Form 10-Q
period 2015-09-30
PACIFIC PREMIER BANCORP INC
filed 2015-11-06
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes [ ] No [X]
The number of shares outstanding of the registrant's common stock as of November 6, 2015 was 21,510,678.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

ASSETS	September 30, 2015	December 31, 2014	September 30, 2014
	(Unaudited)	(Audited)	(Unaudited)
Cash and due from banks	$102,235	$110,650	$103,356
Federal funds sold	526	275	275
Cash and cash equivalents	102,761	110,925	103,631
Investment securities available for sale	291,147	201,638	282,202
FHLB and other stock, at cost	22,490	17,067	18,643
Loans held for investment	2,167,856	1,628,622	1,548,004
Allowance for loan losses	(16,145)	(12,200)	(10,767)
Loans held for investment, net	2,151,711	1,616,422	1,537,237
Accrued interest receivable	9,083	7,131	6,762
Other real estate owned	711	1,037	752
Premises and equipment	9,044	9,165	9,402
Deferred income taxes	13,059	9,383	10,721
Bank owned life insurance	38,953	26,822	26,642
Intangible assets	7,514	5,614	5,867
Goodwill	50,832	22,950	22,950
Other assets	17,993	10,743	9,439
TOTAL ASSETS	$2,715,298	$2,038,897	$2,034,248
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts:
Noninterest bearing checking	$680,937	$456,754	$425,166
Interest-bearing:
Checking	130,671	131,635	130,221
Money market/savings	822,876	600,764	564,050
Retail certificates of deposit	383,481	365,168	369,534
Wholesale/brokered certificates of deposit	121,242	76,505	54,495
Total interest-bearing	1,458,270	1,174,072	1,118,300
Total deposits	2,139,207	1,630,826	1,543,466
FHLB advances and other borrowings	191,483	116,643	195,561
Subordinated debentures	70,310	70,310	70,310
Accrued expenses and other liabilities	23,531	21,526	27,054
TOTAL LIABILITIES	2,424,531	1,839,305	1,836,391
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 50,000,000 shares authorized; 21,510,678 shares at September 30, 2015, 16,903,884 shares at December 31, 2014, and 17,069,216 shares at September 30, 2014 issued and outstanding	215	169	171
Additional paid-in capital	220,992	147,474	150,062
Retained earnings	68,881	51,431	47,540
Accumulated other comprehensive income, net of tax	679	518	84
TOTAL STOCKHOLDERS’ EQUITY	290,767	199,592	197,857
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,715,298	$2,038,897	$2,034,248

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended			Nine Months Ended
	September 30, 2015	June 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
INTEREST INCOME
Loans	$27,288	$27,581	$19,550	$79,382	$54,057
Investment securities and other interest-earning assets	1,812	2,158	1,484	5,527	4,230
Total interest income	29,100	29,739	21,034	84,909	58,287
INTEREST EXPENSE
Deposits	1,719	1,589	1,317	4,914	3,589
FHLB advances and other borrowings	339	407	294	1,121	792
Subordinated debentures	993	982	403	2,946	553
Total interest expense	3,051	2,978	2,014	8,981	4,934
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	26,049	26,761	19,020	75,928	53,353
PROVISION FOR LOAN LOSSES	1,062	1,833	1,284	4,725	3,263
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	24,987	24,928	17,736	71,203	50,090
NONINTEREST INCOME
Loan servicing fees	1,022	724	547	2,647	1,685
Deposit fees	629	634	412	1,845	1,329
Net gain from sales of loans	2,544	2,721	1,775	5,265	3,621
Net gain from sales of investment securities	38	139	363	293	523
Other income	792	494	1,370	1,713	1,832
Total noninterest income	5,025	4,712	4,467	11,763	8,990
NONINTEREST EXPENSE
Compensation and benefits	9,418	9,486	7,490	28,426	20,866
Premises and occupancy	2,151	2,082	1,723	6,062	4,877
Data processing and communications	681	716	420	2,099	2,036
Other real estate owned operations, net	9	56	11	113	65
FDIC insurance premiums	355	363	257	1,032	760
Legal, audit and professional expense	505	661	625	1,687	1,603
Marketing expense	567	615	318	1,785	736
Office and postage expense	525	505	441	1,529	1,155
Loan expense	370	263	258	826	633
Deposit expense	917	982	747	2,704	2,255
Merger-related expense	400	—	—	4,392	626
CDI amortization	344	344	254	1,002	761
Other expense	1,132	1,141	799	3,400	2,152
Total noninterest expense	17,374	17,214	13,343	55,057	38,525
NET INCOME BEFORE INCOME TAX	12,638	12,426	8,860	27,909	20,555
INCOME TAX	4,801	4,601	3,410	10,459	7,830
NET INCOME	$7,837	$7,825	$5,450	$17,450	$12,725
EARNINGS PER SHARE
Basic	$0.36	$0.36	$0.32	$0.83	$0.75
Diluted	0.36	0.36	0.31	0.82	0.73
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	21,510,678	21,493,641	17,069,216	21,037,345	17,078,945
Diluted	21,866,840	21,828,876	17,342,882	21,342,204	17,385,835

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2015	2015	2014	2015	2014
Net income	$7,837	$7,825	$5,450	$17,450	$12,725
Other comprehensive income (loss), net of tax (benefit):
Unrealized holding gains (losses) on securities arising during the period, net of income taxes (benefits) (1)	1,126	(1,628)	320	333	3,469
Reclassification adjustment for net gain on sale of securities included in net income, net of income taxes (2)	(22)	(82)	(214)	(172)	(308)
Net unrealized gain (loss) on securities, net of income taxes	1,104	(1,710)	106	161	3,161
Comprehensive income	$8,941	$6,115	$5,556	$17,611	$15,886
______________________________
(1) Income tax (benefit) on the unrealized gains (losses) on securities was $790,000 for the three months ended September 30, 2015, $(1.1) million for the three months ended June 30, 2015, $75,000 for the three months ended September 30, 2014, $234,000 for the nine months ended September 30, 2015 and $2.2 million for the nine months ended September 30, 2014.
(2) Income taxes on the reclassification adjustment for net gain on sale of securities included in net income was $16,000 for the three months ended September 30, 2015, $57,000 for the three months ended June 30, 2015, $149,000 for the three months ended September 30, 2014, $121,000 for the nine months ended September 30, 2015 and $215,000 for the nine months ended September 30, 2014.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2014	16,903,884	$169	$147,474	$51,431	$518	$199,592
Net income	—	—	—	17,450	—	17,450
Other comprehensive income	—	—	—	—	161	161
Share-based compensation expense	—	—	670	—	—	670
Common stock issued	4,480,645	45	72,207	—	—	72,252
Warrants exercised	125,316	1	688	—	—	689
Repurchase of common stock	(7,165)	—	(116)	—	—	(116)
Exercise of stock options	7,998	—	69	—	—	69
Balance at September 30, 2015	21,510,678	$215	$220,992	$68,881	$679	$290,767

Balance at December 31, 2013	16,656,279	$166	$143,322	$34,815	$(3,077)	$175,226
Net income	—	—	—	12,725	—	12,725
Other comprehensive income	—	—	—	—	3,161	3,161
Share-based compensation expense	—	—	377	—	—	377
Common stock repurchased and retired	(262,897)	(2)	(2,755)	—	—	(2,757)
Common stock issued	562,469	6	9,006	—	—	9,012
Stock options exercised	113,365	1	112	—	—	113
Balance at September 30, 2014	17,069,216	$171	$150,062	$47,540	$84	$197,857

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,450	$12,725
Adjustments to net income:
Depreciation and amortization expense	1,849	1,636
Amortization of Loan Fees and Discounts	(131)	(75)
Provision for loan losses	4,725	3,263
Share-based compensation expense	670	377
(Gain) loss on sale and disposal of premises and equipment	(15)	23
Loss on sale of other real estate owned	51	17
Write down of other real estate owned	41	—
Amortization of premium/discounts on securities held for sale, net	2,804	1,958
Accretion of loan mark-to-market discount from acquisitions	(1,964)	(1,632)
Gain on sale of investment securities available for sale	(293)	(523)
Other-than-temporary impairment recovery on investment securities, net	—	(28)
Gain on sale of loans held for investment	(5,265)	(3,621)
Recoveries on loans	56	87
Principal payments from loans held for sale	—	31
Loss from fair market value adjustment to loans held for sale	—	180
Deferred income tax benefit (provision)	1,006	(2,244)
Change in accrued expenses and other liabilities, net	209	2,310
Income from bank owned life insurance, net	(855)	(591)
Amortization of core deposit intangible	1,003	761
Change in accrued interest receivable and other assets, net	(6,905)	(3,756)
Net cash provided by operating activities	14,436	10,898
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of loans	120,335	51,213
Increase in loans, net	(320,152)	(272,960)
Proceeds from sale of other real estate owned	234	777
Principal payments on securities available for sale	25,517	21,535
Purchase of securities available for sale	(90,032)	(129,636)
Proceeds from sale or maturity of securities available for sale	26,520	91,907
Investment in bank owned life insurance	—	(2,000)
Proceeds from the sale of premises and equipment	1,623	—
Purchases of premises and equipment	(1,097)	(1,123)
Purchase of Federal Reserve Bank stock	(1,904)	(1,520)
Purchase of FHLB stock	(1,150)	(1,673)
Cash acquired (disbursed) in acquisitions, net	2,961	(7,793)
Net cash used in investing activities	(237,145)	(251,273)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	172,363	237,180
Proceeds from issuance of subordinated debt	—	58,804
Change in FHLB advances and other borrowings, net	41,540	(76,147)
Proceeds from exercise of stock options	69	113
Warrants exercised	689	—
Repurchase of common stock	(116)	(2,757)
Net cash provided by financing activities	214,545	217,193
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,164)	(23,182)
CASH AND CASH EQUIVALENTS, beginning of period	110,925	126,813
CASH AND CASH EQUIVALENTS, end of period	$102,761	$103,631

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$9,877	$4,615
Income taxes paid	11,962	11,450
Assets acquired (liabilities assumed and capital created) in acquisitions (See Note 4):
Investment securities	53,752	—
FHLB and Other Stock	2,369	—
Loans	332,893	78,833
Core deposit intangible	2,903	—
Deferred income tax	4,794	—
Bank owned life insurance	11,276	—
Goodwill	27,882	5,522
Fixed assets	2,134	74
Other assets	2,402	702
Deposits	(336,018)	—
Other borrowings	(33,300)	(67,617)
Other liabilities	(1,796)	(709)
Common stock and additional paid-in capital	(72,252)	(9,012)

NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Transfers from loans to other real estate owned	$—	$360
Investment securities available for sale purchased and not settled	—	5,982
Loans held for sale transfered to loans held for investment	—	2,936

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(UNAUDITED)
Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2015, December 31, 2014 and September 30, 2014, the results of its operations and comprehensive income for the three months ended September 30, 2015, June 30, 2015 and September 30, 2014 and the nine months ended September 30, 2015 and 2014 and the changes in stockholders’ equity and cash flows for the nine months ended September 30, 2015 and 2014. Operating results or comprehensive income for the nine months ended September 30, 2015 are not necessarily indicative of the results or comprehensive income that may be expected for any other interim period or the full year ending December 31, 2015.

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

In January 2014, the FASB issued ASU No. 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): "Accounting for Investments in Qualified Affordable Housing Projects." This Update permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. This new guidance also requires new disclosures for all investors in these projects. ASU No. 2014-01 is effective for interim and annual reporting periods beginning after December 15, 2014 for public business entities and after December 15, 2015 for non public business entities. Upon adoption, the guidance must be applied retrospectively to all periods presented. However, entities that used the effective yield method to account for investments in these projects before adoption may continue to do so for these pre-existing investments. The Company adopted the provisions of ASU No. 2014-01 effective January 1, 2015. As the Company accounts for such investments using the cost method, the adoption had no impact on the Company’s Consolidated Financial Statements.

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

Accounting Standards Pending Adoption

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Update modifies the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. The Company does not expect these amendments to have a material effect on its financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The Update changes the balance sheet presentation for debt issuance costs. Under the new guidance, debt issuance costs should be reported as a deduction from debt liabilities rather than as a deferred charge classified as an asset. The Update is effective for us in first quarter 2016 with retrospective application. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

Core deposit intangible assets arising from whole bank acquisitions are amortized on a straight-line amortization method over their estimated useful lives, which range from 6 to 10 years.

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

The operating results of the Company for the nine months ending September 30, 2015 include the operating results of IDPK and IFH since the acquisition date. The operating results of the Company for the nine months ending September 30, 2014 include the operating results of IFH since the acquisition date. The following table presents the net interest and other income, net income and earnings per share as if the acquisitions of IFH and IDPK were effective as of January 1, 2014. There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Nine Months Ended September 30,
	2015	2014
Net interest and other income	$84,339	$75,289
Net income	16,463	14,911
Basic earnings per share	0.74	0.69
Diluted earnings per share	0.71	0.68

Note 5 – Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	September 30, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$129,064	$1,266	$(326)	$130,004
Mortgage-backed securities	160,929	700	(486)	161,143
Total securities available for sale	$289,993	$1,966	$(812)	$291,147

	December 31, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$88,599	$1,235	$(173)	$89,661
Mortgage-backed securities	112,159	432	(614)	111,977
Total securities available for sale	$200,758	$1,667	$(787)	$201,638

	September 30, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$97,358	$1,495	$(268)	98,585
Mortgage-backed securities	184,701	180	(1,264)	183,617
Total securities available for sale	$282,059	$1,675	$(1,532)	$282,202

At September 30, 2015, the Company had $11.4 million in Federal Home Loan Bank (“FHLB”) stock, $7.5 million in Federal Reserve Bank (“FRB”) stock, and $3.6 million in other stock, all carried at cost.

At September 30, 2015, mortgage-backed securities (“MBS”) with an estimated par value of $63.3 million and a fair value of $65.4 million were pledged as collateral for the Bank’s three reverse repurchase agreements which totaled $28.5 million and Homeowner's Association ("HOA") reverse repurchase agreements which totaled $19.0 million.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	September 30, 2015
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Municipal bonds	64	$37,405	$(248)	7	$3,612	$(78)	71	$41,017	$(326)
Mortgage-backed securities	17	57,803	(139)	3	13,613	(347)	20	71,416	(486)
Total	81	$95,208	$(387)	10	$17,225	$(425)	91	$112,433	$(812)

	December 31, 2014
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Municipal bonds	35	$18,129	$(117)	16	$6,510	$(56)	51	$24,639	$(173)
Mortgage-backed securities	7	24,353	(105)	4	18,842	(509)	11	43,195	(614)
Total	42	$42,482	$(222)	20	$25,352	$(565)	62	$67,834	$(787)

	September 30, 2014
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Municipal bonds	29	$16,804	$(183)	26	$10,459	$(85)	55	$27,263	$(268)
Mortgage-backed securities	22	85,248	(256)	9	42,516	(1,008)	31	127,764	(1,264)
Total	51	$102,052	$(439)	35	$52,975	$(1,093)	86	$155,027	$(1,532)

Any temporary impairment is a result of the change in market interest rates and not the underlying issuers’ ability to repay. The Company has the intent and ability to hold these securities until the temporary impairment is eliminated. Accordingly, the Company has not recognized the temporary impairment in earnings.

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2015, by contractual maturity are shown in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Investment securities available for sale:
Municipal bonds	$840	$843	$25,480	$25,605	$45,233	$45,628	$57,511	$57,928	$129,064	$130,004
Mortgage-backed securities	—	—	—	—	25,566	25,744	135,363	135,399	160,929	161,143
Total investment securities available for sale	$840	$843	$25,480	$25,605	$70,799	$71,372	$192,874	$193,327	$289,993	$291,147

Unrealized gains and losses on investment securities available for sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At September 30, 2015, the Company had accumulated other comprehensive income of $1,154,000, or $679,000 net of benefit, compared to accumulated other comprehensive income of $880,000, or $518,000 net of tax, at December 31, 2014.

Note 6 – Loans Held for Investment

The following table sets forth the composition of our loan portfolio in dollar amounts at the dates indicated:

	September 30, 2015	December 31, 2014	September 30, 2014
	(in thousands)
Business loans:
Commercial and industrial	$288,982	$228,979	$218,871
Franchise	295,965	199,228	163,887
Commercial owner occupied (1)	302,556	210,995	215,938
SBA	70,191	28,404	20,482
Warehouse facilities	144,274	113,798	108,093
Real estate loans:
Commercial non-owner occupied	406,490	359,213	355,984
Multi-family	421,240	262,965	262,588
One-to-four family (2)	78,781	122,795	125,326
Construction	141,293	89,682	67,118
Land	12,758	9,088	6,103
Other loans	5,017	3,298	3,521
Total gross loans held for investment (3)	2,167,547	1,628,445	1,547,911
Deferred loan origination costs and premiums, net	309	177	93
Allowance for loan losses	(16,145)	(12,200)	(10,767)
Loans held for investment, net	$2,151,711	$1,616,422	$1,537,237
______________________________
(1) Majority secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans for September 30, 2015 are net of (i) the unaccreted mark-to-market discounts on Canyon National Bank ("Canyon National") loans of $0.6 million, on Palm Desert National Bank ("Palm Desert National") loans of $1.0 million, on San Diego Trust Bank ("SDTB") loans of $135,000, and on IDPK loans of $5.8 million and (ii) the mark-to-market premium on First Associations Bank ("FAB") loans of $5,000.

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

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus and likewise in excess of 15% for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $91.6 million for secured loans and $55.0 million for unsecured loans at September 30, 2015. At September 30, 2015, the Bank’s largest aggregate outstanding balance of loans to one borrower was $36.6 million of secured credit.

Purchased Credit Impaired

The following table provides a summary of the Company’s investment in purchased credit impaired loans, acquired from Canyon National, Palm Desert National and IDPK, as of the period indicated:

	September 30, 2015
	Canyon National	Palm Desert National	IDPK	Total
	(in thousands)
Business loans:
Commercial and industrial	$93	$—	$237	$330
Commercial owner occupied	534	—	2,311	2,845
Real estate loans:
Commercial non-owner occupied	926	—	1,203	2,129
One-to-four family	—	—	88	88
Total purchase credit impaired	$1,553	$—	$3,839	$5,392

On the acquisition date, the amount by which the undiscounted expected cash flows of the purchased credit impaired loans exceed the estimated fair value of the loan is the “accretable yield.” The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the purchased credit impaired loan. At September 30, 2015, the Company had $5.4 million of purchased credit impaired loans, of which $1.3 million were placed on nonaccrual status.

The following table summarizes the accretable yield on the purchased credit impaired loans for the nine months ended September 30, 2015:

	Nine Months Ended
	September 30, 2015
	Canyon National	Palm Desert National	IDPK	Total
	(in thousands)
Balance at the beginning of period	$1,351	$52	$—	$1,403
Accretable yield at acquisition	—	—	602	602
Accretion	(164)	—	(120)	(284)
Disposals and other	—	(52)	(58)	(110)
Change in accretable yield	—	—	149	149
Balance at the end of period	$1,187	$—	$573	$1,760

Impaired Loans

The following tables provide a summary of the Company’s investment in impaired loans as of the period indicated:

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
September 30, 2015
Business loans:
Franchise	$2,394	$1,630	$—	$1,630	—	$1,647	$—
Commercial owner occupied	436	361	—	361	—	364	23
Real estate loans:
Commercial non-owner occupied	693	443	—	443	—	443	21
One-to-four family	203	203	—	203	—	221	13
Land	37	22	—	22	—	23	3
Totals	$3,763	$2,659	$—	$2,659	$—	$2,698	$60

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
December 31, 2014
Business loans:
Commercial and industrial	$—	$—	$—	$—	$—	$11	$—
Commercial owner occupied	440	388	—	388	—	514	46
SBA	—	—	—	—	—	5	—
Real estate loans:
Commercial non-owner occupied	1,217	848	—	848	—	908	85
One-to-four family	256	236	—	236	—	440	17
Totals	$1,913	$1,472	$—	$1,472	$—	$1,878	$148

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
September 30, 2014
Business loans:
Commercial and industrial	$—	$—	$—	$—	$—	$15	$—
Commercial owner occupied	441	398	—	398	—	555	41
SBA	—	—	—	—	—	6	—
Real estate loans:
Commercial non-owner occupied	1,221	883	—	883	—	924	65
One-to-four family	649	526	—	526	—	504	18
Totals	$2,311	$1,807	$—	$1,807	$—	$2,004	$124

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

The following table provides additional detail on the components of impaired loans at the period end indicated:

	September 30, 2015	December 31, 2014	September 30, 2014
	(in thousands)
Nonaccruing loans	$2,482	$1,290	$1,624
Accruing loans	177	182	183
Total impaired loans	$2,659	$1,472	$1,807

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

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest. The Company had impaired loans on nonaccrual status of $2.5 million at September 30, 2015, $1.3 million at December 31, 2014, and $1.6 million at September 30, 2014. The Company had no loans 90 days or more past due and still accruing at September 30, 2015, December 31, 2014 or September 30, 2014.

The Company had no new TDRs during the quarter ended September 30, 2015 and September 30, 2014 and had one immaterial TDR outstanding related to a U.S. Small Business Administration (“SBA”) loan. In addition, the Company had no foreclosed residential real estate property or a recorded investment in consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of September 30, 2015.

Concentration of Credit Risk

As of September 30, 2015, the Company’s loan portfolio was collateralized by various forms of real estate and business assets located principally in California. The Company’s loan portfolio contains concentrations of credit in multi-family real estate, commercial non-owner occupied real estate and commercial owner occupied business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and continues to diversify its loan portfolio through loan originations, purchases and sales to meet approved concentration levels. While management believes that the collateral presently securing these loans is adequate, there can be no assurances that a significant deterioration in the California real estate market or economy would not expose the Company to significantly greater credit risk.

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

The following tables stratify the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of the periods indicated:

	Credit Risk Grades
	Pass	Special Mention	Substandard	Total Gross Loans
September 30, 2015	(in thousands)
Business loans:
Commercial and industrial	$285,931	$80	$2,971	$288,982
Franchise	294,335	—	1,630	295,965
Commercial owner occupied	291,121	1,274	10,161	302,556
SBA	70,191	—	—	70,191
Warehouse facilities	144,274	—	—	144,274
Real estate loans:
Commercial non-owner occupied	403,020	259	3,211	406,490
Multi-family	417,576	698	2,966	421,240
One-to-four family	77,729	—	1,052	78,781
Construction	141,293	—	—	141,293
Land	12,656	—	102	12,758
Other loans	5,017	—	—	5,017
Totals	$2,143,143	$2,311	$22,093	$2,167,547

	Credit Risk Grades
	Pass	Special Mention	Substandard	Total Gross Loans
December 31, 2014	(in thousands)
Business loans:
Commercial and industrial	$227,151	$—	$1,828	$228,979
Franchise	199,228	—	—	199,228
Commercial owner occupied	202,390	—	8,605	210,995
SBA	28,132	272	—	28,404
Warehouse facilities	113,798	—	—	113,798
Real estate loans:
Commercial non-owner occupied	355,274	—	3,939	359,213
Multi-family	261,956	501	508	262,965
One-to-four family	122,146	—	649	122,795
Construction	89,682	—	—	89,682
Land	9,088	—	—	9,088
Other loans	3,298	—	—	3,298
Totals	$1,612,143	$773	$15,529	$1,628,445

	Credit Risk Grades
	Pass	Special Mention	Substandard	Total Gross Loans
September 30, 2014	(in thousands)
Business loans:
Commercial and industrial	$217,093	$—	$1,778	$218,871
Franchise	163,887	—	—	163,887
Commercial owner occupied	206,096	387	9,455	215,938
SBA	20,482	—	—	20,482
Warehouse facilities	108,093	—	—	108,093
Real estate loans:
Commercial non-owner occupied	351,614	—	4,370	355,984
Multi-family	261,574	504	510	262,588
One-to-four family	124,383	—	943	125,326
Construction	67,118	—	—	67,118
Land	6,103	—	—	6,103
Other loans	3,521	—	—	3,521
Totals	$1,529,964	$891	$17,056	$1,547,911

The following tables set forth delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
September 30, 2015	(in thousands)
Business loans:
Commercial and industrial	$288,269	$681	$25	$7	$288,982	$237
Franchise	294,335	—	—	1,630	295,965	1,630
Commercial owner occupied	302,556	—	—	—	302,556	556
SBA	70,191	—	—	—	70,191	—
Warehouse facilities	144,274	—	—	—	144,274	—
Real estate loans:
Commercial non-owner occupied	406,047	—	—	443	406,490	1,424
Multi-family	421,240	—	—	—	421,240	—
One-to-four family	78,648	21	—	112	78,781	226
Construction	141,293	—	—	—	141,293	—
Land	12,736	—	—	22	12,758	22
Other loans	5,017	—	—	—	5,017	—
Totals	$2,164,606	$702	$25	$2,214	$2,167,547	$4,095

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
December 31, 2014	(in thousands)
Business loans:
Commercial and industrial	$228,955	$—	$24	$—	$228,979	$—
Franchise	199,228	—	—	—	199,228	—
Commercial owner occupied	210,995	—	—	—	210,995	514
SBA	28,404	—	—	—	28,404	—
Warehouse facilities	113,798	—	—	—	113,798	—
Real estate loans:
Commercial non-owner occupied	359,213	—	—	—	359,213	848
Multi-family	262,965	—	—	—	262,965	—
One-to-four family	122,722	19	—	54	122,795	82
Construction	89,682	—	—	—	89,682	—
Land	9,088	—	—	—	9,088	—
Other loans	3,297	1	—	—	3,298	—
Totals	$1,628,347	$20	$24	$54	$1,628,445	$1,444

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
September 30, 2014	(in thousands)
Business loans:
Commercial and industrial	$218,871	$—	$—	$—	$218,871	$—
Franchise	163,887	—	—	—	163,887	—
Commercial owner occupied	215,938	—	—	—	215,938	528
SBA	20,439	—	43	—	20,482	—
Warehouse facilities	108,093	—	—	—	108,093	—
Real estate loans:
Commercial non-owner occupied	355,984	—	—	—	355,984	882
Multi-family	262,588	—	—	—	262,588	—
One-to-four family	124,963	20	—	343	125,326	372
Construction	67,118	—	—	—	67,118	—
Land	6,103	—	—	—	6,103	—
Other loans	3,521	—	—	—	3,521	—
Totals	$1,547,505	$20	$43	$343	$1,547,911	$1,782

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

The Company's base ALLL factors are determined by management using the Bank's annualized actual trailing charge-off data over intervals ranging from 84, 72, 36, 24, 12 and 6 months. Adjustments to those base factors are made for relevant internal and external factors. Those factors may include:

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

The following tables summarize the allocation of the ALLL as well as the activity in the ALLL attributed to various segments in the loan portfolio as of and for the nine months ended for the periods indicated:

	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Warehouse Facilities	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)
Balance, December 31, 2014	$2,646	$1,554	$1,757	$568	$546	$2,007	$1,060	$842	$1,088	$108	$24	$12,200
Charge-offs	(72)	(764)	—	—	—	—	—	—	—	—	—	(836)
Recoveries	35	—	—	4	—	3	—	13	—	—	1	56
Provisions for (reduction in) loan losses	730	1,434	147	891	258	111	620	(137)	613	63	(5)	4,725
Balance, September 30, 2015	$3,339	$2,224	$1,904	$1,463	$804	$2,121	$1,680	$718	$1,701	$171	$20	$16,145

Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
General portfolio allocation	3,339	2,224	1,904	1,463	804	2,121	1,680	718	1,701	171	20	16,145
Loans individually evaluated for impairment	—	1,630	361	—	—	443	—	203	—	22	—	2,659
Specific reserves to total loans individually evaluated for impairment	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	$288,982	$294,335	$302,195	$70,191	$144,274	$406,047	$421,240	$78,578	$141,293	$12,736	$5,017	$2,164,888
General reserves to total loans collectively evaluated for impairment	1.16%	0.76%	0.63%	2.08%	0.56%	0.52%	0.40%	0.91%	1.20%	1.34%	0.40%	0.75%
Total gross loans	$288,982	$295,965	$302,556	$70,191	$144,274	$406,490	$421,240	$78,781	$141,293	$12,758	$5,017	$2,167,547
Total allowance to gross loans	1.16%	0.75%	0.63%	2.08%	0.56%	0.52%	0.40%	0.91%	1.20%	1.34%	0.40%	0.74%

	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Warehouse Facilities	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)
Balance, December 31, 2013	$1,968	$—	$1,818	$151	$392	$1,658	$817	$1,099	$136	$127	$34	$8,200
Charge-offs	(223)	—	—	—	—	(365)	—	(195)	—	—	—	(783)
Recoveries	33	—	—	4	—	—	—	32	—	—	18	87
Provisions for (reduction in) loan losses	655	1,024	(44)	290	102	608	194	(121)	639	(55)	(29)	3,263
Balance, September 30, 2014	$2,433	$1,024	$1,774	$445	$494	$1,901	$1,011	$815	$775	$72	$23	$10,767

Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
General portfolio allocation	2,433	1,024	1,774	445	494	1,901	1,011	815	775	72	23	10,767
Loans individually evaluated for impairment	—	—	398	—	—	883	—	526	—	—	—	1,807
Specific reserves to total loans individually evaluated for impairment	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	$218,871	$163,887	$215,540	$20,482	$108,093	$355,101	$262,588	$124,800	$67,118	$6,103	$3,521	$1,546,104
General reserves to total loans collectively evaluated for impairment	1.11%	0.62%	0.82%	2.17%	0.46%	0.54%	0.39%	0.65%	1.15%	1.18%	0.65%	0.70%
Total gross loans	$218,871	$163,887	$215,938	$20,482	$108,093	$355,984	$262,588	$125,326	$67,118	$6,103	$3,521	$1,547,911
Total allowance to gross loans	1.11%	0.62%	0.82%	2.17%	0.46%	0.53%	0.39%	0.65%	1.15%	1.18%	0.65%	0.70%

Note 8 – Subordinated Debentures

In August 2014, the Corporation issued $60 million in aggregate principal amount of 5.75% Subordinated Notes Due 2024 (the “Notes”) in a private placement transaction to institutional accredited investors (the “Private Placement”). The Corporation contributed $50 million of net proceeds from the Private Placement to the Bank to support general corporate purposes. The Notes bear interest at an annual fixed rate of 5.75%, and the first interest payment on the Notes occurred on March 3, 2015, with future interest payments being paid semiannually each March 3 and September 3 until September 3, 2024.

In connection with the Private Placement, the Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade ratings of BBB+ and BBB for the Corporation's senior unsecured debt and subordinated debt, respectively, and a senior deposit rating of A- for the Bank. These ratings were affirmed by KBRA on October 23, 2015.

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10 million of Floating Rate Trust Preferred Securities (“Trust Preferred Securities”) issued by PPBI Trust I in March 2004. The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth. Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 3.04% per annum as of September 30, 2015.

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

The impact of stock options which are anti-dilutive are excluded from the computations of diluted earnings per share. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. The following table sets forth the number of stock options excluded for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2015	2015	2014	2015	2014

Stock options excluded	—	448,000	249,000	316,614	249,000

The following tables set forth the Company’s unaudited earnings per share calculations for the periods indicated:

	Three Months Ended
	September 30, 2015			June 30, 2015			September 30, 2014
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(dollars in thousands, except per share data)
Net income	$7,837			$7,825			$5,450
Basic income available to common stockholders	7,837	21,510,678	$0.36	7,825	21,493,641	$0.36	5,450	17,069,216	$0.32
Effect of dilutive stock option grants and warrants	—	356,162		—	335,235		—	273,666
Diluted income available to common stockholders plus assumed conversions	$7,837	21,866,840	$0.36	7,825	21,828,876	$0.36	$5,450	17,342,882	$0.31

	Nine Months Ended September 30,
	2015			2014
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(dollars in thousands, except per share data)
Net income	$17,450			$12,725
Basic income available to common stockholders	17,450	21,037,345	$0.83	12,725	17,078,945	$0.75
Effect of dilutive stock option grants and warrants	—	304,859	—	—	306,890	—
Diluted income available to common stockholders plus assumed conversions	$17,450	21,342,204	$0.82	12,725	17,385,835	$0.73

Note 10 – Fair Value of Financial Instruments

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach, and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including both those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis and a non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value, and for estimating the fair value of financial assets and financial liabilities not recorded at fair value, are discussed below.

In accordance with accounting guidance, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, prepayment speeds, volatilities, etc.) or model-based valuation techniques where all significant assumptions are observable, either directly or indirectly, in the market.

Level 3 - Valuation is generated from model-based techniques where one or more significant inputs are not observable, either directly or indirectly, in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include use of matrix pricing, discounted cash flow models, and similar techniques.

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2015, December 31, 2014 and September 30, 2014.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Management maximizes the use of observable inputs and attempts to minimize the use of unobservable inputs when determining fair value measurements. The following is a description of both the general and specific valuation methodologies used for certain instruments measured at fair value, as well as the general classification of these instruments pursuant to the valuation hierarchy.

Cash and due from banks – The carrying amounts of cash and short-term instruments approximate fair value due to the liquidity of these instruments.

Securities Available for Sale – AFS securities are generally valued based upon quotes obtained from an independent third-party pricing service, which uses evaluated pricing applications and model processes. Observable market inputs, such as, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data are considered as part of the evaluation. The inputs are related directly to the security being evaluated, or indirectly to a similarly situated security. Market assumptions and market data are utilized in the valuation models. The Company reviews the market prices provided by the third-party pricing service for reasonableness based on the Company’s understanding of the market place and credit issues related to the securities. The Company has not made any adjustments to the market quotes provided by them and, accordingly, the Company categorized its investment portfolio within Level 2 of the fair value hierarchy.

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

Impaired loans and OREO – Impaired loans and OREO assets are recorded at the fair value less estimated costs to sell at the time of foreclosure. The fair value of impaired loans and OREO assets are generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Deposit Accounts and Short-term Borrowings — The amounts payable to depositors for demand, savings, and money market accounts, and short-term borrowings are considered to approximate fair value. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities using a discounted cash flow calculation. Interest-bearing deposits and borrowings are included within Level 2 of the fair value hierarchy.

Term FHLB Advances and Other Long-term Borrowings— The fair value of long term borrowings is determined using rates currently available for similar borrowings with similar credit risk and for the remaining maturities and are classified as Level 2.

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

The fair value estimates presented herein are based on pertinent information available to management as of the periods indicated.

	At September 30, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$102,761	$102,761	$—	$—	$102,761
Securities available for sale	291,147	—	291,147	—	291,147
FHLB, FRB, and other stock, at cost	22,490	—	22,490	—	22,490
Loans held for investment, net	2,151,711	—	—	2,240,308	2,240,308
Accrued interest receivable	9,083	9,083	—	—	9,083
Other real estate owned	711	—	—	711	711

Liabilities:
Deposit accounts	2,139,207	1,634,484	506,063	—	2,140,547
FHLB advances	144,000	—	144,252	—	144,252
Other borrowings	47,483	—	47,043	—	47,043
Subordinated debentures	70,310	—	69,092	—	69,092
Accrued interest payable	216	216	—	—	216

	At December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$110,925	$110,925	$—	$—	$110,925
Securities available for sale	201,638	—	201,638	—	201,638
FHLB, FRB, and other stock, at cost	17,067	17,067	—	—	17,067
Loans held for investment, net	1,616,422	—	—	1,686,046	1,686,046
Accrued interest receivable	7,131	7,131	—	—	7,131
Other real estate owned	1,037	—	—	1,037	1,037

Liabilities:
Deposit accounts	1,630,826	1,216,847	519,898	—	1,736,745
FHLB advances	70,000	70,025	—	—	70,025
Other borrowings	46,643	—	48,312	—	48,312
Subordinated debentures	70,310	—	33,456	—	33,456
Accrued interest payable	209	209	—	—	209

	At September 30, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$103,631	$103,631	$—	$—	$103,631
Securities available for sale	282,202	—	282,202	—	282,202
FHLB, FRB, and other stock, at cost	18,643	18,643	—	—	18,643
Loans held for investment, net	1,537,237	—	—	1,521,466	1,521,466
Accrued interest receivable	6,762	6,762	—	—	6,762
Other real estate owned	752	—	—	752	752

Liabilities:
Deposit accounts	1,543,466	1,157,972	371,574	—	1,529,546
FHLB advances	150,000	149,999	—	—	149,999
Other borrowings	45,561	—	46,095	—	46,095
Subordinated debentures	70,310	—	34,142	—	34,142
Accrued interest payable	177	177	—	—	177

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost. As such, the Company records impaired loans as Level 3. At September 30, 2015, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

The following fair value hierarchy table presents information about the Company’s financial instruments measured at fair value on a recurring basis at the dates indicated:

	September 30, 2015
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$—	$130,004	$—	$130,004
Mortgage-backed securities	—	161,143	—	161,143
Total securities available for sale	$—	$291,147	$—	$291,147

	September 30, 2014
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$—	$98,585	$—	98,585
Mortgage-backed securities	—	183,617	—	183,617
Total securities available for sale	$—	$282,202	$—	$282,202

The fair value of impaired loans was determined using Level 3 assumptions, and represents impaired loan balances for which a specific reserve has been established or on which a write down has been taken. Generally, the Company obtains third party appraisals (or property evaluations) and/or collateral audits in conjunction with internal analysis based on historical experience on its impaired loans and other real estate owned to determine fair value. In determining the net realizable value of the underlying collateral for impaired loans, the Company will then discount the valuation to cover both market price fluctuations and selling costs the Company expected would be incurred in the event of foreclosure. In addition to the discounts taken, the Company’s calculation of net realizable value considered any other senior liens in place on the underlying collateral.

The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis as of the periods indicated:

	September 30, 2015
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Collateral dependent impaired loans	$—	$—	$1,022	$1,022
Other real estate owned	—	—	711	711
Total assets	$—	$—	$1,733	$1,733

	September 30, 2014
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Collateral dependent impaired loans	$—	$—	$1,241	$1,241
Other real estate owned	—	—	752	752
Total assets	$—	$—	$1,993	$1,993

The following table presents quantitative information about Level 3 of fair value measurements for financial instruments measured at fair value on a non-recurring basis for the periods indicated:

	September 30, 2015
			Range
	Fair Value	Valuation Techniques	Rate	Maturity (years)	Unobservable Inputs
Collateral dependent impaired loans:
Business loans:
Commercial and industrial	$169	Collateral valuation	6.70%	7	0 - 10%
Commercial owner occupied	361	Collateral valuation	6.75%	6	0 - 10%
Real estate loans:
Commercial non-owner occupied	443	Collateral valuation	7.00%	11	0 - 15%
One-to-four family	27	Collateral valuation	7.00 - 15.00%	4 - 14	0 - 10%
Land	22	Collateral valuation	13.00%	15	0 - 10%
Total collateral dependent impaired loans	$1,022

Other real estate owned
Land	$711	Collateral valuation	—	—	0 - 10%
Total other real estate owned	$711

	September 30, 2014
			Range
	Fair Value	Valuation Techniques	Rate	Maturity (years)	Unobservable Inputs
Collateral dependent impaired loans:
Business loans:
Commercial owner occupied	398	Collateral valuation	6.75%	8	0 - 10%
Real estate loans:
Commercial non-owner occupied	500	Collateral valuation	7.00%	13	0 - 15%
One-to-four family	343	Collateral valuation	4.50% - 15.00%	6 - 23	0 - 10%
Total collateral dependent impaired loans	$1,241

Other real estate owned
Land	$752	Collateral valuation	—	—	0-10%
Total other real estate owned	$752

Note 11 - Pending Acquisition of Security California Bancorp

On October 1, 2015, the Corporation announced that, on September 30, 2015, it and Security California Bancorp, a California corporation (OTCQB: SCAF), entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) pursuant to which SCAF will be merged with and into the Corporation, with the Corporation surviving (the “Corporate Merger”), immediately followed by the merger of SCAF’s wholly-owned bank subsidiary, Security Bank of California, a Riverside, California based state-chartered commercial bank (“Security Bank”), with and into the Bank, with the Bank surviving (the “Bank Merger”). The Corporate Merger and Bank Merger are collectively referred to as the “Proposed Transaction.” At September 30, 2015, SCAF had $733 million in total assets, $477 million in gross loans and $648 million in total deposits. Security Bank has six branches located in Riverside County, San Bernardino County and Orange County, California and a loan production office located in Los Angeles County, California.

Under the terms of the Merger Agreement, upon consummation of the Corporate Merger, holders of SCAF common stock will have the right to receive 0.9629 shares of the Corporation’s common stock for each share of SCAF common stock they own. Based on a $20.32 closing price of the Corporation’s common stock on September 30, 2015, the aggregate merger consideration is approximately $118.9 million or $19.57 per share of SCAF common stock. Holders of SCAF’s stock options will receive cash consideration of approximately $766 thousand in the aggregate for the in-the-money value. The exchange ratio reflecting the number of shares of the Corporation’s common stock to be issued in exchange for each share of SCAF common stock is fixed so long as the Corporation’s stock price remains between $16.550 and $22.391, as measured by the 20-day average closing price up to and including the fifth trading day prior to closing of the Proposed Transaction. The value of the stock consideration will fluctuate based on the value of the Corporation’s common stock. In the event the average closing price of the Corporation’s common stock is outside this price range, then the exchange ratio will be adjusted to reflect the increase or decrease in the average closing price of the Corporation’s common stock that is outside of this range. The per share stock consideration of 0.9629 shares of the Corporation’s common stock also is subject to possible downward adjustment in the event certain of SCAF’s aggregate transaction-related expenses exceed amounts specified in the Merger Agreement.

The Proposed Transaction is expected to close early in the first quarter of 2016, subject to satisfaction of customary closing conditions, including regulatory approvals and approval of SCAF’s and the Corporation’s shareholders. Directors and executive officers of SCAF have entered into agreements with the Corporation and SCAF whereby they committed to vote their shares of SCAF common stock in favor of the acquisition. For additional information about the proposed acquisition of SCAF, see the Corporation’s Current Report on Form 8-K filed with the SEC on October 1, 2015 and the Merger Agreement which is filed as an exhibit to the Current Report on Form 8-K.

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

•
The effect of acquisitions, including the proposed acquisition of SCAF, we have made or may make, including, without limitation, the failure to achieve the expected revenue growth or expense savings from such acquisitions, or the failure to effectively integrate an acquisition target into our operations;

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

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Annual Report, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results expected for the year ending December 31, 2015.

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

We provide banking services within our targeted markets in California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve. Additionally, through our HOA Banking and Lending and Franchise Capital units we can provide customized cash management, electronic banking services and credit facilities to HOAs, HOA management companies and QSR franchise owners nationwide. At September 30, 2015, the Bank operated 16 full-service depository branches in California located in the cities of Encinitas, Huntington Beach, Irvine, Los Alamitos, Newport Beach, Palm Desert (2), Palm Springs (2), San Bernardino, San Diego (2), Seal Beach, Tustin, Riverside and Corona. Our corporate headquarters are located in Irvine, California. Through our branches and our web site at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment. We also offer a variety of loan products, including commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans, and home equity loans. The Bank funds its lending and investment activities with retail deposits obtained through its branches, advances from the FHLB, lines of credit, and wholesale and brokered certificates of deposits.

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

IFH ACQUISITION

On January 30, 2014, the Company acquired IFH, a national lender to franchisees in the QSR industry, and other direct and indirect subsidiaries utilized in its business, pursuant to the terms of a definitive agreement entered into by the Corporation, the Bank and Infinity on November 15, 2013. As a result of the IFH acquisition, the Bank acquired and recorded at the acquisition date assets with a fair value of approximately $85.7 million, including $78.8 million in loans. Also as a result of the IFH acquisition, the Bank recorded equity of $9 million in connection with the Corporation’s stock issued to IFH shareholders as part of the acquisition consideration and assumed at acquisition date liabilities with a fair value of approximately $68.3 million, including a $67.6 million credit facility that was paid off in conjunction with the closing of the acquisition.

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

NON-GAAP MEASUREMENTS

For periods presented below, adjusted net income, adjusted diluted earnings per share and adjusted return on average assets are non-GAAP financial measures derived from GAAP-based amounts. We calculate these figures by excluding merger-related expenses in the period results. Management believes that the exclusion of such items from these financial measures provides useful information to an understanding of the operating results of our core business. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures. As other companies may use different calculations for these adjusted measures, this presentation may not be comparable to other similarly titled adjusted measures reported by other companies.

	Three Months Ended			Nine Months Ended
	September 30, 2015	June 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net income	$7,837	$7,825	$5,450	$17,450	$12,725
Plus merger-related expenses, net of tax	400	—	—	2,910	393
Adjusted net income	$8,237	$7,825	$5,450	$20,360	$13,118

Diluted earnings per share	$0.36	$0.36	$0.31	$0.82	$0.73
Plus merger-related expenses, net of tax	0.02	—	—	0.13	0.02
Adjusted diluted earnings per share	$0.38	$0.36	$0.31	$0.95	$0.75

Return on average assets	1.19%	1.18%	1.14%	0.90%	0.96%
Plus merger-related expenses, net of tax	0.06%	—%	—%	0.15%	0.03%
Adjusted return on average assets	1.25%	1.18%	1.14%	1.05%	0.99%

For periods presented below, return on average tangible common equity and adjusted return on average tangible common equity are non-GAAP financial measures derived from GAAP-based amounts. We calculate these figures by excluding merger-related expenses and/or CDI amortization expense and exclude the average CDI and average goodwill from the average stockholders' equity during the period. Management believes that the exclusion of such items from these financial measures provides useful information to an understanding of the operating results of our core business. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures. As other companies may use different calculations for these adjusted measures, this presentation may not be comparable to other similarly titled adjusted measures reported by other companies.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,

Net income	$7,837	$7,825	$5,450	$17,450	$12,725
Plus tax effected CDI amortization	213	216	156	627	471
Net income for average tangible common equity	8,050	8,041	5,606	18,077	13,196
Plus merger-related expenses, net of tax	400	—	—	2,910	393
Adjusted net income for average tangible common equity	8,450	8,041	5,606	20,987	13,589

Average stockholders' equity	$284,486	$275,860	$193,844	$267,487	$188,917
Less average CDI	7,686	8,080	5,994	8,069	6,247
Less average goodwill	50,832	50,965	22,950	47,061	22,420
Average tangible common equity	$225,967	$216,815	$164,900	$212,357	$160,250

Return on average tangible common equity	14.25%	14.84%	13.60%	11.35%	10.98%
Adjusted return on average tangible common equity	14.96%	14.84%	13.60%	16.94%	14.54%

RESULTS OF OPERATIONS

In the third quarter of 2015, we reported net income of $7.8 million, or $0.36 per diluted share. This compares with net income of $7.8 million, or $0.36 per diluted share for the second quarter of 2015. Net interest income decreased by $0.7 million reflecting a decrease in earning assets and a decrease in net interest margin. This was offset by a $0.8 million decrease in the provision for loan losses. Non-interest expense, for the third quarter of 2015, included $0.4 million in merger-related expenses associated with the proposed acquisition of Security California Bancorp. Excluding the non-tax deductible merger-related expenses, adjusted net income for the third quarter of 2015 was $8.2 million, or $0.38 per diluted share.

Net income of $7.8 million, or $0.36 per diluted share, for the third quarter of 2015 compares to net income for the third quarter of 2014 of $5.5 million or $0.31 per diluted share. The increase in net earnings of $2.4 million was mostly due to the $7.0 million increase in net interest income resulting from earning asset growth and a $0.8 million increase in gain on sale of loans. These items were offset by a $4.0 million increase in non-interest expense, including $0.4 million in merger-related expenses associated with the proposed acquisition of SCAF. The changes in net interest income and non-interest expense from the prior year were impacted by the acquisition of IDPK during the first quarter of 2015.

For the three months ended September 30, 2015, the Company’s return on average assets was 1.19% and return on average tangible common equity was 14.25%, or 1.25% and 14.96% after adjusting for the merger-related expenses, respectively. For the three months ended June 30, 2015 the return on average assets was 1.18% and the return on average tangible common equity was 14.84%. For the three months ended September 30, 2014 the return on average assets was 1.14% and the return on average tangible common equity was 13.60%.

For the first nine months of 2015, the Company recorded net income of $17.5 million, or $0.82 per diluted share. This compares with net income of $12.7 million or $0.73 per diluted share for the first nine months of 2014. The increase in net income of $4.7 million was primarily the result of the $22.6 million increase in net interest income resulting from earning asset growth, offset by growth in non-interest expense of $16.5 million. Prior period comparisons for the year-to-date results are impacted by one-time merger-related expenses totaling $4.4 million associated with the acquisition of IDPK in the first quarter of 2015 and the announced proposed acquisition of SCAF in the third quarter of 2015 and $626,000 associated with the acquisition of IFH in the first quarter of 2014. Excluding non-recurring merger-related expenses, the Company reported adjusted net income of $20.4 million, or $0.95 per share on a diluted basis, for the first nine months of 2015, compared with $13.1 million, or $0.75 per share on a diluted basis, for the first nine months of 2014.

For the nine months ended September 30, 2015, the Company’s return on average assets was .90% and return on average tangible common equity was 11.35%, compared with a return on average assets of .96% and a return on average tangible common equity of 10.98% for the nine months ended September 30, 2014. Excluding the non-recurring merger-related expenses, the Company’s adjusted return on average assets was 1.05% and adjusted return on average tangible common equity was 16.94% for the nine months ended September 30, 2015, compared with an adjusted return on average assets of .99% and an adjusted return on average tangible common equity of 14.54% for the nine months ended September 30, 2014.

Net Interest Income

Our earnings are derived predominately from net interest income, which is the difference between the interest income earned on interest-earning assets, primarily loans and securities, and the interest expense incurred on interest-bearing liabilities, primarily deposits and borrowings. Net interest income is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities.

Net interest income totaled $26.0 million in the third quarter of 2015, a decline of $712,000 or 2.7% from the second quarter of 2015. The decrease in net interest income reflected a decrease in average interest-earning assets of $26.3 million, and a decrease in the net interest margin of 12 basis points to 4.14%. The decrease in average interest-earning assets during the third quarter of 2015 was primarily related to lower utilization rates of warehouse mortgage lines of credit that resulted in a $65.6 million decrease in average outstanding balances on these lines in comparison to the second quarter of 2015. The reduction in the net interest margin to 4.14% was mostly the result of a decrease in the yield on earning assets of 10 basis points. The Company received a special dividend from the FHLB during the second quarter of 2015 of approximately $500,000. This dividend had the impact of increasing the net interest margin by 8 basis points in the second quarter. Additionally, the yield on earning assets was negatively impacted as a result of an unfavorable asset mix arising from the $46.5 million decrease in average loans and a $20.3 million increase in average cash balances from the prior quarter.

Net interest income for the third quarter of 2015 increased $7 million or 37.0% compared to the third quarter of 2014. As our net interest margin remaining unchanged at 4.14%, the increase was primarily related to an increase in interest-earning assets of $675 million, related to our organic loan growth since the end of the third quarter of 2014 and our acquisition of IDPK during the first quarter of 2015. Although the net interest margin remain unchanged, the yield on interest earning assets increased .04%, primarily driven by a favorable asset mix as average loans grew to 83% of interest-earning assets during the third quarter of 2015, compared to 81% in the third quarter of 2014. Conversely the cost of interest-bearing liabilities increased .10%. The increase in cost of interest-bearing liabilities was the result of higher average borrowing costs associated with lower levels of over - night FHLB borrowings and the issuance of $60 million of subordinated debt in August 2014 at a fixed rate of 5.75%.

For the first nine months of 2015, net interest income totaled $75.9 million, up $22.6 million or 42%, compared to the net interest income for the first nine months of 2014. The increase reflected an increase in interest-earning assets of $769 million while the net interest margin decreased .10% to 4.13%. The increase in interest-earning assets was primarily related to the acquisitions of IDPK along with our organic loan growth. The decrease in net interest margin was largely the result of an increase in the cost of interest-bearing liabilities of .15% primarily associated with the issuance of $60 million of subordinated debt at a fixed rate of 5.75%.

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

	Average Balance Sheet
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30, 2015			June 30, 2015			September 30, 2014
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$123,656	$63	0.20%	$103,385	$62	0.24%	$70,009	$26	0.15%
Federal funds sold	526	—	—	446	—	—	275	—	—
Investment securities	306,623	1,749	2.28	306,774	2,096	2.73	272,692	1,458	2.14
Loans receivable, net (1)	2,064,768	27,288	5.24	2,111,253	27,581	5.24	1,477,896	19,550	5.25
Total interest-earning assets	2,495,573	29,100	4.63	2,521,858	29,739	4.73	1,820,872	21,034	4.59
Noninterest-earning assets	141,128			140,446			88,656
Total assets	$2,636,701			$2,662,304			$1,909,528
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$141,747	$40	0.11	$147,620	$43	0.12	$134,819	$40	0.12
Money market	708,365	616	0.35	695,935	604	0.35	477,111	381	0.32
Savings	91,455	37	0.16	87,706	35	0.16	74,790	27	0.14
Time	523,010	1,026	0.78	472,135	907	0.77	380,904	869	0.91
Total interest-bearing deposits	1,464,577	1,719	0.47	1,403,396	1,589	0.45	1,067,624	1,317	0.49
FHLB advances and other borrowings	120,098	339	1.12	263,633	407	0.62	177,689	294	0.66
Subordinated debentures	70,310	993	5.60	70,310	982	5.60	31,832	403	5.02
Total borrowings	190,408	1,332	2.77	333,943	1,389	1.67	209,521	697	1.32
Total interest-bearing liabilities	1,654,985	3,051	0.73	1,737,339	2,978	0.69	1,277,145	2,014	0.63
Noninterest-bearing deposits	674,795			627,674			418,129
Other liabilities	22,435			21,431			20,410
Total liabilities	2,352,215			2,386,444			1,715,684
Stockholders' equity	284,486			275,860			193,844
Total liabilities and equity	$2,636,701			$2,662,304			$1,909,528
Net interest income		$26,049			$26,761			$19,020
Net interest rate spread (2)			3.90%			4.04%			3.96%
Net interest margin (3)			4.14%			4.26%			4.14%
Ratio of interest-earning assets to interest-bearing liabilities			150.80%			145.16%			142.57%
______________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees, unamortized discounts and premiums, and allowance for loan losses.
(2) Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Represents net interest income divided by average interest-earning assets.

	Average Balance Sheet
	Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$150,308	$253	0.23%	$73,316	$91	0.17%
Federal funds sold	416	1	0.32	248	—	—
Investment securities	295,642	5,273	2.38	247,383	4,139	2.23
Loans receivable, net (1)	2,009,313	79,382	5.28%	1,365,595	54,057	5.29%
Total interest-earning assets	2,455,679	84,909	4.62%	1,686,542	58,287	4.62%
Noninterest-earning assets	132,001			86,873
Total assets	$2,587,680			$1,773,415
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$145,045	$128	0.12%	$135,499	$118	0.12%
Money market	683,583	1,782	0.35%	456,409	1,037	0.30%
Savings	88,881	107	0.16%	75,029	82	0.15%
Time	489,411	2,897	0.79%	356,649	2,352	0.88%
Total interest-bearing deposits	1,406,920	4,914	0.47%	1,023,586	3,589	0.47%
FHLB advances and other borrowings	194,845	1,121	0.77%	122,513	792	0.86%
Subordinated debentures	70,310	2,946	5.60%	17,563	553	4.21%
Total borrowings	265,155	4,067	2.08%	140,076	1,345	1.28%
Total interest-bearing liabilities	1,672,075	8,981	0.72%	1,163,662	4,934	0.57%
Noninterest-bearing deposits	625,711			405,424
Other liabilities	22,407			15,412
Total liabilities	2,320,193			1,584,498
Stockholders' equity	267,487			188,917
Total liabilities and equity	$2,587,680			$1,773,415
Net interest income		$75,928			$53,353
Net interest rate spread (2)			3.90%			4.05%
Net interest margin (3)			4.13%			4.23%
Ratio of interest-earning assets to interest-bearing liabilities			146.86%			144.93%
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

Changes in our net interest income are a function of changes in both volumes and rates of interest-earning assets and interest-bearing liabilities. The following table presents the impact the volume and rate changes have had on our net interest income for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•	Changes in interest rates (changes in interest rates multiplied by prior volume);

•	Changes in volume (changes in volume multiplied by prior rate); and

•	The net change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

	Three Months Ended September 30, 2015 Compared to Three Months Ended June 30, 2015 Increase (decrease) due to
	Volume	Days	Rate	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$11	$—	$(11)	$—
Investment securities	—	—	(347)	(347)
Loans receivable, net	(590)	297	—	(293)
Total interest-earning assets	$(302)	$298	$(635)	$(639)
Interest-bearing liabilities
Interest checking	$(1)	$—	$(2)	$(3)
Money market	22	7	(18)	11
Savings	2	—	—	2
Time	97	11	12	120
FHLB advances and other borrowings	(404)	4	332	(68)
Subordinated debentures	—	11	—	11
Total interest-bearing liabilities	$(139)	$33	$179	$73
Change in net interest income	$(249)	$265	$(728)	$(712)

	Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014 Increase (decrease) due to
	Volume	Rate	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$24	$11	$35
Investment securities	180	111	291
Loans receivable, net	7,775	(37)	7,738
Total interest-earning assets	$7,890	$175	$8,065
Interest-bearing liabilities
Interest checking	$2	$(2)	$—
Money market	210	24	234
Savings	6	4	10
Time	296	(138)	158
FHLB advances and other borrowings	(116)	161	45
Subordinated debentures	543	47	590
Total interest-bearing liabilities	$669	$368	$1,037
Change in net interest income	$7,035	$(7)	$7,028

	Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014 Increase (decrease) due to
	Volume	Rate	Net

Interest-earning assets
Cash and cash equivalents	$126	$36	$162
Investment securities	843	291	1,134
Loans receivable, net	25,427	(102)	25,325
Total interest-earning assets	$26,595	$27	$26,622
Interest-bearing liabilities
Interest checking	$11	$—	$11
Money market	594	154	748
Savings	18	7	25
Time	784	(240)	544
FHLB advances and other borrowings	411	(82)	329
Subordinated debentures	1,936	457	2,393
Total interest-bearing liabilities	$2,744	$1,306	$4,050
Change in net interest income	$23,851	$(1,279)	$22,572

Provision for Loan Losses
  We recorded a $1.1 million provision for loan losses during the third quarter of 2015 as a result of growth in the loan portfolio. Net loan charge-offs amounted to $17,000 in the third quarter of 2015, compared to net charge-offs of $379,000 from the second quarter of 2015.

The $1.1 million provision for loan losses during the third quarter of 2015 decreased by $222,000 from the third quarter of 2014. The decrease in the provision for loan losses was mainly attributable to improvement in asset quality within certain segments of the loan portfolio. The net loan charge-offs of $17,000 in the third quarter of 2015, compared to net charge-offs of $250,000 from the third quarter of 2014.

For the first nine months of 2015, we recorded a $4.7 million provision for loan losses, an increase of $1.5 million from the $3.3 million provision recorded for the first nine months of 2014. The increase in the provision for loan losses was primarily attributable to the organic growth in our loan portfolio. Net loan charge-offs amounted to $780,000 for the first nine months of 2015, up from $696,000 for the first nine months of 2014.

For purchased credit impaired loans, charge-offs are recorded when there is a decrease in the estimated cash flows of the credit from original cash flow estimates. Purchased credit impaired loans were recorded at their estimated fair value, which incorporated our estimated expected cash flows until the ultimate resolution of these credits. To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan losses or charge-offs will be recognized into earnings or against the allowance, if applicable. To the extent actual or projected cash flows are more than originally estimated, the increase in cash flows is prospectively recognized in loan interest income. Due to the accounting rules associated with our purchased credit impaired loans, each quarter we are required to re-estimate cash flows which could cause volatility in our reported net interest margin and provision for loan losses. During the third quarter of 2015, there were no charge-offs associated with purchased credit impaired loans. See “Allowance for Loan Losses” discussed below in this Quarterly Report on Form 10-Q.

Noninterest Income
Noninterest income for the third quarter of 2015 was $5.0 million, an increase of $313,000 or 6.6% from the second quarter of 2015. The increase from the second quarter of 2015 was primarily related to a $298,000 increase in loan servicing fees and a $298,000 increase in other income, partially offset by a $177,000 decrease in net gain from the sale of loans and a $101,000 decrease in net gain from the sales of investment securities.

Compared to the third quarter of 2014, noninterest income for the third quarter of 2015 increased $558,000 or 12.5%. The increase was primarily related to an increase in gain on the sale of loans of $769,000 and an increase in loan servicing fees of $475,000, partially offset by a $578,000 decrease in other income.

For the first nine months of 2015, noninterest income totaled $11.8 million, up from $9.0 million for the first nine months of 2014. The increase was primarily related to higher net gain from sale of loans of $1.6 million and loan servicing fees of $962,000.

Noninterest Expense
  Noninterest expense totaled $17.4 million for the third quarter of 2015, an increase of $160,000 or 0.9%, compared with the second quarter of 2015. The increase was primarily related to the increase in non-recurring merger-related expenses of $400,000. Excluding the impact of non-recurring merger-related expenses, non-interest expense decreased by approximately $240,000, as legal and professional expense decreased by $156,000.
In comparison to the third quarter of 2014, noninterest expense grew by $4.0 million or 30%. The increase in expense was primarily related to the additional costs from the personnel and branches retained from the acquisition of IDPK, combined with our continued investment in personnel to support our organic growth in loans and deposits.

For the first nine months of 2015, noninterest expense totaled $55.1 million, up $16.5 million or 43% from the first nine months of 2014. The increase in expense was primarily related to higher compensation and benefits costs of $7.6 million, higher non-recurring merger-related expense of $3.8 million, increased marketing expense of $1.0 million and growth in premises and occupancy expense of $1.2 million.

The Company’s efficiency ratio was 53.6% for the third quarter of 2015, compared to 53.7% for the second quarter of 2015 and 56.6% for the third quarter of 2014. The Company's efficiency ratio was 56.7% for the first nine months of 2015, compared to 60.0% for the first nine months of 2014.

Income Taxes
  For the third quarter of 2015, our effective tax rate was 38%, compared with 37% and 38.5% for the second quarter of 2015 and third quarter of 2014, respectively. The increase in the effective tax rate from the second quarter of 2015 was the result of the non-deductible merger-related expenses incurred in the third quarter of 2015.

For the first nine months of 2015, our effective tax rate was 37.5%, compared to 38.1% for the first nine months of 2014. The decrease was primarily related to low income tax credits and increased interest income from municipal securities.

FINANCIAL CONDITION

At September 30, 2015, assets totaled $2.72 billion, an increase of $676 million or 33% from December 31, 2014 and $681 million or 33% from September 30, 2014.

The increase in assets since December 31, 2014 was principally impacted by the acquisition of IDPK, which at closing added $450 million in assets including $333 million in loans, $56 million in investment securities, $28 million in goodwill and $11 million in bank owned life insurance. Additionally, organic loan growth, as well an increase in investment securities contributed to the increase in assets during the during the third quarter of 2015.

The increase in assets at September 30, 2015 as compared to September 30, 2014 was related primarily to organic and acquisitive loan growth of $620 million.

Loans

Net loans held for investment totaled $2.15 billion at September 30, 2015, an increase of $535 million or 33% from December 31, 2014, and an increase of $614 million or 40% from September 30, 2014.

The increase since December 31, 2014 was primarily related to loans acquired from IDPK of $333 million at acquisition date, as well as our organic loan originations. This included increases in multifamily loans of $158 million, franchise loans of $97 million, commercial owner occupied loans of $92 million, commercial and industrial loans of $60 million, construction loans of $52 million, SBA loans of $42 million and warehouse mortgage loans of $30 million.

The increase in loans from September 30, 2014, including loans acquired from IDPK, was comprised of increases multifamily loans of $159 million, franchise loans of $132 million, commercial owner occupied loans of $87 million, construction loans of $74 million, commercial and industrial loans of $70 million, commercial real estate non-owner occupied of $51 million, SBA loans of $50 million, and warehouse mortgage loans of $36 million.

The total end of period weighted average contractual interest rate on loans, excluding fees and discounts, at September 30, 2015 was 4.90%, compared to 4.91% at December 31, 2014 and 4.93% at September 30, 2014.

The following table sets forth the composition of our loan portfolio in dollar amounts, as a percentage of the portfolio and gives the weighted average interest rate by loan category at the dates indicated:

	September 30, 2015			December 31, 2014			September 30, 2014
	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
	(dollars in thousands)
Business loans:
Commercial and industrial	$288,982	13.3%	4.85%	$228,979	14.1%	4.84%	$218,871	14.1%	4.93%
Franchise	295,965	13.7	5.52	199,228	12.2	5.72	163,887	10.6	5.82
Commercial owner occupied (1)	302,556	14.0	5.03	210,995	13.0	5.11	215,938	14.0	5.19
SBA	70,191	3.2	5.45	28,404	1.7	5.63	20,482	1.3	5.69
Warehouse facilities	144,274	6.7	3.86	113,798	7.0	4.21	108,093	7.0	4.03
Real estate loans:
Commercial non-owner occupied	406,490	18.8	4.97	359,213	22.1	4.97	355,984	23.0	5.02
Multi-family	421,240	19.5	4.58	262,965	16.1	4.55	262,588	17.0	4.56
One-to-four family (2)	78,781	3.6	4.50	122,795	7.5	4.35	125,326	8.1	4.33
Construction	141,293	6.5	5.18	89,682	5.5	5.15	67,118	4.2	5.18
Land	12,758	0.6	4.90	9,088	0.6	4.78	6,103	0.4	4.51
Other loans	5,017	0.1	5.08	3,298	0.2	6.06	3,521	0.3	5.73
Total gross loans (3)	2,167,547	100.0%	4.90%	1,628,445	100.0%	4.91%	1,547,911	100.0%	4.93%
Less loans held for sale	—			—			—
Total gross loans held for investment	2,167,547			1,628,445			1,547,911
Deferred loan origination costs/(fees) and premiums/(discounts), net	309			177			93
Allowance for loan losses	(16,145)			(12,200)			(10,767)
Loans held for investment, net	$2,151,711			$1,616,422			$1,537,237
______________________________
(1) Majority secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans for September 30, 2015 are net of (i) the unaccreted mark-to-market discounts on Canyon National loans of $0.6 million, on Palm Desert National loans of $1.0 million, on SDTB loans of $135,000, and on IDPK loans of $5.8 million and (ii) the mark-to-market premium on FAB loans of $5,000.

The following table sets forth loan originations, purchases, sales and principal repayments relating to our gross loans for the periods indicated:

	Nine Months Ended
	September 30, 2015	September 30, 2014
	(in thousands)
Beginning balance gross loans	$1,628,445	$1,243,252
Loans originated:
Business loans:
Commercial and industrial	98,004	112,085
Franchise	130,045	84,086
Commercial owner occupied (1)	33,414	14,002
SBA	90,975	43,604
Warehouse facilities	93,380	5,150
Real estate loans:
Commercial non-owner occupied	31,396	63,362
Multi-family	75,957	16,104
One-to-four family (2)	3,817	2,220
Construction loans	167,530	88,988
Other loans	1,087	241
Total loans originated	725,605	429,842
Loans purchased/acquired:
Business loans:
Commercial and industrial	53,840	69,543
Commercial owner occupied	60,223	18,651
SBA	5,431	—
Real estate loans:
Commercial non-owner occupied	130,948	12,965
Multi-family	118,802	42,902
One-to-four family	2,158	—
Construction	2,024	—
Land	880	—
Other loans	2,027	—
Total loans purchased	376,333	144,061
Total loan production	1,101,938	573,903
Principal repayments	(346,298)	(178,674)
Sales of loans	(116,455)	(47,623)
Change in undisbursed loan funds, net	(101,209)	(43,436)
Charge-offs	(836)	(783)
Change in mark-to-market discounts from acquisitions	1,962	1,632
Transfer to other real estate owned	—	(360)
Net increase in gross loans	539,102	304,659
Ending balance gross loans	$2,167,547	$1,547,911
______________________________
(1) Majority secured by real estate.
(2) Includes second trust deeds.

The following table sets forth the weighted average interest rates, weighted average number of months to reprice and the periods to repricing for our gross loan portfolio at the date indicated:

	September 30, 2015
Periods to Repricing	Number of Loans	Amount	Weighted Average Interest Rate	Weighted Average Months to Reprice
	(dollars in thousands)
1 Year and less	1,428	$768,074	4.96%	9.45
Over 1 Year to 3 Years	359	373,251	4.56	26.09
Over 3 Years to 5 Years	432	578,802	4.75	49.26
Over 5 Years to 7 Years	53	92,940	4.85	68.48
Over 7 Years to 10 Years	21	24,320	4.93	104.15
Total adjustable	2,293	1,837,387	4.81	26.24
Fixed	1,131	330,160	5.49
Total	3,424	$2,167,547	4.90

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. At September 30, 2015, loans delinquent 30 or more days as a percentage of total gross loans was .14%, an increase from .01% at December 31, 2014 and .03% at September 30, 2014.

The following table sets forth delinquencies in the Company's loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At September 30, 2015
Business loans:
Commercial and industrial	2	$681	1	$25	1	$7	4	$713
Franchise	—	—	—	—	3	1,630	3	1,630
Commercial non-owner occupied	—	—	—	—	1	443	1	443
One-to-four family	2	21	—	—	3	112	5	133
Land	—	—	—	—	1	22	1	22
Other	—	—	—	—	—	—	—	—
Total	4	$702	1	$25	9	$2,214	14	$2,941
Delinquent loans to total gross loans		0.03%		—%		0.10%		0.14%

At December 31, 2014

Business loans:
Commercial and industrial	—	—	1	24	—	—	1	24
Real estate loans:
One-to-four family	1	19	—	—	3	54	4	73
Other	1	1	—	—	—	—	1	1
Total	2	$20	1	$24	3	$54	6	$98
Delinquent loans to total gross loans		—%		—%		—%		0.01%

At September 30, 2014
Business loans:
Commercial and industrial	—	$—	—	$—	—	$—	—	$—
Commercial owner occupied	—	—	—	—	—	—	—	—
SBA	—	—	1	43	—	—	1	43
Warehouse facilities	—	—	—	—	—	—	—	—
Real estate loans:
Multi-family	—	—	—	—	—	—	—	—
One-to-four family	1	20	—	—	6	343	7	363
Land	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Total	1	$20	1	$43	6	$343	8	$406
Delinquent loans to total gross loans		—%		—%		0.02%		0.03%
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

At September 30, 2015, our ALLL was $16.1 million, an increase of $3.9 million from December 31, 2014 and $5.4 million from September 30, 2014. The increase in the allowance for loan losses at September 30, 2015 was mainly attributable to the growth in certain segments of the loan portfolio. At September 30, 2015, given the composition of our loan portfolio, the ALLL was considered adequate to cover estimated losses inherent in the loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the ALLL change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

The following table sets forth the Company’s ALLL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	September 30, 2015			December 31, 2014			September 30, 2014
Balance at End of Period Applicable to	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
	(dollars in thousands)
Business loans:
Commercial and industrial	$3,339	1.16%	13.3%	$2,646	1.16%	14.1%	$2,433	1.11%	14.1%
Franchise	2,224	0.75	13.7	1,554	0.78	12.2	1,024	0.62	10.6
Commercial owner occupied	1,904	0.63	14.0	1,757	0.83	13.0	1,774	0.82	14.0
SBA	1,463	2.08	3.2	568	2.00	1.7	445	2.17	1.3
Warehouse facilities	804	0.56	6.7	546	0.48	7.0	494	0.46	7.0
Real estate loans:
Commercial non-owner occupied	2,121	0.52	18.8	2,007	0.56	22.1	1,901	0.53	23.0
Multi-family	1,680	0.40	19.5	1,060	0.40	16.1	1,011	0.39	17.0
One-to-four family	718	0.91	3.6	842	0.69	7.5	815	0.65	8.1
Construction	1,701	1.20	6.5	1,088	1.21	5.5	775	1.15	4.3
Land	171	1.34	0.6	108	1.19	0.6	72	1.18	0.4
Other Loans	20	0.40	0.1	24	0.73	0.2	23	0.65	0.2
Total	$16,145	0.74%	100.0%	$12,200	0.75%	100.0%	$10,767	0.70%	100.0%

The ALLL as a percent of nonaccrual loans was 394.26% at September 30, 2015, down from 844.9% at December 31, 2014, and 604.21% at September 30, 2014. At September 30, 2015, the ratio of ALLL to total gross loans was .74%, a decrease from .75% at December 31, 2014 and an increase from .70% at September 30, 2014. The decrease in this ratio at September 30, 2015 from December 31, 2014 is attributable to the loans acquired from IDPK, recorded at fair value, which did not necessitate an allowance against them. Our ratio of ALLL plus the remaining unamortized credit discount on the loans acquired to total gross loans was .93% at September 30, 2015, an increase from .87% at December 31, 2014 and .85% at September 30, 2014.

The following table sets forth the activity within the Company’s ALLL in each of the loan categories listed for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Balance, beginning of period	$15,100	$9,733	$12,200	$8,200
Provision for loan losses	1,062	1,284	4,725	3,263
Charge-offs:
Business loans:
Commercial and industrial	(48)	(99)	(72)	(223)
Franchise	—	—	(764)	—
Real estate:
Commercial non-owner occupied	—	—	—	(365)
One-to-four family	—	(183)	—	(195)
Total charge-offs	(48)	(282)	(836)	(783)
Recoveries :
Business loans:
Commercial and industrial	11	12	35	33
SBA	3	1	4	4
Real estate:
Commercial non-owner occupied	3	—	3	—
One-to-four family	13	2	13	32
Other loans	1	17	1	18
Total recoveries	31	32	56	87
Net loan (charge-offs) recoveries	(17)	(250)	(780)	(696)
Balance at end of period	$16,145	$10,767	$16,145	$10,767

Ratios:
Net charge-offs (recoveries) to average total loans, net	—%	0.07%	0.05%	0.07%
Allowance for loan losses to gross loans at end of period	0.74%	0.70%	0.74%	0.70%

Investment Securities

We primarily use our investment portfolio for liquidity purposes and to support our interest rate risk management strategies. Investment securities available for sale totaled $291 million at September 30, 2015, an increase of $89.5 million or 44% from December 31, 2014, and $8.9 million or 3% from September 30, 2014. The increase in investment securities from December 31, 2014 was primarily due to the acquisition of IDPK, which added $56.1 million in investment securities at the acquisition date, along with our purchases of $90.0 million, partially offset by sales of $26.2 million and principal paydowns of $25.5 million. In general, the purchase of investment securities primarily related to investing excess liquidity from our banking operations and to maintain a certain level of securities to our overall asset size, while the sales were made to help fund loan production and improve our interest-earning asset mix.

The following tables set forth the amortized cost, unrealized gains and losses, and estimated fair value of our investment securities portfolio at the dates indicated:

	September 30, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$129,064	$1,266	$(326)	$130,004
Mortgage-backed securities	160,929	700	(486)	161,143
Total securities available for sale	$289,993	$1,966	$(812)	$291,147

	December 31, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$88,599	$1,235	$(173)	$89,661
Mortgage-backed securities	112,159	432	(614)	111,977
Total securities available for sale	$200,758	$1,667	$(787)	$201,638

	September 30, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$97,358	$1,495	$(268)	98,585
Mortgage-backed securities	184,701	180	(1,264)	183,617
Total securities available for sale	$282,059	$1,675	$(1,532)	$282,202

The following table sets forth the fair values and weighted average yields on our investment securities available for sale portfolio by contractual maturity at the date indicated:

	September 30, 2015
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
Investment securities available for sale:
Municipal bonds	$843	1.02%	$25,605	1.42%	$45,628	1.88%	$57,928	1.95%	$130,004	1.81%
Mortgage-backed securities	—	—	—	—	25,744	1.63	135,399	1.71	161,143	1.66
Total investment securities available for sale	843	1.02	25,605	1.42	71,372	1.79	193,327	1.78	291,147	1.75
Stock:
FHLB	11,350	6.00	—	—	—	—	—	—	11,350	6.00
Federal Reserve Bank and other	11,140	4.73	—	—	—	—	—	—	11,140	4.73
Total stock	22,490	5.37	—	—	—	—	—	—	22,490	5.37
Total securities	$23,333	5.21%	$25,605	1.42%	$71,372	1.79%	$193,327	1.78%	$313,637	1.99%

Each quarter, we review individual securities classified as available for sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security, an OTTI write-down is recorded against the security and a loss recognized.

In determining if a security has an OTTI loss, we consider the 1) length of time and the extent to which the fair value has been less then amortized cost; 2) financial condition and near term prospects of the issuer; 3) impact of changes in market interest rates; and 4) intent and ability of the Company to retain its investment for a period of time sufficient to allow any anticipated recovery in fair value and whether it is not more likely than not the Company would be required to sell the security. We estimate OTTI losses on a security primarily through:

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

During the quarter ended September 30, 2015, there were no OTTI recoveries, compared to $5,000 in OTTI recoveries during the quarter ended September 30, 2014. We recorded no impairment credit losses on available-for-sale securities in our consolidated statement of operations for the three and nine months ended September 30, 2015 and 2014.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), restructured loans and OREO. It is our general policy to account for a loan as nonaccrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful.

Nonperforming assets totaled $4.8 million or .18% of total assets at September 30, 2015, an increase from $2.3 million or .12% of total assets at December 31, 2014 and at September 30, 2014. At September 30, 2015, nonperforming loans increased $2.6 million and OREO decreased $326,000 from December 31, 2014 and nonperforming loans increased $2.3 million and OREO decreased $41,000 from September 30, 2014.

      The following table sets forth our composition of nonperforming assets at the dates indicated:

	September 30, 2015	December 31, 2014	September 30, 2014
	(dollars in thousands)
Nonperforming assets
Business loans:
Commercial and industrial	$237	$—	$—
Franchise	1,630
Commercial owner occupied	556	514	528
Real estate:
Commercial non-owner occupied	1,424	848	882
One-to-four family	226	82	372
Land	22	—	—
Total nonaccrual loans	4,095	1,444	1,782
Other real estate owned:
One-to-four family	—	285	—
Land	711	752	752
Total other real estate owned	711	1,037	752
Total nonperforming assets, net	$4,806	$2,481	$2,534

Allowance for loan losses	$16,145	$12,200	$10,767
Allowance for loan losses as a percent of total nonperforming loans	394.26%	844.88%	604.21%
Nonperforming loans as a percent of gross loans	0.19	0.09	0.12
Nonperforming assets as a percent of total assets	0.18	0.12	0.12

Liabilities and Stockholders’ Equity

Total liabilities were $2.42 billion at September 30, 2015, compared to $1.84 billion at December 31, 2014 and $1.84 billion at September 30, 2014. The increase of $585 million or 32% from the year ended December 31, 2014 and the increase of $588 million or 32% from September 30, 2014 was related to the acquisition of IDPK, which added $371 million in assumed liabilities at the acquisition date, organic growth in deposits and an increase in borrowings to fund loan growth and increase liquidity.

Deposits.  At September 30, 2015, deposits totaled $2.14 billion, an increase of $508 million or 31% from December 31, 2014 and $596 million or 39% from September 30, 2014.

The increase in deposits since December 31, 2014 included increases in noninterest bearing checking of $224 million, money market accounts of $208 million, certificates of deposit of $63.1 million and savings of $13.8 million. The increase in deposits during the first nine months of 2015 was due to organic growth and the acquisition of IDPK, which added $336 million in deposits.

The increase in deposits since September 30, 2014 included increases in noninterest bearing checking of $256 million, money market accounts of $246 million, certificates of deposit of $81 million and savings of $13 million.
The total end of period weighted average rate of deposits at September 30, 2015 was .32%, a decrease from .36% at December 31, 2014 and at September 30, 2014.

At September 30, 2015, our gross loan to deposit ratio was 101.3%, an increase from 99.9% at December 31, 2014 and down from 100.3% at September 30, 2014.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented:

	September 30, 2015			December 31, 2014			September 30, 2014
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Noninterest bearing checking	$680,937	31.8%	0.00%	$456,754	28.0%	0.00%	$425,166	27.5%	0.00%
Interest-bearing deposits:
Checking	130,671	6.1	0.11	131,635	8.1	0.11	130,221	8.4	0.12
Money market	734,553	34.3	0.34	526,256	32.3	0.32	488,677	31.7	0.31
Savings	88,323	4.1	0.16	74,508	4.5	0.14	75,373	4.9	0.14
Time deposit accounts:
Less than 1.00%	345,411	16.2	0.61	232,043	14.2	0.62	191,892	12.4	0.60
1.00 - 1.99	156,219	7.3	1.15	197,410	12.1	1.08	219,583	14.2	1.06
2.00 - 2.99	2,388	0.1	2.39	10,771	0.7	2.86	11,105	0.7	2.85
3.00 - 3.99	20	0.0	3.81	714	0.0	3.20	706	0.1	3.20
4.00 - 4.99	3	0.0	4.93	2	0.0	4.93	3	0.0	4.93
5.00 and greater	682	0.1	5.19	733	0.1	5.24	740	0.1	5.24
Total time deposit accounts	504,723	23.6	0.79	441,673	27.1	0.89	424,029	27.5	0.91
Total interest-bearing deposits	1,458,270	68.2	0.46	1,174,072	72.0	0.50	1,118,300	72.5	0.50
Total deposits	$2,139,207	100.0%	0.32%	$1,630,826	100.0%	0.36%	$1,543,466	100.0%	0.36%

Borrowings.  At September 30, 2015, total borrowings amounted to $262 million, up $75 million or 40% from December 31, 2014 and down $4.1 million or 1.5% from September 30, 2014.

On August 29, 2014, the Corporation completed the issuance of $60 million in aggregate principal amount of 5.75% subordinated notes due September 3, 2024 in a private placement transaction. The net proceeds of the offering were approximately $59 million and are to be used for general corporate purposes, including, but not limited to, contribution of capital to the Bank to support both organic growth as well as opportunistic acquisitions, should appropriate opportunities arise. At the beginning of the third quarter of 2014, we locked in borrowings from the FHLB of $25 million at 60 basis points for 18 months and $25 million at 84 basis points for 2 years. These borrowings replaced our FHLB overnight borrowings and also extended the overall maturity of our liabilities and support our interest rate risk management strategies as well as leverage our balance sheet for future growth. Additionally, during the third quarter of 2015, repurchase agreement debt related to our HOA business decreased $.7 million to $19 million. This repurchase agreement debt was offered as a service to certain HOA depositors as added protection for deposit amounts above FDIC insurance levels. At September 30, 2015, total borrowings represented 9.6% of total assets and had an end of period weighted average rate of 2.0%, compared with 9.2% of total assets at a weighted average rate of 2.74% at December 31, 2014 and 13.1% of total assets at a weighted average rate of 1.93% at September 30, 2014.

At September 30, 2015, total borrowings were comprised of the following:

•	Overnight FHLB advances of $94 million at .20%;

•	Subordinated notes of $60 million at 5.75% due September 3, 2024. For additional information about the Subordinated notes, see Note 8 to the Consolidated Financial Statements in this report;

•	One 18 month fixed FHLB advance of $25 million at .60% due March 16, 2016, and one 24 month fixed FHLB advance of $25 million at .84% due September 15, 2016;

•
Three reverse repurchase agreements totaling $28.5 million at a weighted average rate of 3.26% with $10 million due in February 2018 and $18.5 million due in September 2018. These agreements are secured by government sponsored entity MBS securities with a par value of $34.0 million and a fair value of $35.1 million;

•
HOA reverse repurchase agreements totaling $19 million at a weighted average rate of .02% and secured by of government sponsored entity MBS securities with a par value of $29.3 million and a fair value of $30.3 million; and

•
Subordinated debentures used to fund the issuance of Trust Preferred Securities in 2004 of $10.3 million at 3.04% due April 7, 2034. For additional information about the Subordinated Debentures and Trust Preferred Securities, see Note 8 to the Consolidated Financial Statements in this report.

The following table sets forth certain information regarding the Company's borrowed funds at the dates indicated:

	September 30, 2015		December 31, 2014		September 30, 2014
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
FHLB advances	$144,000	0.38%	$70,000	0.59%	$150,000	0.29%
Reverse repurchase agreements	47,483	1.97	46,643	2.03	45,561	2.09
Subordinated debentures	70,310	5.35	70,310	5.34	70,310	5.34
Total borrowings	$261,793	2.00%	$186,953	2.74%	$265,871	1.93%

Weighted average cost of borrowings during the quarter	2.77%		2.01%		1.32%
Borrowings as a percent of total assets	9.6		9.2		13.1

Stockholders’ Equity.  Total stockholders’ equity was $291 million as of September 30, 2015, an increase from $200 million at December 31, 2014 and $198 million at September 30, 2014. The current year increase of $91.2 million in stockholders’ equity was primarily related to equity consideration of $72.3 million associated with the acquisition of IDPK, and net income for the first nine months of 2015 of $17.5 million. The increase of $92.9 million from September 30, 2014 was primarily related to equity consideration of $72.3 million associated with the acquisition of IDPK, and net income over the period of $21 million.

Our book value per share increased to $13.52 at September 30, 2015, up from $11.81 at December 31, 2014 and $11.59 at September 30, 2014. At September 30, 2015, the Company’s tangible common equity to tangible assets ratio was 8.75%, an increase from 8.51% at December 31, 2014, and 8.43% at September 30, 2014.

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

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
GAAP Reconciliation
(dollars in thousands)

	September 30, 2015	December 31, 2014	September 30, 2014

Total stockholders' equity	$290,767	$199,592	$197,857
Less: Intangible assets	(58,346)	(28,564)	(28,817)
Tangible common equity	$232,421	$171,028	$169,040

Total assets	$2,715,298	$2,038,897	$2,034,248
Less: Intangible assets	(58,346)	(28,564)	(28,817)
Tangible assets	$2,656,952	$2,010,333	$2,005,431

Tangible common equity ratio	8.75%	8.51%	8.43%

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

Our primary sources of funds generated during the first nine months of 2015 were from:

•	Proceeds of $467 million from the sale and principal payments on loans held for investment;

•	Net increase of $172 million in deposit accounts; and

•	Net change of $101 million of undisbursed loan funds.

We used these funds to:

•	Purchase and originate loans held for investment of $768 million; and

•	Purchase securities available for sale of $90 million.

Our most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on our operating, lending and investing activities during any given period. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. At September 30, 2015, cash and cash equivalents totaled $103 million and the market value of our investment securities available for sale totaled $291 million. If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve’s lending programs and loan sales. As of September 30, 2015, the maximum amount we could borrow through the FHLB was $1.18 billion, of which $553 million was available for borrowing based on collateral pledged of $623 million in real estate loans. At September 30, 2015, we had $144 million in FHLB borrowings against that available balance. At September 30, 2015, we also had unsecured lines of credit aggregating $173 million, which consisted of $120 million with other financial institutions from which to draw funds and $3.3 million with the Federal Reserve Bank and one reverse repo line with a correspondent bank of $50 million. For the quarter ended September 30, 2015, our average liquidity ratio was 14.86%. The Company regularly models liquidity stress scenarios to ensure that adequate liquidity is available and has contingency funding plans in place which are reviewed and tested on a regular basis.

To the extent that 2015 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 20% of total deposits, as a secondary source for funding. At September 30, 2015, we had $115 million in brokered time deposits, which constituted 5.4% of total deposits at that date.

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

The Corporation has never declared or paid dividends on its common stock and does not anticipate declaring or paying any cash dividends in the foreseeable future. The Corporation’s board of directors authorized in June 2012 a stock repurchase plan, which allows the Corporation to proactively manage its capital position and return excess capital to its stockholders. The repurchase plan authorizes the repurchase of up to 1,000,000 shares of the Company’s common stock. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. For the three months ending September 30, 2015, the Company repurchased 1,332 shares of its common stock under the repurchase plan. Also, please see Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	September 30, 2015
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Contractual obligations
FHLB advances	$94,000	$50,000	$—	$—	$144,000
Other borrowings	18,983	28,500	—	—	47,483
Subordinated debentures	—	—	—	70,310	70,310
Certificates of deposit	389,383	109,429	4,789	1,122	504,723
Operating leases	3,468	4,927	2,691	396	11,482
Total contractual cash obligations	$505,834	$192,856	$7,480	$71,828	$777,998

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed. Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. As of September 30, 2015, we had commitments to extend credit on existing lines and letters of credit of $382 million, compared to $355 million at December 31, 2014 and $328 million at September 30, 2014.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	September 30, 2015
	Less than 1 year	1 - 5 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Other commitments
Commercial and industrial	$138,586	$27,765	$7,555	$13,415	$187,321
Construction	62,655	66,414	—	4,743	133,812
Home equity lines of credit	1,773	845	12	7,869	10,499
Standby letters of credit	14,886	—	—	—	14,886
All other	30,971	3,391	70	719	35,151
Total other commitments	$248,871	$98,415	$7,637	$26,746	$381,669

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

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At September 30, 2015 (1)
Leverage Ratio
Bank	$294,689	11.44%	$103,077	4.00%	$128,847	5.00%
Consolidated	245,219	9.50	103,249	4.00	129,062	5.00

Common Equity Tier 1 to Risk-Weighted Assets (2)
Bank	294,689	12.54	105,775	4.50	152,786	6.50
Consolidated	236,201	10.02	106,116	4.50	153,279	6.50

Tier 1 Capital to Risk-Weighted Assets
Bank	294,689	12.54	141,033	6.00	188,044	8.00
Consolidated	245,219	10.40	141,488	6.00	188,651	8.00

Total Capital to Risk-Weighted Assets
Bank	311,398	13.25	188,044	8.00	235,056	10.00
Consolidated	321,928	13.65	188,651	8.00	235,814	10.00
At December 31, 2014 (1)
Leverage Ratio
Bank	$221,523	11.29%	$78,466	4.00%	$98,083	5.00%
Consolidated	179,881	9.18	78,401	4.00	N/A	N/A

Tier 1 Capital to Risk-Weighted Assets
Bank	221,523	12.72	69,650	4.00	104,475	6.00%
Consolidated	179,881	10.30	69,855	4.00	N/A	N/A

Total Capital to Risk-Weighted Assets
Bank	234,120	13.45	139,300	8.00	174,126	10.00
Consolidated	252,477	14.46	139,709	8.00	N/A	N/A
At September 30, 2014 (1)
Leverage Ratio
Bank	$216,185	11.48%	$75,302	4.00%	$94,128	5.00%
Consolidated	178,727	9.50	75,217	4.00	N/A	N/A

Tier 1 Capital to Risk-Weighted Assets
Bank	216,185	12.77	67,726	4.00	101,589	6.00
Consolidated	178,727	10.53	67,914	4.00	N/A	N/A

Total Capital to Risk-Weighted Assets
Bank	227,270	13.42	135,452	8.00	169,315	10.00
Consolidated	249,812	14.71	135,828	8.00	N/A	N/A
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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

  The Company was named as a defendant in a lawsuit brought in California state court (Riverside County) entitled, Parshall v. Security California Bancorp, et al.  This lawsuit was brought by Paul Parshall, a shareholder of SCAF, parent corporation of Security Bank.  Mr. Parshall is challenging the share price and other financial benefits to shareholders in the Company’s proposed acquisition of SCB.  Mr. Parshall purports to bring this claim on behalf of a class of similarly-situated SCB shareholders, although he has not yet filed a motion to certify a class action.  The Company has not been served with the lawsuit yet, but likely will be served with the lawsuit in the short term, at which time the Company likely will  file a demurrer seeking to dismiss the litigation.  Mr. Parshall does not articulate any damages in his complaint, but reserves the right to seek to unwind any acquisition in favor of one that is more favorable and/or to seek injunctive relief, as well as to pursue attorney’s fees.
In addition to the lawsuit described above, the Company is involved in legal proceedings occurring in the ordinary course of business.  Management believes that neither the lawsuit described above nor any legal proceedings occurring in the ordinary course of business, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

Item 1A. Risk Factors

There were no material changes to the risk factors as previously disclosed under Item 1A of our 2014 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2012, the board of directors authorized its second stock repurchase program. Under the repurchase program, management is authorized to repurchase up to 1,000,000 shares of the Company’s common stock. The program may be limited or terminated at any time without prior notice. The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the third quarter of 2015.

Month of Purchase	Total Number of shares purchased/ returned	Average price paid per share	Total number of shares repurchased as part of the publicly announced program	Maximum number of shares that may yet be purchased under the program at end of month
June-2015	—	—	—	763,877
July-2015	1,332	$17.24	1,332	762,545
August-2015	—	—	—	762,545
September-2015	—	—	—	762,545
Total/Average	1,332	$17.24	1,332	762,545

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit 2.1	Agreement and Plan of Reorganization, dated as of September 30, 2015, by and between Pacific Premier Bancorp, Inc. and Security California Bancorp (1)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference from the Corporation's Current Report on Form 8-K filed with the SEC on October 1, 2015 (File No. 151135243).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

November 6, 2015	By:	/s/ Steve Gardner
Date		Steve Gardner
President and Chief Executive Officer
(principal executive officer)

November 6, 2015	By:	/s/ E. Allen Nicholson
Date		E. Allen Nicholson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits
Exhibit 2.1	Agreement and Plan of Reorganization, dated as of September 30, 2015, by and between Pacific Premier Bancorp, Inc. and Security California Bancorp (1)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference from the Corporation's Current Report on Form 8-K filed with the SEC on October 1, 2015 (File No. 151135243).