Form 10-K
period 2015-12-31
PACIFIC PREMIER BANCORP INC
filed 2016-03-04
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	[ ]		Accelerated filer	[ X ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [__] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, was approximately $357,772,133 and was based upon the last sales price as quoted on the NASDAQ Stock Market as of June 30, 2015, the last business day of the most recently completed second fiscal quarter.

As of March 4, 2016, the Registrant had 27,416,797 shares outstanding.

INDEX

INDEX

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

INDEX

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

We provide banking services within our targeted markets in California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations.  Additionally, we provide certain banking services nationwide.  We provide customized cash management, electronic banking services and credit facilities to Home Owners’ Associations (“HOA”) and HOA management companies nationwide.  We provide U.S. Small Business Administration (“SBA”) loans nationwide, which provide entrepreneurs and small business owners access to loans needed for working capital and continued growth.  In addition, we expanded our commercial banking platform as a result of our acquisition of Infinity Franchise Holdings, LLC (“Infinity Holdings”) and its primary operating subsidiary, Infinity Franchise Capital (“IFC” and together with Infinity Holdings, “Infinity”), in January 2014.  Infinity was a specialty, nationwide lender to franchisees in the quick service restaurant (“QSR”) industry.  Following the acquisition of Infinity Holdings, we began offering loans and other services to franchisees in the QSR industry.

Through our branches and our Internet website at www.ppbi.com, we offer a broad array of deposit products and services, including checking, money market and savings accounts, cash management services,

INDEX

electronic banking services, and on-line bill payment.  We also offer a wide array of loan products, such as commercial business loans, lines of credit, SBA loans, warehouse credit facilities, commercial real estate loans, residential home loans, construction loans and consumer loans.  At December 31, 2015, we had consolidated total assets of $2.8 billion, net loans of $2.2 billion, total deposits of $2.2 billion, and consolidated total stockholders’ equity of $299 million.  At December 31, 2015, the Bank was considered a “well-capitalized” financial institution for regulatory capital purposes.

The Corporation's common stock is traded on the NASDAQ Global Select Market under the ticker symbol “PPBI.”  There are 50.0 million authorized shares of the Corporation’s common stock, with approximately 21.6 million shares outstanding as of December 31, 2015, which increased to approximately 27.4 million upon the closing of the acquisition of Security California Bancorp ("SCAF") in January of 2016, as described below under “Recent Developments.”  The Corporation has an additional 1.0 million authorized shares of preferred stock, none of which have been issued to date.

Our executive offices are located at 17901 Von Karman Avenue, Suite 1200, Irvine, California 92614 and our telephone number is (949) 864-8000.  Our Internet website address is www.ppbi.com.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, from 1998 to present that have been filed with the SEC are available free of charge on our Internet website.  Also on our website are our Code of Business Conduct, Insider Trading and Beneficial Ownership forms, and Corporate Governance Policy.  The information contained in our website or in any websites linked by our website, is not a part of this Annual Report on Form 10-K.

Recent Developments - Acquisition of Security California Bancorp

On October 2, 2015, the Company announced that it had entered into an agreement to acquire SCAF, the holding company of Security Bank of California ("Security"), a Riverside, California, based state-chartered bank with six branches located in Riverside County, San Bernardino County and Orange County. The acquisition was completed on January 31, 2016, whereby we acquired $715 million in total assets, $467 million in loans and $635 million in total deposits. Under the terms of the merger agreement, each share of SCAF common stock was converted into the right to receive 0.9629 shares of Company common stock. The value of the total deal consideration was approximately $120 million, which includes $788.1 thousand of aggregate cash consideration to the holders of SCAF stock options (based on the excess of $18.75 per share over the average exercise price of $15.58 per share for 248,459 options).

Our Strategic Plan

Our strategic plan is focused on generating organic growth through our high performing sales culture.  Additionally, we seek to grow through mergers and acquisitions of California based banks and the acquisition of lines of business that complement our business banking strategy.

Our two key operating strategies are summarized as follows:

•
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

•
Expansion through Acquisitions.  Our acquisition strategy is twofold; first we seek to acquire whole banks within the State of California to expand geographically and/or to consolidate in our existing markets, and second we seek to acquire lines of business that will complement our existing business banking strategy.  We have completed seven acquisitions since 2010: Canyon National Bank (“CNB”) (FDIC-assisted, geographic expansion, closed February 2011), Palm Desert National Bank (“PDNB”) (FDIC-assisted, in market consolidation, closed April 2012), First Associations Bank

INDEX

(“FAB”) (open bank, nationwide HOA line of business, closed March 2013), San Diego Trust Bank (“SDTB”) (open bank, geographic expansion, closed June 2013), Infinity (nationwide lender to franchisees in the QSR industry, closed January 2014), Independence Bank ("IDPK") (open bank, geographic expansion, closed January 2015), and SCAF (open bank, geographic expansion, closed January 2016). We will continue to pursue acquisitions of open banks and other non-depository businesses that meet our criteria, though there can be no assurances that we will identify or consummate any such acquisitions, and if we do, that any or all of those acquisitions will produce the intended results.

Lending Activities

General.  In 2015, we maintained our commitment to a high level of credit quality in our lending activities.  Our core lending business continues to focus on meeting the financial needs of local businesses and their owners.  To that end, the Company offers a full complement of flexible and structured loan products tailored to meet the diverse needs of our customers.

During 2015, we made or purchased loans to borrowers secured by real property and business assets located principally in California, our primary market area.  We made select loans, primarily QSR franchise loans, SBA guaranteed loans and loans to HOAs, throughout the United States.  We emphasize relationship lending and focus on generating loans with customers who also maintain full depository relationships with us.  These efforts assist us in establishing and expanding depository relationships consistent with the Company’s strategic direction.  We maintain an internal lending limit below our $94.1 million legal lending limit for secured loans and $56.5 million for unsecured loans as of December 31, 2015.  Historically, we have managed loan concentrations by selling certain loans, primarily commercial non-owner occupied CRE and multi-family residential loan production.  In recent periods we have also focused on selling the guaranteed portion of SBA loans due to the attractive premiums in the market which gains on sale increase our noninterest income.  Other types of loan sales remain a strategic option for us.

During 2015, we originated $124 million of commercial and industrial (“C&I”) loans, $171 million of QSR franchise loans, $250 million of construction loans, $62.0 million of non-owner occupied CRE loans, $113 million of SBA loans, $94.4 million of multi-family real estate loans, $48.6 million of owner occupied CRE loans, $93.4 million of warehouse facilities, and $20.8 million of single family real estate loans and other loans; and we purchased $376 million of loans including $333 million acquired from Independence Bank.  At December 31, 2015, we had $2.26 billion in total gross loans outstanding.

Commercial and Industrial Lending.  We originate C&I loans secured by business assets including inventory, receivables, and machinery and equipment to businesses located in our primary market area.  Loan types include revolving lines of credit, term loans, seasonal loans and loans secured by liquid collateral such as cash deposits or marketable securities.  HOA credit facilities are included in C&I loans. We also issue letters of credit on behalf of our customers, backed by loans or deposits with the Company.  At December 31, 2015, C&I loans totaled $310 million, constituting 13.7% of our gross loans. At December 31, 2015, we had commitments to extend additional credit on C&I loans of $200 million.

Franchise Lending. We originate C&I loans to franchises in the QSR industry nationwide including financing for equipment, real estate, new store development, remodeling, refinancing, acquisition and partnership restructuring. At December 31, 2015, Franchise loans totaled $329 million, constituting 14.5% of our gross loans.

Commercial Owner-Occupied Business Lending.  We originate and purchase loans secured by owner-occupied CRE, such as small office and light industrial buildings, and mixed-use commercial properties located predominantly in California.  We also make loans secured by special purpose properties, such as gas stations and churches.  Pursuant to our underwriting policies, owner-occupied CRE loans may be made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the collateral property.  Loans are generally made for

INDEX

terms up to 25 years with amortization periods up to 25 years.  At December 31, 2015, we had $295 million of owner-occupied CRE secured loans, constituting 13.0% of our gross loans.

SBA Lending.  We are approved to originate loans under the SBA’s Preferred Lenders Program (“PLP”).  The PLP lending status affords us a higher level of delegated credit autonomy, translating to a significantly shorter turnaround time from application to funding, which is critical to our marketing efforts.  We originate loans nationwide under the SBA’s 7(a), Express, Patriot Express, International Trade and 504 loan programs, in conformity with SBA underwriting and documentation standards.  The guaranteed portion of the 7(a) loans is typically sold on the secondary market.  At December 31, 2015, we had $62.3 million of SBA loans, constituting 2.8% of our gross loans.

Warehouse Repurchase Facilities.  We provide warehouse repurchase facilities for qualified mortgage bankers operating principally in California.  These facilities provide short-term funding for one-to-four family mortgage loans via a mechanism whereby the mortgage banker sells us closed loans on an interim basis, to be repurchased in conjunction with the sale of each loan on the secondary market.  We carefully underwrite and monitor the financial strength and performance of all counterparties to the transactions, including the mortgage bankers, secondary market participants and closing agents.  We generally purchase only conforming/conventional (Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”)) and government guaranteed (Federal Housing Administration (“FHA”), Veterans Administration (“VA”) and U.S. Department of Agriculture (“USDA”)) credits, and only after thorough due diligence including sophisticated fraud checks.  At December 31, 2015, warehouse loans totaled $143 million, constituting 6.3% of our gross loans. We have notified our borrowers that we will no longer provide funding under the repurchase facilities after March 15, 2016 and will be winding down and exiting the warehouse lending area.

Commercial Non-Owner Occupied Real Estate Lending.  We originate and purchase loans that are secured by CRE, such as retail centers, small office and light industrial buildings, and mixed-use commercial properties that are not occupied by the borrower and are located predominantly in California.  We also make loans secured by special purpose properties, such as hotels and self-storage facilities.  Pursuant to our underwriting practices, non-owner occupied CRE loans may be made in amounts up to 75% of the lesser of the appraised value or the purchase price of the collateral property.  We consider the net operating income of the property and typically require a stabilized debt service coverage ratio of at least 1.20:1, based on the qualifying loan interest rate.  Loans are generally made for terms from 10 years up to 25 years with amortization periods up to 25 years.  At December 31, 2015, we had $422 million of non-owner occupied CRE secured loans, constituting 18.7% of our gross loans.

Multi-family Residential Lending.  We originate and purchase loans secured by multi-family residential properties (five units and greater) located predominantly in California.  Pursuant to our underwriting practices, multi-family residential loans may be made in an amount up to 75% of the lesser of the appraised value or the purchase price of the collateral property.  In addition, we generally require a stabilized minimum debt service coverage ratio of at least 1.15:1, based on the qualifying loan interest rate.  Loans are made for terms of up to 30 years with amortization periods up to 30 years.  At December 31, 2015, we had $429 million of multi-family real estate secured loans, constituting 19.0% of our gross loans.

One-to-Four Family Real Estate Lending.  Although we do not originate first lien single family mortgages, we occasionally purchase such loans to diversify our portfolio.  Our portfolio of one-to-four family loans at December 31, 2015 totaled $80.1 million, constituting 3.5% of our gross loans, of which $71.7 million consists of loans secured by first liens on real estate and $8.4 million consists of loans secured by second or junior liens on real estate.

Construction Lending.  We originate loans for the construction of 1-4 family and multi-family residences and CRE properties in our market area.  We concentrate our efforts on single homes and very small infill projects in established neighborhoods where there is not abundant land available for development.  Pursuant to our underwriting practices, construction loans may be made in an amount up to the lesser of 80% of the completed

INDEX

value of or 85% of the cost to build the collateral property.  Loans are made solely for the term of construction, generally less than 24 months.  We require that the owner’s equity is injected prior to the funding of the loan.  At December 31, 2015, construction loans totaled $170 million, constituting 7.5% of our gross loans, and had commitments to extend additional construction credit of $155 million.

Land Loans.  We occasionally originate land loans located predominantly in California for the purpose of facilitating the ultimate construction of a home or commercial building.  We do not originate loans to facilitate the holding of land for speculative purposes.  At December 31, 2015, land loans totaled $18.3 million, constituting 0.8% of our gross loans.

Other Loans.  We originate a limited number of consumer loans, generally for banking customers only, which consist primarily of home equity lines of credit, savings account secured loans and auto loans.  Before we make a consumer loan, we assess the applicant’s ability to repay the loan and, if applicable, the value of the collateral securing the loan.  At December 31, 2015, we had $5.1 million in other loans that represented 0.2% of our gross loans.

Sources of Funds

General.  Deposits, loan repayments and prepayments, and cash flows generated from operations and borrowings are the primary sources of the Company’s funds for use in lending, investing and other general purposes.

Deposits.  Deposits represent our primary source of funds for our lending and investing activities.  The Company offers a variety of deposit accounts with a range of interest rates and terms.  The deposit accounts are offered through our 16 branch network in California and nationwide through our HOA Banking unit.  The Company’s deposits consist of checking accounts, money market accounts, passbook savings, and certificates of deposit.  Total deposits at December 31, 2015 were $2.2 billion, compared to $1.6 billion at December 31, 2014.  At December 31, 2015, certificates of deposit constituted 23.7% of total deposits, compared to 27.1% at the year-end 2014.  The terms of the fixed-rate certificates of deposit offered by the Company vary from three months to five years.  Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors.  The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  At December 31, 2015, we had $400 million of certificate of deposit accounts maturing in one year or less.

We primarily rely on customer service, sales and marketing efforts, business development, cross-selling of deposit products to loan customers, and long-standing relationships with customers to attract and retain local deposits.  However, market interest rates and rates offered by competing financial institutions significantly affect the Company’s ability to attract and retain deposits.  Additionally, from time to time, we will utilize both wholesale and brokered deposits to supplement our generation of deposits from businesses and consumers.  At December 31, 2015, we had $155 million in brokered deposits that were raised to help lengthen the overall maturity of our liabilities and support our interest rate risk management strategies.  The brokered deposits had a weighted average maturity of 15 months and an all in cost of 66 basis points.

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

INDEX

    Personnel

As of December 31, 2015, we had 332 full-time employees and three part-time employees.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be satisfactory.

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

INDEX

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

INDEX

Dodd-Frank Act

The Dodd-Frank Act, which was signed into law on July 21, 2010, implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts, and increased the authority of the Federal Reserve to examine bank holding companies, such as the Corporation, and their non-bank subsidiaries.

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

Incentive Compensation. Federal banking agencies have issued guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking.  The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. In accordance with the Dodd-Frank Act, the federal banking agencies prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions (generally institutions that have over $1 billion in assets) and are deemed to be excessive, or that may lead to material losses.

INDEX

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

The scope and content of the U.S. banking regulators’ policies on executive compensation may continue to evolve in the near future.  It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

Capital Requirements. Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal agencies. These agencies may establish higher minimum requirements if, for example, a banking organization previously has received special attention or has a high susceptibility to interest rate risk. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items. Under the Dodd-Frank Act, the Federal Reserve must apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Under federal regulations, bank holding companies and banks must meet certain risk-based capital requirements. Prior to the effectiveness of Basel III, on January 1, 2015, the risk-based capital requirements were as follows: a minimum ratio of 8% of total capital to risk-weighted assets, and a minimum ratio of 4% of Tier 1 capital to risk-weighted assets. Under federal regulations in effect prior to the effectiveness of Basel III, “Tier 1 capital” is defined to include: common stockholders’ equity (including retained earnings), qualifying noncumulative perpetual preferred stock and related surplus, qualifying cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries (limited to a maximum of 25% of Tier 1 capital), and certain trust preferred securities.

Prior to January 1, 2015, federal banking regulators required banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 4%. To be deemed “well capitalized” under applicable federal regulations, banks must have a minimum leverage ratio of 5%.

Effective as of January 1, 2015, the Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations. When fully phased-in by January 1, 2019, Basel III requires banks will be subject to the following risk-based capital requirements:

•	a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”;

•	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, or 8.5%;

•	a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, or 10.5%; and

INDEX

•	a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures.

The Basel III final framework provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Basel III also includes, as part of the definition of CET1 capital, a requirement that banking institutions include the amount of Additional Other Comprehensive Income (“AOCI”, which primarily consists of unrealized gains and losses on available for sale securities, which are not required to be treated as other-than-temporary impairment, net of tax) in calculating regulatory capital. Banking institutions had the option to opt out of including AOCI in CET1 capital if they elected to do in their first regulatory report following January 1, 2015. As permitted by Basel III, the Company and the Bank have elected to exclude AOCI from CET1.

Basel III also includes the following significant provisions:

•
An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice, that would be a CET1 add-on to the capital conservation buffer in the range of 0% and 2.5% when fully implemented;

•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone;

•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized; and

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

The Dodd-Frank Act excludes trust preferred securities issued after May 19, 2010, from being included in Tier 1 capital, unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, such as the Corporation. The trust preferred securities issued by our unconsolidated subsidiary capital trust qualify as Tier 1 capital up to a maximum limit of 25% of total Tier 1 capital. Any additional portion of our trust preferred securities would qualify as “Tier 2 capital.” As of December 31, 2015, the subsidiary trust had $10.3 million in trust preferred securities outstanding, of which $10.0 million qualifies as Tier 1 capital and $60 million in subordinated notes that qualifies as Tier 2 capital. Also, goodwill and most intangible assets are deducted from Tier 1 capital. For purposes of applicable the total risk-based capital regulatory guidelines, Tier 2 capital (sometimes referred to as “supplementary capital”) is defined to include, subject to limitations: perpetual preferred stock not included in Tier 1 capital, intermediate-term preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, allowances for loan and lease losses, and intermediate-term subordinated debt instruments. The maximum amount of qualifying Tier 2 capital is 100% of qualifying Tier 1 capital. For purposes of determining total capital under federal guidelines, total capital equals Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions.

INDEX

Basel III changes the manner of calculating risk weighted assets. New methodologies for determining risk weighted assets in the general capital rules are included, including revisions to recognition of credit risk mitigation, including a greater recognition of financial collateral and a wider range of eligible guarantors. They also include risk weighting of equity exposures and past due loans; and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan to value and equity components. In particular, loans categorized as “high-volatility commercial real estate” loans (“HVCRE loans”) are required to be assigned a 150% risk weighting, and require additional capital support. HVCRE loans are defined to include any credit facility that finances or has financed the acquisition, development or construction of real property, unless it finances: 1-4 family residential properties; certain community development investments; agricultural land used or usable for, and whose value is based on, agricultural use; or commercial real estate projects in which: (i) the loan to value is less than the applicable maximum supervisory loan to value ratio established by the bank regulatory agencies; (ii) the borrower has contributed cash or unencumbered readily marketable assets, or has paid development expenses out of pocket, equal to at least 15% of the appraised “as completed” value; (iii) the borrower contributes its 15% before the bank advances any funds; and (iv) the capital contributed by the borrower, and any funds internally generated by the project, is contractually required to remain in the project until the facility is converted to permanent financing, sold or paid in full.

In addition to the uniform risk-based capital guidelines and regulatory capital ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect our ability to grow and could restrict the amount of profits, if any, available for the payment of dividends.

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

Basel III became applicable to the Corporation and the Bank on January 1, 2015. Overall, the Corporation believes that implementation of the Basel III Rule will not have a material adverse effect on the Corporation’s or the Bank’s capital ratios, earnings, shareholder’s equity, or its ability to pay dividends, effect stock repurchases or pay discretionary bonuses to executive officers.

Prompt Corrective Action Regulations. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Federal banking regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under regulations effective through December 31, 2014, the Bank was “well capitalized”, which means it had a total risk-based capital ratio of 10.0% or higher; a Tier I risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and was not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure.

As noted above, Basel III integrates the new capital requirements into the prompt corrective action category definitions.  As of January 1, 2015, the following capital requirements apply to the Corporation for purposes of Section 38 of the FDIA.

INDEX

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
As of December 31, 2015, the Bank was “well capitalized” according to the guidelines as generally discussed below. As of December 31, 2015, the Corporation had a consolidated ratio of 14.46% of total capital to risk-weighted assets and a consolidated ratio of 10.30% of Tier 1 capital to risk-weighted assets and the Bank had a ratio of 13.45% of total capital to risk-weighted assets and a ratio of 12.72% of Tier 1 capital to risk-weighted assets.
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

INDEX

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

The Bank’s ability to pay dividends to the Corporation is subject to restrictions set forth in the Financial Code.  The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of a bank’s (1) retained earnings; or (2) net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period.  However, a bank may, with the approval of the DBO, make a distribution to its stockholders in an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year.  In the event that bank regulators determine that the stockholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the regulators may order the bank to refrain from making a proposed distribution.  The payment of dividends could, depending on the financial condition of the Bank, be deemed to constitute an unsafe or unsound practice.  Under these provisions, the amount available for distribution from the Bank to the Corporation was approximately $58.8 million at December 31, 2015.

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

The Dodd-Frank Act changes the way that deposit insurance premiums are calculated.  The assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity.  The Dodd-Frank Act also increases the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits by 2020, eliminates the upper limit for the reserve ratio designated by the FDIC each year, and eliminates the requirement that the FDIC pay dividends to depository

INDEX

institutions when the reserve ratio exceeds certain thresholds.  Continued action by the FDIC to replenish the DIF, as well as the changes contained in the Dodd Frank Act, may result in higher assessment rates, which could reduce our profitability or otherwise negatively impact our operations.  Based on the current FDIC insurance assessment methodology and including our participation in the Transaction Account Guarantee Program, our FDIC insurance premium expense was $1.4 million for 2015, $1.0 million for 2014 and $749,000 in 2013.

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

INDEX

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

Loans-to-One Borrower.  Under California law, our ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus.  At December 31, 2015, the Bank’s limit on aggregate secured loans-to-one-borrower was $94.1 million and unsecured loans-to-one borrower was $56.5 million.  The Bank has established internal loan limits which are lower than the legal lending limits for a California bank.

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

INDEX

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

    Federal and State Taxation

The Corporation and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions.  The Company has not been audited by the IRS.  For its 2015, 2014 and 2013 tax years, the Company was subject to a maximum tax rate of 35.00% and California state income tax rate of 10.84%.

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

Risks Related to Our Business

The economic environment could pose significant challenges for the Company and could adversely affect our financial condition and results of operations.

From December 2007 through June 2009, the U.S. economy was in recession and economic recovery has been slower than expected.  Although the economy continues to slowly improve, declines in real estate values and financial stress on borrowers as a result of an uncertain economic environment could have an adverse effect on the Company’s borrowers and their ability to repay their loans to us, which could adversely affect the Company’s business, financial condition and results of operations.  A weakening of these conditions in the markets in which we operate would likely have an adverse effect on us and others in the financial institutions industry.  For example, deterioration in economic conditions in our markets could drive losses beyond that which is provided for in our ALLL.  We may also face the following risks in connection with these events:

INDEX

•
Economic conditions that negatively affect real estate values and the job market may result, in the deterioration of the credit quality of our loan portfolio, and such deterioration in credit quality could have a negative impact on our business.

•	A decrease in the demand for loans and other products and services offered by us.

•	A decrease in deposit balances due to overall reductions in the accounts of customers.

•	A decrease in the value of our loans or other assets secured by commercial or residential real estate.

•	A decrease in net interest income derived from our lending and deposit gathering activities.

•
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

As these conditions or similar ones exist or worsen, we could experience adverse effects on our business, financial condition and results of operations.

Our business is subject to various lending and other economic risks that could adversely impact our results of operations and financial condition.

There was significant disruption and volatility in the financial and capital markets in 2008 and 2009.  The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or require government intervention to avoid failure.  These conditions were largely the result of the erosion of the U.S. and global credit markets, including a significant and rapid deterioration in the mortgage lending and related real estate markets.  While economic conditions have improved, the sustainability of the economic recovery is uncertain, and there can be no assurance that the economic conditions that adversely affected the financial services industry, and the capital, credit and real estate markets generally, will continue to improve in the near or long term, in which case, we could experience losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.  If economic conditions were to deteriorate, particularly within our geographic region, it could result in the following additional consequences, any of which could have a material adverse effect on our business, results of operations and financial condition:

•	Loan delinquencies may increase causing increases in our provision and allowance for loan losses.

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

•	Performance of the underlying loans in mortgage backed securities may deteriorate to potentially cause OTTI markdowns to our investment portfolio.

We may suffer losses in our loan portfolio in excess of our allowance for loan losses.

Our total nonperforming assets amounted to $5.1 million, or 0.18% of our total assets, at December 31, 2015, up from $2.5 million or 0.12% at December 31, 2014.  We had $1.3 million of net loan charge-offs for 2015,

INDEX

up from $684,000 in 2014.  Our provision for loan losses was $6.4 million in 2015, up from $4.7 million in 2014.  If increases in our nonperforming assets occur in the future, our net loan charge-offs and/or provision for loan losses may also increase which may have an adverse effect upon our future results of operations.

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

Risks related to specific segments of our loan portfolio may result in losses that could affect our results of operations and financial condition.

  General economic conditions and local economic conditions affect our entire loan portfolio. Lending risks vary by the type of loan extended.

In our C&I and SBA lending activities, collectability of loans may be adversely affected by risks generally related to small and middle market businesses, such as:

•	specific industry segments, including weakness affecting the business’ customer base;

•	Changes in consumer behavior;

•	Changes in a business’ personnel;

•	Increases in supplier costs that cannot be passed along to customers;

•	Increases in operating expenses (including energy costs);

•	Changes in governmental rules, regulations and fiscal policies;

•	Increases in interest rates, tax rates; and

In our investor real estate loans, payment performance and the liquidation values of collateral properties may be adversely affected by risks generally incidental to interests in real property, such as:

•	Declines in real estate values;

•	Declines in rental rates;

INDEX

•	Declines in occupancy rates;

•	Increases in other operating expenses (including energy costs);

•	The availability of property financing;

•	Changes in governmental rules, regulations and fiscal policies, including rent control ordinances, environmental legislation and taxation;

•	Increases in interest rates, real estate and personal property tax rates; and

In our HOA and consumer loans, collectability of the loans may be adversely affected by risks generally related to consumers, such as:

•	Changes or weakness in employment and wage income;

•	Changes in consumer behavior;

•	Declines in real estate values;

•	Declines in rental rates;

•	Increases in association operating expenses (including energy costs);

•	The availability of property financing;

•	Changes in governmental rules, regulations and fiscal policies, including rent control ordinances, environmental legislation and taxation;

•	Increases in interest rates, real estate and personal property tax rates; and

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

Our business activities and credit exposure are concentrated in California.  Difficult economic conditions, including state and local government deficits, in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio.  In addition, demand for our products and services may decline.  Declines in the California real estate market could hurt our business, because the vast majority of our loans are secured by real estate located within California.  As of December 31, 2015, approximately 54% of our loans secured by real estate were located in California.  If real estate values were to decline, especially in California, the collateral for our loans provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.

Our level of credit risk could increase due to our focus on commercial lending and the concentration on small and middle market business customers with heightened vulnerability to economic conditions.

As of December 31, 2015, our commercial real estate loans amounted to $869 million, or 38.4% of our total loan portfolio, and our commercial business loans amounted to $1.14 billion, or 50.3% of our total loan portfolio.  At such date, our largest outstanding commercial business loan was $32.1 million, our largest multiple

INDEX

borrower relationship was $30.7 million and our largest outstanding commercial real estate loan was $26.5 million.  Commercial real estate and commercial business loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers.  Commercial real estate and commercial business loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans.  Most of the Company’s commercial business loans are made to small business or middle market customers who may have a heightened vulnerability to economic conditions.  Moreover, a portion of these loans have been made or acquired by us in recent years and the borrowers may not have experienced a complete business or economic cycle.  Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our results of operations.

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

We face direct competition from a significant number of financial institutions, many with a state-wide or regional presence, and in some cases, a national presence, in both originating loans and attracting deposits.  Competition in originating loans comes primarily from other banks and finance companies that make loans in our primary market areas.  We also face substantial competition in attracting deposits from other banking institutions, money market and mutual funds, credit unions and other investment vehicles.  In addition banks with larger capitalizations and non-bank financial institutions that are not governed by bank regulatory restrictions have larger lending limits and are better able to serve the needs of larger customers.  Many of these financial institutions are also significantly larger and have greater financial resources than we have, and have established customer bases and name recognition.  We compete for loans principally on the basis of interest rates and loan fees, the types of loans we offer and the quality of service that we provide to our borrowers.  Our ability to attract and retain deposits requires that we provide customers with competitive investment opportunities with respect to rate of return, liquidity, risk and other factors.  To effectively compete, we may have to pay higher rates of interest to attract deposits, resulting in reduced profitability.  In addition, we rely upon local promotional activities, personal relationships established by our officers, directors and employees and specialized services tailored to meet the individual needs of our customers in order to compete.  If we are not able to effectively compete in our market area, our profitability may be negatively affected.

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

INDEX

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

At December 31, 2015, $280.3 million of our securities were classified as available-for-sale.  At such date, the aggregate net unrealized gain on our available-for-sale securities was $562,000.  We increase or decrease stockholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income/loss.  Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share.  This decrease will occur even though the securities are not sold.  In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities.  In the case of equity securities which have no stated maturity, the declines in fair value may or may not be recovered over time.

For the year ended December 31, 2015 there were OTTI charges or recoveries to report on our securities portfolio.  We continue to monitor the fair value of our entire securities portfolio as part of our ongoing OTTI evaluation process.  No assurance can be given that we will not need to recognize OTTI charges related to securities in the future.  At December 31, 2015, we had stock holdings in the FHLB of San Francisco totaling $11.4 million, and other stock holdings of $10.9 million which included stock from FRB, a CRA investment, and TIB.  The stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  For the year ended December 31, 2015, we did not recognize an impairment charge related to our stock holdings.  There can be no assurance that future negative changes to the financial condition of the issuers may require us to recognize an impairment charge with respect to such stock holdings.

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

INDEX

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

The Dodd-Frank Act continues to materially affect our operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which imposes significant regulatory and compliance changes.  The key provisions of the Dodd-Frank Act that have affected or are anticipated to affect our operations include:

•	Changes to regulatory capital requirements and how we plan capital and liquidity levels;

•	Creation of new government regulatory agencies, including the CFPB, which possesses broad rule-making and enforcement authorities;

•	Restrictions that will impact the nature of our incentive compensation programs for executive officers;

•	Changes in insured depository institution regulations and assessments;

•	Mortgage loan origination and risk retention; and

•	Potential new and different litigation and regulatory enforcement risks.

While several provisions of the Dodd-Frank Act became effective immediately upon its enactment and others have come into effect over the last few years, many provisions still require regulations to be promulgated by various federal agencies in order to be implemented.  Some of these regulations have been proposed by the applicable federal agencies but not yet finalized.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear.  The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.  These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.  Failure to comply with the new requirements or with any future changes in laws or regulations may negatively impact our results of operations and financial condition.

INDEX

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

We expect to face continued increased regulation and supervision of our industry as a result of the past financial crisis.  The effects on us of recently enacted and proposed legislation and regulatory programs cannot reliably be determined at this time.

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

INDEX

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

On March 15, 2013, we acquired FAB, which is exclusively focused on providing deposit and other services to HOAs and HOA management companies nationwide.  A majority of our HOA customers are also customers of the HOA management companies controlled by Associations, Inc. (“Associa”).  At December 31, 2015, approximately 60% of the HOA transaction deposits we held were derived from our relationship with Associa.  We will continue to rely on the relationship with Associa to solicit HOA deposits as deemed necessary.  If Associa or its HOA management companies lose some or all of their HOA customers, fall into financial or legal difficulty or elect to reduce the amount of HOA customers that it directs to us, it could have a material and adverse effect upon our business, including the decline or total loss of all of the deposits from the HOA management companies and the HOAs.  We cannot assure you that we would be able to replace the relationship with Associa and its HOA management companies if any of these events occurred, which could have a material and adverse impact on our business, financial condition and results of operations.  In connection with the closing of the FAB acquisition, we appointed John Carona to the boards of directors of the Company and the Bank.  Mr. Carona is the founder, chief executive officer and a director of Associa.

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

INDEX

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

INDEX

We are dependent on our key personnel.

Our future operating results depend in large part on the continued services of our key personnel, including Steven R. Gardner, our President and Chief Executive Officer, who developed and implemented our business strategy.  The loss of Mr. Gardner could have a negative impact on the success of our business strategy.  In addition, we rely upon the services of Eddie Wilcox, our Senior Executive Vice President and Chief Banking Officer, and our ability to attract and retain highly skilled personnel.  We do not maintain key-man life insurance on any employee other than Mr. Gardner.  We cannot assure you that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.  The unexpected loss of services of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.  In addition, recent regulatory proposals and guidance relating to compensation may negatively impact our ability to retain and attract skilled personnel.

A natural disaster or recurring energy shortage, especially in California, could harm our business.

We are based in Irvine, California, and approximately 54% of our loans secured by real estate were located in California at December 31, 2015.  In addition, the computer systems that operate our Internet websites and some of their back-up systems are located in Irvine and San Diego, California.  Historically, California has been vulnerable to natural disasters.  Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides.  Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems.  A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, which is comprised substantially of real estate loans.  Uninsured or underinsured disasters may reduce borrowers’ ability to repay mortgage loans.  Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans.  California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those areas affected.  Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster.  The occurrence of natural disasters or energy shortages in California could have a material adverse effect on our business prospects, financial condition and results of operations.

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

INDEX

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

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol “PPBI,” but there has historically been a relatively low trading volume in our common stock.  Although we recently issued additional shares of our common stock in our acquisition of Security California Bancorp that closed in January 2016, we may continue to experience a limited trading market for our common stock, which may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our common stock.  Future sales of substantial amounts of common stock in the public market, or the perception that such sales may occur, could adversely affect the prevailing market price of the common stock.  In addition, even if a more active market in our common stock develops, we cannot assure you that such a market will continue.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

INDEX

ITEM 2.  PROPERTIES

Location			Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration
Corporate Headquarters:	17901 Von Karman, Suites 200 & 1200	Irvine, CA 92614	Leased	2012	2020

Branch Office:	19011 Magnolia Street	Huntington Beach, CA 92646	Owned (a) (b)	2005	2023

Branch Office:	4957 Katella Avenue, Suite B	Los Alamitos, CA 90720	Leased	2005	2020

Branch Office:	4667 MacArthur Blvd.	Newport Beach, CA 92660	Leased	2005	2016

Branch Office:	74-150 Country Club Drive	Palm Desert, CA 92260	Owned	2011	N.A.

Branch Office:	73-745 El Paseo	Palm Desert, CA 92260	Leased	2012	2017

Branch Office:	1711 East Palm Canyon Drive	Palm Springs, CA 92264	Leased	2011	2016

Branch Office:	901 East Tahquitz Canyon Way	Palm Springs, CA 92262	Leased	2011	2018

Branch Office:	1598 E Highland Avenue	San Bernardino, CA 92404	Leased	1986	2015

Branch Office:	13928 Seal Beach Blvd.	Seal Beach, CA 90740	Leased	1999	2017

Branch Office:	2550 Fifth St., Ste 1010	San Diego, CA 92103	Leased	2013	2018

Branch Office:	781 Garden View Court St., Ste 100	Encinitas, CA 92024	Leased	2013	2017

Branch Office:	1110 Rosecrans St., Ste 101	Point Loma, CA 92106	Leased	2013	2015

Branch Office:	17782 E. 17th St.	Tustin, CA 92780	Leased	2012	2016

Branch Office:	3637 Arlington Ave., Ste A	Riverside, CA 92506	Leased	2001	2016

Branch Office:	102 E. 6th St., Ste 100	Corona, CA 92879	Leased	2003	2018

HOA Office:	12001 N. Central Expressway, Ste 1165	Dallas, TX 75243	Leased	2013	2017

HOA Office:	300 Winding Brook Dr., 2nd Flr.	Glastonbury, CT 06033	Leased	2013	2018

Franchise Office:	123 Tice Blvd., #102	Woodcliff Lake, NJ 07675	Leased	2014	2019

(a) The building is owned, but the land is leased on a long-term basis.
(b) During 2015 we leased to one tenant approximately 1,000 square feet of the 9,937 square feet of our Huntington Beach branch for $2,750 per month, and to another tenant approximately 1,724 square feet for $2,672 per month.

INDEX

All of our existing facilities are considered to be adequate for our present and anticipated future use.  In the opinion of management, all properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any material pending legal proceedings other than legal proceedings occurring in the ordinary course of business.  Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range by Quarters

The common stock of the Corporation has been publicly traded since 1997 and is currently traded on the NASDAQ Global Market under the symbol PPBI.

As of March 4, 2016, there were approximately 490 holders of record of our common stock.  The following table summarizes the range of the high and low closing sale prices per share of our common stock as quoted by the NASDAQ Global Select Market for the periods indicated.

		Sale Price of Common Stock
		High	Low
2014
First Quarter	…………………………………………………….	17.36	15.41
Second Quarter	…………………………………………………….	16.61	13.65
Third Quarter	…………………………………………………….	15.33	13.88
Fourth Quarter	…………………………………………………….	17.33	14.05
2015
First Quarter	…………………………………………………….	16.90	14.86
Second Quarter	…………………………………………………….	17.35	15.54
Third Quarter	…………………………………………………….	20.89	16.76
Fourth Quarter	…………………………………………………….	23.80	20.21

Stock Performance Graph.  The graph below compares the performance of our common stock with that of the NASDAQ Composite Index (U.S. companies) and the NASDAQ Bank Stocks Index from December 31, 2010 through December 31, 2015.  The graph is based on an investment of $100 in our common stock at its closing price on December 31, 2010.  The Corporation has not paid any dividends on its common stock.

INDEX

Total Return to Stockholders
(Assumes $100 investment on 12/31/2010)

Total Return Analysis	12/31/2010	12/30/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Pacific Premier Bancorp, Inc.	$100.00	$97.84	$158.02	$242.90	$267.44	$327.93
NASDAQ Composite Index	100.00	98.20	113.82	157.44	178.53	188.75
NASDAQ Bank Stocks Index	100.00	87.58	101.40	140.85	144.85	154.45

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

INDEX

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain of our financial and statistical information at or for each of the years presented.  This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2015 and 2014, and for each of the years in the three-year period ended December 31, 2015 and related Notes to Consolidated Financial Statements contained in “Item 8.  Financial Statements and Supplementary Data.”

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Operating Data	(in thousands)
Interest income	$118,356	$81,339	$63,800	$53,298	$50,941
Interest expense	12,057	7,704	5,356	7,149	9,596
Net interest income	106,299	73,635	58,444	46,149	41,345
Provision for loan losses	6,425	4,684	1,860	751	3,255
Net interest income after provision for loans losses	99,874	68,951	56,584	45,398	38,090
Net gains (losses) from loan sales	7,970	6,300	3,228	628	(3,605)
Other noninterest income	6,471	7,077	5,583	11,593	9,402
Noninterest expense	73,591	54,993	50,815	31,854	26,904
Income before income tax	40,724	27,335	14,580	25,765	16,983
Income tax	15,209	10,719	5,587	9,989	6,411
Net income	$25,515	$16,616	$8,993	$15,776	$10,572
Share Data	(dollars in thousands, except per share data)
Net income (loss) per share:
Basic	$1.21	$0.97	$0.57	$1.49	$1.05
Diluted	$1.19	$0.96	$0.54	$1.44	$0.99
Weighted average common shares outstanding:
Basic	21,156,668	17,046,660	15,798,885	10,571,073	10,092,181
Diluted	21,488,698	17,343,977	16,609,954	10,984,034	10,630,720
Book value per share (basic)	$13.90	$11.81	$10.52	$9.85	$8.39
Book value per share (diluted)	$13.78	$11.73	$10.44	$9.75	$8.34
Selected Balance Sheet Data
Total assets	$2,790,646	$2,038,897	$1,714,187	$1,173,792	$961,128
Securities and FHLB stock	312,207	218,705	271,539	95,313	128,120
Loans held for sale, net	8,565	—	3,147	3,681	—
Loans held for investment, net	2,236,998	1,616,422	1,231,923	974,213	730,067
Allowance for loan losses	17,317	12,200	8,200	7,994	8,522
Total deposits	2,195,123	1,630,826	1,306,286	904,768	828,877
Total borrowings	266,435	186,953	214,401	125,810	38,810
Total stockholders' equity	298,980	199,592	175,226	134,517	86,777
Performance Ratios
Return on average assets	0.97%	0.91%	0.62%	1.52%	1.12%
Return on average equity	9.31	8.76	5.61	16.34	12.91
Average equity to average assets	10.45	10.38	11.13	9.32	8.69
Equity to total assets at end of period	10.71	9.79	10.22	11.46	9.03
Average interest rate spread	4.04	4.03	4.02	4.44	4.49
Net interest margin	4.27	4.23	4.20	4.65	4.55
Efficiency ratio (1)	55.89	61.33	64.69	58.94	56.50
Average interest-earnings assets to average interest-bearing deposits and borrowings	148.19	144.60	146.75	129.01	104.74
Pacific Premier Bank Capital Ratios
Tier 1 leverage ratio	11.41%	11.29%	10.03%	12.07%	9.44%
Common equity tier 1 risk-based capital ratio	12.35	N/A	N/A	N/A	N/A
Tier 1 capital to total risk-weighted assets	12.35	12.72	12.34	12.99	11.68
Total capital to total risk-weighted assets	13.07	13.45	12.97	13.79	12.81
Pacific Premier Bancorp, Inc. Capital Ratios
Tier 1 leverage ratio	9.52%	9.18%	10.29%	12.71%	9.50%
Common equity tier 1 risk-based capital ratio	9.91	N/A	N/A	N/A	N/A
Tier 1 capital to total risk-weighted assets	10.28	10.30	12.54	13.61	11.69
Total capital to total risk-weighted assets	13.43	14.46	13.17	14.43	12.80
Asset Quality Ratios
Nonperforming loans, net, to gross loans	0.18%	0.09%	0.18%	0.22%	0.82%
Nonperforming assets, net as a percent of total assets	0.18	0.12	0.20	0.38	0.76
Net charge-offs to average total loans, net	0.06	0.05	0.16	0.16	0.53
Allowance for loan losses to gross loans at period end	0.77	0.75	0.66	0.81	1.15
Allowance for loan losses as a percent of nonperforming loans, gross at period end	436.20	844.88	364.28	362.38	139.87
 (1) Represents the ratio of noninterest expense less other real estate owned operations, core deposit intangible amortization and non-recurring merger related and litigation expenses to the sum of net interest income before provision for loan losses and total noninterest income less gains/(loss) on sale of securities, other-than-temporary impairment recovery (loss) on investment securities, and gain on acquisitions.

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

INDEX

Allowance for Loan Losses

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

Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company’s control. For further information on the ALLL, see Notes 1 and 5 to the Consolidated Financial Statements in Item 8 hereof.

 Business Combinations

We account for acquisitions under the acquisition method.  All identifiable assets acquired and liabilities assumed are recorded at fair value.  Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. Identifiable intangible assets include core deposit intangibles, which have a definite life. Core deposit intangibles ("CDI") are subsequently amortized over the estimated life up to 10 years and are tested for impairment quarterly. Goodwill generated from business combinations is deemed to have an indefinite life and is not subject to amortization and instead is tested for impairment at least annually.

As part of the estimation of fair value, we review each loan or loan pool acquired to determine whether there is evidence of deterioration in credit quality since inception and if it is probable that the Company will be unable to collect all amounts due under the contractual loan agreements.  We consider expected prepayments and estimated cash flows including principal and interest payments at the date of acquisition.  If a loan is determined to be a purchased credit impaired ("PCI") loan, the amount in excess of the estimated future cash flows is not accreted into earnings.  The amount in excess of the estimated future cash flows over the book value of the loan is accreted into interest income over the remaining life of the loan (accretable yield).  The Company records these loans on the acquisition date at their net realizable value.  Thus, an allowance for estimated future losses is not established on the acquisition date.   Losses or a reduction in cash flow which arise subsequent to the date of acquisition are reflected as a charge through the provision for loan losses.  An increase in the expected cash flows adjusts the level of the accretable yield recognized on a prospective basis over the remaining life of the loan.

INDEX

Operating Results

Overview.  The comparability of financial information is affected by our acquisitions.  On January 26, 2015, the Company completed an acquisition of Independence Bank (“IDPK”) and Infinity Franchise Capital, LLC (“IFC”) was acquired on January 30, 2014.

Non-GAAP Measurements

The Company uses certain non‑-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. The non-GAAP measures used in this Form 10-K include the following:

•	Adjusted net income: Earnings are adjusted to exclude the tax effected impact of merger and litigation expenses.

•	Adjusted net income for return on adjusted tangible common equity: Earnings are adjusted to exclude the tax effected impact of core deposit amortization and merger and litigation expenses.

•	Tangible common equity: Total stockholders' equity is reduced by the amount of intangible assets.

•
Adjusted return on average assets, adjusted return on average tangible equity, tangible common equity amounts and ratios, and tangible book value per share: Given that the use of these measures is prevalent among banking regulators, investors and analysts, we disclose them in addition to return on average assets, return on average equity, equity-to-assets ratio, and book value per share, respectively.

	For the Years ended December 31,
	2015	2014	2013
Net income	$25,515	$16,616	$8,993
Plus merger related and litigation expenses, net of tax	3,399	1,909	4,272
Adjusted net income	$28,914	$18,525	$13,265

Diluted earnings per share	$1.19	$0.96	$0.54
Plus merger related and litigation expenses, net of tax	0.16	0.11	0.26
Adjusted diluted earnings per share	$1.35	$1.07	$0.80

Return on average assets	0.97%	0.91%	0.62%
Plus merger related and litigation expenses, net of tax	0.13	0.10	0.30
Adjusted return on average assets	1.10%	1.01%	0.92%

INDEX

	For the Years ended December 31,
	2015	2014	2013
Net income	$25,515	$16,616	$8,993
Plus: Tax effected CDI amortization	807	616	471
Adjusted net income for return on average tangible common equity	$26,322	$17,232	$9,464
Plus: Merger related and litigation expenses, net of tax	$3,399	$1,909	$4,272
Adjusted net income for adjusted return on average tangible common equity	$29,721	$19,141	$13,736

Average stockholders' equity	$274,002	$189,659	$160,391
Less: Average core deposit intangible	7,984	6,121	5,321
Less: Average goodwill	48,058	22,490	12,393
Average tangible common equity	$217,960	$161,048	$142,677

Return on average common equity	9.31%	8.76%	5.61%
Plus: Intangible return on average tangible common equity	2.77	1.94	1.02
Return on average tangible common equity	12.08	10.70	6.63
Adjusted return on average tangible common equity	13.64%	11.89%	9.63%

	For the Years ended December 31,
	2015	2014	2013
Total stockholders' equity	$298,980	$199,592	$175,226
Less: Intangible assets	(58,002)	(28,564)	(24,056)
Tangible common equity	$240,978	$171,028	$151,170

Total assets	$2,790,646	$2,038,897	$1,714,187
Less: Intangible assets	(58,002)	(28,564)	(24,056)
Tangible assets	$2,732,644	$2,010,333	$1,690,131

Common Equity ratio	10.71%	9.79%	10.22%
Less: Intangibility equity ratio	(1.89)	(1.28)	(1.28)
Tangible common equity ratio	8.82%	8.51%	8.94%

Basic shares outstanding	21,570,746	16,903,884	16,656,279

Book value per share	$13.86	$11.81	$10.52
Less: Intangible book value per share	(2.69)	(1.69)	(1.44)
Tangible book value per share	$11.17	$10.12	$9.08

For 2015, including non-recurring merger-related expenses of $4.8 million associated with the acquisitions of Security and IDPK, the Company recorded net income of $25.5 million, or $1.19 per diluted share.  For 2014, including non-recurring merger-related expenses of $864,000 associated with the acquisition of IDPK and $626,000 associated with the acquisition of Infinity, and a non-recurring $1.7 million litigation expense, the Company recorded net income of $16.6 million or $0.96 per diluted share. For 2013, including non-recurring merger-related expenses of $5.0 million associated with the acquisition of SDTB, $1.7 million associated with the acquisition of FAB and $203,000 associated with the acquisition of Infinity, the Company recorded net income of $9.0 million or $0.54 per share on a diluted basis.

Excluding the non-recurring merger-related expenses and litigation expense detailed above, the Company reported adjusted net income for 2015 of $28.9 million or $1.35 per share on a diluted basis, compared

INDEX

with adjusted net income for 2014 of $18.5 million or $1.07 per share on a diluted basis and adjusted net income for 2013 of $13.3 million or $0.80 per share on a diluted basis.

The Company’s pre-tax income totaled $40.7 million in 2015, compared with pre-tax income of $27.3 million in 2014.  The $13.4 million increase in the Company’s pre-tax income for 2015 compared to 2014 was principally due to higher net interest income of $32.7 million which was primarily related to an increase in interest earning assets from both organic growth and acquisitions. Non-interest income increased by $1.1 million, primarily from $1.7 million increase in net gains from the sales of loans. The aggregate increase in net interest income and non-interest income exceeded the $18.6 million increase in non-interest expense and the $1.7 million increase in provision for loan losses. The Company had higher operating expenses in 2015 primarily from compensation and benefits of $9.8 million, predominately due to an increase in staff from our acquisition activity and to a lesser extent to support organic growth, and an increase in merger related expenses of $3.3 million.  In addition, our provision expense increased by $1.7 million, primarily related to our growth in the loan portfolio.

The Company’s pre-tax income totaled $27.3 million in 2014, compared with a pre-tax income of $14.6 million in 2013.  The $12.8 million increase in the Company’s pre-tax income for 2014, compared to 2013 was primarily due to higher net interest income of $15.2 million which was primarily related to an increase in interest earning assets from organic growth as well as acquisitive growth. Non-interest income was higher in 2014 primarily from an increase in net gains from the sales of loans of $3.1 million, an increase in loan servicing fees of $565,000 and settlement proceeds of $1.1 million related to properties received from our FDIC-assisted acquisitions. Additionally, lower non-recurring merger-related expenses of $5.4 million associated with our acquisition activities contributed to the growth in pre-tax income. These increases to the Company's pre-tax income for 2014 were partially offset by higher operating expenses primarily from compensation and benefits of $5.7 million, primarily related to an increase in staff from our acquisition activity and internal growth, an established litigation expense of $1.7 million within our other expense category and higher deposit expenses of $1.1 million related to an increase in deposit balances. In addition, our provision expense increased by $2.8 million in 2014, primarily related to our growth in the loan portfolio.

For 2015, our return on average assets was 0.97% and our return on average equity was 9.31%.  These returns were higher than our 2014 returns of 0.91% on average assets and 8.76% on average equity and higher than our 2013 returns of 0.62% on average assets and 5.61% on average equity.

Excluding non-recurring merger-related expenses and litigation expense detailed above, the Company’s 2015 adjusted return on average assets was 1.10% and adjusted return on average tangible common equity was 13.64%. These returns compare with an adjusted return on average assets of 1.01% and an adjusted return on average tangible common equity of 11.89% for 2014 and an adjusted return on average assets of 0.92% and an adjusted return on average tangible common equity of 9.63% for 2013.

Net Interest Income.  Our primary source of revenue is net interest income, which is the difference between the interest earned on loans, investment securities, and interest earning balances with financial institutions (“interest-earning assets”) and the interest paid on deposits and borrowings (“interest-bearing liabilities”).  Net interest margin is net interest income expressed as a percentage of average interest earning assets. Net interest income is affected by changes in both interest rates and the volume of interest earning assets and interest-bearing liabilities.

For 2015, net interest income totaled $106 million, an increase of $32.7 million or 44.4% over 2014.  The increase reflected an increase in average interest-earning assets of $747 million and an increase in the average yield of 9 bps, partially offset by an increase in interest-bearing liabilities of $475 million and 8 bps increase in the average cost of interest-bearing liabilities. The net interest margin expanded by 4 bps as a result of the yield on earning assets increasing by more than the increase in the cost of interest bearing liabilities, as well as the $231 million increase in non-interest bearing deposits. The increase in interest-earning assets was primarily related to our organic loan growth and our acquisition of Independence Bank in early 2015.  The increase in interest-bearing liabilities was also due primarily to our acquisition of Independence Bank, as well as the impact of

INDEX

having the $60 million of subordinated debt issued in August of 2014 at a fixed rate of 5.75% outstanding for full year.

For 2014, net interest income totaled $73.6 million, an increase of $15.2 million or 26.0% over 2013.  The increase reflected an increase in average interest-earning assets of $349.2 million and net interest margin of 3 bps to 4.23%.  The increase in average interest-earning assets was primarily related to our organic loan growth and a full year’s impact from our acquisitions of SDTB and FAB in 2013, as well as our acquisition of Infinity in early 2014.  The increase in net interest margin is mainly attributable to an increase in yield on average interest-earning assets of 9 bps, primarily from deploying liquidity received in our acquisitions during 2013 to create a higher mix of loans, partially offset by a lower yield on loans of 28 bps. The lower loan yield primarily related to interest rates on loan originations during 2013 and 2014 that produced yields lower than the average yield on our existing loan portfolio. Also contributing to the increase in the net interest margin was a $97 million increase in average non interest bearing deposits in 2014, compared to 2013. An increase in borrowing costs of 22 bps resulted in increased interest-bearing liability costs of 8 bps in 2014. The increase in borrowing costs was the result of issuance of $60 million in subordinated debt, with an interest rate of 5.75%, in August of 2014

The following table presents for the periods indicated the average dollar amounts from selected balance sheet categories calculated from daily average balances and the total dollar amount, including adjustments to yields and costs, of:

•	Interest income earned from average interest-earning assets and the resultant yields; and

•	Interest expense incurred from average interest-bearing liabilities and resultant costs, expressed as rates.

The table also sets forth our net interest income, net interest rate spread and net interest rate margin for the periods indicated.  The net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.  The net interest rate margin reflects the ratio of net interest income as a percentage of interest-earning assets for the year.

INDEX

	For the Years Ended December 31,
	2015			2014			2013
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)
Assets
Interest-earning assets:
Cash and cash equivalents	$141,454	$310	0.22%	$81,290	$141	0.17%	$93,298	$184	0.20%
Investment securities	299,767	6,949	2.32	244,854	5,447	2.22	266,854	5,527	2.07
Loans receivable, net (1)	2,046,981	111,097	5.43	1,414,973	75,751	5.35	1,031,740	58,089	5.63
Total interest-earning assets	2,488,202	118,356	4.76%	1,741,117	81,339	4.67%	1,391,892	63,800	4.58%
Noninterest-earning assets	134,476			86,818			49,663
Total assets	$2,622,678			$1,827,935			$1,441,555
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$141,962	$165	0.12%	$134,056	$161	0.12%	$94,718	$110	0.12%
Money market	696,747	2,426	0.35	469,123	1,443	0.31	367,769	1,043	0.28
Savings	88,247	141	0.16	75,068	110	0.15	78,815	103	0.13
Time	493,747	3,898	0.79	377,333	3,323	0.88	325,439	2,809	0.86
Total interest-bearing deposits	1,420,703	6,630	0.47%	1,055,580	5,037	0.48%	866,741	4,065	0.47%
FHLB advances and other borrowings	188,032	1,490	0.79	117,694	1,124	0.96	71,447	984	1.38
Subordinated debentures	70,310	3,937	5.60	30,858	1,543	5.00	10,310	307	2.98
Total borrowings	258,342	5,427	2.10%	148,552	2,667	1.80%	81,757	1,291	1.58%
Total interest-bearing liabilities	1,679,045	12,057	0.72%	1,204,132	7,704	0.64%	948,498	5,356	0.56%
Noninterest-bearing deposits	646,931			415,983			318,985
Other liabilities	22,700			18,161			13,681
Total liabilities	2,348,676			1,638,276			1,281,164
Stockholders' equity	274,002			189,659			160,391
Total liabilities and equity	$2,622,678			$1,827,935			$1,441,555
Net interest income		$106,299			$73,635			$58,444
Net interest rate spread			4.04%			4.03%			4.02%
Net interest margin			4.27%			4.23%			4.20%
Ratio of interest-earning assets to interest-bearing liabilities			148.19%			144.60%			146.75%

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

Changes in our net interest income are a function of changes in both volumes and rates of interest-earning assets and interest-bearing liabilities.  The following table presents the impact the volume and rate changes have had on our net interest income for the years indicated.  For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•	Changes in volume (changes in volume multiplied by prior rate);

•	Changes in interest rates (changes in interest rates multiplied by prior volume); and

•	The change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

INDEX

	Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 Increase (decrease) due to			Year Ended December 31, 2014 Compared to Year Ended December 31, 2013 Increase (decrease) due to
	Average Rate	Average Volume	Net	Average Rate	Average Volume	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$49	$120	$169	$(25)	$(18)	$(43)
Investment securities	296	1,206	1,502	18	(98)	(80)
Loans receivable, net	1,133	34,213	35,346	(2,888)	20,550	17,662
Total interest-earning assets	1,567	35,450	37,017	1,253	16,286	17,539
Interest-bearing liabilities
Transaction accounts	215	803	1,018	108	350	458
Retail certificates of deposit	(368)	943	575	66	448	514
FHLB advances and other borrowings	(200)	566	366	(300)	440	140
Subordinated debentures	303	2,091	2,394	416	820	1,236
Total interest-bearing liabilities	963	3,390	4,353	759	1,589	2,348
Changes in net interest income	$879	$31,785	$32,664	$471	$14,720	$15,191

Provision for Loan Losses.  For 2015, we recorded a $6.4 million provision for loan losses compared to the $4.7 million recorded in 2014.  The $1.7 million increase in the provision for loan losses was primarily attributable to the growth in our loan portfolio during the year, and to a lesser extent, the change in our loan composition.  Net loan charge-offs for 2015 amounted to $1.3 million, an increase from $684,000 in 2014.

For 2014, we recorded a $4.7 million provision for loan losses compared to the $1.9 million recorded in 2013.  The $2.8 million increase in the provision for loan losses was primarily attributable to the growth in our loan portfolio during the year, and to a lesser extent, the change in our loan composition. Net loan charge-offs for 2014 amounted to $684,000, which declined from $1.7 million in 2013.

Noninterest Income.  For 2015, non-interest income totaled $14.4 million, an increase of $1.1 million or 8.0% from 2014.  The increase was primarily related to an increase of $1.7 million on gain on sale of loans from $6.3 million in 2014 to $8.0 million.  During 2015, we sold $79.3 million SBA loans at an overall premium of 9% and $69.1 million in commercial real estate and multifamily loans at an overall premium of 1%, compared to 2014 in which we sold $54.1 million in SBA loans at a 10% overall premium and $37.5 million in commercial real estate and multifamily loans at an overall premium of 2.5%. The increase from gain-on-sale of loans was offset by a $1.3 million decline in gain on sale of investments, as the Bank sold a limited number of securities during 2015. Finally, deposit related fees grew by $723,000 or 40.0% in 2015, as growth in core transaction deposit accounts from both the acquisition of IDPK and organic growth contributed to the increase in deposit fees from $1.8 million in 2014 to $2.5 million in 2015.

For 2014, non-interest income totaled $13.4 million, an increase of $4.6 million or 51.8% from 2013. The increase was primarily related to gain on sale of loans of $6.3 million, which grew by $3.1 million from 2013, loan servicing fees increasing by $565,000 to $1.5 million and other income increasing by $990,000 to $2.2 million.

INDEX

	For the Years ended December 31,
	2015	2014	2013
NONINTEREST INCOME
Loan servicing fees	$1,459	$1,475	$910
Deposit fees	2,532	1,809	1,873
Net gain from sales of loans	7,970	6,300	3,228
Net gain from sales of investment securities	290	1,547	1,544
Other income	2,190	2,246	1,256
Total noninterest income	$14,441	$13,377	$8,811

Noninterest Expense.  For 2015, noninterest expense totaled $73.6 million, an increase of $18.6 million or 33.8% from 2014. The increase in noninterest expense was primarily due to higher compensation and benefits of $9.8 million, primarily related to an increase in staff from our acquisition of IDKP and internal growth in staff to support our organic growth. In 2015, the Company experienced an increase in merger related expenses of $3.3 million, due to both the acquisition of IDPK and the pending merger with Security.  Occupancy expense grew by $1.6 million in 2015, mostly due to the acquisition of IDKP and the additional branches retained from the merger. Marketing expense grew by approximately $1.1 million, as the Company increased its investment in sponsorships and other marketing areas to support its continued efforts to organically grow its customer base. The remaining expense categories grew by $2.8 million or 16.7% in 2015, due to both a combination of expense growth related to the acquisition of IDKP and increased expenses to support the Company's organic growth in loans and deposits. The most significant increase in expense from these remaining categories is a $679,000 increase in deposit related expenses, which include expenses such as lock box services, to support our continued growth in core transaction deposits.

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

Our efficiency ratio was 55.89% for 2015, compared to 61.33% for 2014 and 64.69% for 2013.  The improvement in the efficiency ratio in 2015 compared to 2014 was related to revenues growing faster than expenses, as the Company's growing asset size creates greater efficiencies.

INDEX

	For the Years ended December 31,
	2015	2014	2013
NONINTEREST EXPENSE
Compensation and benefits	$38,456	$28,705	$23,018
Premises and occupancy	8,205	6,608	5,797
Data processing and communications	2,816	2,570	3,080
Other real estate owned operations, net	121	75	618
FDIC insurance premiums	1,376	1,021	749
Legal, audit and professional expense	2,514	2,240	1,863
Marketing expense	2,305	1,208	1,088
Office and postage expense	2,005	1,576	1,313
Loan expense	1,268	848	1,009
Deposit expense	3,643	2,964	1,818
Merger-related expense	4,799	1,490	6,926
CDI amortization	1,350	1,014	764
Other expense	4,733	4,674	2,772
Total noninterest expense	$73,591	$54,993	$50,815

Income Taxes.  The Company recorded income taxes of $15.2 million in 2015, compared with $10.7 million in 2014 and $5.6 million in 2013.  Our effective tax rate was 37.3% for 2015, 39.2% for 2014, and 38.3% for 2013.  The effective tax rate in each year is affected by various items, including tax exempt income from municipal securities and BOLI. In addition, both tax credits and tax deductions from investments in LIHTC reduce the Company's effective tax rate. In general, growth in tax exempt income and increased LIHTC tax credits reduced the Company's effective tax rate in 2015.   See Note 14 to the Consolidated Financial Statements included in Item 8 hereof for further discussion of income taxes and an explanation of the factors which impact our effective tax rate.

Financial Condition

At December 31, 2015, total assets of the Company were $2.79 billion, up $752 million or 36.9% from total assets of $2.04 billion at December 31, 2014. The increase in assets since year-end 2014 was primarily related to the increase in loans held for investment of $626 million associated with organic loan growth and the acquisition of Independence Bank, which at closing added $450 million in assets including $333 million in loans, $56 million in investment securities, $28 million in goodwill and $11 million in bank owned life insurance.

Investment Activities

Our investment policy, as established by our board of directors, attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and complement our lending activities.  Specifically, our investment policy generally limits our investments to U.S. government securities, federal agency-backed securities, government-sponsored guaranteed mortgage-backed securities (“MBS”) and collateralized mortgage obligations ("CMO"), municipal bonds, and corporate bonds. The Bank has designated all investment securities as Available-for-sale outside of investments made for Community Development (CRA) purposes.

INDEX

Below is a breakdown of the portfolio for the past three years by investment type and designation.

	At December 31,
	2015			2014			2013
	Amortized Cost	Fair Value	% Portfolio	Amortized Cost	Fair Value	% Portfolio	Amortized Cost	Fair Value	% Portfolio
	(in thousands)
Available-for-sale
U.S. Treasury	$—	$—	—%	$—	$—	—%	$73	$81	—%
Municipal bonds	128,546	130,245	44.9	88,599	89,661	44.5	95,388	94,127	36.8
Collateralized mortgage obligation	24,722	24,543	8.5	6,831	6,862	3.4	16,743	16,573	6.5
Mortgage-backed securities	126,443	125,485	43.3	105,328	105,115	52.1	149,114	145,308	56.7
Total available-for-sale	279,711	280,273	96.7%	200,758	201,638	100%	261,318	256,089	100%
Held-to-maturity
Mortgage-backed securities	$8,400	$8,330	2.9%	$—	$—	—%	$—	$—	—%
Other	1,242	1,242	0.4	—	—	—	—	—	—
Total held-to-maturity	$9,642	$9,572	3.3%	$—	$—	—%	$—	$—	—%
Total securities	$289,353	$289,845	100%	$200,758	$201,638	100%	$261,318	$256,089	100%
Our investment securities portfolio amounted to $290 million at December 31, 2015, as compared to $202 million at December 31, 2014, representing a 43.8% increase.  The increase in securities since year-end 2014 was primarily due to purchases of $100 million and securities acquired through the acquisition of IDPK of $53.8 million, partially offset by sales/calls of $27.6 million and principal pay downs of $33.8 million.  In general, the purchase of investment securities primarily related to investing excess liquidity from our banking operations, while the sales were made to help fund loan production, which improved our interest-earning asset mix by deploying investment securities dollars into loans.

INDEX

The following table sets forth the fair values and weighted average yields on our investment security portfolio by contractual maturity as of the date indicated:

	At December 31, 2015
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value
	(dollars in thousands)
Available-for-sale
Municipal bonds	$1,068	0.99%	$27,134	1.44%	$44,695	1.91%	$57,348	1.94%	$130,245
Collateralized mortgage obligation	—	—	—	—	—	—	24,543	1.98	24,543
Mortgage-backed securities	—	—	—	—	27,612	1.78	97,873	1.75	125,485
Total available-for-sale	$1,068	0.99%	$27,134	1.44%	$72,307	1.86%	$179,764	1.84%	$280,273
Held-to-maturity
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$8,330	3.22%	$8,330
Other	—	—	—	—	—	—	1,242	0.93	$1,242
Total held-to-maturity	$—	—%	$—	—%	$—	—%	$9,572	2.92%	$9,572
Total securities	$1,068	0.99%	$27,134	1.44%	$72,307	1.86%	$189,336	1.89%	$289,845

 As of December 31, 2015, our investment securities portfolio consisted of $134 million in GSE MBS, $25 million in GSE CMO, $130 million in municipal bonds and $1 million in other securities.  At December 31, 2015, we had an estimated par value of $61 million of the GSE securities that were pledged as collateral for the Company’s $28.5 million of reverse repurchase agreements (“Repurchase Agreements”). The total end of period weighted average interest rate on investments at December 31, 2015 was 2.10%, compared to 1.95% at December 31, 2014.

The following table lists the percentage of our portfolio exposure to any one issuer as a percentage of capital. The only issuers with greater than ten percent exposure are GNMA, FNMA, and FHLMC. No single municipal issuer exceeds two percent of capital.

	At December 31,
	2015			2014
	Amortized Cost	Fair Value	% Capital	Amortized Cost	Fair Value	% Capital
	(in thousands)
Issuer
GNMA	$32,160	$31,960	10.7%	$34,537	$34,431	17.3%
FNMA	71,936	71,317	23.9	55,061	54,920	27.5
FHLMC	47,070	46,751	15.6	22,562	22,627	11.3

INDEX

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

The following is a listing of the breakdown by state for our municipal holdings, with all states with greater than ten percent of the portfolio listed. Eighty-four percent of the Texas issues are insured by The Texas Permanent School Fund.

	At December 31, 2015
	Amortized Cost	Fair Value	% Municipal
	(in thousands)
Issuer
Texas	$44,156	$44,905	34.5%
Minnesota	15,149	15,335	11.8
California	13,274	13,500	10.4
Other	55,967	56,505	43.3
Total municipal securities	$128,546	$130,245	100%

Loans

Loans held for investment, net totaled $2.2 billion at December 31, 2015, an increase of $621 million or 38.4% from December 31, 2014.  The increase in loans from December 31, 2014 includes loans acquired from IDPK of $333 million, as well as our organic loan originations. The increase in loans included increases in multi-family of $166 million, franchise loans of $130 million, commercial owner occupied of $84 million, C&I loans of $81 million and construction of $80 million. The total end of period weighted average interest rate on loans as of December 31, 2015 and December 31, 2014 was 4.91%.

Loans held for sale totaled $8.6 million at December 31, 2015. Loans held for sale represent the guaranteed portion of SBA loans, which the Bank originates for sale. As of December 31, 2014 there were no loans held for sale.

INDEX

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	At December 31,
	2015			2014			2013
	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate
	(dollars in thousands)
Business loans:
Commercial and industrial	$309,741	13.7%	5.0%	$228,979	14.1%	4.8%	$187,035	15.0%	5.0%
Franchise	328,925	14.5	5.5	199,228	12.2	5.7
Commercial owner occupied (1)	294,726	13.0	5.0	210,995	13.0	5.1	221,089	17.8	5.3
SBA	62,256	2.8	5.5	28,404	1.7	5.6	10,659	0.9	5.9
Warehouse facilities	143,200	6.3	3.9	113,798	7.0	4.2	87,517	7.0	4.1
Real estate loans:
Commercial non-owner occupied	421,583	18.7	4.9	359,213	22.1	5.0	333,544	26.9	5.3
Multi-family	429,003	19.0	4.6	262,965	16.1	4.6	233,689	18.8	4.8
One-to-four family (2)	80,050	3.5	4.5	122,795	7.5	4.4	145,235	11.7	4.4
Construction	169,748	7.5	5.4	89,682	5.5	5.2	13,040	1.0	5.2
Land	18,340	0.8	5.2	9,088	0.6	4.8	7,605	0.6	4.7
Other loans	5,111	0.2	5.2	3,298	0.2	6.1	3,839	0.3	5.8
Total gross loans	$2,262,683	100.0%	4.9%	$1,628,445	100.0%	4.9%	$1,243,252	100.0%	5.0%
Less loans held for sale	8,565			—			3,147
Total gross loans held for investment	$2,254,118			$1,628,445			$1,240,105
Plus (less):
Deferred loan origination costs and premiums, net	$197			$177			$18
Allowance for loan losses	(17,317)			(12,200)			(8,200)
Loans held for investment, net	$2,236,998			$1,616,422			$1,231,923

INDEX

	2012			2011
	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate
	(dollars in thousands)
Business loans:
Commercial and industrial	$115,354	11.7%	5.3%	$86,684	11.7%	5.8%
Commercial owner occupied (1)	150,934	15.3	6.1	152,299	20.6	6.6
SBA	6,882	0.7	6.0	4,727	0.7	6.0
Warehouse facilities	195,761	19.9	4.8	67,518	9.1	5.4
Real estate loans:
Commercial non-owner occupied	253,409	25.6	5.7	164,341	22.2	6.6
Multi-family	156,424	15.9	5.8	193,830	26.2	6.0
One-to-four family (2)	97,463	9.9	4.7	60,027	8.1	5.1
Land	8,774	0.9	4.9	6,438	0.9	5.8
Other loans	1,193	0.1	6.2	3,390	0.5	7.6
Total gross loans	$986,194	100.0%	5.4%	$739,254	100.0%	6.1%
Less loans held for sale	3,681			—
Total gross loans held for investment	$982,513			$739,254
Plus (less):
Deferred loan origination costs and premiums, net	$(306)			$(665)
Allowance for loan losses	(7,994)			(8,522)
Loans held for investment, net	$974,213			$730,067
(1) Secured by real estate.
(2) Includes second trust deeds.

The following table shows the contractual maturity of the Company's loans without consideration to prepayment assumptions at the date indicated:

	At December 31, 2015
	Commercial and Industrial	Franchise	Commercial Owner Occupied	SBA	Warehouse Facilities	Commercial Non-owner Occupied	Multi- Family	One-to-Four Family	Construction	Land	Other Loans	Total
	(in thousands)
Amounts due
One year or less	$114,115	$6,639	$16,805	$—	$—	$17,848	$11,725	$8,696	$127,466	$8,929	$2,459	$314,682
More than one year to three years	42,593	6,253	15,249	109	—	24,883	7,016	3,313	37,953	3,132	80	140,581
More than three years to five years	28,445	40,196	14,738	126	—	27,746	12,192	1,154	—	836	295	125,728
More than five years to 10 years	76,077	235,222	76,593	6,013	143,200	160,539	26,576	1,537	18	1,652	217	727,644
More than 10 years to 20 years	37,864	32,365	25,570	912	—	36,849	27,684	15,565	4,311	3,135	979	185,234
More than 20 years	10,647	8,250	145,771	55,096	—	153,718	343,810	49,785	—	656	1,081	768,814
Total gross loans	$309,741	$328,925	$294,726	$62,256	$143,200	$421,583	$429,003	$80,050	$169,748	$18,340	$5,111	$2,262,683

INDEX

The following table sets forth at December 31, 2015 the dollar amount of gross loans receivable contractually due after December 31, 2016 and whether such loans have fixed interest rates or adjustable interest rates.

	At December 31, 2015 Loans Due After December 31, 2016
	Fixed	Adjustable	Total
	(in thousands)
Business loans:
Commercial and industrial	$82,440	$113,186	$195,626
Franchise	77,557	244,729	322,286
Commercial owner occupied	59,437	218,484	277,921
SBA	—	62,256	62,256
Warehouse facilities	—	143,200	143,200
Real estate loans:
Commercial non-owner occupied	31,763	371,972	403,735
Multi-family	3,281	413,997	417,278
One-to-four family	34,607	36,747	71,354
Construction	—	42,282	42,282
Land	1,079	8,332	9,411
Other loans	2,271	381	2,652
Total gross loans	$292,435	$1,655,566	$1,948,001

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally initiate formal collection activities including, for loans secured by real estate, recording a notice of default and, after providing the required notices to the borrower, commencing foreclosure proceedings.  If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale.  At these foreclosure sales, we generally acquire title to the property.  At December 31, 2015, loans delinquent 60 or more days as a percentage of total gross loans was 11 basis point, up from less than 1 basis point at year-end 2014.

The following table sets forth delinquencies in the Company's loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At December 31, 2015
Business loans:
Commercial and industrial	2	$20	—	$—	1	$257	3	$277
Franchise	—	—	—	—	3	1,630	3	1,630
Commercial owner occupied	—	—	1	355	—	—	1	355
Real estate loans:
Commercial non-owner occupied	1	214	—	—	—	—	1	214
One-to-four family	1	89	—	—	2	46	3	135

INDEX

Land	—	—	—	—	1	21	1	21
Total	4	$323	1	$355	7	$1,954	12	$2,632
Delinquent loans to total gross loans		0.01%		0.02%		0.09%		0.12%

At December 31, 2014
Business loans:
Commercial and industrial	—	$—	1	$24	—	$—	1	24
Real estate loans:
One-to-four family	1	19	—	—	3	54	4	73
Other loans	1	1	—	—	—	—	1	1
Total	2	$20	1	$24	3	$54	6	$98
Delinquent loans to total gross loans		—%		—%		—%		0.01%

At December 31, 2013
Business loans:
Commercial owner occupied	2	$768	—	$—	1	$446	3	1,214
SBA	—	—	—	—	1	14	1	14
Real estate loans:
Commercial non-owner occupied	—	—	—	—	2	560	2	560
One-to-four family	3	71	—	—	4	123	7	194
Other loans	3	130	—	—	—	—	3	130
Total	8	$969	—	$—	8	$1,143	16	$2,112
Delinquent loans to total gross loans		0.08%		—%		0.09%		0.17%

At December 31, 2012
Business loans:
Commercial and industrial	—	$—	1	$58	1	$218	2	276
Commercial owner occupied	—	—	1	245	—	—	1	245
SBA	—	—	—	—	4	185	4	185
Real estate loans:
One-to-four family	2	101	—	—	2	79	4	180
Other loans	1	5	—	—	—	—	1	5
Total	3	$106	2	$303	7	$482	12	$891
Delinquent loans to total gross loans		0.01%		0.03%		0.05%		0.09%

At December 31, 2011
Business loans:
Commercial and industrial	1	$12	—	$—	4	$1,057	5	1,069
Commercial owner occupied	—	—	—	—	3	919	3	919

INDEX

SBA	1	49	1	113	8	665	10	827
Real estate loans:
Commercial non-owner occupied	1	434	—	—	3	1,244	4	1,678
One-to-four family	4	201	—	—	2	323	6	524
Land	—	—	1	617	1	52	2	669
Other loans	2	3	1	1	—	—	3	4
Total	9	$699	3	$731	21	$4,260	33	$5,690
Delinquent loans to total gross loans		0.09%		0.10%		0.58%		0.77%

(1) All 90 day or greater delinquencies are on nonaccrual status and are reported as part of nonperforming loans.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), troubled debt restructured loans and OREO.  Nonaccrual loans consisted of all loans 90 days or more past due and on loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest.  A “restructured loan” is one where the terms of the loan were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.  We did not have any troubled debt restructured loans during the periods presented.  At December 31, 2015, we had $5.13 million of nonperforming assets, which consisted of $3.97 million of net nonperforming loans and $1.16 million of OREO.  At December 31, 2014, we had $2.48 million of nonperforming assets, which consisted of $1.44 million of nonperforming loans and $1.0 million of OREO. It is our policy to take appropriate, timely and aggressive action when necessary to resolve nonperforming assets.  When resolving problem loans, it is our policy to determine collectability under various circumstances which are intended to result in our maximum financial benefit.  We accomplish this by working with the borrower to bring the loan current, selling the loan to a third party or by foreclosing and selling the asset.

At December 31, 2015, OREO consisted of one commercial non-owner occupied property and one land property, compared to one land property and three single family properties at December 31, 2014.  Properties acquired through or in lieu of foreclosure are recorded at fair value less cost to sell.  The Company generally obtains an appraisal and/or a market evaluation on all OREO prior to obtaining possession.  After foreclosure, valuations are periodically performed by management as needed due to changing market conditions or factors specifically attributable to the property’s condition.  If the carrying value of the property exceeds its fair value less estimated cost to sell, the asset is written down and a charge to operations is recorded.

We recognized loan interest income on nonperforming loans of $467,000 in 2015, $192,000 in 2014 and $225,000 in 2013.  If these loans had paid in accordance with their original loan terms, we would have recorded additional loan interest income of $279,000 in 2015, $151,000 in 2014 and $311,000 in 2013.

INDEX

The following table sets forth composition of nonperforming assets at the date indicated:

	At December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Nonperforming assets
Business loans:
Commercial and industrial	$463	$—	$—	$347	$1,177
Franchise	1,630	—	—	—	—
Commercial owner occupied	536	514	747	14	2,053
SBA	—	—	14	260	700
Real estate loans:
Commercial non-owner occupied	1,164	848	983	670	1,495
Multi-family	—	—	—	266	293
One-to-four family	155	82	507	522	323
Land	21	—	—	127	52
Other loans	1	—	—	—	—
Total nonperforming loans, net	$3,970	$1,444	$2,251	$2,206	$6,093
Other real estate owned	1,161	1,037	1,186	2,258	1,231
Total nonperforming assets, net	$5,131	$2,481	$3,437	$4,464	$7,324
Allowance for loan losses	$17,317	$12,200	$8,200	$7,994	$8,522
Allowance for loan losses as a percent of total nonperforming loans, gross	436.20%	844.88%	364.28%	362.38%	139.87%
Nonperforming loans, net of specific allowances, as a percent of gross loans receivable (1)	0.18	0.09	0.18	0.22	0.82
Nonperforming assets, net of specific allowances, as a percent of total assets	0.18	0.12	0.20	0.38	0.76

(1) Gross loans include loans receivable held for investment and held for sale.

Allowance for Loan Losses.  The allowance for loan loss is established as management's estimate of probable losses inherent in the loan receivable portfolio. Management evaluates the adequacy of the allowance quarterly to maintain the allowance at levels sufficient to provide for these inherent losses.  The ALLL is reported as a reduction of loans held for investment.  The allowance is increased by a provision for loan losses which is charged to expense and reduced by charge-offs, net of recoveries.  Loans held for sale are carried at the lower of amortized cost or fair value.  Net unrealized losses, if any, are recorded in current earnings.

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

INDEX

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

At December 31, 2015, we had $19.4 million of assets classified as substandard, compared to $16.6 million at December 31, 2014.  During 2015, one loan amounting to $1.5 million was classified as Doubtful. In 2014, there were no loans classified as Doubtful.

INDEX

The following tables set forth information concerning substandard and doubtful assets at the dates indicated:

	At December 31, 2015
	Loans		OREO		Total Substandard Assets		Doubtful
	Gross Balance	# of Loans	Balance	# of Properties	Balance	# of Assets	Balance	# of Loans
	(dollars in thousands)
Business loans:
Commercial and industrial	$3,155	17	$—	—	$3,155	17	$—	—
Franchise	169	2	—	—	169	2	1,461	1
Commercial owner occupied	7,829	16	—	—	7,829	16	—	—
Real estate loans:
Commercial non-owner occupied	2,666	9	450	1	3,116	10	—	—
Multi-family	3,387	8	—	—	3,387	8	—	—
One-to-four family	1,053	14	—	—	1,053	14	—	—
Land	21	1	711	1	732	2	—	—
Total substandard assets	$18,280	67	$1,161	2	$19,441	69	$1,461	1

	At December 31, 2014
	Loans		OREO		Total Substandard Assets		Doubtful
	Gross Balance	# of Loans	Balance	# of Properties	Balance	# of Assets	Balance	# of Loans
	(dollars in thousands)
Business loans:
Commercial and industrial	$1,828	9	$—	—	$1,828	9	$—	—
Commercial owner occupied	8,605	19	—	—	8,605	19	—	—
Real estate loans:
Commercial non-owner occupied	3,939	6	—	—	3,939	6	—	—
Multi-family	508	1	—	—	508	1	—	—
One-to-four family	649	11	285	3	934	14	—	—
Land	—	—	752	1	752	1	—	—
Total substandard assets	$15,529	46	$1,037	4	$16,566	50	$—	—

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

INDEX

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

The factor adjustments for each of the nine above-described risk factors are determined by the Chief Credit Officer and approved by the Credit and Portfolio Review Committee ("CPR") on a quarterly basis.

The ALLL factors are reviewed for reasonableness against the 10-year average, 15-year average, and trailing twelve month total charge-off data for all FDIC insured commercial banks and savings institutions based in California.  Given the above evaluations, the amount of the ALLL is based upon the total loans evaluated individually and collectively.

Loans acquired through acquisition are recorded at fair value at acquisition date without a carryover of the related ALLL. Loans acquired with deteriorated credit quality are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect principal and interest payments according to contractual terms. These loans are accounted for under ASC Subtopic 310-30 Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.

As of December 31, 2015, the ALLL totaled $17.3 million, an increase of $5.1 million from December 31, 2014 and $9.1 million from December 31, 2013.  At December 31, 2015, the ALLL as a percent of nonperforming loans was 436.20%, compared with 844.88% at December 31, 2014 and 364.3% at December 31, 2013.  At December 31, 2015, the ALLL as a percent of gross loans was 0.77%, an increase from 0.75% at December 31, 2014, and an increase from 0.66% at December 31, 2013.  The increase in the 2015 ratio was

INDEX

primarily related to growth in our loan portfolio, as well as changes in the composition of the portfolio, including the growth in construction loans.   At December 31, 2015, management deems the ALLL to be sufficient to provide for inherent losses within the loan portfolio.

The following table sets forth the activity in the Company’s ALLL for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$12,200	$8,200	$7,994	$8,522	$8,879
Provision for loan losses	6,425	4,684	1,860	751	3,255
Charge-offs:
Business loans:
Commercial and industrial	484	223	509	512	1,285
Franchise	764	—	—	—	—
Commercial owner occupied	—	—	232	265	307
SBA	—	—	143	132	90
Real estate:
Commercial non-owner occupied	116	365	756	88	43
Multi-family	—	—	101	—	489
One-to-four family	16	195	272	371	1,408
Land	—	—	—	145	164
Other loans	—	—	18	2	228
Total charge-offs	$1,380	$783	$2,031	$1,515	$4,014
Recoveries:
Business loans:
Commercial and industrial	$47	$42	$138	$2	$9
SBA	8	4	50	163	211
Real estate:
Commercial non-owner occupied	3	—	—	21	—
One-to-four family	13	34	47	8	142
Land	—	—	—	—	23
Other loans	1	19	142	42	17
Total recoveries	$72	$99	$377	$236	$402
Net loan charge-offs	$1,308	$684	$1,654	$1,279	$3,612
Balance at end of period	$17,317	$12,200	$8,200	$7,994	$8,522
Ratios
Net charge-offs to average net loans	0.06%	0.05%	0.16%	0.16%	0.53%
Allowance for loan losses to gross loans at end of period	0.77	0.75	0.66	0.81	1.15

INDEX

The following table sets forth the Company’s ALLL and the percent of gross loans to total gross loans in each of the categories listed and the allowance as a percentage of the loan category balance at the dates indicated:

	At December 31,
	2015			2014			2013
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance
	(dollars in thousands)
Business loans:
Commercial and industrial	$3,449	13.7%	1.11%	$2,646	14.1%	1.16%	$1,968	15.0%	1.05%
Franchise	3,124	14.5	0.95	1,554	12.2	0.78	—	—	—
Commercial owner occupied	1,870	13.0	0.63	1,757	13.0	0.83	1,818	17.8	0.82
SBA	1,500	2.8	2.41	568	1.7	2.00	151	0.9	1.42
Warehouse facilities	759	6.3	0.53	546	7.0	0.48	392	7.0	0.45
Real estate loans:
Commercial non-owner occupied	2,048	18.7	0.49	2,007	22.1	0.56	1,658	26.9	0.50
Multi-family	1,583	19.0	0.37	1,060	16.1	0.40	817	18.8	0.35
One-to-four family	698	3.5	0.87	842	7.5	0.69	1,099	11.7	0.76
Construction	2,030	7.5	1.20	1,088	5.5	1.21	136	1.0	1.04
Land	233	0.8	1.27	108	0.6	1.19	127	0.6	1.67
Other loans	23	0.2	0.45	24	0.2	0.73	34	0.3	0.89
Total	$17,317	100.0%	0.77%	$12,200	100.0%	0.75%	$8,200	100.0%	0.66%

INDEX

	2012			2011
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance
	(dollars in thousands)
Business loans:
Commercial and industrial	$1,310	11.7%	1.14%	$1,361	11.7%	1.57%
Commercial owner occupied	1,512	15.3	1.00	1,119	20.6	0.73
SBA	79	0.7	1.15	80	0.7	1.69
Warehouse facilities	1,544	19.9	0.79	1,347	9.1	2.00
Real estate loans:
Commercial non-owner occupied	1,459	25.6	0.58	1,287	22.2	0.78
Multi-family	1,145	15.9	0.73	2,281	26.2	1.18
One-to-four family	862	9.9	0.88	931	8.1	1.55
Land	31	0.9	0.35	39	0.9	0.61
Other loans	52	0.1	4.36	77	0.5	2.27
Total	$7,994	100.0%	0.81%	$8,522	100.0%	1.15%

The following table sets forth the ALLL amounts calculated by the categories listed at the dates indicated:

	At December 31,
	2015		2014		2013		2012		2011
Balance at End of Period Applicable to	Amount	% of Allowance to Total	Amount	% of Allowance to Total	Amount	% of Allowance to Total	Amount	% of Allowance to Total	Amount	% of Allowance to Total
	(dollars in thousands)
Allocated allowance	$16,586	95.9%	$12,200	100.0%	$8,095	98.7%	$7,994	100.0%	$8,522	100.0%
Specific allowance	731	4.1	—	—	105	1.3	—	—	—	—
Total	$17,317	100.0%	$12,200	100.0%	$8,200	100.0%	$7,994	100.0%	$8,522	100.0%

Deposits

At December 31, 2015, total deposits were $2.20 billion, an increase of $564 million or 34.6% from December 31, 2014.  The increase in deposits since year-end 2014 included increases in noninterest bearing checking of $255 million, money market of $227 million and brokered certificates of deposit of $78.6 million. The increase in deposits during the 2015 was due to organic growth and the acquisition of IDPK, which added $336 million in deposits at acquisition. The total end of period weighted average interest rate on deposits was 0.32% at December 31, 2015 and 0.36% at December 31, 2014.

INDEX

The following table sets forth the distribution of the Company’s deposit accounts on average for the periods indicated and the weighted average interest rates on each category of deposits presented:

	For the years ended December 31,
	2015		2014		2013
	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost
	(dollars in thousands)
Deposits
Noninterest bearing checking	$646,931	—%	$415,983	—%	$318,985	—%
Interest bearing checking	141,962	0.12	134,056	0.12	94,718	0.12
Money market	696,747	0.35	469,123	0.31	367,769	0.28
Savings	88,247	0.16	75,068	0.15	78,815	0.13
Time	493,747	0.79	377,333	0.88	325,439	0.86
Total deposits	$2,067,634	0.32%	$1,471,563	0.34%	$1,185,726	0.34%

The following table presents, by various rate categories, the amount of certificates of deposit accounts outstanding and the periods to maturity of the certificate of deposit accounts outstanding at the period indicated:

	December 31, 2015
	Less than 1.00%	1.00% - 1.99%	2.00 - 2.99%	3.00 and greater	Total	% of Total	Weighted Average Rate
	(dollars in thousands)
Certificates of deposit accounts
Within 3 months	$67,803	$11,878	$32	$85	$79,798	15.3%	0.55%
4 to 6 months	73,449	57,784	290	176	131,699	25.3	0.81
7 to 12 months	142,169	45,554	313	10	188,046	36.1	0.78
13 to 24 months	55,668	52,259	44	223	108,194	20.8	0.98
25 to 36 months	4,824	3,391	2	148	8,365	1.6	1.09
37 to 60 months	2,344	1,241	639	13	4,237	0.8	1.10
Over 60 months	436	111	81	8	636	0.1	0.97
Total	$346,693	$172,218	$1,401	$663	$520,975	100.0%	0.80%

At December 31, 2015, we had $394 million in certificate accounts with balances of greater than $100,000, and of that amount, we had $228 million in certificate of deposit accounts with balances of greater than $250,000 maturing as follows:

INDEX

	December 31, 2015
	$100,000 through $250,000			Greater than $250,000			Total
Maturity Period	Amount	Weighted Average Rate	% of Total Deposits	Amount	Weighted Average Rate	% of Total Deposits	Amount	Weighted Average Rate	% of Total Deposits
	(dollars in thousands)
Three months or less	$22,832	0.63%	1.04%	$37,373	0.51%	1.70%	$60,205	0.56%	2.74%
Over three months through 6 months	41,571	0.93	1.89	60,549	0.74	2.76	102,120	0.82	4.65
Over 6 months through 12 months	54,785	0.88	2.50	90,167	0.74	4.11	144,952	0.79	6.60
Over 12 months	47,209	1.07	2.15	39,785	0.86	1.81	86,994	0.97	3.96
Total	$166,397	0.91%	7.58%	$227,874	0.72%	10.38%	$394,271	0.80%	17.96%

Borrowings.  Borrowings represent a secondary source of funds for our lending and investing activities.  The Company has a variety of borrowing relationships that it can draw upon to fund its activities. At December 31, 2015, total borrowings amounted to $266 million, an increase of $79.5 million or 42.5% from December 31, 2014.  The increase in borrowings at December 31, 2015 from December 31, 2014 was primarily related to an increase in FHLB overnight advances.  On August 29, 2014, the Company completed the issuance of $60 million in aggregate principal amount of 5.75% subordinated notes due September 3, 2024 in a private placement transaction.  The net proceeds of the offering were approximately $59 million and are being used for general corporate purposes, including, but not limited to, contribution of capital to the Bank of $40 million in 2014 to support both organic growth as well as acquisition activities.  Additionally, toward the end of the third quarter of 2014, we locked in borrowings from the FHLB of $25.0 million at 60 basis points for 18 months and $25.0 million at 84 basis points for 2 years.  These borrowings lengthen the overall maturity of our liabilities and support our interest rate risk management strategies as well as leverage our balance sheet for future growth.  At December 31, 2015, total borrowings represented 9.5% of total assets and had an end of period weighted average rate of 1.99%, compared with 9.2% of total assets at a weighted average rate of 2.74% at December 31, 2014.

FHLB Advances.  The FHLB system functions as a source of credit to financial institutions that are members.  Advances are secured by certain real estate loans, investment securities, and the capital stock of the FHLB owned by the Company.  Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage.  In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors.  The Company has a line of credit with the FHLB which provides for advances totaling up to 45% of its assets, equating to a credit line of $1.2 billion as of December 31, 2015.  At December 31, 2015, we had borrowing capacity of $533 million with the FHLB. At December 31, 2015, the Company had $50 million in term FHLB advances, which mature within one year, and $98 million in overnight FHLB advances, compared to $20 million in overnight FHLB advances at December 31, 2014.  The FHLB advances at December 31, 2015 were collateralized by real estate loans and securities with an aggregate balance of $620 million and FHLB stock of $11.4 million.  With this pledged collateral, the Company has additional available advances of $385 million as of December 31, 2015.

Other Borrowings. The Company maintains lines of credit to purchase federal funds and a reverse repurchase facility together totaling $170 million with seven correspondent banks and has access through the Federal Reserve Bank discount window to borrow $3.3 million to be utilized as business needs dictate.  Federal funds purchased and reverse repurchase facilities are short-term in nature and utilized to meet short-term funding needs.

As of December 31, 2015, the Company has three Repurchase Agreements totaling $28.5 million with a weighted average interest rate of 3.26% as of December 31, 2015 secured by GSE MBS totaling an estimated par value of $33.2 million.  The Repurchase Agreements were entered into in 2008 at a term of 10 years each with the buyers of the Repurchase Agreements having the option to terminate the Repurchase Agreements after the fixed interest rate period has expired.  The interest rates reset quarterly with the maximum reset rate being 2.89% on one

INDEX

$10.0 million Repurchase Agreement, 3.47% on the other $10.0 million Repurchase Agreement, and 3.45% on the $8.5 million Repurchase Agreement.

The Company sells certain securities under agreements to repurchase.  The agreements are treated as overnight borrowings with the obligations to repurchase securities sold reflected as a liability.  The dollar amount of investment securities underlying the agreements remain in the asset accounts.  The Company enters into these debt agreements as a service to certain HOA depositors to add protection for deposit amounts above FDIC insurance levels.  At December 31, 2015, the Company sold securities under agreement to repurchase of $19.6 million with weighted average rate of 0.03% and collateralized by investment securities with fair value of approximately $28.5 million.

Debentures.  On March 25, 2004, the Corporation issued $10,310,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware.  The Debt Securities are subordinated to effectively all borrowings of the Corporation and are due and payable on April 7, 2034.  Interest is payable quarterly on the Debt Securities at three-month LIBOR plus 2.75% for an effective rate of 3.07% as of December 31, 2015.

In the third quarter of 2014, the Company completed a private placement of $60 million in aggregate principal amount of subordinated notes to certain accredited investors.  The subordinated notes bear a fixed interest rate of 5.75% per annum, payable semi-annually, and mature on September 3, 2024.  The net proceeds from the sale of the notes were $59 million, and the notes qualify as Tier 2 capital for regulatory purposes.  The net proceeds from this offering are intended for general corporate purposes, including but not limited to, contribution of capital to the Bank to support both organic growth as well as opportunistic acquisitions.  The Bank received $50.0 million of contributed capital in 2014.

INDEX

The following table sets forth certain information regarding the Company's borrowed funds at or for the years ended on the dates indicated:

	At or For Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
FHLB advances
Balance outstanding at end of year	$148,000	$70,000	$156,000
Weighted average interest rate at end of year	0.42%	0.59%	0.06%
Average balance outstanding	$139,542	$70,296	$26,137
Weighted average interest rate during the year	0.39%	0.26%	0.15%
Maximum amount outstanding at any month-end during the year	$340,000	$210,000	$156,000
Other borrowings
Balance outstanding at end of year	$48,125	$46,643	$48,091
Weighted average interest rate at end of year	1.94%	2.03%	1.98%
Average balance outstanding	$48,490	$47,398	$45,310
Weighted average interest rate during the year	1.95%	2.00%	2.09%
Maximum amount outstanding at any month-end during the year	$49,925	$49,712	$52,077
Debentures
Balance outstanding at end of year	$70,310	$70,310	$10,310
Weighted average interest rate at end of year	5.34%	5.34%	2.99%
Average balance outstanding	$70,310	$30,858	$10,310
Weighted average interest rate during the year	5.60%	5.00%	2.98%
Maximum amount outstanding at any month-end during the year	$70,310	$70,310	$10,310
Total borrowings
Balance outstanding at end of year	$266,435	$186,953	$214,401
Weighted average interest rate at end of year	1.99%	2.74%	0.63%
Average balance outstanding	$258,342	$148,552	$81,757
Weighted average interest rate during the year	2.10%	1.80%	1.58%
Maximum amount outstanding at any month-end during the year	$455,154	$255,297	$218,387

Stockholders' Equity

At December 31, 2015, our stockholders’ equity amounted to $299 million, compared with $200 million at December 31, 2014.  The increase of $99.4 million or 49.8% is primarily due to net income in 2015 of $25.5 million and an increase of $74.0 million, primarily as a result of the issuance of common stock in the IDPK acquisition.

Liquidity

Our primary sources of funds are principal and interest payments on loans, deposits, FHLB advances and other borrowings.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  We seek to maintain a level of liquid assets to ensure a safe and sound operation.  Our liquid assets are comprised of cash and unpledged investments.  As part of our daily monitoring, we calculate a liquidity ratio by dividing the sum of cash balances plus unpledged securities by the sum of deposits that mature in one year or less plus transaction accounts and FHLB advances.  At December 31, 2015, our liquidity ratio was 13.36%, compared with 14.93% at December 31, 2014.

INDEX

We believe our level of liquid assets is sufficient to meet current anticipated funding needs.  At December 31, 2015, liquid assets of the Company represented approximately 11.8% of total assets, compared to 10.9% at December 31, 2014.  At December 31, 2015, the Company had seven unsecured lines of credit with other correspondent banks to purchase federal funds totaling $120 million, one reverse repo line with a correspondent bank of $50.0 million and access through the Federal Reserve Bank discount window to borrow $3.3 million, as business needs dictate.  We also have a line of credit with the FHLB allowing us to borrow up to 45% of the Bank’s total assets.  At December 31, 2015, we had a borrowing capacity of $533 million, based on collateral pledged at the FHLB, with $148 million outstanding in FHLB borrowing.  The FHLB advance line is collateralized by eligible loans and FHLB stock.  At December 31, 2015, we had approximately $620 million of collateral pledged to secure FHLB borrowings.

At December 31, 2015, the Company’s loan to deposit and borrowing ratio was 91.9%, compared with 89.6% at December 31, 2014.  The increase in the ratio from year-end 2014 to 2015 was primarily associated with our loans increasing at a faster rate relative to our deposits and borrowings during the period.  Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2015, totaled $400 million.  We expect to retain a substantial portion of the maturing certificates of deposit at maturity.

The Company has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 20% of total assets, as a secondary source for funding.  At December 31, 2015, the Company had $155 million, or 5.6% of total assets, in brokered time deposits.  At December 31, 2014, the Company had $77 million, or 3.8% of total assets, in brokered time deposits.

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

The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of a (i) bank’s retained earnings; or (ii) bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period.  However, a bank may, with the approval of the DBO, make a distribution to its stockholders in an amount not exceeding the greatest of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year.  In the event that the DBO determines that the stockholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DBO may order the bank to refrain from making a proposed distribution.  Under these provisions, the amount available for distribution from the Bank to the Corporation was approximately $58.8 million at December 31, 2015.

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

At December 31, 2015, the Bank’s leverage capital amounted to $304 million and risk-based capital amounted to $322 million.  At December 31, 2014, the Bank’s leverage capital was $222 million and risk-based capital was $234 million.  Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10.00% or greater, Tier 1 risk-based capital of 8.00% or greater, common equity tier 1

INDEX

capital ratio of 6.5% and Tier I capital to adjusted tangible assets of 5.00% or greater to be considered ‘‘well capitalized.’’  At December 31, 2015, the Bank’s total risk-based capital ratio was 13.07%, Tier 1 risk-based capital ratio was 12.35%, common equity Tier 1 risk-based capital ratio was 12.35%, and Tier I capital to adjusted tangible assets capital ratio was 11.41%.  See Note 2 to the Consolidated Financial Statements included in Item 8 hereof for a discussion of the Bank’s and Company’s capital ratios.

Contractual Obligations and Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs.  The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, at the date indicated:

	At December 31, 2015
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Contractual Obligations
FHLB advances	$148,000	$—	$—	$—	$148,000
Other borrowings	19,625	28,500	—	—	48,125
Subordinated debentures	—	—	—	70,310	70,310
Certificates of deposit	399,543	116,559	4,237	636	520,975
Operating leases	3,658	5,652	3,062	400	12,772
Total contractual cash obligations	$570,826	$150,711	$7,299	$71,346	$800,182

Off-Balance Sheet Arrangements

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	At December 31, 2015
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Other unused commitments
Commercial and industrial	$144,865	$33,643	$8,282	$12,863	$199,653
Construction	62,633	88,291	—	4,513	155,437
Home equity lines of credit	921	127	10	8,652	9,710
Standby letters of credit	15,079	—	—	—	15,079
All other	32,201	1,949	70	723	34,943
Total commitments	$255,699	$124,010	$8,362	$26,751	$414,822

See Note 17 to the Consolidated Financial Statements in Item 8 hereof for narrative disclosure regarding off-balance sheet arrangements.

INDEX

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

Interest Rate Risk Management.  The principal objective of the Company’s interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of appropriate risk and manage the risk consistent with prudent asset and liability concentration guidelines approved by our board of directors.  We monitor asset and liability maturities and repricing characteristics on a regular basis and review various simulations and analysis to determine the potential impact of various business strategies in controlling the Company’s interest rate risk and the potential impact of those strategies upon future earnings under various interest rate scenarios.  Our primary strategy in managing interest rate risk is to emphasize the origination for investment of adjustable rate loans or loans with relatively short maturities.  Interest rates on adjustable rate loans are primarily tied to 3-month or 6-month LIBOR index, 12-month moving average of yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year ("MTA") index and the Wall Street Journal Prime Rate (“Prime”) index.  Also as part of this strategy, we seek to lengthen our deposit maturities when deposit rates are considered in the lower end of the interest rate cycle and shorten our deposit maturities when deposit rates are considered in the higher end of the interest rate cycle. Finally, we structure our security portfolio and borrowings to mitigate interest rate sensitivity created by the re-pricing characteristics of loans and deposits.

INDEX

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

The Company’s interest rate sensitivity is monitored by management through the use of both a simulation model that quantifies the estimated impact to earnings (Earnings at Risk) and a model that estimates the change in the Company’s EVE under alternative interest rate scenarios, primarily non-parallel interest rate shifts over a twelve month period in 100 basis point increments.  The simulation model estimates the impact on earnings from changing interest rates on interest earnings assets and interest expense paid on interest bearing liabilities. The EVE model computes the net present value of capital by discounting all expected cash flows from assets, liabilities under each rate scenario.   An EVE ratio is defined as the EVE divided by the market value of assets within the same scenario.  The sensitivity measure is the largest decline in the EVE ratio, measured in basis points, caused by an increase or decrease in rates, and the higher an institution’s sensitivity measure, the greater exposure it has to interest rate risk.

The following table shows the projected net interest income and net interest margin of the Company at December 31, 2015, assuming non-parallel interest rate shifts over a twelve month period of 100, 200, and 300 basis points:

As of December 31, 2015
(dollars in thousands)
Earnings at Risk				Projected Net Interest Margin
Change in Rates	$ Amount	$ Change	% Change	$ Amount	% Change
+300 BP	$120,041	$6,699	5.9%	4.54%	5.8%
+200 BP	117,621	4,279	3.8	4.45	3.7
+100 BP	115,302	1,960	1.7	4.37	1.9
Static	113,342	—	—	4.29	—
-100 BP	111,927	(1,415)	(1.2)	4.24	(1.2)
-200 BP	109,629	(3,713)	(3.3)	4.15	(3.3)
-300 BP	108,525	(4,817)	(4.2)	4.11	(4.2)

INDEX

The following table shows the EVE and projected change in the EVE of the Company at December 31, 2015, assuming non-parallel interest rate shifts over a twelve month period of 100, 200, and 300 basis points ("BP"):

As of December 31, 2015
(dollars in thousands)
					EVE as % of Portfolio
Economic Value of Equity					Value of Assets
Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	% Change (BP)
+300 BP	$394,170	$5,946	1.5%	14.94%	104 BP
+200 BP	391,690	3,466	0.9%	14.58%	68 BP
+100 BP	388,943	719	0.2%	14.21%	31 BP
Static	388,224	—	—	13.90%	0
-100 BP	382,226	(5,998)	(1.5)%	13.40%	-50 BP
-200 BP	347,736	(40,488)	(10.4)%	12.12%	-178 BP
-300 BP	348,359	(39,865)	(10.3)%	12.10%	-180 BP

Based on the modeling of the impact on earnings and EVE from changes in interest rates, the Company's sensitivity to changes in interest rates is moderate. It is important to note that the above tables are a summary of several forecasts and actual results may vary.  The forecasts are based on estimates and assumptions of Management that may turn out to be different and may change over time.  Factors affecting these estimates and assumptions include, but are not limited to (1) competitor behavior, (2) economic conditions both locally and nationally, (3) actions taken by the Federal Reserve, (4) customer behavior and (5) Management’s responses.  Changes that vary significantly from the assumptions and estimates may have significant effects on the Company’s earnings and EVE.

Selected Assets and Liabilities which are Interest Rate Sensitive. The following table provides information regarding the Company’s primary categories of assets and liabilities that are sensitive to changes in interest rates for the year ended December 31, 2015.  The information presented reflects the expected cash flows of the primary categories by year, including the related weighted average interest rate.  The cash flows for loans are based on maturity and re-pricing date.  The loans and MBSs that have adjustable rate features are presented in accordance with their next interest-repricing date.  Cash flow information on interest-bearing liabilities, such as NOW accounts and money market accounts is also adjusted for expected decay rates, which are based on historical information.  All certificates of deposit and borrowings are presented by maturity date.  The weighted average interest rates for the various assets and liabilities presented are based on the actual rates that existed at December 31, 2015.  The degree of market risk inherent in loans with prepayment features may not be completely reflected in the disclosures.  Although we have taken into consideration historical prepayment trends adjusted for current market conditions to determine expected maturity categories, changes in prepayment behavior can be triggered by changes in many variables, including market rates of interest.  Unexpected changes in these variables may increase or decrease the rate of prepayments from those anticipated.  As such, the potential loss from such market rate changes may be significantly larger.

INDEX

	At December 31, 2015
	Maturities and Repricing
	2016	2016	2016	2017	2018	2019 - 20		Total
	3M or Less	4-6M	7-12M	Year 2	Year3	Year 4 & 5	Thereafter	Balance
	(dollars in thousands)
Selected Assets
Int Bearing cash with financial institutions	$63,482	$—	$—	$—	$—	$—	$—	$63,482
Weighted average interest rate	0.4%	—%	—%	—%	—%	—%	—%	0.4%

Investments	$14,631	$8,799	$22,926	$32,909	$35,687	$106,866	$92,361	$314,179
Weighted average interest rate	1.73%	1.76%	1.62%	1.75%	1.83%	1.82%	2.09%	1.87%

Gross Loans	$852,403	$142,899	$181,475	$354,941	$319,274	$358,139	$53,749	$2,262,880
Weighted average interest rate	4.99%	5.11%	4.93%	4.83%	4.77%	4.81%	7.72%	4.97%

Total interest-sensitive assets	$930,516	$151,698	$204,401	$387,850	$354,961	$465,005	$146,110	$2,640,541
Weighted average interest rate	4.63%	4.92%	4.56%	4.57%	4.47%	4.12%	4.16%	4.49%

Selected Liabilities
Non-Interest Bearing Deposits	$32,710	$32,710	$65,420	$130,840	$130,840	$261,681	$57,570	$711,771
Weighted average interest rate	—%	—%	—%	—%	—%	—%	—%	—%

Interest-bearing Transaction and Savings	$14,007	$14,007	$28,013	$56,027	$56,027	$50,424	$—	$218,505
Weighted average interest rate	0.14%	0.14%	0.14%	0.14%	0.14%	0.14%	—%	0.14%

Money market Deposits	$86,497	$86,497	$172,993	$345,987	$51,898	$—	$—	$743,872
Weighted average interest rate	0.24%	0.24%	0.24%	0.24%	0.24%	—%	—%	0.24%

Certificates of deposit	$82,938	$132,864	$187,850	$105,288	$7,783	$3,716	$536	$520,975
Weighted average interest rate	0.57%	0.81%	0.78%	0.98%	1.10%	0.96%	0.78%	0.80%

FHLB advances	$123,000	$—	$25,000	$—	$—	$—	$—	$148,000
Weighted average interest rate	0.34%	—%	0.84%	—%	—%	—%	—%	0.42%

Other borrowings and FFP	$19,625	$—	$—	$28,500	$—	$—	$—	$48,125
Weighted average interest rate	0.01%	—%	—%	3.26%	—%	—%	—%	1.93%

Subordinated Debentures	—%	—%	—%	—%	—%	—%	$70,300	$70,300
Weighted average interest rate	—%	—%	—%	—%	—%	—%	5.36%	5.36%
Total interest-sensitive liabilities	$358,777	$266,078	$479,276	$666,642	$246,548	$315,821	$128,406	$2,461,548
Weighted average interest rate	0.31%	0.49%	0.44%	0.43%	0.12%	0.03%	2.94%	0.47%

GAP	$571,739	$(114,380)	$(274,875)	$(278,792)	$108,413	$149,184	$17,704	$178,993
Cumulative GAP	$571,739	$457,359	$182,484	$(96,308)	$12,105	$161,289	$178,993

The Company does not have any direct market risk from foreign exchange or commodity exposures.

INDEX

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Pacific Premier Bancorp, Inc. and Subsidiaries
Irvine, California

We have audited the accompanying consolidated statements of financial condition of Pacific Premier Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2015.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations, changes in its stockholders' equity, and its cash flows for each of the years in the three year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pacific Premier Bancorp, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2016, expressed an unqualified opinion.

/s/ Vavrinek, Trine, Day & Co., LLP
Laguna Hills, California
March 4, 2016

INDEX

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Pacific Premier Bancorp and Subsidiaries
Irvine, California

We have audited Pacific Premier Bancorp and Subsidiaries (the "Company") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management's assessment and our audit were conducted to also meet the reporting requirement of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of financial statements in accordance with instructions to the Consolidated Reports of Condition and Income (Form FFIEC 041).  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;  (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2015, and our report dated March 4, 2016 expressed an unqualified opinion on those financial statements.

/s/ Vavrinek, Trine, Day & Co., LLP
Laguna Hills, California
March 4, 2016

70

INDEX

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)
	At December 31,
ASSETS	2015	2014
Cash and due from banks	$14,935	$12,562
Interest bearing deposits with financial institutions	63,482	98,363
Cash and cash equivalents	78,417	110,925
Interest bearing time deposits with financial institutions	1,972	—
Investment securities held-to-maturity, at amortized cost	9,642	—
Investment securities available-for-sale, at fair value	280,273	201,638
FHLB, FRB and other stock, at cost	22,292	17,067
Loans held for sale at lower of cost or market	8,565	—
Loans held for investment	2,254,315	1,628,622
Allowance for loan losses	(17,317)	(12,200)
Loans held for investment, net	2,236,998	1,616,422
Accrued interest receivable	9,315	7,131
Other real estate owned	1,161	1,037
Premises and equipment	9,248	9,165
Deferred income taxes, net	11,511	9,383
Bank owned life insurance	39,245	26,822
Intangible assets	7,170	5,614
Goodwill	50,832	22,950
Other assets	24,005	10,743
TOTAL ASSETS	$2,790,646	$2,038,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts:
Noninterest bearing checking	$711,771	$456,754
Interest-bearing:
Checking	134,999	131,635
Money market/savings	827,378	600,764
Retail certificates of deposit	365,911	365,168
Wholesale/brokered certificates of deposit	155,064	76,505
Total interest-bearing	1,483,352	1,174,072
Total deposits	2,195,123	1,630,826
FHLB advances and other borrowings	196,125	116,643
Subordinated debentures	70,310	70,310
Accrued expenses and other liabilities	30,108	21,526
Total liabilities	2,491,666	1,839,305
COMMITMENTS AND CONTINGENCIES (Note 14)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 21,570,746 shares at December 31, 2015, and 16,903,884 shares at December 31, 2014 issued and outstanding	215	169
Additional paid-in capital	221,487	147,474
Retained earnings	76,946	51,431
Accumulated other comprehensive income, net of tax of $230 at December 31, 2015 and $362 at December 31, 2014	332	518
TOTAL STOCKHOLDERS’ EQUITY	298,980	199,592
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,790,646	$2,038,897

See Notes to Consolidated Financial Statements.

INDEX

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
	For the Years ended December 31,
	2015	2014	2013
INTEREST INCOME
Loans	$111,097	$75,751	$58,089
Investment securities and other interest-earning assets	7,259	5,588	5,711
Total interest income	118,356	81,339	63,800
INTEREST EXPENSE
Deposits	6,630	5,037	4,065
FHLB advances and other borrowings	1,490	1,124	984
Subordinated debentures	3,937	1,543	307
Total interest expense	12,057	7,704	5,356
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	106,299	73,635	58,444
PROVISION FOR LOAN LOSSES	6,425	4,684	1,860
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	99,874	68,951	56,584
NONINTEREST INCOME
Loan servicing fees	1,459	1,475	910
Deposit fees	2,532	1,809	1,873
Net gain from sales of loans	7,970	6,300	3,228
Net gain from sales of investment securities	290	1,547	1,544
Other income	2,190	2,246	1,256
Total noninterest income	14,441	13,377	8,811
NONINTEREST EXPENSE
Compensation and benefits	38,456	28,705	23,018
Premises and occupancy	8,205	6,608	5,797
Data processing and communications	2,816	2,570	3,080
Other real estate owned operations, net	121	75	618
FDIC insurance premiums	1,376	1,021	749
Legal, audit and professional expense	2,514	2,240	1,863
Marketing expense	2,305	1,208	1,088
Office and postage expense	2,005	1,576	1,313
Loan expense	1,268	848	1,009
Deposit expense	3,643	2,964	1,818
Merger-related expense	4,799	1,490	6,926
CDI amortization	1,350	1,014	764
Other expense	4,733	4,674	2,772
Total noninterest expense	73,591	54,993	50,815
INCOME BEFORE INCOME TAX	40,724	27,335	14,580
INCOME TAX	15,209	10,719	5,587
NET INCOME	$25,515	$16,616	$8,993
EARNINGS PER SHARE
Basic	$1.21	$0.97	$0.57
Diluted	$1.19	$0.96	$0.54
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	21,156,668	17,046,660	15,798,885
Diluted	21,488,698	17,343,977	16,609,954

See Notes to Consolidated Financial Statements.

INDEX

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
	For the Years ended December 31,
	2015	2014	2013
Net Income	$25,515	$16,616	$8,993
Other comprehensive income (loss), net of tax (benefit):
Unrealized holding gains (losses) on securities arising during the period, net of income taxes (benefits) (1)	(15)	4,506	(3,273)
Reclassification adjustment for net loss (gain) on sale of securities included in net income, net of income taxes (2)	(171)	(911)	(909)
Net unrealized gain (loss) on securities, net of income taxes	(186)	3,595	(4,182)
Comprehensive Income	$25,329	$20,211	$4,811

(1) Income tax (benefit) on unrealized holding gains (losses) on securities was $(13,000) for 2015, $3.2 million for 2014, and ($2.3) million for 2013.
(2) Income tax on reclassification adjustment for net gain on sale of securities included in net income was $119,000 for 2015, $636,000 for 2014, and $635,000 for 2013.

See Notes to Consolidated Financial Statements.

INDEX

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2012	13,661,648	$137	$107,453	$25,822	$1,105	$134,517
Net Income	—	—	—	8,993	—	8,993
Other comprehensive income	—	—	—	—	(4,182)	(4,182)
Share-based compensation expense	—	—	943	—	—	943
Issuance of common stock	2,972,472	29	34,895	—	—	34,924
Repurchase of common stock	(35,005)	—	(59)	—	—	(59)
Exercise of stock options	57,164	—	90	—	—	90
Balance at December 31, 2013	16,656,279	$166	$143,322	$34,815	$(3,077)	$175,226
Net Income	—	—	—	16,616	—	16,616
Other comprehensive loss	—	—	—	—	3,595	3,595
Share-based compensation expense	—	—	514	—	—	514
Issuance of common stock	562,469	6	9,006	—	—	9,012
Repurchase of common stock	(447,450)	(4)	(5,634)	—	—	(5,638)
Exercise of stock options	132,586	1	266	—	—	267
Balance at December 31, 2014	16,903,884	$169	$147,474	$51,431	$518	$199,592
Net Income	—	—	—	25,515	—	25,515
Other comprehensive income	—	—	—	—	(186)	(186)
Share-based compensation expense	—	—	1,165	—	—	1,165
Issuance of restricted stock, net	60,000	—	—	—	—	—
Issuance of common stock	4,480,645	45	72,207	—	—	72,252
Warrants exercised	125,316	1	688	—	—	689
Repurchase of common stock	(7,165)	—	(116)	—	—	(116)
Exercise of stock options	8,066	—	69	—	—	69
Balance at December 31, 2015	21,570,746	$215	$221,487	$76,946	$332	$298,980

See Notes to Consolidated Financial Statements.

INDEX

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	For the Years ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,515	$16,616	$8,993
Adjustments to net income:
Depreciation and amortization expense	2,432	2,198	1,948
Provision for loan losses	6,425	4,684	1,860
Share-based compensation expense	1,165	514	943
Loss on sale of or write down of other real estate owned	92	17	580
Amortization of premium/discounts on securities held for sale, net	3,822	2,641	3,052
Accretion of discounts/premiums for loans acquired and deferred loan fees/costs	(2,967)	(2,179)	(3,555)
Gain on sale of investment securities available for sale	(290)	(1,547)	(1,544)
Other-than-temporary impairment loss (recovery) on investment securities, net	—	(29)	4
Originations of loans held for sale	(87,900)	—	—
Recoveries on loans	73	99	377
Proceeds from the sales of and principal payments from loans held for sale	86,604	31	534
Gain on sale of loans	(7,970)	(6,120)	(3,228)
Deferred income tax provision (benefit)	(1,395)	(2,375)	(3,750)
Change in accrued expenses and other liabilities, net	6,786	2,764	9,683
Income from bank owned life insurance, net	(1,147)	(771)	(659)
Amortization of core deposit intangible	1,350	1,014	764
Change in accrued interest receivable and other assets, net	(7,347)	(4,270)	(498)
Net cash provided by operating activities	25,248	13,287	15,504
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in interest-bearing time deposits with financial institutions	(1,972)	—	—
Proceeds from sale of loans	70,489	97,848	39,411
Increase in loans, net	(361,002)	(397,347)	(223,792)
Change in other real estate owned from sales and writedowns	(216)	777	1,488
Purchase of held to maturity securities	(9,642)	—	—
Principal payments on securities available for sale	33,751	26,815	33,688
Purchase of securities available for sale	(90,127)	(133,689)	(101,268)
Proceeds from sale or maturity of securities available for sale	27,642	166,341	234,067
Investment in bank owned life insurance	—	(2,000)	—
Purchases of premises and equipment	(1,887)	(1,448)	(3,581)
Purchase of Federal Reserve Bank stock	(1,706)	(536)	(5,948)
Redemption (purchase) of FHLB stock	(1,150)	(1,081)	2,398
Cash acquired (disbursed) in acquisitions	2,961	(7,793)	138,424
Net cash (used in) provided by investing activities	(332,859)	(252,113)	114,887
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposit accounts	228,279	324,540	(139,207)
Proceeds from issuance of subordinated debt	—	58,834	—
Change in FHLB advances and other borrowings, net	46,182	(155,065)	71,686
Proceeds from issuance of common stock, net of issuance cost	—	—	4,560
Proceeds from exercise of stock options and warrants	758	267	90
Repurchase of common stock	(116)	(5,638)	(59)
Net cash provided (used in) financing activities	275,103	222,938	(62,930)
Net increase (decrease) in cash and cash equivalents	(32,508)	(15,888)	67,461
Cash and cash equivalents, beginning of year	110,925	126,813	59,352
Cash and cash equivalents, end of year	$78,417	$110,925	$126,813
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	12,081	$6,500	$5,352
Income taxes paid	12,127	14,700	9,425
Assets acquired (liabilities assumed) in acquisitions (See Note 23):
Investment securities	53,752	—	347,196
FRB / FHLB / TIB Stock	2,369	—	1,765
Loans	332,893	78,833	69,144
Core deposit intangible	2,903	—	4,766
Deferred income tax	4,794	—	—
Bank owned life insurance	11,276	—	—
Other real estate owned	—	—	752
Goodwill	27,882	5,522	17,428
Fixed assets	2,134	74	1,446
Other assets	2,402	702	12,468
Deposits	(336,018)	—	(540,725)
Other borrowings	(33,300)	(67,617)	(16,905)
Other liabilities	(1,796)	(709)	(6,722)
NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Transfers from loans to other real estate owned	$450	$645	$996
Loans held for sale transfer to loans held for investment	$—	$2,936	$—

See Notes to Consolidated Financial Statements.

INDEX

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

The principal business of the Company is attracting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in business loans and real estate property loans.  At December 31, 2015, the Company had 16 depository branches located in the cities of Encinitas, Huntington Beach, Irvine, Los Alamitos, Newport Beach, Palm Desert (2), Palm Springs (2), San Bernardino, San Diego (2), Seal Beach, Tustin, Riverside and Corona.  The Company is subject to competition from other financial institutions.  The Company is subject to the regulations of certain governmental agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation—The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain amounts in the prior periods' financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact to previously reported net income or stockholders' equity.

Use of Estimates in the Preparation of Financial Statements - In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and the results of operations for the reporting periods.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the fair value of stock-based compensation awards, the fair values of financial instruments and the status of contingencies.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, due from banks and fed funds sold.  Interest bearing deposits with financial institutions represent mostly cash held at the Federal Reserve Bank of San Francisco. At December 31, 2015, $71.9 million was allocated to cash reserves required by the Board of Governors of the Federal Reserve System (“Federal Reserve”) for depository institutions based on the amount of deposits held.  The Company maintains amounts due from banks that exceed federally insured limits.  The Company has not experienced any losses in such accounts.

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

INDEX

are recognized in interest income using the interest method over the period to maturity.  If the cost basis of these securities is determined to be other than temporarily impaired, the amount of the impairment is charged to operations.

Securities Available for Sale—Investments in debt securities that management has no immediate plan to sell, but which may be sold in the future, are valued at fair value.  Premiums and discounts are amortized using the interest method over the remaining period to the call date for premiums or contractual maturity for discounts and, in the case of mortgage-backed securities the estimated average life, which can fluctuate based on the anticipated prepayments on the underlying collateral of the securities.  Unrealized holding gains and losses, net of tax, are excluded from earnings and reported as a separate component of stockholders’ equity as accumulated other comprehensive income.  If the cost basis of the security is deemed other than temporarily impaired the amount of the impairment is charged to operations.  Realized gains and losses on the sales of securities are determined on the specific identification method, recorded on a trade date basis based on the amortized cost basis of the specific security and are included in noninterest income as net gain (loss) on investment securities.

Securities Held for Trading—Securities held for trading are carried at fair value.  Realized and unrealized gains and losses are reflected in earnings.  The Company had no investment securities classified as held for trading at December 31, 2015 or 2014.

Impairment of Investments—Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other-than-temporary impairments ("OTTI") result in write-downs of the individual securities to their fair value.   In estimating OTTI losses, management considers: (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; (iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and (iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads. If it is determined that an OTTI exists and either the Company intends to sell the security or it is likely the security will be required to sell before its anticipated recovery, the amount of the OTTI will be recognized in earnings. If the Company has the intent and ability to retain the security, the Company will determine the amount of the impairment related to credit loss and the amount related to other factors. The portion related to the credit loss will be recognized in earnings and the portion related to other factors will be included in other comprehensive income. The related write-downs are included in operations as realized losses in the category of other-than-temporary impairment loss on investment securities, net.

Federal Home Loan Bank ("FHLB") Stock — The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Loans Held for Sale— Small Business Administration ("SBA") loans that the Company has the intent to sell prior to maturity have been designated as held for sale at origination and are recorded at lower of cost or fair market value. Gains or losses are recognized upon the sale of the loans on a specific identification basis.

Loan Servicing Asset— The Company typically sells the guaranteed portion of SBA loans and retains the unguaranteed portion (“retained interest”). A portion of the premium on sale of SBA loans is recognized as gain on sale of loans at the time of the sale by allocating the carrying amount between the asset sold and the retained interest, based on their relative fair values. The remaining portion of the premium is recorded as a discount on the retained interest and is amortized over the remaining life of the loan as an adjustment to yield. The retained interest, net of any discount, are included in loans held for investment—net of allowance for loan losses in the accompanying consolidated statements of financial condition.
Servicing assets are recognized when SBA loans are sold with servicing retained with the income statement effect recorded in gains on sales of SBA loans. Servicing assets are initially recorded at fair value based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the

INDEX

loan, using a discount rate. The Company’s servicing costs approximates the industry average servicing costs of 40 basis points. The servicing assets are subsequently amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. The Company periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to carrying amount.

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

Allowance for Loan Losses—The Company maintains an ALLL at a level deemed appropriate by management to provide for known or inherent risks in the portfolio at the consolidated statements of financial condition date.  The Company has implemented and adheres to an internal asset review system and loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover loan losses.  Management’s determination of the adequacy of the loan loss allowance is based on an evaluation of the composition of the portfolio, actual loss experience, industry charge-off experience on income property loans, current economic conditions, and other relevant factors in the area in which the Company’s lending and real estate activities are based.  These factors may affect the borrowers’ ability to pay and the value of the underlying collateral.  The allowance is calculated by applying loss factors to loans held for investment according to loan program type and loan classification.  The loss factors are established based primarily upon the Bank’s historical loss experience and the industry charge-off experience and are evaluated on a quarterly basis.  Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL.  Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.  In the opinion of management, and in accordance with the credit loss allowance methodology, the present allowance is considered adequate to absorb estimable and probable credit losses.  Additions and reductions to the allowance are reflected in current operations.  Charge-offs to the allowance, for all loan segments, are made

INDEX

when specific assets are considered uncollectible or are transferred to other real estate owned and the fair value of the property is less than the loan’s recorded investment.  Recoveries are credited to the allowance.

Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company’s control.

Certain Acquired Loans—As part of business acquisitions, the Bank acquires certain loans that have shown evidence of credit deterioration since origination. These acquired loans are recorded at the allocated fair value, such that there is no carryover of the seller’s allowance for loan losses. Such acquired loans are accounted for individually. The Bank estimates the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of the allocated fair value is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference). Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded through the allowance for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

Goodwill and Core Deposit Intangible—Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but

INDEX

tested for impairment at least annually or more frequently if events and circumstances exist that indicate the necessity for such impairment tests to be performed. The Company has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

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

Income Taxes—Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the asset liability method.  In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are to be recognized for temporary differences that will result in deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized.  At December 31, 2015 and 2014, there was no valuation allowance deemed necessary against the Company’s deferred tax asset.

Comprehensive Income—Comprehensive income is reported in addition to net income for all periods presented.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income.  Unrealized gains and losses on the Company's available-for-sale investment securities are required to be included in other comprehensive income or loss.  Total comprehensive income (loss) and the components of accumulated other comprehensive income or loss are presented in the Consolidated Statement of Stockholders’ Equity and Consolidated Statements of Comprehensive Income.

Stock-Based Compensation—The Company recognizes compensation cost in the income statement for the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). A Black-Scholes model is utilized to estimate the fair value of stock options and the market price of the Company's common stock at the date of the grant is used for restricted stock awards.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses, the fair value of stock-based compensation awards, the fair values of financial instruments and the status of contingencies are particularly subject to change.

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

INDEX

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

In January 2014, the FASB issued ASU No. 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): "Accounting for Investments in Qualified Affordable Housing Projects." This Update permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. As the Company accounts for such investments using the cost method, the update had no impact on the Company’s Consolidated Financial Statements.

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

In August 2014, the FASB issued ASU No. 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure”. This Update addresses classification of government-guaranteed mortgage loans, including those where guarantees are offered by the Federal Housing Administration (“FHA”), the U.S. Department of Housing and Urban Development (“HUD”), and the U.S. Department of Veterans Affairs (“VA”). Although current accounting guidance stipulates proper measurement and classification in situations where a creditor obtains from a debtor, assets in satisfaction of a receivable (such as through foreclosure), current guidance does not specify how to measure and classify foreclosed mortgage loans that are government-guaranteed. Under the provisions of this

INDEX

Update, a creditor would derecognize a mortgage loan that has been foreclosed upon, and recognize a separate receivable if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) At the time of fore0closure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. This Update is effective for interim and annual periods beginning after December 15, 2014 for public business entities and after December 15, 2015 for non public business entities. The Company adopted the provisions of ASU No. 2014-14 effective January 1, 2015. The adoption had no impact on the Company’s Consolidated Financial Statements.

Recent Accounting Guidance Not Yet Effective

On February 25, 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842). The new standard is being issued to increase the transparency and comparability around lease obligations. Previously unrecorded off-balance sheet obligations will now be brought more prominently to light by presenting lease liabilities on the face of the balance sheet, accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. This Update is generally effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2016-02 on its financial statements and disclosures.

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.  Changes made to the current measurement model primarily affect the accounting for equity securities with readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income.  The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged.  The Update also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes.  This Update is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company is currently evaluating the effects of ASU 2016-01 on its financial statements and disclosures.

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

INDEX

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

New comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III”, became effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. The most significant of the provisions of the New Capital Rules which applied to the Company and the Bank were as follows: the phase-out of trust preferred securities from Tier 1 capital, the higher risk-weighting of high volatility and past due real estate loans and the capital treatment of deferred tax assets and liabilities above certain thresholds.

INDEX

As defined in applicable regulations and set forth in the table below, at December 31, 2015, the Company and the Bank continue to exceed the “well capitalized” standards:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2015
Tier 1 leverage ratio (1)
Bank	$304,442	11.41%	$106,684	4.00%	$133,354	5.00%
Consolidated	254,280	9.52%	106,886	4.00%	N/A	N/A
Common equity tier 1 risk-based capital ratio (1)
Bank	304,442	12.35%	110,954	4.50%	160,267	6.50%
Consolidated	245,224	9.91%	111,336	4.50%	N/A	N/A
Tier 1 risk-based capital ratio (1)
Bank	304,442	12.35%	147,938	6.00%	197,251	8.00%
Consolidated	254,280	10.28%	148,448	6.00%	N/A	N/A
Total risk-based capital ratio (1)
Bank	322,361	13.07%	197,251	8.00%	246,564	10.00%
Consolidated	332,200	13.43%	197,931	8.00%	N/A	N/A
At December 31, 2014
Tier 1 leverage ratio (1)
Bank	$221,523	11.29%	$78,466	4.00%	$98,083	5.00%
Consolidated	179,881	9.18%	78,401	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (1)
Bank	221,523	12.72%	69,650	4.00%	104,475	6.00%
Consolidated	179,881	10.30%	69,855	4.00%	N/A	N/A
Total risk-based capital ratio (1)
Bank	234,120	13.45%	139,300	8.00%	174,126	10.00%
Consolidated	252,477	14.46%	139,709	8.00%	N/A	N/A

(1) Beginning with March 31, 2015, the ratio is calculated under Basel III. For prior periods, the ratio was calculated under Basel I or not applicable.

INDEX

3. Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	December 31, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale:
Municipal bonds	$128,546	$1,796	$(97)	$130,245
Collateralized mortgage obligation	24,722	4	(183)	24,543
Mortgage-backed securities	126,443	153	(1,111)	125,485
Total available-for-sale	279,711	1,953	(1,391)	280,273
Held-to-maturity:
Mortgage-backed securities	8,400	—	(70)	8,330
Other	1,242	—	—	1,242
Total held-to-maturity	9,642	—	(70)	9,572
Total securities	$289,353	$1,953	$(1,461)	$289,845

	December 31, 2014
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
	(in thousands)
Available-for-sale:
Municipal bonds	$88,599	$1,235	$(173)	$89,661
Collateralized mortgage obligation	$6,831	$31	$—	$6,862
Mortgage-backed securities	105,328	401	(614)	105,115
Total available-for-sale	200,758	1,667	(787)	201,638

At December 31, 2015, mortgage-backed securities (“MBS”) with an estimated par value of $61.0 million and a fair value of $62.5 million were pledged as collateral for the Bank’s three inverse putable reverse repurchase agreements which totaled $28.5 million and Homeowner's Association ("HOA") reverse repurchase agreements which totaled $19.6 million.

The Company reviews individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.  If it is probable that the Company will be unable to collect all amounts due according to contractual terms of the debt security not impaired at acquisition, an OTTI shall be considered to have occurred.  If an OTTI occurs, the cost basis of the security will be written down to its fair value as the new cost basis and the write down accounted for as a realized loss.  We reviewed all securities in a loss position as of December 31, 2015 and 2014, and concluded their losses were a result of the level of market interest rates and not a result of credit deterioration or the underlying issuers ability to repay. Therefore there were no securities with OTTI as of December 31, 2015 or 2014.  The Company did not realize any OTTI recoveries or losses in 2015. The Company realized OTTI losses of $29,000 in 2014 and $4,000 in 2013.

During the years ended December 31, 2015, 2014 and 2013 the Company recognized gross gains on sales of available-for-sale securities and held-to-maturity securities in the amount of $317,000, $2.1 million and $2 million, respectively. During the years ended December 31, 2015, 2014 and 2013 the Company recognized gross losses on sales of available-for-sale securities and held-to-maturity securities in the amount of $27,000, $578,000 and $468,000, respectively. The Company had net proceeds from the sale or maturity of available-for-sale

INDEX

securities and held-to-maturity securities of $27.6 million, $166 million and $234 million during the years ended December 31, 2015, 2014 and 2013, respectively.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	December 31, 2015
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Available-for-sale:
Municipal bonds	32	$15,516	$(61)	6	$3,349	$(36)	38	$18,865	$(97)
Collateralized mortgage obligation	5	22,771	(183)	—	—	—	5	22,771	(183)
Mortgage-backed securities	34	83,488	(679)	3	12,935	(432)	37	96,423	(1,111)
Total available-for-sale	71	$121,775	$(923)	9	$16,284	$(468)	80	$138,059	$(1,391)
Held-to-maturity:
Mortgage-backed securities	1	$8,330	$(70)	—	$—	$—	1	$8,330	$(70)
Total held-to-maturity	1	$8,330	$(70)	—	$—	$—	1	$8,330	$(70)
Total securities	72	$130,105	$(993)	9	$16,284	$(468)	81	$146,389	$(1,461)

	December 31, 2014
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Available-for-sale:
Municipal bonds	35	$18,129	$(117)	16	$6,510	$(56)	51	$24,639	$(173)
Mortgage-backed securities	7	24,353	(105)	4	18,842	(509)	11	43,195	(614)
Total available-for-sale	42	$42,482	$(222)	20	$25,352	$(565)	62	$67,834	$(787)

INDEX

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2015, by contractual maturity are shown in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available-for-sale:
Municipal bonds	$1,067	$1,068	$26,998	$27,134	$43,968	$44,695	$56,513	$57,348	$128,546	$130,245
Collateralized mortgage obligation	—	—	—	—	—	—	24,722	24,543	24,722	24,543
Mortgage-backed securities	—	—	—	—	27,662	27,612	98,781	97,873	126,443	125,485
Total available-for-sale	1,067	1,068	26,998	27,134	71,630	72,307	180,016	179,764	279,711	280,273
Held-to-maturity:
Mortgage-backed securities	—	—	—	—	—	—	8,400	8,330	8,400	8,330
Other	—	—	—	—	—	—	1,242	1,242	1,242	1,242
Total held-to-maturity	—	—	—	—	—	—	9,642	9,572	9,642	9,572
Total securities	$1,067	$1,068	$26,998	$27,134	$71,630	$72,307	$189,658	$189,336	$289,353	$289,845

Unrealized gains and losses on investment securities available for sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss.  At December 31, 2015, the Company had accumulated other comprehensive income of $562,000, or $332,000 net of tax, compared to accumulated other comprehensive loss of $880,000 or $518,000 net of tax, at December 31, 2014.

FHLB, FRB, and other stock

At December 31, 2015, the Company had $11.4 million in Federal Home Loan Bank ("FHLB") stock, $7.9 million in Federal Reserve Bank ("FRB") stock, and $3.0 million in other stock, all carried at cost.  During the year ended December 31, 2015, the FHLB repurchased $16.4 million of the Company’s excess FHLB stock through their stock repurchase program.  During the years ended December 31, 2014 and 2013, the FHLB had repurchased $3.4 million and $4.3 million respectively, of the Company’s excess FHLB stock through their stock repurchase program. The Company evaluates its investments in FHLB and other stock for impairment periodically, including their capital adequacy and overall financial condition. No impairment losses have been recorded through December 31, 2015.

INDEX

4. Loans

The following table presents the composition of the loan portfolio as of the dates indicated:

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Business loans:
Commercial and industrial	$309,741	$228,979
Franchise	328,925	199,228
Commercial owner occupied	294,726	210,995
SBA	62,256	28,404
Warehouse facilities	143,200	113,798
Real estate loans:
Commercial non-owner occupied	421,583	359,213
Multi-family	429,003	262,965
One-to-four family	80,050	122,795
Construction	169,748	89,682
Land	18,340	9,088
Other loans	5,111	3,298
Total gross loans	2,262,683	1,628,445
Less loans held for sale, net	8,565	—
Total gross loans held for investment	2,254,118	1,628,445
Plus (less):
Deferred loan origination costs and premiums, net	197	177
Allowance for loan losses	(17,317)	(12,200)
Loans held for investment, net	$2,236,998	$1,616,422

The Company originates SBA loans with the intent to sell the guaranteed portion of the loan prior to maturity and therefore designates them as held for sale. From time to time, the Company may purchase or sell other types of loans in order to manage concentrations, maximize interest income, change risk profiles, improve returns and generate liquidity.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balance of loans and participations serviced for others were $188 million at December 31, 2015 and $95.2 million at December 31, 2014.

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of unimpaired capital plus surplus and likewise in excess of 15% for unsecured loans.  These loans-to-one-borrower limitations result in a dollar limitation of $94.1 million for secured loans and $56.5 million for unsecured loans at December 31, 2015.  At December 31, 2015, the Bank’s largest aggregate outstanding balance of loans-to-one borrower was $30.3 million of secured credit.

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

INDEX

concentration levels.  While management believes that the collateral presently securing these loans is adequate, there can be no assurances that further significant deterioration in the California real estate market and economy would not expose the Company to significantly greater credit risk.

Purchased Credit Impaired Loans

The Company acquired purchased loans as part of its acquisitions of Canyon National Bank in 2011, Palm Desert National Bank in 2012 and Independence Bank in 2015 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at the time of acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans at December 31, 2015, and 2014 was as follows:

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Business loans:
Commercial and industrial	$289	$94
Commercial owner occupied	884	546
Real estate loans:
Commercial non-owner occupied	2,088	956
One-to-four family	85	5
Total purchase credit impaired	$3,346	$1,601

The following table summarizes the accretable yield on the purchased credit impaired for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Balance at the beginning of period	$1,403	$1,676	$2,276
Accretable yield at acquisition	602	—	—
Accretion	(385)	(255)	(557)
Disposals and other	(249)	(18)	(648)
Change in accretable yield	1,355	—	605
Balance at the end of period	$2,726	$1,403	$1,676

INDEX

Impaired Loans

The following tables provide a summary of the Company’s investment in impaired loans as of and for the periods indicated:

			Impaired Loans
	Recorded Investment	Unpaid Principal Balance	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
December 31, 2015
Business loans:
Commercial and industrial	$313	$578	$—	$313	$—	$90	$29
Franchise	1,630	2,394	1,461	169	731	1,386	3
Commercial owner occupied	536	883	—	536	—	415	67
Real estate loans:
Commercial non-owner occupied	214	329	—	214	—	430	19
One-to-four family	70	98	—	70	—	204	5
Land	21	37	—	21	—	13	—
Totals	$2,784	$4,319	$1,461	$1,323	$731	$2,538	$123
December 31, 2014
Business loans:
Commercial and industrial	$—	$—	$—	$—	$—	$11	$—
Commercial owner occupied	388	440	—	388	—	514	46
SBA	—	—	—	—	—	5	—
Real estate loans:
Commercial non-owner occupied	848	1,217	—	848	—	908	85
Multi-family	—	—	—	—	—	—	—
One-to-four family	236	256	—	236	—	440	17
Totals	$1,472	$1,913	$—	$1,472	$—	$1,878	$148
December 31, 2013
Business loans:
Commercial and industrial	$—	$—	$—	$—	$—	$255	$17
Commercial owner occupied	747	872	—	747	—	177	66
SBA	14	246	—	14	—	70	28
Real estate loans:
Commercial non-owner occupied	983	1,202	28	955	1	984	68
Multi-family	—	—	—	—	—	108	2
One-to-four family	683	746	278	405	104	743	44
Totals	$2,427	$3,066	$306	$2,121	$105	$2,337	$225

INDEX

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

We sometimes modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments and, in limited cases, concessions to the outstanding loan balances. These loans are classified as troubled debt restructurings (“TDRs”) and considered impaired loans. TDRs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition or cash flows. A workout plan between us and the borrower is designed to provide a bridge for borrower cash flow shortfalls in the near term. A TDR loan may be returned to accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a time frame of at least six months and the ultimate collectability of the total contractual restructured principal and interest in no longer in doubt. These loans, while no longer considered a TDR, are still considered impaired loans. The Company had no troubled debt restructures at December 31, 2015.

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

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest.  The Company had loans on nonaccrual status of $4.0 million, $1.4 million and $2.3 million at December 31, 2015, 2014 and 2013, respectively.  If such loans had been performing in accordance with their original terms, the Company would have recorded additional loan interest income of $279,000 in 2015, $151,000 in 2014, and $311,000 in 2013.  The Company did not record income from the receipt of cash payments related to nonaccruing loans during the years ended December 31, 2015, 2014 and 2013.  The Company had no loans 90 day or more past due and still accruing at December 31, 2015 or 2014.

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

INDEX

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

INDEX

The following tables stratify the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of the periods indicated:

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
December 31, 2015	(in thousands)
Business loans:
Commercial and industrial	$306,513	$73	$3,155	$—	$309,741
Franchise	327,295	—	169	1,461	328,925
Commercial owner occupied	286,270	627	7,829	—	294,726
SBA	62,256	—	—	—	62,256
Warehouse facilities	143,200	—	—	—	143,200
Real estate loans:
Commercial non-owner occupied	418,917	—	2,666	—	421,583
Multi-family	425,616	—	3,387	—	429,003
One-to-four family	78,997	—	1,053	—	80,050
Construction	169,748	—	—	—	169,748
Land	18,319	—	21	—	18,340
Other loans	5,111	—	—	—	5,111
Totals	$2,242,242	$700	$18,280	$1,461	$2,262,683

	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
December 31, 2014	(in thousands)
Business loans:
Commercial and industrial	$227,151	$—	$1,828	$—	$228,979
Franchise	199,228	—	—	—	199,228
Commercial owner occupied	202,390	—	8,605	—	210,995
SBA	28,132	272	—	—	28,404
Warehouse facilities	113,798	—	—	—	113,798
Real estate loans:
Commercial non-owner occupied	355,274	—	3,939	—	359,213
Multi-family	261,956	501	508	—	262,965
One-to-four family	122,146	—	649	—	122,795
Construction	89,682	—	—	—	89,682
Land	9,088	—	—	—	9,088
Other loans	3,298	—	—	—	3,298
Totals	$1,612,143	$773	$15,529	$—	$1,628,445

INDEX

		Days Past Due
	Current	30-59	60-89	90+	Total Gross Loans	Non-accruing
December 31, 2015	(in thousands)
Business loans:
Commercial and industrial	$309,464	$20	$—	$257	$309,741	$463
Franchise	327,295	—	—	1,630	328,925	1,630
Commercial owner occupied	294,371	—	355	—	294,726	536
SBA	62,256	—	—	—	62,256	—
Warehouse facilities	143,200	—	—	—	143,200	—
Real estate loans:
Commercial non-owner occupied	421,369	214	—	—	421,583	1,164
Multi-family	429,003	—	—	—	429,003	—
One-to-four family	79,915	89	—	46	80,050	155
Construction	169,748	—	—	—	169,748	—
Land	18,319	—	—	21	18,340	21
Other loans	5,111	—	—	—	5,111	1
Totals	$2,260,051	$323	$355	$1,954	$2,262,683	$3,970
		Days Past Due
	Current	30-59	60-89	90+	Total Gross Loans	Non-accruing
December 31, 2014
Business loans:
Commercial and industrial	$228,955	$—	$24	$—	$228,979	$—
Franchise	199,228	—	—	—	199,228	—
Commercial owner occupied	210,995	—	—	—	210,995	514
SBA	28,404	—	—	—	28,404	—
Warehouse facilities	113,798	—	—	—	113,798	—
Real estate loans:
Commercial non-owner occupied	359,213	—	—	—	359,213	848
Multi-family	262,965	—	—	—	262,965	—
One-to-four family	122,722	19	—	54	122,795	82
Construction	89,682	—	—	—	89,682	—
Land	9,088	—	—	—	9,088	—
Other loans	3,297	1	—	—	3,298	—
Totals	$1,628,347	$20	$24	$54	$1,628,445	$1,444

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

INDEX

The Company's base ALLL factors are determined by management using the Bank's annualized actual trailing charge-off data over intervals ranging from 84 72, 36, 24, 12 and 6 months. Adjustments to those base factors are made for relevant internal and external factors. Those factors may include:

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

The resulting total ALLL factor is compared for reasonableness against the 10-year average, 15-year average, and trailing 12 month total charge-off data for all Federal Deposit Insurance Corporation (“FDIC”) insured commercial banks and savings institutions based in California. These factors are applied to balances graded pass-1through pass-5. For loans risk graded as watch or worse, progressively higher potential loss factors are applied based on management’s judgment, taking into consideration the specific characteristics of the Bank’s portfolio and analysis of results from a select group of the Company’s peers.

INDEX

The following tables summarize the allocation of the allowance as well as the activity in the allowance attributed to various segments in the loan portfolio as of and for the periods indicated:

	Commercial and Industrial	Franchise	Commercial Owner Occupied	SBA	Warehouse Facilities	Commercial Non-owner Occupied	Multi-family	One-to-four Family	Construction	Land	Other Loans	Total
	(dollars in thousands)
Balance, December 31, 2014	$2,646	$1,554	$1,757	$568	$546	$2,007	$1,060	$842	$1,088	$108	$24	$12,200
Charge-offs	(484)	(764)	—	—	—	(116)	—	(16)	—	—	—	(1,380)
Recoveries	47	—	—	8	—	3	—	13	—	—	1	72
Provisions for (reduction in) loan losses	1,240	2,334	113	924	213	154	523	(141)	942	125	(2)	6,425
Balance, December 31, 2015	$3,449	$3,124	$1,870	$1,500	$759	$2,048	$1,583	$698	$2,030	$233	$23	$17,317
Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$731	$—	$—	$—	$—	$—	$—	$—	$—	$—	$731
General portfolio allocation	3,449	2,393	1,870	1,500	759	2,048	1,583	698	2,030	233	23	16,586
Loans individually evaluated for impairment	313	1,630	536	—	—	214	—	70	—	21	—	2,784
Specific reserves to total loans individually evaluated for impairment	—%	30.53%	—%	—%	—%	—%	—%	—%	—%	—%	—%	16.93%
Loans collectively evaluated for impairment	$309,428	$327,295	$294,190	$62,256	$143,200	$421,369	$429,003	$79,980	$169,748	$18,319	$5,111	$2,259,899
General reserves to total loans collectively evaluated for impairment	1.11%	0.73%	0.64%	2.41%	0.53%	0.49%	0.37%	0.87%	1.20%	1.27%	0.45%	0.73%
Total gross loans	$309,741	$328,925	$294,726	$62,256	$143,200	$421,583	$429,003	$80,050	$169,748	$18,340	$5,111	$2,262,683
Total allowance to gross loans	1.11%	0.95%	0.63%	2.41%	0.53%	0.49%	0.37%	0.87%	1.20%	1.27%	0.45%	0.77%

INDEX

	Commercial and Industrial	Franchise	Commercial Owner Occupied	SBA	Warehouse Facilities	Commercial Non-owner Occupied	Multi-family	One-to-four Family	Construction	Land	Other Loans	Total
	(dollars in thousands)
Balance, December 31, 2013	$1,968	$—	$1,818	$151	$392	$1,658	$817	$1,099	$136	$127	$34	$8,200
Charge-offs	(223)	—	—	—	—	(365)	—	(195)	—	—	—	(783)
Recoveries	42	—	—	4	—	—	—	34	—	—	19	99
Provisions for (reduction in) loan losses	859	1,554	(61)	413	154	714	243	(96)	952	(19)	(29)	4,684
Balance, December 31, 2014	$2,646	$1,554	$1,757	$568	$546	$2,007	$1,060	$842	$1,088	$108	$24	$12,200
Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
General portfolio allocation	$2,646	$1,554	$1,757	$568	$546	$2,007	$1,060	$842	$1,088	$108	$24	$12,200
Loans individually evaluated for impairment	$—	$—	$388	$—	$—	$848	$—	$236	$—	$—	$—	$1,472
Specific reserves to total loans individually evaluated for impairment	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	$228,979	$199,228	$210,607	$28,404	$113,798	$358,365	$262,965	$122,559	$89,682	$9,088	$3,298	$1,626,973
General reserves to total loans collectively evaluated for impairment	1.16%	0.78%	0.83%	2.00%	0.48%	0.56%	0.40%	0.69%	1.21%	1.19%	0.73%	0.75%
Total gross loans	$228,979	$199,228	$210,995	$28,404	$113,798	$359,213	$262,965	$122,795	$89,682	$9,088	$3,298	$1,628,445
Total allowance to gross loans	1.16%	0.78%	0.83%	2.00%	0.48%	0.56%	0.40%	0.69%	1.21%	1.19%	0.73%	0.75%
Balance, December 31, 2012	$1,310	$—	$1,512	$79	$1,544	$1,459	$1,145	$862	$—	$31	$52	$7,994
Charge-offs	(509)	—	(232)	(143)	—	(756)	(101)	(272)	—	—	(18)	(2,031)
Recoveries	138	—	—	50	—	—	—	47	—	—	142	377
Provisions for (reduction in) loan losses	1,029	—	538	165	(1,152)	955	(227)	462	136	96	(142)	1,860

INDEX

	Commercial and Industrial	Franchise	Commercial Owner Occupied	SBA	Warehouse Facilities	Commercial Non-owner Occupied	Multi-family	One-to-four Family	Construction	Land	Other Loans	Total
	(dollars in thousands)
Balance, December 31, 2013	$1,968	$—	$1,818	$151	$392	$1,658	$817	$1,099	$136	$127	$34	$8,200
Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$—	$—	$—	$—	$1	$—	$104	$—	$—	$—	$105
General portfolio allocation	$1,968	$—	$1,818	$151	$392	$1,657	$817	$995	$136	$127	$34	$8,095
Loans individually evaluated for impairment	$—	$—	$747	$14	$—	$983	$—	$683	$—	$—	$—	$2,427
Specific reserves to total loans individually evaluated for impairment	—%	—%	—%	—%	—%	0.10%	—%	15.23%	—%	—%	—%	4.33%
Loans collectively evaluated for impairment	$187,035	$—	$220,342	$10,645	$87,517	$332,561	$233,689	$144,552	$13,040	$7,605	$3,839	$1,240,825
General reserves to total loans collectively evaluated for impairment	1.05%	—%	0.83%	1.42%	0.45%	0.50%	0.35%	0.69%	1.04%	1.67%	0.89%	0.65%
Total gross loans	$187,035	$—	$221,089	$10,659	$87,517	$333,544	$233,689	$145,235	$13,040	$7,605	$3,839	$1,243,252
Total allowance to gross loans	1.05%	—%	0.82%	1.42%	0.45%	0.50%	0.35%	0.76%	1.04%	1.67%	0.89%	0.66%

INDEX

6. Other Real Estate Owned

Other real estate owned was $1.2 million at December 31, 2015, $1.0 million at December 31, 2014 and $1.2 million at December 31, 2013. The following summarizes the activity in the other real estate owned for the years ended December 31:

	2015	2014	2013
	(in thousands)
Balance, beginning of year	$1,037	$1,186	$2,258
Additions / foreclosures	450	645	996
Sales	(285)	(794)	(1,488)
Loss on sale	—	—	(226)
Write downs	(41)	—	(354)
Balance, end of year	$1,161	$1,037	$1,186

The Company had no foreclosed residential real estate property or a recorded investment in consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of December 31, 2015 and 2014.

INDEX

7. Premises and Equipment

Premises and equipment consisted of the following at December 31:

	2015	2014
	(in thousands)
Land	$200	$200
Premises	3,528	3,340
Leasehold improvements	5,901	5,491
Furniture, fixtures and equipment	11,263	9,372
Automobiles	187	188
Subtotal	21,079	18,591
Less: accumulated depreciation	11,831	9,426
Total	$9,248	$9,165

Depreciation expense for premises and equipment was $2.4 million for 2015, $2.2 million for 2014 and $1.9 million for 2013.

8. Goodwill and Core Deposit Intangibles

At December 31, 2015, the Company had goodwill of $50.8 million, of which $27.9 million was related to the Independence Bank acquisition. The following table presents changes in the carrying value of goodwill for the periods indicated:

	2015	2014
	(in thousands)
Balance, beginning of year	$22,950	$17,428
Goodwill acquired during the year	27,882	5,522
Impairment losses	—	—
Balance, end of year	$50,832	$22,950
Accumulated impairment losses at end of year	—	—

The Company’s goodwill was evaluated for impairment during the fourth quarter of 2015, with no impairment loss recognition considered necessary.

The estimated aggregate amortization expense related to our core deposit intangible assets for each of the next five years is $1.4 million, $1.4 million, $1.3 million, $1.0 million, and $1.0 million. The Company’s core deposit intangibles were evaluated for impairment during the fourth quarter of 2015, taking into consideration the actual deposit runoff of acquired deposits to the level of deposit runoff expected at the date of merger. Based on the Company’s evaluation, no impairment has taken place on the core deposit intangibles. The following table presents the changes in the gross amounts of core deposit intangibles and the related accumulated amortization for the dates and periods indicated:

INDEX

	2015	2014	2013
	(in thousands)
Gross amount of CDI:
Balance, beginning of year	$7,876	$7,876	$3,110
Additions due to acquisitions	2,906	—	4,766
Balance, end of year	10,782	7,876	7,876
Accumulated Amortization
Balance, beginning of year	(2,262)	(1,248)	(484)
Amortization	(1,350)	(1,014)	(764)
Balance, end of year	(3,612)	(2,262)	(1,248)
Net CDI, end of year	$7,170	$5,614	$6,628

9. Bank Owned Life Insurance

At December 31, 2015 and 2014 the Company had $39.2 million and $26.8 million, respectively of Bank-Owned Life Insurance (“BOLI”). The Company recorded non-interest income associated with the BOLI policies of $1.3 million, $914,000 and $758,000 for the years ending December 31, 2015, 2014 and 2013, respectively. The increase in the Company’s balance in 2015 by $12.4 million was primarily from the $11.3 million BOLI policies acquired from Independance Bank.

BOLI involves the purchasing of life insurance by the Company on a selected group of employees where the Company is the owner and beneficiary of the policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash surrender value of these policies, as well as a portion of the insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties.

10. Qualified Affordable Housing Project Investments

The Company's investment in Qualified Affordable Housing Projects that generate Low Income Housing Tax Credits at December 31, 2015 was $8.0 million with a recorded liability of $2.4 million in funding obligations. The Company has invested in two separate LIHTC projects which provide the Company with CRA credit. Additionally, the investment in LIHTC projects provides the Company with tax credits and with operating loss tax benefits over an approximately 15 year period. Non of the original investment will be repaid. The investment in LIHTC projects is being accounted for using the cost method, under which the Company amortizes as non-interest expense the initial cost of the investment equally over the expected time period in which tax credits and other tax benefits will be received and recognizes the tax credits and operating loss tax benefits in the income statement as a component of income tax expense (benefit).

The following table presents the Company's original investment in the LIHTC projects, the current recorded investment balance, and the unfunded liability balance of each investment at December 31, 2015 and 2014. In addition, the table reflects the tax credits and tax benefits recorded by the Company during 2015 and 2014; the amortization of the investment and the net impact to the Company's income tax provision for 2015 and 2014.

INDEX

Qualified Affordable Housing Projects at December 31, 2015	Original Investment Value	Current Recorded Investment	Unfunded Liability Obligation	Tax Credits and Tax Deductions (1)	Amortization of Investments (2)	Net Income Tax Benefit

WNC Institutional Tax Credit Fund X, CA Series 11 L.P.	$5,000	$3,750	$316	$917	$500	$(643)
WNC Institutional Tax Credit Fund X, CA Series 12, L.P.	5,000	4,250	2,111	819	500	(531)
Total - Investments in Qualified Affordable Housing Projects	$10,000	$8,000	$2,427	$1,736	$1,000	$(1,174)

Qualified Affordable Housing Projects at December 31, 2014	Original Investment Value	Current Recorded Investment	Unfunded Liability Obligation	Tax Credits and Tax Deductions (1)	Amortization of Investments (2)	Net Income Tax Benefit
WNC Institutional Tax Credit Fund X, CA Series 11 L.P.	$5,000	$4,250	$774	$887	$500	$(626)
WNC Institutional Tax Credit Fund X, CA Series 12, L.P.	5,000	4,750	3,266	388	250	(268)
Total - Investments in Qualified Affordable Housing Projects	$10,000	$9,000	$4,040	$1,275	$750	$(894)
(1) The amounts reflected in this column represent both the tax credits, as well as the tax benefits generated by the Qualified Affordable Housing Projects operating loss for the year, which are included in the calculation of income tax expense.
(2) This amount represents the amortization of the investment cost of the LIHTC, included in non-interest expense.

INDEX

11. Deposit Accounts

Deposit accounts and weighted average interest rates consisted of the following at December 31:

	2015	Weighted Average Interest Rate	2014	Weighted Average Interest Rate
	(dollars in thousands)
Transaction accounts
Noninterest-bearing checking	$711,771	—%	$456,754	—%
Interest-bearing checking	134,999	0.11%	131,635	0.11%
Money market	743,871	0.35%	526,256	0.32%
Savings	83,507	0.15%	74,508	0.14%
Total transaction accounts	1,674,148	0.17%	1,189,153	0.16%
Certificates of deposit accounts
Less than 100,000	126,704	0.79%	123,862	0.91%
$100,000 through $250,000	166,397	0.91%	163,819	1.00%
Greater than $250,000	227,874	0.72%	153,992	0.76%
Total certificates of deposit accounts	520,975	0.80%	441,673	0.89%
Total deposits	$2,195,123	0.32%	$1,630,826	0.36%

The aggregate annual maturities of certificates of deposit accounts at December 31, 2015 are as follows:

	2015
	Balance	Weighted Average Interest Rate
	(dollars in thousands)
Within 3 months	$79,798	0.55%
4 to 6 months	131,699	0.81%
7 to 12 months	188,046	0.78%
13 to 24 months	108,194	0.98%
25 to 36 months	8,365	1.09%
37 to 60 months	4,237	1.10%
Over 60 months	636	0.97%
Total	$520,975	0.80%

Interest expense on deposit accounts for the years ended December 31 is summarized as follows:

	2015	2014	2013
	(dollars in thousands)
Checking accounts	$165	$161	$110
Savings	141	110	103
Money market accounts	2,426	1,443	1,043
Certificates of deposit accounts	3,898	3,323	2,809
Total	$6,630	$5,037	$4,065

INDEX

Accrued interest on deposits, which is included in accrued expenses and other liabilities, was $124,195 at December 31, 2015 and $136,000 at December 31, 2014.

12. Federal Home Loan Bank Advances and Other Borrowings

As of December 31, 2015, the Company has a line of credit with the FHLB that provides for advances totaling up to 45% of the Company’s assets, equating to a credit line of $1.2 billion, of which $385 million was available for borrowing. The available for borrowing was based on collateral pledged by real estate loans and securities with an aggregate balance of $620 million and FHLB stock of $11.4 million.  At December 31, 2015, the Company had $98 million in overnight FHLB advances and $50 million in term advances, compared to $20 million in overnight FHLB advances and $50 million in term advances at December 31, 2014.  The term advances mature during 2016.

The following table summarizes activities in advances from the FHLB for the periods indicated:

	Year Ended December 31,
	2015	2014
	(dollars in thousands)
Average balance outstanding	$139,542	$70,296
Maximum amount outstanding at any month-end during the year	340,000	210,000
Balance outstanding at end of year	148,000	70,000
Weighted average interest rate during the year	0.39%	0.26%

Credit facilities have been established with Citigroup, Barclays Bank and Union Bank.  The outstanding credit facilities are secured by pledged investment securities.  At December 31, 2015 and 2014, the Company had borrowings of $18.5 million with Citigroup that mature in September of 2018, $10.0 million with Barclays Bank that mature in February of 2018 and an unused reverse repurchase facility with Union Bank of $50 million.  The outstanding borrowings are secured by MBS with an estimated fair value of $34.0 million.

The Company sells certain securities under agreements to repurchase.  The agreements are treated as overnight borrowings with the obligations to repurchase securities sold reflected as a liability.  The dollar amount of investment securities underlying the agreements remain in the asset accounts.  The Company enters into these debt agreements as a service to certain HOA depositors to add protection for deposit amounts above FDIC insurance levels.  At December 31, 2015, the Company sold securities under agreement to repurchase of $19.6 million with weighted average rate of 0.03% and collateralized by investment securities with fair value of approximately $28.5 million.

At December 31, 2015, the Bank had unsecured lines of credit with seven correspondent banks for a total amount of $120 million and access through the Federal Reserve discount window to borrow $3.3 million.  At December 31, 2015, the Company had no outstanding balances against these lines compared to $1.5 million in outstanding balance at December 31, 2014.  The following summarizes activities in other borrowings:

	Year Ended December 31,
	2015	2014
	(dollars in thousands)
Average balance outstanding	$48,490	$47,398
Maximum amount outstanding at any month-end during the year	49,925	49,712
Balance outstanding at end of year	48,125	46,643
Weighted average interest rate during the year	1.95%	2.00%

INDEX

13. Subordinated Debentures

In August 2014, the Corporation issued $60 million in aggregate principal amount of 5.75% Subordinated Notes Due 2024 (the “Notes”) in a private placement transaction to institutional accredited investors (the “Private Placement”). The Corporation contributed $50 million of net proceeds from the Private Placement to the Bank to support general corporate purposes. The Notes will bear interest at an annual fixed rate of 5.75%, with the first interest payment on the Notes occurring on March 3, 2015, and interest will be paid semiannually each March 3 and September 3 until September 3, 2024. The Notes can only be redeemed, partially or in whole, prior to the maturity date if the notes do not constitute Tier 2 Capital (for purposes of capital adequacy guidelines of the Board of Governors of the Federal Reserve). Principal and interest are due upon early redemption.

In connection with the Private Placement, the Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”).  KBRA assigned investment grade ratings of BBB+ and BBB for the Corporation's senior secured debt and subordinated debt, respectively, and a senior deposit rating of A- for the Bank.

In March 2004 the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware. The Debt Securities are subordinated to effectively all borrowings of the Corporation and are due and payable on April 7, 2034.  Interest is payable quarterly on the Debt Securities at 3-month LIBOR plus 2.75% for a rate of 3.07% at December 31, 2015 and 2.98% at December 31, 2014. The Debt Securities may be redeemed, in part or whole, on or after April 7, 2009 at the option of the Corporation, at par. The Debt Securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance. The Corporation also purchased a 3% minority interest totaling $310,000 in PPBI Trust I. The balance of the equity of PPBI Trust I is comprised of mandatorily redeemable preferred securities (“Trust Preferred Securities”) and is included in other assets. PPBI Trust I sold $10,000,000 of Trust Preferred Securities to investors in a private offering.

The Corporation is not allowed to consolidate PPBI Trust I into the Company’s consolidated financial statements.  The resulting effect on the Company’s consolidated financial statements is to report only the Subordinated Debentures as a component of the Company’s liabilities.

The following table summarizes activities for our subordinated debentures for the periods indicated:

	Year Ended December 31,
	2015	2014
	(dollars in thousands)
Average balance outstanding	$70,310	$30,858
Maximum amount outstanding at any month-end during the year	70,310	70,310
Balance outstanding at end of year	70,310	70,310
Weighted average interest rate during the year	5.36%	5.00%

INDEX

14. Income Taxes

Income taxes for the years ended December 31 consisted of the following:

	2015	2014	2013
	(in thousands)
Current income tax provision:
Federal	$12,460	$9,628	$7,008
State	4,144	3,466	2,329
Total current income tax provision	16,604	13,094	9,337
Deferred income tax provision (benefit):
Federal	(887)	(1,789)	(3,129)
State	(508)	(586)	(621)
Total deferred income tax provision (benefit)	(1,395)	(2,375)	(3,750)
Total income tax provision	$15,209	$10,719	$5,587

A reconciliation from statutory federal income taxes to the Company's effective income taxes for the years ended December 31 is as follows:

	2015	2014	2013
	(in thousands)
Statutory federal income tax provision	$14,253	$9,459	$5,103
California franchise tax, net of federal income tax effect	2,886	1,926	1,027
Cash surrender life insurance	(483)	(324)	(277)
Tax exempt interest	(742)	(614)	(718)
Merger costs	447	410	164
LIHTC investments	(871)	(728)	(237)
Other	(281)	590	525
Total income tax provision	$15,209	$10,719	$5,587

INDEX

Deferred tax assets (liabilities) were comprised of the following temporary differences between the financial statement carrying amounts and the tax basis of assets at December 31:

	2015	2014	2013
	(in thousands)
Deferred tax assets:
Accrued expenses	$1,717	$1,802	$891
Net operating loss	5,192	2,703	3,353
Allowance for loan losses, net of bad debt charge-offs	6,252	5,158	3,336
Deferred compensation	2,547	1,750	1,896
State taxes	1,451	1,238	858
Depreciation	651	321	(216)
Other-than-temporary impairment	—	—	684
Stock based compensation	639	313	273
Total deferred tax assets	18,449	13,285	11,075
Deferred tax liabilities:
Deferred FDIC gain	(1,656)	(1,731)	(1,944)
Core deposit intangibles	(2,266)	(1,518)	(1,813)
Unrealized (gain) loss on available for sale securities	(231)	(362)	2,160
Other	(2,785)	(291)	(1,001)
Total deferred tax liabilities	(6,938)	(3,902)	(2,598)
Net deferred tax asset	$11,511	$9,383	$8,477

At December 31, 2015, there was no valuation allowance against the Company’s deferred tax asset.  The Company has a net operating loss carry forward of approximately $13.0 million for federal income tax purposes which expires in 2034.  In addition, the Company has a net operating loss carry forward of approximately $10.1 million for California franchise tax purposes.  The net operating loss deduction for the state is scheduled to expire in 2034.  Under Internal Revenue Code Section 382, which has also been adopted under California law, if during any three years period there is more than a 50 percentage point change in the ownership of the Company, then the future use of any pre-change net operating losses or built-in losses of the Company are subject to an annual percentage limitation based on the value of the company at the ownership change date.   The annual usable net operating loss carry forward for the following year is approximately $3.6 million.

As of December 31, 2015, tax years for 2012 through 2014 remain open to audit by the Internal Revenue Service and 2011 through 2014 by various state taxing agencies.

INDEX

15. Commitments, Contingencies and Concentrations of Risk

Lease Commitments – The Company leases a portion of its facilities from non-affiliates under operating leases expiring at various dates through 2023.  The following schedule shows the minimum annual lease payments, excluding any renewals and extensions, property taxes, and other operating expenses, due under these agreements:

Year ending December 31,	Amount
(in thousands)
2016	$3,658
2017	3,095
2018	2,557
2019	2,351
2020	711
Thereafter	400
Total	$12,772

Rental expense under all operating leases totaled $3.8 million for 2015, $2.8 million for 2014, and $2.4 million for 2013.

Legal Proceedings –The Company is not involved in any material pending legal proceedings other than legal proceedings occurring in the ordinary course of business.  Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

Employment Agreements—The Company has entered into a three-year employment agreement with its Chief Executive Officer (“CEO”).  This agreement provides for the payment of a base salary and a bonus based upon the CEO’s individual performance and the Company’s overall performance, provides a vehicle for the CEO’s use, and provides for the payment of severance benefits upon termination under specified circumstances.  Additionally, the Bank has entered into a three years employment agreements with the following executive officers: Chief Banking Officer, the Chief Financial Officer and the Chief Credit Officer.  The agreements provide for the payment of a base salary, a bonus based upon the individual’s performance and the overall performance of the Bank and the payment of severance benefits upon termination under specified circumstances.

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

16. Benefit Plans

401(k) Plan—The Bank maintains an Employee Savings Plan (the “401(k) Plan”) which qualifies under Section 401(k) of the Internal Revenue Code.  Under the 401(k) Plan, employees may contribute between 1% to 50% of their compensation.  In 2015, 2014 and 2013, the Bank matched 100% of contributions for the first three percent contributed and 50% on the next two percent contributed. Contributions made to the 401(k) Plan by the Bank amounted to $769,000 for 2015, $540,000 for 2014 and $401,000 for 2013.

INDEX

Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”)—The 2004 Plan was approved by the Corporation’s stockholders in May 2004.  The 2004 Plan authorizes the granting of options equal to 525,500 shares of the common stock of the Corporation for issuances to executives, key employees, officers, and directors.  The 2004 Plan will be in effect for a period of ten years years from February 25, 2004, the date the 2004 Plan was adopted.  Options granted under the 2004 Plan will be made at an exercise price equal to the fair market value of the stock on the date of grant.  Awards granted to officers and employees may include incentive stock options, nonstatutory stock options and limited rights, which are exercisable only upon a change in control of the Corporation.  The options granted pursuant to the 2004 Plan vest at a rate of 33.3% per year.  As of December 31, 2015, there are 318,355 options outstanding on the 2004 Plan with zero available for grant.  The 2004 Plan terminated in February 2014.

Pacific Premier Bancorp, Inc. 2012 Long-Term Incentive Plan (the “2012 Plan”)—The 2012 Plan was approved by the Corporation’s stockholders in May 2012.  The 2012 Plan authorizes the granting of options equal to 620,000 shares of the common stock of the Corporation for issuances to executives, key employees, officers, and directors.  The 2012 Plan will be in effect for a period of ten years years from May 30, 2012, the date the 2012 Plan was adopted.  Options granted under the 2012 Plan will be made at an exercise price equal to the fair market value of the stock on the date of grant.  Awards granted to officers and employees may include incentive stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  The options granted pursuant to the 2012 Plan vest at a rate of 33.3% per year.  In May 2014, the Corporation’s stockholders approved an amendment to the 2012 Plan to increase the shares available under the plan by 800,000 shares to total 1,420,000 shares.  As of December 31, 2015, there are 740,731 options outstanding on the 2012 Plan with 816,105 available for grant. In May 2015, the Corporation's stockholders approved an amendment to the 2012 Plan to permit the grant of performance-based awards, including equity compensation awards that may not be subject to the deduction limitation of Section 162(m) of the Internal Revenue Code. The performance-based awards include (i) both performance-based equity compensation awards and performance-based cash bonus payments and (ii) restricted stock units.

The Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan, and the Pacific Premier Bancorp, Inc. 2012 Long-Term Incentive Plan are collectively the “Option Plans.”

Stock Options

Below is a summary of the stock option activity in the Plans for the year ended December 31, 2015:

	2015
	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic value
			(in years)	(in thousands)
Outstanding at January 1, 2015	925,084	$10.41
Granted	249,000	15.16
Exercised	(8,066)	8.70
Forfeited and Expired	(106,932)	12.31
Outstanding at December 31, 2015	1,059,086	$11.35	6.3	$10,489
Vested and exercisable at December 31, 2015	635,069	$9.09	4.9	$7,719

The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $60,000, $536,000 and $277,000, respectively.

INDEX

The amount charged against compensation expense in relation to the stock options was $905,000 for 2015, $514,000 for 2014 and $943,000 for 2013.  At December 31, 2015, unrecognized compensation expense related to the options is approximately $1.0 million.

Options granted under the Option Plans during 2015, 2014 and 2013 were valued using the Black-Scholes model with the following average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected volatility	29.47%	16.2% - 18.5%	22.2% - 25.82%
Expected term	6.00 Years	6.00 Years	10.00 Years
Expected dividends	None	None	None
Risk free rate	1.39%	1.81% - 2.10%	1.78% - 2.67%
Weighted-average grant date fair value	$4.73	$3.28 - $3.67	$3.93 - $5.87

The following is the listing of the input variables and the assumptions utilized by the Company for each parameter used in the Black-Scholes option pricing model in prior years:
Risk-free Rate – The risk-free rate for periods within the contractual life of the option have been based on the U.S. Treasury rate that matures on the expected assigned life of the option at the date of the grant.
Expected Life of Options – The expected life of options is based on the period of time that options granted are expected to outstanding.
Expected Volatility –The expected volatility has been based on the historical volatility for the Company’s shares.
Dividend Yield – The dividend yield has been based on historical experience and expected future changes on dividend payouts. The Company does not expect to declare or pay dividends on its common stock within the foreseeable future.
Restricted Stock

Below is a summary of the restricted stock activity in the Plans for the years ended December 31, 2015:

	2015
	Shares	Weighted Average Grant-Date Fair Value per share
Unvested at the beginning of the year	—	$—
Granted	60,000	15.46
Vested	—	—
Unvested at the end of the year	60,000	$15.46

Compensation expense of $260,000 was recorded related to the above restricted stock grants for the year ended December 31, 2015. Restricted stock awards are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed. The total grant date fair value of awards was $927,500 for 2015 awards. At December 31, 2015, unrecognized compensation expense related to restricted stock is approximately $689,000.

INDEX

Other Plans

Salary Continuation Plan—The Bank implemented a non-qualified supplemental retirement plan in 2006 (the “Salary Continuation Plan”) for certain executive officers of the Bank.  The Salary Continuation Plan is unfunded.

Directors’ Deferred Compensation Plan—The Bank created a Directors’ Deferred Compensation Plan in September 2006 which allows directors to defer board of directors’ fees.  In addition, the Company contributes to the plan $4,000 per year for non-executive directors that do not receive Company provided long-term care insurance. The deferred compensation is credited with interest by the Bank at prime minus one percent and the accrued liability is payable upon retirement or resignation.  The Directors’ Deferred Compensation Plan is unfunded.

The amounts expensed in 2015, 2014, and 2013 for all of these plans amounted to $555,000 and $461,000, and 255,724 respectively.  As of December 31, 2015, 2014, and 2013, $5.4 million, $4.0 million, and $4.4 million, respectively, were recorded in other liabilities on the consolidated statements of condition for each of these plans.

INDEX

17. Financial Instruments with Off-Balance Sheet Risk

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

The Company maintains an allowance for credit losses to provide for commitments related to loans associated with undisbursed loan funds and unused lines of credit.  The allowance for these commitments was $603,000 at December 31, 2015 and $397,000 at December 31, 2014.

The Company’s commitments to extend credit at December 31, 2015 were $415 million and $355.0 million at December 31, 2014.  The 2015 balance is primarily composed of $200 million of undisbursed commitments for C&I loans.

18. Fair Value of Financial Instruments

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

INDEX

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2015 and December 31, 2014.
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

Loans Held for Investment – The fair value of loans, other than loans on nonaccrual status, was estimated by discounting the remaining contractual cash flows using the estimated current rate at which similar loans would be made to borrowers with similar credit risk characteristics and for the same remaining maturities, reduced by deferred net loan origination fees and the allocable portion of the allowance for loan losses. Accordingly, in determining the estimated current rate for discounting purposes, no adjustment has been made for any change in borrowers’ credit risks since the origination of such loans. Rather, the allocable portion of the allowance for loan losses is considered to provide for such changes in estimating fair value. As a result, this fair value is not necessarily the value which would be derived using an exit price. These loans are included within Level 3 of the fair value hierarchy.

INDEX

Loans Held for Sale – The fair values of LHFS are based on quoted market prices, where available, or are determined by discounting estimated cash flows using interest rates approximating the Corporation’s current origination rates for similar loans adjusted to reflect the inherent credit risk. The borrower-specific credit risk is embedded within the quoted market prices or is implied by considering loan performance when selecting comparables.

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

INDEX

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2015 and 2014.

	At December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$78,417	$78,417	$—	$—	$78,417
Securities available for sale	280,273	—	280,273	—	280,273
Federal Reserve Bank and FHLB stock, at cost	22,292	—	22,292	—	22,292
Loans held for sale, net	8,565	—	9,507	—	9,507
Loans held for investment, net	2,236,998	—	—	2,244,936	2,244,936
Accrued interest receivable	9,315	9,315	—	—	9,315
Liabilities:
Deposit accounts	2,195,123	1,674,148	521,291	—	2,195,439
FHLB advances	148,000	—	148,036	—	148,036
Other borrowings	48,125	—	49,156	—	49,156
Subordinated debentures	70,310	—	68,675	—	68,675
Accrued interest payable	206	206	—	—	206

	At December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$110,925	$110,925	$—	$—	$110,925
Securities available for sale	201,638	—	201,638	—	201,638
Federal Reserve Bank and FHLB stock, at cost	17,067	—	17,067	—	17,067
Loans held for investment, net	1,616,422	—	—	2,116,719	2,116,719
Accrued interest receivable	7,131	7,131	—	—	7,131
Liabilities:
Deposit accounts	1,630,826	1,216,847	519,898	—	1,736,745
FHLB advances	70,000	—	70,025	—	70,025
Other borrowings	46,643	—	48,312	—	48,312
Subordinated debentures	70,310	—	33,456	—	33,456
Accrued interest payable	209	209	—	—	209

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows.  The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost.  As such, the Company records impaired loans as non-recurring Level 3 when the fair value of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3.  At December 31, 2015, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

INDEX

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

The following fair value hierarchy tables present information about the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	At December 31, 2015
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$—	$130,245	$—	$130,245
Collateralized mortgage obligation	$—	$24,543	$—	$24,543
Mortgage-backed securities	$—	$125,485	$—	$125,485
Total securities available for sale:	$—	$280,273	$—	$280,273

	At December 31, 2014
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$—	$89,661	$—	$89,661
Collateralized mortgage obligation	$—	$6,862	$—	$6,862
Mortgage-backed securities	$—	$105,115	$—	$105,115
Total securities available for sale:	$—	$201,638	$—	$201,638

The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis at the dates indicated:

	At December 31, 2015
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Collateral dependent impaired loans	$—	$—	$1,322	$1,322
Other real estate owned	—	—	1,161	1,161
Total assets	$—	$—	$2,483	$2,483

INDEX

	At December 31, 2014
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Collateral dependent impaired loans	$—	$—	$921	$921
Other real estate owned	—	—	1,037	1,037
Total assets	$—	$—	$1,958	$1,958

The following table presents quantitative information about level 3 of fair value measurements for financial instruments measured at fair value on a non-recurring basis at the dates indicated:

	December 31, 2015
				Range
	Fair Value	Valuation Technique	Unobservable Inputs	Rate	Maturity (years)	Unobservable Inputs
Collateral dependent impaired loans:
Business loans:
Commercial and industrial	$313	Collateral valuation	Management adjustment to reflect current conditions and selling costs	7.50%	6	0-10
Franchise	168	Collateral valuation	Management adjustment to reflect current conditions and selling costs	5.70% - 6.70%	7 - 8	0-10
Commercial owner occupied	536	Collateral valuation	Management adjustment to reflect current conditions and selling costs	7.75%	7	0-10
Real estate loans:
Commercial non-owner occupied	214	Collateral valuation	Management adjustment to reflect current conditions and selling costs	6.75%	2 - 12	0-15
One-to-four family	70	Collateral valuation	Management adjustment to reflect current conditions and selling costs	9.00% - 15.00%	5 - 16	0-10
Land	21	Collateral valuation	Management adjustment to reflect current conditions and selling costs	13.00%	15	0-10
Total collateral dependent impaired loans	$1,322
Other real estate owned
One-to-four family	$—	Collateral valuation	Management adjustment to reflect current conditions and selling costs	—	—	0-10
Land	1,161	Collateral valuation	Management adjustment to reflect current conditions and selling costs	—	—	0-10
Total other real estate owned	$1,161

INDEX

	At December 31, 2014
				Range
	Fair Value	Valuation Technique	Unobservable Inputs	Rate	Maturity (years)	Unobservable Inputs
Collateral dependent impaired loans:
Business loans:
Commercial owner occupied	$388	Collateral valuation	Management adjustment to reflect current conditions and selling costs	6.75%	7	0-10
Real estate loans:
Commercial non-owner occupied	479	Collateral valuation	Management adjustment to reflect current conditions and selling costs	7.00% - 7.50%	2 - 12	0-15
One-to-four family	54	Collateral valuation	Management adjustment to reflect current conditions and selling costs	8.00% - 15.00%	5 - 16	0-10
Total collateral dependent impaired loans	$921
Other real estate owned
One-to-four family	$285	Collateral valuation	Management adjustment to reflect current conditions and selling costs	—	—	0-10
Land	752	Collateral valuation	Management adjustment to reflect current conditions and selling costs	—	—	0-10
Total other real estate owned	$1,037

19. Earnings Per Share

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

INDEX

A reconciliation of the numerators and denominators used in basic and diluted earnings per share computations is presented in the table below.

	Income/(Loss) (numerator)	Shares (denominator)	Per Share Amount
	(dollars in thousands, except share data)
For the year ended December 31, 2015:
Net income applicable to earnings per share	$25,515
Basic earnings per share: Income available to common stockholders	25,515	21,156,668	$1.21
Effect of dilutive securities: Warrants and stock option plans	—	332,030
Diluted earnings per share: Income available to common stockholders	$25,515	21,488,698	$1.19
For the year ended December 31, 2014:
Net income applicable to earnings per share	$16,616
Basic earnings per share: Income available to common stockholders	16,616	17,046,660	$0.97
Effect of dilutive securities: Warrants and stock option plans	—	297,317
Diluted earnings per share: Income available to common stockholders	$16,616	17,343,977	$0.96
For the year ended December 31, 2013:
Net income applicable to earnings per share	$8,993
Basic earnings per share: Income available to common stockholders	8,993	15,798,885	$0.57
Effect of dilutive securities: Warrants and stock option plans	—	811,069
Diluted earnings per share: Income available to common stockholders	$8,993	16,609,954	$0.54

20. Related Parties

Loans to the Company’s executive officers and directors are made in the ordinary course of business and are made on substantially the same terms as comparable transactions.  At December 31, 2015 the Company had one related party loan outstanding of $2.4 million, which was new for 2015. At December 31, 2014 there were no outstanding loans to executive officers and directors.

At the end of 2015 the Company had related party deposits of $312 million compared to $282 million at the end of 2014. John J. Carona was appointed to the Board of Directors on March 15, 2013, in connection with the Company's acquisition of First Associations Bank ("FAB"). Mr. Carona is the President and Chief Executive Officer of Associations, Inc. ("Associa"), a Texas corporation that specializes in providing management and related services for homeowners associations located accross the United States. At December 31, 2015 and 2014, $310 million and $280 million, respectively, of the related party deposits were attributable to Associa.

INDEX

21. Quarterly Results of Operations (Unaudited)

The following is a summary of selected financial data presented below by quarter for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share data)
For the year ended December 31, 2015:
Interest income	$26,626	$30,071	$29,747	$31,911
Interest expense	2,952	2,978	3,051	3,074
Provision for estimated loan losses	1,830	1,833	1,062	1,700
Noninterest income	1,470	4,380	4,378	4,217
Noninterest expense	20,469	17,214	17,374	18,539
Income tax provision	1,056	4,601	4,801	4,750
Net income	$1,789	$7,825	$7,837	$8,065
Earnings per share:
Basic	$0.09	$0.36	$0.36	$0.38
Diluted	$0.09	$0.36	$0.36	$0.37
For the year ended December 31, 2014:
Interest income	$18,156	$19,314	$21,333	$22,536
Interest expense	1,387	1,533	2,014	2,770
Provision for estimated loan losses	949	1,030	1,284	1,421
Noninterest income	1,918	2,388	4,168	4,903
Noninterest expense	13,541	11,641	13,343	16,468
Income tax provision	1,565	2,855	3,410	2,889
Net income (loss)	$2,632	$4,643	$5,450	$3,891
Earnings per share:
Basic	$0.15	$0.28	$0.32	$0.23
Diluted	$0.15	$0.27	$0.31	$0.23

INDEX

22. Parent Company Financial Information

The Corporation is a California-based bank holding company organized in 1997 as a Delaware corporation and owns 100% of the capital stock of the Bank, its principal operating subsidiary.  The Bank was incorporated and commenced operations in 1983.  Condensed financial statements of the Corporation are as follows:

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF FINANCIAL CONDITION
(Parent company only)
	At December 31,
	2015	2014
	(in thousands)
Assets:
Cash and cash equivalents	$3,412	$18,724
Deferred income taxes	—	3,566
Investment in subsidiaries	359,143	247,669
Other assets	8,502	1,544
Total Assets	$371,057	$271,503
Liabilities:
Subordinated debentures	$70,310	$70,310
Accrued expenses and other liabilities	1,767	1,601
Total Liabilities	72,077	71,911
Total Stockholders’ Equity	298,980	199,592
Total Liabilities and Stockholders’ Equity	$371,057	$271,503

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF OPERATIONS
(Parent company only)
	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Income:
Interest income	$27	$36	$20
Noninterest income	—	2	3
Total income	27	38	23
Expense:
Interest expense	3,937	1,543	307
Noninterest expense	2,831	1,874	2,141
Total expense	6,768	3,417	2,448
Loss before income tax provision	(6,741)	(3,379)	(2,425)
Income tax benefit	(2,783)	(1,275)	(827)
Net loss (parent only)	(3,958)	(2,104)	(1,598)
Equity in net earnings of subsidiaries	29,473	18,720	10,591
Net income	$25,515	$16,616	$8,993

INDEX

PACIFIC PREMIER BANCORP, INC.
SUMMARY STATEMENTS OF CASH FLOWS
(Parent company only)
	For the Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES	(in thousands)
Net income	$25,515	$16,616	$8,993
Adjustments to reconcile net income to cash used in operating activities:
Share-based compensation expense	1,165	514	943
Equity in undistributed earnings of subsidiaries and dividends from the bank	(29,473)	(16,248)	(10,591)
Increase (decrease) in accrued expenses and other liabilities	166	1,560	(39)
Increase (decrease) in current and deferred taxes	3,566	(286)	1,153
Decrease (increase) in other assets	(6,893)	232	(504)
Net cash used in operating activities	(5,954)	2,388	(45)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance cost	—	—	4,560
Repurchase of common stock	(116)	(5,638)	(59)
Proceeds from exercise of options and warrants	758	267	90
Capital contribution to Bank	(10,000)	(40,000)	(8,700)
Proceeds from issuance of subordinated debentures	—	58,834	—
Net cash provided by (used in) financing activities	(9,358)	13,463	(4,109)
Net increase (decrease) in cash and cash equivalents	(15,312)	15,851	(4,154)
Cash and cash equivalents, beginning of year	18,724	2,873	7,027
Cash and cash equivalents, end of year	$3,412	$18,724	$2,873

23. Acquisitions

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

INDEX

The following table represents the assets acquired and liabilities assumed of IDPK as of January 26, 2015 and the provisional fair value adjustments and amounts recorded by the Company in 2015 under the acquisition method of accounting:

	IDPK Book Value	Fair Value Adjustments	Fair Value
	(dollars in thousands)
ASSETS ACQUIRED
Cash and cash equivalents	$10,486	$—	$10,486
Investment securities	56,503	(382)	56,121
Loans, gross	339,502	(6,609)	332,893
Allowance for loan losses	(3,301)	3,301	—
Deferred income taxes	5,266	(472)	4,794
Bank owned life insurance	11,276	—	11,276
Core deposit intangible	904	1,999	2,903
Other assets	3,756	780	4,536
Total assets acquired	$424,392	$(1,383)	$423,009

LIABILITIES ASSUMED
Deposits	335,685	333	336,018
FHLB advances	33,300	—	33,300
Other liabilities	1,916	(120)	1,796
Total liabilities assumed	370,901	213	371,114
Excess of assets acquired over liabilities assumed	$53,491	$(1,596)	51,895
Consideration paid			79,777
Goodwill recognized			$27,882

Infinity Franchise Holdings Acquisition

On November 18, 2013, the Company announced that it had entered into a definitive agreement to acquire privately held Infinity Franchise Holdings, LLC (“Infinity Holdings”) and its wholly owned operating subsidiary Infinity Franchise Capital, LLC (“IFC” and together with Infinity Holdings, “Infinity”), a national lender to franchisees in the quick service restaurant (“QSR”) industry, and other direct and indirect subsidiaries utilized in its business.  The acquisition was completed on January 30, 2014, whereby we acquired $81.0 million in assets, $709,000 in liabilities and paid off their credit facility of $67.6 million.  Infinity had no delinquent loans or adversely classified assets as of the acquisition date.  The acquisition of Infinity further diversified our loan portfolio with commercial and industrial and owner-occupied commercial real estate loans and positively impacted our net interest margin.  The QSR franchisee lending business is a niche market that provides attractive growth opportunities for the Company in the future.  The value of the total consideration paid for the Infinity acquisition was $17.4 million, which consisted of $9.0 million paid in cash and the issuance of 562,469 shares of the Corporation’s stock, which was valued at $16.02 per share as measured by the 10-day average closing price immediately prior to closing of the transaction.

Goodwill in the amount of $5.5 million was recognized in this acquisition.  Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities.  Goodwill recognized in this transaction is deductible for income tax purposes.

INDEX

The following table represents the assets acquired and liabilities assumed of IFC as of January 30, 2014 and the provisional fair value adjustments and amounts recorded by the Company in 2014 under the acquisition method of accounting:

	IFC Book Value	Fair Value Adjustments	Fair Value
	(dollars in thousands)
ASSETS ACQUIRED
Cash and cash equivalents	$555	$—	$555
Loans	78,833	—	78,833
Deferred loan costs	1,082	(1,082)	—
Allowance for loan losses	(268)	268	—
Other assets	776	—	776
Total assets acquired	$80,978	$(814)	$80,164
LIABILITIES ASSUMED
Bank loan	$67,617	$—	$67,617
Accrued compensation	495	—	495
Other liabilities	214	—	214
Total liabilities assumed	68,326	—	68,326
Excess of assets acquired over liabilities assumed	$12,652	$(814)	11,838
Consideration paid			17,360
Goodwill recognized			$5,522

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

INDEX

The following table represents the assets acquired and liabilities assumed of SDTB as of June 25, 2013 and the provisional fair value adjustments and amounts recorded by the Company in 2013 under the acquisition method of accounting:

	SDTB Book Value	Fair Value Adjustments	Fair Value
	(dollars in thousands)
ASSETS ACQUIRED
Cash and cash equivalents	$30,252	$—	$30,252
Investment securities	124,960	(155)	124,805
Loans, gross	42,945	(223)	42,722
Allowance for loan losses	(1,013)	1,013	—
Other real estate owned	752	—	752
Core deposit intangible	—	2,836	2,836
Other assets	9,856	—	9,856
Total assets acquired	$207,752	$3,471	$211,223
LIABILITIES ASSUMED
Deposits	$183,901	$6	$183,907
Deferred tax liability (asset)	(333)	1,507	1,174
Other liabilities	1,823	(729)	1,094
Total liabilities assumed	185,391	784	186,175
Excess of assets acquired over liabilities assumed	$22,361	$2,687	25,048
Consideration paid			30,622
Goodwill recognized			$5,574

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

INDEX

The following table represents the assets acquired and liabilities assumed of FAB as of March 15, 2013, the provisional fair value adjustments and amounts recorded by the Company in 2013 under the acquisition method of accounting:

	FAB Book Value	Fair Value Adjustments	Fair Value
ASSETS ACQUIRED	(dollars in thousands)
Cash and cash equivalents	$167,663	$—	$167,663
Investment securities	219,913	2,478	222,391
Loans, gross	26,264	158	26,422
Allowance for loan losses	(224)	224	—
Core deposit intangible	—	1,930	1,930
Other assets	5,823	—	5,823
Total assets acquired	$419,439	$4,790	$424,229
LIABILITIES ASSUMED
Deposits	$356,737	$81	$356,818
Borrowings	16,905	—	16,905
Deferred tax liability	—	3,918	3,918
Other Liabilities	536	—	536
Total liabilities assumed	374,178	3,999	378,177
Excess of assets acquired over liabilities assumed	$45,261	$791	46,052
Consideration paid			57,906
Goodwill recognized			$11,854

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

There were no purchased credit impaired loans acquired from FAB, SDTB or IFC.  For loans acquired from FAB, SDTB, IFC and IDPK, the contractual amounts due, expected cash flows to be collected, interest component and fair value as of the respective acquisition dates were as follows:

	Acquired Loans
	FAB	SDTB	IFC	IDPK
	(dollars in thousands)
Contractual amounts due	$32,107	$47,251	$98,320	$453,987
Cash flows not expected to be collected	—	—	—	3,795
Expected cash flows	32,107	47,251	98,320	450,192
Interest component of expected cash flows	5,685	4,529	19,487	117,299
Fair value of acquired loans	$26,422	$42,722	$78,833	$332,893

In accordance with generally accepted accounting principles there was no carryover of the allowance for loan losses that had been previously recorded by FAB, SDTB, IFC and IDPK

The operating results of the Company for the twelve months ending December 31, 2015 include the operating results of FAB, SDTB, IFC, and IDPK since their respective acquisition dates.  The following table presents the net interest and other income, net income and earnings per share as if the merger with FAB, SDTB, IFC

INDEX

and IDPK were effective as of January 1, 2015, 2014 and 2013 for the respective year in which each acquisition was closed.  The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had the mergers been completed at the beginning of each respective year. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Unaudited pro forma net interest and other income, net income and earnings per share presented below:

	Twelve months Ended December 31,
	2015	2014	2013
Net interest and other income	$122,426	$110,727	$84,988
Net income	25,862	20,428	11,123
Basic earnings per share	$1.22	$0.95	$0.54
Diluted earnings per share	$1.20	$0.94	$0.52

24. Subsequent Events

Pacific Premier Bancorp, Inc. and Security California Bancorp

On October 2, 2015, the Company announced that it had entered into an agreement to acquire Security California Bancorp (OTCQB: SCAF) ("Security"), the holding company of Security Bank of California, a Riverside, California, based state-chartered bank with six branches located in Riverside County, San Bernardino County and Orange County. The acquisition was completed on January 31, 2016, whereby we acquired $715 million in total assets, $467 million in loans and $635 million in total deposits. Under the terms of the merger agreement, each share of Security common stock was converted into the right to receive 0.9629 shares of Company common stock. The value of the total deal consideration was $120 million, which includes $788,100 of aggregate cash consideration to the holders of Security stock options (based on the excess of $18.75 per share over the average exercise price of $15.58 per share for 248,459 options).

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

INDEX

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, our management believes that, as of December 31, 2015, our internal control over financial reporting was effective.

Vavrinek, Trine, Day & Co., LLP, the independent registered public accounting firm that audited the Company’s financial statements included in the Annual Report, issued an audit report on the Company’s internal control over financial reporting as of, and for the year ended December 31, 2015.  Vavrinek, Trine, Day & Co., LLP’s audit report appears in Item 8 of this Annual Report on Form 10-K.

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

As of the end of the fourth quarter ended December 31, 2015, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

INDEX

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2016 Annual Meeting of Stockholders (the “Proxy Statement”), expected to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2015, under the headings “Corporate Governance;” “Item 1—Election of Directors;” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. The information required by this item with respect to our executive officers is contained in the Proxy Statement under the headings “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

We maintain a Code of Business Conduct and Ethics applicable to our Board of Directors, principal executive officer, and principal financial officer, as well as all of our other employees.  Our Code of Business Conduct and Ethics can be found on our internet website located at www.ppbi.com.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2015, with respect to options outstanding and available under the Company’s active stock incentive plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options/Warrants	Weighted-Average Exercise Price of Outstanding Options/Warrants	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2004 Long-term Incentive Plan	318,355	$8.33	—
Amended and Restated 2012 Stock Long-term Incentive Plan	740,731	$12.64	704,105
Equity compensation plans not approved by security holders	—	—	—
Total Equity Compensation plans	1,059,086	$11.35	704,105

Additional information required by this item is contained in the Proxy Statement under the headings “Principal Holders of Common Stock” and “Security Ownership of Directors and Executives Officers,” which information is incorporated herein by reference.

INDEX

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is contained in the Proxy Statement under the headings “Transactions with Certain Related Persons” and “Item 1—Election of Directors,” which information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the Proxy Statement under the heading “Item 11.  Ratification of the Appointment of Vavrinek, Trine, Day & Co., LLP as the Company’s Independent Auditor for the Fiscal Year Ended December 31, 2015,” which information is incorporated herein by reference.

INDEX

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:
Independent Auditors’ Report.

Consolidated Statements of Financial Condition as of December 31, 2015 and 2014.

Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013.

Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013.

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

2.2	Agreement and Plan of Reorganization, dated as of October 15, 2012, among Pacific Premier Bancorp, Inc., Pacific Premier Bank and First Associations Bank. (2)
2.3	Agreement and Plan of Reorganization, dated as of March 5, 2013, among Pacific Premier Bancorp, Inc., Pacific Premier Bank and San Diego Trust Bank. (3)
2.4	Agreement and Plan of Reorganization, dated as of October 21, 2014, among Pacific Premier Bancorp, Inc., Pacific Premier Bank and Independence Bank. (4)
2.5	Agreement and Plan of Merger and Reorganization, dated as of September 30, 2015, among Pacific Premier Bancorp, Inc. and Security California Bancorp. (5)
3.1	Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc., as amended**
3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (6)
4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (7)
4.2	Indenture from PPBI Trust I (8)
4.3	Form of Subordinated Note Certificate by Pacific Premier Bancorp, Inc. (9)
10.1	2000 Stock Incentive Plan. (10)*
10.2	Amended and Restated Declaration of Trust from PPBI Trust I (8)
10.3	Guarantee Agreement from PPBI Trust I (8)
10.4	2004 Long-Term Incentive Plan (11)*
10.5	Form of 2004 Long-Term Incentive Plan Incentive Stock Option Agreement (12)
10.6	Form of 2004 Long-Term Incentive Plan Nonqualified Stock Option Agreement (12)
10.7	Form of 2004 Long-Term Incentive Plan Restricted Stock Agreement (12)
10.8	Salary Continuation Agreements between Pacific Premier Bank and Steven R. Gardner. (13)*
10.9	Employment Agreement between Pacific Premier Bancorp, Inc. and Pacific Premier Bank and Steven Gardner dated January 1, 2011. (14)*
10.10	Form of 2012 Long-Term Incentive Plan Incentive Stock Option Award Agreement (15)
10.11	Form of 2012 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (15)
10.12	Form of 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (15)
10.13	Amended and Restated Employment Agreement between Pacific Premier Bank and Eddie Wilcox dated April 7, 2014 (16)*
10.14	Amended and Restated Employment Agreement between Pacific Premier Bank and Mike Karr dated April 7, 2014 (16)*
10.15	Employment Agreement between Pacific Premier Bank and Thomas Rice dated April 7, 2014 (16)*
10.16	Issuing and Paying Agency Agreement between Pacific Premier Bancorp, Inc. and U.S. Bank National Associated dated as of August 29, 2014 (9)
10.17	Pacific Premier Bancorp, Inc. Amended and Restated 2012 Long-Term Incentive Plan (17)*
10.18	Employment Agreement between Pacific Premier Bancorp, Inc., Pacific Premier Bank and E. Allen Nicholson dated May 22, 2015 (17)*
10.19	Form of Amended and Restated 2012 Long-Term Incentive Plan Restricted Stock Unit Agreement (18)
21	Subsidiaries of Pacific Premier Bancorp, Inc. (Reference is made to “Item 1. Business” for the required information.)
23	Consent of Vavrinek, Trine, Day and Co., LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document #
101.SCH	XBRL Taxonomy Extension Schema Document #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #
101.LAB	XBRL Taxonomy Extension Label Linkbase Document #
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #

(1)	Incorporated by reference from the Registrant’s Form 8-K/A filed with the SEC on May 3, 2012.
(2)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on October 15, 2012.
(3)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on March 6, 2013.
(4)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on October 22, 2014.
(5)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on October 1, 2015.
(6)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on February 29, 2016.
(7)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Registration No. 333-20497) filed with the SEC on January 27, 1997.
(8)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on May 3, 2004.
(9)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on September 2, 2014.
(10)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on May 1, 2000.
(11)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on April 23, 2004.
(12)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to Form S-8 (Registration No. 333-117857) filed with the SEC on September 3, 2004.
(13)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 19, 2006.
(14)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on January 6, 2011.
(15)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on June 4, 2012.
(16)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on April 10, 2014.
(17)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 28, 2015.
(18)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on February 1, 2016.
*	Management contract or compensatory plan or arrangement.
**	Filed herewith.
#
Attached as Exhibit 101 to this Annual Report on Form 10-K for the period ended December 31, 2015 of Pacific Premier Bancorp., Inc. are the following documents in XBRL (eXtensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2015 and 2014; (ii) Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2014; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.
By:	/s/ Steve Gardner
Steve Gardner
President and Chief Executive Officer

DATED: March 4, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

INDEX

Signature	Title	Date

/s/ Steven R. Gardner	President and Chief Executive Officer (principal executive officer)	March 4, 2016
Steven R. Gardner

/s/ E. Allen Nicholson	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 4, 2016
E. Allen Nicholson

/s/ Jeff C. Jones	Chairman of the Board of Directors	March 4, 2016
Jeff C. Jones

/s/ John D. Goddard	Director	March 4, 2016
John D. Goddard

/s/ Michael L. McKennon	Director	March 4, 2016
Michael L. McKennon

/s/ Kenneth Boudreau	Director	March 4, 2016
Kenneth Boudreau

/s/ Joe Garrett	Director	March 4, 2016
Joe Garrett

/s/ John Carona	Director	March 4, 2016
John Carona

/s/ Cora M. Tellez	Director	March 4, 2016
Cora M. Tellez

/s/ Ayad A. Fargo	Director	March 4, 2016
Ayad A. Fargo

/s/ Zareh H. Sarrafian	Director	March 4, 2016
Zareh H. Sarrafian