Form 10-Q
period 2016-03-31
PACIFIC PREMIER BANCORP INC
filed 2016-05-09
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes [ ] No [X]
The number of shares outstanding of the registrant’s common stock as of May 6, 2016 was 27,548,233.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

ASSETS	March 31, 2016	December 31, 2015	March 31, 2015
	(Unaudited)	(Audited)	(Unaudited)
Cash and due from banks	$18,624	$14,935	$91,412
Interest bearing deposits with financial institutions	174,890	63,482	86,959
Cash and cash equivalents	193,514	78,417	178,371
Interest bearing time deposits with financial institutions	3,944	1,972	—
Investments held to maturity, at amortized cost	9,590	9,642	—
Investment securities available for sale, at fair value	269,711	280,273	280,461
FHLB, FRB and other stock, at cost	25,853	22,292	30,586
Loans held for sale at lower of cost or market	7,281	8,565	—
Loans held for investment	2,851,432	2,254,315	2,131,387
Allowance for loan losses	(18,455)	(17,317)	(13,646)
Loans held for investment, net	2,832,977	2,236,998	2,117,741
Accrued interest receivable	11,862	9,315	8,769
Other real estate owned	1,161	1,161	997
Premises and equipment	11,817	9,248	9,591
Deferred income taxes, net	17,000	11,511	12,815
Bank owned life insurance	39,535	39,245	38,377
Intangible assets	11,145	7,170	8,203
Goodwill	102,085	50,832	51,010
Other assets	25,610	24,005	16,079
TOTAL ASSETS	$3,563,085	$2,790,646	$2,753,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts:
Noninterest bearing checking	$1,064,457	$711,771	$619,763
Interest-bearing:
Checking	160,707	134,999	130,869
Money market/savings	1,096,334	827,378	809,408
Retail certificates of deposit	455,637	365,911	406,649
Wholesale/brokered certificates of deposit	129,129	155,064	76,477
Total interest-bearing	1,841,807	1,483,352	1,423,403
Total deposits	2,906,264	2,195,123	2,043,166
FHLB advances and other borrowings	124,956	196,125	343,434
Subordinated debentures	70,310	70,310	70,310
Accrued expenses and other liabilities	32,661	30,108	22,843
TOTAL LIABILITIES	3,134,191	2,491,666	2,479,753
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 50,000,000 shares authorized; 27,537,233 shares at March 31, 2016, 21,570,746 shares at December 31, 2015, and 21,387,818 shares at March 31, 2015 issued and outstanding	273	215	214
Additional paid-in capital	341,660	221,487	218,528
Retained earnings	85,500	76,946	53,220
Accumulated other comprehensive income, net of tax	1,461	332	1,285
TOTAL STOCKHOLDERS’ EQUITY	428,894	298,980	273,247
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,563,085	$2,790,646	$2,753,000

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
INTEREST INCOME
Loans	$35,407	$30,181	$25,070
Investment securities and other interest-earning assets	2,098	1,730	1,557
Total interest income	37,505	31,911	26,627
INTEREST EXPENSE
Deposits	2,069	1,713	1,606
FHLB advances and other borrowings	325	370	375
Subordinated debentures	910	991	971
Total interest expense	3,304	3,074	2,952
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	34,201	28,837	23,675
PROVISION FOR LOAN LOSSES	1,120	1,700	1,830
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	33,081	27,137	21,845
NONINTEREST INCOME
Loan servicing fees	327	348	344
Deposit fees	842	686	582
Net gain from sales of loans	1,906	2,705	—
Net gain from sales of investment securities	753	(4)	116
Other-than-temporary-impairment loss on investment securities	(207)	—	—
Other income	1,241	482	427
Total noninterest income	4,862	4,217	1,469
NONINTEREST EXPENSE
Compensation and benefits	12,080	10,030	9,522
Premises and occupancy	2,391	2,141	1,829
Data processing and communications	911	715	702
Other real estate owned operations, net	8	7	48
FDIC insurance premiums	382	345	314
Legal, audit and professional expense	865	826	521
Marketing expense	630	519	603
Office and postage expense	481	478	499
Loan expense	403	439	193
Deposit expense	1,019	938	805
Merger-related expense	3,119	407	3,992
CDI amortization	344	345	314
Other expense	1,014	1,349	1,127
Total noninterest expense	23,647	18,539	20,469
NET INCOME BEFORE INCOME TAX	14,296	12,815	2,845
INCOME TAX	5,742	4,750	1,056
NET INCOME	$8,554	$8,065	$1,789
EARNINGS PER SHARE
Basic	$0.33	$0.38	$0.09
Diluted	0.33	0.37	0.09
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	25,555,654	21,510,746	20,091,924
Diluted	25,952,184	21,941,035	20,382,832

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2015
Net income	$8,554	$8,065	$1,789
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period, net of income taxes (1)	1,565	(349)	835
Reclassification adjustment for net gain on sale of securities included in net income, net of income taxes (2)	(436)	2	(68)
Net unrealized gain on securities, net of income taxes	1,129	(347)	767
Comprehensive income	$9,683	$7,718	$2,556
______________________________
(1) Income tax (benefit) on the unrealized gains (losses) on securities was $1.1 million for the three months ended March 31, 2016, $(247,000) for the three months ended December 31, 2015, and $584,000 for the three months ended March 31, 2015.
(2) Income tax (benefit) on the reclassification adjustment for net (gains) losses on sale of securities included in net income was $317,000 for the three months ended March 31, 2016, $(2,000) for the three months ended December 31, 2015, and $48,000 for the three months ended March 31, 2015.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2015	21,570,746	$215	$221,487	$76,946	$332	$298,980
Net income	—	—	—	8,554	—	8,554
Other comprehensive income	—	—	—	—	1,129	1,129
Share-based compensation expense	—	—	461	—	—	461
Issuance of restricted stock, net	118,936	—	—	—	—	—
Common stock issued	5,815,051	58	119,325	—	—	119,383
Exercise of stock options	32,500	—	387	—	—	387
Balance at March 31, 2016	27,537,233	$273	$341,660	$85,500	$1,461	$428,894

Balance at December 31, 2014	16,903,884	$169	$147,474	$51,431	$518	$199,592
Net income	—	—	—	1,789	—	1,789
Other comprehensive income	—	—	—	—	767	767
Share-based compensation expense	—	—	200	—	—	200
Common stock issued	4,480,645	45	70,884	—	—	70,929
Warrants exercised	2,456	—	15	—	—	15
Repurchase of common stock	(5,833)	—	(93)	—	—	(93)
Exercise of stock options	6,666	—	48	—	—	48
Balance at March 31, 2015	21,387,818	$214	$218,528	$53,220	$1,285	$273,247

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,554	$1,789
Adjustments to net income:
Depreciation and amortization expense	670	253
Provision for loan losses	1,120	1,830
Share-based compensation expense	461	200
Loss on sale of or write down of other real estate owned	—	40
Amortization of premium/(discounts) on securities held for sale, net	1,057	804
Net accretion of discounts/premiums for loans acquired and deferred loan fees/costs	(2,584)	(371)
Gain on sale of investment securities available for sale	(753)	(116)
Originations of loans held for sale	(18,899)	—
Proceeds from the sales of and principal payments from loans held for sale	22,616	—
Gain on sale of loans	(1,906)	—
Deferred income tax benefit	(325)	—
Change in accrued expenses and other liabilities, net	(5,499)	1,144
Income from bank owned life insurance, net	(290)	(279)
Amortization of core deposit intangible	344	314
Change in accrued interest receivable and other assets, net	4,925	(5,248)
Net cash provided by operating activities	9,491	360
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of loans	—	106,409
Increase in loans, net	(138,358)	(275,937)
Principal payments on securities available for sale	9,676	6,851
Purchase of securities available for sale	—	(40,077)
Proceeds from sale or maturity of securities available for sale	192,809	8,771
Proceeds from the sale of premises and equipment	3,294	—
Purchases of premises and equipment	(2,177)	(525)
(Purchase) redemption of Federal Reserve Bank stock	(465)	506
Purchase of Federal Home Loan Bank of San Francisco stock	(3,096)	(11,656)
Cash acquired in acquisitions	40,156	2,961
Net cash provided by (used in) investing activities	101,839	(202,697)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	74,549	76,322
Change in FHLB advances and other borrowings, net	(71,169)	193,491
Proceeds from exercise of stock options and warrants	387	48
Warrants exercised	—	15
Repurchase of common stock	—	(93)
Net cash provided by financing activities	3,767	269,783
Net increase in cash and cash equivalents	115,097	67,446
Cash and cash equivalents, beginning of year	78,417	110,925
Cash and cash equivalents, end of year	$193,514	$178,371

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$4,182	$3,853
Income taxes paid	136	3,700
Assets acquired (liabilities assumed and capital created) in acquisitions (See Note 4):
Investment securities	190,254	53,752
FHLB and Other Stock	3,671	2,369
Loans	456,158	332,893
Core deposit intangible	4,319	2,903
Deferred income tax	7,069	3,969
Bank owned life insurance	—	11,276
Goodwill	51,252	28,060
Fixed assets	4,356	2,134
Other assets	5,610	1,726
Deposits	(636,591)	(336,018)
Other borrowings	—	(33,300)
Other liabilities	(8,843)	(1,796)
Common stock and additional paid-in capital	(119,383)	(70,929)

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(UNAUDITED)
Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2016, December 31, 2015 and March 31, 2015, the results of its operations and comprehensive income for the three months ended March 31, 2016, December 31, 2015 and March 31, 2015 and the changes in stockholders’ equity and cash flows for the three months ended March 31, 2016 and 2015. Operating results or comprehensive income for the three months ended March 31, 2016 are not necessarily indicative of the results or comprehensive income that may be expected for any other interim period or the full year ending December 31, 2016.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”).

The Company accounts for its investments in its wholly owned special purpose entity, PPBI Trust I, under the equity method whereby the subsidiary’s net earnings are recognized in the Company’s statement of operations.

Note 2 – Recently Issued Accounting Pronouncements

Accounting Standards Adopted in 2016

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-03, Intangibles-Goodwill and Other (Topic 350); Business Combinations (Topic 805); Consolidation (Topic 810); Derivatives and Hedging (Topic 815): Effective Date and Transition Guidance. The amendments make the guidance in ASU’s 2014-02, 2014-03, 2014-07 and 2014-08 effective immediately by removing their effective dates. Subsequent changes to an accounting policy election requires justification under Topic 250, Accounting Changes and Error Corrections. The Update became effective immediately and the Company adopted the provisions of ASU 2016-03 immediately. The adoption of this guidance had no impact on the Company’s Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments change the balance sheet presentation for debt issuance costs. Under the new guidance, debt issuance costs should be reported as a deduction from debt liabilities rather than as a deferred charge classified as an asset. The Update is effective for us in first quarter 2016 with retrospective application. Early adoption is permitted. The Company adopted the provisions of ASU 2015-03 effective January 1, 2016. The adoption of this guidance had no impact on the Company’s Consolidated Financial Statements.

Accounting Standards Pending Adoption

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting. The amendments simplify several aspects of the accounting for share-based payment award transactions, including accounting for excess tax benefits and tax deficiencies, classifying excess tax benefits on the statement of cash flows, accounting for forfeitures, classifying awards that permit share repurchases to satisfy statutory tax-withholding requirements and classifying tax payments on behalf of employees on the statement of cash flows. For public business entities, the amendment is effective for annual periods beginning after December 15, 2016 and interim period within those annual periods. Early adopt is permitted for any organization in any interim or annual period. The Company is currently evaluating the effects of ASU 2016-09 on its financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net). The amendments address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. The amendments affect the guidance in ASU 2014-09, Revenue from Contracts with Customers, which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition of ASU 2014-09, which will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amendments eliminate the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. As result, when an investment qualifies for the equity method, the equity method investor will add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of account as of the date the investment becomes qualified for equity method accounting. The amendments further require unrealized holding gains or losses in accumulated other comprehensive income related to an available-for-sale security that becomes eligible for the equity method to be recognized in earnings as of the date on which the investment qualifies for the equity method. The amendments are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendments clarify the required steps to be taken when assessing whether the economic characteristics and risks of call/put options are clearly and closely related to those of their debt hosts - which is one of the criteria for bifurcating an embedded derivative. The Update is effective for public business entities for fiscal years beginning after December 31, 2016, including interim periods within those years. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments clarify that a change in the counterparty to a derivative instrument designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria remain the same. The Update is effective for public business entities for fiscal years beginning after December 31, 2016, including interim periods within those years. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard is being issued to increase the transparency and comparability around lease obligations. Previously unrecorded off-balance sheet obligations will now be brought more prominently to light by presenting lease liabilities on the face of the balance sheet, accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. The Update is generally effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2016-02 on its financial statements and disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Changes made to the current measurement model primarily affect the accounting for equity securities with readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The Update also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. This Update is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2016-01 on its financial statements and disclosures.

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

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses, the fair value of stock-

based compensation awards, the fair values of financial instruments and the status of contingencies are particularly subject to change.

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

Security California Bancorp Acquisition

On January 31, 2016, the Company completed its acquisition of Security California Bancorp (“SCAF”) whereby we acquired $714 million in total assets, $456 million in loans and $637 million in total deposits. Under the terms of the merger agreement, each share of Security common stock was converted into the right to receive 0.9629 shares of the Corporation’s common stock. The value of the total deal consideration was $120 million, which includes $788,000 of aggregate cash consideration to the holders of SCAF stock options and the issuance of 5,815,051 shares of the Corporation’s common stock, valued at $119.4 million based on a closing stock price of $20.53 per share on January 29, 2016.

SCAF was the holding company of Security Bank of California, a Riverside, California, based state-chartered bank with six branches located in Riverside County, San Bernardino County and Orange County.

Goodwill in the amount of $51.3 million was recognized in the SCAF acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill recognized in this transaction is not deductible for income tax purposes.

The following table represents the assets acquired and liabilities assumed of SCAF as of January 31, 2016 and the provisional fair value adjustments and amounts recorded by the Company in 2016 under the acquisition method of accounting:

	SCAF Book Value	Fair Value Adjustments	Fair Value
ASSETS ACQUIRED	(dollars in thousands)
Cash and cash equivalents	$40,947	$—	$40,947
Interest bearing deposits with financial institutions	1,972	—	1,972
Investment securities	191,881	(1,627)	190,254
Loans, gross	467,197	(11,039)	456,158
Allowance for loan losses	(7,399)	7,399	—
Fixed assets	5,335	(979)	4,356
Core deposit intangible	493	3,826	4,319
Deferred tax assets	5,618	1,451	7,069
Other assets	10,589	(1,308)	9,281
Total assets acquired	$716,633	$(2,277)	$714,356
LIABILITIES ASSUMED
Deposits	$636,450	$141	$636,591
Other Liabilities	9,063	(220)	8,843
Total liabilities assumed	645,513	(79)	645,434
Excess of assets acquired over liabilities assumed	$71,120	$(2,198)	68,922
Consideration paid			120,174
Goodwill recognized			$51,252

Independence Bank Acquisition

On January 26, 2015, the Company completed its acquisition of Independence Bank (“IDPK”) in exchange for consideration valued at $79.8 million, which consisted of $6.1 million of cash consideration for IDPK common stockholders, $1.5 million of aggregate cash consideration to the holders of IDPK stock options and warrants, $1.3 million fair market value of warrants assumed and the issuance of 4,480,645 shares of the Corporation’s common stock, which was valued at $70.9 million based on the closing stock price of the Corporation’s common stock on January 26, 2015 of $15.83 per share.

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

The following table represents the assets acquired and liabilities assumed of IDPK as of January 26, 2015 and the fair value adjustments and amounts recorded by the Company in 2015 under the acquisition method of accounting:

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

For loans acquired from SCAF and IDPK, the contractual amounts due, expected cash flows to be collected, interest component and fair value as of the respective acquisition dates were as follows:

	Acquired Loans
	SCAF	IDPK
	(dollars in thousands)
Contractual amounts due	$539,806	$453,987
Cash flows not expected to be collected	2,765	3,795
Expected cash flows	537,041	450,192
Interest component of expected cash flows	80,883	117,299
Fair value of acquired loans	$456,158	$332,893

In accordance with generally accepted accounting principles, there was no carryover of the allowance for loan losses that had been previously recorded by SCAF or IDPK.

The operating results of the Company for the three months ending March 31, 2016 include the operating results of SCAF and IDPK since their respective acquisition dates. The operating results of the Company for the three months ending March 31, 2015 include the operating results of IDPK since its acquisition date. The following table presents the net interest and other income, net income and earnings per share as if the acquisitions of SCAF and IDPK were effective as of January 1, 2016 and 2015. There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Net interest and other income	$40,090	$38,296	$30,570
Net income	6,583	8,612	1,993
Basic earnings per share	0.26	0.31	0.07
Diluted earnings per share	0.25	0.31	0.07

Note 5 – Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	March 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale:
Municipal bonds	$123,484	$2,426	$(28)	$125,882
Collateralized mortgage obligation	23,805	70	(9)	23,866
Mortgage-backed securities	119,939	499	(475)	119,963
Total available-for-sale	267,228	2,995	(512)	269,711
Held-to-maturity:
Mortgage-backed securities	8,361	22	—	8,383
Other	1,229	—	—	1,229
Total held-to-maturity	9,590	22	—	9,612
Total securities	$276,818	$3,017	$(512)	$279,323

	December 31, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale:
Municipal bonds	$128,546	$1,796	$(97)	$130,245
Collateralized mortgage obligation	24,722	4	(183)	24,543
Mortgage-backed securities	126,443	153	(1,111)	125,485
Total available-for-sale	279,711	1,953	(1,391)	$280,273
Held-to-maturity:
Mortgage-backed securities	8,400	—	(70)	8,330
Other	1,242	—	—	1,242
Total held-to-maturity	9,642	—	(70)	9,572
Total securities	$289,353	$1,953	$(1,461)	$289,845

	March 31, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale:
Municipal bonds	$103,997	$1,718	$(192)	105,523
Collateralized mortgage obligation	11,204	84	—	11,288
Mortgage-backed securities	163,077	1,013	(440)	163,650
Total available-for-sale	$278,278	$2,815	$(632)	$280,461

At March 31, 2016, mortgage-backed securities (“MBS”) with an estimated par value of $61.6 million and a fair value of $63.8 million were pledged as collateral for the Bank’s three reverse repurchase agreements which totaled $28.5 million and homeowner’s association (“HOA”) reverse repurchase agreements which totaled $16.5 million.

The Company reviews individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to contractual terms of the debt security not impaired at acquisition, an OTTI shall be considered to have occurred. If an OTTI occurs, the cost basis of the security will be written down to its fair value as the new cost basis and the write down accounted for as a realized loss. The Company realized OTTI losses of $207,000 for the three months ended March 31, 2016. The Company did not realize any OTTI losses for the three months ended December 31, 2015 and March 31, 2015.

During the three months ended March 31, 2016, December 31, 2015 and March 31, 2015, the Company recognized gross gains on sales of available-for-sale securities in the amount of $762,000, $1,000 and $117,000, respectively. During the three months ended March 31, 2016, December 31, 2015 and March 31, 2015, the Company recognized gross losses on sales of available-for-sale securities in the amount of $9,000, $5,000 and $1,000, respectively. The Company had net proceeds from the sale of available-for-sale securities of $185 million, $677,000 and $7.2 million during the three months ended March 31, 2016, December 31, 2015 and March 31, 2015, respectively.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	March 31, 2016
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Available-for-sale:
Municipal bonds	12	$6,251	$(28)	—	$—	$—	12	$6,251	$(28)
Collateralized mortgage obligation	2	9,318	(9)	—	—	—	2	9,318	(9)
Mortgage-backed securities	10	23,289	(140)	7	22,444	(335)	17	45,733	(475)
Total securities available-for-sale	24	$38,858	$(177)	7	$22,444	$(335)	31	$61,302	$(512)

	December 31, 2015
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Available-for-sale:
Municipal bonds	32	$15,516	$(61)	6	$3,349	$(36)	38	$18,865	$(97)
Collateralized mortgage obligation	5	22,771	(183)	—	—	—	5	22,771	(183)
Mortgage-backed securities	34	83,488	(679)	3	12,935	(432)	37	96,423	(1,111)
Total securities available-for-sale	71	121,775	(923)	9	16,284	(468)	80	138,059	(1,391)
Held-to-maturity:
Mortgage-backed securities	1	8,330	(70)	—	—	—	1	8,330	(70)
Total securities held-to-maturity	1	8,330	(70)	—	—	—	1	8,330	(70)
Total securities	72	$130,105	$(993)	9	$16,284	$(468)	81	$146,389	$(1,461)

	March 31, 2015
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Available-for-sale:
Municipal bonds	48	$20,818	$(179)	3	$1,073	$(13)	51	$21,891	$(192)
Collateralized mortgage obligation	1	4,622	—	—	—	—	1	4,622	—
Mortgage-backed securities	9	17,235	(66)	3	15,111	(374)	12	32,346	(440)
Total securities available-for-sale	58	$42,675	$(245)	6	$16,184	$(387)	64	$58,859	$(632)

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2016, by contractual maturity are shown in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available-for-sale:
Municipal bonds	$1,422	$1,423	$27,576	$27,886	$43,199	$44,398	$51,287	$52,175	$123,484	$125,882
Collateralized mortgage obligation	—	—	—	—	—	—	23,805	23,866	23,805	23,866
Mortgage-backed securities	—	—	—	—	29,014	29,196	90,925	90,767	119,939	119,963
Total securities available-for-sale	1,422	1,423	27,576	27,886	72,213	73,594	166,017	166,808	267,228	269,711
Held-to-maturity:
Mortgage-backed securities	—	—	—	—	—	—	8,361	8,383	8,361	8,383
Other	—	—	—	—	—	—	1,229	1,229	1,229	1,229
Total securities held-to-maturity	—	—	—	—	—	—	9,590	9,612	9,590	9,612
Total securities	$1,422	$1,423	$27,576	$27,886	$72,213	$73,594	$175,607	$176,420	$276,818	$279,323

Unrealized gains and losses on investment securities available for sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At March 31, 2016, the Company had accumulated other comprehensive income of $2.5 million, or $1.5 million net of tax, compared to accumulated other comprehensive income of $562,000, or $332,000 net of tax, at December 31, 2015.

FHLB, FRB and other stock

At March 31, 2016, the Company had $14.4 million in Federal Home Loan Bank (“FHLB”) stock, $7.9 million in Federal Reserve Bank of San Francisco (“FRB”) stock, and $3.6 million in other stock, all carried at cost. During the three months ended March 31, 2016 and December 31, 2015, FHLB did not repurchase any of the Company’s excess FHLB stock through their stock repurchase program. During the three months ended March 31, 2015, FHLB had repurchased $5.9 million of the Company’s excess FHLB stock through their stock repurchase program. The Company evaluates its investments in FHLB and other stock for impairment periodically, including their capital adequacy and overall financial condition. No impairment losses have been recorded through March 31, 2016.

Note 6 – Loans Held for Investment

The following table sets forth the composition of our loan portfolio in dollar amounts at the dates indicated:

	March 31, 2016	December 31, 2015	March 31, 2015
	(in thousands)
Business loans:
Commercial and industrial	$491,112	$309,741	$276,321
Franchise	371,875	328,925	216,544
Commercial owner occupied (1)	424,289	294,726	279,704
SBA	78,350	62,256	49,855
Warehouse facilities	1,394	143,200	216,554
Real estate loans:
Commercial non-owner occupied	522,080	421,583	452,422
Multi-family	619,485	429,003	397,130
One-to-four family (2)	106,854	80,050	116,735
Construction	218,069	169,748	111,704
Land	18,222	18,340	7,243
Other loans	6,045	5,111	6,641
Total gross loans (3)	2,857,775	2,262,683	2,130,853
Less Loans held for sale, net	7,281	8,565	—
Total gross loans held for investment	2,850,494	2,254,118	2,130,853
Less:
Deferred loan origination costs/(fees) and premiums/(discounts), net	938	197	534
Allowance for loan losses	(18,455)	(17,317)	(13,646)
Loans held for investment, net	$2,832,977	$2,236,998	$2,117,741
______________________________
(1) Majority secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans for March 31, 2016 are net of the unaccreted mark-to-market discounts on Canyon National Bank (“Canyon National“) loans of $121,000, on Palm Desert National Bank (“Palm Desert National”) loans of $877,000, on First Associations Bank (“FAB”) loans of $4,000, on San Diego Trust Bank (“SDTB”) loans of $105,000, on Independence Bank (“IDPK”) loans of $3.3 million and on Security California Bancorp (“SCAF”) loans of $10.7 million.

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

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus and likewise in excess of 15% for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $125.2 million for secured loans and $75.0 million for unsecured loans at March 31, 2016. At March 31, 2016, the Bank’s largest aggregate outstanding balance of loans to one borrower was $26.4 million of secured credit.

Purchased Credit Impaired

The following table provides a summary of the Company’s investment in purchased credit impaired loans, acquired from Canyon National Bank, IDPK and SCAF as of the period indicated:

	March 31, 2016
	Canyon National	IDPK	SCAF	Total
	(in thousands)
Business loans:
Commercial and industrial	$89	$183	$4,530	$4,802
Commercial owner occupied	523	332	1,138	1,993
Real estate loans:
Commercial non-owner occupied	894	648	—	1,542
One-to-four family	—	—	817	817
Other loans	—	—	441	441
Total purchase credit impaired	$1,506	$1,163	$6,926	$9,595

On the acquisition date, the amount by which the undiscounted expected cash flows of the purchased credit impaired loans exceed the estimated fair value of the loan is the “accretable yield.” The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the purchased credit impaired loan. At March 31, 2016, the Company had $9.6 million of purchased credit impaired loans, of which $1.8 million were placed on nonaccrual status.

The following table summarizes the accretable yield on the purchased credit impaired loans for the three months ended March 31, 2016:

	Three Months Ended
	March 31, 2016
	Canyon National	IDPK	SCAF	Total
	(in thousands)
Balance at the beginning of period	$1,130	$1,596	$—	$2,726
Accretable yield at acquisition	—	—	788	788
Accretion	(49)	(4)	(76)	(129)
Disposals and other	—	(323)	—	(323)
Change in accretable yield	—	192	—	192
Balance at the end of period	1,081	1,461	712	3,254

Impaired Loans

The following tables provide a summary of the Company’s investment in impaired loans as of the period indicated:

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
March 31, 2016
Business loans:
Commercial and industrial	$373	$306	$—	$306	$—	$308	$5
Franchise	2,394	1,630	1,461	169	731	1,629	27
Commercial owner occupied	870	507	—	507	—	518	9
SBA	414	69	—	69	—	23	—
Real estate loans:
Commercial non-owner occupied	—	—	—	—	—	143	2
One-to-four family	556	523	—	523	—	251	5
Land	37	19	—	19	—	20	1
Totals	$4,644	$3,054	$1,461	$1,593	$731	$2,892	$49

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
December 31, 2015
Business loans:
Commercial and industrial	$578	$313	$—	$313	$—	$90	$29
Franchise	2,394	1,630	1,461	169	731	1,386	3
Commercial owner occupied	883	536	—	536	—	415	67
Real estate loans:
Commercial non-owner occupied	329	214	—	214	—	430	19
One-to-four family	98	70	—	70	—	204	5
Land	37	21	—	21	—	13	—
Totals	$4,319	$2,784	$1,461	$1,323	$731	$2,543	$123

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
March 31, 2015
Business loans:
Franchise	$2,225	$1,853	$—	$1,853	$—	$618	$—
Commercial owner occupied	438	379	—	379	—	382	7
Real estate loans:
Commercial non-owner occupied	698	458	—	458	—	465	12
One-to-four family	254	232	—	232	—	234	5
Totals	$3,615	$2,922	$—	$2,922	$—	$1,699	$24

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

The following table provides additional detail on the components of impaired loans at the period end indicated:

	March 31, 2016	December 31, 2015	March 31, 2015
	(in thousands)
Nonaccruing loans	$3,054	$2,736	$2,742
Accruing loans	—	48	180
Total impaired loans	$3,054	$2,784	$2,922

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

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest. The Company had impaired loans on nonaccrual status of $3.1 million at March 31, 2016, $2.7 million at December 31, 2015, and $2.7 million at

March 31, 2015. The Company had no loans 90 days or more past due and still accruing at March 31, 2016, December 31, 2015 or March 31, 2015.

The Company had no TDRs at March 31, 2016, December 31, 2015, or March 31, 2015. In addition, the Company had no foreclosed residential real estate property or a recorded investment in consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of March 31, 2016.

Concentration of Credit Risk

As of March 31, 2016, the Company’s loan portfolio was collateralized by various forms of real estate and business assets located predominately in California. The Company’s loan portfolio contains concentrations of credit in multi-family real estate, commercial non-owner occupied real estate and commercial owner occupied business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and continues to diversify its loan portfolio through loan originations, purchases and sales to meet approved concentration levels. While management believes that the collateral presently securing these loans is adequate, there can be no assurances that a significant deterioration in the California real estate market or economy would not expose the Company to significantly greater credit risk.

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

The following tables stratify the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of the periods indicated:

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
March 31, 2016	(in thousands)
Business loans:
Commercial and industrial	$481,770	$2,977	$6,365	$—	$491,112
Franchise	370,245	—	169	1,461	371,875
Commercial owner occupied	413,627	2,029	8,633	—	424,289
SBA	78,280	—	70	—	78,350
Warehouse facilities	1,394	—	—	—	1,394
Real estate loans:					0
Commercial non-owner occupied	520,248	—	1,832	—	522,080
Multi-family	616,620	—	2,865	—	619,485
One-to-four family	104,608	—	2,246	—	106,854
Construction	218,069	—	—	—	218,069
Land	18,203	—	19	—	18,222
Other loans	5,604	—	441	—	6,045
Totals	$2,828,668	$5,006	$22,640	$1,461	$2,857,775

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
December 31, 2015	(in thousands)
Business loans:
Commercial and industrial	$306,513	$73	$3,155	$—	$309,741
Franchise	327,295	—	169	1,461	328,925
Commercial owner occupied	286,270	627	7,829	—	294,726
SBA	62,256	—	—	—	62,256
Warehouse facilities	143,200	—	—	—	143,200
Real estate loans:					—
Commercial non-owner occupied	418,917	—	2,666	—	421,583
Multi-family	425,616	—	3,387	—	429,003
One-to-four family	78,997	—	1,053	—	80,050
Construction	169,748	—	—	—	169,748
Land	18,319	—	21	—	18,340
Other loans	5,111	—	—	—	5,111
Totals	$2,242,242	$700	$18,280	$1,461	$2,262,683

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
March 31, 2015	(in thousands)
Business loans:
Commercial and industrial	$268,285	$1,250	$6,786	$—	$276,321
Franchise	214,690	—	1,854	—	216,544
Commercial owner occupied	268,038	—	11,666	—	279,704
SBA	49,855	—	—	—	49,855
Warehouse facilities	216,554	—	—	—	216,554
Real estate loans:
Commercial non-owner occupied	446,900	—	5,522	—	452,422
Multi-family	391,690	1,954	3,486	—	397,130
One-to-four family	115,780	—	955	—	116,735
Construction	111,469	—	235	—	111,704
Land	7,243	—	—	—	7,243
Other loans	6,641	—	—	—	6,641
Totals	$2,097,145	$3,204	$30,504	$—	$2,130,853

The following tables set forth delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
March 31, 2016	(in thousands)
Business loans:
Commercial and industrial	$490,796	$—	$—	$316	$491,112	$498
Franchise	370,245	—	—	1,630	371,875	1,630
Commercial owner occupied	424,289	—	—	—	424,289	839
SBA	78,104	246	—	—	78,350	69
Warehouse facilities	1,394	—	—	—	1,394	—
Real estate loans:
Commercial non-owner occupied	522,080	—	—	—	522,080	428
Multi-family	619,485	—	—	—	619,485	—
One-to-four family	105,619	1	—	1,234	106,854	1,340
Construction	218,069	—	—	—	218,069	—
Land	18,203	—	—	19	18,222	19
Other loans	6,045	—	—	—	6,045	—
Totals	$2,854,329	$247	$—	$3,199	$2,857,775	$4,823

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
December 31, 2015	(in thousands)
Business loans:
Commercial and industrial	$309,464	$20	$—	$257	$309,741	$463
Franchise	327,295	—	—	1,630	328,925	1,630
Commercial owner occupied	294,371	—	355	—	294,726	536
SBA	62,256	—	—	—	62,256	—
Warehouse facilities	143,200	—	—	—	143,200	—
Real estate loans:
Commercial non-owner occupied	421,369	214	—	—	421,583	1,164
Multi-family	429,003	—	—	—	429,003	—
One-to-four family	79,915	89	—	46	80,050	155
Construction	169,748	—	—	—	169,748	—
Land	18,319	—	—	21	18,340	21
Other loans	5,111	—	—	—	5,111	1
Totals	$2,260,051	$323	$355	$1,954	$2,262,683	$3,970

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
March 31, 2015	(in thousands)
Business loans:
Commercial and industrial	$275,850	$146	$—	$325	$276,321	$601
Franchise	214,691	—	—	1,853	216,544	1,854
Commercial owner occupied	278,953	349	375	27	279,704	527
SBA	49,855	—	—	—	49,855	—
Warehouse facilities	216,554	—	—	—	216,554	—
Real estate loans:
Commercial non-owner occupied	452,422	—	—	—	452,422	1,602
Multi-family	397,130	—	—	—	397,130	—
One-to-four family	116,533	149	—	53	116,735	79
Construction	111,704	—	—	—	111,704	—
Land	7,243	—	—	—	7,243	—
Other loans	6,640	1	—	—	6,641	—
Totals	$2,127,575	$645	$375	$2,258	$2,130,853	$4,663

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

The Company’s base ALLL factors are determined by management using the Bank’s annualized actual trailing charge-off data over intervals ranging from 84, 72, 36, 24, 12 and 6 months. Adjustments to those base factors are made for relevant internal and external factors. Those factors may include:

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

The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio as of and for the three months ended for the periods indicated:

	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Warehouse Facilities	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)
Balance, December 31, 2015	$3,449	$3,124	$1,870	$1,500	$759	$2,048	$1,583	$698	$2,030	$233	$23	$17,317
Charge-offs	—	—	—	—	—	—	—	—	—	—	—	—
Recoveries	14	—	—	3	—	—	—	1	—	—	—	18
Provisions for (reduction in) loan losses	(440)	444	95	125	(752)	(151)	1,349	6	474	(29)	(1)	1,120
Balance, March 31, 2016	$3,023	$3,568	$1,965	$1,628	$7	$1,897	$2,932	$705	$2,504	$204	$22	$18,455

Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$731	$—	$—	$—	$—	$—	$—	$—	$—	$—	$731
General portfolio allocation	3,023	2,837	1,965	1,628	7	1,897	2,932	705	2,504	204	22	17,724
Loans individually evaluated for impairment	306	1,630	507	69	—	—	—	523	—	19	—	3,054
Specific reserves to total loans individually evaluated for impairment	—%	44.85%	—%	—%	—%	—%	—%	—%	—%	—%	—%	23.94%
Loans collectively evaluated for impairment	$490,806	$370,245	$423,782	$78,281	$1,394	$522,080	$619,485	$106,331	$218,069	$18,203	$6,045	$2,854,721
General reserves to total loans collectively evaluated for impairment	0.62%	0.77%	0.46%	2.08%	0.50%	0.36%	0.47%	0.66%	1.15%	1.12%	0.36%	0.62%
Total gross loans	$491,112	$371,875	$424,289	$78,350	$1,394	$522,080	$619,485	$106,854	$218,069	$18,222	$6,045	$2,857,775
Total allowance to gross loans	0.62%	0.96%	0.46%	2.08%	0.50%	0.36%	0.47%	0.66%	1.15%	1.12%	0.36%	0.65%

	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Warehouse Facilities	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)
Balance, September 30, 2015	$3,339	$2,224	$1,904	$1,463	$804	$2,121	$1,680	$718	$1,701	$171	$20	$16,145
Charge-offs	(412)	—	—	—	—	(116)	—	(16)	—	—	—	(544)
Recoveries	12	—	—	4	—	—	—	—	—	—	—	16
Provisions for (reduction in) loan losses	510	900	(34)	33	(45)	43	(97)	(4)	329	62	3	1,700
Balance, December 31, 2015	$3,449	$3,124	$1,870	$1,500	$759	$2,048	$1,583	$698	$2,030	$233	$23	$17,317

Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$731	$—	$—	$—	$—	$—	$—	$—	$—	$—	$731
General portfolio allocation	3,449	2,393	1,870	1,500	759	2,048	1,583	698	2,030	233	23	16,586
Loans individually evaluated for impairment	313	1,630	536	—	—	214	—	70	—	21	1	2,785
Specific reserves to total loans individually evaluated for impairment	—%	44.85%	—%	—%	—%	—%	—%	—%	—%	—%	—%	26.25%
Loans collectively evaluated for impairment	$309,428	$327,295	$294,190	$62,256	$143,200	$421,369	$429,003	$79,980	$169,748	$18,319	$5,110	$2,259,898
General reserves to total loans collectively evaluated for impairment	1.11%	0.73%	0.64%	2.41%	0.53%	0.49%	0.37%	0.87%	1.20%	1.27%	0.45%	0.73%
Total gross loans	$309,741	$328,925	$294,726	$62,256	$143,200	$421,583	$429,003	$80,050	$169,748	$18,340	$5,111	$2,262,683
Total allowance to gross loans	1.11%	0.95%	0.63%	2.41%	0.53%	0.49%	0.37%	0.87%	1.20%	1.27%	0.45%	0.77%

	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Warehouse Facilities	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)
Balance, December 31, 2014	$2,646	$1,554	$1,757	$568	$546	$2,007	$1,060	$842	$1,088	$108	$24	$12,200
Charge-offs	(24)	(372)	—	—	—	—	—	—	—	—	—	(396)
Recoveries	12	—	—	—	—	—	—	—	—	—	—	12
Provisions for (reduction in) loan losses	809	558	(155)	(21)	343	124	243	(168)	122	(30)	5	1,830
Balance, March 31, 2015	$3,443	$1,740	$1,602	$547	$889	$2,131	$1,303	$674	$1,210	$78	$29	$13,646

Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
General portfolio allocation	3,443	1,740	1,602	547	889	2,131	1,303	674	1,210	78	29	13,646
Loans individually evaluated for impairment	—	1,853	379	—	—	458	—	232	—	—	—	2,922
Specific reserves to total loans individually evaluated for impairment	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	$276,321	$214,691	$279,325	$49,855	$216,554	$451,964	$397,130	$116,503	$111,704	$7,243	$6,641	$2,127,931
General reserves to total loans collectively evaluated for impairment	1.25%	0.81%	0.57%	1.10%	0.41%	0.47%	0.33%	0.58%	1.08%	1.08%	0.44%	0.64%
Total gross loans	$276,321	$216,544	$279,704	$49,855	$216,554	$452,422	$397,130	$116,735	$111,704	$7,243	$6,641	$2,130,853
Total allowance to gross loans	1.25%	0.80%	0.57%	1.10%	0.41%	0.47%	0.33%	0.58%	1.08%	1.08%	0.44%	0.64%

Note 8 – Subordinated Debentures

In August 2014, the Corporation issued $60 million in aggregate principal amount of 5.75% Subordinated Notes Due 2024 (the “Notes”) in a private placement transaction to institutional accredited investors (the “Private Placement”). The Corporation contributed $50 million of net proceeds from the Private Placement to the Bank to support general corporate purposes. The Notes bear interest at an annual fixed rate of 5.75%, and the first interest payment on the Notes occurred on March 3, 2015, and interest payments have since been paid, and will continue to be payable semiannually each March 3 and September 3 until September 3, 2024. The Notes can only be redeemed, partially or in whole, prior to the maturity date if the notes do not constitute Tier 2 Capital (for purposes of capital adequacy guidelines of the Board of Governors of the Federal Reserve). Outstanding principal and accrued and unpaid interest are due upon early redemption.

In connection with the Private Placement, the Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade ratings of BBB+ and BBB for the Corporation’s senior unsecured debt and subordinated debt, respectively, and a senior deposit rating of A- for the Bank. These ratings were affirmed by KBRA on October 23, 2015.

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10 million of Floating Rate Trust Preferred Securities (“Trust Preferred Securities”) issued by PPBI Trust I in March 2004. The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth. Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 3.37% per annum as of March 31, 2016.

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

The impact of stock options which are anti-dilutive are excluded from the computations of diluted earnings per share. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. The following table sets forth the weighted average number of stock options excluded for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2015

Weighted average stock options excluded	86,044	—	412,748

The following tables set forth the Company’s unaudited earnings per share calculations for the periods indicated:

	Three Months Ended
	March 31, 2016			December 31, 2015			March 31, 2015
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(dollars in thousands, except per share data)
Net income	$8,554			$8,065			$1,789
Basic income available to common stockholders	8,554	25,555,654	$0.33	8,065	21,510,746	$0.38	1,789	20,091,924	$0.09
Effect of dilutive stock option grants and warrants	—	396,530		—	430,289		—	290,908
Diluted income available to common stockholders plus assumed conversions	$8,554	25,952,184	$0.33	8,065	21,941,035	$0.37	$1,789	20,382,832	$0.09

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2016, December 31, 2015 and March 31, 2015.
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

The fair value estimates presented herein are based on pertinent information available to management as of the periods indicated.

	At March 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents and interest bearing deposits with financial institutions	$193,514	$193,514	$—	$—	$193,514
Investments held to maturity	9,590	—	9,590	—	9,590
Investment securities available for sale	269,711	—	269,711	—	269,711
FHLB, FRB, and other stock	25,853	—	25,853	—	25,853
Loans held for sale	7,281	—	8,082	—
Loans held for investment	2,832,977	—	—	2,849,797	2,849,797
Accrued interest receivable	11,862	11,862	—	—	11,862

Liabilities:
Deposit accounts	2,906,264	2,335,497	585,822	—	2,921,319
FHLB advances	80,000	—	80,033	—	80,033
Other borrowings	44,956	—	45,764	—	45,764
Subordinated debentures	70,310	—	68,093	—	68,093
Accrued interest payable	232	232	—	—	232

	At December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$78,417	$78,417	$—	$—	$78,417
Investment securities available for sale	280,273	—	280,273	—	280,273
FHLB, FRB, and other stock	22,292		22,292	—	22,292
Loans held for sale	8,565	—	9,507	—	9,507
Loans held for investment	2,236,998	—	—	2,244,936	2,244,936
Accrued interest receivable	9,315	9,315	—	—	9,315

Liabilities:
Deposit accounts	2,195,123	1,674,148	521,291	—	2,195,439
FHLB advances	148,000	—	148,036	—	148,036
Other borrowings	48,125	—	49,156	—	49,156
Subordinated debentures	70,310	—	68,675	—	68,675
Accrued interest payable	206	206	—	—	206

	At March 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$178,371	$178,371	$—	$—	$178,371
Investment securities available for sale	280,461	—	280,461	—	280,461
FHLB, FRB, and other stock	30,586	30,586	—	—	30,586
Loans held for investment	2,117,741	—	—	2,205,161	2,205,161
Accrued interest receivable	8,769	8,769	—	—	8,769

Liabilities:
Deposit accounts	2,043,166	1,576,056	479,204	—	2,055,260
FHLB advances	300,000	300,031	—	—	300,031
Other borrowings	43,434	—	45,084	—	45,084
Subordinated debentures	70,310	—	69,501	—	69,501
Accrued interest payable	177	177	—	—	177

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost. As such, the Company records impaired loans as Level 3. At March 31, 2016, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

The following fair value hierarchy table presents information about the Company’s financial instruments measured at fair value on a recurring basis at the dates indicated:

	March 31, 2016
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Available for sale:
Municipal bonds	$—	$125,882	$—	$125,882
Collateralized mortgage obligation	$—	$23,866	$—	$23,866
Mortgage-backed securities	—	119,963	—	119,963
Total securities available for sale	$—	$269,711	$—	$269,711

	March 31, 2015
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Available for sale:
Municipal bonds	$—	$105,523	$—	105,523
Collateralized mortgage obligation	$—	$11,288	$—	11,288
Mortgage-backed securities	—	163,650	—	163,650
Total securities available for sale	$—	$280,461	$—	$280,461

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

The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis as of the periods indicated:

	March 31, 2016
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Collateral dependent impaired loans	$—	$—	$1,593	$1,593
Other real estate owned	—	—	1,161	1,161
Total assets	$—	$—	$2,754	$2,754

	March 31, 2015
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Collateral dependent impaired loans	$—	$—	$2,742	$2,742
Other real estate owned	—	—	997	997
Total assets	$—	$—	$3,739	$3,739

The following table presents quantitative information about Level 3 of fair value measurements for financial instruments measured at fair value on a non-recurring basis for the periods indicated:

	March 31, 2016
			Range
	Fair Value	Valuation Techniques	Rate	Maturity (years)	Unobservable Inputs
Collateral dependent impaired loans:
Business loans:
Commercial and industrial	$306	Collateral valuation	6.25 - 7.50%	2 - 6	0 - 10%
Franchise	169	Collateral valuation	5.70 - 6.70%	8	0 - 10%
Commercial owner occupied	507	Collateral valuation	6.75 - 7.75%	1 - 10	0 - 10%
SBA	69	Collateral valuation	0.06	15	0 - 10%
Real estate loans:
Commercial non-owner occupied	—	Collateral valuation	7.00%	11	0 - 15%
One-to-four family	523	Collateral valuation	7.00 - 15.00%	4 - 14	0 - 10%
Land	19	Collateral valuation	13.00%	15	0 - 10%
Total collateral dependent impaired loans	$1,593

Other real estate owned
Land	$1,161	Collateral valuation	—%	0	0 - 10%
Total other real estate owned	$1,161

	March 31, 2015
			Range
	Fair Value	Valuation Techniques	Rate	Maturity (years)	Unobservable Inputs
Collateral dependent impaired loans:
Business loans:
Franchise	$1,853	Collateral valuation	6.70%	8	0 - 10%
Commercial owner occupied	379	Collateral valuation	6.75%	7	0 - 10%
Real estate loans:
Commercial non-owner occupied	458	Collateral valuation	7.00%	12	0 - 15%
One-to-four family	52	Collateral valuation	8.00% - 15.00%	5 - 16	0 - 10%
Total collateral dependent impaired loans	$2,742

Other real estate owned
Land	$711	Collateral valuation	—%	0	0-10%
One-to-four family	$286	Collateral valuation	—%	0	0-10%
Total other real estate owned	$997

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

•
The effect of acquisitions we have made or may make, including, without limitation, the failure to achieve the expected revenue growth or expense savings from such acquisitions, or the failure to effectively integrate an acquisition target into our operations;

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

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking information and statements to reflect actual results or changes in the factors affecting the forward-looking information and statements. For information on the factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our 2015 Annual Report.

Forward-looking information and statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us. Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov.

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Annual Report, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three months ended March 31, 2016 are not necessarily indicative of the results expected for the year ending December 31, 2016.

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

We provide banking services within our targeted markets in California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve. Additionally, through our HOA Banking and Lending and Franchise Capital units we can provide customized cash management, electronic banking services and credit facilities to HOAs, HOA management companies and QSR franchise owners nationwide. Our corporate headquarters are located in Irvine, California. At March 31, 2016, the Bank operated 22 full-service depository branches in California located in the cities of Corona, Encinitas, Huntington Beach, Irvine, Los Alamitos, Murrieta, Newport Beach, Orange, Palm Desert (3), Palm Springs (2), Redlands, Riverside (2), San Bernardino (2), San Diego (2), Seal Beach and Tustin. On April 22, 2016, the Bank closed three branches, as announced in conjunction with the merger with Security Bank of California. Those branches were located in Palm Desert, Riverside, and Tustin. On May 2, 2016,

the Corporation announced the consolidation of three branches into existing branches in close proximity. The Bank anticipates closing one of its branches in San Diego and its Seal Beach branch on July 29, 2016 and closing one of its branches in Palm Springs on August 5, 2016. After these branch closures, the Bank will operate 16 full-service depository branches in California. Through our branches and our web site at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment. We also offer a variety of loan products, including commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans, and home equity loans. The Bank funds its lending and investment activities with retail deposits obtained through its branches, advances from the FHLB, lines of credit, and wholesale and brokered certificates of deposits.

Our principal source of income is the net spread between interest earned on loans and investments and the interest costs associated with deposits and borrowings used to finance the loan and investment portfolios. Additionally, the Bank generates fee income from loan and investment sales and various products and services offered to both depository and loan customers.

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies that govern the application of U.S. GAAP in the preparation of our financial statements. Our significant accounting policies are described in the Notes to the Consolidated Financial Statements in our 2015 Annual Report. There have been no significant changes to our Critical Accounting Policies as described in our 2015 Annual Report.

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

We consider the ALLL to be a critical accounting policy that requires judicious estimates and assumptions in the preparation of our financial statements that is particularly susceptible to significant change. For further information, see “Allowances for Loan Losses” discussed in Note 7 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Note 5 to the Consolidated Financial Statements in our 2015 Annual Report.

SCAF ACQUISITION

Effective January 31, 2016, the Company acquired SCAF, and its wholly-owned bank subsidary, Security Bank of California, a Riverside, California, based state-chartered bank, pursuant to the terms of a definitive agreement entered into by the Corporation and SCAF on October 2, 2015. As a result of the SCAF acquisition, the Bank acquired and recorded at the acquisition date assets with a fair value of approximately $765 million, including:

•	$456 million of gross loans;

•	$190 million in investment securities;

•	$51.3 million in goodwill;

•	$40.9 million of cash and cash equivalents;

•	$18.3 million of other types of assets; and

•	$4.4 million in fixed assets;

•	$4.3 million of a core deposit intangible.

Also as a result of the SCAF acquisition, the Company recorded $119 million of equity in connection with the Corporation’s stock issued to SCAF shareholders as part of the acquisition consideration and assumed at acquisition date liabilities with a fair value of approximately $645 million, including:

•	$637 million in deposit transaction accounts; and

•	$8.8 million other liabilities.

The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB ASC Topic 820: Fair Value Measurements and Disclosures.

The acquisition was an opportunity for the Company to further strengthen its competitive position as one of the premier community banks headquartered in Southern California. The integration and system conversion of SCAF was completed in April of 2016.

IDPK ACQUISITION

Effective January 26, 2015, the Company acquired IDPK, a Newport Beach, California, based state-chartered bank, pursuant to the terms of a definitive agreement entered into by the Corporation, the Bank and IDPK on October 22, 2014. As a result of the IDPK acquisition, the Bank acquired and recorded at the acquisition date assets with a fair value of approximately $423 million, including:

•	$333 million of gross loans;

•	$56.1 million in investment securities;

•	$27.9 million in goodwill;

•	$11.3 million in bank owned life insurance;

•	$10.5 million of cash and cash equivalents;

•	$9.3 million of other types of assets; and

•	$2.9 million of a core deposit intangible.

Also as a result of the IDPK acquisition, the Company recorded $72.2 million of equity in connection with the Corporation’s stock issued to IDPK shareholders as part of the acquisition consideration and assumed at acquisition date liabilities with a fair value of approximately $371.1 million, including:

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

	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015

Net income	$8,554	$8,065	$1,789
Plus merger related expenses, net of tax	2,103	407	2,510
Plus litigation expenses, net of tax	$—	$82	$—
Adjusted net income	$10,657	$8,554	$4,299

Diluted earnings per share	$0.33	$0.37	$0.09
Plus merger-related expenses, net of tax	0.08	0.02	0.12
Adjusted diluted earnings per share	$0.41	$0.39	$0.21

Return on average assets	1.04%	1.18%	0.29%
Plus merger-related expenses, net of tax	0.26%	0.07%	0.41%
Adjusted return on average assets	1.30%	1.25%	0.70%

For periods presented below, return on average tangible common equity and adjusted return on average tangible common equity are non-GAAP financial measures derived from GAAP-based amounts. We calculate these figures by excluding merger-related expenses and/or CDI amortization expense and exclude the average CDI and average goodwill from the average stockholders’ equity during the period. Management believes that the exclusion of such items from these financial measures provides useful information to an understanding of the operating results of our core business. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures. As other companies may use different calculations for these adjusted measures, this presentation may not be comparable to other similarly titled adjusted measures reported by other companies.

	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015

Net income	$8,554	$8,065	$1,789
Plus tax effected CDI amortization	206	217	160
Net income for average tangible common equity	8,760	8,282	1,949
Plus merger related expenses, net of tax	2,103	407	2,510
Plus litigation expenses, net of tax	—	82	—
Adjusted net income for average tangible common equity	$10,863	$8,771	$4,459
Average stockholders’ equity	$387,202	$293,334	$241,644
Less average CDI	10,110	7,394	6,909
Less average goodwill	85,581	50,832	41,657
Average tangible common equity	$291,511	$235,108	$193,078
Return on average tangible common equity	12.02%	14.09%	4.04%
Adjusted return on average tangible common equity	14.91%	14.92%	9.24%

RESULTS OF OPERATIONS

In the first quarter of 2016, we reported net income of $8.6 million, or $0.33 per diluted share. This compares with net income of $8.1 million, or $0.37 per diluted share for the fourth quarter of 2015. Net interest income increased by $5.4 million from the fourth quarter of 2015, reflecting an increase in earning assets and an increase in net interest margin. Non-interest expense for the first quarter of 2016 included $3.1 million in merger-related expenses associated with the acquisition of SCAF. Excluding merger-related expenses, net of tax, adjusted net income for the first quarter of 2016 was $10.7 million, or $0.41 per diluted share. The changes in net interest income and non interest expense were impacted by the acquisition of SCAF.

Net income of $8.6 million, or $0.33 per diluted share, for the first quarter of 2016 compares to net income for the first quarter of 2015 of $1.8 million or $0.09 per diluted share. The increase in net earnings of $6.8 million was mostly due to the $10.5 million increase in net interest income resulting from earning asset growth and an increase in net interest margin. Non interest income increased by $3.4 million from the first quarter of 2015, highlighted by $1.9 million increase in gain on sale of loans for the first quarter of 2016. These items were offset by a $3.2 million increase in non-interest expense, including $2.6 million in compensation and benefits expenses associated with both the acquisition of SCAF and growth in staffing to support organic growth.

For the three months ended March 31, 2016, the Company’s return on average assets was 1.04% and return on average tangible common equity was 12.02%, or 1.30% and 14.91% after adjusting for the merger-related expenses, respectively. For the three months ended December 31, 2015 the return on average assets was 1.18% and the return on average tangible common equity was 14.09%, or 1.25% and 14.92% after adjusting for the merger-related expenses, respectively. For the three months ended March 31, 2015 the return on average assets was 0.29% and the return on average tangible common equity was 4.04%, or 0.70% and 9.24% after adjusting for the merger-related expenses, respectively.

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

Net interest income totaled $34.2 million in the first quarter of 2016, an increase of $5.4 million or 18.6% from the fourth quarter of 2015. The increase in net interest income reflected an increase in average interest-earning assets of $487 million, and an increase in the net interest margin of 5 basis points to 4.48%. The increase in average interest-earning assets during the first quarter of 2016 was primarily related to the acquisition of SCAF, which added $467 million in loans, before purchase accounting adjustments, and continued organic growth. In addition to these increases, our net interest income and average earning assets were impacted by a reduction of loan balances in the beginning of the quarter related to exiting warehouse mortgage lending, which resulted in a $142 million decrease in outstanding balances on these lines in comparison to the end of the fourth quarter of 2015. Furthermore, a $185 million multi-family loan pool was purchased shortly before the end of the first quarter of 2016. The expansion in the net interest margin benefited from the lowering of funding costs from 0.47% in the fourth quarter of 2015 to 0.43% in the current quarter.

Net interest income for the first quarter of 2016 increased $10.5 million or 44.5% compared to the first quarter of 2015. Net interest margin increased 39 basis points to 4.48% in first quarter of 2016, from 4.09% in first quarter of 2015. An increase in interest-earning assets of $724 million, related to both our organic loan growth since the end of the first quarter of 2015 and our acquisition of SCAF during the first quarter of 2016, resulted in a $7.6 million increase in net interest income. The 39 basis point improvement in net interest margin contributed an additional $2.5 million of growth in net interest income. The increase in net interest margin was primarily the result of a 31 basis point increase in the yield on interest earning assets. The increase in earning asset yield was due to both a 17 basis point increase in average loan yields and a favorable change in asset mix as average loans grew to

82% of interest-earning assets during the first quarter of 2016, compared to 79% in the first quarter of 2015. The cost of interest-bearing liabilities decreased 0.05% as borrowings were lower during the first quarter of 2016 in comparison to the first quarter of 2015.

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

	Average Balance Sheet
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31, 2016			December 31, 2015			March 31, 2015
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$219,539	$241	0.44%	$114,027	$57	0.20%	$225,189	$129	0.23%
Investment securities	339,593	1,857	2.19	312,008	1,673	2.14	273,162	1,428	2.09
Loans receivable, net (1)	2,512,732	35,407	5.67	2,158,759	30,181	5.55	1,849,553	25,070	5.50
Total interest-earning assets	3,071,864	37,505	4.91	2,584,794	31,911	4.90	2,347,904	26,627	4.60
Noninterest-earning assets	205,417			141,729			114,130
Total assets	$3,277,281			$2,726,523			$2,462,034
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$165,581	$47	0.11	$132,812	$38	0.11	$145,813	$45	0.13
Money market	891,110	820	0.37	735,810	642	0.35	645,762	561	0.35
Savings	94,773	38	0.16	86,363	34	0.16	87,439	36	0.17
Time	582,828	1,164	0.80	506,614	999	0.78	472,534	964	0.83
Total interest-bearing deposits	1,734,292	2,069	0.48	1,461,599	1,713	0.46	1,351,548	1,606	0.48
FHLB advances and other borrowings	111,444	325	1.17	167,817	370	0.87	201,700	375	0.75
Subordinated debentures	70,310	910	5.18	70,310	991	5.59	70,310	971	5.52
Total borrowings	181,754	1,235	2.73	238,127	1,361	2.27	272,010	1,346	2.01
Total interest-bearing liabilities	1,916,046	3,304	0.69	1,699,726	3,074	0.72	1,623,558	2,952	0.74
Noninterest-bearing deposits	949,371			709,982			573,466
Other liabilities	24,662			23,481			23,366
Total liabilities	2,890,079			2,433,189			2,220,390
Stockholders’ equity	387,202			293,334			241,644
Total liabilities and equity	$3,277,281			$2,726,523			$2,462,034
Net interest income		$34,201			$28,837			$23,675
Net interest rate spread (2)			4.22%			4.18%			3.86%
Net interest margin (3)			4.48%			4.43%			4.09%
Ratio of interest-earning assets to interest-bearing liabilities			160.32%			152.07%			144.61%
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

Changes in our net interest income are a function of changes in volumes, days in a period and rates of interest-earning assets and interest-bearing liabilities. The following table presents the impact the volume, days in a period and rate changes have had on our net interest income for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•	Changes in volume (changes in volume multiplied by prior rate);

•	Changes in days in a period (changes in days in a period multiplied by daily interest);

•	Changes in interest rates (changes in interest rates multiplied by prior volume); and

•	The net change or the combined impact of volume, days in a period and rate changes allocated proportionately to changes in volume, days in a period and changes in interest rates.

	Three Months Ended March 31, 2016 Compared to Three Months Ended December 31, 2015 Increase (decrease) due to
	Volume	Days	Rate	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$86	$(3)	$101	$184
Investment securities	147	—	37	184
Loans receivable, net	4,962	(389)	653	5,226
Total interest-earning assets	$5,922	$(392)	$64	$5,594
Interest-bearing liabilities
Interest checking	$10	$(1)	$—	$9
Money market	147	(9)	40	178
Savings	4	—	—	4
Time	152	(13)	26	165
FHLB advances and other borrowings	(144)	(4)	103	(45)
Subordinated debentures	—	—	(81)	(81)
Total interest-bearing liabilities	$385	$(27)	$(128)	$230
Change in net interest income	$5,393	$(365)	$336	$5,364

	Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015 Increase (decrease) due to
	Volume	Days	Rate	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$(3)	$3	$112	$112
Investment securities	348	—	81	429
Loans receivable, net	9,157	389	791	10,337
Total interest-earning assets	$8,597	$392	$1,889	$10,878
Interest-bearing liabilities
Interest checking	$7	$1	$(6)	$2
Money market	218	9	32	259
Savings	4	—	(2)	2
Time	223	13	(36)	200
FHLB advances and other borrowings	(217)	4	163	(50)
Subordinated debentures	—	—	(61)	(61)
Total interest-bearing liabilities	$531	$27	$(206)	$352
Change in net interest income	$7,630	$365	$2,531	$10,526

Provision for Loan Losses

  We recorded a $1.1 million provision for loan losses during the first quarter of 2016 as a result of growth in the loan portfolio. A majority of the provision during the first quarter of 2016, was associated with the acquisition of the multi-family loan portfolio during the quarter. The $580,000 decrease in the provision for loan losses from the fourth quarter of 2015 was mainly attributable to improvement in asset quality within certain segments of the loan portfolio. Net loan recoveries amounted to $18,000 in the first quarter of 2016, compared to net charge-offs of $528,000 from the fourth quarter of 2015.

The $1.1 million provision for loan losses during the first quarter of 2016 decreased by $710,000 from the first quarter of 2015. The decrease in the provision for loan losses was due to improvements in asset quality within certain segments of the loan portfolio. The net loan recoveries amounted to $18,000 in the first quarter of 2016, compared to net charge-offs of $384,000 from the first quarter of 2015.

For purchased credit impaired loans, charge-offs are recorded when there is a decrease in the estimated cash flows of the credit from original cash flow estimates. Purchased credit impaired loans were recorded at their estimated fair value, which incorporated our estimated expected cash flows until the ultimate resolution of these credits. To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan losses or charge-offs will be recognized into earnings or against the allowance, if applicable. To the extent actual or projected cash flows are more than originally estimated, the increase in cash flows is prospectively recognized in loan interest income. Due to the accounting rules associated with our purchased credit impaired loans, each quarter we are required to re-estimate cash flows which could cause volatility in our reported net interest margin and provision for loan losses. During the first quarter of 2016, there were no charge-offs associated with purchased credit impaired loans. See “Allowance for Loan Losses” discussed below in this Quarterly Report on Form 10-Q.

Noninterest Income

Noninterest income for the first quarter of 2016 was $4.9 million, an increase of $645,000 or 15.3% from the fourth quarter of 2015. The increase from the fourth quarter of 2015 was primarily related to a $759,000 increase in other income and a $757,000 increase in net gain from sales of investment securities, partially offset by a $799,000 decrease in net gain from the sale of loans. The decline in gain on sale of loans was the result of lower SBA loan sales, as $21 million of loans were sold in the first quarter, compared to $33 million in the prior quarter.

Compared to the first quarter of 2015, noninterest income for the first quarter of 2016 increased $3.4 million. The increase was primarily related to an increase in gain on the sale of loans of $1.9 million, an increase in other income of $814,000 and an increase in gain on sales of investment securities of $637,000.

Noninterest Expense

  Noninterest expense totaled $23.6 million for the first quarter of 2016, an increase of $5.1 million or 27.6%, compared with the fourth quarter of 2015. The increase includes higher non-recurring merger-related expenses of $2.7 million and a $2.1 million increase in compensation and benefits related to the acquisition of SCAF.

In comparison to the first quarter of 2015, noninterest expense, for the first quarter of 2016 grew by $3.2 million or 15.5%. The increase in expense was primarily related to the additional costs from the personnel and branches retained from the acquisition of SCAF, combined with our continued investment in personnel to support our organic growth in loans and deposits.

The Company’s efficiency ratio was 52.4% for the first quarter of 2016, compared to 53.8% for the fourth quarter of 2015 and 64.4% for the first quarter of 2015.

Income Taxes

For the first quarter of 2016, our effective tax rate was 40.2%, compared with 37.1% for the fourth quarter of 2015 and the first quarter of 2015; respectively. The increase in the effective tax rate was primarily the result of higher non-deductible merger-related expenses incurred in the first quarter of 2016.

FINANCIAL CONDITION

At March 31, 2016, assets totaled $3.56 billion, an increase of $772 million or 27.7% from December 31, 2015 and $810 million or 29% from March 31, 2015.

The increase in assets since December 31, 2015 was impacted by the acquisition of SCAF, which at closing added $714 million in assets including $456 million in loans, $190 million in investment securities and $51.3 million in goodwill. Additionally, organic loan growth, as well an increase in investment securities contributed to the increase in assets during the during the first quarter of 2016.

The increase in assets at March 31, 2016 as compared to March 31, 2015 was primarily due to both organic and acquisitive loan growth of $720 million.

Loans

Net loans held for investment totaled $2.83 billion at March 31, 2016, an increase of $596 million or 26.6% from December 31, 2015, and an increase of $715 million or 34% from March 31, 2015.

The increase since December 31, 2015 was primarily related to loans acquired from SCAF of $456 million at acquisition date, as well as our organic loan originations. Combined, loan growth included increases in multifamily loans of $190 million, franchise loans of $43 million, commercial owner occupied loans of $130 million, commercial and industrial loans of $181 million, construction loans of $48.3 million, SBA loans of $16.1 million, offset by a decrease in warehouse mortgage loans of $142 million.

The increase in loans from March 31, 2015, including loans acquired from SCAF, was comprised of increases in commerical and industrial of $215 million, franchise loans of $155 million, commercial owner occupied loans of $145 million, construction loans of $106 million, commercial and industrial loans of $215 million, commercial real estate non-owner occupied of $69.7 million, SBA loans of $28.5 million, offset by a decrease in warehouse mortgage loans of $215 million.

The total end of period weighted average contractual interest rate on loans, excluding fees and discounts, at March 31, 2016 was 4.88%, compared to 4.90% at December 31, 2015 and 4.90% at March 31, 2015.

The following table sets forth the composition of our loan portfolio in dollar amounts, as a percentage of the portfolio and gives the weighted average interest rate by loan category at the dates indicated:

	March 31, 2016			At December 31, 2015			March 31, 2015
	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
	(dollars in thousands)
Business loans:
Commercial and industrial	$491,112	17.2%	4.79%	$309,741	13.7%	5.00%	$276,321	13.0%	4.96%
Franchise	371,875	13.0	5.35	328,925	14.5	5.50	216,544	10.3	5.72
Commercial owner occupied (1)	424,289	14.8	5.01	294,726	13.0	5.00	279,704	13.1	5.20
SBA	78,350	2.7	5.73	62,256	2.8	5.50	49,855	2.3	5.47
Warehouse facilities	1,394	—	4.52	143,200	6.3	3.90	216,554	10.2	3.97
Real estate loans:
Commercial non-owner occupied	522,080	18.4	4.83	421,583	18.7	4.90	452,422	21.2	4.96
Multi-family	619,485	21.8	4.37	429,003	19.0	4.60	397,130	18.6	4.60
One-to-four family (2)	106,854	3.7	4.41	80,050	3.5	4.50	116,735	5.5	4.35
Construction	218,069	7.6	5.40	169,748	7.5	5.40	111,704	5.2	5.16
Land	18,222	0.6	5.20	18,340	0.8	5.20	7,243	0.3	5.07
Other loans	6,045	0.2	5.82	5,111	0.2	5.20	6,641	0.3	5.81
Total gross loans (3)	2,857,775	100.0%	4.88%	2,262,683	100.0%	4.90%	2,130,853	100.0%	4.90%
Less loans held for sale	7,281			8,565			—
Total gross loans held for investment	2,850,494			2,254,118			2,130,853
Deferred loan origination costs/(fees) and premiums/(discounts), net	938			197			534
Allowance for loan losses	(18,455)			(17,317)			(13,646)
Loans held for investment, net	$2,832,977			$2,236,998			$2,117,741
______________________________
(1) Majority secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans for March 31, 2016 are net of the unaccreted mark-to-market discounts on Canyon National loans of $121,000, on Palm Desert National loans of $877,000, on FAB loans of $4,000, on SDTB loans of $105,000 , on IDPK loans of $3.3 million and on SCAF loans of $10.7 million.

The following table sets forth the weighted average interest rates, weighted average number of months to reprice and the periods to repricing for our gross loan portfolio at the date indicated:

	March 31, 2016
Periods to Repricing	Number of Loans	Amount	Weighted Average Interest Rate	Weighted Average Months to Reprice
	(dollars in thousands)
1 Year and less	1,956	$851,355	5.23%	16.29
Over 1 Year to 3 Years	560	553,766	4.58	25.00
Over 3 Years to 5 Years	724	789,872	4.63	49.19
Over 5 Years to 7 Years	128	185,182	4.67	74.13
Over 7 Years to 10 Years	154	133,461	4.71	213.46
Total adjustable	3,522	2,513,636	4.83	31.61
Fixed	1,125	336,858	5.33
Total	4,647	$2,850,494	4.88

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. At March 31, 2016 and December 31, 2015, loans delinquent 30 or more days as a percentage of total gross loans was 0.12%, comparable to 0.12% at December 31, 2015 and a decrease from 0.15% at March 31, 2015.

The following table sets forth delinquencies in the Company’s loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At March 31, 2016
Business loans:
Commercial and industrial	—	$—	—	$—	3	$316	3	$316
Franchise	—	—	—	—	3	1,630	3	1,630
SBA	1	246	—	—	—	—	1	246
Real estate loans:
One-to-four family	1	1	—	—	4	1,234	5	1,235
Land	—	—	—	—	1	19	1	19
Other	—	—	—	—	—	—	—	—
Total	2	$247	—	$—	11	$3,199	13	$3,446
Delinquent loans to total gross loans		0.01%		—%		0.11%		0.12%

At December 31, 2015
Business loans:
Commercial and industrial	2	20	—	—	1	257	3	277
Franchise	—	—	—	—	3	1,630	3	1,630
Commercial owner occupied	—	—	1	355	—	—	1	355
Real estate loans:
Commercial non-owner occupied	1	214	—	—	—	—	1	214
One-to-four family	1	89	—	—	2	46	3	135
Land	—	—	—	—	1	21	1	21
Total	4	$323	1	$355	7	$1,954	12	$2,632
Delinquent loans to total gross loans		0.01%		0.02%		0.09%		0.12%

At March 31, 2015
Business loans:
Commercial and industrial	1	$146	—	$—	2	$325	4	$471
Franchise	—	—	—	—	1	1,853	1	1,853
Commercial owner occupied	1	349	1	375	1	27	3	751
Real estate loans:
One-to-four family	3	149	—	—	3	53	6	202
Other	1	1	—	—	—	—	1	1
Total	6	$645	1	$375	7	$2,258	15	$3,278
Delinquent loans to total gross loans		0.03%		0.02%		0.11%		0.15%
______________________________
(1) All loans that are delinquent 90 days or more are on nonaccrual status and reported as part of nonperforming loans.

Allowance for Loan Losses.  The ALLL represents an estimate of probable losses inherent in our loan portfolio and is based on our continual review of credit quality of the loan portfolio. The allowance contains a specific reserve component for loans that are determined to be impaired and a general reserve component for loans without credit impairment. The general reserve is determined by applying a systematically derived loss factor to individual segments of the loan portfolio. The adequacy and appropriateness of the ALLL and the individual loss factors are reviewed each quarter by management.

The loss factor for each segment of our loan portfolio is generally based on our actual historical loss rate experience supplemented by management judgment for certain segments where we lack loss history experience. We also consider historical charge-off rates for the last 10 and 15 years for commercial banks and savings institutions headquartered in California as collected and reported by the FDIC. The loss factor is adjusted by qualitative adjustment factors to arrive at a final loss factor for each loan portfolio segment. For additional information regarding the qualitative adjustments, please see “Allowances for Loan Losses” as discussed in our 2015 Annual Report. The qualitative factors allow management to assess current trends within our loan portfolio and the economic environment to incorporate their effect when calculating the ALLL. The final loss factors are applied to pass graded loans within our loan portfolio. Higher factors are applied to loans graded below pass, including classified and criticized assets.

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

At March 31, 2016, our ALLL was $18.5 million, an increase of $1.1 million from December 31, 2015 and $4.8 million from March 31, 2015. The increase in the allowance for loan losses at March 31, 2016 was mainly attributable to the growth in the multi-family segment of the loan portfolio, which resulted primarily from a purchase of a multi-family loan pool. At March 31, 2016, given the composition of our loan portfolio, the ALLL was considered adequate to cover estimated losses inherent in the loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the ALLL change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

The following table sets forth the Company’s ALLL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	March 31, 2016			December 31, 2015			March 31, 2015
Balance at End of Period Applicable to	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
	(dollars in thousands)
Business loans:
Commercial and industrial	$3,023	0.62%	17.2%	$3,449	1.11%	13.7%	$3,443	1.25%	13.0%
Franchise	3,568	0.96	13.0	3,124	0.95	14.5	1,740	0.80	10.3
Commercial owner occupied	1,965	0.46	14.8	1,870	0.63	13.0	1,602	0.57	13.1
SBA	1,628	2.08	2.7	1,500	2.41	2.8	547	1.10	2.3
Warehouse facilities	7	0.50	—	759	0.53	6.3	889	0.41	10.2
Real estate loans:
Commercial non-owner occupied	1,897	0.36	18.4	2,048	0.49	18.7	2,131	0.47	21.2
Multi-family	2,932	0.47	21.8	1,583	0.37	19.0	1,303	0.33	18.6
One-to-four family	705	0.66	3.7	698	0.87	3.5	674	0.58	5.5
Construction	2,504	1.15	7.6	2,030	1.20	7.5	1,210	1.08	5.2
Land	204	1.12	0.6	233	1.27	0.8	78	1.08	0.3
Other Loans	22	0.36	0.2	23	0.45	0.2	29	0.44	0.3
Total	$18,455	0.65%	100.0%	$17,317	0.77%	100.0%	$13,646	0.64%	100.0%

The ALLL as a percent of nonaccrual loans was 382.65% at March 31, 2016, down from 436.20% at December 31, 2015, and up from 292.64% at March 31, 2015. At March 31, 2016, the ratio of ALLL to total gross loans was 0.65%, a decrease from 0.77% at December 31, 2015 and an increase from 0.64% at March 31, 2015. The decrease in this ratio at March 31, 2016 from December 31, 2015 is attributable to the loans acquired from SCAF, recorded at fair value, which did not necessitate an allowance against them. Our ratio of ALLL plus the remaining unamortized credit discount on the loans acquired to total gross loans was 0.97% at March 31, 2016, an increase from 0.91% at December 31, 2015 and 0.90% at March 31, 2015.

The following table sets forth the activity within the Company’s ALLL in each of the loan categories listed for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2015
	(dollars in thousands)
Balance, beginning of period	$17,317	$16,145	$12,200
Provision for loan losses	1,120	1,700	1,830
Charge-offs:
Business loans:
Commercial and industrial	—	(412)	(24)
Franchise	—	—	(372)
Real estate:
Commercial non-owner occupied	—	(116)	—
One-to-four family	—	(16)	—
Total charge-offs	—	(544)	(396)
Recoveries :
Business loans:
Commercial and industrial	14	12	—
SBA	3	4	—
Real estate:
Commercial non-owner occupied	—	—	12
One-to-four family	1	—	—
Other loans	—	—	—
Total recoveries	18	16	12
Net loan (charge-offs) recoveries	18	(528)	(384)
Balance at end of period	$18,455	$17,317	$13,646

Ratios:
Net charge-offs (recoveries) to average total loans, net	—%	0.10%	0.08%
Allowance for loan losses to gross loans at end of period	0.65%	0.77%	0.64%

Investment Securities

We primarily use our investment portfolio for liquidity purposes and to support our interest rate risk management strategies. Investment securities available for sale totaled $270 million at March 31, 2016, a decrease of $10.6 million or 3.8% from December 31, 2015, and decrease of $10.8 million or 3.8% from March 31, 2015. The decrease in investment securities from December 31, 2015 was primarily due to the sale or maturity of securities available for sale in the amount of $193 million, of which $190 million was acquired from SCAF, and principal paydowns of $7.2 million, offset by a change in unrealized gain of $1.9 million. The Bank deployed the liquidity from the sale of the SCAF bond portfolio into the purchase of $185 million in multifamily loans.

The following tables set forth the amortized cost, unrealized gains and losses, and estimated fair value of our investment securities portfolio at the dates indicated:

	March 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Available for sale:
Municipal bonds	$123,484	$2,426	$(28)	$125,882
Collateralized mortgage obligation	23,805	70	(9)	23,866
Mortgage-backed securities	119,939	499	(475)	119,963
Total securities available for sale	$267,228	$2,995	$(512)	$269,711
Investment securities held to maturity:
Mortgage-backed securities	8,361	22	—	8,383
Other	1,229	—	—	1,229
Total securities held to maturity	9,590	22	—	9,612
Total securities	$276,818	$3,017	$(512)	$279,323

	December 31, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Available for sale:
Municipal bonds	$128,546	$1,796	$(97)	$130,245
Collateralized mortgage obligation	24,722	4	(183)	24,543
Mortgage-backed securities	126,443	153	(1,111)	125,485
Total securities available for sale	$279,711	$1,953	$(1,391)	$280,273
Held to maturity:
Mortgage-backed securities	8,400	—	(70)	8,330
Other	1,242	—	—	1,242
Total securities held to maturity	9,642	—	(70)	9,572
Total securities	$289,353	$1,953	$(1,461)	$289,845

	March 31, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Available for sale:
Municipal bonds	$103,997	$1,718	$(192)	105,523
Collateralized mortgage obligation	11,204	84	—	11,288
Mortgage-backed securities	163,077	1,013	(440)	163,650
Total securities available for sale	$278,278	$2,815	$(632)	$280,461

The following table sets forth the fair values and weighted average yields on our investment securities available for sale portfolio by contractual maturity at the date indicated:

	March 31, 2016
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
Available for sale:
Municipal bonds	$1,423	0.79%	$27,886	1.40%	$44,398	2.05%	$52,175	1.91%	$125,882	1.83%
Collateralized mortgage obligation	—	—	—	—	—	—	23,866	1.90	23,866	1.90
Mortgage-backed securities	—	—	—	—	29,196	1.82	90,767	1.82	119,963	1.82
Total securities available for sale	$1,423	0.79%	$27,886	1.40%	$73,594	1.96%	$166,808	1.86%	$269,711	1.83%
Held to maturity:
Mortgage-backed securities	—	—	—	—	—	—	8,383	3.18	8,383	3.18
Other	—	—	—	—	—	—	1,229	0.93	1,229	0.93
Total securities held to maturity	—	—	—	—	—	—	$9,612	2.89%	$9,612	2.89%
Total securities	$1,423	0.79%	$27,886	1.40%	$73,594	1.96%	$176,420	1.91%	$279,323	1.77%

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

During the quarter ended March 31, 2016, December 31, 2015 and March 31, 2015, there were no OTTI recoveries. We recorded no impairment credit losses on available-for-sale securities in our consolidated statement of operations for the three months ended March 31, 2016, December 31, 2015 and March 31, 2015. We recorded a $207,000 impairment during the first quarter of 2016 related to a held-to-maturity equity investment.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), restructured loans and OREO. It is our general policy to account for a loan as nonaccrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful.

Nonperforming assets totaled $6.0 million, or 0.17% of total assets at March 31, 2016, an increase from $5.1 million, or 0.18% of total assets at December 31, 2015 and $5.7 million, or 0.21% of total assets at March 31, 2015. At March 31, 2016, nonperforming loans increased $853,000 from December 31, 2015 and $160,000 from March 31, 2015.

      The following table sets forth our composition of nonperforming assets at the dates indicated:

	March 31, 2016	December 31, 2015	March 31, 2015
	(dollars in thousands)
Nonperforming assets
Business loans:
Commercial and industrial	$498	$463	$601
Franchise	1,630	1,630	1,854
Commercial owner occupied	839	536	527
SBA	69	—	—
Real estate:
Commercial non-owner occupied	428	1,164	1,602
One-to-four family	1,340	155	79
Land	19	21	—
Other loans	—	1	—
Total nonaccrual loans	4,823	3,970	4,663
Other real estate owned:
One-to-four family	—	—	286
Land	1,161	1,161	711
Total other real estate owned	1,161	1,161	997
Total nonperforming assets, net	$5,984	$5,131	$5,660

Allowance for loan losses	$18,455	$17,317	$13,646
Allowance for loan losses as a percent of total nonperforming loans	382.65%	436.20%	292.64%
Nonperforming loans as a percent of gross loans	0.17	0.18	0.22
Nonperforming assets as a percent of total assets	0.17	0.18	0.21

Liabilities and Stockholders’ Equity

Total liabilities were $3.13 billion at March 31, 2016, compared to $2.49 billion at December 31, 2015 and $2.48 billion at March 31, 2015. The increase of $642,525 thousand or 26% from the year ended December 31, 2015 and the increase of $654 million or 26% from March 31, 2015 was primarily related to the acquisition of SCAF, which added $645 million in assumed liabilities at the acquisition date.

Deposits.  At March 31, 2016, deposits totaled $2.91 billion, an increase of $711 million or 32% from December 31, 2015 and $863 million or 42% from March 31, 2015.

The increase in deposits since December 31, 2015 included increases in noninterest bearing checking of $353 million, money market accounts of $251 million, certificates of deposit of $63.8 million, interest bearing checking of $25.7 million and savings of $17.6 million. The increase in deposits during the first three months of 2016 was due to organic growth and the acquisition of SCAF, which added $637 million in deposits.

The increase in deposits since March 31, 2015 included increases in noninterest bearing checking of $445 million, money market accounts of $275 million, certificates of deposit of $102 million, interest bearing checking of $29.8 million and savings of $12.2 million.

The total end of period weighted average rate of deposits at March 31, 2016 was 0.31%, a decrease from 0.32% at December 31, 2015 and no change from 0.33% at March 31, 2015.

At March 31, 2016, our gross loan to deposit ratio was 98.4%, a decrease from 103.1% at December 31, 2015 and 104.3% at March 31, 2015.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented:

	March 31, 2016			December 31, 2015			March 31, 2015
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Noninterest bearing checking	$1,064,457	36.7%	0.00%	$711,771	32.5%	0.00%	$619,763	30.3%	0.00%
Interest-bearing deposits:
Checking	160,707	5.5	0.11	134,998	6.1	0.11	130,869	6.4	0.11
Money market	995,269	34.2	0.38	743,872	33.9	0.35	720,510	35.3	0.36
Savings	101,065	3.5	0.15	83,507	3.8	0.15	88,898	4.4	0.17
Time deposit accounts:
Less than 1.00%	376,319	12.9	0.61	346,692	15.8	0.61	301,611	14.8	0.61
1.00 - 1.99	200,696	6.9	1.16	172,218	7.8	1.16	173,860	8.5	1.11
2.00 - 2.99	7,106	0.2	2.23	1,401	0.1	2.26	6,314	0.3	2.80
3.00 - 3.99	21	0.0	3.81	20	0.0	3.81	613	0.0	3.23
4.00 - 4.99	3	0.0	4.93	3	0.0	4.93	3	0.0	4.93
5.00 and greater	621	0.0	5.11	641	—	5.19	725	—	5.22
Total time deposit accounts	584,766	20.1	0.82	520,975	23.7	0.80	483,126	23.6	0.83
Total interest-bearing deposits	1,841,807	63.4	0.48	1,483,352	67.6	0.48	1,423,403	69.7	0.48
Total deposits	$2,906,264	100.0%	0.31%	$2,195,123	100.0%	0.32%	$2,043,166	100.0%	0.33%

Borrowings.  At March 31, 2016, total borrowings amounted to $195 million, down $71 million or 26.7% from December 31, 2015 and a decrease of $218 million or 52.8% from March 31, 2015.

At March 31, 2016, total borrowings represented 5.5% of total assets and had an end of period weighted average rate of 2.7%, compared with 9.5% of total assets at a weighted average rate of 2.0% at December 31, 2015 and 15.0% of total assets at a weighted average rate of 1.37% at March 31, 2015.

At March 31, 2016, total borrowings were comprised of the following:

•	Overnight FHLB advances of $55 million at .48%;

•	Subordinated notes of $60 million at 5.75% due September 3, 2024. For additional information about the Subordinated notes, see Note 8 to the Consolidated Financial Statements in this report;

•	One 24 month fixed FHLB advance of $25 million at .84% due September 15, 2016;

•
Three reverse repurchase agreements totaling $28.5 million at a weighted average rate of 3.26% with $10 million due in February 2018 and $18.5 million due in September 2018. These agreements are secured by government sponsored entity MBS securities with a par value of $32.9 million and a fair value of $34.2 million;

•
HOA reverse repurchase agreements totaling $16.4 million at a weighted average rate of .01% and secured by government sponsored entity MBS securities with a par value of $28.7 million and a fair value of $29.6 million; and

•
Subordinated debentures used to fund the issuance of Trust Preferred Securities in 2004 of $10.3 million at 3.04% due April 7, 2034. For additional information about the Subordinated Debentures and Trust Preferred Securities, see Note 8 to the Consolidated Financial Statements in this report.

The following table sets forth certain information regarding the Company’s borrowed funds at the dates indicated:

	March 31, 2016		December 31, 2015		March 31, 2015
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
FHLB advances	$80,000	0.59%	$148,000	0.42%	$300,000	0.32%
Reverse repurchase agreements	44,956	2.07%	48,125	1.94%	43,434	2.15%
Subordinated debentures	70,310	5.35%	70,310	5.34%	70,310	5.34%
Total borrowings	$195,266	2.65%	$266,435	2.00%	$413,744	1.37%

Weighted average cost of borrowings during the quarter	2.73%		2.27%		2.01%
Borrowings as a percent of total assets	5.5%		9.5%		15.0%

Stockholders’ Equity.  Total stockholders’ equity was $429 million as of March 31, 2016, an increase from $299 million at December 31, 2015 and $273 million at March 31, 2015. The current year increase of $130 million in stockholders’ equity was primarily related to equity consideration of $119 million associated with the acquisition of SCAF, and net income for the first three months of 2016 of $8.6 million. The increase of $156 million from March 31, 2015 was primarily related to equity consideration of $119 million associated with the acquisition of SCAF, and net income over the period of $32.3 million.

Our book value per share increased to $15.58 at March 31, 2016, up from $13.86 at December 31, 2015 and $12.78 at March 31, 2015. At March 31, 2016, the Company’s tangible common equity to tangible assets ratio was 9.15%, an increase from 8.82% at December 31, 2015, and 7.95% at March 31, 2015.

Tangible common equity to tangible assets (the “tangible common equity ratio”) is a non-GAAP financial measure derived from GAAP-based amounts. We calculate the tangible common equity ratio by excluding the balance of intangible assets from common shareholders’ equity and dividing by tangible assets. We believe that this information is important to shareholders as tangible equity is a measure that is consistent with the calculation of capital for bank regulatory purposes, which excludes intangible assets from the calculation of risk-based ratios.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
GAAP Reconciliation
(dollars in thousands)

	March 31,	December 31,	March 31,
	2016	2015	2015
Total stockholders’ equity	$428,894	$298,980	$273,247
Less: Intangible assets	(113,230)	(58,002)	(59,213)
Tangible common equity	$315,664	$240,978	$214,034

Total assets	$3,563,085	$2,790,646	$2,753,000
Less: Intangible assets	(113,230)	(58,002)	(59,213)
Tangible assets	$3,449,855	$2,732,644	$2,693,787

Tangible common equity ratio	9.15%	8.82%	7.95%

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

Our primary sources of funds generated during the first three months of 2016 were from:

•	Proceeds from the sale or maturity of securities available for sale of $193 million

•	Proceeds of $120 million from the sale and principal payments on loans held for investment;

•	Net change of $175 million of undisbursed loan funds; and

•	Net increase of $75 million in deposit accounts.

We used these funds to:

•	Purchase and originate loans held for investment of $436 million; and

•	Reduce borrowings by $71 million.

Our most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on our operating, lending and investing activities during any given period. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. At March 31, 2016, cash and cash equivalents totaled $194 million and the market value of our investment securities available for sale totaled $270 million. If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve’s lending programs and loan sales. As of March 31, 2016, the maximum amount we could borrow through the FHLB was $1.25 billion, of which $478 million was available for borrowing based on collateral pledged of $539 million in real estate loans. At March 31, 2016, we had $80 million in FHLB borrowings against that available balance. At March 31, 2016, we also had unsecured lines of credit aggregating $173 million, which consisted of $120 million with other financial institutions from which to draw funds and $3.3 million with the Federal Reserve Bank and one reverse repo line with a correspondent bank of $50 million. For the quarter ended March 31, 2016, our average liquidity ratio was 12.44%. The Company regularly models liquidity stress scenarios to ensure that adequate liquidity is available and has contingency funding plans in place which are reviewed and tested on a regular basis.

To the extent that 2016 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 15% of total deposits, as a secondary source for funding. At March 31, 2016, we had $129 million in brokered time deposits, which constituted 4.4% of total deposits at that date.

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

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	March 31, 2016
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Contractual obligations
FHLB advances	$80,000	$—	$—	$—	$80,000
Other borrowings	16,456	28,500	—	—	44,956
Subordinated debentures	—	—	—	70,310	70,310
Certificates of deposit	474,940	105,124	4,026	676	584,766
Operating leases	4,531	6,620	2,630	330	14,111
Total contractual cash obligations	$575,927	$140,244	$6,656	$71,316	$794,143

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed. Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. As of March 31, 2016, we had commitments to extend credit on existing lines and letters of credit of $382 million, compared to $583 million at December 31, 2015 and $403 million at March 31, 2015.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	March 31, 2016
	Less than 1 year	1 - 5 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Other commitments
Commercial and industrial	$262,805	$66,366	$7,286	$14,073	$350,530
Construction	82,453	90,096	—	2,632	175,181
Home equity lines of credit	1,830	3,750	4,573	13,964	24,117
Standby letters of credit	14,942	—	—	—	14,942
All other	12,182	2,781	—	3,596	18,559
Total other commitments	$374,212	$162,993	$11,859	$34,265	$583,329

Regulatory Capital Compliance

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

As defined in applicable regulations and set forth in the table below, the Company and the Bank continue to exceed the “well capitalized” standards at the dates indicated:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At March 31, 2016
Leverage Ratio
Bank	$373,618	11.79%	$126,749	4.00%	$158,436	5.00%
Consolidated	$330,186	10.41%	$126,842	4.00%	$158,553	5.00%

Common Equity Tier 1 to Risk-Weighted Assets
Bank	$373,618	12.19%	$137,949	4.50%	$199,260	6.50%
Consolidated	$320,234	10.43%	$138,213	4.50%	$199,641	6.50%

Tier 1 Capital to Risk-Weighted Assets
Bank	$373,618	12.19%	$183,932	6.00%	$245,242	8.00%
Consolidated	$330,186	10.75%	$184,284	6.00%	$245,712	8.00%

Total Capital to Risk-Weighted Assets
Bank	$392,598	12.81%	$245,242	8.00%	$306,553	10.00%
Consolidated	$409,166	13.32%	$245,712	8.00%	$307,140	10.00%
At December 31, 2015
Leverage Ratio
Bank	$304,442	11.41%	$106,684	4.00%	$133,354	5.00%
Consolidated	$254,280	9.52%	$106,886	4.00%	$133,608	5.00%

Common Equity Tier 1 to Risk-Weighted Assets
Bank	$304,442	12.35%	$110,954	4.50%	$160,267	6.50%
Consolidated	$245,224	9.91%	$111,336	4.50%	$160,826	6.50%

Tier 1 Capital to Risk-Weighted Assets
Bank	$304,442	12.35%	$147,938	6.00%	$197,251	8.00%
Consolidated	$254,280	10.28%	$148,448	6.00%	$199,940	8.00%

Total Capital to Risk-Weighted Assets
Bank	$322,361	13.07%	$197,251	8.00%	$246,561	10.00%
Consolidated	$332,200	13.43%	$197,931	8.00%	$247,425	10.00%
At March 31, 2015
Leverage Ratio
Bank	$226,917	11.03%	$96,407	4.00%	$120,509	5.00%

Consolidated	$226,917	9.43%	$96,280	4.00%	120,350	5.00%

Common Equity Tier 1 to Risk-Weighted Assets
Bank	$265,765	11.46%	$104,370	4.50%	$150,757	6.50%
Consolidated	$216,917	9.32%	$104,780	4.50%	$151,349	6.50%

Tier 1 Capital to Risk-Weighted Assets
Bank	$265,765	11.46%	$139,161	6.00%	$185,547	8.00%
Consolidated	$226,917	9.75%	$139,706	6.00%	186,275	8.00%

Total Capital to Risk-Weighted Assets
Bank	$279,834	12.07%	$185,547	8.00%	$231,934	10.00%
Consolidated	$300,987	12.93%	$186,275	8.00%	$232,844	10.00%

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Management believes that there have been no material changes in our quantitative and qualitative information about market risk since December 31, 2015.  For a complete discussion of our quantitative and qualitative market risk, see “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our 2015 Annual Report.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Corporation was named as a defendant in a lawsuit brought in California state court (Riverside County) entitled, Parshall v. Security California Bancorp, et al. This lawsuit was brought by Paul Parshall, a shareholder of SCAF, parent corporation of Security Bank of California. The lawsuit challenged the share price and other financial benefits to shareholders in the Company’s acquisition of SCAF, and was purportedly brought on behalf of a class of similarly-situated SCAF shareholders.  No motion to certify a class action was filed. On March 1, 2016, Mr. Parshall filed paperwork with the court seeking to dismiss the litigation without prejudice. As of the date of this filing, the court is still in the process of considering and addressing Mr. Parshall’s request for dismissal.
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

Item 1A. Risk Factors

There were no material changes to the risk factors as previously disclosed under Item 1A of our 2015 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2012, the board of directors authorized its second stock repurchase program. Under the repurchase program, management is authorized to repurchase up to 1,000,000 shares of the Company’s common stock. The program may be limited or terminated at any time without prior notice. The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the first quarter of 2016.

Month of Purchase	Total Number of shares purchased/ returned	Average price paid per share	Total number of shares repurchased as part of the publicly announced program	Maximum number of shares that may yet be purchased under the program at end of month
December-2015	—	—	—	762,545
January -2016	—	$—	—	762,545
February-2016	—	—	—	762,545
March-2016	—	—	—	762,545
Total/Average	—	$—	—	762,545

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

PACIFIC PREMIER BANCORP, INC.,

May 9, 2016	By:	/s/ Steve Gardner
Date		Steve Gardner
President and Chief Executive Officer
(principal executive officer)

May 9, 2016	By:	/s/ E. Allen Nicholson
Date		E. Allen Nicholson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits
Exhibit 2.1	Agreement and Plan of Reorganization, dated as of September 30, 2015, by and between Pacific Premier Bancorp, Inc. and Security California Bancorp (1)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference from the Corporation’s Current Report on Form 8-K filed with the SEC on October 1, 2015 (File No. 151135243).