Form 10-Q
period 2016-06-30
PACIFIC PREMIER BANCORP INC
filed 2016-08-08
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes [ ] No [X]
The number of shares outstanding of the registrant’s common stock as of August 5, 2016 was 27,656,533.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)
(unaudited)

ASSETS	June 30, 2016	December 31, 2015
Cash and due from banks	$15,444	$14,935
Interest bearing deposits with financial institutions	169,855	63,482
Cash and cash equivalents	185,299	78,417
Interest bearing time deposits with financial institutions	3,944	1,972
Investments held to maturity, at amortized cost (fair value of $9,390 and $9,572 as of June 30, 2016 and December 31, 2015, respectively)	9,292	9,642
Investment securities available for sale, at fair value	245,471	280,273
FHLB, FRB and other stock, at cost	26,984	22,292
Loans held for sale, at lower of cost or market	10,116	8,565
Loans held for investment	2,920,619	2,254,315
Allowance for loan losses	(18,955)	(17,317)
Loans held for investment, net	2,901,664	2,236,998
Accrued interest receivable	12,143	9,315
Other real estate owned	711	1,161
Premises and equipment	11,014	9,248
Deferred income taxes, net	16,552	11,511
Bank owned life insurance	39,824	39,245
Intangible assets	10,500	7,170
Goodwill	101,939	50,832
Other assets	23,200	24,005
Total Assets	$3,598,653	$2,790,646
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts:
Noninterest bearing checking	$1,043,361	$711,771
Interest-bearing:
Checking	168,669	134,999
Money market/savings	1,099,445	827,378
Retail certificates of deposit	420,673	365,911
Wholesale/brokered certificates of deposit	198,853	155,064
Total interest-bearing	1,887,640	1,483,352
Total deposits	2,931,001	2,195,123
FHLB advances and other borrowings	120,252	196,125
Subordinated debentures	70,310	70,310
Accrued expenses and other liabilities	36,460	30,108
Total Liabilities	3,158,023	2,491,666
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 27,650,533 shares at June 30, 2016 and 21,510,746 shares at December 31, 2015	273	215
Additional paid-in capital	342,388	221,487
Retained earnings	95,869	76,946
Accumulated other comprehensive income, net of tax	2,100	332
Total Stockholder's Equity	440,630	298,980
Total Liabilities and Stockholder's Equity	$3,598,653	$2,790,646

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
INTEREST INCOME
Loans	$39,035	$35,407	$27,912	$74,442	$52,982
Investment securities and other interest-earning assets	1,839	2,098	2,158	3,937	3,715
Total interest income	40,874	37,505	30,070	78,379	56,697
INTEREST EXPENSE
Deposits	2,010	2,069	1,589	4,079	3,195
FHLB advances and other borrowings	324	325	407	649	782
Subordinated debentures	979	910	982	1,889	1,953
Total interest expense	3,313	3,304	2,978	6,617	5,930
Net Interest Provision Before Provision for Loan Losses	37,561	34,201	27,092	71,762	50,767
Provision for loan losses	1,589	1,120	1,833	2,709	3,663
Net Interest Income After Provision For Loan Losses	35,972	33,081	25,259	69,053	47,104
NONINTEREST INCOME
Loan servicing fees	302	327	393	629	737
Deposit fees	817	842	634	1,659	1,216
Net gain from sales of loans	2,124	1,906	2,721	4,030	2,721
Net gain from sales of investment securities	532	753	139	1,285	255
Other-than-temporary-impairment loss on investment securities	—	(207)	—	(207)	—
Other income	675	1,241	494	1,916	921
Total noninterest income	4,450	4,862	4,381	9,312	5,850
NONINTEREST EXPENSE
Compensation and benefits	13,095	11,770	9,171	24,865	18,416
Premises and occupancy	2,597	2,391	2,082	4,988	3,911
Data processing and communications	887	911	716	1,798	1,418
Other real estate owned operations, net	(15)	8	56	(7)	104
FDIC insurance premiums	401	382	363	783	677
Legal, audit and professional expense	446	865	661	1,311	1,182
Marketing expense	775	630	615	1,405	1,218
Office and postage expense	573	481	505	1,054	1,004
Loan expense	540	403	263	943	456
Deposit expense	1,196	1,019	982	2,215	1,787
Merger-related expense	497	3,119	—	3,616	3,992
CDI amortization	645	344	344	989	658
Other expense	2,058	1,324	1,456	3,382	2,860
Total noninterest expense	23,695	23,647	17,214	47,342	37,683
Net Income Before Income Taxes	16,727	14,296	12,426	31,023	15,271
Income tax	6,358	5,742	4,601	12,100	5,658
Net Income	$10,369	$8,554	$7,825	$18,923	$9,613
EARNINGS PER SHARE
Basic	$0.38	$0.33	$0.36	$0.72	$0.46
Diluted	0.37	0.33	0.36	$0.70	$0.46
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	27,378,930	25,555,654	21,493,641	26,467,292	20,796,655
Diluted	27,845,490	25,952,184	21,828,876	26,901,627	21,126,542

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2016	2016	2015	2016	2015
Net income	$10,369	$8,554	$7,825	$18,923	$9,613
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period, net of income taxes (1)	947	1,565	(1,628)	2,512	(793)
Reclassification adjustment for net gain on sale of securities included in net income, net of income taxes (2)	(308)	(436)	(82)	(744)	(150)
Net unrealized gain on securities, net of income taxes	639	1,129	(1,710)	1,768	(943)
Comprehensive income	$11,008	$9,683	$6,115	$20,691	$8,670
______________________________
(1) Income tax (benefit) on the unrealized gains (losses) on securities was $736,000 for the three months ended June 30, 2016, $1.1 million for the three months ended March 31, 2016, $(1.1) million for the three months ended June 30, 2015, $1.8 million for the six months ended June 30, 2016 and $(556,000) for the six months ended June 30, 2015.
(2) Income tax (benefit) on the reclassification adjustment for net (gains) losses on sale of securities included in net income was $224,000 for the three months ended June 30, 2016, $317,000 for the three months ended March 31, 2016, $57,000 for the three months ended June 30, 2015, $541,000 for the six months ended June 30, 2016 and $105,000 for the six months ended June 30, 2015.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2015	21,570,746	$215	$221,487	$76,946	$332	$298,980
Net income	—	—	—	18,923	—	18,923
Other comprehensive income	—	—	—	—	1,768	1,768
Share-based compensation expense	—	—	1,048	—	—	1,048
Issuance of restricted stock, net	218,236	—	—	—	—	—
Common stock issued	5,815,051	58	119,325	—	—	119,383
Exercise of stock options	46,500	—	528	—	—	528
Balance at June 30, 2016	27,650,533	$273	$342,388	$95,869	$2,100	$440,630

Balance at December 31, 2014	16,903,884	$169	$147,474	$51,431	$518	$199,592
Net income	—	—	—	9,613	—	9,613
Other comprehensive income	—	—	—	—	(943)	(943)
Share-based compensation expense	—	—	435	—	—	435
Common stock issued	4,480,645	45	72,207	—	—	72,252
Warrants exercised	125,196	1	688	—	—	689
Repurchase of common stock	(5,833)	—	(93)	—	—	(93)
Exercise of stock options	6,666	—	48	—	—	48
Balance at June 30, 2015	21,510,558	$215	$220,759	$61,044	$(425)	$281,593

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$18,923	$9,613
Adjustments to net income:
Depreciation and amortization expense	1,348	1,244
Provision for loan losses	2,709	3,663
Share-based compensation expense	1,048	435
Loss on sale of or write down of other real estate owned	(18)	92
Net amortization on securities held for sale, net	7,080	1,763
Net accretion of discounts/premiums for loans acquired and deferred loan fees/costs	(6,713)	(967)
Gain on sale of investment securities available for sale	(1,285)	(255)
Originations of loans held for sale	(44,463)	—
Proceeds from the sales of and principal payments from loans held for sale	47,487	—
Gain on sale of loans	(4,030)	(2,721)
Deferred income tax benefit	(977)	1,706
Change in accrued expenses and other liabilities, net	(1,700)	(1,840)
Income from bank owned life insurance, net	(579)	(643)
Amortization of core deposit intangible	989	—
Change in accrued interest receivable and other assets, net	5,904	(5,159)
Net cash provided by operating activities	25,723	6,931

Cash flows from investing activities:
Increase in loans, net	(204,505)	(154,121)
Change in other real estate owned from sales and writedowns	468	234
Principal payments on securities available for sale	18,234	15,907
Purchase of securities available for sale	(5,135)	(60,132)
Proceeds from sale or maturity of securities available for sale	211,303	16,070
Proceeds from the sale of premises and equipment	6,987	(842)
Purchases of premises and equipment	(5,745)	—
Change in FHLB, FRB, and other stock, at cost	(4,692)	(3,407)
Cash acquired in acquisitions	40,303	2,961
Net cash provided by (used in) investing activities	57,218	(183,330)

Cash flows from financing activities:
Net increase in deposit accounts	99,286	129,139
Change in FHLB advances and other borrowings, net	(75,873)	17,446
Proceeds from issuance of common stock, net of issuance cost	—	1,323
Proceeds from exercise of stock options and warrants	528	48
Warrants exercised	—	688
Repurchase of common stock	—	(93)
Net cash provided by financing activities	23,941	148,551
Net increase (decrease) in cash and cash equivalents	106,882	(27,848)
Cash and cash equivalents, beginning of year	78,417	110,925
Cash and cash equivalents, end of year	$185,299	$83,077

Supplemental cash flow disclosures:
Interest paid	$6,586	$5,979
Income taxes paid	12,958	7,450
Assets acquired (liabilities assumed and capital created) in acquisitions (See Note 4):
Investment securities	190,254	53,752
FHLB and Other Stock	3,671	2,369
Loans	456,158	332,893
Core deposit intangible	4,319	2,903
Deferred income tax	7,069	4,794
Bank owned life insurance	—	11,276
Goodwill	51,106	27,882
Fixed assets	4,502	2,134
Other assets	5,610	2,402
Deposits	(636,591)	(336,018)
Other borrowings	—	(33,300)
Other liabilities	(8,843)	(1,796)
Common stock and additional paid-in capital	(119,383)	(70,929)

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(UNAUDITED)
Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2016 and December 31, 2015, the results of its operations and comprehensive income for the three months ended June 30, 2016, March 31, 2016 and June 30, 2015 and the six months ended June 30, 2016 and June 30, 2015 and the changes in stockholders’ equity and cash flows for the six months ended June 30, 2016 and 2015. Operating results or comprehensive income for the six months ended June 30, 2016 are not necessarily indicative of the results or comprehensive income that may be expected for any other interim period or the full year ending December 31, 2016.

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

Note 2 – Recently Issued Accounting Pronouncements

Accounting Standards Pending Adoption

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit lossses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities, the amendment is effective for annual periods beginning after December 15, 2019 and interim period within those annual periods. The Company is currently evaluating the effects of ASU 2016-13 on its financial statements and disclosures.

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

Note 4 –  Acquisitions

The Company accounted for the following transactions under the acquisition method of accounting which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determined the fair value of the loans, core deposit intangible, securities and deposits with the assistance of third party valuations.

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

Security California Bancorp Acquisition

On January 31, 2016, the Company completed its acquisition of Security California Bancorp (“SCAF”) whereby we acquired $715 million in total assets, $456 million in loans and $637 million in total deposits. Under the terms of the merger agreement, each share of SCAF common stock was converted into the right to receive 0.9629 shares of the Corporation’s common stock. The value of the total deal consideration was $120 million, which includes $788,000 of aggregate cash consideration to the holders of SCAF stock options and the issuance of 5,815,051 shares of the Corporation’s common stock, valued at $119.4 million based on a closing stock price of $20.53 per share on January 29, 2016.

SCAF was the holding company of Security Bank of California, a Riverside, California, based state-chartered bank with six branches located in Riverside County, San Bernardino County and Orange County.

Goodwill in the amount of $51.1 million was recognized in the SCAF acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill recognized in this transaction is not deductible for income tax purposes.

The following table represents the assets acquired and liabilities assumed of SCAF as of January 31, 2016 and the provisional fair value adjustments and amounts recorded by the Company in 2016 under the acquisition method of accounting:

	SCAF Book Value	Fair Value Adjustments	Fair Value
ASSETS ACQUIRED	(in thousands)
Cash and cash equivalents	$40,947	$—	$40,947
Interest bearing deposits with financial institutions	1,972	—	1,972
Investment securities	191,881	(1,627)	190,254
Loans, gross	467,197	(11,039)	456,158
Allowance for loan losses	(7,399)	7,399	—
Fixed assets	5,335	(833)	4,502
Core deposit intangible	493	3,826	4,319
Deferred tax assets	5,618	1,451	7,069
Other assets	10,589	(1,308)	9,281
Total assets acquired	$716,633	$(2,131)	$714,502
LIABILITIES ASSUMED
Deposits	$636,450	$141	$636,591
Other Liabilities	9,063	(220)	8,843
Total liabilities assumed	645,513	(79)	645,434
Excess of assets acquired over liabilities assumed	$71,120	$(2,052)	69,068
Consideration paid			120,174
Goodwill recognized			$51,106

The fair values are preliminary estimates and are subject to adjustment for up to one year after the merger date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. In the second quarter of 2016, the Company made a $146,000 adjustment to fixed assets and goodwill.

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
	(in thousands)
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
	(in thousands)
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

The operating results of the Company for the six months ending June 30, 2016 include the operating results of SCAF and IDPK since their respective acquisition dates. The operating results of the Company for the six months ending June 30, 2015 include the operating results of IDPK since its acquisition date. The following table presents the net interest and other income, net income and earnings per share as if the acquisitions of SCAF and IDPK were effective as of January 1, 2016 and 2015. There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Six Months Ended June 30,
	2016	2015
	(dollars in thousands)
Net interest and other income	$80,512	$67,729
Net income	16,952	11,137
Basic earnings per share	0.62	0.41
Diluted earnings per share	0.61	0.40

Note 5 – Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	June 30, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale:
Municipal bonds	$115,755	$3,044	$—	$118,799
Collateralized mortgage obligation	22,570	274	—	22,844
Mortgage-backed securities	103,512	604	(288)	103,828
Total available-for-sale	241,837	3,922	(288)	245,471
Held-to-maturity:
Mortgage-backed securities	8,076	98	—	8,174
Other	1,216	—	—	1,216
Total held-to-maturity	9,292	98	—	9,390
Total securities	$251,129	$4,020	$(288)	$254,861

	December 31, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale:
Municipal bonds	$128,546	$1,796	$(97)	$130,245
Collateralized mortgage obligation	24,722	4	(183)	24,543
Mortgage-backed securities	126,443	153	(1,111)	125,485
Total available-for-sale	279,711	1,953	(1,391)	$280,273
Held-to-maturity:
Mortgage-backed securities	8,400	—	(70)	8,330
Other	1,242	—	—	1,242
Total held-to-maturity	9,642	—	(70)	9,572
Total securities	$289,353	$1,953	$(1,461)	$289,845

At June 30, 2016, mortgage-backed securities (“MBS”) with an estimated par value of $59.6 million and a fair value of $62.1 million were pledged as collateral for the Bank’s three reverse repurchase agreements which totaled $28.5 million and homeowner’s association (“HOA”) reverse repurchase agreements which totaled $16.8 million.

The Company reviews individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is temporary because (i) those declines were due to interest rate changes and not to a deterioration in the creditworthiness of the issuers of those investment securities, and (ii) we have the ability to hold those securities until there is a recovery in their values or until their maturity.

If it is probable that the Company will be unable to collect all amounts due according to contractual terms of the debt security not impaired at acquisition, an other-than-temporary ("OTTI") shall be considered to have occurred. If an OTTI occurs, the cost basis of the security will be written down to its fair value as the new cost basis and the write down accounted for as a realized loss.

The Company did not realize any OTTI losses for the three months ended June 30, 2016 or June 30, 2015. The Company realized OTTI losses of $207,000 for the three months ended March 31, 2016. The OTTI loss relates to a CRA investment purchased in June of 2014 with a par value of $50, and a book value of $500,000. In March of 2016 the shareholders of the investment voted to approve a sale of the institution at a per share acquisition price less the Bank's book value, with an expected closing by mid-2016. As a result, the Bank's current holdings were written down and the loss recognized.

During the six months ended June 30, 2016, the Company realized OTTI losses of $207,000. The Company did not realize any OTTI losses for the six months ended June 30, 2015.

During the three months ended June 30, 2016, March 31, 2016 and June 30, 2015, the Company recognized gross gains on sales of available-for-sale securities in the amount of $532,000, $762,000 and $146,000, respectively. During the three months ended June 30, 2016, the Company did not recognize any gross losses on the sales of available-for sale securities. During the three months ended March 31, 2016 and June 30, 2015, the Company recognized gross losses on sales of available-for-sale securities in the amount of $9,000 and $7,000, respectively. The Company had net proceeds from the sale of available-for-sale securities of $21.1 million and $186 million and $7.3 million during the three months ended June 30, 2016, March 31, 2016 and June 30, 2015, respectively.

During the six months ended June 30, 2016 and June 30, 2015, the Company recognized gross gains on sales of available-for-sale securities in the amount of $1.3 million and $264,000. During the six months ended June 30, 2016 and June 30, 2015, the Company recognized gross losses on sales of available-for-sale securities in the amount of $9,000 and $9,000. The Company had net proceeds from the sale of available-for-sale securities of $207 million and $16.1 million during the six months ended June 30, 2016 and June 30, 2015, respectively.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	June 30, 2016
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Available-for-sale:
Mortgage-backed securities	9	16,209	(77)	8	21,940	(211)	17	38,149	(288)
Total securities	9	$16,209	$(77)	8	$21,940	$(211)	17	$38,149	$(288)

	December 31, 2015
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Available-for-sale:
Municipal bonds	32	$15,516	$(61)	6	$3,349	$(36)	38	$18,865	$(97)
Collateralized mortgage obligation	5	22,771	(183)	—	—	—	5	22,771	(183)
Mortgage-backed securities	34	83,488	(679)	3	12,935	(432)	37	96,423	(1,111)
Total securities available-for-sale	71	121,775	(923)	9	16,284	(468)	80	138,059	(1,391)
Held-to-maturity:
Mortgage-backed securities	1	8,330	(70)	—	—	—	1	8,330	(70)
Total securities held-to-maturity	1	8,330	(70)	—	—	—	1	8,330	(70)
Total securities	72	$130,105	$(993)	9	$16,284	$(468)	81	$146,389	$(1,461)

The amortized cost and estimated fair value of investment securities at June 30, 2016, by contractual maturity are shown in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available-for-sale:
Municipal bonds	$1,415	$1,416	$28,380	$28,806	$37,618	$38,956	$48,342	$49,621	$115,755	$118,799
Collateralized mortgage obligation	—	—	—	—	—	—	22,570	22,844	22,570	22,844
Mortgage-backed securities	—	—	—	—	20,961	21,143	82,551	82,685	103,512	103,828
Total securities available-for-sale	1,415	1,416	28,380	28,806	58,579	60,099	153,463	155,150	241,837	245,471
Held-to-maturity:
Mortgage-backed securities	—	—	—	—	—	—	8,076	8,174	8,076	8,174
Other	—	—	—	—	—	—	1,216	1,216	1,216	1,216
Total securities held-to-maturity	—	—	—	—	—	—	9,292	9,390	9,292	9,390
Total securities	$1,415	$1,416	$28,380	$28,806	$58,579	$60,099	$162,755	$164,540	$251,129	$254,861

Unrealized gains and losses on investment securities available for sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At June 30, 2016, the Company had accumulated other comprehensive income of $3.6 million, or $2.1 million net of tax, compared to accumulated other comprehensive income of $562,000, or $332,000 net of tax, at December 31, 2015.

FHLB, FRB and other stock

At June 30, 2016, the Company had $14.4 million in Federal Home Loan Bank (“FHLB”) stock, $7.9 million in Federal Reserve Bank of San Francisco (“FRB”) stock, and $4.7 million in other stock, all carried at cost. During the three months ended June 30, 2016 and December 31, 2015, FHLB did not repurchase any of the Company’s excess FHLB stock through their stock repurchase program. The Company evaluates its investments in FHLB and other stock for impairment periodically, including their capital adequacy and overall financial condition. No impairment losses have been recorded through June 30, 2016.

Note 6 – Loans Held for Investment

The following table sets forth the composition of our loan portfolio in dollar amounts at the dates indicated:

	June 30, 2016	December 31, 2015
	(in thousands)
Business loans:
Commercial and industrial	$508,141	$309,741
Franchise	403,855	328,925
Commercial owner occupied (1)	443,060	294,726
SBA	86,076	62,256
Warehouse facilities	—	143,200
Real estate loans:
Commercial non-owner occupied	526,362	421,583
Multi-family	613,573	429,003
One-to-four family (2)	106,538	80,050
Construction	215,786	169,748
Land	18,341	18,340
Other loans	5,822	5,111
Total gross loans (3)	2,927,554	2,262,683
Less Loans held for sale, net	10,116	8,565
Total gross loans held for investment	2,917,438	2,254,118
Less:
Deferred loan origination costs/(fees) and premiums/(discounts), net	3,181	197
Allowance for loan losses	(18,955)	(17,317)
Loans held for investment, net	$2,901,664	$2,236,998
______________________________
(1) Majority secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans for June 30, 2016 are net of the unaccreted mark-to-market discounts of $12.7 million.

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

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus and likewise in excess of 15% for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $128.4 million for secured loans and $77.0 million for unsecured loans at June 30, 2016. At June 30, 2016, the Bank’s largest aggregate outstanding balance of loans to one borrower was $40.0 million of secured credit.

Purchased Credit Impaired

The following table provides a summary of the Company’s principal investment in purchased credit impaired loans, acquired from Canyon National Bank, IDPK and SCAF as of the period indicated:

	June 30, 2016
	Canyon National	IDPK	SCAF	Total
	(in thousands)
Business loans:
Commercial and industrial	$87	$159	$4,162	$4,408
Commercial owner occupied	517	—	1,105	1,622
Real estate loans:
Commercial non-owner occupied	879	626	—	1,505
Other loans	—	—	418	418
Total purchase credit impaired	$1,483	$785	$5,685	$7,953

On the acquisition date, the amount by which the undiscounted expected cash flows of the purchased credit impaired loans exceed the estimated fair value of the loan is the “accretable yield.” The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the purchased credit impaired loan. At June 30, 2016, the Company had $8.0 million of purchased credit impaired loans, of which $580,000 were placed on nonaccrual status.

The following table summarizes the accretable yield on the purchased credit impaired loans for the six months ended June 30, 2016:

	Six Months Ended
	June 30, 2016
	Canyon National	IDPK	SCAF	Total
	(in thousands)
Balance at the beginning of period	$1,130	$1,596	$—	$2,726
Accretable yield at acquisition	—	—	788	788
Accretion	(98)	(8)	(170)	(276)
Disposals and other	(30)	(419)	—	(449)
Change in accretable yield	—	192	—	192
Balance at the end of period	$1,002	$1,361	$618	$2,981

Impaired Loans

The following tables provide a summary of the Company’s investment in impaired loans as of the period indicated:

	Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans
	(in thousands)
June 30, 2016
Business loans:
Commercial and industrial	$1,519	$1,051	$—	$1,051	$—
Franchise	2,225	1,461	1,461	—	731
Commercial owner occupied	865	486	—	486	—
SBA	1,394	328	—	329	—
Real estate loans:
Commercial non-owner occupied	—	—	—	—	—
One-to-four family	181	137	—	137	—
Land	37	18	—	18	—
Totals	$6,221	$3,481	$1,461	$2,021	$731

	Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
December 31, 2015
Business loans:
Commercial and industrial	$578	$313	$—	$313	$—	$90	$29
Franchise	2,394	1,630	1,461	169	731	1,386	3
Commercial owner occupied	883	536	—	536	—	415	67
Real estate loans:
Commercial non-owner occupied	329	214	—	214	—	430	19
One-to-four family	98	70	—	70	—	204	5
Land	37	21	—	21	—	13	—
Totals	$4,319	$2,784	$1,461	$1,323	$731	$2,538	$123

	Three Months Ended		Six Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
June 30, 2016
Business loans:
Commercial and industrial	$350	$8	$329	$13
Franchise	1,461	24	1,546	51
Commercial owner occupied	494	9	506	18
SBA	247	4	135	4
Real estate loans:
Commercial non-owner occupied	—	—	71	2
One-to-four family	393	5	322	10
Land	19	1	19	1
Totals	$2,964	$51	$2,928	$99

	Three Months Ended		Six Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
June 30, 2015
Business loans:
Commercial and industrial	$74	$—	$4	$—
Franchise	1,723	—	1,171	—
Commercial owner occupied	373	15	378	22
Real estate loans:
Commercial non-owner occupied	446	21	456	33
One-to-four family	222	10	228	15
Land	8	—	4	—
Totals	$2,846	$46	$2,241	$70

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

The following table provides additional detail on the components of impaired loans at the period end indicated:

	June 30, 2016	December 31, 2015
	(in thousands)
Nonaccruing loans	$3,481	$2,736
Accruing loans	—	48
Total impaired loans	$3,481	$2,784

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

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest. The Company had impaired loans on nonaccrual status of $3.5 million at June 30, 2016 and $2.7 million at December 31, 2015. The Company had no loans 90 days or more past due and still accruing at June 30, 2016 and December 31, 2015.

The Company had no TDRs at June 30, 2016 and December 31, 2015. In addition, the Company had no foreclosed residential real estate property or a recorded investment in consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of June 30, 2016.

Concentration of Credit Risk

As of June 30, 2016, the Company’s loan portfolio was collateralized by various forms of real estate and business assets located predominately in California. The Company’s loan portfolio contains concentrations of credit in multi-family real estate, commercial non-owner occupied real estate and commercial owner occupied business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and continues to diversify its loan portfolio through loan originations, purchases and sales to meet approved concentration levels. While management believes that the collateral presently securing these loans is adequate, there can be no assurances that a significant deterioration in the California real estate market or economy would not expose the Company to significantly greater credit risk.

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

The following tables stratify the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of the periods indicated:

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
June 30, 2016	(in thousands)
Business loans:
Commercial and industrial	$498,556	$3,694	$5,891	$—	$508,141
Franchise	402,394	—	—	1,461	403,855
Commercial owner occupied	432,542	1,413	9,105	—	443,060
SBA	85,747	—	329	—	86,076
Real estate loans:
Commercial non-owner occupied	522,108	—	4,254	—	526,362
Multi-family	611,143	—	2,430	—	613,573
One-to-four family	105,619	—	919	—	106,538
Construction	215,786	—	—	—	215,786
Land	18,323	—	18	—	18,341
Other loans	5,404	—	418	—	5,822
Totals	$2,897,622	$5,107	$23,364	$1,461	$2,927,554

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
December 31, 2015	(in thousands)
Business loans:
Commercial and industrial	$306,513	$73	$3,155	$—	$309,741
Franchise	327,295	—	169	1,461	328,925
Commercial owner occupied	286,270	627	7,829	—	294,726
SBA	62,256	—	—	—	62,256
Warehouse facilities	143,200	—	—	—	143,200
Real estate loans:
Commercial non-owner occupied	418,917	—	2,666	—	421,583
Multi-family	425,616	—	3,387	—	429,003
One-to-four family	78,997	—	1,053	—	80,050
Construction	169,748	—	—	—	169,748
Land	18,319	—	21	—	18,340
Other loans	5,111	—	—	—	5,111
Totals	$2,242,242	$700	$18,280	$1,461	$2,262,683

The following tables set forth delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
June 30, 2016	(in thousands)
Business loans:
Commercial and industrial	$506,965	$1,144	$—	$32	$508,141	$1,220
Franchise	402,394	—	—	1,461	403,855	1,461
Commercial owner occupied	443,060	—	—	—	443,060	486
SBA	85,830	—	—	246	86,076	329
Real estate loans:
Commercial non-owner occupied	523,875	—	2,487	—	526,362	411
Multi-family	613,573	—	—	—	613,573	—
One-to-four family	106,498	—	—	40	106,538	137
Construction	215,786	—	—	—	215,786	—
Land	18,323	—	—	18	18,341	18
Other loans	5,822	—	—	—	5,822	—
Totals	$2,922,126	$1,144	$2,487	$1,797	$2,927,554	$4,062

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
December 31, 2015	(in thousands)
Business loans:
Commercial and industrial	$309,464	$20	$—	$257	$309,741	$463
Franchise	327,295	—	—	1,630	328,925	1,630
Commercial owner occupied	294,371	—	355	—	294,726	536
SBA	62,256	—	—	—	62,256	—
Warehouse facilities	143,200	—	—	—	143,200	—
Real estate loans:
Commercial non-owner occupied	421,369	214	—	—	421,583	1,164
Multi-family	429,003	—	—	—	429,003	—
One-to-four family	79,915	89	—	46	80,050	155
Construction	169,748	—	—	—	169,748	—
Land	18,319	—	—	21	18,340	21
Other loans	5,111	—	—	—	5,111	1
Totals	$2,260,051	$323	$355	$1,954	$2,262,683	$3,970

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

The Company’s base ALLL factors are determined by management using the Bank’s annualized actual trailing charge-off data over intervals ranging from 84 to 6 months. Adjustments to those base factors are made for relevant internal and external factors. Those factors may include:

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

The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio as of and for the three and six months ended for the periods indicated:

	Three Months Ended June 30, 2016
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Warehouse Facilities	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)
Balance, March 31, 2016	$3,023	$3,568	$1,965	$1,628	$7	$1,897	$2,932	$705	$2,504	$204	$22	$18,455
Charge-offs	(710)	(169)	(329)	(5)	—	—	—	(7)	—	—	—	(1,220)
Recoveries	40	—	—	82	—	—	—	5	—	—	4	131
Provisions for (reduction in) loan losses	2,132	(147)	505	(146)	(7)	207	(598)	(96)	(259)	—	(2)	1,589
Balance, June 30, 2016	$4,485	$3,252	$2,141	$1,559	$—	$2,104	$2,334	$607	$2,245	$204	$24	$18,955

	Six Months Ended June 30, 2016
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Warehouse Facilities	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)
Balance, December 31, 2015	$3,449	$3,124	$1,870	$1,500	$759	$2,048	$1,583	$698	$2,030	$233	$23	$17,317
Charge-offs	(710)	(169)	(329)	(5)	—	—	—	(7)	—	—	—	(1,220)
Recoveries	54	—	—	85	—	—	—	6	—	—	4	149
Provisions for (reduction in) loan losses	1,692	297	600	(21)	(759)	56	751	(90)	215	(29)	(3)	2,709
Balance, June 30, 2016	$4,485	$3,252	$2,141	$1,559	$—	$2,104	$2,334	$607	$2,245	$204	$24	$18,955

Amount of allowance attributed to:

Specifically evaluated impaired loans	$—	$731	$—	$—	$—	$—	$—	$—	$—	$—	$—	$731
General portfolio allocation	4,485	2,521	2,141	1,559	—	2,104	2,334	607	2,245	204	24	18,224
Loans individually evaluated for impairment	1,051	1,461	486	328	—	—	—	137	—	18	—	3,481
Specific reserves to total loans individually evaluated for impairment	—%	50.03%	—%	—%	—%	—%	—%	—%	—%	—%	—%	21.00%
Loans collectively evaluated for impairment	$507,090	$402,394	$442,574	$85,748	$—	$526,362	$613,573	$106,401	$215,786	$18,323	$5,822	$2,924,073
General reserves to total loans collectively evaluated for impairment	0.88%	0.63%	0.48%	1.82%	—%	0.40%	0.38%	0.57%	1.04%	1.11%	0.41%	0.62%
Total gross loans	$508,141	$403,855	$443,060	$86,076	$—	$526,362	$613,573	$106,538	$215,786	$18,341	$5,822	$2,927,554
Total allowance to gross loans	0.88%	0.81%	0.48%	1.81%	—%	0.40%	0.38%	0.57%	1.04%	1.11%	0.41%	0.65%

	Three Months Ended June 30, 2015
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Warehouse Facilities	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)
Balance, March 31, 2015	$3,443	$1,740	$1,602	$547	$889	$2,131	$1,303	$674	$1,210	$78	$29	$13,646
Charge-offs	—	(393)	—	—	—	—	—	—	—	—	—	(393)
Recoveries	12	—	—	1	—	—	—	—	—	—	1	14
Provisions for (reduction in) loan losses	271	477	246	338	(14)	(168)	229	(21)	192	284	(1)	1,833
Balance, June 30, 2015	$3,726	$1,824	$1,848	$886	$875	$1,963	$1,532	$653	$1,402	$362	$29	$15,100

	Six Months Ended June 30, 2015
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Warehouse Facilities	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2014	$2,646	$1,554	$1,757	$568	$546	$2,007	$1,060	$842	$1,088	$108	$24	$12,200
Charge-offs	(24)	(765)	—	—	—	—	—	—	—	—	—	(789)
Recoveries	24	—	—	1	—	—	—	—	—	—	1	26
Provisions for (reduction in) loan losses	1,080	1,035	91	317	329	(44)	472	(189)	314	254	4	3,663
Balance, June 30, 2015	$3,726	$1,824	$1,848	$886	$875	$1,963	$1,532	$653	$1,402	$362	$29	$15,100

Amount of allowance attributed to:
Specifically evaluated impaired loans	$223	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$223
General portfolio allocation	3,503	1,824	1,848	886	875	1,963	1,532	653	1,402	362	29	14,877
Loans individually evaluated for impairment	223	1,461	370	—	—	443	—	206	—	23	—	2,726
Specific reserves to total loans individually evaluated for impairment	100.00%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	8.18%
Loans collectively evaluated for impairment	$284,650	$256,121	$294,175	$50,306	$198,113	$402,343	$400,237	$84,077	$124,448	$16,316	$4,811	$2,115,597
General reserves to total loans collectively evaluated for impairment	1.23%	0.71%	0.63%	1.76%	0.44%	0.49%	0.38%	0.78%	1.13%	2.22%	0.60%	0.70%
Total gross loans	$284,873	$257,582	$294,545	$50,306	$198,113	$402,786	$400,237	$84,283	$124,448	$16,339	$4,811	$2,118,323
Total allowance to gross loans	1.31%	0.71%	0.63%	1.76%	0.44%	0.49%	0.38%	0.77%	1.13%	2.22%	0.60%	0.71%

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

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10 million of Floating Rate Trust Preferred Securities (“Trust Preferred Securities”) issued by PPBI Trust I in March 2004 due April 7, 2034. The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth. Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 3.38% per annum as of June 30, 2016.

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

The impact of stock options which are anti-dilutive are excluded from the computations of diluted earnings per share. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. The following table sets forth the weighted average number of stock options excluded for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2016	2016	2015	2016	2015

Weighted average stock options excluded	154,251	108,407	464,647	131,703	429,625

The following tables set forth the Company’s earnings per share calculations for the periods indicated:

	Three Months Ended
	June 30, 2016			March 31, 2016			June 30, 2015
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(dollars in thousands, except per share data)
Net income	$10,369			$8,554			$7,825
Basic income available to common stockholders	10,369	27,378,930	$0.38	8,554	25,555,654	$0.33	7,825	21,493,641	$0.36
Effect of dilutive stock option grants and warrants	—	466,560		—	396,530		—	335,235
Diluted income available to common stockholders plus assumed conversions	$10,369	27,845,490	$0.37	$8,554	25,952,184	$0.33	$7,825	21,828,876	$0.36

	Six Months Ended June 30,
	2016			2015
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(dollars in thousands, except per share data)
Net income	$18,923			$9,613
Basic income available to common stockholders	18,923	26,467,292	$0.72	9,613	20,796,655	$0.46
Effect of dilutive stock options and warrants	—	434,335		—	329,887
Diluted income available to common stockholders plus assumed conversions	$18,923	26,901,627	$0.70	$9,613	21,126,542	$0.46

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2016, March 31, 2016 and June 30, 2015.
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

Investment securities – Investment securities are generally valued based upon quotes obtained from an independent third-party pricing service, which uses evaluated pricing applications and model processes. Observable market inputs, such as, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data are considered as part of the evaluation. The inputs are related directly to the security being evaluated, or indirectly to a similarly situated security. Market assumptions and market data are utilized in the valuation models. The Company reviews the market prices provided by the third-party pricing service for reasonableness based on the Company’s understanding of the market place and credit issues related to the securities. The Company has not made any adjustments to the market quotes provided by them and, accordingly, the Company categorized its investment portfolio within Level 2 of the fair value hierarchy.

FHLB, FRB, Other Stock – Due to restrictions placed on transferability, it is not practical to determine the fair value of the stock.

Loans Held for Sale — The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

Loans Held for Investment — The fair value of loans, other than loans on nonaccrual status, was estimated by discounting the remaining contractual cash flows using the estimated current rate at which similar loans would be made to borrowers with similar credit risk characteristics and for the same remaining maturities, reduced by deferred net loan origination fees and the allocable portion of the allowance for loan losses. Accordingly, in determining the estimated current rate for discounting purposes, no adjustment has been made for any change in borrowers’ credit risks since the origination of such loans. Rather, the allocable portion of the allowance for loan losses is considered to provide for such changes in estimating fair value. As a result, this fair value is not necessarily the value which would be derived using an exit price. These loans are included within Level 3 of the fair value hierarchy.

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

Accrued Interest Receivable/Payble – The carrying amounts of accrued interest receivable and accrued interest payable are deemed to approximate fair value.

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

The fair value estimates presented herein are based on pertinent information available to management as of the periods indicated.

	At June 30, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$185,299	$185,299	$—	$—	$185,299
Interest bearing time deposits with financial institutions	3,944	3,944	—	—	3,944
Investments held to maturity	9,292	—	9,390	—	9,390
Investment securities available for sale	245,471	—	245,471	—	245,471
FHLB, FRB, and other stock	26,984	N/A	N/A	N/A	N/A
Loans held for sale	10,116	—	11,128	—
Loans held for investment, net	2,901,664	—	—	2,918,457	2,918,457
Accrued interest receivable	12,143	12,143	—	—	12,143

Liabilities:
Deposit accounts	2,931,001	2,351,184	620,675	—	2,971,859
FHLB advances	75,000	—	75,016	—	75,016
Other borrowings	45,252	—	45,878	—	45,878
Subordinated debentures	70,310	—	68,425	—	68,425
Accrued interest payable	305	305	—	—	305

	At December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$78,417	$78,417	$—	$—	$78,417
Interest bearing time deposits with financial institutions	1,972	1,972	—	—	1,972
Investments held to maturity	9,642	—	9,572	—	9,572
Investment securities available for sale	280,273	—	280,273	—	280,273
FHLB, FRB, and other stock	22,292	N/A	N/A	N/A	N/A
Loans held for sale	8,565	—	9,507	—	9,507
Loans held for investment, net	2,236,998	—	—	2,244,936	2,244,936
Accrued interest receivable	9,315	9,315	—	—	9,315

Liabilities:
Deposit accounts	2,195,123	1,674,148	521,291	—	2,195,439
FHLB advances	148,000	—	148,036	—	148,036
Other borrowings	48,125	—	49,156	—	49,156
Subordinated debentures	70,310	—	68,675	—	68,675
Accrued interest payable	206	206	—	—	206

The following fair value hierarchy table presents information about the Company’s financial instruments measured at fair value on a recurring basis at the dates indicated:

	June 30, 2016
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Available for sale:
Municipal bonds	$—	$118,799	$—	$118,799
Collateralized mortgage obligation	$—	$22,844	$—	$22,844
Mortgage-backed securities	—	103,828	—	103,828
Total securities available for sale	$—	$245,471	$—	$245,471

	December 31, 2015
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Available for sale:
Municipal bonds	$—	$130,245	$—	130,245
Collateralized mortgage obligation	$—	$24,543	$—	24,543
Mortgage-backed securities	—	125,485	—	125,485
Total securities available for sale	$—	$280,273	$—	$280,273

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost. As such, the Company records impaired loans as Level 3. At June 30, 2016, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

The fair value of impaired loans and other real estate owned were determined using Level 3 assumptions, and represents impaired loan and other real estate loan balances for which a specific reserve has been established or on which a write down has been taken. Generally, the Company obtains third party appraisals (or property evaluations) and/or collateral audits in conjunction with internal analysis based on historical experience on its impaired loans and other real estate owned to determine fair value. In determining the net realizable value of the underlying collateral for impaired loans, the Company will then discount the valuation to cover both market price fluctuations and selling costs the Company expected would be incurred in the event of foreclosure. In addition to the discounts taken, the Company’s calculation of net realizable value considered any other senior liens in place on the underlying collateral.

The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis as of the periods indicated:

	June 30, 2016
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Collateral dependent impaired loans
Business loans:
Commercial and industrial	$—	$—	$1,028	$1,028
Commercial owner occupied	—	—	486	486
SBA	—	—	329	329
Real estate loans:
One-to-four family	—	—	137	137
Land	—	—	18	18
Total collateral dependent impaired loans	$—	$—	$1,998	$1,998
Other real estate owned
Land	—	—	711	711
Total other real estate owned	—	—	711	711
Total assets	$—	$—	$2,709	$2,709

	December 31, 2015
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Collateral dependent impaired loans
Business loans:
Commercial and industrial	$—	$—	$313	$313
Franchise	—	—	168	168
Commercial owner occupied	—	—	536	536
Real estate loans:				—
Commercial non-owner occupied	—	—	214	214
One-to-four family	—	—	70	70
Land	—	—	21	21
Total collateral dependent impaired loans	$—	$—	$1,322	$1,322
Other real estate owned
Land	—	—	1,161	1,161
Total other real estate owned	—	—	1,161	1,161
Total assets	$—	$—	$2,483	$2,483

The following table presents quantitative information about Level 3 of fair value measurements for financial instruments measured at fair value on a non-recurring basis for the periods indicated:

	June 30, 2016
				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Rate	Maturity (years)	Unobservable Inputs
	(dollars in thousands)
Collateral dependent impaired loans:
Business loans:
Commercial and industrial	$1,028	Collateral valuation	Management adjustment to reflect current conditions and selling costs	6.00%	1	0 - 10%
Commercial owner occupied	486	Collateral valuation	Management adjustment to reflect current conditions and selling costs	6.75 - 7.75%	10	0 - 10%
SBA	329	Collateral valuation	Management adjustment to reflect current conditions and selling costs	6.00 - 6.25%	15-23	0 - 10%
Real estate loans:
One-to-four family	137	Collateral valuation	Management adjustment to reflect current conditions and selling costs	9.00 - 15.00%	4 - 14	0 - 10%
Land	18	Collateral valuation	Management adjustment to reflect current conditions and selling costs	13.00%	15	0 - 10%
Total collateral dependent impaired loans	$1,998

Other real estate owned
Land	$711	Collateral valuation	Management adjustment to reflect current conditions and selling costs	—%	0	0 - 10%
Total other real estate owned	$711

	December 31, 2015
				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Rate	Maturity (years)	Unobservable Inputs
	(dollars in thousands)
Collateral dependent impaired loans:
Business loans:
Commercial and industrial	$313	Collateral valuation	Management adjustment to reflect current conditions and selling costs	7.50%	6	0 - 10%
Franchise	$168	Collateral valuation	Management adjustment to reflect current conditions and selling costs	5.70% - 6.70%	7-8	0 - 10%
Commercial owner occupied	536	Collateral valuation	Management adjustment to reflect current conditions and selling costs	7.75%	7	0 - 10%
Real estate loans:
Commercial non-owner occupied	214	Collateral valuation	Management adjustment to reflect current conditions and selling costs	6.75%	2-12	0 - 15%
One-to-four family	$70	Collateral valuation	Management adjustment to reflect current conditions and selling costs	9.00% - 15.00%	5 - 16	0 - 10%
Land	$21	Collateral valuation	Management adjustment to reflect current conditions and selling costs	13.00%	15	0 - 10%
Total collateral dependent impaired loans	$1,322

Other real estate owned
Land	$1,161	Collateral valuation	Management adjustment to reflect current conditions and selling costs	—%	0	0-10%
Total other real estate owned	$1,161

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

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Annual Report, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results expected for the year ending December 31, 2016.

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

We provide banking services within our targeted markets in California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve. Additionally, through our HOA Banking and Lending and Franchise Capital units we can provide customized cash management, electronic banking services and credit facilities to HOAs, HOA management companies and QSR franchise owners nationwide. Our corporate headquarters are located in Irvine, California. At June 30, 2016, the Bank operated 19 full-service depository branches in California located in the cities of Corona, Encinitas, Huntington Beach, Irvine, Los Alamitos, Murrieta, Newport Beach, Orange, Palm Desert (2), Palm Springs (2), Redlands, Riverside, San Bernardino (2), San Diego (2) and Seal Beach. On April 22, 2016, the Bank closed three branches, as announced in conjunction with the merger with Security Bank of California. Those branches were located in Palm Desert, Riverside, and Tustin. On May 2, 2016, the

Corporation announced the consolidation of three branches into existing branches in close proximity. The Bank anticipates closing one of its branches in San Diego and its Seal Beach branch on July 29, 2016 and closing one of its branches in Palm Springs on August 5, 2016. After these branch closures, the Bank will operate 16 full-service depository branches in California. Through our branches and our web site at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment. We also offer a variety of loan products, including commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans, and home equity loans. The Bank funds its lending and investment activities with retail deposits obtained through its branches, advances from the FHLB, lines of credit, and wholesale and brokered certificates of deposits.

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

SCAF ACQUISITION

Effective January 31, 2016, the Company acquired SCAF, and its wholly-owned bank subsidiary, Security Bank of California, a Riverside, California, based state-chartered bank, pursuant to the terms of a definitive agreement entered into by the Corporation and SCAF on October 2, 2015. As a result of the SCAF acquisition, the Bank acquired and recorded at the acquisition date assets with a fair value of approximately $765 million, including:

•	$456 million of gross loans;

•	$190 million in investment securities;

•	$51.1 million in goodwill;

•	$40.9 million of cash and cash equivalents;

•	$18.3 million of other types of assets; and

•	$4.5 million in fixed assets;

•	$4.3 million of a core deposit intangible.

Also as a result of the SCAF acquisition, the Company recorded $119 million of equity in connection with the Corporation’s stock issued to SCAF shareholders as part of the acquisition consideration and assumed at acquisition date liabilities with a fair value of approximately $645 million, including:

•	$637 million in deposit transaction accounts; and

•	$8.8 million other liabilities.

The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB ASC Topic 820: Fair Value Measurements and Disclosures. Such fair values are preliminary estimates and are subject to adjustment for up to one year after the merger date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. In the second quarter of 2016, the Company made a $146,000 adjustment to fixed assets and goodwill.

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

	Three Months Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015

	(dollars in thousands)
Net income	$10,369	$8,554	$7,825	$18,923	$9,613
Plus merger related expenses	497	3,119	—	3,616	3,992
Less merger related expenses tax adjustment (1)	(190)	(1,016)		(1,206)	(1,482)
Adjusted net income	$10,676	$10,657	$7,825	$21,333	$12,123

Diluted earnings per share	0.37	0.33	0.36	0.70	0.46
Plus merger-related expenses, net of tax	0.01	0.08	—	0.09	0.12
Adjusted diluted earnings per share	$0.38	$0.41	$0.36	$0.79	$0.58

Return on average assets (2)	1.17%	1.04%	1.18%	1.11%	0.75%
Plus merger-related expenses, net of tax	0.03	0.26	—	0.14	0.41
Adjusted return on average assets (2)	1.20%	1.30%	1.18%	1.25%	1.16%

______________________________
(1) Deductible merger related expenses adjusted by quarterly effective tax rate.
(2) Ratio is annualized.

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

	Three Months Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015

	(dollars in thousands)
Net income	$10,369	$8,554	$7,825	$18,923	$9,613
Plus CDI amortization expense	645	344	344	989	658
Less CDI amortization expense tax adjustment (1)	(245)	(138)	(128)	(383)	(282)
Net income for average tangible common equity	10,769	8,760	8,041	19,529	9,989
Plus merger related expenses	497	3,119	—	3,616	3,992
Less merger related expenses tax adjustment (2)	(190)	(1,016)	—	(1,206)	(1,482)
Adjusted net income for average tangible common equity	11,076	10,863	8,041	21,939	12,499
Average stockholders’ equity	432,342	387,202	275,860	407,538	258,846
Less average CDI	10,876	10,110	8,080	10,388	8,258
Less average goodwill	101,923	85,581	50,965	93,426	45,444
Average tangible common equity	$319,543	$291,511	$216,815	$303,724	$205,144
Return on average tangible common equity (3)	13.48%	12.02%	14.84%	12.86%	9.74%
Adjusted return on average tangible common equity (3)	13.86%	14.91%	14.84%	14.45%	12.19%
______________________________
(1) CDI amortization expense adjusted by quarterly effective tax rate.
(2) Deductible merger related expenses adjusted by quarterly effective tax rate.
(3) Ratio is annualized.

RESULTS OF OPERATIONS

In the second quarter of 2016, we reported net income of $10.4 million, or $0.37 per diluted share. This compares with net income of $8.6 million, or $0.33 per diluted share for the first quarter of 2016. Net interest income increased by $3.4 million from the first quarter of 2016, reflecting an increase in earning assets and a decrease in cost of funds. Non-interest expense for the second quarter of 2016 included $497,000 in merger-related expenses associated with the acquisition of SCAF. Excluding merger-related expenses, net of tax, adjusted net income for the second quarter of 2016 was $10.7 million, or $0.38 per diluted share.

Net income of $10.4 million, or $0.37 per diluted share, for the second quarter of 2016 compares to net income for the second quarter of 2015 of $7.8 million or $0.36 per diluted share. The increase in net income of $2.5 million was mostly due to the $10.5 million increase in net interest income resulting from earning asset growth and an increase in net interest margin. These items were offset by a $6.5 million increase in non-interest expense, including $3.9 million in compensation and benefits expenses associated with both the acquisition of SCAF and an increase in staffing to support organic growth.

For the three months ended June 30, 2016, the Company’s return on average assets was 1.17% and return on average tangible common equity was 13.48%, or 1.20% and 13.86% after adjusting for the merger-related expenses, respectively. For the three months ended March 31, 2016 the return on average assets was 1.04% and the return on average tangible common equity was 12.02%, or 1.30% and 14.91% after adjusting for the merger-related expenses, respectively. For the three months ended June 30, 2015 the return on average assets was 1.18% and the return on average tangible common equity was 14.84%.

For the first six months of 2016, the Company recorded net income of $18.9 million, or $0.70 per diluted share. This compares with net income of $9.6 million or $0.46 per diluted share for the first six months of 2015. The increase in net income of $9.3 million was mostly due to the $21.0 million increase in net interest income resulting from earning asset growth, partially offset by growth in non-interest expense of $9.7 million. Prior period comparisons for the year-to-date results are impacted by the acquisition of SCAF in the first quarter of 2016 and the acquisition of IDPK in the first quarter of 2015. Excluding non-recurring merger-related expenses, the Company reported adjusted net income of $21.3 million, or $0.79 per share on a diluted basis, for the first six months of 2016, compared with $12.1 million, or $0.58 per share on a diluted basis, for the first six months of 2015.

For the six months ended June 30, 2016, the Company’s return on average assets was 1.11% and return on average tangible common equity was 12.86%, compared with a return on average assets of 0.75% and a return on average tangible common equity of 9.74% for the six months ended June 30, 2015. Excluding the non-recurring merger-related expenses, the Company’s adjusted return on average assets was 1.25% and adjusted return on average tangible common equity was 14.45% for the six months ended June 30, 2016, compared with an adjusted return on average assets of 1.16% and an adjusted return on average tangible common equity of 12.19% for the six months ended June 30, 2015.

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

Net interest income totaled $37.6 million in the second quarter of 2016, an increase of $3.4 million or 9.8% from the first quarter of 2016. The increase in net interest income reflected an increase in average interest-earning assets of $278 million, and an increase in the net interest margin of 3 basis points to 4.51%. The increase in average interest-earning assets during the second quarter of 2016 was primarily related to a full quarter benefit of the SCAF, which added $467 million in loans, before purchase accounting adjustments, and a full quarter benefit of the $185 million multi-family loan pool purchased late in the first quarter of 2016.

The expansion in the net interest margin from 4.48% to 4.51% was driven by a favorable asset mix arising from the $361 million growth in average loans and an $82.5 million decline in average cash and investment balances coupled with lower funding costs from 0.46% to 0.43%. Excluding the impact of accretion, the portfolio net interest margin increased 8 basis points, with accretion contributing 27 basis points in the second quarter of 2016 as compared to 32 basis points in the first quarter of 2016.

Net interest income for the second quarter of 2016 increased $10.5 million or 38.6% compared to the second quarter of 2015. The increase was related to an increase in average interest-earning assets of $828 million, which resulted primarily from our organic loan growth since the end of the second quarter of 2015 and our acquisition of SCAF during the first quarter of 2016. Our net interest margin for the second quarter of 2016 increased 20 basis points to 4.51% from the prior year. The expansion of the net interest margin was driven by a 13 basis point increase in the yield on earning assets, driven primarily by accretion income which added 27 basis points in the quarter as compared to 14 basis points in the second quarter of 2015.
For the first six months of 2016, net interest income totaled $71.8 million, an increase of $21.0 million or 41.4%, compared to the net interest income for the first six months of 2015. The increase reflected an increase in interest-earning assets of $784 million, and an increase in net interest margin of 28 basis points to 4.48%. The expansion in the net interest margin from 4.20% to 4.48% was driven by a favorable asset mix arising from the $712 million growth in average loans, primarily related to the acquisitions of SCAF along with our organic loan growth, and a $72.2 million increase in average cash and investment balances coupled with lower funding costs from 0.53% to 0.45%. Excluding the impact of accretion, the portfolio net interest margin increased 13 basis points, with accretion contributing 29 basis points in the first six months of 2016 as compared to 14 basis points in the first six months of 2015.

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

	Average Balance Sheet
	Three Months Ended
	June 30, 2016			March 31, 2016			June 30, 2015
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$177,603	$189	0.43%	$219,539	$241	0.44%	$103,831	$62	0.24%
Investment securities	299,049	1,650	2.21	339,593	1,857	2.19	306,774	2,096	2.73
Loans receivable, net (1)	2,873,333	39,035	5.46	2,512,732	35,407	5.67	2,111,253	27,912	5.30
Total interest-earning assets	3,349,985	40,874	4.91	3,071,864	37,505	4.91	2,521,858	30,070	4.78
Noninterest-earning assets	209,741			205,417			140,446
Total assets	$3,559,726			$3,277,281			$2,662,304
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$178,258	$50	0.11	$165,581	$47	0.11	$147,620	$43	0.12
Money market	980,806	896	0.37	891,110	820	0.37	695,935	604	0.35
Savings	98,419	38	0.16	94,773	38	0.16	87,706	35	0.16
Time	606,770	1,026	0.68	582,828	1,164	0.80	472,135	907	0.77
Total interest-bearing deposits	1,864,253	2,010	0.43	1,734,292	2,069	0.48	1,403,396	1,589	0.45
FHLB advances and other borrowings	99,755	324	1.31	111,444	325	1.17	263,633	407	0.62
Subordinated debentures	70,310	979	5.57	70,310	910	5.18	70,310	982	5.60
Total borrowings	170,065	1,303	3.08	181,754	1,235	2.73	333,943	1,389	1.67
Total interest-bearing liabilities	2,034,318	3,313	0.66	1,916,046	3,304	0.69	1,737,339	2,978	0.69
Noninterest-bearing deposits	1,060,097			949,371			627,674
Other liabilities	32,969			24,662			21,431
Total liabilities	3,127,384			2,890,079			2,386,444
Stockholders’ equity	432,342			387,202			275,860
Total liabilities and equity	$3,559,726			$3,277,281			$2,662,304
Net interest income		$37,561			$34,201			$27,092
Net interest rate spread (2)			4.25%			4.22%			4.09%
Net interest margin (3)			4.51%			4.48%			4.31%
Ratio of interest-earning assets to interest-bearing liabilities			164.67%			160.32%			145.16%

	Average Balance Sheet
	Six Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$206,682	426	0.41%	$164,174	191	0.23%
Investment securities	319,742	3,511	2.20%	290,061	3,524	2.43%
Loans receivable, net (1)	2,693,101	74,442	5.56%	1,981,126	52,982	5.39%
Total interest-earning assets	3,219,525	78,379	4.90%	2,435,361	56,697	4.69%
Noninterest-earning assets	198,845			127,361
Total assets	$3,418,370			$2,562,722
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$171,396	97	0.11%	$146,721	88	0.12%
Money market	935,959	1,717	0.37%	670,988	1,166	0.35%
Savings	96,596	75	0.16%	87,573	70	0.16%
Time	594,797	2,190	0.74%	472,333	1,871	0.80%
Total interest-bearing deposits	1,798,748	4,079	0.46%	1,377,615	3,195	0.47%
FHLB advances and other borrowings	105,599	649	1.24%	232,838	782	0.68%
Subordinated debentures	70,310	1,889	5.37%	70,310	1,953	5.56%
Total borrowings	175,909	2,538	2.90%	303,148	2,735	1.82%
Total interest-bearing liabilities	1,974,657	6,617	0.67%	1,680,763	5,930	0.71%
Noninterest-bearing deposits	1,005,307			600,720
Other liabilities	30,868			22,393
Total liabilities	3,010,832			2,303,876
Stockholders' equity	407,538			258,846
Total liabilities and equity	$3,418,370			$2,562,722
Net interest income		$71,762			$50,767
Net interest rate spread (2)			4.23%			3.98%
Net interest margin (3)			4.48%			4.20%
Ratio of interest-earning assets to interest-bearing liabilities			163.04%			144.90%

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

Changes in our net interest income are a function of changes in volumes, days in a period and rates of interest-earning assets and interest-bearing liabilities. The following table presents the impact the volume, days in a period and rate changes have had on our net interest income for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•	Changes in volume (changes in volume multiplied by prior rate);

•	Changes in days in a period (changes in days in a period multiplied by daily interest);

•	Changes in interest rates (changes in interest rates multiplied by prior volume); and

•	The net change or the combined impact of volume, days in a period and rate changes allocated proportionately to changes in volume, days in a period and changes in interest rates.

	Three Months Ended June 30, 2016 Compared to Three Months Ended March 31, 2016 Increase (decrease) due to
	Volume	Rate	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$(47)	$(5)	$(52)
Investment securities	(209)	2	(207)
Loans receivable, net	4,969	(1,341)	3,628
Total interest-earning assets	$4,713	$(1,344)	$3,369
Interest-bearing liabilities
Interest checking	$3	$—	$3
Money market	76	—	76
Time	46	(184)	(138)
FHLB advances and other borrowings	(37)	36	(1)
Subordinated debentures	—	69	69
Total interest-bearing liabilities	$88	$(79)	$9
Change in net interest income	$4,625	$(1,265)	$3,360

	Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015 Increase (decrease) due to
	Volume	Rate	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$61	$66	$127
Investment securities	(23)	(423)	(446)
Loans receivable, net	10,307	816	11,123
Total interest-earning assets	$10,345	$459	$10,804
Interest-bearing liabilities
Interest checking	$7	$—	$7
Money market	256	36	292
Savings	5	(2)	3
Time	235	(116)	119
FHLB advances and other borrowings	(364)	281	(83)
Subordinated debentures	—	(3)	(3)
Total interest-bearing liabilities	$139	$196	$335
Change in net interest income	$10,206	$263	$10,469

	Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015 Increase (decrease) due to
	Volume	Days	Rate	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$58	$2	$175	$235
Investment securities	341	—	(354)	(13)
Loans receivable, net	19,343	409	1,708	21,460
Total interest-earning assets	$19,742	$411	$1,529	$21,682
Interest-bearing liabilities
Interest checking	$15	$1	$(7)	$9
Money market	474	9	68	551
Savings	5	—	—	5
Time	456	12	(149)	319
FHLB advances and other borrowings	(573)	4	436	(133)
Subordinated debentures	—	—	(64)	(64)
Total interest-bearing liabilities	$377	$26	$284	$687
Change in net interest income	$19,365	$385	$1,245	$20,995

Provision for Loan Losses

  We recorded a $1.6 million provision for loan losses during the second quarter of 2016, an increase of $469,000 from the first quarter of 2016. The increase in the provision for loan losses was a result of growth in the loan portfolio. Net loan charge-offs amounted to $1.1 million in the second quarter of 2016, compared to net recoveries of $18,000 from the first quarter of 2016.

The $1.6 million provision for loan losses during the second quarter of 2016 decreased by $244,000 from the second quarter of 2015. The decrease in the provision for loan losses was due to improvements in asset quality within certain segments of the loan portfolio. The net loan charge-offs amounted to $1.1 million in the second quarter of 2016, compared to net charge-offs of $379,000 from the second quarter of 2015.

For the first six months of 2016, we recorded a $2.7 million provision for loan losses, a decrease from $3.7 million recorded for the first six months of 2015. The decrease in the provision for loan losses was due to improvements in asset quality within certain segments of the loan portfolio. Net loan charge-offs amounted to $1.1 million for the first six months of 2016, an increase from $763,000 for the first six months of 2015.

For purchased credit impaired loans, charge-offs are recorded when there is a decrease in the estimated cash flows of the credit from original cash flow estimates. Purchased credit impaired loans were recorded at their estimated fair value, which incorporated our estimated expected cash flows until the ultimate resolution of these credits. To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan losses or charge-offs will be recognized into earnings or against the allowance, if applicable. To the extent actual or projected cash flows are more than originally estimated, the increase in cash flows is prospectively recognized in loan interest income. Due to the accounting rules associated with our purchased credit impaired loans, each quarter we are required to re-estimate cash flows which could cause volatility in our reported net interest margin and provision for loan losses. During the second quarter of 2016, we recorded a charge-off of $329,000 associated with a single purchased credit impaired loan. See “Allowance for Loan Losses” discussed below in this Quarterly Report on Form 10-Q.

Noninterest Income

Noninterest income for the second quarter of 2016 was $4.5 million, a decrease of $412,000 or 8.5% from the first quarter of 2016. The decrease from the first quarter of 2016 was primarily related to a $759,000 recovery recognized in the first quarter on a pre-acquisition loan charge-off, a $221,000 decrease in net gain from sales of investment securities, partially offset by a $218,000 increase in net gain from the sale of loans. The increase in gain on sale of loans was the result of higher SBA loan sales, as $22.7 million of loans were sold in the second quarter, compared to $20.7 million in the prior quarter.

Compared to the second quarter of 2015, noninterest income for the second quarter of 2016 increased $69,000 or 1.6%. The increase was primarily related to a $393,000 increase in gain on sales of investment securities, a $183,000 increase in deposit fees and a $181,000 increase in other income, partially offset by a $597,000 decrease in gain on the sale and a $91,000 decrease in loan servicing fees.

For the first six months of 2016, noninterest income totaled $9.3 million, an increase from $5.9 million for the first six months of 2015. The increase was primarily related to higher net gain from sale of loans of $1.3 million, net gain from sales of investment securities of $1.0 million and a $759,000 recovery on a pre-acquisition loan charge-off recognized in the first quarter of 2016.

Noninterest Expense

  Noninterest expense totaled $23.7 million for the second quarter of 2016, an increase of $48,000 or 0.2%, compared with the first quarter of 2016. Offsetting lower merger related expenses were increased compensation costs attributable primarily to higher staffing levels, resulting from the SCAF acquisition and staffing increases at the Bank, an increase in the off-balance sheet reserve, as well as an adjustment in core deposit intangible ("CDI") amortization related to the SCAF acquisition.

In comparison to the second quarter of 2015, noninterest expense grew by $6.5 million or 37.6%. The increase in expense was primarily related to the additional costs from the personnel and branches retained from the acquisition of SCAF, combined with our continued investment in personnel to support our organic growth in loans and deposits.

For the first six months of 2016, noninterest expense totaled $47.3 million, an increase of $9.7 million or 25.6% from the first six months of 2015. The increase in expense was primarily related to higher compensation and benefits costs of $6.4 million and growth in premises and occupancy expense of $1.1 million.

The Company’s efficiency ratio was 54.4% for the second quarter of 2016, compared to 52.4% for the first quarter of 2016 and 53.7% for the second quarter of 2015. The Company's efficiency ratio was 53.4% for the first six months of 2016, compared to 58.4% for the first six months of 2015.

Income Taxes

For the three months ended June 30, 2016 and 2015, income tax expense was $6.4 million and $4.6 million, respectively, and the effective income tax rate was 38.0% and 37.0%, respectively. For the six months ended June 30, 2016 and 2015, income tax expense was $12.1 million and $5.7 million, respectively, and the effective tax rate was 39.0% and 37.1%, respectively.

The Company did not have unrecognized tax benefits that related to uncertainties associated with federal and state income tax matters as of June 30, 2016 and December 31, 2015.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax in multiple state jurisdictions. The statute of limitations related to the consolidated Federal income tax returns is closed for all tax years up to and including 2011. The expiration of the statute of limitations related to the various state income and franchise tax returns varies by state. Independence Bank, an acquired entity, is currently under examination by the California Franchise Tax Board (FTB) for the 2010 and 2011 tax years. While the outcome of the examinations is unknown, the Company expects no material adjustments.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of June 30, 2016.

FINANCIAL CONDITION

At June 30, 2016, assets totaled $3.60 billion, an increase of $808 million or 29.0% from December 31, 2015. The increase in assets since December 31, 2015 was impacted by the acquisition of SCAF, which at closing added $715 million in assets including $456 million in loans, $190 million in investment securities and $51.1 million in goodwill. Additionally, organic loan growth, contributed to the increase in assets during the during the second quarter of 2016.

Loans

Net loans held for investment totaled $2.90 billion at June 30, 2016, an increase of $665 million or 29.7% from December 31, 2015. The increase since December 31, 2015 was primarily related to loans acquired from SCAF of $456 million at acquisition date, as well as our organic loan originations. Combined, loan growth included increases in commercial and industrial loans of $198 million, multifamily loans of $185 million, commercial owner occupied loans of $148 million, commercial non-owner occupied loans $105 million, franchise loans of $74.9 million, construction loans of $46.0 million, one-to-four family loans of $26.5 million and SBA loans of $23.8 million, offset by a decrease in warehouse mortgage loans of $143 million.

The total end of period weighted average contractual interest rate on loans, excluding fees and discounts, at June 30, 2016 was 4.88%, compared to 4.90% at December 31, 2015.

The following table sets forth the composition of our loan portfolio in dollar amounts, as a percentage of the portfolio and gives the weighted average interest rate by loan category at the dates indicated:

	June 30, 2016			At December 31, 2015
	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
	(dollars in thousands)
Business loans:
Commercial and industrial	$508,141	17.4%	4.79%	$309,741	13.7%	5.00%
Franchise	403,855	13.8	5.35	328,925	14.5	5.50
Commercial owner occupied (1)	443,060	15.1	5.01	294,726	13.0	5.00
SBA	86,076	2.9	5.73	62,256	2.8	5.50
Warehouse facilities	—	—	—	143,200	6.3	3.90
Real estate loans:
Commercial non-owner occupied	526,362	18.0	4.83	421,583	18.7	4.90
Multi-family	613,573	21.0	4.37	429,003	19.0	4.60
One-to-four family (2)	106,538	3.6	4.41	80,050	3.5	4.50
Construction	215,786	7.4	5.40	169,748	7.5	5.40
Land	18,341	0.6	5.20	18,340	0.8	5.20
Other loans	5,822	0.2	5.75	5,111	0.2	5.20
Total gross loans (3)	2,927,554	100.0%	4.88%	2,262,683	100.0%	4.90%
Less loans held for sale	10,116			8,565
Total gross loans held for investment	2,917,438			2,254,118
Deferred loan origination costs/(fees) and premiums/(discounts), net	3,181			197
Allowance for loan losses	(18,955)			(17,317)
Loans held for investment, net	$2,901,664			$2,236,998
______________________________
(1) Majority secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans for June 30, 2016 are net of the unaccreted mark-to-market discounts of $12.7 million.

The following table sets forth the weighted average interest rates, weighted average number of months to reprice and the periods to repricing for our gross loan portfolio at the date indicated:

	June 30, 2016
Periods to Repricing	Number of Loans	Amount	Weighted Average Interest Rate	Weighted Average Months to Reprice
	(dollars in thousands)
1 Year and less	2,109	$948,493	5.11%	16.54
Over 1 Year to 3 Years	428	511,212	4.58	25.66
Over 3 Years to 5 Years	583	742,470	4.64	48.75
Over 5 Years to 7 Years	89	162,282	4.47	73.89
Over 7 Years to 10 Years	40	73,909	4.64	99.85
Total adjustable	3,249	2,438,366	4.80	28.89
Fixed	1,421	479,072	5.15
Total	4,670	$2,917,438	4.88

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. At June 30, 2016 and December 31, 2015, loans delinquent 30 or more days as a percentage of total gross loans was 0.19%, comparable to 0.12% at December 31, 2015.

The following table sets forth delinquencies in the Company’s loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At June 30, 2016
Business loans:
Commercial and industrial	3	$1,144	—	$—	2	$32	5	$1,176
Franchise	—	—	—	—	1	1,461	1	1,461
Commercial owner occupied	—	—	—	—	—	—	—	—
SBA	—	—	—	—	1	246	1	246
Real estate loans:
Commercial non-owner occupied	—	—	1	2,487	—	—	1	2,487
One-to-four family	—	—	—	—	2	40	2	40
Construction	—	—	—	—	—	—	—	—
Land	—	—	—	—	1	18	1	18
Other	—	—	—	—	—	—	—	—
Total	3	$1,144	1	$2,487	7	$1,797	11	$5,428
Delinquent loans to total gross loans		0.04%		0.08%		0.06%		0.19%

At December 31, 2015
Business loans:
Commercial and industrial	2	20	—	—	1	257	3	277
Franchise	—	—	—	—	3	1,630	3	1,630
Commercial owner occupied	—	—	1	355	—	—	1	355
Real estate loans:
Commercial non-owner occupied	1	214	—	—	—	—	1	214
One-to-four family	1	89	—	—	2	46	3	135
Land	—	—	—	—	1	21	1	21
Total	4	$323	1	$355	7	$1,954	12	$2,632
Delinquent loans to total gross loans		0.01%		0.02%		0.09%		0.12%
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

At June 30, 2016, our ALLL was $19.0 million, an increase of $1.6 million from December 31, 2015. The increase in the allowance for loan losses at June 30, 2016 was mainly attributable to the growth in the multi-family segment of the loan portfolio, which resulted primarily from a purchase of a multi-family loan pool. At June 30, 2016, given the composition of our loan portfolio, the ALLL was considered adequate to cover estimated losses inherent in the loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the ALLL change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

The following table sets forth the Company’s ALLL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	June 30, 2016			December 31, 2015
Balance at End of Period Applicable to	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
	(dollars in thousands)
Business loans:
Commercial and industrial	$4,485	0.88%	17.4%	$3,449	1.11%	13.7%
Franchise	3,252	0.81	13.8	3,124	0.95	14.5
Commercial owner occupied	2,141	0.48	15.1	1,870	0.63	13.0
SBA	1,559	1.81	2.9	1,500	2.41	2.8
Warehouse facilities	—	—	—	759	0.53	6.3
Real estate loans:
Commercial non-owner occupied	2,104	0.40	18.0	2,048	0.49	18.7
Multi-family	2,334	0.38	21.0	1,583	0.37	19.0
One-to-four family	607	0.57	3.6	698	0.87	3.5
Construction	2,245	1.04	7.4	2,030	1.20	7.5
Land	204	1.11	0.6	233	1.27	0.8
Other Loans	24	0.41	0.2	23	0.45	0.2
Total	$18,955	0.65%	100.0%	$17,317	0.77%	100.0%

The ALLL as a percent of nonaccrual loans was 466.64% at June 30, 2016, an increase from 436.20% at December 31, 2015. At June 30, 2016, the ratio of ALLL to total gross loans was 0.65%, a decrease from 0.77% at December 31, 2015. The decrease in this ratio at June 30, 2016 from December 31, 2015 is attributable to the loans acquired from SCAF, recorded at fair value, which did not necessitate an allowance against them. Our ratio of ALLL plus the remaining unamortized credit discount on the loans acquired to total gross loans was 0.89% at June 30, 2016, a decrease from 0.91% at December 31, 2015.

The following table sets forth the activity within the Company’s ALLL in each of the loan categories listed for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2016	2016	2015	2016	2015
	(dollars in thousands)
Balance, beginning of period	$18,455	$17,317	$13,646	$17,317	$12,200
Provision for loan losses	1,589	1,120	1,833	2,709	3,663
Charge-offs:
Business loans:
Commercial and industrial	(710)	—	—	(710)	(24)
Franchise	(169)	—	(393)	(169)	(765)
Commercial owner occupied	(329)	—	—	(329)	—
SBA	(5)	—	—	(5)	—
Real estate:
Commercial non-owner occupied	—	—	—	—	—
One-to-four family	(7)	—	—	(7)	—
Total charge-offs	(1,220)	—	(393)	(1,220)	(789)
Recoveries :
Business loans:
Commercial and industrial	40	14	12	54	24
SBA	82	3	1	85	1
Real estate:
Commercial non-owner occupied	—	—	—	—	—
One-to-four family	5	1	—	6	—
Other loans	4	—	1	4	1
Total recoveries	131	18	14	149	26
Net loan (charge-offs) recoveries	(1,089)	18	(379)	(1,071)	(763)
Balance at end of period	$18,955	$18,455	$15,100	$18,955	$15,100

Ratios:
Net charge-offs (recoveries) to average total loans, net	0.04%	—%	0.02%	0.04%	0.04%
Allowance for loan losses to gross loans at end of period	0.65%	0.65%	0.71%	0.65%	0.71%

Investment Securities

We primarily use our investment portfolio for liquidity purposes and to support our interest rate risk management strategies. Investment securities available for sale totaled $245 million at June 30, 2016, a decrease of $34.8 million or 12.4% from December 31, 2015. The decrease in investment securities from December 31, 2015 was primarily due to the sale or maturity of securities available for sale in the amount of $211 million, of which $190 million was acquired from SCAF, principal paydowns of $18.2 million and premium amortization of $7.2 million, offset by purchases of $5.1 million and a change in unrealized gain of $3.2 million. The Bank deployed the liquidity from the sale of the SCAF bond portfolio into the purchase of $185 million in multifamily loans.

The following tables set forth the amortized cost, unrealized gains and losses, and estimated fair value of our investment securities portfolio at the dates indicated:

	June 30, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Available for sale:
Municipal bonds	$115,755	$3,044	$—	$118,799
Collateralized mortgage obligation	22,570	274	—	22,844
Mortgage-backed securities	103,512	604	(288)	103,828
Total securities available for sale	$241,837	$3,922	$(288)	$245,471
Investment securities held to maturity:
Mortgage-backed securities	8,076	98	—	8,174
Other	1,216	—	—	1,216
Total securities held to maturity	9,292	98	—	9,390
Total securities	$251,129	$4,020	$(288)	$254,861

	December 31, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Available for sale:
Municipal bonds	$128,546	$1,796	$(97)	$130,245
Collateralized mortgage obligation	24,722	4	(183)	24,543
Mortgage-backed securities	126,443	153	(1,111)	125,485
Total securities available for sale	$279,711	$1,953	$(1,391)	$280,273
Held to maturity:
Mortgage-backed securities	8,400	—	(70)	8,330
Other	1,242	—	—	1,242
Total securities held to maturity	9,642	—	(70)	9,572
Total securities	$289,353	$1,953	$(1,461)	$289,845

The following table sets forth the fair values and weighted average yields on our investment securities available for sale portfolio by contractual maturity at the date indicated:

	June 30, 2016
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
Available for sale:
Municipal bonds	$1,416	0.79%	$28,806	1.40%	$38,956	1.97%	$49,621	1.91%	$118,799	1.79%
Collateralized mortgage obligation	—	—	—	—	—	—	22,844	1.78	22,844	1.78
Mortgage-backed securities	—	—	—	—	21,143	1.76	82,685	1.48	103,828	1.54
Total securities available for sale	$1,416	0.79%	$28,806	1.40%	$60,099	1.90%	$155,150	1.66%	$245,471	1.68%
Held to maturity:
Mortgage-backed securities	—	—	—	—	—	—	8,174	2.74	8,174	2.74
Other	—	—	—	—	—	—	1,216	0.93	1,216	0.93
Total securities held to maturity	—	—	—	—	—	—	$9,390	2.50%	$9,390	2.50%
Total securities	$1,416	0.79%	$28,806	1.40%	$60,099	1.90%	$164,540	1.71%	$254,861	1.62%

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

During the quarter ended June 30, 2016, December 31, 2015 and June 30, 2015, there were no OTTI recoveries. We recorded no impairment credit losses on available-for-sale securities in our consolidated statement of operations for the three months ended June 30, 2016, December 31, 2015 and June 30, 2015. We recorded a $207,000 impairment during the first quarter of 2016 related to a held-to-maturity equity investment.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), restructured loans and OREO. It is our general policy to account for a loan as nonaccrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful.

Nonperforming assets totaled $4.8 million, or 0.13% of total assets at June 30, 2016, a decrease from $5.1 million, or 0.18% of total assets at December 31, 2015. At June 30, 2016, nonperforming loans increased $92,000 from December 31, 2015.

      The following table sets forth our composition of nonperforming assets at the dates indicated:

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Nonperforming assets
Business loans:
Commercial and industrial	$1,220	$463
Franchise	1,461	1,630
Commercial owner occupied	486	536
SBA	329	—
Real estate:
Commercial non-owner occupied	411	1,164
One-to-four family	137	155
Land	18	21
Other loans	—	1
Total nonaccrual loans	4,062	3,970
Other real estate owned:
One-to-four family	—	—
Land	711	1,161
Total other real estate owned	711	1,161
Total nonperforming assets, net	$4,773	$5,131

Allowance for loan losses	$18,955	$17,317
Allowance for loan losses as a percent of total nonperforming loans	466.64%	436.20%
Nonperforming loans as a percent of gross loans	0.14	0.18
Nonperforming assets as a percent of total assets	0.13	0.18

Liabilities and Stockholders’ Equity

Total liabilities were $3.16 billion at June 30, 2016, compared to $2.49 billion at December 31, 2015. The increase of $666 million or 26.7% from December 31, 2015 was primarily related to the acquisition of SCAF, which added $645 million in assumed liabilities at the acquisition date.

Deposits.  At June 30, 2016, deposits totaled $2.93 billion, an increase of $736 million or 33.5% from December 31, 2015. The increase in deposits since December 31, 2015 included increases in noninterest bearing checking of $332 million, money market and savings accounts of $272 million, retail certificate of deposits of $54.8 million, wholesale/brokered certificate of deposits of $43.8 million and demand deposit of $33.7 million. The increase in deposits during the first six months of 2016 was due to organic growth and the acquisition of SCAF, which added $637 million in deposits.

The total end of period weighted average rate of deposits at June 30, 2016 was 0.31%, a decrease from 0.32% December 31, 2015.

At June 30, 2016, our gross loan to deposit ratio was 100.0%, a decrease from 103.1% at December 31, 2015.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented:

	June 30, 2016			December 31, 2015
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Noninterest bearing checking	$1,043,361	35.6%	0.00%	$711,771	32.4%	—%
Interest-bearing deposits:
Checking	168,669	5.8	0.11	134,999	6.1	0.11
Money market	1,002,412	34.2	0.38	743,871	33.9	0.35
Savings	97,033	3.3	1.50	83,507	3.8	0.15
Time deposit accounts:
Less than 1.00%	448,589	15.3	0.61	346,693	15.8	0.61
1.00 - 1.99	163,616	5.6	1.16	172,218	7.8	1.16
2.00 - 2.99	6,843	0.2	2.24	1,401	0.1	2.26
3.00 - 3.99	27	—	3.83	20	—	3.81
4.00 - 4.99	3	—	4.93	3	—	4.93
5.00 and greater	448	—	5.07	640	—	5.19
Total time deposit accounts	619,526	21.1	0.77	520,975	23.7	0.80
Total interest-bearing deposits	1,887,640	64.4	0.47	1,483,352	67.6	0.48
Total deposits	$2,931,001	100.0%	0.31%	$2,195,123	100.0%	0.32%

Borrowings.  At June 30, 2016, total borrowings amounted to $191 million, a decrease of $76 million or 28.5% from December 31, 2015. At June 30, 2016, total borrowings represented 5.3% of total assets and had an end of period weighted average rate of 2.7%, compared with 9.5% of total assets at a weighted average rate of 2.0% at December 31, 2015.

At June 30, 2016, total borrowings were comprised of the following:

•	Overnight FHLB advances of $75 million at .59%;

•	Subordinated notes of $60 million at 5.75% due September 3, 2024. For additional information about the Subordinated notes, see Note 8 to the Consolidated Financial Statements in this report;

•	One 24 month fixed FHLB advance of $25 million at .84% due September 15, 2016;

•
Three reverse repurchase agreements totaling $28.5 million at a weighted average rate of 3.26% with $10 million due in February 2018 and $18.5 million due in September 2018. These agreements are secured by government sponsored entity MBS securities with a par value of $32.6 million and a fair value of $34.1 million;

•
HOA reverse repurchase agreements totaling $16.8 million at a weighted average rate of .01% and secured by government sponsored entity MBS securities with a par value of $26.9 million and a fair value of $27.9 million; and

•
Subordinated debentures used to fund the issuance of Trust Preferred Securities in 2004 of $10.3 million at 3.04% due April 7, 2034. For additional information about the Subordinated Debentures and Trust Preferred Securities, see Note 8 to the Consolidated Financial Statements in this report.

The following table sets forth certain information regarding the Company’s borrowed funds at the dates indicated:

	June 30, 2016		December 31, 2015
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
FHLB advances	$75,000	0.59%	$148,000	0.42%
Reverse repurchase agreements	45,252	2.07%	48,125	1.94%
Subordinated debentures	70,310	5.35%	70,310	5.35%
Total borrowings	$190,562	2.65%	$266,435	2.00%

Weighted average cost of borrowings during the quarter	3.08%		2.27%
Borrowings as a percent of total assets	5.3%		9.6%

Stockholders’ Equity.  Total stockholders’ equity was $441 million as of June 30, 2016, an increase from $299 million at December 31, 2015. The current year increase of $142 million in stockholders’ equity was primarily related to equity consideration of $119 million associated with the acquisition of SCAF, and net income for the first six months of 2016 of $18.9 million.

Our book value per share increased to $15.94 at June 30, 2016 from $13.86 at December 31, 2015. At June 30, 2016, the Company’s tangible common equity to tangible assets ratio was 9.41%, an increase from 8.82% at December 31, 2015.

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

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
GAAP Reconciliation
(dollars in thousands)

	June 30,	December 31,
	2016	2015
Total stockholders’ equity	$440,630	$298,980
Less: Intangible assets	(112,439)	(58,002)
Tangible common equity	$328,191	$240,978

Total assets	$3,598,653	$2,790,646
Less: Intangible assets	(112,439)	(58,002)
Tangible assets	$3,486,214	$2,732,644

Tangible common equity ratio	9.41%	8.82%

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

Our primary sources of funds generated during the first six months of 2016 were from:

•	Proceeds from the sale or maturity of securities available for sale of $211 million

•	Proceeds of $333 million from the sale and principal payments on loans held for investment;

•	Net change of $193 million of undisbursed loan funds; and

•	Net increase of $99 million in deposit accounts.

We used these funds to:

•	Purchase and originate loans held for investment of $735 million; and

•	Reduce borrowings by $76 million.

Our most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on our operating, lending and investing activities during any given period. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. At June 30, 2016, cash and cash equivalents totaled $185 million and the market value of our investment securities available for sale totaled $245 million. If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve’s lending programs and loan sales. As of June 30, 2016, the maximum amount we could borrow through the FHLB was $1.60 billion, of which $557 million was available for borrowing based on collateral pledged of $629 million in real estate loans. At June 30, 2016, we had $75 million in FHLB borrowings against that available balance. At June 30, 2016, we also had unsecured lines of credit aggregating $176 million, which consisted of $123 million with other financial institutions from which to draw funds and $3.3 million with the Federal Reserve Bank and one reverse repo line with a correspondent bank of $50 million. For the quarter ended June 30, 2016, our average liquidity ratio was 12.44%, which is above the Company's policy of 10.0%. The Company regularly models liquidity stress scenarios to ensure that adequate liquidity is available and has contingency funding plans in place which are reviewed and tested on a regular basis.

To the extent that 2016 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 15% of total deposits, as a secondary source for funding. At June 30, 2016, we had $199 million in brokered time deposits, which constituted 6.8% of total deposits at that date.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation's primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations.

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

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	June 30, 2016
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Contractual obligations
FHLB advances	$75,000	$—	$—	$—	$75,000
Other borrowings	16,752	28,500	—	—	45,252
Subordinated debentures	—	—	—	70,310	70,310
Certificates of deposit	471,544	144,044	3,258	680	619,526
Operating leases	4,333	6,251	2,018	297	12,899
Total contractual cash obligations	$567,629	$178,795	$5,276	$71,287	$822,987

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed. Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. As of June 30, 2016, we had commitments to extend credit on existing lines and letters of credit of $625 million, compared to $415 million at December 31, 2015 and $381 million at June 30, 2015.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	June 30, 2016
	Less than 1 year	1 - 5 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Other commitments
Commercial and industrial	$282,486	$53,772	$6,722	$14,234	$357,214
Construction	91,870	96,421	—	1,178	189,469
Home equity lines of credit	1,949	3,745	4,469	13,890	24,053
Standby letters of credit	13,127	—	—	—	13,127
All other	30,380	4,616	—	5,985	40,981
Total other commitments	$419,812	$158,554	$11,191	$35,287	$624,844

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain capital in order to meet certain capital ratios to be considered adequately capitalized or well capitalized under the regulatory framework for prompt corrective action. As of the most recent formal notification from the Federal Reserve, the Company and the Bank was categorized as “well capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s categorization.

New comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III”, became effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. The most significant of the provisions of the New Capital Rules which applied to the Company and the Bank were as follows: the phase-out of trust preferred securities from Tier 1 capital, the higher risk-

weighting of high volatility and past due real estate loans and the capital treatment of deferred tax assets and liabilities above certain thresholds.

Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At March 31, 2016, the Company and Bank are in compliance with the capital conservation buffer requirement. The capital conservation buffer will increase by 0.625% each year through 2019, at which point, the common equity tier 1, tier 1 and total capital ratio minimums inclusive of the capital consevation buffer will be 7.0%, 8.5% and 10.5%, respectively.

As defined in applicable regulations and set forth in the table below, the Company and the Bank continue to exceed the “well capitalized” standards at the dates indicated:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At June 30, 2016
Leverage Ratio
Bank	$385,190	11.17%	$137,999	4.00%	$172,498	5.00%
Consolidated	$341,304	9.88%	$138,161	4.00%	N/A	N/A

Common Equity Tier 1 to Risk-Weighted Assets
Bank	$385,190	12.32%	$140,748	4.50%	$203,303	6.50%
Consolidated	$331,352	10.58%	$140,899	4.50%	N/A	N/A

Tier 1 Capital to Risk-Weighted Assets
Bank	$385,190	12.32%	$187,664	6.00%	$250,219	8.00%
Consolidated	$341,304	10.90%	$187,865	6.00%	N/A	N/A

Total Capital to Risk-Weighted Assets
Bank	$404,881	12.94%	$250,219	8.00%	$312,774	10.00%
Consolidated	$420,995	13.45%	$250,486	8.00%	N/A	N/A
At December 31, 2015
Leverage Ratio
Bank	$304,442	11.41%	$106,684	4.00%	$133,354	5.00%
Consolidated	$254,280	9.52%	$106,886	4.00%	N/A	N/A

Common Equity Tier 1 to Risk-Weighted Assets
Bank	$304,442	12.35%	$110,954	4.50%	$160,267	6.50%
Consolidated	$245,224	9.91%	$111,336	4.50%	N/A	N/A

Tier 1 Capital to Risk-Weighted Assets
Bank	$304,442	12.35%	$147,938	6.00%	$197,251	8.00%
Consolidated	$254,280	10.28%	$148,448	6.00%	N/A	N/A

Total Capital to Risk-Weighted Assets
Bank	$322,361	13.07%	$197,251	8.00%	$246,561	10.00%
Consolidated	$332,200	13.43%	$197,931	8.00%	N/A	N/A

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business. Management believes that none of the legal proceedings occurring in the ordinary course of business, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

Item 1A. Risk Factors

There were no material changes to the risk factors as previously disclosed under Item 1A of our 2015 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2012, the board of directors authorized its second stock repurchase program. Under the repurchase program, management is authorized to repurchase up to 1,000,000 shares of the Company’s common stock. The program may be limited or terminated at any time without prior notice. The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the second quarter of 2016.

Month of Purchase	Total Number of shares purchased/ returned	Average price paid per share	Total number of shares repurchased as part of the publicly announced program	Maximum number of shares that may yet be purchased under the program at end of month
March-2016	—	—	—	762,545
April-2016	—	—	—	762,545
May-2016	—	—	—	762,545
June-2016	—	—	—	762,545
Total/Average	—	—	—	762,545

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit 3.1	Amendment to Amended and Restated Certificate of Incorporations, as ammended (1)
Exhibit 10.1	Employment Agreement by and among Ronald J. Nicolas, Jr., Pacific Premier Bancorp, Inc. and Pacific Premier Bank, dated effective as of May 31, 2016 (1)
Exhibit 10.2	Second Amended and Restated Employment Agreement by and among Steven R. Gardner, Pacific Premier Bancorp, Inc. and Pacific Premier Bank, dated effective as of May 31, 2016 (1)
Exhibit 10.3	Third Amended and Restated Employment Agreement by and between Edward Wilcox and Pacific Premier Bank, dated effective as of May 31, 2016 (1)
Exhibit 10.4	Third Amended and Restated Employment Agreement by and between Michael Karr and Pacific Premier Bank, dated effective as of May 31, 2016 (1)
Exhibit 10.5	Second Amended and Restated Employment Agreement by and between Thomas Rice and Pacific Premier Bank, dated effective as of May 31, 2016 (1)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on June 2, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

August 8, 2016	By:	/s/ Steve Gardner
Date		Steve Gardner
Chairman and Chief Executive Officer
(principal executive officer)

August 8, 2016	By:	/s/ Ronald J. Nicolas, Jr.
Date		Ronald J. Nicolas, Jr.
Sr. Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits
Exhibit 3.1	Amendment to Amended and Restated Certificate of Incorporations, as ammended (1)
Exhibit 10.1	Employment Agreement by and among Ronald J. Nicolas, Jr., Pacific Premier Bancorp, Inc. and Pacific Premier Bank, dated effective as of May 31, 2016 (1)
Exhibit 10.2	Second Amended and Restated Employment Agreement by and among Steven R. Gardner, Pacific Premier Bancorp, Inc. and Pacific Premier Bank, dated effective as of May 31, 2016 (1)
Exhibit 10.3	Third Amended and Restated Employment Agreement by and between Edward Wilcox and Pacific Premier Bank, dated effective as of May 31, 2016 (1)
Exhibit 10.4	Third Amended and Restated Employment Agreement by and between Michael Karr and Pacific Premier Bank, dated effective as of May 31, 2016 (1)
Exhibit 10.5	Second Amended and Restated Employment Agreement by and between Thomas Rice and Pacific Premier Bank, dated effective as of May 31, 2016 (1)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on June 2, 2016.