Form 10-Q
period 2016-09-30
PACIFIC PREMIER BANCORP INC
filed 2016-11-09
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes [ ] No [X]
The number of shares outstanding of the registrant’s common stock as of November 7, 2016 was 27,656,533.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)
(unaudited)

ASSETS	September 30, 2016	December 31, 2015
Cash and due from banks	$18,543	$14,935
Interest-bearing deposits with financial institutions	85,361	63,482
Cash and cash equivalents	103,904	78,417
Interest-bearing time deposits with financial institutions	3,944	1,972
Investments held to maturity, at amortized cost (fair value of $9,004 and $9,572 as of September 30, 2016 and December 31, 2015, respectively)	8,900	9,642
Investment securities available for sale, at fair value	313,200	280,273
FHLB, FRB and other stock, at cost	29,966	22,292
Loans held for sale, at lower of cost or fair value	9,009	8,565
Loans held for investment	3,090,839	2,254,315
Allowance for loan losses	(21,843)	(17,317)
Loans held for investment, net	3,068,996	2,236,998
Accrued interest receivable	11,642	9,315
Other real estate owned	711	1,161
Premises and equipment	11,314	9,248
Deferred income taxes, net	20,001	11,511
Bank owned life insurance	40,116	39,245
Intangible assets	9,976	7,170
Goodwill	101,939	50,832
Other assets	21,213	22,958
Total Assets	$3,754,831	$2,789,599
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts:
Noninterest-bearing checking	$1,160,394	$711,771
Interest-bearing:
Checking	170,057	134,999
Money market/savings	1,157,086	827,378
Retail certificates of deposit	384,083	365,911
Wholesale/brokered certificates of deposit	188,132	155,064
Total interest-bearing	1,899,358	1,483,352
Total deposits	3,059,752	2,195,123
FHLB advances and other borrowings	136,213	196,125
Subordinated debentures	69,353	69,263
Accrued expenses and other liabilities	39,548	30,108
Total Liabilities	3,304,866	2,490,619
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 27,656,533 shares at September 30, 2016 and 21,570,746 shares at December 31, 2015	273	215
Additional paid-in capital	343,231	221,487
Retained earnings	105,098	76,946
Accumulated other comprehensive income, net of tax	1,363	332
Total Stockholders' Equity	449,965	298,980
Total Liabilities and Stockholders' Equity	$3,754,831	$2,789,599

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)
(unaudited)

	Three Months Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
INTEREST INCOME
Loans	$40,487	$39,035	$27,935	$114,929	$80,917
Investment securities and other interest-earning assets	1,942	1,839	1,812	5,879	5,527
Total interest income	42,429	40,874	29,747	120,808	86,444
INTEREST EXPENSE
Deposits	2,136	2,010	1,719	6,215	4,914
FHLB advances and other borrowings	314	324	339	963	1,121
Subordinated debentures	970	979	993	2,859	2,946
Total interest expense	3,420	3,313	3,051	10,037	8,981
Net Interest Provision Before Provision for Loan Losses	39,009	37,561	26,696	110,771	77,463
Provision for loan losses	4,013	1,589	1,062	6,722	4,725
Net Interest Income After Provision For Loan Losses	34,996	35,972	25,634	104,049	72,738
NONINTEREST INCOME
Loan servicing fees	288	257	248	769	156
Deposit fees	829	817	629	2,488	1,845
Net gain from sales of loans	3,122	2,124	2,544	7,152	5,265
Net gain from sales of investment securities	512	532	38	1,797	293
Other-than-temporary-impairment recovery/(loss) on investment securities	2	—	—	(205)	—
Other income	1,215	720	919	3,279	2,669
Total noninterest income	5,968	4,450	4,378	15,280	10,228
NONINTEREST EXPENSE
Compensation and benefits	14,179	13,098	9,066	39,017	27,439
Premises and occupancy	2,633	2,559	2,120	7,550	5,980
Data processing and communications	1,223	887	681	3,021	2,099
Other real estate owned operations, net	5	(15)	9	(2)	113
FDIC insurance premiums	442	401	355	1,225	1,032
Legal, audit and professional expense	676	446	505	1,987	1,687
Marketing expense	1,591	775	567	2,996	1,785
Office and postage expense	612	573	525	1,666	1,529
Loan expense	534	540	370	1,477	826
Deposit expense	1,315	1,196	917	3,530	2,704
Merger-related expense	—	497	400	3,616	4,392
CDI amortization	525	645	344	1,514	1,002
Other expense	2,125	2,093	1,515	5,603	4,469
Total noninterest expense	25,860	23,695	17,374	73,200	55,057
Net Income Before Income Taxes	15,104	16,727	12,638	46,129	27,909
Income tax	5,877	6,358	4,801	17,977	10,459
Net Income	$9,227	$10,369	$7,837	$28,152	$17,450
EARNINGS PER SHARE
Basic	$0.34	$0.38	$0.36	$1.05	$0.83
Diluted	0.33	0.37	0.36	$1.03	$0.82
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	27,387,123	27,378,930	21,510,678	26,776,140	21,037,345
Diluted	27,925,351	27,845,490	21,866,840	27,245,108	21,342,204

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2016	2016	2015	2016	2015
Net income	$9,227	$10,369	$7,837	$28,152	$17,450
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period, net of income taxes (1)	(441)	947	1,126	2,071	333
Reclassification adjustment for net gain on sale of securities included in net income, net of income taxes (2)	(296)	(308)	(22)	(1,040)	(172)
Net unrealized gain on securities, net of income taxes	(737)	639	1,104	1,031	161
Comprehensive income	$8,490	$11,008	$8,941	$29,183	$17,611
______________________________
(1) Income tax (benefit) on the unrealized gains (losses) on securities was $(0.4) million for the three months ended September 30, 2016, $0.7 million for the three months ended June 30, 2016, $0.8 million for the three months ended September 30, 2015, $1.5 million for the nine months ended September 30, 2016 and $2.2 million for the nine months ended September 30, 2015.
(2) Income tax (benefit) on the reclassification adjustment for net (gains) losses on sale of securities included in net income was $0.2 million for the three months ended September 30, 2016, $0.2 million for the three months ended June 30, 2016, $16,000 for the three months ended September 30, 2015, $0.8 million for the nine months ended September 30, 2016 and $0.1 million for the nine months ended September 30, 2015.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2015	21,570,746	$215	$221,487	$76,946	$332	$298,980
Net income	—	—	—	28,152	—	28,152
Other comprehensive income	—	—	—	—	1,031	1,031
Share-based compensation expense	—	—	1,831	—	—	1,831
Issuance of restricted stock, net	218,236	—	—	—	—	—
Common stock issued	5,815,051	58	119,325	—	—	119,383
Exercise of stock options	52,500	—	588	—	—	588
Balance at September 30, 2016	27,656,533	$273	$343,231	$105,098	$1,363	$449,965

Balance at December 31, 2014	16,903,884	$169	$147,474	$51,431	$518	$199,592
Net income	—	—	—	17,450	—	17,450
Other comprehensive income	—	—	—	—	161	161
Share-based compensation expense	—	—	670	—	—	670
Common stock issued	4,480,645	45	72,207	—	—	72,252
Warrants exercised	125,316	1	688	—	—	689
Repurchase of common stock	(7,165)	—	(116)	—	—	(116)
Exercise of stock options	7,998	—	69	—	—	69
Balance at September 30, 2015	21,510,678	$215	$220,992	$68,881	$679	$290,767

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$28,152	$17,450
Adjustments to net income:
Depreciation and amortization expense	2,107	1,718
Provision for loan losses	6,722	4,725
Share-based compensation expense	1,831	670
Loss (gain) on sale and disposal of premises and equipment	420	(15)
(Gain) loss on sale of or write down of other real estate owned	(18)	92
Net amortization on securities held for sale, net	8,060	2,804
Net accretion of discounts/premiums for loans acquired and deferred loan fees/costs	(8,832)	(1,964)
Gain on sale of investment securities available for sale	(1,797)	(293)
Originations of loans held for sale	(76,570)	—
Proceeds from the sales of and principal payments from loans held for sale	83,317	—
Gain on sale of loans	(7,152)	(5,265)
Deferred income tax benefit	(1,756)	1,006
Change in accrued expenses and other liabilities, net	1,388	209
Income from bank owned life insurance, net	(871)	(855)
Amortization of core deposit intangible	1,513	1,003
Change in accrued interest receivable and other assets, net	3,272	(6,905)
Net cash provided by operating activities	39,786	14,380

Cash flows from investing activities:
Increase in loans, net	(370,196)	(199,527)
Change in other real estate owned from sales and write-downs	468	—
Principal payments on securities available for sale	27,434	25,517
Purchase of securities available for sale	(102,010)	(90,032)
Proceeds from sale or maturity of securities available for sale	229,855	26,520
Proceeds from the sale of premises and equipment	10,263	1,623
Purchases of premises and equipment	(10,499)	(1,097)
Change in FHLB, FRB, and other stock, at cost	(7,674)	(3,054)
Cash acquired in acquisitions	40,304	2,961
Net cash used in investing activities	(182,055)	(237,089)

Cash flows from financing activities:
Net increase in deposit accounts	228,037	172,363
Change in FHLB advances and other borrowings, net	(60,869)	41,540
Proceeds from exercise of stock options and warrants	588	69
Warrants exercised	—	689
Repurchase of common stock	—	(116)
Net cash provided by financing activities	167,756	214,545
Net increase (decrease) in cash and cash equivalents	25,487	(8,164)
Cash and cash equivalents, beginning of period	78,417	110,925
Cash and cash equivalents, end of period	$103,904	$102,761

Supplemental cash flow disclosures:
Interest paid	$10,956	$9,877
Income taxes paid	13,139	11,962
Assets acquired (liabilities assumed and capital created) in acquisitions (See Note 4):
Investment securities	190,254	53,752
FHLB and Other Stock	3,671	2,369
Loans	456,158	332,893
Core deposit intangible	4,319	2,903
Deferred income tax	7,069	4,794
Bank owned life insurance	—	11,276
Goodwill	51,106	27,882
Fixed assets	4,502	2,134
Other assets	5,610	2,402
Deposits	(636,591)	(336,018)
Other borrowings	—	(33,300)
Other liabilities	(8,843)	(1,796)
Common stock and additional paid-in capital	(119,383)	(72,252)

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(UNAUDITED)
Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2016 and December 31, 2015, the results of its operations and comprehensive income for the three months ended September 30, 2016, June 30, 2016 and September 30, 2015 and the nine months ended September 30, 2016 and September 30, 2015 and the changes in stockholders’ equity and cash flows for the nine months ended September 30, 2016 and 2015. Operating results or comprehensive income for the nine months ended September 30, 2016 are not necessarily indicative of the results or comprehensive income that may be expected for any other interim period or the full year ending December 31, 2016.

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

Note 2 – Recently Issued Accounting Pronouncements

Accounting Standards Pending Adoption

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The Update requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset upon transfer other than inventory, eliminating the current recognition exception. Prior to Update, GAAP prohibited the recognition of current and deferred income taxes for intra-entity asset transfers until the asset was sold to an outside party. The amendments in this Update do not include new disclosure requirement; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company is currently evaluating the effects of ASU 2016-16 on its financial statements and disclosures.

In October 2016, The FASB issued ASU 2016-15, Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The Update provides guidance on eight specific cash flow classification issues, which include: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investments; 7) beneficial interest in securitization transactions; and 8) separately identifiable cash flows and the application of the predominance principle. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period; however, an entity is required to adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the effects of ASU 2016-15 on its financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities, the amendment is effective for annual periods beginning after December 15, 2019 and interim period within those annual periods. The Company is currently evaluating the effects of ASU 2016-13 on its financial statements and disclosures.

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

Security California Bancorp Acquisition

On January 31, 2016, the Company completed its acquisition of Security California Bancorp (“SCAF”) whereby we acquired $715 million in total assets, $456 million in loans and $637 million in total deposits. Under the terms of the merger agreement, each share of SCAF common stock was converted into the right to receive 0.9629 shares of the Corporation’s common stock. The value of the total deal consideration was $120.2 million, which includes $788,000 of aggregate cash consideration to the holders of SCAF stock options and the issuance of 5,815,051 shares of the Corporation’s common stock, valued at $119.4 million based on a closing stock price of $20.53 per share on January 29, 2016.

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

The following table represents the assets acquired and liabilities assumed of SCAF as of January 31, 2016 and the provisional fair value adjustments and amounts recorded by the Company in 2016 under the acquisition method of accounting:

	SCAF Book Value	Fair Value Adjustments	Fair Value
ASSETS ACQUIRED	(in thousands)
Cash and cash equivalents	$40,947	$—	$40,947
Interest-bearing deposits with financial institutions	1,972	—	1,972
Investment securities	191,881	(1,627)	190,254
Loans, gross	467,197	(11,039)	456,158
Allowance for loan losses	(7,399)	7,399	—
Fixed assets	5,335	(833)	4,502
Core deposit intangible	493	3,826	4,319
Deferred tax assets	5,618	1,451	7,069
Other assets	10,589	(1,308)	9,281
Total assets acquired	$716,633	$(2,131)	$714,502
LIABILITIES ASSUMED
Deposits	$636,450	$141	$636,591
Other Liabilities	9,063	(220)	8,843
Total liabilities assumed	645,513	(79)	645,434
Excess of assets acquired over liabilities assumed	$71,120	$(2,052)	69,068
Consideration paid			120,174
Goodwill recognized			$51,106

The fair values are preliminary estimates and are subject to adjustment for up to one year after the merger date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. In the second quarter of 2016, the Company made a $146,000 adjustment to fixed assets and goodwill. As of September 30, 2016, the Company has not yet finalized its fair values with this acquisition.

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

The operating results of the Company for the nine months ending September 30, 2016 include the operating results of SCAF and IDPK since their respective acquisition dates. The operating results of the Company for the nine months ending September 30, 2015 include the operating results of IDPK since its acquisition date. The following table presents the net interest and other income, net income and earnings per share as if the acquisitions of SCAF and IDPK were effective as of January 1, 2015. There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Nine Months Ended September 30,
	2016	2015
	(dollars in thousands)
Net interest and other income	$121,476	$104,315
Net income	26,179	20,343
Basic earnings per share	0.98	0.76
Diluted earnings per share	0.96	0.75

Note 5 – Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	September 30, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale:
Corporate	$23,255	$75	$—	$23,330
Municipal bonds	114,954	1,923	(39)	116,838
Collateralized mortgage obligation	33,644	228	(6)	33,866
Mortgage-backed securities	139,032	525	(391)	139,166
Total available-for-sale	310,885	2,751	(436)	313,200
Held-to-maturity:
Mortgage-backed securities	7,697	104	—	7,801
Other	1,203	—	—	1,203
Total held-to-maturity	8,900	104	—	9,004
Total securities	$319,785	$2,855	$(436)	$322,204

	December 31, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Available-for-sale:
Municipal bonds	$128,546	$1,796	$(97)	$130,245
Collateralized mortgage obligation	24,722	4	(183)	24,543
Mortgage-backed securities	126,443	153	(1,111)	125,485
Total available-for-sale	279,711	1,953	(1,391)	$280,273
Held-to-maturity:
Mortgage-backed securities	8,400	—	(70)	8,330
Other	1,242	—	—	1,242
Total held-to-maturity	9,642	—	(70)	9,572
Total securities	$289,353	$1,953	$(1,461)	$289,845

At September 30, 2016, mortgage-backed securities (“MBS”) with an estimated par value of $61.1 million and a fair value of $63.8 million were pledged as collateral for the Bank’s three reverse repurchase agreements which totaled $28.5 million and homeowner’s association (“HOA”) reverse repurchase agreements which totaled $17.7 million.

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

If it is probable that the Company will be unable to collect all amounts due according to contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment ("OTTI") shall be considered to have occurred. If an OTTI occurs, the cost basis of the security will be written down to its fair value as the new cost basis and the write down accounted for as a realized loss.

The Company realized OTTI recovery of $2,000 for the three months ended September 30, 2016, which relates to investment income from previously charged-off investments. The Company did not realize any OTTI recoveries or losses for the three months ended June 30, 2016 and September 30, 2015.

During the nine months ended September 30, 2016, the Company realized OTTI losses net of recoveries of $205,000. A $207,000 OTTI was taken in the first quarter of 2016, related to a CRA investment purchased in June of 2014 with a par value of $50, and a book value of $500,000. In March of 2016 the shareholders of the investment voted to approve a sale of the institution at a per share acquisition price less the Bank's book value, with an expected closing by mid-2016. As a result, the Bank's current holdings were written down and the loss recognized. The Company did not realize any OTTI losses for the nine months ended September 30, 2015.

During the three months ended September 30, 2016, June 30, 2016 and September 30, 2015, the Company recognized gross gains on sales of available-for-sale securities in the amount of $512,000, $532,000 and $52,000, respectively. During the three months ended September 30, 2016 and June 30, 2016, the Company did not recognize any gross losses on the sales of available-for sale securities. During the three months ended September 30, 2015, the Company recognized gross losses on sales of available-for-sale securities in the amount of$14,000. The Company had net proceeds from the sale of available-for-sale securities of $16.6 million, $21 million and $10.4 million during the three months ended September 30, 2016, June 30, 2016 and September 30, 2015, respectively.

During the nine months ended September 30, 2016 and September 30, 2015, the Company recognized gross gains on sales of available-for-sale securities in the amount of $1.8 million and $316,000. During the nine months ended September 30, 2016 and September 30, 2015, the Company recognized gross losses on sales of available-for-sale securities in the amount of $9,000 and $23,000. The Company had net proceeds from the sale of available-for-sale securities of $223 million and $26.5 million during the nine months ended September 30, 2016 and September 30, 2015, respectively.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	September 30, 2016
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Available-for-sale:
Municipal bonds	17	$8,376	$(39)	—	$—	$—	17	$8,376	$(39)
Collateralized mortgage obligation	1	4,863	(6)	—	—	—	1	4,863	(6)
Mortgage-backed securities	19	51,088	(216)	5	15,117	(175)	24	66,205	(391)
Total securities available-for-sale	37	$64,327	$(261)	5	$15,117	$(175)	42	$79,444	$(436)

	December 31, 2015
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Available-for-sale:
Municipal bonds	32	$15,516	$(61)	6	$3,349	$(36)	38	$18,865	$(97)
Collateralized mortgage obligation	5	22,771	(183)	—	—	—	5	22,771	(183)
Mortgage-backed securities	34	83,488	(679)	3	12,935	(432)	37	96,423	(1,111)
Total securities available-for-sale	71	121,775	(923)	9	16,284	(468)	80	138,059	(1,391)
Held-to-maturity:
Mortgage-backed securities	1	8,330	(70)	—	—	—	1	8,330	(70)
Total securities held-to-maturity	1	8,330	(70)	—	—	—	1	8,330	(70)
Total securities	72	$130,105	$(993)	9	$16,284	$(468)	81	$146,389	$(1,461)

The amortized cost and estimated fair value of investment securities at September 30, 2016, by contractual maturity are shown in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available-for-sale:
Corporate	$—	$—	$—	$—	$17,255	$17,330	$6,000	$6,000	$23,255	$23,330
Municipal bonds	1,023	1,024	29,030	29,338	37,980	38,870	46,921	47,606	114,954	116,838
Collateralized mortgage obligation	—	—	—	—	1,493	1,497	32,151	32,369	33,644	33,866
Mortgage-backed securities	—	—	—	—	19,366	19,464	119,666	119,702	139,032	139,166
Total securities available-for-sale	1,023	1,024	29,030	29,338	76,094	77,161	204,738	205,677	310,885	313,200
Held-to-maturity:
Mortgage-backed securities	—	—	—	—	—	—	7,697	7,801	7,697	7,801
Other	—	—	—	—	—	—	1,203	1,203	1,203	1,203
Total securities held-to-maturity	—	—	—	—	—	—	8,900	9,004	8,900	9,004
Total securities	$1,023	$1,024	$29,030	$29,338	$76,094	$77,161	$213,638	$214,681	$319,785	$322,204

Unrealized gains and losses on investment securities available for sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At September 30, 2016, the Company had accumulated other comprehensive income of $2.3 million, or $1.4 million net of tax, compared to accumulated other comprehensive income of $562,000, or $332,000 net of tax, at December 31, 2015.

FHLB, FRB and other stock

At September 30, 2016, the Company had $14.4 million in Federal Home Loan Bank (“FHLB”) stock, $10.9 million in Federal Reserve Bank of San Francisco (“FRB”) stock, and $4.7 million in other stock, all carried at cost. During the three months ended September 30, 2016 and December 31, 2015, FHLB did not repurchase any of the Company’s excess FHLB stock through their stock repurchase program. The Company evaluates its investments in FHLB and other stock for impairment periodically, including their capital adequacy and overall financial condition. No impairment losses have been recorded through September 30, 2016.

Note 6 – Loans Held for Investment

The following table sets forth the composition of our loan portfolio in dollar amounts at the dates indicated:

	September 30, 2016	December 31, 2015
	(in thousands)
Business loans:
Commercial and industrial	$537,809	$309,741
Franchise	431,618	328,925
Commercial owner occupied (1)	460,068	294,726
SBA	92,195	62,256
Warehouse facilities	—	143,200
Real estate loans:
Commercial non-owner occupied	527,412	421,583
Multi-family	689,813	429,003
One-to-four family (2)	101,377	80,050
Construction	231,098	169,748
Land	18,472	18,340
Other loans	5,678	5,111
Total gross loans (3)	3,095,540	2,262,683
Less Loans held for sale, net	9,009	8,565
Total gross loans held for investment	3,086,531	2,254,118
Plus (less):
Deferred loan origination costs/(fees) and premiums/(discounts), net	4,308	197
Allowance for loan losses	(21,843)	(17,317)
Loans held for investment, net	$3,068,996	$2,236,998
______________________________
(1) Secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans for September 30, 2016 are net of the unaccreted mark-to-market discounts of $9.1 million.

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

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus and likewise in excess of 15% for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $131.5 million for secured loans and $78.9 million for unsecured loans at September 30, 2016. At September 30, 2016, the Bank’s largest aggregate outstanding balance of loans to one borrower was $32.0 million of secured credit.

Purchased Credit Impaired

The Company has purchased loans from Canyon National Bank, IDPK and SCAF, for which there was at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

	September 30, 2016
	Canyon National	IDPK	SCAF	Total
	(in thousands)
Business loans:
Commercial and industrial	$11	$406	$7,226	$7,643
Commercial owner occupied	281	—	1,013	1,294
Real estate loans:
Commercial non-owner occupied	418	282	—	700
Other loans	—	—	378	378
Outstanding balance	$710	$688	$8,617	$10,015

Carrying amount, net of allowance of $71, $25, and $5, respectively	$1,450	$310	$5,708	$7,468

On the acquisition date, the amount by which the undiscounted expected cash flows of the purchased credit impaired loans exceed the estimated fair value of the loan is the “accretable yield.” The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the purchased credit impaired loan. At September 30, 2016, the Company had $10.0 million of purchased credit impaired loans, of which none were placed on nonaccrual status.

The following table summarizes the accretable yield on the purchased credit impaired loans for the nine months ended September 30, 2016:

	Nine Months Ended
	September 30, 2016
	Canyon National	IDPK	SCAF	Total
	(in thousands)
Balance at the beginning of period	$1,130	$1,596	$—	$2,726
Additions	—	—	788	788
Accretion	(33)	(38)	(594)	(665)
Disposals	—	—	(27)	(27)
Reclassification from (to) nonaccretable difference	(351)	(1,068)	676	(743)
Balance at the end of period	$746	$490	$843	$2,079

Impaired Loans

The following tables provide a summary of the Company’s investment in impaired loans as of the period indicated:

	Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans
	(in thousands)
September 30, 2016
Business loans:
Commercial and industrial	$1,990	$1,990	$1,990	$—	$1,990
Commercial owner occupied	1,003	606	146	460	73
SBA	2,814	503	354	149	354
Real estate loans:
Commercial non-owner occupied	2,491	2,487	—	2,487	—
One-to-four family	178	131	—	131	—
Land	36	17	—	17	—
Totals	$8,512	$5,734	$2,490	$3,244	$2,417

	Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
December 31, 2015
Business loans:
Commercial and industrial	$578	$313	$—	$313	$—	$90	$29
Franchise	2,394	1,630	1,461	169	731	1,386	3
Commercial owner occupied	883	536	—	536	—	415	67
Real estate loans:
Commercial non-owner occupied	329	214	—	214	—	430	19
One-to-four family	98	70	—	70	—	204	5
Land	37	21	—	21	—	13	—
Totals	$4,319	$2,784	$1,461	$1,323	$731	$2,538	$123

	Impaired Loans
	Three Months Ended		Nine Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
September 30, 2016
Business loans:
Commercial and industrial	$1,387	$16	$682	$28
Franchise	974	16	1,355	68
Commercial owner occupied	518	9	510	27
SBA	381	7	217	11
Real estate loans:
Commercial non-owner occupied	2,487	42	877	44
One-to-four family	133	4	259	13
Land	17	1	18	2
Totals	$5,897	$95	$3,918	$193

	Impaired Loans
	Three Months Ended		Nine Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
September 30, 2015
Business loans:
Commercial and industrial	$—	$—	$25	$—
Franchise	1,647	—	1,329	—
Commercial owner occupied	364	23	373	15
Real estate loans:
Commercial non-owner occupied	443	21	451	18
One-to-four family	221	13	226	9
Land	23	3	10	1
Totals	$2,698	$60	$2,414	$43

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

The following table provides additional detail on the components of impaired loans at the period end indicated:

	September 30, 2016	December 31, 2015
	(in thousands)
Nonaccruing loans	$5,734	$2,736
Accruing loans	—	48
Total impaired loans	$5,734	$2,784

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

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest. The Company had impaired loans on nonaccrual status of $5.7 million at September 30, 2016 and $2.7 million at December 31, 2015. The Company had no loans 90 days or more past due and still accruing at September 30, 2016 and December 31, 2015.

The Company had no TDRs at September 30, 2016 and December 31, 2015. In addition, the Company had no foreclosed residential real estate property or a recorded investment in consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of September 30, 2016.

Concentration of Credit Risk

As of September 30, 2016, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located predominately in California. The Company’s loan portfolio contains concentrations of credit in multi-family real estate, commercial non-owner occupied real estate and commercial owner occupied business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and continues to diversify its loan portfolio through loan originations, purchases and sales to meet approved concentration levels. While management believes that the collateral presently securing these loans is adequate, there can be no assurances that a significant deterioration in the California real estate market or economy would not expose the Company to significantly greater credit risk.

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

The Company maintains a comprehensive credit policy which sets forth minimum and maximum tolerances for key elements of loan risk. The policy identifies and sets forth specific guidelines for analyzing each of the loan products the Company offers from both an individual and portfolio wide basis. The credit policy is reviewed annually by the Bank Board. The Bank’s seasoned underwriters ensure key risk factors are analyzed with nearly all underwriting including a comprehensive global cash flow analysis of the prospective borrowers.

Credit risk is managed within the loan portfolio by the Company’s portfolio managers based on a comprehensive credit and portfolio review policy. This policy requires a program of financial data collection and analysis, comprehensive loan reviews, property and/or business inspections and monitoring of portfolio concentrations and trends. The portfolio managers also monitor asset-based lines of credit, loan covenants and other conditions associated with the Company’s business loans as a means to help identify potential credit risk. Individual loans, excluding the homogeneous loan portfolio, are reviewed at least every two years and in most cases, more often, including the assignment of a risk grade.

Risk grades are based on a six-grade Pass scale; along with Special Mention, Substandard, Doubtful and Loss classifications as such classifications are defined by the regulatory agencies. The assignment of risk grades allows the Company to, among other things; identify the risk associated with each credit in the portfolio, and to provide a basis for estimating credit losses inherent in the portfolio. Risk grades are reviewed regularly by the Company’s Credit and Portfolio Review committee, and are reviewed annually by an independent third-party, as well as by regulatory agencies during scheduled examinations.

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

The portfolio managers also manage loan performance risks, collections, workouts, bankruptcies and foreclosures. Loan performance risks are mitigated by our portfolio managers acting promptly and assertively to address problem credits when they are identified. Collection efforts are commenced immediately upon non-payment, and the portfolio managers seek to promptly determine the appropriate steps to minimize the Company’s risk of loss. When foreclosure will maximize the Company’s recovery for a non-performing loan, the portfolio managers will take appropriate action to initiate the foreclosure process.

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

The following tables stratify the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of the periods indicated:

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
September 30, 2016	(in thousands)
Business loans:
Commercial and industrial	$525,979	$4,034	$5,806	$1,990	$537,809
Franchise	430,934	684	—	—	431,618
Commercial owner occupied	452,461	2,019	5,588	—	460,068
SBA	91,692	—	503	—	92,195
Real estate loans:
Commercial non-owner occupied	523,837	—	3,575	—	527,412
Multi-family	687,396	—	2,417	—	689,813
One-to-four family	100,488	—	889	—	101,377
Construction	231,098	—	—	—	231,098
Land	18,455	—	17	—	18,472
Other loans	5,256	—	422	—	5,678
Totals	$3,067,596	$6,737	$19,217	$1,990	$3,095,540

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
December 31, 2015	(in thousands)
Business loans:
Commercial and industrial	$306,513	$73	$3,155	$—	$309,741
Franchise	327,295	—	169	1,461	328,925
Commercial owner occupied	286,270	627	7,829	—	294,726
SBA	62,256	—	—	—	62,256
Warehouse facilities	143,200	—	—	—	143,200
Real estate loans:
Commercial non-owner occupied	418,917	—	2,666	—	421,583
Multi-family	425,616	—	3,387	—	429,003
One-to-four family	78,997	—	1,053	—	80,050
Construction	169,748	—	—	—	169,748
Land	18,319	—	21	—	18,340
Other loans	5,111	—	—	—	5,111
Totals	$2,242,242	$700	$18,280	$1,461	$2,262,683

The following tables set forth delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
September 30, 2016	(in thousands)
Business loans:
Commercial and industrial	$535,709	$100	$1,990	$10	$537,809	$1,990
Franchise	431,618	—	—	—	431,618	—
Commercial owner occupied	460,068	—	—	—	460,068	606
SBA	91,174	928	—	93	92,195	503
Real estate loans:
Commercial non-owner occupied	524,925	—	—	2,487	527,412	2,487
Multi-family	689,813	—	—	—	689,813	—
One-to-four family	101,324	14	—	39	101,377	131
Construction	231,098	—	—	—	231,098	—
Land	18,455	—	—	17	18,472	17
Other loans	5,678	—	—	—	5,678	—
Totals	$3,089,862	$1,042	$1,990	$2,646	$3,095,540	$5,734

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
December 31, 2015	(in thousands)
Business loans:
Commercial and industrial	$309,464	$20	$—	$257	$309,741	$463
Franchise	327,295	—	—	1,630	328,925	1,630
Commercial owner occupied	294,371	—	355	—	294,726	536
SBA	62,256	—	—	—	62,256	—
Warehouse facilities	143,200	—	—	—	143,200	—
Real estate loans:
Commercial non-owner occupied	421,369	214	—	—	421,583	1,164
Multi-family	429,003	—	—	—	429,003	—
One-to-four family	79,915	89	—	46	80,050	155
Construction	169,748	—	—	—	169,748	—
Land	18,319	—	—	21	18,340	21
Other loans	5,111	—	—	—	5,111	1
Totals	$2,260,051	$323	$355	$1,954	$2,262,683	$3,970

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

The Company’s base ALLL factors are determined by management using the Bank’s annualized actual trailing charge-off data over intervals ranging from 6 to 84 months. Adjustments to those base factors are made for relevant internal and external factors. Those factors may include:

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

The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio as of and for the three and nine months ended for the periods indicated:

	Three Months Ended September 30, 2016
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Warehouse Facilities	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)
Balance, June 30, 2016	$4,485	$3,252	$2,141	$1,559	$—	$2,104	$2,334	$607	$2,245	$204	$24	$18,955
Charge-offs	(302)	(811)	—	(153)	—	—	—	—	—	—	—	(1,266)
Recoveries	13	—	8	106	—	—	—	14	—	—	—	141
Provisions for (reduction in) loan losses	1,909	1,521	(1,040)	777	—	(393)	518	(166)	921	(32)	(2)	4,013
Balance, September 30, 2016	$6,105	$3,962	$1,109	$2,289	$—	$1,711	$2,852	$455	$3,166	$172	$22	$21,843

	Nine Months Ended September 30, 2016
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Warehouse Facilities	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)
Balance, December 31, 2015	$3,449	$3,124	$1,870	$1,500	$759	$2,048	$1,583	$698	$2,030	$233	$23	$17,317
Charge-offs	(1,012)	(980)	(329)	(158)	—	—	—	(7)	—	—	—	(2,486)
Recoveries	67	—	8	191	—	—	—	20	—	—	4	290
Provisions for (reduction in) loan losses	3,601	1,818	(440)	756	(759)	(337)	1,269	(256)	1,136	(61)	(5)	6,722
Balance, September 30, 2016	$6,105	$3,962	$1,109	$2,289	$—	$1,711	$2,852	$455	$3,166	$172	$22	$21,843

Amount of allowance attributed to:

Specifically evaluated impaired loans	$1,990	$—	$73	$354	$—	$—	$—	$—	$—	$—	$—	$2,417
General portfolio allocation	4,115	3,962	1,036	1,935	—	1,711	2,852	455	3,166	172	22	19,426
Loans individually evaluated for impairment	1,990	—	606	503	—	2,487	—	131	—	17	—	5,734
Specific reserves to total loans individually evaluated for impairment	100.00%	—%	12.05%	70.38%	—%	—%	—%	—%	—%	—%	—%	42.15%
Loans collectively evaluated for impairment	$535,819	$431,618	$459,462	$91,692	$—	$524,925	$689,813	$101,246	$231,098	$18,455	$5,678	$3,089,806
General reserves to total loans collectively evaluated for impairment	0.77%	0.92%	0.23%	2.11%	—%	0.33%	0.41%	0.45%	1.37%	0.93%	0.39%	0.63%
Total gross loans	$537,809	$431,618	$460,068	$92,195	$—	$527,412	$689,813	$101,377	$231,098	$18,472	$5,678	$3,095,540
Total allowance to gross loans	1.14%	0.92%	0.24%	2.48%	—%	0.32%	0.41%	0.45%	1.37%	0.93%	0.39%	0.71%

	Three Months Ended September 30, 2015
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Warehouse Facilities	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)
Balance, June 30, 2015	$3,726	$1,824	$1,848	$886	$875	$1,963	$1,532	$653	$1,402	$362	$29	$15,100
Charge-offs	(48)	—	—	—	—	—	—	—	—	—	—	(48)
Recoveries	11	—	—	3	—	3	—	13	—	—	1	31
Provisions for (reduction in) loan losses	(350)	400	56	574	(71)	155	148	52	299	(191)	(10)	1,062
Balance, September 30, 2015	$3,339	$2,224	$1,904	$1,463	$804	$2,121	$1,680	$718	$1,701	$171	$20	$16,145

	Nine Months Ended September 30, 2015
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Warehouse Facilities	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2014	$2,646	$1,554	$1,757	$568	$546	$2,007	$1,060	$842	$1,088	$108	$24	$12,200
Charge-offs	(72)	(765)	—	—	—	—	—	—	—	—	—	(837)
Recoveries	35	—	—	4	—	3	—	13	—	—	2	57
Provisions for (reduction in) loan losses	730	1,435	147	891	258	111	620	(137)	613	63	(6)	4,725
Balance, September 30, 2015	$3,339	$2,224	$1,904	$1,463	$804	$2,121	$1,680	$718	$1,701	$171	$20	$16,145

Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
General portfolio allocation	3,339	2,224	1,904	1,463	804	2,121	1,680	718	1,701	171	20	16,145
Loans individually evaluated for impairment	—	1,630	361	—	—	443	—	203	—	22	—	2,659
Specific reserves to total loans individually evaluated for impairment	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	$288,982	$294,335	$302,195	$70,191	$144,274	$406,047	$421,240	$78,578	$141,293	$12,736	$5,017	$2,164,888
General reserves to total loans collectively evaluated for impairment	1.16%	0.76%	0.63%	2.08%	0.56%	0.52%	0.40%	0.91%	1.20%	1.34%	0.40%	0.75%
Total gross loans	$288,982	$295,965	$302,556	$70,191	$144,274	$406,490	$421,240	$78,781	$141,293	$12,758	$5,017	$2,167,547
Total allowance to gross loans	1.16%	0.75%	0.63%	2.08%	0.56%	0.52%	0.40%	0.91%	1.20%	1.34%	0.40%	0.74%

Note 8 – Subordinated Debentures

In August 2014, the Corporation issued $60 million in aggregate principal amount of 5.75% Subordinated Notes Due 2024 (the “Notes”) in a private placement transaction to institutional accredited investors (the “Private Placement”). The Corporation contributed $50 million of net proceeds from the Private Placement to the Bank to support general corporate purposes. The Notes bear interest at an annual fixed rate of 5.75%, and the first interest payment on the Notes occurred on March 3, 2015, and will continue to be payable semiannually each March 3 and September 3 until September 3, 2024. The Notes can only be redeemed, partially or in whole, prior to the maturity date if the notes do not constitute Tier 2 Capital (for purposes of capital adequacy guidelines of the Board of Governors of the Federal Reserve). Outstanding principal and accrued and unpaid interest are due upon early redemption.

In connection with the Private Placement, the Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade ratings of BBB+ and BBB for the Corporation’s senior unsecured debt and subordinated debt, respectively, and a senior deposit rating of A- for the Bank. These ratings were reaffirmed by KBRA on November 1, 2016.

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10 million of Floating Rate Trust Preferred Securities (“Trust Preferred Securities”) issued by PPBI Trust I in March 2004 due April 7, 2034. The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth. Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 3.43% per annum as of September 30, 2016.

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

The impact of stock options which are anti-dilutive are excluded from the computations of diluted earnings per share. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. The following table sets forth the weighted average number of stock options excluded for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30	September 30,	September 30,	September 30,
	2016	2016	2015	2016	2015

Weighted average stock options excluded	5,000	154,251	58,136	136,951	289,374

The following tables set forth the Company’s earnings per share calculations for the periods indicated:

	Three Months Ended
	September 30, 2016			June 30, 2016			September 30, 2015
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(dollars in thousands, except per share data)
Net income	$9,227			$10,369			$7,837
Basic income available to common stockholders	9,227	27,387,123	$0.34	10,369	27,378,930	$0.38	7,837	21,510,678	$0.36
Effect of dilutive stock option grants and warrants	—	538,228		—	466,560		—	356,162
Diluted income available to common stockholders plus assumed conversions	$9,227	27,925,351	$0.33	$10,369	27,845,490	$0.37	$7,837	21,866,840	$0.36

	Nine Months Ended September 30,
	2016			2015
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(dollars in thousands, except per share data)
Net income	$28,152			$17,450
Basic income available to common stockholders	28,152	26,776,140	$1.05	17,450	21,037,345	$0.83
Effect of dilutive stock options and warrants	—	468,968		—	304,859
Diluted income available to common stockholders plus assumed conversions	$28,152	27,245,108	$1.03	$17,450	21,342,204	$0.82

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2016, June 30, 2016 and September 30, 2015.
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

Accrued Interest Receivable/Payable – The carrying amounts of accrued interest receivable and accrued interest payable are deemed to approximate fair value.

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

The fair value estimates presented herein are based on pertinent information available to management as of the periods indicated.

	At September 30, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$103,904	$103,904	$—	$—	$103,904
Interest-bearing time deposits with financial institutions	3,944	3,944	—	—	3,944
Investments held to maturity	8,900	—	9,004	—	9,004
Investment securities available for sale	313,200	—	313,200	—	313,200
FHLB, FRB, and other stock	29,966	N/A	N/A	N/A	N/A
Loans held for sale	9,009	—	10,090	—	10,090
Loans held for investment, net	3,068,996	—	—	3,100,814	3,100,814
Accrued interest receivable	11,642	11,642	—	—	11,642

Liabilities:
Deposit accounts	3,059,752	2,343,554	572,175	—	2,915,729
FHLB advances	90,000	—	89,971	—	89,971
Other borrowings	46,213	—	46,247	—	46,247
Subordinated debentures	69,353	—	69,206	—	69,206
Accrued interest payable	238	238	—	—	238

	At December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$78,417	$78,417	$—	$—	$78,417
Interest-bearing time deposits with financial institutions	1,972	1,972	—	—	1,972
Investments held to maturity	9,642	—	9,572	—	9,572
Investment securities available for sale	280,273	—	280,273	—	280,273
FHLB, FRB, and other stock	22,292	N/A	N/A	N/A	N/A
Loans held for sale	8,565	—	9,507	—	9,507
Loans held for investment, net	2,236,998	—	—	2,244,936	2,244,936
Accrued interest receivable	9,315	9,315	—	—	9,315

Liabilities:
Deposit accounts	2,195,123	1,674,148	521,291	—	2,195,439
FHLB advances	148,000	—	148,036	—	148,036
Other borrowings	48,125	—	49,156	—	49,156
Subordinated debentures	70,310	—	68,675	—	68,675
Accrued interest payable	206	206	—	—	206

The following fair value hierarchy table presents information about the Company’s financial instruments measured at fair value on a recurring basis at the dates indicated:

	September 30, 2016
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Available for sale:
Corporate	$—	$23,330	$—	$23,330
Municipal bonds	—	116,838	—	116,838
Collateralized mortgage obligation	—	33,866	—	33,866
Mortgage-backed securities	—	139,166	—	139,166
Total securities available for sale	$—	$313,200	$—	$313,200

	December 31, 2015
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Available for sale:
Municipal bonds	$—	$130,245	$—	130,245
Collateralized mortgage obligation	$—	$24,543	$—	24,543
Mortgage-backed securities	—	125,485	—	125,485
Total securities available for sale	$—	$280,273	$—	$280,273

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost. As such, the Company records impaired loans as Level 3. At September 30, 2016, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

	September 30, 2016
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Collateral dependent impaired loans
Business loans:
Commercial and industrial	$—	$—	$1,990	$1,990
Commercial owner occupied	—	—	606	606
SBA	—	—	503	503
Real estate loans:
Commercial non-owner occupied	—	—	2,487	2,487
One-to-four family	—	—	131	131
Land	—	—	17	17
Total collateral dependent impaired loans	$—	$—	$5,734	$5,734
Other real estate owned
Land	—	—	711	711
Total other real estate owned	—	—	711	711
Total assets	$—	$—	$6,445	$6,445

	December 31, 2015
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
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

The following table presents quantitative information about Level 3 of fair value measurements for financial instruments measured at fair value on a non-recurring basis for the periods indicated:

	September 30, 2016
				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Rate	Maturity (years)	Unobservable Inputs
	(dollars in thousands)
Collateral dependent impaired loans:
Business loans:
Commercial and industrial	$1,990	Collateral valuation	Management adjustment to reflect current conditions and selling costs	9.00%	1	0 - 10%
Commercial owner occupied	606	Collateral valuation	Management adjustment to reflect current conditions and selling costs	6.50 - 7.75%	10	0 - 10%
SBA	503	Collateral valuation	Management adjustment to reflect current conditions and selling costs	6.00 - 6.25%	8-23	0 - 10%
Real estate loans:
Commercial non-owner occupied	2,487	Collateral valuation	Management adjustment to reflect current conditions and selling costs	11.75%	1	0 - 15%
One-to-four family	131	Collateral valuation	Management adjustment to reflect current conditions and selling costs	9.00 - 15.00%	1 - 14	0 - 10%
Land	17	Collateral valuation	Management adjustment to reflect current conditions and selling costs	13.00%	15	0 - 10%
Total collateral dependent impaired loans	$5,734

Other real estate owned
Land	$711	Collateral valuation	Management adjustment to reflect current conditions and selling costs	—%	0	0 - 10%
Total other real estate owned	$711

	December 31, 2015
				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Rate	Maturity (years)	Unobservable Inputs
	(dollars in thousands)
Collateral dependent impaired loans:
Business loans:
Commercial and industrial	$313	Collateral valuation	Management adjustment to reflect current conditions and selling costs	7.50%	6	0 - 10%
Franchise	$168	Collateral valuation	Management adjustment to reflect current conditions and selling costs	5.70% - 6.70%	7-8	0 - 10%
Commercial owner occupied	536	Collateral valuation	Management adjustment to reflect current conditions and selling costs	7.75%	7	0 - 10%
Real estate loans:
Commercial non-owner occupied	214	Collateral valuation	Management adjustment to reflect current conditions and selling costs	6.75%	2-12	0 - 15%
One-to-four family	$70	Collateral valuation	Management adjustment to reflect current conditions and selling costs	9.00% - 15.00%	5 - 16	0 - 10%
Land	$21	Collateral valuation	Management adjustment to reflect current conditions and selling costs	13.00%	15	0 - 10%
Total collateral dependent impaired loans	$1,322

Other real estate owned
Land	$1,161	Collateral valuation	Management adjustment to reflect current conditions and selling costs	—%	0	0-10%
Total other real estate owned	$1,161

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

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•	The strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;

•	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);

•	Inflation/deflation, interest rate, market and monetary fluctuations;

•	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•	The impact of changes in financial services policies, laws and regulations, including those concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

•	Technological and social media changes;

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

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Annual Report, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results expected for the year ending December 31, 2016.

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

We provide banking services within our targeted markets in California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve. Additionally, through our HOA Banking and Lending and Franchise Capital units we can provide customized cash management, electronic banking services and credit facilities to HOAs, HOA management companies and QSR franchise owners nationwide. Our corporate headquarters are located in Irvine, California. At September 30, 2016, the Bank operated 16 full-service depository branches in California located in the cities of Corona, Encinitas, Huntington Beach, Irvine, Los Alamitos, Murrieta, Newport Beach, Orange, Palm Desert (2), Palm Springs, Redlands, Riverside, San Bernardino, San Diego and Seal Beach. On April 22, 2016, the Bank closed three branches, as announced in conjunction with the merger with Security Bank of California. Those branches were located in Palm Desert, Riverside, and Tustin. On July 29, 2016, the

Corporation consolidated one of its branches in San Diego and its Seal Beach branch into existing branches in close proximity. The Bank also closed one of its branches in Palm Springs on August 5, 2016. Through our branches and our web site at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment. We also offer a variety of loan products, including commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans, and home equity loans. The Bank funds it's lending and investment activities with retail and commercial deposits obtained through its branches, advances from the FHLB, lines of credit, and wholesale and brokered certificates of deposits.

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

SCAF ACQUISITION

Effective January 31, 2016, the Company acquired SCAF, and its wholly-owned bank subsidiary, Security Bank of California, a Riverside, California, based state-chartered bank, pursuant to the terms of a definitive agreement entered into by the Corporation and SCAF on October 2, 2015. As a result of the SCAF acquisition, the Bank acquired and recorded at the acquisition date assets with a fair value of approximately $765 million, including:

•	$456 million of gross loans;

•	$190 million in investment securities;

•	$51.1 million in goodwill;

•	$40.9 million of cash and cash equivalents;

•	$18.3 million of other types of assets;

•	$4.5 million in fixed assets; and

•	$4.3 million of a core deposit intangible.

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

NON-GAAP MEASURES

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

	Three Months Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

	(dollars in thousands)
Net income	$9,227	$10,369	$7,837	$28,152	$17,450
Plus merger related expenses	—	497	400	3,616	4,392
Less merger related expenses tax adjustment (1)	—	(190)	—	(1,206)	(1,482)
Adjusted net income	$9,227	$10,676	$8,237	$30,562	$20,360

Diluted earnings per share	$0.33	0.37	0.36	1.03	0.82
Plus merger-related expenses, net of tax	—	0.01	0.02	0.09	0.13
Adjusted diluted earnings per share	$0.33	$0.38	$0.38	$1.12	$0.95

Return on average assets (2)	1.00%	1.17%	1.19%	1.07%	0.90%
Plus merger-related expenses, net of tax	—	0.03	0.06	0.09	0.15
Adjusted return on average assets (2)	1.00%	1.20%	1.25%	1.16%	1.05%

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

	Three Months Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

	(dollars in thousands)
Net income	$9,227	$10,369	$7,837	$28,152	$17,450
Plus CDI amortization expense	525	645	344	1,514	1,002
Less CDI amortization expense tax adjustment (1)	(204)	(245)	(131)	(588)	(375)
Net income for average tangible common equity	9,548	10,769	8,050	29,078	18,077
Plus merger related expenses	—	497	400	3,616	4,392
Less merger related expenses tax adjustment (2)	—	(190)	—	(1,206)	(1,482)
Adjusted net income for average tangible common equity	9,548	11,076	8,450	31,488	20,987
Average stockholders’ equity	443,715	432,342	284,486	419,685	267,487
Less average CDI	10,318	10,876	7,726	10,364	8,182
Less average goodwill	101,939	101,923	50,832	96,284	47,123
Average tangible common equity	$331,458	$319,543	$225,928	$313,037	$212,182
Return on average tangible common equity (3)	11.52%	13.48%	14.25%	12.39%	11.36%
Adjusted return on average tangible common equity (3)	11.52%	13.86%	14.96%	13.41%	13.19%
______________________________
(1) CDI amortization expense adjusted by quarterly effective tax rate.
(2) Deductible merger related expenses adjusted by quarterly effective tax rate.
(3) Ratio is annualized.

RESULTS OF OPERATIONS

In the third quarter of 2016, we reported net income of $9.2 million, or $0.33 per diluted share. This compares with net income of $10.4 million, or $0.37 per diluted share, for the second quarter of 2016. The decrease in net income was primarily driven by an increase in the provision for loan losses of $2.4 million and an increase in noninterest expense of $2.2 million, partially offset by an increase in revenue of $2.9 million.

Net income of $9.2 million, or $0.33 per diluted share, for the third quarter of 2016 compares to net income for the third quarter of 2015 of $7.8 million, or $0.36 per diluted share. The increase in net income of $1.4 million was mostly due to the $12.3 million increase in net interest income resulting from average interest-earning asset growth of $1.0 billion and an increase in net interest margin. The increase in average interest-earning assets was primarily from our organic loan growth since the end of the third quarter of 2015 and our acquisition of SCAF during the first quarter of 2016. These items were partially offset by an $8.5 million increase in noninterest expense, including $5.1 million in compensation and benefits expenses associated with both the acquisition of SCAF and an increase in staffing to support organic growth.

For the three months ended September 30, 2016, the Company’s return on average assets was 1.00% and return on average tangible common equity was 11.52%. For the three months ended June 30, 2016, the return on average assets was 1.17% and the return on average tangible common equity was 13.48%. For the three months ended September 30, 2015, the return on average assets was 1.19% and the return on average tangible common equity was 14.25%.

For the first nine months of 2016, the Company recorded net income of $28.2 million, or $1.03 per diluted share. This compares with net income of $17.5 million, or $0.82 per diluted share, for the first nine months of 2015. The increase in net income of $10.7 million was mostly due to the $33.3 million increase in net interest income resulting from earning asset growth, partially offset by growth in noninterest expense of $18.1 million. Prior period comparisons for the year-to-date results are impacted by the acquisition of SCAF in the first quarter of 2016 and the acquisition of IDPK in the first quarter of 2015.

For the nine months ended September 30, 2016, the Company’s return on average assets was 1.07% and return on average tangible common equity was 12.39%, compared with a return on average assets of 0.90% and a return on average tangible common equity of 11.36% for the nine months ended September 30, 2015.

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

Net interest income totaled $39.0 million in the third quarter of 2016, an increase of $1.4 million or 3.9% from the second quarter of 2016. The increase in net interest income reflected an increase in average interest-earning assets of $147 million, offset by a decrease in the net interest margin of 7 basis points to 4.41%. The increase in average interest-earning assets during the third quarter of 2016 was primarily related to organic loan originations and the purchase of $83 million of multi-family loans.

The decrease in the net interest margin from 4.48% to 4.41% was primarily due to a decrease in accretion income. Excluding the impact of accretion, the portfolio core net interest margin was 4.18% in the third quarter of 2016 compared to 4.19% in the second quarter of 2016, with accretion contributing 23 basis points in the third quarter of 2016 as compared to 29 basis points in the second quarter of 2016.

Net interest income for the third quarter of 2016 increased $12.3 million or 46.1% compared to the third quarter of 2015. The increase was related to an increase in average interest-earning assets of $1 billion, which resulted primarily from our organic loan growth since the end of the third quarter of 2015 and our acquisition of SCAF during the first quarter of 2016. Our net interest margin for the third quarter of 2016 increased 19 basis points to 4.41% from the third quarter of 2015. The expansion of the net interest margin was driven by a 10 basis point increase in the yield on earning assets, and a 10 basis point decrease in cost of funds.
For the first nine months of 2016, net interest income totaled $111 million, an increase of $33.3 million or 43.0% compared to the net interest income for the first nine months of 2015. The increase reflected an increase in interest-earning assets of $860 million, and an increase in net interest margin of 25 basis points to 4.44%. The expansion in the net interest margin from 4.19% in the first nine months of 2015 to 4.44% in the first nine months of 2016 was driven by a favorable asset mix arising from the $783 million growth in average loans, primarily related to the acquisitions of SCAF along with our organic loan growth, and a $77.1 million increase in average cash and investment balances coupled with lower overall funding costs from 0.52% to 0.44%. Excluding the impact of accretion, the portfolio net interest margin increased 11 basis points, with accretion contributing 28 basis points in the first nine months of 2016 as compared to 15 basis points in the first nine months of 2015.

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

	Average Balance Sheet
	Three Months Ended
	September 30, 2016			June 30, 2016			September 30, 2015
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$201,140	$232	0.46%	$177,603	$189	0.43%	$124,182	$63	0.20%
Investment securities	316,253	1,710	2.16	299,049	1,650	2.21	306,623	1,749	2.28
Loans receivable, net (1)	2,998,153	40,487	5.37	2,892,236	39,035	5.43	2,080,281	27,935	5.33
Total interest-earning assets	3,515,546	42,429	4.80	3,368,888	40,874	4.88	2,511,086	29,747	4.70
Noninterest-earning assets	186,087			189,833			124,519
Total assets	$3,701,633			$3,558,721			$2,635,605
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$185,344	$53	0.11	$178,258	$50	0.11	$141,747	$40	0.11
Money market	1,036,350	923	0.35	980,806	896	0.37	708,365	616	0.35
Savings	98,496	38	0.15	98,419	38	0.16	91,455	37	0.16
Time	601,551	1,122	0.74	606,770	1,026	0.68	523,010	1,026	0.78
Total interest-bearing deposits	1,921,741	2,136	0.44	1,864,253	2,010	0.43	1,464,577	1,719	0.47
FHLB advances and other borrowings	97,547	314	1.28	99,755	324	1.31	120,098	339	1.12
Subordinated debentures	69,293	970	5.60	69,305	979	5.65	69,214	993	5.74
Total borrowings	166,840	1,284	3.06	169,060	1,303	3.10	189,312	1,332	2.77
Total interest-bearing liabilities	2,088,581	3,420	0.65	2,033,313	3,313	0.66	1,653,889	3,051	0.73
Noninterest-bearing deposits	1,134,318			1,060,097			674,795
Other liabilities	35,019			32,969			22,435
Total liabilities	3,257,918			3,126,379			2,351,119
Stockholders’ equity	443,715			432,342			284,486
Total liabilities and equity	$3,701,633			$3,558,721			$2,635,605
Net interest income		$39,009			$37,561			$26,696
Net interest rate spread (2)			4.15%			4.22%			3.97%
Net interest margin (3)			4.41%			4.48%			4.22%
Ratio of interest-earning assets to interest-bearing liabilities			168.32%			165.68%			151.83%

	Average Balance Sheet
	Nine Months Ended
	September 30, 2016			September 30, 2015
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$204,821	659	0.43%	$150,697	253	0.22%
Investment securities	318,570	5,220	2.18%	295,642	5,274	2.38%
Loans receivable, net (1)	2,806,902	114,929	5.47%	2,023,521	80,917	5.35%
Total interest-earning assets	3,330,293	120,808	4.85%	2,469,860	86,444	4.68%
Noninterest-earning assets	182,521			116,666
Total assets	$3,512,814			$2,586,526
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$176,079	150	0.11%	$145,045	128	0.12%
Money market	969,666	2,640	0.36%	683,583	1,782	0.35%
Savings	97,234	113	0.16%	88,881	107	0.16%
Time	597,065	3,312	0.74%	489,411	2,897	0.79%
Total interest-bearing deposits	1,840,044	6,215	0.45%	1,406,920	4,914	0.47%
FHLB advances and other borrowings	102,895	963	1.25%	194,845	1,121	0.77%
Subordinated debentures	69,340	2,859	5.50%	69,184	2,946	5.68%
Total borrowings	172,235	3,822	2.96%	264,029	4,067	2.06%
Total interest-bearing liabilities	2,012,279	10,037	0.67%	1,670,949	8,981	0.72%
Noninterest-bearing deposits	1,048,625			625,683
Other liabilities	32,225			22,407
Total liabilities	3,093,129			2,319,039
Stockholders' equity	419,685			267,487
Total liabilities and equity	$3,512,814			$2,586,526
Net interest income		$110,771			$77,463
Net interest rate spread (2)			4.18%			3.96%
Net interest margin (3)			4.44%			4.19%
Ratio of interest-earning assets to interest-bearing liabilities			165.50%			147.81%

______________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees, unamortized discounts and premiums.
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

Changes in our net interest income are a function of changes in volumes, days in a period and rates of interest-earning assets and interest-bearing liabilities. The following table presents the impact the volume, days in a period and rate changes have had on our net interest income for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•	Changes in volume (changes in volume multiplied by prior rate);

•	Changes in days in a period (changes in days in a period multiplied by daily interest);

•	Changes in interest rates (changes in interest rates multiplied by prior volume); and

•	The net change or the combined impact of volume, days in a period and rate changes allocated proportionately to changes in volume, days in a period and changes in interest rates.

	Three Months Ended September 30, 2016 Compared to Three Months Ended June 30, 2016 Increase (decrease) due to
	Volume	Days	Rate	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$26	$3	$14	$43
Investment securities	77	—	(17)	60
Loans receivable, net	1,448	440	(436)	1,452
Total interest-earning assets	$1,551	$443	$(439)	$1,555
Interest-bearing liabilities
Interest checking	$2	$1	$—	$3
Money market	59	10	(42)	27
Time	(9)	12	93	96
FHLB advances and other borrowings	(6)	3	(7)	(10)
Subordinated debentures	—	—	(9)	(9)
Total interest-bearing liabilities	$46	$26	$35	$107
Change in net interest income	$1,505	$417	$(474)	$1,448

	Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015 Increase (decrease) due to
	Volume	Rate	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$54	$115	$169
Investment securities	32	(71)	(39)
Loans receivable, net	12,395	157	12,552
Total interest-earning assets	$12,481	$201	$12,682
Interest-bearing liabilities
Interest checking	$13	$—	$13
Money market	289	18	307
Savings	3	(2)	1
Time	150	(54)	96
FHLB advances and other borrowings	(70)	45	(25)
Subordinated debentures	1	(24)	(23)
Total interest-bearing liabilities	$386	$(17)	$369
Change in net interest income	$12,095	$218	$12,313

	Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015 Increase (decrease) due to
	Volume	Days	Rate	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$112	$2	$292	$406
Investment securities	399	—	(453)	(54)
Loans receivable, net	31,750	419	1,843	34,012
Total interest-earning assets	$32,261	$421	$1,682	$34,364
Interest-bearing liabilities
Interest checking	$31	$1	$(10)	$22
Money market	795	10	53	858
Savings	6	—	—	6
Time	597	12	(194)	415
FHLB advances and other borrowings	(664)	4	502	(158)
Subordinated debentures	3	—	(90)	(87)
Total interest-bearing liabilities	$768	$27	$261	$1,056
Change in net interest income	$31,493	$394	$1,421	$33,308

Provision for Loan Losses

  We recorded a $4.0 million provision for loan losses during the third quarter of 2016, an increase of $2.4 million from the second quarter of 2016 and an increase of $3.0 million from the third quarter of 2015. For the first nine months of 2016, we recorded a $6.7 million provision for loan losses, an increase from $4.7 million recorded for the first nine months of 2015. Specific reserves on two loans totaling $2.4 million were recorded in the current quarter with the remaining $1.6 million in provision primarily related to growth in the loan portfolio.

Net loan charge-offs amounted to $1.1 million in the third quarter of 2016, compared to net charge-offs of $1.1 million from the second quarter of 2016 and net charge-offs of $17,000 from the third quarter of 2015. Net loan charge-offs amounted to $2.2 million for the first nine months of 2016, an increase from $780,000 for the first nine months of 2015.

For purchased credit impaired loans, charge-offs are recorded when there is a decrease in the estimated cash flows of the credit from original cash flow estimates. Purchased credit impaired loans were recorded at their estimated fair value, which incorporated our estimated expected cash flows until the ultimate resolution of these credits. To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan losses or charge-offs will be recognized into earnings or against the allowance, if applicable. To the extent actual or projected cash flows are more than originally estimated, the increase in cash flows is prospectively recognized in loan interest income. Due to the accounting rules associated with our purchased credit impaired loans, each quarter we are required to re-estimate cash flows which could cause volatility in our reported net interest margin and provision for loan losses. During the third quarter of 2016, we recorded an allowance of $101,000 associated with certain purchased credit impaired loans. See “Allowance for Loan Losses” discussed below in this Quarterly Report on Form 10-Q.

Noninterest Income

Noninterest income for the third quarter of 2016 was $6.0 million, an increase of $1.5 million or 34.1% from the second quarter of 2016. The increase from the second quarter of 2016 was primarily related to a $1.0 million increase in net gain from the sale of loans, as well as a $0.5 million increase in recoveries on preacquisition charged-off loans. During the current quarter, $38.8 million in SBA and other loans were sold compared to $22.7 million in the prior quarter.

Compared to the third quarter of 2015, noninterest income for the third quarter of 2016 increased $1.6 million or 36.3%. The increase was primarily related to a $578,000 increase in gain on the sale of loans, a $474,000 increase in gain on sales of investment securities, a $296,000 increase in other income and a $200,000 increase in deposit fees.

For the first nine months of 2016, noninterest income totaled $15.3 million, an increase from $10.2 million for the first nine months of 2015. The increase was primarily related to higher net gain from sale of loans of $1.9 million and higher net gain from sales of investment securities of $1.5 million. In addition, higher loan servicing fees of $0.6 million and deposit fees of $0.6 million were received, primarily as a result of the SCAF acquisition in the first quarter of 2016.

Noninterest Expense

  Noninterest expense totaled $25.9 million for the third quarter of 2016, an increase of $2.2 million or 9.1%, compared with the second quarter of 2016. The increase was primarily driven by higher compensation costs, specifically incentive compensation including stock-based incentives, increased data processing costs, and higher one-time marketing costs.

In comparison to the third quarter of 2015, noninterest expense grew by $8.5 million or 48.8%. The increase in expense was primarily related to the additional costs from the personnel and branches retained from the acquisition of SCAF, combined with our continued investment in personnel to support our organic growth in loans and deposits.

For the first nine months of 2016, noninterest expense totaled $73.2 million, an increase of $18.1 million, or 33.0%, from the first nine months of 2015. The increase in expense was primarily related to higher compensation and benefits costs of $11.6 million and growth in premises and occupancy expense of $1.6 million.

The Company’s efficiency ratio was 57.0% for the third quarter of 2016, compared to 54.4% for the second quarter of 2016 and 53.6% for the third quarter of 2015. The Company's efficiency ratio was 54.7% for the first nine months of 2016, compared to 56.7% for the first nine months of 2015.

Income Taxes

For the three months ended September 30, 2016 and 2015, income tax expense was $5.9 million and $4.8 million, respectively, and the effective income tax rate was 38.9% and 38.0%, respectively. For the nine months ended September 30, 2016 and 2015, income tax expense was $18.0 million and $10.5 million, respectively, and the effective tax rate was 39.0% and 37.5%, respectively.

The Company did not have unrecognized tax benefits that related to uncertainties associated with federal and state income tax matters as of September 30, 2016 and December 31, 2015.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The statute of limitations related to the consolidated federal income tax returns is closed for all tax years up to and including 2012. The expiration of the statute of limitations related to the various state income and franchise tax returns varies by state. Independence Bank, an acquired entity, is currently under examination by the California Franchise Tax Board (FTB) for the 2010 and 2011 tax years. While the outcome of the examinations is unknown, the Company expects no material adjustments.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of September 30, 2016.

FINANCIAL CONDITION

At September 30, 2016, assets totaled $3.75 billion, an increase of $965 million, or 34.6%, from December 31, 2015. The increase in assets since December 31, 2015 was impacted by the acquisition of SCAF, which at closing added $715 million in assets including $456 million in loans, $190 million in investment securities and $51.1 million in goodwill. Additionally, organic loan growth of $92.5 million, net of amortization and repayments of $233 million, contributed to the increase in assets during the during the third quarter of 2016.

Loans

Net loans held for investment totaled $3.07 billion at September 30, 2016, an increase of $832 million, or 37.2%, from December 31, 2015. The increase since December 31, 2015 was primarily related to loans acquired from SCAF of $456 million at acquisition date, and a $185 million multi-family loan pool purchase, as well as our organic loan originations. Combined, loan growth included increases in multifamily loans of $261 million, commercial and industrial loans of $228 million, commercial owner occupied loans of $165 million, commercial non-owner occupied loans $106 million, franchise loans of $103 million, construction loans of $61.4 million, SBA loans of $29.9 million and one-to-four family loans of $21.3 million, offset by a decrease in warehouse mortgage loans of $143 million.

The total end of period weighted average contractual interest rate on loans, excluding fees and discounts, at September 30, 2016 was 4.80%, compared to 4.90% at December 31, 2015.

The following table sets forth the composition of our loan portfolio in dollar amounts, as a percentage of the portfolio and gives the weighted average interest rate by loan category at the dates indicated:

	September 30, 2016			At December 31, 2015
	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
	(dollars in thousands)
Business loans:
Commercial and industrial	$537,809	17.4%	4.72%	$309,741	13.7%	5.00%
Franchise	431,618	13.9	5.26	328,925	14.5	5.50
Commercial owner occupied (1)	460,068	14.9	4.83	294,726	13.0	5.00
SBA	92,195	3.0	5.66	62,256	2.8	5.50
Warehouse facilities	—	—	—	143,200	6.3	3.90
Real estate loans:
Commercial non-owner occupied	527,412	17.0	4.76	421,583	18.7	4.90
Multi-family	689,813	22.2	4.30	429,003	19.0	4.60
One-to-four family (2)	101,377	3.3	4.51	80,050	3.5	4.50
Construction	231,098	7.5	5.35	169,748	7.5	5.40
Land	18,472	0.6	5.21	18,340	0.8	5.20
Other loans	5,678	0.2	5.72	5,111	0.2	5.20
Total gross loans (3)	3,095,540	100.0%	4.80%	2,262,683	100.0%	4.90%
Less loans held for sale	9,009			8,565
Total gross loans held for investment	3,086,531			2,254,118
Deferred loan origination costs/(fees) and premiums/(discounts), net	4,308			197
Allowance for loan losses	(21,843)			(17,317)
Loans held for investment, net	$3,068,996			$2,236,998
______________________________
(1) Secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans for September 30, 2016 are net of the unaccreted mark-to-market discounts of $9.1 million.

The following table sets forth the weighted average interest rates, weighted average number of months to reprice and the periods to repricing for our gross loan portfolio at the date indicated:

	September 30, 2016
Periods to Repricing	Number of Loans	Amount	Weighted Average Interest Rate	Weighted Average Months to Reprice
	(dollars in thousands)
1 Year and less	2,132	$1,007,048	5.06%	14
Over 1 Year to 3 Years	442	516,018	4.62	25
Over 3 Years to 5 Years	607	814,629	4.53	49
Over 5 Years to 7 Years	103	156,948	4.45	73
Over 7 Years to 10 Years	39	85,926	4.55	101
Total adjustable	3,323	2,580,569	4.75	29
Fixed	1,465	505,962	5.12
Total	4,788	$3,086,531	4.80

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. At September 30, 2016 and December 31, 2015, loans delinquent 30 or more days as a percentage of total gross loans was 0.18%, comparable to 0.12% at December 31, 2015.

The following table sets forth delinquencies in the Company’s loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At September 30, 2016
Business loans:
Commercial and industrial	1	$100	1	$1,990	1	$10	3	$2,100
SBA	2	928	—	—	1	93	3	1,021
Real estate loans:
Commercial non-owner occupied	—	—	—	—	1	2,487	1	2,487
One-to-four family	1	14	—	—	2	39	3	53
Land	—	—	—	—	1	17	1	17
Total	4	$1,042	1	$1,990	6	$2,646	11	$5,678
Delinquent loans to total gross loans		0.03%		0.06%		0.09%		0.18%

At December 31, 2015
Business loans:
Commercial and industrial	2	$20	—	$—	1	$257	3	$277
Franchise	—	—	—	—	3	1,630	3	1,630
Commercial owner occupied	—	—	1	355	—	—	1	355
Real estate loans:
Commercial non-owner occupied	1	214	—	—	—	—	1	214
One-to-four family	1	89	—	—	2	46	3	135
Land	—	—	—	—	1	21	1	21
Total	4	$323	1	$355	7	$1,954	12	$2,632
Delinquent loans to total gross loans		0.01%		0.02%		0.09%		0.12%
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

The loss factor for each segment of our loan portfolio is generally based on our actual historical loss rate experience supplemented by industry data and management judgment for certain segments where we lack loss history experience. We also consider historical charge-off rates for the last 10 and 15 years for commercial banks and savings institutions headquartered in California as collected and reported by the FDIC. The loss factor is adjusted by qualitative adjustment factors to arrive at a final loss factor for each loan portfolio segment. For additional information regarding the qualitative adjustments, please see “Allowances for Loan Losses” as discussed in our 2015 Annual Report. The qualitative factors allow management to assess current trends within our loan portfolio and the economic environment to incorporate their effect when calculating the ALLL. The final loss factors are applied to pass graded loans within our loan portfolio. Higher factors are applied to loans graded below pass, including classified and criticized assets.

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

At September 30, 2016, our ALLL was $21.8 million, an increase of $4.5 million from December 31, 2015. The increase in the allowance for loan losses at September 30, 2016 was mainly attributable to $2.4 million of specific reserves for two credits and loan growth migration in certain segments of the loan portfolio. At September 30, 2016, given the composition of our loan portfolio, the ALLL was considered adequate to cover estimated losses inherent in the loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the ALLL change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

The following table sets forth the Company’s ALLL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	September 30, 2016			December 31, 2015
Balance at End of Period Applicable to	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
	(dollars in thousands)
Business loans:
Commercial and industrial	$6,105	1.14%	17.4%	$3,449	1.11%	13.7%
Franchise	3,962	0.92	13.9	3,124	0.95	14.5
Commercial owner occupied	1,109	0.24	14.9	1,870	0.63	13.0
SBA	2,289	2.48	3.0	1,500	2.41	2.8
Warehouse facilities	—	—	—	759	0.53	6.3
Real estate loans:
Commercial non-owner occupied	1,711	0.32	17.0	2,048	0.49	18.7
Multi-family	2,852	0.41	22.2	1,583	0.37	19.0
One-to-four family	455	0.45	3.3	698	0.87	3.5
Construction	3,166	1.37	7.5	2,030	1.20	7.5
Land	172	0.93	0.6	233	1.27	0.8
Other Loans	22	0.39	0.2	23	0.45	0.2
Total	$21,843	0.71%	100.0%	$17,317	0.77%	100.0%

The ALLL as a percent of nonaccrual loans was 381% at September 30, 2016, a decrease from 436% at December 31, 2015. At September 30, 2016, the ratio of ALLL to total gross loans was 0.71%, a decrease from 0.77% at December 31, 2015. The decrease in this ratio at September 30, 2016 from December 31, 2015 is attributable to the loans acquired from SCAF, recorded at fair value, which did not necessitate an allowance against them. Our ratio of ALLL plus the remaining unamortized discount on the loans acquired to total gross loans was 0.90% at September 30, 2016, a decrease from 0.91% at December 31, 2015.

The following table sets forth the activity within the Company’s ALLL in each of the loan categories listed for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2016	2016	2015	2016	2015
	(dollars in thousands)
Balance, beginning of period	$18,955	$18,455	$15,100	$17,317	$12,200
Provision for loan losses	4,013	1,589	1,062	6,722	4,725
Charge-offs:
Business loans:
Commercial and industrial	(302)	(710)	(47)	(1,012)	(71)
Franchise	(811)	(169)	—	(980)	(765)
Commercial owner occupied	—	(329)	—	(329)	—
SBA	(153)	(5)	—	(158)	—
Real estate:
Commercial non-owner occupied	—	—	—	—	—
One-to-four family	—	(7)	—	(7)	—
Total charge-offs	(1,266)	(1,220)	(47)	(2,486)	(836)
Recoveries :
Business loans:
Commercial and industrial	13	40	10	67	34
Commercial owner occupied	8	—	—	8	—
SBA	106	82	3	191	4
Real estate:
Commercial non-owner occupied	—	—	3	—	3
One-to-four family	14	5	13	20	13
Other loans	—	4	1	4	2
Total recoveries	141	131	30	290	56
Net loan (charge-offs) recoveries	(1,125)	(1,089)	(17)	(2,196)	(780)
Balance at end of period	$21,843	$18,955	$16,145	$21,843	$16,145

Ratios:
Net charge-offs (recoveries) to average total loans, net	0.04%	0.04%	—%	0.08%	0.04%
Allowance for loan losses to gross loans at end of period	0.71%	0.65%	0.74%	0.71%	0.74%

Investment Securities

We primarily use our investment portfolio for liquidity purposes and to support our interest rate risk management strategies. Investment securities available for sale totaled $313 million at September 30, 2016, an increase of $32.9 million, or 11.7%, from December 31, 2015. The increase in investment securities from December 31, 2015 was primarily due to purchases in the amount of $102 million, offset by the sale or maturity of securities available for sale in the amount of $230 million, of which $190 million was acquired from SCAF, principal paydowns of $27.4 million and premium amortization of $8.2 million. The Bank deployed the liquidity from the sale of the SCAF bond portfolio into the purchase of $185 million in multifamily loans in the first quarter.

The following tables set forth the amortized cost, unrealized gains and losses, and estimated fair value of our investment securities portfolio at the dates indicated:

	September 30, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investments available for sale:
Corporate	$23,255	$75	$—	$23,330
Municipal bonds	$114,954	$1,923	$(39)	$116,838
Collateralized mortgage obligation	33,644	228	(6)	33,866
Mortgage-backed securities	139,032	525	(391)	139,166
Total securities available for sale	$310,885	$2,751	$(436)	$313,200
Investment securities held to maturity:
Mortgage-backed securities	7,697	104	—	7,801
Other	1,203	—	—	1,203
Total securities held to maturity	8,900	104	—	9,004
Total securities	$319,785	$2,855	$(436)	$322,204

	December 31, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Available for sale:
Municipal bonds	$128,546	$1,796	$(97)	$130,245
Collateralized mortgage obligation	24,722	4	(183)	24,543
Mortgage-backed securities	126,443	153	(1,111)	125,485
Total securities available for sale	$279,711	$1,953	$(1,391)	$280,273
Held to maturity:
Mortgage-backed securities	8,400	—	(70)	8,330
Other	1,242	—	—	1,242
Total securities held to maturity	9,642	—	(70)	9,572
Total securities	$289,353	$1,953	$(1,461)	$289,845

The following table sets forth the fair values and weighted average yields on our investment securities available for sale portfolio by contractual maturity at the date indicated:

	September 30, 2016
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
Available for sale:
Corporate	$—	—%	$—	—%	$17,330	5.43%	$6,000	5.50%	$23,330	5.45%
Municipal bonds	1,024	0.75	29,338	1.42	38,870	1.94	47,606	1.82	116,838	1.75
Collateralized mortgage obligation	—	—	—	—	1,497	0.81	32,369	1.72	33,866	1.68
Mortgage-backed securities	—	—	—	—	19,464	1.71	119,702	1.68	139,166	1.68
Total securities available for sale	$1,024	0.75%	$29,338	1.42%	$77,161	2.64%	$205,677	1.83%	$313,200	1.99%
Held to maturity:
Mortgage-backed securities	—	—	—	—	—	—	7,801	2.54	7,801	2.54
Other	—	—	—	—	—	—	1,203	0.93	1,203	0.93
Total securities held to maturity	—	—	—	—	—	—	$9,004	2.32%	$9,004	2.32%
Total securities	$1,024	0.75%	$29,338	1.42%	$77,161	2.64%	$214,681	1.85%	$322,204	2.00%

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

The Company realized OTTI recovery of $2,000 for the three months ended September 30, 2016. During the quarter ended December 31, 2015 and September 30, 2015, there were no OTTI recoveries. We recorded no impairment credit losses on available-for-sale securities in our consolidated statement of operations for the three months ended September 30, 2016, December 31, 2015 and September 30, 2015.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), restructured loans and OREO. It is our general policy to account for a loan as nonaccrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful.

Nonperforming assets totaled $6.4 million, or 0.17% of total assets at September 30, 2016, an increase from $5.1 million, or 0.18% of total assets at December 31, 2015. At September 30, 2016, nonperforming loans increased $1.8 million from December 31, 2015.

      The following table sets forth our composition of nonperforming assets at the dates indicated:

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Nonperforming assets
Business loans:
Commercial and industrial	$1,990	$463
Franchise	—	1,630
Commercial owner occupied	606	536
SBA	503	—
Real estate:
Commercial non-owner occupied	2,487	1,164
One-to-four family	131	155
Land	17	21
Other loans	—	1
Total nonaccrual loans	5,734	3,970
Other real estate owned:
One-to-four family	—	—
Land	711	1,161
Total other real estate owned	711	1,161
Total nonperforming assets, net	$6,445	$5,131

Allowance for loan losses	$21,843	$17,317
Allowance for loan losses as a percent of total nonperforming loans	381%	436%
Nonperforming loans as a percent of gross loans	0.18	0.18
Nonperforming assets as a percent of total assets	0.17	0.18

Liabilities and Stockholders’ Equity

Total liabilities were $3.30 billion at September 30, 2016, compared to $2.49 billion at December 31, 2015. The increase of $814 million, or 32.7%, from December 31, 2015 was primarily related to the acquisition of SCAF, which added $645 million in assumed liabilities at the acquisition date.

Deposits.  At September 30, 2016, deposits totaled $3.06 billion, an increase of $865 million, or 39.4%, from December 31, 2015. The increase in deposits since December 31, 2015 included increases in noninterest-bearing checking of $449 million, money market and savings accounts of $330 million, demand deposit of $35.1 million, wholesale/brokered certificate of deposits of $33.1 million and retail certificate of deposits of $18.2 million. The increase in deposits during the first nine months of 2016 was due to organic growth and the acquisition of SCAF, which added $637 million in deposits.

The total end of period weighted average rate of deposits at September 30, 2016 was 0.29%, a decrease from 0.32% December 31, 2015.

At September 30, 2016, our gross loan to deposit ratio was 101%, a decrease from 103% at December 31, 2015.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented:

	September 30, 2016			December 31, 2015
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Noninterest-bearing checking	$1,160,394	37.9%	—%	$711,771	32.4%	—%
Interest-bearing deposits:
Checking	170,057	5.6	0.11	134,999	6.1	0.11
Money market	1,057,532	34.6	0.38	743,871	33.9	0.35
Savings	99,554	3.3	1.50	83,507	3.8	0.15
Time deposit accounts:
Less than 1.00%	420,050	13.7	0.59	346,693	15.8	0.61
1.00 - 1.99	145,055	4.7	1.14	172,218	7.8	1.16
2.00 - 2.99	6,616	0.2	2.24	1,401	0.1	2.26
3.00 - 3.99	37	—	3.85	20	—	3.81
4.00 - 4.99	3	—	4.93	3	—	4.93
5.00 and greater	454	—	5.07	640	—	5.19
Total time deposit accounts	572,215	18.7	0.75	520,975	23.7	0.80
Total interest-bearing deposits	1,899,358	62.1	0.46	1,483,352	67.6	0.48
Total deposits	$3,059,752	100.0%	0.29%	$2,195,123	100.0%	0.32%

Borrowings.  At September 30, 2016, total borrowings amounted to $206 million, a decrease of $60 million, or 22.5%, from December 31, 2015. At September 30, 2016, total borrowings represented 5.5% of total assets and had an end of period weighted average rate of 2.4%, compared with 9.5% of total assets at a weighted average rate of 2.3% at December 31, 2015.

At September 30, 2016, total borrowings were comprised of the following:

•	Overnight FHLB advances of $90 million at .38%;

•	Subordinated notes of $60 million at 5.75% due September 3, 2024. For additional information about the subordinated notes, see Note 8 to the Consolidated Financial Statements in this report;

•
Three reverse repurchase agreements totaling $28.5 million at a weighted average rate of 3.26% with $10 million due in February 2018 and $18.5 million due in September 2018. These agreements are secured by government sponsored entity MBS securities with a par value of $33.1 million and a fair value of $34.6 million;

•
HOA reverse repurchase agreements totaling $17.7 million at a weighted average rate of .01% and secured by government sponsored entity MBS securities with a par value of $28.0 million and a fair value of $29.1 million; and

•
Subordinated debentures used to fund the issuance of trust preferred securities in 2004 of $10.3 million at 3.43% due April 7, 2034. For additional information about the subordinated debentures and trust preferred securities, see Note 8 to the Consolidated Financial Statements in this report.

The following table sets forth certain information regarding the Company’s borrowed funds at the dates indicated:

	September 30, 2016		December 31, 2015
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
FHLB advances	$90,000	0.38%	$148,000	0.42%
Reverse repurchase agreements	46,213	2.02%	48,125	1.94%
Subordinated debentures	69,353	5.35%	69,263	5.35%
Total borrowings	$205,566	2.43%	$265,388	1.98%

Weighted average cost of borrowings during the quarter	3.06%		2.28%
Borrowings as a percent of total assets	5.5%		9.5%

Stockholders’ Equity.  Total stockholders’ equity was $450 million as of September 30, 2016, an increase from $299 million at December 31, 2015. The current year increase of $151 million in stockholders’ equity was primarily related to equity consideration of $119 million associated with the acquisition of SCAF, and net income for the first nine months of 2016 of $28.2 million.

Our book value per share increased to $16.27 at September 30, 2016 from $13.86 at December 31, 2015. At September 30, 2016, the Company’s tangible common equity to tangible assets ratio was 9.28%, an increase from 8.82% at December 31, 2015.

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

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
GAAP Reconciliation
(dollars in thousands)

	September 30,	December 31,
	2016	2015
Total stockholders’ equity	$449,965	$298,980
Less: Intangible assets	(111,915)	(58,002)
Tangible common equity	$338,050	$240,978

Total assets	$3,754,831	$2,790,646
Less: Intangible assets	(111,915)	(58,002)
Tangible assets	$3,642,916	$2,732,644

Tangible common equity ratio	9.28%	8.82%

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

Our primary sources of funds generated during the first nine months of 2016 were from:

•	Proceeds from the sale or maturity of securities available for sale of $230 million;

•	Proceeds of $83 million from the sale and principal payments on loans held for sale; and

•	Net increase of $228 million in deposit accounts.

We used these funds to:

•	Purchase and originate loans held for investment of $370 million; and

•	Reduce borrowings by $61 million.

Our most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on our operating, lending and investing activities during any given period. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. At September 30, 2016, cash and cash equivalents totaled $104 million and the market value of our investment securities available for sale totaled $313 million. If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve’s lending programs and loan sales. As of September 30, 2016, the maximum amount we could borrow through the FHLB was $1.62 billion, of which $513 million was available for borrowing based on collateral pledged of $587 million in real estate loans. At September 30, 2016, we had $90 million in FHLB borrowings against that available balance. At September 30, 2016, we also had unsecured lines of credit aggregating $176 million, which consisted of $123 million with other financial institutions from which to draw funds and $3.3 million with the Federal Reserve

Bank and one reverse repo line with a correspondent bank of $50 million. For the quarter ended September 30, 2016, our average liquidity ratio was 12.55%, which is above the Company's policy of 10.0%. The Company regularly models liquidity stress scenarios to ensure that adequate liquidity is available and has contingency funding plans in place which are reviewed and tested on a regular basis.

To the extent that 2016 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 15% of total deposits, as a secondary source for funding. At September 30, 2016, we had $188 million in brokered time deposits, which constituted 6.1% of total deposits at that date.

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

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	September 30, 2016
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Contractual obligations
FHLB advances	$90,000	$—	$—	$—	$90,000
Other borrowings	17,713	28,500	—	—	46,213
Subordinated debentures	—	—	—	69,353	69,353
Certificates of deposit	441,804	126,607	3,118	686	572,215
Operating leases	4,102	5,924	1,437	264	11,727
Total contractual cash obligations	$553,619	$161,031	$4,555	$70,303	$789,508

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed. Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. As of September 30, 2016, we had commitments to extend credit on existing lines and letters of credit of $576 million, compared to $415 million at December 31, 2015 and $382 million at September 30, 2015.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	September 30, 2016
	Less than 1 year	1 - 5 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Other commitments
Commercial and industrial	$262,208	$57,098	$4,339	$15,143	$338,788
Construction	89,943	94,504	—	798	185,245
Home equity lines of credit	706	4,913	2,523	15,224	23,366
Standby letters of credit	12,405	—	—	—	12,405
All other	8,885	3,058	—	4,473	16,416
Total other commitments	$374,147	$159,573	$6,862	$35,638	$576,220

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

Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At September 30, 2016, the Company and Bank are in compliance with the capital conservation buffer requirement. The capital conservation buffer will increase by 0.625% each year through 2019, at which point, the common equity tier 1, tier 1 and total capital ratio minimums inclusive of the capital conservation buffer will be 7.0%, 8.5% and 10.5%, respectively.

As defined in applicable regulations and set forth in the table below, the Company and the Bank continue to exceed the “well capitalized” standards at the dates indicated:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At September 30, 2016
Leverage Ratio
Bank	$396,401	11.03%	$143,780	4.00%	$179,725	5.00%
Consolidated	$352,347	9.80%	$143,878	4.00%	N/A	N/A

Common Equity Tier 1 to Risk-Weighted Assets
Bank	$396,401	12.07%	$147,790	4.50%	$213,474	6.50%
Consolidated	$342,395	10.42%	$147,898	4.50%	N/A	N/A

Tier 1 Capital to Risk-Weighted Assets
Bank	$396,401	12.07%	$197,053	6.00%	$262,738	8.00%
Consolidated	$352,347	10.72%	$197,198	6.00%	N/A	N/A

Total Capital to Risk-Weighted Assets
Bank	$419,317	12.77%	$262,738	8.00%	$328,422	10.00%
Consolidated	$434,307	13.21%	$262,930	8.00%	N/A	N/A
At December 31, 2015
Leverage Ratio
Bank	$304,442	11.41%	$106,684	4.00%	$133,354	5.00%
Consolidated	$254,280	9.52%	$106,886	4.00%	N/A	N/A

Common Equity Tier 1 to Risk-Weighted Assets
Bank	$304,442	12.35%	$110,954	4.50%	$160,267	6.50%
Consolidated	$245,224	9.91%	$111,336	4.50%	N/A	N/A

Tier 1 Capital to Risk-Weighted Assets
Bank	$304,442	12.35%	$147,938	6.00%	$197,251	8.00%
Consolidated	$254,280	10.28%	$148,448	6.00%	N/A	N/A

Total Capital to Risk-Weighted Assets
Bank	$322,361	13.07%	$197,251	8.00%	$246,561	10.00%
Consolidated	$332,200	13.43%	$197,931	8.00%	N/A	N/A

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2012, the board of directors authorized its second stock repurchase program. Under the repurchase program, management is authorized to repurchase up to 1,000,000 shares of the Company’s common stock. The program may be limited or terminated at any time without prior notice. The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the third quarter of 2016.

Month of Purchase	Total Number of shares purchased/ returned	Average price paid per share	Total number of shares repurchased as part of the publicly announced program	Maximum number of shares that may yet be purchased under the program at end of month
June-2016	—	—	—	762,545
July-2016	—	—	—	762,545
August-2016	—	—	—	762,545
September-2016	—	—	—	762,545
Total/Average	—	—	—	762,545

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

PACIFIC PREMIER BANCORP, INC.,

November 9, 2016	By:	/s/ Steve Gardner
Date		Steve Gardner
Chairman and Chief Executive Officer
(principal executive officer)

November 9, 2016	By:	/s/ Ronald J. Nicolas, Jr.
Date		Ronald J. Nicolas, Jr.
Sr. Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document