Form 10-K
period 2016-12-31
PACIFIC PREMIER BANCORP INC
filed 2017-03-16
CIK 1028918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [__] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, was approximately $648,772,344 and was based upon the last sales price as quoted on the NASDAQ Stock Market as of June 30, 2016, the last business day of the most recently completed second fiscal quarter.

As of March 15, 2017, the Registrant had 27,909,025 shares outstanding.

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

We primarily conduct business throughout California from our 15 full-service depository branches in the counties of Orange, Riverside, San Bernardino and San Diego. These depository branches are located in the cities of Corona, Encinitas, Huntington Beach, Irvine, Los Alamitos, Murrieta, Newport Beach, Palm Desert (2), Palm Springs, Redlands, Riverside, San Bernardino (2), and San Diego, California. Our corporate headquarters are located in Irvine, California.

We provide banking services within our targeted markets in California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations. Additionally, we provide certain banking services nationwide. We provide customized cash management, electronic banking services and credit facilities to Home Owners’ Associations (“HOA”) and HOA management companies nationwide. We provide U.S. Small Business Administration (“SBA”) loans nationwide, which provide entrepreneurs and small business owners access to loans needed for working capital and continued growth. In addition, we offer loans and other services nationwide to franchisees in the quick service restaurant ("QSR") industry.

Through our branches and our Internet website at www.ppbi.com, we offer a broad array of deposit products and services, including checking, money market and savings accounts, cash management services, electronic banking services, and on-line bill payment.  We also offer a wide array of loan products, such as commercial business loans, lines of credit, SBA loans, commercial real estate loans, residential home loans, construction loans and consumer loans.  At December 31, 2016, we had consolidated total assets of $4.0 billion, net

INDEX

loans of $3.2 billion, total deposits of $3.1 billion, and consolidated total stockholders’ equity of $460 million.  At December 31, 2016, the Bank was considered a “well-capitalized” financial institution for regulatory capital purposes.

The Corporation's common stock is traded on the NASDAQ Global Select Market under the ticker symbol “PPBI.”  There are 100 million authorized shares of the Corporation’s common stock, with approximately 27.8 million shares outstanding as of December 31, 2016. The Corporation has an additional 1.0 million authorized shares of preferred stock, none of which have been issued to date.

Our executive offices are located at 17901 Von Karman Avenue, Suite 1200, Irvine, California 92614 and our telephone number is (949) 864-8000.  Our Internet website address is www.ppbi.com.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, from 2012 to present that have been filed with the SEC are available free of charge on our Internet website.  Also on our website are our Code of Business Conduct, Insider Trading and Beneficial Ownership forms, and Corporate Governance Policy.  The information contained in our website or in any websites linked by our website is not a part of this Annual Report on Form 10-K.

Recent Developments

Pending Acquisition of Heritage Oaks Bancorp.—On December 13, 2016, the Corporation announced that it had entered into an Agreement and Plan of Reorganization to acquire Heritage Oaks Bancorp, a California corporation ("HEOP"), and its wholly-owned bank subsidiary, Heritage Oaks Bank, a California-chartered commercial bank ("Heritage Oaks Bank"). At December 31, 2016, HEOP had $2.0 billion in total assets, $1.4 billion in loans and $1.7 billion in total deposits. Heritage Oaks Bank has twelve (12) branches located in San Luis Obispo and Santa Barbara Counties, California and a loan production office in Ventura County, California. Upon consummation of the acquisition, holders of HEOP common stock will have the right to receive 0.3471 shares of the Corporation's common stock for each share of HEOP common stock they own. Based on a $33.65 closing price of the Corporation's common stock on December 12, 2016, the aggregate merger consideration is payable to HEOP's shareholders approximately $402 million. The acquisition is expected to close late in the first quarter of 2017, subject to satisfaction of customary closing conditions, including regulatory approvals and approval of HEOP’s and the Corporation’s shareholders.

Our Strategic Plan

Our strategic plan is focused on generating organic growth through our high performing sales culture.  Additionally, we seek to grow through mergers and acquisitions of California-based banks and the acquisition of lines of business that complement our business banking strategy.

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

•
Expansion through Acquisitions.  Our acquisition strategy is twofold; first we seek to acquire whole banks within the State of California to expand geographically and/or to consolidate in our existing markets, and second we seek to acquire lines of business that will complement our existing business banking strategy.  We have completed seven acquisitions since 2010: Canyon National Bank (“CNB”) (FDIC-assisted, geographic expansion, closed February 2011), Palm Desert National Bank (“PDNB”) (FDIC-assisted, in market consolidation, closed April 2012), First Associations Bank (“FAB”) (open bank, nationwide HOA line of business, closed March 2013), San Diego Trust Bank

INDEX

(“SDTB”) (open bank, geographic expansion, closed June 2013), Infinity Franchise Holdings, LLC and Infinity Franchise Capital (collectively, "Infinity") (nationwide lender to franchisees in the QSR industry, closed January 2014), Independence Bank ("IDPK") (open bank, geographic expansion, closed January 2015), and Security Bank of California ("SCAF") (open bank, geographic expansion, closed January 2016). We will continue to pursue acquisitions of open banks and other non-depository businesses that meet our criteria, though there can be no assurances that we will identify or consummate any such acquisitions, and if we do, that any or all of those acquisitions will produce the intended results.

Lending Activities

General.  In 2016, we maintained our commitment to a high level of credit quality in our lending activities.  Our core lending business continues to focus on meeting the financial needs of local businesses and their owners.  To that end, the Company offers a full complement of flexible and structured loan products tailored to meet the diverse needs of our customers.

During 2016, we made or purchased loans to borrowers secured by real property and business assets located principally in California, our primary market area.  We made select loans, primarily QSR franchise loans, SBA guaranteed loans and loans to HOAs, throughout the United States.  We emphasize relationship lending and focus on generating loans with customers who also maintain full depository relationships with us.  These efforts assist us in establishing and expanding depository relationships consistent with the Company’s strategic direction.  We maintain an internal lending limit below our $134 million legal lending limit for secured loans and $80.2 million for unsecured loans as of December 31, 2016. At December 31, 2016, the Bank's largest aggregate outstanding balance of loans-to-one borrower was $32.9 million of secured credit.  Historically, we have managed loan concentrations by selling certain loans, primarily commercial non-owner occupied CRE and multi-family residential loan production.  In recent periods we have also focused on selling the guaranteed portion of SBA loans due to the attractive premiums in the market which gains on sale increase our noninterest income.  Other types of loan sales remain a strategic option for us.

During 2016, we originated $1.26 billion of loans and loan commitments, including $216 million of commercial and industrial (“C&I”) loans, $205 million of franchise loans, $284 million of construction loans, $167 million of non-owner occupied CRE loans, $139 million of SBA loans, $102 million of multi-family real estate loans, $119 million of owner occupied CRE loans, and $25.9 million of single family real estate loans and other loans. During the same period, we purchased $727 million of loans including $456 million acquired from SCAF.  At December 31, 2016, we had $3.25 billion in total gross loans outstanding.

Commercial and Industrial Lending.  We originate C&I loans secured by business assets including inventory, receivables, and machinery and equipment to businesses located in our primary market area.  Loan types include revolving lines of credit, term loans, seasonal loans and loans secured by liquid collateral such as cash deposits or marketable securities.  HOA credit facilities are included in C&I loans. We also issue letters of credit on behalf of our customers, backed by loans or deposits with the Company.  At December 31, 2016, C&I loans totaled $563 million, constituting 17.4% of our gross loans. At December 31, 2016, we had commitments to extend additional credit on C&I loans of $332 million.

Franchise Lending. We originate C&I loans to franchises in the QSR industry nationwide, including financing for equipment, real estate, new store development, remodeling, refinancing, acquisition and partnership restructuring. At December 31, 2016, Franchise loans totaled $459 million, constituting 14.1% of our gross loans.

Commercial Owner-Occupied Business Lending.  We originate and purchase loans secured by owner-occupied CRE, such as small office and light industrial buildings, and mixed-use commercial properties located predominantly in California.  We also make loans secured by special purpose properties, such as gas stations and churches.  Pursuant to our underwriting policies, owner-occupied CRE loans may be made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the collateral property.  Loans are generally made for

INDEX

terms up to 25 years with amortization periods up to 25 years.  At December 31, 2016, we had $455 million of owner-occupied CRE secured loans, constituting 14.0% of our gross loans.

SBA Lending.  We are approved to originate loans under the SBA’s Preferred Lenders Program (“PLP”).  The PLP lending status affords us a higher level of delegated credit autonomy, translating to a significantly shorter turnaround time from application to funding, which is critical to our marketing efforts.  We originate loans nationwide under the SBA’s 7(a), SBAExpress, International Trade and 504 loan programs, in conformity with SBA underwriting and documentation standards.  The guaranteed portion of the 7(a) loans is typically sold on the secondary market.  At December 31, 2016, we had $96.7 million of SBA loans, constituting 3.0% of our gross loans.

Warehouse Repurchase Facilities.  In 2015, we provided warehouse repurchase facilities for qualified mortgage bankers operating principally in California.  These facilities provided short-term funding for one-to-four family mortgage loans via a mechanism whereby the mortgage banker sold us closed loans on an interim basis, to be repurchased in conjunction with the sale of each loan on the secondary market.  We carefully underwrote and monitored the financial strength and performance of all counterparties to the transactions, including the mortgage bankers, secondary market participants and closing agents.  We generally purchased only conforming/conventional (Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”)) and government guaranteed (Federal Housing Administration (“FHA”), Veterans Administration (“VA”) and U.S. Department of Agriculture (“USDA”)) credits, and only after due diligence that we believed was thorough and sophisticated. We notified our borrowers that we will no longer provide funding under the repurchase facilities after March 15, 2016, and at December 31, 2016, we had no warehouse loans.

Commercial Non-Owner Occupied Real Estate Lending.  We originate and purchase loans that are secured by CRE, such as retail centers, small office and light industrial buildings, and mixed-use commercial properties that are not occupied by the borrower and are located predominantly in California.  We also make loans secured by special purpose properties, such as hotels and self-storage facilities.  Pursuant to our underwriting practices, non-owner occupied CRE loans may be made in amounts up to 75% of the lesser of the appraised value or the purchase price of the collateral property.  We consider the net operating income of the property and typically require a stabilized debt service coverage ratio of at least 1.20:1, based on the qualifying loan interest rate.  Loans are generally made for terms from 10 years up to 25 years, with amortization periods up to 25 years.  At December 31, 2016, we had $587 million of non-owner occupied CRE secured loans, constituting 18.1% of our gross loans.

Multi-family Residential Lending.  We originate and purchase loans secured by multi-family residential properties (five units and greater) located predominantly in California.  Pursuant to our underwriting practices, multi-family residential loans may be made in an amount up to 75% of the lesser of the appraised value or the purchase price of the collateral property.  In addition, we generally require a stabilized minimum debt service coverage ratio of at least 1.15:1, based on the qualifying loan interest rate.  Loans are made for terms of up to 30 years with amortization periods up to 30 years.  At December 31, 2016, we had $691 million of multi-family real estate secured loans, constituting 21.3% of our gross loans.

One-to-Four Family Real Estate Lending.  Although we do not originate first lien single family mortgages, we occasionally purchase such loans to diversify our portfolio.  Our portfolio of one-to-four family loans at December 31, 2016 totaled $100 million, constituting 3.1% of our gross loans, of which $85.4 million consists of loans secured by first liens on real estate and $15.1 million consists of loans secured by second or junior liens on real estate.

Construction Lending.  We originate loans for the construction of 1-4 family and multi-family residences and CRE properties in our market area.  We concentrate our efforts on single homes and very small infill projects in established neighborhoods where there is not abundant land available for development.  Pursuant to our underwriting practices, construction loans may be made in an amount up to the lesser of 80% of the completed value of or 85% of the cost to build the collateral property.  Loans are made solely for the term of construction,

INDEX

generally less than 24 months.  We require that the owner’s equity is injected prior to the funding of the loan.  At December 31, 2016, construction loans totaled $269 million, constituting 8.3% of our gross loans, and had commitments to extend additional construction credit of $200 million.

Land Loans.  We occasionally originate land loans located predominantly in California for the purpose of facilitating the ultimate construction of a home or commercial building.  We do not originate loans to facilitate the holding of land for speculative purposes.  At December 31, 2016, land loans totaled $19.8 million, constituting 0.6% of our gross loans.

Other Loans.  We originate a limited number of consumer loans, generally for banking customers only, which consist primarily of home equity lines of credit, savings account secured loans and auto loans.  Before we make a consumer loan, we assess the applicant’s ability to repay the loan and, if applicable, the value of the collateral securing the loan.  At December 31, 2016, we had $4.1 million in other loans that represented 0.1% of our gross loans.

Sources of Funds

General.  Deposits, loan repayments and prepayments, and cash flows generated from operations and borrowings are the primary sources of the Company’s funds for use in lending, investing and other general purposes.

Deposits.  Deposits represent our primary source of funds for our lending and investing activities.  The Company offers a variety of deposit accounts with a range of interest rates and terms.  The deposit accounts are offered through our 15 branch network in California and nationwide through our HOA Banking unit located in Irvine, California.  The Company’s deposits consist of checking accounts, money market accounts, passbook savings, and certificates of deposit.  Total deposits at December 31, 2016 were $3.1 billion, compared to $2.2 billion at December 31, 2015.  At December 31, 2016, certificates of deposit constituted 18.3% of total deposits, compared to 23.7% at the year-end 2015.  The terms of the fixed-rate certificates of deposit offered by the Company vary from three months to five years.  Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors.  The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  At December 31, 2016, we had $477 million of certificate of deposit accounts maturing in one year or less.

We primarily rely on customer service, sales and marketing efforts, business development, cross-selling of deposit products to loan customers, and long-standing relationships with customers to attract and retain local deposits.  However, market interest rates and rates offered by competing financial institutions significantly affect the Company’s ability to attract and retain deposits.  Additionally, from time to time, we will utilize both wholesale and brokered deposits to supplement our generation of deposits from businesses and consumers.  At December 31, 2016, we had $199 million in brokered deposits that were raised to help lengthen the overall maturity of our liabilities and support our interest rate risk management strategies.  The brokered deposits had a weighted average maturity of 6 months and an all-in cost of 77 basis points.

    Subsidiaries

At December 31, 2016, we had two operating subsidiaries, the Bank, a wholly-owned consolidated subsidiary with no subsidiaries of its own, and PPBI Trust I (the "Trust"), which is a wholly-owned special purpose entity accounted for using the equity method under which the subsidiaries’ net earnings are recognized in our operations and the investment in the Trust is included in other assets on our consolidated statements of financial condition.

INDEX

    Personnel

As of December 31, 2016, we had 444 full-time employees and four part-time employees.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be satisfactory.

    Competition

We consider our Bank to be a community bank focused on the commercial banking business, with our primary market encompassing California.  To a lesser extent, we also compete in several broader regional and national markets through our HOA Banking, SBA, Franchise Lending and Income Property lines of business.

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

The banking business is dominated by a relatively small number of major banks with many offices operating over a wide geographical area.  These banks have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their resources to regions of highest yield and demand.  Many of the major banks operating in our primary market area offer certain services that we do not offer directly but may offer indirectly through correspondent institutions.  By virtue of their greater total capitalization, the major banks also have substantially higher lending limits than us.

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

We work to anticipate and adapt to competitive conditions, whether developing and marketing innovative products and services, adopting or developing new technologies that differentiate our products and services, or providing highly personalized banking services.  We strive to distinguish ourselves from other community banks and financial services providers in our marketplace by providing a high level of service to enhance customer loyalty and to attract and retain business.  However, no assurances can be given that our efforts to compete in our market areas will continue to be successful.

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

Many aspects of the Dodd-Frank Act continue to be subject to rulemaking and have yet to take effect, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry generally.  Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

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

INDEX

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

Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) may face constraints on its ability to pay dividends, effect equity repurchases and pay discretionary bonuses to executive officers, which constraints vary based on the amount of the shortfall. The capital conservation buffer requirement began to be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, and will increase each year until fully implemented at 2.5% on January 1, 2019.

The Dodd-Frank Act excludes trust preferred securities issued after May 19, 2010, from being included in Tier 1 capital, unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, such as the Corporation. The trust preferred securities issued by our unconsolidated subsidiary capital trust qualify as Tier 1 capital up to a maximum limit of 25% of total Tier 1 capital. Any additional portion of our trust preferred securities would qualify as “Tier 2 capital.” As of December 31, 2016, the subsidiary trust PPBI Trust I had $10.3 million in trust preferred securities outstanding, of which $10.0 million qualifies as Tier 1 capital and $60 million in subordinated notes that qualifies as Tier 2 capital. Also, goodwill and most intangible assets are deducted from Tier 1 capital. For purposes of applicable the total risk-based capital regulatory guidelines, Tier 2 capital (sometimes referred to as “supplementary capital”) is defined to include, subject to limitations: perpetual preferred stock not included in Tier 1 capital, intermediate-term preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, allowances for loan and lease losses, and intermediate-term subordinated debt instruments. The maximum amount of qualifying Tier 2 capital is 100% of qualifying Tier 1 capital. For purposes of determining total capital under federal guidelines, total capital equals Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions.

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

INDEX

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

Basel III became applicable to the Corporation and the Bank on January 1, 2015. Overall, the Corporation believes that implementation of the Basel III Rule has not had and will not have a material adverse effect on the Corporation’s or the Bank’s capital ratios, earnings, shareholder’s equity, or its ability to pay dividends, effect stock repurchases or pay discretionary bonuses to executive officers.

Prompt Corrective Action Regulations. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Federal banking regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under regulations effective through December 31, 2016, the Bank was “well capitalized”, which means it had a common equity Tier 1 capital ratio of 6.5% or higher; a Tier I risk-based capital ratio of 8.0% or higher; a total risk-based capital ratio of 10.0% or higher; a leverage ratio of 5.0% or higher; and was not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure.

As noted above, Basel III integrates the new capital requirements into the prompt corrective action category definitions.  The following capital requirements became effective to the Corporation for purposes of Section 38 of the FDIA on January 1, 2015.

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
As of December 31, 2016, the Bank was “well capitalized” according to the guidelines as generally discussed above. As of December 31, 2016, the Corporation had a consolidated ratio of 12.77% of total capital to

INDEX

risk-weighted assets, a consolidated ratio of 10.45% of Tier 1 capital to risk-weighted assets, and a consolidated ratio of 10.17% of common equity Tier 1 capital and the Bank had a ratio of 12.34% of total capital to risk-weighted assets, a ratio of 11.70% of common equity Tier 1 capital and a ratio of 11.70% of Tier 1 capital to risk-weighted assets.

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

The Bank’s ability to pay dividends to the Corporation is subject to restrictions set forth in the Financial Code.  The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of a bank’s (1) retained earnings; or (2) net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period.  However, a bank may, with the approval of the DBO, make a distribution to its stockholders in

INDEX

an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year.  In the event that bank regulators determine that the stockholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the regulators may order the bank to refrain from making a proposed distribution.  The payment of dividends could, depending on the financial condition of the Bank, be deemed to constitute an unsafe or unsound practice.  Under these provisions, the amount available for distribution from the Bank to the Corporation was approximately $93.1 million at December 31, 2016.

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

The Dodd-Frank Act changes the way that deposit insurance premiums are calculated.  The assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity.  The Dodd-Frank Act also increases the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits by 2020, eliminates the upper limit for the reserve ratio designated by the FDIC each year, and eliminates the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  Continued action by the FDIC to replenish the DIF, as well as the changes contained in the Dodd Frank Act, may result in higher assessment rates, which could reduce our profitability or otherwise negatively impact our operations.  Based on the current FDIC insurance assessment methodology, our FDIC insurance premium expense was $1.5 million for 2016, $1.4 million for 2015 and $1.0 million in 2014.

Transactions with Related Parties.  Depository institutions are subject to the restrictions contained in the Federal Reserve Act (the “FRA”) with respect to loans to directors, executive officers and principal stockholders.  Under the FRA, loans to directors, executive officers and stockholders who own more than 10% of a depository institution and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution’s loans-to-one-borrower limit as discussed in the above section.  Federal regulations also prohibit loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution.  Any “interested” director may not participate in the voting.  The prescribed loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus up to $500,000.  The Federal Reserve also requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to non-executive employees of the bank and must not involve more than the normal risk of repayment.  There are additional limits on the amount a bank can loan to an executive officer.

INDEX

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

Safety and Soundness Standards.  The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired.  The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees and benefits.

In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves.  These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating.  Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.

Loans-to-One Borrower.  Under California law, our ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus.  At December 31, 2016, the Bank’s limit on aggregate secured loans-to-one-borrower was $134 million and unsecured loans-to-one borrower was $80.2 million.  The Bank has established internal loan limits which are lower than the legal lending limits for a California bank.

Community Reinvestment Act and the Fair Lending Laws.  The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and CRA activities.  The CRA generally requires the federal banking regulators to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods.  In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.  A bank’s compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution’s lending, service and investment performance,

INDEX

resulting in a rating by the appropriate bank regulator of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.”  Based on its last CRA examination, the Bank received a “satisfactory” rating.

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

USA Patriot Act.  Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the USA Patriot Act or the Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities.  The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers.  The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulation cannot be predicted with certainty.

Consumer Laws and Regulations.  The Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks.  These laws include, among others: Truth in Lending Act; Truth in Savings Act; Electronic Funds Transfer Act; Expedited Funds Availability Act; Equal Credit Opportunity Act; Fair and Accurate Credit Transactions Act; Fair Housing Act; Fair Credit Reporting Act; Fair Debt Collection Act; Home Mortgage Disclosure Act; Real Estate Settlement Procedures Act; laws regarding unfair and deceptive acts and practices; and usury laws.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers.  The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.  Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above.  Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general, and civil or criminal liability.

Pursuant to the Dodd-Frank Act, the Consumer Financial Protection Bureau (the "CFPB") has broad authority to regulate and supervise the retail consumer financial products and services activities of banks and various non-bank providers.  The CFPB has authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services.  In general, however, banks with assets of $10.0 billion or less, such as the Bank, will continue to be examined for consumer compliance by their primary federal banking regulator.  The creation of the CFPB by the Dodd-Frank Act has led to, and is likely to continue to lead to, enhanced and strengthened enforcement of consumer financial protection laws.

In addition, federal law currently contains extensive customer privacy protection provisions.  Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic

INDEX

personal financial information.  These provisions also provide that, except for certain limited exceptions, a financial institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure.

    Federal and State Taxation

The Corporation and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions.  The Company has not been audited by the IRS.  For its 2016, 2015 and 2014 tax years, the Company was subject to a maximum federal income tax rate of 35.00% and California state income tax rate of 10.84%.

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

From December 2007 through June 2009, the U.S. economy was in recession. Although the economy continues to improve, financial stress on borrowers as a result of an uncertain future economic environment could have an adverse effect on the Company’s borrowers and their ability to repay their loans to us, which could adversely affect the Company’s business, financial condition and results of operations.  A weakening of these conditions in the markets in which we operate would likely have an adverse effect on us and others in the financial institutions industry.  For example, deterioration in economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses ("ALLL").  We may also face the following risks in connection with these events:

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

•
Sustained weakness in our markets may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.

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

INDEX

As these conditions or similar ones exist or worsen, we could experience adverse effects on our business, financial condition and results of operations.

Our business is subject to various lending and other economic risks that could adversely impact our results of operations and financial condition.

There was significant disruption and volatility in the financial and capital markets in 2008 and 2009.  The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or require government intervention to avoid failure.  These conditions were largely the result of the erosion of the U.S. and global credit markets, including a significant and rapid deterioration in the mortgage lending and related real estate markets.  While economic conditions have improved, there can be no assurance that the economic conditions that adversely affected the financial services industry, and the capital, credit and real estate markets generally, will not deteriorate in the near or long term, in which case, we could experience losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.  If economic conditions were to deteriorate, particularly within our geographic region, it could result in the following additional consequences, any of which could have a material adverse effect on our business, results of operations and financial condition:

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

Our total nonperforming assets amounted to $1.6 million, or 0.04% of our total assets, at December 31, 2016, a decrease from $5.1 million or 0.18% at December 31, 2015.  We had $4.8 million of net loan charge-offs for 2016, and increase from $1.3 million in 2015.  Our provision for loan losses was $8.8 million in 2016, an increase from $6.4 million in 2015.  If increases in our nonperforming assets occur in the future, our net loan charge-offs and/or provision for loan losses may also increase which may have an adverse effect upon our future results of operations.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices.  These practices generally include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers and liquid asset verifications.  Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our ALLL.  Our allowance for probable incurred losses is based on analysis of the following:

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

INDEX

Although we maintain an ALLL at a level that we believe is adequate to absorb losses inherent in our loan portfolio, changes in economic, operating and other conditions, including a sharp decline in real estate values and changes in interest rates, which are beyond our control, may cause our actual loan losses to exceed our current allowance estimates.  If the actual loan losses exceed the amount reserved, it will adversely affect our financial condition and results of operations.

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

In our C&I and SBA lending activities, collectability of loans may be adversely affected by risks generally related to small and middle market businesses, such as:

•	Changes or weaknesses in specific industry segments, including weakness affecting the business’ customer base;

•	Changes in consumer behavior;

•	Changes in a business’ personnel;

•	Increases in supplier costs that cannot be passed along to customers;

•	Increases in operating expenses (including energy costs);

•	Changes in governmental rules, regulations and fiscal policies;

•	Increases in interest rates, tax rates; and

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

INDEX

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

Our business activities and credit exposure are concentrated in California.  Difficult economic conditions, including state and local government deficits, in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio.  In addition, demand for our products and services may decline.  Declines in the California real estate market could hurt our business, because the vast majority of our loans are secured by real estate located within California.  As of December 31, 2016, approximately 55% of our loans secured by real estate were located in California.  If real estate values were to decline, especially in California, the collateral for our loans provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.

Our level of credit risk could increase due to our focus on commercial lending and the concentration on small and middle market business customers with heightened vulnerability to economic conditions.

As of December 31, 2016, our commercial real estate loans amounted to $1.3 billion, or 40.0% of our total loan portfolio, and our commercial business loans amounted to $1.6 billion, or 48.5% of our total loan portfolio.  At such date, our largest outstanding commercial business loan was $32.9 million, our largest multiple borrower relationship was $43.7 million and our largest outstanding commercial real estate loan was $32.0 million.  Commercial real estate and commercial business loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers.  Commercial real estate and commercial business loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans.  Most of the Company’s commercial business loans are made to small business or middle market customers who may have a heightened vulnerability to economic conditions.  Moreover, a portion of these loans have been made or acquired by us in recent years and the borrowers may not have experienced a complete business or economic cycle.  Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our results of operations.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

Nonperforming assets adversely affect our net income in various ways. We generally do not record interest income on nonperforming loans or other real estate owned ("OREO"), which adversely affects our income.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss.  An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are

INDEX

appropriate in light of the ensuing risk profile.  While we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition.  In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.  There can be no assurance that we will not experience future increases in nonperforming assets.

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

At December 31, 2016, $381 million of our securities were classified as available-for-sale.  At such date, the aggregate net unrealized loss on our available-for-sale securities was $4.7 million.  We increase or decrease stockholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income/loss.  Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share.  This decrease will occur even though the securities are not sold.  In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be

INDEX

recovered over the life of the securities.  In the case of equity securities which have no stated maturity, the declines in fair value may or may not be recovered over time. As of December 31, 2016, the Company realized OTTI losses net of recoveries of $205,000.

At December 31, 2016, we had stock holdings in the FHLB of San Francisco totaling $14.4 million, $10.9 million in Federal Reserve Bank ("FRB") stock, and $12.0 million in other stock, all carried at cost.  The stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  For the year ended December 31, 2016, we did not recognize an impairment charge related to our stock holdings.  There can be no assurance that future negative changes to the financial condition of the issuers may require us to recognize an impairment charge with respect to such stock holdings.

Changes in the value of goodwill and intangible assets could reduce our earnings.

When the Company acquires a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the fair value of the net identifiable assets acquired. As of December 31, 2016, the Company had approximately $112 million of goodwill and intangible assets, which includes goodwill of approximately $102 million resulting from the acquisitions the Company has consummated since 2011. The Company accounts for goodwill and intangible assets in accordance with U.S. generally accepted accounting principles (“GAAP”), which, in general, requires that goodwill not be amortized, but rather that it is tested for impairment at least annually at the reporting unit level. Testing for impairment of goodwill and intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.  If we were to conclude that a future write-down of our goodwill or intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, results of operations or financial condition.

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

The Dodd-Frank Act, which was enacted in 2010, imposed significant regulatory and compliance changes.  The key provisions of the Dodd-Frank Act that have affected our operations include:

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

While several provisions of the Dodd-Frank Act became effective immediately upon its enactment and others have come into effect over the last few years, many provisions still require regulations to be promulgated by various federal agencies in order to be implemented.  Some of these regulations have been proposed by the applicable federal agencies but not yet finalized. It is not clear whether the executive order issued on February 3, 2017 by President Trump calling for his administration to review existing U.S. financial laws and regulations, including the Dodd-Frank Act, will result in material changes to the current laws and rules, or those that are in process, applicable to financial institutions and financial services or products like ours. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear.  The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.  These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.  Failure to comply with the new requirements or with any future changes in laws or regulations may negatively impact our results of operations and financial condition.

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

On March 15, 2013, we acquired FAB, which is exclusively focused on providing deposit and other services to HOAs and HOA management companies nationwide.  A majority of our HOA customers are also customers of the HOA management companies controlled by Associations, Inc. (“Associa”).  At December 31, 2016, approximately 44% of the HOA transaction deposits we held were derived from our relationship with Associa.  We will continue to rely on the relationship with Associa to solicit HOA deposits as deemed necessary.  If Associa or its HOA management companies lose some or all of their HOA customers, fall into financial or legal difficulty or elect to reduce the amount of HOA customers that it directs to us, it could have a material and adverse effect upon our business, including the decline or total loss of all of the deposits from the HOA management companies and the HOAs.  We cannot assure you that we would be able to replace the relationship with Associa and its HOA management companies if any of these events occurred, which could have a material and adverse impact

INDEX

on our business, financial condition and results of operations.  In connection with the closing of the FAB acquisition, we appointed John Carona to the boards of directors of the Company and the Bank.  Mr. Carona is the President and Chief Executive Officer of Associa.

Existing and potential acquisitions may disrupt our business and dilute stockholder value.

On December 13, 2017, we entered into an Agreement and Plan of Reorganization to acquire HEOP and its wholly-owned subsidiary, Heritage Oaks Bank.  The acquisition is expected to close late in the first quarter of 2017, subject to the satisfaction of customary closing conditions, including regulatory and shareholder approvals.

The success of the merger will depend on, among other things, our ability to realize the anticipated revenue enhancements and efficiencies and to combine the businesses of Pacific Premier and HEOP in a manner that does not materially disrupt the existing customer relationships of HEOP or result in decreased revenues resulting from any loss of customers and that permits growth opportunities to occur. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

Pacific Premier and HEOP have operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger.  Integration efforts between the two companies could also divert management attention and resources.

These integration matters could have an adverse effect on each of Pacific Premier and HEOP during the transition period and on the combined company following completion of the merger.

We continue to evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions on an ongoing basis.  As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time.  Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our stock’s tangible book value and net income per common share may occur in connection with any future transaction.  Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from recent or future acquisitions could have a material adverse effect on our financial condition and results of operations.

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

INDEX

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

We are dependent on our key personnel.

Our future operating results depend in large part on the continued services of our key personnel, including Steven R. Gardner, our Chairman, President and Chief Executive Officer, who developed and implemented our business strategy.  The loss of Mr. Gardner could have a negative impact on the success of our business strategy.  In addition, we rely upon the services of Edward Wilcox, President and Chief Banking Officer, and our ability to attract and retain highly skilled personnel.  We do not maintain key-man life insurance on any employee other than Mr. Gardner.  We cannot assure you that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.  The unexpected loss of services of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.  In addition, recent regulatory proposals and guidance relating to compensation may negatively impact our ability to retain and attract skilled personnel.

A natural disaster or recurring energy shortage, especially in California, could harm our business.

We are based in Irvine, California, and approximately 55% of our loans secured by real estate were located in California at December 31, 2016.  In addition, the computer systems that operate our Internet websites

INDEX

and some of their back-up systems are located in Irvine and San Diego, California.  Historically, California has been vulnerable to natural disasters.  Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides.  Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems.  A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, which is comprised substantially of real estate loans.  Uninsured or underinsured disasters may reduce borrowers’ ability to repay mortgage loans.  Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans.  California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those areas affected.  Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster.  The occurrence of natural disasters or energy shortages in California could have a material adverse effect on our business prospects, financial condition and results of operations.

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

INDEX

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

INDEX

ITEM 2.  PROPERTIES

Location			Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration
Corporate Headquarters:	17901 Von Karman, Suites 200, 500 & 1200	Irvine, CA 92614	Leased	2012	2020

Branch Office:	102 E. 6th St., Suite 100	Corona, CA 92879	Leased	2003	2018

Branch Office:	781 Garden View Court St., Suite 100	Encinitas, CA 92024	Leased	2013	2017

Branch Office:	19011 Magnolia Street	Huntington Beach, CA 92646	Owned (a) (b)	2005	2023

Branch Office:	4957 Katella Avenue, Suite B	Los Alamitos, CA 90720	Leased	2005	2020

Branch Office:	40723 Murrieta Hot Springs Road	Murrieta, CA 92562	Owned (a)	2016	2017

Branch Office:	4667 MacArthur Blvd.	Newport Beach, CA 92660	Leased	2005	2016

Branch Office:	73-745 El Paseo	Palm Desert, CA 92260	Leased	2012	2017

Branch Office:	78000 Fred Waring Drive	Palm Desert, CA 92211	Leased	2016	2019

Branch Office:	901 East Tahquitz Canyon Way	Palm Springs, CA 92262	Leased	2011	2018

Branch Office:	201 East State Street	Redlands, CA 92373	Leased	2016	2019

Branch Office:	3403 Tenth St., Suite 100 and 830	Riverside, CA 92501	Leased	2016	2018

Branch Office:	1598 East Highland Avenue	San Bernardino, CA 92404	Leased	1986	2020

Branch Office:	306 West Second Street Suite 100	San Bernardino, CA 92401	Leased	2016	2018

Branch Office:	2550 Fifth St., Ste 1010	San Diego, CA 92103	Leased	2013	2018

HOA Office:	12001 N. Central Expressway, Ste 1165	Dallas, TX 75243	Leased	2013	2017

HOA Office:	300 Winding Brook Dr., 2nd Flr.	Glastonbury, CT 06033	Leased	2013	2018

Franchise Office:	123 Tice Blvd., #102	Woodcliff Lake, NJ 07675	Leased	2014	2019

(a) The building is owned, but the land is leased on a long-term basis.
(b) During 2016 we leased to one tenant approximately 1,000 square feet of the 9,937 square feet of our Huntington Beach branch for $2,750 per month.

All of our existing facilities are considered to be adequate for our present and anticipated future use.  In the opinion of management, all properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

The Corporation was named as a defendant in a lawsuit brought in California state court (San Luis Obispo County) entitled, Garfield v. Heritage Oaks Bancorp, et al.  This lawsuit was brought by Robert Garfield, a

INDEX

shareholder of HEOP, parent corporation of Heritage Oaks Bank.  Mr. Garfield is challenging the share price and other financial benefits to shareholders in the Corporation’s proposed acquisition of HEOP.  Mr. Garfield purports to bring this claim on behalf of a class of similarly-situated HEOP shareholders, although no class has yet been certified by the court.  The Corporation intends to file a demurrer seeking to dismiss the litigation.  Mr. Garfield does not articulate any damages in his complaint, but seeks the right to prevent the Corporation’s acquisition of HEOP (or in the alternative to rescind the Corporation’s acquisition of HEOP if it is consummated), as well as unspecified monetary damages, interest, and attorney’s fees and litigation costs.

The Corporation also was named as a defendant in a lawsuit brought in the U.S. District Court for the Central District of California entitled Parshall v. Heritage Oaks Bancorp, et al.  In relevant part, Mr. Parshall alleges that the Corporation, as a “control person” of HEOP, should be liable for what Mr. Parshall claims to be inadequate disclosures in the joint proxy statement/prospectus HEOP sent to its shareholders in connection with soliciting approval of the Corporation’s acquisition of HEOP.   Mr. Parshall purports to bring this claim on behalf of a class of similarly-situated HEOP shareholders, although no class has yet been certified by the court.  The Corporation intends to file a motion to dismiss the litigation.  Mr. Parshall does not articulate any monetary damages in his complaint, but seeks the right to prevent the Corporation’s acquisition of HEOP (or in the alternative rescind it if it does proceed), an order for an amended joint proxy statement/prospectus, a declaratory judgment that the defendants, including the Corporation, violated federal securities laws, and unspecified attorney's fees and litigation costs.

In addition to the lawsuits described above, the Company is involved in legal proceedings occurring in the ordinary course of business.  Management believes that neither the lawsuit described above nor any legal proceedings occurring in the ordinary course of business, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range by Quarters

The common stock of the Corporation has been publicly traded since 1997 and is currently traded on the NASDAQ Global Market under the symbol PPBI.

As of March 15, 2017, there were approximately 556 holders of record of our common stock.  The following table summarizes the range of the high and low closing sale prices per share of our common stock as quoted by the NASDAQ Global Select Market for the periods indicated.

INDEX

	Sale Price of Common Stock
	High	Low
2015
First Quarter	$16.90	$14.86
Second Quarter	17.35	15.54
Third Quarter	20.89	16.76
Fourth Quarter	23.80	20.21
2016
First Quarter	21.66	18.63
Second Quarter	25.07	20.32
Third Quarter	27.39	23.68
Fourth Quarter	35.85	24.75

Stock Performance Graph.  The graph below compares the performance of our common stock with that of the NASDAQ Composite Index (U.S. companies) and the NASDAQ Bank Stocks Index from December 31, 2010 through December 31, 2016.  The graph is based on an investment of $100 in our common stock at its closing price on December 31, 2010.  The Corporation has not paid any dividends on its common stock.

INDEX

Total Return to Stockholders
(Assumes $100 investment on 12/31/2011)

Total Return Analysis	12/31/2011	12/30/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Pacific Premier Bancorp, Inc.	$100.00	$161.51	$248.26	$273.34	$335.17	$557.57
NASDAQ Composite Index	100.00	115.91	160.32	181.8	192.21	206.63
NASDAQ Bank Stocks Index	100.00	115.79	160.83	165.4	176.36	238.13

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

INDEX

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain of our financial and statistical information at or for each of the years presented.  This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2016 and 2015, and for each of the years in the three-year period ended December 31, 2016 and related Notes to Consolidated Financial Statements contained in “Item 8.  Financial Statements and Supplementary Data.”

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Operating Data	(dollars in thousands, except per share data)
Interest income	$166,605	$118,356	$81,339	$63,800	$53,298
Interest expense	13,530	12,057	7,704	5,356	7,149
Net interest income	153,075	106,299	73,635	58,444	46,149
Provision for loan losses	8,776	6,425	4,684	1,860	751
Net interest income after provision for loans losses	144,299	99,874	68,951	56,584	45,398
Net gains from loan sales	9,539	7,970	6,300	3,228	628
Other noninterest income	10,045	6,471	7,077	5,583	11,593
Noninterest expense	98,565	73,591	54,993	50,815	31,854
Income before income tax	65,318	40,724	27,335	14,580	25,765
Income tax	25,215	15,209	10,719	5,587	9,989
Net income	$40,103	$25,515	$16,616	$8,993	$15,776
Share Data
Net income per share:
Basic	$1.49	$1.21	$0.97	$0.57	$1.49
Diluted	1.46	1.19	0.96	0.54	1.44
Weighted average common shares outstanding:
Basic	26,931,634	21,156,668	17,046,660	15,798,885	10,571,073
Diluted	27,439,159	21,488,698	17,343,977	16,609,954	10,984,034
Book value per share (basic)	$16.54	$13.90	$11.81	$10.52	$9.85
Book value per share (diluted)	16.78	13.78	11.73	10.44	9.75
Selected Balance Sheet Data
Total assets	$4,036,311	$2,789,599	$2,037,731	$1,714,187	$1,173,792
Securities and FHLB stock	426,832	312,207	218,705	271,539	95,313
Loans held for sale, net	7,711	8,565	—	3,147	3,681
Loans held for investment, net	3,220,317	2,236,998	1,616,422	1,231,923	974,213
Allowance for loan losses	21,296	17,317	12,200	8,200	7,994
Total deposits	3,145,485	2,195,123	1,630,826	1,306,286	904,768
Total borrowings	397,354	265,388	185,787	214,401	125,810
Total stockholders' equity	459,740	298,980	199,592	175,226	134,517
Performance Ratios
Return on average assets	1.11%	0.97%	0.91%	0.62%	1.52%
Return on average equity	9.37	9.31	8.76	5.61	16.34
Average equity to average assets	11.89	10.45	10.38	11.13	9.32
Equity to total assets at end of period	11.39	10.72	9.79	10.22	11.46
Average interest rate spread	4.22	4.01	4.01	3.99	4.40
Net interest margin	4.48	4.25	4.21	4.18	4.62
Efficiency ratio (1)	53.6	55.9	61.3	64.7	58.9
Average interest-earnings assets to average interest-bearing deposits and borrowings	166.42	149.17	145.45	147.58	121.00
Pacific Premier Bank Capital Ratios
Tier 1 leverage ratio	10.94%	11.41%	11.29%	10.03%	12.07%
Common equity tier 1 risk-based capital ratio	11.70	12.35	N/A	N/A	N/A
Tier 1 capital to total risk-weighted assets	11.70	12.35	12.72	12.34	12.99
Total capital to total risk-weighted assets	12.34	13.07	13.45	12.97	13.79
Pacific Premier Bancorp, Inc. Capital Ratios
Tier 1 leverage ratio	9.78%	9.52%	9.18%	10.29%	12.71%
Common equity tier 1 risk-based capital ratio	10.17	9.91	N/A	N/A	N/A
Tier 1 capital to total risk-weighted assets	10.45	10.28	10.30	12.54	13.61
Total capital to total risk-weighted assets	12.77	13.43	14.46	13.17	14.43
Asset Quality Ratios
Nonperforming loans, net, to gross loans	0.04%	0.18%	0.09%	0.18%	0.22%
Nonperforming assets, net as a percent of total assets	0.04	0.18	0.12	0.20	0.38
Net charge-offs to average total loans, net	0.17	0.06	0.05	0.16	0.16
Allowance for loan losses to gross loans at period end	0.66	0.77	0.75	0.66	0.81
Allowance for loan losses as a percent of nonperforming loans, gross at period end	1,866	436	845	364	362
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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company's financial condition, results of operation, liquidity and capital resources. This section should be read in conjunction with the disclosures regarding "Forward-Looking Statements" set forth in "Item I. Business-Forward Looking Statements", as well as the discussion set forth in "Item 8. Financial Statements and Supplementary Data," including the notes to consolidated financial statements.

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

Merger Agreement

On December 13, 2016, the Corporation announced that, on December 12, 2016, it had entered into an Agreement and Plan of Reorganization to acquire HEOP and its wholly-owned bank subsidiary, Heritage Oaks Bank, a California-chartered commercial bank. At December 31, 2016, HEOP had $2.0 billion in total assets, $1.4 billion in loans and $1.7 billion in total deposits. Heritage Oaks Bank has 12 branches located in San Luis Obispo and Santa Barbara Counties, California and a loan production office in Ventura County, California.

Upon consummation of the acquisition, holders of HEOP common stock will have the right to receive 0.3471 shares of the Corporation's common stock for each share of HEOP common stock they own. Based on a

INDEX

$33.65 closing price of the Corporation's common stock on December 12, 2016, the aggregate merger consideration payable to HEOP's shareholders is approximately $402 million.

The acquisition is expected to close late in the first quarter of 2017, subject to satisfaction of customary closing conditions, including regulatory approvals and approval of HEOP’s and the Corporation’s shareholders.

Critical Accounting Policies and Estimates

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements in Item 8 hereof.  The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements.  Certain accounting policies require management to make estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities; management considers these to be critical accounting policies.  The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at consolidated statements of financial condition dates and the Company’s results of operations for future reporting periods.

Allowance for Loan Losses

We consider the determination of ALLL to be among our critical accounting policies that require judicious estimates and assumptions in the preparation of the Company’s financial statements that is particularly susceptible to significant change.  The Company maintains an ALLL at a level deemed appropriate by management to provide for known or inherent risks in the portfolio at the consolidated statements of financial condition date.  The Company has implemented and adheres to an internal asset review system and loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover loan losses.  Management’s determination of the adequacy of ALLL is based on an evaluation of the composition of the portfolio, actual loss experience, industry charge-off experience on income property loans, current economic conditions, and other relevant factors in the areas in which the Company’s lending and real estate activities are based.  These factors may affect the borrowers’ ability to pay and the value of the underlying collateral.  The allowance is calculated by applying loss factors to loans held for investment according to loan program type and loan classification.  The loss factors are evaluated on a quarterly basis and established based primarily upon the Bank’s historical loss experience and, to a lesser extent, the industry charge-off experience.  Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL.  Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.  In the opinion of management, and in accordance with the credit loss allowance methodology, the present allowance is considered adequate to absorb estimable and probable credit losses.  Additions and reductions to the allowance are reflected in current operations.  Charge-offs to the allowance are made when specific assets are considered uncollectible or are transferred to OREO and the fair value of the property is less than the loan’s recorded investment.  Recoveries are credited to the allowance.

Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company’s control. For further information on the ALLL, see Notes 1 and 5 to the Consolidated Financial Statements in Item 8 hereof.

 Business Combinations

We account for acquisitions under the acquisition method.  All identifiable assets acquired and liabilities assumed are recorded at fair value.  Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. Identifiable intangible assets include core deposit intangibles, which have a definite life. Core deposit intangibles ("CDI") are subsequently amortized over the

INDEX

estimated life up to 10 years and are tested for impairment annually. Goodwill generated from business combinations is deemed to have an indefinite life and is not subject to amortization, and instead is tested for impairment at least annually.

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

Income Taxes

Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the asset liability method.  In estimating future tax consequences, all expected future events other than enactments of changes in the tax laws or rates are considered.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are to be recognized for temporary differences that will result in deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized. See also Note 14 of the Consolidated Financial Statements in Item 8 hereof this Form 10-K.

 Fair Value of Financial Instruments

We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available-for-sale are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a non-recurring basis, such as impaired loans and OREO. These non-recurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. Further, we include in Note 18 to the Consolidated Financial Statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. Additionally, for financial instruments not recorded at fair value we disclose the estimate of their fair value.

Operating Results

Overview.  The comparability of financial information is affected by our acquisitions.  On January 31, 2016 and January 26, 2015, the Company completed the acquisition of Security Bank (“SCAF") and Independence Bank (“IDPK”), respectively.

Non-GAAP Measurements

The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. The non-GAAP measures used in this Form 10-K include the following:

•	Tangible common equity: Total stockholders' equity is reduced by the amount of intangible assets.

INDEX

•
Tangible common equity amounts and ratios, tangible assets, and tangible book value per share: Given that the use of these measures is prevalent among banking regulators, investors and analysts, we disclose them in addition to equity-to-assets ratio, total assets, and book value per share, respectively.

	For the Years ended December 31,
	2016	2015	2014
Total stockholders' equity	$459,740	$298,980	$199,592
Less: Intangible assets	(111,941)	(58,002)	(28,564)
Tangible common equity	$347,799	$240,978	$171,028

Total assets	$4,036,311	$2,789,599	$2,037,731
Less: Intangible assets	(111,941)	(58,002)	(28,564)
Tangible assets	$3,924,370	$2,731,597	$2,009,167

Common Equity ratio	11.39%	10.72%	9.79%
Less: Intangible equity ratio	(2.53)	(1.90)	(1.28)
Tangible common equity ratio	8.86%	8.82%	8.51%

Basic shares outstanding	27,798,283	21,570,746	16,903,884

Book value per share	$16.54	$13.86	$11.81
Less: Intangible book value per share	(4.03)	(2.69)	(1.69)
Tangible book value per share	$12.51	$11.17	$10.12

Net Interest Income.  Our primary source of revenue is net interest income, which is the difference between the interest earned on loans, investment securities, and interest earning balances with financial institutions (“interest-earning assets”) and the interest paid on deposits and borrowings (“interest-bearing liabilities”).  Net interest margin is net interest income expressed as a percentage of average interest earning assets. Net interest income is affected by changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities.

For 2016, net interest income totaled $153 million, an increase of $46.8 million or 44.0% over 2015.  The increase reflected an increase in average interest-earning assets of $912 million and an increase in the average yield of 15 bps, resulting in an increase in the net interest margin of 23 bps to 4.48%. The 23 bps expansion in net interest margin was a result of the increase in the yield on earning assets coupled with a 6 bps decrease in the cost of interest bearing liabilities, as well as the $440 million increase in non-interest bearing deposits. The increase in interest-earning assets was primarily related to organic loan growth, the acquisition of SCAF in early 2016, and the purchase of $265 million of multifamily loans in 2016.

For 2015, net interest income totaled $106 million, an increase of $32.7 million or 44.4% over 2014.  The increase reflected an increase in average interest-earning assets of $752 million and an increase in the average yield of 8 bps, partially offset by an increase in interest-bearing liabilities of $474 million and 8 bps increase in the average cost of interest-bearing liabilities. The net interest margin expanded by 4 bps as a result of the yield on earning assets increasing by more than the increase in the cost of interest bearing liabilities, as well as the $231 million increase in non-interest bearing deposits. The increase in interest-earning assets was primarily related to our organic loan growth and our acquisition of Independence Bank in early 2015. The increase in interest-bearing liabilities was also due primarily to our acquisition of Independence Bank, as well as the impact of having $60 million of subordinated debt issued in August of 2014 at a fixed rate of 5.75% outstanding for a full year.

INDEX

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

	For the Years Ended December 31,
	2016			2015			2014
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)
Assets
Interest-earning assets:
Cash and cash equivalents	$180,185	$762	0.42%	$141,454	$310	0.22%	$81,290	$141	0.17%
Investment securities	334,283	7,908	2.37	299,767	6,949	2.32	244,854	5,447	2.22
Loans receivable, net (1)	2,900,379	157,935	5.45	2,061,788	111,097	5.39	1,424,727	75,751	5.32
Total interest-earning assets	3,414,847	166,605	4.88%	2,503,009	118,356	4.73%	1,750,871	81,339	4.65%
Noninterest-earning assets	184,354			118,536			76,680
Total assets	$3,599,201			$2,621,545			$1,827,551
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$176,508	$200	0.11%	$141,962	$165	0.12%	$134,056	$161	0.12%
Money market	1,003,861	3,641	0.36	696,747	2,426	0.35	469,123	1,443	0.31
Savings	98,224	151	0.15	88,247	141	0.16	75,068	110	0.15
Retail certificates of deposit	416,232	3,084	0.74	390,797	3,209	0.82	353,532	3,171	0.90
Wholesale/brokered certificates of deposit	180,209	1,315	0.73	102,950	689	0.67	23,801	152	0.64
Total interest-bearing deposits	1,875,034	8,391	0.45%	1,420,703	6,630	0.47%	1,055,580	5,037	0.48%
FHLB advances and other borrowings	107,546	1,295	1.20	188,032	1,490	0.79	117,694	1,124	0.96
Subordinated debentures	69,347	3,844	5.54	69,199	3,937	5.69	30,474	1,543	5.06
Total borrowings	176,893	5,139	2.91%	257,231	5,427	2.11%	148,168	2,667	1.80%
Total interest-bearing liabilities	2,051,927	13,530	0.66%	1,677,934	12,057	0.72%	1,203,748	7,704	0.64%
Noninterest-bearing deposits	1,086,791			646,931			415,983
Other liabilities	32,530			22,678			18,161
Total liabilities	3,171,248			2,347,543			1,637,892
Stockholders' equity	427,953			274,002			189,659
Total liabilities and equity	$3,599,201			$2,621,545			$1,827,551
Net interest income		$153,075			$106,299			$73,635
Net interest rate spread			4.22%			4.01%			4.01%
Net interest margin			4.48%			4.25%			4.21%
Ratio of interest-earning assets to interest-bearing liabilities			166.42%			149.17%			145.45%

(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees, unamortized discounts and premiums.

INDEX

Changes in our net interest income are a function of changes in both volumes and rates of interest-earning assets and interest-bearing liabilities.  The following table presents the impact the volume and rate changes have had on our net interest income for the years indicated.  For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•	Changes in volume (changes in volume multiplied by the prior period rate);

•	Changes in interest rates (changes in interest rates multiplied by the prior period volume); and

•	The change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

	Year Ended December 31, 2016 compared to Year Ended December 31, 2015 Increase (decrease) due to				Year Ended December 31, 2015 compared to Year Ended December 31, 2014 Increase (decrease) due to
	Volume	Days	Rate	Net	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$105	$2	$345	$452	$120	$49	$169
Investment securities	808	—	151	959	1,206	296	1,502
Loans receivable, net	45,168	432	1,238	46,838	34,213	1,133	35,346
Total interest-earning assets	46,081	434	1,734	48,249	35,539	1,478	37,017
Interest-bearing liabilities
Transaction accounts	1,196	11	53	1,260	803	215	1,018
Time deposits	753	12	(264)	501	943	(368)	575
FHLB advances and other borrowings	(787)	4	588	(195)	566	(200)	366
Subordinated debentures	4	—	(97)	(93)	2,091	303	2,394
Total interest-bearing liabilities	1,166	27	280	1,473	4,403	(50)	4,353
Changes in net interest income	$44,915	$407	$1,454	$46,776	$31,136	$1,528	$32,664

Provision for Loan Losses.  For 2016, we recorded an $8.8 million provision for loan losses compared to the $6.4 million recorded in 2015.  The $2.4 million increase in the provision for loan losses was primarily attributable to the growth in our loan portfolio during the year and, to a lesser extent, the change in our loan composition and net charge-offs.  Net loan charge-offs for 2016 amounted to $4.8 million, an increase from $1.3 million in 2015.

For 2015, we recorded a $6.4 million provision for loan losses compared to the $4.7 million recorded in 2014.  The $1.7 million increase in the provision for loan losses was primarily attributable to the growth in our loan portfolio during the year and, to a lesser extent, the change in our loan composition. Net loan charge-offs for 2015 amounted to $1.3 million, which increased from $684,000 in 2014.

Noninterest Income.  For 2016, non-interest income totaled $19.6 million, an increase of $5.1 million or 35.6% from 2015.  The increase was primarily related to an increase of $1.6 million on gain on sale of loans from $8.0 million in 2015 to $9.5 million in 2016.  During 2016, we sold $110 million of SBA loans at an overall premium of 8.3% and $2.6 million in commercial and industrial loans at an overall premium of 17.4%, compared to 2015 in which we sold $79.3 million of SBA loans at an overall premium of 9% and $69.1 million in commercial real estate and multifamily loans at an overall premium of 1%. Gain on sale of investments increased $1.5 million as the Bank sold a limited number of securities being sold during 2015. Deposit related fees and loan servicing fees grew by a combined $1.5 million in 2015, as growth in core transaction deposit accounts from both organic growth and the acquisition of SCAF contributed to the increase in deposit fees from $2.5 million in 2015 to $3.4 million in 2016 and loan servicing fees from $371,000 in 2015 to $1.0 million in 2016. Finally, other income increased

INDEX

$735,000 as the Bank saw higher recoveries of $1.7 million from pre-acquisition charge-offs, partially offset by a $641,000 decrease in other loans fees and asset write-offs of $366,000.

For 2015, non-interest income totaled $14.4 million, an increase of $1.1 million or 8.0% from 2014. The increase was primarily related to an increase of $1.7 million on gain on sale of loans from $6.3 million in 2014 to $8.0 million. During 2015, we sold $79.3 million of SBA loans at an overall premium of 9% and $69.1 million in commercial real estate and multifamily loans at an overall premium of 1%, compared to 2014 in which we sold $54.1 million in SBA loans at an overall premium of 10% and $37.5 million in commercial real estate and multifamily loans at an overall premium of 2.5%. The increase from gain-on-sale of loans was offset by a $1.3 million decline in gain on sale of investments, as the Bank sold a limited number of securities during 2015. Finally, deposit related fees grew by $723,000 or 40.0% in 2015, as growth in core transaction deposit accounts from both the acquisition of IDPK and organic growth contributed to the increase in deposit fees from $1.8 million in 2014 to $2.5 million in 2015.

	For the Years ended December 31,
	2016	2015	2014
NONINTEREST INCOME	(dollars in thousands)
Loan servicing fees	$1,032	$371	$307
Deposit fees	3,408	2,532	1,809
Net gain from sales of loans	9,539	7,970	6,300
Net gain from sales of investment securities	1,797	290	1,547
Other-than-temporary-impairment loss on investment securities	(205)	—	(29)
Other income	4,013	3,278	3,443
Total noninterest income	$19,584	$14,441	$13,377

Noninterest Expense.  For 2016, noninterest expense totaled $98.6 million, an increase of $25.0 million or 33.9% from 2015. The increase in noninterest expense was primarily due to higher compensation and benefits of $15.7 million, primarily related to an increase in staff from our acquisition of SCAF and internal growth in staff to support our growth. Occupancy expense grew by $2.0 million in 2016, mostly due to the acquisition of SCAF and the additional branches retained from the merger. Marketing expense grew by approximately $1.7 million in 2016, as the Company increased its investment in sponsorships and other marketing areas to support its continued efforts to organically grow its customer base. The remaining expense categories grew by $5.5 million or 21% in 2016, due to both a combination of expense growth related to the acquisition of SCAF and increased expenses to support the Company's organic growth in loans and deposits. The most significant increase in expense from these remaining categories is a $1.4 million increase in data processing and a $1.3 million increase in deposit related expenses, which include expenses such as lock box services, to support our continued growth in core transaction deposits. Merger-related expenses in 2016 reflect costs from both the SCAF merger in January 2016 as well as the pending acquisition of HEOP in the fourth quarter of 2016.

For 2015, noninterest expense totaled $73.6 million, an increase of $18.6 million or 33.8% from 2014. The increase in noninterest expense was primarily due to higher compensation and benefits of $9.4 million, primarily related to an increase in staff from our acquisition of IDPK and internal growth in staff to support our growth. In 2015, the Company experienced an increase in merger related expenses of $3.3 million, due to both the acquisition of IDPK and the pending merger with SCAF.  Occupancy expense grew by $1.5 million in 2015, mostly due to the acquisition of IDPK and the additional branches retained from the merger. Marketing expense grew by approximately $1.1 million, as the Company increased its investment in sponsorships and other marketing areas to support its continued efforts to organically grow its customer base. The remaining expense categories grew by $2.8 million or 16.7% in 2015, due to both a combination of expense growth related to the acquisition of IDPK and increased expenses to support the Company's organic growth in loans and deposits. The most significant increase in expense from these remaining categories is a $679,000 increase in deposit related expenses, which include expenses such as lock box services, to support our continued growth in core transaction deposits.

INDEX

Our efficiency ratio was 53.6% for 2016, compared to 55.9% for 2015 and 61.3% for 2014.  The improvement in the efficiency ratio in 2016 compared to 2015 was related to revenues growing faster than expenses, as the Company's growing asset size creates greater scale of efficiencies.

	For the Years ended December 31,
	2016	2015	2014
NONINTEREST EXPENSE	(dollars in thousands)
Compensation and benefits	$52,831	$37,108	$27,714
Premises and occupancy	9,838	7,810	6,335
Data processing and communications	4,261	2,816	2,570
Other real estate owned operations, net	367	121	75
FDIC insurance premiums	1,545	1,376	1,021
Legal, audit and professional expense	2,817	2,514	2,240
Marketing expense	3,981	2,305	1,208
Office and postage expense	2,107	2,005	1,576
Loan expense	2,191	1,268	848
Deposit expense	4,904	3,643	2,964
Merger-related expense	4,388	4,799	1,490
CDI amortization	2,039	1,350	1,014
Other expense	7,296	6,476	5,938
Total noninterest expense	$98,565	$73,591	$54,993

Income Taxes.  The Company recorded income taxes of $25.2 million in 2016, compared with $15.2 million in 2015 and $10.7 million in 2014.  Our effective tax rate was 38.6% for 2016, 37.3% for 2015, and 39.2% for 2014.  The effective tax rate in each year is affected by various items, including tax exempt income from municipal securities, bank-owned life insurance ("BOLI"), tax credits from investments in low income housing tax credits ("LIHTC") and merger-related expenses. See Note 14 to the Consolidated Financial Statements included in Item 8 hereof for further discussion of income taxes and an explanation of the factors which impact our effective tax rate.

Financial Condition

At December 31, 2016, total assets of the Company were $4.0 billion, up $1.2 billion or 44.7% from total assets of $2.8 billion at December 31, 2015. The increase in assets since year-end 2015 was primarily related to the increase in loans held for investment of $987 million associated with organic loan growth and the acquisition of SCAF, which at closing added $715 million in assets including $456 million in loans, $190 million in investment securities and $51.7 million in goodwill.

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

INDEX

Below is a breakdown of the portfolio for the past three years by investment type and designation.

	At December 31,
	2016			2015			2014
	Amortized Cost	Fair Value	% Portfolio	Amortized Cost	Fair Value	% Portfolio	Amortized Cost	Fair Value	% Portfolio
	(dollars in thousands)
Available-for-sale
Corporate	$37,475	$37,642	9.7%	$—	$—	—%	$—	$—	—%
Municipal bonds	120,155	118,803	30.5	128,546	130,245	44.9	88,599	89,661	44.5
Collateralized mortgage obligation: residential	31,536	31,388	8.1	24,722	24,543	8.5	6,831	6,862	3.4
Mortgage-backed securities: residential	196,496	193,130	49.5	126,443	125,485	43.3	105,328	105,115	52.1
Total available-for-sale	$385,662	$380,963	97.8%	$279,711	$280,273	96.7%	$200,758	$201,638	100%
Held-to-maturity
Mortgage-backed securities: residential	$7,375	$7,271	1.9%	$8,400	$8,330	2.9%	$—	$—	—%
Other	1,190	1,190	0.3	1,242	1,242	0.4	—	—	—
Total held-to-maturity	$8,565	$8,461	2.2%	$9,642	$9,572	3.3%	$—	$—	—%
Total securities	$394,227	$389,424	100%	$289,353	$289,845	100%	$200,758	$201,638	100%

Our investment securities portfolio amounted to $390 million at December 31, 2016, as compared to $290 million at December 31, 2015, representing a 34.4% increase.  The increase in securities since year-end 2015 was primarily due to purchases of $190 million, partially offset by sales/calls of $222 million, of which $192 million was acquired from SCAF, and principal pay downs of $38.9 million. The Bank deployed the liquidity from the sale of the SCAF bond portfolio into the purchase of $181 million in multifamily loans in the first quarter of 2016. In general, the purchase of investment securities primarily related to investing excess liquidity from our banking operations, while the sales were made to help fund loan production, which improved our interest-earning asset mix by deploying investment securities dollars into higher yielding loans.

INDEX

The following table sets forth the fair values and weighted average yields on our investment security portfolio by contractual maturity as of the date indicated:

	At December 31, 2016
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value
	(dollars in thousands)
Available-for-sale
Corporate	$—	—%	$—	—%	$37,642	5.24%	$—	—%	$37,642
Municipal bonds	1,236	0.95	28,361	1.45	42,715	1.94	46,491	1.81	118,803
Collateralized mortgage obligation: residential	—	—	—	—	1,395	1.04	29,993	2.03	31,388
Mortgage-backed securities: residential	—	—	1,160	1.19	22,627	1.71	169,343	1.78	193,130
Total available-for-sale	$1,236	0.95%	$29,521	1.44%	$104,379	3.07%	$245,827	1.82%	$380,963
Held-to-maturity
Mortgage-backed securities: residential	$—	—%	$—	—%	$—	—%	$7,271	2.69%	$7,271
Other	—	—	—	—	—	—	1,190	0.93	$1,190
Total held-to-maturity	$—	—%	$—	—%	$—	—%	$8,461	2.44%	$8,461
Total securities	$1,236	0.95%	$29,521	1.44%	$104,379	3.07%	$254,288	1.84%	$389,424

 As of December 31, 2016, our investment securities portfolio consisted of $201 million in GSE MBS, $119 million in municipal bonds, $37.6 million in corporate bonds, $31.4 million in GSE CMO and $1.2 million in other securities.  At December 31, 2016, we had an estimated par value of $63.6 million of the GSE securities that were pledged as collateral for the Company’s $28.5 million of reverse repurchase agreements (“Repurchase Agreements”). The total end of period weighted average interest rate on investments at December 31, 2016 was 2.45%, compared to 2.10% at December 31, 2015, reflecting the increased investment in higher yielding corporate bonds.

The following table lists the percentage of our portfolio exposure to any one issuer as a percentage of capital. The only issuers with greater than ten percent exposure are GNMA, FNMA, and FHLMC. No single municipal issuer exceeds two percent of capital.

INDEX

	At December 31,
	2016			2015
	Amortized Cost	Fair Value	% Capital	Amortized Cost	Fair Value	% Capital
	(dollars in thousands)
Issuer
GNMA	$33,062	$32,672	7.1%	$32,160	$31,960	10.7%
FNMA	117,716	115,968	25.2	71,935	71,317	23.9
FHLMC	77,254	75,878	16.5	47,070	46,751	15.6

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

The following is a listing of the breakdown by state for our municipal holdings, with all states with greater than nine percent of the portfolio listed. Seventy-seven percent of the Texas issues are insured by The Texas Permanent School Fund.

	At December 31, 2016
	Amortized Cost	Fair Value	% Municipal
	(dollars in thousands)
Issuer
Texas	$42,984	$42,303	35.6%
Minnesota	11,068	10,952	9.2
California	11,590	11,502	9.7
Other	54,513	54,046	45.5
Total municipal securities	$120,155	$118,803	100%

Loans

Loans held for investment, net totaled $3.22 billion at December 31, 2016, an increase of $983 million or 44.0% from December 31, 2015.  The increase in loans from December 31, 2015 includes loans acquired from SCAF of $456 million, as well as our organic loan originations. The increase in loans included increases in multi-family of $262 million, C&I loans of $253 million, commercial non-owner occupied of $165 million, commercial owner occupied of $160 million, and franchise loans of $130 million. The total end of period weighted average interest rate on loans as of December 31, 2016 was 4.81% and 4.91% as of December 31, 2015.

Loans held for sale totaled $7.7 million at December 31, 2016 Loans held for sale represent the guaranteed portion of SBA loans, which the Bank originates for sale. As of December 31, 2015, loans held for sale totaled $8.6 million.

INDEX

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	At December 31,
	2016			2015			2014
	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate
	(dollars in thousands)
Business loans:
Commercial and industrial	$563,169	17.4%	4.8%	$309,741	13.7%	5.0%	$228,979	14.1%	4.8%
Franchise	459,421	14.1	5.2	328,925	14.5	5.5	199,228	12.2%	5.7%
Commercial owner occupied (1)	454,918	14.0	4.8	294,726	13.0	5.0	210,995	13.0	5.1
SBA	96,705	3.0	5.6	62,256	2.8	5.5	28,404	1.7	5.6
Warehouse facilities	—	—	—	143,200	6.3	3.9	113,798	7.0	4.2
Real estate loans:
Commercial non-owner occupied	586,975	18.1	4.6	421,583	18.7	4.9	359,213	22.1	5.0
Multi-family	690,955	21.3	4.3	429,003	19.0	4.6	262,965	16.1	4.6
One-to-four family (2)	100,451	3.1	4.6	80,050	3.5	4.5	122,795	7.5	4.4
Construction	269,159	8.3	5.6	169,748	7.5	5.4	89,682	5.5	5.2
Land	19,829	0.6	5.4	18,340	0.8	5.2	9,088	0.6	4.8
Other loans	4,112	0.1	5.6	5,111	0.2	5.2	3,298	0.2	6.1
Total gross loans	$3,245,694	100.0%	4.8%	$2,262,683	100.0%	4.9%	$1,628,445	100.0%	4.9%
Less loans held for sale	7,711			8,565			—
Total gross loans held for investment	$3,237,983			$2,254,118			$1,628,445
Plus:
Deferred loan origination costs and premiums, net	$3,630			$197			$177
Allowance for loan losses	(21,296)			(17,317)			(12,200)
Loans held for investment, net	$3,220,317			$2,236,998			$1,616,422

INDEX

	2013			2012
	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate
	(dollars in thousands)
Business loans:
Commercial and industrial	$187,035	15.0%	5.0%	$115,354	11.7%	5.3%
Commercial owner occupied (1)	221,089	17.8	5.3	150,934	15.3	6.1
SBA	10,659	0.9	5.9	6,882	0.7	6.0
Warehouse facilities	87,517	7.0	4.1	195,761	19.9	4.8
Real estate loans:
Commercial non-owner occupied	333,544	26.9	5.3	253,409	25.6	5.7
Multi-family	233,689	18.8	4.8	156,424	15.9	5.8
One-to-four family (2)	145,235	11.7	4.4	97,463	9.9	4.7
Construction	13,040	1.0	5.2	—	—	—
Land	7,605	0.6	4.7	8,774	0.9	4.9
Other loans	3,839	0.3	5.8	1,193	0.1	6.2
Total gross loans	$1,243,252	100.0%	5.0%	$986,194	100.0%	5.4%
Less loans held for sale	3,147			3,681
Total gross loans held for investment	$1,240,105			$982,513
Plus:
Deferred loan origination costs and premiums, net	$18			$(306)
Allowance for loan losses	(8,200)			(7,994)
Loans held for investment, net	$1,231,923			$974,213

(1) Secured by real estate.
(2) Includes second trust deeds.

The following table shows the contractual maturity of the Company's loans without consideration to prepayment assumptions at the date indicated:

	At December 31, 2016
	Commercial and Industrial	Franchise	Commercial Owner Occupied	SBA	Commercial Non-owner Occupied	Multi- Family	One-to-Four Family	Construction	Land	Other Loans	Total
	(dollars in thousands)
Amounts due
One year or less	$297,235	$15,242	$12,444	$128	$21,209	$6,580	$14,639	$225,415	$11,923	$1,385	$606,200
More than one year to three years	47,048	15,028	17,444	216	29,296	19,309	6,474	37,999	2,615	222	175,651
More than three years to five years	58,070	37,178	22,069	1,075	37,231	1,452	1,573	—	651	361	159,660
More than five years to 10 years	113,207	296,620	182,099	12,222	329,732	53,234	11,782	1,244	1,909	288	1,002,337
More than 10 years to 20 years	36,909	89,433	64,760	3,309	56,587	31,551	16,962	4,501	2,731	939	307,682
More than 20 years	10,700	5,920	156,102	79,755	112,920	578,829	49,021	—	—	917	994,164
Total gross loans	$563,169	$459,421	$454,918	$96,705	$586,975	$690,955	$100,451	$269,159	$19,829	$4,112	$3,245,694

INDEX

The following table sets forth at December 31, 2016 the dollar amount of gross loans receivable contractually due after December 31, 2017 and whether such loans have fixed interest rates or adjustable interest rates.

	At December 31, 2016 Loans Due After December 31, 2017
	Fixed	Adjustable	Total
	(dollars in thousands)
Business loans:
Commercial and industrial	$122,474	$143,460	$265,934
Franchise	79,172	365,007	444,179
Commercial owner occupied	130,126	312,348	442,474
SBA	2,174	94,403	96,577
Warehouse facilities	—	—	—
Real estate loans:
Commercial non-owner occupied	58,507	507,259	565,766
Multi-family	7,682	676,693	684,375
One-to-four family	31,622	54,190	85,812
Construction	100	43,644	43,744
Land	1,863	6,043	7,906
Other loans	2,350	377	2,727
Total gross loans	$436,070	$2,203,424	$2,639,494

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally initiate formal collection activities including, for loans secured by real estate, recording a notice of default and, after providing the required notices to the borrower, commencing foreclosure proceedings.  If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale.  At these foreclosure sales, we generally acquire title to the property.  At December 31, 2016, loans delinquent 60 or more days as a percentage of total loans held for investment was 2 basis points, down from 11 basis points at year-end 2015.

The following table sets forth delinquencies in the Company's loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At December 31, 2016
Business loans:
Commercial and industrial	2	$104	—	$—	2	$260	4	$364
SBA	—	—	—	—	3	316	3	316
Real estate loans:
One-to-four family	1	18	1	71	3	48	5	137
Land	—	—	—	—	1	15	1	15
Total	3	$122	1	$71	9	$639	13	$832
Delinquent loans to total loans held for investment		—%		—%		0.02%		0.03%

INDEX

At December 31, 2015
Business loans:
Commercial and industrial	2	$20	—	$—	1	$257	3	$277
Franchise	—	—	—	—	3	1,630	3	1,630
Commercial owner occupied	—	—	1	355	—	—	1	355
Real estate loans:
Commercial non-owner occupied	1	214	—	—	—	—	1	214
One-to-four family	1	89	—	—	2	46	3	135
Land	—	—	—	—	1	21	1	21
Total	4	$323	1	$355	7	$1,954	12	$2,632
Delinquent loans to total loans held for investment		0.01%		0.02%		0.09%		0.12%

At December 31, 2014
Business loans:
Commercial and industrial	—	$—	1	$24	—	$—	1	$24
Real estate loans:
One-to-four family	1	19	—	—	3	54	4	73
Other loans	1	1	—	—	—	—	1	1
Total	2	$20	1	$24	3	$54	6	$98
Delinquent loans to total loans held for investment		—%		—%		—%		0.01%

At December 31, 2013
Business loans:
Commercial owner occupied	2	$768	—	$—	1	$446	3	1,214
SBA	—	—	—	—	1	14	1	14
Real estate loans:
Commercial non-owner occupied	—	—	—	—	2	560	2	560
One-to-four family	3	71	—	—	4	123	7	194
Other loans	3	130	—	—	—	—	3	130
Total	8	$969	—	$—	8	$1,143	16	$2,112
Delinquent loans to total loans held for investment		0.08%		—%		0.09%		0.17%

At December 31, 2012
Business loans:
Commercial and industrial	—	$—	1	$58	1	$218	2	$276
Commercial owner occupied	—	—	1	245	—	—	1	245
SBA	—	—	—	—	4	185	4	185
Real estate loans:
One-to-four family	2	101	—	—	2	79	4	180
Other loans	1	5	—	—	—	—	1	5

INDEX

Total	3	$106	2	$303	7	$482	12	$891
Delinquent loans to total loans held for investment		0.01%		0.03%		0.05%		0.09%

(1) All 90 day or greater delinquencies are on nonaccrual status and are reported as part of nonperforming loans.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), troubled debt restructured loans and OREO.  Nonaccrual loans consisted of all loans 90 days or more past due and on loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest.  A “restructured loan” is one where the terms of the loan were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.  We did not have any troubled debt restructured loans during the periods presented.  At December 31, 2016, we had $1.6 million of nonperforming assets, which consisted of $1.1 million of net nonperforming loans and $460,000 of OREO.  At December 31, 2015, we had $5.1 million of nonperforming assets, which consisted of $4.0 million of nonperforming loans and $1.2 million of OREO. It is our policy to take appropriate, timely and aggressive action when necessary to resolve nonperforming assets.  When resolving problem loans, it is our policy to determine collectability under various circumstances which are intended to result in our maximum financial benefit.  We accomplish this by working with the borrower to bring the loan current, selling the loan to a third party or by foreclosing and selling the asset.

At December 31, 2016, OREO consisted of one C&I property and one land property, compared to one commercial non-owner occupied property and one land property at December 31, 2015.  Properties acquired through or in lieu of foreclosure are recorded at fair value less cost to sell.  The Company generally obtains an appraisal and/or a market evaluation on all OREO prior to obtaining possession.  After foreclosure, valuations are periodically performed by management as needed due to changing market conditions or factors specifically attributable to the property’s condition.  If the carrying value of the property exceeds its fair value less estimated cost to sell, the asset is written down and a charge to operations is recorded.

We recognized loan interest income on nonperforming loans of $740,000 in 2016, $467,000 in 2015 and $192,000 in 2014.  If these loans had paid in accordance with their original loan terms, we would have recorded additional loan interest income of $360,000 in 2016, $279,000 in 2015 and $151,000 in 2014.

INDEX

The following table sets forth composition of nonperforming assets at the date indicated:

	At December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Nonperforming assets
Business loans:
Commercial and industrial	$250	$463	$—	$—	$347
Franchise	—	1,630	—	—	—
Commercial owner occupied	436	536	514	747	14
SBA	316	—	—	14	260
Real estate loans:
Commercial non-owner occupied	—	1,164	848	983	670
Multi-family	—	—	—	—	266
One-to-four family	124	155	82	507	522
Land	15	21	—	—	127
Other loans	—	1	—	—	—
Total nonperforming loans	$1,141	$3,970	$1,444	$2,251	$2,206
Other real estate owned	460	1,161	1,037	1,186	2,258
Total nonperforming assets	$1,601	$5,131	$2,481	$3,437	$4,464
Allowance for loan losses	$21,296	$17,317	$12,200	$8,200	$7,994
Allowance for loan losses as a percent of total nonperforming loans, gross	1,866%	436%	845%	364%	362%
Nonperforming loans as a percent of loans held for investment	0.04	0.17	0.09	0.18	0.22
Nonperforming assets as a percent of total assets	0.04	0.18	0.12	0.20	0.38

(1) Gross loans include loans receivable held for investment and held for sale.

Allowance for Loan Losses.  The allowance for loan losses is established as management's estimate of probable incurred losses inherent in the loan receivable portfolio. Management evaluates the adequacy of the allowance quarterly to maintain the allowance at levels sufficient to provide for these inherent losses. The ALLL is based upon the total loans evaluated individually and collectively and is reported as a reduction of loans held for investment. The allowance is increased by a provision for loan losses which is charged to expense and reduced by charge-offs, net of recoveries.

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

INDEX

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

At December 31, 2016, we had $13.3 million of assets classified as substandard, compared to $19.4 million at December 31, 2015.  One loan amounting to $250,000 was classified as Doubtful as of year-end 2016, compared to $1.5 million as of year-end 2015.

INDEX

The following tables set forth information concerning substandard and doubtful assets at the dates indicated:

	At December 31, 2016
	Loans		OREO		Total Substandard Assets		Doubtful
	Gross Balance	# of Loans	Balance	# of Properties	Balance	# of Assets	Balance	# of Loans
	(dollars in thousands)
Business loans:
Commercial and industrial	$3,784	21	$88	1	$3,872	22	$250	1
Commercial owner occupied	4,221	14	—	—	4,221	14	—	—
SBA	462	5	—	—	462	5	—	—
Real estate loans:
Commercial non-owner occupied	1,072	3	—	—	1,072	3	—	—
Multi-family	2,403	6	—	—	2,403	6	—	—
One-to-four family	441	9	—	—	441	9	—	—
Land	15	1	372	1	387	2	—	—
Other	393	2	—	—	393	2	—	—
Total substandard assets	$12,791	61	$460	2	$13,251	63	$250	1

	At December 31, 2015
	Loans		OREO		Total Substandard Assets		Doubtful
	Gross Balance	# of Loans	Balance	# of Properties	Balance	# of Assets	Balance	# of Loans
	(dollars in thousands)
Business loans:
Commercial and industrial	$3,155	17	$—	—	$3,155	17	$—	—
Franchise	169	2	—	—	169	2	1,461	1
Commercial owner occupied	7,829	16	—	—	7,829	16	—	—
Real estate loans:
Commercial non-owner occupied	2,666	9	450	1	3,116	10	—	—
Multi-family	3,387	8	—	—	3,387	8	—	—
One-to-four family	1,053	14	—	—	1,053	14	—	—
Land	21	1	711	1	732	2	—	—
Total substandard assets	$18,280	67	$1,161	2	$19,441	69	$1,461	1

In determining the ALLL, we evaluate loan credit losses on an individual basis in accordance with FASB ASC 310, Accounting by Creditors for Impairment of a Loan, and on a collective basis based on FASB ASC

INDEX

450, Accounting for Contingencies.  For loans evaluated on an individual basis, we analyze the borrower’s creditworthiness, cash flows and financial status, and the condition and estimated value of the collateral.  Loans evaluated individually that are deemed to be impaired are separated from our collective credit loss analysis.

Unless an individual borrower relationship warrants a separate analysis, the majority of our loans are evaluated for credit losses on a collective basis through a quantitative analysis to arrive at base loss factors that are adjusted through a qualitative analysis for internal and external identified risks.  The adjusted factor is applied against the loan risk category to determine the appropriate allowance.  Our base loss factors are calculated using actual trailing twelve-month and annualized actual trailing six-month, twenty-four month, thirty-six month and eighty-four month charge-off data for all loan types except (1) Zero Factor loans, which includes loans fully secured by cash deposits, the guaranteed portion of SBA loans, FHA/VA guaranteed 1st TD loans, and (2) Overdraft Deposit Accounts.  Then adjustments for the following internal and external risk factors are added to the base factors:

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

Loans acquired through acquisition are recorded at fair value at acquisition date without a carryover of the related ALLL. Loans acquired with deteriorated credit quality are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect principal and interest payments according to contractual terms. These loans are accounted for under ASC Subtopic 310-30 Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.

As of December 31, 2016, the ALLL totaled $21.3 million, an increase of $4.0 million from December 31, 2015 and $9.1 million from December 31, 2014.  At December 31, 2016, the ALLL as a percent of nonperforming loans was 1,866%, compared with 436% at December 31, 2015 and 845% at December 31, 2014.  At December 31, 2016, the ALLL as a percent of loans held for investment was 0.66%, a decrease from 0.77% at December 31, 2015, and 0.75% at December 31, 2014.  The decrease in the 2016 ratio was primarily attributable to the loans acquired from SCAF, recorded at fair value, which did not necessitate an allowance against

INDEX

them. At December 31, 2016, management deems the ALLL to be sufficient to provide for probable incurred losses within the loan portfolio.

The following table sets forth the activity in the Company’s ALLL for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$17,317	$12,200	$8,200	$7,994	$8,522
Provision for loan losses	8,776	6,425	4,684	1,860	751
Charge-offs:
Business loans:
Commercial and industrial	2,802	484	223	509	512
Franchise	980	764	—	—	—
Commercial owner occupied	329	—	—	232	265
SBA	980	—	—	143	132
Real estate:
Commercial non-owner occupied	—	116	365	756	88
Multi-family	—	—	—	101	—
One-to-four family	151	16	195	272	371
Land	—	—	—	—	145
Other loans	—	—	—	18	2
Total charge-offs	$5,242	$1,380	$783	$2,031	$1,515
Recoveries:
Business loans:
Commercial and industrial	$177	$47	$42	$138	$2
Commercial owner occupied	25	—	—	—	—
SBA	193	8	4	50	163
Real estate:
Commercial non-owner occupied	21	3	—	—	21
One-to-four family	25	13	34	47	8
Land	—	—	—	—	—
Other loans	4	1	19	142	42
Total recoveries	$445	$72	$99	$377	$236
Net loan charge-offs	$4,797	$1,308	$684	$1,654	$1,279
Balance at end of period	$21,296	$17,317	$12,200	$8,200	$7,994
Ratios
Net charge-offs to average net loans	0.17%	0.06%	0.05%	0.16%	0.16%
Allowance for loan losses to loans held for investment	0.66%	0.77%	0.75%	0.66%	0.81%

INDEX

The following table sets forth the Company’s ALLL and the percent of gross loans to total gross loans in each of the categories listed and the allowance as a percentage of the loan category balance at the dates indicated:

	At December 31,
	2016			2015			2014
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance
	(dollars in thousands)
Business loans:
Commercial and industrial	$6,362	17.4%	1.13%	$3,449	13.7%	1.11%	$2,646	14.1%	1.16%
Franchise	3,845	14.1	0.84	3,124	14.5	0.95	1,554	12.2	0.78
Commercial owner occupied	1,193	14.0	0.26	1,870	13.0	0.63	1,757	13.0	0.83
SBA	1,039	3.0	1.17	1,500	2.8	2.79	568	1.7	2.00
Warehouse facilities	—	—	—	759	6.3	0.53	546	7.0	0.48
Real estate loans:
Commercial non-owner occupied	1,715	18.1	0.29	2,048	18.7	0.49	2,007	22.1	0.56
Multi-family	2,927	21.3	0.42	1,583	19.0	0.37	1,060	16.1	0.40
One-to-four family	365	3.1	0.36	698	3.5	0.87	842	7.5	0.69
Construction	3,632	8.3	1.35	2,030	7.5	1.20	1,088	5.5	1.21
Land	198	0.6	1.00	233	0.8	1.27	108	0.6	1.19
Other loans	20	0.1	0.49	23	0.2	0.45	24	0.2	0.73
Total	$21,296	100.0%	0.66%	$17,317	100.0%	0.77%	$12,200	100.0%	0.75%

INDEX

	2013			2012
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance
	(dollars in thousands)
Business loans:
Commercial and industrial	$1,968	15.0%	1.05%	$1,310	11.7%	1.14%
Commercial owner occupied	1,818	17.8	0.82	1,512	15.3	1.00
SBA	151	0.9	2.01	79	0.7	2.47
Warehouse facilities	392	7.0	0.45	1,544	19.9	0.79
Real estate loans:
Commercial non-owner occupied	1,658	26.9	0.50	1,459	25.6	0.58
Multi-family	817	18.8	0.35	1,145	15.9	0.73
One-to-four family	1,099	11.7	0.76	862	9.9	0.88
Construction	136	1.0	1.04	—	—	—
Land	127	0.6	1.67	31	0.9	0.35
Other loans	34	0.3	0.89	52	0.1	4.36
Total	$8,200	100.0%	0.66%	$7,994	100.0%	0.81%

The following table sets forth the ALLL amounts calculated by the categories listed at the dates indicated:

	At December 31,
	2016		2015		2014		2013		2012
Balance at End of Period Applicable to	Amount	% of Allowance to Total	Amount	% of Allowance to Total	Amount	% of Allowance to Total	Amount	% of Allowance to Total	Amount	% of Allowance to Total
	(dollars in thousands)
Allocated allowance	$21,046	98.8%	$16,586	95.9%	$12,200	100.0%	$8,095	98.7%	$7,994	100.0%
Specific allowance	250	1.2	731	4.1	—	—	105	1.3	—	—
Total	$21,296	100.0%	$17,317	100.0%	$12,200	100.0%	$8,200	100.0%	$7,994	100.0%

Deposits

At December 31, 2016, total deposits were $3.15 billion, an increase of $950 million or 43.3% from December 31, 2015.  The increase in deposits since year-end 2015 included increases in noninterest bearing checking of $474 million, money market and savings of $378 million, time deposits of $53.6 million and interest-bearing checking of $44.9 million. The increase in deposits during the 2016 was due to organic growth and the acquisition of SCAF, which added $637 million in deposits as of the closing of the acquisition. The total end of period weighted average interest rate on deposits was 0.27% at December 31, 2016 and 0.32% at December 31, 2015.

INDEX

The following table sets forth the distribution of the Company’s deposit accounts on average for the periods indicated and the weighted average interest rates on each category of deposits presented:

	For the years ended December 31,
	2016		2015		2014
	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost
	(dollars in thousands)
Deposits
Noninterest bearing checking	$1,086,791	—%	$646,931	—%	$415,983	—%
Interest bearing checking	176,508	0.11	141,962	0.12	134,056	0.12
Money market	1,003,861	0.36	696,747	0.35	469,123	0.31
Savings	98,224	0.15	88,247	0.16	75,068	0.15
Retail certificates of deposit	416,232	0.74	390,797	0.82	353,532	0.90
Wholesale/brokered certificates of deposit	180,209	0.73	102,950	0.67	23,801	0.64
Total deposits	$2,961,825	0.28%	$2,067,634	0.32%	$1,471,563	0.34%

At December 31, 2016, we had $453 million in certificate accounts with balances of greater than $100,000, and of that amount, we had $300 million in certificate of deposit accounts with balances of greater than $250,000 maturing as follows:

	December 31, 2016
	$100,000 through $250,000			Greater than $250,000			Total
Maturity Period	Amount	Weighted Average Rate	% of Total Deposits	Amount	Weighted Average Rate	% of Total Deposits	Amount	Weighted Average Rate	% of Total Deposits
	(dollars in thousands)
Three months or less	$31,472	0.77%	1.00%	$92,521	0.61%	2.94%	$123,993	0.65%	3.94%
Over three months through 6 months	34,859	0.86	1.11	75,607	0.69	2.40	110,466	0.75	3.51
Over 6 months through 12 months	44,793	0.73	1.42	110,066	0.83	3.50	154,859	0.80	4.92
Over 12 months	41,980	0.84	1.33	22,115	1.06	0.70	64,095	0.98	2.04
Total	$153,104	0.82%	4.86%	$300,309	0.74%	9.54%	$453,413	0.77%	14.41%

Borrowings.  Borrowings represent a secondary source of funds for our lending and investing activities.  The Company has a variety of borrowing relationships that it can draw upon to fund its activities. At December 31, 2016, total borrowings amounted to $397 million, an increase of $132 million or 49.7% from December 31, 2015.  The increase in borrowings at December 31, 2016 from December 31, 2015 was primarily related to an increase in FHLB overnight advances. At December 31, 2016, total borrowings represented 9.8% of total assets and had an end of period weighted average rate of 1.95%, compared with 9.5% of total assets at a weighted average rate of 1.99% at December 31, 2015.

FHLB Advances.  The FHLB system functions as a source of credit to financial institutions that are members.  Advances are secured by certain real estate loans, investment securities, and the capital stock of the FHLB owned by the Company.  Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage.  In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors.  The Company has a line of credit with the FHLB

INDEX

which provides for advances totaling up to 45% of its assets, equating to a credit line of $1.7 billion as of December 31, 2016.  At December 31, 2015, we had borrowing capacity of $1.0 billion with the FHLB. At December 31, 2016, the Company had no term FHLB advances and $278 million in overnight FHLB advances, compared to $50 million in term FHLB advances, which matured within one year, and $98 million in overnight FHLB advances at December 31, 2015.  The FHLB advances at December 31, 2016 were collateralized by real estate loans and securities with an aggregate balance of $1.2 billion and FHLB stock of $14.4 million.  With this pledged collateral, the Company has additional available advances of $741 million as of December 31, 2016.

Other Borrowings. The Company maintains lines of credit to purchase federal funds and a reverse repurchase facility together totaling $173 million with seven correspondent banks and has access through the Federal Reserve Bank discount window to borrow $3.3 million to be utilized as business needs dictate.  Federal funds purchased and reverse repurchase facilities are short-term in nature and utilized to meet short-term funding needs.

As of December 31, 2016, the Company has three Repurchase Agreements totaling $28.5 million with a weighted average interest rate of 3.26% as of December 31, 2016 secured by GSE MBS totaling an estimated par value of $32.5 million.  The Repurchase Agreements were entered into in 2008 at a term of 10 years each with the buyers of the Repurchase Agreements having the option to terminate the Repurchase Agreements after the fixed interest rate period has expired.  The interest rates reset quarterly with the maximum reset rate being 2.89% on one $10.0 million Repurchase Agreement, 3.47% on the other $10.0 million Repurchase Agreement, and 3.45% on the $8.5 million Repurchase Agreement.

The Company sells certain securities under agreements to repurchase.  The agreements are treated as overnight borrowings with the obligations to repurchase securities sold reflected as a liability.  The dollar amount of investment securities underlying the agreements remain in the asset accounts.  The Company enters into these debt agreements as a service to certain HOA depositors to add protection for deposit amounts above FDIC insurance levels.  At December 31, 2016, the Company sold securities under agreement to repurchase of $21.5 million with weighted average rate of 0.02% and collateralized by investment securities with fair value of approximately $31.9 million.

Debentures.  On March 25, 2004, the Corporation issued $10,310,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware.  The Debt Securities are subordinated to effectively all borrowings of the Corporation and are due and payable on April 7, 2034.  Interest is payable quarterly on the Debt Securities at three-month LIBOR plus 2.75% for an effective rate of 3.63% as of December 31, 2016.

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

INDEX

The following table sets forth certain information regarding the Company's borrowed funds at or for the years ended on the dates indicated:

	At or For Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
FHLB advances
Balance outstanding at end of year	$278,000	$148,000	$70,000
Weighted average interest rate at end of year	0.55%	0.42%	0.59%
Average balance outstanding	$58,814	$139,542	$70,296
Weighted average interest rate during the year	0.59%	0.39%	0.26%
Maximum amount outstanding at any month-end during the year	$278,000	$340,000	$210,000
Other borrowings
Balance outstanding at end of year	$49,971	$48,125	$46,643
Weighted average interest rate at end of year	1.94%	1.94%	2.03%
Average balance outstanding	$48,732	$48,490	$47,398
Weighted average interest rate during the year	1.95%	1.95%	2.00%
Maximum amount outstanding at any month-end during the year	$53,586	$49,925	$49,712
Debentures
Balance outstanding at end of year	$69,383	$69,263	$69,144
Weighted average interest rate at end of year	5.35%	5.34%	5.34%
Average balance outstanding	$69,347	$69,199	$30,474
Weighted average interest rate during the year	5.54%	5.69%	5.06%
Maximum amount outstanding at any month-end during the year	$69,383	$69,263	$69,144
Total borrowings
Balance outstanding at end of year	$397,354	$265,388	$185,787
Weighted average interest rate at end of year	1.56%	1.98%	2.72%
Average balance outstanding	$176,893	$257,231	$148,168
Weighted average interest rate during the year	2.91%	2.11%	1.80%
Maximum amount outstanding at any month-end during the year	$397,354	$454,008	$255,297

Stockholders' Equity

At December 31, 2016, our stockholders’ equity amounted to $460 million, compared with $299 million at December 31, 2015.  The increase of $161 million or 53.8% is primarily due to net income in 2016 of $40.1 million and an increase of $124 million, primarily as a result of the issuance of common stock in the SCAF acquisition.

Liquidity

Our primary sources of funds are principal and interest payments on loans, deposits, FHLB advances and other borrowings.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  We seek to maintain a level of liquid assets to ensure a safe and sound operation.  Our liquid assets are comprised of cash and unpledged investments.  As part of our daily monitoring, we calculate a liquidity ratio by dividing the sum of cash balances plus unpledged securities by the sum of deposits that mature in one year or less plus transaction accounts and FHLB advances.  At December 31, 2016, our liquidity ratio was 13.15%, compared with 13.36% at December 31, 2015.

INDEX

We believe our level of liquid assets is sufficient to meet current anticipated funding needs.  At December 31, 2016, liquid assets of the Company represented approximately 11.1% of total assets, compared to 10.9% at December 31, 2015.  At December 31, 2016, the Company had seven unsecured lines of credit with other correspondent banks to purchase federal funds totaling $123 million, one reverse repo line with a correspondent bank of $50 million and access through the Federal Reserve Bank discount window to borrow $3.3 million, as business needs dictate.  We also have a line of credit with the FHLB allowing us to borrow up to 45% of the Bank’s total assets.  At December 31, 2016, we had a borrowing capacity of $1.02 billion, based on collateral pledged at the FHLB, with $278 million outstanding in FHLB borrowing.  The FHLB advance line is collateralized by eligible loans and FHLB stock.  At December 31, 2016, we had approximately $1.19 billion of collateral pledged to secure FHLB borrowings.

At December 31, 2016, the Company’s loan to deposit and borrowing ratio was 91.7%, compared with 92.0% at December 31, 2015.  The decrease was primarily associated with our deposits and borrowings increasing at a faster rate relative to our loans during the period. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2016, totaled $477 million.  We expect to retain a substantial portion of the maturing certificates of deposit at maturity.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 15% of total deposits, or 12% of total assets, as a secondary source for funding.  At December 31, 2016, the Company had $199 million, or 4.9% of total assets, in brokered time deposits.  At December 31, 2015, the Company had $155 million, or 5.6% of total assets, in brokered time deposits.

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

The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of a (i) bank’s retained earnings; or (ii) bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period.  However, a bank may, with the approval of the DBO, make a distribution to its stockholders in an amount not exceeding the greatest of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year.  In the event that the DBO determines that the stockholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DBO may order the bank to refrain from making a proposed distribution.  Under these provisions, the amount available for distribution from the Bank to the Corporation was approximately $93.1 million at December 31, 2016.

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

At December 31, 2016, the Bank’s leverage capital amounted to $411 million and risk-based capital amounted to $433 million.  At December 31, 2015, the Bank’s leverage capital was $304 million and risk-based capital was $322 million.  Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10.00% or greater, Tier 1 risk-based capital of 8.00% or greater, common equity tier 1

INDEX

capital ratio of 6.5% and Tier I capital to adjusted tangible assets of 5.00% or greater to be considered "well capitalized."  At December 31, 2016, the Bank’s total risk-based capital ratio was 12.34%, Tier 1 risk-based capital ratio was 11.70%, common equity Tier 1 risk-based capital ratio was 11.70%, and Tier I capital to adjusted tangible assets capital ratio was 10.94%.  See Note 2 to the Consolidated Financial Statements included in Item 8 hereof for a discussion of the Bank’s and Company’s capital ratios.

Contractual Obligations and Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs.  The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, at the date indicated:

	At December 31, 2016
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(dollars in thousands)
Contractual Obligations
FHLB advances	$278,000	$—	$—	$—	$278,000
Other borrowings	21,471	28,500	—	—	49,971
Subordinated debentures	—	—	—	69,383	69,383
Certificates of deposit	476,942	93,583	3,370	664	574,559
Operating leases	3,926	5,660	881	230	10,697
Total contractual cash obligations	$780,339	$127,743	$4,251	$70,277	$982,610

Off-Balance Sheet Arrangements

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	At December 31, 2016
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(dollars in thousands)
Other unused commitments
Commercial and industrial	$273,988	$36,782	$2,453	$18,739	$331,962
Construction	94,315	105,912	—	189	200,416
Home equity lines of credit	599	6,036	1,349	13,845	21,829
Standby letters of credit	11,832	—	—	—	11,832
All other	9,968	241	—	5,011	15,220
Total commitments	$390,702	$148,971	$3,802	$37,784	$581,259

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

INDEX

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

INDEX

same scenario.  The sensitivity measure is the largest decline in the EVE ratio, measured in basis points, caused by an increase or decrease in rates, and the higher an institution’s sensitivity measure, the greater exposure it has to interest rate risk.

The following table shows the projected net interest income and net interest margin of the Company at December 31, 2016, assuming various non-parallel interest rate shifts over a twelve month period:

As of December 31, 2016
(dollars in thousands)
Earnings at Risk				Projected Net Interest Margin
Change in Rates	$ Amount	$ Change	% Change	$ Amount	% Change
+400 BP	$167,817	$1,750	1.1%	4.44%	3.2%
+300 BP	167,157	1,090	0.7	4.40	2.2
+200 BP	166,743	676	0.4	4.37	1.6
+100 BP	166,445	378	0.2	4.34	9.0
Static	166,067	—	—	4.30	—
-100 BP	164,944	(1,123)	(0.7)	4.22	(1.8)
-200 BP	164,148	(1,919)	(1.2)	4.18	(2.8)

The following table shows the EVE and projected change in the EVE of the Company at December 31, 2016, assuming various non-parallel interest rate shifts over a twelve month period:

As of December 31, 2016
(dollars in thousands)
					EVE as % of Portfolio
Economic Value of Equity					Value of Assets
Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	% Change (BP)
+400 BP	$731,235	$(5,142)	(0.7)%	19.74%	136 BP
+300 BP	730,729	(5,649)	(0.8)	19.38	100 BP
+200 BP	736,554	176	—	19.14	76 BP
+100 BP	740,494	4,116	0.6	18.84	47 BP
Static	736,378	—	—	18.38	0
-100 BP	720,091	(16,287)	(2.2)	1.80	-80 BP
-200 BP	677,845	(58,533)	(7.9)	16.28	-210 BP

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

Selected Assets and Liabilities which are Interest Rate Sensitive. The following table provides information regarding the Company’s primary categories of assets and liabilities that are sensitive to changes in interest rates for the year ended December 31, 2016.  The information presented reflects the expected cash flows of the primary categories by year, including the related weighted average interest rate.  The cash flows for loans are based on maturity and re-pricing date.  The loans and MBSs that have adjustable rate features are presented in accordance with their next interest-repricing date.  Cash flow information on interest-bearing liabilities, such as

INDEX

NOW accounts and money market accounts is also adjusted for expected decay rates, which are based on historical information.  All certificates of deposit and borrowings are presented by maturity date.  The weighted average interest rates for the various assets and liabilities presented are based on the actual rates that existed at December 31, 2016.  The degree of market risk inherent in loans with prepayment features may not be completely reflected in the disclosures.  Although we have taken into consideration historical prepayment trends adjusted for current market conditions to determine expected maturity categories, changes in prepayment behavior can be triggered by changes in many variables, including market rates of interest.  Unexpected changes in these variables may increase or decrease the rate of prepayments from those anticipated.  As such, the potential loss from such market rate changes may be significantly larger.

INDEX

	At December 31, 2016
	Maturities and Repricing
	2016	2016	2016	2017	2018	2019 - 20		Total
	3M or Less	4-6M	7-12M	Year 2	Year3	Year 4 & 5	Thereafter	Balance
	(dollars in thousands)
Selected Assets
Interest-bearing cash with financial institutions	$160,801	$—	$—	$—	$—	$—	$—	$160,801
Weighted average interest rate	0.39%	—%	—%	—%	—%	—%	—%	0.39%

Investments	$49,157	$9,750	$20,798	$47,340	$55,564	$116,111	$128,112	$426,832
Weighted average interest rate	2.33%	1.63%	1.56%	1.58%	1.58%	2.67%	1.80%	2.03%

Gross Loans	$385,844	$263,322	$440,598	$487,464	$343,357	$487,755	$837,355	$3,245,695
Weighted average interest rate	4.96%	5.14%	5.04%	4.82%	4.71%	4.71%	4.59%	4.81%

Total interest-sensitive assets	$595,802	$273,072	$461,396	$534,804	$398,921	$603,866	$965,467	$3,833,328
Weighted average interest rate	3.51%	5.01%	4.88%	4.53%	4.27%	4.32%	4.22%	4.32%

Selected Liabilities
Noninterest-bearing deposits	$27,793	$27,783	$55,566	$111,131	$111,131	$222,262	$639,004	$1,194,670
Weighted average interest rate	—%	—%	—%	—%	—%	—%	—%	—%

Interest-bearing transaction and Savings	$6,487	$6,484	$12,969	$25,938	$25,938	$51,875	$154,777	$284,468
Weighted average interest rate	0.12%	0.12%	0.12%	0.12%	0.12%	0.12%	0.12%	0.12%

Money market deposits	$31,036	$31,036	$62,072	$124,145	$124,145	$248,289	$486,176	$1,106,899
Weighted average interest rate	0.33%	0.33%	0.33%	0.33%	0.33%	0.33%	0.35%	0.34%

Certificates of deposit	$155,077	$136,912	$187,738	$84,394	$6,532	$3,237	$665	$574,555
Weighted average interest rate	0.65%	0.74%	0.78%	0.93%	0.87%	1.32%	0.90%	0.76%

FHLB advances	$278,000	$—	$—	$—	$—	$—	$—	$278,000
Weighted average interest rate	0.55%	—%	—%	—%	—%	—%	—%	0.55%

Other borrowings and FFP	$21,471	$—	$—	$28,500	$—	$—	$—	$49,971
Weighted average interest rate	0.01%	—%	—%	3.26%	—%	—%	—%	1.93%

Subordinated Debentures	$—	$—	$—	$—	$—	$—	$70,300	$70,300
Weighted average interest rate	—%	—%	—%	—%	—%	—%	5.35%	5.35%
Total interest-sensitive liabilities	$519,864	$202,215	$318,345	$374,108	$267,746	$525,663	$1,350,922	$3,558,863
Weighted average interest rate	0.51%	0.56%	0.53%	0.58%	0.19%	0.18%	0.42%	0.41%

GAP	$75,938	$70,857	$143,051	$160,696	$131,175	$78,203	$(385,455)	$274,465
Cumulative GAP	75,938	146,795	289,846	450,542	581,717	659,920	274,465

The Company does not have any direct market risk from foreign exchange or commodity exposures.

INDEX

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Pacific Premier Bancorp, Inc. and Subsidiaries
Irvine, California

We have audited the accompanying consolidated statement of financial condition of Pacific Premier Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ Crowe Horwath LLP

Sherman Oaks, California
March 16, 2017

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Pacific Premier Bancorp, Inc. And Subsidiaries
Irvine, California

We have audited the accompanying consolidated statement of financial condition of Pacific Premier Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine, Day & Co., LLP
Laguna Hills, California
March 4, 2016

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Pacific Premier Bancorp, Inc. and Subsidiaries
Irvine, California

We have audited Pacific Premier Bancorp, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Pacific Premier Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows as of and for the year ended December 31, 2016 of Pacific Premier Bancorp, Inc. and Subsidiaries and our report dated March 16, 2017 expressed an unqualified opinion on those financial statements.

/s/ Crowe Horwath LLP

Sherman Oaks, California
March 16, 2017

70

INDEX

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)
	At December 31,
ASSETS	2016	2015
Cash and due from banks	$14,706	$14,935
Interest-bearing deposits with financial institutions	142,151	63,482
Cash and cash equivalents	156,857	78,417
Interest-bearing time deposits with financial institutions	3,944	1,972
Investments held-to-maturity, at amortized cost (fair value of $8,461 and $9,572 as of December 31, 2016 and December 31, 2015, respectively)	8,565	9,642
Investment securities available-for-sale, at fair value	380,963	280,273
FHLB, FRB and other stock, at cost	37,304	22,292
Loans held for sale, at lower of cost or fair value	7,711	8,565
Loans held for investment	3,241,613	2,254,315
Allowance for loan losses	(21,296)	(17,317)
Loans held for investment, net	3,220,317	2,236,998
Accrued interest receivable	13,145	9,315
Other real estate owned	460	1,161
Premises and equipment	12,014	9,248
Deferred income taxes, net	16,807	11,511
Bank owned life insurance	40,409	39,245
Intangible assets	9,451	7,170
Goodwill	102,490	50,832
Other assets	25,874	22,958
Total Assets	$4,036,311	$2,789,599
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts:
Noninterest-bearing checking	$1,185,672	$711,771
Interest-bearing:
Checking	182,893	137,975
Money market/savings	1,202,361	824,402
Retail certificates of deposit	375,203	365,911
Wholesale/brokered certificates of deposit	199,356	155,064
Total interest-bearing	1,959,813	1,483,352
Total deposits	3,145,485	2,195,123
FHLB advances and other borrowings	327,971	196,125
Subordinated debentures	69,383	69,263
Accrued expenses and other liabilities	33,732	30,108
Total liabilities	3,576,571	2,490,619
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 27,798,283 shares at December 31, 2016 and 50,000,000 shares authorized; 21,570,746 shares at December 31, 2015 issued and outstanding	274	215
Additional paid-in capital	345,138	221,487
Retained earnings	117,049	76,946
Accumulated other comprehensive (loss) income, net of (benefit) tax of $(1,978) at December 31, 2016 and $230 at December 31, 2015	(2,721)	332
Total Stockholders' Equity	459,740	298,980
Total Liabilities and Stockholders' Equity	$4,036,311	$2,789,599

Accompanying notes are an integral part of these consolidated financial statements.

INDEX

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
	For the Years ended December 31,
	2016	2015	2014
INTEREST INCOME
Loans	$157,935	$111,097	$75,751
Investment securities and other interest-earning assets	8,670	7,259	5,588
Total interest income	166,605	118,356	81,339
INTEREST EXPENSE
Deposits	8,391	6,630	5,037
FHLB advances and other borrowings	1,295	1,490	1,124
Subordinated debentures	3,844	3,937	1,543
Total interest expense	13,530	12,057	7,704
Net interest income before provision for loan losses	153,075	106,299	73,635
Provision for loan losses	8,776	6,425	4,684
Net interest income after provision for loan losses	144,299	99,874	68,951
NONINTEREST INCOME
Loan servicing fees	1,032	371	307
Deposit fees	3,408	2,532	1,809
Net gain from sales of loans	9,539	7,970	6,300
Net gain from sales of investment securities	1,797	290	1,547
Other-than-temporary-impairment loss on investment securities	(205)	—	(29)
Other income	4,013	3,278	3,443
Total noninterest income	19,584	14,441	13,377
NONINTEREST EXPENSE
Compensation and benefits	52,831	37,108	27,714
Premises and occupancy	9,838	7,810	6,335
Data processing and communications	4,261	2,816	2,570
Other real estate owned operations, net	367	121	75
FDIC insurance premiums	1,545	1,376	1,021
Legal, audit and professional expense	2,817	2,514	2,240
Marketing expense	3,981	2,305	1,208
Office and postage expense	2,107	2,005	1,576
Loan expense	2,191	1,268	848
Deposit expense	4,904	3,643	2,964
Merger-related expense	4,388	4,799	1,490
CDI amortization	2,039	1,350	1,014
Other expense	7,296	6,476	5,938
Total noninterest expense	98,565	73,591	54,993
Net income before income taxes	65,318	40,724	27,335
Income tax	25,215	15,209	10,719
Net income	$40,103	$25,515	$16,616
EARNINGS PER SHARE
Basic	$1.49	$1.21	$0.97
Diluted	$1.46	$1.19	$0.96
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	26,931,634	21,156,668	17,046,660
Diluted	27,439,159	21,488,698	17,343,977

Accompanying notes are an integral part of these consolidated financial statements.

INDEX

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
	For the Years ended December 31,
	2016	2015	2014
Net Income	$40,103	$25,515	$16,616
Other comprehensive income (loss), net of tax (benefit):
Unrealized holding gains (losses) on securities arising during the period, net of income taxes (benefits) (1)	(2,013)	(15)	4,506
Reclassification adjustment for net loss (gain) on sale of securities included in net income, net of income taxes (2)	(1,040)	(171)	(911)
Net unrealized gain (loss) on securities, net of income taxes	(3,053)	(186)	3,595
Comprehensive Income	$37,050	$25,329	$20,211

(1) Income tax (benefit) on unrealized holding gains (losses) on securities was $(1.5 million) for 2016, $(13,000) for 2015 and $3.2 million for 2014.
(2) Income tax on reclassification adjustment for net gain on sale of securities included in net income was $757,000 for 2016, $119,000 for 2015 and $636,000 for 2014.

Accompanying notes are an integral part of these consolidated financial statements.

INDEX

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2013	16,656,279	$166	$143,322	$34,815	$(3,077)	$175,226
Net Income	—	—	—	16,616	—	16,616
Other comprehensive income	—	—	—	—	3,595	3,595
Share-based compensation expense	—	—	514	—	—	514
Issuance of common stock	562,469	6	9,006	—	—	9,012
Repurchase of common stock	(447,450)	(4)	(5,634)	—	—	(5,638)
Exercise of stock options	132,586	1	266	—	—	267
Balance at December 31, 2014	16,903,884	$169	$147,474	$51,431	$518	$199,592
Net Income	—	—	—	25,515	—	25,515
Other comprehensive loss	—	—	—	—	(186)	(186)
Share-based compensation expense	—	—	1,165	—	—	1,165
Issuance of restricted stock, net	60,000	—	—	—	—	—
Issuance of common stock	4,480,645	45	72,207	—	—	72,252
Warrants exercised	125,316	1	688	—	—	689
Repurchase of common stock	(7,165)	—	(116)	—	—	(116)
Exercise of stock options	8,066	—	69	—	—	69
Balance at December 31, 2015	21,570,746	$215	$221,487	$76,946	$332	$298,980
Net Income	—	—	—	40,103	—	40,103
Other comprehensive income	—	—	—	—	(3,053)	(3,053)
Share-based compensation expense	—	—	2,729	—	—	2,729
Issuance of restricted stock, net	296,236	—	—	—	—	—
Issuance of common stock	5,815,051	58	119,325	—	—	119,383
Tax effect of share-based compensation	—	—	379	—	—	379
Repurchase of common stock	—	—	(126)	—	—	(126)
Exercise of stock options	116,250	1	1,344	—	—	1,345
Balance at December 31, 2016	27,798,283	$274	$345,138	$117,049	$(2,721)	$459,740

Accompanying notes are an integral part of these consolidated financial statements.

INDEX

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For the Years ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$40,103	$25,515	$16,616
Adjustments to net income:
Depreciation and amortization expense	2,854	2,432	2,198
Provision for loan losses	8,776	6,425	4,684
Share-based compensation expense	2,729	1,165	514
Loss on sale and disposal of premises and equipment	656	—	23
Loss on sale of or write down of other real estate owned	321	92	17
Net amortization on securities available-for-sale	9,157	3,822	2,641
Net accretion of discounts/premiums for loans acquired and deferred loan fees/costs	1,832	(2,967)	(2,179)
Gain on sale of investment securities available-for-sale	(1,797)	(290)	(1,547)
Other-than-temporary impairment recovery on investment securities, net	(205)	—	(29)
Originations of loans held for sale	(103,883)	(87,900)	—
Proceeds from the sales of and principal payments from loans held for sale	115,877	86,604	31
Gain on sale of loans	(9,539)	(7,970)	(6,120)
Deferred income tax benefit	3,887	(1,395)	(2,375)
Change in accrued expenses and other liabilities, net	(4,428)	6,786	2,764
Income from bank owned life insurance, net	(1,164)	(1,147)	(771)
Amortization of core deposit intangible	2,039	1,350	1,014
Change in accrued interest receivable and other assets, net	(3,768)	(8,853)	(4,293)
Net cash provided by operating activities	63,447	23,669	13,188
Cash flows from investing activities:
Net increase in interest-bearing time deposits with financial institutions	—	(1,972)	—
Increase in loans, net	(263,075)	(247,000)	(226,345)
Purchase of loans held for investment	(271,159)	(43,440)	(73,055)
Change in other real estate owned from sales and write-downs	380	(216)	777
Purchase of held-to-maturity securities	—	(9,642)	—
Principal payments on securities available-for-sale	38,935	33,751	26,815
Purchase of securities available-for-sale	(190,140)	(90,127)	(133,689)
Proceeds from sale of securities available-for-sale	223,365	22,032	163,241
Proceeds from maturity of securities available-for-sale	7,580	5,610	3,100
Proceeds from the sale of premises and equipment	10,049	1,506	—
Investment in bank owned life insurance	—	—	(2,000)
Purchases of premises and equipment	(11,970)	(1,887)	(1,448)
Change in FHLB, FRB, and other stock, at cost	(15,012)	(2,856)	(1,617)
Cash acquired (paid) in acquisitions	40,132	2,961	(7,793)
Net cash used in investing activities	(430,915)	(331,280)	(252,014)
Cash flows from financing activities:
Net increase in deposit accounts	313,770	228,279	324,540
Proceeds from issuance of subordinated debt	—	—	58,834
Change in FHLB advances and other borrowings, net	130,919	46,182	(155,065)
Proceeds from exercise of stock options and warrants	1,345	758	267
Repurchase of common stock	(126)	(116)	(5,638)
Net cash provided financing activities	445,908	275,103	222,938
Net increase (decrease) in cash and cash equivalents	78,440	(32,508)	(15,888)
Cash and cash equivalents, beginning of year	78,417	110,925	126,813
Cash and cash equivalents, end of year	$156,857	$78,417	$110,925
Supplemental cash flow disclosures:
Interest paid	$13,564	$12,081	$6,500
Income taxes paid	13,139	12,127	14,700
NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Transfers from loans to other real estate owned	$197	$450	$645
Loans held for sale transfer to loans held for investment	—	—	2,936
Assets acquired (liabilities assumed) in acquisitions (See Note 23):
Investment securities	186,583	53,752	—
FHLB, FRB and other stock	3,671	2,369	—
Loans	456,158	332,893	78,833
Core deposit intangible	4,319	2,903	—
Deferred income tax	6,748	4,794	—
Bank owned life insurance	—	11,276	—
Goodwill	51,658	27,882	5,522
Fixed assets	4,190	2,134	74
Other assets	9,362	2,402	702
Deposits	(636,591)	(336,018)	—
Other borrowings	—	(33,300)	(67,617)
Other liabilities	(8,843)	(1,796)	(709)

Accompanying notes are an integral part of these consolidated financial statements.

INDEX

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

 Principles of Consolidation—The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the ‘‘Corporation’’) and its wholly owned subsidiary, Pacific Premier Bank (the ‘‘Bank’’) (collectively, the ‘‘Company’’).  The Company accounts for its investments in its wholly-owned special purpose entity, PPBI Statutory Trust I ( the “Trust”), using the equity method under which the subsidiary’s net earnings are recognized in the Company’s Statement of Income and the investment in the Trust is included in Other Assets on the Company’s Consolidated Statements of Financial Condition. The Company is organized and operates as a single reporting segment, principally engaged in the commercial banking business.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Description of Business—The Corporation, a Delaware corporation organized in 1997, is a California-based bank holding company that owns 100% of the capital stock of the Bank, the Corporation’s principal operating subsidiary.  The Bank was incorporated and commenced operations in 1983.

The principal business of the Company is attracting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in business loans and real estate property loans.  At December 31, 2016, the Company had 15 depository branches located in the cities of Corona, Encinitas, Huntington Beach, Irvine, Los Alamitos, Murrieta, Newport Beach, Palm Desert (2), Palm Springs, Redlands, Riverside, San Bernardino (2), and San Diego.  The Company is subject to competition from other financial institutions.  The Company is subject to the regulations of certain governmental agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation—The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP.  Certain amounts in the prior periods' financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact to previously reported net income or stockholders' equity.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, due from banks and fed funds sold.  Interest bearing deposits with financial institutions represent mostly cash held at the Federal Reserve Bank of San Francisco. At December 31, 2016, there were no cash reserves required by the Board of Governors of the Federal Reserve System (“Federal Reserve”) for depository institutions based on the amount of deposits held.  The Company maintains amounts due from banks that exceed federally insured limits.  The Company has not experienced any losses in such accounts.

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

Securities Held-to-Maturity—Investments in debt securities that management has the positive intent and ability to hold to maturity are reported at cost and adjusted for unamortized premiums and unearned discounts that are recognized in interest income using the interest method over the period to maturity.  If the cost basis of these

INDEX

securities is determined to be other than temporarily impaired, the amount of the impairment is charged to operations.

Securities Available-for-Sale—Investments in debt securities that management has no immediate plan to sell, but which may be sold in the future, are valued at fair value.  Premiums and discounts are amortized using the interest method over the remaining period to the call date for premiums or contractual maturity for discounts and, in the case of mortgage-backed securities the estimated average life, which can fluctuate based on the anticipated prepayments on the underlying collateral of the securities.  Unrealized holding gains and losses, net of tax, are excluded from earnings and reported as a separate component of stockholders’ equity as accumulated other comprehensive income.  If the cost basis of the security is deemed other than temporarily impaired the amount of the impairment is charged to operations.  Realized gains and losses on the sales of securities are determined on the specific identification method, recorded on a trade date basis based on the amortized cost basis of the specific security and are included in noninterest income as net gain (loss) on investment securities.

Impairment of Investments—Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other-than-temporary impairments ("OTTI") result in write-downs of the individual securities to their fair value.   In estimating OTTI losses, management considers: (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; (iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and (iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads. If it is determined that an OTTI exists and either the Company intends to sell the security or it is likely the security will be required to sell before its anticipated recovery, the amount of the OTTI will be recognized in earnings. If the Company has the intent and ability to retain the security, the Company will determine the amount of the impairment related to credit loss and the amount related to other factors. The portion related to the credit loss will be recognized in earnings and the portion related to other factors will be included in other comprehensive income. The related write-downs are included in operations as realized losses in the category of other-than-temporary impairment loss on investment securities, net.

Federal Home Loan Bank ("FHLB") Stock—The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Federal Reserve Bank ("FRB") Stock—The Bank is a member of the Federal Reserve Bank of San Francisco. FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Loans Held for Sale—Small Business Administration ("SBA") loans that the Company has the intent to sell prior to maturity have been designated as held for sale at origination and are recorded at lower of cost or fair market value. Gains or losses are recognized upon the sale of the loans on a specific identification basis.

Loan Servicing Asset—The Company typically sells the guaranteed portion of SBA loans and retains the unguaranteed portion (“retained interest”). A portion of the premium on sale of SBA loans is recognized as gain on sale of loans at the time of the sale by allocating the carrying amount between the asset sold and the retained interest, based on their relative fair values. The remaining portion of the premium is recorded as a discount on the retained interest and is amortized over the remaining life of the loan as an adjustment to yield. The retained interest, net of any discount, are included in loans held for investment—net of allowance for loan losses in the accompanying consolidated statements of financial condition.
Servicing assets are recognized when SBA loans are sold with servicing retained with the income statement effect recorded in gains on sales of SBA loans. Servicing assets are initially recorded at fair value based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate. The Company’s servicing costs approximates the industry average servicing costs of 40

INDEX

basis points. The servicing assets are subsequently amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. The Company periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to carrying amount.

Loans Held for Investment—Loans held for investment are carried at amortized cost, net of discounts and premiums, deferred loan origination fees and costs and ALLL.  Net deferred loan origination fees and costs on loans are amortized or accreted using the interest method over the expected life of the loans.  Amortization of deferred loan fees and costs are discontinued for loans placed on nonaccrual.  Any remaining deferred fees or costs and prepayment fees associated with loans that payoff prior to contractual maturity are included in loan interest income in the period of payoff.  Loan commitment fees received to originate or purchase a loan are deferred and, if the commitment is exercised, recognized over the life of the loan as an adjustment of yield or, if the commitment expires unexercised, recognized as income upon expiration of the commitment.  Loans held for investment are not adjusted to the lower of cost or estimated fair market value because it is management's intention, and the Company has the ability, to hold these loans to maturity.

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

Allowance for Loan Losses—The Company maintains an ALLL at a level deemed appropriate by management to provide for known or probable incurred losses in the portfolio at the consolidated statements of financial condition date.  The Company has implemented and adheres to an internal asset review system and loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover loan losses.  Management’s determination of the adequacy of the loan loss allowance is based on an evaluation of the composition of the portfolio, actual loss experience, industry charge-off experience on income property loans, current economic conditions, and other relevant factors in the area in which the Company’s lending and real estate activities are based.  These factors may affect the borrowers’ ability to pay and the value of the underlying collateral.  The allowance is calculated by applying loss factors to loans held for investment according to loan program type and loan classification.  The loss factors are established based primarily upon the Bank’s historical loss experience and the industry charge-off experience and are evaluated on a quarterly basis.

At December 31, 2016, the following portfolio segments have been identified. Segments are groupings of similar loans at a level which the Company has adopted systematic methods of documentation for determining its allowance for loan losses:

INDEX

•
Commercial and industrial (including Franchise) - Commercial and industrial loans are secured by business assets including inventory, receivables and machinery and equipment to businesses located in our primary market area. Loan types includes revolving lines or credit, term loans, seasonal loans and loans secured by liquid collateral such as cash deposits or marketable securities. HOA credit facilities are included in C&I loans. We also issue letters of credit on behalf of our customers. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company's investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company's investment is dependent upon the borrower's ability to collect amounts due from its customers.

•
Commercial real estate (including owner-occupied and nonowner occupied) - Commercial real estate includes various type of loans which the Company holds real property as collateral. Commercial real estate lending activity is typically restricted to owner-occupied or nonowner-occupied. The primary risks of real estate loans include the borrower's inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make the real estate loan unprofitable. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.

•
SBA - We are approved to originate loans under the SBA's Preferred Lenders Program ("PLP"). The PLP lending status affords us a higher level of delegated credit autonomy, translating to a significantly shorter turnaround time from application to funding, which is critical to our marketing efforts. We originate loans nationwide under the SBA's 7(a), SBAExpress, International Trade and 504(a) loan programs, in conformity with SBA underwriting and documentation standards. SBA loans are similar to commercial business loans, but have additional credit enhancement provided by the U.S. Small Business Administration, for up to 85 percent of the loan amount for loans up to $150 thousand and 75 percent of the loan amount for loans of more than $150 thousand. The Company originates SBA loans with the intent to sell the guaranteed portion into the secondary market on a quarterly basis.

•
Multi-family - Loans secured by multi-family and commercial real estate properties generally involve a greater degree of credit risk than one-to-four family loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy.

•
One-to-four family - Although we do not originate first lien single family loans, we occasionally purchase such loans to diversify our portfolio. The primary risks of one-to-four family loans include the borrower's inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make loan unprofitable.

•
Construction and land - We originate loans for the construction of 1-4 family and multi-family residences and CRE properties in our market area. We concentrate our efforts on single homes and small infill projects in established neighborhoods where there is not abundant land available for development. Construction loans are considered to have higher risks due to construction completion and timing risk, and the ultimate repayment being sensitive to interest rate changes, government regulation of real property and the availability of long-term financing. Additionally, economic conditions may impact the Company's ability to recover its investment in construction loans, as adverse economic conditions may negatively impact the real estate market which could affect the borrower's ability to complete and sell the project. Additionally, the fair value of the underlying collateral may fluctuate as market conditions change. We occasionally originate land loans located predominantly in California for the purpose of facilitating the ultimate construction of a home or commercial building. The primary risks include the borrower's inability to pay and the inability of the Company to recover its investment due to a decline in the fair value of the underlying collateral.

INDEX

•
Consumer loans - We originate a limited number of consumer loans, generally for banking customers only, which consist primarily of home equity lines of credit, savings account secured loans and auto loans. Repayment of these loans is dependent on the borrower's ability to pay and the fair value of the underlying collateral.

Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL.  Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

In the opinion of management, and in accordance with the credit loss allowance methodology, the present allowance is considered adequate to absorb probable incurred credit losses.  Additions and reductions to the allowance are reflected in current operations.  Charge-offs to the allowance, for all loan segments, are made when specific assets are considered uncollectible or are transferred to other real estate owned and the fair value of the property is less than the loan’s recorded investment.  Recoveries are credited to the allowance.

Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may extend beyond the Company’s control.

Certain Acquired Loans—As part of business acquisitions, the Bank acquires certain loans that have shown evidence of credit deterioration since origination. These acquired loans are recorded at the fair value, such that there is no carryover of the seller’s allowance for loan losses. Such acquired loans are accounted for individually. The Bank estimates the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of the fair value is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference). Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, an impairment is recorded through the allowance for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Other Real Estate Owned—The Company obtains an appraisal and/or market valuation on all other real estate owned at the time of possession.  Real estate properties acquired through, or in lieu of, loan foreclosure are recorded at fair value, less cost to sell, with any excess loan balance charged against the allowance for estimated loan losses.  After foreclosure, valuations are periodically performed by management.  Any subsequent fair value losses are recorded to other real estate owned operations with a corresponding write-down to the asset.  All legal fees and direct costs, including foreclosure and other related costs are expensed as incurred.  Revenue and expenses from continued operations are included in other real estate owned operations in the consolidated statement of income.

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

INDEX

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

Goodwill and Core Deposit Intangible—Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate the necessity for such impairment tests to be performed. The Company has selected November 30th as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Core deposit intangible assets arising from whole bank acquisitions are amortized on either an accelerated basis, reflecting the pattern in which the economic benefits of the intangible asset is consumed or otherwise used up, or on a straight-line amortization method over their estimated useful lives, which ranges from 6 to 10 years.

Loan Commitments and Related Financial Instruments—Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

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

Income Taxes—Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the asset liability method.  In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are to be recognized for temporary differences that will result in deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized.  At December 31, 2016 and 2015, there was no valuation allowance deemed necessary against the Company’s deferred tax asset. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Earnings per Share—Earnings per share of common stock is calculated on both a basic and diluted basis based on the weighted average number of common and common equivalent shares outstanding, excluding common shares in treasury.  Basic earnings per share excludes dilution and is computed by dividing income available to stockholders by the weighted average number of common shares outstanding for the period. All outstanding

INDEX

unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for the basic calculation.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then would share in earnings.

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

Loss Contingencies—Loss contingencies, including claims and legal action arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Fair Value of Financial Instruments—Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Accounting Standards Adopted in 2016

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, Business Combinations (Topic 805): Simplifying the Accounting Measurement-Period. The amendments require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change in the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if an adjustment to the estimated amounts had been recognized as of the acquisition date. These amendments are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date. The adoption of this standard did not have a material effect on the Company's operating results or financial condition.

In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is effective for interim and annual periods beginning after December 15, 2015. The adoption of this standard did not have a material effect on the Company's operating results or financial condition.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The FASB amended existing guidance related to the presentation of debt issuance costs. It requires entities to present debt issuance costs related to a recognized debt

INDEX

liability as a direct deduction from the carrying amount of that debt liability. The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendments are to be applied on a retrospective basis, with the period-specific effects of applying the new guidance reflected on the balance sheet of each period presented. The adoption of this standard did not have a material effect on the Company's operating results or financial condition.

Recent Accounting Guidance Not Yet Effective

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The Update includes the following clarifications: 1) nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty; 2) an entity should allocate consideration to each distinct asset by applying the guidance in Subtopic 606 on allocating the transaction price to performance obligations; and 3) requires entities to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (1) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Subtopic 810 and (2) transfers control of the asset in accordance with Subtopic 606. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the effects of ASU 2017-05 on its financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. Under the current implementation guidance in Topic 805, there are three elements of a business-inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in this Update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this Update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the Board has developed more stringent criteria for sets without outputs. Lastly, the amendments in this Update narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the effects of ASU 2017-01 on its financial statements and disclosures.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. The Update covers a wide range of Topics in the Accounting Standards Codification. The amendments generally fall into one of the following types of categories; 1) amendments related to differences between original guidance and the Accounting Standards Codification; 2) guidance clarification and reference corrections; 3) simplification; and 4) minor improvements. The Update includes simplification and minor improvements to Topics on insurance and troubled debt restructuring that result in numerous editorial changes to the Accounting Standards Codification. The changes are not expected to affect current accounting practice or result in any significant costs. Most of the amendments in this Update do not require transition guidance and are effective upon issuance of this Update. The Company is currently evaluating the effects of ASU 2016-19 on its financial statements and disclosures.

INDEX

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2016-18 on its financial statements and disclosures.
In August 2016, the FASB issued ASU 2016-15, Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The Update provides guidance on eight specific cash flow classification issues, which include: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or debt with coupon interest rates that are insignificant in relation to the effective interest rate; 3) contingent consideration payments made soon after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investments; 7) beneficial interest in securitization transactions; and 8) separately identifiable cash flows and the application of the predominance principle. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period; however, an entity is required to adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the effects of ASU 2016-15 on its financial statements and disclosures.

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

ASU 2014-09, Revenue From Contracts With Customers (Topic 606), ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11 Revenue Recognition (Topic 605) and Derivatives ad Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20 Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements to Topic 606. The FASB amended existing guidance related to revenue from contracts with customers, superseding and replacing nearly all existing revenue recognition guidance, including industry-specific guidance, establishing a new control-based revenue recognition model, changing the basis for deciding when revenue is recognized over time or at a point in time, providing new and more detailed guidance on specific topics and expanding and improving disclosures about revenue. In addition, this guidance specifies the accounting for some costs to obtain or fulfill a contract with a customer. The amendments are effective for public entities for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the effects of these standards on its financial statements and disclosures.

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

INDEX

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

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments clarify that a change in the counterparty to a derivative instrument designated as a hedging instrument does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria remain the same. The Update is effective for public business entities for fiscal years beginning after December 31, 2016, including interim periods within those years. The Company does not expect these amendments to have a material effect on its financial statements.

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

INDEX

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

New comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III”, became effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions, and fully phased in by January 1, 2019. The most significant of the provisions of the New Capital Rules which applied to the Company and the Bank were as follows: the phase-out of trust preferred securities from Tier 1 capital, the higher risk-weighting of high volatility and past due real estate loans and the capital treatment of deferred tax assets and liabilities above certain thresholds. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.00% for 2015 to 2.50% by 2019. The capital conservation buffer for 2016 is 0.625%.

INDEX

As defined in applicable regulations and set forth in the table below, at December 31, 2016 and 2015, the Company and the Bank continue to exceed the “well capitalized” standards:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2016
Tier 1 leverage ratio
Bank	$410,524	10.94%	$150,107	4.00%	$187,634	5.00%
Consolidated	366,658	9.78%	150,027	4.00%	N/A	N/A
Common equity tier 1 risk-based capital ratio
Bank	410,524	11.70%	157,840	4.50%	227,991	6.50%
Consolidated	356,658	10.17%	157,878	4.50%	N/A	N/A
Tier 1 risk-based capital ratio
Bank	410,524	11.70%	210,453	6.00%	280,605	8.00%
Consolidated	366,658	10.45%	210,503	6.00%	N/A	N/A
Total risk-based capital ratio
Bank	432,943	12.34%	280,605	8.00%	350,756	10.00%
Consolidated	448,150	12.77%	280,671	8.00%	N/A	N/A
At December 31, 2015
Tier 1 leverage ratio
Bank	$304,442	11.41%	$106,684	4.00%	$133,354	5.00%
Consolidated	254,280	9.52%	106,886	4.00%	N/A	N/A
Common equity tier 1 risk-based capital ratio
Bank	304,442	12.35%	110,954	4.50%	160,267	6.50%
Consolidated	245,224	9.91%	111,336	4.50%	N/A	N/A
Tier 1 risk-based capital ratio
Bank	304,442	12.35%	147,938	6.00%	197,251	8.00%
Consolidated	254,280	10.28%	148,448	6.00%	N/A	N/A
Total risk-based capital ratio
Bank	322,361	13.07%	197,251	8.00%	246,564	10.00%
Consolidated	332,200	13.43%	197,931	8.00%	N/A	N/A

INDEX

3. Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	December 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Available-for-sale:
Corporate	$37,475	$372	$(205)	$37,642
Municipal bonds	120,155	338	(1,690)	118,803
Collateralized mortgage obligation: residential	31,536	25	(173)	31,388
Mortgage-backed securities: residential	196,496	69	(3,435)	193,130
Total available-for-sale	385,662	804	(5,503)	380,963
Held-to-maturity:
Mortgage-backed securities: residential	7,375	—	(104)	7,271
Other	1,190	—	—	1,190
Total held-to-maturity	8,565	—	(104)	8,461
Total securities	$394,227	$804	$(5,607)	$389,424

	December 31, 2015
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
	(dollars in thousands)
Available-for-sale:
Municipal bonds	$128,546	$1,796	$(97)	$130,245
Collateralized mortgage obligation: residential	24,722	4	(183)	24,543
Mortgage-backed securities: residential	126,443	153	(1,111)	125,485
Total available-for-sale	279,711	1,953	(1,391)	280,273
Held-to-maturity:
Mortgage-backed securities: residential	8,400	—	(70)	8,330
Other	1,242	—	—	1,242
Total held-to-maturity	9,642	—	(70)	9,572
Total securities	$289,353	$1,953	$(1,461)	$289,845

At December 31, 2016, mortgage-backed securities (“MBS”) with an estimated par value of $63.6 million and a fair value of $65.3 million were pledged as collateral for the Bank’s three inverse putable reverse repurchase agreements which totaled $28.5 million and Homeowner's Association ("HOA") reverse repurchase agreements which totaled $21.5 million.

At December 31, 2016 and 2015, there were not holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

The Company reviews individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is temporary (i) those declines were due to interest rate changes and not to a deterioration in the creditworthiness of the issuers of those investment securities, and (ii) we have the ability to hold those securities until there is a recovery in their values or until their maturity.

INDEX

If it is probable that the Company will be unable to collect all amounts due according to contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment ("OTTI") shall be considered to have occurred.  If an OTTI occurs, the cost basis of the security will be written down to its fair value as the new cost basis and the write down accounted for as a realized loss. The Company realized OTTI recovery of $2,000 as of December 31, 2016, which relates to investment income from previously charged-off investments. As of December 31, 2016, the Company realized OTTI losses net of recoveries of $205,000. A $207,000 OTTI was taken in the first quarter of 2016, related to a CRA investment purchased in June of 2014 with a par value of $50, and a book value of $500,000. In March of 2016, the shareholders of the investment voted to approve a sale of the institution at a per share acquisition price less than the Bank's book value, and the sale closed in July 2016. The Company is currently waiting to receive the proceeds for its outstanding shares. As a result, the Bank's current holdings were written down and the loss recognized. The Company did not realize any OTTI losses in 2015 and $29,000 in 2014.

During the years ended December 31, 2016, 2015 and 2014, the Company recognized gross gains on sales of available-for-sale securities in the amount of $1.8 million, $317,000 and $2.1 million, respectively. During the years ended December 31, 2016, 2015 and 2014, the Company recognized gross losses on sales of available-for-sale securities in the amount of $9,000, $27,000 and $578,000, respectively. The Company had net proceeds from the sale of available-for-sale securities of $223 million, $22 million and $163 million during the years ended December 31, 2016, 2015 and 2014, respectively. In addition, the Company had net proceeds from the maturity/call of available-for-sale securities of $7.6 million, $5.6 million and $3.1 million during the years ended December 31, 2016, 2015 and 2014.

INDEX

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	December 31, 2016
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Available-for-sale:
Corporate	3	$7,609	$(205)	—	$—	$—	3	$7,609	$(205)
Municipal bonds	152	85,750	(1,690)	—	—	—	152	85,750	(1,690)
Collateralized mortgage obligation: residential	5	19,092	(173)	—	—	—	5	19,092	(173)
Mortgage-backed securities: residential	55	149,740	(2,916)	4	16,039	(519)	59	165,779	(3,435)
Total available-for-sale	215	262,191	(4,984)	4	16,039	(519)	219	278,230	(5,503)
Held-to-maturity:
Mortgage-backed securities: residential	1	7,271	(104)	—	—	$—	1	7,271	(104)
Total held-to-maturity	1	7,271	(104)	—	—	$—	1	7,271	(104)
Total securities	216	$269,462	$(5,088)	4	$16,039	$(519)	220	$285,501	$(5,607)

	December 31, 2015
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Available-for-sale:
Municipal bonds	32	$15,516	$(61)	6	$3,349	$(36)	38	$18,865	$(97)
Collateralized mortgage obligation: residential	5	22,771	(183)	—	—	—	5	22,771	(183)
Mortgage-backed securities: residential	34	83,488	(679)	3	12,935	(432)	37	96,423	(1,111)
Total available-for-sale	71	$121,775	(923)	9	16,284	(468)	80	138,059	(1,391)
Held-to-maturity:
Mortgage-backed securities: residential	1	8,330	(70)	—	—	—	1	8,330	(70)
Total held-to-maturity	1	8,330	(70)	—	—	—	1	8,330	(70)
Total securities	72	$130,105	$(993)	9	$16,284	$(468)	81	$146,389	$(1,461)

INDEX

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2016, by contractual maturity are shown in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available-for-sale:
Corporate	$—	$—	$—	$—	$37,475	$37,642	$—	$—	$37,475	$37,642
Municipal bonds	1,236	1,236	28,450	28,361	43,307	42,715	47,162	46,491	120,155	118,803
Collateralized mortgage obligation: residential	—	—	—	—	1,392	1,395	30,144	29,993	31,536	31,388
Mortgage-backed securities: residential	—	—	1,166	1,160	22,813	22,627	172,517	169,343	196,496	193,130
Total available-for-sale	1,236	1,236	29,616	29,521	104,987	104,379	249,823	245,827	385,662	380,963
Held-to-maturity:
Mortgage-backed securities: residential	—	—	—	—	—	—	7,375	7,271	7,375	7,271
Other	—	—	—	—	—	—	1,190	1,190	1,190	1,190
Total held-to-maturity	—	—	—	—	—	—	8,565	8,461	8,565	8,461
Total securities	$1,236	$1,236	$29,616	$29,521	$104,987	$104,379	$258,388	$254,288	$394,227	$389,424

Unrealized gains and losses on investment securities available-for-sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss.  At December 31, 2016, the Company had accumulated other comprehensive loss of $4.7 million, or $2.7 million net of tax, compared to accumulated other comprehensive income of $562,000 or $332,000 net of tax, at December 31, 2015.

FHLB, FRB, and other stock

At December 31, 2016, the Company had $14.4 million in Federal Home Loan Bank ("FHLB") stock, $10.9 million in Federal Reserve Bank ("FRB") stock, and $12.0 million in other stock, all carried at cost.  During the year ended December 31, 2016, FHLB did not repurchase any of the Company’s excess FHLB stock through their stock repurchase program.  During the years ended December 31, 2015 and 2014, the FHLB had repurchased $16.4 million and $3.4 million respectively, of the Company’s excess FHLB stock through their stock repurchase program. The Company evaluates its investments in FHLB and other stock for impairment periodically, including their capital adequacy and overall financial condition. No impairment losses have been recorded through December 31, 2016.

INDEX

4. Loans

The following table presents the composition of the loan portfolio as of the dates indicated:

	For the Years Ended December 31,
	2016	2015
	(dollars in thousands)
Business loans:
Commercial and industrial	$563,169	$309,741
Franchise	459,421	328,925
Commercial owner occupied	454,918	294,726
SBA	96,705	62,256
Warehouse facilities	—	143,200
Real estate loans:
Commercial non-owner occupied	586,975	421,583
Multi-family	690,955	429,003
One-to-four family	100,451	80,050
Construction	269,159	169,748
Land	19,829	18,340
Other loans	4,112	5,111
Total gross loans	3,245,694	2,262,683
Less loans held for sale, net	7,711	8,565
Total gross loans held for investment	3,237,983	2,254,118
Plus:
Deferred loan origination costs and premiums, net	3,630	197
Allowance for loan losses	(21,296)	(17,317)
Loans held for investment, net	$3,220,317	$2,236,998

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

Loans Serviced for Others

The Company generally retains the servicing rights of the guaranteed portion of SBA loans sold, for which the Company records a servicing asset at fair value within other assets. At December 31, 2016 and 2015, the servicing asset total $5.3 million and $2.8 million, respectively and was included in other assets. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount.

INDEX

Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. At December 31, 2016 and 2015, the Company determined that no valuation allowance was necessary.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balance of loans and participations serviced for others were $303 million at December 31, 2016 and $188 million at December 31, 2015.

Purchased Credit Impaired Loans

The Company acquired purchased loans as part of its acquisitions of Canyon National Bank in 2011, Palm Desert National Bank in 2012, Independence Bank in 2015 and Security Bank of California in 2016 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at the time of acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans at December 31, 2016, and 2015 was as follows:

	For the Years Ended December 31,
	2016	2015
	(dollars in thousands)
Business loans:
Commercial and industrial	$2,586	$289
Commercial owner occupied	491	884
Real estate loans:
Commercial non-owner occupied	1,088	2,088
One-to-four family	1	85
Other	393	—
Total purchase credit impaired	$4,559	$3,346

The following table summarizes the accretable yield on the purchased credit impaired for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Balance at the beginning of period	$2,726	$1,403	$1,676
Accretable yield at acquisition	788	602	—
Accretion	(1,354)	(385)	(255)
Disposals and other	165	(249)	(18)
Change in accretable yield	1,422	1,355	—
Balance at the end of period	$3,747	$2,726	$1,403

INDEX

Impaired Loans

The following tables provide a summary of the Company’s investment in impaired loans as of and for the periods indicated:

			Impaired Loans
	Recorded Investment	Unpaid Principal Balance	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
December 31, 2016
Business loans:
Commercial and industrial	$250	$1,990	$250	$—	$250	$864	$76
Franchise	—	—	—	—	—	1,016	68
Commercial owner occupied	436	847	—	436	—	505	37
SBA	316	3,865	—	316	—	331	23
Real estate loans:
Commercial non-owner occupied	—	—	—	—	—	1,072	93
One-to-four family	124	291	—	124	—	226	18
Land	15	36	—	15	—	18	2
Totals	$1,141	$7,029	$250	$891	$250	$4,032	$317
December 31, 2015
Business loans:
Commercial and industrial	$313	$578	$—	$313	$—	$90	$29
Franchise	1,630	2,394	1,461	169	731	1,386	3
Commercial owner occupied	536	883	—	536	—	415	67
Real estate loans:
Commercial non-owner occupied	214	329	—	214	—	430	19
One-to-four family	70	98	—	70	—	204	5
Land	21	37	—	21	—	13	—
Totals	$2,784	$4,319	$1,461	$1,323	$731	$2,538	$123
December 31, 2014
Business loans:
Commercial and industrial	$—	$—	$—	$—	$—	$11	$—
Commercial owner occupied	388	440	—	388	—	514	46
SBA	—	—	—	—	—	5	—
Real estate loans:
Commercial non-owner occupied	848	1,217	—	848	—	908	85
One-to-four family	236	256	—	236	—	440	17
Totals	$1,472	$1,913	$—	$1,472	$—	$1,878	$148

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

We sometimes modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments and, in limited cases, concessions to the outstanding loan balances. These loans are classified as troubled debt restructurings (“TDRs”) and considered impaired loans. TDRs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition or cash flows. A workout plan between us and the borrower is designed to provide a bridge for borrower cash flow shortfalls in the near term. A TDR loan may be returned to accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a time frame of at least six months and the ultimate collectability of the total contractual restructured principal and interest in no longer in doubt. These loans, while no longer considered a TDR, are still considered impaired loans. The Company had no troubled debt restructures at December 31, 2016 or 2015.

When loans are placed on nonaccrual status all accrued interest is reversed from current period earnings.  Payments received on nonaccrual loans are generally applied as a reduction to the loan principal balance.  If the likelihood of further loss is remote, the Company will recognize interest on a cash basis only.  Loans may be returned to accruing status if the Company believes that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on nonaccrual.

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest.  The Company had loans on nonaccrual status of $1.1 million, $4.0 million and $1.4 million at December 31, 2016, 2015 and 2014, respectively.  If such loans had been performing in accordance with their original terms, the Company would have recorded additional loan interest income of $360,000 in 2016, $279,000 in 2015, and $151,000 in 2014.  The Company did not record income from the receipt of cash payments related to nonaccruing loans during the years ended December 31, 2016, 2015 and 2014.  The Company had no loans 90 day or more past due and still accruing at December 31, 2016 or 2015.

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

The Company maintains a comprehensive credit policy which sets forth minimum and maximum tolerances for key elements of loan risk.  The policy identifies and sets forth specific guidelines for analyzing each of the loan products the Company offers from both an individual and portfolio wide basis.  The credit policy is

INDEX

reviewed annually by the Bank Board.  The Bank's seasoned underwriters ensure all key risk factors are analyzed with most loan underwriting including a comprehensive global cash flow analysis.

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

INDEX

The following tables stratify the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of the periods indicated:

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
December 31, 2016	(dollars in thousands)
Business loans:
Commercial and industrial	$550,919	$8,216	$3,784	$250	$563,169
Franchise	459,421	—	—	—	459,421
Commercial owner occupied	450,416	281	4,221	—	454,918
SBA	96,190	53	462	—	96,705
Real estate loans:
Commercial non-owner occupied	585,093	810	1,072	—	586,975
Multi-family	681,942	6,610	2,403	—	690,955
One-to-four family	100,010	—	441	—	100,451
Construction	269,159	—	—	—	269,159
Land	19,814	—	15	—	19,829
Other loans	3,719	—	393	—	4,112
Totals	$3,216,683	$15,970	$12,791	$250	$3,245,694

	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
December 31, 2015	(dollars in thousands)
Business loans:
Commercial and industrial	$306,513	$73	$3,155	$—	$309,741
Franchise	327,295	—	169	1,461	328,925
Commercial owner occupied	286,270	627	7,829	—	294,726
SBA	62,256	—	—	—	62,256
Warehouse facilities	143,200	—	—	—	143,200
Real estate loans:
Commercial non-owner occupied	418,917	—	2,666	—	421,583
Multi-family	425,616	—	3,387	—	429,003
One-to-four family	78,997	—	1,053	—	80,050
Construction	169,748	—	—	—	169,748
Land	18,319	—	21	—	18,340
Other loans	5,111	—	—	—	5,111
Totals	$2,242,242	$700	$18,280	$1,461	$2,262,683

INDEX

		Days Past Due
	Current	30-59	60-89	90+	Total Gross Loans	Non-accruing
December 31, 2016	(dollars in thousands)
Business loans:
Commercial and industrial	$562,805	$104	$—	$260	$563,169	$250
Franchise	459,421	—	—	—	459,421	—
Commercial owner occupied	454,918	—	—	—	454,918	436
SBA	96,389	—	—	316	96,705	316
Real estate loans:
Commercial non-owner occupied	586,975	—	—	—	586,975	—
Multi-family	690,955	—	—	—	690,955	—
One-to-four family	100,314	18	71	48	100,451	124
Construction	269,159	—	—	—	269,159	—
Land	19,814	—	—	15	19,829	15
Other loans	4,112	—	—	—	4,112	—
Totals	$3,244,862	$122	$71	$639	$3,245,694	$1,141
		Days Past Due
	Current	30-59	60-89	90+	Total Gross Loans	Non-accruing
December 31, 2015
Business loans:
Commercial and industrial	$309,464	$20	$—	$257	$309,741	$463
Franchise	327,295	—	—	1,630	328,925	1,630
Commercial owner occupied	294,371	—	355	—	294,726	536
SBA	62,256	—	—	—	62,256	—
Warehouse facilities	143,200	—	—	—	143,200	—
Real estate loans:
Commercial non-owner occupied	421,369	214	—	—	421,583	1,164
Multi-family	429,003	—	—	—	429,003	—
One-to-four family	79,915	89	—	46	80,050	155
Construction	169,748	—	—	—	169,748	—
Land	18,319	—	—	21	18,340	21
Other loans	5,111	—	—	—	5,111	1
Totals	$2,260,051	$323	$355	$1,954	$2,262,683	$3,970

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

INDEX

The Company's base ALLL factors are determined by management using the Bank's annualized actual trailing charge-off data over intervals ranging from 6 to 84 months. Adjustments to those base factors are made for relevant internal and external factors. Those factors may include:

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

The resulting total ALLL factor is compared for reasonableness against the 10-year average, 15-year average, and trailing 12 month total charge-off data for all Federal Deposit Insurance Corporation (“FDIC”) insured commercial banks and savings institutions based in California. These factors are applied to balances graded pass-1 through pass-5. For loans risk graded as watch or worse, progressively higher potential loss factors are applied based on management’s judgment, taking into consideration the specific characteristics of the Bank’s portfolio and analysis of results from a select group of the Company’s peers.

INDEX

The following tables summarize the allocation of the allowance as well as the activity in the allowance attributed to various segments in the loan portfolio as of and for the periods indicated:

	Commercial and Industrial	Franchise	Commercial Owner Occupied	SBA	Warehouse Facilities	Commercial Non-owner Occupied	Multi-family	One-to-four Family	Construction	Land	Other Loans	Total
	(dollars in thousands)
Balance, December 31, 2015	$3,449	$3,124	$1,870	$1,500	$759	$2,048	$1,583	$698	$2,030	$233	$23	$17,317
Charge-offs	(2,802)	(980)	(329)	(980)	—	—	—	(151)	—	—	—	(5,242)
Recoveries	177	—	25	193	—	21	—	25	—	—	4	445
Provisions for (reduction in) loan losses	5,538	1,701	(373)	326	(759)	(354)	1,344	(207)	1,602	(35)	(7)	8,776
Balance, December 31, 2016	$6,362	$3,845	$1,193	$1,039	$—	$1,715	$2,927	$365	$3,632	$198	$20	$21,296
Amount of allowance attributed to:
Specifically evaluated impaired loans	$250	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$250
General portfolio allocation	6,112	3,845	1,193	1,039	—	1,715	2,927	365	3,632	198	20	21,046
Loans individually evaluated for impairment	250	—	436	316	—	—	—	124	—	15	—	1,141
Specific reserves to total loans individually evaluated for impairment	100.00%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	21.91%
Loans collectively evaluated for impairment	$562,919	$459,421	$454,482	$88,678	$—	$586,975	$690,955	$100,327	$269,159	$19,814	$4,112	$3,236,842
General reserves to total loans collectively evaluated for impairment	1.09%	0.84%	0.26%	1.17%	—%	0.29%	0.42%	0.36%	1.35%	1.00%	0.49%	0.65%
Total gross loans	$563,169	$459,421	$454,918	$88,994	$—	$586,975	$690,955	$100,451	$269,159	$19,829	$4,112	$3,237,983
Total allowance to gross loans	1.13%	0.84%	0.26%	1.17%	—%	0.29%	0.42%	0.36%	1.35%	1.00%	0.49%	0.66%

INDEX

	Commercial and Industrial	Franchise	Commercial Owner Occupied	SBA	Warehouse Facilities	Commercial Non-owner Occupied	Multi-family	One-to-four Family	Construction	Land	Other Loans	Total
	(dollars in thousands)
Balance, December 31, 2014	$2,646	$1,554	$1,757	$568	$546	$2,007	$1,060	$842	$1,088	$108	$24	$12,200
Charge-offs	(484)	(764)	—	—	—	(116)	—	(16)	—	—	—	(1,380)
Recoveries	47	—	—	8	—	3	—	13	—	—	1	72
Provisions for (reduction in) loan losses	1,240	2,334	113	924	213	154	523	(141)	942	125	(2)	6,425
Balance, December 31, 2015	$3,449	$3,124	$1,870	$1,500	$759	$2,048	$1,583	$698	$2,030	$233	$23	$17,317
Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$731	$—	$—	$—	$—	$—	$—	$—	$—	$—	$731
General portfolio allocation	3,449	2,393	1,870	1,500	759	2,048	1,583	698	2,030	233	23	16,586
Loans individually evaluated for impairment	313	1,630	536	—	—	214	—	70	—	21	—	2,784
Specific reserves to total loans individually evaluated for impairment	—%	44.85%	—%	—%	—%	—%	—%	—%	—%	—%	—%	26.26%
Loans collectively evaluated for impairment	$309,428	$327,295	$294,190	$62,256	$143,200	$421,369	$429,003	$79,980	$169,748	$18,319	$5,111	$2,259,899
General reserves to total loans collectively evaluated for impairment	1.11%	0.73%	0.64%	2.41%	0.53%	0.49%	0.37%	0.87%	1.20%	1.27%	0.45%	0.73%
Total gross loans	$309,741	$328,925	$294,726	$53,691	$143,200	$421,583	$429,003	$80,050	$169,748	$18,340	$5,111	$2,254,118
Total allowance to gross loans	1.11%	0.95%	0.63%	2.79%	0.53%	0.49%	0.37%	0.87%	1.20%	1.27%	0.45%	0.77%

INDEX

	Commercial and Industrial	Franchise	Commercial Owner Occupied	SBA	Warehouse Facilities	Commercial Non-owner Occupied	Multi-family	One-to-four Family	Construction	Land	Other Loans	Total
	(dollars in thousands)
Balance, December 31, 2013	$1,968	$—	$1,818	$151	$392	$1,658	$817	$1,099	$136	$127	$34	$8,200
Charge-offs	(223)	—	—	—	—	(365)	—	(195)	—	—	—	(783)
Recoveries	42	—	—	4	—	—	—	34	—	—	19	99
Provisions for (reduction in) loan losses	859	1,554	(61)	413	154	714	243	(96)	952	(19)	(29)	4,684
Balance, December 31, 2014	$2,646	$1,554	$1,757	$568	$546	$2,007	$1,060	$842	$1,088	$108	$24	$12,200
Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
General portfolio allocation	2,646	1,554	1,757	568	546	2,007	1,060	842	1,088	108	24	12,200
Loans individually evaluated for impairment	—	—	388	—	—	848	—	236	—	—	—	1,472
Specific reserves to total loans individually evaluated for impairment	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	$228,979	$199,228	$210,607	$28,404	$113,798	$358,365	$262,965	$122,559	$89,682	$9,088	$3,298	$1,626,973
General reserves to total loans collectively evaluated for impairment	1.16%	0.78%	0.83%	2.00%	0.48%	0.56%	0.40%	0.69%	1.21%	1.19%	0.73%	0.75%
Total gross loans	$228,979	$199,228	$210,995	$28,404	$113,798	$359,213	$262,965	$122,795	$89,682	$9,088	$3,298	$1,628,445
Total allowance to gross loans	1.16%	0.78%	0.83%	2.00%	0.48%	0.56%	0.40%	0.69%	1.21%	1.19%	0.73%	0.75%

INDEX

6. Other Real Estate Owned

Other real estate owned was $460,000 at December 31, 2016, $1.2 million at December 31, 2015 and $1.0 million at December 31, 2014. The following summarizes the activity in the other real estate owned for the years ended December 31:

	2016	2015	2014
	(dollars in thousands)
Balance, beginning of year	$1,161	$1,037	$1,186
Additions / foreclosures	197	450	645
Sales	(577)	(233)	(777)
Gain (loss) on sale	18	(52)	(17)
Write downs	(339)	(41)	—
Balance, end of year	$460	$1,161	$1,037

The Company had $41,000 and $46,000 in consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of December 31, 2016 and 2015, respectively.

INDEX

7. Premises and Equipment

The Company's premises and equipment consisted of the following at December 31:

	2016	2015
	(dollars in thousands)
Land	$200	$200
Premises	1,707	3,528
Leasehold improvements	8,982	5,901
Furniture, fixtures and equipment	14,565	11,263
Automobiles	187	187
Subtotal	25,641	21,079
Less: accumulated depreciation	13,627	11,831
Total	$12,014	$9,248

Depreciation expense for premises and equipment was $2.9 million for 2016, $2.4 million for 2015 and $2.2 million for 2014.

8. Goodwill and Core Deposit Intangibles

At December 31, 2016, the Company had goodwill of $102 million, of which $51.7 million was related to the SCAF acquisition. The following table presents changes in the carrying value of goodwill for the periods indicated:

	2016	2015
	(dollars in thousands)
Balance, beginning of year	$50,832	$22,950
Goodwill acquired during the year	51,658	27,882
Impairment losses	—	—
Balance, end of year	$102,490	$50,832
Accumulated impairment losses at end of year	—	—

The Company’s goodwill was evaluated for impairment during the fourth quarter of 2016, with no impairment loss recognition considered necessary.

The Company's change in the gross amount of core deposit intangibles and the related accumulated amortization consisted of the following at December 31:

	2016	2015	2014
	(dollars in thousands)
Gross amount of CDI:
Balance, beginning of year	$10,782	$7,876	$7,876
Additions due to acquisitions	4,320	2,906	—
Balance, end of year	15,102	10,782	7,876
Accumulated amortization
Balance, beginning of year	(3,612)	(2,262)	(1,248)
Amortization	(2,039)	(1,350)	(1,014)
Balance, end of year	(5,651)	(3,612)	(2,262)
Net CDI, end of year	$9,451	$7,170	$5,614

INDEX

The estimated aggregate amortization expense related to our core deposit intangible assets for each of the next five years is $2.1 million, $2.0 million, $1.7 million, $1.7 million, and $1.4 million. The Company’s core deposit intangibles is evaluated for impairment if events and circumstances indicate possible impairment. Factors that my attribute to impairment include customer attrition and run-off. Management is unaware of any events and/or circumstances that would indicate a possible impairment to the core deposit intangibles.

9. Bank Owned Life Insurance

At December 31, 2016 and 2015 the Company had $40.4 million and $39.2 million, respectively of BOLI. The Company recorded noninterest income associated with the BOLI policies of $1.4 million, $1.3 million and $914,000 for the years ending December 31, 2016, 2015 and 2014, respectively.

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

10. Qualified Affordable Housing Project Investments

The Company's investment in Qualified Affordable Housing Funds that generate Low Income Housing Tax Credits at December 31, 2016 and 2015 was $7.0 million and $8.3 million, respectively, recorded in other assets. Total unfunded commitments related to the investments in qualified affordable housing funds totaled $0.7 million and $2.4 million at December 31, 2016 and 2015, respectively. The Company has invested in two separate LIHTC funds which provide the Company with CRA credit. Additionally, the investment in LIHTC funds provide the Company with tax credits and with operating loss tax benefits over an approximately 10 year period. None of the original investment will be repaid. The investment in LIHTC funds are being accounted for using the cost method, under which the Company amortizes as non-interest expense the initial cost of the investment equally over the expected time period in which tax credits and other tax benefits will be received and recognizes the tax credits and operating loss tax benefits in the income statement as a component of income tax expense (benefit).

The following table presents the Company's original investment in the LIHTC funds, the current recorded investment balance, and the unfunded liability balance of each investment at December 31, 2016 and 2015. In addition, the table reflects the tax credits and tax benefits recorded by the Company during 2016 and 2015; the amortization of the investment and the net impact to the Company's income tax provision for 2016 and 2015.

INDEX

Qualified Affordable Housing Funds at December 31, 2016	Original Investment Value	Current Recorded Investment	Unfunded Liability Obligation	Tax Credits and Tax Deductions (1)	Amortization of Investments (2)	Net Income Tax Benefit

WNC Institutional Tax Credit Fund X, CA Series 11 L.P.	$5,000	$3,250	$223	$488	$542	$(596)
WNC Institutional Tax Credit Fund X, CA Series 12, L.P.	5,000	3,750	526	473	782	(637)
Total - Investments in Qualified Affordable Housing Projects	$10,000	$7,000	$749	$961	$1,324	$(1,233)

Qualified Affordable Housing Funds at December 31, 2015	Original Investment Value	Current Recorded Investment	Unfunded Liability Obligation	Tax Credits and Tax Deductions (1)	Amortization of Investments (2)	Net Income Tax Benefit
WNC Institutional Tax Credit Fund X, CA Series 11 L.P.	$5,000	$3,791	$316	$917	$500	$(643)
WNC Institutional Tax Credit Fund X, CA Series 12, L.P.	5,000	4,533	2,111	819	500	(531)
Total - Investments in Qualified Affordable Housing Funds	$10,000	$8,324	$2,427	$1,736	$1,000	$(1,174)
(1) The amounts reflected in this column represent both the tax credits, as well as the tax benefits generated by the Qualified Affordable Housing Projects operating loss for the year, which are included in the calculation of income tax expense.
(2) This amount represents the amortization of the investment cost of the LIHTC, included in non-interest expense.

INDEX

11. Deposit Accounts

Deposit accounts and weighted average interest rates consisted of the following at December 31:

	2016	Weighted Average Interest Rate	2015	Weighted Average Interest Rate
	(dollars in thousands)
Transaction accounts
Noninterest-bearing checking	$1,185,672	—%	$711,771	—%
Interest-bearing checking	182,893	0.11%	134,999	0.11%
Money market	1,100,787	0.34%	743,871	0.35%
Savings	101,574	0.14%	83,507	0.15%
Total transaction accounts	2,570,926	0.16%	1,674,148	0.17%
Certificates of deposit accounts
Less than 100,000	121,148	0.74%	126,704	0.79%
$100,000 through $250,000	153,103	0.82%	166,397	0.91%
Greater than $250,000	300,308	0.74%	227,874	0.72%
Total certificates of deposit accounts	574,559	0.76%	520,975	0.80%
Total deposits	$3,145,485	0.27%	$2,195,123	0.32%

The aggregate annual maturities of certificates of deposit accounts at December 31, 2016 are as follows:

	2016
	Balance	Weighted Average Interest Rate
	(dollars in thousands)
Within 3 months	$147,508	0.66%
4 to 6 months	137,620	0.74%
7 to 12 months	191,814	0.77%
13 to 24 months	87,050	0.92%
25 to 36 months	6,533	0.87%
37 to 60 months	3,370	1.29%
Over 60 months	664	0.90%
Total	$574,559	0.76%

Interest expense on deposit accounts for the years ended December 31 is summarized as follows:

	2016	2015	2014
	(dollars in thousands)
Checking accounts	$200	$165	$161
Money market accounts	3,641	2,426	1,443
Savings	151	141	110
Certificates of deposit accounts	4,399	3,898	3,323
Total	$8,391	$6,630	$5,037

Accrued interest on deposits, which is included in accrued expenses and other liabilities, was $178,000 at December 31, 2016 and $124,000 at December 31, 2015.

INDEX

12. Federal Home Loan Bank Advances and Other Borrowings

As of December 31, 2016, the Company has a line of credit with the FHLB that provides for advances totaling up to 45% of the Company’s assets, equating to a credit line of $1.7 billion, of which $741 million was available for borrowing. The available for borrowing was based on collateral pledged by real estate loans with an aggregate balance of $1.2 billion and FHLB stock of $14.4 million.

At December 31, 2016, the Company had $278 million in overnight FHLB advances and no term advances, compared to $98 million in overnight FHLB advances and $50 million in term advances at December 31, 2015.  The term advances matured during 2016.

The following table summarizes activities in advances from the FHLB for the periods indicated:

	Year Ended December 31,
	2016	2015
	(dollars in thousands)
Average balance outstanding	$58,814	$139,542
Maximum amount outstanding at any month-end during the year	278,000	340,000
Balance outstanding at end of year	278,000	148,000
Weighted average interest rate during the year	0.59%	0.39%

Bank related credit facilities have been established with Citigroup, Barclays Bank and Union Bank.  The outstanding credit facilities are secured by pledged investment securities.  At December 31, 2016 and 2015, the Company had borrowings of $18.5 million with Citigroup that mature in September of 2018, $10.0 million with Barclays Bank that mature in February of 2018, and an unused reverse repurchase facility with Union Bank of $50 million.  The outstanding borrowings are secured by MBS with an estimated fair value of $33.4 million.

The Company sells certain securities under agreements to repurchase.  The agreements are treated as overnight borrowings with the obligations to repurchase securities sold reflected as a liability.  The dollar amount of investment securities underlying the agreements remain in the asset accounts.  The Company enters into these debt agreements as a service to certain HOA depositors to add protection for deposit amounts above FDIC insurance levels.  At December 31, 2016, the Company sold securities under agreement to repurchase of $21.5 million with weighted average rate of 0.02% and collateralized by investment securities with fair value of approximately $31.9 million.

At December 31, 2016, the Bank had unsecured lines of credit with seven correspondent banks for a total amount of $123 million and access through the Federal Reserve discount window to borrow $3.3 million.  At December 31, 2016 and December 31, 2015, the Company had no outstanding balances against these lines.

In addition, the Corporation acquired a line of credit with U.S. Bank in January of 2016, with availability of $15 million. The line was added to provide an additional source of liquidity at the Corporation level and was drawn upon to cover expenses related to the acquisition of SCAF. The line has no outstanding balance at December 31, 2016 and matured in January 2017.

INDEX

The following table summarizes activities in other borrowings for the periods indicated:

	Year Ended December 31,
	2016	2015
	(dollars in thousands)
Average balance outstanding	$48,732	$48,490
Maximum amount outstanding at any month-end during the year	53,586	49,925
Balance outstanding at end of year	49,971	48,125
Weighted average interest rate during the year	1.94%	1.95%

13. Subordinated Debentures

In August 2014, the Corporation issued $60 million in aggregate principal amount of 5.75% Subordinated Notes Due 2024 (the “Notes”) in a private placement transaction to institutional accredited investors (the “Private Placement”). The Corporation contributed $50 million of net proceeds from the Private Placement to the Bank to support general corporate purposes. The Notes will bear interest at an annual fixed rate of 5.75%, with the first interest payment on the Notes occurring on March 3, 2015, and interest will be paid semiannually each March 3 and September 3 until September 3, 2024. The Notes can only be redeemed, partially or in whole, prior to the maturity date if the notes do not constitute Tier 2 Capital (for purposes of capital adequacy guidelines of the Board of Governors of the Federal Reserve). As of December 31, 2016 the Notes qualify as Tier 2 Capital. Principal and interest are due upon early redemption.

In connection with the Private Placement, the Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”).  KBRA assigned investment grade ratings of BBB+ and BBB for the Corporation's senior secured debt and subordinated debt, respectively, and a senior deposit rating of A- for the Bank. The Company's and Bank's ratings were re-affirmed in November of 2016 by KBRA.

In March 2004 the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware. The Debt Securities are subordinated to effectively all borrowings of the Corporation and are due and payable on April 6, 2034.  Interest is payable quarterly on the Debt Securities at 3-month LIBOR plus 2.75% for a rate of 3.63% at December 31, 2016 and 3.07% at December 31, 2015. The Debt Securities may be redeemed, in part or whole, on or after April 7, 2009 at the option of the Corporation, at par. The Debt Securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance. The Corporation also purchased a 3% minority interest totaling $310,000 in PPBI Trust I. The balance of the equity of PPBI Trust I is comprised of mandatorily redeemable preferred securities (“Trust Preferred Securities”) and is included in other assets. PPBI Trust I sold $10,000,000 of Trust Preferred Securities to investors in a private offering.

The Corporation is not allowed to consolidate PPBI Trust I into the Company's consolidated financial statements.  The resulting effect on the Company’s consolidated financial statements is to report only the Subordinated Debentures as a component of the Company’s liabilities.

The following table summarizes activities for our subordinated debentures for the periods indicated:

	Year Ended December 31,
	2016	2015
	(dollars in thousands)
Average balance outstanding	$69,347	$69,199
Maximum amount outstanding at any month-end during the year	69,383	69,263
Balance outstanding at end of year	69,383	69,263
Weighted average interest rate during the year	5.54%	5.69%

INDEX

14. Income Taxes

Income taxes for the years ended December 31 consisted of the following:

	2016	2015	2014
	(dollars in thousands)
Current income tax provision:
Federal	$16,928	$12,460	$9,628
State	4,655	4,144	3,466
Total current income tax provision	21,583	16,604	13,094
Deferred income tax provision (benefit):
Federal	2,379	(887)	(1,789)
State	1,253	(508)	(586)
Total deferred income tax provision (benefit)	3,632	(1,395)	(2,375)
Total income tax provision	$25,215	$15,209	$10,719

A reconciliation from statutory federal income taxes to the Company's effective income taxes for the years ended December 31 is as follows:

	2016	2015	2014
	(dollars in thousands)
Statutory federal income tax provision	$22,863	$14,253	$9,459
State taxes, net of federal income tax effect	4,135	2,886	1,926
Cash surrender life insurance	(407)	(483)	(324)
Tax exempt interest	(764)	(742)	(614)
Merger costs	533	447	410
LIHTC investments	(909)	(871)	(728)
Other	(236)	(281)	590
Total income tax provision	$25,215	$15,209	$10,719

INDEX

Deferred tax assets (liabilities) were comprised of the following temporary differences between the financial statement carrying amounts and the tax basis of assets at December 31:

	2016	2015	2014
	(dollars in thousands)
Deferred tax assets:
Accrued expenses	$2,839	$1,717	$1,802
Net operating loss	3,977	5,192	2,703
Allowance for loan losses, net of bad debt charge-offs	8,061	6,252	5,158
Deferred compensation	2,348	2,547	1,750
State taxes	1,879	1,451	1,238
Depreciation	1,090	651	321
Loan discount	3,477	—	—
Stock based compensation	1,108	639	313
Unrealized loss on available-for-sale securities	1,939	—	—
Total deferred tax assets	26,718	18,449	13,285
Deferred tax liabilities:
Deferred FDIC gain	(1,675)	(1,656)	(1,731)
Core deposit intangibles	(3,331)	(2,266)	(1,518)
Unrealized loss on available for sale securities	—	(231)	(362)
Loan origination costs	(4,208)	—	—
Other	(697)	(2,785)	(291)
Total deferred tax liabilities	(9,911)	(6,938)	(3,902)
Net deferred tax asset	$16,807	$11,511	$9,383

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of December 31, 2016, 2015, or 2014.

Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to use any net unrealized built in losses and other tax attributes, such as net operating loss and tax credit carryforwards, when it undergoes a 50% ownership change over a designated testing period. The Company has a Section 382 limited net operating loss carry forward of approximately $10.1 million for federal income tax purposes, which is scheduled to expire in 2034. In addition, the Company has a Section 382 limited net operating loss carry forward of approximately $7.2 million for California franchise tax purposes, which is scheduled to expire in 2034. The Company is expected to fully utilize the federal and California net operating loss carryforward before it expires with the application of the Section 382 annual limitation.

The Company did not have unrecognized tax benefits that related to uncertainties associated with federal and state income tax matters as of December 31, 2016 and December 31, 2015. The Company does not believe that the unrecognized tax benefits will change within the next twelve months.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax in multiple state jurisdictions. The statute of limitations related to the consolidated Federal income tax returns is

INDEX

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

INDEX

15. Commitments, Contingencies and Concentrations of Risk

Lease Commitments – The Company leases a portion of its facilities from non-affiliates under operating leases expiring at various dates through 2023.  The following schedule shows the minimum annual lease payments, excluding any renewals and extensions, property taxes, and other operating expenses, due under these agreements:

Year ending December 31,	Amount
(dollars in thousands)
2017	$3,926
2018	3,164
2019	2,496
2020	712
2021	169
Thereafter	230
Total	$10,697

Rental expense under all operating leases totaled $4.4 million for 2016, $3.8 million for 2015, and $2.8 million for 2014.

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

16. Benefit Plans

401(k) Plan—The Bank maintains an Employee Savings Plan (the “401(k) Plan”) which qualifies under Section 401(k) of the Internal Revenue Code.  Under the 401(k) Plan, employees may contribute between 1% to 100% of their compensation.  In 2016, 2015 and 2014, the Bank matched 100% of contributions for the first three percent contributed and 50% on the next two percent contributed. Contributions made to the 401(k) Plan by the Bank amounted to $959,000 for 2016, $769,000 for 2015 and $540,000 for 2014.

INDEX

Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”)—The 2004 Plan was approved by the Corporation’s stockholders in May 2004. The 2004 Plan authorized the granting of incentive stock options, nonstatutory stock options, stock appreciation rights and restricted stock (collectively "Awards") equal to 525,500 shares of the common stock of the Corporation for issuances to executive, key employees, officers and directors.  The 2004 Plan was in effect for a period of ten years starting in February 25, 2004, the date the 2004 Plan was adopted.  Awards granted under the 2004 Plan were made at an exercise price equal to the fair market value of the stock on the date of grant.    The Awards granted pursuant to the 2004 Plan vest at a rate of 33.3% per year.  The 2004 Plan terminated in February 2014.

Pacific Premier Bancorp, Inc. 2012 Long-Term Incentive Plan (the “2012 Plan”)—The 2012 Plan was approved by the Corporation’s stockholders in May 2012.  The 2012 Plan authorizes the granting of Awards equal to 620,000 shares of the common stock of the Corporation for issuances to executives, key employees, officers, and directors.  The 2012 Plan will be in effect for a period of ten years years from May 30, 2012, the date the 2012 Plan was adopted.  Awards granted under the 2012 Plan will be made at an exercise price equal to the fair market value of the stock on the date of grant.  Awards granted to officers and employees may include incentive stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights. The awards have vesting periods ranging from 1 to 3 years; vesting in either three equal annual installments or one lump sum at the end of the third year.  In May 2014, the Corporation’s stockholders approved an amendment to the 2012 Plan to increase the shares available under the plan by 800,000 shares to total 1,420,000 shares.  In May 2015, the Corporation's stockholders approved an amendment to the 2012 Plan to permit the grant of performance-based awards, including equity compensation awards that may not be subject to the deduction limitation of Section 162(m) of the Internal Revenue Code. The performance-based awards include (i) both performance-based equity compensation awards and performance-based cash bonus payments and (ii) restricted stock units.

The Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan, and the Pacific Premier Bancorp, Inc. 2012 Long-Term Incentive Plan are collectively the “Plans.”

Stock Options

 As of December 31, 2016, there are 230,605 options outstanding on the 2004 Plan with zero available for grant. As of December 31, 2016, there are 853,062 options outstanding on the 2012 Plan with 146,107 available for grant. Below is a summary of the stock option activity in the Plans for the year ended December 31, 2016:

	2016
	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic value
			(in years)	(dollars in thousands)
Outstanding at January 1, 2016	1,059,086	$11.35
Granted	155,000	20.51
Exercised	(117,750)	11.39
Forfeited and Expired	(12,669)	14.58
Outstanding at December 31, 2016	1,083,667	$12.61	6.2	$24,639
Vested and exercisable at December 31, 2016	716,651	$10.10	5.1	$18,094

The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $2.0 million, $60,000 and $498,000, respectively.

The amount charged against compensation expense in relation to the stock options was $883,000 for 2016, $905,000 for 2015 and $514,000 for 2014.  At December 31, 2016, unrecognized compensation expense related to the options is approximately $1.0 million.

INDEX

Options granted under the Option Plans during 2016, 2015 and 2014 were valued using the Black-Scholes model with the following average assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected volatility	21.98% - 26.88%	29.47%	18.47% - 21.72%
Expected term	6.00 Years	6.00 Years	6.00 Years
Expected dividends	None	None	None
Risk free rate	1.32% - 1.83%	1.39%	1.81% - 2.10%
Weighted-average grant date fair value	$5.55	$4.73	$3.69

The following is the listing of the input variables and the assumptions utilized by the Company for each parameter used in the Black-Scholes option pricing model in prior years:
Risk-free Rate – The risk-free rate for periods within the contractual life of the option have been based on the U.S. Treasury rate that matures on the expected assigned life of the option at the date of the grant.
Expected Life of Options – The expected life of options is based on the period of time that options granted are expected to be outstanding.
Expected Volatility –The expected volatility has been based on the historical volatility for the Company’s shares.
Dividend Yield – The dividend yield has been based on historical experience and expected future changes on dividend payouts. The Company does not expect to declare or pay dividends on its common stock within the foreseeable future.
Restricted Stock

Below is a summary of the restricted stock activity in the Plans for the years ended December 31, 2016:

	2016
	Shares	Weighted Average Grant-Date Fair Value per share
Unvested at the beginning of the year	60,000	$15.46
Granted	340,825	24.30
Vested	(16,666)	15.16
Forfeited	(13,825)	17.60
Unvested at the end of the year	370,334	$23.53

Compensation expense of $1.8 million was recorded related to the above restricted stock grants for the year ended December 31, 2016. Restricted stock awards are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed. The total grant date fair value of awards was $8.3 million for 2016 awards. At December 31, 2016, unrecognized compensation expense related to restricted stock is approximately $6.9 million.

Other Plans

Salary Continuation Plan—The Bank implemented a non-qualified supplemental retirement plan in 2006 (the “Salary Continuation Plan”) for certain executive officers of the Bank.  The Salary Continuation Plan is unfunded.

INDEX

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

The amounts expensed in 2016, 2015, and 2014 for all of these plans amounted to $573,000 and $555,000, and $461,000 respectively.  As of December 31, 2016, 2015, and 2014, $5.7 million, $5.4 million, and $4.0 million, respectively, were recorded in other liabilities on the consolidated statements of condition for each of these plans.

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

The Company maintains an allowance for credit losses to provide for commitments related to loans associated with undisbursed loan funds and unused lines of credit.  The allowance for these commitments was $1.1 million at December 31, 2016 and $603,000 at December 31, 2015.

The Company’s commitments to extend credit at December 31, 2016 were $581 million and $415 million at December 31, 2015.  The 2016 balance is primarily composed of $332 million of undisbursed commitments for C&I loans.

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2016 and December 31, 2015.
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

Cash and due from banks—The carrying amounts of cash and short-term instruments approximate fair value due to the liquidity of these instruments.

Securities Available for Sale—AFS securities are generally valued based upon quotes obtained from an independent third-party pricing service, which uses evaluated pricing applications and model processes. Observable market inputs, such as, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data are considered as part of the evaluation. The inputs are related directly to the security being evaluated, or indirectly to a similarly situated security. Market assumptions and market data are utilized in the valuation models. The Company reviews the market prices provided by the third-party pricing service for reasonableness based on the Company’s understanding of the market place and credit issues related to the securities. The Company has not made any adjustments to the market quotes provided by them and, accordingly, the Company categorized its investment portfolio within Level 2 of the fair value hierarchy.

FHLB, FRB, Other Stock—The carrying value approximates the fair value based upon the redemption provisions of the stock. It is not practical to determine the fair value of FHLB or FRB stock due to restrictions placed on its transferability.

Loans Held for Investment—The fair value of loans, other than loans on nonaccrual status, was estimated by discounting the remaining contractual cash flows using the estimated current rate at which similar loans would be made to borrowers with similar credit risk characteristics and for the same remaining maturities, reduced by deferred net loan origination fees and the allocable portion of the allowance for loan losses. Accordingly, in determining the estimated current rate for discounting purposes, no adjustment has been made for any change in borrowers’ credit risks since the origination of such loans. Rather, the allocable portion of the allowance for loan losses is considered to provide for such changes in estimating fair value. As a result, this fair value is not necessarily

INDEX

the value which would be derived using an exit price. These loans are included within Level 3 of the fair value hierarchy.

Loans Held for Sale—The fair values of LHFS are based on quoted market prices, where available, or are determined by discounting estimated cash flows using interest rates approximating the Corporation’s current origination rates for similar loans adjusted to reflect the inherent credit risk. The borrower-specific credit risk is embedded within the quoted market prices or is implied by considering loan performance when selecting comparables.

Impaired loans and OREO—Impaired loans and OREO assets are recorded at the fair value less estimated costs to sell at the time of foreclosure. The fair value of impaired loans and OREO assets are generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Deposit Accounts and Short-term Borrowings—The amounts payable to depositors for demand, savings, and money market accounts, and short-term borrowings are considered to approximate fair value. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities using a discounted cash flow calculation. Interest-bearing deposits and borrowings are included within Level 2 of the fair value hierarchy.

Term FHLB Advances and Other Long-term Borrowings—The fair value of long term borrowings is determined using rates currently available for similar borrowings with similar credit risk and for the remaining maturities and are classified as Level 2.

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

INDEX

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2016 and 2015.

	At December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$156,857	$156,857	$—	$—	$156,857
Interest-bearing time deposits with financial institutions	3,944	3,944	—	—	3,944
Investments held to maturity	8,565	—	8,461		8,461
Investment securities available-for-sale	380,963	—	380,963	—	380,963
FHLB, FRB and other stock	37,304	N/A	N/A	N/A	N/A
Loans held for sale	7,711	—	8,405	—	8,405
Loans held for investment, net	3,220,317	—	—	3,211,154	3,211,154
Accrued interest receivable	13,145	13,145	—	—	13,145
Liabilities:
Deposit accounts	3,145,485	2,330,579	573,467	—	2,904,046
FHLB advances	278,000	—	277,935	—	277,935
Other borrowings	49,971	—	50,905	—	50,905
Subordinated debentures	69,383	—	69,982	—	69,982
Accrued interest payable	263	263	—	—	263

	At December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$78,417	$78,417	$—	$—	$78,417
Interest-bearing time deposits with financial institutions	1,972	1,972	—	—	1,972
Investments held to maturity	9,642	—	9,572		9,572
Investment securities available for sale	280,273	—	280,273	—	280,273
FHLB, FRB and other stock	22,292	N/A	N/A	N/A	N/A
Loans held for sale	8,565	—	9,507	—	9,507
Loans held for investment, net	2,236,998	—	—	2,244,936	2,244,936
Accrued interest receivable	9,315	9,315	—	—	9,315
Liabilities:
Deposit accounts	2,195,123	1,674,148	521,291	—	2,195,439
FHLB advances	148,000	—	148,036	—	148,036
Other borrowings	48,125	—	49,156	—	49,156
Subordinated debentures	69,263	—	68,675	—	68,675
Accrued interest payable	206	206	—	—	206

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows.  The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost.  As such, the Company records impaired loans as non-recurring Level 3 when the fair value

INDEX

of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3.  At December 31, 2016, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

The measures of fair value on a non-recurring basis are immaterial at December 31, 2016 and 2015. The following fair value hierarchy tables present information about the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	At December 31, 2016
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(dollars in thousands)
Investment securities available for sale:
Corporate	$—	$37,642	$—	$37,642
Municipal bonds	—	118,803	—	118,803
Collateralized mortgage obligation: residential	—	31,388	—	31,388
Mortgage-backed securities: residential	—	193,130	—	193,130
Total securities available for sale:	$—	$380,963	$—	$380,963

	At December 31, 2015
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(dollars in thousands)
Investment securities available for sale:
Municipal bonds	$—	$130,245	$—	$130,245
Collateralized mortgage obligation: residential	—	24,543	—	24,543
Mortgage-backed securities: residential	—	125,485	—	125,485
Total securities available for sale:	$—	$280,273	$—	$280,273

19. Earnings Per Share

Earnings per share of common stock is calculated on both a basic and diluted basis based on the weighted average number of common and common equivalent shares outstanding, excluding common shares in treasury.  Basic earnings per share excludes dilution and is computed by dividing income available to stockholders by the weighted average number of common shares outstanding for the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for the basic calculation.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then would share in earnings.

INDEX

A reconciliation of the numerators and denominators used in basic and diluted earnings per share computations is presented in the table below.

	Income/(Loss) (numerator)	Shares (denominator)	Per Share Amount
	(dollars in thousands, except share data)
For the year ended December 31, 2016:
Net income applicable to earnings per share	$40,103
Basic earnings per share: Income available to common stockholders	40,103	26,931,634	$1.49
Effect of dilutive securities: Warrants and stock option plans	—	507,525
Diluted earnings per share: Income available to common stockholders	$40,103	27,439,159	$1.46
For the year ended December 31, 2015:
Net income applicable to earnings per share	$25,515
Basic earnings per share: Income available to common stockholders	25,515	21,156,668	$1.21
Effect of dilutive securities: Warrants and stock option plans	—	332,030
Diluted earnings per share: Income available to common stockholders	$25,515	21,488,698	$1.19
For the year ended December 31, 2014:
Net income applicable to earnings per share	$16,616
Basic earnings per share: Income available to common stockholders	16,616	17,046,660	$0.97
Effect of dilutive securities: Warrants and stock option plans	—	297,317
Diluted earnings per share: Income available to common stockholders	$16,616	17,343,977	$0.96

20. Related Parties

Loans to the Company’s executive officers and directors are made in the ordinary course of business. At December 31, 2016 and 2015, the Company had one related party loan outstanding of $2.38 million and $2.44 million, respectively.

At the end of 2016 the Company had related party deposits of $354 million compared to $327 million at the end of 2015. John J. Carona was appointed to the Board of Directors on March 15, 2013, in connection with the Company's acquisition of First Associations Bank ("FAB"). Mr. Carona is the President and Chief Executive Officer of Associations, Inc. ("Associa"), a Texas corporation that specializes in providing management and related services for homeowners associations located across the United States. At December 31, 2016 and 2015, $352 million and $325 million, respectively, of the related party deposits were attributable to Associa.

INDEX

21. Quarterly Results of Operations (Unaudited)

The following is a summary of selected financial data presented below by quarter for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share data)
For the year ended December 31, 2016:
Interest income	$37,505	$40,874	$42,429	$45,797
Interest expense	3,304	3,313	3,420	3,493
Provision for estimated loan losses	1,120	1,589	4,013	2,054
Noninterest income	4,848	4,450	5,968	4,318
Noninterest expense	23,633	23,695	25,860	25,377
Income tax provision	5,742	6,358	5,877	7,238
Net income	$8,554	$10,369	$9,227	$11,953
Earnings per share:
Basic	$0.33	$0.38	$0.34	$0.44
Diluted	$0.33	$0.37	$0.33	$0.43
For the year ended December 31, 2015:
Interest income	$26,626	$30,071	$29,747	$31,911
Interest expense	2,952	2,978	3,051	3,074
Provision for estimated loan losses	1,830	1,833	1,062	1,700
Noninterest income	1,470	4,380	4,378	4,217
Noninterest expense	20,469	17,214	17,374	18,539
Income tax provision	1,056	4,601	4,801	4,750
Net income (loss)	$1,789	$7,825	$7,837	$8,065
Earnings per share:
Basic	$0.09	$0.36	$0.36	$0.38
Diluted	$0.09	$0.36	$0.36	$0.37

INDEX

22. Parent Company Financial Information

The Corporation is a California-based bank holding company organized in 1997 as a Delaware corporation and owns 100% of the capital stock of the Bank, its principal operating subsidiary.  The Bank was incorporated and commenced operations in 1983.  Condensed financial statements of the Corporation are as follows:

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF FINANCIAL CONDITION
(Parent company only)
	At December 31,
	2016	2015
	(dollars in thousands)
Assets:
Cash and cash equivalents	$15,124	$3,412
Investment in subsidiaries	513,606	359,143
Other assets	2,400	7,455
Total Assets	$531,130	$370,010
Liabilities:
Subordinated debentures	$69,383	$69,263
Accrued expenses and other liabilities	2,007	1,767
Total Liabilities	71,390	71,030
Total Stockholders’ Equity	459,740	298,980
Total Liabilities and Stockholders’ Equity	$531,130	$370,010

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF OPERATIONS
(Parent company only)
	For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Income:
Interest income	$31	$27	$36
Noninterest income	—	—	2
Total income	31	27	38
Expense:
Interest expense	3,844	3,937	1,543
Noninterest expense	3,769	2,831	1,874
Total expense	7,613	6,768	3,417
Loss before income tax provision	(7,582)	(6,741)	(3,379)
Income tax benefit	(2,785)	(2,783)	(1,275)
Net loss (parent only)	(4,797)	(3,958)	(2,104)
Equity in net earnings of subsidiaries	44,900	29,473	18,720
Net income	$40,103	$25,515	$16,616

INDEX

PACIFIC PREMIER BANCORP, INC.
SUMMARY STATEMENTS OF CASH FLOWS
(Parent company only)
	For the Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES	(dollars in thousands)
Net income	$40,103	$25,515	$16,616
Adjustments to reconcile net income to cash used in operating activities:
Share-based compensation expense	2,729	1,165	514
Equity in undistributed earnings of subsidiaries and dividends from the bank	(44,901)	(29,473)	(16,248)
Increase in accrued expenses and other liabilities	240	166	1,560
Increase (decrease) in current and deferred taxes	—	3,566	(286)
Decrease (increase) in other assets	4,794	(6,893)	232
Net cash provided by (used in) operating activities	2,965	(5,954)	2,388
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance cost	—	—	—
Repurchase of common stock	(125)	(116)	(5,638)
Proceeds from exercise of options and warrants	1,107	758	267
Capital contribution to Bank	7,765	(10,000)	(40,000)
Proceeds from issuance of subordinated debentures	—	—	58,834
Net cash provided by (used in) financing activities	8,747	(9,358)	13,463
Net increase (decrease) in cash and cash equivalents	11,712	(15,312)	15,851
Cash and cash equivalents, beginning of year	3,412	18,724	2,873
Cash and cash equivalents, end of year	$15,124	$3,412	$18,724

23. Acquisitions

Security Bank Acquisition

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

Goodwill in the amount of $51.7 million was recognized in the SCAF acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill recognized in this transaction is not deductible for income tax purposes.

The following table represents the assets acquired and liabilities assumed of SCAF as of January 31, 2016 and the fair value adjustments and amounts recorded by the Company in 2016 under the acquisition method of accounting:

INDEX

	SCAF Book Value	Fair Value Adjustments	Fair Value
	(dollars in thousands)
ASSETS ACQUIRED
Cash and cash equivalents	$40,947	$—	$40,947
Interest-bearing deposits with financial institutions	1,972	—	1,972
Investment securities	191,881	(1,627)	190,254
Loans, gross	467,197	(11,039)	456,158
Allowance for loan losses	(7,399)	7,399	—
Fixed assets	5,335	(1,145)	4,190
Core deposit intangible	493	3,826	4,319
Deferred tax assets	5,618	1,130	6,748
Other assets	10,589	(1,227)	9,362
Total assets acquired	$716,633	$(2,683)	$713,950
LIABILITIES ASSUMED
Deposits	$636,450	$141	$636,591
Borrowings	—	—	—
Deferred tax liability	—	—	—
Other Liabilities	9,063	(220)	8,843
Total liabilities assumed	645,513	(79)	645,434
Excess of assets acquired over liabilities assumed	$71,120	$(2,604)	68,516
Consideration paid			120,174
Goodwill recognized			$51,658

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

INDEX

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

The Company accounted for these transactions under the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition.

The loan portfolios of IDPK and SCAF were recorded at fair value at the date of each acquisition. A valuation of IDPK and SCAF's loan portfolio was performed as of the acquisition dates to assess the fair value of the loan portfolio. The loan portfolios were both segmented into two groups; loan with credit deterioration and loans without credit deterioration, and then split further by loan type. The fair value was calculated on an individual loan basis using a discounted cash flow analysis. The discount rate utilized was based on a weighted average cost of capital, considering the cost of equity and cost of debt. Also factored into the fair value estimates were loss rates, recovery period and prepayment rates based on industry standards.

The Company also determined the fair value of the core deposit intangible, securities and deposits with the assistance of third-party valuations as well as the fair value of other real estate owned (“OREO”) was based on recent appraisals of the properties.

The core deposit intangible on non-maturing deposit was determined by evaluating the underlying characteristics of the deposit relationships, including customer attrition, deposit interest rates, service charge income, overhead expense and costs of alternative funding. Since the fair value of intangible assets are calculated as if they were stand-alone assets, the presumption is that a hypothetical buyer of the intangible asset would be able to take advantage of potential tax benefits resulting from the asset purchase. The value of the benefit is the present value over the period of the tax benefit, using the discount rate applicable to the asset.

In determining the fair value of certificates of deposit, a discounted cash flow analysis was used, which involved present valuing the contractual payments over the remaining life of the certificates of deposit at market-based interest rates..

INDEX

For loans acquired from IDPK and SCAF, the contractual amounts due, expected cash flows to be collected, interest component and fair value as of the respective acquisition dates were as follows:

	Acquired Loans
	IDPK	SCAF
	(dollars in thousands)
Contractual amounts due	$453,987	$539,806
Cash flows not expected to be collected	3,795	2,765
Expected cash flows	450,192	537,041
Interest component of expected cash flows	117,299	80,883
Fair value of acquired loans	$332,893	$456,158

In accordance with generally accepted accounting principles there was no carryover of the allowance for loan losses that had been previously recorded by SCAF and IDPK

The operating results of the Company for the twelve months ending December 31, 2016 include the operating results of SCAF and IDPK since their respective acquisition dates.  The following table presents the net interest and other income, net income and earnings per share as if the merger with SCAF and IDPK were effective as of January 1, 2016, 2015 and 2014 for the respective year in which each acquisition was closed.  The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had the mergers been completed at the beginning of each respective year. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Unaudited pro forma net interest and other income, net income and earnings per share presented below:

	Year Ended December 31,
	2016	2015	2014
Net interest and other income	$122,465	$122,316	$116,723
Net income	43,661	38,927	24,959
Basic earnings per share	1.62	1.44	0.92
Diluted earnings per share	1.59	1.42	0.91

24. Subsequent Events

Pacific Premier Bancorp, Inc. and Heritage Oak Bancorp

On December 13, 2016, the Company announced that it had entered into an agreement to acquire Heritage Oaks Bancorp ("HEOP"), the holding company of Heritage Oaks Bank, a Paso Robles, California based state-chartered bank (“Heritage Oaks Bank”) with $2.0 billion in total assets, $1.4 billion in gross loans and $1.7 billion in total deposits at December 31, 2016. Heritage Oaks, operates branches within San Luis Obispo and Santa Barbara Counties and a loan production office in Ventura County. Under the terms of the merger agreement, each share of Security common stock was converted into the right to receive 0.3471 shares of Company common stock.

The Proposed Transaction is expected to close late in the first quarter of 2017, subject to satisfaction of customary closing conditions, including regulatory approvals and approval of HEOP’s and the Corporation’s shareholders. Directors and executive officers of HEOP have entered into agreements with the Corporation and HEOP whereby they committed to vote their shares of HEOP common stock in favor of the acquisition. For additional information about the proposed acquisition of HEOP, see the Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2016 and the Merger Agreement which is filed as an exhibit to the Current Report on Form 8-K.

INDEX

The Company filed Amendment No. 2 to Form S-4 Registration Statement on February 23, 2017, to solicit shareholders to vote for the approval of the issuance of shares of Pacific Premier common stock in connection with the merger. A record date of February 23, 2017 was established for the determination of shareholders entitled to notice of and to vote at a special meeting of shareholders to be held on March 27, 2017. The SEC declared the Registration Statement effective on February 27, 2017.

Corporation Line of Credit Matured

The Corporation acquired a line of credit with U.S. Bank in January of 2016, with availability of $15 million. The line was added to provide an additional source of liquidity at the Corporation level and was drawn upon to cover expenses related to the acquisition of SCAF. The line has no outstanding balance at December 31, 2016 and matured in January 2017.

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

INDEX

that our receipts and expenditures are being made only in accordance with the authorization of its management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, our management believes that, as of December 31, 2016, our internal control over financial reporting was effective.

Crowe Horwath LLP, the independent registered public accounting firm that audited the Company’s financial statements included in the Annual Report, issued an audit report on the Company’s internal control over financial reporting as of, and for the year ended December 31, 2016.  Crowe Horwath, LLP’s audit report appears in Item 8 of this Annual Report.

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

As of the end of the fourth quarter ended December 31, 2016, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

INDEX

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Below is information regarding each of our directors.

Kenneth A. Boudreau, 67, has served as a director of the Company’s Board since 2005. Mr. Boudreau retired in 2012 and is providing management consulting services to the commercial aerospace industry.  He was previously President of Coast Composites, Inc., a manufacturing concern in Irvine, California. He joined Coast Composites in 2008 after a 12-year career with M. C. Gill Corporation, a manufacturing concern in El Monte, California, where he last served as President and Chief Executive Officer.  Mr. Boudreau joined M. C. Gill Corporation in 1996 as its Chief Financial Officer, assumed progressive responsibilities over time, and was named President and Chief Executive Officer in 2002. Mr. Boudreau had previously been employed by The Quikset Organization in Irvine, California for 15 years where he was initially hired as their controller and advanced to lead their subsidiaries with $40 million in revenue. Mr. Boudreau is a CPA in California, and was employed by Deloitte & Touche before joining The Quikset Organization. He obtained his B.S. degree in Business Administration from California State University, Fullerton.

John J. Carona, 61, has served as a director of the Company’s Board since 2013, when he was appointed to the Board in connection with the Company’s acquisition of FAB. Mr. Carona served as a director of FAB since its inception in 2007. Mr. Carona is the President and Chief Executive Officer of Associa. Mr. Carona was a six term Senator in the State of Texas from 1990 to 2014, where he represented District 16 in Dallas County.  Previously, Mr. Carona was elected to three terms in the Texas House of Representatives.  Mr. Carona served as Chairman of the Senate Business and Commerce Committee, Joint Chairman of the Legislative Oversight Board on Windstorm Insurance and as Co-Chairman of the Joint Interim Committee to Study Seacoast Territory Insurance.  He also served as a member of the Senate Select Committee on Redistricting and the Senate Criminal Justice, Education and Jurisprudence committees. Previously, he served as Chairman of the Senate Transportation and Homeland Security Committee. Senator Carona received a Bachelor of Business Administration degree in insurance and real estate from The University of Texas at Austin in 1978.

Ayad A. Fargo, 56, was appointed to the Board of Directors on January 31, 2016, in connection with the Company’s acquisition of SCAF and its banking subsidiary Security Bank of California. Mr. Fargo has served as the President of Biscomerica Corporation, a food manufacturing company based in Rialto, California, since 1984. Prior to joining the Company’s and the Bank’s boards of directors, Mr. Fargo served as a director of SCAF and Security Bank of California since 2005. Mr. Fargo received his B.S. from Walla Walla University.

Steven R. Gardner, 56 has been President, Chief Executive Officer and a director of the Company and Bank since 2000, and became Chairman of the Board in May 2016. Prior to joining the Company he was an executive of Hawthorne Financial since 1997 responsible for credit administration and portfolio management. He has more than 30 years of experience as a commercial banking executive. He has extensive knowledge of all facets of financial institution management, including small and middle market business banking, investment securities management, loan portfolio and credit risk management, enterprise risk management and retail banking. As the architect of both whole bank and FDIC assisted acquisitions as well as the acquisition of a nationwide specialty finance firm, Mr. Gardner has significant experience in successfully acquiring and integrating financial institutions. Mr. Gardner currently serves on the Boards of Directors of the Federal Reserve Bank of San Francisco and the Federal Home Loan Bank of San Francisco, and he serves as the former Chairman of the Finance Committee of the Federal Home Loan Bank of San Francisco. Mr. Gardner previously served as the Vice Chairman of the Federal Reserve Bank of San Francisco’s Community Depository Institutions Advisory Council, a Director and a member of the Executive Committee of the Independent Community Bankers of America (“ICBA”), a director of ICBA Holding Company and ICBA Securities, a registered broker-dealer. Additionally, Mr. Gardner served as the former

INDEX

President and Chairman of the California Independent Bankers. Mr. Gardner holds a B.A. from California State University, Fullerton.

Joseph L. Garrett, 68, has served as a director of the Company’s Board since 2012. Mr. Garrett was the President, Chief Executive Officer, a member and chairman of the Board of Directors for both American Liberty Bank and Sequoia National Bank. He also served as a member of the Board of Directors for Hamilton Savings Bank. Since 2003, Mr. Garrett has been a principal at Garrett, McAuley & Co., which provides mortgage banking advisory services to commercial banks, thrifts, and mortgage banking companies. He served on the California State Controller’s Advisory Commission on Public Employee Retirement Systems and currently serves on the National Advisory Council for the Institute of Governmental Studies at the University of California (Berkeley). Mr. Garrett received his A.B. and M.B.A. from the University of California (Berkeley) and his M.A. from the University of Washington (Seattle).

John D. Goddard, 78, has served as a director of the Company’s Board since 1988. Mr. Goddard has been a Certified Public Accountant for the past 43 years. Mr. Goddard was initially employed by W.C. Brassfield, CPA from 1962 to 1965. He formed the partnership, Brassfield and Goddard, CPAs in 1965 and continued practicing there until September 1976. The firm incorporated into Goddard Accountancy Corporation, CPAs where Mr. Goddard practiced and served as President from September 1976 until December 2003. The corporation merged with the firm of Soren McAdam Christenson, LLP in January 2004. Mr. Goddard retired on January 1, 2008 from full-time practice as a CPA and now works part-time on a consulting basis.

Jeff C. Jones, 62, has served as a director of the Company’s Board since 2006, and was Chairman of the Board from August 2012 to May 2016. Mr. Jones is the current Managing Partner and current Executive Committee member of, and partner in, the regional accounting firm Frazer, LLP, which he has been with since 1977. Mr. Jones has over 30 years of experience in servicing small and medium sized business clients primarily within the real estate, construction, and agricultural industries. Mr. Jones is a past president of Inland Exchange, Inc., an accommodator corporation, and has served on the Board of Directors of Moore Stephens North America, Inc. Mr. Jones holds a B.S. degree in Business Administration from Lewis and Clark College in Portland, Oregon, and a Masters of Business Taxation from Golden Gate University. Mr. Jones is a CPA in California, is licensed as a life insurance agent and holds a Series 7 securities license.

Michael L. McKennon, 56, has served as a director of the Company’s Board since 2004, and currently chairs our Audit Committee. Mr. McKennon is a partner with the Newport Beach public accounting firm of dbbmckennon, a registered firm of the Public Company Accounting Oversight Board (“PCAOB”). Prior to joining dbbmckennon, Mr. McKennon was a founding partner of the Irvine, California accounting firm of McKennon Wilson & Morgan LLP, a registered firm of the PCAOB. Mr. McKennon, a CPA in the state of California, has been responsible for audit and accounting practices since 1998 in these firms. Mr. McKennon was previously employed by the accounting firm of PricewaterhouseCoopers LLP and Arthur Andersen & Co. Mr. McKennon has 31 years of experience in private and public accounting, auditing and consulting in Southern California. He obtained his B.A. degree in Business Administration from California State University, Fullerton.

Zareh H. Sarrafian, 53, was appointed to the Board of Directors on January 31, 2016, in connection with the Company’s acquisition of SCAF and its subsidiary Security Bank of California. Mr. Sarrafian has served as the Chief Executive Officer of Riverside County Regional Medical Center in Riverside, California since 2014. Prior to that, Mr. Sarrafian served as Chief Administrative Officer at Loma Linda Medical Center in Loma Linda, California since 1998. Prior to joining the Company’s and the Bank’s boards of directors, Mr. Sarrafian served as a director of SCAF and SBOC since 2005. Mr. Sarrafian received his B.S. from California State Polytechnic University, Pomona, and his M.B.A. from California State University, San Bernardino.

Cora M. Tellez, 67, has served as a director of the Company’s Board since October 2015. Ms. Tellez has served as the Chief Executive Officer and President of both Sterling Health Services Administration, Inc. and Sterling Self Insurance Administration since founding the companies in 2003 and 2010, respectively. Ms. Tellez previously served as the President of the health plans division of Health Net, Inc., an insurance provider that

INDEX

operated in seven states. She also has served as President of Prudential`s western healthcare operations, Chief Executive Officer of Blue Shield of California, Bay Region, and Regional Manager for Kaiser Permanente of Hawaii. Ms. Tellez serves on the boards of directors of HMS Holdings, Inc., (NASDAQ:HMSY) (“HMS”) and CorMedix (NYSE:CRMD). For HMS, Ms. Tellez chairs the Nominating and Governance Committee and serves on the Audit and Compensation Committees. For CorMedix, Ms. Tellez chairs the board of directors and serves on the Audit and Nominating and Governance Committees. She also serves on several nonprofit organizations such as the Institute for Medical Quality and UC San Diego’s Center for Integrative Medicine. Ms. Tellez received her B.A. from Mills College and her M.S. in public administration from California State University, Hayward.

Executive Officers Who Are Not Serving As Directors

Below is information regarding each of our executive officers who are not directors of the Company or Bank, including their title, age, date they became an officer of the Company or the Bank, as the case may be, and a brief biography describing each executive officer’s business experience.

Edward Wilcox, 50, President and Chief Banking Officer, was hired in August 2003 as the Bank’s Senior Vice President and Chief Credit Officer. In September 2004, Mr. Wilcox was promoted to Executive Vice President and was responsible for overseeing loan and deposit production. In the fourth quarter of 2005, Mr. Wilcox was promoted to Chief Banking Officer and assumed responsibility of the branch network. In March 2014, Mr. Wilcox was promoted to Chief Operating Officer of the Bank. In April 2015, Mr. Wilcox was promoted to Senior Executive Vice President and Chief Banking Officer and served in that role until his appointment as President and Chief Banking Officer in May 2016. Prior to joining the Bank, Mr. Wilcox served as Loan Production Manager at Hawthorne Savings for two years and as the Secondary Marketing Manager at First Fidelity Investment & Loan for five years. Mr. Wilcox has an additional nine years of experience in real estate banking, including positions as Asset Manager, REO Manager and Real Estate Analyst at various financial institutions. Mr. Wilcox obtained his B.A. degree in Finance from New Mexico State University.

Ronald J. Nicolas, Jr., 58, Senior Executive Vice President/Chief Financial Officer, was hired in May 2016. Mr. Nicolas serves as Chairman of the Bank’s Asset Liability Committee. Prior to joining the Company and Bank, Mr. Nicolas served as Executive Vice President and Chief Financial Officer at each of: Banc of California (2012-2016); Carrington Holding Company, LLC (2009-2012); Residential Credit Holdings, LLC (2008-2009); Fremont Investment and Loan (2005-2008); and Aames Investment/Financial Corp. (2001-2005). Earlier in his career, Mr. Nicolas served in various capacities with KeyCorp, a $60-billion financial institution, including Executive Vice President Group Finance of KeyCorp (1998-2001), Executive Vice President, Treasurer and Chief Financial Officer of KeyBank USA (1994-1998), and Vice President of Corporate Treasury (1993-1994). Before joining KeyCorp, he spent eight years at HSBC-Marine Midland Banks in a variety of financial and accounting roles. Mr. Nicolas obtained his B.S. degree in Finance and his Masters in Business Administration from Canisius College.

Michael S. Karr, 48, Senior Executive Vice President/Chief Credit Officer, was hired in April 2006.  Mr. Karr oversees the Bank’s credit functions and has responsibility for all lending and portfolio operations.  He is the Chairman of the Bank’s Management Credit Committee and its Credit and Portfolio Review Committee.  Prior to joining the Bank, Mr. Karr worked for Fremont Investment & Loan for 11 years as Vice President in charge of their Commercial Real Estate Asset Management department. Mr. Karr obtained his B.A. degree in Economics and Government, cum laude, from Claremont McKenna College and his Masters in Business Administration from the University of California, Irvine.

Thomas Rice, 45, Senior Executive Vice President/Chief Operating Officer, was hired November 2008 as the Bank’s Senior Vice President and Chief Information Officer. Mr. Rice has overseen the technology and security functions since 2008 and led the smooth systems conversions and integrations of the last seven acquisitions. Mr. Rice was appointed Executive Vice President and Chief Operating Officer of the Bank in April 2015 and assumed responsibility for operations of the Bank. Prior to joining the Bank, Mr. Rice was a founding

INDEX

partner at Compushare where he oversaw the company’s expansion and several system conversions of his banking clients. Mr. Rice obtained his B.S. degree in Computer Information Systems from DeVry University.

Corporate Governance

We value strong corporate governance principles and adhere to the highest ethical standards. These principles and standards, along with our core values of fairness and caring, assist us in achieving our corporate mission. To foster strong corporate governance and business ethics, our Board of Directors continues to take many steps to strengthen and enhance our corporate governance practices and principles. To that end, we have adopted Corporate Governance Guidelines to achieve the following goals:

•	to promote the effective functioning of the Board of Directors;

•	to ensure that the Company conducts all of its business in accordance with the highest ethical and legal standards; and

•	to enhance long-term stockholder value.

The full text of our Corporate Governance Guidelines is available within our Corporate Governance Policy which is on our website at www.ppbi.com under the Investor Relations section. Our share holders may also obtain a written copy of the guidelines at no cost by writing to us at 17901 Von Karman Avenue, Suite 1200, Irvine, California 92614, Attention: Investor Relations Department, or by calling (949) 864-8000.

The Nominating Committee of our Board of Directors administers our Corporate Governance Guidelines, reviews performance under the guidelines and the content of the guidelines annually and, when appropriate, recommends updates and revisions to our Board of Directors.

Director Qualifications, Diversity and Nomination Process

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

In evaluating both the current directors and the nominees for director, the Nominating Committee considers such other relevant factors, as it deems appropriate, including the current composition of the Board, the need for Audit Committee expertise, and the director qualification guidelines set forth in the Company's Corporate Governance Policy. Under the Company's Corporate Governance Policy, the factors considered by the Nominating Committee and the Board in its review of potential nominees and directors include: integrity and independence; substantial accomplishments, and prior or current association with institutions noted for their excellence; demonstrated leadership ability, with broad experience, diverse perspectives, and the ability to exercise sound business judgment; the background and experience of candidates, particularly in areas important to the operation of the Company such as business, education, finance, government, law or banking; the ability to make a significant and immediate contribution to the Board's discussions and decision-making; special skills, expertise or background that add to and complement the range of skills, expertise and background of the existing directors; career success that demonstrates the ability to make the kind of important and sensitive judgments that the Board is called upon to make; and the availability and energy necessary to perform his or her duties as a director. In addition, the Nominating Committee and the Board believe the composition of the Board should reflect sensitivity to the need for diversity as to gender, ethnic background and experience. Application of these factors involves the exercise of judgment by the Board and cannot be measured in any mathematical or routine way.

In connection with the evaluation of nominees, the Nominating Committee determines whether to interview the prospective nominee, and if warranted, one or more members of the Nominating Committee, in concert with the CEO, interviews prospective nominees. After completing its evaluation, the Nominating

INDEX

Committee makes a recommendation to the full Board as to the persons who should be nominated by the Board, and the Board determines the nominees after considering the recommendation and report of the Nominating Committee.

For each of the nominees to the Board and the current directors, the biographies shown above highlight the experiences and qualifications that were among the most important to the Nominating Committee in concluding that the nominee or the director should serve or continue to serve as a director of the Company. The table below supplements the biographical information provided above.

The vertical axis displays the primary factors reviewed by the Nominating Committee in evaluating a board candidate.

	Boudreau	Carona	Fargo	Gardner	Garrett	Goddard	Jones	McKennon	Sarrafian	Tellez

Experience, Qualifications, Skill or Attribute
Professional standing in chosen field	X	X	X	X	X	X	X	X	X	X
Expertise in financial services or related industry		X		X	X	X	X	X		X
Audit Committee Financial Expert (actual or potential)	X			X	X	X	X	X		X
Civic and community involvement	X	X	X	X	X	X	X	X	X	X
Other public company experience	X		X	X				X	X	X
Leadership and team building skills	X	X	X	X	X	X	X	X	X	X
Specific skills/knowledge:
– finance	X	X	X	X	X	X	X	X	X	X
– marketing		X		X
– public affairs		X			X
– human resources	X	X		X
– governance	X	X	X	X	X	X	X	X	X	X

Our stockholders may propose director candidates for consideration by the Nominating Committee by submitting the individual's name and qualifications to our Secretary at 17901 Von Karman Avenue, Suite 1200, Irvine, CA 92614. Our Nominating Committee will consider all director candidates properly submitted by our stockholders in accordance with our Bylaws and Corporate Governance Guidelines.

Board of Directors Independence

The Boards of Directors of the Company and the Bank currently have ten (10) members serving, all of whom are elected annually and will continue to serve until their successors are elected and qualified. Our Corporate Governance Guidelines require that our Board of Directors consist predominantly of directors who are not currently, and have not been, employed by us during the most recent three years (i.e. non-management directors). Currently, our Chairman, President and CEO, Mr. Gardner, is the only director who is also a member of management.

In addition, our Corporate Governance Guidelines require that a majority of the Board of Directors consist of "independent directors" as defined under the NASDAQ Stock Market rules. No director will be "independent" unless the Board of Directors affirmatively determines that the director meets the categorical

INDEX

standards set forth in the NASDAQ rules and otherwise has no relationship with the Company that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and has no material relationship with the Company, either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company.

The Nominating Committee is responsible for the annual review, together with the Board of Directors, of the appropriate criteria and standards for determining director independence consistent with the NASDAQ Stock Market rules. The Board of Directors has determined that Kenneth A. Boudreau, Ayad A. Fargo, Joseph L. Garrett, John D. Goddard, Jeff C. Jones, Michael L. McKennon, Zareh H. Sarrafian, and Cora M. Tellez are independent and have no material relationships with the Company.

Responsibilities of the Board of Directors

In addition to each director's basic duties of care and loyalty, the Board of Directors has separate and specific obligations enumerated in our Corporate Governance Guidelines. Among other things, these obligations require directors to effectively monitor management's capabilities, compensation, leadership and performance, without undermining management's ability to successfully operate the business. In addition, our Board and its committees have the authority to retain and establish the fees of outside legal, accounting or other advisors, as necessary to carry out their responsibilities.

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

Board of Directors Leadership Structure

Our Bylaws provide for a Board of Directors that will serve for one-year terms. The size of the Board shall be designated by the Board, but shall be seven (7) in the absence of such designation. Vacancies on the Board may be filled by a majority of the remaining directors. A director elected to fill a vacancy, or a new directorship created by an increase in the size of the Board, serves for a term expiring at the next annual meeting of stockholders.

Our Board of Directors has no fixed policy with respect to the separation of the offices of Chairman of the Board of Directors and CEO. Our Board retains the discretion to make this determination on a case-by-case basis from time to time as it deems to be in the best interests of the Company and our stockholders at any given time. The offices of Chairman of the Board of Directors and CEO currently are jointly held. The Board has designated a lead independent director to ensure independent director oversight of the Company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of the Board.

Board of Directors Risk Oversight

The understanding, identification and management of risk are essential elements for the successful management of our Company. The entire Board of Directors is responsible for oversight of the Company's risk management processes. The Board delegates many of these functions to the Audit Committee. Under its charter, the Audit Committee is responsible for monitoring business risk practices and legal and ethical programs. In this way, the Audit Committee helps the Board fulfill its risk oversight responsibilities relating to the Company's financial statements, financial reporting process and regulatory requirements. The Audit Committee also oversees our corporate compliance programs, as well as the internal audit function. In addition to the Audit Committee's work in overseeing risk management, our full Board regularly engages in discussions of the most significant risks that the Company is facing and how these risks are being managed, and the board receives reports on risk management from

INDEX

senior officers of the Company and from the chair of the Audit Committee. The Board receives periodic assessments from the Company's ongoing enterprise risk management process that are designed to identify potential events that may affect the achievement of the Company's objectives. In addition, our Board and its standing committees periodically request supplemental information or reports as they deem appropriate.

Communication With Directors

Individuals may submit communications to any individual director, including our presiding Chairman, our Board as a group, or a specified Board committee or group of directors, including our non-management directors, by sending the communications in writing to the following address: Pacific Premier Bancorp, Inc., 17901 Von Karman Avenue, Suite 1200, Irvine, California 92614. All correspondence should indicate to whom it is addressed. The Company's Corporate Secretary will sort the Board correspondence to classify it based on the following categories into which it falls: stockholder correspondence, commercial correspondence, regulatory correspondence or customer correspondence. Each classification of correspondence will be handled in accordance with a policy unanimously approved by the Board.

Board Meetings and Executive Sessions

During 2016, our Board of Directors met nine times and anticipates holding ten full Board meetings in 2017. Directors, on average, attended approximately 98% of the Board and applicable Board committee meetings during 2016. All of our directors are encouraged to attend each meeting in person. Our management provides all directors with an agenda and appropriate written materials sufficiently in advance of the meetings to permit meaningful review. Any director may submit topics or request changes to the preliminary agenda as he or she deems appropriate in order to ensure that the interests and needs of non-management directors are appropriately addressed. To ensure active and effective participation, all of our directors are expected to arrive at each Board and committee meeting having reviewed and analyzed the materials for the meeting.

It is the Company's policy that the independent directors of the Company meet in executive sessions without management at least twice on an annual basis in conjunction with regularly scheduled board meetings. Executive sessions at which the independent directors meet with the CEO also may be scheduled. During 2016, the independent directors met seven times in executive session without the presence of management.

Director Attendance at Company Annual Meetings

All of our directors are encouraged to attend every Company annual meeting of stockholders. All of our directors attended our 2016 Annual Meeting of Stockholders.

Director Contact with Management

All of our directors are invited to contact our Chief Executive Officer and or any of our executive or senior level managers at any time to discuss any aspect of our business. In addition, there generally are frequent opportunities for directors to meet with other members of our management team.

INDEX

Corporate Code of Business Conduct and Ethics

We have implemented a Code of Business Conduct and Ethics applicable to our directors, CEO, Chief Financial Officer ("CFO"), other senior management, and to all of our officers and employees. Our Code of Business Conduct and Ethics provides fundamental ethical principles to which these individuals are expected to adhere. Our Code of Business Conduct and Ethics operates as a tool to help our directors, officers, and employees understand and adhere to the high ethical standards required for employment by, or association with, the Company and the Bank. Our Code of Business Conduct and Ethics is available on our website at www.ppbi.com under the Investor Relations section. Our stockholders may also obtain written copies at no cost by writing to us at 17901 Von Karman Avenue, Suite 1200, Irvine, California 92614, Attention: Investor Relations Department, or by calling (949) 864-8000. Any future changes or amendments to our Code of Business Conduct and Ethics and any waiver that applies to one of our senior financial officers or a member of our Board of Directors will be posted to our website.

Committees of the Board of Directors

Audit	Compensation	Nominating & Corporate Governance	Executive Committee

Kenneth A. Boudreau	Ayad Fargo	Kenneth A. Boudreau	Steve Gardner*
Joseph Garrett	Joseph Garrett*	Jeff C. Jones *	Joseph Garrett
Jeff C. Jones	John D. Goddard	Zareh Sarrafian	Jeff C. Jones
Michael L. McKennon *	Jeff C. Jones	Michael L. McKennon	Michael L. McKennon
Cora Tellez	Cora Tellez		Zareh Sarrafian

10 meetings held in 2016	4 meetings held in 2016	1 meeting held in 2016	No meetings held in 2016

* Chairperson

A description of the general functions of each of the Company’s Board committees and the composition of each committee is set forth below.

Audit Committee.  The Audit Committee is responsible for selecting and communicating with the Company’s independent auditors, reporting to the Board on the general financial condition of the Company and the results of the annual audit, and ensuring that the Company's activities are being conducted in accordance with applicable laws and regulations. The internal auditor of the Company reports directly to the Audit Committee and participates in the Audit Committee meetings. A copy of the Audit Committee charter can be found on the Company’s website at www.ppbi.com under the Investor Relations section.

No member of the Audit Committee receives any consulting, advisory or other compensation or fee from the Company other than fees for service as a member of the Board of Directors, committee member or officer of the Board. Each of the Audit Committee members is considered “independent” under the NASDAQ listing standards and rules of the U.S. Securities and Exchange Commission (the “SEC”). The Board of Directors has determined that Mr. McKennon satisfies the requirements established by the SEC for qualification as an “audit committee financial expert.”

Compensation Committee. The Compensation Committee reviews the amount and composition of director compensation from time to time and makes recommendations to the Board when it concludes changes are needed. In recommending director compensation, the Compensation Committee considers the potential negative effect on director independence if director compensation and perquisites exceed customary levels. The Compensation Committee also (i) has oversight responsibility for the Bank’s compensation policies, benefits and practices, (ii) approves all stock option, restricted stock and restricted stock unit ("RSUs") grants, (iii) has oversight

INDEX

responsibility for management planning and succession, and (iv) determines the annual salary, the annual bonus, stock options, and restricted stock grants of the CEO, President, Chief Banking Officer (“CBO”), CFO, Chief Credit Officer (“CCO”), and Chief Operating Officer (“COO”). A copy of the Compensation Committee charter can be found on the Company’s website at www.ppbi.com under the Investor Relations section.

The Compensation Committee has the authority, in its sole discretion, to retain and terminate compensation advisors, including approval of the terms and fees of any such arrangement. In 2016, the Compensation Committee engaged Pearl Meyer & Partners (“Pearl Meyer”) to assist the Compensation Committee with its responsibilities related to our executive and Board compensation programs. Pearl Meyer does not provide other services to the Company. Additionally, based on (i) standards promulgated by the SEC and the NASDAQ to assess compensation advisor independence and the analysis conducted by Pearl Meyer in its independence review, the Compensation Committee concluded that Pearl Meyer is independent and a conflict-free advisor to the Company.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee has oversight responsibility for nominating candidates as directors and to determine satisfaction of independence requirements. The Nominating and Corporate Governance Committee has adopted a written charter. A copy of the charter and the Company’s Corporate Governance Guidelines can both be found on the Company’s website at www.ppbi.com under the Investor Relations section.

The primary responsibilities of our Nominating and Corporate Governance Committee include:

•	assisting the Board in identifying and screening qualified candidates to serve as directors, including considering stockholder nominees;

•	recommending to the Board candidates for election or reelection to the Board or to fill vacancies on the Board;

•	aiding in attracting qualified candidates to serve on the Board;

•	making recommendations to the Board concerning corporate governance principles;

•	periodically assessing the effectiveness of the Board in meeting its responsibilities representing the long-term interests of the stockholders; and

•	following the end of each fiscal year, providing the Board with an assessment of the Board’s performance and the performance of the Board committees.

Executive Committee. The Executive Committee may exercise all authority of the Board in the intervals between Board meetings, except for certain matters. The Executive Committee’s primary responsibilities include: (i) acting on behalf of the Board upon any routine operational matters, or such other matters, which, in the opinion of the Chairman of the Board, should not be postponed until the next regularly scheduled meeting of the Board, subject, in each case, to the limitations set forth in the Executive Committee charter and the Company’s by-laws; and (ii) form and delegate authority to subcommittees when appropriate. A copy of the Executive Committee charter can be found on the Company’s website at www.ppbi.com under the Investor Relations section.

Compensation Committee Interlocks and Insider Participation

For 2016, the Compensation Committee was comprised of Messrs. Fargo, Garrett, Goddard, and Jones, and Ms. Tellez, each of whom was an independent director. None of these individuals is or has been an officer or employee of the Company during the last fiscal year or as of the date of this Annual Report on Form 10-K, or is serving or has served as a member of the compensation committee of another entity that has an executive officer serving on the Compensation Committee. No executive officer of the Company served as a director of another entity that had an executive officer serving on the Compensation Committee. Finally, no executive officer of the Company served as a member of the compensation committee of another entity that had an executive officer serving as a director of the Company.

INDEX

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the related rules and regulations, our directors and executive officers and any beneficial owners of more than 10% of any registered class of our equity securities, are required to file reports of their ownership, and any changes in that ownership, with the SEC. Based solely on our review of copies of these reports and on written representations from such reporting persons, we believe that during 2016, all such persons filed all ownership reports and reported all transactions on a timely basis except that, due to an administrative oversight, a Form 4 was not timely filed for Messr. Garret (open market purchase on November 22, 2016, pursuant to 10b5-1 plan/filing was made on November 25, 2016) and Messr. Boudreau (open market purchase on July 29, 2016/filing was made on August 5, 2016).

Committee Independence and Additional Information

The Company’s Audit, Nominating and Corporate Governance, and Compensation Committees are currently composed entirely of “independent” directors, as defined by our Corporate Governance Guidelines and applicable NASDAQ and SEC rules and regulations. Our Compensation, Audit, Nominating and Corporate Governance, and Executive Committees each have a written charter, which may be obtained on our website at www.ppbi.com under the Investor Relations section. Company stockholders may also obtain written copies of the charters at no cost by writing to us at 17901 Von Karman Avenue, Suite 1200, Irvine, California 92614, Attention: Investor Relations Department, or by calling (949) 864-8000.

The Chair of each committee is responsible for establishing committee agendas. The agenda, meeting materials and the minutes of each committee meeting are furnished in advance to all of our directors, and each committee chair reports on his or her committee’s activities to the full Board.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Discussion & Analysis

In this Compensation Discussion & Analysis (“CD&A”), we explain our compensation program for our named executive officers (“NEOs”) in 2016. The NEOs for 2016 are:

Name	Title (as of year-end, except as noted)
Steven R. Gardner	Chairman of the Board, Chief Executive Officer and President of the Company and Chairman of the Board and Chief Executive Officer of the Bank
Edward Wilcox	President and Chief Banking Officer of the Bank
Michael S. Karr	Senior Executive Vice President and Chief Credit Officer of the Bank
Thomas Rice	Senior Executive Vice President and Chief Operating Officer of the Bank
Ronald J. Nicolas, Jr.	Senior Executive Vice President and Chief Financial Officer of the Company and the Bank
E. Allen Nicholson	Former Executive Vice President and Chief Financial Officer of the Company and the Bank

You should read this CD&A in conjunction with the tables, footnotes and text found on pages 163 to 176 of this Annual Report, which provide additional information regarding our compensation program for NEOs. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations. Our Compensation Committee may provide other compensation opportunities or arrangements or modify the current arrangements with our NEOs based upon its evaluation of how to achieve the objectives of our compensation program.

INDEX

Executive Summary

2016 Corporate Performance Highlights. We believe the Company had a successful 2016. We experienced strong organic growth coupled with expansion of our franchise through acquisitions. Evidence of our success in 2016 includes:

•	Net income of $40.1 million, which represents a 57% increase from 2015;

•	Earnings per (diluted) share of $1.46, which represents a 23% increase from 2015;

•	Return on average assets of 1.11%, as compared to a 2015 return of 0.97%;

•	Total originated loans at year-end of $1.26 billion, which represents a 29% increase from 2015;

•	Total loans at year-end of $3.24 billion, which represents an increase of $987 million, or 44% from 2015;

•	Total deposits at year-end of $3.15 billion, which represents an increase of $950 million, or 43% from 2015

•	Year-end book value per share increased by 19% as compared to 2015, and tangible book value per share grew by 12% from 2015;

•	Strong asset quality was maintained, with loan delinquencies of 0.03% and total non-performing assets of 0.04%;

•	The Bank and the Corporation each exceeded all regulatory “well capitalized” requirements;

•	The Company acquired SCAF and its bank subsidiary, Security Bank, and entered into a merger agreement for the acquisition of Heritage Oaks Bancorp and its bank subsidiary, Heritage Oaks Bank; and

•	Total shareholder return (“TSR”) for 2016 was 66.4% and the annualized TSR for 2014 - 2016 was 31%.

As discussed in more detail below, the Compensation Committee reviewed a compensation study prepared by Pearl Meyer in October 2016, which examined the Company’s performance over a one- and three-year period (through June 30, 2016). The study found that the Company’s performance was near or above the 75th percentile in various growth metrics (assets, deposits, loans, net income), and on a one-year basis for return metrics. At that time, the Company’s total shareholder returns for the one- and three-year periods was in the 97th percentile. Our one- and three-year total shareholder return at December 31, 2016, as compared to our 2016 peer group and the KBW Bank Index returns, is illustrated in the following chart:

Consideration of Prior “Say on Pay Votes”. At our 2015 Annual Meeting of Stockholders, our shareholders approved the “say-on-pay” vote by 74.7% of the votes cast. The Compensation Committee was not satisfied with the voting result, and subsequently undertook a comprehensive review of the Company’s executive compensation program with the assistance of an independent compensation consultant. Based upon the analysis conducted and the feedback received, the Compensation Committee determined that, although Company performance and executive compensation levels were not necessarily objectionable, the Company’s executive compensation program should be more rigorous in the way in which the Company links pay to performance, applies performance metrics and determines the form and amount of executive compensation. The Compensation Committee responded with significant changes in the 2016 executive compensation program, and was pleased that shareholders approved the say-on-pay proposal in May of 2016 by 98.4% of the votes cast. During 2017, the Compensation Committee will continue to evaluate the executive compensation program to ensure that it is consistent with the Company’s compensation philosophy described below, and will focus particularly on succession planning to help ensure management continuity.

Program Attributes. To guide compensation decisions, the Compensation Committee adopted a formal compensation philosophy for the 2016 fiscal year. The philosophy reflects the Compensation Committee’s intent to generally set all elements of target compensation (i.e., base salary, annual cash incentive awards, and long term incentive awards) at or near comparable levels relative to our peers and relative to the Company’s performance as compared to our peers. Unlike target compensation levels, which are set by the Compensation Committee near the beginning of the year, actual compensation is a function of the Company’s operational and financial performance, as reflected through annual incentive and performance share payouts, as well as the value of equity awards at vesting.

INDEX

The Compensation Committee designs the executive compensation program to link pay to performance and align our executives’ interests with those of our shareholders. A significant portion of our executive officers’ compensation opportunity is at risk through long-term equity awards and annual cash incentive awards based on pre-determined objective operational and financial performance goals. These awards are linked to performance measures that correlate with shareholder value creation. To achieve this mix, the Compensation Committee evaluates the Company’s financial objectives and performance across a broad range of financial metrics and focusing on the Company’s core financial metrics and strategic actions.

To ensure that the executive compensation program achieves its goals, the Compensation Committee works with its independent compensation consultant to develop a peer group of companies that are similar in size, scope, the nature of our business operations and with which we compete for talent. No tax gross-up is paid to any executive for any reason. No option repricing is allowed, except with shareholder approval. We maintain stock ownership guidelines for our CEO that require our CEO to own shares of our common stock with a value of at least three times his annual base salary. In addition, the Company maintains an anti-hedging and anti-pledging policy, as well as has clawback provisions, as described in greater detail below.

Key Issues that Shaped Our 2016 Executive Compensation Program. For 2016, we made significant important changes to our compensation program for NEOs. These changes resulted from substantial work undertaken by our Compensation Committee, beginning in 2015. The Committee sought to revise our program to ensure that it would continue in its crucial function of helping us attract and retain talented executives, aligning their interests with the interests of our shareholders, driving financial performance, limiting overall risk to the Company, and ultimately providing high returns to our shareholders. The Committee focused on the following key issues:

•
As noted above, our NEOs have achieved outstanding results for the Company, consistently since 2010. From 2010 through 2016, we have grown total assets from $827 million to $4.04 billion, book value per share (diluted) from $7.18 to $16.54, and market capitalization from $33.9 million to $982.7 million. Returns to shareholders have been outstanding; share price grew from $6.48 at December 31, 2010 to $35.35 at December 31, 2016.

•
While we have sought to tie NEO compensation to Company performance through in 2016, the Compensation Committee believes that the levels of NEO compensation in relation to the performance achieved have been low when compared to the Company’s peers.

•
Executing on our long-term business strategy - seeking profitable organic growth while adding value to our franchise through acquisitions - requires a high degree of management skill and a significant commitment of resources. Management has delivered through its disciplined and consistent approach to business development, its focus on building a staff of high quality relationship managers and banking professionals, and its success in identifying, consummating and integrating acquisitions into our business.

•
In order for our executive compensation program to help us retain our high performing NEOs for the work ahead and attract talented executives to join our team, the program must be competitive with the financial institutions with whom we compete for management talent.

•
As we continue to grow organically and through acquisitions, the administration and governance of our executive compensation program will continue to increase in complexity and importance. We must continue to meet the executive compensation governance standards expected of a large, mature financial institution.

Executive Compensation Program Summary

The Compensation Committee believes that our executive compensation program is designed to align the interests of the NEOs with the interests of shareholders, while ameliorating risk, and representing good governance standards. Our balanced compensation program provides a mix of fixed compensation and short- and long-term variable compensation, with an array of performance goals that mitigate excessive risk-taking behavior. A key design feature of our executive compensation program is that a significant portion of our NEO compensation is aligned with the Company’s performance through annual cash incentives and equity awards. The purpose and key characteristics of each element of our executive compensation program are summarized below.

INDEX

Element	Purpose	Key Characteristics
Base Salary
Provides a fixed level of compensation for performing essential job functions. The level of base salary reflects each NEO’s level of responsibility, leadership, tenure, qualifications, and the competitive marketplace for executive talent in our industry.
Fixed compensation reviewed annually and adjusted, if and when appropriate.
Annual Incentive Awards	Motivates NEOs to achieve our short-term business objectives while providing flexibility to respond to opportunities and market conditions.	Annual cash bonus based on corporate performance as compared to pre-established goals. Annual incentives are capped at 150% of target levels.
Long-Term Incentive Awards	Motivates NEOs to achieve our long-term business objectives by tying incentive to long-term metrics.
Long-term incentive awards can be in the form of restricted stock or restricted stock unit awards. Restricted stock is awarded based on the achievement of a threshold performance goal tied to the ratio of non-performing assets to total assets. Once an award is granted, the award vests over three years. Awards of restricted stock units are granted as performance compensation awards that vest over three years based on the attainment of pre-established annual performance goals.

Other Compensation
Provide benefits that allow NEOs to defer a portion of their compensation on a pre-tax basis to save for retirement and that promote employee health and welfare, which assists in attracting and retaining our NEOs.
Indirect compensation consisting of a qualified retirement plan, health and welfare plans and minimal perquisites.

2016 NEO Compensation

Process for Determining Executive Compensation.

The Compensation Committee’s Role

The Compensation Committee is an independent body that has control of compensation decisions affecting NEOs, including establishing our compensation objectives and determining, approving and overseeing our executive compensation program. The Compensation Committee’s precise responsibilities are set forth in its Charter, which is the document by which the Board has constituted and delegated authority to the Compensation Committee. In administering our executive compensation program, the Compensation Committee seeks to ensure that the structure and amount of compensation paid to our NEOs are appropriate in view of the Company’s compensation goals and philosophies, and each NEO’s skill set, abilities and accomplishments.

As discussed below, the Compensation Committee uses information provided by independent compensation consultants and industry surveys, as well as input received from shareholders and shareholder advisors in making determinations regarding our executive compensation program. The Compensation Committee discusses with the Board, at least annually, the individual performance of each NEO using performance metrics and qualitative factors in order to arrive at an amount and composition of compensation for each NEO.

INDEX

The Compensation Committee works closely with management, particularly the CEO, CFO and Executive Vice President for Human Resources, in administering the compensation program. In particular, the CEO reviews the performance of the other NEOs annually and makes recommendations to the Compensation Committee on salary adjustments and annual award amounts. Management also provides information and analysis relating to performance metrics, award terms, tax and accounting issues and other aspects of NEO compensation. The Compensation Committee independently reviews this information and then exercises its authority to implement the Company’s compensation philosophy through the executive compensation program.

Compensation Consultant Engagement; Peer Group Study

In 2015 and 2016, the Compensation Committee engaged independent consulting firms specializing in compensation program design and evaluation with significant experience in the financial services industry to assist the Compensation Committee in revising our compensation program for NEOs. In selecting McLagan in 2015 and Pearl Meyer in 2016, the Compensation Committee reviewed the independence of each firm under applicable NASDAQ listing standards and SEC rules and regulations. Based on its review and information provided by each firm regarding the provision of services, fees, policies and procedures, the presence of any conflicts of interest, ownership of the Company’s stock, and other relevant factors, the Compensation Committee concluded that engaging McLagan and Pearl Meyer raised no conflicts of interest concerns and were deemed to be independent advisor to the Compensation Committee.

The Compensation Committee sought the assistance of these independent consulting firms to improve the rigor of the Compensation Committee’s compensation evaluation and design process, to ensure adherence to appropriate governance standards, and to ensure that our compensation program is competitive in terms of design, amount of compensation, and alignment of compensation determinations with the Company’s performance. The Compensation Committee believes that the assistance of these independent consulting firms was necessary and appropriate in helping the Compensation Committee respond to what it felt were significant and valid points raised by shareholder representatives.

In 2015, the Compensation Committee engaged McLagan to develop an appropriate peer group of financial institutions and to prepare a study comparing the Company’s performance, its compensation of NEOs, and the alignment of performance and compensation to the performance and compensation programs of the companies in the peer group. The Compensation Committee sought to revise the prior peer group in light of the Company’s rapid growth and the Compensation Committee’s interest in comparing pay and performance against high-performing peers. For this purpose, McLagan and the Compensation Committee, with assistance from our human resources team, developed the 2015 peer group consisting of 16 banking institutions (the 2015 Peer Group”). For 2015 Peer Group, the Compensation Committee selected bank holding companies and banks that were with which the Company potentially competes for executive talent. The 2015 Peer Group was not selected based on the levels of executive compensation or attributes of their compensation program. Instead, the 2015 Peer Group was selected based on the following criteria:

•	Publicly-traded commercial banks or thrifts focused on commercial banking

•	Companies headquartered in the Federal Reserve 12th District (Western States), primarily California

•
Companies having total assets generally between $1.5 billion and $8.0 billion as of the most recent quarter-end. Median asset size of the Peer Group at the time of selection was $3.2 billion, at which time the Company’s total assets were $2.6 billion (the 47th percentile of the 2015 Peer Group).

The following companies comprised the 2015 Peer Group:

INDEX

Banc of California	Bank of Marin Bancorp	BBCN Bancorp, Inc.
CU Bancorp	CVB Financial Corp.	Farmers & Merchants Bancorp
First Foundation, Inc.	Hanmi Financial Corporation	Heritage Commerce Corp
Heritage Oaks Bancorp	Opus Bank	Preferred Bank
Sierra Bancorp	TriCo Bancshares	Westamerica Bancorporation
Wilshire Bancorp, Inc.

Factors in Decision Making. The McLagan study, with its focus on the 2015 Peer Group, was a primary reference for the Compensation Committee in establishing our 2016 NEO compensation program. During 2016, in view of our continuing rapid growth - both organically and through acquisitions - and top quartile performance in relation to the 2015 Peer Group on an array of performance metrics, the Compensation Committee reexamined the composition of the 2015 Peer Group. In this regard, two of the peer group companies (Wilshire Bancorp, Inc. and BBCN Bancorp, Inc.) had merged, resulting in one surviving company with assets above the competitive range. With the assistance of Pearl Meyer, the Compensation Committee considered three alternative approaches to modify the 2015 Peer Group: (1) eliminate four companies with less than $2.5 billion in assets (Bank of Marin Bancorp, Heritage Commerce Corp., Heritage Oaks Bancorp and Sierra Bancorp) from the 2015 Peer Group; (2) maintain the size of the 2015 Peer Group by replacing the four companies with size-appropriate institutions with operations in California; or (3) continue to include the four companies and expand the 2015 Peer Group to a total of 24 by adding institutions with operations in larger U.S. metropolitan areas and strong performance, as measured by a return on tangible equity greater than 10%. The Compensation Committee concluded that expanding 2015 Peer Group (the third consideration above) would provide the most appropriate modification in part because a 24-member peer group is generally considered to be more reliable, and in part because including companies from other regions would expose the Compensation Committee to more diverse compensation approaches and practices.

As noted above, the Compensation Committee considered asset size, geographic location, commercial business focus and overall performance in selecting the 2016 peer group (the “2016 Peer Group”), but did not (and its advisors did not) pre-screen the companies under consideration as to the level of executive compensation or as to the companies’ specific compensation practices.

The following companies comprise the 2016 Peer Group (new companies in italics):

Banc of California, Inc.	Banner Corporation	Bofl Holding, Inc.
Boston Private Financial Holdings, Inc.	Brookline Bancorp, Inc.	Cardinal Financial Corporation
Century Bancorp, Inc.	ConnectOne Bancorp, Inc.	CU Bancorp
CVB Financial Corp.	Farmers & Merchants Bancorp	First Foundation Inc.
Flushing Financial Corporation	Hanmi Financial Corporation	HomeStreet, Inc.
Independent Bank Group, Inc.	Lakeland Bancorp, Inc.	LegacyTexas Financial Group, Inc.
Opus Bank	Preferred Bank	Provident Financial Services, Inc.
Sandy Spring Bancorp, Inc.	TriCo Bancshares	Westamerica Bancorporation

In setting compensation each year, the Compensation Committee independently evaluates the various components and levels of compensation for executives within the applicable Peer Group focusing on base salary, annual cash incentive (bonus) and equity compensation as well as benefits and retirement plans. Based on the Compensation Committee’s independent evaluation, findings included in the compensation analysis, and the recommendations of the CEO (in the case of the other NEOs), the Compensation Committee established compensation levels for our NEOs for 2015 and 2016. These established levels included parameters of base salaries, annual cash incentive awards, long-term equity incentive awards, retirement plans and other benefits, and other executive benefits (including perquisites) that were appropriate for the NEOs and in alignment with our compensation philosophy.

INDEX

In December 2015, the Compensation Committee reviewed the McLagan report and other information, including a management-prepared analysis of the Company’s performance and further analysis prepared by a member of the Compensation Committee. The various studies showed that on a number of key financial performance metrics (including asset growth, earnings per share growth, non-performance assets as a percentage of total assets, and three-year total shareholder returns), and as compared to the 2015 Peer Group companies, the Company had been performing above the 75th percentile. However, compensation of our NEOs over the prior three years was significantly below the 75th percentile, and lagged the level of achieved performance.

In addition, the Compensation Committee recognized that the 2016 performance goals it was considering for incentive compensation, which require substantial year-over-year growth, likely would continue the Company’s long-term trend of outperforming comparable companies (including the 2015 Peer Group). As a result, the Compensation Committee was concerned that, if management continued to perform well over multiple years and achieved the performance goals, shareholders would likely continue to benefit from very good returns (both absolutely and comparatively), but payout levels for our NEOs would continue to be below market for “target” performance, creating risks that our talented executives will leave or not be incented to continue to perform at the highest levels.

Taking these factors into account, the Compensation Committee determined that it was necessary to increase 2016 compensation so that targeted total compensation levels would increase and be within the range of the 50th to 75th percentile of compensation for comparable positions within the 2016 Peer Group. The Compensation Committee did not attempt to precisely target each NEO’s 2016 compensation to a specific benchmarked level. Rather, the Compensation Committee considered the analysis in the McLagan report as a key point of reference, and specifically considered how each NEO’s total compensation at target levels would fall within the desired percentile range. In addition, during 2016, the Compensation Committee sought a separate review of compensation from Pearl Meyer, in order to have a clear understanding of how our program compared to the programs of competitive companies.

For 2016, the Compensation Committee took the following actions:

•	Increased base salaries of the NEOs (other than newly-hired NEOs), including an increase of the CEO’s base salary from $500,000 to $600,000.

•
Target annual cash incentive awards remained at the same percentage of base salary as in 2015, but the effect of the salary increases was to increase the dollar value of the target annual cash incentives.

•
Annual long-term incentives were granted in a combination of performance-based restricted stock units (a new form of equity award for the Company), with performance goals based on annual returns on average tangible common equity after first achieving eligibility by finishing the year with non-performing assets of less than 2% of total assets.

•
The Compensation Committee targeted long-term incentives to remain at the same percentage of the NEO’s salary as in 2015, recognizing that the salary increases would increase the dollar amounts of these targets. (As discussed below, for accounting purposes the Company adopted conservative assumptions that restricted stock units would be earned at maximum levels; for purposes of valuing the awards as a percent of salary, the Compensation Committee valued the restricted stock unit awards at their target payout level.)

•
In addition, the Compensation Committee authorized grants of restricted stock to the NEOs during 2016 that were not part of the regular long-term incentive awards. This was done in part to reward the NEO’s for the Company’s sustained high performance, promote long-term retention of executives, and in part to recognize promotions.

•
The Compensation Committee revised employment agreement provisions relating to severance payable for a not-for-cause or good-reason termination following a change in control. This change had the dual benefit of enhancing the competitiveness and the retention aspects of our severance protections. No gross-ups are authorized for these change-in-control severance arrangements; rather, payouts would be subject to a mandatory reduction to ensure that the payouts remain tax deductible to the Company and not subject to excise tax to the executive.

INDEX

•
Based on the Pearl Meyer analysis prepared in October 2016, using 2015 CEO pay for 2016 Peer Group for comparison, our CEO’s 2016 target total compensation was slightly above the 75th percentile, including the annualized value of retention awards for the CEO and comparator company CEOs.

Alignment of CEO Pay with Performance. For 2016, our CEO’s total direct realizable compensation was directionally aligned with the total shareholder returns. As in past years, when compared to our 2016 Peer Group, our three-year total shareholder return percentile rank was substantially higher than the CEO’s percentile rank of realizable compensation.

The Compensation Committee asked Pearl Meyer to prepare an analysis of the relationship between our CEO’s “total direct realizable compensation” (explained below) and the Company performance, as compared to our 2016 Peer Group where the Company’s performance is measured as total shareholder return over the three-year period ended December 31, 2016 and total direct realizable compensation received by our CEO is defined as the sum of:

•	Actual base salary paid over the three-year period;

•	Actual short-term incentives (bonuses) paid based on performance over the three-year period;

•	“In-the-money” value as of December 31, 2016 of any stock options granted over the three-year period; and

•	The value as of December 31, 2016 of any unvested restricted stock or restricted stock units granted over the three-year period.

The CEO compensation of the 2016 Peer Group is based on the fiscal years 2013 through 2015, because 2016 information for most of the 2016 Peer Group was not available at the time of this analysis. However, all equity awards granted during the period are valued as of December 31, 2016, including the value of performance-contingent shares granted in the 2013 - 2015 fiscal-year period, valued as of December 31, 2016. Retention equity awards granted by the Company also are included in this analysis. The analysis is presented in the chart below.

INDEX

Elements of NEO Compensation

Our NEO compensation program includes the following components commonly provided by public companies:

•	Base salary;

•	Annual cash incentive awards tied to annual performance metrics;

•	Equity awards providing long-term incentives and promoting retention;

•	Retirement plans; and

•	Other executive benefits, such as severance arrangements and perquisites.

Base Salary. The Company provides the NEOs and all other employees with base salary to compensate them for services, and provides a non-variable component of compensation from which the employee can pay living expenses. Salary levels are typically reviewed annually as part of the Company’s performance review process, as well as upon a promotion or other change in an NEO’s job responsibilities. As discussed above, the Compensation Committee considers base salary levels as part of its process of ensuring that the NEO’s overall compensation is competitive, including annual and long-term incentives, the target amount of which is generally based on a percentage or multiple of base salary.

INDEX

The following table provides information regarding base salaries for our NEOs serving at year end 2016:

Name	2016 Base Salary (annual rate)	Increase from 2015 Base Salary (annual rate)
Steven R. Gardner	$600,000	20.0%
Edward Wilcox	325,000	8.3%
Thomas Rice	275,000	14.6%
Michael S. Karr	275,000	14.6%
Ronald J. Nicolas, Jr.	300,000 (1)	(1)
E. Allen Nicholson	275,000 (2)	—%

(1) Mr. Nicolas commenced employment on May 31, 2016. The amount of salary actually received by Mr. Nicolas in 2016 is shown in the Summary Compensation Table on page 164 of this Annual Report.
(2) Mr. Nicholson’s employment terminated on May 31, 2016. The amount of salary actually received by Mr. Nicholson in 2016 is shown in the Summary Compensation Table on page 164 of this Annual Report.

Annual Cash Incentive Program. We use annual cash incentive awards to provide each NEO with a strong incentive to execute our business plan for the year. In advance of the year or during the first 90 days of the year, the Compensation Committee creates an award opportunity for the NEO, providing for a range of potential payouts equal to a percentage or multiple of salary that is tied to the achievement of specific, pre-established performance goals for that year. Those performance goals are meant to focus the NEO on the key elements of our strategic and annual financial plan. At the same time, the Compensation Committee seeks to use an array of performance goals that broadly measure Company performance, so as to not encourage undue risk taking or distort management decisions that arise when executives are incented to achieve a narrow performance goal.

For a given performance goal, the target level of performance that must be achieved to earn the target annual cash incentive payout typically is set at a level based on the Company’s annual financial plan for the fiscal year. The Compensation Committee also specifies a “threshold” performance goal - the minimum level of performance required to earn a payout that is less than the target payout- and a maximum performance level that, if exceed, will cap the above-target payout. Shortly after year end, the Compensation Committee determines the extent to which the performance goals have been achieved and the corresponding payout. Importantly, the Compensation Committee has discretion to adjust the level of payout based on its assessment of an NEO’s individual performance and other circumstances relating to the Company’s business. Generally, the extent of reduction in payout is limited to 20% of the target award.

For 2016, the Compensation Committee created annual cash incentive award opportunities with performance goals that used the same business metrics and weightings as in 2015. These performance goals include net income (weighted 50%), loan growth (weighted 25%) and deposit growth (weighted 25%). Net income is the financial item we determine and report under Generally Accepted Accounting Principles (GAAP). Loan and deposit growth are non-GAAP performance metrics based on our year-over-year changes. An additional performance metric based on the Company’s Tier 1 Capital Ratio also was initially specified, but, as discussed below, this metric measurement was subsequently waived by the Compensation Committee.

The dollar amounts of these potential payments are shown in the Grants of Plan-Based Awards table on page 166 of this Annual Report. The CEO’s target annual cash incentive amount was 100% of his salary, Mr. Wilcox’s target amount was 60% of salary, and the other NEOs’ target amounts were 50% of salary. In each case, the threshold amount was 50% of the target and the maximum amount was 150% of the target.

The performance goals set by the Compensation Committee for 2016, at target and maximum levels, were much higher than the 2015 performance goals and 2015 actual results. In part, this reflected the anticipated

INDEX

contribution to our 2016 performance from the acquisition of Security Bank of California, which was completed during the first quarter of 2016. However, the 2016 performance goals also required very substantial organic growth in net income, loan growth and deposit growth in order to achieve the target levels set by the Compensation Committee. For each performance metric, the threshold level of performance was set at 80% of the target level of performance, and the maximum performance level was set at 120% of the target performance level.

The table below shows the 2016 annual cash incentive award performance goals relating to net income, loan growth and deposit growth (the “growth performance goals”), the actual performance achieved, and related information ($ in thousands):

2016 Performance Metric	2015 Actual Performance	2016 Performance Goals			2016 Actual achievement level	2016 achievement as percent of target (1)
		Threshold (80% of target)	Target	Maximum (120% of target)
Net income	$25,515	$34,055	$42,569	$51,083	$40,103	94.2%
Loan growth	634,258	580,189	725,236	870,283	986,444	136.0%
Deposit growth	564,297	748,630	935,787	1,122,944	950,362	101.6%

(1) To calculate the payout for the loan growth metric, the pre-specified maximum payout level of 120% is used, despite the higher level of actual achievement of the performance goal.

As stated above, the Compensation Committee included an overall 2016 performance goal relating to the Corporation’s Tier 1 Capital Ratio, a measure of safety and soundness. As originally set by the Compensation Committee, annual cash incentive payouts would have required that the Corporation achieve a Tier 1 Capital Ratio at year end of 10.50%. This requirement had been included in the 2015 annual cash incentive award authorization as well. In December 2016, management apprised the Compensation Committee that this performance goal was reasonably attainable, but the steps needed to assure its achievement potentially were not consistent with managing Company assets with a longer-term view and in the best interests of shareholders. The Corporation’s 2016 year-end Tier 1 Capital Ratio ultimately was 10.45%, and the Bank’s Tier 1 Capital Ratio at year end was 11.70%. In light of the Corporation’s Tier 1 Capital Ratio and the Bank’s Tier 1 Capital Ratio, each of which exceeded the regulatory “well capitalized” levels by 245 basis points and 370 basis points, respectively, the Compensation Committee concluded that the Company and the Bank both remain well capitalized by regulatory measures. As such, the Compensation Committee determined to accept the year-end Corporation’s Tier 1 Capital Ratio of 10.45% as adequate achievement of this performance goal.

To determine the annual cash incentive award payout to each NEO, the Compensation Committee multiplied the percentage achievement of each of the growth performance goals by the weighting of the performance goal. For this purpose, the weighting of the net income goal was 50% and the other two goals were weighted 25% each, and the loan growth goal achievement level was capped at 120%. This resulted in an overall performance goal achievement (the sum of the three calculations) of 102.5% of target. The payout level between the target level and the maximum level (150% of target for each NEO) was determined by straight-line interpolation, so that 102.5% achievement of the combined performance goals resulted in a payout of 106.2% of target. The Compensation Committee determined not to adjust the annual cash incentive payouts determined by this calculation. The resulting payouts and related information are shown in the following table:

INDEX

2016 Annual Cash Incentive Plan - Target Award and Final Award

NEO	Target Award	Target Payout as % of Salary	Final Award Payout (106.2% of target)
Steven R. Gardner	$600,000	100%	$637,393
Edward Wilcox	325,000	60%	207,153
Michael S. Karr	275,000	50%	146,069
Thomas Rice	275,000	50%	146,069
Ronald J. Nicolas, Jr.	300,000	50%	159,348
E. Allen Nicholson	275,000	50%	—

The 2016 annual cash incentive awards were paid on January 26, 2017 following the issuance of fourth quarter earnings release. The payouts are reflected as 2016 compensation in the Summary Compensation Table on page 164 of this Annual Report in the column labeled “Non-Equity Incentive Plan Compensation.”

Long-Term Equity Incentive Awards. The Compensation Committee grants long-term incentive awards to our NEOs and to a broader group of employees under our 2012 Plan in order to align the interests of our management team with the interests of our shareholders and to create substantial incentives for the team to achieve our long-term goals. These awards enable us to provide competitive compensation to help in the recruitment of executives and employees and also, through vesting provisions, help to promote retention and long-term service of executives and key employees.

The Compensation Committee’s process for determining the size of the 2016 long-term component of NEO compensation - our annual equity grants - and the additional equity award grants is described above in this CD&A, under the caption “Process for Determining Executive Compensation”.

As discussed above, the 2015 “say-on-pay” vote results were unsatisfactory to the Compensation Committee. Following that vote, we received helpful feedback from stakeholders suggesting that we add performance requirements to our equity awards. In consideration of that feedback, the Compensation Committee changed our long-term incentive awards to include performance requirements for all of the equity awards granted to NEOs beginning in 2016. These performance requirements are designed to support the achievement of our strategic goals, mitigate risk and allow the awards to qualify for tax deductibility without limitation under Internal Revenue Code Section 162(m).

Two forms of equity incentive awards were used for the annual 2016 equity awards: restricted stock and RSUs. Each form of award contains one or more performance requirements. RSUs could be earned in a range from 75% to 125% of the designated target number, based on the level of performance achieved. Based on the 100% payout level of the RSUs, for each NEO approximately 75% of the aggregate grant-date fair value of the award was in the form of restricted sock with the remaining approximately 25% in the form of RSUs.

For accounting purposes, as of the grant date we adopted the conservative view that the probable level of achievement of the performance goals would be at the maximum level, so that the number of RSUs reflected in the table below is 125% of the target number, and the grant-date fair value reflects that maximum number of RSUs. This is in part a reflection of the sustained high performance of the Company. The performance goals relating to return on assets would be reasonably challenging for our 2016 Peer Group, but the Company’s achieved performance in recent years, and specifically management’s performance in positioning the Company for future high performance, results in what the Compensation Committee believes is a higher-than-usual probability that the Company’s performance will reach levels that trigger a maximum payout with respect to the RSUs.

The following table provides information on the 2016 annual long-term incentive awards:

INDEX

Name	Award Fair Value as a % of Base Salary	Restricted Stock (number of shares)	Restricted Stock Units at Maximum Payout Level *	Award Grant-Date Fair Value
Steven R. Gardner	159.5%	35,000	14,625	$957,266
Edward Wilcox	107.3	12,700	5,375	348,667
Thomas Rice	53.7	5,400	2,250	147,569
Michael S. Karr	53.7	5,400	2,250	147,569
Ronald J. Nicolas, Jr.	—	—	—	—
E. Allen Nicholson	26.8	2,700	1,125	73,784

The annual grants of long-term incentives are treated as an award earned by service in the prior year. In the case of Mr. Nicholson, who was with the Company for approximately six months in 2015, his 2016 long-term equity award grant was pro-rated based on that length of service in the prior year. Similarly, in the case of Mr. Nicolas, who joined the Company on May 31, 2016, no grant of annual long-term equity incentive was made in 2016.

Restricted stock awards are subject to both performance and time-based components. First, restricted stock awards require achievement of the performance goal that the Company’s ratio of adjusted nonperforming assets to total assets at December 31, 2016, excluding all nonperforming assets acquired through merger or acquisitions (“Adjusted NPA Ratio”), be less than 2%. This ratio is a non-GAAP metric determined by dividing our year-end nonperforming assets, reduced by those acquired through merger or acquisition, by year-end total assets. Second, if the Adjusted NPA Ratio goal is achieved, the restricted stock then vests in equal annual installments over three years (the first vesting to occur in January 2017), subject to accelerated vesting in certain circumstances (as discussed below). If the performance goal is not achieved, the restricted stock awards are forfeited. In 2016, the performance goal was achieved, with an Adjusted NPA Ratio of 0.04%. Therefore, NEOs who received these grants and remained in service in January 2017 vested at that time in one-third of the shares of restricted stock.

RSUs required achievement of annual performance goals on a three year basis in order to be earned. In January 2016, the Compensation Committee set performance goals for the 2016 - 2018 performance period based on the Company’s strategic plan. At the end of each year in the 2016-2018 performance period, performance against this goal is assessed and the vesting is determined, ranging from zero RSUs to up to one-third of the maximum number of RSUs. The Compensation Committee set performance goals for the 2016 RSUs requiring attainment of a targeted adjusted return on average tangible common equity (“AROATCE”) in each year of the 2016 - 2018 performance period. AROATCE is a non-GAAP performance metric, determined by adjusting net income for the effect of CDI amortization and merger-related expense and excluding the average CDI and average goodwill from average shareholders’ equity during the period. Notwithstanding achievement of this goal, the Compensation Committee has the discretion to reduce an award if the Company’s Adjusted NPA Ratio in the given year exceeds 2%. The 2016 RSUs require, in each year of the 2016-2018 performance period, an AROATCE of 8% to earn a threshold payout (20% of the maximum number of RSUs), an AROATCE of 10% to earn the target payout (26.67% of the maximum number of RSUs), and an AROATCE of 12% to earn the maximum payout (33.33% of the maximum number of RSUs), provided that, in 2018 (the final year of the performance period), any remaining unearned RSUs can be earned if the target AROATCE is achieved in that year. Earned RSUs vest and are paid out shortly after the end of the year in which they are earned.

For 2016, AROATCE exceeded 13%, above the maximum level, and the Adjusted NPA Ratio was 0.04%. Accordingly, in January 2017, each NEO who received this 2016 grant and remained in service in January 2017 vested at that time in one-third of the maximum number of RSUs and received a corresponding payout in shares.

INDEX

In addition to annual grants, during 2016 the Compensation Committee sought to address two related issues through grants of additional equity awards to certain NEOs. As discussed in greater detail above, these issues were (1) that although the Company’s sustained performance has been strong, the realized and realizable compensation of our management team has lagged, and (2) the proven success of our management team exposes the Company to a heightened risk of having our executives recruited away from us. The Compensation Committee determined to address these issues with separate grants of Restricted Stock intended to promote retention and long-term service. The following table shows information on the 2016 grants:

Name	Restricted Stock (number of shares)	Award Grant-Date Fair Value
Steven R. Gardner	50,000	$964,500
Edward Wilcox	25,000	621,500
Thomas Rice	20,000	497,200
Michael S. Karr	20,000	497,200
Ronald J. Nicolas, Jr. (1)	20,000	500,000
E. Allen Nicholson	—	—

(1) Grant was awarded when Mr. Nicolas joined the Company in May 2016.

Mr. Gardner’s award was granted on January 25, 2016. It provides for vesting of one-third of the shares on each of the first three anniversaries of the grant date, provided that the Company’s ratio of nonperforming assets to total assets for 2016 (excluding all nonperforming assets acquired through merger or acquisitions) was less than 2%, and subject to accelerated vesting in certain circumstances. As discussed above, this performance goal was achieved in 2016. Mr. Nicolas received an award on May 31, 2016 in connection with his initial employment. Other grants shown in the table occurred on May 31, 2016, in the case of Mr. Nicolas, and June 1 in the case of the other NEOs. In order to provide for stronger retention terms, these grants will become vested in full on the third anniversary of the date of grant, subject to accelerated vesting in certain circumstances.

Restricted stock awards will vest on an accelerated basis in the event the NEO’s employment is terminated by us without “cause” or the NEO terminates for “good reason” (as such terms are defined in the NEO’s employment agreement and described below), employment terminates due to the NEO’s death or disability, or upon the occurrence of a change in control. RSU awards will vest on an accelerated basis at the maximum level in the event the NEO’s employment terminates due to death or disability, or if, within two years after a change in control, the NEO’s employment is terminated by us without “cause” or by the NEO for “good reason.”

Employment Agreements, Salary Continuation Plan, Severance and Change-in-Control Provisions

We have entered into employment agreements with our NEOs. We believe employment agreements serve a number of functions in that they (i) promote complete and consistent documentation and mutual understanding of employment terms, (ii) help meet legal requirements under tax laws and other regulations, (iii) avoid frequent renegotiation of employment terms, and (iv) protect the Company and customers through confidentiality and non-solicitation covenants. Our CEO’s and CFO’s employment agreements are between the Company and the NEO. The remainder of our NEO employment agreements are between the Bank and the NEO.

During 2016, we entered into amended and restated employment agreements with our NEOs who served through the full year. In the case of Mr. Nicolas, we entered into a new employment agreement upon his becoming employed by us. The terms of the employment agreements are discussed at pages 156 to 163 of this Annual Report under the caption “Employment Agreements,” and at pages 169 to 170 of this Annual Report under the caption “Potential Payments Upon Termination or a Change-in-Control.”

We amended and restated the employment agreements primarily to reflect the 2016 promotions of our NEOs, to adjust salaries to reflect the levels set for 2016, and to modify the terms of severance payments payable to

INDEX

the NEOs in certain circumstances. In this regard, the Compensation Committee concluded that enhanced severance protection is an important employment term both to attract and retain executives in our industry, in which there is a relatively high level of merger and acquisition activity. Providing a competitive level of income protection in the event that the Company were to experience a change in control will help to ensure that management can be objective in evaluating potential mergers that might imperil their jobs, and will remain in service and provide management continuity through the completion of a transaction that could be beneficial to the Company and its shareholders.

The amended and restated employment agreements confirmed promotions and, in the case of Mr. Nicolas confirmed his new position, effective May 31, 2016, as follows:

NEO	New Position	Prior Position
Steven R. Gardner	President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank *	President and Chief Executive Officer of both the Company and the Bank
Edward Wilcox	President and Chief Banking Officer of the Bank	Senior Executive Vice President, Chief Banking Officer of the Bank
Michael S. Karr	Senior Executive Vice President and Chief Credit Officer of the Bank	Executive Vice President and Chief Credit Officer of the Bank
Thomas Rice	Senior Executive Vice President and Chief Operating Officer of the Bank	Executive Vice President and Chief Operating Officer of the Bank
Ronald J. Nicolas, Jr.	Senior Executive Vice President and Chief Financial Officer of the Company and the Bank	N/A

* On May 31, 2016, Mr. Gardner also became Chairman of the Board of the Company and the Bank. This is an office elected by the Board of Directors, and is not a position provided for by the amended and restated employment agreement between the Company, the Bank and Mr. Gardner.

The amended and restated employment agreements in each case reflected that the NEO’s 2016 base salary was the amount established by the Compensation Committee (as described above). In addition, each amended and restated agreement changed the severance payable in the event that the NEO’s employment is terminated (i) by the Company and/or the Bank for other than Cause, Disability, or death within two years following a Change in Control, or (ii) by the NEO for Good Reason within two (2) years following a Change in Control, to a lump-sum amount equal to the sum of the NEO’s base salary plus his incentive bonus for the previous year as in effect immediately prior to the date of termination times a specified multiplier, as follows: Mr. Gardner, 3.0x; Mr. Wilcox, 2.99x; Mr. Karr and Mr. Rice, 2.0x. (The terms “Cause,” “Disability”, “Change in Control” and “Good Reason” each are defined in the amended and restated employment agreements.) Previously, under the same circumstances, the NEO was entitled to receive a lump-sum amount equal to his base salary times a multiplier plus one times his incentive bonus for the previous year, with the following specified multipliers: Mr. Gardner, 3.0x; Mr. Wilcox, 2.0x; Mr. Karr and Mr. Rice, 1.0x. Under the agreements, if severance and other payments were to trigger a golden parachute excise tax on the NEO and a corresponding loss of tax deductibility by the Company, such severance and payments would be reduced to the maximum level that would not trigger the excise tax and loss of tax deductibility.

Mr. Nicolas’s employment agreement provided for a starting base salary of $300,000. Severance is payable to Mr. Nicolas on the same terms as described above for the other NEOs, with a severance multiplier of 2.0x.

INDEX

Mr. Gardner and Mr. Wilcox participate in our Salary Continuation Plan. That plan provides continued income for a 15-year period after retirement at or after age 62, in the amount of $200,000 per year for Mr. Gardner and $100,000 per year for Mr. Wilcox. A reduced benefit is payable for a pre-age 62 termination, including termination due to disability. However, in the event of a pre-age 62 termination within 12 months after a change in control (as defined under Internal Revenue Code Section 409A) or upon death, Mr. Gardner would receive a lump-sum payment of $1,982,130 and Mr. Wilcox would receive a lump-sum payment of $989,413. No benefits are payable under the Plan if the NEO is terminated for cause, as defined in the Plan.

Upon Mr. Nicholson’s resignation in May 2016, no severance became payable, his annual cash incentive opportunity for 2016 was forfeited and all of his outstanding equity awards were forfeited.

Upon a change in control, outstanding awards of stock options and restricted stock become fully vested. Outstanding awards of RSUs become fully vested (at maximum levels) in the event that, within two years after a change in control, the NEO’s employment is terminated by us without cause or the NEO terminates for good reason.

Other Considerations

Accounting and Tax Considerations - Equity-Based Compensation. The Compensation Committee considers the tax and accounting treatment of the compensation paid to our executives. Although, in general, these are not the principal considerations affecting the Compensation Committee’s decisions, the Compensation Committee nevertheless seeks to put the Company in a favorable position with respect to tax and accounting treatment. In 2015, shareholders approved amendments to our 2012 Long-Term Incentive Plan that are intended to enable us to grant cash incentives and equity awards that can qualify as performance-based compensation not subject to the cap on tax deductibility under Internal Revenue Code Section 162(m). Section 162(m) imposes an annual limit on the tax deductibility of certain compensation to our CEO and three other most highly compensated NEOs serving at year end, other than our CFO. A number of requirements must be met in order for particular compensation to qualify as performance-based compensation under Section 162(m), however, so there can be no assurance that compensation realized in a given year will not be subject to the limit on deductibility imposed by Section 162(m).

Clawback Provisions. Our NEO compensation practices include a number of risk mitigants, as described throughout this Item. In addition, although we do not have currently have a separate policy requiring a clawback or recoupment of compensation if there occurs a restatement of financial results, mandatory clawback provisions of the Sarbanes-Oxley Act apply. In the event of a restatement of our financial statements that called into question the extent of prior achievement of performance goals upon which incentive compensation payouts were conditioned, the Compensation Committee would evaluate whether compensation adjustments to compensation are appropriate based upon the facts and circumstances surrounding the restatement. In 2016, Federal regulatory agencies with authority over the Company and the Bank proposed detailed regulations relating to incentive-based compensation that, among other things, would require us to adopt a clawback policy meeting precise but as yet uncertain specifications. These proposed regulations implement provisions of the Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. In addition, the SEC and stock exchanges also are developing rules under the Dodd-Frank Act that would require adoption of a clawback policy, and the SEC has issued a proposed rule to implement this requirement. We expect to adopt a clawback policy meeting the requirements of the Dodd-Frank Act when final regulations have been adopted by the applicable regulatory agencies.

Anti-Hedging/Pledging Policy. The Company considers it inappropriate for any director or officer to enter into speculative transactions in the Company’s securities. Such transactions carry a greater risk of securities law violations, and transactions that hedge the risk of ownership of our stock would undermine the effectiveness of our programs that encourage stock ownership and provide incentives in the form of stock-based awards. Therefore, our insider trading policy prohibits the purchase or sale of puts, calls, options or other derivative securities based on the Company’s securities (stock options granted under Company plans are permitted, however).  This prohibition also includes hedging or monetization transactions, such as forward-sale contracts, in which the shareholder continues to own the underlying security without retaining all risks or rewards of ownership.  Finally, directors and

INDEX

officers may not purchase the Company’s securities on margin, or borrow against any account in which Company securities are held.

Stock Ownership Guideline for the CEO. The Board of Directors has adopted a stock ownership guideline for the CEO. The guideline requires that the CEO own shares of Company common stock (or have an equivalent interest in shares through our compensation plans) having a value of at least three times his annual base salary. Restricted stock and restricted stock units, and a portion of the shares that may be acquired by exercise of vested in-the-money stock options, are treated as stock ownership for this purpose. Although the guideline allowed for the CEO to reach the specified ownership level over a five-year period from adoption of the guideline in March 2012, Mr. Gardner achieved the guideline earlier, and at December 31, 2016, his ownership of Company stock was in full compliance with the guideline. The Board reviews the ownership levels of other executives, but no specific guideline level of ownership has been established for those positions.

Succession Planning. In the event Mr. Gardner is unexpectedly unable to serve as our Chairman and CEO, our Compensation Committee has developed a plan utilizing our current Board and executive leadership team to ensure management continuity for up to twelve months while our Board conducts a search for a successor to Mr. Gardner.

Employment Agreements
The Company entered into employment agreements with the NEOs. We believe employment agreements serve a number of functions, including (1) retention of our NEOs; (2) mitigation of any uncertainty about future employment and continuity of management in the event of a change in control; and (3) protection of the Company and customers through confidentiality and non-solicitation covenants. Subsequent to the fiscal year-end, the Company amended employment agreements with the NEOs. A summary of the terms of each of the employment agreements include the following:

Mr. Gardner’s Second Amended and Restated Employment Agreement. Mr. Steven Gardner, the Company and the Bank entered into a second amended and restated employment agreement dated May 31, 2016 that provides for the employment of Mr. Gardner as the President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank. Mr. Gardner’s second amended and restated employment agreement has a term of three (3) years and, on each annual anniversary date, the term automatically is extended for an additional one-year period by the Company’s and the Bank’s Boards of Directors, unless Mr. Gardner, on the one hand, or the Company or the Bank, on the other hand, gives written notice to the other party of its election not to extend the term of Mr. Gardner’s second amended and restated employment agreement, with such notice to be given not less than ninety (90) days prior to any such anniversary date. If such notice is given by either party, then Mr. Gardner’s second amended and restated employment agreement will terminate at the conclusion of its remaining term.

Pursuant to his second amended and restated employment agreement, Mr. Gardner will receive a minimum base salary of $600,000 per year, which may be increased from time to time in such amounts as may be determined by the Company’s and the Bank’s Boards of Directors. In addition, Mr. Gardner will be eligible for a discretionary performance bonus not to exceed 150% of his base salary, based on his individual performance and the overall performance of the Company and the Bank, with eligibility and the amount of any such bonus to be at the discretion of the Compensation Committee of the Board of Directors. In addition, Mr. Gardner will receive the use of an automobile paid for by the Company and the Bank. Mr. Gardner also is entitled to participate in any pension, retirement or other benefit plan or program given to employees and executives of the Company and the Bank, to the extent commensurate with Mr. Gardner’s then duties and responsibilities as fixed by the Boards of Directors of the Company and the Bank.

Pursuant to Mr. Gardner’s second amended and restated employment agreement, the Company and the Bank have the right, at any time upon prior notice of termination, to terminate Mr. Gardner’s employment for any reason, including, without limitation, termination for “Cause” or “Disability” (each as defined in his second

INDEX

amended and restated employment agreement), and Mr. Gardner has the right, upon prior notice of termination, to terminate his employment with the Company and the Bank for any reason.

In the event that Mr. Gardner’s employment is terminated (a) by the Company and the Bank for other than Cause, Disability, or Mr. Gardner’s death and such termination occurs within two (2) years following a “Change in Control” (as defined in his second amended and restated employment agreement) or (b) by Mr. Gardner due to a material breach of his second amended and restated employment agreement by the Company and the Bank, or for “Good Reason” (as defined in his second amended and restated employment agreement), then Mr. Gardner will be entitled to receive a lump sum cash severance amount equal to the product of (x) the sum of Mr. Gardner’s base salary plus his incentive bonus for the previous year as in effect immediately prior to the date of termination (y) multiplied by three (3), less taxes and other required withholding. In the event that Mr. Gardner’s employment is terminated by the Company and the Bank for other than Cause, Disability, or Mr. Gardner’s death and such termination does not occur in conjunction with a Change in Control or two (2) years after a Change in Control, then Mr. Gardner will be entitled to receive a lump sum cash severance amount equal to the sum of (x) Mr. Gardner’s base salary as in effect immediately prior to the date of termination multiplied by (y) three (3), less taxes and other required withholding. In each case, Mr. Gardner also will be entitled to receive for a period ending at the earlier of (i) the third anniversary of the date of termination or (ii) the date of his full-time employment by another employer, at no cost to him, the continued participation in all group insurance, life insurance, health and accident, disability and other employee benefit plans, programs and arrangements in which he was entitled to participate immediately prior to the date of termination, other than any stock option or other stock compensation plans or bonus plans of the Company and the Bank; provided, however, if his participation in any such plan, program or arrangement is barred, the Company and the Bank will arrange to provide him with benefits substantially similar to those he was entitled to receive under such plans, programs and arrangements.

If the payments and benefits to Mr. Gardner upon termination would constitute a “parachute payment” under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), the payments and benefits payable by the Company and the Bank under his second amended and restated employment agreement will be reduced, in the manner determined by Mr. Gardner, by the amount, if any, which is the minimum necessary to result in no portion of the payments and benefits payable by the Company and the Bank to Mr. Gardner being non-deductible to the Company and the Bank pursuant to Section 280G of the Code and subject to the excise tax imposed under Section 4999 of the Code.

In the event that Mr. Gardner’s employment is terminated by the Company and the Bank for Cause, or Mr. Gardner terminates his employment other than for Disability or Good Reason, Mr. Gardner will have no right to compensation or other benefits for any period after the applicable date of termination other than for base salary accrued through the date of termination. In the event that Mr. Gardner’s employment is terminated as a result of Disability or death during the term of his second amended and restated employment agreement, Mr. Gardner, or his estate in the event of his death, will receive the lesser of (i) his existing base salary as in effect as of the date of termination or death, multiplied by one year or (ii) his base salary for the duration of the term of employment, less taxes and other required withholding.

Mr. Gardner has agreed that during the term of his employment and after termination of his employment that he will not disclose to any other person or entity, other than in the regular course of business of the Company and the Bank, any “Confidential and Proprietary Information” (as defined in the his second amended and restated employment agreement), other than pursuant to applicable law, regulation or subpoena or with the prior written consent of the Company and the Bank. Mr. Gardner has agreed that during the term of his second amended and restated employment agreement and for two (2) years after the date of termination, he will not solicit for hire or encourage another person to solicit for hire a “Covered Employee” (as defined in his second amended and restated employment agreement).

Mr. Gardner’s second amended and restated employment agreement will not impact the benefits that Mr. Gardner is entitled to receive pursuant to the Salary Continuation Plan.

INDEX

Mr. Wilcox’s Third Amended and Restated Employment Agreement.  Mr. Edward Wilcox and the Bank entered into a third amended and restated employment agreement dated May 31, 2016 that provides for the employment of Mr. Wilcox as the President and Chief Banking Officer of the Bank.   Mr. Wilcox’s third amended and restated employment agreement has a term of one (1) year, and, on each annual anniversary date, the term automatically is extended for an additional one-year period by the Bank’s board of directors, unless Mr. Wilcox, on the one hand, or the Bank, on the other hand, gives written notice to the other party not less than ninety (90) days prior to the anniversary date of its election not to extend the term of Mr. Wilcox’s third amended and restated employment agreement, in which case Mr. Wilcox’s third amended and restated employment agreement will terminate at the conclusion of its remaining term.

Pursuant to his third amended and restated employment agreement, Mr. Wilcox will receive a minimum base salary of $325,000 per year, which may be increased from time to time in such amounts as may be determined by the Bank’s board of directors. In addition, Mr. Wilcox will be eligible for a discretionary performance bonus not to exceed 90% of his base salary, based on his individual performance and the overall performance of the Bank, with eligibility and the amount of any such bonus to be at the discretion of the Compensation Committee of the Board of Directors.  Mr. Wilcox is also entitled to participate in any pension, retirement or other benefit plan or program given to employees and executives of the Bank, to the extent commensurate with Mr. Wilcox’s then duties and responsibilities as fixed by the board of directors of the Bank.

 Pursuant to Mr. Wilcox’s third amended and restated employment agreement, the Bank has the right, at any time upon prior notice of termination, to terminate Mr. Wilcox’s employment for any reason, including, without limitation, termination for “Cause” or “Disability” (each as defined in Mr. Wilcox’s third amended and restated employment agreement), and Mr. Wilcox has the right, upon prior notice of termination, to terminate his employment with the Bank for any reason.

In the event that Mr. Wilcox’s employment is terminated by (a) the Bank for other than Cause, Disability, or Mr. Wilcox’s death and such termination occurs within two (2) years following a “Change in Control” (as defined in Mr. Wilcox’s third amended and restated employment agreement) or (b) Mr. Wilcox due to a material breach of his third amended and restated employment agreement by the Bank, or for “Good Reason” (as defined in Mr. Wilcox’s third amended and restated employment agreement), then Mr. Wilcox will be entitled to receive a lump sum cash severance amount equal to the product of (x) the sum of Mr. Wilcox’s base salary plus his incentive bonus for the previous year as in effect immediately prior to the date of his termination (y) multiplied by 2.99, less taxes and other required withholding.  In the event that Mr. Wilcox’s employment is terminated by the Bank for other than Cause, Disability, or Mr. Wilcox’s death and such termination does not occur in conjunction with a Change in Control or within two (2) years after a Change in Control, then Mr. Wilcox will be entitled to receive a lump sum cash severance amount equal to his base salary as in effect immediately prior to the date of his termination, less taxes and other required withholding.  In each case, Mr. Wilcox also will be entitled to receive for a period ending at the earlier of (i) the first anniversary of the date of his termination or (ii) the date of his full-time employment by another employer, at no cost to him, the continued participation in all group insurance, life insurance, health and accident, disability and other employee benefit plans, programs and arrangements in which he was entitled to participate immediately prior to the date of his termination, other than any stock option or other stock compensation plans or bonus plans of the Company or the Bank; provided, however, if his participation in any of these plans, programs or arrangements is barred, the Bank is required to arrange to provide him with benefits substantially similar to those he was entitled to receive under these plans, programs and arrangements prior to the date of his termination.

If the payments and benefits to Mr. Wilcox upon his termination would constitute a “parachute payment” under Section 280G of the Code, the payments and benefits payable by the Bank to Mr. Wilcox pursuant to the terms of his third amended and restated employment agreement will be reduced, in the manner determined by Mr. Wilcox, by the amount, if any, which is the minimum necessary to result in no portion of the payments and benefits payable by the Bank to Mr. Wilcox being non-deductible to the Bank pursuant to Section 280G of the Code and subject to the excise tax imposed under Section 4999 of the Code.

INDEX

In the event that Mr. Wilcox’s employment is terminated by the Bank for Cause, or Mr. Wilcox terminates his employment other than for Disability or Good Reason, Mr. Wilcox will have no right to compensation or other benefits for any period after the date of his termination other than for base salary accrued through the date of his termination. In the event that Mr. Wilcox’s employment is terminated as a result of Disability or death during the term of his third amended and restated employment agreement, Mr. Wilcox, or his estate in the event of his death, will receive the lesser of (i) his existing base salary as in effect as of the date of termination or death, multiplied by one year or (ii) his base salary for the duration of the term of employment, less taxes and other required withholding.

Mr. Wilcox has agreed that during the term of his employment and after termination of his employment that he will not disclose to any other person or entity, other than in the regular course of business of the Bank, any “Confidential and Proprietary Information” (as defined in Mr. Wilcox’s third amended and restated employment agreement), other than pursuant to applicable law, regulation or subpoena or with the prior written consent of the Bank.  Mr. Wilcox has agreed that during the term of the his third amended and restated employment agreement and for two (2) years after the date of his termination, he will not hire or solicit or attempt to solicit for hire, or encourage another person to hire, a “Covered Employee” (as defined in Mr. Wilcox’s third amended and restated employment agreement).

Mr. Nicolas’ Employment Agreement.  Mr. Ronald J. Nicolas, Jr., the Company and the Bank entered into an employment agreement dated May 31, 2016 that provides for the employment of Mr. Nicolas as the Senior Executive Vice President and Chief Financial Officer of the Company and the Bank. Mr. Nicolas’ employment agreement has a term of one (1) year, and, on each annual anniversary date, the term automatically is extended for an additional one-year period by the Company’s and the Bank’s Boards of Directors, unless Mr. Nicolas, on the one hand, or the Company or the Bank, on the other hand, gives written notice to the other party of its election not to extend the term of Mr. Nicolas’ employment agreement, with such notice to be given not less than ninety (90) days prior to any such anniversary date. If such notice is given by either party, then Mr. Nicolas’ employment agreement will terminate at the conclusion of its remaining term.

Pursuant to Mr. Nicolas’ employment agreement, Mr. Nicolas will receive a minimum base salary of $300,000 per year, which may be increased from time to time in such amounts as may be determined by the Company’s and the Bank’s Boards of Directors. In addition, Mr. Nicolas will be eligible for a discretionary performance bonus not to exceed 75% of his base salary, based on his individual performance and the overall performance of the Company and the Bank, with eligibility and the amount of any such bonus to be at the discretion of the Compensation Committee of the Board of Directors. Mr. Nicolas is also entitled to participate in any pension, retirement or other benefit plan or program given to employees and executives of the Company and the Bank, to the extent commensurate with Mr. Nicolas’ then duties and responsibilities as fixed by the Boards of Directors of the Company and the Bank.

Pursuant to Mr. Nicolas’ employment agreement, the Company and the Bank have the right, at any time upon prior notice of termination, to terminate Mr. Nicolas’ employment for any reason, including, without limitation, termination for “Cause” or “Disability” (each as defined in his employment agreement), and Mr. Nicolas has the right, upon prior notice of termination, to terminate his employment with the Bank for any reason.

In the event that Mr. Nicolas’ employment is terminated (a) by the Company and the Bank for other than Cause, Disability, or Mr. Nicolas’ death and such termination occurs within two (2) years following a “Change in Control” (as defined in his employment agreement) or (b) by Mr. Nicolas due to a material breach of his employment agreement by the Company and the Bank, or for “Good Reason” (as defined in his employment agreement), then Mr. Nicolas will be entitled to receive a lump sum cash severance amount equal to the product of (x) the sum of Mr. Nicolas’ base salary plus his incentive bonus for the previous year as in effect immediately prior to the date of termination, (y) multiplied by two (2), less taxes and other required withholding. In the event that Mr. Nicolas’ employment is terminated by the Company and the Bank for other than Cause, Disability, or Mr. Nicolas’ death and such termination does not occur in conjunction with a Change in Control or two (2) years after a Change in Control, then Mr. Nicolas will be entitled to receive a lump sum cash severance amount equal to

INDEX

his base salary as in effect immediately prior to the date of termination, less taxes and other required withholding. In each case, Mr. Nicolas also will be entitled to receive for a period ending at the earlier of (i) the first anniversary of the date of termination or (ii) the date of his full-time employment by another employer, at no cost to him, the continued participation in all group insurance, life insurance, health and accident, disability and other employee benefit plans, programs and arrangements in which he was entitled to participate immediately prior to the date of termination, other than any stock option or other stock compensation plans or bonus plans of the Company and the Bank; provided, however, if his participation in any such plan, program or arrangement is barred, the Company and the Bank will arrange to provide him with benefits substantially similar to those he was entitled to receive under such plans, programs and arrangements.

If the payments and benefits to Mr. Nicolas upon termination would constitute a “parachute payment” under Section 280G of the Code, the payments and benefits payable by the Company and the Bank under Mr. Nicolas’ employment agreement will be reduced, in the manner determined by Mr. Nicolas, by the amount, if any, which is the minimum necessary to result in no portion of the payments and benefits payable by the Company and the Bank to Mr. Nicolas being non-deductible to the Company and the Bank pursuant to Section 280G of the Code and subject to the excise tax imposed under Section 4999 of the Code.

In the event that Mr. Nicolas’ employment is terminated by the Company and the Bank for Cause, or Mr. Nicolas terminates his employment other than for Disability or Good Reason, Mr. Nicolas will have no right to compensation or other benefits for any period after the applicable date of termination or death other than for base salary accrued through the date of termination or death. In the event that Mr. Nicolas’ employment is terminated as a result of Disability or Mr. Nicolas’ death during the term of his employment agreement, Mr. Nicolas, or his estate in the event of his death, will receive the lesser of (i) his existing base salary as in effect as of the date of termination or death, multiplied by one year or (ii) his base salary for the duration of the term of employment, less taxes and other required withholding.

Mr. Nicolas has agreed that during the term of his employment and after termination of his employment, he will not disclose to any other person or entity, other than in the regular course of business of the Company and the Bank, any “Confidential and Proprietary Information” (as defined in the his employment agreement), other than pursuant to applicable law, regulation or subpoena or with the prior written consent of the Company and the Bank. Pursuant to the terms of his employment agreement, Mr. Nicolas has agreed that during the term of his employment agreement and for two (2) years after the date of termination he will not solicit for hire or encourage another person to solicit for hire a “Covered Employee” (as defined in his employment agreement).

Mr. Karr’s Third Amended and Restated Employment Agreement.  Mr. Michael S. Karr and the Bank entered into a third amended and restated employment agreement dated May 31, 2016 that provides for the employment of Mr. Karr as the Senior Executive Vice President and Chief Credit Officer of the Bank.  Mr. Karr’s third amended and restated employment agreement has a term of one (1) year, and, on each annual anniversary date, the term automatically is extended for an additional one-year period by the Bank’s board of directors, unless Mr. Karr, on the one hand, or the Bank, on the other hand, gives written notice to the other party not less than ninety (90) days prior to the anniversary date of its election not to extend the term of Mr. Karr’s third amended and restated employment agreement, in which case Mr. Karr’s third amended and restated employment agreement will terminate at the conclusion of its remaining term.

Pursuant to his third amended and restated employment agreement, Mr. Karr will receive a minimum base salary of $275,000 per year, which may be increased from time to time in such amounts as may be determined by the Bank’s board of directors. In addition, Mr. Karr will be eligible for a discretionary performance bonus not to exceed 75% of his base salary, based on his individual performance and the overall performance of the Bank, with eligibility and the amount of any such bonus to be at the discretion of the Compensation Committee of the Board of Directors.  Mr. Karr is also entitled to participate in any pension, retirement or other benefit plan or program given to employees and executives of the Bank, to the extent commensurate with Mr. Karr’s then duties and responsibilities as fixed by the board of directors of the Bank.

INDEX

Pursuant to Mr. Karr’s third amended and restated employment agreement, the Bank has the right, at any time upon prior notice of termination, to terminate Mr. Karr’s employment for any reason, including, without limitation, termination for “Cause” or “Disability” (each as defined in Mr. Karr’s third amended and restated employment agreement), and Mr. Karr has the right, upon prior notice of termination, to terminate his employment with the Bank for any reason.

In the event that Mr. Karr’s employment is terminated by (a) the Bank for other than Cause, Disability, or Mr. Karr’s death and such termination occurs within two (2) years following a “Change in Control” (as defined in Mr. Karr’s third amended and restated employment agreement) or (b) Mr. Karr due to a material breach of his third amended and restated employment agreement by the Bank, or for “Good Reason” (as defined in Mr. Karr’s third amended and restated employment agreement), then Mr. Karr will be entitled to receive a lump sum cash severance amount equal to the product of (x) the sum of Mr. Karr’s base salary plus his incentive bonus for the previous year as in effect immediately prior to the date of his termination, (y) multiplied by two (2), less taxes and other required withholding.  In the event that Mr. Karr’s employment is terminated by the Bank for other than Cause, Disability, or Mr. Karr’s death and such termination does not occur in conjunction with a Change in Control or within two (2) years after a Change in Control, then Mr. Karr will be entitled to receive a lump sum cash severance amount equal to his base salary as in effect immediately prior to the date of his termination, less taxes and other required withholding.  In each case, Mr. Karr also will be entitled to receive for a period ending at the earlier of (i) the first anniversary of the date of his termination or (ii) the date of his full-time employment by another employer, at no cost to him, the continued participation in all group insurance, life insurance, health and accident, disability and other employee benefit plans, programs and arrangements in which he was entitled to participate immediately prior to the date of his termination, other than any stock option or other stock compensation plans or bonus plans of the Company or the Bank; provided, however, if his participation in any of these plans, programs or arrangements is barred, the Bank is required to arrange to provide him with benefits substantially similar to those he was entitled to receive under these plans, programs and arrangements prior to the date of his termination.

If the payments and benefits to Mr. Karr upon his termination would constitute a “parachute payment” under Section 280G of the Code, the payments and benefits payable by the Bank to Mr. Karr pursuant to the terms of his third amended and restated employment agreement will be reduced, in the manner determined by Mr. Karr, by the amount, if any, which is the minimum necessary to result in no portion of the payments and benefits payable by the Bank to Mr. Karr being non-deductible to the Bank pursuant to Section 280G of the Code and subject to the excise tax imposed under Section 4999 of the Code.

In the event that Mr. Karr’s employment is terminated by the Bank for Cause, or Mr. Karr terminates his employment other than for Disability or Good Reason, Mr. Karr will have no right to compensation or other benefits for any period after the date of his termination other than for base salary accrued through the date of his termination. In the event that Mr. Karr’s employment is terminated as a result of Disability or death during the term of his third amended and restated employment agreement, Mr. Karr, or his estate in the event of his death, will receive the lesser of (i) his existing base salary as in effect as of the date of termination or death, multiplied by one year or (ii) his base salary for the duration of the term of employment, less taxes and other required withholding.

Mr. Karr has agreed that during the term of his employment and after termination of his employment that he will not disclose to any other person or entity, other than in the regular course of business of the Bank, any “Confidential and Proprietary Information” (as defined in Mr. Karr’s third amended and restated employment agreement), other than pursuant to applicable law, regulation or subpoena or with the prior written consent of the Bank.  Mr. Karr has agreed that during the term of his third amended and restated employment agreement and for two (2) years after the date of his termination, he will not hire or solicit or attempt to solicit for hire, or encourage another person to hire, a “Covered Employee” (as defined in Mr. Karr’s third amended and restated employment agreement).

Mr. Rice’s Second Amended and Restated Employment Agreement. Mr. Rice and the Bank entered into a second amended and restated employment agreement dated May 31, 2016 that provides for the employment of Mr. Rice as the Senior Executive Vice President and Chief Operating Officer of the Bank.  Mr. Rice’s second

INDEX

amended and restated employment agreement has a term of one (1) year and, on each anniversary of the date of the second amended and restated employment agreement, the term of the second amended and restated employment agreement automatically will extend for an additional one-year period unless Mr. Rice, on the one hand, or the Bank, on the other hand, gives written notice to the other party not less than ninety (90) days prior to the anniversary date of its election not to extend the term of Mr. Rice’s second amended and restated employment agreement, in which case Mr. Rice’s second amended and restated employment agreement will terminate at the conclusion of its remaining term.

Pursuant to his second amended and restated employment agreement, Mr. Rice will receive a minimum base salary of $275,000 per year, which may be increased from time to time in such amounts as may be determined by the Bank’s board of directors. In addition, Mr. Rice will be eligible for a discretionary performance bonus in an amount not to exceed 75% of his base salary, based on his individual performance and the overall performance of the Bank, with the criteria for determining eligibility and the amount of any discretionary performance bonus to be at the discretion of the Compensation Committee of the Board of Directors. Mr. Rice also is entitled to participate in any pension, retirement or other benefit plan or program given to employees and executives of the Bank, to the extent commensurate with his then duties and responsibilities as fixed by the board of directors of the Bank.

Pursuant to Mr. Rice’s second amended and restated employment agreement, the Bank has the right, at any time upon prior notice of termination, to terminate Mr. Rice’s employment for any reason, including, without limitation, termination for “Cause” or “Disability” (each as defined in Mr. Rice’s second amended and restated employment agreement), and Mr. Rice has the right, upon prior notice of termination, to terminate his employment with the Bank for any reason.

In the event that Mr. Rice’s employment is terminated by (a) the Bank for other than Cause, Disability, or Mr. Rice’s death and such termination occurs within two (2) years following a “Change in Control” (as defined in Mr. Rice’s second amended and restated employment agreement) or (b) Mr. Rice due to a material breach of his second amended and restated employment agreement by the Bank, or for “Good Reason” (as defined in Mr. Rice’s second amended and restated employment agreement), then Mr. Rice will be entitled to receive a lump sum cash severance amount equal to the product of (x) the sum of Mr. Rice’s base salary plus his incentive bonus for the previous year as in effect immediately prior to the date of his termination, (y) multiplied by two (2), less taxes and other required withholding.  In the event that Mr. Rice’s employment is terminated by the Bank for other than Cause, Disability, or Mr. Rice’s death and such termination does not occur in conjunction with a Change in Control or within two (2) years after a Change in Control, then Mr. Rice will be entitled to receive a lump sum cash severance amount equal to his base salary as in effect immediately prior to the date of his termination, less taxes and other required withholding.  In each case, Mr. Rice also will be entitled to receive for a period ending at the earlier of (i) the first anniversary of the date of his termination or (ii) the date of his full-time employment by another employer, at no cost to him, the continued participation in all group insurance, life insurance, health and accident, disability and other employee benefit plans, programs and arrangements in which he was entitled to participate immediately prior to the date of his termination, other than any stock option or other stock compensation plans or bonus plans of the Company or the Bank; provided, however, if his participation in any of these plans, programs or arrangements is barred, the Bank is required to arrange to provide him with benefits substantially similar to those he was entitled to receive under these plans, programs and arrangements prior to the date of his termination.

If the payments and benefits to Mr. Rice upon his termination would constitute a “parachute payment” under Section 280G of the Code, the payments and benefits payable by the Bank to Mr. Rice pursuant to the terms of his second amended and restated employment agreement will be reduced, in the manner determined by Mr. Rice, by the amount, if any, which is the minimum necessary to result in no portion of the payments and benefits payable by the Bank to Mr. Rice being non-deductible to the Bank pursuant to Section 280G of the Code and subject to the excise tax imposed under Section 4999 of the Code.

In the event that Mr. Rice’s employment is terminated by the Bank for Cause, or Mr. Rice terminates his employment other than for Disability or Good Reason, Mr. Rice will have no right to compensation or other

INDEX

benefits for any period after the date of his termination other than for base salary accrued through the date of his termination. In the event that Mr. Rice’s employment is terminated as a result of Disability or death during the term of his second amended and restated employment agreement, Mr. Rice, or his estate in the event of his death, will receive the lesser of (i) his existing base salary as in effect as of the date of termination or death, multiplied by one year or (ii) his base salary for the duration of the term of employment, less taxes and other required withholding.

Mr. Rice has agreed that during the term of his employment and after termination of his employment that he will not disclose to any other person or entity, other than in the regular course of business of the Bank, any “Confidential and Proprietary Information” (as defined in Mr. Rice’s second amended and restated employment agreement), other than pursuant to applicable law, regulation or subpoena or with the prior written consent of the Bank.  Mr. Rice has agreed that during the term of his second amended and restated employment agreement and for two (2) years after the date of his termination, he will not hire or solicit or attempt to solicit for hire, or encourage another person to hire, a “Covered Employee” (as defined in Mr. Rice’s second amended and restated employment agreement).

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the CD&A set forth in this Annual Report on Form 10-K with management.  Based on this review and discussion, the Compensation Committee has recommended to the Board that the CD&A be included in this Annual Report on Form 10-K.
Joseph L. Garrett, Committee Chair
Ayad A. Fargo
John D. Goddard
Jeff C. Jones
Cora M. Tellez

Summary Compensation Table

The NEO’s for 2016 consisted of Steven R. Gardner, Chairman, President and Chief Executive Officer of the Company and Chairman and Chief Executive Officer of the Bank, Ronald J. Nicolas, Jr., Senior Executive Vice President and Chief Financial Officer of the Company and the Bank, Edward Wilcox, President and Chief Banking Officer of the Bank, Michael S. Karr, Senior Executive Vice President and Chief Credit Officer of the Bank, and Thomas Rice, Senior Executive Vice President and Chief Operating Officer of the Bank. The following table shows the compensation of the NEO’s for services to the Company or the Bank during the years ended December 31, 2016, 2015 and 2014.

INDEX

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus (1)	Restricted Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value (Nonqualified Deferred Compensation Contribution (5)	All Other Compensation (6)	Total

Steven R. Gardner	2016	$600,000		$1,921,766	$—	$646,260	$257,406	$81,506	$3,506,938
Chairman, President and	2015	500,000	496,861	758,000	236,729	—	242,452	82,473	2,316,515
Chief Executive Officer	2014	475,000	332,500	—	183,378	—	228,367	26,198	1,245,443

Edward Wilcox	2016	325,000		970,167	—	210,035	47,965	37,761	1,590,928
President and	2015	300,000	178,870	—	165,710	—	45,179	35,353	725,112
Chief Banking Officer of the Bank	2014	265,000	159,000	—	91,689	—	42,554	20,206	578,449

Ronald J. Nicolas, Jr.	2016	175,000		500,000	—	—	—	10,334	685,334
Senior Executive Vice President and	2015	—	—	—	—	—	—	—	—
Chief Financial Officer	2014	—	—	—	—	—	—	—	—

E. Allen Nicholson	2016	137,500		73,784	—	—	—	12,473	223,757
Former Executive Vice President and	2015	145,750	72,417	169,500	—	—	—	9,975	397,642
Chief Financial Officer	2014	—	—	—	—	—	—	—	—

Michael S. Karr	2016	275,000		644,769	—	148,101	—	34,049	1,101,919
Senior Executive Vice President and	2015	240,000	119,247	—	118,365	—	—	26,373	503,985
Chief Credit Officer of the Bank	2014	225,000	112,500	—	73,351	—	—	16,283	427,134

Thomas Rice	2016	275,000		644,769	—	148,101	—	34,282	1,102,152
Senior Executive Vice President and	2015	240,000	97,500	—	118,365	—	—	30,254	486,119
Chief Operating Officer of the Bank	2014	195,000	97,500	—	73,351	—	—	17,236	383,087

(1) Discretionary incentive cash awards earned in 2014 were paid in 2015 and Discretionary incentive cash awards earned in 2015 were paid in 2016.
(2) These amounts represent the aggregate grant date fair value of restricted stock and RSUs granted in 2015 and 2016, calculated in accordance with Financial Accounting Standards Board Account Standards Codification Topic 718 (“FASB ASC Topic 718”). Assumptions used in the calculation of these amounts are discussed in Note 18 to our Consolidated Audited Financial Statements for the fiscal year ended December 31, 2016, included in this Annual Report on Form 10-K. Fair value is based on 100% of the closing price per share of our common stock on the date of grant. The number of awards granted in 2016 is reflected in the “Grants of Plan-Based Awards in 2016” table, below. The grant date fair value of the RSUs granted in 2016, which may be earned at varying levels based on performance over the period 2016 - 2018, is shown in this table assuming that the maximum level of RSUs will be earned by performance.

(3) The grant date fair value of options granted in 2014 and 2015, as reflected in this column, were determined in accordance with FASB ASC Topic 718. Refer to Note 13 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the assumptions underlying the option award valuations. There were no stock options granted in 2016.

(4) Amounts in this column are payouts of our annual cash incentive awards, for performance in 2016. See "Compensation Discussion and Analysis-Annual Incentive Awards." Awards earned for performance in 2016 were paid in 2017.

(5) Amounts in this column represent Company contributions under our Salary Continuation Plan. See "Non-Qualified Deferred Compensation," below.
(6) All Other Compensation consisted of amounts shown in the “All Other Compensation” table below.

INDEX

ALL OTHER COMPENSATION
Name	Year	Employer 401(k) Match	Auto (1)	Group Term Life	Other Insurance (2)	Other (3)	Total

Steven R. Gardner	2016	$8,308	$23,998	$720	$27,821	$20,659	$81,506

Edward Wilcox	2016	13,228	6,000	720	15,941	1,872	37,761

Ronald J. Nicolas, Jr.	2016	—	—	420	8,724	1,190	10,334

E. Allen Nicholson	2016	4,819	—	300	7,354	—	12,473

Michael S. Karr	2016	12,364	—	691	19,122	1,872	34,049

Thomas Rice	2016	11,658	—	691	21,933	—	34,282

(1) Mr. Gardner has the use of a Company-leased vehicle, and Mr. Wilcox is granted an automobile allowance.
(2) In addition to health care benefits, Mr. Gardner is covered under a separate $1.5 million life insurance policy, for which the Bank pays $1,398 per year. The Bank pays for a Short Term Disability policy for Mr. Gardner which costs $1,728 annually. Pursuant to the September 2006 Long-Term Care Insurance Plan for Messrs. Gardner and Wilcox, the premium paid by the Bank in 2016 were $2,502 and $1,467, respectively.

(3) Club membership fees.

INDEX

Grants of Plan-Based Awards in 2016
The following table provides information about awards granted to the NEO’s in 2016. All of the awards shown were granted under the 2012 Plan.

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)
Name		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Steven R. Gardner		300,000	600,000	900,000				85,000	1,639,650
	1/25/2016				8,775	11,700	14,625		282,116	(1)
Edward Wilcox		97,500	195,000	292,500				12,700	244,983
	1/25/2016				3,225	4,300	5,375		103,684	(1)
	6/1/2016							25,000	621,500
Ronald J. Nicolas, Jr.	5/31/2016							20,000	500,000
Michael S. Karr		68,750	137,500	206,250				5,400	104,166
	1/25/2016				1,350	1,800	2,250	2,250	43,403	(1)
	6/1/2016							20,000	497,200
Thomas Rice		68,750	137,500	206,250				5,400	104,166
	1/25/2016				1,350	1,800	2,250	2,250	43,403	(1)
	6/1/2016							20,000	497,200

Note: E. Allen Nicholson, Former Executive Vice President and Chief Executive Officer was awarded 10,000 restricted stock awards on 6/22/2015, 2,700 restricted stock awards on 1/25/2016, and 1,125 restricted stock units on 1/25/2016. All restricted stock was forfeited upon his voluntary termination effective 5/31/2016.

(1) The grant date fair value of the RSUs granted in 2016, which may be earned at varying levels based on performance over the period 2016-2018, is shown in this table assuming that the maximum level of RSUs will be earned by performance. See Note (2) to the Summary Compensation Table, above.

Outstanding Equity Awards
This table shows the equity awards that have been previously awarded to each of the NEO’s and which remained outstanding as of December 31, 2016.

INDEX

2016 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Steven R. Gardner	25,000	—	7.10	1/2/2018	33,334 (3)	1,178,357	—	—
	35,000	—	5.01	8/27/2018	85,000 (4)	3,004,750	14,625	516,994
	5,000	—	6.30	1/5/2021	—	—	—	—
	100,000	—	7.87	6/5/2022	—	—	—	—
	50,000	—	10.44	1/2/2023	—	—	—	—
	33,333	16,667	15.68	1/2/2024	—	—	—	—
	16,666	33,334	15.16	1/28/2025	—	—	—	—

Edward Wilcox	25,000	—	7.10	1/2/2018	12,700 (4)	448,945	5,375	190,006
	17,500	—	5.01	8/27/2018	25,000 (5)	883,750	—	—
	2,000	—	6.30	1/5/2021	—	—	—	—
	25,000	—	7.87	6/5/2022	—	—	—	—
	25,000	—	10.44	1/2/2023	—	—	—	—
	16,666	8,334	15.68	1/2/2024	—	—	—	—
	11,666	23,334	15.16	1/28/2025	—	—	—	—

Michael S. Karr	10,000	—	7.10	1/2/2018	5,400 (4)	190,890	2,250	79,538
	10,000	—	5.01	8/27/2018	20,000 (5)	707,000	—	—
	2,000	—	6.30	1/5/2021	—	—	—	—
	25,000	—	7.87	6/5/2022	—	—	—	—
	25,000	—	10.44	1/2/2023	—	—	—	—
	13,333	6,667	15.68	1/2/2024	—	—	—	—
	8,332	16,668	15.16	1/28/2025	—	—	—	—

Thomas Rice	2,000	—	6.30	1/5/2021	5,400 (4)	190,890	2,250	79,538
	5,000	—	6.26	12/14/2021	20,000 (5)	707,000	—	—
	5,000	—	10.44	1/2/2023	—	—	—	—
	13,333	6,667	15.68	1/2/2024	—	—	—	—
	8,332	16,668	15.16	1/28/2025	—	—	—	—

Ronald J. Nicolas, Jr.	—	—	—	—	20,000	707,000	—	—
	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—

INDEX

(1) The original option grants provided for vesting of one-third of the option on each of the first three anniversaries of the date of grant. Options that remained unexercisable at December 31, 2016 and have an expiration date of January 2, 2024 became fully vested on January 2, 2017. Options that remained unexercisable at December 31, 2016 and have an expiration date of January 28, 2025 became vested as to one half of the remaining unvested option shares on January 28, 2017 and will become vested as to the remaining unvested option shares on January 28, 2018. The options are subject to accelerated vesting in specified circumstances. See “Potential Payments Upon Termination or a Change in Control.”

(2) These RSUs require achievement of a financial performance goal over the period 2016 - 2018 in order to be earned, and require service through January 25, 2019 (the third anniversary of the grant date) in order to vest. For information on the performance goal, see “Compensation Discussion and Analysis - Elements of NEO Compensation - Long-Term Equity Incentive Awards.” For purposes of this Table, the maximum number of RSUs that may be earned by the NEO based on performance is shown. The RSUs are subject to accelerated vesting in specified circumstances. See “Potential Payments Upon Termination or a Change in Control.”

(3) These shares of restricted stock were part of a grant on January 28, 2015 that provided for vesting of one-third of the shares of restricted stock on each of the first three anniversaries of the date of grant. Shares of restricted stock that remained unvested at December 31, 2016 became vested as to one half of the remaining unvested shares on January 28, 2017 and will become vested as to the remaining unvested shares on January 28, 2018. The restricted stock is subject to accelerated vesting in specified circumstances. See “Potential Payments Upon Termination or a Change in Control.”

(4) One-third of these shares of restricted stock vest on each of the three anniversaries of January 25, 2016, the date of grant, if the NEO remains employed through the vesting date. These shares of restricted stock also required as a condition to vesting that the Company’s ratio of adjusted nonperforming assets to total assets as of December 31, 2016, excluding all nonperforming assets acquired through merger or acquisitions (“Adjusted NPA Ratio”), be less than 2%, which performance goal was achieved. See “Compensation Discussion and Analysis - Elements of NEO Compensation - Long-Term Equity Incentive Awards.” The restricted stock is subject to accelerated vesting in specified circumstances. See “Potential Payments Upon Termination or a Change in Control.”

(5) These shares of restricted stock vest 100% on the third anniversary of the date of grant if the NEO remains employed through the vesting date. These shares of restricted stock also required as a condition to vesting that the Company’s ratio of adjusted nonperforming assets to total assets as of December 31, 2016, excluding all nonperforming assets acquired through merger or acquisitions (“Adjusted NPA Ratio”), be less than 2%, which performance goal was achieved. See “Compensation Discussion and Analysis - - Elements of NEO Compensation - Long-Term Equity Incentive Awards.” The date of grant was June 1, 2016 in the case of Mr. Nicolas and May 31, 2016 in the case of the other indicated NEOs. The restricted stock is subject to accelerated vesting in specified circumstances. See “Potential Payments Upon Termination or a Change in Control.”

Note: E. Allen Nicholson was awarded 10,000 restricted stock awards on 6/22/2015, 2,700 restricted stock awards on 1/25/2016, and 1,125 restricted stock units on 1/25/2016. All restricted stock was forfeited upon his voluntary termination effective 5/31/2016.

Exercised Options and Restricted Stock Vested in 2016

Named Executive Officer	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#) (2)	Value Realized on Vesting ($) (3)
Steven R. Gardner	25,000	548,806	16,666	335,820.00
Edward Wilcox	10,000	219,523	—	—
Ronald J. Nicolas, Jr.	—	—	—	—
Michael S. Karr	5,000	109,758	—	—
Thomas Rice	5,000	82,400	—	—

(1) The value realized on exercise is the difference between the closing price of the Company's Common Stock on the date of exercise and the exercise price of the options multiplied by the number of shares acquired on exercise.

(2) Amounts do not take into account any shares withheld by the Company to satisfy employee income taxes.
(3) Represents the value realized upon vesting of restricted stock award, based on the market value of the shares on the vesting date.

INDEX

Nonqualified Deferred Compensation

The Bank implemented our Salary Continuation Plan in 2006 (amended in 2013). The Plan is an unfunded non-qualified supplemental retirement plan for Mr. Gardner, our CEO, and Mr. Wilcox, our Bank President and Chief Banking Officer. The Salary Continuation Plan, as amended, provides for the annual benefit of $200,000 for the CEO and $100,000 for the Bank President upon a normal retirement at or after age 62, payable for 15 years. Such benefit would be paid in 12 monthly installments commencing the month after normal retirement. The Salary Continuation Plan also provides for a reduced annual benefit (at December 31, 2016, this annual amount was $128,688 for Mr. Gardner and $13,741 for Mr. Wilcox, payable for 15 years), payable upon termination before normal retirement age (including an early retirement or termination due to disability), and provides for accelerated payment of a specified lump sum amount upon the NEO’s termination due to death or a change in control, as that term is defined under Code Section 409A. See “Potential Payments Upon Termination or a Change in Control” below.

The amount expensed in 2016 under the Salary Continuation Plan amounted to an aggregate of $784,000, of which $257,000 was for Mr. Gardner, and $48,000 was for Mr. Wilcox (the remainder of the aggregate expense was associated with former executives of financial institutions that have been acquired by the Company). The Salary Continuation Plan was accounted for in accordance with FASB ASC Topic 715 as of December 31, 2016.

2016 NONQUALIFIED SALARY CONTINUATION PLAN
Name	Aggregate Balance at Fiscal Year-End Prior to Last Fiscal Year-End ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

Steven R. Gardner	$1,013,430	$257,406	$—	$—	$1,270,836

Edward Wilcox	87,733	47,965	—	—	135,698

Potential Payments Upon Termination or a Change in Control
As described above in “Employment Arrangements, Salary Continuation Plan, Severance and Change-in-Control Provisions” under “Compensation Discussion and Analysis” (at pp. 153 to 155) and under “Employment Agreements” (at pp.156 to 163), we have employment agreements with our NEOs in service at the end of the 2016 fiscal year providing for payments and benefits to the NEOs in the event of terminations of employment in specific cases. In addition, Mr. Gardner, our CEO, and Mr. Wilcox, President and CBO of the Bank, are party to a Salary Continuation Plan, which also provides them with benefits in the event of certain terminations of employment.

Employment Agreements

The discussion below describes amounts and benefits that would be payable to our NEOs who were serving at December 31, 2016 under their employment agreements, in the event of a termination of employment in the described circumstances.

Termination for Cause; Resignation without Disability or Good Reason. If an NEO is terminated for cause or resigns without disability or good reason, as such terms are defined in the employment agreements, he will receive only his base salary accrued through the date of termination or death. In this event, no additional severance benefits are payable.

Termination as a Result of Disability; Death. If an NEO's employment terminates as a result of disability or death during the term of employment, the executive or his estate will receive a lump-sum cash payment

INDEX

of the lesser of (i) one year base salary as in effect as of the date of termination or (ii) his base salary for the remainder of the term of his employment agreement.

Termination other than for Cause, Disability or Death; Resignation by the Executive for Good Reason. If an NEO's employment is terminated (a) by us other than for cause, disability or his death and such termination occurs within two years following a Change in Control or (b) by the executive for “Good Reason” within two years following a Change in Control, then the executive will be entitled to a lump-sum cash payment equal to a multiple of the sum of his base salary as in effect immediately prior to the date of termination plus his incentive bonus for the previous year, with the following multipliers: Mr. Gardner, three times; Mr. Wilcox, 2.99 times, and Messrs. Karr, Rice and Nicolas, two times. Pursuant to the employment agreements, “Good Reason” means the executive resigned within two years following a Change in Control based on (1) a material reduction by us of his functions, duties or responsibilities, (2) a material reduction by us of his base salary, or (3) our requirement that he be based at a location more than 50 miles from Irvine, California, without the executive’s express written consent.

If an NEO is terminated by us other than for cause, disability, or his death not in the two years following a Change in Control, then the executive will be entitled to a lump-sum cash payment equal to, in the case of Mr. Gardner, three time his base salary, and in the case of Messrs. Wilcox, Karr, Rice and Nicolas, one times his base salary.

Under the terms of each NEO’s employment agreement, if the executive’s employment with us is terminated as described in the two paragraphs above, then the executive is entitled to participate, at no cost to the executive, in all group insurance, life insurance, health and accident, disability and other employee benefit plans, programs and arrangements in which the executive was entitled to participate immediately prior to the date of termination (other than any of our stock option or other stock compensation plans or bonus plans), for a period ending at the earlier of (i) the third anniversary of the date of termination with respect to Mr. Gardner and the first anniversary of the date of termination with respect to Messrs. Wilcox, Karr, Rice and Nicolas, and (ii) the date of his full-time employment by another employer, provided that in the event Mr. Gardner’s participation in any such plan, program or arrangement is barred, we must arrange to provide him with benefits substantially similar to those he was entitled to receive under such plans, programs and arrangements prior to the date of termination.

In receiving any of the foregoing payments, the NEOs are not obligated to seek other employment or to mitigate the amounts payable to them as set forth above, and such amounts will not be reduced or terminated whether or not an executive obtains other employment (except with regard to certain benefits as specifically noted).

Each employment agreement also provides that the severance payments and benefits will be modified or reduced by the amount, if any, that is the minimum necessary to result in no portion of the payments and benefits payable being subject to an excise tax under the “golden parachute” provisions under Sections 280G and 4999 of the Code.

Salary Continuation Plan

Mr. Gardner and Mr. Wilcox participate in our Salary Continuation Plan. Under that Plan, each executive would be entitled to specified amounts for any termination of employment other than a termination for cause (as defined in the Plan) in certain circumstances. The amounts payable in the case of a termination not due to death and prior to or more than 12 months after a change in control (as defined in the Plan) are described above under the caption “Non-Qualified Deferred Compensation.” Upon either death or a change in control, followed within 12 months by a termination of Mr. Gardner’s or Mr. Wilcox’s employment, the executive would receive a lump-sum change-in-control benefit payment as specified under the Salary Continuation Plan, $1,982,130 in the case of Mr. Gardner and $989,413 in the case of Mr. Wilcox, representing an enhancement of the accrual balance under the Plan, provided that, in the event this amount is subject to federal excise taxes under the “golden parachute” provisions under Section 280G of the Code, the payments will be reduced or delayed to the extent necessary so that the payments would not be excess parachute payments.

INDEX

Resignation of Mr. Nicholson

Upon Mr. Nicholson’s resignation in May 2016, no severance became payable, his annual incentive opportunity for 2016 was forfeited and all of his outstanding equity awards were forfeited.

Accelerated Vesting of Equity Awards

Restricted stock awards and unvested stock options generally will vest in full in the event that the NEO’s employment is terminated by us without cause or the NEO terminates for good reason (subject to achievement of the Adjusted NPA performance goal in the case of restricted stock), or if employment terminates due to the NEO’s death or disability. In the event of a change in control, restricted stock and unvested stock options will vest in full if the NEO has been employed by us for at least six months at the time of the change in control. In the case of retirement at or after age 65, options that have been outstanding for at least two years vest in full. RSU awards will vest on an accelerated basis at the maximum level in the event that the NEO’s employment terminates due to death or disability, or if, within two years after a change in control, the NEO’s employment is terminated by us without cause or by the NEO for good reason.

Compensation of Non-Employee Directors

The Board of Directors, acting upon a recommendation from the Compensation Committee, annually determines the non-employee directors’ compensation for serving on the Board of Directors and its committees. In establishing director compensation, the Board of Directors and the Compensation Committee are guided by the following goals, compensation should:

•	consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of our size and scope;

•	align the directors’ interests with the long-term interests of the Company’s stockholders; and

•	assist with attracting and retaining qualified directors.

The Compensation Committee and the Board of Directors most recently completed this process in December 2016. To better position the Company’s director compensation relative to our peer group, as identified below, it was determined that director compensation for 2017 will increase from the 2016 compensation as detailed below. The Company does not pay director compensation to directors who are also employees. Below are the elements of compensation paid to non-employee directors for their service on the Board of Directors.

Cash Compensation.  During the 2016 fiscal year, non-employee directors received the following cash payments for their service on the Boards of Directors of the Company and the Bank:

•	an annual cash retainer of $55,000, paid quarterly, for service on the Boards of Directors of the Company and the Bank;

•	an additional annual cash retainer of $7,500, paid quarterly, to the Chairman of the Boards of Directors of the Company and the Bank;

•	an additional annual cash retainer of $7,500, paid quarterly, to the Chairman of the audit committee of the Company’s Board;

•	an additional annual cash retainer of $2,500, paid quarterly, to the members of the audit committee of the Company’s Board;

•	an additional annual cash retainer of $5,000, paid quarterly, to the Chairman of the compensation committee of the Company’s Board; and

•	an additional annual cash retainer of $1,000, paid quarterly, to the members of the compensation committee of the Company’s Board.

For the 2017 fiscal year, the cash compensation for non-employee directors serving on the Boards of Directors of the Company and the Bank was changed as follows:

INDEX

•	an annual cash retainer of $59,000, paid quarterly, for service on the Boards of Directors of the Company and the Bank;

•	an additional annual cash retainer of $15,000, paid quarterly, to the Chairman of the audit committee of the Company’s Board;

•	an additional annual cash retainer of $2,500, paid quarterly, to the members of the audit committee of the Company’s Board;

•	an additional annual cash retainer of $10,000, paid quarterly, to the Chairman of the compensation committee of the Company’s Board; and

•	an additional annual cash retainer of $1,000, paid quarterly, to the members of the compensation committee of the Company’s Board.

During 2016, the Company did not provide perquisites to any director in an amount that is reportable under applicable SEC rules and regulations. All non-employee directors are entitled to reimbursement for travel expense incurred in attending Board and committee meetings.

Stock Compensation.  Each non-employee director is eligible for a grant of shares of restricted stock issued from the Pacific Premier Bancorp, Inc. 2012 Long-Term Incentive Plan (“2012 Long-Term Incentive Plan”), as recommended by the Compensation Committee. The shares of restricted stock that the Company awards to its directors fully vest as of the first anniversary of the date of grant, subject to earlier vesting on termination of service in certain circumstances. On January 5, 2016, each of our non-employee directors was granted 2,000 shares of restricted stock. On January 26, 2017, each of our non-employee directors was granted 1,248 shares of restricted stock.

Stock Ownership Guideline for Directors. The Board of Directors adopted a stock ownership guideline for non-employee directors in March 2012, which requires that each non-employee director own shares of the Company’s common stock having a value of at least equal to five times the director's annual retainer for service on the Board of the Company or the Bank (not including committee-related fees). Directors have (i) five years from the date the guidelines were adopted, or until March 2017, or (ii) for new directors, five years after joining the Board of Directors, to meet the guidelines. Restricted stock and restricted stock units, and a portion of the shares that may be acquired by exercise of vested in-the-money stock options, are treated as stock ownership for this purpose. As of the date of this Annual Report on Form 10-K, all directors met or exceeded the ownership guidelines to the extent applicable to them.

Health Insurance Benefits. Non-employee directors can elect to receive insurance benefits from the Company, including long-term care insurance or health care insurance. The aggregate cost of these benefits in 2016 was $77,000.

Aggregate Director Compensation in 2016. In accordance with applicable SEC rules and regulations, the following table reports all compensation the Company paid during 2016 to its non-employee directors.

INDEX

2016 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards (1)	Nonqualified Deferred Compensation Earnings (2)	All Other Compensation	Total

Kenneth A. Boudreau	$57,500	$40,840	$3,873	$4,000	$106,213
John J. Carona	55,000	40,840	345	4,000	100,185
Joseph L. Garrett	62,500	40,840	—	4,000	107,340
John D. Goddard	56,000	40,840	1,255	4,000	102,095
Jeff C. Jones	63,875	40,840	1,255	4,000	109,970
Michael L. McKennon	62,500	40,840	8,185	4,000	115,525
Cora Tellez	58,500	40,840	48	4,000	103,388
Ayad Fargo	51,333	—	25	4,000	55,358
Zareh Sarrafian	50,417	—	—	4,000	54,417

(1) These amounts represent the aggregate grant date fair value of restricted stock granted in 2016, calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are discussed in Note 18 to our Consolidated Audited Financial Statements for the fiscal year ended December 31, 2016, included in this Annual Report on Form 10-K. Fair value is based on 100% of the closing price per share of our common stock on the date of grant. At December 31, 2016, each of the non-employee directors named in the above table held 2,000 shares of restricted stock, except Mr. Fargo and Mr. Sarrafian held none. In addition, at December 31, 2016, non-employee directors held outstanding stock options as follows: Mr. Boudreau, 36,000; Mr. Carona, 15,000; Mr. Garrett, 25,000; Mr. Goddard, 36,000; Mr. Jones, 36,000; Mr. McKennon, 36,000; Ms. Tellez, 0; Mr. Fargo, 0; and Mr. Sarrafian, 0.

(2) Amounts reported in this column are the total interest credited on deferred compensation balances in 2016. Only the portion of such interest that exceeds 120% of the applicable federal rate is deemed to constitute compensation to a director under the SEC rules governing this table.

Deferred Compensation Plan
The Bank created a Directors’ Deferred Compensation Plan in September 2006 which allows non-employee directors to defer Board of Directors’ fees and provides for additional contributions from any opt-out portion of the Long-Term Care Insurance Plan. See “Long-Term Care Insurance Plan” under “Executive Compensation” below. The deferred compensation is credited with interest by the Bank at prime plus one percent through January 31, 2014, after which the rate was changed to prime minus one percent. The director's account balance is payable upon retirement or resignation. The Directors’ Deferred Compensation Plan is unfunded. The Company is under no obligation to make matching contributions to the Directors’ Deferred Compensation Plan. As of December 31, 2016, the unfunded liability for the plan was $1.6 million and the interest expense for 2016 was $70,000. The table below shows the totals for the Deferred Compensation Plan contributions and earnings, for our

INDEX

Directors, for the year ended December 31, 2016.

2016 NONQUALIFIED DIRECTOR DEFERRED COMPENSATION
Name	Aggregate Balance at Fiscal Year-End Prior to Last Fiscal Year-End	Director Contributions in Last Fiscal Year	Contributions in Lieu of Health Insurance in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year-End

Kenneth A. Boudreau	$151,861	$—	$—	$3,873	$—	$155,734
John J. Carona	11,629	—	4,000	345	—	15,974
Joseph L. Garrett	—	—	—	—	—	—
John D. Goddard	47,300	—	4,000	1,255	—	52,555
Jeff C. Jones	47,300	—	4,000	1,255	—	52,555
Michael L. McKennon	290,735	54,208	—	8,185	—	353,128
Cora Tellez	—	—	4,000	48	—	4,048
Ayad Fargo	—	—	2,287	25	—	2,312
Zareh Sarrafian	—	—	—	—	—	—

Summary of Potential Termination Payments
The following table reflects the value of termination payments and benefits that each of Messrs. Gardner, Wilcox, Nicolas, Karr and Rice, who were the NEOs serving at December 31, 2016, would receive under their employment agreements and the enhanced termination payments and benefits that Mr. Gardner and Mr. Wilcox would receive under the Salary Continuation Plan, as applicable, if they had terminated employment on December 31, 2016 under the circumstances shown. The table does not include accrued salary and benefits, or certain amounts that the executive would be entitled to receive under plans or arrangements that do not discriminate in scope, terms or operation, in favor of our executive officers and that are generally available to all salaried employees. In addition, the amounts accrued at December 31, 2016 for the account of Mr. Gardner and Mr. Wilcox under the Salary Continuation Plan, as shown above under the heading “Non-Qualified Deferred Compensation” and previously reflected as compensation in the current and past Summary Compensation Tables, represents a non-qualified deferred compensation balance, so the table below only shows the extent of any enhancement of that benefit in those termination cases in which an enhancement is provided.

Circumstances of Termination and/or Change in Control	Severance	Insurance Benefits (1)		Salary Continuation Plan (2)		Equity Accelerated Vesting (3)	Total

Steven R. Gardner
Termination for Cause or resignation without Disability or Good Reason (not within two years after a change in control)	$—	$—		$—		$—	$—
Death	600,000	—		711,294		5,700,954	7,012,248
Disability	600,000	36,000		—		5,700,954	6,336,954
Retirement	—	—		—		—	—
Change in Control (regardless of termination)	—	—		—		5,183,960	5,183,960
Termination by us without Cause, or by NEO (not within two years after change in control)	1,800,000	37,424	(4)	—		5,183,960	7,021,384
Termination by us without cause or by NEO or Good Reason within two years after a change in control (5)(6)	3,291,000	37,424	(4)	711,294	(5)	5,700,954	9,740,672

INDEX

Edward Wilcox
Termination for Cause or resignation without Disability or Good Reason (not within two years after a change in control)	$—	$—		$—		$—	$—
Death	325,000	—		853,715		2,157,745	3,336,460
Disability	325,000	—		—		2,157,745	2,482,745
Retirement	—	—		—		—	—
Change in Control (regardless of termination)	—	—		—		1,967,739	1,967,739
Termination by us without Cause, or by NEO (not within two years after change in control)	325,000	29,708	(4)	—		1,967,739	2,322,447
Termination by us without cause or by NEO or Good Reason within two years after a change in control (5)(6)	1,506,571	29,708	(4)	853,715	(5)	2,157,745	4,547,739

Ronald J. Nicolas, Jr.
Termination for Cause or resignation without Disability or Good Reason (not within two years after a change in control)	$—	$—		$—		$—	$—
Death	300,000	—		—		707,000	1,007,000
Disability	300,000	—		—		707,000	1,007,000
Retirement	—	—		—		—	—
Change in Control (regardless of termination)	—	—		—		707,000	707,000
Termination by us without Cause, or by NEO (not within two years after change in control)	300,000	16,627	(4)	—		707,000	1,023,627
Termination by us without cause or by NEO or Good Reason within two years after a change in control (6)	300,000	16,627	(4)	—		707,000	1,023,627

Michael S. Karr
Termination for Cause or resignation without Disability or Good Reason (not within two years after a change in control)	$—	$—		$—		$—	$—
Death	275,000	—		—		1,445,094	1,720,094
Disability	275,000	—		—		1,445,094	1,720,094
Retirement	—	—		—		—	—
Change in Control (regardless of termination)	—	—		—		1,365,557	1,365,557
Termination by us without Cause, or by NEO (not within two years after change in control)	275,000	28,975	(4)	—		1,365,557	1,669,532
Termination by us without cause or by NEO or Good Reason within two years after a change in control (6)	788,494	28,975	(4)	—		1,445,094	2,262,563

Thomas Rice
Termination for Cause or resignation without Disability or Good Reason (not within two years after a change in control)	$—	$—		$—		$—	$—
Death	275,000	—		—		1,445,094	1,720,094
Disability	275,000	—		—		1,445,094	1,720,094
Retirement	—	—		—		—	—
Change in Control (regardless of termination)	—	—		—		1,365,557	1,365,557
Termination by us without Cause, or by NEO (not within two years after change in control)	275,000	11,117	(4)	—		1,365,557	1,651,674

INDEX

Termination by us without cause or by NEO or Good Reason within two years after a change in control (6)	745,000	11,117	(4)	—	1,445,094	2,201,211

(1) Amounts in this column represents the incremental cost to the Company resulting from continuing participation by the individual, at no cost to him, in group insurance, life insurance, health and accident, disability and other employee benefit plans, programs and arrangements in which he was entitled to participate immediately prior to the date of termination (other than any stock option or other stock compensation plans or bonus plans of us), for a period ending at the earlier of (i) the third anniversary of the date of termination in the case of Mr. Gardner and the first anniversary of the date of termination in the case of Messrs. Wilcox, Karr, Rice and Nicolas, and (ii) the date of his full-time employment by another employer, provided that in the event the individual’s participation in any such plan, program or arrangement is barred, we must arrange to provide him with benefits substantially similar to those he was entitled to receive under such plans, programs and arrangements prior to the date of termination.

(2) The accrual balance under the Salary Continuation Plan, at December 31. 2016, is shown above under the heading “Non-Qualified Deferred Compensation.” The enhanced benefit amount is the amount by which a lump-sum payout exceeds the accrual balance; such a lump sum would be payable within a specified period following termination. In the case of a termination at December 31, 2016 for which a non-enhanced annual payments would be made over 15 years, the annual amount of such payments would be $128,688 for Mr. Gardner and $ 13,741 for Mr. Wilcox.

(3) Amounts in this column reflects the in-the-money value, at December 31, 2016, of unexercisable options that would become vested and exercisable upon the occurrence of the termination event stated in the left hand column. The dollar value of the vested stock options was determined by calculating the closing price of the Company’s common stock on December 31, 2016 less the option exercise price, and multiplying that by the number of shares for each award at the end of year 2016. Amounts in this column also reflect the value, based on the closing price of the Company’s common stock on December 31, 2016, of the restricted stock or restricted stock units that would become vested upon the occurrence of the termination event stated in the left hand column.

(4) Represents the estimated incremental cost to the Company resulting in the individual’s participation, at no cost to him, in all group insurance, life insurance, health and accident, disability and other employee benefit plans, programs and arrangements in which he was entitled to participate immediately prior to the date of termination (other than any stock option or other stock compensation plans or bonus plans of us), for a period ending at the third anniversary of the date of termination with respect to Mr. Gardner and the first anniversary of the date of termination with respect to Messrs. Wilcox, Karr, Rice and Nicolas (this period would end earlier if the individual commenced full-time employment by another employer). If the individual’s continued participation in any of our applicable plans, programs or arrangements is barred, we must arrange to provide him with benefits substantially similar to those he was entitled to receive under such plans, programs and arrangements prior to the date of termination.

(5) The enhanced amount payable under the Salary Continuation Plan would be payable for any type of termination within 12 months after a change in control, but not for a termination in the second 12 months after a change in control. This amount together with the accrued benefit under the Salary Continuation Plan would be payable in a lump sum within a specified period following termination.

(6)Payments for events relating to a change in control have been calculated assuming no reduction to cause such payments not to be subject to federal excise taxes under the “golden parachute” provisions under Sections 280G and 4999 of the Code. If aggregate payments would be subject to such “golden parachute” excise taxes, the payments will be reduced or delayed to the extent necessary so that the payments will not be subject to such excise taxes.

INDEX

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2016, with respect to options and RSUs outstanding and shares available for future awards under the Company’s active equity incentive plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2004 Long-term Incentive Plan	230,605	$7.41	—
Amended and Restated 2012 Stock Long-term Incentive Plan	877,562	$14.02	146,107
Equity compensation plans not approved by security holders	—	—	—
Total Equity Compensation plans	1,108,167	$12.61	146,107

(1) Consists of 853,062 shares issuable upon the exercise of outstanding stock options and 24,500 shares issuable in settlement of outstanding RSUs (assuming RSUs are earned at the maximum potential level). Excludes 345,834 outstanding shares of restricted stock (these do not constitutes “rights” under SEC rules).

(2) The weighted-average exercise price includes all outstanding stock options but does not include RSUs, all of which do not have an exercise price. If RSUs were included in this calculation, treating such awards as having an exercise price of zero, the weighted average exercise price of outstanding options, warrants and rights would be $12.33.

(3) Consists of common stock remaining available for awards under our 2012 Long-Term Incentive Plan, as amended and restated (the "2012 Plan"). The 2012 Plan is our only equity compensation plan under which securities are available for future awards. All of the 2012 Plan shares are available for delivery under stock options, stock appreciation rights, restricted stock, RSUs or other forms of equity award authorized plans.

Principal Holders of Common Stock

The following table sets forth information as to those persons or entities believed by management to be beneficial owners of more than 5% of the Company's outstanding shares of common stock on March 15, 2017 or as represented by the owner or as disclosed in certain reports regarding such ownership filed by such persons with the Company and with the SEC, in accordance with Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Other than those persons listed below, the Company is not aware of any person, as such term is defined in the Exchange Act, that beneficially owns more than 5% of the Company's common stock as of the Record Date.

INDEX

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	BlackRock Inc.	1,714,598 (2)	6.1%
	55 East 52nd Street
	New York, NY 10055
Common Stock	Vaughan Nelson Investment Management L.P.	1,524,751 (3)	5.5%
	600 Travis Street, Suite 6300
	Houston, TX 77002

(1) As March 15, 2017, there were 27,909,025 shares of Company common stock outstanding on which "Percent of Class" in the above table is based.
(2) As reported in a Schedule 13G filed with the SEC on January 30, 2017 for the calendar year ended December 31, 2016, BlackRock Inc. reported having sole voting power over 1,668,966 shares and sole dispositive power over 1,714,598 shares.

(3) As reported in a Schedule 13G filed with the SEC on February 14, 2017, reporting beneficial ownership as of December 31, 2016. Vaughan Nelson Investment Management L.P. (“VNLP”), together with its general partner Vaughan Nelson Investment Management, Inc. (“VNGP”), reported having sole voting power over 1,091,650 shares, sole dispositive power over 1,459,050 shares, and shared dispositive power over 65,701 shares.

INDEX

Security Ownership of Directors and Executive Officers

This table and the accompanying footnotes provide a summary of the beneficial ownership of our common stock as of March 15, 2017, by (i) our directors, (ii) NEO's, and (iii) all of our current directors and executive officers as a group. The following summary is based on information furnished by the respective directors and officers.

Each person has sole voting and investment power with respect to the shares they beneficially own.

				Total Beneficial Ownership
Name	Common Stock	Restricted Stock (1)	Options Exercisable (1)	# (2)	% (3)
	A	B	C	D	E

Kenneth A. Boudreau	38,203	1,248	5,000	44,451	0.16%
John J. Carona	14,491	1,248	12,500	28,239	0.10
Ayad Fargo	294,647	1,248	—	295,895	1.06
Joseph L. Garrett	66,850	1,248	22,500	90,598	0.32
John D. Goddard	72,642	1,248	33,500	107,390	0.38
Jeff C. Jones	108,693	1,248	33,500	143,441	0.51
Michael L. McKennon	35,000	1,248	22,500	58,748	0.21
Zareh Sarrafian	18,729	1,248	—	19,977	0.07
Cora Tellez	10,330	1,248	—	11,578	0.04
Steven R. Gardner	150,186	115,469	298,333	563,988	2.00
Edward Wilcox	48,885	40,958	142,833	232,676	0.83
Ronald J. Nicolas, Jr.	—	24,214	—	24,214	0.09
Michael S. Karr	17,522	26,878	108,666	153,066	0.55
Thomas Rice	19,867	26,878	48,666	95,411	0.34
Stock Ownership of all Directors and Executive Officers as a Group (14 persons)	896,045	245,629	727,998	1,869,672	6.53%

(1) In accordance with applicable SEC rules (i) shares of restricted stock constitute beneficial ownership because the holder has voting power, but not dispositive power; and (ii) stock options that are exercisable or will become exercisable, and RSUs that will be settled, within 60 days after March 15, 2017 are included in this column.

(2) The amounts in column D are derived by adding shares, restricted stock and options exercisable listed in columns A, B and C of the table.
(3) The amounts contained in column E are derived by dividing the amounts in column D of the table by (i) the total outstanding shares of 27,909,025 plus (ii) the amount in column C for that individual or the group, as applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Transactions with Certain Related Persons
It is the policy of the Company that all permissible transactions between the Company and its executive officers, directors, holders of 5% or more of the shares of any class of its common stock and affiliates thereof, contain terms no less favorable to the Company than could have been obtained by it in arm's-length negotiations

INDEX

with unaffiliated persons and are required to be approved by a majority of independent outside directors of the Company not having any interest in the transaction.

On March 15, 2014, the Company completed its acquisition of FAB. Prior to the acquisition, FAB was a commercial bank that exclusively focused on providing deposit and other services to HOAs and HOA management companies nationwide. The FAB business of servicing HOAs and HOA management companies has been joined with and is currently the primary source of business for the Bank's existing HOA Banking Unit, which focuses exclusively on generating business banking relationships and servicing the specialized banking needs of HOA management companies and their respective clients. In connection with the FAB acquisition, the Bank, as successor-in-interest to FAB, entered into an amendment of the Depository Services Agreement, dated October 1, 2011, as amended, between FAB and Associa ("Depository Services Agreement"), that provided for (i) the Bank to be the successor to FAB upon consummation of the acquisition of FAB and (ii) the term of the Depository Services Agreement to be extended for a five-year period. During 2014, the Depository Services Agreement governed the services provided by the Bank to Associa and the HOA management companies controlled by Associa and those services provided by the Associa HOA management companies to the Bank. In 2015, Associa assigned its interests in the Depository Services Agreement to an entity of which Associa is the majority owner, and Mr. Corona became the sole shareholder of Associa. As a result, the Bank provides services under the Depository Services Agreement to Associa's assignee, and the HOA management companies controlled by Associa will continue to provide services to the Bank.

During 2016, Mr. Carona, who became a director of the Company in 2014 in connection with the completion of the FAB acquisition, was the sole-owner and President and Chief Executive Officer of Associa. Pursuant to the Depository Services Agreement, the Bank paid Associa approximately $1.9 million in 2016 and, as such, the $1.9 million paid by the Bank to Associa during 2016 is attributable to Mr. Carona's ownership interest in Associa during 2016.

Pursuant to the Depository Services Agreement, the Company expects that such payments will exceed $120,000.

The Company and the Bank have continued to operate the HOA banking business of FAB substantially as it was conducted by FAB prior to the acquisition. While the Bank receives deposits from non-Associa HOA management companies, the Banks' relationship with the Associa HOA management companies offers the Bank the ability to take advantage of important efficiencies, cost savings and lower fees created by the role of the Associa management companies in the banking relationships the Bank maintains with the HOAs. Associa is the largest privately held HOA management company in the U.S. and operates a holding company that owns numerous subsidiary management companies. The Associa HOA management companies that maintain deposit relationships with the Bank represent thousands of HOAs and thousands of HOA accounts.

The Company's and the Bank's relationship with Associa and its management companies is an important component of our successful HOA Banking Unit. Further, Mr. Carona's expertise in the HOA management company banking business has and continues to be extremely helpful to the Board and our management team as we continue to grow our HOA Banking Unit.

Indebtedness of Management

Certain of our officers and directors, as well as their immediate family members and affiliates, are customers of, or have had transactions with us in the ordinary course of business. These transactions include deposits, loans and other financial services related transactions. Related party transactions are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral (where applicable), as those prevailing at the time for comparable transactions with persons not related to us, and do not involve more than normal risk of collectability or present other features unfavorable to us. As of the date of this filing, no related party loans were categorized as nonaccrual, past due, restructured or potential problem loans.

INDEX

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

On June 3, 2016, the Company notified Vavrinek, Trine, Day & Co., LLP (“VTD”) that the Company would no longer be retaining VTD as the Company’s independent registered public accounting firm effective as of June 3, 2016. The decision to change the Company’s independent registered accounting firm was the result of a request for proposal process in which the Audit Committee of the Company’s Board of Directors conducted a comprehensive, competitive process to select an independent registered public accounting firm.

The audit reports of VTD on the Consolidated Financial Statements of the Company for the fiscal years ended December 31, 2015 and December 31, 2014 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal years ended December 31, 2015 and December 31, 2014, (i) there were no disagreements with VTD on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that, if not resolved to VTD’s satisfaction, would have caused VTD to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

On June 3, 2016, based upon the recommendation and approval of the Company’s Audit Committee, the Company engaged Crowe Horwath LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2016 effective as of June 3, 2016. During the Company's fiscal years ended December 31, 2014 and 2015, and the subsequent interim period through June 3, 2016, neither the Company, nor anyone on the Company’s behalf, consulted with Crowe Horwath LLP regarding any matter set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K. The Audit Committee of the Board of Directors considered the qualifications and experience of Crowe Horwath LLP, and, in consultation with the Board of Directors of the Company, appointed them as independent auditors for the Company for the current fiscal year which ends December 31, 2016.

Fees

Aggregate fees for professional services rendered to the Company by VTD, Moffett and Crowe for the years ended December 31, 2016 and 2015 were as follows:

	For the Years Ended December 31,
	2016	2015
Audit fees (1)	$570,000	$207,500
Audit‑related fees	19,000	15,000
Audit and audit‑related fees	589,000	222,500
Tax & Tax‑Related compliance fees	172,000	29,300
All other fees	30,000	39,000
Total fees	$791,000	$290,800

(1) For the year ended December 31, 2016, the Company paid audit fees of $350,000 and 220,000 to Crowe Horwath LLP and VTD, respectively.

Audit Fees

Audit fees are related to the integrated audit of the Company’s annual financial statements for the years ended December 31, 2016 and 2015, and for the reviews of the financial statements included in the Company’s quarterly reports on Form 10‑Q and 10‑K for those years.

Audit‑Related Fees

Audit‑related fees for each of 2016 and 2015 included fees for audits of the Company’s 401(k) plan.

INDEX

Tax Compliance Fees

Tax fees in both 2016 and 2015 consisted of tax compliance services in preparation of the Company’s tax returns filed with the Internal Revenue Service and various state tax agencies.

All Other Fees

All other fees for 2016 included fees related to the acquisition of Security Bank of California. All other fees for 2015 included fees related to the acquisitions of Independence Bank. Audit Committee Pre‑Approval Policies and Procedures The Audit Committee has adopted a policy that requires advance approval of all audit, audit‑related, tax services and other services performed by the independent auditor. The policy provides for pre‑approval by the Audit Committee of specified audit and non‑audit services. Unless the specific service has been previously pre‑approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it.

In 2016, 100% of Audit‑Related Fees, Tax Fees and All Other Fees were pre‑approved by the Audit Committee.

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

In 2016, 100% of Audit-Related Fees, Tax Fees and All Other Fees were pre-approved by the Audit Committee.

REPORT OF THE AUDIT COMMITTEE

The report of the Audit Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The Audit Committee has reviewed and discussed the audited financial statements for fiscal year 2016 with management and with the independent auditors. Specifically, the Audit Committee has discussed with the independent auditors the matters required to be discussed by SAS 61, as amended by SAS 114 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other things:

•	Methods used to account for significant unusual transactions;

•	The effect of significant accounting policies in controversial or emerging areas for which there is a lack of authoritative guidance or consensus;

•	The process used by management in formulating particularly sensitive accounting estimates and the basis for the auditor’s conclusions regarding the reasonableness of those estimates; and

•	Disagreements with management over the application of accounting principles, the basis for management’s accounting estimates and the disclosures in the financial statements.

The Audit Committee has received the written disclosures and the letter from the Company’s independent accountants, Crowe Horwath LLP, required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committee. Additionally, the Audit Committee has discussed with Crowe Horwath the issue of its independence from the Company. Based on its review of the audited financial statements

INDEX

and the various discussions noted above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

AUDIT COMMITTEE
Michael L. McKennon, Chair
Kenneth A. Boudreau
Joseph L. Garrett
Jeff C. Jones
Cora M. Tellez

INDEX

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Independent Auditors’ Report.

Consolidated Statements of Financial Condition as of December 31, 2016 and 2015.

Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014.

Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014.

Consolidated Statement of Other Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014.

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

2.2	Agreement and Plan of Reorganization, dated as of October 15, 2012, among Pacific Premier Bancorp, Inc., Pacific Premier Bank and First Associations Bank. (2)
2.3	Agreement and Plan of Reorganization, dated as of March 5, 2013, among Pacific Premier Bancorp, Inc., Pacific Premier Bank and San Diego Trust Bank. (3)
2.4	Agreement and Plan of Reorganization, dated as of October 21, 2014, among Pacific Premier Bancorp, Inc., Pacific Premier Bank and Independence Bank. (4)
2.5	Agreement and Plan of Merger and Reorganization, dated as of September 30, 2015, among Pacific Premier Bancorp, Inc. and Security California Bancorp. (5)
2.6	Agreement and Plan of Reorganization, dated as of December 12, 2016, between Pacific Premier Bancorp, Inc. and Heritage Oaks Bancorp (6)
3.1	Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc., as amended**
3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (7)
4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (8)
4.2	Indenture from PPBI Trust I (9)
4.3	Form of Subordinated Note Certificate by Pacific Premier Bancorp, Inc. (10)
10.1	Amended and Restated Declaration of Trust from PPBI Trust I (9)
10.2	Guarantee Agreement from PPBI Trust I (9)
10.3	2004 Long-Term Incentive Plan (12)*
10.4	Form of 2004 Long-Term Incentive Plan Incentive Stock Option Agreement (13)*
10.5	Form of 2004 Long-Term Incentive Plan Nonqualified Stock Option Agreement (13)*
10.6	Form of 2004 Long-Term Incentive Plan Restricted Stock Agreement (13)*
10.7	Salary Continuation Agreements between Pacific Premier Bank and Steven R. Gardner. (14)*
10.8	Form of 2012 Long-Term Incentive Plan Incentive Stock Option Award Agreement (15)
10.9	Form of 2012 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (15)
10.10	Form of 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (15)
10.11	Issuing and Paying Agency Agreement between Pacific Premier Bancorp, Inc. and U.S. Bank National Associated dated as of August 29, 2014 (10)
10.12	Pacific Premier Bancorp, Inc. Amended and Restated 2012 Long-Term Incentive Plan (16)*
10.13	Form of Amended and Restated 2012 Long-Term Incentive Plan Restricted Stock Unit Agreement (17)
10.14	Second Amended and Restated Employment Agreement between Pacific Premier Bancorp, Inc. and Pacific Premier Bank and Steven R. Gardner dated as of May 31, 2016 (18)*
10.15	Employment Agreement between Pacific Premier Bancorp, Inc., Pacific Premier Bank and Ronald J. Nicolas, Jr. dated May 31, 2018 (18)*
10.16	Third Amended and Restated Employment Agreement between Pacific Premier Bank and Edward Wilcox dated May 31, 2016 (18)*
10.17	Third Amended and Restated Employment Agreement between Pacific Premier Bank and Michael S. Karr dated May 31, 2016 (18)*
10.18	Second Amended and Restated Employment Agreement between Pacific Premier Bank and Thomas Rice dated May 31, 2016 (18)*
21	Subsidiaries of Pacific Premier Bancorp, Inc. (Reference is made to “Item 1. Business” for the required information.)
23.1	Consent of Crowe Horwath, LLP.
23.2	Consent of Vavrinek, Trine, Day and Co., LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document #
101.SCH	XBRL Taxonomy Extension Schema Document #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #
101.LAB	XBRL Taxonomy Extension Label Linkbase Document #
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #

(1)	Incorporated by reference from the Registrant’s Form 8-K/A filed with the SEC on May 3, 2012.
(2)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on October 15, 2012.
(3)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on March 6, 2013.
(4)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on October 22, 2014.
(5)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on October 1, 2015.
(6)	[Ref. 12/31/2016 8-K]
(7)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on February 29, 2016.
(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Registration No. 333-20497) filed with the SEC on January 27, 1997.
(9)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on May 3, 2004.
(10)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on September 2, 2014.
(11)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on May 1, 2000.
(12)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on April 23, 2004.
(13)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to Form S-8 (Registration No. 333-117857) filed with the SEC on September 3, 2004.
(14)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 19, 2006.
(15)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on June 4, 2012.
(16)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 28, 2015.
(17)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on February 1, 2016.
(18)	[Ref. 6/2/2016 8-K]
*	Management contract or compensatory plan or arrangement.
**	Filed herewith.
#
Attached as Exhibit 101 to this Annual Report on Form 10-K for the period ended December 31, 2016 of Pacific Premier Bancorp., Inc. are the following documents in XBRL (eXtensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2016 and 2015; (ii) Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.
By:	/s/ Steven R. Gardner
Steven R. Gardner
Chairman, President and Chief Executive Officer

DATED: March 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

INDEX

Signature	Title	Date

/s/ Steven R. Gardner	Chairman, President and Chief Executive Officer (principal executive officer)	March 16, 2017
Steven R. Gardner

/s/ Ronald J. Nicolas, Jr.	Senior Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 16, 2017
Ronald J. Nicolas, Jr.

/s/ Jeff C. Jones	Director	March 16, 2017
Jeff C. Jones

/s/ John D. Goddard	Director	March 16, 2017
John D. Goddard

/s/ Michael L. McKennon	Director	March 16, 2017
Michael L. McKennon

/s/ Kenneth Boudreau	Director	March 16, 2017
Kenneth Boudreau

/s/ Joe Garrett	Director	March 16, 2017
Joe Garrett

/s/ John Carona	Director	March 16, 2017
John Carona

/s/ Cora M. Tellez	Director	March 16, 2017
Cora M. Tellez

/s/ Ayad A. Fargo	Director	March 16, 2017
Ayad A. Fargo

/s/ Zareh H. Sarrafian	Director	March 16, 2017
Zareh H. Sarrafian