Form 10-Q
period 2017-05-10
PACIFIC PREMIER BANCORP INC
filed 2017-05-10
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act).

Large accelerated filer	[ ]	Accelerated filer	[X]	Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[ ]	Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes [ ] No [X]

The number of shares outstanding of the registrant’s common stock as of May 8, 2017 was 39,918,907.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)
(unaudited)

ASSETS	March 31, 2017	December 31, 2016
Cash and due from banks	$13,425	$14,706
Interest-bearing deposits with financial institutions	87,088	142,151
Cash and cash equivalents	100,513	156,857
Interest-bearing time deposits with financial institutions	3,944	3,944
Investments held-to-maturity, at amortized cost (fair value of $8,147 and $8,461 as of March 31, 2017 and December 31, 2016, respectively)	8,272	8,565
Investment securities available-for-sale, at fair value	435,408	380,963
FHLB, FRB and other stock, at cost	37,811	37,304
Loans held for sale, at lower of cost or fair value	11,090	7,711
Loans held for investment	3,385,697	3,241,613
Allowance for loan losses	(23,075)	(21,296)
Loans held for investment, net	3,362,622	3,220,317
Accrued interest receivable	13,366	13,145
Other real estate owned	460	460
Premises and equipment	11,799	12,014
Deferred income taxes, net	12,744	16,807
Bank owned life insurance	40,696	40,409
Intangible assets	8,942	9,451
Goodwill	102,490	102,490
Other assets	24,271	25,874
Total Assets	$4,174,428	$4,036,311
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts:
Noninterest-bearing checking	$1,232,578	$1,185,768
Interest-bearing:
Checking	191,399	182,893
Money market/savings	1,273,917	1,202,361
Retail certificates of deposit	381,738	375,203
Wholesale/brokered certificates of deposit	217,441	199,356
Total interest-bearing	2,064,495	1,959,813
Total deposits	3,297,073	3,145,581
FHLB advances and other borrowings	311,363	327,971
Subordinated debentures	69,413	69,383
Accrued expenses and other liabilities	25,554	33,636
Total Liabilities	3,703,403	3,576,571
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 27,908,816 shares at March 31, 2017 and 27,798,283 shares at December 31, 2016	275	274
Additional paid-in capital	345,888	345,138
Retained earnings	126,570	117,049
Accumulated other comprehensive loss, net of tax	(1,708)	(2,721)
Total Stockholders' Equity	471,025	459,740
Total Liabilities and Stockholders' Equity	$4,174,428	$4,036,311

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)
(unaudited)

	Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016
INTEREST INCOME
Loans	$42,436	$43,006	$35,407
Investment securities and other interest-earning assets	2,991	2,791	2,098
Total interest income	45,427	45,797	37,505
INTEREST EXPENSE
Deposits	2,135	2,176	2,069
FHLB advances and other borrowings	604	332	325
Subordinated debentures	985	985	910
Total interest expense	3,724	3,493	3,304
Net interest income before provision for loan losses	41,703	42,304	34,201
Provision for loan losses	2,502	2,054	1,120
Net interest income after provision for loan losses	39,201	40,250	33,081
NONINTEREST INCOME
Loan servicing fees	222	263	225
Deposit fees	847	934	828
Net gain from sales of loans	2,811	2,387	1,906
Net gain from sales of investment securities	—	—	753
Other-than-temporary-impairment recovery/(loss) on securities	1	—	(207)
Other income	802	734	1,343
Total noninterest income	4,683	4,318	4,848
NONINTEREST EXPENSE
Compensation and benefits	14,887	13,815	11,739
Premises and occupancy	2,453	2,531	2,283
Data processing and communications	1,187	1,240	911
Other real estate owned operations, net	12	369	8
FDIC insurance premiums	455	320	382
Legal, audit and professional expense	857	830	865
Marketing expense	818	865	630
Office and postage expense	433	441	481
Loan expense	468	714	403
Deposit expense	1,444	1,388	1,005
Merger-related expense	4,946	772	3,119
CDI amortization	511	525	344
Other expense	1,276	1,567	1,463
Total noninterest expense	29,747	25,377	23,633
Net income before income taxes	14,137	19,191	14,296
Income tax	4,616	7,238	5,742
Net Income	$9,521	$11,953	$8,554
EARNINGS PER SHARE
Basic	$0.35	$0.44	$0.33
Diluted	0.34	0.43	0.33
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	27,528,940	27,394,737	25,555,654
Diluted	28,197,220	28,027,479	25,952,184

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,	December 31,	March 31,
	2017	2016	2016
Net income	$9,521	$11,953	$8,554
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period, net of income taxes (1)	1,013	(4,084)	1,565
Reclassification adjustment for net gain on sale of securities included in net income, net of income taxes (2)	—	—	(436)
Net unrealized gain on securities, net of income taxes	1,013	(4,084)	1,129
Comprehensive income	$10,534	$7,869	$9,683
______________________________
(1) Income tax (benefit) on the unrealized gains (losses) on securities was $714,000 for the three months ended March 31, 2017, $(2.9) million for the three months ended December 31, 2016 and $1.1 million for the three months ended March 31, 2016.

(2) Income tax (benefit) on the reclassification adjustment for net (gains) losses on sale of securities included in net income was $0 for the three months ended March 31, 2017, $0 for the three months ended December 31, 2016 and $317,000 for the three months ended March 31, 2016.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND 2016
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2016	27,798,283	$274	$345,138	$117,049	$(2,721)	$459,740
Net income	—	—	—	9,521	—	9,521
Other comprehensive income	—	—	—	—	1,013	1,013
Share-based compensation expense	—	—	1,154	—	—	1,154
Issuance of restricted stock, net	56,866	—	—	—	—	—
Repurchase of common stock	—	—	(904)	—	—	(904)
Exercise of stock options	53,667	1	500	—	—	501
Balance at March 31, 2017	27,908,816	$275	$345,888	$126,570	$(1,708)	$471,025

Balance at December 31, 2015	21,570,746	$215	$221,487	$76,946	$332	$298,980
Net income	—	—	—	8,554	—	8,554
Other comprehensive income	—	—	—	—	1,129	1,129
Share-based compensation expense	—	—	461	—	—	461
Issuance of restricted stock, net	118,936	—	—	—	—	—
Common stock issued	5,815,051	58	119,325	—	—	119,383
Exercise of stock options	32,500	—	387	—	—	387
Balance at March 31, 2016	27,537,233	$273	$341,660	$85,500	$1,461	$428,894

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$9,521	$8,554
Adjustments to net income:
Depreciation and amortization expense	825	670
Provision for loan losses	2,502	1,120
Share-based compensation expense	1,154	461
Loss on sale and disposal of premises and equipment	45	—
Net amortization on securities available-for-sale, net	1,039	1,057
Net accretion of discounts/premiums for loans acquired and deferred loan fees/costs	(249)	(2,584)
Gain on sale of investment securities available-for-sale	—	(753)
Other-than-temporary impairment recovery on investment securities, net	1	—
Originations of loans held for sale	(35,149)	(18,899)
Proceeds from the sales of and principal payments from loans held for sale	33,037	22,616
Gain on sale of loans	(2,811)	(1,906)
Deferred income tax expense (benefit)	3,350	(325)
Change in accrued expenses and other liabilities, net	(8,178)	(5,499)
Income from bank owned life insurance, net	(287)	(290)
Amortization of core deposit intangible	511	344
Change in accrued interest receivable and other assets, net	2,713	4,925
Net cash (used in) provided by operating activities	8,024	9,491

Cash flows from investing activities:
Increase in loans, net	(144,347)	(138,358)
Principal payments on securities available-for-sale	10,535	9,676
Purchase of securities available-for-sale	(65,771)	—
Proceeds from sale or maturity of securities available-for-sale	1,770	192,809
Proceeds from the sale of premises and equipment	—	3,294
Purchases of premises and equipment	(655)	(2,177)
Change in FHLB, FRB, and other stock, at cost	(507)	(3,561)
Cash acquired in acquisitions	—	40,156
Net cash (used in) provided by investing activities	(198,975)	101,839

Cash flows from financing activities:
Net increase in deposit accounts	151,588	74,549
Change in FHLB advances and other borrowings, net	(16,578)	(71,169)
Proceeds from exercise of stock options and warrants	501	387
Repurchase of common stock	(904)	—
Net cash provided by financing activities	134,607	3,767
Net increase (decrease) in cash and cash equivalents	(56,344)	115,097
Cash and cash equivalents, beginning of period	156,857	78,417
Cash and cash equivalents, end of period	$100,513	$193,514

Supplemental cash flow disclosures:
Interest paid	$4,565	$4,182
Income taxes paid	36	136
Noncash investing activities during the period:
Assets acquired (liabilities assumed and capital created) in acquisitions (See Note 4):
Investment securities	—	190,254
FHLB and Other Stock	—	3,671
Loans	—	456,158
Core deposit intangible	—	4,319
Deferred income tax	—	7,069
Goodwill	—	51,252
Fixed assets	—	4,356
Other assets	—	5,610
Deposits	—	(636,591)
Other liabilities	—	(8,843)
Common stock and additional paid-in capital	—	(119,383)

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(UNAUDITED)
Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2017 and December 31, 2016, the results of its operations and comprehensive income for the three months ended March 31, 2017, December 31, 2016 and March 31, 2016 and the changes in stockholders’ equity and cash flows for the three months ended March 31, 2017 and 2016. Operating results or comprehensive income for the three months ended March 31, 2017 are not necessarily indicative of the results or comprehensive income that may be expected for any other interim period or the full year ending December 31, 2017.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”).

The Company accounts for its investments in its wholly owned special purpose entity, PPBI Trust I, under the equity method whereby the subsidiary’s net earnings are recognized in the Company’s statement of operations.

Note 2 – Recently Issued Accounting Pronouncements

Accounting Standards Adopted in 2017

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting. The amendments simplify several aspects of the accounting for share-based payment award transactions, including accounting for excess tax benefits and tax deficiencies, classifying excess tax benefits on the statement of cash flows, accounting for forfeitures, classifying awards that permit share repurchases to satisfy statutory tax-withholding requirements and classifying tax payments on behalf of employees on the statement of cash flows. For public business entities, the amendment is effective for annual periods beginning after December 15, 2016 and interim period within those annual periods. Early adopt is permitted for any organization in any interim or annual period. As a result of the adoption of ASU 2016-09, the Company began recognizing the tax effects of exercised or vested awards as discrete items in the reporting period in which they occur, resulting in a $1.1 million tax benefit to the Company for the first quarter of 2017.

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

Note 3 – Significant Accounting Policies

Except as discussed below, our accounting policies are described in Note 1. Description of Business and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission ("Form 10-K").

Certain Acquired Loans–As part of business acquisitions, the Bank acquires certain loans that have shown evidence of credit deterioration since origination. These acquired loans are recorded at the allocated fair value, such that there is no carryover of the seller’s allowance for loan losses. Such acquired loans are accounted for individually. The Bank estimates the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of the allocated fair value is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference). Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded through the allowance for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Goodwill and Core Deposit Intangible–Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate the necessity for such impairment tests to be performed. The Company has selected November 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Core deposit intangible assets arising from whole bank acquisitions are amortized on a straight-line amortization method over their estimated useful lives, which range from 6 to 10 years.

Use of Estimates–The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Note 4 – Acquisitions

The Company accounted for the following transaction under the acquisition method of accounting which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determined the fair value of the loans, core deposit intangible, securities and deposits with the assistance of third party valuations.

Security California Bancorp Acquisition

On January 31, 2016, the Company completed its acquisition of Security California Bancorp (“SCAF”) whereby we acquired $714 million in total assets, $456 million in loans and $637 million in total deposits. Under the terms of the merger agreement, each share of SCAF common stock was converted into the right to receive 0.9629 shares of the Corporation’s common stock. The value of the total deal consideration was $120 million, which includes $788,000 of aggregate cash consideration to the holders of SCAF stock options and the issuance of 5,815,051 shares of the Corporation’s common stock, valued at $119 million based on a closing stock price of $20.53 per share on January 29, 2016.

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

The fair values are preliminary estimates and are subject to adjustment for up to one year after the merger date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. In the second quarter of 2016, the Company made a $146,000 adjustment to fixed assets and goodwill. As of March 31, 2017, the Company finalized its fair values with this acquisition.

For loans acquired from SCAF, the contractual amounts due, expected cash flows to be collected, interest component and fair value as of the respective acquisition dates were as follows:

Acquired Loans
SCAF
(dollars in thousands)
Contractual amounts due	$539,806
Cash flows not expected to be collected	2,765
Expected cash flows	537,041
Interest component of expected cash flows	80,883
Fair value of acquired loans	$456,158

In accordance with generally accepted accounting principles, there was no carryover of the allowance for loan losses that had been previously recorded by SCAF.

The operating results of the Company for the three months ending March 31, 2016 include the operating results of SCAF since its acquisition date. The following table presents the net interest and other income, net income and earnings per share as if the acquisition of SCAF were effective as of January 1, 2016. There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Net interest and other income	$43,884	$40,090
Net income	9,521	6,583
Basic earnings per share	0.35	0.26
Diluted earnings per share	0.34	0.25

Note 5 – Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	March 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Corporate	$53,523	$838	$(173)	$54,188
Municipal bonds	129,366	605	(1,189)	128,782
Collateralized mortgage obligation: residential	30,145	45	(187)	30,003
Mortgage-backed securities: residential	225,346	126	(3,037)	222,435
Total investment securities available-for-sale	438,380	1,614	(4,586)	435,408
Investment securities held-to-maturity:
Mortgage-backed securities: residential	7,095	—	(125)	6,970
Other	1,177	—	—	1,177
Total investment securities held-to-maturity	8,272	—	(125)	8,147
Total investment securities	$446,652	$1,614	$(4,711)	$443,555

	December 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Corporate	$37,475	$372	$(205)	$37,642
Municipal bonds	120,155	338	(1,690)	118,803
Collateralized mortgage obligation: residential	31,536	25	(173)	31,388
Mortgage-backed securities: residential	196,496	69	(3,435)	193,130
Total investment securities available-for-sale	385,662	804	(5,503)	380,963
Investment securities held-to-maturity:
Mortgage-backed securities: residential	7,375	—	(104)	7,271
Other	1,190	—	—	1,190
Total investment securities held-to-maturity	8,565	—	(104)	8,461
Total investment securities	$394,227	$804	$(5,607)	$389,424

At March 31, 2017, mortgage-backed securities (“MBS”) with an estimated par value of $66 million and a fair value of $67.8 million were pledged as collateral for the Bank’s three repurchase agreements which totaled $28.5 million and homeowner’s association (“HOA”) reverse repurchase agreements which totaled $22.9 million.

At December 31, 2016, mortgage-backed securities (“MBS”) with an estimated par value of $63.6 million and a fair value of $65.3 million were pledged as collateral for the Bank’s three repurchase agreements which totaled $28.5 million and Homeowner's Association ("HOA") reverse repurchase agreements which totaled $21.5 million.

At March 31, 2017 and December 31, 2016, there were not holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

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

The Company realized OTTI recovery of $1,000 for the three months ended March 31, 2017, which relates to investment income from previously charged-off investments. The Company did not realize any OTTI recoveries or losses for the three months ended December 31, 2016. A $207,000 OTTI was taken in the first quarter of 2016, related to a CRA investment purchased in June of 2014 with a par value of $50, and a book value of $500,000. In March of 2016, the shareholders of the investment voted to approve a sale of the institution at a per share acquisition price less the Bank's book value, and the sale closed in July 2016. The Company is currently waiting to receive the proceeds for its outstanding shares. As a result, the Bank's current holdings were written down and the loss recognized.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	March 31, 2017
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Investment securities available-for-sale:
Corporate	3	$7,629	$(173)	—	$—	$—	3	$7,629	$(173)
Municipal bonds	90	53,419	(1,189)	—	—	—	90	53,419	(1,189)
Collateralized mortgage obligation: residential	5	17,032	(187)	—	—	—	5	17,032	(187)
Mortgage-backed securities: residential	57	168,484	(2,648)	6	20,105	(389)	63	188,589	(3,037)
Total investment securities available-for-sale	155	246,564	(4,197)	6	20,105	(389)	161	266,669	(4,586)
Investment securities held-to-maturity:
Mortgage-backed securities: residential	1	6,970	(125)	—	—	—	1	6,970	(125)
Total investment securities held-to-maturity	1	6,970	(125)	—	—	—	1	6,970	(125)
Total investment securities	156	$253,534	$(4,322)	6	$20,105	$(389)	162	$273,639	$(4,711)

	December 31, 2016
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Investment securities available-for-sale:
Corporate	3	$7,609	$(205)	—	$—	$—	3	$7,609	$(205)
Municipal bonds	152	85,750	(1,690)	—	—	—	152	85,750	(1,690)
Collateralized mortgage obligation: residential	5	19,092	(173)	—	—	—	5	19,092	(173)
Mortgage-backed securities: residential	55	149,740	(2,916)	4	16,039	(519)	59	165,779	(3,435)
Total investment securities available-for-sale	215	262,191	(4,984)	4	16,039	(519)	219	278,230	(5,503)
Investment securities held-to-maturity:
Mortgage-backed securities: residential	1	7,271	(104)	—	—	—	1	7,271	(104)
Total investment securities held-to-maturity	1	7,271	(104)	—	—	—	1	7,271	(104)
Total investment securities	216	$269,462	$(5,088)	4	$16,039	$(519)	220	$285,501	$(5,607)

The amortized cost and estimated fair value of investment securities at March 31, 2017, by contractual maturity are shown in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Corporate	$—	$—	$—	$—	$45,523	$46,188	$8,000	$8,000	$53,523	$54,188
Municipal bonds	1,841	1,841	26,585	26,672	48,823	48,411	52,117	51,858	129,366	128,782
Collateralized mortgage obligation: residential	—	—	—	—	1,308	1,310	28,837	28,693	30,145	30,003
Mortgage-backed securities: residential	—	—	2,400	2,385	32,117	31,998	190,829	188,052	225,346	222,435
Total investment securities available-for-sale	1,841	1,841	28,985	29,057	127,771	127,907	279,783	276,603	438,380	435,408
Investment securities held-to-maturity:
Mortgage-backed securities: residential	—	—	—	—	—	—	7,095	6,970	7,095	6,970
Other	—	—	—	—	—	—	1,177	1,177	1,177	1,177
Total investment securities held-to-maturity	—	—	—	—	—	—	8,272	8,147	8,272	8,147
Total investment securities	$1,841	$1,841	$28,985	$29,057	$127,771	$127,907	$288,055	$284,750	$446,652	$443,555

Unrealized gains and losses on investment securities available-for-sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At March 31, 2017, the Company had an accumulated other comprehensive loss of $3.0 million, or $1.7 million net of tax, compared to an accumulated other comprehensive loss of $4.7 million, or $2.7 million net of tax, at December 31, 2016.

During the three months ended March 31, 2017 and December 31, 2016, the Company did not recognize any gross gains on sales of available-for-sale securities. For the three months ended March 31, 2016, the Company recognized gross gain on sales of available-for-sale securities in the amount of $762,000. During the three months ended March 31, 2017 and December 31, 2016, the Company did not recognize any gross losses on the sales of available-for sale securities. During the three months ended March 31, 2016, the Company recognized gross losses on sales of available-for-sale securities in the amount of $9,000. The Company had zero net proceeds from the sale of available-for-sale securities during the three months ended March 31, 2017 and December 31, 2016, and $186 million during the three months ended March 31, 2016, respectively.

FHLB, FRB and other stock

At March 31, 2017, the Company had $14.4 million in Federal Home Loan Bank (“FHLB”) stock, $10.9 million in Federal Reserve Bank of San Francisco (“FRB”) stock, and $12.5 million in other stock, all carried at cost. During the three months ended March 31, 2017 and December 31, 2016, FHLB did not repurchase any of the Company’s excess FHLB stock through their stock repurchase program. The Company evaluates its investments in FHLB, FRB and other stock for impairment periodically, including their capital adequacy and overall financial condition. No impairment losses have been recorded through March 31, 2017.

Note 6 – Loans Held for Investment

The following table sets forth the composition of our loan portfolio in dollar amounts at the dates indicated:

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Business loans:
Commercial and industrial	$593,457	$563,169
Franchise	493,158	459,421
Commercial owner occupied (1)	482,295	454,918
SBA	107,233	96,705
Real estate loans:
Commercial non-owner occupied	612,787	586,975
Multi-family	682,237	690,955
One-to-four family (2)	100,423	100,451
Construction	298,279	269,159
Land	19,738	19,829
Other loans	3,930	4,112
Total gross loans (3)	3,393,537	3,245,694
Plus: Deferred loan origination costs/(fees) and premiums/(discounts), net	3,250	3,630
Total loans	3,396,787	3,249,324
Less: loans held for sale, at lower of cost or fair value	11,090	7,711
Loans held for investment	3,385,697	3,241,613
Allowance for loan losses	(23,075)	(21,296)
Loans held for investment, net	$3,362,622	$3,220,317
______________________________
(1) Secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans for March 31, 2017 are net of the unaccreted fair value purchase discounts of $6.4 million.

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

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus and likewise in excess of 15% for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $137.6 million for secured loans and $82.6 million for unsecured loans at March 31, 2017. At March 31, 2017, the Bank’s largest aggregate outstanding balance of loans to one borrower was $33.0 million of secured credit.

Purchased Credit Impaired

The Company has purchased loans as part of its acquisitions of Canyon National Bank in 2011, Palm Desert National Bank in 2012, Independence Bank in 2015 and Security Bank of California in 2016, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Business loans:
Commercial and industrial	$2,536	$2,586
Commercial owner occupied	481	491
Real estate loans:
Commercial non-owner occupied	1,036	1,088
One-to-four family	—	1
Other loans	318	393
Total purchase credit impaired	$4,371	$4,559

On the acquisition date, the amount by which the undiscounted expected cash flows of the purchased credit impaired loans exceed the estimated fair value of the loan is the “accretable yield.” The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the purchased credit impaired loan. At March 31, 2017, the Company had $4.4 million of purchased credit impaired loans, of which none were placed on nonaccrual status.

The following table summarizes the accretable yield on the purchased credit impaired loans for the three months ended March 31, 2017, December 31, 2016 and March 31, 2016:

	Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016
	(dollars in thousands)
Balance at the beginning of period	$3,747	$3,254	$2,726
Additions	—	—	788
Accretion	(629)	(432)	(129)
Payoffs	—	(113)	(323)
Reclassification from (to) nonaccretable difference	483	1,038	192
Balance at the end of period	$3,601	$3,747	$3,254

Impaired Loans

The following tables provide a summary of the Company’s investment in impaired loans as of the period indicated:

	Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans
	(dollars in thousands)
March 31, 2017
Business loans:
Commercial owner occupied	$118	$86	$—	$86	$—
SBA	2,442	298	—	298	—
Real estate loans:
One-to-four family	286	115	—	115	—
Land	36	14	—	14	—
Totals	$2,882	$513	$—	$513	$—

	Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans
	(dollars in thousands)
December 31, 2016
Business loans:
Commercial and industrial	$1,990	$250	$250	$—	$250
Commercial owner occupied	847	436	—	436	—
SBA	3,865	316	—	316	—
Real estate loans:
One-to-four family	291	124	—	124	—
Land	36	15	—	15	—
Totals	$7,029	$1,141	$250	$891	$250

	Impaired Loans
	Three Months Ended
	March 31, 2017		December 31, 2016		March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Business loans:
Commercial and industrial	$200	$5	$1,410	$47	$308	$5
Franchise	—	—	—	—	1,629	27
Commercial owner occupied	192	3	493	10	518	9
SBA	307	5	672	13	23	—
Real estate loans:
Commercial non-owner occupied	—	—	1,658	49	143	2
One-to-four family	116	3	128	4	251	5
Land	14	1	16	1	20	1
Totals	$829	$17	$4,377	$124	$2,892	$49

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

The following table provides additional detail on the components of impaired loans at the period end indicated:

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Nonaccruing loans	$513	$1,141
Accruing loans	—	—
Total impaired loans	$513	$1,141

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

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest. The Company had impaired loans on nonaccrual status of $0.5 million at March 31, 2017 and $1.1 million at December 31, 2016. The Company had no loans 90 days or more past due and still accruing at March 31, 2017 and December 31, 2016.

The Company had no TDRs at March 31, 2017 and December 31, 2016. In addition, the Company had $41,000 in consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of March 31, 2017 and December 31, 2016.

Concentration of Credit Risk

As of March 31, 2017, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located predominately in California. The Company’s loan portfolio contains concentrations of credit in multi-family real estate, commercial non-owner occupied real estate and commercial owner occupied real estate and business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and continues to diversify its loan portfolio through loan originations, purchases and sales to meet approved concentration levels. While management believes that the collateral presently securing these loans is adequate, there can be no assurances that a significant deterioration in the California real estate market or economy would not expose the Company to significantly greater credit risk.

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

The following tables stratify the loan portfolio by the Company’s internal risk grading as of the periods indicated:

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
March 31, 2017	(dollars in thousands)
Business loans:
Commercial and industrial	$579,569	$9,365	$4,523	$—	$593,457
Franchise	493,158	—	—	—	493,158
Commercial owner occupied	477,109	997	4,189	—	482,295
SBA	106,644	18	571	—	107,233
Real estate loans:
Commercial non-owner occupied	611,357	806	624	—	612,787
Multi-family	681,690	—	547	—	682,237
One-to-four family	99,992	—	431	—	100,423
Construction	298,279	—	—	—	298,279
Land	19,724	—	14	—	19,738
Other loans	3,607	—	323	—	3,930
Totals	$3,371,129	$11,186	$11,222	$—	$3,393,537

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
December 31, 2016	(dollars in thousands)
Business loans:
Commercial and industrial	$550,919	$8,216	$3,784	$250	$563,169
Franchise	459,421	—	—	—	459,421
Commercial owner occupied	450,416	281	4,221	—	454,918
SBA	96,190	53	462	—	96,705
Real estate loans:
Commercial non-owner occupied	585,093	810	1,072	—	586,975
Multi-family	681,942	6,610	2,403	—	690,955
One-to-four family	100,010	—	441	—	100,451
Construction	269,159	—	—	—	269,159
Land	19,814	—	15	—	19,829
Other loans	3,719	—	393	—	4,112
Totals	$3,216,683	$15,970	$12,791	$250	$3,245,694

The following tables set forth delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
March 31, 2017	(dollars in thousands)
Business loans:
Commercial and industrial	$593,375	$82	$—	$—	$593,457	$—
Franchise	493,158	—	—	—	493,158	—
Commercial owner occupied	482,260	35	—	—	482,295	86
SBA	106,936	—	—	297	107,233	298
Real estate loans:
Commercial non-owner occupied	612,787	—	—	—	612,787	—
Multi-family	682,237	—	—	—	682,237	—
One-to-four family	100,374	—	—	49	100,423	115
Construction	298,279	—	—	—	298,279	—
Land	19,724	—	—	14	19,738	14
Other loans	3,930	—	—	—	3,930	—
Totals	$3,393,060	$117	$—	$360	$3,393,537	$513

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
December 31, 2016	(dollars in thousands)
Business loans:
Commercial and industrial	$562,805	$104	$—	$260	$563,169	$250
Franchise	459,421	—	—	—	459,421	—
Commercial owner occupied	454,918	—	—	—	454,918	436
SBA	96,389	—	—	316	96,705	316
Real estate loans:
Commercial non-owner occupied	586,975	—	—	—	586,975	—
Multi-family	690,955	—	—	—	690,955	—
One-to-four family	100,314	18	71	48	100,451	124
Construction	269,159	—	—	—	269,159	—
Land	19,814	—	—	15	19,829	15
Other loans	4,112	—	—	—	4,112	—
Totals	$3,244,862	$122	$71	$639	$3,245,694	$1,141

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

The Company’s base ALLL factors are determined by management using the Bank’s annualized actual trailing charge-off data over intervals ranging from 6 to 87 months to encompass a full credit cycle. Adjustments to those base factors are made for relevant internal and external factors. Those factors may include:

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

The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio as of and for the three months ended for the periods indicated:

	Three Months Ended March 31, 2017
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Warehouse Facilities	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)
Balance, December 31, 2016	$6,362	$3,845	$1,193	$1,039	$—	$1,715	$2,927	$365	$3,632	$198	$20	$21,296
Charge-offs	(752)	—	—	(8)	—	—	—	—	—	—	—	(760)
Recoveries	22	—	12	2	—	—	—	1	—	—	—	37
Provisions for (reduction in) loan losses	1,317	629	27	112	—	132	(124)	7	395	6	1	2,502
Balance, March 31, 2017	$6,949	$4,474	$1,232	$1,145	$—	$1,847	$2,803	$373	$4,027	$204	$21	$23,075

Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
General portfolio allocation	6,949	4,474	1,232	1,145	—	1,847	2,803	373	4,027	204	21	23,075
Loans individually evaluated for impairment	—	—	86	298	—	—	—	115	—	14	—	513
Specific reserves to total loans individually evaluated for impairment	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	$593,457	$493,158	$482,209	$96,188	$—	$612,444	$682,237	$100,308	$298,279	$19,724	$3,930	$3,381,934
General reserves to total loans collectively evaluated for impairment	1.17%	0.91%	0.26%	1.19%	—%	0.30%	0.41%	0.37%	1.35%	1.03%	0.53%	0.68%
Total gross loans held for investment	$593,457	$493,158	$482,295	$96,486	$—	$612,444	$682,237	$100,423	$298,279	$19,738	$3,930	$3,382,447
Total allowance to gross loans held for investment	1.17%	0.91%	0.26%	1.19%	—%	0.30%	0.41%	0.37%	1.35%	1.03%	0.53%	0.68%

	Three Months Ended March 31, 2016
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Warehouse Facilities	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)
Balance, December 31, 2015	$3,449	$3,124	$1,870	$1,500	$759	$2,048	$1,583	$698	$2,030	$233	$23	$17,317
Charge-offs	—	—	—	—	—	—	—	—	—	—	—	—
Recoveries	14	—	—	3	—	—	—	1	—	—	—	18
Provisions for (reduction in) loan losses	(440)	444	95	125	(752)	(151)	1,349	6	474	(29)	(1)	1,120
Balance, March 31, 2016	$3,023	$3,568	$1,965	$1,628	$7	$1,897	$2,932	$705	$2,504	$204	$22	$18,455

Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$731	$—	$—	$—	$—	$—	$—	$—	$—	$—	$731
General portfolio allocation	3,023	2,837	1,965	1,628	7	1,897	2,932	705	2,504	204	22	17,724
Loans individually evaluated for impairment	306	1,630	507	69	—	—	—	523	—	19	—	3,054
Specific reserves to total loans individually evaluated for impairment	—%	44.85%	—%	—%	—%	—%	—%	—%	—%	—%	—%	23.94%
Loans collectively evaluated for impairment	$490,806	$370,245	$423,782	$71,000	$1,394	$522,080	$619,485	$106,331	$218,069	$18,203	$6,045	$2,847,440
General reserves to total loans collectively evaluated for impairment	0.62%	0.77%	0.46%	2.29%	0.50%	0.36%	0.47%	0.66%	1.15%	1.12%	0.36%	0.62%
Total gross loans held for investment	$491,112	$371,875	$424,289	$71,069	$1,394	$522,080	$619,485	$106,854	$218,069	$18,222	$6,045	$2,850,494
Total allowance to gross loans held for investment	0.62%	0.96%	0.46%	2.29%	0.50%	0.36%	0.47%	0.66%	1.15%	1.12%	0.36%	0.65%

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

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10 million of Floating Rate Trust Preferred Securities (“Trust Preferred Securities”) issued by PPBI Trust I in March 2004 due April 7, 2034. The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth. Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 3.77% per annum as of March 31, 2017.

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

The impact of stock options which are anti-dilutive are excluded from the computations of diluted earnings per share. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. The following table sets forth the weighted average number of stock options excluded for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2017	2016	2016

Weighted average stock options excluded	—	—	108,407

The following tables set forth the Company’s earnings per share calculations for the periods indicated:

	Three Months Ended
	March 31, 2017			December 31, 2016			March 31, 2016
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(dollars in thousands, except per share data)
Net income	$9,521			$11,953			$8,554
Basic income available to common stockholders	9,521	27,528,940	$0.35	11,953	27,394,737	$0.44	8,554	25,555,654	$0.33
Effect of dilutive stock option grants and warrants	—	668,280		—	632,742		—	396,530
Diluted income available to common stockholders plus assumed conversions	$9,521	28,197,220	$0.34	$11,953	28,027,479	$0.43	$8,554	25,952,184	$0.33

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2017, December 31, 2016 and March 31, 2016.
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

Investment securities – Investment securities are generally valued based upon quotes obtained from independent third-party pricing services, which uses evaluated pricing applications and model processes. Observable market inputs, such as, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data are considered as part of the evaluation. The inputs are related directly to the security being evaluated, or indirectly to a similarly situated security. Market assumptions and market data are utilized in the valuation models. The Company reviews the market prices provided by the third-party pricing service for reasonableness based on the Company’s understanding of the market place and credit issues related to the securities. The Company has not made any adjustments to the market quotes provided by them and, accordingly, the Company categorized its investment portfolio within Level 2 of the fair value hierarchy.

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

The fair value estimates presented herein are based on pertinent information available to management as of the periods indicated.

	At March 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$100,513	$100,513	$—	$—	$100,513
Interest-bearing time deposits with financial institutions	3,944	3,944	—	—	3,944
Investments held-to-maturity	8,272	—	8,147	—	8,147
Securities available-for-sale	435,408	—	435,408	—	435,408
Federal Reserve Bank and FHLB stock, at cost	37,811	N/A	N/A	N/A	N/A
Loans held for sale, net	11,090	—	11,969	—	11,969
Loans held for investment, net	3,362,622	—	—	3,347,355	3,347,355
Accrued interest receivable	13,366	13,366	—	—	13,366

Liabilities:
Deposit accounts	3,297,073	2,439,584	597,500	—	3,037,084
FHLB advances	260,000	—	259,917	—	259,917
Other borrowings	51,363	—	52,126	—	52,126
Subordinated debentures	69,413	—	70,104	—	70,104
Accrued interest payable	286	286	—	—	286

	At December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$156,857	$156,857	$—	$—	$156,857
Interest-bearing time deposits with financial institutions	3,944	3,944	—	—	3,944
Investments held-to-maturity	8,565	—	8,461		8,461
Securities available-for-sale	380,963	—	380,963	—	380,963
Federal Reserve Bank and FHLB stock, at cost	37,304	N/A	N/A	N/A	N/A
Loans held for sale, net	7,711	—	8,405	—	8,405
Loans held for investment, net	3,220,317	—	—	3,211,154	3,211,154
Accrued interest receivable	13,145	13,145	—	—	13,145

Liabilities:
Deposit accounts	3,145,581	2,330,579	573,467	—	2,904,046
FHLB advances	278,000	—	277,935	—	277,935
Other borrowings	49,971	—	50,905	—	50,905
Subordinated debentures	69,383	—	69,982	—	69,982
Accrued interest payable	263	263	—	—	263

The following fair value hierarchy table presents information about the Company’s financial instruments measured at fair value on a recurring basis at the dates indicated:

	March 31, 2017
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Corporate	$—	$54,188	$—	$54,188
Municipal bonds	—	128,782	—	128,782
Collateralized mortgage obligation: residential	—	30,003	—	30,003
Mortgage-backed securities: residential	—	222,435	—	222,435
Total securities available-for-sale	$—	$435,408	$—	$435,408

	December 31, 2016
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Corporate	$—	$37,642	$—	$37,642
Municipal bonds	—	118,803	—	118,803
Collateralized mortgage obligation: residential	—	31,388	—	31,388
Mortgage-backed securities: residential	—	193,130	—	193,130
Total securities available-for-sale	$—	$380,963	$—	$380,963

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost. As such, the Company records impaired loans as Level 3. At March 31, 2017, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

The fair value of impaired loans and other real estate owned were determined using Level 3 assumptions, and represents impaired loan and other real estate loan balances for which a specific reserve has been established or on which a write down has been taken. Generally, the Company obtains third party appraisals (or property valuations) and/or collateral audits in conjunction with internal analysis based on historical experience on its impaired loans and other real estate owned to determine fair value. In determining the net realizable value of the underlying collateral for impaired loans, the Company will then discount the valuation to cover both market price fluctuations and selling costs the Company expected would be incurred in the event of foreclosure. In addition to the discounts taken, the Company’s calculation of net realizable value considered any other senior liens in place on the underlying collateral.

Note 11 – Subsequent Events

Pacific Premier Bancorp, Inc. and Heritage Oak Bancorp
On April 3, 2017 the Company announced that it had completed the acquisition, effective as of April 1, 2017, of Heritage Oaks Bancorp ("HEOP"), the holding company of Heritage Oaks Bank, a Paso Robles, California based state-chartered bank (“Heritage Oaks Bank”) with $2.0 billion in total assets, $1.4 billion in gross loans and $1.7 billion in total deposits at December 31, 2016. Heritage Oaks, operates branches within San Luis Obispo and Santa Barbara Counties and a loan production office in Ventura County.

Pursuant to the terms of the merger agreement, each outstanding share of Heritage Oaks common stock was converted into the right to receive 0.3471 shares of Company common stock. The value of the total deal consideration was approximately $482 million, which included approximately $1.4 million of aggregate cash consideration payable to holders of vested cash-settled Heritage Oaks restricted stock units and performance-based restricted stock units, and the issuance of 11,959,535 shares of the Corporation's common stock, which had a value of $38.55 per share, which was the closing price of the Corporation's common stock on March 31, 2017, the last trading day prior to the consummation of the acquisition.

The initial accounting for the business combination was incomplete at the time the financial statements were issued, therefore the calculation of fair value of the consideration transfered, the total identifiable net assets acquired, resulting goodwill and associated tax effect has not yet been determined.

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

•	Possible OTTI of securities held by us;

•	The impact of current governmental efforts to restructure the U.S. financial regulatory system, including enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act")

•	Changes in consumer spending, borrowing and savings habits;

•	The effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;

•	Ability to attract deposits and other sources of liquidity;

•	Changes in the financial performance and/or condition of our borrowers;

•	Changes in the competitive environment among financial and bank holding companies and other financial service providers;

•
Geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;

•	Unanticipated regulatory or judicial proceedings; and

•	Our ability to manage the risks involved in the foregoing.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking information and statements to reflect actual results or changes in the factors affecting the forward-looking information and statements. For information on the factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our 2016 Annual Report.

Forward-looking information and statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us. Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov.

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Annual Report, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the year ending December 31, 2017.

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

We provide banking services within our targeted markets in California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve. Additionally, through our HOA Banking and Lending and Franchise Capital units we can provide customized cash management, electronic banking services and credit facilities to HOAs, HOA management companies and quick service restaurant ("QSR") franchise owners nationwide. Our corporate headquarters are located in Irvine, California. At March 31, 2017, the Bank operated 15 full-service depository branches in California located in the cities of Corona, Encinitas, Huntington Beach, Irvine, Los

Alamitos, Murrieta, Newport Beach, Palm Desert (2), Palm Springs, Redlands, Riverside, San Bernardino (2) and San Diego, California. Through our branches and our web site at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment. We also offer a variety of loan products, including commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans, and home equity loans. The Bank funds it's lending and investment activities with retail and commercial deposits obtained through its branches, advances from the FHLB, lines of credit, and wholesale and brokered certificates of deposits.

Our principal source of income is the net spread between interest earned on loans and investments and the interest costs associated with deposits and borrowings used to finance the loan and investment portfolios. Additionally, the Bank generates fee income from loan and investment sales and various products and services offered to both depository and loan customers.

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies that govern the application of U.S. GAAP in the preparation of our financial statements. Our significant accounting policies are described in the Notes to the Consolidated Financial Statements in our 2016 Annual Report. There have been no significant changes to our Critical Accounting Policies as described in our 2016 Annual Report.

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

We consider the ALLL to be a critical accounting policy that requires judicious estimates and assumptions in the preparation of our financial statements that is particularly susceptible to significant change. For further information, see “Allowances for Loan Losses” discussed in Note 7 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Note 5 to the Consolidated Financial Statements in our 2016 Annual Report.

SCAF ACQUISITION

Effective January 31, 2016, the Company acquired SCAF, and its wholly-owned bank subsidiary, Security Bank of California, a Riverside, California, based state-chartered bank, pursuant to the terms of a definitive agreement entered into by the Corporation and SCAF on October 2, 2015. As a result of the SCAF acquisition, the Bank acquired and recorded at the acquisition date assets with a fair value of approximately $765 million, including:

•	$456 million of gross loans;

•	$190 million in investment securities;

•	$51.7 million in goodwill;

•	$40.9 million of cash and cash equivalents;

•	$18.3 million of other types of assets;

•	$4.2 million in fixed assets; and

•	$4.3 million of a core deposit intangible.

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

NON-GAAP MEASURES

For periods presented below, return on average tangible common equity is a non-GAAP financial measures derived from U.S. GAAP-based amounts. We calculate these figures by excluding core deposit intangible ("CDI") amortization expense and exclude the average CDI and average goodwill from the average stockholders’ equity during the period. Management believes that the exclusion of such items from these financial measures provides useful information to an understanding of the operating results of our core business. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on U.S. GAAP measures. As other companies may use different calculations for these adjusted measures, this presentation may not be comparable to other similarly titled adjusted measures reported by other companies.

	Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016

	(dollars in thousands)
Net income	$9,521	$11,953	$8,554
Plus CDI amortization expense	511	525	344
Less CDI amortization expense tax adjustment (1)	(167)	(198)	(138)
Net income for average tangible common equity	9,865	12,280	8,760
Average stockholders’ equity	469,432	458,603	379,574
Less average CDI	9,274	9,788	9,899
Less average goodwill	102,490	102,068	84,928
Average tangible common equity	$357,668	$346,747	$284,747
Return on average tangible common equity (2)	11.03%	14.17%	12.31%
______________________________
(1) CDI amortization expense adjusted by quarterly effective tax rate.
(2) Ratio is annualized.

RESULTS OF OPERATIONS

In the first quarter of 2017, we reported net income of $9.5 million, or $0.34 per diluted share. This compares with net income of $12.0 million, or $0.43 per diluted share, for the fourth quarter of 2016. The decrease in net income was primarily driven by an increase in noninterest expense of $4.4 million, of which $4.2 million was for merger-related expenses for the Heritage Oaks Bancorp ("Heritage Oaks") acquisition, and an increase in the provision for loan losses of $448,000, partially offset by a decrease in our income tax expense of $2.6 million.

Net income of $9.5 million, or $0.34 per diluted share, for the first quarter of 2017 compares to net income for the first quarter of 2016 of $8.6 million, or $0.33 per diluted share. The increase in net income of $967,000 was primarily due to the $7.5 million increase in net interest income resulting from average interest-earning asset growth of $748 million. The increase in average interest-earning assets was primarily from our organic loan growth and, to a lesser extent, increases in our securities portfolio average balance and yield since the end of the first quarter of 2016. These items were partially offset by an $6.1 million increase in noninterest expense, including $3.1 million in compensation and benefits expenses associated with both the acquisition of SCAF and an increase in staffing to support organic growth, and an increase of $1.8 million in merger-related expenses.

For the three months ended March 31, 2017, the Company’s return on average assets was 0.94% and return on average tangible common equity was 11.03%. For the three months ended December 31, 2016, the return on average assets was 1.24% and the return on average tangible common equity was 14.17%. For the three months ended March 31, 2016, the return on average assets was 1.05% and the return on average tangible common equity was 12.31%.

Net Interest Income

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

Net interest income totaled $41.7 million in the first quarter of 2017, a decrease of $601,000 or 1.4% from the fourth quarter of 2016. The decrease in net interest income reflected two fewer days in the quarter, lower accretion and loan prepayment fees, as well as the special FHLB dividend received during the fourth quarter of 2016, all of which was partially offset by an increase in average interest-earning assets of $186 million. The increase in average interest-earning assets during the first quarter of 2017 was primarily related to record organic loan originations, with average loan balances increasing $137 million and, to a lesser extent, increases in our securities portfolio during the quarter.

The decrease in the net interest margin from 4.59% to 4.39% was primarily due to the decrease in accretion and loan prepayment income, as well as last quarter's special FHLB dividend. Core net interest margin, which excludes the impact of accretion and other one-time items, was 4.27% in the first quarter of 2017 compared to 4.32% in the fourth quarter of 2016, with accretion contributing 12 basis points in the first quarter of 2017 as compared to 18 basis points in the fourth quarter of 2016. The first quarter of 2017 and fourth quarter of 2016 core net interest margin includes the benefit of loan prepayments, which added 8 and 14 basis points to each quarter, respectively. Our core investment portfolio yield improved to 2.58% compared with 2.31% from the prior quarter, excluding the fourth quarter FHLB special dividend of $492,000, and core loan yields were 4.96% and 4.94% without the benefit of loan prepayments, and 5.06% and 5.10% with loan prepayments for the first quarter of 2017 and fourth quarter of 2016, respectively.

Net interest income for the first quarter of 2017 increased $7.5 million, or 21.9%, compared to the first quarter of 2016. The increase was related to an increase in average interest-earning assets of $748 million, which resulted primarily from our organic loan growth since the end of the first quarter of 2016. Our net interest margin decreased 4 basis points to 4.39% from the prior year margin of 4.43%. The decrease was driven by an 8 basis point decrease in the yield on earning assets, partially offset by a 3 basis point decrease in cost of funds.

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

	Average Balance Sheet
	Three Months Ended
	March 31, 2017			December 31, 2016			March 31, 2016
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$86,849	$84	0.39%	$106,811	$103	0.38%	$235,760	$238	0.41%
Investment securities	450,075	2,907	2.58	381,081	2,688	2.82	340,435	1,860	2.19
Loans receivable, net (1)	3,315,792	42,436	5.19	3,178,779	43,006	5.38	2,528,217	35,407	5.63
Total interest-earning assets	3,852,716	45,427	4.78	3,666,671	45,797	4.97	3,104,412	37,505	4.86
Noninterest-earning assets	196,041			194,432			167,015
Total assets	$4,048,757			$3,861,103			$3,271,427
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$195,258	$53	0.11	$177,787	$50	0.11	$164,533	$47	0.11
Money market	1,133,676	972	0.35	1,105,701	1,001	0.36	891,110	820	0.37
Savings	103,449	38	0.15	101,170	38	0.15	94,773	38	0.16
Retail certificates of deposit	372,208	685	0.75	379,892	696	0.73	432,182	900	0.84
Wholesale/brokered certificates of deposit	201,774	387	0.78	214,690	391	0.72	150,642	264	0.70
Total interest-bearing deposits	2,006,365	2,135	0.43	1,979,240	2,176	0.44	1,733,240	2,069	0.48
FHLB advances and other borrowings	265,224	604	0.92	121,397	332	1.09	111,444	325	1.17
Subordinated debentures	69,394	985	5.68	69,364	985	5.68	69,274	910	5.25
Total borrowings	334,618	1,589	1.93	190,761	1,317	2.75	180,718	1,235	2.75
Total interest-bearing liabilities	2,340,983	3,724	0.65	2,170,001	3,493	0.64	1,913,958	3,304	0.69
Noninterest-bearing deposits	1,208,045			1,200,536			950,526
Other liabilities	30,297			31,963			27,369
Total liabilities	3,579,325			3,402,500			2,891,853
Stockholders’ equity	469,432			458,603			379,574
Total liabilities and equity	$4,048,757			$3,861,103			$3,271,427
Net interest income		$41,703			$42,304			$34,201
Net interest rate spread (2)			4.13%			4.33%			4.17%
Net interest margin (3)			4.39%			4.59%			4.43%
Ratio of interest-earning assets to interest-bearing liabilities			164.58%			168.97%			162.20%

_____________________________
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

Changes in our net interest income are a function of changes in volumes, days in a period and rates of interest-earning assets and interest-bearing liabilities. The following table presents the impact the volume, days in a period and rate changes have had on our net interest income for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•	Changes in volume (changes in volume multiplied by prior rate);

•	Changes in days in a period (changes in days in a period multiplied by daily interest);

•	Changes in interest rates (changes in interest rates multiplied by prior volume); and

•	The net change or the combined impact of volume, days in a period and rate changes allocated proportionately to changes in volume, days in a period and changes in interest rates.

	Three Months Ended March 31, 2017 Compared to Three Months Ended December 31, 2016 Increase (decrease) due to
	Volume	Days	Rate	Net
	(dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$(20)	$(2)	$3	$(19)
Investment securities	362	—	(143)	219
Loans receivable, net	1,838	(943)	(1,465)	(570)
Total interest-earning assets	2,180	(945)	(1,605)	(370)
Interest-bearing liabilities
Interest checking	4	(1)	—	3
Money market	23	(22)	(30)	(29)
Savings	1	(1)	—	—
Retail certificates of deposit	(14)	(15)	18	(11)
Wholesale/brokered certificates of deposit	(25)	(9)	30	(4)
FHLB advances and other borrowings	341	(13)	(56)	272
Subordinated debentures	—	—	—	—
Total interest-bearing liabilities	330	(61)	(38)	231
Change in net interest income	$1,850	$(884)	$(1,567)	$(601)

	Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016 Increase (decrease) due to
	Volume	Days	Rate	Net
	(dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$(142)	$(1)	$(11)	$(154)
Investment securities	127	—	920	1,047
Loans receivable, net	10,382	(472)	(2,881)	7,029
Total interest-earning assets	10,367	(473)	(1,972)	7,922
Interest-bearing liabilities
Interest checking	7	(1)	—	6
Money market	210	(11)	(47)	152
Savings	2	—	(2)	—
Retail certificates of deposit	(117)	(8)	(90)	(215)
Wholesale/brokered certificates of deposit	95	(4)	32	123
FHLB advances and other borrowings	364	(7)	(78)	279
Subordinated debentures	2	—	73	75
Total interest-bearing liabilities	563	(31)	(112)	420
Change in net interest income	$9,804	$(442)	$(1,860)	$7,502

Provision for Loan Losses

A provision for loan losses was recorded for the first quarter of 2017 in the amount of $2.5 million, compared with a provision for loan losses of $2.1 million in the quarter ending December 31, 2016. Net loan charge-offs were $723,000 for the quarter, of which $250,000 was reserved, compared with $2.6 million for the prior quarter, of which $2.2 million was reserved. Strong loan growth contributed to higher loan loss provision for the quarter.

For purchased credit impaired loans, charge-offs are recorded when there is a decrease in the estimated cash flows of the credit from original cash flow estimates. Purchased credit impaired loans were recorded at their estimated fair value, which incorporated our estimated expected cash flows until the ultimate resolution of these credits. To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan losses or charge-offs will be recognized into earnings or against the allowance, if applicable. To the extent actual or projected cash flows are more than originally estimated, the increase in cash flows is prospectively recognized in loan interest income. Due to the accounting rules associated with our purchased credit impaired loans, each quarter we are required to re-estimate cash flows which could cause volatility in our reported net interest margin and provision for loan losses. During the first quarter of 2017, no additional allowance was recorded associated with certain purchased credit impaired loans. See “Allowance for Loan Losses” discussed below in this Quarterly Report on Form 10-Q.

Noninterest Income

Noninterest income for the first quarter of 2017 was $4.7 million, an increase of $365,000, or 8.5%, from the fourth quarter of 2016. The increase from the fourth quarter of 2016 was primarily related to a $424,000 increase in net gain from the sale of loans as we realized a slightly higher net gain rate on the sale of $30 million of SBA loans in the first quarter compared to the fourth quarter, and higher sales of other loans in the first quarter compared to the fourth quarter, which had gains of $224,000, compared to none for the fourth quarter.

Noninterest income for the first quarter of 2017 decreased $165,000, or 3.4%, compared to the first quarter of 2016. The Company had lower net gain from the sales of investment securities of $753,000 and lower recoveries of $455,000 from pre-acquisition charge-offs, partially offset by an increase of $905,000 in net gain from sales of loans.

Noninterest Expense

 Noninterest expense totaled $29.7 million for the first quarter of 2017, an increase of $4.4 million, or 17.2%, compared with the fourth quarter of 2016. The increase was primarily driven by merger-related expenses of $4.9 million for the Heritage Oaks acquisition in the first quarter of 2017 compared with $772,000 for the fourth quarter of 2016. In addition, the Company had higher compensation and benefits expenses during the first quarter of 2017 of $1.1 million, partially offset by a $357,000 reduction in other real estate owned ("OREO") expenses and a $338,000 reduction to the off-balance sheet reserve related to a funded letter of credit charge-off.

In comparison to the first quarter of 2016, noninterest expense grew by $6.1 million, or 25.9%. The $6.1 million increase in noninterest expense includes $3.1 million in compensation and benefits expenses associated with both the acquisition of SCAF and an increase in staffing to support organic growth, and an increase of $1.8 million in merger-related expenses.

The Company’s efficiency ratio was 52.3% for the first quarter of 2017, compared to 50.9% for the fourth quarter of 2016 and 52.4% for the first quarter of 2016.

Income Taxes

For the three months ended March 31, 2017, December 31, 2016 and March 31, 2016, income tax expense was $4.6 million, $7.2 million and $5.7 million, respectively, and the effective income tax rate was 32.7%, 37.7% and 40.2%, respectively. The decrease in the effective tax rate was primarily the result of the adoption of ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting, which went into effect for the Company on January 1, 2017. As a result of the adoption of ASU 2016-09, the Company began recognizing the tax effects of exercised or vested awards as discrete items in the reporting period in which they occur, resulting in a $1.1 million tax benefit to the Company for the first quarter of 2017. This tax benefit was partially offset by higher non-deductible merger-related costs of $2.0 million. The Company expects the tax rate to rise to normalized levels of 38-39% starting in the second quarter.

The Company did not have unrecognized tax benefits that related to uncertainties associated with federal and state income tax matters as of March 31, 2017 and December 31, 2016.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income and franchise taxes in multiple state jurisdictions. The statute of limitations related to the consolidated federal income tax returns is closed for all tax years up to and including 2012. The expiration of the statute of limitations related to the various state income and franchise tax returns varies by state.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on this analysis, Management has determined that a valuation allowance for deferred tax assets was not required as of March 31, 2017.

FINANCIAL CONDITION

At March 31, 2017, assets totaled $4.17 billion, an increase of $138 million, or 3.4%, from December 31, 2016. The increase was primarily due to increases in gross loans and investment securities of $147 million and $54.2 million, respectively.

Loans

Loans held for investment totaled $3.39 billion at March 31, 2017, an increase of $144 million, or 4.4%, from December 31, 2016. The increase from December 31, 2016 was primarily related to organic loan originations, which included increases in franchise loans of $33.7 million, commercial and industrial loans of $30.3 million, construction loans of $29.1 million, commercial owner occupied loans of $27.4 million, commercial non-owner occupied loans $25.8 million and SBA loans of $10.5 million, partially offset by a decrease in multifamily loans of $8.7 million.

The total end-of-period weighted average contractual interest rate on loans, excluding fees and discounts, at March 31, 2017 was 4.87%, compared to 4.81% at December 31, 2016.

The following table sets forth the composition of our loan portfolio in dollar amounts, as a percentage of the portfolio and gives the weighted average interest rate by loan category at the dates indicated:

	March 31, 2017			At December 31, 2016
	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
	(dollars in thousands)
Business loans:
Commercial and industrial	$593,457	17.5%	4.96%	$563,169	17.4%	4.82%
Franchise	493,158	14.4	5.24	459,421	14.1	5.24
Commercial owner occupied (1)	482,295	14.2	4.75	454,918	14.0	4.76
SBA	107,233	3.2	5.79	96,705	3.0	5.63
Real estate loans:
Commercial non-owner occupied	612,787	18.1	4.60	586,975	18.1	4.63
Multi-family	682,237	20.1	4.28	690,955	21.3	4.28
One-to-four family (2)	100,423	3.0	4.76	100,451	3.1	4.62
Construction	298,279	8.8	5.78	269,159	8.3	5.57
Land	19,738	0.6	5.53	19,829	0.6	5.36
Other loans	3,930	0.1	5.54	4,112	0.1	5.60
Total gross loans (3)	3,393,537	100.0%	4.87%	3,245,694	100.0%	4.81%
Plus: Deferred loan origination costs/(fees) and premiums/(discounts), net	3,250			3,630
Total loans	3,396,787			3,249,324
Less: Loans held for sale, at lower of cost or fair value	11,090			7,711
Loans held for investment	3,385,697			3,241,613
Allowance for loan losses	(23,075)			(21,296)
Loans held for investment, net	$3,362,622			$3,220,317
______________________________
(1) Secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans for March 31, 2017 are net of the unaccreted fair value purchase discounts of $6.4 million.

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. At March 31, 2017 and December 31, 2016, loans delinquent 30 or more days as a percentage of total gross loans was 0.01%, comparable to 0.03% at December 31, 2016.

The following table sets forth delinquencies in the Company’s loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At March 31, 2017
Business loans:
Commercial and industrial	2	$82	—	$—	—	$—	2	$82
Commercial owner occupied	1	35	—	—	—	—	1	35
SBA	—	—	—	—	2	297	2	297
Real estate loans:
One-to-four family	—	—	—	—	3	49	3	49
Land	—	—	—	—	1	14	1	14
Total	3	$117	—	$—	6	$360	9	$477
Delinquent loans to loans held for investment		—%		—%		0.01%		0.01%

At December 31, 2016
Business loans:
Commercial and industrial	2	$104	—	$—	2	$260	4	$364
SBA	—	—	—	—	3	316	3	316
Real estate loans:
One-to-four family	1	18	1	71	3	48	5	137
Land	—	—	—	—	1	15	1	15
Total	3	$122	1	$71	9	$639	13	$832
Delinquent loans to loans held for investment		—%		—%		0.02%		0.03%
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

The loss factor for each segment of our loan portfolio is generally based on our actual historical loss rate experience supplemented by industry data and management judgment for certain segments where we lack loss history experience. We also consider historical charge-off rates for the last 10 and 15 years for commercial banks and savings institutions headquartered in California as collected and reported by the FDIC. The loss factor is adjusted by qualitative adjustment factors to arrive at a final loss factor for each loan portfolio segment. For additional information regarding the qualitative adjustments, please see “Allowances for Loan Losses” as discussed in our 2016 Annual Report. The qualitative factors allow management to assess current trends within our loan portfolio and the economic environment to incorporate their effect when calculating the ALLL. The final loss factors are applied to pass graded loans within our loan portfolio. Higher factors are applied to loans graded below pass, including classified and criticized assets.

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

At March 31, 2017, our ALLL was $23.1 million, an increase of $1.8 million from December 31, 2016. The increase in the allowance for loan losses at March 31, 2017 was mainly attributable to loan growth migration in certain segments of the loan portfolio and net loan charge-offs of $723,000. At March 31, 2017, given the composition of our loan portfolio, as well as the unamortized fair value discount of loans acquired, the ALLL was considered adequate to cover probable incurred losses inherent in the loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the ALLL change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

The following table sets forth the Company’s ALLL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	March 31, 2017			December 31, 2016
Balance at End of Period Applicable to	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
	(dollars in thousands)
Business loans:
Commercial and industrial	$6,949	1.17%	17.5%	$6,362	1.13%	17.4%
Franchise	4,474	0.91	14.4	3,845	0.84	14.1
Commercial owner occupied	1,232	0.26	14.2	1,193	0.26	14.0
SBA	1,145	1.19	3.2	1,039	1.17	3.0
Real estate loans:
Commercial non-owner occupied	1,847	0.30	18.1	1,715	0.29	18.1
Multi-family	2,803	0.41	20.1	2,927	0.42	21.3
One-to-four family	373	0.37	3.0	365	0.36	3.1
Construction	4,027	1.35	8.8	3,632	1.35	8.3
Land	204	1.03	0.6	198	1.00	0.6
Other Loans	21	0.53	0.1	20	0.49	0.1
Total	$23,075	0.68%	100.0%	$21,296	0.66%	100.0%

The ALLL as a percent of nonaccrual loans was 4,498% at March 31, 2017, an increase from 1,866% at December 31, 2016. At March 31, 2017, the ratio of ALLL to loans held for investment was 0.68%, a slight increase from 0.66% at December 31, 2016. Our ratio of ALLL plus the remaining unamortized discount on the loans acquired to total gross loans was 0.81% at March 31, 2017, unchanged from 0.81% at December 31, 2016.

The following table sets forth the activity within the Company’s ALLL in each of the loan categories listed for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2017	2016	2016
	(dollars in thousands)
Balance, beginning of period	$21,296	$21,843	$17,317
Provision for loan losses	2,502	2,054	1,120
Charge-offs:
Business loans:
Commercial and industrial	(752)	(1,790)	—
SBA	(8)	(822)	—
Real estate:
One-to-four family	—	(144)	—
Total charge-offs	(760)	(2,756)	—
Recoveries :
Business loans:
Commercial and industrial	22	110	14
Commercial owner occupied	12	17	—
SBA	2	2	3
Real estate:
Commercial non-owner occupied	—	21	—
One-to-four family	1	5	1
Total recoveries	37	155	18
Net loan (charge-offs) recoveries	(723)	(2,601)	18
Balance at end of period	$23,075	$21,296	$18,455

Ratios:
Net charge-offs (recoveries) to average total loans, net	0.02%	0.08%	—%
Allowance for loan losses to loans held for sale at end of period	0.68	0.66	0.65
Allowance for loan losses plus unamortized discount to loans held for sale at end of period	0.81	0.81	0.97

Investment Securities

We primarily use our investment portfolio for liquidity purposes and to support our interest rate risk management strategies. Investment securities available-for-sale totaled $435 million at March 31, 2017, an increase of $54.4 million, or 14.3%, from December 31, 2016. The increase in investment securities from December 31, 2016 was primarily due to purchases of approximately $66 million, partially offset by approximately $13 million in principal payments/amortization/redemptions and a mark-to-market fair value increase of $1.7 million. The Company did not sell any securities during the first quarter of 2017.

The following tables set forth the amortized cost, unrealized gains and losses, and estimated fair value of our investment securities portfolio at the dates indicated:

	March 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Corporate	$53,523	$838	$(173)	$54,188
Municipal bonds	129,366	605	(1,189)	128,782
Collateralized mortgage obligation: residential	30,145	45	(187)	30,003
Mortgage-backed securities: residential	225,346	126	(3,037)	222,435
Total investment securities available-for-sale	438,380	1,614	(4,586)	435,408
Investment securities held-to-maturity:
Mortgage-backed securities: residential	7,095	—	(125)	6,970
Other	1,177	—	—	1,177
Total securities held-to-maturity	8,272	—	(125)	8,147
Total investment securities	$446,652	$1,614	$(4,711)	$443,555

	December 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Corporate	$37,475	$372	$(205)	$37,642
Municipal bonds	120,155	338	(1,690)	118,803
Collateralized mortgage obligation: residential	31,536	25	(173)	31,388
Mortgage-backed securities: residential	196,496	69	(3,435)	193,130
Total investment securities available-for-sale	385,662	804	(5,503)	380,963
Investment securities held-to-maturity:
Mortgage-backed securities: residential	7,375	—	(104)	7,271
Other	1,190	—	—	1,190
Total investment securities held-to-maturity	8,565	—	(104)	8,461
Total investment securities	$394,227	$804	$(5,607)	$389,424

The following table sets forth the fair values and weighted average yields on our investment securities available-for-sale portfolio by contractual maturity at the date indicated:

	March 31, 2017
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
Investment securities available-for-sale:
Corporate	$—	—%	$—	—%	$46,188	5.19%	$8,000	5.45%	$54,188	5.23%
Municipal bonds	1,841	1.10	26,672	1.51	48,411	1.96	51,858	1.87	128,782	1.81
Collateralized mortgage obligation: residential	—	—	—	—	1,310	1.27	28,693	2.07	30,003	2.04
Mortgage-backed securities: residential	—	—	2,385	1.16	31,998	1.90	188,052	1.97	222,435	1.96
Total investment securities available-for-sale	1,841	1.10	29,057	1.48	127,907	3.10	276,603	2.07	435,408	2.32
Investment securities held-to-maturity:
Mortgage-backed securities: residential	—	—	—	—	—	—	6,970	2.76	6,970	2.76
Other	—	—	—	—	—	—	1,177	0.93	1,177	0.93
Total investment securities held-to-maturity	—	—	—	—	—	—	8,147	2.50	8,147	2.50
Total investment securities	$1,841	1.10%	$29,057	1.48%	$127,907	3.10%	$284,750	2.08%	$443,555	2.32%

Each quarter, we review individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security, an OTTI write-down is recorded against the security and a loss recognized.

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

The Company realized OTTI recovery of $1,000 for the quarter ended March 31, 2017 and none for the quarter ended December 31, 2016. A $207,000 OTTI was taken during the quarter ended March 31, 2016, related to a CRA investment purchased in June of 2014 with a par value of $50, and a book value of $500,000. We recorded no impairment credit losses on available-for-sale securities in our consolidated statement of operations for the three months ended March 31, 2017, December 31, 2016 and March 31, 2016.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), restructured loans and OREO. It is our general policy to account for a loan as nonaccrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful.

Nonperforming assets totaled $973,000, or 0.02% of total assets at March 31, 2017, a decrease from $1.6 million, or 0.04% of total assets at December 31, 2016. At March 31, 2017, nonperforming loans totaled $513,000, or 0.02% of loans held for investment, a decrease from $1.1 million, or 0.04% of loans held for investment at December 31, 2016. Other real estate owned remained unchanged at $460,000.

      The following table sets forth our composition of nonperforming assets at the dates indicated:

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Nonperforming assets
Business loans:
Commercial and industrial	$—	$250
Commercial owner occupied	86	436
SBA	298	316
Real estate:
One-to-four family	115	124
Land	14	15
Total nonperforming loans	513	1,141
Other real estate owned	460	460
Total nonperforming assets	$973	$1,601

Allowance for loan losses	$23,075	$21,296
Allowance for loan losses as a percent of total nonperforming loans	4,498%	1,866%
Nonperforming loans as a percent of loans held for investment	0.02	0.04
Nonperforming assets as a percent of total assets	0.02	0.04

Liabilities and Stockholders’ Equity

Total liabilities were $3.70 billion at March 31, 2017, compared to $3.58 billion at December 31, 2016. The increase of $127 million, or 3.5%, from December 31, 2016 was primarily related to a $151 million, or 4.8%, increase to deposits from December 31, 2016.

Deposits.  At March 31, 2017, deposits totaled $3.30 billion, an increase of $151 million, or 4.8%, from December 31, 2016. Non-maturity deposits totaled $2.70 billion, 81.8% of total deposits, an increase of $127 million, or 4.9% from December 31, 2016, highlighted by an increase in money market and savings accounts of $71.6 million, noninterest-bearing checking of $46.8 million and demand deposit of $8.5 million. Timed deposits increased $24.6 million, or 4.3% from December 31, 2016, which included an increase of $18.1 million and $6.5 million to wholesale/brokered certificate of deposits and retail certificate of deposits, respectively.

The total end of period weighted average rate of deposits at March 31, 2017 was 0.28%, a decrease from 0.32% December 31, 2016.

Our ratio of loans held for investment to deposits was 102.7% and 103.1% at March 31, 2017 and December 31, 2016, respectively.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented:

	March 31, 2017			December 31, 2016
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Noninterest-bearing checking	$1,232,578	37.4%	—%	$1,185,768	37.7%	—%
Interest-bearing deposits:
Checking	191,399	5.8	0.11	182,893	5.8	0.11
Money market	1,165,841	35.4	0.36	1,100,787	35.1	0.34
Savings	108,076	3.3	0.15	101,574	3.2	0.14
Time deposit accounts:
Less than 1.00%	454,799	13.8	0.65	416,649	13.2	0.61
1.00 - 1.99	142,767	4.3	1.13	153,012	4.9	1.14
2.00 - 2.99	1,206	—	2.31	4,413	0.1	2.25
3.00 - 3.99	50	—	3.87	37	—	3.85
4.00 - 4.99	3	—	4.93	3	—	4.93
5.00 and greater	354	—	5.07	445	—	5.07
Total time deposit accounts	599,179	18.1	0.77	574,559	18.2	0.80
Total interest-bearing deposits	2,064,495	62.6	0.45	1,959,813	62.3	0.48
Total deposits	$3,297,073	100.0%	0.28%	$3,145,581	100.0%	0.32%

Borrowings.  At March 31, 2017, total borrowings amounted to $381 million, a decrease of $16.6 million, or 4.2%, from December 31, 2016. At March 31, 2017, total borrowings represented 9.1% of total assets and had an end of period weighted average rate of 1.8%, compared with 9.8% of total assets at a weighted average rate of 1.6% at December 31, 2016.

At March 31, 2017, total borrowings were comprised of the following:

•	Overnight FHLB advances of $260 million at 0.80%;

•	Subordinated notes of $60 million at 5.75% due September 3, 2024. For additional information about the subordinated notes, see Note 8 to the Consolidated Financial Statements in this report;

•
Three reverse repurchase agreements totaling $28.5 million at a weighted average rate of 3.26% with $10 million due in February 2018 and $18.5 million due in September 2018. These agreements are secured by government sponsored entity MBS securities with a par value of $31.7 million and a fair value of $32.6 million;

•
HOA reverse repurchase agreements totaling $22.9 million at a weighted average rate of .02% and secured by government sponsored entity MBS securities with a par value of $34.3 million and a fair value of $35.2 million; and

•
Subordinated debentures used to fund the issuance of trust preferred securities in 2004 of $10.3 million at 3.77% due April 7, 2034. For additional information about the subordinated debentures and trust preferred securities, see Note 8 to the Consolidated Financial Statements in this report.

The following table sets forth certain information regarding the Company’s borrowed funds at the dates indicated:

	March 31, 2017		December 31, 2016
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
FHLB advances	$260,000	0.80%	$278,000	0.55%
Reverse repurchase agreements	51,363	1.82	49,971	1.87
Subordinated debentures	69,413	5.34	69,383	5.35
Total borrowings	$380,776	1.77%	$397,354	1.55%

Weighted average cost of borrowings during the quarter	1.93%		2.75%
Borrowings as a percent of total assets	9.1		9.8

Stockholders’ Equity.  Total stockholders’ equity was $471 million as of March 31, 2017, an increase from $460 million at December 31, 2016. The current year increase of $11 million in stockholders’ equity was primarily related to net income for the first three months of 2017 of $9.5 million.

Our book value per share increased to $16.88 at March 31, 2017 from $16.54 at December 31, 2016. At March 31, 2017, the Company’s tangible common equity to tangible assets ratio was 8.85%, a decrease from 8.86% at December 31, 2016.

Tangible common equity to tangible assets (the “tangible common equity ratio”) is a non-GAAP financial measure derived from GAAP-based amounts. We calculate the tangible common equity ratio by excluding the balance of intangible assets from common shareholders’ equity and dividing by period end tangible assets. We believe that this information is important to shareholders as tangible equity is a measure that is consistent with the calculation of capital for bank regulatory purposes, which excludes intangible assets from the calculation of risk-based ratios.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
GAAP Reconciliation
(dollars in thousands)

	March 31,	December 31,
	2017	2016
Total stockholders’ equity	$471,025	$459,740
Less: Intangible assets	(111,432)	(111,941)
Tangible common equity	$359,593	$347,799

Total assets	$4,174,428	$4,036,311
Less: Intangible assets	(111,432)	(111,941)
Tangible assets	$4,062,996	$3,924,370

Tangible common equity ratio	8.85%	8.86%

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

Our primary sources of funds generated during the first three months of 2017 were from:

•	Net increase of $152 million in deposit accounts;

•	Proceeds of $33.0 million from the sale and principal payments on loans held for sale; and

•	Principal payments on securities available-for-sale of $10.5 million.

We used these funds to:

•	Originate loans of $454 million;

•	Purchase of securities available-for-sale of $65.8 million;

•	Originate loans held for sale of $35.1 million; and

•	Reduce borrowings by $16.6 million.

Our most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on our operating, lending and investing activities during any given period. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. At March 31, 2017, cash and cash equivalents totaled $101 million and the market value of our investment securities available-for-sale totaled $435 million. If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve’s lending programs and loan sales. As of March 31, 2017, the maximum amount we could borrow through the FHLB was $1.82 billion, of which $973 million was available for borrowing based on collateral pledged of $1.2 billion in real estate loans. At March 31, 2017, we had $260 million in FHLB borrowings against that available balance. At March 31, 2017, we also had unsecured lines of credit aggregating $201 million, which consisted of $148 million with other financial institutions from which to draw funds and $3.3 million with the FRB and one reverse repo line with a correspondent bank of $50 million. For the quarter ended March 31, 2017, our average liquidity ratio was 10.97%, which is above the Company's policy of 10.0%. The Company regularly models liquidity stress scenarios to ensure that adequate liquidity is available and has contingency funding plans in place which are reviewed and tested on a regular basis.

To the extent that 2017 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 15% of total deposits, as a secondary source for funding. At March 31, 2017, we had $217 million in brokered time deposits, which constituted 6.6% of total deposits at that date.

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

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	March 31, 2017
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(dollars in thousands)
Contractual obligations
FHLB advances	$260,000	$—	$—	$—	$260,000
Other borrowings	10,000	18,500	—	—	28,500
Subordinated debentures	—	—	—	69,413	69,413
Certificates of deposit	494,876	98,346	3,608	2,349	599,179
Operating leases	3,647	5,181	511	198	9,537
Total contractual cash obligations	$768,523	$122,027	$4,119	$71,960	$966,629

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed. Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. As of March 31, 2017, we had commitments to extend credit on existing lines and letters of credit of $647 million, compared to $581 million at December 31, 2016 and $382 million at March 31, 2016.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	March 31, 2017
	Less than 1 year	1 - 5 years	3 - 5 years	More than 5 years	Total
	(dollars in thousands)
Other commitments
Commercial and industrial	$255,916	$110,502	$2,681	$15,508	$384,607
Construction	93,798	116,246	—	1,345	211,389
Home equity lines of credit	660	5,419	1,177	13,432	20,688
Standby letters of credit	16,632	—	—	—	16,632
All other	9,822	963	—	3,071	13,856
Total other commitments	$376,828	$233,130	$3,858	$33,356	$647,172

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

New comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III”, became effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. The most significant of the provisions of the new capital rules which apply to the Company and the Bank are as follows: the phase-out of trust preferred securities from Tier 1 capital, the higher risk-weighting of high volatility and past due real estate loans and the capital treatment of deferred tax assets and liabilities above certain thresholds.

Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At March 31, 2017, the Company and Bank are in compliance with the capital conservation buffer requirement. The capital conservation buffer will increase by 0.625% each year starting in 2016 through 2019, at which point, the common equity tier 1, tier 1 and total capital ratio minimums inclusive of the capital conservation buffer will be 7.0%, 8.5% and 10.5%, respectively.

As defined in applicable regulations and set forth in the table below, the Company and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the “well capitalized” standards at the dates indicated:

	Actual	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer Phase-In for 2017	Minimum Required Plus Capital Conservation Buffer Fully Phased-In	Minimum Required For Well Capitalized Requirement
At March 31, 2017
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 Leverage Ratio	9.54%	4.00%	4.00%	4.00%	N/A
Common Equity Tier 1 to Risk-Weighted Assets	9.89%	4.50%	5.75%	7.00%	N/A
Tier 1 Capital to Risk-Weighted Assets	10.16%	6.00%	7.25%	8.50%	N/A
Total Capital to Risk-Weighted Assets	12.40%	8.00%	9.25%	10.50%	N/A

Pacific Premier Bank
Tier 1 Leverage Ratio	10.71%	4.00%	4.00%	4.00%	5.00%
Common Equity Tier 1 to Risk-Weighted Assets	11.42%	4.50%	5.75%	7.00%	6.50%
Tier 1 Capital to Risk-Weighted Assets	11.42%	6.00%	7.25%	8.50%	8.00%
Total Capital to Risk-Weighted Assets	12.06%	8.00%	9.25%	10.50%	10.00%

	Actual	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer Phase-In for 2017	Minimum Required Plus Capital Conservation Buffer Fully Phased-In	Minimum Required For Well Capitalized Requirement
At December 31, 2016
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 Leverage Ratio	9.78%	4.00%	4.00%	4.00%	N/A
Common Equity Tier 1 to Risk-Weighted Assets	10.17%	4.50%	5.125%	7.00%	N/A
Tier 1 Capital to Risk-Weighted Assets	10.45%	6.00%	6.625%	8.50%	N/A
Total Capital to Risk-Weighted Assets	12.77%	8.00%	8.625%	10.50%	N/A

Pacific Premier Bank
Tier 1 Leverage Ratio	10.94%	4.00%	4.00%	4.00%	5.00%
Common Equity Tier 1 to Risk-Weighted Assets	11.70%	4.50%	5.125%	7.00%	6.50%
Tier 1 Capital to Risk-Weighted Assets	11.70%	6.00%	6.625%	8.50%	8.00%
Total Capital to Risk-Weighted Assets	12.34%	8.00%	8.625%	10.50%	10.00%

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Management believes that there have been no material changes in our quantitative and qualitative information about market risk since December 31, 2016.  For a complete discussion of our quantitative and qualitative market risk, see “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our 2016 Annual Report.

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

Item 1A. Risk Factors

There were no material changes to the risk factors as previously disclosed under Item 1A of our 2016 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2012, the board of directors authorized its second stock repurchase program. Under the repurchase program, management is authorized to repurchase up to 1,000,000 shares of the Company’s common stock. The program may be limited or terminated at any time without prior notice. The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the first quarter of 2017.

Month of Purchase	Total Number of shares purchased/ returned	Average price paid per share	Total number of shares repurchased as part of the publicly announced program	Maximum number of shares that may yet be purchased under the program at end of month
December-2016	—	—	—	762,545
January-2017	—	—	—	762,545
February-2017	—	—	—	762,545
March-2017	—	—	—	762,545
Total/Average	—	—	—	762,545

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

PACIFIC PREMIER BANCORP, INC.,

May 10, 2017	By:	/s/ Steven R. Gardner
Date		Steven R. Gardner
Chairman, President and Chief Executive Officer
(principal executive officer)

May 10, 2017	By:	/s/ Ronald J. Nicolas, Jr.
Date		Ronald J. Nicolas, Jr.
Sr. Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document