Form 10-Q
period 2017-06-30
PACIFIC PREMIER BANCORP INC
filed 2017-08-04
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

The number of shares outstanding of the registrant’s common stock as of August 2, 2017 was 40,055,988.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED JUNE 30, 2017

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)
(unaudited)

ASSETS	June 30, 2017	December 31, 2016
Cash and due from banks	$35,686	$14,706
Interest-bearing deposits with financial institutions	193,595	142,151
Cash and cash equivalents	229,281	156,857
Interest-bearing time deposits with financial institutions	3,944	3,944
Investments held-to-maturity, at amortized cost (fair value of $7,703 and $8,461 as of June 30, 2017 and December 31, 2016, respectively)	7,750	8,565
Investment securities available-for-sale, at fair value	703,083	380,963
FHLB, FRB and other stock, at cost	56,612	37,304
Loans held for sale, at lower of cost or fair value	6,840	7,711
Loans held for investment	4,858,611	3,241,613
Allowance for loan losses	(25,055)	(21,296)
Loans held for investment, net	4,833,556	3,220,317
Accrued interest receivable	20,607	13,145
Other real estate owned	372	460
Premises and equipment	45,342	12,014
Deferred income taxes, net	22,201	16,807
Bank owned life insurance	74,982	40,409
Intangible assets	35,305	9,451
Goodwill	370,564	102,490
Other assets	30,192	25,874
Total Assets	$6,440,631	$4,036,311
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts:
Noninterest-bearing checking	$1,810,047	$1,185,768
Interest-bearing:
Checking	323,818	182,893
Money market/savings	2,006,131	1,202,361
Retail certificates of deposit	572,523	375,203
Wholesale/brokered certificates of deposit	233,912	199,356
Total interest-bearing	3,136,384	1,959,813
Total deposits	4,946,431	3,145,581
FHLB advances and other borrowings	397,267	327,971
Subordinated debentures	79,800	69,383
Accrued expenses and other liabilities	57,402	33,636
Total Liabilities	5,480,900	3,576,571
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 40,048,758 shares at June 30, 2017 and 27,798,283 shares at December 31, 2016	396	274
Additional paid-in capital	815,329	345,138
Retained earnings	140,746	117,049
Accumulated other comprehensive loss, net of tax	3,260	(2,721)
Total Stockholders' Equity	959,731	459,740
Total Liabilities and Stockholders' Equity	$6,440,631	$4,036,311

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)
(unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2017	2017	2016	2017	2016
INTEREST INCOME
Loans	$63,554	$42,436	$39,035	$105,990	$74,442
Investment securities and other interest-earning assets	5,179	2,991	1,839	8,170	3,937
Total interest income	68,733	45,427	40,874	114,160	78,379
INTEREST EXPENSE
Deposits	3,081	2,135	2,010	5,216	4,079
FHLB advances and other borrowings	1,175	604	324	1,779	649
Subordinated debentures	1,139	985	979	2,124	1,889
Total interest expense	5,395	3,724	3,313	9,119	6,617
Net interest income before provision for loan losses	63,338	41,703	37,561	105,041	71,762
Provision for loan losses	1,904	2,502	1,589	4,406	2,709
Net interest income after provision for loan losses	61,434	39,201	35,972	100,635	69,053
NONINTEREST INCOME
Loan servicing fees	143	222	256	365	481
Deposit fees	1,646	847	817	2,493	1,645
Net gain from sales of loans	2,887	2,811	2,124	5,698	4,030
Net gain from sales of investment securities	2,093	—	532	2,093	1,285
Net gain from other real estate owned	94	—	18	94	18
Other income	1,896	803	703	2,699	1,839
Total noninterest income	8,759	4,683	4,450	13,442	9,298
NONINTEREST EXPENSE
Compensation and benefits	21,623	14,887	13,098	36,510	24,837
Premises and occupancy	3,733	2,453	2,447	6,186	4,730
Data processing	2,439	1,187	887	3,626	1,798
Other real estate owned operations, net	44	12	(15)	56	(7)
FDIC insurance premiums	818	455	401	1,273	783
Legal, audit and professional expense	1,178	857	446	2,035	1,311
Marketing expense	1,006	818	803	1,824	1,433
Office, telecommunications and postage expense	922	433	573	1,355	1,054
Loan expense	1,068	468	540	1,536	943
Deposit expense	1,669	1,444	1,196	3,113	2,201
Merger-related expense	10,117	4,946	497	15,063	3,616
CDI amortization	1,761	511	645	2,272	989
Other expense	2,118	1,276	2,177	3,394	3,640
Total noninterest expense	48,496	29,747	23,695	78,243	47,328
Net income before income taxes	21,697	14,137	16,727	35,834	31,023
Income tax	7,521	4,616	6,358	12,137	12,100
Net Income	$14,176	$9,521	$10,369	$23,697	$18,923
EARNINGS PER SHARE
Basic	$0.36	$0.35	$0.38	$0.71	$0.72
Diluted	$0.35	$0.34	$0.37	$0.69	$0.70
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	39,586,524	27,528,940	27,378,930	33,591,040	26,467,292
Diluted	40,267,220	28,197,220	27,845,490	34,267,215	26,901,627

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2017	2017	2016	2017	2016
Net income	$14,176	$9,521	$10,369	$23,697	$18,923
Other comprehensive income, net of tax:
Unrealized holding gains/(loss) on securities arising during the period, net of income taxes (1)	6,336	1,013	947	7,349	2,512
Reclassification adjustment for net (gains)/losses on sale of securities included in net income, net of income taxes (2)	(1,368)	—	(308)	(1,368)	(744)
Other comprehensive income, net of tax	4,968	1,013	639	5,981	1,768
Comprehensive income, net of tax	$19,144	$10,534	$11,008	$29,678	$20,691
______________________________
(1) Income tax (benefit) on the unrealized gains (losses) on securities was $4.3 million for the three months ended June 30, 2017, $714,000 for the three months ended March 31, 2017, $736,000 for the three months ended June 30, 2016, $5.0 million for the six months ended June 30, 2017 and $1.8 million for the six months ended June 30, 2016.

(2) Income tax (benefit) on the reclassification adjustment for net (gains) losses on sale of securities included in net income was $725,000 for the three months ended June 30, 2017, $0 for the three months ended March 31, 2017, $224,000 for the three months ended June 30, 2016, $725,000 for the six months ended June 30, 2017 and $541,000 for the six months ended June 30, 2016.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2016	27,798,283	$274	$345,138	$117,049	$(2,721)	$459,740
Net income	—	—	—	23,697	—	23,697
Other comprehensive income	—	—	—	—	5,981	5,981
Share-based compensation expense	—	—	2,797	—	—	2,797
Issuance of restricted stock, net	53,468	—	—	—	—	—
Common stock issued	11,959,022	120	464,862	—	—	464,982
Repurchase of common stock	—	—	(1,077)	—	—	(1,077)
Exercise of stock options	237,985	2	3,609	—	—	3,611
Balance at June 30, 2017	40,048,758	$396	$815,329	$140,746	$3,260	$959,731

Balance at December 31, 2015	21,570,746	$215	$221,487	$76,946	$332	$298,980
Net income	—	—	—	18,923	—	18,923
Other comprehensive income	—	—	—	—	1,768	1,768
Share-based compensation expense	—	—	1,048	—	—	1,048
Issuance of restricted stock, net	218,236	—	—	—	—	—
Common stock issued	5,815,051	58	119,325	—	—	119,383
Exercise of stock options	46,500	—	528	—	—	528
Balance at June 30, 2016	27,650,533	$273	$342,388	$95,869	$2,100	$440,630

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$23,697	$18,923
Adjustments to net income:
Depreciation and amortization expense	2,049	1,348
Provision for loan losses	4,406	2,709
Share-based compensation expense	2,797	1,048
Loss on sale and disposal of premises and equipment	(200)	(18)
Loss on sale of or write down of other real estate owned	(94)	—
Net amortization on securities available-for-sale, net	3,745	7,080
Net accretion of discounts/premiums for loans acquired and deferred loan fees/costs	1,722	(6,713)
Gain on sale of investment securities available-for-sale	(2,093)	(1,285)
Other-than-temporary impairment recovery on investment securities, net	1	—
Originations of loans held for sale	(61,448)	(44,463)
Proceeds from the sales of and principal payments from loans held for sale	65,508	47,487
Gain on sale of loans	(5,698)	(4,030)
Deferred income tax expense (benefit)	912	(977)
Change in accrued expenses and other liabilities, net	4,480	(1,700)
Income from bank owned life insurance, net	(849)	(579)
Amortization of core deposit intangible	2,272	989
Change in accrued interest receivable and other assets, net	2,064	5,904
Net cash provided by operating activities	43,271	25,723
Cash flows from investing activities:
Proceeds from sale of real estate owned	182	468
Increase in loans, net	(254,468)	(204,505)
Principal payments on securities available-for-sale	34,469	18,234
Purchase of securities available-for-sale	(109,944)	(5,135)
Proceeds from sale or maturity of securities available-for-sale	216,804	211,303
Proceeds from the sale of premises and equipment	—	6,987
Proceeds from bank owned life insurance death benefit	199	—
Purchases of premises and equipment	(274)	(5,745)
Change in FHLB, FRB, and other stock, at cost	(9,569)	(4,692)
Cash acquired in acquisitions, net	77,144	40,303
Net cash (used in) provided by investing activities	(45,457)	57,218
Cash flows from financing activities:
Net increase in deposit accounts	131,397	99,286
Change in FHLB advances and other borrowings, net	(59,321)	(75,873)
Proceeds from exercise of stock options and warrants	3,611	528
Repurchase of common stock	(1,077)	—
Net cash provided by financing activities	74,610	23,941
Net increase in cash and cash equivalents	72,424	106,882
Cash and cash equivalents, beginning of period	156,857	78,417
Cash and cash equivalents, end of period	$229,281	$185,299

Supplemental cash flow disclosures:
Interest paid	$8,828	$4,182
Income taxes paid	1,858	136
Noncash investing activities during the period:
Security (purchases) sales settled in subsequent period	(11,130)	—
Assets acquired (liabilities assumed and capital created) in acquisitions (See Note 4):
Investment securities	442,923	190,254
FHLB and Other Stock	9,739	1,972
Loans	1,364,688	456,158
Core deposit intangible	28,123	4,319
Deferred income tax	11,623	6,748
Goodwill	268,075	51,658
Fixed assets	34,902	4,190
Other assets	45,475	9,362
Deposits	(1,669,550)	(636,591)
Other borrowings	(139,034)	—
Other liabilities	(8,061)	(8,843)
Common stock and additional paid-in capital	(464,982)	(120,174)

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(UNAUDITED)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2017 and December 31, 2016, the results of its operations and comprehensive income for the three months ended June 30, 2017, March 31, 2017 and June 30, 2016 and the six months ended June 30, 2017 and June 30, 2016 and the changes in stockholders’ equity and cash flows for the six months ended June 30, 2017 and 2016. Operating results or comprehensive income for the six months ended June 30, 2017 are not necessarily indicative of the results or comprehensive income that may be expected for any other interim period or the full year ending December 31, 2017.

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

Note 2 – Recently Issued Accounting Pronouncements

Accounting Standards Adopted in 2017

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting. The amendments simplify several aspects of the accounting for share-based payment award transactions, including accounting for excess tax benefits and tax deficiencies, classifying excess tax benefits on the statement of cash flows, accounting for forfeitures, classifying awards that permit share repurchases to satisfy statutory tax-withholding requirements and classifying tax payments on behalf of employees on the statement of cash flows. For public business entities, the amendment is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. As a result of the adoption of ASU 2016-09, the Company began recognizing the tax effects of exercised or vested awards as discrete items in the reporting period in which they occur, resulting in a $461,000 tax benefit to the Company for the second quarter of 2017 compared with $1.1 million tax benefit in the first quarter of 2017.

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

Recent Accounting Guidance Not Yet Effective

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Modification accounting will apply unless all of the following are the same immediately before and after the modification:

•
The award’s fair value – or calculated value or intrinsic value, if an alternative method is used. If the modification does not affect any inputs to the valuation of the award, estimating the value immediately before and after the modification is not required.

•	The award’s vesting provisions

•	The award’s classification as an equity instrument or a liability instrument

The Update is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. The amendments should be applied prospectively to awards modified on or after the effective date. The adoption of this standard will not material effect the Company's operating results or financial condition, as historically the Company has not modified share-based awards.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities, the amendment is effective for annual periods beginning after December 15, 2019 and interim period within those annual periods. The Company is currently evaluating the effects of ASU 2016-13 on its financial statements and disclosures. The Company is in the process of compiling key data elements and considering software models that will meet the requirements of the new guidance.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard is being issued to increase the transparency and comparability around lease obligations. Previously unrecorded off-balance sheet obligations will now be brought more prominently to light by presenting lease liabilities on the face of the balance sheet, accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. The Update is generally effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the early stages of its implementation assessment, which includes identifying the population of the Company's leases that are within the scope of the new guidance and gathering all key lease data that will facilitate application of the new accounting requirements.

ASU 2014-09, Revenue From Contracts With Customers (Topic 606), ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11 Revenue Recognition (Topic 605) and Derivatives ad Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20 Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements to Topic 606. The FASB amended existing guidance related to revenue from contracts with customers, superseding and replacing nearly all existing revenue recognition guidance, including industry-specific guidance, establishing a new control-based revenue recognition model, changing the basis for deciding when revenue is recognized over time or at a point in time, providing new and more detailed guidance on specific topics and expanding and improving disclosures about revenue. In addition, this guidance specifies the accounting for some costs to obtain or fulfill a contract with a customer. The amendments are effective for public entities for annual reporting periods beginning after December 15, 2017. Substantially all of the Company's revenue is generated from interest income related to loans and investment securities, which are not within the scope of this guidance. The contracts that are within the scope of this guidance include service charges and fees on deposit accounts and the Company does not expect the adoption will have a significant impact on its Consolidated Financial Statements.

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

Core deposit intangible assets arising from whole bank acquisitions are amortized on either an accelerated basis, reflecting the pattern in which the economic benefits of the intangible assets is consumed or otherwise used up, or on a straight-line amortization method over their estimated useful lives, which range from 6 to 10 years.

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

Heritage Oaks Bancorp Acquisition

The Company completed the acquisition, effective as of April 1, 2017, of Heritage Oaks Bancorp ("HEOP"), the holding company of Heritage Oaks Bank, a Paso Robles, California based state-chartered bank (“Heritage Oaks Bank”) with $2.0 billion in total assets, $1.4 billion in gross loans and $1.7 billion in total deposits at March 31, 2017. Heritage Oaks Bank operates branches within San Luis Obispo and Santa Barbara Counties and a loan production office in Ventura County.

Pursuant to the terms of the merger agreement, each outstanding share of HEOP common stock was converted into the right to receive 0.3471 shares of Company common stock. The value of the total deal consideration was approximately $465 million, which included approximately $3.9 million of aggregate cash consideration payable to holders of Heritage Oaks share-based compensation awards, and the issuance of 11,959,022 shares of the Corporation's common stock, which had a value of $38.55 per share, which was the closing price of the Corporation's common stock on March 31, 2017, the last trading day prior to the consummation of the acquisition.

Goodwill in the amount of $268 million was recognized in the HEOP acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill recognized in this transaction is not deductible for income tax purposes.

The following table represents the assets acquired and liabilities assumed of HEOP as of April 1, 2017 and the fair value adjustments and amounts recorded by the Company in 2017 under the acquisition method of accounting:

	HEOP Book Value	Fair Value Adjustments	Fair Value
ASSETS ACQUIRED	(dollars in thousands)
Cash and cash equivalents	$78,728	$—	$78,728
Investment securities	447,520	(4,597)	442,923
FHLB stock	9,739	—	9,739
Loans, gross	1,387,949	(23,261)	1,364,688
Allowance for loan losses	(17,200)	17,200	—
Fixed assets	35,567	(665)	34,902
Core deposit intangible	—	28,123	28,123
Deferred tax assets	17,850	(7,291)	10,559
Other assets	45,484	(9)	45,475
Total assets acquired	$2,005,637	$9,500	$2,015,137
LIABILITIES ASSUMED
Deposits	1,668,079	1,471	1,669,550
Borrowings	141,996	(2,962)	139,034
Other Liabilities	7,290	771	8,061
Total liabilities assumed	1,817,365	(720)	1,816,645
Excess of assets acquired over liabilities assumed	$188,272	$10,220	198,492
Consideration paid			464,982
Capitalized merger-related expense			1,585
Goodwill recognized			$268,075

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

The fair values are estimates and are subject to adjustment for up to one year after the merger date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. In the second quarter of 2016, the Company made a $146,000 adjustment to fixed assets and goodwill. As of March 31, 2017, the Company finalized its fair values with this acquisition.

For loans acquired from SCAF and HEOP, the contractual amounts due, expected cash flows to be collected, interest component and fair value as of the respective acquisition dates were as follows:

	Acquired Loans
	SCAF	HEOP
	(dollars in thousands)
Contractual amounts due	$539,806	$1,717,230
Cash flows not expected to be collected	2,765	4,442
Expected cash flows	537,041	1,712,788
Interest component of expected cash flows	80,883	348,100
Fair value of acquired loans	$456,158	$1,364,688

In accordance with generally accepted accounting principles, there was no carryover of the allowance for loan losses that had been previously recorded by SCAF and HEOP.

The operating results of the Company for the three months ended June 30, 2017, March 31, 2017 and June 30, 2016 and the six months ended June 30, 2017 and June 30, 2016 include the operating results of SCAF and HEOP since its acquisition date. The following table presents the net interest and other income, net income and earnings per share as if the acquisition of SCAF and HEOP were effective as of January 1, 2016. There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2017	2017	2016	2017	2016
	(dollars in thousands)
Net interest and other income	$70,193	$62,362	$60,304	$132,555	$119,420
Net income	14,176	10,084	14,584	24,260	25,152
Basic earnings per share	0.36	0.26	0.37	0.62	0.64
Diluted earnings per share	0.35	0.25	0.37	0.60	0.63

Note 5 – Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	June 30, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Agency	$54,388	$707	$(24)	$55,071
Corporate	53,498	1,001	(150)	54,349
Municipal bonds	247,242	5,194	(358)	252,078
Collateralized mortgage obligation: residential	46,095	312	(86)	46,321
Mortgage-backed securities: residential	296,324	893	(1,953)	295,264
Total investment securities available-for-sale	697,547	8,107	(2,571)	703,083
Investment securities held-to-maturity:
Mortgage-backed securities: residential	6,586	—	(47)	6,539
Other	1,164	—	—	1,164
Total investment securities held-to-maturity	7,750	—	(47)	7,703
Total investment securities	$705,297	$8,107	$(2,618)	$710,786

	December 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Corporate	$37,475	$372	$(205)	$37,642
Municipal bonds	120,155	338	(1,690)	118,803
Collateralized mortgage obligation: residential	31,536	25	(173)	31,388
Mortgage-backed securities: residential	196,496	69	(3,435)	193,130
Total investment securities available-for-sale	385,662	804	(5,503)	380,963
Investment securities held-to-maturity:
Mortgage-backed securities: residential	7,375	—	(104)	7,271
Other	1,190	—	—	1,190
Total investment securities held-to-maturity	8,565	—	(104)	8,461
Total investment securities	$394,227	$804	$(5,607)	$389,424

At June 30, 2017, mortgage-backed securities ("MBS ") with an estimated par value of $56.0 million and a fair value of $58.0 million were pledged as collateral for the Bank’s three repurchase agreements which totaled $28.5 million and homeowner’s association (“HOA”) reverse repurchase agreements which totaled $20.9 million.

At December 31, 2016, MBS with an estimated par value of $63.6 million and a fair value of $65.3 million were pledged as collateral for the Bank’s three repurchase agreements which totaled $28.5 million and HOA reverse repurchase agreements which totaled $21.5 million.

At June 30, 2017 and December 31, 2016, there were not holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

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

The Company did not realize any OTTI recoveries or losses for the three months ended June 30, 2017. However, the Company did realize an OTTI recovery of $1,000 for the three months ended March 31, 2017, which relates to investment income from a previously charge-off investment. A $207,000 OTTI was taken in the first quarter of 2016, related to a CRA investment purchased in June of 2014 with a par value of $50, and a book value of $500,000. In March 2016, the shareholders of the investment voted to approve a sale of the institution at a per share acquisition price less the Bank's book value, and the sale closed in July 2016. The Company is currently waiting to receive the proceeds for its outstanding shares. As a result, the Company's current holdings were written down and the loss recognized.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	June 30, 2017
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Investment securities available-for-sale:
Agency	1	$1,784	$(24)	—	$—	$—	1	$1,784	$(24)
Corporate	2	6,070	(150)	—	—	—	2	6,070	(150)
Municipal bonds	47	24,556	(353)	1	418	(5)	48	24,974	(358)
Collateralized mortgage obligation: residential	4	12,517	(86)	—	—	—	4	12,517	(86)
Mortgage-backed securities: residential	55	147,423	(1,638)	6	19,244	(315)	61	166,667	(1,953)
Total investment securities available-for-sale	109	192,350	(2,251)	7	19,662	(320)	116	212,012	(2,571)
Investment securities held-to-maturity:
Mortgage-backed securities: residential	1	6,539	(47)	—	—	—	1	6,539	(47)
Total investment securities held-to-maturity	1	6,539	(47)	—	—	—	1	6,539	(47)
Total investment securities	110	$198,889	$(2,298)	7	$19,662	$(320)	117	$218,551	$(2,618)

	December 31, 2016
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Investment securities available-for-sale:
Corporate	3	$7,609	$(205)	—	$—	$—	3	$7,609	$(205)
Municipal bonds	152	85,750	(1,690)	—	—	—	152	85,750	(1,690)
Collateralized mortgage obligation: residential	5	19,092	(173)	—	—	—	5	19,092	(173)
Mortgage-backed securities: residential	55	149,740	(2,916)	4	16,039	(519)	59	165,779	(3,435)
Total investment securities available-for-sale	215	262,191	(4,984)	4	16,039	(519)	219	278,230	(5,503)
Investment securities held-to-maturity:
Mortgage-backed securities: residential	1	7,271	(104)	—	—	—	1	7,271	(104)
Total investment securities held-to-maturity	1	7,271	(104)	—	—	—	1	7,271	(104)
Total investment securities	216	$269,462	$(5,088)	4	$16,039	$(519)	220	$285,501	$(5,607)

The amortized cost and estimated fair value of investment securities at June 30, 2017, by contractual maturity are shown in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Agency	$—	$—	$—	$—	$15,123	$15,248	$39,265	$39,823	$54,388	$55,071
Corporate	—	—	—	—	53,498	54,349	—	—	53,498	54,349
Municipal bonds	3,104	3,107	35,725	36,012	75,712	77,010	132,701	135,949	247,242	252,078
Collateralized mortgage obligation: residential	—	—	—	—	3,613	3,661	42,482	42,660	46,095	46,321
Mortgage-backed securities: residential	2,636	2,630	6,327	6,348	49,626	49,839	237,735	236,447	296,324	295,264
Total investment securities available-for-sale	5,740	5,737	42,052	42,360	197,572	200,107	452,183	454,879	697,547	703,083
Investment securities held-to-maturity:
Mortgage-backed securities: residential	—	—	—	—	—	—	6,586	6,539	6,586	6,539
Other	—	—	—	—	—	—	1,164	1,164	1,164	1,164
Total investment securities held-to-maturity	—	—	—	—	—	—	7,750	7,703	7,750	7,703
Total investment securities	$5,740	$5,737	$42,052	$42,360	$197,572	$200,107	$459,933	$462,582	$705,297	$710,786

Unrealized gains and losses on investment securities available-for-sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At June 30, 2017, the Company had an accumulated other comprehensive income of $5.5 million, or $3.3 million net of tax, compared to an accumulated other comprehensive loss of $4.7 million, or $2.7 million net of tax, at December 31, 2016.

During the three months ended June 30, 2017 and June 30, 2016, the Company recognized gross gains on sales of available-for-sale securities in the amount of $2.1 million and $532,000, respectively. The Company did not recognize any gross gains on sales of available-for-sale securities during the three months ended March 31, 2017. During the three months ended June 30, 2017, the Company recognized gross losses on the sales of available-for-sale securities in the amount of $50,000. The Company did not recognize any gross losses on the sales of available-for sale securities during the three months ended March 31, 2017 and June 30, 2016. The Company had net proceeds from the sale of available-for-sale securities of $215 million during the three months ended June 30, 2017 and $21.1 million during the three months ended June 30, 2016. The Company had zero net proceeds from the sale of available-for-sale securities during the three months ended March 31, 2017.

During the six months ended June 30, 2017 and June 30, 2016, the Company recognized gross gains on sales of available-for-sale securities in the amount of $2.1 million and $1.3 million, respectively. During the six months ended June 30, 2017 and June 30, 2016, the Company recognized gross losses on sales of available-for-sale securities in the amount of $50,000 and $9,000, respectively. The Company had net proceeds from the sale of available-for-sale securities of $215 million during the six months ended June 30, 2017 and $207 million during the six months ended June 30, 2016.

FHLB, FRB and other stock

At June 30, 2017, the Company had $17.3 million in Federal Home Loan Bank (“FHLB”) stock, $25.0 million in Federal Reserve Bank of San Francisco (“FRB”) stock, and $14.4 million in other stock, all carried at cost. During the three months ended June 30, 2017, the Company acquired $7.9 million of FHLB stock through the HEOP acquisition, of which the FHLB subsequently repurchased $5.0 million through their stock repurchase program. During the three months ended June 30, 2016 and December 31, 2016, the FHLB did not repurchase any of the Company’s excess FHLB stock through their stock repurchase program. In addition, the Company acquired another $1.9 million of other stock through the HEOP acquisition and was required to increase its holdings of FRB stock by $14.1 million. The Company evaluates its investments in FHLB, FRB and other stock for impairment periodically, including their capital adequacy and overall financial condition. No impairment losses have been recorded through June 30, 2017.

Note 6 – Loans Held for Investment

The following table sets forth the composition of our loan portfolio in dollar amounts at the dates indicated:

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Business loans:
Commercial and industrial	$733,852	$563,169
Franchise	565,415	459,421
Commercial owner occupied (1)	729,476	454,918
SBA	108,224	96,705
Agriculture	98,842	—
Real estate loans:
Commercial non-owner occupied	1,095,184	586,975
Multi-family	746,547	690,955
One-to-four family (2)	322,048	100,451
Construction	289,600	269,159
Farmland	136,587	—
Land	31,799	19,829
Other loans	7,309	4,112
Total gross loans (3)	4,864,883	3,245,694
Plus: Deferred loan origination costs/(fees) and premiums/(discounts), net	568	3,630
Total loans	4,865,451	3,249,324
Less: loans held for sale, at lower of cost or fair value	6,840	7,711
Loans held for investment	4,858,611	3,241,613
Allowance for loan losses	(25,055)	(21,296)
Loans held for investment, net	$4,833,556	$3,220,317
______________________________
(1) Secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans for June 30, 2017 are net of the unaccreted fair value purchase discounts of $25.2 million.

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

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus and likewise in excess of 15% for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $261.4 million for secured loans and $156.8 million for unsecured loans at June 30, 2017. At June 30, 2017, the Bank’s largest aggregate outstanding balance of loans to one borrower was $35.0 million of secured credit.

Purchased Credit Impaired

The Company has purchased loans as part of its acquisitions of Canyon National Bank in 2011, Palm Desert National Bank in 2012, Independence Bank in 2015, Security Bank of California in 2016 and Heritage Oaks Bank in 2017 for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Business loans:
Commercial and industrial	$3,679	$2,586
Commercial owner occupied	3,208	491
SBA	361	—
Real estate loans:
Commercial non-owner occupied	1,151	1,088
Multi-family	237	—
One-to-four family	262	1
Construction/Land	549	—
Other loans	274	393
Total purchase credit impaired	$9,721	$4,559

On the acquisition date, the amount by which the undiscounted expected cash flows of the purchased credit impaired loans exceed the estimated fair value of the loan is the “accretable yield.” The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the purchased credit impaired loan. At June 30, 2017, the Company had $9.7 million of purchased credit impaired loans, of which none were placed on nonaccrual status.

The following table summarizes the accretable yield on the purchased credit impaired loans for the three months ended June 30, 2017, March 31, 2017 and June 30, 2016 and for the six months ended June 30, 2017 and 2016:

	Three Months Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Balance at the beginning of period	$3,601	$3,747	$3,254	$3,747	$2,726
Additions	2,036	—	—	2,036	788
Accretion	(712)	(629)	(147)	(1,341)	(276)
Payoffs	—	—	(126)	—	(449)
Reclassification from (to) nonaccretable difference	(1,428)	483	—	(945)	192
Balance at the end of period	$3,497	$3,601	$2,981	$3,497	$2,981

Impaired Loans

The following tables provide a summary of the Company’s investment in impaired loans as of the period indicated:

	Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans
	(dollars in thousands)
June 30, 2017
Business loans:
Commercial owner occupied	$240	$206	$—	$206	$—
SBA	146	73	—	73	—
Real estate loans:
One-to-four family	135	104	—	104	—
Land	35	12	—	12	—
Totals	$556	$395	$—	$395	$—

	Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans
	(dollars in thousands)
December 31, 2016
Business loans:
Commercial and industrial	$1,990	$250	$250	$—	$250
Commercial owner occupied	847	436	—	436	—
SBA	3,865	316	—	316	—
Real estate loans:
One-to-four family	291	124	—	124	—
Land	36	15	—	15	—
Totals	$7,029	$1,141	$250	$891	$250

	Impaired Loans
	Three Months Ended
	June 30, 2017		March 31, 2017		June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Business loans:
Commercial and industrial	$7	$—	$200	$5	$350	$8
Franchise	—	—	—	—	1,461	24
Commercial owner occupied	125	2	192	3	494	9
SBA	222	4	307	5	247	4
Real estate loans:
One-to-four family	105	3	116	3	393	5
Land	12	1	14	1	19	1
Totals	$471	$10	$829	$17	$2,964	$51

	Impaired Loans
	Six Months Ended
	June 30, 2017		June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Business loans:
Commercial and industrial	$200	$5	$329	$13
Franchise	—	—	1,546	51
Commercial owner occupied	192	5	506	18
SBA	307	9	135	4
Real estate loans:
Commercial non-owner occupied	—	—	71	2
One-to-four family	116	6	322	10
Land	14	2	19	1
Totals	$829	$27	$2,928	$99

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

The following table provides additional detail on the components of impaired loans at the period end indicated:

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Nonaccruing loans	$395	$1,141
Accruing loans	—	—
Total impaired loans	$395	$1,141

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

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest. The Company had impaired loans on nonaccrual status of $395,000 at June 30, 2017 and $1.1 million at December 31, 2016. The Company had no loans 90 days or more past due and still accruing at June 30, 2017 and December 31, 2016.

At June 30, 2017, the Company had a recorded investment in one TDR of $1.6 million. The modification of the terms of the loan included the restructuring of three loans related to one borrower into one loan and an extension of the maturity to six years. There were no TDRs at December 31, 2016. In addition, the Company had $41,000 in consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of June 30, 2017 and December 31, 2016.

Concentration of Credit Risk

As of June 30, 2017, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located predominately in California. The Company’s loan portfolio contains concentrations of credit in multi-family real estate, commercial non-owner occupied real estate and commercial owner occupied real estate and business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and continues to diversify its loan portfolio through loan originations, purchases and sales to meet approved concentration levels. While management believes that the collateral presently securing these loans is adequate, there can be no assurances that a significant deterioration in the California real estate market or economy would not expose the Company to significantly greater credit risk.

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

The following tables stratify the loan portfolio by the Company’s internal risk grading as of the periods indicated:

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
June 30, 2017	(dollars in thousands)
Business loans:
Commercial and industrial	$715,759	$8,972	$9,121	$—	$733,852
Franchise	565,415	—	—	—	565,415
Commercial owner occupied	711,959	2,035	15,482	—	729,476
SBA	107,429	10	785	—	108,224
Agriculture	92,522	4,634	1,686	—	98,842
Real estate loans:
Commercial non-owner occupied	1,087,928	5,784	1,472	—	1,095,184
Multi-family	745,766	—	781	—	746,547
One-to-four family	321,021	171	856	—	322,048
Construction and land	320,610	—	789	—	321,399
Farmland	134,409	77	2,101		136,587
Other loans	6,975	—	334	—	7,309
Totals	$4,809,793	$21,683	$33,407	$—	$4,864,883

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
December 31, 2016	(dollars in thousands)
Business loans:
Commercial and industrial	$550,919	$8,216	$3,784	$250	$563,169
Franchise	459,421	—	—	—	459,421
Commercial owner occupied	450,416	281	4,221	—	454,918
SBA	96,190	53	462	—	96,705
Real estate loans:
Commercial non-owner occupied	585,093	810	1,072	—	586,975
Multi-family	681,942	6,610	2,403	—	690,955
One-to-four family	100,010	—	441	—	100,451
Construction and land	288,973	—	15	—	288,988
Other loans	3,719	—	393	—	4,112
Totals	$3,216,683	$15,970	$12,791	$250	$3,245,694

The following tables set forth delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
June 30, 2017	(dollars in thousands)
Business loans:
Commercial and industrial	$733,250	$225	$280	$97	$733,852	$—
Franchise	565,415	—	—	—	565,415	—
Commercial owner occupied	728,403	—	901	172	729,476	206
SBA	108,057	17	18	132	108,224	73
Agriculture	98,842	—	—	—	98,842	—
Real estate loans:
Commercial non-owner occupied	1,094,655	—	529	—	1,095,184	—
Multi-family	746,310	—	237	—	746,547	—
One-to-four family	321,653	354	—	41	322,048	104
Construction/Land/Other	465,279	4	—	12	465,295	12
Totals	$4,861,864	$600	$1,965	$454	$4,864,883	$395

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
December 31, 2016	(dollars in thousands)
Business loans:
Commercial and industrial	$562,805	$104	$—	$260	$563,169	$250
Franchise	459,421	—	—	—	459,421	—
Commercial owner occupied	454,918	—	—	—	454,918	436
SBA	96,389	—	—	316	96,705	316
Real estate loans:
Commercial non-owner occupied	586,975	—	—	—	586,975	—
Multi-family	690,955	—	—	—	690,955	—
One-to-four family	100,314	18	71	48	100,451	124
Construction	269,159	—	—	—	269,159	—
Land	19,814	—	—	15	19,829	15
Other loans	4,112	—	—	—	4,112	—
Totals	$3,244,862	$122	$71	$639	$3,245,694	$1,141

Note 7 – Allowance for Loan Losses

The Company’s ALLL covers estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated credit losses inherent in the remainder of the loan portfolio. The ALLL is prepared in accordance with the historical loss method, using the information provided by the Company’s credit review process together with data from peer institutions and economic information gathered from published sources.

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

The Company’s base ALLL factors are determined by management using the Bank’s annualized actual trailing charge-off data over a full credit cycle (replacing prior period's interval ranging from 8 to 87 months) with the loss emergence period extending from 1 year to 1.4 years. The aforementioned enhancements did not materially impact the allowance balance at June 30, 2017. Adjustments to those base factors are made for relevant internal and external factors. Those factors may include:

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

The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio as of and for the three and six months ended for the periods indicated:

	Three Months Ended June 30, 2017
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Agriculture	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Farmland	Land	Other loans	Total
	(dollars in thousands)
Balance, March 31, 2017	$6,949	$4,474	$1,232	$1,145	$—	$1,847	$2,803	$373	$4,027	$—	$204	$21	$23,075
Charge-offs	(110)	—	—	—	—	—	—	—	—	—	—	—	(110)
Recoveries	33	—	70	81	—	—	—	1	—	—	—	1	186
Provisions for (reduction in) loan losses	772	893	(630)	1,293	206	(643)	(2,192)	350	1,009	28	755	63	1,904
Balance, June 30, 2017	$7,644	$5,367	$672	$2,519	$206	$1,204	$611	$724	$5,036	$28	$959	$85	$25,055

	Six Months Ended June 30, 2017
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Agriculture	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Farmland	Land	Other loans	Total
	(dollars in thousands)
Balance, December 31, 2016	$6,362	$3,845	$1,193	$1,039	$—	$1,715	$2,927	$365	$3,632	$—	$198	$20	$21,296
Charge-offs	(862)	—	—	(8)	—	—	—	—	—	—	—	—	(870)
Recoveries	55	—	82	83	—	—	—	2	—	—	—	1	223
Provisions for (reduction in) loan losses	2,089	1,522	(603)	1,405	206	(511)	(2,316)	357	1,404	28	761	64	4,406
Balance, June 30, 2017	$7,644	$5,367	$672	$2,519	$206	$1,204	$611	$724	$5,036	$28	$959	$85	$25,055

Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

General portfolio allocation	7,644	5,367	672	2,519	206	1,204	611	724	5,036	28	959	85	25,055
Loans individually evaluated for impairment	—	—	206	73	—	—	—	104	—	—	12	—	395
Specific reserves to total loans individually evaluated for impairment	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	$733,852	$565,415	$729,270	$101,311	$98,842	$1,095,184	$746,547	$321,944	$289,600	$136,587	$31,787	$7,309	$4,857,648
General reserves to total loans collectively evaluated for impairment	1.04%	0.95%	0.09%	2.49%	0.21%	0.11%	0.08%	0.22%	1.74%	0.02%	3.02%	1.16%	0.52%
Total gross loans held for investment	$733,852	$565,415	$729,476	$101,384	$98,842	$1,095,184	$746,547	$322,048	$289,600	$136,587	$31,799	$7,309	$4,858,043
Total allowance to gross loans held for investment	1.04%	0.95%	0.09%	2.48%	0.21%	0.11%	0.08%	0.22%	1.74%	0.02%	3.02%	1.16%	0.52%

	Three Months Ended June 30, 2016
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Warehouse Facilities	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)
Balance, March 31, 2016	$3,023	$3,568	$1,965	$1,628	$7	$1,897	$2,932	$705	$2,504	$204	$22	$18,455
Charge-offs	(710)	(169)	(329)	(5)	—	—	—	(7)	—	—	—	(1,220)
Recoveries	40	—	—	82	—	—	—	5	—	—	4	131
Provisions for (reduction in) loan losses	2,132	(147)	505	(146)	(7)	207	(598)	(96)	(259)	—	(2)	1,589
Balance, June 30, 2016	$4,485	$3,252	$2,141	$1,559	$—	$2,104	$2,334	$607	$2,245	$204	$24	$18,955

	Six Months Ended June 30, 2016
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Warehouse Facilities	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)
Balance, December 31, 2015	$3,449	$3,124	$1,870	$1,500	$759	$2,048	$1,583	$698	$2,030	$233	$23	$17,317
Charge-offs	(710)	(169)	(329)	(5)	—	—	—	(7)	—	—	—	(1,220)

Recoveries	54	—	—	85	—	—	—	6	—	—	4	149
Provisions for (reduction in) loan losses	1,692	297	600	(21)	(759)	56	751	(90)	215	(29)	(3)	2,709
Balance, June 30, 2016	$4,485	$3,252	$2,141	$1,559	$—	$2,104	$2,334	$607	$2,245	$204	$24	$18,955

Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$731	$—	$—	$—	$—	$—	$—	$—	$—	$—	$731
General portfolio allocation	4,485	2,521	2,141	1,559	—	2,104	2,334	607	2,245	204	24	18,224
Loans individually evaluated for impairment	1,051	1,461	486	328	—	—	—	137	—	18	—	3,481
Specific reserves to total loans individually evaluated for impairment	—%	50.03%	—%	—%	—%	—%	—%	—%	—%	—%	—%	21.00%
Loans collectively evaluated for impairment	$507,090	$402,394	$442,574	$85,748	$—	$526,362	$613,573	$106,401	$215,786	$18,323	$5,822	$2,924,073
General reserves to total loans collectively evaluated for impairment	0.88%	0.63%	0.48%	1.82%	—%	0.40%	0.38%	0.57%	1.04%	1.11%	0.41%	0.62%
Total gross loans held for investment	$508,141	$403,855	$443,060	$86,076	$—	$526,362	$613,573	$106,538	$215,786	$18,341	$5,822	$2,927,554
Total allowance to gross loans held for investment	0.88%	0.81%	0.48%	1.81%	—%	0.40%	0.38%	0.57%	1.04%	1.11%	0.41%	0.65%

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

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10 million of Floating Rate Trust Preferred Securities (“Trust Preferred Securities”) issued by PPBI Trust I in March 2004 due April 7, 2034. The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth. Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 3.91% per annum as of June 30, 2017.

On April 1, 2017, as part of the Heritage Oaks acquisition, the Company assumed $5.2 million of floating rate junior subordinated debt securities associated with Heritage Oaks Capital Trust II. Interest is payable quarterly at three-month LIBOR plus 1.72% per annum, for an effective rate of 2.86761% per annum as of June 30, 2017. At June 30, 2017, the carrying value of these debentures was $3.9 million, which reflects purchase accounting fair value adjustments of $1.4 million. The Company also assumed $3.1 million and $5.2 million of floating rate junior subordinated debt associated with Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust, respectively. At June 30, 2017, the carrying value of Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust were $2.8 million and $3.7 million, which reflects purchase accounting fair value adjustments of $342,000 and $1.5 million. Interest is payable quarterly at three-month LIBOR plus 2.95% per annum, for an effective rate of 4.10844% per annum as of June 30, 2017 for Mission Community Capital Trust I. Interest is payable quarterly at three-month LIBOR plus 1.48% per annum, for an effective rate of 2.63844% per annum as of June 30, 2017 for Santa Lucia Bancorp (CA) Capital Trust. These three debentures are callable by the Company at par.

The Corporation is not allowed to consolidate any trust preferred securities into the Company’s consolidated financial statements. The resulting effect on the Company’s consolidated financial statements is to report only the Subordinated Debentures as a component of the Company’s liabilities.

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

The impact of stock options which are anti-dilutive are excluded from the computations of diluted earnings per share. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. The following table sets forth the weighted average number of stock options excluded for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2017	2017	2016	2017	2016

Weighted average stock options excluded	15,531	—	154,251	7,389	131,703

The following tables set forth the Company’s earnings per share calculations for the periods indicated:

	Three Months Ended
	June 30, 2017			March 31, 2017			June 30, 2016
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(dollars in thousands, except per share data)
Net income	$14,176			$9,521			$10,369
Basic income available to common stockholders	14,176	39,586,524	$0.36	9,521	27,528,940	$0.35	10,369	27,378,930	$0.38
Effect of dilutive stock option grants and warrants	—	680,696		—	668,280		—	466,560
Diluted income available to common stockholders plus assumed conversions	$14,176	40,267,220	$0.35	$9,521	28,197,220	$0.34	$10,369	27,845,490	$0.37

	Six Months Ended June 30,
	2017			2016
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(dollars in thousands, except per share data)
Net income	$23,697			$18,923
Basic income available to common stockholders	23,697	33,591,040	$0.71	18,923	26,467,292	$0.72
Effect of dilutive stock options and warrants		676,175			434,335
Diluted income available to common stockholders plus assumed conversions	$23,697	34,267,215	$0.69	$18,923	26,901,627	$0.70

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2017, March 31, 2017 and June 30, 2016.
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

The fair value estimates presented herein are based on pertinent information available to management as of the periods indicated.

	At June 30, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$229,281	$229,281	$—	$—	$229,281
Interest-bearing time deposits with financial institutions	3,944	3,944	—	—	3,944
Investments held-to-maturity	7,750	—	7,703	—	7,703
Securities available-for-sale	703,083	—	703,083	—	703,083
Federal Reserve Bank and FHLB stock, at cost	56,612	N/A	N/A	N/A	N/A
Loans held for sale, net	6,840	—	7,665	—	7,665
Loans held for investment, net	4,858,611	—	—	4,843,801	4,843,801
Accrued interest receivable	20,607	20,607	—	—	20,607

Liabilities:
Deposit accounts	4,946,431	3,745,568	801,765	—	4,547,333
FHLB advances	346,202	—	346,985	—	346,985
Other borrowings	51,065	—	51,742	—	51,742
Subordinated debentures	79,800	—	81,280	—	81,280
Accrued interest payable	443	443	—	—	443

	At December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$156,857	$156,857	$—	$—	$156,857
Interest-bearing time deposits with financial institutions	3,944	3,944	—	—	3,944
Investments held-to-maturity	8,565	—	8,461		8,461
Securities available-for-sale	380,963	—	380,963	—	380,963
Federal Reserve Bank and FHLB stock, at cost	37,304	N/A	N/A	N/A	N/A
Loans held for sale, net	7,711	—	8,405	—	8,405
Loans held for investment, net	3,220,317	—	—	3,211,154	3,211,154
Accrued interest receivable	13,145	13,145	—	—	13,145

Liabilities:
Deposit accounts	3,145,581	2,330,579	573,467	—	2,904,046
FHLB advances	278,000	—	277,935	—	277,935
Other borrowings	49,971	—	50,905	—	50,905
Subordinated debentures	69,383	—	69,982	—	69,982
Accrued interest payable	263	263	—	—	263

The following fair value hierarchy table presents information about the Company’s financial instruments measured at fair value on a recurring basis at the dates indicated:

	June 30, 2017
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Agency	$—	$55,071	$—	$55,071
Corporate	—	54,349	—	54,349
Municipal bonds	—	252,078	—	252,078
Collateralized mortgage obligation: residential	—	46,321	—	46,321
Mortgage-backed securities: residential	—	295,264	—	295,264
Total securities available-for-sale	$—	$703,083	$—	$703,083

	December 31, 2016
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Corporate	$—	$37,642	$—	$37,642
Municipal bonds	—	118,803	—	118,803
Collateralized mortgage obligation: residential	—	31,388	—	31,388
Mortgage-backed securities: residential	—	193,130	—	193,130
Total securities available-for-sale	$—	$380,963	$—	$380,963

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

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost. As such, the Company records impaired loans as Level 3. At June 30, 2017, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

Note 11 – Derivative Instruments

From time to time, the Company enters into interest rate swap agreements with certain borrowers to assist them in mitigating their interest rate risk exposure associated with the loans they have with the Company. At the same time, the Company enters into identical interest rate swap agreements with another financial institution to mitigate the Company’s interest rate risk exposure associated with the swap agreements it enters into with its borrowers. At June 30, 2017, the Company had swaps with matched terms with an aggregate notional amount of $41.3 million and a fair value of $1.2 million. The fair values of these swaps are recorded as components of other assets and other liabilities in the Company’s condensed consolidated balance sheet. Changes in the fair value of these swaps, which occur due to changes in interest rates, are recorded in the Company’s income statement as a component of noninterest income. Since the terms of the swap agreements between the Company and its borrowers have been matched with the terms of swap agreements with another financial institution, the adjustments for the change in their fair value offset each other in non-interest income.
Although changes in the fair value of swap agreements between the Company and borrowers and the Company and other financial institutions offset each other, changes in the credit risk of these counterparties may result in a difference in the fair value of these swap agreements. Offsetting swap agreements the Company has with other financial institutions are collateralized with cash, and swap agreements with borrowers are secured by the collateral arrangements for the underlying loans these borrowers have with the Company. During the six months ended June 30, 2017, there were no losses recorded on swap agreements, attributable to the change in credit risk associated with a counterparty. All interest rate swap agreements entered into by the Company as of June 30, 2017 are not designated as hedging instruments.
The following tables summarize the Company's derivative instruments, included in "other assets" and "other liabilities" in the consolidated statements of financial condition. The Company's derivative instruments were acquired as part of the HEOP acquisition, and the Company did not have any at December 31, 2016:

	June 30, 2017
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts	$41,259	$1,177	$41,259	$1,177
Total derivative instruments	$41,259	$1,177	$41,259	$1,177

Note 12 – Balance Sheet Offsetting

Derivative financial instruments may be eligible for offset in the consolidated balance sheets, such as those subject to enforceable master netting arrangements or a similar agreement. Under these agreements, the Company has the right to net settle multiple contracts with the same counterparty. The Company offers an interest rate swap product to qualified customers which are then paired with derivative contracts the Company enters into with a counterparty bank. While derivative contracts entered into with counterparty banks may be subject to enforceable master netting agreements, derivative contracts with customers may not be subject to enforceable master netting arrangements. As such, these instruments have been excluded from the table below.
Financial instruments that are eligible for offset in the consolidated statements of financial condition as of June 30, 2017 are presented in the table below:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (1)	Net Amount
	(dollars in thousands)
June 30, 2017
Financial assets:
Derivatives not designated as hedging instruments	$1,742	$(565)	$1,177	—	$2,100	$3,277
Total	$1,742	$(565)	$1,177	—	$2,100	$3,277

Financial liabilities:
Derivatives not designated as hedging instruments	$1,177	—	$1,177	—	—	$1,177
Total	$1,177	—	$1,177	—	—	$1,177

(1) Represents cash collateral held with counterparty bank.

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

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Annual Report, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for the year ending December 31, 2017.

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

We provide banking services within our targeted markets in California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve. Additionally, through our HOA Banking and Lending and Franchise Capital units we can provide customized cash management, electronic banking services and credit facilities to HOAs, HOA management companies and quick service restaurant ("QSR") franchise owners nationwide. Our corporate headquarters are located in Irvine, California. At June 30, 2017, the Bank operated 26 full-service depository branches in California located in the counties of Orange, Los Angeles, Riverside, San Bernardino, San

Diego, San Luis Obispo and Santa Barbara. Through our branches and our web site at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment. We also offer a variety of loan products, including commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans, and home equity loans. The Bank funds it's lending and investment activities with retail and commercial deposits obtained through its branches, advances from the FHLB, lines of credit, and wholesale and brokered certificates of deposits.

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

HEOP ACQUISITION

Effective April 1, 2017, the Company acquired HEOP, and its wholly-owned bank subsidiary, Heritage Oaks Bank, a Paso Robles, California, based state-chartered bank, pursuant to the terms of a definitive agreement entered into by the Corporation and HEOP on December 12, 2016. As a result of the HEOP acquisition, the Bank acquired and recorded at the acquisition date assets with a fair value of approximately $2.0 billion, including:

•	$1.4 billion of gross loans;

•	$443 million in investment securities;

•	$268 million in goodwill;

•	$78.7 million of cash and cash equivalents;

•	$45.5 million of other types of assets;

•	$34.9 million in fixed assets; and

•	$28.1 million of a core deposit intangible.

Also as a result of the HEOP acquisition, the Company recorded $465 million of equity in connection with the Corporation’s stock issued to HEOP shareholders as part of the acquisition consideration and assumed at acquisition date liabilities with a fair value of approximately $1.8 billion, including:

•	$1.7 billion in deposit accounts; and

•	$147 million in other liabilities.

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

The acquisition was an opportunity for the Company to further strengthen its competitive position and move into the Central Coast of California. The integration and system conversion of HEOP was completed in July 2017.

SCAF ACQUISITION

Effective January 31, 2016, the Company acquired SCAF, and its wholly-owned bank subsidiary, Security Bank of California, a Riverside, California, based state-chartered bank, pursuant to the terms of a definitive agreement entered into by the Corporation and SCAF on October 2, 2015. As a result of the SCAF acquisition, the Bank acquired and recorded at the acquisition date assets with a fair value of approximately $765 million, including:

•	$456 million of gross loans;

•	$190 million in investment securities;

•	$51.7 million in goodwill;

•	$40.9 million of cash and cash equivalents;

•	$18.1 million of other types of assets;

•	$4.2 million in fixed assets; and

•	$4.3 million of a core deposit intangible.

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

The acquisition was an opportunity for the Company to further strengthen its competitive position as one of the premier community banks headquartered in Southern California. The integration and system conversion of SCAF was completed in April 2016.

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

	Three Months Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016

	(dollars in thousands)
Net income	$14,176	$9,521	$10,369	$23,697	$18,923
Plus CDI amortization expense	1,761	511	645	2,272	989
Less CDI amortization expense tax adjustment (1)	(610)	(167)	(245)	(770)	(386)
Net income for average tangible common equity	15,327	9,865	10,769	25,199	19,526
Average stockholders’ equity	948,200	469,432	436,612	710,138	408,093
Less average CDI	36,445	9,274	10,876	22,934	10,388
Less average goodwill	370,564	102,490	101,923	237,802	93,426
Average tangible common equity	$541,191	$357,668	$323,813	$449,402	$304,279
Return on average tangible common equity (2)	11.33%	11.03%	13.30%	11.21%	12.83%
______________________________
(1) CDI amortization expense adjusted by quarterly effective tax rate.
(2) Ratio is annualized.

RESULTS OF OPERATIONS

In the second quarter of 2017, we reported net income of $14.2 million, or $0.35 per diluted share. This compares with net income of $9.5 million, or $0.34 per diluted share, for the first quarter of 2017. The increase in net income was primarily driven by an increase in net interest income which increased $21.6 million, reflecting an increase in earning assets, which was partially offset by an increase in noninterest expense of $18.7 million. The increase in noninterest expense were primarily driven by an increase in merger-related expense of $5.2 million associated with the HEOP acquisition and an increase of $6.7 million in compensation and benefits expense as a result of the acquisition as well as continued investment in personnel.

Net income of $14.2 million, or $0.35 per diluted share, for the second quarter of 2017 compares to net income for the second quarter of 2016 of $10.4 million, or $0.37 per diluted share. The increase in net income of $3.8 million was primarily due to the $25.8 million increase in net interest income resulting from average interest-earning asset growth of $2.4 billion. The increase in average interest-earning assets was primarily from the acquisition of HEOP and organic loan growth since the end of the second quarter of 2016. These items were partially offset by an $24.8 million increase in noninterest expense, including $9.6 million in merger-related expenses and $8.5 million in compensation and benefits expenses associated with both the acquisition of HEOP and an increase in staffing to support organic growth.

For the three months ended June 30, 2017, the Company’s return on average assets was 0.89% and return on average tangible common equity was 11.33%. For the three months ended March 31, 2017, the return on average assets was 0.94% and the return on average tangible common equity was 11.03%. For the three months ended June 30, 2016, the return on average assets was 1.16% and the return on average tangible common equity was 13.30%.

For the first six months of 2017, the Company recorded net income of $23.7 million, or $0.69 per diluted share. This compares with net income of $18.9 million or $0.70 per diluted share for the first six months of 2016. The increase in net income of $4.8 million was mostly due to the $33.3 million increase in net interest income resulting from earning asset growth, primarily from the acquisition of HEOP and organic loan growth, partially offset by growth in non-interest expense of $30.9 million, including $11.4 million in merger-related expenses and $11.7 million in compensation and benefits expenses associated with both the acquisition of HEOP and an increase in staffing to support organic growth. Prior period comparisons for the year-to-date results are impacted by the acquisition of HEOP in the second quarter of 2017 and the acquisition of SCAF in the first quarter of 2016.

For the six months ended June 30, 2017, the Company’s return on average assets was 0.91% and return on average tangible common equity was 11.21%, compared with a return on average assets of 1.11% and a return on average tangible common equity of 12.83% for the six months ended June 30, 2016.

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

Net interest income totaled $63.3 million in the second quarter of 2017, an increase of $21.6 million or 52% from the first quarter of 2017. The increase in net interest income was primarily due to an increase in average interest-earning assets of $1.9 billion, primarily related to the acquisition of HEOP, which at acquisition added $1.4 billion of loans and $445 million of securities, before purchase accounting adjustments.

The increase in the net interest margin from 4.39% to 4.40% was primarily due to higher loan yields, as a result of increased accretion income, which increased 10 basis points to 5.29% from 5.19% in the prior quarter, and a decrease in average cost of interest-bearing liabilities, which decreased 4 basis points to 0.61% from 0.65% in the prior quarter, all of which was partially offset by a 16 basis point decrease in the investment portfolio yield to 2.42% from 2.58% in the prior quarter. Included in the net interest margin for the second quarter of 2017 was $4.2 million of accretion income associated with acquired loans, representing 30 basis points of net interest margin, including $3.3 million associated with the Heritage Oaks Bank portfolio, compared to $1.1 million of accretion income representing 12 basis points of net interest margin in the first quarter of 2017.

Net interest income for the second quarter of 2017 increased $25.8 million, or 69%, compared to the second quarter of 2016. The increase was related to an increase in average interest-earning assets of $2.4 billion, which resulted primarily from our organic loan growth since the end of the second quarter of 2016 and our acquisition of HEOP during the second quarter of 2017. Our net interest margin decreased 8 basis points to 4.40% from the prior year margin of 4.48%. The decrease was driven by an 11 basis point decrease in the yield on earning assets, partially offset by a 3 basis point decrease in cost of funds.

For the first six months ended 2017, net interest income increased $33.3 million, or 46%, compared to the first six months ended 2016. The increase was related to an increase in average interest-earning assets of $1.6 billion, which resulted primarily from our organic loan growth since the end of the first six months ended 2016 and our acquisition of HEOP during the second quarter of 2017.

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

	Average Balance Sheet
	Three Months Ended
	June 30, 2017			March 31, 2017			June 30, 2016
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$133,127	$160	0.48%	$86,849	$84	0.39%	$177,603	$189	0.43%
Investment securities	829,380	5,019	2.42	450,075	2,907	2.58	299,049	1,650	2.21
Loans receivable, net (1)	4,815,612	63,554	5.29	3,315,792	42,436	5.19	2,892,236	39,035	5.43
Total interest-earning assets	5,778,119	68,733	4.77	3,852,716	45,427	4.78	3,368,888	40,874	4.88
Noninterest-earning assets	592,186			196,041			194,005
Total assets	$6,370,305			$4,048,757			$3,562,893
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$329,450	$90	0.11	$195,258	$53	0.11	$178,258	$50	0.11
Money market	1,779,013	1,582	0.36	1,133,676	972	0.35	980,806	896	0.37
Savings	218,888	68	0.12	103,449	38	0.15	98,419	38	0.16
Retail certificates of deposit	568,367	911	0.64	372,208	685	0.75	451,035	743	0.66
Wholesale/brokered certificates of deposit	212,124	430	0.81	201,774	387	0.78	155,734	283	0.73
Total interest-bearing deposits	3,107,842	3,081	0.40	2,006,365	2,135	0.43	1,864,252	2,010	0.43
FHLB advances and other borrowings	385,088	1,175	1.22	265,224	604	0.92	99,754	324	1.31
Subordinated debentures	79,757	1,139	5.71	69,394	985	5.68	69,304	979	5.65
Total borrowings	464,845	2,314	2.00	334,618	1,589	1.93	169,058	1,303	3.10
Total interest-bearing liabilities	3,572,687	5,395	0.61	2,340,983	3,724	0.65	2,033,310	3,313	0.66
Noninterest-bearing deposits	1,802,752			1,208,045			1,060,104
Other liabilities	46,666			30,297			32,867
Total liabilities	5,422,105			3,579,325			3,126,281
Stockholders’ equity	948,200			469,432			436,612
Total liabilities and equity	$6,370,305			$4,048,757			$3,562,893
Net interest income		$63,338			$41,703			$37,561
Net interest rate spread (2)			4.16%			4.13%			4.22%
Net interest margin (3)			4.40%			4.39%			4.48%
Ratio of interest-earning assets to interest-bearing liabilities			161.73%			164.58%			165.68%

	Average Balance Sheet
	Six Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$110,116	$244	0.45%	$206,682	$427	0.42%
Investment securities	640,775	7,926	2.47%	319,742	3,510	2.20%
Loans receivable, net (1)	4,069,844	105,990	5.25%	2,710,226	74,442	5.52%
Total interest-earning assets	4,820,735	114,160	4.78%	3,236,650	78,379	4.87%
Noninterest-earning assets	395,209			180,510
Total assets	$5,215,944			$3,417,160
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$262,725	$143	0.11%	$171,396	$97	0.11%
Money market	1,458,127	2,554	0.35%	935,958	1,717	0.37%
Savings	161,487	106	0.13%	96,596	75	0.16%
Retail certificates of deposit
Wholesale/brokered certificates of deposit	206,978	817	0.80%	153,188	547	0.72%
Total interest-bearing deposits	2,560,146	5,216	0.41%	1,798,747	4,079	0.46%
FHLB advances and other borrowings	325,487	1,779	1.10%	105,544	649	1.24%
Subordinated debentures	74,604	2,124	5.69%	69,344	1,889	5.45%
Total borrowings	400,091	3,903	1.97%	174,888	2,538	2.92%
Total interest-bearing liabilities	2,960,237	9,119	0.62%	1,973,635	6,617	0.67%
Noninterest-bearing deposits	1,507,041			1,005,315
Other liabilities	38,528			30,117
Total liabilities	4,505,806			3,009,067
Stockholders' equity	710,138			408,093
Total liabilities and equity	$5,215,944			$3,417,160
Net interest income		$105,041			$71,762
Net interest rate spread (2)			4.16%			4.20%
Net interest margin (3)			4.39%			4.46%
Ratio of interest-earning assets to interest-bearing liabilities			162.85%			163.99%
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

Changes in our net interest income are a function of changes in volumes, days in a period and rates of interest-earning assets and interest-bearing liabilities. The following table presents the impact the volume, days in a period and rate changes have had on our net interest income for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•	Changes in volume (changes in volume multiplied by prior rate);

•	Changes in days in a period (changes in days in a period multiplied by daily interest);

•	Changes in interest rates (changes in interest rates multiplied by prior volume); and

•	The net change or the combined impact of volume, days in a period and rate changes allocated proportionately to changes in volume, days in a period and changes in interest rates.

	Three Months Ended June 30, 2017 Compared to Three Months Ended March 31, 2017 Increase (decrease) due to
	Volume	Days	Rate	Net
	(dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$52	$2	$22	$76
Investment securities	2,218	—	(106)	2,112
Loans receivable, net	19,584	698	836	21,118
Total interest-earning assets	21,854	700	752	23,306
Interest-bearing liabilities
Interest checking	36	1	—	37
Money market	565	17	28	610
Savings	38	1	(9)	30
Retail certificates of deposit	328	10	(112)	226
Wholesale/brokered certificates of deposit	22	5	16	43
FHLB advances and other borrowings	326	13	232	571
Subordinated debentures	144	—	10	154
Total interest-bearing liabilities	1,459	47	165	1,671
Change in net interest income	$20,395	$653	$587	$21,635

	Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016 Increase (decrease) due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$(50)	$21	$(29)
Investment securities	3,200	169	3,369
Loans receivable, net	25,554	(1,035)	24,519
Total interest-earning assets	28,704	(845)	27,859
Interest-bearing liabilities
Interest checking	40	—	40
Money market	711	(25)	686
Savings	42	(12)	30
Retail certificates of deposit	190	(22)	168
Wholesale/brokered certificates of deposit	113	34	147
FHLB advances and other borrowings	873	(22)	851
Subordinated debentures	150	10	160
Total interest-bearing liabilities	2,119	(37)	2,082
Change in net interest income	$26,585	$(808)	$25,777

	Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016 Increase (decrease) due to
	Volume	Days	Rate	Net
	(dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$(211)	$(1)	$29	$(183)
Investment securities	3,939	—	477	4,416
Loans receivable, net	35,898	(586)	(3,764)	31,548
Total interest-earning assets	$39,626	$(587)	$(3,258)	$35,781
Interest-bearing liabilities
Interest checking	$47	$(1)	$—	$46
Money market	945	(14)	(94)	837
Savings	47	(1)	(15)	31
Retail certificates of deposit	111	(9)	(149)	(47)
Wholesale/brokered certificates of deposit	208	(5)	67	270
FHLB advances and other borrowings	1,220	(10)	(80)	1,130
Subordinated debentures	130	—	105	235
Total interest-bearing liabilities	$2,708	$(40)	$(166)	$2,502
Change in net interest income	$36,918	$(547)	$(3,092)	$33,279

Provision for Loan Losses

A provision for loan losses was recorded for the second quarter of 2017 in the amount of $1.9 million, compared with a provision for loan losses of $2.5 million in the quarter ended March 31, 2017. Net loan recoveries were $76,000 for the recent quarter of 2017, compared with net loan charge-offs of $723,000 for the quarter ended March 31, 2017. Lower credit losses as evidenced by net loan recoveries of $76,000 contributed to the decrease in our provision for loan losses.

The $1.9 million provision for loan losses during the second quarter of 2017 increased by $315,000 from the second quarter of 2016. Net loan recoveries were $76,000 for the recent quarter of 2017, compared with net loan charge-offs of $1.1 million from the second quarter of 2016.

For the first six months of 2017, we recorded a $4.4 million provision for loan losses, an increase from
$2.7 million recorded for the first six months of 2016. The increase in the provision for loan losses was primarily due to loan growth. Net loan charge-offs amounted to $647,000 for the first six months of 2017, a decrease from $1.1 million for the first six months of 2016.

For purchased credit impaired loans, charge-offs are recorded when there is a decrease in the estimated cash flows of the credit from original cash flow estimates. Purchased credit impaired loans were recorded at their estimated fair value, which incorporated our estimated expected cash flows until the ultimate resolution of these credits. To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan losses or charge-offs will be recognized into earnings or against the allowance, if applicable. To the extent actual or projected cash flows are more than originally estimated, the increase in cash flows is prospectively recognized in loan interest income. Due to the accounting rules associated with our purchased credit impaired loans, each quarter we are required to re-estimate cash flows which could cause volatility in our reported net interest margin and provision for loan losses. During the second quarter of 2017, no additional allowance was recorded associated with certain purchased credit impaired loans. See “Allowance for Loan Losses” discussed below in this Quarterly Report on Form 10-Q.

Noninterest Income

Noninterest income for the second quarter of 2017 was $8.8 million, an increase of $4.1 million, or 87%, from the first quarter of 2017. The increase from the first quarter of 2017 was primarily related to a $2.1 million increase in net gain from the sale of $213 million of investment securities, a $799,000 increase in deposit fees and a $1.1 million increase in other income all related to the HEOP acquisition. During the recent quarter of 2017, the Bank sold $29.6 million of Small Business Administration ("SBA") loans for a gain of $2.9 million, compared with $30.4 million of SBA loans sold and a gain of $2.6 million in the quarter ended March 31, 2017.

Noninterest income for the second quarter of 2017 increased $4.3 million, or 97%, compared to the second quarter of 2016. The increase from the second quarter of 2016 was primarily related to a $1.6 million increase in net gain from the sale of investment securities, a $829,000 increase in deposit fees, a $763,000 increase in net gain from sales of loans and a $1.2 million increase in other income.

For the first six months of 2017, noninterest income totaled $13.4 million, an increase from $9.3 million for the first six months of 2016. The increase was primarily related to higher net gain from sale of loans of $1.7 million and higher net gain from sales of investment securities of $808,000. In addition, higher deposit fees of $848,000 were received, primarily as a result of the HEOP acquisition in the second quarter of 2017.

Noninterest Expense

 Noninterest expense totaled $48.5 million for the second quarter of 2017, an increase of $18.7 million, or 63%, compared with the first quarter of 2017. The increase was primarily driven by merger-related expenses of $10.1 million for the HEOP acquisition in the second quarter of 2017 compared with $4.9 million for the first quarter of 2017. In addition, the Company had higher compensation and benefits expenses during the first quarter of 2017 of $6.7 million.

In comparison to the second quarter of 2016, noninterest expense grew by $24.8 million, or 105%. The $24.8 million increase in noninterest expense includes a $9.6 million increase in merger-related expenses and a $8.5 million increase in compensation and benefits expenses associated with both the acquisition of HEOP and an increase in staffing to support organic growth.

Noninterest expense totaled $78.2 million for the first six months of 2017, an increase of $30.9 million, or 65%, compared with the first six months of 2016. The increase was primarily driven by merger-related expenses of $15.1 million for the HEOP acquisition in the first six months of 2017 compared with $3.6 million for the first six months of 2016 for the SCAF acquisition. In addition, the Company had higher compensation and benefits expenses during the first six months of 2017 of $11.7 million.

The Company’s efficiency ratio was 52.3% for the second quarter of 2017, compared to 52.3% for the first quarter of 2017 and 54.4% for the second quarter of 2016. The Company's efficiency ratio was 52.3% for the first six months of 2017, compared to 53.6% for the first six months of 2016.

Income Taxes

For the three months ended June 30, 2017, March 31, 2017 and June 30, 2016, income tax expense was $7.5 million, $4.6 million and $6.4 million, respectively, and the effective income tax rate was 34.7%, 32.7% and 38.0%, respectively. The decrease in the effective tax rate in 2017 as compared to 2017 was primarily the result of the adoption of ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting, which went into effect for the Company on January 1, 2017. As a result of the adoption of ASU 2016-09, the Company began recognizing the tax effects of exercised or vested awards as discrete items in the reporting period in which they occur, resulting in a $1.6 million tax benefit to the Company for the six months ended June 30, 2017.

The Company did not have unrecognized tax benefits that related to uncertainties associated with federal and state income tax matters as of June 30, 2017 and December 31, 2016.

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

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on this analysis, Management has determined that a valuation allowance for deferred tax assets was not required as of June 30, 2017.

FINANCIAL CONDITION

At June 30, 2017, assets totaled $6.4 billion, an increase of $2.4 billion, or 60%, from December 31, 2016. The increase from the prior quarter was primarily due to the acquisition of HEOP, which after purchase accounting adjustments, added $1.4 billion in gross loans and $443 million in investment securities, of which $213 million were sold subsequent to the acquisition, and goodwill of $268 million was recognized in the acquisition.

Loans

Loans held for investment totaled $4.9 billion at June 30, 2017, an increase of $1.5 billion, or 44%, from December 31, 2016. The increase from December 31, 2016 was primarily due to the acquisition of HEOP, which after purchase accounting adjustments, added $1.4 billion in gross loans and organic loan commitments of $947 million during the first six months of 2017.

The total end-of-period weighted average contractual interest rate on loans, excluding fees and discounts, at June 30, 2017 was 4.79%, compared to 4.81% at December 31, 2016.

The following table sets forth the composition of our loan portfolio in dollar amounts, as a percentage of the portfolio and gives the weighted average interest rate by loan category at the dates indicated:

	June 30, 2017			At December 31, 2016
	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
	(dollars in thousands)
Business loans:
Commercial and industrial	$733,852	15.1%	4.98%	$563,169	17.4%	4.82%
Franchise	565,415	11.6	5.28	459,421	14.1	5.24
Commercial owner occupied (1)	729,476	15.0	4.64	454,918	14.0	4.76
SBA	108,224	2.2	6.05	96,705	3.0	5.63
Agriculture	98,842	2.0	4.87	—	—	—
Real estate loans:
Commercial non-owner occupied	1,095,184	22.5	4.54	586,975	18.1	4.63
Multi-family	746,547	15.3	4.30	690,955	21.3	4.28
One-to-four family (2)	322,048	6.6	4.34	100,451	3.1	4.62
Construction	289,600	6.0	6.01	269,159	8.3	5.57
Farmland	136,587	2.8	4.55	—	—	—
Land	31,799	0.7	5.58	19,829	0.6	5.36
Other loans	7,309	0.2	6.25	4,112	0.1	5.60
Total gross loans (3)	4,864,883	100.0%	4.79%	3,245,694	100.0%	4.81%
Plus: Deferred loan origination costs/(fees) and premiums/(discounts), net	568			3,630
Total loans	4,865,451			3,249,324
Less: Loans held for sale, at lower of cost or fair value	6,840			7,711
Loans held for investment	4,858,611			3,241,613
Allowance for loan losses	(25,055)			(21,296)
Loans held for investment, net	$4,833,556			$3,220,317
______________________________
(1) Secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans for June 30, 2017 are net of the unaccreted fair value purchase discounts of $25.2 million.

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. At June 30, 2017 and December 31, 2016, loans delinquent 30 or more days as a percentage of total gross loans was 0.06%, compared to 0.03% at December 31, 2016.

The following table sets forth delinquencies in the Company’s loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At June 30, 2017
Business loans:
Commercial and industrial	5	$225	6	$280	2	$97	13	$602
Franchise	—	—	1	901	2	172	3	1,073
Commercial owner occupied	1	17	3	18	2	132	6	167
Real estate loans:
Commercial non-owner occupied	—	—	1	529	—	—	1	529
Multi-family	—	—	1	237	—	—	1	237
One-to-four family	3	354	—	—	2	41	5	395
Construction/Land/Other	3	4	—	—	1	12	4	16
Total	12	$600	12	$1,965	9	$454	33	$3,019
Delinquent loans to loans held for investment		0.01%		0.04%		0.01%		0.06%

At December 31, 2016
Business loans:
Commercial and industrial	2	$104	—	$—	2	$260	4	$364
SBA	—	—	—	—	3	316	3	316
Real estate loans:
One-to-four family	1	18	1	71	3	48	5	137
Land	—	—	—	—	1	15	1	15
Total	3	$122	1	$71	9	$639	13	$832
Delinquent loans to loans held for investment		—%		—%		0.02%		0.03%
______________________________
(1) All loans that are delinquent 90 days or more are on nonaccrual status and reported as part of nonperforming loans.

Allowance for Loan Losses.  The ALLL represents an estimate of probable incurred losses inherent in our loan portfolio and is based on our continual review of credit quality of the loan portfolio. The allowance contains a specific reserve component for loans that are determined to be impaired and a general reserve component for loans without credit impairment. The general reserve is determined by applying a systematically derived loss factor to individual segments of the loan portfolio. The adequacy and appropriateness of the ALLL and the individual loss factors are reviewed each quarter by management.

The loss factor for each segment of our loan portfolio is generally based on our actual historical loss rate experience supplemented by industry data where we lack loss history experience. The loss factor is adjusted by qualitative adjustment factors to arrive at a final loss factor for each loan portfolio segment. For additional information regarding the qualitative adjustments, please see “Allowances for Loan Losses” as discussed in our 2016 Annual Report. The qualitative factors allow management to assess current trends within our loan portfolio and the economic environment to incorporate their effect when calculating the ALLL. The final loss factors are applied to pass graded loans within our loan portfolio. Higher factors are applied to loans graded below pass, including classified and criticized assets.

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

At June 30, 2017, our ALLL was $25.1 million, an increase of $3.8 million from December 31, 2016. The increase in the allowance for loan losses at June 30, 2017 was mainly attributable to loan growth in the loan portfolio and, to a lesser extent, net loan charge-offs of $723,000. At June 30, 2017, given the composition of our loan portfolio, as well as the unamortized fair value discount of loans acquired, the ALLL was considered adequate to cover probable incurred losses inherent in the loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the ALLL change, the Company’s estimate of probable incurred loan losses could also change, which could affect the level of future provisions for loan losses.

The following table sets forth the Company’s ALLL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	June 30, 2017			December 31, 2016
Balance at End of Period Applicable to	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
	(dollars in thousands)
Business loans:
Commercial and industrial	$7,643	1.04%	15.1%	$6,362	1.13%	17.4%
Franchise	5,367	0.95	11.6	3,845	0.84	14.1
Commercial owner occupied	673	0.09	15.0	1,193	0.26	14.0
SBA	2,519	2.48	2.2	1,039	1.17	3.0
Agriculture	206	0.21	2.0	—	—	—
Real estate loans:
Commercial non-owner occupied	1,204	0.11	22.5	1,715	0.29	18.1
Multi-family	611	0.08	15.3	2,927	0.42	21.3
One-to-four family	724	0.22	6.6	365	0.36	3.1
Construction	5,036	1.74	6.0	3,632	1.35	8.3
Farmland	29	0.02	2.8	—	—	—
Land	959	3.02	0.7	198	1.00	0.6
Other Loans	84	1.15	0.2	20	0.49	0.1
Total	$25,055	0.52%	100.0%	$21,296	0.66%	100.0%

At June 30, 2017, the ratio of ALLL to loans held for investment was 0.52%, a decrease from 0.66% at December 31, 2016. Our remaining unamortized fair value discount on the loans acquired totaled $25.2 million at June 30, 2017, compared to $7.6 million at December 31, 2016.

The following table sets forth the activity within the Company’s ALLL in each of the loan categories listed for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31	June 30,	June 30,	June 30,
	2017	2017	2016	2016	2016
	(dollars in thousands)
Balance, beginning of period	$23,075	$21,296	$18,455	$21,296	$17,317
Provision for loan losses	1,904	2,502	1,589	4,406	2,709
Charge-offs:
Business loans:
Commercial and industrial	(110)	(752)	(710)	(862)	(710)
Franchise	—	—	(169)	—	(169)
Commercial owner occupied	—	—	(329)	—	(329)
SBA	—	(8)	(5)	(8)	(5)
Real estate:
One-to-four family	—	—	(7)	—	(7)
Total charge-offs	(110)	(760)	(1,220)	(870)	(1,220)
Recoveries :
Business loans:
Commercial and industrial	33	22	40	55	54
Commercial owner occupied	70	12	—	82	—
SBA	81	2	82	83	85
Real estate:
One-to-four family	1	1	5	2	6
Other loans	1	—	4	1	4
Total recoveries	186	37	131	223	149
Net loan (charge-offs) recoveries	76	(723)	(1,089)	(647)	(1,071)
Balance at end of period	$25,055	$23,075	$18,955	$25,055	$18,955

Ratios:
Net charge-offs (recoveries) to average total loans, net	—%	0.02%	0.04%	0.02%	0.04%
Allowance for loan losses to loans held for investment at end of period	0.52%	0.68%	0.65%	0.52%	0.65%

Investment Securities

We primarily use our investment portfolio for liquidity purposes and to support our interest rate risk management strategies. Investment securities available-for-sale totaled $703 million at June 30, 2017, an increase of $322 million, or 85%, from December 31, 2016. The increase in investment securities from December 31, 2016 was primarily the result of the acquisition of HEOP, which at acquisition added $445 million of securities, before purchase accounting adjustments, and purchases of $121 million, partially offset by approximately $213 million in sales of securities resulting in a gain of $2.1 million.

The following tables set forth the amortized cost, unrealized gains and losses, and estimated fair value of our investment securities portfolio at the dates indicated:

	June 30, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Agency	$54,388	$707	$(24)	$55,071
Corporate	53,498	1,001	(150)	54,349
Municipal bonds	247,242	5,194	(358)	252,078
Collateralized mortgage obligation: residential	46,095	312	(86)	46,321
Mortgage-backed securities: residential	296,324	893	(1,953)	295,264
Total investment securities available-for-sale	697,547	8,107	(2,571)	703,083
Investment securities held-to-maturity:
Mortgage-backed securities: residential	6,586	—	(47)	6,539
Other	1,164	—	—	1,164
Total securities held-to-maturity	7,750	—	(47)	7,703
Total investment securities	$705,297	$8,107	$(2,618)	$710,786

	December 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Corporate	$37,475	$372	$(205)	$37,642
Municipal bonds	120,155	338	(1,690)	118,803
Collateralized mortgage obligation: residential	31,536	25	(173)	31,388
Mortgage-backed securities: residential	196,496	69	(3,435)	193,130
Total investment securities available-for-sale	385,662	804	(5,503)	380,963
Investment securities held-to-maturity:
Mortgage-backed securities: residential	7,375	—	(104)	7,271
Other	1,190	—	—	1,190
Total investment securities held-to-maturity	8,565	—	(104)	8,461
Total investment securities	$394,227	$804	$(5,607)	$389,424

The following table sets forth the fair values and weighted average yields on our investment securities available-for-sale portfolio by contractual maturity at the date indicated:

	June 30, 2017
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
Investment securities available-for-sale:
Agency	$—	—%	$—	—%	$15,247	2.32%	$39,824	2.19%	$55,071	2.23%
Corporate	—	—	—	—	54,349	5.23	—	—	54,349	5.23
Municipal bonds	3,107	1.04	36,012	1.73	77,010	2.10	135,949	2.55	252,078	2.28
Collateralized mortgage obligation	—	—	—	—	3,660	2.23	42,661	2.44	46,321	2.42
Mortgage-backed securities	2,630	2.30	6,348	0.77	49,839	2.26	236,447	1.89	295,264	1.93
Total securities available-for-sale	5,737	1.62	42,360	1.59	200,105	3.01	454,881	2.17	703,083	2.36
Investment securities held-to-maturity:
Mortgage-backed securities	—	—	—	—	—	—	6,539	2.18	6,539	2.18
Other	—	—	—	—	—	—	1,164	0.93	1,164	0.93
Total securities held-to-maturity	—	—	—	—	—	—	7,703	2.00	7,703	2.00
Total securities	$5,737	1.62%	$42,360	1.59%	$200,105	3.01%	$462,584	2.16%	$710,786	2.36%

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

The Company realized no OTTI recovery for the quarter ended June 30, 2017, December 31, 2016 and June 30, 2016. The Company realized OTTI recovery of $1,000 for the quarter ended March 31, 2017. We recorded no impairment credit losses on available-for-sale securities in our consolidated statement of operations for the three months ended June 30, 2017, December 31, 2016 and June 30, 2016. A $207,000 OTTI was taken during the quarter ended March 31, 2016, related to a CRA investment purchased in June of 2014 with a par value of $50, and a book value of $500,000.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), restructured loans and OREO. It is our general policy to account for a loan as nonaccrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful.

Nonperforming assets totaled $767,000, or 0.01% of total assets at June 30, 2017, a decrease from $1.6 million, or 0.04% of total assets at December 31, 2016. At June 30, 2017, nonperforming loans totaled $395,000, or 0.01% of loans held for investment, a decrease from $1.1 million, or 0.04% of loans held for investment at December 31, 2016. Other real estate owned decreased to $372,000.

      The following table sets forth our composition of nonperforming assets at the dates indicated:

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Nonperforming assets
Business loans:
Commercial and industrial	$—	$250
Commercial owner occupied	206	436
SBA	73	316
Real estate:
One-to-four family	104	124
Land	12	15
Total nonperforming loans	395	1,141
Other real estate owned	372	460
Total nonperforming assets	$767	$1,601

Allowance for loan losses	$25,055	$21,296
Allowance for loan losses as a percent of total nonperforming loans	6,343%	1,866%
Nonperforming loans as a percent of loans held for investment	0.01	0.04
Nonperforming assets as a percent of total assets	0.01	0.04

Liabilities and Stockholders’ Equity

Total liabilities were $5.48 billion at June 30, 2017, compared to $3.58 billion at December 31, 2016. The increase of $1.9 billion, or 53%, from December 31, 2016 was primarily related to a $1.8 billion, or 57%, increase to deposits from December 31, 2016.

Deposits.  At June 30, 2017, deposits totaled $4.9 billion, an increase of $1.8 billion, or 57%, from December 31, 2016, primarily as a result of the acquisition of HEOP. Non-maturity deposits totaled $4.1 billion, 84% of total deposits, an increase of $1.6 billion, or 61% from December 31, 2016, highlighted by an increase in money market and savings accounts of $804 million, noninterest-bearing checking of $624 million and demand deposit of $141 million. Time deposits increased $232 million, or 40% from December 31, 2016, which included an increase of $34.6 million and $197 million to wholesale/brokered certificate of deposits and retail certificate of deposits, respectively.

The total end of period weighted average rate of deposits at June 30, 2017 was 0.28%, a decrease from 0.32% December 31, 2016.

Our ratio of loans held for investment to deposits was 98.2% and 103.1% at June 30, 2017 and December 31, 2016, respectively.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented:

	June 30, 2017			December 31, 2016
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Noninterest-bearing checking	$1,810,047	36.6%	—%	$1,185,768	37.7%	—%
Interest-bearing deposits:
Checking	323,818	6.5	0.11	182,893	5.8	0.11
Money market	1,796,678	36.3	0.36	1,100,787	35.1	0.34
Savings	212,453	4.3	0.15	101,574	3.2	0.14
Time deposit accounts:
Less than 1.00%	489,375	9.9	0.62	416,649	13.2	0.61
1.00 - 1.99	310,700	6.3	1.16	153,012	4.9	1.14
2.00 - 2.99	5,969	0.1	2.18	4,413	0.1	2.25
3.00 - 3.99	51	—	3.87	37	—	3.85
4.00 - 4.99	50	—	4.33	3	—	4.93
5.00 and greater	290	—	5.07	445	—	5.07
Total time deposit accounts	806,435	16.3	0.84	574,559	18.2	0.80
Total interest-bearing deposits	3,139,384	63.4	0.44	1,959,813	62.3	0.48
Total deposits	$4,949,431	100.0%	0.28%	$3,145,581	100.0%	0.32%

Borrowings.  At June 30, 2017, total borrowings amounted to $477 million, a decrease of $79.7 million, or 20%, from December 31, 2016. At June 30, 2017, total borrowings represented 7.4% of total assets and had an end of period weighted average rate of 2.0%, compared with 9.8% of total assets at a weighted average rate of 1.6% at December 31, 2016.

At June 30, 2017, total borrowings were comprised of the following:

•	FHLB advances of $346 million at 1.28%;

•	Subordinated notes of $60 million at 5.75% due September 3, 2024. For additional information about the subordinated notes, see Note 8 to the Consolidated Financial Statements in this report;

•
Three reverse repurchase agreements totaling $28.5 million at a weighted average rate of 3.26% with $10 million due in February 2018 and $18.5 million due in September 2018. These agreements are secured by government sponsored entity MBS securities with a par value of $31.7 million and a fair value of $32.9 million;

•
HOA reverse repurchase agreements totaling $20.9 million at a weighted average rate of .02% and secured by government sponsored entity MBS securities with a par value of $24.5 million and a fair value of $25.2 million; and

•
Subordinated debentures used to fund the issuance of trust preferred securities in 2004 of $10.3 million at 3.91% due April 7, 2034. For additional information about the subordinated debentures and trust preferred securities, see Note 8 to the Consolidated Financial Statements in this report.

•
$5.2 million of floating rate junior subordinated debt securities to Heritage Oaks Capital Trust II. Interest is payable quarterly at three-month LIBOR plus 1.72% per annum, for an effective rate of 2.87% per annum as of June 30, 2017. At June 30, 2017, the carrying value of these debentures was $3.9 million, which reflects purchase accounting fair value adjustments of 1.4 million.

•
$3.1 million of floating rate junior subordinated debt associated with Mission Community Capital Trust I. The carrying value of Mission Community Capital Trust I was $2.8 million which reflects purchase accounting fair value adjustments of $342,000. Interest is payable quarterly at three-month LIBOR plus 2.95% per annum, for an effective rate of 4.10844% per annum as of June 30, 2017.

•
$5.2 million of floating rate junior subordinated debt associated Santa Lucia Bancorp (CA) Capital Trust. The carrying value of Santa Lucia Bancorp (CA) Capital Trust was $3.7 million, which reflects purchase accounting fair value adjustments $1.5 million. Interest is payable quarterly at three-month LIBOR plus 1.48% per annum, for an effective rate of 2.63844% per annum as of June 30, 2017.

The following table sets forth certain information regarding the Company’s borrowed funds at the dates indicated:

	June 30, 2017		December 31, 2016
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
FHLB advances	$346,202	1.28%	$278,000	0.55%
Reverse repurchase agreements	51,065	1.82	49,971	1.87
Subordinated debentures	79,800	5.09	69,383	5.35
Total borrowings	$477,067	1.98%	$397,354	1.55%

Weighted average cost of borrowings during the quarter	2.00%		2.75%
Borrowings as a percent of total assets	7.4		9.8

Stockholders’ Equity.  Total stockholders’ equity was $960 million as of June 30, 2017, an increase from $460 million at December 31, 2016. The current year increase of $500 million in stockholders’ equity was primarily related to the issuance of $465 million of stock in the acquisition of HEOP as well as net income for the first six months of 2017 of $23.7 million.

Our book value per share increased to $23.96 at June 30, 2017 from $16.54 at December 31, 2016. At June 30, 2017, the Company’s tangible common equity to tangible assets ratio was 9.18%, an increase from 8.86% at December 31, 2016.

Tangible common equity to tangible assets (the “tangible common equity ratio”) is a non-GAAP financial measure derived from GAAP-based amounts. We calculate the tangible common equity ratio by deducting the balance of intangible assets from common shareholders’ equity and dividing by period end tangible assets which also deducts intangible assets. We believe that this information is important to shareholders as tangible equity is a measure that is consistent with the calculation of capital for bank regulatory purposes, which excludes intangible assets from the calculation of risk-based ratios.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
GAAP Reconciliation
(dollars in thousands)

	June 30,	December 31,
	2017	2016
Total stockholders’ equity	$959,731	$459,740
Less: Intangible assets	(405,869)	(111,941)
Tangible common equity	$553,862	$347,799

Total assets	$6,440,631	$4,036,311
Less: Intangible assets	(405,869)	(111,941)
Tangible assets	$6,034,762	$3,924,370

Tangible common equity ratio	9.18%	8.86%

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

Our primary sources of funds generated during the first six months of 2017 were from:

•	Proceeds of $217 million from the sale or maturity of securities available-for-sale;

•	Net increase of $131 million in deposit accounts;

•	Cash of $77.1 million acquired in the acquisition;

•	Proceeds of $65.5 million from the sale and principal payments on loans held for sale; and

•	Principal payments on securities available-for-sale of $34.5 million.

We used these funds to:

•	Originate loans of $492 million;

•	Purchase of securities available-for-sale of $110 million;

•	Originate loans held for sale of $61.4 million; and

•	Reduce borrowings by $59.3 million.

Our most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on our operating, lending and investing activities during any given period. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. At June 30, 2017, cash and cash equivalents totaled $229 million and the market value of our investment securities available-for-sale totaled $703 million. If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve’s lending programs and loan sales. As of June 30, 2017, the maximum amount we could borrow through the FHLB was $1.88 billion, of which $951 million was available for borrowing based on collateral pledged of $1.1 billion in real estate loans. At June 30, 2017, we had $346 million in FHLB borrowings against that available balance. At June 30, 2017, we also had unsecured lines of credit aggregating $221 million, which consisted of $168 million with other financial institutions from which to draw funds and $3.3 million with the FRB and one reverse repo line with a correspondent bank of $50 million. For the quarter ended June 30, 2017, our average liquidity ratio was 11.52%, which is above the Company's policy of 10.0%. The Company regularly models liquidity stress scenarios to ensure that adequate liquidity is available and has contingency funding plans in place which are reviewed and tested on a regular basis.

To the extent that 2017 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 15% of total deposits, as a secondary source for funding. At June 30, 2017, we had $234 million in brokered time deposits, which constituted 4.7% of total deposits at that date.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation's primary sources of liquidity are dividends from the Bank. In addition, the Corporation acquired a line of credit with Wells Fargo, with availability of $15 million. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations.

The Corporation has never declared or paid dividends on its common stock and, at this time, does not anticipate declaring or paying any cash dividends in the foreseeable future. The Corporation’s board of directors authorized in June 2012 a stock repurchase plan, which allows the Corporation to proactively manage its capital position and return excess capital to its stockholders. The repurchase plan authorizes the repurchase of up to 1,000,000 shares of the Company’s common stock. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. Also, please see Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	June 30, 2017
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(dollars in thousands)
Contractual obligations
FHLB advances	$284,500	$20,500	$41,000	$—	$346,000
Other borrowings	10,000	18,500	—	—	28,500
Subordinated debentures	—	—	—	79,800	79,800
Certificates of deposit	624,096	155,923	21,830	4,586	806,435
Operating leases	5,028	7,619	3,012	3,550	19,209
Total contractual cash obligations	$923,624	$202,542	$65,842	$87,936	$1,279,944

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed. Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. As of June 30, 2017, we had commitments to extend credit on existing lines and letters of credit of $1.0 billion, compared to $581 million at December 31, 2016 and $625 million at June 30, 2016.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	June 30, 2017
	Less than 1 year	1 - 5 years	3 - 5 years	More than 5 years	Total
	(dollars in thousands)
Other commitments
Commercial and industrial	$413,908	$107,837	$7,059	$31,889	$560,693
Construction	127,322	129,986	5,000	1,012	263,320
Agriculture and Farmland	33,220	6,552	2,528	1,318	43,618
Home equity lines of credit	856	6,148	2,013	50,396	59,413
Standby letters of credit	19,442	107	10,162	—	29,711
All other	16,952	3,853	8,893	14,828	44,526
Total other commitments	$611,700	$254,483	$35,655	$99,443	$1,001,281

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

Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At June 30, 2017, the Company and Bank are in compliance with the capital conservation buffer requirement. The capital conservation buffer will increase by 0.625% each year starting in 2016 through 2019, at which point, the common equity tier 1, tier 1 and total capital ratio minimums inclusive of the capital conservation buffer will be 7.0%, 8.5% and 10.5%, respectively.

As defined in applicable regulations and set forth in the table below, the Company and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the “well capitalized” standards at the dates indicated:

	Actual	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer Phase-In for 2017	Minimum Required Plus Capital Conservation Buffer Fully Phased-In	Minimum Required For Well Capitalized Requirement
At June 30, 2017
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 Leverage Ratio	9.85%	4.00%	4.00%	4.00%	N/A
Common Equity Tier 1 to Risk-Weighted Assets	10.71%	4.50%	5.75%	7.00%	N/A
Tier 1 Capital to Risk-Weighted Assets	11.09%	6.00%	7.25%	8.50%	N/A
Total Capital to Risk-Weighted Assets	12.70%	8.00%	9.25%	10.50%	N/A

Pacific Premier Bank
Tier 1 Leverage Ratio	10.54%	4.00%	4.00%	4.00%	5.00%
Common Equity Tier 1 to Risk-Weighted Assets	11.85%	4.50%	5.75%	7.00%	6.50%
Tier 1 Capital to Risk-Weighted Assets	11.85%	6.00%	7.25%	8.50%	8.00%
Total Capital to Risk-Weighted Assets	12.35%	8.00%	9.25%	10.50%	10.00%

	Actual	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer Phase-In for 2017	Minimum Required Plus Capital Conservation Buffer Fully Phased-In	Minimum Required For Well Capitalized Requirement
At December 31, 2016
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 Leverage Ratio	9.78%	4.00%	4.00%	4.00%	N/A
Common Equity Tier 1 to Risk-Weighted Assets	10.12%	4.50%	5.125%	7.00%	N/A
Tier 1 Capital to Risk-Weighted Assets	10.41%	6.00%	6.625%	8.50%	N/A
Total Capital to Risk-Weighted Assets	12.72%	8.00%	8.625%	10.50%	N/A

Pacific Premier Bank
Tier 1 Leverage Ratio	10.94%	4.00%	4.00%	4.00%	5.00%
Common Equity Tier 1 to Risk-Weighted Assets	11.65%	4.50%	5.125%	7.00%	6.50%
Tier 1 Capital to Risk-Weighted Assets	11.65%	6.00%	6.625%	8.50%	8.00%
Total Capital to Risk-Weighted Assets	12.29%	8.00%	8.625%	10.50%	10.00%

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2012, the board of directors authorized its second stock repurchase program. Under the repurchase program, management is authorized to repurchase up to 1,000,000 shares of the Company’s common stock. The program may be limited or terminated at any time without prior notice. The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the second quarter of 2017.

Month of Purchase	Total Number of shares purchased/ returned	Average price paid per share	Total number of shares repurchased as part of the publicly announced program	Maximum number of shares that may yet be purchased under the program at end of month
March-2017	—	—	—	762,545
April-2017	—	—	—	762,545
May-2017	—	—	—	762,545
June-2017	—	—	—	762,545
Total/Average	—	—	—	762,545

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit 10.1	Pacific Premier Bancorp, Inc. Amended and Restated 2012 Long-Term Incentive Plan, as amended (1)*
Exhibit 10.2	Form of 2012 Long-Term Incentive Plan Named Executive Officer Incentive Restricted Stock Award Agreement (1)*
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference from the Registrant's Form 8-K filed with the SEC on June 2, 2017.
* Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

August 4, 2017	By:	/s/ Steven R. Gardner
Date		Steven R. Gardner
Chairman, President and Chief Executive Officer
(principal executive officer)

August 4, 2017	By:	/s/ Ronald J. Nicolas, Jr.
Date		Ronald J. Nicolas, Jr.
Sr. Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document