Form 10-Q
period 2017-09-30
PACIFIC PREMIER BANCORP INC
filed 2017-11-07
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

The number of shares outstanding of the registrant’s common stock as of November 6, 2017 was 46,219,559.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)
(unaudited)

ASSETS	September 30, 2017	December 31, 2016
Cash and due from banks	$35,713	$14,706
Interest-bearing deposits with financial institutions	85,649	142,151
Cash and cash equivalents	121,362	156,857
Interest-bearing time deposits with financial institutions	4,437	3,944
Investments held-to-maturity, at amortized cost (fair value of $18,577 as of September 30, 2017 and $8,461 as of December 31, 2016)	18,627	8,565
Investment securities available-for-sale, at fair value	703,944	380,963
FHLB, FRB and other stock, at cost	58,344	37,304
Loans held for sale, at lower of cost or fair value	44,343	7,711
Loans held for investment	5,009,317	3,241,613
Allowance for loan losses	(27,143)	(21,296)
Loans held for investment, net	4,982,174	3,220,317
Accrued interest receivable	20,527	13,145
Other real estate owned	372	460
Premises and equipment	45,725	12,014
Deferred income taxes, net	22,023	16,807
Bank owned life insurance	75,482	40,409
Intangible assets	33,545	9,451
Goodwill	371,677	102,490
Other assets	29,752	25,874
Total Assets	$6,532,334	$4,036,311
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts:
Noninterest-bearing checking	$1,890,241	$1,185,768
Interest-bearing:
Checking	304,295	182,893
Money market/savings	2,009,781	1,202,361
Retail certificates of deposit	573,652	375,203
Wholesale/brokered certificates of deposit	240,184	199,356
Total interest-bearing	3,127,912	1,959,813
Total deposits	5,018,153	3,145,581
FHLB advances and other borrowings	382,173	327,971
Subordinated debentures	79,871	69,383
Accrued expenses and other liabilities	70,477	33,636
Total Liabilities	5,550,674	3,576,571
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 40,162,026 shares at September 30, 2017 and 27,798,283 shares at December 31, 2016	397	274
Additional paid-in capital	817,809	345,138
Retained earnings	160,978	117,049
Accumulated other comprehensive income (loss), net of tax	2,476	(2,721)
Total Stockholders' Equity	981,660	459,740
Total Liabilities and Stockholders' Equity	$6,532,334	$4,036,311

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share data)
(unaudited)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2017	2017	2016	2017	2016
INTEREST INCOME
Loans	$64,915	$63,554	$40,487	$170,905	$114,929
Investment securities and other interest-earning assets	5,246	5,179	1,942	13,416	5,879
Total interest income	70,161	68,733	42,429	184,321	120,808
INTEREST EXPENSE
Deposits	3,557	3,081	2,136	8,774	6,215
FHLB advances and other borrowings	1,162	1,175	314	2,940	963
Subordinated debentures	1,151	1,139	970	3,275	2,859
Total interest expense	5,870	5,395	3,420	14,989	10,037
Net interest income before provision for loan losses	64,291	63,338	39,009	169,332	110,771
Provision for loan losses	2,049	1,904	4,013	6,455	6,722
Net interest income after provision for loan losses	62,242	61,434	34,996	162,877	104,049
NONINTEREST INCOME
Loan servicing fees	276	143	288	641	769
Deposit fees	1,117	986	422	2,521	1,267
Net gain from sales of loans	3,439	2,887	3,122	9,137	7,152
Net gain from sales of investment securities	896	2,093	512	2,989	1,797
Net gain from other real estate owned	—	94	—	94	18
Other income	2,493	2,556	1,624	6,281	4,282
Total noninterest income	8,221	8,759	5,968	21,663	15,285
NONINTEREST EXPENSE
Compensation and benefits	21,707	21,625	14,181	58,218	39,018
Premises and occupancy	4,016	3,733	2,576	10,202	7,306
Data processing	2,082	2,439	1,223	5,708	3,021
Other real estate owned operations, net	3	44	5	59	16
FDIC insurance premiums	379	818	442	1,652	1,225
Legal, audit and professional expense	1,978	1,281	737	4,177	2,149
Marketing expense	1,248	1,006	1,683	3,072	3,116
Office, telecommunications and postage expense	835	922	612	2,190	1,666
Loan expense	1,017	1,068	534	2,553	1,477
Deposit expense	1,655	1,663	1,315	4,762	3,516
Merger-related expense	503	10,117	—	15,566	3,616
CDI amortization	1,761	1,761	525	4,033	1,514
Other expense	2,428	2,019	2,027	5,663	5,565
Total noninterest expense	39,612	48,496	25,860	117,855	73,205
Net income before income taxes	30,851	21,697	15,104	66,685	46,129
Income tax	10,619	7,521	5,877	22,756	17,977
Net Income	$20,232	$14,176	$9,227	$43,929	$28,152
EARNINGS PER SHARE
Basic	$0.51	$0.36	$0.34	$1.23	$1.05
Diluted	$0.50	$0.35	$0.33	$1.20	$1.03
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	39,709,565	39,586,524	27,387,123	35,652,626	26,776,140
Diluted	40,486,114	40,394,236	27,925,351	36,455,945	27,245,108

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2017	2017	2016	2017	2016
Net income	$20,232	$14,176	$9,227	$43,929	$28,152
Other comprehensive income, net of tax:
Unrealized holding gains/(loss) on securities arising during the period, net of income taxes (1)	(196)	6,336	(441)	7,153	2,071
Reclassification adjustment for net (gains)/losses on sale of securities included in net income, net of income taxes (2)	(588)	(1,368)	(296)	(1,956)	(1,040)
Other comprehensive income, net of tax	(784)	4,968	(737)	5,197	1,031
Comprehensive income, net of tax	$19,448	$19,144	$8,490	$49,126	$29,183
______________________________
(1) Income tax (benefit) on the unrealized gains (losses) on securities was $(253,000) for the three months ended September 30, 2017, $4.3 million for the three months ended June 30, 2017, $(366,000) for the three months ended September 30, 2016, $4.7 million for the nine months ended September 30, 2017 and $1.5 million for the nine months ended September 30, 2016.

(2) Income tax (benefit) on the reclassification adjustment for net (gains) losses on sale of securities included in net income was $308,000 for the three months ended September 30, 2017, $725,000 for the three months ended June 30, 2017, $216,000 for the three months ended September 30, 2016, $1,033,000 for the nine months ended September 30, 2017 and $756,000 for the nine months ended September 30, 2016.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2016	27,798,283	$274	$345,138	$117,049	$(2,721)	$459,740
Net income	—	—	—	43,929	—	43,929
Other comprehensive income	—	—	—	—	5,197	5,197
Share-based compensation expense	—	—	4,246	—	—	4,246
Issuance of restricted stock, net	4,085	—	—	—	—	—
Common stock issued	11,971,917	120	464,862	—	—	464,982
Goodwill adjustment	—	—	500	—	—	500
Repurchase of common stock	—	—	(1,259)	—	—	(1,259)
Exercise of stock options	387,741	3	4,322	—	—	4,325
Balance at September 30, 2017	40,162,026	$397	$817,809	$160,978	$2,476	$981,660

Balance at December 31, 2015	21,570,746	$215	$221,487	$76,946	$332	$298,980
Net income	—	—	—	28,152	—	28,152
Other comprehensive income	—	—	—	—	1,031	1,031
Share-based compensation expense	—	—	1,831	—	—	1,831
Issuance of restricted stock, net	218,236	—	—	—	—	—
Common stock issued	5,815,051	58	119,325	—	—	119,383
Exercise of stock options	52,500	—	588	—	—	588
Balance at September 30, 2016	27,656,533	$273	$343,231	$105,098	$1,363	$449,965

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$43,929	$28,152
Adjustments to net income:
Depreciation and amortization expense	3,378	2,107
Provision for loan losses	6,455	6,722
Share-based compensation expense	4,246	1,831
(Gain) loss on sale and disposal of premises and equipment	235	420
Gain on sale of or write down of other real estate owned	(94)	(18)
Net amortization on securities available-for-sale, net	5,693	8,060
Net accretion of discounts/premiums for loans acquired and deferred loan fees/costs	1,373	(8,832)
Gain on sale of investment securities available-for-sale	(2,989)	(1,797)
Other-than-temporary impairment recovery on investment securities, net	(1)	—
Originations of loans held for sale	(130,040)	(76,570)
Proceeds from the sales of and principal payments from loans held for sale	100,938	83,317
Gain on sale of loans	(9,137)	(7,152)
Deferred income tax expense (benefit)	1,651	(1,756)
Change in accrued expenses and other liabilities, net	9,930	1,388
Income from bank owned life insurance, net	(1,349)	(871)
Amortization of core deposit intangible	4,033	1,513
Change in accrued interest receivable and other assets, net	1,665	3,272
Net cash provided by operating activities	39,916	39,786
Cash flows from investing activities:
Net increase in interest-bearing time deposits with financial institutions	(493)	—
Proceeds from sale of real estate owned	182	—
Increase in loans, net	(404,768)	(370,196)
Change in other real estate owned from sales and write-downs	—	468
Principal payments on securities available-for-sale	55,473	27,434
Purchase of securities available-for-sale	(168,697)	(102,010)
Proceeds from sale or maturity of securities available-for-sale	248,043	229,855
Proceeds from the sale of premises and equipment	—	10,263
Proceeds from bank owned life insurance death benefit	199	—
Purchases of premises and equipment	(2,421)	(10,499)
Change in FHLB, FRB, and other stock, at cost	(11,301)	(7,674)
Cash acquired in acquisitions, net	76,531	40,304
Net cash used in investing activities	(207,252)	(182,055)
Cash flows from financing activities:
Net increase in deposit accounts	203,119	228,037
Change in FHLB advances and other borrowings, net	(74,344)	(60,869)
Proceeds from exercise of stock options and warrants	4,325	588
Repurchase of common stock	(1,259)	—
Net cash provided by financing activities	131,841	167,756
Net increase in cash and cash equivalents	(35,495)	25,487
Cash and cash equivalents, beginning of period	156,857	78,417
Cash and cash equivalents, end of period	$121,362	$103,904

Supplemental cash flow disclosures:
Interest paid	$12,696	$10,956
Income taxes paid	1,405	13,139
Noncash investing activities during the period:
Security purchases settled in subsequent period	18,755	—
Transfers from portfolio loans to loans held for sale	31,685	—
Assets acquired (liabilities assumed and capital created) in acquisitions (See Note 4):
Investment securities	442,923	190,254
FHLB and Other Stock	9,739	3,671
Loans	1,364,649	456,158
Core deposit intangible	28,123	4,319
Deferred income tax	9,986	6,748
Goodwill	269,187	51,658
Fixed assets	34,902	4,190
Other assets	45,475	5,691
Deposits	(1,669,550)	(636,591)
Other borrowings	(139,034)	—
Other liabilities	(8,061)	(8,843)
Common stock and additional paid-in capital	(465,482)	(120,174)

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(UNAUDITED)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2017 and December 31, 2016, the results of its operations and comprehensive income for the three months ended September 30, 2017, June 30, 2017 and September 30, 2016 and the nine months ended September 30, 2017 and September 30, 2016 and the changes in stockholders’ equity and cash flows for the nine months ended September 30, 2017 and 2016. Operating results or comprehensive income for the nine months ended September 30, 2017 are not necessarily indicative of the results or comprehensive income that may be expected for any other interim period or the full year ending December 31, 2017.

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

The Company accounts for its investments in its wholly owned special purpose entities, PPBI Trust I, Heritage Oaks Capital Trust II, Mission Community Capital Trust I, and Santa Lucia Bancorp (CA) Capital Trust, under the equity method whereby the subsidiary’s net earnings are recognized in the Company’s statement of income.

Note 2 – Recently Issued Accounting Pronouncements

Accounting Standards Adopted in 2017

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting. The amendments simplify several aspects of the accounting for share-based payment award transactions, including accounting for excess tax benefits and tax deficiencies, classifying excess tax benefits on the statement of cash flows, accounting for forfeitures, classifying awards that permit share repurchases to satisfy statutory tax-withholding requirements and classifying tax payments on behalf of employees on the statement of cash flows. For public business entities, the amendment is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. As a result of the adoption of ASU 2016-09, the Company began recognizing the tax effects of exercised or vested awards as discrete items in the reporting period in which they occur, resulting in a $355,000 and a $2.0 million tax benefit to the Company for the three and nine months ended September 30, 2017, respectively.

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

ASU 2014-09, Revenue From Contracts With Customers (Topic 606), ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11 Revenue Recognition (Topic 605) and Derivatives ad Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20 Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements to Topic 606. The FASB amended existing guidance related to revenue from contracts with customers, superseding and replacing nearly all existing revenue recognition guidance, including industry-specific guidance, establishing a new control-based revenue recognition model, changing the basis for deciding when revenue is recognized over time or at a point in time, providing new and more detailed guidance on specific topics and expanding and improving disclosures about revenue. In addition, this guidance specifies the accounting for some costs to obtain or fulfill a contract with a customer. The amendments are effective for public entities for annual reporting periods beginning after December 15, 2017. A substantial portion of the Company’s revenues represent interest and fee income generated from financial instruments such as loans and investment securities. Revenues generated from financial instruments such as these are not within the scope of this guidance. Revenue sources that are within the scope of this guidance include service charges and fees on deposit accounts. The Company is in the process of reviewing non-interest income revenue sources to determine if they are within the scope of the new guidance. The Company does not expect the adoption will have a significant impact on its Consolidated Financial Statements.

Note 3 – Significant Accounting Policies

Our accounting policies are described in Note 1. Description of Business and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission ("Form 10-K"). Select policies have been reiterated below that have a particular affiliation to our interim financial statements.

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

Note 4 – Acquisitions

The Company accounted for the following transactions under the acquisition method of accounting, which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determined the fair value of the loans, core deposit intangible, securities and deposits with the assistance of third party valuations.

Heritage Oaks Bancorp Acquisition

Effective as of April 1, 2017, the Company completed the acquisition of Heritage Oaks Bancorp ("HEOP"), the holding company of Heritage Oaks Bank, a Paso Robles, California based state-chartered bank (“Heritage Oaks Bank”) with $2.0 billion in total assets, $1.4 billion in gross loans and $1.7 billion in total deposits at March 31, 2017. Heritage Oaks Bank operates branches within San Luis Obispo and Santa Barbara Counties and a loan production office in Ventura County.

Pursuant to the terms of the merger agreement, each outstanding share of HEOP common stock was converted into the right to receive 0.3471 shares of corporate common stock. The value of the total deal consideration was approximately $465 million, which included approximately $3.9 million of aggregate cash consideration payable to holders of Heritage Oaks share-based compensation awards, and the issuance of 11,959,022 shares of the Corporation's common stock, which had a value of $38.55 per share, which was the closing price of the Corporation's common stock on March 31, 2017, the last trading day prior to the consummation of the acquisition.

Goodwill in the amount of $269 million was recognized in the HEOP acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill recognized in this transaction is not deductible for income tax purposes.

The following table represents the assets acquired and liabilities assumed of HEOP as of April 1, 2017 and the fair value adjustments and amounts recorded by the Company in 2017 under the acquisition method of accounting:

	HEOP Book Value	Fair Value Adjustments	Fair Value
ASSETS ACQUIRED	(dollars in thousands)
Cash and cash equivalents	$78,728	$—	$78,728
Investment securities	447,520	(4,597)	442,923
FHLB stock	9,739	—	9,739
Loans, gross	1,387,949	(23,300)	1,364,649
Allowance for loan losses	(17,200)	17,200	—
Fixed assets	35,567	(665)	34,902
Core deposit intangible	—	28,123	28,123
Deferred tax assets	17,850	(7,864)	9,986
Other assets	45,484	(9)	45,475
Total assets acquired	$2,005,637	$8,888	$2,014,525
LIABILITIES ASSUMED
Deposits	1,668,079	1,471	1,669,550
Borrowings	141,996	(2,962)	139,034
Other Liabilities	7,290	771	8,061
Total liabilities assumed	1,817,365	(720)	1,816,645
Excess of assets acquired over liabilities assumed	$188,272	$9,608	197,880
Consideration paid			465,482
Capitalized merger-related expense			1,585
Goodwill recognized			$269,187

The fair values are preliminary estimates and are subject to adjustment for up to one year after the merger date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. In the third quarter of 2017, the Company made a $1.1 million adjustment to deferred tax assets and the deal consideration.

Security California Bancorp Acquisition

On January 31, 2016, the Company completed its acquisition of Security California Bancorp (“SCAF”), whereby we acquired $714 million in total assets, $456 million in loans and $637 million in total deposits. Under the terms of the merger agreement, each share of SCAF common stock was converted into the right to receive 0.9629 shares of the Corporation’s common stock. The value of the total deal consideration was $120 million, which includes $788,000 of aggregate cash consideration to the holders of SCAF stock options and the issuance of 5,815,051 shares of the Corporation’s common stock, valued at $119 million based on a closing stock price of $20.53 per share on January 29, 2016.

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

The operating results of the Company for the three months ended September 30, 2017, June 30, 2017 and September 30, 2016 and the nine months ended September 30, 2017 and September 30, 2016 include the operating results of SCAF and HEOP since its acquisition date. The following table presents the net interest and other income, net income and earnings per share as if the acquisition of SCAF and HEOP were effective as of January 1, 2016. There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2017	2017	2016	2017	2016
	(dollars in thousands)
Net interest and other income	$70,463	$70,193	$60,538	$203,018	$179,958
Net income	20,232	14,176	13,410	44,492	38,562
Basic earnings per share	0.51	0.36	0.34	1.12	0.98
Diluted earnings per share	0.50	0.35	0.34	1.10	0.97

Note 5 – Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	September 30, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Agency	$49,969	$433	$(23)	$50,379
Corporate	61,040	1,275	(140)	62,175
Municipal bonds	224,332	4,481	(386)	228,427
Collateralized mortgage obligation: residential	43,254	255	(105)	43,404
Mortgage-backed securities: residential	321,158	688	(2,287)	319,559
Total investment securities available-for-sale	699,753	7,132	(2,941)	703,944
Investment securities held-to-maturity:
Mortgage-backed securities: residential	17,476	—	(50)	17,426
Other	1,151	—	—	1,151
Total investment securities held-to-maturity	18,627	—	(50)	18,577
Total investment securities	$718,380	$7,132	$(2,991)	$722,521

	December 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Corporate	$37,475	$372	$(205)	$37,642
Municipal bonds	120,155	338	(1,690)	118,803
Collateralized mortgage obligation: residential	31,536	25	(173)	31,388
Mortgage-backed securities: residential	196,496	69	(3,435)	193,130
Total investment securities available-for-sale	385,662	804	(5,503)	380,963
Investment securities held-to-maturity:
Mortgage-backed securities: residential	7,375	—	(104)	7,271
Other	1,190	—	—	1,190
Total investment securities held-to-maturity	8,565	—	(104)	8,461
Total investment securities	$394,227	$804	$(5,607)	$389,424

Unrealized gains and losses on investment securities available-for-sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At September 30, 2017, the Company had an accumulated other comprehensive income of $4.2 million, or $2.5 million net of tax, compared to an accumulated other comprehensive loss of $4.7 million, or $2.7 million net of tax, at December 31, 2016.

At September 30, 2017, mortgage-backed securities ("MBS ") with an estimated par value of $62.4 million and a fair value of $64.2 million were pledged as collateral for the Bank’s three repurchase agreements, which totaled $28.5 million, and homeowner’s association (“HOA”) reverse repurchase agreements, which totaled $18.5 million.

At December 31, 2016, MBS with an estimated par value of $63.6 million and a fair value of $65.3 million were pledged as collateral for the Bank’s three repurchase agreements, which totaled $28.5 million, and HOA reverse repurchase agreements, which totaled $21.5 million.

At September 30, 2017 and December 31, 2016, there were not holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

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

The Company did not realize any OTTI recoveries or losses for the three months ended September 30, 2017 and June 30, 2017. However, the Company did realize an OTTI recovery of $2,000 for the three months ended September 30, 2016, which relates to investment income from a previously charge-off investment. A $207,000 OTTI was taken in the first quarter of 2016, related to a CRA investment purchased in June of 2014 with a par value of $50, and a book value of $500,000. In March 2016, the shareholders of the investment voted to approve a sale of the institution at a per share acquisition price less the Bank's book value, and the sale closed in July 2016. The Company is currently waiting to receive the proceeds for its outstanding shares. As a result, the Company's current holdings were written down and the loss recognized.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	September 30, 2017
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Investment securities available-for-sale:
Agency	1	$1,598	$(23)	—	$—	$—	1	$1,598	$(23)
Corporate	3	7,625	(134)	1	1,014	(6)	4	8,639	(140)
Municipal bonds	16	8,179	(112)	24	12,488	(274)	40	20,667	(386)
Collateralized mortgage obligation: residential	5	15,197	(105)	—	—	—	5	15,197	(105)
Mortgage-backed securities: residential	46	116,678	(1,105)	18	61,565	(1,182)	64	178,243	(2,287)
Total investment securities available-for-sale	71	149,277	(1,479)	43	75,067	(1,462)	114	224,344	(2,941)
Investment securities held-to-maturity:
Mortgage-backed securities: residential	1	6,502	(50)	—	—	—	1	6,502	(50)
Total investment securities held-to-maturity	1	6,502	(50)	—	—	—	1	6,502	(50)
Total investment securities	72	$155,779	$(1,529)	43	$75,067	$(1,462)	115	$230,846	$(2,991)

	December 31, 2016
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Investment securities available-for-sale:
Corporate	3	$7,609	$(205)	—	$—	$—	3	$7,609	$(205)
Municipal bonds	152	85,750	(1,690)	—	—	—	152	85,750	(1,690)
Collateralized mortgage obligation: residential	5	19,092	(173)	—	—	—	5	19,092	(173)
Mortgage-backed securities: residential	55	149,740	(2,916)	4	16,039	(519)	59	165,779	(3,435)
Total investment securities available-for-sale	215	262,191	(4,984)	4	16,039	(519)	219	278,230	(5,503)
Investment securities held-to-maturity:
Mortgage-backed securities: residential	1	7,271	(104)	—	—	—	1	7,271	(104)
Total investment securities held-to-maturity	1	7,271	(104)	—	—	—	1	7,271	(104)
Total investment securities	216	$269,462	$(5,088)	4	$16,039	$(519)	220	$285,501	$(5,607)

The amortized cost and estimated fair value of investment securities at September 30, 2017, by contractual maturity are shown in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Agency	$—	$—	$—	$—	$16,085	$16,176	$33,884	$34,203	$49,969	$50,379
Corporate	—	—	—	—	56,040	57,175	5,000	5,000	61,040	62,175
Municipal bonds	4,592	4,598	32,249	32,569	72,854	73,907	114,637	117,353	224,332	228,427
Collateralized mortgage obligation: residential	—	—	—	—	3,361	3,406	39,893	39,998	43,254	43,404
Mortgage-backed securities: residential	2,614	2,603	5,302	5,295	54,838	54,797	258,404	256,864	321,158	319,559
Total investment securities available-for-sale	7,206	7,201	37,551	37,864	203,178	205,461	451,818	453,418	699,753	703,944
Investment securities held-to-maturity:
Mortgage-backed securities: residential	—	—	—	—	—	—	17,476	17,426	17,476	17,426
Other	—	—	—	—	—	—	1,151	1,151	1,151	1,151
Total investment securities held-to-maturity	—	—	—	—	—	—	18,627	18,577	18,627	18,577
Total investment securities	$7,206	$7,201	$37,551	$37,864	$203,178	$205,461	$470,445	$471,995	$718,380	$722,521

During the three months ended September 30, 2017, June 30, 2017 and September 30, 2016, the Company recognized gross gains on sales of available-for-sale securities in the amount of $897,000, $2.1 million and $512,000, respectively. During the three months ended September 30, 2017 and June 30, 2017, the Company recognized gross losses on the sales of available-for-sale securities in the amount of $1,000 and $50,000, respectively. The Company did not recognize any gross losses on the sales of available-for sale securities during the three months ended September 30, 2016. The Company had net proceeds from the sale of available-for-sale securities of $3.7 million, $215 million and $16.6 million during the three months ended September 30, 2017, June 30, 2017 and September 30, 2016.

During the nine months ended September 30, 2017 and September 30, 2016, the Company recognized gross gains on sales of available-for-sale securities in the amount of $3.0 million and $1.8 million, respectively. During the nine months ended September 30, 2017 and September 30, 2016, the Company recognized gross losses on sales of available-for-sale securities in the amount of $51,000 and $9,000, respectively. The Company had net proceeds from the sale of available-for-sale securities of $243 million during the nine months ended September 30, 2017 and $223 million during the nine months ended September 30, 2016.

FHLB, FRB and other stock

At September 30, 2017, the Company had $17.3 million in Federal Home Loan Bank (“FHLB”) stock, $25.0 million in Federal Reserve Bank of San Francisco (“FRB”) stock, and $16.1 million in other stock, all carried at cost. During the three months ended September 30, 2016 and December 31, 2016, the FHLB did not repurchase any of the Company’s excess FHLB stock through their stock repurchase program. The Company evaluates its investments in FHLB, FRB and other stock for impairment periodically, including their capital adequacy and overall financial condition. No impairment losses have been recorded through September 30, 2017.

Note 6 – Loans Held for Investment

The following table sets forth the composition of our loan portfolio in dollar amounts at the dates indicated:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Business loans:
Commercial and industrial	$763,091	$563,169
Franchise	626,508	459,421
Commercial owner occupied (1)	805,137	454,918
SBA	107,211	88,994
Agriculture	86,466	—
Total business loans	2,388,413	1,566,502
Real estate loans:
Commercial non-owner occupied	1,098,995	586,975
Multi-family	797,370	690,955
One-to-four family (2)	246,248	100,451
Construction	301,334	269,159
Farmland	140,581	—
Land	30,719	19,829
Other loans	6,228	4,112
Total real estate loans	2,621,475	1,671,481
Gross loans held for investment (3)	5,009,888	3,237,983
Plus: Deferred loan origination costs/(fees) and premiums/(discounts), net	(571)	3,630
Loans held for investment	5,009,317	3,241,613
Allowance for loan losses	(27,143)	(21,296)
Loans held for investment, net	$4,982,174	$3,220,317

Loans held for sale, at lower of cost or fair value	$44,343	$7,711
______________________________
(1) Secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans held for investment for September 30, 2017 are net of the unaccreted fair value purchase discounts of $21.6 million.

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

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus and likewise in excess of 15% of the Bank's unimpaired capital plus surplus for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $269.1 million for secured loans and $161.5 million for unsecured loans at September 30, 2017. At September 30, 2017, the Bank’s largest aggregate outstanding balance of loans to one borrower was $45.0 million of secured credit.

Purchased Credit Impaired Loans

The Company has acquired loans as part of its acquisitions of Canyon National Bank in 2011, Palm Desert National Bank in 2012, Independence Bank in 2015, Security Bank of California in 2016 and Heritage Oaks Bank in 2017 for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Business loans:
Commercial and industrial	$2,870	$2,586
Commercial owner occupied	3,019	491
SBA	334	—
Real estate loans:
Commercial non-owner occupied	1,303	1,088
Multi-family	226	—
One-to-four family	257	1
Construction/Land	973	—
Other loans	221	393
Total purchase credit impaired	$9,203	$4,559

On each acquisition date, the amount by which the undiscounted expected cash flows of the purchased credit impaired loans exceed the estimated fair value of the loan is the “accretable yield.” The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the purchased credit impaired loan. At September 30, 2017, the Company had $9.2 million of purchased credit impaired loans, of which none were placed on nonaccrual status.

The following table summarizes the accretable yield on the purchased credit impaired loans for the three months ended September 30, 2017, June 30, 2017 and September 30, 2016 and for the nine months ended September 30, 2017 and 2016:

	Three Months Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(dollars in thousands)
Balance at the beginning of period	$3,497	$3,601	$2,981	$3,747	$2,726
Additions	—	2,036	788	2,036	788
Accretion	(388)	(712)	(389)	(1,729)	(665)
Payoffs	39	—	—	39	(27)
Reclassification from (to) nonaccretable difference	—	(1,428)	(1,301)	(945)	(743)
Balance at the end of period	$3,148	$3,497	$2,079	$3,148	$2,079

Impaired Loans

The following tables provide a summary of the Company’s investment in impaired loans as of the period indicated:

	Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans
	(dollars in thousands)
September 30, 2017
Business loans:
Commercial and industrial	$1,760	$1,003	$—	$1,003	$—
Commercial owner occupied	227	186	—	186	—
SBA	234	90	—	90	—
Real estate loans:
One-to-four family	135	103	—	103	—
Land	35	11	—	11	—
Totals	$2,391	$1,393	$—	$1,393	$—

	Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans
	(dollars in thousands)
December 31, 2016
Business loans:
Commercial and industrial	$1,990	$250	$250	$—	$250
Commercial owner occupied	847	436	—	436	—
SBA	3,865	316	—	316	—
Real estate loans:
One-to-four family	291	124	—	124	—
Land	36	15	—	15	—
Totals	$7,029	$1,141	$250	$891	$250

	Impaired Loans
	Three Months Ended
	September 30, 2017		June 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(dollars in thousands)
Business loans:
Commercial and industrial	$446	$7	$7	$—	$1,387	$16
Franchise	—	—	—	—	974	16
Commercial owner occupied	170	3	125	2	518	9
SBA	85	2	222	4	381	7
Real estate loans:
Commercial non-owner occupied	342	7	—	—	2,487	42
One-to-four family	103	3	105	3	133	4
Land	11	—	12	1	17	1
Totals	$1,157	$22	$471	$10	$5,897	$95

(1) Cash basis and accrual basis is materially the same.

	Impaired Loans
	Nine Months Ended
	September 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(dollars in thousands)
Business loans:
Commercial and industrial	$218	$12	$682	$28
Franchise	—	—	1,355	68
Commercial owner occupied	162	8	510	27
SBA	204	10	217	11
Real estate loans:
Commercial non-owner occupied	114	7	877	44
One-to-four family	108	9	259	13
Land	13	1	18	2
Totals	$819	$47	$3,918	$193

(1) Cash basis and accrual basis is materially the same.

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

The following table provides additional detail on the components of impaired loans at the period end indicated:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Nonaccruing loans	$515	$1,141
Accruing loans	878	—
Total impaired loans	$1,393	$1,141

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

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest. The Company had impaired loans on nonaccrual status of $515,000 at September 30, 2017 and $1.1 million at December 31, 2016. The Company had no loans 90 days or more past due and still accruing at September 30, 2017 and December 31, 2016.

At September 30, 2017, the Company had a recorded investment in two TDR loans totaling $878,500. The modification of the terms of the first relationship, totaling $775,500, included the restructuring of three loans related to one borrower into one loan and an extension of the maturity to six years. The modification of the terms of the second relationship, totaling $103,000, included the restructuring of two loans related to one borrower into one loan and an extension of the maturity to three years. There were no TDRs at December 31, 2016. In addition, the Company had $41,000 in consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of September 30, 2017 and December 31, 2016.

Concentration of Credit Risk

As of September 30, 2017, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located predominately in California. The Company’s loan portfolio contains concentrations of credit in multi-family real estate, commercial non-owner occupied real estate and commercial owner occupied real estate and business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and continues to diversify its loan portfolio through loan originations, purchases and sales to meet approved concentration levels. While management believes that the collateral presently securing these loans is adequate, there can be no assurances that a significant deterioration in the California real estate market or economy would not expose the Company to significantly greater credit risk.

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

The following tables stratify the loan portfolio by the Company’s internal risk grading as of the periods indicated:

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
September 30, 2017	(dollars in thousands)
Business loans:
Commercial and industrial	$740,405	$14,694	$7,992	$—	$763,091
Franchise	626,508	—	—	—	626,508
Commercial owner occupied	784,962	983	19,192	—	805,137
SBA	117,909	222	1,738	—	119,869
Agriculture	80,344	4,433	1,689	—	86,466
Real estate loans:
Commercial non-owner occupied	1,095,919	1,985	1,091	—	1,098,995
Multi-family	796,603	—	767	—	797,370
One-to-four family	276,511	578	844	—	277,933
Construction and land	324,773	299	6,981	—	332,053
Farmland	138,409	61	2,111	—	140,581
Other loans	5,949	—	279	—	6,228
Totals	$4,988,292	$23,255	$42,684	$—	$5,054,231

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
December 31, 2016	(dollars in thousands)
Business loans:
Commercial and industrial	$550,919	$8,216	$3,784	$250	$563,169
Franchise	459,421	—	—	—	459,421
Commercial owner occupied	450,416	281	4,221	—	454,918
SBA	96,190	53	462	—	96,705
Real estate loans:
Commercial non-owner occupied	585,093	810	1,072	—	586,975
Multi-family	681,942	6,610	2,403	—	690,955
One-to-four family	100,010	—	441	—	100,451
Construction and land	288,973	—	15	—	288,988
Other loans	3,719	—	393	—	4,112
Totals	$3,216,683	$15,970	$12,791	$250	$3,245,694

The following tables set forth delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
September 30, 2017	(dollars in thousands)
Business loans:
Commercial and industrial	$762,588	$57	$119	$327	$763,091	$228
Franchise	626,508	—	—	—	626,508	—
Commercial owner occupied	804,094	—	—	1,043	805,137	83
SBA	118,711	15	994	149	119,869	90
Agriculture	86,466	—	—	—	86,466	—
Real estate loans:
Commercial non-owner occupied	1,098,995	—	—	—	1,098,995	—
Multi-family	797,370	—	—	—	797,370	—
One-to-four family	277,107	416	310	100	277,933	103
Construction	301,334	—	—	—	301,334	—
Farmland	140,581	—	—	—	140,581	—
Land	30,709	—	—	10	30,719	11
Other loans	6,160	68	—	—	6,228	—
Totals	$5,050,623	$556	$1,423	$1,629	$5,054,231	$515

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
December 31, 2016	(dollars in thousands)
Business loans:
Commercial and industrial	$562,805	$104	$—	$260	$563,169	$250
Franchise	459,421	—	—	—	459,421	—
Commercial owner occupied	454,918	—	—	—	454,918	436
SBA	96,389	—	—	316	96,705	316
Real estate loans:
Commercial non-owner occupied	586,975	—	—	—	586,975	—
Multi-family	690,955	—	—	—	690,955	—
One-to-four family	100,314	18	71	48	100,451	124
Construction	269,159	—	—	—	269,159	—
Land	19,814	—	—	15	19,829	15
Other loans	4,112	—	—	—	4,112	—
Totals	$3,244,862	$122	$71	$639	$3,245,694	$1,141

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

The Company’s base ALLL factors are determined by management using the Bank’s annualized actual trailing charge-off data over a full credit cycle (replacing prior period's interval ranging from 8 to 87 months) with the loss emergence period extending from 1 year to 1.4 years. The aforementioned enhancements did not materially impact the allowance balance at September 30, 2017. Adjustments to those base factors are made for relevant internal and external factors. Those factors may include:

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

The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio as of and for the three and nine months ended for the periods indicated:

	Three Months Ended September 30, 2017
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Agriculture	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Farmland	Land	Other loans	Total
	(dollars in thousands)
Balance, June 30, 2017	$7,644	$5,367	$672	$2,519	$206	$1,204	$611	$724	$5,036	$28	$959	$85	$25,055
Charge-offs	(32)	—	—	—	—	—	—	—	—	—	—	—	(32)
Recoveries	15	—	12	42	—	—	—	2	—	—	—	—	71
Provisions for (reduction in) loan losses	682	452	131	409	(37)	116	47	120	104	64	(15)	(24)	2,049
Balance, September 30, 2017	$8,309	$5,819	$815	$2,970	$169	$1,320	$658	$846	$5,140	$92	$944	$61	$27,143

	Nine Months Ended September 30, 2017
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Agriculture	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Farmland	Land	Other loans	Total
	(dollars in thousands)
Balance, December 31, 2016	$6,362	$3,845	$1,193	$1,039	$—	$1,715	$2,927	$365	$3,632	$—	$198	$20	$21,296
Charge-offs	(894)	—	—	(8)	—	—	—	—	—	—	—	—	(902)
Recoveries	70	—	94	125	—	—	—	4	—	—	—	1	294
Provisions for (reduction in) loan losses	2,771	1,974	(472)	1,814	169	(395)	(2,269)	477	1,508	92	746	40	6,455
Balance, September 30, 2017	$8,309	$5,819	$815	$2,970	$169	$1,320	$658	$846	$5,140	$92	$944	$61	$27,143

Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

General portfolio allocation	8,309	5,819	815	2,970	169	1,320	658	846	5,140	92	944	61	27,143
Loans individually evaluated for impairment	228	—	83	90	—	—	—	103	11	—	—	—	515
Specific reserves to total loans individually evaluated for impairment	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	$762,863	$626,508	$805,054	$107,121	$86,466	$1,098,995	$797,370	$246,145	$301,323	$140,581	$30,719	$6,228	$5,009,373
General reserves to total loans collectively evaluated for impairment	1.09%	0.93%	0.10%	2.77%	0.20%	0.12%	0.08%	0.34%	1.71%	0.07%	3.07%	0.98%	0.54%
Total gross loans held for investment	$763,091	$626,508	$805,137	$107,211	$86,466	$1,098,995	$797,370	$246,248	$301,334	$140,581	$30,719	$6,228	$5,009,888
Total allowance to gross loans held for investment	1.09%	0.93%	0.10%	2.77%	0.20%	0.12%	0.08%	0.34%	1.71%	0.07%	3.07%	0.98%	0.54%

	Three Months Ended September 30, 2016
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Warehouse Facilities	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)
Balance, June 30, 2016	$4,485	$3,252	$2,141	$1,559	$—	$2,104	$2,334	$607	$2,245	$204	$24	$18,955
Charge-offs	(302)	(811)	—	(153)	—	—	—	—	—	—	—	(1,266)
Recoveries	13	—	8	106	—	—	—	14	—	—	—	141
Provisions for (reduction in) loan losses	1,909	1,521	(1,040)	777	—	(393)	518	(166)	921	(32)	(2)	4,013
Balance, September 30, 2016	$6,105	$3,962	$1,109	$2,289	$—	$1,711	$2,852	$455	$3,166	$172	$22	$21,843

	Nine Months Ended September 30, 2016
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Warehouse Facilities	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)
Balance, December 31, 2015	$3,449	$3,124	$1,870	$1,500	$759	$2,048	$1,583	$698	$2,030	$233	$23	$17,317

Charge-offs	(1,012)	(980)	(329)	(158)	—	—	—	(7)	—	—	—	(2,486)
Recoveries	67	—	8	191	—	—	—	20	—	—	4	290
Provisions for (reduction in) loan losses	3,601	1,818	(440)	756	(759)	(337)	1,269	(256)	1,136	(61)	(5)	6,722
Balance, September 30, 2016	$6,105	$3,962	$1,109	$2,289	$—	$1,711	$2,852	$455	$3,166	$172	$22	$21,843

Amount of allowance attributed to:
Specifically evaluated impaired loans	$1,990	$—	$73	$354	$—	$—	$—	$—	$—	$—	$—	$2,417
General portfolio allocation	4,115	3,962	1,036	1,935	—	1,711	2,852	455	3,166	172	22	19,426
Loans individually evaluated for impairment	1,990	—	606	503	—	2,487	—	131	—	17	—	5,734
Specific reserves to total loans individually evaluated for impairment	100.00%	—%	12.05%	70.38%	—%	—%	—%	—%	—%	—%	—%	42.15%
Loans collectively evaluated for impairment	$535,819	$431,618	$459,462	$82,683	$—	$524,925	$689,813	$101,246	$231,098	$18,455	$5,678	$3,080,797
General reserves to total loans collectively evaluated for impairment	0.77%	0.92%	0.23%	2.34%	—%	0.33%	0.41%	0.45%	1.37%	0.93%	0.39%	0.63%
Total gross loans held for investment	$537,809	$431,618	$460,068	$83,186	$—	$527,412	$689,813	$101,377	$231,098	$18,472	$5,678	$3,086,531
Total allowance to gross loans held for investment	1.14%	0.92%	0.24%	2.75%	—%	0.32%	0.41%	0.45%	1.37%	0.93%	0.39%	0.71%

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

In connection with the Private Placement, the Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade ratings of BBB+ and BBB for the Corporation’s senior unsecured debt and subordinated debt, respectively, and a senior deposit rating of A- for the Bank. These ratings were reaffirmed by KBRA on October 27, 2017.

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10 million of Floating Rate Trust Preferred Securities (“Trust Preferred Securities”) issued by PPBI Trust I in March 2004 due April 7, 2034. The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth. Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 4.05% per annum as of September 30, 2017.

On April 1, 2017, as part of the Heritage Oaks acquisition, the Corporation assumed $5.2 million of floating rate junior subordinated debt securities associated with Heritage Oaks Capital Trust II. Interest is payable quarterly at three-month LIBOR plus 1.72% per annum, for an effective rate of 3.02% per annum as of September 30, 2017. At September 30, 2017, the carrying value of these debentures was $3.9 million, which reflects purchase accounting fair value adjustments of $1.3 million. The Corporation also assumed $3.1 million and $5.2 million of floating rate junior subordinated debt associated with Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust, respectively. At September 30, 2017, the carrying value of Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust were $2.8 million and $3.7 million, respectively, which reflects purchase accounting fair value adjustments of $332,000 and $1.4 million, respectively. Interest is payable quarterly at three-month LIBOR plus 2.95% per annum, for an effective rate of 4.25% per annum as of September 30, 2017 for Mission Community Capital Trust I. Interest is payable quarterly at three-month LIBOR plus 1.48% per annum, for an effective rate of 2.78% per annum as of September 30, 2017 for Santa Lucia Bancorp (CA) Capital Trust. These three debentures are callable by the Corporation at par.

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

The impact of stock options which are anti-dilutive are excluded from the computations of diluted earnings per share. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. The following table sets forth the weighted average number of stock options excluded for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2017	2017	2016	2017	2016

Weighted average stock options excluded	10,036	29,513	5,000	12,192	136,951

The following tables set forth the Company’s earnings per share calculations for the periods indicated:

	Three Months Ended
	September 30, 2017			June 30, 2017			September 30, 2016
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(dollars in thousands, except per share data)
Net income	$20,232			$14,176			$9,227
Basic income available to common stockholders	20,232	39,709,565	$0.51	14,176	39,586,524	$0.36	9,227	27,387,123	$0.34
Effect of dilutive stock option grants and warrants	—	776,549		—	807,712		—	538,228
Diluted income available to common stockholders plus assumed conversions	$20,232	40,486,114	$0.50	$14,176	40,394,236	$0.35	$9,227	27,925,351	$0.33

	Nine Months Ended September 30,
	2017			2016
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(dollars in thousands, except per share data)
Net income	$43,929			$28,152
Basic income available to common stockholders	43,929	35,652,626	$1.23	28,152	26,776,140	$1.05
Effect of dilutive stock options and warrants		803,319			468,968
Diluted income available to common stockholders plus assumed conversions	$43,929	36,455,945	$1.20	$28,152	27,245,108	$1.03

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2017, June 30, 2017 and September 30, 2016.
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

The fair value estimates presented herein are based on pertinent information available to management as of the periods indicated.

	At September 30, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$121,362	$121,362	$—	$—	$121,362
Interest-bearing time deposits with financial institutions	4,437	4,437	—	—	4,437
Investments held-to-maturity	18,627	—	18,577	—	18,577
Securities available-for-sale	703,944	—	703,944	—	703,944
Federal Reserve Bank and FHLB stock, at cost	58,344	N/A	N/A	N/A	N/A
Loans held for sale, net	44,343	—	46,817	—	46,817
Loans held for investment, net	5,009,317	—	—	5,000,756	5,000,756
Accrued interest receivable	20,527	20,527	—	—	20,527

Liabilities:
Deposit accounts	5,018,153	3,821,275	807,647	—	4,628,922
FHLB advances	335,186	—	335,661	—	335,661
Other borrowings	46,987	—	47,371	—	47,371
Subordinated debentures	79,871	—	81,870	—	81,870
Accrued interest payable	985	985	—	—	985

	At December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$156,857	$156,857	$—	$—	$156,857
Interest-bearing time deposits with financial institutions	3,944	3,944	—	—	3,944
Investments held-to-maturity	8,565	—	8,461		8,461
Securities available-for-sale	380,963	—	380,963	—	380,963
Federal Reserve Bank and FHLB stock, at cost	37,304	N/A	N/A	N/A	N/A
Loans held for sale, net	7,711	—	8,405	—	8,405
Loans held for investment, net	3,220,317	—	—	3,211,154	3,211,154
Accrued interest receivable	13,145	13,145	—	—	13,145

Liabilities:
Deposit accounts	3,145,581	2,330,579	573,467	—	2,904,046
FHLB advances	278,000	—	277,935	—	277,935
Other borrowings	49,971	—	50,905	—	50,905
Subordinated debentures	69,383	—	69,982	—	69,982
Accrued interest payable	263	263	—	—	263

The following fair value hierarchy table presents information about the Company’s financial instruments measured at fair value on a recurring basis at the dates indicated:

	September 30, 2017
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Agency	$—	$50,379	$—	$50,379
Corporate	—	62,175	—	62,175
Municipal bonds	—	228,427	—	228,427
Collateralized mortgage obligation: residential	—	43,404	—	43,404
Mortgage-backed securities: residential	—	319,559	—	319,559
Total securities available-for-sale	$—	$703,944	$—	$703,944

	December 31, 2016
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Corporate	$—	$37,642	$—	$37,642
Municipal bonds	—	118,803	—	118,803
Collateralized mortgage obligation: residential	—	31,388	—	31,388
Mortgage-backed securities: residential	—	193,130	—	193,130
Total securities available-for-sale	$—	$380,963	$—	$380,963

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

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost. As such, the Company records impaired loans as Level 3. At September 30, 2017, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

Note 11 – Derivative Instruments

From time to time, the Company enters into interest rate swap agreements with certain borrowers to assist them in mitigating their interest rate risk exposure associated with the loans they have with the Company. At the same time, the Company enters into identical interest rate swap agreements with another financial institution to mitigate the Company’s interest rate risk exposure associated with the swap agreements it enters into with its borrowers. At September 30, 2017, the Company had swaps with matched terms with an aggregate notional amount of $59.0 million and a fair value of $0.6 million. The fair values of these swaps are recorded as components of other assets and other liabilities in the Company’s condensed consolidated balance sheet. Changes in the fair value of these swaps, which occur due to changes in interest rates, are recorded in the Company’s income statement as a component of noninterest income. Since the terms of the swap agreements between the Company and its borrowers have been matched with the terms of swap agreements with another financial institution, the adjustments for the change in their fair value offset each other in non-interest income.
Although changes in the fair value of swap agreements between the Company and borrowers and the Company and other financial institutions offset each other, changes in the credit risk of these counterparties may result in a difference in the fair value of these swap agreements. Offsetting swap agreements the Company has with other financial institutions are collateralized with cash, and swap agreements with borrowers are secured by the collateral arrangements for the underlying loans these borrowers have with the Company. During the nine months ended September 30, 2017, there were no losses recorded on swap agreements, attributable to the change in credit risk associated with a counterparty. All interest rate swap agreements entered into by the Company as of September 30, 2017 are not designated as hedging instruments.
The following tables summarize the Company's derivative instruments, included in "other assets" and "other liabilities" in the consolidated statements of financial condition. The Company's derivative instruments were acquired as part of the HEOP acquisition, and the Company did not have any at December 31, 2016:

	September 30, 2017
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts	$59,036	$582	$59,036	$582
Total derivative instruments	$59,036	$582	$59,036	$582

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
Financial instruments that are eligible for offset in the consolidated statements of financial condition as of September 30, 2017 are presented in the table below:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (1)	Net Amount
	(dollars in thousands)
September 30, 2017
Financial assets:
Derivatives not designated as hedging instruments	$1,676	$(1,094)	$582	—	$600	$1,182
Total	$1,676	$(1,094)	$582	—	$600	$1,182

Financial liabilities:
Derivatives not designated as hedging instruments	$582	—	$582	—	—	$582
Total	$582	—	$582	—	—	$582

(1) Represents cash collateral held with counterparty bank.

Note 13 – Subsequent Events

Pacific Premier Bancorp, Inc. and Plaza Bancorp
On August 9, 2017, the Company announced that it had entered into an agreement to acquire Plaza Bancorp (PLZZ.OTC) ("Plaza"), the holding company of Plaza Bank, a California-chartered banking corporation headquartered in Irvine, California, with seven branches located in Irvine, Manhattan Beach, El Segundo, Pasadena, Montebello, San Diego, California, and Las Vegas, Nevada.
The acquisition was completed on November 1, 2017, whereby we acquired $1.3 billion in total assets, $1.1 billion in loans and $1.1 billion in total deposits. Under the terms of the merger agreement, each share of Plaza common stock was converted into the right to receive 0.2000 shares of Company common stock. Pursuant to such terms, the Company will issue approximately 6,049,447 shares of the Company's Common Stock valued at $40.40 per share, which was the closing price of the Company's Common Stock on October 31, 2017, the last trading day prior to the consummation of the Merger. The value of the total transaction consideration was approximately $251 million, which included approximately $6.5 million in aggregate cash for fractional shares and consideration payable to holders of Plaza options and Plaza warrants in connection with the closing of the Merger.
The Company expects to record goodwill arising from the acquisition consisting largely of synergies and cost savings resulting from combining the operations of the companies. The amount of goodwill is not expected to be deductible for tax purposes. The fair value of intangible assets and acquired assets and liabilities will be determined as of the acquisition date but are still being evaluated as of the date of these financial statements.

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

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Annual Report, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results expected for the year ending December 31, 2017.

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

We provide banking services within our targeted markets in California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve. Additionally, through our HOA Banking and Lending and Franchise Capital units we can provide customized cash management, electronic banking services and credit facilities to HOAs, HOA management companies and quick service restaurant ("QSR") franchise owners nationwide. Our corporate headquarters are located in Irvine, California. At September 30, 2017, the Bank operated 26 full-service depository branches in California located in the counties of Orange, Los Angeles, Riverside, San Bernardino, San

Diego, San Luis Obispo and Santa Barbara. Through our branches and our web site at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment. We also offer a variety of loan products, including commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans, and home equity loans. The Bank funds it's lending and investment activities with retail and commercial deposits obtained through its branches, advances from the FHLB, lines of credit, and wholesale and brokered certificates of deposits.

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

HEOP ACQUISITION

Effective April 1, 2017, the Company acquired HEOP, and its wholly-owned bank subsidiary, Heritage Oaks Bank, a Paso Robles, California, based state-chartered bank, pursuant to the terms of a definitive agreement entered into by the Corporation and HEOP on December 12, 2016. As a result of the HEOP acquisition, the Bank acquired and recorded at the acquisition date assets with a fair value of approximately $2.0 billion, including:

•	$1.4 billion of gross loans;

•	$443 million in investment securities;

•	$269 million in goodwill;

•	$78.7 million of cash and cash equivalents;

•	$45.5 million of other types of assets;

•	$34.9 million in fixed assets; and

•	$28.1 million of a core deposit intangible.

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

	Three Months Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

	(dollars in thousands)
Net income	$20,232	$14,176	$9,227	$43,929	$28,152
Plus CDI amortization expense	1,761	1,761	525	4,033	1,514
Less CDI amortization expense tax adjustment (1)	(606)	(610)	(204)	(1,376)	(590)
Net income for average tangible common equity	21,387	15,327	9,548	46,586	29,076
Average stockholders’ equity	976,081	948,200	448,777	799,760	421,753
Less average CDI	34,699	36,445	10,318	26,899	10,364
Less average goodwill	371,651	370,564	101,939	282,554	96,284
Average tangible common equity	$569,731	$541,191	$336,520	$490,307	$315,105
Return on average tangible common equity (2)	15.02%	11.33%	11.35%	12.67%	12.30%
______________________________
(1) CDI amortization expense adjusted by quarterly effective tax rate.
(2) Ratio is annualized.

RESULTS OF OPERATIONS

In the third quarter of 2017, we reported net income of $20.2 million, or $0.50 per diluted share. This compares with net income of $14.2 million, or $0.35 per diluted share, for the second quarter of 2017. The increase in net income was primarily driven by a decrease in noninterest expense of $8.9 million, principally due to a $9.6 million decrease in merger-related expense, partially offset by an increase in income tax expense of $3.1 million.

Net income of $20.2 million, or $0.50 per diluted share, for the third quarter of 2017 compares to net income for the third quarter of 2016 of $9.2 million, or $0.33 per diluted share. The increase in net income of $11.0 million was primarily due to the $25.3 million increase in net interest income resulting from average interest-earning asset growth of $2.4 billion. The increase in average interest-earning assets was primarily from the acquisition of HEOP and organic loan growth since the end of the third quarter of 2016. The increase was partially offset by an $13.8 million increase in noninterest expense, including increases of $7.5 million in compensation and benefits expenses, $1.4 million in premises and occupancy, $1.2 million in legal, audit and professional expense, $1.2 million in CDI amortization expense, and $503,000 in merger-related expenses.

For the three months ended September 30, 2017, the Company’s return on average assets was 1.26% and return on average tangible common equity was 15.02%. For the three months ended June 30, 2017, the return on average assets was 0.89% and the return on average tangible common equity was 11.33%. For the three months ended September 30, 2016, the return on average assets was 1.00% and the return on average tangible common equity was 11.35%.

For the nine months ended September 30, 2017, the Company recorded net income of $43.9 million, or $1.20 per diluted share. This compares with net income of $28.2 million or $1.03 per diluted share for the nine months ended September 30, 2016. The increase in net income of $15.8 million was mostly due to the $58.6 million increase in net interest income resulting from earning asset growth, primarily from the acquisition of HEOP and organic loan growth, partially offset by growth in non-interest expense of $44.7 million, including increases of $19.2 million in compensation and benefits expenses associated with both the acquisition of HEOP and an increase in staffing to support organic growth and $12.0 million in merger-related expenses. Prior period comparisons for the year-to-date results are impacted by the acquisition of HEOP in the second quarter of 2017 and the acquisition of SCAF in the first quarter of 2016.

For the nine months ended September 30, 2017, the Company’s return on average assets was 1.56% and return on average tangible common equity was 12.67%, compared with a return on average assets of 1.60% and a return on average tangible common equity of 12.30% for the nine months ended September 30, 2016.

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

Net interest income totaled $64.3 million in the third quarter of 2017, an increase of $953,000 or 1.5%, from the second quarter of 2017. The increase in net interest income was primarily due to an increase in average loan balances and the impact of higher loan yields, driven principally by the Federal Reserve June rate hike, primarily offset by lower accretion income and prepayment fees, as well as higher deposit costs.

Net interest margin decreased from 4.40% to 4.34% in the current quarter, entirely driven by lower accretion income of $2.9 million, compared to $4.2 million of accretion income in the second quarter of 2017. Excluding the impact of accretion, our net interest margin expanded 5 basis points to 4.14%, compared with 4.09% in the second quarter as portfolio loan yields expanded by 7 basis points overall. Partially offsetting these favorable increases were higher deposit interest costs of 3 basis points to 28 basis points, as well as as a decrease in prepayment fees of approximately $400,000.

Net interest income for the third quarter of 2017 increased $25.3 million, or 65%, compared to the third quarter of 2016. The increase was related to an increase in average interest-earning assets of $2.4 billion, which resulted primarily from our organic loan growth since the end of the third quarter of 2016 and our acquisition of HEOP during the second quarter of 2017.

For the first nine months ended 2017, net interest income increased $58.6 million, or 53%, compared to the first nine months ended 2016. The increase was related to an increase in average interest-earning assets of $1.8 billion, which resulted primarily from our organic loan growth since the end of the first nine months ended 2016 and our acquisition of HEOP during the second quarter of 2017.

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

	Average Balance Sheet
	Three Months Ended
	September 30, 2017			June 30, 2017			September 30, 2016
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$167,745	$265	0.63%	$133,127	$160	0.48%	$201,140	$232	0.46%
Investment securities	765,537	4,981	2.60	829,380	5,019	2.42	316,253	1,710	2.16
Loans receivable, net (1)	4,937,979	64,915	5.22	4,815,612	63,554	5.29	2,998,153	40,487	5.37
Total interest-earning assets	5,871,261	70,161	4.74	5,778,119	68,733	4.77	3,515,546	42,429	4.80
Noninterest-earning assets	573,127			592,186			190,670
Total assets	$6,444,388			$6,370,305			$3,706,216
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$318,412	$103	0.13	$329,450	$90	0.11	$185,344	$53	0.11
Money market	1,802,834	1,767	0.39	1,779,013	1,582	0.36	1,036,349	923	0.35
Savings	211,404	68	0.13	218,888	68	0.12	98,496	38	0.15
Retail certificates of deposit	571,663	1,052	0.73	568,367	911	0.64	402,371	745	0.74
Wholesale/brokered certificates of deposit	243,007	567	0.93	212,124	430	0.81	199,180	377	0.75
Total interest-bearing deposits	3,147,320	3,557	0.45	3,107,842	3,081	0.40	1,921,740	2,136	0.44
FHLB advances and other borrowings	319,373	1,162	1.44	385,088	1,175	1.22	97,547	314	1.28
Subordinated debentures	79,833	1,151	5.77	79,757	1,139	5.71	69,334	970	5.60
Total borrowings	399,206	2,313	2.30	464,845	2,314	2.00	166,881	1,284	3.06
Total interest-bearing liabilities	3,546,526	5,870	0.66	3,572,687	5,395	0.61	2,088,621	3,420	0.65
Noninterest-bearing deposits	1,860,177			1,802,752			1,134,318
Other liabilities	61,604			46,666			34,500
Total liabilities	5,468,307			5,422,105			3,257,439
Stockholders’ equity	976,081			948,200			448,777
Total liabilities and equity	$6,444,388			$6,370,305			$3,706,216
Net interest income		$64,291			$63,338			$39,009
Net interest rate spread (2)			4.08%			4.16%			4.15%
Net interest margin (3)			4.34%			4.40%			4.41%
Ratio of interest-earning assets to interest-bearing liabilities			165.55%			161.73%			168.32%

	Average Balance Sheet
	Nine Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$129,537	$509	0.53%	$204,821	$659	0.43%
Investment securities	682,819	12,907	2.52%	318,570	5,220	2.18%
Loans receivable, net (1)	4,362,403	170,905	5.24%	2,806,902	114,929	5.47%
Total interest-earning assets	5,174,759	184,321	4.76%	3,330,293	120,808	4.85%
Noninterest-earning assets	455,166			183,922
Total assets	$5,629,925			$3,514,215
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$281,491	$246	0.12%	$176,079	$150	0.11%
Money market	1,574,292	4,321	0.37%	969,666	2,640	0.36%
Savings	178,309	174	0.13%	97,234	113	0.16%
Retail certificates of deposit	504,810	2,648	0.70%	428,434	2,388	0.74%
Wholesale/brokered certificates of deposit	219,119	1,385	0.85%	168,631	924	0.73%
Total interest-bearing deposits	2,758,021	8,774	0.43%	1,840,044	6,215	0.45%
FHLB advances and other borrowings	323,426	2,940	1.22%	102,860	963	1.25%
Subordinated debentures	76,366	3,275	5.72%	69,340	2,859	5.50%
Total borrowings	399,792	6,215	2.08%	172,200	3,822	2.96%
Total interest-bearing liabilities	3,157,813	14,989	0.63%	2,012,244	10,037	0.67%
Noninterest-bearing deposits	1,626,047			1,048,630
Other liabilities	46,305			31,588
Total liabilities	4,830,165			3,092,462
Stockholders' equity	799,760			421,753
Total liabilities and equity	$5,629,925			$3,514,215
Net interest income		$169,332			$110,771
Net interest rate spread (2)			4.13%			4.18%
Net interest margin (3)			4.38%			4.44%
Ratio of interest-earning assets to interest-bearing liabilities			163.87%			165.50%
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

Changes in our net interest income are a function of changes in volumes, days in a period and rates of interest-earning assets and interest-bearing liabilities. The following table presents the impact the volume, days in a period and rate changes have had on our net interest income for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•	Changes in volume (changes in volume multiplied by prior rate);

•	Changes in days in a period (changes in days in a period multiplied by daily interest);

•	Changes in interest rates (changes in interest rates multiplied by prior volume); and

•	The net change or the combined impact of volume, days in a period and rate changes allocated proportionately to changes in volume, days in a period and changes in interest rates.

	Three Months Ended September 30, 2017 Compared to Three Months Ended June 30, 2017 Increase (decrease) due to
	Volume	Days	Rate	Net
	(dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$46	$3	$56	$105
Investment securities	(270)	—	232	(38)
Loans receivable, net	1,508	706	(853)	1,361
Total interest-earning assets	1,284	709	(565)	1,428
Interest-bearing liabilities
Interest checking	(3)	1	15	13
Money market	23	19	143	185
Savings	(3)	1	2	—
Retail certificates of deposit	5	11	125	141
Wholesale/brokered certificates of deposit	65	6	66	137
FHLB advances and other borrowings	(220)	13	194	(13)
Subordinated debentures	—	—	12	12
Total interest-bearing liabilities	(133)	51	557	475
Change in net interest income	$1,417	$658	$(1,122)	$953

	Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016 Increase (decrease) due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$(43)	$76	$33
Investment securities	2,803	468	3,271
Loans receivable, net	25,597	(1,169)	24,428
Total interest-earning assets	28,357	(625)	27,732
Interest-bearing liabilities
Interest checking	40	10	50
Money market	730	114	844
Savings	36	(6)	30
Retail certificates of deposit	317	(10)	307
Wholesale/brokered certificates of deposit	91	99	190
FHLB advances and other borrowings	804	44	848
Subordinated debentures	150	31	181
Total interest-bearing liabilities	2,168	282	2,450
Change in net interest income	$26,189	$(907)	$25,282

	Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016 Increase (decrease) due to
	Volume	Days	Rate	Net
	(dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$(277)	$(2)	$129	$(150)
Investment securities	6,783	—	904	7,687
Loans receivable, net	61,533	(626)	(4,931)	55,976
Total interest-earning assets	$68,039	$(628)	$(3,898)	$63,513
Interest-bearing liabilities
Interest checking	$84	$(1)	$13	$96
Money market	1,624	(16)	73	1,681
Savings	87	(1)	(25)	61
Retail certificates of deposit	404	(10)	(134)	260
Wholesale/brokered certificates of deposit	301	(5)	165	461
FHLB advances and other borrowings	2,011	(11)	(23)	1,977
Subordinated debentures	250	—	166	416
Total interest-bearing liabilities	$4,761	$(44)	$235	$4,952
Change in net interest income	$63,278	$(584)	$(4,133)	$58,561

Provision for Loan Losses

A provision for loan losses of $2.0 million was recorded for the third quarter of 2017, compared with a provision for loan losses of $1.9 million for the quarter ended June 30, 2017. The small increase in our provision for loan losses was primarily due to organic loan growth. Net loan recoveries were $39,000 for the recent quarter of 2017, compared with net loan recoveries of $76,000 for the quarter ended June 30, 2017.

The $2.0 million provision for loan losses during the third quarter of 2017 decreased by $2.0 million from the third quarter of 2016. Net loan recoveries were $39,000 for the third quarter of 2017, compared with net loan charge-offs of $1.1 million from the third quarter of 2016.

For the first nine months of 2017, we recorded a $6.5 million provision for loan losses, a decrease from
$6.7 million recorded for the first nine months of 2016. Net loan charge-offs amounted to $608,000 for the first nine months of 2017, a decrease from $2.2 million for the first nine months of 2016.

For purchased credit impaired loans, charge-offs are recorded when there is a decrease in the estimated cash flows of the credit from original cash flow estimates. Purchased credit impaired loans were recorded at their estimated fair value, which incorporated our estimated expected cash flows until the ultimate resolution of these credits. To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan losses or charge-offs will be recognized into earnings or against the allowance, if applicable. To the extent actual or projected cash flows are more than originally estimated, the increase in cash flows is prospectively recognized in loan interest income. Due to the accounting rules associated with our purchased credit impaired loans, each quarter we are required to re-estimate cash flows which could cause volatility in our reported net interest margin and provision for loan losses. During the three and nine months ended September 30, 2017, no additional allowance was recorded associated with certain purchased credit impaired loans. See “Allowance for Loan Losses” discussed below in this Quarterly Report on Form 10-Q.

Noninterest Income

Noninterest income for the third quarter of 2017 was $8.2 million, a decrease of $538,000, or 6%, from the second quarter of 2017. The decrease from the second quarter of 2017 was primarily related to a $1.2 million decrease in net gain from the sale of investment securities, partially offset by a $552,000 increase in net gain from the sale of loans and increases in loan servicing and deposit fees.

During the third quarter of 2017, the Bank sold $31.9 million of Small Business Administration ("SBA") loans for a gain of $3.1 million, compared with $29.2 million of SBA loans sold and a gain of $2.9 million in the prior quarter. Additionally, the Bank sold one-to-four family loans during the third quarter of 2017, totaling $37.0 million for a gain of $386,000.

Noninterest income for the third quarter of 2017 increased $2.3 million, or 38%, compared to the third quarter of 2016. The increase from the third quarter of 2016 was primarily related to a $869,000 increase in other income, $695,000 increase in deposit fees, a $384,000 increase in net gain from the sale of investment securities and a $317,000 increase in net gain from sales of loans.

For the first nine months of 2017, noninterest income totaled $21.7 million, an increase from $15.3 million for the first nine months of 2016. The increase was primarily related to higher net gain from sale of loans of $2.0 million and higher net gain from sales of investment securities of $1.2 million. In addition, higher deposit service charges of $1.3 million and higher other income of $2.0 million were recognized, which includes higher debit card and other fees of $1.7 million, primarily as a result of the HEOP acquisition in the second quarter of 2017.

Noninterest Expense

 Noninterest expense totaled $39.6 million for the third quarter of 2017, a decrease of $8.9 million, or 18%, compared with the second quarter of 2017. The decrease was primarily driven by merger-related expenses of $503,000 in the third quarter of 2017 compared with $10.1 million for the second quarter of 2017. Excluding the merger-related expense, our noninterest expense increased to $39.1 million compared with $38.4 million for the second quarter of 2017. The increase was primarily driven by an increase in legal, audit and professional expenses of $697,000, a $409,000 increase in other expense, due primarily to CRA related charitable contributions, and a $283,000 increase in premises and occupancy expense, as we expand our facilities to accommodate our growth. These increases were partially offset by a decrease of $439,000 in FDIC insurance premiums, as we adjusted the accrual following the HEOP acquisition, and a $357,000 decrease in data processing expense, as we realized cost savings upon converting the HEOP systems early in the third quarter of 2017.

In comparison to the third quarter of 2016, noninterest expense grew by $13.8 million, or 53%. The increase in expense was primarily related to the additional costs from the operations, personnel and branches retained from the acquisition of HEOP, combined with our continued investment in personnel and systems to support our organic growth.

Noninterest expense totaled $118 million for the first nine months of 2017, an increase of $44.7 million, or 61%, compared with the first nine months of 2016. The increase was primarily driven by higher compensation and benefits expense during the first nine months of 2017 of $19.2 million, as well as merger-related expense of $15.6 million for the HEOP acquisition in the first nine months of 2017 compared with $3.6 million for the first nine months of 2016 for the SCAF acquisition.

The Company’s efficiency ratio was 52.1% for the third quarter of 2017, compared to 52.3% for the second quarter of 2017 and 57.0% for the third quarter of 2016. The Company's efficiency ratio was 52.3% for the first nine months of 2017, compared to 54.8% for the first nine months of 2016.

Income Taxes

For the three months ended September 30, 2017, June 30, 2017 and September 30, 2016, income tax expense was $10.6 million, $7.5 million and $5.9 million, respectively, and the effective income tax rate was 34.4%, 34.7% and 38.9%, respectively. The quarter's rate was favorably impacted by a $1.1 million true-up with the filing of the 2016 tax return and, to a lesser extent, the tax rate deductibility of equity stock expense related to the adoption of ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting.

The Company did not have unrecognized tax benefits that related to uncertainties associated with federal and state income tax matters as of September 30, 2017 and December 31, 2016.

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

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on this analysis, Management has determined that a valuation allowance for deferred tax assets was not required as of September 30, 2017.

FINANCIAL CONDITION

At September 30, 2017, assets totaled $6.5 billion, an increase of $2.5 billion, or 62%, from December 31, 2016. The increase in assets since December 31, 2016 was primarily due to the acquisition of HEOP, which after purchase accounting adjustments, added $1.4 billion in gross loans and $443 million in investment securities, of which $244 million were sold subsequent to the acquisition, and goodwill of $269 million was recognized in the acquisition.

Loans

Loans held for investment totaled $5.0 billion at September 30, 2017, an increase of $1.8 billion, or 55%, from December 31, 2016. The increase from December 31, 2016 was primarily due to the acquisition of HEOP, which after purchase accounting adjustments, added $1.4 billion in gross loans and organic loan commitments of $1.5 billion during the first nine months of 2017.

Loans held for sale increased $36.6 million from December 31, 2016 as a result of the inclusion of $32 million of one-to-four family loans earmarked for sale in the fourth quarter.

The total end-of-period weighted average contractual interest rate on loans, excluding fees and discounts, at September 30, 2017 was 4.81%, compared to 4.81% at December 31, 2016.

The following table sets forth the composition of our loan portfolio in dollar amounts, as a percentage of the portfolio and gives the weighted average interest rate by loan category at the dates indicated:

	September 30, 2017			December 31, 2016
	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
	(dollars in thousands)
Business loans:
Commercial and industrial	$763,091	15.2%	5.01%	$563,169	17.4%	4.82%
Franchise	626,508	12.6	5.24	459,421	14.3	5.24
Commercial owner occupied (1)	805,137	16.1	4.62	454,918	14.0	4.76
SBA	107,211	2.1	6.27	88,994	2.7	5.64
Agriculture	86,466	1.7	4.57	—	—	—
Total business loans	2,388,413	47.7%	4.98%	1,566,502	48.4	4.97%
Real estate loans:
Commercial non-owner occupied	1,098,995	21.9	4.54	586,975	18.1	4.63
Multi-family	797,370	15.9	4.30	690,955	21.3	4.28
One-to-four family (2)	246,248	4.9	4.61	100,451	3.2	4.62
Construction	301,334	6.0	5.98	269,159	8.3	5.57
Farmland	140,581	2.9	4.56	—	—	—
Land	30,719	0.6	5.62	19,829	0.6	5.36
Other loans	6,228	0.1	6.36	4,112	0.1	5.60
Total real estate loans	2,621,475	52.3%	4.66%	1,671,481	51.6%	4.65%
Gross loans held for investment (3)	5,009,888	100.0%	4.81%	3,237,983	100.0%	4.81%
Plus: Deferred loan origination costs/(fees) and premiums/(discounts), net	(571)			3,630
Loans held for investment	5,009,317			3,241,613
Allowance for loan losses	(27,143)			(21,296)
Loans held for investment, net	$4,982,174			$3,220,317

Loans held for sale, at lower of cost or fair value	44,343			7,711
______________________________
(1) Secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans held for investment for September 30, 2017 are net of the unaccreted fair value purchase discounts of $21.6 million.

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. Loans delinquent 30 or more days as a percentage of loans held for investment were 0.07% at September 30, 2017, compared to 0.03% at December 31, 2016.

The following table sets forth delinquencies in the Company’s loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At September 30, 2017
Business loans:
Commercial and industrial	3	$57	1	$119	5	$327	9	$503
Commercial owner occupied	—	—	—	—	3	1,043	3	1,043
SBA	2	15	1	994	3	149	6	1,158
Warehouse facilities	—	—	—	—	—	—	—	—
Real estate loans:
One-to-four family	1	416	2	310	3	100	6	826
Construction/Land/Other	1	68	—	—	1	10	2	78
Total	7	$556	4	$1,423	15	$1,629	26	$3,608
Delinquent loans to loans held for investment		0.01%		0.03%		0.03%		0.07%

At December 31, 2016
Business loans:
Commercial and industrial	2	$104	—	$—	2	$260	4	$364
SBA	—	—	—	—	3	316	3	316
Real estate loans:
One-to-four family	1	18	1	71	3	48	5	137
Land	—	—	—	—	1	15	1	15
Total	3	$122	1	$71	9	$639	13	$832
Delinquent loans to loans held for investment		—%		—%		0.02%		0.03%
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

At September 30, 2017, our ALLL was $27.1 million, an increase of $5.8 million from December 31, 2016. The increase in the allowance for loan losses at September 30, 2017 was mainly attributable to loan growth in the loan portfolio and, to a lesser extent, net loan charge-offs of $608,000. At September 30, 2017, given the composition of our loan portfolio, as well as the unamortized fair value discount of loans acquired, the ALLL was considered adequate to cover probable incurred losses inherent in the loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the ALLL change, the Company’s estimate of probable incurred loan losses could also change, which could affect the level of future provisions for loan losses.

The following table sets forth the Company’s ALLL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	September 30, 2017			December 31, 2016
Balance at End of Period Applicable to	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
	(dollars in thousands)
Business loans:
Commercial and industrial	$8,309	1.09%	15.1%	$6,362	1.13%	17.4%
Franchise	5,819	0.93	12.4	3,845	0.84	14.1
Commercial owner occupied	815	0.10	15.9	1,193	0.26	14.0
SBA	2,970	2.48	2.4	1,039	1.17	3.0
Agriculture	169	0.20	1.7	—	—	—
Real estate loans:
Commercial non-owner occupied	1,320	0.12	21.7	1,715	0.29	18.1
Multi-family	658	0.08	15.8	2,927	0.42	21.3
One-to-four family	846	0.30	5.5	365	0.36	3.1
Construction	5,140	1.71	6.0	3,632	1.35	8.3
Farmland	93	0.07	2.8	—	—	—
Land	944	3.07	0.6	198	1.00	0.6
Other Loans	60	0.96	0.1	20	0.49	0.1
Total	$27,143	0.54%	100.0%	$21,296	0.66%	100.0%

At September 30, 2017, the ratio of ALLL to loans held for investment was 0.54%, a decrease from 0.66% at December 31, 2016. Our remaining unamortized fair value discount on the loans acquired totaled $22.0 million at September 30, 2017, compared to $7.6 million million at December 31, 2016.

The following table sets forth the activity within the Company’s ALLL in each of the loan categories listed for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2017	2017	2016	2017	2016
	(dollars in thousands)
Balance, beginning of period	$25,055	$23,075	$18,955	$21,296	$17,317
Provision for loan losses	2,049	1,904	4,013	6,455	6,722
Charge-offs:
Business loans:
Commercial and industrial	(32)	(110)	(302)	(894)	(1,012)
Franchise	—	—	(811)	—	(980)
Commercial owner occupied	—	—	—	—	(329)
SBA	—	—	(153)	(8)	(158)
Real estate:
One-to-four family	—	—	—	—	(7)
Total charge-offs	(32)	(110)	(1,266)	(902)	(2,486)
Recoveries :
Business loans:
Commercial and industrial	15	33	13	70	67
Commercial owner occupied	12	70	8	94	8
SBA	42	81	106	125	191
Real estate:
One-to-four family	2	1	14	4	20
Other loans	—	1	—	1	4
Total recoveries	71	186	141	294	290
Net loan (charge-offs) recoveries	39	76	(1,125)	(608)	(2,196)
Balance at end of period	$27,143	$25,055	$21,843	$27,143	$21,843

Ratios:
Net charge-offs (recoveries) to average total loans, net	—%	—%	0.04%	0.01%	0.08%
Allowance for loan losses to loans held for investment at end of period	0.54%	0.52%	0.71%	0.54%	0.71%

Investment Securities

We primarily use our investment portfolio for liquidity purposes and to support our interest rate risk management strategies. Investment securities available-for-sale totaled $704 million at September 30, 2017, an increase of $323 million, or 85%, from December 31, 2016. The increase in investment securities from December 31, 2016 was primarily the result of the acquisition of HEOP, which at acquisition added $445 million of securities, before purchase accounting adjustments, and purchases of $187 million, partially offset by approximately $244 million in sales of securities resulting in a gain of $3.0 million.

The following tables set forth the amortized cost, unrealized gains and losses, and estimated fair value of our investment securities portfolio at the dates indicated:

	September 30, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Agency	$49,969	$433	$(23)	$50,379
Corporate	61,040	1,275	(140)	62,175
Municipal bonds	224,332	4,481	(386)	228,427
Collateralized mortgage obligation: residential	43,254	255	(105)	43,404
Mortgage-backed securities: residential	321,158	688	(2,287)	319,559
Total investment securities available-for-sale	699,753	7,132	(2,941)	703,944
Investment securities held-to-maturity:
Mortgage-backed securities: residential	17,476	—	(50)	17,426
Other	1,151	—	—	1,151
Total securities held-to-maturity	18,627	—	(50)	18,577
Total investment securities	$718,380	$7,132	$(2,991)	$722,521

	December 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Corporate	$37,475	$372	$(205)	$37,642
Municipal bonds	120,155	338	(1,690)	118,803
Collateralized mortgage obligation: residential	31,536	25	(173)	31,388
Mortgage-backed securities: residential	196,496	69	(3,435)	193,130
Total investment securities available-for-sale	385,662	804	(5,503)	380,963
Investment securities held-to-maturity:
Mortgage-backed securities: residential	7,375	—	(104)	7,271
Other	1,190	—	—	1,190
Total investment securities held-to-maturity	8,565	—	(104)	8,461
Total investment securities	$394,227	$804	$(5,607)	$389,424

The following table sets forth the fair values and weighted average yields on our investment securities available-for-sale portfolio by contractual maturity at the date indicated:

	September 30, 2017
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
Investment securities available-for-sale:
Agency	$—	—%	$—	—%	$16,176	2.25%	$34,203	2.38%	$50,379	2.34%
Corporate	—	—	—	—	57,175	5.20	5,000	—	62,175	4.77
Municipal bonds	4,598	1.43	32,569	1.83	73,907	2.04	117,353	2.39	228,427	2.17
Collateralized mortgage obligation	—	—	—	—	3,406	2.29	39,998	2.48	43,404	2.46
Mortgage-backed securities	2,603	2.30	5,295	(0.26)	54,797	2.08	256,864	1.73	319,559	1.76
Total securities available-for-sale	7,201	1.74	37,864	1.53	205,461	2.95	453,418	1.99	703,944	2.24
Investment securities held-to-maturity:
Mortgage-backed securities	—	—	—	—	—	—	17,426	3.39	17,426	3.39
Other	—	—	—	—	—	—	1,151	0.93	1,151	0.93
Total securities held-to-maturity	—	—	—	—	—	—	18,577	3.24	18,577	3.24
Total securities	$7,201	1.74%	$37,864	1.53%	$205,461	2.95%	$471,995	2.04%	$722,521	2.26%

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

The Company realized no OTTI recovery for the quarters ended September 30, 2017 and December 31, 2016. The Company realized OTTI recovery of $2,000 for the quarter ended September 30, 2016. We recorded no impairment credit losses on available-for-sale securities in our consolidated statements of income for the three months ended September 30, 2017, December 31, 2016 and September 30, 2016. A $207,000 OTTI was taken during the quarter ended March 31, 2016, related to a CRA investment purchased in June 2014 with a par value of $50, and a book value of $500,000.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), restructured loans and OREO. It is our general policy to account for a loan as nonaccrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful.

Nonperforming assets totaled $887,000, or 0.01% of total assets at September 30, 2017, a decrease from $1.6 million, or 0.04% of total assets at December 31, 2016. At September 30, 2017, nonperforming loans totaled $515,000, or 0.01% of loans held for investment, a decrease from $1.1 million, or 0.04% of loans held for investment at December 31, 2016. Other real estate owned decreased to $372,000.

      The following table sets forth our composition of nonperforming assets at the dates indicated:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Nonperforming assets
Business loans:
Commercial and industrial	$228	$250
Commercial owner occupied	83	436
SBA	90	316
Real estate:
One-to-four family	103	124
Land	11	15
Total nonperforming loans	515	1,141
Other real estate owned	372	460
Total nonperforming assets	$887	$1,601

Allowance for loan losses	$27,143	$21,296
Allowance for loan losses as a percent of total nonperforming loans	5,270%	1,866%
Nonperforming loans as a percent of loans held for investment	0.01	0.04
Nonperforming assets as a percent of total assets	0.01	0.04

Liabilities and Stockholders’ Equity

Total liabilities were $5.55 billion at September 30, 2017, compared to $3.58 billion at December 31, 2016. The increase of $2.0 billion, or 55%, from December 31, 2016 was primarily related to a $1.9 billion, or 60%, increase in deposits from December 31, 2016.

Deposits.  At September 30, 2017, deposits totaled $5.0 billion, an increase of $1.9 billion, or 60%, from December 31, 2016, primarily as a result of the acquisition of HEOP. Non-maturity deposits totaled $4.2 billion, 84% of total deposits, an increase of $1.6 billion, or 64% from December 31, 2016, highlighted by an increase in money market and savings accounts of $807 million, noninterest-bearing checking of $704 million and demand deposit of $121 million. Time deposits increased $239 million, or 42% from December 31, 2016, which included an increase of $40.8 million and $198 million to wholesale/brokered certificate of deposits and retail certificate of deposits, respectively.

The total end of period weighted average rate of deposits at September 30, 2017 was 0.27%, a decrease from 0.32% December 31, 2016.

Our ratio of loans held for investment to deposits was 99.8% and 103.1% at September 30, 2017 and December 31, 2016, respectively.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented:

	September 30, 2017			December 31, 2016
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Noninterest-bearing checking	$1,890,241	37.7%	—%	$1,185,768	37.7%	—%
Interest-bearing deposits:
Checking	304,295	6.1	0.11	182,893	5.8	0.11
Money market	1,797,485	35.8	0.36	1,100,787	35.1	0.34
Savings	212,297	4.2	0.15	101,574	3.2	0.14
Time deposit accounts:
Less than 1.00%	380,615	7.6	0.57	416,649	13.2	0.61
1.00 - 1.99	426,858	8.5	0.91	153,012	4.9	1.14
2.00 - 2.99	5,998	0.1	2.17	4,413	0.1	2.25
3.00 - 3.99	52	—	3.87	37	—	3.85
4.00 - 4.99	29	—	4.08	3	—	4.93
5.00 and greater	283	—	5.07	445	—	5.07
Total time deposit accounts	813,835	16.2	0.76	574,559	18.2	0.80
Total interest-bearing deposits	3,127,912	62.3	0.43	1,959,813	62.3	0.48
Total deposits	$5,018,153	100.0%	0.27%	$3,145,581	100.0%	0.32%

Borrowings.  At September 30, 2017, total borrowings amounted to $462 million, a decrease of $64.7 million, or 16%, from December 31, 2016. At September 30, 2017, total borrowings represented 7.1% of total assets and had an end of period weighted average rate of 2.1%, compared with 9.8% of total assets at a weighted average rate of 1.6% at December 31, 2016.

At September 30, 2017, total borrowings were comprised of the following:

•	FHLB advances of $335 million at 1.34%;

•	Subordinated notes of $60 million at 5.75% due September 3, 2024. For additional information about the subordinated notes, see Note 8 to the Consolidated Financial Statements in this report;

•
Three reverse repurchase agreements totaling $28.5 million at a weighted average rate of 3.26% with $10 million due in February 2018 and $18.5 million due in September 2018. These agreements are secured by government sponsored entity mortgage-backed securities with a par value of $30.9 million and a fair value of $32.0 million;

•
HOA reverse repurchase agreements totaling $18.5 million at a weighted average rate of .01% and secured by government sponsored entity mortgage-backed securities with a par value of $31.4 million and a fair value of $32.2 million; and

•
Subordinated debentures used to fund the issuance of trust preferred securities in 2004 of $10.3 million at 4.05% due April 7, 2034. For additional information about the subordinated debentures and trust preferred securities, see Note 8 to the Consolidated Financial Statements in this report.

•
$5.2 million of floating rate junior subordinated debt securities to Heritage Oaks Capital Trust II. Interest is payable quarterly at three-month LIBOR plus 1.72% per annum, for an effective rate of 3.02% per annum as of September 30, 2017. At September 30, 2017, the carrying value of these debentures was $3.9 million, which reflects purchase accounting fair value adjustments of $1.3 million.

•
$3.1 million of floating rate junior subordinated debt associated with Mission Community Capital Trust I. The carrying value of Mission Community Capital Trust I was $2.8 million which reflects purchase accounting fair value adjustments of $332,000. Interest is payable quarterly at three-month LIBOR plus 2.95% per annum, for an effective rate of 4.25% per annum as of September 30, 2017.

•
$5.2 million of floating rate junior subordinated debt associated Santa Lucia Bancorp (CA) Capital Trust. The carrying value of Santa Lucia Bancorp (CA) Capital Trust was $3.7 million, which reflects purchase accounting fair value adjustments $1.4 million. Interest is payable quarterly at three-month LIBOR plus 1.48% per annum, for an effective rate of 2.78% per annum as of September 30, 2017.

The following table sets forth certain information regarding the Company’s borrowed funds at the dates indicated:

	September 30, 2017		December 31, 2016
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
FHLB advances	$335,186	1.34%	$278,000	0.55%
Reverse repurchase agreements	46,987	1.98	49,971	1.87
Subordinated debentures	79,871	5.13	69,383	5.35
Total borrowings	$462,044	2.06%	$397,354	1.55%

Weighted average cost of borrowings during the quarter	2.30%		2.75%
Borrowings as a percent of total assets	7.1		9.8

Stockholders’ Equity.  Total stockholders’ equity was $982 million as of September 30, 2017, an increase from $460 million at December 31, 2016. The current year increase of $522 million in stockholders’ equity was primarily related to the issuance of $465 million of stock in the acquisition of HEOP as well as net income for the first nine months of 2017 of $43.9 million.

Our book value per share increased to $24.44 at September 30, 2017 from $16.54 at December 31, 2016. At September 30, 2017, the Company’s tangible common equity to tangible assets ratio was 9.41%, an increase from 8.86% at December 31, 2016.

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

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
GAAP Reconciliation
(dollars in thousands)

	September 30,	December 31,
	2017	2016
Total stockholders’ equity	$981,660	$459,740
Less: Intangible assets	(405,222)	(111,941)
Tangible common equity	$576,438	$347,799

Total assets	$6,532,334	$4,036,311
Less: Intangible assets	(405,222)	(111,941)
Tangible assets	$6,127,112	$3,924,370

Tangible common equity ratio	9.41%	8.86%

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

Our primary sources of funds generated during the first nine months of 2017 were from:

•	Proceeds of $248 million from the sale or maturity of securities available-for-sale;

•	Net increase of $203 million in deposit accounts;

•	Cash of $76.5 million acquired in the acquisition;

•	Proceeds of $100.9 million from the sale and principal payments on loans held for sale; and

•	Principal payments on securities available-for-sale of $55.5 million.

We used these funds to:

•	Originate loans of $588 million;

•	Purchase of securities available-for-sale of $169 million;

•	Originate loans held for sale of $130.0 million; and

•	Reduce borrowings by $74.3 million.

Our most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on our operating, lending and investing activities during any given period. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. At September 30, 2017, cash and cash equivalents totaled $121 million and the market value of our investment securities available-for-sale totaled $704 million. If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve’s lending programs and loan sales. As of September 30, 2017, the maximum amount we could borrow through the FHLB was $2.9 billion, of which $931 million was available for borrowing based on collateral pledged of $1.1 billion in real estate loans. At September 30, 2017, we had $335 million in FHLB borrowings against that available balance. At September 30, 2017, we also had unsecured lines of credit aggregating $221 million, which consisted of $168 million with other financial institutions from which to draw funds and $3.3 million with the FRB and one reverse repo line with a correspondent bank of $50 million. For the quarter ended September 30, 2017, our average liquidity ratio was 10.59%, which is above the Company's policy of 10.0%. The Company regularly models liquidity stress scenarios to ensure that adequate liquidity is available and has contingency funding plans in place which are reviewed and tested on a regular basis.

To the extent that 2017 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 15% of total deposits, as a secondary source for funding. At September 30, 2017, we had $240 million in brokered time deposits, which constituted 4.8% of total deposits at that date.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation's primary sources of liquidity are dividends from the Bank. In addition, the Corporation maintains a line of credit with Wells Fargo, with availability of $15 million. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations.

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

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	September 30, 2017
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(dollars in thousands)
Contractual obligations
FHLB advances	$273,500	$23,500	$38,000	$—	$335,000
Other borrowings	28,500	—	—	—	28,500
Subordinated debentures	—	—	—	79,800	79,800
Certificates of deposit	613,117	170,911	19,911	9,897	813,836
Operating leases	5,169	7,235	2,860	3,258	18,522
Total contractual cash obligations	$920,286	$201,646	$60,771	$92,955	$1,275,658

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed. Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. As of September 30, 2017, we had commitments to extend credit on existing lines and letters of credit of $1.0 billion, compared to $581 million at December 31, 2016 and $576 million at September 30, 2016.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	September 30, 2017
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(dollars in thousands)
Other commitments
Commercial and industrial	$434,629	$91,407	$25,352	$31,492	$582,880
Construction	117,979	148,508	5,000	259	271,746
Agriculture and Farmland	37,627	8,960	1,667	9,723	57,977
Home equity lines of credit	2,255	5,322	3,081	54,800	65,458
Standby letters of credit	29,810	—	—	—	29,810
Credit card lines	—	—	—	1,911	1,911
All other	13,865	51	5,578	17,129	36,623
Total other commitments	$636,165	$254,248	$40,678	$115,314	$1,046,405

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

Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At September 30, 2017, the Company and Bank are in compliance with the capital conservation buffer requirement. The capital conservation buffer will increase by 0.625% each year starting in 2016 through 2019, at which point, the common equity tier 1, tier 1 and total capital ratio minimums inclusive of the capital conservation buffer will be 7.0%, 8.5% and 10.5%, respectively.

As defined in applicable regulations and set forth in the table below, the Company and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the “well capitalized” standards at the dates indicated:

	Actual	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer Phase-In for 2017	Minimum Required Plus Capital Conservation Buffer Fully Phased-In	Minimum Required For Well Capitalized Requirement
At September 30, 2017
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 Leverage Ratio	10.12%	4.00%	4.00%	4.00%	N/A
Common Equity Tier 1 to Risk-Weighted Assets	10.59%	4.50%	5.75%	7.00%	N/A
Tier 1 Capital to Risk-Weighted Assets	10.94%	6.00%	7.25%	8.50%	N/A
Total Capital to Risk-Weighted Assets	12.51%	8.00%	9.25%	10.50%	N/A

Pacific Premier Bank
Tier 1 Leverage Ratio	10.91%	4.00%	4.00%	4.00%	5.00%
Common Equity Tier 1 to Risk-Weighted Assets	11.80%	4.50%	5.75%	7.00%	6.50%
Tier 1 Capital to Risk-Weighted Assets	11.80%	6.00%	7.25%	8.50%	8.00%
Total Capital to Risk-Weighted Assets	12.31%	8.00%	9.25%	10.50%	10.00%

	Actual	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer Phase-In for 2017	Minimum Required Plus Capital Conservation Buffer Fully Phased-In	Minimum Required For Well Capitalized Requirement
At December 31, 2016
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 Leverage Ratio	9.78%	4.00%	4.00%	4.00%	N/A
Common Equity Tier 1 to Risk-Weighted Assets	10.12%	4.50%	5.125%	7.00%	N/A
Tier 1 Capital to Risk-Weighted Assets	10.41%	6.00%	6.625%	8.50%	N/A
Total Capital to Risk-Weighted Assets	12.72%	8.00%	8.625%	10.50%	N/A

Pacific Premier Bank
Tier 1 Leverage Ratio	10.94%	4.00%	4.00%	4.00%	5.00%
Common Equity Tier 1 to Risk-Weighted Assets	11.65%	4.50%	5.125%	7.00%	6.50%
Tier 1 Capital to Risk-Weighted Assets	11.65%	6.00%	6.625%	8.50%	8.00%
Total Capital to Risk-Weighted Assets	12.29%	8.00%	8.625%	10.50%	10.00%

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

Item 1A. Risk Factors

The description of the risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of our 2016 Annual Report is supplemented to include the following updated risk factor:

Existing and potential acquisitions may disrupt our business and dilute stockholder value.

On April 1, 2017, we completed the acquisition of HEOP, the holding company of Heritage Oaks Bank, a California state-chartered bank with $2.0 billion in total assets. On November 1, 2017, we completed the acquisition of Plaza, the holding company of Plaza Bank, a California-chartered banking corporation with $1.3 billion in total assets.

The success of these mergers will depend on, among other things, our ability to realize the anticipated revenue enhancements and efficiencies and to combine the businesses of Pacific Premier with those of HEOP and Plaza in a manner that does not materially disrupt the existing customer relationships of HEOP or Plaza or result in decreased revenues resulting from any loss of customers, and that permits growth opportunities to occur. If we are not able to successfully achieve these objectives, the anticipated benefits of the mergers may not be realized fully or at all or may take longer to realize than expected.

It is possible that the ongoing HEOP integration process and the Plaza integration process could result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the mergers.  Integration efforts could also divert management attention and resources. These integration matters could have an adverse effect on the combined company.
In addition, we issued 11,959,022 shares of our common stock in connection with the HEOP acquisition. We expect to issue approximately 6,049,447 shares of our common stock as consideration for the acquisition of Plaza. All of the shares of our common stock issued to former HEOP and Plaza shareholders in the mergers are freely tradable without restrictions under the Securities Act. If former HEOP and Plaza holders sell substantial amounts of our common stock, it may cause the market price of our common stock to decrease.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2012, the board of directors authorized its second stock repurchase program. Under the repurchase program, management is authorized to repurchase up to 1,000,000 shares of the Company’s common stock. The program may be limited or terminated at any time without prior notice. The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the third quarter of 2017.

Month of Purchase	Total Number of shares purchased/ returned	Average price paid per share	Total number of shares repurchased as part of the publicly announced program	Maximum number of shares that may yet be purchased under the program at end of month
June-2017	—	—	—	762,545
July-2017	—	—	—	762,545
August-2017	—	—	—	762,545
September-2017	—	—	—	762,545
Total/Average	—	—	—	762,545

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit 2.1	Agreement and Plan of Reorganization, dated as of August 8, 2017, by and between Pacific Premier Bancorp, Inc. and Plaza Bancorp. (1)
Exhibit 4.1	Investor Rights Agreement, dated as of August 8, 2017, by and between Pacific Premier Bancorp, Inc. and Carpenter Fund Manager GP, LLC. (1)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference from the Registrant's Form 8-K filed with the SEC on August 9, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

November 7, 2017	By:	/s/ Steven R. Gardner
Date		Steven R. Gardner
Chairman, President and Chief Executive Officer
(principal executive officer)

November 7, 2017	By:	/s/ Ronald J. Nicolas, Jr.
Date		Ronald J. Nicolas, Jr.
Sr. Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits
Exhibit 2.1	Agreement and Plan of Reorganization, dated as of August 8, 2017, by and between Pacific Premier Bancorp, Inc. and Plaza Bancorp. (1)
Exhibit 4.1	Investor Rights Agreement, dated as of August 8, 2017, by and between Pacific Premier Bancorp, Inc. and Carpenter Fund Manager GP, LLC. (1)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document