Form 10-K
period 2017-12-31
PACIFIC PREMIER BANCORP INC
filed 2018-02-28
CIK 1028918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	[ X ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]
			Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [__] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, was approximately $1.5 billion and was based upon the last sales price as quoted on the NASDAQ Stock Market as of June 30, 2017, the last business day of the most recently completed second fiscal quarter.

As of February 27, 2018, the Registrant had 46,241,238 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company's definitive proxy statement for its 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

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

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” or words or phases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors, which are in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements.

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

•
The effect of acquisitions we may make, such as our currently pending acquisition of Grandpoint Capital Inc., including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations;

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

INDEX

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

Overview

We are a California-based bank holding company incorporated in 1997 in the State of Delaware and a registered bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”). Our wholly-owned subsidiary, Pacific Premier Bank, is a California state-chartered commercial bank. The Bank was founded in 1983 as a state-chartered thrift and subsequently converted to a federally chartered thrift in 1991. The Bank converted to a California-chartered commercial bank and became a Federal Reserve member in March of 2007. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”), which is a member bank of the FHLB System. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount currently allowable under federal law. The Bank is currently subject to examination and regulation by the Federal Reserve Bank (“FRB”), the California Department of Business Oversight (“DBO”) and the FDIC.

We are a growth company keenly focused on building shareholder value through consistent earnings and creating franchise value. Our growth is derived both organically and through acquisitions of financial institutions and lines of business that complement our business banking strategy. The Bank’s primary target market is small and middle market businesses.

We primarily conduct business throughout California from our 33 full-service depository branches in the counties of Orange, Los Angeles, Riverside, San Bernardino, San Diego, San Luis Obispo and Santa Barbara, California as well as Clark County, Nevada.

We provide banking services within our targeted markets to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations. Additionally, we provide certain banking services nationwide. We provide customized cash management, electronic banking services and credit facilities to Home Owners’ Associations (“HOA”) and HOA management companies nationwide. We provide U.S. Small Business Administration (“SBA”) loans nationwide, which provide entrepreneurs and small business owners access to loans needed for working capital and continued growth. In addition, we offer loans and other services nationwide to experienced owner-operator franchisees in the quick service restaurant ("QSR") industry.

Through our branches and our Internet website at www.ppbi.com, we offer a broad array of deposit products and services, including checking, money market and savings accounts, cash management services, electronic banking services, and on-line bill payment. We also offer a wide array of loan products, such as commercial business loans, lines of credit, SBA loans, commercial real estate loans, agribusiness loans, home equity lines of credit, construction loans, farmland and consumer loans. At December 31, 2017, we had consolidated total assets of $8.0 billion, net loans of $6.2 billion, total deposits of $6.1 billion, and consolidated

INDEX

total stockholders’ equity of $1.2 billion. At December 31, 2017, the Bank was considered a “well-capitalized” financial institution for regulatory capital purposes.

The Corporation's common stock is traded on the NASDAQ Global Select Market under the ticker symbol “PPBI.” There are 100 million authorized shares of the Corporation’s common stock, with approximately 46.2 million shares outstanding as of December 31, 2017. The Corporation has an additional 1.0 million authorized shares of preferred stock, none of which has been issued to date.

Our executive offices are located at 17901 Von Karman Avenue, Suite 1200, Irvine, California 92614, and our telephone number is (949) 864-8000. Our Internet website address is www.ppbi.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, from 2012 to present that have been filed with the SEC are available free of charge on our Internet website. Also on our website are our Code of Business Conduct, Insider Trading and Beneficial Ownership forms, and Corporate Governance Policy. The information contained in our website or in any websites linked by our website is not a part of this Annual Report on Form 10-K.

Recent Developments

Pending Acquisition of Grandpoint Capital, Inc.—On February 9, 2018, we entered into a definitive agreement with Grandpoint Capital, Inc. ("Grandpoint") to acquire Grandpoint and its wholly-owned, California-chartered state bank subsidiary, Grandpoint Bank. Grandpoint is headquartered in Los Angeles, California with $3.2 billion in total assets, $2.4 billion in gross loans and $2.4 billion in total deposits at December 31, 2017. Grandpoint operates 14 regional offices in Southern California, Arizona and Vancouver, Washington. Under the terms of the definitive agreement, holders of Grandpoint common stock will have the right to receive 0.4750 shares of Company common stock.

The proposed transaction is expected to close in the third quarter of 2018, subject to satisfaction of customary closing conditions, including regulatory approvals and approval of Grandpoint’s and the Corporation’s shareholders. Certain Grandpoint shareholders, as well as Grandpoint's directors and executive officers have entered into agreements with the Corporation pursuant to which they have committed to provide written consents with respect to shares of Grandpoint common stock in favor of the acquisition. For additional information about the proposed acquisition of Grandpoint, see the Corporation’s Current Report on Form 8-K filed with the SEC on February 12, 2018 and the definitive agreement which is filed as an exhibit to the Current Report on Form 8-K.

Our Strategic Plan

Our strategic plan is focused on generating organic growth through our high performing sales culture. Additionally, we seek to grow through mergers and acquisitions of California-based banks and the acquisition of lines of business that complement our business banking strategy.

Our two key operating strategies are summarized as follows:

•
Expansion through Organic Growth.  Over the past several years, we have developed a high performing sales culture that places a premium on business bankers that have the ability to consistently generate business with new and existing clients. Business unit managers that possess in-depth product knowledge and expertise in their respective lines of business systematically manage the business development efforts through the use of sales and relationship management technology tools.

•
Expansion through Acquisitions.  Our acquisition strategy is twofold; first we seek to acquire whole banks within and contiguous to the State of California to expand geographically and/or to consolidate in our existing markets and, second, we seek to acquire lines of business that will complement our existing business banking strategy. We have completed nine acquisitions since

INDEX

2010, of which the first two were FDIC-assisted transactions and all other bank transactions were open bank, arm's length negotiated transactions: Canyon National Bank (“CNB”) (geographic expansion, closed February 2011), Palm Desert National Bank (“PDNB”) (in market consolidation, closed April 2012), First Associations Bank (“FAB”) (nationwide HOA line of business, closed March 2013), San Diego Trust Bank (“SDTB”) (geographic expansion, closed June 2013), Infinity Franchise Holdings, LLC and Infinity Franchise Capital (collectively, "Infinity") (nationwide lender to franchisees in the QSR industry, closed January 2014), Independence Bank ("IDPK") (geographic expansion, closed January 2015), Security Bank of California ("SCAF") (geographic expansion, closed January 2016), Heritage Oaks Bancorp ("HEOP") (geographic expansion, closed April 2017), and Plaza Bancorp ("PLZZ") (geographic expansion, closed November 2017). In addition, on February 9, 2018, we entered into a definitive agreement with Grandpoint to acquire Grandpoint and its wholly-owned, California-chartered state bank subsidiary, Grandpoint Bank. That transaction is expected to close in the third quarter of 2018, subject to the receipt of all regulatory and shareholder approvals and the satisfaction or waiver, if applicable, of all closing conditions. We will continue to pursue acquisitions of open banks and other non-depository businesses that meet our criteria, though there can be no assurances that we will identify or consummate any such acquisitions, and if we do, that any or all of those acquisitions will produce the intended results.

Lending Activities

General.  In 2017, we maintained our commitment to a high level of credit quality in our lending activities. Our core lending business continues to focus on meeting the financial needs of local businesses and their owners. To that end, the Company offers a full complement of flexible and structured loan products tailored to meet the diverse needs of our customers.

During 2017, we made or purchased loans to borrowers secured by real property and business assets located principally in California, our primary market area. We made select loans, primarily QSR franchise loans, SBA guaranteed loans and loans to HOAs, throughout the United States. We emphasize relationship lending and focus on generating loans with customers who also maintain full depository relationships with us. These efforts assist us in establishing and expanding depository relationships consistent with the Company’s strategic direction. We maintain an internal lending limit below our $340.9 million legal lending limit for secured loans and $204.5 million for unsecured loans as of December 31, 2017. At December 31, 2017, the Bank's largest aggregate outstanding balance of loans to one borrower was $44.9 million of secured credit. Historically, we have managed loan concentrations by selling certain loans, primarily commercial non-owner occupied CRE and multi-family residential loan production. In recent periods, we have also focused on selling the guaranteed portion of SBA loans due to the attractive premiums in the market, which gains on sale increase our noninterest income. Other types of loan sales remain a strategic option for us.

During 2017, we originated $2.2 billion of loans and loan commitments, including $490 million of commercial and industrial (“C&I”) loans, $344 million of construction loans, $313 million of franchise loans, $267 million of non-owner occupied CRE loans, $246 million of owner occupied CRE loans, $189 million of SBA loans, $186 million of multi-family real estate loans, $37.8 million of agribusiness loans, $35.9 million of one-to-four family real estate loans, $32.8 million of consumer loans and $10.3 million of farmland loans. During the same period, the acquisition of PLZZ added $1.1 billion of loans in the fourth quarter of 2017, and the acquisition of HEOP added $1.4 billion of loans in the second quarter of 2017, both before fair value adjustments. At December 31, 2017, we had $6.2 billion in total gross loans held for investment outstanding.

Commercial and Industrial Lending.  We originate C&I loans secured by business assets including inventory, receivables, and machinery and equipment to businesses located in our primary market area. Loan types include revolving lines of credit, term loans, seasonal loans and loans secured by liquid collateral such as cash deposits or marketable securities. HOA credit facilities are included in C&I loans. We also issue letters of credit on behalf of our customers, backed by loans or deposits with the Company. At December 31, 2017, C&I loans totaled

INDEX

$1.1 billion, constituting 17.5% of our gross loans held for investment. At December 31, 2017, we had commitments to extend additional credit on C&I loans of $707 million.

Franchise Lending. We originate loans to franchises in the QSR industry nationwide, including financing for equipment, real estate, new store development, remodeling, refinancing, acquisition and partnership restructuring. At December 31, 2017, Franchise loans totaled $660 million, constituting 10.7% of our gross loans held for investment.

Commercial Owner-Occupied Business Lending.  We originate and purchase loans secured by owner-occupied CRE, such as small office and light industrial buildings, and mixed-use commercial properties located predominantly in California. We also make loans secured by special purpose properties, such as gas stations and churches. Pursuant to our underwriting policies, owner-occupied commercial real estate ("CRE") loans may be made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the collateral property. Loans are generally made for terms up to 25 years with amortization periods up to 25 years. At December 31, 2017, we had $1.3 billion of owner-occupied CRE secured loans, constituting 20.8% of our gross loans held for investment.

SBA Lending.  We are approved to originate loans under the SBA’s Preferred Lenders Program (“PLP”). The PLP lending status affords us a higher level of delegated credit autonomy, translating to a significantly shorter turnaround time from application to funding, which is critical to our marketing efforts. We originate loans nationwide under the SBA’s 7(a), SBAExpress, International Trade and 504 loan programs, in conformity with SBA underwriting and documentation standards. The guaranteed portion of the 7(a) loans is typically sold on the secondary market. At December 31, 2017, we had $186 million of SBA loans, constituting 3.0% of our gross loans held for investment.

Agribusiness and Farmland. We originate loans to the agricultural community to fund seasonal production and longer term investments in land, buildings, equipment, crops and livestock. Agribusiness loans are for the purpose of financing agricultural production to finance crops and livestock. Farmland loans include all land known to be used or usable for agricultural purposes, such as crop and livestock production, and is secured by the land and improvements thereon. At December 31, 2017, agribusiness loans totaled $116 million, constituting 1.9% of our gross loans held for investment. At December 31, 2017, we had $145 million of farmland loans, constituting 2.3% of our gross loans held for investment.

Commercial Non-Owner Occupied Real Estate Lending.  We originate and purchase loans that are secured by CRE, such as retail centers, small office and light industrial buildings, and mixed-use commercial properties located predominantly in California that are not occupied by the borrower. We also make loans secured by special purpose properties, such as hotels and self-storage facilities. Pursuant to our underwriting practices, non-owner occupied CRE loans may be made in amounts up to 75% of the lesser of the appraised value or the purchase price of the collateral property. We consider the net operating income of the property and typically require a stabilized debt service coverage ratio of at least 1.20:1, based on the qualifying loan interest rate. Loans are generally made for terms from 10 years up to 25 years, with amortization periods up to 25 years. At December 31, 2017, we had $1.2 billion of non-owner occupied CRE secured loans, constituting 20.0% of our gross loans held for investment.

Multi-family Residential Lending.  We originate and purchase loans secured by multi-family residential properties (five units and greater) located predominantly in California. Pursuant to our underwriting practices, multi-family residential loans may be made in an amount up to 75% of the lesser of the appraised value or the purchase price of the collateral property. In addition, we generally require a stabilized minimum debt service coverage ratio of at least 1.15:1, based on the qualifying loan interest rate. Loans are made for terms of up to 30 years with amortization periods up to 30 years. At December 31, 2017, we had $794 million of multi-family real estate secured loans, constituting 12.8% of our gross loans held for investment.

INDEX

One-to-Four Family Real Estate Lending.  Although we do not originate, through our bank acquisitions, we have acquired first lien single family mortgages. Our portfolio of one-to-four family loans at December 31, 2017 totaled $271 million, constituting 4.4% of our gross loans held for investment, of which $223 million consists of loans secured by first liens on real estate and $48.0 million consists of loans secured by second or junior liens on real estate.

Construction Lending.  We originate loans for the construction of 1-4 family, multi-family residences and CRE properties in our market area. We concentrate our efforts on single homes and small infill projects in established neighborhoods where there is not abundant land available for development. Pursuant to our underwriting practices, construction loans may be made in an amount up to the lesser of 80% of the completed value of or 85% of the cost to build the collateral property. Loans are made solely for the term of construction, generally less than 24 months. We require that the owner’s equity is injected prior to the funding of the loan. At December 31, 2017, construction loans totaled $283 million, constituting 4.6% of our gross loans, and we had commitments to extend additional construction credit of $306 million.

Land Loans.  We occasionally originate land loans located predominantly in California for the purpose of facilitating the ultimate construction of a home or commercial building. We do not originate loans to facilitate the holding of land for speculative purposes. At December 31, 2017, land loans totaled $31.2 million, constituting 0.5% of our gross loans.

Consumer Loans.  We originate a limited number of consumer loans, generally for banking customers only, which consist primarily of home equity lines of credit and savings account secured loans. Before we make a consumer loan, we assess the applicant’s ability to repay the loan and, if applicable, the value of the collateral securing the loan. At December 31, 2017, we had $92.9 million in consumer loans that represented 1.5% of our gross loans.

Warehouse Repurchase Facilities.  In 2015, we provided warehouse repurchase facilities for qualified mortgage bankers operating principally in California. These facilities provided short-term funding for one-to-four family mortgage loans via a mechanism whereby the mortgage banker sold us closed loans on an interim basis, to be repurchased in conjunction with the sale of each loan on the secondary market. We generally purchased only conforming/conventional (Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”)) and government guaranteed (Federal Housing Administration (“FHA”), Veterans Administration (“VA”) and U.S. Department of Agriculture (“USDA”)) credits, and only after due diligence that we believed was thorough and sophisticated. We notified our borrowers that we will no longer provide funding under the repurchase facilities after March 15, 2016, and at December 31, 2017 and 2016, we had no warehouse loans.

Sources of Funds

General.  Deposits, loan repayments and prepayments, and cash flows generated from operations and borrowings are the primary sources of the Company’s funds for use in lending, investing and other general purposes.

Deposits.  Deposits represent our primary source of funds for our lending and investing activities. The Company offers a variety of deposit accounts with a range of interest rates and terms. The deposit accounts are offered through our 33 full depository branch network in California and Nevada, and nationwide through our HOA Banking unit located in Irvine, California. The Company’s deposits consist of checking accounts, money market accounts, passbook savings, and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The terms of the fixed-rate certificates of deposit offered by the Company vary from three months to five years. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. Total deposits at December 31, 2017 were $6.1 billion, compared to $3.1 billion at December 31, 2016. At December 31, 2017, certificates of deposit constituted 17.8% of

INDEX

total deposits, compared to 18.3% at the year-end 2016. At December 31, 2017, we had $848 million of certificate of deposit accounts maturing in one year or less.

We primarily rely on customer service, sales and marketing efforts, business development, cross selling of deposit products to loan customers, and long-standing relationships with customers to attract and retain local deposits. However, market interest rates and rates offered by competing financial institutions significantly affect the Company’s ability to attract and retain deposits. Additionally, from time to time, we will utilize both wholesale and brokered deposits to supplement our generation of deposits from businesses and consumers. At December 31, 2017, we had $386 million in brokered deposits that were raised to supplement and diversify our deposit funding and support our interest rate risk management strategies. The brokered deposits had a weighted average maturity of 7 months and an all-in cost of 143 basis points.

    Subsidiaries

At December 31, 2017, we had five operating subsidiaries, the Bank, a wholly-owned consolidated subsidiary with no subsidiaries of its own, and PPBI Statutory Trust I, Heritage Oaks Capital Trust II, Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust which are wholly-owned special purpose entities. The Company accounts for its investments in its wholly-owned special purpose entities under the equity method, whereby the subsidiary’s net earnings are recognized in the Company’s Statement of Income and the investment in these entities is included in Other Assets on the Company’s Consolidated Statements of Financial Condition.

    Personnel

As of December 31, 2017, we had 842 full-time employees and 4 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be satisfactory.

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

The banking business is dominated by a relatively small number of major banks with many offices operating over a wide geographical area. These banks have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns, and to allocate their resources to regions of highest yield and demand. Many of the national or super-regional banks operating in our primary market area offer certain services that we do not offer directly but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, the national or super-regional banks also have substantially higher lending limits than us.

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

INDEX

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

INDEX

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

Legislative and regulatory initiatives are from time-to-time introduced, which necessarily impacts the regulation of the financial services industry. We cannot predict whether or when potential legislation or new regulations will be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations. Moreover, bank regulatory agencies can be more aggressive in responding to concerns and trends identified in examinations, which could result in an increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns.

Dodd-Frank Act

The Dodd-Frank Act, which was signed into law in July 2010, implemented far-reaching changes across the financial regulatory landscape, including provisions that, among other things, repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts, and increased the authority of the Federal Reserve to examine bank holding companies, such as the Corporation, and their non-bank subsidiaries.

Many aspects of the Dodd-Frank Act continue to be subject to rulemaking and have yet to take full effect, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

In 2017, both the House of Representatives and the Senate introduced legislation that would repeal or modify provisions of the Dodd-Frank Act and significantly impact financial services regulation. Although the bills vary in content, certain key aspects include revisions to rules related to mortgage loans, delayed implementation of rules related to the Home Mortgage Disclosure Act, reform and simplification of certain Volcker Rule requirements, and raising the threshold for applying enhanced prudential standards to bank holding companies with total consolidated assets equal to or greater than $50 billion to those with total consolidated assets equal to or greater than $250 billion.

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

INDEX

majority-owned by the acquiring bank holding company before the acquisition; (iii) acquiring all or substantially all the assets of a bank; or (iv) merging or consolidating with another bank holding company.

Permissible Activities of the Bank.  Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank can form subsidiaries to engage in activates “closely related to banking” or “nonbanking” activities and expanded financial activities. However, to form a financial subsidiary, the Bank must be well capitalized and would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks. Generally, a financial subsidiary is permitted to engage in activities that are “financial in nature” or incidental thereto, even though they are not permissible for the national bank to conduct directly within the bank. The definition of “financial in nature” includes, among other items, underwriting, dealing in or making a market in securities, including, for example, distributing shares of mutual funds. The subsidiary may not, however, engage as principal in underwriting insurance (other than credit life insurance), issue annuities or engage in real estate development, investment or merchant banking.

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

Under federal regulations, bank holding companies and banks must meet certain risk-based capital requirements. Effective as of January 1, 2015, the Basel III final capital framework, among other things, (i)

INDEX

introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations. Beginning January 1, 2016, financial institutions are required to maintain a minimum capital conservation buffer to avoid restrictions on capital distributions and other payments. The minimum capital conservation buffer is phased in over a four year transition period with minimum buffers of 0.625%, 1.25%, 1.875%, and 2.50% during 2016, 2017, 2018, and 2019, respectively.

When fully phased-in by January 1, 2019, Basel III requires banks will be subject to the following risk-based capital requirements:

•	a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”;

•	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, or 8.5%;

•	a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, or 10.5%; and

•	a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures.

The Basel III final framework provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Basel III also includes, as part of the definition of CET1 capital, a requirement that banking institutions include the amount of Additional Other Comprehensive Income (“AOCI”), which primarily consists of unrealized gains and losses on available for sale securities, which are not required to be treated as other-than-temporary impairment, net of tax) in calculating regulatory capital. Banking institutions had the option to opt out of including AOCI in CET1 capital if they elected to do so in their first regulatory report following January 1, 2015. As permitted by Basel III, the Company and the Bank have elected to exclude AOCI from CET1.

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

Banking institutions that do not satisfy the minimum capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) may face constraints on its ability to pay dividends, effect equity repurchases and pay discretionary bonuses to executive officers, which constraints vary based on the amount of the shortfall.

INDEX

The Dodd-Frank Act excludes trust preferred securities issued after May 19, 2010, from being included in Tier 1 capital, unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, such as the Corporation. The trust preferred securities issued by our unconsolidated subsidiary capital trusts qualify as Tier 1 capital up to a maximum limit of 25% of total Tier 1 capital. Any additional portion of our trust preferred securities would qualify as “Tier 2 capital.” As of December 31, 2017, our subsidiary trust, PPBI Trust I, had $10.3 million in trust preferred securities outstanding, of which $10.0 million qualifies as Tier 1 capital. As a result of the Heritage Oaks acquisition, the Company assumed three unconsolidated subsidiaries with floating rate junior subordinated debt securities of $5.2 million associated with Heritage Oaks Capital Trust II, $3.1 million, associated with Mission Community Capital Trust I and $5.2 million associated with the Santa Lucia Bancorp (CA) Capital Trust of which $10.0 million qualifies as Tier 1 capital. The Company also holds $85 million in subordinated notes that qualifies as Tier 2 capital. Also, goodwill and most intangible assets are deducted from Tier 1 capital. For purposes of applicable the total risk-based capital regulatory guidelines, Tier 2 capital (sometimes referred to as “supplementary capital”) is defined to include, subject to limitations: perpetual preferred stock not included in Tier 1 capital, intermediate-term preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, allowances for loan and lease losses, and intermediate-term subordinated debt instruments. The maximum amount of qualifying Tier 2 capital is 100% of qualifying Tier 1 capital. For purposes of determining total capital under federal guidelines, total capital equals Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions.

Basel III changed the manner of calculating risk-weighted assets. New methodologies for determining risk-weighted assets in the general capital rules are included, including revisions to recognition of credit risk mitigation, including a greater recognition of financial collateral and a wider range of eligible guarantors. They also include risk weighting of equity exposures and past due loans; and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan to value and equity components. In particular, loans categorized as “high-volatility commercial real estate” loans (“HVCRE loans”) are required to be assigned a 150% risk weighting, and require additional capital support. HVCRE loans are defined to include any credit facility that finances or has financed the acquisition, development or construction of real property, unless it finances: 1-4 family residential properties; certain community development investments; agricultural land used or usable for, and whose value is based on, agricultural use; or commercial real estate projects in which: (i) the loan to value is less than the applicable maximum supervisory loan to value ratio established by the bank regulatory agencies; (ii) the borrower has contributed cash or unencumbered readily marketable assets, or has paid development expenses out of pocket, equal to at least 15% of the appraised “as completed” value; (iii) the borrower contributes its 15% before the bank advances any funds; and (iv) the capital contributed by the borrower, and any funds internally generated by the project, is contractually required to remain in the project until the facility is converted to permanent financing, sold or paid in full.

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

INDEX

In September 2017, the federal bank regulators proposed to revise and simplify the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Corporation and the Bank, that are not subject to the advanced approaches requirements. In November 2017, the federal banking regulators revised the Basel III Rules to extend the current transitional treatment of these items for non-advanced approaches banking organizations until the September 2017 proposal is finalized. The September 2017 proposal would also change the capital treatment of certain commercial real estate loans under the standardized approach, which we use to calculate our capital ratios.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Corporation or the Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators. We will be assessing the impact on us of these new regulations, as they are proposed and implemented.
Prompt Corrective Action Regulations. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Federal banking regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under regulations effective through December 31, 2017, the Bank was “well capitalized”, which means it had a common equity Tier 1 capital ratio of 6.5% or higher; a Tier I risk-based capital ratio of 8.0% or higher; a total risk-based capital ratio of 10.0% or higher; a leverage ratio of 5.0% or higher; and was not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure.

As noted above, Basel III integrates the new capital requirements into the prompt corrective action category definitions. The following capital requirements have applied to the Corporation since January 1, 2015.

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
As of December 31, 2017, the Bank was “well capitalized” according to the guidelines as generally discussed above. As of December 31, 2017, the Corporation had a consolidated ratio of 12.57% of total capital to risk-weighted assets, a consolidated ratio of 10.88% of Tier 1 capital to risk-weighted assets, and a consolidated ratio of 10.59% of common equity Tier 1 capital, and the Bank had a ratio of 12.33% of total capital to risk-

INDEX

weighted assets, a ratio of 11.88% of common equity Tier 1 capital and a ratio of 11.88% of Tier 1 capital to risk-weighted assets.

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

The Bank’s ability to pay dividends to the Corporation is subject to restrictions set forth in the Financial Code. The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of a bank’s (1) retained earnings; or (2) net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period. However, a bank may, with the approval of the DBO, make a distribution to its stockholders in an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its

INDEX

net income for its current fiscal year. In the event that bank regulators determine that the stockholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the regulators may order the bank to refrain from making a proposed distribution. The payment of dividends could, depending on the financial condition of a bank, be deemed to constitute an unsafe or unsound practice. Under the foregoing provision of the Financial Code, the amount available for distribution from the Bank to the Corporation was approximately $142.7 million at December 31, 2017.

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

The Dodd-Frank Act changed the way that deposit insurance premiums are calculated. The assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. The Dodd-Frank Act also increased the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits by 2020, eliminates the upper limit for the reserve ratio designated by the FDIC each year, and eliminates the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Continued action by the FDIC to replenish the DIF, as well as the changes contained in the Dodd Frank Act, may result in higher assessment rates, which could reduce our profitability or otherwise negatively impact our operations. Based on the current FDIC insurance assessment methodology, our FDIC insurance premium expense was $2.2 million for 2017, $1.5 million for 2016 and $1.4 million in 2015.

Transactions with Related Parties.  Depository institutions are subject to the restrictions contained in the Federal Reserve Act (the “FRA”) with respect to loans to directors, executive officers and principal stockholders. Under the FRA, loans to directors, executive officers and stockholders who own more than 10% of a depository institution and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution’s loans-to-one-borrower limit as discussed in the above section. Federal regulations also prohibit loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any “interested” director may not participate in the voting. The proscribed loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus up to $500,000. The Federal Reserve also requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to non-executive employees of the bank and must not involve more than the normal risk of repayment. There are additional limits on the amount a bank can loan to an executive officer.

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

The Dodd-Frank Act generally enhanced the restrictions on transactions with affiliates under Section 23A and 23B of the FRA, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution's board of directors.

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

Loans to One Borrower.  Under California law, our ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus. At December 31, 2017, the Bank’s limit on aggregate secured loans-to-one-borrower was $341 million and unsecured loans-to-one borrower was $204.5 million. The Bank has established internal loan limits, which are lower than the legal lending limits for a California bank.

Community Reinvestment Act and the Fair Lending Laws.  The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking regulators to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. A bank’s compliance with its CRA obligations is based on a performance-based evaluation system, which bases CRA ratings on an institution’s lending, service and

INDEX

investment performance, resulting in a rating by the appropriate bank regulator of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.”  Based on its last CRA examination, the Bank received a “satisfactory” rating.

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

Pursuant to the Dodd-Frank Act, the Consumer Financial Protection Bureau (the "CFPB") has broad authority to regulate and supervise the retail consumer financial products and services activities of banks and various non-bank providers. The CFPB has authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. Notwithstanding the foregoing, banks with assets of $10.0 billion or less will continue to be examined for consumer compliance by their primary federal banking regulator. Following the closing of the acquisition of Grandpoint, the Bank’s assets will exceed $10.0 billion, and the Bank will be examined for consumer compliance by the CFPB. The creation of the CFPB by the Dodd-Frank Act has led to, and is likely to continue to lead to, enhanced and strengthened enforcement of consumer financial protection laws.

INDEX

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

    Federal and State Taxation

The Corporation and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions. The Company has not been audited by the Internal Revenue Service ("IRS"). For its 2017, 2016 and 2015 tax years, the Company was subject to a maximum federal income tax rate of 35.00% and California state income tax rate of 10.84%.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act includes a number of provisions that impact us, including the following:

•
Tax Rate. The Tax Act replaces the graduated corporate income tax rates applicable under prior law, which imposed a maximum corporate income tax rate of 35%, with a reduced 21% flat corporate income tax rate. Although the reduced corporate income tax rate generally should be favorable to us, resulting in increased earnings and capital, it decreased the value of our existing deferred tax assets. Generally accepted accounting principles (“GAAP”) requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment. Accordingly, the incremental income tax expense recorded by the Corporation in the fourth quarter of 2017 related to the Tax Act was $5.6 million, resulting primarily from a re-measurement of deferred tax assets.

•
FDIC Insurance Premiums. The Tax Act prohibits taxpayers with consolidated assets over $50 billion from deducting any FDIC insurance premiums and prohibits taxpayers with consolidated assets between $10 and $50 billion from deducting the portion of their FDIC premiums equal to the ratio, expressed as a percentage, that (i) the taxpayer’s total consolidated assets over $10 billion, as of the close of the taxable year, bears to (ii) $40 billion. If we consummate our proposed acquisition of Grandpoint Capital, Inc. during 2018, our ability to fully deduct our FDIC premiums will be limited, as our total consolidated assets will exceed $10 billion.

•
Employee Compensation. A “publicly held corporation” is not permitted to deduct compensation in excess of $1 million per year paid to certain employees. The Tax Act eliminates certain exceptions to the $1 million limit applicable under prior law related to performance-based compensation (for example, equity grants and cash bonuses paid only on the attainment of performance goals). As a result, our ability to deduct certain compensation paid to our most highly compensated employees will now be limited.

•
Business Asset Expensing. The Tax Act allows taxpayers to immediately expense the entire cost (instead of only 50%, as under prior law) of certain depreciable tangible property and real property improvements acquired and placed in service after September 27, 2017 and before January 1, 2023 (with an additional year for certain property). This 100% “bonus” depreciation is phased out proportionately for property placed in service on or after January 1, 2023 and before January 1, 2027 (with an additional year for certain property).

•
Interest Expense. The Tax Act limits a taxpayer’s annual deduction of business interest expense to the sum of (i) business interest income, and (ii) 30% of “adjusted taxable income,” defined as a business’s taxable income without taking into account business interest income or expense, net operating losses, and, for 2018

INDEX

through 2021, depreciation, amortization and depletion. Because we generate significant amounts of net interest income, we do not expect to be impacted by this limitation.

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

Although the U.S. economy continues a gradual expansion following the severe recession that ended in 2009, financial stress on borrowers as a result of an uncertain future economic environment could have an adverse effect on the Company’s borrowers and their ability to repay their loans to us, which could adversely affect the Company’s business, financial condition and results of operations. A weakening of these conditions in the markets in which we operate would likely have an adverse effect on us and others in the financial institutions industry. For example, deterioration in economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses ("ALLL"). We may also face the following risks in connection with these events:

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

INDEX

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

Our total nonperforming assets amounted to $3.6 million, or 0.04% of our total assets, at December 31, 2017, an increase from $1.6 million or 0.04% at December 31, 2016. We had $1.0 million of net loan charge-offs for 2017, a decrease from $4.8 million in 2016. Our provision for loan losses was $8.6 million in 2017, a decrease from $8.8 million in 2016. If increases in our nonperforming assets occur in the future, our net loan charge-offs and/or provision for loan losses may also increase which may have an adverse effect upon our future results of operations.

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

INDEX

Although we maintain an ALLL at a level that we believe is adequate to absorb probable incurred losses inherent in our loan portfolio, changes in economic, operating and other conditions, including a sharp decline in real estate values and changes in interest rates, which are beyond our control, may cause our actual loan losses to exceed our current allowance estimates. If the actual loan losses exceed the amount reserved, it will adversely affect our financial condition and results of operations.

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

INDEX

In our construction loans, collectability and the liquidation values of collateral properties may be adversely affected by risks generally related to consumers (for single family residence construction loans) or incidental to interests in real property (for CRE construction loans), such as:

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

In our agribusiness and farmland loans, collectability of the loans may be adversely affected by risks generally related to agriculture production and farmlands, such as:

•	The cyclical nature of the agriculture industry;

•	Fluctuating commodity prices and changing climatic conditions;

•	Drought conditions, which adversely impact agricultural customers’ operating costs, crop yields and crop quality and could impact such customers’ ability to repay loans;

•	Increases in operating expenses; and

•	Changes in real estate values.

Adverse economic conditions in California may cause us to suffer higher default rates on our loans and reduce the value of the assets we hold as collateral.

Our business activities and credit exposure are concentrated in California. Difficult economic conditions, including state and local government deficits, in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. In addition, demand for our products and services may decline. Declines in the California real estate market could hurt our business, because the vast majority of our loans are secured by real estate located within California. As of December 31, 2017, approximately 61% of our loans secured by real estate were located in California. If real estate values were to decline, especially in California, the collateral for our loans provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.

Our level of credit risk could increase due to our focus on commercial lending and the concentration on small and middle market business customers with heightened vulnerability to economic conditions.

As of December 31, 2017, our commercial real estate loans amounted to $2.2 billion, or 35.7% of our total loan portfolio, and our commercial business loans amounted to $3.3 billion, or 53.8% of our total loan portfolio. At such date, our largest outstanding commercial business loan was $40.3 million, our largest multiple borrower relationship was $82.8 million and our largest outstanding commercial real estate loan was $31.5 million. Commercial real estate and commercial business loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. Commercial real estate and commercial business loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans. Most of the Company’s commercial business loans are made to small business or middle market customers who may have a heightened vulnerability to economic conditions. Moreover, a portion of these loans have been made or acquired by us in recent years and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our results of operations.

INDEX

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

We face direct competition from a significant number of financial institutions, many with a state-wide or regional presence, and in some cases, a national presence, in both originating loans and attracting deposits. Competition in originating loans comes primarily from other banks and finance companies that make loans in our primary market areas. We also face substantial competition in attracting deposits from other banking institutions, money market and mutual funds, credit unions and other investment vehicles. In addition banks with larger capitalizations and non-bank financial institutions that are not governed by bank regulatory restrictions have larger lending limits and are better able to serve the needs of larger customers. Many of these financial institutions are also significantly larger than us, have greater financial resources than we have, have established customer bases and name recognition. We compete for loans principally on the basis of interest rates and loan fees, the types of loans we offer and the quality of service that we provide to our borrowers. Our ability to attract and retain deposits requires that we provide customers with competitive investment opportunities with respect to rate of return, liquidity, risk and other factors. To effectively compete, we may have to pay higher rates of interest to attract deposits, resulting in reduced profitability. In addition, we rely upon local promotional activities, personal relationships established by our officers, directors and employees and specialized services tailored to meet the individual needs of our customers in order to compete. If we are not able to effectively compete in our market area, our profitability may be negatively affected.

Interest rate changes, increases or decreases, which are out of our control, could harm profitability.

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

Our assets and liabilities may react differently to changes in overall interest rates or conditions. In general, higher interest rates are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Further, if interest rates decline, our loans may be refinanced at lower rates or paid off and our investments may be prepaid earlier than expected. If that occurs, we may have to redeploy the loan or investment proceeds into lower yielding assets, which might also decrease our income. Also, as many of our loans currently have interest rate floors, a rise in rates may increase the cost of our deposits while the rates on the loans remain at their floors, which could decrease our net interest margin.

INDEX

Accordingly, changes in levels of market interest rates could materially and adversely affect our financial condition, loan origination volumes, net interest margin, results of operations and profitability.

Since December 2015, the Federal Reserve has started to gradually increase interest rates after maintaining rates at historically low levels during the financial crisis and its aftermath. Since that date and through December 31, 2017, the Federal Reserve increased its federal funds benchmark rate five times, from near zero to a range of 1.25% to 1.5%. Moreover, since December 2015, the Federal Reserve has removed reserves from the banking system, which also puts upward pressure on market rates of interest.

The prohibition restricting depository institutions from paying interest on demand deposits, such as checking accounts, was repealed as part of the Dodd-Frank Act. At December 31, 2017, we had $365 million in interest-bearing demand deposits. In addition, at December 31, 2017, we had $2.4 billion in money market and savings deposits. Currently, interest rates for these types of deposit accounts are very low because of existing market conditions. If we need to offer additional interest-bearing demand deposit products or higher interest rates on our current interest-bearing demand, money market or savings deposit accounts in order to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer competitive rates sufficient to retain these accounts, our core deposits may be reduced, which would require us to seek alternative funding sources or risk slowing our future asset growth.

Changes in the fair value of our investment securities may reduce our stockholders’ equity and net income.

At December 31, 2017, $787 million of our securities were classified as available-for-sale. At such date, the aggregate net unrealized gain on our available-for-sale securities was $646,000. We increase or decrease stockholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the case of equity securities, which have no stated maturity, the declines in fair value may or may not be recovered over time. As of December 31, 2017, the Company realized OTTI recoveries of $2,000.

At December 31, 2017, we had stock holdings in the FHLB of San Francisco totaling $17.3 million, $25.3 million in FRB stock, and $23.3 million in other stock, all carried at cost. The stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. For the year ended December 31, 2017, we did not recognize an impairment charge related to our stock holdings. There can be no assurance that future negative changes to the financial condition of the issuers may require us to recognize an impairment charge with respect to such stock holdings.

INDEX

Changes in the value of goodwill and intangible assets could reduce our earnings.

When the Company acquires a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price, which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the fair value of the net identifiable assets acquired. As of December 31, 2017, the Company had approximately $536 million of goodwill and intangible assets, which includes goodwill of approximately $493 million resulting from the acquisitions the Company has consummated since 2011. The Company accounts for goodwill and intangible assets in accordance with GAAP, which, in general, requires that goodwill not be amortized, but rather that it is tested for impairment at least annually at the reporting unit level. Testing for impairment of goodwill and intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date. If we were to conclude that a future write-down of our goodwill or intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, results of operations or financial condition.

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

The financial condition of other financial institutions could negatively affect us.

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

We are subject to extensive regulation, which could adversely affect our business.

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

INDEX

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

In addition, on February 3, 2017, the President of the United States issued an executive order identifying “core principles” for the administration’s financial services regulatory policy and directing the Secretary of the Treasury, in consultation with the heads of other financial regulatory agencies, to evaluate how the current regulatory framework promotes or inhibits the principles and what actions have been, and are being, taken to promote the principles. In response to the executive order, on June 12, 2017, October 6, 2017 and October 26, 2017, respectively, the U.S. Department of the Treasury issued the first three of four reports recommending a number of comprehensive changes in the current regulatory system for U.S. depository institutions, the U.S. capital markets and the U.S. asset management and insurance industries.

It is not clear whether the referenced executive order issued by President Trump will result in material changes to the current laws and rules, or those that are in process, applicable to financial institutions and financial services or products like ours.

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

INDEX

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

In March 2013, we acquired FAB, which is exclusively focused on providing deposit and other services to HOAs and HOA management companies nationwide. Some of our HOA customers are also customers of the HOA management companies controlled by Associations, Inc. (“Associa”). At December 31, 2017, approximately 41% of the HOA transaction deposits we held were derived from our relationship with Associa. We will continue to rely on the relationship with Associa to solicit HOA deposits as deemed necessary. If Associa or its HOA management companies lose some or all of their HOA customers, fall into financial or legal difficulty or elect to reduce the amount of HOA customers that it directs to us, it could have a material and adverse effect upon our business, including the decline or total loss of all of the deposits from the HOA management companies and the HOAs. We cannot assure you that we would be able to replace the relationship with Associa and its HOA management companies if any of these events occurred, which could have a material and adverse impact on our business, financial condition and results of operations. In connection with the closing of the FAB acquisition, we appointed John Carona to the boards of directors of the Company and the Bank. Mr. Carona is the President and Chief Executive Officer of Associa.

INDEX

Existing and potential acquisitions may disrupt our business.

On April 1, 2017, we completed the acquisition of HEOP, the holding company of Heritage Oaks Bank, a California state-chartered bank with $2.0 billion in total assets. On November 1, 2017, we completed the acquisition of PLZZ, the holding company of Plaza Bank, a California-chartered banking corporation with $1.3 billion in total assets.

On February 9, 2018, we entered into a definitive agreement to acquire Grandpoint, the holding company of Grandpoint Bank, a California state-chartered bank with $3.2 billion in total assets. That transaction is expected to close in the third quarter of 2018, subject to the receipt all required regulatory and stockholder approvals and the satisfaction or waiver, applicable, of all closing conditions.

The success of these mergers will depend on, among other things, our ability to realize the anticipated revenue enhancements and efficiencies and to combine the businesses of Pacific Premier with those of HEOP, PLZZ and Grandpoint, if the acquisition is completed, in a manner that does not materially disrupt the existing customer relationships of HEOP, PLZZ or Grandpoint, if applicable, or result in decreased revenues resulting from any loss of customers, and that permits growth opportunities to occur. If we are not able to successfully achieve these objectives, the anticipated benefits of the mergers may not be realized fully or at all or may take longer to realize than expected.

It is possible that the ongoing HEOP integration process, the PLZZ integration process or the Grandpoint integration process when and if applicable, could result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the mergers. Integration efforts could also divert management attention and resources. These integration matters could have an adverse effect on the combined company.

Existing and potential acquisitions may dilute stockholder value.

In addition, we issued 11,959,022 shares of our common stock in connection with the HEOP acquisition and 6,049,373 shares of our common stock in connection with the acquisition of PLZZ. All of the shares of our common stock issued to former HEOP and PLZZ shareholders in the mergers are freely tradable without restrictions under the Securities Act. If former HEOP and PLZZ holders sell substantial amounts of our common stock, it may cause the market price of our common stock to decrease. We are expected to issue approximately 15,758,089 shares of our common stock in the Grandpoint acquisition.

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

INDEX

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

A breach in the security of our systems, or those of contracted partners, could disrupt our business, result in the disclosure of confidential information, damage our reputation, and create significant financial and legal exposure.

Although we devote significant resources to maintain and regularly update our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets, as well as the confidentiality, integrity and availability of information belonging to us and our customers, there is no assurance that all of our security measures will provide absolute security.
Like many financial institutions, we can be subject to attempts to infiltrate the security of our websites or other systems which can involve sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt service, sabotage systems or cause other damage, including through the introduction of computer viruses or malware, cyberattacks and other means. We can be targeted by individuals and groups using malicious code and viruses, and can be exposed to distributed denial-of-service attacks with the objective of disrupting on-line banking services.
Despite efforts to ensure the security and integrity of our systems, it is possible that we may not be able to anticipate, detect or recognize threats to our systems or to implement effective preventive measures against all security breaches of these types inside or outside our business, especially because the techniques used frequently are not recognized until launched, and because cyberattacks can originate from a wide variety of sources, including individuals or groups who are or may be involved in organized crime, hostile foreign governments or linked to terrorist organizations. These risks may increase in the future as our web-based product offerings grow or we expand internal usage of web-based applications.

INDEX

A successful penetration or circumvention of the security of our systems or the systems of another market participant could cause serious negative consequences, including significant disruption of our operations, misappropriation of confidential information, or damage to computers or systems, and may result in violations of applicable privacy and other laws, financial loss, loss of confidence, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

We are dependent on our key personnel.

Our future operating results depend in large part on the continued services of our key personnel, including Steven R. Gardner, our Chairman, President and Chief Executive Officer, who developed and implemented our business strategy. The loss of Mr. Gardner could have a negative impact on the success of our business strategy. In addition, we rely upon the services of Edward Wilcox, President, and our ability to attract and retain highly skilled personnel. We do not maintain key-man life insurance on any employee other than Mr. Gardner. We cannot assure you that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. The unexpected loss of services of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. In addition, recent regulatory proposals and guidance relating to compensation may negatively impact our ability to retain and attract skilled personnel.

A natural disaster or recurring energy shortage, especially in California, could harm our business.

We are based in Irvine, California, and approximately 61% of our loans secured by real estate were located in California at December 31, 2017. In addition, the computer systems that operate our Internet websites and some of their back-up systems are located in Irvine and San Diego, California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, which is comprised substantially of real estate loans. Uninsured or underinsured disasters may reduce borrowers’ ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those areas affected. Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters or energy shortages in California could have a material adverse effect on our business prospects, financial condition and results of operations.

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

Stock price volatility may make it difficult for holders of our common stock to resell their common stock when desired and at desirable prices. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations;

•	Recommendations by securities analysts;

•	Operating and stock price performance of other companies that investors deem comparable to us;

INDEX

•	News reports relating to trends, concerns and other issues in the financial services industry, including the failures of other financial institutions in the current economic downturn;

•	Perceptions in the marketplace regarding us and/or our competitors;

•	Cyber security breaches;

•	New technology used, or services offered, by competitors;

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	Changes in government regulations; and

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

INDEX

ITEM 2.  PROPERTIES
The headquarters of the Company and the Bank are located in Irvine, California at 17901 Von Karman Avenue. As of December 31, 2017, our properties include 11 administrative offices and 33 branches. We owned 13 properties and leased the remaining properties throughout Orange, Los Angeles, Riverside, San Bernardino, San Diego, San Luis Obispo and Santa Barbara, California as well as Clark County, Nevada. The lease terms are not individually material and range from month to month to ten years from inception date.
All of our existing facilities are considered to be adequate for our present and anticipated future use. In the opinion of management, all properties are adequately covered by insurance.
For additional information regarding properties of the Company and the Bank, see Note 7. Premises and Equipment of the Notes to the Consolidate Financial Statements contained in "Item 8. Financial Statements and Supplementary."

ITEM 3.  LEGAL PROCEEDINGS

The Corporation was named as a defendant in a lawsuit brought in California state court (San Luis Obispo County) entitled, Garfield v. Heritage Oaks Bancorp, et al. This lawsuit was brought by Robert Garfield, a shareholder of HEOP, parent corporation of Heritage Oaks Bank. Mr. Garfield challenged the share price and other financial benefits to shareholders in the Corporation’s proposed acquisition of HEOP. Mr. Garfield purported to bring this claim on behalf of a class of similarly-situated HEOP shareholders, although no class was certified by the court. Mr. Garfield was unsuccessful in obtaining a preliminary injunction in advance of the acquisition. He later filed an amended complaint, which did not name the Corporation. As a result, the Corporation was dismissed from the action in October 2017.
The Corporation also was named as a defendant in a lawsuit brought in the U.S. District Court for the Central District of California entitled Parshall v. Heritage Oaks Bancorp, et al. In relevant part, Mr. Parshall alleged that the Corporation, as a “control person” of HEOP, should be liable for what Mr. Parshall claimed to be inadequate disclosures in the joint proxy statement/prospectus HEOP sent to its shareholders in connection with soliciting approval of the Corporation’s acquisition of HEOP. Mr. Parshall purported to bring this claim on behalf of a class of similarly-situated HEOP shareholders, although no class was certified by the court. Mr. Parshall voluntarily dismissed the action in June 2017.
In addition to the lawsuits described above, the Company is involved in legal proceedings occurring in the ordinary course of business. Management believes that neither the lawsuits described above nor any legal proceedings occurring in the ordinary course of business, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range by Quarters

The common stock of the Corporation has been publicly traded since 1997 and is currently traded on the NASDAQ Global Market under the symbol PPBI.

INDEX

As of February 27, 2018, there were approximately 964 holders of record of our common stock. The following table summarizes the range of the high and low closing sale prices per share of our common stock as quoted by the NASDAQ Global Select Market for the periods indicated.

	Sale Price of Common Stock
	High	Low
2016
First Quarter	$21.66	$18.63
Second Quarter	25.07	20.32
Third Quarter	27.39	23.68
Fourth Quarter	35.85	24.75
2017
First Quarter	41.90	34.35
Second Quarter	38.75	33.15
Third Quarter	38.70	32.05
Fourth Quarter	42.55	36.25

Stock Performance Graph.  The graph below compares the performance of our common stock with that of the NASDAQ Composite Index (U.S. companies) and the NASDAQ Bank Stocks Index from December 31, 2012 through December 31, 2017. The graph is based on an investment of $100 in our common stock at its closing price on December 31, 2012. The Corporation has not paid any dividends on its common stock.

INDEX

Total Return to Stockholders
(Assumes $100 investment on 12/31/2012)

Total Return Analysis	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/30/2016	12/29/2017
Pacific Premier Bancorp, Inc.	$100.00	$153.71	$169.24	$207.52	$345.21	$390.63
NASDAQ Composite Index	100.00	138.32	156.85	165.84	178.28	228.63
NASDAQ Bank Stocks Index	100.00	138.90	142.85	152.31	205.66	212.88

Dividends

It is our policy to retain earnings, if any, to provide funds for use in our business. Although we have never declared or paid dividends on our common stock, our board of directors periodically reviews whether to declare or pay cash dividends taking into account, among other things, general business conditions, our financial results, future prospects, capital requirements, legal and regulatory restrictions, and such other factors as our board may deem relevant.

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

INDEX

Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2012, the board of directors authorized its second stock repurchase program. Under the repurchase program, management is authorized to repurchase up to 1,000,000 shares of the Company’s common stock. The program may be limited or terminated at any time without prior notice. The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter of 2017.

Month of Purchase	Total Number of shares purchased/ returned	Average price paid per share	Total number of shares repurchased as part of the publicly announced program	Maximum number of shares that may yet be purchased under the program at end of month
October 1, 2017 to October 31, 2017	—	—	—	762,545
November 1, 2017 to November 30, 2017	—	—	—	762,545
December 1, 2017 to December 31, 2017	—	—	—	762,545
Total/Average	—	—	—	762,545

INDEX

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain of our financial and statistical information at or for each of the years presented. This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2017 and 2016, and for each of the years in the three-year period ended December 31, 2017 and related Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Operating Data	(dollars in thousands, except per share data)
Interest income	$270,005	$166,605	$118,356	$81,339	$63,800
Interest expense	22,503	13,530	12,057	7,704	5,356
Net interest income	247,502	153,075	106,299	73,635	58,444
Provision for loan losses	8,640	8,776	6,425	4,684	1,860
Net interest income after provision for loans losses	238,862	144,299	99,874	68,951	56,584
Net gains from loan sales	12,468	9,539	7,970	6,300	3,228
Other noninterest income	18,646	10,063	6,418	7,077	5,583
Noninterest expense	167,750	98,583	73,538	54,993	50,815
Income before income tax	102,226	65,318	40,724	27,335	14,580
Income tax	42,126	25,215	15,209	10,719	5,587
Net income	$60,100	$40,103	$25,515	$16,616	$8,993

Share Data
Net income per share:
Basic	$1.59	$1.49	$1.21	$0.97	$0.57
Diluted	1.56	1.46	1.19	0.96	0.54
Weighted average common shares outstanding:
Basic	37,705,556	26,931,634	21,156,668	17,046,660	15,798,885
Diluted	38,511,261	27,439,159	21,488,698	17,343,977	16,609,954
Book value per share (basic)	$26.86	$16.54	$13.86	$11.81	$10.52
Book value per share (diluted)	26.73	16.78	13.78	11.73	10.44
Selected Balance Sheet Data
Total assets	$8,024,501	$4,036,311	$2,789,599	$2,037,731	$1,714,187
Securities and FHLB stock	871,601	426,832	312,207	218,705	271,539
Loans held for sale, net	23,426	7,711	8,565	—	3,147
Loans held for investment, net	6,167,532	3,220,317	2,236,998	1,616,422	1,231,923
Allowance for loan losses	28,936	21,296	17,317	12,200	8,200
Total deposits	6,085,868	3,145,581	2,195,123	1,630,826	1,306,286
Total borrowings	641,410	397,354	265,388	185,787	214,401
Total stockholders' equity	1,241,996	459,740	298,980	199,592	175,226
Performance Ratios
Return on average assets	0.99%	1.11%	0.97%	0.91%	0.62%
Return on average equity	6.75	9.30	9.31	8.76	5.61
Average equity to average assets	14.62	11.97	10.45	10.38	11.13
Equity to total assets at end of period	15.48	11.39	10.72	9.79	10.22
Average interest rate spread	4.18	4.22	4.01	4.01	3.99
Net interest margin	4.43	4.48	4.25	4.21	4.18
Efficiency ratio (1)	50.9	53.6	55.9	61.3	64.7
Average interest-earnings assets to average interest-bearing deposits and borrowings	164.66	166.42	149.17	145.45	147.58
Pacific Premier Bank Capital Ratios
Tier 1 leverage ratio	11.68%	10.94%	11.41%	11.29%	10.03%
Common equity tier 1 risk-weighted capital ratio	11.88	11.65	12.35	N/A	N/A
Tier 1 capital to total risk-weighted assets	11.88	11.65	12.35	12.72	12.34
Total capital to total risk-weighted assets	12.33	12.29	13.07	13.45	12.97
Pacific Premier Bancorp, Inc. Capital Ratios
Tier 1 leverage ratio	10.70%	9.78%	9.52%	9.18%	10.29%
Common equity tier 1 risk-weighted capital ratio	10.59	10.12	9.91	N/A	N/A
Tier 1 capital to total risk-weighted assets	10.88	10.41	10.28	10.30	12.54
Total capital to total risk-weighted assets	12.57	12.72	13.43	14.46	13.17
Asset Quality Ratios
Nonperforming loans to loans held for investment	0.05%	0.04%	0.18%	0.09%	0.18%
Nonperforming assets as a percent of total assets	0.04	0.04	0.18	0.12	0.20
Net charge-offs to average total loans, net	0.02	0.17	0.06	0.05	0.16
Allowance for loan losses to gross loans at period end	0.47	0.66	0.77	0.75	0.66
Allowance for loan losses as a percent of nonperforming loans, gross at period end	881	1,868	436	845	364

 (1) Represents the ratio of noninterest expense less OREO operations, core deposit intangible amortization and merger-related and litigation expenses to the sum of net interest income before provision for loan losses and total noninterest income less gains/(loss) on sale of securities, gain/(loss) on sale of OREO. OTTI recovery (loss) on investment securities, and gain on acquisitions.

INDEX

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

Merger Agreement

On February 12, 2018, the Corporation announced that, on February 9, 2018, it had entered into a definitive agreement to acquire Grandpoint and its wholly-owned bank subsidiary, Grandpoint Bank, a California-chartered state bank subsidiary. At December 31, 2017, Grandpoint had $3.2 billion in total assets, $2.4 billion in gross loans and $2.4 billion in total deposits. Grandpoint operates 14 regional offices in Southern California, Arizona and Vancouver, Washington.

Upon consummation of the acquisition, holders of Grandpoint common stock will have the right to receive 0.4750 shares of the Corporation's common stock for each share of Grandpoint common stock they own. Based on a $39.10 closing price of the Corporation's common stock on February 9, 2018, the aggregate merger consideration payable to Grandpoint's shareholders is approximately $641 million.

Summary

Our principal business is attracting deposits from small and middle market businesses and consumers and investing those deposits, together with funds generated from operations and borrowings, primarily in commercial business loans and various types of commercial real estate loans. The Company expects to fund substantially all of the loans that it originates or purchases through deposits, FHLB advances and other borrowings and internally generated funds. Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of savings in the Company’s market area. The Company generates the majority of its revenues from interest income on loans that it originates and purchases, income from investment in securities and service charges on customer accounts. The Company’s revenues are partially offset by interest expense paid on deposits and borrowings, the provision for loan losses and noninterest expenses, such as operating expenses. The Company’s operating expenses primarily consist of employee compensation and benefit expenses, premises and occupancy expenses, data processing and communication expenses and other general expenses. The Company's results of operations are also affected by prevailing economic conditions, competition, government policies and other actions of regulatory agencies.

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

INDEX

Allowance for Loan Losses

We consider the determination of ALLL to be among our critical accounting policies that require judicious estimates and assumptions in the preparation of the Company’s financial statements that is particularly susceptible to significant change. The Company maintains an ALLL at a level deemed appropriate by management to provide for known or probable incurred losses in the portfolio at the consolidated statements of financial condition date. The Company has implemented and adheres to an internal asset review system and loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover loan losses. Management’s determination of the adequacy of ALLL is based on an evaluation of the composition of the portfolio, actual loss experience, industry charge-off experience on income property loans, current economic conditions, and other relevant factors in the areas in which the Company’s lending and real estate activities are based. These factors may affect the borrowers’ ability to pay and the value of the underlying collateral. The allowance is calculated by applying loss factors to loans held for investment according to loan type and loan credit classification. The loss factors are evaluated on a quarterly basis and established based primarily upon the Bank’s historical loss experience and, to a lesser extent, the industry charge-off experience. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. In the opinion of management, and in accordance with the credit loss allowance methodology, the present allowance is considered adequate to absorb estimable and probable credit losses. Additions and reductions to the allowance are reflected in current operations. Charge-offs to the allowance are made when specific assets are considered uncollectible or are transferred to OREO and the fair value of the property is less than the loan’s recorded investment. Recoveries are credited to the allowance.

Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company’s control. For further information on the ALLL, see Notes 1 and 5 to the Consolidated Financial Statements in Item 8 hereof.

 Business Combinations

We account for acquisitions under the acquisition method. All identifiable assets acquired and liabilities assumed are recorded at fair value. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. Identifiable intangible assets include core deposit intangibles, which have a definite life. Core deposit intangibles ("CDI") are subsequently amortized over the estimated life up to 10 years and are tested for impairment annually. Goodwill generated from business combinations is deemed to have an indefinite life and is not subject to amortization, and instead is tested for impairment at least annually.

As part of the estimation of fair value, we review each loan or loan pool acquired to determine whether there is evidence of deterioration in credit quality since inception and if it is probable that the Company will be unable to collect all amounts due under the contractual loan agreements. We consider expected prepayments and estimated cash flows including principal and interest payments at the date of acquisition. If a loan is determined to be a purchased credit impaired ("PCI") loan, the amount in excess of the estimated future cash flows is not accreted into earnings. The amount in excess of the estimated future cash flows over the book value of the loan is accreted into interest income over the remaining life of the loan (accretable yield). The Company records these loans on the acquisition date at their net realizable value. Thus, an allowance for estimated future losses is not established on the acquisition date. Losses or a reduction in cash flow, which arise subsequent to the date of acquisition are reflected as a charge through the provision for loan losses. An increase in the expected cash flows adjusts the level of the accretable yield recognized on a prospective basis over the remaining life of the loan.

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

Operating Results

Overview.  The comparability of financial information is affected by our acquisitions. On April 1, 2017 and November 1, 2017, the Company completed the acquisition of HEOP and PLZZ, respectively.

Non-GAAP Measurements

The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. The non-GAAP measures used in this Form 10-K include the following:

•	Tangible common equity: Total stockholders' equity is reduced by the amount of intangible assets, including goodwill.

•
Tangible common equity amounts and ratios, tangible assets, and tangible book value per share: Given that the use of these measures is prevalent among banking regulators, investors and analysts, we disclose them in addition to equity-to-assets ratio, total assets, and book value per share, respectively.

INDEX

	For the Years ended December 31,
	2017	2016	2015
	(dollars in thousands)
Total stockholders' equity	$1,241,996	$459,740	$298,980
Less: Intangible assets	536,343	111,941	58,002
Tangible common equity	$705,653	$347,799	$240,978

Total assets	$8,024,501	$4,036,311	$2,789,599
Less: Intangible assets	536,343	111,941	58,002
Tangible assets	$7,488,158	$3,924,370	$2,731,597

Common Equity ratio	15.48%	11.39%	10.72%
Less: Intangible equity ratio	6.06	2.53	1.90
Tangible common equity ratio	9.42%	8.86%	8.82%

Basic shares outstanding	46,245,050	27,798,283	21,570,746

Book value per share	$26.86	$16.54	$13.86
Less: Intangible book value per share	11.60	4.03	2.69
Tangible book value per share	$15.26	$12.51	$11.17

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

For 2017, net interest income totaled $248 million, an increase of $94.4 million or 62% over 2016. The increase reflected an increase in average interest-earning assets of $2.2 billion, primarily due to the acquisitions of HEOP and PLZZ in the second and fourth quarter of 2017, respectively. Net interest margin decreased 5 basis points to 4.43%, primarily due to the yield on interest-earning assets decreasing 4 basis points and a slight increase in cost of funds.

For 2016, net interest income totaled $153 million, an increase of $46.8 million or 44% over 2015. The increase reflected an increase in average interest-earning assets of $912 million and an increase in the average yield of 15 basis points, resulting in an increase in the net interest margin of 23 basis points to 4.48%. The 23 basis point expansion in net interest margin was a result of the increase in the yield on earning assets coupled with a 6 basis point decrease in the cost of interest bearing liabilities, as well as the $440 million increase in non-interest bearing deposits. The increase in interest-earning assets was primarily related to organic loan growth, the acquisition of SCAF in early 2016, and the purchase of $265 million of multi-family loans in 2016.

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

INDEX

assets and the cost of interest-bearing liabilities. The net interest rate margin reflects the ratio of net interest income as a percentage of interest-earning assets for the year.

	For the Years Ended December 31,
	2017			2016			2015
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)
Assets
Interest-earning assets:
Cash and cash equivalents	$140,402	$842	0.60%	$180,185	$762	0.42%	$141,454	$310	0.22%
Investment securities	718,564	18,136	2.52	334,283	7,908	2.37	299,767	6,949	2.32
Loans receivable, net (1)	4,724,970	251,027	5.31	2,900,379	157,935	5.45	2,061,788	111,097	5.39
Total interest-earning assets	5,583,936	270,005	4.84%	3,414,847	166,605	4.88%	2,503,009	118,356	4.73%
Noninterest-earning assets	510,947			186,564			118,536
Total assets	$6,094,883			$3,601,411			$2,621,545
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$293,450	$365	0.12%	$176,508	$203	0.11%	$141,962	$165	0.12%
Money market	1,701,209	6,720	0.40	1,003,861	3,638	0.36	696,747	2,426	0.35
Savings	189,408	251	0.13	98,224	151	0.15	88,247	141	0.16
Retail certificates of deposit	556,121	3,390	0.61	416,232	3,084	0.74	390,797	3,209	0.82
Wholesale/brokered certificates of deposit	227,822	2,645	1.16	180,209	1,315	0.73	102,950	689	0.67
Total interest-bearing deposits	2,968,010	13,371	0.45%	1,875,034	8,391	0.45%	1,420,703	6,630	0.47%
FHLB advances and other borrowings	341,782	4,411	1.29	107,519	1,295	1.20	188,032	1,490	0.79
Subordinated debentures	81,466	4,721	5.80	69,346	3,844	5.54	69,199	3,937	5.69
Total borrowings	423,248	9,132	2.16%	176,865	5,139	2.91%	257,231	5,427	2.11%
Total interest-bearing liabilities	3,391,258	22,503	0.66%	2,051,899	13,530	0.66%	1,677,934	12,057	0.72%
Noninterest-bearing deposits	1,758,730			1,086,814			646,931
Other liabilities	54,039			31,682			22,678
Total liabilities	5,204,027			3,170,395			2,347,543
Stockholders' equity	890,856			431,016			274,002
Total liabilities and equity	$6,094,883			$3,601,411			$2,621,545
Net interest income		$247,502			$153,075			$106,299
Net interest rate spread			4.18%			4.22%			4.01%
Net interest margin			4.43%			4.48%			4.25%
Ratio of interest-earning assets to interest-bearing liabilities			164.66%			166.42%			149.17%

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

Changes in our net interest income are a function of changes in both volumes and rates of interest-earning assets and interest-bearing liabilities. The following table presents the impact the volume and rate changes have had on our net interest income for the years indicated. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•	Changes in volume (changes in volume multiplied by the prior period rate);

•	Changes in interest rates (changes in interest rates multiplied by the prior period volume); and

•	The change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

INDEX

	Year Ended December 31, 2017 compared to Year Ended December 31, 2016 Increase (decrease) due to				Year Ended December 31, 2016 compared to Year Ended December 31, 2015 Increase (decrease) due to
	Volume	Days	Rate	Net	Volume	Days	Rate	Net
	(dollars in thousands)
Interest-Earning Assets
Cash and cash equivalents	$(193)	$(2)	$275	$80	$105	$2	$345	$452
Investment securities	9,696	—	532	10,228	808	—	151	959
Loans receivable, net	97,907	(688)	(4,127)	93,092	45,168	432	1,238	46,838
Total interest-earning assets	107,410	(690)	(3,320)	103,400	46,081	434	1,734	48,249
Interest-Bearing Liabilities
Transaction accounts	2,935	(20)	429	3,344	1,196	11	53	1,260
Time deposits	1,330	(17)	323	1,636	753	12	(264)	501
FHLB advances and other borrowings	3,020	(12)	108	3,116	(787)	4	588	(195)
Subordinated debentures	602	—	275	877	4	—	(97)	(93)
Total interest-bearing liabilities	7,887	(49)	1,135	8,973	1,166	27	280	1,473
Changes in net interest income	$99,523	$(641)	$(4,455)	$94,427	$44,915	$407	$1,454	$46,776

Provision for Loan Losses.  For 2017, we recorded an $8.6 million provision for loan losses compared to $8.8 million recorded in 2016. The $136,000 decrease in the provision for loan losses was primarily attributable to a lower level of net charge-offs for the year, partially offset by the growth in our loan portfolio. Net loan charge-offs for 2017 amounted to $1.0 million, a decrease from $4.8 million in 2016.

For 2016, we recorded an $8.8 million provision for loan losses compared to $6.4 million recorded in 2015. The $2.4 million increase in the provision for loan losses was primarily attributable to the growth in our loan portfolio during the year and, to a lesser extent, the change in our loan composition and net charge-offs. Net loan charge-offs for 2016 amounted to $4.8 million, which increased from $1.3 million in 2015.

Noninterest Income.  For 2017, non-interest income totaled $31.1 million, an increase of $11.5 million or 59% from 2016. The increase was primarily due to an increase in other income of $5.8 million, which is primarily attributable to higher recoveries of $2.0 million from pre-acquisition charge-offs, higher ATM and debit card fees of $1.7 million, and higher bank-owned life insurance ("BOLI") income of $926,000. Also, the Bank had a $2.9 million increase on the gain on sale of loans, from $9.5 million in 2016 to $12.5 million in 2017. During 2017, we sold $127 million of SBA loans at an overall premium of 11.4% and $96.6 million in various other loans at an overall premium of 1%, compared to 2016 in which we sold $110 million of SBA loans at an overall premium of 8.3% and $2.6 million in commercial and industrial loans at an overall premium of 17.4%. Deposit related fees grew $2.1 million in 2017, as growth in core transaction deposit accounts from both organic growth and the acquisition of HEOP and PLZZ contributed to the increase in deposit fees from $1.7 million in 2016 to $3.8 million in 2017. Lastly, gain on sale of investments increased $940,000 as the Bank sold $261 million of securities during 2017 compared to $222 million in 2016.

For 2016, non-interest income totaled $19.6 million, an increase of $5.2 million or 36% from 2015. The increase was primarily related to an increase of $1.6 million on gain on sale of loans from $8.0 million in 2015 to $9.5 million. During 2016, we sold $110 million of SBA loans at an overall premium of 8.3% and $2.6 million in commercial and industrial loans at an overall premium of 17.4%, compared to 2015 in which we sold $79.3 million of SBA loans at an overall premium of 9% and $69.1 million in commercial real estate and multi-family loans at an

INDEX

overall premium of 1%. Gain on sale of investments increased $1.5 million as the Bank sold a limited number of securities during 2015. Deposit related fees and loan servicing fees grew by a combined $1.5 million in 2015, as growth in core transaction deposit accounts from both organic growth and the acquisition of SCAF contributed to the increase in deposit fees from $2.5 million in 2015 to $3.4 million in 2016 and loan servicing fees from $371,000 in 2015 to $1.0 million in 2016. Finally, other income increased $735,000 as the Bank saw higher recoveries of $1.7 million from pre-acquisition charge-offs, partially offset by a $641,000 decrease in other loans fees and asset write-offs of $366,000.

	For the Years ended December 31,
	2017	2016	2015
Noninterest Income	(dollars in thousands)
Loan servicing fees	$787	$1,032	$371
Deposit fees	3,809	1,697	1,274
Net gain from sales of loans	12,468	9,539	7,970
Net gain from sales of investment securities	2,737	1,797	290
Other income	11,313	5,537	4,483
Total noninterest income	$31,114	$19,602	$14,388

Noninterest Expense.  For 2017, noninterest expense totaled $168 million, an increase of $69.2 million or 70.2% from 2016. The increase in noninterest expense was primarily due to higher compensation and benefits of $31.3 million, primarily related to an increase in staff from our acquisitions of HEOP in April 2017, PLZZ in November 2017, and internal growth in staff to support our growth. Merger-related expense increased $16.6 million in 2017 reflecting costs from both the HEOP and PLZZ acquisitions. Occupancy expense grew by $4.9 million in 2017, mostly due to the acquisitions and the additional branches retained from the mergers. The remaining expense categories grew by $16.3 million or 52% in 2017, due to both a combination of expense growth related to the acquisitions of HEOP and PLZZ and increased expenses to support the Company's organic growth in loans and deposits. The most significant increase in expense from these remaining categories is a $4.1 million increase in CDI expenses, $3.9 million increase in data processing, $3.1 million increase in legal, audit, and professional expenses, and a $1.3 million increase in deposit related expenses, which include expenses such as lock box services, to support our continued growth in core transaction deposits.

For 2016, noninterest expense totaled $98.6 million, an increase of $25.0 million or 34% from 2015. The increase in noninterest expense was primarily due to higher compensation and benefits of $15.7 million, primarily related to an increase in staff from our acquisition of SCAF and internal growth in staff to support our growth. Occupancy expense grew by $2.0 million in 2016, mostly due to the acquisition of SCAF and the additional branches retained from the merger. Marketing expense grew by approximately $1.7 million in 2016, as the Company increased its investment in sponsorships and other marketing areas to support its continued efforts to organically grow its customer base. The remaining expense categories grew by $5.5 million or 21% in 2016, due to both a combination of expense growth related to the acquisition of SCAF and increased expenses to support the Company's organic growth in loans and deposits. The most significant increase in expense from these remaining categories is a $1.4 million increase in data processing and $1.3 increase in deposit related expenses, which include expenses such as lock box services, to support our continued growth in core transaction deposits. merger-related expense in 2016 reflects costs from both the SCAF merger in January 2016 as well as the acquisition of HEOP.

Our efficiency ratio was 50.9% for 2017, compared to 53.6% for 2016 and 55.9% for 2015. The improvement in the efficiency ratio in 2017 compared to 2016 was related to revenues growing faster than expenses, as the Company's growing asset size creates greater scale of efficiencies.

INDEX

	For the Years ended December 31,
	2017	2016	2015
Noninterest Expense	(dollars in thousands)
Compensation and benefits	$84,138	$52,836	$37,108
Premises and occupancy	14,742	9,838	7,810
Data processing	8,206	4,261	2,816
Other real estate owned operations, net	72	385	68
FDIC insurance premiums	2,151	1,545	1,376
Legal, audit and professional expense	6,101	3,041	2,514
Marketing expense	4,436	3,981	2,305
Office, telecommunications and postage expense	3,117	2,107	2,005
Loan expense	3,299	2,191	1,268
Deposit expense	6,240	4,904	3,643
Merger-related expense	21,002	4,388	4,799
CDI amortization	6,144	2,039	1,350
Other expense	8,102	7,067	6,476
Total noninterest expense	$167,750	$98,583	$73,538

Income Taxes. The Company recorded income taxes of $42.1 million in 2017, compared with $25.2 million in 2016 and $15.2 million in 2015. Our effective tax rate was 41.2% for 2017, 38.6% for 2016, and 37.3% for 2015. The effective tax rate in each year is affected by various items, including changes in tax law, tax exempt income from municipal securities, BOLI, tax credits from investments in low income housing tax credits ("LIHTC") and merger-related expense.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The effective tax rate for 2017 increased from 2016 primarily due to the inclusion of $5.6 million of income tax expense related to the revaluation of the deferred tax assets and liabilities due to the reduction of the U.S. corporate tax rate from 35% to 21% under the Tax Act. Additional information on the Tax Act is presented in Item 1. Business - Federal and State Taxation.

See Note 14 to the Consolidated Financial Statements included in Item 8 hereof for further discussion of income taxes and an explanation of the factors, which impact our effective tax rate.

Financial Condition

At December 31, 2017, total assets of the Company were $8.0 billion, up $4.0 billion or 99% from total assets of $4.0 billion at December 31, 2016. The increase in assets since year-end 2016 was primarily related to the increase in loans held for investment of $3.0 billion associated with organic loan growth and the acquisitions of PLZZ and HEOP. The acquisition of PLZZ added $1.1 billion of loans in the fourth quarter of 2017, and the acquisition of HEOP added $1.4 billion of loans in the second quarter of 2017, both before fair value adjustments.

Investment Activities

Our investment policy, as established by our board of directors, attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and complement our lending activities. Specifically, our investment policy generally limits our investments to U.S. government securities, federal agency-backed securities, government-sponsored guaranteed mortgage-backed securities (“MBS”) and collateralized mortgage obligations ("CMO"), municipal bonds, and corporate bonds. The Bank has designated all investment securities as available-for-sale outside of investments made for CRA purposes.

INDEX

Below is a breakdown of the portfolio for the past three years by investment type and designation.

	At December 31,
	2017			2016			2015
	Amortized Cost	Fair Value	% Portfolio	Amortized Cost	Fair Value	% Portfolio	Amortized Cost	Fair Value	% Portfolio
	(dollars in thousands)
Investment Securities Available-for-Sale
Agency	$47,051	$47,209	5.9%	$—	$—	—%	$—	$—	—%
Corporate	78,155	79,546	9.9	37,475	37,642	9.7	—	—	—
Municipal bonds	228,929	232,128	28.8	120,155	118,803	30.5	128,546	130,245	44.9
Collateralized mortgage obligation: residential	33,984	33,781	4.2	31,536	31,388	8.1	24,722	24,543	8.5
Mortgage-backed securities: residential	398,664	394,765	49.0	196,496	193,130	49.5	126,443	125,485	43.3
Total investment securities available-for-sale	786,783	787,429	97.8	385,662	380,963	97.8	279,711	280,273	96.7
Investment Securities Held-to-Maturity
Mortgage-backed securities: residential	17,153	16,944	2.1	7,375	7,271	1.9	8,400	8,330	2.9
Other	1,138	1,138	0.1	1,190	1,190	0.3	1,242	1,242	0.4
Total investment securities held-to-maturity	18,291	18,082	2.2	8,565	8,461	2.2	9,642	9,572	3.3
Total investment securities	$805,074	$805,511	100%	$394,227	$389,424	100%	$289,353	$289,845	100%

Our investment securities portfolio amounted to $806 million at December 31, 2017, as compared to $389 million at December 31, 2016, representing a 107% increase. The increase in securities since year-end 2016 was primarily due to the acquisition of HEOP, which increased securities by $443 million and purchases of $317 million, partially offset by sales/calls of $222 million, and principal pay downs of $76.1 million. In general, the purchase of investment securities primarily related to investing excess liquidity from our banking operations, while the sales were made to help fund loan production, which improved our interest-earning asset mix by deploying investment securities dollars into higher yielding loans.

INDEX

The following table sets forth the fair values and weighted average yields on our investment security portfolio by contractual maturity as of the date indicated:

	At December 31, 2017
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value
	(dollars in thousands)
Investment Securities Available-for-Sale
Agency	$—	—%	$—	—%	$15,164	2.11%	$32,045	2.01%	$47,209
Corporate	—	—	—	—	79,546	5.01	—	—	79,546
Municipal bonds	4,121	1.44	32,424	1.83	73,312	2.04	122,271	2.51	232,128
Collateralized mortgage obligation: residential	—	—	—	—	1,071	1.83	32,710	2.48	33,781
Mortgage-backed securities: residential	2,583	2.30	2,611	1.13	65,014	2.13	324,557	2.22	394,765
Total investment securities available-for-sale	6,704	1.77	35,035	1.78	234,107	3.08	511,583	2.29	787,429
Investment Securities Held-to-Maturity
Mortgage-backed securities: residential	—	—	—	—	—	—	16,944	3.04	16,944
Other	—	—	—	—	—	—	1,138	0.93	1,138
Total investment securities held-to-maturity	—	—	—	—	—	—	18,082	2.90	18,082
Total investment securities	$6,704	1.77%	$35,035	1.78%	$234,107	3.08%	$529,665	2.31%	$805,511

 As of December 31, 2017, our investment securities portfolio consisted of $412 million in government-sponsored enterprise ("GSE") mortgage-backed securities ("MBS"), $232 million in municipal bonds, $79.5 million in corporate bonds, $47.2 million of agency bonds, $33.8 million in GSE collateralized mortgage obligations ("CMO") and $1.1 million in other securities. At December 31, 2017, we had an estimated par value of $55.6 million of the GSE securities that were pledged as collateral for the Company’s $28.5 million of reverse repurchase agreements (“Repurchase Agreements”). The total end of period weighted average interest rate on investments at December 31, 2017 was 2.69%, compared to 2.45% at December 31, 2016, reflecting the increased investment in higher yielding corporate bonds.

The following table lists the percentage of our portfolio exposure to any one issuer as a percentage of capital. The only issuers with greater than ten percent exposure are the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), and the Federal Home Loan Mortgage Corporation ("FHLMC"). No single municipal issuer exceeds two percent of capital.

INDEX

	At December 31,
	2017			2016
	Amortized Cost	Fair Value	% Capital	Amortized Cost	Fair Value	% Capital
	(dollars in thousands)
Issuer
GNMA	$30,497	$30,008	2.4%	$33,062	$32,672	7.1%
FNMA	216,530	214,685	17.3	117,716	115,968	25.2
FHLMC	185,621	183,853	14.8	77,254	75,878	16.5

All of the municipal bond securities in our portfolio have an underlying rating of investment grade, with the majority insured by the largest bond insurance companies to bring each of these securities to a Moody’s A+ rating or better. The Company has only purchased general obligation bonds that are risk-weighted at 20% for regulatory capital purposes. The Company reduces its exposure to any single adverse event by holding securities from geographically diversified municipalities. We are continually monitoring the quality of our municipal bond portfolio in accordance with current financial conditions. To our knowledge, none of the municipalities in which we hold bonds are exhibiting financial problems that would require us to record an OTTI charge.

The following is a listing of the breakdown by state for our municipal holdings, with all states with greater than nine percent of the portfolio listed. Eighty-one percent of the Texas issues are insured by The Texas Permanent School Fund.

	At December 31, 2017
	Amortized Cost	Fair Value	% Municipal
	(dollars in thousands)
Issuer
Texas	$97,109	$98,127	42.3%
California	38,737	39,750	17.1
Other	93,083	94,251	40.6
Total municipal securities	$228,929	$232,128	100%

Loans

Loans held for investment, net totaled $6.2 billion at December 31, 2017, an increase of $2.9 billion or 92% from December 31, 2016. The increase in loans from December 31, 2016 includes loans acquired from PLZZ, which added $1.1 billion of loans in the fourth quarter of 2017, and HEOP, which added $1.4 billion of loans in the second quarter of 2017, both before fair value adjustments, as well as our organic loan originations. The increase in loans included increases in commercial owner occupied of $834 million, commercial non-owner occupied of $656 million, C&I loans of $523 million, franchise loans of $201 million, one-to-four family loans of $170 million, farmland loans of $145 million, agriculture loans of $116 million, multi-family of $103 million, SBA loans of $97 million and consumer loans of $88.8 million. The total end of period weighted average interest rate on loans as of December 31, 2017 was 4.95% and 4.81% as of December 31, 2016.

Loans held for sale totaled $23.4 million at December 31, 2017. Loans held for sale primarily represent the guaranteed portion of SBA loans, which the Bank originates for sale. As of December 31, 2016, loans held for sale totaled $7.7 million.

INDEX

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	At December 31,
	2017			2016			2015
	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate
	(dollars in thousands)
Business Loans
Commercial and industrial	$1,086,659	17.5%	5.18%	$563,169	17.4%	4.82%	$309,741	13.7%	4.95%
Franchise	660,414	10.7	5.23	459,421	14.2	5.24	328,925	14.6%	5.45
Commercial owner occupied (1)	1,289,213	20.8	5.01	454,918	14.1	4.76	294,726	13.1	4.98
SBA	185,514	3.0	6.30	88,994	2.8	5.63	53,691	2.4	5.49
Warehouse facilities	—	—	—	—	—	—	143,200	6.4	3.88
Agribusiness	116,066	1.9	4.62	—	—	—	—	—	—
Total business loans	3,337,866	53.9	5.16	1,566,502	48.5	4.97	1,130,283	50.2	4.99
Real Estate Loans
Commercial non-owner occupied	1,243,115	20.0	4.60	586,975	18.1	4.63	421,583	18.7	4.91
Multi-family	794,384	12.8	4.29	690,955	21.3	4.28	429,003	19.0	4.56
One-to-four family (2)	270,894	4.4	4.63	100,451	3.1	4.62	80,050	3.6	4.51
Construction	282,811	4.6	6.13	269,159	8.3	5.57	169,748	7.5	5.42
Farmland	145,393	2.3	4.52	—	—	—	—	—	—
Land	31,233	0.5	5.72	19,829	0.6	5.36	18,340	0.8	5.16
Total real estate loans	2,767,830	44.6	4.68	1,667,369	51.4	4.65	1,118,724	49.6	4.83
Consumer Loans
Consumer loans	92,931	1.5	5.63	4,112	0.1	5.60	5,111	0.2	5.21
Gross loans held for investment	6,198,627	100%	4.95%	3,237,983	100%	4.81%	2,254,118	100%	4.91%
Plus: Deferred loan origination costs/(fees) and premiums/(discounts), net	(2,159)			3,630			197
Loans held for investment	6,196,468			3,241,613			2,254,315
Allowance for loan losses	(28,936)			(21,296)			(17,317)
Loans held for investment, net	$6,167,532			$3,220,317			$2,236,998

Loans held for sale, at lower of cost or fair value	$23,426			$7,711			$8,565

INDEX

	2014			2013
	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate
	(dollars in thousands)
Business Loans
Commercial and industrial	$228,979	14.1%	4.80%	$187,035	15.1%	5.00%
Franchise	199,228	12.2	5.70	—	—	—
Commercial owner occupied (1)	210,995	13.0	5.10	221,089	17.8	5.30
SBA	28,404	1.7	5.60	7,512	0.6	5.90
Warehouse facilities	113,798	7.0	4.20	87,517	7.1	4.10
Total business loans	781,404	48.0	5.05	503,153	40.6	4.99
Real Estate Loans
Commercial non-owner occupied	359,213	22.1	5.00	333,544	26.9	5.30
Multi-family	262,965	16.1	4.60	233,689	18.8	4.80
One-to-four family (2)	122,795	7.5	4.40	145,235	11.7	4.40
Construction	89,682	5.5	5.20	13,040	1.1	5.20
Land	9,088	0.6	4.80	7,605	0.6	4.70
Total real estate loans	843,743	51.8	4.81	733,113	59.1	4.95
Consumer Loans
Consumer loans	3,298	0.2	6.10	3,839	0.3	5.80
Gross loans held for investment	1,628,445	100%	4.90%	1,240,105	100%	5.00%
Plus: Deferred loan origination costs/(fees) and premiums/(discounts), net	177			18
Loans held for investment	1,628,622			1,240,123
Allowance for loan losses	(12,200)			(8,200)
Loans held for investment, net	$1,616,422			$1,231,923

Loans held for sale, at lower of cost or fair value	—			3,147

(1) Secured by real estate.
(2) Includes second trust deeds.

INDEX

The following table shows the contractual maturity of the Company's loans without consideration to prepayment assumptions at the date indicated:

	At December 31, 2017
	Commercial and Industrial	Franchise	Commercial Owner Occupied	SBA	Agribusiness	Commercial Non-owner Occupied	Multi- family	One-to-four Family	Construction	Farmland	Land	Consumer Loans	Total
	(dollars in thousands)
Amounts Due
One year or less	$463,630	$21,646	$27,921	$145	$67,508	$53,372	$27,058	$22,682	$229,625	$7,517	$17,458	$18,620	$957,182
More than one year to three years	213,645	18,612	33,536	630	6,951	88,833	8,475	10,304	49,454	10,435	4,057	1,424	446,356
More than three years to five years	191,918	49,184	64,959	1,989	33,350	109,185	17,097	8,264	950	8,914	1,741	4,886	492,437
More than five years to 10 years	156,755	444,034	458,781	17,874	7,788	713,157	87,736	35,960	2,782	105,279	5,615	34,756	2,070,517
More than 10 years to 20 years	49,437	100,298	179,526	23,434	469	152,441	45,953	26,412	—	9,287	2,362	30,516	620,135
More than 20 years	11,274	26,641	530,491	158,866	—	126,127	608,065	167,272	—	3,961	—	2,729	1,635,426
Total gross loans	$1,086,659	$660,415	$1,295,214	$202,938	$116,066	$1,243,115	$794,384	$270,894	$282,811	$145,393	$31,233	$92,931	$6,222,053

INDEX

The following table sets forth at December 31, 2017 the dollar amount of gross loans receivable contractually due after December 31, 2018 and whether such loans have fixed interest rates or adjustable interest rates.

	At December 31, 2017 Loans Due After December 31, 2018
	Fixed	Adjustable	Total
	(dollars in thousands)
Business Loans
Commercial and industrial	$253,761	$369,268	$623,029
Franchise	87,424	551,345	638,769
Commercial owner occupied	216,670	1,050,623	1,267,293
SBA	5,507	197,286	202,793
Agribusiness	40,631	7,927	48,558
Total business loans	603,993	2,176,449	2,780,442
Real Estate Loans
Commercial non-owner occupied	242,495	947,248	1,189,743
Multi-family	24,067	743,259	767,326
One-to-four family	41,779	206,433	248,212
Construction	2,122	51,064	53,186
Farmland	93,773	44,103	137,876
Land	2,925	10,850	13,775
Total real estate loans	407,161	2,002,957	2,410,118
Consumer Loans
Consumer loans	72,699	1,612	74,311
Total gross loans	$1,083,853	$4,181,018	$5,264,871

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally initiate formal collection activities including, for loans secured by real estate, recording a notice of default and, after providing the required notices to the borrower, commencing foreclosure proceedings. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. At December 31, 2017, loans delinquent 60 or more days as a percentage of total loans held for investment was 7 basis points, up from 2 basis points at year-end 2016.

The following table sets forth delinquencies in the Company's loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At December 31, 2017
Business Loans
Commercial and industrial	3	$84	4	$570	4	$235	11	$889
Commercial owner occupied	1	3,474	1	486	—	—	2	3,960
SBA	2	177	—	—	5	1,940	7	2,117
Real Estate Loans
Multi-family	3	1,781	—	—	—	—	3	1,781

INDEX

One-to-four family	1	354	—	—	4	815	5	1,169
Land	1	83	—	—	1	9	2	92
Consumer Loans
Consumer loans	2	11	—	—	2	40	4	51
Total	13	$5,964	5	$1,056	16	$3,039	34	$10,059
Delinquent loans to total loans held for investment		0.10%		0.02%		0.05%		0.16%

At December 31, 2016
Business Loans
Commercial and industrial	2	$104	—	$—	2	$260	4	$364
SBA	—	—	—	—	3	316	3	316
Real Estate Loans
One-to-four family	1	18	1	71	3	48	5	137
Land	—	—	—	—	1	15	1	15
Total	3	$122	1	$71	9	$639	13	$832
Delinquent loans to total loans held for investment		—%		—%		0.02%		0.03%

At December 31, 2015
Business Loans
Commercial and industrial	2	$20	—	$—	1	$257	3	$277
Franchise	—	—	—	—	3	1,630	3	1,630
Commercial owner occupied	—	—	1	355	—	—	1	355
Real Estate Loans
Commercial non-owner occupied	1	214	—	—	—	—	1	214
One-to-four family	1	89	—	—	2	46	3	135
Land	—	—	—	—	1	21	1	21
Total	4	$323	1	$355	7	$1,954	12	$2,632
Delinquent loans to total loans held for investment		0.01%		0.02%		0.09%		0.12%

At December 31, 2014
Business Loans
Commercial and industrial	—	$—	1	$24	—	$—	1	$24
Real Estate Loans
One-to-four family	1	19	—	—	3	54	4	73
Consumer Loans
Consumer loans	1	1	—	—	—	—	1	1
Total	2	$20	1	$24	3	$54	6	$98
Delinquent loans to total loans held for investment		—%		—%		—%		0.01%

INDEX

At December 31, 2013
Business Loans
Commercial owner occupied	2	$768	—	$—	1	$446	3	$1,214
SBA	—	—	—	—	1	14	1	14
Real Estate Loans
Commercial non-owner occupied	—	—	—	—	2	560	2	560
One-to-four family	3	71	—	—	4	123	7	194
Consumer Loans
Consumer loans	3	130	—	—	—	—	3	130
Total	8	$969	—	$—	8	$1,143	16	$2,112
Delinquent loans to total loans held for investment		0.08%		—%		0.09%		0.17%

(1) All 90 day or greater delinquencies are on nonaccrual status and are reported as part of nonperforming loans.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), troubled debt restructured loans and OREO. Nonaccrual loans consisted of all loans 90 days or more past due and on loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest. A “restructured loan” is one where the terms of the loan were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. We had one troubled debt restructured loan with a recorded balance of $97,000 at December 31, 2017 and no troubled debt restructured loans at December 31, 2016. At December 31, 2017, we had $3.6 million of nonperforming assets, which consisted of $3.3 million of net nonperforming loans and $326,000 of OREO. At December 31, 2016, we had $1.6 million of nonperforming assets, which consisted of $1.1 million of nonperforming loans and $460,000 of OREO. It is our policy to take appropriate, timely and aggressive action when necessary to resolve nonperforming assets. When resolving problem loans, it is our policy to determine collectability under various circumstances, which are intended to result in our maximum financial benefit. We accomplish this by working with the borrower to bring the loan current, selling the loan to a third party or by foreclosing and selling the asset.

At December 31, 2017, OREO consisted of one commercial owner occupied property and one land property, compared to one commercial non-owner occupied property and one land property at December 31, 2016. Properties acquired through or in lieu of foreclosure are recorded at fair value less cost to sell. The Company generally obtains an appraisal and/or a market evaluation on all OREO prior to obtaining possession. After foreclosure, valuations are periodically performed by management as needed due to changing market conditions or factors specifically attributable to the property’s condition. If the carrying value of the property exceeds its fair value, less estimated cost to sell, the asset is written down and a charge to operations is recorded.

We recognized loan interest income on nonperforming loans of $640,000 in 2017, $740,000 in 2016 and $467,000 in 2015. If these loans had paid in accordance with their original loan terms, we would have recorded additional loan interest income of $155,000 in 2017, $360,000 in 2016 and $279,000 in 2015.

INDEX

The following table sets forth composition of nonperforming assets at the date indicated:

	At December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Nonperforming Assets
Business Loans
Commercial and industrial	$1,160	$250	$463	$—	$—
Franchise	—	—	1,630	—	—
Commercial owner occupied	97	436	536	514	747
SBA	1,201	316	—	—	14
Total business loans	2,458	1,002	2,629	514	761
Real Estate Loans
Commercial non-owner occupied	—	—	1,164	848	983
Multi-family	—	—	—	—	—
One-to-four family	817	124	155	82	507
Land	9	15	21	—	—
Total real estate loans	826	139	1,340	930	1,490
Consumer Loans
Consumer loans	—	—	1	—	—
Total nonperforming loans	3,284	1,141	3,970	1,444	2,251
Other real estate owned	326	460	1,161	1,037	1,186
Total nonperforming assets	$3,610	$1,601	$5,131	$2,481	$3,437
Allowance for loan losses	$28,936	$21,296	$17,317	$12,200	$8,200
Allowance for loan losses as a percent of total nonperforming loans, gross	881%	1,866%	436%	845%	364%
Nonperforming loans as a percent of loans held for investment	0.05	0.04	0.18	0.09	0.18
Nonperforming assets as a percent of total assets	0.04	0.04	0.18	0.12	0.20

Allowance for Loan Losses.  The allowance for loan losses is established as management's estimate of probable incurred losses inherent in the loan receivable portfolio. Management evaluates the adequacy of the allowance quarterly to maintain the allowance at levels sufficient to provide for these inherent losses. The ALLL is based upon the total loans evaluated individually and collectively, and is reported as a reduction of loans held for investment. The allowance is increased by a provision for loan losses which is charged to expense and reduced by charge-offs, net of recoveries.

We separate our assets, largely loans, by type, and we use various asset classifications to segregate the assets into various risk grade categories. We use the various asset classifications as a means of measuring risk for determining the valuation allowance for groups and individual assets at a point in time. Currently, we designate our assets into a category of “Pass,” “Special Mention,” “Substandard,” “Doubtful” or “Loss.” A brief description of these classifications follows:

•	Pass classifications represent assets with a level of credit quality, which contain no well-defined deficiency or weakness.

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

At December 31, 2017, we had $48.6 million of assets classified as substandard, compared to $13.3 million at December 31, 2016, with the increase primarily attributable to acquired loans. There were no loans classified as doubtful as of year-end 2017, compared to $250,000 as of year-end 2016.

INDEX

The following tables set forth information concerning substandard and doubtful assets at the dates indicated:

	At December 31, 2017
	Loans		OREO		Total Substandard Assets		Doubtful
	Gross Balance	# of Loans	Balance	# of Properties	Balance	# of Assets	Balance	# of Loans
	(dollars in thousands)
Business Loans
Commercial and industrial	$15,044	91	$—	—	$15,044	91	$—	—
Commercial owner occupied	21,180	32	121	1	21,301	33	—	—
SBA	3,469	34	—	—	3,469	34	—	—
Agribusiness	3,844	6	—	—	3,844	6	—	—
Total business loans	43,537	163	121	1	43,658	164	—	—
Real Estate Loans
Commercial non-owner occupied	1,070	7	—	—	1,070	7	—	—
Multi-family	228	1	—	—	228	1	—	—
One-to-four family	1,964	16	—	—	1,964	16	—	—
Farmland	1,115	3	—	—	1,115	3	—	—
Land	254	4	205	1	459	5	—	—
Total real estate loans	4,631	31	205	1	4,836	32	—	—
Consumer Loans
Consumer loans	137	14	—	—	137	14	—	—
Total substandard assets	$48,305	208	$326	2	$48,631	210	$—	—

	At December 31, 2016
	Loans		OREO		Total Substandard Assets		Doubtful
	Gross Balance	# of Loans	Balance	# of Properties	Balance	# of Assets	Balance	# of Loans
	(dollars in thousands)
Business Loans
Commercial and industrial	$3,784	21	$88	1	$3,872	22	$250	1
Commercial owner occupied	4,221	14	—	—	4,221	14	—	—
SBA	462	5	—	—	462	5	—	—
Total business loans	8,467	40	88	1	8,555	41	250	1
Real Estate Loans
Commercial non-owner occupied	1,072	3	—	—	1,072	3	—	—
Multi-family	2,403	6	—	—	2,403	6	—	—
One-to-four family	441	9	—	—	441	9	—	—
Land	15	1	372	1	387	2	—	—
Total real estate loans	3,931	19	372	1	4,303	20	—	—
Consumer Loans
Consumer loans	393	2	—	—	393	2	—	—
Total substandard assets	$12,791	61	$460	2	$13,251	63	$250	1

In determining the ALLL, we evaluate loan credit losses on an individual basis in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 310, Accounting by

INDEX

Creditors for Impairment of a Loan, and on a collective basis based on FASB ASC 450, Accounting for Contingencies. For loans evaluated on an individual basis, we analyze the borrower’s creditworthiness, cash flows and financial status, and the condition and estimated value of the collateral. Loans evaluated individually that are deemed to be impaired are separated from our collective credit loss analysis.

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

Loans acquired through bank acquisition are recorded at fair value at acquisition date without a carryover of the related ALLL. Loans acquired with deteriorated credit quality are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect principal and interest payments according to contractual terms. These loans are accounted for under ASC Subtopic 310-30 Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.

As of December 31, 2017, the ALLL totaled $28.9 million, an increase of $7.6 million from December 31, 2016 and $11.6 million from December 31, 2015. At December 31, 2017, the ALLL as a percent of nonperforming loans was 881%, compared with 1,866% at December 31, 2016 and 436% at December 31, 2015.

At December 31, 2017, the ALLL as a percent of loans held for investment was 0.47%, a decrease from 0.66% at December 31, 2016, and 0.77% at December 31, 2015. The decrease in the 2017 ratio was primarily attributable to the loans acquired from HEOP and PLZZ, recorded at fair value with no ALLL carried over. At December 31, 2017, management deems the ALLL to be sufficient to provide for probable incurred losses within the loan portfolio.

INDEX

The following table sets forth the activity in the Company’s ALLL for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$21,296	$17,317	$12,200	$8,200	$7,994
Provision for loan losses	8,640	8,776	6,425	4,684	1,860
Charge-offs:
Business loans
Commercial and industrial	1,344	2,802	484	223	509
Franchise	—	980	764	—	—
Commercial owner occupied	—	329	—	—	232
SBA	8	980	—	—	143
Real Estate loans
Commercial non-owner occupied	—	—	116	365	756
Multi-family	—	—	—	—	101
One-to-four family	10	151	16	195	272
Consumer loans
Consumer loans	—	—	—	—	18
Total charge-offs	$1,362	$5,242	$1,380	$783	$2,031
Recoveries:
Business loans
Commercial and industrial	$94	$177	$47	$42	$138
Commercial owner occupied	105	25	—	—	—
SBA	127	193	8	4	50
Real Estate loans
Commercial non-owner occupied	—	21	3	—	—
One-to-four family	35	25	13	34	47
Consumer loans
Consumer loans	1	4	1	19	142
Total recoveries	362	445	72	99	377
Net loan charge-offs	1,000	4,797	1,308	684	1,654
Balance at end of period	$28,936	$21,296	$17,317	$12,200	$8,200
Ratios
Net charge-offs to average total loans, net	0.02%	0.17%	0.06%	0.05%	0.16%
Allowance for loan losses to loans held for investment	0.47%	0.66%	0.77%	0.75%	0.66%

INDEX

The following table sets forth the Company’s ALLL and the percent of gross loans to total gross loans in each of the categories listed and the allowance as a percentage of the loan category balance at the dates indicated:

	At December 31,
	2017			2016			2015
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance
	(dollars in thousands)
Business Loans
Commercial and industrial	$9,721	17.5%	0.89%	$6,362	17.4%	1.13%	$3,449	13.7%	1.11%
Franchise	5,797	10.7	0.88	3,845	14.1	0.84	3,124	14.5	0.95
Commercial owner occupied	767	20.8	0.06	1,193	14.0	0.26	1,870	13.0	0.63
SBA	2,890	3.0	1.56	1,039	3.0	1.17	1,500	2.8	2.79
Agribusiness	1,291	1.9	1.11	—	—	—	—	—	—
Warehouse facilities	—	—	—	—	—	—	759	6.3	0.53
Real Estate Loans
Commercial non-owner occupied	1,266	20.0	0.10	1,715	18.1	0.29	2,048	18.7	0.49
Multi-family	607	12.8	0.08	2,927	21.3	0.42	1,583	19.0	0.37
One-to-four family	803	4.4	0.30	365	3.1	0.36	698	3.5	0.87
Construction	4,569	4.6	1.62	3,632	8.3	1.35	2,030	7.5	1.20
Farmland	137	2.3	0.09	—	—	—	—	—	—
Land	993	0.5	3.18	198	0.6	1.00	233	0.8	1.27
Consumer Loans
Consumer loans	95	1.5	0.10	20	0.1	0.49	23	0.2	0.45
Total	$28,936	100.0%	0.47%	$21,296	100.0%	0.66%	$17,317	100.0%	0.77%

INDEX

	2014			2013
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance
	(dollars in thousands)
Business Loans
Commercial and industrial	$2,646	14.1%	1.16%	$1,968	15.0%	1.05%
Franchise	1,554	12.2	0.78	—	—	—
Commercial owner occupied	1,757	13.0	0.83	1,818	17.8	0.82
SBA	568	1.7	2.00	151	0.9	2.01
Warehouse facilities	546	7.0	0.48	392	7.0	0.45
Real estate Loans
Commercial non-owner occupied	2,007	22.1	0.56	1,658	26.9	0.50
Multi-family	1,060	16.1	0.40	817	18.8	0.35
One-to-four family	842	7.5	0.69	1,099	11.7	0.76
Construction	1,088	5.5	1.21	136	1.0	1.04
Land	108	0.6	1.19	127	0.6	1.67
Consumer Loans
Consumer loans	24	0.2	0.73	34	0.3	0.89
Total	$12,200	100.0%	0.75%	$8,200	100.0%	0.66%

The following table sets forth the ALLL amounts calculated by the categories listed at the dates indicated:

	At December 31,
	2017		2016		2015		2014		2013
Balance at End of Period Applicable to	Amount	% of Allowance to Total	Amount	% of Allowance to Total	Amount	% of Allowance to Total	Amount	% of Allowance to Total	Amount	% of Allowance to Total
	(dollars in thousands)
Allocated allowance	$28,881	99.8%	$21,046	98.8%	$16,586	95.9%	$12,200	100.0%	$8,095	98.7%
Specific allowance	55	0.2	250	1.2	731	4.1	—	—	105.0	1.3
Total	$28,936	100.0%	$21,296	100.0%	$17,317	100.0%	$12,200	100.0%	$8,200	100.0%

INDEX

Deposits

At December 31, 2017, total deposits were $6.1 billion, an increase of $2.9 billion or 93% from December 31, 2016. The increase in deposits since year-end 2016 included increases in money market and savings of $1.2 billion, noninterest bearing checking of $1.0 billion, time deposits of $510 million and interest-bearing checking of $182 million. The increase in deposits during 2017 was primarily due to the acquisition of PLZZ in the fourth quarter of 2017, which contributed $1.1 billion of deposits at the time of acquisition, before purchasing accounting adjustments and the acquisition of HEOP in the second quarter of 2017, which contributed $1.4 billion of deposits at the time of acquisition, before purchase accounting adjustments, as well as organic deposit growth. The total end of period weighted average interest rate on deposits was 0.33% at December 31, 2017 and 0.27% at December 31, 2016.

The following table sets forth the distribution of the Company’s deposit accounts on average for the periods indicated and the weighted average interest rates on each category of deposits presented:

	For the years ended December 31,
	2017		2016		2015
	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost
	(dollars in thousands)
Deposits
Noninterest bearing checking	$1,758,730	—%	$1,086,814	—%	$646,931	—%
Interest bearing checking	293,450	0.12	176,508	0.11	141,962	0.12
Money market	1,701,209	0.40	1,003,861	0.36	696,747	0.35
Savings	189,408	0.13	98,224	0.15	88,247	0.16
Retail certificates of deposit	556,121	0.61	416,232	0.74	390,797	0.82
Wholesale/brokered certificates of deposit	227,822	1.16	180,209	0.73	102,950	0.67
Total deposits	$4,726,740	0.28%	$2,961,848	0.28%	$2,067,634	0.32%

At December 31, 2017, we had $892 million in certificate accounts with balances of greater than $100,000, and of that amount, we had $523 million in certificate of deposit accounts with balances of greater than $250,000 maturing as follows:

	December 31, 2017
	$100,000 through $250,000			Greater than $250,000			Total
Maturity Period	Amount	Weighted Average Rate	% of Total Deposits	Amount	Weighted Average Rate	% of Total Deposits	Amount	Weighted Average Rate	% of Total Deposits
	(dollars in thousands)
Three months or less	$164,359	1.00%	2.70%	$165,731	1.14%	2.72%	$330,090	1.07%	5.42%
Over three months through 6 months	57,816	0.77	0.95	153,775	1.29	2.53	211,591	1.14	3.48
Over 6 months through 12 months	76,376	1.00	1.25	151,038	1.36	2.48	227,414	1.24	3.74
Over 12 months	71,197	1.24	1.17	52,118	1.31	0.86	123,315	1.27	2.03
Total	$369,748	1.01%	6.07%	$522,662	1.26%	8.59%	$892,410	1.16%	14.66%

INDEX

Borrowings.  Borrowings represent a secondary source of funds for our lending and investing activities. The Company has a variety of borrowing relationships that it can draw upon to fund its activities. At December 31, 2017, total borrowings amounted to $641 million, an increase of $244 million or 61% from December 31, 2016. The increase in borrowings at December 31, 2017 from December 31, 2016 was primarily related to an increase in FHLB overnight advances. At December 31, 2017, total borrowings represented 8.0% of total assets and had an end of period weighted average rate of 2.21%, compared with 9.8% of total assets at a weighted average rate of 1.95% at December 31, 2016.

FHLB Advances.  The FHLB system functions as a source of credit to financial institutions that are members. Advances are secured by certain real estate loans, investment securities, and the capital stock of the FHLB owned by the Company. Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors. The Company has a line of credit with the FHLB, which provides for advances totaling up to 45% of its assets, equating to a credit line of $2.9 billion as of December 31, 2017. At December 31, 2017, we had borrowing capacity of $1.2 billion with the FHLB. At December 31, 2017, the Company had $180 million term FHLB advances and $310 million in overnight FHLB advances, compared to no term FHLB advances, which matured within one year, and $278 million in overnight FHLB advances at December 31, 2016. The FHLB advances at December 31, 2017 were collateralized by real estate loans and securities with an aggregate balance of $1.4 billion and FHLB stock of $17.3 million. With this pledged collateral, the Company has additional available advances of $677 million as of December 31, 2017.

Other Borrowings. The Company maintains lines of credit to purchase federal funds and a reverse repurchase facility together totaling $218 million with eight correspondent banks and has access through the Federal Reserve Bank discount window to borrow $3.3 million to be utilized as business needs dictate. Federal funds purchased and reverse repurchase facilities are short-term in nature and utilized to meet short-term funding needs.

As of December 31, 2017, the Company has three Repurchase Agreements totaling $28.5 million with a weighted average interest rate of 3.26% as of December 31, 2017 secured by GSE MBS totaling an estimated par value of $26.5 million. The Repurchase Agreements were entered into in 2008 at a term of 10 years each with the buyers of the Repurchase Agreements having the option to terminate the Repurchase Agreements after the fixed interest rate period has expired. The interest rates reset quarterly with the maximum reset rate being 2.89% on one $10.0 million Repurchase Agreement, 3.47% on the other $10.0 million Repurchase Agreement, and 3.45% on the $8.5 million Repurchase Agreement.

The Company sells certain securities under agreements to repurchase. The agreements are treated as overnight borrowings with the obligations to repurchase securities sold reflected as a liability. The dollar amount of investment securities underlying the agreements remain in the asset accounts. The Company enters into these debt agreements as a service to certain HOA depositors to add protection for deposit amounts above FDIC insurance levels. At December 31, 2017, the Company sold securities under agreement to repurchase of $17.6 million with weighted average rate of 0.01% and collateralized by investment securities with fair value of approximately $29.7 million.

Debentures.  On March 2004, the Corporation issued $10,310,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware. The Debt Securities are subordinated to effectively all borrowings of the Corporation and are due and payable on April 7, 2034. Interest is payable quarterly on the Debt Securities at three-month London Interbank Offered Rate ("LIBOR") plus 2.75% for an effective rate of 4.11% as of December 31, 2017.

In the third quarter of 2014, the Company completed a private placement of $60 million in aggregate principal amount of subordinated notes to certain accredited investors. The subordinated notes bear a fixed interest rate of 5.75% per annum, payable semi-annually, and mature on September 3, 2024. The net proceeds from the sale

INDEX

of the notes were $59 million, and the notes qualify as Tier 2 capital for regulatory purposes. The Bank received $50.0 million of contributed capital in 2014.

On April 1, 2017, as part of the HEOP acquisition, the Corporation assumed $5.2 million of floating rate junior subordinated debt securities associated with Heritage Oaks Capital Trust II. Interest is payable quarterly at three-month LIBOR plus 1.72% per annum, for an effective rate of 3.06% per annum as of December 31, 2017. At December 31, 2017, the carrying value of these debentures was $3.9 million, which reflects purchase accounting fair value adjustments of $1.3 million. The Corporation also assumed $3.1 million and $5.2 million of floating rate junior subordinated debt associated with Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust, respectively. At December 31, 2017, the carrying value of Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust were $2.8 million and $3.8 million, respectively, which reflects purchase accounting fair value adjustments of $332,000 and $1.4 million, respectively. Interest is payable quarterly at three-month LIBOR plus 2.95% per annum, for an effective rate of 4.31% per annum as of December 31, 2017 for Mission Community Capital Trust I. Interest is payable quarterly at three-month LIBOR plus 1.48% per annum, for an effective rate of 2.84% per annum as of December 31, 2017 for Santa Lucia Bancorp (CA) Capital Trust. These three debentures are callable by the Corporation at par.

On November 1, 2017, as part of the PLZZ acquisition, the Company assumed three subordinated notes totaling $25 million at a fixed interest rate of 7.125% payable in arrears on a quarterly basis. The notes have a maturity date of June 26, 2025 and are also redeemable in whole or in part from time to time beginning in June 26, 2020 at an amount equal to 103.0% of principal plus accrued unpaid interest. The redemption price decreases 50 basis points each subsequent year.

INDEX

The following table sets forth certain information regarding the Company's borrowed funds at or for the years ended on the dates indicated:

	At or For Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
FHLB Advances
Balance outstanding at end of year	$490,148	$278,000	$148,000
Weighted average interest rate at end of year	1.49%	0.55%	0.42%
Average balance outstanding	$290,839	$58,814	$139,542
Weighted average interest rate during the year	1.19%	0.59%	0.39%
Maximum amount outstanding at any month-end during the year	$490,148	$278,000	$340,000
Other Borrowings
Balance outstanding at end of year	$46,139	$49,971	$48,125
Weighted average interest rate at end of year	2.02%	1.94%	1.94%
Average balance outstanding	$50,866	$48,732	$48,490
Weighted average interest rate during the year	1.86%	1.95%	1.95%
Maximum amount outstanding at any month-end during the year	$52,996	$53,586	$49,925
Debentures
Balance outstanding at end of year	$105,123	$69,383	$69,263
Weighted average interest rate at end of year	5.60%	5.35%	5.34%
Average balance outstanding	$81,466	$69,347	$69,199
Weighted average interest rate during the year	5.80%	5.54%	5.69%
Maximum amount outstanding at any month-end during the year	$105,123	$69,383	$69,263
Total Borrowings
Balance outstanding at end of year	$641,410	$397,354	$265,388
Weighted average interest rate at end of year	2.21%	1.56%	1.98%
Average balance outstanding	$423,248	$176,893	$257,231
Weighted average interest rate during the year	2.16%	2.91%	2.11%
Maximum amount outstanding at any month-end during the year	$648,267	$397,354	$454,008

Stockholders' Equity

At December 31, 2017, our stockholders’ equity amounted to $1.2 billion, compared with $460 million at December 31, 2016. The increase of $782 million or 170% is primarily due to net income in 2017 of $60.1 million and an increase of $719 million, primarily as a result of the issuance of common stock in the PLZZ and HEOP acquisitions.

Liquidity

Our primary sources of funds are deposits, principal and interest payments on loans, FHLB advances and other borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We seek to maintain a level of liquid assets to ensure a safe and sound operation. Our liquid assets are comprised of cash and unpledged investments. As part of our daily monitoring, we calculate a liquidity ratio by dividing the sum of cash balances plus unpledged securities by the sum of deposits that mature in one year or less plus transaction accounts and FHLB advances. At December 31, 2017, our liquidity ratio was 11.59%, compared with 13.15% at December 31, 2016.

INDEX

We believe our level of liquid assets is sufficient to meet current anticipated funding needs. At December 31, 2017, liquid assets of the Company represented approximately 9.2% of total assets, compared to 11.1% at December 31, 2016. At December 31, 2017, the Company had eight unsecured lines of credit with other correspondent banks to purchase federal funds totaling $168 million, one reverse repo line with a correspondent bank of $50 million and access through the Federal Reserve Bank discount window to borrow $3.3 million, as business needs dictate. We also have a line of credit with the FHLB allowing us to borrow up to 45% of the Bank’s total assets. At December 31, 2017, we had a borrowing capacity of $1.25 billion, based on collateral pledged at the FHLB, with $490 million outstanding in FHLB borrowing. The FHLB advance line is collateralized by eligible loans and FHLB stock. At December 31, 2017, we had approximately $1.45 billion of collateral pledged to secure FHLB borrowings.

At December 31, 2017, the Company’s loan to deposit and borrowing ratio was 92.5%, compared with 91.7% at December 31, 2016. The increase was primarily associated with our loans increasing at a faster rate relative to our deposits and borrowings during the period. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2017, totaled $911 million. We expect to retain a substantial portion of the maturing certificates of deposit at maturity.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 15% of total deposits, or 12% of total assets, as a secondary source for funding. At December 31, 2017, the Company had $317 million, or 4.0% of total assets, in brokered time deposits. At December 31, 2016, the Company had $199 million, or 4.9% of total assets, in brokered time deposits.

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

The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of a (i) bank’s retained earnings; or (ii) bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period. However, a bank may, with the approval of the DBO, make a distribution to its stockholders in an amount not exceeding the greatest of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year. In the event that the DBO determines that the stockholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DBO may order the bank to refrain from making a proposed distribution. Under these provisions, the amount available for distribution from the Bank to the Corporation was approximately $142.7 million at December 31, 2017.

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

At December 31, 2017, the Bank’s leverage capital amounted to $812 million and risk-weighted capital amounted to $843 million. At December 31, 2016, the Bank’s leverage capital was $411 million and risk-weighted capital was $433 million. Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have

INDEX

total risk-weighted capital of 10.00% or greater, Tier 1 risk-weighted capital of 8.00% or greater, common equity tier 1 capital ratio of 6.5% and Tier I capital to adjusted tangible assets of 5.00% or greater to be considered "well capitalized." At December 31, 2017, the Bank’s total risk-weighted capital ratio was 12.33%, Tier 1 risk-weighted capital ratio was 11.88%, common equity Tier 1 risk-weighted capital ratio was 11.88%, and Tier I capital to adjusted tangible assets capital ratio was 11.68%. See Note 2 to the Consolidated Financial Statements included in Item 8 hereof for a discussion of the Bank’s and Company’s capital ratios.

Contractual Obligations and Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs. The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, at the date indicated:

	At December 31, 2017
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(dollars in thousands)
Contractual Obligations
FHLB advances	$428,500	$23,500	$38,148	$—	$490,148
Other borrowings	46,139	—	—	—	46,139
Subordinated debentures	—	—	—	105,123	105,123
Certificates of deposit	911,033	146,893	17,297	9,597	1,084,820
Operating leases	7,170	8,151	3,308	2,312	20,941
Total contractual cash obligations	$1,392,842	$178,544	$58,753	$117,032	$1,747,171

Off-Balance Sheet Arrangements

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	At December 31, 2017
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(dollars in thousands)
Other Unused Commitments
Commercial and industrial	$488,734	$158,715	$28,261	$31,308	$707,018
Construction	119,276	178,774	7,550	—	305,600
Agriculture and farmland	37,958	2,683	10,335	2,973	53,949
Home equity lines of credit	2,006	8,044	4,916	64,057	79,023
Standby letters of credit	30,876	50	—	—	30,926
All other	18,968	3,181	5,724	21,338	49,211
Total commitments	$697,818	$351,447	$56,786	$119,676	$1,225,727

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

INDEX

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management and Market Risk

Market risk is the risk of loss in value or reduced earnings from adverse changes in market prices and interest rates. The Bank’s market risk arises primarily from interest rate risk in our lending and deposit taking activities. Interest rate risk primarily occurs to the degree that the Bank’s interest-bearing liabilities reprice or mature on a different basis and frequency than its interest-earning assets. The Bank’s earnings depend primarily on net interest income, which is the difference between the interest and dividends earned on interest-earning assets and the interest paid on interest-bearing liabilities. Therefore, the Bank actively monitors and manages its portfolios to limit the adverse effects on net interest income and economic value due to changes in interest rates.

The Asset/Liability Committee is responsible for implementing the Bank’s interest rate risk management policy established by the board of directors that sets forth limits of acceptable changes in net interest income (“NII”) and economic value of equity (“EVE”) due to specified changes in interest rates. The Asset/Liability Committee reviews, among other items, economic conditions, the interest rate outlook, the demand for loans, the availability of deposits and borrowings, and the Bank’s current operating results, liquidity, capital and interest rate exposure. Based on these reviews, the Asset/Liability Committee formulates strategies to implement the objectives set forth in the business plan while complying with the net interest income and economic value limits approved by the Bank’s board of directors.

Interest Rate Risk Management.  The principal objective of the Company’s interest rate risk management function is to maintain an interest rate risk profile close to the desired risk profile in light of the interest rate outlook. The Bank measures the interest rate risk included in the major balance sheet portfolios and compares the current risk profile to the desired risk profile and to policy limits set by the board of directors. Management then implements strategies consistent with the desired risk profile. Currently the Bank’s primary strategy in managing interest rate risk is to focus originations for investment on adjustable rate loans or loans with relatively short maturities. Interest rates on adjustable rate loans are mainly tied to Prime and 1-month LIBOR indexes. Likewise, the Bank seeks to raise non-maturity deposits. Management often implements these strategies through pricing actions. Finally, management structures its security portfolio and borrowings to offset some of the interest rate sensitivity created by the re-pricing characteristics of customer loans and deposits.

Management monitors asset and liability maturities and repricing characteristics on a regular basis and evaluates its interest rate risk as it relates to operational strategies. Management analyzes potential strategies for their impact on the interest rate risk profile. Each quarter the Company’s board of directors reviews the Bank’s asset/liability position, including simulations showing the impact on the Bank’s economic value of equity in various interest rate scenarios. Interest rate moves, up or down, may subject the Bank to interest rate spread compression, which adversely impacts its net interest income. This is primarily due to the lag in repricing of the indices, to which adjustable rate loans and mortgage-backed securities are tied, as well as their repricing frequencies. Furthermore, large rate moves show the impact of interest rate caps and floors on adjustable rate transactions. This is partly offset by lags in repricing for deposit products. The extent of the interest rate spread compression depends on the direction and severity of interest rate moves and features in the Bank’s product portfolios.

The Company’s interest rate sensitivity is monitored by management through the use of both a simulation model that quantifies the estimated impact to earnings (Earnings at Risk) for a twelve and twenty-four month period, and a model that estimates the change in the Company’s EVE under alternative interest rate scenarios, primarily instantaneous parallel interest rate shifts in 100 basis point increments. The simulation model estimates the impact on net interest income (NII) from changing interest rates on interest earning assets and interest expense paid on interest bearing liabilities. The EVE model computes the net present value of equity by discounting all expected cash flows on assets and liabilities under each rate scenario. For each scenario, the EVE is the present value of all assets less the present value of all liabilities. The EVE ratio is defined as the EVE divided by the market value of assets within the same scenario.

INDEX

The following table shows the projected net interest income and net interest margin of the Company at December 31, 2017, assuming instantaneous parallel interest rate shifts in the first period:

As of December 31, 2017
(dollars in thousands)
Earnings at Risk				Projected Net Interest Margin
Change in Rates	$ Amount	$ Change	% Change	$ Amount	% Change
+200 BP	342,622	7,363	2.2	4.70	2.2
+100 BP	339,239	3,980	1.2	4.65	1.2
Static	335,259	—	—	4.60	—
-100 BP	331,508	(3,751)	(1.1)	4.54	(1.1)
-200 BP	333,498	(1,761)	(0.5)	4.57	(0.5)

The following table shows the EVE and projected change in the EVE of the Company at December 31, 2017, assuming various non-parallel interest rate shifts over a twelve month period:

As of December 31, 2017
(dollars in thousands)
					EVE as % of Portfolio
Economic Value of Equity					Value of Assets
Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	% Change (BP)
+200 BP	1,953,748	38,564	2.0	25.06	140 BP
+100 BP	1,940,220	25,036	1.3	24.41	76 BP
Static	1,915,184	—	—	23.66	0
-100 BP	1,886,490	(28,694)	(1.5)	22.83	-83 BP
-200 BP	1,864,246	(50,938)	(2.7)	22.02	-164 BP

Based on the modeling of the impact on earnings and EVE from changes in interest rates, the Company's sensitivity to changes in interest rates is low for rising rates. Both the earnings at risk and the EVE increase as rates rise. It is important to note the above tables are forecasts based on several assumptions and that actual results may vary. The forecasts are based on estimates of historical behavior and assumptions by management that may change over time and may turn out to be different. Factors affecting these estimates and assumptions include, but are not limited to (1) competitor behavior, (2) economic conditions both locally and nationally, (3) actions taken by the Federal Reserve, (4) customer behavior and (5) Management’s responses. Changes that vary significantly from the assumptions and estimates may have significant effects on the Company’s earnings and EVE.

The Company does not have any direct market risk from foreign exchange or commodity exposures.

INDEX

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Pacific Premier Bancorp, Inc.
Irvine, California

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Pacific Premier Bancorp, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years ending December 31, 2017 and 2016, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ending December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2018 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe Horwath LLP

We have served as the Company's auditor since 2016.

Los Angeles, California
February 28, 2018

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Pacific Premier Bancorp, Inc. and Subsidiaries
Irvine, California

We have audited the accompanying consolidated statement of income, comprehensive income, stockholders’ equity, and cash flows of Pacific Premier Bancorp, Inc. and Subsidiaries (the "Company") for the year ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine, Day & Co., LLP

Laguna Hills, California
March 4, 2016

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Pacific Premier Bancorp, Inc.
Irvine, California

Opinion on Internal Control over Financial Reporting

We have audited Pacific Premier Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years ending December 31, 2017 and 2016, and the related notes (collectively referred to as the "financial statements") and our report dated February 28, 2018, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of Plaza Bancorp, acquired during 2017, which is described in Note 23 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Crowe Horwath LLP

Los Angeles, California
February 28, 2018

INDEX

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)
	At December 31,
ASSETS	2017	2016
Cash and due from banks	$79,284	$14,706
Interest-bearing deposits with financial institutions	120,780	142,151
Cash and cash equivalents	200,064	156,857
Interest-bearing time deposits with financial institutions	3,693	3,944
Investments held-to-maturity, at amortized cost (fair value of $18,082 and $8,461 as of December 31, 2017 and December 31, 2016, respectively)	18,291	8,565
Investment securities available-for-sale, at fair value	787,429	380,963
FHLB, FRB and other stock, at cost	65,881	37,304
Loans held for sale, at lower of cost or fair value	23,426	7,711
Loans held for investment	6,196,468	3,241,613
Allowance for loan losses	(28,936)	(21,296)
Loans held for investment, net	6,167,532	3,220,317
Accrued interest receivable	27,053	13,145
Other real estate owned	326	460
Premises and equipment	53,155	12,014
Deferred income taxes, net	13,265	16,807
Bank owned life insurance	75,976	40,409
Intangible assets	43,014	9,451
Goodwill	493,329	102,490
Other assets	52,067	25,874
Total assets	$8,024,501	$4,036,311
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$2,226,848	$1,185,768
Interest-bearing:
Checking	365,193	182,893
Money market/savings	2,409,007	1,202,361
Retail certificates of deposit	767,651	375,203
Wholesale/brokered certificates of deposit	317,169	199,356
Total interest-bearing	3,859,020	1,959,813
Total deposits	6,085,868	3,145,581
FHLB advances and other borrowings	536,287	327,971
Subordinated debentures	105,123	69,383
Accrued expenses and other liabilities	55,227	33,636
Total liabilities	6,782,505	3,576,571
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 46,245,050 shares at December 31, 2017 and 100,000,000 shares authorized; 27,798,283 shares at December 31, 2016 issued and outstanding	458	274
Additional paid-in capital	1,063,974	345,138
Retained earnings	177,149	117,049
Accumulated other comprehensive income (loss), net of tax (benefit) of $231 at December 31, 2017 and $(1,978) at December 31, 2016	415	(2,721)
Total stockholders' equity	1,241,996	459,740
Total liabilities and stockholders' equity	$8,024,501	$4,036,311

Accompanying notes are an integral part of these consolidated financial statements.

INDEX

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
	For the Years ended December 31,
	2017	2016	2015
INTEREST INCOME
Loans	$251,027	$157,935	$111,097
Investment securities and other interest-earning assets	18,978	8,670	7,259
Total interest income	270,005	166,605	118,356
INTEREST EXPENSE
Deposits	13,371	8,391	6,630
FHLB advances and other borrowings	4,411	1,295	1,490
Subordinated debentures	4,721	3,844	3,937
Total interest expense	22,503	13,530	12,057
Net interest income before provision for loan losses	247,502	153,075	106,299
Provision for loan losses	8,640	8,776	6,425
Net interest income after provision for loan losses	238,862	144,299	99,874
NONINTEREST INCOME
Loan servicing fees	787	1,032	371
Deposit fees	3,809	1,697	1,274
Net gain from sales of loans	12,468	9,539	7,970
Net gain from sales of investment securities	2,737	1,797	290
Other income	11,313	5,537	4,483
Total noninterest income	31,114	19,602	14,388
NONINTEREST EXPENSE
Compensation and benefits	84,138	52,836	37,108
Premises and occupancy	14,742	9,838	7,810
Data processing	8,206	4,261	2,816
Other real estate owned operations, net	72	385	68
FDIC insurance premiums	2,151	1,545	1,376
Legal, audit and professional expense	6,101	3,041	2,514
Marketing expense	4,436	3,981	2,305
Office, telecommunications and postage expense	3,117	2,107	2,005
Loan expense	3,299	2,191	1,268
Deposit expense	6,240	4,904	3,643
Merger-related expense	21,002	4,388	4,799
CDI amortization	6,144	2,039	1,350
Other expense	8,102	7,067	6,476
Total noninterest expense	167,750	98,583	73,538
Net income before income taxes	102,226	65,318	40,724
Income tax	42,126	25,215	15,209
Net income	$60,100	$40,103	$25,515
EARNINGS PER SHARE
Basic	$1.59	$1.49	$1.21
Diluted	$1.56	$1.46	$1.19
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	37,705,556	26,931,634	21,156,668
Diluted	38,511,261	27,439,159	21,488,698

Accompanying notes are an integral part of these consolidated financial statements.

INDEX

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
	For the Years ended December 31,
	2017	2016	2015
Net Income	$60,100	$40,103	$25,515
Other comprehensive income (loss), net of tax:
Unrealized holding gains/(losses) on securities arising during the period, net of income tax (benefit) (1)	4,937	(2,013)	(15)
Reclassification adjustment for net gain on sale of securities included in net income, net of income tax (2)	(1,801)	(1,040)	(171)
Other comprehensive income (loss), net of tax	3,136	(3,053)	(186)
Comprehensive income, net of tax	$63,236	$37,050	$25,329

(1) Income tax (benefit) on unrealized holding gains (losses) on securities was $3.1 million for 2017, $(1.5 million) for 2016, and $(13,000) for 2015.
(2) Income tax on reclassification adjustment for net gain on sale of securities included in net income was $936,000 for 2017, $757,000 for 2016, and $119,000 for 2015.

Accompanying notes are an integral part of these consolidated financial statements.

INDEX

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2014	16,903,884	$169	$147,474	$51,431	$518	$199,592
Net Income	—	—	—	25,515	—	25,515
Other comprehensive income	—	—	—	—	(186)	(186)
Share-based compensation expense	—	—	1,165	—	—	1,165
Issuance of restricted stock, net	60,000	—	—	—	—	—
Issuance of common stock	4,480,645	45	72,207	—	—	72,252
Warrants exercised	125,316	1	688	—	—	689
Repurchase of common stock	(7,165)	—	(116)	—	—	(116)
Exercise of stock options	8,066	—	69	—	—	69
Balance at December 31, 2015	21,570,746	$215	$221,487	$76,946	$332	$298,980
Net Income	—	—	—	40,103	—	40,103
Other comprehensive loss	—	—	—	—	(3,053)	(3,053)
Share-based compensation expense	—	—	2,729	—	—	2,729
Issuance of restricted stock, net	296,236	—	—	—	—	—
Issuance of common stock	5,815,051	58	119,325	—	—	119,383
Goodwill adjustment	—	—	379	—	—	379
Repurchase of common stock	—	—	(126)	—	—	(126)
Exercise of stock options	116,250	1	1,344	—	—	1,345
Balance at December 31, 2016	27,798,283	$274	$345,138	$117,049	$(2,721)	$459,740
Net Income	—	—	—	60,100	—	60,100
Other comprehensive income	—	—	—	—	3,136	3,136
Share-based compensation expense	—	—	5,809	—	—	5,809
Issuance of restricted stock, net	166,397	—	—	—	—	—
Issuance of common stock	17,954,274	181	709,196	—	—	709,377
Goodwill adjustment	—	—	500	—	—	500
Repurchase of common stock	(21,537)	—	(1,258)	—	—	(1,258)
Exercise of stock options	347,633	3	4,589	—	—	4,592
Balance at December 31, 2017	46,245,050	$458	$1,063,974	$177,149	$415	$1,241,996

Accompanying notes are an integral part of these consolidated financial statements.

INDEX

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For the Years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$60,100	$40,103	$25,515
Adjustments to net income:
Depreciation and amortization expense	4,888	2,854	2,432
Provision for loan losses	8,640	8,776	6,425
Share-based compensation expense	5,809	2,729	1,165
Loss on sale and disposal of premises and equipment	234	656	—
(Gain) loss on sale of or write down of other real estate owned	(46)	321	92
Net amortization on securities available-for-sale	7,601	9,157	3,822
Net accretion of discounts/premiums for loans acquired and deferred loan fees/costs	1,627	1,832	(2,967)
Gain on sale of investment securities available-for-sale	(2,737)	(1,797)	(290)
Other-than-temporary impairment recovery on investment securities, net	—	(205)	—
Originations of loans held for sale	(142,104)	(103,883)	(87,900)
Proceeds from the sales of and principal payments from loans held for sale	140,012	115,877	86,604
Gain on sale of loans	(12,468)	(9,539)	(7,970)
Deferred income tax expense (benefit)	16,866	3,887	(1,395)
Change in accrued expenses and other liabilities, net	5,003	(4,428)	6,786
Income from bank owned life insurance, net	(1,842)	(1,164)	(1,147)
Amortization of core deposit intangible	6,144	2,039	1,350
Change in accrued interest receivable and other assets, net	(13,728)	(3,768)	(8,853)
Net cash provided by operating activities	83,999	63,447	23,669
Cash flows from investing activities:
Net increase in interest-bearing time deposits with financial institutions	251	—	(1,972)
Increase in loans, net	(519,407)	(263,075)	(247,000)
Purchase of loans held for investment	(13,582)	(271,159)	(43,440)
Change in other real estate owned from sales	507	380	(216)
Purchase of held-to-maturity securities	—	—	(9,642)
Principal payments on securities available-for-sale	76,057	38,935	33,751
Purchase of securities available-for-sale	(317,441)	(190,140)	(90,127)
Proceeds from sale of securities available-for-sale	268,596	230,945	27,642
Proceeds from the sale of premises and equipment	—	10,049	1,506
Investment in bank owned life insurance	198	—	—
Purchases of premises and equipment	(4,165)	(11,970)	(1,887)
Change in FHLB, FRB, and other stock, at cost	(12,838)	(15,012)	(2,856)
Cash acquired in acquisitions	225,945	40,132	2,961
Net cash used in investing activities	(295,879)	(430,915)	(331,280)
Cash flows from financing activities:
Net increase in deposit accounts	187,883	313,770	228,279
Net change in federal funds purchased	—	—	(1,500)
Net change in short-term borrowings	61,120	181,846	47,682
Proceeds from long-term borrowings	12,012	—	—
Repayment of long-term borrowings	(9,262)	(50,927)	—
Proceeds from exercise of stock options and warrants	4,592	1,345	758
Repurchase of common stock	(1,258)	(126)	(116)
Net cash provided by financing activities	255,087	445,908	275,103
Net increase (decrease) in cash and cash equivalents	43,207	78,440	(32,508)
Cash and cash equivalents, beginning of year	156,857	78,417	110,925
Cash and cash equivalents, end of year	$200,064	$156,857	$78,417
Supplemental cash flow disclosures:
Interest paid	$21,777	$13,564	$12,081
Income taxes paid	18,846	13,139	12,127
NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Transfers from loans to other real estate owned	$121	$197	$450
Assets acquired (liabilities assumed) in acquisitions (See Note 25):
Interest-bearing deposits with financial institutions	—	1,972	—
Investment securities	442,923	190,254	56,121
Loans	2,427,589	456,158	332,893
Core deposit intangible	39,703	4,319	2,903
Deferred income tax	14,959	6,748	4,794
Bank owned life insurance	—	—	11,276
Goodwill	391,070	51,658	27,882
Fixed assets	42,097	4,190	2,134
Other assets	74,379	9,362	2,402
Deposits	(2,752,501)	(636,591)	(336,018)
Other borrowings	(180,186)	—	(33,300)
Other liabilities	(16,395)	(8,843)	(1,796)
Common Stock and additional paid-in capital	(716,421)	(120,174)	(79,777)

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

The principal business of the Company is attracting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in business loans and real estate property loans. At December 31, 2017, the Company had 33 depository branches located in the counties of Orange, Los Angeles, Riverside, San Bernardino, San Diego, San Luis Obispo and Santa Barbara, California as well as Clark County, Nevada. The Company is subject to competition from other financial institutions. The Company is subject to the regulations of certain governmental agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation—The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the ‘‘Corporation’’) and its wholly-owned subsidiary, Pacific Premier Bank (the ‘‘Bank’’) (collectively, the ‘‘Company’’). The Company accounts for its investments in its wholly-owned special purpose entities, PPBI Statutory Trust I, Heritage Oaks Capital Trust II, Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust, under the equity method whereby the subsidiary’s net earnings are recognized in the Company’s Statement of Income and the investment in these entities is included in Other Assets on the Company’s Consolidated Statements of Financial Condition. The Company is organized and operates as a single reporting segment, principally engaged in the commercial banking business. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Financial Statement Presentation—The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). Certain amounts in the financial statements and related footnote disclosures for the prior years have been reclassified to conform to the current presentation with no impact to previously reported net income or stockholders' equity.

Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained.

The following discussion provides a summary of the Company's significant accounting policies:

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, cash balances due from banks and federal funds sold. Interest bearing deposits with financial institutions represent primarily cash held at the Federal Reserve Bank of San Francisco. At December 31, 2017, there were no cash reserves required by the Board of Governors of the Federal Reserve System (“Federal Reserve”) for depository institutions based on the amount of deposits held. The Company maintains amounts due from banks that exceed federally insured limits. The Company has not experienced any losses in such accounts.

Securities—The Company has established written guidelines and objectives for its investing activities. At the time of purchase, management designates the security as either held to maturity, available-for-sale or held for trading based on the Company’s investment objectives, operational needs and intent. The investments are monitored to ensure that those activities are consistent with the established guidelines and objectives.

INDEX

Securities Held-to-Maturity—Investments in debt securities that management has the positive intent and ability to hold to maturity are reported at cost and adjusted for periodic principal payments and the amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method over the period of time to investment's maturity.

Securities Available-for-Sale—Investments in debt securities that management has no immediate plan to sell, but which may be sold in the future, are carried at fair value. Premiums and discounts are amortized using the interest method over the remaining period to the call date for premiums or contractual maturity for discounts and, in the case of mortgage-backed securities the estimated average life, which can fluctuate based on the anticipated prepayments on the underlying collateral of the securities. Unrealized holding gains and losses, net of tax, are recorded in a separate component of stockholders’ equity as accumulated other comprehensive income. Realized gains and losses on the sales of securities are determined on the specific identification method, recorded on a trade date basis based on the amortized cost basis of the specific security and are included in noninterest income as net gain (loss) on investment securities.

Impairment of Investments—Quarterly, the Company evaluates investment securities in an unrealized loss position for OTTI. In determining whether a security's decline in fair value is other-than-temporary, the Company considers a number of factors including: (i) the length of time and the extent to which the fair value of the investment has been less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) the intent and ability of the Company to hold the investment for a period of time sufficient to allow for an anticipated recovery in fair value; (iv) downgrades in credit ratings; and (v) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads. If it is determined that an OTTI exists, and either the Company intends to sell the investment or it is likely the Company will be required to sell the investment before its anticipated recovery, the total amount of the OTTI, which is measured as the amount by which the investment's amortized cost exceeds its fair value, is recognized in current period earnings. If the Company has the intent and ability to hold the investment and it is more likely than not it will be required to sell the investment prior to an anticipated recovery of its amortized cost basis, the Company records in current period earnings the portion of OTTI deemed to be credit related, while the remaining portion of OTTI deemed to be non-credit related is recorded in accumulated other comprehensive income. Credit related losses are determined through a discounted cash flow analysis, which incorporates assumptions concerning the estimated timing and amounts of expected cash flows. Non-credit related OTTI losses result from other factors such as change in interest rates and general market conditions. The presentation of OTTI in the consolidated financial statements is on a gross basis with a reduction in the gross amount for the portion of the loss deemed non-credit related and is recorded in accumulated other comprehensive income.

Federal Home Loan Bank Stock—The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are recorded as a component of interest income.

Federal Reserve Bank Stock—The Bank is a member of the Federal Reserve Bank of San Francisco. FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are recorded as a component of interest income.

Loans Held for Sale—Loans that the Company has the intent to sell prior to maturity have been designated as held for sale at origination and are recorded at lower of cost or fair value. Gains or losses are recognized upon the sale of the loans on a specific identification basis.

Loan Servicing Assets—Servicing assets are related to SBA loans sold and are recognized at the time of sale when servicing is retained with the income statement effect recorded in gains on sales of SBA loans. Servicing assets are initially recorded at fair value based on the present value of the contractually specified servicing fee, net of estimated servicing costs, over the estimated life of the loan, using a discount rate. The Company’s servicing

INDEX

costs approximates the industry average servicing costs of approximately 40 basis points. The servicing assets are subsequently amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. The Company periodically evaluates servicing assets for impairment based upon the fair value of the assets as compared to their carrying amount.

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

Loans Held for Investment—Loans held for investment are loans the Company has the ability and intent to hold until their maturity. The loans are carried at amortized cost, net of discounts and premiums on purchased loans, deferred loan origination fees and costs and ALLL. Net deferred loan origination fees and costs on loans are amortized or accreted using the interest method over the expected life of the loans. Amortization of deferred loan fees and costs are discontinued for loans placed on nonaccrual. Any remaining deferred fees or costs and prepayment fees associated with loans that payoff prior to contractual maturity are included in loan interest income in the period of payoff. Loan commitment fees received to originate or purchase a loan are deferred and, if the commitment is exercised, recognized over the life of the loan using the interest method as an adjustment of yield or, if the commitment expires unexercised, recognized as income upon expiration of the commitment.

Interest on loans is recognized using the interest method and is only accrued if deemed collectible. Loans for which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest is past due 90 days based on contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collection of principal and or interest. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest income generally is not recognized on nonaccrual loans unless the likelihood of further loss is remote. Interest payments received on nonaccrual loans are applied as a reduction to the loan principal balance. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest.

A loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The Company reviews loans for impairment when the loan is classified as substandard or worse, delinquent 90 days, determined by management to be collateral dependent, or when the borrower files bankruptcy or is granted concession which qualifies as a troubled debt restructuring. Measurement of impairment is based on the loan’s expected future cash flows discounted at the loan’s effective interest rate, measured by reference to an observable market value, if one exists, or the fair value of the collateral if the loan is deemed collateral dependent. The Company selects the measurement method on a loan-by-loan basis except those loans deemed collateral dependent. Loans for which impairment has been determined are generally charged-off at such time the loan is classified as a loss.

Allowance for Loan Losses—The Company maintains an ALLL at a level deemed appropriate by management to provide for known or probable incurred losses in the portfolio as of the date of the consolidated statements of financial condition. The Company has an internal asset review system and loss allowance methodology designed to provide for the detection of problem assets and an appropriate level of allowance to cover loan losses. Management’s determination of the adequacy of the ALLL is based on an evaluation of the composition of the portfolio, actual loss experience, industry charge-off experience on income property loans, current economic conditions, and other relevant factors in the area in which the Company’s lending and real estate activities are based. These factors may affect the borrowers’ ability to pay as well as the value of the underlying collateral securing loans. The allowance is calculated by applying loss factors to loans held for investment according to loan

INDEX

type and loan credit classification. The loss factors are based primarily upon the Bank’s historical loss experience and industry charge-off experience and are evaluated on a quarterly basis.

At December 31, 2017, the following portfolio segments have been identified. Segments are groupings of similar loans at a level, which the Company has adopted systematic methods of documentation for determining its allowance for loan losses:

•
Commercial and industrial (including Franchise) - Commercial and industrial loans are secured by business assets including inventory, receivables and machinery and equipment to businesses located generally in our primary market area. Loan types includes revolving lines or credit, term loans, seasonal loans and loans secured by liquid collateral such as cash deposits or marketable securities. HOA credit facilities are included in C&I loans. We also issue letters of credit on behalf of our customers. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company's investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company's investment is dependent upon the borrower's ability to collect amounts due from its customers.

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

•
SBA - We are approved to originate loans under the SBA's Preferred Lenders Program ("PLP"). The PLP lending status affords us a higher level of delegated credit autonomy, translating to a significantly shorter turnaround time from application to funding, which is critical to our marketing efforts. We originate loans nationwide under the SBA's 7(a), SBAExpress, International Trade and 504(a) loan programs, in conformity with SBA underwriting and documentation standards. SBA loans are similar to commercial business loans, but have additional credit enhancement provided by the U.S. Small Business Administration, for up to 85 percent of the loan amount for loans up to $150,000 and 75 percent of the loan amount for loans of more than $150,000. The Company originates SBA loans with the intent to sell the guaranteed portion into the secondary market on a quarterly basis.

•
Agribusiness and farmland - We originate loans to the agricultural community to fund seasonal production and longer term investments in land, buildings, equipment, crops and livestock. Agribusiness loans are for the purpose of financing agricultural production to finance crops and livestock. Farmland loans include all land know to be used or usable for agricultural purposes, such as crop and livestock production and is secured by the land and improvements thereon.

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

•
One-to-four family - Although we do not originate, through our bank acquisitions, we have acquired first lien single family loans, we occasionally purchase such loans to diversify our portfolio. The primary risks of one-to-four family loans include the borrower's inability to pay, material decreases in the value of the

INDEX

real estate that is being held as collateral and significant increases in interest rates, which may make loan unprofitable.

•
Construction and land - We originate loans for the construction of 1-4 family and multi-family residences and CRE properties in our market area. We concentrate our efforts on single homes and small infill projects in established neighborhoods where there is not abundant land available for development. Construction loans are considered to have higher risks due to construction completion and timing risk, and the ultimate repayment being sensitive to interest rate changes, government regulation of real property and the availability of long-term financing. Additionally, economic conditions may impact the Company's ability to recover its investment in construction loans, as adverse economic conditions may negatively impact the real estate market, which could affect the borrower's ability to complete and sell the project. Additionally, the fair value of the underlying collateral may fluctuate as market conditions change. We occasionally originate land loans located predominantly in California for the purpose of facilitating the ultimate construction of a home or commercial building. The primary risks include the borrower's inability to pay and the inability of the Company to recover its investment due to a decline in the fair value of the underlying collateral.

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

Purchased Credit Impaired Loans—As part of business acquisitions, the Bank acquires certain loans that have shown evidence of credit deterioration since origination, referred to as purchased credit impaired loans. These loans are recorded at the fair value, such that no ALLL for PCI is established upon their acquisition. The Company has elected to account for such loans individually. The Company estimates the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of the fair value is recorded as interest income over the remaining life of the loan and is referred to as the accretable yield. The excess of the loan’s contractual principal and interest over expected cash flows is not recorded and is referred to as the non-accretable difference. Over the life of the loan, expected cash flows continue to be estimated. Subsequent decreases in expected future cash flows beyond the expected cash flows as of the acquisition date are accounted for through a charge to the provision for loan losses. If subsequent reforecasts indicate there has been a probable and significant increase in the level of expected future cash flows, the Company first reduces any previously established ALLL for PCI loans and then accounts for the remainder of the increase through interest income as a yield adjustment.

Other Real Estate Owned—Real estate properties acquired through, or in lieu of, loan foreclosure are recorded at fair value, less cost to sell, with any excess loan balance over the fair value of the property charged against the ALLL. The Company obtains an appraisal and/or market valuation on all other real estate owned at the time of possession. After foreclosure, valuations are periodically performed by management. Any subsequent fair

INDEX

value losses are recorded as a charge to current period earnings with a corresponding write-down to the asset. All legal fees and direct costs, including foreclosure and other related costs are expensed as incurred.

Premises and Equipment—Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from forty years for buildings, seven years for furniture, fixtures and equipment, and three years for computer and telecommunication equipment. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related leases.

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

Goodwill and Core Deposit Intangible—Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate the necessity for such impairment tests to be performed. The Company typically performs its annual impairment testing in the fourth quarter. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

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

Subordinated Debentures—Long-term borrowings are carried at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest expense using the interest method. Debt issuance costs are recognized in interest expense using the interest method over the life of the instrument.

Stock-Based Compensation—The Company issues stock-based awards to certain officers and directors of the Company. The related compensation costs are recognized in the income statement based on the grant-date fair value over the grantee's requisite service period (generally the vesting period). A Black-Scholes model is utilized to estimate the fair value of stock options and the market price of the Company's common stock at the date of the grant is used for restricted stock awards.

INDEX

Income Taxes—Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the asset liability method. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are to be recognized for temporary differences that will result in deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized. At December 31, 2016, there was no valuation allowance deemed necessary against the Company’s deferred tax asset. At December 31, 2017, a valuation allowance of $380,000 was recorded against the capital loss carryover deferred tax asset, as the Company does not believe it will generate sufficient capital gain before the capital loss carryover expires.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company recognizes interest and / or penalties related to income tax matters in income tax expense.

Earnings per Share—Earnings per share of common stock is calculated on both a basic and diluted basis based on the weighted average number of common and common equivalent shares outstanding, excluding common shares in treasury. Basic earnings per share excludes dilution and is computed by dividing income available to stockholders by the weighted average number of common shares outstanding for the period. The Company has no outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends that would be considered participating securities for the basic calculation. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then would share in earnings.

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

Accounting Standards Adopted in 2017

In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting. The amendments simplify several aspects of the accounting for share-based payment award transactions, including accounting for excess tax benefits and tax deficiencies, classifying excess tax benefits on the statement of cash flows, accounting for forfeitures, classifying awards that permit share repurchases to satisfy statutory tax-withholding requirements and classifying

INDEX

tax payments on behalf of employees on the statement of cash flows. For public business entities, the amendment is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. As a result of the adoption of ASU 2016-09, the Company began recognizing the tax effects of exercised or vested awards as discrete items in the reporting period in which they occur, resulting in a $2.0 million tax benefit to the Company for the year ended December 31, 2017.

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

Recent Accounting Guidance Not Yet Effective

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, which among other things reduced the maximum federal corporate tax rate from 35% to 21%. This Update addresses concerns about the guidance in current GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. That guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (rather than in income from continuing operations). As a result of the adjustment of deferred taxes being required to be included in income from continuing operations, the tax effects of items within accumulated other comprehensive income (referred to as stranded tax effects for purposes of this Update) do not reflect the appropriate tax rate. This Update allows for an election to reclass between retained earnings and AOCI the impact of the federal income tax rate change. The amendments in this Update are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption of the amendments of this Update is permitted. The Company has analyzed

INDEX

the effects of this Update and has elected to early adopt in the first quarter of 2018. Accordingly, the Company will record a reclass of approximately $81,000 from retained earnings to AOCI in the first quarter of 2018.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. Under the current implementation guidance in Topic 805, there are three elements of a business-inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in this Update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this Update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the Board has developed more stringent criteria for sets without outputs. Lastly, the amendments in this Update narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. The adoption of this standard will not have a material effect on the Company's operating results or financial condition.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The Update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this standard will not have a material effect on the Company's operating results or financial condition.
In August 2016, the FASB issued ASU 2016-15, Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The Update provides guidance on eight specific cash flow classification issues, which include: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or debt with coupon interest rates that are insignificant in relation to the effective interest rate; 3) contingent consideration payments made soon after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investments; 7) beneficial interest in securitization transactions; and 8) separately identifiable cash flows and the application of the predominance principle. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period; however, an entity is required to adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The adoption of this standard will not have a material effect on the Company's operating results or financial condition.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities, the amendment is effective for annual periods beginning after December 15, 2019 and interim period within those annual periods. The Company is currently evaluating the effects of ASU 2016-13 on its financial

INDEX

statements and disclosures. The Company is in the process of compiling key data elements and is in the process of purchasing a software model in an effort to meet the requirements of the new guidance.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Changes made to the current measurement model primarily affect the accounting for equity securities with readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The Update also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. This Update is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard will not have a material effect on the Company's operating results or financial condition. However, the Company will be required to expand its disclosures concerning its valuation techniques.

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

The Company has completed its review of its various revenue streams and has determined that approximately 98% of the Company’s revenue is out of the scope of ASU 2014-09, including all of the Company’s net interest income and a significant portion of non-interest income. For those revenue streams that are within the scope of ASU 2014-09, the Company has reviewed the associated customer contracts and agreements to determine the appropriate accounting for revenues under those contracts. The Company’s review did not identify any significant changes in the timing of revenue recognition under those contracts within the scope of ASU 2014-09. Revenue streams that are within scope primarily relate to service charges and fees associated customer deposit accounts, as well as fees for various other services the Company provides customers. The Company also evaluated the need for changes to internal controls as a result of the implementation of ASU 2014-09 and, as a result, has made some enhancements. The Company plans to adopt the provisions of ASU 2014-09 using the modified retrospective transition method, and believes the impact of the adoption of ASU 2014-09 will be insignificant to the financial statements. However, the Company will be required to expand its disclosures concerning revenue recognition.

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

Final comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III”, became effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions, and fully phased in by January 1, 2019. The most significant of the provisions of the Final Capital Rules, which applied to the Company and the Bank were as follows: the phase-out of trust preferred securities from Tier 1 capital, the higher risk-weighting of high volatility and past due real estate loans and the capital treatment of deferred tax assets and liabilities above certain thresholds. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.00% for 2015 to 2.50% by 2019. The capital conservation buffer for 2017 is 1.25% and for 2016 is 0.625%. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital.

INDEX

As defined in applicable regulations and set forth in the table below, which excludes the capital conservation buffer, at December 31, 2017 and 2016, the Company and the Bank continue to exceed the “well capitalized” standards:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2017
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 Leverage Ratio	$744,233	10.70%	$278,183	4.00%	N/A	N/A
Common Equity Tier 1 to Risk-Weighted Assets	724,205	10.59%	307,778	4.50%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	744,233	10.88%	410,371	6.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	859,442	12.57%	547,161	8.00%	N/A	N/A

Pacific Premier Bank
Tier 1 Leverage Ratio	$812,170	11.68%	$278,152	4.00%	$347,690	5.00%
Common Equity Tier 1 to Risk-Weighted Assets	812,170	11.88%	307,702	4.50%	444,458	6.50%
Tier 1 Capital to Risk-Weighted Assets	812,170	11.88%	410,269	6.00%	547,025	8.00%
Total Capital to Risk-Weighted Assets	843,005	12.33%	547,025	8.00%	683,781	10.00%

At December 31, 2016
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 Leverage Ratio	$366,658	9.78%	$150,027	4.00%	N/A	N/A
Common Equity Tier 1 to Risk-Weighted Assets	356,658	10.12%	158,574	4.50%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	366,658	10.41%	211,432	6.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	448,150	12.72%	281,909	8.00%	N/A	N/A

Pacific Premier Bank
Tier 1 Leverage Ratio	$410,524	10.94%	$150,107	4.00%	$187,634	5.00%
Common Equity Tier 1 to Risk-Weighted Assets	410,524	11.65%	158,536	4.50%	228,997	6.50%
Tier 1 Capital to Risk-Weighted Assets	410,524	11.65%	211,382	6.00%	281,842	8.00%
Total Capital to Risk-Weighted Assets	432,943	12.29%	281,842	8.00%	352,303	10.00%

INDEX

3. Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	December 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale
Agency	$47,051	$236	$(78)	$47,209
Corporate	78,155	1,585	(194)	79,546
Municipal bonds	228,929	3,942	(743)	232,128
Collateralized mortgage obligation: residential	33,984	132	(335)	33,781
Mortgage-backed securities: residential	398,664	266	(4,165)	394,765
Total investment securities available-for-sale	786,783	6,161	(5,515)	787,429
Investment securities held-to-maturity
Mortgage-backed securities: residential	17,153	—	(209)	16,944
Other	1,138	—	—	1,138
Total investment securities held-to-maturity	18,291	—	(209)	18,082
Total investment securities	$805,074	$6,161	$(5,724)	$805,511

	December 31, 2016
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
	(dollars in thousands)
Investment securities available-for-sale
Corporate	$37,475	$372	$(205)	$37,642
Municipal bonds	120,155	338	(1,690)	118,803
Collateralized mortgage obligation: residential	31,536	25	(173)	31,388
Mortgage-backed securities: residential	196,496	69	(3,435)	193,130
Total investment securities available-for-sale	385,662	804	(5,503)	380,963
Investment securities held-to-maturity
Mortgage-backed securities: residential	7,375	—	(104)	7,271
Other	1,190	—	—	1,190
Total investment securities held-to-maturity	8,565	—	(104)	8,461
Total investment securities	$394,227	$804	$(5,607)	$389,424

Unrealized gains and losses on investment securities available-for-sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At December 31, 2017, the Company had accumulated other comprehensive income of $646,000, or $415,000 net of tax, compared to accumulated other comprehensive loss of $4.7 million or $2.7 million net of tax, at December 31, 2016.

At December 31, 2017, mortgage-backed securities with an estimated par value of $55.6 million and a fair value of $57.0 million were pledged as collateral for the Bank’s three inverse putable reverse repurchase agreements which totaled $28.5 million and HOA reverse repurchase agreements which totaled $17.6 million.

At December 31, 2017 and 2016, there were not holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

INDEX

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

The Company realized OTTI recovery of $2,000 as of December 31, 2017, which relates to investment income from previously charged-off investments. As of December 31, 2016, the Company realized OTTI losses net of recoveries of $205,000. A $207,000 OTTI was taken in the first quarter of 2016, related to a CRA investment purchased in June of 2014 with a par value of $50, and a book value of $500,000. In March of 2016, the shareholders of the investment voted to approve a sale of the institution at a per share acquisition price less than the Bank's book value, and the sale closed in July 2016. The Company is currently waiting to receive the proceeds for its outstanding shares. As a result, the Bank's current holdings were written down and the loss recognized. The Company did not realize any OTTI losses in 2015.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

INDEX

	December 31, 2017
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Investment securities available-for-sale
Agency	6	$13,754	$(78)	—	$—	$—	6	$13,754	$(78)
Corporate	4	10,079	(64)	2	6,076	(130)	6	16,155	(194)
Municipal bonds	103	61,313	(268)	30	15,658	(475)	133	76,971	(743)
Collateralized mortgage obligation: residential	5	13,971	(149)	3	8,943	(186)	8	22,914	(335)
Mortgage-backed securities: residential	66	220,951	(1,600)	41	110,062	(2,565)	107	331,013	(4,165)
Total investment securities available-for-sale	184	320,068	(2,159)	76	140,739	(3,356)	260	460,807	(5,515)
Investment securities held-to-maturity
Mortgage-backed securities: residential	2	10,745	(133)	1	6,198	(76)	3	16,943	(209)
Total investment securities held-to-maturity	2	10,745	(133)	1	6,198	(76)	3	16,943	(209)
Total investment securities	186	$330,813	$(2,292)	77	$146,937	$(3,432)	263	$477,750	$(5,724)

	December 31, 2016
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Investment securities available-for-sale
Corporate	3	$7,609	$(205)	—	$—	$—	3	$7,609	$(205)
Municipal bonds	152	85,750	(1,690)	—	—	—	152	85,750	(1,690)
Collateralized mortgage obligation: residential	5	19,092	(173)	—	—	—	5	19,092	(173)
Mortgage-backed securities: residential	55	149,740	(2,916)	4	16,039	(519)	59	165,779	(3,435)
Total available-for-sale	215	262,191	(4,984)	4	16,039	(519)	219	278,230	(5,503)
Investment securities held-to-maturity
Mortgage-backed securities: residential	1	7,271	(104)	—	—	—	1	7,271	(104)
Total held-to-maturity	1	7,271	(104)	—	—	—	1	7,271	(104)
Total securities	216	$269,462	$(5,088)	4	$16,039	$(519)	220	$285,501	$(5,607)

INDEX

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2017, by contractual maturity are shown in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Investment securities available-for-sale
Agency	$—	$—	$—	$—	$15,156	$15,164	$31,895	$32,045	$47,051	$47,209
Corporate	—	—	—	—	78,155	79,546	—	—	78,155	79,546
Municipal bonds	4,124	4,121	32,390	32,424	72,845	73,312	119,570	122,271	228,929	232,128
Collateralized mortgage obligation: residential	—	—	—	—	1,069	1,071	32,915	32,710	33,984	33,781
Mortgage-backed securities: residential	2,591	2,583	2,647	2,611	65,541	65,014	327,885	324,557	398,664	394,765
Total investment securities available-for-sale	6,715	6,704	35,037	35,035	232,766	234,107	512,265	511,583	786,783	787,429
Investment securities held-to-maturity
Mortgage-backed securities: residential	—	—	—	—	—	—	17,153	16,944	17,153	16,944
Other	—	—	—	—	—	—	1,138	1,138	1,138	1,138
Total investment securities held-to-maturity	—	—	—	—	—	—	18,291	18,082	18,291	18,082
Total investment securities	$6,715	$6,704	$35,037	$35,035	$232,766	$234,107	$530,556	$529,665	$805,074	$805,511

During the years ended December 31, 2017, 2016 and 2015, the Company recognized gross gains on sales of available-for-sale securities in the amount of $3.1 million, $1.8 million and $317,000, respectively. During the years ended December 31, 2017, 2016 and 2015, the Company recognized gross losses on sales of available-for-sale securities in the amount of $386,000, $9,000 and $27,000, respectively. The Company had net proceeds from the sale or maturity/call of available-for-sale securities of $269 million, $231 million and $28 million during the years ended December 31, 2017, 2016 and 2015, respectively.

FHLB, FRB and other stock

At December 31, 2017, the Company had $17.3 million in FHLB stock, $25.3 million in FRB stock, and $23.3 million in other stock, all carried at cost. During the years ended December 31, 2017 and 2015, FHLB had repurchased $10.3 million and $16.4 million, respectively, of the Company’s excess FHLB stock through their stock repurchase program. During the year ended December 31, 2016, FHLB did not repurchase any of the Company’s excess FHLB stock through their stock repurchase program. The Company evaluates its investments in FHLB and other stock for impairment periodically, including their capital adequacy and overall financial condition. No impairment losses have been recorded through December 31, 2017.

INDEX

4. Loans

The following table presents the composition of the loan portfolio as of the dates indicated:

	For the Years Ended December 31,
	2017	2016
	(dollars in thousands)
Business Loans
Commercial and industrial	$1,086,659	$563,169
Franchise	660,414	459,421
Commercial owner occupied	1,289,213	454,918
SBA	185,514	88,994
Agribusiness	116,066	—
Total business loans	3,337,866	1,566,502
Real Estate Loans
Commercial non-owner occupied	1,243,115	586,975
Multi-family	794,384	690,955
One-to-four family	270,894	100,451
Construction	282,811	269,159
Farmland	145,393	—
Land	31,233	19,829
Total real estate loans	2,767,830	1,667,369
Consumer Loans
Consumer loans	92,931	4,112
Gross loans held for investment	6,198,627	3,237,983
Plus: Deferred loan origination costs/(fees) and premiums/(discounts), net	(2,159)	3,630
Loans held for investment	6,196,468	3,241,613
Allowance for loan losses	(28,936)	(21,296)
Loans held for investment, net	$6,167,532	$3,220,317

Loans held for sale, at lower of cost or fair value	$23,426	$7,711

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

INDEX

Loans Serviced for Others

The Company generally retains the servicing rights of the guaranteed portion of SBA loans sold, for which the Company records a servicing asset at fair value within other assets. At December 31, 2017 and 2016, the servicing asset total $8.8 million and $5.3 million, respectively and was included in other assets. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. At December 31, 2017, and 2016, the Company determined that no valuation allowance was necessary.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans and participations serviced for others were $635 million at December 31, 2017 and $303 million at December 31, 2016.

Purchased Credit Impaired Loans

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at December 31, 2017, and 2016 was as follows:

	For the Years Ended December 31,
	2017	2016
	(dollars in thousands)
Business Loans
Commercial and industrial	$3,310	$2,586
Commercial owner occupied	1,262	491
SBA	1,802	—
Total business loans	6,374	3,077
Real Estate Loans
Commercial non-owner occupied	1,650	1,088
One-to-four family	255	1
Construction	517	—
Land	83	—
Total real estate loans	2,505	1,089
Consumer Loans
Consumer loans	10	393
Total purchase credit impaired	$8,889	$4,559

The following table summarizes the accretable yield on the purchased credit impaired for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Balance at the beginning of period	$3,747	$2,726	$1,403
Additions	3,102	788	602
Accretion	(2,037)	(1,354)	(385)
Payoffs	(2,125)	165	(249)
Reclassification from nonaccretable difference	332	1,422	1,355
Balance at the end of period	$3,019	$3,747	$2,726

INDEX

Impaired Loans

The following tables provide a summary of the Company’s investment in impaired loans as of and for the periods indicated:

			Impaired Loans
	Recorded Investment	Unpaid Principal Balance	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
December 31, 2017
Business Loans
Commercial and industrial	$1,160	$1,585	$—	$1,160	$—	$441	$—
Commercial owner occupied	97	98	97	—	55	153	—
SBA	1,201	4,329	—	1,201	—	434	—
Real Estate Loans
Commercial non-owner occupied	—	—	—	—	—	86	—
One-to-four family	817	849	—	817	—	166	—
Construction	—	—	—	—	—	1,017	—
Land	9	35	—	9	—	12	—
Totals	$3,284	$6,896	$97	$3,187	$55	$2,309	$—
December 31, 2016
Business Loans
Commercial and industrial	$250	$1,990	$250	$—	$250	$864	$76
Franchise	—	—	—	—	—	1,016	68
Commercial owner occupied	436	847	—	436	—	505	37
SBA	316	3,865	—	316	—	331	23
Real Estate Loans
Commercial non-owner occupied	—	—	—	—	—	1,072	93
One-to-four family	124	291	—	124	—	226	18
Land	15	36	—	15	—	18	2
Totals	$1,141	$7,029	$250	$891	$250	$4,032	$317
December 31, 2015
Business Loans
Commercial and industrial	$313	$578	$—	$313	$—	$90	$29
Franchise	1,630	2,394	1,461	169	731	1,386	3
Commercial owner occupied	536	883	—	536	—	415	67
Real Estate Loans
Commercial non-owner occupied	214	329	—	214	—	430	19
One-to-four family	70	98	—	70	—	204	5
Land	21	37	—	21	—	13	—
Totals	$2,784	$4,319	$1,461	$1,323	$731	$2,538	$123

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

We sometimes modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments and, in limited cases, concessions to the outstanding loan balances. These loans are classified as troubled debt restructurings (“TDRs”) and considered impaired loans. TDRs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition or cash flows. A workout plan between us and the borrower is designed to provide a bridge for borrower cash flow shortfalls in the near term. A TDR loan may be returned to accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a time frame of at least six months and the ultimate collectability of the total contractual restructured principal and interest in no longer in doubt. At December 31, 2017, the Company had a recorded investment in a TDR of $97,000. The modification of the terms of this relationship included the restructuring of two loans related to one borrower into one loan and an extension of the maturity to three years. There were no TDRs at December 31, 2016.

When loans are placed on nonaccrual status, all accrued interest is reversed from current period earnings. Payments received on nonaccrual loans are generally applied as a reduction to the loan principal balance. If the likelihood of further loss is remote, the Company will recognize interest on a cash basis only. Loans may be returned to accruing status if the Company believes that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on nonaccrual.

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest. The Company had impaired loans on nonaccrual status of $3.3 million, $1.1 million and $4.0 million at December 31, 2017, 2016 and 2015, respectively. If such loans had been performing in accordance with their original terms, the Company would have recorded additional loan interest income of $155,000 in 2017, $360,000 in 2016, and $279,000 in 2015. The Company did not record income from the receipt of cash payments related to nonaccruing loans during the years ended December 31, 2017, 2016 and 2015. The Company had $1.8 million loans 90 days or more past due and still accruing at December 31, 2017, majority of which were PCI loans. Income recognition for PCI loans is accounted for in accordance with ASC Subtopic 310-30 Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. There were no loans 90 days or more past due and still accruing at December 31, 2016.

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

The Company maintains a comprehensive credit policy, which sets forth minimum and maximum tolerances for key elements of loan risk. The policy identifies and sets forth specific guidelines for analyzing each

INDEX

of the loan products the Company offers from both an individual and portfolio wide basis. The credit policy is reviewed annually by the Bank Board. The Bank's seasoned underwriters and portfolio managers ensure all key risk factors are analyzed with most loan underwriting including a comprehensive global cash flow analysis.

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

Risk grades are based on a six-grade Pass scale; along with Special Mention, Substandard, Doubtful and Loss classifications, as such classifications are defined by the federal banking regulatory agencies. The assignment of risk grades allows the Company to, among other things, identify the risk associated with each credit in the portfolio, and to provide a basis for estimating probable incurred losses inherent in the portfolio. Risk grades are reviewed regularly by the Company’s Credit and Portfolio Review committee, and are reviewed annually by an independent third-party, as well as by regulatory agencies during scheduled examinations.

The following provides brief definitions for risk grades assigned to loans in the portfolio:

•	Pass classifications represent assets with a level of credit quality, which contain no well-defined deficiency or weakness.

•
Special Mention assets do not currently expose the Bank to a sufficient risk to warrant classification in one of the adverse categories, but possess correctable deficiencies or potential weaknesses deserving management’s close attention.

•
Substandard assets are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. These assets are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. OREO acquired from foreclosure are also classified as substandard.

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

INDEX

The following tables stratify the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of the periods indicated:

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
December 31, 2017	(dollars in thousands)
Business Loans
Commercial and industrial	$1,063,452	$8,163	$15,044	$—	$1,086,659
Franchise	660,415	—	—	—	660,415
Commercial owner occupied	1,273,380	654	21,180	—	1,295,214
SBA	199,468	1	3,469	—	202,938
Agribusiness	108,143	4,079	3,844	—	116,066
Real Estate Loans
Commercial non-owner occupied	1,242,045	—	1,070	—	1,243,115
Multi-family	794,156	—	228	—	794,384
One-to-four family	268,776	154	1,964	—	270,894
Construction	282,294	517	—	—	282,811
Farmland	144,234	44	1,115	—	145,393
Land	30,979	—	254	—	31,233
Consumer Loans
Consumer loans	92,794	—	137	—	92,931
Totals	$6,160,136	$13,612	$48,305	$—	$6,222,053

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
December 31, 2016	(dollars in thousands)
Business Loans
Commercial and industrial	$550,919	$8,216	$3,784	$250	$563,169
Franchise	459,421	—	—	—	459,421
Commercial owner occupied	450,416	281	4,221	—	454,918
SBA	96,190	53	462	—	96,705
Real Estate Loans
Commercial non-owner occupied	585,093	810	1,072	—	586,975
Multi-family	681,942	6,610	2,403	—	690,955
One-to-four family	100,010	—	441	—	100,451
Construction	269,159	—	—	—	269,159
Land	19,814	—	15	—	19,829
Consumer Loans
Consumer loans	3,719	—	393	—	4,112
Totals	$3,216,683	$15,970	$12,791	$250	$3,245,694

INDEX

		Days Past Due
	Current	30-59	60-89	90+	Total Gross Loans	Non-accruing
December 31, 2017	(dollars in thousands)
Business Loans
Commercial and industrial	$1,085,770	$84	$570	$235	$1,086,659	$1,160
Franchise	660,415	—	—	—	660,415	—
Commercial owner occupied	1,291,254	3,474	486	—	1,295,214	97
SBA	200,821	177	—	1,940	202,938	1,201
Agribusiness	116,066	—	—	—	116,066	—
Real Estate Loans
Commercial non-owner occupied	1,243,115	—	—	—	1,243,115	—
Multi-family	792,603	1,781	—	—	794,384	—
One-to-four family	269,725	354	—	815	270,894	817
Construction	282,811	—	—	—	282,811	—
Farmland	145,393	—	—	—	145,393	—
Land	31,141	83	—	9	31,233	9
Consumer Loans
Consumer loans	92,880	11	—	40	92,931	—
Totals	$6,211,994	$5,964	$1,056	$3,039	$6,222,053	$3,284

		Days Past Due
	Current	30-59	60-89	90+	Total Gross Loans	Non-accruing
December 31, 2016	(dollars in thousands)
Business Loans
Commercial and industrial	$562,805	$104	$—	$260	$563,169	$250
Franchise	459,421	—	—	—	459,421	—
Commercial owner occupied	454,918	—	—	—	454,918	436
SBA	96,389	—	—	316	96,705	316
Real Estate Loans
Commercial non-owner occupied	586,975	—	—	—	586,975	—
Multi-family	690,955	—	—	—	690,955	—
One-to-four family	100,314	18	71	48	100,451	124
Construction	269,159	—	—	—	269,159	—
Land	19,814	—	—	15	19,829	15
Consumer Loans
Consumer loans	4,112	—	—	—	4,112	—
Totals	$3,244,862	$122	$71	$639	$3,245,694	$1,141

5.  Allowance for Loan Losses
The Company’s ALLL covers estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated probable incurred losses inherent in the remainder of the loan portfolio. The ALLL is prepared using the information provided by the Company’s credit review process together with data from peer institutions and economic information gathered from published sources.
The loan portfolio is segmented into groups of loans with similar risk characteristics. Each segment possesses varying degrees of risk based on, among other things, the type of loan, the type of collateral, and the sensitivity of the borrower or industry to changes in external factors such as economic conditions. An estimated loss

INDEX

rate calculated using the Company’s actual historical loss rates adjusted for current portfolio trends, economic conditions, and other relevant internal and external factors, is applied to each group’s aggregate loan balances.

The Company's base ALLL factors are determined by management using the Bank's annualized actual trailing charge-off data over a full credit cycle with the loss emergence period extending on average from 1 to 1.4 years. Adjustments to those base factors are made for relevant internal and external factors. Those factors may include:

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

For loans risk graded as watch or worse, progressively higher potential loss factors are applied based on migration analysis of risk grading and net charge-offs.

INDEX

The following tables summarize the allocation of the allowance as well as the activity in the allowance attributed to various segments in the loan portfolio as of and for the periods indicated:

	Commercial and Industrial	Franchise	Commercial Owner Occupied	SBA	Agribusiness	Warehouse Facilities	Commercial Non-owner Occupied	Multi-family	One-to-four Family	Construction	Farmland	Land	Consumer Loans	Total
	(dollars in thousands)
Balance, December 31, 2016	$6,362	$3,845	$1,193	$1,039	$—	$—	$1,715	$2,927	$365	$3,632	$—	$198	$20	$21,296
Charge-offs	(1,344)	—	—	(8)	—	—	—	—	(10)	—	—	—	—	(1,362)
Recoveries	94	—	105	127	—	—	—	—	35	—	—	—	1	362
Provisions for (reduction in) loan losses	4,609	1,952	(531)	1,732	1,291	—	(449)	(2,320)	413	937	137	795	74	8,640
Balance, December 31, 2017	$9,721	$5,797	$767	$2,890	$1,291	$—	$1,266	$607	$803	$4,569	$137	$993	$95	$28,936
Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$—	$55	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$55
General portfolio allocation	9,721	5,797	712	2,890	1,291	—	1,266	607	803	4,569	137	993	95	28,881
Loans individually evaluated for impairment	1,160	—	97	1,201	—	—	—	—	817	—	—	9	—	3,284
Specific reserves to total loans individually evaluated for impairment	—%	—%	56.70%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	1.67%
Loans collectively evaluated for impairment	$1,085,499	$660,414	$1,289,116	$184,313	$116,066	$—	$1,243,115	$794,384	$270,077	$282,811	$145,393	$31,224	$92,931	$6,195,343
General reserves to total loans collectively evaluated for impairment	0.90%	0.88%	0.06%	1.57%	1.11%	—%	0.10%	0.08%	0.30%	1.62%	0.09%	3.18%	0.10%	0.47%
Total gross loans	$1,086,659	$660,414	$1,289,213	$185,514	$116,066	$—	$1,243,115	$794,384	$270,894	$282,811	$145,393	$31,233	$92,931	$6,198,627
Total allowance to gross loans	0.89%	0.88%	0.06%	1.56%	1.11%	—%	0.10%	0.08%	0.30%	1.62%	0.09%	3.18%	0.10%	0.47%

INDEX

	Commercial and Industrial	Franchise	Commercial Owner Occupied	SBA	Agribusiness	Warehouse Facilities	Commercial Non-owner Occupied	Multi-family	One-to-four Family	Construction	Farmland	Land	Consumer Loans	Total
	(dollars in thousands)
Balance, December 31, 2015	$3,449	$3,124	$1,870	$1,500	$—	$759	$2,048	$1,583	$698	$2,030	$—	$233	$23	$17,317
Charge-offs	(2,802)	(980)	(329)	(980)	—	—	—	—	(151)	—	—	—	—	(5,242)
Recoveries	177	—	25	193	—	—	21	—	25	—	—	—	4	445
Provisions for (reduction in) loan losses	5,538	1,701	(373)	326	—	(759)	(354)	1,344	(207)	1,602	—	(35)	(7)	8,776
Balance, December 31, 2016	$6,362	$3,845	$1,193	$1,039	$—	$—	$1,715	$2,927	$365	$3,632	$—	$198	$20	$21,296
Amount of allowance attributed to:
Specifically evaluated impaired loans	$250	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$250
General portfolio allocation	6,112	3,845	1,193	1,039	—	—	1,715	2,927	365	3,632	—	198	20	21,046
Loans individually evaluated for impairment	250	—	436	316	—	—	—	—	124	—	—	15	—	1,141
Specific reserves to total loans individually evaluated for impairment	100.00%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	21.91%
Loans collectively evaluated for impairment	$562,919	$459,421	$454,482	$88,678	$—	$—	$586,975	$690,955	$100,327	$269,159	$—	$19,814	$4,112	$3,236,842
General reserves to total loans collectively evaluated for impairment	1.09%	0.84%	0.26%	1.17%	—%	—%	0.29%	0.42%	0.36%	1.35%	—%	1.00%	0.49%	0.65%
Total gross loans	$563,169	$459,421	$454,918	$88,994	$—	$—	$586,975	$690,955	$100,451	$269,159	$—	$19,829	$4,112	$3,237,983
Total allowance to gross loans	1.13%	0.84%	0.26%	1.17%	—%	—%	0.29%	0.42%	0.36%	1.35%	—%	1.00%	0.49%	0.66%

INDEX

	Commercial and Industrial	Franchise	Commercial Owner Occupied	SBA	Agribusiness	Warehouse Facilities	Commercial Non-owner Occupied	Multi-family	One-to-four Family	Construction	Farmland	Land	Consumer Loans	Total
	(dollars in thousands)
Balance, December 31, 2014	$2,646	$1,554	$1,757	$568	$—	$546	$2,007	$1,060	$842	$1,088	$—	$108	$24	$12,200
Charge-offs	(484)	(764)	—	—	—	—	(116)	—	(16)	—	—	—	—	(1,380)
Recoveries	47	—	—	8	—	—	3	—	13	—	—	—	1	72
Provisions for (reduction in) loan losses	1,240	2,334	113	924	—	213	154	523	(141)	942	—	125	(2)	6,425
Balance, December 31, 2015	$3,449	$3,124	$1,870	$1,500	$—	$759	$2,048	$1,583	$698	$2,030	$—	$233	$23	$17,317
Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$731	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$731
General portfolio allocation	3,449	2,393	1,870	1,500	—	759	2,048	1,583	698	2,030	—	233	23	16,586
Loans individually evaluated for impairment	313	1,630	536	—	—	—	214	—	70	—	—	21	—	2,784
Specific reserves to total loans individually evaluated for impairment	—%	44.85%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	26.26%
Loans collectively evaluated for impairment	$309,428	$327,295	$294,190	$62,256	$—	$143,200	$421,369	$429,003	$79,980	$169,748	$—	$18,319	$5,111	$2,259,899
General reserves to total loans collectively evaluated for impairment	1.11%	0.73%	0.64%	2.41%	—%	0.53%	0.49%	0.37%	0.87%	1.20%	—%	1.27%	0.45%	0.73%
Total gross loans	$309,741	$328,925	$294,726	$53,691	$—	$143,200	$421,583	$429,003	$80,050	$169,748	$—	$18,340	$5,111	$2,254,118
Total allowance to gross loans	1.11%	0.95%	0.63%	2.79%	—%	0.53%	0.49%	0.37%	0.87%	1.20%	—%	1.27%	0.45%	0.77%

INDEX

6. Other Real Estate Owned

Other real estate owned was $326,000 at December 31, 2017, $460,000 at December 31, 2016 and $1.2 million at December 31, 2015. The following summarizes the activity in the other real estate owned for the years ended December 31:

	2017	2016	2015
	(dollars in thousands)
Balance, beginning of year	$460	$1,161	$1,037
Additions / foreclosures	326	197	450
Sales	(507)	(577)	(233)
Gain (loss) on sale	47	18	(52)
Write downs	—	(339)	(41)
Balance, end of year	$326	$460	$1,161

The Company had $73,000 in consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of December 31, 2017, compared to $41,000 as of December 31, 2016.

INDEX

7. Premises and Equipment

The Company's premises and equipment consisted of the following at December 31:

	2017	2016
	(dollars in thousands)
Land	$16,920	$200
Premises	19,868	1,707
Leasehold improvements	14,025	8,982
Furniture, fixtures and equipment	20,480	14,565
Automobiles	187	187
Subtotal	71,480	25,641
Less: accumulated depreciation	18,325	13,627
Total	$53,155	$12,014

Depreciation expense for premises and equipment was $4.9 million for 2017, $2.9 million for 2016 and $2.4 million for 2015.

INDEX

8. Goodwill and Core Deposit Intangibles

At December 31, 2017, the Company had goodwill of $493 million. Additions to goodwill of $391 million included $122 million from the PLZZ acquisition and $269 million from the HEOP acquisition. The following table presents changes in the carrying value of goodwill for the periods indicated:

	2017	2016
	(dollars in thousands)
Balance, beginning of year	$102,490	$50,832
Goodwill acquired during the year	390,839	51,658
Impairment losses	—	—
Balance, end of year	$493,329	$102,490
Accumulated impairment losses at end of year	—	—

The Company’s goodwill was evaluated for impairment during the fourth quarter of 2017, with no impairment loss recognition considered necessary.

At December 31, 2017, the Company had $43.0 million of CDI. Additions to CDI of $39.7 million included $11.6 million from the PLZZ acquisition and $28.1 million from the HEOP acquisition. The Company's change in the gross amount of core deposit intangibles and the related accumulated amortization consisted of the following at December 31:

	2017	2016	2015
	(dollars in thousands)
Gross amount of CDI:
Balance, beginning of year	$15,102	$10,782	$7,876
Additions due to acquisitions	39,707	4,320	2,906
Balance, end of year	54,809	15,102	10,782
Accumulated amortization:
Balance, beginning of year	(5,651)	(3,612)	(2,262)
Amortization	(6,144)	(2,039)	(1,350)
Balance, end of year	(11,795)	(5,651)	(3,612)
Net CDI, end of year	$43,014	$9,451	$7,170

The estimated aggregate amortization expense related to our core deposit intangible assets for each of the next five years is $8.4 million, $7.3 million, $6.5 million, $5.4 million, and $4.5 million. The Company’s core deposit intangibles is evaluated for impairment if events and circumstances indicate possible impairment. Factors that may attribute to impairment include customer attrition and run-off. Management is unaware of any events and/or circumstances that would indicate a possible impairment to the core deposit intangibles.

9. Bank Owned Life Insurance

At December 31, 2017 and 2016, the Company had $76.0 million and $40.4 million, respectively of BOLI. The Company recorded noninterest income associated with the BOLI policies of $2.3 million, $1.4 million and $1.3 million for the years ending December 31, 2017, 2016 and 2015, respectively.

BOLI involves the purchasing of life insurance by the Company on a selected group of employees where the Company is the owner and beneficiary of the policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash surrender value of these policies, as well as a portion of the insurance proceeds received, are

INDEX

recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties.

10. Qualified Affordable Housing Project Investments

The Company's investment in Qualified Affordable Housing Funds that generate Low Income Housing Tax Credits at December 31, 2017 and 2016 was $11.6 million and $7.0 million, respectively, recorded in other assets. Total unfunded commitments related to the investments in qualified affordable housing funds totaled $1.3 million and $749 thousand at December 31, 2017 and 2016, respectively. The Company has invested in three separate LIHTC funds, which provide the Company with CRA credit. Additionally, the investment in LIHTC funds provide the Company with tax credits and with operating loss tax benefits over an approximately 10 year period. None of the original investment will be repaid. The investments in the WNC Institutional Tax Credit funds are being accounted for using the cost method, under which the Company amortizes as non-interest expense the initial cost of the investment equally over the expected time period in which tax credits and other tax benefits will be received. The investment in the Sycamore Court fund qualifies for and is being accounted for using the proportional amortization method, which allows for the amortization of the investment to be in proportion to the total of the tax credits and other tax benefits that are allocated to the investor. The tax credits and operating loss tax benefits are recognized in the income statement as a component of income tax expense (benefit) for all LIHTC funds.

The following table presents the Company's original investment in the LIHTC funds, the current recorded investment balance, and the unfunded liability balance of each investment at December 31, 2017 and 2016. In addition, the table reflects the tax credits and tax benefits recorded by the Company during 2017 and 2016, the amortization of the investment and the net impact to the Company's income tax provision for 2017 and 2016.

Qualified Affordable Housing Funds at December 31, 2017	Original Investment Value	Current Recorded Investment	Unfunded Liability Obligation	Tax Credits and Tax Deductions (1)	Amortization of Investments (2)	Net Income Tax Benefit

WNC Institutional Tax Credit Fund X, CA Series 11 L.P.	$5,000	$2,750	$85	$455	$500	$(663)
WNC Institutional Tax Credit Fund X, CA Series 12, L.P.	5,000	3,250	288	482	500	(690)
Sycamore Court	6,181	5,582	927	1,577	599	(782)
Total - Investments in Qualified Affordable Housing Projects	$16,181	$11,582	$1,300	$2,514	$1,599	$(2,135)

Qualified Affordable Housing Funds at December 31, 2016	Original Investment Value	Current Recorded Investment	Unfunded Liability Obligation	Tax Credits and Tax Deductions (1)	Amortization of Investments (2)	Net Income Tax Benefit

WNC Institutional Tax Credit Fund X, CA Series 11 L.P.	$5,000	$3,250	$223	$488	$542	$(596)
WNC Institutional Tax Credit Fund X, CA Series 12, L.P.	5,000	3,750	526	473	782	(637)
Total - Investments in Qualified Affordable Housing Projects	$10,000	$7,000	$749	$961	$1,324	$(1,233)
(1) The amounts reflected in this column represent both the tax credits, as well as the tax benefits generated by the Qualified Affordable Housing Projects operating loss for the year, which are included in the calculation of income tax expense.
(2) This amount represents the amortization of the investment cost of the LIHTC.

INDEX

11. Deposit Accounts

Deposit accounts and weighted average interest rates consisted of the following at December 31:

	2017	Weighted Average Interest Rate	2016	Weighted Average Interest Rate
	(dollars in thousands)
Transaction accounts
Noninterest-bearing checking	$2,226,848	—%	$1,185,768	—%
Interest-bearing checking	365,193	0.13%	182,893	0.11%
Money market	2,181,571	0.48%	1,100,787	0.34%
Savings	227,436	0.13%	101,574	0.14%
Total transaction accounts	5,001,048	0.21%	2,571,022	0.16%
Certificates of deposit accounts
Less than 100,000	192,409	0.85%	121,148	0.74%
$100,000 through $250,000	369,748	1.01%	153,103	0.82%
Greater than $250,000	522,663	1.26%	300,308	0.74%
Total certificates of deposit accounts	1,084,820	1.10%	574,559	0.76%
Total deposits	$6,085,868	0.33%	$3,145,581	0.27%

The aggregate annual maturities of certificates of deposit accounts at December 31, 2017 are as follows:

	2017
	Balance	Weighted Average Interest Rate
	(dollars in thousands)
Within 3 months	$318,794	0.93%
4 to 6 months	250,026	1.07%
7 to 12 months	279,192	1.18%
13 to 24 months	175,005	1.24%
25 to 36 months	29,270	1.33%
37 to 60 months	22,936	1.44%
Over 60 months	9,597	1.13%
Total	$1,084,820	1.10%

Interest expense on deposit accounts for the years ended December 31 is summarized as follows:

	2017	2016	2015
	(dollars in thousands)
Checking accounts	$365	$200	$165
Money market accounts	6,720	3,641	2,426
Savings	251	151	141
Certificates of deposit accounts	6,035	4,399	3,898
Total	$13,371	$8,391	$6,630

Accrued interest on deposits, which is included in accrued expenses and other liabilities, was $526,000 at December 31, 2017 and $178,000 at December 31, 2016.

INDEX

12. Federal Home Loan Bank Advances and Other Borrowings

As of December 31, 2017, the Company has a line of credit with the FHLB that provides for advances totaling up to 45% of the Company’s assets, equating to a credit line of $2.9 billion, of which $677 million was available for borrowing. The available for borrowing was based on collateral pledged by real estate loans with an aggregate balance of $1.4 billion and FHLB stock of $17.3 million.

At December 31, 2017, the Company had $310 million in overnight FHLB advances and $180 million term advances, compared to $278 million in overnight FHLB advances and no term advances at December 31, 2016. The term advance have maturity dates ranging from January 2018 to June of 2022 and rates ranging from 0.90% to 2.73%.

The following table summarizes activities in advances from the FHLB for the periods indicated:

	Year Ended December 31,
	2017	2016
	(dollars in thousands)
Average balance outstanding	$290,839	$58,814
Maximum amount outstanding at any month-end during the year	490,148	278,000
Balance outstanding at end of year	490,148	278,000
Weighted average interest rate during the year	1.19%	0.59%

Bank related credit facilities have been established with Citigroup, Barclays Bank and Union Bank. The outstanding credit facilities are secured by pledged investment securities. At December 31, 2017 and 2016, the Company had borrowings of $18.5 million with Citigroup that mature in September of 2018, $10.0 million with Barclays Bank that mature in February of 2018, which the Company does not intend on renewing, and an unused reverse repurchase facility with Union Bank of $50 million. The outstanding borrowings are secured by MBS with an estimated fair value of $27.3 million.

The Company sells certain securities under agreements to repurchase. The agreements are treated as overnight borrowings with the obligations to repurchase securities sold reflected as a liability. The dollar amount of investment securities underlying the agreements remain in the asset accounts. The Company enters into these debt agreements as a service to certain HOA depositors to add protection for deposit amounts above FDIC insurance levels. At December 31, 2017, the Company sold securities under agreement to repurchase of $17.6 million with weighted average rate of 0.01% and collateralized by investment securities with fair value of approximately $29.7 million.

At December 31, 2017, the Bank had unsecured lines of credit with eight correspondent banks for a total amount of $168 million and access through the Federal Reserve discount window to borrow $3.3 million. At December 31, 2017 and December 31, 2016, the Company had no outstanding balances against these lines.

In addition, the Corporation acquired a line of credit with Wells Fargo Bank in June of 2017, with availability of $15 million. The line was added to provide an additional source of liquidity at the Corporation level and has no outstanding balance at December 31, 2017 and matures in June 2018.

INDEX

The following table summarizes activities in other borrowings for the periods indicated:

	Year Ended December 31,
	2017	2016
	(dollars in thousands)
Average balance outstanding	$50,866	$48,732
Maximum amount outstanding at any month-end during the year	52,996	53,586
Balance outstanding at end of year	46,139	49,971
Weighted average interest rate during the year	1.86%	1.94%

13. Subordinated Debentures

In August 2014, the Corporation issued $60 million in aggregate principal amount of 5.75% Subordinated Notes Due 2024 (the “Notes”) in a private placement transaction to institutional accredited investors (the “Private Placement”). The Corporation contributed $50 million of net proceeds from the Private Placement to the Bank to support general corporate purposes. The Notes bear interest at an annual fixed rate of 5.75%, with the first interest payment on the Notes occurring on March 3, 2015, and interest will be paid semiannually each March 3 and September 3 through September 2024. The Notes can only be redeemed, partially or in whole, prior to the maturity date if the notes do not constitute Tier 2 Capital (for purposes of capital adequacy guidelines of the Board of Governors of the Federal Reserve). As of December 31, 2017, the Notes qualify as Tier 2 Capital. Principal and interest are due upon early redemption.

In connection with the Private Placement, the Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade ratings of BBB+ and BBB for the Corporation's senior secured debt and subordinated debt, respectively, and a senior deposit rating of A- for the Bank. The Company's and Bank's ratings were re-affirmed in October of 2017 by KBRA.

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware. The Debt Securities are subordinated to effectively all borrowings of the Corporation and are due and payable on April 6, 2034. Interest is payable quarterly on the Debt Securities at 3-month LIBOR plus 2.75% for a rate of 4.11% at December 31, 2017 and 3.63% at December 31, 2016. The Debt Securities may be redeemed, in part or whole, on or after April 7, 2009 at the option of the Corporation, at par. The Debt Securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance. The Corporation also purchased a 3% minority interest totaling $310,000 in PPBI Trust I. The balance of the equity of PPBI Trust I is comprised of mandatorily redeemable preferred securities (“Trust Preferred Securities”) and is included in other assets. PPBI Trust I sold $10,000,000 of Trust Preferred Securities to investors in a private offering.

On April 1, 2017, as part of the Heritage Oaks acquisition, the Corporation assumed $5.2 million of floating rate junior subordinated debt securities associated with Heritage Oaks Capital Trust II. Interest is payable quarterly at three-month LIBOR plus 1.72% per annum, for an effective rate of 3.06% per annum as of December 31, 2017. At December 31, 2017, the carrying value of these debentures was $3.9 million, which reflects purchase accounting fair value adjustments of $1.3 million. The Corporation also assumed $3.1 million and $5.2 million of floating rate junior subordinated debt associated with Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust, respectively. At December 31, 2017, the carrying value of Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust were $2.8 million and $3.8 million, respectively, which reflects purchase accounting fair value adjustments of $327,000 and $1.4 million, respectively. Interest is payable quarterly at three-month LIBOR plus 2.95% per annum, for an effective rate of 4.31% per annum as of December 31, 2017 for Mission Community Capital Trust I. Interest is payable quarterly at three-month LIBOR plus 1.48% per annum, for an effective rate of 2.84% per annum as of December 31, 2017 for Santa Lucia Bancorp (CA) Capital Trust. These three debentures are callable by the Corporation at par.

INDEX

On November 1, 2017, as part of the PLZZ acquisition, the Company assumed three subordinated notes totaling $25 million at a fixed interest rate of 7.125% payable in arrears on a quarterly basis. The notes have a maturity date of June 26, 2025 and are also redeemable in whole or in part from time to time beginning in June 26, 2020 at an amount equal to 103.0% of principal plus accrued unpaid interest. The redemption price decreases 50 basis points each subsequent year.

The Corporation is not allowed to consolidate and trust preferred securities into the Company's consolidated financial statements. The resulting effect on the Company’s consolidated financial statements is to report only the Subordinated Debentures as a component of the Company’s liabilities.

The following table summarizes activities for our subordinated debentures for the periods indicated:

	Year Ended December 31,
	2017	2016
	(dollars in thousands)
Average balance outstanding	$81,466	$69,347
Maximum amount outstanding at any month-end during the year	105,123	69,383
Balance outstanding at end of year	105,123	69,383
Weighted average interest rate during the year	5.80%	5.54%

14. Income Taxes

Income taxes for the years ended December 31 consisted of the following:

	2017	2016	2015
	(dollars in thousands)
Current income tax provision:
Federal	$18,644	$16,928	$12,460
State	7,062	4,655	4,144
Total current income tax provision	25,706	21,583	16,604
Deferred income tax provision (benefit):
Federal	8,294	2,379	(887)
Effect of Tax Act	5,633	—	—
State	2,493	1,253	(508)
Total deferred income tax provision (benefit)	16,420	3,632	(1,395)
Total income tax provision	$42,126	$25,215	$15,209

INDEX

A reconciliation from statutory federal income taxes, that are based on a statutory rate of 35%, to the Company's effective income taxes for the years ended December 31 is as follows:

	2017	2016	2015
	(dollars in thousands)
Statutory federal income tax provision	$35,778	$22,863	$14,253
State taxes, net of federal income tax effect	6,720	4,135	2,886
Cash surrender life insurance	(645)	(407)	(483)
Tax exempt interest	(1,660)	(764)	(742)
Merger costs	824	533	447
LIHTC investments	(1,031)	(909)	(871)
Effect of the Tax Act	5,633	—	—
Excess tax benefit of stock-based compensation	(1,995)	—	—
Prior year true-up	(1,108)	—	—
Other	(390)	(236)	(281)
Total income tax provision	$42,126	$25,215	$15,209

Deferred tax assets (liabilities) were comprised of the following temporary differences between the financial statement carrying amounts and the tax basis of assets at December 31:

	2017	2016	2015
	(dollars in thousands)
Deferred tax assets:
Accrued expenses	$2,463	$2,839	$1,717
Net operating loss	4,834	3,977	5,192
Allowance for loan losses, net of bad debt charge-offs	8,400	8,061	6,252
Deferred compensation	3,074	2,348	2,547
State taxes	1,500	1,879	1,451
Depreciation	—	1,090	651
Loan discount	8,642	3,477	—
Stock-based compensation	1,914	1,108	639
Unrealized loss on available for sale securities	—	1,939	—
Capital loss carryover	380	—	—
AMT credit	107	—	—
Total deferred tax assets	31,314	26,718	18,449
Deferred tax liabilities:
Deferred FDIC gain	(524)	(1,675)	(1,656)
Core deposit intangibles	(11,691)	(3,331)	(2,266)
Loan origination costs	(3,368)	(4,208)	—
Depreciation	(699)	—	—
Unrealized loss on available for sale securities	(188)	—	(231)
Other	(1,199)	(697)	(2,785)
Total deferred tax liabilities	(17,669)	(9,911)	(6,938)
Valuation allowance	(380)	—	—
Net deferred tax asset	$13,265	$16,807	$11,511

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). Among other changes, the Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%. The Company has recorded an income tax expense of $5.6 million related to the

INDEX

remeasurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%. The Company is still completing its analysis of the impact of the Tax Act and will record any adjustments to the provisional amount as a component of income tax expense during the measurement period provided for in SAB 118.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of December 31, 2016 and December 31, 2015. As of December 31, 2017, the Company recorded a valuation allowance of $380,000 against the capital loss carryover deferred tax asset, as the Company does not believe it will generate sufficient capital gain before the capital loss carryover expires.

Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to use any net unrealized built in losses and other tax attributes, such as net operating loss and tax credit carryforwards, when it undergoes a 50% ownership change over a designated testing period. The Company has a Section 382 limited net operating loss carry forward of approximately $17.4 million for federal income tax purposes, which is scheduled to expire in 2026. In addition, the Company has a Section 382 limited net operating loss carry forward of approximately $14.7 million for California franchise tax purposes, which is scheduled to expire in 2020. The Company is expected to fully utilize the federal and California net operating loss carryforward before it expires with the application of the Section 382 annual limitation.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income and franchise tax in multiple state jurisdictions. The statute of limitations related to the consolidated Federal income tax returns is closed for all tax years up to and including 2013. The expiration of the statute of limitations related to the various state income and franchise tax returns varies by state. The Company is currently not under examination in any taxing jurisdiction.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
	(dollars in thousands)
Balance at January 1,	$—	$—
Additions based on tax positions related to prior years	2,906	—
Balance at December 31,	$2,906	$—

The total amount of unrecognized tax benefits was $2.9 million and $0 at December 31, 2017 and 2016 and is primarily comprised of unrecognized tax benefits from an acquisition during 2017. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $0 at December 31, 2017. The Company does not believe that the unrecognized tax benefits will change within the next twelve months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had accrued for $104,000 and $0 of the interest and penalties at December 31, 2017 and 2016, respectively.

INDEX

15. Commitments, Contingencies and Concentrations of Risk

Lease Commitments – The Company leases a portion of its facilities from non-affiliates under operating leases expiring at various dates through 2027. The following schedule shows the minimum annual lease payments, excluding any renewals and extensions, property taxes, and other operating expenses, due under these agreements:

Year ending December 31,	Amount
(dollars in thousands)
2018	$7,170
2019	5,476
2020	2,675
2021	1,887
2022	1,421
Thereafter	2,312
Total	$20,941

Rental expense under all operating leases totaled $4.8 million for 2017, $4.4 million for 2016, and $3.8 million for 2015.

Legal Proceedings –The Company is not involved in any material pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

Employment Agreements—The Company has entered into a three-year employment agreement with its Chief Executive Officer (“CEO”). This agreement provides for the payment of a base salary, a bonus based upon the CEO’s individual performance and the Company’s overall performance, provides a vehicle for the CEO’s use, and provides for the payment of severance benefits upon termination under specified circumstances.

Additionally, the Bank has entered into a three years employment agreements with the following executive officers: Chief Banking Officer, the Chief Financial Officer, the Chief Credit Officer and the Chief Operating Officer. The agreements provide for the payment of a base salary, a bonus based upon the individual’s performance and the overall performance of the Bank and the payment of severance benefits upon termination under specified circumstances.

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

16. Benefit Plans

401(k) Plan—The Bank maintains an Employee Savings Plan (the “401(k) Plan”) which qualifies under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute between 1% to 100% of their compensation. In 2017, 2016 and 2015, the Bank matched 100% of contributions for the first three percent contributed and 50% on the next two percent contributed. Contributions made to the 401(k) Plan by the Bank amounted to $1.4 million for 2017, $959,000 for 2016 and $769,000 for 2015.

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

Heritage Oaks Bancorp, Inc. 2005 Equity Based Compensation Plan (the "2005 Plan")—The 2005 Plan was acquired from Heritage Oaks Bancorp, Inc. on April 1, 2017. The 2005 Plan authorized the granting of Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units and Performance Share Cash Only Awards. As of December 31, 2016, no further grants can be made from this plan, however Pacific Premier assumed all unvested and unexercised awards.

Pacific Premier Bancorp, Inc. 2012 Long-Term Incentive Plan (the “2012 Plan”)—The 2012 Plan was approved by the Corporation’s stockholders in May 2012. The 2012 Plan authorizes the granting of Awards equal to 620,000 shares of the common stock of the Corporation for issuances to executives, key employees, officers, and directors. The 2012 Plan will be in effect for a period of ten years from May 30, 2012, the date the 2012 Plan was adopted. Awards granted under the 2012 Plan will be made at an exercise price equal to the fair market value of the stock on the date of grant. Awards granted to officers and employees may include incentive stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights. The awards have vesting periods ranging from 1 to 3 years; vesting in either three equal annual installments or one lump sum at the end of the third year. In May 2014, the Corporation’s stockholders approved an amendment to the 2012 Plan to increase the shares available under the plan by 800,000 shares to total 1,420,000 shares. In May 2015, the Corporation's stockholders approved an amendment to the 2012 Plan to permit the grant of performance-based awards, including equity compensation awards that may not be subject to the deduction limitation of Section 162(m) of the Internal Revenue Code. The performance-based awards include (i) both performance-based equity compensation awards and performance-based cash bonus payments and (ii) restricted stock units. In May 2017, the Corporation’s stockholders approved an amendment to the 2012 Plan to increase the shares available under the plan by 3,580,000 shares to total 5,000,000 shares.

Heritage Oaks Bancorp, Inc. 2015 Equity Based Compensation Plan (the "2015 Plan")—The 2015 Plan was acquired from Heritage Oaks Bancorp, Inc. on April 1, 2017. The 2015 plan was approved by the Corporation's stockholders in May 2015. The 2015 Plan authorized the Company to grant various types of share-based compensation awards to the Company's employees and Board of Directors such as stock options, restricted stock awards, and restricted stock units. Under the 2015 Equity Incentive Plan a maximum of 2,500,000 shares of the Company's common stock were made to be issued. Shares issued under this plan, other than stock options and stock appreciation rights, were counted against the plan on a two shares for every one share actually issued basis. Awards that were canceled, expired, forfeited, fail to vest, or otherwise resulted in issued shares not being delivered to the grantee, were made available for the issuance of future share-based compensation awards. Additionally, under this plan, no one individual was to be granted shares in aggregate that exceed more than 250,000 shares during any calendar year. The 2015 Plan is still active and Pacific Premier assumed all unvested and unexercised awards.

The Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan, Heritages Oaks Bancorp, Inc. 2005 Equity Based Compensation Plan, Pacific Premier Bancorp, Inc. 2012 Long-Term Incentive Plan and the Heritage Oaks Bancorp, Inc. 2015 Equity Based Compensation Plan are collectively the “Plans.”

INDEX

Stock Options

 As of December 31, 2017, there are 114,454 options outstanding on the 2004 Plan with zero available for grant. As of December 31, 2017, there are 48,532 options outstanding on the 2005 Plan with zero available for grant. As of December 31, 2017, there are 755,362 options outstanding on the 2012 Plan with 3,594,149 available for grant. As of December 31, 2017, there are 36,175 options outstanding on the 2015 Plan with zero available for grant. Below is a summary of the stock option activity in the Plans for the year ended December 31, 2017:

	2017
	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic value
			(in years)	(dollars in thousands)
Outstanding at January 1, 2017	1,083,667	$12.61
Granted	210,977	20.40
Exercised	(333,959)	13.49
Forfeited and Expired	(6,162)	34.68
Outstanding at December 31, 2017	954,523	$13.89	5.8	$24,926
Vested and Exercisable at December 31, 2017	749,281	$12.47	5.3	$20,627

The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $7.7 million, $2.0 million and $60,000, respectively.

The amount charged against compensation expense in relation to the stock options was $927,000 for 2017, $883,000 for 2016 and $514,000 for 2015. At December 31, 2017, unrecognized compensation expense related to the options is approximately $814,000.

Options granted under the Option Plans during 2017, 2016 and 2015 were valued using the Black-Scholes model with the following average assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected volatility	22.43% - 28.77%	21.98% - 26.88%	29.47%
Expected term	.33 - 6 Years	6.00 Years	6.00 Years
Expected dividends	None	None	None
Risk free rate	1.03% - 2.02%	1.32% - 1.83%	1.39%
Weighted-average grant date fair value	$19.66	$5.55	$4.73

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

INDEX

Dividend Yield – The dividend yield has been based on historical experience and expected future changes on dividend payouts. The Company does not expect to declare or pay dividends on its common stock within the foreseeable future.
Restricted Stock

Below is a summary of the restricted stock activity in the Plans for the years ended December 31, 2017:

	2017
	Shares	Weighted Average Grant-Date Fair Value per share
Unvested at the beginning of the year	370,334	$23.53
Granted	201,544	38.70
Vested	(125,035)	26.26
Forfeited	—	—
Unvested at the end of the year	446,843	$29.61

Compensation expense for the year ended December 31, 2017, 2016 and 2015 related to the above restricted stock grants amounted to $5.0 million, $1.8 million and $260,000, respectively. Restricted stock awards are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed. The total grant date fair value of awards was $7.8 million for 2017 awards. At December 31, 2017, unrecognized compensation expense related to restricted stock is approximately $8.2 million.

Other Plans

Salary Continuation Plan—The Bank implemented a non-qualified supplemental retirement plan in 2006 (the “Salary Continuation Plan”) for certain executive officers of the Bank. The Salary Continuation Plan is unfunded.

Deferred Compensation Plans—Deferred Compensation Plan-The Bank implemented a non-qualified supplemental retirement plan in 2006 (the “Supplemental Executive Retirement Plan” or “SERP”) for certain executive officers of the Bank. The Bank has acquired additional SERPs through the acquisitions of SDTB, IDPK and HEOP. The SERP is unfunded. The expense incurred for the SERP for each of the last three years was $721,000, $573,000 and $307,000 resulting in a deferred compensation liability of $8.3 million and $5.1 million as of the years ended 2017 and 2016. In addition, with the acquisition of PLZZ, the Company acquired a deferred compensation plan that is unfunded and results in a deferred compensation asset and liability both in the amount of $2.0 million.

The amounts expensed in 2017, 2016, and 2015 for all of these plans amounted to $721,000, $573,000, and $555,000 respectively. As of December 31, 2017, 2016 and 2015, $8.4 million, $5.7 million, and $5.4 million, respectively, were recorded in other liabilities on the consolidated statements of condition for each of these plans.

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

The Company maintains an allowance for credit losses to provide for commitments related to loans associated with undisbursed loan funds and unused lines of credit. The allowance for these commitments was $1.9 million at December 31, 2017 and $1.1 million at December 31, 2016.

The Company’s commitments to extend credit at December 31, 2017 were $1.2 billion and $581 million at December 31, 2016. The 2017 balance is primarily composed of $707 million of undisbursed commitments for C&I loans.

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

INDEX

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2017 and December 31, 2016.
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

Investment securities—Investment securities are generally valued based upon quotes obtained from an independent third-party pricing service, which uses evaluated pricing applications and model processes. Observable market inputs, such as, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data are considered as part of the evaluation. The inputs are related directly to the security being evaluated, or indirectly to a similarly situated security. Market assumptions and market data are utilized in the valuation models. The Company reviews the market prices provided by the third-party pricing service for reasonableness based on the Company’s understanding of the market place and credit issues related to the securities. The Company has not made any adjustments to the market quotes provided by them and, accordingly, the Company categorized its investment portfolio within Level 2 of the fair value hierarchy.

FHLB, FRB, Other Stock—Due to restrictions placed on its transferability, it is not practical to determine the fair value of the stock.

Loans Held for Sale—The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

Loans Held for Investment—The fair value of loans, other than loans on nonaccrual status, was estimated by discounting the remaining contractual cash flows using the estimated current rate at which similar loans would be made to borrowers with similar credit risk characteristics and for the same remaining maturities, reduced by deferred net loan origination fees and the allocable portion of the allowance for loan losses. Accordingly, in determining the estimated current rate for discounting purposes, no adjustment has been made for any change in borrowers’ credit risks since the origination of such loans. Rather, the allocable portion of the allowance for loan losses is considered to provide for such changes in estimating fair value. As a result, this fair value is not necessarily

INDEX

the value, which would be derived using an exit price. These loans are included within Level 3 of the fair value hierarchy.

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

Accrued Interest Receivable/Payable—The carrying amounts of accrued interest receivable and accrued interest payable are deemed to approximate fair value.

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

INDEX

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2017 and 2016.

	At December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$200,064	$200,064	$—	$—	$200,064
Interest-bearing time deposits with financial institutions	3,693	3,693	—	—	3,693
Investments held to maturity	18,291	—	18,082	—	18,082
Investment securities available-for-sale	787,429	—	787,429	—	787,429
FHLB, FRB and other stock	65,881	N/A	N/A	N/A	N/A
Loans held for sale	23,426	—	23,524	—	23,524
Loans held for investment, net	6,167,532	—	—	6,269,366	6,269,366
Accrued interest receivable	27,053	27,053	—	—	27,053
Liabilities:
Deposit accounts	6,085,868	5,001,053	1,074,564	—	6,075,617
FHLB advances	490,148	—	489,823	—	489,823
Other borrowings	46,139	—	46,373	—	46,373
Subordinated debentures	105,123	—	115,159	—	115,159
Accrued interest payable	2,131	2,131	—	—	2,131

	At December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$156,857	$156,857	$—	$—	$156,857
Interest-bearing time deposits with financial institutions	3,944	3,944	—	—	3,944
Investments held to maturity	8,565	—	8,461	—	8,461
Investment securities available for sale	380,963	—	380,963	—	380,963
FHLB, FRB and other stock	37,304	N/A	N/A	N/A	N/A
Loans held for sale	7,711	—	8,405	—	8,405
Loans held for investment, net	3,220,317	—	—	3,211,154	3,211,154
Accrued interest receivable	13,145	13,145	—	—	13,145
Liabilities:
Deposit accounts	3,145,581	2,330,579	573,467	—	2,904,046
FHLB advances	278,000	—	277,935	—	277,935
Other borrowings	49,971	—	50,905	—	50,905
Subordinated debentures	69,383	—	69,982	—	69,982
Accrued interest payable	1,481	1,481	—	—	1,481

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

INDEX

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost. As such, the Company records impaired loans as non-recurring Level 3 when the fair value of the underlying collateral is based on an observable market price or current appraised value. When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3. At December 31, 2017, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

The measures of fair value on a non-recurring basis are immaterial at December 31, 2017 and 2016. The following fair value hierarchy tables present information about the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	At December 31, 2017
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(dollars in thousands)
Investment securities available for sale:
Agency	$—	$47,209	$—	$47,209
Corporate	—	79,546	—	79,546
Municipal bonds	—	232,128	—	232,128
Collateralized mortgage obligation: residential	—	33,781	—	33,781
Mortgage-backed securities: residential	—	394,765	—	394,765
Total securities available for sale:	$—	$787,429	$—	$787,429

	At December 31, 2016
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(dollars in thousands)
Investment securities available for sale:
Corporate	$—	$37,642	$—	$37,642
Municipal bonds	—	118,803	—	118,803
Collateralized mortgage obligation: residential	—	31,388	—	31,388
Mortgage-backed securities: residential	—	193,130	—	193,130
Total securities available for sale:	$—	$380,963	$—	$380,963

19. Earnings Per Share

Earnings per share of common stock is calculated on both a basic and diluted basis based on the weighted average number of common and common equivalent shares outstanding, excluding common shares in treasury. Basic earnings per share excludes dilution and is computed by dividing income available to stockholders by the weighted average number of common shares outstanding for the period. The Company has no outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends that would be considered participating securities for the basic calculation. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then would share in earnings and excludes common shares in

INDEX

treasury. Stock options exercisable for shares of common stock are excluded from the computation of diluted earnings per share if they are anti-dilutive due to their exercise price exceeding the average market price during the period.

The impact of stock options, which are anti-dilutive are excluded from the computations of diluted earnings per share. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. The weighted average number of stock options excluded was 17,524 for December 31, 2017, 82,760 for December 31, 2016 and 222,858 for December 31, 2015.

A reconciliation of the numerators and denominators used in basic and diluted earnings per share computations is presented in the table below.

	Income/(Loss) (numerator)	Shares (denominator)	Per Share Amount
	(dollars in thousands, except share data)
For the year ended December 31, 2017:
Net income applicable to earnings per share	$60,100
Basic earnings per share: Income available to common stockholders	60,100	37,705,556	$1.59
Effect of dilutive securities: Warrants and stock option plans	—	805,705
Diluted earnings per share: Income available to common stockholders	$60,100	38,511,261	$1.56
For the year ended December 31, 2016:
Net income applicable to earnings per share	$40,103
Basic earnings per share: Income available to common stockholders	40,103	26,931,634	$1.49
Effect of dilutive securities: Warrants and stock option plans	—	507,525
Diluted earnings per share: Income available to common stockholders	$40,103	27,439,159	$1.46
For the year ended December 31, 2015:
Net income applicable to earnings per share	$25,515
Basic earnings per share: Income available to common stockholders	25,515	21,156,668	$1.21
Effect of dilutive securities: Warrants and stock option plans	—	332,030
Diluted earnings per share: Income available to common stockholders	$25,515	21,488,698	$1.19

20. Derivative Instruments

From time to time, the Company enters into interest rate swap agreements with certain borrowers to assist them in mitigating their interest rate risk exposure associated with the loans they have with the Company. At the same time, the Company enters into identical interest rate swap agreements with another financial institution to mitigate the Company’s interest rate risk exposure associated with the swap agreements it enters into with its borrowers. At December 31, 2017, the Company had swaps with matched terms with an aggregate notional amount of $58.6 million and a fair value of $1.1 million. The fair values of these swaps are recorded as components of other assets and other liabilities in the Company’s condensed consolidated balance sheet. Changes in the fair value of these swaps, which occur due to changes in interest rates, are recorded in the Company’s income statement as a component of noninterest income. Since the terms of the swap agreements between the Company and its borrowers have been matched with the terms of swap agreements with another financial institution, the adjustments for the change in their fair value offset each other in non-interest income.
Although changes in the fair value of swap agreements between the Company and borrowers and the Company and other financial institutions offset each other, changes in the credit risk of these counterparties may result in a difference in the fair value of these swap agreements. Offsetting swap agreements the Company has with other financial institutions are collateralized with cash, and swap agreements with borrowers are secured by the

INDEX

collateral arrangements for the underlying loans these borrowers have with the Company. During the twelve months ended December 31, 2017, there were no losses recorded on swap agreements, attributable to the change in credit risk associated with a counterparty. All interest rate swap agreements entered into by the Company as of December 31, 2017 are not designated as hedging instruments.
The following tables summarize the Company's derivative instruments, included in "other assets" and "other liabilities" in the consolidated statements of financial condition. The Company's derivative instruments were acquired as part of the HEOP acquisition, and the Company did not have any at December 31, 2016:

	December 31, 2017
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts	$58,599	$1,135	$58,599	$1,135
Total derivative instruments	$58,599	$1,135	$58,599	$1,135

INDEX

21. Balance Sheet Offsetting

Derivative financial instruments may be eligible for offset in the consolidated balance sheets, such as those subject to enforceable master netting arrangements or a similar agreement. Under these agreements, the Company has the right to net settle multiple contracts with the same counterparty. The Company offers an interest rate swap product to qualified customers, which are then paired with derivative contracts the Company enters into with a counterparty bank. While derivative contracts entered into with counterparty banks may be subject to enforceable master netting agreements, derivative contracts with customers may not be subject to enforceable master netting arrangements.
Financial instruments that are eligible for offset in the consolidated statements of financial condition as of December 31, 2017 are presented in the table below:

	December 31, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (1)	Net Amount
	(dollars in thousands)
Financial assets:
Derivatives not designated as hedging instruments	$1,833	$(698)	$1,135	$—	$—	$1,135
Total	$1,833	$(698)	$1,135	$—	$—	$1,135

Financial liabilities:
Derivatives not designated as hedging instruments	$1,135	$—	$1,135	$—	$—	$1,135
Total	$1,135	$—	$1,135	$—	$—	$1,135

(1) Represents cash collateral held with counterparty bank.

22. Related Parties

Loans to the Company’s executive officers and directors are made in the ordinary course of business, in accordance with applicable regulations and the Company's policies and procedures. At December 31, 2017, the Company had related party loans outstanding totaling $6.12 million and at December 31, 2016, the Company had related party loans outstanding totaling $2.38 million. On January 8, 2018, the Company entered into a new related party loan with a commitment amount of $4.0 million.

At the end of 2017, the Company had related party deposits of $746 million compared to $354 million at the end of 2016. John J. Carona was appointed to the Board of Directors on March 15, 2013, in connection with the Company's acquisition of FAB. Mr. Carona is the President and Chief Executive Officer of Associa, a Texas corporation that specializes in providing management and related services for homeowners associations located across the United States. At December 31, 2017 and 2016, $736 million and $352 million, respectively, of the related party deposits were attributable to Associa.

INDEX

23. Quarterly Results of Operations (Unaudited)

The following is a summary of selected financial data presented below by quarter for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share data)
For the year ended December 31, 2017:
Interest income	$45,427	$68,733	$70,161	$85,684
Interest expense	3,724	5,395	5,870	7,514
Provision for loan losses	2,502	1,904	2,049	2,185
Noninterest income	4,683	8,759	8,221	9,451
Noninterest expense	29,747	48,496	39,612	49,895
Income tax provision	4,616	7,521	10,619	19,370
Net income	$9,521	$14,176	$20,232	$16,171
Earnings per share:
Basic	$0.35	$0.36	$0.51	$0.37
Diluted	0.34	0.35	0.50	0.36
For the year ended December 31, 2016:
Interest income	$37,505	$40,874	$42,429	$45,797
Interest expense	3,304	3,313	3,420	3,493
Provision for loan losses	1,120	1,589	4,013	2,054
Noninterest income	4,848	4,468	5,968	4,318
Noninterest expense	23,633	23,713	25,860	25,377
Income tax provision	5,742	6,358	5,877	7,238
Net income	$8,554	$10,369	$9,227	$11,953
Earnings per share:
Basic	$0.33	$0.38	$0.34	$0.44
Diluted	0.33	0.37	0.33	0.43

INDEX

24. Parent Company Financial Information

The Corporation is a California-based bank holding company organized in 1997 as a Delaware corporation and owns 100% of the capital stock of the Bank, its principal operating subsidiary. The Bank was incorporated and commenced operations in 1983. Condensed financial statements of the Corporation are as follows:

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF FINANCIAL CONDITION
(Parent company only)
	At December 31,
	2017	2016
	(dollars in thousands)
Assets
Cash and cash equivalents	$17,097	$15,124
Investment in subsidiaries	1,329,961	513,606
Other assets	2,599	2,400
Total Assets	$1,349,657	$531,130
Liabilities
Subordinated debentures	$105,123	$69,383
Accrued expenses and other liabilities	2,538	2,007
Total Liabilities	107,661	71,390
Total Stockholders’ Equity	1,241,996	459,740
Total Liabilities and Stockholders’ Equity	$1,349,657	$531,130

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF OPERATIONS
(Parent company only)
	For the Years Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Income
Interest income	$36	$31	$27
Noninterest income	—	—	—
Total income	36	31	27
Expense
Interest expense	4,720	3,844	3,937
Noninterest expense	8,956	3,769	2,831
Total expense	13,676	7,613	6,768
Loss before income tax provision	(13,640)	(7,582)	(6,741)
Income tax benefit	(5,417)	(2,785)	(2,783)
Net loss (parent only)	(8,223)	(4,797)	(3,958)
Equity in net earnings of subsidiaries	68,323	44,900	29,473
Net income	$60,100	$40,103	$25,515

INDEX

PACIFIC PREMIER BANCORP, INC.
SUMMARY STATEMENTS OF CASH FLOWS
(Parent company only)
	For the Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES	(dollars in thousands)
Net income	$60,100	$40,103	$25,515
Adjustments to reconcile net income to cash used in operating activities:
Share-based compensation expense	5,809	2,729	1,165
Equity in undistributed earnings of subsidiaries and dividends from the bank	(68,323)	(44,901)	(29,473)
Increase (decrease) in accrued expenses and other liabilities	(365)	240	166
(Decrease) increase in current and deferred taxes	(896)	—	3,566
Decrease (increase) in other assets	1,714	4,794	(6,893)
Net cash (used in) provided by operating activities	(1,961)	2,965	(5,954)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance cost	—	—	—
Repurchase of common stock	(1,258)	(125)	(116)
Proceeds from exercise of options and warrants	4,592	1,107	758
Capital contribution to Bank	600	7,765	(10,000)
Proceeds from issuance of subordinated debentures	—	—	—
Net cash provided by (used in) financing activities	3,934	8,747	(9,358)
Net increase (decrease) in cash and cash equivalents	1,973	11,712	(15,312)
Cash and cash equivalents, beginning of year	15,124	3,412	18,724
Cash and cash equivalents, end of year	$17,097	$15,124	$3,412

25. Acquisitions

Plaza Bancorp Acquisition

Effective as of November 1, 2017, the Company completed the acquisition of Plaza Bancorp (OTC Market Group Pink Sheets: PLZZ) (“Plaza”), the holding company of Plaza Bank, a California chartered banking corporation headquartered in Irvine, California with $1.3 billion in total assets, $1.1 billion in gross loans and $1.1 billion in total deposits.

Pursuant to the terms of the merger agreement, each outstanding share of PLZZ common stock was converted into the right to receive 0.2000 shares of Company common stock. The value of the total deal consideration was approximately $251 million, which included approximately $6.5 million of aggregate cash consideration payable to holders of unexercised options and warrants exercisable for shares of PLZZ common stock, and the issuance of 6,049,373 shares of the Company's common stock, which had a value of $40.40 per share, which was the closing price of the Company's common stock on October 31, 2017, the last trading day prior to the consummation of the acquisition.

Goodwill in the amount of $122 million was recognized in the PLZZ acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill recognized in this transaction is not deductible for income tax purposes.

INDEX

The following table represents the assets acquired and liabilities assumed of PLZZ as of November 1, 2017 and the fair value adjustments and amounts recorded by the Company in 2017 under the acquisition method of accounting, which are subject to adjustment for up to one year after the merger date:

	PLZZ	Fair Value	Fair
	Book Value	Adjustment	Value
	(dollars in thousands)
ASSETS ACQUIRED
Cash and cash equivalents	$150,459	$—	$150,459
Loans, gross	1,069,359	(6,418)	1,062,941
Allowance for loan losses	(13,009)	13,009	—
Fixed assets	7,389	(194)	7,195
Core deposit intangible	198	11,382	11,580
Deferred tax assets	11,849	(6,876)	4,973
Other assets	19,495	(330)	19,165
Total assets acquired	$1,245,740	$10,573	$1,256,313
LIABILITIES ASSUMED
Deposits	$1,081,727	$1,224	$1,082,951
Borrowings	40,755	397	41,152
Other Liabilities	8,956	(622)	8,334
Total liabilities assumed	1,131,438	999	1,132,437
Excess of assets acquired over liabilities assumed	$114,302	$9,574	123,876
Consideration paid			250,939
Paid by PLZZ prior to close			6,544
Capitalized merger-related expense			1,366
Goodwill recognized			$121,885

Heritage Oaks Bancorp Acquisition

Effective as of April 1, 2017, the Company completed the acquisition of HEOP, the holding company of Heritage Oaks Bank, a Paso Robles, California based state-chartered bank (“Heritage Oaks Bank”) with $2.0 billion in total assets, $1.4 billion in gross loans and $1.7 billion in total deposits at March 31, 2017. Heritage Oaks Bank operates branches within San Luis Obispo and Santa Barbara Counties and a loan production office in Ventura County.

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

INDEX

The following table represents the assets acquired and liabilities assumed of HEOP as of April 1, 2017 and the fair value adjustments and amounts recorded by the Company in 2017 under the acquisition method of accounting:

	HEOP Book Value	Fair Value Adjustments	Fair Value
ASSETS ACQUIRED	(dollars in thousands)
Cash and cash equivalents	$78,728	$—	$78,728
Investment securities	447,520	(4,597)	442,923
Loans, gross	1,387,949	(23,300)	1,364,649
Allowance for loan losses	(17,200)	17,200	—
Fixed assets	35,567	(665)	34,902
Core deposit intangible	—	28,123	28,123
Deferred tax assets	17,850	(6,567)	11,283
Other assets	55,223	(9)	55,214
Total assets acquired	$2,005,637	$10,185	$2,015,822
LIABILITIES ASSUMED
Deposits	$1,668,079	$1,471	$1,669,550
Borrowings	141,996	(2,962)	139,034
Other Liabilities	7,290	771	8,061
Total liabilities assumed	1,817,365	(720)	1,816,645
Excess of assets acquired over liabilities assumed	$188,272	$10,905	199,177
Consideration paid			465,482
Capitalized merger-related expense			2,649
Goodwill recognized			$268,954

The fair values are estimates and are subject to adjustment for up to one year after the merger date. In the third quarter of 2017, the Company made a $1.1 million adjustment to deferred tax assets and the deal consideration.

Security Bank Acquisition

On January 31, 2016, the Company completed its acquisition of SCAF whereby we acquired $714 million in total assets, $456 million in loans and $637 million in total deposits. Under the terms of the merger agreement, each share of SCAF common stock was converted into the right to receive 0.9629 shares of the Corporation’s common stock. The value of the total deal consideration was $120 million, which includes $788,000 of aggregate cash consideration to the holders of SCAF stock options and the issuance of 5,815,051 shares of the Corporation’s common stock, valued at $119.4 million based on a closing stock price of $20.53 per share on January 29, 2016.

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

The loan portfolios of SCAF, HEOP and PLZZ were recorded at fair value at the date of each acquisition. A valuation of SCAF, HEOP and PLZZ's loan portfolio was performed as of the acquisition dates to assess the fair value of the loan portfolio. The loan portfolios were both segmented into two groups; loan with credit deterioration and loans without credit deterioration, and then split further by loan type. The fair value was calculated on an individual loan basis using a discounted cash flow analysis. The discount rate utilized was based on a weighted average cost of capital, considering the cost of equity and cost of debt. Also factored into the fair value estimates were loss rates, recovery period and prepayment rates based on industry standards.

The Company also determined the fair value of the core deposit intangible, securities and deposits with the assistance of third-party valuations as well as the fair value of OREO was based on recent appraisals of the properties.

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

INDEX

In determining the fair value of certificates of deposit, a discounted cash flow analysis was used, which involved present valuing the contractual payments over the remaining life of the certificates of deposit at market-based interest rates.

For loans acquired from SCAF, HEOP and PLZZ, the contractual amounts due, expected cash flows to be collected, interest component and fair value as of the respective acquisition dates were as follows:

	Acquired Loans
	SCAF	HEOP	PLZZ
	(dollars in thousands)
Contractual amounts due	$539,806	$1,717,230	$1,703,246
Cash flows not expected to be collected	2,765	4,442	20,152
Expected cash flows	537,041	1,712,788	1,683,094
Interest component of expected cash flows	80,883	348,100	625,592
Fair value of acquired loans	$456,158	$1,364,688	$1,057,502

In accordance with generally accepted accounting principles, there was no carryover of the allowance for loan losses that had been previously recorded by SCAF, HEOP and PLZZ.

The operating results of the Company for the twelve months ending December 31, 2017 include the operating results of SCAF, HEOP and PLZZ since their respective acquisition dates. The following table presents the net interest and other income, net income and earnings per share as if the merger with SCAF, HEOP and PLZZ were effective as of January 1, 2017, 2016 and 2015 for the respective year in which each acquisition was closed. The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had the mergers been completed at the beginning of each respective year. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Unaudited pro forma net interest and other income, net income and earnings per share presented below:

	Year Ended December 31,
	2017	2016	2015
Net interest and other income	$342,159	$258,970	$246,622
Net income	72,316	71,722	58,257
Basic earnings per share	1.58	1.58	1.30
Diluted earnings per share	1.55	1.56	1.29

26. Subsequent Events

Pacific Premier Bancorp, Inc. and Grandpoint Capital, Inc.

On February 9, 2018, we entered into a definitive agreement with Grandpoint Capital, Inc. to acquire Grandpoint and its wholly-owned, California-chartered state bank subsidiary, Grandpoint Bank. Grandpoint is headquartered in Los Angeles, California with $3.2 billion in total assets, $2.4 billion in gross loans and $2.4 billion in total deposits at December 31, 2017. Grandpoint operates 14 regional offices in Southern California, Arizona and Vancouver, Washington. Under the terms of the definitive agreement, holders of Grandpoint common stock will have the right to receive 0.4750 shares of Company common stock.

The proposed transaction is expected to close in the third quarter of 2018, subject to satisfaction of customary closing conditions, including regulatory approvals and approval of Grandpoint’s and the Corporation’s shareholders. Certain Grandpoint shareholders, as well as Grandpoint's directors and executive officers have entered

INDEX

into agreements with the Corporation pursuant to which they have committed to provide written consents with respect to shares of Grandpoint common stock in favor of the acquisition.

Related Party Loan

On January 8, 2018, the Company entered into a new related party loan having a commitment amount of $4.0 million.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework set forth in the report entitled

INDEX

“Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. As permitted, the Company has excluded the operations of Plaza Bancorp acquired November 1, 2017, which is described in Note 23 to the consolidated financial statements. The assets acquired in this acquisition and excluded from management’s assessment on internal control over financial reporting comprised approximately 15.9% of total consolidated assets at acquisition, before purchase accounting adjustments. Based on this assessment, our management believes that, as of December 31, 2017, our internal control over financial reporting was effective.

Crowe Horwath LLP, the independent registered public accounting firm that audited the Company’s financial statements included in the Annual Report, issued an audit report on the Company’s internal control over financial reporting as of, and for the year ended December 31, 2017. Crowe Horwath, LLP’s audit report appears in Item 8 of this Annual Report.

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

As of the end of the fourth quarter ended December 31, 2017, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

INDEX

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2018 Annual Meeting of Stockholders (the “Proxy Statement”), expected to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2017. Such information is incorporated herein by reference.
We maintain a Code of Business Conduct and Ethics applicable to our Board of Directors, principal executive officer, and principal financial officer, as well as all of our other employees. Our Code of Business Conduct and Ethics can be found on our internet website located at www.ppbi.com.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2018 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2017, with respect to options and RSUs outstanding and shares available for future awards under the Company’s active equity incentive plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2004 Long-term Incentive Plan	114,454	$8.25	—
Amended and Restated 2012 Stock Long-term Incentive Plan	755,362	14.03	3,594,149
2005 Equity Incentive Plan	48,532	19.15	—
2015 Equity Incentive Plan	36,175	21.78	—
Equity compensation plans not approved by security holders	—	—	—
Total Equity Compensation plans	954,523	$13.89	3,594,149
Additional information required by this item information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2018 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

INDEX

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2018 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2018 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

INDEX

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2017 and 2016.

Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015.

Consolidated Statement of Other Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015.

Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015.

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

2.2	Agreement and Plan of Reorganization, dated as of October 15, 2012, among Pacific Premier Bancorp, Inc., Pacific Premier Bank and First Associations Bank. (2)
2.3	Agreement and Plan of Reorganization, dated as of March 5, 2013, among Pacific Premier Bancorp, Inc., Pacific Premier Bank and San Diego Trust Bank. (3)
2.4	Agreement and Plan of Reorganization, dated as of October 21, 2014, among Pacific Premier Bancorp, Inc., Pacific Premier Bank and Independence Bank. (4)
2.5	Agreement and Plan of Merger and Reorganization, dated as of September 30, 2015, among Pacific Premier Bancorp, Inc. and Security California Bancorp. (5)
2.6	Agreement and Plan of Reorganization, dated as of December 12, 2016, between Pacific Premier Bancorp, Inc. and Heritage Oaks Bancorp (6)
2.7	Agreement and Plan of Reorganization, dated as of August 8, 2017 between Pacific Premier Bancorp, Inc. and Plaza Bancorp (19)
2.8	Agreement and Plan of Reorganization, dated as of February 9, 2018 between Pacific Premier Bancorp, Inc. and Grandpoint Capital, Inc. (21)
3.1	Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc., as amended (22)
3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (7)
4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (8)
4.2	Investor Right Agreement, dated as of August 8, 2017 between Pacific Premier Bancorp, Inc. and Carpenter Fund Manager GP, LLC (19)
10.1	Amended and Restated Declaration of Trust from PPBI Trust I (9)
10.2	Guarantee Agreement from PPBI Trust I (9)
10.3	2004 Long-Term Incentive Plan (12)*
10.4	Form of 2004 Long-Term Incentive Plan Incentive Stock Option Agreement (13)*
10.5	Form of 2004 Long-Term Incentive Plan Nonqualified Stock Option Agreement (13)*
10.6	Form of 2004 Long-Term Incentive Plan Restricted Stock Agreement (13)*
10.7	Salary Continuation Agreements between Pacific Premier Bank and Steven R. Gardner. (14)*
10.8	Form of 2012 Long-Term Incentive Plan Incentive Stock Option Award Agreement (15)
10.9	Form of 2012 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (15)
10.10	Form of 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (16)
10.11	Issuing and Paying Agency Agreement between Pacific Premier Bancorp, Inc. and U.S. Bank National Associated dated as of August 29, 2014 (10)
10.12	Pacific Premier Bancorp, Inc. Amended and Restated 2012 Long-Term Incentive Plan, as amended (16)*
10.13	Form of Amended and Restated 2012 Long-Term Incentive Plan Restricted Stock Unit Agreement (17)
10.14	Second Amended and Restated Employment Agreement between Pacific Premier Bancorp, Inc. and Pacific Premier Bank and Steven R. Gardner dated as of May 31, 2016 (18)*
10.15	Employment Agreement between Pacific Premier Bancorp, Inc., Pacific Premier Bank and Ronald J. Nicolas, Jr. dated May 31, 2016 (18)*
10.16	Third Amended and Restated Employment Agreement between Pacific Premier Bank and Edward Wilcox dated May 31, 2016 (18)*
10.17	Third Amended and Restated Employment Agreement between Pacific Premier Bank and Michael S. Karr dated May 31, 2016 (18)*
10.18	Second Amended and Restated Employment Agreement between Pacific Premier Bank and Thomas Rice dated May 31, 2016 (18)*
10.19	Second Amendment to the Pacific Premier Bancorp, Inc. Amended and Restated 2012 Long-Term Incentive Plan (20)*
10.20	Amended Form of 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (non-NEOs) (20)*
10.21	Amended Form of 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (NEOs) (20)*
10.22	Amended Form of 2012 Long-Term Incentive Plan Restricted Stock Unit Agreement (20)*
10.23	Amended Form of 2012 Long-Term Incentive Plan Incentive Stock Option Agreement (20)*
10.24	Amended Form of 2012 Long-Term Incentive Plan Non-Qualified Stock Option Agreement (20)*
21	Subsidiaries of Pacific Premier Bancorp, Inc. (Reference is made to “Item 1. Business” for the required information.)
23.1	Consent of Crowe Horwath, LLP.
23.2	Consent of Vavrinek, Trine, Day and Co., LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document #
101.SCH	XBRL Taxonomy Extension Schema Document #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #
101.LAB	XBRL Taxonomy Extension Label Linkbase Document #
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #

(1)	Incorporated by reference from the Registrant’s Form 8-K/A filed with the SEC on May 3, 2012.
(2)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on October 15, 2012.
(3)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on March 6, 2013.
(4)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on October 22, 2014.
(5)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on October 1, 2015.
(6)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on December 31, 2016.
(7)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on February 29, 2016.
(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Registration No. 333-20497) filed with the SEC on January 27, 1997.
(9)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on May 3, 2004.
(10)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on September 2, 2014.
(11)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on May 1, 2000.
(12)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on April 23, 2004.
(13)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to Form S-8 (Registration No. 333-117857) filed with the SEC on September 3, 2004.
(14)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 19, 2006.
(15)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on June 4, 2012.
(16)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on June 2, 2017.
(17)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on February 1, 2016.
(18)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on June 2, 2016.
(19)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on August 9, 2017.
(20)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on November 16, 2017.
(21)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on February 12, 2018.
(22)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2017.
*	Management contract or compensatory plan or arrangement.
**	Filed herewith.
†	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request.
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

DATED: February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

INDEX

Signature	Title	Date

/s/ Steven R. Gardner	Chairman, President and Chief Executive Officer (principal executive officer)	February 28, 2018
Steven R. Gardner

/s/ Ronald J. Nicolas, Jr.	Senior Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 28, 2018
Ronald J. Nicolas, Jr.

/s/ John Carona	Director	February 28, 2018
John Carona

/s/ Ayad A. Fargo	Director	February 28, 2018
Ayad A Fargo

/s/ Joseph L. Garrett	Director	February 28, 2018
Joseph L. Garrett

/s/ Jeff C. Jones	Director	February 28, 2018
Jeff C. Jones

/s/ Simone F. Lagomarsino	Director	February 28, 2018
Simone F. Lagomarsino

/s/ Michael J. Morris	Director	February 28, 2018
Michael J. Morris

/s/ Michael E. Pfau	Director	February 28, 2018
Michael E. Pfau

/s/ Zareh H. Sarrafian	Director	February 28, 2018
Zareh H. Sarrafian

/s/ Cora M. Tellez	Director	February 28, 2018
Cora M. Tellez