Form 10-Q
period 2018-03-31
PACIFIC PREMIER BANCORP INC
filed 2018-05-10
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

Large accelerated filer	[X]	Accelerated filer	[ ]	Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[ ]	Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes [ ] No [X]

The number of shares outstanding of the registrant’s common stock as of May 8, 2018 was 46,529,210.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)
(unaudited)

ASSETS	March 31, 2018	December 31, 2017
Cash and due from banks	$42,575	$79,284
Interest-bearing deposits with financial institutions	86,421	120,780
Cash and cash equivalents	128,996	200,064
Interest-bearing time deposits with financial institutions	3,693	3,693
Investments held-to-maturity, at amortized cost (fair value of $23,915 as of March 31, 2018 and $18,082 as of December 31, 2017, respectively)	24,559	18,291
Investment securities available-for-sale, at fair value	863,243	787,429
FHLB, FRB and other stock, at cost	82,115	65,881
Loans held for sale, at lower of cost or fair value	29,034	23,426
Loans held for investment	6,241,841	6,196,468
Allowance for loan losses	(30,502)	(28,936)
Loans held for investment, net	6,211,339	6,167,532
Accrued interest receivable	27,073	27,053
Other real estate owned	206	326
Premises and equipment	53,146	53,155
Deferred income taxes, net	13,941	13,265
Bank owned life insurance	76,454	75,976
Intangible assets	40,740	43,014
Goodwill	493,785	493,329
Other assets	38,492	52,067
Total assets	$8,086,816	$8,024,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$2,312,586	$2,226,848
Interest-bearing:
Checking	355,895	365,193
Money market/savings	2,405,869	2,409,007
Retail certificates of deposit	770,397	767,651
Wholesale/brokered certificates of deposit	347,526	317,169
Total interest-bearing	3,879,687	3,859,020
Total deposits	6,192,273	6,085,868
FHLB advances and other borrowings	483,525	536,287
Subordinated debentures	105,188	105,123
Accrued expenses and other liabilities	43,922	55,227
Total liabilities	6,824,908	6,782,505
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 46,527,566 shares at March 31, 2018 and 100,000,000 shares authorized; 46,245,050 shares at December 31, 2017 issued and outstanding	472	458
Additional paid-in capital	1,065,218	1,063,974
Retained earnings	205,069	177,149
Accumulated other comprehensive (loss) income	(8,851)	415
Total stockholders' equity	1,261,908	1,241,996
Total liabilities and stockholders' equity	$8,086,816	$8,024,501

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share data)
(unaudited)

	Three Months Ended
	March 31,	December 31,	March 31,
	2018	2017	2017
INTEREST INCOME
Loans	$84,173	$80,122	$42,436
Investment securities and other interest-earning assets	6,654	5,562	2,991
Total interest income	90,827	85,684	45,427
INTEREST EXPENSE
Deposits	5,914	4,597	2,135
FHLB advances and other borrowings	2,023	1,471	604
Subordinated debentures	1,609	1,446	985
Total interest expense	9,546	7,514	3,724
Net interest income before provision for loan losses	81,281	78,170	41,703
Provision for loan losses	2,253	2,185	2,502
Net interest income after provision for loan losses	79,028	75,985	39,201
NONINTEREST INCOME
Loan servicing fees	345	145	221
Service charges on deposit accounts	1,150	1,121	341
Other service fee income	146	122	379
Debit card interchange fee income	1,036	1,050	67
Earnings on bank-owned life insurance	611	625	336
Net gain from sales of loans	2,958	3,331	2,811
Net gain (loss) from sales of investment securities	6	(252)	—
Other income	1,414	3,309	528
Total noninterest income	7,666	9,451	4,683
NONINTEREST EXPENSE
Compensation and benefits	28,873	25,920	14,887
Premises and occupancy	4,781	4,540	2,453
Data processing	2,702	2,498	1,187
Other real estate owned operations, net	1	13	12
FDIC insurance premiums	611	499	455
Legal, audit and professional expense	1,839	1,924	857
Marketing expense	1,530	1,364	818
Office, telecommunications and postage expense	1,080	927	433
Loan expense	591	746	468
Deposit expense	1,676	1,478	1,444
Merger-related expense	936	5,436	4,946
CDI amortization	2,274	2,111	511
Other expense	2,914	2,439	1,276
Total noninterest expense	49,808	49,895	29,747
Net income before income taxes	36,886	35,541	14,137
Income tax	8,884	19,370	4,616
Net Income	$28,002	$16,171	$9,521
EARNINGS PER SHARE
Basic	$0.61	$0.37	$0.35
Diluted	0.60	0.36	0.34
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	45,893,496	43,797,403	27,528,940
Diluted	46,652,059	44,614,348	28,197,220

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,	December 31,	March 31,
	2018	2017	2017
Net income	$28,002	$16,171	$9,521
Other comprehensive income, net of tax:
Unrealized holding (loss)/gain on securities arising during the period, net of income taxes (1)	(9,343)	(2,216)	1,013
Reclassification adjustment for net (gains) losses on sale of securities included in net income, net of income taxes (2)	(5)	155	—
Other comprehensive (loss) income, net of tax	(9,348)	(2,061)	1,013
Comprehensive income, net of tax	$18,654	$14,110	$10,534
______________________________
(1) Income tax (benefit) expense on the unrealized (loss)/gain on securities was $(3.9) million for the three months ended March 31, 2018, $(1.6) million for the three months ended December 31, 2017, $714,000 for the three months ended March 31, 2017.

(2) Income tax expense (benefit) on the reclassification adjustment for net (gains) losses on sale of securities included in net income was $1,000 for the three months ended March 31, 2018, $(97,000) for the three months ended December 31, 2017, $0 for the three months ended March 31, 2017.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2017	46,245,050	$458	$1,063,974	$177,149	$415	$1,241,996
Net income	—	—	—	28,002	—	28,002
Other comprehensive income	—	—	—	—	(9,348)	(9,348)
Share-based compensation expense	—	—	1,712	—	—	1,712
Issuance of restricted stock, net	197,422	—	—	—	—	—
Repurchase of common stock	(26,168)	—	(1,538)	—	—	(1,538)
Exercise of stock options	111,262	14	1,070	—	—	1,084
Reclassification of certain tax effects of the Tax Cuts and Jobs Act	—	—	—	(82)	82	—
Balance at March 31, 2018	46,527,566	$472	$1,065,218	$205,069	$(8,851)	$1,261,908

Balance at December 31, 2016	27,798,283	$274	$345,138	$117,049	$(2,721)	$459,740
Net income	—	—	—	9,521	—	9,521
Other comprehensive income	—	—	—	—	1,013	1,013
Share-based compensation expense	—	—	1,154	—	—	1,154
Issuance of restricted stock, net	56,866	—	—	—	—	—
Repurchase of common stock	—	—	(904)	—	—	(904)
Exercise of stock options	53,667	1	500	—	—	501
Balance at March 31, 2017	27,908,816	$275	$345,888	$126,570	$(1,708)	$471,025

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$28,002	$9,521
Adjustments to net income:
Depreciation and amortization expense	1,657	825
Provision for loan losses	2,253	2,502
Share-based compensation expense	1,712	1,154
Loss on sale and disposal of premises and equipment	—	45
Loss on sale of or write down of other real estate owned	12	—
Net amortization on securities available-for-sale, net	1,830	1,039
Net accretion of discounts/premiums for loans acquired and deferred loan fees/costs	(1,323)	(249)
Gain on sale of investment securities available-for-sale	(6)	—
Originations of loans held for sale	(29,229)	(35,149)
Proceeds from the sales of and principal payments from loans held for sale	38,814	33,037
Gain on sale of loans	(2,958)	(2,811)
Deferred income tax expense	3,183	3,350
Change in accrued expenses and other liabilities, net	(11,305)	(8,178)
Income from bank owned life insurance, net	(478)	(287)
Amortization of core deposit intangible	2,274	511
Change in accrued interest receivable and other assets, net	1,089	2,714
Net cash provided by operating activities	35,527	8,024
Cash flows from investing activities:
Proceeds from sale of real estate owned	108	—
Increase in loans, net	(44,508)	(144,347)
Principal payments on securities available-for-sale	21,846	10,535
Purchase of securities available-for-sale	(123,774)	(65,771)
Proceeds from sale or maturity of securities available-for-sale	(184)	1,770
Proceeds from the sale of premises and equipment	5,000	—
Purchases of premises and equipment	(1,647)	(655)
Change in FHLB, FRB, and other stock, at cost	(16,234)	(507)
Change in cash acquired in acquisitions, net	(456)	—
Net cash used in investing activities	(159,849)	(198,975)
Cash flows from financing activities:
Net increase in deposit accounts	106,405	151,588
Net change in short-term borrowings	(42,279)	(16,608)
Repayment of long-term borrowings	(10,418)	30
Proceeds from exercise of stock options and warrants	1,084	501
Repurchase of common stock	(1,538)	(904)
Net cash provided by financing activities	53,254	134,607
Net decrease in cash and cash equivalents	(71,068)	(56,344)
Cash and cash equivalents, beginning of period	200,064	156,857
Cash and cash equivalents, end of period	$128,996	$100,513

Supplemental cash flow disclosures:
Interest paid	$9,974	$4,565
Income taxes paid	95	36
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(UNAUDITED)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2018 and December 31, 2017, the results of its operations and comprehensive income for the three months ended March 31, 2018, December 31, 2017 and March 31, 2017 and the changes in stockholders’ equity and cash flows for the three months ended March 31, 2018 and 2017. Operating results or comprehensive income for the three months ended March 31, 2018 are not necessarily indicative of the results or comprehensive income that may be expected for any other interim period or the full year ending December 31, 2018.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”).

The Company accounts for its investments in its wholly owned special purpose entities, PPBI Trust I, Heritage Oaks Capital Trust II, Mission Community Capital Trust I, and Santa Lucia Bancorp (CA) Capital Trust, under the equity method whereby the subsidiary’s net earnings are recognized in the Company’s statement of income.

Note 2 – Recently Issued Accounting Pronouncements

Accounting Standards Adopted in 2018

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, which among other things reduced the maximum federal corporate tax rate from 35% to 21%. This Update addresses concerns about the guidance in current U.S. GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. That guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income ("AOCI") were originally recognized in other comprehensive income (rather than in income from continuing operations). As a result of the adjustment of deferred taxes being required to be included in income from continuing operations, the tax effects of items within accumulated other comprehensive income (referred to as stranded tax effects for purposes of this Update) do not reflect the appropriate tax rate. This Update allows for an election to reclass between retained earnings and AOCI the impact of the federal income tax rate change. The amendments in this Update are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption of the amendments of this Update is permitted. The Company elected to early adopt in the first quarter of 2018. Accordingly, the Company recorded an increase to AOCI and a decrease to retain earnings of approximately $82,000 for stranded tax effects on investment available for sale securities in the first quarter of 2018.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. Under the current implementation guidance in Topic 805, there are three elements of a business-inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in this Update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this Update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the Company has developed more stringent criteria for sets without outputs. Lastly, the amendments in this Update narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. The adoption of this standard did not have a material effect on the Company's operating results or financial condition.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Changes made to the current measurement model primarily affect the accounting for equity securities with readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The Update also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. This Update is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 did not have a material effect on the Company's operating results or financial condition. In accordance with the guidance, the Company measures the fair value of financial instruments reported at amortized cost on the statement of financial condition using the exit price notion. For further details, refer to Note 10 - Fair Value of Financial instruments.

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

The Company adopted the provisions of ASU 2014-09 and its related amendments effective January 1, 2018 utilizing the modified retrospective transition method and determined the adoption was insignificant to the financial statements. Since the impact upon adoption of ASU 2014-09 was insignificant to the financial statements, a cumulative effect adjustment to retained earnings was not deemed necessary.

The Company's review of its various revenue streams indicated that approximately 97% of the Company’s revenue is out of the scope of ASU 2014-09, including all of the Company’s net interest income and a significant portion of non-interest income. For those revenue streams that are within the scope of ASU 2014-09, the Company reviewed the associated customer contracts and agreements to determine the appropriate accounting for revenues under those contracts. The Company’s review did not identify any significant changes in the timing of revenue recognition under those contracts within the scope of ASU 2014-09. Significant revenue streams that are within scope primarily relate to service charges and fees associated customer deposit accounts, as well as fees for various other services the Company provides its customers. As a result of the implementation of ASU 2014-09, the Company will conduct a detailed review of its revenue streams at least annually, or more frequently if deemed necessary.

Recent Accounting Guidance Not Yet Effective

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchase Callable Debt Securities. The updated amends guidance on the amortization period of premiums on certain purchased callable debt securities. The amendments shorten the amortization period of premiums on purchased callable debt securities to the earliest call date. The update should be applied on a modified retrospective basis through a cumulative-effect adjustment to beginning retained earnings. The effective date of ASU 2017-08 is for interim and annual reporting periods beginning after December 15, 2018. The adoption of this standard is not expected to have a material effect on the Company's operating results or financial condition.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities, the amendment is effective for annual periods beginning after December 15, 2019 and interim period within those annual periods. The Company is currently evaluating the effects of ASU 2016-13 on its financial statements and disclosures. The Company is in the process of compiling key data elements and implementing a software model that will meet the requirements of the new guidance.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard is being issued to increase the transparency and comparability around lease obligations. Previously unrecorded off-balance sheet obligations will now be brought more prominently to light by presenting lease liabilities on the face of the balance sheet, accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. The Update is generally effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently in the process of evaluating existing lease obligations and service agreements under the provisions of the new standard. This evaluation includes an assessment of the appropriate classification and related accounting of each lease agreement under the new standard, a review of applicability of the new standard to existing service agreements, and gathering all essential lease data that will facilitate the application of the new standard. Upon adoption of the new standard, the Company will record a liability representing an obligation to make future lease payments and will also record an asset representing rights to use the underlying leased assets. As of March 31, 2018, the Company believes these assets and liabilities to be recognized under the new standard will amount to less than 1% of the Company's total assets.

Note 3 – Significant Accounting Policies

Our accounting policies are described in Note 1. Description of Business and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission ("Form 10-K"). Select policies have been reiterated below that have a particular affiliation to our interim financial statements.

Revenue Recognition - The Company accounts for certain of its revenue streams in accordance with ASC 606 - Revenue from Contracts with Customers. Revenue streams within the scope of and accounted for under ASC 606 include: service charges and fees on deposit accounts, debit card interchange fees, fees from other services the Bank provides its customers, and gains and losses from the sale of other real estate owned and property, premises and equipment. ASC 606 requires revenue to be recognized when the Company satisfies related performance obligations by transferring to the customer a good or service. The recognition of revenue under ASC 606 requires the Company to first identify the contract with the customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations, and finally recognize revenue when the performance obligations have been satisfied and the good or service has been transferred. The majority of the Company’s contracts with customers associated with revenue streams that are within the scope of ASC 606 are considered short-term in nature and can be cancelled at any time by the customer or the Bank, such as a deposit account agreement. Other more significant revenue streams for the Company such as interest income on loans and investment securities are specifically excluded from the scope of ASC 606 and are accounted for under other applicable GAAP.

The following provides information concerning the components of noninterest income:

•
Loan servicing fees - generally consist of fees related to servicing of loans for others, as well as the net impact of related serving asset amortization. This revenue stream is excluded from the scope of ASC 606 and is accounted for under other applicable GAAP. Loan servicing fees totaled $345,000 or approximately 0.4% of total revenues for the three months ended March 31, 2018.

•
Service charges on deposit accounts and other service fee income - consist of periodic service charges on deposit accounts and transaction based fees such as those related to overdrafts, ATM charges and wire transfer fees. Performance obligations for periodic service charges on deposit accounts are typically short term in nature and are generally satisfied on a monthly basis, while performance obligations for other transaction based fees are typically satisfied at a point in time (which may consist of only a few moments to perform the service or transaction) with no further obligations on behalf of the Bank to the customer. Periodic service charges are generally collected monthly directly from the customer's deposit account, and at the end of a statement cycle, while transaction based service charges are typically collected at the time of or soon after the service is performed. Service charges on deposit accounts and other service fee income are accounted for under ASC 606 and totaled $1.3 million or approximately 1.5% of total revenues for the three months ended March 31, 2018.

•
Debit card interchange fee income - consist of transaction processing fees associated with customer debit card transactions processed through a payment network. The related performance obligations are generally satisfied when the customer transactions, which generate the fee, are processed. Debit card interchange income is accounted for under ASC 606 and totaled $1.0 million or approximately 1.2% of total revenues for the three months ended March 31, 2018.

•
Earnings on bank-owned life insurance - relates to the periodic increase in the cash surrender value of bank-owned life insurance policies. This revenue stream is excluded from the scope of ASC 606, and is accounted for under other applicable GAAP (ASC 325-30). Earnings on bank-owned life insurance total $611,000 or 0.7% of total revenues for the three months ended March 31, 2018.

•
Gains (losses) on the sale of loans and investment securities - gains (losses) from the periodic sale of loans and investment securities are excluded from the scope of ASC 606 and are accounted for under other applicable GAAP. Net gains from the sale of loans and investment securities totaled $3.0 million or 3.3% of total revenues for the three months ended March 31, 2018.

•
Other income - generally consists of recoveries on acquired loans, which were fully charged off and had no book value prior to their acquisition. This revenue stream is excluded from the scope of ASC 606 and is accounted for under other applicable GAAP. Other income also consists of other miscellaneous fees, which are accounted for under ASC 606, however, much like service charges on deposit accounts, these fees have performance obligations that are very short term in nature and are typically satisfied at a point in time. Revenues included in other income that are accounted for under ASC 606 totaled $300,000 or approximately 0.3% of total revenues for the three months ended March 31, 2018. Revenues included in other income that are accounted for under other applicable GAAP totaled $1.1 million or 1.3% of total revenues for the three months ended March 31, 2018.

Other revenue streams that may be applicable to the Company include gains and losses from the sale of non-financial assets such as other real estate owned and property premises and equipment. The Company accounts for these revenue streams in accordance with ASC 610-20, which requires the Company to look to guidance in ASC 606 in the application of certain measurement and recognition concepts. The Company records gains and losses on the sale of non-financial assets when control of the asset has been surrendered to the buyer, which generally occurs at a specific point in time.

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
Pursuant to the terms of the merger agreement, each outstanding share of Plaza common stock was converted into the right to receive 0.2000 shares of Company common stock. The value of the total deal consideration was approximately $246 million, which included approximately $6.5 million of aggregate cash consideration payable to holders of unexercised options and warrants exercisable for shares of Plaza common stock, and the issuance of 6,049,373 shares of the Company's common stock, which had a value of $40.40 per share, which was the closing price of the Company's common stock on October 31, 2017, the last trading day prior to the consummation of the acquisition.
Goodwill in the amount of $122 million was recognized in the Plaza acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill recognized in this transaction is not deductible for income tax purposes.

The following table represents the assets acquired and liabilities assumed of Plaza as of November 1, 2017 and the fair value adjustments and amounts recorded by the Company in 2017 under the acquisition method of accounting, which are subject to adjustment for up to one year after the merger date:

	Plaza Book Value	Fair Value Adjustments	Fair Value
ASSETS ACQUIRED	(dollars in thousands)
Cash and cash equivalents	$150,459	$—	$150,459
Loans, gross	1,069,359	(6,458)	1,062,901
Allowance for loan losses	(13,009)	13,009	—
Fixed assets	7,389	(194)	7,195
Core deposit intangible	198	11,382	11,580
Deferred tax assets	11,849	(6,859)	4,990
Other assets	19,495	(330)	19,165
Total assets acquired	$1,245,740	$10,550	$1,256,290
LIABILITIES ASSUMED
Deposits	$1,081,727	$1,224	$1,082,951
Borrowings	40,755	397	41,152
Other Liabilities	8,956	(622)	8,334
Total liabilities assumed	1,131,438	999	1,132,437
Excess of assets acquired over liabilities assumed	$114,302	$9,551	123,853
Consideration paid			245,761
Goodwill recognized			$121,908
Heritage Oaks Bancorp Acquisition

Effective as of April 1, 2017, the Company completed the acquisition of Heritage Oaks Bancorp ("HEOP"), the holding company of Heritage Oaks Bank, a Paso Robles, California based state-chartered bank (“Heritage Oaks Bank”) with $2.0 billion in total assets, $1.4 billion in gross loans and $1.7 billion in total deposits at March 31, 2017. Heritage Oaks Bank operated branches within San Luis Obispo and Santa Barbara Counties and a loan production office in Ventura County.

Pursuant to the terms of the merger agreement, each outstanding share of HEOP common stock was converted into the right to receive 0.3471 shares of corporate common stock. The value of the total deal consideration was approximately $468 million, which included approximately $3.9 million of aggregate cash consideration payable to holders of HEOP share-based compensation awards, and the issuance of 11,959,022 shares of the Corporation's common stock, which had a value of $38.55 per share, which was the closing price of the Corporation's common stock on March 31, 2017, the last trading day prior to the consummation of the acquisition.

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

The following table represents the assets acquired and liabilities assumed of HEOP as of April 1, 2017 and the fair value adjustments and amounts recorded by the Company in 2017 under the acquisition method of accounting:

	HEOP Book Value	Fair Value Adjustments	Fair Value
ASSETS ACQUIRED	(dollars in thousands)
Cash and cash equivalents	$78,728	$—	$78,728
Investment securities	447,520	(4,597)	442,923
Loans, gross	1,387,949	(23,300)	1,364,649
Allowance for loan losses	(17,200)	17,200	—
Fixed assets	35,567	(665)	34,902
Core deposit intangible	—	28,123	28,123
Deferred tax assets	17,850	(6,567)	11,283
Other assets	55,223	(9)	55,214
Total assets acquired	$2,005,637	$10,185	$2,015,822
LIABILITIES ASSUMED
Deposits	1,668,079	1,471	1,669,550
Borrowings	141,996	(2,962)	139,034
Other Liabilities	7,290	771	8,061
Total liabilities assumed	1,817,365	(720)	1,816,645
Excess of assets acquired over liabilities assumed	$188,272	$10,905	199,177
Consideration paid			468,131
Goodwill recognized			$268,954

The fair values are estimates and are subject to adjustment for up to one year after the merger date. In the third quarter of 2017, the Company made a $1.1 million adjustment to deferred tax assets and the deal consideration. As of March 31, 2018, the Company finalized its fair values with this acquisition.

The Company accounted for these transactions under the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition.

The loan portfolios of Plaza and HEOP were recorded at fair value at the date of each acquisition. A valuation of Plaza and HEOP's loan portfolio was performed as of the acquisition dates to assess the fair value of the loan portfolio. The loan portfolios were both segmented into two groups; loan with credit deterioration and loans without credit deterioration, and then split further by loan type. The fair value was calculated on an individual loan basis using a discounted cash flow analysis. The discount rate utilized was based on a weighted average cost of capital, considering the cost of equity and cost of debt. Also factored into the fair value estimates were loss rates, recovery period and prepayment rates based on industry standards.

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

For loans acquired from Plaza and HEOP, the contractual amounts due, expected cash flows to be collected, interest component and fair value as of the respective acquisition dates were as follows:

	Acquired Loans
	Plaza	HEOP
	(dollars in thousands)
Contractual amounts due	$1,708,685	$1,717,191
Cash flows not expected to be collected	20,152	4,442
Expected cash flows	1,688,533	1,712,749
Interest component of expected cash flows	625,592	348,100
Fair value of acquired loans	$1,062,941	$1,364,649

In accordance with generally accepted accounting principles, there was no carryover of the allowance for loan losses that had been previously recorded by Plaza and HEOP.

The operating results of the Company for the three months ended March 31, 2018, December 31, 2017 and March 31, 2017 include the operating results of Plaza and HEOP since its acquisition date. The following table presents the net interest and other income, net income and earnings per share as if the acquisition of Plaza and HEOP were effective as of January 1, 2017. There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Three Months Ended
	March 31,	December 31,	March 31,
	2018	2017	2017
	(dollars in thousands)
Net interest and other income	$86,694	$90,469	$77,840
Net income	28,002	12,189	13,771
Basic earnings per share	0.61	0.27	0.30
Diluted earnings per share	0.60	0.26	0.30

Note 5 – Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	March 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Agency	$44,208	$60	$(104)	$44,164
Corporate	103,671	1,084	(349)	104,406
Municipal bonds	225,201	1,522	(3,066)	223,657
Collateralized mortgage obligation: residential	32,223	97	(611)	31,709
Mortgage-backed securities: residential	470,502	111	(11,306)	459,307
Total investment securities available-for-sale	875,805	2,874	(15,436)	863,243
Investment securities held-to-maturity:
Mortgage-backed securities: residential	23,434	—	(644)	22,790
Other	1,125	—	—	1,125
Total investment securities held-to-maturity	24,559	—	(644)	23,915
Total investment securities	$900,364	$2,874	$(16,080)	$887,158

	December 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Agency	$47,051	$236	$(78)	$47,209
Corporate	78,155	1,585	(194)	79,546
Municipal bonds	228,929	3,942	(743)	232,128
Collateralized mortgage obligation: residential	33,984	132	(335)	33,781
Mortgage-backed securities: residential	398,664	266	(4,165)	394,765
Total investment securities available-for-sale	786,783	6,161	(5,515)	787,429
Investment securities held-to-maturity:
Mortgage-backed securities: residential	17,153	—	(209)	16,944
Other	1,138	—	—	1,138
Total investment securities held-to-maturity	18,291	—	(209)	18,082
Total investment securities	$805,074	$6,161	$(5,724)	$805,511

Unrealized gains and losses on investment securities available-for-sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At March 31, 2018, the Company had an accumulated other comprehensive loss of $12.6 million, or $8.9 million net of tax, compared to an accumulated other comprehensive loss of $646,000, or $415,000 net of tax, at December 31, 2017.

At March 31, 2018, mortgage-backed securities ("MBS ") with an estimated par value of $59.7 million and a fair value of $60.1 million were pledged as collateral for the Bank’s two repurchase agreements, which totaled $18.5 million, and homeowner’s association (“HOA”) reverse repurchase agreements, which totaled $25.4 million.

At December 31, 2017, MBS with an estimated par value of $55.6 million and a fair value of $57.0 million were pledged as collateral for the Bank’s three repurchase agreements, which totaled $28.5 million, and HOA reverse repurchase agreements, which totaled $17.6 million.

At March 31, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

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

The Company did not realize any OTTI losses for the three months ended March 31, 2018 and December 31, 2017.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	March 31, 2018
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Investment securities available-for-sale:
Agency	19	$42,806	$(82)	1	$1,358	$(22)	20	$44,164	$(104)
Corporate	22	98,346	(210)	2	6,060	(139)	24	104,406	(349)
Municipal bonds	289	207,591	(1,960)	32	16,066	(1,106)	321	223,657	(3,066)
Collateralized mortgage obligation: residential	11	23,452	(351)	3	8,257	(260)	14	31,709	(611)
Mortgage-backed securities: residential	105	355,559	(6,875)	42	103,748	(4,431)	147	459,307	(11,306)
Total investment securities available-for-sale	446	727,754	(9,478)	80	135,489	(5,958)	526	863,243	(15,436)
Investment securities held-to-maturity:
Mortgage-backed securities: residential	4	16,773	(421)	1	6,017	(223)	5	22,790	(644)
Total investment securities held-to-maturity	4	16,773	(421)	1	6,017	(223)	5	22,790	(644)
Total investment securities	450	$744,527	$(9,899)	81	$141,506	$(6,181)	531	$886,033	$(16,080)

	December 31, 2017
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Investment securities available-for-sale:
Agency	6	$13,754	$(78)	—	$—	$—	6	$13,754	$(78)
Corporate	4	10,079	(64)	2	6,076	(130)	6	16,155	(194)
Municipal bonds	103	61,313	(268)	30	15,658	(475)	133	76,971	(743)
Collateralized mortgage obligation: residential	5	13,971	(149)	3	8,943	(186)	8	22,914	(335)
Mortgage-backed securities: residential	66	220,951	(1,600)	41	110,062	(2,565)	107	331,013	(4,165)
Total investment securities available-for-sale	184	320,068	(2,159)	76	140,739	(3,356)	260	460,807	(5,515)
Investment securities held-to-maturity:
Mortgage-backed securities: residential	2	10,745	(133)	1	6,198	(76)	3	16,943	(209)
Total investment securities held-to-maturity	2	10,745	(133)	1	6,198	(76)	3	16,943	(209)
Total investment securities	186	$330,813	$(2,292)	77	$146,937	$(3,432)	263	$477,750	$(5,724)

The amortized cost and estimated fair value of investment securities at March 31, 2018, by contractual maturity are shown in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Agency	$—	$—	$—	$—	$19,761	$19,726	$24,447	$24,438	$44,208	$44,164
Corporate	—	—	—	—	91,671	92,330	12,000	12,076	103,671	104,406
Municipal bonds	4,463	4,463	31,257	31,194	73,327	72,004	116,154	115,996	225,201	223,657
Collateralized mortgage obligation: residential	—	—	—	—	1,007	1,009	31,216	30,700	32,223	31,709
Mortgage-backed securities: residential	2,572	2,565	2,346	2,283	93,312	91,605	372,272	362,854	470,502	459,307
Total investment securities available-for-sale	7,035	7,028	33,603	33,477	279,078	276,674	556,089	546,064	875,805	863,243
Investment securities held-to-maturity:
Mortgage-backed securities: residential	—	—	—	—	—	—	23,434	22,790	23,434	22,790
Other	—	—	—	—	—	—	1,125	1,125	1,125	1,125
Total investment securities held-to-maturity	—	—	—	—	—	—	24,559	23,915	24,559	23,915
Total investment securities	$7,035	$7,028	$33,603	$33,477	$279,078	$276,674	$580,648	$569,979	$900,364	$887,158

During the three months ended March 31, 2018, the Company recognized gross gains on sales of available-for-sale securities in the amount of $6,000, which represents adjustments to 2017 year end investment sales that settled in January 2018. There were no gross gains on sales of available-for-sale securities during the three months ended March 31, 2017 and December 31, 2017. The Company did not recognize any gross losses on the sales of available-for sale securities during the three months ended March 31, 2018 and March 31, 2017. The Company recognized gross losses on the sales of available-for-sale securities in the amount of $252,000 and had net proceeds of $14 million for the three months ended and December 31, 2017.

FHLB, FRB and other stock

At March 31, 2018, the Company had $17.3 million in Federal Home Loan Bank (“FHLB”) stock, $33.2 million in Federal Reserve Bank of San Francisco (“FRB”) stock, and $31.7 million in other stock, all carried at cost. During the three months ended March 31, 2018 and December 31, 2017, the FHLB did not repurchase any of the Company’s excess FHLB stock through their stock repurchase program. The Company evaluates its investments in FHLB, FRB and other stock for impairment periodically, including their capital adequacy and overall financial condition. No impairment losses have been recorded through March 31, 2018.

Note 6 – Loans Held for Investment

The following table sets forth the composition of our loan portfolio in dollar amounts at the dates indicated:

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Business loans
Commercial and industrial	$1,062,385	$1,086,659
Franchise	692,846	660,414
Commercial owner occupied (1)	1,268,869	1,289,213
SBA	182,626	185,514
Agribusiness	149,256	116,066
Total business loans	3,355,982	3,337,866
Real estate loans
Commercial non-owner occupied	1,227,693	1,243,115
Multi-family	817,963	794,384
One-to-four family (2)	266,324	270,894
Construction	319,610	282,811
Farmland	136,522	145,393
Land	34,452	31,233
Total real estate loans	2,802,564	2,767,830
Consumer loans
Consumer loans	86,206	92,931
Gross loans held for investment (3)	6,244,752	6,198,627
Deferred loan origination costs/(fees) and premiums/(discounts), net	(2,911)	(2,159)
Loans held for investment	6,241,841	6,196,468
Allowance for loan losses	(30,502)	(28,936)
Loans held for investment, net	$6,211,339	$6,167,532

Loans held for sale, at lower of cost or fair value	$29,034	$23,426
______________________________
(1) Secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans held for investment for March 31, 2018 and December 31, 2017 are net of the unaccreted fair value net purchase discounts of $24.5 million and $29.1 million, respectively.

Loans Serviced for Others

The Company generally retains the servicing rights of the guaranteed portion of SBA loans sold, for which the Company records a servicing asset at fair value within other assets. At March 31, 2018 and December 31, 2017, the servicing asset totaled $8.8 million and was included in other assets. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. At March 31, 2018 and December 31, 2017, the Company determined that no valuation allowance was necessary.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans and participations serviced for others were $621 million at March 31, 2018 and $635 million at December 31, 2017.

Concentration of Credit Risk

As of March 31, 2018, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located predominately in California. The Company’s loan portfolio contains concentrations of credit in multi-family real estate, commercial non-owner occupied real estate and commercial owner occupied real estate and business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and continues to diversify its loan portfolio through loan originations, purchases and sales to meet approved concentration levels. While management believes that the collateral presently securing these loans is adequate, there can be no assurances that a significant deterioration in the California real estate market or economy would not expose the Company to significantly greater credit risk.

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus and likewise in excess of 15% of the Bank's unimpaired capital plus surplus for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $345 million for secured loans and $207 million for unsecured loans at March 31, 2018. At March 31, 2018, the Bank’s largest aggregate outstanding balance of loans to one borrower was $45.0 million of secured credit.

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

Risk grades are based on a six-grade Pass scale; along with Special Mention, Substandard, Doubtful and Loss classifications, as such classifications are defined by the regulatory agencies. The assignment of risk grades allows the Company to, among other things; identify the risk associated with each credit in the portfolio, and to provide a basis for estimating credit losses inherent in the portfolio. Risk grades are reviewed regularly by the Company’s Credit and Portfolio Review committee, and are reviewed annually by an independent third party, as well as by regulatory agencies during scheduled examinations.

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

The following tables stratify the loan portfolio by the Company’s internal risk grading as of the periods indicated:

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
March 31, 2018	(dollars in thousands)
Business loans
Commercial and industrial	$1,041,457	$8,172	$12,756	$—	$1,062,385
Franchise	692,846	—	—	—	692,846
Commercial owner occupied	1,262,138	4,170	18,220	—	1,284,528
SBA	193,527	890	1,573	—	195,990
Agribusiness	136,139	—	13,117	—	149,256
Real estate loans
Commercial non-owner occupied	1,226,642	—	1,051	—	1,227,693
Multi-family	816,506	—	1,457	—	817,963
One-to-four family	264,574	145	1,605	—	266,324
Construction	318,923	687	—	—	319,610
Farmland	135,413	—	1,109	—	136,522
Land	34,221	—	231	—	34,452
Consumer loans
Consumer loans	86,071	—	135	—	86,206
Totals	$6,208,457	$14,064	$51,254	$—	$6,273,775

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
December 31, 2017	(dollars in thousands)
Business loans
Commercial and industrial	$1,063,452	$8,163	$15,044	$—	$1,086,659
Franchise	660,414	—	—	—	660,414
Commercial owner occupied	1,273,381	654	21,180	—	1,295,215
SBA	199,468	1	3,469	—	202,938
Agribusiness	108,143	4,079	3,844	—	116,066
Real estate loans
Commercial non-owner occupied	1,242,045	—	1,070	—	1,243,115
Multi-family	794,156	—	228	—	794,384
One-to-four family	268,776	154	1,964	—	270,894
Construction	282,294	517	—	—	282,811
Farmland	144,234	44	1,115	—	145,393
Land	30,979	—	254	—	31,233
Consumer loans
Consumer loans	92,794	—	137	—	92,931
Totals	$6,160,136	$13,612	$48,305	$—	$6,222,053

The following tables set forth delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due
	Current	30-59	60-89	90+	Total Gross Loans	Non-accruing
March 31, 2018	(dollars in thousands)
Business loans
Commercial and industrial	$1,056,886	$5,241	$93	$165	$1,062,385	$1,067
Franchise	692,846	—	—	—	692,846	—
Commercial owner occupied	1,280,900	153	—	3,475	1,284,528	3,475
SBA	194,064	785	991	150	195,990	1,218
Agribusiness	149,256	—	—	—	149,256	—
Real estate loans
Commercial non-owner occupied	1,227,693	—	—	—	1,227,693	—
Multi-family	816,732	—	—	1,231	817,963	1,231
One-to-four family	265,943	345	—	36	266,324	1,134
Construction	319,610	—	—	—	319,610	—
Farmland	136,522	—	—	—	136,522	—
Land	34,363	81	—	8	34,452	8
Consumer loans
Consumer loans	86,206	—	—	—	86,206	16
Totals	$6,261,021	$6,605	$1,084	$5,065	$6,273,775	$8,149

		Days Past Due
	Current	30-59	60-89	90+	Total Gross Loans	Non-accruing
December 31, 2017	(dollars in thousands)
Business loans
Commercial and industrial	$1,085,770	$84	$570	$235	$1,086,659	$1,160
Franchise	660,414	—	—	—	660,414	—
Commercial owner occupied	1,291,255	3,474	486	—	1,295,215	97
SBA	200,821	177	—	1,940	202,938	1,201
Agribusiness	116,066	—	—	—	116,066	—
Real estate loans
Commercial non-owner occupied	1,243,115	—	—	—	1,243,115	—
Multi-family	792,603	1,781	—	—	794,384	—
One-to-four family	269,725	354	—	815	270,894	817
Construction	282,811	—	—	—	282,811	—
Farmland	145,393	—	—	—	145,393	—
Land	31,141	83	—	9	31,233	9
Consumer loans
Consumer loans	92,880	11	—	40	92,931	—
Totals	$6,211,994	$5,964	$1,056	$3,039	$6,222,053	$3,284

Impaired Loans

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

The following tables provide a summary of the Company’s investment in impaired loans as of the period indicated:

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans
	(dollars in thousands)
March 31, 2018
Business loans
Commercial and industrial	$1,520	$1,067	$—	$1,067	$—
Commercial owner occupied	3,598	3,475	—	3,475	—
SBA	4,575	1,218	—	1,218	—
Real estate loans
Commercial non-owner occupied	—	—	—	—	—
Multi-family	1,231	1,231	—	1,231	—
One-to-four family	1,178	1,134	—	1,134	—
Land	35	8	—	8	—
Consumer loans
Consumer loans	17	16	—	16	—
Totals	$12,154	$8,149	$—	$8,149	$—

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans
	(dollars in thousands)
December 31, 2017
Business loans
Commercial and industrial	$1,585	$1,160	$—	$1,160	$—
Commercial owner occupied	98	97	97	—	55
SBA	4,329	1,201	—	1,201	—
Real estate loans
One-to-four family	849	817	—	817	—
Land	35	9	—	9	—
Totals	$6,896	$3,284	$97	$3,187	$55

	Impaired Loans
	Three Months Ended
	March 31, 2018		December 31, 2017		March 31, 2017
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(dollars in thousands)
Business loans
Commercial and industrial	$1,181	$—	$1,112	$—	$200	$5
Commercial owner occupied	3,475	—	125	—	192	3
SBA	1,241	—	1,123	—	307	5
Real estate loans
	821	—
One-to-four family	1,024	—	341	—	116	3
Construction	—	—	4,069	—	—	—
Land	8	—	9	—	14	1
Consumer loans
Consumer loans	$94	$—	—	—	—	—
Totals	$7,844	$—	$6,779	$—	$829	$17

(1) Cash basis and accrual basis is materially the same.

The following table provides additional detail on the components of impaired loans at the period end indicated:

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Nonaccruing loans	$8,149	$3,284
Accruing loans	—	—
Total impaired loans	$8,149	$3,284

When loans are placed on nonaccrual status, all accrued interest and outstanding is reversed from earnings. Payments received on nonaccrual loans are generally applied as a reduction to the loan principal balance. If the likelihood of further loss is remote, the Company will recognize interest on a cash basis only. Loans may be returned to accruing status if the Company believes that all remaining principal and interest is fully collectible and there has been at least three months of sustained repayment performance since the loan was placed on nonaccrual.

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest. The Company had impaired loans on nonaccrual status of $8.1 million at March 31, 2018 and $3.3 million at December 31, 2017. The Company had $73,000 in loans 90 days or more past due and still accruing at March 31, 2018, compared to $1.8 million at December 31, 2017.

There were no TDRs at March 31, 2018 and $97,000 at December 31, 2017. In addition, the Company had $14,000 in consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of March 31, 2018. This compares to $73,000 at December 31, 2017.

Purchased Credit Impaired Loans

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Business loans
Commercial and industrial	$3,134	$3,310
Commercial owner occupied	1,016	1,262
SBA	69	1,802
Real estate loans
Commercial non-owner occupied	1,122	1,650
One-to-four family	—	255
Construction/Land	768	600
Consumer loans	10	10
Total purchase credit impaired	$6,119	$8,889

On each acquisition date, the amount by which the undiscounted expected cash flows of the purchased credit impaired loans exceed the estimated fair value of the loan is the “accretable yield.” The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the purchased credit impaired loan. At March 31, 2018, the Company had $6.1 million of purchased credit impaired loans, of which none were placed on nonaccrual status.

The following table summarizes the accretable yield on the purchased credit impaired loans for the three months ended March 31, 2018, December 31, 2017 and March 31, 2017.

	Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2017
	(dollars in thousands)
Balance at the beginning of period	$3,019	$3,148	$3,747
Additions	—	1,066	—
Accretion	(236)	(308)	(629)
Payoffs	(1,850)	(2,164)	—
Reclassification from (to) nonaccretable difference	776	1,277	483
Balance at the end of period	$1,709	$3,019	$3,601

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

The Company’s base ALLL factors are determined by management using the Bank’s annualized actual trailing charge-off data over a full credit cycle with the loss emergence period extending from 1 year to 1.4 years. Adjustments to those base factors are made for relevant internal and external factors. Those factors may include:

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

The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio as of and for the three months ended for the periods indicated:

	Three Months Ended March 31, 2018
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Agribusiness	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Farmland	Land	Consumer loans	Total
	(dollars in thousands)
Balance, December 31, 2017	$9,721	$5,797	$767	$2,890	$1,291	$1,266	$607	$803	$4,569	$137	$993	$95	$28,936
Charge-offs	(665)	—	—	(29)	—	—	—	—	—	—	—	(52)	(746)
Recoveries	25	—	8	26	—	—	—	—	—	—	—	—	59
Provisions for (reduction in) loan losses	411	298	16	(73)	814	71	(15)	(58)	506	97	179	7	2,253
Balance, March 31, 2018	$9,492	$6,095	$791	$2,814	$2,105	$1,337	$592	$745	$5,075	$234	$1,172	$50	$30,502

Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
General portfolio allocation	9,492	6,095	791	2,814	2,105	1,337	592	745	5,075	234	1,172	50	30,502
Loans individually evaluated for impairment	1,067	—	3,475	1,218	—	—	1,231	1,134	—	—	8	16	8,149
Specific reserves to total loans individually evaluated for impairment	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	$1,061,318	$692,846	$1,265,394	$181,408	$149,256	$1,227,693	$816,732	$265,190	$319,610	$136,522	$34,444	$86,190	$6,236,603
General reserves to total loans collectively evaluated for impairment	0.89%	0.88%	0.06%	1.55%	1.41%	0.11%	0.07%	0.28%	1.59%	0.17%	3.40%	0.06%	0.49%
Total gross loans held for investment	$1,062,385	$692,846	$1,268,869	$182,626	$149,256	$1,227,693	$817,963	$266,324	$319,610	$136,522	$34,452	$86,206	$6,244,752
Total allowance to gross loans held for investment	0.89%	0.88%	0.06%	1.54%	1.41%	0.11%	0.07%	0.28%	1.59%	0.17%	3.40%	0.06%	0.49%

	Three Months Ended March 31, 2017
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Multi-family	One-to-four family	Construction	Land	Consumer loans	Total
	(dollars in thousands)
Balance, December 31, 2016	$6,362	$3,845	$1,193	$1,039	$2,927	$365	$3,632	$198	$20	$21,296
Charge-offs	(752)	—	—	(8)	—	—	—	—	—	(760)
Recoveries	22	—	12	2	—	1	—	—	—	37
Provisions for (reduction in) loan losses	1,317	629	27	112	(124)	7	395	6	1	2,502
Balance, March 31, 2017	$6,949	$4,474	$1,232	$1,145	$2,803	$373	$4,027	$204	$21	$23,075

Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
General portfolio allocation	6,949	4,474	1,232	1,145	2,803	373	4,027	204	21	23,075
Loans individually evaluated for impairment	—	—	86	298	—	115	—	14	—	513
Specific reserves to total loans individually evaluated for impairment	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	$593,457	$493,158	$482,209	$96,188	$682,237	$100,308	$298,279	$19,724	$3,930	$3,381,934
General reserves to total loans collectively evaluated for impairment	1.17%	0.91%	0.26%	1.19%	0.41%	0.37%	1.35%	1.03%	0.53%	0.68%
Total gross loans held for investment	$593,457	$493,158	$482,295	$96,486	$682,237	$100,423	$298,279	$19,738	$3,930	$3,382,447
Total allowance to gross loans held for investment	1.17%	0.91%	0.26%	1.19%	0.41%	0.37%	1.35%	1.03%	0.53%	0.68%

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

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, statutory trust created under the laws of the State of Delaware. The Subordinated Debentures are subordinated to effectively all borrowings of the Corporation and are due and payable on April 6, 2034. Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 4.47% per annum, as of March 31, 2018. The Subordinated Debentures may be redeemed, in part or whole, on or after April 7, 2009 at the option of the Corporation, at par. The Subordinated Debentures can also be redeemed at par if certain events occur that impact the tax treatment of the capital treatment of the issuance. The Corporation also purchased a 3% minority interest totaling $310,000 in PPBI Trust I. The balance of equity of PPBI Trust I is comprised of mandatorily redeemable securities (“Trust Preferred Securities”) and is included in other assets. PPBI Trust I sold $10,000,000 of Trust Preferrred Securities to investors in a private offering.

On April 1, 2017, as part of the Heritage Oaks acquisition, the Corporation assumed $5.2 million of floating rate junior subordinated debt securities associated with Heritage Oaks Capital Trust II. Interest is payable quarterly at three-month LIBOR plus 1.72% per annum, for an effective rate of 3.41% per annum as of March 31, 2018. At March 31, 2018, the carrying value of these debentures was $3.9 million, which reflects purchase accounting fair value adjustments of $1.3 million. The Corporation also assumed $3.1 million and $5.2 million of floating rate junior subordinated debt associated with Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust, respectively. At March 31, 2018, the carrying value of Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust were $2.8 million and $3.8 million, respectively, which reflects purchase accounting fair value adjustments of $321,000 and $1.4 million, respectively. Interest is payable quarterly at three-month LIBOR plus 2.95% per annum, for an effective rate of 4.67% per annum as of March 31, 2018 for Mission Community Capital Trust I. Interest is payable quarterly at three-month LIBOR plus 1.48% per annum, for an effective rate of 3.20% per annum as of March 31, 2018 for Santa Lucia Bancorp (CA) Capital Trust. These three debentures are callable by the Corporation at par.

On November 1, 2017, as part of the Plaza acquisition, the Company assumed three subordinated notes totaling $25 million at a fixed interest rate of 7.125% payable in arrears on a quarterly basis. The notes have a maturity date of June 26, 2025 and are also redeemable in whole or in part from time to time beginning in June 26, 2020 at an amount equal to 103.0% of principal plus accrued unpaid interest. The redemption price decreases 50 basis points each subsequent year.
The Corporation is not allowed to consolidate any trust preferred securities into the Company’s consolidated financial statements. The resulting effect on the Company’s consolidated financial statements is to report only the subordinated debentures relating to trust preferred securities as a component of the Company’s liabilities.

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

The impact of stock options, which are anti-dilutive are excluded from the computations of diluted earnings per share. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. The following table sets forth the weighted average number of stock options excluded for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2018	2017	2017

Weighted average stock options excluded	—	1,228	—

The following tables set forth the Company’s earnings per share calculations for the periods indicated:

	Three Months Ended
	March 31, 2018			December 31, 2017			March 31, 2017
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(dollars in thousands, except per share data)
Net income	$28,002			$16,171			$9,521
Basic income available to common stockholders	28,002	45,893,496	$0.61	16,171	43,797,403	$0.37	9,521	27,528,940	$0.35
Dilutive effect of share-based compensation	—	758,563		—	816,945		—	668,280
Diluted income available to common stockholders plus assumed conversions	$28,002	46,652,059	$0.60	$16,171	44,614,348	$0.36	$9,521	28,197,220	$0.34

Note 10 – Fair Value of Financial Instruments

The fair value of an asset or liability is the exchange price that would be received to sell that asset or paid to transfer that liability (exit price) in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach, and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including both those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis and a non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value are discussed below.

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.
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

Impaired Loans and Other Real Estate Owned – A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost. As such, the Company records impaired loans as Level 3. At March 31, 2018, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management and has concluded no reserves or write-downs are necessary.

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

The fair value estimates presented herein are based on pertinent information available to management as of the periods indicated, representing an exit price.

	At March 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$128,996	$128,996	$—	$—	$128,996
Interest-bearing time deposits with financial institutions	3,693	3,693	—	—	3,693
Investments held-to-maturity	24,559	—	23,915	—	23,915
Investment securities available-for-sale	863,243	—	863,243	—	863,243
FHLB, FRB and other stock	82,115	N/A	N/A	N/A	N/A
Loans held for sale	29,034	—	31,255	—	31,255
Loans held for investment, net	6,241,841	—	—	6,254,567	6,254,567
Derivative asset	2,717	—	2,717	—	2,717
Accrued interest receivable	27,073	27,073	—	—	27,073

Liabilities:
Deposit accounts	6,192,273	5,074,330	1,109,351	—	6,183,681
FHLB advances	439,647	—	438,664	—	438,664
Other borrowings	43,876	—	43,991	—	43,991
Subordinated debentures	105,188	—	115,544	—	115,544
Derivative liability	2,717	—	2,717	—	2,717
Accrued interest payable	1,638	1,638	—	—	1,638

	At December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$200,064	$200,064	$—	$—	$200,064
Interest-bearing time deposits with financial institutions	3,693	3,693	—	—	3,693
Investments held-to-maturity	18,291	—	18,082	—	18,082
Investment securities available-for-sale	787,429	—	787,429	—	787,429
FHLB, FRB and other stock	65,881	N/A	N/A	N/A	N/A
Loans held for sale	23,426	—	23,524	—	23,524
Loans held for investment, net (1)	6,167,532	—	—	6,269,366	6,269,366
Derivative asset	1,135	—	1,135	—	$1,135
Accrued interest receivable	27,053	27,053	—	—	27,053

Liabilities:
Deposit accounts	6,085,868	5,001,053	1,074,564	—	6,075,617
FHLB advances	490,148	—	489,823	—	489,823
Other borrowings	46,139	—	46,373	—	46,373
Subordinated debentures	105,123	—	115,159	—	115,159
Derivative liability	1,135	—	1,135	—	1,135
Accrued interest payable	2,131	2,131	—	—	2,131
(1) The estimated fair value of loans held for investment, net for December 31, 2017 is not based on an exit price assumption.

The following fair value hierarchy table presents information about the Company’s financial instruments measured at fair value on a recurring basis at the dates indicated:

	March 31, 2018
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Agency	$—	$44,164	$—	$44,164
Corporate	—	104,406	—	104,406
Municipal bonds	—	223,657	—	223,657
Collateralized mortgage obligation	—	31,709	—	31,709
Mortgage-backed securities	—	459,307	—	459,307
Total securities available-for-sale	$—	$863,243	$—	$863,243

	December 31, 2017
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Agency	$—	$47,209	$—	$47,209
Corporate	—	79,546	—	79,546
Municipal bonds	—	232,128	—	232,128
Collateralized mortgage obligation	—	33,781	—	33,781
Mortgage-backed securities	—	394,765	—	394,765
Total securities available-for-sale	$—	$787,429	$—	$787,429

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

Note 11 – Derivative Instruments

From time to time, the Company enters into interest rate swap agreements with certain borrowers to assist them in mitigating their interest rate risk exposure associated with the loans they have with the Company. At the same time, the Company enters into identical interest rate swap agreements with another financial institution to mitigate the Company’s interest rate risk exposure associated with the swap agreements it enters into with its borrowers. The Company had swaps with matched terms with an aggregate notional amount of $58.2 million and a fair value of $2.7 million at March 31, 2018 and an aggregate notional amount of $58.6 million and a fair value of $1.1 million at December 31, 2017. The fair values of these swaps are recorded as components of other assets and other liabilities in the Company’s condensed consolidated balance sheet. Changes in the fair value of these swaps, which occur due to changes in interest rates, are recorded in the Company’s income statement as a component of noninterest income. Since the terms of the swap agreements between the Company and its borrowers have been matched with the terms of swap agreements with another financial institution, the adjustments for the change in their fair value offset each other in non-interest income.
Although changes in the fair value of swap agreements between the Company and borrowers and the Company and other financial institutions offset each other, changes in the credit risk of these counterparties may result in a difference in the fair value of these swap agreements. Offsetting swap agreements the Company has with other financial institutions are collateralized with cash, and swap agreements with borrowers are secured by the collateral arrangements for the underlying loans these borrowers have with the Company. During the three months ended March 31, 2018 and December 31, 2017, there were no losses recorded on swap agreements, attributable to the change in credit risk associated with a counterparty. All interest rate swap agreements entered into by the Company as of March 31, 2018 and December 31, 2017 are not designated as hedging instruments.
The following tables summarize the Company's derivative instruments, included in "other assets" and "other liabilities" in the consolidated statements of financial condition:

	March 31, 2018
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts	$58,150	$2,717	$58,150	$2,717
Total derivative instruments	$58,150	$2,717	$58,150	$2,717

	December 31, 2017
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts	$58,599	$1,135	$58,599	$1,135
Total derivative instruments	$58,599	$1,135	$58,599	$1,135

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
Financial instruments that are eligible for offset in the consolidated statements of financial condition as of March 31, 2018 are presented in the table below:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (1)	Net Amount
	(dollars in thousands)
March 31, 2018
Financial assets:
Derivatives not designated as hedging instruments	$2,717	$—	$2,717	—	$—	$2,717
Total	$2,717	$—	$2,717	—	$—	$2,717

Financial liabilities:
Derivatives not designated as hedging instruments	$2,717	—	$2,717	—	—	$2,717
Total	$2,717	—	$2,717	—	—	$2,717

(1) Represents cash collateral held with counterparty bank.

Financial instruments that are eligible for offset in the consolidated statements of financial condition as of December 31, 2017 are presented in the table below:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (1)	Net Amount
	(dollars in thousands)
December 31, 2017
Financial assets:
Derivatives not designated as hedging instruments	$1,833	$(698)	$1,135	—	$—	$1,135
Total	$1,833	$(698)	$1,135	—	$—	$1,135

Financial liabilities:
Derivatives not designated as hedging instruments	$1,135	—	$1,135	—	—	$1,135
Total	$1,135	—	$1,135	—	—	$1,135

(1) Represents cash collateral held with counterparty bank.

Note 13 – Subsequent Events

Pacific Premier Bancorp, Inc. and Grandpoint Capital, Inc.
On February 9, 2018, we entered into a definitive agreement with Grandpoint Capital, Inc. ("Grandpoint") to acquire Grandpoint and its wholly-owned, California-chartered state bank subsidiary, Grandpoint Bank. Grandpoint is headquartered in Los Angeles, California with $3.2 billion in total assets, $2.4 billion in gross loans and $2.4 billion in total deposits at December 31, 2017. Grandpoint operates 14 regional offices in Southern California, Arizona and Vancouver, Washington. Under the terms of the definitive agreement, each share of Grandpoint common stock will be converted into the right to receive 0.4750 shares of Company common stock.

The proposed transaction is expected to close in the third quarter of 2018, subject to satisfaction of customary closing conditions, including regulatory approvals and approval of Grandpoint’s and the Corporation’s shareholders. Certain Grandpoint shareholders, as well as Grandpoint's directors and executive officers have entered into agreements with the Corporation pursuant to which they have committed to provide written consents with respect to Grandpoint's common stock in favor of the acquisition.

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

•
The effect of acquisitions we may make, such as our currently pending acquisition of Grandpoint, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations;

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

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking information and statements to reflect actual results or changes in the factors affecting the forward-looking information and statements. For information on the factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our 2017 Annual Report.

Forward-looking information and statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us. Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov.

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Annual Report, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the year ending December 31, 2018.

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

We provide banking services within our targeted markets in California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve. Additionally, through our HOA Banking and Lending and Franchise Capital units we can provide customized cash management, electronic banking services and credit facilities to HOAs, HOA management companies and quick service restaurant ("QSR") franchise owners nationwide. Our corporate headquarters are located in Irvine, California. At March 31, 2018, the Bank operated 33 full-service depository branches in California located in the counties of Orange, Los Angeles, Riverside, San Bernardino, San Diego, San Luis Obispo and Santa Barbara, California as well as Clark County, Nevada. Through our branches and our web site at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment. We also offer a variety of loan products, including commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans, and home equity loans. The Bank funds it's lending and investment activities with retail and commercial deposits obtained through its branches, advances from the FHLB, lines of credit, and wholesale and brokered certificates of deposits.

Our principal source of income is the net spread between interest earned on loans and investments and the interest costs associated with deposits and borrowings used to finance the loan and investment portfolios. Additionally, the Bank generates fee income from loan and investment sales and various products and services offered to both depository and loan customers.

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies that govern the application of U.S. GAAP in the preparation of our financial statements. Our significant accounting policies are described in the Notes to the Consolidated Financial Statements in our 2017 Annual Report. There have been no significant changes to our Critical Accounting Policies as described in our 2017 Annual Report.

Certain accounting policies require management to make estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities; management considers these to be critical accounting policies. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at balance sheet dates and our results of operations for future reporting periods.

We consider the ALLL to be a critical accounting policy that requires judicious estimates and assumptions in the preparation of our financial statements that is particularly susceptible to significant change. For further information, see “Allowances for Loan Losses” discussed in Note 7 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Note 5 to the Consolidated Financial Statements in our 2017 Annual Report.

PLAZA ACQUISITION

Effective November 1, 2017, the Company acquired Plaza, and its wholly-owned bank subsidiary, Plaza Bank, a California chartered banking corporation headquartered in Irvine, based state-chartered bank, pursuant to the terms of a definitive agreement entered into by the Corporation and Plaza on August 8, 2017. As a result of the Plaza acquisition, the Bank acquired and recorded at the acquisition date assets with a fair value of approximately $1.3 billion, including:

•	$1.1 billion of gross loans;

•	$122 million in goodwill;

•	$150 million of cash and cash equivalents;

•	$19.2 million of other types of assets;

•	$7.2 million in fixed assets; and

•	$11.6 million of a core deposit intangible.

Also as a result of the Plaza acquisition, the Company recorded $251 million of equity in connection with the Corporation’s stock issued to Plaza shareholders as part of the acquisition consideration and assumed at acquisition date liabilities with a fair value of approximately $1.1 billion, including:

•	$1.1 billion in deposit transaction accounts; and

•	$8.3 million other liabilities.

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

The acquisition was an opportunity for the Company to further strengthen its competitive position as one of the premier community banks headquartered in Southern California. The integration and system conversion of Plaza was completed in May 2018.

HEOP ACQUISITION

Effective April 1, 2017, the Company acquired HEOP, and its wholly-owned bank subsidiary, Heritage Oaks Bank, a Paso Robles, California, based state-chartered bank, pursuant to the terms of a definitive agreement entered into by the Corporation and HEOP on December 12, 2016. As a result of the HEOP acquisition, the Bank acquired and recorded at the acquisition date assets with a fair value of approximately $2.0 billion, including:

•	$1.4 billion of gross loans;

•	$443 million in investment securities;

•	$269 million in goodwill;

•	$78.7 million of cash and cash equivalents;

•	$55.2 million of other types of assets;

•	$34.9 million in fixed assets; and

•	$28.1 million of a core deposit intangible.

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

NON-GAAP MEASURES

For periods presented below, return on average tangible common equity is a non-GAAP financial measure derived from U.S. GAAP-based amounts. We calculate these figures by excluding core deposit intangible ("CDI") amortization expense and exclude the average CDI and average goodwill from the average stockholders’ equity during the period. Management believes that the exclusion of such items from these financial measures provides useful information to an understanding of the operating results of our core business. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on U.S. GAAP measures. As other companies may use different calculations for these adjusted measures, this presentation may not be comparable to other similarly titled adjusted measures reported by other companies.

	Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2017

	(dollars in thousands)
Net income	$28,002	$16,171	$9,521
Plus CDI amortization expense	2,274	2,111	511
Less CDI amortization expense tax adjustment (1)	548	815	167
Net income for average tangible common equity	29,728	17,467	9,865

Average stockholders’ equity	1,255,754	1,161,174	469,432
Less average CDI	42,220	40,274	9,274
Less average goodwill	493,357	454,362	102,490
Average tangible common equity	$720,177	$666,538	$357,668
Return on average tangible common equity (2)	16.51%	10.48%	11.03%
______________________________
(1) CDI amortization expense adjusted by quarterly effective tax rate.
(2) Ratio is annualized.

RESULTS OF OPERATIONS

In the first quarter of 2018, we reported net income of $28.0 million, or $0.60 per diluted share. This compares with net income of $16.2 million, or $0.36 per diluted share, for the fourth quarter of 2017. The increase in net income was primarily driven by a decrease in income tax of $10.5 million and an increase in interest income of $5.1 million and a decrease in merger-related expense of $4.5 million, partially offset by an increase in compensation and benefits expense of $3.0 million and an increase in interest expense of $2.0 million.

Net income of $28.0 million, or $0.60 per diluted share, for the first quarter of 2018 compares to net income for the first quarter of 2017 of $9.5 million, or $0.34 per diluted share. The increase in net income of $18.5 million was primarily due to the $39.6 million increase in net interest income resulting from average interest-earning asset growth of $3.5 billion. The increase in average interest-earning assets was primarily from the acquisitions of Plaza and HEOP and organic loan growth since the end of the first quarter of 2017. The increase was partially offset by a $20.1 million increase in noninterest expense, including increases of $14.0 million in compensation and benefits expense, $2.3 million in premises and occupancy expense, $1.8 million in CDI amortization expense and $1.5 million data processing expense, partially offset a decrease of $4.0 million in merger-related expense.

For the three months ended March 31, 2018, the Company’s return on average assets was 1.39% and return on average tangible common equity was 16.51%. For the three months ended December 31, 2017, the return on average assets was 0.87% and the return on average tangible common equity was 10.48%. For the three months ended March 31, 2017, the return on average assets was 0.94% and the return on average tangible common equity was 11.03%.

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

Net interest income totaled $81.3 million in the first quarter of 2018, an increase of $3.1 million, or 4.0%, from the fourth quarter of 2017. The increase in net interest income was primarily due to the full quarter inclusion of Plaza, which was acquired on November 1, 2017, as well as higher average asset balances and yields on our loans and investments. These increases were partially offset by lower accretion income and prepayment fees, as well as higher deposit and borrowing costs, and two less days of interest in the first quarter of 2018 compared to the fourth quarter of 2017.

Net interest margin for the first quarter was 4.50%, compared with 4.56% in the prior quarter. The decrease was principally driven by lower accretion income of $3.7 million, compared to $4.7 million of accretion income in the fourth quarter of 2017, as well as lower prepayment and other loan related fees of approximately $500,000. Excluding the impact of accretion, our core net interest margin was unchanged at 4.26%, compared to the prior quarter. Higher earnings asset yields of 12 basis points were partially offset by higher deposit interest costs of 7 basis points and the impact of lower total fees of 5 basis points.

Net interest income for the first quarter of 2018 increased $39.6 million, or 95%, compared to the first quarter of 2017. The increase was primarily related to an increase in average interest-earning assets of $3.5 billion, which resulted primarily from our organic loan growth since the end of the first quarter of 2017 and our acquisition of Plaza in the fourth quarter of 2017 and the acquisition of HEOP during the second quarter of 2017.

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

	Average Balance Sheet
	Three Months Ended
	March 31, 2018			December 31, 2017			March 31, 2017
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$167,240	$313	0.76%	$172,644	$333	0.77%	$86,849	$84	0.39%
Investment securities	924,687	6,341	2.74	824,634	5,229	2.54	450,075	2,907	2.58
Loans receivable, net	6,237,968	84,173	5.47	5,800,849	80,122	5.48	3,315,792	42,436	5.19
Total interest-earning assets	7,329,895	90,827	5.03	6,798,127	85,684	5.00	3,852,716	45,427	4.78
Noninterest-earning assets	715,529			676,466			196,041
Total assets	$8,045,424			$7,474,593			$4,048,757
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$348,110	$114	0.13	$328,938	$115	0.14	$195,258	$53	0.11
Money market	2,189,912	3,159	0.59	2,077,823	2,404	0.46	1,133,676	972	0.35
Savings	223,992	79	0.14	222,344	76	0.14	103,449	38	0.15
Retail certificates of deposit	756,625	1,388	0.74	708,382	1,204	0.67	372,208	685	0.75
Wholesale/brokered certificates of deposit	334,214	1,174	1.42	253,645	798	1.25	201,774	387	0.78
Total interest-bearing deposits	3,852,853	5,914	0.62	3,591,132	4,597	0.51	2,006,365	2,135	0.43
FHLB advances and other borrowings	508,142	2,024	1.62	396,248	1,471	1.47	265,224	604	0.92
Subordinated debentures	105,153	1,608	6.12	96,602	1,446	5.99	69,394	985	5.68
Total borrowings	613,295	3,632	2.40	492,850	2,917	2.35	334,618	1,589	1.93
Total interest-bearing liabilities	4,466,148	9,546	0.87	4,083,982	7,514	0.73	2,340,983	3,724	0.65
Noninterest-bearing deposits	2,262,895			2,152,455			1,208,045
Other liabilities	60,627			76,982			30,297
Total liabilities	6,789,670			6,313,419			3,579,325
Stockholders’ equity	1,255,754			1,161,174			469,432
Total liabilities and equity	$8,045,424			$7,474,593			$4,048,757
Net interest income		$81,281			$78,170			$41,703
Net interest rate spread			4.16%			4.27%			4.13%
Net interest margin			4.50%			4.56%			4.39%
Ratio of interest-earning assets to interest-bearing liabilities			164.12%			166.46%			164.58%

Changes in our net interest income are a function of changes in volumes, days in a period and rates of interest-earning assets and interest-bearing liabilities. The following table presents the impact the volume, days in a period and rate changes have had on our net interest income for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•	Changes in volume (changes in volume multiplied by prior rate);

•	Changes in days in a period (changes in days in a period multiplied by daily interest);

•	Changes in interest rates (changes in interest rates multiplied by prior volume); and

•	The net change or the combined impact of volume, days in a period and rate changes allocated proportionately to changes in volume, days in a period and changes in interest rates.

	Three Months Ended March 31, 2018 Compared to Three Months Ended December 31, 2017 Increase (decrease) due to
	Volume	Days	Rate	Net
	(dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$(9)	$(7)	$(4)	$(20)
Investment securities	675	—	437	1,112
Loans receivable, net	6,069	(1,871)	(147)	4,051
Total interest-earning assets	6,735	(1,878)	286	5,143
Interest-bearing liabilities
Interest checking	(6)	(3)	8	(1)
Money market	132	(70)	693	755
Savings	5	(2)	—	3
Retail certificates of deposit	84	(31)	131	184
Wholesale/brokered certificates of deposit	282	(26)	120	376
FHLB advances and other borrowings	438	(45)	160	553
Subordinated debentures	139	—	23	162
Total interest-bearing liabilities	1,074	(177)	1,135	2,032
Change in net interest income	$5,661	$(1,701)	$(849)	$3,111

	Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017 Increase (decrease) due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$113	$116	$229
Investment securities	3,242	192	3,434
Loans receivable, net	39,319	2,418	41,737
Total interest-earning assets	42,674	2,726	45,400
Interest-bearing liabilities
Interest checking	49	12	61
Money market	1,261	926	2,187
Savings	44	(3)	41
Retail certificates of deposit	712	(9)	703
Wholesale/brokered certificates of deposit	349	438	787
FHLB advances and other borrowings	777	643	1,420
Subordinated debentures	564	59	623
Total interest-bearing liabilities	3,756	2,066	5,822
Change in net interest income	$38,918	$660	$39,578

Provision for Loan Losses

A provision for loan losses of $2.3 million was recorded for the first quarter of 2018, compared with a provision for loan losses of $2.2 million for the quarter ended December 31, 2017. The slight increase in our provision for loan losses was primarily due to higher net charge-offs and, to a lesser extent, incremental changes in our new origination's composition. Net loan charge-offs were $687,000 for the first quarter of 2018, compared with net loan charge-offs of $392,000 for the quarter ended December 31, 2017.

The $2.3 million provision for loan losses during the first quarter of 2018 decreased by $249,000 from the first quarter of 2017. Net loan charge-offs were $392,000 for the first quarter of 2018, compared with net loan charge-offs of $723,000 from the first quarter of 2017.

For purchased credit impaired loans, charge-offs are recorded when there is a decrease in the estimated cash flows of the credit from original cash flow estimates. Purchased credit impaired loans were recorded at their estimated fair value, which incorporated our estimated expected cash flows until the ultimate resolution of these credits. To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan losses or charge-offs will be recognized into earnings or against the allowance, if applicable. To the extent actual or projected cash flows are more than originally estimated, the increase in cash flows is prospectively recognized in loan interest income. Due to the accounting rules associated with our purchased credit impaired loans, each quarter we are required to re-estimate cash flows, which could cause volatility in our reported net interest margin and provision for loan losses. During the three months ended March 31, 2018, an additional allowance of $143,000 was recorded associated with certain purchased credit impaired loans. See “Allowance for Loan Losses” discussed below in this Quarterly Report on Form 10-Q.

Noninterest Income

Noninterest income for the first quarter of 2018 was $7.7 million, a decrease of $1.8 million, or 19%, from the fourth quarter of 2017. The decrease from the fourth quarter of 2017 was related to a $2.2 million decrease in recoveries for pre-acquisition charged-off loans in other income, and a $373,000 decrease in net gain from the sale of loans, partially offset by increases in loan servicing and deposit fees, driven primarily by the full quarter inclusion of Plaza.

During the quarter, the Bank sold $35.7 million of Small Business Administration ("SBA") loans for a gain of $2.7 million, compared with $36.0 million of SBA loans sold and a gain of $2.8 million in the prior quarter. Additionally, the Bank sold one commercial real estate loan during the quarter for a gain of $230,000, compared with commercial loan sales of $48.4 million for a net gain of $577,000 in the fourth quarter of 2017.

Noninterest income for the first quarter of 2018 increased $3.0 million, or 64%, compared to the first quarter of 2017. The increase from the first quarter of 2017 was primarily related to a $969,000 increase in debit card interchange fees, an $886,000 increase in other income, and an $809,000 increase in service charges on deposit accounts.

Noninterest Expense

 Noninterest expense totaled $49.8 million for the first quarter of 2018, a decrease of $87,000, or 0.2%, compared with the fourth quarter of 2017. The decrease was primarily due to a $4.5 million decrease in merger-related expense of $936,000 in the first quarter of 2018 compared with $5.4 million for the fourth quarter of 2017.

Excluding the merger-related expense, noninterest expense increased $4.4 million to $48.9 million, primarily due to compensation and benefits increasing $3.0 million. The increase in compensation and benefits was principally driven by the inclusion of Plaza for the full quarter, as well as an increase in related to the new calendar year reset of payroll taxes and higher staffing levels.

In comparison to the first quarter of 2017, noninterest expense grew by $20.1 million, or 67%, compared to the first quarter of 2017. The increase in expense was primarily related to the additional costs from the operations, personnel and branches retained from the acquisitions of Plaza and HEOP, combined with our continued investment in personnel to support our organic growth in loans and deposits.

The Company’s efficiency ratio was 52.4% for the first quarter of 2018, compared to 48.2% for the fourth quarter of 2017 and 52.3% for the first quarter of 2017.

Income Taxes

For the three months ended March 31, 2018, December 31, 2017 and March 31, 2017, income tax expense was $8.9 million, $19.4 million and $4.6 million, respectively, and the effective income tax rate was 24.1%, 38.6% and 32.7%, respectively. The effective rate for the first quarter was favorably impacted by the reduction of the federal income tax rate from 35% to 21% under comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”) effective December 22, 2017, as well as benefits from the exercise of stock options and the vesting of other stock awards.

As of March 31, 2018, the Company has not yet completed its accounting for the enactment of the Tax Act; however, the Company believes it has reasonably estimated the effects of the Tax Act by recording a provisional income tax expense amount of $5.6 million for the year ended December 31, 2017 in accordance with SEC Staff Accounting Bulletin 118 (“SAB 118”). As required by SAB 118, the Company will continue to evaluate and re-measure, during 2018, the impact of the Tax Act on deferred tax amounts that existed at December 31, 2017. As a result of this process, the Company recorded an additional provisional income tax benefit of $34 thousand during the three months ended March 31, 2018. The Company is still completing its analysis of the impact of the Tax Act and will record any adjustments to the provisional amount as a component of income tax expense during the measurement period provided for under SAB 118.

The total amount of unrecognized tax benefits was $2.9 million and $2.9 million as of March 31, 2018 and December 31, 2017, respectively, primarily comprised of unrecognized tax benefits from an acquisition during

2017. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $0 at March 31, 2018 and December 31, 2017. As of March 31, 2018, the Company does not believe the unrecognized tax benefits will change within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued for $134,000 and $104,000 of the interest at March 31, 2018 and December 31, 2017, respectively. No amounts for penalties were accrued.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income and franchise taxes in multiple state jurisdictions. The statute of limitations for the assessment of taxes related to the consolidated federal income tax returns is closed for all tax years up to and including 2013. The expiration of the statute of limitations for the assessment of taxes related to the various state income and franchise tax returns varies by state.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has a valuation allowance of $382,000 against the a capital loss carryover deferred tax asset as of March 31, 2018, as the Company does not believe it will generate sufficient capital gain before the capital loss carryover expires.

FINANCIAL CONDITION

At March 31, 2018, assets totaled $8.1 billion, an increase of $62.3 million, or 0.8%, from December 31, 2017. The increase was primarily due to increases in gross loans and investment securities of $51.0 million and $82.1 million, respectively, partially offset by a decrease of $71.1 million in cash and cash equivalents.

Loans

Loans held for investment totaled $6.2 billion at March 31, 2018, an increase of $45.4 million, or 0.7%, from December 31, 2017. The increase from December 31, 2017 was the result of real estate loans increasing $34.7 million and business loans increasing $18.1 million , partially offset by consumer loans decreasing $6.7 million. Loans held for sale increased $5.6 million from December 31, 2017. Loans held for sale primarily represent the guaranteed portion of SBA loans, which the Bank originates for sale. The total end-of-period weighted average interest rate on loans at March 31, 2018 was 5.04%, compared to 4.95% at December 31, 2017.

The following table sets forth the composition of our loan portfolio in dollar amounts, as a percentage of the portfolio and gives the weighted average interest rate by loan category at the dates indicated:

	March 31, 2018			December 31, 2017
	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
	(dollars in thousands)
Business loans
Commercial and industrial	$1,062,385	17.0%	5.38%	$1,086,659	17.5%	5.18%
Franchise	692,846	11.1	5.25	660,414	10.7	5.23
Commercial owner occupied (1)	1,268,869	20.3	5.01	1,289,213	20.8	5.01
SBA	182,626	2.9	6.61	185,514	3.0	6.30
Agribusiness	149,256	2.4	4.88	116,066	1.9	4.62
Total business loans	3,355,982	53.7%	5.26%	3,337,866	53.9%	5.16%
Real estate loans
Commercial non-owner occupied	1,227,693	19.6	4.63	1,243,115	20.0	4.60
Multi-family	817,963	13.1	4.34	794,384	12.8	4.29
One-to-four family (2)	266,324	4.3	4.72	270,894	4.4	4.63
Construction	319,610	5.1	6.33	282,811	4.6	6.13
Farmland	136,522	2.2	4.59	145,393	2.3	4.52
Land	34,452	0.6	5.93	31,233	0.5	5.72
Total real estate loans	2,802,564	44.9%	4.76%	2,767,830	44.6%	4.68%
Consumer loans
Consumer loans	86,206	1.4	5.73	92,931	1.5	5.63
Gross loans held for investment (3)	6,244,752	100.0%	5.04%	6,198,627	100.0%	4.95%
Deferred loan origination costs/(fees) and premiums/(discounts), net	(2,911)			(2,159)
Loans held for investment	6,241,841			6,196,468
Allowance for loan losses	(30,502)			(28,936)
Loans held for investment, net	$6,211,339			$6,167,532

Loans held for sale, at lower of cost or fair value	29,034			23,426
______________________________
(1) Secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans held for investment for March 31, 2018 and December 31, 2017 are net of the unaccreted fair value net purchase discounts of $24.5 million and $29.1 million, respectively.

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. Loans delinquent 30 or more days as a percentage of loans held for investment were 0.20% at March 31, 2018, compared to 0.16% at December 31, 2017.

The following table sets forth delinquencies in the Company’s loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At March 31, 2018
Business loans
Commercial and industrial	5	$5,241	1	$93	3	$165	9	$5,499
Commercial owner occupied	1	153	—	—	1	3,475	2	3,628
SBA	2	785	2	991	1	150	5	1,926
Real estate loans
Multi-family	—	—	—	—	2	1,231	2	1,231
One-to-four family	1	345	—	—	2	36	3	381
Land	1	81	—	—	1	8	2	89
Total	10	$6,605	3	$1,084	10	$5,065	23	$12,754
Delinquent loans to loans held for investment		0.11%		0.02%		0.08%		0.20%

At December 31, 2017
Business loans
Commercial and industrial	3	$84	4	$570	4	$235	11	$889
Commercial owner occupied	1	3,474	1	486	—	—	2	3,960
SBA	2	177	—	—	5	1,940	7	2,117
Real estate loans
Multi-family	3	1,781	—	—	—	—	3	1,781
One-to-four family	1	354	—	—	4	815	5	1,169
Land	1	83	—	—	1	9	2	92
Consumer loans
Consumer	2	11	—	—	2	40	4	51
Total	13	$5,964	5	$1,056	16	$3,039	34	$10,059
Delinquent loans to loans held for investment		0.10%		0.02%		0.05%		0.16%
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

The loss factor for each segment of our loan portfolio is generally based on our actual historical loss rate experience supplemented by industry data where we lack loss history experience. The loss factor is adjusted by qualitative adjustment factors to arrive at a final loss factor for each loan portfolio segment. For additional information regarding the qualitative adjustments, please see “Allowances for Loan Losses” as discussed in our 2017 Annual Report. The qualitative factors allow management to assess current trends within our loan portfolio and the economic environment to incorporate their effect when calculating the ALLL. The final loss factors are applied to pass graded loans within our loan portfolio. Higher factors are applied to loans graded below pass, including classified and criticized assets.

No assurance can be given that we will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of our loan portfolio, in light of the prevailing factors, including economic conditions, which may adversely affect our market area or other circumstances, will not require significant increases in the loan loss allowance. In addition, regulatory agencies, as an integral part of their examination process, periodically review our ALLL and may require us to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

At March 31, 2018, our ALLL was $30.5 million, an increase of $1.6 million from December 31, 2017. The increase in the allowance for loan losses at March 31, 2018 was primarily due to higher net charge-offs of $687,000 and, to a lesser extent, incremental changes in our new loan originations composition. At March 31, 2018, given the composition of our loan portfolio, as well as the unamortized fair value discount of loans acquired, the ALLL was considered adequate to cover probable incurred losses inherent in the loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the ALLL change, the Company’s estimate of probable incurred loan losses could also change, which could affect the level of future provisions for loan losses.

The following table sets forth the Company’s ALLL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	March 31, 2018			December 31, 2017
Balance at End of Period Applicable to	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
	(dollars in thousands)
Business loans
Commercial and industrial	$9,492	0.89%	17.0%	$9,721	0.89%	17.5%
Franchise	6,095	0.88	11.1	5,797	0.88	10.7
Commercial owner occupied	791	0.06	20.3	767	0.06	20.8
SBA	2,814	1.54	2.9	2,890	1.56	3.0
Agribusiness	2,105	1.41	2.4	1,291	1.11	1.9
Real estate loans
Commercial non-owner occupied	1,337	0.11	19.6	1,266	0.10	20.0
Multi-family	592	0.07	13.1	607	0.08	12.8
One-to-four family	745	0.28	4.3	803	0.30	4.4
Construction	5,075	1.59	5.1	4,569	1.62	4.6
Farmland	234	0.17	2.2	137	0.09	2.3
Land	1,172	3.40	0.6	993	3.18	0.5
Consumer loans
Consumer loans	50	0.06	1.4	95	0.10	1.5
Total	$30,502	0.49%	100.0%	$28,936	0.47%	100.0%

At March 31, 2018, the ratio of ALLL to loans held for investment was 0.49%, an increase from 0.47% at December 31, 2017. Our remaining unamortized fair value discount on the loans acquired totaled $24.5 million at March 31, 2018, compared to $29.1 million at December 31, 2017.

The following table sets forth the activity within the Company’s ALLL in each of the loan categories listed for the periods indicated:

	Three Months Ended
	March 31,	December,	March 31,
	2018	2017	2017
	(dollars in thousands)
Balance, beginning of period	$28,936	$27,143	$21,296
Provision for loan losses	2,253	2,185	2,502
Charge-offs:
Business loans:
Commercial and industrial	(665)	(450)	(752)
SBA	(29)	—	(8)
Real estate:
One-to-four family	—	(10)	—
Consumer loans:
Consumer loans	(52)	—	—
Total charge-offs	(746)	(460)	(760)
Recoveries :
Business loans:
Commercial and industrial	25	24	22
Commercial owner occupied	8	11	12
SBA	26	2	2
Real estate:
One-to-four family	—	31	1
Total recoveries	59	68	37
Net loan (charge-offs) recoveries	(687)	(392)	(723)
Balance at end of period	$30,502	$28,936	$23,075

Ratios:
Net charge-offs (recoveries) to average total loans, net	0.01%	0.01%	0.02%
Allowance for loan losses to loans held for investment at end of period	0.49%	0.47%	0.68%

Investment Securities

We primarily use our investment portfolio for liquidity purposes and to support our interest rate risk management strategies. Investments totaled $888 million at March 31, 2018, an increase of $82.1 million from December 31, 2017, and $444 million from March 31, 2017. The increase in the first quarter of 2018 was primarily the result of $124 million in purchases, partially offset by approximately $28.5 million in principal payments/amortization/redemptions.

The following tables set forth the amortized cost, unrealized gains and losses, and estimated fair value of our investment securities portfolio at the dates indicated:

	March 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Agency	$44,208	$60	$(104)	$44,164
Corporate	103,671	1,084	(349)	104,406
Municipal bonds	225,201	1,522	(3,066)	223,657
Collateralized mortgage obligation: residential	32,223	97	(611)	31,709
Mortgage-backed securities: residential	470,502	111	(11,306)	459,307
Total investment securities available-for-sale	875,805	2,874	(15,436)	863,243
Investment securities held-to-maturity:
Mortgage-backed securities: residential	23,434	—	(644)	22,790
Other	1,125	—	—	1,125
Total securities held-to-maturity	24,559	—	(644)	23,915
Total investment securities	$900,364	$2,874	$(16,080)	$887,158

	December 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Agency	$47,051	$236	$(78)	$47,209
Corporate	78,155	1,585	(194)	79,546
Municipal bonds	228,929	3,942	(743)	232,128
Collateralized mortgage obligation: residential	33,984	132	(335)	33,781
Mortgage-backed securities: residential	398,664	266	(4,165)	394,765
Total investment securities available-for-sale	786,783	6,161	(5,515)	787,429
Investment securities held-to-maturity:
Mortgage-backed securities: residential	17,153	—	(209)	16,944
Other	1,138	—	—	1,138
Total investment securities held-to-maturity	18,291	—	(209)	18,082
Total investment securities	$805,074	$6,161	$(5,724)	$805,511

The following table sets forth the fair values and weighted average yields on our investment securities available-for-sale portfolio by contractual maturity at the date indicated:

	March 31, 2018
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
Investment securities available-for-sale:
Agency	$—	—%	$—	—%	$19,726	2.36%	$24,438	2.01%	$44,164	2.16%
Corporate	—	—	—	—	92,330	4.90	12,077	4.37	104,407	4.84
Municipal bonds	4,463	1.86	31,194	1.93	72,004	2.02	115,996	2.53	223,657	2.27
Collateralized mortgage obligation	—	—	—	—	1,009	2.17	30,700	2.57	31,709	2.55
Mortgage-backed securities	2,565	—	2,283	1.05	91,605	2.28	362,853	2.35	459,306	2.32
Total securities available-for-sale	7,028	1.18	33,477	1.87	276,674	3.09	546,064	2.43	863,243	2.61
Investment securities held-to-maturity:
Mortgage-backed securities	—	—	—	—	—	—	22,790	3.38	22,790	3.38
Other	—	—	—	—	—	—	1,125	0.93	1,125	0.93
Total securities held-to-maturity	—	—	—	—	—	—	23,915	3.26	23,915	3.26
Total securities	$7,028	1.18%	$33,477	1.87%	$276,674	3.09%	$569,979	2.47%	$887,158	2.62%

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

We recorded no impairment credit losses on available-for-sale securities in our consolidated statements of income for the three months ended March 31, 2018, December 31, 2017 and March 31, 2017.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), restructured loans, OREO and other assets owned. It is our general policy to account for a loan as nonaccrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful.

Nonperforming assets totaled $8.6 million, or 0.11% of total assets at March 31, 2018, an increase from $3.6 million, or 0.04% of total assets at December 31, 2017. At March 31, 2018, nonperforming loans totaled $8.1 million, or 0.13% of loans held for investment, an increase from $3.3 million, or 0.05% of loans held for investment at December 31, 2017. Other real estate owned decreased to $206,000 and other assets owned totaled $233,000.

      The following table sets forth our composition of nonperforming assets at the dates indicated:

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Nonperforming assets
Business loans:
Commercial and industrial	$1,067	$1,160
Commercial owner occupied	3,475	97
SBA	1,218	1,201
Real estate:
Multi-family	1,231	—
One-to-four family	1,134	817
Land	8	9
Consumer loans:
Consumer loans	16	—
Total nonperforming loans	8,149	3,284
Other real estate owned	206	326
Other assets owned	233	—
Total nonperforming assets	$8,588	$3,610

Allowance for loan losses	$30,502	$28,936
Allowance for loan losses as a percent of total nonperforming loans	374%	881%
Nonperforming loans as a percent of loans held for investment	0.13	0.05
Nonperforming assets as a percent of total assets	0.11	0.04

Liabilities and Stockholders’ Equity

Total liabilities were $6.82 billion at March 31, 2018, compared to $6.78 billion at December 31, 2017. The increase of $42.4 million, or 0.6%, from December 31, 2017 was primarily related to a $106 million, or 1.7%, increase in deposits from December 31, 2017, offset by a $52.7 million, or 8.2%, decrease in total borrowings from December 31, 2017.

Deposits.  At March 31, 2018, deposits totaled $6.2 billion, an increase of $106 million, or 1.7%, from December 31, 2017. Non-maturity deposits totaled $5.1 billion, or 82% of total deposits, an increase of $73.3 million, or 1.5%, from December 31, 2017, highlighted by an increase in noninterest-bearing checking of $85.7 million, $30.4 million in wholesale/brokered certificates of deposit and $2.7 million in retail certificates of deposit, partially offset by a $9.3 million decrease in interest checking and a $3.1 million decrease in money market/savings deposits.

The total end of period weighted average rate of deposits at March 31, 2018 was 0.42%, a decrease from 0.33% December 31, 2017.

Our ratio of loans held for investment to deposits was 100.8% and 101.8% at March 31, 2018 and December 31, 2017, respectively.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented:

	March 31, 2018			December 31, 2017
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Noninterest-bearing checking	$2,312,586	37.3%	—%	$2,226,848	36.7%	—%
Interest-bearing deposits:
Checking	355,895	5.7	0.13	365,193	6.0	0.13
Money market	2,176,833	35.2	0.49	2,181,571	35.8	0.48
Savings	229,036	3.7	0.13	227,436	3.7	0.13
Time deposit accounts:
Less than 1.00%	216,680	3.5	0.53	292,553	4.8	0.57
1.00 - 1.99	821,865	13.3	1.39	783,245	12.9	1.29
2.00 - 2.99	79,168	1.3	2.22	8,793	0.1	2.12
3.00 - 3.99	60	—	3.87	60	—	3.87
4.00 - 4.99	2	—	4.93	2	—	4.93
5.00 and greater	148	—	5.07	167	—	5.07
Total time deposit accounts	1,117,923	18.1	1.28	1,084,820	17.8	1.10
Total interest-bearing deposits	3,879,687	62.7	0.66	3,859,020	63.4	0.60
Total deposits	$6,192,273	100.0%	0.42%	$6,085,868	100.0%	0.33%

Borrowings.  At March 31, 2018, total borrowings amounted to $589 million, a decrease of $52.7 million, or 8.2%, from December 31, 2017. At March 31, 2018, total borrowings represented 7.3% of total assets and had an end of period weighted average rate of 2.6%, compared with 8.0% of total assets at a weighted average rate of 2.2% at December 31, 2017.

At March 31, 2018, total borrowings were comprised of the following:

•	FHLB advances of $440 million at 1.89%;

•	Subordinated notes of $60 million at 5.75% due September 3, 2024. For additional information about the subordinated notes, see Note 8 to the Consolidated Financial Statements in this report;

•
Two reverse repurchase agreements totaling $18.5 million at a weighted average rate of 3.46% due in September 2018. These agreements are secured by government sponsored entity mortgage-backed securities with a par value of $24.6 million and a fair value of $24.9 million;

•
HOA reverse repurchase agreements totaling $25.4 million at a weighted average rate of .01% and secured by government sponsored entity mortgage-backed securities with a par value of $35.1 million and a fair value of $36.2 million; and

•
Subordinated debentures used to fund the issuance of trust preferred securities in 2004 of $10.3 million at 4.47% due April 7, 2034. For additional information about the subordinated debentures and trust preferred securities, see Note 8 to the Consolidated Financial Statements in this report.

•
$5.2 million of floating rate junior subordinated debt securities to Heritage Oaks Capital Trust II. Interest is payable quarterly at three-month LIBOR plus 1.72% per annum, for an effective rate of 3.41% per annum as of March 31, 2018. At March 31, 2018, the carrying value of these debentures was $3.9 million, which reflects purchase accounting fair value adjustments of $1.3 million.

•
$3.1 million of floating rate junior subordinated debt associated with Mission Community Capital Trust I. The carrying value of Mission Community Capital Trust I was $2.8 million, which reflects purchase accounting fair value adjustments of $321,000. Interest is payable quarterly at three-month LIBOR plus 2.95% per annum, for an effective rate of 4.67% per annum as of March 31, 2018.

•
$5.2 million of floating rate junior subordinated debt associated Santa Lucia Bancorp (CA) Capital Trust. The carrying value of Santa Lucia Bancorp (CA) Capital Trust was $3.8 million, which reflects purchase accounting fair value adjustments $1.4 million. Interest is payable quarterly at three-month LIBOR plus 1.48% per annum, for an effective rate of 3.20% per annum as of March 31, 2018.

•	$25 million of subordinated notes at a fixed rate of 7.25% payable in arrears on a quarterly basis inherited as part of the Plaza 2017 acquisition.

The following table sets forth certain information regarding the Company’s borrowed funds at the dates indicated:

	March 31, 2018		December 31, 2017
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
FHLB advances	$439,649	1.89%	$490,148	1.49%
Reverse repurchase agreements	43,876	1.47	46,139	2.02
Subordinated debentures	105,188	5.92	105,123	5.60
Total borrowings	$588,713	2.58%	$641,410	2.21%

Weighted average cost of borrowings during the quarter	2.40%		2.35%
Borrowings as a percent of total assets	7.3		8.0

Stockholders’ Equity.  Total stockholders’ equity was $1.26 billion as of March 31, 2018, an increase from $1.24 billion at December 31, 2017. The current year increase of $19.9 million in stockholders’ equity was primarily related to net income for the first three months of 2018 of $28.0 million, offset by a decrease in accumulated other comprehensive income of $9.3 million.

Our book value per share increased to $27.12 at March 31, 2018 from $26.86 at December 31, 2017. At March 31, 2018, the Company’s tangible common equity to tangible assets ratio was 9.63%, an increase from 9.42% at December 31, 2017.

Tangible common equity to tangible assets (the “tangible common equity ratio”) is a non-GAAP financial measure derived from GAAP-based amounts. We calculate the tangible common equity ratio by deducting the balance of intangible assets from common shareholders’ equity and dividing by period end tangible assets, which also deducts intangible assets. We believe that this information is important to shareholders as tangible equity is a measure that is consistent with the calculation of capital for bank regulatory purposes, which excludes intangible assets from the calculation of risk-based ratios.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
GAAP Reconciliation
(dollars in thousands)

	March 31,	December 31,
	2018	2017
Total stockholders’ equity	$1,261,908	$1,241,996
Less: Intangible assets	534,525	536,343
Tangible common equity	$727,383	$705,653

Total assets	$8,086,816	$8,024,501
Less: Intangible assets	534,525	536,343
Tangible assets	$7,552,291	$7,488,158

Tangible common equity ratio	9.63%	9.42%

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

Our primary sources of funds generated during the first three months of 2018 were from:

•	Net increase of $106 million in deposit accounts;

•	Proceeds of $38.8 million from the sale and principal payments on loans held for sale; and

•	Principal payments on securities available-for-sale of $21.8 million.

We used these funds to:

•	Originate loans of $488 million;

•	Purchase of securities available-for-sale of $124 million;

•	Originate loans held for sale of $29.2 million; and

•	Reduce borrowings by $52.7 million.

Our most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on our operating, lending and investing activities during any given period. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. At March 31, 2018, cash and cash equivalents totaled $129 million and the market value of our investment securities available-for-sale totaled $863 million. If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve’s lending programs and loan sales. As of March 31, 2018, the maximum amount we could borrow through the FHLB was $3.6 billion, of which $1.1 billion was available for borrowing based on collateral pledged of $1.3 billion in real estate loans. At March 31, 2018, we had $440 million in FHLB borrowings against that available balance. At March 31, 2018, we also had unsecured lines of credit aggregating $221 million, which consisted of $168 million with other financial institutions from which to draw funds and $3.3 million with the FRB and one reverse repo line with a correspondent bank of $50 million. For the quarter ended March 31, 2018, our average liquidity ratio was 11.44%, which is above the Company's policy of 10.0%. The Company regularly models liquidity stress scenarios to ensure that adequate liquidity is available and has contingency funding plans in place, which are reviewed and tested on a regular basis.

To the extent that 2018 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 15% of total deposits, as a secondary source for funding. At March 31, 2018, we had $348 million in brokered time deposits, which constituted 5.6% of total deposits at that date.

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

During the periods presented, the Corporation did not pay any dividends on its common stock. It has been the Corporation's current to retain earnings to provide funds for use in its business. Although the Corporation has never declared or paid dividends on its common stock, the Corporation's board periodically reviews whether to declare or pay cash dividends, taking into account, among other things, general business conditions, the Company's financial results, future prospects, capital requirements, legal and regulatory restrictions, and such other factors as the Corporation's board may deem relevant.

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

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	March 31, 2018
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(dollars in thousands)
Contractual obligations
FHLB advances	$383,000	$23,500	$33,000	$—	$439,500
Other borrowings	43,876	—	—	—	43,876
Subordinated debentures	—	—	—	105,188	105,188
Certificates of deposit	861,852	232,706	14,600	8,765	1,117,923
Operating leases	6,156	10,321	4,024	2,559	23,060
Total contractual cash obligations	$1,294,884	$266,527	$51,624	$116,512	$1,729,547

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed. Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. As of March 31, 2018, we had commitments to extend credit on existing lines and letters of credit of $1.24 billion, compared to $1.23 billion at December 31, 2017 and $647 million at March 31, 2017.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	March 31, 2018
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(dollars in thousands)
Other commitments
Commercial and industrial	$553,438	$87,511	$18,378	$33,569	$692,896
Construction	156,949	163,802	7,406	—	328,157
Agribusiness and Farmland	22,024	4,513	10,320	1,754	38,611
Home equity lines of credit	4,779	6,922	4,171	63,713	79,585
Standby letters of credit	37,257	—	—	50	37,307
Credit card lines	—	—	—	1,772	1,772
All other	26,101	7,035	5,484	21,292	59,912
Total other commitments	$800,548	$269,783	$45,759	$122,150	$1,238,240

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

Final comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III”, became effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. The most significant of the provisions of the new capital rules, which apply to the Company and the Bank are as follows: the phase-out of trust preferred securities from Tier 1 capital, the higher risk-weighting of high volatility and past due real estate loans and the capital treatment of deferred tax assets and liabilities above certain thresholds.

Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At March 31, 2018, the Company and Bank are in compliance with the capital conservation buffer requirement. The capital conservation buffer will increase by 0.625% each year starting in 2016 through 2019, at which point, the common equity tier 1, tier 1 and total capital ratio minimums inclusive of the capital conservation buffer will be 7.0%, 8.5% and 10.5%, respectively.

As defined in applicable regulations and set forth in the table below, the Company and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the “well capitalized” standards at the dates indicated:

	Actual	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer Phase-In for 2018	Minimum Required Plus Capital Conservation Buffer Fully Phased-In	Minimum Required For Well Capitalized Requirement
At March 31, 2018
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	10.10%	4.00%	4.00%	4.00%	N/A
Common equity tier 1 capital ratio	10.67%	4.50%	6.38%	7.00%	N/A
Tier 1 capital ratio	10.96%	6.00%	7.88%	8.50%	N/A
Total capital ratio	12.64%	8.00%	9.88%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	11.00%	4.00%	4.00%	4.00%	5.00%
Common equity tier 1 capital ratio	11.93%	4.50%	6.38%	7.00%	6.50%
Tier 1 capital ratio	11.93%	6.00%	7.88%	8.50%	8.00%
Total capital ratio	12.39%	8.00%	9.88%	10.50%	10.00%

	Actual	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer Phase-In for 2017	Minimum Required Plus Capital Conservation Buffer Fully Phased-In	Minimum Required For Well Capitalized Requirement
At December 31, 2017
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	10.61%	4.00%	4.00%	4.00%	N/A
Common equity tier 1 capital ratio	10.48%	4.50%	5.750%	7.00%	N/A
Tier 1 capital ratio	10.78%	6.00%	7.250%	8.50%	N/A
Total capital ratio	12.46%	8.00%	9.250%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	11.59%	4.00%	4.00%	4.00%	5.00%
Common equity tier 1 capital ratio	11.77%	4.50%	5.750%	7.00%	6.50%
Tier 1 capital ratio	11.77%	6.00%	7.250%	8.50%	8.00%
Total capital ratio	12.22%	8.00%	9.250%	10.50%	10.00%

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Management believes that there have been no material changes in our quantitative and qualitative information about market risk since December 31, 2017. For a complete discussion of our quantitative and qualitative market risk, see “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our 2017 Annual Report.

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

Item 1A. Risk Factors

There are no material changes to the risk factors as previously disclosed under Item 1A of our 2017 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2012, the Corporation's board of directors authorized its second stock repurchase program. Under the repurchase program, management is authorized to repurchase up to 1,000,000 shares of the Corporation’s common stock. The program may be limited or terminated at any time without prior notice. The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the first quarter of 2018.

Month of Purchase	Total Number of shares purchased/ returned	Average price paid per share	Total number of shares repurchased as part of the publicly announced program	Maximum number of shares that may yet be purchased under the program at end of month
December-2017	—	—	—	762,545
January-2018	—	—	—	762,545
February-2018	—	—	—	762,545
March-2018	—	—	—	762,545
Total/Average	—	—	—	762,545

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit 2.1	Agreement and Plan of Reorganization, dated as of February 9, 2018, by and between Pacific Premier Bancorp, Inc. and Grandpoint Capital, Inc. (1)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference from the Registrant's Form 8-K filed with the SEC on February 12, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

May 10, 2018	By:	/s/ Steven R. Gardner
Date		Steven R. Gardner
Chairman, President and Chief Executive Officer
(principal executive officer)

May 10, 2018	By:	/s/ Ronald J. Nicolas, Jr.
Date		Ronald J. Nicolas, Jr.
Sr. Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Exhibit 2.1	Agreement and Plan of Reorganization, dated as of February 9, 2018, by and between Pacific Premier Bancorp, Inc. and Grandpoint Capital, Inc. (1)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference from the Registrant's Form 8-K filed with the SEC on February 12, 2018.