Form 10-Q
period 2018-06-30
PACIFIC PREMIER BANCORP INC
filed 2018-08-08
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

The number of shares outstanding of the registrant’s common stock as of August 7, 2018 was 62,387,594.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)
(unaudited)

ASSETS	June 30, 2018	December 31, 2017
Cash and due from banks	$30,025	$39,606
Interest-bearing deposits with financial institutions	101,443	157,558
Cash and cash equivalents	131,468	197,164
Interest-bearing time deposits with financial institutions	6,633	6,633
Investments held-to-maturity, at amortized cost (fair value of $31,127 as of June 30, 2018 and $18,082 as of December 31, 2017, respectively)	31,965	18,291
Investment securities available-for-sale, at fair value	874,700	787,429
FHLB, FRB and other stock, at cost	82,666	65,881
Loans held for sale, at lower of cost or fair value	13,879	23,426
Loans held for investment	6,277,586	6,196,224
Allowance for loan losses	(31,747)	(28,936)
Loans held for investment, net	6,245,839	6,167,288
Accrued interest receivable	27,420	27,060
Other real estate owned	220	326
Premises and equipment	54,049	53,155
Deferred income taxes, net	17,183	13,265
Bank owned life insurance	76,937	75,976
Intangible assets	37,938	43,014
Goodwill	494,672	493,329
Other assets	62,562	52,264
Total assets	$8,158,131	$8,024,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$2,349,464	$2,226,876
Interest-bearing:
Checking	342,986	365,193
Money market/savings	2,446,849	2,409,007
Retail certificates of deposit	823,425	714,751
Wholesale/brokered certificates of deposit	345,626	370,059
Total interest-bearing	3,958,886	3,859,010
Total deposits	6,308,350	6,085,886
FHLB advances and other borrowings	379,100	536,287
Subordinated debentures	105,253	105,123
Accrued expenses and other liabilities	76,903	55,209
Total liabilities	6,869,606	6,782,505
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 46,629,118 shares at June 30, 2018 and 46,245,050 shares at December 31, 2017 issued and outstanding	459	458
Additional paid-in capital	1,067,907	1,063,974
Retained earnings	232,372	177,149
Accumulated other comprehensive (loss) income	(12,213)	415
Total stockholders' equity	1,288,525	1,241,996
Total liabilities and stockholders' equity	$8,158,131	$8,024,501

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share data)
(unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2018	2018	2017	2018	2017
INTEREST INCOME
Loans	$85,625	$84,173	$63,554	$169,798	$105,990
Investment securities and other interest-earning assets	7,074	6,654	5,179	13,728	8,170
Total interest income	92,699	90,827	68,733	183,526	114,160
INTEREST EXPENSE
Deposits	7,756	5,914	3,081	13,670	5,216
FHLB advances and other borrowings	2,125	2,023	1,175	4,148	1,779
Subordinated debentures	1,647	1,609	1,139	3,256	2,124
Total interest expense	11,528	9,546	5,395	21,074	9,119
Net interest income before provision for credit losses	81,171	81,281	63,338	162,452	105,041
Provision for credit losses	1,761	2,253	1,945	4,014	4,190
Net interest income after provision for credit losses	79,410	79,028	61,393	158,438	100,851
NONINTEREST INCOME
Loan servicing fees	292	345	143	637	365
Service charges on deposit accounts	1,057	1,150	866	2,207	1,207
Other service fee income	169	146	495	315	874
Debit card interchange fee income	1,090	1,036	679	2,126	746
Earnings on bank-owned life insurance	617	611	689	1,228	1,025
Net gain from sales of loans	3,843	2,958	2,887	6,801	5,698
Net gain from sales of investment securities	330	6	2,093	336	2,093
Other income	753	1,414	907	2,167	1,434
Total noninterest income	8,151	7,666	8,759	15,817	13,442
NONINTEREST EXPENSE
Compensation and benefits	29,274	28,873	21,623	58,147	36,510
Premises and occupancy	5,045	4,781	3,733	9,826	6,186
Data processing	2,747	2,702	2,439	5,449	3,626
Other real estate owned operations, net	2	1	44	3	56
FDIC insurance premiums	581	611	818	1,192	1,273
Legal, audit and professional expense	1,816	1,839	1,178	3,655	2,035
Marketing expense	1,352	1,530	1,006	2,882	1,824
Office, telecommunications and postage expense	1,115	1,080	922	2,195	1,355
Loan expense	594	591	1,068	1,185	1,536
Deposit expense	2,302	1,676	1,669	3,978	3,113
Merger-related expense	943	936	10,117	1,879	15,063
CDI amortization	1,996	2,274	1,761	4,270	2,272
Other expense	2,309	2,914	2,077	5,223	3,610
Total noninterest expense	50,076	49,808	48,455	99,884	78,459
Net income before income taxes	37,485	36,886	21,697	74,371	35,834
Income tax	10,182	8,884	7,521	19,066	12,137
Net Income	$27,303	$28,002	$14,176	$55,305	$23,697
EARNINGS PER SHARE
Basic	$0.59	$0.61	$0.36	$1.20	$0.71
Diluted	0.58	0.60	0.35	1.18	0.69
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	46,053,077	45,893,496	39,586,524	45,973,727	33,591,040
Diluted	46,702,968	46,652,059	40,267,220	46,678,123	34,267,215

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2018	2018	2017	2018	2017
Net income	$27,303	$28,002	$14,176	$55,305	$23,697
Other comprehensive income, net of tax:
Unrealized holding (loss)/gain on securities arising during the period, net of income taxes (1)	(3,122)	(9,343)	6,336	(12,465)	7,349
Reclassification adjustment for net (gains) losses on sale of securities included in net income, net of income taxes (2)	(240)	(5)	(1,368)	(245)	(1,368)
Other comprehensive (loss) income, net of tax	(3,362)	(9,348)	4,968	(12,710)	5,981
Comprehensive income, net of tax	$23,941	$18,654	$19,144	$42,595	$29,678
______________________________
(1) Income tax (benefit) expense on the unrealized (loss)/gain on securities was $(1.3) million for the three months ended June 30, 2018, $(3.9) million for the three months ended March 31, 2018, $4.3 million for the three months ended June 30, 2017, $(5.2) million for the six months ended June 30, 2018 and $5.0 million for the six months ended June 30, 2017.

(2) Income tax expense (benefit) on the reclassification adjustment for net (gains) losses on sale of securities included in net income was $90,000 for the three months ended June 30, 2018, $1,000 for the three months ended March 31, 2018, $725,000 for the three months ended June 30, 2017, $91,000 for the six months ended June 30, 2018 and $725,000 for the six months ended June 30, 2017.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2017	46,245,050	$458	$1,063,974	$177,149	$415	$1,241,996
Net income	—	—	—	55,305	—	55,305
Other comprehensive income	—	—	—	—	(12,710)	(12,710)
Share-based compensation expense	—	—	3,917	—	—	3,917
Issuance of restricted stock, net	198,627	—	—	—	—	—
Repurchase of common stock	(28,849)	—	(1,579)	—	—	(1,579)
Exercise of stock options	214,290	1	1,595	—	—	1,596
Reclassification of certain tax effects of the Tax Cuts and Jobs Act	—	—	—	(82)	82	—
Balance at June 30, 2018	46,629,118	$459	$1,067,907	$232,372	$(12,213)	$1,288,525

Balance at December 31, 2016	27,798,283	$274	$345,138	$117,049	$(2,721)	$459,740
Net income	—	—	—	23,697	—	23,697
Other comprehensive income	—	—	—	—	5,981	5,981
Share-based compensation expense	—	—	2,797	—	—	2,797
Issuance of restricted stock, net	53,468	—	—	—	—	—
Common stock issued	11,959,022	120	464,862	—	—	464,982
Repurchase of common stock	—	—	(1,077)	—	—	(1,077)
Exercise of stock options	237,985	2	3,609	—	—	3,611
Balance at June 30, 2017	40,048,758	$396	$815,329	$140,746	$3,260	$959,731

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$55,305	$23,697
Adjustments to net income:
Depreciation and amortization expense	3,717	2,049
Provision for credit losses	4,014	4,190
Share-based compensation expense	3,917	2,796
Loss on sale and disposal of premises and equipment	52	200
Loss (gain) on sale of or write down of other real estate owned	21	(94)
Net amortization on securities	3,622	3,745
Net accretion of discounts/premiums for loans acquired and deferred loan fees/costs	(1,258)	1,722
Gain on sale of investment securities available-for-sale	(336)	(2,093)
Originations of loans held for sale	(72,699)	(61,448)
Proceeds from the sales of and principal payments from loans held for sale	94,223	65,508
Gain on sale of loans	(6,801)	(5,698)
Deferred income tax expense	1,963	912
Change in accrued expenses and other liabilities, net	20,954	4,696
Income from bank owned life insurance, net	(961)	(849)
Amortization of core deposit intangible	4,269	2,272
Change in accrued interest receivable and other assets, net	(3,383)	2,066
Net cash provided by operating activities	106,619	43,671

Cash flows from investing activities:
Change in other real estate owned from sales	108	182
Increase in loans, net	(88,772)	(254,468)
Purchase of held-to-maturity securities	(14,036)	—
Principal payments on held-to-maturity securities	318	798
Purchase of securities available-for-sale	(181,536)	(109,944)
Principal payments on securities available-for-sale	47,743	33,671
Proceeds from sale or maturity of securities available-for-sale	20,323	216,804
Proceeds from bank owned life insurance death benefit	—	199
Purchases of premises and equipment	(4,663)	(674)
Change in FHLB, FRB, and other stock, at cost	(16,648)	(9,569)
Change in cash acquired in acquisitions, net	(456)	77,144
Net cash used in investing activities	(237,619)	(45,857)

Cash flows from financing activities:
Net increase in deposit accounts	222,464	131,397
Net change in short-term borrowings	(146,677)	(59,321)
Repayment of long-term borrowings	(10,500)	—
Proceeds from exercise of stock options and warrants	1,596	3,611
Repurchase of common stock	(1,579)	(1,077)
Net cash provided by financing activities	65,304	74,610
Net (decrease) increase in cash and cash equivalents	(65,696)	72,424
Cash and cash equivalents, beginning of period	197,164	156,857
Cash and cash equivalents, end of period	$131,468	$229,281
Supplemental cash flow disclosures:
Interest paid	$20,053	$8,828
Income taxes paid	17,491	1,858
Noncash investing activities during the period:
Security settled (purchases) in subsequent period	5,033	(11,130)
Assets acquired (liabilities assumed and capital created) in acquisitions (See Note 4):
Investment securities	—	442,923
FHLB and other stock	—	9,739
Loans	—	1,364,688
Core deposit intangible	—	28,123
Deferred income tax	—	11,623
Goodwill	—	268,075
Fixed assets	—	34,902
Other assets	—	45,475
Deposits	—	(1,669,550)
Other borrowings	—	(139,034)
Other liabilities	—	(8,352)
Common stock and additional paid-in capital	—	(464,982)
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(UNAUDITED)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2018 and December 31, 2017, the results of its operations and comprehensive income for the three months ended June 30, 2018, March 31, 2018 and June 30, 2017 and the six months ended June 30, 2018 and 2017 and the changes in stockholders’ equity and cash flows for the six months ended June 30, 2018 and 2017. Operating results or comprehensive income for the six months ended June 30, 2018 are not necessarily indicative of the results or comprehensive income that may be expected for any other interim period or the full year ending December 31, 2018.

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

Note 2 – Recently Issued Accounting Pronouncements

Accounting Standards Adopted in 2018

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" or "Update") 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, which among other things reduced the maximum federal corporate tax rate from 35% to 21%. This Update addresses concerns about the guidance in current U.S. GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. That guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income ("AOCI") were originally recognized in other comprehensive income (rather than in income from continuing operations). As a result of the adjustment of deferred taxes being required to be included in income from continuing operations, the tax effects of items within accumulated other comprehensive income (referred to as stranded tax effects for purposes of this Update) do not reflect the appropriate tax rate. This Update allows for an election to reclassify between retained earnings and AOCI the impact of the federal income tax rate change. The amendments in this Update are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption of the amendments of this Update is permitted. The Company elected to early adopt in the first quarter of 2018. Accordingly, the Company recorded an increase to AOCI and a decrease to retain earnings of approximately $82,000 for stranded tax effects on investment available for sale securities in the first quarter of 2018.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This Update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this standard did not have a material effect on the Company's operating results or financial condition.

In August 2016, the FASB issued ASU 2016-15, Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This Update provides guidance on eight specific cash flow classification issues, which include: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or debt with coupon interest rates that are insignificant in relation to the effective interest rate; 3) contingent consideration payments made soon after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investments; 7) beneficial interest in securitization transactions; and 8) separately identifiable cash flows and the application of the predominance principle. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period; however, an entity is required to adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The adoption of this standard did not have a material effect on the Company's operating results or financial condition.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Changes made to the current measurement model primarily affect the accounting for equity securities with readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. This Update also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. This Update is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 did not have a material effect on the Company's operating results or financial condition. In accordance with the guidance, the Company measures the fair value of financial instruments reported at amortized cost on the statement of financial condition using the exit price notion. For further details, refer to Note 10 - Fair Value of Financial instruments.

ASU 2014-09, Revenue From Contracts With Customers (Topic 606), ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11 Revenue Recognition (Topic 605) and Derivatives ad Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU 2016-20 Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements to Topic 606. The FASB amended existing guidance related to revenue from contracts with customers, superseding and replacing nearly all existing revenue recognition guidance, including industry-specific guidance, establishing a new control-based revenue recognition model, changing the basis for deciding when revenue is recognized over time or at a point in time, providing new and more detailed guidance on specific topics and expanding and improving disclosures about revenue. In addition, this guidance specifies the accounting for some costs to obtain or fulfill a contract with a customer. The amendments are effective for public entities for annual reporting periods beginning after December 15, 2017.

The Company adopted the provisions of ASU 2014-09 and its related amendments effective January 1, 2018 utilizing the modified retrospective transition method and determined the adoption was insignificant to the financial statements. Since the impact upon adoption of ASU 2014-09 and its related amendments was insignificant to the financial statements, a cumulative effect adjustment to retained earnings was not deemed necessary.

The Company's review of its various revenue streams indicated that approximately 97% of the Company’s revenue is out of the scope of ASU 2014-09 and its related amendments, including all of the Company’s net interest income and a significant portion of non-interest income. For those revenue streams that are within the scope of ASU 2014-09 and its related amendments, the Company reviewed the associated customer contracts and agreements to determine the appropriate accounting for revenues under those contracts. The Company’s review did not identify any significant changes in the timing of revenue recognition under those contracts within the scope of ASU 2014-09 and its related amendments. Significant revenue streams that are within scope primarily relate to service charges and fees associated customer deposit accounts, as well as fees for various other services the Company provides its customers. As a result of the implementation of ASU 2014-09 and its related amendments, the Company will conduct a detailed review of its revenue streams at least annually, or more frequently if deemed necessary.

Recent Accounting Guidance Not Yet Effective

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchase Callable Debt Securities. This Update amends guidance on the amortization period of premiums on certain purchased callable debt securities. The amendments shorten the amortization period of premiums on purchased callable debt securities to the earliest call date. The Update should be applied on a modified retrospective basis through a cumulative-effect adjustment to beginning retained earnings. The effective date of ASU 2017-08 is for interim and annual reporting periods beginning after December 15, 2018. The adoption of this standard is not expected to have a material effect on the Company's operating results or financial condition.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This Update replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities, the Update is effective for annual periods beginning after December 15, 2019 and interim period within those annual periods. The Company is currently evaluating the effects of ASU 2016-13 on its financial statements and disclosures. The Company is in the process of compiling key data elements and implementing a software model that will meet the requirements of the new guidance.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This Update is being issued to increase the transparency and comparability around lease obligations. Previously unrecorded off-balance sheet obligations will now be recorded in the consolidated statements of financial condition, accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. The Update is generally effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently in the process of evaluating existing lease obligations and service agreements under the provisions of the new standard. This evaluation includes an assessment of the appropriate classification and related accounting of each lease agreement under the new standard, a review of applicability of the new standard to existing service agreements and gathering all essential lease data that will facilitate the application of the new standard. Upon adoption of the new standard articulated in this Update, the Company will record a liability representing an obligation to make future lease payments and will also record an asset representing rights to use the underlying leased assets. As of June 30, 2018, the Company believes these assets and liabilities to be recognized under the new standard will amount to less than 1% of the Company's total assets.

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

Revenue Recognition - The Company accounts for certain of its revenue streams in accordance with ASC 606 - Revenue from Contracts with Customers. Revenue streams within the scope of and accounted for under ASC 606 include: service charges and fees on deposit accounts, debit card interchange fees, fees from other services the Bank provides its customers and gains and losses from the sale of other real estate owned and property, premises and equipment. ASC 606 requires revenue to be recognized when the Company satisfies related performance obligations by transferring to the customer a good or service. The recognition of revenue under ASC 606 requires the Company to first identify the contract with the customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and finally recognize revenue when the performance obligations have been satisfied and the good or service has been transferred. The majority of the Company’s contracts with customers associated with revenue streams that are within the scope of ASC 606 are considered short-term in nature and can be canceled at any time by the customer or the Bank, such as a deposit account agreement. Other more significant revenue streams for the Company such as interest income on loans and investment securities are specifically excluded from the scope of ASC 606 and are accounted for under other applicable U.S. GAAP.

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

Goodwill and Core Deposit Intangible–Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate the necessity for such impairment tests to be performed. The Company has selected the fourth quarter as the period to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Core deposit intangible assets arising from whole bank acquisitions are amortized on either an accelerated basis, reflecting the pattern in which the economic benefits of the intangible assets is consumed or otherwise used up, or on a straight-line amortization method over their estimated useful lives, which range from 6 to 10 years.

Use of Estimates–The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Note 4 – Acquisitions

Plaza Bancorp Acquisition

Effective as of November 1, 2017, the Company completed the acquisition of Plaza Bancorp (“Plaza”), the holding company of Plaza Bank, a California-chartered bank with $1.3 billion in total assets, $1.1 billion in gross loans and $1.1 billion in total deposits at October 31, 2017.
Pursuant to the terms of the merger agreement, each outstanding share of Plaza common stock was converted into the right to receive 0.2000 shares of the Corporation's common stock. The value of the total deal consideration was approximately $246 million, which included approximately $6.5 million of aggregate cash consideration payable to holders of unexercised options and warrants exercisable for shares of Plaza common stock, and the issuance of 6,049,373 shares of the Corporation's common stock, which had a value of $40.40 per share, which was the closing price of the Corporation's common stock on October 31, 2017, the last trading day prior to the consummation of the acquisition.
Goodwill in the amount of $123 million was recognized in the Plaza acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill recognized in this transaction is not deductible for income tax purposes.

The following table represents the assets acquired and liabilities assumed of Plaza as of November 1, 2017 and the fair value adjustments and amounts recorded by the Company in 2017 under the acquisition method of accounting:

	Plaza Book Value	Fair Value Adjustments	Fair Value
ASSETS ACQUIRED	(dollars in thousands)
Cash and cash equivalents	$150,459	$—	$150,459
Loans, gross	1,069,359	(6,458)	1,062,901
Allowance for loan losses	(13,009)	13,009	—
Fixed assets	7,389	(194)	7,195
Core deposit intangible	198	10,575	10,773
Deferred tax assets	11,849	(6,343)	5,506
Other assets	19,495	(589)	18,906
Total assets acquired	$1,245,740	$10,000	$1,255,740
LIABILITIES ASSUMED
Deposits	$1,081,727	$1,224	$1,082,951
Borrowings	40,755	397	41,152
Other liabilities	8,956	(451)	8,505
Total liabilities assumed	1,131,438	1,170	1,132,608
Excess of assets acquired over liabilities assumed	$114,302	$8,830	123,132
Consideration paid			245,761
Goodwill recognized			$122,629
The fair values are estimates and are subject to adjustment for up to one year after the merger date. Since the acquisition, the Company has made net adjustments of $1.3 million related to core deposit intangibles, deferred tax assets, loans and other assets and liabilities.

Heritage Oaks Bancorp Acquisition

Effective as of April 1, 2017, the Company completed the acquisition of Heritage Oaks Bancorp ("HEOP"), the holding company of Heritage Oaks Bank, a California-chartered bank (“Heritage Oaks Bank”) with $2.0 billion in total assets, $1.4 billion in gross loans and $1.7 billion in total deposits at March 31, 2017.

Pursuant to the terms of the merger agreement, each outstanding share of HEOP common stock was converted into the right to receive 0.3471 shares of the Corporation's common stock. The value of the total deal consideration was approximately $467 million, which included approximately $3.9 million of aggregate cash consideration payable to holders of HEOP share-based compensation awards, and the issuance of 11,959,022 shares of the Corporation's common stock, which had a value of $38.55 per share, which was the closing price of the Corporation's common stock on March 31, 2017, the last trading day prior to the consummation of the acquisition.

Goodwill in the amount of $270 million was recognized in the HEOP acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill recognized in this transaction is not deductible for income tax purposes.

The following table represents the assets acquired and liabilities assumed of HEOP as of April 1, 2017 and the fair value adjustments and amounts recorded by the Company in 2017 under the acquisition method of accounting:

	HEOP Book Value	Fair Value Adjustments	Fair Value
ASSETS ACQUIRED	(dollars in thousands)
Cash and cash equivalents	$78,728	$—	$78,728
Investment securities	445,299	(2,376)	442,923
Loans, gross	1,384,949	(20,261)	1,364,688
Allowance for loan losses	(17,200)	17,200	—
Fixed assets	35,567	(665)	34,902
Core deposit intangible	3,207	24,916	28,123
Deferred tax assets	17,850	(7,606)	10,244
Other assets	55,235	(21)	55,214
Total assets acquired	$2,003,635	$11,187	$2,014,822
LIABILITIES ASSUMED
Deposits	1,668,085	1,465	1,669,550
Borrowings	139,150	(116)	139,034
Other Liabilities	8,059	293	8,352
Total liabilities assumed	1,815,294	1,642	1,816,936
Excess of assets acquired over liabilities assumed	$188,341	$9,545	197,886
Consideration paid			467,439
Goodwill recognized			$269,553

The fair values are estimates and are subject to adjustment for up to one year after the merger date. In the third quarter of 2017, the Company made a $1.1 million adjustment to deferred tax assets and the deal consideration. During the quarter ended June 30, 2018, the Company finalized its fair values with this acquisition.

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

The Company also determined the fair value of the core deposit intangible, securities and deposits with the assistance of third-party valuations as well as the fair value of other real estate owned ("OREO') was based on recent appraisals of the properties.

The core deposit intangible on non-maturing deposits was determined by evaluating the underlying characteristics of the deposit relationships, including customer attrition, deposit interest rates, service charge income, overhead expense and costs of alternative funding. Since the fair value of intangible assets are calculated as if they were stand-alone assets, the presumption is that a hypothetical buyer of the intangible asset would be able to take advantage of potential tax benefits resulting from the asset purchase. The value of the benefit is the present value over the period of the tax benefit, using the discount rate applicable to the asset.

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

In accordance with U.S. GAAP, there was no carryover of the allowance for loan losses that had been previously recorded by Plaza and HEOP.

The operating results of the Company for the three months ended June 30, 2018, March 31, 2018 and June 30, 2017 and the six months ended June 30, 2018 and June 30, 2017 include the operating results of Plaza and HEOP since its acquisition date. The following table presents the net interest and other income, net income and earnings per share as if the acquisition of Plaza and HEOP were effective as of January 1, 2017. There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2018	2018	2017	2018	2017
	(dollars in thousands)
Net interest and other income	$87,969	$86,694	$85,210	$174,663	$163,050
Net income	27,303	28,002	17,710	55,305	31,481
Basic earnings per share	0.59	0.61	0.39	1.20	0.69
Diluted earnings per share	0.58	0.60	0.38	1.18	0.68

Note 5 – Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	June 30, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Agency	$41,567	$—	$(490)	$41,077
Corporate	93,126	433	(1,057)	92,502
Municipal bonds	221,806	1,281	(3,186)	219,901
Collateralized mortgage obligation: residential	29,747	81	(670)	29,158
Mortgage-backed securities: residential	505,817	58	(13,813)	492,062
Total investment securities available-for-sale	892,063	1,853	(19,216)	874,700
Investment securities held-to-maturity:
Mortgage-backed securities: residential	30,854	—	(838)	30,016
Other	1,111	—	—	1,111
Total investment securities held-to-maturity	31,965	—	(838)	31,127
Total investment securities	$924,028	$1,853	$(20,054)	$905,827

	December 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Agency	$47,051	$236	$(78)	$47,209
Corporate	78,155	1,585	(194)	79,546
Municipal bonds	228,929	3,942	(743)	232,128
Collateralized mortgage obligation: residential	33,984	132	(335)	33,781
Mortgage-backed securities: residential	398,664	266	(4,165)	394,765
Total investment securities available-for-sale	786,783	6,161	(5,515)	787,429
Investment securities held-to-maturity:
Mortgage-backed securities: residential	17,153	—	(209)	16,944
Other	1,138	—	—	1,138
Total investment securities held-to-maturity	18,291	—	(209)	18,082
Total investment securities	$805,074	$6,161	$(5,724)	$805,511

Unrealized gains and losses on investment securities available-for-sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At June 30, 2018, the Company had an accumulated other comprehensive loss of $17.4 million, or $12.2 million net of tax, compared to an accumulated other comprehensive loss of $646,000, or $415,000 net of tax, at December 31, 2017.

At June 30, 2018, mortgage-backed securities ("MBS") with an estimated par value of $46.3 million and a fair value of $47.1 million were pledged as collateral for the Bank’s two repurchase agreements, which totaled $18.5 million, and homeowner’s association (“HOA”) reverse repurchase agreements, which totaled $23.0 million.

At December 31, 2017, MBS with an estimated par value of $55.6 million and a fair value of $57.0 million were pledged as collateral for the Bank’s three repurchase agreements, which totaled $28.5 million, and HOA reverse repurchase agreements, which totaled $17.6 million.

At June 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

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

The Company did not realize any OTTI losses for the three months ended June 30, 2018, March 31, 2018 or June 30, 2017, or the six months ended June 30, 2018 and 2017.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	June 30, 2018
	Less than 12 Months			12 Months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Investment securities available-for-sale:
Agency	19	$39,828	$(471)	1	$1,249	$(19)	20	$41,077	$(490)
Corporate	16	48,326	(880)	2	6,014	(177)	18	54,340	(1,057)
Municipal bonds	163	116,648	(2,070)	32	16,019	(1,116)	195	132,667	(3,186)
Collateralized mortgage obligation: residential	7	14,762	(400)	3	7,658	(270)	10	22,420	(670)
Mortgage-backed securities: residential	100	348,704	(8,550)	49	113,184	(5,263)	149	461,888	(13,813)
Total investment securities available-for-sale	305	568,268	(12,371)	87	144,124	(6,845)	392	712,392	(19,216)
Investment securities held-to-maturity:
Mortgage-backed securities: residential	2	1,111	—	—	—	—	2	1,111	—
Other	6	24,063	(585)	1	5,953	(253)	7	30,016	(838)
Total investment securities held-to-maturity	8	25,174	(585)	1	5,953	(253)	9	31,127	(838)
Total investment securities	313	$593,442	$(12,956)	88	$150,077	$(7,098)	401	$743,519	$(20,054)

	December 31, 2017
	Less than 12 Months			12 Months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Investment securities available-for-sale:
Agency	6	$13,754	$(78)	—	$—	$—	6	$13,754	$(78)
Corporate	4	10,079	(64)	2	6,076	(130)	6	16,155	(194)
Municipal bonds	103	61,313	(268)	30	15,658	(475)	133	76,971	(743)
Collateralized mortgage obligation: residential	5	13,971	(149)	3	8,943	(186)	8	22,914	(335)
Mortgage-backed securities: residential	66	220,951	(1,600)	41	110,062	(2,565)	107	331,013	(4,165)
Total investment securities available-for-sale	184	320,068	(2,159)	76	140,739	(3,356)	260	460,807	(5,515)
Investment securities held-to-maturity:
Mortgage-backed securities: residential	2	10,745	(133)	1	6,198	(76)	3	16,943	(209)
Total investment securities held-to-maturity	2	10,745	(133)	1	6,198	(76)	3	16,943	(209)
Total investment securities	186	$330,813	$(2,292)	77	$146,937	$(3,432)	263	$477,750	$(5,724)

The amortized cost and estimated fair value of investment securities at June 30, 2018, by contractual maturity are shown in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Agency	$—	$—	$—	$—	$18,560	$18,371	$23,007	$22,706	$41,567	$41,077
Corporate	—	—	—	—	93,126	92,502	—	—	93,126	92,502
Municipal bonds	3,806	3,807	36,076	36,038	68,094	66,741	113,830	113,315	221,806	219,901
Collateralized mortgage obligation: residential	—	—	—	—	934	936	28,813	28,222	29,747	29,158
Mortgage-backed securities: residential	—	—	2,066	2,002	119,439	117,063	384,312	372,997	505,817	492,062
Total investment securities available-for-sale	3,806	3,807	38,142	38,040	300,153	295,613	549,962	537,240	892,063	874,700
Investment securities held-to-maturity:
Mortgage-backed securities: residential	—	—	—	—	—	—	30,854	30,016	30,854	30,016
Other	—	—	—	—	—	—	1,111	1,111	1,111	1,111
Total investment securities held-to-maturity	—	—	—	—	—	—	31,965	31,127	31,965	31,127
Total investment securities	$3,806	$3,807	$38,142	$38,040	$300,153	$295,613	$581,927	$568,367	$924,028	$905,827

During the three months ended June 30, 2018 and June 30, 2017, the Company recognized gross gains on sales of available-for-sale securities in the amount of $330,000 and $2.1 million, respectively. During the three months ended March 31, 2018, the Company recognized gross gains on sales of available-for-sale securities in the amount of $6,000, which represents adjustments to 2017 year end investment sales that settled in January 2018. The Company did not recognize any gross losses on the sales of available-for sale securities during the three months ended June 30, 2018 and March 31, 2018. The Company recognized gross losses on the sales of available-for-sale securities in the amount of $50,000 during the three months ended June 30, 2017. The Company had net proceeds from the sale of available-for-sale securities of $16.2 million, $6,000 and $215 million during the the three months ended June 30, 2018, March 31, 2018 and June 30, 2017.

During the six months ended June 30, 2018 and June 30, 2017, the Company recognized gross gains on sales of available-for-sale securities in the amount of $336,000 and $2.1 million, respectively. During the six months ended June 30, 2018, the Company did not recognize any gross losses on the sales of available-for sale securities. During the six months ended June 30, 2017, the Company recognized gross losses on sales of available-for-sale securities in the amount of $50,000. The Company had net proceeds from the sale of available-for-sale securities of $16.21 million during the six months ended June 30, 2018 and $215 million during the six months ended June 30, 2017.

FHLB, FRB and other stock

At June 30, 2018, the Company had $17.3 million in Federal Home Loan Bank of San Francisco (“FHLB”) stock, $33.2 million in Federal Reserve Bank of San Francisco (“FRB”) stock, and $32.2 million in other stock, all carried at cost. During the three months ended June 30, 2018 and December 31, 2017, the FHLB did not repurchase any of the Company’s excess FHLB stock through their stock repurchase program. The Company evaluates its investments in FHLB, FRB and other stock for impairment periodically, including their capital adequacy and overall financial condition. No impairment losses have been recorded through June 30, 2018.

Note 6 – Loans Held for Investment

The following table sets forth the composition of our loan portfolio in dollar amounts at the dates indicated:

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Business loans
Commercial and industrial	$1,102,586	$1,086,659
Franchise	708,957	660,414
Commercial owner occupied (1)	1,310,722	1,289,213
SBA	176,696	185,514
Agribusiness	136,962	116,066
Total business loans	3,435,923	3,337,866
Real estate loans
Commercial non-owner occupied	1,219,747	1,243,115
Multi-family	805,494	794,384
One-to-four family (2)	249,495	270,894
Construction	321,423	282,811
Farmland	136,548	145,393
Land	30,246	31,233
Total real estate loans	2,762,953	2,767,830
Consumer loans
Consumer loans	81,973	92,931
Gross loans held for investment (3)	6,280,849	6,198,627
Deferred loan origination costs/(fees) and premiums/(discounts), net	(3,263)	(2,403)
Loans held for investment	6,277,586	6,196,224
Allowance for loan losses	(31,747)	(28,936)
Loans held for investment, net	$6,245,839	$6,167,288

Loans held for sale, at lower of cost or fair value	$13,879	$23,426
______________________________
(1) Secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans held for investment for June 30, 2018 and December 31, 2017 are net of the unaccreted fair value net purchase discounts of $22.2 million and $29.1 million, respectively.

Loans Serviced for Others

The Company generally retains the servicing rights of the guaranteed portion of Small Business Administration ("SBA") loans sold, for which the Company records a servicing asset at fair value within its other assets category. At June 30, 2018 and December 31, 2017, the servicing asset totaled $8.7 million and $8.8 million, respectively, and was included in its other assets. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. At June 30, 2018 and December 31, 2017, the Company determined that no valuation allowance was necessary.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans and participations serviced for others were $613 million at June 30, 2018 and $635 million at December 31, 2017.

Concentration of Credit Risk

As of June 30, 2018, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located predominately in California. The Company’s loan portfolio contains concentrations of credit in multi-family real estate, commercial non-owner occupied real estate and commercial owner occupied real estate and business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and continues to diversify its loan portfolio through loan originations, purchases and sales to meet approved concentration levels. While management believes that the collateral presently securing these loans is adequate, there can be no assurances that a significant deterioration in the California real estate market or economy would not expose the Company to significantly greater credit risk.

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus and likewise in excess of 15% of the Bank's unimpaired capital plus surplus for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $353 million for secured loans and $212 million for unsecured loans at June 30, 2018. At June 30, 2018, the Bank’s largest aggregate outstanding balance of loans to one borrower was $65.8 million of secured credit.

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

The Company maintains a comprehensive credit policy, which sets forth minimum and maximum tolerances for key elements of loan risk. The policy identifies and sets forth specific guidelines for analyzing each of the loan products the Company offers from both an individual and portfolio wide basis. The credit policy is reviewed annually by the Bank Board. The Bank’s underwriters ensure key risk factors are analyzed with nearly all underwriting including a comprehensive global cash flow analysis of the prospective borrowers.

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

Risk grades are based on a six-grade Pass scale, along with Special Mention, Substandard, Doubtful and Loss classifications, as such classifications are defined by the regulatory agencies. The assignment of risk grades allows the Company to, among other things; identify the risk associated with each credit in the portfolio, and to provide a basis for estimating credit losses inherent in the portfolio. Risk grades are reviewed regularly by the Company’s Credit and Portfolio Review Committee, and are reviewed annually by an independent third party, as well as by regulatory agencies during scheduled examinations.

The following provides brief definitions for risk grades assigned to loans in the portfolio:

•	Pass classifications represent assets with a level of credit quality, in which no well-defined deficiency or weakness exists.

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

The Bank's portfolio managers also manage loan performance risks, collections, workouts, bankruptcies and foreclosures. Loan performance risks are mitigated by our portfolio managers acting promptly and assertively to address problem credits when they are identified. Collection efforts are commenced immediately upon non-payment, and the portfolio managers seek to promptly determine the appropriate steps to minimize the Company’s risk of loss. When foreclosure will maximize the Company’s recovery for a non-performing loan, the portfolio managers will take appropriate action to initiate the foreclosure process.

When a loan is graded as Special Mention, or Substandard or Doubtful, the Company obtains an updated valuation of the underlying collateral. If the credit in question is also identified as impaired, a valuation allowance, if necessary, is established against such loan or a loss is recognized by a charge to the allowance for loan losses (“ALLL”) if management believes that the full amount of the Company’s recorded investment in the loan is no longer collectable. The Company typically continues to obtain or confirm updated valuations of underlying collateral for Special Mention and classified loans on an annual basis in order to have the most current indication of fair value. Once a loan is identified as impaired, an analysis of the underlying collateral is performed at least quarterly, and corresponding changes in any related valuation allowance are made or balances deemed to be fully uncollectable are charged-off.

The following tables stratify the loan portfolio by the Company’s internal risk grading as of the periods indicated:

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
June 30, 2018	(dollars in thousands)
Business loans
Commercial and industrial	$1,080,580	$9,952	$12,054	$—	$1,102,586
Franchise	708,748	—	209	—	708,957
Commercial owner occupied	1,296,927	641	13,154	—	1,310,722
SBA	181,347	1,096	3,189	—	185,632
Agribusiness	128,709	—	8,253	—	136,962
Real estate loans
Commercial non-owner occupied	1,222,448	—	2,242	—	1,224,690
Multi-family	803,977	703	814	—	805,494
One-to-four family	247,452	136	1,907	—	249,495
Construction	321,423	—	—	—	321,423
Farmland	136,422	—	126	—	136,548
Land	30,036	—	210	—	30,246
Consumer loans
Consumer loans	81,837	—	136	—	81,973
Totals	$6,239,906	$12,528	$42,294	$—	$6,294,728

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
December 31, 2017	(dollars in thousands)
Business loans
Commercial and industrial	$1,063,452	$8,163	$15,044	$—	$1,086,659
Franchise	660,414	—	—	—	660,414
Commercial owner occupied	1,273,381	654	21,180	—	1,295,215
SBA	199,468	1	3,469	—	202,938
Agribusiness	108,143	4,079	3,844	—	116,066
Real estate loans
Commercial non-owner occupied	1,242,045	—	1,070	—	1,243,115
Multi-family	794,156	—	228	—	794,384
One-to-four family	268,776	154	1,964	—	270,894
Construction	282,294	517	—	—	282,811
Farmland	144,234	44	1,115	—	145,393
Land	30,979	—	254	—	31,233
Consumer loans
Consumer loans	92,794	—	137	—	92,931
Totals	$6,160,136	$13,612	$48,305	$—	$6,222,053

The following tables set forth delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due
	Current	30-59	60-89	90+	Total Gross Loans	Non-accruing
June 30, 2018	(dollars in thousands)
Business loans
Commercial and industrial	$1,100,623	$1,863	$—	$100	$1,102,586	$1,062
Franchise	708,748	—	—	209	708,957	209
Commercial owner occupied	1,310,722	—	—	—	1,310,722	—
SBA	183,835	488	—	1,309	185,632	1,423
Agribusiness	136,962	—	—	—	136,962	—
Real estate loans
Commercial non-owner occupied	1,222,694	706	1,290	—	1,224,690	1,290
Multi-family	804,905	—	—	589	805,494	589
One-to-four family	248,608	526	—	361	249,495	1,445
Construction	321,423	—	—	—	321,423	—
Farmland	136,548	—	—	—	136,548	—
Land	30,240	—	—	6	30,246	6
Consumer loans
Consumer loans	81,973	—	—	—	81,973	15
Totals	$6,287,281	$3,583	$1,290	$2,574	$6,294,728	$6,039

		Days Past Due
	Current	30-59	60-89	90+	Total Gross Loans	Non-accruing
December 31, 2017	(dollars in thousands)
Business loans
Commercial and industrial	$1,085,770	$84	$570	$235	$1,086,659	$1,160
Franchise	660,414	—	—	—	660,414	—
Commercial owner occupied	1,291,255	3,474	486	—	1,295,215	97
SBA	200,821	177	—	1,940	202,938	1,201
Agribusiness	116,066	—	—	—	116,066	—
Real estate loans
Commercial non-owner occupied	1,243,115	—	—	—	1,243,115	—
Multi-family	792,603	1,781	—	—	794,384	—
One-to-four family	269,725	354	—	815	270,894	817
Construction	282,811	—	—	—	282,811	—
Farmland	145,393	—	—	—	145,393	—
Land	31,141	83	—	9	31,233	9
Consumer loans
Consumer loans	92,880	11	—	40	92,931	—
Totals	$6,211,994	$5,964	$1,056	$3,039	$6,222,053	$3,284

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

The following tables provide a summary of the Company’s investment in impaired loans as of the period indicated:

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans
	(dollars in thousands)
June 30, 2018
Business loans
Commercial and industrial	$1,523	$1,062	$—	$1,062	$—
Franchise	205	209	—	209	—
SBA	4,926	1,423	—	1,423	—
Real estate loans
Commercial non-owner occupied	1,287	1,290	—	1,290	—
Multi-family	589	589	—	589	—
One-to-four family	1,502	1,445	—	1,445	—
Land	34	6	—	6	—
Consumer loans
Consumer loans	16	15	—	15	—
Totals	$10,082	$6,039	$—	$6,039	$—

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans
	(dollars in thousands)
December 31, 2017
Business loans
Commercial and industrial	$1,585	$1,160	$—	$1,160	$—
Commercial owner occupied	98	97	97	—	55
SBA	4,329	1,201	—	1,201	—
Real estate loans
One-to-four family	849	817	—	817	—
Land	35	9	—	9	—
Totals	$6,896	$3,284	$97	$3,187	$55

	Impaired Loans
	Three Months Ended
	June 30, 2018		March 31, 2018		June 30, 2017
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(dollars in thousands)
Business loans
Commercial and industrial	$1,272	$—	$1,181	$—	$7	$—
Franchise	70	—	—	—	—	—
Commercial owner occupied	2,317	—	3,475	—	125	2
SBA	1,360	—	1,241	—	222	4
Real estate loans
Commercial non-owner occupied	430	—	—	—	—	—
Multi-family	589	—	821	—	—	—
One-to-four family	1,343	—	1,024	—	105	3
Construction	—	—	—	—	—	—
Land	6	—	8	—	12	1
Consumer loans
Consumer loans	15	$—	94	—	—	—
Totals	$7,402	$—	$7,844	$—	$471	$10

(1) Cash basis and accrual basis is materially the same.

	Impaired Loans
	Six Months Ended
	June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(dollars in thousands)
Business loans:
Commercial and industrial	$1,226	$—	$200	$5
Franchise	35	—	—	—
Commercial owner occupied	2,896	—	192	5
SBA	1,300	—	307	9
Real estate loans:
Commercial non-owner occupied	215	—	—	—
Multi-family	705	—	—	—
One-to-four family	1,184	—	116	6
Land	7	—	14	2
Consumer loans:
Consumer loans	55	—	—	—
Totals	$7,623	$—	$829	$27

(1) Cash basis and accrual basis is materially the same.

The following table provides additional detail on the components of impaired loans at the period end indicated:

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Nonaccruing loans	$6,039	$3,284
Accruing loans	—	—
Total impaired loans	$6,039	$3,284

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

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest. The Company had impaired loans on nonaccrual status of $6.0 million at June 30, 2018 and $3.3 million at December 31, 2017. The Company had no loans 90 days or more past due and still accruing at June 30, 2018, compared to $1.8 million at December 31, 2017.

There were no TDRs at June 30, 2018 and $97,000 at December 31, 2017. In addition, the Company had no consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of June 30, 2018. This compares to $73,000 at December 31, 2017.

Purchased Credit Impaired Loans

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Business loans
Commercial and industrial	$3,026	$3,310
Commercial owner occupied	769	1,262
SBA	11	1,802
Real estate loans
Commercial non-owner occupied	1,247	1,650
One-to-four family	—	255
Construction	—	517
Land	79	83
Consumer loans	8	10
Total purchase credit impaired	$5,140	$8,889

On each acquisition date, the amount by which the undiscounted expected cash flows of the purchased credit impaired loans exceed the estimated fair value of the loan is the “accretable yield.” The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the purchased credit impaired loan. At June 30, 2018, the Company had $5.1 million of purchased credit impaired loans, of which none were placed on nonaccrual status.

The following table summarizes the accretable yield on the purchased credit impaired loans for the three and six month periods indicated.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2018	2018	2017	2018	2017
	(dollars in thousands)
Balance at the beginning of period	$1,709	$3,019	$3,601	$3,019	$3,747
Additions	—	—	2,036	—	2,036
Accretion	(270)	(236)	(712)	(506)	(1,341)
Payoffs	32	(1,850)	—	(1,818)	—
Reclassification from (to) nonaccretable difference	2	776	(1,428)	778	(945)
Balance at the end of period	$1,473	$1,709	$3,497	$1,473	$3,497

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

The loan portfolio is segmented into groups of loans with similar risk characteristics. Each segment possesses varying degrees of risk based on, among other things, the type of loan, the type of collateral and the sensitivity of the borrower or industry to changes in external factors such as economic conditions. An estimated loss rate calculated using the Company’s actual historical loss rates adjusted for current portfolio trends, economic conditions and other relevant internal and external factors, is applied to each group’s aggregate loan balances.

The Company’s base ALLL factors are determined by management using the Bank’s annualized actual trailing charge-off data over a full credit cycle with the loss emergence period extending from 1 year to 1.4 years. Adjustments to those base factors are made for relevant internal and external factors. Those factors may include:

•	Changes in national, regional and local economic conditions, including trends in real estate values and the interest rate environment,

•	Changes in the nature and volume of the loan portfolio, including new types of lending,

•	Changes in volume and severity of past due loans, the volume of nonaccrual loans and the volume and severity of adversely classified or graded loans, and

•	The existence and effect of concentrations of credit, and changes in the level of such concentrations.

For loans risk graded as watch or worse, progressively higher potential loss factors are applied based on migration analysis of risk grading and net charge-offs.

The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio as of and for the three and six months ended for the periods indicated:

	Three Months Ended June 30, 2018
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Agribusiness	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Farmland	Land	Consumer loans	Total
	(dollars in thousands)
Balance, March 31, 2018	$9,492	$6,095	$791	$2,814	$2,105	$1,337	$592	$745	$5,075	$234	$1,172	$50	$30,502
Charge-offs	(246)	—	—	(27)	—	—	—	—	—	—	—	—	(273)
Recoveries	138	—	16	9	—	—	—	1	—	—	—	1	165
Provisions for (reduction in) loan losses	780	86	330	(221)	589	113	(29)	(48)	(266)	171	(200)	48	1,353
Balance, June 30, 2018	$10,164	$6,181	$1,137	$2,575	$2,694	$1,450	$563	$698	$4,809	$405	$972	$99	$31,747

	Six Months Ended June 30, 2018
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Agribusiness	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Farmland	Land	Consumer loans	Total
	(dollars in thousands)
Balance, December 31, 2017	$9,721	$5,797	$767	$2,890	$1,291	$1,266	$607	$803	$4,569	$137	$993	$95	$28,936
Charge-offs	(911)	—	—	(56)	—	—	—	—	—	—	—	(52)	(1,019)
Recoveries	163	—	24	35	—	—	—	1	—	—	—	1	224
Provisions for (reduction in) loan losses	1,191	384	346	(294)	1,403	184	(44)	(106)	240	268	(21)	55	3,606
Balance, June 30, 2018	$10,164	$6,181	$1,137	$2,575	$2,694	$1,450	$563	$698	$4,809	$405	$972	$99	$31,747

Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
General portfolio allocation	10,164	6,181	1,137	2,575	2,694	1,450	563	698	4,809	405	972	99	31,747
Loans individually evaluated for impairment	1,062	209	—	1,423	—	1,290	589	1,445	—	—	6	15	6,039
Specific reserves to total loans individually evaluated for impairment	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	$1,101,524	$708,748	$1,310,722	$175,273	$136,962	$1,218,457	$804,905	$248,050	$321,423	$136,548	$30,240	$81,958	$6,274,810
General reserves to total loans collectively evaluated for impairment	0.92%	0.87%	0.09%	1.47%	1.97%	0.12%	0.07%	0.28%	1.50%	0.30%	3.21%	0.12%	0.51%
Total gross loans held for investment	$1,102,586	$708,957	$1,310,722	$176,696	$136,962	$1,219,747	$805,494	$249,495	$321,423	$136,548	$30,246	$81,973	$6,280,849
Total allowance to gross loans held for investment	0.92%	0.87%	0.09%	1.46%	1.97%	0.12%	0.07%	0.28%	1.50%	0.30%	3.21%	0.12%	0.51%

	Three Months Ended June 30, 2017
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Agribusiness	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Farmland	Land	Consumer loans	Total
	(dollars in thousands)
Balance, March 31, 2017	$6,949	$4,474	$1,232	$1,145	$—	$1,847	$2,803	$373	$4,027	—	$204	$21	$23,075
Charge-offs	(110)	—	—	—	—	—	—	—	—	—	—	—	(110)
Recoveries	33	—	70	81	—	—	—	1	—	—	—	1	186
Provisions for (reduction in) loan losses	772	893	(630)	1,293	206	(643)	(2,192)	350	1,009	28	755	63	1,904
Balance, June 30, 2017	$7,644	$5,367	$672	$2,519	$206	$1,204	$611	$724	$5,036	$28	$959	$85	$25,055

	Six Months Ended June 30, 2017
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Agribusiness	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Farmland	Land	Consumer loans	Total
	(dollars in thousands)
Balance, December 31, 2016	$6,362	$3,845	$1,193	$1,039	$—	$1,715	$2,927	$365	$3,632	—	$198	$20	$21,296
Charge-offs	(862)	—	—	(8)	—	—	—	—	—	—	—	—	(870)
Recoveries	55	—	82	83	—	—	—	2	—	—	—	1	223
Provisions for (reduction in) loan losses	2,089	1,522	(603)	1,405	206	(511)	(2,316)	357	1,404	28	761	64	4,406
Balance, June 30, 2017	$7,644	$5,367	$672	$2,519	$206	$1,204	$611	$724	$5,036	$28	$959	$85	$25,055

Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$—	$—	$—	$—	$—	$—	$—	$—	—	$—	$—	$—
General portfolio allocation	7,644	5,367	672	2,519	206	1,204	611	724	5,036	28	959	85	25,055
Loans individually evaluated for impairment	—	—	206	73	—	—	—	104	—	—	12	—	395
Specific reserves to total loans individually evaluated for impairment	—%	—%	—%	—%	—%	—%	—%	—%	—%	—	—%	—%	—%
Loans collectively evaluated for impairment	$733,852	$565,415	$729,270	$101,311	$98,842	$1,095,184	$746,547	$321,944	$289,600	136,587	$31,787	$7,309	$4,857,648
General reserves to total loans collectively evaluated for impairment	1.04%	0.95%	0.09%	2.49%	0.21%	0.11%	0.08%	0.22%	1.74%	0.02%	3.02%	1.16%	0.52%
Total gross loans held for investment	$733,852	$565,415	$729,476	$101,384	$98,842	$1,095,184	$746,547	$322,048	$289,600	136,587	$31,799	$7,309	$4,858,043
Total allowance to gross loans held for investment	1.04%	0.95%	0.09%	2.48%	0.21%	0.11%	0.08%	0.22%	1.74%	0.02%	3.02%	1.16%	0.52%

Note 8 – Subordinated Debentures

In August 2014, the Corporation issued $60 million in aggregate principal amount of 5.75% Subordinated Notes Due 2024 (the “Notes”) in a private placement transaction to institutional accredited investors (the “Private Placement”). The Corporation contributed $50 million of net proceeds from the Private Placement to the Bank to support general corporate purposes. The Notes bear interest at an annual fixed rate of 5.75%, and the first interest payment on the Notes occurred on March 3rd, 2015, and will continue to be payable semiannually each March 3rd and September 3rd until September 3, 2024. The Notes can only be redeemed, partially or in whole, prior to the maturity date if the notes do not constitute Tier 2 Capital (for purposes of capital adequacy guidelines of the Board of Governors of the Federal Reserve). Outstanding principal and accrued and unpaid interest are due upon early redemption.

In connection with the Private Placement, the Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade ratings of BBB+ and BBB for the Corporation’s senior unsecured debt and subordinated debt, respectively, and a senior deposit rating of A- for the Bank. These ratings were reaffirmed by KBRA on October 27, 2017.

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, statutory trust created under the laws of the State of Delaware. The Subordinated Debentures are subordinated to effectively all borrowings of the Corporation and are due and payable on April 6, 2034. Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 5.10% per annum, as of June 30, 2018. The Subordinated Debentures may be redeemed, in part or whole, on or after April 7, 2009 at the option of the Corporation, at par. The Subordinated Debentures can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance. The Corporation also purchased a 3% minority interest totaling $310,000 in PPBI Trust I. The balance of equity of PPBI Trust I is comprised of mandatorily redeemable securities (“Trust Preferred Securities”) and is included in the Corporation's other assets category. PPBI Trust I sold $10,000,000 of Trust Preferred Securities to investors in a private offering.

On April 1, 2017, as part of the HEOP acquisition, the Corporation assumed $5.2 million of floating rate junior subordinated debt securities associated with Heritage Oaks Capital Trust II. Interest is payable quarterly at three-month LIBOR plus 1.72% per annum, for an effective rate of 4.03% per annum as of June 30, 2018. At June 30, 2018, the carrying value of these debentures was $4.0 million, which reflects purchase accounting fair value adjustments of $1.3 million. The Corporation also assumed $3.1 million and $5.2 million of floating rate junior subordinated debt associated with Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust, respectively. At June 30, 2018, the carrying value of Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust were $2.8 million and $3.8 million, respectively, which reflects purchase accounting fair value adjustments of $316,000 and $1.4 million, respectively. Interest is payable quarterly at three-month LIBOR plus 2.95% per annum, for an effective rate of 5.30% per annum as of June 30, 2018 for Mission Community Capital Trust I. Interest is payable quarterly at three-month LIBOR plus 1.48% per annum, for an effective rate of 3.83% per annum as of June 30, 2018 for Santa Lucia Bancorp (CA) Capital Trust. These three debentures are callable by the Corporation at par.

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

The impact of stock options, which are anti-dilutive, are excluded from the computations of diluted earnings per share. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. The following table sets forth the weighted average number of stock options excluded for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2018	2018	2017	2018	2017

Weighted average stock options excluded	—	—	15,531	—	7,389

The following tables set forth the Company’s earnings per share calculations for the periods indicated:

	Three Months Ended
	June 30, 2018			March 31, 2018			June 30, 2017
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(dollars in thousands, except per share data)
Net income	$27,303			$28,002			$14,176
Basic income available to common stockholders	27,303	46,053,077	$0.59	28,002	45,893,496	$0.61	14,176	39,586,524	$0.36
Dilutive effect of share-based compensation	—	649,891		—	758,563		—	680,696
Diluted income available to common stockholders plus assumed conversions	$27,303	46,702,968	$0.58	$28,002	46,652,059	$0.60	$14,176	40,267,220	$0.35

	Six Months Ended
	2018			2017
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(dollars in thousands, except per share data)
Net income	$55,305			$23,697
Basic income available to common stockholders	55,305	45,973,727	$1.20	23,697	33,591,040	$0.71
Effect of dilutive stock options and warrants		704,396			676,175
Diluted income available to common stockholders plus assumed conversions	$55,305	46,678,123	$1.18	$23,697	34,267,215	$0.69

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

Impaired Loans and Other Real Estate Owned – A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost. As such, the Company records impaired loans as Level 3. At June 30, 2018, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management and has concluded no reserves or write-downs are necessary.

The fair value of impaired loans and other real estate owned were determined using Level 3 assumptions, and represents impaired loan and other real estate owned balances for which a specific reserve has been established or on which a write down has been taken. Generally, the Company obtains third party appraisals (or property valuations) and/or collateral audits in conjunction with internal analysis based on historical experience on its impaired loans and other real estate owned to determine fair value. In determining the net realizable value of the underlying collateral for impaired loans, the Company will then discount the valuation to cover both market price fluctuations and selling costs the Company expected would be incurred in the event of foreclosure. In addition to the discounts taken, the Company’s calculation of net realizable value considered any other senior liens in place on the underlying collateral.

The fair value estimates presented herein are based on pertinent information available to management as of the periods indicated, representing an exit price.

	At June 30, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$131,468	$131,468	$—	$—	$131,468
Interest-bearing time deposits with financial institutions	6,633	6,633	—	—	6,633
Investments held-to-maturity	31,965	—	31,126	—	31,126
Investment securities available-for-sale	874,700	—	874,700	—	874,700
FHLB, FRB and other stock	82,666	N/A	N/A	N/A	N/A
Loans held for sale	13,879	—	14,940	—	14,940
Loans held for investment, net	6,277,586	—	—	6,279,915	6,279,915
Derivative asset	3,272	—	3,272	—	3,272
Accrued interest receivable	27,420	27,420	—	—	27,420

Liabilities:
Deposit accounts	6,308,350	5,139,299	1,160,215	—	6,299,514
FHLB advances	337,638	—	336,504	—	336,504
Other borrowings	41,462	—	41,514	—	41,514
Subordinated debentures	105,253	—	116,004	—	116,004
Derivative liability	3,272	—	3,272	—	3,272
Accrued interest payable	1,151	1,151	—	—	1,151

	At December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$197,164	$197,164	$—	$—	$197,164
Interest-bearing time deposits with financial institutions	6,633	6,633	—	—	6,633
Investments held-to-maturity	18,291	—	18,082	—	18,082
Investment securities available-for-sale	787,429	—	787,429	—	787,429
FHLB, FRB and other stock	65,881	N/A	N/A	N/A	N/A
Loans held for sale	23,426	—	23,524	—	23,524
Loans held for investment, net (1)	6,167,288	—	—	6,269,366	6,269,366
Derivative asset	1,135	—	1,135	—	$1,135
Accrued interest receivable	27,060	27,060	—	—	27,060

Liabilities:
Deposit accounts	6,085,886	5,001,053	1,074,564	—	6,075,617
FHLB advances	490,148	—	489,823	—	489,823
Other borrowings	46,139	—	46,373	—	46,373
Subordinated debentures	105,123	—	115,159	—	115,159
Derivative liability	1,135	—	1,135	—	1,135
Accrued interest payable	2,131	2,131	—	—	2,131
(1) The estimated fair value of loans held for investment, net for December 31, 2017 is not based on an exit price assumption.

The following fair value hierarchy table presents information about the Company’s financial instruments measured at fair value on a recurring basis at the dates indicated:

	June 30, 2018
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
Financial assets
Investment securities available-for-sale:
Agency	$—	$41,077	$—	$41,077
Corporate	—	92,502	—	92,502
Municipal bonds	—	219,901	—	219,901
Collateralized mortgage obligation	—	29,158	—	29,158
Mortgage-backed securities	—	492,062	—	492,062
Total securities available-for-sale	$—	$874,700	$—	$874,700

Derivative assets	$—	$3,272	$—	$3,272

Financial liabilities
Derivative liabilities	$—	$3,272	$—	$3,272

	December 31, 2017
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
Financial assets
Investment securities available-for-sale:
Agency	$—	$47,209	$—	$47,209
Corporate	—	79,546	—	79,546
Municipal bonds	—	232,128	—	232,128
Collateralized mortgage obligation	—	33,781	—	33,781
Mortgage-backed securities	—	394,765	—	394,765
Total securities available-for-sale	$—	$787,429	$—	$787,429

Derivative assets	$—	$1,135	$—	$1,135

Financial liabilities
Derivative liabilities	$—	$1,135	$—	$1,135

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

Note 11 – Derivative Instruments

From time to time, the Company enters into interest rate swap agreements with certain borrowers to assist them in mitigating their interest rate risk exposure associated with the loans they have with the Company. At the same time, the Company enters into identical interest rate swap agreements with another financial institution to mitigate the Company’s interest rate risk exposure associated with the swap agreements it enters into with its borrowers. The Company had swaps with matched terms with an aggregate notional amount of $57.7 million and a fair value of $3.3 million at June 30, 2018 compared with and aggregate notional amount of $58.6 million and a fair value of $1.1 million at December 31, 2017. The fair value of these agreements are determined through a third party valuation model used by the Company's counterparty bank, which uses observable market data such as cash LIBOR rates, prices of Eurodollar future contracts and market swap rates. The fair values of these swaps are recorded as components of other assets and other liabilities in the Company’s condensed consolidated balance sheet. Changes in the fair value of these swaps, which occur due to changes in interest rates, are recorded in the Company’s income statement as a component of noninterest income. Since the terms of the swap agreements between the Company and its borrowers have been matched with the terms of swap agreements with another financial institution, the adjustments for the change in their fair value offset each other in non-interest income.
Although changes in the fair value of swap agreements between the Company and borrowers and the Company and other financial institutions offset each other, changes in the credit risk of these counterparties may result in a difference in the fair value of these swap agreements. Offsetting swap agreements the Company has with other financial institutions are collateralized with cash, and swap agreements with borrowers are secured by the collateral arrangements for the underlying loans these borrowers have with the Company. During the six months ended June 30, 2018 and December 31, 2017, there were no losses recorded on swap agreements, attributable to the change in credit risk associated with a counterparty. All interest rate swap agreements entered into by the Company as of June 30, 2018 and December 31, 2017 are not designated as hedging instruments.
The following tables summarize the Company's derivative instruments, included in "other assets" and "other liabilities" in the consolidated statements of financial condition:

	June 30, 2018
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts	$57,710	$3,272	$57,710	$3,272
Total derivative instruments	$57,710	$3,272	$57,710	$3,272

	December 31, 2017
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts	$58,599	$1,135	$58,599	$1,135
Total derivative instruments	$58,599	$1,135	$58,599	$1,135

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
Financial instruments that are eligible for offset in the consolidated statements of financial condition as of June 30, 2018 are presented in the table below:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (1)	Net Amount
	(dollars in thousands)
June 30, 2018
Financial assets:
Derivatives not designated as hedging instruments	$3,272	$—	$3,272	$—	$—	$3,272
Total	$3,272	$—	$3,272	$—	$—	$3,272

Financial liabilities:
Derivatives not designated as hedging instruments	$3,272	$—	$3,272	$—	$—	$3,272
Total	$3,272	$—	$3,272	$—	$—	$3,272

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

Note 13 – Revenue Recognition

The Company earns revenue from a variety of sources. The Company’s principal source of revenue is interest income on loans, investment securities and other interest earning assets, while the remainder of the Company’s revenue is earned from a variety of fees, service charges, gains and losses, and other income, all of which are classified as noninterest income. Revenue from interest on loans and investment securities is accounted on an accrual basis using the interest method, while revenue from other sources is accounted for under other applicable U.S. GAAP as well as ASC 606 - Revenue from Contracts with Customers. Revenue streams within the scope of and accounted for under ASC 606 include: service charges and fees on deposit accounts, debit card interchange fees, fees from other services the Company provides its customers, and gains and losses from the sale of other real estate owned and property, premises and equipment. ASC 606 requires revenue to be recognized when the Company satisfies the related performance obligations by transferring to the customer a good or service. The recognition of revenue under ASC 606 requires the Company to first identify the contract with the customer, identify the associated performance obligations, determine the transaction price, allocate the transaction price to the performance obligations, and finally recognize revenue when the performance obligations have been satisfied and the good or service has been transferred. The majority of the Company’s contracts with customers associated with revenue streams that are within the scope of ASC 606 are considered short-term in nature and can be canceled at any time by the customer or the Company without penalty, such as a deposit account agreement. These revenue streams are included in non-interest income.

The following tables provide a summary of the Company’s revenue streams, including those that are within the scope of ASC 606 and those that are accounted for under other applicable U.S. GAAP:

	Three Months Ended
	June 30, 2018		March 31, 2018		June 30, 2017
	Within Scope (1)	Out of Scope (2)	Within Scope (1)	Out of Scope (2)	Within Scope (1)	Out of Scope (2)
	(dollars in thousands)
Interest income:
Loans	$—	$85,625	$—	$84,173	$—	$63,554
Investment securities and other interest-earning assets	—	7,074	—	6,654	—	5,179
Total interest income	—	92,699	—	90,827	—	68,733
Noninterest income:
Loan servicing fees	—	292	—	345	—	143
Service charges on deposit accounts	1,057	—	1,150	—	866	—
Other service fee income	169	—	146	—	495	—
Debit card interchange income	1,090	—	1,036	—	679	—
Earnings on bank-owned life insurance	—	617	—	611	—	689
Net gain from sales of loans	—	3,843	—	2,958	—	2,887
Net gain from sales of investment securities	—	330	—	6	—	2,093
Other income	297	456	237	1,177	90	817
Total noninterest income	2,613	5,538	2,569	5,097	2,130	6,629
Total revenues	$2,613	$98,237	$2,569	$95,924	$2,130	$75,362
______________________________

(1) Revenues from contracts with customers accounted for under ASC 606.
(2) Revenues not within the scope of ASC 606 and accounted for under other applicable U.S. GAAP requirements.

	Six Months Ended
	June 30, 2018		June 30, 2017
	Within Scope (1)	Out of Scope (2)	Within Scope (1)	Out of Scope (2)
	(dollars in thousands)
Interest income:
Loans	$—	$169,798	$—	$105,990
Investment securities and other interest-earning assets	—	13,728	—	8,170
Total interest income	—	183,526	—	114,160
Noninterest income:
Loan servicing fees	—	637	—	365
Service charges on deposit accounts	2,207	—	1,207	—
Other service fee income	315	—	874	—
Debit card interchange income	2,126	—	746	—
Earnings on bank-owned life insurance	—	1,228	—	1,025
Net gain from sales of loans	—	6,801	—	5,698
Net gain from sales of investment securities	—	336	—	2,093
Other income	530	1,637	139	1,295
Total noninterest income	5,178	10,639	2,966	10,476
Total revenues	$5,178	$194,165	$2,966	$124,636
______________________________
(1) Revenues from contracts with customers accounted for under ASC 606.
(2) Revenues not within the scope of ASC 606 and accounted for under other applicable U.S. GAAP requirements.

The following provides information concerning the major components of the Company’s revenue:

Interest Income

Interest income is comprised of interest on loans, investment securities and other interest-earning assets. Interest is recognized using the interest method, which reflects the contractual yield on loans and coupon yield for investment securities. These yields are adjusted for purchase discounts and premiums and net deferred loan origination fees for newly originated loans.

Loan Servicing Fees

Loan servicing fees generally consist of fees related to servicing of loans for others, as well as the net impact of related serving asset amortization. ASC 606 stipulates that income streams generated through the transfer and servicing of financial instruments shall be accounted for under ASC 860 - Transfers and Servicing and is therefore excluded from the scope of ASC 606.

Service Charges on Deposit Accounts and Other Service Fee Income

Service charges on deposit accounts and other service fee income consists of periodic service charges on deposit accounts and transaction based fees such as those related to overdrafts, ATM charges and wire transfer fees. The majority of these revenues are accounted for under ASC 606. Performance obligations for periodic service charges on deposit accounts are typically short-term in nature and are generally satisfied on a monthly basis, while performance obligations for other transaction based fees are typically satisfied at a point in time (which may consist of only a few moments to perform the service or transaction) with no further obligations on behalf of the Company to the customer. Periodic service charges are generally collected monthly directly from the customer's deposit account, and at the end of a statement cycle, while transaction based service charges are typically collected at the time of or soon after the service is performed.

Debit Card Interchange Income

Debit card interchange fee income consists of transaction processing fees associated with customer debit card transactions processed through a payment network and are accounted for under ASC 606. These fees are earned each time a request for payment is originated by a customer debit cardholder at a merchant. In these transactions the Company transfers funds from the debit cardholder’s account to a merchant through a payment network at the request of the debit cardholder by way of the debit card transaction. The related performance obligations are generally satisfied when the transfer of funds is complete, which is generally a point in time when the debit card transaction is processed. Debit card interchange fees are typically received and recorded as revenue on a daily basis.

Earnings on Bank-Owned Life Insurance

Earnings on bank-owned life insurance relates to the periodic increase in the cash surrender value of bank-owned life insurance policies on certain key employees of the Company for which the Company is the owner and beneficiary of the related policies. This revenue stream is excluded from the scope of ASC 606, and is accounted for under other applicable U.S. GAAP provisions (ASC 325-30).

Gains and (Losses) from Sales of Loans and Investment Securities

ASC 606 stipulates that gains and (losses) from the periodic sale of loans and investment securities are excluded from ASC 606 and are accounted for under other applicable U.S. GAAP provisions.

Other Income

Other income generally consists of recoveries on acquired loans, which were fully charged off and had no book value prior to their acquisition. This revenue stream is excluded from the scope of ASC 606 and is accounted for under other applicable U.S. GAAP provisions. Other income also consists of other miscellaneous fees, which are accounted for under ASC 606, however, much like service charges on deposit accounts, these fees have performance obligations that are very short-term in nature and are typically satisfied at a point in time. Revenue is typically recorded at the time these fees are collected which is generally upon the completion the related transaction or service provided.

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

Practical Expedient

The Company also employs a practical expedient with respect to contract acquisition costs, which are generally capitalized and amortized into expense. These costs relate to expenses incurred directly attributable to the efforts to obtain a contract. The practical expedient allows the Company to immediately recognize contract acquisition costs in current period earnings when these costs would have been amortized over a period of one year or less.

At June 30, 2018 the Company did not have any material contract assets or liabilities in its consolidated financial statements related to revenue streams within the scope of ASC 606, and there were no material changes in those balances during the reporting period.

Note 14 – Subsequent Events

Acquisition of Grandpoint Capital, Inc.

On July 2, 2018, the Company announced that it had completed the acquisition, effective as of July 1, 2018, of Grandpoint Capital, Inc. ("Grandpoint"), the holding company of Grandpoint Bank, a California-chartered bank corporation headquartered in Los Angeles, California, with 14 regional offices in Southern California, Arizona and Vancouver, Washington.

Pursuant to the terms of the merger agreement, each outstanding share of Grandpoint common stock was converted into the right to receive 0.4750 shares of Corporation's common stock. The value of the total transaction consideration was approximately $629 million, which included approximately $28.0 million in aggregate cash consideration payable to holders of unexercised options exercisable for shares of Grandpoint common stock, and the issuance of 15,758,089 shares of the Corporation's Common Stock, which had a value of $38.15 per share, which was the closing price of the Corporation's common stock on June 29, 2018, the last trading day prior to the consummation of the acquisition.

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

•
The effect of acquisitions we may make, such as our recent acquisition of Grandpoint, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations;

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

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Annual Report, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the year ending December 31, 2018.

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

We provide banking services within our targeted markets in California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve. Additionally, through our HOA Banking and Lending and Franchise Capital units we can provide customized cash management, electronic banking services and credit facilities to HOAs, HOA management companies and quick service restaurant ("QSR") franchise owners nationwide. Our corporate headquarters are located in Irvine, California. At June 30, 2018, the Bank operated 33 full-service depository branches located in California in the counties of Orange, Los Angeles, Riverside, San Bernardino, San Diego, San Luis Obispo and Santa Barbara, California as well as Clark County, Nevada. As a result of the acquisition of Grandpoint, which was effective as of July 1, 2018, the Bank now operates 47 full service depository branches, in the above locations as well as in Pima and Maricopa Counties in Arizona and Clark County, Washington. Through our branches and our web site at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment. We also offer a variety of loan products, including commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans, and home equity loans. The Bank funds it's lending and investment activities with retail and commercial deposits obtained through its branches, advances from the FHLB, lines of credit, and wholesale and brokered certificates of deposits.

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

PLAZA ACQUISITION

Effective November 1, 2017, the Company acquired Plaza, and its wholly-owned bank subsidiary, Plaza Bank, a California-chartered bank headquartered in Irvine, California, pursuant to the terms of a definitive agreement entered into by the Corporation and Plaza on August 8, 2017. As a result of the Plaza acquisition, the Bank acquired and recorded at the acquisition date assets with a fair value of approximately $1.3 billion, including:

•	$1.1 billion of gross loans;

•	$123 million in goodwill;

•	$150 million of cash and cash equivalents;

•	$18.9 million of other types of assets;

•	$7.2 million in fixed assets; and

•	$10.8 million of a core deposit intangible.

Also as a result of the Plaza acquisition, the Company recorded $251 million of equity in connection with the Corporation’s stock issued to Plaza shareholders as part of the acquisition consideration and assumed at acquisition date liabilities with a fair value of approximately $1.1 billion, including:

•	$1.1 billion in deposit transaction accounts; and

•	$8.5 million other liabilities.

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

HEOP ACQUISITION

Effective April 1, 2017, the Company acquired HEOP, and its wholly-owned bank subsidiary, Heritage Oaks Bank, a California-chartered bank headquartered in Paso Robles, California, pursuant to the terms of a definitive agreement entered into by the Corporation and HEOP on December 12, 2016. As a result of the HEOP acquisition, the Bank acquired and recorded at the acquisition date assets with a fair value of approximately $2.0 billion, including:

•	$1.4 billion of gross loans;

•	$443 million in investment securities;

•	$270 million in goodwill;

•	$78.7 million of cash and cash equivalents;

•	$55.2 million of other types of assets;

•	$34.9 million in fixed assets; and

•	$28.1 million of a core deposit intangible.

Also as a result of the HEOP acquisition, the Company recorded $465 million of equity in connection with the Corporation’s stock issued to HEOP shareholders as part of the acquisition consideration and assumed at acquisition date liabilities with a fair value of approximately $1.8 billion, including:

•	$1.7 billion in deposit accounts; and

•	$147 million in other liabilities.

The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB ASC Topic 820: Fair Value Measurements and Disclosures. Such fair values are preliminary estimates and are subject to adjustment for up to one year after the merger date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. During the quarter ended June 30, 2018, the Company finalized its fair values with this acquisition.

The integration and system conversion of HEOP was completed in July 2017.

NON-U.S. GAAP MEASURES

For periods presented below, return on average tangible common equity is a non-U.S. GAAP financial measure derived from U.S. GAAP-based amounts. We calculate these figures by excluding core deposit intangible ("CDI") amortization expense and exclude the average CDI and average goodwill from the average stockholders’ equity during the period. Management believes that the exclusion of such items from these financial measures provides useful information to an understanding of the operating results of our core business. However, these non-U.S. GAAP financial measures are supplemental and are not a substitute for an analysis based on U.S. GAAP measures. As other companies may use different calculations for these adjusted measures, this presentation may not be comparable to other similarly titled adjusted measures reported by other companies.

	Three Months Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017

	(dollars in thousands)
Net income	$27,303	$28,002	$14,176	$55,305	$23,697
Plus CDI amortization expense	1,996	2,274	1,761	4,270	2,272
Less CDI amortization expense tax adjustment (1)	542	548	610	1,095	770
Net income for average tangible common equity	$28,757	$29,728	$15,327	$58,480	$25,199

Average stockholders’ equity	$1,279,932	$1,255,629	$948,200	$1,267,848	$710,138
Less average CDI	39,766	42,220	36,445	40,986	22,934
Less average goodwill	494,070	493,357	370,564	493,715	237,268
Average tangible common equity	$746,096	$720,052	$541,191	$733,147	$449,936
Return on average tangible common equity (2)	15.42%	16.51%	11.33%	15.95%	11.20%
______________________________
(1) CDI amortization expense adjusted by quarterly effective tax rate.
(2) Ratio is annualized.

RESULTS OF OPERATIONS

In the second quarter of 2018, we reported net income of $27.3 million, or $0.58 per diluted share. This compares with net income of $28.0 million, or $0.60 per diluted share, for the first quarter of 2018. The decrease in net income was primarily driven by an increase in income tax of $1.3 million, and noninterest expense of $268,000. These expense increases were partially offset by a decrease in the provision for credit losses of $492,000, as well as an increase in noninterest income of $485,000. Net interest income was essentially unchanged from the first quarter of 2018 as interest income and interest expense increased $1.9 million and $2.0 million, respectively.

Net income of $27.3 million, or $0.58 per diluted share, for the second quarter of 2018 compares to net income for the second quarter of 2017 of $14.2 million, or $0.35 per diluted share. The increase in net income of $13.1 million was primarily due to the $17.8 million increase in net interest income resulting from average interest-earning asset growth of $1.6 billion. The increase in average interest-earning assets was primarily from the acquisition of Plaza and organic loan growth since the end of the second quarter of 2017. The increase was partially offset by a $2.7 million increase in income tax and a $1.6 million increase in noninterest expense. The increase in noninterest expense included increases of $7.7 million in compensation and benefits expense, $1.3 million in premises and occupancy expense, $638,000 in legal, audit and professional expense, $633,000 of deposit expense, $346,000 in marketing expenses and $308,000 data processing expense, which partially offset by a decrease of $9.2 million in merger-related expense.

For the three months ended June 30, 2018, the Company’s return on average assets was 1.35% and return on average tangible common equity was 15.42%. For the three months ended March 31, 2018, the return on average assets was 1.39% and the return on average tangible common equity was 16.51%. For the three months ended June 30, 2017, the return on average assets was 0.89% and the return on average tangible common equity was 11.33%.

For the six months ended June 30, 2018, the Company recorded net income of $55.3 million, or $1.18 per diluted share. This compares with net income of $23.7 million or $0.69 per diluted share for the six months ended June 30, 2017. The increase in net income of $31.6 million was mostly due to the $57.4 million increase in net interest income resulting from earning asset growth, primarily from the acquisitions of Plaza and HEOP and organic loan growth, partially offset by growth in non-interest expense of $21.4 million, including increases of $21.6 million in compensation and benefits expenses, $3.6 million in premises and occupancy expense, $2.0 million in CDI amortization and $1.8 million in data processing, which partially offset by a decrease of $13.2 million in merger-related expense. Prior period comparisons for the year-to-date results are impacted by the acquisitions of Plaza in the fourth quarter of 2017 and the acquisition of HEOP in the second quarter of 2017.

For the six months ended June 30, 2018, the Company’s return on average assets was 1.37% and return on average tangible common equity was 15.95%, compared with a return on average assets of 0.91% and a return on average tangible common equity of 11.20% for the six months ended June 30, 2017.

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

Net interest income totaled $81.2 million in the second quarter of 2018, essentially unchanged from the first quarter of 2018. Compared to the prior quarter, net interest income was positively impacted by higher yields and average asset balances on our loans and investments, higher prepayments and other loan related fees, and one more day of interest in the second quarter of 2018. These increases were offset by lower accretion income and higher deposit and borrowing costs.

Net interest margin for the second quarter was 4.41%, compared with 4.50% in the prior quarter. The decrease was principally driven by lower accretion income of $1.9 million, compared to $3.7 million in the first quarter of 2018, partially offset by higher prepayment and other loan related fees of approximately $1.2 million. Excluding the impact of accretion, our core net interest margin expanded to 4.29%, compared to 4.26% in the prior quarter.

Net interest income for the second quarter of 2018 increased $17.8 million, or 28%, compared to the second quarter of 2017. The increase was primarily related to an increase in average interest-earning assets of $1.6 billion, which resulted primarily from our organic loan growth since the end of the second quarter of 2017 and our acquisition of Plaza in the fourth quarter of 2017.

For the first six months ended 2018, net interest income increased $57.4 million, or 55%, compared to the first six months ended 2017. The increase was related to an increase in average interest-earning assets of $2.5 billion, which resulted primarily from our acquisitions of Plaza in the fourth quarter of 2017 and HEOP in the second quarter of 2017 and organic loan growth since the end of the first six months ended 2017.

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

The tables below also set forth our net interest income, net interest rate spread and net interest rate margin for the periods indicated. The net interest rate margin reflects the relative level of interest-earning assets to interest-bearing liabilities and equals our net interest rate spread divided by average interest-earning assets for the periods indicated.

	Average Balance Sheet
	Three Months Ended
	June 30, 2018			March 31, 2018			June 30, 2017
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$146,279	$277	0.76%	$167,236	$313	0.76%	$133,127	$160	0.48%
Investment securities	980,334	6,797	2.77	924,687	6,341	2.74	829,380	5,019	2.42
Loans receivable, net	6,253,987	85,625	5.49	6,237,968	84,173	5.47	4,815,455	63,554	5.29
Total interest-earning assets	7,380,600	92,699	5.04	7,329,891	90,827	5.03	5,777,962	68,733	4.77
Noninterest-earning assets	726,922			715,408			592,343
Total assets	$8,107,522			$8,045,299			$6,370,305
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$349,721	$117	0.13	$348,110	$114	0.13	$329,450	$90	0.11
Money market	2,185,310	3,943	0.72	2,189,912	3,159	0.59	1,779,013	1,582	0.36
Savings	219,035	83	0.15	223,992	79	0.14	218,888	68	0.12
Retail certificates of deposit	784,911	2,290	1.17	713,225	1,388	0.79	568,380	911	0.64
Wholesale/brokered certificates of deposit	349,576	1,323	1.52	377,614	1,174	1.26	212,111	430	0.81
Total interest-bearing deposits	3,888,553	7,756	0.80	3,852,853	5,914	0.62	3,107,842	3,081	0.40
FHLB advances and other borrowings	455,488	2,125	1.87	508,142	2,023	1.61	385,088	1,175	1.22
Subordinated debentures	105,218	1,647	6.26	105,153	1,609	6.12	79,757	1,139	5.71
Total borrowings	560,706	3,772	2.70	613,295	3,632	2.40	464,845	2,314	2.00
Total interest-bearing liabilities	4,449,259	11,528	1.04	4,466,148	9,546	0.87	3,572,687	5,395	0.61
Noninterest-bearing deposits	2,310,714			2,262,895			1,802,752
Other liabilities	67,617			60,627			46,666
Total liabilities	6,827,590			6,789,670			5,422,105
Stockholders’ equity	1,279,932			1,255,629			948,200
Total liabilities and equity	$8,107,522			$8,045,299			$6,370,305
Net interest income		$81,171			$81,281			$63,338
Net interest rate spread			4.00%			4.16%			4.16%
Net interest margin			4.41%			4.50%			4.40%
Ratio of interest-earning assets to interest-bearing liabilities			165.88%			164.12%			161.73%

	Average Balance Sheet
	Six Months Ended
	June 30,
	2018			2017
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$156,699	$590	0.76%	$110,116	$244	0.45%
Investment securities	952,664	13,138	2.76%	640,775	7,926	2.47%
Loans receivable, net (1)	6,246,022	169,798	5.48%	4,069,752	105,990	5.25%
Total interest-earning assets	7,355,385	183,526	5.03%	4,820,643	114,160	4.78%
Noninterest-earning assets	721,197			395,301
Total assets	$8,076,582			$5,215,944
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$348,920	$231	0.13%	$262,725	$143	0.11%
Money market	2,187,598	7,102	0.65%	1,458,127	2,553	0.35%
Savings	221,500	162	0.15%	161,487	106	0.13%
Retail certificates of deposit	749,265	3,679	0.99%	470,836	1,597	0.68%
Wholesale/brokered certificates of deposit	363,518	2,496	1.38%	206,971	818	0.80%
Total interest-bearing deposits	3,870,801	13,670	0.71%	2,560,146	5,217	0.41%
FHLB advances and other borrowings	481,669	4,148	1.74%	325,487	1,778	1.10%
Subordinated debentures	105,186	3,256	6.19%	74,604	2,124	5.69%
Total borrowings	586,855	7,404	2.54%	400,091	3,902	1.97%
Total interest-bearing liabilities	4,457,656	21,074	0.95%	2,960,237	9,119	0.62%
Noninterest-bearing deposits	2,286,936			1,507,041
Other liabilities	64,142			38,528
Total liabilities	6,808,734			4,505,806
Stockholders' equity	1,267,848			710,138
Total liabilities and equity	$8,076,582			$5,215,944
Net interest income		$162,452			$105,041
Net interest rate spread (2)			4.08%			4.16%
Net interest margin (3)			4.45%			4.39%
Ratio of interest-earning assets to interest-bearing liabilities			165.01%			162.85%

Changes in our net interest income are a function of changes in volumes, days in a period and rates of interest-earning assets and interest-bearing liabilities. The following table presents the impact the volume, days in a period and rate changes have had on our net interest income for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•	Changes in volume (changes in volume multiplied by prior rate);

•	Changes in days in a period (changes in days in a period multiplied by daily interest);

•	Changes in interest rates (changes in interest rates multiplied by prior volume); and

•	The net change or the combined impact of volume, days in a period and rate changes allocated proportionately to changes in volume, days in a period and changes in interest rates.

	Three Months Ended June 30, 2018 Compared to Three Months Ended March 31, 2018 Increase (decrease) due to
	Volume	Days	Rate	Net
	(dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$(39)	$3	$—	$(36)
Investment securities	348	—	108	456
Loans receivable, net	211	941	300	1,452
Total interest-earning assets	520	944	408	1,872
Interest-bearing liabilities
Interest checking	2	1	—	3
Money market	(7)	43	748	784
Savings	(2)	1	5	4
Retail certificates of deposit	151	25	726	902
Wholesale/brokered certificates of deposit	(76)	15	210	149
FHLB advances and other borrowings	(141)	23	220	102
Subordinated debentures	—	—	38	38
Total interest-bearing liabilities	(73)	108	1,947	1,982
Change in net interest income	$593	$836	$(1,539)	$(110)

	Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017 Increase (decrease) due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$17	$100	$117
Investment securities	994	784	1,778
Loans receivable, net	19,593	2,478	22,071
Total interest-earning assets	20,604	3,362	23,966
Interest-bearing liabilities
Interest checking	7	20	27
Money market	441	1,920	2,361
Savings	—	15	15
Retail certificates of deposit	436	943	1,379
Wholesale/brokered certificates of deposit	381	512	893
FHLB advances and other borrowings	243	707	950
Subordinated debentures	390	118	508
Total interest-bearing liabilities	1,898	4,235	6,133
Change in net interest income	$18,706	$(873)	$17,833

	Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 Increase (decrease) due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$132	$214	$346
Investment securities	4,201	1,011	5,212
Loans receivable, net	58,965	4,843	63,808
Total interest-earning assets	63,298	6,068	69,366
Interest-bearing liabilities
Interest checking	57	31	88
Money market	1,678	2,871	4,549
Savings	40	16	56
Retail certificates of deposit	1,174	908	2,082
Wholesale/brokered certificates of deposit	857	821	1,678
FHLB advances and other borrowings	1,070	1,300	2,370
Subordinated debentures	879	253	1,132
Total interest-bearing liabilities	5,755	6,200	11,955
Change in net interest income	$57,543	$(132)	$57,411

Provision for Credit Losses

A provision for credit losses of $1.8 million was recorded for the second quarter of 2018, compared with a provision for credit losses of $2.3 million for the first quarter of 2018. The second quarter of 2018 provision for credit losses included a $400,000 provision for unfunded commitments. The first quarter of 2018 included no additional allowance for unfunded commitments. The decrease in our provision for credit losses was primarily due to lower loan growth and net charge-offs compared to the prior quarter. Net loan charge-offs were $108,000 for the second quarter of 2018, compared with net loan charge-offs of $687,000 from the first quarter of 2018.

The $1.8 million provision for credit losses during the second quarter of 2018 decreased by $184,000 from the second quarter of 2017. The second quarter of 2018 included $400,000 of provision for unfunded commitments. The second quarter of 2017 included $41,000 of provision for unfunded commitments. Net loan charge-offs were $108,000 for the second quarter of 2018, compared with net loan charge-offs of $647,000 from the second quarter of 2017.

For the first six months of 2018, we recorded a $4.0 million provision for credit losses, a decrease from
$4.2 million recorded for the first six months of 2017. The first six months ended 2018 included $400,000 of provision for unfunded commitments. The first six months ended 2017 included included a $216,000 reduction of provision for unfunded commitments. Net loan charge-offs amounted to $795,000 for the first six months of 2018, a decrease from $647,000 for the first six months of 2017.

For purchased credit impaired loans, charge-offs are recorded when there is a decrease in the estimated cash flows of the credit from original cash flow estimates. Purchased credit impaired loans were recorded at their estimated fair value, which incorporated our estimated expected cash flows until the ultimate resolution of these credits. To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan losses or charge-offs will be recognized into earnings or against the allowance, if applicable. To the extent actual or projected cash flows are more than originally estimated, the increase in cash flows is prospectively recognized in loan interest income. Due to the accounting rules associated with our purchased credit impaired loans, each quarter we are required to re-estimate cash flows, which could cause volatility in our reported net interest margin and provision for loan losses. During the second quarter of 2018 and 2017, no additional allowance was recorded associated with certain purchased credit impaired loans. During the three months ended March 31, 2018, an additional allowance of $143,000 was recorded. During the six months ended June 30, 2018 an additional allowance of $143,000 was recorded. No additional allowance was recorded in the six months ended June 30, 2017. See “Allowance for Loan Losses” discussed below in this Quarterly Report on Form 10-Q.

Noninterest Income

Noninterest income for the second quarter of 2018 was $8.2 million, an increase of $485,000, or 6.3%, from the first quarter of 2018. The increase from the first quarter of 2018 was related to an $885,000 increase in net gain from the sales of loans and a $324,000 increase in net gain from sales of investment securities, partially offset by a $661,000 decrease in other income, driven primarily by a $290,000 net loss attributable to a Community Reinvestment Act ("CRA") investment, and a $180,000 decrease in recoveries from pre-acquisition charged-off loans.

During the second quarter of 2018, the Bank sold $31.9 million of SBA loans for a gain of $2.9 million, compared with $35.7 million of SBA loans sold for a gain of $2.7 million in the first quarter of 2018. Additionally, the Bank sold $20.4 million of commercial real estate loans during the second quarter of 2018 for a gain of $927,000, compared with the sale of one commercial real estate loan for a gain of $230,000 in the first quarter of 2018.

Noninterest income for the second quarter of 2018 decreased $608,000, or 7%, compared to the second quarter of 2017. The decrease from the second quarter of 2017 was primarily related to a $1.8 million decrease in net gain from sales of investment securities, partially offset by a $956,000 increase in net gain from sales of loans, and a $411,000 increase in debit card interchange fees, as well as other service fee increases.

For the first six months of 2018, noninterest income totaled $15.8 million, an increase from $13.4 million for the first six months of 2017. The increase was primarily related to higher debit card interchange fee income of $1.4 million, higher net gain from sale of loans of $1.1 million, higher services charges on deposit accounts of $1.0 million and higher other income of $733,000, all of which was partially offset by lower net gain from sales of investment securities of $1.8 million.

Noninterest Expense

 Noninterest expense totaled $50.1 million for the second quarter of 2018, an increase of $268,000, or 0.5%, compared with the first quarter of 2018. The increase was primarily due to a $626,000 increase in deposit expense and a $401,000 increase in compensation and benefits. These increases were partially offset by decreases of $278,000 in CDI amortization, $605,000 in other expense and $178,000 in marketing expense. The second quarter of 2018 included $943,000 of merger-related expense compared with $936,000 in the first quarter of 2018.

Noninterest expense grew by $1.6 million, or 3%, compared to the first quarter of 2017. The increase in expense was primarily related to the additional costs from the operations, personnel and branches retained from the acquisition of Plaza and HEOP, combined with our continued investment in personnel to support our organic growth in loans and deposits.

Noninterest expense totaled $100 million for the first six months of 2018, an increase of $21.4 million, or 27%, compared with the first six months of 2017. The increase was primarily driven by increases of $21.6 million in compensation and benefits expenses, $3.6 million in premises and occupancy expense, $2.0 million in CDI amortization and $1.8 million in data processing, partially offset by a decrease of $13.2 million in merger-related expense. Prior period comparisons for the year-to-date results are impacted by the acquisitions of Plaza in the fourth quarter of 2017 and the acquisition of HEOP in the second quarter of 2017.

The Company’s efficiency ratio was 53.0% for the second quarter of 2018, compared to 52.4% for the first quarter of 2018 and 52.3% for the second quarter of 2017. The Company's efficiency ratio was 52.7% for the first six months of 2018, compared to 52.5% for the first six months of 2017.

Income Taxes

For the three months ended June 30, 2018, March 31, 2018 and June 30, 2017, income tax expense was $10.2 million, $8.9 million and $7.5 million, respectively, and the effective income tax rate was 27.2%, 24.1% and 34.7%, respectively.

The increase in the effective tax rate for the second quarter of 2018, compared to the first quarter of 2018, was primarily the result of the tax effect of exercised and vested share-based compensation awards, which are reported as discrete items in the period they occur, resulting in a $372,000 tax benefit to the Company for the second quarter of 2018, compared to a $1.4 million tax benefit in the first quarter of 2018.

The decrease in the effective rate for the second quarter of 2018, compared to the second quarter of 2017 was primarily the result of the reduction of the federal income tax rate from 35% to 21% under comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”) effective December 22, 2017, as well as benefits from the exercise of stock options and the vesting of other stock awards.

As of June 30, 2018, the Company has not yet completed its accounting for the enactment of the Tax Act; however, the Company believes it has reasonably estimated the effects of the Tax Act by recording a provisional income tax expense amount of $5.6 million for the year ended December 31, 2017 in accordance with SEC Staff Accounting Bulletin 118 (“SAB 118”). As required by SAB 118, the Company will continue to evaluate and re-

measure, during 2018, the impact of the Tax Act on deferred tax amounts that existed at December 31, 2017. As a result of this process, the Company recorded an additional provisional income tax expense of $132,000 during the second quarter of 2018. The Company is still completing its analysis of the impact of the Tax Act and will record any adjustments to the provisional amount as a component of income tax expense during the measurement period provided for under SAB 118.

The total amount of unrecognized tax benefits was $2.9 million and $2.9 million as of June 30, 2018 and December 31, 2017, respectively, primarily comprised of unrecognized tax benefits from an acquisition during 2017. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $0 and $0 at June 30, 2018 and December 31, 2017. As of June 30, 2018, the Company does not believe the unrecognized tax benefits will change within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued for $171,000 and $104,000 of the interest at June 30, 2018 and December 31, 2017, respectively. No amounts for penalties were accrued.

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

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has a valuation allowance of $382,000 against a capital loss carryover deferred tax asset as of June 30, 2018, as the Company does not believe it will generate sufficient capital gain before the capital loss carryover expires.

FINANCIAL CONDITION

At June 30, 2018, assets totaled $8.2 billion, an increase of $134 million, or 1.7%, from December 31, 2017. The increase was primarily due to increases in investment securities and gross loans of $101 million and $71.8 million, respectively, partially offset by a decrease of $65.7 million in cash and cash equivalents.

Loans

Loans held for investment totaled $6.3 billion at June 30, 2018, an increase of $81.4 million, or 1.3%, from December 31, 2017. The increase from December 31, 2017 was the result of business loans increasing $98.1 million, partially offset by consumer loans decreasing $11.0 million and real estate loans decreasing $4.9 million. Loans held for sale decreased $9.5 million from December 31, 2017. Loans held for sale primarily represent the guaranteed portion of SBA loans, which the Bank originates for sale. The total end-of-period weighted average interest rate on loans at June 30, 2018 was 5.12%, compared to 4.95% at December 31, 2017.

The following table sets forth the composition of our loan portfolio in dollar amounts, as a percentage of the portfolio and gives the weighted average interest rate by loan category at the dates indicated:

	June 30, 2018			December 31, 2017
	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
	(dollars in thousands)
Business loans
Commercial and industrial	$1,102,586	17.6%	5.59%	$1,086,659	17.5%	5.18%
Franchise	708,957	11.3	5.32	660,414	10.7	5.23
Commercial owner occupied (1)	1,310,722	20.9	4.99	1,289,213	20.8	5.01
SBA	176,696	2.8	6.76	185,514	3.0	6.30
Agribusiness	136,962	2.2	5.14	116,066	1.9	4.62
Total business loans	3,435,923	54.8	5.26	3,337,866	53.9	5.16
Real estate loans
Commercial non-owner occupied	1,219,747	19.3	4.69	1,243,115	20.0	4.60
Multi-family	805,494	12.8	4.34	794,384	12.8	4.29
One-to-four family (2)	249,495	4.0	4.75	270,894	4.4	4.63
Construction	321,423	5.1	6.52	282,811	4.6	6.13
Farmland	136,548	2.2	4.63	145,393	2.3	4.52
Land	30,246	0.5	5.95	31,233	0.5	5.72
Total real estate loans	2,762,953	43.9	4.82	2,767,830	44.6	4.68
Consumer loans
Consumer loans	81,973	1.3	5.77	92,931	1.5	5.63
Gross loans held for investment (3)	6,280,849	100.0%	5.12%	6,198,627	100.0%	4.95%
Deferred loan origination costs/(fees) and premiums/(discounts), net	(3,263)			(2,403)
Loans held for investment	6,277,586			6,196,224
Allowance for loan losses	(31,747)			(28,936)
Loans held for investment, net	$6,245,839			$6,167,288

Loans held for sale, at lower of cost or fair value	$13,879			$23,426
______________________________
(1) Secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans held for investment for June 30, 2018 and December 31, 2017 are net of the unaccreted fair value net purchase discounts of $22.2 million and $29.1 million, respectively.

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. Loans delinquent 30 or more days as a percentage of loans held for investment were 0.12% at June 30, 2018, compared to 0.16% at December 31, 2017.

The following table sets forth delinquencies in the Company’s loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At June 30, 2018
Business loans
Commercial and industrial	3	$1,863	—	$—	1	$100	4	$1,963
Franchise	—	—	—	—	1	209	1	209
SBA	1	488	—	—	3	1,309	4	1,797
Real estate loans
Commercial non-owner occupied	1	706	1	1,290	—	—	2	1,996
Multi-family	—	—	—	—	1	589	1	589
One-to-four family	1	526	—	—	2	361	3	887
Land	—	—	—	—	1	6	1	6
Total	6	$3,583	1	$1,290	9	$2,574	16	$7,447
Delinquent loans to loans held for investment		0.06%		0.02%		0.04%		0.12%

At December 31, 2017
Business loans
Commercial and industrial	3	$84	4	$570	4	$235	11	$889
Commercial owner occupied	1	3,474	1	486	—	—	2	3,960
SBA	2	177	—	—	5	1,940	7	2,117
Real estate loans
Multi-family	3	1,781	—	—	—	—	3	1,781
One-to-four family	1	354	—	—	4	815	5	1,169
Land	1	83	—	—	1	9	2	92
Consumer loans
Consumer	2	11	—	—	2	40	4	51
Total	13	$5,964	5	$1,056	16	$3,039	34	$10,059
Delinquent loans to loans held for investment		0.10%		0.02%		0.05%		0.16%
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

The loss factor for each segment of our loan portfolio is generally based on our actual historical loss rate experience supplemented by industry data where we lack loss historical experience. The loss factor is adjusted by qualitative adjustment factors to arrive at a final loss factor for each loan portfolio segment. For additional information regarding the qualitative adjustments, please see “Allowances for Loan Losses” as discussed in our 2017 Annual Report. The qualitative factors allow management to assess current trends within our loan portfolio and the economic environment to incorporate their effect when calculating the ALLL. The final loss factors are applied to pass graded loans within our loan portfolio. Higher factors are applied to loans graded below pass, including classified and criticized assets.

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

At June 30, 2018, our ALLL was $31.7 million, an increase of $2.8 million from December 31, 2017. The increase in the allowance for loan losses at June 30, 2018 was primarily due to increased organic loan growth in areas of the portfolio with higher attributable loss factors and to lesser extent higher net charge-offs of $795,000. At June 30, 2018, given the composition of our loan portfolio, as well as the unamortized fair value discount of loans acquired, the ALLL was considered adequate to cover probable incurred losses inherent in the loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the ALLL change, the Company’s estimate of probable incurred loan losses could also change, which could affect the level of future provisions for loan losses.

The following table sets forth the Company’s ALLL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	June 30, 2018			December 31, 2017
Balance at End of Period Applicable to	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
	(dollars in thousands)
Business loans
Commercial and industrial	$10,164	0.92%	17.6%	$9,721	0.89%	17.5%
Franchise	6,181	0.87	11.3	5,797	0.88	10.7
Commercial owner occupied	1,137	0.09	20.9	767	0.06	20.8
SBA	2,575	1.46	2.8	2,890	1.56	3.0
Agribusiness	2,694	1.97	2.2	1,291	1.11	1.9
Real estate loans
Commercial non-owner occupied	1,450	0.12	19.3	1,266	0.10	20.0
Multi-family	563	0.07	12.8	607	0.08	12.8
One-to-four family	698	0.28	4.0	803	0.30	4.4
Construction	4,809	1.50	5.1	4,569	1.62	4.6
Farmland	405	0.30	2.2	137	0.09	2.3
Land	972	3.21	0.5	993	3.18	0.5
Consumer loans
Consumer loans	99	0.12	1.3	95	0.10	1.5
Total	$31,747	0.51%	100.0%	$28,936	0.47%	100.0%

At June 30, 2018, the ratio of ALLL to loans held for investment was 0.51%, an increase from 0.47% at December 31, 2017. Our remaining unamortized fair value discount on the loans acquired totaled $22.2 million at June 30, 2018, compared to $29.1 million at December 31, 2017.

The following table sets forth the activity within the Company’s ALLL in each of the loan categories listed for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2018	2018	2017	2018	2017
	(dollars in thousands)
Balance, beginning of period	$30,502	$28,936	$23,075	$28,936	$21,296
Provision for loan losses	1,353	2,253	1,904	3,606	4,406
Charge-offs:
Business loans:
Commercial and industrial	(246)	(665)	(110)	(911)	(862)
SBA	(27)	(29)	—	(56)	(8)
Real estate:
Consumer loans:
Consumer loans	—	(52)	—	(52)	—
Total charge-offs	(273)	(746)	(110)	(1,019)	(870)
Recoveries:
Business loans:
Commercial and industrial	138	25	33	163	55
Commercial owner occupied	16	8	70	24	82
SBA	9	26	81	35	83
Real estate:
One-to-four family	1	—	1	1	2
Consumer loans:
Consumer loans	1	—	1	1	1
Total recoveries	165	59	186	224	223
Net loan (charge-offs) recoveries	(108)	(687)	76	(795)	(647)
Balance at end of period	$31,747	$30,502	$25,055	$31,747	$25,055

Ratios:
Net charge-offs (recoveries) to average total loans, net	—%	0.01%	—%	0.01%	0.02%
Allowance for loan losses to loans held for investment at end of period	0.51%	0.49%	0.52%	0.51%	0.52%

Investment Securities

We primarily use our investment portfolio for liquidity purposes and to support our interest rate risk management strategies. Investments totaled $907 million at June 30, 2018, an increase of $101 million from December 31, 2017. The increase in the second quarter of 2018 was primarily the result of $196 million in purchases, partially offset by approximately $15.9 million in sales and $61.0 million in principal payments/amortization/redemptions.

The following tables set forth the amortized cost, unrealized gains and losses, and estimated fair value of our investment securities portfolio at the dates indicated:

	June 30, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Agency	$41,567	$—	$(490)	$41,077
Corporate	93,126	433	(1,057)	92,502
Municipal bonds	221,806	1,281	(3,186)	219,901
Collateralized mortgage obligation: residential	29,747	81	(670)	29,158
Mortgage-backed securities: residential	505,817	58	(13,813)	492,062
Total investment securities available-for-sale	892,063	1,853	(19,216)	874,700
Investment securities held-to-maturity:
Mortgage-backed securities: residential	30,854	—	(838)	30,016
Other	1,111	—	—	1,111
Total securities held-to-maturity	31,965	—	(838)	31,127
Total investment securities	$924,028	$1,853	$(20,054)	$905,827

	December 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Agency	$47,051	$236	$(78)	$47,209
Corporate	78,155	1,585	(194)	79,546
Municipal bonds	228,929	3,942	(743)	232,128
Collateralized mortgage obligation: residential	33,984	132	(335)	33,781
Mortgage-backed securities: residential	398,664	266	(4,165)	394,765
Total investment securities available-for-sale	786,783	6,161	(5,515)	787,429
Investment securities held-to-maturity:
Mortgage-backed securities: residential	17,153	—	(209)	16,944
Other	1,138	—	—	1,138
Total investment securities held-to-maturity	18,291	—	(209)	18,082
Total investment securities	$805,074	$6,161	$(5,724)	$805,511

The following table sets forth the fair values and weighted average yields on our investment securities available-for-sale portfolio by contractual maturity at the date indicated:

	June 30, 2018
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
Investment securities available-for-sale:
Agency	$—	—%	$—	—%	$18,371	2.53%	$22,706	2.44%	$41,077	2.48%
Corporate	—	—	—	—	92,502	4.99	—	—	92,502	4.99
Municipal bonds	3,807	2.04	36,038	1.94	66,741	2.03	113,315	2.51	219,901	2.26
Collateralized mortgage obligation	—	—		—	936	2.39	28,222	2.59	29,158	2.59
Mortgage-backed securities	—	—	2,002	1.04	117,063	2.41	372,997	2.39	492,062	2.39
Total securities available-for-sale	3,807	2.04	38,040	1.89	295,613	3.14	537,240	2.43	874,700	2.64
Investment securities held-to-maturity:
Mortgage-backed securities	—	—	—	—	—	—	30,016	3.41	30,016	3.41
Other	—	—	—	—	—	—	1,111	0.93	1,111	0.93
Total securities held-to-maturity	—	—	—	—	—	—	31,127	3.32	31,127	3.32
Total securities	$3,807	2.04%	$38,040	1.89%	$295,613	3.14%	$568,367	2.47%	$905,827	2.66%
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

We recorded no impairment credit losses on available-for-sale securities in our consolidated statements of income for the three months ended June 30, 2018, December 31, 2017 and June 30, 2017.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), restructured loans, OREO and other assets owned. It is our general policy to account for a loan as nonaccrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful.

Nonperforming assets totaled $6.4 million, or 0.08% of total assets at June 30, 2018, an increase from $3.6 million, or 0.04% of total assets at December 31, 2017. At June 30, 2018, nonperforming loans totaled $6.0 million, or 0.10% of loans held for investment, an increase from $3.3 million, or 0.05% of loans held for investment at December 31, 2017. Other real estate owned decreased to $220,000 and other assets owned totaled $183,000.

      The following table sets forth our composition of nonperforming assets at the dates indicated:

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Nonperforming assets
Business loans:
Commercial and industrial	$1,062	$1,160
Franchise	209	—
Commercial owner occupied	—	97
SBA	1,423	1,201
Real estate:
Commercial non-owner occupied	1,290	—
Multi-family	589	—
One-to-four family	1,445	817
Land	6	9
Consumer loans:
Consumer loans	15	—
Total nonperforming loans	6,039	3,284
Other real estate owned	220	326
Other assets owned	183	—
Total nonperforming assets	$6,442	$3,610

Allowance for loan losses	$31,747	$28,936
Allowance for loan losses as a percent of total nonperforming loans	526%	881%
Nonperforming loans as a percent of loans held for investment	0.10	0.05
Nonperforming assets as a percent of total assets	0.08	0.04

Liabilities and Stockholders’ Equity

Total liabilities were $6.87 billion at June 30, 2018, compared to $6.78 billion at December 31, 2017. The increase of $87.1 million, or 1.3%, from December 31, 2017 was primarily related to a $222 million, or 3.7%, increase in deposits from December 31, 2017, offset by a $157 million, or 24.5%, decrease in total borrowings from December 31, 2017.

Deposits.  At June 30, 2018, deposits totaled $6.3 billion, an increase of $222 million, or 3.7%, from December 31, 2017. Non-maturity deposits totaled $5.1 billion, or 81% of total deposits, an increase of $138 million, or 2.8%, from December 31, 2017, highlighted by an increase in noninterest-bearing checking of $123 million, and a $37.8 million increase in money market/savings deposits, partially offset by a $22.2 million decrease in interest checking. Deposit increases also included an $109 million increase in retail certificates of deposit and a $24 million decrease in wholesale/brokered certificates of deposit.

The total end of period weighted average rate of deposits at June 30, 2018 was 0.57%, a decrease from 0.33% December 31, 2017.

Our ratio of loans held for investment to deposits was 99.5% and 101.8% at June 30, 2018 and December 31, 2017, respectively.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates as of the last day of each period for each category of deposits presented:

	June 30, 2018			December 31, 2017
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Noninterest-bearing checking	$2,349,464	37.2%	—%	$2,226,876	36.7%	—%
Interest-bearing deposits:
Checking	342,986	5.4	0.14	365,193	6.0	0.13
Money market	2,230,514	35.4	0.78	2,181,571	35.8	0.48
Savings	216,335	3.4	0.13	227,436	3.7	0.13
Time deposit accounts:
Less than 1.00%	163,168	2.6	0.49	292,553	4.8	0.57
1.00 - 1.99	706,523	11.2	1.50	783,235	12.9	1.29
2.00 - 2.99	299,166	4.7	2.16	8,793	0.1	2.12
3.00 - 3.99	61	—	3.87	60	—	3.87
4.00 - 4.99	3	—	4.93	2	—	4.93
5.00 and greater	130	—	5.07	167	—	5.07
Total time deposit accounts	1,169,051	18.5	1.53	1,084,810	17.8	1.10
Total interest-bearing deposits	3,958,886	62.8	0.91	3,859,010	63.4	0.60
Total deposits	$6,308,350	100.0%	0.57%	$6,085,886	100.0%	0.33%

Borrowings.  At June 30, 2018, total borrowings amounted to $484 million, a decrease of $157 million, or 24.5%, from December 31, 2017. At June 30, 2018, total borrowings represented 5.9% of total assets and had an end of period weighted average rate of 2.9%, compared with 8.0% of total assets at a weighted average rate of 2.2% at December 31, 2017.

At June 30, 2018, total borrowings were comprised of the following:

•	FHLB advances of $338 million at 2.09%;

•	Subordinated notes of $60 million at 5.75% due September 3, 2024. For additional information about the subordinated notes, see Note 8 to the Consolidated Financial Statements in this report;

•
Two reverse repurchase agreements totaling $18.5 million at a weighted average rate of 3.46% due in September 2018. These agreements are secured by government sponsored entity mortgage-backed securities with a par value of $23.2 million and a fair value of $23.2 million;

•
HOA reverse repurchase agreements totaling $23.0 million at a weighted average rate of .01% and secured by government sponsored entity mortgage-backed securities with a par value of $23.2 million and a fair value of $23.9 million; and

•
Subordinated debentures used to fund the issuance of trust preferred securities in 2004 of $10.3 million at 5.10% due April 7, 2034. For additional information about the subordinated debentures and trust preferred securities, see Note 8 to the Consolidated Financial Statements in this report.

•
$5.2 million of floating rate junior subordinated debt securities to Heritage Oaks Capital Trust II. Interest is payable quarterly at three-month LIBOR plus 1.72% per annum, for an effective rate of 4.03% per annum as of June 30, 2018. At June 30, 2018, the carrying value of these debentures was $4.0 million, which reflects purchase accounting fair value adjustments of $1.3 million.

•
$3.1 million of floating rate junior subordinated debt associated with Mission Community Capital Trust I. The carrying value of Mission Community Capital Trust I was $2.8 million, which reflects purchase accounting fair value adjustments of $316,000. Interest is payable quarterly at three-month LIBOR plus 2.95% per annum, for an effective rate of 5.30% per annum as of June 30, 2018.

•
$5.2 million of floating rate junior subordinated debt associated Santa Lucia Bancorp (CA) Capital Trust. The carrying value of Santa Lucia Bancorp (CA) Capital Trust was $3.8 million, which reflects purchase accounting fair value adjustments $1.4 million. Interest is payable quarterly at three-month LIBOR plus 1.48% per annum, for an effective rate of 3.83% per annum as of June 30, 2018.

•	$25 million of subordinated notes at a fixed rate of 7.25% payable in arrears on a quarterly basis inherited as part of the Plaza 2017 acquisition.

The following table sets forth certain information regarding the Company’s borrowed funds at the dates indicated:

	June 30, 2018		December 31, 2017
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
FHLB advances	$337,638	2.09%	$490,148	1.49%
Reverse repurchase agreements	41,462	1.55	46,139	2.02
Subordinated debentures	105,253	6.03	105,123	5.60
Total borrowings	$484,353	2.90%	$641,410	2.21%

Weighted average cost of borrowings during the quarter	2.70%		2.35%
Borrowings as a percent of total assets	5.9		8.0

Stockholders’ Equity.  Total stockholders’ equity was $1.29 billion as of June 30, 2018, an increase from $1.24 billion at December 31, 2017. The current year increase of $46.5 million in stockholders’ equity was primarily related to net income for the first six months of 2018 of $55.3 million, offset by a decrease in accumulated other comprehensive income of $12.6 million.

Our book value per share increased to $27.63 at June 30, 2018 from $26.86 at December 31, 2017. At June 30, 2018, the Company’s tangible common equity to tangible assets ratio was 9.91%, an increase from 9.42% at December 31, 2017.

Tangible common equity to tangible assets (the “tangible common equity ratio”) is a non-U.S. GAAP financial measure derived from U.S. GAAP-based amounts. We calculate the tangible common equity ratio by deducting the balance of intangible assets from common stockholders’ equity and dividing by period end tangible assets, which also deducts intangible assets. We believe that this information is important to shareholders as tangible equity is a measure that is consistent with the calculation of capital for bank regulatory purposes, which excludes intangible assets from the calculation of risk-based ratios.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
U.S. GAAP Reconciliation

	June 30,	December 31,
	2018	2017
	(dollars in thousands)
Total stockholders’ equity	$1,288,525	$1,241,996
Less: Intangible assets	532,610	536,343
Tangible common equity	$755,915	$705,653

Total assets	$8,158,131	$8,024,501
Less: Intangible assets	532,610	536,343
Tangible assets	$7,625,521	$7,488,158

Tangible common equity ratio	9.91%	9.42%

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

Our primary sources of funds generated during the first six months of 2018 were from:

•	Net increase of $222 million in deposit accounts;

•	Proceeds of $94.2 million from the sale and principal payments on loans held for sale; and

•	Principal payments on securities available-for-sale of $47.7 million.

We used these funds to:

•	Originate loans of $530 million;

•	Purchase of securities available-for-sale of $182 million;

•	Originate loans held for sale of $72.7 million; and

•	Reduce borrowings by $157 million.

Our most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on our operating, lending and investing activities during any given period. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. At June 30, 2018, cash and cash equivalents totaled $131 million and the market value of our investment securities available-for-sale totaled $875 million. If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve’s lending programs and loan sales. As of June 30, 2018, the maximum amount we could borrow through the FHLB was $3.6 billion, of which $1.1 billion was available for borrowing based on collateral pledged of $1.3 billion in real estate loans. At June 30, 2018, we had $338 million in FHLB borrowings against that available balance. At June 30, 2018, we also had unsecured lines of credit aggregating $221 million, which consisted of $168 million with other financial institutions from which to draw funds and $3.3 million with the FRB and one reverse repo line with a correspondent bank of $50 million. For the quarter ended June 30, 2018, our average liquidity ratio was 11.66%, which is above the Company's policy of 10.0%. The Company regularly monitors liquidity and models liquidity stress scenarios to ensure that adequate liquidity is available and has contingency funding plans in place, which are reviewed and tested on a regular basis.

To the extent that 2018 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 15% of total deposits, as a secondary source for funding. At June 30, 2018, we had $433 million in brokered time and money market deposits, which constituted 6.9% of total deposits at that date.

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

The Corporation’s board of directors authorized in June 2012 a stock repurchase plan, which allows the Corporation to proactively manage its capital position and return excess capital to its stockholders. The repurchase plan authorizes the repurchase of up to 1,000,000 shares of the Company’s common stock. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. For the three months ended June 30, 2018, March 31, 2018 and June 30,2017 and the six months ended June 30, 2018 and 2017, no shares were repurchased. Also, please see Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	June 30, 2018
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(dollars in thousands)
Contractual obligations
FHLB advances	$286,000	$18,500	$33,138	$—	$337,638
Other borrowings	41,462	—	—	—	41,462
Subordinated debentures	—	—	—	105,253	105,253
Certificates of deposit	853,650	293,831	15,359	6,211	1,169,051
Operating leases	8,024	8,942	4,189	1,789	22,944
Total contractual cash obligations	$1,189,136	$321,273	$52,686	$113,253	$1,676,348

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed. Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. As of June 30, 2018, we had commitments to extend credit on existing lines and letters of credit of $1.3 billion, compared to $1.2 billion at December 31, 2017 and $1.0 billion at June 30, 2017.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	June 30, 2018
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(dollars in thousands)
Other commitments
Commercial and industrial	$540,835	$156,074	$30,105	$33,899	$760,913
Construction	156,889	158,969	6,820	4,500	327,178
Agribusiness and farmland	18,665	13,788	35,398	1,013	68,864
Home equity lines of credit	4,737	6,950	4,700	62,876	79,263
Standby letters of credit	37,966	406	—	155	38,527
Credit card lines	—	—	—	1,727	1,727
All other	34,506	5,200	4,606	17,635	61,947
Total other commitments	$793,598	$341,387	$81,629	$121,805	$1,338,419

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

Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At June 30, 2018, the Company and Bank are in compliance with the capital conservation buffer requirement. The capital conservation buffer will increase by 0.625% each year starting in 2016 through 2019, at which point, the common equity tier 1, tier 1 and total capital ratio minimums inclusive of the capital conservation buffer will be 7.0%, 8.5% and 10.5%, respectively.

As defined in applicable regulations and set forth in the table below, the Company and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the “well capitalized” standards at the dates indicated:

	Actual	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer Phase-In for 2018	Minimum Required Plus Capital Conservation Buffer Fully Phased-In	Minimum Required For Well Capitalized Requirement
At June 30, 2018
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	10.41%	4.00%	4.00%	4.00%	N/A
Common equity tier 1 capital ratio	10.80%	4.50%	6.38%	7.00%	N/A
Tier 1 capital ratio	11.09%	6.00%	7.88%	8.50%	N/A
Total capital ratio	12.75%	8.00%	9.88%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	11.31%	4.00%	4.00%	4.00%	5.00%
Common equity tier 1 capital ratio	12.05%	4.50%	6.38%	7.00%	6.50%
Tier 1 capital ratio	12.05%	6.00%	7.88%	8.50%	8.00%
Total capital ratio	12.53%	8.00%	9.88%	10.50%	10.00%

	Actual	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer Phase-In for 2017	Minimum Required Plus Capital Conservation Buffer Fully Phased-In	Minimum Required For Well Capitalized Requirement
At December 31, 2017
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	10.61%	4.00%	4.00%	4.00%	N/A
Common equity tier 1 capital ratio	10.48%	4.50%	5.750%	7.00%	N/A
Tier 1 capital ratio	10.78%	6.00%	7.250%	8.50%	N/A
Total capital ratio	12.46%	8.00%	9.250%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	11.59%	4.00%	4.00%	4.00%	5.00%
Common equity tier 1 capital ratio	11.77%	4.50%	5.750%	7.00%	6.50%
Tier 1 capital ratio	11.77%	6.00%	7.250%	8.50%	8.00%
Total capital ratio	12.22%	8.00%	9.250%	10.50%	10.00%

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2012, the Corporation's board of directors authorized its second stock repurchase program. Under the repurchase program, management is authorized to repurchase up to 1,000,000 shares of the Corporation’s common stock. The program may be limited or terminated at any time without prior notice. The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the second quarter of 2018.

Month of Purchase	Total Number of shares purchased/ returned	Average price paid per share	Total number of shares repurchased as part of the publicly announced program	Maximum number of shares that may yet be purchased under the program at end of month
March-2018	—	—	—	762,545
April-2018	—	—	—	762,545
May-2018	—	—	—	762,545
June-2018	—	—	—	762,545
Total/Average	—	—	—	762,545

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit 2.1	Agreement and Plan of Reorganization, dated as of February 9, 2018, by and between Pacific Premier Bancorp, Inc. and Grandpoint Capital, Inc. (1)
Exhibit 3.1	Second Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
Exhibit 3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (2)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference from the Registrant's Form 8-K filed with the SEC on February 12, 2018.
(2) Incorporated by reference from the Registrant's Form 8-K filed with the SEC on May 15, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

August 8, 2018	By:	/s/ Steven R. Gardner
Date		Steven R. Gardner
Chairman, President and Chief Executive Officer
(principal executive officer)

August 8, 2018	By:	/s/ Ronald J. Nicolas, Jr.
Date		Ronald J. Nicolas, Jr.
Sr. Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)