Form 10-Q
period 2018-09-30
PACIFIC PREMIER BANCORP INC
filed 2018-11-08
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act).

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

The number of shares outstanding of the registrant’s common stock as of November 6, 2018 was 62,472,897.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)
(unaudited)

ASSETS	September 30, 2018	December 31, 2017
Cash and due from banks	$39,485	$39,606
Interest-bearing deposits with financial institutions	223,727	157,558
Cash and cash equivalents	263,212	197,164
Interest-bearing time deposits with financial institutions	6,386	6,633
Investments held-to-maturity, at amortized cost (fair value of $45,138 as of September 30, 2018 and $18,082 as of December 31, 2017, respectively)	46,385	18,291
Investment securities available-for-sale, at fair value	1,054,877	787,429
FHLB, FRB and other stock, at cost	112,649	65,881
Loans held for sale, at lower of cost or fair value	52,880	23,426
Loans held for investment	8,759,204	6,196,224
Allowance for loan losses	(33,306)	(28,936)
Loans held for investment, net	8,725,898	6,167,288
Accrued interest receivable	37,683	27,060
Other real estate owned	356	326
Premises and equipment	66,103	53,155
Deferred income taxes, net	26,848	13,265
Bank owned life insurance	110,354	75,976
Intangible assets	105,187	43,014
Goodwill	807,892	493,329
Other assets	87,171	52,264
Total assets	$11,503,881	$8,024,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$3,434,674	$2,226,876
Interest-bearing:
Checking	495,483	365,193
Money market/savings	3,261,544	2,409,007
Retail certificates of deposit	1,045,334	714,751
Wholesale/brokered certificates of deposit	265,110	370,059
Total interest-bearing	5,067,471	3,859,010
Total deposits	8,502,145	6,085,886
FHLB advances and other borrowings	861,972	536,287
Subordinated debentures	110,244	105,123
Accrued expenses and other liabilities	113,143	55,209
Total liabilities	9,587,504	6,782,505
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 62,472,721 shares at September 30, 2018 and 46,245,050 shares at December 31, 2017 issued and outstanding	617	458
Additional paid-in capital	1,671,673	1,063,974
Retained earnings	260,764	177,149
Accumulated other comprehensive (loss) income	(16,677)	415
Total stockholders' equity	1,916,377	1,241,996
Total liabilities and stockholders' equity	$11,503,881	$8,024,501

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share data)
(unaudited)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2018	2018	2017	2018	2017
INTEREST INCOME
Loans	$119,271	$85,625	$64,915	$289,069	$170,905
Investment securities and other interest-earning assets	9,605	7,074	5,246	23,333	13,416
Total interest income	128,876	92,699	70,161	312,402	184,321
INTEREST EXPENSE
Deposits	11,942	7,756	3,557	25,612	8,774
FHLB advances and other borrowings	2,494	2,125	1,162	6,642	2,940
Subordinated debentures	1,727	1,647	1,151	4,983	3,275
Total interest expense	16,163	11,528	5,870	37,237	14,989
Net interest income before provision for credit losses	112,713	81,171	64,291	275,165	169,332
Provision for credit losses	1,981	1,761	2,049	5,995	6,238
Net interest income after provision for credit losses	110,732	79,410	62,242	269,170	163,094
NONINTEREST INCOME
Loan servicing fees	400	292	276	1,037	641
Service charges on deposit accounts	874	1,057	946	3,081	2,153
Other service fee income	317	169	851	632	1,725
Debit card interchange fee income	1,061	1,090	248	3,187	994
Earnings on bank-owned life insurance	1,270	617	629	2,498	1,654
Net gain from sales of loans	2,029	3,843	3,439	8,830	9,137
Net gain from sales of investment securities	1,063	330	896	1,399	2,989
Other income	530	753	936	2,697	2,370
Total noninterest income	7,544	8,151	8,221	23,361	21,663
NONINTEREST EXPENSE
Compensation and benefits	37,901	29,274	21,707	96,048	58,218
Premises and occupancy	7,214	5,045	4,016	17,040	10,202
Data processing	4,095	2,747	2,082	9,544	5,708
Other real estate owned operations, net	—	2	3	3	59
FDIC insurance premiums	1,060	581	379	2,252	1,652
Legal, audit and professional expense	3,280	1,816	1,978	6,935	4,177
Marketing expense	1,569	1,352	1,248	4,451	3,072
Office, telecommunications and postage expense	1,538	1,115	835	3,733	2,190
Loan expense	1,139	594	1,017	2,324	2,553
Deposit expense	2,137	2,302	1,655	6,115	4,762
Merger-related expense	13,978	943	503	15,857	15,566
CDI amortization	4,693	1,996	1,761	8,963	4,033
Other expense	3,482	2,309	2,428	8,705	5,880
Total noninterest expense	82,086	50,076	39,612	181,970	118,072
Net income before income taxes	36,190	37,485	30,851	110,561	66,685
Income tax	7,798	10,182	10,619	26,864	22,756
Net income	$28,392	$27,303	$20,232	$83,697	$43,929
EARNINGS PER SHARE
Basic	$0.46	$0.59	$0.51	$1.63	$1.23
Diluted	0.46	0.58	0.50	1.61	1.20
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	61,727,030	46,053,077	39,709,565	51,282,533	35,652,626
Diluted	62,361,804	46,702,968	40,486,114	51,965,647	36,455,945

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2018	2018	2017	2018	2017
Net income	$28,392	$27,303	$20,232	$83,697	$43,929
Other comprehensive income, net of tax:
Unrealized holding (loss)/gain on securities arising during the period, net of income taxes (1)	(3,630)	(3,122)	(196)	(16,095)	7,153
Reclassification adjustment for net (gains) losses on sale of securities included in net income, net of income taxes (2)	(834)	(240)	(588)	(1,079)	(1,956)
Other comprehensive (loss) income, net of tax	(4,464)	(3,362)	(784)	(17,174)	5,197
Comprehensive income, net of tax	$23,928	$23,941	$19,448	$66,523	$49,126
______________________________
(1) Income tax (benefit) expense on the unrealized (loss)/gain on securities was $(1.6) million for the three months ended September 30, 2018, $(1.3) million for the three months ended June 30, 2018, $(253,000) for the three months ended September 30, 2017, $(6.8) million for the nine months ended September 30, 2018 and $4.7 million for the nine months ended September 30, 2017.

(2) Income tax (benefit) expense on the reclassification adjustment for net (gains) losses on sale of securities included in net income was $229,000 for the three months ended September 30, 2018, $90,000 for the three months ended June 30, 2018, $308,000 for the three months ended September 30, 2017, $320,000 for the nine months ended September 30, 2018 and $1.0 million for the nine months ended September 30, 2017.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance at December 31, 2017	46,245,050	$458	$1,063,974	$177,149	$415	$1,241,996
Net income	—	—	—	83,697	—	83,697
Other comprehensive income	—	—	—	—	(17,174)	(17,174)
Share-based compensation expense	—	—	6,362	—	—	6,362
Issuance of restricted stock, net	264,420	—	—	—	—	—
Common stock issued	15,758,039	158	601,013	—	—	601,171
Restricted stock surrendered and canceled	(28,849)	—	(1,586)	—	—	(1,586)
Exercise of stock options	234,061	1	1,910	—	—	1,911
Reclassification of certain tax effects of the Tax Cuts and Jobs Act	—	—	—	(82)	82	—
Balance at September 30, 2018	62,472,721	$617	$1,671,673	$260,764	$(16,677)	$1,916,377

Balance at December 31, 2016	27,798,283	$274	$345,138	$117,049	$(2,721)	$459,740
Net income	—	—	—	43,929	—	43,929
Other comprehensive income	—	—	—	—	5,197	5,197
Share-based compensation expense	—	—	4,246	—	—	4,246
Issuance of restricted stock, net	149,197	—	—	—	—	—
Common stock issued	11,904,901	120	464,862	—	—	464,982
Restricted stock surrendered and canceled	(21,506)	—	(1,259)	—	—	(1,259)
Exercise of stock options	331,151	3	4,322	—	—	4,325
Balance at September 30, 2017	40,162,026	$397	$817,309	$160,978	$2,476	$981,160

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$83,697	$43,929
Adjustments to net income:
Depreciation and amortization expense	5,487	3,378
Provision for credit losses	5,995	6,238
Share-based compensation expense	6,362	4,246
Loss on sale and disposal of premises and equipment	52	235
Loss (gain) on sale of or write down of other real estate owned	21	(94)
Net amortization on securities	5,326	5,693
Net accretion of deferred loan fees/costs and discounts/premiums for loans acquired	3,936	1,373
Gain on sale of investment securities available-for-sale	(1,399)	(2,989)
Originations of loans held for sale	(108,071)	(130,040)
Proceeds from the sales of and principal payments from loans held for sale	126,329	100,938
Gain on sale of loans	(8,830)	(9,137)
Deferred income tax expense	26,864	1,651
Change in accrued expenses and other liabilities, net	20,004	10,147
Income from bank owned life insurance, net	(2,038)	(1,349)
Amortization of core deposit intangible	8,963	4,033
Change in accrued interest receivable and other assets, net	(20,511)	1,664
Net cash provided by operating activities	152,187	39,916
Cash flows from investing activities:
Net decrease (increase) in interest-bearing time deposits with financial institutions	247	(493)
Proceeds from sale of other real estate owned	496	182
Increase in loans, net	(196,416)	(391,186)
Purchase of loans held for investment	(61,562)	(13,582)
Purchase of held-to-maturity securities	(29,002)	(10,924)
Principal payments on held-to-maturity securities	839	849
Purchase of securities available-for-sale	(390,459)	(157,773)
Principal payments on securities available-for-sale	103,179	54,624
Proceeds from sale or maturity of securities available-for-sale	394,536	248,043
Proceeds from bank owned life insurance death benefit	—	199
Purchases of premises and equipment	(9,365)	(2,421)
Change in FHLB, FRB, and other stock, at cost	(30,586)	(11,301)
Change in cash acquired in acquisitions, net	146,571	76,531
Net cash used in investing activities	(71,522)	(207,252)
Cash flows from financing activities:
Net (decrease) increase in deposit accounts	(90,653)	203,119
Net change in short-term borrowings	86,211	(74,344)
Repayment of long-term FHLB borrowings	(10,500)	—
Proceeds from exercise of stock options and warrants	1,911	4,325
Restricted stock surrendered and canceled	(1,586)	(1,259)
Net cash (used in) provided by financing activities	(14,617)	131,841
Net (decrease) increase in cash and cash equivalents	66,048	(35,495)
Cash and cash equivalents, beginning of period	197,164	156,857
Cash and cash equivalents, end of period	$263,212	$121,362

Supplemental cash flow disclosures:
Interest paid	$33,290	$12,696
Income taxes paid	27,806	1,405
Noncash investing activities during the period:
Transfers from loans to other real estate owned	15	—
Security settled (purchases) in subsequent period	(9,988)	18,755
Transfers from portfolio loans to loans held for sale	662	31,685
Assets acquired (liabilities assumed and capital created) in acquisitions (See Note 4):
Investment securities	392,858	442,923
FHLB and other stock	16,768	9,739
Loans	2,352,388	1,364,688
Core deposit intangible	71,943	28,123
Deferred income tax	4,536	11,623
Goodwill	312,239	268,075
Fixed assets	9,122	34,902
Other assets	80,478	45,475
Deposits	(2,506,929)	(1,669,550)
Other borrowings	(254,923)	(139,034)
Other liabilities	(24,859)	(8,352)
Common stock and additional paid-in capital	(601,172)	(464,982)
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(UNAUDITED)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2018 and December 31, 2017, the results of its operations and comprehensive income for the three months ended September 30, 2018, June 30, 2018 and September 30, 2017 and the nine months ended September 30, 2018 and 2017 and the changes in stockholders’ equity and cash flows for the nine months ended September 30, 2018 and 2017. Operating results or comprehensive income for the nine months ended September 30, 2018 are not necessarily indicative of the results or comprehensive income that may be expected for any other interim period or the full year ending December 31, 2018.

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

The Company accounts for its investments in its wholly owned special purpose entities, PPBI Trust I, Heritage Oaks Capital Trust II, Mission Community Capital Trust I, Santa Lucia Bancorp (CA) Capital Trust and First Commerce Bancorp Trust I, under the equity method whereby the subsidiary’s net earnings are recognized in the Company’s statement of income.

Note 2 – Recently Issued Accounting Pronouncements

Accounting Standards Adopted in 2018

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" or "Update") 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, which among other things reduced the maximum federal corporate tax rate from 35% to 21%. This Update addresses concerns about the guidance in current U.S. GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. That guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income ("AOCI") were originally recognized in other comprehensive income (rather than in income from continuing operations). As a result of the adjustment of deferred taxes being required to be included in income from continuing operations, the tax effects of items within accumulated other comprehensive income (referred to as stranded tax effects for purposes of this Update) did not reflect the appropriate tax rate. This Update allows for an election to reclassify between retained earnings and AOCI the impact of the federal income tax rate change. The amendments in this Update are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption of the amendments of this Update is permitted. The Company elected to early adopt in the first quarter of 2018. Accordingly, the Company recorded an increase to AOCI and a decrease to retain earnings of approximately $82,000 for stranded tax effects on available for sale investment securities in the first quarter of 2018.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2018-04, Investments-Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No.33-9273 (SEC Update), ASU 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Changes made to the current measurement model primarily affect the accounting for equity securities with readily determinable fair values, where changes in fair value are included in earnings instead of other comprehensive income. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. This Update also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. This Update is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 did not have a material effect on the Company's operating results or financial condition. In accordance with the guidance, the Company measures the fair value of financial instruments reported at amortized cost on the statement of financial condition using the exit price notion. For further details, refer to Note 10 - Fair Value of Financial instruments.

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

The Company's review of its various revenue streams indicated that approximately 99% of the Company’s revenue is out of the scope of ASU 2014-09 and its related amendments, including all of the Company’s net interest income and a significant portion of non-interest income. For those revenue streams that are within the scope of ASU 2014-09 and its related amendments, the Company reviewed the associated customer contracts and agreements to determine the appropriate accounting for revenues under those contracts. The Company’s review did not identify any significant changes in the timing of revenue recognition under those contracts within the scope of ASU 2014-09 and its related amendments. Significant revenue streams that are within scope primarily relate to service charges and fees associated customer deposit accounts, as well as fees for various other services the Company provides its customers. As a result of the implementation of ASU 2014-09 and its related amendments, the Company will conduct a detailed review of its revenue streams at least annually, or more frequently if deemed necessary.

Recent Accounting Guidance Not Yet Effective

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement.

The following disclosure requirements for public companies were removed from Topic 820:

•	The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy

•	The policy for timing of transfers between levels

•	The valuation processes for Level 3 fair value measurements

The following disclosure requirements for public companies were modified in Topic 820:

•	The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date

The following disclosure requirements for public companies were added to Topic 820:

•	The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period

•
The range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements

The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. In addition, an entity may early adopt any of the removed or modified disclosures immediately and delay adoption of the new disclosures until the effective date. The Company is currently evaluating the effects of ASU 2018-13 on its financial statements and disclosures.

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchase Callable Debt Securities. This Update amends guidance on the amortization period of premiums on certain purchased callable debt securities. The amendments shorten the amortization period of premiums on purchased callable debt securities to the earliest call date. This Update should be applied on a modified retrospective basis through a cumulative-effect adjustment to beginning retained earnings. The effective date of ASU 2017-08 is for interim and annual reporting periods beginning after December 15, 2018. The adoption of this standard is not expected to have a material effect on the Company's operating results or financial condition.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This Update replaces the incurred loss impairment model in current U.S. GAAP with a model that reflects current expected credit losses (“CECL”). The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures. The Update requires that all expected credit losses for financial assets held at the reporting date be measured based on historical experience, current conditions and reasonable and supportable forecasts. The Update also requires enhanced disclosure, including qualitative and quantitative disclosures that provide additional information about significant estimates and judgments used in estimating credit losses. For public business entities, the Update is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. The Company is currently evaluating the effects of ASU 2016-13 on its financial statements and disclosures. The Company has formed a committee made up of members of finance, credit and risk management that are in the process of compiling and analyzing key data elements and implementing a software model that will meet the requirements of the new guidance. The magnitude of the adjustment and the overall impact of the new guidance on the consolidated financial statements cannot yet be reasonably estimated.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), ASU 2018-11, Leases (Topic 842): Targeted Improvements, ASU 2018-10, Codification Improvements to Topic 842, Leases. This Update is being issued to increase the transparency and comparability around lease obligations. Previously unrecorded off-balance sheet obligations will now be recorded in the consolidated statements of financial condition, accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. The Update provides an optional transition method where only the most recent period presented will reflect the adoption with a cumulative-effect adjustment to the opening balance of retained earnings, and the comparative prior periods will be reported under the previous guidance in Topic 840. The Update is generally effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently in the process of finalizing its identification and evaluation of lease obligations and service agreements under the provisions of the new standard. This evaluation includes an assessment of the appropriate classification and related accounting of each lease agreement under the new standard, a review of applicability of the new standard to existing service agreements and gathering all essential lease data that will facilitate the application of the new standard. Upon adoption of the new standard articulated in this Update, the Company will record a liability representing an obligation to make future lease payments and will also record an asset representing rights to use the underlying leased assets. As of September 30, 2018, the Company believes these assets and liabilities to be recognized under the new standard will amount to less than 1% of the Company's total assets.

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

Revenue Recognition–The Company accounts for certain of its revenue streams in accordance with ASC 606 - Revenue from Contracts with Customers. Revenue streams within the scope of and accounted for under ASC 606 include: service charges and fees on deposit accounts, debit card interchange fees, fees from other services the Bank provides its customers and gains and losses from the sale of other real estate owned and property, premises and equipment. ASC 606 requires revenue to be recognized when the Company satisfies related performance obligations by transferring to the customer a good or service. The recognition of revenue under ASC 606 requires the Company to first identify the contract with the customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and finally recognize revenue when the performance obligations have been satisfied and the good or service has been transferred. The majority of the Company’s contracts with customers associated with revenue streams that are within the scope of ASC 606 are considered short-term in nature and can be canceled at any time by the customer or the Bank, such as a deposit account agreement. Other more significant revenue streams for the Company such as interest income on loans and investment securities are specifically excluded from the scope of ASC 606 and are accounted for under other applicable U.S. GAAP.

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

Note 4 – Acquisitions

Grandpoint Capital, Inc. Acquisition

Effective as of July 1, 2018, the Company completed the acquisition of Grandpoint Capital, Inc. (“Grandpoint”), the holding company of Grandpoint Bank, a California-chartered bank, with $3.1 billion in total assets, $2.4 billion in gross loans and $2.5 billion in total deposits at June 30, 2018.
Pursuant to the terms of the merger agreement, each outstanding share of Grandpoint voting common stock and Grandoint non-voting common stock was converted into the right to receive 0.4750 shares of the Corporation's common stock. The value of the total transaction consideration was approximately $629 million, which included approximately $28.1 million in aggregate cash consideration payable to holders of Grandpoint share-based compensation awards and the issuance of 15,758,039 shares of the Corporation's common stock, valued at $38.15 per share, which was the closing price of the Corporation's common stock on June 29, 2018, the last trading day prior to the consummation of the Merger.
Goodwill in the amount of $312 million was recognized in the Grandpoint acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill recognized in this transaction is not deductible for income tax purposes.

The following table represents the assets acquired and liabilities assumed of Grandpoint as of July 1, 2018 and the fair value adjustments and amounts recorded by the Company in 2018 under the acquisition method of accounting, which are subject to adjustment for up to one year after the merger date:

	Grandpoint Book Value	Fair Value Adjustments	Fair Value
ASSETS ACQUIRED	(dollars in thousands)
Cash and cash equivalents	$147,551	$—	$147,551
Investment securities	395,905	(3,047)	392,858
Loans, gross	2,404,042	(51,654)	2,352,388
Allowance for loan losses	(18,665)	18,665	—
Fixed assets	6,015	3,107	9,122
Core deposit intangible	5,093	66,850	71,943
Deferred tax assets	14,185	(9,649)	4,536
Other assets	97,441	(195)	97,246
Total assets acquired	$3,051,567	$24,077	$3,075,644
LIABILITIES ASSUMED
Deposits	$2,506,663	$266	$2,506,929
Borrowings	255,155	(232)	254,923
Other liabilities	23,687	1,172	24,859
Total liabilities assumed	2,785,505	1,206	2,786,711
Excess of assets acquired over liabilities assumed	$266,062	$22,871	288,933
Consideration paid			601,172
Goodwill recognized			$312,239

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

The following table represents the assets acquired and liabilities assumed of HEOP as of April 1, 2017 and the fair value adjustments and amounts recorded by the Company in 2017 under the acquisition method of accounting:

	HEOP Book Value	Fair Value Adjustments	Fair Value
ASSETS ACQUIRED	(dollars in thousands)
Cash and cash equivalents	$78,728	$—	$78,728
Investment securities	445,299	(2,376)	442,923
Loans, gross	1,384,949	(20,261)	1,364,688
Allowance for loan losses	(17,200)	17,200	—
Fixed assets	35,567	(665)	34,902
Core deposit intangible	3,207	24,916	28,123
Deferred tax assets	17,850	(7,606)	10,244
Other assets	55,235	(21)	55,214
Total assets acquired	$2,003,635	$11,187	$2,014,822
LIABILITIES ASSUMED
Deposits	$1,668,085	$1,465	$1,669,550
Borrowings	139,150	(116)	139,034
Other Liabilities	8,059	293	8,352
Total liabilities assumed	1,815,294	1,642	1,816,936
Excess of assets acquired over liabilities assumed	$188,341	$9,545	197,886
Consideration paid			467,439
Goodwill recognized			$269,553

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

The loan portfolios of Grandpoint, Plaza and HEOP were recorded at fair value at the date of each acquisition. A valuation of Grandpoint's, Plaza's and HEOP's loan portfolios was performed by a third party as of the acquisition dates to assess the fair value of the loan portfolio. The loan portfolios were both segmented into two groups; loan with credit deterioration and loans without credit deterioration, and then split further by loan type. The fair value was calculated on an individual loan basis using a discounted cash flow analysis. The discount rate utilized was based on a weighted average cost of capital, considering the cost of equity and cost of debt. Also factored into the fair value estimates were loss rates, recovery periods and prepayment rates based on industry standards.

The Company also determined the fair value of the core deposit intangible, securities, real property, leases, deposits and long-term borrowings with the assistance of third-party valuations. The fair value of other real estate owned ("OREO") was based on recent appraisals of the properties less estimated costs to sell.

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

For loans acquired from Grandpoint, Plaza and HEOP, the contractual amounts due, expected cash flows to be collected, interest component and fair value as of their respective acquisition dates were as follows:

	Acquired Loans
	Grandpoint	Plaza	HEOP
		(dollars in thousands)
Contractual amounts due	$3,496,905	$1,708,685	$1,717,191
Cash flows not expected to be collected	39,230	20,152	4,442
Expected cash flows	3,457,675	1,688,533	1,712,749
Interest component of expected cash flows	1,105,287	625,632	348,061
Fair value of acquired loans	$2,352,388	$1,062,901	$1,364,688

In accordance with U.S. GAAP, there was no carryover of the allowance for loan losses that had been previously recorded by Grandpoint, Plaza and HEOP.

The operating results of the Company for the three months ended September 30, 2018, June 30, 2018 and September 30, 2017 and the nine months ended September 30, 2018 and September 30, 2017 include the operating results of Grandpoint, Plaza and HEOP since their acquisition dates. The following table presents the net interest and other income, net income and earnings per share as if the acquisition of Grandpoint, Plaza and HEOP were effective as of January 1, 2017. There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2018	2018	2017	2018	2017
	(dollars in thousands)
Net interest and other income	$118,276	$117,652	$118,364	$352,546	$326,968
Net income	28,392	28,835	32,897	93,922	76,913
Basic earnings per share	0.46	0.47	0.53	1.52	1.25
Diluted earnings per share	0.46	0.46	0.53	1.50	1.24

Note 5 – Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	September 30, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$59,659	$13	$(329)	$59,343
Agency	113,628	20	(877)	112,771
Corporate	102,761	235	(1,402)	101,594
Municipal bonds	234,910	584	(4,293)	231,201
Collateralized mortgage obligation: residential	25,897	50	(741)	25,206
Mortgage-backed securities: residential	541,660	33	(16,931)	524,762
Total investment securities available-for-sale	1,078,515	935	(24,573)	1,054,877
Investment securities held-to-maturity:
Mortgage-backed securities: residential	45,287	22	(1,269)	44,040
Other	1,098	—	—	1,098
Total investment securities held-to-maturity	46,385	22	(1,269)	45,138
Total investment securities	$1,124,900	$957	$(25,842)	$1,100,015

	December 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Agency	$47,051	$236	$(78)	$47,209
Corporate	78,155	1,585	(194)	79,546
Municipal bonds	228,929	3,942	(743)	232,128
Collateralized mortgage obligation: residential	33,984	132	(335)	33,781
Mortgage-backed securities: residential	398,664	266	(4,165)	394,765
Total investment securities available-for-sale	786,783	6,161	(5,515)	787,429
Investment securities held-to-maturity:
Mortgage-backed securities: residential	17,153	—	(209)	16,944
Other	1,138	—	—	1,138
Total investment securities held-to-maturity	18,291	—	(209)	18,082
Total investment securities	$805,074	$6,161	$(5,724)	$805,511

Unrealized gains and losses on investment securities available-for-sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At September 30, 2018, the Company had an accumulated other comprehensive loss of $23.6 million, or $16.7 million net of tax, compared to an accumulated other comprehensive income of $646,000, or $415,000 net of tax, at December 31, 2017.

At September 30, 2018, mortgage-backed securities ("MBS") with an estimated par value of $21.7 million and a fair value of $22.2 million were pledged as collateral for the Bank’s homeowner’s association (“HOA”) reverse repurchase agreements, which totaled $2.3 million.

At December 31, 2017, MBS with an estimated par value of $55.6 million and a fair value of $57.0 million were pledged as collateral for the Bank’s three repurchase agreements, which totaled $28.5 million, and HOA reverse repurchase agreements, which totaled $17.6 million.

At September 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

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

The Company did not realize any OTTI losses for the three months ended September 30, 2018, June 30, 2018 or September 30, 2017, or the nine months ended September 30, 2018 and 2017.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	September 30, 2018
	Less than 12 Months			12 Months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	5	$39,925	$(329)	—	$—	$—	5	$39,925	$(329)
Agency	28	90,499	(859)	1	1,121	(18)	29	91,620	(877)
Corporate	17	61,221	(1,076)	4	8,942	(326)	21	70,163	(1,402)
Municipal bonds	173	150,294	(2,817)	42	22,161	(1,476)	215	172,455	(4,293)
Collateralized mortgage obligation: residential	2	3,023	(54)	7	16,537	(687)	9	19,560	(741)
Mortgage-backed securities: residential	85	323,466	(7,531)	79	195,039	(9,400)	164	518,505	(16,931)
Total investment securities available-for-sale	310	668,428	(12,666)	133	243,800	(11,907)	443	912,228	(24,573)
Investment securities held-to-maturity:
Mortgage-backed securities: residential	13	33,318	(949)	1	5,849	(320)	14	39,167	(1,269)
Total investment securities held-to-maturity	13	33,318	(949)	1	5,849	(320)	14	39,167	(1,269)
Total investment securities	323	$701,746	$(13,615)	134	$249,649	$(12,227)	457	$951,395	$(25,842)

	December 31, 2017
	Less than 12 Months			12 Months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Investment securities available-for-sale:
Agency	6	$13,754	$(78)	—	$—	$—	6	$13,754	$(78)
Corporate	4	10,079	(64)	2	6,076	(130)	6	16,155	(194)
Municipal bonds	103	61,313	(268)	30	15,658	(475)	133	76,971	(743)
Collateralized mortgage obligation: residential	5	13,971	(149)	3	8,943	(186)	8	22,914	(335)
Mortgage-backed securities: residential	66	220,951	(1,600)	41	110,062	(2,565)	107	331,013	(4,165)
Total investment securities available-for-sale	184	320,068	(2,159)	76	140,739	(3,356)	260	460,807	(5,515)
Investment securities held-to-maturity:
Mortgage-backed securities: residential	2	10,745	(133)	1	6,198	(76)	3	16,943	(209)
Total investment securities held-to-maturity	2	10,745	(133)	1	6,198	(76)	3	16,943	(209)
Total investment securities	186	$330,813	$(2,292)	77	$146,937	$(3,432)	263	$477,750	$(5,724)

The amortized cost and estimated fair value of investment securities at September 30, 2018, by contractual maturity are shown in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$—	$—	$10,401	$10,403	$49,258	$48,940	$—	$—	$59,659	$59,343
Agency	10,977	10,977	12,111	12,125	68,902	68,379	21,638	21,290	113,628	112,771
Corporate	—	—	—	—	102,761	101,594	—	—	102,761	101,594
Municipal bonds	3,017	3,013	31,511	31,334	70,926	69,156	129,456	127,698	234,910	231,201
Collateralized mortgage obligation: residential	—	—	—	—	872	871	25,025	24,335	25,897	25,206
Mortgage-backed securities: residential	—	—	1,793	1,727	141,006	137,770	398,861	385,265	541,660	524,762
Total investment securities available-for-sale	13,994	13,990	55,816	55,589	433,725	426,710	574,980	558,588	1,078,515	1,054,877
Investment securities held-to-maturity:
Mortgage-backed securities: residential	—	—	—	—	933	932	44,354	43,108	45,287	44,040
Other	—	—	—	—	—	—	1,098	1,098	1,098	1,098
Total investment securities held-to-maturity	—	—	—	—	933	932	45,452	44,206	46,385	45,138
Total investment securities	$13,994	$13,990	$55,816	$55,589	$434,658	$427,642	$620,432	$602,794	$1,124,900	$1,100,015

During the three months ended September 30, 2018, June 30, 2018 and September 30, 2017, the Company recognized gross gains on sales of available-for-sale securities in the amount of $1.3 million, $330,000 and $897,000, respectively. During the three months ended September 30, 2018 and September 30, 2017, the Company recognized gross losses on sales of available-for-sale securities in the amount of $208,000 and $1,000, respectively. The Company did not recognize any gross losses on the sales of available-for sale securities during the three months ended June 30, 2018. The Company had net proceeds from the sale of available-for-sale securities of $379 million, $16.2 million and $28.4 million during the the three months ended September 30, 2018, June 30, 2018 and September 30, 2017.

During the nine months ended September 30, 2018 and September 30, 2017, the Company recognized gross gains on sales of available-for-sale securities in the amount of $1.6 million and $3.0 million, respectively. During the nine months ended September 30, 2018 and September 30, 2017, the Company recognized gross losses on the sales of available-for sale securities in the amount of $208,000 and $51,000, respectively. The Company had net proceeds from the sale of available-for-sale securities of $395 million during the nine months ended September 30, 2018 and $243 million during the nine months ended September 30, 2017.

FHLB, FRB and other stock

At September 30, 2018, the Company had $23.2 million in Federal Home Loan Bank of San Francisco (“FHLB”) stock, $51.4 million in Federal Reserve Bank of San Francisco (“FRB”) stock, and $38.0 million in other stock, all carried at cost. During the three months ended September 30, 2018, the FHLB repurchased $15.0 million of the Company’s excess FHLB stock through their stock repurchase program. During the three months ended December 31, 2017, the FHLB did not repurchase any of the Company’s excess FHLB stock through their stock repurchase program.

During the nine months ended September 30, 2018 and September 30, 2017, the FHLB repurchased $15.0 million and $5.0 million respectively.

The Company evaluates its investments in FHLB, FRB and other stock for impairment periodically, including their capital adequacy and overall financial condition. The Company recorded a net loss on Community Reinvestment Act ("CRA") equity investments of $600,000 during the three months ended September 30, 2018.

Note 6 – Loans Held for Investment

The following table sets forth the composition of our loan portfolio in dollar amounts at the dates indicated:

	September 30, 2018	December 31, 2017
	(dollars in thousands)
Business loans
Commercial and industrial	$1,359,841	$1,086,659
Franchise	735,366	660,414
Commercial owner occupied (1)	1,675,528	1,289,213
SBA	193,487	185,514
Agribusiness	133,241	116,066
Total business loans	4,097,463	3,337,866
Real estate loans
Commercial non-owner occupied	1,931,165	1,243,115
Multi-family	1,554,692	794,384
One-to-four family (2)	376,617	270,894
Construction	504,708	282,811
Farmland	138,479	145,393
Land	49,992	31,233
Total real estate loans	4,555,653	2,767,830
Consumer loans
Consumer loans	114,736	92,931
Gross loans held for investment (3)	8,767,852	6,198,627
Deferred loan origination costs/(fees) and premiums/(discounts), net	(8,648)	(2,403)
Loans held for investment	8,759,204	6,196,224
Allowance for loan losses	(33,306)	(28,936)
Loans held for investment, net	$8,725,898	$6,167,288

Loans held for sale, at lower of cost or fair value	$52,880	$23,426
______________________________
(1) Secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans held for investment for September 30, 2018 and December 31, 2017 are net of the unaccreted fair value net purchase discounts of $71.7 million and $29.1 million, respectively.

Loans Serviced for Others

The Company generally retains the servicing rights of the guaranteed portion of Small Business Administration ("SBA") loans sold, for which the Company records a servicing asset at fair value within its other assets category. At September 30, 2018 and December 31, 2017, the servicing asset totaled $8.8 million and $8.8 million, respectively, and was included in other assets. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. At September 30, 2018 and December 31, 2017, the Company determined that no valuation allowance was necessary.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans and participations serviced for others were $627 million at September 30, 2018 and $635 million at December 31, 2017, including SBA participations serviced for others totaling $504 million at September 30, 2018 and $320 million at December 31, 2017.

Concentration of Credit Risk

As of September 30, 2018, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located predominately in California. The Company’s loan portfolio contains concentrations of credit in multi-family real estate, commercial non-owner occupied real estate and commercial owner occupied real estate and business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and continues to diversify its loan portfolio through loan originations, purchases and sales to meet approved concentration levels. While management believes that the collateral presently securing these loans is adequate, there can be no assurances that a significant deterioration in the California real estate market or economy would not expose the Company to significantly greater credit risk.

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus and likewise in excess of 15% of the Bank's unimpaired capital plus surplus for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $512 million for secured loans and $307 million for unsecured loans at September 30, 2018. At September 30, 2018, the Bank’s largest aggregate outstanding balance of loans to one borrower was $81.7 million of secured credit.

Credit Quality and Credit Risk Management

The Company’s credit quality and credit risk is controlled in two distinct areas. The first is the loan origination process, wherein the Bank underwrites credit quality and chooses which risks it is willing to accept. The second is in the ongoing oversight of the loan portfolio, where existing credit risk is measured and monitored, and where performance issues are dealt with in a timely and comprehensive fashion.

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

The Bank's portfolio managers also manage loan performance risks, collections, workouts, bankruptcies and foreclosures. Loan performance risks are mitigated by our portfolio managers acting promptly and assertively to address problem credits when they are identified. Collection efforts commence immediately upon non-payment, and the portfolio managers seek to promptly determine the appropriate steps to minimize the Company’s risk of loss. When foreclosure will maximize the Company’s recovery for a non-performing loan, the portfolio managers will take appropriate action to initiate the foreclosure process.

When a loan is graded as Special Mention, Substandard or Doubtful, the Company obtains an updated valuation of the underlying collateral. If the credit in question is also identified as impaired, a valuation allowance, if necessary, is established against such loan or a loss is recognized by a charge to the allowance for loan losses (“ALLL”) if management believes that the full amount of the Company’s recorded investment in the loan is no longer collectable. The Company typically continues to obtain or confirm updated valuations of underlying collateral for Special Mention and classified loans on an annual basis in order to have the most current indication of fair value. Once a loan is identified as impaired, an analysis of the underlying collateral is performed at least quarterly, and corresponding changes in any related valuation allowance are made or balances deemed to be fully uncollectable are charged-off.

The following tables stratify the loan portfolio by the Company’s internal risk grading as of the periods indicated:

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
September 30, 2018	(dollars in thousands)
Business loans
Commercial and industrial	$1,325,912	$14,380	$19,549	$—	$1,359,841
Franchise	735,157	—	209	—	735,366
Commercial owner occupied	1,690,912	1,348	24,890	—	1,717,150
SBA	195,527	1,810	5,892	—	203,229
Agribusiness	126,695	—	6,546	—	133,241
Real estate loans
Commercial non-owner occupied	1,924,416	163	8,102	—	1,932,681
Multi-family	1,553,437	—	1,255	—	1,554,692
One-to-four family	368,270	1,066	7,281	—	376,617
Construction	504,708	—	—	—	504,708
Farmland	138,356	—	123	—	138,479
Land	49,292	—	700	—	49,992
Consumer loans
Consumer loans	114,598	5	133	—	114,736
Totals	$8,727,280	$18,772	$74,680	$—	$8,820,732

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
December 31, 2017	(dollars in thousands)
Business loans
Commercial and industrial	$1,063,452	$8,163	$15,044	$—	$1,086,659
Franchise	660,414	—	—	—	660,414
Commercial owner occupied	1,273,381	654	21,180	—	1,295,215
SBA	199,468	1	3,469	—	202,938
Agribusiness	108,143	4,079	3,844	—	116,066
Real estate loans
Commercial non-owner occupied	1,242,045	—	1,070	—	1,243,115
Multi-family	794,156	—	228	—	794,384
One-to-four family	268,776	154	1,964	—	270,894
Construction	282,294	517	—	—	282,811
Farmland	144,234	44	1,115	—	145,393
Land	30,979	—	254	—	31,233
Consumer loans
Consumer loans	92,794	—	137	—	92,931
Totals	$6,160,136	$13,612	$48,305	$—	$6,222,053

The following tables set forth delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due
	Current	30-59	60-89	90+	Total Gross Loans	Non-accruing
September 30, 2018	(dollars in thousands)
Business loans
Commercial and industrial	$1,358,766	$334	$636	$105	$1,359,841	$1,027
Franchise	735,157	—	—	209	735,366	209
Commercial owner occupied	1,716,146	793	—	211	1,717,150	—
SBA	200,596	4	—	2,629	203,229	2,748
Agribusiness	133,241	—	—	—	133,241	—
Real estate loans
Commercial non-owner occupied	1,931,391	—	—	1,290	1,932,681	1,290
Multi-family	1,554,103	—	—	589	1,554,692	589
One-to-four family	375,694	836	76	11	376,617	1,388
Construction	504,708	—	—	—	504,708	—
Farmland	138,479	—	—	—	138,479	—
Land	49,988	—	—	4	49,992	4
Consumer loans
Consumer loans	114,718	10	8	—	114,736	13
Totals	$8,812,987	$1,977	$720	$5,048	$8,820,732	$7,268

		Days Past Due
	Current	30-59	60-89	90+	Total Gross Loans	Non-accruing
December 31, 2017	(dollars in thousands)
Business loans
Commercial and industrial	$1,085,770	$84	$570	$235	$1,086,659	$1,160
Franchise	660,414	—	—	—	660,414	—
Commercial owner occupied	1,291,255	3,474	486	—	1,295,215	97
SBA	200,821	177	—	1,940	202,938	1,201
Agribusiness	116,066	—	—	—	116,066	—
Real estate loans
Commercial non-owner occupied	1,243,115	—	—	—	1,243,115	—
Multi-family	792,603	1,781	—	—	794,384	—
One-to-four family	269,725	354	—	815	270,894	817
Construction	282,811	—	—	—	282,811	—
Farmland	145,393	—	—	—	145,393	—
Land	31,141	83	—	9	31,233	9
Consumer loans
Consumer loans	92,880	11	—	40	92,931	—
Totals	$6,211,994	$5,964	$1,056	$3,039	$6,222,053	$3,284

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

The following tables provide a summary of the Company’s investment in impaired loans as of the period indicated:

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans
	(dollars in thousands)
September 30, 2018
Business loans
Commercial and industrial	$1,515	$1,027	$—	$1,027	$—
Franchise	205	209	—	209	—
SBA	7,618	2,748	488	2,260	250
Real estate loans
Commercial non-owner occupied	1,287	1,290	—	1,290	—
Multi-family	589	589	—	589	—
One-to-four family	1,476	1,388	—	1,388	—
Land	34	4	—	4	—
Consumer loans
Consumer loans	15	13	—	13	—
Totals	$12,739	$7,268	$488	$6,780	$250

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans
	(dollars in thousands)
December 31, 2017
Business loans
Commercial and industrial	$1,585	$1,160	$—	$1,160	$—
Commercial owner occupied	98	97	97	—	55
SBA	4,329	1,201	—	1,201	—
Real estate loans
One-to-four family	849	817	—	817	—
Land	35	9	—	9	—
Totals	$6,896	$3,284	$97	$3,187	$55

	Impaired Loans
	Three Months Ended
	September 30, 2018		June 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(dollars in thousands)
Business loans
Commercial and industrial	$1,030	$—	$1,272	$—	$446	$7
Franchise	209	—	70	—	—	—
Commercial owner occupied	—	—	2,317	—	170	3
SBA	1,914	—	1,360	—	85	2
Real estate loans
Commercial non-owner occupied	1,290	—	430	—	342	7
Multi-family	589	—	589	—	—	—
One-to-four family	1,406	—	1,343	—	103	3
Land	5	—	6	—	11	—
Consumer loans
Consumer loans	13	$—	15	—	—	—
Totals	$6,456	$—	$7,402	$—	$1,157	$22

(1) Cash basis and accrual basis is materially the same.

	Impaired Loans
	Nine Months Ended
	September 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(dollars in thousands)
Business loans:
Commercial and industrial	$1,161	$—	$218	$12
Franchise	93	—	—	—
Commercial owner occupied	1,931	—	162	8
SBA	1,505	—	204	10
Real estate loans:
Commercial non-owner occupied	573	—	114	7
Multi-family	666	—	—	—
One-to-four family	1,258	—	108	9
Land	6	—	13	1
Consumer loans:
Consumer loans	41	—	—	—
Totals	$7,234	$—	$819	$47

(1) Cash basis and accrual basis is materially the same.

The following table provides additional detail on the components of impaired loans at the period end indicated:

	September 30, 2018	December 31, 2017
	(dollars in thousands)
Nonaccruing loans	$7,268	$3,284
Accruing loans	—	—
Total impaired loans	$7,268	$3,284

When loans are placed on nonaccrual status, previously accrued but unpaid interest is reversed from earnings. Payments received on nonaccrual loans are generally applied as a reduction to the loan principal balance. If the likelihood of further loss is remote, the Company will recognize interest on a cash basis only. Loans may be returned to accruing status if the Company believes that all remaining principal and interest is fully collectible and there has been at least three months of sustained repayment performance since the loan was placed on nonaccrual.

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the timely collection of principal or interest. The Company had impaired loans on nonaccrual status of $7.3 million at September 30, 2018 and $3.3 million at December 31, 2017. The Company had no loans 90 days or more past due and still accruing at September 30, 2018, compared to $1.8 million at December 31, 2017.

There were no TDRs at September 30, 2018 and $97,000 at December 31, 2017. The Company had no consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of September 30, 2018. This compares to $73,000 at December 31, 2017.

Purchased Credit Impaired Loans

The Company has purchased loans that have experienced deterioration of credit quality between origination and acquisition and for which it was probable, at acquisition, that not all contractually required payments would be collected. The carrying amount of those loans is as follows:

	September 30, 2018	December 31, 2017
	(dollars in thousands)
Business loans
Commercial and industrial	$1,700	$3,310
Commercial owner occupied	2,808	1,262
SBA	1,304	1,802
Real estate loans
Commercial non-owner occupied	1,077	1,650
One-to-four family	909	255
Construction	—	517
Land	76	83
Consumer loans	8	10
Total purchase credit impaired	$7,882	$8,889

On each acquisition date, the amount by which the undiscounted expected cash flows of the purchased credit impaired loans exceed the estimated fair value of the loan is the “accretable yield.” The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the purchased credit impaired loan. At September 30, 2018, the Company had $7.9 million of purchased credit impaired loans, of which none were placed on nonaccrual status.

The following table summarizes the accretable yield on the purchased credit impaired loans for the three and nine month periods indicated.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	June 30,
	2018	2018	2017	2018	2017
	(dollars in thousands)
Balance at the beginning of period	$1,473	$1,709	$3,497	$3,019	$3,747
Additions	483	—	—	483	2,036
Accretion	(162)	(270)	(388)	(668)	(1,729)
Payoffs	(1)	32	39	(1,819)	39
Reclassification from (to) nonaccretable difference	195	2	—	973	(945)
Balance at the end of period	$1,988	$1,473	$3,148	$1,988	$3,148

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

The Company’s base ALLL factors are determined by management using the Bank’s annualized actual trailing charge-off data over a full credit cycle with the loss emergence period extending from 1 year to 1.4 years. Adjustments to those base factors are made for relevant internal and external factors. Those factors may include:

•	Changes in national, regional and local economic conditions, including trends in real estate values and the interest rate environment,

•	Changes in the nature and volume of the loan portfolio, including new types of lending,

•	Changes in volume and severity of past due loans, the volume of nonaccrual loans and the volume and severity of adversely classified or graded loans and

•	The existence and effect of concentrations of credit, and changes in the level of such concentrations.

For loans risk graded as watch or worse, progressively higher potential loss factors are applied based on a migration analysis of risk grading and net charge-offs.

The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio as of and for the three and nine months ended for the periods indicated:

	Three Months Ended September 30, 2018
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Agribusiness	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Farmland	Land	Consumer loans	Total
	(dollars in thousands)
Balance, June 30, 2018	$10,164	$6,181	$1,137	$2,575	$2,694	$1,450	$563	$698	$4,809	405	$972	$99	$31,747
Charge-offs	(100)	—	—	(44)	—	—	—	—	—	—	—	(85)	(229)
Recoveries	120	—	8	8	—	—	—	—	—	—	—	6	142
Provisions for (reduction in) loan losses	200	151	68	288	871	33	60	21	11	(30)	(104)	77	1,646
Balance, September 30, 2018	$10,384	$6,332	$1,213	$2,827	$3,565	$1,483	$623	$719	$4,820	$375	$868	$97	$33,306

	Three Months Ended September 30, 2017
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Agribusiness	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Farmland	Land	Consumer loans	Total
	(dollars in thousands)
Balance, June 30, 2017	$7,644	$5,367	$672	$2,519	$206	$1,204	$611	$724	$5,036	28	$959	$85	$25,055
Charge-offs	(32)	—	—	—	—	—	—	—	—	—	—	—	(32)
Recoveries	15	—	12	42	—	—	—	2	—	—	—	—	71
Provisions for (reduction in) loan losses	682	452	131	409	(37)	116	47	120	104	64	(15)	(24)	2,049
Balance, September 30, 2017	$8,309	$5,819	$815	$2,970	$169	$1,320	$658	$846	$5,140	$92	$944	$61	$27,143

	Nine Months Ended September 30, 2018
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Agribusiness	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Farmland	Land	Consumer loans	Total
	(dollars in thousands)
Balance, December 31, 2017	$9,721	$5,797	$767	$2,890	$1,291	$1,266	$607	$803	$4,569	$137	$993	$95	$28,936
Charge-offs	(1,011)	—	—	(100)	—	—	—	—	—	—	—	(137)	(1,248)
Recoveries	283	—	32	43	—	—	—	1	—	—	—	7	366
Provisions for (reduction in) loan losses	1,391	535	414	(6)	2,274	217	16	(85)	251	238	(125)	132	5,252
Balance, September 30, 2018	$10,384	$6,332	$1,213	$2,827	$3,565	$1,483	$623	$719	$4,820	$375	$868	$97	$33,306

Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$—	$—	$250	$—	$—	$—	$—	$—	$—	$—	$—	$250
General portfolio allocation	10,384	6,332	1,213	2,577	3,565	1,483	623	719	4,820	375	868	97	33,056
Loans individually evaluated for impairment	1,027	209	—	2,748	—	1,290	589	1,388	—	—	4	13	7,268
Specific reserves to total loans individually evaluated for impairment	—%	—%	—%	9.10%	—%	—%	—%	—%	—%	—%	—%	—%	3.44%
Loans collectively evaluated for impairment	$1,358,814	$735,157	$1,675,528	$190,739	$133,241	$1,929,875	$1,554,103	$375,229	$504,708	$138,479	$49,988	$114,723	$8,760,584
General reserves to total loans collectively evaluated for impairment	0.76%	0.86%	0.07%	1.35%	2.68%	0.08%	0.04%	0.19%	0.96%	0.27%	1.74%	0.08%	0.38%
Total gross loans held for investment	$1,359,841	$735,366	$1,675,528	$193,487	$133,241	$1,931,165	$1,554,692	$376,617	$504,708	$138,479	$49,992	$114,736	$8,767,852
Total allowance to gross loans held for investment	0.76%	0.86%	0.07%	1.46%	2.68%	0.08%	0.04%	0.19%	0.96%	0.27%	1.74%	0.08%	0.38%

	Nine Months Ended September 30, 2017
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Agribusiness	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Farmland	Land	Consumer loans	Total
	(dollars in thousands)
Balance, December 31, 2016	$6,362	$3,845	$1,193	$1,039	$—	$1,715	$2,927	$365	$3,632	—	$198	$20	$21,296
Charge-offs	(894)	—	—	(8)	—	—	—	—	—	—	—	—	(902)
Recoveries	70	—	94	125	—	—	—	4	—	—	—	1	294
Provisions for (reduction in) loan losses	2,771	1,974	(472)	1,814	169	(395)	(2,269)	477	1,508	92	746	40	6,455
Balance, September 30, 2017	$8,309	$5,819	$815	$2,970	$169	$1,320	$658	$846	$5,140	$92	$944	$61	$27,143

Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$—	$—	$—	$—	$—	$—	$—	$—	—	$—	$—	$—
General portfolio allocation	8,309	5,819	815	2,970	169	1,320	658	846	5,140	92	944	61	27,143
Loans individually evaluated for impairment	228	—	83	90	—	—	—	103	11	—	—	—	515
Specific reserves to total loans individually evaluated for impairment	—%	—%	—%	—%	—%	—%	—%	—%	—%	—	—%	—%	—%
Loans collectively evaluated for impairment	$762,863	$626,508	$805,054	$107,121	$86,466	$1,098,995	$797,370	$246,145	$301,323	140,581	$30,719	$6,228	$5,009,373
General reserves to total loans collectively evaluated for impairment	1.09%	0.93%	0.10%	2.77%	0.20%	0.12%	0.08%	0.34%	1.71%	0.07%	3.07%	0.98%	0.54%
Total gross loans held for investment	$763,091	$626,508	$805,137	$107,211	$86,466	$1,098,995	$797,370	$246,248	$301,334	140,581	$30,719	$6,228	$5,009,888
Total allowance to gross loans held for investment	1.09%	0.93%	0.10%	2.77%	0.20%	0.12%	0.08%	0.34%	1.71%	0.07%	3.07%	0.98%	0.54%

Note 8 – Subordinated Debentures

In August 2014, the Corporation issued $60 million in aggregate principal amount of 5.75% Subordinated Notes Due 2024 (the “Notes”) in a private placement transaction to institutional accredited investors (the “Private Placement”). The Corporation contributed $50 million of net proceeds from the Private Placement to the Bank to support general corporate purposes. The Notes bear interest at an annual fixed rate of 5.75%, and the first interest payment on the Notes occurred on March 3, 2015, and will continue to be payable semiannually each March 3rd and September 3rd until September 3, 2024. The Notes can only be redeemed, partially or in whole, prior to the maturity date if the notes do not constitute Tier 2 Capital (for purposes of capital adequacy guidelines of the Board of Governors of the Federal Reserve). Outstanding principal and accrued and unpaid interest are due upon early redemption.

In connection with the Private Placement, the Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade ratings of BBB+ and BBB for the Corporation’s senior unsecured debt and subordinated debt, respectively, and a senior deposit rating of A- for the Bank. These ratings were reaffirmed by KBRA on October 26, 2018.

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, statutory trust created under the laws of the State of Delaware. The Subordinated Debentures are subordinated to effectively all borrowings of the Corporation and are due and payable on April 6, 2034. Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 5.09% per annum, as of September 30, 2018. The Subordinated Debentures may be redeemed, in part or whole, on or after April 7, 2009 at the option of the Corporation, at par. The Subordinated Debentures can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance. The Corporation also purchased a 3% minority interest totaling $310,000 in PPBI Trust I. The balance of equity of PPBI Trust I is comprised of mandatorily redeemable securities (“Trust Preferred Securities”) and is included in the Corporation's other assets category. PPBI Trust I sold $10,000,000 of Trust Preferred Securities to investors in a private offering.

On April 1, 2017, as part of the HEOP acquisition, the Corporation assumed $5.2 million of floating rate junior subordinated debt securities associated with Heritage Oaks Capital Trust II. Interest is payable quarterly at three-month LIBOR plus 1.72% per annum, for an effective rate of 4.06% per annum as of September 30, 2018. At September 30, 2018, the carrying value of these debentures was $4.0 million, which reflects purchase accounting fair value adjustments of $1.3 million. The Corporation also assumed $3.1 million and $5.2 million of floating rate junior subordinated debt associated with Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust, respectively. At September 30, 2018, the carrying value of Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust were $2.8 million and $3.8 million, respectively, which reflects purchase accounting fair value adjustments of $311,000 and $1.3 million, respectively. Interest is payable quarterly at three-month LIBOR plus 2.95% per annum, for an effective rate of 5.29% per annum as of September 30, 2018 for Mission Community Capital Trust I. Interest is payable quarterly at three-month LIBOR plus 1.48% per annum, for an effective rate of 3.82% per annum as of September 30, 2018 for Santa Lucia Bancorp (CA) Capital Trust. These three debentures are callable by the Corporation at par.

On November 1, 2017, as part of the Plaza acquisition, the Corporation assumed three subordinated notes totaling $25 million at a fixed interest rate of 7.125% payable in arrears on a quarterly basis. The notes have a maturity date of June 26, 2025 and are also redeemable in whole or in part beginning on June 26, 2020 at an amount equal to 103.0% of principal plus accrued unpaid interest. The redemption price decreases 50 basis points each subsequent year.

On July 1, 2018, as part of the Grandpoint acquisition, the Corporation assumed $5.2 million of floating rate junior subordinated debt securities associated with First Commerce Bancorp Statutory Trust I. Interest is payable quarterly at three-month LIBOR plus 2.95% per annum, for an effective rate of 5.28% per annum as of

September 30, 2018. At September 30, 2018, the carrying value of these debentures was $4.9 million, which reflects purchase accounting fair value adjustments of $228,000.

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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2018	2018	2017	2018	2017

Weighted average stock options excluded	—	—	10,036	7,530	12,192

The following tables set forth the Company’s earnings per share calculations for the periods indicated:

	Three Months Ended
	September 30, 2018			June 30, 2018			September 30, 2017
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(dollars in thousands, except per share data)
Net income	$28,392			$27,303			$20,232
Basic income available to common stockholders	28,392	61,727,030	$0.46	27,303	46,053,077	$0.59	20,232	39,709,565	$0.51
Dilutive effect of share-based compensation	—	634,774		—	649,891		—	776,549
Diluted income available to common stockholders plus assumed conversions	$28,392	62,361,804	$0.46	$27,303	46,702,968	$0.58	$20,232	40,486,114	$0.50

	Nine Months Ended September 30,
	2018			2017
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(dollars in thousands, except per share data)
Net income	$83,697			$43,929
Basic income available to common stockholders	83,697	51,282,533	$1.63	43,929	35,652,626	$1.23
Effect of dilutive stock options and warrants		683,114			803,319
Diluted income available to common stockholders plus assumed conversions	$83,697	51,965,647	$1.61	$43,929	36,455,945	$1.20

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

Impaired Loans and Other Real Estate Owned – A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost. As such, the Company records impaired loans as Level 3. At September 30, 2018 and December 31, 2017, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management and has recorded a specific reserve on one loan in the amount of $250,000 with a principal balance of $488,000.

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

The fair value estimates presented herein are based on pertinent information available to management as of the dates indicated, representing an exit price.

	At September 30, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$263,212	$263,212	$—	$—	$263,212
Interest-bearing time deposits with financial institutions	6,386	6,386	—	—	6,386
Investments held-to-maturity	46,385	—	45,138	—	45,138
Investment securities available-for-sale	1,054,877	—	1,054,877	—	1,054,877
FHLB, FRB and other stock	112,649	N/A	N/A	N/A	N/A
Loans held for sale	52,880	—	52,880	—	52,880
Loans held for investment, net	8,759,204	—	—	8,694,408	8,694,408
Derivative asset	3,858	—	3,272	—	3,272
Accrued interest receivable	37,683	37,683	—	—	37,683

Liabilities:
Deposit accounts	8,502,145	7,193,880	1,310,444	—	8,504,324
FHLB advances	859,622	—	859,622	—	859,622
Other borrowings	2,350	—	2,350	—	2,350
Subordinated debentures	110,244	—	122,177	—	122,177
Derivative liability	3,858	—	3,272	—	3,272
Accrued interest payable	3,303	3,303	—	—	3,303

	At December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$197,164	$197,164	$—	$—	$197,164
Interest-bearing time deposits with financial institutions	6,633	6,633	—	—	6,633
Investments held-to-maturity	18,291	—	18,082	—	18,082
Investment securities available-for-sale	787,429	—	787,429	—	787,429
FHLB, FRB and other stock	65,881	N/A	N/A	N/A	N/A
Loans held for sale	23,426	—	23,524	—	23,524
Loans held for investment, net (1)	6,167,288	—	—	6,269,366	6,269,366
Derivative asset	1,135	—	1,135	—	$1,135
Accrued interest receivable	27,060	27,060	—	—	27,060

Liabilities:
Deposit accounts	6,085,886	5,001,053	1,074,564	—	6,075,617
FHLB advances	490,148	—	489,823	—	489,823
Other borrowings	46,139	—	46,373	—	46,373
Subordinated debentures	105,123	—	115,159	—	115,159
Derivative liability	1,135	—	1,135	—	1,135
Accrued interest payable	2,131	2,131	—	—	2,131
(1) The estimated fair value of loans held for investment, net for December 31, 2017 is not based on an exit price assumption.

The following fair value hierarchy table presents information about the Company’s financial instruments measured at fair value on a recurring basis at the dates indicated:

	September 30, 2018
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
Financial assets
Investment securities available-for-sale:
U.S. Treasury	$—	$59,343	$—	$59,343
Agency	—	112,771	—	112,771
Corporate	—	101,594	—	101,594
Municipal bonds	—	231,201	—	231,201
Collateralized mortgage obligation	—	25,206	—	25,206
Mortgage-backed securities	—	524,762	—	524,762
Total securities available-for-sale	$—	$1,054,877	$—	$1,054,877

Derivative assets	$—	$3,858	$—	$3,858

Financial liabilities
Derivative liabilities	$—	$3,858	$—	$3,858

	December 31, 2017
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
Financial assets
Investment securities available-for-sale:
Agency	$—	$47,209	$—	$47,209
Corporate	—	79,546	—	79,546
Municipal bonds	—	232,128	—	232,128
Collateralized mortgage obligation	—	33,781	—	33,781
Mortgage-backed securities	—	394,765	—	394,765
Total securities available-for-sale	$—	$787,429	$—	$787,429

Derivative assets	$—	$1,135	$—	$1,135

Financial liabilities
Derivative liabilities	$—	$1,135	$—	$1,135

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

Note 11 – Derivative Instruments

From time to time, the Company enters into interest rate swap agreements with certain borrowers to assist them in mitigating their interest rate risk exposure associated with the loans they have with the Company. At the same time, the Company enters into identical interest rate swap agreements with another financial institution to mitigate the Company’s interest rate risk exposure associated with the swap agreements it enters into with its borrowers. The Company had swaps with matched terms with an aggregate notional amount of $61.6 million and a fair value of $3.9 million at September 30, 2018 compared with an aggregate notional amount of $58.6 million and a fair value of $1.1 million at December 31, 2017. The fair value of these agreements are determined through a third party valuation model used by the Company's counterparty bank, which uses observable market data such as cash LIBOR rates, prices of Eurodollar future contracts and market swap rates. The fair values of these swaps are recorded as components of other assets and other liabilities in the Company’s condensed consolidated balance sheet. Changes in the fair value of these swaps, which occur due to changes in interest rates, are recorded in the Company’s income statement as a component of noninterest income. Since the terms of the swap agreements between the Company and its borrowers have been matched with the terms of swap agreements with another financial institution, the adjustments for the change in their fair value offset each other in non-interest income.
Although changes in the fair value of swap agreements between the Company and borrowers and the Company and other financial institutions offset each other, changes in the credit risk of these counterparties may result in a difference in the fair value of these swap agreements. Offsetting swap agreements the Company has with other financial institutions are collateralized with cash, and swap agreements with borrowers are secured by the collateral arrangements for the underlying loans these borrowers have with the Company. During the nine months ended September 30, 2018 and year ended December 31, 2017, there were no losses recorded on swap agreements attributable to the change in credit risk associated with a counterparty. All interest rate swap agreements entered into by the Company as of September 30, 2018 and December 31, 2017 are not designated as hedging instruments.
The following tables summarize the Company's derivative instruments, included in "other assets" and "other liabilities" in the consolidated statements of financial condition:

	September 30, 2018
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts	$61,642	$3,858	$61,642	$3,858
Total derivative instruments	$61,642	$3,858	$61,642	$3,858

	December 31, 2017
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts	$58,599	$1,135	$58,599	$1,135
Total derivative instruments	$58,599	$1,135	$58,599	$1,135

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
Financial instruments that are eligible for offset in the consolidated statements of financial condition as of September 30, 2018 are presented in the table below:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (1)	Net Amount
	(dollars in thousands)
September 30, 2018
Financial assets:
Derivatives not designated as hedging instruments	$3,917	$(59)	$3,858	$—	$—	$3,858
Total	$3,917	$(59)	$3,858	$—	$—	$3,858

Financial liabilities:
Derivatives not designated as hedging instruments	$3,858	$—	$3,858	$—	$—	$3,858
Total	$3,858	$—	$3,858	$—	$—	$3,858

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

Note 13 – Revenue Recognition

The Company earns revenue from a variety of sources. The Company’s principal source of revenue is interest income on loans, investment securities and other interest earning assets, while the remainder of the Company’s revenue is earned from a variety of fees, service charges, gains and losses, and other income, all of which are classified as noninterest income. Revenue from interest on loans and investment securities is accounted for on an accrual basis using the interest method, while revenue from other sources is accounted for under other applicable U.S. GAAP as well as ASC 606 - Revenue from Contracts with Customers. Revenue streams within the scope of and accounted for under ASC 606 include: service charges and fees on deposit accounts, debit card interchange fees, fees from other services the Company provides its customers and gains and losses from the sale of other real estate owned and property, premises and equipment. ASC 606 requires revenue to be recognized when the Company satisfies the related performance obligations by transferring to the customer a good or service. The recognition of revenue under ASC 606 requires the Company to first identify the contract with the customer, identify the associated performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and finally recognize revenue when the performance obligations have been satisfied and the good or service has been transferred. The majority of the Company’s contracts with customers associated with revenue streams that are within the scope of ASC 606 are considered short-term in nature and can be canceled at any time by the customer or the Company without penalty, such as a deposit account agreement. These revenue streams are included in non-interest income.

The following tables provide a summary of the Company’s revenue streams, including those that are within the scope of ASC 606 and those that are accounted for under other applicable U.S. GAAP:

	Three Months Ended
	September 30, 2018		June 30, 2018		September 30, 2017
	Within Scope (1)	Out of Scope (2)	Within Scope (1)	Out of Scope (2)	Within Scope (1)	Out of Scope (2)
	(dollars in thousands)
Interest income:
Loans	$—	$119,271	$—	$85,625	$—	$64,915
Investment securities and other interest-earning assets	—	9,605	—	7,074	—	5,246
Total interest income	—	128,876	—	92,699	—	70,161
Noninterest income:
Loan servicing fees	—	400	—	292	—	276
Service charges on deposit accounts	874	—	1,057	—	946	—
Other service fee income	317	—	169	—	851	—
Debit card interchange income	1,061	—	1,090	—	248	—
Earnings on bank-owned life insurance	—	1,270	—	617	—	629
Net gain from sales of loans	—	2,029	—	3,843	—	3,439
Net gain from sales of investment securities	—	1,063	—	330	—	896
Other income	(446)	976	293	460	163	773
Total noninterest income	1,806	5,738	2,609	5,542	2,208	6,013
Total revenues	$1,806	$134,614	$2,609	$98,241	$2,208	$76,174
______________________________

(1) Revenues from contracts with customers accounted for under ASC 606.
(2) Revenues not within the scope of ASC 606 and accounted for under other applicable U.S. GAAP requirements.

	Nine Months Ended September 30,
	2018		2017
	Within Scope (1)	Out of Scope (2)	Within Scope (1)	Out of Scope (2)
	(dollars in thousands)
Interest income:
Loans	$—	$289,069	$—	$170,905
Investment securities and other interest-earning assets	—	23,333	—	13,416
Total interest income	—	312,402	—	184,321
Noninterest income:
Loan servicing fees	—	1,037	—	641
Service charges on deposit accounts	3,081	—	2,153	—
Other service fee income	632	—	1,725	—
Debit card interchange income	3,187	—	994	—
Earnings on bank-owned life insurance	—	2,498	—	1,654
Net gain from sales of loans	—	8,830	—	9,137
Net gain from sales of investment securities	—	1,399	—	2,989
Other income	84	2,613	301	2,069
Total noninterest income	6,984	16,377	5,173	16,490
Total revenues	$6,984	$328,779	$5,173	$200,811
______________________________
(1) Revenues from contracts with customers accounted for under ASC 606.
(2) Revenues not within the scope of ASC 606 and accounted for under other applicable U.S. GAAP requirements.

The following provides information concerning the major components of the Company’s revenue:

Interest Income

Interest income is comprised of interest on loans, investment securities and other interest-earning assets. Interest is recognized using the interest method, which reflects the contractual yield on loans and coupon yield for investment securities. These yields are adjusted for purchase discounts, premiums and net deferred loan origination fees for newly originated loans.

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

Debit Card Interchange Income

Debit card interchange fee income consists of transaction processing fees associated with customer debit card transactions processed through a payment network and are accounted for under ASC 606. These fees are earned each time a request for payment is originated by a customer debit cardholder at a merchant. In these transactions, the Company transfers funds from the debit cardholder’s account to a merchant through a payment network at the request of the debit cardholder by way of the debit card transaction. The related performance obligations are generally satisfied when the transfer of funds is complete, which is generally a point in time when the debit card transaction is processed. Debit card interchange fees are typically received and recorded as revenue on a daily basis.

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

Other Income

Other income generally consists of recoveries on acquired loans, which were fully charged off and had no book value prior to their acquisition. This revenue stream is excluded from the scope of ASC 606 and is accounted for under other applicable U.S. GAAP provisions. Other income also consists of other miscellaneous fees, which are accounted for under ASC 606; however, much like service charges on deposit accounts, these fees have performance obligations that are very short-term in nature and are typically satisfied at a point in time. Revenue is typically recorded at the time these fees are collected, which is generally upon the completion the related transaction or service provided.

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

At September 30, 2018 the Company did not have any material contract assets or liabilities in its consolidated financial statements related to revenue streams within the scope of ASC 606, and there were no material changes in those balances during the reporting period.

Note 14 – Subsequent Events

Adoption of Stock Repurchase Program

On October 26, 2018, the Company announced that its Board of Directors had approved a new stock repurchase program. Under the stock repurchase program, management is authorized to repurchase up to $100 million of the Company’s common stock. The stock repurchase program may be limited or terminated at any time without prior notice. The stock repurchase program is intended to replace and supersede the Company’s prior stock repurchase program, which was approved in June 2012 and authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. An aggregate of 237,455 shares of the Company’s common stock were repurchased under that program.

Under the stock repurchase program, the Company may repurchase shares of common stock from time to time in open market transactions or in privately negotiated transactions as permitted under applicable rules and regulations. Repurchases may be conducted from time to time and may be suspended or terminated at any time without notice. The extent to which the Company repurchases its shares of common stock and the timing of such purchases will depend upon market conditions and other considerations as may be considered in the Company’s sole discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains information and statements that are considered “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” or words or phrases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors, which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements.

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

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Annual Report, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the year ending December 31, 2018.

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

As a California state-chartered commercial bank, which is a member of the Federal Reserve, the Bank is subject to supervision, periodic examination and regulation by the DBO and the Federal Reserve. The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund. In general, terms insurance coverage is up to $250,000 per depositor for all deposit accounts. As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over the Bank. If, as a result of an examination of the Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors and ultimately to request the FDIC to terminate the Bank’s deposit insurance. As a California-chartered commercial bank, the Bank is also subject to certain provisions of California law.

We provide banking services within our targeted markets in California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve. Additionally, through our HOA Banking and Lending and Franchise Capital units we can provide customized cash management, electronic banking services and credit facilities to HOAs, HOA management companies and quick service restaurant ("QSR") franchise owners nationwide. Our corporate headquarters are located in Irvine, California. At September 30, 2018, the Bank operated 47 full-service depository branches located in California in the counties of Orange, Los Angeles, Riverside, San Bernardino, San Diego, San Luis Obispo and Santa Barbara, California as well as in the states of Arizona, Nevada and Washington.

Through our branches and our web site at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking and on-line bill payment. We also offer a variety of loan products, including commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans and home equity loans. The Bank funds its lending and investment activities with retail and commercial deposits obtained through its branches, advances from the FHLB, lines of credit and wholesale and brokered certificates of deposits.

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

We consider the ALLL to be a critical accounting policy that requires judicious estimates and assumptions in the preparation of our financial statements that is particularly susceptible to significant change. For further information, see “Allowance for Loan Losses” discussed in Note 7 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Note 5 to the Consolidated Financial Statements in our 2017 Annual Report.

GRANDPOINT ACQUISITION

Effective July 1, 2018, the Company acquired Grandpoint and its wholly-owned bank subsidiary, Grandpoint Bank, a California-chartered bank headquartered in Los Angeles, California, pursuant to the terms of a definitive agreement entered into by the Corporation and Grandpoint on February 9, 2018. As a result of the Grandpoint acquisition, the Bank acquired and recorded at the acquisition date assets with a fair value of approximately $3.1 billion, including:

•	$2.4 billion of gross loans;

•	$312 million in goodwill;

•	$148 million of cash and cash equivalents;

•	$97.2 million of other types of assets;

•	$9.1 million in fixed assets; and

•	$71.9 million of a core deposit intangible.

Also as a result of the Grandpoint acquisition, the Company recorded $629 million of equity in connection with the Corporation’s stock issued to Grandpoint shareholders as part of the acquisition consideration and assumed at acquisition date liabilities with a fair value of approximately $2.8 billion, including:

•	$2.5 billion in deposit transaction accounts; and

•	$24.9 million other liabilities.

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

The integration and system conversion of Grandpoint was completed in October 2018.

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

	Three Months Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

	(dollars in thousands)
Net income	$28,392	$27,303	$20,232	$83,697	$43,929
Plus CDI amortization expense	4,693	1,996	1,761	8,963	4,033
Less CDI amortization expense tax adjustment (1)	1,011	542	606	2,178	1,376
Net income for average tangible common equity	$32,074	$28,757	$21,387	$90,482	$46,586

Average stockholders’ equity	$1,908,398	$1,279,932	$976,081	$1,483,711	$799,760
Less average CDI	108,258	39,766	34,699	63,657	26,899
Less average goodwill	805,116	494,070	371,651	598,656	282,554
Average tangible common equity	$995,024	$746,096	$569,731	$821,398	$490,307
Return on average tangible common equity (2)	12.89%	15.42%	15.02%	14.69%	12.67%
______________________________
(1) CDI amortization expense adjusted by quarterly effective tax rate.
(2) Ratio is annualized.

RESULTS OF OPERATIONS

In the third quarter of 2018, we reported net income of $28.4 million, or $0.46 per diluted share. This compares with net income of $27.3 million, or $0.58 per diluted share, for the second quarter of 2018. The increase in net income in the third quarter compared to the second quarter was primarily driven by an increase in net interest income of $31.5 million and a decrease in income tax of $2.4 million. These increases were partially offset by an increase in noninterest expense of $32.0 million, including $14.0 million of merger-related expense, and provision for credit losses of $220,000, as well as a decrease in noninterest income of $607,000.

Net income of $28.4 million, or $0.46 per diluted share, for the third quarter of 2018 compares to net income for the third quarter of 2017 of $20.2 million, or $0.50 per diluted share. The increase in net income of $8.2 million during the third quarter of 2018 compared to the prior comparable quarter in 2017 was primarily due to the $48.4 million increase in net interest income resulting from average interest-earning asset growth of $4.3 billion and a decrease in income tax of $2.8 million when compared to the third quarter of 2017. The increase in average interest-earning assets was primarily from the acquisition of Grandpoint in the third quarter of 2018 and Plaza in the fourth quarter of 2017, as well as organic loan growth since the end of the third quarter of 2017. These increases were partially offset by a $42.5 million increase in noninterest expense and a $677,000 decrease in noninterest income. The increase in noninterest expense included increases in all major categories, including $16.2 million in compensation and benefits expense, and $13.5 million in merger-related expense. Prior period comparison was impacted by the acquisition of Grandpoint in the third quarter of 2018.

For the three months ended September 30, 2018, the Company’s return on average assets was 1.00% and return on average tangible common equity was 12.89%. For the three months ended June 30, 2018, the return on average assets was 1.35% and the return on average tangible common equity was 15.42%. For the three months ended September 30, 2017, the return on average assets was 1.26% and the return on average tangible common equity was 15.02%.

For the nine months ended September 30, 2018, the Company recorded net income of $83.7 million, or $1.61 per diluted share. This compares with net income of $43.9 million or $1.20 per diluted share for the nine months ended September 30, 2017. The increase in net income of $39.8 million was mostly due to the $106 million increase in net interest income resulting from earning asset growth, primarily from the acquisitions of Grandpoint and Plaza and organic loan growth. These increases were partially offset by growth in non-interest expense of $63.9 million, including increases in all major categories, including $37.8 million in compensation and benefits expenses. Prior period comparisons for the year-to-date results are impacted by the acquisitions of Grandpoint in the third quarter of 2018 and Plaza in the fourth quarter of 2017.

For the nine months ended September 30, 2018, the Company’s return on average assets was 1.21% and return on average tangible common equity was 14.69%, compared with a return on average assets of 1.04% and a return on average tangible common equity of 12.67% for the nine months ended September 30, 2017.

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

Net interest income totaled $113 million in the third quarter of 2018, an increase of $31.5 million, or 39%, from the second quarter of 2018. The increase in net interest income reflected higher average interest-earning assets of $2.8 billion, primarily related to the acquisition of Grandpoint, which at acquisition added $2.4 billion of loans, and organic loan growth from new loan originations and commitments of $605 million.

Net interest margin for the third quarter was 4.38%, compared with 4.41% in the prior quarter. The decrease was primarily the result of the impact of lower loan yields with the acquisition of Grandpoint, which lowered the net interest margin 9 basis points, and lower loan-related fees. These decreases were partially offset by higher accretion income of $4.1 million in the third quarter of 2018 compared to $1.9 million in the second quarter of 2018, and the favorable impact of loan repricing as a result of the Federal Reserve Bank's interest rate hike in June. Our core net interest margin, which we calculate as net interest margin excluding the impact of accretion, certificates of deposit mark-to-market amortization, and one-time adjustments, decreased to 4.19%, compared to 4.29% in the prior quarter.

Net interest income for the third quarter of 2018 increased $48.4 million, or 75%, compared to the third quarter of 2017. The increase was primarily related to an increase in average interest-earning assets of $4.3 billion, which resulted primarily from our acquisitions of Grandpoint in the third quarter of 2018 and Plaza in the fourth quarter of 2017, as well as organic loan growth since the end of the third quarter of 2017.

For the first nine months ended 2018, net interest income increased $106 million, or 63%, compared to the first nine months ended 2017. The increase was related to an increase in average interest-earning assets of $3.1 billion, which resulted primarily from our acquisitions of Grandpoint in the third quarter of 2018 and Plaza in the fourth quarter of 2017, and organic loan growth since the end of the first nine months ended 2017.

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

	Average Balance Sheet
	Three Months Ended
	September 30, 2018			June 30, 2018			September 30, 2017
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$339,064	$694	0.81%	$146,279	$277	0.76%	$167,745	$265	0.63%
Investment securities	1,198,362	8,911	2.97	980,334	6,797	2.77	765,537	4,981	2.60
Loans receivable, net	8,664,796	119,271	5.46	6,253,987	85,625	5.49	4,937,733	64,915	5.22
Total interest-earning assets	10,202,222	128,876	5.01	7,380,600	92,699	5.04	5,871,015	70,161	4.74
Noninterest-earning assets	1,185,882			726,922			573,373
Total assets	$11,388,104			$8,107,522			$6,444,388
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$532,246	$480	0.36	$349,721	$117	0.13	$318,412	$103	0.13
Money market	3,143,556	6,391	0.81	2,185,310	3,943	0.72	1,802,834	1,767	0.39
Savings	264,453	97	0.15	219,035	83	0.15	211,404	68	0.13
Retail certificates of deposit	1,059,416	3,417	1.28	784,902	2,290	1.17	571,669	1,052	0.73
Wholesale/brokered certificates of deposit	316,524	1,557	1.95	349,585	1,323	1.52	243,001	567	0.93
Total interest-bearing deposits	5,316,195	11,942	0.89	3,888,553	7,756	0.80	3,147,320	3,557	0.45
FHLB advances and other borrowings	473,197	2,494	2.09	455,488	2,125	1.87	319,373	1,162	1.44
Subordinated debentures	110,203	1,727	6.27	105,218	1,647	6.26	79,833	1,151	5.77
Total borrowings	583,400	4,221	2.87	560,706	3,772	2.70	399,206	2,313	2.30
Total interest-bearing liabilities	5,899,595	16,163	1.09	4,449,259	11,528	1.04	3,546,526	5,870	0.66
Noninterest-bearing deposits	3,473,056			2,310,714			1,860,177
Other liabilities	107,055			67,617			61,604
Total liabilities	9,479,706			6,827,590			5,468,307
Stockholders’ equity	1,908,398			1,279,932			976,081
Total liabilities and equity	$11,388,104			$8,107,522			$6,444,388
Net interest income		$112,713			$81,171			$64,291

Net interest margin			4.38%			4.41%			4.34%
Cost of deposits			0.54			0.50			0.28
Ratio of interest-earning assets to interest-bearing liabilities			172.93			165.88			165.54

	Average Balance Sheet
	Nine Months Ended
	September 30,
	2018			2017
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$218,156	$1,285	0.79%	$129,537	$509	0.53%
Investment securities	1,035,464	22,048	2.84	682,819	12,907	2.52
Loans receivable, net	7,061,139	289,069	5.47	4,362,259	170,905	5.24
Total interest-earning assets	8,314,759	312,402	5.02	5,174,615	184,321	4.76
Noninterest-earning assets	877,794			455,310
Total assets	$9,192,553			$5,629,925
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$410,700	$711	0.23	$281,491	$246	0.12
Money market	2,509,753	13,493	0.72	1,574,292	4,321	0.37
Savings	235,975	259	0.15	178,309	174	0.13
Retail certificates of deposit	853,803	7,096	1.11	504,806	2,648	0.70
Wholesale/brokered certificates of deposit	347,663	4,053	1.56	219,123	1,385	0.85
Total interest-bearing deposits	4,357,894	25,612	0.79	2,758,021	8,774	0.43
FHLB advances and other borrowings	478,814	6,642	1.85	323,426	2,940	1.22
Subordinated debentures	106,877	4,983	6.22	76,366	3,275	5.72
Total borrowings	585,691	11,625	2.65	399,792	6,215	2.08
Total interest-bearing liabilities	4,943,585	37,237	1.01	3,157,813	14,989	0.63
Noninterest-bearing deposits	2,686,654			1,626,047
Other liabilities	78,603			46,305
Total liabilities	7,708,842			4,830,165
Stockholders' equity	1,483,711			799,760
Total liabilities and equity	$9,192,553			$5,629,925
Net interest income		$275,165			$169,332

Net interest margin			4.42%			4.38%
Cost of deposits			0.49			0.27
Ratio of interest-earning assets to interest-bearing liabilities			168.19			163.87

Changes in our net interest income are a function of changes in volumes, days in a period and rates of interest-earning assets and interest-bearing liabilities. The following table presents the impact the volume, days in a period and rate changes have had on our net interest income for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•	Changes in volume (changes in volume multiplied by prior rate);

•	Changes in days in a period (changes in days in a period multiplied by daily interest);

•	Changes in interest rates (changes in interest rates multiplied by prior volume) (includes the recognition of deferred fees/costs and discounts/premiums; and

•	The net change or the combined impact of volume, days in a period and rate changes allocated proportionately to changes in volume, days in a period and changes in interest rates.

	Three Months Ended September 30, 2018 Compared to Three Months Ended June 30, 2018 Increase (decrease) due to
	Volume	Days	Rate	Net
	(dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$390	$8	$19	$417
Investment securities	1,344	—	770	2,114
Loans receivable, net	32,818	1,296	(468)	33,646
Total interest-earning assets	34,552	1,304	321	36,177
Interest-bearing liabilities
Interest checking	82	5	276	363
Money market	1,851	69	528	2,448
Savings	13	1	—	14
Retail certificates of deposit	859	37	231	1,127
Wholesale/brokered certificates of deposit	(109)	17	326	234
FHLB advances and other borrowings	84	27	258	369
Subordinated debentures	75	—	5	80
Total interest-bearing liabilities	2,855	156	1,624	4,635
Change in net interest income	$31,697	$1,148	$(1,303)	$31,542

	Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017 Increase (decrease) due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$335	$94	$429
Investment securities	3,143	787	3,930
Loans receivable, net	51,229	3,127	54,356
Total interest-earning assets	54,707	4,008	58,715
Interest-bearing liabilities
Interest checking	104	273	377
Money market	1,891	2,733	4,624
Savings	18	11	29
Retail certificates of deposit	1,255	1,110	2,365
Wholesale/brokered certificates of deposit	214	776	990
FHLB advances and other borrowings	689	643	1,332
Subordinated debentures	469	107	576
Total interest-bearing liabilities	4,640	5,653	10,293
Change in net interest income	$50,067	$(1,645)	$48,422

	Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017 Increase (decrease) due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$451	$325	$776
Investment securities	7,335	1,806	9,141
Loans receivable, net	110,318	7,846	118,164
Total interest-earning assets	118,104	9,977	128,081
Interest-bearing liabilities
Interest checking	155	310	465
Money market	3,549	5,623	9,172
Savings	57	28	85
Retail certificates of deposit	2,406	2,042	4,448
Wholesale/brokered certificates of deposit	1,099	1,569	2,668
FHLB advances and other borrowings	1,783	1,919	3,702
Subordinated debentures	1,271	437	1,708
Total interest-bearing liabilities	10,320	11,928	22,248
Change in net interest income	$107,784	$(1,951)	$105,833

Provision for Credit Losses

A provision for credit losses of $2.0 million was recorded for the third quarter of 2018, compared with a provision for credit losses of $1.8 million for the quarter ended June 30, 2018. The third quarter of 2018 provision for credit losses includes a $335,000 provision for unfunded commitments compared to $400,000 in the second quarter of 2018. The increase in our provision for credit losses was primarily due to higher loan growth, partially offset by a lower loss rate. Net charge-offs were $87,000 in the third quarter of 2018 compared to $108,000 in the second quarter of 2018.

The $2.0 million provision for credit losses during the third quarter of 2018 decreased by $68,000 from the third quarter of 2017. The third quarter of 2018 included $335,000 of provision for unfunded commitments. The third quarter of 2017 did not include a provision for unfunded commitments. Net loan charge-offs were $87,000 for the third quarter of 2018, compared with net loan recoveries of $39,000 from the third quarter of 2017.

For the first nine months of 2018, we recorded a $6.0 million provision for credit losses, a decrease from $6.2 million recorded for the first nine months of 2017. The first nine months ended 2018 included $743,000 of provision for unfunded commitments. The first nine months ended 2017 included included a $216,000 reduction of provision for unfunded commitments. Net loan charge-offs amounted to $882,000 for the first nine months of 2018, an increase from $608,000 for the first nine months of 2017.

For purchased credit impaired loans, charge-offs are recorded when there is a decrease in the estimated cash flows of the credit from original cash flow estimates. Purchased credit impaired loans were recorded at their estimated fair value, which incorporated our estimated expected cash flows until the ultimate resolution of these credits. To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan losses or charge-offs will be recognized into earnings or against the allowance, if applicable. To the extent actual or projected cash flows are more than originally estimated, the increase in cash flows is prospectively recognized in loan interest income. Due to the accounting rules associated with our purchased credit impaired loans, each quarter we are required to re-estimate cash flows, which could cause volatility in our reported net interest margin and provision for loan losses. During the three months ended September 30, 2018, June 30, 2018 and September 30, 2017, no additional allowance was recorded associated with certain purchased credit impaired loans. During the nine months ended September 30, 2018, an additional allowance of $143,000 was recorded. No additional allowance was recorded in the nine months ended September 30, 2017. See “Allowance for Loan Losses” discussed below in this Quarterly Report on Form 10-Q.

Noninterest Income

Noninterest income for the third quarter of 2018 was $7.5 million, a decrease of $607,000, or 7.4%, from the second quarter of 2018. The decrease from the second quarter of 2018 was related to a $1.8 million decrease in net gain from the sales of loans, as well as a net loss on CRA related equity investments of $600,000, partially offset by an increase in net gains on sales of investment securities of $733,000 and higher bank-owned life insurance ("BOLI") earnings of $653,000. The increase in BOLI income was primarily the result of a death benefit received in the third quarter of 2018 of approximately $400,000.

During the third quarter of 2018, the Bank sold $29.9 million of SBA loans for a gain of $2.0 million, compared with $31.9 million of SBA loans for a net gain of $2.9 million in the second quarter of 2018. Additionally, the Bank sold $20.4 million of commercial real estate loans during the second quarter of 2018 for a gain of $927,000 and did not sell any commercial real estate loans during the third quarter of 2018.

Noninterest income for the third quarter of 2018 decreased $677,000, or 8.2%, compared to the third quarter of 2017. The decrease from the third quarter of 2017 was primarily related to a $1.4 million decrease in net gain from sales of loans.
For the first nine months of 2018, noninterest income totaled $23.4 million, an increase from $21.7 million for the first nine months of 2017. The increase was primarily related to higher debit card interchange fee income and service charges on deposit accounts and lower other service fee income, totaling $2.0 million, as well as an $844,000 increase in earnings from BOLI. The increase in BOLI income was primarily the result of a death benefit received in the third quarter of 2018 of approximately $400,000 and, to a lesser extent, additional BOLI acquired with the Grandpoint and Plaza acquisitions. These increases were partially offset by lower net gain from sales of investment securities of $1.6 million.

Noninterest Expense

 Noninterest expense totaled $82.1 million for the third quarter of 2018, an increase of $32.0 million, or 64%, compared with the second quarter of 2018. The increase was driven primarily by merger-related expense of $14.0 million in the third quarter of 2018 compared with $943,000 in the second quarter of 2018. Excluding merger-related expense, noninterest expense increased $19.0 million to $68.1 million, primarily attributable to increases in compensation and benefits of $8.6 million, core deposit intangible ("CDI") amortization of $2.7 million, premises and occupancy of $2.2 million, data processing of $1.3 million, loan expense of $545,000, FDIC insurance premiums of $479,000 and office, telecommunications and postage expense of $423,000, are as a result of the addition of operations, personnel and branches retained from the acquisition of Grandpoint.

Noninterest expense grew by $42.5 million, or 107%, compared to the third quarter of 2017. The increase was primarily related to the additional costs from operations, personnel and branches retained from the acquisitions of Grandpoint and Plaza, combined with our continued investment in personnel to support our organic growth in loans and deposits. The third quarter of 2017 included merger-related expense of $503,000.

Noninterest expense totaled $182 million for the first nine months of 2018, an increase of $63.9 million, or 54%, compared with the first nine months of 2017. The increase was primarily driven by increases of $37.8 million in compensation and benefits expenses, $6.8 million in premises and occupancy expense, $4.9 million in CDI amortization and $3.8 million in data processing. Prior period comparisons for the year-to-date results are impacted by the acquisitions of Grandpoint in the third quarter of 2018 and Plaza in the fourth quarter of 2017.

The Company’s efficiency ratio was 53.2% for the third quarter of 2018, compared to 53.0% for the second quarter of 2018 and 52.1% for the third quarter of 2017. The Company's efficiency ratio was 52.9% for the first nine months of 2018, compared to 52.3% for the first nine months of 2017.

Income Taxes

For the three months ended September 30, 2018, June 30, 2018 and September 30, 2017, income tax expense was $7.8 million, $10.2 million and $10.6 million, respectively, and the effective income tax rate was 21.5%, 27.2% and 34.4%, respectively. The change in the effective rate for the third quarter as compared to the second quarter of 2018 was favorably impacted by the combination of the impact from one-time adjustments associated with the finalization of the 2017 federal and state tax returns and additional re-measurement of deferred tax amounts that existed at December 31, 2017 due to the reduction in the federal income tax rate associated with the enactment of the Tax Cuts and Jobs Act (“Tax Act”). The combination of these adjustments totaled approximately $2.3 million for the three months ended September 30, 2018, of which approximately $1.7 million related to the re-measurement of deferred tax items. In addition to the one-time adjustments recorded in the third quarter of 2018, the change in the effective tax rate for the third quarter of 2018 as compared to the third quarter of 2017 can also be attributed to the reduction in the federal income tax rate from 35% to 21% due to the enactment of the Tax Act.

U.S. GAAP requires the Company to measure the effects of the Tax Act in the period of its enactment, which was the fourth quarter of 2017. As a result, the Company performed an initial assessment and reasonably estimated the effects of the Tax Act on its deferred tax amounts to be approximately $5.6 million, which was recorded as a charge to income tax expense in the fourth quarter of 2017. However, SEC Staff Accounting Bulletin 118 (“SAB 118”) allows the Company to continue to reassess and refine its initial estimate of the impact the Tax Act on its deferred tax amounts for a period not to exceed one year as new information concerning those deferred tax amounts that existed at December 31, 2017 becomes available to the Company. As a result, during the nine months ended September 30, 2018, the Company recorded an income tax benefit of approximately $1.6 million, of which approximately $1.4 million was recorded during the three months ended September 30, 2018. The Company is still completing its analysis of the impact of the Tax Act and will record any adjustments to the provisional amount as a component of income tax expense during the measurement period provided for under SAB 118.

The total amount of unrecognized tax benefits was $2.9 million and $2.9 million as of September 30, 2018 and December 31, 2017, respectively, primarily comprised of unrecognized tax benefits from an acquisition during 2017. There was no amount of tax benefits that, if recognized, would favorably impact the effective tax rate at September 30, 2018 and December 31, 2017. As of September 30, 2018, the Company does not believe the unrecognized tax benefits will change within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued for $208,000 and $104,000 of the interest at September 30, 2018 and December 31, 2017, respectively. No amounts for penalties were accrued.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income and franchise taxes in multiple state jurisdictions. The statute of limitations for the assessment of taxes related to the consolidated federal income tax returns is closed for all tax years up to and including 2014. The expiration of the statute of limitations for the assessment of taxes related to the various state income and franchise tax returns varies by state.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has a valuation allowance of $140,000 against a capital loss carryover deferred tax asset as of September 30, 2018, as the Company believes it may not generate sufficient capital gain before the capital loss carryover expires.

FINANCIAL CONDITION

At September 30, 2018, assets totaled $11.5 billion, an increase of $3.5 billion, or 43%, from December 31, 2017. The increase was primarily due to the acquisition of Grandpoint in the third quarter of 2018, which added $2.4 billion in gross loans, $396 million of investment securities and $312 million of goodwill.

Loans

Loans held for investment totaled $8.8 billion at September 30, 2018, an increase of $2.6 billion, or 41%, from December 31, 2017. The increase from December 31, 2017 was primarily the result of the acquisition of Grandpoint, which added $2.4 billion of loans. Since December 31, 2017, real estate loans increased $1.8 billion, business loans increased $760 million and consumer loans increased $21.8 million. Loans held for sale, which primarily represent the guaranteed portion of SBA loans, which the Bank originates for sale, increased $29.5 million from December 31, 2017. The total end-of-period weighted average interest rate on loans at September 30, 2018 was 5.08%, compared to 4.95% at December 31, 2017.

The following table sets forth the composition of our loan portfolio in dollar amounts, as a percentage of the portfolio and gives the weighted average interest rate by loan category at the dates indicated:

	September 30, 2018			December 31, 2017
	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
	(dollars in thousands)
Business loans
Commercial and industrial	$1,359,841	15.5%	5.70%	$1,086,659	17.5%	5.18%
Franchise	735,366	8.4	5.35	660,414	10.7	5.23
Commercial owner occupied (1)	1,675,528	19.1	4.95	1,289,213	20.8	5.01
SBA	193,487	2.2	6.94	185,514	3.0	6.30
Agribusiness	133,241	1.5	5.23	116,066	1.9	4.62
Total business loans	4,097,463	46.7	5.37	3,337,866	53.9	5.16
Real estate loans
Commercial non-owner occupied	1,931,165	22.0	4.66	1,243,115	20.0	4.60
Multi-family	1,554,692	17.7	4.28	794,384	12.8	4.29
One-to-four family (2)	376,617	4.3	4.95	270,894	4.4	4.63
Construction	504,708	5.8	6.54	282,811	4.6	6.13
Farmland	138,479	1.6	4.67	145,393	2.3	4.52
Land	49,992	0.6	5.56	31,233	0.5	5.72
Total real estate loans	4,555,653	52.0	4.77	2,767,830	44.6	4.68
Consumer loans
Consumer loans	114,736	1.3	6.96	92,931	1.5	5.63
Gross loans held for investment (3)	8,767,852	100.0%	5.08%	6,198,627	100.0%	4.95%
Deferred loan origination costs/(fees) and premiums/(discounts), net	(8,648)			(2,403)
Loans held for investment	8,759,204			6,196,224
Allowance for loan losses	(33,306)			(28,936)
Loans held for investment, net	$8,725,898			$6,167,288

Loans held for sale, at lower of cost or fair value	$52,880			$23,426
______________________________
(1) Secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans held for investment for September 30, 2018 and December 31, 2017 are net of the unaccreted fair value net purchase discounts of $71.7 million and $29.1 million, respectively.

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. Loans delinquent 30 or more days as a percentage of loans held for investment were 0.09% at September 30, 2018, compared to 0.16% at December 31, 2017.

The following table sets forth delinquencies in the Company’s loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At September 30, 2018
Business loans
Commercial and industrial	3	$334	6	$636	2	$105	11	$1,075
Franchise	—	—	—	—	1	209	1	209
Commercial owner occupied	4	793	—	—	3	211	7	1,004
SBA	1	4	—	—	4	2,629	5	2,633
Real estate loans
Commercial non-owner occupied	—	—	—	—	1	1,290	1	1,290
Multi-family	—	—	—	—	1	589	1	589
One-to-four family	2	836	2	76	1	11	5	923
Land	—	—	—	—	1	4	1	4
Consumer loans
Consumer loans	3	10	1	8	—	—	4	18
Total	13	$1,977	9	$720	14	$5,048	36	$7,745
Delinquent loans to loans held for investment		0.02%		0.01%		0.06%		0.09%

At December 31, 2017
Business loans
Commercial and industrial	3	$84	4	$570	4	$235	11	$889
Commercial owner occupied	1	3,474	1	486	—	—	2	3,960
SBA	2	177	—	—	5	1,940	7	2,117
Real estate loans
Multi-family	3	1,781	—	—	—	—	3	1,781
One-to-four family	1	354	—	—	4	815	5	1,169
Land	1	83	—	—	1	9	2	92
Consumer loans
Consumer	2	11	—	—	2	40	4	51
Total	13	$5,964	5	$1,056	16	$3,039	34	$10,059
Delinquent loans to loans held for investment		0.10%		0.02%		0.05%		0.16%
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

At September 30, 2018, our ALLL was $33.3 million, an increase of $4.4 million from December 31, 2017. The increase in the allowance for loan losses at September 30, 2018 was primarily due to increased organic loan growth in areas of the portfolio with higher attributable loss factors and to lesser extent higher net charge-offs of $882,000. At September 30, 2018, given the composition of our loan portfolio, as well as the unamortized fair value discount of loans acquired, the ALLL was considered adequate to cover probable incurred losses inherent in the loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the ALLL change, the Company’s estimate of probable incurred loan losses could also change, which could affect the level of future provisions for loan losses.

The following table sets forth the Company’s ALLL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	September 30, 2018			December 31, 2017
Balance at End of Period Applicable to	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
	(dollars in thousands)
Business loans
Commercial and industrial	$10,384	0.76%	15.5%	$9,721	0.89%	17.5%
Franchise	6,332	0.86	8.4	5,797	0.88	10.7
Commercial owner occupied	1,213	0.07	19.1	767	0.06	20.8
SBA	2,827	1.46	2.2	2,890	1.56	3.0
Agribusiness	3,565	2.68	1.5	1,291	1.11	1.9
Real estate loans
Commercial non-owner occupied	1,483	0.08	22.0	1,266	0.10	20.0
Multi-family	623	0.04	17.7	607	0.08	12.8
One-to-four family	719	0.19	4.3	803	0.30	4.4
Construction	4,820	0.96	5.8	4,569	1.62	4.6
Farmland	375	0.27	1.6	137	0.09	2.3
Land	868	1.74	0.6	993	3.18	0.5
Consumer loans
Consumer loans	97	0.08	1.3	95	0.10	1.5
Total	$33,306	0.38%	100.0%	$28,936	0.47%	100.0%

At September 30, 2018, the ratio of ALLL to loans held for investment was 0.38%, a decrease from 0.47% at December 31, 2017. The decrease was primarily due to the addition of Grandpoint loans acquired on July 1, 2018 and recorded at fair value, for which no additional material reserve was required. Our remaining unamortized fair value discount on the loans acquired totaled $71.7 million at September 30, 2018, compared to $29.1 million at December 31, 2017.

The following table sets forth the activity within the Company’s ALLL in each of the loan categories listed for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2018	2018	2017	2018	2017
	(dollars in thousands)
Balance, beginning of period	$31,747	$30,502	$25,055	$28,936	$21,296
Provision for loan losses	1,646	1,353	2,049	5,252	6,455
Charge-offs:
Business loans:
Commercial and industrial	(100)	(246)	(32)	(1,011)	(894)
SBA	(44)	(27)	—	(100)	(8)
Real estate:
Consumer loans:
Consumer loans	(85)	—	—	(137)	—
Total charge-offs	(229)	(273)	(32)	(1,248)	(902)
Recoveries:
Business loans:
Commercial and industrial	120	138	15	283	70
Commercial owner occupied	8	16	12	32	94
SBA	8	9	42	43	125
Real estate:
One-to-four family	—	1	2	1	4
Consumer loans:
Consumer loans	6	1	—	7	1
Total recoveries	142	165	71	366	294
Net loan (charge-offs) recoveries	(87)	(108)	39	(882)	(608)
Balance at end of period	$33,306	$31,747	$27,143	$33,306	$27,143

Ratios:
Net charge-offs (recoveries) to average total loans, net	—%	—%	—%	0.01%	0.01%
Allowance for loan losses to loans held for investment at end of period	0.38%	0.51%	0.54%	0.38%	0.54%
Investment Securities

We primarily use our investment portfolio for liquidity purposes and to support our interest rate risk management strategies. Investments totaled $1.1 billion at September 30, 2018, an increase of $296 million from December 31, 2017. The increase in the third quarter of 2018 was primarily the result of $396 million of investment securities acquired from Grandpoint and $234 million in purchases, which was partially offset by $377 million in sales and $48.6 million in principal payments/amortization/redemptions.

The following tables set forth the amortized cost, unrealized gains and losses, and estimated fair value of our investment securities portfolio at the dates indicated:

	September 30, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$59,659	$13	$(329)	$59,343
Agency	113,628	20	(877)	112,771
Corporate	102,761	235	(1,402)	101,594
Municipal bonds	234,910	584	(4,293)	231,201
Collateralized mortgage obligation: residential	25,897	50	(741)	25,206
Mortgage-backed securities: residential	541,660	33	(16,931)	524,762
Total investment securities available-for-sale	1,078,515	935	(24,573)	1,054,877
Investment securities held-to-maturity:
Mortgage-backed securities: residential	45,287	22	(1,269)	44,040
Other	1,098	—	—	1,098
Total securities held-to-maturity	46,385	22	(1,269)	45,138
Total investment securities	$1,124,900	$957	$(25,842)	$1,100,015

	December 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Agency	$47,051	$236	$(78)	$47,209
Corporate	78,155	1,585	(194)	79,546
Municipal bonds	228,929	3,942	(743)	232,128
Collateralized mortgage obligation: residential	33,984	132	(335)	33,781
Mortgage-backed securities: residential	398,664	266	(4,165)	394,765
Total investment securities available-for-sale	786,783	6,161	(5,515)	787,429
Investment securities held-to-maturity:
Mortgage-backed securities: residential	17,153	—	(209)	16,944
Other	1,138	—	—	1,138
Total investment securities held-to-maturity	18,291	—	(209)	18,082
Total investment securities	$805,074	$6,161	$(5,724)	$805,511

The following table sets forth the fair values and weighted average yields on our investment securities available-for-sale portfolio by contractual maturity at the date indicated:

	September 30, 2018
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$—	—%	$10,403	2.93%	$48,940	2.92%	$—	—%	$59,343	2.93%
Agency	10,977	0.23	12,125	3.05	68,379	3.02	21,290	2.65	112,771	2.68
Corporate	—	—	—	—	101,594	4.58	—	—	101,594	4.58
Municipal bonds	3,013	2.07	31,334	2.01	69,156	2.07	127,698	2.66	231,201	2.39
Collateralized mortgage obligation	—	—		—	871	2.51	24,335	2.51	25,206	2.51
Mortgage-backed securities	—	—	1,727	0.98	137,770	2.55	385,265	2.42	524,762	2.45
Total securities available-for-sale	13,990	0.63	55,589	2.38	426,710	3.07	558,588	2.49	1,054,877	2.69
Investment securities held-to-maturity:
Mortgage-backed securities	—	—	—	—	932	3.13	43,108	3.47	44,040	3.46
Other	—	—	—	—	—	—	1,098	0.93	1,098	0.93
Total securities held-to-maturity	—	—	—	—	932	3.13	44,206	3.40	45,138	3.40
Total securities	$13,990	0.63%	$55,589	2.38%	$427,642	3.07%	$602,794	2.55%	$1,100,015	2.72%

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

We recorded no impairment credit losses on available-for-sale securities in our consolidated statements of income for the three months ended September 30, 2018, December 31, 2017 and September 30, 2017 or the nine months ended September 30, 2018 and 2017.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), restructured loans, OREO and other assets owned. It is our general policy to account for a loan as nonaccrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful.

Nonperforming assets totaled $7.8 million, or 0.07% of total assets at September 30, 2018, an increase from $3.6 million, or 0.04% of total assets at December 31, 2017. At September 30, 2018, nonperforming loans totaled $7.3 million, or 0.08% of loans held for investment, an increase from $3.3 million, or 0.05% of loans held for investment at December 31, 2017. Other real estate owned increased slightly to $356,000 at September 30, 2018 compared to $326,000 at December 31, 2017 and other assets owned totaled $129,000 at September 30, 2018.

      The following table sets forth our composition of nonperforming assets at the dates indicated:

	September 30, 2018	December 31, 2017
	(dollars in thousands)
Nonperforming assets
Business loans:
Commercial and industrial	$1,027	$1,160
Franchise	209	—
Commercial owner occupied	—	97
SBA	2,748	1,201
Real estate:
Commercial non-owner occupied	1,290	—
Multi-family	589	—
One-to-four family	1,388	817
Land	4	9
Consumer loans:
Consumer loans	13	—
Total nonperforming loans	7,268	3,284
Other real estate owned	356	326
Other assets owned	129	—
Total nonperforming assets	$7,753	$3,610

Allowance for loan losses	$33,306	$28,936
Allowance for loan losses as a percent of total nonperforming loans	458%	881%
Nonperforming loans as a percent of loans held for investment	0.08	0.05
Nonperforming assets as a percent of total assets	0.07	0.04

Liabilities and Stockholders’ Equity

Total liabilities were $9.6 billion at September 30, 2018, compared to $6.8 billion at December 31, 2017. The increase of $2.8 billion, or 41.4%, from December 31, 2017 was primarily related to a $2.4 billion, or 40%, increase in deposits from December 31, 2017 and a $331 million, or 52%, increase in total borrowings from December 31, 2017.

Deposits.  At September 30, 2018, deposits totaled $8.5 billion, an increase of $2.4 billion, or 40%, from December 31, 2017. Non-maturity deposits totaled $7.2 billion, or 85% of total deposits, an increase of $2.2 billion, or 44%, from December 31, 2017, highlighted by increases of $1.2 billion in noninterest-bearing checking, $853 million increase in money market/savings deposits, $331 million in retail certificates of deposit, $130 million in interest checking, partially offset by $105 million decrease in wholesale/brokered certificates of deposit. The increase in deposits during 2018 was primarily due to the acquisition of Grandpoint in the third quarter of 2018, which contributed $2.5 billion of deposits at the time of acquisition, before purchase accounting adjustments.

The total end of period weighted average rate of deposits at September 30, 2018 was 0.54%, an increase from 0.33% December 31, 2017.

Our ratio of loans held for investment to deposits was 103.0% and 101.8% at September 30, 2018 and December 31, 2017, respectively.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates as of the last day of each period for each category of deposits presented:

	September 30, 2018			December 31, 2017
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Noninterest-bearing checking	$3,434,674	40.4%	—%	$2,226,876	36.7%	—%
Interest-bearing deposits:
Checking	495,483	5.8	0.36	365,193	6.0	0.13
Money market	2,998,877	35.3	0.75	2,181,571	35.8	0.48
Savings	262,667	3.1	0.14	227,436	3.7	0.13
Time deposit accounts:
Less than 1.00%	179,326	2.1	0.46	292,553	4.8	0.57
1.00 - 1.99	620,837	7.3	1.56	783,235	12.9	1.29
2.00 - 2.99	510,131	6.0	2.15	8,793	0.1	2.12
3.00 - 3.99	16	—	3.73	60	—	3.87
4.00 - 4.99	2	—	4.93	2	—	4.93
5.00 and greater	132	—	5.07	167	—	5.07
Total time deposit accounts	1,310,444	15.4	1.64	1,084,810	17.8	1.10
Total interest-bearing deposits	5,067,471	59.6	0.91	3,859,010	63.4	0.60
Total deposits	$8,502,145	100.0%	0.54%	$6,085,886	100.0%	0.33%

Borrowings.  At September 30, 2018, total borrowings amounted to $972 million, an increase of $331 million, or 52%, from December 31, 2017. At September 30, 2018, total borrowings represented 8.5% of total assets and had an end of period weighted average rate of 2.7%, compared with 8.0% of total assets at a weighted average rate of 2.2% at December 31, 2017.

At September 30, 2018, total borrowings were comprised of the following:

•	FHLB advances of $860 million at 2.32%;

•	Subordinated notes of $60 million at 5.75% due September 3, 2024. For additional information about the subordinated notes, see Note 8 to the Consolidated Financial Statements in this report;

•
HOA reverse repurchase agreements totaling $2.3 million at a weighted average rate of .01% and secured by government sponsored entity mortgage-backed securities with a par value of $21.7 million and a fair value of $22.2 million;

•
Subordinated debentures used to fund the issuance of trust preferred securities in 2004 of $10.3 million at 5.09% due April 7, 2034. For additional information about the subordinated debentures and trust preferred securities, see Note 8 to the Consolidated Financial Statements in this report;

•
$5.2 million of floating rate junior subordinated debt securities to Heritage Oaks Capital Trust II. Interest is payable quarterly at three-month LIBOR plus 1.72% per annum, for an effective rate of 4.06% per annum as of September 30, 2018. At September 30, 2018, the carrying value of these debentures was $4.0 million, which reflects purchase accounting fair value adjustments of $1.3 million;

•
$3.1 million of floating rate junior subordinated debt associated with Mission Community Capital Trust I. The carrying value of Mission Community Capital Trust I was $2.8 million, which reflects purchase accounting fair value adjustments of $311,000. Interest is payable quarterly at three-month LIBOR plus 2.95% per annum, for an effective rate of 5.29% per annum as of September 30, 2018;

•
$5.2 million of floating rate junior subordinated debt associated Santa Lucia Bancorp (CA) Capital Trust. The carrying value of Santa Lucia Bancorp (CA) Capital Trust was $3.8 million, which reflects purchase accounting fair value adjustments $1.3 million. Interest is payable quarterly at three-month LIBOR plus 1.48% per annum, for an effective rate of 3.82% per annum as of September 30, 2018;

•	$25 million of subordinated notes at a fixed rate of 7.25% payable in arrears on a quarterly basis inherited as part of the Plaza 2017 acquisition; and

•
$5.2 million of floating rate junior subordinated debt securities associated with First Commerce Bancorp Statutory Trust I. Interest is payable quarterly at three-month LIBOR plus 2.95% per annum, for an effective rate of 5.28% per annum as of September 30, 2018. At September 30, 2018, the carrying value of these debentures was $4.9 million, which reflects purchase accounting fair value adjustments of 228,000.

The following table sets forth certain information regarding the Company’s borrowed funds at the dates indicated:

	September 30, 2018		December 31, 2017
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
FHLB advances	$859,622	2.32%	$490,148	1.49%
Reverse repurchase agreements	2,350	0.01	46,139	2.02
Subordinated debentures	110,244	5.39	105,123	5.60
Total borrowings	$972,216	2.66%	$641,410	2.21%

Weighted average cost of borrowings during the quarter	2.87%		2.35%
Borrowings as a percent of total assets	8.5		8.0

Stockholders’ Equity.  Total stockholders’ equity was $1.9 billion as of September 30, 2018, an increase from $1.2 billion at December 31, 2017. The current year increase of $674 million in stockholders’ equity was primarily related to net income for the first nine months of 2018 of $83.7 million and an increase of $601 million, primarily as a result of the issuance of common stock in the Grandpoint acquisition, which was offset by a decrease in accumulated other comprehensive income of $17.1 million.

Our book value per share increased to $30.68 at September 30, 2018 from $26.86 at December 31, 2017. At September 30, 2018, the Company’s tangible common equity to tangible assets ratio was 9.47%, an increase from 9.42% at December 31, 2017.

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

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
U.S. GAAP Reconciliation

	September 30,	December 31,
	2018	2017
	(dollars in thousands)
Total stockholders’ equity	$1,916,377	$1,241,996
Less: Intangible assets	913,079	536,343
Tangible common equity	$1,003,298	$705,653

Total assets	$11,503,881	$8,024,501
Less: Intangible assets	913,079	536,343
Tangible assets	$10,590,802	$7,488,158

Tangible common equity ratio	9.47%	9.42%

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

Our primary sources of funds generated during the first nine months of 2018 were from:

•	Proceeds of $395 million from the sale or maturity of securities available-for-sale;

•	Proceeds of $126 million from the sale and principal payments on loans held for sale;

•	Cash acquired in acquisition, net of $147 million;

•	Principal payments on securities available-for-sale of $103 million; and

•	Net income of $83.7 million.

We used these funds to:

•	Originate loans of $440 million;

•	Purchase available-for-sale securities of $390 million; and

•	Originate loans held for sale of $108 million.

Our most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on our operating, lending and investing activities during any given period. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. At September 30, 2018, cash and cash equivalents totaled $263 million, and the market value of our investment securities available-for-sale totaled $1.1 billion. If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve’s lending programs and loan sales. As of September 30, 2018, the maximum amount we could borrow through the

FHLB was $3.7 billion, of which $2.5 billion was available for borrowing based on collateral pledged of $2.9 billion in real estate loans. At September 30, 2018, we had $860 million in FHLB borrowings against that available balance. At September 30, 2018, we also had unsecured lines of credit aggregating $221 million, which consisted of $168 million with other financial institutions from which to draw funds, $3.3 million with the FRB and one reverse repurchase line with a correspondent bank of $50 million. For the quarter ended September 30, 2018, our average liquidity ratio was 12.27%, which is above the Company's policy of 10.0%. The Company regularly monitors liquidity and models liquidity stress scenarios to ensure that adequate liquidity is available and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

To the extent that 2018 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 15% of total deposits or 12% of total assets, as a secondary source for funding. At September 30, 2018, we had $343 million in brokered time and money market deposits, which constituted 4.0% of total deposits at that date.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation's primary sources of liquidity are dividends from the Bank. In addition, the Corporation maintains a line of credit with Wells Fargo, with availability of $25 million. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations.

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

On October 26, 2018, the Company announced that its Board of Directors had approved a new stock repurchase program. Under the stock repurchase program, management is authorized to repurchase up to $100 million of the Company’s common stock. The stock repurchase program may be limited or terminated at any time without prior notice. The stock repurchase program is intended to replace and supersede the Company’s prior stock repurchase program, which was approved in June 2012 and authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. An aggregate of 237,455 shares of the Company’s common stock were repurchased under that program. For the three months ended September 30, 2018, June 30, 2018 and September 30, 2017 and the nine months ended September 30, 2018 and 2017, no shares were repurchased. Also, please see Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	September 30, 2018
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(dollars in thousands)
Contractual obligations
FHLB advances	$808,000	$18,500	$33,122	$—	$859,622
Other borrowings	2,350	—	—	—	2,350
Subordinated debentures	—	—	—	110,244	110,244
Certificates of deposit	835,028	390,405	16,999	68,012	1,310,444
Operating leases	3,023	16,904	8,082	3,547	31,556
Total contractual cash obligations	$1,648,401	$425,809	$58,203	$181,803	$2,314,216

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed. Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. As of September 30, 2018, we had commitments to extend credit on existing lines and letters of credit of $1.8 billion, compared to $1.2 billion at December 31, 2017 and $1.0 billion at September 30, 2017.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	September 30, 2018
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(dollars in thousands)
Other commitments
Commercial and industrial	$716,144	$286,009	$20,868	$64,587	$1,087,608
Construction	175,147	154,037	8,335	110,989	448,508
Agribusiness and farmland	25,388	15,027	9,435	1,476	51,326
Home equity lines of credit	12,318	14,026	3,736	62,778	92,858
Standby letters of credit	38,272	714	—	155	39,141
Credit card lines	—	—	—	1,746	1,746
All other	42,211	9,933	14,789	30,072	97,005
Total other commitments	$1,009,480	$479,746	$57,163	$271,803	$1,818,192

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

Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At September 30, 2018, the Company and Bank are in compliance with the capital conservation buffer requirement. The capital conservation buffer will increase by 0.625% each year starting in 2016 through 2019, at which point, the common equity tier 1, tier 1 and total capital ratio minimums inclusive of the capital conservation buffer will be 7.0%, 8.5% and 10.5%, respectively.

As defined in applicable regulations and set forth in the table below, the Company and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the “well capitalized” standards at the dates indicated:

	Actual	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer Phase-In for 2018	Minimum Required Plus Capital Conservation Buffer Fully Phased-In	Minimum Required For Well Capitalized Requirement
September 30, 2018
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	10.15%	4.00%	4.00%	4.00%	N/A
Common equity tier 1 capital ratio	10.55%	4.50%	6.38%	7.00%	N/A
Tier 1 capital ratio	10.81%	6.00%	7.88%	8.50%	N/A
Total capital ratio	12.05%	8.00%	9.88%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	10.83%	4.00%	4.00%	4.00%	5.00%
Common equity tier 1 capital ratio	11.53%	4.50%	6.38%	7.00%	6.50%
Tier 1 capital ratio	11.53%	6.00%	7.88%	8.50%	8.00%
Total capital ratio	11.92%	8.00%	9.88%	10.50%	10.00%

	Actual	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer Phase-In for 2017	Minimum Required Plus Capital Conservation Buffer Fully Phased-In	Minimum Required For Well Capitalized Requirement
At December 31, 2017
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	10.61%	4.00%	4.00%	4.00%	N/A
Common equity tier 1 capital ratio	10.48%	4.50%	5.75%	7.00%	N/A
Tier 1 capital ratio	10.78%	6.00%	7.25%	8.50%	N/A
Total capital ratio	12.46%	8.00%	9.25%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	11.59%	4.00%	4.00%	4.00%	5.00%
Common equity tier 1 capital ratio	11.77%	4.50%	5.75%	7.00%	6.50%
Tier 1 capital ratio	11.77%	6.00%	7.25%	8.50%	8.00%
Total capital ratio	12.22%	8.00%	9.25%	10.50%	10.00%

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 26, 2018, the Company announced that its Board of Directors had approved a new stock repurchase program. Under the stock repurchase program, management is authorized to repurchase up to $100 million of the Company’s common stock. The stock repurchase program may be limited or terminated at any time without prior notice. The stock repurchase program is intended to replace and supersede the Company’s prior stock repurchase program, which was approved in June 2012 and authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. An aggregate of 237,455 shares of the Company’s common stock were repurchased under that program.

Month of Purchase	Total Number of shares purchased/ returned	Average price paid per share	Total number of shares repurchased as part of the publicly announced program	Maximum number of shares that may yet be purchased under the program at end of month
June-2018	—	—	—	762,545
July-2018	—	—	—	762,545
August-2018	—	—	—	762,545
September-2018	—	—	—	762,545
Total/Average	—	—	—	762,545

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

PACIFIC PREMIER BANCORP, INC.,

November 8, 2018	By:	/s/ Steven R. Gardner
Date		Steven R. Gardner
Chairman, President and Chief Executive Officer
(principal executive officer)

November 8, 2018	By:	/s/ Ronald J. Nicolas, Jr.
Date		Ronald J. Nicolas, Jr.
Sr. Executive Vice President and Chief Financial Officer
(principal financial officer)