Form 10-K
period 2018-12-31
PACIFIC PREMIER BANCORP INC
filed 2019-03-01
CIK 1028918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [X] No [__]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [__] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one).

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, was approximately $1.8 billion and was based upon the last sales price as quoted on the NASDAQ Stock Market as of June 30, 2018, the last business day of the most recently completed second fiscal quarter.

As of February 22, 2019, the Registrant had 62,496,827 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

INDEX

INDEX

PART I

ITEM 1.  BUSINESS

Forward-Looking Statements

All references to “we,” “us,” “our,” “Pacific Premier” or the “Company” mean Pacific Premier Bancorp, Inc. and our consolidated subsidiaries, including Pacific Premier Bank, our primary operating subsidiary. All references to the ‘‘Bank’’ refer to Pacific Premier Bank. All references to the “Corporation” refer to Pacific Premier Bancorp, Inc.

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” or words or phases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors, which are in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements.

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

•
The effect of acquisitions we may make, such as our recent acquisition of Grandpoint Capital Inc., including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations;

•	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•	The impact of changes in financial services policies, laws and regulations, including those concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

•	The effectiveness of our risk management framework and quantitative models;

•	Changes in the level of our nonperforming assets and charge-offs;

•
The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters;

•	Possible other-than-temporary impairments (“OTTI”) of securities held by us;

•
The impact of current governmental efforts to restructure the U.S. financial regulatory system, including any amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”);

•	Changes in consumer spending, borrowing and savings habits;

•	The effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;

•	Our ability to attract deposits and other sources of liquidity;

INDEX

•	The possibility that we may reduce or discontinue the payments of dividends on common stock;

•	Changes in the financial performance and/or condition of our borrowers;

•	Changes in the competitive environment among financial and bank holding companies and other financial service providers;

•
Geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;

•	Cybersecurity threats and the cost of defending against them, including the costs of compliance with potential legislation to combat cybersecurity at a state, national or global level;

•	Unanticipated regulatory or legal proceedings; and

•	Our ability to manage the risks involved in the foregoing.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Annual Report on Form 10-K and other reports and registration statements filed by us with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. Forward-looking information and statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us. Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov.

Overview

We are a California-based bank holding company incorporated in 1997 in the State of Delaware and a registered bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”). Our wholly-owned subsidiary, Pacific Premier Bank, is a California state-chartered commercial bank. The Bank was founded in 1983 as a state-chartered thrift and subsequently converted to a federally-chartered thrift in 1991. The Bank converted to a California-chartered commercial bank and became a member of the Federal Reserve System in March of 2007. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”), which is a member bank of the Federal Home Loan Bank System. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount currently allowable under federal law. The Bank is currently subject to examination and regulation by the Federal Reserve Bank (“FRB”), the California Department of Business Oversight-Division of Financial Institutions (“DBO”), the Consumer Financial Protection Bureau (“CFPB”) and the FDIC.

We are a growth company keenly focused on building shareholder value through consistent earnings and creating franchise value. Our growth is derived both organically and through acquisitions of financial institutions and lines of business that complement commercial business banking strategy. The Bank’s primary target market is small and middle market businesses.

We primarily conduct business throughout California from our 44 full-service depository branches in the counties of Orange, Los Angeles, Riverside, San Bernardino, San Diego, San Luis Obispo and Santa Barbara, California as well as markets in Pima and Maricopa Counties, Arizona, Clark County, Nevada and Clark County, Washington.

We provide banking services within our targeted markets to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations. Additionally, we provide certain banking services nationwide. We provide customized cash management, electronic banking services and credit facilities to Homeowners’ Associations (“HOA”) and HOA management companies nationwide. We provide U.S. Small Business Administration (“SBA”) loans nationwide, which provide entrepreneurs and small business owners access to loans needed for working capital and continued growth. In addition, we offer loans and

INDEX

other services nationwide to experienced owner-operator franchisees in the quick service restaurant (“QSR”) industry.

Through our branches and our internet website at www.ppbi.com, we offer a broad array of deposit products and services, including checking, money market and savings accounts, cash management services, electronic banking services, and on-line bill payment. We also offer a wide array of loan products, such as commercial business loans, lines of credit, SBA loans, commercial real estate (“CRE”) loans, agribusiness loans, home equity lines of credit, construction loans, farmland and consumer loans. At December 31, 2018, we had consolidated total assets of $11.49 billion, net loans of $8.80 billion, total deposits of $8.66 billion, and consolidated total stockholders’ equity of $1.97 billion. At December 31, 2018, the Bank was considered a “well-capitalized” financial institution for regulatory capital purposes.

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol “PPBI.” There are 150 million authorized shares of the Corporation’s common stock, with approximately 62.5 million shares outstanding as of December 31, 2018. The Corporation has an additional 1.0 million authorized shares of preferred stock, none of which has been issued to date.

Our executive offices are located at 17901 Von Karman Avenue, Suite 1200, Irvine, California 92614, and our telephone number is (949) 864-8000. Our internet website address is www.ppbi.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, that have been filed with the SEC are available free of charge on our website. Also on our website are our Code of Business Conduct and Ethics, Share Ownership and Insider Trading and Disclosure Policy, Corporate Governance Policy and beneficial ownership forms for our executive officers and directors, as well as the charters for our Audit Committee, Compensation Committee, Governance Committee and Enterprise Risk Management Committee. The information contained in our website or in any websites linked by our website is not a part of this Annual Report on Form 10-K.

Recent Acquisition

Grandpoint Capital, Inc. Acquisition — Effective as of July 1, 2018, the Company completed the acquisition of Grandpoint Capital, Inc. (“Grandpoint”), the holding company of Grandpoint Bank, a California-chartered bank headquartered in Los Angeles, California, pursuant to the terms of a definitive agreement entered into by the Corporation and Grandpoint on February 9, 2018. As a result of the Grandpoint acquisition, the Bank acquired approximately $3.05 billion in total assets, $2.40 billion in gross loans and $2.51 billion in total deposits as of the date of the acquisition.

Pursuant to the terms of the definitive agreement, each outstanding share of Grandpoint voting common stock and Grandpoint non-voting common stock was converted into the right to receive 0.4750 shares of the Corporation’s common stock. The value of the total transaction consideration was approximately $601.2 million after approximately $28.1 million in aggregate cash consideration payable to holders of Grandpoint share-based compensation awards by Grandpoint. The transaction consideration represented the issuance of 15,758,089 shares of the Corporation’s common stock, valued at $38.15 per share, which was the closing price of the Corporation’s common stock on June 29, 2018, the last trading day prior to the consummation of the acquisition.

The Grandpoint acquisition was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date, in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 805, Business Combinations. The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB ASC Topic 820: Fair Value Measurements and Disclosures. Such fair values are preliminary estimates and subject to refinement for up to one year after the closing date of acquisition as additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. Fair value adjustments will be finalized no later than July 2019.

INDEX

The integration and system conversion of Grandpoint was completed in October 2018.

For additional information regarding the acquisition of Grandpoint, see “Note 26. Acquisitions” of the Notes to the Consolidate Financial Statements contained in “Item 8. Financial Statements and
Supplementary Data.”

Our Strategic Plan

Our strategic plan is focused on generating organic growth through our high performing sales culture. Additionally, we seek to grow through mergers and acquisitions of banks and the acquisition of lines of business that complement our business banking strategy.

Our two key operating strategies are summarized as follows:

•
Expansion through Organic Growth.  Over the past several years, we have developed a high performing sales culture that places a premium on business bankers who have the ability to consistently generate business with new and existing clients. Business unit managers that possess in-depth product knowledge and expertise in their respective lines of business systematically manage the business development efforts through the use of sales and relationship management technology tools.

•
Expansion through Acquisitions.  Our acquisition strategy is twofold: first, we seek to acquire whole banks within and contiguous to the State of California to expand geographically and/or to consolidate in our existing markets; and second, we seek to acquire lines of business that will complement our existing business banking strategy. We have completed ten acquisitions since 2010, the first two of which were FDIC-assisted transactions and all other bank transactions were open bank, arm’s length negotiated transactions: Canyon National Bank (“CNB”) (geographic expansion, closed February 2011), Palm Desert National Bank (“PDNB”) (in market consolidation, closed April 2012), First Associations Bank (“FAB”) (nationwide HOA line of business, closed March 2013), San Diego Trust Bank (“SDTB”) (geographic expansion, closed June 2013), Infinity Franchise Holdings, LLC and Infinity Franchise Capital (collectively, “Infinity”) (nationwide lender to franchisees in the QSR industry, closed January 2014), Independence Bank (“IDPK”) (geographic expansion, closed January 2015), Security Bank of California (“SCAF”) (geographic expansion, closed January 2016), Heritage Oaks Bancorp (“HEOP”) (geographic expansion, closed April 2017), Plaza Bancorp (“PLZZ”) (geographic expansion, closed November 2017) and Grandpoint (geographic expansion, closed July 2018). We intend to continue to pursue acquisitions of open banks and other non-depository businesses that meet our criteria, though there can be no assurances that we will identify or consummate any such acquisitions, or should we do so, that any or all of those acquisitions will produce the intended results.

INDEX

Lending Activities

General.  In 2018, we maintained our commitment to a high level of credit quality in our lending activities. Our core lending business continues to focus on meeting the financial needs of local businesses and their owners. To that end, the Company offers a full complement of flexible and structured loan products tailored to meet the diverse needs of our small and middle market commercial customers.

During 2018, we made or purchased loans to borrowers secured by real property and business assets located principally in California, our primary market area, as well as in certain markets in the states of Arizona, Nevada, and Washington where we also have depository and lending offices. We made select loans, primarily QSR franchise loans, SBA guaranteed loans and loans to HOAs, throughout the United States. We emphasize relationship lending and focus on generating loans with customers who also maintain full depository relationships with us. These efforts assist us in establishing and expanding depository relationships consistent with the Company’s strategic direction. We maintain internal lending limits below our $526.0 million legal lending limit for secured loans and $315.0 million legal lending limit for unsecured loans as of December 31, 2018. At December 31, 2018, the Bank’s largest aggregate outstanding balance of loans to one borrower was $131.0 million of secured credit. Historically, we have managed loan concentrations by selling certain loans, primarily commercial non-owner occupied CRE and multi-family residential loan production. We have also focused on selling the guaranteed portion of SBA loans due to the historically attractive premiums in the market, which gains on sale increase our noninterest income. Other types of loan sales remain a strategic option for us.

During 2018, we generated $2.35 billion of new loan commitments and $1.62 billion of new loan funding, including $533.2 million and $201.4 million of commercial and industrial (“C&I”) loans, respectively, $283.7 million and $219.5 million of franchise loans, respectively, $315.4 million and $312.8 million of owner occupied CRE loans, respectively, $139.8 million and $137.1 million of SBA loans, respectively, $59.7 million and $38.1 million of agribusiness loans, respectively, $372.3 million and $370.3 million of non-owner occupied CRE loans, respectively, $220.5 million and $209.7 million of multi-family real estate loans, respectively, $46.0 million and $32.4 million of one-to-four family real estate loans, respectively, $326.2 million and $57.6 million of construction loans, respectively, $20.4 million and $16.8 million of farmland loans, respectively, $12.0 million and $10.5 million of land loans, respectively, and $24.0 million and $10.7 million of consumer loans. During the same period, the acquisition of Grandpoint added $2.40 billion of loans in the third quarter of 2018 before fair value adjustments. At December 31, 2018, we had $8.85 billion in total gross loans held for investment outstanding.

Commercial and Industrial Lending.  We originate C&I loans secured by business assets including inventory, receivables, and machinery and equipment to businesses located in our primary market areas. Loan types include revolving lines of credit, term loans, seasonal loans and loans secured by liquid collateral such as cash deposits or marketable securities. HOA credit facilities are included in C&I loans. We also issue letters of credit on behalf of our customers, backed by deposits or other collateral with the Company. At December 31, 2018, C&I loans totaled $1.36 billion, constituting 15.4% of our gross loans held for investment. At December 31, 2018, we had commitments to extend additional credit on C&I loans of $1.12 billion.

Franchise Lending. We originate loans to franchises in the QSR industry nationwide, including financing for equipment, real estate, new store development, remodeling, refinancing, acquisition and partnership restructuring. At December 31, 2018, franchise loans totaled $765.4 million, constituting 8.7% of our gross loans held for investment.

Commercial Owner-Occupied Business Lending.  We originate and purchase loans secured by owner-occupied CRE, such as small office and light industrial buildings, and mixed-use commercial properties located in our primary market areas. We also make loans secured by special purpose properties, such as gas stations and churches. Pursuant to our underwriting policies, owner-occupied CRE loans may be made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the collateral property. Loans are generally made for terms up to 25 years with amortization periods up to 25 years. At December 31, 2018, we had $1.68 billion of owner-occupied CRE secured loans, constituting 19.0% of our gross loans held for investment.

INDEX

SBA Lending.  We are approved to originate loans under the SBA’s Preferred Lenders Program (“PLP”). The PLP lending status affords us a higher level of delegated credit autonomy, translating to a significantly shorter time-line from application to funding, which is critical to our marketing efforts. We originate loans nationwide under the SBA’s 7(a), SBAExpress, International Trade and 504 loan programs, in conformity with SBA underwriting and documentation standards. The guaranteed portion of the 7(a) loans is typically sold on the secondary market. At December 31, 2018, we had $193.9 million of SBA loans, constituting 2.2% of our gross loans held for investment.

Agribusiness and Farmland. We originate loans to the agricultural community to fund seasonal production and longer term investments in land, buildings, equipment, crops and livestock. Agribusiness loans are for the purpose of financing agricultural production, specifically crops and livestock. Farmland loans include all land known to be used or usable for agricultural purposes, such as crop and livestock production, and is secured by the land and improvements thereon. At December 31, 2018, agribusiness loans totaled $138.5 million, constituting 1.6% of our gross loans held for investment. At December 31, 2018, we had $150.5 million of farmland loans, constituting 1.7% of our gross loans held for investment.

Commercial Non-Owner Occupied Real Estate Lending.  We originate and purchase loans that are secured by CRE, such as retail centers, small office and light industrial buildings, and mixed-use commercial properties located in our primary market areas that are not occupied by the borrower. We also make loans secured by special purpose properties, such as hotels and self-storage facilities. Pursuant to our underwriting practices, non-owner occupied CRE loans may be made in amounts up to 75% of the lesser of the appraised value or the purchase price of the collateral property. We consider the net operating income of the property and typically require a stabilized debt service coverage ratio of at least 1.20:1, based on the qualifying loan interest rate. Loans are generally made for terms from 10 years up to 25 years, with amortization periods up to 25 years. At December 31, 2018, we had $2.00 billion of non-owner occupied CRE secured loans, constituting 22.6% of our gross loans held for investment.

Multi-family Residential Lending.  We originate and purchase loans secured by multi-family residential properties (five units and greater) located in our primary market areas. Pursuant to our underwriting practices, multi-family residential loans may be made in an amount up to 75% of the lesser of the appraised value or the purchase price of the collateral property. In addition, we generally require a stabilized minimum debt service coverage ratio of at least 1.15:1, based on the qualifying loan interest rate. Loans are made for terms of up to 30 years with amortization periods up to 30 years. At December 31, 2018, we had $1.54 billion of multi-family real estate secured loans, constituting 17.4% of our gross loans held for investment.

One-to-Four Family Real Estate Lending.  Although we do not originate traditional consumer single family residential mortgages, we have acquired single family residential mortgages through our bank acquisitions. Our portfolio of one-to-four family loans at December 31, 2018 totaled $356.3 million, constituting 4.0% of our gross loans held for investment, of which $306.3 million consists of loans secured by first liens on real estate and $50.0 million consists of loans secured by second or junior liens on real estate.

Construction Lending.  We originate loans for the construction of 1-4 family homes, multi-family residences and CRE properties in our market areas. We concentrate our1-4 family construction lending on single homes and small infill projects in established neighborhoods where there is not abundant land available for development. Multi-family and commercial construction loans are made to experienced developers for projects with strong market demand. Pursuant to our underwriting practices, construction loans may be made in an amount up to the lesser of 80% of the completed value of or 85% of the cost to build the collateral property. Loans are made solely for the term of construction, generally less than 24 months. We require that the owner’s equity is injected prior to the funding of the loan. At December 31, 2018, construction loans totaled $523.6 million, constituting 5.9% of our gross loans, and we had commitments to extend additional construction credit of $420.7 million.

INDEX

Land Loans.  We occasionally originate land loans located in our primary market areas for the purpose of facilitating the ultimate construction of a home or commercial building. We do not originate loans to facilitate the holding of land for speculative purposes. At December 31, 2018, land loans totaled $46.6 million, constituting 0.5% of our gross loans.

Consumer Loans.  We originate a limited number of consumer loans, generally for existing banking customers only, which consist primarily of small balance personal unsecured loans and savings account secured loans. Before we make a consumer loan, we assess the applicant’s ability to repay the loan and, if applicable, the value of the collateral securing the loan. At December 31, 2018, we had $89.4 million in consumer loans, which represented less than 1.0% of our gross loans.

Sources of Funds

General.  Deposits, loan repayments and prepayments, and cash flows generated from operations and borrowings are the primary sources of the Company’s funds for use in lending, investing and other general purposes.

Deposits.  Deposits represent our primary source of funds for our lending and investing activities. The Company offers a variety of deposit accounts with a range of interest rates and terms. The deposit accounts are offered through our 44 full depository branch network in California and Nevada, including our Irvine, California branch, which serves our nationwide HOA Banking unit located in Dallas, Texas. The Company’s deposits consist of checking accounts, money market accounts, passbook savings, and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The terms of the fixed-rate certificates of deposit offered by the Company vary from three months to five years. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. Total deposits at December 31, 2018 were $8.66 billion, compared to $6.09 billion at December 31, 2017. At December 31, 2018, certificates of deposit constituted 16.3% of total deposits, compared to 17.8% at December 31, 2017. At December 31, 2018, we had $1.11 billion of certificate of deposit accounts maturing in one year or less.

We primarily rely on customer service, sales and marketing efforts, business development, cross selling of deposit products to loan customers, and long-standing relationships with customers to attract and retain local deposits. However, market interest rates and rates offered by competing financial institutions significantly affect the Company’s ability to attract and retain deposits. Additionally, from time to time, we will utilize both wholesale and brokered deposits to supplement our generation of deposits from businesses and consumers. At December 31, 2018, we had $401.6 million in brokered deposits that were raised to supplement and diversify our deposit funding and support our interest rate risk management strategies. The brokered deposits had a weighted average maturity of 5 months and an all-in cost of 233 basis points.

Subsidiaries

The Bank, a California state-chartered commercial bank, is a wholly-owned, consolidated subsidiary of the Corporation. The Corporation also has four unconsolidated Delaware statutory trust subsidiaries, PPBI Statutory Trust I, Heritage Oaks Capital Trust II, Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust, and one unconsolidated Connecticut statutory trust subsidiary, First Commerce Bancorp Statutory Trust I. All are used as business trusts in connection with the issuance of trust-preferred securities. These business trusts are described in more detail in “Note 13. Subordinated Debentures” in Item 8 of this Form 10-K.

INDEX

    Personnel

As of December 31, 2018, we had 1,016 full-time employees and 14 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be satisfactory.

    Competition

We consider our Bank to be a community bank focused on the commercial banking business, with our primary market encompassing California. To a lesser extent, we also compete in several broader regional and national markets through our HOA Banking, SBA, Franchise Lending and CRE and multi-family lines of business.

The banking business is highly competitive with respect to virtually all products and services. The industry continues to consolidate, and unregulated competitors in the banking markets have focused products targeted at highly profitable customer segments. Many largely unregulated competitors are able to compete across geographic boundaries and provide customers increasing access to meaningful alternatives to nearly all significant banking services and products.

The banking business is dominated by a relatively small number of major banks with many offices operating over a wide geographical area. These banks have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns, and to allocate their resources to regions of highest yield and demand. Many of the national or super-regional banks operating in our primary market area offer certain services that we do not offer directly but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, the national or super-regional banks also have significantly higher lending limits than us.

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

Technological innovations have also resulted in increased competition in the financial services market. Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously were considered traditional banking products. In addition, many customers now expect a choice of delivery systems and channels, including telephone, mobile phones, mail, home computers, ATMs, self-service branches, and/or in-store branches. The sources of competition in such products include commercial banks, as well as credit unions, brokerage firms, money market and other mutual funds, asset management groups, finance and insurance companies, internet-only financial intermediaries and mortgage banking firms.

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

The CFPB is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, such as the Bank, which is our subsidiary depository institution. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The CFPB has issued regulatory guidance and has proposed, or will be proposing, regulations on issues that directly relate to our business. Although it is difficult to predict the full extent to which the CFPB’s final rules impact the operations and financial condition of the Bank, such rules may have a material impact on the Bank’s compliance costs, compliance risk and fee income.

As a California state-chartered commercial bank and member of the Federal Reserve System, the Bank is subject to supervision, periodic examination and regulation by the DBO and the Federal Reserve. The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”). Pursuant to the Dodd-Frank Act, federal deposit insurance coverage was permanently increased to $250,000 per depositor for all insured depository institutions. As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over the Bank as well as all other FDIC insured institutions. If, as a result of an examination of the Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors, and

INDEX

ultimately, request the FDIC terminate the Bank’s deposit insurance. As a California-chartered commercial bank, the Bank is also subject to certain provisions of California law.

Legislative and regulatory initiatives, which necessarily impact the regulation of the financial services industry, are introduced from time-to-time. We cannot predict whether or when potential legislation or new regulations will be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations. Moreover, bank regulatory agencies can be more aggressive in responding to concerns and trends identified in examinations, which could result in an increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns.

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

In 2017, both the U.S. House of Representatives and the U.S. Senate introduced legislation that would repeal or modify provisions of the Dodd-Frank Act and significantly impact financial services regulation. In May 2018, certain provisions of these bills were signed into law as part of the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”) and repealed or modified significant portions of the Dodd-Frank Act. Specifically, the Economic Growth Act delayed implementation of rules related to the Home Mortgage Disclosure Act, reformed and simplified certain Volcker Rule requirements, and raised the threshold for applying enhanced prudential standards to bank holding companies with total consolidated assets equal to or greater than $50 billion to those with total consolidated assets equal to or greater than $250 billion. While recent federal legislation, including the Economic Growth Act, has scaled back portions of the Dodd-Frank Act, uncertainty about the timing and scope of such changes, as well as the cost of complying with a new regulatory regime, remains.

Activities of Bank Holding Companies.  The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that qualify and register as “financial holding companies” are also able to engage in certain additional financial activities, such as merchant banking, and securities and insurance underwriting, subject to limitations set forth in federal law. We are not at this date a “financial holding company.”

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

INDEX

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

Incentive Compensation. Federal banking agencies have issued guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. In accordance with the Dodd-Frank Act, the federal banking agencies prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions (generally institutions that have over $1 billion in assets) and are deemed to be excessive, or that may lead to material losses.

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

Under federal regulations, bank holding companies and banks must meet certain risk-based capital requirements. Effective as of January 1, 2015, the Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of

INDEX

capital and (iv) expands the scope of the adjustments as compared to existing regulations. Beginning January 1, 2016, financial institutions are required to maintain a minimum capital conservation buffer to avoid restrictions on capital distributions such as dividends and equity repurchases and other payments such as discretionary bonuses to executive officers. The minimum capital conservation buffer is phased in over a four year transition period with minimum buffers of 0.625%, 1.25%, 1.875%, and 2.50% during 2016, 2017, 2018 and 2019, respectively.

As fully phased-in on January 1, 2019, Basel III subjects banks to the following risk-based capital requirements:

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

In addition, goodwill and most intangible assets are deducted from Tier 1 capital. For purposes of applicable total risk-based capital regulatory guidelines, Tier 2 capital (sometimes referred to as “supplementary capital”) is defined to include, subject to limitations: perpetual preferred stock not included in Tier 1 capital, intermediate-term preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, allowances for loan and lease losses, and intermediate-term subordinated debt instruments. The maximum amount of qualifying Tier 2 capital is 100% of qualifying Tier 1 capital. For purposes of determining total capital under federal guidelines, total capital equals Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions.

We had outstanding subordinated debentures in the aggregate principal amount of $110.3 million. Of this amount, $25.8 million is attributable to subordinated debentures issued to statutory trusts in connection with prior issuances of trust-preferred securities, $25.0 million of which qualifies as Tier 1 capital and $875,000 of which qualifies as Tier 2 capital, and $84.5 million is attributable to outstanding subordinated notes, all of which qualifies as Tier 2 capital.

INDEX

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
In 2018, the federal bank regulatory agencies issued a variety of proposals and made statements concerning regulatory capital standards. These proposals touched on such areas as commercial real estate exposure, credit loss allowances under generally accepted accounting principles, capital requirements for covered swap

INDEX

entities, among others. Public statements by key agency officials have also suggested a revisiting of capital policy and supervisory approaches on a going-forward basis. We will be assessing the impact on us of these new regulations and supervisory approaches as they are proposed and implemented.

Prompt Corrective Action Regulations. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Federal banking regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under regulations effective through December 31, 2018, the Bank was “well capitalized,” which means it had a common equity Tier 1 capital ratio of 6.5% or higher; a Tier I risk-based capital ratio of 8.0% or higher; a total risk-based capital ratio of 10.0% or higher; a leverage ratio of 5.0% or higher; and was not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure.

As noted above, Basel III integrates the capital requirements into the prompt corrective action category definitions. The following capital requirements have applied to the Corporation since January 1, 2015.

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
As of December 31, 2018, the Bank was “well capitalized” according to the guidelines as generally discussed above. As of December 31, 2018, the Corporation had a consolidated ratio of 12.39% of total capital to risk-weighted assets, a consolidated ratio of 11.13% of Tier 1 capital to risk-weighted assets and a consolidated ratio of 10.88% of common equity Tier 1 capital, and the Bank had a ratio of 12.28% of total capital to risk-weighted assets, a ratio of 11.87% of common equity Tier 1 capital and a ratio of 11.87% of Tier 1 capital to risk-weighted assets.

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

INDEX

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

Dividends.  It is the Federal Reserve’s policy that bank holding companies, such as the Corporation, should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Prior to 2019, we never declared or paid dividends on our common stock. On January 28, 2019 the Corporation’s board of directors declared a $0.22 per share dividend, payable on March 1, 2019 to shareholders of record on February 15, 2019. The Corporation anticipates that it will continue to pay quarterly cash dividends in the future, although there can be no assurance that payment of such dividends will continue or that they will not be reduced. The payment and amount of future dividends remain within the discretion of the Corporation’s board of directors and will depend on the Corporation’s operating results and financial condition, regulatory limitations, tax considerations, and other factors. Interest on deposits will be paid prior to payment of dividends on the Corporation’s common stock.

The Bank’s ability to pay dividends to the Corporation is subject to restrictions set forth in the Financial Code. The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of a bank’s (1) retained earnings; or (2) net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period. However, a bank may, with the approval of the DBO, make a distribution to its stockholders in an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. In the event that bank regulators determine that the stockholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the regulators may order the bank to refrain from making a proposed distribution. The payment of dividends could, depending on the financial condition of a bank, be deemed to constitute an unsafe or unsound practice. Under the foregoing provision of the Financial Code, the amount available for distribution from the Bank to the Corporation was approximately $245.7 million at December 31, 2018.

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

INDEX

FDIC Insurance of Certain Accounts and Regulation by the FDIC.  The Bank is an FDIC insured financial institution whereby the FDIC provides deposit insurance for a certain maximum dollar amount per customer. The Bank, as is true for all FDIC insured banks, is subject to deposit insurance assessments as determined by the FDIC.

Under the FDIC’s risk-based deposit premium assessment system, the assessment rates for an insured depository institution are determined by an assessment rate calculator, which is based on a number of elements that measure the risk each institution poses to the Deposit Insurance Fund.  As a result of the Dodd-Frank Act, the calculated assessment rate is applied to average consolidated assets less the average tangible equity of the insured depository institution during the assessment period to determine the dollar amount of the quarterly assessment. Under the current system, premiums are assessed quarterly and could increase if, for example, criticized loans and leases and/or other higher risk assets increase or balance sheet liquidity decreases.  In addition, the FDIC can impose special assessments in certain instances.  Deposit insurance assessments fund the DIF.  In 2010, the FDIC adopted its DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% of total deposits by September 30, 2020, and the FDIC’s final rule with respect to this became effective July 1, 2016. Insured institutions with assets over $10 billion, such as the Bank, are responsible for funding the increase. Based on the current FDIC insurance assessment methodology, our FDIC insurance premium expense was $3.0 million for 2018, $2.2 million for 2017 and $1.5 million in 2016.

Transactions with Related Parties.  Depository institutions are subject to the restrictions contained in the Federal Reserve Act (the “FRA”) with respect to loans to directors, executive officers and principal stockholders. Under the FRA, loans to directors, executive officers and stockholders who own more than 10% of a depository institution and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution’s loans-to-one-borrower limit as discussed in the above section. Federal regulations also prohibit loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any “interested” director may not participate in the voting. The proscribed loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus up to $500,000. The Federal Reserve also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to non-executive employees of the bank and must not involve more than the normal risk of repayment. There are additional limits on the amount a bank can loan to an executive officer.

Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under Sections 23A and 23B of the FRA. Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the financial institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates are generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. The Federal Reserve has promulgated Regulation W, which codifies prior interpretations under Sections 23A and 23B of the FRA and provides interpretive guidance with respect to affiliate transactions. Affiliates of a bank include, among other entities, a bank’s holding company and companies that are under common control with the bank. The Corporation is considered to be an affiliate of the Bank.

The Dodd-Frank Act generally enhanced the restrictions on transactions with affiliates under Section 23A and 23B of the FRA, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and

INDEX

the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

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

Loans to One Borrower.  Under California law, our ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus. At December 31, 2018, the Bank’s limit on aggregate secured loans-to-one-borrower was $526.0 million and unsecured loans-to-one borrower was $315.0 million. The Bank has established internal loan limits, which are lower than the legal lending limits for a California bank.

Community Reinvestment Act and the Fair Lending Laws.  The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking regulators to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. A bank’s compliance with its CRA obligations is based on a performance-based evaluation system, which bases CRA ratings on an institution’s lending, service and investment performance, resulting in a rating by the appropriate bank regulator of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.”  Based on its last CRA examination, the Bank received a “satisfactory” rating.

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

INDEX

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

Pursuant to the Dodd-Frank Act, the CFPB has broad authority to regulate and supervise the retail consumer financial products and services activities of banks and various non-bank providers. The CFPB has authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. With assets exceeding $10.0 billion at December 31, 2018, the Bank is subject to examination for consumer compliance by the CFPB. The creation of the CFPB by the Dodd-Frank Act has led to, and is likely to continue to lead to, enhanced and strengthened enforcement of consumer financial protection laws.

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

    Federal and State Taxation

The Corporation and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions. The Company has not been audited by the Internal Revenue Service (“IRS”). For its 2018, the Company was subject to a maximum federal income tax rate of 21.00% and California state income tax rate of 10.84%. For its 2017 and 2016 tax years, the Company was subject to a maximum federal income tax rate of 35.00% and California state income tax rate of 10.84%.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act includes a number of provisions that impact us, including the following:

INDEX

•
Tax Rate. The Tax Act replaces the graduated corporate income tax rates applicable under prior law, which imposed a maximum corporate income tax rate of 35%, with a reduced 21% flat corporate income tax rate. Although the reduced corporate income tax rate generally should be favorable to us, resulting in increased earnings and capital, it decreased the value of our existing deferred tax assets. Accounting principles generally accepted in the United States (“U.S. GAAP”) requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment. Accordingly, the total incremental income tax expense recorded by the Corporation related to the Tax Act was $3.4 million.

•
FDIC Insurance Premiums. The Tax Act prohibits taxpayers with consolidated assets over $50 billion from deducting any FDIC insurance premiums and prohibits taxpayers with consolidated assets between $10 and $50 billion from deducting the portion of their FDIC premiums equal to the ratio, expressed as a percentage, that (i) the taxpayer’s total consolidated assets over $10 billion, as of the close of the taxable year, bears to (ii) $40 billion. As such, a portion of the Bank’s FDIC insurance premiums were deemed not deductible for the year ended December 31, 2018 as we completed the acquisition of Grandpoint with $3.05 billion in total assets during 2018 and our total consolidated assets reached $11.49 billion at December 31, 2018.

•
Employee Compensation. A “publicly held corporation” is not permitted to deduct compensation in excess of $1 million per year paid to certain employees. The Tax Act eliminates certain exceptions to the $1 million limit applicable under prior law related to performance-based compensation (for example, equity grants and cash bonuses paid only on the attainment of performance goals). As a result, our ability to deduct certain compensation paid to our most highly compensated employees is now limited.

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

•
Interest Expense. The Tax Act limits a taxpayer’s annual deduction of business interest expense to the sum of (i) business interest income, and (ii) 30% of “adjusted taxable income,” defined as a business’s taxable income without taking into account business interest income or expense, net operating losses, and, for 2018 through 2021, depreciation, amortization and depletion. Because we generate significant amounts of net interest income, we do not expect to be impacted by this limitation.

INDEX

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

Our financial condition and results of operations are dependent on the U.S. economy, generally, and markets we serve, specifically. We primarily serve markets in California, though certain of our products and services are offered nationwide. Although the U.S. economy continues a gradual expansion following the severe recession that ended in 2009, the duration and magnitude of the continued expansion is uncertain. Financial stress on borrowers as a result of an uncertain future economic environment could have an adverse effect on the Company’s borrowers and their ability to repay their loans, which could adversely affect the Company’s business, financial condition and results of operations. A weakening of these conditions in the markets in which we operate would likely have an adverse effect on us and others in the financial institutions industry. For example, deterioration in economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses (“ALLL”). We may also face the following risks in connection with these events:

•
Economic conditions that negatively affect real estate values and the job market may result, in the deterioration of the credit quality of our loan portfolio, and such deterioration in credit quality could have a negative impact on our business.

•	A decrease in the demand for loans and other products and services offered by us.

•	A decrease in deposit balances, including low-cost and non-interest bearing deposits, due to overall reductions in the accounts of customers.

•	A decrease in the value of our loans or other assets secured by commercial or residential real estate.

•	A decrease in net interest income derived from our lending and deposit gathering activities.

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

•
Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite customers become less predictive of future charge-offs.

As these conditions or similar ones exist or worsen, we could experience adverse effects on our business, financial condition and results of operations.

INDEX

Our business is subject to various lending and other economic risks that could adversely impact our results of operations and financial condition.

There can be no assurance that the economic conditions that impact the financial services industry, and the capital, credit and real estate markets generally, will not deteriorate in the near or long term, in which case, we could experience losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges. If economic conditions were to deteriorate, particularly within our geographic regions, it could result in the following additional consequences, any of which could have a material adverse effect on our business, results of operations and financial condition:

•	Loan delinquencies may increase causing increases in our provision for loan losses and ALLL and decreases to our capital.

•
Collateral for loans, especially real estate, may decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans held for investment.

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

Our business activities and credit exposure are concentrated in California. Difficult economic conditions, including state and local government deficits, in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. In addition, demand for our products and services may decline. Declines in the California real estate market could hurt our business, because the majority of our loans are secured by real estate located within California. As of December 31, 2018, approximately 59% of the aggregate outstanding principal of our loans was secured by real estate were located in California. If real estate values were to decline in California, the collateral for our loans would provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.

Changes in U.S trade policies and other factors beyond the Company’s control may adversely impact our business, financial condition and results of operations.

Following the U.S. presidential election in 2016, there have been changes to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting China and retaliatory tariffs by China. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including among others, agricultural and technological products, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt; this, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted in the future. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to negatively impact our and our customers’ costs, demand for our customers’ products, and the U.S. economy or certain sectors thereof and, thus, adversely impact our business, financial condition and results of operations.

INDEX

We may suffer losses in our loan portfolio in excess of our allowance for loan losses.

Our total nonperforming assets amounted to $5.0 million, or 0.04% of our total assets, at December 31, 2018, an increase from $3.6 million or 0.04% at December 31, 2017. We had $1.0 million of net loan charge-offs for 2018, unchanged from $1.0 million in 2017. Our provision for loan losses was $8.2 million in 2018, a decrease from $8.6 million in 2017. If increases in our nonperforming assets occur in the future, our net loan charge-offs and/or provision for loan losses may also increase which may have an adverse effect upon our future results of operations and capital.

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

In addition, the Federal Reserve and the DBO, as part of their supervisory function, periodically review our ALLL. Either agency may require us to increase our provision for loan losses or to recognize further loan losses, based on their judgments, which may be different from those of our management. Any increase in the ALLL required by them could also adversely affect our financial condition and results of operations.

Risks related to specific segments of our loan portfolio may result in losses that could affect our results of operations and financial condition.

  General economic conditions and local economic conditions, changes in governmental rules, regulations and fiscal policies, and increases in interest rates and tax rates affect our entire loan portfolio. In addition, lending risks vary by the type of loan extended.

In our C&I and SBA lending activities, collectability of loans may be adversely affected by risks generally related to small and middle market businesses, such as:

•	Changes or weaknesses in specific industry segments, including weakness affecting the business’ customer base;

•	Changes in consumer behavior and a business’ personnel;

•	Increases in supplier costs and operating costs that cannot be passed along to customers; and

•	Changes in competition.

INDEX

In our investor real estate and construction loans, payment performance and the liquidation values of collateral properties may be adversely affected by risks generally incidental to interests in real property (for investor real estate and CRE construction loans) or risks generally related to consumers (for single family residence construction loans), such as:

•	Declines in real estate values, rental rates and occupancy rates;

•	Increases in other operating expenses (including energy costs);

•	Demand for the type of property or high-end home in question; and

•	The availability of property financing.

In our HOA and consumer loans, collectability of the loans may be adversely affected by risks generally related to consumers, such as:

•	Changes in consumer behavior and changes or weakness in employment and wage income;

•	Declines in real estate values or rental rates;

•	Increases in association operating expenses; and

•	The availability of property financing.

In our agribusiness and farmland loans, collectability of the loans may be adversely affected by risks generally related to agriculture production and farmlands, such as:

•	The cyclical nature of the agriculture industry;

•	Fluctuating commodity prices;

•
Changing climatic conditions, including drought conditions, which adversely impact agricultural customers’ operating costs, crop yields and crop quality and could impact such customers’ ability to repay loans;

•	The imposition of tariffs and retaliatory tariffs or other trade restrictions on agricultural products and materials that our clients import or export; and

•	Increases in operating expenses and changes in real estate values.

Our level of credit risk could increase due to our focus on commercial lending and the concentration on small and middle market business customers, who can have heightened vulnerability to economic conditions.

As of December 31, 2018, our commercial real estate loans amounted to $3.7 billion, or 42.2% of our total loan portfolio, and our commercial business loans amounted to $4.1 billion, or 46.8% of our total loan portfolio. At such date, our largest outstanding commercial business loan was $53.2 million, our largest multiple borrower relationship was $131 million and our largest outstanding CRE loan was $94.1 million. CRE and commercial business loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. CRE and commercial business loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans. Most of the Company’s commercial business loans are made to small business or middle market customers who may have a heightened vulnerability to economic conditions. Moreover, a portion of these borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our results of operations.

INDEX

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

Nonperforming assets adversely affect our net income in various ways. We generally do not record interest income on nonperforming loans or other real estate owned (“OREO”), which adversely affects our income. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience future increases in nonperforming assets.

Changes in accounting policies, standards, and interpretations could materially affect how the Company  reports its financial condition and results of operations.

From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. These changes can materially impact how the Company records and reports its financial condition and results of operations.
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. The ASU introduces a new revenue model based on current expected credit losses (“CECL”) rather than incurred losses. The CECL model will apply to most debt instruments, including loan receivables and loan commitments.
Under the CECL model, the Company would recognize an impairment allowance equal to its current estimate of expected life of loan losses for financial instruments as of the end of the reporting period. Measuring expected life of loan losses will likely be a significant challenge for all entities, including the Company. Additionally, the allowance for credit loss(“ACL”) measured under a CECL model could differ materially from the allowance for loan losses (“ALLL”) measured under the Company’s incurred loss model. To initially apply the CECL amendments, for most debt instruments, the Company would record a cumulative-effect adjustment to its statement of financial condition as of the beginning of the first reporting period in which the guidance is effective (a modified retrospective approach). The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and are required to be adopted through a modified retrospective approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is effective. The implementation of CECL may require us to increase our loan loss allowance, decreasing our reported income, and may introduce additional volatility into our reported earnings.
On December 21, 2018, federal bank regulatory agencies approved a final rule, effective as of April 1, 2019, modifying their regulatory capital rules and providing an option to phase in over a three-year period the initial regulatory capital effects of the CECL methodology. The Company is currently evaluating the magnitude of the one-time cumulative adjustment to its allowance and of the ongoing impact of the CECL model on its loan loss allowance and results of operations, together with the final rule that becomes effective as of April 1, 2019, to determine if the phase-in option will be elected.

INDEX

Changes in monetary policy may have a material effect on our results of operations.

Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but also our ability to originate loans and deposits. Historically, there has been an inverse correlation between the demand for loans and interest rates. Loan origination volume usually declines during periods of rising or high interest rates and increases during periods of declining or low interest rates. Changes in interest rates also have a significant impact on the carrying value of certain of our assets, including loans, real estate and investment securities, on our balance sheet. We may incur debt in the future and that debt may also be sensitive to interest rates.

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

Our profitability depends to a large extent upon net interest income, which is the difference between interest income and dividends we earn on interest-earning assets, such as loans and investments, and interest expense we pay on interest-bearing liabilities, such as deposits and borrowings. Any change in general market interest rates, whether as a result of changes in the monetary policy of the Federal Reserve or otherwise, may have a significant effect on net interest income.

In response to improving economic conditions, the Federal Reserve Board’s Open Market Committee has slowly increased its federal funds rate target from a range of 0.00% - 0.25%, that was in effect for several years, to the current target range of 2.25% - 2.50%, that was in effect at December 31, 2018. Moreover, since December 2015, the Federal Reserve has removed reserves from the banking system, which also puts upward pressure on market rates of interest. In addition, the prohibition restricting depository institutions from paying interest on demand deposits, such as checking accounts, was repealed as part of the Dodd-Frank Act.

Our assets and liabilities may react differently to changes in overall interest rates or conditions. In general, higher interest rates are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Further, if interest rates decline, our loans may be refinanced at lower rates or paid off and our investments may be prepaid earlier than expected. If that occurs, we may have to redeploy the loan or investment proceeds into lower yielding assets, which might also decrease our income. Also, as many of our loans currently have interest rate floors, a rise in rates may increase the cost of our deposits while the rates on the loans remain at their floors, which could decrease our net interest income. Accordingly, changes in levels of market interest rates could materially and adversely affect our financial condition, loan origination volumes, net interest margin, results of operations and profitability.

The Company’s sensitivity to changes in interest rates is low in a rising interest rate environment based on the current profile of the Company’s loan portfolio and low-cost and no-cost deposits. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management of Market Risk.” At December 31, 2018, we had $526.1 million in interest-bearing demand deposits. In addition, at December 31, 2018, we had $3.23 billion in money market and savings deposits. If the interest rates on our loans increase comparably faster than the interest rate on our interest- bearing demand deposits and money market and savings deposits, our core deposit balances may decrease as customers use those funds to repay higher cost loans. In addition, if we need to offer additional interest-bearing demand deposit products or higher interest rates on our current interest-bearing demand, money market or savings deposit accounts in order to maintain current customers or attract new customers, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer competitive rates sufficient to retain these accounts, our core deposits may be reduced, which would

INDEX

require us to seek alternative funding sources or risk slowing our future asset growth. In these circumstances, our net interest income may decrease, which may adversely affect our financial condition and results of operations.

As interest rates rise, our existing borrowers who have adjustable rate loans may see their loan payments increase and, as a result, may experience difficulty repaying those loans, which in turn could lead to higher losses for us.  Increasing delinquencies, non-accrual loans and defaults lead to higher loan loss provisions, and potentially greater eventual losses that would lower our current profitability and capital ratios.

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

Our ability to obtain funding from the FHLB or through its overnight federal funds lines with other banks could be negatively affected if we experienced a substantial deterioration in the Company’s financial condition or if such funding became restricted due to deterioration in the financial markets. While the Company has a contingency funds management plan to address such a situation if it were to occur (such plan includes deposit promotions, the sale of securities and the curtailment of loan growth, if necessary), a significant decrease in our ability to borrow funds could adversely affect our liquidity.

As a commercial banking institution, we compete with our market peers in, among other things, attracting, maintaining and increasing customer deposits. We are currently part of a highly competitive local deposit market, in which our competitors are offering ever increasing deposit rates in order to attract new deposits. Given our large proportion of non-maturity deposits, we could experience significant and acute deposit outflows if our offered deposit rates do not remain competitive in our primary market. Such outflows could adversely affect our liquidity.

Further, depending on these competitive factors and the interest rate environment, lower cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income. While these events could have a material impact on our results, we expect, in the ordinary course of business, that these deposits will fluctuate and believes the Company is capable of mitigating this risk, as well as the risk of losing one of these depositors, through additional liquidity, and business generation in the future. However, should a significant number of these customers leave the Bank, it could have a material adverse impact on the Bank and the Company.

 The primary source of the Company’s liquidity from which, among other things, dividends may be paid is the receipt of dividends from the Bank.

We recently initiated the paying of a quarterly cash dividend on our common stock. Our ability to pay cash dividends to our shareholders is dependent upon receiving dividends from the Bank. The Bank’s ability to pay dividends to us is subject to restrictions set forth in the Financial Code. The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of (1) a bank’s retained earnings and (2) a bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a

INDEX

bank may, with the approval of the DBO, make a distribution to its stockholders in an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. In the event that banking regulators determine that the stockholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the regulators may order the bank to refrain from making a proposed distribution.

Approval of the Federal Reserve is required for payment of any dividend by a state chartered bank that is a member of the Federal Reserve System, such as the Bank, if the total of all dividends declared by the Bank in any calendar year would exceed the total of its retained net income for that year combined with its retained net income for the preceding two years. In addition, a state member bank may not pay a dividend in an amount greater than its undivided profits without regulatory and stockholder approval. The Bank is also prohibited under federal law from paying any dividend that would cause it to become undercapitalized.

We may reduce or discontinue the payment of dividends on common stock.

Our shareholders are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. Although we have only recently begun to declare cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. Our ability to pay dividends to our stockholders is subject to the restrictions set forth in Delaware law, by the Federal Reserve, and by certain covenants contained in our subordinated debentures. Notification to the Federal Reserve is also required prior to our declaring and paying a cash dividend to our shareholders during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. We may not pay a dividend if the Federal Reserve objects or until such time as we receive approval from the Federal Reserve or we no longer need to provide notice under applicable regulations. In addition, we may be restricted by applicable law or regulation or actions taken by our regulators, now or in the future, from paying dividends to our shareholders. We cannot provide assurance that we will continue paying dividends on our common stock at current levels or at all. A reduction or discontinuance of dividends on our common stock could have a material adverse effect on our business, including the market price of our common stock.

The financial condition of other financial institutions could negatively affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional customers. Many of these transactions expose us to credit risk in the event of a default by a counterparty or customer. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on our financial condition and results of operations.

INDEX

We are dependent on our key personnel.

Our future operating results depend in large part on the continued services of our key personnel, including Steven R. Gardner, our Chairman, President and Chief Executive Officer, who developed and implemented our business strategy. The loss of Mr. Gardner could have a negative impact on the success of our business strategy. In addition, we rely upon the services of Edward Wilcox, President and Chief Operating Officer of the Bank, and Ronald Nicolas, Chief Financial Officer of the Corporation and the Bank, and our ability to attract and retain highly skilled personnel. We cannot assure you that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. The unexpected loss of services of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. In addition, recent regulatory proposals and guidance relating to compensation may negatively impact our ability to retain and attract skilled personnel.

Security breaches and other disruptions, whether in our systems or those of our contracted partners, could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and personally identifiable information of our customers and employees in our data centers and on our networks. The secure maintenance and transmission of this information is critical to our operations. Although we devote significant resources to maintain and regularly update our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets, as well as the confidentiality, integrity and availability of information belonging to us and our customers, there is no assurance that all of our security measures will provide absolute security.
Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Like many financial institutions, we can be subject to attempts to infiltrate the security of our websites or other systems which can involve sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt service, sabotage systems or cause other damage, including through the introduction of computer viruses or malware, cyberattacks and other means. We can be targeted by individuals and groups using malicious code and viruses, and can be exposed to distributed denial-of-service attacks with the objective of disrupting on-line banking services.
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
In addition, we outsource a significant portion of our data processing to certain third-party providers. If any of these third-party providers encounters difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel. We do not have direct control over the systems of these vendors and third-party providers and, were they to suffer a breach, our sensitive data, including customer information, could be accessed, publicly disclosed, lost or stolen
A successful penetration or circumvention of the security of our systems or the systems of another market participant, our vendors or third party providers, which we refer to generally as a data breach, could cause serious negative consequences, including significant disruption of our operations, misappropriation of

INDEX

confidential information, or damage to computers or systems, and may result in violations of applicable privacy and other laws, financial loss, loss of confidence, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

Any such data breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, including regulatory mandates specific to the financial services industry, and regulatory penalties, disrupt our operations and the services we provide to customers, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business, revenues and competitive position.

We devote significant resources to protecting our and our customers’ information. To the extent that the expenses associated with these and future protective measures increase, our non-interest expenses may increase overall, which could adversely affect our results of operations. In addition, we maintain cyber risk insurance coverage in amounts that we believe are reasonable based upon the scope of our activities. However, this insurance coverage may not be sufficient to cover all of our losses from future data breaches of our systems or the systems of another market participant or our vendors or third party providers. If our cyber risk insurance is insufficient with respect to covering all of the losses resulting from any such future data breach, our financial condition and results of operations could be adversely affected.

Our controls, processes and procedures may fail or be circumvented.

Management regularly reviews and updates our internal controls over financial reporting, disclosure controls, processes and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls, processes and procedures or failure to comply with regulations related to controls, processes and procedures could necessitate changes in those controls, processes and procedures, which may increase our compliance costs, divert management attention from our business or subject us to regulatory actions and increased regulatory scrutiny. Any of these could have a material adverse effect on our business, results of operations, reputation and financial condition.

A natural disaster or recurring energy shortage, especially in California, could harm our business.

We are based in Irvine, California and, at December 31, 2018, approximately 59% of the aggregate outstanding principal of our loans was secured by real estate located in California. In addition, the computer systems that operate our Internet websites and some of their back-up systems are located in Irvine and San Diego, California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our information technology structure and websites, which could prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, which is comprised substantially of real estate loans. Uninsured or underinsured disasters may reduce borrowers’ ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those areas affected. Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters or energy shortages in California could have a material adverse effect on our business prospects, financial condition and results of operations.

INDEX

Environmental liabilities with respect to properties on which we take title may have a material effect on our results of operations.

Although we perform limited environmental due diligence in conjunction with originating loans secured by properties we believe have environmental risk, we could be subject to environmental liabilities on real estate properties we foreclose upon and take title to in the normal course of our business. In connection with environmental contamination, we may be held liable to governmental entities or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties, or we may be required to investigate or clean-up hazardous or toxic substances at a property. The investigation or remediation costs associated with such activities could be substantial. Furthermore, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination even if we were the former owner of a contaminated site. The incurrence of a significant environmental liability could adversely affect our business, financial condition and results of operations. These risks are present even though we perform environmental due diligence on our collateral properties. Such diligence may not reflect all current risks or threats, and unforeseen or unpredictable future events may cause a change in the environmental risk profile of a property after a loan has been made.

We may be unable to successfully compete with financial services companies and other companies that offer banking services.

We face direct competition from a significant number of financial institutions, many with a state-wide or regional presence, and in some cases, a national presence, in both originating loans and attracting deposits. Competition in originating loans comes primarily from other banks and finance companies, and more recently, financial technology (or “fintech”) companies, that make loans in our primary market areas. In addition banks with larger capitalizations and non-bank financial institutions that are not governed by bank regulatory restrictions have larger lending limits and are better able to serve the needs of larger customers. Many of these financial institutions are also significantly larger than us, have greater financial resources than we have, have established customer bases and name recognition. We compete for loans principally on the basis of interest rates and loan fees, the types of loans we offer and the quality of service that we provide to our borrowers. We also face substantial competition in attracting deposits from other banking institutions, money market and mutual funds, credit unions and other investment vehicles. Our ability to attract and retain deposits requires that we provide customers with competitive investment opportunities with respect to rate of return, liquidity, risk and other factors. To effectively compete, we may have to pay higher rates of interest to attract deposits, resulting in reduced profitability. In addition, we rely upon local promotional activities, personal relationships established by our officers, directors and employees and specialized services tailored to meet the individual needs of our customers in order to compete. If we are not able to effectively compete in our market area, our profitability may be negatively affected.

Our ability to attract and maintain customer and investor relationships depends largely on our reputation.

Damage to our reputation could undermine the confidence of our current and potential customers and investors in our ability to provide high-quality financial services. Such damage could also impair the confidence of our counterparties and vendors and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our service-focused culture and controlling and mitigating the various risks described in this report, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, customer personal information and privacy issues, customer and other third-party fraud, record-keeping, technology-related issues including but not limited to cyber fraud, regulatory investigations and any litigation that may arise from the failure or perceived failure to comply with legal and regulatory requirements. Maintaining our reputation also depends on our ability to successfully prevent third parties from infringing on our brands and associated trademarks and our other intellectual property. Defense of our reputation, trademarks and other intellectual property, including through litigation, could result in costs that could have a material adverse effect on our business, financial condition, or results of operations.

INDEX

We are subject to extensive regulation, which could adversely affect our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Federal and state banking regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory authority may have a negative impact on our financial condition and results of operations. Additionally, in order to conduct certain activities, including acquisitions, we are required to obtain regulatory approval. There can be no assurance that any required approvals can be obtained, or obtained without conditions or on a timeframe acceptable to us.

Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. Regulations affecting banks and other financial institutions, such as the Dodd-Frank Act, are continuously reviewed and change frequently. For instance, the Dodd-Frank Act has changed the bank regulatory framework, created an independent consumer protection bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and established more stringent capital standards for banks and bank holding companies. The ultimate effect of such changes cannot be predicted. Because our business is highly regulated, compliance with such regulations and laws may increase our costs and limit our ability to pursue business opportunities. There can be no assurance that laws, rules and regulations will not be proposed or adopted in the future, which could (i) make compliance much more difficult or expensive, (ii) restrict our ability to originate, modify, broker or sell loans or accept certain deposits, (iii) restrict our ability to foreclose on property securing loans, (iv) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (v) otherwise materially and adversely affect our business or prospects for business. These risks could affect our deposit funding and the performance and value of our loan and investment securities portfolios, which could negatively affect our financial performance and financial condition.

While recent federal legislation has scaled back portions of the Dodd-Frank Act and the current administration in the United States may further roll back or modify certain of the regulations adopted since the financial crisis, including those adopted under the Dodd-Frank Act, uncertainty about the timing and scope of any such changes as well as the cost of complying with a new regulatory regime, may negatively impact our business, at least in the short-term, even if the long-term impact of any such changes are positive for our business.

We are subject to heightened regulatory requirements as our total assets exceed $10 billion.

With the acquisition of Grandpoint on July 1, 2018, our total assets exceeded $10 billion during the quarter ended September 30, 2018. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including a more frequent and enhanced regulatory examination regime. In addition, banks, including ours, with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations, with the Federal Reserve maintaining supervision over some consumer related regulations. Previously, the Federal Reserve has been primarily responsible for examining our Bank’s compliance with consumer protection laws. As a relatively new agency with evolving regulations and practices, there is some uncertainty as to how the CFPB examination and regulatory authority might impact our business.

One key Dodd-Frank Act requirement applicable to banks with $10 billion or more in total assets has been compulsory stress testing (Dodd-Frank Act Stress Test or “DFAST”). The Economic Growth, Regulatory Relief, and Consumer Protection Act, signed into law on May 24, 2018, increased the asset threshold at which company-run stress tests are required from $10 billion to $250 billion. The elimination of DFAST has not eliminated the expectation of the regulatory agencies that we will conduct enhanced capital stress testing. However, standards establishing the framework surrounding such expectations have not been announced. The

INDEX

unknown nature and extent of future stress testing requirements creates uncertainty with respect to the impact of those requirements on our business.

Compliance with stress testing requirements may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations

Federal and state regulatory agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect us.

Federal and state regulatory agencies, including the Federal Reserve, the DBO and the FDIC, periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, a regulatory agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that the Company or its management was in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.

Changes in the value of goodwill and intangible assets could reduce our earnings.

When the Company acquires a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price, which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the fair value of the net identifiable assets acquired. As of December 31, 2018, the Company had approximately $909.3 million of goodwill and intangible assets, which includes goodwill of approximately $808.7 million resulting from the acquisitions the Company has consummated since 2011. The Company accounts for goodwill and intangible assets in accordance with U.S. GAAP, which, in general, requires that goodwill not be amortized, but rather that it is tested for impairment at least annually at the reporting unit level. In testing for impairment of goodwill and intangible assets, the Company first performs a qualitative assessment of goodwill and intangible assets which considers the impact that various relevant economic, industry, market and company specific factors may have on the value of the Company. The Company’s qualitative assessment considers known positive and negative as well as any mitigating events and circumstances associated with each relevant factor that may be deemed to have an impact on the value of the Company. Should the Company’s qualitative assessment indicate the value of goodwill and intangible assets could be impaired, a quantitative assessment is then performed to determine if there is impairment. This assessment involves determining the fair value of the reporting unit (which in our case is the Company) and comparing that determination of fair value to the carrying value of the Company in order to quantify the amount of possible impairment. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and result in an impairment charge at a future date. If we were to conclude that a future write-down of our goodwill or intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, results of operations or financial condition.

INDEX

Recent and potential future acquisitions may disrupt our business.

We have consummated ten acquisitions since 2010. Most recently, on July 1, 2018, we completed the acquisition of Grandpoint, the holding company of Grandpoint Bank, a California state-chartered bank with $3.2 billion in total assets. The success of the Grandpoint acquisition or any future acquisition we may consummate will depend on, among other things, our ability to realize the anticipated revenue enhancements and efficiencies and to combine the businesses of Pacific Premier with Grandpoint or the target institution, as the case may be, in a manner that does not materially disrupt the existing customer relationships of Grandpoint or the target institution, as the case may be, or result in decreased revenues resulting from any loss of customers, and that permits growth opportunities to occur. If we are not able to successfully achieve these objectives, the anticipated benefits of the subject acquisition may not be realized fully or at all or may take longer to realize than expected.

It is possible that the ongoing Grandpoint integration process or the integration process associated with any future acquisition could result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the acquisitions. Integration efforts could also divert management attention and resources. These integration matters could have an adverse effect on the combined company.

Potential future acquisitions may dilute stockholder value.

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

INDEX

The tax reform legislation enacted in late 2017 could negatively affect our financial condition and results of operations.

In late 2017, the U.S. Congress passed significant legislation reforming the Internal Revenue Code known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). In connection with the preparation of our consolidated financial statements for the fiscal year ended December 31, 2018, we completed the process of determining the accounting for the income tax effect of the Tax Act under ASC Topic 740, Income Taxes, as disclosed in the related notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and subsequent filings made by us with the SEC. Although the Company has generally benefited from the legislation’s reduction in the federal corporate income tax rate, a tax rate reduction has broader implications for the Company’s operations as the new rates could cause positive or negative impacts on loan demand and on the Company’s pricing models, municipal bonds, tax credits and CRA investments and capital market transactions. Additionally, the interest deduction limitation implemented by the new tax law could make some businesses and industries less inclined to borrow, potentially reducing demand for the Company’s commercial loan products.

Technical corrections or other forthcoming guidance could change how we interpret provisions of the Tax Act, which may impact our effective tax rate and could affect our deferred tax assets, tax positions and/or our tax liabilities. The ultimate overall impact of any tax reform on our business, customers and shareholders is uncertain and could be adverse.

Changes in the fair value of our investment securities may reduce our stockholders’ equity and net income.

At December 31, 2018, $1.10 billion of our securities were classified as available-for-sale. At such date, the aggregate net unrealized loss on our available-for-sale securities was $7.9 million. We increase or decrease stockholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the case of equity securities, which have no stated maturity, the declines in fair value may or may not be recovered over time.

At December 31, 2018, we had stock holdings in the FHLB of San Francisco totaling $19.6 million, $51.5 million in FRB stock, and $37.7 million in other stock, all carried at cost. The stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. For the year ended December 31, 2018, we did not recognize an impairment charge related to our stock holdings. There can be no assurance that future negative changes to the financial condition of the issuers may require us to recognize an impairment charge with respect to such stock holdings.

INDEX

Risks Related to Ownership of Our Common Stock

The price of our common stock, like many of our peers, has fluctuated significantly over the recent past and may fluctuate significantly in the future, which may make it difficult for you to resell your shares of common stock at times or at prices you find attractive.

Stock price volatility may make it difficult for holders of our common stock to resell their common stock when desired and at desirable prices. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Inaccurate management decisions regarding the fair value of assets and liabilities acquired which could materially affect our financial condition;

•	Natural disasters, fires, and severe weather;

•	Internal controls may fail;

•	Reliance on other companies to provide key components of our business processes;

•	Meeting capital adequacy standards and the need to raise additional capital in the future if needed, including through future sales of our common stock;

•	Actual or anticipated variations in quarterly results of operations;

•	Recommendations by securities analysts;

•	Failure of securities analysts to cover, or continue to cover, us;

•	Operating and stock price performance of other companies that investors deem comparable to us;

•	News reports relating to trends, concerns and other issues in the financial services industry, including the failures of other financial institutions in the current economic downturn;

•	Perceptions in the marketplace regarding us and/or our competitors;

•	Departure of our management team or other key personnel;

•	Cyber security breaches of the company or contracted partners;

•	New technology used, or services offered, by competitors;

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•
Existing or increased regulatory and compliance requirements, changes or proposed changes in laws or regulations, or differing interpretations thereof affecting our business, or enforcement of these laws and regulations;

•	Litigation and governmental investigations;

•	Changes in government regulations; and

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results as evidenced by the current volatility and disruption of capital and credit markets.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

INDEX

ITEM 2.  PROPERTIES
The Company’s headquarters are located in Irvine, California at 17901 Von Karman Avenue. As of December 31, 2018, our properties included 19 administrative offices and 44 branches. We owned 13 properties and leased the remaining properties throughout Orange, Los Angeles, Riverside, San Bernardino, San Diego, San Luis Obispo and Santa Barbara Counties, California as well as Pima and Maricopa Counties, Arizona, Clark County, Nevada and Clark County, Washington. The lease terms are not individually material and range from month-to-month to ten years from inception date.
All of our existing facilities are considered to be adequate for our present and anticipated future use. In the opinion of management, all properties are adequately covered by insurance.
For additional information regarding properties of the Company, see Note 7. Premises and Equipment of the Notes to the Consolidate Financial Statements contained in “Item 8. Financial Statements and Supplementary.”

ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any material pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company

ITEM 4.  MINE SAFETY DISCLOSURES

None.

INDEX

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shareholder Information

The common stock of the Corporation has been publicly traded since 1997 and is currently traded on the NASDAQ Global Market under the symbol PPBI. As of February 22, 2019, there were approximately 12,729 holders of record of our common stock.

 Equity Compensation Plan Information

The following table provides information as of December 31, 2018, with respect to options and RSUs outstanding and shares available for future awards under the Company’s active equity incentive plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Pacific Premier Bancorp, Inc. 2004 Long-term Incentive Plan	40,105	$13.80	—
Pacific Premier Bancorp, Inc. Amended and Restated 2012 Stock Long-term Incentive Plan	578,063	14.88	3,272,558
Heritage Oaks Bancorp, Inc. 2005 Equity Incentive Plan	35,950	17.87	—
Heritage Oaks Bancorp, Inc. 2015 Equity Incentive Plan	27,815	21.63	652,866
Equity compensation plans not approved by security holders	—	—	—
Total Equity Compensation plans	681,933	15.26	3,925,424

INDEX

Stock Performance Graph.  The graph below compares the performance of our common stock with that of the NASDAQ Composite Index (U.S. companies) and the NASDAQ Bank Stocks Index from December 31, 2013 through December 31, 2018. The graph is based on an investment of $100 in our common stock at its closing price on December 31, 2013. The Corporation has not paid any dividends on its common stock.

Total Return to Stockholders
(Assumes $100 investment on 12/31/2013)

Total Return Analysis	12/31/2013	12/31/2014	12/31/2015	12/30/2016	12/29/2017	12/31/2018
Pacific Premier Bancorp, Inc.	$100.00	$110.10	$135.01	$224.59	$254.13	$162.13
NASDAQ Composite Index	100.00	113.40	119.89	128.89	165.29	158.87
NASDAQ Bank Stocks Index	100.00	102.84	109.65	148.06	153.26	125.82

Dividends

In January 2019, we announced the initiation of a quarterly cash dividend. We had not previously declared or paid dividends on our common stock. On January 28, 2019, the Corporation’s board of directors declared a $0.22 per share cash dividend, payable on March 1, 2019 to shareholders of record on February 15, 2019. The Corporation anticipates continuing a regular quarterly cash dividend thereafter targeting a 35% initial payout ratio. However, we have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

INDEX

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

Unregistered Sales of Equity Securities and Use of Proceeds

On October 26, 2018, the Corporation’s board of directors approved its third stock repurchase program. Under the third stock repurchase program, the Corporation is authorized to repurchase up to $100 million of its common stock. The program may be limited or terminated at any time without prior notice. The Company did not repurchase any shares under the recently approved stock repurchase program. The stock repurchase program is intended to replace and supersede the Company’s prior stock repurchase program, which was approved in June 2012 and authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. An aggregate of 237,455 shares were repurchased under that program.
The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter of 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 to October 31, 2018	—	—	—	$100,000,000
November 1, 2018 to November 30, 2018	—	—	—	100,000,000
December 1, 2018 to December 31, 2018	—	—	—	100,000,000
Total	—		—

INDEX

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain of our consolidated financial and statistical information at or for each of the years presented. This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2018 and 2017, and for each of the years in the three-year period ended December 31, 2018 and related Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Operating Data	(dollars in thousands, except per share data)
Interest income	$448,423	$270,005	$166,605	$118,356	$81,339
Interest expense	55,712	22,503	13,530	12,057	7,704
Net interest income	392,711	247,502	153,075	106,299	73,635
Provision for credit losses	8,253	8,432	9,296	6,631	4,739
Net interest income after provision for credit losses	384,458	239,070	143,779	99,668	68,896
Net gains from loan sales	10,759	12,468	9,539	7,970	6,300
Other noninterest income	20,268	18,646	10,063	6,418	7,077
Noninterest expense	249,905	167,958	98,063	73,332	54,938
Income before income tax	165,580	102,226	65,318	40,724	27,335
Income tax	42,240	42,126	25,215	15,209	10,719
Net income	$123,340	$60,100	$40,103	$25,515	$16,616

Share Data
Net income per share:
Basic	$2.29	$1.59	$1.49	$1.21	$0.97
Diluted	2.26	1.56	1.46	1.19	0.96
Weighted average common shares outstanding:
Basic	53,963,047	37,705,556	26,931,634	21,156,668	17,046,660
Diluted	54,613,057	38,511,261	27,439,159	21,488,698	17,343,977
Book value per share (basic)	$31.52	$26.86	$16.54	$13.86	$11.81
Book value per share (diluted)	31.38	26.73	16.78	13.78	11.73
Selected Balance Sheet Data
Total assets	$11,487,387	$8,024,501	$4,036,311	$2,789,599	$2,037,731
Securities and FHLB stock	1,257,251	871,601	426,832	312,207	218,705
Loans held for sale, net	5,719	23,426	7,711	8,565	—
Loans held for investment, net	8,800,746	6,167,288	3,220,317	2,336,998	1,616,422
Allowance for loan losses	36,072	28,936	21,296	17,317	12,200
Total deposits	8,658,351	6,085,886	3,145,581	2,195,123	1,630,826
Total borrowings	777,994	641,410	397,354	265,388	185,787
Total stockholders’ equity	1,969,697	1,241,996	459,740	298,980	199,592
Performance Ratios
Return on average assets	1.26%	0.99%	1.11%	0.97%	0.91%
Return on average equity	7.71	6.75	9.30	9.31	8.76
Average equity to average assets	16.33	14.62	11.97	10.45	10.38
Equity to total assets at end of period	17.15	15.48	11.39	10.72	9.79
Average interest rate spread	4.00	4.18	4.22	4.01	4.01
Net interest margin	4.44	4.43	4.48	4.25	4.21
Efficiency ratio (1)	51.6	50.9	53.6	55.9	61.3
Average interest-earnings assets to average interest-bearing deposits and borrowings	169.84	164.66	166.42	149.17	145.45
Pacific Premier Bank Capital Ratios
Tier 1 leverage ratio	11.06%	11.59%	10.94%	11.41%	11.29%
Common equity tier 1 risk-weighted capital ratio	11.87	11.77	11.65	12.35%	N/A
Tier 1 capital to total risk-weighted assets	11.87	11.77	11.65	12.35	12.72
Total capital to total risk-weighted assets	12.28	12.22	12.29	13.07	13.45
Pacific Premier Bancorp, Inc. Capital Ratios
Tier 1 leverage ratio	10.38%	10.61%	9.78%	9.52%	9.18%
Common equity tier 1 risk-weighted capital ratio	10.88	10.48	10.12	9.91%	N/A
Tier 1 capital to total risk-weighted assets	11.13	10.78	10.41	10.28	10.30
Total capital to total risk-weighted assets	12.39	12.46	12.72	13.43	14.46
Asset Quality Ratios
Nonperforming loans to loans held for investment	0.05%	0.05%	0.04%	0.18%	0.09%
Nonperforming assets as a percent of total assets	0.04	0.04	0.04	0.18	0.12
Net charge-offs to average total loans, net	0.01	0.02	0.17	0.06	0.05
Allowance for loan losses to loans held for investment at period end	0.41	0.47	0.66	0.74	0.75
Allowance for loan losses as a percent of nonperforming loans, gross at period end	743	881	1,866	436	845

(1) Represents the ratio of noninterest expense less other real estate owned operations, core deposit intangible amortization and merger related expense to the sum of net interest income before provision for credit losses and total noninterest income less gains/(loss) on sale of securities, other-than-temporary impairment recovery/(loss) on investment securities, gain on acquisitions and gain/(loss) from other real estate owned.

INDEX

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition, results of operation, liquidity and capital resources. This section should be read in conjunction with the disclosures regarding “Forward-Looking Statements” set forth in “Item I. Business-Forward Looking Statements”, as well as the discussion set forth in “Item 8. Financial Statements and Supplementary Data,” including the notes to consolidated financial statements.

Acquisition of Grandpoint

Effective July 1, 2018, we completed our acquisition of Grandpoint pursuant to an agreement and plan of reorganization dated as of February 9, 2018 by and between the Corporation and Grandpoint. Prior to the acquisition, Grandpoint was headquartered in Los Angeles, California and operated 14 regional offices in Southern California. As a result of the acquisition, the Bank acquired approximately$3.05 billion in total assets, $2.40 billion in gross loans and $2.51 billion in total deposits as of the date of the acquisition.

In connection with the consummation of the acquisition, the Corporation issued approximately 15,758,089 shares of its common stock valued at $38.15 per share, which was the closing price for the Corporation’s common stock on June 29, 2018, which was the last trading day prior to the consummation of the merger. The value of the total transaction consideration was approximately $601.2 million after approximately $28.1 million in aggregate cash consideration payable to holders of Grandpoint share-based compensation awards by Grandpoint.

Goodwill in the amount of $313.0 million was recognized in the Grandpoint acquisition. Goodwill represents the future economic benefits rising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill recognized in this transaction is not deductible for income tax purposes.

Grandpoint acquisition was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date, in accordance with FASB ASC Topic 805, Business Combinations. The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB ASC Topic 820: Fair Value Measurements and Disclosures. Such fair values are preliminary estimates and subject to refinement for up to one year after the closing date of acquisition as additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. Fair value adjustments will be finalized no later than July 2019.

Summary

Our principal business is attracting deposits from small and middle market businesses and consumers and investing those deposits, together with funds generated from operations and borrowings, primarily in commercial business loans and various types of commercial real estate loans. The Company expects to fund substantially all of the loans that it originates or purchases through deposits, FHLB advances and other borrowings and internally generated funds. Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of savings in the Company’s market area. The Company generates the majority of its revenues from interest income on loans that it originates and purchases, income from investment in securities and service charges on customer accounts. The Company’s revenues are partially offset by interest expense paid on deposits and borrowings, the provision for loan losses and noninterest expenses, such as operating expenses. The Company’s operating expenses primarily consist of employee compensation and benefit expenses, premises and occupancy expenses, data processing and communication

INDEX

expenses and other general expenses. The Company’s results of operations are also affected by prevailing economic conditions, competition, government policies and other actions of regulatory agencies.

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

Allowance for Loan Losses

We consider the determination of ALLL to be among our critical accounting policies,requiring judicious estimates and assumptions in the preparation of the Company’s financial statements and being particularly susceptible to significant change. The Company maintains an ALLL at a level deemed appropriate by management to provide for known or probable incurred losses in the portfolio at the consolidated statements of financial condition date. The Company has implemented and adheres to an internal loan review system and loss allowance methodology designed to provide for the detection of problem loans and maintenance of an adequate allowance to cover loan losses. Management’s determination of the adequacy of ALLL is based on an evaluation of the composition of the portfolio, actual loss experience, industry charge-off experience on loans, current economic conditions, and other relevant factors in the areas in which the Company’s lending and real estate activities are based. These factors may affect the borrowers’ ability to pay and the value of the underlying collateral. The allowance is calculated by applying loss factors to loans held for investment according to loan type and loan credit classification. The loss factors are evaluated on a quarterly basis and established based primarily upon the Bank’s historical loss experience and, to a lesser extent, the industry charge-off experience. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. In the opinion of management, and in accordance with the credit loss allowance methodology, the present allowance is considered adequate to absorb estimable and probable credit losses. Additions and reductions to the allowance are reflected in current operations. Charge-offs to the allowance are made when specific loans (or portions thereof) are considered uncollectible or are transferred to OREO and the fair value of the property is less than the loan’s recorded investment. Recoveries are credited to the allowance.

Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company’s control. For further information on the ALLL, see Notes 1 and 5 to the Consolidated Financial Statements in Item 8 hereof.

 Business Combinations

We account for acquisitions under the acquisition method. All identifiable assets acquired and liabilities assumed are recorded at fair value. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. Identifiable intangible assets include core deposit intangibles, which have a definite life. Core deposit intangibles (“CDI”) are subsequently amortized over the estimated life up to 10 years and are tested for impairment annually. Goodwill generated from business combinations is deemed to have an indefinite life and is not subject to amortization, and instead is tested for impairment at least annually.

INDEX

As part of the estimation of fair value, we review each loan or loan pool acquired to determine whether there is evidence of deterioration in credit quality since inception and if it is probable that the Company will be unable to collect all amounts due under the contractual loan agreements. We consider expected prepayments and estimated cash flows including principal and interest payments at the date of acquisition. If a loan is determined to be a purchased credit impaired (“PCI”) loan, the amount in excess of the estimated future cash flows is not accreted into earnings (non-accretable difference). The amount in excess of the estimated future cash flows over the book value of the loan is accreted into interest income over the remaining life of the loan (accretable yield). The Company records these loans on the acquisition date at their net realizable value. Thus, an allowance for estimated future losses is not established on the acquisition date. Losses or a reduction in cash flow, which arise subsequent to the date of acquisition are reflected as a charge through the provision for loan losses. An increase in the expected cash flows adjusts the level of the accretable yield recognized on a prospective basis over the remaining life of the loan.

Income Taxes

Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the asset liability method. In estimating future tax consequences, all expected future events other than enactments of changes in the tax laws or rates are considered. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are to be recognized for temporary differences that will result in deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized. See also Note 14 of the Consolidated Financial Statements in Item 8 hereof.
 Fair Value of Financial Instruments

We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available-for-sale are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a non-recurring basis, such as impaired loans and OREO. These non-recurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. During the first quarter of 2018, the Company adopted ASU 2016-01 and measures the fair value of financial instruments reported at amortized cost on the consolidated statement of financial condition using the exit price notion. Further, we include in Note 18 to the Consolidated Financial Statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. Additionally, for financial instruments not recorded at fair value we disclose the estimate of their fair value.

Operating Results

Overview.  The comparability of financial information is affected by our acquisitions. On July 1, 2018, the Company completed the acquisition of Grandpoint.

Non-GAAP Measurements

The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures and may not be comparable to non-GAAP financial measures that may be presented by other companies. The non-GAAP measures used in this Form 10-K include the following:

•	Tangible common equity: Total stockholders’ equity is reduced by the amount of intangible assets, including goodwill.

INDEX

•
Tangible common equity amounts and ratios, tangible assets and tangible book value per share: Given that the use of these measures is prevalent among banking regulators, investors and analysts, we disclose them in addition to equity-to-assets ratio, total assets and book value per share, respectively.

The following tables provide reconciliations of the non-GAAP measures with financial measures defined by GAAP:

	For the Years ended December 31,
	2018	2017	2016
	(dollars in thousands)
Total stockholders’ equity	$1,969,697	$1,241,996	$459,740
Less: Intangible assets	909,282	536,343	111,941
Tangible common equity	$1,060,415	$705,653	$347,799

Total assets	$11,487,387	$8,024,501	$4,036,311
Less: Intangible assets	909,282	536,343	111,941
Tangible assets	$10,578,105	$7,488,158	$3,924,370

Common Equity ratio	17.15%	15.48%	11.39%
Less: Intangible equity ratio	7.13	6.06	2.53
Tangible common equity ratio	10.02%	9.42%	8.86%

Basic shares outstanding	62,480,755	46,245,050	27,798,283

Book value per share	$31.52	$26.86	$16.54
Less: Intangible book value per share	14.55	11.60	4.03
Tangible book value per share	$16.97	$15.26	$12.51

Net Interest Income.  Our primary source of revenue is net interest income, which is the difference between the interest earned on loans, investment securities, and interest earning balances with financial institutions (“interest-earning assets”) and the interest paid on deposits and borrowings (“interest-bearing liabilities”). Net interest margin is net interest income expressed as a percentage of average interest earning assets. Net interest income is affected by changes in both interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities.

For 2018, net interest income totaled $392.7 million, an increase of $145.2 million or 59% from 2017. The increase reflected an increase in average interest-earning assets of $3.25 billion, primarily due to the acquisition of Grandpoint on July 1, 2018 and PLZZ on November 1, 2017, which at acquisition added $2.40 billion and $1.06 billion of loans, respectively, and organic loan growth from new loan originations of $1.62 billion in 2018, partially offset by an increase in interest-bearing liabilities of $1.81 billion and loan paydowns of $1.28 billion. Net interest margin increased 1 basis point to 4.44% from 2017, primarily due to the yield on interest-earning assets’ increasing 23 basis points and a higher level of increases in the balances of interest-earning assets relative to interest-bearing liabilities, offset by a 41 basis point increase in the cost of interest-bearing liabilities.

For 2017, net interest income totaled $247.5 million, an increase of $94.4 million or 62% from 2016. The increase reflected an increase in average interest-earning assets of $2.17 billion, primarily due to the acquisitions of HEOP and PLZZ in the second and fourth quarter of 2017, respectively. Net interest margin decreased 5 basis points to 4.43% from 2016, primarily due to yield on interest-earning assets decreasing 4 basis points and a slight increase in cost of funds.

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

	For the Years Ended December 31,
	2018			2017			2016
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)
Assets
Interest-earning assets:
Cash and cash equivalents	$221,236	$2,123	0.96%	$140,402	$842	0.60%	$180,185	$762	0.42%
Investment securities	1,087,835	30,890	2.84	718,564	18,136	2.52	334,283	7,908	2.37
Loans receivable, net (1)	7,527,004	415,410	5.52	4,724,808	251,027	5.31	2,900,379	157,935	5.45
Total interest-earning assets	8,836,075	448,423	5.07%	5,583,774	270,005	4.84%	3,414,847	166,605	4.88%
Noninterest-earning assets	958,842			511,109			186,564
Total assets	$9,794,917			$6,094,883			$3,601,411
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$438,698	$1,167	0.27%	$293,450	$365	0.12%	$176,508	$203	0.11%
Money market	2,624,106	19,567	0.75	1,701,209	6,720	0.40	1,003,861	3,638	0.36
Savings	241,686	357	0.15	189,408	251	0.13	98,224	151	0.15
Retail certificates of deposit	897,033	10,937	1.22	556,121	3,390	0.61	416,232	3,084	0.74
Wholesale/brokered certificates of deposit	334,728	5,625	1.68	227,822	2,645	1.16	180,209	1,315	0.73
Total interest-bearing deposits	4,536,251	37,653	0.83%	2,968,010	13,371	0.45%	1,875,034	8,391	0.45%
FHLB advances and other borrowings	558,518	11,343	2.03	341,782	4,411	1.29	107,519	1,295	1.20
Subordinated debentures	107,732	6,716	6.23	81,466	4,721	5.80	69,346	3,844	5.54
Total borrowings	666,250	18,059	2.71%	423,248	9,132	2.16%	176,865	5,139	2.91%
Total interest-bearing liabilities	5,202,501	55,712	1.07%	3,391,258	22,503	0.66%	2,051,899	13,530	0.66%
Noninterest-bearing deposits	2,909,588			1,758,730			1,086,814
Other liabilities	82,942			54,039			31,682
Total liabilities	8,195,031			5,204,027			3,170,395
Stockholders’ equity	1,599,886			890,856			431,016
Total liabilities and equity	$9,794,917			$6,094,883			$3,601,411
Net interest income		$392,711			$247,502			$153,075
Net interest rate spread			4.00%			4.18%			4.22%
Net interest margin			4.44%			4.43%			4.48%
Ratio of interest-earning assets to interest-bearing liabilities			169.84%			164.65%			166.42%

(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums.

INDEX

Changes in our net interest income are a function of changes in both volumes and mix as well as rates of interest-earning assets and interest-bearing liabilities. The following table presents the impact the volume and rate changes have had on our net interest income for the years indicated. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•	Changes in volume (changes in volume multiplied by the prior period rate);

•	Changes in interest rates (changes in interest rates multiplied by the prior period volume); and

•	The change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

	Year Ended December 31, 2018 Compared to Year Ended December 31, 2017 Increase (Decrease) Due to			Year Ended December 31, 2017 Compared to Year Ended December 31, 2016 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Days	Rate	Net
	(dollars in thousands)
Interest-Earning Assets
Cash and cash equivalents	$628	$653	$1,281	$(193)	$(2)	$275	$80
Investment securities	10,225	2,529	12,754	9,696	—	532	10,228
Loans receivable, net	154,121	10,262	164,383	97,907	(688)	(4,127)	93,092
Total interest-earning assets	164,974	13,444	178,418	107,410	(690)	(3,320)	103,400
Interest-Bearing Liabilities
Transaction accounts	5,203	8,552	13,755	2,935	(20)	429	3,344
Time deposits	4,417	6,110	10,527	1,330	(17)	323	1,636
FHLB advances and other borrowings	3,648	3,284	6,932	3,020	(12)	108	3,116
Subordinated debentures	1,429	566	1,995	602	—	275	877
Total interest-bearing liabilities	14,697	18,512	33,209	7,887	(49)	1,135	8,973
Changes in net interest income	$150,277	$(5,068)	$145,209	$99,523	$(641)	$(4,455)	$94,427

Provision for Credit Losses.  For 2018, we recorded an $8.3 million provision for credit losses compared to $8.4 million recorded in 2017. The provision included a $96,000 provision primarily for unfunded commitments compared to a provision reversal of $207,000 in 2017. Net loan charge-offs for 2018 amounted to $1.0 million, virtually unchanged from $1.0 million in 2017.

For 2017, we recorded an $8.4 million provision for credit losses compared to $9.3 million recorded in 2016. The $864,000 decrease in the provision for loan losses was primarily attributable to a lower level of net charge-offs for the year, partially offset by the growth in our loan portfolio. Net loan charge-offs for 2017 amounted to $1.0 million, which decreased from $4.8 million in 2016.

Noninterest Income.  For 2018, noninterest income totaled $31.0 million, a decrease of $87,000 or 0.3% from 2017. The decrease was primarily due to a decrease in other income of $2.0 million, which is primarily attributable to lower recoveries of $3.1 million from pre-acquisition charge-offs, and a decrease in other service fee income of $945,000. Also, the Bank had a $1.7 million decrease on the gain on sale of loans, from $12.5 million in 2017 to $10.8 million in 2018. During 2018, we sold $307.5 million of loans with an average price of 103.5%, compared to 2017 in which we sold $223.6 million of loans with an average price of 105.6%. Lastly, gain on sale of investments decreased $1.3 million as the Bank sold $393.1 million of securities during 2018 compared to $260.8 million in 2017. These decreases were offset by an increases of $2.3 million, $1.9 million and $658,000 in debit card interchange fee income, service charges on deposit accounts and loan servicing fees income, respectively, reflecting growth in core transaction deposit and loan accounts from both organic growth and the Grandpoint acquisition. In addition, earnings on banked-owned-life-insurance (“BOLI”) increased $1.1 million, which was primarily the result of a death benefit of $471,000 in 2018 as compared to $63,000 in 2017 and, to a lesser extent, additional BOLI acquired with the Grandpoint and PLZZ acquisitions.

INDEX

For 2017, noninterest income totaled $31.1 million, an increase of $11.5 million or 58.7% from 2016. The increase was primarily due to an increase in other income of $3.0 million, which is primarily attributable to higher recoveries of $2.0 million from pre-acquisition charge-offs, higher service charges on deposit accounts of $1.8 million, growth in core transaction deposit and loan accounts from both organic growth and the acquisitions of HEOP and PLZZ , higher debit card interchange fee income of $1.8 million and higher BOLI income of $926,000. Also, the Bank had a $2.9 million increase on the gain on sale of loans, from $9.5 million in 2016 to $12.5 million in 2017. During 2017, we sold $223.6 million of loans, compared to 2016 in which we sold $112.5 million of loans. Lastly, gain on sale of investments increased $940,000 as the Bank sold $260.8 million of securities during 2017 compared to $221.6 million in 2016.

	For the Years ended December 31,
	2018	2017	2016
Noninterest Income	(dollars in thousands)
Loan servicing fees	$1,445	$787	$1,032
Service charges on deposit accounts	5,128	3,273	1,459
Other service fee income	902	1,847	1,516
Debit card interchange fee income	4,326	2,043	267
Earnings on BOLI	3,427	2,279	1,353
Net gain from sales of loans	10,759	12,468	9,539
Net gain from sales of investment securities	1,399	2,737	1,797
Other income	3,641	5,680	2,639
Total noninterest income	$31,027	$31,114	$19,602

Noninterest Expense.  For 2018, noninterest expense totaled $249.9 million, an increase of $81.9 million or 48.8% from 2017. The increase in noninterest expense was primarily due to higher compensation and benefits of $45.7 million, which was primarily related to an increase in staff from our acquisition of Grandpoint on July 1, 2018 and PlZZ on November 1, 2017, and internal growth in staff to support our overall growth. Occupancy expense grew by $9.8 million in 2018, mostly due to the HEOP and PLZZ acquisitions in 2017 and Grandpoint acquisition in2018, and the additional branches retained from those acquisitions. The remaining expense categories, excluding merger-related expense, grew by $28.9 million or 60.2% in 2018, due to both a combination of expense growth related to the acquisition of Grandpoint and PLZZ and increased expenses to support the Company’s organic growth in loans and deposits. The most significant increases in expense from these remaining categories were a $7.5 million increase in CDI expenses, $5.2 million increase in data processing costs, $3.9 million increase in legal, audit, and professional expenses, and a $3.7 million increase in deposit related expenses, which include expenses such as lock box services. Merger-related expense decreased $2.5 million as compared to 2017, reflecting the costs of the acquisitions of HEOP and PLZZ in 2017 as compared to the costs of the Grandpoint acquisition in 2018.

For 2017, noninterest expense totaled $168.0 million, an increase of $69.9 million or 71.3% from 2016. The increase in noninterest expense was primarily due to higher compensation and benefits of $31.3 million, primarily related to an increase in staff from our acquisitions of HEOP in April 2017, PLZZ in November 2017, and internal growth in staff to support our overall growth. Merger-related expense increased $16.6 million in 2017 as compared to 2016 reflecting costs from both the HEOP and PLZZ acquisitions in 2017 compared to the SCAF acquisition in 2016. Occupancy expense grew by $4.9 million in 2017, mostly due to the acquisitions and the additional branches retained following the HEOP and PLZZ acquisitions. The remaining expense categories grew by $17.1 million or 55.1% in 2017, due to both a combination of expense growth related to the acquisitions of HEOP and PLZZ and increased expenses to support the Company’s organic growth in loans and deposits. The most significant increases in expense from these remaining categories were a $4.1 million increase in CDI expenses, $3.9 million increase in data processing costs, $3.1 million increase in legal, audit, and professional expenses, and a $1.3 million increase in deposit related expenses, which include expenses such as lock box services.

INDEX

Our efficiency ratio was 51.6% for 2018, compared to 51.0% for 2017 and 53.3% for 2016.

	For the Years ended December 31,
	2018	2017	2016
Noninterest Expense	(dollars in thousands)
Compensation and benefits	$129,886	$84,138	$52,836
Premises and occupancy	24,544	14,742	9,838
Data processing	13,412	8,206	4,261
Other real estate owned operations, net	4	72	385
FDIC insurance premiums	3,002	2,151	1,545
Legal, audit and professional expense	10,040	6,101	3,041
Marketing expense	6,151	4,436	3,981
Office, telecommunications and postage expense	5,312	3,117	2,107
Loan expense	3,370	3,299	2,191
Deposit expense	9,916	6,240	4,904
Merger-related expense	18,454	21,002	4,388
CDI amortization	13,594	6,144	2,039
Other expense	12,220	8,310	6,547
Total noninterest expense	$249,905	$167,958	$98,063

Income Taxes. The Company recorded income taxes of $42.2 million in 2018, compared with $42.1 million in 2017, and $25.2 million in 2016. Our effective tax rate was 25.5% for 2018, 41.2% for 2017, and 38.6% for 2016. The effective tax rate in each year is affected by various items, including changes in tax law, tax exempt income from municipal securities, BOLI, tax credits from investments in low income housing tax credits (“LIHTC”) and merger-related expense.

The effective tax rate decreased from 41.2% in 2017 to 25.5% in 2018 primarily due to the reduction of the federal income tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act (“Tax Act”), as well as the re-measurement of deferred tax amounts that existed December 31, 2018 to reflect the initial estimated impact of the Tax Act on those deferred tax amounts in the year of enactment.

See Note 14 to the Consolidated Financial Statements included in Item 8 hereof for further discussion of income taxes and an explanation of the factors, which impact our effective tax rate.

Financial Condition

At December 31, 2018, total assets of the Company were $11.49 billion, up $3.46 billion or 43% from total assets of $8.02 billion at December 31, 2017. The increase in assets in 2018 was primarily related to the $2.64 billion increase in loans held for investment, which was mainly attributable to organic loan growth and the acquisition of Grandpoint on July 1, 2018. The acquisition of Grandpoint added $2.40 billion of loans in the third quarter of 2018 before fair value adjustments.

Investment Activities

Our investment policy, as established by our board of directors, attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and complement our lending activities. Specifically, our investment policy generally limits our investments to U.S. government securities, federal agency-backed securities, government-sponsored guaranteed mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”), municipal bonds, and corporate bonds,

INDEX

specifically bank debt notes. The Bank has designated all investment securities as available-for-sale outside of investments made for CRA purposes.

Below is a breakdown of the portfolio for the past three years by investment type and designation.

	At December 31,
	2018			2017			2016
	Amortized Cost	Fair Value	% Portfolio	Amortized Cost	Fair Value	% Portfolio	Amortized Cost	Fair Value	% Portfolio
	(dollars in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury	$59,688	$60,912	5.3%	$—	$—	—%	$—	$—	—%
Agency	128,958	130,070	11.3	47,051	47,209	5.9	—	—	—
Corporate debt	104,158	103,543	9.0	78,155	79,546	9.9	37,475	37,642	9.7
Municipal bonds	238,914	238,630	20.8	228,929	232,128	28.8	120,155	118,803	30.5
Collateralized mortgage obligation: residential	24,699	24,338	2.1	33,984	33,781	4.2	31,536	31,388	8.1
Mortgage-backed securities: residential	554,751	545,729	47.6	398,664	394,765	49.0	196,496	193,130	49.5
Total investment securities available-for-sale	1,111,168	1,103,222	96.1	786,783	787,429	97.8	385,662	380,963	97.8
Investment Securities Held-to-Maturity:
Mortgage-backed securities: residential	43,381	42,843	3.7	17,153	16,944	2.1	7,375	7,271	1.9
Other	1,829	1,829	0.2	1,138	1,138	0.1	1,190	1,190	0.3
Total investment securities held-to-maturity	45,210	44,672	3.9	18,291	18,082	2.2	8,565	8,461	2.2
Total investment securities	$1,156,378	$1,147,894	100%	$805,074	$805,511	100%	$394,227	$389,424	100%

Our investment securities portfolio amounted to $1.15 billion at December 31, 2018, as compared to $805.5 million at December 31, 2017, representing a 43% increase. The increase in securities in 2018 was primarily due to the acquisition of Grandpoint, which increased securities by $393.1 million as well as purchases of $491.3 million, partially offset by sales of $393.1 million and calls, principal pay downs and amortization/accretion of $140.0 million. In general, the purchase of investment securities primarily related to investing excess liquidity from our banking operations, while the sales were made to help fund loan production, which improved our interest-earning asset mix by deploying investment securities dollars into higher yielding loans.

INDEX

The following table sets forth the fair values and weighted average yields on our investment security portfolio by contractual maturity as of the date indicated:

	At December 31, 2018
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value
	(dollars in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury	$—	—%	$10,606	2.93%	$50,306	2.92%	$—	—%	$60,912
Agency	991	2.56	35,769	3.09	74,926	2.99	18,384	2.91	130,070
Corporate debt	—	—	—	—	103,543	4.58	—	—	103,543
Municipal bonds	5,264	1.98	29,704	2.03	69,581	2.06	134,081	2.71	238,630
Collateralized mortgage obligation: residential	—	—	—	—	814	2.81	23,524	2.55	24,338
Mortgage-backed securities: residential	—	—	1,527	1.06	161,964	2.68	382,238	2.52	545,729
Total investment securities available-for-sale	6,255	2.07	77,606	2.62	461,134	3.09	558,227	2.58	1,103,222
Investment Securities Held-to-Maturity:
Mortgage-backed securities: residential	—	—	942	3.08	—	—	41,901	3.25	42,843
Other	—	—	—	—	—	—	1,829	0.97	1,829
Total investment securities held-to-maturity	—	—	942	3.08	—	—	43,730	3.16	44,672
Total investment securities	$6,255	2.07%	$78,548	2.63%	$461,134	3.09%	$601,957	2.62%	$1,147,894

 As of December 31, 2018, our investment securities portfolio consisted of $589.1 million in government-sponsored enterprise (“GSE”) MBS, $238.6 million in municipal bonds, $130.1 million of agency bonds, $103.5 million in corporate bonds, $24.3 million in GSE collateralized mortgage obligations (“CMO”) and $1.8 million in other securities. The total end of period weighted average interest rate on investments at December 31, 2018 was 2.80%, compared to 2.69% at December 31, 2017, reflecting the increased investment in higher yielding corporate bonds. At December 31, 2018, we had an estimated par value of $20.3 million of the GSE securities that were pledged as collateral for the Company’s $75,000 HOA reverse repurchase agreements. The average balance of repurchase agreement facilities was $15.0 million during the year ended December 31, 2018.

The following table lists the percentage of our portfolio exposure to any one issuer as a percentage of capital. The only issuers with greater than 10% exposure are the FNMA and the FHLMC. At December 31, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

INDEX

	At December 31,
	2018			2017
	Amortized Cost	Fair Value	% Capital	Amortized Cost	Fair Value	% Capital
	(dollars in thousands)
Issuer
GNMA	$23,134	$22,488	1.1%	$30,497	$30,008	2.4%
FNMA	322,220	317,643	16.1	216,530	214,685	17.3
FHLMC	234,096	229,936	11.7	185,621	183,853	14.8

All of the municipal bond securities in our portfolio have an underlying rating of investment grade, with the majority insured by the largest bond insurance companies to bring each of these securities to a Moody’s A+ rating or better. The Company has predominantly purchased general obligation bonds that are risk-weighted at 20% for regulatory capital purposes. The Company reduces its exposure to any single adverse event by holding securities from geographically diversified municipalities. We are continually monitoring the quality of our municipal bond portfolio in accordance with current financial conditions. To our knowledge, none of the municipalities in which we hold bonds are exhibiting financial problems that would require us to record an OTTI charge.

The following is a listing of the breakdown by state for our municipal holdings, with all states with greater than 5% of the portfolio listed. 86.3% of the Texas issues are insured by The Texas Permanent School Fund.

	At December 31, 2018
	Amortized Cost	Fair Value	% Municipal
	(dollars in thousands)
Issuer
Texas	$110,746	$109,893	46.1%
California	40,600	41,170	17.3
Other	87,568	87,567	36.6
Total municipal securities	$238,914	$238,630	100.0%

Loans

Loans held for investment, net, totaled $8.80 billion at December 31, 2018, an increase of $2.63 billion or 43% from December 31, 2017. The increase in loans from December 31, 2017 includes loans acquired from Grandpoint, which added $2.4 billion of loans in the third quarter of 2018 before fair value adjustments, as well as our organic loan growth. The increase in loans included increases in commercial non-owner occupied of $760.1 million, multi-family of $740.9 million, commercial owner occupied of $389.9 million, C&I loans of $277.8 million, construction loans of $240.8 million, franchise loans of $105.0 million, one-to-four family loans of $85.4 million, agribusiness loans of $22.5 million, land loans of $15.4 million, SBA loans of $8.4 million and farmland loans of $5.1 million, partially offset by the decrease in consumer loans of $3.5 million. The total end of period weighted average interest rate on loans as of December 31, 2018 was 5.13% and, as of December 31, 2017, was 4.95%.

Loans held for sale totaled $5.7 million at December 31, 2018. Loans held for sale primarily represent the guaranteed portion of SBA loans, which the Bank originates for sale. As of December 31, 2017, loans held for sale totaled $23.4 million.

INDEX

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	At December 31,
	2018			2017			2016
	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate
	(dollars in thousands)
Business Loans
Commercial and industrial	$1,364,423	15.4%	5.83%	$1,086,659	17.5%	5.18%	$563,169	17.4%	4.82%
Franchise	765,416	8.7	5.40	660,414	10.7	5.23	459,421	14.2	5.24
Commercial owner occupied (1)	1,679,122	19.0	4.94	1,289,213	20.8	5.01	454,918	14.1	4.76
SBA	193,882	2.2	7.17	185,514	3.0	6.30	88,994	2.8	5.63
Agribusiness	138,519	1.6	5.46	116,066	1.9	4.62	—	—	—
Total business loans	4,141,362	46.9	5.44	3,337,866	53.9	5.16	1,566,502	48.5	4.97
Real Estate Loans
Commercial non-owner occupied	2,003,174	22.6	4.67	1,243,115	20.0	4.60	586,975	18.1	4.63
Multi-family	1,535,289	17.4	4.33	794,384	12.8	4.29	690,955	21.3	4.28
One-to-four family (2)	356,264	4.0	5.01	270,894	4.4	4.63	100,451	3.1	4.62
Construction	523,643	5.9	6.74	282,811	4.6	6.13	269,159	8.3	5.57
Farmland	150,502	1.7	4.80	145,393	2.3	4.52	—	—	—
Land	46,628	0.5	5.61	31,233	0.5	5.72	19,829	0.6	5.36
Total real estate loans	4,615,500	52.1	4.83	2,767,830	44.6	4.68	1,667,369	51.4	4.65
Consumer Loans
Consumer loans	89,424	1.0	5.60	92,931	1.5	5.63	4,112	0.1	5.60
Gross loans held for investment	8,846,286	100%	5.13%	6,198,627	100%	4.95%	3,237,983	100%	4.81%
Plus: Deferred loan origination costs/(fees) and premiums/(discounts), net	(9,468)			(2,403)			3,630
Loans held for investment	8,836,818			6,196,224			3,241,613
Allowance for loan losses	(36,072)			(28,936)			(21,296)
Loans held for investment, net	$8,800,746			$6,167,288			$3,220,317

Loans held for sale, at lower of cost or fair value	$5,719			$23,426			$7,711

INDEX

	2015			2014
	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate
	(dollars in thousands)
Business Loans
Commercial and industrial	$309,741	13.7%	4.95%	$228,979	14.1%	4.80%
Franchise	328,925	14.6	5.45	199,228	12.2	5.7
Commercial owner occupied (1)	294,726	13.1	4.98	210,995	13.0	5.10
SBA	53,691	2.4	5.49	28,404	1.7	5.60
Warehouse facilities	143,200	6.4	3.88	113,798	7.0	4.20
Total business loans	1,130,283	50.2	4.99	781,404	48.0	5.05
Real Estate Loans
Commercial non-owner occupied	421,583	18.7	4.91	359,213	22.1	5.00
Multi-family	429,003	19.0	4.56	262,965	16.1	4.60
One-to-four family (2)	80,050	3.6	4.51	122,795	7.5	4.40
Construction	169,748	7.5	5.42	89,682	5.5	5.20
Land	18,340	0.8	5.16	9,088	0.6	4.80
Total real estate loans	1,118,724	49.6	4.83	843,743	51.8	4.81
Consumer Loans
Consumer loans	5,111	0.2	5.21	3,298	0.2	6.10
Gross loans held for investment	2,254,118	100%	4.91%	1,628,445	100%	4.90%
Plus: Deferred loan origination costs/(fees) and premiums/(discounts), net	197			177
Loans held for investment	2,254,315			1,628,622
Allowance for loan losses	(17,317)			(12,200)
Loans held for investment, net	$2,236,998			$1,616,422

Loans held for sale, at lower of cost or fair value	$8,565			$—

(1) Secured by real estate.
(2) Includes second trust deeds.

INDEX

The following table shows the contractual maturity of the Company’s loans, including loans held for sale, without consideration of prepayment assumptions at the date indicated:

	At December 31, 2018
	Commercial and Industrial	Franchise	Commercial Owner Occupied	SBA	Agribusiness	Commercial Non-owner Occupied	Multi- family	One-to-four Family	Construction	Farmland	Land	Consumer Loans	Total
	(dollars in thousands)
Amounts Due
One year or less	$578,748	$18,464	$39,534	$1,100	$78,496	$80,074	$19,727	$46,825	$336,375	$6,784	$19,459	$30,989	$1,256,575
More than one year to three years	380,869	22,458	91,024	1,320	10,821	129,853	37,913	14,741	100,628	6,780	2,588	5,452	804,447
More than three years to five years	185,545	43,410	134,364	5,092	46,342	255,305	31,995	12,994	8,980	22,209	5,712	6,066	758,014
More than five years to 10 years	154,056	554,925	735,093	17,388	2,860	1,292,751	303,448	83,915	45,912	104,313	16,785	33,080	3,344,526
More than 10 years to 20 years	57,542	101,818	236,456	34,736	—	172,553	89,931	25,115	26,437	10,325	2,084	12,394	769,391
More than 20 years	7,701	24,341	442,651	138,565	—	74,000	1,052,275	172,674	5,311	91	—	1,443	1,919,052
Total gross loans	$1,364,461	$765,416	$1,679,122	$198,201	$138,519	$2,004,536	$1,535,289	$356,264	$523,643	$150,502	$46,628	$89,424	$8,852,005

INDEX

The following table sets forth at December 31, 2018 the dollar amount of gross loans receivable that are contractually due after December 31, 2019 and whether such loans have fixed interest rates or adjustable interest rates.

	At December 31, 2018 Loans Due After December 31, 2019
	Fixed	Adjustable	Total
	(dollars in thousands)
Business loans
Commercial and industrial	$287,791	$497,923	$785,714
Franchise	83,242	663,710	746,952
Commercial owner occupied	380,423	1,259,164	1,639,587
SBA	2,895	194,205	197,100
Agribusiness	49,712	10,311	60,023
Total business loans	804,063	2,625,313	3,429,376
Real estate loans
Commercial non-owner occupied	499,067	1,425,394	1,924,461
Multi-family	76,511	1,439,054	1,515,565
One-to-four family	52,700	256,739	309,439
Construction	3,383	183,884	187,267
Farmland	93,843	49,875	143,718
Land	10,398	16,771	27,169
Total real estate loans	735,902	3,371,717	4,107,619
Consumer loans
Consumer loans	54,656	3,779	58,435
Total gross loans	$1,594,621	$6,000,809	$7,595,430

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally initiate formal collection activities including, for loans secured by real estate, recording a notice of default and, after providing the required notices to the borrower, commencing foreclosure proceedings. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. At December 31, 2018, loans delinquent 60 or more days as a percentage of total loans held for investment was 7 basis points, unchanged from 7 basis points at year-end 2017.

INDEX

The following table sets forth delinquencies in the Company’s loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At December 31, 2018
Business loans
Commercial and industrial	6	$309	4	$1,204	5	$931	15	$2,444
Franchise	1	5,680	—	—	1	190	2	5,870
Commercial owner occupied	1	343	—	—	5	812	6	1,155
SBA	3	524	—	—	3	2,626	6	3,150
Real estate loans
Multi-family	1	14	—	—	—	—	1	14
One-to-four family	1	30	1	9	1	6	3	45
Consumer loans
Consumer loans	3	146	1	29	—	—	4	175
Total	16	$7,046	6	$1,242	15	$4,565	37	$12,853
Delinquent loans to total loans held for investment		0.08%		0.02%		0.05%		0.15%

At December 31, 2017
Business loans
Commercial and industrial	3	$84	4	$570	4	$235	11	$889
Commercial owner occupied	1	3,474	1	486	—	—	2	3,960
SBA	2	177	—	—	5	1,940	7	2,117
Real estate loans
Multi-family	3	1,781	—	—	—	—	3	1,781
One-to-four family	1	354	—	—	4	815	5	1,169
Land	1	83	—	—	1	9	2	92
Other loans	2	11	—	—	2	40	4	51
Total	13	$5,964	5	$1,056	16	$3,039	34	$10,059
Delinquent loans to total loans held for investment		0.10%		0.02%		0.05%		0.16%

At December 31, 2016
Business loans
Commercial and industrial	2	$104	—	$—	2	$260	4	$364
SBA	—	—	—	—	3	316	3	316
Real estate loans
One-to-four family	1	18	1	71	3	48	5	137
Land	—	—	—	—	1	15	1	15
Total	3	$122	1	$71	9	$639	13	$832
Delinquent loans to total loans held for investment		—%		—%		0.02%		0.03%

INDEX

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans

At December 31, 2015
Business loans
Commercial and industrial	2	$20	—	$—	1	$257	3	$277
Franchise	—	—	—	—	3	1,630	3	1,630
Commercial owner occupied	—	$—	1	$355	—	$—	1	355
Real estate loans
Commercial non-owner occupied	1	214	—	—	—	—	1	214
One-to-four family	1	89	—	—	2	46	3	135
Land	—	—	—	—	1	21	1	21
Total	4	$323	1	$355	7	$1,954	12	$2,632
Delinquent loans to total loans held for investment		0.01%		0.02%		0.09%		0.12%

At December 31, 2014
Business loans
Commercial and industrial	—	$—	1	$24	—	$—	1	$24
Real estate loans
One-to-four family	1	19	—	—	3	54	4	73
Consumer loans
Consumer loans	1	1	—	—	—	—	1	1
Total	2	$20	1	$24	3	$54	6	$98
Delinquent loans to total loans held for investment		—%		—%		—%		0.01%

(1) All 90 day or greater delinquencies are on nonaccrual status and are reported as part of nonperforming loans.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), troubled debt restructured loans, OREO and other repossessed assets owned. Nonaccrual loans consisted of all loans 90 days or more past due and on loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest. A “restructured loan” is one where the terms of the loan were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. We had no troubled debt restructured loans at December 31, 2018 and one troubled debt restructured loan with a recorded balance of $97,000 at December 31, 2017. At December 31, 2018, we had $5.0 million of nonperforming assets, which consisted of $4.9 million of nonperforming loans, $147,000 of OREO, and $13,000 of other repossessed assets owned. At December 31, 2017, we had $3.6 million of nonperforming assets, which consisted of $3.3 million of nonperforming loans and $326,000 of OREO. The increase in nonperforming loans in 2018 as compared to 2017 was primarily due to an SBA loan of $997,000 from PLZZ acquisition in 2017 that became nonaccrual in 2018. It is our policy to take appropriate, timely and aggressive action when necessary to resolve nonperforming assets. When resolving problem loans, it is our policy to determine collectability under various circumstances, which are intended to result in our maximum financial benefit. We accomplish this by

INDEX

working with the borrower to bring the loan current, selling the loan to a third party, or by foreclosing and selling the asset.

At December 31, 2018, OREO consisted of one land property, compared to one commercial owner occupied property and one land property at December 31, 2017. Properties acquired through or in lieu of foreclosure are recorded at fair value less cost to sell. The Company generally obtains an appraisal and/or a market evaluation on all OREO prior to obtaining possession. After foreclosure, valuations are periodically performed by management as needed due to changing market conditions or factors specifically attributable to the property’s condition. If the carrying value of the property exceeds its fair value, less estimated cost to sell, the asset is written down and a charge to operations is recorded.

The following table sets forth composition of nonperforming assets at the date indicated:

	At December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Nonperforming Assets
Business loans
Commercial and industrial	$931	$1,160	$250	$463	$—
Franchise	190	—	—	1,630	—
Commercial owner occupied	599	97	436	536	514
SBA	2,739	1,201	316	—	—
Total business loans	4,459	2,458	1,002	2,629	514
Real estate loans
Commercial non-owner occupied	—	—	—	1,164	848
One-to-four family	398	817	124	155	82
Land	—	9	15	21	—
Total real estate loans	398	826	139	1,340	930
Consumer loans
Consumer loans	—	—	—	1	—
Total nonperforming loans	4,857	3,284	1,141	3,970	1,444
Other real estate owned	147	326	460	1,161	1,037
Other assets owned	13	—	—	—	—
Total nonperforming assets	$5,017	$3,610	$1,601	$5,131	$2,481
Allowance for loan losses	$36,072	$28,936	$21,296	$17,317	$12,200
Allowance for loan losses as a percent of total nonperforming loans, gross	743%	881%	1,866%	436%	845%
Nonperforming loans as a percent of loans held for investment	0.05	0.05	0.04	0.18	0.09
Nonperforming assets as a percent of total assets	0.04	0.04	0.04	0.18	0.12

Allowance for Loan Losses.  The ALLL is established as management’s estimate of probable incurred losses inherent in the loan receivable portfolio. Management evaluates the adequacy of the allowance quarterly to maintain the allowance at levels sufficient to provide for these inherent losses. The ALLL is based upon the total loans evaluated individually and collectively, and is reported as a reduction of loans held for investment. The allowance is increased by a provision for credit losses, which is charged to expense and reduced by charge-offs, net of recoveries.

We separate our assets, largely loans, by type, and we use various loan classifications to segregate the loans into various risk grade categories. We use the various loan classifications as a means of measuring risk for determining the valuation allowance for groups and individual assets at a point in time. Currently, we designate our

INDEX

assets into a category of “Pass,” “Special Mention,” “Substandard,” “Doubtful” or “Loss.” A brief description of these classifications follows:

•	Pass classifications represent loans with a level of credit quality, which contain no well-defined deficiency or weakness.

•
Special Mention loans do not currently expose the Bank to a sufficient risk to warrant classification in one of the adverse categories, but possess correctable deficiency or potential weaknesses deserving management’s close attention.

•
Substandard loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•
Doubtful loans have all the weaknesses inherent in substandard loans, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

•	Loss assets are those that are considered uncollectible and of such little value that their continuance as assets is not warranted. Amounts classified as loss are promptly charged off.

Our determination as to the classification of loans and the amount of valuation allowances necessary are subject to review by bank regulatory agencies, which can order a change in a classification or an increase to the allowance. While we believe that an adequate allowance for estimated loan losses has been established, there can be no assurance that our regulators, in reviewing assets including the loan portfolio, will not request us to materially increase our allowance for estimated loan losses, thereby negatively affecting our financial condition and earnings at that time. In addition, actual losses are dependent upon future events and, as such, further increases to the level of allowances for estimated loan losses may become necessary.

At December 31, 2018, we had $61.5 million of loans classified as substandard, compared to $48.3 million at December 31, 2017, with the increase primarily attributable to acquired classified loans of $26.7 million. There were no loans classified as doubtful as of year-end 2018 or 2017.

INDEX

The following tables set forth information concerning substandard and doubtful loans at the dates indicated:

	At December 31, 2018
	Substandard		Doubtful
	Gross Balance	# of Loans	Balance	# of Loans
	(dollars in thousands)
Business loans
Commercial and industrial	$12,134	63	$—	—
Franchise	190	1	—	—
Commercial owner occupied	16,548	25	—	—
SBA	6,906	34	—	—
Agribusiness	13,164	18	—	—
Total business loans	48,942	141	—	—
Real estate loans
Commercial non-owner occupied	5,687	4	—	—
Multi-family	662	2	—	—
One-to-four family	5,453	25	—	—
Farmland	121	2	—	—
Land	488	4	—	—
Total real estate loans	12,411	37	—	—
Consumer loans
Consumer loans	103	19	—	—
Total substandard loans	$61,456	197	$—	—

	At December 31, 2017
	Loans		Doubtful
	Gross Balance	# of Loans	Balance	# of Loans
	(dollars in thousands)
Business loans
Commercial and industrial	$15,044	91	$—	—
Commercial owner occupied	21,180	32	—	—
SBA	3,469	34	—	—
Agribusiness	3,844	6	—	—
Total business loans	43,537	163	—	—
Real estate loans
Commercial non-owner occupied	1,070	7	—	—
Multi-family	228	1	—	—
One-to-four family	1,964	16	—	—
Farmland	1,115	3	—	—
Land	254	4	—	—
Total real estate loans	4,631	31	—	—
Consumer loans
Consumer loans	137	14	—	—
Total substandard loans	$48,305	208	$—	—

INDEX

In determining the ALLL, we evaluate loan credit losses on an individual basis in accordance with the FASB Accounting Standards Codification (“ASC”) 310, Accounting by Creditors for Impairment of a Loan, and on a collective basis based on FASB ASC 450, Accounting for Contingencies. For loans evaluated on an individual basis, we analyze the borrower’s creditworthiness, cash flows and financial status, and the condition and estimated value of the collateral. Loans evaluated individually that are deemed to be impaired are separated from our collective credit loss analysis.

Unless an individual borrower relationship warrants a separate analysis, the majority of our loans are evaluated for credit losses on a collective basis through a quantitative analysis to arrive at base loss factors that may be adjusted through a qualitative analysis for internally- and externally-identified risks. The adjusted factor is applied against the loan risk category outstanding to determine the appropriate allowance. Potential qualitative adjustments for the following internal and external risk factors include:

Internal Factors

•	Changes in lending policies and procedures, including underwriting standards and collection, charge-offs, and recovery practices;

•	Changes in the nature and volume of the loan portfolio , as well as new types of lending;

•	Changes in the experience, ability, and depth of lending management and other relevant staff that may have an impact on our loan portfolio;

•	Changes in the volume and severity of adversely classified or graded loans;

•	Changes in the quality of our loan review system and the management oversight; and

•	The existence and effect of any concentrations of credit and changes in the level of such concentrations.

External Factors

•
Changes in national, state or local economic business conditions and developments affecting the collectability of the portfolio, including the condition of various market segments (includes trends in real estate values, economic activity and the interest rate environment);

•	Changes in the value of the underlying collateral for collateral-dependent loans; and

•	The effect of external factors, such as competition, legal developments and regulatory requirements on the level of estimated credit losses in our current loan portfolio.

Loans acquired through bank acquisition are recorded at fair value at acquisition date without a carryover of the related ALLL. Purchased credit impaired loans acquired are loans that have evidence of credit deterioration since origination and as to which it is probable at the date of acquisition that the Company will not collect all of principal and interest payments according to the contractual terms. These loans are accounted for under ASC Subtopic 310-30 Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.

As of December 31, 2018, the ALLL totaled $36.1 million, an increase of $7.1 million from December 31, 2017. At December 31, 2018, the ALLL as a percent of nonperforming loans was 743%, compared with 881% at December 31, 2017.

At December 31, 2018, the ALLL as a percent of loans held for investment was 0.41%, a decrease from 0.47% at December 31, 2017. The decrease in the 2018 ratio was primarily attributable to the loans acquired from Grandpoint, recorded at fair value with no ALLL carried over. Loans acquired from acquisitions were recorded with an average fair value discount of 0.69% and 0.47% at December 31, 2018 and 2017, respectively. At December 31, 2018, management deems the ALLL to be sufficient to provide for probable incurred losses within the loan portfolio.

INDEX

The following table sets forth the activity in the Company’s ALLL for the periods indicated:

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$28,936	$21,296	$17,317	$12,200	$8,200
Provision for loan losses	8,156	8,640	8,776	6,425	4,684
Charge-offs:
Business loans
Commercial and industrial	1,411	1,344	2,802	484	223
Franchise	—	—	980	764	—
Commercial owner occupied	33	—	329	—	—
SBA	102	8	980	—	—
Real Estate loans
Commercial non-owner occupied	—	—	—	116	365
Multi-family	—	—	—	—	—
One-to-four family	—	10	151	16	195
Consumer loans
Consumer loans	409	—	—	—	—
Total charge-offs	$1,955	$1,362	$5,242	$1,380	$783
Recoveries:
Business loans
Commercial and industrial	$698	$94	$177	$47	$42
Commercial owner occupied	47	105	25	—	—
SBA	169	127	193	8	4
Real Estate loans
Commercial non-owner occupied	—	—	21	3	—
One-to-four family	13	35	25	13	34
Consumer loans
Consumer loans	8	1	4	1	19
Total recoveries	935	362	445	72	99
Net loan charge-offs	1,020	1,000	4,797	1,308	684
Balance at end of period	$36,072	$28,936	$21,296	$17,317	$12,200
Ratios
Net charge-offs to average total loans, net	0.01%	0.02%	0.17%	0.06%	0.05%
Allowance for loan losses to loans held for investment	0.41%	0.47%	0.66%	0.74%	0.75%

INDEX

The following table sets forth the Company’s ALLL and the percent of gross loans to total gross loans in each of the categories listed and the allowance as a percentage of the loan category balance at the dates indicated:

	At December 31,
	2018			2017			2016
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance
	(dollars in thousands)
Business loans
Commercial and industrial	$10,821	15.4%	0.79%	$9,721	17.5%	0.89%	$6,362	17.4%	1.13%
Franchise	6,500	8.7	0.85	5,797	10.7	0.88	3,845	14.1	0.84
Commercial owner occupied	1,386	19.0	0.08	767	20.8	0.06	1,193	14.0	0.26
SBA	4,288	2.2	2.21	2,890	3.0	1.56	1,039	3.0	1.17
Agribusiness	3,283	1.6	2.37	1,291	1.9	1.11	—	—	—
Real estate loans
Commercial non-owner occupied	1,604	22.6	0.08	1,266	20.0	0.10	1,715	18.1	0.29
Multi-family	725	17.4	0.05	607	12.8	0.08	2,927	21.3	0.42
One-to-four family	805	4.0	0.23	803	4.4	0.30	365	3.1	0.36
Construction	5,166	5.9	0.99	4,569	4.6	1.62	3,632	8.3	1.35
Farmland	503	1.7	0.33	137	2.3	0.09	—	—	—
Land	772	0.5	1.66	993	0.5	3.18	198	0.6	1.00
Consumer loans
Consumer loans	219	1.0	0.24	95	1.5	0.10	20	0.1	0.49
Total	$36,072	100.0%	0.41%	$28,936	100.0%	0.47%	$21,296	100.0%	0.66%

INDEX

	2015			2014
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance
	(dollars in thousands)
Business Loans
Commercial and industrial	$3,449	13.7%	1.11%	$2,646	14.1%	1.16%
Franchise	3,124	14.5	0.95	1,554	12.2	0.78
Commercial owner occupied	1,870	13.0	0.63	1,757	13.0	0.83
SBA	1,500	2.8	2.79	568	1.7	2.00
Warehouse facilities	759	6.3	0.53	546	7.0	0.48
Real estate Loans
Commercial non-owner occupied	2,048	18.7	0.49	2,007	22.1	0.56
Multi-family	1,583	19.0	0.37	1,060	16.1	0.40
One-to-four family	698	3.5	0.87	842	7.5	0.69
Construction	2,030	7.5	1.20	1,088	5.5	1.21
Land	233	0.8	1.27	108	0.6	1.19
Consumer Loans
Consumer loans	23	0.2	0.45	24	0.2	0.73
Total	$17,317	100.0%	0.77%	$12,200	100.0%	0.75%

The following table sets forth the ALLL amounts calculated by the categories listed at the dates indicated:

	At December 31,
	2018		2017		2016		2015		2014
Balance at End of Period Applicable to	Amount	% of Allowance to Total	Amount	% of Allowance to Total	Amount	% of Allowance to Total	Amount	% of Allowance to Total	Amount	% of Allowance to Total
	(dollars in thousands)
Allocated allowance	$35,488	98.4%	$28,881	99.8%	$21,046	98.8%	$16,586	95.9%	$12,200	100.0%
Specific allowance	584	1.6	55	0.2	250	1.2	731	4.1	—	—
Total	$36,072	100.0%	$28,936	100.0%	$21,296	100.0%	$17,317	100.0%	$12,200	100.0%

Deposits

At December 31, 2018, total deposits were $8.66 billion, an increase of $2.57 billion or 42% from December 31, 2017. The increase in deposits since year-end 2017 included increases in noninterest bearing checking of $1.27 billion, money market and savings of $816.8 million, time deposits of $325.9 million and interest-bearing checking of $160.9 million. The increase in deposits during 2018 was primarily due to the acquisition of Grandpoint on July 1, 2018, which contributed $2.5 billion of deposits at the time of acquisition, before purchasing accounting adjustments, as well as organic deposit growth. The total end of period weighted average interest rate on deposits was 0.63% at December 31, 2018 and 0.33% at December 31, 2017.

INDEX

The following table sets forth the distribution of the Company’s deposit accounts on average for the periods indicated and the weighted average interest rates on each category of deposits presented:

	For the years ended December 31,
	2018		2017		2016
	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost
	(dollars in thousands)
Deposits
Noninterest bearing checking	$2,909,588	—%	$1,758,730	—%	$1,086,814	—%
Interest bearing checking	438,698	0.27	293,450	0.12	176,508	0.11
Money market	2,624,106	0.75	1,701,209	0.40	1,003,861	0.36
Savings	241,686	0.15	189,408	0.13	98,224	0.15
Retail certificates of deposit	897,033	1.22	556,121	0.61	416,232	0.74
Wholesale/brokered certificates of deposit	334,728	1.68	227,822	1.16	180,209	0.73
Total deposits	$7,445,839	0.51%	$4,726,740	0.28%	$2,961,848	0.28%

At December 31, 2018, we had $1.21 billion in certificate accounts with balances of greater than $100,000, and of that amount, we had $840.1 million in certificate of deposit accounts with balances of greater than $250,000 maturing as follows:

	December 31, 2018
	$100,000 through $250,000			Greater than $250,000			Total
Maturity Period	Amount	Weighted Average Rate	% of Total Deposits	Amount	Weighted Average Rate	% of Total Deposits	Amount	Weighted Average Rate	% of Total Deposits
	(dollars in thousands)
Three months or less	$59,741	1.17%	0.69%	$382,552	2.08%	4.42%	$442,293	1.95%	5.11%
Over three months through 6 months	58,767	1.40	0.68	269,305	2.28	3.11	328,072	2.12	3.79
Over 6 months through 12 months	99,037	1.66	1.14	99,804	1.83	1.15	198,841	1.75	2.30
Over 12 months	150,510	1.51	1.74	88,400	2.12	1.02	238,910	1.73	2.76
Total	$368,055	1.47%	4.25%	$840,061	2.12%	9.70%	$1,208,116	1.92%	13.95%

Borrowings.  Borrowings represent a secondary source of funds for our lending and investing activities. The Company has a variety of borrowing relationships that it can draw upon to fund its activities. At December 31, 2018, total borrowings amounted to $778.0 million, an increase of $136.6 million or 21% from December 31, 2017. The increase in borrowings at December 31, 2018 from December 31, 2017 was primarily related to increases of $177.5 million in FHLB advances and $4.9 million in trust preferred securities, partially offset by a decrease of $46.1 million in repurchase agreements. At December 31, 2018, total borrowings represented 6.8% of total assets and had an end of period weighted average rate of 2.71%, compared with 8.0% of total assets at a weighted average rate of 2.21% at December 31, 2017.

FHLB Advances.  The FHLB system functions as a source of credit to financial institutions that are members. Advances are secured by certain real estate loans, investment securities, and the capital stock of the FHLB owned by the Company. Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors. The Company has a line of credit with the FHLB, which provides for advances totaling up to 45% of its assets, equating to a credit line of $5.18 billion as of December 31, 2018. At December 31, 2018, we had borrowing capacity of $2.84 billion with the FHLB. At December 31, 2018, the Company had $161.5 million in term FHLB advances and $506.0 million in overnight

INDEX

FHLB advances, compared to $180.0 million in term FHLB advances, which matured within one year, and $310.0 million in overnight FHLB advances at December 31, 2017. The FHLB advances at December 31, 2018 were collateralized by real estate loans with an aggregate balance of $3.30 billion. With this pledged collateral, the Company has additional available advances of $1.78 billion as of December 31, 2018.

Other Borrowings.  The Company maintains lines of credit to purchase federal funds and a reverse repurchase facility together totaling $218.0 million with eight correspondent banks and has access through the Federal Reserve Bank discount window to borrow $3.3 million to be utilized as business needs dictate. Federal funds purchased and reverse repurchase facilities are short-term in nature and utilized to meet short-term funding needs.

The Company sells certain securities under agreements to repurchase. The agreements are treated as overnight borrowings with the obligations to repurchase securities sold reflected as a liability. The dollar amount of investment securities underlying the agreements remain in the asset accounts. The Company enters into these debt agreements as a service to certain HOA depositors to add protection for deposit amounts above FDIC insurance levels. At December 31, 2018, the Company sold securities under agreement to repurchase in the amount of $75,000 with a weighted average rate of 0.01% and collateralized by investment securities with fair value of approximately $20.9 million. The average balance of repurchase agreement facilities was $15.0 million during the year ended December 31, 2018.

Debentures.  On March 2004, the Corporation issued $10.3 million in Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware. The Debt Securities are subordinated to effectively all borrowings of the Corporation and are due and payable on April 7, 2034. Interest is payable quarterly on the Debt Securities at three-month London Interbank Offered Rate (“LIBOR”) plus 2.75% for an effective rate of 5.19% as of December 31, 2018.

In the third quarter of 2014, the Company completed a private placement of $60.0 million in aggregate principal amount of subordinated notes to certain accredited investors. The subordinated notes bear a fixed interest rate of 5.75% per annum, payable semi-annually, and mature on September 3, 2024. The net proceeds from the sale of the notes were $59.0 million, and the notes qualify as Tier 2 capital for regulatory purposes. The Bank received $50.0 million of contributed capital in 2014. At December 31, 2018, the carrying value of the notes was $59.3 million, net of unamortized debt issuance costs of $688,000.

On April 1, 2017, as part of the HEOP acquisition, the Corporation assumed $5.2 million of floating rate junior subordinated debt securities associated with Heritage Oaks Capital Trust II. Interest is payable quarterly at three-month LIBOR plus 1.72% per annum, for an effective rate of 4.12% per annum as of December 31, 2018. At December 31, 2018, the carrying value of these debentures was $4.0 million, which reflects purchase accounting fair value adjustments of $1.3 million. The Corporation also assumed $3.1 million and $5.2 million of floating rate junior subordinated debt associated with Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust, respectively. At December 31, 2018, the carrying value of Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust were $2.8 million and $3.8 million, respectively, which reflects purchase accounting fair value adjustments of $306,000 and $1.4 million, respectively. Interest is payable quarterly at three-month LIBOR plus 2.95% per annum, for an effective rate of 5.39% per annum as of December 31, 2018 for Mission Community Capital Trust I. Interest is payable quarterly at three-month LIBOR plus 1.48% per annum, for an effective rate of 3.92% per annum as of December 31, 2018 for Santa Lucia Bancorp (CA) Capital Trust. These three debentures are callable by the Corporation at par.

On November 1, 2017, as part of the PLZZ acquisition, the Company assumed three subordinated notes totaling $25 million at a fixed interest rate of 7.125% payable in arrears on a quarterly basis. The notes have a maturity date of June 26, 2025 and are also redeemable in whole or in part from time to time beginning on June 26, 2020 at an amount equal to 103.0% of principal plus accrued unpaid interest. The redemption price decreases 50 basis points each subsequent year. At December 31, 2018, the carrying value of these subordinated notes was $25.2 million, which reflects purchase accounting fair value adjustments of $157,000.

INDEX

On July 1, 2018, as part of the Grandpoint acquisition, the Corporation assumed $5.2 million in floating rate junior subordinated debt securities associated with First Commerce Bancorp Statutory Trust I. Interest is payable quarterly at three-month LIBOR plus 2.95% per annum, for an effective rate of 5.74% per annum as of December 31, 2018. At December 31, 2018, the carrying value of these debentures was $4.9 million, which reflects purchase accounting fair value adjustments of $224,000.

The following table sets forth certain information regarding the Company’s borrowed funds at or for the years ended on the dates indicated:

	At or For Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
FHLB Advances
Balance outstanding at end of year	$667,606	$490,148	$278,000
Weighted average interest rate at end of year	2.51%	1.49%	0.55%
Average balance outstanding	$529,278	$290,839	$58,814
Weighted average interest rate during the year	2.06%	1.19%	0.59%
Maximum amount outstanding at any month-end during the year	$883,612	$490,148	$278,000
Other Borrowings
Balance outstanding at end of year	$75	$46,139	$49,971
Weighted average interest rate at end of year	0.01%	2.02%	1.94%
Average balance outstanding	$29,193	$50,866	$48,732
Weighted average interest rate during the year	1.69%	1.86%	1.95%
Maximum amount outstanding at any month-end during the year	$52,091	$52,996	$53,586
Debentures
Balance outstanding at end of year	$110,313	$105,123	$69,383
Weighted average interest rate at end of year	6.04%	5.60%	5.35%
Average balance outstanding	$107,732	$81,466	$69,347
Weighted average interest rate during the year	6.23%	5.80%	5.54%
Maximum amount outstanding at any month-end during the year	$110,313	$105,123	$69,383
Total Borrowings
Balance outstanding at end of year	$777,994	$641,410	$397,354
Weighted average interest rate at end of year	3.01%	2.21%	1.56%
Average balance outstanding	$666,250	$423,248	$176,893
Weighted average interest rate during the year	2.71%	2.16%	2.91%
Maximum amount outstanding at any month-end during the year	$994,816	$648,267	$397,354

Stockholders’ Equity

At December 31, 2018, our stockholders’ equity amounted to $1.97 billion, compared with $1.24 billion at December 31, 2017. The increase of $727.7 million or 59% is primarily due to net income in 2018 of $123.3 million and an increase of $610.3 million additional paid-in capital, primarily as a result of the issuance of common stock as part of the Grandpoint acquisition.

INDEX

Liquidity

Our primary sources of funds are deposits, principal and interest payments on loans, FHLB advances and other borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We seek to maintain a level of liquid assets to ensure a safe and sound operation. Our liquid assets are comprised of cash and unpledged investments. As part of our daily monitoring, we calculate a liquidity ratio by dividing the sum of cash balances plus unpledged securities by the sum of deposits that mature in one year or less plus transaction accounts and FHLB advances. At December 31, 2018, our liquidity ratio was 12.38%, compared with 11.59% at December 31, 2017.

We believe our level of liquid assets is sufficient to meet current anticipated funding needs. At December 31, 2018, liquid assets of the Company represented approximately 9.8% of total assets, compared to 9.2% at December 31, 2017. At December 31, 2018, the Company had eight unsecured lines of credit with other correspondent banks to purchase federal funds totaling $168.0 million, one reverse repo line with a correspondent bank of $50.0 million and access through the Federal Reserve Bank discount window to borrow $3.3 million, as business needs dictate. We also have a line of credit with the FHLB allowing us to borrow up to 45% of the Bank’s total assets. At December 31, 2018, we had a borrowing capacity of $2.84 billion, based on collateral pledged at the FHLB, with $667.5 million outstanding in FHLB borrowing. The FHLB advance line is collateralized by eligible loans. At December 31, 2018, we had approximately $3.30 billion of collateral pledged to secure FHLB borrowings.

At December 31, 2018, the Company’s loan to deposit and borrowing ratio was 93.7%, compared with 92.5% at December 31, 2017. The increase was primarily associated with our loans increasing at a faster rate relative to our deposits and borrowings during the period. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2018, totaled $1.11 billion. We expect to retain a substantial portion of the maturing certificates of deposit at maturity.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 15% of total deposits, or 12% of total assets, as a secondary source for funding. At December 31, 2018, the Company had $401.6 million, or 3.5% of total assets, in brokered time deposits. At December 31, 2017, the Company had $370.1 million, or 4.6% of total assets, in brokered time deposits.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations. The Corporation acquired a line of credit with Wells Fargo Bank in June of 2017, with availability of $15.0 million. The line, which matures in June 2019, was added to provide an additional source of liquidity at the Corporation level and has no outstanding balance at December 31, 2018 and December 31, 2017.

The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of a (i) bank’s retained earnings; or (ii) bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period. However, a bank may, with the approval of the DBO, make a distribution to its stockholders in an amount not exceeding the greatest of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year. In the event that the DBO determines that the stockholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DBO may order the bank to refrain from making a proposed distribution. Under these provisions, the amount available for distribution from the Bank to the Corporation was approximately $245.7 million at December 31, 2018.
Prior to 2019, the Corporation never declared or paid dividends on its common stock. On January 28, 2019, the Corporation’s board of directors declared a $0.22 per share dividend, payable on March 1, 2019 to

INDEX

shareholders of record on February 15, 2019. The Corporation anticipates that it will continue to pay quarterly cash dividends in the future, although there can be no assurance that payment of such dividends will continue or that they will not be reduced. The payment and amount of future dividends remain within the discretion of the Corporation’s board of directors and will depend on the Corporation’s operating results and financial condition, regulatory limitations, tax considerations, and other factors. Interest on deposits will be paid prior to payment of dividends on the Corporation’s common stock.

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

At December 31, 2018, the Bank’s leverage capital was $1.19 billion and risk-weighted capital was $1.23 billion. At December 31, 2017, the Bank’s leverage capital was $805.1 million and risk-weighted capital was $835.9 million. Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-weighted capital of 10.00% or greater, Tier 1 risk-weighted capital of 8.00% or greater, common equity tier 1 capital ratio of 6.5% and Tier I capital to adjusted tangible assets of 5.00% or greater to be considered “well capitalized.” At December 31, 2018, the Bank’s total risk-weighted capital ratio was 12.28%, Tier 1 risk-weighted capital ratio was 11.87%, common equity Tier 1 risk-weighted capital ratio was 11.87% and Tier I capital to adjusted tangible assets capital ratio was 11.06%. See Note 2 to the Consolidated Financial Statements included in Item 8 hereof for a discussion of the Bank’s and Corporation’s capital ratios.

Contractual Obligations and Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs. The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, at the date indicated:

	At December 31, 2018
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(dollars in thousands)
Contractual Obligations
FHLB advances	$616,000	$23,500	$28,106	$—	$667,606
Other borrowings	75	—	—	—	75
Subordinated debentures	—	—	—	110,313	110,313
Certificates of deposit	1,109,988	222,693	13,380	64,616	1,410,677
Operating leases	11,468	21,002	17,420	10,518	60,408
Total contractual cash obligations	$1,737,531	$267,195	$58,906	$185,447	$2,249,079

INDEX

Off-Balance Sheet Arrangements

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	At December 31, 2018
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(dollars in thousands)
Other Unused Commitments
Commercial and industrial	$813,690	$226,541	$16,992	$58,484	$1,115,707
Construction	169,201	165,547	7,851	78,108	420,707
Agribusiness and farmland	30,579	6,000	9,222	5,593	51,394
Home equity lines of credit	20,661	7,242	5,186	67,201	100,290
Standby letters of credit	14,411	250	—	—	14,661
All other	54,084	13,839	15,617	41,235	124,775
Total commitments	$1,102,626	$419,419	$54,868	$250,621	$1,827,534

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

Interest Rate Risk Management.  The principal objective of the Company’s interest rate risk management function is to maintain an interest rate risk profile close to the desired risk profile in light of the interest rate outlook. The Bank measures the interest rate risk included in the major balance sheet portfolios and compares the current risk profile to the desired risk profile and to policy limits set by the board of directors. Management then implements strategies consistent with the desired risk profile. Currently, the Bank’s primary strategy in managing interest rate risk is to focus originations for investment on adjustable rate loans or loans with relatively short maturities. Interest rates on adjustable rate loans are mainly tied to the Prime rate. Likewise, the Bank seeks to raise non-maturity deposits. Management often implements these strategies through pricing actions. Finally, management structures its security portfolio and borrowings to offset some of the interest rate sensitivity created by the re-pricing characteristics of customer loans and deposits.

Management monitors asset and liability maturities and repricing characteristics on a regular basis and evaluates its interest rate risk as it relates to operational strategies. Management analyzes potential strategies for their impact on the interest rate risk profile. Each quarter the Corporation’s board of directors reviews the Bank’s asset/liability position, including simulations showing the impact on the Bank’s economic value of equity in various interest rate scenarios. Interest rate moves, up or down, may subject the Bank to interest rate spread compression, which adversely impacts its net interest income. This is primarily due to the lag in repricing of the indices, to which adjustable rate loans and mortgage-backed securities are tied, as well as their repricing frequencies. Furthermore, large rate moves show the impact of interest rate caps and floors on adjustable rate transactions. This is partly offset by lags in repricing for deposit products. The extent of the interest rate spread compression depends on the direction and severity of interest rate moves and features in the Bank’s product portfolios.

The Company’s interest rate sensitivity is monitored by management through the use of both a simulation model that quantifies the estimated impact to earnings (“Earnings at Risk”) for a twelve and twenty-four month period, and a model that estimates the change in the Company’s EVE under alternative interest rate scenarios, primarily instantaneous parallel interest rate shifts in 100 basis point increments. The simulation model estimates the impact on NII from changing interest rates on interest earning assets and interest expense paid on interest bearing liabilities. The EVE model computes the net present value of equity by discounting all expected cash flows on assets and liabilities under each rate scenario. For each scenario, the EVE is the present value of all assets less the present value of all liabilities. The EVE ratio is defined as the EVE divided by the market value of assets within the same scenario.

INDEX

The following table shows the projected net interest income and net interest margin of the Company at December 31, 2018, assuming instantaneous parallel interest rate shifts in the first period:

December 31, 2018
(dollars in thousands)
Earnings at Risk				Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %	% Change
+200	473,026	5,415	1.2	4.59	1.2
+100	471,474	3,862	0.8	4.57	0.8
Static	467,612	—	—	4.54	—
-100	462,708	(4,904)	(1.0)	4.49	(1.0)
-200	457,900	(9,712)	(2.1)	4.44	(2.1)

The following table shows the EVE and projected change in the EVE of the Company at December 31, 2018, assuming various non-parallel interest rate shifts over a twelve month period:

December 31, 2018
(dollars in thousands)
Economic Value of Equity				EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio	% Change
+200	3,097,115	154,889	5.3	27.81	0.2
+100	3,036,447	94,221	3.2	26.75	1.3
Static	2,942,226	—	—	25.44	—
-100	2,835,391	(106,835)	(3.6)	24.02	(1.4)
-200	2,723,701	(218,525)	(7.4)	22.50	(2.9)

Based on the modeling of the impact on earnings and EVE from changes in interest rates, the Company’s sensitivity to changes in interest rates is low for rising rates. Both the Earnings at Risk and the EVE increase as rates rise. It is important to note the above tables are forecasts based on several assumptions and that actual results may vary. The forecasts are based on estimates of historical behavior and assumptions by management that may change over time and may turn out to be different. Factors affecting these estimates and assumptions include, but are not limited to (1) competitor behavior, (2) economic conditions both locally and nationally, (3) actions taken by the Federal Reserve, (4) customer behavior and (5) Management’s responses. Changes that vary significantly from the assumptions and estimates may have significant effects on the Company’s earnings and EVE.

The Company does not have any direct market risk from foreign exchange or commodity exposures.

INDEX

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Pacific Premier Bancorp, Inc. and Subsidiaries
Irvine, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Pacific Premier Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other

INDEX

procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ Crowe LLP

We have served as the Company’s auditor since 2016.

Los Angeles, California
February 28, 2019

INDEX

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)
	At December 31,
ASSETS	2018	2017
Cash and due from banks	$43,641	$39,606
Interest-bearing deposits with financial institutions	159,765	157,558
Cash and cash equivalents	203,406	197,164
Interest-bearing time deposits with financial institutions	6,143	6,633
Investments held-to-maturity, at amortized cost (fair value of $44,672 and $18,082 as of December 31, 2018 and December 31, 2017, respectively)	45,210	18,291
Investment securities available-for-sale, at fair value	1,103,222	787,429
FHLB, FRB and other stock, at cost	108,819	65,881
Loans held for sale, at lower of cost or fair value	5,719	23,426
Loans held for investment	8,836,818	6,196,224
Allowance for loan losses	(36,072)	(28,936)
Loans held for investment, net	8,800,746	6,167,288
Accrued interest receivable	37,837	27,060
Other real estate owned	147	326
Premises and equipment	64,691	53,155
Deferred income taxes, net	15,627	13,265
Bank owned life insurance	110,871	75,976
Intangible assets	100,556	43,014
Goodwill	808,726	493,329
Other assets	75,667	52,264
Total assets	$11,487,387	$8,024,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$3,495,737	$2,226,876
Interest-bearing:
Checking	526,088	365,193
Money market/savings	3,225,849	2,409,007
Retail certificates of deposit	1,009,066	714,751
Wholesale/brokered certificates of deposit	401,611	370,059
Total interest-bearing	5,162,614	3,859,010
Total deposits	8,658,351	6,085,886
FHLB advances and other borrowings	667,681	536,287
Subordinated debentures	110,313	105,123
Accrued expenses and other liabilities	81,345	55,209
Total liabilities	9,517,690	6,782,505
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 150,000,000 and 100,000,000 shares authorized at December 31, 2018 and 2017; 62,480,755 shares and 46,245,050 shares issued and outstanding, respectively	617	458
Additional paid-in capital	1,674,274	1,063,974
Retained earnings	300,407	177,149
Accumulated other comprehensive (loss) income	(5,601)	415
Total stockholders’ equity	1,969,697	1,241,996
Total liabilities and stockholders’ equity	$11,487,387	$8,024,501

Accompanying notes are an integral part of these consolidated financial statements.

INDEX

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
	For the Years ended December 31,
	2018	2017	2016
INTEREST INCOME
Loans	$415,410	$251,027	$157,935
Investment securities and other interest-earning assets	33,013	18,978	8,670
Total interest income	448,423	270,005	166,605
INTEREST EXPENSE
Deposits	37,653	13,371	8,391
FHLB advances and other borrowings	11,343	4,411	1,295
Subordinated debentures	6,716	4,721	3,844
Total interest expense	55,712	22,503	13,530
Net interest income before provision for credit losses	392,711	247,502	153,075
Provision for credit losses	8,253	8,432	9,296
Net interest income after provision for credit losses	384,458	239,070	143,779
NONINTEREST INCOME
Loan servicing fees	1,445	787	1,032
Service charges on deposit accounts	5,128	3,273	1,459
Other service fee income	902	1,847	1,516
Debit card interchange fee income	4,326	2,043	267
Earnings on BOLI	3,427	2,279	1,353
Net gain from sales of loans	10,759	12,468	9,539
Net gain from sales of investment securities	1,399	2,737	1,797
Other income	3,641	5,680	2,639
Total noninterest income	31,027	31,114	19,602
NONINTEREST EXPENSE
Compensation and benefits	129,886	84,138	52,836
Premises and occupancy	24,544	14,742	9,838
Data processing	13,412	8,206	4,261
Other real estate owned operations, net	4	72	385
FDIC insurance premiums	3,002	2,151	1,545
Legal, audit and professional expense	10,040	6,101	3,041
Marketing expense	6,151	4,436	3,981
Office, telecommunications and postage expense	5,312	3,117	2,107
Loan expense	3,370	3,299	2,191
Deposit expense	9,916	6,240	4,904
Merger-related expense	18,454	21,002	4,388
CDI amortization	13,594	6,144	2,039
Other expense	12,220	8,310	6,547
Total noninterest expense	249,905	167,958	98,063
Net income before income taxes	165,580	102,226	65,318
Income tax	42,240	42,126	25,215
Net income	$123,340	$60,100	$40,103
EARNINGS PER SHARE
Basic	$2.29	$1.59	$1.49
Diluted	$2.26	$1.56	$1.46
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	53,963,047	37,705,556	26,931,634
Diluted	54,613,057	38,511,261	27,439,159

Accompanying notes are an integral part of these consolidated financial statements.

INDEX

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
	For the Years ended December 31,
	2018	2017	2016
Net Income	$123,340	$60,100	$40,103
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on securities arising during the period, net of income tax (benefit) (1)	(5,019)	4,937	(2,013)
Reclassification adjustment for net gain on sale of securities included in net income, net of income tax (2)	(1,079)	(1,801)	(1,040)
Other comprehensive (loss) income, net of tax	(6,098)	3,136	(3,053)
Comprehensive income, net of tax	$117,242	$63,236	$37,050

(1) Income tax (benefit) on unrealized holding gains (losses) on securities was ($2.2 million) for 2018, $3.1 million for 2017 and $(1.5 million) for 2016.
(2) Income tax on reclassification adjustment for net gain on sale of securities included in net income was $320,000 for 2018, $936,000 for 2017 and $757,000 for 2016.

Accompanying notes are an integral part of these consolidated financial statements.

INDEX

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2015	21,570,746	$215	$221,487	$76,946	$332	$298,980
Net Income	—	—	—	40,103	—	40,103
Other comprehensive income	—	—	—	—	(3,053)	(3,053)
Share-based compensation expense	—	—	2,729	—	—	2,729
Issuance of restricted stock, net	296,236	—	—	—	—	—
Issuance of common stock	5,815,051	58	119,325	—	—	119,383
Warrants exercised	—	—	379	—	—	379
Restricted stock surrendered and canceled	—	—	(126)	—	—	(126)
Exercise of stock options, net	116,250	1	1,344	—	—	1,345
Balance at December 31, 2016	27,798,283	$274	$345,138	$117,049	$(2,721)	$459,740
Net Income	—	—	—	60,100	—	60,100
Other comprehensive loss	—	—	—	—	3,136	3,136
Share-based compensation expense	—	—	5,809	—	—	5,809
Issuance of restricted stock, net	166,397	—	—	—	—	—
Issuance of common stock	17,954,274	181	709,196	—	—	709,377
Goodwill adjustment	—	—	500	—	—	500
Restricted stock surrendered and canceled	(21,537)	—	(1,258)	—	—	(1,258)
Exercise of stock options, net	347,633	3	4,589	—	—	4,592
Balance at December 31, 2017	46,245,050	$458	$1,063,974	$177,149	$415	$1,241,996
Net Income	—	—	—	123,340	—	123,340
Other comprehensive income	—	—	—	—	(6,098)	(6,098)
Share-based compensation expense	—	—	9,033	—	—	9,033
Issuance of restricted stock, net	270,571	—	—	—	—	—
Issuance of common stock	15,758,039	158	601,013	—	—	601,171
Goodwill adjustment	—	—		—	—	—
Restricted stock surrendered and canceled	(33,148)	—	(1,669)	—	—	(1,669)
Exercise of stock options, net	240,243	1	1,923	—	—	1,924
Reclassification of certain tax effects of the Tax Cuts and Jobs Act	—	—	—	(82)	82	$—
Balance at December 31, 2018	62,480,755	$617	$1,674,274	$300,407	$(5,601)	$1,969,697

Accompanying notes are an integral part of these consolidated financial statements.

INDEX

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For the Years ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$123,340	$60,100	$40,103
Adjustments to net income:
Depreciation and amortization expense	7,773	4,888	2,854
Provision for credit losses	8,253	8,432	9,296
Share-based compensation expense	9,033	5,809	2,729
Loss on sale and disposal of premises and equipment	108	234	656
(Gain) loss on sale of or write down of other real estate owned	(355)	(46)	321
Net amortization on securities	6,900	7,601	9,157
Net accretion of discounts/premiums for loans acquired and deferred loan fees/costs	4,224	1,627	1,832
Gain on sale of investment securities available-for-sale	(1,399)	(2,737)	(1,797)
Other-than-temporary impairment recovery on investment securities, net	—	—	(205)
Originations of loans held for sale	(174,718)	(142,104)	(103,883)
Proceeds from the sales of and principal payments from loans held for sale	309,706	140,012	115,877
Gain on sale of loans	(10,759)	(12,468)	(9,539)
Deferred income tax expense	9,275	16,866	3,887
Change in accrued expenses and other liabilities, net	1,388	5,193	(4,948)
Income from bank owned life insurance, net	(2,774)	(1,842)	(1,164)
Amortization of core deposit intangible	13,594	6,144	2,039
Change in accrued interest receivable and other assets, net	(4,901)	(13,932)	(3,768)
Net cash provided by operating activities	298,688	83,777	63,447
Cash flows from investing activities:
Net increase in interest-bearing time deposits with financial institutions	490	(2,689)	—
Increase in loans, net	(338,671)	(519,163)	(263,075)
Purchase of loans held for investment	(61,562)	(13,582)	(271,159)
Proceeds from sale of other real estate owned	1,058	507	380
Purchase of held-to-maturity securities	(29,002)	(10,914)	—
Principal payments on held-to-maturity securities	1,785	1,166	1,060
Purchase of securities available-for-sale	(462,534)	(306,527)	(190,140)
Principal payments on securities available for sale	131,268	74,891	37,875
Proceeds from sale of securities available-for-sale	407,004	268,596	230,945
Proceeds from the sale of premises and equipment	—	—	10,049
Proceeds from bank owned insurance death benefit	1,284	198	—
Purchases of premises and equipment	(10,295)	(4,165)	(11,970)
Change in FHLB, FRB, and other stock, at cost	(27,086)	(12,838)	(15,012)
Cash acquired in acquisitions, net	146,571	225,945	40,132
Net cash used in investing activities	(239,690)	(298,575)	(430,915)
Cash flows from financing activities:
Net increase in deposit accounts	65,553	187,901	313,770
Net change in short-term borrowings	(108,064)	61,120	181,846
Proceeds from long-term borrowings	—	12,012	—
Repayment of long-term borrowings	(10,500)	(9,262)	(50,927)
Proceeds from exercise of stock options and warrants	1,924	4,592	1,345
Restricted stock surrendered and canceled	(1,669)	(1,258)	(126)
Net cash (used in) provided by financing activities	(52,756)	255,105	445,908
Net change in cash and cash equivalents	6,242	40,307	78,440
Cash and cash equivalents, beginning of year	197,164	156,857	78,417
Cash and cash equivalents, end of year	$203,406	$197,164	$156,857
Supplemental cash flow disclosures:
Interest paid	$53,960	$21,777	$13,564
Income taxes paid	32,296	18,846	13,139
NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Transfers from loans to other real estate owned	$15	$121	$197
Loans held for sale transfer to loans held for investment	337	949	1,274
Assets acquired (liabilities assumed) in acquisitions (See Note 26):
Interest-bearing deposits with financial institutions	—	—	1,972
Investment securities	392,858	442,923	190,254
Loans	2,352,717	2,427,589	456,158
Core deposit intangible	71,943	39,703	4,319
Deferred income tax	4,383	14,959	6,748
Goodwill	313,043	391,070	51,658
Fixed assets	9,122	42,097	4,190
Other assets	97,246	74,379	9,362
Deposits	(2,506,929)	(2,752,501)	(636,591)
Other borrowings	(254,923)	(180,186)	—
Other liabilities	(24,859)	(16,395)	(8,843)
Common Stock and additional paid-in capital	(601,172)	(716,421)	(120,174)

Accompanying notes are an integral part of these consolidated financial statements.

INDEX

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business—Pacific Premier Bancorp, Inc., a Delaware corporation organized in 1997 (the “Corporation”), is a California-based bank holding company that owns 100% of the capital stock of Pacific Premier Bank, a California-chartered commercial bank (the “Bank,” and together with the Corporation and its consolidated subsidiaries, the “Company”), the Corporation’s principal operating subsidiary. The Bank was incorporated and commenced operations in 1983.

The principal business of the Company is attracting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in business loans and real estate property loans. At December 31, 2018, the Company had 44 depository branches located in the counties of Orange, Los Angeles, Riverside, San Bernardino, San Diego, San Luis Obispo and Santa Barbara, California, as well as Pima and Maricopa Counties, Arizona, Clark County, Nevada and Clark County, Washington. The Company is subject to competition from other financial institutions. The Company is subject to the regulations of certain governmental agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation—The consolidated financial statements include the accounts of Corporation and its wholly-owned subsidiary the Bank. The Company accounts for its investments in its wholly-owned special purpose entities, PPBI Statutory Trust I, Heritage Oaks Capital Trust II, Mission Community Capital Trust I Santa Lucia Bancorp (CA) Capital Trust and First Commerce Bancorp Statutory Trust I, under the equity method whereby the subsidiary’s net earnings are recognized in the Company’s Statement of Income and the investment in these entities is included in Other Assets on the Company’s Consolidated Statements of Financial Condition. The Company is organized and operates as a single reporting segment, principally engaged in the commercial banking business. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Financial Statement Presentation—The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (‘‘U.S. GAAP’’). Certain amounts in the financial statements and related footnote disclosures for the prior years have been reclassified to conform to the current presentation with no impact to previously reported net income or stockholders’ equity.

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

The following discussion provides a summary of the Company’s significant accounting policies:

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, cash balances due from banks and federal funds sold. Interest bearing deposits with financial institutions represent primarily cash held at the Federal Reserve Bank of San Francisco. At December 31, 2018, there were no cash reserves required by the Board of Governors of the Federal Reserve System (“Federal Reserve”) for depository institutions based on the amount of deposits held. The Company maintains amounts due from banks that exceed federally insured limits. The Company has not experienced any losses in such accounts.

Securities—The Company has established written guidelines and objectives for its investing activities. At the time of purchase, management designates the security as either held to maturity, available-for-sale or held for

INDEX

trading based on the Company’s investment objectives, operational needs and intent. The investments are monitored to ensure that those activities are consistent with the established guidelines and objectives.

Securities Held-to-Maturity—Investments in debt securities that management has the positive intent and ability to hold to maturity are reported at cost and adjusted for periodic principal payments and the amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method over the period of time to investment’s maturity.

Securities Available-for-Sale—Investments in debt securities that management has no immediate plan to sell, but which may be sold in the future, are carried at fair value. Premiums and discounts are amortized using the interest method over the remaining period to the call date for premiums or contractual maturity for discounts and, in the case of mortgage-backed securities, the estimated average life, which can fluctuate based on the anticipated prepayments on the underlying collateral of the securities. Unrealized holding gains and losses, net of tax, are recorded in a separate component of stockholders’ equity as accumulated other comprehensive income. Realized gains and losses on the sales of securities are determined on the specific identification method, recorded on a trade date basis based on the amortized cost basis of the specific security and are included in noninterest income as net gain (loss) on investment securities.

Impairment of Investments—Quarterly, the Company evaluates investment securities in an unrealized loss position for OTTI. In determining whether a security’s decline in fair value is other-than-temporary, the Company considers a number of factors including: (i) the length of time and the extent to which the fair value of the investment has been less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) the intent and ability of the Company to hold the investment for a period of time sufficient to allow for an anticipated recovery in fair value; (iv) downgrades in credit ratings; and (v) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads. If it is determined that an OTTI exists, and either the Company intends to sell the investment or it is likely the Company will be required to sell the investment before its anticipated recovery, the total amount of the OTTI, which is measured as the amount by which the investment’s amortized cost exceeds its fair value, is recognized in current period earnings. If the Company has the intent and ability to hold the investment and it is more likely than not it will be required to sell the investment prior to an anticipated recovery of its amortized cost basis, the Company records in current period earnings the portion of OTTI deemed to be credit related, while the remaining portion of OTTI deemed to be non-credit related is recorded in accumulated other comprehensive income. Credit related losses are determined through a discounted cash flow analysis, which incorporates assumptions concerning the estimated timing and amounts of expected cash flows. Non-credit related OTTI losses result from other factors such as change in interest rates and general market conditions. The presentation of OTTI in the consolidated financial statements is on a gross basis with a reduction in the gross amount for the portion of the loss deemed non-credit related and is recorded in accumulated other comprehensive income.

Federal Home Loan Bank Stock—The Bank is a member of the Federal Home Loan Bank System. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are recorded as a component of interest income.

Federal Reserve Bank Stock—The Bank is a member of the Federal Reserve Bank of San Francisco (the “FRB”). FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are recorded as a component of interest income.

Loans Held for Sale—Loans that the Company has the intent to sell prior to maturity have been designated as held for sale at origination and are recorded at lower of cost or fair value. Gains or losses are recognized upon the sale of the loans on a specific identification basis.

INDEX

Loan Servicing Assets—Servicing assets are related to SBA loans sold and are recognized at the time of sale when servicing is retained with the income statement effect recorded in gains on sales of SBA loans. Servicing assets are initially recorded at fair value based on the present value of the contractually specified servicing fee, net of estimated servicing costs, over the estimated life of the loan, using a discount rate. The Company’s servicing costs approximates the industry average servicing costs of approximately 40 basis points. The servicing assets are subsequently amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. The Company periodically evaluates servicing assets for impairment based upon the fair value of the assets as compared to their carrying amount.

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

Allowance for Loan Losses—The Company maintains an ALLL at a level deemed appropriate by management to provide for known or probable incurred losses in the portfolio as of the date of the consolidated statements of financial condition. The Company has an internal loan review system and loss allowance methodology designed to provide for the detection of problem loans and an appropriate level of allowance to cover loan losses. Management’s determination of the adequacy of the ALLL is based on an evaluation of the composition

INDEX

of the portfolio, actual loss experience, industry charge-off experience on income property loans, current economic conditions, and other relevant factors in the area in which the Company’s lending and real estate activities are based. These factors may affect the borrower’s ability to pay as well as the value of the underlying collateral securing loans. The allowance is calculated by applying loss factors to loans held for investment according to loan type and loan credit classification. The loss factors are based primarily upon the Bank’s historical loss experience and industry charge-off experience, and are evaluated on a quarterly basis.

At December 31, 2018, the following portfolio segments have been identified. Segments are groupings of similar loans at a level, for which the Company has adopted systematic methods of documentation for determining its allowance for loan losses:

•
Commercial and industrial (including Franchise) - Commercial and industrial (“C&I”) loans are secured by business assets including inventory, receivables and machinery and equipment to businesses located generally in our primary market area. Loan types includes revolving lines or credit, term loans, seasonal loans and loans secured by liquid collateral such as cash deposits or marketable securities. Homeowners’ Association (“HOA”) credit facilities are included in C&I loans. We also issue letters of credit on behalf of our customers. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.

•
Commercial real estate (including owner-occupied and nonowner occupied) - Commercial real estate (“CRE”) includes various type of loans which the Company holds real property as collateral. CRE lending activity is typically restricted to owner-occupied or nonowner-occupied. The primary risks of real estate loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make the real estate loan unprofitable to the borrower. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.

•
SBA - We are approved to originate loans under the SBA’s Preferred Lenders Program (“PLP”). The PLP lending status affords us a higher level of delegated credit autonomy, translating to a significantly shorter turnaround time from application to funding, which is critical to our marketing efforts. We originate loans nationwide under the SBA’s 7(a), SBAExpress, International Trade and 504(a) loan programs, in conformity with SBA underwriting and documentation standards. SBA loans are similar to commercial business loans, but have additional credit enhancement provided by the U.S. Small Business Administration, for up to 85.00% of the loan amount for loans up to $150,000 and 75.00% of the loan amount for loans of more than $150,000. The Company originates SBA loans with the intent to sell the guaranteed portion into the secondary market on a quarterly basis.

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

INDEX

•
One-to-four family - Although we do not originate, through our bank acquisitions, we have acquired first lien single family loans, we occasionally purchase such loans to diversify our portfolio. The primary risks of one-to-four family loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make loans unprofitable.

•
Construction and land - We originate loans for the construction of one-to-four family and multi-family residences and CRE properties in our market area. We concentrate our efforts on single homes and small infill projects in established neighborhoods where there is not abundant land available for development. Construction loans are considered to have higher risks due to construction completion and timing risk, and the ultimate repayment being sensitive to interest rate changes, government regulation of real property and the availability of long-term financing. Additionally, economic conditions may impact the Company’s ability to recover its investment in construction loans, as adverse economic conditions may negatively impact the real estate market, which could affect the borrower’s ability to complete and sell the project. Additionally, the fair value of the underlying collateral may fluctuate as market conditions change. We occasionally originate land loans located predominantly in California for the purpose of facilitating the ultimate construction of a home or commercial building. The primary risks include the borrower’s inability to pay and the inability of the Company to recover its investment due to a decline in the fair value of the underlying collateral.

•
Consumer loans - In addition to consumer loans acquired through our various bank acquisitions, we originate a limited number of consumer loans, generally for banking customers only, which consist primarily of home equity lines of credit, savings account secured loans and auto loans. Repayment of these loans is dependent on the borrower’s ability to pay and the fair value of the underlying collateral.

Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL and loan review process. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

In the opinion of management, and in accordance with the credit loss allowance methodology, the present allowance is considered adequate to absorb probable incurred credit losses as of the date of these consolidated financial statements. Additions and reductions to the allowance are reflected in current operations. Charge-offs recorded against the allowance, for all loan segments, are made when specific loans are considered uncollectible or are transferred to other real estate owned and the fair value of the property is less than the Company’s recorded investment in the loan. Recoveries of amounts previously charged-off are credited to the allowance.

Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may extend beyond the Company’s control.

Purchased Credit Impaired Loans. As part of business acquisitions, the Bank acquires certain loans that have shown evidence of credit deterioration since origination, referred to as purchased credit impaired loans. These loans are recorded at the fair value, such that no ALLL for purchase credit impaired (“PCI”) is established upon their acquisition. The Company has elected to account for such loans individually. The Company estimates the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of the fair value is recorded as interest income over the remaining life of the loan and is referred to as the accretable yield. The excess of the loan’s contractual principal and interest over expected cash flows is not recorded and is referred to as the non-accretable difference. Over the life of the loan, expected cash flows continue to be estimated. Subsequent decreases in expected future cash flows beyond the expected cash flows as of the acquisition date are accounted for through a charge to the provision for loan losses. If subsequent reforecasts indicate there has been a probable and significant increase in the level of expected future cash flows, the Company first reduces any previously established

INDEX

ALLL for PCI loans and then accounts for the remainder of the increase through interest income as a yield adjustment.

Other Real Estate Owned. Real estate properties acquired through, or in lieu of, loan foreclosure are recorded at fair value, less cost to sell, with any excess loan balance over the fair value of the property charged against the ALLL. The Company obtains an appraisal and/or market valuation on all other real estate owned at the time of possession. After foreclosure, valuations are periodically performed by management. Any subsequent declines in fair value are recorded as a charge to current period earnings with a corresponding write-down to the asset. All legal fees and direct costs, including foreclosure and other related costs are expensed as incurred.

Premises and Equipment. Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from forty years for buildings, seven years for furniture, fixtures and equipment, and three years for computer and telecommunication equipment. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related leases.

The Company periodically evaluates the recoverability of long-lived assets, such as premises and equipment, to ensure the carrying value has not been impaired. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Securities Sold Under Agreements to Repurchase. The Company enters into sales of securities under agreement to repurchase. These agreements are treated as financing arrangements and, accordingly, the obligations to repurchase the securities sold are reflected as liabilities in the Company’s consolidated financial statements. The securities collateralizing these agreements are delivered to several major national brokerage firms who arranged the transactions. The securities are reflected as assets in the Company’s consolidated financial statements. The brokerage firms may loan such securities to other parties in the normal course of their operations and agree to return the identical security to the Company at the maturity of the agreements.

Bank Owned Life Insurance. Bank owned life insurance (“BOLI”) is accounted for using the cash surrender value method and is recorded at its realizable value. Changes in the cash surrender value of BOLI are recorded as a component of noninterest income.

Goodwill and Core Deposit Intangible. Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate the necessity for such impairment tests to be performed. The Company typically performs its annual impairment testing in the fourth quarter. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life recorded in the Company’s consolidated balance sheets.

Core deposit intangible assets arising from whole bank acquisitions are amortized on either an accelerated basis, reflecting the pattern in which the economic benefits of the intangible asset is consumed or otherwise used up, or on a straight-line amortization method over their estimated useful lives, which ranges from 6 to 11.5 years.

Loan Commitments and Related Financial Instruments. Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

INDEX

Subordinated Debentures. Long-term borrowings are carried at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest expense using the interest method. Debt issuance costs are recognized in interest expense using the interest method over the life of the instrument.

Stock-Based Compensation. The Company issues various forms of stock-based compensation awards annually to officers and directors of the Company, including stock options, restricted stock awards and restricted stock units. The related compensation costs are recognized in the income statement based on the grant-date fair value over the period they are expected to vest, net of estimates for forfeitures. Estimates for forfeitures are based on the Company’s historical experience for each award type. A Black-Scholes model is utilized to estimate the fair value of stock options. The Black-Scholes model uses certain assumptions to determine grant-date fair value such as: expected volatility, expected term of the option, expected risk-free rate of interest and expected dividend yield on the Company’s common stock. The market price of the Company’s common stock at the grant-date is used for restricted stock awards in determining the grant-date fair value for those awards.

Restricted stock units are granted to officers of the Company. Restricted stock units are stock-based compensation awards that when ultimately settled, result in the payment of cash or the issuance of shares of the Company’s common stock to the holder of the award. As with other stock-based compensation awards, compensation cost for restricted stock units is recognized over the period in which the awards are expected to vest. Certain of the Company’s restricted stock units contain vesting conditions which are based on pre-determined performance targets. The level at which the associated performance targets are achieved can impact the ultimate settlement of the award with the grantee and thus the level of compensation expense ultimately recognized. Certain of these awards contain a market condition whereby the vesting of the award is based on the Company’s performance, such as total shareholder return, relative to its peers over a specified period of time. The grant date fair value of market based restricted stock units is determined through the use of an independent third party which employs the use of a Monte Carlo simulation. The Monte Carlo simulation estimates grant date fair value using input assumptions similar to those used in the Black-Scholes model, however, it also incorporates into the grant date fair value calculation the probability that the performance targets will be achieved. The grant date fair value of restricted stock units that do not contain a market condition for vesting is based on the price of the Company’s common stock on the grant date.

Income Taxes. Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the asset liability method. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are to be recognized for temporary differences that will result in deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized. At December 31, 2018, no valuation allowance was deemed necessary against the Company’s deferred tax assets. At December 31, 2017, a valuation allowance of $380,000 was recorded against the capital loss carryover deferred tax asset, as the Company does not believe it will generate sufficient capital gain before the capital loss carryover expires.

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

Earnings per Share. Earnings per share of common stock is calculated on both a basic and diluted basis based on the weighted average number of common and common equivalent shares outstanding, excluding common shares in treasury. Basic earnings per share excludes potential dilution and is computed by dividing income available to stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common

INDEX

stock were exercised or converted into common stock or resulted from the issuance of common stock that then would share in earnings.

Comprehensive Income. Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company’s available-for-sale investment securities are required to be included in other comprehensive income or loss. Total comprehensive income (loss) and the components of accumulated other comprehensive income or loss are presented in the Consolidated Statement of Stockholders’ Equity and Consolidated Statements of Comprehensive Income.

Loss Contingencies. Loss contingencies, including claims and legal action arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Fair Value of Financial Instruments. Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value is an exit price, representing the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Fair value measures are classified according to a three-tier fair value hierarchy, which is based on the observability of inputs used to measure fair value. U.S. GAAP requires the Company to maximize the use of observable inputs when measuring fair value. Changes in assumptions or in market conditions could significantly affect these estimates.

Reclassifications. Some items in prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

Accounting Standards Adopted in 2018

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, which among other things reduced the maximum federal corporate tax rate from 35% to 21%. This Update addresses concerns about the guidance in current U.S. GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. That guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income (“AOCI”) were originally recognized in other comprehensive income (rather than in income from continuing operations). As a result of the adjustment of deferred taxes being required to be included in income from continuing operations, the tax effects of items within accumulated other comprehensive income (referred to as stranded tax effects for purposes of this Update) did not reflect the appropriate tax rate. This Update allows for an election to reclassify between retained earnings and AOCI the impact of the federal income tax rate change. The amendments in this Update are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption of the amendments of this Update is permitted. The Company elected to early adopt in the first quarter of 2018. Accordingly, the Company recorded an increase to AOCI and a decrease to retained earnings of approximately $82,000 for stranded tax effects on available for sale investment securities in the first quarter of 2018.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. Under the current implementation guidance in Topic 805, there are three elements of a business-inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a

INDEX

“set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in this Update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this Update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the Company has developed more stringent criteria for sets without outputs. Lastly, the amendments in this Update narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This Update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

In August 2016, the FASB issued ASU 2016-15, Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This Update provides guidance on eight specific cash flow classification issues, which include: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or debt with coupon interest rates that are insignificant in relation to the effective interest rate; 3) contingent consideration payments made soon after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investments; 7) beneficial interest in securitization transactions; and 8) separately identifiable cash flows and the application of the predominance principle. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period; however, an entity is required to adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2018-04, Investments-Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No.33-9273 (SEC Update), ASU 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Changes made to the current measurement model primarily affect the accounting for equity securities with readily determinable fair values, where changes in fair value are included in earnings instead of other comprehensive income. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. This Update also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. This Update is effective for public business entities in fiscal years beginning after December

INDEX

15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 did not have a material effect on the Company’s operating results or financial condition. In accordance with the guidance, the Company measures the fair value of financial instruments reported at amortized cost on the statement of financial condition using the exit price notion. For further details, refer to footnote Fair Value of Financial Instruments within these consolidated financial statements.

ASU 2014-09, Revenue From Contracts With Customers (Topic 606), ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11 Revenue Recognition (Topic 605) and Derivatives ad Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU 2016-20 Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements to Topic 606. With this ASU, the FASB amended existing guidance related to revenue from contracts with customers, superseding and replacing nearly all existing revenue recognition guidance, including industry-specific guidance, establishing a new control-based revenue recognition model, changing the basis for deciding when revenue is recognized over time or at a point in time, providing new and more detailed guidance on specific topics and expanding and improving disclosures about revenue. In addition, this guidance specifies the accounting for some costs to obtain or fulfill a contract with a customer. The amendments are effective for public entities for annual reporting periods beginning after December 15, 2017.

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

The Company’s review of its various revenue streams indicated that approximately 99% of the Company’s revenue is out of the scope of ASU 2014-09 and its related amendments, including all of the Company’s net interest income and a significant portion of non-interest income. For those revenue streams that are within the scope of ASU 2014-09 and its related amendments, the Company reviewed the associated customer contracts and agreements to determine the appropriate accounting for revenues under those contracts. The Company’s review did not identify any significant changes in the timing of revenue recognition under those contracts within the scope of ASU 2014-09 and its related amendments. Significant revenue streams that are within scope primarily relate to service charges and fees associated customer deposit accounts, as well as fees for various other services the Company provides its customers. As a result of the implementation of ASU 2014-09 and its related amendments, the Company conducts a detailed review of its revenue streams at least annually, or more frequently if deemed necessary.

Recent Accounting Guidance Not Yet Effective

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement.

The following disclosure requirements for public companies were removed from Topic 820:

•	The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy.

•	The policy for timing of transfers between levels.

•	The valuation process for Level 3 fair value measurements.

The following disclosure requirements for public companies were modified in Topic 820:

INDEX

•	The amendments clarify that the measurement of uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.

The following disclosure requirements for public companies were added to Topic 820:

•	The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period

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

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchase Callable Debt Securities. This Update amends guidance on the amortization period of premiums on certain purchased callable debt securities. The amendments shorten the amortization period of premiums on purchased callable debt securities to the earliest call date. This Update should be applied on a modified retrospective basis through a cumulative-effect adjustment to beginning retained earnings. The effective date of ASU 2017-08 is for interim and annual reporting periods beginning after December 15, 2018. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This Update replaces the incurred loss impairment model in current U.S. GAAP with a model that reflects current expected credit losses (“CECL”). The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures. The Update requires that all expected credit losses for financial assets held at the reporting date be measured based on historical experience, current conditions and reasonable and supportable forecasts. The Update also requires enhanced disclosure, including qualitative and quantitative disclosures that provide additional information about significant estimates and judgments used in estimating credit losses. For public business entities, the Update is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. The Company is currently evaluating the effects of ASU 2016-13 on its financial statements and disclosures. The Company has formed a working group and a committee made up of members of finance, credit and risk management that are in the process of compiling and analyzing key data elements and implementing a software model that will meet the requirements of the new guidance. The Company has contracted with an industry expert to: (1) develop a new expected loss model with supportable assumptions, (2) identify data, reporting, and disclosure gaps, (3) provide quantitative modeling, and (4) assess, develop and document updates to accounting policies, new processes and controls. The magnitude of the adjustment and the overall impact of the new guidance on the consolidated financial statements cannot yet be reasonably estimated.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), ASU 2018-11, Leases (Topic 842): Targeted Improvements, ASU 2018-10, Codification Improvements to Topic 842, Leases. This Update is being issued to increase the transparency and comparability around lease obligations. Previously unrecorded off-balance sheet obligations will now be recorded in the consolidated financial statements, accompanied by enhanced qualitative and quantitative disclosures in the notes to the consolidated financial statements. The Update is generally

INDEX

effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements.  ASU 2018-10 provides improvements related to ASU 2016-02 to increase stakeholders’ awareness of the amendments to Topic 842 and to expedite the improvements.  The amendments affect narrow aspects of the guidance issued in ASU 2016-02.  ASU 2018-11 allows entities adopting ASU 2016-02 to choose an additional transition method, under which an entity initially applies the accounting guidance for leases under Topic 842 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, ASU 2018-11 allows an entity electing this additional transition method to continue to present comparative period financial statements in accordance with Topic 840 (current U.S. GAAP).   ASU 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met.  The amendments in these updates become effective for annual periods as well as interim periods within those annual periods beginning after December 15, 2018.

The Company has elected to apply the transition provisions of Topic 842 using the modified retrospective transition method, electing to adopt the “package” of practical expedients in its transition to Topic 842, as specified in ASC 842-10-65. The results of this policy election are that the Company will reflect the provisions of Topic 842 in its consolidated financial statements for the first time as of and for the period ended March 31, 2019 (the period of adoption). The Company will measure and record liabilities to make lease payments as well as right of use assets in the period of adoption for leases that existed as of the transition date, and will continue to present all comparative periods under Topic 840. Under this elected transition method, the Company is not required to reassess the following as part of its Transition to Topic 842: (1) whether any expired or existing contracts contain leases, (2) lease classifications for any existing or expired leases, and (3) initial direct costs for any existing leases. Additionally, the Company has elected to apply the use of hindsight in its assessment of the term for its leases upon transition, which allows for consideration of the Company’s option to extend or terminate a lease.

The Company is currently in the process of finalizing its transition accounting under Topic 842 and anticipates in the first quarter of 2019 it will record a liability to make future lease payments of approximately $43 million and right of use assets of approximately $41 million, the difference being the net of accounting adjustments previously recorded under Topic 840 and Topic 805, as required by transition guidance in ASC 842-10-65. The Company does not currently anticipate a cumulative effect adjustment to the opening balance of retained earnings will be required as part of its transition to Topic 842. The Company’s evaluation of lease obligations and service agreements under the new standard includes an assessment of the appropriate classification and related accounting of each lease agreement, a review of applicability of the new standard to existing service agreements and gathering all essential lease data to facilitate the application of the new standard. The Company’s review indicates that all of its leases are classified as operating leases or short-term leases. In accordance with the provisions of Topic 842, liabilities to make future lease payments and right of use assets will only be recorded for leases that are not considered short-term (leases with an original term of greater than 12 months). The Company will record expense for its leases on a straight-line basis in accordance with the requirements under Topic 842 for operating leases. The Company does not currently believe expense recognition for its operating leases (including short-term leases) under Topic 842 will differ significantly from that recorded under current lease accounting guidance. Right of use assets for operating leases will be amortized over the lease term and liabilities to make future lease payments will be accounted for using the interest method, both in accordance with Topic 842.

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

Final comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III”, became effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions, and fully phased in by January 1, 2019. The most significant of the provisions of the Final Capital Rules, which applied to the Company and the Bank were as follows: the phase-out of trust preferred securities from Tier 1 capital, the higher risk-weighting of high volatility and past due real estate loans and the capital treatment of deferred tax assets and liabilities above certain thresholds. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer increased by 0.625% each year from 0.00% for 2015 to 2.50% in 2019. The capital conservation buffer for 2019 is 2.50% and for 2018 is 1.875%. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital.

INDEX

As defined in applicable regulations and set forth in the table below, which excludes the capital conservation buffer, at December 31, 2018 and 2017, the Company and the Bank continue to exceed the “well capitalized” standards as well as exceed the Basel III minimum capital ratios of the conservation buffer for each of the risk-based capital ratios:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2018
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 Leverage Ratio	$1,112,132	10.38%	$428,751	4.00%	N/A	N/A
Common Equity Tier 1 to Risk-Weighted Assets	1,087,164	10.88%	449,505	4.50%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	1,112,132	11.13%	599,340	6.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	1,237,315	12.39%	799,120	8.00%	N/A	N/A

Pacific Premier Bank
Tier 1 Leverage Ratio	$1,185,544	11.06%	$428,703	4.00%	$535,879	5.00%
Common Equity Tier 1 to Risk-Weighted Assets	1,185,544	11.87%	449,481	4.50%	649,251	6.50%
Tier 1 Capital to Risk-Weighted Assets	1,185,544	11.87%	599,308	6.00%	799,078	8.00%
Total Capital to Risk-Weighted Assets	1,226,258	12.28%	799,078	8.00%	998,847	10.00%

At December 31, 2017
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 Leverage Ratio	$737,173	10.61%	$277,900	4.00%	N/A	N/A
Common Equity Tier 1 to Risk-Weighted Assets	717,145	10.48%	307,818	4.50%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	737,173	10.78%	410,424	6.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	852,382	12.46%	547,232	8.00%	N/A	N/A

Pacific Premier Bank
Tier 1 Leverage Ratio	$805,110	11.59%	$277,870	4.00%	$347,337	5.00%
Common Equity Tier 1 to Risk-Weighted Assets	805,110	11.77%	307,742	4.50%	444,516	6.50%
Tier 1 Capital to Risk-Weighted Assets	805,110	11.77%	410,322	6.00%	547,096	8.00%
Total Capital to Risk-Weighted Assets	835,945	12.22%	547,096	8.00%	683,870	10.00%

INDEX

3. Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$59,688	$1,224	$—	$60,912
Agency	128,958	1,631	(519)	130,070
Corporate debt	104,158	291	(906)	103,543
Municipal bonds	238,914	1,941	(2,225)	238,630
Collateralized mortgage obligation: residential	24,699	64	(425)	24,338
Mortgage-backed securities: residential	554,751	1,112	(10,134)	545,729
Total investment securities available-for-sale	1,111,168	6,263	(14,209)	1,103,222
Investment securities held-to-maturity:
Mortgage-backed securities: residential	43,381	148	(686)	42,843
Other	1,829	—	—	1,829
Total investment securities held-to-maturity	45,210	148	(686)	44,672
Total investment securities	$1,156,378	$6,411	$(14,895)	$1,147,894

	December 31, 2017
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Agency	$47,051	$236	$(78)	$47,209
Corporate debt	78,155	1,585	(194)	79,546
Municipal bonds	228,929	3,942	(743)	232,128
Collateralized mortgage obligation: residential	33,984	132	(335)	33,781
Mortgage-backed securities: residential	398,664	266	(4,165)	394,765
Total investment securities available-for-sale	786,783	6,161	(5,515)	787,429
Investment securities held-to-maturity:
Mortgage-backed securities: residential	17,153	—	(209)	16,944
Other	1,138	—	—	1,138
Total investment securities held-to-maturity	18,291	—	(209)	18,082
Total investment securities	$805,074	$6,161	$(5,724)	$805,511

Unrealized gains and losses on investment securities available-for-sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At December 31, 2018, the Company had accumulated other comprehensive loss of $7.9 million, or $5.6 million net of tax, compared to accumulated other comprehensive income of $646,000 or $415,000 net of tax, at December 31, 2017.

At December 31, 2018, mortgage-backed securities with an estimated par value of $20.3 million and a fair value of $20.9 million were pledged as collateral for the Bank’s HOA reverse repurchase agreements, which totaled $75,000. The average balance of repurchase agreement facilities was $15.0 million during the year ended December 31, 2018.

INDEX

At December 31, 2018 and 2017, there were not holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The Company reviews individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is temporary, meaning: (i) those declines were due to interest rate changes and not to a deterioration in the creditworthiness of the issuers of those investment securities, and (ii) we have the ability to hold those securities until there is a recovery in their values or until their maturity.

If it is probable that the Company will be unable to collect all amounts due according to contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an OTTI occurs, the cost basis of the security will be written down to its fair value as the new cost basis and the write down accounted for as a realized loss. There were no OTTI as of December 31, 2018 and 2017. As of December 2016, the Company realized OTTI losses net of recoveries of $205,000.

INDEX

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	December 31, 2018
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Investment securities available-for-sale:
Agency	15	26,229	(333)	6	10,434	(186)	21	36,663	(519)
Corporate debt	9	47,805	(471)	8	19,369	(435)	17	67,174	(906)
Municipal bonds	60	45,083	(369)	102	69,693	(1,856)	162	114,776	(2,225)
Collateralized mortgage obligation: residential	1	814	(1)	8	18,104	(424)	9	18,918	(425)
Mortgage-backed securities: residential	20	70,839	(435)	120	324,864	(9,699)	140	395,703	(10,134)
Total investment securities available-for-sale	105	190,770	(1,609)	244	442,464	(12,600)	349	633,234	(14,209)
Investment securities held-to-maturity:
Mortgage-backed securities: residential	3	11,256	(81)	3	15,741	(605)	6	26,997	(686)
Other	—	—	—	—	—	—	—	—	—
Total investment securities held-to-maturity	3	11,256	(81)	3	15,741	(605)	6	26,997	(686)
Total investment securities	108	$202,026	$(1,690)	247	$458,205	$(13,205)	355	$660,231	$(14,895)

	December 31, 2017
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Investment securities available-for-sale:
Agency	6	$13,754	$(78)	—	$—	$—	6	$13,754	$(78)
Corporate debt	4	10,079	(64)	2	6,076	(130)	6	16,155	(194)
Municipal bonds	103	61,313	(268)	30	15,658	(475)	133	76,971	(743)
Collateralized mortgage obligation: residential	5	13,971	(149)	3	8,943	(186)	8	22,914	(335)
Mortgage-backed securities: residential	66	220,951	(1,600)	41	110,062	(2,565)	107	331,013	(4,165)
Total available-for-sale	184	320,068	(2,159)	76	140,739	(3,356)	260	460,807	(5,515)
Investment securities held-to-maturity:
Mortgage-backed securities: residential	2	10,745	(133)	1	6,198	(76)	3	16,943	(209)
Other	—	—	—	—	—	—	—	—	—
Total held-to-maturity	2	10,745	(133)	1	6,198	(76)	3	16,943	(209)
Total securities	186	$330,813	$(2,292)	77	$146,937	$(3,432)	263	$477,750	$(5,724)

INDEX

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2018, by contractual maturity are shown in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Treasury	$—	$—	$10,407	$10,606	$49,281	$50,306	$—	$—	$59,688	$60,912
Agency	992	991	35,103	35,769	74,149	74,926	18,714	18,384	128,958	130,070
Corporate	—	—	—	—	104,158	103,543	—	—	104,158	103,543
Municipal bonds	5,271	5,264	29,715	29,704	70,354	69,581	133,574	134,081	238,914	238,630
Collateralized mortgage obligation: residential	—	—	—	—	815	814	23,884	23,524	24,699	24,338
Mortgage-backed securities: residential	—	—	1,569	1,527	162,855	161,964	390,327	382,238	554,751	545,729
Total investment securities available-for-sale	6,263	6,255	76,794	77,606	461,612	461,134	566,499	558,227	1,111,168	1,103,222
Investment securities held-to-maturity:
Mortgage-backed securities: residential	—	—	928	942	—	—	42,453	41,901	43,381	42,843
Other	—	—	—	—	—	—	1,829	1,829	1,829	1,829
Total investment securities held-to-maturity	—	—	928	942	—	—	44,282	43,730	45,210	44,672
Total investment securities	$6,263	$6,255	$77,722	$78,548	$461,612	$461,134	$610,781	$601,957	$1,156,378	$1,147,894

During the years ended December 31, 2018, 2017 and 2016, the Company recognized gross gains on sales of available-for-sale securities in the amounts of $1.6 million, $3.1 million and $1.8 million, respectively. During the years ended December 31, 2018, 2017 and 2016, the Company recognized gross losses on sales of available-for-sale securities in the amounts of $208,000, $386,000 and $9,000, respectively. The Company had net proceeds from the sale or maturity/call of available-for-sale securities of $407.0 million, $268.6 million and $230.9 million during the years ended December 31, 2018, 2017 and 2016, respectively.

FHLB, FRB and other stock

At December 31, 2018, the Company had $19.6 million in FHLB stock, $51.5 million in FRB stock and $37.7 million in other stock, all carried at cost. During the years ended December 31, 2018 and 2017, FHLB had repurchased $24.9 million and $10.3 million, respectively, of the Company’s excess FHLB stock through their stock repurchase program. During the year ended December 31, 2016, FHLB did not repurchase any of the Company’s excess FHLB stock through their stock repurchase program. The Company evaluates its investments in FHLB and other stock for impairment periodically, including their capital adequacy and overall financial condition. No impairment losses have been recorded through December 31, 2018.

INDEX

4. Loans

The following table presents the composition of the loan portfolio as of the dates indicated:

	For the Years Ended December 31,
	2018	2017
	(dollars in thousands)
Business loans:
Commercial and industrial	$1,364,423	$1,086,659
Franchise	765,416	660,414
Commercial owner occupied	1,679,122	1,289,213
SBA	193,882	185,514
Agribusiness	138,519	116,066
Total business loans	4,141,362	3,337,866
Real estate loans:
Commercial non-owner occupied	2,003,174	1,243,115
Multi-family	1,535,289	794,384
One-to-four family	356,264	270,894
Construction	523,643	282,811
Farmland	150,502	145,393
Land	46,628	31,233
Total real estate loans	4,615,500	2,767,830
Consumer loans:
Consumer loans	89,424	92,931
Gross loans held for investment	8,846,286	6,198,627
Deferred loan origination fees and discounts, net	(9,468)	(2,403)
Loans held for investment	8,836,818	6,196,224
Allowance for loan losses	(36,072)	(28,936)
Loans held for investment, net	$8,800,746	$6,167,288

Loans held for sale, at lower of cost or fair value	$5,719	$23,426

The Company originates SBA loans with the intent to sell the guaranteed portion of the loan prior to maturity and, therefore, designates them as held for sale. From time to time, the Company may purchase or sell other types of loans in order to manage concentrations, maximize interest income, change risk profiles, improve returns and generate liquidity.

INDEX

Concentration of Credit Risk

The Company’s loan portfolio was collateralized by various forms of real estate and business assets located principally in California, as well as in certain markets in the states of Arizona, Nevada, and Washington where we also have depository offices. The Company’s loan portfolio contains concentrations of credit in commercial non-owner occupied real estate, multi-family real estate and commercial owner occupied business loans. The Company maintains policies approved by the board of directors that address these concentrations and continues to diversify its loan portfolio through loan originations and purchases and sales of loans to meet approved concentration levels. While management believes that the collateral presently securing these loans is adequate, there can be no assurances that significant deterioration in the California real estate market and economy would not expose the Company to significantly greater credit risk.

Loans Serviced for Others

The Company generally retains the servicing rights of the guaranteed portion of SBA loans sold, for which the Company records a servicing asset at fair value and subsequently accounted for at the lower of cost or market value. At December 31, 2018 and 2017, the servicing asset total $8.5 million and $8.8 million, respectively, and was included in other assets. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. At December 31, 2018, and 2017, the Company determined that no valuation allowance was necessary.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans and participations serviced for others were $635.3 million December 31, 2018 and $634.5 million at December 31, 2017.

INDEX

Purchased Credit Impaired Loans

The Company has purchased loans through the bank acquisitions, for which there was evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at December 31, 2018 and 2017 was as follows:

	For the Years Ended December 31,
	2018	2017
	(dollars in thousands)
Business loans:
Commercial and industrial	$10	$3,310
Commercial owner occupied	632	1,262
SBA	1,265	1,802
Total business loans	1,907	6,374
Real estate loans:
Commercial non-owner occupied	275	1,650
One-to-four family	—	255
Construction	—	517
Land	—	83
Total real estate loans	275	2,505
Consumer loans:
Consumer loans	—	10
Total purchase credit impaired	$2,182	$8,889

The following table summarizes the accretable yield on the purchased credit impaired for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Balance at the beginning of period	$3,019	$3,747	$2,726
Additions	1,430	3,102	788
Accretion	(532)	(2,037)	(1,354)
Payoffs	(1,688)	(2,125)	165
Sales	(1,818)	—	—
Reclassification from nonaccretable difference	—	332	1,422
Balance at the end of period	$411	$3,019	$3,747

INDEX

Impaired Loans

The following tables provide a summary of the Company’s investment in impaired loans as of and for the periods indicated:

	Recorded Investment	Unpaid Principal Balance	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
December 31, 2018
Business loans
Commercial and industrial	$1,023	$1,071	$550	$473	$118	$1,173	$1
Franchise	189	190	—	189	—	119	—
Commercial owner occupied	599	628	—	599	—	1,549	—
SBA	2,739	7,598	488	2,251	466	1,814	—
Agribusiness	7,500	7,500	—	7,500	—	625	35
Real estate loans
Commercial non-owner occupied	—	—	—	—	—	538	—
Multi-family	—	—	—	—	—	500	—
One-to-four family	408	453	—	408	—	1,206	—
Land	—	—	—	—	—	5	—
Consumer loans
Consumer	—	—	—	—	—	33	—
Totals	$12,458	$17,440	$1,038	$11,420	$584	$7,562	$36
December 31, 2017
Business loans
Commercial and industrial	$1,160	$1,585	$—	$1,160	$—	$441	$—
Commercial owner occupied	97	98	97	—	55	153	—
SBA	1,201	4,329	—	1,201	—	434	—
Real estate loans
Commercial non-owner occupied	—	—	—	—	—	86	—
One-to-four family	817	849	—	817	—	166	—
Construction	—	—	—	—	—	1,017	—
Land	9	35	—	9	—	12	—
Totals	$3,284	$6,896	$97	$3,187	$55	$2,309	$—
December 31, 2016
Business loans
Commercial and industrial	$250	$1,990	$250	$—	$250	$864	$76
Franchise	—	—	—	—	—	1,016	68
Commercial owner occupied	436	847	—	436	—	505	37
SBA	316	3,865	—	316	—	331	23
Real estate loans
Commercial non-owner occupied	—	—	—	—	—	1,072	93
One-to-four family	124	291	—	124	—	226	18
Land	15	36	—	15	—	18	2
Totals	$1,141	$7,029	$250	$891	$250	$4,032	$317

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

We sometimes modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments and, in limited cases, concessions to the outstanding loan balances. These loans are classified as troubled debt restructurings (“TDRs”) and considered impaired loans. TDRs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition or cash flows. A workout plan between us and the borrower is designed to provide a bridge for borrower cash flow shortfalls in the near term. A TDR loan may be returned to accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a time frame of at least six months, and the ultimate collectability of the total contractual restructured principal and interest in no longer in doubt. At December 31, 2018, the Company had no recorded investment in a TDR compared to $97,000 at December 31, 2017.

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

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest. The Company had impaired loans on nonaccrual status of $4.9 million, $3.3 million and $1.1 million at December 31, 2018, 2017 and 2016, respectively. The Company did not record income from the receipt of cash payments related to nonaccruing loans during the years ended December 31, 2018, 2017 and 2016. The Company had $213,000 of loans 90 days or more past due and still accruing at December 31, 2018, all of which were PCI loans. Income recognition for PCI loans is accounted for in accordance with ASC Subtopic 310-30 Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. The Company had $1.8 million in loans 90 days or more past due and still accruing at December 31, 2017.

Credit Quality and Credit Risk

The Company’s credit quality is maintained and credit risk managed in two distinct areas. The first is the loan origination process, wherein the Bank underwrites credit and chooses which risks it is willing to accept. The second is in the ongoing oversight of the loan portfolio, where existing credit risk is measured and monitored, and where performance issues are dealt with in a timely and comprehensive fashion.

The Company maintains a comprehensive credit policy, which sets forth minimum and maximum tolerances for key elements of loan risk. The policy identifies and sets forth specific guidelines for analyzing each of the loan products the Company offers from both an individual and portfolio wide basis. The credit policy is reviewed annually by the Bank Board. The Bank’s seasoned underwriters and portfolio managers ensure all key risk factors are analyzed with most loan underwriting including a comprehensive global cash flow analysis.

INDEX

Credit risk is monitored and managed within the loan portfolio by the Company’s portfolio managers based on a comprehensive credit and portfolio review policy. This policy requires a program of financial data collection and analysis, comprehensive loan reviews, property and/or business inspections and monitoring of portfolio concentrations and trends. The portfolio managers also monitor asset-based lines of credit, loan covenants and other conditions associated with the Company’s business loans as a means to help identify potential credit risk. Individual loans, excluding the homogeneous loan portfolio, are reviewed at least every two years, and in most cases, more often including the assignment of a risk grade.

Risk grades are based on a six-grade Pass scale, P1 - P5 and Watch; along with Special Mention, Substandard, Doubtful and Loss classifications, as such classifications are defined by the federal banking regulatory agencies. The assignment of risk grades allows the Company to, among other things, identify the risk associated with each credit in the portfolio, and to provide a basis for estimating probable incurred losses inherent in the portfolio. Risk grades are reviewed regularly by the Company’s Credit and Portfolio Review committee, and are reviewed annually by an independent third-party, as well as by regulatory agencies during scheduled examinations.

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

When a loan is graded as special mention or substandard or doubtful, the Company obtains an updated valuation of the underlying collateral. If the credit in question is also identified as impaired, a valuation allowance, if necessary, is established against such loan or a loss is recognized by a charge to the allowance for loan losses if management believes that the full amount of the Company’s recorded investment in the loan is no longer collectable. The Company typically continues to obtain or confirm updated valuations of underlying collateral for special mention and classified loans on an annual or biannual basis in order to have the most current indication of fair value. Once a loan is identified as impaired, an analysis of the underlying collateral is performed at least quarterly, and corresponding changes in any related valuation allowance are made or balances deemed to be fully uncollectable are charged-off.

INDEX

The following tables stratify the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio, including loans held for sale, as of the periods indicated:

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
December 31, 2018	(dollars in thousands)
Business loans
Commercial and industrial	$1,340,322	$12,005	$12,134	$—	$1,364,461
Franchise	760,795	4,431	190	—	765,416
Commercial owner occupied	1,660,994	1,580	16,548	—	1,679,122
SBA	189,006	2,289	6,906	—	198,201
Agribusiness	125,355	—	13,164	—	138,519
Real estate loans
Commercial non-owner occupied	1,998,118	731	5,687	—	2,004,536
Multi-family	1,530,567	4,060	662	—	1,535,289
One-to-four family	350,083	728	5,453	—	356,264
Construction	523,643	—	—	—	523,643
Farmland	150,381	—	121	—	150,502
Land	46,008	132	488	—	46,628
Consumer loans
Consumer loans	89,321	—	103	—	89,424
Totals	$8,764,593	$25,956	$61,456	$—	$8,852,005

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
December 31, 2017	(dollars in thousands)
Business loans
Commercial and industrial	$1,063,452	$8,163	$15,044	$—	$1,086,659
Franchise	660,415	—	—	—	660,415
Commercial owner occupied	1,273,380	654	21,180	—	1,295,214
SBA	199,468	1	3,469	—	202,938
Warehouse facilities	108,143	4,079	3,844	—	116,066
Real estate loans
Commercial non-owner occupied	1,242,045	—	1,070	—	1,243,115
Multi-family	794,156	—	228	—	794,384
One-to-four family	268,776	154	1,964	—	270,894
Construction	282,294	517	—	—	282,811
Farmland	144,234	44	1,115	—	145,393
Land	30,979	—	254	—	31,233
Consumer loans
Consumer loans	92,794	—	137	—	92,931
Totals	$6,160,136	$13,612	$48,305	$—	$6,222,053

INDEX

		Days Past Due
	Current	30-59	60-89	90+	Total Gross Loans	Non-accruing
December 31, 2018	(dollars in thousands)
Business loans
Commercial and industrial	$1,362,017	$309	$1,204	$931	$1,364,461	$931
Franchise	759,546	5,680	—	190	765,416	190
Commercial owner occupied	1,677,967	343	—	812	1,679,122	599
SBA	195,051	524	—	2,626	198,201	2,739
Agribusiness	138,519	—	—	—	138,519	—
Real estate loans
Commercial non-owner occupied	2,004,536	—	—	—	2,004,536	—
Multi-family	1,535,275	14	—	—	1,535,289	—
One-to-four family	356,219	30	9	6	356,264	398
Construction	523,643	—	—	—	523,643	—
Farmland	150,502	—	—	—	150,502	—
Land	46,628	—	—	—	46,628	—
Consumer loans
Consumer loans	89,249	146	29	—	89,424	—
Totals	$8,839,152	$7,046	$1,242	$4,565	$8,852,005	$4,857

		Days Past Due
	Current	30-59	60-89	90+	Total Gross Loans	Non-accruing
December 31, 2017	(dollars in thousands)
Business loans
Commercial and industrial	$1,085,770	$84	$570	$235	$1,086,659	$1,160
Franchise	660,415	—	—	—	660,415	—
Commercial owner occupied	1,291,254	3,474	486	—	1,295,214	97
SBA	200,821	177	—	1,940	202,938	1,201
Warehouse facilities	116,066	—	—	—	116,066	—
Real estate loans
Commercial non-owner occupied	1,243,115	—	—	—	1,243,115	—
Multi-family	792,603	1,781	—	—	794,384	—
One-to-four family	269,725	354	—	815	270,894	817
Construction	282,811	—	—	—	282,811	—
Farmland	145,393	—	—	—	145,393	—
Land	31,141	83	—	9	31,233	9
Consumer loans
Consumer loans	92,880	11	—	40	92,931	—
Totals	$6,211,994	$5,964	$1,056	$3,039	$6,222,053	$3,284

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

INDEX

The loan portfolio is segmented into groups of loans with similar risk characteristics. Each segment possesses varying degrees of risk based on, among other things, the type of loan, the type of collateral, and the sensitivity of the borrower or industry to changes in external factors such as economic conditions. An estimated loss rate calculated using the Company’s historical loss rates adjusted for current portfolio trends, economic conditions, and other relevant internal and external factors, is applied to each group’s aggregate loan balances.

The Company’s base ALLL factors are determined by management using the Bank’s annualized actual trailing charge-off data over a full credit cycle with an approximate average loss emergence period of1.4 years. Potential adjustments to those base factors are made for relevant internal and external factors. Those factors may include:

•	Changes in lending policies and procedures, including underwriting standards and collection, charge-offs, and recovery practices;

•	Changes in the nature and volume of the loan portfolio , as well as new types of lending;

•	Changes in the experience, ability, and depth of lending management and other relevant staff that may have an impact on our loan portfolio;

•	Changes in the volume and severity of adversely classified or graded loans;

•	Changes in the quality of our loan review system and the management oversight;

•	The existence and effect of any concentrations of credit and changes in the level of such concentrations;

•	Changes in national, regional and local economic conditions, including trends in real estate values and the interest rate environment;

•	Changes in the value of the underlying collateral for collateral-dependent loans; and
The effect of external factors, such as competition, legal developments and regulatory requirements on the level of estimated credit losses in our current loan portfolio

For loans risk graded as watch or worse, progressively higher potential loss factors are applied based on migration analysis of risk grading and net charge-offs.

INDEX

The following tables summarize the allocation of the allowance as well as the activity in the allowance attributed to various segments in the loan portfolio as of and for the periods indicated:

	Commercial and Industrial	Franchise	Commercial Owner Occupied	SBA	Agribusiness	Warehouse Facilities	Commercial Non-owner Occupied	Multi-family	One-to-four Family	Construction	Farmland	Land	Consumer Loans	Total
	(dollars in thousands)
Balance, December 31, 2017	$9,721	$5,797	$767	$2,890	$1,291	$—	$1,266	$607	$803	$4,569	$137	$993	$95	$28,936
Charge-offs	(1,411)	—	(33)	(102)	—	—	—	—	—	—	—	—	(409)	(1,955)
Recoveries	698	—	47	169	—	—	—	—	13	—	—	—	8	935
Provisions for (reduction in) loan losses	1,813	703	605	1,331	1,992	—	338	118	(11)	597	366	(221)	525	8,156
Balance, December 31, 2018	$10,821	$6,500	$1,386	$4,288	$3,283	$—	$1,604	$725	$805	$5,166	$503	$772	$219	$36,072
Amount of allowance attributed to:
Specifically evaluated impaired loans	$118	$—	$—	$466	$—	$—	$—	$—	$—	$—	$—	$—	$—	$584
General portfolio allocation	10,703	6,500	1,386	3,822	3,283	—	1,604	725	805	5,166	503	772	219	35,488
Loans individually evaluated for impairment	1,023	189	599	2,739	7,500	—	—	—	408	—	—	—	—	12,458
Specific reserves to total loans individually evaluated for impairment	11.53%	—%	—%	17.01%	—%	—%	—%	—%	—%	—%	—%	—%	—%	4.69%
Loans collectively evaluated for impairment	$1,363,400	$765,227	$1,678,523	$191,143	$131,019	$—	$2,003,174	$1,535,289	$355,856	$523,643	$150,502	$46,628	$89,424	$8,833,828
General reserves to total loans collectively evaluated for impairment	0.79%	0.85%	0.08%	2.00%	2.51%	—%	0.08%	0.05%	0.23%	0.99%	0.33%	1.66%	0.24%	0.40%
Total gross loans	$1,364,423	$765,416	$1,679,122	$193,882	$138,519	$—	$2,003,174	$1,535,289	$356,264	$523,643	$150,502	$46,628	$89,424	$8,846,286
Total allowance to gross loans	0.79%	0.85%	0.08%	2.21%	2.37%	—%	0.08%	0.05%	0.23%	0.99%	0.33%	1.66%	0.24%	0.41%

INDEX

	Commercial and Industrial	Franchise	Commercial Owner Occupied	SBA	Agribusiness	Warehouse Facilities	Commercial Non-owner Occupied	Multi-family	One-to-four Family	Construction	Farmland	Land	Consumer Loans	Total
	(dollars in thousands)

Balance, December 31, 2016	$6,362	$3,845	$1,193	$1,039	$—	$—	$1,715	$2,927	$365	$3,632	$—	$198	$20	$21,296
Charge-offs	(1,344)	—	—	(8)	—	—	—	—	(10)	—	—	—	—	(1,362)
Recoveries	94	—	105	127	—	—	—	—	35	—	—	—	1	362
Provisions for (reduction in) loan losses	4,609	1,952	(531)	1,732	1,291	—	(449)	(2,320)	413	937	137	795	74	8,640
Balance, December 31, 2017	$9,721	$5,797	$767	$2,890	$1,291	$—	$1,266	$607	$803	$4,569	$137	$993	$95	$28,936
Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$—	$55	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$55
General portfolio allocation	9,721	5,797	712	2,890	1,291	—	1,266	607	803	4,569	137	993	95	28,881
Loans individually evaluated for impairment	1,160	—	97	1,201	—	—	—	—	817	—	—	9	—	3,284
Specific reserves to total loans individually evaluated for impairment	—%	—%	56.70%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	1.67%
Loans collectively evaluated for impairment	$1,085,499	$660,414	$1,289,116	$184,313	$116,066	$—	$1,243,115	$794,384	$270,077	$282,811	$145,393	$31,224	$92,931	$6,195,343
General reserves to total loans collectively evaluated for impairment	0.90%	0.88%	0.06%	1.57%	1.11%	—%	0.10%	0.08%	0.30%	1.62%	0.09%	3.18%	0.10%	0.47%
Total gross loans	$1,086,659	$660,414	$1,289,213	$185,514	$116,066	$—	$1,243,115	$794,384	$270,894	$282,811	$145,393	$31,233	$92,931	$6,198,627
Total allowance to gross loans	0.89%	0.88%	0.06%	1.56%	1.11%	—%	0.10%	0.08%	0.30%	1.62%	0.09%	3.18%	0.10%	0.47%

INDEX

	Commercial and Industrial	Franchise	Commercial Owner Occupied	SBA	Agribusiness	Warehouse Facilities	Commercial Non-owner Occupied	Multi-family	One-to-four Family	Construction	Farmland	Land	Consumer Loans	Total

Balance, December 31, 2015	$3,449	$3,124	$1,870	$1,500	$—	$759	$2,048	$1,583	$698	$2,030	$—	$233	$23	$17,317
Charge-offs	(2,802)	(980)	(329)	(980)	—	—	—	—	(151)	—	—	—	—	(5,242)
Recoveries	177	—	25	193	—	—	21	—	25	—	—	—	4	445
Provisions for (reduction in) loan losses	5,538	1,701	(373)	326	—	(759)	(354)	1,344	(207)	1,602	—	(35)	(7)	8,776
Balance, December 31, 2016	$6,362	$3,845	$1,193	$1,039	$—	$—	$1,715	$2,927	$365	$3,632	$—	$198	$20	$21,296
Amount of allowance attributed to:
Specifically evaluated impaired loans	$250	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$250
General portfolio allocation	6,112	3,845	1,193	1,039	—	—	1,715	2,927	365	3,632	—	198	20	21,046
Loans individually evaluated for impairment	250	—	436	316	—	—	—	—	124	—	—	15	—	1,141
Specific reserves to total loans individually evaluated for impairment	100.00%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	21.91%
Loans collectively evaluated for impairment	$562,919	$459,421	$454,482	$88,678	$—	$—	$586,975	$690,955	$100,327	$269,159	$—	$19,814	$4,112	$3,236,842
General reserves to total loans collectively evaluated for impairment	1.09%	0.84%	0.26%	1.17%	—%	—%	0.29%	0.42%	0.36%	1.35%	—%	1.00%	0.49%	0.65%
Total gross loans	$563,169	$459,421	$454,918	$88,994	$—	$—	$586,975	$690,955	$100,451	$269,159	$—	$19,829	$4,112	$3,237,983
Total allowance to gross loans	1.13%	0.84%	0.26%	1.17%	—%	—%	0.29%	0.42%	0.36%	1.35%	—%	1.00%	0.49%	0.66%

INDEX

6. Other Real Estate Owned

Other real estate owned was $147,000 at December 31, 2018, $326,000 at December 31, 2017 and $460,000 at December 31, 2016. The following summarizes the activity in the other real estate owned for the years ended December 31:

	2018	2017	2016
	(dollars in thousands)
Balance, beginning of year	$326	$460	$1,161
Additions:
Acquisitions	524	326	197
Foreclosures	15	—	—
Sales	(1,055)	(507)	(577)
Gain (loss) on sale	346	47	18
Write downs	(9)	—	(339)
Balance, end of year	$147	$326	$460

The Company had no consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of December 31, 2018, compared to $73,000 as of December 31, 2017.

INDEX

7. Premises and Equipment

The Company’s premises and equipment consisted of the following at December 31:

	2018	2017
	(dollars in thousands)
Land	$18,902	$16,920
Premises	25,361	19,868
Leasehold improvements	15,824	14,025
Furniture, fixtures and equipment	28,994	20,480
Automobiles	173	187
Subtotal	89,254	71,480
Less: accumulated depreciation	24,563	18,325
Total	$64,691	$53,155

Depreciation expense for premises and equipment was $7.7 million for 2018, $4.9 million for 2017 and $2.9 million for 2016.

INDEX

8. Goodwill and Core Deposit Intangibles

At December 31, 2018, the Company had goodwill of $808.7 million. Additions to goodwill in 2018 includes $313.0 million due to the acquisition Grandpoint and adjustments to goodwill in the amount of $1.8 million for Plaza Bank and $600,000 for Heritage Oaks Bank during the one-year measurement period subsequent to acquisition date. The following table presents changes in the carrying value of goodwill for the periods indicated:

	2018	2017	2016
	(dollars in thousands)
Balance, beginning of year	$493,329	$102,490	$50,832
Goodwill acquired during the year	313,043	390,839	51,658
Purchase Accounting Adjustments	2,354	—	—
Impairment losses	—	—	—
Balance, end of year	$808,726	$493,329	$102,490
Accumulated impairment losses at end of year	$—	$—	$—
The Company’s goodwill was evaluated for impairment during the fourth quarter of 2018, with no impairment loss recognition considered necessary.

At December 31, 2018, the Company had $100.6 million of CDI. Additions to CDI of $71.1 million were primarily due to the acquisition Grandpoint. The Company’s change in the gross amount of core deposit intangibles and the related accumulated amortization consisted of the following at December 31:

	2018	2017	2016
	(dollars in thousands)
Gross amount of CDI:
Balance, beginning of year	$54,809	$15,102	$10,782
Additions due to acquisitions	71,136	39,707	4,320
Balance, end of year	125,945	54,809	15,102
Accumulated amortization:
Balance, beginning of year	(11,795)	(5,651)	(3,612)
Amortization	(13,594)	(6,144)	(2,039)
Balance, end of year	(25,389)	(11,795)	(5,651)
Net CDI, end of year	$100,556	$43,014	$9,451

The estimated aggregate amortization expense related to our core deposit intangible assets for each of the next five years, in order from the present, is $17.2 million, $15.4 million, $13.4 million, $11.7 million, and $10.2 million. The Company’s core deposit intangibles is evaluated for impairment, if events and circumstances indicate possible impairment. Factors that may attribute to impairment include customer attrition and run-off. Management is unaware of any events and/or circumstances that would indicate a possible impairment to the core deposit intangibles.

INDEX

9. Bank Owned Life Insurance

At December 31, 2018 and 2017, the Company had $110.9 million and $76.0 million, respectively of BOLI. The Company recorded noninterest income associated with the BOLI policies of $3.4 million, $2.3 million and $1.4 million for the years ending December 31, 2018, 2017 and 2016, respectively.

BOLI involves the purchasing of life insurance by the Company on a select group of employees where the Company is the owner and beneficiary of the policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash surrender value of these policies, as well as a portion of the insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties.

10. Qualified Affordable Housing Project Investments

The Company’s investment in Qualified Affordable Housing Funds that generate Low Income Housing Tax Credits at December 31, 2018 and 2017 was $39.4 million and $11.6 million, respectively, recorded in other assets. Total unfunded commitments related to the investments in qualified affordable housing funds totaled $13.4 million and $1.3 million at December 31, 2018 and 2017, respectively. The Company has invested in five separate LIHTC funds, which provide the Company with CRA credit. Additionally, the investment in LIHTC funds provide the Company with tax credits and with operating loss tax benefits over an approximately 10 year period. None of the original investment will be repaid. The investments in the WNC Institutional Tax Credit funds are being accounted for using the cost method, under which the Company amortizes as non-interest expense the initial cost of the investment equally over the expected time period in which tax credits and other tax benefits will be received. The investments in the Sycamore Court, R4 CA Housing and Cypress Cove funds qualify for and are being accounted for using the proportional amortization method, which allows for the amortization of the investments to be in proportion to the total of the tax credits and other tax benefits that are allocated to the investor. The tax credits and operating loss tax benefits are recognized in the income statement as a component of income tax expense (benefit) for all LIHTC funds.

INDEX

The following table presents the Company’s original investment in the LIHTC funds, the current recorded investment balance, and the unfunded liability balance of each investment at December 31, 2018 and 2017. In addition, the table reflects the tax credits and tax benefits recorded by the Company during 2018 and 2017, the amortization of the investment and the net impact to the Company’s income tax provision for 2018 and 2017.

	Original Investment Value	Current Recorded Investment	Unfunded Liability Obligation	Tax Credits and Tax Deductions(1)	Amortization of Investments (2)	Net Income Tax Benefit
December 31, 2018	(dollars in thousands)
WNC Institutional Tax Credit Fund X, CA Series 11 L.P.	$5,000	$2,250	$—	$715	$500	$(675)
WNC Institutional Tax Credit Fund X, CA Series 12, L.P.	5,000	2,750	136	786	500	(703)
Sycamore Court	6,181	4,580	927	1,141	1,003	(766)
R4 CA Housing	15,000	13,426	9,405	4,721	1,574	(1,950)
Cypress Cove	20,000	16,401	2,914	1,621	997	(1,113)
Total - Investments in Qualified Affordable Housing Projects	$51,181	$39,407	$13,382	$8,984	$4,574	$(5,207)

	Original Investment Value	Current Recorded Investment	Unfunded Liability Obligation	Tax Credits and Tax Deductions(1)	Amortization of Investments (2)	Net Income Tax Benefit
December 31, 2017
WNC Institutional Tax Credit Fund X, CA Series 11 L.P.	$5,000	$2,750	$85	$455	$500	$(663)
WNC Institutional Tax Credit Fund X, CA Series 12, L.P.	5,000	3,250	288	482	500	(690)
Sycamore Court	6,181	5,582	927	1,577	599	(782)
Total - Investments in Qualified Affordable Housing Projects	$16,181	$11,582	$1,300	$2,514	$1,599	$(2,135)
(1) The amounts reflected in this column represent both the tax credits, as well as the tax benefits generated by the Qualified Affordable Housing Projects operating loss for the year, which are included in the calculation of income tax expense.

(2) This amount represents the amortization of the investment cost of the LIHTC.

INDEX

11. Deposit Accounts

Deposit accounts and weighted average interest rates consisted of the following at December 31:

	2018	Weighted Average Interest Rate	2017	Weighted Average Interest Rate
	(dollars in thousands)
Transaction accounts
Noninterest-bearing checking	$3,495,737	—%	$2,226,876	—%
Interest-bearing checking	526,088	0.38%	365,193	0.13%
Money market	2,975,578	0.89%	2,181,571	0.48%
Savings	250,271	0.14%	227,436	0.13%
Total transaction accounts	7,247,674	0.37%	5,001,076	0.21%
Certificates of deposit accounts
250,000 or less	569,877	1.44%	562,147	0.96%
Greater than $250,000	840,800	2.12%	522,663	1.26%
Total certificates of deposit accounts	1,410,677	1.84%	1,084,810	1.10%
Total deposits	$8,658,351	0.63%	$6,085,886	0.33%

The aggregate annual maturities of certificates of deposit accounts at December 31, 2018 are as follows:

	2018
	Balance	Weighted Average Interest Rate
	(dollars in thousands)
Within 3 months	$479,572	1.88%
4 to 6 months	365,578	2.03%
7 to 12 months	264,838	1.68%
13 to 24 months	179,590	1.92%
25 to 36 months	43,103	2.01%
37 to 60 months	13,380	1.74%
Over 60 months	64,616	0.92%
Total	$1,410,677	1.84%

Interest expense on deposit accounts for the years ended December 31 is summarized as follows:

	2018	2017	2016
	(dollars in thousands)
Checking accounts	$1,167	$365	$200
Money market accounts	19,567	6,720	3,641
Savings	357	251	151
Certificates of deposit accounts	16,562	6,035	4,399
Total	$37,653	$13,371	$8,391

Accrued interest on deposits, which is included in accrued expenses and other liabilities, was $1,742,000 at December 31, 2018 and $526,000 at December 31, 2017.

INDEX

12. Federal Home Loan Bank Advances and Other Borrowings

As of December 31, 2018, the Company has a line of credit with the FHLB that provides for advances totaling up to 45% of the Company’s assets, equating to a credit line of $5.18 billion, of which $1.78 billion was available for borrowing. The available for borrowing was based on collateral pledged by real estate loans with an aggregate balance of $3.30 billion.

At December 31, 2018, the Company had $506.0 million in overnight FHLB advances and $161.5 million term advances, compared to $310.0 million in overnight FHLB advances and $180.0 million term advances at December 31, 2017. The term advance have maturity dates ranging from January 2019 to June of 2022 and rates ranging from 1.53% to 2.73%.

The following table summarizes activities in advances from the FHLB for the periods indicated:

	Year Ended December 31,
	2018	2017
	(dollars in thousands)
Average balance outstanding	$529,278	$290,839
Maximum amount outstanding at any month-end during the year	883,612	490,148
Balance outstanding at end of year	667,606	490,148
Weighted average interest rate during the year	2.51%	1.19%

At December 31, 2018 and December 31, 2017, the Company had an uncollateralized and unused repurchase facility with Union Bank of $50.0 million.

The Company had Bank-related credit facilities with Citigroup and Barclays Bank at December 31, 2017. The outstanding credit facilities were secured by pledged MBS with an estimated fair value of $27.3 million.  At December 31, 2017, the Company had borrowings of $18.5 million with Citigroup that matured in September of 2018, $10.0 million with Barclays Bank that matured in February of 2018. The Company did not renew these credit facilities.

The Company sells certain securities under agreements to repurchase. The agreements are treated as overnight borrowings with the obligations to repurchase securities sold reflected as a liability. The dollar amount of investment securities underlying the agreements remain in the asset accounts. The Company enters into these debt agreements as a service to certain HOA depositors to add protection for deposit amounts above FDIC insurance levels. At December 31, 2018, the Company sold securities under agreement to repurchase of $75,000 with weighted average rate of 0.01% and collateralized by investment securities with fair value of approximately $20.9 million. The average balance of repurchase agreement facilities was $15.0 million during the year ended December 31, 2018.

At December 31, 2018, the Bank had unsecured lines of credit with eight correspondent banks for a total amount of $168.0 million and access through the Federal Reserve discount window to borrow $3.3 million. At December 31, 2018 and December 31, 2017, the Company had no outstanding balances against these lines.

In addition, the Corporation acquired a line of credit with Wells Fargo Bank in June of 2017, with availability of $15.0 million. The line, which matures in June 2019, was added to provide an additional source of liquidity at the Corporation level and has no outstanding balance at December 31, 2018 and December 31, 2017.

INDEX

The following table summarizes activities in other borrowings for the periods indicated:

	Year Ended December 31,
	2018	2017
	(dollars in thousands)
Average balance outstanding	$29,193	$50,866
Maximum amount outstanding at any month-end during the year	52,091	52,996
Balance outstanding at end of year	75	46,139
Weighted average interest rate during the year	0.01%	1.86%

13. Subordinated Debentures

In August 2014, the Corporation issued $60.0 million in aggregate principal amount of 5.75% Subordinated Notes Due 2024 (the “Notes”) in a private placement transaction to institutional accredited investors (the “Private Placement”). The Corporation contributed $50.0 million of net proceeds from the Private Placement to the Bank to support general corporate purposes. The Notes bear interest at an annual fixed rate of 5.75%, with the first interest payment on the Notes occurring on March 3, 2015, and interest to be paid semiannually each March 3 and September 3 through September 3, 2024. At December 31, 2018, the carrying value of the Notes was $59.3 million, net of unamortized debt issuance costs of $688 thousand. The Notes can only be redeemed, in whole or in part, prior to the maturity date if the notes do not constitute Tier 2 Capital (for purposes of capital adequacy guidelines of the Board of Governors of the Federal Reserve). As of December 31, 2018, the Notes qualify as Tier 2 Capital. Principal and interest are due upon early redemption.

In connection with the Private Placement, the Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade ratings of BBB+ and BBB for the Corporation’s senior unsecured debt and subordinated debt, respectively, and a deposit rating of A- for the Bank. The Company’s and Bank’s ratings were reaffirmed in October 2018 by KBRA.

In March 2004, the Corporation issued $10.3 million in Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware. The Debt Securities are subordinated to effectively all borrowings of the Corporation and are due and payable on April 6, 2034. Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 5.19% as of December 31, 2018. The Subordinated Debentures may be redeemed, in part or whole, on or after April 7, 2009 at the option of the Corporation, at par. The Subordinated Debentures can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance. The Corporation also purchased a 3% minority interest totaling $310,000 in PPBI Trust I. The balance of the equity of PPBI Trust I is comprised of mandatorily redeemable preferred securities (“Trust Preferred Securities”) and is included in other assets. PPBI Trust I sold $10.0 million of Trust Preferred Securities to investors in a private offering.

On April 1, 2017, as part of the HEOP acquisition, the Corporation assumed $5.2 million of floating rate junior subordinated debt securities associated with Heritage Oaks Capital Trust II. Interest is payable quarterly at three-month LIBOR plus 1.72% per annum, for an effective rate of 4.12% per annum as of December 31, 2018. At December 31, 2018, the carrying value of these debentures was $4.0 million, which reflects purchase accounting fair value adjustments of $1.3 million. The Corporation also assumed $3.1 million and $5.2 million of floating rate junior subordinated debt associated with Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust, respectively. At December 31, 2018, the carrying value of Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust were $2.8 million and $3.8 million, respectively, which reflects purchase accounting fair value adjustments of $306,000 and $1.3 million, respectively. Interest is payable quarterly at three-month LIBOR plus 2.95% per annum, for an effective rate of 5.39% per annum as of December 31, 2018 for Mission Community Capital Trust I. Interest is payable quarterly at three-month LIBOR plus 1.48% per annum, for an effective rate of 3.92% per annum as of December 31, 2018 for Santa Lucia Bancorp (CA) Capital Trust. These three debentures are callable by the Corporation at par.

INDEX

On November 1, 2017, as part of the PLZZ acquisition, the Company assumed three subordinated notes totaling $25.0 million at a fixed interest rate of 7.125% payable in arrears on a quarterly basis. The notes have a maturity date of June 26, 2025 and are also redeemable in whole, or in part, from time to time beginning in June 26, 2020 at an amount equal to 103.0% of principal plus accrued unpaid interest. The redemption price decreases 50 basis points each subsequent year. At December 31, 2018, the carrying value of these subordinated notes was $25.2 million, which reflects purchase accounting fair value adjustments of $157,000.

On July 1, 2018, as part of the Grandpoint acquisition, the Corporation assumed $5.2 million of floating rate junior subordinated debt securities associated with First Commerce Bancorp Statutory Trust I. Interest is payable quarterly at three-month LIBOR plus 2.95% per annum, for an effective rate of 5.74% per annum as of December 31, 2018. At December 31, 2018, the carrying value of these debentures was $4.9 million, which reflects purchase accounting fair value adjustments of $224,000.

The Corporation is not allowed to consolidate any trust preferred securities into the Company’s consolidated financial statements. The resulting effect on the Company’s consolidated financial statements is to report only the Subordinated Debentures as a component of the Company’s liabilities.

The following table summarizes activities for our subordinated debentures for the periods indicated:

	Year Ended December 31,
	2018	2017
	(dollars in thousands)
Average balance outstanding	$107,732	$81,466
Maximum amount outstanding at any month-end during the year	110,313	105,123
Balance outstanding at end of year	110,313	105,123
Weighted average interest rate during the year	6.23%	5.80%

INDEX

14. Income Taxes

Income taxes for the years ended December 31 consisted of the following:

	2018	2017	2016
	(dollars in thousands)
Current income tax provision:
Federal	$19,787	$18,644	$16,928
State	13,178	7,062	4,655
Total current income tax provision	32,965	25,706	21,583
Deferred income tax provision (benefit):
Federal	8,142	8,294	2,379
Effect of Tax Act	(1,441)	5,633	—
State	2,574	2,493	1,253
Total deferred income tax provision (benefit)	9,275	16,420	3,632
Total income tax provision	$42,240	$42,126	$25,215

A reconciliation from statutory federal income taxes, which are based on a statutory rate of 21% for 2018 and 35% for 2017 and 2016, to the Company’s effective income taxes for the years ended December 31 is as follows:

	2018	2017	2016
	(dollars in thousands)
Statutory federal income tax provision	$34,803	$35,778	$22,863
State taxes, net of federal income tax effect	12,724	6,720	4,135
Cash surrender life insurance	(582)	(645)	(407)
Tax exempt interest	(1,135)	(1,660)	(764)
Merger costs	375	824	533
LIHTC investments	(761)	(1,031)	(909)
Effect of the Tax Act	(1,441)	5,633	—
Excess tax benefit of stock-based compensation	(1,811)	(1,995)	—
Prior year true-up	—	(1,108)	—
Other	68	(390)	(236)
Total income tax provision	$42,240	$42,126	$25,215

INDEX

Deferred tax assets (liabilities) were comprised of the following temporary differences between the financial statement carrying amounts and the tax basis of assets at December 31:

	2018	2017	2016
	(dollars in thousands)
Deferred tax assets:
Accrued expenses	$3,239	$2,463	$2,839
Net operating loss	6,115	4,834	3,977
Allowance for loan losses, net of bad debt charge-offs	10,709	8,400	8,061
Deferred compensation	3,649	3,074	2,348
State taxes	2,707	1,500	1,879
Depreciation	—	—	1,090
Loan discount	17,677	8,642	3,477
Stock-based compensation	3,234	1,914	1,108
Unrealized loss on available for sale securities	2,308	—	1,939
Capital loss carryover	—	380	—
AMT credit	96	107	—
Total deferred tax assets	49,734	31,314	26,718
Deferred tax liabilities:
Deferred FDIC gain	(364)	(524)	(1,675)
Core deposit intangibles	(27,388)	(11,691)	(3,331)
Loan origination costs	(4,760)	(3,368)	(4,208)
Depreciation	(1,192)	(699)	—
Unrealized gain on available for sale securities	—	(188)	—
Other	(403)	(1,199)	(697)
Total deferred tax liabilities	(34,107)	(17,669)	(9,911)
Valuation allowance	—	(380)	—
Net deferred tax asset	$15,627	$13,265	$16,807

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). Among other changes, the Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%. The Company performed an initial assessment and reasonably estimated the effects of the Tax Act on its deferred tax amounts to be approximately $5.6 million, which was recorded as a charge to income tax expense in the fourth quarter of 2017, in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”). As required by SAB 118, the Company continued to reassess and refine the effects of the Tax Act on its deferred tax amounts during 2018. As a result, the Company recorded an income tax benefit of $1.4 million during the year ended December 31, 2018. As of December 31, 2018, the Company has completed the accounting for the income tax effects of the Tax Act.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of December 31, 2016 and December 31, 2018. As of December 31, 2017, the Company recorded a valuation allowance of $380,000 against the capital loss carryover deferred tax asset, as the Company does not believe it will generate sufficient capital gain before the capital loss carryover expires.

INDEX

Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to use any net unrealized built in losses and other tax attributes, such as net operating loss and tax credit carryforwards, when it undergoes a 50% ownership change over a designated testing period. The Company has a Section 382 limited net operating loss carry forward of approximately $25.7 million for federal income tax purposes, which is scheduled to expire in 2026. In addition, the Company has a Section 382 limited net operating loss carry forward of approximately $8.9 million for California franchise tax purposes, which is scheduled to expire in 2020. The Company is expected to fully utilize the federal and California net operating loss carryforward before it expires with the application of the Section 382 annual limitation.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
	(dollars in thousands)
Balance at January 1,	$2,906	$—
Additions based on tax positions related to prior years	—	2,906
Balance at December 31,	$2,906	$2,906

The total amount of unrecognized tax benefits was $2.9 million and $2.9 million at December 31, 2018 and 2017, respectively, and is primarily comprised of unrecognized tax benefits from an acquisition during 2017. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $0 at December 31, 2018. The Company does not believe that the unrecognized tax benefits will change within the next twelve months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had accrued for $246,000 and $104,000 of the interest and penalties at December 31, 2018 and 2017, respectively.

INDEX

15. Commitments, Contingencies and Concentrations of Risk

Lease Commitments – The Company leases a portion of its facilities from non-affiliates under operating leases expiring at various dates through 2028. The following schedule shows the minimum annual lease payments, excluding any renewals and extensions, property taxes, and other operating expenses, due under these agreements:

Year ending December 31,	Amount
(dollars in thousands)
2019	$11,468
2020	10,869
2021	10,133
2022	9,296
2023	8,124
Thereafter	10,518
Total	$60,408

Rental expense under all operating leases totaled $9.2 million for 2018, $4.8 million for 2017, and $4.4 million for 2016.

Legal Proceedings –-The Company is not involved in any material pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

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

Additionally, the Bank has entered into three-year employment agreements with each of the following executive officers: the Bank’s President and Chief Operating Officer, the Chief Credit Officer and Chief Innovation Officer. The agreements provide for the payment of a base salary, a bonus based upon the individual’s performance and the overall performance of the Bank, and the payment of severance benefits upon termination under specified circumstances.

Availability of Funding Sources. The Company funds substantially all of the loans thatit originates or purchases through deposits, internally generated funds and/or borrowings. The Company competes for deposits primarily on the basis of rates, and, as a consequence, the Company could experience difficulties in attracting deposits to fund its operations if the Company does not continue to offer deposit rates at levels that are competitive with other financial institutions. To the extent that the Company is not able to maintain its currently available funding sources or to access new funding sources, it would have to curtail its loan production activities or sell loans and investment securities earlier than is optimal. Any such event could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

INDEX

16. Benefit Plans

401(k) Plan. The Bank maintains an Employee Savings Plan (the “401(k) Plan”) which qualifies under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute from 1% to 100% of their compensation, up to the dollar limit imposed by the IRS for tax purposes. In 2018, 2017 and 2016, the Bank matched 100% of contributions for the first three percent contributed and 50% on the next two percent contributed. Contributions made to the 401(k) Plan by the Bank amounted to $2.5 million for 2018, $1.4 million for 2017, and $959,000 for 2016.

Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”). The 2004 Plan was approved by the Corporation’s stockholders in May 2004. The 2004 Plan authorized the granting of incentive stock options, nonstatutory stock options, stock appreciation rights and restricted stock (collectively “Awards”) equal to 525,500 shares of the common stock of the Corporation for issuances to executive, key employees, officers and directors. The 2004 Plan was in effect for a period of ten years starting in February 25, 2004, the date the 2004 Plan was adopted. Awards granted under the 2004 Plan were made at an exercise price equal to the fair market value of the stock on the date of grant. The Awards granted pursuant to the 2004 Plan vest at a rate of 33.3% per year. The 2004 Plan terminated in February 2014.

Heritage Oaks Bancorp, Inc. 2005 Equity Based Compensation Plan (the “2005 Plan”). The 2005 Plan was acquired from Heritage Oaks Bancorp, Inc. on April 1, 2017. The 2005 Plan authorized the granting of Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units and Performance Share Cash Only Awards. As of December 31, 2016, no further grants can be made from this plan, however, Pacific Premier assumed all unvested and unexercised awards.

Pacific Premier Bancorp, Inc. 2012 Long-Term Incentive Plan (the “2012 Plan”)—The 2012 Plan was approved by the Corporation’s stockholders in May 2012. The 2012 Plan authorizes the granting of Awards equal to 620,000 shares of the common stock of the Corporation for issuances to executives, key employees, officers, and directors. The 2012 Plan will be in effect for a period of ten years from May 30, 2012, the date the 2012 Plan was adopted. Awards granted under the 2012 Plan will be made at an exercise price equal to the fair market value of the stock on the date of grant. Awards granted to officers and employees may include incentive stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights. The awards have vesting periods ranging from one to three years, where such vesting may occur in either three equal annual installments or one lump sum at the end of the third year. In May 2014, the Corporation’s stockholders approved an amendment to the 2012 Plan to increase the shares available under the plan by 800,000 shares to total 1,420,000 shares. In May 2015, the Corporation’s stockholders approved an amendment to the 2012 Plan to permit the grant of performance-based awards, including equity compensation awards that may not be subject to the deduction limitation of Section 162(m) of the Internal Revenue Code. The performance-based awards include (i) both performance-based equity compensation awards and performance-based cash bonus payments and (ii) restricted stock units. In May 2017, the Corporation’s stockholders approved an amendment to the 2012 Plan to increase the shares available under the plan by 3,580,000 shares to total 5,000,000 shares.

Heritage Oaks Bancorp, Inc. 2015 Equity Based Compensation Plan (the “2015 Plan”). The 2015 Plan was acquired from Heritage Oaks Bancorp, Inc. on April 1, 2017. The 2015 plan was approved by the Corporation’s stockholders in May 2015. The 2015 Plan authorized the Company to grant various types of share-based compensation awards to the Company’s employees and Board of Directors such as stock options, restricted stock awards, and restricted stock units. Under the 2015 Equity Incentive Plan a maximum of 2,500,000 shares of the Company’s common stock were made to be issued. Shares issued under this plan, other than stock options and stock appreciation rights, were counted against the plan on a two shares for every one share actually issued basis. Awards that were canceled, expired, forfeited, fail to vest, or otherwise resulted in issued shares not being delivered to the grantee, were made available for the issuance of future share-based compensation awards. Additionally, under this plan, no one individual was to be granted shares in aggregate that exceed more than 250,000 shares during any calendar year. The 2015 Plan is still active and Pacific Premier assumed all unvested and unexercised awards.

INDEX

The Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan, Heritages Oaks Bancorp, Inc. 2005 Equity Based Compensation Plan, Pacific Premier Bancorp, Inc. 2012 Long-Term Incentive Plan and the Heritage Oaks Bancorp, Inc. 2015 Equity Based Compensation Plan are collectively the “Plans.”

Stock Options

 As of December 31, 2018, there are 40,105 options outstanding on the 2004 Plan with zero available for grant. As of December 31, 2018, there are 35,950 options outstanding on the 2005 Plan with zero available for grant. As of December 31, 2018, there are 578,063 options outstanding on the 2012 Plan with 3,272,558 available for grant. As of December 31, 2018, there are 27,815 options outstanding on the 2015 Plan with 652,866 available for grant. Below is a summary of the stock option activity in the Plans for the year ended December 31, 2018:

	2018
	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic value
			(in years)	(dollars in thousands)
Outstanding at January 1, 2018	954,523	$13.89
Granted	—	—
Exercised	(255,178)	9.71
Forfeited and Expired	(17,412)	21.53
Outstanding at December 31, 2018	681,933	$15.26	5.26	$6,962
Vested and Exercisable at December 31, 2018	635,396	$15.11	5.04	$6,715

The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $8.4 million, $7.7 million and $2.0 million, respectively.

The amount charged against compensation expense in relation to the stock options was $571,000 for 2018, $927,000 for 2017 and $883,000 for 2016. At December 31, 2018, unrecognized compensation expense related to the options is approximately $134,000.

Restricted Stock Awards and Restricted Stock Units

Below is a summary of the restricted stock activity in the Plans for the years ended December 31, 2018:

	2018
	Shares	Weighted Average Grant-Date Fair Value per share
Unvested at the beginning of the year	446,843	$29.61
Granted	328,358	41.92
Vested	(125,038)	28.53
Forfeited	(14,086)	38.18
Unvested at the end of the year	636,077	$35.98

Compensation expense for the year ended December 31, 2018, 2017 and 2016 related to the above restricted stock grants amounted to $8.5 million, $5.0 million and $2.0 million, respectively. Restricted stock awards and units are valued at the closing stock price on the date of grant and are expensed to stock based

INDEX

compensation expense over the period for which the related service is performed. The total grant date fair value of awards was $12.8 million for 2018 awards. At December 31, 2018, unrecognized compensation expense related to restricted stock award and units is approximately $13.0 million, which expected to be recognized over a weighted-average period of 1.92 years.

Other Plans

Salary Continuation Plan. The Bank implemented a non-qualified supplemental retirement plan in 2006 (the “Salary Continuation Plan”) for certain executive officers of the Bank. The Salary Continuation Plan is unfunded.

Deferred Compensation Plans. The Bank implemented a non-qualified supplemental retirement plan in 2006 (the “Supplemental Executive Retirement Plan” or “SERP”) for certain executive officers of the Bank. The Bank has acquired additional SERPs through the acquisitions of San Diego Trust Bank (“SDTB”), Independence Bank (“IDPK”) and HEOP. The SERP is unfunded. The expense incurred for the SERP for each of the last three years was $827,000, $721,000 and $573,000 resulting in a deferred compensation liability of $10.9 million and $8.3 million as of the years ended 2018 and 2017. In addition, with the acquisition of PLZZ, the Company acquired a deferred compensation plan that is unfunded and results in a deferred compensation asset and liability both in the amount of $1.6 million and $2.0 million as of the years ended 2018 and 2017.

The amounts expensed in 2018, 2017 and 2016 for all of these plans amounted to $827,000, $721,000 and $573,000 respectively. As of December 31, 2018, 2017 and 2016, $10.9 million, $8.4 million, and $5.7 million, respectively, were recorded in other liabilities on the consolidated statements of condition for each of these plans.

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

The Company maintains an allowance for credit losses to provide for commitments related to loans associated with undisbursed loan funds and unused lines of credit. The allowance for these commitments was $4.6 million at December 31, 2018 and $1.9 million at December 31, 2017. The change in the allowance for credit losses for unfunded commitments during the year ended December 31, 2018 was attributable to $2.6 million in fair value adjustments associated unfunded loan commitments and unused lines of credit assumed through the acquisitions of Grandpoint and HEOP. These fair value adjustments were made within the one-year measurement period associated with each acquisition and are attributed to the fair value of unfunded loan commitments and unused lines of credit assumed at the acquisition date.

The Company’s commitments to extend credit at December 31, 2018 were $1.8 billion and $1.2 billion at December 31, 2017. The 2018 balance is primarily composed of $1.1 billion of undisbursed commitments for C&I loans.

INDEX

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2018 and December 31, 2017.
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

INDEX

and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.
The following is a description of both the general and specific valuation methodologies used for certain instruments measured at fair value, as well as the general classification of these instruments pursuant to the valuation hierarchy.

Investment securities. Investment securities are generally valued based upon quotes obtained from an independent third-party pricing service, which uses evaluated pricing applications and model processes. Observable market inputs, such as, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data are considered as part of the evaluation. The inputs are related directly to the security being evaluated, or indirectly to a similarly situated security. Market assumptions and market data are utilized in the valuation models. The Company reviews the market prices provided by the third-party pricing service for reasonableness based on the Company’s understanding of the market place and credit issues related to the securities. The Company has not made any adjustments to the market quotes provided by them and, accordingly, the Company categorized its investment portfolio within Level 2 of the fair value hierarchy.

Impaired Loans and Other Real Estate Owned. A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost. As such, the Company records impaired loans as Level 3. At December 31, 2018, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management and has recorded a specific reserve on one loan in the amount of $584,000 with a principal balance of $1.0 million.

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

	At December 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$203,406	$203,406	$—	$—	$203,406
Interest-bearing time deposits with financial institutions	6,143	6,143	—	—	6,143
Investments held to maturity	45,210	—	44,672	—	44,672
Investment securities available-for-sale	1,103,222	—	1,103,222	—	1,103,222
Loans held for sale	5,719	—	6,072	—	6,072
Loans held for investment, net	8,836,818	—	—	8,697,594	8,697,594
Derivative asset	1,929	—	1,681	—	1,681
Accrued interest receivable	37,837	37,837	—	—	37,837
Liabilities:
Deposit accounts	8,658,351	7,247,673	1,403,524	—	8,651,197
FHLB advances	667,606	—	666,864	—	666,864
Other borrowings	75	—	75	—	75
Subordinated debentures	110,313	—	115,613	—	115,613
Derivative liability	1,929	—	1,681	—	1,681
Accrued interest payable	3,255	3,255	—	—	3,255

	At December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$197,164	$197,164	$—	$—	$197,164
Interest-bearing time deposits with financial institutions	6,633	6,633	—	—	6,633
Investments held to maturity	18,291	—	18,082	—	18,082
Investment securities available for sale	787,429	—	787,429	—	787,429
Loans held for sale	23,426	—	23,524	—	23,524
Loans held for investment, net (1)	6,167,532	—	—	6,269,366	6,269,366
Derivative asset	1,135	—	1,135	—	1,135
Accrued interest receivable	27,053	27,053	—	—	27,053
Liabilities:
Deposit accounts	6,085,868	5,001,053	1,074,564	—	6,075,617
FHLB advances	490,148	—	489,823	—	489,823
Other borrowings	46,139	—	46,373	—	46,373
Subordinated debentures	105,123	—	115,159	—	115,159
Derivative liability	1,135	—	1,135	—	1,135
Accrued interest payable	2,131	2,131	—	—	2,131
(1) The estimated fair value of loans held for investment, net for December 31, 2017 is not based on an exit price assumption.

INDEX

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost. As such, the Company records impaired loans as non-recurring Level 3 when the fair value of the underlying collateral is based on an observable market price or current appraised value. When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3. At December 31, 2018, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

INDEX

The measures of fair value on a non-recurring basis are immaterial at December 31, 2018 and 2017. The following fair value hierarchy tables present information about the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	At December 31, 2018
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(dollars in thousands)
Financial assets
Investment securities available for sale:
U.S. Treasury	$—	$60,912	$—	$60,912
Agency	$—	$130,070	$—	$130,070
Corporate	—	103,543	—	103,543
Municipal bonds	—	238,630	—	238,630
Collateralized mortgage obligation: residential	—	24,338	—	24,338
Mortgage-backed securities: residential	—	545,729	—	545,729
Total securities available for sale:	$—	$1,103,222	$—	$1,103,222

Derivative assets	$—	$1,681	$—	$1,681

Financial liabilities
Derivative liabilities	$—	$1,681	$—	$1,681

	At December 31, 2017
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(dollars in thousands)
Financial assets
Investment securities available for sale:
Agency	$—	$47,209	$—	$47,209
Corporate	$—	$79,546	$—	$79,546
Municipal bonds	—	232,128	—	232,128
Collateralized mortgage obligation: residential	—	33,781	—	33,781
Mortgage-backed securities: residential	—	394,765	—	394,765
Total securities available for sale:	$—	$787,429	$—	$787,429

Derivative assets	$—	$1,135	$—	$1,135

Financial liabilities
Derivative liabilities	$—	$1,135	$—	$1,135

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

INDEX

19. Earnings Per Share

Earnings per share of common stock is calculated on both a basic and diluted basis based on the weighted average number of common and common equivalent shares outstanding, excluding common shares in treasury. Basic earnings per share excludes potential dilution and is computed by dividing income available to stockholders by the weighted average number of common shares outstanding for the period. The Company has no outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends that would be considered participating securities for the basic calculation. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then would share in earnings and excludes common shares in treasury. Stock options exercisable for shares of common stock are excluded from the computation of diluted earnings per share if they are anti-dilutive due to their exercise price exceeding the average market price during the period.

The impact of stock options, which are anti-dilutive are excluded from the computations of diluted earnings per share. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. There are no anti-dilutive stock options at December 31, 2018. The weighted average number of stock options excluded was for 17,524 for December 31, 2017 and 82,760 for December 31, 2016.

A reconciliation of the numerators and denominators used in basic and diluted earnings per share computations is presented in the table below.

	Income/(Loss) (numerator)	Shares (denominator)	Per Share Amount
	(dollars in thousands, except share data)
For the year ended December 31, 2018:
Net income applicable to earnings per share	$123,340
Basic earnings per share: Income available to common stockholders	123,340	53,963,047	$2.29
Effect of dilutive securities: Warrants and stock option plans	—	650,010
Diluted earnings per share: Income available to common stockholders	$123,340	54,613,057	$2.26
For the year ended December 31, 2017:
Net income applicable to earnings per share	$60,100
Basic earnings per share: Income available to common stockholders	60,100	37,705,556	$1.59
Effect of dilutive securities: Warrants and stock option plans	—	805,705
Diluted earnings per share: Income available to common stockholders	$60,100	38,511,261	$1.56
For the year ended December 31, 2016:
Net income applicable to earnings per share	$40,103
Basic earnings per share: Income available to common stockholders	40,103	26,931,634	$1.49
Effect of dilutive securities: Warrants and stock option plans	—	507,525
Diluted earnings per share: Income available to common stockholders	$40,103	27,439,159	$1.46

20. Derivative Instruments

From time to time, the Company enters into interest rate swap agreements with certain borrowers to assist them in mitigating their interest rate risk exposure associated with the loans they have with the Company. At the same time, the Company enters into identical interest rate swap agreements with another financial institution to mitigate the Company’s interest rate risk exposure associated with the swap agreements it enters into with its borrowers. At December 31, 2018, the Company had swaps with matched terms with an aggregate notional amount

INDEX

of $57.5 million and a fair value of $1.7 million. The fair values of these swaps are recorded as components of other assets and other liabilities in the Company’s condensed consolidated balance sheet. Changes in the fair value of these swaps, which occur due to changes in interest rates, are recorded in the Company’s income statement as a component of noninterest income. Since the terms of the swap agreements between the Company and its borrowers have been matched with the terms of swap agreements with another financial institution, the adjustments for the change in their fair value offset each other and net to zero in non-interest income.
Although changes in the fair value of swap agreements between the Company and borrowers and the Company and other financial institutions offset each other, changes in the credit risk of these counterparties may result in a difference in the fair value of these swap agreements. Offsetting swap agreements the Company has with other financial institutions are collateralized with cash, and swap agreements with borrowers are secured by the collateral arrangements for the underlying loans these borrowers have with the Company. During the twelve months ended December 31, 2018, there were no losses recorded on swap agreements, attributable to the change in credit risk associated with a counterparty. All interest rate swap agreements entered into by the Company as of December 31, 2018 are not designated as hedging instruments.
The following tables summarize the Company’s derivative instruments, included in “other assets” and “other liabilities” in the consolidated statements of financial condition. The Company’s derivative instruments were acquired as part of the 2017 HEOP acquisition, and the Company did not have any at December 31, 2016:

	December 31, 2018
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts	$57,502	$1,681	$57,502	$1,681
Total derivative instruments	$57,502	$1,681	$57,502	$1,681

	December 31, 2017
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts	$58,599	$1,135	$58,599	$1,135
Total derivative instruments	$58,599	$1,135	$58,599	$1,135

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
Financial instruments that are eligible for offset in the consolidated statements of financial condition as of December 31, 2018 are presented in the table below:

	December 31, 2018
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (1)	Net Amount
	(dollars in thousands)
Financial assets:
Derivatives not designated as hedging instruments	$2,177	$(496)	$1,681	$—	$—	$1,681
Total	$2,177	$(496)	$1,681	$—	$—	$1,681

Financial liabilities:
Derivatives not designated as hedging instruments	$1,681	$—	$1,681	$—	$—	$1,681
Total	$1,681	$—	$1,681	$—	$—	$1,681

(1) Represents cash collateral held with counterparty bank.

INDEX

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

INDEX

The following table provides a summary of the Company’s revenue streams, including those that are within the scope of ASC 606 and those that are accounted for under other applicable U.S. GAAP:

	For the Years ended December 31,
	2018		2017		2016
	Within Scope(1)	Out of Scope(2)	Within Scope(1)	Out of Scope(2)	Within Scope(1)	Out of Scope(2)
	(dollars in thousands)
Interest income:
Loans	$—	$415,410	$—	$251,027	$—	$157,935
Investment securities and other interest-earning assets	—	33,013	—	18,978	—	8,670
Total interest income	—	448,423	—	270,005	—	166,605
Noninterest income:
Loan servicing fees	—	1,445	—	787	—	1,032
Service charges on deposit accounts	5,128	—	3,273	—	1,459	—
Other service fee income	902	—	1,847	—	1,516	—
Debit card interchange income	4,326	—	2,043	—	267	—
Earnings on bank-owned life insurance	—	3,427	—	2,279	—	1,353
Net gain from sales of loans	—	10,759	—	12,468	—	9,539
Net gain from sales of investment securities	—	1,399	—	2,737	—	1,797
Other income	1,242	2,399	491	5,189	449	2,190
Total noninterest income	11,598	19,429	7,654	23,460	3,691	15,911
Total revenues	$11,598	$467,852	$7,654	$293,465	$3,691	$182,516
______________________________
(1) Revenues from contracts with customers accounted for under ASC 606.
(2) Revenues not within the scope of ASC 606 and accounted for under other applicable U.S. GAAP requirements.

The following provides information concerning the major components of the Company’s revenue:

Interest Income. Interest income is comprised of interest on loans, investment securities and other interest-earning assets. Interest is recognized using the interest method, which reflects the contractual yield on loans and coupon yield for investment securities. These yields are adjusted for purchase discounts, premiums and net deferred loan origination fees for newly originated loans.

Loan Servicing Fees. Loan servicing fees generally consist of fees related to servicing of loans for others, as well as the net impact of related serving asset amortization. ASC 606 stipulates that income streams generated through the transfer and servicing of financial instruments shall be accounted for under ASC 860 - Transfers and Servicing and is therefore excluded from the scope of ASC 606.

Service Charges on Deposit Accounts and Other Service Fee Income. Service charges on deposit accounts and other service fee income consists of periodic service charges on deposit accounts and transaction based fees such as those related to overdrafts, ATM charges and wire transfer fees. The majority of these revenues are accounted for under ASC 606. Performance obligations for periodic service charges on deposit accounts are typically short-term in nature and are generally satisfied on a monthly basis, while performance obligations for other transaction based fees are typically satisfied at a point in time (which may consist of only a few moments to perform the service or transaction) with no further obligations on behalf of the Company to the customer. Periodic service charges are generally collected monthly directly from the customer’s deposit account, and at the end of a

INDEX

statement cycle, while transaction based service charges are typically collected at the time of or soon after the service is performed.

Debit Card Interchange Income. Debit card interchange fee income consists of transaction processing fees associated with customer debit card transactions processed through a payment network and are accounted for under ASC 606. These fees are earned each time a request for payment is originated by a customer debit cardholder at a merchant. In these transactions, the Company transfers funds from the debit cardholder’s account to a merchant through a payment network at the request of the debit cardholder by way of the debit card transaction. The related performance obligations are generally satisfied when the transfer of funds is complete, which is generally a point in time when the debit card transaction is processed. Debit card interchange fees are typically received and recorded as revenue on a daily basis.

Earnings on Bank Owned Life Insurance. Earnings on BOLI relate to the periodic increase in the cash surrender value of BOLI policies on certain key employees of the Company for which the Company is the owner and beneficiary of the related policies. This revenue stream is excluded from the scope of ASC 606, and is accounted for under other applicable U.S. GAAP provisions (ASC 325-30).

Gains and (Losses) from Sales of Loans and Investment Securities. ASC 606 stipulates that gains and (losses) from the periodic sale of loans and investment securities are excluded from ASC 606 and are accounted for under other applicable U.S. GAAP provisions.

Other Income. Other income generally consists of recoveries on acquired loans, which were fully charged off and had no book value prior to their acquisition, as well as other miscellaneous loan fees, and rental income from various subleases. These revenue streams are excluded from the scope of ASC 606 and are accounted for under other applicable U.S. GAAP provisions. Other income also consists of other miscellaneous fees, which are accounted for under ASC 606; however, much like service charges on deposit accounts, these fees have performance obligations that are very short-term in nature and are typically satisfied at a point in time. Revenue is typically recorded at the time these fees are collected, which is generally upon the completion the related transaction or service provided.

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

Practical Expedient. The Company also employs a practical expedient with respect to contract acquisition costs, which are generally capitalized and amortized into expense. These costs relate to expenses incurred directly attributable to the efforts to obtain a contract. The practical expedient allows the Company to immediately recognize contract acquisition costs in current period earnings when these costs would have been amortized over a period of one year or less.

At December 31, 2018 the Company did not have any material contract assets or liabilities in its consolidated financial statements related to revenue streams within the scope of ASC 606, and there were no material changes in those balances during the reporting period.

23. Related Parties

Loans to the Company’s executive officers and directors are made in the ordinary course of business, in accordance with applicable regulations and the Company’s policies and procedures. At December 31, 2018, the

INDEX

Company had related party loans outstanding totaling $5.8 million and at December 31, 2017, the Company had related party loans outstanding totaling $6.1 million.

At the end of 2018, the Company had related party deposits of $471.9 million compared to $378.2 million at the end of 2017. John J. Carona was appointed to the Board of Directors on March 15, 2013, in connection with the Company’s acquisition of First Associations Bank (“FAB”). Mr. Carona is the President and Chief Executive Officer of Associa, a Texas corporation that specializes in providing management and related services for homeowners associations located across the United States. At December 31, 2018 and 2017, $436.2 million and $367.9 million, respectively, of the related party deposits were attributable to Associa.

24. Quarterly Results of Operations (Unaudited)

The following is a summary of selected financial data presented below by quarter for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share data)
For the year ended December 31, 2018:
Interest income	$90,827	$92,699	$128,876	$136,021
Interest expense	9,546	11,528	16,163	18,475
Provision for credit losses	2,253	1,761	1,981	2,258
Noninterest income	7,666	8,151	8,240	6,970
Noninterest expense	49,808	50,076	82,782	67,239
Income tax provision	8,884	10,182	7,798	15,376
Net income	$28,002	$27,303	$28,392	$39,643
Earnings per share:
Basic	$0.61	$0.59	$0.46	$0.64
Diluted	0.60	0.58	0.46	0.63
For the year ended December 31, 2017:
Interest income	$45,427	$68,733	$70,161	$85,684
Interest expense	3,724	5,395	5,870	7,514
Provision for credit losses	2,244	1,945	2,049	2,194
Noninterest income	4,683	8,759	8,221	9,451
Noninterest expense	30,005	48,455	39,612	49,886
Income tax provision	4,616	7,521	10,619	19,370
Net income	$9,521	$14,176	$20,232	$16,171
Earnings per share:
Basic	$0.35	$0.36	$0.46	$0.37
Diluted	0.34	0.35	0.46	0.36

INDEX

25. Parent Company Financial Information

The Corporation is a California-based bank holding company organized in 1997 as a Delaware corporation and owns 100% of the capital stock of the Bank, its principal operating subsidiary. The Bank was incorporated and commenced operations in 1983. Condensed financial statements of the Corporation are as follows:

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF FINANCIAL CONDITION
(Parent company only)
	At December 31,
	2018	2017
	(dollars in thousands)
Assets
Cash and cash equivalents	$13,160	$17,097
Investment in subsidiaries	2,068,077	1,329,961
Other assets	1,689	2,599
Total Assets	$2,082,926	$1,349,657
Liabilities
Subordinated debentures	$110,313	$105,123
Accrued expenses and other liabilities	2,916	2,538
Total Liabilities	113,229	107,661
Total Stockholders’ Equity	1,969,697	1,241,996
Total Liabilities and Stockholders’ Equity	$2,082,926	$1,349,657

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF OPERATIONS
(Parent company only)
	For the Years Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Income
Interest income	$57	$36	$31
Noninterest income	—	—	—
Total income	57	36	31
Expense
Interest expense	6,715	4,720	3,844
Noninterest expense	6,139	8,956	3,769
Total expense	12,854	13,676	7,613
Loss before income tax provision	(12,797)	(13,640)	(7,582)
Income tax benefit	(3,678)	(5,417)	(2,785)
Net loss (parent only)	(9,119)	(8,223)	(4,797)
Equity in net earnings of subsidiaries	132,459	68,323	44,900
Net income	$123,340	$60,100	$40,103

INDEX

PACIFIC PREMIER BANCORP, INC.
SUMMARY STATEMENTS OF CASH FLOWS
(Parent company only)
	For the Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES	(dollars in thousands)
Net income	$123,340	$60,100	$40,103
Adjustments to reconcile net income to cash used in operating activities:
Share-based compensation expense	9,033	5,809	2,729
Equity in undistributed earnings of subsidiaries and dividends from the bank	(132,459)	(68,323)	(44,901)
Increase (decrease) in accrued expenses and other liabilities	6,464	(365)	240
(Decrease) increase in current and deferred taxes	(3,682)	(896)	—
Decrease (increase) in other assets	(6,888)	1,714	4,794
Net cash (used in) provided by operating activities	(4,192)	(1,961)	2,965
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance cost	—	—	—
Repurchase of common stock	(1,669)	(1,258)	(125)
Proceeds from exercise of options and warrants	1,924	4,592	1,107
Capital contribution to Bank	—	600	7,765
Proceeds from issuance of subordinated debentures	—	—	—
Net cash provided by (used in) financing activities	255	3,934	8,747
Net increase (decrease) in cash and cash equivalents	(3,937)	1,973	11,712
Cash and cash equivalents, beginning of year	17,097	15,124	3,412
Cash and cash equivalents, end of year	$13,160	$17,097	$15,124

26. Acquisitions

Grandpoint Capital, Inc. Acquisition

Effective as of July 1, 2018, the Company completed the acquisition of Grandpoint Capital, Inc. (“Grandpoint”), the holding company of Grandpoint Bank, a California-chartered bank, with $3.05 billion in total assets, $2.40 billion in gross loans and $2.51 billion in total deposits as of June 30, 2018.

Pursuant to the terms of the merger agreement, each outstanding share of Grandpoint voting common stock and Grandpoint non-voting common stock was converted into the right to receive 0.4750 shares of the Corporation’s common stock. The value of the total transaction consideration was approximately $601.2 million after approximately $28.1 million in aggregate cash consideration payable to holders of Grandpoint share-based compensation awards by Grandpoint. The transaction consideration represented the issuance of 15,758,089 shares of the Corporation’s common stock, valued at $38.15 per share, which was the closing price of the Corporation’s common stock on June 29, 2018, the last trading day prior to the consummation of the acquisition.

Goodwill in the amount of $313.0 million was recognized in the Grandpoint acquisition. Goodwill represents the future economic benefits rising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill recognized in this transaction is not deductible for income tax purposes.

The following table represents the Grandpoint assets acquired and liabilities assumed as of July 1, 2018 and the fair value adjustments and amounts recorded by the Company under the acquisition method of accounting:

INDEX

	Grandpoint	Fair Value	Fair
	Book Value	Adjustment	Value
	(dollars in thousands)
ASSETS ACQUIRED
Cash and cash equivalents	$147,551	$—	$147,551
Investment securities	395,905	(3,047)	392,858
Loans, gross	2,404,042	(51,325)	2,352,717
Allowance for loan losses	(18,665)	18,665	—
Fixed assets	6,015	3,107	9,122
Core deposit intangible	5,093	66,850	71,943
Deferred tax assets	14,185	(9,802)	4,383
Other assets	97,441	(195)	97,246
Total assets acquired	$3,051,567	$24,253	$3,075,820
LIABILITIES ASSUMED
Deposits	$2,506,663	$266	$2,506,929
Borrowings	255,155	(232)	254,923
Other Liabilities	23,687	1,172	24,859
Total liabilities assumed	2,785,505	1,206	2,786,711
Excess of assets acquired over liabilities assumed	$266,062	$23,047	289,109
Consideration paid			602,152
Goodwill recognized			$313,043

Such fair values are preliminary estimates and subject to refinement for up to one year after the closing date of acquisition as additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. Fair value adjustments will be finalized no later than July 2019.

Plaza Bancorp Acquisition

Effective as of November 1, 2017, the Company completed the acquisition of PLZZ, the holding company of Plaza Bank, a California chartered banking corporation headquartered in Irvine, California with $1.25 billion in total assets, $1.06 billion in gross loans and $1.08 billion in total deposits at October 31, 2017.

Pursuant to the terms of the merger agreement, each outstanding share of PLZZ common stock was converted into the right to receive 0.2000 shares of Company common stock. The value of the total deal consideration was approximately $245.8 million after approximately $6.5 million of aggregate cash consideration payable to holders of unexercised options and warrants exercisable for shares of PLZZ common stock by PLZZ. The transaction consideration represented the issuance of 6,049,373 shares of the Company’s common stock, which had a value of $40.40 per share, which was the closing price of the Company’s common stock on October 31, 2017, the last trading day prior to the consummation of the acquisition.

Goodwill in the amount of $124.0 million was recognized in the PLZZ acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill recognized in this transaction is not deductible for income tax purposes.

INDEX

The following table represents the PLZZ assets acquired and liabilities assumed as of November 1, 2017 and the fair value adjustments and amounts recorded by the Company under the acquisition method of accounting:

	PLZZ	Fair Value	Fair
	Book Value	Adjustment	Value
	(dollars in thousands)
ASSETS ACQUIRED
Cash and cash equivalents	$150,459	$—	$150,459
Loans, gross	1,069,359	(6,458)	1,062,901
Allowance for loan losses	(13,009)	13,009	—
Fixed assets	7,389	(1,424)	5,965
Core deposit intangible	198	10,575	10,773
Deferred tax assets	11,849	(6,123)	5,726
Other assets	19,495	(589)	18,906
Total assets acquired	$1,245,740	$8,990	$1,254,730
LIABILITIES ASSUMED
Deposits	$1,081,727	$1,224	$1,082,951
Borrowings	40,755	397	41,152
Other Liabilities	8,956	(450)	8,506
Total liabilities assumed	1,131,438	1,171	1,132,609
Excess of assets acquired over liabilities assumed	$114,302	$7,819	122,121
Consideration paid			245,761
Goodwill recognized			$123,640
The fair values are estimates and are subject to adjustment for up to one year after the merger date. Since the acquisition, the Company has made net adjustments of $1.8 million related to core deposit intangibles, deferred tax assets, loans and other assets and liabilities. During the fourth quarter of 2018, the Company finalized its fair values with this acquisition.

Heritage Oaks Bancorp Acquisition

Effective as of April 1, 2017, the Company completed the acquisition of HEOP, the holding company of Heritage Oaks Bank, a California state-chartered bank based in Paso Robles, California (“Heritage Oaks Bank”) with $2.01 billion in total assets, $1.36 billion in gross loans and $1.67 billion in total deposits at March 31, 2017.

Pursuant to the terms of the merger agreement, each outstanding share of HEOP common stock was converted into the right to receive 0.3471 shares of corporate common stock. The value of the total deal consideration was approximately $467.4 million, which included approximately $3.9 million of aggregate cash consideration payable to holders of Heritage Oaks share-based compensation awards, and the issuance of 11,959,022 shares of the Corporation’s common stock, which had a value of $38.55 per share, which was the closing price of the Corporation’s common stock on March 31, 2017, the last trading day prior to the consummation of the acquisition.

Goodwill in the amount of $270.0 million was recognized in the HEOP acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill recognized in this transaction is not deductible for income tax purposes.

INDEX

The following table represents the HEOP assets acquired and liabilities assumed as of April 1, 2017 and the fair value adjustments and amounts recorded by the Company under the acquisition method of accounting:

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

The fair values are estimates and are subject to adjustment for up to one year after the merger date. Since the acquisition, the Company made a net adjustment of $600,000 to deferred tax assets and other liabilities. During the second quarter of 2018, the Company finalized its fair values with this acquisition.

Security Bank Acquisition

On January 31, 2016, the Company completed its acquisition of Security California Bancorp (“SCAF”) whereby we acquired $714.0 million in total assets, $456.2 million in loans and $636.6 million in total deposits. Under the terms of the merger agreement, each share of SCAF common stock was converted into the right to receive 0.9629 shares of the Corporation’s common stock. The value of the total deal consideration was $120.2 million, which includes $788,000 of aggregate cash consideration to the holders of SCAF stock options and the issuance of 5,815,051 shares of the Corporation’s common stock, valued at $119.4 million based on a closing stock price of $20.53 per share on January 29, 2016.

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

The following table represents the SCAF assets acquired and liabilities assumed as of January 31, 2016 and the fair value adjustments and amounts recorded by the Company under the acquisition method of accounting:

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

The loan portfolios of Grandpoint, PLZZ, HEOP and SCAF were recorded at fair value at the date of each acquisition. The valuation of loan portfolios of Grandpoint, PLZZ, HEOP and SCAF’s were performed as of the acquisition dates to assess their fair values. The loan portfolios were split into two groups: loan with credit deterioration and loans without credit deterioration, and then segmented further by loan type. The fair value was calculated on an individual loan basis using a discounted cash flow analysis. The discount rate utilized was based on a weighted average cost of capital, considering the cost of equity and cost of debt. Also factored into the fair value estimates were loss rates, recovery period and prepayment rates based on industry standards.

For loans acquired from Grandpoint, PLZZ, HEOP and SCAF, the contractual amounts due, expected cash flows to be collected, interest component and fair value as of the respective acquisition dates were as follows:

	Acquired Loans
	Grandpoint	PLZZ	HEOP	SCAF
	(dollars in thousands)
Contractual amounts due	$3,496,905	$1,708,685	$1,717,230	$539,806
Cash flows not expected to be collected	39,071	20,152	4,442	2,765
Expected cash flows	3,457,834	1,688,533	1,712,788	537,041
Interest component of expected cash flows	1,105,117	625,632	348,100	80,883
Fair value of acquired loans	$2,352,717	$1,062,901	$1,364,688	$456,158

INDEX

In accordance with generally accepted accounting principles, there was no carryover of the allowance for loan losses that had been previously recorded by Grandpoint, PLZZ, HEOP and SCAF.

The Company also determined the fair value of the core deposit intangible, securities and deposits with the assistance of third-party valuations and determined the fair value of OREO from recent appraisals of the properties less estimated costs to sell. Since the fair value of intangible assets is calculated as if they were stand-alone assets, the presumption is that a hypothetical buyer of the intangible asset would be able to take advantage of potential after tax benefits resulting from the asset purchase.

The core deposit intangible on non-maturing deposit represents future benefits arising from savings on source of funding and was determined by evaluating the underlying characteristics of the deposit relationships, including customer attrition, deposit interest rates, service charge income, overhead expense and costs of alternative funding. The value of the after tax savings on cost of fund is the present value over a estimated fifty-year horizon, using the discount rate applicable to the asset.

In determining the fair value of certificates of deposit, a discounted cash flow analysis was used, which involved present valuing the contractual payments over the remaining life of the certificates of deposit at market-based interest rates

The operating results of the Company for the twelve months ending December 31, 2018 include the operating results of Grandpoint, PLZZ, HEOP and SCAF since their respective acquisition dates. The following table presents the net interest and other income, net income and earnings per share as if the merger with Grandpoint, PLZZ, HEOP and SCAF were effective as of January 1, 2016. The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had the mergers been completed at the beginning of each respective year. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

There were no material, nonrecurring adjustments to the unaudited pro forma net interest and other income, net income and earnings per share presented below:

	Year Ended December 31,
	2018	2017	2016
Net interest and other income	$473,748	$465,400	$378,894
Net income	133,565	96,758	104,908
Basic earnings per share	2.16	1.58	1.71
Diluted earnings per share	2.14	1.56	1.70

27. Subsequent Events

Quarterly Cash Dividend

On January 28, 2019, the Company’s Board of Directors declared a cash dividend of $0.22 per share, payable on March 1, 2019 to shareholders of record on February 15, 2019.

INDEX

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2018. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, our management believes that, as of December 31, 2018, our internal control over financial reporting was effective.

Crowe LLP, the independent registered public accounting firm that audited the Company’s financial statements included in the Annual Report, issued an audit report on the Company’s internal control over financial

INDEX

reporting as of, and for the year ended December 31, 2018. Crowe LLP’s audit report appears in Item 8 of this Annual Report.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

INDEX

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2019 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2018. Such information is incorporated herein by reference.
We maintain a Code of Business Conduct and Ethics applicable to our Board of Directors, principal executive officer, and principal financial officer, as well as all of our other employees. Our Code of Business Conduct and Ethics can be found on our internet website located at www.ppbi.com.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2019 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for the 2019 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.  Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10‑K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2019 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2019 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

INDEX

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2018 and 2017.

Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016.

Consolidated Statement of Other Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016.

Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016.

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
2.1
Purchase and Assumption Agreement-Whole Bank All Deposits, Among Federal Deposit Insurance Corporation, Receiver of Palm Desert National Bank, Palm Springs, California, Federal Deposit Insurance Corporation and Pacific Premier Bank, Costa Mesa, California dated as of April 27, 2012. (1)

2.2	Agreement and Plan of Reorganization, dated as of October 15, 2012, among Pacific Premier Bancorp, Inc., Pacific Premier Bank and First Associations Bank. (2)
2.3	Agreement and Plan of Reorganization, dated as of March 5, 2013, among Pacific Premier Bancorp, Inc., Pacific Premier Bank and San Diego Trust Bank. (3)
2.4	Agreement and Plan of Reorganization, dated as of October 21, 2014, among Pacific Premier Bancorp, Inc., Pacific Premier Bank and Independence Bank. (4)
2.5	Agreement and Plan of Springs, California, Federal Deposit Insurance Corporation and Pacific Premier Bank, Costa Mesa, California dated as of April 27, 2012. (1)
2.6	Agreement and Plan of Reorganization, dated as of December 12, 2016, by and between Pacific Premier Bancorp., Inc. and Heritage Oaks Bancorp. (6)
2.7	Agreement and Plan of Reorganization, dated as of August 8, 2017 by and between Pacific Premier Bancorp, Inc. and Plaza Bancorp. (7)
2.8	Agreement and Plan of Reorganization, dated as of February 9, 2018 by and between Pacific Premier Bancorp, Inc. and Grandpoint Capital, Inc. (8)
3.1	Second Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc., as amended (9)
3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (9)
4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (10)
4.2	Investor Rights Agreement, dated August 8, 2017, by and between Pacific Premier Bancorp, Inc. and Carpenter Fund Manager GP, LLC. (7)
4.3	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the SEC upon request.
10.1	2004 Long-Term Incentive Plan (11)*
10.3	Form of 2004 Long-Term Incentive Plan Incentive Stock Option Agreement (12)*
10.4	Form of 2004 Long-Term Incentive Plan Nonqualified Stock Option Agreement (12)*
10.5	Form of 2004 Long-Term Incentive Plan Restricted Stock Agreement (12)*
10.6	Salary Continuation Agreement between Pacific Premier Bank and Steven R. Gardner. (13)*
10.7	Form of 2012 Long-Term Incentive Plan Incentive Stock Option Award Agreement (14)
10.8	Form of 2012 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (14)
10.9	Form of 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (15)
10.10	Pacific Premier Bancorp, Inc. Amended and Restated 2012 Long-Term Incentive Plan, as amended (15)*
10.11	Form of Restricted Stock Unit Agreement under the Pacific Premier Bancorp, Inc. Amended and Restated 2012 Long-Term Incentive Plan. (16)
10.12	Second Amended and Restated Employment Agreement by and among Steven R. Gardner, Pacific Premier Bancorp, Inc. and Pacific Premier Bank, dated effective as of May 31, 2016. (17)*
10.13	Employment Agreement by and among Ronald J. Nicolas, Jr., Pacific Premier Bancorp, Inc. and Pacific Premier Bank, dated effective as of May 31, 2016. (17)*
10.14	Third Amended and Restated Employment Agreement by and between Edward Wilcox and Pacific Premier Bank, dated effective as of May 31, 2016. (17)*
10.15	Third Amended and Restated Employment Agreement by and between Michael Karr and Pacific Premier Bank, dated effective as of May 31, 2016. (17)*
10.16	Second Amended and Restated Employment Agreement by and between Thomas Rice and Pacific Premier Bank, dated effective as of May 31, 2016. (17)*
10.17	Second Amendment to the Pacific Premier Bancorp, Inc. Amended and Restated 2012 Long-Term Incentive Plan (18)*
10.18	Amended Form of 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (non-NEOs) (18)*
10.19	Amended Form of 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (NEOs) (18)*
10.20	Amended Form of 2012 Long-Term Incentive Plan Restricted Stock Unit Award Agreement. (18)*
10.21	Amended Form of 2012 Long-Term Incentive Plan Incentive Stock Option Award Agreement. (18)*
10.22	Amended Form of 2012 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement. (18)*
21	Subsidiaries of Pacific Premier Bancorp, Inc. (Reference is made to “Item 1. Business” for the required information.)
23.1	Consent of Crowe LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document #
101.SCH	XBRL Taxonomy Extension Schema Document #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #
101.LAB	XBRL Taxonomy Extension Label Linkbase Document #
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #

(1)	Incorporated by reference from the Registrant’s Form 8-K/A filed with the SEC on May 3, 2012.
(2)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on October 15, 2012.
(3)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on March 6, 2013.
(4)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on October 22, 2014.
(5)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on October 1, 2015.
(6)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on December 13, 2016.
(7)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on August 9, 2017.
(8)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on February 12, 2018.
(9)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 15, 2018.
(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Registration No. 333-20497) filed with the SEC on January 27, 1997.
(11)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on April 23, 2004.
(12)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to Form S-8 (Registration No. 333-117857) filed with the SEC on September 3, 2004.
(13)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 19, 2006.
(14)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on June 4, 2012.
(15)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on June 2, 2017.
(16)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on February 1, 2016.
(17)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on June 2, 2016.
(18)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on November 16, 2017.

*	Management contract or compensatory plan or arrangement.
#
Attached as Exhibit 101 to this Annual Report on Form 10-K for the period ended December 31, 2018 of Pacific Premier Bancorp., Inc. are the following documents in XBRL (eXtensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2018 and 2017; (ii) Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2018, 2017, and 2016; (iv) Other Comprehensive Income for the Years Ended December 31, 2018, 2017, and 2016; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017, and 2016, and (vi) Notes to Consolidated Financial Statements.

INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.
By:	/s/ Steven R. Gardner
Steven R. Gardner
Chairman, President and Chief Executive Officer

DATED: February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

INDEX

Signature	Title	Date

/s/ Steven R. Gardner	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2019
Steven R. Gardner

/s/ Ronald J. Nicolas, Jr.	Senior Executive Vice President and Chief Financial Officer (Principal Financial officer)	February 28, 2019
Ronald J. Nicolas, Jr.

/s/ Lori Wright	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2019
Lori Wright

/s/ John J. Carona	Director	February 28, 2019
John J. Carona

/s/ Ayad A. Fargo	Director	February 28, 2019
Ayad A Fargo

/s/ Joseph L. Garrett	Director	February 28, 2019
Joseph L. Garrett

/s/ Don M. Griffith	Director	February 28, 2019
Don M. Griffith

/s/ Jeff C. Jones	Director	February 28, 2019
Jeff C. Jones

/s/ M. Christian Mitchell	Director	February 28, 2019
M. Christian Mitchell

/s/ Michael J. Morris	Director	February 28, 2019
Michael J. Morris

/s/ Zareh H. Sarrafian	Director	February 28, 2019
Zareh H. Sarrafian

/s/ Cora M. Tellez	Director	February 28, 2019
Cora M. Tellez