Form 10-Q
period 2019-03-31
PACIFIC PREMIER BANCORP INC
filed 2019-05-08
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act).

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes [ ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	PPBI	NASDAQ Stock Market
The number of shares outstanding of the registrant’s common stock as of May 3, 2019 was 62,689,976.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)
(unaudited)

ASSETS	March 31, 2019	December 31, 2018
Cash and due from banks	$122,947	$125,036
Interest-bearing deposits with financial institutions	55,435	78,370
Cash and cash equivalents	178,382	203,406
Interest-bearing time deposits with financial institutions	5,896	6,143
Investments held-to-maturity, at amortized cost (fair value of $43,980 and $44,672 as of March 31, 2019 and December 31, 2018, respectively)	43,894	45,210
Investment securities available-for-sale, at fair value	1,171,410	1,103,222
FHLB, FRB and other stock, at cost	94,751	94,918
Loans held for sale, at lower of cost or fair value	11,671	5,719
Loans held for investment	8,865,855	8,836,818
Allowance for loan losses	(37,856)	(36,072)
Loans held for investment, net	8,827,999	8,800,746
Accrued interest receivable	40,302	37,837
Other real estate owned	180	147
Premises and equipment	61,523	64,691
Deferred income taxes, net	9,275	15,627
Bank owned life insurance	111,400	110,871
Intangible assets	96,120	100,556
Goodwill	808,726	808,726
Other assets	118,966	89,568
Total assets	$11,580,495	$11,487,387
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$3,423,893	$3,495,737
Interest-bearing:
Checking	560,274	526,088
Money market/savings	3,138,875	3,225,849
Retail certificates of deposit	1,007,559	1,009,066
Wholesale/brokered certificates of deposit	584,574	401,611
Total interest-bearing	5,291,282	5,162,614
Total deposits	8,715,175	8,658,351
FHLB advances and other borrowings	609,591	667,681
Subordinated debentures	110,381	110,313
Accrued expenses and other liabilities	138,284	81,345
Total liabilities	9,573,431	9,517,690
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized at March 31, 2019 and December 31, 2018; 62,773,299 shares 62,480,755 shares issued and outstanding, respectively.	617	617
Additional paid-in capital	1,676,024	1,674,274
Retained earnings	325,363	300,407
Accumulated other comprehensive income (loss)	5,060	(5,601)
Total stockholders’ equity	2,007,064	1,969,697
Total liabilities and stockholders’ equity	$11,580,495	$11,487,387

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share data)
(unaudited)

	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
INTEREST INCOME
Loans	$121,476	$126,341	$84,173
Investment securities and other interest-earning assets	9,767	9,680	6,654
Total interest income	131,243	136,021	90,827
INTEREST EXPENSE
Deposits	13,284	12,041	5,914
FHLB advances and other borrowings	4,802	4,701	2,023
Subordinated debentures	1,751	1,733	1,609
Total interest expense	19,837	18,475	9,546
Net interest income before provision for credit losses	111,406	117,546	81,281
Provision for credit losses	1,526	2,258	2,253
Net interest income after provision for credit losses	109,880	115,288	79,028
NONINTEREST INCOME
Loan servicing fees	398	408	345
Service charges on deposit accounts	1,330	1,351	1,150
Other service fee income	356	270	146
Debit card interchange fee income	1,071	1,139	1,036
Earnings on bank-owned life insurance	910	929	611
Net gain from sales of loans	1,729	1,929	2,958
Net gain from sales of investment securities	427	—	6
Other income	1,460	944	1,414
Total noninterest income	7,681	6,970	7,666
NONINTEREST EXPENSE
Compensation and benefits	33,388	33,838	28,873
Premises and occupancy	7,535	7,504	4,781
Data processing	2,930	3,868	2,702
Other real estate owned operations, net	3	1	1
FDIC insurance premiums	800	750	611
Legal, audit and professional expense	2,998	3,105	1,839
Marketing expense	1,497	1,700	1,530
Office, telecommunications and postage expense	1,210	1,579	1,080
Loan expense	873	1,046	591
Deposit expense	3,583	3,105	1,676
Merger-related expense	655	2,597	936
CDI amortization	4,436	4,631	2,274
Other expense	3,669	3,515	2,914
Total noninterest expense	63,577	67,239	49,808
Net income before income taxes	53,984	55,019	36,886
Income tax	15,266	15,376	8,884
Net income	$38,718	$39,643	$28,002
EARNINGS PER SHARE
Basic	$0.62	$0.64	$0.61
Diluted	0.62	0.63	0.60
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	61,987,605	61,917,184	45,893,496
Diluted	62,285,783	62,457,100	46,652,059

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
Net income	$38,718	$39,643	$28,002
Other comprehensive income, net of tax:
Unrealized holding gain (loss) on securities available-for-sale arising during the period, net of income taxes (1)	10,967	11,076	(9,343)
Reclassification adjustment for net gain on sale of securities included in net income, net of income taxes (2)	(306)	—	(5)
Other comprehensive income (loss), net of tax	10,661	11,076	(9,348)
Comprehensive income, net of tax	$49,379	$50,719	$18,654
______________________________
(1) Income tax expense (benefit) on the unrealized gain (loss) on securities was $4.5 million for the three months ended March 31, 2019, $4.6 million for the three months ended December 31, 2018, and $(3.9) million for the three months ended March 31, 2018.
(2) Income tax expense on the reclassification adjustment for net gains losses on sale of securities included in net income was $121,000 for the three months ended March 31, 2019, $0 for the three months ended December 31, 2018, and $1,000 for the three months ended March 31, 2018.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance at December 31, 2018	62,480,755	$617	$1,674,274	$300,407	$(5,601)	$1,969,697
Net income	—	—	—	38,718	—	38,718
Other comprehensive income	—	—	—	—	10,661	10,661
Cash dividends declared ($0.22 per common share)	—	—	—	(13,749)	—	(13,749)
Dividend equivalents declared ($0.22 per restricted stock units)	—	—	13	(13)	—	—
Share-based compensation expense	—	—	2,453	—	—	2,453
Issuance of restricted stock, net	289,754	—	—	—	—	—
Restricted stock surrendered and canceled	(37,279)	—	(1,047)	—	—	(1,047)
Exercise of stock options	40,069	—	331	—	—	331
Balance at March 31, 2019	62,773,299	$617	$1,676,024	$325,363	$5,060	$2,007,064
Balance at December 31, 2017	46,245,050	$458	$1,063,974	$177,149	$415	$1,241,996
Net income	—	—	—	28,002	—	28,002
Other comprehensive income	—	—	—	—	(9,348)	(9,348)
Share-based compensation expense	—	—	1,712	—	—	1,712
Issuance of restricted stock, net	197,422	—	—	—	—	—
Restricted stock surrendered and canceled	(26,168)	—	(1,538)	—	—	(1,538)
Exercise of stock options	111,262	14	1,070	—	—	1,084
Reclassification of certain tax effects of the Tax Cuts and Jobs Act	—	—	—	(82)	82	—
Balance at March 31, 2018	46,527,566	$472	$1,065,218	$205,069	$(8,851)	$1,261,908

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$38,718	$28,002
Adjustments to net income:
Depreciation and amortization expense	2,259	1,657
Provision for credit losses	1,526	2,253
Share-based compensation expense	2,453	1,712
Loss on sale and disposal of premises and equipment	64	—
Loss on sale of or write down of other real estate owned	—	12
Net amortization on securities	1,453	1,645
Net accretion of deferred loan fees/costs and discounts/premiums for loans acquired	5,723	(1,566)
Gain on sale of investment securities available-for-sale	(427)	(6)
Originations of loans held for sale	(31,762)	(29,229)
Proceeds from the sales of and principal payments from loans held for sale	27,623	38,814
Gain on sale of loans	(1,729)	(2,958)
Deferred income tax expense	1,995	2,750
Change in accrued expenses and other liabilities, net	(11,956)	(11,305)
Income from bank owned life insurance, net	(713)	(478)
Amortization of core deposit intangible	4,436	2,274
Change in accrued interest receivable and other assets, net	12,621	1,293
Net cash provided by operating activities	52,284	34,870
Cash flows from investing activities:
Net decrease in interest-bearing time deposits with financial institutions	247	—
Proceeds from sale of other real estate owned	—	108
Increase in loans, net	(35,106)	(44,531)
Purchase of held-to-maturity securities	—	(6,367)
Principal payments on held-to-maturity securities	1,310	78
Purchase of securities available-for-sale	(226,836)	(117,407)
Principal payments on securities available-for-sale	28,404	26,768
Proceeds from sale or maturity of securities available-for-sale	168,837	—
Proceeds from the sale of premises and equipment	2,650	—
Proceeds from bank owned life insurance death benefit	220	—
Purchases of premises and equipment	(1,805)	(1,647)
Change in FHLB, FRB, and other stock, at cost	488	(16,234)
Net cash used in investing activities	(61,591)	(159,232)
Cash flows from financing activities:
Net increase in deposit accounts	56,823	106,405
Net change in short-term borrowings	(53,075)	(42,279)
Repayment of long-term FHLB borrowings	(5,000)	(10,418)
Cash dividends paid	(13,749)	—
Proceeds from exercise of stock options and warrants	331	1,084
Restricted stock surrendered and canceled	(1,047)	(1,538)
Net cash (used in) provided by financing activities	(15,717)	53,254
Net decrease in cash and cash equivalents	(25,024)	(71,108)
Cash and cash equivalents, beginning of period	203,406	197,164
Cash and cash equivalents, end of period	$178,382	$126,056

Supplemental cash flow disclosures:
Interest paid	$18,519	$9,974
Income taxes paid	53	95
Noncash investing activities during the period:
Transfers from loans to other real estate owned	34	—
Receivable on unsettled security sales	1,061	—
Due on unsettled security purchases	(25,657)	—
Initial recognition of operating lease right-of-use assets	(45,675)	—
Initial recognition of operating lease liabilities	45,675	—
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(UNAUDITED)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2019 and December 31, 2018, the results of its operations and comprehensive income for the three months ended March 31, 2019, December 31, 2018 and March 31, 2018, and the changes in stockholders’ equity and cash flows for the three months ended March 31, 2019 and 2018. Operating results or comprehensive income for the three months ended March 31, 2019 are not necessarily indicative of the results or comprehensive income that may be expected for any other interim period or the full year ending December 31, 2019.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”).

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

Note 2 – Recently Issued Accounting Pronouncements

Accounting Standards Adopted in 2019

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchase Callable Debt Securities. This Update amends guidance on the amortization period of premiums on certain purchased callable debt securities. The amendments shorten the amortization period of premiums on purchased callable debt securities to the earliest call date. This Update should be applied on a modified retrospective basis through a cumulative-effect adjustment to beginning retained earnings. The effective date of ASU 2017-08 is for interim and annual reporting periods beginning after December 15, 2018. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), ASU 2018-11, Leases (Topic 842): Targeted Improvements, ASU 2018-10, Codification Improvements to Topic 842, Leases. This Update is being issued to increase the transparency and comparability around lease obligations. Previously unrecorded off-balance sheet obligations and corresponding rights to use underlying leased assets will now be recorded in the consolidated financial statements, accompanied by enhanced qualitative and quantitative disclosures in the notes to the consolidated financial statements. The Update is generally effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements.  ASU 2018-10 provides improvements related to ASU 2016-02 to increase stakeholders’ awareness of the amendments to Topic 842 and to expedite the improvements.  The amendments affect narrow aspects of the guidance issued in ASU 2016-02.  ASU 2018-11 allows entities adopting ASU 2016-02 to choose an additional transition method, under which an entity initially applies the accounting guidance for leases under Topic 842 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, ASU 2018-11 allows an entity electing this additional transition method to continue to present comparative period financial statements in accordance with Topic 840 (current U.S. GAAP).   ASU 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met.  The amendments in these updates became effective for annual periods as well as interim periods within those annual periods beginning after December 15, 2018.

The Company elected to apply the transition provisions of Topic 842 using the alternative transition method whereby comparative periods are not restated. The Company also elected to adopt the “package” of practical expedients in its transition to Topic 842, as specified in ASC 842-10-65. The results of this policy election are that the Company reflected the provisions of Topic 842 in its consolidated financial statements for the first time as of and for the period ended March 31, 2019 (the period of adoption). The Company measured and recorded liabilities to make lease payments as well as right-of-use assets in the period of adoption for leases that existed as of the transition date, and will continue to present all comparative periods under Topic 840. Under this elected transition method, the Company is not required to reassess the following as part of its transition to Topic 842: (1) whether any expired or existing contracts contain leases, (2) lease classifications for any existing or expired leases and (3) initial direct costs for any existing leases. Additionally, the Company elected to apply the use of hindsight in its assessment of the term for its leases upon transition, which allows for consideration of the Company’s option to extend or terminate a lease.

The Company adopted the provisions of Topic 842 on January 1, 2019, and in its transition Topic 842, the Company initially recorded a liability to make future lease payments of approximately $45.7 million and right-of-use assets of approximately $43.8 million. The difference of $1.9 million is the accounting adjustments previously recorded under Topic 840 and Topic 805, as required by transition guidance in ASC 842-10-65. The Company was not required to record a cumulative effect adjustment to the opening balance of retained earnings as part of its transition to Topic 842. The Company’s evaluation of lease obligations and service agreements under the new standard included an assessment of the appropriate classification and related accounting of each lease agreement, a review of applicability of the new standard to existing service agreements and gathering all essential lease data to facilitate the application of the new standard. The Company’s review indicated that all of its leases are classified as operating leases or short-term leases. In accordance with the provisions of Topic 842, liabilities to make future lease payments and right-of-use assets are only recorded for leases that are not considered short-term (leases with an original term of greater than 12 months). The Company records expense for its leases on a straight-line basis in accordance with the requirements under Topic 842 for operating leases. The Company’s expense recognition for its operating leases (including short-term leases) under Topic 842 has not differed significantly from that recorded under Topic 840. Right-of-use assets for operating leases are amortized over the lease term and liabilities to make future lease payments are accounted for using the interest method, both in accordance with Topic 842. Please also refer to Note 13 - Leases for additional information related to the Company’s leases.

Recent Accounting Guidance Not Yet Effective

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements. This Update provides clarification on certain aspects of an entity’s implementation of Topic 842 including those that relate to:

(1) Determining the fair value of the underlying asset by lessors that are not manufacturers or dealers. The amendments related to this item carry forward from Topic 840 to Topic 842 an exception that allows lessors who are not manufacturers or dealers to use the cost of the underlying asset as its fair value.

(2) Presentation on the statement of cash flows - sales-type and direct financing leases. The amendments related to this item clarify that all principal payments received on leases by lessors in sales-type or direct financing lease transactions should be reflected in investing activities for entities such as depository and lending institutions within in the scope of Topic 942.

(3) Transition disclosures related to Topic 250, Accounting Changes and Error Corrections. The amendments related to this item clarify the FASB’s original intent by explicitly providing an exception to the paragraph 250-10-50-3 interim disclosure requirements in the Topic 842 transition disclosure requirements, which would otherwise require interim disclosures after the date of adoption of Topic 842 related to the impacts of the change on: (a) income from continuing operations, (b) net income, (c) any other financial statement line item and (d) any affected per-share amounts.

The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company does not believe the effects of this ASU will have a material effect on the Company’s financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This Update replaces the incurred loss impairment model in current U.S. GAAP with a model that reflects current expected credit losses (“CECL”). The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures. The Update requires that all expected credit losses for financial assets held at the reporting date be measured based on historical experience, current conditions and reasonable and supportable forecasts. The Update also requires enhanced disclosure, including qualitative and quantitative disclosures that provide additional information about significant estimates and judgments used in estimating credit losses. For public business entities, the Update is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. The Company is currently evaluating the effects of ASU 2016-13 on its financial statements and disclosures. The Company has formed a working group and a committee made up of members of finance, credit and risk management that are in the process of compiling and analyzing key data elements and implementing a software model that will meet the requirements of the new guidance. The Company has contracted with an industry expert to: (1) develop a new expected loss model with supportable assumptions, (2) identify data, reporting, and disclosure gaps, (3) provide quantitative modeling and (4) assess, develop and document updates to accounting policies, new processes and controls. The Company continues to work through the process of model development, including data gathering and input, review of key model assumptions and calculations, development of model related documentation, and policies and disclosures. The magnitude of the adjustment and the overall impact of the new guidance on the Company’s consolidated financial statements cannot yet be reasonably estimated.

Note 3 – Significant Accounting Policies

Our accounting policies are described in Note 1. Description of Business and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“Form 10-K”). Select policies have been reiterated below that have a particular affiliation to our interim financial statements.

Revenue Recognition – The Company accounts for certain of its revenue streams in accordance with ASC 606 - Revenue from Contracts with Customers. Revenue streams within the scope of and accounted for under ASC 606 include: service charges and fees on deposit accounts, debit card interchange fees, fees from other services the Bank provides its customers and gains and losses from the sale of other real estate owned and property, premises and equipment. ASC 606 requires revenue to be recognized when the Company satisfies related performance obligations by transferring to the customer a good or service. The recognition of revenue under ASC 606 requires the Company to first identify the contract with the customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and finally recognize revenue when the performance obligations have been satisfied and the good or service has been transferred. The majority of the Company’s contracts with customers associated with revenue streams that are within the scope of ASC 606 are considered short-term in nature and can be canceled at any time by the customer or the Bank, such as a deposit account agreement. Other more significant revenue streams for the Company such as interest income on loans and investment securities are specifically excluded from the scope of ASC 606 and are accounted for under other applicable U.S. GAAP.

Goodwill and Core Deposit Intangible – Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate the necessity for such impairment tests to be performed. The Company has selected the fourth quarter as the period to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Core deposit intangible assets arising from whole bank acquisitions are amortized on either an accelerated basis, reflecting the pattern in which the economic benefits of the intangible assets is consumed or otherwise used up, or on a straight-line amortization method over their estimated useful lives, which range from 6 to 10 years.

Leases – The Company accounts for its leases in accordance with ASC 842, which requires the Company to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased asset. Leases with a term of 12 months or less are accounted for using straight-line expense recognition with no liability or asset being recorded for such leases. Other than short-term leases, the Company classifies its leases as either finance leases or operating leases. Leases are classified as finance leases when any of the following are met: (a) the lease transfers ownership of the underlying asset to the Company by the end of the lease term, (b) the lease contains an option to purchase the underlying asset that the Company is reasonably certain to exercise, (c) the term of the lease represents a major part of the remaining life of the underlying asset, (d) the present value of the future lease payments equals or exceeds substantially all of the fair value of the underlying asset, or (e) the underling leased asset is expected to have no alternative use to the lessor at the end of the lease term due to its specialized nature. When the Company’s assessment of a lease does not meet the foregoing criteria, and the term of the lease is in excess of 12 months, the lease is classified as an operating lease.

Liabilities to make lease payments and right-of-use assets are determined based on the total contractual base rents for each lease, discounted at the rate implicit in the lease or at the Company’s estimated incremental borrowing rate if the rate is not implicit in the lease. The Company measures future base rents based on the minimum payments specified in the lease agreement, giving consideration for periodic contractual rent increases which are based on an escalation rate or a specified index. When future rent payments are based on an index, the Company uses the index rate observed at the time of lease commencement to measure future lease payments. Liabilities to make lease payments are accounted for using the interest method, which are reduced by periodic rent payments, net of interest accretion. Right-of-use assets for finance leases are amortized on a straight-line basis over the term of the lease, while right-of-use assets for operating leases are amortized over the term of the lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion on the related liability to make lease payments. Expense recognition for finance leases is representative of the sum of periodic amortization of the associated right-of-use asset as well as the periodic interest accretion on the liability to make lease payments. Expense recognition for operating leases is recorded on a straight-line basis. As of March 31, 2019, all of the Company’s leases were classified as either operating leases or short-term leases.

From time to time the Company leases portions of the space it leases to other parties through sublease transactions. Income received from these transactions is recorded on a straight-line basis over the term of the sublease.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Note 4 – Acquisitions

Grandpoint Capital, Inc. Acquisition

Effective as of July 1, 2018, the Company completed the acquisition of Grandpoint Capital, Inc. (“Grandpoint”), the holding company of Grandpoint Bank, a California-chartered bank, with $3.1 billion in total assets, $2.4 billion in gross loans and $2.5 billion in total deposits at June 30, 2018.

Pursuant to the terms of the merger agreement, each outstanding share of Grandpoint voting common stock and Grandpoint non-voting common stock was converted into the right to receive 0.4750 shares of the Corporation’s common stock. The final value of the total transaction consideration was approximately $602.2 million, after approximately $28.1 million in aggregate cash consideration payable to holders of Grandpoint share-based compensation awards by Grandpoint. The transaction consideration represented the issuance of 15,758,089 shares of the Corporation’s common stock, valued at $38.15 per share, which was the closing price of the Corporation’s common stock on June 29, 2018, the last trading day prior to the consummation of the Merger.

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

The following table represents the assets acquired and liabilities assumed of Grandpoint as of July 1, 2018 and the fair value adjustments and amounts recorded by the Company in 2018 under the acquisition method of accounting:

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

The Company accounted for this transaction under the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition.

The loan portfolios of Grandpoint was recorded at fair value at the date of each acquisition. A valuation of Grandpoint’s loan portfolio was performed by a third party as of the acquisition dates to assess the fair value of the loan portfolio. The loan portfolio was both segmented into two groups; loan with credit deterioration and loans without credit deterioration, and then split further by loan type. The fair value was calculated on an individual loan basis using a discounted cash flow analysis. The discount rate utilized was based on a weighted average cost of capital, considering the cost of equity and cost of debt. Also factored into the fair value estimates were loss rates, recovery periods and prepayment rates based on industry standards.

The Company also determined the fair value of the core deposit intangible, securities, real property, leases, deposits and long-term borrowings with the assistance of third-party valuations. The fair value of other real estate owned (“OREO”) was based on recent appraisals of the properties less estimated costs to sell.

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

For loans acquired from Grandpoint, the contractual amounts due, expected cash flows to be collected, interest component and fair value as of acquisition date was as follows:

Grandpoint Acquired Loans
(dollars in thousands)
Contractual amounts due	$3,496,905
Cash flows not expected to be collected	39,071
Expected cash flows	3,457,834
Interest component of expected cash flows	1,105,117
Fair value of acquired loans	$2,352,717

In accordance with U.S. GAAP, there was no carryover of the allowance for loan losses that had been previously recorded by Grandpoint.

The operating results of the Company for the three months ended March 31, 2019 and December 31, 2018 include the operating results of Grandpoint since its acquisition date. The following table presents the net interest and other income, net income and earnings per share as if the acquisition was effective as of January 1, 2018 for the three months ended March 31, 2019, December 31, 2018 and March 31, 2018. There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
	(dollars in thousands)
Net interest and other income	$117,561	$122,258	$116,618
Net income	38,718	39,643	36,695
Basic earnings per share	0.62	0.64	0.60
Diluted earnings per share	0.62	0.63	0.59

Note 5 – Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	March 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$59,716	$2,185	$—	$61,901
Agency	161,945	3,987	(444)	165,488
Corporate	138,128	538	(811)	137,855
Municipal bonds	213,561	4,122	(667)	217,016
Collateralized mortgage obligation: residential	23,642	70	(261)	23,451
Mortgage-backed securities: residential	567,348	3,669	(5,318)	565,699
Total investment securities available-for-sale	1,164,340	14,571	(7,501)	1,171,410
Investment securities held-to-maturity:
Mortgage-backed securities: residential	42,083	466	(380)	42,169
Other	1,811	—	—	1,811
Total investment securities held-to-maturity	43,894	466	(380)	43,980
Total investment securities	$1,208,234	$15,037	$(7,881)	$1,215,390

	December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$59,688	$1,224	$—	$60,912
Agency	128,958	1,631	(519)	130,070
Corporate	104,158	291	(906)	103,543
Municipal bonds	238,914	1,941	(2,225)	238,630
Collateralized mortgage obligation: residential	24,699	64	(425)	24,338
Mortgage-backed securities: residential	554,751	1,112	(10,134)	545,729
Total investment securities available-for-sale	1,111,168	6,263	(14,209)	1,103,222
Investment securities held-to-maturity:
Mortgage-backed securities: residential	43,381	148	(686)	42,843
Other	1,829	—	—	1,829
Total investment securities held-to-maturity	45,210	148	(686)	44,672
Total investment securities	$1,156,378	$6,411	$(14,895)	$1,147,894

Unrealized gains and losses on investment securities available-for-sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At March 31, 2019, the Company had an accumulated other comprehensive income of $7.1 million, or $5.1 million net of tax, compared to an accumulated other comprehensive loss of $7.9 million, or $5.6 million net of tax, at December 31, 2018.

During the first quarter of March 31, 2019, the Bank no longer has HOA reverse repurchase agreements and unpledged all the supporting mortgage-backed securities. At December 31, 2018, mortgage-backed securities with an estimated par value of $20.3 million and a fair value of $20.9 million were pledged as collateral for the Bank’s HOA reverse repurchase agreements, which totaled $75,000. The average balance of repurchase agreement facilities was $15.0 million during the year ended December 31, 2018.

At March 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

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

If it is probable that the Company will be unable to collect all amounts due according to contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment (“OTTI”) shall be considered to have occurred. If an OTTI occurs, the cost basis of the security will be written down to its fair value as the new cost basis and the write down accounted for as a realized loss. There were no OTTI for the three months ended March 31, 2019, December 31, 2018 or March 31, 2018.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	March 31, 2019
	Less than 12 Months			12 Months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Investment securities available-for-sale:
Agency	6	$27,200	$(189)	8	$14,583	$(255)	14	$41,783	$(444)
Corporate	9	51,516	(363)	10	28,837	(448)	19	80,353	(811)
Municipal bonds	4	12,087	(18)	58	39,763	(649)	62	51,850	(667)
Collateralized mortgage obligation: residential	1	758	(1)	8	17,433	(260)	9	18,191	(261)
Mortgage-backed securities: residential	2	21,784	(415)	106	291,110	(4,903)	108	312,894	(5,318)
Total investment securities available-for-sale	22	113,345	(986)	190	391,726	(6,515)	212	505,071	(7,501)
Investment securities held-to-maturity:
Mortgage-backed securities: residential	—	—	—	4	17,131	(380)	4	17,131	(380)
Total investment securities held-to-maturity	—	—	—	4	17,131	(380)	4	17,131	(380)
Total investment securities	22	$113,345	$(986)	194	$408,857	$(6,895)	216	$522,202	$(7,881)

	December 31, 2018
	Less than 12 Months			12 Months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Investment securities available-for-sale:
Agency	15	$26,229	$(333)	6	$10,434	$(186)	21	$36,663	$(519)
Corporate	9	47,805	(471)	8	19,369	(435)	17	67,174	(906)
Municipal bonds	60	45,083	(369)	102	69,693	(1,856)	162	114,776	(2,225)
Collateralized mortgage obligation: residential	1	814	(1)	8	18,104	(424)	9	18,918	(425)
Mortgage-backed securities: residential	20	70,839	(435)	120	324,864	(9,699)	140	395,703	(10,134)
Total investment securities available-for-sale	105	190,770	(1,609)	244	442,464	(12,600)	349	633,234	(14,209)
Investment securities held-to-maturity:
Mortgage-backed securities: residential	3	11,256	(81)	3	15,741	(605)	6	26,997	(686)
Total investment securities held-to-maturity	3	11,256	(81)	3	15,741	(605)	6	26,997	(686)
Total investment securities	108	$202,026	$(1,690)	247	$458,205	$(13,205)	355	$660,231	$(14,895)

The amortized cost and estimated fair value of investment securities at March 31, 2019, by contractual maturity are shown in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$495	$495	$9,917	$10,214	$49,304	$51,192	$—	$—	$59,716	$61,901
Agency	—	—	32,098	33,108	84,589	87,279	45,258	45,101	161,945	165,488
Corporate	—	—	—	—	138,128	137,855	—	—	138,128	137,855
Municipal bonds	250	250	2,186	2,202	40,705	40,946	170,420	173,618	213,561	217,016
Collateralized mortgage obligation: residential	—	—	—	—	2,957	2,916	20,685	20,535	23,642	23,451
Mortgage-backed securities: residential	—	—	479	471	136,950	137,977	429,919	427,251	567,348	565,699
Total investment securities available-for-sale	745	745	44,680	45,995	452,633	458,165	666,282	666,505	1,164,340	1,171,410
Investment securities held-to-maturity:
Mortgage-backed securities: residential	—	—	923	947	—	—	41,160	41,222	42,083	42,169
Other	—	—	—	—	—	—	1,811	1,811	1,811	1,811
Total investment securities held-to-maturity	—	—	923	947	—	—	42,971	43,033	43,894	43,980
Total investment securities	$745	$745	$45,603	$46,942	$452,633	$458,165	$709,253	$709,538	$1,208,234	$1,215,390

During the three months ended March 31, 2019 and March 31, 2018, the Company recognized gross gains on sales of available-for-sale securities in the amount of $1.0 million and $6,000, respectively. During the three months ended December 31, 2018, the Company did not recognize any gross gains on sales of available-for-sale securities. During the three months ended March 31, 2019, the Company recognized gross losses on sales of available-for-sale securities in the amount of $615,000. The Company did not recognize any gross losses on the sales of available-for sale securities during the three months ended December 31, 2018 and March 31, 2018. The Company had net proceeds from the sale of available-for-sale securities of $168.8 million during the three months ended March 31, 2019. The Company had no net proceeds from the sale of available-for-sale securities during the three months ended December 31, 2018 and March 31, 2018.

FHLB, FRB and other stock

At March 31, 2019, the Company had $18.9 million in Federal Home Loan Bank of San Francisco (“FHLB”) stock, $51.6 million in Federal Reserve Bank of San Francisco (“FRB”) stock, and $24.3 million in other stock, all carried at cost. During the three months ended March 31, 2019 and December 31, 2018, the FHLB repurchased $12.9 million and $9.9 million, respectively, of the Company’s excess FHLB stock through their stock repurchase program. During the three months ended March 31, 2018, the FHLB did not repurchase any of the Company’s excess FHLB stock through their stock repurchase program.

The Company evaluates its investments in FHLB, FRB and other stock for impairment periodically, including their capital adequacy and overall financial condition. No impairment loss has been recorded through March 31, 2019.

Note 6 – Loans Held for Investment

The following table sets forth the composition of our loan portfolio in dollar amounts at the dates indicated:

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Business loans
Commercial and industrial	$1,336,520	$1,364,423
Franchise	813,057	765,416
Commercial owner occupied (1)	1,648,762	1,679,122
SBA	188,757	193,882
Agribusiness	134,603	138,519
Total business loans	4,121,699	4,141,362
Real estate loans
Commercial non-owner occupied	2,124,250	2,003,174
Multi-family	1,511,942	1,535,289
One-to-four family (2)	279,467	356,264
Construction	538,197	523,643
Farmland	167,345	150,502
Land	46,848	46,628
Total real estate loans	4,668,049	4,615,500
Consumer loans
Consumer loans	85,302	89,424
Gross loans held for investment (3)	8,875,050	8,846,286
Deferred loan origination (fees)/costs and (discounts)/premiums, net	(9,195)	(9,468)
Loans held for investment	8,865,855	8,836,818
Allowance for loan losses	(37,856)	(36,072)
Loans held for investment, net	$8,827,999	$8,800,746

Loans held for sale, at lower of cost or fair value	$11,671	$5,719
______________________________
(1) Secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans held for investment for March 31, 2019 and December 31, 2018 are net of the unaccreted fair value net purchase discounts of $57.2 million and $61.0 million, respectively.

Loans Serviced for Others

The Company generally retains the servicing rights of the guaranteed portion of Small Business Administration (“SBA”) loans sold, for which the Company records a servicing asset at fair value within its other assets category. At March 31, 2019 and December 31, 2018, the servicing asset totaled $8.3 million and $8.5 million, respectively, and was included in other assets. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. At March 31, 2019 and December 31, 2018, the Company determined that no valuation allowance was necessary.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans and participations serviced for others were $676.7 million at March 31, 2019 and $635.3 million at December 31, 2018, including SBA participations serviced for others totaling $516.4 million at March 31, 2019 and $519.8 million at December 31, 2018.

Concentration of Credit Risk

As of March 31, 2019, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located predominately in California. The Company’s loan portfolio contains concentrations of credit in multi-family real estate, commercial non-owner occupied real estate and commercial owner occupied real estate and business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and diversifies its loan portfolio through loan originations, purchases and sales to meet approved concentration levels. While management believes that the collateral presently securing these loans is adequate, there can be no assurances that a significant deterioration in the California real estate market or economy would not expose the Company to significantly greater credit risk.

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus and likewise in excess of 15% of the Bank’s unimpaired capital plus surplus for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $536.2 million for secured loans and $321.7 million for unsecured loans at March 31, 2019. At March 31, 2019, the Bank’s largest aggregate outstanding balance of loans to one borrower was $94.1 million of secured credit.

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

The Company maintains a comprehensive credit policy, which sets forth maximum tolerances for key elements of loan risk. The policy identifies and sets forth specific guidelines for analyzing each of the loan products the Company offers from both an individual and portfolio-wide basis. The credit policy is reviewed annually by the Bank Board. The Bank’s underwriters ensure key risk factors are analyzed with nearly all underwriting including a comprehensive global cash flow analysis of the prospective borrowers.

Credit risk is managed within the loan portfolio by the Company’s portfolio managers based on a comprehensive credit and portfolio review policy. This policy requires a program of financial data collection and analysis, comprehensive loan reviews, property and/or business inspections and monitoring of portfolio concentrations and trends. The portfolio managers also monitor borrowing bases under asset-based lines of credit, loan covenants, and other conditions associated with the Company’s business loans as a means to help identify potential credit risk. Individual loans, excluding the homogeneous loan portfolio, are reviewed at least every two years and in most cases, more often, including the assignment of a risk grade.

Risk grades are based on a six-grade Pass scale, along with Special Mention, Substandard, Doubtful and Loss classifications, as such classifications are defined by the regulatory agencies. The assignment of risk grades allows the Company to, among other things, identify the risk associated with each credit in the portfolio, and to provide a basis for estimating credit losses inherent in the portfolio. Risk grades are reviewed regularly with the Company’s Credit and Portfolio Review Committee, and are reviewed annually by an independent loan review function, as well as by regulatory agencies during scheduled examinations.

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

The Bank’s portfolio managers also manage loan performance risks, collections, workouts, bankruptcies and foreclosures. Loan performance risks are mitigated by our portfolio managers acting promptly and assertively to address problem credits when they are identified. Collection efforts commence immediately upon non-payment, and the portfolio managers seek to promptly determine the appropriate steps to minimize the Company’s risk of loss. When foreclosure will maximize the Company’s recovery for a non-performing loan, the portfolio managers will take appropriate action to initiate the foreclosure process.

When a loan is graded as Special Mention, Substandard or Doubtful, the Company obtains an updated valuation of the underlying collateral. If the credit in question is also identified as impaired, a valuation allowance, if necessary, is established against such loan or a loss is recognized by a charge to the allowance for loan losses (“ALLL”) if management believes that some or all of the full amount of the Company’s recorded investment in the loan is no longer collectable. The Company typically obtains or confirms updated valuations of underlying collateral for Special Mention and classified loans on an annual basis in order to have the most current indication of fair value. Once a loan is identified as impaired, an analysis of the underlying collateral is performed at least quarterly, and corresponding changes in any related valuation allowance are made or balances deemed to be fully uncollectable are charged-off.

The following tables stratify the loan portfolio by the Company’s internal risk grading as of the periods indicated:

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
March 31, 2019	(dollars in thousands)
Business loans
Commercial and industrial	$1,323,301	$6,481	$6,738	$—	$1,336,520
Franchise	802,898	4,289	5,870	—	813,057
Commercial owner occupied	1,634,458	948	13,356	—	1,648,762
SBA	189,338	1,174	7,365	—	197,877
Agribusiness	120,753	—	13,850	—	134,603
Real estate loans
Commercial non-owner occupied	2,125,422	—	1,379	—	2,126,801
Multi-family	1,507,242	4,039	661	—	1,511,942
One-to-four family	277,450	601	1,416	—	279,467
Construction	538,197	—	—	—	538,197
Farmland	167,228	—	117	—	167,345
Land	46,653	134	61	—	46,848
Consumer loans
Consumer loans	85,175	—	127	—	85,302
Totals	$8,818,115	$17,666	$50,940	$—	$8,886,721

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
December 31, 2018	(dollars in thousands)
Business loans
Commercial and industrial	$1,340,322	$12,005	$12,134	$—	$1,364,461
Franchise	760,795	4,431	190	—	765,416
Commercial owner occupied	1,660,994	1,580	16,548	—	1,679,122
SBA	189,006	2,289	6,906	—	198,201
Agribusiness	125,355	—	13,164	—	138,519
Real estate loans
Commercial non-owner occupied	1,998,118	731	5,687	—	2,004,536
Multi-family	1,530,567	4,060	662	—	1,535,289
One-to-four family	350,083	728	5,453	—	356,264
Construction	523,643	—	—	—	523,643
Farmland	150,381	—	121	—	150,502
Land	46,008	132	488	—	46,628
Consumer loans
Consumer loans	89,321	—	103	—	89,424
Totals	$8,764,593	$25,956	$61,456	$—	$8,852,005

The following tables set forth delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due
	Current	30-59	60-89	90+	Total Gross Loans	Non-accruing
March 31, 2019	(dollars in thousands)
Business loans
Commercial and industrial	$1,333,664	$524	$1,439	$893	$1,336,520	$1,906
Franchise	807,187	—	—	5,870	813,057	5,870
Commercial owner occupied	1,648,036	—	—	726	1,648,762	564
SBA	192,818	965	103	3,991	197,877	4,104
Agribusiness	134,593	10	—	—	134,603	—
Real estate loans
Commercial non-owner occupied	2,126,070	731	—	—	2,126,801	—
Multi-family	1,511,502	—	440	—	1,511,942	—
One-to-four family	279,397	69	—	1	279,467	388
Construction	538,197	—	—	—	538,197	—
Farmland	167,345	—	—	—	167,345	—
Land	46,848	—	—	—	46,848	—
Consumer loans
Consumer loans	85,302	—	—	—	85,302	26
Totals	$8,870,959	$2,299	$1,982	$11,481	$8,886,721	$12,858

		Days Past Due
	Current	30-59	60-89	90+	Total Gross Loans	Non-accruing
December 31, 2018	(dollars in thousands)
Business loans
Commercial and industrial	$1,362,017	$309	$1,204	$931	$1,364,461	$931
Franchise	759,546	5,680	—	190	765,416	190
Commercial owner occupied	1,677,967	343	—	812	1,679,122	599
SBA	195,051	524	—	2,626	198,201	2,739
Agribusiness	138,519	—	—	—	138,519	—
Real estate loans
Commercial non-owner occupied	2,004,536	—	—	—	2,004,536	—
Multi-family	1,535,275	14	—	—	1,535,289	—
One-to-four family	356,219	30	9	6	356,264	398
Construction	523,643	—	—	—	523,643	—
Farmland	150,502	—	—	—	150,502	—
Land	46,628	—	—	—	46,628	—
Consumer loans
Consumer loans	89,249	146	29	—	89,424	—
Totals	$8,839,152	$7,046	$1,242	$4,565	$8,852,005	$4,857

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

The following tables provide a summary of the Company’s investment in impaired loans as of the period indicated:

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans
	(dollars in thousands)
March 31, 2019
Business loans
Commercial and industrial	$1,978	$1,906	$190	$1,717	$143
Franchise	5,870	5,870	5,680	190	1,569
Commercial owner occupied	564	564	—	564	—
SBA	13,059	4,104	2,871	1,232	1,500
Agribusiness	7,500	7,500	—	7,500	—
Real estate loans
One-to-four family	428	388	—	388	—
Consumer loans
Consumer loans	27	26	—	26	—
Totals	$29,426	$20,358	$8,741	$11,617	$3,212

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans
	(dollars in thousands)
December 31, 2018
Business loans
Commercial and industrial	$1,071	$1,023	$550	$473	$118
Franchise	190	189	—	189	—
Commercial owner occupied	628	599	—	599	—
SBA	7,598	2,739	488	2,251	466
Agribusiness	7,500	7,500	—	7,500	—
Real estate loans
One-to-four family	453	408	—	408	—
Totals	$17,440	$12,458	$1,038	$11,420	$584

The following table presents information on impaired loans and leases, disaggregated by class, for the periods indicated:

	Impaired Loans
	Three Months Ended
	March 31, 2019		December 31, 2018		March 31, 2018
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(dollars in thousands)
Business loans
Commercial and industrial	$2,003	$—	$1,210	$1	$1,181	$—
Franchise	3,976	—	196	—	—	—
Commercial owner occupied	576	—	406	—	3,475	—
SBA	3,279		2,741	—	1,241	—
Agribusiness	7,500	89	2,500	35	—	—
Real estate loans
Commercial non-owner occupied	—	—	430	—	—	—
Multi-family	—	—	—	—	821	—
One-to-four family	395	—	1,053	—	1,024	—
Land	—	—	2	—	8	—
Consumer loans
Consumer loans	57	$—	7	—	94	—
Totals	$17,786	$89	$8,545	$36	$7,844	$—

(1) Cash basis and accrual basis is materially the same.

The following table provides additional detail on the components of impaired loans at the period end indicated:

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Nonaccrual loans	$12,858	$4,857
Accruing loans	7,500	7,601
Total impaired loans	$20,358	$12,458

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

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the timely collection of principal or interest. The Company had impaired loans on nonaccrual status of $12.9 million at March 31, 2019 and $4.9 million at December 31, 2018. The Company had $162,000 in loans 90 days or more past due and still accruing at March 31, 2019, all of which were PCI loans. Income recognition for PCI loans is accounted for in accordance with ASC Subtopic 310-30 Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. The Company had $213 thousand in loans 90 days or more past due and still accruing at December 31, 2018.

There were no TDRs at March 31, 2019 and December 31, 2018. The Company had no consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of March 31, 2019 and December 31, 2018.

Purchased Credit Impaired Loans

The Company has purchased loans that have experienced deterioration of credit quality between origination and acquisition and for which it was probable, at acquisition, that not all contractually required payments would be collected. The carrying amount of those loans is as follows:

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Business loans
Commercial and industrial	$—	$10
Commercial owner occupied	582	632
SBA	1,228	1,265
Real estate loans
Commercial non-owner occupied	280	275
Total purchased credit impaired	$2,090	$2,182

On each acquisition date, the amount by which the undiscounted expected cash flows of the purchased credit impaired loans exceed the estimated fair value of the loan is the “accretable yield.” The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the purchased credit impaired loan. At March 31, 2019, the Company had $2.1 million of purchased credit impaired loans, of which none were placed on nonaccrual status.

The following table summarizes the accretable yield on the purchased credit impaired loans for the three month periods indicated.

	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
	(dollars in thousands)
Balance at the beginning of period	$411	$1,988	$3,019
Additions	—	—	—
Accretion	(79)	(262)	(236)
Payoffs	—	(47)	(1,850)
Sales	—	(1,293)	—
Reclassification from nonaccretable difference	—	25	776
Balance at the end of period	$332	$411	$1,709

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

The Company’s base ALLL factors are determined by management using the Bank’s annualized actual trailing charge-off data over a full credit cycle with the loss emergence period extending from 1 year to 1.6 years. Adjustments to those base factors are made for relevant internal and external factors. Those factors may include:

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

The following tables summarize the allocation of the ALLL, as well as the activity in the ALLL attributed to various segments in the loan portfolio as of and for the three months ended for the periods indicated:

	Three Months Ended March 31, 2019
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Agribusiness	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Farmland	Land	Consumer loans	Total
	(dollars in thousands)
Balance, December 31, 2018	$10,821	$6,500	$1,386	$4,288	$3,283	$1,604	$725	$805	$5,166	$503	$772	$219	$36,072
Charge-offs	(302)	—	—	—	—	—	—	—	—	—	—	(5)	(307)
Recoveries	67	—	8	3	—	—	—	—	—	—	—	1	79
Provisions for (reduction in) loan losses	(136)	1,371	(89)	882	(146)	64	(56)	(47)	28	161	(6)	(14)	2,012
Balance, March 31, 2019	$10,450	$7,871	$1,305	$5,173	$3,137	$1,668	$669	$758	$5,194	$664	$766	$201	$37,856

Amount of allowance attributed to:
Specifically evaluated impaired loans	$143	$1,569	$—	$1,500	$—	$—	$—	$—	$—	$—	$—	$—	$3,212
General portfolio allocation	10,307	6,302	1,305	3,673	3,137	1,668	669	758	5,194	664	766	201	34,644
Loans individually evaluated for impairment	1,906	5,870	564	4,104	7,500	—	—	388	—	—	—	26	20,358
Specific reserves to total loans individually evaluated for impairment	7.50%	26.73%	—%	36.55%	—%	—%	—%	—%	—%	—%	—%	—%	15.78%
Loans collectively evaluated for impairment	$1,334,614	$807,187	$1,648,198	$184,653	$127,103	$2,124,250	$1,511,942	$279,079	$538,197	$167,345	$46,848	$85,276	$8,854,692
General reserves to total loans collectively evaluated for impairment	0.77%	0.78%	0.08%	1.99%	2.47%	0.08%	0.04%	0.27%	0.97%	0.40%	1.64%	0.24%	0.39%
Total gross loans held for investment	$1,336,520	$813,057	$1,648,762	$188,757	$134,603	$2,124,250	$1,511,942	$279,467	$538,197	$167,345	$46,848	$85,302	$8,875,050
Total allowance to gross loans held for investment	0.78%	0.97%	0.08%	2.74%	2.33%	0.08%	0.04%	0.27%	0.97%	0.40%	1.64%	0.24%	0.43%

	Three Months Ended March 31, 2018
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Agribusiness	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Farmland	Land	Consumer loans	Total
	(dollars in thousands)
Balance, December 31, 2017	$9,721	$5,797	$767	$2,890	$1,291	$1,266	$607	$803	$4,569	$137	$993	$95	$28,936
Charge-offs	(665)	—	—	(29)	—	—	—	—	—	—	—	(52)	(746)
Recoveries	25	—	8	26	—	—	—	—	—	—	—	—	59
Provisions for (reduction in) loan losses	411	298	16	(73)	814	71	(15)	(58)	506	97	179	7	2,253
Balance, March 31, 2018	$9,492	$6,095	$791	$2,814	$2,105	$1,337	$592	$745	$5,075	$234	$1,172	$50	$30,502

Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
General portfolio allocation	9,492	6,095	791	2,814	2,105	1,337	592	745	5,075	234	1,172	50	30,502
Loans individually evaluated for impairment	1,067	—	3,475	1,218	—	—	1,231	1,134	—	—	8	16	8,149
Specific reserves to total loans individually evaluated for impairment	—%	—%	—%	—%	—%	—%	—%	—%	—%	—	—%	—%	—%
Loans collectively evaluated for impairment	$1,061,318	$692,846	$1,265,394	$181,408	$149,256	$1,227,693	$816,732	$265,190	$319,610	136,522	$34,444	$86,190	$6,236,603
General reserves to total loans collectively evaluated for impairment	0.89%	0.88%	0.06%	1.55%	1.41%	0.11%	0.07%	0.28%	1.59%	0.17%	3.40%	0.06%	0.49%
Total gross loans held for investment	$1,062,385	$692,846	$1,268,869	$182,626	$149,256	$1,227,693	$817,963	$266,324	$319,610	136,522	$34,452	$86,206	$6,244,752
Total allowance to gross loans held for investment	0.89%	0.88%	0.06%	1.54%	1.41%	0.11%	0.07%	0.28%	1.59%	0.17%	3.40%	0.06%	0.49%

Note 8 – Subordinated Debentures

In August 2014, the Corporation issued $60 million in aggregate principal amount of 5.75% Subordinated Notes Due 2024 (the “Notes”) in a private placement transaction to institutional accredited investors (the “Private Placement”). The Corporation contributed $50 million of net proceeds from the Private Placement to the Bank to support general corporate purposes. The Notes bear interest at an annual fixed rate of 5.75%, with the first interest payment on the Notes occurring on March 3, 2015, and interest to be paid semiannually each March 3rd and September 3rd until September 3, 2024. At March 31, 2019, the carrying value of the Notes was $59.3 million, net of unamortized debt issuance cost of $658,000. As of March 31, 2019, the Notes qualify as Tier 2 Capital. Principal and interest are due upon early redemption.

In connection with the Private Placement, the Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade ratings of BBB+ and BBB for the Corporation’s senior unsecured debt and subordinated debt, respectively, and a senior deposit rating of A- for the Bank. These ratings were reaffirmed by in April 2019 by KBRA.

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, statutory trust created under the laws of the State of Delaware. The Debt Securities are subordinated to effectively all borrowings of the Corporation and are due and payable on April 6, 2034. Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 5.54% per annum, as of March 31, 2019. The Subordinated Debentures may be redeemed, in part or whole, on or after April 7, 2009 at the option of the Corporation, at par. The Subordinated Debentures can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance. The Corporation also purchased a 3% minority interest totaling $310,000 in PPBI Trust I. The balance of equity of PPBI Trust I is comprised of mandatorily redeemable securities (“Trust Preferred Securities”) and is included in the Corporation’s other assets category. PPBI Trust I sold $10.0 million of Trust Preferred Securities to investors in a private offering.

On April 1, 2017, as part of the HEOP acquisition, the Corporation assumed $5.2 million of floating rate junior subordinated debt securities associated with Heritage Oaks Capital Trust II. Interest is payable quarterly at three-month LIBOR plus 1.72% per annum, for an effective rate of 4.52% per annum as of March 31, 2019. At March 31, 2019, the carrying value of these debentures was $4.0 million, which reflects purchase accounting fair value adjustments of $1.2 million. The Corporation also assumed $3.1 million and $5.2 million of floating rate junior subordinated debt associated with Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust, respectively. At March 31, 2019, the carrying value of Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust were $2.8 million and $3.8 million, respectively, which reflects purchase accounting fair value adjustments of $301,000 and $1.3 million, respectively. Interest is payable quarterly at three-month LIBOR plus 2.95% per annum, for an effective rate of 5.74% per annum as of March 31, 2019 for Mission Community Capital Trust I. Interest is payable quarterly at three-month LIBOR plus 1.48% per annum, for an effective rate of 4.27% per annum as of March 31, 2019 for Santa Lucia Bancorp (CA) Capital Trust. These three debentures are callable by the Corporation at par.

On November 1, 2017, as part of the Plaza acquisition, the Corporation assumed three subordinated notes totaling $25.0 million at a fixed interest rate of 7.125% payable in arrears on a quarterly basis. The notes have a maturity date of June 26, 2025 and are also redeemable in whole or in part beginning on June 26, 2020 at an amount equal to 103.0% of principal plus accrued unpaid interest. The redemption price decreases 50 basis points each subsequent year. At March 31, 2019, the carrying value of these subordinated notes was $25.2 million, which reflects purchase accounting fair value adjustments of $151,000.

On July 1, 2018, as part of the Grandpoint acquisition, the Corporation assumed $5.2 million of floating rate junior subordinated debt securities associated with First Commerce Bancorp Statutory Trust I. Interest is payable quarterly at three-month LIBOR plus 2.95% per annum, for an effective rate of 5.56% per annum as of March 31, 2019. At March 31, 2019, the carrying value of these debentures was $4.9 million, which reflects purchase accounting fair value adjustments of $221,000.

The Corporation is not allowed to consolidate any trust preferred securities into the Company’s consolidated financial statements. The resulting effect on the Company’s consolidated financial statements is to report only the subordinated debentures relating to trust preferred securities as a component of the Company’s liabilities.

Note 9 – Earnings Per Share

In February 2019, the Company’s Compensation Committee of Board of Directors reviewed the various forms of outstanding equity awards, including restricted stock and restrict stock units, and approved that unvested restricted stock awards will be considered participating securities. Restricted stock units (“RSUs”) awarded to the Company’s named executive officers in 2018 and 2019, the vesting of which depends on the Company’s relative total shareholder return (“rTSR”) as compared to the KBW Nasdaq Regional Banking Index (“KRX”) over a three-year performance period, are not participating securities. If the Company’s KRX ranking for rTSR is below the 25th percentile (the “threshold level”) at the end of the relevant three-year performance period, no RSUs granted to such named executive officer(s) in 2018 or 2019, as the case may be, will vest and they will be forfeited in their entirety. If the Company’s KRX rating for rTSR reaches the 25th, 50th, 75th or 90th percentiles at the end of the relevant three-year performance period, 50%, 100%, 150% or 200%, respectively, of the RSUs granted to named executive officers in 2018 or 2019, as the case may be, will vest on the third anniversary of the relevant grant date, unless earlier forfeited.  As a result of the different treatment of unvested restricted stock and unvested RSUs, beginning in 2019, earnings per common share is computed using the two-class method.

Under the two-class method, distributed and undistributed earnings allocable to participating securities are deducted from net income to determine net income allocable to common shareholders, which is then used in the numerator of both basic and diluted earnings per share calculations. Basic earnings per common share are computed by dividing net income allocable to common shareholders by the weighted average number of common shares outstanding for the reporting period, excluding outstanding participating securities. Diluted earnings per common share are computed by dividing net income allocable to common shareholders by the weighted average number of common shares outstanding over the reporting period, adjusted to include the effect of potentially dilutive common shares, but excludes awards considered participating securities. The computation of diluted earnings per common share excludes the impact of the assumed exercise or issuance of securities that would have an anti-dilutive effect.

The following tables set forth the Company’s earnings per share calculations for the periods indicated:

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
	(dollars in thousands, except per share data)
Basic
Net income	$38,718	$39,643	$28,002
Less: Earnings allocated to participating securities	(347)	—	—
Net income allocated to common stockholders	38,371	39,643	28,002

Weighted average common shares outstanding	61,987,605	61,917,184	45,893,496
Basic earnings per common share	$0.62	$0.64	$0.61

Diluted
Net income allocated to common stockholders	$38,371	$39,643	$28,002

Weighted average common shares outstanding	61,987,605	61,917,184	45,893,496
Diluted effect of share-based compensation	298,178	539,916	758,563
Weighted average diluted common shares	62,285,783	62,457,100	46,652,059
Diluted earnings per common share	$0.62	$0.63	$0.60

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following is a description of both the general and specific valuation methodologies used to measure financial assets and liabilities on a recurring basis, as well as the general classification of these instruments pursuant to the fair value hierarchy.

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

Derivative assets and liabilities - The Company originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a correspondent bank. These back-to-back agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. The fair value of these derivatives is based on a market standard discounted cash flow approach. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate swaps is classified as Level 2.

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	March 31, 2019
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
Financial assets
Investment securities available-for-sale:
U.S. Treasury	$—	$61,901	$—	$61,901
Agency	—	165,488	—	165,488
Corporate	—	137,855	—	137,855
Municipal bonds	—	217,016	—	217,016
Collateralized mortgage obligation	—	23,451	—	23,451
Mortgage-backed securities	—	565,699	—	565,699
Total securities available-for-sale	$—	$1,171,410	$—	$1,171,410

Derivative assets	$—	$1,068	$—	$1,068

Financial liabilities
Derivative liabilities	$—	$1,068	$—	$1,068

	December 31, 2018
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
Financial assets
Investment securities available-for-sale:
Treasury	$—	$60,912	$—	$60,912
Agency	—	130,070	—	130,070
Corporate	—	103,543	—	103,543
Municipal bonds	—	238,630	—	238,630
Collateralized mortgage obligation	—	24,338	—	24,338
Mortgage-backed securities	—	545,729	—	545,729
Total securities available-for-sale	$—	$1,103,222	$—	$1,103,222

Derivative assets	$—	$1,681	$—	$1,681

Financial liabilities
Derivative liabilities	$—	$1,681	$—	$1,681

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Impaired Loans and Other Real Estate Owned – A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. The Company measures impairment on all nonaccrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost. OREO are recorded at estimated fair value less the costs to sell at the time of foreclosure or at the lower of cost or estimated fair value less the costs to sell subsequent to acquisition. As such, the Company records impaired loans and OREO as Level 3. At March 31, 2019 and December 31, 2018, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management. The Company has recorded a specific reserve in the amount of $3.2 million on 10 loans with a recorded balance of $8.7 million.

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

Fair Values of Financial Instruments

The fair value estimates presented herein are based on pertinent information available to management as of the dates indicated, representing an exit price.

	At March 31, 2019
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$178,382	$178,382	$—	$—	$178,382
Interest-bearing time deposits with financial institutions	5,896	5,896	—	—	5,896
Investments held-to-maturity	43,894	—	43,980	—	43,980
Investment securities available-for-sale	1,171,410	—	1,171,410	—	1,171,410
Loans held for sale	11,671	—	12,469	—	12,469
Loans held for investment, net	8,865,855	—	—	8,779,827	8,779,827
Derivative asset	1,068	—	1,068	—	1,068
Accrued interest receivable	40,302	40,302	—	—	40,302

Liabilities:
Deposit accounts	8,715,175	7,123,041	1,587,744	—	8,710,785
FHLB advances	609,591	—	610,589	—	610,589
Subordinated debentures	110,381	—	118,827	—	118,827
Derivative liability	1,068	—	1,068	—	1,068
Accrued interest payable	2,803	2,803	—	—	2,803

	At December 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$203,406	$203,406	$—	$—	$203,406
Interest-bearing time deposits with financial institutions	6,143	6,143	—	—	6,143
Investments held-to-maturity	45,210	—	44,672	—	44,672
Investment securities available-for-sale	1,103,222	—	1,103,222	—	1,103,222
Loans held for sale	5,719	—	6,072	—	6,072
Loans held for investment, net	8,836,818	—	—	8,697,594	8,697,594
Derivative asset	1,929	—	1,681	—	1,681
Accrued interest receivable	37,837	37,837	—	—	37,837

Liabilities:
Deposit accounts	8,658,351	7,247,673	1,403,524	—	8,651,197
FHLB advances	667,606	—	666,864	—	666,864
Other borrowings	75	—	75	—	75
Subordinated debentures	110,313	—	115,613	—	115,613
Derivative liability	1,929	—	1,681	—	1,681
Accrued interest payable	3,255	3,255	—	—	3,255

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

Note 11 – Derivative Instruments

From time to time, the Company enters into interest rate swap agreements with certain borrowers to assist them in mitigating their interest rate risk exposure associated with the loans they have with the Company. At the same time, the Company enters into identical interest rate swap agreements with another financial institution to mitigate the Company’s interest rate risk exposure associated with the swap agreements it enters into with its borrowers. The Company had swaps with matched terms with an aggregate notional amount of $57.0 million and a fair value of $1.1 million at March 31, 2019 compared with an aggregate notional amount of $57.5 million and a fair value of $1.7 million at December 31, 2018. The fair value of these agreements are determined through a third party valuation model used by the Company’s counterparty bank, which uses observable market data such as cash LIBOR rates, prices of Eurodollar future contracts and market swap rates. The fair values of these swaps are recorded as components of other assets and other liabilities in the Company’s condensed consolidated balance sheet. Changes in the fair value of these swaps, which occur due to changes in interest rates, are recorded in the Company’s income statement as a component of noninterest income. Since the terms of the swap agreements between the Company and its borrowers have been matched with the terms of swap agreements with another financial institution, the adjustments for the change in their fair value offset each other in non-interest income.

Although changes in the fair value of swap agreements between the Company and borrowers and the Company and other financial institutions offset each other, changes in the credit risk of these counterparties may result in a difference in the fair value of these swap agreements. Offsetting swap agreements the Company has with other financial institutions are collateralized with cash, and swap agreements with borrowers are secured by the collateral arrangements for the underlying loans these borrowers have with the Company. During the three months ended March 31, 2019 and March 31, 2018, there were no losses recorded on swap agreements attributable to the change in credit risk associated with a counterparty. All interest rate swap agreements entered into by the Company as of March 31, 2019 and December 31, 2018 are not designated as hedging instruments.

The following tables summarize the Company's derivative instruments, included in “other assets” and “other liabilities” in the consolidated statements of financial condition:

	March 31, 2019
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts	$57,023	$1,068	$57,023	$1,068
Total derivative instruments	$57,023	$1,068	$57,023	$1,068

	December 31, 2018
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts	$57,502	$1,681	$57,502	$1,681
Total derivative instruments	$57,502	$1,681	$57,502	$1,681

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

Financial instruments that are eligible for offset in the consolidated statements of financial condition as of March 31, 2019 are presented in the table below:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (1)	Net Amount
	(dollars in thousands)
March 31, 2019
Financial assets:
Derivatives not designated as hedging instruments	$1,697	$(629)	$1,068	$—	$—	$1,068
Total	$1,697	$(629)	$1,068	$—	$—	$1,068

Financial liabilities:
Derivatives not designated as hedging instruments	$1,068	$—	$1,068	$—	$—	$1,068
Total	$1,068	$—	$1,068	$—	$—	$1,068

(1) Represents cash collateral held with counterparty bank.

Financial instruments that are eligible for offset in the consolidated statements of financial condition as of December 31, 2018 are presented in the table below:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (1)	Net Amount
	(dollars in thousands)
December 31, 2018
Financial assets:
Derivatives not designated as hedging instruments	$2,177	$(496)	$1,681	$—	$—	$1,681
Total	$2,177	$(496)	$1,681	$—	$—	$1,681

Financial liabilities:
Derivatives not designated as hedging instruments	$1,681	$—	$1,681	$—	$—	$1,681
Total	$1,681	$—	$1,681	$—	$—	$1,681

(1) Represents cash collateral held with counterparty bank.

Note 13 – Leases

The Company accounts for its leases in accordance with ASC 842, which was implemented on January 1, 2019 and requires the Company to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased asset. The Company’s leases primarily represent future obligations to make payments for the use of buildings or space for its operations. Liabilities to make future lease payments are recorded in Accrued expenses and other liabilities, while right-of-use assets are recorded in Other assets in the Company’s consolidated balance sheets. At March 31, 2019, all of the Company’s leases were classified as either operating leases or short-term leases. Liabilities to make future lease payments and right of use assets are recorded for operating leases and not short-term leases. These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Company believes it has an economic incentive to extend or renew the lease. Future contractual base rents are discounted using the rate implicit in the lease or using the Company’s estimated incremental borrowing rate if the rate implicit in the lease is not readily determinable. For leases that contain variable lease payments, the Company assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the term of the associated lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion in the related liability to make future lease payments.

For the three months ended March 31, 2019 expense associated with the Company’s leases totaled $3.4 million and was recorded in premises and occupancy expense in the consolidated statements of income. Of this amount, approximately $2.7 million is attributed to operating leases, while $691,000 is attributed to short-term leases, which are leases that have a term of 12 months or less at commencement.

The following table presents supplemental information related to operating leases as of the period indicated:

March 31, 2019
(dollars in thousands)
Balance Sheet:
Operating lease right of use assets	$41,800
Operating lease liabilities	43,892
Cash Flows:
Operating cash flows from operating leases	2,545

The following table provides information related to minimum contractual lease payments and other information associated with the Company’s leases as of March 31, 2019:

	2019	2020	2021	2022	2023	Thereafter	Total
	(dollars in thousands)
Contractual base rents (1):
Operating leases	$10,004	$8,550	$8,865	$8,511	$7,021	$9,689	$52,640
Short-term leases	958	—	—	—	—	—	958
Total contractual base rents	$10,962	$8,550	$8,865	$8,511	$7,021	$9,689	$53,598

Total liability to make lease payments							$43,892
Difference in undiscounted and discounted future lease payments							$9,706
Weighted average discount rate							6.34%
Weighted average remaining lease term (years)							5.6

(1) Contractual base rents reflect options to extend and renewals, and do not include property taxes and other operating expenses due under respective lease agreements.

The Company from time to time leases portions of space it owns to other parties. Income received from these transactions is recorded on a straight-line basis over the term of the sublease. For the three months ended March 31, 2019 and 2018, income from these transactions was not significant.

The following table provides information related to minimum contractual lease payments for the periods indicated below as of December 31, 2018 (1):

	2019	2020	2021	2022	2023	Thereafter	Total
	(dollars in thousands)
Minimum contractual lease payments	$11,468	$10,869	$10,133	$9,296	$8,124	$10,518	$60,408
(1) Contractual based rents in the table above are reflective of future lease obligations under ASC 840, prior to the implementation of ASC 842. The amounts in the table above do not reflect extensions or renewals and do not include property taxes and other operating expenses due under respective lease agreements. The amounts in the table above also reflect future lease obligations for certain leases that have not yet commenced as of December 31, 2018.

Note 14 – Revenue Recognition

The Company earns revenue from a variety of sources. The Company’s principal source of revenue is interest income on loans, investment securities and other interest earning assets, while the remainder of the Company’s revenue is earned from a variety of fees, service charges, gains and losses, and other income, all of which are classified as noninterest income. Revenue from interest on loans and investment securities is accounted for on an accrual basis using the interest method, while revenue from other sources is accounted for under other applicable U.S. GAAP as well as ASC 606 - Revenue from Contracts with Customers. Revenue streams within the scope of and accounted for under ASC 606 include: service charges and fees on deposit accounts, debit card interchange fees, fees from other services the Company provides its customers and gains and losses from the sale of other real estate owned and property, premises and equipment. ASC 606 requires revenue to be recognized when the Company satisfies the related performance obligations by transferring to the customer a good or service. The recognition of revenue under ASC 606 requires the Company to first identify the contract with the customer, identify the associated performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and finally recognize revenue when the performance obligations have been satisfied and the good or service has been transferred. The majority of the Company’s contracts with customers associated with revenue streams that are within the scope of ASC 606 are considered short-term in nature, can be canceled at any time by the customer or the Company without penalty, such as a deposit account agreement, and are satisfied at a point in time. These revenue streams are included in non-interest income.

The following tables provide a summary of the Company’s revenue streams, including those that are within the scope of ASC 606 and those that are accounted for under other applicable U.S. GAAP:

	Three Months Ended
	March 31, 2019		December 31, 2018		March 31, 2018
	Within Scope(1)	Out of Scope(2)	Within Scope(1)	Out of Scope(2)	Within Scope(1)	Out of Scope(2)
	(dollars in thousands)
Interest income:
Loans	$—	$121,476	$—	$126,341	$—	$84,173
Investment securities and other interest-earning assets	—	9,767	—	9,680	—	6,654
Total interest income	—	131,243	—	136,021	—	90,827
Noninterest income:
Loan servicing fees	—	398	—	408	—	345
Service charges on deposit accounts	1,330	—	1,351	—	1,150	—
Other service fee income	356	—	270	—	146	—
Debit card interchange income	1,071	—	1,139	—	1,036	—
Earnings on bank-owned life insurance	—	910	—	929	—	611
Net gain from sales of loans	—	1,729	—	1,929	—	2,958
Net gain from sales of investment securities	—	427	—	—	—	6
Other income	192	1,268	1,158	(214)	237	1,177
Total noninterest income	2,949	4,732	3,918	3,052	2,569	5,097
Total revenues	$2,949	$135,975	$3,918	$139,073	$2,569	$95,924
(1) Revenues from contracts with customers accounted for under ASC 606.
(2) Revenues not within the scope of ASC 606 and accounted for under other applicable U.S. GAAP requirements.

The following provides information concerning the major components of the Company’s revenue:

Interest Income

Interest income is comprised of interest on loans, investment securities and other interest-earning assets. Interest is recognized using the interest method, which reflects the contractual yield on loans and coupon yield for investment securities. These yields are adjusted for purchase discounts, premiums and net deferred loan origination fees/costs for newly originated loans.

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

At March 31, 2019, the Company did not have any material contract assets or liabilities in its consolidated financial statements related to revenue streams within the scope of ASC 606, and there were no material changes in those balances during the reporting period.

Note 15 – Subsequent Events

Quarterly Cash Dividend
On April 19, 2019, the Corporation’s Board of Directors declared a cash dividend of $0.22 per share, payable on May 15, 2019 to shareholders of record on May 1, 2019.

Stock Repurchase
In April 2019, the Corporation repurchased a total of 92,959 shares at an average price of $29.42 per share with a total cost of $2.7 million.

Issuance of Subordinated Notes
On May 8, 2019, the Corporation issued and sold to the public $125 million aggregate principal amount of its 4.875% Fixed-to-Floating Rate Subordinated Notes due May 15, 2029 (the “Notes”), at a public offering price equal to 100% of the aggregate principal amount of the Notes (the “Offering”). The Corporation estimates that the net proceeds from the Offering, after deducting underwriting discounts and estimated expenses, will be approximately $122.4 million. The Notes were offered pursuant to a prospectus supplement, dated May 3, 2019, to the prospectus dated April 23, 2019 that forms part of the Company’s effective registration statement on Form S-3 (File No. 333-230993) filed by the Corporation with the U.S. Securities and Exchange Commission under the Securities Act of 1933, as amended.

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

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•	The strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;

•	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”)

•	The impact of changes in financial services policies, laws and regulations, including those concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

•	Inflation/deflation, interest rate, market and monetary fluctuations;

•
The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the FASB or other accounting standards setters;

•	The impact of current governmental efforts to restructure the U.S. financial regulatory system, including amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	Changes in consumer spending, borrowing and savings habits;

•	Changes in the competitive environment among financial and bank holding companies and other financial service providers;

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

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking information and statements to reflect actual results or changes in the factors affecting the forward-looking information and statements. For information on the factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our 2018 Annual Report.

Forward-looking information and statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us. Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov.

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Annual Report, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the year ending December 31, 2019.

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

As a California state-chartered commercial bank, which is a member of the Federal Reserve, the Bank is subject to supervision, periodic examination and regulation by the DBO, the Federal Reserve and the Consumer Financial Protection Bureau. The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund. In general, terms insurance coverage is up to $250,000 per depositor for all deposit accounts. As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over the Bank. If, as a result of an examination of the Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors and ultimately to request the FDIC to terminate the Bank’s deposit insurance. As a California-chartered commercial bank, the Bank is also subject to certain provisions of California law.

We provide banking services within our targeted markets in California, Arizona, Nevada and Washington to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve. Additionally, through our Homeowners’ Associations (“HOA”) Banking and Lending and Franchise Capital units we can provide customized cash management, electronic banking services and credit facilities to HOAs, HOA management companies and quick service restaurant (“QSR”) franchise owners nationwide. Our corporate headquarters are located in Irvine, California. At March 31, 2019, the Bank operated 42 full-service depository branches located in California in the counties of Orange, Los Angeles, Riverside, San Bernardino, San Diego, San Luis Obispo and Santa Barbara, California as well as markets in Pima and Maricopa Counties, Arizona, Clark County, Nevada and Clark County, Washington. Through our branches and our web site at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking and on-line bill payment. We also offer a variety of loan products, including commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans and home equity loans. The Bank funds its lending and investment activities with retail and commercial deposits obtained through its branches, advances from the FHLB, lines of credit and wholesale and brokered certificates of deposits.

Our principal source of income is the net spread between interest earned on loans and investments and the interest costs associated with deposits and borrowings used to finance the loan and investment portfolios. Additionally, the Bank generates fee income from loan and investment sales and various products and services offered to both depository and loan customers.

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies that govern the application of U.S. GAAP in the preparation of our financial statements. Our significant accounting policies are described in the Notes to the Consolidated Financial Statements in our 2018 Annual Report. On January 1, 2019, the Company adopted the provisions of ASC 842 - Leases. The provisions of ASC 842 change the way the Company accounts for its leases by requiring liabilities to make lease payments and corresponding rights to use underlying leased assets to be recorded in the Company’s Consolidated Financial Statements. The following provides a summary of the Company’s policy for the accounting of leases:

Leases–The Company accounts for its leases in accordance with ASC 842, which requires the Company to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased asset. Leases with a term of 12 months or less are accounted for using straight-line expense recognition with no liability or asset being recorded for such leases. Other than short-term leases, the Company classifies its leases as either finance leases or operating leases. Leases are classified as finance leases when any of the following are met: (a) the lease transfers ownership of the underlying asset to the Company by the end of the lease term, (b) the lease contains an option to purchase the underlying asset that the Company is reasonably certain to exercise, (c) the term of the lease represents a major part of the remaining life of the underlying asset, (d) the present value of the future lease payments equals or exceeds substantially all of the fair value of the underlying asset, or (e) the underling leased asset is expected to have no alternative use to the lessor at the end of the lease term due to its specialized nature. When the Company’s assessment of a lease does not meet the foregoing criteria, and the term of the lease is in excess of 12 months, the lease is classified as an operating lease.

Liabilities to make lease payments and right-of-use assets are determined based on the total contractual base rents for each lease, discounted at the rate implicit in the lease or at the Company’s estimated incremental borrowing rate if the rate is not implicit in the lease. The Company measures future base rents based on the minimum payments specified in the lease agreement, giving consideration for periodic contractual rent increases which are based on an escalation rate or a specified index. When future rent payments are based on an index, the Company uses the index rate observed at the time of lease commencement to measure future lease payments. Liabilities to make lease payments are accounted for using the interest method, which are reduced by periodic rent payments, net of interest accretion. Right-of-use assets for finance leases are amortized on a straight-line basis over the term of the lease, while right-of-use assets for operating leases are amortized over the term of the lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion on the related liability to make lease payments. Expense recognition for finance leases is representative of the sum of periodic amortization of the associated right-of-use asset as well as the periodic interest accretion on the liability to make lease payments. Expense recognition for operating leases is recorded on a straight-line basis. As of March 31, 2019, all of the Company’s leases were classified as either operating leases or short-term leases.

From time to time the Company leases portions of the space it leases to other parties through sublease transactions. Income received from these transactions is recorded on a straight-line basis over the term of the sublease.

Other than the foregoing discussion concerning leases, there have been no significant changes to our Critical Accounting Policies from that described in our 2018 Annual Report.

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

We consider the ALLL to be a critical accounting policy that requires judicious estimates and assumptions in the preparation of our financial statements that is particularly susceptible to significant change. For further information, see “Allowance for Loan Losses” discussed in Note 7 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Note 5 to the Consolidated Financial Statements in our 2018 Annual Report.

GRANDPOINT ACQUISITION

Effective July 1, 2018, the Company acquired Grandpoint and its wholly-owned bank subsidiary, Grandpoint Bank, a California-chartered bank headquartered in Los Angeles, California, pursuant to the terms of a definitive agreement entered into by the Corporation and Grandpoint on February 9, 2018. As a result of the Grandpoint acquisition, the Company acquired and recorded at the acquisition date assets with a fair value of approximately $3.08 billion, including:

•	$2.35 billion of gross loans;

•	$313.0 million in goodwill;

•	$147.6 million of cash and cash equivalents;

•	$392.9 million of investment securities;

•	$97.2 million of other types of assets;

•	$9.1 million in fixed assets;

•	$4.4 million of deterred tax assets; and

•	$71.9 million of a core deposit intangible.

Also as a result of the Grandpoint acquisition, the Company recorded a final value of approximately $602.2 million after approximately $28.1 million in aggregate cash consideration in connection with the Corporation’s stock issued to Grandpoint shareholders as part of the acquisition consideration. The transaction consideration represented the issuance of 15,758,089 shares of the Corporation’s common stock, valued at $38.15 per share, which was the closing price of the Corporation’s common stock on June 29, 2018, the last trading day prior to the consummation of the Merger. The Company assumed at acquisition date liabilities with a fair value of approximately $2.79 billion, including:

•	$2.51 billion in deposit transaction accounts;

•	$254.9 million in borrowings; and

•	$24.9 million other liabilities.

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

The integration and system conversion of Grandpoint was completed in October 2018.

NON-U.S. GAAP MEASURES

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

For periods presented below, return on average tangible common equity is a non-U.S. GAAP financial measure derived from U.S. GAAP-based amounts. We calculate this figure by excluding core deposit intangible (“CDI”) amortization expense and exclude the average CDI and average goodwill from the average stockholders’ equity during the period. Management believes that the exclusion of such items from this financial measures provides useful information to gain an understanding of the operating results of our core business.

	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
	(dollars in thousands)
Net income	$38,718	$39,643	$28,002
Plus: CDI amortization expense	4,436	4,631	2,274
Less: CDI amortization expense tax adjustment (1)	1,288	1,294	548
Net income for average tangible common equity	$41,866	$42,980	$29,728

Average stockholders’ equity	$1,991,861	$1,944,623	$1,255,629
Less: average CDI	98,984	103,434	42,220
Less: average goodwill	808,726	808,516	493,357
Average tangible common equity	$1,084,151	$1,032,673	$720,052

Return on average equity (2)	7.78%	8.15%	8.92%
Return on average tangible common equity (2)	15.45%	16.65%	16.51%
______________________________
(1) CDI amortization expense adjusted by quarterly effective tax rate.
(2) Ratio is annualized.

For periods presented below, efficiency ratio is a non-U.S. GAAP financial measure derived from U.S. GAAP-based amounts. This figure represents the ratio of noninterest expense less other real estate owned operations, core deposit intangible amortization and merger-related expense to the sum of net interest income before provision for loan losses and total noninterest income, less gains/(loss) on sale of securities and gain/(loss) on sale of other real estate owned. Management believes that the exclusion of such items from this financial measures provides useful information to gain an understanding of the operating results of our core business.

	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
	(dollars in thousands)
Total noninterest expense	$63,577	$67,239	$49,808
Less: CDI amortization	4,436	4,631	2,274
Less: merger-related expense	655	2,597	936
Less: other real estate owned operations, net	3	1	1
Noninterest expense, adjusted	$58,483	$60,010	$46,597

Net interest income before provision for loan losses	$111,406	$117,546	$81,281
Add: total noninterest income loss	7,681	6,970	7,666
Less: net gain loss from investment securities	427	—	6
Less: net gain (loss) from other real estate owned	—	305	(8)
Revenue, adjusted	$118,660	$124,211	$88,949

Efficiency Ratio	49.3%	48.3%	52.4%

RESULTS OF OPERATIONS

In the first quarter of 2019, we reported net income of $38.7 million, or $0.62 per diluted share. This compares with net income of $39.6 million, or $0.63 per diluted share, for the fourth quarter of 2018. The decrease in net income in the first quarter compared to the fourth quarter was primarily driven by a decrease in net interest income of $6.1 million, partially offset by an decrease in noninterest expense of $3.7 million, including $1.9 million of merger-related expense, and provision for credit losses of $732,000, as well as an increase in noninterest income of $711,000.

Net income of $38.7 million, or $0.62 per diluted share, for the first quarter of 2019 compares to net income for the first quarter of 2018 of $28.0 million, or $0.60 per diluted share. The increase in net income of $10.7 million during the first quarter of 2019 compared to the first quarter of 2018 was primarily due to the $30.1 million increase in net interest income resulting from average interest-earning asset growth of $3.01 billion when compared to the first quarter of 2018. The increase in average interest-earning assets was primarily from the acquisition of Grandpoint in the third quarter of 2018, as well as organic loan growth since the end of the first quarter of 2018. These increases were partially offset by a $13.8 million increase in noninterest expense and $6.4 million increase in income tax. The increase in noninterest expense included increases in all major categories, including $4.5 million in compensation and benefits expense, and $2.8 million in premises and occupancy expense. Prior period comparison was impacted by the acquisition of Grandpoint in the third quarter of 2018.

For the three months ended March 31, 2019, the Company’s return on average assets was 1.34% and return on average tangible common equity was 15.45%. For the three months ended December 31, 2018, the return on average assets was 1.37% and the return on average tangible common equity was 16.65%. For the three months ended March 31, 2018, the return on average assets was 1.39% and the return on average tangible common equity was 16.51%.

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

Net interest income totaled $111.4 million in the first quarter of 2019, a decrease of $6.1 million, or 5.2%, from the fourth quarter of 2018. The decrease in net interest income reflected the impact of two fewer days of interest in the first quarter of 2019 compared to fourth quarter of 2018, lower accretion income as well as higher funding costs.

Net interest margin for the first quarter was 4.37%, compared with 4.49% in the prior quarter. The decrease was primarily driven by lower accretion income of $3.8 million in the first quarter of 2019 compared to $6.3 million in the fourth quarter of 2018. Our core net interest margin, which excludes the impact of accretion, decreased 3 basis points to 4.21%, compared to 4.24% in the prior quarter. The decrease in the core net interest margin was attributable to higher cost of funds, partially offset by a higher core yields on interest-earning assets, which excludes the impact of accretion. Cost of deposits increased 8 basis point to 0.63% during the quarter.

Net interest income for the first quarter of 2019 increased $30.1 million, or 37.1%, compared to the first quarter of 2018. The increase was primarily related to an increase in average interest-earning assets of $3.01 billion, which resulted primarily from our acquisitions of Grandpoint in the third quarter of 2018, as well as organic loan growth since the end of the first quarter of 2018.

The following table present the interest spread, net interest margin, average balances calculated based on daily average, interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities, and the average yield/rate by asset and liability component for the periods indicated:

	Average Balance Sheet
	Three Months Ended
	March 31, 2019			December 31, 2018			March 31, 2018
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$173,613	$378	0.88%	$230,377	$634	1.09%	$167,236	$313	0.76%
Investment securities	1,298,476	9,389	2.89	1,243,240	9,046	2.91	919,526	6,341	2.76
Loans receivable, net (1)(2)	8,867,159	121,476	5.56	8,909,407	126,341	5.63	6,237,968	84,173	5.47
Total interest-earning assets	10,339,248	131,243	5.15	10,383,024	136,021	5.20	7,324,730	90,827	5.03
Noninterest-earning assets	1,224,281			1,199,343			720,569
Total assets	$11,563,529			$11,582,367			$8,045,299
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$536,117	$474	0.36	$521,778	$456	0.35	$348,110	$114	0.13
Money market	2,912,819	6,534	0.91	2,963,437	6,074	0.81	2,189,912	3,159	0.59
Savings	249,621	86	0.14	258,634	98	0.15	223,992	79	0.14
Retail certificates of deposit	1,001,344	4,058	1.64	1,025,311	3,842	1.49	713,290	1,388	0.79
Wholesale/brokered certificates of deposit	373,822	2,132	2.31	296,345	1,571	2.10	377,549	1,174	1.26
Total interest-bearing deposits	5,073,723	13,284	1.06	5,065,505	12,041	0.94	3,852,853	5,914	0.62
FHLB advances and other borrowings	770,331	4,802	2.53	795,029	4,701	2.35	508,142	2,023	1.61
Subordinated debentures	110,340	1,751	6.35	110,271	1,733	6.29	105,153	1,609	6.12
Total borrowings	880,671	6,553	3.02	905,300	6,434	2.82	613,295	3,632	2.40
Total interest-bearing liabilities	5,954,394	19,837	1.35	5,970,805	18,475	1.23	4,466,148	9,546	0.87
Noninterest-bearing deposits	3,480,791			3,571,119			2,262,895
Other liabilities	136,483			95,820			60,627
Total liabilities	9,571,668			9,637,744			6,789,670
Stockholders’ equity	1,991,861			1,944,623			1,255,629
Total liabilities and equity	$11,563,529			$11,582,367			$8,045,299
Net interest income		$111,406			$117,546			$81,281

Net interest margin (3)			4.37%			4.49%			4.50%
Cost of deposits			0.63			0.55			0.39
Cost of funds (4)			0.85			0.77			0.58
Ratio of interest-earning assets to interest-bearing liabilities			173.64			173.90			164.01

(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums.
(2) Interest income includes net discount accretion of $3.8 million, $6.3 million and $3.7 million, respectively.
(3) Represents annualized net interest income divided by average interest-earning assets.
(4) Represents annualized total interest expense divided by the sum of average total interest-bearing liabilities and noninterest-bearing deposits.

Changes in our net interest income are a function of changes in volumes, days in a period and rates of interest-earning assets and interest-bearing liabilities. The following table presents the impact the volume, days in a period and rate changes have had on our net interest income for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•	Changes in volume (changes in volume multiplied by prior rate);

•	Changes in days in a period (changes in days in a period multiplied by daily interest);

•	Changes in interest rates (changes in interest rates multiplied by prior volume) (includes the recognition of deferred fees/costs and discounts/premiums; and

•	The net change or the combined impact of volume, days in a period and rate changes allocated proportionately to changes in volume, days in a period and changes in interest rates.

	Three Months Ended March 31, 2019 Compared to Three Months Ended December 31, 2018 Increase (decrease) due to
	Volume	Days	Rate	Net
	(dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$(140)	$(8)	$(108)	$(256)
Investment securities	638	—	(295)	343
Loans receivable, net	(598)	(2,699)	(1,568)	(4,865)
Total interest-earning assets	(100)	(2,707)	(1,971)	(4,778)
Interest-bearing liabilities
Interest checking	14	(11)	15	18
Money market	(97)	(145)	702	460
Savings	(3)	(2)	(7)	(12)
Retail certificates of deposit	(93)	(90)	399	216
Wholesale/brokered certificates of deposit	440	(47)	168	561
FHLB advances and other borrowings	(142)	(107)	350	101
Subordinated debentures	—	—	18	18
Total interest-bearing liabilities	119	(402)	1,645	1,362
Change in net interest income	$(219)	$(2,305)	$(3,616)	$(6,140)

	Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018 Increase (decrease) due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$13	$52	$65
Investment securities	2,740	308	3,048
Loans receivable, net	35,901	1,402	37,303
Total interest-earning assets	38,654	1,762	40,416
Interest-bearing liabilities
Interest checking	84	276	360
Money market	1,278	2,097	3,375
Savings	7	—	7
Retail certificates of deposit	727	1,943	2,670
Wholesale/brokered certificates of deposit	(12)	970	958
FHLB advances and other borrowings	1,316	1,463	2,779
Subordinated debentures	80	62	142
Total interest-bearing liabilities	3,480	6,811	10,291
Change in net interest income	$35,174	$(5,049)	$30,125

Provision for Credit Losses

A provision for credit losses of $1.5 million was recorded for the first quarter of 2019, compared with a provision for credit losses of $2.3 million for the fourth quarter of 2018. The first quarter of 2019 provision for credit losses includes a $486,000 reduction in reserve for unfunded commitments primarily due to lower attributable loan commitments and loss rates. The prior quarter included a $580,000 reduction in reserve for unfunded commitments. Net charge-offs were $228,000 in the first quarter of 2019 compared to $138,000 in the fourth quarter of 2018.

The $1.5 million provision for credit losses during the first quarter of 2019 decreased by $727,000 from the first quarter of 2018. The first quarter of 2019 provision included a $486,000 reduction in reserve for unfunded commitments compared to the first quarter of 2018, which did not include a provision for unfunded commitments. Net loan charge-offs were $228,000 for the first quarter of 2019, compared with net loan charge-offs of $687,000 from the first quarter of 2018.
For purchased credit impaired loans, charge-offs are recorded when there is a decrease in the estimated cash flows of the credit from original cash flow estimates. Purchased credit impaired loans were recorded at their estimated fair value, which incorporated our estimated expected cash flows until the ultimate resolution of these credits. To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan losses or charge-offs will be recognized into earnings or against the allowance, if applicable. To the extent actual or projected cash flows are more than originally estimated, the increase in cash flows is prospectively recognized in loan interest income. Due to the accounting rules associated with our purchased credit impaired loans, each quarter we are required to re-estimate cash flows, which could cause volatility in our reported net interest margin and provision for loan losses. During the three months ended March 31, 2019, December 31, 2018 and March 31, 2018, no additional allowance was recorded associated with certain purchased credit impaired loans. See “Allowance for Loan Losses” discussed below in this Quarterly Report on Form 10-Q.

Noninterest Income

Noninterest income for the first quarter of 2019 was $7.7 million, an increase of $711,000, or 10.2%, from the fourth quarter of 2018. The increase from the fourth quarter of 2018 was primarily due to a $427,000 increase in net gain from sales of investment securities, a $516,000 increase in other income and a $200,000 decrease in net gain from the sales of loans. The increase in other income included a positive mark of $612,000 in Community Reinvestment Act (“CRA”) related equity investments, compared to a loss of $148,000 in prior quarter, and $292,000 in recoveries of pre-acquisition charged-off loans, compared to recoveries of $176,000 in the prior quarter.

During the first quarter of 2019, the Bank sold $25.5 million of SBA loans for a net gain of $1.7 million, compared with the sale of $26.1 million of SBA loans for a net gain of $1.6 million in the fourth quarter of 2018. The prior quarter also included the sale of $163.2 million of non-SBA loans for a net gain of $320,000.

Noninterest income for the first quarter of 2019 increased $15,000, or 0.2%, compared to the first quarter of 2018. The increase from the first quarter of 2018 was primarily related to a $421,000 increase in net gain from sale of investment securities, a $299,000 increase in earnings on bank-owned life insurance (“BOLI”), a $210,000 increase in other service fee income and a $180,000 increase in service charges on deposit accounts, partially offset by a $1.2 million decrease in net gain from sales of loans.

Noninterest Expense

Noninterest expense totaled $63.6 million for the first quarter of 2019, a decrease of $3.7 million, or 5.4%, compared with the fourth quarter of 2018. The decrease was driven primarily by merger-related expense of $655,000 in the first quarter of 2019 compared with $2.6 million in the fourth quarter of 2018. Excluding merger-related expense, noninterest expense decreased $1.7 million to $62.9 million, primarily due to a full quarter’s realization of cost savings attributable to the acquisition of Grandpoint. Compensation and benefits were also favorably impacted overall by lower staffing and incentives.

Noninterest expense grew by $13.8 million, or 27.6% compared to the first quarter of 2018. The increase was primarily related to the additional costs from operations, personnel and branches retained from the acquisition of Grandpoint, CDI amortization expense, combined with our continued investment in personnel to support our organic growth in loans and deposits, partially offset by the reduction in merger-related expense.

The Company’s efficiency ratio was 49.3% for the first quarter of 2019, compared to 48.3% for the fourth quarter of 2018 and 52.4% for the first quarter of 2018.

Income Taxes

For the three months ended March 31, 2019, December 31, 2018 and March 31, 2018, income tax expense was $15.3 million, $15.4 million, and $8.9 million, respectively, and the effective income tax rate was 28.3%, 27.9% and 24.1%, respectively. The effective tax rate is affected by various items, including tax exempt income from municipal securities, BOLI, tax credits from investments in low income housing tax credits (“LIHTC”) and the exercise of stock options and vesting of other stock-based compensation. The effective tax rate for the three months ended March 31, 2019 as compared to the effective tax rate for the three months ended December 31, 2018 was higher due in part to a reduction in overall net favorable permanent differences relative to pretax income. The effective tax rate for the three months ended March 31, 2019 was higher than that for the three months ended March 31, 2018 due in large part to the absence of favorable one-time tax benefits associated with the settlement of stock-based compensation which occurred during the first quarter of 2018.

The total amount of unrecognized tax benefits was $2.9 million as of March 31, 2019 and December 31, 2018, primarily comprised of unrecognized tax benefits from an acquisition during 2017. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $0 at March 31, 2019 and December 31, 2018. The Company does not believe that the unrecognized tax benefits will change within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued for $291,000 and $246,000 of the interest at March 31, 2019 and December 31, 2018, respectively. No amounts for penalties were accrued.

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

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of March 31, 2019 and December 31, 2018.

FINANCIAL CONDITION

At March 31, 2019, assets totaled $11.58 billion, an increase of $93.1 million, or 0.8%, from December 31, 2018. The increase was primarily due to increases in investment securities, gross loans and other assets of $66.9 million, $35.0 million and $29.4 million, respectively. The increase in other assets was due to the addition of a $41.8 million right-of-use asset as a result of the adoption of ASC 842 during the quarter. These increases were partially offset by a decrease of $25.0 million in cash and cash equivalents

Loans

Loans held for investment totaled $8.87 billion at March 31, 2019, an increase of $29.0 million, or 0.3%, from December 31, 2018. The increase from December 31, 2018 was impacted by organic loan growth, partially offset by lower loan repayments and lower line utilization during the first quarter of 2019. Since December 31, 2018, real estate loans increased $52.5 million, business loans decreased $19.7 million and consumer loans decreased $4.1 million. Loans held for sale, which primarily represent the guaranteed portion of SBA loans that the Bank originates for sale, increased $6.0 million from December 31, 2018. The total end-of-period weighted average interest rate on loans at March 31, 2019 was 5.13%, compared to 5.13% at December 31, 2018.

The following table sets forth the composition of our loan portfolio in dollar amounts, as a percentage of the portfolio and gives the weighted average interest rate by loan category at the dates indicated:

	March 31, 2019			December 31, 2018
	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
	(dollars in thousands)
Business loans
Commercial and industrial	$1,336,520	15.1%	5.75%	$1,364,423	15.4%	5.83%
Franchise	813,057	9.2	5.43	765,416	8.7	5.40
Commercial owner occupied (1)	1,648,762	18.6	4.97	1,679,122	19.0	4.94
SBA	188,757	2.1	7.39	193,882	2.2	7.17
Agribusiness	134,603	1.5	5.50	138,519	1.6	5.46
Total business loans	4,121,699	46.5	5.44	4,141,362	46.9	5.44
Real estate loans
Commercial non-owner occupied	2,124,250	23.9	4.69	2,003,174	22.6	4.67
Multi-family	1,511,942	17.0	4.37	1,535,289	17.4	4.33
One-to-four family (2)	279,467	3.1	5.09	356,264	4.0	5.01
Construction	538,197	6.1	6.67	523,643	5.9	6.74
Farmland	167,345	1.9	4.81	150,502	1.7	4.80
Land	46,848	0.5	5.49	46,628	0.5	5.61
Total real estate loans	4,668,049	52.5	4.85	4,615,500	52.1	4.83
Consumer loans
Consumer loans	85,302	1.0	5.56	89,424	1.0	5.60
Gross loans held for investment (3)	8,875,050	100.0%	5.13%	8,846,286	100.0%	5.13%
Deferred loan origination (fees)/costs and (discounts)/premiums, net	(9,195)			(9,468)
Loans held for investment	8,865,855			8,836,818
Allowance for loan losses	(37,856)			(36,072)
Loans held for investment, net	$8,827,999			$8,800,746

Loans held for sale, at lower of cost or fair value	$11,671			$5,719
______________________________
(1) Secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans held for investment for March 31, 2019 and December 31, 2018 are net of the unaccreted fair value net purchase discounts of $57.2 million and $61.0 million, respectively.

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. Loans delinquent 30 or more days as a percentage of loans held for investment were 0.18% at March 31, 2019, compared to 0.15% at December 31, 2018.

The following table sets forth delinquencies in the Company’s loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At March 31, 2019
Business loans
Commercial and industrial	5	$524	5	$1,439	6	$893	16	$2,856
Franchise	—	—	—	—	2	5,870	2	5,870
Commercial owner occupied	—	—	—	—	2	726	2	726
SBA	6	965	1	103	7	3,991	14	5,059
Agribusiness	1	10	—	—	—	—	1	10
Real estate loans
Commercial non-owner occupied	1	731	—	—	—	—	1	731
Multi-family	—	—	1	440	—	—	1	440
One-to-four family	1	69	—	—	1	1	2	70
Total	14	$2,299	7	$1,982	18	$11,481	39	$15,762
Delinquent loans to loans held for investment		0.03%		0.02%		0.13%		0.18%

At December 31, 2018
Business loans
Commercial and industrial	6	$309	4	$1,204	5	$931	15	$2,444
Franchise	1	5,680	—	—	1	190	2	5,870
Commercial owner occupied	1	343	—	—	5	812	6	1,155
SBA	3	524	—	—	3	2,626	6	3,150
Real estate loans
Multi-family	1	14	—	—	—	—	1	14
One-to-four family	1	30	1	9	1	6	3	45
Land	—	—	—	—	—	—	—	—
Consumer loans
Consumer	3	146	1	29	—	—	4	175
Total	16	$7,046	6	$1,242	15	$4,565	37	$12,853
Delinquent loans to loans held for investment		0.08%		0.02%		0.05%		0.15%
______________________________
(1) All loans that are delinquent 90 days or more are on nonaccrual status and reported as part of nonperforming loans.

Allowance for Loan Losses.  The ALLL represents an estimate of probable incurred losses inherent in our loan portfolio and is based on our continual review of credit quality of the loan portfolio. The allowance contains a specific reserve component for loans that are impaired and a general reserve component for loans without credit impairment. The general reserve is determined by applying a systematically derived loss factor to individual segments of the loan portfolio. The adequacy and appropriateness of the ALLL and the individual loss factors are reviewed each quarter by management.

The loss factor for each segment of our loan portfolio is generally based on our actual historical loss rate experience supplemented by industry data where we lack loss historical experience. Loss factors for loans graded below pass, including classified and criticized assets, are calculated using a migration analysis. The loss factor is adjusted by qualitative adjustment factors to arrive at a final loss factor for each loan portfolio segment. For additional information regarding the qualitative adjustments, please see “Allowances for Loan Losses” as discussed in our 2018 Annual Report. The qualitative factors allow management to assess current trends within our loan portfolio and the economic environment to incorporate their effect when calculating the ALLL. The final loss factors are applied to the loans within our loan portfolio.

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

At March 31, 2019, our ALLL was $37.9 million, an increase of $1.8 million from December 31, 2018. The increase in the allowance for loan losses at March 31, 2019 was primarily due to increased specific reserves on nonperforming loans and to lesser extent higher net charge-offs of $228,000. At March 31, 2019, given the composition of our loan portfolio, as well as the unamortized fair value discount of loans acquired, the ALLL was considered adequate to cover probable incurred losses inherent in the loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the ALLL change, the Company’s estimate of probable incurred loan losses could also change, which could affect the level of future provisions for loan losses.

The following table sets forth the Company’s ALLL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	March 31, 2019			December 31, 2018
Balance at End of Period Applicable to	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
	(dollars in thousands)
Business loans
Commercial and industrial	$10,450	0.78%	15.1%	$10,821	0.79%	15.4%
Franchise	7,871	0.97	9.2	6,500	0.85	8.7
Commercial owner occupied	1,305	0.08	18.6	1,386	0.08	19.0
SBA	5,173	2.74	2.1	4,288	2.21	2.2
Agribusiness	3,137	2.33	1.5	3,283	2.37	1.6
Real estate loans
Commercial non-owner occupied	1,668	0.08	23.9	1,604	0.08	22.6
Multi-family	669	0.04	17.0	725	0.05	17.4
One-to-four family	758	0.27	3.1	805	0.23	4.0
Construction	5,194	0.97	6.1	5,166	0.99	5.9
Farmland	664	0.40	1.9	503	0.33	1.7
Land	766	1.64	0.5	772	1.66	0.5
Consumer loans
Consumer loans	201	0.24	1.0	219	0.24	1.0
Total	$37,856	0.43%	100.0%	$36,072	0.41%	100.0%

At March 31, 2019, the ratio of ALLL to loans held for investment was 0.43%, a slight increase from 0.41% at December 31, 2018. Our remaining unamortized fair value discount on the loans acquired totaled $57.2 million at March 31, 2019, compared to $61.0 million at December 31, 2018.

The following table sets forth the activity within the Company’s ALLL in each of the loan categories listed for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
	(dollars in thousands)
Balance, beginning of period	$36,072	$33,306	$28,936
Provision for loan losses	2,012	2,904	2,253
Charge-offs:
Business loans:
Commercial and industrial	(302)	(400)	(665)
Commercial owner occupied	—	(33)	—
SBA	—	(2)	(29)
Consumer loans:
Consumer loans	(5)	(272)	(52)
Total charge-offs	(307)	(707)	(746)
Recoveries:
Business loans:
Commercial and industrial	67	415	25
Commercial owner occupied	8	15	8
SBA	3	126	26
Real estate:
One-to-four family	—	12	—
Consumer loans:
Consumer loans	1	1	—
Total recoveries	79	569	59
Net loan charge-offs	(228)	(138)	(687)
Balance at end of period	$37,856	$36,072	$30,502

Ratios:
Annualized net charge-offs to average total loans, net	0.01%	0.01%	0.04%
Allowance for loan losses to loans held for investment at end of period	0.43%	0.41%	0.49%

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), troubled debt restructured loans, OREO, and other repossessed assets owned. It is our general policy to account for a loan as nonaccrual when the loan becomes 90 days or more past due or when collection of interest appears doubtful.

Nonperforming assets totaled $13.1 million, or 0.11% of total assets at March 31, 2019, an increase from $5.0 million, or 0.04% of total assets at December 31, 2018. At March 31, 2019, nonperforming loans totaled $12.9 million, or 0.15% of loans held for investment, an increase from $4.9 million, or 0.05% of loans held for investment at December 31, 2018. Other real estate owned increased slightly to $180,000 at March 31, 2019 compared to $147,000 at December 31, 2018.

The increase in nonperforming assets during the first quarter March 31, 2019 was primarily attributable to the downgrade of one franchise loan, for which the Company has established a $1.6 million specific reserve.

The following table sets forth our composition of nonperforming assets at the dates indicated:

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Nonperforming assets
Business loans:
Commercial and industrial	$1,906	$931
Franchise	5,870	190
Commercial owner occupied	564	599
SBA	4,104	2,739
Total business loans	12,444	4,459
Real estate:
One-to-four family	388	398
Total real estate loans	388	398
Consumer loans:
Consumer loans	26	—
Total nonperforming loans	12,858	4,857
Other real estate owned	180	147
Other assets owned	13	13
Total nonperforming assets	$13,051	$5,017

Allowance for loan losses	$37,856	$36,072
Allowance for loan losses as a percent of total nonperforming loans	294%	743%
Nonperforming loans as a percent of loans held for investment	0.15	0.05
Nonperforming assets as a percent of total assets	0.11	0.04

Investment Securities

We primarily use our investment portfolio for liquidity purposes and to support our interest rate risk management strategies. Investments totaled $1.22 billion at March 31, 2019, an increase of $66.9 million, or 5.8%, from December 31, 2018. The increase in the first quarter of 2019 was primarily the result of $252.5 million in purchases and mark-to-market fair value adjustment of $15.0 million, partially offset by $169.5 million in sales and $31.2 million in calls, principal payments and amortization/accretion.

The following tables set forth the amortized cost, unrealized gains and losses, and estimated fair value of our investment securities portfolio at the dates indicated:

	March 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$59,716	$2,185	$—	$61,901
Agency	161,945	3,987	(444)	165,488
Corporate	138,128	538	(811)	137,855
Municipal bonds	213,561	4,122	(667)	217,016
Collateralized mortgage obligation: residential	23,642	70	(261)	23,451
Mortgage-backed securities: residential	567,348	3,669	(5,318)	565,699
Total investment securities available-for-sale	1,164,340	14,571	(7,501)	1,171,410
Investment securities held-to-maturity:
Mortgage-backed securities: residential	42,083	466	(380)	42,169
Other	1,811	—	—	1,811
Total securities held-to-maturity	43,894	466	(380)	43,980
Total investment securities	$1,208,234	$15,037	$(7,881)	$1,215,390

	December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$59,688	$1,224	$—	$60,912
Agency	128,958	1,631	(519)	130,070
Corporate	104,158	291	(906)	103,543
Municipal bonds	238,914	1,941	(2,225)	238,630
Collateralized mortgage obligation: residential	24,699	64	(425)	24,338
Mortgage-backed securities: residential	554,751	1,112	(10,134)	545,729
Total investment securities available-for-sale	1,111,168	6,263	(14,209)	1,103,222
Investment securities held-to-maturity:
Mortgage-backed securities: residential	43,381	148	(686)	42,843
Other	1,829	—	—	1,829
Total investment securities held-to-maturity	45,210	148	(686)	44,672
Total investment securities	$1,156,378	$6,411	$(14,895)	$1,147,894

The following table sets forth the fair values and weighted average yields on our investment securities available-for-sale portfolio by contractual maturity at the date indicated:

	March 31, 2019
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$495	2.51%	$10,214	2.95%	$51,192	2.92%	$—	—%	$61,901	2.93%
Agency	—	—	33,108	3.08	87,279	3.12	45,101	3.22	165,488	3.14
Corporate	—	—	—	—	137,855	4.53	—	—	137,855	4.53
Municipal bonds	250	3.95	2,202	2.13	40,946	2.07	173,618	2.49	217,016	2.40
Collateralized mortgage obligation	—	—	—	—	2,916	2.46	20,535	2.55	23,451	2.54
Mortgage-backed securities	—	—	471	1.02	137,977	2.73	427,251	2.68	565,699	2.69
Total securities available-for-sale	745	2.99	45,995	2.99	458,165	3.31	666,505	2.66	1,171,410	2.93
Investment securities held-to-maturity:
Mortgage-backed securities	—	—	947	3.05	—	—	41,222	3.20	42,169	3.20
Other	—	—	—	—	—	—	1,811	0.97	1,811	0.97
Total securities held-to-maturity	—	—	947	3.05	—	—	43,033	3.11	43,980	3.11
Total securities	$745	2.99%	$46,942	2.99%	$458,165	3.31%	$709,538	2.69%	$1,215,390	2.93%

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

We recorded no impairment credit losses on available-for-sale securities in our consolidated statements of income for the three months ended March 31, 2019, December 31, 2018 and March 31, 2018.

Liabilities and Stockholders’ Equity

Total liabilities were $9.6 billion at March 31, 2019, compared to $9.5 billion at December 31, 2018. The increase of $55.7 million, or 0.6%, from December 31, 2018 was primarily related to a $56.8 million, or 0.7%, increase in deposits from December 31, 2018 and $43.9 million in liability for the obligation to make future lease payments as a result of the adoption of ASC 842 - Leases during the quarter, partially offset by $58.0 million, or 7.5%, decrease in total borrowings from December 31, 2018.

Deposits.  At March 31, 2019, deposits totaled $8.7 billion, an increase of $56.8 million, or 0.7%, from December 31, 2018. Non-maturity deposits totaled $7.1 billion, or 81.7% of total deposits, a decrease of $124.6 million, or 1.7%, from December 31, 2018. During the first quarter of 2019, deposit increases included $34.2 million in interest checking and $183.0 million in brokered certificates of deposit, partially offset by decreases of $87.0 million in money market/savings deposits and $71.8 million in noninterest-bearing deposits. During the quarter, the Bank added brokered certificates of deposits as rates moved favorably with respect to these funding sources compared with higher cost, overnight borrowing rates.

The total end of period weighted average rate of deposits at March 31, 2019 was 0.70%, an increase from 0.63% December 31, 2018.

Our ratio of loans held for investment to deposits was 101.7% and 102.1% at March 31, 2019 and December 31, 2018, respectively.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates as of the last day of each period for each category of deposits presented:

	March 31, 2019			December 31, 2018
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Noninterest-bearing checking	$3,423,893	39.3%	—%	$3,495,737	40.3%	—%
Interest-bearing deposits:
Checking	560,274	6.4	0.38	526,088	6.1	0.38
Money market	2,893,406	33.2	0.92	2,975,578	34.4	0.89
Savings	245,469	2.8	0.13	250,271	2.9	0.14
Time deposit accounts:
Less than 1.00%	123,040	1.4	0.46	151,804	1.8	0.45
1.00 - 1.99	423,004	4.9	1.62	531,469	6.1	1.63
2.00 - 2.99	1,046,072	12.0	2.38	727,386	8.4	2.29
3.00 - 3.99	17	—	3.73	16	—	3.73
4.00 - 4.99	—	—		2	—	4.93
5.00 and greater	—	—		—	—	—
Total time deposit accounts	1,592,133	18.3	2.02	1,410,677	16.3	1.84
Total interest-bearing deposits	5,291,282	60.7	1.16	5,162,614	59.7	1.06
Total deposits	$8,715,175	100.0%	0.70%	$8,658,351	100.0%	0.63%

Borrowings.  At March 31, 2019, total borrowings amounted to $720.0 million, a decrease of $58.0 million, or 7.5%, from December 31, 2018. At March 31, 2019, total borrowings represented 6.2% of total assets and had an end of period weighted average rate of 3.1%, compared with 6.8% of total assets at a weighted average rate of 3.0% at December 31, 2018.

At March 31, 2019, total borrowings were comprised of the following:

•	FHLB advances of $609.6 million at 2.56%;

•	Subordinated notes of $60.0 million at 5.75% due September 3, 2024. For additional information about the subordinated notes, see Note 8 to the Consolidated Financial Statements in this report;

•
Subordinated debentures used to fund the issuance of trust preferred securities in 2004 of $10.3 million at 5.54% due April 6, 2034. For additional information about the subordinated debentures and trust preferred securities, see Note 8 to the Consolidated Financial Statements in this report;

•
$5.2 million of floating rate junior subordinated debt securities associated with Heritage Oaks Capital Trust II. At March 31, 2019, the carrying value of these debentures was $4.0 million, which reflects purchase accounting fair value adjustments of $1.25 million. Interest is payable quarterly at three-month LIBOR plus 1.72% per annum, for an effective rate of 4.52% per annum as of March 31, 2019. ;

•
$3.1 million of floating rate junior subordinated debt associated with Mission Community Capital Trust I at March 31, 2019, the carrying value of this debt was $2.8 million, which reflects purchase accounting fair value adjustments of $301,000. Interest is payable quarterly at three-month LIBOR plus 2.95% per annum, for an effective rate of 5.74% per annum as of March 31, 2019;

•
$5.2 million of floating rate junior subordinated debt associated Santa Lucia Bancorp (CA) Capital Trust at March 31, 2019, the carrying value of this debt was $3.8 million, which reflects purchase accounting fair value adjustments $1.3 million. Interest is payable quarterly at three-month LIBOR plus 1.48% per annum, for an effective rate of 4.27% per annum as of March 31, 2019;

•
$25 million of subordinated notes at a fixed rate of 7.125% payable in arrears on a quarterly basis inherited as part of the 2017 acquisition of Plaza. At March 31, 2019, the carrying value of these notes was $25.2 million, which reflects purchase accounting fair value adjustments of $151,000.

•
$5.2 million of floating rate junior subordinated debt securities associated with First Commerce Bancorp Statutory Trust I. At March 31, 2019, the carrying value of these debt securities was $4.9 million, which reflects purchase accounting fair value adjustments of $221,000.Interest is payable quarterly at three-month LIBOR plus 2.95% per annum, for an effective rate of 5.56% per annum as of March 31, 2019.

The following table sets forth certain information regarding the Company’s borrowed funds at the dates indicated:

	March 31, 2019		December 31, 2018
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
FHLB advances	$609,591	2.56%	$667,606	2.51%
Reverse repurchase agreements	—	—	75	0.01
Subordinated debentures	110,381	6.10	110,313	6.04
Total borrowings	$719,972	3.10%	$777,994	3.01%

Weighted average cost of borrowings during the quarter	3.02%		2.82%
Borrowings as a percent of total assets	6.2		6.8

Stockholders’ Equity.  Total stockholders’ equity was $2.01 billion as of March 31, 2019, a $37.4 million increase from $1.97 billion at December 31, 2018. The increase during the quarter in stockholders’ equity was primarily related to $38.7 million net income and $10.7 million comprehensive income, partially offset by $13.7 million in cash dividends paid during the first quarter of 2019.

Our book value per share increased to $31.97 at March 31, 2019 from $31.52 at December 31, 2018. At March 31, 2019, the Company’s tangible common equity to tangible assets ratio was 10.32%, an increase from 10.02% at December 31, 2018.

Tangible book value per share and tangible common equity to tangible assets (the “tangible common equity ratio”) are non-U.S. GAAP financial measures derived from U.S. GAAP-based amounts. We calculate tangible book value per share by dividing tangible common stockholder’s equity by shares outstanding. We calculate the tangible common equity ratio by excluding the balance of intangible assets from common stockholders’ equity and dividing by period end tangible assets, which also exclude intangible assets. We believe that this information is important to shareholders as tangible equity is a measure that is consistent with the calculation of capital for bank regulatory purposes, which excludes intangible assets from the calculation of risk-based ratios.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
U.S. GAAP Reconciliation

	March 31,	December 31,
	2019	2018
	(dollars in thousands)
Total stockholders’ equity	$2,007,064	$1,969,697
Less: Intangible assets	904,846	909,282
Tangible common equity	$1,102,218	$1,060,415

Book value per share	$31.97	$31.52
Less intangible book value per share	14.41	14.55
Tangible book value per share	$17.56	$16.97

Total assets	$11,580,495	$11,487,387
Less: Intangible assets	904,846	909,282
Tangible assets	$10,675,649	$10,578,105

Tangible common equity ratio	10.32%	10.02%

CAPITAL RESOURCES AND LIQUIDITY

Our primary sources of funds are deposits, advances from the FHLB and other borrowings, principal and interest payments on loans, and income from investments. While maturities and scheduled amortization of loans are a predictable source of funds, deposit inflows and outflows as well as loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

Our primary sources of funds generated during the first three months of 2019 were from:

•	Proceeds of $168.8 million from the sale or maturity of securities available-for-sale;

•	Principal payments on securities of 29.7 million;

•	Principal payments on loans held for investment of $279.2 million;

•	Proceeds of $27.6 million from the sale and principal payments on loans held for sale; and

•	Brokered certificates of deposits as rates moved favorably to these funding sources compared with higher cost, overnight borrowing rates

We used these funds to:

•	Originate loans held for investment of $392 million;

•	Purchase available-for-sale securities of $227 million; and

•	Originate loans held for sale of $32 million.

Our most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on our operating, lending and investing activities during any given period. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. At March 31, 2019, cash and cash equivalents totaled $178.4 million, and the market value of our investment securities available-for-sale totaled $1.17 billion. If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve’s lending programs and loan sales. As of March 31, 2019, the maximum amount we could borrow through the FHLB was $5.17 billion, of which $3.45 billion was available for borrowing based on collateral pledged of $4.01 billion in real estate loans. At March 31, 2019, we had $609.6 million in FHLB borrowings against that available balance. At March 31, 2019, we also had unsecured lines of credit aggregating $221.3 million, which consisted of $168.0 million with other financial institutions from which to draw funds, $3.3 million with the FRB and one reverse repurchase line with a correspondent bank of $50 million. For the quarter ended March 31, 2019, our average liquidity ratio was 13.19%, which is above the Company’s policy of 10.0%. The Company regularly monitors liquidity and models liquidity stress scenarios to ensure that adequate liquidity is available and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

To the extent that 2019 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 15% of total deposits or 12% of total assets, as a secondary source for funding. At March 31, 2019, we had $610.7 million in brokered time and money market deposits, which constituted 7.0% of total deposits at that date.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations. The Corporation established a line of credit with Wells Fargo Bank in June 2017, with availability of
$15.0 million. The line, which matures in June 2019, was added to provide an additional source of liquidity at the
Corporation level and has no outstanding balance at March 31, 2019.

In January 2019, the Corporation declared an initial dividend of $0.22 per share, which was paid on March 1, 2019 to shareholders of record on February 15, 2019. Simultaneously, the Bank declared a dividend of $14.0 million, which was paid on March 1, 2019. The Corporation’s Board of Directors periodically reviews whether to declare or pay cash dividends, taking into account, among other things, general business conditions, the Company’s financial results, future prospects, capital requirements, legal and regulatory restrictions, and such other factors as the Corporation’s Board of Directors may deem relevant.

On October 26, 2018, the Company announced that its Board of Directors had approved a new stock repurchase program. Under the stock repurchase program, management is authorized to repurchase up to $100 million of the Corporation’s common stock. The stock repurchase program may be limited or terminated at any time without prior notice. The stock repurchase program is intended to replace and supersede the Company’s prior stock repurchase program, which was approved in June 2012 and authorized the repurchase of up to 1,000,000 shares of the Corporation’s common stock. An aggregate of 237,455 shares of the Corporation’s common stock were repurchased under that program. No shares were repurchased during the three months ended March 31, 2019. Also, please see Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	March 31, 2019
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(dollars in thousands)
Contractual obligations
FHLB advances	$565,500	$36,000	$8,091	$—	$609,591
Other borrowings	—	—	—	—	—
Subordinated debentures	—	—	—	110,381	110,381
Certificates of deposit	1,360,962	152,858	11,341	66,972	1,592,133
Operating leases	10,962	17,415	15,532	9,689	53,598
Total contractual cash obligations	$1,937,424	$206,273	$34,964	$187,042	$2,365,703

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed. Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. As of March 31, 2019, we had commitments to extend credit on existing lines and letters of credit of $1.79 billion, compared to $1.83 billion at December 31, 2018 and $1.24 billion at March 31, 2018.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	March 31, 2019
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(dollars in thousands)
Other commitments
Commercial and industrial	$875,900	$204,465	$26,814	$47,366	$1,154,545
Construction	166,368	172,097	1,033	42,794	382,292
Agribusiness and farmland	25,025	10,991	9,177	3,621	48,814
Home equity lines of credit	9,706	3,195	8,258	64,264	85,423
Standby letters of credit	19,245	—	—	—	19,245
Credit card lines	—	—	—	1,518	1,518
All other	33,755	11,195	15,835	33,064	93,849
Total other commitments	$1,129,999	$401,943	$61,117	$192,627	$1,785,686

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

Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At March 31, 2019, the Company and Bank are in compliance with the capital conservation buffer requirement. The capital conservation buffer increased by 0.625% each year starting in 2016 through 2019, at which point, the common equity tier 1, tier 1 and total capital ratio minimums inclusive of the capital conservation buffer is now 7.0%, 8.5% and 10.5%, respectively.
As defined in applicable regulations and set forth in the table below, the Company and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the “well capitalized” standards at the dates indicated:

	Actual	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer Phase-In for 2019	Minimum Required Plus Capital Conservation Buffer Fully Phased-In	Minimum Required For Well Capitalized Requirement
At March 31, 2019
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	10.69%	4.00%	4.00%	4.00%	N/A
Common equity tier 1 capital ratio	11.08%	4.50%	7.00%	7.00%	N/A
Tier 1 capital ratio	11.32%	6.00%	8.50%	8.50%	N/A
Total capital ratio	12.58%	8.00%	10.50%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	11.39%	4.00%	4.00%	4.00%	5.00%
Common equity tier 1 capital ratio	12.07%	4.50%	7.00%	7.00%	6.50%
Tier 1 capital ratio	12.07%	6.00%	8.50%	8.50%	8.00%
Total capital ratio	12.49%	8.00%	10.50%	10.50%	10.00%

	Actual	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer Phase-In for 2018	Minimum Required Plus Capital Conservation Buffer Fully Phased-In	Minimum Required For Well Capitalized Requirement
At December 31, 2018
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	10.38%	4.00%	4.00%	4.00%	N/A
Common equity tier 1 capital ratio	10.88%	4.50%	6.38%	7.00%	N/A
Tier 1 capital ratio	11.13%	6.00%	7.88%	8.50%	N/A
Total capital ratio	12.39%	8.00%	9.88%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	11.06%	4.00%	4.00%	4.00%	5.00%
Common equity tier 1 capital ratio	11.87%	4.50%	6.38%	7.00%	6.50%
Tier 1 capital ratio	11.87%	6.00%	7.88%	8.50%	8.00%
Total capital ratio	12.28%	8.00%	9.88%	10.50%	10.00%

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Management believes that there have been no material changes in our quantitative and qualitative information about market risk since December 31, 2018. For a complete discussion of our quantitative and qualitative market risk, see “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our 2018 Annual Report.

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

Changes in Internal Controls over Financial Reporting

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

Item 1A. Risk Factors

There are no material changes to the risk factors as previously disclosed under Item 1A of our 2018 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 26, 2018, the Corporation’s Board of Directors approved its third stock repurchase program. Under the third stock repurchase program, the Corporation is authorized to repurchase up to $100 million of its common stock. The program may be limited or terminated at any time without prior notice. During the three months ended March 31, 2019, the Corporation did not repurchase any shares under the recently approved stock repurchase program. The stock repurchase program is intended to replace and supersede the Corporation’s prior stock repurchase program, which was approved in June 2012 and authorized the repurchase of up to 1,000,000 shares of the Corporation’s common stock. An aggregate of 237,455 shares were repurchased under that program.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the first quarter of 2019.

Period	Total Number of Shares Purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 to January 31, 2019	—	$—	—	$100,000,000
February 1, 2019 to February 28, 2019	—	—	—	100,000,000
March 1, 2019 to March 31, 2019	—	—	—	100,000,000
Total	—		—

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit 2.1	Agreement and Plan of Reorganization, dated as of February 9, 2018, by and between Pacific Premier Bancorp, Inc. and Grandpoint Capital, Inc. (1)
Exhibit 3.1	Second Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
Exhibit 3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (2)
Exhibit 4.1	Indenture, dated as of May 8, 2019, between Pacific Premier Bancorp, Inc. and Wilmington Trust, National Association (3)
Exhibit 4.2	First Supplemental Indenture, dated as of May 8, 2019, between Pacific Premier Bancorp, Inc. and Wilmington Trust, National Association (3)
Exhibit 4.3	Form of 4.875% Fixed-to-Floating Rate Subordinated Notes due May 15, 2029 (included in Exhibit 4.2) (3)
Exhibit 10.1	Amended and Restated Form of 2012 Long-Term Incentive Plan Restricted Stock Unit Award Agreement
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on February 12, 2018.
(2) Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 15, 2018.
(3) Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 8, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

Date:	May 8, 2019	By:	/s/ Steven R. Gardner
Steven R. Gardner
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2019	By:	/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 8, 2019	By:	/s/ Lori Wright
Lori Wright
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)