Form 10-Q
period 2019-06-30
PACIFIC PREMIER BANCORP INC
filed 2019-08-08
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	PPBI	NASDAQ Stock Market
The number of shares outstanding of the registrant’s common stock as of August 1, 2019 was 60,361,098.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)
(unaudited)

ASSETS	June 30, 2019	December 31, 2018
Cash and due from banks	$139,879	$125,036
Interest-bearing deposits with financial institutions	235,505	78,370
Cash and cash equivalents	375,384	203,406
Interest-bearing time deposits with financial institutions	2,956	6,143
Investments held-to-maturity, at amortized cost (fair value of $43,659 and $44,672 as of June 30, 2019 and December 31, 2018, respectively)	42,997	45,210
Investment securities available-for-sale, at fair value	1,258,379	1,103,222
FHLB, FRB and other stock, at cost	92,841	94,918
Loans held for sale, at lower of cost or fair value	8,529	5,719
Loans held for investment	8,771,938	8,836,818
Allowance for loan losses	(35,026)	(36,072)
Loans held for investment, net	8,736,912	8,800,746
Accrued interest receivable	40,420	37,837
Other real estate owned	35	147
Premises and equipment	54,218	64,691
Deferred income taxes, net	2,266	15,627
Bank owned life insurance	112,054	110,871
Intangible assets	91,840	100,556
Goodwill	808,322	808,726
Other assets	156,628	89,568
Total assets	$11,783,781	$11,487,387
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$3,480,312	$3,495,737
Interest-bearing:
Checking	548,314	526,088
Money market/savings	3,272,511	3,225,849
Retail certificates of deposit	1,065,207	1,009,066
Wholesale/brokered certificates of deposit	495,578	401,611
Total interest-bearing	5,381,610	5,162,614
Total deposits	8,861,922	8,658,351
FHLB advances and other borrowings	571,575	667,681
Subordinated debentures	232,944	110,313
Accrued expenses and other liabilities	132,884	81,345
Total liabilities	9,799,325	9,517,690
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized at June 30, 2019 and December 31, 2018; 60,509,994 shares and 62,480,755 shares issued and outstanding, respectively.	595	617
Additional paid-in capital	1,618,137	1,674,274
Retained earnings	343,366	300,407
Accumulated other comprehensive income (loss)	22,358	(5,601)
Total stockholders’ equity	1,984,456	1,969,697
Total liabilities and stockholders’ equity	$11,783,781	$11,487,387

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share data)
(unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2019	2019	2018	2019	2018
INTEREST INCOME
Loans	$121,860	$121,476	$85,625	$243,336	$169,798
Investment securities and other interest-earning assets	10,554	9,767	7,074	20,321	13,728
Total interest income	132,414	131,243	92,699	263,657	183,526
INTEREST EXPENSE
Deposits	15,991	13,284	7,756	29,275	13,670
FHLB advances and other borrowings	3,083	4,802	2,125	7,885	4,148
Subordinated debentures	2,699	1,751	1,647	4,450	3,256
Total interest expense	21,773	19,837	11,528	41,610	21,074
Net interest income before provision for credit losses	110,641	111,406	81,171	222,047	162,452
Provision for credit losses	334	1,526	1,761	1,860	4,014
Net interest income after provision for credit losses	110,307	109,880	79,410	220,187	158,438
NONINTEREST INCOME
Loan servicing fees	409	398	292	807	637
Service charges on deposit accounts	1,441	1,330	1,057	2,771	2,207
Other service fee income	363	356	169	719	315
Debit card interchange fee income	1,145	1,071	1,090	2,216	2,126
Earnings on bank-owned life insurance	851	910	617	1,761	1,228
Net gain from sales of loans	902	1,729	3,843	2,631	6,801
Net gain from sales of investment securities	212	427	330	639	336
Other income	1,001	1,460	753	2,461	2,167
Total noninterest income	6,324	7,681	8,151	14,005	15,817
NONINTEREST EXPENSE
Compensation and benefits	33,847	33,388	29,274	67,235	58,147
Premises and occupancy	7,517	7,535	5,045	15,052	9,826
Data processing	3,036	2,930	2,747	5,966	5,449
Other real estate owned operations, net	62	3	2	65	3
FDIC insurance premiums	740	800	581	1,540	1,192
Legal, audit and professional expense	3,545	2,998	1,816	6,543	3,655
Marketing expense	1,425	1,497	1,352	2,922	2,882
Office, telecommunications and postage expense	1,311	1,210	1,115	2,521	2,195
Loan expense	1,005	873	594	1,878	1,185
Deposit expense	3,668	3,583	2,302	7,251	3,978
Merger-related expense	5	655	943	660	1,879
Core deposit intangible (“CDI”) amortization	4,281	4,436	1,996	8,717	4,270
Other expense	3,494	3,669	2,309	7,163	5,223
Total noninterest expense	63,936	63,577	50,076	127,513	99,884
Net income before income taxes	52,695	53,984	37,485	106,679	74,371
Income tax	14,168	15,266	10,182	29,434	19,066
Net income	$38,527	$38,718	$27,303	$77,245	$55,305
EARNINGS PER SHARE
Basic	$0.62	$0.62	$0.59	$1.24	$1.20
Diluted	0.62	0.62	0.58	1.23	1.18
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	61,308,046	61,987,605	46,053,077	61,645,940	45,973,727
Diluted	61,661,773	62,285,783	46,702,968	61,980,133	46,678,123

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2019	2019	2018	2019	2018
Net income	$38,527	$38,718	$27,303	$77,245	$55,305
Other comprehensive income, net of tax:
Unrealized holding gain (loss) on securities available-for-sale arising during the period, net of income taxes (1)	17,449	10,967	(3,122)	28,416	(12,465)
Reclassification adjustment for net gain on sale of securities included in net income, net of income taxes (2)	(151)	(306)	(240)	(457)	(245)
Other comprehensive income (loss), net of tax	17,298	10,661	(3,362)	27,959	(12,710)
Comprehensive income, net of tax	$55,825	$49,379	$23,941	$105,204	$42,595
______________________________
(1) Income tax expense (benefit) on the unrealized gain (loss) on securities was $7.1 million for the three months ended June 30, 2019, $4.5 million for the three months ended March 31, 2019, $(1.3) million for the three months ended June 30, 2018, $11.6 million for the six months ended June 30, 2019 and $(5.2) million for the six months ended June 30, 2018.

(2) Income tax expense on the reclassification adjustment for net gains losses on sale of securities included in net income was $61,000 for the three months ended June 30, 2019, $121,000 for the three months ended March 31, 2019, $90,000 for the three months ended June 30, 2018, $182,000 for the six months ended June 30, 2019 and $91,000 for the six months ended June 30, 2018.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2019
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2018	62,480,755	$617	$1,674,274	$300,407	$(5,601)	$1,969,697
Net income	—	—	—	77,245	—	77,245
Other comprehensive income	—	—	—	—	27,959	27,959
Repurchase and retirement of common stock	(2,219,246)	(22)	(59,253)	(6,694)	—	(65,969)
Cash dividends declared ($0.22 per common share)	—	—	—	(27,541)	—	(27,541)
Dividend equivalents declared ($0.22 per restricted stock units)	—	—	51	(51)	—	—
Share-based compensation expense	—	—	5,313	—	—	5,313
Issuance of restricted stock, net	304,754	—	—	—	—	—
Restricted stock surrendered and canceled	(99,206)	—	(2,629)	—	—	(2,629)
Exercise of stock options	42,937	—	381	—	—	381
Balance at June 30, 2019	$60,509,994	$595	$1,618,137	$343,366	$22,358	$1,984,456

Balance at March 31, 2019	62,773,299	$617	$1,676,024	$325,363	$5,060	$2,007,064
Net income	—	—	—	38,527	—	38,527
Other comprehensive income	—	—	—	—	17,298	17,298
Repurchase and retirement of common stock	(2,219,246)	(22)	(59,253)	(6,694)	—	(65,969)
Cash dividends declared ($0.22 per common share)	—	—	—	(13,792)	—	(13,792)
Dividend equivalents declared ($0.22 per restricted stock units)	—	—	38	(38)	—	—
Share-based compensation expense	—	—	2,860	—	—	2,860
Issuance of restricted stock, net	15,000	—	—	—	—	—
Restricted stock surrendered and canceled	(61,927)	—	(1,582)	—	—	(1,582)
Exercise of stock options	2,868	—	50	—	—	50
Balance at June 30, 2019	60,509,994	$595	$1,618,137	$343,366	$22,358	$1,984,456

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2018
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2017	46,245,050	$458	$1,063,974	$177,149	$415	$1,241,996
Net income	—	—	—	55,305	—	55,305
Other comprehensive income	—	—	—	—	(12,710)	(12,710)
Share-based compensation expense	—	—	3,917	—	—	3,917
Issuance of restricted stock, net	198,627	—	—	—	—	—
Restricted stock surrendered and canceled	(28,849)	—	(1,579)	—	—	(1,579)
Exercise of stock options	214,290	1	1,595	—	—	1,596
Reclassification of certain tax effects of the Tax Cuts and Jobs Act	—	—	—	(82)	82	—
Balance at June 30, 2018	46,629,118	$459	$1,067,907	$232,372	$(12,213)	$1,288,525

Balance at March 31, 2018	46,527,566	$472	$1,065,218	$205,069	$(8,851)	$1,261,908
Net income	—	—	—	27,303	—	27,303
Other comprehensive income	—	—	—	—	(3,362)	(3,362)
Share-based compensation expense	—	—	2,205	—	—	2,205
Issuance of restricted stock, net	1,205	—	—	—	—	—
Restricted stock surrendered and canceled	(2,681)	—	(41)	—	—	(41)
Exercise of stock options	103,028	(13)	525	—	—	512
Balance at June 30, 2018	46,629,118	$459	$1,067,907	$232,372	$(12,213)	$1,288,525

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$77,245	$55,305
Adjustments to net income:
Depreciation and amortization expense	4,636	3,717
Provision for credit losses	1,860	4,014
Share-based compensation expense	5,313	3,917
(Gain) loss on sale and disposal of premises and equipment	(170)	52
(Gain) loss on sale of or write down of other real estate owned	(75)	21
Net amortization on securities	2,573	3,622
Net accretion of deferred loan fees/costs and discounts/premiums for loans acquired	12,271	8,444
Gain on sale of investment securities available-for-sale	(639)	(336)
Originations of loans held for sale	(59,801)	(53,064)
Proceeds from the sales of and principal payments from loans held for sale	61,356	72,667
Gain on sale of loans	(2,631)	(6,801)
Deferred income tax expense	1,988	1,699
Change in accrued expenses and other liabilities, net	(11,315)	9,709
Income from bank owned life insurance, net	(1,367)	(961)
Amortization of core deposit intangible	8,717	4,269
Change in accrued interest receivable and other assets, net	(462)	8,299
Net cash provided by operating activities	99,499	114,573
Cash flows from investing activities:
Net decrease in interest-bearing time deposits with financial institutions	3,187	—
Proceeds from sale of other real estate owned	390	108
Loan originations and payments, net	21,562	(115,696)
Proceeds from loans held for sale previously classified as portfolio loans	74,070	21,556
Purchase of loans held for investment	(48,903)	—
Purchase of held-to-maturity securities	—	(14,036)
Principal payments on held-to-maturity securities	2,214	318
Purchase of securities available-for-sale	(400,409)	(181,536)
Principal payments on securities available-for-sale	55,549	47,743
Proceeds from sale or maturity of securities available-for-sale	227,138	20,323
Proceeds from the sale of premises and equipment	11,108	—
Proceeds from bank owned life insurance death benefit	405	—
Purchases of premises and equipment	(5,101)	(4,663)
Change in FHLB, FRB, and other stock, at cost	2,416	(7,883)
Funding of CRA investments	(5,338)	(11,807)
Net cash used in investing activities	(61,712)	(245,573)
Cash flows from financing activities:
Net increase in deposit accounts	203,571	222,464
Net change in short-term borrowings	(86,075)	(146,677)
Repayment of long-term FHLB borrowings	(10,000)	(10,500)
Proceeds from issuance of subordinated debt, net	122,453	—
Cash dividends paid	(27,541)	—
Repurchase and retirement of common stock	(65,969)	—
Proceeds from exercise of stock options	381	1,596
Restricted stock surrendered and canceled	(2,629)	(1,579)
Net cash provided by financing activities	134,191	65,304
Net increase (decrease) in cash and cash equivalents	171,978	(65,696)
Cash and cash equivalents, beginning of period	203,406	197,164
Cash and cash equivalents, end of period	$375,384	$131,468

Supplemental cash flow disclosures:
Interest paid	$39,469	$20,053
Income taxes paid	26,634	17,491
Noncash investing activities during the period:
Transfers from portfolio loans to loans held for sale	75,175	24,811
Transfers from loans to other real estate owned	203	—
Recognition of operating lease right-of-use assets	(48,685)	—
Recognition of operating lease liabilities	48,685	—
Receivable on unsettled security sales	—	5,033
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(UNAUDITED)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six month ended June 30, 2019 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2019. Certain items in the prior year financial statements were reclassified to conform to the current year presentation. Reclassification had no effect on prior year net income or stockholders’ equity.

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

The Company elected to apply the transition provisions of Topic 842 using the alternative transition method whereby comparative periods are not restated. The Company also elected to adopt the “package” of practical expedients in its transition to Topic 842, as specified in Accounting Standard Codification (“ASC”) 842-10-65. The results of this policy election are that the Company reflected the provisions of Topic 842 in its consolidated financial statements for the first time as of and for the period ended March 31, 2019 (the period of adoption). The Company measured and recorded liabilities to make lease payments as well as right-of-use assets in the period of adoption for leases that existed as of the transition date, and will continue to present all comparative periods under Topic 840. Under this elected transition method, the Company is not required to reassess the following as part of its transition to Topic 842: (1) whether any expired or existing contracts contain leases, (2) lease classifications for any existing or expired leases and (3) initial direct costs for any existing leases. Additionally, the Company elected to apply the use of hindsight in its assessment of the term for its leases upon transition, which allows for consideration of the Company’s option to extend or terminate a lease.

The Company adopted the provisions of Topic 842 on January 1, 2019, and in its transition to Topic 842, the Company initially recorded a liability to make future lease payments of approximately $45.7 million and right-of-use assets of approximately $43.8 million. The difference of $1.9 million is the accounting adjustments previously recorded under Topic 840 and Topic 805, as required by transition guidance in ASC 842-10-65. The Company was not required to record a cumulative effect adjustment to the opening balance of retained earnings as part of its transition to Topic 842. The Company’s evaluation of lease obligations and service agreements under the new standard included an assessment of the appropriate classification and related accounting of each lease agreement, a review of applicability of the new standard to existing service agreements and gathering all essential lease data to facilitate the application of the new standard. The Company’s review indicated that all of its leases are classified as operating leases or short-term leases. In accordance with the provisions of Topic 842, liabilities to make future lease payments and right-of-use assets are only recorded for leases that are not considered short-term (leases with an original term of greater than 12 months). The Company records expense for its leases on a straight-line basis in accordance with the requirements under Topic 842 for operating leases. The Company’s expense recognition for its operating leases (including short-term leases) under Topic 842 has not differed significantly from that recorded under Topic 840. Right-of-use assets for operating leases are amortized over the lease term and liabilities to make future lease payments are accounted for using the interest method, both in accordance with Topic 842. Please also refer to Note 13 - Leases for additional information related to the Company’s leases.

Recent Accounting Guidance Not Yet Effective

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This Update was issued as part of an ongoing project on the FASB’s agenda for improving the Codification or correcting for its unintended application. The FASB issued this Update, which is specific to Updates: 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. Improvements within this Update include:

(1) Allowing the measurement of credit losses on accrued interest receivable balances to be determined separately from the other components of the amortized cost basis of associated financial assets.

(2) Allow entities to make an accounting policy election to not measure credit losses on accrued interest receivable balances if the entity writes off the uncollectable accrued interest balances in a timely manner through a reversal of interest income or through the recognition of credit loss expense, or both.

(3) Allow entities to make an accounting policy election to present accrued interest receivable balances and any related allowance for credit losses separately from the associated financial assets on the balance sheet (not including them as part of the associated financial asset’s amortized cost).

(4) Allow entities to elect a practical expedient to disclose separately the total amount of accrued interest included in the amortized cost basis as a single balance to meet certain disclosure requirements.

(5) Require that entities reverse from earnings any allowance for credit losses or valuation allowance previously measured on a loan or debt security upon the reclassification of the loan or debt security from one classification or category to another (such as from held for investment to held for sale), and apply the applicable measurement guidance with the new classification or category.

(6) Clarify that an entity should include an estimate for recoveries of amounts previously written off in its estimation of the allowance for credit losses.

(7) Allow entities to use future interest rate environment projections in the determination of the allowance for credit losses under the discounted cash flow method.

(8) Allow an entity to make an accounting policy election to adjust the effective interest rate used to discount expected future cash flows for expected prepayments on financial assets within the scope of ASC 326-20 and on available for sale debt securities within the scope of ASC 326-30 to appropriately isolate credit risk in the determination of the allowance for credit losses.

(9) Clarify that an entity should consider, when determining the contractual term of a financial asset, extension or renewal options that are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the entity.

(10) Clarify the guidance by specifically requiring that an entity re-measure an equity security without readily determinable fair value at fair value when an orderly transaction is identified for an identical or similar investment of the same issuer in accordance with Topic 820. That is, the amendments clarify that the measurement alternative is a nonrecurring fair value measurement.

The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the effects of this Update on its financial statements and disclosures.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This Update replaces the incurred loss impairment model in current U.S. GAAP with a model that reflects current expected credit losses (“CECL”). The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. CECL also requires credit losses on available-for-sale debt securities be measured through an allowance for credit losses when the fair value is less than the amortized cost basis. It also applies to off-balance sheet credit exposures. The Update requires that all expected credit losses for financial assets held at the reporting date be measured based on historical experience, current conditions and reasonable and supportable forecasts. The Update also requires enhanced disclosure, including qualitative and quantitative disclosures that provide additional information about significant estimates and judgments used in estimating credit losses. For public business entities, the Update is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326):Targeted Transition Relief, to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of the credit losses guidance in ASC 326-20, (3) are eligible for the fair value option under ASC 825-10, and (4) are not held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. The effective date will be the same as the effective date in ASU 2016-13.

The Company is currently evaluating the effects of ASU 2016-13 on its financial statements and disclosures, and has contracted with an industry expert to: (1) develop a new expected loss model with supportable assumptions, (2) identify data, reporting and disclosure gaps, (3) provide quantitative modeling and (4) assess, develop and document updates to accounting policies, new processes and controls. The Company’s CECL Committee and related sub-committees and working groups, made up of members of finance, credit, lending, internal audit and risk management continue with coordinated efforts around model development, which have become more focused on model refinements, including those related to software applications that drive model calculations. The Company’s CECL Committee has also begun the process of reviewing and analyzing certain elements of model output. Other workflows currently in process or scheduled to begin soon, and driven by the Company’s CECL Committee include: (1) development of model documentation, (2) model validation, (3) analysis and documentation of model data requirements, (4) identification of risk in the modeling process and assessment of existing controls and the design of new controls and (5) development of required policies, procedures and disclosures. The magnitude of the adjustment and the overall impact of the new guidance on the Company’s consolidated financial statements cannot yet be reasonably estimated.

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

Leases – The Company accounts for its leases in accordance with ASC 842, which requires the Company to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased asset. Leases with a term of 12 months or less are accounted for using straight-line expense recognition with no liability or asset being recorded for such leases. Other than short-term leases, the Company classifies its leases as either finance leases or operating leases. Leases are classified as finance leases when any of the following are met: (a) the lease transfers ownership of the underlying asset to the Company by the end of the lease term, (b) the lease contains an option to purchase the underlying asset that the Company is reasonably certain to exercise, (c) the term of the lease represents a major part of the remaining life of the underlying asset, (d) the present value of the future lease payments equals or exceeds substantially all of the fair value of the underlying asset or (e) the underling leased asset is expected to have no alternative use to the lessor at the end of the lease term due to its specialized nature. When the Company’s assessment of a lease does not meet the foregoing criteria, and the term of the lease is in excess of 12 months, the lease is classified as an operating lease.

Liabilities to make lease payments and right-of-use assets are determined based on the total contractual base rents for each lease, discounted at the rate implicit in the lease or at the Company’s estimated incremental borrowing rate if the rate is not implicit in the lease. The Company measures future base rents based on the minimum payments specified in the lease agreement, giving consideration for periodic contractual rent increases which are based on an escalation rate or a specified index. When future rent payments are based on an index, the Company uses the index rate observed at the time of lease commencement to measure future lease payments. Liabilities to make lease payments are accounted for using the interest method, which are reduced by periodic rent payments, net of interest accretion. Right-of-use assets for finance leases are amortized on a straight-line basis over the term of the lease, while right-of-use assets for operating leases are amortized over the term of the lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion on the related liability to make lease payments. Expense recognition for finance leases is representative of the sum of periodic amortization of the associated right-of-use asset as well as the periodic interest accretion on the liability to make lease payments. Expense recognition for operating leases is recorded on a straight-line basis. As of June 30, 2019, all of the Company’s leases were classified as either operating leases or short-term leases.

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

Goodwill in the amount of $312.6 million was recognized in the Grandpoint acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill recognized in this transaction is not deductible for income tax purposes.

The following table represents the assets acquired and liabilities assumed of Grandpoint as of July 1, 2018 and the fair value adjustments and amounts recorded by the Company in 2018 under the acquisition method of accounting:

	Grandpoint Book Value	Fair Value Adjustments	Fair Value
ASSETS ACQUIRED	(dollars in thousands)
Cash and cash equivalents	$147,551	$—	$147,551
Investment securities	395,905	(3,047)	392,858
Loans, gross	2,404,042	(51,325)	2,352,717
Allowance for loan losses	(18,665)	18,665	—
Fixed assets	6,015	3,107	9,122
Core deposit intangible	5,093	66,850	71,943
Deferred tax assets	14,185	(9,157)	5,028
Other assets	97,441	(436)	97,005
Total assets acquired	$3,051,567	$24,657	$3,076,224
LIABILITIES ASSUMED
Deposits	$2,506,663	$266	$2,506,929
Borrowings	255,155	(232)	254,923
Other liabilities	23,687	1,172	24,859
Total liabilities assumed	2,785,505	1,206	2,786,711
Excess of assets acquired over liabilities assumed	$266,062	$23,451	289,513
Consideration paid			602,152
Goodwill recognized			$312,639

Such fair values are preliminary estimates and subject to refinement for up to one year after the closing date of acquisition as additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. Since the acquisition, the Company has made a net adjustment of $580,000 related to loans, deferred tax assets and other assets. During the second quarter of 2019, the Company finalized its fair values with this acquisition.

The Company accounted for this transaction under the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition.

The loan portfolios of Grandpoint was recorded at fair value at the date of each acquisition. A valuation of Grandpoint’s loan portfolio was performed by a third party as of the acquisition dates to assess the fair value of the loan portfolio. The loan portfolio was both segmented into two groups; loan with credit deterioration and loans without credit deterioration, and then split further by loan type. The fair value was calculated on an individual loan basis using a discounted cash flow analysis. The discount rate utilized was based on a weighted average cost of capital, considering the cost of equity and cost of debt. Also factored into the fair value estimates were loss rates, recovery periods and prepayment rates, all of which were based on industry standards.

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

The operating results of the Company for the three and six months ended June 30, 2019 include the operating results of Grandpoint. The following table presents the unaudited pro forma information for the net interest and other income, net income and earnings per share as if the acquisition was effective as of January 1, 2018 for the periods indicated and includes certain nonrecurring adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods.

	June 30, 2018
	Three Months Ended	Six Months Ended
	(dollars in thousands, except share data)
Net interest and other income	$122,800	$244,565
Net income	54,031	92,007
Basic earnings per share	0.87	1.49
Diluted earnings per share	0.87	1.47

Note 5 – Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	June 30, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$59,745	$3,807	$—	$63,552
Agency	189,832	9,706	(305)	199,233
Corporate	122,755	1,447	(83)	124,119
Municipal bonds	278,962	9,573	(129)	288,406
Collateralized mortgage obligation: residential	19,197	93	(54)	19,236
Mortgage-backed securities: residential	556,463	9,379	(2,009)	563,833
Total investment securities available-for-sale	1,226,954	34,005	(2,580)	1,258,379
Investment securities held-to-maturity:
Mortgage-backed securities: residential	41,225	790	(128)	41,887
Other	1,772	—	—	1,772
Total investment securities held-to-maturity	42,997	790	(128)	43,659
Total investment securities	$1,269,951	$34,795	$(2,708)	$1,302,038

	December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$59,688	$1,224	$—	$60,912
Agency	128,958	1,631	(519)	130,070
Corporate	104,158	291	(906)	103,543
Municipal bonds	238,914	1,941	(2,225)	238,630
Collateralized mortgage obligation: residential	24,699	64	(425)	24,338
Mortgage-backed securities: residential	554,751	1,112	(10,134)	545,729
Total investment securities available-for-sale	1,111,168	6,263	(14,209)	1,103,222
Investment securities held-to-maturity:
Mortgage-backed securities: residential	43,381	148	(686)	42,843
Other	1,829	—	—	1,829
Total investment securities held-to-maturity	45,210	148	(686)	44,672
Total investment securities	$1,156,378	$6,411	$(14,895)	$1,147,894

Unrealized gains and losses on investment securities available-for-sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At June 30, 2019, the Company had an accumulated other comprehensive income of $31.4 million, or $22.4 million net of tax, compared to an accumulated other comprehensive loss of $7.9 million, or $5.6 million net of tax, at December 31, 2018.

Beginning the first quarter of March 31, 2019, the Bank no longer had HOA reverse repurchase agreements and unpledged all the supporting mortgage-backed securities. At December 31, 2018, mortgage-backed securities with an estimated par value of $20.3 million and a fair value of $20.9 million were pledged as collateral for the Bank’s HOA reverse repurchase agreements, which totaled $75,000. The average balance of repurchase agreement facilities was $15.0 million during the year ended December 31, 2018.

At June 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

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

If it is probable that the Company will be unable to collect all amounts due according to contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment (“OTTI”) shall be considered to have occurred. If an OTTI occurs, the cost basis of the security will be written down to its fair value as the new cost basis and the write down accounted for as a realized loss. There was no OTTI for the six months ended June 30, 2019 and June 30, 2018.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	June 30, 2019
	Less than 12 Months			12 Months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Investment securities available-for-sale:
Agency	—	$—	$—	11	$17,200	$(305)	11	$17,200	$(305)
Corporate	2	13,023	(71)	1	1,524	(12)	3	14,547	(83)
Municipal bonds	2	6,441	(5)	28	14,907	(124)	30	21,348	(129)
Collateralized mortgage obligation: residential	1	703	(5)	6	12,348	(49)	7	13,051	(54)
Mortgage-backed securities: residential	—	—	—	67	161,293	(2,009)	67	161,293	(2,009)
Total investment securities available-for-sale	5	20,167	(81)	113	207,272	(2,499)	118	227,439	(2,580)
Investment securities held-to-maturity:
Mortgage-backed securities: residential	—	—	—	3	15,466	(128)	3	15,466	(128)
Total investment securities held-to-maturity	—	—	—	3	15,466	(128)	3	15,466	(128)
Total investment securities	5	$20,167	$(81)	116	$222,738	$(2,627)	121	$242,905	$(2,708)

	December 31, 2018
	Less than 12 Months			12 Months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Investment securities available-for-sale:
Agency	15	$26,229	$(333)	6	$10,434	$(186)	21	$36,663	$(519)
Corporate	9	47,805	(471)	8	19,369	(435)	17	67,174	(906)
Municipal bonds	60	45,083	(369)	102	69,693	(1,856)	162	114,776	(2,225)
Collateralized mortgage obligation: residential	1	814	(1)	8	18,104	(424)	9	18,918	(425)
Mortgage-backed securities: residential	20	70,839	(435)	120	324,864	(9,699)	140	395,703	(10,134)
Total investment securities available-for-sale	105	190,770	(1,609)	244	442,464	(12,600)	349	633,234	(14,209)
Investment securities held-to-maturity:
Mortgage-backed securities: residential	3	11,256	(81)	3	15,741	(605)	6	26,997	(686)
Total investment securities held-to-maturity	3	11,256	(81)	3	15,741	(605)	6	26,997	(686)
Total investment securities	108	$202,026	$(1,690)	247	$458,205	$(13,205)	355	$660,231	$(14,895)

The amortized cost and estimated fair value of investment securities at June 30, 2019, by contractual maturity are shown in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$496	$498	$9,922	$10,405	$49,327	$52,649	$—	$—	$59,745	$63,552
Agency	—	—	32,093	33,694	116,685	122,906	41,054	42,633	189,832	199,233
Corporate	—	—	—	—	122,755	124,119	—	—	122,755	124,119
Municipal bonds	—	—	2,267	2,326	40,211	41,019	236,484	245,061	278,962	288,406
Collateralized mortgage obligation: residential	—	—	—	—	2,798	2,795	16,399	16,441	19,197	19,236
Mortgage-backed securities: residential	—	—	—	—	149,614	153,311	406,849	410,522	556,463	563,833
Total investment securities available-for-sale	496	498	44,282	46,425	481,390	496,799	700,786	714,657	1,226,954	1,258,379
Investment securities held-to-maturity:
Mortgage-backed securities: residential	—	—	918	962	—	—	40,307	40,925	41,225	41,887
Other	—	—	—	—	—	—	1,772	1,772	1,772	1,772
Total investment securities held-to-maturity	—	—	918	962	—	—	42,079	42,697	42,997	43,659
Total investment securities	$496	$498	$45,200	$47,387	$481,390	$496,799	$742,865	$757,354	$1,269,951	$1,302,038

During the three months ended June 30, 2019, March 31, 2019 and June 30, 2018, the Company recognized gross gains on sales of available-for-sale securities in the amount of $406,000, $1.0 million and $330,000, respectively. During the three months ended June 30, 2019 and March 31, 2019, the Company recognized gross losses on sales of available-for-sale securities in the amount of $194,000 and $615,000, respectively. The Company did not recognize any gross losses on the sales of available-for sale securities during the three months ended June 30, 2018. The Company had net proceeds from the sales of available-for-sale securities of $57.2 million, $168.8 million and $16.2 million during the three months ended June 30, 2019, March 31, 2019 and June 30, 2018.

During the six months ended June 30, 2019 and 2018, the Company recognized gross gains on sales of available-for-sale securities in the amount of $1.4 million and $336,000, respectively. During the six months ended June 30, 2019, the Company recognized gross losses on the sales of available-for sale securities in the amount of $809,000. During the six months ended June 30, 2018, the Company did not recognize any gross losses on sales of available-for-sale securities. The Company had net proceeds from the sales of available-for-sale securities of $227.1 million and $16.2 million during the six months ended June 30, 2019 and 2018, respectively.

FHLB, FRB and other stock

At June 30, 2019, the Company had $17.3 million in Federal Home Loan Bank of San Francisco (“FHLB”) stock, $51.6 million in Federal Reserve Bank of San Francisco (“FRB”) stock, and $23.9 million in other stock, all carried at cost. During the three months ended June 30, 2019 and March 31, 2019, the FHLB repurchased $5.4 million and $12.9 million, respectively, of the Company’s excess FHLB stock through their stock repurchase program. During the three months ended June 30, 2018, the FHLB did not repurchase any of the Company’s excess FHLB stock through their stock repurchase program.

The Company evaluates its investments in FHLB, FRB and other stock for impairment periodically, including their capital adequacy and overall financial condition. No impairment loss has been recorded through June 30, 2019.

Note 6 – Loans Held for Investment

The following table sets forth the composition of our loan portfolio in dollar amounts at the dates indicated:

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Business loans
Commercial and industrial	$1,300,083	$1,364,423
Franchise	860,299	765,416
Commercial owner occupied (1)	1,667,912	1,679,122
SBA	180,363	193,882
Agribusiness	126,857	138,519
Total business loans	4,135,514	4,141,362
Real estate loans
Commercial non-owner occupied	2,121,312	2,003,174
Multi-family	1,520,135	1,535,289
One-to-four family (2)	248,392	356,264
Construction	505,401	523,643
Farmland	169,724	150,502
Land	40,748	46,628
Total real estate loans	4,605,712	4,615,500
Consumer loans
Consumer loans	40,680	89,424
Gross loans held for investment (3)	8,781,906	8,846,286
Deferred loan origination (fees)/costs and (discounts)/premiums, net	(9,968)	(9,468)
Loans held for investment	8,771,938	8,836,818
Allowance for loan losses	(35,026)	(36,072)
Loans held for investment, net	$8,736,912	$8,800,746

Loans held for sale, at lower of cost or fair value	$8,529	$5,719
______________________________
(1) Secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans held for investment for June 30, 2019 and December 31, 2018 are net of the unaccreted fair value net purchase discounts of $52.0 million and $61.0 million, respectively.

Loans Serviced for Others

The Company generally retains the servicing rights of the guaranteed portion of Small Business Administration (“SBA”) loans sold, for which the Company records a servicing asset at fair value within its other assets category. At June 30, 2019 and December 31, 2018, the servicing asset totaled $8.0 million and $8.5 million, respectively, and was included in other assets. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. At June 30, 2019 and December 31, 2018, the Company determined that no valuation allowance was necessary.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans and participations serviced for others were $689.1 million at June 30, 2019 and $635.3 million at December 31, 2018, including SBA participations serviced for others totaling $493.9 million at June 30, 2019 and $519.8 million at December 31, 2018.

Concentration of Credit Risk

As of June 30, 2019, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located predominately in California. The Company’s loan portfolio contains concentrations of credit in multi-family real estate, commercial non-owner occupied real estate, commercial owner occupied real estate loans and commercial and industrial business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and diversifies its loan portfolio through loan originations, purchases and sales to meet approved concentration levels. While management believes that the collateral presently securing these loans is adequate, there can be no assurances that a significant deterioration in the California real estate market or economy would not expose the Company to significantly greater credit risk.

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus and likewise in excess of 15% of the Bank’s unimpaired capital plus surplus for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $547.0 million for secured loans and $328.2 million for unsecured loans at June 30, 2019. In order to manage concentration risk, the Bank maintains a house lending limit well below these statutory maximums. At June 30, 2019, the Bank’s largest aggregate outstanding balance of loans to one borrower was $94.1 million of secured credit.

Credit Quality and Credit Risk Management

The Company’s credit quality and credit risk are controlled in two distinct areas. The first is the loan origination process, wherein the Bank underwrites credit quality and chooses which risks it is willing to accept. The second is in the ongoing oversight of the loan portfolio, where existing credit risk is measured and monitored, and where performance issues are dealt with in a timely and comprehensive fashion.

The Company maintains a comprehensive credit policy, which sets forth maximum tolerances for key elements of loan risk. The policy identifies and sets forth specific guidelines for analyzing each of the loan products the Company offers from both an individual and portfolio-wide basis. The credit policy is reviewed annually by the Bank’s Board. The Bank’s underwriters ensure key risk factors are analyzed with nearly all underwriting including a comprehensive global cash flow analysis of the prospective borrowers.

Credit risk is managed within the loan portfolio by the Company’s portfolio managers based on a comprehensive credit and portfolio review policy. This policy requires a program of financial data collection and analysis, comprehensive loan reviews, property and/or business inspections and monitoring of portfolio concentrations and trends. The portfolio managers also monitor borrowing bases under asset-based lines of credit, loan covenants, and other conditions associated with the Company’s business loans as a means to help identify potential credit risk. Individual loans, excluding the homogeneous loan portfolio, are reviewed at least every two years and in most cases, more often, including the assignment or confirmation of a risk grade.

Risk grades are based on a six-grade Pass scale, along with Special Mention, Substandard, Doubtful and Loss classifications, as such classifications are defined by the regulatory agencies. The assignment of risk grades allows the Company to, among other things, identify the risk associated with each credit in the portfolio, and to provide a basis for estimating credit losses inherent in the portfolio. Risk grades are reviewed regularly with the Company’s Credit and Portfolio Review Committee, and the portfolio management and risk grading process is reviewed on an ongoing basis by an independent loan review function, as well as by regulatory agencies during scheduled examinations.

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

The Bank’s portfolio managers also manage loan performance risks, collections, workouts, bankruptcies and foreclosures. A special department, whose portfolio managers have professional expertise in these areas, typically handles or advises on these types of matters. Loan performance risks are mitigated by our portfolio managers acting promptly and assertively to address problem credits when they are identified. Collection efforts commence immediately upon non-payment, and the portfolio managers seek to promptly determine the appropriate steps to minimize the Company’s risk of loss. When foreclosure will maximize the Company’s recovery for a non-performing loan, the portfolio managers will take appropriate action to initiate the foreclosure process.

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

The following tables stratify the loan portfolio, including loans held for sale, by the Company’s internal risk grading as of the periods indicated:

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
June 30, 2019	(dollars in thousands)
Business loans
Commercial and industrial	$1,287,607	$5,150	$7,326	$—	$1,300,083
Franchise	845,659	13,630	1,010	—	860,299
Commercial owner occupied	1,659,772	953	7,187	—	1,667,912
SBA	179,488	1,131	6,911	—	187,530
Agribusiness	112,796	765	13,296	—	126,857
Real estate loans
Commercial non-owner occupied	2,122,431	—	243	—	2,122,674
Multi-family	1,515,897	4,019	219	—	1,520,135
One-to-four family	247,539	—	853	—	248,392
Construction	505,401	—	—	—	505,401
Farmland	163,687	5,923	114	—	169,724
Land	40,110	—	638	—	40,748
Consumer loans
Consumer loans	40,623	—	57	—	40,680
Totals	$8,721,010	$31,571	$37,854	$—	$8,790,435

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
December 31, 2018	(dollars in thousands)
Business loans
Commercial and industrial	$1,340,322	$12,005	$12,134	$—	$1,364,461
Franchise	760,795	4,431	190	—	765,416
Commercial owner occupied	1,660,994	1,580	16,548	—	1,679,122
SBA	189,006	2,289	6,906	—	198,201
Agribusiness	125,355	—	13,164	—	138,519
Real estate loans
Commercial non-owner occupied	1,998,118	731	5,687	—	2,004,536
Multi-family	1,530,567	4,060	662	—	1,535,289
One-to-four family	350,083	728	5,453	—	356,264
Construction	523,643	—	—	—	523,643
Farmland	150,381	—	121	—	150,502
Land	46,008	132	488	—	46,628
Consumer loans
Consumer loans	89,321	—	103	—	89,424
Totals	$8,764,593	$25,956	$61,456	$—	$8,852,005

The following tables set forth delinquencies in the Company’s loan portfolio, including loans held for sale, at the dates indicated:

		Days Past Due
	Current	30-59	60-89	90+	Total Gross Loans	Non-accruing
June 30, 2019	(dollars in thousands)
Business loans
Commercial and industrial	$1,293,042	$1,841	$416	$4,784	$1,300,083	$2,935
Franchise	859,289	—	313	697	860,299	697
Commercial owner occupied	1,666,135	1,054	—	723	1,667,912	564
SBA	184,613	511	72	2,334	187,530	2,338
Agribusiness	126,857	—	—	—	126,857	—
Real estate loans
Commercial non-owner occupied	2,122,431	—	—	243	2,122,674	243
Multi-family	1,520,135	—	—	—	1,520,135	—
One-to-four family	248,392	—	—	—	248,392	380
Construction	505,401	—	—	—	505,401	—
Farmland	169,724	—	—	—	169,724	—
Land	40,268	—	—	480	40,748	480
Consumer loans
Consumer loans	40,670	10	—	—	40,680	—
Totals	$8,776,957	$3,416	$801	$9,261	$8,790,435	$7,637

		Days Past Due
	Current	30-59	60-89	90+	Total Gross Loans	Non-accruing
December 31, 2018	(dollars in thousands)
Business loans
Commercial and industrial	$1,362,017	$309	$1,204	$931	$1,364,461	$931
Franchise	759,546	5,680	—	190	765,416	190
Commercial owner occupied	1,677,967	343	—	812	1,679,122	599
SBA	195,051	524	—	2,626	198,201	2,739
Agribusiness	138,519	—	—	—	138,519	—
Real estate loans
Commercial non-owner occupied	2,004,536	—	—	—	2,004,536	—
Multi-family	1,535,275	14	—	—	1,535,289	—
One-to-four family	356,219	30	9	6	356,264	398
Construction	523,643	—	—	—	523,643	—
Farmland	150,502	—	—	—	150,502	—
Land	46,628	—	—	—	46,628	—
Consumer loans
Consumer loans	89,249	146	29	—	89,424	—
Totals	$8,839,152	$7,046	$1,242	$4,565	$8,852,005	$4,857

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

The Company reviews loans for impairment when the loan is classified as Substandard or worse, delinquent 90 days, determined by management to be collateral dependent, or when the borrower files bankruptcy or is granted a troubled debt restructuring (“TDR”). Measurement of impairment is based on the loan’s expected future cash flows discounted at the loan’s effective interest rate, measured by reference to an observable market value, if one exists, or the fair value of the collateral if the loan is deemed collateral dependent. Loans are generally charged-off at the time the loan is classified as a loss. Valuation allowances are determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics.

The following tables provide a summary of the Company’s investment in impaired loans as of the period indicated:

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans
	(dollars in thousands)
June 30, 2019
Business loans
Commercial and industrial	$3,417	$2,935	$—	$2,935	$—
Franchise	697	697	—	697	—
Commercial owner occupied	564	564	—	564	—
SBA	9,059	2,338	—	2,338	—
Agribusiness	7,466	7,466	—	7,466	—
Real estate loans
Commercial non-owner occupied	3,654	243	—	243	—
One-to-four family	413	380	—	380	—
Land	480	480	—	480	—
Totals	$25,750	$15,103	$—	$15,103	$—

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans
	(dollars in thousands)
December 31, 2018
Business loans
Commercial and industrial	$1,071	$1,023	$550	$473	$118
Franchise	190	189	—	189	—
Commercial owner occupied	628	599	—	599	—
SBA	7,598	2,739	488	2,251	466
Agribusiness	7,500	7,500	—	7,500	—
Real estate loans
One-to-four family	453	408	—	408	—
Totals	$17,440	$12,458	$1,038	$11,420	$584

The following table presents information on impaired loans and leases, disaggregated by class, for the periods indicated:

	Impaired Loans
	Three Months Ended
	June 30, 2019		March 31, 2019		June 30, 2018
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(dollars in thousands)
Business loans
Commercial and industrial	$2,614	$—	$2,003	$—	$1,272	$—
Franchise	4,047	—	3,976	—	70	—
Commercial owner occupied	564	—	576	—	2,317	—
SBA	3,139	—	3,279	—	1,360	—
Agribusiness	7,489	109	7,500	89	—	—
Real estate loans
Commercial non-owner occupied	162	—	—	—	430	—
Multi-family	—	—	—	—	589	—
One-to-four family	383	—	395	—	1,343	—
Land	160	—	—	—	6	—
Consumer loans
Consumer loans	17	$—	57	—	15	—
Totals	$18,575	$109	$17,786	$89	$7,402	$—

(1) Interest income recognized represents interest on accruing loans.

	Impaired Loans
	Six Months Ended
	June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(dollars in thousands)
Business loans:
Commercial and industrial	$2,309	$—	$1,226	$—
Franchise	4,012	—	35	—
Commercial owner occupied	570	—	2,896	—
SBA	3,209	—	1,300	—
Agribusiness	$7,494	$199	—	—
Real estate loans:
Commercial non-owner occupied	81	—	215	—
Multi-family	—	—	705	—
One-to-four family	389	—	1,184	—
Land	80	—	7	—
Consumer loans:
Consumer loans	37	—	55	—
Totals	$18,181	$199	$7,623	$—

(1) Interest income recognized represents interest on accruing loans.

The following table provides additional detail on the components of impaired loans at the period end indicated:

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Nonaccrual loans	$7,637	$4,857
Accruing loans	7,466	7,601
Total impaired loans	$15,103	$12,458

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

The Company typically does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the timely collection of principal or interest. The Company had impaired loans on nonaccrual status of $7.6 million at June 30, 2019 and $4.9 million at December 31, 2018. The Company had $3.6 million in loans 90 days or more past due and still accruing at June 30, 2019, comprised of a commercial and industrial loan for $3.4 million and a purchased credit impaired (“PCI”) loan for $159,000. Income recognition for PCI loans is accounted for in accordance with ASC Subtopic 310-30 Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. The Company had $213,000 in loans 90 days or more past due and still accruing at December 31, 2018, all of which were PCI loans.

There were no TDRs at June 30, 2019 and December 31, 2018. The Company had no consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of June 30, 2019 and December 31, 2018.

Purchased Credit Impaired Loans

The Company has purchased loans that have experienced deterioration of credit quality between origination and acquisition and for which it was probable, at acquisition, that not all contractually required payments would be collected. The carrying amount of those loans is as follows:

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Business loans
Commercial and industrial	$—	$10
Commercial owner occupied	578	632
SBA	1,190	1,265
Real estate loans
Commercial non-owner occupied	—	275
Total purchased credit impaired	$1,768	$2,182

On each acquisition date, the amount by which the undiscounted expected cash flows of the purchased credit impaired loans exceed the estimated fair value of the loan is the “accretable yield.” The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the purchased credit impaired loan. At June 30, 2019, the Company had $1.8 million of purchased credit impaired loans, of which none were placed on nonaccrual status.

The following table summarizes the accretable yield on the purchased credit impaired loans for the periods indicated.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2019	2019	2018	2019	2018
	(dollars in thousands)
Balance at the beginning of period	$332	$411	$1,709	$411	$3,019
Additions	—	—	—	—	—
Accretion	(45)	(79)	(270)	(124)	(506)
Payoffs	(9)	—	32	(9)	(1,818)
Sales	—	—	—	$—	$—
Reclassification from nonaccretable difference	18	—	2	18	778
Balance at the end of period	$296	$332	$1,473	$296	$1,473

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

The Company’s base ALLL factors are determined by management using the Bank’s annualized actual trailing charge-off data over a full credit cycle with the loss emergence period extending from 1 year to 1.6 years during the first quarter of 2019. Adjustments to those base factors are made for relevant internal and external factors. Those factors may include:

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

The following tables summarize the allocation of the ALLL as well as the activity in the ALLL attributed to various segments in the loan portfolio as of and for the periods indicated:

	Three Months Ended June 30, 2019
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Agribusiness	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Farmland	Land	Consumer loans	Total
	(dollars in thousands)
Balance, March 31, 2019	$10,450	$7,871	$1,305	$5,173	$3,137	$1,668	$669	$758	$5,194	$664	$766	$201	$37,856
Charge-offs	(393)	(1,536)	—	(1,219)	—	(488)	—	—	—	—	—	—	(3,636)
Recoveries	47	—	15	1	—	—	—	1	—	—	—	—	64
Provisions for (reduction in) loan losses	927	430	170	(592)	(372)	585	36	(55)	(444)	145	(108)	20	742
Balance, June 30, 2019	$11,031	$6,765	$1,490	$3,363	$2,765	$1,765	$705	$704	$4,750	$809	$658	$221	$35,026

	Six Months Ended June 30, 2019
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Agribusiness	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Farmland	Land	Consumer loans	Total
	(dollars in thousands)
Balance, December 31, 2018	$10,821	$6,500	$1,386	$4,288	$3,283	$1,604	$725	$805	$5,166	$503	$772	$219	$36,072
Charge-offs	(695)	(1,536)	—	(1,219)	—	(488)	—	—	—	—	—	(5)	(3,943)
Recoveries	114	—	23	4	—	—	—	1	—	—	—	1	143
Provisions for (reduction in) loan losses	791	1,801	81	290	(518)	649	(20)	(102)	(416)	306	(114)	6	2,754
Balance, June 30, 2019	$11,031	$6,765	$1,490	$3,363	$2,765	$1,765	$705	$704	$4,750	$809	$658	$221	$35,026

Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
General portfolio allocation	11,031	6,765	1,490	3,363	2,765	1,765	705	704	4,750	809	658	221	35,026
Loans individually evaluated for impairment	2,935	697	564	2,338	7,466	243	—	380	—	—	480	—	15,103
Specific reserves to total loans individually evaluated for impairment	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	$1,297,148	$859,602	$1,667,348	$178,025	$119,391	$2,121,069	$1,520,135	$248,012	$505,401	$169,724	$40,268	$40,680	$8,766,803
General reserves to total loans collectively evaluated for impairment	0.85%	0.79%	0.09%	1.89%	2.32%	0.08%	0.05%	0.28%	0.94%	0.48%	1.63%	0.54%	0.40%
Total gross loans held for investment	$1,300,083	$860,299	$1,667,912	$180,363	$126,857	$2,121,312	$1,520,135	$248,392	$505,401	$169,724	$40,748	$40,680	$8,781,906
Total allowance to gross loans held for investment	0.85%	0.79%	0.09%	1.86%	2.18%	0.08%	0.05%	0.28%	0.94%	0.48%	1.61%	0.54%	0.40%

	Three Months Ended June 30, 2018
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Agribusiness	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Farmland	Land	Consumer loans	Total
	(dollars in thousands)
Balance, March 31, 2018	$9,492	$6,095	$791	$2,814	$2,105	$1,337	$592	$745	$5,075	$234	$1,172	$50	$30,502
Charge-offs	(246)	—	—	(27)	—	—	—	—	—	—	—	—	(273)
Recoveries	138	—	16	9	—	—	—	1	—	—	—	1	165
Provisions for (reduction in) loan losses	780	86	330	(221)	589	113	(29)	(48)	(266)	171	(200)	48	1,353
Balance, June 30, 2018	$10,164	$6,181	$1,137	$2,575	$2,694	$1,450	$563	$698	$4,809	$405	$972	$99	$31,747

	Six Months Ended June 30, 2018
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Agribusiness	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Farmland	Land	Consumer loans	Total
	(dollars in thousands)
Balance, December 31, 2017	$9,721	$5,797	$767	$2,890	$1,291	$1,266	$607	$803	$4,569	$137	$993	$95	$28,936
Charge-offs	(911)	—	—	(56)	—	—	—	—	—	—	—	(52)	(1,019)
Recoveries	163	—	24	35	—	—	—	1	—	—	—	1	224
Provisions for (reduction in) loan losses	1,191	384	346	(294)	1,403	184	(44)	(106)	240	268	(21)	55	3,606
Balance, June 30, 2018	$10,164	$6,181	$1,137	$2,575	$2,694	$1,450	$563	$698	$4,809	$405	$972	$99	$31,747

Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
General portfolio allocation	10,164	6,181	1,137	2,575	2,694	1,450	563	698	4,809	405	972	99	31,747
Loans individually evaluated for impairment	1,062	209	—	1,423	—	1,290	589	1,445	—	—	6	15	6,039
Specific reserves to total loans individually evaluated for impairment	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	$1,101,524	$708,748	$1,310,722	$175,273	$136,962	$1,218,457	$804,905	$248,050	$321,423	136,548	$30,240	$81,958	$6,274,810
General reserves to total loans collectively evaluated for impairment	0.92%	0.87%	0.09%	1.47%	1.97%	0.12%	0.07%	0.28%	1.50%	0.30%	3.21%	0.12%	0.51%
Total gross loans held for investment	$1,102,586	$708,957	$1,310,722	$176,696	$136,962	$1,219,747	$805,494	$249,495	$321,423	136,548	$30,246	$81,973	$6,280,849
Total allowance to gross loans held for investment	0.92%	0.87%	0.09%	1.46%	1.97%	0.12%	0.07%	0.28%	1.50%	0.30%	3.21%	0.12%	0.51%

Note 8 – Subordinated Debentures

In August 2014, the Corporation issued $60 million in aggregate principal amount of 5.75% Subordinated Notes Due 2024 (the “Notes I”) in a private placement transaction to institutional accredited investors (the “Private Placement”). The Corporation contributed $50 million of net proceeds from the Private Placement to the Bank to support general corporate purposes. The Notes I bear interest at an annual fixed rate of 5.75%, with the first interest payment on the Notes occurring on March 3, 2015, and interest to be paid semiannually each March 3rd and September 3rd until September 3, 2024. At June 30, 2019, the carrying value of the Notes I was $59.4 million, net of unamortized debt issuance cost of $628,000. As of June 30, 2019, the Notes I qualify as Tier 2 Capital. Principal and interest are due upon early redemption.

In connection with the Private Placement, the Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade ratings of BBB+ and BBB for the Corporation’s senior unsecured debt and subordinated debt, respectively, and a senior deposit rating of A- for the Bank. KBRA reaffirmed these ratings in April 2019.

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, statutory trust created under the laws of the State of Delaware. The Debt Securities are subordinated to effectively all borrowings of the Corporation and are due and payable on April 6, 2034. Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 5.35% per annum, as of June 30, 2019. The Subordinated Debentures may be redeemed, in part or whole, on or after April 7, 2009 at the option of the Corporation, at par. The Subordinated Debentures can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance. The Corporation also purchased a 3% minority interest totaling $310,000 in PPBI Trust I. The balance of equity of PPBI Trust I is comprised of mandatorily redeemable securities (“Trust Preferred Securities”) and is included in the Corporation’s other assets category. PPBI Trust I sold $10.0 million of Trust Preferred Securities to investors in a private offering.

On April 1, 2017, as part of the HEOP acquisition, the Corporation assumed $5.2 million of floating rate junior subordinated debt securities associated with Heritage Oaks Capital Trust II. Interest is payable quarterly at three-month LIBOR plus 1.72% per annum, for an effective rate of 4.31% per annum as of June 30, 2019. At June 30, 2019, the carrying value of these debentures was $4.0 million, which reflects purchase accounting fair value adjustments of $1.2 million. The Corporation also assumed $3.1 million and $5.2 million of floating rate junior subordinated debt associated with Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust, respectively. At June 30, 2019, the carrying value of Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust were $2.8 million and $3.9 million, respectively, which reflects purchase accounting fair value adjustments of $296,000 and $1.3 million, respectively. Interest is payable quarterly at three-month LIBOR plus 2.95% per annum, for an effective rate of 5.55% per annum as of June 30, 2019 for Mission Community Capital Trust I. Interest is payable quarterly at three-month LIBOR plus 1.48% per annum, for an effective rate of 4.08% per annum as of June 30, 2019 for Santa Lucia Bancorp (CA) Capital Trust. These three debentures are callable by the Corporation at par.

On November 1, 2017, as part of the Plaza acquisition, the Corporation assumed three subordinated notes totaling $25.0 million at a fixed interest rate of 7.125% payable in arrears on a quarterly basis. The notes have a maturity date of June 26, 2025 and are also redeemable in whole or in part beginning on June 26, 2020 at an amount equal to 103.0% of principal plus accrued unpaid interest. The redemption price decreases 50 basis points each subsequent year. At June 30, 2019, the carrying value of these subordinated notes was $25.1 million, which reflects purchase accounting fair value adjustments of $145,000.

On July 1, 2018, as part of the Grandpoint acquisition, the Corporation assumed $5.2 million of floating rate junior subordinated debt securities associated with First Commerce Bancorp Statutory Trust I. Interest is payable quarterly at three-month LIBOR plus 2.95% per annum, for an effective rate of 5.54% per annum as of June 30, 2019. At June 30, 2019, the carrying value of these debentures was $4.9 million, which reflects purchase accounting fair value adjustments of $217,000.

The Corporation is not allowed to consolidate any trust preferred securities into the Company’s consolidated financial statements. The resulting effect on the Company’s consolidated financial statements is to report only the subordinated debentures relating to trust preferred securities as a component of the Company’s liabilities.

In May 2019, the Corporation issued $125 million in aggregate principal amount of 4.875% Fixed-to-Floating Rate Subordinated Notes due May 15, 2029 (the “Notes II”), at a public offering price equal to 100% of the aggregate principal amount of the Notes II. The Company may redeem the Notes II on or after May 15, 2024. From and including the issue date, but excluding May 15, 2024, the Notes II will bear interest at an initial fixed rate of 4.875% per annum, payable semi-annually. From and including May 15, 2024 to, but excluding the maturity date or the date of earlier redemption, the Notes II will bear interest at a floating rate equal to the then-current three-month LIBOR rate determined on the determination date of the applicable interest period, plus a spread of 2.50%; provided, however, in the event that the then-current three-month LIBOR is less than zero, then the three-month LIBOR will be deemed to be zero. At June 30, 2019, the carrying value of the Notes II was $122.5 million, net of unamortized debt issuance cost of $2.5 million. At June 30, 2019, the Notes II qualify as Tier 2 Capital. Principal and interest are due upon early redemption at any time, including prior to May 15, 2024 at our option, in whole but not in part, under the occurrence of special events defined within the trust indenture.

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

The following tables set forth the Company’s earnings per share calculations for the periods indicated:

	Three Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018
	(dollars in thousands, except per share data)
Basic
Net income	$38,527	$38,718	$27,303
Less: Earnings allocated to participating securities	(444)	(347)	—
Net income allocated to common stockholders	38,083	38,371	27,303

Weighted average common shares outstanding	61,308,046	61,987,605	46,053,077
Basic earnings per common share	$0.62	$0.62	$0.59

Diluted
Net income allocated to common stockholders	$38,083	$38,371	$27,303

Weighted average common shares outstanding	61,308,046	61,987,605	46,053,077
Diluted effect of share-based compensation	353,727	298,178	649,891
Weighted average diluted common shares	61,661,773	62,285,783	46,702,968
Diluted earnings per common share	$0.62	$0.62	$0.58

	Six Months Ended
	June 30, 2019	June 30, 2018
	(dollars in thousands, except per share data)
Basic
Net income	$77,245	$55,305
Less: Earnings allocated to participating securities	(791)	—
Net income allocated to common stockholders	76,454	55,305

Weighted average common shares outstanding	61,645,940	45,973,727
Basic earnings per common share	$1.24	$1.20

Diluted
Net income allocated to common stockholders	$76,454	$55,305

Weighted average common shares outstanding	61,645,940	45,973,727
Diluted effect of share-based compensation	334,193	704,396
Weighted average diluted common shares	61,980,133	46,678,123
Diluted earnings per common share	$1.23	$1.18

For the three and six months ended June 30, 2019, there were no RSUs or stock options that were anti-dilutive.

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

Derivative assets and liabilities – The Company originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a correspondent bank. These back-to-back agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. The fair value of these derivatives is based on a market standard discounted cash flow approach. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate swaps is classified as Level 2.

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	June 30, 2019
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
Financial assets
Investment securities available-for-sale:
U.S. Treasury	$—	$63,552	$—	$63,552
Agency	—	199,233	—	199,233
Corporate	—	124,119	—	124,119
Municipal bonds	—	288,406	—	288,406
Collateralized mortgage obligation	—	19,236	—	19,236
Mortgage-backed securities	—	563,833	—	563,833
Total securities available-for-sale	$—	$1,258,379	$—	$1,258,379

Derivative assets	$—	$153	$—	$153

Financial liabilities
Derivative liabilities	$—	$153	$—	$153

	December 31, 2018
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
Financial assets
Investment securities available-for-sale:
U.S. Treasury	$—	$60,912	$—	$60,912
Agency	—	130,070	—	130,070
Corporate	—	103,543	—	103,543
Municipal bonds	—	238,630	—	238,630
Collateralized mortgage obligation	—	24,338	—	24,338
Mortgage-backed securities	—	545,729	—	545,729
Total securities available-for-sale	$—	$1,103,222	$—	$1,103,222

Derivative assets	$—	$1,681	$—	$1,681

Financial liabilities
Derivative liabilities	$—	$1,681	$—	$1,681

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

At June 30, 2019 and December 31, 2018, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management. The Company completed partial charge-offs on certain impaired loans individually evaluated for impairment based on recent real estate appraisals and released the related specific reserves during the six months ended June 30, 2019. The Company has recorded no specific reserve on loans deemed impaired at June 30, 2019.

The following table presents our assets measured at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018.

	June 30, 2019
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
Financial assets
Impaired loans	$—	$—	$1,569	$1,569

	December 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
Financial assets
Impaired loans	$—	$—	$1,445	$1,445

Fair Values of Financial Instruments

The fair value estimates presented herein are based on pertinent information available to management as of the dates indicated, representing an exit price.

	At June 30, 2019
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$375,384	$375,384	$—	$—	$375,384
Interest-bearing time deposits with financial institutions	2,956	2,956	—	—	2,956
Investments held-to-maturity	42,997	—	43,659	—	43,659
Investment securities available-for-sale	1,258,379	—	1,258,379	—	1,258,379
Loans held for sale	8,529	—	9,312	—	9,312
Loans held for investment, net	8,771,938	—	—	8,767,364	8,767,364
Derivative asset	153	—	153	—	153
Accrued interest receivable	40,420	40,420	—	—	40,420

Liabilities:
Deposit accounts	8,861,922	7,301,138	1,561,149	—	8,862,287
FHLB advances	571,575	—	572,968	—	572,968
Subordinated debentures	232,944	—	249,242	—	249,242
Derivative liability	153	—	153	—	153
Accrued interest payable	5,671	5,671	—	—	5,671

	At December 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$203,406	$203,406	$—	$—	$203,406
Interest-bearing time deposits with financial institutions	6,143	6,143	—	—	6,143
Investments held-to-maturity	45,210	—	44,672	—	44,672
Investment securities available-for-sale	1,103,222	—	1,103,222	—	1,103,222
Loans held for sale	5,719	—	6,072	—	6,072
Loans held for investment, net	8,836,818	—	—	8,697,594	8,697,594
Derivative asset	1,929	—	1,681	—	1,681
Accrued interest receivable	37,837	37,837	—	—	37,837

Liabilities:
Deposit accounts	8,658,351	7,247,673	1,403,524	—	8,651,197
FHLB advances	667,606	—	666,864	—	666,864
Other borrowings	75	—	75	—	75
Subordinated debentures	110,313	—	115,613	—	115,613
Derivative liability	1,929	—	1,681	—	1,681
Accrued interest payable	3,255	3,255	—	—	3,255

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

Note 11 – Derivative Instruments

From time to time, the Company enters into interest rate swap agreements with certain borrowers to assist them in mitigating their interest rate risk exposure associated with the loans they have with the Company. At the same time, the Company enters into identical interest rate swap agreements with another financial institution to mitigate the Company’s interest rate risk exposure associated with the swap agreements it enters into with its borrowers. The Company had swaps with matched terms with an aggregate notional amount of $56.6 million and a fair value of $153,000 at June 30, 2019 compared with an aggregate notional amount of $57.5 million and a fair value of $1.7 million at December 31, 2018. The fair value of these agreements are determined through a third party valuation model used by the Company’s counterparty bank, which uses observable market data such as cash LIBOR rates, prices of Eurodollar future contracts and market swap rates. The fair values of these swaps are recorded as components of other assets and other liabilities in the Company’s condensed consolidated balance sheet. Changes in the fair value of these swaps, which occur due to changes in interest rates, are recorded in the Company’s income statement as a component of noninterest income. Since the terms of the swap agreements between the Company and its borrowers have been matched with the terms of swap agreements with another financial institution, the adjustments for the change in their fair value offset each other in noninterest income.

Although changes in the fair value of swap agreements between the Company and borrowers and the Company and other financial institutions offset each other, changes in the credit risk of these counterparties may result in a difference in the fair value of these swap agreements. Offsetting swap agreements the Company has with other financial institutions are collateralized with cash, and swap agreements with borrowers are secured by the collateral arrangements for the underlying loans these borrowers have with the Company. During the six months ended June 30, 2019 and 2018, there were no losses recorded on swap agreements attributable to the change in credit risk associated with a counterparty. All interest rate swap agreements entered into by the Company as of June 30, 2019 and December 31, 2018 are not designated as hedging instruments.

The following tables summarize the Company's derivative instruments, included in “other assets” and “other liabilities” in the consolidated statements of financial condition:

	June 30, 2019
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts	$56,552	$153	$56,552	$153
Total derivative instruments	$56,552	$153	$56,552	$153

	December 31, 2018
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts	$57,502	$1,681	$57,502	$1,681
Total derivative instruments	$57,502	$1,681	$57,502	$1,681

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

Financial instruments that are eligible for offset in the consolidated statements of financial condition as of June 30, 2019 are presented in the table below:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (1)	Net Amount
	(dollars in thousands)
June 30, 2019
Financial assets:
Derivatives not designated as hedging instruments	$1,786	$(1,633)	$153	$—	$—	$153
Total	$1,786	$(1,633)	$153	$—	$—	$153

Financial liabilities:
Derivatives not designated as hedging instruments	$153	$—	$153	$—	$—	$153
Total	$153	$—	$153	$—	$—	$153

(1) Represents cash collateral pledged with counterparty bank.

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

Note 13 – Leases

The Company accounts for its leases in accordance with ASC 842, which was implemented on January 1, 2019, and requires the Company to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased asset. The Company’s leases primarily represent future obligations to make payments for the use of buildings or space for its operations. Liabilities to make future lease payments are recorded in Accrued expenses and other liabilities, while right-of-use assets are recorded in Other assets in the Company’s consolidated balance sheets. At June 30, 2019, all of the Company’s leases were classified as either operating leases or short-term leases. Liabilities to make future lease payments and right of use assets are recorded for operating leases and not short-term leases. These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Company believes it has an economic incentive to extend or renew the lease. Future contractual base rents are discounted using the rate implicit in the lease or using the Company’s estimated incremental borrowing rate if the rate implicit in the lease is not readily determinable. For leases that contain variable lease payments, the Company assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the term of the associated lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion in the related liability to make future lease payments.

For the three and six months ended June 30, 2019, expense associated with the Company’s leases totaled $3.4 million and $6.8 million, respectively, and was recorded in premises and occupancy expense in the consolidated statements of income. For the three and six ended June 30, 2019, expense attributed to operating leases totaled approximately $2.8 million and $5.5 million, respectively. Expense attributed to short-term leases for the three and six ended June 30, 2019 totaled approximately $627,000 and $1.3 million, respectively. Short-term leases are leases that have a term of 12 months or less at commencement.

The following table presents supplemental information related to operating leases as of the period indicated:

June 30, 2019
(dollars in thousands)
Balance Sheet:
Operating lease right of use assets	$43,504
Operating lease liabilities	46,124
Cash Flows:
Operating cash flows from operating leases	5,957

The following table provides information related to minimum contractual lease payments and other information associated with the Company’s leases as of June 30, 2019:

	2019	2020	2021	2022	2023	Thereafter	Total
	(dollars in thousands)
Contractual base rents (1):
Operating leases	$5,348	$9,169	$9,585	$9,134	$8,150	$13,485	$54,871
Short-term leases	610	109	—	—	—	—	719
Total contractual base rents	$5,958	$9,278	$9,585	$9,134	$8,150	$13,485	$55,590

Total liability to make lease payments							$46,124
Difference in undiscounted and discounted future lease payments							$9,464
Weighted average discount rate							6.29%
Weighted average remaining lease term (years)							5.9

(1) Contractual base rents reflect options to extend and renewals, and do not include property taxes and other operating expenses due under respective lease agreements.

The Company from time to time leases portions of space it owns to other parties. Income received from these transactions is recorded on a straight-line basis over the term of the sublease. For the three months ended June 30, 2019 and 2018, rental income totaled $46,000 and $126,000, respectively. For the six months ended June 30, 2019 and 2018, rental income totaled $91,000 and $249,000, respectively.

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

The following tables provide a summary of the Company’s revenue streams, including those that are within the scope of ASC 606 and those that are accounted for under other applicable U.S. GAAP:

	Three Months Ended
	June 30, 2019		March 31, 2019		June 30, 2018
	Within Scope(1)	Out of Scope(2)	Within Scope(1)	Out of Scope(2)	Within Scope(1)	Out of Scope(2)
	(dollars in thousands)
Interest income:
Loans	$—	$121,860	$—	$121,476	$—	$85,625
Investment securities and other interest-earning assets	—	10,554	—	9,767	—	7,074
Total interest income	—	132,414	—	131,243	—	92,699
Noninterest income:
Loan servicing fees	—	409	—	398	—	292
Service charges on deposit accounts	1,441	—	1,330	—	1,057	—
Other service fee income	363	—	356	—	169	—
Debit card interchange income	1,145	—	1,071	—	1,090	—
Earnings on bank-owned life insurance	—	851	—	910	—	617
Net gain from sales of loans	—	902	—	1,729	—	3,843
Net gain from sales of investment securities	—	212	—	427	—	330
Other income	544	457	192	1,268	293	460
Total noninterest income	3,493	2,831	2,949	4,732	2,609	5,542
Total revenues	$3,493	$135,245	$2,949	$135,975	$2,609	$98,241
(1) Revenues from contracts with customers accounted for under ASC 606.
(2) Revenues not within the scope of ASC 606 and accounted for under other applicable U.S. GAAP requirements.

	Six Months Ended
	June 30, 2019		June 30, 2018
	Within Scope(1)	Out of Scope(2)	Within Scope(1)	Out of Scope(2)
	(dollars in thousands)
Interest income:
Loans	$—	$243,336	$—	$169,798
Investment securities and other interest-earning assets	—	20,321	—	13,728
Total interest income	—	263,657	—	183,526
Noninterest income:
Loan servicing fees	—	807	—	637
Service charges on deposit accounts	2,771	—	2,207	—
Other service fee income	719	—	315	—
Debit card interchange income	2,216	—	2,126	—
Earnings on bank-owned life insurance	—	1,761	—	1,228
Net gain from sales of loans	—	2,631	—	6,801
Net gain from sales of investment securities	—	639	—	336
Other income	736	1,725	530	1,637
Total noninterest income	6,442	7,563	5,178	10,639
Total revenues	$6,442	$271,220	$5,178	$194,165
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

At June 30, 2019, the Company did not have any material contract assets or liabilities in its consolidated financial statements related to revenue streams within the scope of ASC 606, and there were no material changes in those balances during the reporting period.

Note 15 – Subsequent Events

Quarterly Cash Dividend

On July 19, 2019, the Corporation’s Board of Directors declared a cash dividend of $0.22 per share, payable on August 15, 2019 to shareholders of record on August 2, 2019.

Redemption of Subordinated Notes

On July 8, 2019, the Company used a portion of the proceeds from the issuance of the Notes II in May 2019 to redeem all $10,310,000 principal amount of the Subordinated Debentures due April 6, 2034 issued by PPBI Trust I. The Subordinated Debentures carried an interest rate of three-month LIBOR plus 2.75% per annum, for an effective rate of 5.35% per annum, as of June 30, 2019. The Subordinated Debentures were called at par, plus accrued and unpaid interest, for an aggregate amount of $10,448,000 and PPBI Trust was canceled.

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

•	The impact of governmental efforts to restructure the U.S. financial regulatory system, including amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	Changes in consumer spending, borrowing and savings habits;

•	Changes in the competitive environment among financial and bank holding companies and other financial service providers;

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

•
The effect of acquisitions we may make including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations;

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

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking information and statements to reflect actual results or changes in the factors affecting the forward-looking information and statements. For information on the factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our 2018 Annual Report in addition to Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q.

Forward-looking information and statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us. Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov.

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Annual Report, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the year ending December 31, 2019.

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

We provide banking services within our targeted markets in California, Arizona, Nevada and Washington to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve. Additionally, through our Homeowners’ Associations (“HOA”) Banking and Lending and Franchise Capital units we can provide customized cash management, electronic banking services and credit facilities to HOAs, HOA management companies and quick service restaurant (“QSR”) franchise owners nationwide. Our corporate headquarters are located in Irvine, California. At June 30, 2019, the Bank operated 42 full-service depository branches located in California in the counties of Orange, Los Angeles, Riverside, San Bernardino, San Diego, San Luis Obispo and Santa Barbara, California as well as markets in Pima and Maricopa Counties, Arizona, Clark County, Nevada and Clark County, Washington. Through our branches and our web site at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking and on-line bill payment. We also offer a variety of loan products, including commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans and home equity loans. The Bank funds its lending and investment activities with retail and commercial deposits obtained through its branches, advances from the FHLB, lines of credit and wholesale and brokered certificates of deposit.

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

Liabilities to make lease payments and right-of-use assets are determined based on the total contractual base rents for each lease, discounted at the rate implicit in the lease or at the Company’s estimated incremental borrowing rate if the rate is not implicit in the lease. The Company measures future base rents based on the minimum payments specified in the lease agreement, giving consideration for periodic contractual rent increases which are based on an escalation rate or a specified index. When future rent payments are based on an index, the Company uses the index rate observed at the time of lease commencement to measure future lease payments. Liabilities to make lease payments are accounted for using the interest method, which are reduced by periodic rent payments, net of interest accretion. Right-of-use assets for finance leases are amortized on a straight-line basis over the term of the lease, while right-of-use assets for operating leases are amortized over the term of the lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion on the related liability to make lease payments. Expense recognition for finance leases is representative of the sum of periodic amortization of the associated right-of-use asset as well as the periodic interest accretion on the liability to make lease payments. Expense recognition for operating leases is recorded on a straight-line basis. As of June 30, 2019, all of the Company’s leases were classified as either operating leases or short-term leases.

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

GRANDPOINT ACQUISITION

Effective July 1, 2018, the Company acquired Grandpoint and its wholly-owned bank subsidiary, Grandpoint Bank, a California-chartered bank headquartered in Los Angeles, California, pursuant to the terms of a definitive agreement entered into by the Corporation and Grandpoint on February 9, 2018. As a result of the Grandpoint acquisition, the Company acquired and recorded at the acquisition date assets with a fair value of approximately $3.08 billion, including:

•	$2.35 billion of gross loans;

•	$312.6 million in goodwill;

•	$147.6 million of cash and cash equivalents;

•	$392.9 million of investment securities;

•	$97.0 million of other types of assets;

•	$9.1 million in fixed assets;

•	$5.0 million of deterred tax assets; and

•	$71.9 million of a core deposit intangible.

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

The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB ASC Topic 820: Fair Value Measurements and Disclosures. Such fair values are preliminary estimates and are subject to adjustment for up to one year after the merger date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. During the second quarter of 2019, the Company finalized its fair values with this acquisition.

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

For periods presented below, return on average tangible common equity is a non-U.S. GAAP financial measure derived from U.S. GAAP-based amounts. We calculate this figure by excluding CDI amortization expense and exclude the average CDI and average goodwill from the average stockholders’ equity during the period. Management believes that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2019	2019	2018	2019	2018
	(dollars in thousands)
Net income	$38,527	$38,718	$27,303	$77,245	$55,305
Plus: CDI amortization expense	4,281	4,436	1,996	8,717	4,270
Less: CDI amortization expense tax adjustment (1)	1,240	1,288	542	2,528	1,095
Net income for average tangible common equity	$41,568	$41,866	$28,757	$83,434	$58,480

Average stockholders’ equity	$1,999,986	$1,991,861	$1,279,932	$1,995,946	$1,267,848
Less: average CDI	94,460	98,984	39,766	96,710	40,986
Less: average goodwill	808,778	808,726	494,070	808,755	493,715
Average tangible common equity	$1,096,748	$1,084,151	$746,096	$1,090,481	$733,147

Return on average equity (2)	7.71%	7.78%	8.53%	7.74%	8.72%
Return on average tangible common equity (2)	15.16%	15.45%	15.42%	15.30%	15.95%
______________________________
(1) CDI amortization expense adjusted by statutory tax rate.
(2) Ratio is annualized.

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

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
U.S. GAAP Reconciliation

	June 30,	December 31,
	2019	2018
	(dollars in thousands)
Total stockholders’ equity	$1,984,456	$1,969,697
Less: Intangible assets	900,162	909,282
Tangible common equity	$1,084,294	$1,060,415

Book value per share	$32.80	$31.52
Less intangible book value per share	14.88	14.55
Tangible book value per share	$17.92	$16.97

Total assets	$11,783,781	$11,487,387
Less: Intangible assets	900,162	909,282
Tangible assets	$10,883,619	$10,578,105

Tangible common equity ratio	9.96%	10.02%

For periods presented below, efficiency ratio is a non-U.S. GAAP financial measure derived from U.S. GAAP-based amounts. This figure represents the ratio of noninterest expense less other real estate owned operations, core deposit intangible amortization and merger-related expense to the sum of net interest income before provision for loan losses and total noninterest income, less gain/(loss) on sale of securities and gain/(loss) on sale of other real estate owned. Management believes that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2019	2019	2018	2019	2018
	(dollars in thousands)
Total noninterest expense	$63,936	$63,577	$50,076	127,513	99,884
Less: CDI amortization	4,281	4,436	1,996	8,717	4,270
Less: merger-related expense	5	655	943	660	1,879
Less: other real estate owned operations, net	62	3	2	65	3
Noninterest expense, adjusted	$59,588	$58,483	$47,135	118,071	93,732

Net interest income before provision for loan losses	$110,641	$111,406	$81,171	222,047	162,452
Add: total noninterest income loss	6,324	7,681	8,151	14,005	15,817
Less: net gain loss from investment securities	212	427	330	639	336
Less: OTTI impairment - securities	—	—	4	—	4
Less: net gain (loss) from other real estate owned	72	—	(10)	72	(18)
Revenue, adjusted	116,681	$118,660	$88,998	235,341	177,947

Efficiency Ratio	51.1%	49.3%	53.0%	50.2%	52.7%

RESULTS OF OPERATIONS

The following table presents the components of results of operations, share data and performance ratios for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2019	2019	2018	2019	2018
	(dollar in thousands, except per share data and percentages)
Operating Data
Interest income	$132,414	$131,243	$92,699	$263,657	$183,526
Interest expense	21,773	19,837	11,528	41,610	21,074
Net interest income	110,641	111,406	81,171	222,047	162,452
Provision for credit losses	334	1,526	1,761	1,860	4,014
Net interest income after provision for credit losses	110,307	109,880	79,410	220,187	158,438
Net gains from loan sales	902	1,729	3,843	2,631	6,801
Other noninterest income	5,422	5,952	4,308	11,374	9,016
Noninterest expense	63,936	63,577	50,076	127,513	99,884
Income before income tax	52,695	53,984	37,485	106,679	74,371
Income tax	14,168	15,266	10,182	29,434	19,066
Net income	$38,527	$38,718	$27,303	$77,245	$55,305
Share Data
Net income per share:
Basic	$0.62	$0.62	$0.59	$1.24	$1.20
Diluted	$0.62	$0.62	$0.58	$1.23	$1.18
Dividends declared per share	$0.22	$0.22	$—	$0.44	$—
Divided payout ratio (1)	35.42%	35.54%	—%	35.48%	—%
Performance Ratios
Return on average assets (2)	1.33%	1.34%	1.35%	1.33%	1.37%
Return on average equity (2)	7.71	7.78	8.53	7.74	8.72
Return on average tangible common equity (2)	15.16	15.45	15.42	15.30	15.95
Average equity to average assets	17.26	17.23	15.79	17.24	15.70
Efficiency ratio (3)	51.1	49.3	53.0	50.2	52.7

(1) Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.
(2) Ratio is annualized.
(3) Represents the ratio of noninterest expense less other real estate owned operations, core deposit intangible amortization and merger-related expense to the sum of net interest income before provision for credit losses and total noninterest income, less gains/(loss) on sale of securities, other-than-temporary impairment recovery/(loss) on investment securities and gain/(loss) from other real estate owned.

In the second quarter of 2019, we reported net income of $38.5 million, or $0.62 per diluted share. This compares with net income of $38.7 million, or $0.62 per diluted share, for the first quarter of 2019. The slight decrease in revenue was driven by a $1.4 million decrease in noninterest income, a $765,000 decrease in net interest income and an $359,000 increase in noninterest expense, partially offset by decreases in income tax of $1.1 million and provision for credit losses of $1.2 million.

Net income of $38.5 million, or $0.62 per diluted share, for the second quarter of 2019 compares to net income for the second quarter of 2018 of $27.3 million, or $0.58 per diluted share. The increase in net income of $11.2 million during the second quarter of 2019 compared to the second quarter of 2018 was primarily due to the $29.5 million increase in net interest income resulting from average interest-earning asset growth of $2.98 billion primarily from the acquisition of Grandpoint in the third quarter of 2018, as well as organic loan growth since the end of the second quarter of 2018. These increases were partially offset by a $13.9 million increase in noninterest expense and $4.0 million increase in income tax. The increase in noninterest expense included increases in all major categories, including $4.6 million in compensation and benefits expense, $2.5 million in premises and occupancy expense, $2.3 million in CDI amortization and $1.7 million in legal, audit and professional fees. Prior period comparison was impacted by the acquisition of Grandpoint in the third quarter of 2018.

For the three months ended June 30, 2019, the Company’s return on average assets was 1.33% and return on average tangible common equity was 15.16%. For the three months ended March 31, 2019, the return on average assets was 1.34% and the return on average tangible common equity was 15.45%. For the three months ended June 30, 2018, the return on average assets was 1.35% and the return on average tangible common equity was 15.42%.

For the six months ended June 30, 2019, the Company recorded net income of $77.2 million, or $1.23 per diluted share. This compares with net income of $55.3 million or $1.18 per diluted share for the six months ended June 30, 2018. The increase in net income of $21.9 million was mostly due to the $59.6 million increase in net interest income resulting from earning asset growth, primarily from the acquisitions of Grandpoint and organic loan growth. These increases were partially offset by growth in noninterest expense of $27.6 million, including increases in all major categories, including $9.1 million in compensation and benefits expenses, $5.2 million in premises and occupancy expense, $4.4 million in CDI amortization, $3.3 million in deposit expense and $2.9 million in legal, audit and professional fees. Prior period comparisons for the year-to-date results are impacted by the acquisitions of Grandpoint in the third quarter of 2018 and Plaza in the fourth quarter of 2017.

For the six months ended June 30, 2019, the Company’s return on average assets was 1.33% and return on average tangible common equity was 15.30%, compared with a return on average assets of 1.37% and a return on average tangible common equity of 15.95% for the six months ended June 30, 2018.

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between the interest earned on loans, investment securities and interest earning balances with financial institutions (“interest-earning assets”) and the interest paid on deposits and borrowings (“interest-bearing liabilities”). Net interest margin is net interest income expressed as a percentage of average interest earning assets. Net interest income is affected by changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities.

Net interest income totaled $110.6 million in the second quarter of 2019, a decrease of $765,000, or 0.7%, from the first quarter of 2019. The decrease in net interest income reflected higher cost of funds and lower average loan balances as well as the issuance of $125.0 million of subordinated notes in May 2019, partially offset by the impact of one more day of interest and higher accretion income.

Net interest margin for the second quarter was 4.28%, compared with 4.37% in the prior quarter. The decrease was primarily driven by our higher cost of funds and lower average loan balances, partially offset by higher accretion income of $5.0 million in the second quarter of 2019 compared to $3.8 million in the first quarter of 2019. Our core net interest margin, which excludes the impact of accretion, decreased 13 basis points to 4.08%, compared to 4.21% in the prior quarter. The core net interest margin was negatively impacted by 4 basis points with the addition of $125.0 million of subordinated notes at an annual coupon of 4.875%. The remaining 9 basis-point decrease in the core net interest margin was attributable to a higher cost of funds and a lower average balances.

Net interest income for the second quarter of 2019 increased $29.5 million, or 36.3%, compared to the second quarter of 2018. The increase was primarily related to an increase in average interest-earning assets of $2.98 billion, which resulted primarily from our acquisition of Grandpoint in the third quarter of 2018, as well as organic loan growth since the end of the second quarter of 2018.

For the first six months ended 2019, net interest income increased $59.6 million, or 36.7%, compared to the first six months ended 2018. The increase was related to an increase in average interest-earning assets of $3.0 billion, which resulted primarily from our acquisitions of Grandpoint in the third quarter of 2018, and organic loan growth since the end of the first six months ended 2018.

The following table present the interest spread, net interest margin, average balances calculated based on daily average, interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities, and the average yield/rate by asset and liability component for the periods indicated:

	Average Balance Sheet
	Three Months Ended
	June 30, 2019			March 31, 2019			June 30, 2018
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$187,963	$435	0.93%	$173,613	$378	0.88%	$146,279	$277	0.76%
Investment securities	1,396,585	10,119	2.90	1,298,476	9,389	2.89	980,334	6,797	2.77
Loans receivable, net (1)(2)	8,779,440	121,860	5.57	8,867,159	121,476	5.56	6,253,987	85,625	5.49
Total interest-earning assets	10,363,988	132,414	5.12	10,339,248	131,243	5.15	7,380,600	92,699	5.04
Noninterest-earning assets	1,221,985			1,224,281			726,922
Total assets	$11,585,973			$11,563,529			$8,107,522
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$543,473	$535	0.39	$536,117	$474	0.36	$349,721	$117	0.13
Money market	2,978,065	7,305	0.98	2,912,819	6,534	0.91	2,185,310	3,943	0.72
Savings	242,483	92	0.15	249,621	86	0.14	219,035	83	0.15
Retail certificates of deposit	1,025,404	4,610	1.80	1,001,344	4,058	1.64	784,902	2,290	1.17
Wholesale/brokered certificates of deposit	555,963	3,449	2.49	373,822	2,132	2.31	349,585	1,323	1.52
Total interest-bearing deposits	5,345,388	15,991	1.20	5,073,723	13,284	1.06	3,888,553	7,756	0.80
FHLB advances and other borrowings	491,706	3,083	2.51	770,331	4,802	2.53	455,488	2,125	1.87
Subordinated debentures	183,639	2,699	5.88	110,340	1,751	6.35	105,218	1,647	6.26
Total borrowings	675,345	5,782	3.43	880,671	6,553	3.02	560,706	3,772	2.70
Total interest-bearing liabilities	6,020,733	21,773	1.45	5,954,394	19,837	1.35	4,449,259	11,528	1.04
Noninterest-bearing deposits	3,426,508			3,480,791			2,310,714
Other liabilities	138,746			136,483			67,617
Total liabilities	9,585,987			9,571,668			6,827,590
Stockholders’ equity	1,999,986			1,991,861			1,279,932
Total liabilities and equity	$11,585,973			$11,563,529			$8,107,522
Net interest income		$110,641			$111,406			$81,171

Net interest margin (3)			4.28%			4.37%			4.41%
Cost of deposits			0.73			0.63			0.50
Cost of funds (4)			0.92			0.85			0.68
Ratio of interest-earning assets to interest-bearing liabilities			172.14			173.64			165.88

(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums.
(2) Interest income includes net discount accretion of $5.0 million, $3.8 million and $1.9 million, respectively.
(3) Represents annualized net interest income divided by average interest-earning assets.
(4) Represents annualized total interest expense divided by the sum of average total interest-bearing liabilities and noninterest-bearing deposits.

	Average Balance Sheet
	Six Months Ended
	June 30,
	2019			2018
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$180,827	$813	0.91%	$156,699	$590	0.76%
Investment securities	1,347,802	19,508	2.89	952,664	13,138	2.76
Loans receivable, net (1)(2)	8,823,058	243,336	5.56	6,246,022	169,798	5.48
Total interest-earning assets	10,351,687	263,657	5.14	7,355,385	183,526	5.03
Noninterest-earning assets	1,223,126			721,197
Total assets	$11,574,813			$8,076,582
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$539,815	$1,009	0.38	$348,920	$231	0.13
Money market	2,945,622	13,839	0.95	2,187,598	7,102	0.65
Savings	246,032	178	0.15	221,500	162	0.15
Retail certificates of deposit	1,013,441	8,668	1.72	749,265	3,679	0.99
Wholesale/brokered certificates of deposit	465,396	5,581	2.42	363,518	2,496	1.38
Total interest-bearing deposits	5,210,306	29,275	1.13	3,870,801	13,670	0.71
FHLB advances and other borrowings	630,248	7,885	2.52	481,669	4,148	1.74
Subordinated debentures	147,193	4,450	6.05	105,186	3,256	6.19
Total borrowings	777,441	12,335	3.20	586,855	7,404	2.54
Total interest-bearing liabilities	5,987,747	41,610	1.40	4,457,656	21,074	0.95
Noninterest-bearing deposits	3,453,500			2,286,936
Other liabilities	137,620			64,142
Total liabilities	9,578,867			6,808,734
Stockholders’ equity	1,995,946			1,267,848
Total liabilities and equity	$11,574,813			$8,076,582
Net interest income		$222,047			$162,452

Net interest margin (3)			4.33%			4.45%
Cost of deposits			0.68			0.45
Cost of funds (4)			0.89			0.63
Ratio of interest-earning assets to interest-bearing liabilities			172.88			165.01

(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums.
(2) Interest income includes net discount accretion of $8.8 million and $5.6 million, respectively.
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

Changes in our net interest income are a function of changes in volumes, days in a period and rates of interest-earning assets and interest-bearing liabilities. The following table presents the impact the volume, days in a period and rate changes have had on our net interest income for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•	Changes in volume (changes in volume multiplied by prior rate);

•	Changes in days in a period (changes in days in a period multiplied by daily interest);

•	Changes in interest rates (changes in interest rates multiplied by prior volume and includes the recognition of deferred fees/costs and discounts/premiums); and

•	The net change or the combined impact of volume, days in a period and rate changes allocated proportionately to changes in volume, days in a period and changes in interest rates.

	Three Months Ended June 30, 2019 Compared to Three Months Ended March 31, 2019 Increase (decrease) due to
	Volume	Days	Rate	Net
	(dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$30	$5	$22	$57
Investment securities	680	—	50	730
Loans receivable, net	(1,167)	1,339	212	384
Total interest-earning assets	(457)	1,344	284	1,171
Interest-bearing liabilities
Interest checking	8	6	47	61
Money market	156	80	535	771
Savings	(3)	1	8	6
Retail certificates of deposit	99	51	402	552
Wholesale/brokered certificates of deposit	1,102	38	177	1,317
FHLB advances and other borrowings	(1,716)	34	(37)	(1,719)
Subordinated debentures	1,168	—	(220)	948
Total interest-bearing liabilities	814	210	912	1,936
Change in net interest income	$(1,271)	$1,134	$(628)	$(765)

	Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018 Increase (decrease) due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$89	$69	$158
Investment securities	2,990	332	3,322
Loans receivable, net	34,975	1,260	36,235
Total interest-earning assets	38,054	1,661	39,715
Interest-bearing liabilities
Interest checking	91	327	418
Money market	1,684	1,678	3,362
Savings	9	—	9
Retail certificates of deposit	841	1,479	2,320
Wholesale/brokered certificates of deposit	1,022	1,104	2,126
FHLB advances and other borrowings	181	777	958
Subordinated debentures	1,146	(94)	1,052
Total interest-bearing liabilities	4,974	5,271	10,245
Change in net interest income	$33,080	$(3,610)	$29,470

	Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018 Increase (decrease) due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$98	$125	$223
Investment securities	5,721	649	6,370
Loans receivable, net	71,029	2,509	73,538
Total interest-earning assets	76,848	3,283	80,131
Interest-bearing liabilities
Interest checking	172	606	778
Money market	2,890	3,847	6,737
Savings	16	—	16
Retail certificates of deposit	1,611	3,378	4,989
Wholesale/brokered certificates of deposit	836	2,249	3,085
FHLB advances and other borrowings	1,525	2,212	3,737
Subordinated debentures	1,292	(98)	1,194
Total interest-bearing liabilities	8,342	12,194	20,536
Change in net interest income	$68,506	$(8,911)	$59,595

Provision for Credit Losses

A provision for credit losses of $334,000 was recorded for the second quarter of 2019, compared with a provision for credit losses of $1.5 million for the first quarter of 2019 and $1.8 million for the second quarter of 2018. The decrease in provision for credit losses was primarily driven by lower loan balances, continued strength in asset quality, and a reduction in the reserve for unfunded commitments.

The reduction of provision for unfunded commitments was attributable to lower loan commitments and loss rates as of June 30, 2019.

	Three Months Ended
	June 30,	March 31,	June 30,
	2019	2019	2018
Provision for Credit Losses	(dollars in thousands)
Provision for loans and leases losses	$742	$2,012	$1,353
Provision for unfunded commitments	(408)	(486)	408
Total provision for credit losses	$334	$1,526	$1,761

For the first six months of 2019, we recorded a $1.9 million provision for credit losses, a decrease from $4.0 million recorded for the first six months of 2018. The decrease in provision for credit losses was primarily driven by continued strength in asset quality and a reduction in the reserve for unfunded commitments.

The reduction of provision for unfunded commitments was attributable to lower loan commitments and loss rates as of June 30, 2019.

	Six Months Ended
	June 30,	June 30,
	2019	2018
Provision for Credit Losses	(dollars in thousands)
Provision for loans and leases losses	$2,754	$3,606
Provision for unfunded commitments	(894)	408
Total provision for credit losses	$1,860	$4,014

For purchased credit impaired loans, charge-offs are recorded when there is a decrease in the estimated cash flows of the credit from original cash flow estimates. Purchased credit impaired loans were recorded at their estimated fair value, which incorporated our estimated expected cash flows until the ultimate resolution of these credits. To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan losses or charge-offs will be recognized into earnings or against the allowance, if applicable. To the extent actual or projected cash flows are more than originally estimated, the increase in cash flows is prospectively recognized in loan interest income. Due to the accounting rules associated with our purchased credit impaired loans, each quarter we are required to re-estimate cash flows, which could cause volatility in our reported net interest margin and provision for loan losses. During the six months ended June 30, 2019, no additional allowance was recorded associated with certain purchased credit impaired loans. During the six months ended June 30, 2018, an additional allowance of $143,000 was recorded. See “Allowance for Loan Losses” discussed below in this Quarterly Report on Form 10-Q.

Noninterest Income

The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2019	2019	2018	2019	2018
	(dollars in thousands)
Loan servicing fees	$409	$398	$292	$807	$637
Service charges on deposit accounts	1,441	1,330	1,057	2,771	2,207
Other service fee income	363	356	169	719	315
Debit card interchange fee income	1,145	1,071	1,090	2,216	2,126
Earnings on bank-owned life insurance	851	910	617	1,761	1,228
Net gain from sales of loans	902	1,729	3,843	2,631	6,801
Net gain from sales of investment securities	212	427	330	639	336
Other income	1,001	1,460	753	2,461	2,167
Total noninterest income	$6,324	$7,681	$8,151	$14,005	$15,817

Noninterest income for the second quarter of 2019 was $6.3 million, a decrease of $1.4 million, or 17.7%, from the first quarter of 2019. The decrease was primarily due to an $827,000 decrease in net gain from the sales of loans, a $459,000 decrease in other income and a $215,000 decrease in net gain from sales of investment securities. The decrease in other income was primarily due to a positive fair value adjustment of $238,000 in Community Reinvestment Act (“CRA”) related equity investments, compared to $612,000 in the prior quarter.

During the second quarter of 2019, the Bank sold $24.4 million of SBA loans for a net gain of $2.2 million, compared with the sale of $25.5 million of SBA loans for a net gain of $1.7 million during the prior quarter. The current quarter also included the sale of $82.5 million of non-SBA loans for a net loss of $1.3 million.

Noninterest income for the second quarter of 2019 decreased $1.8 million, or 22.4%, compared to the second quarter of 2018. The decrease was primarily related to a $2.9 million decrease in net gain from sales of loans and a $118,000 decrease in net gain from sale of investment securities, partially offset by a $384,000 increase in service charges on deposit accounts, a $234,000 increase in earnings on bank-owned life insurance (“BOLI”) as well as increases in loan servicing fees, other service fee income, debit card interchange fee income, and other income, whose increases amounted to $614,000 in the aggregate.

The decrease in net gain from sales of loans for the second quarter of 2019 compared to the same period last year was primarily due to higher SBA loans sales and the gain from sales of commercial real estate loans during the second quarter of 2018. The Bank sold $31.9 million of SBA loans and $20.4 million of commercial real estate loans for a net gain of $2.9 million and $927,000, respectively, during the second quarter of 2018.

For the first six months of 2019, noninterest income totaled $14.0 million, a decrease from $15.8 million for the first six months of 2018. The decrease was primarily related to a $4.2 million decrease in net gain from sales of loans, offset by increases in service charges on deposit accounts, net gain from sales of investment securities, debit card interchange fee income, loan servicing fees, and other income, all totaling $1.8 million, as well as a $533,000 increase in earnings from BOLI. The increase in BOLI income was primarily the result of the additional BOLI acquired with the Grandpoint acquisition, and to a lesser extent, the result of a death benefit received in the first quarter of 2019 of approximately $70,000.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2019	2019	2018	2019	2018
	(dollars in thousands)
Compensation and benefits	$33,847	$33,388	$29,274	$67,235	$58,147
Premises and occupancy	7,517	7,535	5,045	15,052	9,826
Data processing	3,036	2,930	2,747	5,966	5,449
Other real estate owned operations, net	62	3	2	65	3
FDIC insurance premiums	740	800	581	1,540	1,192
Legal, audit and professional expense	3,545	2,998	1,816	6,543	3,655
Marketing expense	1,425	1,497	1,352	2,922	2,882
Office, telecommunications and postage expense	1,311	1,210	1,115	2,521	2,195
Loan expense	1,005	873	594	1,878	1,185
Deposit expense	3,668	3,583	2,302	7,251	3,978
Merger-related expense	5	655	943	660	1,879
CDI amortization	4,281	4,436	1,996	8,717	4,270
Other expense	3,494	3,669	2,309	7,163	5,223
Total noninterest expense	$63,936	$63,577	$50,076	$127,513	$99,884

Noninterest expense totaled $63.9 million for the second quarter of 2019, an increase of $359,000, or 0.6%, compared with the first quarter of 2019. The increase was driven by higher compensation and benefits expense of $33.8 million in the second quarter of 2019 compared to $33.4 million in the first quarter of 2019, as well as higher legal, audit and professional expense of $3.5 million compared with $3.0 million in the prior quarter. These increases were partially offset by a $650,000 decline in merger-related expense.

Noninterest expense grew by $13.9 million, or 27.7%, compared to the second quarter of 2018. The increase was primarily related to the additional costs from operations, personnel and branches retained from the acquisition of Grandpoint and CDI amortization, combined with our continued investment in personnel to support our organic growth in loans and deposits, partially offset by the reduction in merger-related expense.

Noninterest expense totaled $128 million for the first six months of 2019, an increase of $27.6 million, or 28%, compared with the first six months of 2018. The increase was primarily driven by increases of $9.1 million in compensation and benefits expense, $5.2 million in premises and occupancy expense, $4.4 million in CDI amortization, $3.3 million in deposit expense and $2.9 million in legal, audit and professional expense. Prior period comparisons for the year-to-date results are impacted by the acquisitions of Grandpoint in the third quarter of 2018.

The Company’s efficiency ratio was 51.1% for the second quarter of 2019, compared to 49.3% for the first quarter of 2019 and 53.0% for the second quarter of 2018. The Company’s efficiency ratio was 50.2% for the first six months of 2019, compared to 52.7% for the first six months of 2018.

Income Taxes

For the three months ended June 30, 2019, March 31, 2019, and June 30, 2018, income tax expense was $14.2 million, $15.3 million and $10.2 million, respectively, and the effective income tax rate was 26.9%, 28.3% and 27.2%, respectively. For the six months ended June 30, 2019 and 2018, income tax expense was $29.4 million and $19.1 million, respectively. The effective tax rate for the six months ended June 30, 2019 and 2018 was 27.6% and 25.6%, respectively. The effective tax rate is affected by various items, including tax exempt income from municipal securities, BOLI income, tax credits from investments in low income housing tax credits (“LIHTC”) and the exercise of stock options and vesting of other stock-based compensation.

The decrease in the effective tax rate for the second quarter of 2019, compared to the first quarter of 2019 was primarily the result of the benefit from an increase in favorable permanent differences, such as tax-exempt income from municipal securities, relative to pretax income, as well as a marginal benefit from the settlement of certain stock-based compensation awards in the second quarter of 2019, compared to a marginal shortfall recorded in the first quarter of 2019. The decrease in the effective tax rate for the second quarter of 2019, compared to the second quarter of 2018 was attributable to a slight decrease in state tax rates and an increase in certain state tax credits.

The increase in the effective tax rate for the six months ended June 30, 2019 compared the same period last year was due primarily to the absence of significant benefits from the settlement of stock compensation awards that occurred largely in the first quarter of 2018.

The total amount of unrecognized tax benefits was $2.9 million as of June 30, 2019 and December 31, 2018, primarily comprised of unrecognized tax benefits from an acquisition during 2017. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $0 at June 30, 2019 and December 31, 2018. The Company does not believe that the unrecognized tax benefits will change within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued for $338,000 and $246,000 of the interest at June 30, 2019 and December 31, 2018, respectively. No amounts for penalties were accrued.

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

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of June 30, 2019 and December 31, 2018.

FINANCIAL CONDITION

At June 30, 2019, assets totaled $11.78 billion, an increase of $296.4 million, or 2.6%, from December 31, 2018. The increase was primarily due to increases in cash and cash equivalents, investment securities and other assets of $172.0 million, $152.9 million and $67.1 million, respectively. The increase in other assets were primarily due to the additions of a $43.5 million right-of-use asset as a result of the adoption of ASC 842 during the first quarter quarter and two new low income housing tax credit investments of $10.0 million each. These increases were partially offset by decreases of $62.1 million in total loans, $13.4 million in deferred income taxes and $10.5 million in premises and equipment.

Loans

Loans held for investment totaled $8.77 billion at June 30, 2019, a decrease of $64.9 million, or 0.7%, from December 31, 2018. The decrease was impacted by higher loan prepayments and payoffs, lower line utilization, as well as higher loan sales of $132.4 million, which included $82.5 million of non-SBA loans and $49.8 million of SBA loans, partially offset by organic loan growth. Since December 31, 2018, consumer loans decreased $48.7 million, real estate loans decreased $9.8 million and business loans decreased $5.8 million. Loans held for sale, which primarily represent the guaranteed portion of SBA loans that the Bank originates for sale, increased $2.8 million from December 31, 2018. The total end-of-period weighted average interest rate on loans, excluding fees and discounts, at June 30, 2019 was 5.11%, compared to 5.13% at December 31, 2018.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio, and gives the weighted average interest rate by loan category at the dates indicated:

	June 30, 2019			December 31, 2018
	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
	(dollars in thousands)
Business loans
Commercial and industrial	$1,300,083	14.8%	5.71%	$1,364,423	15.4%	5.83%
Franchise	860,299	9.8	5.43	765,416	8.7	5.40
Commercial owner occupied (1)	1,667,912	19.0	4.97	1,679,122	19.0	4.94
SBA	180,363	2.1	7.39	193,882	2.2	7.17
Agribusiness	126,857	1.4	5.55	138,519	1.6	5.46
Total business loans	4,135,514	47.1	5.42	4,141,362	46.9	5.44
Real estate loans
Commercial non-owner occupied	2,121,312	24.2	4.68	2,003,174	22.6	4.67
Multi-family	1,520,135	17.3	4.39	1,535,289	17.4	4.33
One-to-four family (2)	248,392	2.8	5.08	356,264	4.0	5.01
Construction	505,401	5.8	6.67	523,643	5.9	6.74
Farmland	169,724	1.9	4.79	150,502	1.7	4.80
Land	40,748	0.4	5.54	46,628	0.5	5.61
Total real estate loans	4,605,712	52.4	4.84	4,615,500	52.1	4.83
Consumer loans
Consumer loans	40,680	0.5	5.07	89,424	1.0	5.60
Gross loans held for investment (3)	8,781,906	100.0%	5.11%	8,846,286	100.0%	5.13%
Deferred loan origination (fees)/costs and (discounts)/premiums, net	(9,968)			(9,468)
Loans held for investment	8,771,938			8,836,818
Allowance for loan losses	(35,026)			(36,072)
Loans held for investment, net	$8,736,912			$8,800,746

Loans held for sale, at lower of cost or fair value	$8,529			$5,719
______________________________
(1) Secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans held for investment for June 30, 2019 and December 31, 2018 are net of the unaccreted fair value net purchase discounts of $52.0 million and $61.0 million, respectively.

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally initiate proceedings to pursue our remedies under the loan documents. For loans secured by real estate, we record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. Loans delinquent 30 or more days as a percentage of loans held for investment were 0.15% at June 30, 2019, compared to 0.15% at December 31, 2018.

The following table sets forth delinquencies in the Company’s loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At June 30, 2019
Business loans
Commercial and industrial	8	$1,841	2	$416	6	$4,784	16	$7,041
Franchise	—	—	1	313	1	697	2	1,010
Commercial owner occupied	2	1,054	—	—	2	723	4	1,777
SBA	5	511	1	72	6	2,334	12	2,917
Real estate loans
Commercial non-owner occupied	—	—	—	—	1	243	1	243
Land	—	—	—	—	1	480	1	480
Consumer loans
Consumer loans	2	10	—	—	—	—	2	10
Total	17	$3,416	4	$801	17	$9,261	38	$13,478
Delinquent loans to loans held for investment		0.04%		0.01%		0.10%		0.15%

At December 31, 2018
Business loans
Commercial and industrial	6	$309	4	$1,204	5	$931	15	$2,444
Franchise	1	5,680	—	—	1	190	2	5,870
Commercial owner occupied	1	343	—	—	5	812	6	1,155
SBA	3	524	—	—	3	2,626	6	3,150
Real estate loans
Multi-family	1	14	—	—	—	—	1	14
One-to-four family	1	30	1	9	1	6	3	45
Land	—	—	—	—	—	—	—	—
Consumer loans
Consumer	3	146	1	29	—	—	4	175
Total	16	$7,046	6	$1,242	15	$4,565	37	$12,853
Delinquent loans to loans held for investment		0.08%		0.02%		0.05%		0.15%
______________________________
(1) All loans that are delinquent 90 days or more are on nonaccrual status and reported as part of nonperforming loans.

Allowance for Loan Losses.  The ALLL represents an estimate of probable incurred losses inherent in our loan portfolio and is based on our continual review of the loan portfolio’s credit quality. The allowance contains a specific reserve component for loans that are impaired and a general reserve component for loans without credit impairment. The general reserve is determined by applying a systematically derived loss factor to individual segments of the loan portfolio. The adequacy and appropriateness of the ALLL and the individual loss factors are reviewed each quarter by management.

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

No assurance can be given that we will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of our loan portfolio, in light of the prevailing factors, including economic conditions that may adversely affect our market area or other circumstances, will not require significant increases in the loan loss allowance. In addition, regulatory agencies, as an integral part of their examination process, periodically review our ALLL and may require us to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

At June 30, 2019, our ALLL was $35.0 million, a decrease of $1.0 million from December 31, 2018. The decrease in the allowance for loan losses at June 30, 2019 was primarily due to lower loan balances, the release of specific reserves in conjunction with loan charge-offs and an overall improved asset quality profile. Net loan charge-offs amounted to $3.6 million and $3.8 million, respectively, for the three and six months ended June 30, 2019, as compared to $108,000 and $795,000, respectively, for the three and six months ended June 30, 2018. The increases in net charge-offs was primarily due to the release of specific reserves of $2.5 million, $2.0 million of which was established during the first three months of 2019 as well as a transfer to OREO of $169,000.

At June 30, 2019, given the composition of our loan portfolio, as well as the unamortized fair value discount of loans acquired, the ALLL was considered adequate to cover probable incurred losses inherent in the loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the ALLL change, the Company’s estimate of probable incurred loan losses could also change and affect the level of future provisions for loan losses.

The following table sets forth the Company’s ALLL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	June 30, 2019			December 31, 2018
Balance at End of Period Applicable to	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
	(dollars in thousands)
Business loans
Commercial and industrial	$11,031	0.85%	14.8%	$10,821	0.79%	15.4%
Franchise	6,765	0.79	9.8	6,500	0.85	8.7
Commercial owner occupied	1,490	0.09	19.0	1,386	0.08	19.0
SBA	3,363	1.86	2.1	4,288	2.21	2.2
Agribusiness	2,765	2.18	1.4	3,283	2.37	1.6
Real estate loans
Commercial non-owner occupied	1,765	0.08	24.2	1,604	0.08	22.6
Multi-family	705	0.05	17.3	725	0.05	17.4
One-to-four family	704	0.28	2.8	805	0.23	4.0
Construction	4,750	0.94	5.8	5,166	0.99	5.9
Farmland	809	0.48	1.9	503	0.33	1.7
Land	658	1.61	0.4	772	1.66	0.5
Consumer loans
Consumer loans	221	0.54	0.5	219	0.24	1.0
Total	$35,026	0.40%	100.0%	$36,072	0.41%	100.0%
At June 30, 2019, the ratio of ALLL to loans held for investment was 0.40%, a slight decrease from 0.41% at December 31, 2018. Our remaining unamortized fair value discount on the loans acquired totaled $52.0 million at June 30, 2019, compared to $61.0 million at December 31, 2018.

The following table sets forth the activity within the Company’s ALLL in each of the loan categories listed for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2019	2019	2018	2019	2018
	(dollars in thousands)
Balance, beginning of period	$37,856	$36,072	$30,502	$36,072	$28,936
Provision for loan losses	742	2,012	1,353	2,754	3,606
Charge-offs:
Business loans:
Commercial and industrial	(393)	(302)	(246)	(695)	(911)
Franchise	(1,536)	—	—	(1,536)	—
Commercial owner occupied	—	—	—	—	—
SBA	(1,219)	—	(27)	(1,219)	(56)
Real estate:
Commercial non-owner occupied	(488)	—	—	(488)	—
Consumer loans:
Consumer loans	—	(5)	—	(5)	(52)
Total charge-offs	(3,636)	(307)	(273)	(3,943)	(1,019)
Recoveries:
Business loans:
Commercial and industrial	47	67	138	114	163
Commercial owner occupied	15	8	16	23	24
SBA	1	3	9	4	35
Real estate:
One-to-four family	1	—	1	1	1
Consumer loans:
Consumer loans	—	1	1	1	1
Total recoveries	64	79	165	143	224
Net loan charge-offs	(3,572)	(228)	(108)	(3,800)	(795)
Balance at end of period	$35,026	$37,856	$31,747	$35,026	$31,747

Ratios:
Annualized net charge-offs to average total loans, net	0.16%	0.01%	0.01%	0.09%	0.03%
Allowance for loan losses to loans held for investment at end of period	0.40%	0.43%	0.51%	0.40%	0.51%

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), troubled debt restructured loans, OREO, and other repossessed assets owned. It is our general policy to place a loan on nonaccrual status when the loan becomes 90 days or more past due or when collection of principal or interest appears doubtful.

Nonperforming assets totaled $7.7 million, or 0.07% of total assets at June 30, 2019, an increase from $5.0 million, or 0.04% of total assets at December 31, 2018. At June 30, 2019, nonperforming loans totaled $7.6 million, or 0.09% of loans held for investment, an increase from $4.9 million, or 0.05% of loans held for investment at December 31, 2018. Other real estate owned decreased to $35,000 at June 30, 2019 compared to $147,000 at December 31, 2018.

The increase in nonperforming assets during the six month period ending June 30, 2019 was primarily attributable to the addition of nonperforming loans of $5.6 million, partially offset by the charge-off of several nonperforming loans totaling $1.2 million and the payoff of a single nonperforming SBA-guaranteed loan of $1.1 million.

The following table sets forth our composition of nonperforming assets at the dates indicated:

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Nonperforming assets
Business loans:
Commercial and industrial	$2,935	$931
Franchise	697	190
Commercial owner occupied	564	599
SBA	2,338	2,739
Total business loans	6,534	4,459
Real estate:
Commercial non-owner occupied	243	—
One-to-four family	380	398
Land	480	—
Total real estate loans	1,103	398
Consumer loans:
Consumer loans	—	—
Total nonperforming loans	7,637	4,857
Other real estate owned	35	147
Other assets owned	—	13
Total nonperforming assets	$7,672	$5,017

Allowance for loan losses	$35,026	$36,072
Allowance for loan losses as a percent of total nonperforming loans	458.64%	742.68%
Nonperforming loans as a percent of loans held for investment	0.09	0.05
Nonperforming assets as a percent of total assets	0.07	0.04

Investment Securities

We primarily use our investment portfolio for liquidity purposes, capital preservation and to support our interest rate risk management strategies. Investments totaled $1.30 billion at June 30, 2019, an increase of $152.9 million, or 13.3%, from December 31, 2018. The increase was primarily the result of $400.4 million in purchases and a $39.4 million increase in mark-to-market fair value adjustment, partially offset by $226.5 million in sales and $60.3 million in calls, principal payments and amortization/accretion.

The following tables set forth the amortized cost, unrealized gains and losses and estimated fair value of our investment securities portfolio at the dates indicated:

	June 30, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$59,745	$3,807	$—	$63,552
Agency	189,832	9,706	(305)	199,233
Corporate	122,755	1,447	(83)	124,119
Municipal bonds	278,962	9,573	(129)	288,406
Collateralized mortgage obligation: residential	19,197	93	(54)	19,236
Mortgage-backed securities: residential	556,463	9,379	(2,009)	563,833
Total investment securities available-for-sale	1,226,954	34,005	(2,580)	1,258,379
Investment securities held-to-maturity:
Mortgage-backed securities: residential	41,225	790	(128)	41,887
Other	1,772	—	—	1,772
Total securities held-to-maturity	42,997	790	(128)	43,659
Total investment securities	$1,269,951	$34,795	$(2,708)	$1,302,038

	December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$59,688	$1,224	$—	$60,912
Agency	128,958	1,631	(519)	130,070
Corporate	104,158	291	(906)	103,543
Municipal bonds	238,914	1,941	(2,225)	238,630
Collateralized mortgage obligation: residential	24,699	64	(425)	24,338
Mortgage-backed securities: residential	554,751	1,112	(10,134)	545,729
Total investment securities available-for-sale	1,111,168	6,263	(14,209)	1,103,222
Investment securities held-to-maturity:
Mortgage-backed securities: residential	43,381	148	(686)	42,843
Other	1,829	—	—	1,829
Total investment securities held-to-maturity	45,210	148	(686)	44,672
Total investment securities	$1,156,378	$6,411	$(14,895)	$1,147,894

The following table sets forth the fair values and weighted average yields on our investment securities available-for-sale portfolio by contractual maturity at the date indicated:

	June 30, 2019
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$498	2.50%	$10,405	2.95%	$52,649	2.92%	$—	—%	$63,552	2.93%
Agency	—	—	33,694	3.08	122,906	3.05	42,633	2.88	199,233	3.02
Corporate	—	—	—	—	124,119	4.46	—	—	124,119	4.46
Municipal bonds	—	—	2,326	1.97	41,019	2.06	245,061	2.95	288,406	2.81
Collateralized mortgage obligation	—	—	—	—	2,795	2.43	16,441	2.38	19,236	2.38
Mortgage-backed securities	—	—	—	—	153,311	2.83	410,522	2.65	563,833	2.70
Total securities available-for-sale	498	2.50	46,425	3.00	496,799	3.24	714,657	2.76	1,258,379	2.96
Investment securities held-to-maturity:
Mortgage-backed securities	—	—	962	2.99	—	—	40,925	3.22	41,887	3.21
Other	—	—	—	—	—	—	1,772	0.97	1,772	0.97
Total securities held-to-maturity	—	—	962	2.99	—	—	42,697	3.12	43,659	3.12
Total securities	$498	2.50%	$47,387	3.00%	$496,799	3.24%	$757,354	2.78%	$1,302,038	2.96%

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

We recorded no impairment credit losses on available-for-sale securities in our consolidated statements of income for the three months ended June 30, 2019, December 31, 2018 and June 30, 2018.

Liabilities and Stockholders’ Equity

Total liabilities were $9.8 billion at June 30, 2019, compared to $9.5 billion at December 31, 2018. The increase of $281.6 million, or 3.0%, from December 31, 2018 was primarily related to a $203.6 million, or 2.4%, increase in deposits from December 31, 2018, $46.1 million in liability for the obligation to make future lease payments as a result of the adoption of ASC 842 - Leases during the quarter, and a $26.5 million, or 3.4%, increase in total borrowings from December 31, 2018.

Deposits.  At June 30, 2019, deposits totaled $8.9 billion, an increase of $203.6 million, or 2.4%, from December 31, 2018. Non-maturity deposits totaled $7.3 billion, or 82.4% of total deposits, an increase of $53.5 million, or 0.7%, from December 31, 2018. The increases in deposits included $94.0 million in brokered certificates of deposit, $56.1 million in retail certificates of deposit, $46.7 million in money market/savings and $22.2 million in interest checking, partially offset by a decrease of $15.4 million in non-interest bearing checking.

The total end of period weighted average rate of deposits at June 30, 2019 was 0.75%, an increase from 0.63% at December 31, 2018.

Our ratio of loans held for investment to deposits was 99.0% and 102.1% at June 30, 2019 and December 31, 2018, respectively.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates as of the last day of each period for each category of deposits presented:

	June 30, 2019			December 31, 2018
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Noninterest-bearing checking	$3,480,312	39.3%	—%	$3,495,737	40.3%	—%
Interest-bearing deposits:
Checking	548,314	6.2	0.49	526,088	6.1	0.38
Money market	3,029,130	34.2	1.02	2,975,578	34.4	0.89
Savings	243,381	2.7	0.17	250,271	2.9	0.14
Time deposit accounts:
Less than 1.00%	84,995	1.0	0.48	151,804	1.8	0.45
1.00 - 1.99	355,210	4.0	1.63	531,469	6.1	1.63
2.00 - 2.99	1,120,284	12.6	2.34	727,386	8.4	2.29
3.00 - 3.99	296	—	3.10	16	—	3.73
4.00 - 4.99	—	—	—	2	—	4.93
5.00 and greater	—	—	—	—	—	—
Total time deposit accounts	1,560,785	17.6	2.08	1,410,677	16.3	1.84
Total interest-bearing deposits	5,381,610	60.7	1.23	5,162,614	59.7	1.06
Total deposits	$8,861,922	100.0%	0.75%	$8,658,351	100.0%	0.63%

Borrowings.  At June 30, 2019, total borrowings amounted to $804.5 million, an increase of $26.5 million, or 3.4%, from December 31, 2018. At June 30, 2019, total borrowings represented 6.8% of total assets and had an end of period weighted average rate of 3.4%, compared with 6.8% of total assets at a weighted average rate of 3.0% at December 31, 2018.

At June 30, 2019, total borrowings were comprised of the following:

•	FHLB advances of $571.6 million at 2.49%;

•	Subordinated notes of $125.0 million at 4.875% fixed-to-floating rate due May 15, 2029.

•	Subordinated notes of $60.0 million at a fixed rate of 5.75% due September 3, 2024.

•
Subordinated debentures used to fund the issuance of trust preferred securities in 2004 of $10.3 million at 5.35% due April 6, 2034. For additional information about the subordinated debentures and trust preferred securities, see Note 8 to the Consolidated Financial Statements in this report;

•
$5.2 million of floating rate junior subordinated debt securities associated with Heritage Oaks Capital Trust II. At June 30, 2019, the carrying value of these debentures was $4.0 million, which reflects purchase accounting fair value adjustments of $1.23 million. Interest is payable quarterly at three-month LIBOR plus 1.72% per annum, for an effective rate of 4.31% per annum as of June 30, 2019. ;

•
$3.1 million of floating rate junior subordinated debt associated with Mission Community Capital Trust I. At June 30, 2019, the carrying value of this debt was $2.8 million, which reflects purchase accounting fair value adjustments of $296,000. Interest is payable quarterly at three-month LIBOR plus 2.95% per annum, for an effective rate of 5.55% per annum as of June 30, 2019;

•
$5.2 million of floating rate junior subordinated debt associated Santa Lucia Bancorp (CA) Capital Trust. At June 30, 2019, the carrying value of this debt was $3.9 million, which reflects purchase accounting fair value adjustments $1.3 million. Interest is payable quarterly at three-month LIBOR plus 1.48% per annum, for an effective rate of 4.08% per annum as of June 30, 2019;

•
$25.0 million of subordinated notes at a fixed rate of 7.125% inherited as part of the 2017 acquisition of Plaza. At June 30, 2019, the carrying value of these notes was $25.1 million, which reflects purchase accounting fair value adjustments of $145,000.

•
$5.2 million of floating rate junior subordinated debt securities associated with First Commerce Bancorp Statutory Trust I. At June 30, 2019, the carrying value of these debt securities was $4.9 million, which reflects purchase accounting fair value adjustments of $217,000. Interest is payable quarterly at three-month LIBOR plus 2.95% per annum, for an effective rate of 5.54% per annum as of June 30, 2019.

For additional information about the subordinated notes, subordinated debentures and trust preferred securities, see Note 8 to the Consolidated Financial Statements in this Form 10-Q.

The following table sets forth certain information regarding the Company’s borrowed funds at the dates indicated:

	June 30, 2019		December 31, 2018
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
FHLB advances	$571,575	2.49%	$667,606	2.51%
Reverse repurchase agreements	—	—	75	0.01
Subordinated debentures	232,944	5.49	110,313	6.04
Total borrowings	$804,519	3.36%	$777,994	3.01%

Weighted average cost of borrowings during the quarter	3.43%		2.82%
Borrowings as a percent of total assets	6.8		6.8

Stockholders’ Equity.  Total stockholders’ equity was $1.98 billion as of June 30, 2019, a $14.8 million increase from $1.97 billion at December 31, 2018. The current year increase in stockholders’ equity was primarily due to $77.2 million net income and $17.3 million comprehensive income, partially offset by $66.0 million in stock repurchases and $27.5 million in cash dividends paid during the first two quarters of 2019.

Our book value per share increased to $32.80 at June 30, 2019 from $31.52 at December 31, 2018. At June 30, 2019, the Company’s tangible common equity to tangible assets ratio was 9.96%, a decrease from 10.02% at December 31, 2018.

On July 19, 2019, the Company's Board of Directors declared a $0.22 per share dividend, payable on August 15, 2019 to stockholders of record as of August 2, 2019. During the second quarter of 2019, the Company repurchased 2,219,246 shares of common stock at an average price of $29.70 per share with a total cost of $66.0 million under its stock repurchase program, which authorized the repurchase of up to $100 million of the Company's common stock.

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

Our primary sources of funds generated during the first six months of 2019 were from:

•	Proceeds of $227.1 million from the sale or maturity of securities available-for-sale;

•	Proceeds of $61.4 million from the sale and principal payments on loans held for sale;

•	Principal payments on securities of $57.8 million;

•	Principal payments on loans held for investment of $649.2 million;

•	Deposit growth; and

•	Proceeds from issuance of $125.0 million subordinated notes.

We used these funds to:

•	Originate loans held for investment of $726.4 million;

•	Purchase available-for-sale securities of $400.4 million;

•	Originate loans held for sale of $59.8 million;

•	Repurchase the Company’s common stock at a total cost of $66.0 million; and

•	Return capital to shareholders through $27.5 million in dividends.

Our most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on our operating, lending and investing activities during any given period. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. At June 30, 2019, cash and cash equivalents totaled $375.4 million, and the market value of our investment securities available-for-sale totaled $1.26 billion. If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve’s lending programs and loan sales. As of June 30, 2019, the maximum amount we could borrow through the FHLB was $5.21 billion, of which $3.30 billion was available for borrowing based on collateral pledged of $3.84 billion in real estate loans. At June 30, 2019, we had $571.6 million in FHLB borrowings against that available balance. At June 30, 2019, we also had unsecured lines of credit aggregating $246.3 million, which consisted of $193.0 million with other financial institutions from which to draw funds, $3.3 million with the FRB and one reverse repurchase line with a correspondent bank of $50.0 million. As of June 30, 2019, our liquidity ratio was 15.9%, which is above the Company’s policy of 10.0%. The Company regularly monitors liquidity and models liquidity stress scenarios to ensure that adequate liquidity is available and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

To the extent that 2019 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 15% of total deposits or 12% of total assets, as a secondary source for funding. At June 30, 2019, we had $516.5 million in brokered time and money market deposits, which constituted 5.8% of total deposits and 4.4% of total assets at that date.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations. During the six months ended June 30, 2019, the Bank paid $27.8 million to the Corporation.

The Corporation may maintain additional source of liquidity at the Corporation level. The $15.0 million line of credit with Wells Fargo Bank established in June 2017 matured in June 2019. A new $15.0 million line of credit was established with US Bank on July 1, 2019 and will expire on July 1, 2020. In May 2019, the Corporation issued $125 million aggregate principal amount of its 4.875% Fixed-to-Floating Rate Subordinated Notes due May 15, 2029, at a public offering price equal to 100% of the aggregate principal amount of the Notes.

During the three months ended June 30, 2019, the Corporation made a quarterly dividend payment of $0.22 per share. In July 2019, the Company's Board of Directors declared a $0.22 per share dividend, payable on August 15, 2019 to stockholders of record as of August 2, 2019. The Corporation’s Board of Directors periodically reviews whether to declare or pay cash dividends, taking into account, among other things, general business conditions, the Company’s financial results, future prospects, capital requirements, legal and regulatory restrictions, and such other factors as the Corporation’s Board of Directors may deem relevant.

On October 26, 2018, the Company announced that its Board of Directors had approved a new stock repurchase program. Under the stock repurchase program, management is authorized to repurchase up to $100 million of the Corporation’s common stock. No shares were repurchased during the three months ended March 31, 2019. During the second quarter of 2019, the Company repurchased 2,219,246 shares of common stock at an average price of $29.70 per share with a total market value of $65.9 million under its stock repurchase program. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	June 30, 2019
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(dollars in thousands)
Contractual obligations
FHLB advances	$530,500	$41,075	$—	$—	$571,575
Subordinated debentures	—	—	—	232,944	232,944
Certificates of deposit	1,370,442	111,170	10,149	69,024	1,560,785
Operating leases	10,459	27,811	15,719	1,601	55,590
Total contractual cash obligations	$1,911,401	$180,056	$25,868	$303,569	$2,420,894

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed. Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. As of June 30, 2019, we had commitments to extend credit on existing lines and letters of credit of $1.78 billion, compared to $1.83 billion at December 31, 2018 and $1.34 billion at June 30, 2018.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	June 30, 2019
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(dollars in thousands)
Other commitments
Commercial and industrial	$872,434	$258,124	$33,214	$65,689	$1,229,461
Construction	170,529	124,420	4,140	27,017	326,106
Agribusiness and farmland	27,006	10,658	9,112	1,835	48,611
Home equity lines of credit	8,434	4,357	7,388	61,043	81,222
Standby letters of credit	15,259	—	—	—	15,259
Credit card lines	1,070	465	—	—	1,535
All other	20,789	11,938	6,604	35,818	75,149
Total other commitments	$1,115,521	$409,962	$60,458	$191,402	$1,777,343

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

Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At June 30, 2019, the Company and Bank are in compliance with the capital conservation buffer requirement. The capital conservation buffer increased by 0.625% each year beginning on January 1, 2016 , with additional 0.625% increments annually, until fully phased in at 2.50% by January 1, 2019. As such, the minimum common equity Tier 1, Tier 1 and total capital ratio inclusive of the capital conservation buffer is now 7.0%, 8.5% and 10.5%, respectively.

As defined in applicable regulations and set forth in the table below, the Company and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the “well capitalized” standards at the dates indicated:

	Actual	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer Fully Phased-In	Minimum Required For Well Capitalized Requirement
At June 30, 2019
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	10.32%	4.00%	4.00%	N/A
Common equity tier 1 capital ratio	10.82%	4.50%	7.00%	N/A
Tier 1 capital ratio	11.07%	6.00%	8.50%	N/A
Total capital ratio	13.54%	8.00%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	11.66%	4.00%	4.00%	5.00%
Common equity tier 1 capital ratio	12.51%	4.50%	7.00%	6.50%
Tier 1 capital ratio	12.51%	6.00%	8.50%	8.00%
Total capital ratio	12.90%	8.00%	10.50%	10.00%

	Actual	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer Fully Phased-In	Minimum Required For Well Capitalized Requirement
At December 31, 2018
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	10.38%	4.00%	4.00%	N/A
Common equity tier 1 capital ratio	10.88%	4.50%	7.00%	N/A
Tier 1 capital ratio	11.13%	6.00%	8.50%	N/A
Total capital ratio	12.39%	8.00%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	11.06%	4.00%	4.00%	5.00%
Common equity tier 1 capital ratio	11.87%	4.50%	7.00%	6.50%
Tier 1 capital ratio	11.87%	6.00%	8.50%	8.00%
Total capital ratio	12.28%	8.00%	10.50%	10.00%

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors that appeared under “Part I, ITEM 1A. Risk Factors” of our 2018 Annual Report.

Increased regulatory oversight and uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the results of our operations.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offering Rate (“LIBOR”), announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Efforts in the United States to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. Uncertainty as to the nature of alternative reference rates and as to potential changes in other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. If LIBOR rates are no longer available or do not remain an acceptable market benchmark, any successor or replacement interest rates may perform differently, which may adversely affect our revenue or our expenses. We may incur significant costs to transition both our borrowing arrangements and the loan agreements with our customers from LIBOR, which may have an adverse effect on our results of operations. Further, we may face exposure to litigation over the nature and performance of any replacement index. The impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 26, 2018, the Corporation’s Board of Directors approved its third stock repurchase program. Under the third stock repurchase program, the Corporation is authorized to repurchase up to $100 million of its common stock. The program may be limited or terminated at any time without prior notice. The third stock repurchase program replaced and superseded the Corporation’s prior stock repurchase program, which was approved in June 2012 and authorized the repurchase of up to 1,000,000 shares of the Corporation’s common stock. An aggregate of 237,455 shares were repurchased under that program.

The following table summarized repurchases of our common stock during the second quarter of 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 to April 30, 2019	92,959	$29.42	92,959	$97,265,222
May 1, 2019 to May 31, 2019	1,211,959	29.63	1,211,959	61,360,697
June 1, 2019 to June 30, 2019	914,328	29.82	914,328	34,098,222
Total	2,219,246		2,219,246

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit 2.1	Agreement and Plan of Reorganization, dated as of February 9, 2018, by and between Pacific Premier Bancorp, Inc. and Grandpoint Capital, Inc. (1)
Exhibit 3.1	Second Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
Exhibit 3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (2)
Exhibit 4.1	Indenture, dated as of May 8, 2019, between Pacific Premier Bancorp, Inc. and Wilmington Trust, National Association (3)
Exhibit 4.2	First Supplemental Indenture, dated as of May 8, 2019, between Pacific Premier Bancorp, Inc. and Wilmington Trust, National Association (3)
Exhibit 4.3	Form of 4.875% Fixed-to-Floating Rate Subordinated Notes due May 15, 2029 (included in Exhibit 4.2) (3)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page of Pacific Premier Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (contained in Exhibit 101)

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

PACIFIC PREMIER BANCORP, INC.,

Date:	August 8, 2019	By:	/s/ Steven R. Gardner
Steven R. Gardner
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2019	By:	/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)