Form 10-Q
period 2019-09-30
PACIFIC PREMIER BANCORP INC
filed 2019-11-07
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
The number of shares outstanding of the registrant’s common stock as of November 1, 2019 was 59,363,829.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)
(unaudited)

ASSETS	September 30, 2019	December 31, 2018
Cash and due from banks	$166,238	$125,036
Interest-bearing deposits with financial institutions	261,477	78,370
Cash and cash equivalents	427,715	203,406
Interest-bearing time deposits with financial institutions	2,711	6,143
Investments held-to-maturity, at amortized cost (fair value of $41,302 and $44,672 as of September 30, 2019 and December 31, 2018, respectively)	40,433	45,210
Investment securities available-for-sale, at fair value	1,256,655	1,103,222
FHLB, FRB and other stock, at cost	92,986	94,918
Loans held for sale, at lower of cost or fair value	7,092	5,719
Loans held for investment	8,757,476	8,836,818
Allowance for loan losses	(35,000)	(36,072)
Loans held for investment, net	8,722,476	8,800,746
Accrued interest receivable	38,603	37,837
Other real estate owned	126	147
Premises and equipment	62,851	64,691
Deferred income taxes, net	—	15,627
Bank owned life insurance	112,716	110,871
Intangible assets	87,560	100,556
Goodwill	808,322	808,726
Other assets	151,251	89,568
Total assets	$11,811,497	$11,487,387
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$3,623,546	$3,495,737
Interest-bearing:
Checking	529,401	526,088
Money market/savings	3,362,453	3,225,849
Retail certificates of deposit	1,019,433	1,009,066
Wholesale/brokered certificates of deposit	324,455	401,611
Total interest-bearing	5,235,742	5,162,614
Total deposits	8,859,288	8,658,351
FHLB advances and other borrowings	604,558	667,681
Subordinated debentures	217,825	110,313
Deferred income taxes, net	301	—
Accrued expenses and other liabilities	140,527	81,345
Total liabilities	9,822,499	9,517,690
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized at September 30, 2019 and December 31, 2018; 59,364,340 shares and 62,480,755 shares issued and outstanding, respectively.	584	617
Additional paid-in capital	1,590,168	1,674,274
Retained earnings	368,051	300,407
Accumulated other comprehensive income (loss)	30,195	(5,601)
Total stockholders’ equity	1,988,998	1,969,697
Total liabilities and stockholders’ equity	$11,811,497	$11,487,387

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share data)
(unaudited)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
INTEREST INCOME
Loans	$122,974	$121,860	$119,271	$366,310	$289,069
Investment securities and other interest-earning assets	9,630	10,554	9,605	29,951	23,333
Total interest income	132,604	132,414	128,876	396,261	312,402
INTEREST EXPENSE
Deposits	15,878	15,991	11,942	45,153	25,612
FHLB advances and other borrowings	1,214	3,083	2,494	9,099	6,642
Subordinated debentures	3,177	2,699	1,727	7,627	4,983
Total interest expense	20,269	21,773	16,163	61,879	37,237
Net interest income before provision for credit losses	112,335	110,641	112,713	334,382	275,165
Provision for credit losses	1,562	334	1,981	3,422	5,995
Net interest income after provision for credit losses	110,773	110,307	110,732	330,960	269,170
NONINTEREST INCOME
Loan servicing fees	546	409	400	1,353	1,037
Service charges on deposit accounts	1,440	1,441	1,570	4,211	3,777
Other service fee income	360	363	317	1,079	632
Debit card interchange fee income	421	1,145	1,061	2,637	3,187
Earnings on bank-owned life insurance	861	851	1,270	2,622	2,498
Net gain from sales of loans	2,313	902	2,029	4,944	8,830
Net gain from sales of investment securities	4,261	212	1,063	4,900	1,399
Other income	1,228	1,001	530	3,689	2,697
Total noninterest income	11,430	6,324	8,240	25,435	24,057
NONINTEREST EXPENSE
Compensation and benefits	35,543	33,847	37,901	102,778	96,048
Premises and occupancy	7,593	7,517	7,214	22,645	17,040
Data processing	3,094	3,036	4,095	9,060	9,544
Other real estate owned operations, net	64	62	—	129	3
FDIC insurance premiums	(10)	740	1,060	1,530	2,252
Legal, audit and professional expense	3,058	3,545	3,280	9,601	6,935
Marketing expense	1,767	1,425	1,569	4,689	4,451
Office, telecommunications and postage expense	1,200	1,311	1,538	3,721	3,733
Loan expense	1,137	1,005	1,139	3,015	2,324
Deposit expense	3,478	3,668	2,833	10,729	6,811
Merger-related expense	(4)	5	13,978	656	15,857
Core deposit intangible (“CDI”) amortization	4,281	4,281	4,693	12,998	8,963
Other expense	4,135	3,494	3,482	11,298	8,705
Total noninterest expense	65,336	63,936	82,782	192,849	182,666
Net income before income taxes	56,867	52,695	36,190	163,546	110,561
Income tax	15,492	14,168	7,798	44,926	26,864
Net income	$41,375	$38,527	$28,392	$118,620	$83,697
EARNINGS PER SHARE
Basic	$0.69	$0.62	$0.46	$1.93	$1.63
Diluted	0.69	0.62	0.46	1.92	1.61
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	59,293,218	61,308,046	61,727,030	60,853,081	51,282,533
Diluted	59,670,855	61,661,773	62,361,804	61,201,858	51,965,647

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Net income	$41,375	$38,527	$28,392	$118,620	$83,697
Other comprehensive income, net of tax:
Unrealized holding gain (loss) on securities available-for-sale arising during the period, net of income taxes (1)	10,864	17,449	(3,630)	39,280	(16,095)
Reclassification adjustment for net gain on sale of securities included in net income, net of income taxes (2)	(3,027)	(151)	(834)	(3,484)	(1,079)
Other comprehensive income (loss), net of tax	7,837	17,298	(4,464)	35,796	(17,174)
Comprehensive income, net of tax	$49,212	$55,825	$23,928	$154,416	$66,523
______________________________
(1) Income tax expense (benefit) on the unrealized gain (loss) on securities was $4.4 million for the three months ended September 30, 2019, $7.7 million for the three months ended June 30, 2019, $(1.6) million for the three months ended September 30, 2018, $16.0 million for the nine months ended September 30, 2019 and $(6.8) million for the nine months ended September 30, 2018.

(2) Income tax expense (benefit) on the reclassification adjustment for net gains (losses) on sale of securities included in net income was $1.2 million for the three months ended September 30, 2019, $61,000 for the three months ended June 30, 2019, $229,000 for the three months ended September 30, 2018, $1.4 million for the nine months ended September 30, 2019 and $320,000 for the nine months ended September 30, 2018.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2019
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2018	62,480,755	$617	$1,674,274	$300,407	$(5,601)	$1,969,697
Net income	—	—	—	118,620	—	118,620
Other comprehensive income	—	—	—	—	35,796	35,796
Repurchase and retirement of common stock	(3,364,761)	(33)	(89,887)	(10,080)	—	(100,000)
Cash dividends declared ($0.66 per common share)	—	—	—	(40,807)	—	(40,807)
Dividend equivalents declared ($0.66 per restricted stock units)	—	—	89	(89)	—	—
Share-based compensation expense	—	—	7,927	—	—	7,927
Issuance of restricted stock, net	316,254	—	—	—	—	—
Restricted stock surrendered and canceled	(111,456)	—	(2,629)	—	—	(2,629)
Exercise of stock options	43,548	—	394	—	—	394
Balance at September 30, 2019	$59,364,340	$584	$1,590,168	$368,051	$30,195	$1,988,998

Balance at June 30, 2019	60,509,994	$595	$1,618,137	$343,366	$22,358	$1,984,456
Net income	—	—	—	41,375	—	41,375
Other comprehensive income	—	—	—	—	7,837	7,837
Repurchase and retirement of common stock	(1,145,515)	(11)	(30,634)	(3,386)	—	(34,031)
Cash dividends declared ($0.22 per common share)	—	—	—	(13,266)	—	(13,266)
Dividend equivalents declared ($0.22 per restricted stock units)	—	—	38	(38)	—	—
Share-based compensation expense	—	—	2,614	—	—	2,614
Issuance of restricted stock, net	11,500	—	—	—	—	—
Restricted stock surrendered and canceled	(12,250)	—	—	—	—	—
Exercise of stock options	611	—	13	—	—	13
Balance at September 30, 2019	59,364,340	$584	$1,590,168	$368,051	$30,195	$1,988,998

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2018
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2017	46,245,050	$458	$1,063,974	$177,149	$415	$1,241,996
Net income	—	—	—	83,697	—	83,697
Other comprehensive income	—	—	—	—	(17,174)	(17,174)
Share-based compensation expense	—	—	6,362	—	—	6,362
Issuance of restricted stock, net	264,420	—	—	—	—	—
Common Stock issued	15,758,039	158	601,013	—	—	601,171
Restricted stock surrendered and canceled	(28,849)	—	(1,586)	—	—	(1,586)
Exercise of stock options	234,061	1	1,910	—	—	1,911
Reclassification of certain tax effects of the Tax Cuts and Jobs Act	—	—	—	(82)	82	—
September 30, 2018	62,472,721	$617	$1,671,673	$260,764	$(16,677)	$1,916,377

Balance at June 30, 2018	46,629,118	$459	$1,067,907	$232,372	$(12,213)	$1,288,525
Net income	—	—	—	28,392	—	28,392
Other comprehensive income	—	—	—	—	(4,464)	(4,464)
Share-based compensation expense	—	—	2,445	—	—	2,445
Issuance of restricted stock, net	68,884	—	—	—	—	—
Common stock issued	15,758,039	158	601,013	—	—	601,171
Restricted stock surrendered and canceled	(3,091)	—	(7)	—	—	(7)
Exercise of stock options	19,771	—	315	—	—	315
Balance at September 30, 2018	62,472,721	$617	$1,671,673	$260,764	$(16,677)	$1,916,377

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$118,620	$83,697
Adjustments to net income:
Depreciation and amortization expense	7,007	5,487
Provision for credit losses	3,422	5,995
Share-based compensation expense	7,927	6,362
(Gain) loss on sale and disposal of premises and equipment	(152)	52
(Gain) loss on sale of or write down of other real estate owned	(55)	21
Net amortization on securities	3,591	5,326
Net accretion of discounts/premiums for acquired loans and deferred loan fees/costs	(19,982)	(13,362)
Gain on sale of investment securities available-for-sale	(4,900)	(1,399)
Originations of loans held for sale	(83,521)	(82,766)
Proceeds from the sales of and principal payments from loans held for sale	88,683	104,773
Gain on sale of loans	(4,944)	(8,830)
Deferred income tax expense	1,365	(564)
Change in accrued expenses and other liabilities, net	(4,855)	16,343
Income from bank owned life insurance, net	(2,029)	(2,038)
Amortization of core deposit intangible	12,998	8,963
Change in accrued interest receivable and other assets, net	7,858	11,265
Net cash provided by operating activities	131,033	139,325
Cash flows from investing activities:
Net decrease in interest-bearing time deposits with financial institutions	3,432	247
Proceeds from sale of other real estate owned	405	496
Loan originations and payments, net	197,995	(201,021)
Proceeds from loans held for sale previously classified as portfolio loans	76,579	21,556
Purchase of loans held for investment	(182,504)	(61,562)
Purchase of held-to-maturity securities	—	(29,002)
Principal payments on held-to-maturity securities	4,741	839
Purchase of securities available-for-sale	(603,457)	(390,459)
Principal payments on securities available-for-sale	85,330	103,179
Proceeds from sale or maturity of securities available-for-sale	418,471	394,536
Proceeds from the sale of premises and equipment	11,139	—
Proceeds from bank owned life insurance death benefit	405	—
Purchases of premises and equipment	(16,154)	(9,365)
Change in FHLB, FRB, and other stock, at cost	2,381	(20,954)
Funding of CRA investments	(7,295)	(13,703)
Change in cash acquired in acquisitions, net	—	146,571
Net cash used in investing activities	(8,532)	(58,642)
Cash flows from financing activities:
Net increase in deposit accounts	200,937	(90,671)
Net change in short-term borrowings	(53,075)	86,211
Repayment of long-term FHLB borrowings	(10,000)	(10,500)
Redemption of junior subordinated debt securities	(15,465)	—
Proceeds from issuance of subordinated debt, net	122,453	—
Cash dividends paid	(40,807)	—
Repurchase and retirement of common stock	(100,000)	—
Proceeds from exercise of stock options	394	1,911
Restricted stock surrendered and canceled	(2,629)	(1,586)
Net cash provided by (used in) financing activities	101,808	(14,635)
Net increase in cash and cash equivalents	224,309	66,048
Cash and cash equivalents, beginning of period	203,406	197,164
Cash and cash equivalents, end of period	$427,715	$263,212

Supplemental cash flow disclosures:
Interest paid	$58,591	$33,290
Income taxes paid	33,469	27,806
Noncash investing activities during the period:
Transfers from portfolio loans to loans held for sale	78,085	64,187
Transfers from loans to other real estate owned	329	15
Recognition of operating lease right-of-use assets	(49,542)	—
Recognition of operating lease liabilities	49,542	—
Due on unsettled security purchases	(2,034)	(9,988)
Assets acquired (liabilities assumed and capital created) in acquisitions (See Note 4):
Investment securities	—	392,858
FHLB and other stock	—	16,768
Loans	—	2,352,388
Core deposit intangible	—	71,943
Deferred income tax	—	4,536
Goodwill	—	312,239
Fixed assets	—	9,122
Other assets	—	80,478
Deposits	—	(2,506,929)
Other borrowings	—	(254,923)
Other liabilities	—	(24,859)
Common stock and additional paid-in capital	—	(601,172)
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(UNAUDITED)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2019. Certain items in the prior year financial statements were reclassified to conform to the current year presentation. Reclassification had no effect on prior year net income or stockholders’ equity.

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

The Company accounts for its investments in its wholly owned special purpose entities, PPBI Trust I, Heritage Oaks Capital Trust II, Mission Community Capital Trust I, Santa Lucia Bancorp (CA) Capital Trust and First Commerce Bancorp Trust I, under the equity method whereby the subsidiary’s net earnings are recognized in the Company’s statement of income. During the three months ended September 30, 2019, the Company redeemed all outstanding principal amount of junior subordinated debt securities associated with PPBI Trust I and First Commerce Bancorp Trust I. The two unconsolidated statutory trust subsidiaries were subsequently dissolved. See Note 8 to the Consolidated Financial Statements in this Form 10-Q for additional information.

Note 2 – Recently Issued Accounting Pronouncements

Accounting Standards Adopted in 2019

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This Update amends guidance on the amortization period of premiums on certain purchased callable debt securities. The amendments shorten the amortization period of premiums on purchased callable debt securities to the earliest call date. This Update should be applied on a modified retrospective basis through a cumulative-effect adjustment to beginning retained earnings. The effective date of ASU 2017-08 is for interim and annual reporting periods beginning after December 15, 2018. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This Update was issued to increase the transparency and comparability around lease obligations. Previously unrecorded off-balance sheet obligations and corresponding rights to use underlying leased assets are now recorded in the consolidated financial statements, accompanied by enhanced qualitative and quantitative disclosures in the notes to the consolidated financial statements. The Update is generally effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

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

The Company adopted the provisions of Topic 842 on January 1, 2019, and in its transition to Topic 842, the Company initially recorded a liability to make future lease payments of approximately $45.7 million and right-of-use assets of approximately $43.8 million. The difference of $1.9 million is the accounting adjustments previously recorded under Topic 840 and Topic 805, as required by transition guidance in ASC 842-10-65. The Company was not required to record a cumulative effect adjustment to the opening balance of retained earnings as part of its transition to Topic 842. The Company’s evaluation of lease obligations and service agreements under the new standard included an assessment of the appropriate classification and related accounting of each lease agreement, a review of applicability of the new standard to existing service agreements and gathering all essential lease data to facilitate the application of the new standard. The Company’s review indicated that all of its leases are classified as operating leases or short-term leases. In accordance with the provisions of Topic 842, liabilities to make future lease payments and right-of-use assets are only recorded for leases that are not considered short-term (leases with an original term of greater than 12 months). The Company records expense for its leases on a straight-line basis in accordance with the requirements under Topic 842 for operating leases. The Company’s expense recognition for its operating leases (including short-term leases) under Topic 842 has not differed significantly from that recorded under Topic 840. Right-of-use assets for operating leases are amortized over the lease term, and liabilities to make future lease payments are accounted for using the interest method, both in accordance with Topic 842. Please also refer to Note 13 - Leases for additional information related to the Company’s leases.

Recent Accounting Guidance Not Yet Effective

In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326) - Targeted Transition Relief. This Update was issued to allow entities that have certain financial instruments within the scope of ASC 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost, to make an irrevocable election to elect the fair value option for those instruments in ASC 825-10, Financial Instruments - Overall upon the adoption of ASC 326, which for the Company is January 1, 2020. The fair value option is not applicable to held-to-maturity debt securities. The Company currently does not anticipate it will make this election upon the adoption of ASC 326.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This Update was issued as part of an ongoing project on the FASB’s agenda for improving the Codification or correcting for its unintended application. The FASB issued this Update, which is specific to Updates: 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. Improvements within this Update include:

(1) Allow the measurement of credit losses on accrued interest receivable balances to be determined separately from the other components of the amortized cost basis of associated financial assets.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This Update replaces the incurred loss impairment model in current U.S. GAAP with a model that reflects current expected credit losses (“CECL”). The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. CECL also requires credit losses on available-for-sale debt securities be measured through an allowance for credit losses when the fair value is less than the amortized cost basis. It also applies to off-balance sheet credit exposures. The Update requires that all expected credit losses for financial assets held at the reporting date be measured based on historical experience, current conditions and reasonable and supportable forecasts. The Update also requires enhanced disclosure, including qualitative and quantitative disclosures that provide additional information about significant estimates and judgments used in estimating credit losses. For public business entities, the Update is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326 - Credit Losses, Topic 815 - Derivatives and Hedging and Topic 825 - Financial Instruments. Certain provisions within this Update are applicable to the Company’s CECL implementation, including the ability to make an accounting policy election not to measure an allowance for credit losses on accrued interest receivable when an entity writes off uncollectable amounts of accrued interest in a timely manner. Additionally, this Update allows an entity to make an accounting policy election not to include accrued interest receivable as part of the amortized cost of loans, but rather to report accrued interest receivable on a separate line in the consolidated balance sheets. The effective date will be the same as the effective date in ASU 2016-13.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326):Targeted Transition Relief, to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for financial instruments that (1) were previously recorded at amortized cost, (2) are within the scope of the credit losses guidance in ASC 326-20, (3) are eligible for the fair value option under ASC 825-10 and (4) are not held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. The effective date will be the same as the effective date in ASU 2016-13.

The Company has developed a new expected credit loss estimation model in accordance with ASU 2016-13. The Company’s CECL Committee and related sub-committees and working groups, which collectively are comprised of senior management and staff members from our finance, credit, lending, internal audit, risk management and IT functional areas, continue to make progress in accordance with the Company’s implementation plan for adoption. Early implementation activities focused on data capture, model development and portfolio segmentation, and were substantially completed during the third quarter of 2019. We have completed our primary model, which we are continuing to review, analyze and refine. During the third quarter, we have initiated validation of our primary model and documentation review of our end-to-end processes, which we expect to complete during the fourth quarter of 2019. To date, we have completed numerous iterations of model output utilizing data from interim periods starting with the fourth quarter of 2018 to test and refine our model, and we will continue to refine and validate our model during the fourth quarter of 2019.

Depending on the nature of each identified pool of financial assets with similar risk characteristics, the Company is implementing a probability of default (“PD”) and loss given default (“LGD”) discounted cash flow method and a loss-rate method to estimate expected future credit losses. Additionally, the Company is incorporating reasonable and supportable economic forecasts into the estimate of expected credit losses which will require significant judgment, such as selecting forecast scenarios and related weighting, as well as determining the appropriate length of the forecast horizon. Management intends to leverage economic projections from a reputable and independent third party to inform its reasonable and supportable economic forecasts. Other internal and external indicators of economic forecasts may also be considered by management when developing the forecast metrics. The duration of the forecast horizon, the reversion period and the economic forecasts that management utilizes, as well as additional internal and external indicators of economic forecasts that management considers, may change over time depending on the nature and composition of our portfolio of financial assets.

The ultimate impact of ASU 2016-13 will depend on the composition of the portfolio and economic conditions and forecasts at the time of adoption and at future measurement dates. It could also be subject to further regulatory or accounting guidance and other management judgments. Based on our loan portfolio at September 30, 2019 and management’s current expectation of future economic conditions and certain qualitative adjustments, the Company believes that adoption of the new standard will result in an increase in the allowance for credit losses by an amount within a range of $40 million and $60 million; however, there is no assurance that the ultimate increase in the allowance for credit losses will be within the foregoing range. The Company currently anticipates the majority of the increase in the allowance for credit losses for loans will be attributable to the application of multiple-scenario economic forecasts to our commercial real estate and commercial owner-occupied loan portfolios, which have commercial real estate as the primary collateral source and longer contractual maturities relative to our loan portfolio as a whole. The Company currently does not anticipate it will record a material allowance for credit losses for its held-to-maturity and available-for-sale investment securities upon the adoption of ASU 2016-13; however, the ultimate impact will depend upon the nature and characteristics of our securities portfolios (including issuer specific matters) at the adoption date, the macroeconomic conditions and forecasts at that date, and other management judgments.

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a three-year period the day-one regulatory capital effects of ASU 2016-13. Although the Company does not currently anticipate utilizing the three-year phase-in period, the Company will not make a final determination on the issue until the Company finalizes its model validation activities.

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

Leases – The Company accounts for its leases in accordance with ASC 842, which requires the Company to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased asset. Leases with a term of 12 months or less are accounted for using straight-line expense recognition with no liability or asset being recorded for such leases. Other than short-term leases, the Company classifies its leases as either finance leases or operating leases. Leases are classified as finance leases when any of the following are met: (a) the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (b) the lease contains an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (c) the term of the lease represents a major part of the remaining life of the underlying asset, (d) the present value of the future lease payments equals or exceeds substantially all of the fair value of the underlying asset or (e) the underling leased asset is expected to have no alternative use to the lessor at the end of the lease term due to its specialized nature. When the Company’s assessment of a lease does not meet the foregoing criteria, and the term of the lease is in excess of 12 months, the lease is classified as an operating lease.
Liabilities to make lease payments and right-of-use assets are determined based on the total contractual base rents for each lease, discounted at the rate implicit in the lease or at the Company’s estimated incremental borrowing rate if the rate is not implicit in the lease. The Company measures future base rents based on the minimum payments specified in the lease agreement, giving consideration for periodic contractual rent increases which are based on an escalation rate or a specified index. When future rent payments are based on an index, the Company uses the index rate observed at the time of lease commencement to measure future lease payments. Liabilities to make lease payments are accounted for using the interest method, which are reduced by periodic rent payments, net of interest accretion. Right-of-use assets for finance leases are amortized on a straight-line basis over the term of the lease, while right-of-use assets for operating leases are amortized over the term of the lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion on the related liability to make lease payments. Expense recognition for finance leases is representative of the sum of periodic amortization of the associated right-of-use asset as well as the periodic interest accretion on the liability to make lease payments. Expense recognition for operating leases is recorded on a straight-line basis. As of September 30, 2019, all of the Company’s leases were classified as either operating leases or short-term leases.

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

Such fair values are estimates and subject to refinement for up to one year after the closing date of acquisition as additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. Since the acquisition, the Company has made a net adjustment of $580,000 related to loans, deferred tax assets and other assets. During the second quarter of 2019, the Company finalized its fair values with this acquisition.

The Company accounted for this transaction under the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition.

Grandpoint’s loan portfolio was recorded at fair value at the date of acquisition. A valuation of Grandpoint’s loan portfolio was performed by a third party as of the acquisition date to assess the fair value of the loan portfolio. The loan portfolio was segmented into two groups; loan with credit deterioration and loans without credit deterioration, and then split further by loan type. The fair value was calculated on an individual loan basis using a discounted cash flow analysis. The discount rate utilized was based on a weighted average cost of capital, considering the cost of equity and cost of debt. Also factored into the fair value estimates were loss rates, recovery periods and prepayment rates, all of which were based on industry standards.

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

For loans acquired from Grandpoint, the contractual amounts due, expected cash flows to be collected, interest component and fair value as of acquisition date were as follows:

Grandpoint Acquired Loans
(dollars in thousands)
Contractual amounts due	$3,496,905
Cash flows not expected to be collected	39,071
Expected cash flows	3,457,834
Interest component of expected cash flows	1,105,117
Fair value of acquired loans	$2,352,717

In accordance with U.S. GAAP, there was no carryover of the allowance for loan losses that had been previously recorded by Grandpoint.

The operating results of the Company for the nine months ended September 30, 2018 include the operating results of Grandpoint. The following table presents the unaudited pro forma information for the net interest and other income, net income and earnings per share as if the acquisition was effective as of January 1, 2018 for the periods indicated and includes certain nonrecurring adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods.

Nine Months Ended
September 30, 2018
(dollars in thousands, except share data)
Net interest and other income	$363,538
Net income	120,400
Basic earnings per share	1.95
Diluted earnings per share	1.93

Note 5 – Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	September 30, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$60,457	$3,733	$—	$64,190
Agency	251,329	10,778	(549)	261,558
Corporate	125,564	2,255	(17)	127,802
Municipal bonds	279,593	14,562	(56)	294,099
Collateralized mortgage obligation: residential	10,514	132	(4)	10,642
Mortgage-backed securities: residential	486,746	12,570	(952)	498,364
Total investment securities available-for-sale	1,214,203	44,030	(1,578)	1,256,655
Investment securities held-to-maturity:
Mortgage-backed securities: residential	38,686	967	(98)	39,555
Other	1,747	—	—	1,747
Total investment securities held-to-maturity	40,433	967	(98)	41,302
Total investment securities	$1,254,636	$44,997	$(1,676)	$1,297,957

	December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$59,688	$1,224	$—	$60,912
Agency	128,958	1,631	(519)	130,070
Corporate	104,158	291	(906)	103,543
Municipal bonds	238,914	1,941	(2,225)	238,630
Collateralized mortgage obligation: residential	24,699	64	(425)	24,338
Mortgage-backed securities: residential	554,751	1,112	(10,134)	545,729
Total investment securities available-for-sale	1,111,168	6,263	(14,209)	1,103,222
Investment securities held-to-maturity:
Mortgage-backed securities: residential	43,381	148	(686)	42,843
Other	1,829	—	—	1,829
Total investment securities held-to-maturity	45,210	148	(686)	44,672
Total investment securities	$1,156,378	$6,411	$(14,895)	$1,147,894

Unrealized gains and losses on investment securities available-for-sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At September 30, 2019, the Company had accumulated other comprehensive income of $42.5 million, or $30.2 million net of tax, compared to an accumulated other comprehensive loss of $7.9 million, or $5.6 million net of tax, at December 31, 2018.

Beginning the first quarter of 2019, the Bank no longer had HOA reverse repurchase agreements and unpledged all the supporting mortgage-backed securities. At December 31, 2018, mortgage-backed securities with an estimated par value of $20.3 million and a fair value of $20.9 million were pledged as collateral for the Bank’s HOA reverse repurchase agreements, which totaled $75,000. The average balance of repurchase agreement facilities was $15.0 million during the year ended December 31, 2018.

At September 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

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

If it is probable that the Company will be unable to collect all amounts due according to contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment (“OTTI”) shall be considered to have occurred. If an OTTI occurs, the cost basis of the security will be written down to its fair value as the new cost basis and the write down accounted for as a realized loss. There was no OTTI for the nine months ended September 30, 2019 or September 30, 2018.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	September 30, 2019
	Less than 12 Months			12 Months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Investment securities available-for-sale:
Agency	4	$30,761	$(207)	11	$15,789	$(342)	15	$46,550	$(549)
Corporate	1	1,022	(13)	1	1,526	(4)	2	2,548	(17)
Municipal bonds	10	9,809	(56)	—	—	—	10	9,809	(56)
Collateralized mortgage obligation: residential	—	—	—	1	652	(4)	1	652	(4)
Mortgage-backed securities: residential	6	47,359	(216)	19	35,853	(736)	25	83,212	(952)
Total investment securities available-for-sale	21	88,951	(492)	32	53,820	(1,086)	53	142,771	(1,578)
Investment securities held-to-maturity:
Mortgage-backed securities: residential	—	—	—	3	13,953	(98)	3	13,953	(98)
Total investment securities held-to-maturity	—	—	—	3	13,953	(98)	3	13,953	(98)
Total investment securities	21	$88,951	$(492)	35	$67,773	$(1,184)	56	$156,724	$(1,676)

	December 31, 2018
	Less than 12 Months			12 Months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Investment securities available-for-sale:
Agency	15	$26,229	$(333)	6	$10,434	$(186)	21	$36,663	$(519)
Corporate	9	47,805	(471)	8	19,369	(435)	17	67,174	(906)
Municipal bonds	60	45,083	(369)	102	69,693	(1,856)	162	114,776	(2,225)
Collateralized mortgage obligation: residential	1	814	(1)	8	18,104	(424)	9	18,918	(425)
Mortgage-backed securities: residential	20	70,839	(435)	120	324,864	(9,699)	140	395,703	(10,134)
Total investment securities available-for-sale	105	190,770	(1,609)	244	442,464	(12,600)	349	633,234	(14,209)
Investment securities held-to-maturity:
Mortgage-backed securities: residential	3	11,256	(81)	3	15,741	(605)	6	26,997	(686)
Total investment securities held-to-maturity	3	11,256	(81)	3	15,741	(605)	6	26,997	(686)
Total investment securities	108	$202,026	$(1,690)	247	$458,205	$(13,205)	355	$660,231	$(14,895)

The amortized cost and estimated fair value of investment securities at September 30, 2019, by contractual maturity are shown in the table below.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$498	$499	$20,171	$20,702	$39,788	$42,989	$—	$—	$60,457	$64,190
Agency	—	—	42,658	44,453	165,240	171,635	43,431	45,470	251,329	261,558
Corporate	—	—	—	—	125,564	127,802	—	—	125,564	127,802
Municipal bonds	—	—	3,569	3,710	34,911	36,057	241,113	254,332	279,593	294,099
Collateralized mortgage obligation: residential	—	—	—	—	657	652	9,857	9,990	10,514	10,642
Mortgage-backed securities: residential	—	—	2,576	2,652	168,693	172,752	315,477	322,960	486,746	498,364
Total investment securities available-for-sale	498	499	68,974	71,517	534,853	551,887	609,878	632,752	1,214,203	1,256,655
Investment securities held-to-maturity:
Mortgage-backed securities: residential	—	—	913	953	—	—	37,773	38,602	38,686	39,555
Other	—	—	—	—	—	—	1,747	1,747	1,747	1,747
Total investment securities held-to-maturity	—	—	913	953	—	—	39,520	40,349	40,433	41,302
Total investment securities	$498	$499	$69,887	$72,470	$534,853	$551,887	$649,398	$673,101	$1,254,636	$1,297,957

During the three months ended September 30, 2019, June 30, 2019 and September 30, 2018, the Company recognized gross gains on sales of available-for-sale securities in the amount of $5.1 million, $406,000 and $1.3 million, respectively. During the three months ended September 30, 2019, June 30, 2019 and September 30, 2018, the Company recognized gross losses on sales of available-for-sale securities in the amount of $811,000, $194,000 and $208,000, respectively. The Company had net proceeds from the sales of available-for-sale securities of $191.3 million, $57.2 million and $378.5 million during the three months ended September 30, 2019, June 30, 2019 and September 30, 2018.

During the nine months ended September 30, 2019 and 2018, the Company recognized gross gains on sales of available-for-sale securities in the amount of $6.5 million and $1.6 million, respectively. During the nine months ended September 30, 2019, the Company recognized gross losses on the sales of available-for sale securities in the amount of $1.6 million and $208,000, respectively. The Company had net proceeds from the sales of available-for-sale securities of $418.5 million and $394.5 million during the nine months ended September 30, 2019 and 2018, respectively.

FHLB, FRB and Other Stock

At September 30, 2019, the Company had $17.3 million in Federal Home Loan Bank of San Francisco (“FHLB”) stock, $51.6 million in Federal Reserve Bank of San Francisco (“FRB”) stock, and $24.0 million in other stock, all carried at cost. During the three months ended June 30, 2019 and September 30, 2018, the FHLB repurchased $5.4 million and $15.0 million, respectively, of the Company’s excess FHLB stock through its stock repurchase program. During the three months ended September 30, 2019, the FHLB did not repurchase any of the Company’s excess FHLB stock through its stock repurchase program.

The Company evaluates its investments in FHLB, FRB and other stock for impairment periodically, including their capital adequacy and overall financial condition. No impairment loss has been recorded through September 30, 2019.

Note 6 – Loans Held for Investment

The following table sets forth the composition of our loan portfolio in dollar amounts at the dates indicated:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Business loans
Commercial and industrial	$1,233,938	$1,364,423
Franchise	894,023	765,416
Commercial owner occupied (1)	1,678,888	1,679,122
SBA	179,965	193,882
Agribusiness	119,633	138,519
Total business loans	4,106,447	4,141,362
Real estate loans
Commercial non-owner occupied	2,053,590	2,003,174
Multi-family	1,611,904	1,535,289
One-to-four family (2)	273,182	356,264
Construction	478,961	523,643
Farmland	171,667	150,502
Land	30,717	46,628
Total real estate loans	4,620,021	4,615,500
Consumer loans
Consumer loans	40,548	89,424
Gross loans held for investment (3)	8,767,016	8,846,286
Deferred loan origination (fees)/costs and (discounts)/premiums, net	(9,540)	(9,468)
Loans held for investment	8,757,476	8,836,818
Allowance for loan losses	(35,000)	(36,072)
Loans held for investment, net	$8,722,476	$8,800,746

Loans held for sale, at lower of cost or fair value	$7,092	$5,719
______________________________
(1) Secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans held for investment for September 30, 2019 and December 31, 2018 are net of the unaccreted fair value net purchase discounts of $46.8 million and $61.0 million, respectively.

Loans Serviced for Others

The Company generally retains the servicing rights of the guaranteed portion of Small Business Administration (“SBA”) loans sold, for which the Company records a servicing asset at fair value within its other assets category. At September 30, 2019 and December 31, 2018, the servicing asset totaled $7.9 million and $8.5 million, respectively, and was included in other assets in the Company’s consolidated balance sheets. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. At September 30, 2019 and December 31, 2018, the Company determined that no valuation allowance was necessary.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans and participations serviced for others were $646.7 million at September 30, 2019 and $635.3 million at December 31, 2018, including SBA participations serviced for others totaling $492.8 million at September 30, 2019 and $519.8 million at December 31, 2018.

Concentration of Credit Risk

As of September 30, 2019, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located predominately in California. The Company’s loan portfolio contains concentrations of credit in multi-family real estate, commercial non-owner occupied real estate, commercial owner occupied real estate loans and commercial and industrial business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and diversifies its loan portfolio through loan originations, purchases and sales to meet approved concentration levels. While management believes that the collateral presently securing these loans is adequate, there can be no assurances that a significant deterioration in the California real estate market or economy would not expose the Company to significantly greater credit risk.

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus and likewise in excess of 15% of the Bank’s unimpaired capital plus surplus for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $557.5 million for secured loans and $334.5 million for unsecured loans at September 30, 2019. In order to manage concentration risk, the Bank maintains a house lending limit well below these statutory maximums. At September 30, 2019, the Bank’s largest aggregate outstanding balance of loans to one borrower was $125.3 million comprised of $101.5 million and $23.8 million of secured and unsecured credit, respectively.

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

The following tables stratify the loan portfolio by the Company’s internal risk grading as of the periods indicated:

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
September 30, 2019	(dollars in thousands)
Business loans
Commercial and industrial	$1,219,358	$4,438	$10,142	$—	$1,233,938
Franchise	880,632	13,375	16	—	894,023
Commercial owner occupied	1,669,152	1,321	8,415	—	1,678,888
SBA	171,393	1,881	6,691	—	179,965
Agribusiness	107,551	—	12,082	—	119,633
Real estate loans
Commercial non-owner occupied	2,052,813	—	777	—	2,053,590
Multi-family	1,611,686	—	218	—	1,611,904
One-to-four family	272,555	—	627	—	273,182
Construction	478,961	—	—	—	478,961
Farmland	171,667	—	—	—	171,667
Land	30,585	—	132	—	30,717
Consumer loans
Consumer loans	40,494	—	54	—	40,548
Totals	$8,706,847	$21,015	$39,154	$—	$8,767,016

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
December 31, 2018	(dollars in thousands)
Business loans
Commercial and industrial	$1,340,284	$12,005	$12,134	$—	$1,364,423
Franchise	760,795	4,431	190	—	765,416
Commercial owner occupied	1,660,994	1,580	16,548	—	1,679,122
SBA	184,687	2,289	6,906	—	193,882
Agribusiness	125,355	—	13,164	—	138,519
Real estate loans
Commercial non-owner occupied	1,996,756	731	5,687	—	2,003,174
Multi-family	1,530,567	4,060	662	—	1,535,289
One-to-four family	350,083	728	5,453	—	356,264
Construction	523,643	—	—	—	523,643
Farmland	150,381	—	121	—	150,502
Land	46,008	132	488	—	46,628
Consumer loans
Consumer loans	89,321	—	103	—	89,424
Totals	$8,758,874	$25,956	$61,456	$—	$8,846,286

The following tables set forth delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due
	Current	30-59	60-89	90+	Total Gross Loans	Non-accruing
September 30, 2019	(dollars in thousands)
Business loans
Commercial and industrial	$1,229,223	$101	$3,105	$1,509	$1,233,938	$2,950
Franchise	893,999	8	—	16	894,023	16
Commercial owner occupied	1,677,101	382	—	1,405	1,678,888	1,405
SBA	176,541	731	107	2,586	179,965	2,586
Agribusiness	119,633	—	—	—	119,633	—
Real estate loans
Commercial non-owner occupied	2,052,813	—	—	777	2,053,590	777
Multi-family	1,611,904	—	—	—	1,611,904	—
One-to-four family	272,679	503	—	—	273,182	371
Construction	478,961	—	—	—	478,961	—
Farmland	171,667	—	—	—	171,667	—
Land	30,717	—	—	—	30,717	—
Consumer loans
Consumer loans	40,548	—	—	—	40,548	—
Totals	$8,755,786	$1,725	$3,212	$6,293	$8,767,016	$8,105

		Days Past Due
	Current	30-59	60-89	90+	Total Gross Loans	Non-accruing
December 31, 2018	(dollars in thousands)
Business loans
Commercial and industrial	$1,361,979	$309	$1,204	$931	$1,364,423	$931
Franchise	759,546	5,680	—	190	765,416	190
Commercial owner occupied	1,677,967	343	—	812	1,679,122	599
SBA	190,732	524	—	2,626	193,882	2,739
Agribusiness	138,519	—	—	—	138,519	—
Real estate loans
Commercial non-owner occupied	2,003,174	—	—	—	2,003,174	—
Multi-family	1,535,275	14	—	—	1,535,289	—
One-to-four family	356,219	30	9	6	356,264	398
Construction	523,643	—	—	—	523,643	—
Farmland	150,502	—	—	—	150,502	—
Land	46,628	—	—	—	46,628	—
Consumer loans
Consumer loans	89,249	146	29	—	89,424	—
Totals	$8,833,433	$7,046	$1,242	$4,565	$8,846,286	$4,857

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

The following tables provide a summary of the Company’s investment in impaired loans as of the period indicated:

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans
	(dollars in thousands)
September 30, 2019
Business loans
Commercial and industrial	$3,099	$2,950	$—	$2,950	$—
Franchise	697	16	—	16	—
Commercial owner occupied	1,427	1,406	—	1,406	—
SBA	3,320	2,586	—	2,586	—
Agribusiness	6,903	6,903	—	6,903	—
Real estate loans
Commercial non-owner occupied	1,351	777	—	777	—
One-to-four family	413	371	—	371	—
Totals	$17,210	$15,009	$—	$15,009	$—

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans
	(dollars in thousands)
December 31, 2018
Business loans
Commercial and industrial	$1,071	$1,023	$550	$473	$118
Franchise	190	189	—	189	—
Commercial owner occupied	628	599	—	599	—
SBA	7,598	2,739	488	2,251	466
Agribusiness	7,500	7,500	—	7,500	—
Real estate loans
One-to-four family	453	408	—	408	—
Totals	$17,440	$12,458	$1,038	$11,420	$584

The following table presents information on impaired loans and leases, disaggregated by class, for the periods indicated:

	Impaired Loans
	Three Months Ended
	September 30, 2019		June 30, 2019		September 30, 2018
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(dollars in thousands)
Business loans
Commercial and industrial	$3,078	$—	$2,614	$—	$1,030	$—
Franchise	679	—	4,047	—	209	—
Commercial owner occupied	845	—	564	—	—	—
SBA	2,488	—	3,139	—	1,914	—
Agribusiness	7,092	104	7,489	109	—	—
Real estate loans
Commercial non-owner occupied	421	—	162	—	1,290	—
Multi-family	—	—	—	—	589	—
One-to-four family	373	—	383	—	1,406	—
Land	320	—	160	—	5	—
Consumer loans
Consumer loans	—	$—	17	—	13	—
Totals	$15,296	$104	$18,575	$109	$6,456	$—

(1) Interest income recognized represents interest on accruing loans.

	Impaired Loans
	Nine Months Ended
	September 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(dollars in thousands)
Business loans:
Commercial and industrial	$2,565	$—	$1,161	$—
Franchise	2,901	—	93	—
Commercial owner occupied	662	—	1,931	—
SBA	2,969	—	1,505	—
Agribusiness	7,360	303	—	—
Real estate loans:
Commercial non-owner occupied	194	—	573	—
Multi-family	—	—	666	—
One-to-four family	383	—	1,258	—
Land	160	—	6	—
Consumer loans:
Consumer loans	25	—	41	—
Totals	$17,219	$303	$7,234	$—

(1) Interest income recognized represents interest on accruing loans.

The following table provides additional detail on the components of impaired loans at the period end indicated:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Nonaccrual loans	$8,105	$4,857
Accruing loans	6,904	7,601
Total impaired loans	$15,009	$12,458

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

The Company typically does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the timely collection of principal or interest. The Company had impaired loans on nonaccrual status of $8.1 million at September 30, 2019 and $4.9 million at December 31, 2018. The Company had no loans 90 days or more past due and still accruing at September 30, 2019. Income recognition for purchased credit impaired (“PCI”) loans is accounted for in accordance with ASC Subtopic 310-30 Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. The Company had $213,000 in loans 90 days or more past due and still accruing at December 31, 2018, all of which were PCI loans.

There were no TDRs at September 30, 2019 and December 31, 2018. The Company had no consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of September 30, 2019 or December 31, 2018.

Purchased Credit Impaired Loans

The Company has purchased loans that have experienced deterioration of credit quality between origination and acquisition and for which it was probable, at acquisition, that not all contractually required payments would be collected. The carrying amount of those loans is as follows:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Business loans
Commercial and industrial	$—	$10
Commercial owner occupied	577	632
SBA	1,154	1,265
Real estate loans
Commercial non-owner occupied	—	275
Total purchased credit impaired	$1,731	$2,182

On each acquisition date, the amount by which the undiscounted expected cash flows of the PCI loans exceed the estimated fair value of the loan is the “accretable yield.” The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI loan. At September 30, 2019, the Company had $1.7 million of PCI loans, of which none were placed on nonaccrual status.

The following table summarizes the accretable yield on the PCI loans for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
	(dollars in thousands)
Balance at the beginning of period	$296	$332	$1,473	$411	$3,019
Additions	—	—	483	—	483
Accretion	(46)	(45)	(162)	(170)	(668)
Payoffs	—	(9)	(1)	(9)	(1,819)
Sales	—	—	—	$—	$—
Reclassification from nonaccretable difference	(18)	18	195	—	973
Balance at the end of period	$232	$296	$1,988	$232	$1,988

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

The following tables summarize the allocation of the ALLL as well as the activity in the ALLL attributed to various segments in the loan portfolio as of and for the periods indicated:

	Three Months Ended September 30, 2019
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Agribusiness	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Farmland	Land	Consumer loans	Total
	(dollars in thousands)
Balance, March 31, 2019	$11,031	$6,765	$1,490	$3,363	$2,765	$1,765	$705	$704	$4,750	$809	$658	$221	$35,026
Charge-offs	(290)	(995)	—	(143)	—	(86)	—	—	—	—	—	(11)	(1,525)
Recoveries	54	—	8	62	—	—	—	1	—	—	—	9	134
Provisions for (reduction in) loan losses	(265)	963	228	1,099	(399)	199	10	(14)	(592)	29	(25)	132	1,365
Balance, June 30, 2019	$10,530	$6,733	$1,726	$4,381	$2,366	$1,878	$715	$691	$4,158	$838	$633	$351	$35,000

	Nine Months Ended September 30, 2019
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Agribusiness	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Farmland	Land	Consumer loans	Total
	(dollars in thousands)
Balance, December 31, 2018	$10,821	$6,500	$1,386	$4,288	$3,283	$1,604	$725	$805	$5,166	$503	$772	$219	$36,072
Charge-offs	(985)	(2,531)	—	(1,362)	—	(574)	—	—	—	—	—	(16)	(5,468)
Recoveries	168	—	31	66	—	—	—	2	—	—	—	10	277
Provisions for (reduction in) loan losses	526	2,764	309	1,389	(917)	848	(10)	(116)	(1,008)	335	(139)	138	4,119
Balance, September 30, 2019	$10,530	$6,733	$1,726	$4,381	$2,366	$1,878	$715	$691	$4,158	$838	$633	$351	$35,000

Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
General portfolio allocation	10,530	6,733	1,726	4,381	2,366	1,878	715	691	4,158	838	633	351	35,000
Loans individually evaluated for impairment	2,950	16	1,406	2,586	6,903	777	—	371	—	—	—	—	15,009
Specific reserves to total loans individually evaluated for impairment	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	$1,230,988	$894,007	$1,677,482	$177,379	$112,730	$2,052,813	$1,611,904	$272,811	$478,961	$171,667	$30,717	$40,548	$8,752,007
General reserves to total loans collectively evaluated for impairment	0.86%	0.75%	0.10%	2.47%	2.10%	0.09%	0.04%	0.25%	0.87%	0.49%	2.06%	0.87%	0.40%
Total gross loans held for investment	$1,233,938	$894,023	$1,678,888	$179,965	$119,633	$2,053,590	$1,611,904	$273,182	$478,961	$171,667	$30,717	$40,548	$8,767,016
Total allowance to gross loans held for investment	0.85%	0.75%	0.10%	2.43%	1.98%	0.09%	0.04%	0.25%	0.87%	0.49%	2.06%	0.87%	0.40%

	Three Months Ended September 30, 2018
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Agribusiness	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Farmland	Land	Consumer loans	Total
	(dollars in thousands)
Balance, March 31, 2018	$10,164	$6,181	$1,137	$2,575	$2,694	$1,450	$563	$698	$4,809	$405	$972	$99	$31,747
Charge-offs	(100)	—	—	(44)	—	—	—	—	—	—	—	(85)	(229)
Recoveries	120	—	8	8	—	—	—	—	—	—	—	6	142
Provisions for (reduction in) loan losses	200	151	68	288	871	33	60	21	11	(30)	(104)	77	1,646
Balance, June 30, 2018	$10,384	$6,332	$1,213	$2,827	$3,565	$1,483	$623	$719	$4,820	$375	$868	$97	$33,306

	Nine Months Ended September 30, 2018
	Commercial and industrial	Franchise	Commercial owner occupied	SBA	Agribusiness	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Farmland	Land	Consumer loans	Total
	(dollars in thousands)
Balance, December 31, 2017	$9,721	$5,797	$767	$2,890	$1,291	$1,266	$607	$803	$4,569	$137	$993	$95	$28,936
Charge-offs	(1,011)	—	—	(100)	—	—	—	—	—	—	—	(137)	(1,248)
Recoveries	283	—	32	43	—	—	—	1	—	—	—	7	366
Provisions for (reduction in) loan losses	1,391	535	414	(6)	2,274	217	16	(85)	251	238	(125)	132	5,252
Balance, September 30, 2018	$10,384	$6,332	$1,213	$2,827	$3,565	$1,483	$623	$719	$4,820	$375	$868	$97	$33,306

Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$—	$—	$250	$—	$—	$—	$—	$—	$—	$—	$—	$250
General portfolio allocation	10,384	6,332	1,213	2,577	3,565	1,483	623	719	4,820	375	868	97	33,056
Loans individually evaluated for impairment	1,027	209	—	2,748	—	1,290	589	1,388	—	—	4	13	7,268
Specific reserves to total loans individually evaluated for impairment	—%	—%	—%	9.10%	—%	—%	—%	—%	—%	—%	—%	—%	3.44%
Loans collectively evaluated for impairment	$1,358,814	$735,157	$1,675,528	$190,739	$133,241	$1,929,875	$1,554,103	$375,229	$504,708	138,479	$49,988	$114,723	$8,760,584
General reserves to total loans collectively evaluated for impairment	0.76%	0.86%	0.07%	1.35%	2.68%	0.08%	0.04%	0.19%	0.96%	0.27%	1.74%	0.08%	0.38%
Total gross loans held for investment	$1,359,841	$735,366	$1,675,528	$193,487	$133,241	$1,931,165	$1,554,692	$376,617	$504,708	138,479	$49,992	$114,736	$8,767,852
Total allowance to gross loans held for investment	0.76%	0.86%	0.07%	1.46%	2.68%	0.08%	0.04%	0.19%	0.96%	0.27%	1.74%	0.08%	0.38%

Note 8 – Subordinated Debentures

In August 2014, the Corporation issued $60.0 million in aggregate principal amount of 5.75% Subordinated Notes Due 2024 (the “Notes I”) in a private placement transaction to institutional accredited investors (the “Private Placement”). The Notes I bear interest at an annual fixed rate of 5.75%, with the first interest payment on the Notes occurring on March 3, 2015, and interest to be paid semiannually each March 3rd and September 3rd until September 3, 2024. At September 30, 2019, the carrying value of the Notes I was $59.4 million, net of unamortized debt issuance cost of $598,000. As of September 30, 2019, the Notes I qualify as Tier 2 Capital. Principal and interest are due upon early redemption.

In May 2019, the Corporation issued $125.0 million in aggregate principal amount of 4.875% Fixed-to-Floating Rate Subordinated Notes due May 15, 2029 (the “Notes II”), at a public offering price equal to 100% of the aggregate principal amount of the Notes II. The Company may redeem the Notes II on or after May 15, 2024. From and including the issue date, but excluding May 15, 2024, the Notes II will bear interest at an initial fixed rate of 4.875% per annum, payable semi-annually. From and including May 15, 2024, but excluding the maturity date or the date of earlier redemption, the Notes II will bear interest at a floating rate equal to the then-current three-month LIBOR plus a spread of 2.50% per annum, payable quarterly in arrears. At September 30, 2019, the carrying value of the Notes II was $122.6 million, net of unamortized debt issuance cost of $2.4 million. At September 30, 2019, the Notes II qualify as Tier 2 Capital. Principal and interest are due upon early redemption at any time, including prior to May 15, 2024 at our option, in whole but not in part, under the occurrence of special events defined within the trust indenture.

In connection with the Private Placement, the Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade ratings of BBB+ and BBB for the Corporation’s senior unsecured debt and subordinated debt, respectively, and a senior deposit rating of A- for the Bank. KBRA reaffirmed these ratings in April 2019.

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”), due and payable on April 6, 2034, to PPBI Trust I, a statutory trust created under the laws of the State of Delaware. The Subordinated Debentures were subject to early redemption, in part or whole, on or after April 7, 2009 at the option of the Corporation, at par. The Corporation also purchased a 3% minority interest totaling $310,000 in PPBI Trust I. The balance of equity of PPBI Trust I was comprised of mandatorily redeemable securities (“Trust Preferred Securities”) and was included in the Corporation’s other assets category. PPBI Trust I sold $10.0 million of Trust Preferred Securities to investors in a private offering. On July 8, 2019, the Company used a portion of the proceeds from the issuance of the Notes II to redeem all $10.3 million outstanding principal amount of Subordinated Debentures. Prior to redemption, the Subordinated Debentures carried an interest rate of three-month LIBOR plus 2.75% per annum, for an effective rate of 5.35% per annum. The Subordinated Debentures were called at par, plus accrued and unpaid interest thereon through the date of redemption, for an aggregate amount of $10.4 million, and PPBI Trust I was dissolved.

On April 1, 2017, as part of the Heritage Oaks Bancorp (“HEOP”) acquisition, the Corporation assumed $5.2 million of floating rate junior subordinated debt securities associated with Heritage Oaks Capital Trust II. Interest is payable quarterly at three-month LIBOR plus 1.72% per annum, for an effective rate of 4.04% per annum as of September 30, 2019. At September 30, 2019, the carrying value of these debentures was $4.0 million, which reflects purchase accounting fair value adjustments of $1.2 million. The Corporation also assumed $3.1 million and $5.2 million of floating rate junior subordinated debt associated with Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust, respectively. At September 30, 2019, the carrying value of these debentures of Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust were $2.8 million and $3.9 million, respectively, which reflects purchase accounting fair value adjustments of $290,000 and $1.3 million, respectively. Interest is payable quarterly at three-month LIBOR plus 2.95% per annum, for an effective rate of 5.25% per annum as of September 30, 2019 for Mission Community Capital Trust I. Interest is payable quarterly at three-month LIBOR plus 1.48% per annum, for an effective rate of 3.78% per annum as of September 30, 2019 for Santa Lucia Bancorp (CA) Capital Trust. These three debentures are callable by the Corporation at par.

On November 1, 2017, as part of the Plaza acquisition, the Corporation assumed three subordinated notes totaling $25 million at a fixed interest rate of 7.125% payable in arrears on a quarterly basis. The notes have a maturity date of June 26, 2025 and are also redeemable in whole or in part beginning on June 26, 2020 at an amount equal to 103.0% of principal plus accrued unpaid interest. The redemption price decreases 50 basis points each subsequent year. At September 30, 2019, the carrying value of these subordinated notes was $25.1 million, which reflects purchase accounting fair value adjustments of $139,000.

On July 1, 2018, as part of the Grandpoint acquisition, the Corporation assumed $5.2 million of floating rate junior subordinated debt securities, due and payable on September 17, 2033, associated with First Commerce Bancorp Statutory Trust I, a statutory business trust created under the laws of the State of Connecticut. On September 17, 2019, the Company used a portion of the proceeds from the issuance of the Notes II in May 2019 to redeem all $5.2 million outstanding principal amount of these floating rate junior subordinated debt securities at par, plus accrued and unpaid interest thereon through the date of redemption, for an aggregate amount of $5.2 million. Prior to redemption, the junior subordinated debt securities carried an interest rate of three-month LIBOR plus 2.95% per annum, for an effective rate of 5.36% per annum. The Company recorded a loss on early debt extinguishment of $214,000 related to purchase accounting fair value adjustments, and First Commerce Bancorp Statutory Trust I was dissolved.

The Corporation is not allowed to consolidate any trust preferred securities into the Company’s consolidated financial statements. The resulting effect on the Company’s consolidated financial statements is to report only the subordinated debentures relating to trust preferred securities as a component of the Company’s liabilities. The redemption of Tier 1 capital instruments associated with PPBI Trust I and First Commerce Bancorp Statutory Trust I during the three months ended September 30, 2019 reduced the Company’s Tier 1 capital by a total of $14.7 million. The Company’s regulatory capital ratios continued to exceed regulatory minimums to be well-capitalized and the fully phased-in capital conservation buffer, upon these redemptions.

Note 9 – Earnings Per Share

In February 2019, the Company’s Compensation Committee of Board of Directors reviewed the various forms of outstanding equity awards, including restricted stock and restrict stock units (“RSUs”), and approved that unvested restricted stock awards will be considered participating securities. As a result of the different treatment of unvested restricted stock and unvested RSUs, beginning in 2019, earnings per common share is computed using the two-class method.

Under the two-class method, distributed and undistributed earnings allocable to participating securities are deducted from net income to determine net income allocable to common shareholders, which is then used in the numerator of both basic and diluted earnings per share calculations. Basic earnings per common share is computed by dividing net income allocable to common shareholders by the weighted average number of common shares outstanding for the reporting period, excluding outstanding participating securities. Diluted earnings per common share is computed by dividing net income allocable to common shareholders by the weighted average number of common shares outstanding over the reporting period, adjusted to include the effect of potentially dilutive common shares, but excludes awards considered participating securities. The computation of diluted earnings per common share excludes the impact of the assumed exercise or issuance of securities that would have an anti-dilutive effect.

The following tables set forth the Company’s earnings per share calculations for the periods indicated:

	Three Months Ended
	September 30, 2019	June 30, 2019	September 30, 2018
	(dollars in thousands, except per share data)
Basic
Net income	$41,375	$38,527	$28,392
Less: Earnings allocated to participating securities	(432)	(444)	—
Net income allocated to common stockholders	$40,943	$38,083	$28,392

Weighted average common shares outstanding	59,293,218	61,308,046	61,727,030
Basic earnings per common share	$0.69	$0.62	$0.46

Diluted
Net income allocated to common stockholders	$40,943	$38,083	$28,392

Weighted average common shares outstanding	59,293,218	61,308,046	61,727,030
Diluted effect of share-based compensation	377,637	353,727	634,774
Weighted average diluted common shares	59,670,855	61,661,773	62,361,804
Diluted earnings per common share	$0.69	$0.62	$0.46

	Nine Months Ended
	September 30, 2019	September 30, 2018
	(dollars in thousands, except per share data)
Basic
Net income	$118,620	$83,697
Less: Earnings allocated to participating securities	(1,223)	—
Net income allocated to common stockholders	$117,397	$83,697

Weighted average common shares outstanding	60,853,081	51,282,533
Basic earnings per common share	$1.93	$1.63

Diluted
Net income allocated to common stockholders	$117,397	$83,697

Weighted average common shares outstanding	60,853,081	51,282,533
Diluted effect of share-based compensation	348,777	683,114
Weighted average diluted common shares	61,201,858	51,965,647
Diluted earnings per common share	$1.92	$1.61

For the three and nine months ended September 30, 2019, there were no RSUs or stock options that were anti-dilutive.

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

Investment securities – Investment securities are generally valued based upon quotes obtained from independent third-party pricing services, which use evaluated pricing applications and model processes. Observable market inputs, such as, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data are considered as part of the evaluation. The inputs are related directly to the security being evaluated, or indirectly to a similarly situated security. Market assumptions and market data are utilized in the valuation models. The Company reviews the market prices provided by the third-party pricing service for reasonableness based on the Company’s understanding of the market place and credit issues related to the securities. The Company has not made any adjustments to the market quotes provided by them and, accordingly, the Company categorized its investment portfolio within Level 2 of the fair value hierarchy.

Derivative assets and liabilities – The Company originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a correspondent bank. These back-to-back swap agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. The fair value of these derivatives is based on a market standard discounted cash flow approach. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate swaps is classified as Level 2.

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	September 30, 2019
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
Financial assets
Investment securities available-for-sale:
U.S. Treasury	$—	$64,190	$—	$64,190
Agency	—	261,558	—	261,558
Corporate	—	127,802	—	127,802
Municipal bonds	—	294,099	—	294,099
Collateralized mortgage obligation	—	10,642	—	10,642
Mortgage-backed securities	—	498,364	—	498,364
Total securities available-for-sale	$—	$1,256,655	$—	$1,256,655

Derivative assets	$—	$2,853	$—	$2,853

Financial liabilities
Derivative liabilities	$—	$2,853	$—	$2,853

	December 31, 2018
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
Financial assets
Investment securities available-for-sale:
U.S. Treasury	$—	$60,912	$—	$60,912
Agency	—	130,070	—	130,070
Corporate	—	103,543	—	103,543
Municipal bonds	—	238,630	—	238,630
Collateralized mortgage obligation	—	24,338	—	24,338
Mortgage-backed securities	—	545,729	—	545,729
Total securities available-for-sale	$—	$1,103,222	$—	$1,103,222

Derivative assets	$—	$1,681	$—	$1,681

Financial liabilities
Derivative liabilities	$—	$1,681	$—	$1,681

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

At September 30, 2019 and December 31, 2018, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management. The Company completed partial charge-offs on certain impaired loans individually evaluated for impairment based on recent real estate appraisals and released the related specific reserves during the nine months ended September 30, 2019. The Company has recorded no specific reserve on loans deemed impaired at September 30, 2019.

The following table presents our assets measured at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018.

	September 30, 2019
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
Financial assets
Impaired loans	$—	$—	$16	$16

	December 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
Financial assets
Impaired loans	$—	$—	$1,445	$1,445

Fair Values of Financial Instruments

The fair value estimates presented herein are based on pertinent information available to management as of the dates indicated, representing an exit price.

	At September 30, 2019
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$427,715	$427,715	$—	$—	$427,715
Interest-bearing time deposits with financial institutions	2,711	2,711	—	—	2,711
Investments held-to-maturity	40,433	—	41,302	—	41,302
Investment securities available-for-sale	1,256,655	—	1,256,655	—	1,256,655
Loans held for sale	7,092	—	7,637	—	7,637
Loans held for investment, net	8,757,476	—	—	8,758,265	8,758,265
Derivative asset	2,853	—	2,853	—	2,853
Accrued interest receivable	38,603	38,603	—	—	38,603

Liabilities:
Deposit accounts	8,859,288	7,515,400	1,345,436	—	8,860,836
FHLB advances	604,558	—	604,980	—	604,980
Subordinated debentures	217,825	—	237,624	—	237,624
Derivative liability	2,853	—	2,853	—	2,853
Accrued interest payable	6,537	6,537	—	—	6,537

	At December 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$203,406	$203,406	$—	$—	$203,406
Interest-bearing time deposits with financial institutions	6,143	6,143	—	—	6,143
Investments held-to-maturity	45,210	—	44,672	—	44,672
Investment securities available-for-sale	1,103,222	—	1,103,222	—	1,103,222
Loans held for sale	5,719	—	6,072	—	6,072
Loans held for investment, net	8,836,818	—	—	8,697,594	8,697,594
Derivative asset	1,929	—	1,681	—	1,681
Accrued interest receivable	37,837	37,837	—	—	37,837

Liabilities:
Deposit accounts	8,658,351	7,247,673	1,403,524	—	8,651,197
FHLB advances	667,606	—	666,864	—	666,864
Other borrowings	75	—	75	—	75
Subordinated debentures	110,313	—	115,613	—	115,613
Derivative liability	1,929	—	1,681	—	1,681
Accrued interest payable	3,255	3,255	—	—	3,255

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

Note 11 – Derivative Instruments

From time to time, the Company enters into interest rate swap agreements with certain borrowers to assist them in mitigating their interest rate risk exposure associated with the loans they have with the Company. At the same time, the Company enters into identical interest rate swap agreements with another financial institution to mitigate the Company’s interest rate risk exposure associated with the swap agreements it enters into with its borrowers. The Company had swaps with matched terms with an aggregate notional amount of $48.9 million and a fair value of $2.9 million at September 30, 2019 compared with an aggregate notional amount of $57.5 million and a fair value of $1.7 million at December 31, 2018. The fair value of these agreements are determined through a third party valuation model used by the Company’s counterparty bank, which uses observable market data such as cash LIBOR rates, prices of Eurodollar future contracts and market swap rates. The fair values of these swaps are recorded as components of other assets and other liabilities in the Company’s condensed consolidated balance sheet. Changes in the fair value of these swaps, which occur due to changes in interest rates, are recorded in the Company’s income statement as a component of noninterest income. Since the terms of the swap agreements between the Company and its borrowers have been matched with the terms of swap agreements with another financial institution, the adjustments for the change in their fair value offset each other in noninterest income.

Although changes in the fair value of swap agreements between the Company and borrowers and the Company and other financial institutions offset each other, changes in the credit risk of these counterparties may result in a difference in the fair value of these swap agreements. Offsetting swap agreements the Company has with other financial institutions are collateralized with cash, and swap agreements with borrowers are secured by the collateral arrangements for the underlying loans these borrowers have with the Company. During the nine months ended September 30, 2019 and 2018, there were no losses recorded on swap agreements attributable to the change in credit risk associated with a counterparty. All interest rate swap agreements entered into by the Company as of September 30, 2019 and December 31, 2018 are not designated as hedging instruments.

The following tables summarize the Company's derivative instruments, included in “other assets” and “other liabilities” in the consolidated statements of financial condition:

	September 30, 2019
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts	$48,932	$2,853	$48,932	$2,853
Total derivative instruments	$48,932	$2,853	$48,932	$2,853

	December 31, 2018
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts	$57,502	$1,681	$57,502	$1,681
Total derivative instruments	$57,502	$1,681	$57,502	$1,681

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

Financial instruments that are eligible for offset in the consolidated statements of financial condition as of September 30, 2019 are presented in the table below:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (1)	Net Amount
	(dollars in thousands)
September 30, 2019
Financial assets:
Derivatives not designated as hedging instruments	$2,853	$—	$2,853	$—	$—	$2,853
Total	$2,853	$—	$2,853	$—	$—	$2,853

Financial liabilities:
Derivatives not designated as hedging instruments	$2,853	$—	$2,853	$—	$(2,750)	$103
Total	$2,853	$—	$2,853	$—	$(2,750)	$103

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

Note 13 – Leases

The Company accounts for its leases in accordance with ASC 842, which was implemented on January 1, 2019, and requires the Company to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased asset. The Company’s leases primarily represent future obligations to make payments for the use of buildings or space for its operations. Liabilities to make future lease payments are recorded in accrued expenses and other liabilities, while right-of-use assets are recorded in other assets in the Company’s consolidated balance sheets. At September 30, 2019, all of the Company’s leases were classified as operating leases or short-term leases. Liabilities to make future lease payments and right of use assets are recorded for operating leases and not short-term leases. These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Company believes it has an economic incentive to extend or renew the lease. Future contractual base rents are discounted using the rate implicit in the lease or using the Company’s estimated incremental borrowing rate if the rate implicit in the lease is not readily determinable. For leases that contain variable lease payments, the Company assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the term of the associated lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion in the related liability to make future lease payments.

For the three and nine months ended September 30, 2019, lease expense totaled $3.5 million and $10.3 million, respectively, and was recorded in premises and occupancy expense in the consolidated statements of income. For the three and nine months ended September 30, 2019, lease expense attributable to operating leases totaled approximately $2.9 million and $8.4 million, respectively. Lease expense attributable to short-term leases for the three and nine ended September 30, 2019 totaled approximately $575,000 and $1.9 million, respectively. Short-term leases are leases that have a term of 12 months or less at commencement.

The following table presents supplemental information related to operating leases as of the period indicated:

September 30, 2019
(dollars in thousands)
Balance Sheet:
Operating lease right of use assets	$42,065
Operating lease liabilities	44,973
Cash Flows:
Operating cash flows from operating leases	8,786

The following table provides information related to minimum contractual lease payments and other information associated with the Company’s leases as of September 30, 2019:

	2019	2020	2021	2022	2023	Thereafter	Total
	(dollars in thousands)
Contractual base rents (1):
Operating leases	$2,798	$9,354	$9,773	$9,327	$8,346	$13,619	$53,217
Short-term leases	218	79	—	—	—	—	297
Total contractual base rents	$3,016	$9,433	$9,773	$9,327	$8,346	$13,619	$53,514

Total liability to make lease payments							$44,973
Difference in undiscounted and discounted future lease payments							$8,541
Weighted average discount rate							6.26%
Weighted average remaining lease term (years)							5.5

(1) Contractual base rents reflect options to extend and renewals, and do not include property taxes and other operating expenses due under respective lease agreements.

The Company from time to time leases portions of space it owns to other parties. Income received from these transactions is recorded on a straight-line basis over the term of the sublease. For the three months ended September 30, 2019 and 2018, rental income totaled $25,000 and $140,000, respectively. For the nine months ended September 30, 2019 and 2018, rental income totaled $116,000 and $389,000, respectively.

The following table provides information related to minimum contractual lease payments for the periods indicated below as of December 31, 2018 (1):

	2019	2020	2021	2022	2023	Thereafter	Total
	(dollars in thousands)
Minimum contractual lease payments	$11,468	$10,869	$10,133	$9,296	$8,124	$10,518	$60,408
(1) Contractual base rents in the table above are reflective of future lease obligations under ASC 840, prior to the implementation of ASC 842. The amounts in the table above do not reflect extensions or renewals and do not include property taxes and other operating expenses due under respective lease agreements. The amounts in the table above also reflect future lease obligations for certain leases that had not yet commenced as of December 31, 2018.

Note 14 – Revenue Recognition

The Company earns revenue from a variety of sources. The Company’s principal source of revenue is interest income on loans, investment securities and other interest earning assets, while the remainder of the Company’s revenue is earned from a variety of fees, service charges, gains and losses, and other income, all of which are classified as noninterest income. Revenue from interest on loans and investment securities is accounted for on an accrual basis using the interest method, while revenue from other sources is accounted for under other applicable U.S. GAAP as well as ASC 606 - Revenue from Contracts with Customers. Revenue streams within the scope of and accounted for under ASC 606 include: service charges and fees on deposit accounts, debit card interchange fees, fees from other services the Company provides its customers and gains and losses from the sale of other real estate owned and property, premises and equipment. ASC 606 requires revenue to be recognized when the Company satisfies the related performance obligations by transferring to the customer a good or service. The recognition of revenue under ASC 606 requires the Company to first identify the contract with the customer, identify the associated performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and finally recognize revenue when the performance obligations have been satisfied and the good or service has been transferred. The majority of the Company’s contracts with customers associated with revenue streams that are within the scope of ASC 606 are considered short-term in nature, can be canceled at any time by the customer or the Company without penalty, such as a deposit account agreement, and are satisfied at a point in time. These revenue streams are included in noninterest income.

The following tables provide a summary of the Company’s revenue streams, including those that are within the scope of ASC 606 and those that are accounted for under other applicable U.S. GAAP:

	Three Months Ended
	September 30, 2019		June 30, 2019		September 30, 2018
	Within Scope(1)	Out of Scope(2)	Within Scope(1)	Out of Scope(2)	Within Scope(1)	Out of Scope(2)
	(dollars in thousands)
Interest income:
Loans	$—	$122,974	$—	$121,860	$—	$119,271
Investment securities and other interest-earning assets	—	9,630	—	10,554	—	9,605
Total interest income	—	132,604	—	132,414	—	128,876
Noninterest income:
Loan servicing fees	—	546	—	409	—	400
Service charges on deposit accounts	1,440	—	1,441	—	1,570	—
Other service fee income	360	—	363	—	317	—
Debit card interchange income	421	—	1,145	—	1,061	—
Earnings on bank-owned life insurance	—	861	—	851	—	1,270
Net gain from sales of loans	—	2,313	—	902	—	2,029
Net gain from sales of investment securities	—	4,261	—	212	—	1,063
Other income	592	636	544	457	(446)	976
Total noninterest income	2,813	8,617	3,493	2,831	2,502	5,738
Total revenues	$2,813	$141,221	$3,493	$135,245	$2,502	$134,614
(1) Revenues from contracts with customers accounted for under ASC 606.
(2) Revenues not within the scope of ASC 606 and accounted for under other applicable U.S. GAAP requirements.

	Nine Months Ended
	September 30, 2019		September 30, 2018
	Within Scope(1)	Out of Scope(2)	Within Scope(1)	Out of Scope(2)
	(dollars in thousands)
Interest income:
Loans	$—	$366,310	$—	$289,069
Investment securities and other interest-earning assets	—	29,951	—	23,333
Total interest income	—	396,261	—	312,402
Noninterest income:
Loan servicing fees	—	1,353	—	1,037
Service charges on deposit accounts	4,211	—	3,777	—
Other service fee income	1,079	—	632	—
Debit card interchange income	2,637	—	3,187	—
Earnings on bank-owned life insurance	—	2,622	—	2,498
Net gain from sales of loans	—	4,944	—	8,830
Net gain from sales of investment securities	—	4,900	—	1,399
Other income	1,328	2,361	84	2,613
Total noninterest income	9,255	16,180	7,680	16,377
Total revenues	$9,255	$412,441	$7,680	$328,779
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

Other Income

Other income generally consists of recoveries on acquired loans, which were fully charged off and had no book value prior to their acquisition, and gains and (losses) on debt extinguishment. These revenue streams are excluded from the scope of ASC 606 and is accounted for under other applicable U.S. GAAP provisions. Other income also consists of other miscellaneous fees, which are accounted for under ASC 606; however, much like service charges on deposit accounts, these fees have performance obligations that are very short-term in nature and are typically satisfied at a point in time. Revenue is typically recorded at the time these fees are collected, which is generally upon the completion the related transaction or service provided.

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

At September 30, 2019, the Company did not have any material contract assets or liabilities in its consolidated financial statements related to revenue streams within the scope of ASC 606, and there were no material changes in those balances during the reporting period.

Note 15 – Subsequent Events

Quarterly Cash Dividend

On October 18, 2019, the Corporation’s Board of Directors declared a cash dividend of $0.22 per share, payable on November 15, 2019 to shareholders of record on November 1, 2019.

Redemption of Subordinated Notes

On October 7, 2019, the Company used a portion of the proceeds from the issuance of the Notes II in May 2019 to redeem all $3.1 million outstanding principal amount of floating rate junior subordinated debt securities associated with Mission Community Capital Trust I, a statutory business trust created under the laws of the State of Delaware, assumed as part of the HEOP acquisition. Prior to redemption, the junior subordinated debt securities carried an interest rate of three-month LIBOR plus 2.95% per annum, for an effective rate of 5.25% per annum, and were scheduled to mature on October 7, 2033. The junior subordinated debt securities were called at par, plus accrued and unpaid interest, for an aggregate amount of $3.1 million, and the associated business trust was dissolved. The Company recorded a loss on early debt extinguishment of $290,000 related to purchase accounting fair value adjustments. For further detail on junior subordinated debt securities, see Note 8 to the Consolidated Financial Statements in this Form 10-Q.

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

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•	The strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;

•	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);

•	The impact of changes in financial services policies, laws and regulations, including those concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

•	Inflation/deflation, interest rate, market and monetary fluctuations;

•	Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021;

•
The effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the FASB or other accounting standards setters, including ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the Current Expected Credit Loss (“CECL”) model, which will change how we estimate credit losses and may increase the required level of our allowance for credit losses after adoption on January 1, 2020;

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

•	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•	The effectiveness of our risk management framework and quantitative models;

•	Changes in the level of our nonperforming assets and charge-offs;

•	The effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;

•	Our ability to attract deposits and other sources of liquidity;

•	Changes in the financial performance and/or condition of our borrowers;

•	Natural disasters, earthquakes, fires, and severe weather;

•	Unanticipated regulatory or judicial proceedings; and

•	Our ability to manage the risks involved in the foregoing.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking information and statements to reflect actual results or changes in the factors affecting the forward-looking information and statements. For information on the factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our 2018 Annual Report in addition to Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q and other reports as filed with the SEC.

Forward-looking information and statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us. Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov.

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Annual Report, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the year ending December 31, 2019.

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

We provide banking services within our targeted markets in California, Arizona, Nevada and Washington to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve. Additionally, through our Homeowners’ Associations (“HOA”) Banking and Lending and Franchise Capital units we can provide customized cash management, electronic banking services and credit facilities to HOAs, HOA management companies and quick service restaurant (“QSR”) franchise owners nationwide. Our corporate headquarters are located in Irvine, California. At September 30, 2019, the Bank operated 41 full-service depository branches located in California in the counties of Orange, Los Angeles, Riverside, San Bernardino, San Diego, San Luis Obispo and Santa Barbara, California as well as markets in Pima and Maricopa Counties, Arizona, Clark County, Nevada and Clark County, Washington. Through our branches and our web site at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking and on-line bill payment. We also offer a variety of loan products, including commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans and home equity loans. The Bank funds its lending and investment activities with retail and commercial deposits obtained through its branches, advances from the FHLB, lines of credit and wholesale and brokered certificates of deposit.

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

Liabilities to make lease payments and right-of-use assets are determined based on the total contractual base rents for each lease, discounted at the rate implicit in the lease or at the Company’s estimated incremental borrowing rate if the rate is not implicit in the lease. The Company measures future base rents based on the minimum payments specified in the lease agreement, giving consideration for periodic contractual rent increases which are based on an escalation rate or a specified index. When future rent payments are based on an index, the Company uses the index rate observed at the time of lease commencement to measure future lease payments. Liabilities to make lease payments are accounted for using the interest method, which are reduced by periodic rent payments, net of interest accretion. Right-of-use assets for finance leases are amortized on a straight-line basis over the term of the lease, while right-of-use assets for operating leases are amortized over the term of the lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion on the related liability to make lease payments. Expense recognition for finance leases is representative of the sum of periodic amortization of the associated right-of-use asset as well as the periodic interest accretion on the liability to make lease payments. Expense recognition for operating leases is recorded on a straight-line basis. As of September 30, 2019, all of the Company’s leases were classified as either operating leases or short-term leases.

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

NON-U.S. GAAP MEASURES

The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures and may not be comparable to non-GAAP financial measures that may be presented by other companies.

For periods presented below, return on average tangible common equity is a non-U.S. GAAP financial measure derived from U.S. GAAP-based amounts. We calculate this figure by excluding CDI amortization expense and excluding the average CDI and average goodwill from the average stockholders’ equity during the period. Management believes that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
	(dollars in thousands)
Net income	$41,375	$38,527	$28,392	$118,620	$83,697
Plus: CDI amortization expense	4,281	4,281	4,693	12,998	8,963
Less: CDI amortization expense tax adjustment (1)	1,240	1,240	1,011	3,768	2,178
Net income for average tangible common equity	$44,416	$41,568	$32,074	$127,850	$90,482

Average stockholders’ equity	$1,990,311	$1,999,986	$1,908,398	$1,994,047	$1,483,711
Less: average CDI	90,178	94,460	108,258	94,508	63,657
Less: average goodwill	808,322	808,778	805,116	808,607	598,654
Average tangible common equity	$1,091,811	$1,096,748	$995,024	$1,090,932	$821,400

Return on average equity (2)	8.32%	7.71%	5.95%	7.93%	7.52%
Return on average tangible common equity (2)	16.27%	15.16%	12.89%	15.63%	14.69%
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

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
U.S. GAAP Reconciliation

	September 30,	December 31,
	2019	2018
	(dollars in thousands)
Total stockholders’ equity	$1,988,998	$1,969,697
Less: Intangible assets	895,882	909,282
Tangible common equity	$1,093,116	$1,060,415

Book value per share	$33.50	$31.52
Less: intangible book value per share	15.09	14.55
Tangible book value per share	$18.41	$16.97

Total assets	$11,811,497	$11,487,387
Less: Intangible assets	895,882	909,282
Tangible assets	$10,915,615	$10,578,105

Tangible common equity ratio	10.01%	10.02%

For periods presented below, efficiency ratio is a non-U.S. GAAP financial measure derived from U.S. GAAP-based amounts. This figure represents the ratio of noninterest expense less other real estate owned operations, core deposit intangible amortization and merger-related expense to the sum of net interest income before provision for loan losses and total noninterest income, less gain/(loss) on sale of securities, other-than-temporary impairment recovery/(loss) on investment securities, gain/(loss) on sale of other real estate owned and gain/(loss) from debt extinguishment. Management believes that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
	(dollars in thousands)
Total noninterest expense	$65,336	$63,936	$82,782	$192,849	$182,666
Less: CDI amortization	4,281	4,281	4,693	12,998	8,963
Less: merger-related expense	(4)	5	13,978	656	15,857
Less: other real estate owned operations, net	64	62	—	129	3
Noninterest expense, adjusted	$60,995	$59,588	$64,111	$179,066	$157,843

Net interest income before provision for loan losses	$112,335	$110,641	$112,713	$334,382	$275,165
Add: total noninterest income loss	11,430	6,324	8,240	25,435	24,057
Less: net gain loss from investment securities	4,261	212	1,063	4,900	1,399
Less: OTTI impairment - securities	2	—		2	4
Less: net gain (loss) from other real estate owned	(20)	72	(6)	(52)	(24)
Less net gain (loss) from debt extinguishment	(214)	—	—	(214)	—
Revenue, adjusted	$119,736	$116,681	$119,896	$355,181	$297,843

Efficiency ratio	50.9%	51.1%	53.5%	50.4%	53.0%

Core net interest income and core net interest margin are non-U.S. GAAP financial measures derived from U.S. GAAP-based amounts. We calculate core net interest income by excluding scheduled accretion income, accelerated accretion income, CD mark-to-market and nonrecurring nonaccrual interest paid from net interest income. The core net interest margin is calculated as the ratio of core net interest income to average interest-earning assets. Management believes that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Net interest income	$112,335	$110,641	$112,713	$334,382	$275,165
Less: scheduled accretion income	2,161	2,387	2,837	7,121	6,190
Less: accelerated accretion income	3,865	2,563	1,302	7,660	3,581
Less: CD mark-to-market	124	124	491	449	1,326
Less: nonrecurring nonaccrual interest paid	37	107	380	302	380
Core net interest income	$106,148	$105,460	$107,703	$318,850	$263,688

Average interest-earning assets	$10,228,878	$10,363,988	$10,202,222	$10,310,300	$8,314,759

Net interest margin	4.36%	4.28%	4.38%	4.34%	4.42%
Core net interest margin	4.12%	4.08%	4.19%	4.13%	4.24%

RESULTS OF OPERATIONS

The following table presents the components of results of operations, share data and performance ratios for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
	(dollar in thousands, except per share data and percentages)
Operating Data
Interest income	$132,604	$132,414	$128,876	$396,261	$312,402
Interest expense	20,269	21,773	16,163	61,879	37,237
Net interest income	112,335	110,641	112,713	334,382	275,165
Provision for credit losses	1,562	334	1,981	3,422	5,995
Net interest income after provision for credit losses	110,773	110,307	110,732	330,960	269,170
Net gains from loan sales	2,313	902	2,029	4,944	8,830
Other noninterest income	9,117	5,422	6,211	20,491	15,227
Noninterest expense	65,336	63,936	82,782	192,849	182,666
Income before income tax	56,867	52,695	36,190	163,546	110,561
Income tax	15,492	14,168	7,798	44,926	26,864
Net income	$41,375	$38,527	$28,392	$118,620	$83,697
Share Data
Net income per share:
Basic	$0.69	$0.62	$0.46	$1.93	$1.63
Diluted	0.69	0.62	0.46	1.92	1.61
Dividends declared per share	0.22	0.22	—	0.66	—
Dividend payout ratio (1)	31.86%	35.42%	—%	34.21%	—%
Performance Ratios
Return on average assets (2)	1.44%	1.33%	1.00%	1.37%	1.21%
Return on average equity (2)	8.32	7.71	5.95	7.93	7.52
Return on average tangible common equity (2)	16.27	15.16	12.89	15.63	14.69
Average equity to average assets	17.36	17.26	16.76	17.28	16.14
Efficiency ratio (3)	50.9	51.1	53.5	50.4	53.0

(1) Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.
(2) Ratio is annualized.
(3) Represents the ratio of noninterest expense less other real estate owned operations, core deposit intangible amortization and merger-related expense to the sum of net interest income before provision for credit losses and total noninterest income, less gains/(loss) on sale of securities, other-than-temporary impairment recovery/(loss) on investment securities, and gain/(loss) from other real estate owned and gain/(loss) from debt extinguishment.

In the third quarter of 2019, we reported net income of $41.4 million, or $0.69 per diluted share. This compares with net income of $38.5 million, or $0.62 per diluted share, for the second quarter of 2019. The increase was driven by a $5.1 million increase in noninterest income and a $1.7 million increase in net interest income, partially offset by $1.4 million increase in noninterest expense and increases in income tax expense of $1.3 million and provision for credit losses of $1.2 million.

Net income of $41.4 million, or $0.69 per diluted share, for the third quarter of 2019 compares to net income for the third quarter of 2018 of $28.4 million, or $0.46 per diluted share. The increase in net income of $13.0 million during the third quarter of 2019 compared to the third quarter of 2018 was primarily due to a $17.4 million decrease in noninterest expense, including a $14.0 million decline in merger-related expense and a $2.4 million decrease in compensation and benefits expense, and a $3.2 million increase in noninterest income, partially offset by a $7.7 million increase in income tax expense and a $378,000 decrease in net interest income. The decrease in net interest income was a result of an increase in our cost of funds since the end of the third quarter of 2018, partially offset by average interest-earning asset growth of $26.7 million, which resulted primarily from investment securities purchases and organic loan growth since the end of the third quarter of 2018.

For the three months ended September 30, 2019, the Company’s return on average assets was 1.44% and return on average tangible common equity was 16.27%. For the three months ended June 30, 2019, the return on average assets was 1.33% and the return on average tangible common equity was 15.16%. For the three months ended September 30, 2018, the return on average assets was 1.00% and the return on average tangible common equity was 12.89%.

For the nine months ended September 30, 2019, the Company recorded net income of $118.6 million, or $1.92 per diluted share. This compares with net income of $83.7 million or $1.61 per diluted share for the nine months ended September 30, 2018. The increase in net income of $34.9 million was mostly due to the $59.2 million increase in net interest income, partially offset by $18.1 million increase in income tax expense. The increase in net interest income was partially offset by growth in noninterest expense of $10.2 million, including increases in all major categories, including $6.7 million in compensation and benefits expenses, $5.6 million in premises and occupancy expense, $4.0 million in CDI amortization, $3.9 million in deposit expense, $2.7 million in legal, audit and professional expense and $2.6 million in other expense, partially offset by a $15.2 million decrease in merger related expense. Prior period comparisons for the year-to-date results are impacted by the acquisition of Grandpoint in the third quarter of 2018.

For the nine months ended September 30, 2019, the Company’s return on average assets was 1.37% and return on average tangible common equity was 15.63%, compared with a return on average assets of 1.21% and a return on average tangible common equity of 14.69% for the nine months ended September 30, 2018.

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between the interest earned on loans, investment securities and interest earning balances with financial institutions (“interest-earning assets”) and the interest paid on deposits and borrowings (“interest-bearing liabilities”). Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income is affected by changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities.

Net interest income totaled $112.3 million in the third quarter of 2019, an increase of $1.7 million, or 1.5%, from the second quarter of 2019. The increase in net interest income reflected one more day of interest, higher accretion and loan-related fee income, lower cost of funds driven primarily by lower average balances of Federal Home Loan Bank of San Francisco (“FHLB”) advances and rates, partially offset by slightly lower interest-earning asset yields and average balances.

The net interest margin for the third quarter of 2019 was 4.36%, compared with 4.28% in the prior quarter. The increase was primarily driven by higher accretion income of $6.0 million compared to $5.0 million in the prior quarter. Our core net interest margin, which excludes the impact of accretion, increased four basis points to 4.12%, compared to 4.08% in the prior quarter. The increase in our core net interest margin was primarily attributable to higher loan-related fees and lower cost of funds.

Net interest income for the third quarter of 2019 decreased $378,000, or 0.3%, compared to the third quarter of 2018. The decrease was primarily related to an increase in cost of funds since the end of the third quarter of 2018, partially offset by an increase in average interest-earning asset balances, which resulted primarily from investment securities purchases and organic loan growth since the end of the third quarter of 2018.

For the first nine months ended 2019, net interest income increased $59.2 million, or 21.5%, compared to the first nine months ended 2018. The increase was related to an increase in average interest-earning assets of $2.0 billion, which resulted primarily from our acquisition of Grandpoint in the third quarter of 2018, and organic loan growth since the end of the first nine months ended 2018.

The following table presents the interest spread, net interest margin, average balances calculated based on daily average, interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities, and the average yield/rate by asset and liability component for the periods indicated:

	Average Balance Sheet
	Three Months Ended
	September 30, 2019			June 30, 2019			September 30, 2018
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$188,693	$403	0.85%	$187,963	$435	0.93%	$339,064	$898	1.05%
Investment securities	1,311,649	9,227	2.81	1,396,585	10,119	2.90	1,198,362	8,707	2.91
Loans receivable, net (1)(2)	8,728,536	122,974	5.59	8,779,440	121,860	5.57	8,664,796	119,271	5.46
Total interest-earning assets	10,228,878	132,604	5.14	10,363,988	132,414	5.12	10,202,222	128,876	5.01
Noninterest-earning assets	1,232,963			1,221,985			1,185,882
Total assets	$11,461,841			$11,585,973			$11,388,104
Liabilities and equity
Interest-bearing deposits:
Interest checking	$553,588	$688	0.49	$543,473	$535	0.39	$532,246	$480	0.36
Money market	3,107,570	7,736	0.99	2,978,065	7,305	0.98	3,143,556	6,391	0.81
Savings	239,601	103	0.17	242,483	92	0.15	264,453	97	0.15
Retail certificates of deposit	1,044,174	4,867	1.85	1,025,404	4,610	1.80	1,059,416	3,417	1.28
Wholesale/brokered certificates of deposit	398,110	2,484	2.48	555,963	3,449	2.49	316,524	1,557	1.95
Total interest-bearing deposits	5,343,043	15,878	1.18	5,345,388	15,991	1.20	5,316,195	11,942	0.89
FHLB advances and other borrowings	214,264	1,214	2.25	491,706	3,083	2.51	473,197	2,494	2.09
Subordinated debentures	222,715	3,177	5.71	183,639	2,699	5.88	110,203	1,727	6.27
Total borrowings	436,979	4,391	3.99	675,345	5,782	3.43	583,400	4,221	2.87
Total interest-bearing liabilities	5,780,022	20,269	1.39	6,020,733	21,773	1.45	5,899,595	16,163	1.09
Noninterest-bearing deposits	3,533,797			3,426,508			3,473,056
Other liabilities	157,711			138,746			107,055
Total liabilities	9,471,530			9,585,987			9,479,706
Stockholders’ equity	1,990,311			1,999,986			1,908,398
Total liabilities and equity	$11,461,841			$11,585,973			$11,388,104
Net interest income		$112,335			$110,641			$112,713

Net interest margin (3)			4.36%			4.28%			4.38%
Cost of deposits			0.71			0.73			0.54
Cost of funds (4)			0.86			0.92			0.68
Ratio of interest-earning assets to interest-bearing liabilities			176.97			172.14			172.93

(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums.
(2) Interest income includes net discount accretion of $6.0 million, $5.0 million and $4.1 million, respectively.
(3) Represents annualized net interest income divided by average interest-earning assets.
(4) Represents annualized total interest expense divided by the sum of average total interest-bearing liabilities and noninterest-bearing deposits.

	Average Balance Sheet
	Nine Months Ended
	September 30,
	2019			2018
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$183,478	$1,216	0.89%	$218,156	$1,488	0.91%
Investment securities	1,335,618	28,735	2.87	1,035,464	21,845	2.81
Loans receivable, net (1)(2)	8,791,204	366,310	5.57	7,061,139	289,069	5.47
Total interest-earning assets	10,310,300	396,261	5.14	8,314,759	312,402	5.02
Noninterest-earning assets	1,226,442			877,794
Total assets	$11,536,742			$9,192,553
Liabilities and equity
Interest-bearing deposits:
Interest checking	$544,457	$1,697	0.42	$410,700	$711	0.23
Money market	3,000,198	21,575	0.96	2,509,753	13,493	0.72
Savings	243,865	281	0.15	235,975	259	0.15
Retail certificates of deposit	1,023,798	13,535	1.77	853,803	7,096	1.11
Wholesale/brokered certificates of deposit	442,721	8,065	2.44	347,663	4,053	1.56
Total interest-bearing deposits	5,255,039	45,153	1.15	4,357,894	25,612	0.79
FHLB advances and other borrowings	490,062	9,099	2.48	478,814	6,642	1.85
Subordinated debentures	172,644	7,627	5.89	106,877	4,983	6.22
Total borrowings	662,706	16,726	3.37	585,691	11,625	2.65
Total interest-bearing liabilities	5,917,745	61,879	1.40	4,943,585	37,237	1.01
Noninterest-bearing deposits	3,480,560			2,686,654
Other liabilities	144,390			78,603
Total liabilities	9,542,695			7,708,842
Stockholders’ equity	1,994,047			1,483,711
Total liabilities and equity	$11,536,742			$9,192,553
Net interest income		$334,382			$275,165

Net interest margin (3)			4.34%			4.42%
Cost of deposits			0.69			0.49
Cost of funds (4)			0.88			0.65
Ratio of interest-earning assets to interest-bearing liabilities			174.23			168.19

(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums.
(2) Interest income includes net discount accretion of $14.8 million and $9.8 million, respectively.
(3) Represents annualized net interest income divided by average interest-earning assets.
(4) Represents annualized total interest expense divided by the sum of average total interest-bearing liabilities and noninterest-bearing deposits.

Changes in our net interest income are a function of changes in volumes, days in a period and rates of interest-earning assets and interest-bearing liabilities. The following table presents the impact that the volume, days in a period and rate changes have had on our net interest income for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•	Changes in volume (changes in volume multiplied by prior rate);

•	Changes in days in a period (changes in days in a period multiplied by daily interest);

•	Changes in interest rates (changes in interest rates multiplied by prior volume and includes the recognition of discounts/premiums and deferred fees/costs); and

•	The net change or the combined impact of volume, days in a period and rate changes allocated proportionately to changes in volume, days in a period and changes in interest rates.

	Three Months Ended September 30, 2019 Compared to Three Months Ended June 30, 2019 Increase (decrease) due to
	Volume	Days	Rate	Net
	(dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$2	$4	$(38)	$(32)
Investment securities	(591)	—	(301)	(892)
Loans receivable, net	(586)	1,337	363	1,114
Total interest-earning assets	(1,175)	1,341	24	190
Interest-bearing liabilities
Interest checking	10	7	136	153
Money market	281	84	66	431
Savings	(1)	1	11	11
Retail certificates of deposit	81	53	123	257
Wholesale/brokered certificates of deposit	(978)	27	(14)	(965)
FHLB advances and other borrowings	(1,591)	13	(291)	(1,869)
Subordinated debentures	553	—	(75)	478
Total interest-bearing liabilities	(1,645)	185	(44)	(1,504)
Change in net interest income	$470	$1,156	$68	$1,694

	Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018 Increase (decrease) due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$(346)	$(149)	$(495)
Investment securities	818	(298)	520
Loans receivable, net	874	2,829	3,703
Total interest-earning assets	1,346	2,382	3,728
Interest-bearing liabilities
Interest checking	20	188	208
Money market	(73)	1,418	1,345
Savings	(14)	20	6
Retail certificates of deposit	(48)	1,498	1,450
Wholesale/brokered certificates of deposit	451	476	927
FHLB advances and other borrowings	(1,488)	208	(1,280)
Subordinated debentures	1,588	(138)	1,450
Total interest-bearing liabilities	436	3,670	4,106
Change in net interest income	$910	$(1,288)	$(378)

	Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018 Increase (decrease) due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$(239)	$(33)	$(272)
Investment securities	6,417	473	6,890
Loans receivable, net	71,877	5,364	77,241
Total interest-earning assets	78,055	5,804	83,859
Interest-bearing liabilities
Interest checking	278	708	986
Money market	2,987	5,095	8,082
Savings	22	—	22
Retail certificates of deposit	1,614	4,825	6,439
Wholesale/brokered certificates of deposit	1,312	2,700	4,012
FHLB advances and other borrowings	159	2,298	2,457
Subordinated debentures	3,048	(404)	2,644
Total interest-bearing liabilities	9,420	15,222	24,642
Change in net interest income	$68,635	$(9,418)	$59,217

Provision for Credit Losses

A provision for credit losses of $1.6 million was recorded for the third quarter of 2019, compared with a provision for credit losses of $334,000 for the second quarter of 2019 and $2.0 million for the third quarter of 2018. The increase in provision for credit losses compared to the second quarter of 2019 was primarily due to the replenishment of $1.4 million of net charge-offs in the third quarter compared to $360,000 net replenishment in the second quarter. Provision for credit losses for the third quarter of 2019 decreased $419,000 compared to the third quarter of 2018 primarily driven by lower loan balances and commitments and continued strength in the asset quality.

The increase in provision for unfunded commitments compared to the second quarter of 2019 was attributable to higher loan commitments as of September 30, 2019. The decrease in provision for unfunded commitments compared to the third quarter of 2018 was attributable to lower loan commitments as of September 30, 2019.

	Three Months Ended
	September 30,	June 30,	September 30,
	2019	2019	2018
Provision for Credit Losses	(dollars in thousands)
Provision for loan losses	$1,365	$742	$1,646
Provision for unfunded commitments	197	(408)	335
Total provision for credit losses	$1,562	$334	$1,981

For the first nine months of 2019, we recorded a $3.4 million provision for credit losses, a decrease from $6.0 million recorded for the first nine months of 2018. The decrease in provision for credit losses was primarily driven by continued strength in asset quality and a reduction in the reserve for unfunded commitments.

The reduction of provision for unfunded commitments was attributable to lower loan commitments as of September 30, 2019 compared to the nine months ended September 30, 2018.

	Nine Months Ended
	September 30,	September 30,
	2019	2018
Provision for Credit Losses	(dollars in thousands)
Provision for loan losses	$4,119	$5,252
Provision for unfunded commitments	(697)	743
Total provision for credit losses	$3,422	$5,995
For purchased credit impaired loans, charge-offs are recorded when there is a decrease in the estimated cash flows of the credit from original cash flow estimates. Purchased credit impaired loans were recorded at their estimated fair value, which incorporated our estimated expected cash flows until the ultimate resolution of these credits. To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan losses or charge-offs will be recognized into earnings or against the allowance, if applicable. To the extent actual or projected cash flows are more than originally estimated, the increase in cash flows is prospectively recognized in loan interest income. Due to the accounting rules associated with our purchased credit impaired loans, each quarter we are required to re-estimate cash flows, which could cause volatility in our reported net interest margin and provision for loan losses. During the nine months ended September 30, 2019, no additional allowance was recorded associated with certain purchased credit impaired loans. During the nine months ended September 30, 2018, an additional allowance of $112,000 was recorded. See “Allowance for Loan Losses” discussed below in this Quarterly Report on Form 10-Q.

Noninterest Income

The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
	(dollars in thousands)
Loan servicing fees	$546	$409	$400	$1,353	$1,037
Service charges on deposit accounts	1,440	1,441	1,570	4,211	3,777
Other service fee income	360	363	317	1,079	632
Debit card interchange fee income	421	1,145	1,061	2,637	3,187
Earnings on bank-owned life insurance	861	851	1,270	2,622	2,498
Net gain from sales of loans	2,313	902	2,029	4,944	8,830
Net gain from sales of investment securities	4,261	212	1,063	4,900	1,399
Other income	1,228	1,001	530	3,689	2,697
Total noninterest income	$11,430	$6,324	$8,240	$25,435	$24,057

Noninterest income for the third quarter of 2019 was $11.4 million, an increase of $5.1 million, or 80.7%, from the second quarter of 2019. The increase was primarily due to a $4.0 million increase in net gain from sales of investment securities and a $1.4 million increase in net gain from the sales of loans, partially offset by a $724,000 decrease in debit card interchange fee income. The decrease in debit card interchange fee income was the result of the Bank becoming a nonexempt institution, effective July 1, 2019, under the Durbin Amendment that regulates debit card interchange fee income.

During the third quarter of 2019, the Bank sold $26.3 million of Small Business Administration (“SBA”) loans for a net gain of $2.3 million, compared with the sale of $24.4 million of SBA loans for a net gain of $2.2 million during the prior quarter. The current quarter also included the sale of $684,000 of non-SBA loans for a net gain of $8,000 compared with sales of $82.5 million of non-SBA loans for a net loss of $1.3 million during the prior quarter.

Noninterest income for the third quarter of 2019 increased $3.2 million, or 38.7%, compared to the third quarter of 2018. The increase was primarily related to a $3.2 million increase in net gain from sales of investment securities as well as an $698,000 increase in other income, partially offset by a $640,000 decrease in debit card interchange fee income and a $409,000 decrease in earnings on bank-owned life insurance (“BOLI”), primarily the result of a death benefit received in the third quarter of 2018.

The increase in net gain from sales of loans for the third quarter of 2019 compared to the same period last year was primarily due to a higher premium on SBA loans sales of 109%, compared with 107% in the third quarter of 2018. During the third quarter of 2018, the Bank sold $29.9 million of SBA loans for a net gain of $2.0 million and did not sell any non-SBA loans.

For the first nine months of 2019, noninterest income totaled $25.4 million, an increase from $24.1 million for the first nine months of 2018. The increase was primarily related to a $3.5 million increase in net gain from sales of investment securities, as well as increases in loan servicing fees, service charges on deposit accounts, other service fee income, earnings from BOLI and other income, all totaling $2.3 million, which was partially offset by a $3.9 million decrease in net gain from sales of loans and $550,000 decrease in debit card interchange fee income.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
	(dollars in thousands)
Compensation and benefits	$35,543	$33,847	$37,901	$102,778	$96,048
Premises and occupancy	7,593	7,517	7,214	22,645	17,040
Data processing	3,094	3,036	4,095	9,060	9,544
Other real estate owned operations, net	64	62	—	129	3
FDIC insurance premiums	(10)	740	1,060	1,530	2,252
Legal, audit and professional expense	3,058	3,545	3,280	9,601	6,935
Marketing expense	1,767	1,425	1,569	4,689	4,451
Office, telecommunications and postage expense	1,200	1,311	1,538	3,721	3,733
Loan expense	1,137	1,005	1,139	3,015	2,324
Deposit expense	3,478	3,668	2,833	10,729	6,811
Merger-related expense	(4)	5	13,978	656	15,857
CDI amortization	4,281	4,281	4,693	12,998	8,963
Other expense	4,135	3,494	3,482	11,298	8,705
Total noninterest expense	$65,336	$63,936	$82,782	$192,849	$182,666

Noninterest expense totaled $65.3 million for the third quarter of 2019, an increase of $1.4 million, or 2.2%, compared to the second quarter of 2019. The increase was driven by a $1.7 million increase in compensation primarily as a result of increasing incentives and benefits expense and, to a lesser extent, a $641,000 increase in other expense. These increases were partially offset by a $750,000 decline in FDIC insurance premiums due to small institution assessment credits and a $487,000 decline in legal, audit and professional expense.

Noninterest expense decreased by $17.4 million, or 21.1%, compared to the third quarter of 2018. The decrease was primarily related to a reduction in merger-related expense and additional cost savings from personnel and operations from the acquisition of Grandpoint, partially offset by our continued investment in personnel to support our organic growth in loans and deposits.

Noninterest expense totaled $192.8 million for the first nine months of 2019, an increase of $10.2 million, or 5.6%, compared with the first nine months of 2018. The increase was primarily driven by increases of $6.7 million in compensation and benefits expense, $5.6 million in premises and occupancy expense, $4.0 million in CDI amortization, $3.9 million in deposit expense, $2.7 million in legal, audit and professional expense and $2.6 million in other expense, partially offset by a $15.2 million decrease in merger related expenses. The prior period comparisons for the year-to-date results are impacted by the acquisition of Grandpoint in the third quarter of 2018.

The Company’s efficiency ratio was 50.9% for the third quarter of 2019, compared to 51.1% for the second quarter of 2019 and 53.5% for the third quarter of 2018. The Company’s efficiency ratio was 50.4% for the first nine months of 2019, compared to 53.0% for the first nine months of 2018.

Income Taxes

For the three months ended September 30, 2019, June 30, 2019 and September 30, 2018, income tax expense was $15.5 million, $14.2 million and $7.8 million, respectively, and the effective income tax rate was 27.2%, 26.9% and 21.5%, respectively. For the nine months ended September 30, 2019 and 2018, income tax expense was $44.9 million and $26.9 million, respectively. The effective tax rate for the nine months ended September 30, 2019 and 2018 was 27.5% and 24.3%, respectively. The effective tax rate is affected by various items, including tax exempt income from municipal securities, BOLI income, tax credits from investments in low income housing tax credits (“LIHTC”) and the exercise of stock options and vesting of other stock-based compensation.

The effective tax rate for the third quarter of 2019, compared to the second quarter of 2019 was largely unchanged. The increase in the effective tax rate for the third quarter of 2019, compared to the third quarter of 2018 resulted from the absence of certain one-time adjustments recorded during the third quarter of 2018. These one-time adjustments were associated with the finalization of the 2017 tax returns in the third quarter of 2018, as well as favorable adjustments to income tax expense associated with the re-measurement of the Company’s net deferred tax assets resulting from the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).

The increase in the effective tax rate for the nine months ended September 30, 2019 compared to the same period last year was due primarily to the absence of significant benefits from the settlement of stock compensation awards that occurred largely in the first quarter of 2018, as well as the absence of one-time adjustments recorded in the third quarter of 2018 associated with the finalization of the 2017 tax returns and favorable adjustments to income tax expense associated with the re-measurement of net deferred tax assets associated with the passage of the Tax Act.

The total amount of unrecognized tax benefits was $2.9 million as of September 30, 2019 and December 31, 2018, primarily comprised of unrecognized tax benefits from the Plaza Bancorp acquisition during 2017. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $0 at September 30, 2019 and December 31, 2018. The Company does not believe that the unrecognized tax benefits will change within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued for $379,000 and $246,000 of such interest at September 30, 2019 and December 31, 2018, respectively. No amounts for penalties were accrued.

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

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of September 30, 2019 and December 31, 2018.

FINANCIAL CONDITION

At September 30, 2019, assets totaled $11.81 billion, an increase of $324.1 million, or 2.8%, from December 31, 2018. The increase was primarily due to increases in cash and cash equivalents, investment securities and other assets of $224.3 million, $148.7 million and $61.7 million, respectively. The increase in other assets were primarily due to the additions of a $42.1 million right-of-use asset as a result of the adoption of ASC 842 during the first quarter and two new low income housing tax credit investments of $10.0 million each during the second quarter of 2019. These increases were partially offset by decreases of $78.0 million in total loans, $15.6 million in deferred income taxes and $13.0 million in intangible assets.

Loans

Loans held for investment totaled $8.76 billion at September 30, 2019, a decrease of $79.3 million, or 0.9%, from December 31, 2018. The decrease was impacted by higher loan prepayments and payoffs and lower line utilization, partially offset by lower loan sales and higher loan purchases. Loan sales of $27.0 million included $26.3 million of SBA loans and $684,000 of non-SBA loans. The Bank also purchased $94.9 million of multifamily loans and $35.5 million of commercial non-owner occupied loans. Since December 31, 2018, consumer loans decreased $48.9 million, business loans decreased $34.9 million while real estate loans increased $4.5 million. Loans held for sale, which primarily represent the guaranteed portion of SBA and USDA loans that the Bank originates for sale, increased $1.4 million from December 31, 2018 to $7.1 million. The total end-of-period weighted average interest rate on loans, excluding fees and discounts, at September 30, 2019 was 5.00%, compared to 5.13% at December 31, 2018.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio, and gives the weighted average interest rate by loan category at the dates indicated:

	September 30, 2019			December 31, 2018
	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
	(dollars in thousands)
Business loans
Commercial and industrial	$1,233,938	14.1%	5.43%	$1,364,423	15.4%	5.83%
Franchise	894,023	10.2	5.57	765,416	8.7	5.40
Commercial owner occupied (1)	1,678,888	19.1	4.90	1,679,122	19.0	4.94
SBA	179,965	2.0	7.34	193,882	2.2	7.17
Agribusiness	119,633	1.4	5.25	138,519	1.6	5.46
Total business loans	4,106,447	46.8	5.32	4,141,362	46.9	5.44
Real estate loans
Commercial non-owner occupied	2,053,590	23.4	4.62	2,003,174	22.6	4.67
Multi-family	1,611,904	18.4	4.35	1,535,289	17.4	4.33
One-to-four family (2)	273,182	3.1	4.94	356,264	4.0	5.01
Construction	478,961	5.5	6.13	523,643	5.9	6.74
Farmland	171,667	2.0	4.70	150,502	1.7	4.80
Land	30,717	0.3	5.43	46,628	0.5	5.61
Total real estate loans	4,620,021	52.7	4.71	4,615,500	52.1	4.83
Consumer loans
Consumer loans	40,548	0.5	4.82	89,424	1.0	5.60
Gross loans held for investment (3)	8,767,016	100.0%	5.00%	8,846,286	100.0%	5.13%
Deferred loan origination (fees)/costs and (discounts)/premiums, net	(9,540)			(9,468)
Loans held for investment	8,757,476			8,836,818
Allowance for loan losses	(35,000)			(36,072)
Loans held for investment, net	$8,722,476			$8,800,746

Loans held for sale, at lower of cost or fair value	$7,092			$5,719
_____________________________
(1) Secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans held for investment for September 30, 2019 and December 31, 2018 are net of the unaccreted fair value net purchase discounts of $46.8 million and $61.0 million, respectively.

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally initiate proceedings to pursue our remedies under the loan documents. For loans secured by real estate, we record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. Loans delinquent 30 or more days as a percentage of loans held for investment were 0.13% at September 30, 2019, compared to 0.15% at December 31, 2018.

The following table sets forth delinquencies in the Company’s loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At September 30, 2019
Business loans
Commercial and industrial	4	$101	2	$3,105	4	$1,509	10	$4,715
Franchise	1	8	—	—	1	16	2	24
Commercial owner occupied	1	382	—	—	2	1,405	3	1,787
SBA	3	731	1	107	9	2,586	13	3,424
Real estate loans
Commercial non-owner occupied	—	—	—	—	2	777	2	777
One-to-four family	1	503	—	—	—	—	1	503
Total	10	$1,725	3	$3,212	18	$6,293	31	$11,230
Delinquent loans to loans held for investment		0.02%		0.04%		0.07%		0.13%

At December 31, 2018
Business loans
Commercial and industrial	6	$309	4	$1,204	5	$931	15	$2,444
Franchise	1	5,680	—	—	1	190	2	5,870
Commercial owner occupied	1	343	—	—	5	812	6	1,155
SBA	3	524	—	—	3	2,626	6	3,150
Real estate loans
Multi-family	1	14	—	—	—	—	1	14
One-to-four family	1	30	1	9	1	6	3	45
Consumer loans
Consumer	3	146	1	29	—	—	4	175
Total	16	$7,046	6	$1,242	15	$4,565	37	$12,853
Delinquent loans to loans held for investment		0.08%		0.02%		0.05%		0.15%
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

At September 30, 2019, our ALLL was $35.0 million, a decrease of $1.1 million from December 31, 2018. The decrease in the allowance for loan losses at September 30, 2019 was primarily due to lower loan balances, the release of specific reserves in conjunction with loan charge-offs and an overall improved asset quality profile. Net loan charge-offs amounted to $1.4 million and $5.2 million, respectively, for the three and nine months ended September 30, 2019, as compared to $87,000 and $882,000, respectively, for the three and nine months ended September 30, 2018. The increases in net charge-offs were primarily due to the charge-offs of $995,000 in the third quarter of 2019 related to two franchise loans to one borrower and the release of specific reserves of $2.5 million in the second quarter of 2019, $2.0 million of which was established during the first three months of 2019 and $169,000 was related to a property transferred to OREO.

At September 30, 2019, given the composition of our loan portfolio, as well as the unamortized fair value discount of loans acquired, the ALLL was considered adequate to cover probable incurred losses inherent in the loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the ALLL change, the Company’s estimate of probable incurred loan losses could also change and affect the level of future provisions for loan losses.

The following table sets forth the Company’s ALLL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	September 30, 2019			December 31, 2018
Balance at end of period applicable to	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
	(dollars in thousands)
Business loans
Commercial and industrial	$10,530	0.85%	14.1%	$10,821	0.79%	15.4%
Franchise	6,733	0.75	10.2	6,500	0.85	8.7
Commercial owner occupied	1,726	0.10	19.1	1,386	0.08	19.0
SBA	4,381	2.43	2.0	4,288	2.21	2.2
Agribusiness	2,366	1.98	1.4	3,283	2.37	1.6
Real estate loans
Commercial non-owner occupied	1,878	0.09	23.4	1,604	0.08	22.6
Multi-family	715	0.04	18.4	725	0.05	17.4
One-to-four family	691	0.25	3.1	805	0.23	4.0
Construction	4,158	0.87	5.5	5,166	0.99	5.9
Farmland	838	0.49	2.0	503	0.33	1.7
Land	633	2.06	0.3	772	1.66	0.5
Consumer loans
Consumer loans	351	0.54	0.5	219	0.24	1.0
Total	$35,000	0.40%	100.0%	$36,072	0.41%	100.0%

At September 30, 2019, the ratio of ALLL to loans held for investment was 0.40%, a slight decrease from 0.41% at December 31, 2018. Our remaining unamortized fair value discount on the loans acquired totaled $46.8 million at September 30, 2019, compared to $61.0 million at December 31, 2018.

The following table sets forth the activity within the Company’s ALLL in each of the loan categories listed for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
	(dollars in thousands)
Balance, beginning of period	$35,026	$37,856	$31,747	$36,072	$28,936
Provision for loan losses	1,365	742	1,646	4,119	5,252
Charge-offs:
Business loans:
Commercial and industrial	(290)	(393)	(100)	(985)	(1,011)
Franchise	(995)	(1,536)	—	(2,531)	—
Commercial owner occupied	—	—	—	—	—
SBA	(143)	(1,219)	(44)	(1,362)	(100)
Real estate:
Commercial non-owner occupied	(86)	(488)	—	(574)	—
Consumer loans:
Consumer loans	(11)	—	(85)	(16)	(137)
Total charge-offs	(1,525)	(3,636)	(229)	(5,468)	(1,248)
Recoveries:
Business loans:
Commercial and industrial	54	47	120	168	283
Commercial owner occupied	8	15	8	31	32
SBA	62	1	8	66	43
Real estate:
One-to-four family	1	1	—	2	1
Consumer loans:
Consumer loans	9	—	6	10	7
Total recoveries	134	64	142	277	366
Net loan charge-offs	(1,391)	(3,572)	(87)	(5,191)	(882)
Balance at end of period	$35,000	$35,026	$33,306	$35,000	$33,306

Ratios:
Annualized net charge-offs to average total loans, net	0.06%	0.16%	—%	0.04%	0.01%
Allowance for loan losses to loans held for investment at end of period	0.40%	0.40%	0.38%	0.40%	0.38%

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), troubled debt restructured loans, OREO, and other repossessed assets owned. It is our general policy to place a loan on nonaccrual status when the loan becomes 90 days or more past due or when collection of principal or interest appears doubtful.

Nonperforming assets totaled $8.2 million, or 0.07% of total assets at September 30, 2019, an increase from $5.0 million, or 0.04% of total assets at December 31, 2018. At September 30, 2019, nonperforming loans totaled $8.1 million, or 0.09% of loans held for investment, an increase from $4.9 million, or 0.05% of loans held for investment at December 31, 2018. Other real estate owned decreased to $126,000 at September 30, 2019 compared to $147,000 at December 31, 2018.

The increase in nonperforming assets during the nine month period ending September 30, 2019 was primarily attributable to the addition of nonperforming loans of $6.1 million, partially offset by the charge-off of several nonperforming loans totaling $1.2 million and the payoff of a single nonperforming SBA-guaranteed loan of $1.1 million.

The following table sets forth our composition of nonperforming assets at the dates indicated:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Nonperforming assets
Business loans:
Commercial and industrial	$2,950	$931
Franchise	16	190
Commercial owner occupied	1,405	599
SBA	2,586	2,739
Total business loans	6,957	4,459
Real estate:
Commercial non-owner occupied	777	—
One-to-four family	371	398
Total real estate loans	1,148	398
Consumer loans:
Total nonperforming loans	8,105	4,857
Other real estate owned	126	147
Other assets owned	—	13
Total nonperforming assets	$8,231	$5,017

Allowance for loan losses	$35,000	$36,072
Allowance for loan losses as a percent of total nonperforming loans	431.83%	742.68%
Nonperforming loans as a percent of loans held for investment	0.09	0.05
Nonperforming assets as a percent of total assets	0.07	0.04

Investment Securities

We primarily use our investment portfolio for liquidity purposes, capital preservation and to support our interest rate risk management strategies. Investments totaled $1.30 billion at September 30, 2019, an increase of $148.7 million, or 12.9%, from $1.15 billion at December 31, 2018. The increase was primarily the result of $605.5 million in purchases and a $50.4 million increase in mark-to-market fair value adjustment, partially offset by $413.6 million in sales and $93.7 million in calls, principal payments and amortization/accretion.

The following tables set forth the amortized cost, unrealized gains and losses and estimated fair value of our investment securities portfolio at the dates indicated:

	September 30, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$60,457	$3,733	$—	$64,190
Agency	251,329	10,778	(549)	261,558
Corporate	125,564	2,255	(17)	127,802
Municipal bonds	279,593	14,562	(56)	294,099
Collateralized mortgage obligation: residential	10,514	132	(4)	10,642
Mortgage-backed securities: residential	486,746	12,570	(952)	498,364
Total investment securities available-for-sale	1,214,203	44,030	(1,578)	1,256,655
Investment securities held-to-maturity:
Mortgage-backed securities: residential	38,686	967	(98)	39,555
Other	1,747	—	—	1,747
Total securities held-to-maturity	40,433	967	(98)	41,302
Total investment securities	$1,254,636	$44,997	$(1,676)	$1,297,957

	December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$59,688	$1,224	$—	$60,912
Agency	128,958	1,631	(519)	130,070
Corporate	104,158	291	(906)	103,543
Municipal bonds	238,914	1,941	(2,225)	238,630
Collateralized mortgage obligation: residential	24,699	64	(425)	24,338
Mortgage-backed securities: residential	554,751	1,112	(10,134)	545,729
Total investment securities available-for-sale	1,111,168	6,263	(14,209)	1,103,222
Investment securities held-to-maturity:
Mortgage-backed securities: residential	43,381	148	(686)	42,843
Other	1,829	—	—	1,829
Total investment securities held-to-maturity	45,210	148	(686)	44,672
Total investment securities	$1,156,378	$6,411	$(14,895)	$1,147,894

The following table sets forth the fair values and weighted average yields on our investment securities available-for-sale portfolio by contractual maturity at the date indicated:

	September 30, 2019
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$499	2.50%	$20,702	2.26%	$42,989	2.90%	$—	—%	$64,190	2.68%
Agency	—	—	44,453	2.73	171,635	2.48	45,470	2.86	261,558	2.59
Corporate	—	—	—	—	127,802	4.33	—	—	127,802	4.33
Municipal bonds	—	—	3,710	2.30	36,057	2.18	254,332	2.94	294,099	2.84
Collateralized mortgage obligation	—	—	—	—	652	2.32	9,990	2.58	10,642	2.56
Mortgage-backed securities	—	—	2,652	3.21	172,752	2.77	322,960	2.70	498,364	2.73
Total securities available-for-sale	499	2.50	71,517	2.59	551,887	3.01	632,752	2.81	1,256,655	2.89
Investment securities held-to-maturity:
Mortgage-backed securities	—	—	953	3.00	—	—	38,602	2.83	39,555	2.84
Other	—	—	—	—	—	—	1,747	0.97	1,747	0.97
Total securities held-to-maturity	—	—	953	3.00	—	—	40,349	2.75	41,302	2.76
Total securities	$499	2.50%	$72,470	2.60%	$551,887	3.01%	$673,101	2.80%	$1,297,957	2.88%

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

We recorded no impairment credit losses on available-for-sale securities in our consolidated statements of income for the three and nine months ended September 30, 2019 and 2018.

Liabilities and Stockholders’ Equity

Total liabilities were $9.82 billion at September 30, 2019, compared to $9.52 billion at December 31, 2018. The increase of $304.8 million, or 3.2%, from December 31, 2018 was primarily related to a $200.9 million, or 2.3%, increase in deposits from December 31, 2018, $45.0 million in liability for the obligation to make future lease payments as a result of the adoption of ASC 842 - Leases during the year, and a $44.4 million, or 5.7%, increase in total borrowings from December 31, 2018.

Deposits.  At September 30, 2019, deposits totaled $8.86 billion, an increase of $200.9 million, or 2.3%, from $8.66 billion at December 31, 2018. Non-maturity deposits totaled $7.5 billion, or 84.8% of total deposits, an increase of $267.7 million, or 3.7%, from December 31, 2018. The increases in deposits included $136.6 million in money market/savings, $127.8 million in non-interest bearing checking, $10.4 million in retail certificates of deposit, and $3.3 million in interest checking, partially offset by a decrease of $77.2 million in brokered certificates of deposit.

The total end of period weighted average rate of deposits at September 30, 2019 was 0.66%, an increase from 0.63% at December 31, 2018.

Our ratio of loans held for investment to deposits was 98.9% and 102.1% at September 30, 2019 and December 31, 2018, respectively.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates as of the last day of each period for each category of deposits presented:

	September 30, 2019			December 31, 2018
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Noninterest-bearing checking	$3,623,546	40.9%	—%	$3,495,737	40.3%	—%
Interest-bearing deposits:
Checking	529,401	6.0	0.51	526,088	6.1	0.38
Money market	3,124,739	35.3	0.91	2,975,578	34.4	0.89
Savings	237,714	2.6	0.16	250,271	2.9	0.14
Time deposit accounts:
Less than 1.00%	84,870	1.0	0.50	151,804	1.8	0.45
1.00 - 1.99	476,003	5.4	1.70	531,469	6.1	1.63
2.00 - 2.99	782,432	8.8	2.34	727,386	8.4	2.29
3.00 - 3.99	583	—	3.03	16	—	3.73
4.00 - 4.99	—	—	—	2	—	4.93
5.00 and greater	—	—	—	—	—	—
Total time deposit accounts	1,343,888	15.2	2.00	1,410,677	16.3	1.84
Total interest-bearing deposits	5,235,742	59.1	1.12	5,162,614	59.7	1.06
Total deposits	$8,859,288	100.0%	0.66%	$8,658,351	100.0%	0.63%

Borrowings.  At September 30, 2019, total borrowings amounted to $822.4 million, an increase of $44.4 million, or 5.7%, from $778.0 million at December 31, 2018. At September 30, 2019, total borrowings represented 7.0% of total assets and had an end of period weighted average rate of 3.0%, compared with 6.8% of total assets at a weighted average rate of 3.0% at December 31, 2018.

At September 30, 2019, total borrowings were comprised of the following:

•	FHLB advances of $604.6 million at 2.09%;

•
The Note I subordinated notes of $60.0 million at a fixed rate of 5.75% due September 3, 2024 and a carrying value of $59.4 million, net of unamortized debt issuance cost of $598,000. Interest is payable semiannually at 5.75% per annum;

•
The Note II subordinated notes of $125.0 million at 4.875% fixed-to-floating rate due May 15, 2029 and a carrying value of $122.6 million, net of unamortized debt issuance cost of $2.4 million. Interest is payable semiannually at an initial fixed rate of 4.875% per annum. From and including May 15, 2024, but excluding the maturity date or the date of earlier redemption, the Notes II will bear interest at a floating rate equal to three-month LIBOR plus a spread of 2.50% per annum, payable quarterly in arrears;

•
$5.2 million of floating rate junior subordinated debt securities associated with Heritage Oaks Capital Trust II. At September 30, 2019, the carrying value of these debentures was $4.0 million, which reflects purchase accounting fair value adjustments of $1.21 million. Interest is payable quarterly at three-month LIBOR plus 1.72% per annum, for an effective rate of 4.04% per annum as of September 30, 2019;

•
$3.1 million of floating rate junior subordinated debt associated with Mission Community Capital Trust I. At September 30, 2019, the carrying value of this debt was $2.8 million, which reflects purchase accounting fair value adjustments of $290,000. Interest is payable quarterly at three-month LIBOR plus 2.95% per annum, for an effective rate of 5.25% per annum as of September 30, 2019. The junior subordinated debt securities were subsequently redeemed by the Company on October 7, 2019. See Note 15 to the Consolidated Financial Statements in this Form 10-Q;

•
$5.2 million of floating rate junior subordinated debt associated Santa Lucia Bancorp (CA) Capital Trust. At September 30, 2019, the carrying value of this debt was $3.9 million, which reflects purchase accounting fair value adjustments $1.3 million. Interest is payable quarterly at three-month LIBOR plus 1.48% per annum, for an effective rate of 3.78% per annum as of September 30, 2019;

•
$25.0 million of subordinated notes at a fixed rate of 7.125% inherited as part of the 2017 acquisition of Plaza. At September 30, 2019, the carrying value of these notes was $25.1 million, which reflects purchase accounting fair value adjustments of $139,000.

For additional information about the subordinated notes, subordinated debentures and trust preferred securities, see Note 8 to the Consolidated Financial Statements in this Form 10-Q.

The following table sets forth certain information regarding the Company’s borrowed funds at the dates indicated:

	September 30, 2019		December 31, 2018
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
FHLB advances	$604,558	2.09%	$667,606	2.51%
Reverse repurchase agreements	—	—	75	0.01
Subordinated debentures	217,825	5.47	110,313	6.04
Total borrowings	$822,383	2.99%	$777,994	3.01%

Weighted average cost of borrowings during the quarter	3.99%		2.82%
Borrowings as a percent of total assets	7.0		6.8

Stockholders’ Equity.  Total stockholders’ equity was $1.99 billion as of September 30, 2019, a $19.3 million increase from $1.97 billion at December 31, 2018. The current year increase in stockholders’ equity was primarily due to $118.6 million net income and $7.8 million comprehensive income, partially offset by $100.0 million in stock repurchases and $40.8 million in cash dividends paid during the nine months ended September 30, 2019.

Our book value per share increased to $33.50 at September 30, 2019 from $31.52 at December 31, 2018. At September 30, 2019, the Company’s tangible common equity to tangible assets ratio was 10.01%, a slight decrease from 10.02% at December 31, 2018.

On October 18, 2019, the Company's Board of Directors declared a $0.22 per share dividend, payable on November 15, 2019 to stockholders of record as of November 1, 2019. During the second and third quarter of 2019, the Company completed its third stock repurchase program and repurchased 3,364,761 shares of common stock at an average price of $29.69 per share with a total market value of $100.0 million, the maximum dollar value of common stock repurchases approved by the Board of Directors.

CAPITAL RESOURCES AND LIQUIDITY

Our primary sources of funds are deposits, advances from the FHLB and other borrowings, principal and interest payments on loans and income from investments. While maturities and scheduled amortization of loans are a predictable source of funds, deposit inflows and outflows as well as loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

Our primary sources of funds generated during the first nine months of 2019 were from:

•	Principal payments on loans held for investment of $922.0 million;

•	Proceeds of $418.5 million from the sale or maturity of securities available-for-sale;

•	Proceeds of $88.7 million from the sale and principal payments on loans held for sale;

•	Principal payments on securities of $90.1 million;

•	Deposit growth of $200.9 million; and

•	Proceeds from issuance of $125.0 million subordinated notes.

We used these funds to:

•	Originate loans held for investment of $1.06 billion;

•	Purchase available-for-sale securities of $603.5 million;

•	Purchase loans held for investment of $182.5 million

•	Repurchase the Company’s common stock at a total cost of $100.0 million;

•	Originate loans held for sale of $83.5 million;

•	Return capital to shareholders through $40.8 million in dividends; and

•	Redeem junior subordinated debt securities of $15.5 million.

Our most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on our operating, lending and investing activities during any given period. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. At September 30, 2019, cash and cash equivalents totaled $427.7 million, and the market value of our investment securities available-for-sale totaled $1.26 billion. If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve’s lending programs and loan sales. As of September 30, 2019, the maximum amount we could borrow through the FHLB was $5.30 billion, of which $3.58 billion was available for borrowing based on collateral pledged of $4.16 billion in real estate loans. At September 30, 2019, we had $604.6 million in FHLB borrowings against that available balance. At September 30, 2019, we also had unsecured lines of credit aggregating $246.3 million, which consisted of $193.0 million with other financial institutions from which to draw funds, $3.3 million with the FRB and one reverse repurchase line with a correspondent bank of $50.0 million. As of September 30, 2019, our liquidity ratio was 16.4%, which is above the Company’s policy of 10.0%. The Company regularly monitors liquidity and models liquidity stress scenarios to ensure that adequate liquidity is available and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

To the extent that 2019 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 15% of total deposits or 12% of total assets, as a secondary source for funding. At September 30, 2019, we had $340.4 million in brokered time and money market deposits, which constituted 3.8% of total deposits and 2.9% of total assets at that date.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations. During the nine months ended September 30, 2019, the Bank paid $41.1 million to the Corporation.

The Corporation maintains additional sources of liquidity at the Corporation level. The $15.0 million line of credit with Wells Fargo Bank established in June 2017 matured in June 2019. A new $15.0 million line of credit was established with US Bank on July 1, 2019 and will expire on July 1, 2020. In May 2019, the Corporation issued $125.0 million aggregate principal amount of its 4.875% Fixed-to-Floating Rate Subordinated Notes due May 15, 2029, at a public offering price equal to 100% of the aggregate principal amount of the Notes.

During the three months ended September 30, 2019, the Corporation made a quarterly dividend payment of $0.22 per share. In October 2019, the Company's Board of Directors declared a $0.22 per share dividend, payable on November 15, 2019 to stockholders of record as of November 1, 2019. The Corporation’s Board of Directors periodically reviews whether to declare or pay cash dividends, taking into account, among other things, general business conditions, the Company’s financial results, future prospects, capital requirements, legal and regulatory restrictions, and such other factors as the Corporation’s Board of Directors may deem relevant.

During the third quarter of 2019, the Company repurchased 1,145,515 shares of common stock at an average price of $29.68 per share with a total market value of $34.0 million under its stock repurchase program. The total number of common stock shares repurchased during the second and third quarters of 2019 under the program was 3,364,761 shares for a total of $100 million, or $29.69 per share, the maximum dollar value of common stock repurchases approved by the Board of Directors. The Company's third stock repurchase program has been completed. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	September 30, 2019
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(dollars in thousands)
Contractual obligations
FHLB advances	$566,500	$38,058	$—	$—	$604,558
Subordinated debentures	—	—	59,402	158,423	217,825
Certificates of deposit	1,110,022	162,212	10,635	61,019	1,343,888
Operating leases	9,932	28,075	14,217	1,290	53,514
Total contractual cash obligations	$1,686,454	$228,345	$84,254	$220,732	$2,219,785

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed. Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. As of September 30, 2019, we had commitments to extend credit on existing lines and letters of credit of $1.78 billion, compared to $1.83 billion at December 31, 2018.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	September 30, 2019
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(dollars in thousands)
Other commitments
Commercial and industrial	$840,946	$312,967	$44,358	$43,935	$1,242,206
Construction	170,921	124,446	—	18,884	314,251
Agribusiness and farmland	30,512	6,879	560	1,846	39,797
Home equity lines of credit	6,862	4,470	8,323	59,002	78,657
Standby letters of credit	13,087	—	—	—	13,087
Credit card lines	1,056	462	—	—	1,518
All other	31,731	17,546	12,134	29,547	90,958
Total other commitments	$1,095,115	$466,770	$65,375	$153,214	$1,780,474

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

Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. The capital conservation buffer increased by 0.625% each year beginning on January 1, 2016 , with additional 0.625% increments annually, until fully phased in at 2.50% by January 1, 2019. At September 30, 2019, the Company and Bank are in compliance with the capital conservation buffer requirement and exceeded the minimum common equity Tier 1, Tier 1 and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.0%, 8.5% and 10.5%, respectively.

As defined in applicable regulations and set forth in the table below, the Company and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the “well capitalized” standards and the required conservation buffer at the dates indicated:

	Actual	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer Fully Phased-In	Minimum Required For Well Capitalized Requirement
At September 30, 2019
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	10.34%	4.00%	4.00%	N/A
Common equity tier 1 capital ratio	10.93%	4.50%	7.00%	N/A
Tier 1 capital ratio	11.04%	6.00%	8.50%	N/A
Total capital ratio	13.40%	8.00%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	12.20%	4.00%	4.00%	5.00%
Common equity tier 1 capital ratio	13.01%	4.50%	7.00%	6.50%
Tier 1 capital ratio	13.01%	6.00%	8.50%	8.00%
Total capital ratio	13.41%	8.00%	10.50%	10.00%

	Actual	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer Fully Phased-In	Minimum Required For Well Capitalized Requirement
At December 31, 2018
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	10.38%	4.00%	4.00%	N/A
Common equity tier 1 capital ratio	10.88%	4.50%	7.00%	N/A
Tier 1 capital ratio	11.13%	6.00%	8.50%	N/A
Total capital ratio	12.39%	8.00%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	11.06%	4.00%	4.00%	5.00%
Common equity tier 1 capital ratio	11.87%	4.50%	7.00%	6.50%
Tier 1 capital ratio	11.87%	6.00%	8.50%	8.00%
Total capital ratio	12.28%	8.00%	10.50%	10.00%

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

Item 1A. Risk Factors

Item 1A of Part I of 2018 Annual Report and Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 8, 2019, contain a discussion of our risk factors. Except to the extent that additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there are no material changes from the risk factors as disclosed in the 2018 Annual Report and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 26, 2018, the Corporation’s Board of Directors approved its third stock repurchase program. Under the third stock repurchase program, the Corporation was authorized to repurchase up to $100.0 million of its common stock. The program may be limited or terminated at any time without prior notice. The third stock repurchase program replaced and superseded the Corporation’s prior stock repurchase program, which was approved in June 2012 and authorized the repurchase of up to 1,000,000 shares of the Corporation’s common stock. An aggregate of 237,455 shares were repurchased under that program.

The total number of common stock shares repurchased during the second and third quarters of 2019 under the third stock repurchase program was 3,364,761 shares for a total of $100.0 million, or $29.69 per share, the maximum dollar value of common stock repurchases approved by the Board of Directors. With these purchases, the Company's third stock repurchase program has been completed.

The following table summarized repurchases of our common stock during the third quarter of 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 to July 31, 2019	207,496	$31.51	207,496	$27,486,138
August 1, 2019 to August 31, 2019	938,019	29.27	938,019	—
September 1, 2019 to September 30, 2019	—	—	—	—
Total	1,145,515		1,145,515

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit 2.1	Agreement and Plan of Reorganization, dated as of February 9, 2018, by and between Pacific Premier Bancorp, Inc. and Grandpoint Capital, Inc. (1)
Exhibit 3.1	Second Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
Exhibit 3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (2)
Exhibit 4.1	Indenture, dated as of May 8, 2019, between Pacific Premier Bancorp, Inc. and Wilmington Trust, National Association (3)
Exhibit 4.2	First Supplemental Indenture, dated as of May 8, 2019, between Pacific Premier Bancorp, Inc. and Wilmington Trust, National Association (3)
Exhibit 4.3	Form of 4.875% Fixed-to-Floating Rate Subordinated Notes due May 15, 2029 (included in Exhibit 4.2) (3)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page of Pacific Premier Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (contained in Exhibit 101)

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

PACIFIC PREMIER BANCORP, INC.,

Date:	November 7, 2019	By:	/s/ Steven R. Gardner
Steven R. Gardner
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2019	By:	/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)