Form 10-K
period 2019-12-31
PACIFIC PREMIER BANCORP INC
filed 2020-02-28
CIK 1028918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, was approximately $1.82 billion and was based upon the closing price per share as reported on the NASDAQ Stock Market as of June 28, 2019, the last business day of the most recently completed second fiscal quarter.

As of February 21, 2020, the Registrant had 59,576,999 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

PART I

ITEM 1.  BUSINESS

Forward-Looking Statements

All references to “we,” “us,” “our,” “Pacific Premier” or the “Company” mean Pacific Premier Bancorp, Inc. and our consolidated subsidiaries, including Pacific Premier Bank, our primary operating subsidiary. All references to the ‘’Bank’’ refer to Pacific Premier Bank. All references to the “Corporation” refer to Pacific Premier Bancorp, Inc.

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

•
The effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) or other accounting standards setters, including Accounting Standards Update (“ASU” or “Update”) 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the Current Expected Credit Loss (“CECL”) model, which will change how we estimate credit losses and may increase the required level of our allowance for credit losses after adoption on January 1, 2020;

•
The effect of acquisitions we may make, such as our pending acquisition of Opus Bank, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations;

•	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•	The impact of changes in financial services policies, laws and regulations, including those concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

•	Uncertainty relating to the London Interbank Offering Rate (“LIBOR”) calculation process and potential phasing out of LIBOR after 2021;

•	The effectiveness of our risk management framework and quantitative models;

•	Changes in the level of our nonperforming assets and charge-offs;

•	Deterioration in the value of its investment securities;

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

•	Cybersecurity threats and the cost of defending against them, including the costs of compliance with potential legislation to combat cybersecurity at a state, national or global level;

•	Natural disasters, earthquakes, fires, and severe weather;

•	Unanticipated regulatory, legal or judicial proceedings; and

•	Our ability to manage the risks involved in the foregoing.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Annual Report on Form 10-K and other reports and registration statements filed by us with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking information and statements to reflect actual results or changes in the factors affecting the forward-looking information and statements. For information on the factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K.

Forward-looking information and statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us. Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov.

Overview

We are a California-based bank holding company incorporated in 1997 in the State of Delaware and a registered bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”). Our wholly-owned subsidiary, Pacific Premier Bank, is a California state-chartered commercial bank. The Bank was founded in 1983 as a state-chartered thrift and subsequently converted to a federally-chartered thrift in 1991. The Bank converted to a California-chartered commercial bank and became a member of the Federal Reserve System in March of 2007. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”), which is a member bank of the Federal Home Loan Bank System. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount currently allowable under federal law. The Bank is currently subject to examination and regulation by the Federal Reserve and the Federal Reserve Bank of San Francisco (“FRB”), the California Department of Business Oversight-Division of Financial Institutions (“DBO”), the Consumer Financial Protection Bureau (“CFPB”) and the FDIC.

We are an innovative growth company keenly focused on building shareholder value through consistent earnings, creating franchise value and effectively managing capital. Our growth is derived both organically and through acquisitions of financial institutions and lines of business that complement our commercial business banking strategy. The Bank’s primary target market is small and middle market businesses.

We primarily conduct business throughout California from our 41 full-service depository branches in the counties of Orange, Los Angeles, Riverside, San Bernardino, San Diego, San Luis Obispo and Santa Barbara, California as well as markets in Pima and Maricopa Counties, Arizona, Clark County, Nevada and Clark County, Washington.

We provide banking services within our targeted markets to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations. Additionally, we provide certain banking services nationwide. We provide customized cash management, electronic banking services and credit facilities to Homeowners’ Associations (“HOA”) and HOA management companies nationwide. We provide U.S. Small Business Administration (“SBA”) loans nationwide, which provide entrepreneurs and small business owners access to credit needed for working capital and continued growth. In addition, we offer loans and other services nationwide to experienced owner-operator franchisees in the quick service restaurant (“QSR”) industry.

Through our branches and our internet website at www.ppbi.com, we offer a broad array of deposit products and services, including checking, money market and savings accounts, electronic banking services, treasury management services and on-line bill payment. We also offer a wide array of loan products, such as commercial business loans, lines of credit, SBA loans, commercial real estate (“CRE”) loans, agribusiness loans, home equity lines of credit, construction loans, farmland and consumer loans. At December 31, 2019, we had consolidated total assets of $11.78 billion, net loans of $8.69 billion, total deposits of $8.90 billion and consolidated total stockholders’ equity of $2.01 billion. At December 31, 2019, the Bank was considered a “well-capitalized” financial institution for regulatory capital purposes.

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol “PPBI.” There are 150 million authorized shares of the Corporation’s common stock, with approximately 59.5 million shares outstanding as of December 31, 2019. The Corporation has an additional 1.0 million authorized shares of preferred stock, none of which has been issued to date.

Our executive offices are located at 17901 Von Karman Avenue, Suite 1200, Irvine, California 92614, and our telephone number is (949) 864-8000. Our internet website address is www.ppbi.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, that have been filed with the SEC are available free of charge on our website. Also on our website are our Code of Business Conduct and Ethics, Share Ownership and Insider Trading and Disclosure Policy, Corporate Governance Policy and beneficial ownership forms for our executive officers and directors, as well as the charters for our Audit Committee, Compensation Committee, Governance Committee and Enterprise Risk Management Committee. The information contained on our website or in any websites linked by our website is not a part of this Annual Report on Form 10-K.

Recent Developments

Pending Acquisition of Opus Bank—On January 31, 2020, we entered into a definitive agreement with Opus Bank (“Opus”) to acquire Opus in an all-stock transaction valued at approximately $1.0 billion, or $26.82 per share, based on a closing price for the Corporation’s common stock of $29.80 as of January 31, 2020. Opus is headquartered in Irvine, California with $8.0 billion in total assets, $5.9 billion in gross loans and $6.5 billion in total deposits as of December 31, 2019. Opus operates 46 banking offices located throughout California, Washington, Oregon and Arizona.

The consideration payable to Opus shareholders upon consummation of the acquisition will consist of whole shares of the Corporation’s common stock and cash in lieu of fractional shares of the Corporation’s common stock. Upon consummation of the transaction, (i) each share of Opus common stock, no par value per share, issued and outstanding immediately prior to the effective time of the acquisition will be canceled and exchanged for the right to receive 0.9000 shares of the Corporation’s common stock, and (ii) each share of Opus Series A non-cumulative, non-voting preferred stock issued and outstanding immediately prior to the effective time of the acquisition will be converted into and canceled in exchange for the right to receive that number of shares of the Corporation’s common stock equal to the product of (X) the number of shares of Opus common stock into which such share of Opus preferred stock is convertible in connection with, and as a result of, the acquisition, and (Y) 0.9000, in each case, plus cash in lieu of fractional shares of the Corporation’s common stock.

The proposed transaction is expected to close in the second quarter of 2020, subject to satisfaction of customary closing conditions, including regulatory approvals and shareholder approval from the Corporation’s and Opus’s shareholders. Opus directors who own shares of Opus common stock, certain executive officers and shareholders of Opus, who own in the aggregate approximately 19% of the outstanding shares of Opus common stock and approximately 98% of the outstanding shares of Opus preferred stock, have entered into agreements with the Corporation, the Bank and Opus pursuant to which they have committed to vote their shares of Opus common stock and Opus preferred stock in favor of the acquisition. For additional information about the proposed acquisition of Opus, see the Corporation’s Current Report on Form 8-K filed with the SEC on February 6, 2020 and the definitive agreement filed therewith.

Our Strategic Plan

Our strategic plan is focused on generating organic growth through a technology enabled, consistent business development process. Additionally, we seek to grow through mergers and acquisitions of banks and the acquisition of lines of business that complement our commercial business banking strategy.

Our two key operating strategies are summarized as follows:

•
Expansion through Organic Growth.  Over the past several years, our highly disciplined business development process has been enhanced through our investment in technology and the customization of our Salesforce platform. This technology enabled business development approach allows our relationship managers the ability to consistently generate business with new and existing clients. Market Presidents with in-depth commercial banking knowledge and expertise systematically manage the business development efforts of their respective teams of relationship managers within specific geographic areas.

•
Expansion through Acquisitions.  Our acquisition strategy is twofold: first, we seek to acquire whole banks within and contiguous to the State of California to expand geographically and/or to consolidate in our existing markets; and second, we seek to acquire lines of business that we believe will complement our existing business banking strategy. We have completed ten acquisitions since 2010, the first two of which were FDIC-assisted transactions and all other bank transactions were whole bank acquisitions. We intend to continue to pursue acquisitions of banks and other lines of business that complement our commercial banking strategy.

Lending Activities

General.  In 2019, we maintained our commitment to a high level of credit quality in our lending activities. Our core lending business continues to focus on meeting the financial needs of local businesses and their owners. To that end, we offer a full complement of flexible and structured loan products tailored to meet the diverse needs of our small and middle market commercial customers.

During 2019, we made or purchased loans to borrowers secured by real property and business assets located principally in California, our primary market area, as well as in certain markets in the states of Arizona, Texas, Nevada, Oregon, and Washington where we also have depository and lending offices. We made select loans, primarily QSR franchise loans, SBA guaranteed loans and loans to HOAs, throughout the United States. We emphasize relationship lending and focus on generating loans with customers who also maintain full depository relationships with us. These efforts assist us in establishing and expanding depository relationships consistent with the Company’s strategic direction. As a California state-chartered commercial bank, we are subject to California Financial Code (the “Financial Code”) section 1481, which establishes the rules that limit the aggregate amount of secured and unsecured loans to a single borrower and its related interests. The eligibility of the personal property or collateral held as security is based on California regulations. We maintain internal lending limits below our $563.4 million legal lending limit for secured loans and $338.0 million legal lending limit for unsecured loans as of December 31, 2019. At December 31, 2019, the Bank’s largest aggregate outstanding balance of loans to one borrower was $126.3 million comprised of $101.5 million and $24.8 million of secured and unsecured credit, respectively.

Historically, we have managed loan concentrations by selling certain loans, primarily commercial non-owner occupied CRE and multi-family residential loan production. We have also focused on selling the guaranteed portion of SBA loans due to the historically attractive premiums in the market, which gains on sales increase our noninterest income. Other types of loan sales remain a strategic option for us.

During 2019, we generated $2.21 billion of new loan commitments and $1.56 billion of new loan fundings, including $531.6 million and $179.8 million of commercial and industrial (“C&I”) loans, respectively, $326.8 million and $267.3 million of franchise loans, respectively, $284.5 million and $279.4 million of owner occupied CRE loans, respectively, $133.1 million and $133.1 million of SBA loans, respectively, $35.3 million and $24.3 million of agribusiness loans, respectively, $384.6 million and $380.4 million of non-owner occupied CRE loans, respectively, $177.0 million and $175.6 million of multi-family real estate loans, respectively, $32.4 million and $26.7 million of one-to-four family real estate loans, respectively, $247.3 million and $42.9 million of construction loans, respectively, $42.4 million and $41.0 million of farmland loans, respectively, $10.8 million and $10.8 million of land loans, respectively, and $5.3 million and $1.8 million of consumer loans. At December 31, 2019, we had $8.73 billion in total gross loans held for investment outstanding.

Commercial and Industrial Lending.  We originate C&I loans secured by business assets including inventory, receivables and machinery and equipment to businesses located in our primary market areas. Loan types include revolving lines of credit, term loans, seasonal loans and loans secured by liquid collateral such as cash deposits or marketable securities. HOA credit facilities are included in C&I loans. We also issue letters of credit on behalf of our customers, backed by deposits or other collateral with the Company. At December 31, 2019, C&I loans totaled $1.27 billion, constituting 14.5% of our gross loans held for investment. At December 31, 2019, we had commitments to extend additional credit on C&I loans of $1.10 billion.

Franchise Lending. We originate loans to franchises in the QSR industry nationwide, including financing for equipment, real estate, new store development, remodeling, refinancing, acquisition and partnership restructuring. At December 31, 2019, franchise loans totaled $916.9 million, constituting 10.5% of our gross loans held for investment.

Commercial Owner-Occupied Business Lending.  We originate and purchase loans secured by owner-occupied CRE, such as small office and light industrial buildings, and mixed-use commercial properties located in our primary market areas. We also make loans secured by special purpose properties, such as gas stations and churches. Pursuant to our underwriting policies, owner-occupied CRE loans may be made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the collateral property. Loans are generally made for terms up to 25 years with amortization periods up to 25 years. At December 31, 2019, we had $1.67 billion of owner-occupied CRE secured loans, constituting 19.2% of our gross loans held for investment.

SBA Lending.  We are approved to originate loans under the SBA’s Preferred Lenders Program (“PLP”). The PLP lending status affords us a higher level of delegated credit autonomy, translating to a significantly shorter time-line from application to funding, which is critical to our marketing efforts. We originate loans nationwide under the SBA’s 7(a), SBAExpress, International Trade and 504 loan programs, in conformity with SBA underwriting and documentation standards. The guaranteed portion of the 7(a) loans is typically sold on the secondary market. At December 31, 2019, we had $175.8 million of SBA loans, constituting 2.0% of our gross loans held for investment.

Agribusiness and Farmland. We originate loans to the agricultural community to fund seasonal production and longer term investments in land, buildings, equipment, crops and livestock. Agribusiness loans are for the purpose of financing agricultural production, specifically crops and livestock. Farmland loans include all land known to be used or usable for agricultural purposes, such as crop and livestock production, and is secured by the land and improvements thereon. At December 31, 2019, agribusiness loans totaled $127.8 million, constituting 1.4% of our gross loans held for investment. At December 31, 2019, we had $176.0 million of farmland loans, constituting 2.0% of our gross loans held for investment.

Commercial Non-Owner Occupied Real Estate Lending.  We originate and purchase loans that are secured by CRE, such as retail centers, small office and light industrial buildings, and mixed-use commercial properties located in our primary market areas that are not occupied by the borrower. We also make loans secured by special purpose properties, such as hotels and self-storage facilities. Pursuant to our underwriting practices, non-owner occupied CRE loans may be made in amounts up to 75% of the lesser of the appraised value or the purchase price of the collateral property. We consider the net operating income of the property and typically require a stabilized debt service coverage ratio of at least 1.20:1, based on the qualifying loan interest rate. Loans are generally made for terms from 10 years up to 25 years, with amortization periods up to 25 years. At December 31, 2019, we had $2.07 billion of non-owner occupied CRE secured loans, constituting 23.7% of our gross loans held for investment.

Multi-family Residential Lending.  We originate and purchase loans secured by multi-family residential properties (five units and greater) located in our primary market areas. Pursuant to our underwriting practices, multi-family residential loans may be made in an amount up to 75% of the lesser of the appraised value or the purchase price of the collateral property. In addition, we generally require a stabilized minimum debt service coverage ratio of at least 1.15:1, based on the qualifying loan interest rate. Loans are made for terms of up to 30 years with amortization periods up to 30 years. At December 31, 2019, we had $1.58 billion of multi-family real estate secured loans, constituting 18.1% of our gross loans held for investment.

One-to-Four Family Real Estate Lending.  Although we do not originate traditional consumer single family residential mortgages, we have acquired single family residential mortgages through our bank acquisitions. Our portfolio of one-to-four family loans at December 31, 2019 totaled $254.8 million, constituting 2.9% of our gross loans held for investment, of which $217.4 million consists of loans secured by first liens on real estate and $37.4 million consists of loans secured by second or junior liens on real estate.

Construction Lending.  We originate loans for the construction of 1-4 family homes, multi-family residences and CRE properties in our market areas. We concentrate our 1-4 family construction lending on single homes and small infill projects in established neighborhoods where there is not abundant land available for development. Multi-family and commercial construction loans are made to experienced developers for projects with strong market demand. Pursuant to our underwriting practices, construction loans may be made in an amount up to the lesser of 80% of the expected completed value of or 85% of the cost to build the collateral property. Loans are made solely for the term of construction, generally less than 24 months. We require that the owner’s equity is injected prior to the funding of the loan. At December 31, 2019, construction loans totaled $410.1 million, constituting 4.7% of our gross loans, and we had commitments to extend additional construction credit of $247.6 million.

Land Loans.  We occasionally originate land loans located in our primary market areas for the purpose of facilitating the ultimate construction of a home or commercial building. We generally do not originate loans to facilitate the holding of land for speculative purposes. At December 31, 2019, land loans totaled $31.1 million, constituting 0.4% of our gross loans.

Consumer Loans.  We originate a limited number of consumer loans, generally for existing banking customers, which consist primarily of small balance personal unsecured loans and savings account secured loans. Before we make a consumer loan, we assess the applicant’s ability to repay the loan and, if applicable, the value of the collateral securing the loan. At December 31, 2019, we had $50.9 million in consumer loans, which represented 0.6% of our gross loans.

Sources of Funds

General.  Deposits, loan repayments and prepayments, and cash flows generated from operations and borrowings are the primary sources of the Company’s funds for use in lending, investing and other general purposes.

Deposits.  Deposits represent our primary source of funds for our lending and investing activities. The Company offers a variety of deposit accounts with a range of interest rates and terms. The deposit accounts are offered through our 41 full depository branch network in California, Arizona, Nevada and Washington, including our Irvine, California branch, which serves our nationwide HOA Banking unit located in Dallas, Texas. The Company’s deposits consist of checking accounts, money market accounts, passbook savings and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The terms of the fixed-rate certificates of deposit offered by the Company vary from three months to five years. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. Total deposits at December 31, 2019 were $8.90 billion, compared to $8.66 billion at December 31, 2018. At December 31, 2019, certificates of deposit constituted 11.8% of total deposits, compared to 16.3% at December 31, 2018. At December 31, 2019, we had $949.8 million of certificate of deposit accounts maturing in one year or less.

We primarily rely on customer service, sales and marketing efforts, business development, cross selling of deposit products to loan customers and long-standing relationships with customers to attract and retain local deposits. However, market interest rates and rates offered by competing financial institutions significantly affect the Company’s ability to attract and retain deposits. Additionally, from time to time, we will utilize both wholesale and brokered deposits to supplement our generation of deposits from businesses and consumers. At December 31, 2019, we had $88.3 million in brokered deposits that were raised to supplement and diversify our deposit funding and support our interest rate risk management strategies. The brokered deposits had a weighted average maturity of 5 months and an all-in cost of 219 basis points.

Subsidiaries

The Bank, a California state-chartered commercial bank, is a wholly-owned, consolidated subsidiary of the Corporation. As of December 31, 2019, the Corporation also has two unconsolidated Delaware statutory trust subsidiaries, Heritage Oaks Capital Trust II and Santa Lucia Bancorp (CA) Capital Trust. Both are used as business trusts for the purpose of issuing junior subordinated debt to third party investors. The junior subordinated debt was issued in connection with the trust preferred securities offerings. These business trusts are described in more detail in “Note 13. Subordinated Debentures” in Item 8 of this Form 10-K.

Personnel

As of December 31, 2019, we had 989 full-time employees and 17 part-time employees. The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be satisfactory.

Competition

We consider our Bank to be a regional bank focused on the commercial banking business, with our primary market encompassing California. To a lesser extent, we also compete in several broader regional and national markets through our HOA Banking, SBA, Franchise Lending and CRE and multi-family lines of business.

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

In addition to other local regional banks, our competitors include community, regional and national commercial banks, savings banks, credit unions and numerous non-banking institutions, such as finance companies, leasing companies, insurance companies, brokerage firms and investment banking firms. Increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card and other consumer finance services, including on-line banking services and personal financial software. Strong competition for deposit and loan products affects the rates of those products, as well as the terms on which they are offered to customers.

Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive.

Technological innovations have also resulted in increased competition in the financial services market. Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously were considered traditional banking products. In addition, many customers now expect a choice of delivery systems and channels, including telephone, mobile phones, mail, home computers, ATMs, self-service branches and/or in-store branches. The sources of competition in such products include commercial banks, as well as credit unions, brokerage firms, money market and other mutual funds, asset management groups, finance and insurance companies, internet-only financial intermediaries and mortgage banking firms.
We work to anticipate and adapt to competitive conditions, whether developing and marketing innovative products and services, adopting or developing new technologies that differentiate our products and services, or providing highly personalized banking services. We strive to distinguish ourselves from other regional banks and financial services providers in our marketplace by providing a high level of service to enhance customer loyalty and to attract and retain business. However, no assurances can be given that our efforts to compete in our market areas will continue to be successful.

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

As a bank holding company, the Corporation is subject to regulation and supervision by the Federal Reserve. We are required to file with the Federal Reserve quarterly and annual reports and such additional information as the Federal Reserve may require pursuant to the BHCA. The Federal Reserve may conduct examinations of bank holding companies and their subsidiaries. The Corporation is also a bank holding company within the meaning of the Financial Code. As such, the Corporation and its subsidiaries are subject to examination by, and may be required to file reports with, the DBO.

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

As a California state-chartered commercial bank and member of the Federal Reserve System, the Bank is subject to supervision, periodic examination and regulation by the DBO and the Federal Reserve. The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”). Pursuant to the Dodd-Frank Act, federal deposit insurance coverage was permanently increased to $250,000 per depositor for all insured depository institutions. As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over the Bank as well as all other FDIC insured institutions. If, as a result of an examination of the Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors, and ultimately, request the FDIC terminate the Bank’s deposit insurance. As a California-chartered commercial bank, the Bank is also subject to certain provisions of California law.

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

In 2017, both the U.S. House of Representatives and the U.S. Senate introduced legislation that would repeal or modify provisions of the Dodd-Frank Act and significantly impact financial services regulation. In May 2018, certain provisions of these bills were signed into law as part of the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”) and repealed or modified significant portions of the Dodd-Frank Act. Specifically, the Economic Growth Act delayed implementation of rules related to the Home Mortgage Disclosure Act, reformed and simplified certain Volcker Rule requirements, and raised the threshold for applying enhanced prudential standards to bank holding companies with total consolidated assets equal to or greater than $50 billion to those with total consolidated assets equal to or greater than $250 billion. While recent federal legislation, including the Economic Growth Act, has scaled back portions of the Dodd-Frank Act, uncertainty about the timing and scope of any further potential changes, particularly in the event of an economic downturn, as well as the cost of complying with a new regulatory regime that may arise in the event of an economic downturn, remains.

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

Under federal regulations, bank holding companies and banks must meet certain risk-based capital requirements. Effective as of January 1, 2015, the Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations. Beginning January 1, 2016, financial institutions are required to maintain a minimum capital conservation buffer to avoid restrictions on capital distributions such as dividends and equity repurchases and other payments such as discretionary bonuses to executive officers. The minimum capital conservation buffer has been phased-in over a four year transition period with minimum buffers of 0.625%, 1.25%, 1.875% and 2.50% during 2016, 2017, 2018 and 2019, respectively.

As fully phased-in on January 1, 2019, Basel III subjects banks to the following risk-based capital requirements:

•	a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”, or 7%;

•	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, or 8.5%;

•	a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, or 10.5%; and

•	a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures.

The Basel III final framework provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Basel III also includes, as part of the definition of CET1 capital, a requirement that banking institutions include the amount of Additional Other Comprehensive Income (“AOCI”), which primarily consists of unrealized gains and losses on available-for-sale securities, which are not required to be treated as other-than-temporary impairment, net of tax) in calculating regulatory capital. Banking institutions had the option to opt out of including AOCI in CET1 capital if they elected to do so in their first regulatory report following January 1, 2015. As permitted by Basel III, the Company and the Bank have elected to exclude AOCI from CET1.

The Dodd-Frank Act excludes trust preferred securities issued after May 19, 2010, from being included in Tier 1 capital, unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, such as the Corporation as of December 31, 2019. The trust preferred securities issued by our unconsolidated subsidiary capital trusts qualify as Tier 1 capital up to a maximum limit of 25% of total Tier 1 capital. Any additional portion of our trust preferred securities would qualify as “Tier 2 capital.”

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

 We had outstanding subordinated debentures in the aggregate principal amount of $215.1 million. Of this amount, $8.0 million is attributable to subordinated debentures issued to statutory trusts in connection with prior issuances of trust preferred securities, $7.6 million of which qualifies as Tier 1 capital, and $207.2 million is attributable to outstanding subordinated notes, all of which qualifies as Tier 2 capital.

Basel III changed the manner of calculating risk-weighted assets. New methodologies for determining risk-weighted assets in the general capital rules are included, including revisions to recognition of credit risk mitigation, including a greater recognition of financial collateral and a wider range of eligible guarantors. They also include risk weighting of equity exposures and past due loans; and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan to value and equity components. In particular, loans categorized as “high-volatility commercial real estate” loans (“HVCRE loans”), as defined pursuant to applicable federal regulations, are required to be assigned a 150% risk weighting, and require additional capital support.

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

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Corporation or the Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

In 2018, the federal bank regulatory agencies issued a variety of proposals and made statements concerning regulatory capital standards. These proposals touched on such areas as commercial real estate exposure, credit loss allowances under generally accepted accounting principles and capital requirements for covered swap entities, among others. Public statements by key agency officials have also suggested a revisiting of capital policy and supervisory approaches on a going-forward basis. In July 2019, the federal bank regulators adopted a final rule that simplifies the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Corporation and the Bank, that are not subject to the advanced approaches requirements. We will be assessing the impact on us of these new regulations and supervisory approaches as they are proposed and implemented.

On December 21, 2018, federal bank regulatory agencies approved a final rule, effective as of April 1, 2019, to address the upcoming implement of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces the CECL methodology. The final rule modified the regulatory capital rules and provided an option to phase in over a three-year period the initial regulatory capital effects of the CECL methodology upon adoption. The Company is currently evaluating the day-one regulatory capital effects and phase-in option upon the adoption of ASU 2016-13.

Prompt Corrective Action Regulations. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Federal banking regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under regulations effective through December 31, 2019, the Bank was “well capitalized,” which means it had a common equity Tier 1 capital ratio of 6.5% or higher; a Tier I risk-based capital ratio of 8.0% or higher; a total risk-based capital ratio of 10.0% or higher; a leverage ratio of 5.0% or higher; and was not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure.

As noted above, Basel III integrates the capital requirements into the prompt corrective action category definitions. The following capital requirements have applied to the Bank since January 1, 2015.

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
As of December 31, 2019, the Bank was “well capitalized” according to the guidelines as generally discussed above. As of December 31, 2019, the Corporation had a consolidated ratio of 13.81% of total capital to risk-weighted assets, a consolidated ratio of 11.42% of Tier 1 capital to risk-weighted assets and a consolidated ratio of 11.35% of common equity Tier 1 capital, and the Bank had a ratio of 13.83% of total capital to risk-weighted assets, a ratio of 13.43% of common equity Tier 1 capital and a ratio of 13.43% of Tier 1 capital to risk-weighted assets. The Bank exceeded all regulatory capital requirements and exceeded the minimum common equity Tier 1, Tier 1 and total capital ratio inclusive of the fully phased-in capital conservation buffer of 7.0%, 8.5% and 10.5%, respectively.

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

Dividends.  It is the Federal Reserve’s policy that bank holding companies, such as the Corporation, should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Prior to 2019, we never declared or paid dividends on our common stock. In January 2019, we announced the initiation of a quarterly cash dividend. A quarterly dividend of $0.22 per share was declared during each quarter of 2019 for an annual dividend of $0.88 per share. On January 21, 2020, our board of directors increased our quarterly cash dividend by 13.6% to $0.25 per share, payable on February 14, 2020 to shareholders of record on February 3, 2020. The Corporation anticipates that it will continue to pay quarterly cash dividends in the future, although there can be no assurance that payment of such dividends will continue or that they will not be reduced. The payment and amount of future dividends remain within the discretion of the Corporation’s board of directors and will depend on the Corporation’s operating results and financial condition, regulatory limitations, tax considerations and other factors. Interest on deposits will be paid prior to payment of dividends on the Corporation’s common stock.

The Bank’s ability to pay dividends to the Corporation is subject to restrictions set forth in the Financial Code. The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of a bank’s (1) retained earnings; or (2) net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period. However, a bank may, with the approval of the DBO, make a distribution to its stockholders in an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. In the event that bank regulators determine that the stockholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the regulators may order the bank to refrain from making a proposed distribution. The payment of dividends could, depending on the financial condition of a bank, be deemed to constitute an unsafe or unsound practice. Under the foregoing provision of the Financial Code, the amount available for distribution from the Bank to the Corporation was approximately $318.2 million at December 31, 2019.

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

Under the FDIC’s risk-based deposit premium assessment system, the assessment rates for an insured depository institution are determined by an assessment rate calculator, which is based on a number of elements that measure the risk each institution poses to the Deposit Insurance Fund. As a result of the Dodd-Frank Act, the calculated assessment rate is applied to average consolidated assets less the average tangible equity of the insured depository institution during the assessment period to determine the dollar amount of the quarterly assessment. Under the current system, premiums are assessed quarterly and could increase if, for example, criticized loans and leases and/or other higher risk assets increase or balance sheet liquidity decreases. In addition, the FDIC can impose special assessments in certain instances. Deposit insurance assessments fund the DIF. In 2010, the FDIC adopted its DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% of total deposits by September 30, 2020, and the FDIC’s final rule with respect to this became effective July 1, 2016. As of September 30, 2018, the DIF reserve ratio reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35%. Under FDIC regulations issued pursuant to the Dodd-Frank Act, all insured depository institutions that were assessed as small institutions at any time during the period from July 1, 2016, through September 30, 2018, were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from the former minimum of 1.15% to 1.35%. Prior to July 1, 2019, the Bank was classified as small institution, eligible for assessment credits. Starting the third quarter of 2018, the Bank reported assets of $10 billion or more in its quarterly reports of condition for four consecutive quarters, and was classified as large institution beginning the third quarter of 2019.

Based on the current FDIC insurance assessment methodology, our FDIC insurance premium expense was $764,000 for 2019, $3.0 million for 2018 and $2.2 million in 2017. The decrease in FDIC insurance premium expense was due to small institution assessment credits in 2019.

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

Loans to One Borrower.  Under California law, our ability to make aggregate secured and unsecured loans to one borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus. At December 31, 2019, the Bank’s limit on aggregate secured loans to one borrower was $563.4 million and unsecured loans to one borrower was $338.0 million. The Bank has established internal loan limits, which are lower than the legal lending limits for a California bank.

Community Reinvestment Act and the Fair Lending Laws.  The Bank is subject to laws and regulations that govern fair lending. Among these are the Equal Credit Opportunity Act, Fair Housing Act, Unruh Civil Rights Act, California Holden Act and the Home Mortgage Disclosure Act. To manage the potential risks of noncompliance the Bank has adopted policies, procedures, training and monitoring to ensure on-going compliance. Additionally, the Bank is subject to the regulatory requirements and reporting related to the Community Reinvestment Act (“CRA”). Federal banking regulators evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. A bank’s compliance with its CRA obligations is based on a performance-based evaluation system, which bases CRA ratings on an institution’s lending, service and investment performance, resulting in a rating by the appropriate bank regulator of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” Based on its last CRA examination in May 2018, the Bank received an “outstanding” rating. The federal banking agencies may take compliance with fair lending laws and CRA into account when regulating and supervising other activities.

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

Pursuant to the Dodd-Frank Act, the CFPB has broad authority to regulate and supervise the retail consumer financial products and services activities of banks and various non-bank providers. The CFPB has authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. With assets exceeding $10 billion at December 31, 2019, the Bank is subject to examination for consumer compliance by the CFPB. The creation of the CFPB by the Dodd-Frank Act has led to, and is likely to continue to lead to, enhanced and strengthened enforcement of consumer financial protection laws.

Federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, a financial institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. In June 2018, the California legislature passed the California Consumer Privacy Act of 2018 (the “California Privacy Act”), which took effect on January 1, 2020. The California Privacy Act, which covers businesses that obtain or access personal information on California resident consumers, grants consumers enhanced privacy rights and control over their personal information and imposes significant requirements on covered companies with respect to consumer data privacy rights. We expect this trend of state-level activity to continue, and are continually monitoring developments in other states in which we operate.

Federal and State Taxation

The Corporation and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal and state income taxation in the same manner as other corporations with some exceptions. For 2019 and 2018, the Company was subject to a maximum federal income tax rate of 21.00%, and 35.00% for 2017. State income tax rates the Company is subject to varies, based on jurisdiction. The highest state income tax rate the Company is subject to is 10.84%, which is attributable to California. The Company has not been audited by the Internal Revenue Service (“IRS”).

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

Our financial condition and results of operations are dependent on the U.S. economy, generally, and markets we serve, specifically. We primarily serve markets in California, though certain of our products and services are offered nationwide. Although the U.S. economy continues to expand, the duration and magnitude of its expansion is uncertain. Financial stress on borrowers as a result of an uncertain future economic environment could have an adverse effect on the Company’s borrowers and their ability to repay their loans, which could adversely affect the Company’s business, financial condition and results of operations. A weakening of these conditions in the markets in which we operate would likely have an adverse effect on us and others in the financial institutions industry. For example, deterioration in economic conditions in our markets could drive losses beyond that which is provided for in our financial statements. Additionally, on January 1, 2020, we were required to implement the provisions of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the way we estimate credit losses by replacing the incurred loss model used to determine the allowance for loan losses (“ALLL”) with the current expected credit losses model. The CECL model requires the Company to estimate and provide for expected future credit losses over the lives of financial assets, such as loans, and also requires the Company to incorporate the use of reasonable and supportable forecasts when estimating credit losses. As such, adverse changes in economic conditions or expected economic conditions may require the Company provide for a significantly greater allowance for credit losses (“ACL”). We may also face the following risks in connection with these events:

•
economic conditions that negatively affect real estate values and the job market may result, in the deterioration of the credit quality of our loan portfolio, and such deterioration in credit quality could have a negative impact on our business;

•	a decrease in the demand for loans and other products and services offered by us;

•	a decrease in deposit balances, including low-cost and non-interest bearing deposits, due to overall reductions in the accounts of customers;

•	a decrease in the value of our loans or other assets secured by commercial or residential real estate;

•	a decrease in net interest income derived from our lending and deposit gathering activities;

•
sustained weakness in our markets may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities;

•
the processes we use to estimate ALLL (and ACL under the CECL methodology beginning on January 1, 2020) and reserves may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation; and

•	our ability to assess the creditworthiness of our customers may be impaired if the methodologies and approaches we use become less effective in controlling charge-offs.

As these conditions or similar ones exist or worsen, we could experience adverse effects on our business, financial condition and results of operations.

Adverse economic conditions in California may cause us to suffer higher default rates on our loans and reduce the value of the assets we hold as collateral.

Our business activities and credit exposure are concentrated in California. Difficult economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. In addition, demand for our products and services may decline. Declines in the California real estate market could hurt our business, because the majority of our loans are secured by real estate located within California. As of December 31, 2019, approximately 58% of the aggregate outstanding principal of our loans was secured by real estate were located in California. If real estate values were to decline in California, the collateral for our loans would provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.

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

We may suffer losses in our loan portfolio in excess of losses previously provided for.

Our total nonperforming assets amounted to $9.1 million, or 0.08% of our total assets, at December 31, 2019, an increase from $5.0 million or 0.04% at December 31, 2018. We had $7.5 million of net loan charge-offs for 2019, an increase from $1.0 million in 2018. Our provision for loan losses was $7.1 million in 2019, a decrease from $8.2 million in 2018. If increases in our nonperforming assets occur in the future, our net loan charge-offs and/or provision for loan losses may also increase which may have an adverse effect upon our future results of operations and capital.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. These practices generally include analysis of a borrower’s prior credit history, available cash flow (determined using financial statements and tax returns) and cash flow projections, valuation of collateral based on reports of independent appraisers and liquid asset verifications. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria but subsequently deteriorate, and these losses may exceed the amounts set aside as reserves in our ALLL (and ACL under the CECL methodology beginning on January 1, 2020). Our ALLL is based on analysis of the following:

•	historical experience with our loans;

•	industry historical losses as reported by the FDIC;

•	internal credit risk grades of loans in our loan portfolio;

•	evaluation of current economic conditions;

•	regular reviews of the quality, mix and size of our loan portfolio;

•	regular reviews of delinquencies;

•	the quality of the collateral underlying our loans; and

•	the effect of external factors, such as competition, legal developments and regulatory requirements.

As previously mentioned, on January 1, 2020, we changed the way we estimate credit losses by replacing the incurred loss model used to determine the allowance for loan losses, or ALLL, with the current expected credit losses, or CECL, model. The CECL model not only incorporates certain facets of the incurred loss ALLL model, as listed above, but also incorporates the use of and is more reliant on reasonable and supportable forecasts of economic conditions, including, but not limited to: forecasts of GDP growth rates, levels of unemployment, vacancy rates, and changes in the value of commercial real estate properties.

Based on our loan portfolio at December 31, 2019 and management’s current expectation of future economic conditions, and certain qualitative adjustments, which we are currently working to refine, the Company believes its cumulative effect adjustment, resulting from the adoption of the CECL model, will result in a pre-tax increase in the ALLL by an amount within a range of $50 million and $60 million. As economic conditions change, the Company may be required to provide for significantly higher credit losses and may experience volatility in the provision for credit losses.

Although we maintain an ALLL at a level that we believe is adequate to absorb probable incurred losses inherent in our loan portfolio (and future expected credit losses under the CECL model, beginning January 1, 2020), changes in economic, operating and other conditions, including a sharp decline in real estate values and changes in interest rates, which are beyond our control, may cause our actual loan losses to exceed our current allowance estimates, which will adversely affect our financial condition and results of operations.

In addition, the Federal Reserve and the DBO, as part of their supervisory function, periodically review our credit loss reserves. Either agency may require us to increase our provision for loan losses or to recognize further loan losses, based on their judgments, which may be different from those of our management and could adversely affect our financial condition and results of operations.

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

In our C&I and SBA lending activities, collectability of loans may be adversely affected by risks generally related to small and middle market businesses, such as:

•	changes or weaknesses in specific industry segments, including weakness affecting the business’ customer base;

•	changes in consumer behavior and a business’s personnel;

•	increases in supplier costs and operating costs that cannot be passed along to customers; and

•	changes in competition.

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
In our owner-occupied CRE lending activities, probability of default may be adversely affected by the risks described above for C&I and SBA lending, while loss given defaults may be adversely affected by the risks described above affecting collateral value for investor real estate.

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

As of December 31, 2019, our commercial real estate loans amounted to $3.86 billion, or 44.2% of our total loan portfolio, and our commercial business loans amounted to $4.16 billion, or 47.6% of our total loan portfolio. At such date, our largest outstanding C&I loan was $63.9 million, our largest multiple borrower relationship was $126.3 million and our largest outstanding CRE loan was $94.1 million. CRE and commercial business loans are generally considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. CRE and commercial business loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans. Most of the Company’s commercial business loans are made to small or middle market business customers who may have a heightened vulnerability to economic conditions. Moreover, a portion of these borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our results of operations and financial condition.

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
In addition, we outsource a significant portion of our data processing to certain third-party providers. If any of these third-party providers encounters difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel. We do not have direct control over the systems of these vendors and third-party providers and, were they to suffer a breach, our sensitive data, including customer information, could be accessed, publicly disclosed, lost or stolen.

A successful penetration or circumvention of the security of our systems or the systems of another market participant, our vendors or third party providers, which we refer to generally as a data breach, could cause serious negative consequences, including significant disruption of our operations, misappropriation of confidential information, or damage to computers or systems, and may result in violations of applicable privacy and other laws (including, but not limited to, the California Privacy Act), financial loss, loss of confidence, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

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

There is potential of an account takeover of any of our clients’ accounts, whereby a hacker could illegally use malware on a client’s computer or other device to gain access to the client’s bank accounts and other information. Although such attacks are focused on the client, not the bank, a successful account take over attack can lead to fraudulent bank transactions that we may not catch in time.

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

Changes in accounting policies, standards and interpretations could materially affect how the Company reports its financial condition and results of operations.

From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. These changes can materially impact how the Company records and reports its financial condition and results of operations.
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU replaces the incurred loss impairment model in current United States Generally Accepted Accounting Principles (“GAAP”) with a model that reflects current expected credit losses. The CECL model will apply to most debt instruments, including loan receivables, loan commitments and held-to-maturity debt securities. The FASB has issued additional ASUs since, including 2019-04, Codification Improvements to Topic 326 - Credit Losses, Topic 815 - Derivatives and Hedging and Topic 825 - Financial Instruments; ASU 2019-05, Financial Instruments - Credit Losses (Topic 326):Targeted Transition Relief; and ASU 2019-11, Codification Improvements to Topic 326. Each update serves to clarify certain aspects of the CECL model.
Under the CECL model, the Company will recognize an impairment allowance equal to its current estimate of future expected credit losses over the life of financial assets, such as loans and debt securities, as of the end of the reporting period. Measuring future expected credit losses will likely be a significant challenge for all entities, including the Company.

The ACL measured under a CECL model could differ materially from the ALLL measured under the Company’s incurred loss model. To initially apply the CECL amendments, for most debt instruments, the Company will record a cumulative-effect adjustment to its statement of financial condition as of the beginning of the first reporting period in which the guidance is effective (a modified retrospective approach). The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The implementation of CECL may require us to increase our loan loss allowance, may decrease our reported income, and may introduce additional volatility into our reported earnings.
Additionally, the CECL model changes how the Company accounts for certain financial assets, such as loans and debt securities, acquired in a business combination or other purchase, that have not experienced a more-than-insignificant amount of deterioration in credit quality since their origination (“non-credit deteriorated financial assets”). Under the CECL model, the Company is required to estimate and record an ACL for future expected credit losses over the life of non-credit deteriorated financial assets on the date of acquisition through a charge to provision for credit losses. As a result, the implementation of CECL may require us to recognize significant provisions for credit losses in connection with a business combination or other purchase of certain financial assets.
On December 21, 2018, federal bank regulatory agencies approved a final rule, effective as of April 1, 2019, modifying their regulatory capital rules and providing an option to phase in over a three-year period the initial regulatory capital effects of the CECL methodology. The Company is currently evaluating the day-one regulatory capital effects and phase-in option upon the adoption of ASU 2016-13.

On January 1, 2019, the Company was required to adopt the provisions of ASC Topic 842, Leases, which changed the way we account for leases by requiring previously unrecorded off-balance sheet lease obligations and corresponding rights to use underlying leased assets to be recorded in the consolidated financial statements. As a result of the adoption of ASC Topic 842, the Company may be required to recognize additional right-of-use assets and liabilities for the obligations to make future lease payments when entering into future lease agreements or when assuming lease obligations through the acquisition of other financial institutions.

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

Further, federal monetary policy significantly affects credit conditions for us, as well as for our borrowers, particularly as implemented by the Federal Reserve, primarily through open market operations in U.S. government securities, the federal funds rate target, the discount rate for bank borrowings and reserve requirements. A material change in any of these conditions could have a material impact on us or our borrowers, and therefore on our results of operations.

Interest rate changes, increases or decreases, which are out of our control, could harm profitability.

Our profitability depends to a large extent upon net interest income, which is the difference between interest income and dividends we earn on interest-earning assets, such as loans and investments, and interest expense we pay on interest-bearing liabilities, such as deposits and borrowings. Any change in general market interest rates, whether as a result of changes in the monetary policy of the Federal Reserve or otherwise, may have a significant effect on net interest income and prepayments on our loans.

During the third and fourth quarters of 2019, in response to changing economic conditions, the Federal Reserve Board’s Open Market Committee reduced its federal funds rate target from a range of 2.25% - 2.50%, that was in effect through August 2019, to the current target range of 1.50% - 1.75%, that was in effect since October 31, 2019. Moreover, since December 2015, the Federal Reserve has removed reserves from the banking system, which also puts upward pressure on market rates of interest. In addition, the prohibition restricting depository institutions from paying interest on demand deposits, such as checking accounts, was repealed as part of the Dodd-Frank Act.

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

The Company’s sensitivity to changes in interest rates is low in a rising interest rate environment based on the current profile of the Company’s loan portfolio and low-cost and no-cost deposits. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management of Market Risk.” At December 31, 2019, we had $586.0 million in interest-bearing demand deposits. In addition, at December 31, 2019, we had $3.41 billion in money market and savings deposits. If the interest rates on our loans increase comparably faster than the interest rate on our interest- bearing demand deposits, money market and savings deposits, our core deposit balances may decrease as customers use those funds to repay higher cost loans. In addition, if we need to offer additional interest-bearing demand deposit products or higher interest rates on our current interest-bearing demand, money market or savings deposit accounts in order to maintain current customers or attract new customers, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer competitive rates sufficient to retain these accounts, our core deposits may be reduced, which would require us to seek alternative funding sources or risk slowing our future asset growth. In these circumstances, our net interest income may decrease, which may adversely affect our financial condition and results of operations.

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

Further, depending on these competitive factors and the interest rate environment, lower cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income. While these events could have a material impact on our results, we expect, in the ordinary course of business, that these deposits will fluctuate and believe the Company is capable of mitigating this risk, as well as the risk of losing one of these depositors, through additional liquidity, and business generation in the future. However, should a significant number of these customers leave the Bank, it could have a material adverse impact on the Bank and the Company.

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

We are dependent on our key personnel.

Our future operating results depend in large part on the continued services of our key personnel, including Steven R. Gardner, our Chairman, President and Chief Executive Officer, who developed and implemented our business strategy. The loss of Mr. Gardner could have a negative impact on the success of our business strategy. In addition, we rely upon the services of Edward Wilcox, President and Chief Operating Officer of the Bank, and Ronald Nicolas, Chief Financial Officer of the Corporation and the Bank, and our ability to attract and retain highly skilled personnel. We may not be able to continue to attract and retain the qualified personnel necessary for the successful development of our business. The unexpected loss of services of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. In addition, recent regulatory proposals and guidance relating to compensation may negatively impact our ability to retain and attract skilled personnel.

Our controls, processes and procedures may fail or be circumvented.

Management regularly reviews and updates our internal controls over financial reporting, disclosure processes and procedures, compliance monitoring activities and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, reputation and financial condition and/or result in materially inaccurate reported financial statements. In addition, if we identify material weaknesses or significant deficiencies in our internal controls over financial reporting, it would necessitate remedial measures that may increase our compliance costs, divert management attention from our business or subject us to regulatory actions and increased regulatory scrutiny. Further, we could lose investor confidence in the accuracy and completeness of our financial reports and potentially subject us to litigation

A natural disaster or recurring energy shortage, especially in California, could harm our business.

We are based in Irvine, California and, at December 31, 2019, approximately 58% of the aggregate outstanding principal of our loans was tied to businesses or secured by real estate located in California. In addition, the computer systems that operate our Internet websites and some of their back-up systems are located in Irvine, California. Historically, California has been vulnerable to natural disasters, such as earthquakes, wildfires, floods and mudslides. Certain of these natural disasters may be exacerbated by changing climate conditions. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our information technology structure and websites, which could prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio. Uninsured or underinsured disasters may reduce borrowers’ ability to repay mortgage loans. Disasters or recurring power outages may diminish the profitability of our business borrowers and reduce their ability to repay business loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. California has also experienced energy and water shortages, which, if they recur, could impair the value of the real estate in those areas affected. The occurrence of natural disasters or energy shortages in California could have a material adverse effect on our business prospects, financial condition and results of operations.

Environmental liabilities with respect to properties on which we take title may have a material effect on our results of operations.

Although we perform limited environmental due diligence in conjunction with originating loans secured by properties we believe have environmental risk, such diligence may not reflect all current risks or threats, and unforeseen or unpredictable future events may cause a change in the environmental risk profile of a property after a loan has been made. Consequently, we could be subject to environmental liabilities on real estate properties we foreclose upon and take title to in the normal course of our business. In connection with environmental contamination, we may be held liable to governmental entities or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties, or we may be required to investigate or clean-up hazardous or toxic substances at a property. The investigation or remediation costs associated with such activities could be substantial. Furthermore, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination even if we were the former owner of a contaminated site. The incurrence of a significant environmental liability could adversely affect our business, financial condition and results of operations.

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

Damage to our reputation could undermine the confidence of our current and potential customers and investors in our ability to provide high-quality financial services. Such damage could also impair the confidence of our counterparties and vendors and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our service-focused culture and controlling and mitigating the various risks described in this report, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, customer personal information and privacy issues, customer and other third-party fraud, record-keeping, technology-related issues including but not limited to cyber fraud, regulatory investigations, unethical practices, employee mistakes, misconduct or fraud, and any litigation that may arise from the failure or perceived failure to comply with legal and regulatory requirements. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental scrutiny and regulation. Maintaining our reputation also depends on our ability to successfully prevent third parties from infringing on our brands and associated trademarks and our other intellectual property. Defense of our reputation, trademarks and other intellectual property, including through litigation, could result in costs that could have a material adverse effect on our business, financial condition, or results of operations.

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

Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. Regulations affecting banks and other financial institutions, such as the Dodd-Frank Act, are continuously reviewed and change frequently. For instance, the Dodd-Frank Act has changed the bank regulatory framework, created an independent consumer protection bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and established more stringent capital standards for banks and bank holding companies. The ultimate effect of such changes cannot be predicted. Compliance with such regulations and laws may increase our costs and limit our ability to pursue business opportunities. There can be no assurance that laws, rules and regulations will not be proposed or adopted in the future, which could (i) make compliance much more difficult or expensive, (ii) restrict our ability to originate, modify, broker or sell loans or accept certain deposits, (iii) restrict our ability to collect on defaulted loans or foreclose on property securing loans, (iv) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (v) otherwise materially and adversely affect our business or prospects for business. These risks could affect our deposit funding and the performance and value of our loan and investment securities portfolios, which could negatively affect our financial performance and financial condition.

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

With the acquisition of Grandpoint capital Inc. (“Grandpoint”) on July 1, 2018, our total assets exceeded $10 billion during the quarter ended September 30, 2018. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including a more frequent and enhanced regulatory examination regime. In addition, banks, including ours, with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations, with the Federal Reserve maintaining supervision over some consumer related regulations. Previously, the Federal Reserve has been primarily responsible for examining our Bank’s compliance with consumer protection laws. As a relatively new agency with evolving regulations and practices, there is some uncertainty as to how the CFPB examination and regulatory authority might impact our business.

One key Dodd-Frank Act requirement applicable to banks with $10 billion or more in total assets has been compulsory stress testing (Dodd-Frank Act Stress Test or “DFAST”). The Economic Growth, Regulatory Relief, and Consumer Protection Act, signed into law on May 24, 2018, increased the asset threshold at which company-run stress tests are required from $10 billion to $250 billion. The elimination of DFAST has not eliminated the expectation of the regulatory agencies that we will conduct enhanced capital stress testing. However, standards establishing the framework surrounding such expectations have not been announced. The unknown nature and extent of future stress testing requirements creates uncertainty with respect to the impact of those requirements on our business.

Since July 1, 2019, we became subject to reduced interchange income, which has resulted in reduced revenues. Debit card interchange fee restrictions set forth in the Dodd-Frank Act, which is known as the Durbin Amendment, as implemented by regulations of the Federal Reserve, cap the maximum debit interchange fee that a bank debit card issuer with $10 billion or more in total assets may receive per transaction at the sum of $0.21 plus five basis points. A debit card issuer that adopts certain fraud prevention procedures may charge an additional $0.01 per transaction. Based on current debit card volume, we have experienced a reduction of approximately $1.4 million in debit card related fee income and pre-tax earnings following the application of the Durbin Amendment to the Company beginning July 1, 2019.

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

Federal and state regulatory agencies, including the Federal Reserve, the DBO, and the CFPB periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, a regulatory agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that the Company or its management was in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against the Bank or our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.

Acquisitions may disrupt our business.

We have consummated ten acquisitions since 2010. Most recently, on July 1, 2018, we completed the acquisition of Grandpoint, the holding company of Grandpoint Bank, a California state-chartered bank with $3.2 billion in total assets. On January 31, 2020, we entered into a definitive agreement with Opus, pursuant to which we will acquire Opus, a California-chartered state bank with $8.0 billion in total assets. The transaction is expected to close in the second quarter of 2020, subject to the receipt all required regulatory and stockholder approvals and the satisfaction or waiver, if applicable, of all closing conditions.

The success of the Opus acquisition or any future acquisition we may consummate will depend on, among other things, our ability to realize the anticipated revenue enhancements and efficiencies and to combine our business with the business of the target institution in a manner that does not materially disrupt the existing customer relationships of either institution, or result in decreased revenues resulting from any loss of customers, and that permits growth opportunities to occur. If we are not able to successfully achieve these objectives, the anticipated benefits of the subject acquisition, including the Opus acquisition, may not be realized fully or at all or may take longer to realize than expected.

It is possible that the integration process associated with any pending or future acquisition could result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the acquisitions. Integration efforts could also divert management attention and resources. These integration matters could have an adverse effect on the combined company.

Acquisitions may dilute stockholder value.

The acquisition of Opus will be an all-stock transaction valued at approximately $1.0 billion as of the date of signing. The consideration payable to Opus shareholders upon consummation of the acquisition will consist of whole shares of the Corporation’s common stock and cash in lieu of fractional shares of the Corporation’s common stock. We anticipate issuing approximately 34.7 million shares of common stock to Opus shareholders in connection with the acquisition, and we anticipate that the transaction will result in initial tangible book value dilution of 2.8%, or $0.53 per share at the time of closing with an earnback period of 1.8 years.

Future mergers or acquisitions, if any, may involve cash, debt or equity securities as transaction consideration. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our stock’s tangible book value and net income per common share may occur in connection with any future transaction. We cannot say with any certainty that we will be able to consummate, or if consummated, successfully integrate the Opus acquisition or any future acquisition, or that we will not incur disruptions or unexpected expenses in integrating such acquisitions. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from pending or future acquisitions could have a material adverse effect on our financial condition and results of operations.

Changes in the value of goodwill and intangible assets could reduce our earnings.

When the Company acquires a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price, which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the fair value of the net identifiable assets acquired. As of December 31, 2019, the Company had approximately $891.6 million of goodwill and intangible assets, which includes goodwill of approximately $808.3 million resulting from the acquisitions the Company has consummated since 2011. The Company accounts for goodwill and intangible assets in accordance with U.S. GAAP, which, in general, requires that goodwill not be amortized, but rather be tested for impairment at least annually at the reporting unit level. In testing for impairment of goodwill and intangible assets, the Company first performs a qualitative assessment of goodwill and intangible assets, which considers the impact that various relevant economic, industry, market and company specific factors may have on the value of the Company. The Company’s qualitative assessment considers known positive and negative as well as any mitigating events and circumstances associated with each relevant factor that may be deemed to have an impact on the value of the Company. Should the Company’s qualitative assessment indicate the value of goodwill and intangible assets could be impaired, a quantitative assessment is then performed to determine if there is impairment. This assessment involves determining the fair value of the reporting unit (which in our case is the Company) and comparing that determination of fair value to the carrying value of the Company in order to quantify the amount of possible impairment. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and result in an impairment charge at a future date. If we were to conclude that a future write-down of our goodwill or intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, results of operations or financial condition.

Changes in the fair value of our investment securities may reduce our stockholders’ equity and net income.

At December 31, 2019, $1.37 billion of our securities were classified as available-for-sale with an aggregate net unrealized gain of $30.1 million. We increase or decrease stockholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the case of equity securities, which have no stated maturity, the declines in fair value may or may not be recovered over time.

At December 31, 2019, we had stock holdings in the FHLB of San Francisco totaling $17.3 million, $51.7 million in FRB stock, and $24.1 million in other stock, all carried at cost. The stock held by us is subject to recoverability testing under applicable accounting standards. For the year ended December 31, 2019, we did not recognize an impairment charge related to our stock holdings. There can be no assurance that future negative changes to the financial condition of the issuers may require us to recognize an impairment charge with respect to such stock holdings.

Increased regulatory oversight and uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the results of our operations.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Efforts in the United States to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. Uncertainty as to the nature of alternative reference rates and as to potential changes in other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. If LIBOR rates are no longer available or do not remain an acceptable market benchmark, any successor or replacement interest rates may perform differently, which may adversely affect our revenue or our expenses. We may incur significant costs to transition both our borrowing arrangements and the loan agreements with our customers from LIBOR, which may have an adverse effect on our results of operations. Further, we may face exposure to litigation over the nature and performance of any replacement index. The impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known.

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

•	Litigation and governmental investigations;

•	Changes in government regulations; and

•	Geopolitical and public health conditions such as acts or threats of terrorism, military conflicts and pandemics.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results as evidenced by the current volatility and disruption of capital and credit markets.

The primary source of the Company’s liquidity from which, among other things, dividends to shareholders may be paid is the receipt of dividends from the Bank.

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

Approval of the Federal Reserve is required for payment of any dividend by a state chartered bank that is a member of the Federal Reserve System, such as the Bank, if the total of all dividends declared by the Bank in any calendar year would exceed the total of its retained net income for that year combined with its retained net income for the preceding two years. In addition, a state member bank may not pay a dividend in an amount greater than its undivided profits without regulatory and stockholder approval. The Bank is also prohibited under federal law from paying any dividend that would cause it to become undercapitalized. A reduction or discontinuance of dividends from the Bank to the Corporation could have an adverse effect on our ability to pay dividends on our common stock, which in turn could have a material adverse effect on our business, including the market price of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES
The Company’s headquarters is located in Irvine, California at 17901 Von Karman Avenue. As of December 31, 2019, our properties included 18 administrative offices and 41 branches. We owned 10 properties and leased the remaining properties throughout Orange, Los Angeles, Riverside, San Bernardino, San Diego, San Luis Obispo and Santa Barbara Counties, California as well as Pima and Maricopa Counties, Arizona, Clark County, Nevada and Clark County, Washington. The lease terms are not individually material and range from month-to-month to ten years from inception date.
All of our existing facilities are considered to be adequate for our present and anticipated future use. In the opinion of management, all properties are adequately covered by insurance.
For additional information regarding properties of the Company, see Note 7. Premises and Equipment of the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary.”

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

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shareholder Information

The common stock of the Corporation has been publicly traded since 1997 and is currently traded on the NASDAQ Global Select Market under the symbol PPBI. As of February 21, 2020, there were approximately 928 holders of record of our common stock.

Equity Compensation Plan Information

The following table provides information as of December 31, 2019, with respect to options outstanding and shares available for future option, restricted stock and restricted stock unit awards under the Company’s active equity incentive plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders:
Pacific Premier Bancorp, Inc. 2004 Long-term Incentive Plan	3,000		$6.30		—
Pacific Premier Bancorp, Inc. Amended and Restated 2012 Stock Long-term Incentive Plan	576,821		15.85		2,879,949
Heritage Oaks Bancorp, Inc. 2005 Equity Incentive Plan	25,677		18.61		—
Heritage Oaks Bancorp, Inc. 2015 Equity Incentive Plan	24,961		21.63		655,429	(3)
Equity compensation plans not approved by security holders	—		—		—
Total equity compensation plans	630,459	(1)	$16.26	(2)	3,535,378	(4)

(1) Consists of 453,104 shares issuable upon the exercise of outstanding stock options and 177,355 shares issuable in settlement of outstanding RSUs and dividend equivalent rights. Excludes 562,363 outstanding shares of unvested restricted stock (these do not constitutes “rights” under SEC rules).
(2) The weighted-average exercise price includes all outstanding stock options but does not include restricted stock units, all of which do not have an exercise price. If restricted stock units were included in this calculation, treating such awards as having an exercise price of zero, the weighted average exercise price of outstanding options, warrants and rights would be $11.69.
(3) Represents shares of Company common stock available for issuance under the Heritage Oaks Bancorp (“HEOP”) 2015 Equity Incentive Plan (the “2015 Plan”), which was assumed by the Company in its acquisition of HEOP effective as of April 1, 2017 and adjusted by subsequent forfeiture and shares withheld to satisfy the tax withholding obligations related to any restricted stock award.
(4) Consists of common stock remaining available for awards under our Amended and Restated 2012 Long-Term Incentive Plan and the HEOP 2015 Plan.

Stock Performance Graph

The graph below compares the performance of our common stock with that of the NASDAQ Composite Index (U.S. companies) and the NASDAQ Bank Stocks Index from December 31, 2014 through December 31, 2019. The graph is based on an investment of $100 in our common stock at its closing price on December 31, 2014.

Total Return to Stockholders
(Assumes $100 investment on 12/31/2014)

Total Return Analysis	12/31/2014	12/31/2015	12/30/2016	12/29/2017	12/31/2018	12/31/2019
Pacific Premier Bancorp, Inc.	$100.00	$122.62	$203.98	$230.81	$147.26	$188.11
NASDAQ Composite Index	100.00	105.73	113.66	145.76	140.1	188.89
NASDAQ Bank Stocks Index	100.00	106.62	143.97	149.02	122.35	148.24

Dividends

In January 2019, we announced the initiation of a quarterly cash dividend. A quarterly dividend of
$0.22 per share was declared during each quarter of 2019 for an annual dividend of $0.88 per share. On January 21, 2020, the Corporation’s board of directors increased our quarterly cash dividend by 13.6% to $0.25 per share, payable on February 14, 2020 to shareholders of record on February 3, 2020. The Corporation anticipates continuing a regular quarterly cash dividend. However, we have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

The Corporation’s ability to pay dividends on its common stock is dependent on the Bank’s ability to pay dividends to the Corporation. Various statutes restrict the amount of dividends that the Bank can pay without regulatory approval. For information on the statutory and regulatory limitations on the ability of the Corporation to pay dividends to its stockholders and on the Bank to pay dividends to the Corporation, see “Item 1. Business-Supervision and Regulation—Dividends” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity.”

Issuer Purchases of Equity Securities

On December 2, 2019, the Corporation’s board of directors approved a new stock repurchase program, which authorized the Corporation to repurchase up to $100 million of its common stock. As of December 31, 2019, the Corporation did not repurchase any shares under the newly-approved stock repurchase program. The stock repurchase program may be limited or terminated at any time without prior notice. In connection with the prior stock repurchase program approved in October 2018, which concluded in the third quarter of 2019, the Corporation purchased an aggregate of 3,364,761 shares of its common stock for aggregate cash consideration of $100 million, or $29.69 per share.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter of 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 to October 31, 2019	—	—	—	$—
November 1, 2019 to November 30, 2019	—	—	—	—
December 1, 2019 to December 31, 2019	—	—	—	100,000,000
Total	—		—

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain of our consolidated financial and statistical information at or for each of the years presented. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein at Item 7 and the Consolidated Financial Statements and Notes thereto included herein at Item 8.

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except per share data)
Operating Data
Interest income	$526,107	$448,423	$270,005	$166,605	$118,356
Interest expense	78,806	55,712	22,503	13,530	12,057
Net interest income	447,301	392,711	247,502	153,075	106,299
Provision for credit losses	5,719	8,253	8,432	9,296	6,631
Net interest income after provision for credit losses	441,582	384,458	239,070	143,779	99,668
Net gains from loan sales	6,642	10,759	12,468	9,539	7,970
Other noninterest income	28,594	20,268	18,646	10,063	6,418
Noninterest expense	259,065	249,905	167,958	98,063	73,332
Income before income tax	217,753	165,580	102,226	65,318	40,724
Income tax	58,035	42,240	42,126	25,215	15,209
Net income	$159,718	$123,340	$60,100	$40,103	$25,515
Share Data
Earnings per share:
Basic	$2.62	$2.29	$1.59	$1.49	$1.21
Diluted	2.60	2.26	1.56	1.46	1.19
Weighted average common shares outstanding:
Basic	60,339,714	53,963,047	37,705,556	26,931,634	21,156,668
Diluted	60,692,281	54,613,057	38,511,261	27,439,159	21,488,698
Book value per share (basic)	$33.82	$31.52	$26.86	$16.54	$13.86
Book value per share (diluted)	33.69	31.38	26.73	16.78	13.78
Dividends declared per share	0.88	—	—	—	—
Dividend payout ratio (1)	33.59%	—%	—%	—%	—%
Selected Balance Sheet Data
Total assets	$11,776,012	$11,487,387	$8,024,501	$4,036,311	$2,789,599
Securities, FHLB, FRB and other stock	1,499,283	1,243,350	871,601	426,832	312,207
Loans held for sale, net	1,672	5,719	23,426	7,711	8,565
Loans held for investment, net	8,686,613	8,800,746	6,167,288	3,220,317	2,236,998
Allowance for loan losses	35,698	36,072	28,936	21,296	17,317
Total deposits	8,898,509	8,658,351	6,085,886	3,145,581	2,195,123
Total borrowings	732,171	777,994	641,410	397,354	265,388
Total stockholders’ equity	2,012,594	1,969,697	1,241,996	459,740	298,980
Performance Ratios
Return on average assets	1.38%	1.26%	0.99%	1.11%	0.97%
Return on average equity	8.00	7.71	6.75	9.30	9.31
Average equity to average assets	17.29	16.33	14.62	11.97	10.45
Equity to total assets at end of period	17.09	17.15	15.48	11.39	10.72
Average interest rate spread	3.75	4.00	4.18	4.22	4.01
Net interest margin	4.33	4.44	4.43	4.48	4.25
Efficiency ratio (2)	50.8	51.6	51.0	53.6	55.9
Ratio of interest-earning assets to interest-bearing liabilities	176.89	169.84	164.66	166.42	149.17
Pacific Premier Bank Capital Ratios
Tier 1 leverage ratio	12.39%	11.06%	11.59%	10.94%	11.41%
Common equity tier 1 to risk-weighted assets	13.43	11.87	11.77	11.65	12.35
Tier 1 capital to risk-weighted assets	13.43	11.87	11.77	11.65	12.35
Total capital to risk-weighted assets	13.83	12.28	12.22	12.29	13.07
Pacific Premier Bancorp, Inc. Capital Ratios
Tier 1 leverage ratio	10.54%	10.38%	10.61%	9.78%	9.52%
Common equity tier 1 to risk-weighted assets	11.35	10.88	10.48	10.12	9.91
Tier 1 capital to risk-weighted assets	11.42	11.13	10.78	10.41	10.28
Total capital to risk-weighted assets	13.81	12.39	12.46	12.72	13.43
Asset Quality Ratios
Nonperforming loans as a percent of loans held for investment	0.10%	0.05%	0.05%	0.04%	0.18%
Nonperforming assets as a percent of total assets	0.08	0.04	0.04	0.04	0.18
Net charge-offs to average total loans, net	0.09	0.01	0.02	0.17	0.06
Allowance for loan losses to loans held for investment	0.41	0.41	0.47	0.66	0.77
Allowance for loan losses as a percent of nonperforming loans	413	743	881	1,866	436

(1) Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.
(2) Represents the ratio of noninterest expense less other real estate owned operations, core deposit intangible amortization and merger related expense to the sum of net interest income before provision for credit losses and total noninterest income less gains/(loss) on sale of securities, other-than-temporary impairment recovery/(loss) on investment securities, gain on acquisitions, gain/(loss) from other real estate owned and gain/(loss) from other real estate owned and gain/(loss) from debt extinguishment.

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

Proposed Acquisition of Opus

On February 3, 2020, the Corporation announced that, on January 31, 2020, the Corporation and the Bank entered into a definitive agreement with Opus to acquire Opus in an all-stock transaction valued at approximately $1.0 billion, or $26.82 per share, based on a closing price for the Corporation’s common stock of $29.80 as of January 31, 2020. Opus is headquartered in Irvine, California with $8.0 billion in total assets, $5.9 billion in gross loans and $6.5 billion in total deposits as of December 31, 2019.

The consideration payable to Opus shareholders upon consummation of the acquisition will consist of whole shares of the Corporation’s common stock and cash in lieu of fractional shares of the Corporation’s common stock. Upon consummation of the transaction, (i) each share of Opus common stock, no par value per share, issued and outstanding immediately prior to the effective time of the acquisition will be canceled and exchanged for the right to receive 0.9000 shares of the Corporation’s common stock, and (ii) each share of Opus Series A non-cumulative, non-voting preferred stock issued and outstanding immediately prior to the effective time of the acquisition will be converted into and canceled in exchange for the right to receive that number of shares of the Corporation’s common stock equal to the product of (X) the number of shares of Opus common stock into which such share of Opus preferred stock is convertible in connection with, and as a result of, the acquisition, and (Y) 0.9000, in each case, plus cash in lieu of fractional shares of the Corporation’s common stock. Existing Pacific Premier shareholders will own approximately 63% of the outstanding shares of the combined company, and Opus shareholders are expected to own approximately 37%.

The proposed transaction is expected to close in the second quarter of 2020, subject to satisfaction of customary closing conditions, including regulatory approvals and shareholder approval from the Corporation’s and Opus’s shareholders. Opus directors who own shares of Opus common stock, certain executive officers and shareholders, who own in the aggregate approximately 19% of the outstanding shares of Opus common stock and approximately 98% of the outstanding shares of Opus preferred stock, have entered into agreements with the Corporation, the Bank and Opus pursuant to which they have committed to vote their shares of Opus common stock and Opus preferred stock in favor of the acquisition. For additional information about the proposed acquisition of Opus, see the Corporation’s Current Report on Form 8-K filed with the SEC on February 6, 2020 and the definitive agreement.

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

Allowance for Loan Losses

We consider the determination of ALLL to be among our critical accounting policies, requiring judicious estimates and assumptions in the preparation of the Company’s financial statements and being particularly susceptible to significant change. The Company maintains an ALLL at a level deemed appropriate by management to provide for known or probable incurred losses in the portfolio at the consolidated statements of financial condition date. The Company has implemented and adheres to an internal loan review system and loss allowance methodology designed to provide for the detection of problem loans and maintenance of an adequate allowance to cover loan losses. Management’s determination of the adequacy of ALLL is based on an evaluation of the composition of the portfolio, actual loss experience, industry charge-off experience on loans, current economic conditions, and other relevant factors in the areas in which the Company’s lending and real estate activities are based. These factors may affect the borrowers’ ability to pay and the value of the underlying collateral. The allowance is calculated by applying loss factors to loans held for investment according to loan type and loan credit classification. The loss factors are evaluated on a quarterly basis and established based primarily upon the Bank’s historical loss experience and, to a lesser extent, the industry charge-off experience. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. In the opinion of management, and in accordance with the credit loss allowance methodology, the present allowance is considered adequate to absorb estimable and probable credit losses. Additions and reductions to the allowance are reflected in current period operating results. Charge-offs to the allowance are made when specific loans (or portions thereof) are considered uncollectible or are transferred to OREO and the fair value of the property securing the loan is less than the loan’s recorded investment. Recoveries are credited to the allowance.

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

As part of the estimation of fair value, we review each loan or loan pool acquired to determine whether there is evidence of deterioration in credit quality since inception and if it is probable that the Company will be unable to collect all amounts due under the contractual loan agreements. We consider expected prepayments and estimated cash flows including principal and interest payments at the date of acquisition. If a loan is determined to be a purchased credit impaired (“PCI”) loan, the amount of contractual cash flows in excess of the estimated future cash flows is not accreted into earnings (non-accretable difference). The amount of the estimated future cash flows in excess of the book value of the loan is accreted into interest income over the remaining life of the loan (accretable yield). The Company records these loans on the acquisition date at their fair value. Thus, an allowance for loan losses is not established on the acquisition date. Losses or a reduction in cash flow, which arise subsequent to the date of acquisition are reflected as a charge through the provision for loan losses. Increases in expected future cash flows are reflected as an adjustment to the accretable yield and are recognized on a prospective basis over the remaining life of the loan.

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

Fair Value of Financial Instruments

We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available-for-sale are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a non-recurring basis, such as impaired loans and OREO. These non-recurring fair value adjustments typically involve application of lower-of-cost-or-fair value accounting or write-downs of individual assets. During the first quarter of 2018, the Company adopted ASU 2016-01 and measures the fair value of financial instruments reported at amortized cost on the consolidated statement of financial condition using the exit price notion. Further, we include in Note 18 to the Consolidated Financial Statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. Additionally, for financial instruments not recorded at fair value we disclose the estimate of their fair value.

Operating Results

Overview.  The comparability of financial information is affected by our acquisitions. On July 1, 2018, the Company completed the acquisition of Grandpoint.

Non-GAAP Measurements

The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures and may not be comparable to non-GAAP financial measures that may be presented by other companies. The non-GAAP measures the Company uses include the following:

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

•
Efficiency ratio: This figure represents the ratio of noninterest expense less other real estate owned operations, core deposit intangible amortization and merger-related expense to the sum of net interest income before provision for loan losses and total noninterest income, less gain/(loss) on sale of securities, other-than-temporary impairment recovery/(loss) on investment securities, gain/(loss) on sale of other real estate owned and gain/(loss) from debt extinguishment.

•
Return on average tangible common equity: This figure is calculated by excluding CDI amortization expense and excluding the average CDI and average goodwill from the average stockholders’ equity during the period.

•
Core net interest income and core net interest margin: Core net interest income is calculated by excluding scheduled accretion income, accelerated accretion income, CD mark-to-market and nonrecurring nonaccrual interest paid from net interest income. The core net interest margin is calculated as the ratio of core net interest income to average interest-earning assets.

The following tables provide reconciliations of the non-GAAP measures with financial measures defined by GAAP:

Tangible Common Equity Amounts and Ratios

	For the Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Total stockholders’ equity	$2,012,594	$1,969,697	$1,241,996
Less: intangible assets	891,634	909,282	536,343
Tangible common equity	$1,120,960	$1,060,415	$705,653

Total assets	$11,776,012	$11,487,387	$8,024,501
Less: intangible assets	891,634	909,282	536,343
Tangible assets	$10,884,378	$10,578,105	$7,488,158

Common equity ratio	17.09%	17.15%	15.48%
Less: intangible equity ratio	6.79	7.13	6.06
Tangible common equity ratio	10.30%	10.02%	9.42%

Basic shares outstanding	59,506,057	62,480,755	46,245,050

Book value per share	$33.82	$31.52	$26.86
Less: intangible book value per share	14.98	14.55	11.60
Tangible book value per share	$18.84	$16.97	$15.26

Efficiency Ratio

	For the Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Total noninterest expense	$259,065	$249,905	$167,958
Less: CDI amortization	17,245	13,594	6,144
Less: merger-related expense	656	18,454	21,002
Less: other real estate owned operations, net	160	4	72
Noninterest expense, adjusted	$241,004	$217,853	$140,740

Net interest income before provision for loan losses	$447,301	$392,711	$247,502
Add: total noninterest income	35,236	31,027	31,114
Less: net gain loss from investment securities	8,571	1,399	2,737
Less: recoveries of OTTI impairment- securities	2	4	1
Less: net gain (loss) from other real estate owned	52	281	46
Less: net gain (loss) from debt extinguishment	(612)	—	—
Revenue, adjusted	$474,524	$422,054	$275,832

Efficiency ratio	50.8%	51.6%	51.0%

Return on Average Tangible Common Equity

	For the Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Net income	$159,718	$123,340	$60,100
Plus: CDI amortization expense	17,245	13,594	6,144
Less: CDI amortization expense tax adjustment (1)	4,986	3,948	2,272
Net income for average tangible common equity	$171,977	$132,986	$63,972

Average stockholders’ equity	$1,996,761	$1,599,886	$890,856
Less: average CDI	92,339	73,683	30,270
Less: average goodwill	808,535	651,550	325,859
Average tangible common equity	$1,095,887	$874,653	$534,727

Return on average equity (2)	8.00%	7.71%	6.75%
Return on average tangible common equity (2)	15.69%	15.20%	11.96%

(1) CDI amortization expense adjusted by statutory tax rate.
(2) Ratio is annualized.

Core Net Interest Margin

	For the Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Net interest income	$447,301	$392,711	$247,502
Less: scheduled accretion income	9,151	9,164	9,144
Less: accelerated accretion income	11,458	6,918	3,757
Less: premium amortization on CD	521	1,551	969
Less: nonrecurring nonaccrual interest paid	470	380	—
Core net interest income	$425,701	$374,698	$233,632

Average interest-earning assets	$10,319,552	$8,836,075	$5,583,774

Net interest margin	4.33%	4.44%	4.43%
Core net interest margin	4.13%	4.24%	4.18%

Net Interest Income.  Our primary source of revenue is net interest income, which is the difference between the interest earned on loans, investment securities, and interest earning balances with financial institutions (“interest-earning assets”) and the interest paid on deposits and borrowings (“interest-bearing liabilities”) and capital deployed. Net interest margin is net interest income expressed as a percentage of average interest earning assets. Net interest income is affected by changes in both interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities.

For 2019, net interest income totaled $447.3 million, an increase of $54.6 million or 14% from 2018. The increase reflected an increase in average interest-earning assets of $1.48 billion, primarily due to the acquisition of Grandpoint on July 1, 2018, which at acquisition added $2.40 billion of loans, and organic loan growth from new loan originations of $1.56 billion in 2019, partially offset by an increase in average interest-bearing liabilities of $631.4 million and loan paydowns of $1.36 billion. Net interest margin decreased 11 basis points to 4.33% from 2018, primarily due to cost of funds increasing 15 basis points, offset by yield on interest-earning assets increasing 3 basis points.

For 2018, net interest income totaled $392.7 million, an increase of $145.2 million or 59% from 2017. The increase reflected an increase in average interest-earning assets of $3.25 billion, primarily due to the acquisitions of Grandpoint on July 1, 2018 and Plaza Bancorp (“PLZZ”) on November 1, 2017, which at acquisition added $2.40 billion and $1.06 billion of loans, respectively, and organic loan growth from new loan originations of $1.62 billion in 2018, partially offset by an increase in interest-bearing liabilities of $1.81 billion and loan paydowns of $1.28 billion. Net interest margin increased 1 basis point to 4.44% from 2017, primarily due to the yield on interest-earning assets increasing 23 basis points and a higher level of increases in the balances of interest-earning assets relative to interest-bearing liabilities, offset by a 41 basis point increase in the cost of interest-bearing liabilities.

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

	For the Year Ended December 31,
	2019			2018			2017
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)
Assets
Interest-earning assets:
Cash and cash equivalents	$187,935	$1,217	0.65%	$221,236	$2,123	0.96%	$140,402	$842	0.60%
Investment securities	1,363,228	39,227	2.88	1,087,835	30,890	2.84	718,564	18,136	2.52
Loans receivable, net (1)(2)	8,768,389	485,663	5.54	7,527,004	415,410	5.52	4,724,808	251,027	5.31
Total interest-earning assets	10,319,552	526,107	5.10%	8,836,075	448,423	5.07%	5,583,774	270,005	4.84%
Noninterest-earning assets	1,227,360			958,842			511,109
Total assets	$11,546,912			$9,794,917			$6,094,883
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$549,221	$2,340	0.43%	$438,698	$1,167	0.27%	$293,450	$365	0.12%
Money market	3,046,593	28,279	0.93	2,624,106	19,567	0.75	1,701,209	6,720	0.40
Savings	242,127	382	0.16	241,686	357	0.15	189,408	251	0.13
Retail certificates of deposit	1,017,445	17,807	1.75	897,033	10,937	1.22	556,121	3,390	0.61
Wholesale/brokered certificates of deposit	389,978	9,489	2.43	334,728	5,625	1.68	227,822	2,645	1.16
Total interest-bearing deposits	5,245,364	58,297	1.11%	4,536,251	37,653	0.83%	2,968,010	13,371	0.45%
FHLB advances and other borrowings	405,188	9,829	2.43	558,518	11,343	2.03	341,782	4,411	1.29
Subordinated debentures	183,383	10,680	5.82	107,732	6,716	6.23	81,466	4,721	5.80
Total borrowings	588,571	20,509	3.48%	666,250	18,059	2.71%	423,248	9,132	2.16%
Total interest-bearing liabilities	5,833,935	78,806	1.35%	5,202,501	55,712	1.07%	3,391,258	22,503	0.66%
Noninterest-bearing deposits	3,564,809			2,909,588			1,758,730
Other liabilities	151,407			82,942			54,039
Total liabilities	9,550,151			8,195,031			5,204,027
Stockholders’ equity	1,996,761			1,599,886			890,856
Total liabilities and equity	$11,546,912			$9,794,917			$6,094,883
Net interest income		$447,301			$392,711			$247,502
Net interest rate spread			3.75%			4.00%			4.18%
Net interest margin (3)			4.33%			4.44%			4.43%
Cost of deposits			0.66%			0.51%			0.28%
Cost of funds (4)			0.84%			0.69%			0.44%
Ratio of interest-earning assets to interest-bearing liabilities			176.89%			169.84%			164.65%

(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums.
(2) Interest income includes net discount accretion of $20.6 million, $16.1 million and $12.9 million, respectively.
(3) Represents net interest income divided by average interest-earning assets.
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

Changes in our net interest income are a function of changes in both volumes and mix as well as rates of interest-earning assets and interest-bearing liabilities. The following table presents the impact the volume and rate changes have had on our net interest income for the years indicated. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•	Changes in volume (changes in volume multiplied by the prior period rate);

•	Changes in interest rates (changes in interest rates multiplied by the prior period volume); and

•	The net change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

	Year Ended December 31, 2019 Compared to Year Ended December 31, 2018 Increase (Decrease) Due to			Year Ended December 31, 2018 Compared to Year Ended December 31, 2017 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(dollars in thousands)
Interest-Earning Assets
Cash and cash equivalents	$(288)	$(618)	$(906)	$628	$653	$1,281
Investment securities	7,898	439	8,337	10,225	2,529	12,754
Loans receivable, net	68,744	1,509	70,253	154,121	10,262	164,383
Total interest-earning assets	76,354	1,330	77,684	164,974	13,444	178,418
Interest-Bearing Liabilities
Interest checking	350	823	1,173	227	575	802
Money market	3,497	5,215	8,712	4,908	7,939	12,847
Savings	1	24	25	68	38	106
Retail certificates of deposit	1,624	5,246	6,870	3,274	3,810	7,084
Wholesale/brokered certificates of deposit	1,043	2,821	3,864	1,143	2,300	3,443
FHLB advances and other borrowings	(5,361)	3,847	(1,514)	3,648	3,284	6,932
Subordinated debentures	4,690	(726)	3,964	1,429	566	1,995
Total interest-bearing liabilities	5,844	17,250	23,094	14,697	18,512	33,209
Changes in net interest income	$70,510	$(15,920)	$54,590	$150,277	$(5,068)	$145,209

Provision for Credit Losses.  For 2019, we recorded a $5.7 million provision for credit losses compared to $8.3 million recorded in 2018. The current year provision included a $1.4 million provision reversal for unfunded commitments and $53,000 provision reversal for sold loans. The provision in 2018 included $163,000 provision for unfunded commitment, partially offset by $66,000 provision reversal for sold loans. Net loan charge-offs for 2019 amounted to $7.5 million, an increase of $6.5 million from $1.0 million in 2018.

For 2018, we recorded an $8.3 million provision for credit losses compared to $8.4 million recorded in 2017. The $179,000 decrease in the provision for credit losses was primarily attributable to a lower level of net charge-offs for the year, partially offset by the growth in our loan portfolio. Net loan charge-offs for 2018 amounted to $1.0 million, virtually unchanged from $1.0 million in 2017.

	For the Year Ended December 31,
	2019	2018	2017
Provision for Credit Losses	(dollars in thousands)
Provision for loans and lease losses	7,135	8,156	8,640
Provision for unfunded commitments	(1,363)	163	(208)
Provision for sold loans	(53)	(66)	—
Total provision for credit losses	5,719	8,253	8,432

Noninterest Income.  For 2019, noninterest income totaled $35.2 million, an increase of $4.2 million or 13.6% from 2018. The increase was primarily due to an increase in net gain on sale from investments securities of $7.2 million as the Bank sold $543.2 million of securities during 2019 compared to $393.1 million in 2018 and other income of $845,000, which is primarily attributable to a $2.2 million increase in income on CRA related equity investments, partially offset by $612,000 of loss on debt extinguishment, and lower rental income and recoveries from pre-acquisition charge-offs of $339,000 and $318,000, respectively.

Also, the Bank had increases of $641,000, $536,000 and $395,000 in service charges on deposit accounts, other service fee income and loan servicing fees, respectively, reflecting growth in core transaction deposit and loan accounts from both organic growth and the Grandpoint acquisition. These increases was partially offset by a $4.1 million decrease in net gain from the sales of loans, from $10.8 million in 2018 to $6.6 million in 2019. During 2019, we sold $191.5 million of loans with an average price of 103.3%, compared to 2018 in which we sold $307.5 million of loans with an average price of 103.5%. In 2019, total loans sold included $99.9 million in SBA and U.S. Department of Agriculture (“USDA”) loans for a net gain of $8.4 million and $91.7 million in other loans for a net loss of $1.8 million, compared with sales of $123.6 million in SBA and USDA loans with a net gain of $9.3 million and $183.8 million in other loans for a net gain of $1.5 million in 2018.

In addition, debit card interchange fee income decreased $1.3 million, primarily the result of the Bank becoming a non-exempt institution, effective July 1, 2019, under the Durbin Amendment that regulates debit card interchange fee income.

For 2018, noninterest income totaled $31.0 million, a decrease of $87,000 or 0.3% from 2017. The decrease was primarily due to a decrease in other income of $2.0 million, which is primarily attributable to lower recoveries of $3.1 million from pre-acquisition charge-offs, and a decrease in other service fee income of $945,000. Also, the Bank had a $1.7 million decrease on the gain on sale of loans, from $12.5 million in 2017 to $10.8 million in 2018. During 2018, we sold $307.5 million of loans with an average price of 103.5%, compared to 2017 in which we sold $223.6 million of loans with an average price of 105.6%. Lastly, gain on sale of investments decreased $1.3 million as the Bank sold $393.1 million of securities during 2018 compared to $260.8 million in 2017. These decreases were offset by increases of $2.3 million, $1.9 million and $658,000 in debit card interchange fee income, service charges on deposit accounts and loan servicing fees income, respectively, reflecting growth in core transaction deposit and loan accounts from both organic growth and the Grandpoint acquisition. In addition, earnings on banked-owned-life-insurance (“BOLI”) increased $1.1 million, which was primarily the result of a death benefit of $471,000 in 2018 as compared to $63,000 in 2017 and, to a lesser extent, additional BOLI acquired with the Grandpoint and PLZZ acquisitions.

	For the Year Ended December 31,
	2019	2018	2017
Noninterest Income	(dollars in thousands)
Loan servicing fees	$1,840	$1,445	$787
Service charges on deposit accounts	5,769	5,128	3,273
Other service fee income	1,438	902	1,847
Debit card interchange fee income	3,004	4,326	2,043
Earnings on BOLI	3,486	3,427	2,279
Net gain from sales of loans	6,642	10,759	12,468
Net gain from sales of investment securities	8,571	1,399	2,737
Other income	4,486	3,641	5,680
Total noninterest income	$35,236	$31,027	$31,114

Noninterest Expense.  For 2019, noninterest expense totaled $259.1 million, an increase of $9.2 million, or 3.7% from 2018. The increase in noninterest expense was primarily due to higher compensation and benefits of $9.3 million, which was primarily related to an increase in staff from our acquisitions of Grandpoint on July 1, 2018 and internal growth in staff to support our overall growth. Occupancy expense grew by $6.2 million in 2019, mostly due to the Grandpoint acquisition in 2018 and the additional branches retained from the acquisition. Deposit expense increased by $5.4 million attributable largely to higher deposit balances. The remaining expense categories, excluding merger-related expense, grew by $6.1 million, or 7.9%, in 2019, due to both a combination of expense growth related to the acquisition of Grandpoint and increased expenses to support the Company’s organic growth in loans and deposits. The most significant increases in expense from these remaining categories were $3.7 million increase in CDI expenses, $2.8 million increase in legal, audit, and professional expense and $2.3 million other expenses. Merger-related expense decreased $17.8 million as compared to 2018, reflecting the costs of the acquisition of Grandpoint in 2018.

For 2018, noninterest expense totaled $249.9 million, an increase of $81.9 million or 48.8% from 2017. The increase in noninterest expense was primarily due to higher compensation and benefits of $45.7 million, which was primarily related to an increase in staff from our acquisitions of Grandpoint on July 1, 2018 and PLZZ on November 1, 2017, and internal growth in staff to support our overall growth. Occupancy expense grew by $9.8 million in 2018, mostly due to the HEOP and PLZZ acquisitions in 2017 and Grandpoint acquisition in 2018, and the additional branches retained from those acquisitions. The remaining expense categories, excluding merger- related expense, grew by $28.9 million or 60.2% in 2018, due to both a combination of expense growth related to the acquisition of Grandpoint and PLZZ and increased expenses to support the Company’s organic growth in loans and deposits. The most significant increases in expense from these remaining categories were a $7.5 million increase in CDI expenses, $5.2 million increase in data processing costs, $3.9 million increase in legal, audit, and professional expenses, and a $3.7 million increase in deposit related expenses, which include expenses such as lock box services. Merger-related expense decreased $2.5 million as compared to 2017, reflecting the costs of the acquisitions of HEOP and PLZZ in 2017 as compared to the costs of the Grandpoint acquisition in 2018.

Our efficiency ratio was 50.8% for 2019, compared to 51.6% for 2018 and 51.0% for 2017.

	For the Year Ended December 31,
	2019	2018	2017
Noninterest Expense	(dollars in thousands)
Compensation and benefits	$139,187	$129,886	$84,138
Premises and occupancy	30,758	24,544	14,742
Data processing	12,301	13,412	8,206
Other real estate owned operations, net	160	4	72
FDIC insurance premiums	764	3,002	2,151
Legal, audit and professional expense	12,869	10,040	6,101
Marketing expense	6,402	6,151	4,436
Office, telecommunications and postage expense	4,826	5,312	3,117
Loan expense	4,079	3,370	3,299
Deposit expense	15,266	9,916	6,240
Merger-related expense	656	18,454	21,002
CDI amortization	17,245	13,594	6,144
Other expense	14,552	12,220	8,310
Total noninterest expense	$259,065	$249,905	$167,958

Income Taxes. The Company recorded income taxes of $58.0 million in 2019, compared with $42.2 million in 2018, and $42.1 million in 2017. Our effective tax rate was 26.7% for 2019, 25.5% for 2018, and 41.2% for 2017. The effective tax rate in each year is affected by various items, including changes in tax law, tax exempt income from municipal securities, loans and BOLI, tax benefits associated with low income housing tax credit (“LIHTC”) investments, merger-related expenses, the settlement of stock compensation, and other permanent differences.

The effective tax rate for 2019 increased from 2018 primarily due to a reduction in significant benefits from the settlement of stock compensation awards, as well as the absence of the favorable adjustments to income tax expense in 2018 attributable to the re-measurement of net deferred tax assets associated with the passage of the Tax Cuts and Jobs Act of 2017.

See Note 14 to the Consolidated Financial Statements included in Item 8 hereof for further discussion of income taxes and an explanation of the factors, which impact our effective tax rate.

Financial Condition

At December 31, 2019, total assets of the Company were $11.78 billion, an increase of $288.6 million, or 3%, from total assets of $11.49 billion at December 31, 2018. The asset growth in 2019 was primarily due to increases of $265.2 million in available-for-sale investment securities as well as $123.4 million in cash and cash equivalents stemming from deposit growth, partially offset by a $118.6 million decrease in gross total loans, including loans held-for-sale.

Investment Securities

Our investment policy, as established by our board of directors, attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and complement our lending activities. Specifically, our investment policy generally limits our investments to U.S. government securities, federal agency-backed securities, U.S. government-sponsored (“GSE”) guaranteed mortgage-backed securities (“MBS”), which are guaranteed by Fannie Mae (“FNMA”), Freddie Mac (“FHLMC”), or Ginnie Mae (“GNMA”), and collateralized mortgage obligations (“CMO”), municipal bonds and corporate bonds, specifically bank debt notes. The Bank has designated all investment securities, other than investments made for CRA purposes, as available-for-sale.

Below is a breakdown of the investment security portfolio for the past three years by investment type and designation.

	At December 31,
	2019			2018			2017
	Amortized Cost	Fair Value	% Portfolio	Amortized Cost	Fair Value	% Portfolio	Amortized Cost	Fair Value	% Portfolio
	(dollars in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury	$60,457	$63,555	4.5%	$59,688	$60,912	5.3%	$—	$—	—%
Agency	240,348	246,358	17.5	128,958	130,070	11.3	47,051	47,209	5.9
Corporate debt	149,150	151,353	10.8	104,158	103,543	9.0	78,155	79,546	9.9
Municipal bonds	384,032	397,298	28.2	238,914	238,630	20.8	228,929	232,128	28.8
Collateralized mortgage obligation: residential	9,869	9,984	0.7	24,699	24,338	2.1	33,984	33,781	4.2
Mortgage-backed securities: residential	494,404	499,836	35.6	554,751	545,729	47.6	398,664	394,765	49.0
Total investment securities available-for-sale	1,338,260	1,368,384	97.3	1,111,168	1,103,222	96.1	786,783	787,429	97.8
Investment Securities Held-to-Maturity:
Mortgage-backed securities: residential	36,114	37,036	2.6	43,381	42,843	3.7	17,153	16,944	2.1
Other	1,724	1,724	0.1	1,829	1,829	0.2	1,138	1,138	0.1
Total investment securities held-to-maturity	37,838	38,760	2.7	45,210	44,672	3.9	18,291	18,082	2.2
Total investment securities	$1,376,098	$1,407,144	100%	$1,156,378	$1,147,894	100%	$805,074	$805,511	100%

Our investment securities portfolio amounted to $1.41 billion at December 31, 2019, as compared to $1.15 billion at December 31, 2018, representing a 23% increase. The increase in securities in 2019 was primarily due to $889.5 million in purchases and $38.1 million in mark-to-market fair value adjustment, partially offset by $543.2 million in sales and $126.6 million in principal payments, amortization and redemptions due to higher purchases and expansion of the investment portfolio. In general, the purchase of investment securities primarily related to investing excess liquidity from our banking operations.

The following table sets forth the fair values and weighted average yields on our investment security portfolio by contractual maturity as of the date indicated:

	At December 31, 2019
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury	$500	2.51%	$20,586	2.26%	$42,469	2.90%	$—	—%	$63,555	2.68%
Agency	1,014	3.08	42,162	2.72	169,070	2.39	34,112	3.00	246,358	2.53
Corporate debt	—	—	—	—	137,518	4.22	13,835	3.97	151,353	4.20
Municipal bonds	—	—	1,952	2.60	26,996	2.26	368,350	2.83	397,298	2.79
Collateralized mortgage obligation: residential	—	—	—	—	603	2.08	9,381	2.67	9,984	2.63
Mortgage-backed securities: residential	—	—	2,352	3.37	195,933	2.67	301,551	2.62	499,836	2.65
Total investment securities available-for-sale	1,514	2.89	67,052	2.60	572,589	2.96	727,229	2.77	1,368,384	2.84
Investment Securities Held-to-Maturity:
Mortgage-backed securities: residential	—	—	942	3.13	—	—	36,094	3.08	37,036	3.08
Other	—	—	—	—	—	—	1,724	0.97	1,724	0.97
Total investment securities held-to-maturity	—	—	942	3.13	—	—	37,818	2.99	38,760	2.99
Total investment securities	$1,514	2.89%	$67,994	2.61%	$572,589	2.96%	$765,047	2.78%	$1,407,144	2.85%

As of December 31, 2019, our investment securities portfolio consisted of $536.0 million in GSE MBS, $397.3 million in municipal bonds, $246.4 million of agency bonds, $151.4 million in corporate bonds, $63.6 million in U.S. Treasury securities, $10.0 million in GSE CMO and $1.7 million in other securities. The total end of period weighted average interest rate on investments at December 31, 2019 was 2.85%, compared to 2.80% at December 31, 2018, reflecting the increased investment in higher yielding corporate bonds.

The following table lists the percentage of our portfolio exposure, including available-for-sale and held-to-maturity securities, to any one issuer as a percentage of capital. The only issuer with greater than 10% exposure is the FNMA at December 31, 2019. At December 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

	At December 31,
	2019			2018
	Amortized Cost	Fair Value	% Capital	Amortized Cost	Fair Value	% Capital
	(dollars in thousands)
Issuer
GNMA	$5,785	$5,823	0.3%	$27,048	$26,402	1.3%
FNMA	369,371	373,010	18.5	361,687	357,110	18.1
FHLMC	165,231	167,101	8.3	234,096	229,936	11.7

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

The following is a listing of the breakdown by state for our municipal holdings, for all states with greater than 5% of the portfolio listed, and 90.1% of the Texas issues are insured by The Texas Permanent School Fund.

	At December 31, 2019
	Amortized Cost	Fair Value	% Municipal
	(dollars in thousands)
Issuer
Texas	$205,153	$211,762	53.3%
California	49,171	51,848	13.1
Other	129,708	133,688	33.6
Total municipal securities	$384,032	$397,298	100.0%

Loans

Loans held for investment, net, totaled $8.69 billion at December 31, 2019, a decrease of $114.1 million or 1.30% from $8.80 billion at December 31, 2018. The decrease was driven by higher loan prepayments and payoffs, lower loan fundings and loan purchases, partially offset by lower loan sales. The decrease in loans included decreases in construction loans of $113.6 million, one-to-four family loans of $101.5 million, C&I loans of $99.2 million, consumer loans of $38.5 million, SBA loans of $18.1 million, land loans of $15.5 million, agribusiness loans of $10.7 million, and commercial owner occupied of $5.0 million, partially offset by the increases in franchise loans of $151.5 million, commercial non-owner occupied of $69.2 million, multi-family of $41.6 million and farmland loans of $25.5 million. The total end of period weighted average interest rate on loans as of December 31, 2019 was 4.91% and, as of December 31, 2018, was 5.13%.

Loans held for sale totaled $1.7 million at December 31, 2019. Loans held for sale primarily represent the guaranteed portion of SBA loans, which the Bank originates for sale. As of December 31, 2018, loans held for sale totaled $5.7 million.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	At December 31,
	2019			2018			2017
	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate
	(dollars in thousands)
Business Loans
Commercial and industrial	$1,265,185	14.5%	5.22%	$1,364,423	15.4%	5.83%	$1,086,659	17.5%	5.18%
Franchise	916,875	10.5	5.58	765,416	8.7	5.40	660,414	10.7	5.23
Commercial owner occupied (1)	1,674,092	19.2	4.85	1,679,122	19.0	4.94	1,289,213	20.8	5.01
SBA	175,815	2.0	6.82	193,882	2.2	7.17	185,514	3.0	6.30
Agribusiness	127,834	1.4	4.92	138,519	1.6	5.46	116,066	1.9	4.62
Total business loans	4,159,801	47.6	5.21	4,141,362	46.9	5.44	3,337,866	53.9	5.16
Real Estate Loans
Commercial non-owner occupied	2,072,374	23.7	4.61	2,003,174	22.6	4.67	1,243,115	20.0	4.60
Multi-family	1,576,870	18.1	4.30	1,535,289	17.4	4.33	794,384	12.8	4.29
One-to-four family (2)	254,779	2.9	4.78	356,264	4.0	5.01	270,894	4.4	4.63
Construction	410,065	4.7	5.99	523,643	5.9	6.74	282,811	4.6	6.13
Farmland	175,997	2.0	4.71	150,502	1.7	4.80	145,393	2.3	4.52
Land	31,090	0.4	5.45	46,628	0.5	5.61	31,233	0.5	5.72
Total real estate loans	4,521,175	51.8	4.65	4,615,500	52.1	4.83	2,767,830	44.6	4.68
Consumer Loans
Consumer loans	50,922	0.6	3.96	89,424	1.0	5.60	92,931	1.5	5.63
Gross loans held for investment	8,731,898	100%	4.91%	8,846,286	100%	5.13%	6,198,627	100%	4.95%
Deferred loan origination (fees)/costs and (discounts)/premiums, net	(9,587)			(9,468)			(2,403)
Loans held for investment	8,722,311			8,836,818			6,196,224
Allowance for loan losses	(35,698)			(36,072)			(28,936)
Loans held for investment, net	$8,686,613			$8,800,746			$6,167,288

Loans held for sale, at lower of cost or fair value	$1,672			$5,719			$23,426

	2016			2015
	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate
	(dollars in thousands)
Business Loans
Commercial and industrial	$563,169	17.4%	4.82%	$309,741	13.7%	4.95%
Franchise	459,421	14.2	5.24	328,925	14.6	5.45
Commercial owner occupied (1)	454,918	14.1	4.76	294,726	13.1	4.98
SBA	88,994	2.8	5.63	53,691	2.4	5.49
Warehouse facilities	—	—	—	143,200	6.4	3.88
Total business loans	1,566,502	48.5%	4.97%	1,130,283	50.2%	4.99%
Real Estate Loans
Commercial non-owner occupied	586,975	18.1	4.63	421,583	18.7	4.91
Multi-family	690,955	21.3	4.28	429,003	19.0	4.56
One-to-four family (2)	100,451	3.1	4.62	80,050	3.6	4.51
Construction	269,159	8.3	5.57	169,748	7.5	5.42
Land	19,829	0.6	5.36	18,340	0.8	5.16
Total real estate loans	1,667,369	51.4	4.65	1,118,724	49.6	4.83
Consumer Loans
Consumer loans	4,112	0.1	5.60	5,111	0.2	5.21
Gross loans held for investment (3)	3,237,983	100%	4.81%	2,254,118	100%	4.91%
Plus: Deferred loan origination costs/(fees) and premiums/(discounts), net	3,630			197
Loans held for investment	3,241,613			2,254,315
Allowance for loan losses	(21,296)			(17,317)
Loans held for investment, net	$3,220,317			$2,236,998

Loans held for sale, at lower of cost or fair value	$7,711			$8,565

(1) Secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans held for investment for December 31, 2019 and December 31, 2018, net of the unaccreted fair value net purchase discounts of $40.7 million and $61.0 million, respectively.

The following table shows the contractual maturity of the Company’s loans, including loans held for sale, without consideration of prepayment assumptions at the date indicated:

	At December 31, 2019
	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years	Total
	(dollars in thousands)
Business loans:
Commercial and industrial	$562,397	$334,856	$367,932	$1,265,185
Franchise	30,393	24,055	862,427	916,875
Commercial owner occupied	38,284	88,401	1,547,407	1,674,092
SBA	374	3,890	173,223	177,487
Agribusiness	53,721	56,296	17,817	127,834
Total business loans	685,169	507,498	2,968,806	4,161,473
Real estate loans:
Commercial non-owner occupied	94,926	124,963	1,852,486	2,072,375
Multi-family	16,507	10,110	1,550,253	1,576,870
One-to-four family	17,052	6,897	230,830	254,779
Construction	276,557	69,862	63,646	410,065
Farmland	5,512	31,392	139,092	175,996
Land	12,512	6,849	11,729	31,090
Total real estate loans	423,066	250,073	3,848,036	4,521,175
Consumer loans:
Consumer loans	3,592	41,882	5,448	50,922
Total gross loans	$1,111,827	$799,453	$6,822,290	$8,733,570

The following table sets forth at December 31, 2019 the dollar amount of gross loans receivable that are contractually due after December 31, 2020 and whether such loans have fixed interest rates or adjustable interest rates.

	At December 31, 2019 Loans Due After December 31, 2020
	Fixed	Adjustable	Total
	(dollars in thousands)
Business loans
Commercial and industrial	$283,482	$419,306	$702,788
Franchise	88,874	797,608	886,482
Commercial owner occupied	504,646	1,131,162	1,635,808
SBA	3,568	173,545	177,113
Agribusiness	51,801	22,312	74,113
Total business loans	932,371	2,543,933	3,476,304
Real estate loans
Commercial non-owner occupied	642,063	1,335,385	1,977,448
Multi-family	127,079	1,433,284	1,560,363
One-to-four family	37,479	200,248	237,727
Construction	33,662	99,846	133,508
Farmland	111,007	59,478	170,485
Land	2,873	15,705	18,578
Total real estate loans	954,163	3,143,946	4,098,109
Consumer loans
Consumer loans	5,710	41,620	47,330
Total gross loans	$1,892,244	$5,729,499	$7,621,743

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally initiate formal collection activities including, for loans secured by real estate, recording a notice of default and, after providing the required notices to the borrower, commencing foreclosure proceedings. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. At December 31, 2019, loans delinquent 60 or more days as a percentage of total loans held for investment was 20 basis points, up from 7 basis points at December 31, 2018.

The following table sets forth delinquencies in the Company’s loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At December 31, 2019
Business loans
Commercial and industrial	7	$422	6	$826	2	$2,997	15	$4,245
Franchise	—	—	2	9,142	—	—	2	9,142
Commercial owner occupied	1	331	—	—	—	—	1	331
SBA	2	169	1	613	10	2,434	13	3,216
Real estate loans
Commercial non-owner occupied	2	1,179	—	—	2	1,128	4	2,307
Consumer loans
Consumer loans	1	5	1	2	1	1	3	8
Total	13	$2,106	10	$10,583	15	$6,560	38	$19,249
Delinquent loans to total loans held for investment		0.02%		0.12%		0.08%		0.22%

At December 31, 2018
Business loans
Commercial and industrial	6	$309	4	$1,204	5	$931	15	$2,444
Franchise	1	5,680	—	—	1	190	2	5,870
Commercial owner occupied	1	343	—	—	5	812	6	1,155
SBA	3	524	—	—	3	2,626	6	3,150
Real estate loans
Multi-family	1	14	—	—	—	—	1	14
One-to-four family	1	30	1	9	1	6	3	45
Consumer loans
Consumer loans	3	146	1	29	—	—	4	175
Total	16	$7,046	6	$1,242	15	$4,565	37	$12,853
Delinquent loans to total loans held for investment		0.08%		0.02%		0.05%		0.15%

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), troubled debt restructuring (“TDR”), OREO and other repossessed assets owned. Nonaccrual loans consisted of all loans 90 days or more past due and on loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest. A “restructured loan” is one where the terms of the loan were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. We had $3.0 million of troubled debt restructurings at December 31, 2019, consisting of a commercial line of credit to a quick serve restaurant franchisee of $1.7 million and a commercial line of credit to a designer and distributor of automobile wheels of $1.3 million with their terms being modified to extend the maturity date for 24 months or less, compared to no trouble debt restructured loans at December 31, 2018. These two TDRs were both current and on accrual status as of December 31, 2019. The modification did not have an impact on the recorded investments of the loans.

At December 31, 2019, we had $9.1 million of nonperforming assets, which consisted of $8.7 million of nonperforming loans and $441,000 of OREO. At December 31, 2018, we had $5.0 million of nonperforming assets, which consisted of $4.9 million of nonperforming loans, $147,000 of OREO and $13,000 of other repossessed assets owned. The increase in nonperforming loans in 2019 compared to 2018 was primarily due to the addition of two commercial and industrial lines of credit totaling $3.0 million to a single borrower in the trucking business. It is our policy to take appropriate, timely and aggressive action when necessary to resolve nonperforming assets. When resolving problem loans, it is our policy to determine collectability under various circumstances, which are intended to result in our maximum financial benefit. We accomplish this by working with the borrower to bring the loan current, selling the loan to a third party, or by foreclosing upon and selling the asset.

At December 31, 2019, OREO consisted of a two-office condo property with a carrying value of $126,000 and a retail warehouse property with a carrying value of $315,000, compared to one land property with a carrying value of $147,000 at December 31, 2018. Properties acquired through or in lieu of foreclosure are recorded at fair value less cost to sell. The Company generally obtains an appraisal and/or a market evaluation on all OREO prior to obtaining possession. After foreclosure, valuations are periodically performed by management as needed due to changing market conditions or factors specifically attributable to the property’s condition. If the carrying value of the property exceeds its fair value, less estimated cost to sell, the asset is written down and a charge to operations is recorded.

The following table sets forth composition of nonperforming assets at the date indicated:

	At December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Nonperforming Assets
Business loans
Commercial and industrial	$4,637	$931	$1,160	$250	$463
Franchise	—	190	—	—	1,630
Commercial owner occupied	—	599	97	436	536
SBA	2,519	2,739	1,201	316	—
Total business loans	7,156	4,459	2,458	1,002	2,629
Real estate loans
Commercial non-owner occupied	1,128	—	—	—	1,164
One-to-four family	366	398	817	124	155
Land	—	—	9	15	21
Total real estate loans	1,494	398	826	139	1,340
Consumer loans
Consumer loans	—	—	—	—	1
Total nonperforming loans	8,650	4,857	3,284	1,141	3,970
Other real estate owned	441	147	326	460	1,161
Other assets owned	—	13	—	—	—
Total nonperforming assets	$9,091	$5,017	$3,610	$1,601	$5,131
Allowance for loan losses	$35,698	$36,072	$28,936	$21,296	$17,317
Allowance for loan losses as a percent of total nonperforming loans, gross	413%	743%	881%	1,866%	436%
Nonperforming loans as a percent of loans held for investment	0.10	0.05	0.05	0.04	0.18
Nonperforming assets as a percent of total assets	0.08	0.04	0.04	0.04	0.18

Allowance for Loan Losses

The ALLL is established as management’s estimate of probable incurred losses inherent in the loan portfolio and is based on our continual review of the loan portfolio’s credit quality. Management evaluates the adequacy of the allowance quarterly to maintain the allowance at levels sufficient to provide for these inherent losses. The ALLL is based upon the total loans evaluated individually and collectively, and is reported as a reduction of loans held for investment. The allowance is increased by a provision for credit losses, which is charged to expense and reduced by charge-offs, net of recoveries.

We separate our assets, largely loans, by type, and we use various loan classifications to segregate the loans into various risk grade categories. We use the various loan classifications as a means of measuring risk for determining the valuation allowance for groups and individual assets at a point in time. Currently, we designate our assets into a category of “Pass,” “Special Mention,” “Substandard,” “Doubtful” or “Loss.” A brief description of these classifications follows:

•	Pass classifications represent loans with a level of credit quality that contains no well-defined deficiencies or weaknesses.

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

•	Loss loans are those that are considered uncollectible and of such little value that their continuance as assets is not warranted. Amounts classified as loss are promptly charged off.

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

At December 31, 2019, we had $44.9 million of loans classified as substandard, compared to $61.5 million at December 31, 2018. The decrease was primarily attributable to $34.5 million of substandard loans that have been cured, $9.8 million of payoffs, $3.6 million of loan sold and $1.6 million of charge-offs, partially offset by new additions to substandard loans of $35.1 million during the year. There were no loans classified as doubtful as of December 31, 2019 or 2018.

The following tables set forth information concerning substandard and doubtful loans at the dates indicated:

	At December 31, 2019
	Substandard		Doubtful
	Gross Balance	# of Loans	Balance	# of Loans
	(dollars in thousands)
Business loans
Commercial and industrial	$15,886	42	$—	—
Franchise	10,833	4	—	—
Commercial owner occupied	3,534	10	—	—
SBA	8,221	47	—	—
Agribusiness	4,496	11	—	—
Total business loans	42,970	114	—	—
Real estate loans
Commercial non-owner occupied	1,128	2	—	—
Multi-family	216	1	—	—
One-to-four family	561	5	—	—
Land	17	2	—	—
Total real estate loans	1,922	10	—	—
Consumer loans
Consumer loans	54	10	—	—
Total loans	$44,946	134	$—	—

	At December 31, 2018
	Substandard		Doubtful
	Gross Balance	# of Loans	Balance	# of Loans
	(dollars in thousands)
Business loans
Commercial and industrial	$12,134	63	$—	—
Franchise	190	1	—	—
Commercial owner occupied	16,548	25	—	—
SBA	6,906	34	—	—
Agribusiness	13,164	18	—	—
Total business loans	48,942	141	—	—
Real estate loans
Commercial non-owner occupied	5,687	4	—	—
Multi-family	662	2	—	—
One-to-four family	5,453	25	—	—
Farmland	121	2	—	—
Land	488	4	—	—
Total real estate loans	12,411	37	—	—
Consumer loans
Consumer loans	103	19	—	—
Total loans	$61,456	197	$—	—

In determining the ALLL, we evaluate loan credit losses on an individual basis in accordance with the FASB Accounting Standards Codification (“ASC”) 310, and on a collective basis based on FASB ASC 450. For loans evaluated on an individual basis, we analyze the borrower’s creditworthiness, cash flows and financial status, and the condition and estimated value of the collateral. Loans evaluated individually that are deemed to be impaired are separated from our collective credit loss analysis.

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

Internal Factors

•	changes in lending policies and procedures, including underwriting standards and collection, charge-offs and recovery practices;

•	changes in the nature and volume of the loan portfolio, as well as new types of lending;

•	changes in the experience, ability and depth of lending management and other relevant staff that may have an impact on our loan portfolio;

•	changes in the volume and severity of adversely classified or graded loans;

•	changes in the quality of our loan review system and management oversight; and

•	the existence and effect of any concentrations of credit and changes in the level of such concentrations.

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

Loans acquired through bank acquisition are recorded at fair value at acquisition date without a carryover of the related ALLL. Purchased credit impaired loans acquired are loans that have evidence of credit deterioration since origination and as to which it is probable at the date of acquisition that the Company will not collect all of principal and interest payments according to the contractual terms. These loans are accounted for under ASC 310-30.

As of December 31, 2019, the ALLL totaled $35.7 million, a decrease of $374,000 from $36.1 million at December 31, 2018. At December 31, 2019, the ALLL as a percent of nonperforming loans was 413%, compared with 743% at December 31, 2018.

At December 31, 2019, the ALLL as a percent of loans held for investment was 0.41%, unchanged from 0.41% at December 31, 2018. Loans acquired from acquisitions were recorded with an average fair value discount of 0.47% and 0.69% at December 31, 2019 and 2018, respectively. At December 31, 2019, management deems the ALLL to be sufficient to provide for probable incurred losses within the loan portfolio.

The following table sets forth the activity in the Company’s ALLL for the periods indicated:

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$36,072	$28,936	$21,296	$17,317	$12,200
Provision for loan losses	7,135	8,156	8,640	8,776	6,425
Charge-offs:
Business loans
Commercial and industrial	2,318	1,411	1,344	2,802	484
Franchise	2,531	—	—	980	764
Commercial owner occupied	125	33	—	329	—
SBA	2,238	102	8	980	—
Real Estate loans
Commercial non-owner occupied	625	—	—	—	116
One-to-four family	—	—	10	151	16
Consumer loans
Consumer loans	16	409	—	—	—
Total charge-offs	$7,853	$1,955	$1,362	$5,242	$1,380
Recoveries:
Business loans
Commercial and industrial	$189	$698	$94	$177	$47
Franchise	18	—	—	—	—
Commercial owner occupied	46	47	105	25	—
SBA	78	169	127	193	8
Real Estate loans
Commercial non-owner occupied	—	—	—	21	3
One-to-four family	2	13	35	25	13
Consumer loans
Consumer loans	11	8	1	4	1
Total recoveries	344	935	362	445	72
Net loan charge-offs	7,509	1,020	1,000	4,797	1,308
Balance at end of period	$35,698	$36,072	$28,936	$21,296	$17,317
Ratios
Net charge-offs to average total loans, net	0.09%	0.01%	0.02%	0.17%	0.06%
Allowance for loan losses to loans held for investment	0.41%	0.41%	0.47%	0.66%	0.77%

The following table sets forth the Company’s ALLL and the percent of gross loans to total gross loans in each of the categories listed and the allowance as a percentage of the loan category balance at the dates indicated:

	At December 31,
	2019			2018			2017
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance
	(dollars in thousands)
Business loans
Commercial and industrial	$11,334	14.5%	0.90%	$10,821	15.4%	0.79%	$9,721	17.5%	0.89%
Franchise	6,408	10.5	0.70	6,500	8.7	0.85	5,797	10.7	0.88
Commercial owner occupied	1,923	19.2	0.11	1,386	19.0	0.08	767	20.8	0.06
SBA	4,479	2.0	2.55	4,288	2.2	2.21	2,890	3.0	1.56
Agribusiness	2,523	1.4	1.97	3,283	1.6	2.37	1,291	1.9	1.11
Real estate loans
Commercial non-owner occupied	1,899	23.7	0.09	1,604	22.6	0.08	1,266	20.0	0.10
Multi-family	729	18.1	0.05	725	17.4	0.05	607	12.8	0.08
One-to-four family	655	2.9	0.26	805	4.0	0.23	803	4.4	0.30
Construction	3,809	4.7	0.93	5,166	5.9	0.99	4,569	4.6	1.62
Farmland	858	2.0	0.49	503	1.7	0.33	137	2.3	0.09
Land	675	0.4	2.17	772	0.5	1.66	993	0.5	3.18
Consumer loans
Consumer loans	406	0.6	0.80	219	1.0	0.24	95	1.5	0.10
Total	$35,698	100.0%	0.41%	$36,072	100.0%	0.41%	$28,936	100.0%	0.47%

	At December 31,
	2016			2015
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance
	(dollars in thousands)
Business Loans
Commercial and industrial	$6,362	17.4%	1.13%	$3,449	13.7%	1.11%
Franchise	3,845	14.1	0.84	3,124	14.5	0.95
Commercial owner occupied	1,193	14.0	0.26	1,870	13.0	0.63
SBA	1,039	3.0	1.17	1,500	2.8	2.79
Warehouse facilities	—	—	—	759	6.3	0.53
Real estate Loans
Commercial non-owner occupied	1,715	18.1	0.29	2,048	18.7	0.49
Multi-family	2,927	21.3	0.42	1,583	19.0	0.37
One-to-four family	365	3.1	0.36	698	3.5	0.87
Construction	3,632	8.3	1.35	2,030	7.5	1.20
Farmland	—	—	—	—	—	—
Land	198	0.6	1.00	233	0.8	1.27
Consumer Loans
Consumer loans	20	0.1	0.49	23	0.2	0.45
Total	$21,296	100.0%	0.66%	$17,317	100.0%	0.77%

The following table sets forth the ALLL amounts calculated by the categories listed at the dates indicated:

	At December 31,
	2019		2018		2017		2016		2015
Balance at End of Period Applicable to	Amount	% of Allowance to Total	Amount	% of Allowance to Total	Amount	% of Allowance to Total	Amount	% of Allowance to Total	Amount	% of Allowance to Total
	(dollars in thousands)
Allocated allowance	$35,698	100.0%	$35,488	98.4%	$28,881	99.8%	$21,046	98.8%	$16,586	95.9%
Specific allowance	—	—	584	1.6	55	0.2	250	1.2	731	4.1
Total	$35,698	100.0%	$36,072	100.0%	$28,936	100.0%	$21,296	100.0%	$17,317	100.0%

Deposits

At December 31, 2019, total deposits were $8.90 billion, an increase of $240.2 million, or 2.8%, from December 31, 2018. The increase in deposits in 2019 included increases in noninterest bearing checking of $361.9 million, money market and savings of $181.1 million and interest-bearing checking of $59.9 million, partially offset by a decrease in time deposits of $362.8 million. The increase in deposits during 2019 was primarily due to organic non-maturity deposit growth of $603.0 million. This strong inflow of non-maturity deposits enabled the Company to run off higher cost retailed and brokered time deposits during the year. The total end-of-period weighted average interest rate of total deposits was 0.53% and 0.63% at December 31, 2019 and 2018, respectively.

The following table sets forth the average balance of deposit accounts and the weighted average rates paid for the periods indicated:

	For the Year Ended December 31,
	2019		2018		2017
	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost
	(dollars in thousands)
Deposits
Noninterest bearing checking	$3,564,809	—%	$2,909,588	—%	$1,758,730	—%
Interest bearing checking	549,221	0.43	438,698	0.27	293,450	0.12
Money market	3,046,593	0.93	2,624,106	0.75	1,701,209	0.40
Savings	242,127	0.16	241,686	0.15	189,408	0.13
Retail certificates of deposit	1,017,445	1.75	897,033	1.22	556,121	0.61
Wholesale/brokered certificates of deposit	389,978	2.43	334,728	1.68	227,822	1.16
Total deposits	$8,810,173	0.66%	$7,445,839	0.51%	$4,726,740	0.28%

At December 31, 2019, we had $868.5 million in certificates of deposit accounts with balances of $100,000 or more, and we had $547.5 million in certificates of deposit accounts with balances of $250,000 or more with the maturity distribution as follows:

	At December 31, 2019
	$100,000 through $250,000			Greater than $250,000			Total
Maturity Period	Amount	Weighted Average Rate	% of Total Deposits	Amount	Weighted Average Rate	% of Total Deposits	Amount	Weighted Average Rate	% of Total Deposits
	(dollars in thousands)
Certificates of deposit
Three months or less	$128,637	1.67%	1.45%	$379,867	1.74%	4.27%	$508,504	1.72%	5.71%
Over three months through 6 months	113,682	1.84	1.28	67,725	2.06	0.76	181,407	1.92	2.04
Over 6 months through 12 months	49,813	1.38	0.56	53,265	1.68	0.60	103,078	1.53	1.16
Over 12 months	28,810	1.39	0.32	46,654	1.78	0.52	75,464	1.63	0.85
Total	$320,942	1.66%	3.61%	$547,511	1.77%	6.15%	$868,453	1.73%	9.76%

Borrowings

Borrowings represent a secondary source of funds for our lending and investing activities. The Company has a variety of borrowing relationships that it can draw upon to fund its activities. At December 31, 2019, total borrowings amounted to $732.2 million, a decrease of $45.8 million, or 5.9%, from December 31, 2018. The decrease in borrowings at December 31, 2019 from December 31, 2018 was primarily related to a decrease of $150.6 million in FHLB advances, partially offset by a net increase of $104.8 million in subordinated notes and debentures, after giving effect to our subordinated note offering in May 2019 and our subordinated debenture redemptions during 2019. At December 31, 2019, total borrowings represented 6.2% of total assets and had an end-of-period weighted average rate of 2.77%, compared with 6.8% of total assets at a weighted average rate of 3.01% at December 31, 2018.

FHLB Advances

The FHLB system functions as a source of credit to financial institutions that are members. Advances are secured by certain real estate loans, investment securities and the capital stock of the FHLB owned by the Company. Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors. The Company has a line of credit with the FHLB, which provides for advances totaling up to 40% of its assets, equating to a credit line of $4.72 billion as of December 31, 2019. At December 31, 2019, we had borrowing capacity of $3.35 billion with the FHLB. At December 31, 2019, the Company had $26.0 million in term FHLB advances and $491.0 million in overnight FHLB advances, compared to $161.5 million in term FHLB advances, which matured within one year, and $506.0 million in overnight FHLB advances at December 31, 2018. The FHLB advances at December 31, 2019 were collateralized by real estate loans with an aggregate balance of $3.90 billion. With this pledged collateral, the Company has additional available advances of $2.24 billion as of December 31, 2019.

Other Borrowings

The Company maintains lines of credit to purchase federal funds totaling $193.0 million with eight correspondent banks and has access through the FRB discount window to borrow $1.1 million, based upon current pledged investment security collateral, to be utilized as business needs dictate. Federal funds purchased are short-term in nature and utilized to meet short-term funding needs.

Beginning the first quarter of 2019, the Bank no longer had HOA reverse repurchase agreements and unpledged all the supporting investment securities. The Company did not sell any securities under such agreements to repurchase throughout 2019.

Subordinated Indentures

At December 31, 2019, total subordinated indentures, consisting of subordinated notes and junior subordinated debentures, amounted to $215.1 million with a weighted interest rate of 5.37%, compared to $110.3 million with a weighted interest rate of 6.04% at December 31, 2018. The increase of $104.8 million, or 95.03%, is primarily driven by the issuance of $125.0 million subordinated notes in May 2019 partially offset by the redemptions of junior subordinated debentures totaling $18.6 million during 2019. At December 31, 2019 and 2018, outstanding subordinated notes were $207.2 million and $84.5 million, respectively. At December 31, 2019 and 2018, junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts were $7.6 million and $25.0 million, respectively.

Under the Dodd-Frank Act, trust preferred securities issued before May 19, 2010 by bank holding companies with assets of less than $15 billion as of December 31, 2009 (and who continue to have less than $15 billion in assets) are permitted to be included as additional Tier 1 capital under the regulatory capital rules. Once the Company’s total assets exceed the $15 billion threshold, which would occur after the consummation of the pending Opus acquisition, these junior subordinated debentures will no longer qualify as Tier 1 capital and instead qualify as Tier 2 capital for regulatory capital purposes. Qualifying subordinated notes are included in Tier 2 capital.

For additional information, see Note 13 to Consolidated Financial Statements included Item 8 of this Annual Report on Form 10-K.

The following table sets forth certain information regarding the Company’s borrowed funds at or for the years ended on the dates indicated:

	At or For Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
FHLB Advances
Balance outstanding at end of year	$517,026	$667,606	$490,148
Weighted average interest rate at end of year	1.69%	2.51%	1.49%
Average balance outstanding	$404,959	$529,278	$290,839
Weighted average interest rate during the year	2.43%	2.06%	1.19%
Maximum amount outstanding at any month-end during the year	$1,091,596	$883,612	$490,148
Other Borrowings
Balance outstanding at end of year	$—	$75	$46,139
Weighted average interest rate at end of year	—%	0.01%	2.02%
Average balance outstanding	$230	$29,193	$50,866
Weighted average interest rate during the year	0.63%	1.69%	1.86%
Maximum amount outstanding at any month-end during the year	$10,000	$52,091	$52,996
Subordinated Indentures
Balance outstanding at end of year	$215,145	$110,313	$105,123
Weighted average interest rate at end of year	5.37%	6.04%	5.60%
Average balance outstanding	$183,382	$107,732	$81,466
Weighted average interest rate during the year	5.82%	6.23%	5.80%
Maximum amount outstanding at any month-end during the year	$233,119	$110,313	$105,123
Total Borrowings
Balance outstanding at end of year	$732,171	$777,994	$641,410
Weighted average interest rate at end of year	2.77%	3.01%	2.21%
Average balance outstanding	$588,571	$666,250	$423,248
Weighted average interest rate during the year	3.48%	2.71%	2.16%
Maximum amount outstanding at any month-end during the year	$1,211,954	$994,816	$648,267

Stockholders’ Equity

At December 31, 2019, our stockholders’ equity amounted to $2.01 billion, compared with $1.97 billion at December 31, 2018. The increase of $42.9 million, or 2%, is primarily due to net income in 2019 of $159.7 million and comprehensive income of $27.1 million, partially offset by $100.0 million in stock repurchases and $53.9 million dividends paid on common stock.

Liquidity

Our primary sources of funds are deposits, principal and interest payments on loans, FHLB advances and other borrowings, principal and interest payments on loans and income from investments. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We seek to maintain a level of liquid assets to ensure a safe and sound operation. Our liquid assets are comprised of cash and unpledged investments. As part of our daily monitoring, we calculate a liquidity ratio by dividing the sum of cash balances plus unpledged securities by the sum of deposits that mature in one year or less plus transaction accounts and FHLB advances. At December 31, 2019, our liquidity ratio was 17.08%, compared with 12.38% at December 31, 2018.

We believe our level of liquid assets is sufficient to meet current anticipated funding needs. At December 31, 2019, liquid assets of the Company represented approximately 13.3% of total assets, compared to 9.8% at December 31, 2018. At December 31, 2019, the Company had eight unsecured lines of credit with other correspondent banks to purchase federal funds totaling $193.0 million and access through the Federal Reserve Bank discount window to borrow $3.3 million, as business needs dictate. We also have a line of credit with the FHLB allowing us to borrow up to 40% of the Bank’s total assets. At December 31, 2019, we had a borrowing capacity of $3.35 billion, based on collateral pledged at the FHLB, with $517 million outstanding in FHLB borrowing. The FHLB advance line is collateralized by eligible loans. At December 31, 2019, we had approximately $3.90 billion of collateral pledged to secure FHLB borrowings.

At December 31, 2019, the Company’s loan to deposit and borrowing ratio was 90.6%, compared with 93.7% at December 31, 2018. The decrease was primarily associated with our deposits and borrowings increasing at a faster rate relative to our loans during the period. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2019, totaled $1.11 billion. We expect to retain a substantial portion of the maturing certificates of deposit at maturity.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 15% of total deposits, or 12% of total assets, as a secondary source for funding. At December 31, 2019, the Company had $74.4 million, or 0.6% of total assets, in brokered time deposits. At December 31, 2018, the Company had $401.6 million, or 3.5% of total assets, in brokered time deposits.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations. The Corporation maintained a line of credit with Wells Fargo Bank established in June of 2017, with availability of $15.0 million that matured in June 2019. A new $15.0 million line of credit was established with US Bank on July 1, 2019 and will expire on July 1, 2020. These lines of credit provide an additional source of liquidity at the Corporation level and had no outstanding balance at December 31, 2019 and December 31, 2018, respectively.

The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of a (i) bank’s retained earnings; or (ii) bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period. However, a bank may, with the approval of the DBO, make a distribution to its stockholders in an amount not exceeding the greatest of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year. In the event that the DBO determines that the stockholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DBO may order the bank to refrain from making a proposed distribution. Under these provisions, the amount available for distribution from the Bank to the Corporation was approximately $318.2 million at December 31, 2019.

During 2019, the Corporation declared and paid dividends of $53.9 million, or $0.88 per share on its common stock. On January 21, 2020, the Corporation’s board of directors declared a $0.25 per share dividend, payable on February 14, 2020 to shareholders of record on February 3, 2020, a $0.03, or 13.6%, increase over the prior quarter’s $0.22 per share dividend paid. The Corporation anticipates that it will continue to pay quarterly cash dividends in the future, although there can be no assurance that payment of such dividends will continue or that they will not be reduced. The payment and amount of future dividends remain within the discretion of the Corporation’s board of directors and will depend on the Corporation’s operating results and financial condition, regulatory limitations, tax considerations and other factors. Interest on deposits will be paid prior to payment of dividends on the Corporation’s common stock.

During 2019, the Company repurchased 3,364,761 shares for aggregate cash consideration $100 million, or $29.69 per share, the maximum dollar value of common stock repurchases approved by the Board of Directors. The Company’s third stock repurchase program has been completed. On December 2, 2019, the Corporation’s board of directors approved a new stock repurchase program, which authorized the Corporation to repurchase up to $100 million of its common stock. As of December 31, 2019, the Corporation did not repurchase any shares under the newly-approved stock repurchase program. The stock repurchase program may be limited or terminated at any time without prior notice. See Part II, Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional information.

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

At December 31, 2019, the Bank’s leverage capital was $1.32 billion and risk-weighted capital was $1.36 billion. At December 31, 2018, the Bank’s leverage capital was $1.19 billion and risk-weighted capital was $1.23 billion. Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-weighted capital of 10.00% or greater, Tier 1 risk-weighted capital of 8.00% or greater, common equity tier 1 capital ratio of 6.5% and Tier I capital to adjusted tangible assets of 5.00% or greater to be considered “well capitalized.” At December 31, 2019, the Bank’s total risk-weighted capital ratio was 13.83%, Tier 1 risk-weighted capital ratio was 13.43%, common equity Tier 1 risk-weighted capital ratio was 13.43% and Tier I capital to adjusted tangible assets capital ratio was 12.39%.

At December 31, 2019 and December 31, 2018, Tier 1 capital included $7.6 million and $25.0 million, respectfully, of trust preferred debt securities net of fair value adjustments. Tier 2 capital included $195.2 million at December 31, 2019 and $84.5 million December 31, 2018 of eligible subordinated notes. See Note 2 to the Consolidated Financial Statements included in Item 8 hereof for a discussion of the Bank’s and Corporation’s capital ratios.

Contractual Obligations and Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs. The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, at the date indicated:

	At December 31, 2019
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(dollars in thousands)
Contractual Obligations
FHLB advances	$496,000	$21,026	$—	$—	$517,026
Subordinated debentures	—	—	59,432	155,713	215,145
Certificates of deposit	949,790	87,799	9,644	609	1,047,842
Operating leases	10,281	29,801	13,491	1,092	54,665
Total contractual cash obligations	$1,456,071	$138,626	$82,567	$157,414	$1,834,678

Off-Balance Sheet Arrangements

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	At December 31, 2019
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(dollars in thousands)
Other Unused Commitments
Commercial and industrial	$810,886	$208,959	$34,064	$48,412	$1,102,321
Construction	127,760	109,864	—	10,003	247,627
Agribusiness and farmland	40,062	9,260	—	3,479	52,801
Home equity lines of credit	6,648	4,559	9,467	53,811	74,485
Standby letters of credit	11,788	—	—	—	11,788
All other	28,913	22,217	11,980	27,560	90,670
Total commitments	$1,026,057	$354,859	$55,511	$143,265	$1,579,692

See Note 17 to the Consolidated Financial Statements in Item 8 hereof for narrative disclosure regarding off-balance sheet arrangements.

Impact of Inflation and Changing Prices

Our consolidated financial statements and related data presented in this Annual Report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States which require the measurement of financial position and operating results in terms of historical dollar amounts (except with respect to securities classified as available-for-sale which are carried at market value) without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same magnitude as the price of goods and services.

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

Interest Rate Risk Management

The principal objective of the Company’s interest rate risk management function is to maintain an interest rate risk profile close to the desired risk profile in light of the interest rate outlook. The Bank measures the interest rate risk included in the major balance sheet portfolios and compares the current risk profile to the desired risk profile and to policy limits set by the board of directors. Management then implements strategies consistent with the desired risk profile. Asset duration will be compared to liability, with the desired mixed of fixed and floating rate determined based upon the Company’s risk profile and outlook. Interest rates on adjustable rate loans are mainly tied to the Prime rate. Likewise, the Bank seeks to raise non-maturity deposits. Management often implements these strategies through pricing actions. Finally, management structures its security portfolio and borrowings to offset some of the interest rate sensitivity created by the re-pricing characteristics of customer loans and deposits.

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

The following table shows the projected net interest income and net interest margin of the Company at December 31, 2019 and 2018, assuming instantaneous parallel interest rate shifts in the first period:

December 31, 2019
(dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %	% Change
200	457,284	2,271	0.5	4.33	0.5
100	456,115	1,101	0.2	4.32	0.2
Static	455,013	—	—	4.31	—
-100	452,307	(2,706)	(0.6)	4.29	(0.6)
-200	444,418	(10,595)	(2.3)	4.21	(2.3)

The following table shows the EVE and projected change in the EVE of the Company at December 31, 2019 and 2018, assuming various non-parallel interest rate shifts over a twelve month period:

December 31, 2019
(dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio	% Change
200	2,084,891	106,053	5.4	19.77	1.9
100	2,042,116	63,277	3.2	18.91	1.0
Static	1,978,839	—	—	17.90	—
-100	1,884,247	(94,591)	(4.8)	16.63	(1.3)
-200	1,728,146	(250,693)	(12.7)	14.86	(3.0)

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

Pacific Premier Bancorp. Inc.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Pacific Premier Bancorp, Inc. and subsidiaries
Irvine, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Pacific Premier Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Basis for Opinions

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

As described in Notes 1 and 5 to the financial statements, the Company has a gross loan portfolio of $8.7 billion and a related allowance for loan losses of $35.7 million at December 31, 2019. The Company’s allowance for loan losses (ALLL) covers estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated probable incurred losses inherent in the remainder of the loan portfolio. At December 31, 2019 the full ALLL of $35.7 million is attributed to estimated probable incurred losses in the remainder of the loan portfolio. The ALLL is prepared using the information provided by the Company’s credit review process together with data from peer institutions and economic information gathered from published sources. The calculation of the probable incurred losses inherent in the remainder of the loan portfolio involves significant estimates and subjective assumptions, which require a high degree of judgment relating to the composition of the portfolio, actual loss experience, industry charge-off experience, current economic conditions, and other relevant factors, and how those items impact probable incurred losses inherent within the loan portfolio. Changes in these assumptions could have a material effect on the Company’s financial results.

In calculating the probable incurred losses inherent in the remainder of the loan portfolio, the loan portfolio is segmented into groups of loans with similar risk characteristics. Each segment possesses varying degrees of risk based on, among other things, the type of loan, the type of collateral, and the sensitivity of the borrower or industry to changes in external factors such as economic conditions. An estimated loss rate calculated using the Company’s historical loss rates adjusted for current portfolio trends, economic conditions, and other relevant internal and external factors, is applied to each segment’s aggregate loan balances.

The Company’s base ALLL factors are determined by management using the Company’s annualized actual trailing charge-off data over a full credit cycle adjusted for the loss emergence period, or the estimate of the average time-period from initial loss indication to the actual loss recorded on a loan. Further adjustments to those base factors are made for relevant internal and external factors.

For loans risk graded as watch or worse, progressively higher potential loss factors are applied based on migration analysis of risk grading and net charge-offs.

We identified auditing the probable incurred losses inherent in the remainder of the loan portfolio as a critical audit matter because it involved especially subjective auditor judgment. Auditing this calculation involved especially subjective auditor judgment as to:

•	the assignment of risk grades to loans based upon their underlying characteristics,

•	the determination of the loss emergence period for each segment,

•	the use of data from peer institutions to supplement their historical loss experience, and

•	the qualitative analysis of adjustments for current portfolio trends, economic conditions, and other relevant internal and external factors.

The primary procedures we performed to address this critical audit matter included:

•	Testing the design and operating effectiveness of controls over the estimate of the probable incurred losses inherent in the remainder of the loan portfolio, including controls addressing:

◦	Assignment of risk grades to loans within the portfolio.

◦	Completeness and accuracy of the data used as the basis for the historical loss rate calculation.

◦	Mathematical accuracy of the model used to calculate the historical loss rates and resulting allowance for loan losses.

◦	Management’s judgments over the appropriateness of the loss emergence periods applied to each segment and the use of data from peer institutions in their loss rate calculations, as needed.

◦	Management’s judgments over the adequacy of the internal and external factors used to adjust the historical loss factors.

•
Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the estimate of the probable incurred losses in the remainder of the loan portfolio which included:

◦	Testing the appropriateness and consistency of management’s judgments related to the assignment of risk grades to loans within the portfolio.

◦	Testing the completeness and accuracy of data used as the basis for the loss rate calculation.

◦	Testing the mathematical accuracy of the model used to calculate the adjusted loss rates and resulting allowance for loan losses.

◦
Testing the reasonableness of management’s judgments over the appropriateness of the loss emergence periods applied to each segment and the use of data from peer institutions in the loss rate calculations, as needed.

◦
Testing the reasonableness of management’s judgments over the adequacy of the internal and external factors used to adjust to the historical loss factors and whether such adjustments were applied consistently period over period.

◦	Analytically evaluating the estimate of probable incurred losses based on the trends within the loan portfolio year over year for reasonableness.

/s/ Crowe LLP

We have served as the Company’s auditor since 2016.

Los Angeles, California
February 28, 2020

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)
	At December 31,
ASSETS	2019	2018
Cash and due from banks	$135,847	$125,036
Interest-bearing deposits with financial institutions	191,003	78,370
Cash and cash equivalents	326,850	203,406
Interest-bearing time deposits with financial institutions	2,708	6,143
Investments held-to-maturity, at amortized cost (fair value of $38,760 and $44,672 as of December 31, 2019 and December 31, 2018, respectively)	37,838	45,210
Investment securities available-for-sale, at fair value	1,368,384	1,103,222
FHLB, FRB and other stock, at cost	93,061	94,918
Loans held for sale, at lower of cost or fair value	1,672	5,719
Loans held for investment	8,722,311	8,836,818
Allowance for loan losses	(35,698)	(36,072)
Loans held for investment, net	8,686,613	8,800,746
Accrued interest receivable	39,442	37,837
Other real estate owned	441	147
Premises and equipment	59,001	64,691
Deferred income taxes, net	—	15,627
Bank owned life insurance	113,376	110,871
Intangible assets	83,312	100,556
Goodwill	808,322	808,726
Other assets	154,992	89,568
Total assets	$11,776,012	$11,487,387
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$3,857,660	$3,495,737
Interest-bearing:
Checking	586,019	526,088
Money market/savings	3,406,988	3,225,849
Retail certificates of deposit	973,465	1,009,066
Wholesale/brokered certificates of deposit	74,377	401,611
Total interest-bearing	5,040,849	5,162,614
Total deposits	8,898,509	8,658,351
FHLB advances and other borrowings	517,026	667,681
Subordinated debentures	215,145	110,313
Deferred income taxes, net	1,371	—
Accrued expenses and other liabilities	131,367	81,345
Total liabilities	9,763,418	9,517,690
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized at December 31, 2019 and 2018; 59,506,057 shares and 62,480,755 shares issued and outstanding, respectively	586	617
Additional paid-in capital	1,594,434	1,674,274
Retained earnings	396,051	300,407
Accumulated other comprehensive income (loss)	21,523	(5,601)
Total stockholders’ equity	2,012,594	1,969,697
Total liabilities and stockholders’ equity	$11,776,012	$11,487,387

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
	For the Year Ended December 31,
	2019	2018	2017
INTEREST INCOME
Loans	$485,663	$415,410	$251,027
Investment securities and other interest-earning assets	40,444	33,013	18,978
Total interest income	526,107	448,423	270,005
INTEREST EXPENSE
Deposits	58,297	37,653	13,371
FHLB advances and other borrowings	9,829	11,343	4,411
Subordinated debentures	10,680	6,716	4,721
Total interest expense	78,806	55,712	22,503
Net interest income before provision for credit losses	447,301	392,711	247,502
Provision for credit losses	5,719	8,253	8,432
Net interest income after provision for credit losses	441,582	384,458	239,070
NONINTEREST INCOME
Loan servicing fees	1,840	1,445	787
Service charges on deposit accounts	5,769	5,128	3,273
Other service fee income	1,438	902	1,847
Debit card interchange fee income	3,004	4,326	2,043
Earnings on BOLI	3,486	3,427	2,279
Net gain from sales of loans	6,642	10,759	12,468
Net gain from sales of investment securities	8,571	1,399	2,737
Other income	4,486	3,641	5,680
Total noninterest income	35,236	31,027	31,114
NONINTEREST EXPENSE
Compensation and benefits	139,187	129,886	84,138
Premises and occupancy	30,758	24,544	14,742
Data processing	12,301	13,412	8,206
Other real estate owned operations, net	160	4	72
FDIC insurance premiums	764	3,002	2,151
Legal, audit and professional expense	12,869	10,040	6,101
Marketing expense	6,402	6,151	4,436
Office, telecommunications and postage expense	4,826	5,312	3,117
Loan expense	4,079	3,370	3,299
Deposit expense	15,266	9,916	6,240
Merger-related expense	656	18,454	21,002
CDI amortization	17,245	13,594	6,144
Other expense	14,552	12,220	8,310
Total noninterest expense	259,065	249,905	167,958
INCOME BEFORE INCOME TAXES	217,753	165,580	102,226
Income tax	58,035	42,240	42,126
NET INCOME	$159,718	$123,340	$60,100
EARNINGS PER SHARE
Basic	$2.62	$2.29	$1.59
Diluted	$2.60	$2.26	$1.56
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	60,339,714	53,963,047	37,705,556
Diluted	60,692,281	54,613,057	38,511,261

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
	For the Year Ended December 31,
	2019	2018	2017
Net Income	$159,718	$123,340	$60,100
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities arising during the period, net of income tax (benefit) (1)	33,226	(5,019)	4,937
Reclassification adjustment for net gain on sale of securities included in net income, net of income tax (2)	(6,102)	(1,079)	(1,801)
Other comprehensive (loss) income, net of tax	27,124	(6,098)	3,136
Comprehensive income, net of tax	$186,842	$117,242	$63,236

(1) Income tax (benefit) on unrealized holding gains (losses) on securities was $13.4 million for 2019, ($2.2 million) for 2018 and $3.1 million for 2017.
(2) Income tax on reclassification adjustment for net gain on sale of securities included in net income was $2.5 million for 2019, $320,000 for 2018 and $936,000 for 2017.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2016	27,798,283	$274	$345,138	$117,049	$(2,721)	$459,740
Net Income	—	—	—	60,100	—	60,100
Other comprehensive income	—	—	—	—	3,136	3,136
Share-based compensation expense	—	—	5,809	—	—	5,809
Issuance of restricted stock, net	166,397	—	—	—	—	—
Issuance of common stock	17,954,274	181	709,196	—	—	709,377
Goodwill adjustment	—	—	500	—	—	500
Restricted stock surrendered and canceled	(21,537)	—	(1,258)	—	—	(1,258)
Exercise of stock options, net	347,633	3	4,589	—	—	4,592
Balance at December 31, 2017	46,245,050	$458	$1,063,974	$177,149	$415	$1,241,996
Net Income	—	—	—	123,340	—	123,340
Other comprehensive loss	—	—	—	—	(6,098)	(6,098)
Share-based compensation expense	—	—	9,033	—	—	9,033
Issuance of restricted stock, net	270,571	—	—	—	—	—
Issuance of common stock	15,758,039	158	601,013	—	—	601,171
Restricted stock surrendered and canceled	(33,148)	—	(1,669)	—	—	(1,669)
Exercise of stock options, net	240,243	1	1,923	—	—	1,924
Reclassification of certain tax effects of the Tax Cuts and Jobs Act	—	—	—	(82)	82	—
Balance at December 31, 2018	62,480,755	$617	$1,674,274	$300,407	$(5,601)	$1,969,697
Net Income	—	—	—	159,718	—	159,718
Other comprehensive income	—	—	—	—	27,124	27,124
Repurchase and retirement of common stock	(3,364,761)	(33)	(89,887)	(10,080)	—	(100,000)
Cash dividends declared ($0.88 per share)	—	—	—	(53,867)	—	(53,867)
Dividend equivalents declared ($0.88 per restricted stock units)	—	—	127	(127)	—	—
Share-based compensation expense	—	—	10,528	—	—	10,528
Issuance of restricted stock, net	316,754	—	—	—	—	—
Restricted stock surrendered and canceled	(139,569)	—	(3,285)	—	—	(3,285)
Exercise of stock options, net	212,878	2	2,677	—	—	2,679
Balance at December 31, 2019	59,506,057	$586	$1,594,434	$396,051	$21,523	$2,012,594

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For the Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$159,718	$123,340	$60,100
Adjustments to net income:
Depreciation and amortization expense	9,815	7,773	4,888
Provision for credit losses	5,719	8,253	8,432
Share-based compensation expense	10,528	9,033	5,809
(Gain) loss on sale and disposal of premises and equipment	(42)	108	234
Gain on sale of or write down of other real estate owned	(55)	(355)	(46)
Net amortization on securities	4,745	6,900	7,601
Net accretion of discounts/premiums for acquired loans and deferred loan fees/costs	(27,378)	(21,401)	(16,172)
Gain on sale of investment securities available-for-sale	(8,571)	(1,399)	(2,737)
Originations of loans held for sale	(98,232)	(147,740)	(135,348)
Proceeds from the sales of and principal payments from loans held for sale	111,952	184,220	132,320
Gain on sale of loans	(6,642)	(10,759)	(12,468)
Deferred income tax expense	7,496	9,275	16,420
Change in accrued expenses and other liabilities, net	(6,265)	14,157	5,193
Income from bank owned life insurance, net	(2,689)	(2,774)	(1,842)
Amortization of core deposit intangible	17,245	13,594	6,144
Change in accrued interest receivable and other assets, net	5,346	4,266	(9,157)
Net cash provided by operating activities	182,690	196,491	69,371
Cash flows from investing activities:
Net increase in interest-bearing time deposits with financial institutions	3,435	490	(2,689)
Proceeds from sale of other real estate owned	405	1,058	507
Loan originations and payments, net	266,632	(340,023)	(601,617)
Proceeds from loans held for sale previously classified as portfolio loans	86,313	125,485	103,049
Purchase of loans held for investment	(222,701)	(61,562)	(13,582)
Purchase of held-to-maturity securities	—	(29,002)	(10,914)
Proceeds from prepayments and maturities of held-to-maturity securities	7,318	1,785	1,166
Purchase of securities available-for-sale	(889,516)	(462,534)	(306,527)
Proceeds from prepayments and maturities of securities available-for-sale	114,520	131,268	74,891
Proceeds from sale or maturity of securities available-for-sale	551,784	407,004	268,596
Proceeds from the sale of premises and equipment	14,751	—	18
Proceeds from bank owned insurance death benefit	405	1,284	198
Purchases of premises and equipment	(18,834)	(10,295)	(4,183)
Change in FHLB, FRB, and other stock, at cost	2,306	(27,086)	(12,838)
Funding of CRA investments	(15,069)	(21,936)	(6,189)
Cash acquired in acquisitions, net	—	146,571	225,945
Net cash used in investing activities	(98,251)	(137,493)	(284,169)
Cash flows from financing activities:
Net increase in deposit accounts	240,158	65,553	187,901
Net change in short-term borrowings	(115,075)	(108,064)	61,120
Proceeds from FHLB borrowings	—	—	12,012
Repayment of FHLB borrowings	(35,500)	(10,500)	(9,262)
Redemption of junior subordinated debt securities	(18,558)	—	—
Proceeds from issuance of subordinated debt, net	122,453	—	—
Cash dividends paid	(53,867)	—	—
Repurchase and retirement of common stock	(100,000)	—	—
Proceeds from exercise of stock options	2,679	1,924	4,592
Restricted stock surrendered and canceled	(3,285)	(1,669)	(1,258)
Net cash provided by (used in) financing activities	39,005	(52,756)	255,105
Net change in cash and cash equivalents	123,444	6,242	40,307
Cash and cash equivalents, beginning of year	203,406	197,164	156,857
Cash and cash equivalents, end of year	$326,850	$203,406	$197,164

Supplemental cash flow disclosures:
Interest paid	$79,386	$53,960	$21,777
Income taxes paid	52,093	32,296	18,846
Noncash investing activities:
Loans held for sale transfer to loans held for investment	$89,259	$133,499	$99,066
Transfers from loans to other real estate owned	644	15	121
Recognition of operating lease right-of-use assets	(52,701)	—	—
Recognition of operating lease liabilities	52,701	—	—
Assets acquired (liabilities assumed) in acquisitions (See Note 27):
Investment securities	—	392,858	442,923
Loans	—	2,352,717	2,427,589
Core deposit intangible	—	71,943	39,703
Deferred income tax	—	4,383	14,959
Goodwill	—	313,043	391,070
Fixed assets	—	9,122	42,097
Other assets	—	97,246	74,379
Deposits	—	(2,506,929)	(2,752,501)
Other borrowings	—	(254,923)	(180,186)
Other liabilities	—	(24,859)	(16,395)
Common Stock and additional paid-in capital	—	(601,172)	(716,421)

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business and Summary of Significant Accounting Policies

Description of Business. Pacific Premier Bancorp, Inc., a Delaware corporation organized in 1997 (the “Corporation”), is a California-based bank holding company that owns 100% of the capital stock of Pacific Premier Bank, a California-chartered commercial bank (the “Bank,” and together with the Corporation and its consolidated subsidiaries, the “Company”), the Corporation’s principal operating subsidiary. The Bank was incorporated and commenced operations in 1983.

The principal business of the Company is attracting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in business loans and real estate property loans. At December 31, 2019, the Company had 41 depository branches located in the counties of Orange, Los Angeles, Riverside, San Bernardino, San Diego, San Luis Obispo and Santa Barbara, California, as well as Pima and Maricopa Counties, Arizona, Clark County, Nevada and Clark County, Washington. The Company is subject to competition from other financial institutions. The Company is subject to the regulations of certain governmental agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation. The consolidated financial statements include the accounts of Corporation and its wholly-owned subsidiary the Bank. The Company accounts for its investments in its wholly-owned special purpose entities, Heritage Oaks Capital Trust II and Santa Lucia Bancorp (CA) Capital Trust under the equity method whereby the subsidiary’s net earnings are recognized in the Company’s Statement of Income and the investment in these entities is included in Other Assets on the Company’s Consolidated Statements of Financial Condition. The Company is organized and operates as a single reporting segment, principally engaged in the commercial banking business. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Financial Statement Presentation. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (‘’U.S. GAAP’’). Certain amounts in the financial statements and related footnote disclosures for the prior years have been reclassified to conform to the current presentation with no impact to previously reported net income or stockholders’ equity.

Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained.

The following discussion provides a summary of the Company’s significant accounting policies:
Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, cash balances due from banks and federal funds sold. Interest bearing deposits with financial institutions represent primarily cash held at the Federal Reserve Bank of San Francisco. At December 31, 2019, there were no cash reserves required by the Board of Governors of the Federal Reserve System (“Federal Reserve”) for depository institutions based on the amount of deposits held. The Company maintains amounts due from banks that exceed federally insured limits. The Company has not experienced any losses in such accounts.

Securities. The Company has established written guidelines and objectives for its investing activities. At the time of purchase, management designates the security as either held to maturity, available-for-sale or held for trading based on the Company’s investment objectives, operational needs and intent. The investments are monitored to ensure that those activities are consistent with the established guidelines and objectives.

Securities Held-to-Maturity. Investments in debt securities that management has the positive intent and ability to hold to maturity are reported at cost and adjusted for periodic principal payments and the amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method over the period of time remaining to investment’s maturity.

Securities Available-for-Sale. Investments in debt securities that management has no immediate plan to sell, but which may be sold in the future, are carried at fair value. Premiums and discounts are amortized using the interest method over the remaining period to the call date for premiums or contractual maturity for discounts and, in the case of mortgage-backed securities, the estimated average life, which can fluctuate based on the anticipated prepayments on the underlying collateral of the securities. Unrealized holding gains and losses, net of tax, are recorded in a separate component of stockholders’ equity as accumulated other comprehensive income. Realized gains and losses on the sales of securities are determined on the specific identification method, recorded on a trade date basis based on the amortized cost basis of the specific security and are included in noninterest income as net gain (loss) on investment securities.

Impairment of Investments. Quarterly, the Company evaluates investment securities in an unrealized loss position for OTTI. In determining whether a security’s decline in fair value is other-than-temporary, the Company considers a number of factors including: (i) the length of time and the extent to which the fair value of the investment has been less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) the intent and ability of the Company to hold the investment for a period of time sufficient to allow for an anticipated recovery in fair value; (iv) downgrades in credit ratings; and (v) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads. If it is determined that an OTTI exists, and either the Company intends to sell the investment or it is likely the Company will be required to sell the investment before its anticipated recovery, the total amount of the OTTI, which is measured as the amount by which the investment’s amortized cost exceeds its fair value, is recognized in current period earnings. If the Company has the intent and ability to hold the investment and it is not more likely than not it will be required to sell the investment prior to an anticipated recovery of its amortized cost basis, the Company records in current period earnings the portion of OTTI deemed to be credit related, while the remaining portion of OTTI deemed to be non-credit related is recorded in accumulated other comprehensive income, net of tax. Credit related OTTI losses are determined through a discounted cash flow analysis, which incorporates assumptions concerning the estimated timing and amounts of expected cash flows. Non-credit related OTTI losses result from other factors such as changes in interest rates and general market conditions. The presentation of OTTI in the consolidated financial statements is on a gross basis with a reduction in the gross amount for the portion of the loss deemed non-credit related, which is recorded in accumulated other comprehensive income, net of tax.

Federal Home Loan Bank Stock. The Bank is a member of the Federal Home Loan Bank System. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are recorded as a component of interest income.

Federal Reserve Bank Stock. The Bank is a member of the Federal Reserve Bank of San Francisco (the “FRB”). FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are recorded as a component of interest income.

Loans Held for Sale. Loans that the Company has the intent to sell prior to maturity have been designated as held for sale at origination and are recorded at lower of cost or fair value. Gains or losses are recognized upon the sale of the loans on a specific identification basis.

Loan Servicing Assets. Servicing assets are related to SBA loans sold and are recognized at the time of sale when servicing is retained with the income statement effect recorded in gains on sales of SBA loans. Servicing assets are initially recorded at fair value based on the present value of the contractually specified servicing fee, net of estimated servicing costs, over the estimated life of the loan, using a discount rate. The Company’s servicing costs approximates the industry average servicing costs of approximately 40 basis points. The servicing assets are subsequently amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. The Company periodically evaluates servicing assets for impairment based upon the fair value of the assets as compared to their carrying amount.

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

Loans Held for Investment. Loans held for investment are loans the Company has the ability and intent to hold until their maturity. The loans are carried at amortized cost, net of discounts and premiums on purchased loans, deferred loan origination fees and costs and ALLL. Net deferred loan origination fees and costs on loans are amortized or accreted using the interest method over the expected life of the loans. Amortization of deferred loan fees and costs are discontinued for loans placed on nonaccrual. Any remaining deferred fees or costs and prepayment fees associated with loans that payoff prior to contractual maturity are included in loan interest income in the period of payoff. Loan commitment fees received to originate or purchase a loan are deferred and, if the commitment is exercised, recognized over the life of the loan using the interest method as an adjustment of yield or, if the commitment expires unexercised, recognized as income upon expiration of the commitment.

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

A loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The Company reviews loans for impairment when the loan is classified as substandard or worse, delinquent 90 days, determined by management to be collateral dependent, or when the borrower files bankruptcy or is granted concession which qualifies as a troubled debt restructuring. Measurement of impairment is based on the loan’s expected future cash flows discounted at the loan’s effective interest rate, measured by reference to an observable market value, if one exists, or the fair value of the collateral if the loan is deemed collateral dependent. The Company measures impairment on a loan-by-loan basis. Loans for which impairment has been determined are generally charged-off at such time the loan is classified as a loss.

Allowance for Loan Losses. The Company maintains an ALLL at a level deemed appropriate by management to provide for known or probable incurred losses in the portfolio as of the date of the consolidated statements of financial condition. The Company has an internal loan review system and loss allowance methodology designed to provide for the detection of problem loans and an appropriate level of allowance to cover loan losses. Management’s determination of the adequacy of the ALLL is based on an evaluation of the composition of the portfolio, actual loss experience, industry charge-off experience on income property loans, current economic conditions and other relevant factors in the area in which the Company’s lending and real estate activities are based. These factors may affect the borrower’s ability to pay as well as the value of the underlying collateral securing loans. The allowance is calculated by applying loss factors to loans held for investment according to loan type and loan credit classification. The loss factors are based primarily upon the Bank’s historical loss experience and industry charge-off experience, and are evaluated on a quarterly basis.

At December 31, 2019, the following portfolio segments have been identified. Segments are groupings of similar loans at a level, for which the Company has adopted systematic methods of documentation for determining its allowance for loan losses:

•
Commercial and industrial (including Franchise) - C&I loans are secured by business assets including inventory, receivables and machinery and equipment to businesses located generally in our primary market area. Loan types includes revolving lines or credit, term loans, seasonal loans and loans secured by liquid collateral such as cash deposits or marketable securities. HOA credit facilities are included in C&I loans. We also issue letters of credit on behalf of our customers. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.

•
Commercial real estate (including owner occupied and non-owner occupied) - CRE loans include various type of loans which the Company holds real property as collateral. CRE lending activity is typically restricted to owner occupied or non-owner occupied. The primary risks of real estate loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make the real estate loan unprofitable to the borrower. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.

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

•
Agribusiness and farmland - We originate loans to the agricultural community to fund seasonal production and longer term investments in land, buildings, equipment, and livestock. Agribusiness loans are for the purpose of financing agricultural production to finance crops and livestock. Farmland loans include all land known to be used or usable for agricultural purposes, such as crop and livestock production and is secured by the land and improvements thereon.

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

•
One-to-four family - Although we do not originate, through our bank acquisitions, we have acquired first lien single family loans. The primary risks of one-to-four family loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make loans unprofitable.

•
Construction and land - We originate loans for the construction of one-to-four family and multi-family residences and CRE properties in our primary market area. We concentrate our efforts on single homes and small infill projects in established neighborhoods where there is not abundant land available for development. Construction loans are considered to have higher risks due to construction completion and timing risk, and the ultimate repayment being sensitive to interest rate changes, government regulation of real property and the availability of long-term financing. Additionally, economic conditions may impact the Company’s ability to recover its investment in construction loans, as adverse economic conditions may negatively impact the real estate market, which could affect the borrower’s ability to complete and sell the project. Additionally, the fair value of the underlying collateral may fluctuate as market conditions change. We occasionally originate land loans located predominantly in California for the purpose of facilitating the ultimate construction of a home or commercial building. The primary risks include the borrower’s inability to pay and the inability of the Company to recover its investment due to a decline in the fair value of the underlying collateral.

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

Purchased Credit Impaired Loans. As part of business acquisitions, the Bank acquires certain loans that have shown evidence of credit deterioration since origination, referred to as PCI loans. These loans are recorded at the fair value, such that no ALLL is established upon their acquisition. The Company has elected to account for PCI loans individually. The Company estimates the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of the fair value is recorded as interest income over the remaining life of the loan and is referred to as the accretable yield. The excess of the loan’s contractual principal and interest over expected cash flows is not recorded and is referred to as the non-accretable difference. Periodically, the Company performs an evaluation of expected cash flows for PCI loans. Subsequent decreases in expected future cash flows beyond the expected cash flows as of the acquisition date are accounted for by establishing an ALLL for PCI loans through a charge to the provision for loan losses. If subsequent reforecasts indicate there has been a probable and significant increase in the level of expected future cash flows, the Company first reduces any previously established ALLL for PCI loans and then accounts for the remainder of the increase on a prospective basis through interest income as an adjustment to the accretable yield.

Other Real Estate Owned. Real estate properties acquired through, or in lieu of, loan foreclosure are recorded at fair value, less estimated costs to sell, with any excess loan balance over the fair value of the property charged against the ALLL. The Company obtains an appraisal and/or market valuation on all other real estate owned at the time of possession. After foreclosure, valuations are periodically performed by management. Any subsequent declines in fair value are recorded as a charge to current period earnings with a corresponding write-down to the asset. All legal fees and direct costs, including foreclosure and other related costs are expensed as incurred.

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

Bank Owned Life Insurance. BOLI is accounted for using the cash surrender value method and is recorded at its realizable value as an asset on the consolidated statements of financial condition. The Bank is the beneficiary under each policy. Changes in the cash surrender value of BOLI and the death benefits of an insured individual covered by these policies, after distribution to the insured’s beneficiaries, if any, are recorded as tax-exempt noninterest income on the consolidated statements of income.

Goodwill and Core Deposit Intangible. Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate the necessity for such impairment tests to be performed. The Company typically performs its annual impairment testing in the fourth quarter. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. As of December 31, 2019, goodwill is the only intangible asset with an indefinite life recorded in the Company’s consolidated statements of financial condition.

Core deposit intangible assets arising from whole bank acquisitions are amortized on either an accelerated basis, reflecting the pattern in which the economic benefits of the intangible asset is consumed or otherwise used up, or on a straight-line amortization method over their estimated useful lives, which ranges from six to eleven years.

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

Stock-Based Compensation. The Company issues various forms of stock-based compensation awards annually to officers and directors of the Company, including stock options, restricted stock awards and restricted stock units. The related compensation costs are recognized in the income statement based on the grant-date fair value over the period they are expected to vest, net of estimates for forfeitures. Estimates for forfeitures are based on the Company’s historical experience for each award type. A Black-Scholes model is utilized to estimate the fair value of stock options. The Black-Scholes model uses certain assumptions to determine grant-date fair value such as: expected volatility, expected term of the option, expected risk-free rate of interest and expected dividend yield on the Corporation’s common stock. The market price of the Corporation’s common stock at the grant-date is used for restricted stock awards in determining the grant-date fair value for those awards.

Restricted stock units are granted to officers of the Company, and represent stock-based compensation awards that when ultimately settled, result in the payment of cash or the issuance of shares of the Corporation’s common stock to the grantee. As with other stock-based compensation awards, compensation cost for restricted stock units is recognized over the period in which the awards are expected to vest. Certain of the Corporation’s restricted stock units contain vesting conditions which are based on pre-determined performance targets. The level at which the associated performance targets are achieved can impact the ultimate settlement of the award with the grantee and thus the level of compensation expense ultimately recognized. Certain of these awards contain a market condition whereby the vesting of the award is based on the Company’s performance, such as total shareholder return, relative to its peers over a specified period of time. The grant date fair value of market based restricted stock units is determined through the use of an independent third party which employs the use of a Monte Carlo simulation. The Monte Carlo simulation estimates grant date fair value using input assumptions similar to those used in the Black-Scholes model, however, it also incorporates into the grant date fair value calculation the probability that the performance targets will be achieved. The grant date fair value of restricted stock units that do not contain a market condition for vesting is based on the price of the Corporation’s common stock on the grant date.

Income Taxes. Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the asset liability method. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized. At December 31, 2019 and 2018, no valuation allowance was deemed necessary against the Company’s deferred tax assets.

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

Earnings per Share. Earnings per share of common stock is calculated on both a basic and diluted basis, based on the weighted average number of common and common equivalent shares outstanding. Basic earnings per share excludes potential dilution from common equivalent shares, such as those associated with stock-based compensation awards, and is computed by dividing net income allocated to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as common equivalent shares associated with stock-based compensation awards, were exercised or converted into common stock that would then share in the net earnings of the Corporation. Potential dilution from common equivalent shares is determined using the treasury stock method, reflecting the potential settlement of stock-based compensation awards resulting in the issuance of additional shares of the Corporation’s common stock. Stock-based compensation awards that would have an anti-dilutive effect have been excluded from the determination of earnings per common share.

Restricted stock awards and restricted stock units are deemed participating securities by the Corporation, and therefore the Corporation computes earnings per common share using the two-class method. Under the two-class method, distributed and undistributed net earnings allocable to participating securities are deducted from net income to determine net income allocable to common shareholders, which is then used in the numerator of both basic and diluted earnings per share calculations. Participating securities are excluded from the denominator of both basic and diluted earnings per common share.

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

Accounting Standards Adopted in 2019

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This Update was issued to increase the transparency and comparability around lease obligations. Previously unrecorded off-balance sheet lease obligations and corresponding rights to use underlying leased assets are now recorded in the consolidated financial statements, accompanied by enhanced qualitative and quantitative disclosures in the notes to the consolidated financial statements. The Update is generally effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

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

The Company adopted the provisions of Topic 842 on January 1, 2019, and in its transition to Topic 842, the Company initially recorded a liability to make future lease payments of approximately $45.7 million and right-of-use assets of $43.8 million. The difference of $1.9 million represents the accounting adjustments previously recorded under Topic 840 and Topic 805, as required by transition guidance in ASC 842-10-65. The Company was not required to record a cumulative effect adjustment to retained earnings as part of its transition to Topic 842. The Company’s evaluation of lease obligations and service agreements under the new standard included an assessment of the appropriate classification and related accounting of each lease agreement, a review of applicability of the new standard to existing service agreements and gathering all essential lease data to facilitate the application of the new standard. The Company’s review indicated that all of its leases are classified as operating leases or short-term leases. In accordance with the provisions of Topic 842, liabilities to make future lease payments and right-of-use are only recorded for leases that are not considered short-term (leases with an original term of greater than 12 months). The Company records expense for its leases on a straight-line basis in accordance with the requirements under Topic 842 for operating leases. The Company’s expense recognition for its operating leases (including short-term leases) under Topic 842 has not differed significantly from that recorded under Topic 840. Right-of-use assets for operating leases are amortized over the lease term, and liabilities to make lease payments are accounted for using the interest method, both in accordance with Topic 842. Please also refer to Note 23 - Leases, for additional information related to the Company’s leases.

Recent Accounting Guidance Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This Update replaces the incurred loss impairment model in current U.S. GAAP with a model that reflects current expected credit losses (“CECL”). The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. CECL also requires credit losses on available-for-sale debt securities be measured through an allowance for credit losses when the fair value is less than the amortized cost basis. It also applies to off-balance sheet credit exposures. The Update requires that all expected credit losses for financial assets held at the reporting date be measured based on historical experience, current conditions and reasonable and supportable forecasts. The Update also requires enhanced disclosure, including qualitative and quantitative disclosures that provide additional information about significant estimates and judgments used in estimating credit losses. For SEC filers that are not smaller reporting companies, such as the Company, the Update is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This Update was issued as part of an ongoing project on the FASB’s agenda for improving the Codification or correcting for its unintended application, which is specific to Updates: 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.

The effective date for the amendments will be the same as the effective date in ASU 2016-13. The Company is currently evaluating the effects of this Update on its financial statements and disclosures.

The Company has developed a new expected credit loss estimation model in accordance with ASU 2016-13. The Company’s CECL Committee and related sub-committees and working groups, which collectively are comprised of senior management and staff members from our finance, credit, lending, internal audit, risk management and IT departments have substantially completed cross-functional implementation activities. These activities focused on data capture, model development portfolio segmentation, policies, documentation and disclosure, validation and internal controls. As a result, we have completed our primary CECL model, and are working to refine the remaining facets of the model, which relate to qualitative adjustments. Additionally, the Company has designed controls over the process for estimating expected future credit losses, and is currently working to finalize testing of those controls. We have also completed a validation of our primary CECL model and the documentation review of our end-to-end processes during the fourth quarter of 2019. The Company has completed numerous iterations of model output utilizing data from interim periods starting with the fourth quarter of 2018, as part of the process to test and refine our model.

Depending on the nature of each identified pool of financial assets with similar risk characteristics, the Company is implementing a probability of default (“PD”) and loss given default (“LGD”) discounted cash flow methodology for its commercial based loans and a historical loss-rate methodology for its retail or consumer based loans to estimate expected future credit losses. Additionally, the Company is incorporating reasonable and supportable economic forecasts into the estimate of expected future credit losses which require significant judgment, such as selecting forecast scenarios and related scenario-weighting, as well as determining the appropriate length of the forecast horizon. Management intends to leverage economic projections from a reputable and independent third party to inform and provide its reasonable and supportable economic forecasts. Other internal and external indicators of economic forecasts may also be considered by management when developing the forecast metrics. The duration of the forecast horizon, the reversion period and the economic forecasts that management utilizes, as well as additional internal and external indicators of economic forecasts that management considers, may change over time depending on the nature and composition of our portfolio of financial assets.

The provisions of ASU 2016-13 became effective for the Company on January 1, 2020. Based on our loan portfolio at December 31, 2019 and management’s current expectation of future economic conditions, and certain qualitative adjustments, which we are currently working to refine, the Company believes its cumulative effect adjustment, resulting from the adoption of the new standard, will result in a pre-tax increase in the allowance for credit losses by an amount within a range of $50 million and $60 million. As mentioned, the Company is currently in the process of refining the remaining facets of its CECL model relating to qualitative adjustments, as well as completing the testing of internal controls over the CECL model, and as such, there is no assurance the cumulative effect adjustment to the allowance for credit losses and retained earnings will be within the foregoing range. The Company currently estimates the increase in the allowance for credit losses for loans is attributable primarily to the allocation of an allowance on acquired loans based on the methodology discussed above and secondarily to the incorporation of reasonable and supportable economic forecasts into the estimate of expected future credit losses to our commercial real estate and commercial owner-occupied loan portfolios, which have commercial real estate as the primary collateral source and longer contractual maturities relative to our loan portfolio as a whole. The ACL for held-to-maturity and available-for-sale investment securities upon the adoption of ASU 2016-13 is not material.

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a three-year period the day-one regulatory capital effects of ASU 2016-13. The Company is currently evaluating the day-one regulatory capital effects and phase-in option upon the adoption of ASU 2016-13.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which include updates to Topic 740 - Income Taxes. The amendments to this Update include the removal of the following exceptions included in Topic 740:

(1) Exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income);

(2) Exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment;

(3) Exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and

(4) Exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.

The amendments included in this update also require the following:

(1) Requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax.

(2) Requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction.

(3) Specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements. However, an entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority.

(4) Requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.

(5) Making minor Codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method.

For public business entities, the Update is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact of this Update on its consolidated financial statements.

Note 2 - Regulatory Capital Requirements and Other Regulatory Matters

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

The most significant of the provisions of the Final Capital Rules, which applied to the Company and the Bank were as follows: the phase-out of trust preferred securities from Tier 1 capital issued by 2013, the higher risk-weighting of high volatility and past due real estate loans and the capital treatment of deferred tax assets and liabilities above certain thresholds. Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. The capital conservation buffer increased by 0.625% each year beginning on January 1, 2016, with additional 0.625% increments annually, until fully phased in at 2.50% by January 1, 2019. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. At December 31, 2019, the Company and Bank are in compliance with the capital conservation buffer requirement and exceeded the minimum common equity Tier 1, Tier 1 and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.0%, 8.5% and 10.5%, respectively.

As defined in applicable regulations and set forth in the table below, the Corporation and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the “well capitalized” standards and the required conservation buffer at the dates indicated:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer Fully Phased-In(1)		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2019
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 Leverage Ratio	$1,123,740	10.54%	$426,597	4.00%	426,597	4.00%	N/A	N/A
Common Equity Tier 1 Capital Ratio	1,116,185	11.35%	442,612	4.50%	688,508	7.00%	N/A	N/A
Tier 1 Capital to Ratio	1,123,740	11.42%	590,149	6.00%	836,045	8.50%	N/A	N/A
Total Capital Ratio	1,357,904	13.81%	786,866	8.00%	1,032,762	10.50%	N/A	N/A

Pacific Premier Bank
Tier 1 Leverage Ratio	$1,321,494	12.39%	$426,592	4.00%	426,592	4.00%	$533,240	5.00%
Common Equity Tier 1 Capital Ratio	1,321,494	13.43%	442,704	4.50%	688,650	7.00%	639,461	6.50%
Tier 1 Capital to Ratio	1,321,494	13.43%	590,272	6.00%	836,218	8.50%	787,029	8.00%
Total Capital Ratio	1,360,471	13.83%	787,029	8.00%	1,032,975	10.50%	983,786	10.00%

December 31, 2018
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 Leverage Ratio	$1,112,132	10.38%	$428,751	4.00%	428,751	4.00%	N/A	N/A
Common Equity Tier 1 Capital Ratio	1,087,164	10.88%	449,505	4.50%	699,230	7.00%	N/A	N/A
Tier 1 Capital to Ratio	1,112,132	11.13%	599,340	6.00%	849,065	8.50%	N/A	N/A
Total Capital Ratio	1,237,315	12.39%	799,120	8.00%	1,048,845	10.50%	N/A	N/A

Pacific Premier Bank
Tier 1 Leverage Ratio	$1,185,544	11.06%	$428,703	4.00%	428,703	4.00%	$535,879	5.00%
Common Equity Tier 1 Capital Ratio	1,185,544	11.87%	449,481	4.50%	699,193	7.00%	649,251	6.50%
Tier 1 Capital to Ratio	1,185,544	11.87%	599,308	6.00%	849,020	8.50%	799,078	8.00%
Total Capital Ratio	1,226,258	12.28%	799,078	8.00%	1,048,790	10.50%	998,847	10.00%

(1) For comparative purpose, fully phased-in capital conservation buffer is presented as of December 31, 2019 and 2018.

Note 3 - Investment Securities

The amortized cost and estimated fair value of investment securities were as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$60,457	$3,137	$(39)	$63,555
Agency	240,348	7,686	(1,676)	246,358
Corporate debt	149,150	2,217	(14)	151,353
Municipal bonds	384,032	13,450	(184)	397,298
Collateralized mortgage obligation: residential	9,869	123	(8)	9,984
Mortgage-backed securities: residential	494,404	7,603	(2,171)	499,836
Total investment securities available-for-sale	1,338,260	34,216	(4,092)	1,368,384
Investment securities held-to-maturity:
Mortgage-backed securities: residential	36,114	922	—	37,036
Other	1,724	—	—	1,724
Total investment securities held-to-maturity	37,838	922	—	38,760
Total investment securities	$1,376,098	$35,138	$(4,092)	$1,407,144

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$59,688	$1,224	$—	$60,912
Agency	128,958	1,631	(519)	130,070
Corporate debt	104,158	291	(906)	103,543
Municipal bonds	238,914	1,941	(2,225)	238,630
Collateralized mortgage obligation: residential	24,699	64	(425)	24,338
Mortgage-backed securities: residential	554,751	1,112	(10,134)	545,729
Total investment securities available-for-sale	1,111,168	6,263	(14,209)	1,103,222
Investment securities held-to-maturity:
Mortgage-backed securities: residential	43,381	148	(686)	42,843
Other	1,829	—	—	1,829
Total investment securities held-to-maturity	45,210	148	(686)	44,672
Total investment securities	$1,156,378	$6,411	$(14,895)	$1,147,894

Unrealized gains and losses on investment securities available-for-sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At December 31, 2019, the Company had accumulated other comprehensive income of $30.1 million, or $21.5 million net of tax, compared to accumulated other comprehensive loss of $7.9 million, or $5.6 million net of tax, at December 31, 2018.

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

At December 31, 2019 and 2018, there were not holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The Company reviews individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is temporary, meaning: (i) those declines were due to interest rate changes and not to a deterioration in the creditworthiness of the issuers of those investment securities and (ii) we have the ability to hold those securities until there is a recovery in their values or until their maturity.

If it is probable that the Company will be unable to collect all amounts due according to contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an OTTI occurs, the cost basis of the security will be written down to its fair value as the new cost basis and the write down accounted for as a realized loss. There were no OTTI for the years ended December 31, 2019, 2018 and 2017.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous unrealized loss position.

	December 31, 2019
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	1	$10,194	$(39)	—	$—	$—	1	$10,194	$(39)
Agency	13	102,874	(1,340)	9	13,514	(336)	22	116,388	(1,676)
Corporate debt	1	1,017	(14)	—	—	—	1	1,017	(14)
Municipal bonds	12	30,541	(184)	—	—	—	12	30,541	(184)
Collateralized mortgage obligation: residential	—	—	—	1	603	(8)	1	603	(8)
Mortgage-backed securities: residential	18	130,014	(1,681)	11	26,886	(490)	29	156,900	(2,171)
Total investment securities available-for-sale	45	274,640	(3,258)	21	41,003	(834)	66	315,643	(4,092)
Investment securities held-to-maturity:
Mortgage-backed securities: residential	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—
Total investment securities held-to-maturity	—	—	—	—	—	—	—	—	—
Total investment securities	45	$274,640	$(3,258)	21	$41,003	$(834)	66	$315,643	$(4,092)

	December 31, 2018
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	—	$—	$—	—	$—	$—	—	$—	$—
Agency	15	$26,229	$(333)	6	$10,434	$(186)	21	$36,663	$(519)
Corporate debt	9	47,805	(471)	8	19,369	(435)	17	67,174	(906)
Municipal bonds	60	45,083	(369)	102	69,693	(1,856)	162	114,776	(2,225)
Collateralized mortgage obligation: residential	1	814	(1)	8	18,104	(424)	9	18,918	(425)
Mortgage-backed securities: residential	20	70,839	(435)	120	324,864	(9,699)	140	395,703	(10,134)
Total available-for-sale	105	190,770	(1,609)	244	442,464	(12,600)	349	633,234	(14,209)
Investment securities held-to-maturity:
Mortgage-backed securities: residential	3	11,256	(81)	3	15,741	(605)	6	26,997	(686)
Other	—	—	—	—	—	—	—	—	—
Total held-to-maturity	3	11,256	(81)	3	15,741	(605)	6	26,997	(686)
Total securities	108	$202,026	$(1,690)	247	$458,205	$(13,205)	355	$660,231	$(14,895)

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2019, by contractual maturity, are shown in the table below.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Investment securities available-for-sale:
Treasury	$499	$500	$20,163	$20,586	$39,795	$42,469	$—	$—	$60,457	$63,555
Agency	1,000	1,014	40,647	42,162	166,244	169,070	32,457	34,112	240,348	246,358
Corporate	—	—	—	—	135,407	137,518	13,743	13,835	149,150	151,353
Municipal bonds	—	—	1,842	1,952	26,024	26,996	356,166	368,350	384,032	397,298
Collateralized mortgage obligation: residential	—	—	—	—	610	603	9,259	9,381	9,869	9,984
Mortgage-backed securities: residential	—	—	2,258	2,352	193,771	195,933	298,375	301,551	494,404	499,836
Total investment securities available-for-sale	1,499	1,514	64,910	67,052	561,851	572,589	710,000	727,229	1,338,260	1,368,384
Investment securities held-to-maturity:
Mortgage-backed securities: residential	—	—	908	942	—	—	35,206	36,094	36,114	37,036
Other	—	—	—	—	—	—	1,724	1,724	1,724	1,724
Total investment securities held-to-maturity	—	—	908	942	—	—	36,930	37,818	37,838	38,760
Total investment securities	$1,499	$1,514	$65,818	$67,994	$561,851	$572,589	$746,930	$765,047	$1,376,098	$1,407,144

During the years ended December 31, 2019, 2018 and 2017, the Company recognized gross realized gains on sales of available-for-sale securities in the amounts of $10.3 million, $1.6 million and $3.1 million, respectively. During the years ended December 31, 2019, 2018 and 2017, the Company recognized gross realized losses on sales of available-for-sale securities in the amounts of $1.8 million, $208,000 and $386,000, respectively. The Company had net proceeds from the sale or maturity/call of available-for-sale securities of $551.8 million, $407.0 million and $268.6 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Investment securities with carrying values of $125.7 million and $215.3 million as of December 31, 2019 and 2018, respectively, were pledged to secure public deposits, other borrowings and for other purposes as required or permitted by law.

FHLB, FRB and other stock

At December 31, 2019, the Company had $17.3 million in FHLB stock, $51.7 million in FRB stock and $24.1 million in other stock, all carried at cost. During the years ended December 31, 2019, 2018 and 2017, FHLB had repurchased $18.3 million, $24.9 million and $10.3 million, respectively, of the Company’s excess FHLB stock through their stock repurchase program. The Company evaluates its investments in FHLB and other stock for impairment periodically, including their capital adequacy and overall financial condition. No impairment losses have been recorded through December 31, 2019.

Note 4 - Loans

The following table presents the composition of the loan portfolio as of the dates indicated:

	December 31,
	2019	2018
	(dollars in thousands)
Business loans:
Commercial and industrial	$1,265,185	$1,364,423
Franchise	916,875	765,416
Commercial owner occupied (1)	1,674,092	1,679,122
SBA	175,815	193,882
Agribusiness	127,834	138,519
Total business loans	4,159,801	4,141,362
Real estate loans:
Commercial non-owner occupied	2,072,374	2,003,174
Multi-family	1,576,870	1,535,289
One-to-four family (2)	254,779	356,264
Construction	410,065	523,643
Farmland	175,997	150,502
Land	31,090	46,628
Total real estate loans	4,521,175	4,615,500
Consumer loans:
Consumer loans	50,922	89,424
Gross loans held for investment (3)	8,731,898	8,846,286
Deferred loan origination fees and discounts, net	(9,587)	(9,468)
Loans held for investment	8,722,311	8,836,818
Allowance for loan losses	(35,698)	(36,072)
Loans held for investment, net	$8,686,613	$8,800,746

Loans held for sale, at lower of cost or fair value	$1,672	$5,719

 ______________________________
(1) Secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans held for investment for December 31, 2019 and December 31, 2018 net of the unaccreted fair value net purchase discounts of $40.7 million and $61.0 million, respectively.

The Company originates SBA loans with the intent to sell the guaranteed portion of the loan prior to maturity and, therefore, designates them as held for sale. From time to time, the Company may purchase or sell other types of loans in order to manage concentrations, maximize interest income, change risk profiles, improve returns and generate liquidity.

Loans Serviced for Others

The Company generally retains the servicing rights of the guaranteed portion of SBA loans sold, for which the Company records a servicing asset at fair value and subsequently accounted for at the lower of cost or market value. At December 31, 2019 and 2018, the servicing asset total $7.7 million and $8.5 million, respectively, and was included in other assets on the Company’s consolidated balance sheets. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. The fair value of retained servicing rights is generally evaluated at the loan level using a discounted cash flow analysis utilizing current market assumptions derived from the secondary market. Key modeling assumptions include interest rates, prepayment assumptions, discount rate and estimated cash flows. At December 31, 2019, and 2018, the Company determined that no valuation allowance was necessary.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans and participations serviced for others were $633.8 million at December 31, 2019 and $635.3 million at December 31, 2018, including SBA participations serviced for others totaling $475.3 million at December 31, 2019 and $519.8 million at December 31, 2018.

Concentration of Credit Risk

As of December 31, 2019, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located principally in California, as well as in certain markets in the states of Arizona, Texas, Nevada, Oregon and Washington where we also have depository offices. The Company’s loan portfolio contains concentrations of credit in commercial non-owner occupied real estate, multi-family real estate, commercial owner occupied business loans and commercial and industrial business loans. The Company maintains policies approved by the Bank’s Board of Directors that address these concentrations and diversifies its loan portfolio through loan originations, purchases and sales of loans to meet approved concentration levels. While management believes that the collateral presently securing these loans is adequate, there can be no assurances that significant deterioration in the California real estate market or economy would not expose the Company to significantly greater credit risk.

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus and likewise in excess of 15% of the Bank’s unimpaired capital plus surplus for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $563.4 million for secured loans and $338.0 million for unsecured loans at December 31, 2019. In order to manage concentration risk, the Bank maintains a house lending limit well below these statutory maximums. At December 31, 2019, the Bank’s largest aggregate outstanding balance of loans to one borrower was $126.3 million comprised of $101.5 million and $24.8 million of secured and unsecured credit, respectively.

Credit Quality and Credit Risk

The Company’s credit quality is maintained and credit risk managed in two distinct areas. The first is the loan origination process, wherein the Bank underwrites credit and chooses which risks it is willing to accept. The Company maintains a comprehensive credit policy, which sets forth minimum and maximum tolerances for key elements of loan risk. The policy identifies and sets forth specific guidelines for analyzing each of the loan products the Company offers from both an individual and portfolio wide basis. The credit policy is reviewed annually by the Bank Board. The Bank’s seasoned underwriters and portfolio managers ensure all key risk factors are analyzed with most loan underwriting including a comprehensive global cash flow analysis of the prospective borrowers.

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

The following provides brief definitions for risk grades assigned to loans in the portfolio:

•	Pass classifications represent assets with an acceptable level of credit quality that contains no well-defined deficiencies or weaknesses.

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

The following tables stratify the loan portfolio by the Company’s internal risk rating, including loans held for sale, as of the periods indicated:

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
December 31, 2019	(dollars in thousands)
Business loans
Commercial and industrial	$1,236,073	$13,226	$15,886	$—	$1,265,185
Franchise	898,191	7,851	10,833	—	916,875
Commercial owner occupied	1,659,391	11,167	3,534	—	1,674,092
SBA	166,011	3,255	8,221	—	177,487
Agribusiness	123,338	—	4,496	—	127,834
Real estate loans
Commercial non-owner occupied	2,070,068	1,178	1,128	—	2,072,374
Multi-family	1,576,654	—	216	—	1,576,870
One-to-four family	254,218	—	561	—	254,779
Construction	410,065	—	—	—	410,065
Farmland	175,997	—	—	—	175,997
Land	31,073	—	17	—	31,090
Consumer loans
Consumer loans	50,868	—	54	—	50,922
Totals	$8,651,947	$36,677	$44,946	$—	$8,733,570

	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
December 31, 2018	(dollars in thousands)
Business loans
Commercial and industrial	$1,340,322	$12,005	$12,134	$—	$1,364,461
Franchise	760,795	4,431	190	—	765,416
Commercial owner occupied	1,660,994	1,580	16,548	—	1,679,122
SBA	189,006	2,289	6,906	—	198,201
Warehouse facilities	125,355	—	13,164	—	138,519
Real estate loans
Commercial non-owner occupied	1,998,118	731	5,687	—	2,004,536
Multi-family	1,530,567	4,060	662	—	1,535,289
One-to-four family	350,083	728	5,453	—	356,264
Construction	523,643	—	—	—	523,643
Farmland	150,381	—	121	—	150,502
Land	46,008	132	488	—	46,628
Consumer loans
Consumer loans	89,321	—	103	—	89,424
Totals	$8,764,593	$25,956	$61,456	$—	$8,852,005

The following tables present the aging of loan portfolio, including loans held for sale, by type of loans as of the periods indicated:

		Days Past Due
	Current	30-59	60-89	90+	Total Gross Loans	Non-accruing
December 31, 2019	(dollars in thousands)
Business loans
Commercial and industrial	$1,260,940	$422	$826	$2,997	$1,265,185	$4,637
Franchise	907,733	—	9,142	—	916,875	—
Commercial owner occupied	1,673,761	331	—	—	1,674,092	—
SBA	174,271	169	613	2,434	177,487	2,519
Agribusiness	127,834	—	—	—	127,834	—
Real estate loans
Commercial non-owner occupied	2,070,067	1,179	—	1,128	2,072,374	1,128
Multi-family	1,576,870	—	—	—	1,576,870	—
One-to-four family	254,779	—	—	—	254,779	366
Construction	410,065	—	—	—	410,065	—
Farmland	175,997	—	—	—	175,997	—
Land	31,090	—	—	—	31,090	—
Consumer loans
Consumer loans	50,914	5	2	1	50,922	—
Totals	$8,714,321	$2,106	$10,583	$6,560	$8,733,570	$8,650

		Days Past Due
	Current	30-59	60-89	90+	Total Gross Loans	Non-accruing
December 31, 2018	(dollars in thousands)
Business loans
Commercial and industrial	$1,362,017	$309	$1,204	$931	$1,364,461	$931
Franchise	759,546	5,680	—	190	765,416	190
Commercial owner occupied	1,677,967	343	—	812	1,679,122	599
SBA	195,051	524	—	2,626	198,201	2,739
Warehouse facilities	138,519	—	—	—	138,519	—
Real estate loans
Commercial non-owner occupied	2,004,536	—	—	—	2,004,536	—
Multi-family	1,535,275	14	—	—	1,535,289	—
One-to-four family	356,219	30	9	6	356,264	398
Construction	523,643	—	—	—	523,643	—
Farmland	150,502	—	—	—	150,502	—
Land	46,628	—	—	—	46,628	—
Consumer loans
Consumer loans	89,249	146	29	—	89,424	—
Totals	$8,839,152	$7,046	$1,242	$4,565	$8,852,005	$4,857

Impaired Loans

The following tables provide a summary of the Company’s investment in impaired loans as of and for the periods indicated:

	Recorded Investment	Unpaid Principal Balance	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
December 31, 2019
Business loans
Commercial and industrial	$7,529	$7,755	$—	$7,529	$—	$3,649	$22
Franchise	10,834	10,835	—	10,834	—	3,079	151
Commercial owner occupied	—	—	—	—	—	683	—
SBA	3,132	4,070	—	3,132	—	2,996	16
Agribusiness	—	—	—	—	—	6,602	363
Real estate loans
Commercial non-owner occupied	1,128	1,184	—	1,128	—	411	—
One-to-four family	366	412	—	366	—	379	—
Land	—	—	—	—	—	120	—
Consumer loans
Consumer	—	—	—	—	—	19	—
Totals	$22,989	$24,256	$—	$22,989	$—	$17,938	$552
December 31, 2018
Business loans
Commercial and industrial	$1,023	$1,071	$550	$473	$118	$1,173	$1
Franchise	189	190	—	189	—	119	—
Commercial owner occupied	599	628	—	599	—	1,549	—
SBA	2,739	7,598	488	2,251	466	1,814	—
Agribusiness	7,500	7,500	—	7,500	—	625	35
Real estate loans
Commercial non-owner occupied	—	—	—	—	—	538	—
Multi-family	—	—	—	—	—	500	—
One-to-four family	408	453	—	408	—	1,206	—
Land	—	—	—	—	—	5	—
Consumer loans
Consumer	—	—	—	—	—	33	—
Totals	$12,458	$17,440	$1,038	$11,420	$584	$7,562	$36
December 31, 2017
Business loans
Commercial and industrial	$1,160	$1,585	$—	$1,160	$—	$441	$—
Commercial owner occupied	97	98	97	—	55	153	—
SBA	1,201	4,329	—	1,201	—	434	—
Real estate loans
Commercial non-owner occupied	—	—	—	—	—	86	—
One-to-four family	817	849	—	817	—	166	—
Construction	—	—	—	—	—	1,017	—
Land	9	35	—	9	—	12	—
Totals	$3,284	$6,896	$97	$3,187	$55	$2,309	$—

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

The Company reviews loans for impairment when the loan is classified as substandard or worse, delinquent 90 days, determined by management to be collateral dependent, or when the borrower files bankruptcy or is granted a troubled debt restructuring. Measurement of impairment is based on the loan’s expected future cash flows discounted at the loan’s effective interest rate, measured by reference to an observable market value, if one exists, or the fair value of the collateral if the loan is deemed collateral dependent. Loans are generally charged-off at the time that the loan is classified as a loss. Valuation allowances are determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics.

We sometimes modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments and, in limited cases, concessions to the outstanding loan balances. These loans are classified as TDR and considered impaired loans. TDRs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition or cash flows. A workout plan between us and the borrower is designed to provide a bridge for borrower cash flow shortfalls in the near term. A TDR loan may be returned to accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a time frame of at least six months, and the ultimate collectability of the total contractual restructured principal and interest in no longer in doubt. At December 31, 2019, the Company had $3.0 million recorded investment in two TDR loans, with their terms being modified to extend the maturity date for 24 months or less, compared to no TDR loans at December 31, 2018. These two TDRs were both current and on accrual status as of December 31, 2019. The modification did not have an impact on the recorded investments.

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

The Company typically does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of nterest. The Company had impaired loans on nonaccrual status of $8.7 million and $4.9 million at December 31, 2019 and 2018, respectively. The Company did not record income from the receipt of cash payments related to nonaccruing loans during the years ended December 31, 2019, 2018 and 2017. The Company had no loans 90 days or more past due and still accruing at December 31, 2019. The Company had $213,000 in loans 90 days or more past due and still accruing at December 31, 2018, all of which were PCI loans. Income recognition for PCI loans is accounted for in accordance with ASC 310-30.

The Company had no consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of December 31, 2019 and 2018.

Note 5 - Allowance for Loan Losses

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

The Company’s base ALLL factors are determined by management using the Bank’s annualized actual trailing charge-off data over a full credit cycle with an approximate average loss emergence period of 1 year to 1.6 years. Potential adjustments to those base factors are made for relevant internal and external factors. Those factors may include:

•	Changes in lending policies and procedures, including underwriting standards and collection, charge-offs and recovery practices;

•	Changes in the nature and volume of the loan portfolio, including new types of lending;

•	Changes in the experience, ability, and depth of lending management and other relevant staff that may have an impact on our loan portfolio;

•	Changes in the volume and severity of adversely classified or graded loans;

•	Changes in the quality of our loan review system and the management oversight;

•	The existence and effect of any concentrations of credit and changes in the level of such concentrations;

•	Changes in national, regional and local economic conditions, including trends in real estate values and the interest rate environment;

•	Changes in the value of the underlying collateral for collateral-dependent loans; and

•	The effect of external factors, such as competition, legal developments and regulatory requirements on the level of estimated credit losses in our current loan portfolio

For loans risk graded as watch or worse, progressively higher potential loss factors are applied based on migration analysis of risk grading and net charge-offs.

The following tables summarize the allocation of the ALLL as well as the activity in the ALLL attributed to various segments in the loan portfolio as of and for the periods indicated:

	Commercial and Industrial	Franchise	Commercial Owner Occupied	SBA	Agribusiness	Commercial Non-owner Occupied	Multi-family	One-to-four Family	Construction	Farmland	Land	Consumer Loans	Total
	(dollars in thousands)
Balance, December 31, 2018	$10,821	$6,500	$1,386	$4,288	$3,283	$1,604	$725	$805	$5,166	$503	$772	$219	$36,072
Charge-offs	(2,318)	(2,531)	(125)	(2,238)	—	(625)	—	—	—	—	—	(16)	(7,853)
Recoveries	189	18	46	78	—	—	—	2	—	—	—	11	344
Provisions for (reduction in) loan losses	2,642	2,421	616	2,351	(760)	920	4	(152)	(1,357)	355	(97)	192	7,135
Balance, December 31, 2019	$11,334	$6,408	$1,923	$4,479	$2,523	$1,899	$729	$655	$3,809	$858	$675	$406	$35,698
Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
General portfolio allocation	11,334	6,408	1,923	4,479	2,523	1,899	729	655	3,809	858	675	406	35,698
Loans individually evaluated for impairment	7,529	10,834	—	3,132	—	1,128	—	366	—	—	—	—	22,989
Specific reserves to total loans individually evaluated for impairment	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Loans collectively evaluated for impairment	$1,257,656	$906,041	$1,674,092	$172,683	$127,834	$2,071,246	$1,576,870	$254,413	$410,065	$175,997	$31,090	$50,922	$8,708,909
General reserves to total loans collectively evaluated for impairment	0.90%	0.71%	0.11%	2.59%	1.97%	0.09%	0.05%	0.26%	0.93%	0.49%	2.17%	0.80%	0.41%
Total gross loans	$1,265,185	$916,875	$1,674,092	$175,815	$127,834	$2,072,374	$1,576,870	$254,779	$410,065	$175,997	$31,090	$50,922	$8,731,898
Total allowance to gross loans	0.90%	0.70%	0.11%	2.55%	1.97%	0.09%	0.05%	0.26%	0.93%	0.49%	2.17%	0.80%	0.41%

	Commercial and Industrial	Franchise	Commercial Owner Occupied	SBA	Agribusiness	Commercial Non-owner Occupied	Multi-family	One-to-four Family	Construction	Farmland	Land	Consumer Loans	Total
	(dollars in thousands)

Balance, December 31, 2017	$9,721	$5,797	$767	$2,890	$1,291	$1,266	$607	$803	$4,569	$137	$993	$95	$28,936
Charge-offs	(1,411)	—	(33)	(102)	—	—	—	—	—	—	—	(409)	(1,955)
Recoveries	698	—	47	169	—	—	—	13	—	—	—	8	935
Provisions for (reduction in) loan losses	1,813	703	605	1,331	1,992	338	118	(11)	597	366	(221)	525	8,156
Balance, December 31, 2018	$10,821	$6,500	$1,386	$4,288	$3,283	$1,604	$725	$805	$5,166	$503	$772	$219	$36,072
Amount of allowance attributed to:
Specifically evaluated impaired loans	$118	$—	$—	$466	$—	$—	$—	$—	$—	$—	$—	$—	$584
General portfolio allocation	10,703	6,500	1,386	3,822	3,283	1,604	725	805	5,166	503	772	219	35,488
Loans individually evaluated for impairment	1,023	189	599	2,739	7,500	—	—	408	—	—	—	—	12,458
Specific reserves to total loans individually evaluated for impairment	11.53%	—%	—%	17.01%	—%	—%	—%	—%	—%	—%	—%	—%	4.69%
Loans collectively evaluated for impairment	$1,363,400	$765,227	$1,678,523	$191,143	$131,019	$2,003,174	$1,535,289	$355,856	$523,643	$150,502	$46,628	$89,424	$8,833,828
General reserves to total loans collectively evaluated for impairment	0.79%	0.85%	0.08%	2.00%	2.51%	0.08%	0.05%	0.23%	0.99%	0.33%	1.66%	0.24%	0.40%
Total gross loans	$1,364,423	$765,416	$1,679,122	$193,882	$138,519	$2,003,174	$1,535,289	$356,264	$523,643	$150,502	$46,628	$89,424	$8,846,286
Total allowance to gross loans	0.79%	0.85%	0.08%	2.21%	2.37%	0.08%	0.05%	0.23%	0.99%	0.33%	1.66%	0.24%	0.41%

	Commercial and Industrial	Franchise	Commercial Owner Occupied	SBA	Agribusiness	Commercial Non-owner Occupied	Multi-family	One-to-four Family	Construction	Farmland	Land	Consumer Loans	Total

Balance, December 31, 2016	$6,362	$3,845	$1,193	$1,039	$—	$1,715	$2,927	$365	$3,632	$—	$198	$20	$21,296
Charge-offs	(1,344)	—	—	(8)	—	—	—	(10)	—	—	—	—	(1,362)
Recoveries	94	—	105	127	—	—	—	35	—	—	—	1	362
Provisions for (reduction in) loan losses	4,609	1,952	(531)	1,732	1,291	(449)	(2,320)	413	937	137	795	74	8,640
Balance, December 31, 2017	$9,721	$5,797	$767	$2,890	$1,291	$1,266	$607	$803	$4,569	$137	$993	$95	$28,936
Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$—	$55	$—	$—	$—	$—	$—	$—	$—	$—	$—	$55
General portfolio allocation	9,721	5,797	712	2,890	1,291	1,266	607	803	4,569	137	993	95	28,881
Loans individually evaluated for impairment	1,160	—	97	1,201	—	—	—	817	—	—	9	—	3,284
Specific reserves to total loans individually evaluated for impairment	—%	—%	56.70%	—%	—%	—%	—%	—%	—%	—%	—%	—%	1.67%
Loans collectively evaluated for impairment	$1,085,499	$660,414	$1,289,116	$184,313	$116,066	$1,243,115	$794,384	$270,077	$282,811	$145,393	$31,224	$92,931	$6,195,343
General reserves to total loans collectively evaluated for impairment	0.90%	0.88%	0.06%	1.57%	1.11%	0.10%	0.08%	0.30%	1.62%	0.09%	3.18%	0.10%	0.47%
Total gross loans	$1,086,659	$660,414	$1,289,213	$185,514	$116,066	$1,243,115	$794,384	$270,894	$282,811	$145,393	$31,233	$92,931	$6,198,627
Total allowance to gross loans	0.89%	0.88%	0.06%	1.56%	1.11%	0.10%	0.08%	0.30%	1.62%	0.09%	3.18%	0.10%	0.47%

Note 6 - Other Real Estate Owned

The following summarizes the activity in other real estate owned for the years ended December 31:

	2019	2018	2017
	(dollars in thousands)
Balance, beginning of year	$147	$326	$460
Additions:
Acquisitions	—	524	326
Foreclosures	644	15	—
Sales	(329)	(1,055)	(507)
Gain (loss) on sale	(20)	346	47
Write downs	(1)	(9)	—
Balance, end of year	$441	$147	$326

The Company had no consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of December 31, 2019 and 2018.

Note 7 - Premises and Equipment

The Company’s premises and equipment consisted of the following at December 31:

	2019	2018
	(dollars in thousands)
Land	$13,820	$18,902
Premises	16,697	25,361
Leasehold improvements	25,884	15,824
Furniture, fixtures and equipment	33,871	28,994
Automobiles	173	173
Subtotal	90,445	89,254
Less: accumulated depreciation	31,444	24,563
Total	$59,001	$64,691

Depreciation expense for premises and equipment was $9.8 million for 2019, $7.7 million for 2018 and $4.9 million for 2017.

Note 8 - Goodwill and Core Deposit Intangibles

At December 31, 2019, the Company had goodwill of $808.3 million. In 2019, adjustments to goodwill in the amount of $404,000 for Grandpoint were recorded during the one-year measurement period subsequent to the acquisition date. In 2018, additions to goodwill included $313.0 million due to the acquisition of Grandpoint and adjustments to goodwill in the amount of $1.8 million for PLZZ and $600,000 for HEOP during the one-year measurement period subsequent to the acquisition date. The following table presents changes in the carrying value of goodwill for the periods indicated:

	2019	2018	2017
	(dollars in thousands)
Balance, beginning of year	$808,726	$493,329	$102,490
Goodwill acquired during the year	—	313,043	390,839
Purchase accounting adjustments	(404)	2,354	—
Impairment losses	—	—	—
Balance, end of year	$808,322	$808,726	$493,329
Accumulated impairment losses at end of year	$—	$—	$—

The Company assesses goodwill for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances indicate that there may be impairment. The Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the Company exceeded its carrying value. As a result of this analysis, the Company determined that there was no goodwill impairment as of December 31, 2019.

At December 31, 2019, the Company had core deposit intangibles of $83.3 million. The Company had no additions to core deposit intangibles during 2019. The Company’s change in the gross balance of core deposit intangibles and the related accumulated amortization consisted of the following for the periods indicated:

	2019	2018	2017
	(dollars in thousands)
Gross Balance of CDI:
Balance, beginning of year	$125,945	$54,809	$15,102
Additions due to acquisitions	—	71,136	39,707
Balance, end of year	125,945	125,945	54,809
Accumulated amortization:
Balance, beginning of year	(25,389)	(11,795)	(5,651)
Amortization	(17,244)	(13,594)	(6,144)
Balance, end of year	(42,633)	(25,389)	(11,795)
Net CDI, end of year	$83,312	$100,556	$43,014

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits ranging from six to eleven years. The estimated aggregate amortization expense related to our core deposit intangible assets for each of the next five years succeeding December 31, 2019, in order from the present, is $15.4 million, $13.4 million, $11.7 million, $10.2 million and $9.2 million. The Company’s core deposit intangibles is evaluated annually for impairment or sooner if events and circumstances indicate possible impairment. Factors that may attribute to impairment include customer attrition and run-off. Management is unaware of any events and/or circumstances that would indicate a possible impairment to the core deposit intangibles.

Note 9 - Bank Owned Life Insurance

At December 31, 2019 and 2018, the Company had investments in BOLI of $113.4 million and $110.9 million, respectively. The Company recorded noninterest income associated with the BOLI policies of $3.5 million, $3.4 million and $2.3 million for the years ending December 31, 2019, 2018 and 2017, respectively.

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

Note 10 - Qualified Affordable Housing Project Investments

The Company invests in certain affordable housing projects in the form of ownership interests in limited partnerships or limited liability companies that qualify for CRA and generate low income housing tax credits (“LIHTC”) and other tax benefits over an approximately 10 year period.

The Company records its investments in qualified affordable housing partnerships, using either the cost method or the proportional amortization method. Under the cost method, the Company amortizes the initial cost of the investment as noninterest expense equally over the expected time period in which tax credits and other tax benefits will be received. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits that are allocated to the Company over the period of the investment. The net benefits of these investments, which is comprised of tax credits and operating loss tax benefits, net of investment amortization, are recognized in the income statement as a component of income tax expense (benefit).

The Company’s net investment in qualified affordable housing projects that generate LIHTC at December 31, 2019 and 2018 was $53.9 million and $39.4 million, respectively, and are recorded in other assets in the consolidated statement of financial condition. Total unfunded commitments related to the investments in qualified affordable housing funds totaled $21.4 million and $13.4 million at December 31, 2019 and 2018, respectively, and are recorded under accrued expenses and other liabilities.

As of December 31, 2019, the Company’s unfunded affordable housing commitments were estimated to be paid as follows:

Amount
Year Ending December 31,	(dollars in thousands)
2020	$9,776
2021	6,596
2022	3,806
2023	187
2024	182
Thereafter	867
Total unfunded commitments	$21,414

The following table presents tax credits and other tax benefits generated by operating losses from qualified affordable housing projects as well as amortization expense associated with these investments for the years ended December 31, 2019, 2018 and 2017.

	2019	2018	2017
	(dollars in thousands)
Tax credit and other tax benefits recognized	$6,506	$4,748	$1,719
Amortization of investments	5,527	4,574	1,599

There were no impairment losses related to LIHTC investments for the years ended December 31, 2019, 2018 and 2017.
Note 11 - Deposit Accounts

Deposit accounts and weighted average interest rates consisted of the following at December 31:

	2019		2018
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(dollars in thousands)
Noninterest-bearing checking	$3,857,660	—%	$3,495,737	—%
Interest-bearing checking	586,019	0.43%	526,088	0.38%
Money market	3,171,164	0.83%	2,975,578	0.89%
Savings	235,824	0.16%	250,271	0.14%
Certificates of deposit accounts
250,000 or less	500,331	1.59%	569,877	1.44%
Greater than $250,000	547,511	1.77%	840,800	2.12%
Total certificates of deposit accounts	1,047,842	1.69%	1,410,677	1.84%
Total deposits	$8,898,509	0.53%	$8,658,351	0.63%

The aggregate annual maturities of certificates of deposit accounts at December 31, 2019 are as follows:

	2019
	Amount	Weighted Average Interest Rate
	(dollars in thousands)
Within 3 months	$571,143	1.70%
4 to 6 months	240,132	1.87%
7 to 12 months	138,515	1.46%
13 to 24 months	76,617	1.49%
25 to 36 months	11,182	1.24%
37 to 60 months	9,644	1.71%
Over 60 months	609	2.08%
Total	$1,047,842	1.69%

Interest expense on deposit accounts for the years ended December 31 is summarized as follows:

	2019	2018	2017
	(dollars in thousands)
Checking accounts	$2,340	$1,167	$365
Money market accounts	28,279	19,567	6,720
Savings	382	357	251
Certificates of deposit accounts	27,296	16,562	6,035
Total	$58,297	$37,653	$13,371

Accrued interest on deposits, which is included in accrued expenses and other liabilities, was $590,000 at December 31, 2019 and $1.7 million at December 31, 2018.

Note 12 - Federal Home Loan Bank Advances and Other Borrowings

As of December 31, 2019, the Company has a line of credit with the FHLB that provides for advances totaling up to 40% of the Company’s assets, equating to a credit line of $4.72 billion, of which $2.24 billion was available for borrowing. The available for borrowing was based on collateral pledged by real estate loans with an aggregate balance of $3.90 billion.

At December 31, 2019, the Company had $491.0 million in overnight FHLB advances and $26.0 million term advances, compared to $506.0 million in overnight FHLB advances and $161.5 million term advances at December 31, 2018. The term advance have maturity dates ranging from February 2020 to June of 2022 and rates ranging from 1.78% to 2.47%.

The following table summarizes activities in advances from the FHLB for the periods indicated:

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
Average balance outstanding	$404,959	$529,278
Weighted average rate	2.43%	2.06%
Maximum amount outstanding at any month-end during the year	1,091,596	883,612
Balance outstanding at end of year	517,026	667,606
Weighted average interest rate at year-end	1.69%	2.51%

At December 31, 2019, the Bank had unsecured lines of credit with eight correspondent banks for a total amount of $193.0 million and access through the Federal Reserve discount window to borrow $1.1 million. At December 31, 2019 and December 31, 2018, the Company had no outstanding balances against these lines.

The Company maintains additional sources of liquidity at the Corporation level. The $15.0 million line of credit with Wells Fargo Bank established in June 2017 matured in June 2019. At December 31, 2018, the Corporation had no outstanding balances against this line. A new $15 million line of credit was established with US Bank on July 1, 2019 and will expire on July 1, 2020. At December 31, 2019, the Corporation had no outstanding balances against this line.

The following table summarizes activities in other borrowings for the periods indicated:

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
Average balance outstanding	$229	$29,193
Weighted average rate	0.63%	1.69%
Maximum amount outstanding at any month-end during the year	10,000	52,091
Balance outstanding at end of year	—	75
Weighted average interest rate at year-end	—%	0.01%

Note 13 - Subordinated Debentures

As of December 31, 2019, the Company had three subordinated notes and two junior subordinated debt securities, with an aggregate carrying value of $215.1 million and a weighted interest rate of 5.37%, compared to $110.3 million with a weighted interest rate of 6.04% at December 31, 2018. The increase of $104.8 million, or 95.0%, is primarily driven by the issuance of $125.0 million subordinated notes, and slightly offset by the redemption of junior subordinated debt securities totaling $18.6 million during 2019.

In August 2014, the Corporation issued $60.0 million in aggregate principal amount of 5.75% Subordinated Notes Due 2024 (the “Notes I”) in a private placement transaction to institutional accredited investors (the “Private Placement”). The Notes I bear interest at an annual fixed rate of 5.75%, with the first interest payment on the Notes made on March 3, 2015, and interest payable semiannually each March 3 and September 3 through September 3, 2024. At December 31, 2019, the carrying value of the Notes was $59.4 million, net of unamortized debt issuance costs of $568,000. The Notes can only be redeemed, in whole or in part, prior to the maturity date if the notes do not constitute Tier 2 Capital (for purposes of capital adequacy guidelines of the Board of Governors of the Federal Reserve). As of December 31, 2019, the Notes I qualify as Tier 2 Capital. Principal and interest are due upon early redemption.

In May 2019, the Corporation issued $125.0 million in aggregate principal amount of 4.875% Fixed-to-Floating Rate Subordinated Notes due May 15, 2029 (the “Notes II”), at a public offering price equal to 100% of the aggregate principal amount of the Notes II. The Corporation may redeem the Notes II on or after May 15, 2024. From and including the issue date, but excluding May 15, 2024, the Notes II will bear interest at an initial fixed rate of 4.875% per annum, payable semi-annually. From and including May 15, 2024, but excluding the maturity date or the date of earlier redemption, the Notes II will bear interest at a floating rate equal to the then-current three-month LIBOR plus a spread of 2.50% per annum, payable quarterly in arrears. At December 31, 2019, the carrying value of the Notes II was $122.6 million, net of unamortized debt issuance cost of $2.4 million. At December 31, 2019, the Notes II qualify as Tier 2 Capital. Principal and interest are due upon early redemption at any time, including prior to May 15, 2024 at our option, in whole but not in part, under the occurrence of special events defined within the trust indenture.

In connection with the Private Placement, the Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade ratings of BBB+ and BBB for the Corporation’s senior unsecured debt and subordinated debt, respectively, and a deposit rating of A- for the Bank. The Company’s and Bank’s ratings were reaffirmed in February 2020 by KBRA following the announcement of the proposed acquisition of Opus.

In March 2004, the Corporation issued $10.3 million in Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”), due and payable on April 6, 2034, to PPBI Trust I, a statutory trust created under the laws of the State of Delaware. Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 5.35% as of December 31, 2019. The Subordinated Debentures are currently redeemable, in part or whole, at the option of the Corporation, at par. The Corporation also purchased a 3% minority interest totaling $310,000 in PPBI Trust I. The balance of the equity of PPBI Trust I is comprised of mandatorily redeemable preferred securities (“Trust Preferred Securities”) and is included in the Corporation’s other assets category. PPBI Trust I sold $10.0 million of trust preferred securities to investors in a private offering. On July 8, 2019, the Company used a portion of the proceeds from the issuance of the Notes II to redeem all $10.3 million outstanding principal amount of Subordinated Debentures. Prior to redemption, the Subordinated Debentures carried an interest rate of three-month LIBOR plus 2.75% per annum, for an effective rate of 5.35% per annum. The Subordinated Debentures were called at par, plus accrued and unpaid interest thereon through the date of redemption, for an aggregate amount of $10.4 million, and PPBI Trust I was dissolved.

On April 1, 2017, as part of the HEOP acquisition, the Corporation assumed $5.2 million of floating rate junior subordinated debt securities associated with Heritage Oaks Capital Trust II. Interest is payable quarterly at three-month LIBOR plus 1.72% per annum, for an effective rate of 3.82% per annum as of December 31, 2019. At December 31, 2019, the carrying value of these debentures was $4.1 million, which reflects purchase accounting fair value adjustments of $1.2 million. The Corporation also assumed $3.1 million and $5.2 million of floating rate junior subordinated debt associated with Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust, respectively. For Santa Lucia Bancorp (CA) Capital Trust, the carrying value of these debentures was $3.9 million at December 31, 2019, which reflects purchase accounting fair value adjustments of $1.3 million. Interest is payable quarterly at three-month LIBOR plus 1.48% per annum, for an effective rate of 3.47% per annum as of December 31, 2019. These debentures are callable by the Corporation at par.

On October 7, 2019, the Company used a portion of the proceeds from the issuance of the Notes II in May 2019 to redeem all outstanding principal amount of floating rate junior subordinated debt securities associated with Mission Community Capital Trust I. Prior to redemption, the junior subordinated debt securities carried an interest rate of three-month LIBOR plus 2.95% per annum, for an effective rate of 5.25% per annum, and were scheduled to mature on October 7, 2033. The junior subordinated debt securities were called at par, plus accrued and unpaid interest, for an aggregate amount of $3.1 million, and the associated business trust was dissolved. The Company recorded a loss on early debt extinguishment of $290,000 related to purchase accounting fair value adjustments.

On November 1, 2017, as part of the PLZZ acquisition, the Company assumed three subordinated notes totaling $25.0 million at a fixed interest rate of 7.125% payable in arrears on a quarterly basis. The notes have a maturity date of June 26, 2025 and are also redeemable in whole, or in part, from time to time beginning in June 26, 2020 at an amount equal to 103.0% of principal plus accrued unpaid interest. The redemption price decreases 50 basis points each subsequent year. At December 31, 2019, the carrying value of these subordinated notes was $25.1 million, which reflects purchase accounting fair value adjustments of $133,000.

On July 1, 2018, as part of the Grandpoint acquisition, the Corporation assumed $5.2 million of floating rate junior subordinated debt securities associated with First Commerce Bancorp Statutory Trust I. On September 17, 2019, the Company used a portion of the proceeds from the issuance of the Notes II in May 2019 to redeem all outstanding principal amount of these floating rate junior subordinated debt securities at par, plus accrued and unpaid interest thereon through the date of redemption, for an aggregate amount of $5.2 million. Prior to redemption, the junior subordinated debt securities carried an interest rate of three-month LIBOR plus 2.95% per annum, for an effective rate of 5.36% per annum. The Company recorded a loss on early debt extinguishment of $214,000 related to purchase accounting fair value adjustments, and First Commerce Bancorp Statutory Trust I was dissolved.

The Corporation is not allowed to consolidate the statutory business trusts, which were formed for the purpose of issuing junior subordinated debentures, into the Company’s consolidated financial statements. The resulting effect on the Company’s consolidated financial statements is to report the Subordinated Debentures as a component of the Company’s liabilities, and its ownership interest in the trusts as a component of other assets. The redemption of Tier 1 capital instruments associated with PPBI Trust I, First Commerce Bancorp Statutory Trust I and Mission Community Capital Trust I during the year ended December 31, 2019 reduced the Company’s Tier 1 capital by a total of $17.6 million. The Company’s regulatory capital ratios continued to exceed regulatory minimums to be well-capitalized and the fully phased-in capital conservation buffer, following these redemptions.

The following table summarizes our outstanding subordinated debentures as of December 31:

				2019	2018
	Stated Maturity	Current Interest Rate	Current Principal Balance	Carrying Value
			(dollars in thousands)
Subordinated notes
Subordinated notes due 2024, 5.75% per annum	September 3, 2024	5.75%	$60,000	$59,432	$59,312
Subordinated notes due 2029, 4.875% per annum until May 15, 2024, 3-month LIBOR +2.5% thereafter	May 15, 2029	4.875%	125,000	122,622	—
Subordinated notes due 2025, 7.125% per annum	June 26, 2025	7.125%	25,000	25,133	25,158
Total subordinated notes			210,000	207,187	84,470
Subordinated debt
PPBI Trust I, 3-month LIBOR+2.75%	April 6, 2034		—	—	10,310
Heritage Oaks Capital Trust II (junior subordinated debt), 3-month LIBOR+1.72%	January 1, 2037	3.82%	5,248	4,054	3,986
Santa Lucia Bancorp (CA) Capital Trust (junior subordinated debt), 3-month LIBOR+1.48%	July 7, 2036	3.47%	5,155	3,904	3,829
Mission Community Capital Trust (junior subordinated debt), 3-month LIBOR+2.95%	October 7, 2033		—	—	2,787
First Commerce Bancorp Statutory Trust I (junior subordinated debt), 3-month LIBOR+2.95%	September 17, 2033		—	—	4,931
Total subordinated debt			10,403	7,958	25,843
Total subordinated debentures			$220,403	$215,145	$110,313

The following table summarizes activities for our subordinated debentures for the periods indicated:

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
Average balance outstanding	$183,383	$107,732
Weighted average rate	5.82%	6.23%
Maximum amount outstanding at any month-end during the year	233,119	110,313
Balance outstanding at end of year	215,145	110,313
Weighted average interest rate at year-end	5.37%	6.04%

Note 14 - Income Taxes

The following presents the components of income tax expense for the years ended December 31:

	2019	2018	2017
	(dollars in thousands)
Current income tax provision:
Federal	$34,124	$19,787	$18,644
State	16,415	13,178	7,062
Total current income tax provision	50,539	32,965	25,706
Deferred income tax provision (benefit):
Federal	4,645	8,142	8,294
Effect of the Tax Act	—	(1,441)	5,633
State	2,851	2,574	2,493
Total deferred income tax provision (benefit)	7,496	9,275	16,420
Total income tax provision	$58,035	$42,240	$42,126

A reconciliation from statutory federal income taxes, which are based on a statutory rate of 21% for 2019 and 2018 and 35% for 2017, to the Company’s total effective income tax provisions for the years ended December 31 is as follows:

	2019	2018	2017
	(dollars in thousands)
Statutory federal income tax provision	$45,729	$34,803	$35,778
State taxes, net of federal income tax effect	15,764	12,724	6,720
Cash surrender life insurance	(565)	(582)	(645)
Tax exempt interest	(1,503)	(1,135)	(1,660)
Non-deductible merger costs	—	375	824
LIHTC investments	(1,570)	(761)	(1,031)
Effect of the Tax Act	—	(1,441)	5,633
Excess tax benefit of stock-based compensation	(728)	(1,811)	(1,995)
Prior year true-up	—	—	(1,108)
Other	908	68	(390)
Total income tax provision	$58,035	$42,240	$42,126

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). Among other changes, the Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%. The Company performed an initial assessment and reasonably estimated the effects of the Tax Act on its deferred tax amounts to be approximately $5.6 million, which was recorded as a charge to income tax expense in the fourth quarter of 2017, in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”). As required by SAB 118, the Company continued to reassess and refine the effects of the Tax Act on its deferred tax amounts during 2018. As a result, the Company recorded an income tax benefit of $1.4 million during the year ended December 31, 2018. As of December 31, 2018, the Company had completed the accounting for the income tax effects of the Tax Act.

Deferred tax assets (liabilities) were comprised of the following temporary differences between the financial statement carrying amounts and the tax basis of assets at December 31:

	2019	2018
	(dollars in thousands)
Deferred tax assets:
Accrued expenses	$2,126	$3,239
Net operating loss	4,765	6,115
Allowance for loan losses, net of bad debt charge-offs	10,415	10,709
Deferred compensation	3,616	3,649
State taxes	3,746	2,707
Loan discount	11,634	17,677
Stock-based compensation	3,535	3,234
Unrealized loss on available for sale securities	—	2,308
Operating lease liabilities	13,334	—
AMT credit and other state tax credit carryovers	416	96
Total deferred tax assets	53,587	49,734
Deferred tax liabilities:
Operating lease right-of-use assets	$(12,382)	$—
Deferred FDIC gain	(228)	(364)
Core deposit intangibles	(22,415)	(27,388)
Loan origination costs	(4,828)	(4,760)
Depreciation	(1,814)	(1,192)
Unrealized gain on available for sale securities	(8,639)	—
Other	(4,652)	(403)
Total deferred tax liabilities	(54,958)	(34,107)
Valuation allowance	—	—
Net deferred tax (liabilities) asset	$(1,371)	$15,627

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of December 31, 2019 and December 31, 2018.

Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to use any net unrealized built in losses and other tax attributes, such as net operating loss and tax credit carryforwards, when it undergoes a 50% ownership change over a designated testing period. The Company has a Section 382 limited net operating loss carry forward of approximately $20.2 million for federal income tax purposes, which is scheduled to expire at various dates from 2026 to 2032. In addition, the Company has a Section 382 limited net operating loss carry forward of approximately $6.9 million for California franchise tax purposes, which is scheduled to expire at various dates from 2026 to 2031. The Company is expected to fully utilize the federal and California net operating loss carryforward before it expires with the application of the Section 382 annual limitation.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income and franchise tax in multiple state jurisdictions. The statute of limitations related to the consolidated Federal income tax returns is closed for all tax years up to and including 2015. The expiration of the statute of limitations related to the various state income and franchise tax returns varies by state. The Company is currently not under examination in any taxing jurisdiction.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
	(dollars in thousands)
Balance at January 1,	$2,906	$2,906
Additions based on tax positions related to prior years	—	—
Balance at December 31,	$2,906	$2,906

The total amount of unrecognized tax benefits was $2.9 million and $2.9 million at December 31, 2019 and 2018, respectively, and is primarily comprised of unrecognized tax benefits from an acquisition during 2017. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $0 at December 31, 2019. The Company does not believe that the unrecognized tax benefits will change significantly within the next twelve months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had accrued for $424,000 and $246,000 of the interest and penalties at December 31, 2019 and 2018, respectively.

Note 15 - Commitments, Contingencies and Concentrations of Risk

Legal Proceedings. The Company is not involved in any material pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

Employment Agreements. The Company has entered into a three-year employment agreement with its Chief Executive Officer (“CEO”). This agreement provides for the payment of a base salary, a bonus based upon the CEO’s individual performance and the Company’s overall performance, provides a vehicle for the CEO’s use, and provides for the payment of severance benefits upon termination under specified circumstances.

Additionally, the Bank has entered into one-year employment agreements with each of the following executive officers: the Bank’s President and Chief Operating Officer, the Chief Financial Officer, the Chief Risk Officer and Chief Innovation Officer. The agreements provide for the payment of a base salary, a bonus based upon the individual’s performance and the overall performance of the Bank, and the payment of severance benefits upon termination under specified circumstances.

The term of each of their employment agreements automatically extends for an additional one year unless either the relevant executive on the one hand, or the Company on the other hand, gives written notice to the other party or parties hereto of such party’s or parties’ election not to extend the term, with such notice to be given not less than ninety (90) days prior to any such anniversary date, in which case the relevant employment agreement shall terminate at the conclusion of its remaining term.

Availability of Funding Sources. The Company funds substantially all of the loans that it originates or purchases through deposits, internally generated funds and/or borrowings. The Company competes for deposits primarily on the basis of rates, and, as a consequence, the Company could experience difficulties in attracting deposits to fund its operations if the Company does not continue to offer deposit rates at levels that are competitive with other financial institutions. To the extent that the Company is not able to maintain its currently available funding sources or to access new funding sources, it would have to curtail its loan production activities or sell loans and investment securities earlier than is optimal. Any such event could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

Note 16 - Benefit Plans

401(k) Plan. The Bank maintains an Employee Savings Plan (the “401(k) Plan”) which qualifies under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute from 1% to 99% of their compensation, up to the dollar limit imposed by the IRS for tax purposes. In 2019, 2018 and 2017, the Bank matched 100% of contributions for the first three percent contributed and 50% on the next two percent contributed. Contributions made to the 401(k) Plan by the Bank amounted to $2.9 million for 2019, $2.5 million for 2018 and $1.4 for 2017.

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

Heritage Oaks Bancorp, Inc. 2005 Equity Based Compensation Plan (the “2005 Plan”). The 2005 Plan was acquired from Heritage Oaks Bancorp, Inc. on April 1, 2017. The 2005 Plan authorized the granting of Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units and Performance Share Cash Only Awards. As of December 31, 2016, no further grants can be made from this plan; however, Pacific Premier assumed all unvested and unexercised awards.

Pacific Premier Bancorp, Inc. 2012 Long-Term Incentive Plan (the “2012 Plan”). The 2012 Plan was approved by the Corporation’s stockholders in May 2012. The 2012 Plan originally authorized the granting of Awards equal to 620,000 shares of the common stock of the Corporation for issuances to executives, key employees, officers, and directors. The 2012 Plan will be in effect for a period of ten years from May 30, 2012, the date the 2012 Plan was adopted. Awards granted under the 2012 Plan will be made at an exercise price equal to the fair market value of the stock on the date of grant. Awards granted to officers and employees may include incentive stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights. The awards have vesting periods ranging from one to three years, where such vesting may occur in either three equal annual installments or one lump sum at the end of the third year. In May 2014, the Corporation’s stockholders approved an amendment to the 2012 Plan to increase the shares available under the plan by 800,000 shares to total 1,420,000 shares. In May 2015, the Corporation’s stockholders approved an amendment to the 2012 Plan to permit the grant of performance-based awards, including equity compensation awards that may not be subject to the deduction limitation of Section 162(m) of the Internal Revenue Code. The performance-based awards include (i) both performance-based equity compensation awards and performance-based cash bonus payments and (ii) restricted stock units. In May 2017, the Corporation’s stockholders approved an amendment to the 2012 Plan to increase the shares available under the plan by 3,580,000 shares to total 5,000,000 shares.

Heritage Oaks Bancorp, Inc. 2015 Equity Based Compensation Plan (the “2015 Plan”). The 2015 Plan was acquired from Heritage Oaks Bancorp, Inc. on April 1, 2017. The 2015 plan was approved by the stockholders of Heritage Oaks Bancorp, Inc. in May 2015. The 2015 Plan authorized the granting of various types of share-based compensation awards to the employees and Board of Directors such as stock options, restricted stock awards, and restricted stock units. Under the 2015 Plan and following the Corporation’s assumption of the 2015 Plan, a maximum of 630,473 shares of the Corporation’s common stock at the date of acquisition were reserved and available to be issued. Shares issued under this plan, other than stock options and stock appreciation rights, were counted against the plan on a two shares for every one share actually issued basis. Awards that were canceled, expired, forfeited, fail to vest, or otherwise resulted in issued shares not being delivered to the grantee, were made available for the issuance of future share-based compensation awards. Additionally, under this plan, no one individual was to be granted shares in aggregate that exceed more than 250,000 shares during any calendar year. The 2015 Plan is still active and the Corporation assumed all unvested and unexercised awards.

The Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan, Heritages Oaks Bancorp, Inc. 2005 Equity Based Compensation Plan, Pacific Premier Bancorp, Inc. 2012 Long-Term Incentive Plan and the Heritage Oaks Bancorp, Inc. 2015 Equity Based Compensation Plan are collectively the “Plans.”

Stock Options

As of December 31, 2019, there are 3,000 options outstanding on the 2004 Plan with zero available for future awards. As of December 31, 2019, there are 25,677 options outstanding on the 2005 Plan with zero available for future awards. As of December 31, 2019, there are 399,466 options outstanding on the 2012 Plan with 2,879,949 available for future awards. As of December 31, 2019, there are 24,961 options outstanding on the 2015 Plan with 655,429 available for future awards. Below is a summary of the stock option activity in the Plans for the year ended December 31, 2019:

	2019
	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic value
			(in years)	(dollars in thousands)
Outstanding at January 1, 2019	681,933	$15.26
Granted	—	—
Exercised	(220,118)	13.17
Forfeited and expired	(8,711)	15.84
Outstanding at December 31, 2019	453,104	$16.26	4.66	$7,401
Vested and exercisable at December 31, 2019	451,424	$16.24	4.66	$7,382

The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $4.2 million, $8.4 million and $7.7 million, respectively.

The amount charged against compensation expense in relation to the stock options was $132,000 for 2019, $571,000 for 2018 and $927,000 for 2017. At December 31, 2019, unrecognized compensation expense related to the options is approximately $8,000.

Restricted Stock Awards and Restricted Stock Units

Below is a summary of the activity for restricted stock and restricted stock units in the Plans for the years ended December 31, 2019:

	2019
	Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested at the beginning of the year	636,077	$35.98
Granted	423,823	29.92
Vested	(287,754)	29.43
Forfeited	(32,213)	34.76
Unvested at the end of the year	739,933	$35.11

Compensation expense for the year ended December 31, 2019, 2018 and 2017 related to the above restricted stock grants amounted to $10.4 million, $8.5 million and $5.0 million, respectively. Restricted stock awards and restricted stock units are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed. The total grant date fair value of awards was $12.7 million for 2019 awards. At December 31, 2019, unrecognized compensation expense related to restricted stock award and units is approximately $14.2 million, which expected to be recognized over a weighted-average period of 1.81 years.

Other Plans

Salary Continuation Plan. The Bank implemented a non-qualified supplemental retirement plan in 2006 (the “Salary Continuation Plan”) for certain executive officers of the Bank. The Salary Continuation Plan is unfunded.

Deferred Compensation Plans. The Bank implemented a non-qualified supplemental retirement plan in 2006 (the “Supplemental Executive Retirement Plan” or “SERP”) for certain executive officers of the Bank. The Bank has acquired additional SERPs through the acquisitions of San Diego Trust Bank (“SDTB”), Independence Bank (“IDPK”) and HEOP. The SERP is unfunded. The expense incurred for the SERP for each of the last three years was $674,000, $827,000 and $721,000 resulting in a deferred compensation liability of $10.8 million and $10.9 million as of the years ended 2019 and 2018. In addition, with the acquisition of PLZZ, the Company acquired a deferred compensation plan that is unfunded and results in a deferred compensation asset and liability both in the amount of $1.8 million and $1.6 million as of the years ended 2019 and 2018.

The amounts expensed in 2019, 2018 and 2017 for all of these plans amounted to $674,000, $827,000 and $721,000 respectively. As of December 31, 2019, 2018 and 2017, $10.8 million, $10.9 million and $8.4 million, respectively, were recorded in other liabilities on the consolidated statements of condition for each of these plans.

Note 17 - Financial Instruments with Off-Balance Sheet Risk

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

The Company maintains an allowance for credit losses to provide for commitments related to loans associated with undisbursed loan funds and unused lines of credit. The allowance for these commitments was $3.3 million at December 31, 2019 and $4.6 million at December 31, 2018. The change in the allowance for credit losses for unfunded commitments during the year ended December 31, 2019 was attributable to lower unfunded loan commitments compared to previous year end.

The Company’s commitments to extend credit at December 31, 2019 were $1.58 billion and $1.83 billion at December 31, 2018. The 2019 balance is primarily composed of $1.10 billion of undisbursed commitments for C&I loans.

Note 18 - Fair Value of Financial Instruments

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2019 and 2018.

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

Derivative assets and liabilities – The Company originates a variable rate loan and enters into a variable-to fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a correspondent bank. These back-to-back swap agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. The fair value of these derivatives is based on a market standard discounted cash flow approach. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate swaps is classified as Level 2.

The following fair value hierarchy tables present information about the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	At December 31, 2019
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(dollars in thousands)
Financial assets
Investment securities available-for-sale:
U.S. Treasury	$—	$63,555	$—	$63,555
Agency	—	246,358	—	246,358
Corporate	—	151,353	—	151,353
Municipal bonds	—	397,298	—	397,298
Collateralized mortgage obligation: residential	—	9,984	—	9,984
Mortgage-backed securities: residential	—	499,836	—	499,836
Total securities available-for-sale	$—	$1,368,384	$—	$1,368,384

Derivative assets	$—	$2,103	$—	$2,103

Financial liabilities
Derivative liabilities	$—	$2,103	$—	$2,103

	At December 31, 2018
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(dollars in thousands)
Financial assets
Investment securities available-for-sale:
U.S. Treasury	$—	$60,912	$—	$60,912
Agency	—	130,070	$—	130,070
Corporate	—	103,543	$—	103,543
Municipal bonds	—	238,630	—	238,630
Collateralized mortgage obligation: residential	—	24,338	—	24,338
Mortgage-backed securities: residential	—	545,729	—	545,729
Total securities available-for-sale	$—	$1,103,222	$—	$1,103,222

Derivative assets	$—	$1,681	$—	$1,681

Financial liabilities
Derivative liabilities	$—	$1,681	$—	$1,681

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Impaired Loans – A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. Collateral generally consists of accounts receivable, inventory, fixed assets, real estate and cash. The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost.

Other Real Estate Owned – OREO is initially recorded at the fair value less estimated costs to sell. This amount becomes the property’s new basis. Any fair value adjustments based on the property’s fair value less estimated costs to sell at the date of acquisition are charged to the ALLL.

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

At December 31, 2019, substantially all of the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management. The Company completed partial charge-offs on certain impaired loans individually evaluated for impairment based on recent real estate appraisals and released the related specific reserves during the year ended December 31, 2019. The Company has recorded no specific reserve on loans deemed impaired at December 31, 2019.

The following table presents our assets measured at fair value on a nonrecurring basis at December 31, 2019 and 2018.

	At December 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
Financial assets
Impaired loans	$—	$—	$2,257	$2,257

	At December 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
Financial assets
Impaired loans	$—	$—	$1,445	$1,445

Fair Values of Financial Instruments

The fair value estimates presented herein are based on pertinent information available to management as of the dates indicated, representing an exit price.

	At December 31, 2019
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$326,850	$326,850	$—	$—	$326,850
Interest-bearing time deposits with financial institutions	2,708	2,708	—	—	2,708
Investments held-to-maturity	37,838	—	38,760	—	38,760
Investment securities available-for-sale	1,368,384	—	1,368,384	—	1,368,384
Loans held for sale	1,672	—	1,821	—	1,821
Loans held for investment, net	8,722,311	—	—	8,691,019	8,691,019
Derivative asset	2,103	—	2,103	—	2,103
Accrued interest receivable	39,442	39,442	—	—	39,442
Liabilities:
Deposit accounts	8,898,509	7,850,667	1,048,583	—	8,899,250
FHLB advances	517,026	—	517,291	—	517,291
Other borrowings	—	—	—	—	—
Subordinated debentures	215,145	—	237,001	—	237,001
Derivative liability	2,103	—	2,103	—	2,103
Accrued interest payable	2,686	2,686	—	—	2,686

	At December 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$203,406	$203,406	$—	$—	$203,406
Interest-bearing time deposits with financial institutions	6,143	6,143	—	—	6,143
Investments held-to-maturity	45,210	—	44,672	—	44,672
Investment securities available-for-sale	1,103,222	—	1,103,222	—	1,103,222
Loans held for sale	5,719	—	6,072	—	6,072
Loans held for investment, net	8,836,818	—	—	8,697,594	8,697,594
Derivative asset	1,929	—	1,681	—	1,681
Accrued interest receivable	37,837	37,837	—	—	37,837
Liabilities:
Deposit accounts	8,658,351	7,247,673	1,403,524	—	8,651,197
FHLB advances	667,606	—	666,864	—	666,864
Other borrowings	75	—	75	—	75
Subordinated debentures	110,313	—	115,613	—	115,613
Derivative liability	1,929	—	1,681	—	1,681
Accrued interest payable	3,255	3,255	—	—	3,255

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

Note 19 - Earnings Per Share

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

The following tables set forth the Company’s earnings per share calculations for the periods indicated:

	For the Year Ended December 31,
	2019	2018	2017
	(dollars in thousands, except per share data)
Basic
Net income	$159,718	$123,340	$60,100
Less: Earnings allocated to participating securities	(1,650)	—	—
Net income allocated to common stockholders	$158,068	$123,340	$60,100

Weighted average common shares outstanding	60,339,714	53,963,047	37,705,556
Basic earnings per common share	$2.62	$2.29	$1.59

Diluted
Net income allocated to common stockholders	$158,068	$123,340	$60,100

Weighted average common shares outstanding	60,339,714	53,963,047	37,705,556
Diluted effect of share-based compensation	352,567	650,010	805,705
Weighted average diluted common shares	60,692,281	54,613,057	38,511,261
Diluted earnings per common share	$2.60	$2.26	$1.56

The impact of stock options, which are anti-dilutive are excluded from the computations of diluted earnings per share. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. There are no RSUs or stock options that were anti-dilutive at December 31, 2019 and 2018. The weighted average number of stock options excluded was 17,524 for December 31, 2017.

Note 20 - Derivative Instruments

From time to time, the Company enters into interest rate swap agreements with certain borrowers to assist them in mitigating their interest rate risk exposure associated with the loans they have with the Company. At the same time, the Company enters into identical interest rate swap agreements with another financial institution to mitigate the Company’s interest rate risk exposure associated with the swap agreements it enters into with its borrowers. At December 31, 2019, the Company had over-the-counter derivative instruments and centrally-cleared derivative instruments with matched terms with an aggregate notional amount of $76.3 million and a fair value of $2.1 million. The fair value of these agreements are determined through a third party valuation model used by the Company’s counterparty bank, which uses observable market data such as cash LIBOR rates, prices of Eurodollar future contracts and market swap rates. The fair values of these swaps are recorded as components of other assets and other liabilities in the Company’s condensed consolidated balance sheet. Changes in the fair value of these swaps, which occur due to changes in interest rates, are recorded in the Company’s income statement as a component of noninterest income. Since the terms of the swap agreements between the Company and its borrowers have been matched with the terms of swap agreements with another financial institution, the adjustments for the change in their fair value offset each other and net to zero in non-interest income.

Over-the-counter contracts are tailored to meet the needs of the counterparties involved and, therefore, generally contain a greater degree of credit risk and liquidity risk than centrally-cleared contracts, which have standardized terms. Although changes in the fair value of swap agreements between the Company and borrowers and the Company and other financial institutions offset each other, changes in the credit risk of these counterparties may result in a difference in the fair value of the swap agreements. Offsetting over-the-counter swap agreements the Company has with other financial institutions are collateralized with cash, and swap agreements with borrowers are secured by the collateral arrangements for the underlying loans these borrowers have with the Company. During the year ended December 31, 2019, there were no losses recorded on swap agreements, attributable to the change in credit risk associated with a counterparty. All interest rate swap agreements entered into by the Company as of December 31, 2019 are free-standing derivatives and are not designated as hedging instruments.

The following tables summarize the Company’s derivative instruments, included in “other assets” and “other liabilities” in the consolidated statements of financial condition.

	December 31, 2019
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts	$76,314	$2,103	$76,314	$2,103
Total derivative instruments	$76,314	$2,103	$76,314	$2,103

	December 31, 2018
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts	$57,502	$1,681	$57,502	$1,681
Total derivative instruments	$57,502	$1,681	$57,502	$1,681

Note 21 - Balance Sheet Offsetting

Derivative financial instruments may be eligible for offset in the consolidated balance sheets, such as those subject to enforceable master netting arrangements or a similar agreement. Under these agreements, the Company has the right to net settle multiple contracts with the same counterparty. The Company offers an interest rate swap product to qualified customers, which are then paired with derivative contracts the Company enters into with a counterparty bank. While derivative contracts entered into with counterparty banks may be subject to enforceable master netting agreements, derivative contracts with customers may not be subject to enforceable master netting arrangements. The Company elected to account for centrally-cleared derivative contracts on a gross basis. With regard to derivative contracts not centrally cleared through a clearinghouse, regulations require collateral to be posted by the party with a net liability position. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments are commonly referred to as variation margin and are treated as settlements of derivative exposure rather than as collateral.

Financial instruments that are eligible for offset in the consolidated statements of financial condition as of December 31, 2019 are presented in the table below:

	December 31, 2019
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (1)	Net Amount
	(dollars in thousands)
Financial assets:
Derivatives not designated as hedging instruments	$2,103	$—	$2,103	$—	$—	$2,103
Total	$2,103	$—	$2,103	$—	$—	$2,103

Financial liabilities:
Derivatives not designated as hedging instruments	$2,107	$(4)	$2,103	$—	$(1,678)	$425
Total	$2,107	$(4)	$2,103	$—	$(1,678)	$425

(1) Represents cash collateral held with counterparty bank.

	December 31, 2018
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (1)	Net Amount
	(dollars in thousands)
Financial assets:
Derivatives not designated as hedging instruments	$2,177	$(496)	$1,681	$—	$—	$1,681
Total	$2,177	$(496)	$1,681	$—	$—	$1,681

Financial liabilities:
Derivatives not designated as hedging instruments	$1,681	$—	$1,681	$—	$—	$1,681
Total	$1,681	$—	$1,681	$—	$—	$1,681

(1) Represents cash collateral held with counterparty bank.

Note 22 - Revenue Recognition

The Company earns revenue from a variety of sources. The Company’s principal source of revenue is interest income on loans, investment securities and other interest earning assets, while the remainder of the Company’s revenue is earned from a variety of fees, service charges, gains and losses, and other income, all of which are classified as noninterest income.

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, and all subsequent amendments that modified ASC 606. ASC 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities, certain noninterest income streams such as gain or loss associated with derivatives, and income from bank owned life insurance. Revenue streams within the scope of and accounted for under ASC 606 include: service charges and fees on deposit accounts, debit card interchange fees, fees from other services the Company provides its customers and gains and losses from the sale of other real estate owned and property, premises and equipment. ASC 606 requires revenue to be recognized when the Company satisfies the related performance obligations by transferring to the customer a good or service. The recognition of revenue under ASC 606 requires the Company to first identify the contract with the customer, identify the associated performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and finally recognize revenue when the performance obligations have been satisfied and the good or service has been transferred. The majority of the Company’s contracts with customers associated with revenue streams that are within the scope of ASC 606 are considered short-term in nature and can be canceled at any time by the customer or the Company without penalty, such as a deposit account agreement. These revenue streams are included in noninterest income.

The following table provides a summary of the Company’s noninterest income, segregated by revenue streams within and outside the scope of ASC 606 for the periods indicated:

	For the Year Ended December 31,
	2019		2018		2017
	Within Scope(1)	Out-of-Scope(2)	Within Scope(1)	Out-of-Scope(2)	Within Scope(1)	Out-of-Scope(2)
	(dollars in thousands)
Noninterest income:
Loan servicing fees	$—	$1,840	$—	$1,445	$—	$787
Service charges on deposit accounts	5,769	—	5,128	—	3,273	—
Other service fee income	1,438	—	902	—	1,847	—
Debit card interchange income	3,004	—	4,326	—	2,043	—
Earnings on bank-owned life insurance	—	3,486	—	3,427	—	2,279
Net gain from sales of loans	—	6,642	—	10,759	—	12,468
Net gain from sales of investment securities	—	8,571	—	1,399	—	2,737
Other income	1,015	3,471	1,242	2,399	491	5,189
Total noninterest income	$11,226	$24,010	$11,598	$19,429	$7,654	$23,460
______________________________
(1) Revenues from contracts with customers accounted for under ASC 606.
(2) Revenues not within the scope of ASC 606 and accounted for under other applicable U.S. GAAP requirements.

The major revenue streams by fee type that are within the scope of ASC 606 presented in the above tables are described in additional detail below:

Service Charges on Deposit Accounts and Other Service Fee Income. Service charges on deposit accounts and other service fee income consists of periodic service charges on deposit accounts and transaction based fees such as those related to overdrafts, ATM charges and wire transfer fees. The majority of these revenues are accounted for under ASC 606. Performance obligations for periodic service charges on deposit accounts are typically short-term in nature and are generally satisfied on a monthly basis, while performance obligations for other transaction based fees are typically satisfied at a point in time (which may consist of only a few moments to perform the service or transaction) with no further obligations on behalf of the Company to the customer. Periodic service charges are generally collected monthly directly from the customer’s deposit account, and at the end of a statement cycle, while transaction based service charges are typically collected at the time of or soon after the service is performed.

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

Other Income. Other noninterest income includes other miscellaneous fees, which are accounted for under ASC 606; however, much like service charges on deposit accounts, these fees have performance obligations that are very short-term in nature and are typically satisfied at a point in time. Revenue is typically recorded at the time these fees are collected, which is generally upon the completion the related transaction or service provided.

Other revenue streams that may be applicable to the Company include gains and losses from the sale of nonfinancial assets such as other real estate owned and property premises and equipment. The Company accounts for these revenue streams in accordance with ASC 610-20, which requires the Company to look to guidance in ASC 606 in the application of certain measurement and recognition concepts. The Company records gains and losses on the sale of nonfinancial assets when control of the asset has been surrendered to the buyer, which generally occurs at a specific point in time.

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

At December 31, 2019 the Company did not have any material contract assets or liabilities in its consolidated financial statements related to revenue streams within the scope of ASC 606, and there were no material changes in those balances during the reporting period.

Note 23 - Leases

The Company accounts for its leases in accordance with ASC 842, which was implemented on January 1, 2019, and requires the Company to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased asset. The Company’s leases primarily represent future obligations to make payments for the use of buildings or space for its operations. Liabilities to make future lease payments are recorded in accrued expenses and other liabilities, while right-of-use assets are recorded in other assets in the Company’s consolidated balance sheets. At December 31, 2019, all of the Company’s leases were classified as operating leases or short-term leases. Liabilities to make future lease payments and right of use assets are recorded for operating leases and not short-term leases. These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Company believes it has an economic incentive to extend or renew the lease. Future contractual base rents are discounted using the rate implicit in the lease or using the Company’s estimated incremental borrowing rate if the rate implicit in the lease is not readily determinable. For leases that contain variable lease payments, the Company assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the term of the associated lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion in the related liability to make future lease payments.

For the year ended December 31, 2019, lease expense totaled $14.1 million, and was recorded in premises and occupancy expense in the consolidated statements of income. For the year ended December 31, 2019, lease expense attributable to operating leases totaled approximately $11.7 million. Lease expense attributable to short-term leases for the year ended December 31, 2019 totaled approximately $2.4 million. Short-term leases are leases that have a term of 12 months or less at commencement.

The following table presents supplemental information related to operating leases as of the period indicated:

December 31, 2019
(dollars in thousands)
Balance Sheet:
Operating lease right of use assets	$43,177
Operating lease liabilities	46,498
Cash Flows:
Operating cash flows from operating leases	11,747

The following table provides information related to minimum contractual lease payments and other information associated with the Company’s leases as of December 31, 2019:

	2020	2021	2022	2023	2024	Thereafter	Total
	(dollars in thousands)
Contractual base rents (1):
Operating leases	$10,138	$10,602	$10,137	$9,055	$7,318	$7,265	$54,515
Short-term leases	143	7	—	—	—	—	150
Total contractual base rents	$10,281	$10,609	$10,137	$9,055	$7,318	$7,265	$54,665

Total liability to make lease payments							$46,498
Difference in undiscounted and discounted future lease payments							8,167
Weighted average discount rate							6.13%
Weighted average remaining lease term (years)							5.4

(1) Contractual base rents reflect options to extend and renewals, and do not include property taxes and other operating expenses due under respective lease agreements.

The Company from time to time leases portions of space it owns to other parties. Income received from these transactions is recorded on a straight-line basis over the term of the sublease. For the year ended December 31, 2019 and 2018, rental income totaled $142,000 and $480,000, respectively.

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

Note 24 - Related Parties

Loans to the Company’s executive officers and directors are made in the ordinary course of business, in accordance with applicable regulations and the Company’s policies and procedures. At December 31, 2019 and 2018, the Company had related party loans outstanding totaling $5.5 million and $5.8 million, respectively.

At the end of 2019, the Company had related party deposits of $510.2 million compared to $471.9 million at the end of 2018. John J. Carona was appointed to the Board of Directors on March 15, 2013, in connection with the Company’s acquisition of First Associations Bank (“FAB”). Mr. Carona is the President and Chief Executive Officer of Associations, Inc. (“Associa”), a Texas corporation that specializes in providing management and related services for homeowners associations located across the United States. At December 31, 2019 and 2018, $468.9 million and $436.2 million, respectively, of the related party deposits were attributable to Associa.

Note 25 - Quarterly Results of Operations (Unaudited)

The following is a summary of selected financial data presented below by quarter for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share data)
For the year ended December 31, 2019:
Interest income	$131,243	$132,414	$132,604	$129,846
Interest expense	19,837	21,773	20,269	16,927
Provision for credit losses	1,526	334	1,562	2,297
Noninterest income	7,681	6,324	11,430	9,801
Noninterest expense	63,577	63,936	65,336	66,216
Income tax provision	15,266	14,168	15,492	13,109
Net income	$38,718	$38,527	$41,375	$41,098
Earnings per share:
Basic	$0.62	$0.62	$0.69	$0.69
Diluted	0.62	0.62	0.69	0.69

For the year ended December 31, 2018:
Interest income	$90,827	$92,699	$128,876	$136,021
Interest expense	9,546	11,528	16,163	18,475
Provision for credit losses	2,253	1,761	1,981	2,258
Noninterest income	7,666	8,151	8,240	6,970
Noninterest expense	49,808	50,076	82,782	67,239
Income tax provision	8,884	10,182	7,798	15,376
Net income	$28,002	$27,303	$28,392	$39,643
Earnings per share:
Basic	$0.61	$0.59	$0.46	$0.64
Diluted	0.60	0.58	0.46	0.63

Note 26 - Parent Company Financial Information

The Corporation is a California-based bank holding company organized in 1997 as a Delaware corporation and owns 100% of the capital stock of the Bank, its principal operating subsidiary. The Bank was incorporated and commenced operations in 1983. Condensed financial statements of the Corporation are as follows:

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF FINANCIAL CONDITION
(Parent company only)
	At December 31,
	2019	2018
	(dollars in thousands)
Assets
Cash and cash equivalents	$13,717	$13,160
Investment in subsidiaries	2,217,903	2,068,077
Other assets	1,230	1,689
Total Assets	$2,232,850	$2,082,926
Liabilities
Subordinated debentures	$215,145	$110,313
Accrued expenses and other liabilities	5,111	2,916
Total Liabilities	220,256	113,229
Total Stockholders’ Equity	2,012,594	1,969,697
Total Liabilities and Stockholders’ Equity	$2,232,850	$2,082,926

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF OPERATIONS
(Parent company only)
	For the Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Income
Dividend income from the Bank	$54,118	$—	$—
Interest income	51	57	36
Total income	54,169	57	36
Expense
Interest expense on subordinated debentures	10,680	6,716	4,721
Compensation and benefits	3,106	2,757	2,832
Other noninterest expense	2,818	3,384	6,123
Total expense	16,604	12,857	13,676
Income (loss) before income tax provision	37,565	(12,800)	(13,640)
Income tax benefit	(4,695)	(3,680)	(5,417)
Income (loss) before undistributed income of subsidiary	42,260	(9,120)	(8,223)
Equity in undistributed earnings of subsidiary	117,458	132,460	68,323
Net income	$159,718	$123,340	$60,100

PACIFIC PREMIER BANCORP, INC.
SUMMARY STATEMENTS OF CASH FLOWS
(Parent company only)
	For the Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$159,718	$123,340	$60,100
Adjustments to reconcile net income to cash used in operating activities:
Share-based compensation expense	10,528	9,033	5,809
Equity in undistributed earnings of subsidiary and dividends from the bank	(117,458)	(132,460)	(68,323)
Increase in current and deferred taxes	42	65	—
Change in accrued expenses and other liabilities, net	3,131	(4,149)	(365)
Change in accrued interest receivable and other assets, net	(4,826)	2,461	817
Net cash provided by (used) in operating activities	51,135	(1,710)	(1,962)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisitions, net	—	2,985	—
Other, net	—	(5,467)	601
Net cash (used in) provided by investing activities	—	(2,482)	601
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of junior subordinated debt securities	(18,558)	—	—
Proceeds from issuance of subordinated debt, net	122,453	—	—
Cash dividends paid	(53,867)	—	—
Repurchase and retirement of common stock	(100,000)	—	—
Proceeds from exercise of options	2,679	1,924	4,592
Restricted stock surrendered and canceled	(3,285)	(1,669)	(1,258)
Net cash (used in) provided by financing activities	(50,578)	255	3,334
Net increase (decrease) in cash and cash equivalents	557	(3,937)	1,973
Cash and cash equivalents, beginning of year	13,160	17,097	15,124
Cash and cash equivalents, end of year	$13,717	13,160	$17,097

Note 27 - Acquisitions

Grandpoint Capital, Inc. Acquisition

Effective as of July 1, 2018, the Company completed the acquisition of Grandpoint, the holding company of Grandpoint Bank, a California-chartered bank, with $3.1 billion in total assets, $2.4 billion in gross loans and $2.5 billion in total deposits as of June 30, 2018.

Pursuant to the terms of the merger agreement, each outstanding share of Grandpoint voting common stock and Grandpoint non-voting common stock was converted into the right to receive 0.4750 shares of the Corporation’s common stock. The value of the total transaction consideration was approximately $602.2 million, after approximately $28.1 million in aggregate cash consideration payable to holders of Grandpoint share-based compensation awards by Grandpoint. The transaction consideration represented the issuance of 15,758,089 shares of the Corporation’s common stock, valued at $38.15 per share, which was the closing price of the Corporation’s common stock on June 29, 2018, the last trading day prior to the consummation of the acquisition.

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

Such fair values are preliminary estimates and subject to refinement for up to one year after the closing date of acquisition as additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. Since the acquisition, the Company has made net adjustments of $580,000 related to deferred tax assets and other assets. During the second quarter of 2019, the Company finalized its fair values with this acquisition.

Plaza Bancorp Acquisition

Effective as of November 1, 2017, the Company completed the acquisition of PLZZ, the holding company of Plaza Bank, a California chartered banking corporation headquartered in Irvine, California with $1.25 billion in total assets, $1.06 billion in gross loans and $1.08 billion in total deposits at October 31, 2017.

Pursuant to the terms of the merger agreement, each outstanding share of PLZZ common stock was converted into the right to receive 0.2000 shares of the Corporation’s common stock. The value of the total deal consideration was approximately $245.8 million after approximately $6.5 million of aggregate cash consideration payable to holders of unexercised options and warrants exercisable for shares of PLZZ common stock by PLZZ. The transaction consideration represented the issuance of 6,049,373 shares of the Corporation’s common stock, which had a value of $40.40 per share, which was the closing price of the Corporation’s common stock on October 31, 2017, the last trading day prior to the consummation of the acquisition.

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

Pursuant to the terms of the merger agreement, each outstanding share of HEOP common stock was converted into the right to receive 0.3471 shares of the Corporation’s common stock. The value of the total deal consideration was approximately $467.4 million, which included approximately $3.9 million of aggregate cash consideration payable to holders of Heritage Oaks share-based compensation awards, and the issuance of 11,959,022 shares of the Corporation’s common stock, which had a value of $38.55 per share, which was the closing price of the Corporation’s common stock on March 31, 2017, the last trading day prior to the consummation of the acquisition.

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

The fair values are estimates and are subject to adjustment for up to one year after the merger date. Since the acquisition, the Company made net adjustments of $600,000 to deferred tax assets and other liabilities. During the second quarter of 2018, the Company finalized its fair values with this acquisition.

The loan portfolios of Grandpoint, PLZZ and HEOP’s were recorded at fair value at the date of each acquisition. The valuation of loan portfolios of Grandpoint, PLZZ, and HEOP’s were performed as of the acquisition dates to assess their fair values. The loan portfolios were split into two groups: loan with credit deterioration and loans without credit deterioration, and then segmented further by loan type. The fair value was calculated on an individual loan basis using a discounted cash flow analysis. The discount rate utilized was based on a weighted average cost of capital, considering the cost of equity and cost of debt. Also factored into the fair value estimates were loss rates, recovery period and prepayment rates based on industry standards.

For loans acquired from Grandpoint, PLZZ and HEOP, the contractual amounts due, expected cash flows to be collected, interest component and fair value as of the respective acquisition dates were as follows:

	Acquired Loans
	Grandpoint	PLZZ	HEOP
	(dollars in thousands)
Contractual amounts due	$3,496,905	$1,708,685	$1,717,230
Cash flows not expected to be collected	39,071	20,152	4,442
Expected cash flows	3,457,834	1,688,533	1,712,788
Interest component of expected cash flows	1,105,117	625,632	348,100
Fair value of acquired loans	$2,352,717	$1,062,901	$1,364,688

In accordance with generally accepted accounting principles, there was no carryover of the allowance for loan losses that had been previously recorded by Grandpoint, PLZZ and HEOP.

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

The core deposit intangible on non-maturing deposit represents future benefits arising from savings on source of funding and was determined by evaluating the underlying characteristics of the deposit relationships, including customer attrition, deposit interest rates, service charge income, overhead expense and costs of alternative funding. The value of the after tax savings on cost of fund is the present value over an estimated fifty-year horizon, using the discount rate applicable to the asset.

In determining the fair value of certificates of deposit, a discounted cash flow analysis was used, which involved present valuing the contractual payments over the remaining life of the certificates of deposit at market-based interest rates.

The operating results of the Company for the year ended December 31, 2018 include the operating results of Grandpoint, PLZZ and HEOP since their respective acquisition dates. The following table presents the net interest and other income, net income and earnings per share as if the merger with Grandpoint, PLZZ and HEOP were effective as of January 1, 2017. The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had the mergers been completed at the beginning of each respective year. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

There were no material, nonrecurring adjustments to the unaudited pro forma net interest and other income, net income and earnings per share presented below:

	Year Ended December 31,
	2018	2017
	(dollars in thousands, except per share data)
Net interest and other income	$473,748	$465,400
Net income	133,565	96,758
Basic earnings per share	2.16	1.58
Diluted earnings per share	2.14	1.56

Note 28 - Subsequent Events

Quarterly Cash Dividend
On January 21, 2020, the Corporation’s Board of Directors declared a cash dividend of $0.25 per share, payable on February 14, 2020 to shareholders of record on February 3, 2020.

Pacific Premier Bancorp, Inc. and Opus Bank
On January 31, 2020, the Corporation and the Bank entered into a definitive agreement with Opus Bank, a California-chartered state bank (“Opus”), pursuant to which the Company will acquire Opus in an all-stock transaction valued at approximately $1.0 billion, or $26.82 per share, based on a closing price for the Corporation’s common stock of $29.80 on January 31, 2020. Upon consummation of the acquisition, holders of Opus common stock will have the right receive 0.90 shares of the Corporation’s common stock for each share of Opus stock. We are expected to issue approximately 34.7 million shares of our common stock in the Opus acquisition.

Opus is a California-chartered state bank headquartered in Irvine, California with $8.0 billion in total assets, $5.9 billion in gross loans and $6.5 billion in total deposits as of December 31, 2019. Opus operates 46 banking offices located throughout California, Washington, Oregon and Arizona. The transaction will increase the Company’s total assets to approximately $20 billion on a pro forma basis as of December 31, 2019.

The transaction is expected to close in the second quarter of 2020, subject to satisfaction of customary closing conditions, including regulatory approvals and approval from the Corporation’s and Opus’s shareholders. Opus directors who own shares of Opus common stock and certain executive officers and shareholders have entered into agreements with Pacific Premier, the Bank and Opus pursuant to which they have agreed, among other things, in their capacity as shareholders of Opus to vote their shares of Opus common stock and Opus preferred stock in favor of the merger agreement. For additional details, see “Item 1. Business—Recent Developments”
and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Proposed Acquisition of Opus.”

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring. Based on this assessment, our management believes that, as of December 31, 2019, our internal control over financial reporting was effective.

Crowe LLP, the independent registered public accounting firm that audited the Company’s financial statements included in the Annual Report, issued an audit report on the Company’s internal control over financial reporting as of, and for the year ended December 31, 2019. Crowe LLP’s audit report appears in Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2020 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2019. Such information is incorporated herein by reference.
We maintain a Code of Business Conduct and Ethics applicable to our Board of Directors, principal executive officer, and principal financial officer, as well as all of our other employees. Our Code of Business Conduct and Ethics can be found on our internet website located at www.ppbi.com.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year. Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10‑K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    Documents filed as part of this report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Financial Condition as of December 31, 2019 and 2018.
Consolidated Statements of Income for the Years Ended December 31, 2019, 2018 and 2017.
Consolidated Statement of Other Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017.
Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017.
Notes to Consolidated Financial Statements.

(2)
All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the consolidated financial statements or related notes thereto.

(b)	The following exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated as of December 12, 2016, by and between Pacific Premier Bancorp., Inc. and Heritage Oaks Bancorp. (1)
2.2	Agreement and Plan of Reorganization, dated as of August 8, 2017 by and between Pacific Premier Bancorp, Inc. and Plaza Bancorp. (2)
2.3	Agreement and Plan of Reorganization, dated as of February 9, 2018 by and between Pacific Premier Bancorp, Inc. and Grandpoint Capital, Inc. (3)
2.4	Agreement and Plan of Reorganization, dated as of January 31, 2020 by and between Pacific Premier Bancorp, Inc., Pacific Premier Bank and Opus Bank (14)
3.1	Second Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc., as amended (4)
3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (4)
4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (5)
4.2	Description of Registrant’s Securities
4.3	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the SEC upon request.
10.1	2004 Long-Term Incentive Plan (6)*
10.3	Form of 2004 Long-Term Incentive Plan Incentive Stock Option Agreement (7)*
10.4	Form of 2004 Long-Term Incentive Plan Nonqualified Stock Option Agreement (7)*
10.5	Form of 2004 Long-Term Incentive Plan Restricted Stock Agreement (7)*
10.6	Salary Continuation Agreement between Pacific Premier Bank and Steven R. Gardner. (8)*
10.7	Form of 2012 Long-Term Incentive Plan Incentive Stock Option Award Agreement (9)
10.8	Form of 2012 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (9)
10.9	Form of 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (10)
10.10	Pacific Premier Bancorp, Inc. Amended and Restated 2012 Long-Term Incentive Plan, as amended (10)*
10.11	Form of Restricted Stock Unit Agreement under the Pacific Premier Bancorp, Inc. Amended and Restated 2012 Long-Term Incentive Plan. (11)
10.12	Second Amended and Restated Employment Agreement by and among Steven R. Gardner, Pacific Premier Bancorp, Inc. and Pacific Premier Bank, dated effective as of May 31, 2016. (12)*
10.13	Employment Agreement by and among Ronald J. Nicolas, Jr., Pacific Premier Bancorp, Inc. and Pacific Premier Bank, dated effective as of May 31, 2016. (12)*
10.14	Third Amended and Restated Employment Agreement by and between Edward Wilcox and Pacific Premier Bank, dated effective as of May 31, 2016. (12)*
10.15	Third Amended and Restated Employment Agreement by and between Michael Karr and Pacific Premier Bank, dated effective as of May 31, 2016. (12)*
10.16	Second Amended and Restated Employment Agreement by and between Thomas Rice and Pacific Premier Bank, dated effective as of May 31, 2016. (12)*
10.17	Second Amendment to the Pacific Premier Bancorp, Inc. Amended and Restated 2012 Long-Term Incentive Plan (13)*
10.18	Amended Form of 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (non-NEOs) (13)*
10.19	Amended Form of 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (NEOs) (13)*
10.20	Amended Form of 2012 Long-Term Incentive Plan Restricted Stock Unit Award Agreement. (13)*
10.21	Amended Form of 2012 Long-Term Incentive Plan Incentive Stock Option Award Agreement. (13)*
10.22	Amended Form of 2012 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement. (13)*
21	Subsidiaries of Pacific Premier Bancorp, Inc. (Reference is made to “Item 1. Business” for the required information.)
23.1	Consent of Crowe LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document #
101.SCH	XBRL Taxonomy Extension Schema Document #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #
101.LAB	XBRL Taxonomy Extension Label Linkbase Document #
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #
104	The cover page of Pacific Premier Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (contained in Exhibit 101)

(1)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on December 13, 2016.
(2)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on August 9, 2017.
(3)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on February 12, 2018.
(4)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 15, 2018.
(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Registration No. 333-20497) filed with the SEC on January 27, 1997.
(6)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on April 23, 2004.
(7)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to Form S-8 (Registration No. 333-117857) filed with the SEC on September 3, 2004.
(8)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 19, 2006.
(9)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on June 4, 2012.
(10)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on June 2, 2017.
(11)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on February 1, 2016.
(12)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on June 2, 2016.
(13)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on November 16, 2017.
(14)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on February 6, 2020.

*	Management contract or compensatory plan or arrangement.
#
Attached as Exhibit 101 to this Annual Report on Form 10-K for the period ended December 31, 2019 of Pacific Premier Bancorp., Inc. are the following documents in XBRL (eXtensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2019 and 2018; (ii) Consolidated Statements of Income for the Years Ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017; (iv) Other Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.
By:	/s/ Steven R. Gardner
Steven R. Gardner
Chairman, President and Chief Executive Officer

DATED: February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Gardner	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2020
Steven R. Gardner

/s/ Ronald J. Nicolas, Jr.	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2020
Ronald J. Nicolas, Jr.

/s/ Lori Wright	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2020
Lori Wright

/s/ John J. Carona	Director	February 28, 2020
John J. Carona

/s/ Ayad A. Fargo	Director	February 28, 2020
Ayad A Fargo

/s/ Joseph L. Garrett	Director	February 28, 2020
Joseph L. Garrett

/s/ Jeff C. Jones	Director	February 28, 2020
Jeff C. Jones

/s/ M. Christian Mitchell	Director	February 28, 2020
M. Christian Mitchell

/s/ Michael J. Morris	Director	February 28, 2020
Michael J. Morris

/s/ Barbara S. Polsky	Director	February 28, 2020
Barbara S. Polsky

/s/ Zareh H. Sarrafian	Director	February 28, 2020
Zareh H. Sarrafian

/s/ Jaynie Miller Studenmund	Director	February 28, 2020
Jaynie Miller Studenmund

/s/ Cora M. Tellez	Director	February 28, 2020
Cora M. Tellez