Form 10-K/A
period 2019-12-31
PACIFIC PREMIER BANCORP INC
filed 2020-04-03
CIK 1028918

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

As of March 31, 2020, the Registrant had 59,975,281 shares outstanding.

EXPLANATORY NOTE

All references to “we,” “us,” “our,” or “Pacific Premier” mean Pacific Premier Bancorp, Inc. and our consolidated subsidiaries, including Pacific Premier Bank, our primary operating subsidiary. All references to the “Bank’’ refer to Pacific Premier Bank. All references to the “Company” refer to Pacific Premier Bancorp, Inc.

The Company is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K”), which was originally filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2020 (“Original Filing Date”). This Amendment updates Part III (Items 10-14) of the Form 10-K to contain certain additional information required therein.

In addition to the changes to Part III to provide the omitted information, this Amendment amends Item 15 of Part IV to include related certifications added to the list of Exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. This Amendment makes no other changes to the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify disclosures affected by subsequent events.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Below is information regarding the members of the Company’s Board of Directors (the “Board”):

John J. Carona, 65, was appointed to serve as a member of the Boards of Directors of the Company and the Bank in March 2013, in connection with the Company’s acquisition of First Associations Bank, a Dallas, Texas-based state chartered bank (“FAB”). Mr. Carona served as a director of FAB since its inception in 2007. Mr. Carona is the Chairman and Chief Executive Officer of Associations, Inc. (“Associa”), a Texas corporation that specializes in providing management and related services for homeowners associations (“HOAs”) located across the United States and beyond. Mr. Carona was a six term Senator in the State of Texas from 1990 to 2014, where he represented District 16 in Dallas County. Previously, Mr. Carona was elected to three terms in the Texas House of Representatives. Mr. Carona served as Chairman of the Senate Business and Commerce Committee, Joint Chairman of the Legislative Oversight Board on Windstorm Insurance and as Co-Chairman of the Joint Interim Committee to Study Seacoast Territory Insurance. He also served as a member of the Senate Select Committee on Redistricting and the Senate Criminal Justice, Education and Jurisprudence committees. Previously, he served as Chairman of the Senate Transportation and Homeland Security Committee. Mr. Carona received a B.B.A. degree in insurance and real estate from The University of Texas at Austin in 1978.

Ayad A. Fargo, 59, was appointed to serve as a member of the Boards of Directors of the Company and the Bank in January 2016, in connection with the Company’s acquisition of Security California Bancorp, a California corporation (“SCAF”) and its banking subsidiary Security Bank of California, a Riverside, California based state chartered bank (“SBOC”). Mr. Fargo has served as the President of Biscomerica Corporation, a food manufacturing company based in Rialto, California, since 1984. Prior to joining the Boards of Directors of the Company and the Bank, Mr. Fargo served as a director of SCAF and SBOC since 2005. Mr. Fargo received his B.S. from Walla Walla University.

Steven R. Gardner, 59, has served as President, Chief Executive Officer and a director of the Company since 2000. Mr. Gardner has served as the Chief Executive Officer and a director of the Bank since 2000, and also served as the Bank’s President from 2000 until 2016. Mr. Gardner became Chair of the Board of the Company and the Bank in May 2016. Mr. Gardner has more than 30 years of experience as a commercial banking executive. He has extensive knowledge of all facets of financial institution management. Having completed 11 acquisitions of whole banks, specialty finance lines of business and FDIC failed banks, Mr. Gardner is an expert in all areas of mergers and acquisitions as well as capital market transactions.

Prior to joining the Company, he was an executive officer of Hawthorne Financial Corporation since 1997, responsible for all credit administration and portfolio management. He has served in senior management positions at both commercial banks and thrift institutions.

Mr. Gardner has served in various high-level roles in trade associations and organizations that serve the banking industry. Mr. Gardner served on the Board of Directors of the Federal Reserve Bank of San Francisco from January 2013 through December 2019. Mr. Gardner formerly served on the Board of Directors of the Federal Home Loan Bank of San Francisco, and was the Chairman of the Finance Committee of the Federal Home Loan Bank of San Francisco. Mr. Gardner previously served as the Vice Chairman of the Federal Reserve Bank of San Francisco’s Community Depository Institutions Advisory Council, as a director and a member of the Executive Committee of the Independent Community Bankers of America (“ICBA”), and as a director of ICBA Holding Company and ICBA Securities, a registered broker-dealer. Mr. Gardner holds a B.A. from California State University, Fullerton and attended graduate school at California State University, Long Beach.

Joseph L. Garrett, 71, was appointed to serve as a member of the Boards of Directors of the Company and the Bank in 2012. Mr. Garrett was the President, Chief Executive Officer, a member and chairman of the Board of Directors for both American Liberty Bank and Sequoia National Bank. He also served as a member of the Board of Directors for Hamilton Savings Bank. Since 2003, Mr. Garrett has been a principal at Garrett, McAuley & Co., which provides mortgage banking advisory services to commercial banks, thrifts, and mortgage banking companies. He served on the California State Controller’s Advisory Commission on Public Employee Retirement Systems and currently serves on the National Advisory Council for the Institute of Governmental Studies at the University of California (Berkeley). Mr. Garrett received his A.B. and M.B.A. from the University of Washington (Seattle).

Jeff C. Jones, 65, was appointed to serve as a member of the Boards of Directors of the Company and the Bank in 2006, and served as Chairman of the Board of the Company and the Bank from August 2012 to June 2016 and currently serves as the lead independent director. Mr. Jones is the former Managing Partner and Executive Committee member of, and partner in, the regional accounting firm Frazer, LLP, where he has worked since 1977. Currently Mr. Jones serves as Senior Tax Partner in the Frazer, LLP Tax Department. Mr. Jones is a principal in Mariners Capital LLC, which syndicates commercial industrial real estate projects. Mr. Jones has over 40 years of experience in servicing small and medium sized business clients primarily within the real estate, construction, and agricultural industries. Mr. Jones is a past president of Inland Exchange, Inc., an accommodator corporation, and has served on the Board of Directors of Moore Stephens North America, Inc. Mr. Jones holds a B.S. degree in Business Administration from Lewis and Clark College in Portland, Oregon, and a Masters of Business Taxation from Golden Gate University. Mr. Jones is a CPA in California, is licensed as a life insurance agent and holds a Series 7 securities license.

M. Christian Mitchell, 64, was appointed to serve as a member of the Boards of Directors of the Company and the Bank in July 2018, in connection with the Company’s acquisition of Grandpoint Capital, Inc. and its subsidiary Grandpoint Bank. Mr. Mitchell is a retired Deloitte senior partner, where he served as the national managing partner for the firm’s Mortgage Banking/Finance Companies practice and was a founding member of the board of directors of Deloitte Consulting USA, among other leadership roles. Prior to the acquisition of Grandpoint Capital, Inc., Mr. Mitchell served as Lead Independent Director and chaired the Audit and Risk Committees for Grandpoint Capital, Inc. He currently serves as Lead Independent Director of Western Asset Mortgage Capital Corporation (NYSE: WMC), a public mortgage REIT, where he chairs the Audit Committee and serves on the Compensation, Nominating and Corporate Governance and Risk Committees. He chairs the Audit Committee and serves on the Nominating and Corporate Governance and Executive Committees at Parsons Corporation (NYSE: PSN), a digitally enabled solutions provider focused on the defense, intelligence and critical infrastructure markets. In addition, Mr. Mitchell serves as a director of several private companies, including Marshall & Stevens, Inc., a Los Angeles-based national financial valuation and advisory firm, where he serves as Vice Chairman; and Stearns Holdings, LLC, a national independent mortgage company. Mr. Mitchell is Chairman Emeritus of the National Association of Corporate Directors, Pacific Southwest Chapter, and served on the national board of directors of the National Association of Corporate Directors from 2017 to 2019. He is also a director of Huntington Hospital, a non-profit where he serves as Chair of the Audit and Compliance Committee, Vice Chair of the Finance and Investment Committee and a member of the Executive Committee. Mr. Mitchell taught as an adjunct Accounting Professor at the University of Redlands from 2006 through May 2010 and a guest lecturer from 2010 to 2017. In 2011 and 2012, Directorship magazine named Mr. Mitchell to the “100 Most Influential People in Corporate Governance” list. Mr. Mitchell earned his B.S. degree in accounting from the University of Alabama, graduating summa cum laude.

Michael J. Morris, 74, was appointed to serve as a member of the Boards of Directors of the Company and the Bank in April 2017, in connection with the Company’s acquisition of Heritage Oaks Bancorp, Inc. (“HEOP”) and its subsidiary Heritage Oaks Bank. Mr. Morris is an attorney and serves as Chairman of the Board of the law firm of Andre, Morris & Buttery. He has been a member of the Board of Directors of NioCorp, a publicly held company traded on the Toronto Stock Exchange, since 2014. He has served as a member and chairman of various non-profit boards of directors. He has practiced law in California for over 40 years, during which he has represented a broad array of corporate and individual clients. Prior to joining the Boards of Directors of the Company and the Bank, Mr. Morris was a director of HEOP and of Heritage Oaks Bank beginning in January 2001, and served as the Chairman of HEOP and Heritage Oaks Bank beginning in May 2007. Mr. Morris received his B.A. from Georgetown University and his J.D. from the University of San Francisco School of Law.

Barbara S. Polsky, 65, was appointed to serve as a member of the Boards of Directors of the Company and the Bank effective May 22, 2019. Ms. Polsky is a partner at the law firm of Manatt, Phelps & Phillips, LLP (“MPP”) in Los Angeles. Ms. Polsky has extensive experience representing numerous domestic and foreign banks, financial holding companies, savings associations, mortgage, other specialty finance and financial technology companies in a wide range of lending and securities transactions, mergers and acquisitions, governance and regulatory and compliance matters. Previously, Ms. Polsky served as Executive Vice President and General Counsel of City National Corporation and City National Bank and Executive Vice President and General Counsel of Aames Financial Corporation and Aames Home Loan. Ms. Polsky frequently lectures at investment banking and commercial banking seminars on mergers and acquisitions, bank capital augmentation and compliance matters. She also serves as a director of ConnexPay LLC. She graduated magna cum laude from the University of Michigan Law School, and earned her B.A. degree from the University of Michigan.

Zareh H. Sarrafian, 56, was appointed to serve as a member of the Boards of Directors of the Company and the Bank in January 2016, in connection with the Company’s acquisition of SCAF and its subsidiary SBOC. Mr. Sarrafian has served as the Chief Executive Officer of Riverside County Regional Medical Center in Riverside, California since 2014. Prior to that, Mr. Sarrafian served as Chief Administrative Officer at Loma Linda Medical Center in Loma Linda, California since 1998. Prior to joining the Boards of Directors of the Company and the Bank, Mr. Sarrafian served as a director of SCAF and SBOC since 2005. Mr. Sarrafian currently serves on the Board of Directors of Switch, Inc. since its formation, where he serves on the Audit and Governance Committees. Mr. Sarrafian has served as a member of the board of trustees for Loma Linda University Health since December 2019. Mr. Sarrafian received his B.S. from California State Polytechnic University, Pomona, and his M.B.A. from California State University, San Bernardino.

Jaynie M. Studenmund, 64, was appointed to serve as a member of the Boards of Directors of the Company and the Bank effective May 22, 2019. Ms. Studenmund is a seasoned independent director who brings significant executive experience across a number of industries, including financial services, digital, health care and consumer businesses. Ms. Studenmund served as a banking executive for 20 years, primarily at First Interstate Bank of California where she was Executive Vice President for Retail Banking and Chief Marketing Officer. During the consolidation era in banking, she also held similar roles at Great Western Bank and Home Savings of America (now part of JP Morgan Chase). Following her financial services career, Ms. Studenmund joined the Internet sector, where she was the President and Chief Operating Officer for PayMyBills.com and the Chief Operating Officer of Overture Services, a public Company that transformed online advertising by pioneering paid search and grew to over a billion dollars in profitable revenue. Ms. Studenmund began her career as a management consultant with Booz, Allen & Hamilton. Ms. Studenmund is currently on the Boards of CoreLogic, ExlService Holdings, Inc. and select funds for Western Asset Management. She serves as a life trustee and board chair for Huntington Hospital, a member of the Board of Flintridge Preparatory School and is a co-founder and executive committee member for the Enduring Heroes Foundation. She received her M.B.A. from Harvard Business School and is a Phi Beta Kappa graduate of Wellesley College. Ms. Studenmund is a NACD Board Leadership Fellow.

Cora M. Tellez, 70, was appointed to serve as a member of the Boards of Directors of the Company and the Bank in October 2015. Ms. Tellez has served as the Chief Executive Officer and President of both Sterling Health Services Administration, Inc. and Sterling Self Insurance Administration since founding the companies in 2003 and 2010, respectively. Ms. Tellez previously served as the President of the health plans division of Health Net, Inc., an insurance provider that operated in seven states. She also has served as President of Prudential’s western healthcare operations, CEO of Blue Shield of California, Bay Region, and Regional Manager for Kaiser Permanente of Hawaii. Ms. Tellez serves on the board of directors of HMS Holdings, Inc., (“HMS”), and previously was a director of CorMedix. For HMS, Ms. Tellez chairs the Nominating and Governance Committee and serves on the Audit and Compensation Committees. She also serves on several nonprofit organizations such as the Institute for Medical Quality and UC San Diego’s Center for Integrative Medicine. Ms. Tellez received her B.A. from Mills College and her M.S. in public administration from California State University, Hayward.

Executive Officers Who Are Not Serving As Directors

Below is information regarding each of our executive officers who are not directors of the Company or Bank, including their title, age, date they became an officer of the Company or the Bank, as the case may be, and a brief biography describing each executive officer’s business experience.

Edward E. Wilcox, 53, President and Chief Operating Officer of the Bank, has served the Bank in key leadership positions for over 15 years. He has served as the Bank’s President since May 2016 and has held the title of Chief Operating Officer since August 2018, and prior to that, from March 2014 through April 2015. Mr. Wilcox initially was hired as the Bank’s Chief Credit Officer in August 2003, and was promoted to serve as the Bank’s Chief Banking Officer in the fourth quarter of 2005. Prior to joining the Bank, Mr. Wilcox served as Loan Production Manager at Hawthorne Savings Bank for two years and as the Secondary Marketing Manager at First Fidelity Investment & Loan for five years. Mr. Wilcox has an additional nine years of experience in real estate banking, including positions as Asset Manager, REO Manager and Real Estate Analyst at various financial institutions. Mr. Wilcox obtained his B.A. degree from New Mexico State University.

Ronald J. Nicolas, Jr., 61, Senior Executive Vice President and Chief Financial Officer (“CFO”) of the Company and the Bank, was hired in May 2016. Mr. Nicolas serves as Chairman of the Bank’s Asset Liability Committee. Prior to joining the Company and Bank, Mr. Nicolas served as Executive Vice President and Chief Financial Officer at each of: Banc of California (2012-2016); Carrington Holding Company, LLC (2009-2012); Residential Credit Holdings, LLC (2008-2009); Fremont Investment & Loan (2005-2008); and Aames Investment/Financial Corp. (2001-2005). Earlier in his career, Mr. Nicolas served in various capacities with KeyCorp, a $60-billion financial institution, including Executive Vice President Group Finance of KeyCorp (1998-2001), Executive Vice President, Treasurer and Chief Financial Officer of KeyBank USA (1994-1998), and Vice President of Corporate Treasury (1993-1994). Before joining KeyCorp, he spent eight years at HSBC-Marine Midland Banks in a variety of financial and accounting roles. Mr. Nicolas obtained his B.S. degree and his M.B.A. from Canisius College.

Michael S. Karr, 51, Senior Executive Vice President and Chief Risk Officer of the Bank, was hired in April 2006. Mr. Karr was appointed Chief Risk Officer of the Bank in March 2018, and in that capacity oversees the Bank’s enterprise risk management function. He is the Chairman of the Bank’s Enterprise Risk Management Committee. Mr. Karr previously served as the Chief Credit Officer of the Bank and was responsible for overseeing the Bank’s credit functions, including all lending and portfolio operations. Prior to joining the Bank, Mr. Karr worked for Fremont Investment & Loan for 11 years as Vice President in charge of their Commercial Real Estate Asset Management department. Mr. Karr obtained his B.A. degree, cum laude, from Claremont McKenna College and his M.B.A. from the University of California, Irvine.

Thomas E. Rice, 48, Senior Executive Vice President and Chief Innovation Officer of the Bank, was hired in November 2008. Mr. Rice previously held the title of Executive Vice President and Chief Operating Officer of the Bank from April 2015 until November 2018. Mr. Rice has overseen the Bank’s technology systems since 2008 and has led the systems conversions and integrations of the Company’s last 10 acquisitions. Prior to joining the Bank, Mr. Rice was a founding partner at Compushare, where he oversaw the company’s expansion and several system conversions of his banking clients. Mr. Rice obtained his B.S. degree from DeVry University.

Steven R. Arnold, 49, Senior Executive Vice President and General Counsel of the Bank, was hired in February 2016. Mr. Arnold, who has more than 20 years of experience in the banking industry and oversees our corporate governance, legal support, and regulatory compliance activities. Mr. Arnold also has served as the Corporate Secretary of the Company since May 2017. Prior to joining the Bank, Mr. Arnold was a Partner in the financial services group at MPP where he advised banks of all sizes on a variety of operational matters, including lending, deposits, treasury management services, electronic banking, regulatory compliance and core vendor agreements. Prior to that, Mr. Arnold served as Managing Counsel at Toyota Financial Services. Mr. Arnold obtained his B.A. degree from Brigham Young University and his J.D. from the George Mason University School of Law.

Donn B. Jakosky, 66, Senior Executive Vice President and Chief Credit Officer of the Bank, was hired in December 2017. Mr. Jakosky was appointed Executive Vice President and Chief Credit Officer of the Bank in March 2018 and was promoted to Senior Executive Vice President in December 2018. Prior to his appointment as Chief Credit Officer, he served as Deputy Chief Credit Officer of the Bank, during which time he assisted in the oversight of all of the Bank’s credit and lending functions. Mr. Jakosky’s leadership experience at publicly and privately held banks, spanning over 35 years, is heavily concentrated on credit and lending management. Prior to joining the Bank, Mr. Jakosky served as the Executive Vice President/Chief Credit Officer at Blue Gate Bank from January 2016 to December 2017. Mr. Jakosky served as Executive Vice President and Chief Credit Officer of Community Bank, where he was responsible for all credit and lending activities from 2009 to 2015. At Community Bank, he supervised all credit administrators and underwriters in addition to other departments, and participated on Community Bank’s key committees. From 2006 to 2009, Mr. Jakosky was Executive Vice President and Chief Credit Officer at 1st Century Bank. Before that, he served at Mellon 1st Business Bank as Senior Vice President/Senior Credit Administrator and Asset Based Lending Manager from 2004 to 2006, and previously served at Bank of America and Sanwa Bank in senior credit officer roles. Mr. Jakosky obtained his B.A. degree from the University of California, Los Angeles, where he subsequently also earned an M.B.A degree.

Christopher J. Porcelli, 39, Executive Vice President and Head of Real Estate and SBA of the Bank, was hired in 2004 and has served as the Executive Vice President and Head of Real Estate and SBA since January 2018. Mr. Porcelli maintains responsibility for the Business Development, Credit and Operations functions for the Bank’s Commercial Real Estate, Construction and SBA divisions. Mr. Porcelli has held numerous senior management positions over his 15-year tenure. Commencing in January 2015, Mr. Porcelli served as Senior Vice President and Senior Credit Operations Manager. In June 2015, Mr. Porcelli was promoted to Executive Vice President and Deputy Chief Credit Officer, where he served until commencing as Executive Vice President and Division Lending Manager in July 2016. Prior to joining the Bank, Mr. Porcelli spent three years at PriVest Bank. Mr. Porcelli obtained his B.A. degree from Loyola Marymount University and his M.B.A. degree from Chapman University.

Teresa M. Dawson, 50, Senior Vice President and Chief Strategic Project Officer of the Bank was hired in 2011. Ms. Dawson is responsible for the execution of strategic projects and facilities administration. Previously, Ms. Dawson served as Senior Executive Vice President and Chief Retail Administration Officer of the Bank, and was responsible for the operations of the Retail Bank, Bank Acquisition Project Management and Client Services functions. Ms. Dawson has more than 30 years of experience in the banking industry, with deep experience in the area of mergers and acquisitions. She has led system conversions and integrations for the Company’s six most recent acquisitions. Ms. Dawson was hired in March 2011 as the Bank’s Project Conversion Manager. In March 2013, she was appointed Senior Vice President and Director of Branch Operations and assumed the responsibility of the Bank’s branch network, bank operations, facilities, bank security and acquisitions. In February 2017, Ms. Dawson was appointed as the Senior Vice President and Director of Banking Operations, focusing on central operations. Prior to joining the Bank, Ms. Dawson held operational and technological positions with various financial institutions beginning in 1988.

James A. Robinson, Jr., 49, Senior Executive Vice President and Head of Commercial Banking of the Bank, was hired in 2016. Mr. Robinson has served as Senior Executive Vice President and Head of Commercial Banking since January 2018, and in that capacity, he leads the Market Presidents within the Bank’s commercial banking platform. Mr. Robinson joined the Bank as Director of Commercial Banking and subsequently was promoted to Market President for the Inland Empire and Coachella regions. Mr. Robinson has over 27 years of commercial banking experience. Before joining the Bank, he served as Executive Vice President, Commercial Banking Manager at SBOC from June 2005 to January 2016. Mr. Robinson holds a B.A. degree from the University of California, Riverside, and is a graduate of the Pacific Coast Banking School at the University of Washington.

Ernest W. Hwang, 56, Senior Executive Vice President and Chief Banking Officer of the Bank, was hired in January 2016, in connection with the acquisition of SCAF and SBOC. Mr. Hwang has served as Senior Executive Vice President and Chief Banking Officer since January 2018, and in that capacity he offers leadership throughout the organization in areas such as commercial lending, loan and deposit pricing, product development and marketing. Previously, Mr. Hwang served as the Bank’s Senior Executive Vice President and President of Commercial Banking. Mr. Hwang has over 30 years of commercial banking experience. Before joining the Bank, Mr. Hwang served as a Director and the President of SCAF and a founding Director, Vice Chairman and Chief Lending Officer of SBOC. Earlier in his career, Mr. Hwang served as a Senior Vice President at City National Bank and previously held commercial lending positions with Security Pacific National Bank and Bank of California (Mitsubishi Bank). Mr. Hwang received his B.S. from Loma Linda University and is a graduate of Pacific Coast Banking School at the University of Washington.

Lori R. Wright, 40, Executive Vice President and Chief Accounting Officer of the Bank, was promoted to Executive Vice President and Chief Accounting Officer effective as of September 1, 2018. Ms. Wright previously served as Senior Vice President and Controller of the Bank since 2016. In her capacity as Executive Vice President and Chief Accounting Officer, Ms. Wright is responsible for the corporate accounting, accounts payable, accounting and tax policy, and financial reporting functions, and serves as the Company’s principal accounting officer. From 2014 to 2016, Ms. Wright was the Controller for California Republic Bank, which had approximately $1.8 billion in total assets when it was acquired in 2016, and from 2012 to 2014, Ms. Wright served as Controller of San Diego County Credit Union, which had approximately $6.7 billion in total assets at the end of 2014. In each role, Ms. Wright was responsible for the corporate accounting, accounts payable, accounting and tax policy, and financial reporting functions. Ms. Wright received dual B.S. degrees from Central Washington University, and an M.B.A. from Washington State University.

Corporate Governance

We value strong corporate governance principles and adhere to the highest ethical standards. These principles and standards, along with our core values of fairness and caring, assist us in achieving our corporate mission. To foster strong corporate governance and business ethics, our Board of Directors continues to take many steps to strengthen and enhance our corporate governance practices and principles. To that end, we have adopted certain corporate governance guidelines, which are embodied in the Corporate Governance Policy that our Board has approved to achieve the following goals:

•	to promote the effective functioning of the Company’s Board of Directors;

•	to ensure that the Company conducts all of its business in accordance with the highest ethical and legal standards; and

•	to enhance long-term stockholder value.

The full text of our Corporate Governance Policy is available from our website at www.ppbi.com under the Investors section. Our stockholders may also obtain a written copy of the guidelines at no cost by writing to us at 17901 Von Karman Avenue, Suite 1200, Irvine, California 92614, Attention: Investor Relations Department, or by calling (949) 864-8000.

The Governance Committee of our Board of Directors administers our Corporate Governance Policy, reviews performance under the guidelines and the content of the guidelines annually and, when appropriate, recommends that our Board approve updates and revisions to our Corporate Governance Policy.

Director Qualifications, Diversity and Nomination Process

Our Governance Committee is responsible for reviewing with the Board of Directors annually the appropriate skills and characteristics required of the Board members, and for selecting, evaluating and recommending nominees for election by our stockholders. The Governance Committee has authority to retain a third-party search firm to identify or evaluate, or assist in identifying and evaluating, potential nominees if it so desires, although it has not done so to date.

In evaluating both the current directors and the nominees for director, the Governance Committee considers such other relevant factors, as it deems appropriate, including the current composition of the Board, the need for Audit Committee and Enterprise Risk (“ER”) Committee expertise, and the director qualification guidelines set forth in the Company’s Corporate Governance Policy. Under the Company’s Corporate Governance Policy, the factors considered by the Governance Committee and the Board in its review of potential nominees and directors include: integrity and independence; substantial accomplishments, and prior or current association with institutions noted for their excellence; demonstrated leadership ability, with broad experience, diverse perspectives, and the ability to exercise sound business judgment; the background and experience of candidates, particularly in areas important to the operation of the Company such as commercial banking, finance, bank regulation, enterprise risk management, technology and cybersecurity, public company governance and oversight, government relations, law and human resources; the ability to make a significant and immediate contribution to the Board’s discussions and decision-making; special skills, expertise or background that add to and complement the range of skills experiences and backgrounds; career success that demonstrates the ability to make the kind of important and sensitive judgments that the Board is called upon to make; and the availability and energy necessary to perform his or her duties as a director. In addition, the Governance Committee and the Board believe that it is extremely important that the Board is adequately diverse and inclusive in various respects, and are particularly mindful of this need for diversity as candidates are considered to fill current Board vacancies. Application of these factors involves the exercise of judgment by the Board and cannot be measured in any mathematical or routine way

In connection with the evaluation of nominees, the Governance Committee determines whether to interview the prospective nominee, and if warranted, one or more members of the Governance Committee, in concert with the Company’s CEO, interviews prospective nominees. Prior to recommending nominees to the Board for approval at an annual meeting, the Governance Committee considers each potential nominee’s tenure on the Board, expertise and professional qualifications, as well as other factors the Governance Committee may deem relevant in a given year in light of the Company’s operations and strategic direction and commitment to developing and maintaining a diverse, inclusive Board of Directors. After completing its evaluation, the Governance Committee makes a recommendation to the full Board as to the persons who should be nominated by the Board, and the Board determines the nominees after considering the recommendation and report of the Governance Committee.

For each of the nominees to the Board and the current directors, the biographies shown above highlight the experiences and qualifications that were among the most important to the Governance Committee in concluding that the nominee or the director should serve or continue to serve as a director of the Company. The table below supplements the biographical information provided above. The vertical axis displays the primary attributes and qualifications reviewed by the Governance Committee in evaluating this year’s Board candidates, and the marks within the boxes indicate those particular attributes and qualifications that the Board determined each particular candidate possesses.

Experience, Qualifications, Skill or Attribute	Carona	Fargo	Gardner	Garrett	Jones	Mitchell	Morris	Polsky	Sarrafian	Studenmund	Tellez
Professional standing in chosen field	X	X	X	X	X	X	X	X	X	X	X
Expertise in banking, financial services or related industry	X		X	X	X	X	X	X	X	X	X
Audit Committee Financial Expert qualifications			X		X	X	X		X	X	X
Enterprise Risk Management			X		X	X	X		X	X	X
Civic and community involvement	X	X	X	X	X	X	X	X	X	X	X
Public company oversight		X	X			X	X	X	X	X	X
Leadership and team building skills	X	X	X	X	X	X	X	X	X	X	X
Specific skills/knowledge:
Finance	X	X	X	X	X	X	X	X	X	X	X
Marketing	X	X	X								X
Government and public affairs	X			X		X		X
Governance	X	X	X	X	X	X	X	X	X		X
Human resources	X		X						X		X

Our stockholders may propose director candidates for consideration by the Governance Committee by submitting the individual’s name and qualifications to our Corporate Secretary at 17901 Von Karman Avenue, Suite 1200, Irvine, CA 92614 in accordance with, and with such other information as may be required by, our Amended and Restated Bylaws (our “Bylaws”). Our Governance Committee will consider all director candidates properly submitted by our stockholders in accordance with our Bylaws and Corporate Governance Guidelines.

Responsibilities of the Board of Directors

In addition to each director’s basic duties of care and loyalty, the Board of Directors has separate and specific obligations enumerated in our Corporate Governance Policy. Among other things, these obligations require directors to effectively monitor management’s capabilities, compensation, leadership and performance, without undermining management’s ability to successfully operate the business. Our Board and its committees have the authority to retain and establish the fees of outside legal, accounting or other advisors, as necessary to carry out their responsibilities.

The directors are expected to avoid any action, position or interest that conflicts with an interest of the Company, or gives the appearance of a conflict. As a result, our directors must disclose all business relationships with the Company and with any other person doing business with us to the entire Board and to recuse themselves from discussions and decisions affecting those relationships. We periodically solicit information from directors in order to monitor potential conflicts of interest and to confirm director independence. In addition, each director is subject to the Company’s Related Party Transactions Policy, pursuant to which transactions between the Company or the Bank, on one hand, and any of our directors or certain of their affiliates, on the other hand, need to be approved or ratified by disinterested members of the Governance Committee, if not otherwise pre-approved under the terms of the policy. For more information, see “Transactions with Certain Related Persons” under “Related Transactions and Other Matters.”

Board of Directors Leadership Structure

Our Bylaws provide for a Board of Directors that will serve for one-year terms. Our Bylaws provide our Board with discretion to fix the number of directors by resolution. Currently, the Board size is fixed at eleven (11) members, with eleven (11) members currently serving. Vacancies on the Board may be filled by a majority of the remaining directors. A director elected to fill a vacancy, or a new directorship created by an increase in the size of the Board, serves for a term expiring at the next annual meeting of stockholders.

The Board is committed to having a non-executive Chairman or a lead independent director. Our Corporate Governance Policy provides that either of these structures is appropriate to ensure independent Board leadership and that the Company is managed for the long-term benefit of its stockholders. Each year, the Board evaluates its leadership structure to ensure that it remains appropriate. Currently, the offices of Chairman of the Board of Directors and CEO are jointly held and the Board has designated a lead independent director to ensure independent director oversight of the Company.

Mr. Jones currently serves as the Board’s lead independent director. The lead independent director

•	ensures independent oversight of the Company;

•	ensures active participation of the independent directors in setting agendas and establishing priorities for the Board;

•	presides at all meetings of the Board at which the Chairman is not present, including executive sessions of the independent directors; and

•	serves as a liaison between the Chairman and the independent directors.

Board of Directors Risk Oversight

The understanding, identification and management of risk are essential elements for the successful management of our Company. The entire Board of Directors is responsible for oversight of the Company’s risk management processes. The Board delegates many of these functions to the Audit and Enterprise Risk Committees. Under its charter, the Audit Committee is responsible for monitoring business risk practices and legal and ethical programs. In this way, the Audit Committee helps the Board fulfill its risk oversight responsibilities relating to the Company’s financial statements, financial reporting process and regulatory requirements. The Audit Committee also oversees our corporate compliance programs, as well as the internal audit function.

Under its charter, the Enterprise Risk Committee reviews management’s assessment of the Company’s core risks and alignment of its enterprise-wide risk profile with the Company’s strategic plan, goals, and objectives. The Enterprise Risk Committee also regularly reviews the Company’s exposure to risk in specific key areas, including without limitation, credit risk, market risk and cyber risk. The Enterprise Risk Committee regularly receives and reviews reports on risk management from senior officers of the Company.

In addition to the Audit and Enterprise Risk Committees’ work in overseeing risk management, our full Board regularly engages in discussions of the most significant risks that the Company is facing and how these risks are being managed. Further, our Board and its standing committees periodically request supplemental information or reports as they deem appropriate.

Communication with Directors

Individuals may submit communications to any individual director, including our presiding Chairman, our Board as a group, or a specified Board committee or group of directors, including our non-management directors, by sending the communications in writing to the following address: Pacific Premier Bancorp, Inc., 17901 Von Karman Avenue, Suite 1200, Irvine, California 92614. All correspondence should indicate to whom it is addressed. The Company’s Corporate Secretary will sort the Board correspondence to classify it based on the following categories into which it falls: stockholder correspondence, commercial correspondence, regulatory correspondence or customer correspondence. All stockholder correspondence will then be forwarded to the Board members to whom it is directed.

Board Meetings and Executive Sessions

Our Board of Directors met nine times during 2019 and anticipates holding seven regularly-scheduled Board meetings in 2020, and any special meetings that may be necessary or appropriate, including one special meeting that has already occurred in January 2020. Each director attended at least 75% of the Board and applicable Board committee meetings during 2019. All of our directors are encouraged to attend each meeting in person. Our management provides all directors with an agenda and appropriate written materials sufficiently in advance of the meetings to permit meaningful review. Any director may submit topics or request changes to the preliminary agenda as he or she deems appropriate in order to ensure that the interests and needs of non-management directors are appropriately addressed. To ensure active and effective participation, all of our directors are expected to arrive at each Board and committee meeting having reviewed and analyzed the materials for the meeting.

It is the Company’s policy that the independent directors of the Company meet in executive sessions without management at least twice on an annual basis in conjunction with regularly scheduled board meetings. Executive sessions at which the independent directors meet with the CEO also may be scheduled. During 2019, the independent directors met seven times in executive sessions without the presence of management.

Director Attendance at Company Annual Meetings

All of our directors are encouraged to attend every Company annual meeting of stockholders. All of our then serving directors attended our 2019 Annual Meeting of Stockholders.

Director Contact with Management

All of our directors are invited to contact our CEO and or any of our executive or senior level managers at any time to discuss any aspect of our business. In addition, there generally are frequent opportunities for directors to meet with other members of our management team.

Corporate Code of Business Conduct and Ethics

We have implemented a Code of Business Conduct and Ethics applicable to our directors, CEO, CFO, other senior management, and to all of our officers and employees. Our Code of Business Conduct and Ethics provides fundamental ethical principles to which these individuals are expected to adhere. Our Code of Business Conduct and Ethics operates as a tool to help our directors, officers, and employees understand and adhere to the high ethical standards required for employment by, or association with, the Company and the Bank. Our Code of Business Conduct and Ethics is available from our website at www.ppbi.com under the Investors section. Our stockholders may also obtain written copies at no cost by writing to us at 17901 Von Karman Avenue, Suite 1200, Irvine, California 92614, Attention: Investor Relations Department, or by calling (949) 864-8000. Any future changes or amendments to our Code of Business Conduct and Ethics and any waiver that applies to one of our senior financial officers or a member of our Board of Directors will be posted to our website.

The table below sets forth the membership of our Audit Committee, Compensation Committee, Governance Committee, and Enterprise Risk Management Committee as of December 31, 2019, as well as the number of meetings each committee held during the year ended December 31, 2019.

Board Committee
Director	Audit	Compensation	Governance	Enterprise Risk
John J. Carona
Ayad A. Fargo		X	X
Steven R. Gardner
Joseph L. Garrett		X*	X
Jeff C. Jones	X*	X	X
M. Christian Mitchell	X+			X
Michael J. Morris	X			X*
Barbara S. Polsky		X+	X
Zareh H. Sarrafian	X		X*
Jaynie M. Studenmund		X		X+
Cora M. Tellez		X		X
	8 meetings in 2019	6 meetings in 2019	6 meetings in 2019	5 meetings in 2019

* Committee Chairperson as of December 31, 2019

+ Committee Chairperson effective in April 2020

A description of the general functions of each of the Company’s Board committees and the composition of each committee is set forth below.

Audit Committee.   The Audit Committee is responsible for selecting and communicating with the Company’s independent auditors, reporting to the Board on the general financial condition of the Company and the results of the annual audit, and ensuring that the Company’s activities are being conducted in accordance with applicable laws and regulations. The internal auditor of the Bank participates in the Audit Committee meetings. A copy of the Audit Committee charter can be found from the Company’s website at www.ppbi.com under the Investors section.

No member of the Audit Committee receives any consulting, advisory or other compensation or fee from the Company other than fees for service as a member of the Board of Directors, committee member or officer of the Board. Each of the Audit Committee members is considered “independent” under the NASDAQ listing standards and rules of the SEC. The Board of Directors has determined that each of Messrs. Jones, Mitchell, Morris and Sarrafian satisfies the requirements established by the SEC for qualification as an “audit committee financial expert,” and is independent under the NASDAQ listing standards and rules of the SEC.

Compensation Committee.   The Compensation Committee reviews the amount and composition of director compensation from time to time and makes recommendations to the Board when it concludes changes are needed. In recommending director compensation, the Compensation Committee considers the potential negative effect on director independence if director compensation and perquisites exceed customary levels. The Compensation Committee also (i) has oversight responsibility for the Bank’s compensation policies, benefits and practices, (ii) approves all stock option, restricted stock and restricted stock unit grants, (iii) determines the annual salary, the annual bonus, stock options, and restricted stock grants of our CEO, CFO and other named executive officers, and (iv) approves the compensation structure for other members of our senior management team. Each of the Compensation Committee members is considered “independent” under the NASDAQ listing standards and rules of the SEC. A copy of the Compensation Committee charter can be found from the Company’s website at www.ppbi.com under the Investors section.

The Compensation Committee has the authority, in its sole discretion, to retain and terminate compensation advisors, including approval of the terms and fees of any such arrangement. Since the second half of 2017, the Compensation Committee has engaged Willis Towers Watson (“WTW”) to assist the Compensation Committee with its responsibilities related to our executive and Board compensation programs. WTW does not provide other services to the Company. Additionally, based on standards promulgated by the SEC and the NASDAQ to assess compensation advisor independence and the analysis conducted by WTW in its independence review, the Compensation Committee concluded that WTW is independent and a conflict-free advisor to the Company.

Governance Committee.   The Governance Committee has oversight responsibility for nominating candidates as directors and to determine satisfaction of independence requirements, for overseeing our Board governance structure and policies, and for CEO succession planning. The Governance Committee has adopted a written charter. A copy of the charter and the Company’s Corporate Governance Guidelines can both be found from the Company’s website at www.ppbi.com under the Investors section.

The primary responsibilities of our Governance Committee include:

•	assisting the Board in identifying and screening qualified candidates to serve as directors, including considering stockholder nominees;

•	recommending to the Board candidates for election or reelection to the Board or to fill vacancies on the Board;

•	aiding in attracting qualified candidates to serve on the Board;

•	making recommendations to the Board concerning corporate governance principles;

•	periodically assessing the effectiveness of the Board in meeting its responsibilities representing the long-term interests of the stockholders;

•	following the end of each fiscal year, providing the Board with an assessment of the Board’s performance and the performance of the Board committees; and

•	overseeing management planning and succession.

Enterprise Risk Committee.   The Enterprise Risk Committee (the “ER Committee”) oversees the design and implementation of the Company’s enterprise risk program. The primary purposes of the ER Committee are to monitor and review the Company’s enterprise risk management framework and risk appetite, monitor and review the adequacy of enterprise risk management functions, and report conclusions and recommendations to the Board. The ER Committee has adopted a written charter, a copy of which can both be found from the Company’s website at www.ppbi.com under the Investors section.

The primary responsibilities of our ER Committee include but are not limited to:

•	reviewing our enterprise risk management framework at least annually and reviewing the effectiveness of the enterprise risk management activities across various functions, including loan review, compliance, information security, vendor and model risk management and business continuity programs;

•	reviewing the Company’s risk profile for alignment with the Company’s strategic objectives and risk appetite, including compliance with risk limits and thresholds set forth in our Risk Appetite Statement;

•	reviewing all significant policies and contingency plans, including any legally-required stress testing processes as frequently as economic conditions or the condition of the Company may warrant, but no less than annually; and

•	reviewing cyber security threat reports regarding the assessment of current security updates, cyber statistics, core elements and controls, and key IT trends affecting information security.

Environmental, Social, and Governance Program

Our Board of Directors is committed to overseeing the Company’s corporate social responsibility efforts, which we refer to as our environmental, social and governance (“ESG”) initiatives. The Company considers ESG-related matters throughout the organization with a focus on transparency and continuous improvement. The Company’s ESG initiatives currently are focused on reducing the Company’s environmental impact through shredding and recycling, supporting organizations in the communities the Company serves that help address the United Nations Sustainable Development Goals, and promoting corporate governance best practices. In an effort to further enhance our ESG efforts, during 2019 we commenced a formal ESG assessment to holistically catalogue our ESG activities, and to identify the issues that represent the most significant opportunities to enhance our ESG initiatives and to mitigate ESG-related risks. This ESG assessment will extend into 2020 and will include initiatives to strengthen our ESG policies and tracking systems to ensure effective reporting on an ongoing basis.

Compensation Committee Interlocks and Insider Participation

For 2019, the Compensation Committee was comprised of Messrs. Fargo, Garrett, and Jones, Ms. Polsky, Ms. Studenmund and Ms. Tellez, each of whom was an independent director. None of these individuals is or has been an officer or employee of the Company during the last fiscal year or as of the date of this Amendment, or is serving or has served as a member of the compensation committee of another entity that has an executive officer serving on the Compensation Committee. No executive officer of the Company served as a director of another entity that had an executive officer serving on the Compensation Committee. Finally, no executive officer of the Company served as a member of the compensation committee of another entity that had an executive officer serving as a director of the Company.

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Exchange Act and the related rules and regulations, our directors and executive officers and any beneficial owners of more than 10% of any registered class of our equity securities, are required to file reports of their ownership, and any changes in that ownership, with the SEC. To our knowledge and based solely on our review of copies of these reports and on written representations from such reporting persons, we believe that during 2019, all such persons filed all ownership reports and reported all transactions on a timely basis, except that Form 4s were not timely filed for the following persons: Messrs. Nicolas and Hwang (1 report each).

Committee Independence and Additional Information

The Company’s Audit, Governance and Compensation Committees are currently composed entirely of “independent” directors, as defined by our Corporate Governance Policy and applicable NASDAQ and SEC rules and regulations. Our Compensation, Audit and Governance Committees each have a written charter, which may be obtained from our website at www.ppbi.com under the Investors section. Company stockholders may also obtain written copies of the charters at no cost by writing to us at 17901 Von Karman Avenue, Suite 1200, Irvine, California 92614, Attention: Investor Relations Department, or by calling (949) 864-8000.

The Chair of each committee is responsible for establishing committee agendas. The agenda, meeting materials and the prior meeting minutes of each committee meeting are furnished in advance of each committee meeting to all of our directors, and each committee chair reports on his or her committee’s activities to the full Board at least quarterly.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Non-Employee Directors

The Board of Directors, acting upon a recommendation from the Compensation Committee, annually determines the non-employee directors’ compensation for serving on the Board of Directors and its committees. The Company does not pay director compensation to directors who are also employees. In establishing non-employee director compensation, the Board of Directors and the Compensation Committee are guided by the goals that compensation should:

•	consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of our size and scope;

•	align the directors’ interests with the long-term interests of the Company’s stockholders; and

•	assist with attracting and retaining qualified directors.

The Compensation Committee and the Board of Directors recently completed this process and determined that, for the 2020 fiscal year, the annual retainer as well as the value of the director equity compensation will increase from the 2019 compensation, but the additional annual cash retainer amounts for committee service will remain the same. Below are the elements of compensation paid to non-employee directors for their service on the Board of Directors.

Cash Compensation

During the 2019 fiscal year, non-employee directors received the following cash payments for their service on the Boards of Directors of the Company and the Bank:

•	an annual cash retainer of $59,000, paid quarterly in arrears, for service on the Boards of Directors of the Company and the Bank;

•	an additional annual cash retainer of $15,000, paid quarterly in arrears, to the Chairman of the Audit Committee;

•	an additional annual cash retainer of $2,500, paid quarterly in arrears, to the members of the Audit Committee;

•	an additional annual cash retainer of $10,000, paid quarterly in arrears, to the Chairman of the Compensation Committee;

•	an additional annual cash retainer of $1,000, paid quarterly in arrears, to members of the Compensation Committee.

•	an additional annual cash retainer of $10,000, paid quarterly in arrears, to the Chairman of the ER Committee;

•	an additional annual cash retainer of $1,000, paid quarterly in arrears, to the members of the ER Committee;

•	an additional annual cash retainer of $7,500, paid quarterly in arrears, to the Chairman of Governance Committee; and

•	an additional annual cash retainer of $750, paid quarterly in arrears, to members of the Governance Committee.

During 2019, the Company did not provide prerequisites to any director in an amount that is reportable under applicable SEC rules and regulations. All non-employee directors are entitled to reimbursement for travel expense incurred in attending Board and committee meetings.

We have offered to our non-executive directors the opportunity to receive all or a portion of their annual cash retainer in the form of shares of restricted stock during 2019. If a director elected to receive all or a portion of her or his annual cash retainer in restricted shares of our common stock, the director was granted on the first day of the subsequent quarter for which payment is owed a number of shares of restricted stock equal to the amount of retainer owed divided by the closing price of our common stock on the date of grant. These restricted shares vest on the last day of the same quarter in which they were granted. In 2019, we did not grant any shares of restricted stock in lieu of a director’s annual cash retainer payment. Commencing in 2020, our non-executive directors may no longer elect to receive all or a portion of their annual cash retainer in the form of shares of restricted stock.

Stock Compensation

Each non-employee director is eligible for a grant of shares of restricted stock issued from our Amended and Restated 2012 Long-Term Incentive Plan, as amended, as recommended by the Compensation Committee. The shares of restricted stock that the Company awards to its directors fully vest as of the first anniversary of the date of grant, subject to earlier vesting on termination of service in certain circumstances. On February 28, 2019, each of our non-employee directors was granted 2,010 shares of restricted stock, which had a value of approximately $60,000 as of the date of grant, based upon the closing price of the Company’s common stock as of that date.

Stock Ownership Guidelines for Directors

The Board of Directors has adopted stock ownership guidelines for non-employee directors, which require that each non-employee director own shares of the Company’s common stock having a value of at least equal to five times the director’s annual cash retainer for service on the Board of the Company or the Bank Board (not including committee-related fees). New directors have five years after joining the Board of Directors or the Bank Board to meet the guidelines. Restricted stock and restricted stock units, and a portion of the shares that may be acquired by exercise of vested in-the-money stock options, are treated as stock ownership for this purpose. As of the date of this Amendment, all directors met or exceeded the ownership guidelines to the extent applicable to them.

Health Insurance Benefits

Non-employee directors can elect to receive insurance benefits from the Company, including long-term care insurance or health care insurance. The aggregate cost of these benefits in 2019 was $43,147, $12,429 of which costs were borne by the non-employee directors on an after-tax basis.

Aggregate Director Compensation in 2019. In accordance with applicable SEC rules and regulations, the following table reports all compensation the Company paid during 2019 to its non-employee directors.

2019 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards(2)	Option Awards(2)	Changes In Nonqualified Deferred Compensation Earnings	All Other Compensation(3)	Total
John J. Carona	$59,000	$60,000	$—	$—	$—	$119,000
Ayad A. Fargo	60,750	60,000	—	—	8,346	129,096
Joseph L. Garrett	52,144	60,000	—	—	—	112,144
Don M. Griffith(1)	29,500	60,000	—	—	—	89,500
Jeff C. Jones	75,750	60,000	—	—	—	135,750
M. Christian Mitchell	62,208	60,000	—	—	—	122,208
Michael J. Morris	71,500	60,000	—	—	—	131,500
Barbara S. Polsky	21,863	—	—	—	—	21,863
Zareh H. Sarrafian	69,000	60,000	—	—	22,373	151,373
Jaynie M. Studenmund	21,953	—	—	—	—	21,953
Cora M. Tellez	46,401	60,000	—	—	—	106,401

(1) Mr. Griffith resigned from the Board in March 2019. All of the shares of restricted stock awarded to Mr. Griffith in 2019 were forfeited upon his resignation.

(2) These amounts represent the aggregate grant date fair value of restricted stock granted in 2019, calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are discussed in Note 16 to our Consolidated Audited Financial Statements for the fiscal year ended December 31, 2019, included in our Form 10-K. Fair value is based on 100% of the closing price per share of our common stock on the date of grant. At December 31, 2019, each of the non-employee directors named in the above table held 2,010 shares of restricted stock except for Ms. Polsky and Ms. Studenmund who did not hold any shares. In addition, at December 31, 2019, non-employee directors held outstanding stock options as follows: Mr. Carona, 0; Mr. Fargo, 0; Mr. Garrett, 25,000; Mr. Jones, 26,000; Mr. Mitchell, 0; Mr. Morris, 2,603; Ms. Polsky, 0; Mr. Sarrafian, 0; Ms. Studenmund, 0; and Ms. Tellez, 0.

(3) These amounts represent the Company’s cost for each director's participation in health insurance plans that are generally available to salaried employees and do not discriminate in scope, terms or operation.

Deferred Compensation Plan

The Bank created a Directors’ Deferred Compensation Plan in September 2006 which allowed non-employee directors to defer Board of Directors’ fees and provided for additional contributions from any opt-out portion of the long-term care insurance plan. See “Health Insurance Benefits” under “Compensation of Non-Employee Directors.” As of December 2016, the Directors’ Deferred Compensation Plan was frozen such that no new contributions may be made and existing balances remain until distribution. The Directors’ Deferred Compensation Plan is unfunded. The Company is under no obligation to make matching contributions to the Directors’ Deferred Compensation Plan. The deferred compensation was credited with interest by the Bank at prime plus one percent through January 31, 2014, after which the rate was changed to prime minus one percent. The director’s account balance is payable upon retirement or resignation. The table below shows the totals for the Deferred Compensation Plan contributions and earnings for our Directors for the year ended December 31, 2019.

2019 NONQUALIFIED DIRECTOR DEFERRED COMPENSATION
Name(1)	Aggregate Balance at Fiscal Year-End Prior to Last Fiscal Year-End	Director Contributions in Last Fiscal Year	Contributions in Lieu of Health Insurance in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year-End
John J. Carona	$15,974	—	—	—	—	$15,974
Ayad A. Fargo	2,312	—	—	—	—	2,312
Joseph L. Garrett	—	—	—	—	—	—
Don M. Griffith(1)	—	—	—	—	—	—
Jeff C. Jones	52,555	—	—	—	—	52,555
M. Christian Mitchell	—	—	—	—	—	—
Michael J. Morris	—	—	—	—	—	—
Barbara S. Polsky	—	—	—	—	—	—
Zareh H. Sarrafian	—	—	—	—	—	—
Jaynie M. Studenmund	—	—	—	—	—	—
Cora M. Tellez	4,048	—	—	—	—	4,048
Total	$74,889	—	—	—	—	$74,889

(1) Don M. Griffith, who resigned from the Board effective as of March 26, 2019, did not have an outstanding deferred compensation balance as of the effective date of his resignation

Executive Compensation Discussion & Analysis

In this Executive Compensation Discussion & Analysis (“CD&A”), we explain our compensation program for our CEO, our CFO and our three highest paid other executive officers (collectively, our “NEOs”) in 2019. The Compensation Committee of our Board has designed our NEO compensation program to align executive compensation with the Company’s performance and the creation of long-term value for our stockholders. The NEOs for 2019 are:

Name	Title	Tenure
Steven R. Gardner	Chairman of the Board, President and Chief Executive Officer of the Company and Chairman of the Board and Chief Executive Officer of the Bank	20 years
Edward E. Wilcox(1)	President and Chief Operating Officer of the Bank	17 years
Ronald J. Nicolas, Jr.	Senior Executive Vice President and Chief Financial Officer of the Company and the Bank	4 years
Michael S. Karr	Senior Executive Vice President and Chief Risk Officer of the Bank	14 years
Thomas E. Rice(2)	Senior Executive Vice President and Chief Innovation Officer of the Bank	12 years

(1) Effective as of November 2018, Mr. Wilcox’s title was updated to include Chief Operating Officer of the Bank, although his scope of responsibilities did not change.

(2) Effective as of November 2018, Mr. Rice’s title was changed from Chief Operating Officer to Chief Innovation Officer of the Bank, although his scope of responsibilities did not change.

Executive Summary and Stockholder Outreach

Considerations in Establishing Targeted 2019 NEO Compensation.   When determining targeted 2019 NEO compensation at the beginning of the 2019 fiscal year, the Compensation Committee of our Board considered multiple factors, including our management team’s execution on our 2018 strategic plan of growth through acquisitions as well as organic growth. The Compensation Committee felt that our disciplined and prudent growth during 2018, as evidenced by our continued strength in our asset quality results and remaining “well-capitalized” from a bank regulatory perspective, contributed to total stockholder returns in 2018 that exceeded our peer group and the 2018 KBW Nasdaq Regional Banking Index (the “KRX”) without sacrificing asset quality or taking excessive risk. Our total assets grew 43.15% during 2018, while our non-performing loans-to-total-assets and net charge-offs-to-average-total-loans were 0.04% and 0.01%, respectively, at December 31, 2018.

In light of our stated strategy to grow through acquisitions, our Compensation Committee believes that, when making decisions concerning NEO compensation, our financial performance should be considered both before and after giving effect to adjustments for merger-related expenses and certain other one-time adjustments. Our return on average assets (“ROAA”) was 1.38% and our return on average tangible common equity (“ROATCE”) was 15.69% for the year ended December 31, 2019, or 1.39% and 15.74%, respectively, on an as-adjusted basis.

These factors, as well as other considerations, such as continued anticipated strategic growth and the competitiveness of our key executive compensation packages, were instrumental considerations in the decisions made by the Compensation Committee to approve targeted 2019 NEO compensation levels, which the Compensation Committee believed were in our best interests and the best interests of our stockholders. Notably, a significant portion of our targeted 2019 NEO compensation was comprised of performance-based equity incentive awards (34% of total targeted compensation for our CEO) that required satisfaction of certain performance metrics during a three-year performance period commencing in 2019 as a condition to vesting, which the Compensation Committee viewed as an important feature in aligning our NEO’s interests with those of our stockholders over the long-term.

2019 Financial Highlights.   The Company continued its strong operating performance in 2019, which was attributable in large part to management’s effective implementation of the Company’s strategic plan of organic growth and growth through acquisitions during the fiscal year. The Company was ranked 3rd on the Forbes List of America’s Best Banks. The annual list published by Forbes ranks the 100 largest publicly-traded banks and thrifts based on their growth, credit quality and profitability. The ten metrics used in the rankings are based on regulatory filings through September 30, 2019. We believe our year-over-year financial performance has contributed to strong returns for our stockholders over the past five years. We ended 2019 with a five-year cumulative total stockholder return of 93.48%, as compared to 59.96% for our 2019 peer group and 52.65% for the KRX. Our five-year cumulative and compound average growth rate (“CAGR”) for total stockholder return at December 31, 2019, as compared to our 2019 peer group and the KRX returns, are illustrated in the following chart:

We monitor and benchmark our performance in certain key financial measures that we believe are regularly monitored by our stockholders and industry analysts, and that we feel are key indicators of our overall operating performance and financial health. These key financial measures and our performance, both before and after adjusting for the effect of merger-related expenses, are set forth in the table below. We believe that these results position us to produce strong financial results in the future.

Fiscal Year	Diluted Earnings Per Share	Diluted Earnings Per Share, as adjusted(1),(2)	Tangible Book Value Per Share(1)	Return on Average Assets	Return on Average Assets, as Adjusted(1),(2)	Return on Average Tangible Common Equity(1),(2)	Return on Average Tangible Common Equity, as Adjusted(1),(2)	3-Year Total Shareholder Return(3)(4)	5-Year Total Shareholder Return(3)(4)
2019	$2.60	$2.61	$18.84	1.38%	1.39%	15.69%	15.74%	(1.75)%	14.11%
2018	2.26	2.50	16.97	1.26	1.39	15.20	16.70	6.30	10.15
2017	1.56	2.05	15.26	0.99	1.30	11.96	15.49	32.16	31.31
2016	1.46	1.58	12.51	1.11	1.20	12.87	13.87	30.95	41.03
2015	1.19	1.34	11.17	0.97	1.10	12.13	13.62	27.52	26.80

(1) Results are non-GAAP financial measures that we use to evaluate our financial performance as compared to our peers. See "GAAP Reconciliations" below in this CD&A.

(2) Excludes tax-affected merger-related expenses of $466,000, $13.1 million, $13.2 million, $3.2 million, and $3.3 million in 2019, 2018, 2017, 2016 and 2015, respectively, and a $5.6 million deferred tax asset revaluation in 2017.

(3) The three-year and five-year total shareholder return is calculated using the dividend adjusted close price data.

(4) Represents the three-year and five -year CAGR for total stockholder return.

Our 2019 financial highlights below demonstrate how we have continued to grow and evolve into a leading commercial bank headquartered in Southern California:

•	Produced cumulative total shareholder return and CAGR of 93.48% and 14.11% for the five-year period ending December 31, 2019, respectively, compared with the KBW Regional Bank Index cumulative total shareholder return and CAGR of 52.65% and 8.8% for the five-year period ending December 31, 2019, respectively;

•	Increased total assets $288.6 million, or 2.51% from 2018, to approximately $11.78 billion as of December 31, 2019, increasing the size of the Company and representing a 42.89% and 42.03% CAGR during the three and five-year period ending December 31, 2019, respectively;

•	Increased diluted earnings per share for 2019 by $0.34, or 15.04% from 2018, representing a 21.21% and 22.05% CAGR during the three and five-year period ending December 31, 2019, respectively, and an on as-adjusted basis by $0.11, or 4.56% from 2018, representing a 18.28% and 20.22% CAGR during the three and five-year period ending December 31, 2019, respectively;

•	Year-end tangible book value per share grew by 11.0% from 2018, representing a CAGR of 26.92% and 14.62%, respectively, during the three-year period ending December 31, 2019, and representing a CAGR of 23.42% and 13.23%, respectively, during the five-year period ending December 31, 2019;

•	Loan delinquencies were 0.22% of total loans held for investment, total non-performing loans were 0.10% of total loans held for investment, and total non-performing assets were 0.08% of total assets as of December 31, 2019;

•	Our return on average assets (“ROAA”) was 1.38% and our return on average tangible common equity (“ROATCE”) was 15.69% for the year ended December 31, 2019, or 1.39% and 15.74%, respectively, on an as-adjusted basis; and

•	Returned $153.9 million in capital to shareholders; $53.9 million through quarterly cash dividends and $100 million through our stock repurchase program, which concluded in the third quarter of 2019.

2019 Performance Outcomes and NEO Compensation. The performance structure for 2019 incorporates both annual and long-term incentives established from financial and operational metrics, with a focus on alignment with stockholders’ interests. Compensation of our NEOs is comprised of base salary, annual cash incentive awards and long-term equity incentive awards. We believe that the performance goals set by the Compensation Committee for 2019 for our CEO and CFO and the Bank’s President, which were consistent with the 2018 performance goals, were more challenging to achieve than those established in 2018 due to market conditions in 2019.

As a result of our solid 2018 financial and nonfinancial results, including the successful integration of Grandpoint into our operations, in 2019 we increased the base salaries of each of our NEOs, as detailed below, which increases also took into account market-based adjustments, particularly with respect to our CFO. Based upon the Company’s performance, particularly when considered within the context of the 2019 market conditions, we paid each of our NEOs annual cash incentives ranging between 50% and 113% of their base salaries.

The Company’s total stockholder return for the five-year period ending December 31, 2019 was in the 75th percentile of its 2019 peer group, and as the following chart depicts, our CEO’s 2019 total direct realizable compensation was directionally aligned with total stockholder returns. As in past years, when compared to our 2019 peer group, our five-year total stockholder return percentile rank was higher than the CEO’s percentile rank of realizable compensation.

* “Total direct realizable compensation” is the sum of CEO’s (i) actual base salary paid over the five-year period, (ii) actual short-term incentives (bonuses) paid based on performance over the five-year period, (iii) “in-the-money” value as of December 31, 2019 of any stock options granted over the five-year period, (iv) the value as of December 31, 2019 of any unvested restricted stock or restricted stock units granted over the five-year period, and (v) the value as of December 31, 2019 of any performance-contingent shares granted during the five-year period based on payout value for tranches ending and target for award cycles that remain outstanding.

** The CEO compensation of the 2019 peer group is based on the fiscal years 2014 through 2018, because 2019 information for most of the 2019 peer group was not available at the time of this analysis. However, all equity awards granted during the period are valued as of December 31, 2019, including the value of performance-contingent shares granted in the 2014-2018 fiscal-year period. Retention equity awards granted by the Company in 2016 also are included in this analysis.

Stockholder Outreach and “Say-on-Pay”; NEO Compensation Plan Design and Governance Features for 2019. We provide our stockholders the ability to annually cast their advisory vote on the compensation of our NEOs. In 2019, we received a 94.7% affirmative vote for “say on pay”, which we believed was a strong endorsement of our NEO compensation practice and governance features. In an effort to maintain this high level of approval at our 2020 annual meeting, during 2019 we continued to review our NEO compensation plan design and governance practices with the view towards making advisable changes to the plan design and governance practices, as well as the composition of our peer group, in anticipation of 2020 NEO compensation decisions.

Based in part on our stockholder outreach initiatives over the past few years, we took certain actions to make sure our NEO compensation program more closely aligns our performance to stockholder interests, including implementing “double trigger” accelerated vesting provisions for our equity incentive awards and adopting and implementing an incentive compensation “clawback” policy, as well as extending our common stock ownership requirements to all of our NEOs. These features, and others, are discussed in greater detail below.

During 2019, we continued this communication with our stockholders regarding executive compensation issues, including a discussion of executive compensation as part of our regular investor presentations. Feedback with respect to our executive compensation program, and the changes that we have recently made, have been positive, particularly with respect to the addition of the “double trigger” vesting provisions and the adoption of stock ownership requirements. We intend to continue this open discussion regarding our compensation program and will continue to take our stockholder feedback into consideration when making compensation decisions.

Summary of Our Executive Equity Incentive Compensation Practice Evolution. The enhancements to our NEO compensation program over the past few years demonstrate our commitment to ensuring that our NEO compensation program aligns our NEOs’ compensation with our annual and long-term performance and stockholder interests and, at the same time, provides the compensation and incentives needed to attract, reward and motivate key executives. The following table contains a brief summary of the NEO equity incentive compensation plan design features that we believe demonstrate our commitment to ensuring that our executive compensation program aligns our executives’ compensation with the Company’s annual and long-term performance and stockholder interests. We believe that focusing on a mix of equity incentive awards that vest ratably over three years, with awards that vest after three years based on the achievement of several performance metrics relative to our peers over the long term, provides direct alignment of our executive compensation with the interest of our stockholders.

Design Feature	Summary of 2019 Provision
Performance-Based Incentive Equity Compensation as a Percentage of Equity Incentive Award	Performance-based equity incentive compensation represents 50% of total equity incentive compensation

Restricted Stock Awards (“RSAs”)	Awards vest ratably over a three-year period.

Performance Metric for Restricted Stock Unit Awards (“RSUs”)	Vesting is based on a combination of relative total shareholder return (“rTSR”), average ROAA percentile and average ROATCE percentile performance metric as compared to the KBW Regional Bank Index for the relevant performance period.

Measurement Period for RSU Performance Targets	Three-year measurement period for relative performance metrics

Acceleration Events for Vesting of Equity Incentive Compensation Awards	“Double trigger” accelerated vesting if terminated without “cause” or for “good reason” within 24 months of a “change of control”

Compensation Governance and Best Practices. The following table summarizes our executive compensation plan governance features and what we believe are “best practices” in terms of designing and administering our executive compensation plan.

Do we	Yes	No
Provide short-term and long-term incentive plans with performance targets aligned to business goals and stockholder interests?	x
Maintain a Compensation Committee composed entirely of independent directors?	x
Conduct annual advisory vote for stockholders to approve executive compensation?	x
Conduct stockholder engagement by our Chairman, President and Chief Executive Officer, as well as our Chief Financial Officer?	x
Retain an independent compensation consultant to advise our Compensation Committee?	x
Set challenging performance objectives?	x
Use pay-for-performance metrics that compare our performance to an external benchmark?	x
Maintain an insider trading policy?	x
Maintain a “clawback” policy that provides for the recoupment of certain types of NEO and other senior executive incentive compensation in certain circumstances?	x
Maintain restrictions on hedging and pledging shares of our stock?	x
Maintain a stock ownership policy for executive officers that requires minimum ownership as a multiple of base salary?	x
Focus on presenting clear and concise CD&A disclosure to explain the Company’s compensation principles and process?	x
Periodically re-evaluate and update the composition of our peer group, particularly in light of our recent significant growth?	x
Provide gross-up payments to cover income or excise taxes pertaining to executive or severance benefits?		x
Reward executives without considering whether reward creates an incentive to take excessive, inappropriate or unnecessary risk?		x
Allow the repricing or backdating of equity awards?		x
Have employment-related agreements with multi-year guaranteed salary increases or non-performance bonus arrangements?		x
Rely exclusively on total shareholder return as our only performance metric?		x
Utilize an excessive number of performance metrics?		x
Award incentives for below-threshold performance?		x

Role of the Compensation Committee

The Compensation Committee of our Board annually reviews policies and practices with respect to our executive compensation program and, with approval from our Board as necessary, makes all determinations with respect to executive compensation. As part of this review, the Compensation Committee evaluates several elements of our executive compensation program, including the balanced mix between pay elements, annual and long-term incentive programs, the use of multiple performance measures and overall governance features. The Compensation Committee also evaluates the conformity of performance-based compensation criteria and targets with our risk profile and whether the proposed goals or the structure of the awards might have the inadvertent effect of encouraging excessive risk or other undesirable behavior. To that end, since 2010, the Compensation Committee has engaged an independent third party consultant to assist with this risk assessment. The Compensation Committee believes that its overarching risk management framework supports effective risk management of our incentive arrangements.

Executive Compensation Program Principles and Key Features

Our Compensation Committee oversees our compensation program and incentive plans, including our NEO equity incentive plan. The Compensation Committee’s compensation consultant advises the Compensation Committee on competitive benchmarking on pay level practices and governance trends, reviews and assists with peer group selection and analysis, and provides recommendations on plan design and business goals. Our management provides input on individual performance and results against our business goals. The components of compensation for each of our NEOs are designed in a way that we believe will maximize each NEO’s contribution to achieving the Company’s strategic goals and driving superior financial performance while minimizing overall risk to the Company. The various components of compensation allow our Compensation Committee to use both cash and equity to encourage and motivate NEOs to achieve both our annual and long-term business objectives.

Executive Compensation Program Principles.   Our Compensation Committee has established three key principles that provide the framework for our executive compensation program: (i) our executives’ interests should be aligned with our stockholders’ interests; (ii) a significant portion of an executive’s compensation should be linked to achieving our annual and long-term business goals; and (iii) our executive compensation program should be designed to attract and retain key executives who are capable and motivated to help us continue to grow and prudently manage our business. These three guiding principles are described in greater detail in the table below:

Executive Compensation Program Principles	How Principles are Reflected in Our Executive Compensation Program
Alignment with Stockholder Interests - NEO compensation is tied to financial performance and achievement of strategic goals	Our NEO incentive-based compensation plan, which, commencing in 2019, is available only to our CEO and CFO and the Bank’s President, is designed to align executive compensation with value creation for our stockholders. NEO compensation is tied to financial performance and achievement of strategic goals. Key components of compensation paid to our NEOs, including those who do not participate in the NEO incentive-based compensation plan, and other executive officers are paid only if certain financial and non-financial objectives that our Board and Compensation Committee have identified as value-enhancing are achieved.

Alignment with Stockholder Interests - NEO stock ownership requirements	Our executive stock ownership guidelines require our NEOs to accumulate and maintain a meaningful position in shares of Company common stock.

Alignment with Stockholder Interests - NEO disincentives for excessive risk-taking	We believe that our executive compensation program is designed to balance risk and financial results in a manner that does not encourage imprudent risk-taking. Key design features include our “clawback” policy and our restrictions against hedging and pledging of our stock.

Linkage to Achieving Short-Term and Long-Term Business Goals (Performance-Based Compensation)	We deliver incentive-based compensation both as annual cash and longer-term, equity-based awards predicated on achieving prospective financial goals. These goals are focused on our key financial metrics and strategic plans, which may take several quarters or years to realize.

Attraction and Retention of Key Executives	Our Compensation Committee reviews executive compensation levels paid by members of our peer group based on available data, as well as benchmarking data from our compensation consultant, with the dual goals of paying total compensation at a level commensurate with how well we perform compared to our peer group and rewarding our executives for achieving strategic goals while maintaining discipline and prudence.

2019 Program Features.   We annually analyze the various elements of our executive compensation program in an effort to ensure that each element is designed in a way that is consistent with the program principles described above. The purpose and key characteristics of each element of our executive compensation program is summarized below.

Element	Relevant Program Principle	Purpose	Key Characteristics
Base Salary	Attraction and Retention of Key Employees	Provides a fixed level of compensation for performing essential job functions. The level of base salary reflects each NEO’s level of responsibility, leadership, tenure, qualifications, and the competitive marketplace for executive talent in our industry.	Fixed compensation reviewed annually and adjusted, if appropriate.

Annual Cash Incentive Awards	Attraction and Retention of Key Employees Linkage to Achieving Short-Term Business Goals	Motivates NEOs to achieve our short-term business objectives while providing flexibility to respond to opportunities and market conditions.	In 2019, performance goals for our CEO and CFO and the Bank’s President include diluted earnings per share (weighted 40%), average loan growth (weighted 20%), average core deposit growth (weighted 20%), and regulatory exam results of at least “satisfactory” (weighted 20%). 2019 Annual cash incentive awards are capped at 150% of target levels.

Starting in 2019, annual cash incentive awards to our NEO’s other than our CEO, CFO and the Bank’s President are entirely discretionary, subject to a maximum payout of 50% of base salary, due to the limited ability these executives have to affect the performance metrics applicable to our CEO, CFO and the Bank’s President. However, Company performance is still taken into consideration when determining the annual cash incentive awards.

Long-Term Incentive Awards	Alignment with Stockholder Interests	Motivates NEOs to achieve our long-term business objectives by tying incentive to long-term metrics.	Long-term incentive awards can be in the form of RSAs or RSUs. In 2019, for each of our NEO’s 50% of the long-term incentive award was in the form of RSAs and 50% was in the form of RSUs.

	Linkage to Achieve Long-Term Business Goals Linkage to Achieve Long-Term Business Goals		For 2019, RSAs were awarded subject to three-year pro-rata annual vesting (i.e., 1/3 vesting on each of the first, second and third anniversary of the date of grant).

	Attraction and Retention of Key Executives		For 2019, RSUs were awarded with vesting contingent 50% on the attainment of a pre-established three year rTSR performance compared to the KRX, 25% on the attainment of an average ROAA percentile goal compared to the KRX, and 25% on the attainment of an average ROATCE percentile goal compared to the KRX, with the payout on the third anniversary of the date of grant ranging between 0% and 200% of a target award, depending on our attainment of the foregoing performance goals.

Other Compensation	Attraction and Retention of Key Executives	Provide benefits that allow NEOs to defer a portion of their compensation on a pre-tax basis to save for retirement and that promote employee health and welfare, which assists in attracting and retaining our NEOs.	Indirect compensation consisting of a qualified retirement plan, health and welfare plans and minimal perquisites.

We believe that a significant portion of our CEO’s and CFO’s, as well as the Bank President’s, total compensation should be “at risk,” meaning that its payment or vesting is based upon the occurrence of a future event or determined based upon the achievement of certain performance metrics. As reflected in the chart that follows, 84% of our CEO’s total 2019 compensation was “at risk”, which compares to a weighted average of 78% for our CFO and the Bank President’s total 2019 compensation being “at risk.”

Role of the Independent Compensation Consultant

Since 2017, the Compensation Committee has retained WTW, an independent consulting firm specializing in compensation program design and evaluation with significant experience in the financial services industry, to assist the Compensation Committee in revising our compensation program for NEOs. The Compensation Committee reviews the independence of WTW under applicable NASDAQ listing standards and SEC rules and regulations on an annual basis. In 2019, based on its review and information provided by WTW regarding the provision of services, fees, policies and procedures, the presence of any conflicts of interest, ownership of the Company’s stock, and other relevant factors, the Compensation Committee concluded that engaging WTW raised no conflicts of interest concerns, and WTW was deemed to be independent for purposes of its services as an advisor to the Compensation Committee.

The Compensation Committee sought the assistance of WTW to maintain, and if and where appropriate, enhance the rigor of our compensation evaluation and design process, to ensure adherence to appropriate governance standards, and to ensure that our compensation program is competitive in terms of design, amount of compensation, and alignment of compensation determinations with the Company’s performance. The Compensation Committee believes that the assistance of WTW was necessary and appropriate in helping the Compensation Committee respond to what it felt were valid points raised by stockholder representatives during our stockholder outreach process described above, as well as recent trends in executive compensation program design and governance features.

2019 Peer Group

The Compensation Committee, with assistance from WTW and our human resources team, developed a peer group consisting of 22 banking institutions for purposes of evaluating our 2019 NEO compensation (the “2019 Peer Group”). The 2019 Peer Group generally is comprised of publicly-traded institutions focused on commercial banking and having total assets generally between $7.6 billion and $29.9 billion. The final composition of the 2019 Peer Group was determined based upon a weighted score card that included as factors the institutions’ total revenue, total asset size, market capitalization, return on assets, loan and deposit growth and total shareholder return. By way of comparison, the Company was in the 28th percentile of the 2019 Peer Group on the basis of total assets, the 34th percentile on the basis of revenue, and the 20th percentile on the basis of market capitalization. The following companies comprised the 2019 Peer Group:

Banc of California, Inc.	Bank OZK	Banner Corporation
Berkshire Hills Bancorp, Inc.	Boston Private Financial Holdings, Inc.	Brookline Bancorp, Inc.
Cathay General Bancorp	Columbia Banking System, Inc.	Community Bank System, Inc.
CVB Financial Corp.	Glacier Bancorp, Inc.	Great Western Bancorp, Inc.
Hilltop Holdings Inc.	Hope Bancorp, Inc.	Independent Bank Group, Inc.
International Bancshares Corporation	LegacyTexas Financial Group, Inc.	MB Financial, Inc.*
PacWest Bancorp	Prosperity Bancshares, Inc.	Texas Capital Bancshares, Inc.
Western Alliance Bancorporation

* MB Financial was removed from the peer group in September 2018 due to its acquisition by Fifth Third Bancorp in 2018.

The Compensation Committee, with WTW’s assistance, reviewed the 2019 Peer Group in September 2019 to determine whether the Peer Group continued to be appropriate, and whether adjustments should be made. The Compensation Committee determined that MB Financial, Inc. should be removed from the Peer Group, as it was acquired by Fifth Third Bancorp in 2018. Three smaller regional banks, TriCo Bancshares, National Bank Holdings Corporation, and HomeStreet Inc., were added to the Peer Group so that the Company would rank closer to the median with respect to total assets, revenue, and market capitalization. The Company ranks in the 39th percentile of the revised Peer Group on the basis of total assets, the 44th percentile on the basis of revenue, and the 30th percentile on the basis of market capitalization. This revised Peer Group will be used for the purpose of evaluating our executive compensation for 2020. We annually review the composition of our Peer Group for appropriate updates.

2019 Compensation Decisions

Set forth below is a summary of our executive compensation decisions and outcomes for 2019.

Base Salary.   As discussed above, the Compensation Committee considers base salary levels as part of its process of ensuring that the NEO’s overall compensation is competitive, including annual and long-term incentives, the target amount of which is generally based on a percentage or multiple of base salary. The 2019 base salary increases for our CFO and Chief Risk Officer brought their base salaries into alignment with base salaries in the market, based on their position and years of experience. The adjusted base salary of each of our NEO’s is within 10% of the 50th percentile of base salaries of our peers. The Compensation Committee determined that the increases in base salary from 2018 to 2019 were justified based on the Company’s 2018 financial performance and anticipated growth and talent competition during 2019.

The following table provides information regarding base salaries for our NEOs serving at year end 2018 and 2019:

		Base Salary
Name	Title	2018	2019	% Change
Steven R. Gardner	Chairman of the Board, President and Chief Executive Officer of the Company and Chairman of the Board and Chief Executive Officer of the Bank	$750,000	$800,000	6.67%
Edward E. Wilcox	President and Chief Operating Officer of the Bank	465,000	500,000	7.53
Ronald J. Nicolas, Jr.	Senior Executive Vice President and Chief Financial Officer of the Company and the Bank	411,800	475,000	15.35
Michael S. Karr	Senior Executive Vice President and Chief Risk Officer of the Bank	315,000	350,000	11.11
Thomas E. Rice	Senior Executive Vice President and Chief Innovation Officer of the Bank	365,000	365,000	—

Annual Cash Incentive Program.   As discussed above, we use annual cash incentive awards to provide each NEO with a strong incentive to execute our business plan for the year. Historically, each NEO was eligible to receive an annual cash incentive award under the annual cash incentive program. For 2019, our Compensation Committee decided that only our CEO and CFO and the Bank President would be eligible to receive an annual cash incentive award under the annual cash incentive program, and our other NEOs instead would be provided with discretionary bonuses as determined by our CEO and Bank President and reported to our Compensation Committee, not to exceed 50% of base salary. The description of the annual cash incentive program below relates only to our CEO, CFO, and the Bank President.

During the first quarter of the fiscal year, the Compensation Committee creates an annual cash incentive award opportunity for each eligible NEO, providing for a range of potential payouts equal to a percentage or multiple of salary that is tied to the achievement of specific, pre-established performance goals for that year. Those performance goals are meant to focus the eligible NEO on the key elements of our strategic and annual financial plan. At the same time, the Compensation Committee seeks to use an array of performance goals that broadly measure Company performance, so as to not encourage undue risk taking or distort management decisions that arise when executives are incentivized to achieve a narrow performance goal.

For a given performance goal, the target level of performance that must be achieved to earn the target annual cash incentive payout typically is set at a level based on the Company’s Board-approved annual financial plan for the fiscal year. The Compensation Committee also specifies a “threshold” performance goal - the minimum level of performance required to earn a payout that is less than the target payout - and a maximum performance level that, if exceeded, will cap the above-target payout. Upon receipt of the Company’s audited annual financial statements, the Compensation Committee determines the extent to which the just-ended year’s performance goals have been achieved and the corresponding payout. Importantly, the Compensation Committee has discretion to reduce the level of payout based on its assessment of an eligible NEO’s individual performance and other circumstances relating to the Company’s business.

For purposes of the 2019 annual cash incentive program, the Compensation Committee selected “growth” and “compliance” performance measures to measure the performance of our eligible NEOs and to determine the value of each eligible NEO’s 2019 cash incentive award. In addition, the Compensation Committee believed that it was important to link our performance with respect to our internally-generated targets together with our overall profitability as compared to the broader industry, and to that end, the Compensation Committee approved a “profitability” modifier that can have the effect of enhancing or negatively affecting the amount of annual cash incentive payments made to our eligible NEOs in a given year. Each of the “growth,” “compliance” and “profitability” performance measure are described in greater detail below:

•	The “growth” and “compliance” components included diluted earnings per share (weighted 40%), average net loan growth (weighted 20%), average core deposit growth (weighted 20%), and achieving a “satisfactory” rating on safety and soundness regulatory exams (weighted 20%); and

•	The “profitability” component is a modifier based on our performance with respect to specific financial metrics as compared to the KRX. We multiply our weighted “growth” and “compliance” performance as compared to our targeted performance in those categories by the “profitability” modifier to determine the percentage of each NEO’s targeted annual cash incentive that will be awarded. For 2019, our “profitability” modifier was based on ROAA (weighted 50%) and ROATCE (weighted 50%), in each case as adjusted to take into account merger-related expenses and other one-time adjustments, and each as measured against the KRX (similarly adjusted) in terms of percentile rank, calculated as follows:

Percentile Rank within KRX	Industry Modifier
90th Percentile	200%
75th Percentile	150%
50th Percentile	100%
25th Percentile	50%

For purposes of our 2019 “profitability” modifier calculations, we calculated each of adjusted ROAA and adjusted ROATCE consistent with the KRX.

We believe the performance metrics and goals set by the Compensation Committee for 2019 were more difficult to achieve than the 2018 performance metrics and goals and 2018 actual results. The 2019 performance goals also required substantial organic growth in diluted earnings per share, net loan growth and core deposit growth in order to achieve the goals set by the Compensation Committee.

The dollar amounts of the annual cash incentive payments are shown in the Grants of Plan-Based Awards table on page 39. The table below shows the potential cash incentive amount (as a percentage of base salary) payable to each of our NEOs upon achievement of the relevant performance metric.

		Cash Incentive as a % Base
Name	Title	Threshold	Target	Max.
Steven R. Gardner	Chairman of the Board, President and Chief Executive Officer of the Company and Chairman of the Board and Chief Executive Officer of the Bank	50%	100%	150%
Edward E. Wilcox	President and Chief Operating Officer of the Bank	45	90	135
Ronald J. Nicolas, Jr.	Senior Executive Vice President and Chief Financial Officer of the Company and the Bank	38	75	113

The table below shows the 2019 annual cash incentive award performance goals relating to diluted earnings per share, average net loan growth, average core deposit growth and achieving a “satisfactory” rating on regulatory exams (the “growth” and “compliance” performance goals), the actual performance achieved, and related information:

Performance Metric	2019 Actual Performance	2019 Achievement as a Percent of Target	Metric Weight	Weighted Targeted Achievement
Diluted Earnings Per Share	$2.61	99.6%	40%	39.8%
Average Net Loan Growth	8,801	98.8%	20%	19.8%
Average Core Deposit Growth	7,371	99.4%	20%	19.9%
Safety & Soundness Regulatory Exams	“Satisfactory”	100%	20%	20%
Aggregate Weighted Targeted Achievement				99.5%

To determine the annual cash incentive award payout to each of our CEO and CFO and the Bank’s President, the Compensation Committee multiplied the aggregate weighted targeted achievement percentage for the “growth” and “compliance” components by the profitability-based weighted industry index modifier, which was calculated as follows:

Profitability Measure	2019 KRX(1)	2019 Actual Performance(1)	Percentile Rank	Industry Modifier	Metric Weight	Weighted Industry Index Modifier
Adjusted ROAA	1.38%	1.45%	63rd Percentile	126%	50%	63%
Adjusted ROATCE	15.1%	15.4%	51st Percentile	102%	50%	51%
Aggregated Weighted Industry Index Modifier						114%

(1) 2019 results, as reported by S&P Global Market Intelligence on March 12, 2020.

For 2019, after applying the weighting described above for our “growth” and “compliance” components, we performed at 99.5% of target when compared to our targeted “growth” and “compliance” performance metrics. Our adjusted ROAA and adjusted ROATCE for 2019 ranked in the 63th and 51th percentiles, respectively, of the KRX, and as such our weighted “profitability” modifier was 114%, resulting in each eligible NEO receiving an annual cash incentive payment equal to 113% of their targeted cash incentive amount. The table below shows the cash incentive amounts awarded to our eligible NEOs based upon our 2019 performance:

		2019 Cash Incentive Payment
Name	Title	Award as a % of Base	Amount of Award
Steven R. Gardner	Chairman of the Board, President and Chief Executive Officer of the Company and Chairman of the Board and Chief Executive Officer of the Bank	113%	$907,264
Edward E. Wilcox	President and Chief Operating Officer of the Bank	102	510,336
Ronald J. Nicolas, Jr.	Senior Executive Vice President and Chief Financial Officer of the Company and the Bank	85	404,016

The 2019 annual cash incentive awards under the annual cash incentive program were paid on March 31, 2020, following the completion of our audit for the fiscal year ended December 31, 2019. The payouts are reflected as 2019 compensation in the Summary Compensation Table on page 38 in the column labeled “Non-Equity Incentive Plan Compensation.”

Discretionary Annual Bonuses. The Compensation Committee determined that, beginning in 2019, only the CEO, CFO and President of the Bank would be subject to the formulaic annual cash incentive program, and our remaining NEOs would be provided with a bonus based on a determination by the CEO and the President of the Bank relating to 2019 company performance, individual performance, and other factors that the CEO and Bank President deemed relevant. The Compensation Committee determined that the CEO, CFO, and Bank President were the key strategic and enterprise-wide decision makers, and it was not likely that executives below the level of CEO, CFO and Bank President would be able to affect the performance metrics used in the annual cash incentive program, which are profitability, growth, and strategic measures. The Compensation Committee believes that such NEOs instead should be incentivized based on their own performance and the Company’s overall performance. The bonus amounts are determined by the CEO and the Bank President, in their sole discretion. However, in no event may the CEO and President of the Bank award to one of these NEOs an annual bonus in excess of 50% of his base salary. For 2019, Mr. Karr was awarded an annual bonus of $175,000, which represents 50% of his base salary, and Mr. Rice was awarded an annual bonus of $182,500, which represents 50% of his base salary. The payouts are reflected as 2019 compensation in the Summary Compensation Table on page 38 in the column labeled “Bonus.”

Long-Term Equity Incentive Awards.   The Compensation Committee grants long-term incentive awards to our eligible NEOs and to a broader group of employees under our 2012 Long-Term Incentive Plan in order to align the interests of our management team with the interests of our stockholders and to create substantial incentives for the team to achieve our long-term goals. These awards enable us to provide competitive compensation to help in the recruitment of executives and employees and also, through vesting provisions, help to promote retention and long-term service of executives and key employees.

Two forms of equity incentive awards were used for the annual 2019 equity awards: RSAs and RSUs. The RSAs are time-based awards and are subject to a three-year annual pro-rata vesting schedule (i.e., vest 1/3 on each of the first, second and third anniversaries of the grant date).

The vesting of RSUs is contingent on the Company’s stock performance and overall profitability over a three-year performance period. At the end of the three-year performance period, the Compensation Committee assesses the Company’s performance and determines whether any RSUs vest and become payable. The Compensation Committee changed the design of the RSUs for the 2019-2021 performance period so that, instead of being based only on the Company’s three-year rTSR compared to the KRX for the same period, the RSUs are 50% subject to a three-year rTSR performance goal, 25% subject to a relative average ROAA performance goal, and 25% subject to a relative average ROATCE performance goal. This redesign was intended align the vesting of the RSU awards with the Company’s three-year strategic plan and further enhance alignment with long term stockholder interests. Each of these performance goals (rTSR, average ROAA, and average ROATCE) are measured relative to the KRX. At the end of the three-year performance period, RSU vesting can range from 0% to 200% of target based on the achievement of the foregoing performance goals. If the Company’s KRX rating for a performance metric is below the 25th percentile (the “threshold level”) at the end of the three-year performance period, that portion of the RSUs granted in 2019 will not vest and such portion will be forfeited in its entirety. If the Company’s KRX rating for a performance metric reaches the 25th, 50th, 75th or 90th percentiles at the end of the three-year performance period, 50%, 100%, 150% or 200%, respectively, of that portion of the RSUs granted in 2019 will vest on the third anniversary of the 2019 grant date. Once the Company’s percentile for a performance metric reaches the threshold level, the Compensation Committee will use straight-line interpolation between RSU vesting percentages to determine the vested number of such portion of the RSUs for the three-year performance period, which in no event may exceed 200% of that portion of the targeted RSUs. If the Company’s actual result with respect to a performance metric is negative at the end of the three-year performance period, the maximum amount of that portion of the RSUs that may vest is the target.

The following table provides information on the 2019 annual long-term incentive awards. The annual grants of long-term incentives are treated as an award earned by service in the prior year.

		Restricted Stock Awards			Restricted Stock Units
Name	Base Salary 2019	Restricted Stock (Number of shares)	Award Grant Date Fair Value	Award Fair Value as a % of Base Salary	Restricted Stock Units at Maximum Payout Level	Award Grant Date Fair Value	Award Fair value as a % of Base Salary
Steven R. Gardner	$800,000	54,439	$1,625,004	203.13%	54,439	$1,697,682	212.21%
Edward E. Wilcox	500,000	25,126	750,011	150.00	25,126	783,555	156.71
Ronald J. Nicolas, Jr.	475,000	14,657	437,511	92.11	14,657	457,081	96.23
Michael S. Karr	350,000	8,375	249,994	71.43	8,375	261,176	74.62
Thomas E. Rice	365,000	9,213	275,008	75.34	9,213	287,310	78.72

NEO Compensation Plan Governance Features

We believe that our executive compensation program incorporates many best practices, including the ones described below.

We Can Claw Back Incentive Compensation.   If we restate our financial statements, or a financial statement or the calculation of a performance goal or metric is materially inaccurate, the Compensation Committee may require recoupment from our executive officers, including our NEOs, of the portion of any annual bonus, equity or equity-based incentive compensation paid, provided or awarded to any executive officer on or after January 1, 2018 that represents the excess over what would have been paid if such event had not occurred, as determined by the Compensation Committee in its sole discretion.

We Require Minimum Levels of Common Stock Ownership by Our Executives.   Our common stock ownership requirement for our CEO and our executive officers is calculated as a multiple of base salary, as noted below:

Position	Minimum Ownership of Common Stock (Multiple of Base Salary)
CEO	5.0x
Other NEOs	3.0x

The Company’s CEO is already subject to, and compliant with, the ownership requirement. The other NEOs and any new NEO must satisfy the ownership requirement within five years of the later of November 15, 2017, or the date of their appointment to the applicable position. We believe that the Stock Ownership Guidelines result in significant common stock ownership by our executive officers and align the interests of our executive officers with those of our stockholders.

Stock ownership is determined from the totals on Table 1 of Form 4 “Statement of Changes in Beneficial Ownership of Securities”, as filed by the Company with the SEC on behalf of the Company’s executive officers. Qualifying shares that count toward the ownership requirement include:

•	shares owned outright (including shares in existing brokerage accounts, and shares acquired upon stock option exercises or the vesting of restricted stock units or performance share awards);

•	restricted stock and restricted stock units issued and held, whether or not vested;

•	shares acquired upon stock option exercises;

•	shares or share equivalent units deferred; and

•	vested stock options, where the attributed value will equal 50% of the in-the-money value of the outstanding option.

There may be instances where the share ownership policy would place a severe hardship. In such instances, the Compensation Committee will make the final decision that reflects both the intention of the policy and the personal circumstances of the individual seeking relief from the policy.

We Adopted Double-Trigger Change of Control Provisions for Our Equity Awards.    In 2017, the Compensation Committee modified the terms of future equity awards to implement a double-trigger change in control provision. The terms of any equity awards granted after 2017 provide that the awards will vest only if: (i) we undergo a change in control and (ii) within two years after the change in control, the recipient of the award is terminated from employment without cause or terminates employment for good reason (for example, if his or her job duties have been significantly diminished) (“double-trigger” vesting). The terms of our equity awards granted during or prior to 2017 provided that the awards would vest immediately upon a change in control of our Company (“single-trigger” vesting).

We Have an Anti-Hedging Policy.   Our Share Ownership and Insider Trading and Disclosure Policy prohibits all directors and executive officers from purchasing financial instruments designed to hedge or offset any decrease in the market value of the Company’s equity securities. We believe that these instruments result in an individual no longer being exposed to the full risks of ownership of our stock and, accordingly, the interests of our directors and executive officers could be different from stockholder objectives. To that end, our directors and officers are prohibited from engaging in the purchase or sale of puts, calls, options, or other derivative securities based on the Company’s securities. This prohibition also includes hedging or monetization transactions, such as forward sale contracts, in which the stockholder continues to own the underlying security without all the risks or rewards of ownership. Finally, directors and officers may not purchase the Company’s securities on margin, or borrow against any account in which Company securities are held. The prohibitions in this paragraph do not apply to the exercise of stock options granted as part of a Company incentive plan.

Retirement Plans.   The Company provides a 401(k) Plan to all employees of the Company, which allows employees to defer a portion of their compensation and contribute such amount to the plan on a pre-tax basis. For 2019, the Company matched 100% of employee contributions up to three percent of the employee’s compensation and matched 50% of the employee contributions up to an additional two percent of compensation. The Company may also provide nonqualified, deferred compensation plans to NEOs, as designated by the Compensation Committee.

Other Benefits.   Our compensation process focuses our executives on goals and objectives that are in the best interests of the Company and stockholders. Other than certain perquisites to our executive officers such as an automobile allowance or use of a company vehicle, reimbursement of relocation expenses, reimbursement of club dues for clubs that are used frequently for business purposes, and life and disability insurance, the Company does not provide any other compensation benefits.

Tax Deductibility of Compensation Expense.   Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally places a $1 million limit on the amount of compensation a company can deduct in any one year for certain executive officers. While the Compensation Committee considers the deductibility of awards as one factor in determining executive compensation, the Compensation Committee also looks at other factors in making its decisions, as noted above, and retains the flexibility to award compensation that it determines to be consistent with the goals of our executive compensation program even if the awards are not deductible by us for tax purposes.

Following the Tax Cut and Jobs Act of 2017, Section 162(m) of the Code exempts qualifying performance-based compensation with respect to taxable years beginning on or before December 31, 2017 that is payable pursuant to a binding written agreement that was in effect on November 2, 2017. Thus, only performance-based awards outstanding on that date or awarded pursuant to a binding written agreement on that date may be exempt from the Section 162(m) of the Code deductibility cap. Effectively, the Tax Cut and Jobs Act of 2017 eliminated the ability to rely on the ‘performance-based’ exception under Section 162(m) of the Code with respect to new awards and compensation paid to our covered executive officers in excess of $1 million will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017. Despite the Compensation Committee’s efforts to structure the executive team annual cash incentives and performance-based awards in a manner intended to be exempt from Section 162(m) and, therefore, not subject to its deduction limits, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) of the Code and the regulations issued thereunder, including the uncertain scope of the transition relief under the legislation repealing Section 162(m)’s exemption from the deduction limit, no assurance can be given that compensation intended to satisfy the requirements for exemption from Section 162(m) in fact will. Further, the Compensation Committee reserves the right to modify compensation that was initially intended to be exempt from Section 162(m) of the Code if it determines that such modifications are consistent with our business needs.

Despite the changes to Section 162(m) of the Code, the Compensation Committee and the Board believe that performance-based compensation rewards executive officers for the achievement of specific annual strategic goals, and promotes sustainable growth as well as creates long-term stockholder value even though some compensation awards may result in non-deductible compensation expenses and will continue to grant performance-based awards. Therefore, the Compensation Committee and the Board may grant awards and approve compensation that may not be deductible for income tax purposes.

CEO Pay Ratio Disclosure

Our compensation and benefits philosophy and the overall structure of our compensation and benefit programs are broadly similar across the organization to encourage and reward all employees who contribute to our success. We strive to ensure the pay of each of our employees reflects the level of their job impact and responsibilities and is competitive within our peer group. Compensation rates are benchmarked and set to be competitive in the markets in which we operate. As a result of rules the SEC adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), we are providing the following disclosure about the ratio of the annual total compensation of our chief executive officer to the median annual total compensation of our employees. The paragraphs that follow describe our methodology and the resulting pay ratio for the year ended December 31, 2019.

Measurement Date.   We identified the median employee using our employee population on December 31, 2019.

Consistently Applied Compensation Measure (CACM).   Under the relevant rules, we were required to identify the median employee by use of a “consistently applied compensation measure,” or CACM. We chose a CACM that closely approximates the annual total direct cash compensation of our employees, which we gathered from payroll data. Specifically, we identified the median employee by looking at annual base pay, inclusive of overtime pay actually received. We did not consider equity awards as part of our CACM because those awards are not distributed widely among our employees. We did not perform adjustments to the compensation paid to part-time employees to calculate what they would have been paid on a full-time basis. We annualized the base salary paid to those full-time employees who commenced work with us during 2019 and therefore did not work for us the entire calendar year.

Methodology and Pay Ratio.   We had 989 full-time and 16 part-time employees at the measurement date who all reside within the United States and therefore we did not exclude anyone based on the 5% foreign exemption rule. Using the salary plus overtime compensation data, we reviewed data for employees within +/-5% of the median. We then reviewed the total compensation of each of these employees based on Summary Compensation Table disclosure rules Item 402(c)(2)(x) of Regulation S-K and determined the median employee. The median employee earned $88,677 in 2019.

Our CEO’s compensation as reported in the Summary Compensation Table was $5,279,253 for the year ended December 31, 2019. Therefore, our CEO to median employee pay ratio is 60:1.

Our pay ratio is a reasonable estimate calculated based on rules and guidance provided by the SEC based on our payroll and employment records and the methodology described above. The SEC rules allow for varying methodologies for companies to identify their median employee; and other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios. Consequently, the pay ratios reported by other companies are unlikely to be relevant or meaningful for purposes of comparison to our pay ratio as reported here.

This information is being provided for compliance purposes. Neither the Compensation Committee nor management of the Company used the pay ratio measure in making compensation decisions.

GAAP Reconciliations

The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance. The non-GAAP measures used herein include net income, as adjusted, return on average assets, as adjusted, diluted earnings per share, as adjusted, return on average tangible common equity, return on average tangible common equity, as adjusted and tangible book value per share.

Management believes that the exclusion of such items from these financial measures provides useful information to an understanding of the operating results of our core business. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures. As other companies may use different calculations for these adjusted measures, this presentation may not be comparable to other similarly titled adjusted measures reported by other companies. A reconciliation of the non-GAAP measure to the GAAP measure are set forth below:

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except per share data)
Net income	$159,718	$123,340	$60,100	$40,103	$25,515
Plus DTA revaluation	—	—	5,633	—	—
Plus merger-related expense	656	18,454	21,002	4,388	4,799
Less merger-related expense tax adjustment	(190)	(5,359)	(7,766)	(1,182)	(1,546)
Net income, as adjusted	$160,184	$136,435	$78,969	$43,309	$28,768

Average assets	$11,546,912	$9,794,917	$6,094,883	$3,601,411	$2,621,545

Return on average assets	1.38%	1.26%	0.99%	1.11%	0.97%
Plus merger-related expense, net of tax and DTA revaluation	0.01%	0.13%	0.31%	0.09%	0.13%
Return on average assets, as adjusted	1.39%	1.39%	1.30%	1.20%	1.10%

Weighted average shares outstanding-diluted	60,692,281	54,613,057	38,511,261	27,439,159	21,488,698

Net income	$159,718	$123,340	$60,100	$40,103	$25,515
Less: net income allocated to participating securities	(1,649)	—	—	—	—
Plus DTA revaluation	—	—	5,633	—	—
Plus merger-related expense	656	18,454	21,002	4,388	4,799
Less merger-related expense tax adjustment	(190)	(5,359)	(7,766)	(1,182)	(1,546)
Net income allocated to common stockholders, as adjusted	$158,535	$136,435	$78,969	$43,309	$28,768

Diluted earnings per share, as adjusted	$2.61	$2.50	$2.05	$1.58	$1.34

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except per share data)
Net income	$159,718	$123,340	$60,100	$40,103	$25,515
Plus CDI amortization	17,245	13,594	6,144	2,039	1,350
Less CDI amortization expense tax adjustment	(4,986)	(3,948)	(2,272)	(549)	(435)
Net income for average tangible common equity	171,977	132,986	63,972	41,593	26,430
Plus DTA revaluation	$—	$—	$5,633	$—	$—
Plus merger-related expense	656	18,454	21,002	4,388	4,799
Less merger-related expense tax adjustment	(190)	(5,359)	(7,766)	(1,182)	(1,546)
Adjusted net income for average tangible common equity	$172,443	$146,081	$82,841	$44,799	$29,683

Average stockholders' equity	$1,996,761	$1,599,886	$890,856	$431,016	$274,002
Less average CDI	92,339	73,683	30,270	10,219	7,984
Less average goodwill	808,535	651,550	325,859	97,738	48,058
Average tangible common equity	$1,095,887	$874,653	$534,727	$323,059	$217,960
Return on average tangible common equity	15.69%	15.20%	11.96%	12.87%	12.13%
Return on average tangible common equity, as adjusted	15.74%	16.70%	15.49%	13.87%	13.62%

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except per share data)
Total stockholders' equity	$2,012,594	$1,969,697	$1,241,996	$459,740	$298,980
Less: Intangible assets	891,634	909,282	536,343	111,941	58,002
Tangible common equity	$1,120,960	$1,060,415	$705,653	$347,799	$240,978

Basic shares outstanding	59,506,057	62,480,755	46,245,050	27,798,283	21,570,746

Book value per share	$33.82	$31.52	$26.86	$16.54	$13.86
Less: Intangible book value per share	(14.98)	(14.55)	(11.60)	(4.03)	(2.69)
Tangible book value per share	$18.84	$16.97	$15.26	$12.51	$11.17

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis set forth in of this Amendment as required by Item 402(b) of Regulation S-K promulgated by the SEC and, based on this review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in of this Amendment.

Barbara S. Polsky, Committee Chair
Joseph L. Garrett,
Jeff C. Jones
Jaynie M. Studenmund
Cora M. Tellez

Summary Compensation Table

The NEOs for 2019 consisted of Steven R. Gardner, Chairman, President and Chief Executive Officer of the Company and Chairman and Chief Executive Officer of the Bank, Edward Wilcox, President and Chief Operating Officer of the Bank, Ronald J. Nicolas, Jr., Senior Executive Vice President and Chief Financial Officer of the Company and the Bank, Michael S. Karr, Senior Executive Vice President and Chief Risk Officer of the Bank, and Thomas Rice, Senior Executive Vice President and Chief Innovation Officer of the Bank. The following table shows the compensation of the NEOs for services to the Company or the Bank during the years ended December 31, 2017, 2018 and 2019.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation(2)	Change in Pension Value (Nonqualified Compensation Contribution)(3)	All Other Compensation(4)	Total
Steven R. Gardner	2019	$797,900	$—	$3,322,686	$—	$907,264	$150,936	$100,467	$5,279,253
Chairman, President and Chief Executive Officer	2018	750,800	—	2,495,078	—	913,594	290,138	205,902	4,655,512
	2017	700,000	—	2,250,009	—	826,269	273,282	81,422	4,130,982

Edward E. Wilcox	2019	498,500	—	1,533,566	—	510,336	57,399	59,879	2,659,680
President and Chief Operating Officer of the Bank	2018	464,100	—	970,277	—	509,785	54,064	122,004	2,120,230
	2017	400,000	—	400,019	—	424,939	50,924	34,440	1,310,322

Ronald J. Nicolas, Jr.	2019	472,400	—	894,592	—	404,016	—	57,371	1,828,379
Senior Executive Vice President and Chief Financial Officer	2018	409,000	—	637,465	—	376,218	—	106,193	1,528,876
	2017	340,000	—	225,001	—	300,998	—	99,162	965,161

Michael S. Karr	2019	348,500	175,000	511,170	—	—	—	56,446	1,091,116
Senior Executive Vice President and Chief Risk Officer	2018	315,600	—	443,545	—	191,855	—	99,162	1,050,162
	2017	300,000	—	175,019	—	177,058	—	36,433	688,510

Thomas E. Rice	2019	365,000	182,500	562,318	—	—	—	59,811	1,169,629
Senior Executive Vice President and Chief Innovation Officer	2018	364,700	—	554,431	—	222,308	—	89,453	1,230,891
	2017	325,000	—	175,019	—	191,813	—	37,618	729,450

(1) These amounts represent the aggregate grant date fair value of restricted stock and RSUs granted in 2019, 2018 and 2017, calculated in accordance with Financial Accounting Standards Board Account Standards Codification Topic 718 (“FASB ASC Topic 718”). Assumptions used in the calculation of these amounts are discussed in Note 16 to our Consolidated Audited Financial Statements for the fiscal year ended December 31, 2019, included in our Form 10-K. Fair value is based on 100% of the closing price per share of our common stock, which considers the expected dividends, on the date of grant for all but the 2018 and 2019 RSUs, the vesting of which are based on the market performance of shares of our common stock as compared to the KRX and the valuation date fair value of which is based on a Monte Carlo simulation used to account for the market condition. The number of awards granted in 2019 is reflected in the “Grants of Plan-Based Awards in 2019” table, below. The fair value of the RSUs granted in 2019 and 2018 is shown in this table assuming the target level of RSUs will be earned. The fair value of the RSUs granted in 2017, which may be earned at varying levels based on performance over the period 2017-2019, is shown in this table assuming that the maximum level of RSUs will be earned by performance.

(2) Amounts represent payouts of our annual cash incentive awards in 2020, 2019 and 2018 related to fiscal years 2019, 2018, and 2017 respectively. See “Executive Compensation Discussion & Analysis – Annual Cash Incentive Program.”

(3) Amounts in this column represent Company contributions under our Salary Continuation Plan. See “Nonqualified Deferred Compensation” below.

(4) All Other Compensation consisted of amounts shown in the “All Other Compensation” table below.

All Other Compensation
Name	Year	401(k) Contributions	Auto(1)	Insurance(2)	Vacation Payout	Financial and Tax Planning	Other(3)	Total
Steven R. Gardner	2019	$11,000	$23,665	$25,638	$—	$17,485	$22,679	$100,467
Edward E. Wilcox	2019	11,000	11,087	18,303	—	17,485	2,004	59,879
Ronald J. Nicolas, Jr.	2019	11,000	7,200	19,586	—	17,485	2,100	57,371
Michael S. Karr	2019	8,395	7,200	21,362	—	17,485	2,004	56,446
Thomas E. Rice	2019	11,000	7,200	24,126	—	17,485	—	59,811

(1) For Messrs. Gardner and Wilcox, the amounts represent the cost to the Company to provide the use of a company-leased vehicle. For Messrs. Nicolas, Karr and Rice, the amounts reflect an automobile allowance.

(2) The amount represents life insurance premiums and health care benefits.

(3) The amount represents club membership fees.

Grants of Plan Based Awards in 2019

The following table includes information about awards granted to the NEOs in 2019. All of the awards shown were granted under the 2012 Long-Term Incentive Plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of		Grant Date Fair Value of Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)		and Option Awards ($)
Steven R. Gardner		400,000	800,000	1,200,000
	2/28/2019				27,220	54,439	108,878			1,697,682	(1)
	2/28/2019							54,439	(2)	1,625,004	(1)

Edward E. Wilcox		225,000	450,000	675,000
	2/28/2019				12,563	25,126	50,252			783,555	(1)
	2/28/2019							25,126	(2)	750,011	(1)

Ronald J. Nicolas, Jr.		180,500	356,250	536,750
	2/28/2019				7,329	14,657	29,314			457,081	(1)
	2/28/2019							14,657		437,511	(1)

Michael S. Karr		—	—	—
	2/28/2019				4,188	8,375	16,750			261,176	(1)
	2/28/2019							8,375	(2)	249,994	(1)

Thomas E. Rice		—	—	—
	2/28/2019				4,607	9,213	18,426			287,310	(1)
	2/28/2019							9,213	(2)	275,008	(1)

(1) Amounts relate to RSUs granted in 2019. Dividends are accrued and paid at the time of vesting. The grant date fair value of RSUs, which may be earned at varying levels based on performance over the period 2019-2021, is shown in this table assuming that the targeted level of RSUs will be earned by performance. Depending on the actual performance achieved, the reporting person may receive between 0% and 200% of such targeted amount. The RSUs will vest, if at all, on February 28, 2022. 50% vesting will be tied entirely to performance, measured by a three-year average relative total shareholder return percentile range compared to the KRX. 25% vesting will be based on the Company's average ROAA percentile performance as compared to KRX companies over the performance period. 25% vesting will be based on the Company's average ROATCE percentile performance as compared to the KRX companies over the performance period.

(2) Amounts relate to RSAs granted in 2019 that vest in equal installments over a three-year period. Dividends are paid on unvested RSAs at the same rate as dividends are paid to stockholders on the Company's common stock.

Outstanding Equity Awards

The following table reflects the equity awards that have been previously awarded to each of the NEOs and which remained outstanding as of December 31, 2019.

		2019 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Steven R. Gardner	1/26/2017	—	—	—	—		14,045	457,867	4,788	156,103
Chairman, President and	2/28/2018	—	—	—	—		17,836	581,454	27,524	897,281
Chief Executive Officer	2/28/2019	—	—	—	—		54,439	1,774,711	55,613	1,812,984

Edward E. Wilcox	1/2/2013	2,531	—	—	10.44	1/2/2023	—	—	—	—
President and	1/2/2014	25,000	—	—	15.68	1/2/2024	—	—	—	—
Chief Banking Officer	1/28/2015	35,000	—	—	15.16	1/28/2025	—	—	—	—
	1/26/2017	—	—	—	—		2,497	81,415	852	27,778
	2/28/2018	—	—	—	—		6,936	226,148	10,703	348,985
	2/28/2019	—	—	—	—		25,126	819,233	25,668	836,899

Ronald J. Nicolas,	1/26/2017	—	—	—	—		1,405	45,810	479	15,605
Jr. Senior Executive Vice President	2/28/2018	—	—	—	—		4,558	148,614	7,034	229,336
and Chief Financial Officer	2/28/2019	—	—	—	—		14,657	477,891	14,973	488,197

Michael S. Karr	1/5/2011	2,000	—	—	6.30	1/5/2021	—	—	—	—
Executive Vice	6/5/2012	25,000	—	—	7.87	6/5/2022	—	—	—	—
President and	1/2/2013	25,000	—	—	10.44	1/2/2023	—	—	—	—
Chief Risk Officer	1/2/2014	20,000	—	—	15.68	1/2/2024	—	—	—	—
	1/28/2015	25,000	—	—	15.16	1/28/2025	—	—	—	—
	1/26/2017	—	—	—	—		1,093	35,637	372	12,138
	2/28/2018	—	—	—	—		3,171	103,390	4,893	159,532
	2/28/2019	—	—	—	—		8,375	273,067	8,556	278,955

	1/2/2014	16,171	—	—	15.68	1/2/2024	—	—	—	—
	1/28/2015	2,964	—	—	15.16	1/28/2025	—	—	—	—
	1/26/2017	—	—	—	—		1,093	35,637	372	12,138
	2/28/2018	—	—	—	—		3,964	129,246	6,116	199,415
	2/28/2019	—	—	—	—		9,213	300,390	9,412	306,867

(1) Market value is determined using the December 31, 2019 closing price of the Company’s common stock of $32.60 per share.

Exercised Options and Restricted Stock Vested in 2019

The following table reflects the number of shares of our common stock acquired by our NEOs upon exercise of outstanding stock options and vesting of restricted stock awards during the fiscal year ended December 31, 2019.

	2019 OPTION EXERCISES AND STOCK VESTED
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(3)
Steven R. Gardner	143,404	2,720,287	60,854	1,785,330
Edward E. Wilcox	38,969	863,139	37,823	1,084,654
Ronald J. Nicolas, Jr.	—	—	24,152	688,813
Michael S. Karr	—	—	25,592	730,517
Thomas E. Rice	8,829	168,971	25,988	742,338

(1) The value realized upon exercise is the difference between the closing price of the Company's common stock on the date of exercise and the exercise price of the options, multiplied by the number of shares acquired upon exercise.

(2) Amounts do not take into consideration any shares withheld by the Company to satisfy employee income taxes.

(3) Represents the value realized upon the vesting of RSAs and RSUs, based on the market value of the awards on the vesting date.

Pension Benefits

We do not have any pension benefit plans.

Nonqualified Deferred Compensation

The Bank implemented our Salary Continuation Plan in 2006 (amended in 2013). The Salary Continuation Plan is an unfunded nonqualified supplemental retirement plan for Mr. Gardner and Mr. Wilcox. The Salary Continuation Plan, as amended, provides for the annual benefit of $200,000 for the CEO and $100,000 for Mr. Wilcox upon a normal retirement at or after age 62, payable for 15 years. Such benefit would be paid in 12 monthly installments commencing the month after normal retirement. The Salary Continuation Plan also provides for a reduced annual benefit (at December 31, 2019, this annual amount was $200,000 for Mr. Gardner and $30,031 for Mr. Wilcox, payable for 15 years), payable upon termination before normal retirement age (including an early retirement or termination due to disability), and provides for accelerated payment of a specified lump sum amount upon the NEO’s termination due to death or a change in control, as that term is defined under Code Section 409A. See “Summary of Potential Termination Payments” below.

The amount expensed in 2019 under the Salary Continuation Plan amounted to an aggregate of $673,554, of which $150,936 was for Mr. Gardner, and $57,399 was for Mr. Wilcox (the remainder of the aggregate expense was associated with former executives of financial institutions that have been acquired by the Company). The Salary Continuation Plan was accounted for in accordance with FASB ASC Topic 715 as of December 31, 2019.

Name	Aggregate Balance at Fiscal Year-End Prior to Last Fiscal Year-End ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Steven R. Gardner	1,834,256	150,936	—	—	1,985,192
Edward E. Wilcox	240,686	57,399	—	—	298,085

Employment Agreements, Salary Continuation Plans, Severance and Change-in-Control Payments

We have entered into employment agreements with each of our NEOs. We believe employment agreements serve a number of functions in that they (i) promote retention of our NEOs, (ii) promote complete and consistent documentation and mutual understanding of employment terms, (iii) mitigate uncertainty about future employment and continuity of management in the event of a change in control, (iv) help meet legal requirements under tax laws and other regulations, (v) avoid frequent renegotiation of employment terms, and (vi) protect the Company, the Bank and the Bank’s customers through confidentiality and non-solicitation covenants. The employment agreements with Mr. Gardner and Mr. Nicolas are with the Company and the Bank. The remainder of our NEO employment agreements are between the Bank and the NEO. Set forth below is a summary of the material terms of our NEO employment agreements

Material Term	Summary
Term	Mr. Gardner’s employment agreement has a term of three (3) years. The employment agreements for each of our other NEOs has a term of one (1) year. On each annual anniversary date of an NEO employment agreement, the term automatically is extended for an additional one-year period by either or both of the Company’s and the Bank’s Boards of Directors, as the case may be, unless the NEO, on the one hand, or either or both of the Company or the Bank, as the case may be, on the other hand, gives written notice to the other party of its election not to extend the term of NEO’s employment agreement, with such notice to be given not less than ninety (90) days prior to any such anniversary date. If such notice is given by either party, then the NEO’s employment agreement will terminate at the conclusion of its remaining term.

Base Salary	Each NEO employment agreement establishes a minimum base salary, which may be increased from time to time in such amounts as may be determined by either or both of the Company’s and the Bank’s Boards of Directors, as the case may be. The minimum base salaries for Messrs. Gardner, Wilcox, Nicolas, Karr and Rice are $600,000, $325,000, $300,000, $275,000 and $275,000, respectively.

Discretionary Performance Bonus	Each NEO is eligible for a discretionary performance bonus based on his individual performance and the overall performance of the Company and the Bank, with eligibility and the amount of any such bonus to be at the discretion of the Compensation Committee of the Board of Directors. Maximum discretionary performance bonuses are determined as a percentage of annual base salary. The maximum discretionary performance bonus percentages are 150% for Mr. Gardner, 135% for Mr. Wilcox, 113% for Mr. Nicolas, and 75% for each of Messrs. Karr and Rice.

Other Benefits	Mr. Gardner receives the use of an automobile paid for by the Company and the Bank. Each NEO also is entitled to participate in any pension, retirement or other benefit plan or program given to employees and executives of either or both of the Company and the Bank, as the case may be, to the extent commensurate with the NEO’s then duties and responsibilities as fixed by the Boards of Directors of either or both of the Company and the Bank, as the case may be.

Termination	Pursuant to each NEO’s employment agreement, either or both of the Company and the Bank have the right, at any time upon prior notice of termination, to terminate the NEO’s employment for any reason, including, without limitation, termination for “cause”(1) or disability, and each NEO has the right, upon prior notice of termination, to terminate his employment with either or both of the Company and the Bank, as the case may be, for any reason.

Termination Following Change in Control; Termination for Good Reason	In the event that an NEO’s employment is terminated (i) by either or both of the Company and the Bank, as the case may be, for other than cause, disability or the NEO’s death, and such termination occurs within two (2) years following a “change in control”(2) (as defined in the relevant employment agreement), or (ii) by the NEO due to a material breach of his employment agreement by either or both of the Company and the Bank, as the case may be, or for “good reason”(3), then the NEO will be entitled to receive a lump sum cash severance amount equal to the product of (x) the sum of his base salary plus his incentive bonus for the previous year as in effect immediately prior to the date of termination (y) multiplied by three (3) in the case of Mr. Gardner, two and ninety-nine hundredths (2.99) in the case of Mr. Wilcox, and two (2) in the case of each other NEO, and in each case less taxes and other required withholding.

In addition, the NEO also will be entitled to receive for a period ending at the earlier of (i) the third anniversary of the date of termination with respect to Mr. Gardner, or the first anniversary of the date of termination with respect to each other NEO, or (ii) the date of his full-time employment by another employer, at no cost to him, the continued participation in all group insurance, life insurance, health and accident, disability and other employee benefit plans, programs and arrangements in which he was entitled to participate immediately prior to the date of termination, other than any stock option or other stock compensation plans or bonus plans of either or both of the Company and the Bank, as the case may be; provided, however, if an NEO’s participation in any such plan, program or arrangement is barred, then either or both of the Company and the Bank, as the case may be, will arrange to provide him with benefits substantially similar to those he was entitled to receive under such plans, programs and arrangements.

Termination Not Following Change in Control	In the event that an NEO’s employment is terminated by either or both of the Company and the Bank, as the case may be, for other than cause, disability or the NEO’s death, and such termination does not occur in conjunction with a change in control or two (2) years after a change in control, then the NEO will be entitled to receive a lump sum cash severance amount equal to the sum of (x) his base salary as in effect immediately prior to the date of termination multiplied by (y) three (3), in the case of Mr. Gardner, and one (1) in the case of each other NEO, and in each case less taxes and other required withholding. In addition, the NEO will be entitled to receive the benefits described in the second paragraph under “Termination Following a Change in Control; Termination for Good Reason” immediately above.

Material Term	Summary
Termination for Cause or by the NEO Other Than for Disability or Good Reason	In the event that an NEO’s employment is terminated by either or both of the Company and the Bank, as the case may be, for cause, or an NEO terminates his employment other than for disability or good reason, the NEO will have no right to compensation or other benefits for any period after the applicable date of termination other than for base salary accrued through the date of termination.

Termination as a Result of Death or Disability	In the event that an NEO’s employment is terminated as a result of disability or death during the term of his employment agreement, the NEO, or his estate in the event of his death, will receive the lesser of (i) his existing base salary as in effect as of the date of termination or death, multiplied by one year or (ii) his base salary for the duration of the term of employment, less taxes and other required withholding.

Parachute Payments	If the payments and benefits to an NEO upon termination would constitute a “parachute payment” under Section 280G of the Code, the payments and benefits payable by either or both of the Company and the Bank under an NEO’s employment agreement will be reduced by the amount, if any, which is the minimum necessary to result in no portion of the payments and benefits payable by either or both of the Company and the Bank to the NEO being non-deductible to either or both of the Company and the Bank pursuant to Section 280G of the Code and subject to the excise tax imposed under Section 4999 of the Code.

Parachute Payments	If the payments and benefits to an NEO upon termination would constitute a “parachute payment” under Section 280G of the Code, the payments and benefits payable by either or both of the Company and the Bank under an NEO’s employment agreement will be reduced by the amount, if any, which is the minimum necessary to result in no portion of the payments and benefits payable by either or both of the Company and the Bank to the NEO being non-deductible to either or both of the Company and the Bank pursuant to Section 280G of the Code and subject to the excise tax imposed under Section 4999 of the Code.

Confidentiality and Non-Solicitation	Each NEO has agreed that, during the term of his employment and after termination of his employment, he will not disclose to any other person or entity, other than in the regular course of business of the Company and the Bank, any confidential and proprietary information (as defined in the his employment agreement), other than pursuant to applicable law, regulation or subpoena or with the prior written consent of the Company and the Bank. Each NEO has agreed that during the term of his employment and for two (2) years after the date of termination, he will not solicit for hire or encourage another person to solicit for hire a “covered employee”, as determined in accordance with his employment agreement.

(1) “Cause” means personal dishonesty or incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or other misdemeanor offenses) or final cease-and-desist order or material breach of any provision of the NEO’s employment agreement.

(2) “Change of Control” means the occurrence of any of the following events: (i) the acquisition of control of the Company or the Bank (as defined in the rules and regulations of the applicable banking regulators on the date of the employment agreement); (ii) an event that would be required to be reported in response to Item 5.01(a) of the Current Report on Form 8-K pursuant to Sections 13 or 15(d) of the Exchange Act, or any successor thereto, whether or not any class of securities of the Company is registered under the Exchange Act; (iii) any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), after the date of the employment agreement, other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company or any affiliate of the Company, is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company’s then outstanding securities; (iv) the sale or other disposition of all or substantially all of the assets of the Company or the transfer by the Company of greater than 25% of the voting securities of the Company; or (v) during any period of three consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Company cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election by stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

(3) “Good Reason” means the NEO resigned within two years following a Change in Control based on (i) a material reduction by us of his functions, duties or responsibilities, (ii) a material reduction by us of his base salary, or (iii) our requirement that he be based at a location more than 50 miles from Irvine, California, without the NEO’s express written consent.

Salary Continuation Plans.  Mr. Gardner and Mr. Wilcox participate in our salary continuation plan (the “Salary Continuation Plan”), which provides continued income for a 15-year period after retirement at or after age 62, in the amount of $200,000 per year for Mr. Gardner and $100,000 per year for Mr. Wilcox. A reduced benefit is payable for a pre-age 62 termination, including termination due to disability. However, in the event of a pre-age 62 termination within 12 months after a change in control (as defined under Code Section 409A) or upon death, Mr. Gardner would receive a lump-sum payment of $1,982,130 and Mr. Wilcox would receive a lump-sum payment of $989,413. No benefits are payable under the plan if the NEO is terminated for cause, as defined in the Salary Continuation Plan. Neither Mr. Gardner’s nor Mr. Wilcox’s employment agreements will have an impact on the benefits they are entitled to receive pursuant to the Salary Continuation Plan.

Accelerated Vesting of Equity Awards.  RSAs and unvested stock options granted prior to 2018 generally will vest in full in the event that the NEO’s employment is terminated by us without cause or the NEO terminates for good reason (subject to achievement of the Adjusted NPA performance goal in the case of restricted stock), or if employment terminates due to the NEO’s death or disability. In the event of a change in control, restricted stock and unvested stock options will vest in full if the NEO has been employed by us for at least six months at the time of the change in control. In the case of retirement at or after age 65, options that have been outstanding for at least two years vest in full. RSUs granted prior to 2018 will vest on an accelerated basis at the maximum level in the event that the NEO’s employment terminates due to death or disability, or if, within two years after a change in control, the NEO’s employment is terminated by us without cause or by the NEO for good reason.

Since 2018, RSAs, RSUs and incentive stock option awards will include a “double-trigger” rather than “single-trigger” accelerated vesting, meaning that the award vests in full if an employee is terminated without “cause” or resigns for “good reason” within 24 months of a change of control. “Cause,” “good reason” and “change of control” are each defined in the 2012 Long Term Incentive Plan.

Summary of Potential Termination Payments

The following table reflects the value of termination payments and benefits that each of Messrs. Gardner, Wilcox, Nicolas, Karr and Rice, who were the NEOs serving at December 31, 2019, would receive under their employment agreements and the enhanced termination payments and benefits that Mr. Gardner and Mr. Wilcox would receive under the Salary Continuation Plan, as applicable, if they had terminated employment on December 31, 2019 under the circumstances shown. The table does not include accrued salary and benefits, or certain amounts that the executive would be entitled to receive under plans or arrangements that do not discriminate in scope, terms or operation, in favor of our executive officers and that are generally available to all salaried employees. In addition, the amounts accrued at December 31, 2019 for the account of Mr. Gardner and Mr. Wilcox under the Salary Continuation Plan, as shown above under the heading “Nonqualified Deferred Compensation” and previously reflected as compensation in the current and past Summary Compensation Tables, represents a nonqualified deferred compensation balance, so the table below only shows the extent of any enhancement of that benefit in those termination cases in which an enhancement is provided.

Circumstances or Termination and/or Change in Control	Severance	Insurance Benefits(1)		Salary Continuation Plan(2)		Equity Accelerated Vesting(3)	Total
Steven R. Gardner
Termination for Cause or resignation without Disability or Good Reason (not within two years after a change in control)	$—	$—		$—		$—	$—
Death	800,000	—		1,982,130		4,022,072	6,804,202
Disability	800,000	—		3,000,000		4,022,072	7,822,072
Retirement	—	—		3,000,000		—	3,000,000
Change of Control (regardless of termination)	—	—		1,982,130		457,867	2,439,997
Termination by us without Cause, or by NEO for Good Reason (not within two years after change in control)	2,400,000	110,444	(4)	3,000,000		613,970	6,124,414
Termination by us without Cause or by NEO for Good Reason within two years after a change in control(5),(6)	5,140,782	110,444	(4)	1,982,130	(5)	5,680,397	12,913,753

Edward E. Wilcox
Termination for Cause or resignation without Disability or Good Reason (not within two years after a change in control)	$—	$—		$—		$—	$—
Death	500,000	—		989,413		1,600,041	3,089,454
Disability	500,000	—		450,463		600,041	1,550,504
Retirement	—	—		1,500,000		—	1,500,000
Change of Control (regardless of termination)	—	—		989,413		81,402	1,070,815
Termination by us without Cause, or by NEO for Good Reason (not within two years after change in control)	500,000	28,275	(4)	450,463		109,145	1,087,883
Termination by us without Cause or by NEO for Good Reason within two years after a change in control(5),(6)	3,019,257	28,275	(4)	989,413	(5)	2,339,995	6,376,940

Ronald J. Nicolas Jr.
Termination for Cause or resignation without Disability or Good Reason (not within two years after a change in control)	$—	$—		$—		$—	$—
Death	475,000	—		—		963,513	1,438,513
Disability	475,000	—		—		963,513	1,438,513
Retirement	—	—		—		—	—
Change of Control (regardless of termination)	—	—		—		45,803	45,803
Termination by us without Cause, or by NEO for Good Reason (not within two years after change in control)	475,000	28,035	(4)	—		52,942	555,977
Termination by us without Cause or by NEO for Good Reason within two years after a change in control(5),(6)	1,702,436	28,035	(4)	—		1,883,056	3,613,527

Michael S. Karr
Termination for Cause or resignation without Disability or Good Reason (not within two years after a change in control)	$—	$—		$—		$—	$—
Death	350,000	—		—		599,099	949,099
Disability	350,000	—		—		599,099	949,099
Retirement	—	—		—		—	—
Change of Control (regardless of termination)	—	—		—		35,632	35,632
Termination by us without Cause, or by NEO for Good Reason (not within two years after change in control)	350,000	30,569	(4)	—		41,206	421,775
Termination by us without Cause or by NEO for Good Reason within two years after a change in control(5),(6)	1,144,616	30,569	(4)	—		862,587	2,037,772

Thomas E. Rice
Termination for Cause or resignation without Disability or Good Reason (not within two years after a change in control)	$—	$—		$—		$—	$—
Death	365,000	—		—		684,413	1,049,413
Disability	365,000	—		—		684,413	1,049,413
Retirement	—	—		—		—	—
Change of Control (regardless of termination)	—	—		—		35,632	35,632
Termination by us without Cause, or by NEO for Good Reason (not within two years after change in control)	365,000	35,646	(4)	—		41,206	441,852
Termination by us without Cause or by NEO for Good Reason within two years after a change in control(5),(6)	1,113,710	35,646		—		983,543	2,132,899

(1) Amounts in this column represents the incremental cost to the Company resulting from continuing participation by the individual, at no cost to him, in group insurance, life insurance, health and accident, disability and other employee benefit plans, programs and arrangements in which he was entitled to participate immediately prior to the date of termination (other than any stock option or other stock compensation plans or bonus plans of us), for a period ending at the earlier of (i) the third anniversary of the date of termination in the case of Mr. Gardner and the first anniversary of the date of termination in the case of Messrs. Wilcox, Nicolas, Karr and Rice, and (ii) the date of his full-time employment by another employer, provided that in the event the individual’s participation in any such plan, program or arrangement is barred, we must arrange to provide him with benefits substantially similar to those he was entitled to receive under such plans, programs and arrangements prior to the date of termination.

(2) The accrual balance under the Salary Continuation Plan, at December 31, 2019, is shown above under the heading “Nonqualified Deferred Compensation.” The enhanced benefit amount is the amount by which a lump-sum payout exceeds the accrual balance; such a lump sum would be payable within a specified period following termination. In the case of a termination at December 31, 2019 for which a non-enhanced annual payments would be made over 15 years, the annual amount of such payments would be $200,000 for Mr. Gardner and $30,031 for Mr. Wilcox.

(3) Amounts in this column reflect the value, based on the closing price of the Company’s common stock on December 31, 2019, of the RSAs or RSUs that would become vested upon the occurrence of the termination event stated in the left hand column.

(4) Represents the estimated incremental cost to the Company resulting in the individual’s participation, at no cost to him, in all group insurance, life insurance, health and accident, disability and other employee benefit plans, programs and arrangements in which he was entitled to participate immediately prior to the date of termination (other than any stock option or other stock compensation plans or bonus plans of us), for a period ending at the third anniversary of the date of termination with respect to Mr. Gardner and the first anniversary of the date of termination with respect to Messrs. Wilcox, Nicolas, Karr and Rice (this period would end earlier if the individual commenced full-time employment by another employer). If the individual’s continued participation in any of our applicable plans, programs or arrangements is barred, we must arrange to provide him with benefits substantially similar to those he was entitled to receive under such plans, programs and arrangements prior to the date of termination.

(5) The enhanced amount payable under the Salary Continuation Plan would be payable for any type of termination within 12 months after a change in control, but not for a termination in the second 12 months after a change in control. This amount together with the accrued benefit under the Salary Continuation Plan would be payable in a lump sum within a specified period following termination.

(6) Payments for events relating to a change in control have been calculated assuming no reduction to cause such payments not to be subject to federal excise taxes under the “golden parachute” provisions under Sections 280G and 4999 of the Code. If aggregate payments would be subject to such “golden parachute” excise taxes, the payments will be reduced or delayed to the extent necessary so that the payments will not be subject to such excise taxes.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Holders of Common Stock

The following table sets forth information as to those persons or entities believed by management to be beneficial owners of more than 5% of the Company’s outstanding shares of common stock on March 24, 2020 or as represented by the owner or as disclosed in certain reports regarding such ownership filed by such persons with the Company and with the SEC, in accordance with Sections 13(d) and 13(g) of the Exchange Act. Other than those persons listed below, the Company is not aware of any person, as such term is defined in the Exchange Act, that beneficially owns more than 5% of the Company’s common stock as of March 24, 2020.

	Amount and Nature of Beneficial Ownership		Percent of Class(1)
BlackRock Inc. 55 East 52nd Street New York, NY 10055	8,735,503	(2)	14.68%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	6,036,261	(3)	10.16%
Janus Henderson Group PLC 201 Bishopgate EC2M 3AE United Kingdom	4,062,218	(4)	6.83%
T. Rowe Price Associates, Inc. 100 East Pratt St. Baltimore, MD 21202	3,537,220	(5)	5.94%
Dimensional Fund Advisors LP 6300 Bee Cave Road. Austin, TX 78746	3,477,227	(6)	5.86%

(1) As of March 24, 2020, there were 59,573,466 shares of Company common stock outstanding on which “Percent of Class” in the above table is based.

(2) As reported in a Schedule 13 G/A filed with the SEC on February 4, 2020 for the calendar year ended December 31, 2019, BlackRock Inc. reported having sole voting power over 8,615,384 shares and sole dispositive power over 8,735,503 shares.

(3) As reported in a Schedule 13 G/A filed with the SEC on February 12, 2020 for the calendar year ended December 31, 2019, The Vanguard Group reported having sole voting power over 56,416 shares and sole dispositive power over 5,975,628 shares.

(4) As reported in a Schedule 13 G/A filed with the SEC on February 13, 2020 for the calendar year ended December 31, 2019, Janus Henderson Group PLC reported having shared voting and dispositive power over all of the shares reported.

(5) As reported in a Schedule 13 G filed with the SEC on February 14, 2020 for the calendar year ended December 31, 2019, T. Rowe Price Associates, Inc. reported having sole voting power over 699,634 shares and sole dispositive power over 3,537,220 shares.

(6) As reported in a Schedule 13 G filed with the SEC on February 12, 2020 for the calendar year ended December 31, 2019, Dimensional Fund Advisors LP reported having sole voting power over 3,374,811 shares and sole dispositive power over 3,477,227 shares.

Security Ownership of Directors and Executive Officers

This table and the accompanying footnotes provide a summary of the beneficial ownership of our common stock as of March 24, 2020, by (i) our directors, (ii) our named executive officers, and (iii) all of our current directors and executive officers as a group. The following summary is based on information furnished by the respective directors and officers. Each person has sole voting and investment power with respect to the shares they beneficially own.

				Total Beneficial Ownership
Name	Common Stock	Restricted Stock(1)	Options Exercisable(2)	#(3)	%(4)
	A	B	C	D	E
John J. Carona	34,176	—	—	34,176	*
Ayad A. Fargo	299,332	—	—	299,332	*
Joseph L. Garrett	76,566	—	25,000	101,566	*
Jeff C. Jones	127,478	—	22,500	149,978	*
M. Christian Mitchell	18,048	—	—	18,048	*
Michael J. Morris	29,095	—	2,603	31,698	*
Barbara S. Polsky	—	—	—	—	*
Zareh H. Sarrafian	24,914	—	—	24,914	*
Jaynie M. Studenmund	—	—	—	—	*
Cora M. Tellez	18,453	—	—	18,453	*
Steven R. Gardner	247,933	45,211	—	293,144	*
Edward E. Wilcox	107,944	20,219	62,531	190,694	*
Ronald J. Nicolas, Jr.	26,025	12,051	—	38,076	*
Michael S. Karr	52,123	7,170	97,000	156,293	*
Thomas E. Rice	46,965	8,124	19,135	74,224	*

Stock ownership of all directors and executive officers as a group (22 persons)	1,192,866	186,275	299,769	1,678,910	2.80%

* Represented less than 1% of outstanding shares.

(1) In accordance with applicable SEC rules, shares of restricted stock constitute beneficial ownership because the holder has voting power, but not dispositive power.

(2) In accordance with applicable SEC rules, stock options that are exercisable or will become exercisable, and restricted stock units that will be settled, within 60 days after March 24, 2020 are included in this column.

(3) The amounts are derived by adding shares, restricted stock and options exercisable listed in columns A, B and C of the table.

(4) The amounts contained in column E are derived by dividing the amounts in column D of the table by (i) the total outstanding shares of 59,573,466 plus (ii) the amount in column C for that individual or the group, as applicable.

Equity Compensation Plan Information

The following table provides information as of December 31, 2019, with respect to options and restricted stock units outstanding and shares available for future awards under the Company’s active equity incentive plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders:
Pacific Premier Bancorp, Inc. 2004 Long-term Incentive Plan	3,000		$6.30		—
Pacific Premier Bancorp, Inc. Amended and Restated 2012 Stock Long-Term Incentive Plan, as amended	576,821		15.85		2,879,949
Heritage Oaks Bancorp 2005 Equity Based Compensation Plan	25,677		18.61		—
Heritage Oaks Bancorp 2015 Equity Incentive Plan	24,961		21.63		655,429	(3)
Equity compensation plans not approved by security holders	-		—		—
Total Equity Compensation plans	630,459	(1)	16.26	(2)	3,535,378	(4)

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

(3) Represents shares of Company common stock available for issuance under the Heritage Oaks Bancorp 2015 Equity Incentive Plan (the “HEOP Plan”), which was assumed by the Company in its acquisition of HEOP effective as of April 1, 2017 and adjusted by subsequent forfeiture and shares withheld to satisfy the tax withholding obligations related to any restricted stock award.

(4) Consists of common stock remaining available for awards under our Amended and Restated 2012 Long-Term Incentive Plan and the HEOP Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions and Other Matters

Transactions with Certain Related Persons

Our Board has adopted a written policy governing the approval of related-party transactions (the “RPT Policy”). A “related party transaction” means any transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness), or any series of similar transactions, arrangements or relationships, in which (i) the Company or any of its subsidiaries is or will be a participant, (ii) the aggregate amount involved will or may be expected to exceed $120,000 in any fiscal year, and (iii) any “related party” has or will have a direct or indirect material interest. Under the RPT Policy, the term “related party” includes an executive officer, director, nominee for director, any shareholder owning more than 5% of any class of the Company’s voting securities, or an immediate family member of the foregoing.

In summary, the RPT Policy provides that unless a transaction is deemed to be pre-approved, each transaction involving a related party that involves amounts greater than $120,000 per year must be approved by disinterested members of the Governance Committee, which is comprised solely of independent directors. The list of transactions that are deemed pre-approved under the RPT Policy include, without limitation, indemnification payments, compensation paid to directors and executive officers for their services as directors and executive officers, and routine banking-related services such as a related party using the Bank’s services as a depositary of funds.

The Bank provides deposit and other services to HOA’s and HOA management companies nationwide. The Bank’s HOA Banking Unit focuses exclusively on generating business banking relationships and servicing the specialized banking needs of HOA management companies and their respective clients. The Bank is party to a five-year Depository Services Agreement with Associa that expires in 2023, covering various management company offices in which Associa has a controlling interest (the “Services Agreement”). The Services Agreement effectively replaced a pre-existing Depository Services Agreement between the same parties. Mr. Carona, who is a director of the Company and the Bank, is the sole shareholder, President and Chief Executive Officer of Associa. The Services Agreement governs the services provided by the Bank to HOA management companies indirectly controlled by Associa and those services provided by the HOA management companies to the Bank. Pursuant to the Services Agreement, the Bank paid approximately $4.9 million to Associa and entities controlled by Associa in 2019. These payments are attributable to Mr. Carona as a result of his ownership interest in Associa during 2019. The Company expects that such payments will continue to exceed $120,000 in 2020.

Although the Bank receives deposits from HOA management companies not affiliated with Associa, the Company’s and the Bank’s relationship with Associa and its management companies is an important component of our successful HOA Banking Unit. Associa is the largest privately held HOA management company in the U.S. and operates a holding company that owns numerous subsidiary management companies. The Associa HOA management companies that maintain deposit relationships with the Bank represent thousands of HOAs and thousands of HOA accounts. The Banks’ relationship with the Associa HOA management companies offers the Bank the ability to take advantage of important efficiencies, cost savings and lower fees created by the role of the Associa management companies in the banking relationships the Bank maintains with the HOAs. Although we have depository relationships with HOA management companies affiliated with Associa, an entity controlled by Mr. Carona, and have a contractual relationship with Associa itself, we believe that we have adequate procedures in place to identify, minimize and manage any potential or actual conflicts of interest that may arise as a result of these relationships and Mr. Carona's service on our Board.

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

Board of Directors Independence

Each member of our Board and the Bank’s Board is elected annually and will continue to serve until their successors are elected and qualified, or until their early resignation. Our Corporate Governance Policy requires that our Board consist predominantly of directors who are not currently, and have not been, during the most recent three years, employed by us (i.e. non-management directors). Currently, the Company’s Chairman, President and CEO, Mr. Gardner, is the only director who is also a member of management.

In addition, our Corporate Governance Policy requires that a majority of our Board consist of “independent directors” as defined under the NASDAQ Stock Market (“NASDAQ”) rules. No director will be “independent” unless the Board affirmatively determines that the director meets the categorical standards set forth in the NASDAQ rules and otherwise has no relationship with the Company that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and has no material relationship with the Company, either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company. In addition, the Board of Directors considers the director independence guidelines established by institutional shareholder advisory services. The Board of Directors balances those guidelines with the independence standards established by NASDAQ rules and other important qualitative factors identified by the Board of Directors when evaluating whether an individual who otherwise satisfies the independence standards set forth in the NASDAQ rules also should be considered sufficiently independent for service on the Audit, Compensation and Governance Committees.

The Governance Committee is responsible for the annual review, together with the Board of Directors, of the appropriate criteria and standards for determining director independence consistent with NASDAQ rules. The Board of Directors has determined that Ayad A. Fargo, Joseph L. Garrett, Jeff C. Jones, M. Christian Mitchell, Michael Morris, Barbara S. Polsky, Zareh H. Sarrafian, Jaynie M. Studenmund and Cora M. Tellez are independent under the NASDAQ rules and have no material relationships with the Company.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

Fees for professional services rendered to the Company by Crowe LLP for the years ended December 31, 2019 and 2018 were as follows:

	For the Years Ended December 31,
	2019	2018
Audit fees	$1,314,500	$926,041
Audit-related fees	150,685	470,675
Total audit and audit-related fees	1,465,185	1,396,716
All other fees	7,500	21,020
Total fees	$1,472,685	$1,417,736

Audit Fees

Audit fees are related to the integrated audit of the Company’s annual financial statements for the years ended December 31, 2019 and 2018, and for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q and 10-K for those years.

Audit-Related Fees

Audit related fees for each of 2019 and 2018 included fees for audits of the Company’s 401(k) plan, accounting consultations and, in 2019, comfort letter procedures relating to the filing with the SEC of the Company’s Form S-3 in connection with the public issuance of the Company’s subordinated notes.

All Other Fees

All other fees for 2019 included consultation fees related to our adoption of Accounting Standards Update 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the Current Expected Credit Loss or CECL. All other fees for 2018 included fees related to the acquisition of Grandpoint. The Audit Committee has adopted a policy that requires advance approval of all audit, audit related, tax services and other services performed by the independent auditor. The policy provides for pre-approval by the Audit Committee of specified audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it.

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

In 2019, 100% of Audit-Related Fees and All Other Fees were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) **

*	Previously filed.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.

By:	/s/ Steven R. Gardner
Steven R. Gardner
Chairman, President and Chief Executive Officer

DATED: April 3, 2020