Form 10-Q
period 2020-03-31
PACIFIC PREMIER BANCORP INC
filed 2020-05-08
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
The number of shares outstanding of the registrant’s common stock as of May 1, 2020 was 59,966,681.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)
(Unaudited)

ASSETS	March 31, 2020	December 31, 2019
Cash and due from banks	$108,285	$135,847
Interest-bearing deposits with financial institutions	425,747	191,003
Cash and cash equivalents	534,032	326,850
Interest-bearing time deposits with financial institutions	2,708	2,708
Investments held-to-maturity, at amortized cost (fair value of $36,238 and $38,760 as of March 31, 2020 and December 31, 2019, respectively)	34,553	37,838
Investment securities available-for-sale, at fair value	1,337,761	1,368,384
FHLB, FRB and other stock, at cost	92,858	93,061
Loans held for sale, at lower of cost or fair value	111	1,672
Loans held for investment	8,754,869	8,722,311
Allowance for credit losses	(115,422)	(35,698)
Loans held for investment, net	8,639,447	8,686,613
Accrued interest receivable	38,294	39,442
Other real estate owned	441	441
Premises and equipment	61,615	59,001
Deferred income taxes, net	15,249	—
Bank owned life insurance	113,461	113,376
Intangible assets	79,349	83,312
Goodwill	808,322	808,322
Other assets	218,008	154,992
Total assets	$11,976,209	$11,776,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$3,943,260	$3,857,660
Interest-bearing:
Checking	577,966	586,019
Money market/savings	3,499,305	3,406,988
Retail certificates of deposit	897,680	973,465
Wholesale/brokered certificates of deposit	174,861	74,377
Total interest-bearing	5,149,812	5,040,849
Total deposits	9,093,072	8,898,509
FHLB advances and other borrowings	521,017	517,026
Subordinated debentures	215,269	215,145
Deferred income taxes, net	—	1,371
Accrued expenses and other liabilities	143,934	131,367
Total liabilities	9,973,292	9,763,418
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized at March 31, 2020 and December 31, 2019; 59,975,281 shares and 59,506,057 shares issued and outstanding, respectively.	586	586
Additional paid-in capital	1,596,680	1,594,434
Retained earnings	361,242	396,051
Accumulated other comprehensive income	44,409	21,523
Total stockholders’ equity	2,002,917	2,012,594
Total liabilities and stockholders’ equity	$11,976,209	$11,776,012

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
INTEREST INCOME
Loans	$113,265	$119,353	$121,476
Investment securities and other interest-earning assets	10,524	10,493	9,767
Total interest income	123,789	129,846	131,243
INTEREST EXPENSE
Deposits	10,487	13,144	13,284
FHLB advances and other borrowings	1,081	730	4,802
Subordinated debentures	3,046	3,053	1,751
Total interest expense	14,614	16,927	19,837
Net interest income before provision for credit losses	109,175	112,919	111,406
Provision for credit losses	25,454	2,297	1,526
Net interest income after provision for credit losses	83,721	110,622	109,880
NONINTEREST INCOME
Loan servicing fees	480	487	398
Service charges on deposit accounts	1,715	1,558	1,330
Other service fee income	311	359	356
Debit card interchange fee income	348	367	1,071
Earnings on bank-owned life insurance	1,336	864	910
Net gain from sales of loans	771	1,698	1,729
Net gain from sales of investment securities	7,760	3,671	427
Other income	1,754	797	1,460
Total noninterest income	14,475	9,801	7,681
NONINTEREST EXPENSE
Compensation and benefits	34,376	36,409	33,388
Premises and occupancy	8,168	8,113	7,535
Data processing	3,253	3,241	2,930
Other real estate owned operations, net	14	31	3
FDIC insurance premiums	367	(766)	800
Legal, audit and professional expense	3,126	3,268	2,998
Marketing expense	1,412	1,713	1,497
Office, telecommunications and postage expense	1,103	1,105	1,210
Loan expense	822	1,064	873
Deposit expense	4,988	4,537	3,583
Merger-related expense	1,724	—	655
Core deposit intangible (“CDI”) amortization	3,965	4,247	4,436
Other expense	3,313	3,254	3,669
Total noninterest expense	66,631	66,216	63,577
Net income before income taxes	31,565	54,207	53,984
Income tax	5,825	13,109	15,266
Net income	$25,740	$41,098	$38,718
EARNINGS PER SHARE
Basic	$0.43	$0.69	$0.62
Diluted	0.43	0.69	0.62
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	59,007,191	58,816,352	61,987,605
Diluted	59,189,717	59,182,054	62,285,783

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Net income	$25,740	$41,098	$38,718
Other comprehensive income, net of tax:
Unrealized holding gain (loss) on securities available-for-sale arising during the period, net of income taxes (1)	28,420	(6,054)	10,967
Reclassification adjustment for net gain on sales of securities included in net income, net of income taxes (2)	(5,534)	(2,618)	(306)
Other comprehensive income (loss), net of tax	22,886	(8,672)	10,661
Comprehensive income, net of tax	$48,626	$32,426	$49,379
______________________________
(1) Income tax expense (benefit) on the unrealized gain (loss) on securities was $11.4 million for the three months ended March 31, 2020, $(2.6) million for the three months ended December 31, 2019 and $4.5 million for the three months ended March 31, 2019.

(2) Income tax expense (benefit) on the reclassification adjustment for net gain (loss) on sales of securities included in net income was $2.2 million for the three months ended March 31, 2020, $1.1 million for the three months ended December 31, 2019, $121,000 for the three months ended March 31, 2019.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Dollars in thousands)
(Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2019	59,506,057	$586	$1,594,434	$396,051	$21,523	$2,012,594
Net income	—	—	—	25,740		25,740
Other comprehensive income	—	—	—	—	22,886	22,886
Cash dividends declared ($0.25 per common share)	—	—	—	(14,882)	—	(14,882)
Dividend equivalents declared ($0.25 per restricted stock unit)	—	—	42	(42)	—	—
Share-based compensation expense	—	—	2,309	—	—	2,309
Issuance of restricted stock, net	446,815	—	—	—	—	—
Restricted stock surrendered and canceled	(29,474)	—	(1,008)	—	—	(1,008)
Exercise of stock options	51,883	—	903	—	—	903
Cumulative effect of the change in accounting principal (1)	—	—	—	(45,625)	—	(45,625)
Balance at March 31, 2020	$59,975,281	$586	$1,596,680	$361,242	$44,409	$2,002,917

Balance at December 31, 2018	62,480,755	$617	$1,674,274	$300,407	$(5,601)	$1,969,697
Net income	—	—	—	38,718	—	38,718
Other comprehensive income	—	—	—	—	10,661	10,661
Cash dividends declared ($0.22 per common share)	—	—	—	(13,749)	—	(13,749)
Dividend equivalents declared ($0.22 per restricted stock unit)	—	—	13	(13)	—	—
Share-based compensation expense	—	—	2,453	—	—	2,453
Issuance of restricted stock, net	289,754	—	—	—	—	—
Restricted stock surrendered and canceled	(37,279)	—	(1,047)	—	—	(1,047)
Exercise of stock options	40,069	—	331	—	—	331
Balance at March 31, 2019	62,773,299	$617	$1,676,024	$325,363	$5,060	$2,007,064
______________________________
(1) Related to the adoption of Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. See Note 2 - Recently Issue Accounting Pronouncements for further discussion.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$25,740	$38,718
Adjustments to net income:
Depreciation and amortization expense	2,580	2,259
Provision for credit losses	25,454	1,526
Share-based compensation expense	2,309	2,453
Loss on sales and disposals of premises and equipment	10	64
Net amortization on securities	1,238	1,453
Net accretion of discounts/premiums for acquired loans and deferred loan fees/costs	(5,604)	(5,723)
Gain on sales of investment securities available-for-sale	(7,760)	(427)
Originations of loans held for sale	(10,491)	(31,762)
Proceeds from the sales of and principal payments from loans held for sale	13,961	27,623
Gain on sales of loans	(771)	(1,729)
Deferred income tax (benefit) expense	(7,476)	1,995
Change in accrued expenses and other liabilities, net	(5,058)	(11,956)
Income from bank owned life insurance, net	(1,129)	(713)
Amortization of core deposit intangible	3,965	4,436
Change in accrued interest receivable and other assets, net	8,953	13,091
Net cash provided by operating activities	45,921	41,308
Cash flows from investing activities:
Net decrease in interest-bearing time deposits with financial institutions	—	247
Loan originations and payments, net	11,902	(23,660)
Proceeds from loans held for sale previously classified as portfolio loans	25,038	—
Purchase of loans held for investment	(66,470)	—
Proceeds from prepayments and maturities of held-to-maturity securities	3,234	1,310
Purchase of securities available-for-sale	(104,725)	(226,836)
Proceeds from prepayments and maturities of securities available-for-sale	18,737	28,404
Proceeds from sale of securities available-for-sale	97,886	168,837
Proceeds from the sales of premises and equipment	38	2,650
Proceeds from bank owned insurance death benefit	—	220
Purchases of premises and equipment	(5,242)	(1,805)
Change in FHLB, FRB and other stock, at cost	(8)	488
Funding of CRA investments	(2,705)	(470)
Net cash used in investing activities	(22,315)	(50,615)
Cash flows from financing activities:
Net increase in deposit accounts	194,563	56,823
Net change in short-term borrowings	9,000	(53,075)
Repayment of long-term FHLB borrowings	(5,000)	(5,000)
Cash dividends paid	(14,882)	(13,749)
Proceeds from exercise of stock options	903	331
Restricted stock surrendered and canceled	(1,008)	(1,047)
Net cash provided by (used in) financing activities	183,576	(15,717)
Net increase in cash and cash equivalents	207,182	(25,024)
Cash and cash equivalents, beginning of period	326,850	203,406
Cash and cash equivalents, end of period	$534,032	$178,382

Supplemental cash flow disclosures:
Interest paid	$13,618	$18,519
Income taxes paid	84	53
Noncash investing activities during the period:
Transfers from portfolio loans to loans held for sale	26,176	—
Transfers from loans to other real estate owned	—	34
Recognition of operating lease right-of-use assets	(10,706)	(45,675)
Recognition of operating lease liabilities	10,706	45,675
Receivable on unsettled security sales	57,385	1,061
Due on unsettled security purchases	—	(25,657)
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(UNAUDITED)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2020. Certain items in the prior year financial statements were reclassified to conform to the current year presentation. Reclassification had no effect on prior year net income or stockholders’ equity.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

The Company accounts for its investments in its wholly owned special purpose entities, Heritage Oaks Capital Trust II and Santa Lucia Bancorp (CA) Capital Trust, under the equity method whereby the subsidiary’s net earnings are recognized in the Company’s statement of income and the investment in these entities is included in Other Assets on the Company’s Consolidated Statements of Financial Condition. See Note 8 Subordinated Debentures for additional information.

Note 2 – Recently Issued Accounting Pronouncements

Accounting Standards Adopted in 2020

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This Update replaces the incurred loss impairment model in current U.S. GAAP with a model that reflects current expected credit losses (“CECL”). The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. CECL also requires credit losses on available-for-sale debt securities be measured through an allowance for credit losses when the fair value is less than the amortized cost basis. It also applies to off-balance sheet credit exposures. The Update requires that all expected credit losses for financial assets held at the reporting date be measured based on historical experience, current conditions and reasonable and supportable forecasts. The Update also requires enhanced disclosure, including qualitative and quantitative disclosures that provide additional information about significant estimates and judgments used in estimating credit losses. The provisions of this Update became effective for the Company for all annual and interim periods beginning January 1, 2020.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This Update was issued as part of an ongoing project on the FASB’s agenda for improving the Codification or correcting for its unintended application. The FASB issued this Update, which is specific to Updates: 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this Update became effective for all interim and annual reporting periods for the Company on January 1, 2020. The Company adopted the provisions within this Update in conjunction with the implementation of Accounting Standard Codification (“ASC”) 326, Financial Instruments - Credit Losses, as discussed below, including: (i) the election to not measure credit losses on accrued interest receivable when such balances are written-off in a timely manner when deemed uncollectable and (ii) the election to not include the balance of accrued interest receivable as part of the amortized cost of a loan, but rather to present it separately in the consolidated statements of financial position.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326) - Targeted Transition Relief. This Update was issued to allow entities that have certain financial instruments within the scope of ASC 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost, to make an irrevocable election to elect the fair value option for those instruments in ASC 825-10, Financial Instruments - Overall upon the adoption of ASC 326, which for the Company was January 1, 2020. The fair value option is not applicable to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. The Company did not elect the fair value option for any of its financial assets upon the adoption of ASC 326 on January 1, 2020.

The Company has developed an expected credit loss estimation model in accordance with ASC 326. The Company implemented the model through a cross-functional effort steered by a CECL Committee, related sub-committees and working groups. These committees, sub-committees and working groups, collectively, were primarily comprised of senior management and staff members from our finance, credit, lending, internal audit, risk management and IT functional areas.

Depending on the nature of each identified pool of financial assets with similar risk characteristics, the Company employs the use of a probability of default (“PD”) and loss given default (“LGD”) discounted cash flow methodology for commercial real estate and commercial loans, and a loss-rate methodology for retail loans, in order to estimate expected future credit losses. The Company’s model incorporates reasonable and supportable economic forecasts into the estimate of expected credit losses, which requires significant judgment. Management leverages economic projections from a reputable and independent third party to inform its reasonable and supportable economic forecasts.

Effective January 1, 2020, the Company adopted the provisions of ASC 326 through the application of the modified retrospective transition approach, and recorded a net decrease of $45.6 million to the beginning balance of retained earnings as of January 1, 2020 for the cumulative effect adjustment, reflecting an initial adjustment to the allowance for credit losses (“ACL”) of $64.0 million, net of related deferred tax assets arising from temporary differences of $18.3 million, commonly referred to as the “Day 1” adjustment. The Day 1 adjustment to the ACL is reflective of expected lifetime credit losses associated with the composition of financial assets within in the scope of ASC 326 as of January 1, 2020, which is comprised of loans held for investment and off-balance sheet credit exposures at January 1, 2020, as well as management’s current expectation of future economic conditions. Management did not have any qualitative adjustments as of January 1, 2020. The Day 1 adjustment was comprised of $55.7 million for loans held for investment and $8.3 million for off-balance sheet commitments for a total of $64.0 million. The Day 1 adjustment to the ACL for loans held for investment consists of $16.1 million for investor loans secured by real estate, $27.6 million for business real estate secured loans, $9.5 million for commercial loans and $2.5 million for retail loans. The majority of the Day 1 increase in the ACL for loans held for investment is attributable primarily to the life of loan loss impact and addition of an allowance on acquired loans based on the methodology discussed above and secondarily to the incorporation of reasonable and supportable economic forecasts into the estimate of expected future credit losses to our commercial real estate and commercial owner-occupied loan portfolios, which have commercial real estate as the primary collateral source and longer contractual maturities relative to our loan portfolio as a whole.  Please also see Note 3 - Significant Accounting Policies, for a discussion on the Company’s accounting policy for the ACL, Note 6 - Loans Held for Investment and Note 7 - Allowance for Credit Losses, for additional information on the Company’s ACL, as well as other related disclosures.

The Company’s assessment of held-to-maturity and available-for-sale investment securities as of January 1, 2020 indicated that an ACL was not required. The Company determined the likelihood of default on held-to-maturity investment securities was remote, and the amount of expected non-repayment on those investments was zero. The Company also analyzed available-for-sale investment securities that were in an unrealized loss position as of January 1, 2020 and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As such, no ACL was recorded for held-to-maturity and available-for-sale securities as of January 1, 2020.

In accordance with ASC 326-10-65, upon the adoption of ASC 326, the Company did not reassess purchased loans with credit deterioration (previously classified as purchased credit impaired loans under ASC 310-30), as there were no such loans on January 1, 2020.

Additionally, there were no investment securities with previously recorded other-than-temporary impairment as of January 1, 2020.

As previously mentioned, in conjunction with the adoption of ASC 326, the Company made an accounting policy election not to measure an ACL on accrued interest receivables in accordance with ASC 326-20-30-5A. When accrued interest receivable is deemed to be uncollectable, the Company promptly reverses such balances through current period earnings in the period they are deemed uncollectable. Additionally, the Company has also elected not to include the balance of accrued interest receivable in the amortized cost basis of financial assets within the scope of ASC 326. Accrued interest receivable will continue to be presented separately in the consolidated financial statements.

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a three-year period the Day 1 adverse regulatory capital effects of ASU 2016-13. Additionally, in March 2020, the U.S. federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years to provide regulatory relief to banking organizations to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the COVID-19 pandemic. As a result, entities have the option to gradually phase in the full effect of CECL on regulatory capital over a five-year transition period. The Company implemented its CECL model commencing January 1, 2020 and elected to phase in the full effect of CECL on regulatory capital over the five-year transition period.

The following table illustrates the impact of the adoption of the CECL model under ASC 326 on the Company’s consolidated statements of financial position as of January 1, 2020:

	January 1, 2020
	Pre-CECL Adoption	Impact of CECL Adoption	As Reported Under CECL
	(Dollars in thousands)
Assets:
Allowance for credit losses on debt securities:
Held-to-maturity	$—	$—	$—
Available-for-sale	—	—	—
Allowance for credit losses on loans:
Investor loans secured by real estate	9,027	16,072	25,099
Business loans secured by real estate	5,492	27,572	33,064
Commercial loans	20,118	9,519	29,637
Retail loans	1,061	2,523	3,584
Deferred tax (liabilities) assets	(1,371)	18,346	16,975
Liabilities:
Allowance for credit losses on off-balance sheet credit exposures	$3,279	$8,285	$11,564
Stockholders' equity:
Retained earnings	$396,051	$(45,625)	$350,426

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In response to concerns about structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. The amendments in this Update provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting as well as optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in this Update are elective and became effective upon issuance for all entities.

An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments in this Update must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic.

An entity may elect to apply the amendments in this Update to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.

If an entity elects to apply any of the amendments for an eligible hedging relationship existing as of the beginning of the interim period that includes March 12, 2020, any adjustments as a result of those elections must be reflected as of the beginning of that interim period and recognized in accordance with the guidance in Reference Rate Reform Subtopics 848-30, 848-40 and 848-50 (as applicable). If an entity elects to apply any of the amendments for a new hedging relationship entered into between the beginning of the interim period that includes March 12, 2020, any adjustments as a result of those elections must be reflected as of the beginning of the hedging relationship and recognized in accordance with the guidance in Reference Rate Reform Subtopics 848-30, 848-40 and 848-50 (as applicable). The Company does not currently engage in hedging related transactions, and as such, the amendments included in this Update have not had an impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement.

The following disclosure requirements for public companies were removed from Topic 820:

•	The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy

•	The policy for timing of transfers between levels

•	The valuation processes for Level 3 fair value measurements

The following disclosure requirements for public companies were modified in Topic 820:

•	The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date

The following disclosure requirements for public companies were added to Topic 820:

•	The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period.

•
The range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.

The amendments in this Update became effective for the Company for fiscal years and interim periods within fiscal years beginning on January 1, 2020. This ASU did not have a material effect on the Company’s financial statements.

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements. This Update provides clarification on certain aspects of an entity’s implementation of Topic 842 including those that relate to:

•
Determining the fair value of the underlying asset by lessors that are not manufacturers or dealers. The amendments related to this item carry forward from Topic 840 to Topic 842 an exception that allows lessors who are not manufacturers or dealers to use the cost of the underlying asset as its fair value.

•
Presentation on the statement of cash flows - sales-type and direct financing leases. The amendments related to this item clarify that all principal payments received on leases by lessors in sales-type or direct financing lease transactions should be reflected in investing activities for entities such as depository and lending institutions within in the scope of Topic 942.

•
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

The amendments in this Update became effective for the Company for fiscal years and interim periods within fiscal years beginning on January 1, 2020. This ASU did not have a material effect on the Company’s financial statements.

Recent Accounting Guidance Not Yet Effective

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323 and Topic 815. The amendments in this Update clarify the interaction of the accounting for equity securities under Topic 321 and investments under the equity method of accounting in Topic 323, as well as the accounting for certain forward contracts and purchased options accounted for under Topic 815. The amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments within this Update also clarify that when applying the guidance in paragraph 815-10-15-141(a) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825. An entity also would evaluate the remaining characteristics in paragraph 815-10-15-141 to determine the accounting for those forward contracts and purchased options. The amendments within this Update become effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including early adoption in an interim period, (1) for public business entities for periods for which financial statements have not yet been issued and (2) for all other entities for periods for which financial statements have not yet been made available for issuance. The Company is evaluating the impact of this Update on its financial statements.

Note 3 – Significant Accounting Policies

Our accounting policies are described in Note 1. Description of Business and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2019 Form 10-K. Select policies have been reiterated below that have a particular affiliation to our interim financial statements.

Revenue Recognition. The Company accounts for certain of its revenue streams in accordance with ASC 606 - Revenue from Contracts with Customers. Revenue streams within the scope of and accounted for under ASC 606 include: service charges and fees on deposit accounts, debit card interchange fees, fees from other services the Bank provides its customers and gains and losses from the sale of other real estate owned and property, premises and equipment. ASC 606 requires revenue to be recognized when the Company satisfies related performance obligations by transferring to the customer a good or service. The recognition of revenue under ASC 606 requires the Company to first identify the contract with the customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and finally recognize revenue when the performance obligations have been satisfied and the good or service has been transferred. The majority of the Company’s contracts with customers associated with revenue streams that are within the scope of ASC 606 are considered short-term in nature and can be canceled at any time by the customer or the Bank, such as a deposit account agreement. Other more significant revenue streams for the Company such as interest income on loans and investment securities are specifically excluded from the scope of ASC 606 and are accounted for under other applicable U.S. GAAP.

Goodwill and Core Deposit Intangible (“CDI”). Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate the necessity for such impairment tests to be performed. In general, the Company has selected the fourth quarter as the period to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet. In light of the COVID-19 pandemic and the deterioration of economic conditions as a result, the Company has performed a goodwill impairment assessment, with the assistance from an independent third party, based on the 60-day average market price of the Company’s common stock as of the assessment date, March 31, 2020, and applied a 50% market participant acquisition premium based upon average observed control premiums for regional banks during the 2008 and 2009 financial crisis. Using a 60-day average market price is appropriate to capture the Company’s value as compared to current stock performance impacted by the COVID-19 pandemic and oil markets as well as our pending acquisition of Opus Bank, targeting a June 1, 2020 effective closing date. As of March 31, 2020, our goodwill with a balance of $808.3 million was determined to not be impaired.

CDI assets arising from whole bank acquisitions are amortized on either an accelerated basis, reflecting the pattern in which the economic benefits of the intangible assets is consumed or otherwise used up, or on a straight-line amortization method over their estimated useful lives, which range from 6 to 10 years.

Leases. The Company accounts for its leases in accordance with ASC 842, which requires the Company to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased asset. Leases with a term of 12 months or less are accounted for using straight-line expense recognition with no liability or asset being recorded for such leases. Other than short-term leases, the Company classifies its leases as either finance leases or operating leases. Leases are classified as finance leases when any of the following are met: (a) the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (b) the lease contains an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (c) the term of the lease represents a major part of the remaining life of the underlying asset, (d) the present value of the future lease payments equals or exceeds substantially all of the fair value of the underlying asset or (e) the underling leased asset is expected to have no alternative use to the lessor at the end of the lease term due to its specialized nature. When the Company’s assessment of a lease does not meet the foregoing criteria, and the term of the lease is in excess of 12 months, the lease is classified as an operating lease.

Liabilities to make lease payments and right-of-use assets are determined based on the total contractual base rents for each lease, discounted at the rate implicit in the lease or at the Company’s estimated incremental borrowing rate if the rate is not implicit in the lease. The Company measures future base rents based on the minimum payments specified in the lease agreement, giving consideration for periodic contractual rent increases which are based on an escalation rate or a specified index. When future rent payments are based on an index, the Company uses the index rate observed at the time of lease commencement to measure future lease payments. Liabilities to make lease payments are accounted for using the interest method, which are reduced by periodic rent payments, net of interest accretion. Right-of-use assets for finance leases are amortized on a straight-line basis over the term of the lease, while right-of-use assets for operating leases are amortized over the term of the lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion on the related liability to make lease payments. Expense recognition for finance leases is representative of the sum of periodic amortization of the associated right-of-use asset as well as the periodic interest accretion on the liability to make lease payments. Expense recognition for operating leases is recorded on a straight-line basis. As of March 31, 2020, all of the Company’s leases were classified as either operating leases or short-term leases.

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

Allowance for Credit Losses on Investment Securities. The ACL on investment securities is determined for both the held-to-maturity and available-for-sale classifications of the investment portfolio in accordance with ASC 326. For available-for-sale investment securities, the Company performs a quarterly qualitative evaluation for securities in an unrealized loss position to determine if, for those investments in an unrealized loss position, the decline in fair value is credit related or non-credit related. In determining whether a security’s decline in fair value is credit related, the Company considers a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) downgrades in credit ratings; (iv) payment structure of the security, (v) the ability of the issuer of the security to make scheduled principal and interest payments and (vi) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads. If it is determined that the unrealized loss can be attributed to credit loss, the Company records the amount of credit loss through a charge to provision for credit losses in current period earnings. However, the amount of credit loss recorded in current period earnings is limited to the amount of the total unrealized loss on the security, which is measured as the amount by which the security’s fair value is below its amortized cost. If it is likely the Company will be required to sell the security in an unrealized loss position, the total amount of the loss is recognized in current period earnings. Unrealized losses deemed non-credit related, the Company records the loss, net of tax, through accumulated other comprehensive income.

The Company determines expected credit losses on available-for-sale and held-to-maturity securities through a discounted cash flow approach, using the security’s effective interest rate. However, as previously mentioned, the measurement of credit losses on available-for-sale securities only occurs when, through the Company’s qualitative assessment, it is determined all or a portion of the unrealized loss is deemed to be credit related. The Company’s discounted cash flow approach incorporates assumptions about the collectability of future cash flows. The amount of credit loss is measured as the amount by which the security’s amortized cost exceeds the present value of expected future cash flows. Credit losses on available-for-sale securities are measured on an individual basis, while credit losses on held-to-maturity securities are measured on a collective basis according to shared risk characteristics. Credit losses on held-to-maturity securities are only recognized at the individual security level when the Company determines a security no longer possesses risk characteristics similar to others in the portfolio. The Company does not measure credit losses on an investment’s accrued interest receivable, but rather promptly reverses from current period earnings the amount of accrued interest that is no longer deemed collectable. Accrued interest receivable for investment securities is included in accrued interest receivable balances in the consolidated statements of financial condition.

Loans Held for Investment. Loans held for investment are loans the Company has the ability and intent to hold until their maturity. These loans are carried at amortized cost, including discounts and premiums on purchased and acquired loans, and net deferred loan origination fees and costs. Purchase discounts and premiums and net deferred loan origination fees and costs on loans are accreted or amortized as an adjustment of yield, using the interest method, over the expected lives of the loans. Income recognition of deferred loan fees and costs is discontinued for loans placed on nonaccrual. Any remaining discounts, premiums, deferred fees or costs and prepayment fees associated with loans that payoff prior to contractual maturity are included in loan interest income in the period of payoff. Loan commitment fees received to originate or purchase a loan are deferred and, if the commitment is exercised, recognized over the life of the loan using the interest method as an adjustment of yield or, if the commitment expires unexercised, recognized as income upon expiration of the commitment.

The Company accrues interest on loans using the interest method and only if deemed collectible. Loans for which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest is past due 90 days based on contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collection of principal and or interest. When loans are placed on nonaccrual status, all interest previously accrued but not collected is promptly reversed against current period interest income, and as such an ACL for accrued interest receivable is not established. Interest income generally is not recognized on nonaccrual loans unless the likelihood of further loss is remote. Interest payments received on nonaccrual loans are applied as a reduction to the loan principal balance. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest.

Allowance for Credit Losses on Loans. The Company accounts for credit losses on loans in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination or acquisition. The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated statements of financial condition. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. The Company measures the ACL on commercial real estate loans and commercial loans using a discounted cash flow approach, and a historical loss rate methodology is used to determine the ACL on retail loans. The Company’s discounted cash flow methodology incorporates a probability of default and loss given default model, as well as expectations of future economic conditions, using reasonable and supportable forecasts. Together, the probability of default and loss given default model with the use of reasonable and supportable forecasts generate estimates for cash flows expected to be collected over the estimated life of a loan. Estimates of future expected cash flows ultimately reflect assumptions made concerning net credit losses over the life of a loan. The use of reasonable and supportable forecasts requires significant judgment, such as selecting forecast scenarios and related scenario-weighting, as well as determining the appropriate length of the forecast horizon. Management leverages economic projections from a reputable and independent third party to inform and provide its reasonable and supportable economic forecasts. Other internal and external indicators of economic forecasts may also be considered by management when developing the forecast metrics. The Company’s ACL model reverts to long-term average loss rates for purposes of estimating expected cash flows beyond a period deemed reasonable and supportable. The Company forecasts economic conditions and expected credit losses over a two-year time horizon before reverting to long-term average loss rates. The duration of the forecast horizon, the period over which forecasts revert to long-term averages, the economic forecasts that management utilizes, as well as additional internal and external indicators of economic forecasts that management considers, may change over time depending on the nature and composition of our loan portfolio. Changes in economic forecasts, in conjunction with changes in loan specific attributes, impact a loan’s probability of default and loss given default, which can drive changes in the determination of the ACL.

Expectations of future cash flows are discounted at the loan’s effective interest rate. The resulting ACL represents the amount by which the loan’s amortized cost exceeds the net present value of a loan’s discounted cash flows. The ACL is recorded through a charge to provision for credit losses and is reduced by charge-offs, net of recoveries on loans previously charged-off. It is the Company’s policy to charge-off loan balances at the time they have been deemed uncollectable. Please also see Note 7 - Allowance for Credit Losses, of these consolidated financial statements for additional discussion concerning the Company’s ACL methodology.

The Company’s ACL model also includes adjustments for qualitative factors, where appropriate. Since historical information (such as historical net losses and economic cycles) may not always, by themselves, provide a sufficient basis for determining future expected credit losses; the Company periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not limited to factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL.

The Company has a credit portfolio review process designed to detect problem loans. Problem loans are typically those of a substandard or worse internal risk grade, and may consist of loans on nonaccrual status, troubled debt restructurings (“TDRs”), loans where the likelihood of foreclosure on underlying collateral has increased, collateral dependent loans and other loans where concern or doubt over the ultimate collectability of all contractual amounts due has become elevated. Such loans may, in the opinion of management, be deemed to no longer possess risk characteristics similar to other loans in the loan portfolio, and as such may require individual evaluation to determine an appropriate ACL for the loan. When a loan is individually evaluated, the Company typically measures the expected credit loss for the loan based on a discounted cash flow approach, unless the loan has been deemed collateral dependent. Collateral dependent loans are loans where the repayment of the loan is expected to come from the operation of and/or eventual liquidation of the underlying collateral. The ACL for collateral dependent loans is determined using estimates for the fair value of the underlying collateral, less costs to sell.

Although management uses the best information available to derive estimates necessary to measure an appropriate level of ACL, future adjustments to the ACL may be necessary due to economic, operating, regulatory and other conditions that may extend beyond the Company’s control.

Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL and credit review process. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

The Company has segmented the loan portfolio according to loans that share similar attributes and risk characteristics. Each segment possesses varying degrees of risk based on, among other things, the type of loan, the type of collateral and the sensitivity of the borrower or industry to changes in external factors such as economic conditions. These segment groupings are: investor real estate secured loans, business real estate secured loans, commercial loans and retail loans. Within each segment grouping there are various classes of loans as disclosed below. The Company determines the ACL for loans based on this more detailed loan segmentation and classification. At March 31, 2020 the Company had the following detailed segmentation on classes of loans:

Investor Loans Secured by Real Estate:

•
Commercial real estate non-owner-occupied - Commercial real estate (“CRE”) non-owner-occupied includes loans for which the Company holds real property as collateral, but where the borrower does not occupy the underlying property. The primary risks associated with these loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral, significant increases in interest rates, which may make the real estate loan unprofitable to the borrower, changes in market rents and vacancy of the underlying property. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.

•
Multifamily - Multifamily loans are secured by multi-tenants (5 or more units) residential real properties. Payments on multifamily loans are dependent on the successful operation or management of the properties, and repayment of these loans may be subject to adverse conditions in the real estate market or the economy.

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

Business Loans Secured by Real Estate:

•
Commercial real estate owner-occupied - CRE owner-occupied includes loans for which the Company holds real property as collateral and where the underlying property is occupied by the borrower, such as with a place of business. These loans are primarily underwritten based on the cash flows of the business and secondarily on the real estate. The primary risks associated with CRE owner-occupied loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make the real estate loan unprofitable to the borrower. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.

•
Franchise secured by real estate - Franchise real estate secured loans are business loans secured by real property occupied by franchised restaurants, generally quick-service restaurants. These loans are primarily underwritten based on the cash flows of the business and secondarily on the real estate.

•
Small Business Administration (“SBA”) - We are approved to originate loans under the SBA’s Preferred Lenders Program (“PLP”). The PLP lending status affords us a higher level of delegated credit autonomy, translating to a significantly shorter turnaround time from application to funding, which is critical to our marketing efforts. We originate loans nationwide under the SBA’s 7(a), SBAExpress, International Trade and 504(a) loan programs, in conformity with SBA underwriting and documentation standards. SBA loans are similar to commercial business loans, but have additional credit enhancement provided by the U.S. Small Business Administration, for up to 85% of the loan amount for loans up to $150,000 and 75% of the loan amount for loans of more than $150,000. The Company originates SBA loans with the intent to sell the guaranteed portion into the secondary market on a quarterly basis. Certain loans classified as SBA are secured by commercial real estate property. SBA loans secured by hotels are included in the segment investor loans secured by real estate, and SBA loans secured by all other forms of real estate are included in the business loans secured by real estate segment. All other SBA loans are included in the commercial loans segment below, and are secured by business assets.

Commercial Loans:

•
Commercial and industrial (including franchise commercial loans) (“C&I”) - Loans secured by business assets including inventory, receivables and machinery and equipment to businesses located generally in our primary market area. Loan types includes revolving lines or credit, term loans, seasonal loans and loans secured by liquid collateral such as cash deposits or marketable securities. Franchise credit facilities not secured by real estate and Home Owners’ Association (“HOA”) credit facilities are included in C&I loans. We also issue letters of credit on behalf of our customers. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.

Retail Loans:

•
One-to-four family - Although we do not originate, we have acquired first lien single family loans through bank acquisitions. The primary risks of one-to-four family loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make loans unprofitable to the borrower.

•
Consumer loans - In addition to consumer loans acquired through our various bank acquisitions, we originate a limited number of consumer loans, generally for banking clients only, which consist primarily of home equity lines of credit, savings account secured loans and auto loans. Repayment of these loans is dependent on the borrower’s ability to pay and the fair value of the underlying collateral.

Troubled Debt Restructurings (“TDRs”). From time-to-time, the Company makes modifications to certain loans when a borrower is experiencing financial difficulty. These modifications are made to alleviate temporary impairments in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. Modifications typically include: changes in the amortization terms of the loan, reductions in interest rates, acceptance of interest only payments and, in limited cases, concessions to the outstanding loan balance. Such loans are typically placed on nonaccrual status and are returned to accrual status when all contractual amounts past due have been brought current, the loan has performed under the modified terms of the loan agreement for a period of at least six months and the ultimate collectability of all contractual amounts due under the modified terms of the loan agreement is no longer in doubt. The Company typically measures the ACL for TDRs on an individual basis when the loans are deemed to no longer share similar risk characteristics with other loans in the portfolio. The determination of the ACL for TDRs is based on a discounted cash flow approach for both those measured collectively and individually, unless the loan is deemed collateral dependent, which requires measurement of the ACL based on the fair value of the collateral less cost to sell.

Acquired Loans. Loans acquired through a purchase or a business combination are recorded at their fair value at the acquisition date. The Company performs an assessment of acquired loans to first determine if such loans have experienced more than insignificant deterioration in credit quality since their origination and thus should be classified and accounted for as purchased credit deteriorated (“PCD”) loans. For loans that have not experienced more than insignificant deterioration in credit quality since origination, referred to as non-PCD loans, the Company records such loans at fair value, with any resulting discount or premium accreted or amortized into interest income over the remaining life of the loan using the interest method. Additionally, upon the purchase or acquisition of non-PCD loans, the Company measures and records an ACL based on the Company’s methodology for determining the ACL. The ACL for non-PCD loans is recorded through a charge to the provision for credit losses in the period in which the loans were purchased or acquired.

Acquired loans that are classified as PCD are acquired at fair value, which includes any resulting premiums or discounts. Premiums and discounts are amortized or accreted into interest income over the remaining life of the loan using the interest method. Unlike non-PCD loans, the initial ACL for PCD loans is established through an adjustment to the acquired loan balance and not through a charge to the provision for credit losses in the period in which the loans were acquired. The ACL for PCD loans is determined with the use of the Company’s ACL methodology. Characteristics of PCD loans include: delinquency, downgrade in credit quality since origination, loans on nonaccrual status and/or other factors the Company may become aware of through its initial analysis of acquired loans that may indicate there has been more than insignificant deterioration in credit quality since a loan’s origination. As of January 1, 2020 and March 31, 2020, there were no loans classified as PCD loans.

Subsequent to acquisition, the ACL for both non-PCD and PCD loans are determined with the use of the Company’s ACL methodology in the same manner as all other loans.

Other Real Estate Owned (“OREO”). Real estate properties acquired through, or in lieu of, loan foreclosure are recorded at fair value, less cost to sell, with any excess of the loan’s amortized cost balance over the fair value of the property recorded as a charge against the ACL. The Company obtains an appraisal and/or market valuation on all other real estate owned at the time of possession. After foreclosure, valuations are periodically performed by management. Any subsequent declines in fair value are recorded as a charge to non-interest expense in current period earnings with a corresponding write-down to the asset. All legal fees and direct costs, including foreclosure and other related costs are expensed as incurred.

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Note 4 – Acquisitions

Pending Acquisition of Opus

On January 31, 2020, the Corporation, the Bank and Opus Bank (“Opus”) entered into a definitive agreement to acquire Opus in an all-stock transaction valued at approximately $1.0 billion, or $26.82 per share, based on a closing price for the Corporation’s common stock of $29.80 as of January 31, 2020. Based on the $18.84 closing price for the Corporation’s common stock as of March 31, 2020, the value of the transaction is approximately $653.3 million, or $16.96 per share. The transaction will increase the Company’s total assets to approximately $20 billion on a pro forma basis as of December 31, 2019.

Opus is a California-chartered state bank headquartered in Irvine, California. As of March 31, 2020, Opus has $8.4 billion in total assets, $6.0 billion in gross loans and $6.7 billion in total deposits. Opus operates 46 banking offices located throughout California, Washington, Oregon and Arizona.

The consideration payable to Opus shareholders upon consummation of the acquisition will consist of whole shares of the Corporation’s common stock and cash in lieu of fractional shares of the Corporation’s common stock. Upon consummation of the transaction, (i) each share of Opus common stock, no par value per share, issued and outstanding immediately prior to the effective time of the acquisition will be canceled and exchanged for the right to receive 0.9000 shares of the Corporation’s common stock, and (ii) each share of Opus Series A non-cumulative, non-voting preferred stock issued and outstanding immediately prior to the effective time of the acquisition will be converted into and canceled in exchange for the right to receive that number of shares of the Corporation’s common stock equal to the product of (X) the number of shares of Opus common stock into which such share of Opus preferred stock is convertible in connection with, and as a result of, the acquisition, and (Y) 0.9000, in each case, plus cash in lieu of fractional shares of the Corporation’s common stock. Existing Corporation shareholders will own approximately 63% of the outstanding shares of the combined company, and Opus shareholders are expected to own approximately 37%. We expect to issue approximately 34.7 million shares of our common stock in the Opus acquisition.

The transaction is targeting a June 1, 2020 effective closing date, subject to the satisfaction of customary closing conditions. For additional information about the proposed acquisition of Opus, see the Corporation’s Current Report on Form 8-K filed with the SEC on February 6, 2020, which includes as an exhibit the definitive agreement.

Note 5 – Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$30,179	$2,654	$—	$32,833
Agency	228,715	19,350	(299)	247,766
Corporate	174,161	2,658	(786)	176,033
Municipal bonds	391,992	15,602	(497)	407,097
Collateralized mortgage obligations	9,346	311	(1)	9,656
Mortgage-backed securities	441,156	23,220	—	464,376
Total investment securities available-for-sale	1,275,549	63,795	(1,583)	1,337,761
Investment securities held-to-maturity:
Mortgage-backed securities	32,865	1,685	—	34,550
Other	1,688	—	—	1,688
Total investment securities held-to-maturity	34,553	1,685	—	36,238
Total investment securities	$1,310,102	$65,480	$(1,583)	$1,373,999

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$60,457	$3,137	$(39)	$63,555
Agency	240,348	7,686	(1,676)	246,358
Corporate	149,150	2,217	(14)	151,353
Municipal bonds	384,032	13,450	(184)	397,298
Collateralized mortgage obligations	9,869	123	(8)	9,984
Mortgage-backed securities	494,404	7,603	(2,171)	499,836
Total investment securities available-for-sale	1,338,260	34,216	(4,092)	1,368,384
Investment securities held-to-maturity:
Mortgage-backed securities	36,114	922	—	37,036
Other	1,724	—	—	1,724
Total investment securities held-to-maturity	37,838	922	—	38,760
Total investment securities	$1,376,098	$35,138	$(4,092)	$1,407,144

Unrealized gains and losses on investment securities available-for-sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At March 31, 2020, the Company had accumulated other comprehensive income of $62.2 million, or $44.4 million net of tax, compared to an accumulated other comprehensive income of $30.1 million, or $21.5 million net of tax, at December 31, 2019.

At March 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Company reviews individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is deemed credit related or due to other factors such as changes in interest rates and general market conditions. The Company recognizes credit losses in current period earnings when declines in the fair value of individual available-for-sale securities are below their amortized cost, and the decline in fair value is deemed to be credit related. Declines in fair value below amortized cost not deemed credit related are recorded net of tax in accumulated other comprehensive income. In the event the Company is required to sell or has the intent to sell an available-for-sale security that has experienced a decline in fair value below its amortized cost, the Company writes the amortized cost of the security down to fair value in the current period.

As of March 31, 2020, the Company has not recorded credit losses on certain available-for-sale securities that were in an unrealized loss position due to the high quality of the investments, with investment grade ratings, and many of them are issued by U.S. government agencies. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company performed an assessment of these investments as of March 31, 2020, and does not believe the declines in fair value are credit related.

At March 31, 2020, there were no available-for-sale or held-to-maturity securities in nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. At March 31, 2020 and December 31, 2019, there were no securities purchased with deterioration in credit quality since their origination. At March 31, 2020, there were no collateral dependent available-for-sale or held-to-maturity securities.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	March 31, 2020
	Less than 12 Months			12 Months or Longer			Total
	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	—	$—	$—	—	$—	$—	—	$—	$—
Agency	—	—	—	9	12,166	(299)	9	12,166	(299)
Corporate	—	—	—	8	47,012	(786)	8	47,012	(786)
Municipal bonds	—	—	—	5	19,663	(497)	5	19,663	(497)
Collateralized mortgage obligations	—	—	—	1	565	(1)	1	565	(1)
Mortgage-backed securities.	—	—	—	—	—	—	—	—	—
Total investment securities available-for-sale	—	—	—	23	79,406	(1,583)	23	79,406	(1,583)
Investment securities held-to-maturity:
Mortgage-backed securities: residential	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—
Total investment securities held-to-maturity	—	—	—	—	—	—	—	—	—
Total investment securities	—	$—	$—	23	$79,406	$(1,583)	23	$79,406	$(1,583)

	December 31, 2019
	Less than 12 Months			12 Months or Longer			Total
	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	1	$10,194	$(39)	—	$—	$—	1	$10,194	$(39)
Agency	13	102,874	(1,340)	9	13,514	(336)	22	116,388	(1,676)
Corporate	1	1,017	(14)	—	—	—	1	1,017	(14)
Municipal bonds	12	30,541	(184)	—	—	—	12	30,541	(184)
Collateralized mortgage obligations	—	—	—	1	603	(8)	1	603	(8)
Mortgage-backed securities.	18	130,014	(1,681)	11	26,886	(490)	29	156,900	(2,171)
Total investment securities available-for-sale	45	274,640	(3,258)	21	41,003	(834)	66	315,643	(4,092)
Investment securities held-to-maturity:
Mortgage-backed securities	—	—	—	—	—	—	—	—	—
Total investment securities held-to-maturity	—	—	—	—	—	—	—	—	—
Total investment securities	45	$274,640	$(3,258)	21	$41,003	$(834)	66	$315,643	$(4,092)

The amortized cost and estimated fair value of investment securities at March 31, 2020, by contractual maturity are shown in the table below.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$—	$—	$20,155	$21,555	$10,024	$11,278	$—	$—	$30,179	$32,833
Agency	1,000	1,019	40,613	43,765	155,152	166,661	31,950	36,321	228,715	247,766
Corporate	—	—	—	—	174,161	176,033	—	—	174,161	176,033
Municipal bonds	9,920	9,607	1,848	1,952	30,979	32,648	349,245	362,890	391,992	407,097
Collateralized mortgage obligations	—	—	—	—	566	565	8,780	9,091	9,346	9,656
Mortgage-backed securities	—	—	2,236	2,436	196,338	208,414	242,582	253,526	441,156	464,376
Total investment securities available-for-sale	10,920	10,626	64,852	69,708	567,220	595,599	632,557	661,828	1,275,549	1,337,761
Investment securities held-to-maturity:
Mortgage-backed securities	—	—	—	—	—	—	32,865	34,550	32,865	34,550
Other	—	—	—	—	—	—	1,688	1,688	1,688	1,688
Total investment securities held-to-maturity	—	—	—	—	—	—	34,553	36,238	34,553	36,238
Total investment securities	$10,920	$10,626	$64,852	$69,708	$567,220	$595,599	$667,110	$698,066	$1,310,102	$1,373,999

During the three months ended March 31, 2020, December 31, 2019 and March 31, 2019, the Company recognized gross gains on sales of available-for-sale securities in the amount of $8.0 million, $3.8 million and $1.0 million, respectively. During the three months ended March 31, 2020, December 31, 2019 and March 31, 2019, the Company recognized gross losses on sales of available-for-sale securities in the amount of $204,000, $147,000 and $615,000, respectively. The Company had net proceeds from the sales of available-for-sale securities of $155.3 million during the three months ended March 31, 2020, of which $57.4 million were receivables for securities with a later settlement date. The Company had net proceeds from the sales of available-for-sale securities of $133.3 million and $168.8 million during the three months ended December 31, 2019 and March 31, 2019.

Investment securities with carrying values of $111.5 million and $125.7 million as of March 31, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, other borrowings and for other purposes as required or permitted by law.

FHLB, FRB and Other Stock

At March 31, 2020, the Company had $17.3 million in Federal Home Loan Bank of San Francisco (“FHLB”) stock, $51.7 million in Federal Reserve Bank of San Francisco (“FRB”) stock and $23.9 million in other stock, all carried at cost. During the three months ended March 31, 2020 and March 31, 2019, the FHLB repurchased $10.3 million and $12.9 million, respectively, of the Company’s excess FHLB stock through its stock repurchase program. During the three months ended December 31, 2019, the FHLB did not repurchase any of the Company’s excess FHLB stock through its stock repurchase program.

The Company evaluates its investments in FHLB, FRB and other stock for impairment periodically, including their capital adequacy and overall financial condition. No impairment loss has been recorded through March 31, 2020.

Allowance for Credit Losses on Investment Securities

The Company accounts for credit losses on debt securities in accordance with ASC 326, which requires the Company to record an ACL on held-to-maturity investment securities at the time of purchase or acquisition. The ACL for held-to-maturity investment securities represents the Company’s current estimate of expected credit losses that may be incurred over the life of the investment. An ACL on available-for-sale investment securities is recorded when the fair value of the investment is below its amortized cost and the decline in fair value has been deemed to be credit related through the Company’s qualitative assessment. Non-credit related declines in fair value of available-for-sale investment securities are not recorded through an ACL, but rather recorded as an adjustment to accumulated other comprehensive income, net of tax. The Company determines credit losses on both available-for-sale investment securities through the use of a discounted cash flow approach using the security’s effective interest rate. The ACL is measured as the amount by which an investment security’s amortized cost exceeds the net present value of expected future cash flows. However, the amount of credit losses for available-for-sale investment securities is limited to the amount of a security’s unrealized loss. The ACL is established through a charge to provision for credit losses in current period earnings.

The Company did not record an ACL for available-for-sale or held-to-maturity investment securities during the three months ended March 31, 2020. For available-for-sale securities where estimated fair value was below amortized cost, such declines were deemed non-credit related and recorded as an adjustment to accumulated other comprehensive income, net of tax. Non-credit related decline in fair value of available-for-sale investment securities can be attributed to changes in interest rates and other market related factors. The Company did not record an ACL for held-to maturity securities during the three months ended March 31, 2020, because the likelihood of non-repayment is remote.

The following table summarizes the Company’s investment securities portfolio by Moody’s external rating equivalent and by vintage as of March 31, 2020:

	Vintage
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars in thousands)
Investment securities available-for-sale
U.S. Treasury
Aaa - Aa3	$—	$—	$22,091	$10,742	$—	$—	$32,833
A1 - A3	—	—	—	—	—	—	—
Baa1 - Baa3	—	—	—	—	—	—	—
Agency
Aaa - Aa3	—	30,350	111,128	9,668	16,063	68,391	235,600
A1 - A3	—	—	—	—	—	—	—
Baa1 - Baa3	—	—	—	—	5,521	6,645	12,166
Corporate debt
Aaa - Aa3	—	—	—	—	—	—	—
A1 - A3	—	19,858	—	—	10,772	—	30,630
Baa1 - Baa3	20,015	42,353	31,435	18,080	20,514	13,006	145,403
Municipal bonds
Aaa - Aa3	19,663	258,095	32,219	39,913	18,950	23,775	392,615
A1 - A3	—	—	—	—	1,800	2,270	4,070
Baa1 - Baa3	—	5,731	—	3,357	—	1,324	10,412
Collateralized mortgage obligations
Aaa - Aa3	—	—	—	—	—	9,656	9,656
A1 - A3	—	—	—	—	—	—	—
Baa1 - Baa3	—	—	—	—	—	—	—
Mortgage-backed securities
Aaa - Aa3	24,063	156,697	54,080	86,204	45,811	97,521	464,376
A1 - A3	—	—	—	—	—	—	—
Baa1 - Baa3	—	—	—	—	—	—	—
Total investment securities available-for-sale	63,741	513,084	250,953	167,964	119,431	222,588	1,337,761
Investment securities held-to-maturity
Mortgage-backed securities
Aaa - Aa3	—	—	10,332	8,104	5,396	9,033	32,865
A1 - A3	—	—	—	—	—	—	—
Baa1 - Baa3	—	—	—	—	—	—	—
Other
Aaa - Aa3	—	—	—	—	—	—	—
A1 - A3	—	—	—	—	—	—	—
Baa1 - Baa3	—	—	672	—	—	1,016	1,688
Total investment securities held-to-maturity	—	—	11,004	8,104	5,396	10,049	34,553
Total investment securities	$63,741	$513,084	$261,957	$176,068	$124,827	$232,637	$1,372,314

Note 6 – Loans Held for Investment

The following table presents the composition of the loan portfolio for the period indicated:

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Investor loans secured by real estate
Commercial real estate (“CRE”) non-owner-occupied	$2,040,198	$2,070,141
Multifamily	1,625,682	1,575,726
Construction and land	377,525	438,786
SBA secured by real estate (1)	61,665	68,431
Total investor loans secured by real estate	4,105,070	4,153,084
Business loans secured by real estate (2)
CRE owner-occupied	1,887,632	1,846,554
Franchise real estate secured	371,428	353,240
SBA secured by real estate (3)	83,640	88,381
Total business loans secured by real estate	2,342,700	2,288,175
Commercial loans (4)
Commercial and industrial	1,458,969	1,393,270
Franchise non-real estate secured	547,793	564,357
SBA non-real estate secured	16,265	17,426
Total commercial loans	2,023,027	1,975,053
Retail loans
Single family residential (5)	237,180	255,024
Consumer	46,892	50,975
Total retail loans	284,072	305,999
Gross loans held for investment (6)	8,754,869	8,722,311
Allowance for credit losses for loans held for investment (7)	(115,422)	(35,698)
Loans held for investment, net	$8,639,447	$8,686,613

Loans held for sale, at lower of cost or fair value	$111	$1,672
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.
(2) Loans to businesses that are collateralized by real estate where the operating cash flow of the business is the primary source of repayment.
(3) SBA loans that are collateralized by real property other than hotel/motel real property.
(4) Loans to businesses where the operating cash flow of the business is the primary source of repayment.
(5) Single family residential includes home equity lines of credit, as well as second trust deeds.
(6) Includes unaccreted fair value net purchase discounts of $35.9 million and $40.7 million as of March 31, 2020 and December 31, 2019, respectively.
(7) The ACL as of December 31, 2019 was the allowance for loan and lease losses (“ALLL”) accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the balance sheet date. The ACL at March 31, 2020 is accounted for under ASC 326, which is reflective of estimated expected lifetime credit losses.

Loans Serviced for Others

The Company generally retains the servicing rights of the guaranteed portion of SBA loans sold, for which the Company records a servicing asset at fair value within its other assets category. At March 31, 2020 and December 31, 2019, the servicing asset totaled $7.3 million and $7.7 million, respectively, and was included in other assets in the Company’s consolidated balance sheets. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. At March 31, 2020 and December 31, 2019, the Company determined that no valuation allowance was necessary.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans and participations serviced for others were $614.7 million at March 31, 2020 and $633.8 million at December 31, 2019, including SBA participations serviced for others totaling $455.9 million at March 31, 2020 and $475.3 million at December 31, 2019.

Concentration of Credit Risk

As of March 31, 2020, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located predominately in California. The Company’s loan portfolio contains concentrations of credit in multifamily real estate, commercial non-owner-occupied real estate, commercial owner-occupied real estate loans and commercial and industrial business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and diversifies its loan portfolio through loan originations, purchases and sales to meet approved concentration levels. While management believes that the collateral presently securing these loans is adequate, there can be no assurances that a significant deterioration in the California real estate market or economy would not expose the Company to significantly greater credit risk.

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus and likewise in excess of 15% of the Bank’s unimpaired capital plus surplus for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $581.5 million for secured loans and $348.9 million for unsecured loans at March 31, 2020. In order to manage concentration risk, the Bank maintains a house lending limit well below these statutory maximums. At March 31, 2020, the Bank’s largest aggregate outstanding balance of loans to one borrower was $128.4 million comprised of $101.5 million and $26.9 million of secured CRE non-owner-occupied and unsecured C&I credit, respectively.

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

The second is in the ongoing oversight of the loan portfolio, where existing credit risk is measured and monitored, and where performance issues are dealt with in a timely and comprehensive fashion. Credit risk is managed within the loan portfolio by the Company’s portfolio managers based on a comprehensive credit and portfolio review policy. This policy requires a program of financial data collection and analysis, comprehensive loan reviews, property and/or business inspections and monitoring of portfolio concentrations and trends. The portfolio managers also monitor borrowing bases under asset-based lines of credit, loan covenants and other conditions associated with the Company’s business loans as a means to help identify potential credit risk. Individual loans, excluding the homogeneous loan portfolio, are reviewed at least every two years and in most cases, more often, including the assignment or confirmation of a risk grade.

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

When a loan is graded as special mention, substandard or doubtful, the Company obtains an updated valuation of the underlying collateral. If, through the Company’s credit risk management process, it is determined the ultimate repayment of a loan will come from the foreclosure upon and ultimate sale of the underlying collateral, the loan is deemed collateral dependent and evaluated individually to determine an appropriate ACL for the loan. The ACL for such loans is measured as the amount by which the fair value of the underlying collateral, less estimated costs to sell, is less than the amortized cost of the loan. The Company typically continues to obtain or confirm updated valuations of underlying collateral for special mention and classified loans on an annual or biannual basis in order to have the most current indication of fair value of the underlying collateral securing the loan. Additionally, once a loan is identified as collateral dependent, due to the likelihood of foreclosure, and repayment of the loan is expected to come from the eventual sale of the underlying collateral, an analysis of the underlying collateral is performed at least quarterly. Changes in the estimated fair value of the collateral are reflected in the lifetime ACL for the loan. Balances deemed to be uncollectable are promptly charged-off.

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as of March 31, 2020:

	Term Loans by Vintage
	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
March 31, 2020	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$104,083	$382,006	$381,751	$302,979	$207,185	$644,656	$11,085	$—	$2,033,745
Special mention	—	—	—	—	—	4,904	—	—	4,904
Substandard	—	—	318	—	—	672	559	—	1,549
Doubtful and loss	—	—	—	—	—	—	—		—
Multifamily
Pass	105,208	308,369	315,462	241,938	291,126	362,377	987	—	1,625,467
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	215	—	—	215
Doubtful and loss	—	—	—	—	—	—	—		—
Construction and land
Pass	2,250	118,550	139,340	106,230	—	8,962	391	—	375,723
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,802	—	$—	—	—	1,802
Doubtful and loss	—	—	—	—	—	—	—		—
SBA secured by real estate (1)
Pass	494	10,726	12,324	16,189	7,160	11,032	—	—	57,925
Special mention	—	—	—	699	—	271	—	—	970
Substandard	—	—	1,494	—	392	884	—	—	2,770
Doubtful and loss	—	—	—	—	—	—	—		—
Total investor loans secured by real estate	$212,035	$819,651	$850,689	$669,837	$505,863	$1,033,973	$13,022	$—	$4,105,070
Business loans secured by real estate (2)
CRE owner-occupied
Pass	$114,657	$315,128	$304,390	$311,399	$268,077	$540,945	$5,820	$—	$1,860,416
Special mention	—	—	—	8,251	—	6,875	—	—	15,126
Substandard	—	—	3,635	727	2,180	5,298	250	—	12,090
Doubtful and loss	—	—	—	—	—	—	—		—
Franchise real estate secured
Pass	19,326	87,574	76,587	109,203	31,652	46,184	—	—	370,526
Special mention	—	—	—	—	—	902	—	—	902
Substandard	—	—	—	—	—	—	—	—	—
Doubtful and loss	—	—	—	—	—	—	—		—
SBA secured by real estate (3)
Pass	2,109	7,723	14,253	17,388	11,027	25,896	364	—	78,760
Special mention	—	—	—	1,015	351	466	—	—	1,832
Substandard	—	—	—	1,033	413	1,602	—	—	3,048
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total loans secured by business real estate	$136,092	$410,425	$398,865	$449,016	$313,700	$628,168	$6,434	$—	$2,342,700

	Term Loans by Vintage
	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
March 31, 2020	(Dollars in thousands)
Commercial Loans (4)
Commercial and industrial
Pass	$31,625	$125,432	$102,018	$103,546	$37,006	$115,500	$899,341	$1,574	$1,416,042
Special mention	—	79	352	2,504	137	1,195	18,254	1,250	23,771
Substandard	—	524	2,769	467	1,915	2,443	11,038	—	19,156
Doubtful and loss	—	—	—	—	—	—	—		—
Franchise non-real estate secured
Pass	10,261	212,785	125,954	79,395	52,726	47,724	2,062	—	530,907
Special mention	—	—	—	3,914	—	2,861	—	—	6,775
Substandard	—	—	—	9,137	—	974	—	—	10,111
Doubtful and loss	—	—	—	—	—	—	—		—
SBA non-real estate secured
Pass	265	2,383	1,798	2,258	695	3,737	1,572	285	12,993
Special mention	—	—	—	—	293	173	—	—	466
Substandard	—	88	138	261	—	1,532	787	—	2,806
Doubtful and loss	—	—	—	—	—	—	—		—
Total commercial loans	$42,151	$341,291	$233,029	$201,482	$92,772	$176,139	$933,054	$3,109	$2,023,027
Retail Loans
Single family residential (5)
Pass	$3,466	$11,064	$17,759	$16,931	$38,556	$108,224	$39,981	—	$235,981
Special mention	—	—	—	—	—	649	—	—	649
Substandard	—	—	—	—	—	192	358	—	550
Doubtful and loss	—	—	—	—	—	—	—		—
Consumer loans
Pass	89	214	874	38,045	29	3,311	4,282	—	46,844
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	48	—	—	48
Doubtful and loss	—	—	—	—	—	—	—		—
Total retail loans	$3,555	$11,278	$18,633	$54,976	$38,585	$112,424	$44,621	$—	$284,072
Totals gross loans	$393,833	$1,582,645	$1,501,216	$1,375,311	$950,920	$1,950,704	$997,131	$3,109	$8,754,869
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.
(2) Loans to businesses that are collateralized by real estate where the operating cash flow of the business is the primary source of repayment.
(3) SBA loans that are collateralized by real property other than hotel/motel real property.
(4) Loans to businesses where the operating cash flow of the business is the primary source of repayment.
(5) Single family residential includes home equity lines of credit, as well as second trust deeds.

The following tables stratify the loan portfolio by the Company’s internal risk grading as of December 31, 2019:

	Credit Risk Grades
	Pass	Special Mention	Substandard	Total Gross Loans
December 31, 2019	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$2,067,875	$1,178	$1,088	$2,070,141
Multifamily	1,575,510	—	216	1,575,726
Construction and land	438,769	—	17	438,786
SBA secured by real estate (1)	65,835	973	1,623	68,431
Total investor loans secured by real estate	4,147,989	2,151	2,944	4,153,084
Business loans secured by real estate (2)
CRE owner-occupied	1,831,853	11,167	3,534	1,846,554
Franchise real estate secured	352,319	921	—	353,240
SBA secured by real estate (3)	83,106	1,842	3,433	88,381
Total business loans secured by real estate	2,267,278	13,930	6,967	2,288,175
Commercial loans (4)
Commercial and industrial	1,359,662	13,226	20,382	1,393,270
Franchise non-real estate secured	546,594	6,930	10,833	564,357
SBA not secured by real estate	13,933	485	3,008	17,426
Total commercial loans	1,920,189	20,641	34,223	1,975,053
Retail loans
Single family residential (5)	254,463	—	561	255,024
Consumer loans	50,921	—	54	50,975
Total retail loans	305,384	—	615	305,999
Total gross loans	$8,640,840	$36,722	$44,749	$8,722,311
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.
(2) Loans to businesses that are collateralized by real estate where the operating cash flow of the business is the primary source of repayment.
(3) SBA loans that are collateralized by real property other than hotel/motel real property.
(4) Loans to businesses where the operating cash flow of the business is the primary source of repayment.
(5) Single family residential includes home equity lines of credit, as well as second trust deeds.

The following tables stratify loans held by investment by delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due
	Current	30-59	60-89	90+	Total
March 31, 2020	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$2,037,130	$2,191	$—	$877	$2,040,198
Multifamily	1,625,682	—	—	—	1,625,682
Construction and land	375,723	—	—	1,802	377,525
SBA secured by real estate (1)	58,978	1,147	1,148	392	61,665
Total investor loans secured by real estate	4,097,513	3,338	1,148	3,071	4,105,070
Business loans secured by real estate (2)
CRE owner-occupied	1,883,996	3,636	—	—	1,887,632
Franchise real estate secured	371,428	—	—	—	371,428
SBA secured by real estate (3)	82,608	—	—	1,032	83,640
Total business loans secured by real estate	2,338,032	3,636	—	1,032	2,342,700
Commercial loans (4)
Commercial and industrial	1,452,405	1,249	354	4,961	1,458,969
Franchise non-real estate secured	538,651	—	—	9,142	547,793
SBA not secured by real estate	15,325	62	—	878	16,265
Total commercial loans	2,006,381	1,311	354	14,981	2,023,027
Retail loans
Single family residential (5)	237,180	—	—	—	237,180
Consumer loans	46,892	—	—	—	46,892
Total retail loans	284,072	—	—	—	284,072
Totals	$8,725,998	$8,285	$1,502	$19,084	$8,754,869
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.
(2) Loans to businesses that are collateralized by real estate where the operating cash flow of the business is the primary source of repayment.
(3) SBA loans that are collateralized by real property other than hotel/motel real property.
(4) Loans to businesses where the operating cash flow of the business is the primary source of repayment.
(5) Single family residential includes home equity lines of credit, as well as second trust deeds.

		Days Past Due
	Current	30-59	60-89	90+	Total Gross Loans
December 31, 2019	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$2,067,874	$1,179	$—	$1,088	$2,070,141
Multifamily	1,575,726	—	—	—	1,575,726
Construction and land	438,786	—	—	—	438,786
SBA secured by real estate (1)	68,041	—	—	390	68,431
Total investor loans secured by real estate	4,150,427	1,179	—	1,478	4,153,084
Business loans secured by real estate (2)
CRE owner-occupied	1,846,223	331	—	—	1,846,554
Franchise real estate secured	353,240	—	—	—	353,240
SBA secured by real estate (3)	86,946	—	589	846	88,381
Total business loans secured by real estate	2,286,409	331	589	846	2,288,175
Commercial loans (4)
Commercial and industrial	1,389,026	422	826	2,996	1,393,270
Franchise non-real estate secured	555,215	—	9,142	—	564,357
SBA not secured by real estate	16,141	167	—	1,118	17,426
Total commercial loans	1,960,382	589	9,968	4,114	1,975,053
Retail loans
Single family residential (5)	255,024	—	—	—	255,024
Consumer loans	50,967	5	2	1	50,975
Total retail loans	305,991	5	2	1	305,999
Totals loans	$8,703,209	$2,104	$10,559	$6,439	$8,722,311
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.
(2) Loans to businesses that are collateralized by real estate where the operating cash flow of the business is the primary source of repayment.
(3) SBA loans that are collateralized by real property other than hotel/motel real property.
(4) Loans to businesses where the operating cash flow of the business is the primary source of repayment.
(5) Single family residential includes home equity lines of credit, as well as second trust deeds.

Individually Evaluated Loans

Beginning on January 1, 2020, the Company evaluates loans collectively for purposes of determining the ACL in accordance with ASC 326. Collective evaluation is based on aggregating loans deemed to possess similar risk characteristics. In certain instances the Company may identify loans that it believes no longer possess risk characteristics similar to other loans in the portfolio. These loans are typically identified from a substandard or worse internal risk grade, since the specific attributes and risks associated with such loans tend to become unique as the credit deteriorates. Such loans are typically nonperforming, modified through a TDR and/or are deemed collateral dependent, where the ultimate repayment of the loan is expected to come from the operation of or eventual sale of the collateral. Loans that are deemed by management to no longer possess risk characteristics similar to other loans in the portfolio are evaluated individually for purposes of determining an appropriate lifetime ACL. The Company uses a discounted cash flow approach, using the loan’s effective interest rate, for determining the ACL on individually evaluated loans, unless the loan is deemed collateral dependent, which requires evaluation based on the estimated fair value of the underlying collateral, less estimated costs to sell. The Company may increase or decrease the ACL for collateral dependent individually evaluated loans based on changes in the estimated fair value of the collateral. Changes in the ACL for all other individually evaluated loans is based substantially on the Company’s evaluation of cash flows expected to be received from such loans.

As of March 31, 2020, $22.3 million of loans were individually evaluated, and the ACL attributable to such loans was $1.9 million. At March 31, 2020, $16.3 million of individually evaluated loans were evaluated using a discounted cash flow approach and $6.0 million of individually evaluated loans were evaluated based on the underlying value of the collateral.

The Company had individually evaluated loans on nonaccrual status of $20.6 million at March 31, 2020.

Impaired Loans

Prior to the adoption of ASC 326 on January 1, 2020, the Company classified loans as impaired when, based on current information and events, it was probable that the Company would be unable to collect all amounts due according to the contractual terms of the loan agreement or it was determined that the likelihood of the Company receiving all scheduled payments, including interest, when due was remote. Credit losses on impaired loans were determined separately based on the guidance in ASC 310. Beginning January 1, 2020, the Company accounts for credit losses on all loans in accordance with ASC 326, which eliminates the concept of an impaired loan within the context of determining credit losses, and requires all loans to be evaluated for credit losses collectively. Loans are only evaluated individually when they are deemed to no longer possess similar risk characteristics with other loans within the portfolio.

Prior to the adoption of ASC 326, the Company reviewed loans for impairment when the loan was classified as substandard or worse, delinquent 90 days, determined by management to be collateral dependent, when the borrower files bankruptcy or is granted a loan modification in a TDR. Measurement of impairment was based on the loan’s expected future cash flows discounted at the loan’s effective interest rate, measured by reference to an observable market value, if one existed, or the fair value of the collateral if the loan was deemed collateral dependent. Valuation allowances were determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Charge-offs were recorded when amounts were no longer deemed collectable.

The following tables provide a summary of the Company’s investment in impaired loans as of the period indicated:

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans
	(Dollars in thousands)
December 31, 2019
Investor loans secured by real estate
CRE non-owner-occupied	$1,184	$1,088	$—	$1,088	$—
Multifamily	—	—	—	—	—
Construction and land	—	—	—	—	—
SBA secured by real estate (1)	772	390	—	390	—
Business loans secured by real estate (2)
CRE owner-occupied	—	—	—	—	—
Franchise real estate secured	—	—	—	—	—
SBA secured by real estate (3)	1,743	1,517	—	1,517	—
Commercial loans (4)
Commercial and industrial	7,755	7,529	—	7,529	—
Franchise non-real estate secured	10,835	10,834	—	10,834	—
SBA non-real estate secured	1,555	1,118	—	1,118	—
Retail loans
Single family residential (5)	412	366	—	366	—
Consumer loans	—	—	—	—	—
Totals	$24,256	$22,842	$—	$22,842	$—

______________________________
(1) SBA loans that are collateralized by hotel/motel real property.
(2) Loans to businesses that are collateralized by real estate where the operating cash flow of the business is the primary source of repayment.
(3) SBA loans that are collateralized by real property other than hotel/motel real property.
(4) Loans to businesses where the operating cash flow of the business is the primary source of repayment.
(5) Single family residential includes home equity lines of credit, as well as second trust deeds.

The following table presents information on impaired loans and leases, disaggregated by loan segment, for the periods indicated:

	Impaired Loans
	Three Months Ended
	December 31, 2019		March 31, 2019
	Average Recorded Investment	Interest Income Recognized (6)	Average Recorded Investment	Interest Income Recognized (6)
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$1,061	$—	$—	$—
Multifamily	—	—	—	—
Construction and land	—	—	—	—
SBA secured by real estate (1)	422	—	1,889	—
Business loans secured by real estate (2)
CRE owner-occupied	749	—	576	—
Franchise real estate secured	—	—	3,787	—
SBA secured by real estate (3)	1,409	16	280	—
Commercial loans (4)
Commercial and industrial	11,227	82	9,503	89
Franchise non-real estate secured	3,615	151	189	—
SBA non-real estate secured	1,247	—	1,110	—
Retail loans
Single family residential (5)	367	—	395	—
Consumer loans	—	—	57	—
Totals	$20,097	$249	$17,786	$89
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.
(2) Loans to businesses that are collateralized by real estate where the operating cash flow of the business is the primary source of repayment.
(3) SBA loans that are collateralized by real property other than hotel/motel real property.
(4) Loans to businesses where the operating cash flow of the business is the primary source of repayment.
(5) Single family residential includes home equity lines of credit, as well as second trust deeds.
(6) Interest income recognized represents interest on accruing loans.

The Company had impaired loans on nonaccrual status of $8.5 million at December 31, 2019. The Company had no loans 90 days or more past due and still accruing at December 31, 2019.

Troubled Debt Restructurings

We sometimes modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments and, in limited cases, concessions to the outstanding loan balances. These loans are classified as TDR. TDRs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition or cash flows. A workout plan between us and the borrower is designed to provide a bridge for borrower cash flow shortfalls in the near term. A TDR loan may be returned to accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a time frame of at least six months, and the ultimate collectability of the total contractual restructured principal and interest in no longer in doubt. At March 31, 2020 and December 31, 2019, the amortized cost of TDRs totaled $2.3 million and $3.0 million, respectively. TDRs consisted of two loans at March 31, 2020, the same loans reported as TDRs at December 31, 2019. Modifications consisted of terms being modified to extend the maturity date for 24 months or less. One of these TDRs became nonaccrual at March 31, 2020 but both loans were current and on accrual status as of December 31, 2019. The modification of these loans did not have an impact on their amortized cost.

Purchased Credit Deteriorated and Purchased Credit Impaired Loans

Prior to the adoption of ASC 326, the Company accounted for purchased credit impaired loans (“PCI loans”) and income recognition thereof in accordance with ASC Subtopic 310-30 Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. PCI loans are loans that as of the date of their acquisition have experienced deterioration in credit quality between origination and acquisition and for which it was probable, at acquisition, that not all contractually required payments would be collected. Following the adoption of ASC 326 on January 1, 2020, the Company analyzes acquired loans for more-than-insignificant deterioration in credit quality since their origination. Such loans are classified as purchased credit deteriorated loans. Please also see Note 3 - Significant Accounting Policies, of these financial statements for more information concerning the accounting for PCD loans. As of March 31, 2020 there were no PCD loans. As of December 31, 2019, there were $1.2 million of PCI loans, of which none were placed on nonaccrual status.

Prior to the adoption of ASC 326, the Company measured the amount by which the undiscounted expected cash future flows on PCI loans exceed the estimated fair value of the loan on the date of acquisition as the “accretable yield,” representing the amount of estimated future interest income on the loan. The amount of accretable yield was re-measured at each financial reporting date, representing the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI loan. Following the adoption of ASC 326, the Company accounts for interest income on PCD loans using the interest method, whereby any purchase discounts are accreted into interest income as an adjustment of the loan’s yield. An accretable yield is not determined for PCD loans.

Nonaccrual Loans

When loans are placed on nonaccrual status, previously accrued but unpaid interest is promptly reversed from earnings. Payments received on nonaccrual loans are generally applied as a reduction to the loan principal balance. If the likelihood of further loss is remote, the Company will recognize interest on a cash basis only. Loans may be returned to accruing status if the Company believes that all remaining principal and interest is fully collectible and there has been at least three months of sustained repayment performance since the loan was placed on nonaccrual.

The Company typically does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the timely collection of principal or interest. However, when such loans are well secured and in the process of collection, the Company may continue with the accrual of interest. The Company had no loans 90 days or more past due and still accruing at March 31, 2020 and December 31, 2019. Nonaccrual loans totaled $20.6 million at March 31, 2020 and $8.5 million as of December 31, 2019.

The following tables provide a summary of nonaccrual loans as of the date indicated:

	Nonaccrual Loans (1)
	Collateral Dependent Loans	ACL	Non-Collateral Dependent Loans	ACL	Total Nonaccrual Loans (2)	Nonaccrual Loans With No ACL
March 31, 2020	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$318	$—	$559	$—	$877	$877
Multifamily	—	—	—	—	—	—
Construction and land	1,802	—	—	—	1,802	1,802
SBA secured by real estate (3)	392	—	—	—	392	392
Total investor loans secured by real estate	2,512	—	559	—	3,071	3,071
Business loans secured by real estate (4)
CRE owner-occupied	—	—	322	27	322	—
Franchise real estate secured	—	—	—	—	—	—
SBA secured by real estate (5)	1,033	—	79	13	1,112	1,033
Total business loans secured by real estate	1,033	—	401	40	1,434	1,033
Commercial loans (6)
Commercial and industrial	1,063	—	4,613	215	5,676	1,063
Franchise non-real estate secured	—	—	9,142	1,475	9,142	—
SBA non-real estate secured	878	—	51	6	929	877
Total commercial loans	1,941	—	13,806	1,696	15,747	1,940
Retail loans
Single family residential (7)	—	—	358	3	358	—
Consumer loans	—	—	—	—	—	—
Total retail loans	—	—	358	3	358	—
Totals nonaccrual loans	$5,486	$—	$15,124	$1,739	$20,610	$6,044
______________________________
(1) The ACL for nonaccrual loans is determined based on a discounted cash flow methodology unless the loan is considered collateral dependent. The ACL for collateral dependent loans is determined based on the estimated fair value of the underlying collateral.
(2) No interest income was recognized on nonaccrual loans during the quarter ended March 31, 2020.
(3) SBA loans that are collateralized by hotel/motel real property.
(4) Loans to businesses that are collateralized by real estate where the operating cash flow of the business is the primary source of repayment.
(5) SBA loans that are collateralized by real property other than hotel/motel real property.
(6) Loans to businesses where the operating cash flow of the business is the primary source of repayment.
(7) Single family residential includes home equity lines of credit, as well as second trust deeds.

Residential Real Estate Loans In Process of Foreclosure

The Company had no consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of March 31, 2020 or December 31, 2019.

Collateral Dependent Loans

Loans that have been classified as collateral dependent are loans where the ultimate repayment of the loan is expected to come from the operation of or eventual liquidation of the collateral. Collateral dependent loans are evaluated individually for purposes of determining the ACL for each loan. The ACL is determined based on the estimated fair value of the collateral, less estimated costs to sell. In cases where the loan is well secured and the estimated value of the collateral exceeds the amortized cost of the loan, no ACL is recorded.

The following table summarizes collateral dependent loans by collateral type as of March 31, 2020:

	March 31, 2020
	Office Properties	Industrial Properties	Retail Properties	Hotel Properties	Multifamily Properties	Various Business Assets	Total
	(Dollars in thousands)
Investor loan secured by real estate
CRE non-owner-occupied	$—	$—	$—	$318	$—	$—	$318
Multifamily	—	—	—	—	—	—	—
Construction and land	—	—	—	—	1,802	—	1,802
SBA secured by real estate (1)	—	—	—	392	—	—	392
Total investor loans secured by real estate	—	—	—	710	1,802	—	2,512
Business loans secured by real estate (2)
CRE owner-occupied	—	—	—	—	—	—	—
Franchise real estate secured	—	—	—	—	—	—	—
SBA secured by real estate (3)	277	756	—	—	—	—	1,033
Total business loans secured by real estate	277	756	—	—	—	—	1,033
Commercial loans (4)
Commercial and industrial	313	—	—	—	—	1,295	1,608
Franchise non-real estate secured	—	—	—	—	—	—	—
SBA non-real estate secured	—	—	—	—	—	877	877
Total commercial loans	313	—	—	—	—	2,172	2,485
Retail loans
Single family residential (5)	—	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—	—
Total retail loans	—	—	—	—	—	—	—
Totals collateral dependent loans	$590	$756	$—	$710	$1,802	$2,172	$6,030
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.
(2) Loans to businesses that are collateralized by real estate where the operating cash flow of the business is the primary source of repayment.
(3) SBA loans that are collateralized by real property other than hotel/motel real property.
(4) Loans to businesses where the operating cash flow of the business is the primary source of repayment.
(5) Single family residential includes home equity lines of credit, as well as second trust deeds.

Note 7 – Allowance for Credit Losses

The Company accounts for credit losses on loans in accordance with ASC 326 - Financial Instruments - Credit Losses, to determine the ACL. ASC 326 requires the Company to recognize estimates for lifetime losses on loans and unfunded loan commitments at the time of origination or acquisition. The recognition of losses at origination or acquisition represents the Company’s best estimate of the lifetime expected credit loss associated with a loan given the facts and circumstances associated with the particular loan, and involves the use of significant management judgement and estimates. The Company uses a discounted cash flow model when determining estimates for the ACL for commercial real estate loans and commercial loans, which are the majority of the loan portfolio, and uses a historical loss rate model for retail loans. The Company also utilizes proxy loan data in its ACL model where the Company’s own historical data is not available.

The discounted cash flow model is applied on an instrument-by-instrument basis, and for loans with similar risk characteristics, to derive estimates for the lifetime ACL for each loan. The discounted cash flow methodology relies on several significant components essential to the development of estimates for future cash flows on loans and unfunded commitments. These components consist of: (i) the estimated probability of default, (ii) the estimated loss given default, which represents the estimated severity of the loss when a loan is in default, (iii) estimates for prepayment activity on loans and (iv) the estimated exposure to the Company at default (“EAD”). These components are also heavily influenced by changes economic forecasts employed in the model over a reasonable and supportable period. The Company’s ACL methodology for unfunded loan commitments also includes assumptions concerning the probability the unfunded commitment will be drawn upon by the borrower. These assumptions are based on the Company’s historical experience.

The Company’s discounted cash flow ACL model for commercial real estate and commercial loans uses internally derived estimates for prepayments in determining the amount and timing of future contractual cash flows to be collected. The estimate of future cash flows also incorporates estimates for contractual amounts the Company believes may not be collected, which are based on assumptions for PD, LGD and EAD. EAD is the estimated outstanding balance of the loan at the time of default. It is determined by the contractual payment schedule and expected payment profile of the loan, incorporating estimates for expected prepayments and future draws on revolving credit facilities. The Company discounts cash flows using the effective interest rate on the loan. The effective interest rate represents the contractual rate on the loan; adjusted for any purchase premiums, purchase discounts, and deferred fees and costs associated with the origination of the loan. The Company has made an accounting policy election to adjust the effective interest rate to take into consideration the effects of estimated prepayments. The ACL for loans is determined by measuring the amount by which a loan’s amortized cost exceeds its discounted cash flows.

Probability of Default

The PD for commercial real estate loans is based largely on a model provided by a third party, using proxy loan information. The PDs generated by this model are reflective of current and expected changes in economic conditions and conditions in the commercial real estate market, and how they are expected to impact loan level and property level attributes, and ultimately the likelihood of a default event occurring. Significant loan and property level attributes include: loan to value ratios, debt service coverage, loan size, loan vintage and property types.

The PD for commercial loans is based on an internally developed PD rating scale that assigns PDs based on the Company’s internal risk grades for loans. This internally developed PD rating scale is based on a combination of the Company’s own historical data and observed historical data from the Company’s peers, which consist of banks that management believes align with our business profile. As credit risk grades change for loans in the commercial segment, the PD assigned to them also changes. As with commercial real estate loans, the PD for commercial loans is also impacted by current and expected economic conditions.

The Company considers loans to be in default when they are 90 days or more past due and still accruing or placed on nonaccrual status.

Loss Given Default

LGDs for commercial real estate loans are derived from a third party, using proxy loan information, and are based on loan and property level characteristics in the Company’s loan portfolio, such as: loan to values, estimated time to resolution, property size and current and estimated future market price changes for underlying collateral. The LGD is highly dependent upon loan to value ratios, and incorporates estimates for the expense associated with managing the loan through to resolution. LGDs also incorporate an estimate for the loss severity associated with loans where the borrower fails to meet their debt obligation at maturity, such as through a balloon payment or the refinancing of the loan through another lender. External factors that have an impact on LGDs include: changes in the CRE Price Index, GDP growth rate, unemployment rates and the Moody’s Baa rating corporate debt interest rate spread. LGDs are applied to each loan in the commercial real estate portfolio, and in conjunction with the PD, produce estimates for net cash flows not expected to be collected over the estimated term of the loan.

LGDs for commercial loans are also derived from a third party that has a considerable database of credit related information specific to the financial services industry and the type of loans within this segment, and is used to generate annual default information for commercial loans. These proxy LGDs are dependent upon data inputs such as: credit quality, borrower industry, region, borrower size and debt seniority. LGDs are then applied to each loan in the commercial portfolio, and in conjunction with the PD, produce estimates for net cash flows not expected to be collected over the estimated term of the loan.

Historical Loss Rates for Retail Loans
The historical loss rate model for retail loans are derived from a third party that has a considerable database of credit related information for retail loans. Key loan level attributes and economic drivers in determining the loss rate for retail loans include FICO scores, vintage, as well as geography, unemployment rates and changes in consumer real estate prices.

Forecasts

U.S. GAAP requires the Company to develop reasonable and supportable forecasts of future conditions, and estimate how those forecasts are expected to impact a borrower’s ability to satisfy their obligation to the Bank and the ultimate collectability of future cash flows over the life of the loan. The Company uses economic scenarios from Moody’s Analytics in its estimation of a borrower’s ability to repay a loan in future periods. These scenarios are based on past events, current conditions and the likelihood of future events occurring. These scenarios typically are comprised of: (1) a base-case scenario, (2) an upside scenario, representing slightly better economic conditions than currently experienced and (3) a downside scenario, representing recessionary conditions. Management periodically evaluates economic scenarios and may decide that a particular economic scenario or a combination of probability-weighted economic scenarios should be used in the Company’s ACL model. The economic scenario or scenarios chosen for the model and, to the extent more than one scenario is used, the weights that are assigned to them, are based on the Company’s estimate of the probability of each scenario occurring, which is based in part on analysis performed by an independent third-party. Economic scenarios, as well as assumptions within those scenarios, whether to use more than one scenario and the relative weighting or multiple scenarios, if used, can vary based on changes in current and expected economic conditions and due to the occurrence of specific events such as the COVID-19 pandemic. The Company recognizes the non-linearity of credit losses relative to economic performance and thus the Company believes the consideration and, if appropriate under the circumstances, use of multiple probability-weighted economic scenarios is appropriate in estimating credit losses over the forecast period. The approach of considering and, if appropriate, using multiple probability-weighted scenarios is based on certain assumptions. The first assumption is that no single forecast of the economy, however detailed or complex, is completely accurate over a reasonable forecast time-frame, and is subject to revisions over time. By considering multiple scenario outcomes and, when utilizing multiple scenario outcomes is appropriate under the circumstances, assigning reasonable probability weightings to them, some of the uncertainty associated with a single scenario approach, the Company believes, is mitigated.

As of January 1, 2020, upon the adoption of ASC 326, the Company’s ACL model used three probability-weighted scenarios representing a base-case scenario, an upside scenario and a downside scenario. The weightings assigned to each scenario were as follows: the base-case scenario, or most likely scenario, was assigned a weighting of 40%, while the upside and downside scenarios were each assigned weightings of 30%. As of March 31, 2020, and in response to the COVID-19 pandemic, economic forecasts used in the Company’s ACL model incorporate assumptions associated with the estimated economic effects of the pandemic. The Company, with the assistance of an independent third party, determined it appropriate to include an economic scenario that is reflective of the estimated economic effects of the pandemic, including the responses to contain the pandemic. This scenario is referred to as the critical pandemic scenario. Additionally, the Company evaluated the weightings of each economic scenario in the current period with the assistance of an independent third party, and revised those weightings to levels it believes appropriately reflect the likelihood of outcomes for each scenario given the change in the current economic environment. As such, for the three months ended March 31, 2020, The Company’s ACL model incorporated three economic scenarios comprised of: the critical pandemic scenario weighted 30%, the more severe (as compared to the critical pandemic scenario) downside scenario weighted 32.5% and the base-case scenario weighted 37.5%. The weightings of economic scenarios in the current period are reflective of rapidly changing economic conditions, economic uncertainty and volatility in financial markets brought on by the COVID-19 pandemic, and the estimated likelihood that each scenario may occur as of March 31, 2020.

The Company currently forecasts economic conditions over a two-year period, which we believe is a reasonable and supportable period. Beyond the point which the Company can provide for a reasonable and supportable forecast, economic variables revert to their long-term averages. The Company has reflected this reversion over a period of three years in each of its economic scenarios used to generate the overall probability-weighted forecast. Changes in economic forecasts impact the PD, LGD and EAD for each loan, and therefore influence the amount of future cash flows for each loan the Company does not expect to collect.

The Company derives the economic forecasts it uses in its ACL model from an independent third party that has a large team of economists, data-base managers and operational engineers with a history of producing monthly economic forecasts for over 25 years. The forecasts produced by this third party have been widely used by banks, credit unions, government agencies and real estate developers. These economic forecasts cover all states and metropolitan areas in the Unites States, and reflect changes in economic variables such as: GDP growth, interest rates, employment rates, changes in wages, retail sales, industrial production, metrics associated with the single-family and multifamily housing markets, vacancy rates, changes in equity market prices and energy markets.

It is important to note that the Company’s ACL model relies on multiple economic variables, which are used under several economic scenarios. Although no one economic variable can fully demonstrate the sensitivity of the ACL calculation to changes in the economic variables used in the model, the Company has identified certain economic variables that have significant influence in the Company’s model for determining the ACL. As of March 31, 2020, the Company’s ACL model incorporated the following assumptions for key economic variables in the base-case and downside scenarios:

Base-case Scenario:

•	CRE Price Index decreases by approximately 3% in the intermediate term, with a return to growth in the second half of 2020.

•	A moderate decrease in real GDP of less than 1% in the intermediate term, with a return to modest growth in the second half of 2020.

•	Moderate quarterly increases in the U.S. unemployment rate to over 4% over the next two years.

Critical Pandemic Scenario:

•	CRE Price Index decreases by approximately 20% in the intermediate term, with continued gradual declines over a period approximately 12 months.

•	A decrease in real GDP of approximately 5% in the intermediate term, and negative for most of 2020, before returning to a slight level of growth beginning in the fourth quarter of 2020.

•	Increases in the U.S. unemployment rate to a peak of over 6% within the next 5 quarters.

Downside Scenario:

•	CRE Price Index decreases by approximately 14% in the intermediate term, with continued quarterly declines of approximately 7% to 15% over the next 5 quarters.

•	A decrease in real GDP of approximately 4% in the intermediate term, and negative through the beginning of 2021.

•	Increases in the U.S. unemployment rate to a peak of 7.4% within the next 6 quarters, and remaining elevated to slightly decreasing in the remaining quarters within the forecast period.

Qualitative Adjustments

The Company recognizes that historical information used as the basis for determining future expected credit losses may not always, by themselves, provide a sufficient basis for determining future expected credit losses. The Company, therefore, periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not be limited to, factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization specific risks such as credit concentrations, collateral specific risks, regulatory risks and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL. As of March 31, 2020, qualitative adjustments included in the ACL totaled $6.0 million. These adjustments relate to management’s assessment of the economic forecasts used in the model. Management determined through additional review of economic indicators and forecasts of economic conditions that there is potential for economic conditions under the base-case scenario to worsen. Management observed through this additional review that certain key economic indicators may experience additional declines over the intermediate term. Real GDP may experience a decrease of approximately 18%, the U.S. unemployment rate may reach 9%, and the CRE price index may also experience further weakness. Management concluded the potential for additional weakness in these economic indicators under a base-case scenario may contribute to higher lifetime losses in CRE non-owner-occupied, construction and land and franchise loans as of March 31, 2020. Management reviews the need for and appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.

The following table provides the allocation of the ACL for loans held for investment as well as the activity in the ACL attributed to various segments in the loan portfolio as of and for the period indicated:

	For the Three Months Ended March 31, 2020
	Beginning ACL Balance (6)	Adoption of ASC 326	Charge-offs	Recoveries	Provision for Loan Losses	Ending ACL Balance
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$1,899	$8,423	$(387)	$—	$5,961	$15,896
Multifamily	729	9,174	—	—	4,819	14,722
Construction and land	4,484	(124)	—	—	4,862	9,222
SBA secured by real estate (1)	1,915	(1,401)	—	—	421	935
Business loans secured by real estate (2)
CRE owner-occupied	2,781	20,166	—	12	3,834	26,793
Franchise real estate secured	592	5,199	—	—	1,712	7,503
SBA secured by real estate (3)	2,119	2,207	(315)	71	(38)	4,044
Commercial loans (4)
Commercial and industrial	13,857	87	(490)	5	2,283	15,742
Franchise non-real estate secured	5,816	9,214	—	—	1,586	16,616
SBA non-real estate secured	445	218	(236)	4	85	516
Retail loans
Single family residential (5)	655	541	—	—	(59)	1,137
Consumer loans	406	1,982	(8)	—	(84)	2,296
Totals	$35,698	$55,686	$(1,436)	$92	$25,382	$115,422
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.
(2) Loans to businesses that are collateralized by real estate where the operating cash flow of the business is the primary source of repayment.
(3) SBA loans that are collateralized by real property other than hotel/motel real property.
(4) Loans to businesses where the operating cash flow of the business is the primary source of repayment.
(5) Single family residential includes home equity lines of credit, as well as second trust deeds
(6)Beginning ACL balance represents the ALLL accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the balance sheet date.

The following table summarizes the allocation of the ALLL as well as the related activity attributed to various segments in the loan portfolio as of and for the period indicated, as determined in accordance with ASC 450 and ASC 310, prior to the adoption of ASC 326:

	For the Three Months Ended March 31, 2019
	Beginning ALLL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ALLL Balance
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$1,624	$—	$—	$44	$1,668
Multifamily	740	—	—	(71)	669
Construction and land	5,964	—	—	(4)	5,960
SBA secured by real estate (1)	1,827	—	—	877	2,704
Business loans secured by real estate (2)
CRE owner-occupied	1,908	—	8	53	1,969
Franchise real estate secured	743	—	—	1,430	2,173
SBA secured by real estate (3)	1,824	—	—	142	1,966
Commercial loans (4)
Commercial and industrial	13,695	(302)	67	127	13,587
Franchise non-real estate secured	6,066	—	—	(368)	5,698
SBA non-real estate secured	654	—	3	(154)	503
Retail loans
Single family residential (5)	808	—	—	(50)	758
Consumer loans	219	(5)	1	(14)	201
Totals	$36,072	$(307)	$79	$2,012	$37,856
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.
(2) Loans to businesses that are collateralized by real estate where the operating cash flow of the business is the primary source of repayment.
(3) SBA loans that are collateralized by real property other than hotel/motel real property.
(4) Loans to businesses where the operating cash flow of the business is the primary source of repayment.
(5) Single family residential includes home equity lines of credit, as well as second trust deeds

The change in the ACL during the three months ended March 31, 2020 of $79.7 million is reflective of a $55.7 million adjustment associated with the Company’s adoption of ASC 326 on January 1, 2020, which was recorded through a cumulative effect adjustment to retained earnings, as well as $25.4 million in provisions for credit losses on loans, and net charge-offs of $1.3 million. The provision for loan losses during the three months ended March 31, 2020 is reflective of unfavorable changes in economic forecasts used in the Company’s ACL model related to the COVID-19 pandemic.

The following table presents loans individually and collectively evaluated for impairment and their respective ALLL allocation at December 31, 2019 as determined in accordance with ASC 450 and ASC 310, prior to the adoption of ASC 326:

	December 31, 2019
	Loans Evaluated Individually for Impairment	ALLL Attributed to Individually Evaluated Loans	Loans Evaluated Collectively for Impairment	ALLL Attributed to Collectively Evaluated Loans
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$1,088	$—	$2,069,053	$1,899
Multifamily	—	—	1,575,726	729
Construction and land	—	—	438,786	4,484
SBA secured by real estate (1)	390	—	68,041	1,915
Business loans secured by real estate (2)
CRE owner-occupied	—	—	1,846,554	2,781
Franchise real estate secured	—	—	353,240	592
SBA secured by real estate (3)	1,517	—	86,864	2,119
Commercial loans (4)
Commercial and industrial	7,529	—	1,385,741	13,857
Franchise non-real estate secured	10,834	—	553,523	5,816
SBA non-real estate secured	1,118	—	16,308	445
Retail loans
Single family residential (5)	366	—	254,658	655
Consumer loans	—	—	50,975	406
Totals	$22,842	$—	$8,699,469	$35,698
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.
(2) Loans to businesses that are collateralized by real estate where the operating cash flow of the business is the primary source of repayment.
(3) SBA loans that are collateralized by real property other than hotel/motel real property.
(4) Loans to businesses where the operating cash flow of the business is the primary source of repayment.
(5) Single family residential includes home equity lines of credit, as well as second trust deeds.

The following table presents PD bands for commercial real estate and commercial loan segments of the loan portfolio as of the date indicated:

	Commercial Real Estate Term Loans by Vintage
	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
March 31, 2020	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied
0% - 5.00%	$104,083	$373,078	$365,350	$282,641	$200,867	$629,141	$11,644	$—	$1,966,804
>5.00% - 10.00%	—	8,928	16,401	19,982	6,318	5,364	—	—	56,993
Greater than 10%	—	—	318	356	—	15,727	—	—	16,401
Multifamily
0% - 5.00%	99,379	268,267	308,116	241,432	291,126	356,870	987	—	1,566,177
>5.00% - 10.00%	5,829	40,102	3,522	506	—	4,263	—	—	54,222
Greater than 10%	—	—	3,824	—	—	1,459	—	—	5,283
Construction and Land
0% - 5.00%	2,250	62,553	14,444	12,823	—	7,408	391	—	99,869
>5.00% - 10.00%	—	26,376	21,927	40,704	—	298	—	—	89,305
Greater than 10%	—	29,621	102,969	54,505	—	1,256	—	—	188,351
SBA secured by real estate (1)
0% - 5.00%	494	10,726	12,158	16,888	7,160	11,664	—	—	59,090
>5.00% - 10.00%	—	—	1,660	—	—	523	—	—	2,183
Greater than 10%	—	—	—	—	392	—	—	—	392
Total investor loans secured by real estate	$212,035	$819,651	$850,689	$669,837	$505,863	$1,033,973	$13,022	$—	$4,105,070
Business loans secured by real estate (2)
CRE owner-occupied
0% - 5.00%	$114,657	$296,223	$274,727	$303,164	$244,460	$515,875	$5,573	$—	$1,754,679
>5.00% - 10.00%	—	18,905	29,663	16,248	23,617	31,941	247	—	120,621
Greater than 10%	—	—	3,635	965	2,180	5,302	250	—	12,332
Franchise real estate secured
0% - 5.00%	19,326	78,086	74,790	105,669	30,643	38,631	—	—	347,145
>5.00% - 10.00%	—	1,575	1,069	3,534	1,009	7,553	—	—	14,740
Greater than 10%	—	7,913	728	—	—	902	—	—	9,543
SBA secured by real estate (3)
0% - 5.00%	2,109	7,723	13,559	16,143	8,948	23,564	364	—	72,410
>5.00% - 10.00%	—	—	694	2,260	2,430	2,780	—	—	8,164
Greater than 10%	—	—	—	1,033	413	1,620	—	—	3,066
Total business loans secured by real estate	$136,092	$410,425	$398,865	$449,016	$313,700	$628,168	$6,434	$—	$2,342,700

	Commercial Real Estate Term Loans by Vintage
	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
March 31, 2020	(Dollars in thousands)
Commercial Loans (4)
Commercial and industrial
0% - 5.00%	$31,625	$114,904	$94,899	$67,070	$34,540	$110,090	$881,734	$1,204	$1,336,066
>5.00% - 10.00%	—	10,607	7,471	38,578	2,603	6,021	27,259	370	92,909
Greater than 10%	—	524	2,769	869	1,915	3,027	19,640	1,250	29,994
Franchise non-real estate secured
0% - 5.00%	9,938	210,415	121,918	77,413	48,552	44,294	2,062	—	514,592
>5.00% - 10.00%	323	2,370	4,036	1,977	4,174	3,430	—	—	16,310
Greater than 10%	—	—	—	13,056	—	3,835	—	—	16,891
SBA not secured by real estate
0% - 5.00%	265	2,383	1,326	2,258	601	3,503	1,572	285	12,193
>5.00% - 10.00%	—	—	469	—	387	230	—	—	1,086
Greater than 10%	—	88	141	261	—	1,709	787	—	2,986
Total commercial loans	$42,151	$341,291	$233,029	$201,482	$92,772	$176,139	$933,054	$3,109	$2,023,027
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.
(2) Loans to businesses that are collateralized by real estate where the operating cash flow of the business is the primary source of repayment.
(3) SBA loans that are collateralized by real property other than hotel/motel real property.
(4) Loans to businesses where the operating cash flow of the business is the primary source of repayment.

A significant driver in the ACL for loans in the investor real estate secured and business real estate secured segments is loan to value (“LTV”). The following table summarizes the amortized cost of loans in these segments by current estimated LTV and by year of origination as of the date indicated:

	Term Loans by Vintage
	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
March 31, 2020	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied
55% and below	$56,085	$174,693	$137,386	$179,286	$144,084	$515,589	$11,085	—	$1,218,208
>55-65%	27,173	114,711	104,810	97,883	52,649	104,802	559	—	502,587
>65-75%	20,825	92,602	136,934	23,455	10,238	29,568	—	—	313,622
Greater than 75%	—	—	2,939	2,355	214	273	—	—	5,781
Multifamily
55% and below	26,605	108,109	133,038	93,938	72,385	159,449	511	—	594,035
>55-65%	32,070	140,824	121,292	83,532	85,911	160,662	—	—	624,291
>65-75%	46,533	49,354	40,497	62,560	132,830	37,319	476	—	369,569
Greater than 75%	—	10,082	20,635	1,908	—	5,162	—	—	37,787
Construction and land
55% and below	2,250	114,230	116,970	32,535	—	7,581	391	—	273,957
>55-65%	—	4,320	19,439	57,988	—	—	—	—	81,747
>65-75%	—	—	1,887	17,509	—	—	—	—	19,396
Greater than 75%	—	—	1,044	—	—	1,381	—	—	2,425
SBA secured by real estate (1)
55% and below	—	1,150	658	844	725	439	—	—	3,816
>55-65%	—	3,194	710	3,869	980	4,079	—	—	12,832
>65-75%	494	3,730	8,821	6,523	4,371	3,601	—	—	27,540
Greater than 75%	—	2,652	3,629	5,652	1,476	4,068	—	—	17,477
Total investor loans secured by real estate	$212,035	$819,651	$850,689	$669,837	$505,863	$1,033,973	$13,022	$—	$4,105,070
Business loan secured by real estate (2)
CRE owner-occupied
55% and below	$44,737	$113,567	$154,056	$194,126	$143,274	$361,762	$4,951	—	$1,016,473
>55-65%	14,963	91,000	85,230	61,426	75,933	87,639	—	—	416,191
>65-75%	15,560	89,702	44,579	59,813	47,717	60,839	1,119	—	319,329
Greater than 75%	39,397	20,859	24,160	5,012	3,333	42,878	—	—	135,639
Franchise real estate secured
55% and below	9,342	18,866	14,141	16,765	11,413	21,859	—	—	92,386
>55-65%	—	11,447	11,696	24,812	7,010	6,891	—	—	61,856
>65-75%	—	44,892	27,393	10,261	12,102	17,098	—	—	111,746
Greater than 75%	9,984	12,369	23,357	57,365	1,127	1,238	—	—	105,440
SBA secured by real estate (3)
55% and below	2,109	7,723	14,253	19,436	11,791	27,964	364	—	83,640
>55-65%	—	—	—	—	—	—	—	—	—
>65-75%	—	—	—	—	—	—	—	—	—
Greater than 75%	—	—	—	—	—	—	—	—	—
Total business loans secured by real estate	$136,092	$410,425	$398,865	$449,016	$313,700	$628,168	$6,434	$—	$2,342,700
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.
(2) Loans to businesses that are collateralized by real estate where the operating cash flow of the business is the primary source of repayment.
(3) SBA loans that are collateralized by real property other than hotel/motel real property.

The following table presents FICO bands for the retail segment of the loan portfolio as of the date indicated:

	Term Loans by Vintage
	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
March 31, 2020	(Dollars in thousands)
Retail Loans
Single family residential (1)
Greater than 740	$3,466	$9,868	$13,973	$11,586	$32,709	$90,860	$29,710	—	$192,172
>680 - 740	—	1,196	3,786	4,824	2,678	10,893	9,273	—	32,650
>580 - 680	—	—	—	521	3,169	6,549	1,319	—	11,558
Less than 580	—	—	—	—	—	763	37	—	800
Consumer loans
Greater than 740	89	126	866	55	25	2,682	2,366	—	6,209
>680 - 740	—	64	8	37,990	—	501	1,765	—	40,328
>580 - 680	—	24	—	—	4	155	110	—	293
Less than 580	—	—	—	—	—	21	41	—	62
Total retail loans	$3,555	$11,278	$18,633	$54,976	$38,585	$112,424	$44,621	$—	$284,072
______________________________
(1) Single family residential includes home equity lines of credit, as well as second trust deeds.

Note 8 – Subordinated Debentures

As of March 31, 2020, the Company had three issuances of subordinated notes and two issuances of junior subordinated debt securities, with an aggregate carrying value of $215.3 million and a weighted interest rate of 5.43%, compared with an aggregate carrying value of $215.1 million and a weighted interest rate of 5.37% at December 31, 2019.

The following table summarizes our outstanding subordinated debentures as of the dates indicated:

				March 31, 2020	December 31, 2019
	Stated Maturity	Current Interest Rate	Current Principal Balance	Carrying Value
			(Dollars in thousands)
Subordinated notes
Subordinated notes due 2024, 5.75% per annum	September 3, 2024	5.75%	$60,000	$59,462	$59,432
Subordinated notes due 2029, 4.875% per annum until May 15, 2024, 3-month LIBOR +2.5% thereafter	May 15, 2029	4.875%	125,000	122,686	122,622
Subordinated notes due 2025, 7.125% per annum	June 26, 2025	7.125%	25,000	25,127	25,133
Total subordinated notes			210,000	207,275	207,187
Subordinated debt
Heritage Oaks Capital Trust II (junior subordinated debt), 3-month LIBOR+1.72%	January 1, 2037	3.63%	5,248	4,071	4,054
Santa Lucia Bancorp (CA) Capital Trust (junior subordinated debt), 3-month LIBOR+1.48%	July 7, 2036	3.31%	5,155	3,923	3,904
Total subordinated debt			10,403	7,994	7,958
Total subordinated debentures			$220,403	$215,269	$215,145

In connection with the various issuances of subordinated notes, the Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade ratings of BBB+ and BBB for the Corporation’s senior unsecured debt and subordinated debt, respectively, and a deposit rating of A- for the Bank. The Company’s and Bank’s ratings were reaffirmed in February 2020 by KBRA following the announcement of the proposed acquisition of Opus.

As of March 31, 2020, the Corporation has two unconsolidated Delaware statutory trust subsidiaries, Heritage Oaks Capital Trust II and Santa Lucia Bancorp (CA) Capital Trust. Both are used as business trusts for the purpose of issuing junior subordinated debt to third party investors. The junior subordinated debt was issued in connection with the trust preferred securities offerings. The Corporation is not allowed to consolidate any trust preferred securities into the Company’s consolidated financial statements. The resulting effect on the Company’s consolidated financial statements is to report the subordinated debentures as a component of the Company’s liabilities, and its ownership interest in the trusts as a component of other assets.

For additional information on the Company’s subordinated debentures, see “Note 13 — Subordinated Debentures” to the Consolidated Financial Statements of the Company’s 2019 Form 10-K.

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

The following tables set forth the Company’s earnings per share calculations for the periods indicated:

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
	(Dollars in thousands, except per share data)
Basic
Net income	$25,740	$41,098	$38,718
Less: Earnings allocated to participating securities	(232)	(426)	(347)
Net income allocated to common stockholders	$25,508	$40,672	$38,371

Weighted average common shares outstanding	59,007,191	58,816,352	61,987,605
Basic earnings per common share	$0.43	$0.69	$0.62

Diluted
Net income allocated to common stockholders	$25,508	$40,672	$38,371

Weighted average common shares outstanding	59,007,191	58,816,352	61,987,605
Diluted effect of share-based compensation	182,526	365,702	298,178
Weighted average diluted common shares	59,189,717	59,182,054	62,285,783
Diluted earnings per common share	$0.43	$0.69	$0.62

The impact of stock options, which are anti-dilutive, are excluded from the computations of diluted earnings per share. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. For the three months ended March 31, 2020, there were no RSUs or stock options that were anti-dilutive.

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

Derivative assets and liabilities – The Company originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a correspondent bank. These back-to-back swap agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. The fair value of these derivatives is based on a market standard discounted cash flow approach. The Company may enter into risk participation agreements with a counterparty bank to accept a portion of the credit risk on interest rate swap related to loans. The fair value for the risk participation agreements is calculated by using a one-sided credit valuation adjustments model that takes into account the total expected asset or liability exposure of the derivatives to the borrowers and the credit of the borrower. Due to the observable nature of the majority of inputs used in deriving the fair value of these derivative contracts, the valuation of derivatives is classified as Level 2.

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	March 31, 2020
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in thousands)
Financial assets
Investment securities available-for-sale:
U.S. Treasury	$—	$32,833	$—	$32,833
Agency	—	247,766	—	247,766
Corporate	—	176,033	—	176,033
Municipal bonds	—	407,097	—	407,097
Collateralized mortgage obligations	—	9,656	—	9,656
Mortgage-backed securities	—	464,376	—	464,376
Total securities available-for-sale	$—	$1,337,761	$—	$1,337,761

Derivative assets	$—	$10,961	$—	$10,961

Financial liabilities
Derivative liabilities	$—	$11,013	$—	$11,013

	December 31, 2019
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in thousands)
Financial assets
Investment securities available-for-sale:
U.S. Treasury	$—	$63,555	$—	$63,555
Agency	—	246,358	—	246,358
Corporate	—	151,353	—	151,353
Municipal bonds	—	397,298	—	397,298
Collateralized mortgage obligations	—	9,984	—	9,984
Mortgage-backed securities	—	499,836	—	499,836
Total securities available-for-sale	$—	$1,368,384	$—	$1,368,384

Derivative assets	$—	$2,103	$—	$2,103

Financial liabilities
Derivative liabilities	$—	$2,103	$—	$2,103

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Individually evaluated Loans (impaired loans prior to adoption of ASC 326) – A loan is individually evaluated for expected credit losses when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Individually evaluated loans is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. Collateral generally consists of accounts receivable, inventory, fixed assets, real estate and cash. The Company measures impairment on all nonaccrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost.

Other Real Estate Owned – OREO is initially recorded at the fair value less estimated costs to sell at the date of transfer. This amount becomes the property’s new basis. Any fair value adjustments based on the property’s fair value less estimated costs to sell at the date of acquisition are charged to the allowance for credit losses.

The fair value of individually evaluated loans and other real estate owned were determined using Level 3 assumptions, and represents individually evaluated loan and other real estate owned balances for which a specific reserve has been established or on which a write down has been taken. For real estate loans, generally, the Company obtains third party appraisals (or property valuations) and/or collateral audits in conjunction with internal analysis based on historical experience on its individually evaluated loans and other real estate owned to determine fair value. In determining the net realizable value of the underlying collateral for individually evaluated loans, the Company will then discount the valuation to cover both market price fluctuations and selling costs, typically ranging from 7% to 10% of the collateral value, that the Company expected would be incurred in the event of foreclosure. In addition to the discounts taken, the Company’s calculation of net realizable value considered any other senior liens in place on the underlying collateral. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions and management’s expertise and knowledge of the client and client’s business.

At March 31, 2020, the Company’s individually evaluated collateral dependent loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisals available to management. The Company completed partial charge-offs on certain individually evaluated loans based on recent real estate or property appraisals and released the related specific reserves during the three months ended March 31, 2020.

The following table presents our assets measured at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019.

	March 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in thousands)
Financial assets
Collateral dependent loans	$—	$—	$660	$660

	December 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in thousands)
Financial assets
Impaired loans	$—	$—	$2,257	$2,257

The following table presents quantitative information about level 3 of fair value measurements for assets measured at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019.

	March 31, 2020
				Range
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$318	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
Business loans secured by real estate
SBA secured by real estate	277	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
Commercial loans
SBA non-real estate secured	65	Fair value of collateral	Collateral discount and cost to sell	7.00%	10.00%	7.32%
Total individually evaluated loans	$660

	December 31, 2019
				Range
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$569	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
SBA secured by real estate	408	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
Business loans secured by real estate
SBA secured by real estate	140	Fair value of collateral	Collateral discount and cost to sell	7.00%	10.00%	7.81%
Commercial loans
SBA non-real estate secured	1,140	Fair value of collateral	Collateral discount and cost to sell	7.00%	63.00%	15.33%
Total individually evaluated loans	$2,257

Fair Values of Financial Instruments

The fair value estimates presented herein are based on pertinent information available to management as of the dates indicated, representing an exit price.

	At March 31, 2020
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$534,032	$534,032	$—	$—	$534,032
Interest-bearing time deposits with financial institutions	2,708	2,708	—	—	2,708
Investments held-to-maturity	34,553	—	36,238	—	36,238
Investment securities available-for-sale	1,337,761	—	1,337,761	—	1,337,761
Loans held for sale	111	—	119	—	119
Loans held for investment, net	8,754,869	—	—	8,919,760	8,919,760
Derivative asset	10,961	—	10,961	—	10,961
Accrued interest receivable	38,294	38,294	—	—	38,294

Liabilities
Deposit accounts	9,093,072	8,020,531	1,077,483	—	9,098,014
FHLB advances	521,017	—	521,735	—	521,735
Subordinated debentures	215,269	—	227,542	—	227,542
Derivative liability	11,013	—	11,013	—	11,013
Accrued interest payable	3,671	3,671	—	—	3,671

	At December 31, 2019
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$326,850	$326,850	$—	$—	$326,850
Interest-bearing time deposits with financial institutions	2,708	2,708	—	—	2,708
Investments held-to-maturity	37,838	—	38,760	—	38,760
Investment securities available-for-sale	1,368,384	—	1,368,384	—	1,368,384
Loans held for sale	1,672	—	1,821	—	1,821
Loans held for investment, net	8,722,311	—	—	8,691,019	8,691,019
Derivative asset	2,103	—	2,103	—	2,103
Accrued interest receivable	39,442	39,442	—	—	39,442

Liabilities
Deposit accounts	8,898,509	7,850,667	1,048,583	—	8,899,250
FHLB advances	517,026	—	517,291	—	517,291
Other borrowings	—	—	—	—	—
Subordinated debentures	215,145	—	237,001	—	237,001
Derivative liability	2,103	—	2,103	—	2,103
Accrued interest payable	2,686	2,686	—	—	2,686

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

Note 11 – Derivative Instruments

From time to time, the Company enters into interest rate swap agreements with certain borrowers to assist them in mitigating their interest rate risk exposure associated with the loans they have with the Company. At the same time, the Company enters into identical interest rate swap agreements with another financial institution to mitigate the Company’s interest rate risk exposure associated with the swap agreements it enters into with its borrowers. At March 31, 2020, the Company had over-the-counter derivative instruments and centrally-cleared derivative instruments with matched terms with an aggregate notional amount of $88.7 million and a fair value of $11.0 million compared with an aggregate notional amount of $76.3 million and a fair value of $2.1 million at December 31, 2019. The fair value of these agreements are determined through a third party valuation model used by the Company’s counterparty bank, which uses observable market data such as cash LIBOR rates, prices of Eurodollar future contracts and market swap rates. The fair values of these swaps are recorded as components of other assets and other liabilities in the Company’s condensed consolidated balance sheet. Changes in the fair value of these swaps, which occur due to changes in interest rates, are recorded in the Company’s income statement as a component of noninterest income. Since the terms of the swap agreements between the Company and its borrowers have been matched with the terms of swap agreements with another financial institution, the adjustments for the change in their fair value offset each other in noninterest income.

Over-the-counter contracts are tailored to meet the needs of the counterparties involved and, therefore, generally contain a greater degree of credit risk and liquidity risk than centrally-cleared contracts, which have standardized terms. Although changes in the fair value of swap agreements between the Company and borrowers and the Company and other financial institutions offset each other, changes in the credit risk of these counterparties may result in a difference in the fair value of these swap agreements. Offsetting over-the-counter swap agreements the Company has with other financial institutions are collateralized with cash, and swap agreements with borrowers are secured by the collateral arrangements for the underlying loans these borrowers have with the Company. During the three months ended March 31, 2020 and 2019, there were no losses recorded on swap agreements attributable to the change in credit risk associated with a counterparty. All interest rate swap agreements entered into by the Company as of March 31, 2020 and December 31, 2019 are free-standing derivatives and are not designated as hedging instruments.

The Company’s credit derivatives result from entering into credit risk participation agreements (“RPAs”) with a counterparty bank to accept a portion of the credit risk on interest rate swaps related to loans. RPAs provide credit protection to the financial institution should the borrower fail to perform on its interest rate swap derivative contract with the financial institution. The credit risk related to these credit derivatives is managed through the Company’s loan underwriting process. RPAs are derivative financial instruments not designated as hedging and are recorded at fair value. Changes in fair value are recognized as a component of noninterest income with a corresponding offset within other assets or other liabilities.

The following tables summarize the Company's derivative instruments, included in “other assets” and “other liabilities” in the consolidated statements of financial condition:

	March 31, 2020
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts	$88,668	$10,961	$88,668	$10,961
Other contracts	—	—	14,725	52
Total derivative instruments	$88,668	$10,961	$103,393	$11,013

	December 31, 2019
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts	$76,314	$2,103	$76,314	$2,103
Total derivative instruments	$76,314	$2,103	$76,314	$2,103

The following table summarizes the effect of the derivative financial instruments in the consolidated statement of income.

		Amount of Gain Recognized in Income on Derivative Instruments
		Three Months Ended
Derivative Not Designated as Hedging Instruments:	Location of Gain Recognized in Income on Derivative Instruments	March 31, 2020	March 31, 2019
		(Dollars in thousands)
Other contracts	Other income	$198	$—
Total		$198	$—

Note 12 – Balance Sheet Offsetting

Derivative financial instruments may be eligible for offset in the consolidated balance sheets, such as those subject to enforceable master netting arrangements or a similar agreement. Under these agreements, the Company has the right to net settle multiple contracts with the same counterparty. The Company offers an interest rate swap product to qualified customers, which are then paired with derivative contracts the Company enters into with a counterparty bank. While derivative contracts entered into with counterparty banks may be subject to enforceable master netting agreements, derivative contracts with customers may not be subject to enforceable master netting arrangements, derivative contracts with customers may not be subject to enforceable master netting arrangements. The Company elected to account for centrally-cleared derivative contracts on a gross basis. With regard to derivative contracts not centrally cleared through a clearinghouse, regulations require collateral to be posted by the party with a net liability position. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments are commonly referred to as variation margin and are treated as settlements of derivative exposure rather than as collateral.

Financial instruments that are eligible for offset in the consolidated statements of financial condition as of March 31, 2020 are presented in the table below:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral (2)	Net Amount
	(Dollars in thousands)
March 31, 2020
Financial assets:
Derivatives not designated as hedging instruments	$10,961	$—	$10,961	$—	$—	$10,961
Total	$10,961	$—	$10,961	$—	$—	$10,961

Financial liabilities:
Derivatives not designated as hedging instruments	$11,013	$—	$11,013	$(2,766)	$(2,600)	$5,647
Total	$11,013	$—	$11,013	$(2,766)	$(2,600)	$5,647

(1) Represents the fair value of securities pledged with counterparty bank.
(2) Represents cash collateral pledged with counterparty bank.

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
December 31, 2019
Financial assets:
Derivatives not designated as hedging instruments	$2,103	$—	$2,103	$—	$—	$2,103
Total	$2,103	$—	$2,103	$—	$—	$2,103

Financial liabilities:
Derivatives not designated as hedging instruments	$2,107	$(4)	$2,103	$—	$(1,678)	$425
Total	$2,107	$(4)	$2,103	$—	$(1,678)	$425

(1)Represents cash collateral held with counterparty bank.

Note 13 – Leases

The Company accounts for its leases in accordance with ASC 842, which was implemented on January 1, 2019, and requires the Company to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased asset. The Company’s leases primarily represent future obligations to make payments for the use of buildings or space for its operations. Liabilities to make future lease payments are recorded in accrued expenses and other liabilities, while right-of-use assets are recorded in other assets in the Company’s consolidated balance sheets. At March 31, 2020, all of the Company’s leases were classified as operating leases or short-term leases. Liabilities to make future lease payments and right of use assets are recorded for operating leases and not short-term leases. These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Company believes it has an economic incentive to extend or renew the lease. Future contractual base rents are discounted using the rate implicit in the lease or using the Company’s estimated incremental borrowing rate if the rate implicit in the lease is not readily determinable. For leases that contain variable lease payments, the Company assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the term of the associated lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion in the related liability to make future lease payments.

For the three months ended March 31, 2020 and 2019, lease expense totaled $3.7 million and $3.4 million, respectively, and was recorded in premises and occupancy expense in the consolidated statements of income. For the three months ended March 31, 2020 and 2019, lease expense attributable to operating leases totaled approximately $3.2 million and $2.7 million, respectively. Lease expense attributable to short-term leases for the three months ended March 31, 2020 and 2019 totaled approximately $527,000 and $691,000. Short-term leases are leases that have a term of 12 months or less at commencement.

The following table presents supplemental information related to operating leases as of and for three months ended:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Balance Sheet:
Operating lease right of use assets	$52,572	$43,177
Operating lease liabilities	56,252	46,498

	Three Months Ended
	March 31, 2020	March 31, 2019
	(Dollars in thousands)
Cash Flows:
Operating cash flows from operating leases	$2,257	$2,545

The following table provides information related to minimum contractual lease payments and other information associated with the Company’s leases as of March 31, 2020:

	2020	2021	2022	2023	2024	Thereafter	Total
	(Dollars in thousands)
Contractual base rents (1):
Operating leases	$8,523	$13,028	$12,640	$11,521	$9,848	$10,835	$66,395
Short-term leases	127	7	—	—	—	—	134
Total contractual base rents	$8,650	$13,035	$12,640	$11,521	$9,848	$10,835	$66,529

Total liability to make lease payments							$56,252
Difference in undiscounted and discounted future lease payments							$10,277
Weighted average discount rate							5.49%
Weighted average remaining lease term (years)							5.8
______________________________
(1) Contractual base rents reflect options to extend and renewals, and do not include property taxes and other operating expenses due under respective lease agreements.

The following table provides information related to minimum contractual lease payments and other information associated with the Company’s leases as of December 31, 2019:

	2020	2021	2022	2023	2024	Thereafter	Total
	(Dollars in thousands)
Contractual base rents (1):
Operating leases	$10,138	$10,602	$10,137	$9,055	$7,318	$7,265	$54,515
Short-term leases	143	7	—	—	—	—	150
Total contractual base rents	$10,281	$10,609	$10,137	$9,055	$7,318	$7,265	$54,665

Total liability to make lease payments							$46,498
Difference in undiscounted and discounted future lease payments							$8,167
Weighted average discount rate							6.13%
Weighted average remaining lease term (years)							5.4
______________________________
(1) Contractual base rents reflect options to extend and renewals, and do not include property taxes and other operating expenses due under respective lease agreements.

The Company from time to time leases portions of space it owns to other parties. Income received from these transactions is recorded on a straight-line basis over the term of the sublease. For the three months ended March 31, 2020 and 2019, rental income totaled $25,000 and $45,000, respectively.

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

The following tables provide a summary of the Company’s revenue streams, including those that are within the scope of ASC 606 and those that are accounted for under other applicable U.S. GAAP:

	Three Months Ended
	March 31, 2020		December 31, 2019		March 31, 2019
	Within Scope(1)	Out of Scope(2)	Within Scope(1)	Out of Scope(2)	Within Scope(1)	Out of Scope(2)
	(Dollars in thousands)
Noninterest income:
Loan servicing fees	$—	$480	$—	$487	$—	$398
Service charges on deposit accounts	1,715	—	1,558	—	1,330	—
Other service fee income	311	—	359	—	356	—
Debit card interchange income	348	—	367	—	1,071	—
Earnings on bank-owned life insurance	—	1,336	—	864	—	910
Net gain from sales of loans	—	771	—	1,698	—	1,729
Net gain from sales of investment securities	—	7,760	—	3,671	—	427
Other income	217	1,537	107	690	192	1,268
Total noninterest income	$2,591	$11,884	$2,391	$7,410	$2,949	$4,732
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

Other Income

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

At March 31, 2020, the Company did not have any material contract assets or liabilities in its consolidated financial statements related to revenue streams within the scope of ASC 606, and there were no material changes in those balances during the reporting period.

Note 15 – Subsequent Events

Quarterly Cash Dividend and Stock Repurchase Program

On April 24, 2020, the Corporation’s Board of Directors declared a cash dividend of $0.25 per share, payable on May 15, 2020 to shareholders of record on May 8, 2020.

The Company has suspended its stock repurchase program indefinitely.

Pacific Premier Bancorp, Inc. and Opus Bank

On January 31, 2020, the Corporation and the Bank entered into a definitive agreement with Opus, pursuant to which the Company will acquire Opus in an all-stock transaction valued at approximately $1.0 billion, or $26.82 per share, based on a closing price for the Corporation’s common stock of $29.80 as of January 31, 2020. Based on the $18.84 closing price for the Corporation’s common stock as of March 31, 2020, the value of the transaction is approximately $653.3 million, or $16.96 per share. Upon consummation of the acquisition, holders of Opus common stock will have the right receive 0.90 shares of the Corporation’s common stock for each share of Opus stock. We expect to issue approximately 34.7 million shares of our common stock in the Opus acquisition.

The Corporation has received the required regulatory approvals from the Board of Governors of the Federal Reserve System and the California Department of Business Oversight for Opus to be merged into the Bank, and for the Bank to exercise trust powers. On May 5, 2020, the Corporation’s and Opus’s shareholders completed approvals required for the acquisition. The transaction is expected to be effective as of June 1, 2020, subject to the satisfaction of customary closing conditions. For additional details, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Pending Acquisition of Opus.”

Impacts of the COVID-19 Pandemic

The COVID-19 pandemic was declared a Public Health Emergency of International Concern by the World Health Organization on January 30, 2020.  The ongoing COVID-19 pandemic global and national health emergency has caused significant disruption in the United States and international economies and financial markets. The operations and business results of the Company could be materially adversely affected.  The extent to which the COVID-19 pandemic impacts our business, asset valuations, results of operations and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, investments, loans, loan servicing rights and deferred tax assets.

Subsequent to March 31, 2020, the Company continued its efforts to support our customers affected by the COVID-19 pandemic and monitor the Bank’s loan portfolio to identify potential at-risk segments and line of credit draws for deviations from normal activity, including but not limited to the following:

•
Participating in the Small Business Administration’s Paycheck Protection Program (“PPP”) that enabled the Company’s clients to utilize this valuable resource to help meet the costs associated with payroll, mortgage interest, rent and utilities. Through May 6, 2020, our team has executed over 3,700 PPP loans for approximately $1.12 billion through the program.

•
Implemented a temporary loan modification program for borrowers affected by the COVID-19 pandemic, including payment deferrals, fee waivers and extensions of repayment terms. As of May 6, 2020, we have approved payment deferrals on 80 loans with a total recorded balance of $174.8 million pursuant to the COVID-19 modification program.

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

The COVID-19 pandemic is adversely affecting us, our customers, counterparties, employees and third party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility, which could result in impairment to our goodwill in future periods.  Changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance. In addition to the foregoing, the following additional factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•	The strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;

•	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);

•	Inflation/deflation, interest rate, market and monetary fluctuations;

•
The effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, FASB or other accounting standards setters, including ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the CECL model, which will change how we estimate credit losses and has increased the required level of our allowance for credit losses since adoption on January 1, 2020;

•
The effect of acquisitions we may make, such as our pending acquisition of Opus Bank, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions and/or the failure to effectively integrate an acquisition target into our operations;

•	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•	The impact of changes in financial services policies, laws and regulations, including those concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

•	Uncertainty relating to the London Interbank Offering Rate (“LIBOR”) calculation process and potential phasing out of LIBOR after 2021;

•	The effectiveness of our risk management framework and quantitative models;

•	Changes in the level of our nonperforming assets and charge-offs;

•	Possible credit-related impairments of securities held by us;

•	Possible impairment charges to goodwill;

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

•
Public health crises and pandemics, including the COVID-19 pandemic, and the effects on the economic and business environments in which we operate, including our credit quality and business operations, as well as the impact on general economic and financial market conditions;

•
Geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;

•	Cybersecurity threats and the cost of defending against them, including the costs of compliance with potential legislation to combat cybersecurity at a state, national or global level;

•	Natural disasters, earthquakes, fires and severe weather;

•	Unanticipated regulatory, legal or judicial proceedings;

•	Ambiguity in the rules and regulatory guidance regarding the SBA PPP loan program; and

•	Our ability to manage the risks involved in the foregoing.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking information and statements to reflect actual results or changes in the factors affecting the forward-looking information and statements. For information on the factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our 2019 Form 10-K in addition to Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q and other reports as filed with the SEC.

Forward-looking information and statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us. Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov.

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020.

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

We provide banking services within our targeted markets in California, Arizona, Nevada and Washington to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve. Additionally, through our Homeowners’ Associations (“HOA”) Banking and Lending and Franchise Capital units we can provide customized cash management, electronic banking services and credit facilities to HOAs, HOA management companies and quick service restaurant (“QSR”) franchise owners nationwide. Our corporate headquarters are located in Irvine, California. At March 31, 2020, the Bank operated 41 full-service depository branches located in California in the counties of Orange, Los Angeles, Riverside, San Bernardino, San Diego, San Luis Obispo and Santa Barbara, California as well as markets in Pima and Maricopa Counties, Arizona, Clark County, Nevada and Clark County, Washington. Subsequent to March 31, 2020, one of our branches in San Diego county was closed and consolidated into another branch within the same county. After the consolidation, the Bank operates 40 full-service depository branches.

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

COVID-19 Pandemic

The recent outbreak of the COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on economic conditions and created uncertainty in financial markets. Correspondingly, in early March 2020, the Company began preparing for potential disruptions and government limitations of activity in the markets in which we serve. Our team activated our Business Continuity Program and Pandemic Preparedness Plan and was able to quickly execute on multiple initiatives to adjust our operations to protect the health and safety of our employees and clients. As of the date of this report, we have 738 employees, 74% of our workforce, who are able to work remotely without impacting our productivity while continuing to provide a superior level of customer service. Since the beginning of the crisis, we have been in close contact with our clients, assessing the level of impact on their businesses, and putting a process in place to evaluate each client’s specific situation and provide relief programs where appropriate. We also enhanced awareness of digital banking offerings to ensure that we continue to provide a superior level of customer service. The Company’s branches remain open with reduced office hours and we have taken steps to comply with various government directives regarding “social distancing” to protect its clients and employees.

We were able to quickly establish our process for participating in the Small Business Administration’s (the “SBA”) Paycheck Protection Program (“PPP”) that enabled our clients to utilize this valuable resource beginning in April 2020. Loans under the PPP are designed to provide assistance for small businesses during the COVID-19 pandemic to help meet the costs associated with payroll, mortgage interest, rent and utilities. These loans are guaranteed by the SBA and forgiveness of the loan, by the SBA, is granted to the borrower if the borrower uses at least 75% of the funds to cover the cost of payroll. Forgiveness is also based on the small business maintaining or quickly rehiring their employees and maintaining salary levels for their employees. The CARES Act authorized the SBA to guarantee $349 billion in loans under the program. Loans under the PPP do not require any collateral or personal guarantees and, as such, these loans are generally included within our commercial loans segment. These loans carry a fixed rate of 1.00% and have a two-year term, if not forgiven, in whole or in part. As the initial funding alloted for PPP loans had been fully committed in two weeks after it was opened on April 3, 2020, the Paycheck Protection Program and Health Care Enhancement Act was signed into law on April 24, 2020, which authorized an additional $310 billion for guarantees of PPP loans.

Through May 6, 2020, our team has executed over 3,700 PPP loans for approximately $1.12 billion in the two rounds of the program, which has allowed us to further strengthen and deepen our client relationships, while positively impacting thousands of individuals. We are also closely monitoring the credit quality of our loan portfolio and monitor line of credit draws for deviation from normal activity in an attempt to improve loan performance and reduce credit risk.

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Bank is providing modifications where appropriate, including potential interest only payments or payment deferrals for clients that are adversely affected by the COVID-19 pandemic. The CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not classified as TDRs. In accordance with interagency guidance issued in April 2020, these short-term modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders, including payment deferrals, fee waivers and extensions of repayment terms, do not need to be identified as TDRs if the loans were current at the time a modification plan was implemented. As of May 6, 2020, we have approved payment deferrals on 80 loans with a total recorded balance of $174.8 million pursuant to the COVID-19 modification program.

Additionally, the CARES Act provides for relief on existing and new SBA loans through the Small Business Debt Relief. As part of the SBA Small Business Debt Relief, the SBA will automatically pay principal, interest and fees of certain SBA loans for a period of six months for both existing loans and new loans issued prior to September 27, 2020. At May 6, 2020, approximately 528 loans, representing approximately $156.1 million aggregate principal amount of qualifying loans, are eligible for this relief. The CARES Act also provides for mortgage payment relief and a foreclosure moratorium.

Given the fluidity of the situation, management cannot estimate the long term impact of the COVID-19 pandemic at this time. The Company has performed a goodwill impairment assessment, with the assistance from an independent third party, based on the 60-day average market price of the Company’s common stock as of the assessment date, March 31, 2020, and applied a 50% market participant acquisition premium based upon average observed control premiums for regional banks during the 2008 and 2009 financial crisis. As of March 31, 2020, our goodwill with a balance of $808.3 million was determined to not be impaired. At March 31, 2020, the Company remains well capitalized pursuant to all of its required regulatory capital ratios.

The preventative measures taken by various state and local governments, as well as the U.S. government, to stem the spread and impact of the COVID-19 pandemic, have contributed to further strain on economic conditions. Certain businesses and service providers have not been able to conduct operations in their usual manner or have had to temporarily halt operations altogether. While the magnitude of the impact from the COVID-19 pandemic and the related preventative measures taken is uncertain and difficult to predict, we anticipate the COVID-19 pandemic to have an impact on the following:

•
Loan growth and interest income - Current weakness in economic activity may have an impact on our borrowers, the businesses they operate and their financial condition. If we experience a protracted decline in economic activity, our borrowers may have less demand for credit needed to invest in and expand their businesses and/or support their ongoing operations, and our retail borrowers may have less demand for real estate and consumer loans. Additionally, during the first quarter of 2020, the Federal Reserve’s Federal Open Market Committee reduced the federal funds rate to a range of 0% to 0.25%. The potential for a reduction in future loan growth in conjunction with the decline in interest rates may place pressure on the level of and yield on earnings assets which may negatively impact our interest income.

•
Credit quality - Increases in unemployment, declines in consumer confidence, and a reluctance on the part of businesses to invest in an expand their operations, among other things, may result in additional weakness in economic conditions, place strain on our borrowers and ultimately impact the credit quality of our loan portfolio. As a result, we may experience increases in the level of past due, nonaccrual and classified loans, as well as higher net charge-offs. Deterioration in credit quality in conjunction with weakness in current and expected economic conditions, may require us to record additional provisions for credit losses.

•
CECL - On January 1, 2020, the Company adopted the provisions of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASC 326 requires the Company to measure credit losses on certain financial assets, such as loans and debt securities, using the CECL model. The CECL model for measuring credit losses is highly dependent upon expectations of future economic conditions and requires a considerable amount of judgment. Should expectations concerning future economic conditions continue to deteriorate, the Company may be required to record additional provisions for credit losses.

•
Impairment charges - Prolonged deterioration in economic conditions may adversely impact the Company’s operating results and the value of certain of our assets. As a result, the Company may be required to write-down the value of certain assets such as goodwill or deferred tax assets when there is evidence to suggest their value has become impaired or will not be realizable at a future date.

The U.S. Government in addition to other state and local policy makers have responded to the COVID-19 pandemic with actions geared to support not only the health and well-being of the public, but with actions to support consumers, businesses and the economy as a whole. However, the impact and overall effectiveness of these actions is difficult to determine at this time.

PENDING ACQUISITION OF OPUS

On February 3, 2020, the Corporation announced that, on January 31, 2020, the Corporation and the Bank had entered into a definitive agreement with Opus to acquire Opus in an all-stock transaction valued at approximately $1.0 billion, or $26.82 per share, based on a closing price for the Corporation’s common stock of $29.80 as of January 31, 2020. Based on the $18.84 closing price for the Corporation’s common stock as of March 31, 2020, the value of the transaction is approximately $653.3 million, or $16.96 per share.

Opus is a California-chartered state bank headquartered in Irvine, California with $8.4 billion in total assets, $6.0 billion in gross loans and $6.7 billion in total deposits as of March 31, 2020. Opus operates 46 banking offices located throughout California, Washington, Oregon and Arizona.

The consideration payable to Opus shareholders upon consummation of the acquisition will consist of whole shares of the Corporation’s common stock and cash in lieu of fractional shares of the Corporation’s common stock. Upon consummation of the transaction, (i) each share of Opus common stock, no par value per share, issued and outstanding immediately prior to the effective time of the acquisition will be canceled and exchanged for the right to receive 0.9000 shares of the Corporation’s common stock, and (ii) each share of Opus Series A noncumulative, non-voting preferred stock issued and outstanding immediately prior to the effective time of the acquisition will be converted into and canceled in exchange for the right to receive that number of shares of the Corporation’s common stock equal to the product of (X) the number of shares of Opus common stock into which such share of Opus preferred stock is convertible in connection with, and as a result of, the acquisition, and (Y) 0.9000, in each case, plus cash in lieu of fractional shares of the Corporation’s common stock. Existing Pacific Premier shareholders will own approximately 63% of the outstanding shares of the combined company, and Opus shareholders are expected to own approximately 37%. Opus directors who own shares of Opus common stock, certain executive officers and shareholders, who own in the aggregate approximately 19% of the outstanding shares of Opus common stock and approximately 98% of the outstanding shares of Opus preferred stock, have entered into agreements with the Corporation, the Bank and Opus pursuant to which they have committed to vote their shares of Opus common stock and Opus preferred stock in favor of the acquisition.

On April 3, 2020, the Corporation received the required regulatory approvals from the Federal Reserve and the DBO for Opus to be merged into the Bank, and for the Bank to exercise trust powers. On May 5, 2020, the Corporation’s and Opus’s shareholders completed approvals required for the acquisition. The transaction is expected to be effective on June 1, 2020, subject to the satisfaction of customary closing conditions.

For additional information about the proposed acquisition of Opus and receipt of regulatory approvals and shareholder approval, see the Corporation’s Current Report on Form 8-K filed with the SEC on February 6, 2020 and the definitive agreement, Form 8-K filed with the SEC on April 2, 2020 and Form 8-K filed with the SEC on May 6, 2020.

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies that govern the application of U.S. GAAP in the preparation of our financial statements. Our significant accounting policies are described in the Notes to the Consolidated Financial Statements in our 2019 Form 10-K.

On January 1, 2020, the Company adopted the provisions of ASC 326 - Financial Instruments - Measurement of Credit Losses on Financial Instruments. The adoption of ASC 326 changes the way the Company estimates the allowance for credit losses on certain financial assets. The adoption of ASC 326 requires the Company to measure and record current expected credit losses for financial assets within the scope of ASC 326, which for the Company, currently consist substantially of loans, unfunded loan commitments and investment securities. Measuring credit losses under the CECL framework requires a significant amount of judgment, including the incorporation of reasonable and supportable forecasts about future conditions that may ultimately impact the level of credit losses the Company may recognize. Under the CECL framework, current expected credit losses, or lifetime losses, are recorded on financial assets within the scope of ASC 326 at the time of their origination or acquisition. The Company has provided a summary of its policy for the accounting for credit losses below. Please also see Note 2 - Recently Issued Accounting Pronouncements as well as Note 3 - Significant Accounting Policies, of the consolidated financial statements for addition discussion on the adoption of ASC 326, as well as the Company’s policy for accounting for credit losses.

The following provides a summary of the Company’s policy for the accounting for the allowance for credit losses under ASC 326:

The Company accounts for credit losses on loans in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination or acquisition. The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated statements of financial condition. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. The Company measures the ACL on commercial real estate loans and commercial loans using a discounted cash flow approach, and a historical loss rate methodology is used to determine the ACL on retail loans. The Company’s discounted cash flow methodology incorporates a probability of default and loss given default model, as well as expectations of future economic conditions, using reasonable and supportable forecasts. The use of reasonable and supportable forecasts require significant judgment, such as selecting forecast scenarios and related scenario-weighting, as well as determining the appropriate length of the forecast horizon. Management leverages economic projections from a reputable and independent third party to inform and provide its reasonable and supportable economic forecasts. Other internal and external indicators of economic forecasts may also be considered by management when developing the forecast metrics. The Company’s ACL model reverts to long-term average loss rates for purposes of estimating expected cash flows beyond a period deemed reasonable and supportable. The Company forecasts economic conditions and expected credit losses over a two-year time horizon before reverting to long-term average loss rates. The duration of the forecast horizon, the period over which forecasts revert to long-term averages, the economic forecasts that management utilizes, as well as additional internal and external indicators of economic forecasts that management considers, may change over time depending on the nature and composition of our loan portfolio. Changes in economic forecasts, in conjunction with changes in loan specific attributes, impact a loan’s probability of default and loss given default, which can drive changes in the determination of the ACL.

Expectations of future cash flows are discounted at the loan’s effective interest rate. The resulting ACL represents the amount by which the loan’s amortized cost exceeds the net present value of a loan’s discounted cash flows. The ACL is recorded through a charge to provision for credit losses and is reduced by charge-offs, net of recoveries on loans previously charged-off. It is the Company’s policy to charge-off loan balances at the time they have been deemed uncollectable. Please also see Note 7 - Allowance for Credit Losses, of the consolidated financial statements for additional discussion concerning the Company’s ACL methodology, including discussion concerning economic forecasts used in the determination of the ACL and the estimated impact of COVID-19 on current expectations of economic conditions.

The Company’s ACL model also includes adjustments for qualitative factors, where appropriate. Since historical information (such as historical net losses and economic cycles) may not always, by themselves, provide a sufficient basis for determining future expected credit losses; the Company periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not limited to factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios, changes in portfolio segmentation and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL.

The Company has an internal loan review system designed to provide for the detection of problem loans. Problem loans are typically those of a substandard or worse internal risk grade, and may consist of loans on nonaccrual status, troubled debt restructurings, loans where the likelihood of foreclosure on underlying collateral has increased, collateral dependent loans and other loans where concern or doubt over the ultimate collectability of all contractual amounts due has become elevated. Such loans may, in the opinion of management, be deemed to no longer possess risk characteristics similar to other loans in the loan portfolio, and as such may require individual evaluation to determine an appropriate ACL for the loan. When a loan is individually evaluated, the Company typically measures the expected credit loss for the loan based on a discounted cash flow approach, unless the loan has been deemed collateral dependent. Collateral dependent loans are loans where the repayment of the loan is expected to come from the operation of and/or eventual liquidation of the underlying collateral. The ACL for collateral dependent loans is determined using estimates for the fair value of the underlying collateral, less costs to sell. Although management uses the best information available to derive estimates necessary to measure an appropriate level of the ACL, future adjustments to the ACL may be necessary due to economic, operating, regulatory and other conditions that may extend beyond the Company’s control.

Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL and loan review process. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

Loans acquired through purchase or a business combination are recorded at their fair value at the acquisition date. The Company performs an assessment of acquired loans to first determine if such loans have experienced more than insignificant deterioration in credit quality since their origination and thus should be classified and accounted for as purchased credit deteriorated loans. For loans that have not experienced more than insignificant deterioration in credit quality since origination, referred to as non-PCD loans, the Company records such loans at fair value, with any resulting discount or premium accreted or amortized into interest income over the remaining life of the loan using the interest method. Additionally, upon the purchase or acquisition of non-PCD loans, the Company measures and records an ACL based on the Company’s methodology for determining the ACL. The ACL for non-PCD loans is recorded through a charge to provision for credit losses in the period in which the loans were purchased or acquired.

Acquired loans that are classified as PCD are acquired at fair value, which includes any resulting premiums or discounts. Premiums and discounts are amortized or accreted into interest income over the remaining life of the loan using the interest method. Unlike non-PCD loans, the initial ACL for PCD loans is established through an adjustment to the acquired loan balance and not through a charge to provision for credit losses in the period in which the loans were acquired. The ACL for PCD loans is determined with the use of the Company’s ACL methodology, and is recorded as an adjustment to the acquired loan balance on the date of acquisition. Characteristics of PCD loans include: delinquency, downgrade in credit quality since origination, loans on nonaccrual status and/or other factors the Company may become aware of through its initial analysis of acquired loans that may indicate there has been more than insignificant deterioration in credit quality since a loan’s origination. As of January 1, 2020 and March 31, 2020, there were no loans classified as PCD.

Subsequent to acquisition, the ACL for both non-PCD and PCD loans are determined with the use of the Company’s ACL methodology in the same manner as all other loans.

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

Liabilities to make lease payments and right-of-use assets are determined based on the total contractual base rents for each lease, discounted at the rate implicit in the lease or at the Company’s estimated incremental borrowing rate if the rate is not implicit in the lease. The Company measures future base rents based on the minimum payments specified in the lease agreement, giving consideration for periodic contractual rent increases which are based on an escalation rate or a specified index. When future rent payments are based on an index, the Company uses the index rate observed at the time of lease commencement to measure future lease payments. Liabilities to make lease payments are accounted for using the interest method, which are reduced by periodic rent payments, net of interest accretion. Right-of-use assets for finance leases are amortized on a straight-line basis over the term of the lease, while right-of-use assets for operating leases are amortized over the term of the lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion on the related liability to make lease payments. Expense recognition for finance leases is representative of the sum of periodic amortization of the associated right-of-use asset as well as the periodic interest accretion on the liability to make lease payments. Expense recognition for operating leases is recorded on a straight-line basis. As of March 31, 2020, all of the Company’s leases were classified as either operating leases or short-term leases.

From time to time the Company leases portions of the space it leases to other parties through sublease transactions. Income received from these transactions is recorded on a straight-line basis over the term of the sublease.

Other than the foregoing discussion concerning the accounting for the allowance for credit losses and the accounting for leases, there have been no other significant changes to our critical accounting policies from that described in our 2019 Form 10-K.

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

NON-GAAP MEASURES

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

For periods presented below, return on average tangible common equity is a non-GAAP financial measure derived from GAAP-based amounts. We calculate this figure by excluding CDI amortization expense and excluding the average CDI and average goodwill from the average stockholders’ equity during the period. Management believes that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business.

	Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
	(Dollars in thousands)
Net income	$25,740	$41,098	$38,718
Plus: CDI amortization expense	3,965	4,247	4,436
Less: CDI amortization expense tax adjustment (1)	1,137	1,218	1,288
Net income for average tangible common equity	$28,568	$44,127	$41,866

Average stockholders’ equity	$2,037,126	$2,004,815	$1,991,861
Less: average CDI	81,744	85,901	98,984
Less: average goodwill	808,322	808,322	808,726
Average tangible common equity	$1,147,060	$1,110,592	$1,084,151

Return on average equity (2)	5.05%	8.20%	7.78%
Return on average tangible common equity (2)	9.96%	15.89%	15.45%
______________________________
(1) CDI amortization expense adjusted by statutory tax rate.
(2) Ratio is annualized.

Tangible book value per share and tangible common equity to tangible assets (the “tangible common equity ratio”) are non-GAAP financial measures derived from GAAP-based amounts. We calculate tangible book value per share by dividing tangible common stockholder’s equity by shares outstanding. We calculate the tangible common equity ratio by excluding the balance of intangible assets from common stockholders’ equity and dividing by period end tangible assets, which also exclude intangible assets. We believe that this information is important to shareholders as tangible equity is a measure that is consistent with the calculation of capital for bank regulatory purposes, which excludes intangible assets from the calculation of risk-based ratios.

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Total stockholders’ equity	$2,002,917	$2,012,594
Less: Intangible assets	887,671	891,634
Tangible common equity	$1,115,246	$1,120,960

Book value per share	$33.40	$33.82
Less: intangible book value per share	14.80	14.98
Tangible book value per share	$18.60	$18.84

Total assets	$11,976,209	$11,776,012
Less: Intangible assets	887,671	891,634
Tangible assets	$11,088,538	$10,884,378

Tangible common equity ratio	10.06%	10.30%

For periods presented below, efficiency ratio is a non-GAAP financial measure derived from GAAP-based amounts. This figure represents the ratio of noninterest expense less other real estate owned operations, core deposit intangible amortization and merger-related expense to the sum of net interest income before provision for loan losses and total noninterest income, less gain/(loss) on sale of securities, other-than-temporary impairment recovery/(loss) on investment securities, gain/(loss) on sale of other real estate owned and gain/(loss) from debt extinguishment. Management believes that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business.

	Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
	(Dollars in thousands)
Total noninterest expense	$66,631	$66,216	$63,577
Less: CDI amortization	3,965	4,247	4,436
Less: merger-related expense	1,724	—	655
Less: other real estate owned operations, net	14	31	3
Noninterest expense, adjusted	$60,928	$61,938	$58,483

Net interest income before provision for loan losses	$109,175	$112,919	$111,406
Add: total noninterest income loss	14,475	9,801	7,681
Less: net gain loss from investment securities	7,760	3,671	427
Less net gain (loss) from debt extinguishment	—	(398)	—
Revenue, adjusted	$115,890	$119,447	$118,660

Efficiency ratio	52.6%	51.9%	49.3%

Core net interest income and core net interest margin are non-GAAP financial measures derived from GAAP-based amounts. We calculate core net interest income by excluding scheduled accretion income, accelerated accretion income, premium amortization on CD and nonrecurring nonaccrual interest paid from net interest income. The core net interest margin is calculated as the ratio of core net interest income to average interest-earning assets. Management believes that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business.

	Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
	(Dollars in thousands)
Net interest income	$109,175	$112,919	$111,406
Less: scheduled accretion income	1,793	2,030	2,573
Less: accelerated accretion income	2,312	3,798	1,232
Less: premium amortization on CD	63	72	201
Less: nonrecurring nonaccrual interest paid	—	168	161
Core net interest income	$105,007	$106,851	$107,239

Average interest-earning assets	$10,363,570	$10,347,009	$10,339,248

Net interest margin	4.24%	4.33%	4.37%
Core net interest margin	4.08%	4.10%	4.21%

RESULTS OF OPERATIONS

The following table presents the components of results of operations, share data and performance ratios for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
	(Dollar in thousands, except per share data and percentages)
Operating Data
Interest income	$123,789	$129,846	$131,243
Interest expense	14,614	16,927	19,837
Net interest income	109,175	112,919	111,406
Provision for credit losses	25,454	2,297	1,526
Net interest income after provision for credit losses	83,721	110,622	109,880
Net gains from loan sales	771	1,698	1,729
Other noninterest income	13,704	8,103	5,952
Noninterest expense	66,631	66,216	63,577
Income before income tax	31,565	54,207	53,984
Income tax	5,825	13,109	15,266
Net income	$25,740	$41,098	$38,718
Share Data
Net income per share:
Basic	$0.43	$0.69	$0.62
Diluted	0.43	0.69	0.62
Dividends declared per share	0.25	0.22	0.22
Dividend payout ratio (1)	57.83%	31.81%	35.54%
Performance Ratios
Return on average assets (2)	0.89%	1.42%	1.34%
Return on average equity (2)	5.05	8.20	7.78
Return on average tangible common equity (2)	9.96	15.89	15.45
Average equity to average assets	17.57	17.32	17.23
Efficiency ratio (3)	52.6	51.9	49.3
______________________________
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

In the first quarter of 2020, we reported net income of $25.7 million, or $0.43 per diluted share. This compares with net income of $41.1 million, or $0.69 per diluted share, for the fourth quarter of 2019. The decrease was driven by a $23.2 million increase in provision for credit losses, a $3.7 million decrease in net interest income and a $415,000 increase in noninterest expense, partially offset by a $4.7 million increase in noninterest income and a decrease in income tax expense of $7.3 million.

Net income of $25.7 million, or $0.43 per diluted share, for the first quarter of 2020 compares to net income for the first quarter of 2019 of $38.7 million, or $0.62 per diluted share. The decrease in net income of $13.0 million during the first quarter of 2020 compared to the first quarter of 2019 was primarily due to a $23.9 million increase in provision for credit losses, a $3.1 million increase in noninterest expense, and a $2.2 million decrease in net interest income, partially offset by a $9.4 million decrease in income tax expense and a $6.8 million increase in noninterest income.

For the three months ended March 31, 2020, the Company’s return on average assets was 0.89% and return on average tangible common equity was 9.96%. For the three months ended December 31, 2019, the return on average assets was 1.42% and the return on average tangible common equity was 15.89%. For the three months ended March 31, 2019, the return on average assets was 1.34% and the return on average tangible common equity was 15.45%.

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

Net interest income totaled $109.2 million in the first quarter of 2020, a decrease of $3.7 million, or 3.3%, from the fourth quarter of 2019. The decrease in net interest income reflected lower average loan balances and yields, lower accretion income and one less day of interest, partially offset by a lower cost of funds driven by higher average balances of noninterest bearing deposits, lower average balances of retail and brokered certificates of deposit, and lower rates paid on deposits.

The net interest margin for the first quarter of 2020 was 4.24%, compared with 4.33% in the prior quarter. The decrease was primarily driven by lower accretion income of $4.1 million compared to $5.8 million in the prior quarter. Our core net interest margin, which excludes the impact of accretion, decreased two basis points to 4.08%, compared to 4.10% in the prior quarter. The decrease in our core net interest margin was primarily attributable to lower average loan balances and yields, partially offset by a lower cost of funds.

Net interest income for the first quarter of 2020 decreased $2.2 million, or 2.0%, compared to the first quarter of 2019. The decrease was primarily attributable to lower loan yields and a $221.9 million decrease in average loan balances, partially offset by a lower cost of funds.

The following table presents the interest spread, net interest margin, average balances calculated based on daily average, interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities, and the average yield/rate by asset and liability component for the periods indicated:

	Average Balance Sheet
	Three Months Ended
	March 31, 2020			December 31, 2019			March 31, 2019
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$215,746	$216	0.40%	$201,161	$283	0.56%	$173,613	$378	0.88%
Investment securities	1,502,572	10,308	2.74	1,445,158	10,210	2.83	1,298,476	9,389	2.89
Loans receivable, net (1)(2)	8,645,252	113,265	5.27	8,700,690	119,353	5.44	8,867,159	121,476	5.56
Total interest-earning assets	10,363,570	123,789	4.80	10,347,009	129,846	4.98	10,339,248	131,243	5.15
Noninterest-earning assets	1,227,766			1,230,083			1,224,281
Total assets	$11,591,336			$11,577,092			$11,563,529
Liabilities and equity
Interest-bearing deposits:
Interest checking	$576,203	$609	0.43	$563,357	$643	0.45	$536,117	$474	0.36
Money market	3,161,867	6,071	0.77	3,184,267	6,704	0.84	2,912,819	6,534	0.91
Savings	238,848	97	0.16	236,970	101	0.17	249,621	86	0.14
Retail certificates of deposit	936,489	3,464	1.49	998,594	4,272	1.70	1,001,344	4,058	1.64
Wholesale/brokered certificates of deposit	43,432	246	2.28	233,470	1,424	2.42	373,822	2,132	2.31
Total interest-bearing deposits	4,956,839	10,487	0.85	5,216,658	13,144	1.00	5,073,723	13,284	1.06
FHLB advances and other borrowings	337,551	1,081	1.29	153,333	730	1.89	770,331	4,802	2.53
Subordinated debentures	215,190	3,046	5.66	215,250	3,053	5.67	110,340	1,751	6.35
Total borrowings	552,741	4,127	3.00	368,583	3,783	4.07	880,671	6,553	3.02
Total interest-bearing liabilities	5,509,580	14,614	1.07	5,585,241	16,927	1.20	5,954,394	19,837	1.35
Noninterest-bearing deposits	3,898,399			3,814,809			3,480,791
Other liabilities	146,231			172,227			136,483
Total liabilities	9,554,210			9,572,277			9,571,668
Stockholders’ equity	2,037,126			2,004,815			1,991,861
Total liabilities and equity	$11,591,336			$11,577,092			$11,563,529
Net interest income		$109,175			$112,919			$111,406

Net interest margin (3)			4.24%			4.33%			4.37%
Cost of deposits			0.48			0.58			0.63
Cost of funds (4)			0.62			0.71			0.85
Ratio of interest-earning assets to interest-bearing liabilities			188.10			185.26			173.64
______________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums.
(2) Interest income includes net discount accretion of $4.1 million, $5.8 million and $3.8 million, respectively.
(3) Represents annualized net interest income divided by average interest-earning assets.
(4) Represents annualized total interest expense divided by the sum of average total interest-bearing liabilities and noninterest-bearing deposits.

Changes in our net interest income are a function of changes in volumes, days in a period and rates of interest-earning assets and interest-bearing liabilities. The following tables present the impact that the volume, days in a period and rate changes have had on our net interest income for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•	Changes in volume (changes in volume multiplied by prior rate);

•	Changes in days in a period (changes in days in a period multiplied by daily interest);

•	Changes in interest rates (changes in interest rates multiplied by prior volume and includes the recognition of discounts/premiums and deferred fees/costs); and

•	The net change or the combined impact of volume, days in a period and rate changes allocated proportionately to changes in volume, days in a period and changes in interest rates.

	Three Months Ended March 31, 2020 Compared to Three Months Ended December 31, 2019 Increase (Decrease) Due to
	Volume	Days	Rate	Net
	(Dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$22	$(2)	$(87)	$(67)
Investment securities	491	—	(393)	98
Loans receivable, net	(821)	(1,245)	(4,022)	(6,088)
Total interest-earning assets	(308)	(1,247)	(4,502)	(6,057)
Interest-bearing liabilities
Interest checking	28	(7)	(55)	(34)
Money market	(44)	(67)	(522)	(633)
Savings	1	(1)	(4)	(4)
Retail certificates of deposit	(258)	(38)	(512)	(808)
Wholesale/brokered certificates of deposit	(1,098)	(3)	(77)	(1,178)
FHLB advances and other borrowings	493	(12)	(130)	351
Subordinated debentures	(1)	—	(6)	(7)
Total interest-bearing liabilities	(879)	(128)	(1,306)	(2,313)
Change in net interest income	$571	$(1,119)	$(3,196)	$(3,744)

	Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019 Increase (decrease) due to
	Volume	Days	Rate	Net
	(Dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$130	$2	$(294)	$(162)
Investment securities	1,372	—	(453)	919
Loans receivable, net	(3,066)	1,245	(6,390)	(8,211)
Total interest-earning assets	(1,564)	1,247	(7,137)	(7,454)
Interest-bearing liabilities
Interest checking	35	7	93	135
Money market	663	67	(1,193)	(463)
Savings	(5)	1	15	11
Retail certificates of deposit	(262)	38	(370)	(594)
Wholesale/brokered certificates of deposit	(1,861)	3	(28)	(1,886)
FHLB advances and other borrowings	(2,000)	12	(1,733)	(3,721)
Subordinated debentures	1,462	—	(167)	1,295
Total interest-bearing liabilities	(1,968)	128	(3,383)	(5,223)
Change in net interest income	$404	$1,119	$(3,754)	$(2,231)

Provision for Credit Losses

Provision for credit losses for the first quarter of 2020 was $25.5 million, an increase of $23.2 million from the fourth quarter of 2019 and an increase of $23.9 million from the first quarter of 2019. The increase included a $25.4 million provision for loan losses and a $72,000 provision for unfunded commitments, both of which were based on expected credit losses rather than incurred losses and reflect unfavorable changes in economic forecasts employed in the model related to the COVID-19 pandemic. The provision for unfunded commitments in the first quarter of 2020 was $72,000, compared with a reduction of $666,000 in the fourth quarter of 2019 and $486,000 in the first quarter of 2019.

	Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Provision for Credit Losses	(Dollars in thousands)
Provision for loan losses	$25,382	$3,016	$2,012
Provision for unfunded commitments	72	(666)	(486)
Provision for sold loans	$—	$(53)	$—
Total provision for credit losses	$25,454	$2,297	$1,526

Noninterest Income

The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Noninterest Income	(Dollars in thousands)
Loan servicing fees	$480	$487	$398
Service charges on deposit accounts	1,715	1,558	1,330
Other service fee income	311	359	356
Debit card interchange fee income	348	367	1,071
Earnings on bank-owned life insurance	1,336	864	910
Net gain from sales of loans	771	1,698	1,729
Net gain from sales of investment securities	7,760	3,671	427
Other income	1,754	797	1,460
Total noninterest income	$14,475	$9,801	$7,681

Noninterest income for the first quarter of 2020 was $14.5 million, an increase of $4.7 million, or 47.7%, from the fourth quarter of 2019. The increase was primarily due to a $4.1 million increase in net gain from sales of investment securities, $472,000 increase in earnings on bank owned life insurance (“BOLI”) primarily due to a death benefit, and a $1.0 million increase in other income primarily due to a $355,000 increase in Community Reinvestment Act (“CRA”) related equity investments income, and a $398,000 decrease in cost on debt extinguishment, partially offset by a $927,000 decrease in net gain from the sales of loans.

During the first quarter of 2020, the Bank sold $15.9 million of SBA and U.S. Department of Agriculture (“USDA”) loans for a net gain of $1.2 million, compared with the sales of $23.7 million of SBA loans for a net gain of $2.1 million during the prior quarter. The current quarter also included the sales of $23.0 million of other loans for a net loss of $404,000 compared with sales of $8.4 million of other loans for a net loss of $418,000 during the prior quarter.

Noninterest income for the first quarter of 2020 increased $6.8 million, or 88.5%, compared to the first quarter of 2019. The increase was primarily related to a $7.3 million increase in net gain from sales of investment securities, a $426,000 increase in earnings on BOLI primarily due to a death benefit, a $385,000 increase in service charges on deposit accounts, as well as a $294,000 increase in other income, partially offset by a $958,000 decrease in net gain from the sales of loans and a $723,000 decrease in debit card interchange fee income, primarily the result of the Bank becoming a non-exempt institution, effective July 1, 2019, under the Durbin Amendment that regulates debit card interchange fee income, due to the Bank exceeding $10 billion in total assets.

The decrease in net gain from sales of loans for the first quarter of 2020 compared to the same period last year was primarily due to the realization of a $404,000 loss on the sales of other loans in the first quarter of 2020 compared with a net loss of $11,000 in the first quarter of 2019, and lower net gain from sales of SBA/USDA loans in the first quarter of 2020 compared to the first quarter of 2019. The Bank sold $25.5 million of SBA loans for a net gain of $1.7 million during the first quarter of 2019.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Noninterest Expense	(Dollars in thousands)
Compensation and benefits	$34,376	$36,409	$33,388
Premises and occupancy	8,168	8,113	7,535
Data processing	3,253	3,241	2,930
Other real estate owned operations, net	14	31	3
FDIC insurance premiums	367	(766)	800
Legal, audit and professional expense	3,126	3,268	2,998
Marketing expense	1,412	1,713	1,497
Office, telecommunications and postage expense	1,103	1,105	1,210
Loan expense	822	1,064	873
Deposit expense	4,988	4,537	3,583
Merger-related expense	1,724	—	655
CDI amortization	3,965	4,247	4,436
Other expense	3,313	3,254	3,669
Total noninterest expense	$66,631	$66,216	$63,577

Noninterest expense totaled $66.6 million for the first quarter of 2020, an increase of $415,000, or 0.6%, compared to the fourth quarter of 2019. The increase was driven by merger-related expense of $1.7 million for the first quarter of 2020. Excluding merger-related expense, noninterest expense totaled $64.9 million, a decrease of $1.3 million, or 2.0%, compared to the fourth quarter of 2019. The decrease was driven by a $2.0 million decrease in compensation as a result of lower incentive expense, a $301,000 decrease in marketing expense, a $282,000 decrease in CDI amortization and a $242,000 decrease in loan expense. The decreases were partially offset by a $1.1 million increase in FDIC insurance premiums due to small institution assessment credits in the prior quarter and a $451,000 increase in deposit expense attributable largely to higher deposit balances.

Noninterest expense increased by $3.1 million, or 4.8%, compared to the first quarter of 2019. The increase was primarily due to increased merger-related expense related to the pending Opus acquisition, a $1.4 million increase in deposit expense from higher deposit balances, and our continued investment to support our organic growth.

The Company’s efficiency ratio was 52.6% for the first quarter of 2020, compared to 51.9% for the fourth quarter of 2019 and 49.3% for the first quarter of 2019.

Income Taxes

For the three months ended March 31, 2020, December 31, 2019 and March 31, 2019, income tax expense was $5.8 million, $13.1 million and $15.3 million, respectively, and the effective income tax rate was 18.5%, 24.2% and 28.3%, respectively. The effective tax rate is affected by various items, including tax exempt income from municipal securities, BOLI income, tax credits from low income housing tax credit (“LIHTC”) investments and the exercise of stock options and vesting of other stock-based compensation.

The effective tax rate for the first quarter of 2020, compared to the fourth quarter of 2020 was impacted by a $2.6 million federal income tax benefit associated with the carryback of certain net operating losses (“NOL”) associated with the acquisition of Grandpoint Capital, Inc. in 2018 as a result of the CARES Act that was signed into law in March 2020 in response to the outbreak of the COVID-19 pandemic. With the passage of the CARES Act, the Company is permitted to carry back NOLs to prior tax years, which have higher income tax rates at which these benefits can be realized. The Company intends to carry back approximately $19.5 million of NOLs to prior tax years where its federal income tax rate ranged from 34% to 35%. The decrease in the effective tax rate for the first quarter of 2020, as compared to the first quarter of 2019, can be substantially attributed to the one-time benefit associated with the NOL carryback previously discussed.

The total amount of unrecognized tax benefits was $3.1 million and $2.9 million as of March 31, 2020 and December 31, 2019, respectively, and was primarily comprised of unrecognized tax benefits from the Plaza Bancorp acquisition during 2017. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $180,000 and $0 at March 31, 2020 and December 31, 2019, respectively. The Company does not believe that the unrecognized tax benefits will change significantly within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued for $467,000 and $424,000 of such interest at March 31, 2020 and December 31, 2019, respectively. No amounts for penalties were accrued.

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

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carryback years, the forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of March 31, 2020 and December 31, 2019.

FINANCIAL CONDITION

At March 31, 2020, assets totaled $11.98 billion, an increase of $200.2 million, or 1.7%, from December 31, 2019. The increase was primarily due to increases in cash and cash equivalents, other assets, total loans and deferred income taxes of $207.2 million, $63.0 million, $31.0 million and $15.2 million, respectively. These increases were partially offset by increases of $79.7 million in allowance for credit losses on loans, reflecting the Day 1 adjustment to the allowance for credit losses of $55.7 million upon adoption of ASC 326 and the increase in credit loss expense recorded under the CECL model reflecting the projected economic impact of the COVID-19 pandemic for the first quarter of 2020, as well as a $33.9 million decrease in investment securities.

Loans

Loans held for investment totaled $8.75 billion at March 31, 2020, an increase of $32.6 million, or 0.4%, from December 31, 2019. The increase from the end of the prior quarter was primarily driven by lower loan prepayments and payoffs, and higher line utilization in the first quarter of 2020 when compared to the prior quarter, partially offset by lower new loan commitments and fundings and higher loan sales. Business line utilization rates increased from 44.3% at the end of the fourth quarter of 2019 to 50.6% at the end of the first quarter of 2020. Loan sales during the first quarter of 2020 included $15.9 million of SBA/USDA loans and $23.0 million of other loans, compared with $23.7 million of SBA/USDA loans and $8.4 million of other loans sold in the fourth quarter of 2019. Since December 31, 2019, business loans secured by real estate increased $54.5 million and commercial loans increased $48.0 million, while investor loans secured by real estate decreased $48.0 million and retail loans decreased $21.9 million.

Loans held for sale, which primarily represent the guaranteed portion of SBA and USDA loans that the Bank originates for sale, decreased $1.6 million from December 31, 2019 to $111,000.

The total end-of-period weighted average interest rate on loans, net of fees and discounts, at March 31, 2020 was 4.76%, compared to 4.91% at December 31, 2019. The quarter-over-quarter decrease reflects the impact of lower rates on new originations as well as the repricing of loans as a result of the Federal Reserve’s interest rate decreases.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio, and gives the weighted average interest rate by loan category at the dates indicated:

	March 31, 2020			December 31, 2019
	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$2,040,198	23.3%	4.50%	$2,070,141	23.7%	4.61%
Multifamily	1,625,682	18.6	4.27	1,575,726	18.1	4.30
Construction and land	377,525	4.3	5.76	438,786	5.0	5.95
SBA secured by real estate (1)	61,665	0.7	6.49	68,431	0.8	6.62
Total investor loans secured by real estate	4,105,070	46.9	4.56	4,153,084	47.6	4.67
Business loans secured by real estate (2)
CRE owner-occupied	1,887,632	21.6%	4.77%	1,846,554	21.2%	4.83%
Franchise real estate secured	371,428	4.2	5.30	353,240	4.0	5.39
SBA secured by real estate (3)	83,640	1.0	6.67	88,381	1.0	6.92
Total business loans secured by real estate	2,342,700	26.8	4.92	2,288,175	26.2	5.00
Commercial loans (4)
Commercial and industrial	1,458,969	16.7	4.75	1,393,270	16.0	5.19
Franchise non-real estate secured	547,793	6.2	5.71	564,357	6.5	5.70
SBA non-real estate secured	16,265	0.2	6.86	17,426	0.2	7.06
Total commercial loans	2,023,027	23.1%	5.02%	1,975,053	22.7%	5.35%
Retail loans
Single family residential (5)	237,180	2.7%	4.65%	255,024	2.9%	4.77%
Consumer	46,892	0.5%	3.26%	50,975	0.6%	3.96%
Total retail loans	284,072	3.2%	4.43%	305,999	3.5%	4.64%
Gross loans held for investment (6)	8,754,869	100.0%	4.76%	8,722,311	100.0%	4.91%
Allowance for credit losses for loans held for investment (7)	$(115,422)			$(35,698)
Loans held for investment, net	$8,639,447			$8,686,613

Loans held for sale, at lower of cost or fair value	$111			$1,672
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.
(2) Loans to businesses that are collateralized by real estate where the operating cash flow of the business is the primary source of repayment.
(3) SBA loans that are collateralized by real property other than hotel/motel real property.
(4) Loans to businesses where the operating cash flow of the business is the primary source of repayment.
(5) Single family residential includes home equity lines of credit, as well as second trust deeds.
(6) Includes unaccreted fair value net purchase discounts of $35.9 million and $40.7 million as of March 31, 2020 and December 31, 2019, respectively.
(7) The allowance for credit losses as of December 31, 2019 was accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the balance sheet date. The allowance for credit losses at March 31, 2020 is accounted for under ASC 326, which is reflective of estimated expected lifetime credit losses.

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally initiate proceedings to pursue our remedies under the loan documents. For loans secured by real estate, we record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. Loans delinquent 30 or more days as a percentage of loans held for investment were 0.33% at March 31, 2020, compared to 0.22% at December 31, 2019.

The following table sets forth delinquencies in the Company’s loan portfolio as of the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(Dollars in thousands)
At March 31, 2020
Investor loans secured by real estate
CRE non-owner-occupied	1	$2,191	—	$—	2	$877	3	$3,068
Multifamily	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	1	1,802	1	1,802
SBA secured by real estate (1)	3	1,147	1	1,148	1	392	5	2,687
Total investor loans secured by real estate	4	3,338	1	1,148	4	3,071	9	7,557
Business loans secured by real estate (2)
CRE owner-occupied	1	3,636	—	—	—	—	1	3,636
Franchise real estate secured	—	—	—	—	—	—	—	—
SBA secured by real estate (3)	—	—	—	—	3	1,032	3	1,032
Total business loans secured by real estate	1	3,636	—	—	3	1,032	4	4,668
Commercial loans (4)
Commercial and industrial	10	1,249	8	354	4	4,961	22	6,564
Franchise non-real estate secured	—	—	—	—	2	9,142	2	9,142
SBA non-real estate secured	2	62	—	—	3	878	5	940
Total commercial loans	12	1,311	8	354	9	14,981	29	16,646
Retail loans
Single family residential (5)	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total retail loans	—	—	—	—	—	—	—	—
Total	17	$8,285	9	$1,502	16	$19,084	42	$28,871
Delinquent loans to loans held for investment		0.09%		0.02%		0.22%		0.33%
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.
(2) Loans to businesses that are collateralized by real estate where the operating cash flow of the business is the primary source of repayment.
(3) SBA loans that are collateralized by real property other than hotel/motel real property.
(4) Loans to businesses where the operating cash flow of the business is the primary source of repayment.
(5) Single family residential includes home equity lines of credit, as well as second trust deeds.

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
At December 31, 2019	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	2	$1,178	—	$—	2	$1,088	4	$2,266
Multifamily	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—
SBA secured by real estate (1)	—	—	—	—	1	390	1	390
Total investor loans secured by real estate	2	1,178	—	—	3	1,478	5	2,656
Business loans secured by real estate (2)
CRE owner-occupied	1	331	—	—	—	—	1	331
Franchise real estate secured	—	—	—	—	—	—	—	—
SBA secured by real estate (3)	—	—	1	589	4	846	5	1,435
Total business loans secured by real estate	1	331	1	589	4	846	6	1,766
Commercial loans (4)
Commercial and industrial	7	422	6	826	2	2,996	15	4,244
Franchise non-real estate secured	—	—	2	9,142	—	—	2	9,142
SBA non-real estate secured	2	168	—	—	5	1,118	7	1,286
Total commercial loans	9	590	8	9,968	7	4,114	24	14,672
Retail loans
Single family residential (5)	—	—	—	—	—	—	—	—
Consumer	1	5	1	2	1	1	3	8
Total retail loans	1	5	1	2	1	1	3	8
Total	13	$2,104	10	$10,559	15	$6,439	38	$19,102
Delinquent loans to loans held for investment		0.02%		0.12%		0.08%		0.22%
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.
(2) Loans to businesses that are collateralized by real estate where the operating cash flow of the business is the primary source of repayment.
(3) SBA loans that are collateralized by real property other than hotel/motel real property.
(4) Loans to businesses where the operating cash flow of the business is the primary source of repayment.
(5) Single family residential includes home equity lines of credit, as well as second trust deeds.

Allowance for Credit Losses

     The Company accounts for credit losses on loans and unfunded loan commitments in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans and unfunded loan commitments at the time of origination or acquisition. The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated statements of financial condition. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. Loans that have been deemed by management to no longer possess similar risk characteristics are evaluated individually under a discounted cash flow approach, and loans that have been deemed collateral dependent are evaluated individually based on the estimated fair value of the underlying collateral.

The Company measures the ACL on commercial real estate and commercial loans using a discounted cash flow approach, using the loan’s effective interest rate, while the ACL for retail loans is based on a historical loss rate model. The discounted cash flow methodology relies on several significant components essential to the development of estimates for future cash flows on loans and unfunded commitments. These components consist of: (i) the estimated probability of default, (ii) the estimated loss given default, which represents the estimated severity of the loss when a loan is in default, (iii) estimates for prepayment activity on loans and (iv) the estimated exposure to the Company at default. In the case of unfunded loan commitments, the Company’s incorporates estimates for utilization, based on its own historical data. Probability of default and loss given default for commercial real estate loans are derived from a third party, using proxy loan information, and loan and property level attributes. Additionally, loss given default for commercial real estate loans incorporate an estimate for the loss severity associated with loans where the borrower fails to meet their debt obligation at maturity. External factors that impact loss given default for commercial real estate loans include: changes in the CRE Price Index, GDP growth rate, unemployment rates and the Moody’s Baa rating corporate debt interest rate spread.

For commercial loans, probability of default is based on an internally developed rating scale that assigns probability of default based on the Company’s internal risk grades for each loan. Changes in risk grades for commercial loans, result in changes in probability of default. The Company obtains loss given default for commercial loans from a third party that has a considerable database of credit related information specific to the financial services industry and the type of loans within this segment.

Probability of default for both commercial real estate and commercial loans are also heavily impacted by current and expected economic conditions.

The ACL for retail loans is based on a historical loss rate model, which incorporates losses rates derived from a third party that has a considerable database of credit related information for retail loans. Loss rates for retail loans are dependent upon loan level and external factors such as: FICO, vintage, geography, unemployment rates and changes in consumer real estate prices.

The Company’s ACL includes assumptions concerning current and future economic conditions using reasonable and supportable forecasts and how those forecasts are expected to impact a borrower’s ability to satisfy their obligation to the Bank and the ultimate collectability of future cash flows over the life of the loan. The Company uses economic scenarios from Moody’s. These scenarios are based on past events, current conditions and the likelihood of future events occurring. By considering multiple scenario outcomes and, when appropriate under the circumstances, assigning reasonable probability weightings to them, the Company believes some of the uncertainty associated with a single scenario approach is addressed. Management periodically evaluates economic scenarios, determines whether to utilize multiple probability-weighted scenarios in the Company’s ACL model, and, if multiple scenarios are utilized, evaluates and determines the weighting for each scenario used in the Company’s ACL model, and thus the scenarios and weightings of each scenario may change in future periods. Economic scenarios as well as assumptions within those scenarios can vary based on changes in current and expected economic conditions and due to the occurrence of specific events such as the COVID-19 pandemic.

As of January 1, 2020, upon the adoption of ASC 326, Company’s ACL model used three scenarios representing a base-case scenario, an upside scenario, and a downside scenario. The weightings assigned to each scenario were as follows: the base-case scenario, or most likely scenario, was assigned a weighting of 40%, while the upside and downside scenarios were each assigned weightings of 30%. As of March 31, 2020, the Company, with the assistance of an independent third party, determined it appropriate to include an economic scenario that is reflective of the estimated economic effects of the COVID-19 pandemic, referred to as the critical pandemic scenario. Additionally, the Company evaluated each economic scenario used in the determination of the ACL during the first quarter of 2020, and revised the weightings of each scenario to levels it believes appropriately reflect the likelihood of outcomes for each scenario given rapidly changing economic conditions, economic uncertainty and volatility in financial markets brought on by the COVID-19 pandemic, and the estimated likelihood that each scenario may occur as of March 31, 2020. For the three months ended March 31, 2020, the Company’s ACL model incorporated three economic scenarios comprised of: the critical pandemic scenario weighted 30%, the more severe (as compared to the critical pandemic scenario) downside scenario weighted 32.5% and the base-case scenario weighted 37.5%.

The Company currently forecasts economic conditions over a two-year period, which we believe is a reasonable and supportable period. Beyond the point which the Company can provide for a reasonable and supportable forecast, economic variables revert to their long-term averages. The Company has reflected this reversion over a period of three years in each of its economic scenarios.

The forecasts used in the Company’s ACL model are produced by an independent third party and have been widely used by banks, credit unions, government agencies and real estate developers. These economic forecasts cover all states and metropolitan areas in the Unites States, and reflect changes in economic variables such as: GDP growth, interest rates, employment rates, changes in wages, retail sales, industrial production, metrics associated with the single-family and multifamily housing markets, vacancy rates, changes in equity market prices and energy markets.

The Company has identified certain economic variables that have significant influence in the Company’s model for determining the ACL. As of March 31, 2020, the Company’s ACL model incorporated the following assumptions for key economic variables in the base-case and downside scenarios:

Base-case Scenario:

•	CRE Price Index decreases by approximately 3% in the intermediate term, with a return to growth in the second half of 2020.

•	A moderate decrease in real GDP of less than 1% in the intermediate term, with a return to modest growth in the second half of 2020.

•	Moderate quarterly increases in the U.S. unemployment rate to over 4% over the next two years.

Critical Pandemic Scenario:

•	CRE Price Index decreases by approximately 20% in the intermediate term, with continued gradual declines over a period approximately 12 months.

•	A decrease in real GDP of approximately 5% in the intermediate term, and negative for most of 2020, before returning to a slight level of growth beginning in the fourth quarter of 2020.

•	Increases in the U.S. unemployment rate to a peak of over 6% within the next 5 quarters.

Downside Scenario:

•	CRE Price Index decreases by approximately 14% in the intermediate term, with continued quarterly declines of approximately 7% to 15% over the next 5 quarters.

•	A decrease in real GDP of approximately 4% in the intermediate term, and negative through the beginning of 2021.

•	Increases in the U.S. unemployment rate to a peak of 7.4% within the next 6 quarters, and remaining elevated to slightly decreasing in the remaining quarters within the forecast period.

The Company recognizes that historical information used as the basis for determining future expected credit losses may not always, by themselves, provide a sufficient basis for determining future expected credit losses. The Company, therefore, periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not be limited to, factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization specific risks such as credit concentrations, collateral specific risks, regulatory risks and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL. As of March 31, 2020, qualitative adjustments included in the ACL totaled $6.0 million. These adjustments relate to management’s assessment of the economic forecasts used in the model. Management determined through additional review of economic indicators and forecasts of economic conditions that there is potential for economic conditions under the base-case scenario to worsen. Management observed through this additional review that certain key economic indicators may experience additional declines over the intermediate term. Real GDP may experience a decrease of approximately 18%, the U.S. unemployment rate may reach 9%, and the CRE price index may also experience further weakness. Management concluded the potential for additional weakness in these economic indicators under a base-case scenario may contribute to higher lifetime losses in CRE non-owner-occupied, construction and land and franchise loans as of March 31, 2020. Management reviews the need for and appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.

At March 31, 2020, our allowance for credit losses on loans was $115.4 million, an increase of $79.7 million from December 31, 2019, reflecting the cumulative-effect Day 1 adjustment of $55.7 million, exclusive of $8.3 million for off-balance sheet commitments, which was recorded against the opening balance of retained earnings and deferred tax assets, to adopt the CECL accounting standard as well as credit loss expense recorded under the CECL model for the three months ended March 31, 2020. The provision for credit losses for the three months ended March 31, 2020 was $25.4 million, compared to $3.0 million for the three months ended December 31, 2019 and $1.5 million for the three months ended March 31, 2019. The increase was a result of the expected credit losses rather than incurred loss model and reflected unfavorable changes in economic forecasts employed in the model related to the COVID-19 pandemic.

During the three months ended March 31, 2020, the Company incurred $1.3 million of net charge-offs, compared to $2.3 million during the three months ended December 31, 2019.

No assurance can be given that we will not, in any particular period, sustain credit losses that exceed the amount reserved, or that subsequent evaluation of our loan portfolio, in light of prevailing factors, including economic conditions that may adversely affect our market area or other circumstances, will not require significant increases in the ACL.  In addition, regulatory agencies, as an integral part of their examination process, periodically review our ACL and may require us to recognize additional provisions to increase the allowance and record charge-offs in anticipation of future losses

At March 31, 2020, the Company believes the ACL was adequate to cover current expected credit losses in the loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the ACL change, including the size and composition of the loan portfolio, the credit quality of the loan portfolio, as well as forecasts of future economic conditions, the Company’s estimate of current expected credit losses could also significantly change and affect the level of future provisions for credit losses.

The following table sets forth the Company’s ACL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	March 31, 2020			December 31, 2019
Balance at end of period applicable to	Amount (6)	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount (6)	Allowance as a % of Category Total	% of Loans in Category to Total Loans
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$15,896	0.78%	23.3%	$1,899	0.09%	23.7%
Multifamily	14,722	0.91	18.6	729	0.05	18.1
Construction and land	9,222	2.44	4.3	4,484	1.02	5.0
SBA secured by real estate (1)	935	1.52	0.7	1,915	2.80	0.8
Total investor loans secured by real estate	40,775	0.99	46.9	9,027	0.22	47.6
Business loans secured by real estate (2)
CRE owner-occupied	26,793	1.42	21.6	2,781	0.15	21.2
Franchise real estate secured	7,503	2.02	4.2	592	0.17	4.0
SBA secured by real estate (3)	4,044	4.84	1.0	2,119	2.40	1.0
Total business loans secured by real estate	38,340	1.64	26.8	5,492	0.24	26.2
Commercial loans (4)
Commercial and industrial	15,742	1.08	16.7	13,857	0.99	16.0
Franchise non-real estate secured	16,616	3.03	6.2	5,816	1.03	6.5
SBA non-real estate secured	516	3.17	0.2	445	2.55	0.2
Total commercial loans	32,874	1.62	23.1	20,118	1.02	22.7
Retail loans
Single family residential (5)	1,137	0.48	2.7	655	0.26	2.9
Consumer loans	2,296	4.90	0.5	406	0.80	0.6
Total retail loans	$3,433	1.21%	3.2%	$1,061	0.35%	3.5%
Total	$115,422	1.32%	100.0%	$35,698	0.41%	100.0%
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.
(2) Loans to businesses that are collateralized by real estate where the operating cash flow of the business is the primary source of repayment.
(3) SBA loans that are collateralized by real property other than hotel/motel real property.
(4) Loans to businesses where the operating cash flow of the business is the primary source of repayment.
(5) Single family residential includes home equity lines of credit, as well as second trust deeds.
(6) The allowance for credit losses as of December 31, 2019 was accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the balance sheet date. The allowance for credit losses at March 31, 2020 is accounted for under ASC 326, which is reflective of estimated expected lifetime credit losses.

At March 31, 2020, the ratio of allowance for credit losses to loans held for investment was 1.32%, a significant increase from 0.41% at December 31, 2019 due to the adoption of CECL accounting standard. Our remaining unamortized fair value discount on the loans acquired totaled $35.9 million at March 31, 2020, compared to $40.7 million at December 31, 2019.

The following table sets forth the activity within the Company’s allowance for credit losses in each of the loan categories listed for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
	(Dollars in thousands)
Balance, beginning of period	$35,698	$35,000	$36,072
Adoption of ASC 326	55,686	—	—
Provision for credit losses	25,382	3,016	2,012
Charge-offs:
Investor loans secured by real estate
CRE non-owner-occupied	(387)	(51)	—
SBA secured by real estate (1)	—	(20)	—
Business loans secured by real estate (2)
CRE owner-occupied	—	(125)	—
SBA secured by real estate (3)	(315)	(593)	—
Commercial loans (4)
Commercial and industrial	(490)	(1,333)	(302)
SBA non-real estate secured	(236)	(262)	—
Retail loans
Consumer loans	(8)	—	(5)
Total charge-offs	(1,436)	(2,384)	(307)
Recoveries:
Business loans secured by real estate (2)
CRE owner-occupied	12	15	8
SBA secured by real estate (3)	71	10	—
Commercial loans (4)
Commercial and industrial	5	21	67
Franchise non-real estate secured	—	18	—
SBA non-real estate secured	4	1	3
Retail loans
Consumer loans	—	1	1
Total recoveries	92	66	79
Net loan charge-offs	(1,344)	(2,318)	(228)
Balance, end of period	$115,422	$35,698	$37,856

Ratios:
Annualized net charge-offs to average total loans, net	0.06%	0.11%	0.01%
Allowance for loan losses to loans held for investment at end of period	1.32	0.41	0.43
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.
(2) Loans to businesses that are collateralized by real estate where the operating cash flow of the business is the primary source of repayment.
(3) SBA loans that are collateralized by real property other than hotel/motel real property.
(4) Loans to businesses where the operating cash flow of the business is the primary source of repayment.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), troubled debt restructured loans, OREO, and other repossessed assets owned. It is our general policy to place a loan on nonaccrual status when the loan becomes 90 days or more past due or when collection of principal or interest appears doubtful.

Nonperforming assets totaled $21.1 million, or 0.18% of total assets at March 31, 2020, an increase from $9.0 million, or 0.08% of total assets at December 31, 2019. At March 31, 2020, nonperforming loans totaled $20.6 million, or 0.24%, of loans held for investment, an increase from $8.5 million, or 0.10% of loans held for investment at December 31, 2019. Other real estate owned was $441,000 at March 31, 2020, unchanged from $441,000 at December 31, 2019. The increase in nonperforming assets during the three month period ending March 31, 2020 was primarily attributable to the addition of nonperforming loans of $13.6 million, including a franchise credit relationship of $9.1 million, partially offset by the sale of a single C&I loan of $808,000 and repayments aggregating $709,000.

The following table sets forth our composition of nonperforming assets at the dates indicated:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Nonperforming assets
Investor loans secured by real estate
CRE non-owner-occupied	$877	$1,088
Multifamily	—	—
Construction and land	1,802	—
SBA secured by real estate (1)	392	390
Total investor loans secured by real estate	3,071	1,478
Business loans secured by real estate (2)
CRE owner-occupied	322	—
Franchise real estate secured	—	—
SBA secured by real estate (3)	1,112	928
Total business loans secured by real estate	1,434	928
Commercial loans (4)
Commercial and industrial	5,676	4,637
Franchise non-real estate secured	9,142	—
SBA non-real estate secured	929	1,118
Total commercial loans	15,747	5,755
Retail loans
Single family residential (5)	358	366
Consumer	—	—
Total retail loans	358	366
Total nonperforming loans	20,610	8,527
Other real estate owned	441	441
Other assets owned	—	—
Total	$21,051	$8,968

Allowance for credit losses (6)	$115,422	$35,698
Allowance for credit losses as a percent of total nonperforming loans (6)	560%	419%
Nonperforming loans as a percent of loans held for investment	0.24	0.10
Nonperforming assets as a percent of total assets	0.18	0.08
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.
(2) Loans to businesses that are collateralized by real estate where the operating cash flow of the business is the primary source of repayment.
(3) SBA loans that are collateralized by real property other than hotel/motel real property.
(4) Loans to businesses where the operating cash flow of the business is the primary source of repayment.
(5) Single family residential includes home equity lines of credit, as well as second trust deeds.
(6) The allowance for credit losses as of December 31, 2019 was accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the balance sheet date. The allowance for credit losses at March 31, 2020 is accounted for under ASC 326, which is reflective of estimated expected lifetime credit losses.

Investment Securities

We primarily use our investment portfolio for liquidity purposes, capital preservation and to support our interest rate risk management strategies. Investments totaled $1.37 billion at March 31, 2020, a decrease of $33.9 million, or 2.4%, from $1.41 billion at December 31, 2019. The decrease in the first quarter of 2020 compared to the prior quarter was primarily the result of $147.5 million in sales and $23.2 million in principal payments, amortization and redemptions, offset by a $104.7 million in purchases and a $33.7 million increase in mark-to-market fair value adjustment..

Effective January 1, 2020, the Company adopted the new CECL accounting standard. The Company’s assessment of held-to-maturity and available-for-sale investment securities as of January 1, 2020 indicated that an ACL was not required. The Company determined the likelihood of default on held-to-maturity investment securities was remote, and the amount of expected non-repayment on those investments was zero. The Company also analyzed available-for-sale investment securities that were in an unrealized loss position as of January 1, 2020 and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As of January 1, 2020 and March 31, 2020, there was no ACL for the Company’s held-to-maturity and available-for-sale investment securities.

The following table sets forth the fair values and weighted average yields on our investment securities portfolio by contractual maturity at the date indicated:

	March 31, 2020
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$—	—%	$21,555	2.26%	$11,278	2.83%	$—	—%	$32,833	2.45%
Agency	1,019	3.07	43,765	2.72	166,661	2.31	36,321	2.80	247,766	2.46
Corporate	—	—	—	—	176,033	3.70	—	—	176,033	3.70
Municipal bonds	9,607	—	1,952	2.60	32,648	2.49	362,890	2.78	407,097	2.69
Collateralized mortgage obligations	—	—	—	—	565	0.99	9,091	2.49	9,656	2.39
Mortgage-backed securities	—	—	2,436	3.34	208,414	2.73	253,526	2.51	464,376	2.61
Total securities available-for-sale	10,626	0.29	69,708	2.60	595,599	2.89	661,828	2.67	1,337,761	2.75
Investment securities held-to-maturity:
Mortgage-backed securities	—	—	—	—	—	—	34,550	2.87	34,550	2.87
Other	—	—	—	—	—	—	1,688	0.97	1,688	0.97
Total securities held-to-maturity	—	—	—	—	—	—	36,238	2.78	36,238	2.78
Total securities	$10,626	0.29%	$69,708	2.60%	$595,599	2.89%	$698,066	2.68%	$1,373,999	2.75%

We recorded no allowance for credit losses for available-for-sale or held-to-maturity investment securities during the three months ended March 31, 2020.

Liabilities and Stockholders’ Equity

Total liabilities were $9.97 billion at March 31, 2020, compared to $9.76 billion at December 31, 2019. The increase of $209.9 million, or 2.1%, from December 31, 2019 was primarily related to a $194.6 million, or 2.2%, increase in deposits and a $9.8 million, or 21.0%, increase in liability for the obligation to make future lease payments.

Deposits.  At March 31, 2020, deposits totaled $9.09 billion, an increase of $194.6 million, or 2.2%, from $8.90 billion at December 31, 2019. Non-maturity deposits totaled $8.02 billion, or 88.2% of total deposits, an increase of $169.9 million, or 2.2%, from December 31, 2019. The increases in deposits included $92.3 million in money market/savings, $85.6 million in noninterest-bearing checking, and $100.5 million in brokered certificates of deposit, partially offset by a decrease of $75.8 million in retail certificates of deposit, and $8.1 million in interest checking.

The total end of period weighted average rate of deposits at March 31, 2020 was 0.40%, a decrease from 0.53% at December 31, 2019.

Our ratio of loans held for investment to deposits was 96.3% and 98.0% at March 31, 2020 and December 31, 2019, respectively.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates as of the last day of each period for each category of deposits presented:

	March 31, 2020			December 31, 2019
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing checking	$3,943,260	43.4%	—%	$3,857,660	43.4%	—%
Interest-bearing deposits:
Checking	577,966	6.4	0.22	586,019	6.6	0.43
Money market	3,262,128	35.9	0.64	3,171,164	35.6	0.83
Savings	237,177	2.6	0.15	235,824	2.7	0.16
Time deposit accounts:
Less than 1.00%	284,812	3.1	0.55	118,530	1.3	0.54
1.00 - 1.99	586,587	6.5	1.34	613,194	6.9	1.58
2.00 - 2.99	200,550	2.2	2.32	315,530	3.5	2.33
3.00 - 3.99	592	—	3.03	588	—	3.03
4.00 - 4.99	—	—	—	—	—	—
5.00 and greater	—	—	—	—	—	—
Total time deposit accounts	1,072,541	11.8	1.32	1,047,842	11.8	1.69
Total interest-bearing deposits	5,149,812	56.6	0.71	5,040,849	56.6	0.93
Total deposits	$9,093,072	100.0%	0.40%	$8,898,509	100.0%	0.53%

Borrowings.  At March 31, 2020, total borrowings amounted to $736.3 million, an increase of $4.1 million, or 0.6%, from $732.2 million at December 31, 2019, primarily due to the increase in FHLB advances. At March 31, 2020, total borrowings represented 6.1% of total assets and had an end of period weighted average rate of 1.80%, compared with 6.2% of total assets at a weighted average rate of 2.77% at December 31, 2019.

At March 31, 2020, total borrowings were comprised of the following:

•	FHLB advances of $521.0 million at 0.29%;

•
Subordinated notes of $60.0 million at a fixed rate of 5.75% due September 3, 2024 and a carrying value of $59.5 million, net of unamortized debt issuance cost of $538,000. Interest is payable semiannually at 5.75% per annum;

•
Subordinated notes of $125.0 million at 4.875% fixed-to-floating rate due May 15, 2029 and a carrying value of $122.7 million, net of unamortized debt issuance cost of $2.3 million. Interest is payable semiannually at an initial fixed rate of 4.875% per annum. From and including May 15, 2024, but excluding the maturity date or the date of earlier redemption, the Notes II will bear interest at a floating rate equal to three-month LIBOR plus a spread of 2.50% per annum, payable quarterly in arrears;

•
$5.2 million of floating rate junior subordinated debt securities associated with Heritage Oaks Capital Trust II. At March 31, 2020, the carrying value of these debentures was $4.1 million, which reflects purchase accounting fair value adjustments of $1.18 million. Interest is payable quarterly at three-month LIBOR plus 1.72% per annum, for an effective rate of 3.63% per annum as of March 31, 2020;

•
$5.2 million of floating rate junior subordinated debt associated Santa Lucia Bancorp (CA) Capital Trust. At March 31, 2020, the carrying value of this debt was $3.9 million, which reflects purchase accounting fair value adjustments $1.2 million. Interest is payable quarterly at three-month LIBOR plus 1.48% per annum, for an effective rate of 3.31% per annum as of March 31, 2020;

•
$25.0 million of subordinated notes at a fixed rate of 7.125% inherited as part of the 2017 acquisition of Plaza. At March 31, 2020, the carrying value of these notes was $25.1 million, which reflects purchase accounting fair value adjustments of $127,000.

For additional information about the subordinated notes, subordinated debentures and trust preferred securities, see Note 8 to the Consolidated Financial Statements in this Form 10-Q.

The following table sets forth certain information regarding the Company’s borrowed funds at the dates indicated:

	March 31, 2020		December 31, 2019
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
FHLB advances	$521,017	0.29%	$517,026	1.69%
Reverse repurchase agreements	—	—	—	—
Subordinated debentures	215,269	5.43	215,145	5.37
Total borrowings	$736,286	1.80%	$732,171	2.77%

Weighted average cost of borrowings during the quarter	3.00%		4.07%
Borrowings as a percent of total assets	6.1		6.2

Stockholders’ Equity.  Total stockholders’ equity was $2.0 billion as of March 31, 2020, a $9.7 million decrease from $2.01 billion at December 31, 2019. The current year decrease in stockholders’ equity was primarily the result of the cumulative-effect adjustment to the opening balance of retained earnings of approximately $45.6 million upon the adoption of the new CECL accounting standard and $14.9 million in cash dividends paid during the three months ended March 31, 2020, partially offset by $25.7 million net income and $22.9 million comprehensive income.

Our book value per share increased to $33.40 at March 31, 2020 from $33.82 at December 31, 2019. At March 31, 2020, the Company’s tangible common equity to tangible assets ratio was 10.06%, a slight decrease from 10.30% at December 31, 2019.

On April 28, 2020, the Company's Board of Directors declared a $0.25 per share dividend, payable on May 15, 2020 to stockholders of record as of May 8, 20120. On December 2, 2019, the Company’s Board of Directors approved a new stock repurchase program, which authorized the repurchase up to $100 million of its common stock. As of March 31, 2020, the Company did not repurchase any shares under the newly-approved stock repurchase program. The Company has paused the stock repurchase program indefinitely.

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

Our primary sources of funds generated during the first three months of 2020 were from:

•	Principal payments on loans held for investment of $325.6 million;

•	Deposit growth of $194.6 million;

•	Proceeds of $97.9 million from the sale or maturity of securities available-for-sale;

•	Proceeds of $25.0 million from the of sale of previously classified portfolio loans;

•	Principal payments on securities of $22.0 million; and

•	Proceeds of $14.0 million from the sale and principal payments on loans held for sale.

We used these funds to:

•	Originate loans held for investment of $343.4 million;

•	Purchase available-for-sale securities of $104.7 million;

•	Purchase loans held for investment of $66.5 million

•	Return capital to shareholders through $14.9 million in dividends; and

•	Originate loans held for sale of $10.5 million;

Our most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on our operating, lending and investing activities during any given period. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. At March 31, 2020, cash and cash equivalents totaled $534.0 million, and the market value of our investment securities available-for-sale totaled $1.34 billion. If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve’s lending programs as well as loan and investment securities sales. As of March 31, 2020, the maximum amount we could borrow through the FHLB was $4.71 billion, of which $2.40 billion was remaining available for borrowing based on collateral pledged of $4.34 billion in real estate loans. At March 31, 2020, we had $521.0 million in FHLB borrowings. At March 31, 2020, we also had unsecured lines of credit aggregating $193.6 million, which consisted of $193.0 million with other financial institutions from which to draw funds, $552,000 with the FRB. As of March 31, 2020, our liquidity ratio was 18.4%, which is above the Company’s policy of 10.0%. The Company regularly monitors liquidity and models liquidity stress scenarios to ensure that adequate liquidity is available and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

To the extent that 2020 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 15% of total deposits or 12% of total assets, as a secondary source for funding. At March 31, 2020, we had $188.9 million in brokered time and money market deposits, which constituted 2.1% of total deposits and 1.6% of total assets at that date.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations. During the three months ended March 31, 2020, the Bank paid $14.9 million in dividends to the Corporation.

The Corporation maintains a line of credit with US Bank established in June of 2019, with availability of $15.0 million that will expire on July 1, 2020. This line of credit provides an additional source of liquidity at the Corporation level and had no outstanding balance at March 31, 2020.

During the three months ended March 31, 2020, the Corporation made a quarterly dividend payment of $0.25 per share. On April 24, 2020, the Company's Board of Directors declared a $0.25 per share dividend, payable on May 15, 2020 to stockholders of record as of May 8, 2020. The Corporation’s Board of Directors periodically reviews whether to declare or pay cash dividends, taking into account, among other things, general business conditions, the Company’s financial results, future prospects, capital requirements, legal and regulatory restrictions, and such other factors as the Corporation’s Board of Directors may deem relevant.

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

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	March 31, 2020
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(Dollars in thousands)
Contractual obligations
FHLB advances	$500,000	$21,017	$—	$—	$521,017
Subordinated debentures	—	—	59,462	155,807	215,269
Certificates of deposit	950,775	60,261	8,113	53,392	1,072,541
Operating leases	11,946	36,472	16,089	2,022	66,529
Total contractual cash obligations	$1,462,721	$117,750	$83,664	$211,221	$1,875,356

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed. Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. As of March 31, 2020, we had commitments to extend credit on existing lines and letters of credit of $1.32 billion, compared to $1.58 billion at December 31, 2019.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	March 31, 2020
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(Dollars in thousands)
Other commitments
Commercial and industrial	$666,713	$163,538	$33,262	$43,379	$906,892
Construction	104,152	91,869	—	4,130	200,151
Agribusiness and farmland	27,773	11,686	—	1,831	41,290
Home equity lines of credit	1,964	4,049	8,916	53,264	68,193
Standby letters of credit	30,188	181	—	—	30,369
All other	18,171	28,306	3,415	20,944	70,836
Total other commitments	$848,961	$299,629	$45,593	$123,548	$1,317,731

Regulatory Capital Compliance

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

Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. The capital conservation buffer increased by 0.625% each year beginning on January 1, 2016, with additional 0.625% increments annually, until fully phased in at 2.50% by January 1, 2019. At March 31, 2020, the Company and Bank are in compliance with the capital conservation buffer requirement and exceeded the minimum common equity Tier 1, Tier 1 and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.0%, 8.5% and 10.5%, respectively.

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase-in over a three-year period the Day 1 adverse regulatory capital effects of CECL accounting standard. Additionally, in March 2020, the U.S. Federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years to provide regulatory relief to banking organizations to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the COVID-19 pandemic. The capital relief in the interim is calibrated to approximate the difference in allowances under CECL relative to the incurred loss methodology for the first two years of the transition period using a 25% scaling factor. The cumulative difference at the end of the second year of the transition period is then phased in to regulatory capital at 25% per year over a three-year transition period. As a result, entities may gradually phase in the full effect of CECL on regulatory capital over a five-year transition period. The Company implemented the CECL model commencing January 1, 2020 and elected to phase in the full effect of CECL on regulatory capital over the five-year transition period.

As defined in applicable regulations and set forth in the table below, the Company and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the “well capitalized” standards and the required conservation buffer at the dates indicated:

	Actual	Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer	Minimum Required For Well Capitalized Requirement
March 31, 2020
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	10.68%	4.00%	N/A
Common equity tier 1 capital ratio	11.59%	7.00%	N/A
Tier 1 capital ratio	11.66%	8.50%	N/A
Total capital ratio	14.23%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	12.54%	4.00%	5.00%
Common equity tier 1 capital ratio	13.70%	7.00%	6.50%
Tier 1 capital ratio	13.70%	8.50%	8.00%
Total capital ratio	14.28%	10.50%	10.00%

	Actual	Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer	Minimum Required For Well Capitalized Requirement
December 31, 2019
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	10.54%	4.00%	N/A
Common equity tier 1 capital ratio	11.35%	7.00%	N/A
Tier 1 capital ratio	11.42%	8.50%	N/A
Total capital ratio	13.81%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	12.39%	4.00%	5.00%
Common equity tier 1 capital ratio	13.43%	7.00%	6.50%
Tier 1 capital ratio	13.43%	8.50%	8.00%
Total capital ratio	13.83%	10.50%	10.00%

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

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

The following table shows the projected NII and net interest margin of the Company at March 31, 2020 and December 31, 2019, assuming instantaneous parallel interest rate shifts in the first period:

March 31, 2020
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
200	432,938	(1,282)	(0.3)	4.16
100	431,487	(2,733)	(0.6)	4.14
Static	434,220	—	—	4.17
-100	429,720	(4,500)	(1.0)	4.13
-200	424,499	(9,721)	(2.2)	4.08

December 31, 2019
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
200	457,284	2,271	0.5	4.33
100	456,115	1,101	0.2	4.32
Static	455,013	—	—	4.31
-100	452,307	(2,706)	(0.6)	4.29
-200	444,418	(10,595)	(2.3)	4.21

The following table shows the EVE and projected change in the EVE of the Company at March 31, 2020 and December 31, 2019, assuming various non-parallel interest rate shifts over a twelve month period:

March 31, 2020
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
200	2,067,878	123,225	6.3	18.96
100	2,011,605	66,952	3.4	18.00
Static	1,944,653	—	—	16.96
-100	1,821,593	(123,060)	(6.3)	15.47
-200	1,615,491	(329,162)	(16.9)	13.35

December 31, 2019
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
200	2,084,891	106,053	5.4	19.77
100	2,042,116	63,277	3.2	18.91
Static	1,978,839	—	—	17.90
-100	1,884,247	(94,591)	(4.8)	16.63
-200	1,728,146	(250,693)	(12.7)	14.86

Based on the modeling of the impact on earnings and EVE from changes in interest rates, the Company’s sensitivity to changes in interest rates is low for rising rates. Earnings at Risk decreases slightly as rates increase given the drop in market and index rates in the quarter, as a number of loans are below their floors, not allowing for the rate to increase immediately as indices rise.  EVE is modeled to increase as rates rise. It is important to note the above tables are forecasts based on several assumptions and that actual results may vary. The forecasts are based on estimates of historical behavior and assumptions by management that may change over time and may turn out to be different. Factors affecting these estimates and assumptions include, but are not limited to (1) competitor behavior, (2) economic conditions both locally and nationally, (3) actions taken by the Federal Reserve, (4) customer behavior and (5) management’s responses. Changes that vary significantly from the assumptions and estimates may have significant effects on the Company’s earnings and EVE.

The Company does not have any direct market risk from foreign exchange or commodity exposures.

Management believes that there have been no material changes in our quantitative and qualitative information about market risk since December 31, 2019. For a complete discussion of our quantitative and qualitative market risk, see “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our 2019 Form 10-K.

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

Changes in Internal Controls over Financial Reporting

Beginning January 1, 2020, the Company adopted the CECL model under ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The Company made changes to the loan loss reserve policies, processes and controls and incorporated new policies, process and controls over the estimation of ACL as a result. New controls were established over the review of PD and LGD model to calculate cash flows, economic forecasting projections and historical loss rate model provided by an independent third party. There has been no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Anschutz Litigation
On April 2, 2020, the Corporation and its directors were named as defendants in a lawsuit brought in U.S. District Court for the Central District of California captioned Anschutz v. Pacific Premier Bancorp, Inc., et al. (Case No. 8:20-cv-00650).  This lawsuit was brought by Bennett Anschutz, a shareholder of the Corporation.  Mr. Anschutz alleged that the Corporation omitted material facts necessary to make certain statements in the joint proxy statement/prospectus contained in the Corporation’s Registration Statement on Form S-4 (File No.33-237188), as amended by Amendment No. 1 dated April 6, 2020, which was declared effective by the SEC on April 7, 2020 (the “Registration Statement”), not false or misleading. The complaint did not specify any damages, but sought the right to enjoin the Corporation’s acquisition of Opus until further disclosures are made, or in the alternative, recover unspecified damages related to the alleged omissions, as well as interest, attorney’s fees and litigation costs. On May 6, 2020, plaintiff voluntarily dismissed the lawsuit, without prejudice, so it is no longer an active litigation.

Parshall Litigation
On April 21, 2020, Opus, the Opus directors, the Corporation, and the Bank were named as defendants in a lawsuit brought in the United States District Court for the District of Delaware captioned Parshall v. Opus Bank et al. (Case No. 1:20-cv-536). This lawsuit was brought by Paul Parshall, an Opus shareholder.  Mr. Parshall alleges that Opus and its directors omitted material facts necessary to make certain statements in the joint proxy statement/prospectus contained in the Registration Statement not false or misleading. It further alleges that the Corporation and the Bank were each a “controlling person” of Opus, and are therefore liable for those supposedly inadequate disclosures. The lawsuit purports to bring this claim on behalf of a class of similarly-situated Opus shareholders, although no class has yet been certified by the court. The complaint purports to seek, among other things, an order enjoining the consummation of the Proposed Merger and requiring the disclosure of additional or corrected information, or unspecified money damages or other monetary relief. The court has not yet authorized service of the lawsuit, and there has been no litigation activity to date. The Corporation and the Bank intend to file a motion to dismiss the lawsuit.
In addition to the lawsuits described above, the Company is involved in legal proceedings occurring in the ordinary course of business. Management believes that neither lawsuit described above nor any legal proceedings occurring in the ordinary course of business, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

Item 1A. Risk Factors

The section titled Risk Factors in Part I, Item 1A of our 2019 Form 10-K includes a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in the Company. The information presented below provides an update to, and should be read in conjunction with, the risk factors and other information contained in our 2019 Form 10-K.

The recent COVID-19 pandemic has led to periods of significant volatility in financial, commodities and other markets and could harm our business and results of operations.

In December 2019, COVID-19 was first reported in Wuhan, Hubei Province, China. Since then, COVID-19 infections have spread to additional countries including the United States. In March 2020, the World Health Organization declared COVID-19 to be a pandemic. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the coronavirus pandemic on our business, and there is no guarantee that our efforts to address or mitigate the adverse impacts of the coronavirus will be effective. The impact to date has included periods of significant volatility in financial, commodities and other markets. This volatility, if it continues, could have an adverse impact on our customers and on our business, financial condition and results of operations as well as our growth strategy.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of COVID-19 has caused and could continue to cause severe disruptions in the U.S. economy at large, and has resulted and may continue to result in disruptions to our customers’ businesses, and a decrease in consumer confidence and business generally. In addition, recent actions by US federal, state and local governments to address the pandemic, including travel bans, stay-at-home orders and school, business and entertainment venue closures, may have a significant adverse effect on our customers and the markets in which we conduct our business. The extent of impacts resulting from the coronavirus pandemic and other events beyond our control will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and actions taken to contain the coronavirus or its impact, among others.

Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans. The escalation of the pandemic may also negatively impact regional economic conditions for a period of time, resulting in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability. If the global response to contain COVID-19 escalates or is unsuccessful, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

The spread of the COVID-19 outbreak and the governmental responses may disrupt banking and other financial activity in the areas in which we operate and could potentially create widespread business continuity issues for us.

The outbreak of COVID-19 and the U.S. federal, state and local governmental responses may result in a disruption in the services we provide. We rely on our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services or experience interruptions in their ability to provide us with these services, it could negatively impact our ability to serve our customers. Furthermore, the coronavirus pandemic could negatively impact the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to infection, quarantine or other effects and restrictions of a COVID-19 outbreak in our market areas. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. If we are unable to promptly recover from such business disruptions, our business and financial conditions and results of operations would be adversely affected. We also may incur additional costs to remedy damages caused by such disruptions, which could adversely affect our financial condition and results of operations.

Our participation in the SBA PPP loan program exposes us to risks related to noncompliance with the PPP, as well as litigation risk related to our administration of the PPP loan program, which could have a material adverse impact on our business, financial condition and results of operations.

The Company is a participating lender in the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP. The PPP opened on April 3, 2020; however, because of the short window between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. For instance, other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, the Company may be exposed to credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Interest rate volatility stemming from COVID-19 could negatively affect our net interest income, lending activities, deposits and profitability.

Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19.  In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

We are subject to increasing credit risk as a result of the COVID-19 pandemic, which could adversely impact our profitability.

Our business depends on our ability to successfully measure and manage credit risk. As a commercial lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual loans and borrowers. As the overall economic climate in the U.S., generally, and in our market areas specifically, experiences material disruption due to the COVID-19 pandemic, our borrowers may experience difficulties in repaying their loans and governmental actions may provide payment relief to borrowers affected by COVID-19 and preclude our ability to initiate foreclosure proceedings in certain circumstances and, as a result, the collateral we hold may decrease in value or become illiquid, and the level of our nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses. Additional factors related to the credit quality of certain commercial real estate and multifamily residential loans include the duration of state and local moratoriums on evictions for non-payment of rent or other fees. The payment on these loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate property and may subject us to risks from adverse conditions in the real estate market or the general economy.

We are actively working to support our borrowers to mitigate the impact of the COVID-19 pandemic on them and on our loan portfolio, including through temporary loan modifications that reduce or defer payments for those who experienced a hardship as a result of the COVID-19 pandemic. Although recent regulatory guidance provides that such loan modifications are exempt from the calculation and reporting of TDRs and loan delinquencies, we cannot predict whether such loan modifications may ultimately have an adverse impact on our profitability in future periods. Our inability to successfully manage the increased credit risk caused by the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations.

We may incur impairments to goodwill or other intangibles as a result of the economic volatility resulting from the COVID-19 pandemic, which could adversely affect our financial condition, results of operations and stock price.

As of March 31, 2020, we had $808.3 million recorded as goodwill. We evaluate our goodwill for impairment at least annually. Although we conducted an impairment assessment of goodwill and intangibles in the first quarter of 2020 and the impairment evaluation did not identify any impairment in the first quarter of 2020, there can be no assurances that prolonged significant negative economic trends resulting from the COVID-19 pandemic, including the lack of recovery in the market price of our common stock, or reduced estimates of future cash flows or disruptions to our business, will not result in impairments to goodwill or other intangibles, such as our core deposit intangibles.  If our analysis results in impairment to goodwill or other intangibles, we would be required to record an impairment charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on our financial condition, results of operations and stock price.

Unpredictable future developments related to or resulting from the COVID-19 pandemic could materially and adversely affect our business and results of operations.

Because there have been no comparable recent global pandemics that resulted in a similar global impact, we do not yet know the full extent of the COVID-19 pandemic’s  effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic.  We are continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on us. However, if the pandemic continues to spread or otherwise results in a continuation or worsening of the current economic and commercial environments, our business, financial condition, results of operations and cash flows as well as our regulatory capital and liquidity ratios could be materially adversely affected and many of the risks described in our 2019 Form 10-K will be heightened.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In December 2019, the Company’s Board of Directors approved a new stock repurchase program, which authorized the repurchase up to $100 million of its common stock. As of March 31, 2020, the Company has not repurchased any shares under the newly-approved stock repurchase program. The Company has paused the stock repurchase program indefinitely.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the first quarter of 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 to January 31, 2020	—	$—	—	$100,000,000
February 1, 2020 to February 29, 2020	—	—	—	100,000,000
March 1, 2020 to March 31, 2020	—	—	—	100,000,000
Total	—		—

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit 2.1	Agreement and Plan of Reorganization, dated as of January 31, 2020 by and between Pacific Premier Bancorp, Inc., Pacific Premier Bank and Opus Bank (1)
Exhibit 3.1	Second Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
Exhibit 3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (2)
Exhibit 4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (3)
Exhibit 4.2	Description of Registrant’s Securities (4)
Exhibit 4.3	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the SEC upon request.
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page of Pacific Premier Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (contained in Exhibit 101)

(1) Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on February 6, 2020.
(2) Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 15, 2018.
(3) Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Registration No. 333-20497) filed with the SEC on January 27, 1997.
(4) Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 28, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

Date:	May 8, 2020	By:	/s/ Steven R. Gardner
Steven R. Gardner
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2020	By:	/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)