Form 10-Q
period 2020-06-30
PACIFIC PREMIER BANCORP INC
filed 2020-08-10
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
The number of shares outstanding of the registrant’s common stock as of July 31, 2020 was 94,351,866.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)
(Unaudited)

ASSETS	June 30, 2020	December 31, 2019
Cash and due from banks	$158,784	$135,847
Interest-bearing deposits with financial institutions	1,182,946	191,003
Cash and cash equivalents	1,341,730	326,850
Interest-bearing time deposits with financial institutions	2,845	2,708
Investments held-to-maturity, at amortized cost (fair value of $34,179 and $38,760 as of June 30, 2020 and December 31, 2019, respectively)	32,557	37,838
Investment securities available-for-sale, at fair value	2,336,066	1,368,384
FHLB, FRB and other stock, at cost	94,658	93,061
Loans held for sale, at lower of cost or fair value	1,007	1,672
Loans held for investment	15,082,884	8,722,311
Allowance for credit losses	(282,271)	(35,698)
Loans held for investment, net	14,800,613	8,686,613
Accrued interest receivable	78,408	39,442
Other real estate owned	386	441
Premises and equipment	76,542	59,001
Deferred income taxes, net	105,859	—
Bank owned life insurance	305,901	113,376
Intangible assets	94,550	83,312
Goodwill	901,166	808,322
Other assets	344,786	154,992
Total assets	$20,517,074	$11,776,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$5,899,442	$3,857,660
Interest-bearing:
Checking	3,098,454	586,019
Money market/savings	6,060,031	3,406,988
Retail certificates of deposit	1,651,976	973,465
Wholesale/brokered certificates of deposit	266,790	74,377
Total interest-bearing	11,077,251	5,040,849
Total deposits	16,976,693	8,898,509
FHLB advances and other borrowings	41,006	517,026
Subordinated debentures	501,375	215,145
Deferred income taxes, net	—	1,371
Accrued expenses and other liabilities	343,353	131,367
Total liabilities	17,862,427	9,763,418
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at June 30, 2020 and December 31, 2019; 94,350,902 shares and 59,506,057 shares issued and outstanding, respectively.	930	586
Additional paid-in capital	2,348,415	1,594,434
Retained earnings	247,078	396,051
Accumulated other comprehensive income	58,224	21,523
Total stockholders’ equity	2,654,647	2,012,594
Total liabilities and stockholders’ equity	$20,517,074	$11,776,012

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2020	2020	2019	2020	2019
INTEREST INCOME
Loans	$133,339	$113,265	$121,860	$246,604	$243,336
Investment securities and other interest-earning assets	10,783	10,524	10,554	21,307	20,321
Total interest income	144,122	123,789	132,414	267,911	263,657
INTEREST EXPENSE
Deposits	9,655	10,487	15,991	20,142	29,275
FHLB advances and other borrowings	217	1,081	3,083	1,298	7,885
Subordinated debentures	3,958	3,046	2,699	7,004	4,450
Total interest expense	13,830	14,614	21,773	28,444	41,610
Net interest income before provision for credit losses	130,292	109,175	110,641	239,467	222,047
Provision for credit losses	160,635	25,454	334	186,089	1,860
Net interest (loss) income after provision for credit losses	(30,343)	83,721	110,307	53,378	220,187
NONINTEREST INCOME
Loan servicing fees	434	480	409	914	807
Service charges on deposit accounts	1,399	1,715	1,441	3,114	2,771
Other service fee income	297	311	363	608	719
Debit card interchange fee income	457	348	1,145	805	2,216
Earnings on bank-owned life insurance	1,314	1,336	851	2,650	1,761
Net (loss) gain from sales of loans	(2,032)	771	902	(1,261)	2,631
Net (loss) gain from sales of investment securities	(21)	7,760	212	7,739	639
Trust administrative fees	2,397	—	—	2,397	—
Other income	2,653	1,754	1,001	4,407	2,461
Total noninterest income	6,898	14,475	6,324	21,373	14,005
NONINTEREST EXPENSE
Compensation and benefits	43,011	34,376	33,847	77,387	67,235
Premises and occupancy	9,487	8,168	7,517	17,655	15,052
Data processing	4,465	3,253	3,036	7,718	5,966
Other real estate owned operations, net	9	14	62	23	65
FDIC insurance premiums	846	367	740	1,213	1,540
Legal, audit and professional expense	3,094	3,126	3,545	6,220	6,543
Marketing expense	1,319	1,412	1,425	2,731	2,922
Office, telecommunications and postage expense	1,533	1,103	1,311	2,636	2,521
Loan expense	823	822	1,005	1,645	1,878
Deposit expense	4,958	4,988	3,668	9,946	7,251
Merger-related expense	39,346	1,724	5	41,070	660
Core deposit intangible (“CDI”) amortization	4,040	3,965	4,281	8,005	8,717
Other expense	3,039	3,313	3,494	6,352	7,163
Total noninterest expense	115,970	66,631	63,936	182,601	127,513
Net (loss) income before income taxes	(139,415)	31,565	52,695	(107,850)	106,679
Income tax (benefit) expense	(40,324)	5,825	14,168	(34,499)	29,434
Net (loss) income	$(99,091)	$25,740	$38,527	$(73,351)	$77,245
EARNINGS (LOSS) PER SHARE
Basic	$(1.41)	$0.43	$0.62	$(1.14)	$1.24
Diluted	(1.41)	0.43	0.62	(1.14)	1.23
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	70,425,027	59,007,191	61,308,046	64,716,109	61,645,940
Diluted	70,425,027	59,189,717	61,661,773	64,716,109	61,980,133

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2020	2020	2019	2020	2019
Net (loss) income	$(99,091)	$25,740	$38,527	$(73,351)	$77,245
Other comprehensive income, net of tax:
Unrealized holding gain on securities available-for-sale arising during the period, net of income taxes (1)	13,800	28,420	17,449	42,220	28,416
Reclassification adjustment for net (loss) gain on sales of securities included in net income, net of income taxes (2)	15	(5,534)	(151)	(5,519)	(457)
Other comprehensive income, net of tax	13,815	22,886	17,298	36,701	27,959
Comprehensive (loss) income, net of tax	$(85,276)	$48,626	$55,825	$(36,650)	$105,204
______________________________
(1) Income tax expense on the unrealized gain on securities was $5.5 million for the three months ended June 30, 2020, $11.4 million for the three months ended March 31, 2020 and $7.1 million for the three months ended June 30, 2019, $17.0 million for the six months ended June 30, 2020 and $11.6 million for the six months ended June 30, 2019.

(2) Income tax expense (benefit) on the reclassification adjustment for net gain (loss) on sales of securities included in net income was $(6,000) for the three months ended June 30, 2020, $2.2 million for the three months ended March 31, 2020, $61,000 for the three months ended June 30, 2019, $2.2 million for the six months ended June 30, 2020 and $182,000 for the six months ended June 30, 2019.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2020
(Dollars in thousands)
(Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2019	59,506,057	$586	$1,594,434	$396,051	$21,523	$2,012,594
Net income	—	—	—	(73,351)	—	(73,351)
Other comprehensive income	—	—	—	—	36,701	36,701
Cash dividends declared ($0.50 per common share)	—	—	—	(29,874)	—	(29,874)
Dividend equivalents declared ($0.50 per restricted stock unit)	—	—	123	(123)	—	—
Share-based compensation expense	—	—	4,848	—	—	4,848
Issuance of restricted stock, net	473,509	—	—	—	—	—
Issuance of common stock - acquisition	34,407,403	344	749,259	—	—	749,603
Restricted stock surrendered and canceled	(94,306)	—	(1,273)	—	—	(1,273)
Exercise of stock options	58,239	—	1,024	—	—	1,024
Cumulative effect of the change in accounting principal (1)	—	—	—	(45,625)	—	(45,625)
Balance at June 30, 2020	$94,350,902	$930	$2,348,415	$247,078	$58,224	$2,654,647

Balance at March 31, 2020	59,975,281	$586	$1,596,680	$361,242	$44,409	$2,002,917
Net loss	—	—	—	(99,091)	—	(99,091)
Other comprehensive income	—	—	—	—	13,815	13,815
Cash dividends declared ($0.25 per common share)	—	—	—	(14,992)		(14,992)
Dividend equivalents declared ($0.25 per restricted stock unit)	—	—	81	(81)		—
Share-based compensation expense	—	—	2,539	—	—	2,539
Issuance of restricted stock, net	23,229	—	—	—	—	—
Issuance of common stock - acquisition	34,407,403	344	749,259	—	—	749,603
Restricted stock surrendered and canceled	(61,367)	—	(265)	—	—	(265)
Exercise of stock options	6,356	—	121	—	—	121
Balance at June 30, 2020	94,350,902	$930	$2,348,415	$247,078	$58,224	$2,654,647
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

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2019
(Dollars in thousands)
(Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2018	62,480,755	$617	$1,674,274	$300,407	$(5,601)	$1,969,697
Net income	—	—	—	77,245	—	77,245
Other comprehensive income	—	—	—	—	27,959	27,959
Repurchase and retirement of common stock	(2,219,246)	(22)	(59,253)	(6,694)	—	(65,969)
Cash dividends declared ($0.44 per common share)	—	—	—	(27,541)	—	(27,541)
Dividend equivalents declared ($0.44 per restricted stock unit)	—	—	51	(51)	—	—
Share-based compensation expense	—	—	5,313	—	—	5,313
Issuance of restricted stock, net	304,754	—	—	—	—	—
Restricted stock surrendered and canceled	(99,206)	—	(2,629)	—	—	(2,629)
Exercise of stock options	42,937	—	381	—	—	381
Balance at June 30, 2019	60,509,994	$595	$1,618,137	$343,366	$22,358	$1,984,456

Balance at March 31, 2019	62,773,299	$617	$1,676,024	$325,363	$5,060	$2,007,064
Net income	—	—	—	38,527	—	38,527
Other comprehensive income	—	—	—	—	17,298	17,298
Repurchase and retirement of common stock	(2,219,246)	(22)	(59,253)	(6,694)	—	(65,969)
Cash dividends declared ($0.22 per common share)	—	—	—	(13,792)	—	(13,792)
Dividend equivalents declared ($0.22 per restricted stock unit)	—	—	38	(38)	—	—
Share-based compensation expense	—	—	2,860	—	—	2,860
Issuance of restricted stock, net	15,000	—	—	—	—	—
Restricted stock surrendered and canceled	(61,927)	—	(1,582)	—		(1,582)
Exercise of stock options	2,868	—	50	—		50
Balance at June 30, 2019	60,509,994	$595	$1,618,137	$343,366	$22,358	$1,984,456
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$(73,351)	$77,245
Adjustments to net income:
Depreciation and amortization expense	5,525	4,636
Provision for credit losses	186,089	1,860
Share-based compensation expense	4,848	5,313
Loss (gain) on sales and disposals of premises and equipment	211	(170)
Loss (gain) on sale of or write down of other real estate owned	55	(75)
Net amortization on securities	3,739	2,573
Net (accretion) of discounts/premiums for acquired loans and deferred loan fees/costs	(9,652)	(12,271)
Gain on sales of investment securities available-for-sale	(7,739)	(639)
Originations of loans held for sale	(10,163)	(59,801)
Proceeds from the sales of and principal payments from loans held for sale	13,490	61,356
Loss (gain) on sales of loans	1,261	(2,631)
Deferred income tax (benefit) expense	(46,608)	1,988
Change in accrued expenses and other liabilities, net	70,342	(11,315)
Income from bank owned life insurance, net	(2,119)	(1,367)
Amortization of core deposit intangible	8,005	8,717
Change in accrued interest receivable and other assets, net	(46,110)	(462)
Net cash provided by operating activities	97,823	74,957
Cash flows from investing activities:
Net increase in interest-bearing time deposits with financial institutions	—	3,187
Proceeds from sale of other real estate owned	—	390
Loan originations and payments, net	(527,053)	46,104
Proceeds from loans held for sale previously classified as portfolio loans	38,246	74,070
Purchase of loans held for investment	(66,470)	(48,903)
Proceeds from prepayments and maturities of held-to-maturity securities	5,208	2,214
Purchase of securities available-for-sale	(458,667)	(400,409)
Proceeds from prepayments and maturities of securities available-for-sale	63,985	55,549
Proceeds from sale of securities available-for-sale	339,853	227,138
Proceeds from the sales of premises and equipment	42	11,108
Proceeds from bank owned insurance death benefit	—	405
Purchases of premises and equipment	(1,198)	(5,101)
Change in FHLB, FRB and other stock, at cost	(44)	2,416
Funding of CRA investments	(7,375)	(5,338)
Change in cash acquired in acquisitions, net	937,100	—
Net cash provided by (used in) investing activities	323,627	(37,170)
Cash flows from financing activities:
Net increase in deposit accounts	1,162,194	203,571
Net change in short-term borrowings	(681,000)	(86,075)
Repayment of long-term FHLB borrowings	(5,000)	(10,000)
Proceeds from issuance of subordinated debt, net	147,359	122,453
Cash dividends paid	(29,874)	(27,541)
Repurchase and retirement of common stock	—	(65,969)
Proceeds from exercise of stock options	1,024	381
Restricted stock surrendered and canceled	(1,273)	(2,629)
Net cash provided by financing activities	593,430	134,191
Net increase in cash and cash equivalents	1,014,880	171,978
Cash and cash equivalents, beginning of period	326,850	203,406
Cash and cash equivalents, end of period	$1,341,730	$375,384

Supplemental cash flow disclosures:
Interest paid	$28,057	$39,469
Income taxes paid	125	26,634
Noncash investing activities during the period:
Transfers from portfolio loans to loans held for sale	42,169	75,175
Transfers from loans to other real estate owned	—	203
Recognition of operating lease right-of-use assets	(11,118)	(48,685)
Recognition of operating lease liabilities	11,118	(48,685)
Receivable on unsettled security sales	6,529	—
Due on unsettled security purchases	(33,960)	—
Acquisitions (See Note 4):
Fair value of stock and equity award consideration	749,603	—
Cash consideration	2	—
Fair value of assets acquired	8,097,225	—
Liabilities assumed	7,347,620	—
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(UNAUDITED)

Note 1 - Basis of Presentation

        The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation.

        In the opinion of management, the unaudited consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2020. Certain items in the prior year financial statements were reclassified to conform to the current year presentation. Reclassification had no effect on prior year net income or stockholders’ equity.

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

        The Company accounts for its investments in its wholly owned special purpose entities, Heritage Oaks Capital Trust II and Santa Lucia Bancorp (CA) Capital Trust, under the equity method whereby the subsidiary’s net earnings are recognized in the Company’s statement of income and the investment in these entities is included in other assets on the Company’s Consolidated Statements of Financial Condition. See Note 9 - Subordinated Debentures for additional information.

Effective June 1, 2020, the Corporation completed the acquisition of Opus Bank (“Opus”), a California-chartered state bank headquartered in Irvine, California, for a total consideration of approximately $749.6 million, payable primarily in Corporation common stock, pursuant to the definitive agreement dated as of January 31, 2020. At closing, Opus had $8.32 billion in total assets, $5.94 billion in gross loans and $6.91 billion in total deposits and operated 46 banking offices located throughout California, Washington, Oregon and Arizona.

Prior to the Opus acquisition, PENSCO Trust Company LLC, a Colorado-chartered non-depository trust company (“PENSCO”), operated as an indirect, wholly-owned subsidiary of Opus and served as a custodian for self-directed IRAs, the funds of which account owners used for self-directed investments in various alternative asset classes. Immediately following the Opus acquisition, PENSCO merged with and into the Bank and operates its custodial business under the name of Pacific Premier Trust as a division of the Bank.

See further discussion in Note 4 – Acquisitions.

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

In accordance with ASC 326-10-65, upon the adoption of ASC 326, the Company did not reassess purchased loans with credit deterioration (previously classified as purchased credit impaired (“PCI”) loans under ASC 310-30), as there were no such loans on January 1, 2020.

Additionally, there were no investment securities with previously recorded other-than-temporary impairment as of January 1, 2020.

As previously mentioned, in conjunction with the adoption of ASC 326, the Company made an accounting policy election not to measure an ACL on accrued interest receivables in accordance with ASC 326-20-30-5A. When accrued interest receivable is deemed to be uncollectable, the Company promptly reverses such balances through current period interest income in the period deemed uncollectable. Additionally, the Company has also elected not to include the balance of accrued interest receivable in the amortized cost basis of financial assets within the scope of ASC 326. Accrued interest receivable will continue to be presented separately in the consolidated financial statements.

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

        An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments in this Update must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company has not yet made a determination on whether it will make this election and is currently tracking the exposure as of each reporting period and assessing the significance of impact towards implementing any necessary modification in consideration of the election of this amendment.

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

        The following disclosure requirements for public companies were removed from Topic 820:

•The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy
•The policy for timing of transfers between levels
•The valuation processes for Level 3 fair value measurements

        The following disclosure requirements for public companies were modified in Topic 820:

•The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date

        The following disclosure requirements for public companies were added to Topic 820:

•The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period.
•The range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.

        The amendments in this Update became effective for the Company beginning on January 1, 2020. This ASU did not have a material effect on the Company’s financial statements.

        In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements. This Update provides clarification on certain aspects of an entity’s implementation of Topic 842 including those that relate to:

•Determining the fair value of the underlying asset by lessors that are not manufacturers or dealers. The amendments related to this item carry forward from Topic 840 to Topic 842 an exception that allows lessors who are not manufacturers or dealers to use the cost of the underlying asset as its fair value.

•Presentation on the statement of cash flows - sales-type and direct financing leases. The amendments related to this item clarify that all principal payments received on leases by lessors in sales-type or direct financing lease transactions should be reflected in investing activities for entities such as depository and lending institutions within in the scope of Topic 942.

•Transition disclosures related to Topic 250, Accounting Changes and Error Corrections. The amendments related to this item clarify the FASB’s original intent by explicitly providing an exception to the paragraph 250-10-50-3 interim disclosure requirements in the Topic 842 transition disclosure requirements, which would otherwise require interim disclosures after the date of adoption of Topic 842 related to the impacts of the change on: (a) income from continuing operations, (b) net income, (c) any other financial statement line item and (d) any affected per-share amounts.

        The amendments in this Update became effective for the Company beginning on January 1, 2020. This ASU did not have a material effect on the Company’s financial statements.

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

        Revenue Recognition. The Company accounts for certain of its revenue streams in accordance with ASC 606 - Revenue from Contracts with Customers. Revenue streams within the scope of and accounted for under ASC 606 include: service charges and fees on deposit accounts, debit card interchange fees, trust administrative fees, fees from other services the Bank provides its customers and gains and losses from the sale of other real estate owned and property, premises and equipment. ASC 606 requires revenue to be recognized when the Company satisfies related performance obligations by transferring to the customer a good or service. The recognition of revenue under ASC 606 requires the Company to first identify the contract with the customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and finally recognize revenue when the performance obligations have been satisfied and the good or service has been transferred. The majority of the Company’s contracts with customers associated with revenue streams that are within the scope of ASC 606 are considered short-term in nature and can be canceled at any time by the customer or the Bank, such as a deposit account agreement. Other more significant revenue streams for the Company such as interest income on loans and investment securities are specifically excluded from the scope of ASC 606 and are accounted for under other applicable U.S. GAAP.

Goodwill and Other Intangible Assets. Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate the necessity for such impairment tests to be performed. The Company has a policy to test goodwill for impairment annually in the fourth quarter of each year, or more frequently if events or circumstances lead management to believe the value of goodwill may be impaired. Impairment testing is performed at the reporting unit level, which is considered the Company level as management has identified the Company is its sole reporting unit as of the date of the consolidated balance sheets. Management’s assessment of goodwill first consists of a qualitative assessment to determine if it is more likely than not the fair value of the Company’s equity is below its carrying value. Should the results of this analysis indicate it is likely the fair value of the Company’s equity is below its carrying value, the Company performs a quantitative assessment of goodwill to determine the fair value of the reporting unit and compares it to its carrying value. If the fair value of the reporting unit is below its carrying value, the Company would then compare the implied fair value of the reporting unit goodwill to its carrying value to determine the amount of impairment to recognize. Impairment losses are recorded as a charge to noninterest expense. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

In light of the COVID-19 pandemic and the deterioration of economic conditions as a result, the Company performed a goodwill impairment assessment as of June 30, 2020. The Company’s goodwill impairment assessment consisted of a qualitative analysis to first determine if it is more likely than not the estimated fair value of the Company exceeds its carrying value. The results of this analysis indicated no impairment of goodwill. Additionally, as part of the Company’s qualitative analysis, the Company looked at market related data as additional corroborating evidence in its assessment of whether it was more likely than not the carrying value of the Company exceeds its estimated fair value. This assessment of market related data included an initial assessment of the fair value of the Company’s equity as compared to its carrying value with the assistance from an independent third party. The assessment of market related data included factors such as: the Company’s stock price on an actual, 15-day and 30-day average basis as of June 30, 2020, and an implied 40% market participant acquisition premium, which was based upon control premiums for regional banks during the 2008 and 2009 financial crisis. This initial assessment of the fair value of the Company’s equity through observations of market related data provided additional supporting evidence as of June 30, 2020 that the carrying value of goodwill was not impaired. As of June 30, 2020, the balance of goodwill was $901.2 million.

        Other intangible assets consist of core deposit intangible (“CDI”) and customer relationship intangible assets associated with PENSCO arising from whole bank acquisitions, and are amortized on either an accelerated basis, reflecting the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, or on a straight-line amortization method over their estimated useful lives, which range from 6 to 11 years.

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

        Liabilities to make lease payments and right-of-use assets are determined based on the total contractual base rents for each lease, discounted at the rate implicit in the lease or at the Company’s estimated incremental borrowing rate if the rate is not implicit in the lease. The Company measures future base rents based on the minimum payments specified in the lease agreement, giving consideration for periodic contractual rent increases which are based on an escalation rate or a specified index. When future rent payments are based on an index, the Company uses the index rate observed at the time of lease commencement to measure future lease payments. Liabilities to make lease payments are accounted for using the interest method, which are reduced by periodic rent payments, net of interest accretion. Right-of-use assets for finance leases are amortized on a straight-line basis over the term of the lease, while right-of-use assets for operating leases are amortized over the term of the lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion on the related liability to make lease payments. Expense recognition for finance leases is representative of the sum of periodic amortization of the associated right-of-use asset as well as the periodic interest accretion on the liability to make lease payments. Expense recognition for operating leases is recorded on a straight-line basis. As of June 30, 2020, all of the Company’s leases were classified as either operating leases or short-term leases.

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

The Company’s ACL model also includes adjustments for qualitative factors, where appropriate. Since historical information (such as historical net losses and economic cycles) may not always, by itself, provide a sufficient basis for determining future expected credit losses, the Company periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not limited to factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL.

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

The Company has segmented the loan portfolio according to loans that share similar attributes and risk characteristics. Each segment possesses varying degrees of risk based on, among other things, the type of loan, the type of collateral and the sensitivity of the borrower or industry to changes in external factors such as economic conditions. These segment groupings are: investor real estate secured loans, business real estate secured loans, commercial loans and retail loans. Within each segment grouping there are various classes of loans as disclosed below. The Company determines the ACL for loans based on this more detailed loan segmentation and classification. At June 30, 2020, the Company had the following detailed segmentation on classes of loans:

Investor Loans Secured by Real Estate:

•Commercial real estate non-owner-occupied - Commercial real estate (“CRE”) non-owner-occupied includes loans for which the Company holds real property as collateral, but where the borrower does not occupy the underlying property. The primary risks associated with these loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral, significant increases in interest rates, which may make the real estate loan unprofitable to the borrower, changes in market rents and vacancy of the underlying property. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.

•Multifamily - Multifamily loans are secured by multi-tenant (5 or more units) residential real properties. Payments on multifamily loans are dependent on the successful operation or management of the properties, and repayment of these loans may be subject to adverse conditions in the real estate market or the economy.

•Construction and land - We originate loans for the construction of one-to-four family and multi-family residences and CRE properties in our primary market area. We concentrate our efforts on single homes and small infill projects in established neighborhoods where there is not abundant land available for development. Construction loans are considered to have higher risks due to construction completion and timing risk, and the ultimate repayment being sensitive to interest rate changes, government regulation of real property and the availability of long-term financing. Additionally, economic conditions may impact the Company’s ability to recover its investment in construction loans, as adverse economic conditions may negatively impact the real estate market, which could affect the borrower’s ability to complete and sell the project. Additionally, the fair value of the underlying collateral may fluctuate as market conditions change. We occasionally originate land loans located predominantly in California for the purpose of facilitating the ultimate construction of a home or commercial building. The primary risks include the borrower’s inability to pay and the inability of the Company to recover its investment due to a decline in the fair value of the underlying collateral.

Business Loans Secured by Real Estate:

•Commercial real estate owner-occupied - CRE owner-occupied includes loans for which the Company holds real property as collateral and where the underlying property is occupied by the borrower, such as with a place of business. These loans are primarily underwritten based on the cash flows of the business and secondarily on the real estate. The primary risks associated with CRE owner-occupied loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make the real estate loan unprofitable to the borrower. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.

•Franchise secured by real estate - Franchise real estate secured loans are business loans secured by real property occupied by franchised restaurants, generally quick-service restaurants. These loans are primarily underwritten based on the cash flows of the business and secondarily on the real estate.

•Small Business Administration (“SBA”) - We are approved to originate loans under the SBA’s Preferred Lenders Program (“PLP”). The PLP lending status affords us a higher level of delegated credit autonomy, translating to a significantly shorter turnaround time from application to funding, which is critical to our marketing efforts. We originate loans nationwide under the SBA’s 7(a), SBAExpress, International Trade and 504(a) loan programs, in conformity with SBA underwriting and documentation standards. SBA loans are similar to commercial business loans, but have additional credit enhancement provided by the U.S. Small Business Administration, for up to 85% of the loan amount for loans up to $150,000 and 75% of the loan amount for loans of more than $150,000. The Company originates SBA loans with the intent to sell the guaranteed portion into the secondary market on a quarterly basis. Certain loans classified as SBA are secured by commercial real estate property. SBA loans secured by hotels are included in the segment investor loans secured by real estate, and SBA loans secured by all other forms of real estate are included in the business loans secured by real estate segment. All other SBA loans are included in the commercial loans segment below, and are secured by business assets.

Commercial Loans:

•Commercial and industrial (including franchise commercial loans) (“C&I”) - Loans secured by business assets including inventory, receivables and machinery and equipment to businesses located generally in our primary market area. Loan types includes revolving lines or credit, term loans, seasonal loans and loans secured by liquid collateral such as cash deposits or marketable securities. Franchise credit facilities not secured by real estate and Home Owners’ Association (“HOA”) credit facilities are included in C&I loans. We also issue letters of credit on behalf of our customers. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.

•SBA Paycheck Protection Program (“PPP”) loans - Federally guaranteed loans designed to assist small and medium sized businesses through the disruptions in business brought on by the COVID-19 pandemic. The Paycheck Protection Program is part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act that was signed into law in March 2020. The loans are designed to help businesses meet the on-going costs associated with running and maintaining a business through the COVID-19 pandemic and provide the potential for forgiveness of the loan if the borrower uses the funds for certain purposes, such maintaining employees on payroll for a specified period of time. Additionally, the PPP allows for a deferral period until the date when the amount of loan forgiveness is determined and remitted to the lender. For borrowers who do not apply for forgiveness, the loan deferral period is 10 months after the applicable forgiveness period ends.

Retail Loans:

•One-to-four family - Although we do not originate, we have acquired first lien single family loans through bank acquisitions. The primary risks of one-to-four family loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make loans unprofitable to the borrower.

•Consumer loans - In addition to consumer loans acquired through our various bank acquisitions, we originate a limited number of consumer loans, generally for banking clients only, which consist primarily of home equity lines of credit, savings account secured loans and auto loans. Repayment of these loans is dependent on the borrower’s ability to pay and the fair value of the underlying collateral.

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

The CARES Act, signed into law on March 27, 2020, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Company has elected to apply this guidance to qualifying loan modifications. For additional information, see Note 6 - Lons Held for Investment.

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

Acquired loans that are classified as PCD are acquired at fair value, which includes any resulting premiums or discounts. Premiums and discounts are amortized or accreted into interest income over the remaining life of the loan using the interest method. Unlike non-PCD loans, the initial ACL for PCD loans is established through an adjustment to the acquired loan balance and not through a charge to the provision for credit losses in the period in which the loans were acquired. The ACL for PCD loans is determined with the use of the Company’s ACL methodology. Characteristics of PCD loans include: delinquency, downgrade in credit quality since origination, loans on nonaccrual status and/or other factors the Company may become aware of through its initial analysis of acquired loans that may indicate there has been more than insignificant deterioration in credit quality since a loan’s origination. In connection with the Opus acquisition on June 1, 2020, the Company acquired PCD loans with an aggregate fair value of approximately $841.2 million, and recorded a ACL of approximately $21.2 million, which was added to the amortized cost of the loans.

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

Note 4 – Acquisitions

Acquisition of Opus

        Effective as of June 1, 2020, the Corporation completed the acquisition of Opus, a California-chartered state bank headquartered in Irvine, California, pursuant to a definitive agreement dated as of January 31, 2020. At closing, Opus had $8.32 billion in total assets, $5.94 billion in gross loans and $6.91 billion in total deposits and operated 46 banking offices located throughout California, Washington, Oregon and Arizona. As a result of the Opus acquisition, the Corporation acquired specialty lines of business, including trust and escrow services.

Prior to the Opus acquisition, PENSCO Trust Company LLC, a Colorado-chartered non-depository trust company, operated as an indirect, wholly-owned subsidiary of Opus and served as a custodian for self-directed IRAs, the funds of which account owners used for self-directed investments in various alternative asset classes. Immediately following the Opus acquisition, PENSCO merged with and into the Bank and operates its custodial business under the name of Pacific Premier Trust as a division of the Bank. As of May 31, 2020, PENSCO had approximately $14.48 billion of custodial assets and approximately 44,000 client accounts.

Prior to the Opus acquisition, Commerce Escrow operated as a division of Opus, offering commercial escrow services and facilitating tax-deferred commercial exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Following the acquisition of Opus Commerce Escrow operates as a division of the Bank, which created synergies with the Company’s existing escrow deposit business.

The acquisition of Opus expands the Company’s presence in major metropolitan markets with greater operational scale, diversifies business lines, banking products and services as well as deposit base and clients by adding a new channel of stable, low-cost deposits and fee income from Opus’s trust and escrow businesses, improves revenue and accelerates the Company’s ability to invest in technology solutions and increase efficiencies.

Pursuant to the terms of the merger agreement, the consideration paid to Opus shareholders consisted of whole shares of the Corporation’s common stock and cash in lieu of fractional shares of the Corporation’s common stock. Upon consummation of the transaction, (i) each share of Opus common stock issued and outstanding immediately prior to the effective time of the acquisition was canceled and exchanged for the right to receive 0.900 shares of the Corporation’s common stock, with cash to be paid in lieu of fractional shares at a rate of $19.31 per share, and (ii) each share of Opus Series A non-cumulative, non-voting preferred stock issued and outstanding immediately prior to the effective time of the acquisition was converted into and canceled in exchange for the right to receive that number of shares of the Corporation’s common stock equal to the product of (X) the number of shares of Opus common stock into which such share of Opus preferred stock is convertible in connection with, and as a result of, the acquisition, and (Y) 0.900, in each case, plus cash in lieu of fractional shares of the Corporation’s common stock.

The Corporation issued 34,407,403 shares, net of 165,136 shares for tax withholding from Opus equity award holders, of the Corporation’s common stock valued at $21.62 per share, which was the closing price of the Corporation’s common stock on May 29, 2020, the last trading day prior to the consummation of the acquisition, and paid cash in lieu of fractional shares. The Corporation assumed Opus’s warrants and options, which represent the issuance of up to approximately 406,778 and 9,538 additional shares of the Corporation’s common stock, valued at approximately $1.8 million and $46,000, respectively, and issued substitute restricted stock units in an aggregate amount of $328,000. The value of the total transaction consideration paid amounted to approximately $749.6 million.

May 29, 2020
Merger consideration	(Dollars in thousands)
Value of stock consideration paid to shareholders	$747,458
Cash paid in lieu of fractional shares	2
Value of restricted stock awards	328
Value of options and warrants	1,817
Total merger consideration	$749,605

CDI of $16.1 million, customer relationship intangible of $3.2 million and goodwill of $92.8 million were recognized as a result of the acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill recognized in this transaction is not deductible for income tax purposes.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed of Opus as of June 1, 2020 under the acquisition method of accounting:

Identifiable net assets acquired, at fair value	June 1, 2020
(Dollars in thousands)
Assets acquired
Cash and cash equivalents	$937,102
Interest bearing time deposits with financial institutions	137
Investment securities	829,891
Loans	5,805,655
Allowance for credit losses	(21,242)
Premises and equipment	22,121
Intangible assets	19,267
Deferred tax assets	44,335
Other assets	367,115
Total assets acquired	$8,004,381
Liabilities assumed
Deposits	$6,915,990
FHLB advances and other borrowings	213,491
Subordinated debt	138,653
Other liabilities	79,486
Total liabilities assumed	7,347,620
Total fair value of identifiable net assets	656,761
Total merger consideration	749,605
Goodwill recognized	$92,844

The Company accounted for this transaction under the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires purchased assets and liabilities assumed and consideration exchanged to be recorded at their respective estimated fair values at the date of acquisition. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions at the time of the acquisition and other future events that are highly subjective in nature and subject to refinement for up to one year after the closing date of acquisition as additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier.

As of June 30, 2020, the final purchase price remains subject to final adjustments and fair value measurements remain preliminary due to the timing of the acquisition. The Company continues to review information relating to events or circumstances existing at the acquisition date and expects to finalize its analysis of the acquired assets and assumed liabilities over the next few months, but not later than one year after the acquisition. Management anticipates that this review could result in adjustments to the acquisition date valuation amounts presented herein but does not anticipate that these adjustments, if any, would be material.

The Company determined the fair value of loans, intangible assets, investment securities, real property, leases, deposits and borrowings with the assistance of third-party valuations.

Loans

Opus’s loan portfolio was recorded at fair value at the date of acquisition. A valuation of Opus’s loan portfolio was performed by a third party as of the acquisition date in accordance with ASC 820 to assess the fair value of the loan portfolio, considering adjustments for interest rate risk, required equity return, servicing, credit, and liquidity risk. The loan portfolio was segmented into two groups: non-PCD loans and PCD loans. The non-PCD loans were pooled based on similar characteristics, such as loan type, fixed or adjustable interest rates, payment type, index rate and caps/floors, and non-accrual status. The PCD loans were valued at the loan level with similar characteristics noted above. The fair value was calculated using a discounted cash flow analysis. The discount rate utilized to analyze fair value considered the cost of funds rate, capital charge, servicing costs, and liquidity premium, mostly based on industry standards. Non-PCD loans and PCD loans had a fair value of $4.94 billion and $841.2 million, respectively, at the acquisition date and contractual balance of $5.05 billion and $896.5 million, respectively. In accordance with U.S. GAAP, there was no carryover of the allowance for credit losses that had been previously recorded by Opus. The Company recorded an ACL of $75.9 million through an increase to the provision for credit losses. The initial ACL for PCD loans of $21.2 million is established through an adjustment to the acquired loan balance and goodwill.

Core deposit intangible

The CDI on non-maturing deposits was determined by evaluating the underlying characteristics of the deposit relationships, including customer attrition, deposit interest rates and maintenance costs, and costs of alternative funding using the discounted cash flow approach. The core deposit intangibles represent the costs saved by the Company between maintaining the existing deposits and obtaining alternative funds over the life of the deposit base.

Customer relationship intangible

PENSCO operated as the legal trustee for its clients to provide recurring trust services over the life of client’s trust. PENSCO could separately identify each of its customer relationships through the trustee agreement between each customer and PENSCO, as well as account-level specific information, and has a history and pattern of conducting business with them as their legal trustee. In the event that PENSCO (or its successor trust division within the Bank) were to merge, reorganize, get acquired or change its name, the surviving entity will become the trustee or custodian of the IRAs provided that the surviving entity is authorized to serve in that capacity pursuant to the Internal Revenue Code. Accordingly, such PENSCO customer relationships met the contractual or other legal rights criterion for identification as a recognizable intangible asset separate from goodwill. The fair value was determined by evaluating the excess earnings through multiple periods using a discounted cash flow approach.

Fixed maturity deposits

In determining the fair value of certificates of deposit, the cash flows of the contractual interest payments during the specific period of the certificates of deposit and scheduled principal payout were discounted to present value at market-based interest rates.

FHLB advances

The fair value of fixed rate Federal Home Loan Bank of San Francisco (“FHLB”) advances was determined using a discounted cash flow approach. The cash flows of the advances were projected based on scheduled payments of the fixed rate advances, factoring in prepayment fee. The cash flows were then discounted to present value using the FHLB rates as of May 29, 2020.

Subordinated debt

The fair value of subordinated debt was determined by using a discounted cash flow method using a market participant discount rate for similar instruments.

The Company incurred $41.1 million of expenses in connection with the Opus acquisition during the six months ended June 30, 2020. Merger-related expenses are included in other expense in the Company's consolidated statements of income.

The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the six months ended June 30, 2020 and 2019 as if Opus had been acquired on January 1, 2019. This unaudited pro forma information combines the historical results of Opus with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value, cost savings or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented and the differences could be significant.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Dollar in thousands, except per share data)
Net interest and other income	$203,240	$190,946	$375,984	$383,408
Net (loss) income	(62,479)	54,711	(119,391)	111,644
Basic (loss) earnings per share	(0.67)	0.59	(1.29)	1.20
Diluted (loss) earnings per share	(0.67)	0.58	(1.29)	1.18

Note 5 – Investment Securities

        The amortized cost and estimated fair value of securities were as follows:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$30,170	$2,700	$—	$32,870
Agency	315,927	24,419	(356)	339,990
Corporate	274,076	1,698	(1,775)	273,999
Municipal bonds	439,772	21,629	(66)	461,335
Collateralized mortgage obligations	380,527	4,260	(48)	384,739
Mortgage-backed securities	814,012	29,375	(254)	843,133
Total investment securities available-for-sale	2,254,484	84,081	(2,499)	2,336,066
Investment securities held-to-maturity:
Mortgage-backed securities	30,892	1,622	—	32,514
Other	1,665	—	—	1,665
Total investment securities held-to-maturity	32,557	1,622	—	34,179
Total investment securities	$2,287,041	$85,703	$(2,499)	$2,370,245

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$60,457	$3,137	$(39)	$63,555
Agency	240,348	7,686	(1,676)	246,358
Corporate	149,150	2,217	(14)	151,353
Municipal bonds	384,032	13,450	(184)	397,298
Collateralized mortgage obligations	9,869	123	(8)	9,984
Mortgage-backed securities	494,404	7,603	(2,171)	499,836
Total investment securities available-for-sale	1,338,260	34,216	(4,092)	1,368,384
Investment securities held-to-maturity:
Mortgage-backed securities	36,114	922	—	37,036
Other	1,724	—	—	1,724
Total investment securities held-to-maturity	37,838	922	—	38,760
Total investment securities	$1,376,098	$35,138	$(4,092)	$1,407,144
        Unrealized gains and losses on investment securities available-for-sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At June 30, 2020, the Company had accumulated other comprehensive income of $81.6 million, or $58.2 million net of tax, compared to an accumulated other comprehensive income of $30.1 million, or $21.5 million net of tax, at December 31, 2019.

        At June 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

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

        As of June 30, 2020, the Company has not recorded credit losses on certain available-for-sale securities that were in an unrealized loss position due to the high quality of the investments, with investment grade ratings, and many of them are issued by U.S. government agencies. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company performed an assessment of these investments as of June 30, 2020, and does not believe the declines in fair value are credit related. There were no provision for credit losses recognized for the the six months ended June 30, 2020. There were no other than temporary impairment losses recognized for the six months ended June 30, 2019.

        At June 30, 2020, there were no available-for-sale or held-to-maturity securities in nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. At June 30, 2020 and December 31, 2019, there were no securities purchased with deterioration in credit quality since their origination. At June 30, 2020, there were no collateral dependent available-for-sale or held-to-maturity securities.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	June 30, 2020
	Less than 12 Months			12 Months or Longer			Total
	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	—	$—	$—	—	$—	$—	—	$—	$—
Agency	1	12,361	(10)	9	11,687	(346)	10	24,048	(356)
Corporate	13	84,559	(1,775)	—	—	—	13	84,559	(1,775)
Municipal bonds	7	19,326	(66)	—	—	—	7	19,326	(66)
Collateralized mortgage obligations	3	26,593	(47)	1	522	(1)	4	27,115	(48)
Mortgage-backed securities.	11	93,393	(254)	—	—	—	11	93,393	(254)
Total investment securities available-for-sale	35	236,232	(2,152)	10	12,209	(347)	45	248,441	(2,499)

	December 31, 2019
	Less than 12 Months			12 Months or Longer			Total
	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	1	$10,194	$(39)	—	$—	$—	1	$10,194	$(39)
Agency	13	102,874	(1,340)	9	13,514	(336)	22	116,388	(1,676)
Corporate	1	1,017	(14)	—	—	—	1	1,017	(14)
Municipal bonds	12	30,541	(184)	—	—	—	12	30,541	(184)
Collateralized mortgage obligations	—	—	—	1	603	(8)	1	603	(8)
Mortgage-backed securities	18	130,014	(1,681)	11	26,886	(490)	29	156,900	(2,171)
Total investment securities available-for-sale	45	274,640	(3,258)	21	41,003	(834)	66	315,643	(4,092)

        The amortized cost and estimated fair value of investment securities at June 30, 2020, by contractual maturity are shown in the table below.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$—	$—	$20,147	$21,577	$10,023	$11,293	$—	$—	$30,170	$32,870
Agency	1,000	1,013	40,577	43,830	203,033	218,452	71,317	76,695	315,927	339,990
Corporate	76,883	76,988	73,958	74,303	123,235	122,708	—	—	274,076	273,999
Municipal bonds	—	—	1,452	1,574	29,653	31,980	408,667	427,781	439,772	461,335
Collateralized mortgage obligations	—	—	—	—	52,686	53,250	327,841	331,489	380,527	384,739
Mortgage-backed securities	—	—	2,213	2,419	191,695	206,540	620,104	634,174	814,012	843,133
Total investment securities available-for-sale	77,883	78,001	138,347	143,703	610,325	644,223	1,427,929	1,470,139	2,254,484	2,336,066
Investment securities held-to-maturity:
Mortgage-backed securities	—	—	—	—	—	—	30,892	32,514	30,892	32,514
Other	—	—	—	—	—	—	1,665	1,665	1,665	1,665
Total investment securities held-to-maturity	—	—	—	—	—	—	32,557	34,179	32,557	34,179
Total investment securities	$77,883	$78,001	$138,347	$143,703	$610,325	$644,223	$1,460,486	$1,504,318	$2,287,041	$2,370,245

        During the three months ended June 30, 2020, March 31, 2020 and June 30, 2019, the Company recognized gross gains on sales of available-for-sale securities in the amount of $1.3 million, $8.0 million and $406,000, respectively. During the three months ended June 30, 2020, March 31, 2020 and June 30, 2019, the Company recognized gross losses on sales of available-for-sale securities in the amount of $1.3 million, $204,000 and $194,000, respectively. The Company had net proceeds from the sales of available-for-sale securities of $191.1 million during the three months ended June 30, 2020, of which $6.5 million were receivables on unsettled security sales. The Company had net proceeds from the sales of available-for-sale securities of $155.3 million and $57.2 million during the three months ended March 31, 2020 and June 30, 2019.

During the six months ended June 30, 2020 and 2019, the Company recognized gross gains on sales of available-for-sale securities in the amount of $9.2 million and $1.4 million, respectively. During the six months ended June 30, 2020 and 2019, the Company recognized gross losses on the sales of available-for sale securities in the amount of $1.5 million and $809,000, respectively. The Company had net proceeds from the sales of available-for-sale securities of $346.4 million, of which $6.5 million were receivables on unsettled security sales, and $227.1 million during the six months ended June 30, 2020 and 2019, respectively.

        Investment securities with carrying values of $133.3 million and $125.7 million as of June 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, other borrowings and for other purposes as required or permitted by law.

FHLB, FRB and Other Stock

        At June 30, 2020, the Company had $17.3 million in FHLB stock, $51.8 million in Federal Reserve Bank of San Francisco (“FRB”) stock and $25.7 million in other stock, all carried at cost. During the three months ended June 30, 2020, March 31, 2020 and June 30, 2019, the FHLB repurchased $17.3 million, $10.3 million and $5.4 million, respectively, of the Company’s excess FHLB stock through its stock repurchase program.

        The Company evaluates its investments in FHLB, FRB and other stock for impairment periodically, including their capital adequacy and overall financial condition. No impairment loss has been recorded through June 30, 2020.

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

        The Company did not record an ACL for available-for-sale or held-to-maturity investment securities during the six months ended June 30, 2020. For available-for-sale securities where estimated fair value was below amortized cost, such declines were deemed non-credit related and recorded as an adjustment to accumulated other comprehensive income, net of tax. Non-credit related decline in fair value of available-for-sale investment securities can be attributed to changes in interest rates and other market related factors. The Company did not record an ACL for held-to maturity securities during the six months ended June 30, 2020, because the likelihood of non-repayment is remote.

        The following table summarizes the Company’s investment securities portfolio by Moody’s external rating equivalent and by vintage as of June 30, 2020:

	Vintage
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury
Aaa - Aa3	$—	$—	$22,103	$10,767	$—	$—	$32,870
Agency
Aaa - Aa3	28,924	44,590	159,345	9,759	21,556	75,816	339,990
Corporate debt
A1 - A3	—	19,856	—	—	119,687	9,344	148,887
Baa1 - Baa3	19,652	41,571	5,100	18,131	8,857	31,801	125,112
Municipal bonds
Aaa - Aa3	67,718	264,432	32,497	50,889	15,176	30,623	461,335
Collateralized mortgage obligations
Aaa - Aa3	37,610	44,082	162,056	4,208	119,932	16,851	384,739
Mortgage-backed securities
Aaa - Aa3	164,071	217,705	49,247	220,385	94,794	96,931	843,133
Total investment securities available-for-sale	317,975	632,236	430,348	314,139	380,002	261,366	2,336,066
Investment securities held-to-maturity:
Mortgage-backed securities
Aaa - Aa3	—	—	9,538	7,487	5,356	8,511	30,892
Other
Baa1 - Baa3	—	—	663	—	—	1,002	1,665
Total investment securities held-to-maturity	—	—	10,201	7,487	5,356	9,513	32,557
Total investment securities	$317,975	$632,236	$440,549	$321,626	$385,358	$270,879	$2,368,623

Note 6 – Loans Held for Investment

The company’s loan portfolio are segmented according to loans that share similar attributes and risk characteristics.

Investor loans secured by real estate loan portfolio includes CRE non-owner-occupied, multifamily, construction and land and SBA loans secured by real estate, which are loans collateralized by hotel/motel real property.

Business loans secured by real estate portfolio are loans to businesses that are collateralized by real estate where the operating cash flow of the business is the primary source of repayment. This loan portfolio includes CRE owner-occupied, franchise loans secured by real estate, and SBA loans secured by real estate, which are collateralized by real property other than hotel/motel real property.

Commercial loans are loans to businesses where the operating cash flow of the business is the primary source of repayment. This loan portfolio includes commercial and industrial, franchise loans non-real estate secured, SBA loans non-real estate secured, and SBA PPP loans under the CARES Act.

Retail loans portfolio includes single family residential and consumer loans. Single family residential includes home equity lines of credit, as well as second trust deeds.

The following table presents the composition of the loan portfolio for the period indicated:

	June 30,	December 31,
	2020	2019
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$2,783,692	$2,070,141
Multifamily	5,225,557	1,575,726
Construction and land	357,426	438,786
SBA secured by real estate	59,482	68,431
Total investor loans secured by real estate	8,426,157	4,153,084
Business loans secured by real estate
CRE owner-occupied	2,170,154	1,846,554
Franchise real estate secured	364,647	353,240
SBA secured by real estate	85,542	88,381
Total business loans secured by real estate	2,620,343	2,288,175
Commercial loans
Commercial and industrial	2,051,313	1,393,270
Franchise non-real estate secured	523,755	564,357
SBA non-real estate secured	21,057	17,426
SBA PPP	1,128,780	—
Total commercial loans	3,724,905	1,975,053
Retail loans
Single family residential	265,170	255,024
Consumer	46,309	50,975
Total retail loans	311,479	305,999
Gross loans held for investment (1)	15,082,884	8,722,311
Allowance for credit losses for loans held for investment (2)	(282,271)	(35,698)
Loans held for investment, net	$14,800,613	$8,686,613

Loans held for sale, at lower of cost or fair value	$1,007	$1,672
______________________________
(1) Includes unaccreted fair value net purchase discounts of $144.5 million and $40.7 million as of June 30, 2020 and December 31, 2019, respectively.
(2) The allowance for credit losses as of December 31, 2019 was the allowance for loan and lease losses (“ALLL”) accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the balance sheet date. The allowance for credit losses at June 30, 2020 is accounted for under ASC 326, which is reflective of estimated expected lifetime credit losses.

Loans Serviced for Others and Loan Securitization

        The Company generally retains the servicing rights of the guaranteed portion of SBA loans sold, for which the Company records a servicing asset initially at fair value within its other assets category. Servicing assets are subsequently measured using the amortization method and amortized to noninterest income. Servicing assets are evaluated for impairment based on the fair value of the assets as compared to carrying amount. At June 30, 2020 and December 31, 2019, the servicing asset totaled $6.6 million and $7.7 million, respectively, and was included in other assets in the Company’s consolidated statement of financial condition. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. At June 30, 2020 and December 31, 2019, the Company determined that no valuation allowance was necessary.

        Opus entered into securitization sales on December 23, 2016 with the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The transaction involved the sale of $509 million in originated multifamily loans through a Freddie Mac-sponsored transaction. One class of Freddie Mac guaranteed structured pass-through certificates was issued and purchased entirely by Opus. In connection with the Opus acquisition, the Company's continuing involvement includes sub-servicing responsibilities, general representations and warranties, and reimbursement obligations. Servicing responsibilities on loan sales generally include obligations to collect and remit payments of principal and interest, provide foreclosure services, manage payments of taxes and insurance premiums, and otherwise administer the underlying loans. In connection with the securitization transaction, Freddie Mac was designated as the master servicer and appointed the Company to perform sub-servicing responsibilities, which generally include the servicing responsibilities described above with the exception of the servicing of foreclosed or defaulted loans. The overall management, servicing and resolution of defaulted loans and foreclosed loans are separately designated to the special servicer, a third-party institution that is independent of the master servicer and the Company. The master servicer has the right to terminate the Company in its role as sub-servicer and direct such responsibilities accordingly.

General representations and warranties associated with loan sales and securitization sales require the Company to uphold various assertions that pertain to the underlying loans at the time of the transaction, including, but not limited to, compliance with relevant laws and regulations, absence of fraud, enforcement of liens, no environmental damages and maintenance of relevant environmental insurance. Such representations and warranties are limited to those that do not meet the quality represented at the transaction date and do not pertain to a decline in value or future payment defaults. In circumstances where the Company breaches its representations and warranties, the Company would generally be required to cure such instances through a repurchase or substitution of the subject loan(s).

To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse Freddie Mac for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date of December 23, 2016. The Company recognized a liability of $463,000 as of June 30, 2020 for its exposure to the reimbursement agreement with Freddie Mac.

Loans sold and serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans and participations serviced for others were $749.8 million at June 30, 2020 and $633.8 million at December 31, 2019, including loans transferred through securitization with Freddie Mac of $114.8 million and SBA participations serviced for others of $440.9 million at June 30, 2020 and SBA participations serviced for others of $475.3 million at December 31, 2019, respectively.

Concentration of Credit Risk

        As of June 30, 2020, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located predominately in California. The Company’s loan portfolio contains concentrations of credit in multifamily real estate, commercial non-owner-occupied real estate, commercial owner-occupied real estate loans and commercial and industrial business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and diversifies its loan portfolio through loan originations, purchases and sales to meet approved concentration levels. While management believes that the collateral presently securing these loans is adequate, there can be no assurances that a significant deterioration in the California real estate market or economy would not expose the Company to significantly greater credit risk.

        Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus and likewise in excess of 15% of the Bank’s unimpaired capital plus surplus for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $782.4 million for secured loans and $469.5 million for unsecured loans at June 30, 2020. In order to manage concentration risk, the Bank maintains a house lending limit well below these statutory maximums. At June 30, 2020, the Bank’s largest aggregate outstanding balance of loans to one borrower was $124.6 million comprised of $101.5 million and $23.1 million of secured CRE non-owner-occupied and unsecured C&I credit, respectively.

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

        The following provides brief definitions for risk grades assigned to loans in the portfolio:

•Pass classifications represent assets with a level of credit quality, in which no well-defined deficiency or weakness exists.
•Special Mention assets do not currently expose the Bank to a sufficient risk to warrant classification in one of the adverse categories, but possess correctable deficiencies or potential weaknesses deserving management’s close attention.
•Substandard assets are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. These assets are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. OREO acquired from foreclosure is also classified as Substandard.
•Doubtful credits have all the weaknesses inherent in Substandard credits, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
•Loss assets are those that are considered uncollectible and of such little value that their continuance as assets is not warranted. Amounts classified as loss are promptly charged off.

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

        When a loan is graded as special mention, substandard or doubtful, the Company obtains an updated valuation of the underlying collateral. If, through the Company’s credit risk management process, it is determined the ultimate repayment of a loan will come from the foreclosure upon and ultimate sale of the underlying collateral, the loan is deemed collateral dependent and evaluated individually to determine an appropriate ACL for the loan. The ACL for such loans is measured as the amount by which the fair value of the underlying collateral, less estimated costs to sell, is less than the amortized cost of the loan. The Company typically continues to obtain or confirm updated valuations of underlying collateral for special mention and classified loans on an annual or biennial basis in order to have the most current indication of fair value of the underlying collateral securing the loan. Additionally, once a loan is identified as collateral dependent, due to the likelihood of foreclosure, and repayment of the loan is expected to come from the eventual sale of the underlying collateral, an analysis of the underlying collateral is performed at least quarterly. Changes in the estimated fair value of the collateral are reflected in the lifetime ACL for the loan. Balances deemed to be uncollectable are promptly charged-off.

        The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as of June 30, 2020:

	Term Loans by Vintage
	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
June 30, 2020	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$155,429	$567,989	$482,567	$359,173	$319,468	$876,776	$10,924	$—	$2,772,326
Special mention	—	—	—	—	—	4,872	—	—	4,872
Substandard	—	—	322	528	518	4,567	559	—	6,494
Multifamily
Pass	522,381	1,753,769	1,010,047	761,576	474,835	701,092	1,031	—	5,224,731
Substandard	—	—	—	—	—	826	—	—	826
Construction and land
Pass	13,838	140,848	135,797	36,569	—	8,468	461	—	335,981
Special mention	—	—	19,643	—	—	—	—	—	19,643
Substandard	—	—	—	1,802	—	—	—	—	1,802
SBA secured by real estate
Pass	495	10,436	12,284	15,483	6,734	9,392	—	—	54,824
Special mention	—	—	—	698	—	269	—	—	967
Substandard	—	268	937	—	795	1,691	—	—	3,691
Total investor loans secured by real estate	$692,143	$2,473,310	$1,661,597	$1,175,829	$802,350	$1,607,953	$12,975	$—	$8,426,157
Business loans secured by real estate
CRE owner-occupied
Pass	$212,046	$435,924	$345,829	$324,096	$261,057	$525,237	$4,875	$—	$2,109,064
Special mention	5,979	15,734	—	3,886	—	8,476	—	—	34,075
Substandard	—	—	7,086	2,525	6,797	10,357	250	—	27,015
Franchise real estate secured
Pass	20,406	88,808	76,192	103,848	31,578	42,932	—	—	363,764
Substandard	—	—	—	—	—	883	—	—	883
SBA secured by real estate
Pass	1,905	7,693	14,159	17,302	10,510	28,021	365	—	79,955
Special mention	—	—	—	1,008	343	—	—	—	1,351
Substandard	—	—	—	914	148	3,174	—	—	4,236
Total loans secured by business real estate	$240,336	$548,159	$443,266	$453,579	$310,433	$619,080	$5,490	$—	$2,620,343

	Term Loans by Vintage
	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
June 30, 2020	(Dollars in thousands)
Commercial Loans
Commercial and industrial
Pass	$106,699	$388,548	$290,535	$221,262	$71,937	$105,707	$803,473	$2,470	$1,990,631
Special mention	—	73	2,928	1,994	1,562	2,671	20,969	500	30,697
Substandard	70	309	2,621	1,000	6,567	4,883	14,342	193	29,985
Franchise non-real estate secured
Pass	10,347	206,422	121,616	74,743	49,307	45,116	2,205	—	509,756
Special mention	—	—	—	3,834	—	—	—	—	3,834
Substandard	—	—	—	7,737	—	2,428	—	—	10,165
SBA non-real estate secured
Pass	646	2,341	1,428	2,517	654	4,276	—	3,537	15,399
Special mention	—	—	—	1,745	284	150	—	—	2,179
Substandard	—	86	399	856	—	1,374	764	—	3,479
SBA PPP
Pass	1,128,780	—	—	—	—	—	—	—	1,128,780
Total commercial loans	$1,246,542	$597,779	$419,527	$315,688	$130,311	$166,605	$841,753	$6,700	$3,724,905
Retail Loans
Single family residential
Pass	$4,863	$9,426	$15,553	$14,991	$38,123	$143,690	$37,140	—	$263,786
Special mention	—	—	—	—	—	58	—	—	58
Substandard	—	—	—	—	251	1,075	—	—	1,326
Consumer loans
Pass	72	174	870	38,039	23	3,273	3,812	—	46,263
Substandard	—	—	—	—	—	46	—	—	46
Total retail loans	$4,935	$9,600	$16,423	$53,030	$38,397	$148,142	$40,952	$—	$311,479
Totals gross loans	$2,183,956	$3,628,848	$2,540,813	$1,998,126	$1,281,491	$2,541,780	$901,170	$6,700	$15,082,884

        The following tables stratify the loan portfolio by the Company’s internal risk grading as of December 31, 2019:

	Credit Risk Grades
	Pass	Special Mention	Substandard	Total Gross Loans
December 31, 2019	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$2,067,875	$1,178	$1,088	$2,070,141
Multifamily	1,575,510	—	216	1,575,726
Construction and land	438,769	—	17	438,786
SBA secured by real estate	65,835	973	1,623	68,431
Total investor loans secured by real estate	4,147,989	2,151	2,944	4,153,084
Business loans secured by real estate
CRE owner-occupied	1,831,853	11,167	3,534	1,846,554
Franchise real estate secured	352,319	921	—	353,240
SBA secured by real estate	83,106	1,842	3,433	88,381
Total business loans secured by real estate	2,267,278	13,930	6,967	2,288,175
Commercial loans
Commercial and industrial	1,359,662	13,226	20,382	1,393,270
Franchise non-real estate secured	546,594	6,930	10,833	564,357
SBA not secured by real estate	13,933	485	3,008	17,426
Total commercial loans	1,920,189	20,641	34,223	1,975,053
Retail loans
Single family residential	254,463	—	561	255,024
Consumer loans	50,921	—	54	50,975
Total retail loans	305,384	—	615	305,999
Total gross loans	$8,640,840	$36,722	$44,749	$8,722,311

        The following tables stratify loans held by investment by delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due
	Current	30-59	60-89	90+	Total
June 30, 2020	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$2,780,620	$—	$—	$3,072	$2,783,692
Multifamily	5,222,439	3,118	—	—	5,225,557
Construction and land	354,729	895	—	1,802	357,426
SBA secured by real estate	58,494	—	—	988	59,482
Total investor loans secured by real estate	8,416,282	4,013	—	5,862	8,426,157
Business loans secured by real estate
CRE owner-occupied	2,162,842	1,062	319	5,931	2,170,154
Franchise real estate secured	364,647	—	—	—	364,647
SBA secured by real estate	84,536	—	—	1,006	85,542
Total business loans secured by real estate	2,612,025	1,062	319	6,937	2,620,343
Commercial loans
Commercial and industrial	2,041,675	796	3,116	5,726	2,051,313
Franchise non-real estate secured	515,313	—	—	8,442	523,755
SBA not secured by real estate	19,889	—	328	840	21,057
SBA PPP	1,128,780	—	—	—	1,128,780
Total commercial loans	3,705,657	796	3,444	15,008	3,724,905
Retail loans
Single family residential	264,549	257	364	—	265,170
Consumer loans	46,183	120	6	—	46,309
Total retail loans	310,732	377	370	—	311,479
Totals	$15,044,696	$6,248	$4,133	$27,807	$15,082,884

		Days Past Due
	Current	30-59	60-89	90+	Total Gross Loans
December 31, 2019	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$2,067,874	$1,179	$—	$1,088	$2,070,141
Multifamily	1,575,726	—	—	—	1,575,726
Construction and land	438,786	—	—	—	438,786
SBA secured by real estate	68,041	—	—	390	68,431
Total investor loans secured by real estate	4,150,427	1,179	—	1,478	4,153,084
Business loans secured by real estate
CRE owner-occupied	1,846,223	331	—	—	1,846,554
Franchise real estate secured	353,240	—	—	—	353,240
SBA secured by real estate	86,946	—	589	846	88,381
Total business loans secured by real estate	2,286,409	331	589	846	2,288,175
Commercial loans
Commercial and industrial	1,389,026	422	826	2,996	1,393,270
Franchise non-real estate secured	555,215	—	9,142	—	564,357
SBA not secured by real estate	16,141	167	—	1,118	17,426
Total commercial loans	1,960,382	589	9,968	4,114	1,975,053
Retail loans
Single family residential	255,024	—	—	—	255,024
Consumer loans	50,967	5	2	1	50,975
Total retail loans	305,991	5	2	1	305,999
Totals loans	$8,703,209	$2,104	$10,559	$6,439	$8,722,311

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

        As of June 30, 2020, $34.6 million of loans were individually evaluated, and the ACL attributable to such loans was $2.6 million. At June 30, 2020, $13.5 million of individually evaluated loans were evaluated using a discounted cash flow approach and $21.1 million of individually evaluated loans were evaluated based on the underlying value of the collateral.

The Company had individually evaluated loans on nonaccrual status of $33.7 million at June 30, 2020.

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

        The following tables provide a summary of the Company’s investment in impaired loans as of the period indicated:

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans
	(Dollars in thousands)
December 31, 2019
Investor loans secured by real estate
CRE non-owner-occupied	$1,184	$1,088	$—	$1,088	$—
SBA secured by real estate	772	390	—	390	—
Business loans secured by real estate
SBA secured by real estate	1,743	1,517	—	1,517	—
Commercial loans
Commercial and industrial	7,755	7,529	—	7,529	—
Franchise non-real estate secured	10,835	10,834	—	10,834	—
SBA non-real estate secured	1,555	1,118	—	1,118	—
Retail loans
Single family residential	412	366	—	366	—
Totals	$24,256	$22,842	$—	$22,842	$—

        The following table presents information on impaired loans and leases, disaggregated by loan segment, for the periods indicated:

	Impaired Loans
	June 30, 2019
	Three Months Ended		Six Months Ended
	Average Recorded Investment	Interest Income Recognized (6)	Average Recorded Investment	Interest Income Recognized (6)
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$162	$—	$81	$—
Construction and land	160	—	80	—
SBA secured by real estate	1,292	—	1,591	—
Business loans secured by real estate
CRE owner-occupied	564	—	570	—
Franchise real estate secured	3,762	—	3,774	—
SBA secured by real estate	828	—	554	—
Commercial loans
Commercial and industrial	10,103	109	9,803	199
Franchise non-real estate secured	285	—	238	—
SBA non-real estate secured	1,019	—	1,064	—
Retail loans
Single family residential	383	—	389	—
Consumer loans	17	—	37	—
Totals	$18,575	$109	$18,181	$199

        The Company had impaired loans on nonaccrual status of $8.5 million at December 31, 2019. The Company had no loans 90 days or more past due and still accruing at December 31, 2019.

Troubled Debt Restructurings

We sometimes modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments and, in limited cases, concessions to the outstanding loan balances. These loans are classified as TDR. TDRs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition or cash flows. A workout plan between us and the borrower is designed to provide a bridge for borrower cash flow shortfalls in the near term. A TDR loan may be returned to accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a time frame of at least six months, and the ultimate collectability of the total contractual restructured principal and interest in no longer in doubt. At June 30, 2020, TDRs consisted of one loan of $700,000 that was over 90 days past due and on nonaccrual status. At December 31, 2019, TDRs consisted of two loans aggregating $3.0 million, both of which were current and on accrual status. During the three months and six months ended June 30, 2020 and 2019, there were no loans modified as TDRs. During the three months and six months ended June 30, 2020 and 2019, there were no TDRs that experienced payment defaults after modifications within the previous 12 months.

The CARES Act, signed into law on March 27, 2020, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. On April 7, 2020, federal bank regulators issued a joint interagency statement that allows lenders to conclude that a borrower is not experiencing financial difficulty if short-term (e.g., six months or less) modifications are made in response to the COVID-19 pandemic, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented.

For COVID-19 related loan modifications in the form of payment deferrals, the delinquency status will not advance and loans that were accruing at the time that the relief is provided will generally not be placed on nonaccrual status during the deferral period. Interest income will continue to be recognized over the contractual life of the loan. The Company has elected to not apply TDR classification to any COVID-19 related loan modifications. As of June 30, 2020, 1,461 loans with a total balance of $2.24 billion, of which 345 loans totaling $688.4 million were acquired in connection with the acquisition of Opus, were modified due to COVID-19 hardship under the CARES Act, which represents 14.9% of total loans held for investment as of that date.

The following table presents the combination of types of loan and payment relief that have been granted for the period indicated as of that date.

	June 30, 2020
	Full payment Deferral	Interest-only Deferral	Total
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$545,928	$250,586	$796,514
Multifamily	424,540	67,720	492,260
Total investor loans secured by real estate	970,468	318,306	1,288,774
Business loans secured by real estate
CRE owner-occupied	297,662	65,442	363,104
Franchise real estate secured	115,674	59,060	174,734
SBA secured by real estate	26	—	26
Total business loans secured by real estate	413,362	124,502	537,864
Commercial loans
Commercial and industrial	61,497	30,061	91,558
Franchise non-real estate secured	188,548	126,566	315,114
Total commercial loans	250,045	156,627	406,672
Retail loans
Single family residential	11,391	265	11,656
Consumer	8	—	8
Total retail loans	11,399	265	11,664
Total loans	$1,645,274	$599,700	$2,244,974

Purchased Credit Deteriorated and Purchased Credit Impaired Loans

        Prior to the adoption of ASC 326, the Company accounted for PCI loans and income recognition thereof in accordance with ASC Subtopic 310-30 Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. PCI loans are loans that as of the date of their acquisition have experienced deterioration in credit quality between origination and acquisition and for which it was probable, at acquisition, that not all contractually required payments would be collected. Following the adoption of ASC 326 on January 1, 2020, the Company analyzes acquired loans for more-than-insignificant deterioration in credit quality since their origination. Such loans are classified as purchased credit deteriorated loans. Please also see Note 3 - Significant Accounting Policies, of these financial statements for more information concerning the accounting for PCD loans.

        Prior to the adoption of ASC 326, the Company measured the amount by which the undiscounted expected cash future flows on PCI loans exceed the estimated fair value of the loan on the date of acquisition as the “accretable yield,” representing the amount of estimated future interest income on the loan. The amount of accretable yield was re-measured at each financial reporting date, representing the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI loan. Following the adoption of ASC 326, the Company accounts for interest income on PCD loans using the interest method, whereby any purchase discounts or premiums are accreted or amortized into interest income as an adjustment of the loan’s yield. An accretable yield is not determined for PCD loans.

Upon the adoption of ASC 326, acquired loans classified as PCD are recorded at an initial amortized cost, which is comprised of the purchase price of the loans (or initial fair value) and the initial ACL determined for the loans, which is added to the purchase price of the loans, and any resulting premium or discount related to factors other than credit.

The following table reconciles the par value, or initial amortized cost, of loans acquired in the Opus acquisition as of the date of the acquisition with the purchase price (or initial fair value of the loans):

	June 1, 2020
	Investor Loans Secured by Real Estate	Business Loans Secured by Real Estate	Commercial Loans	Retail Loans	Total
	(Dollars in thousands)
Par value (unpaid principal balance)	$704,441	$105,578	$80,184	$6,280	$896,483
Allowance for credit losses (1)	(13,786)	(4,083)	(25,635)	(381)	(43,885)
(Discount) premium related to factors other than credit	(8,696)	(2,512)	138	(294)	(11,364)
Purchase price (initial fair value)	$681,959	$98,983	$54,687	$5,605	$841,234
______________________________
(1) The initial gross ACL determined for PCD loans was $43.9 million as of the acquisition date. Of this amount, approximately $22.7 million relates to net uncollectable balances such as loans that were fully or partially charged off prior to acquisition. Therefore, the net impact to the ACL related to PCD loans was an increase of $21.2 million.

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

The Company typically does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the timely collection of principal or interest. However, when such loans are well secured and in the process of collection, the Company may continue with the accrual of interest. The Company had no loans 90 days or more past due and still accruing at June 30, 2020 and December 31, 2019. Nonaccrual loans totaled $33.8 million at June 30, 2020 and $8.5 million as of December 31, 2019.

        The following tables provide a summary of nonaccrual loans as of the date indicated:

	Nonaccrual Loans (1)
	Collateral Dependent Loans	ACL	Non-Collateral Dependent Loans	ACL	Total Nonaccrual Loans (2)	Nonaccrual Loans with No ACL
June 30, 2020	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$5,322	$—	$—	$—	$5,322	$5,322
Construction and land	1,802	—	—	—	1,802	1,802
SBA secured by real estate	988	—	—	—	988	988
Total investor loans secured by real estate	8,112	—	—	—	8,112	8,112
Business loans secured by real estate
CRE owner-occupied	5,563	—	1,196	393	6,759	5,563
SBA secured by real estate	1,006	—	77	17	1,083	1,006
Total business loans secured by real estate	6,569	—	1,273	410	7,842	6,569
Commercial loans
Commercial and industrial	1,606	—	4,464	646	6,070	1,606
Franchise non-real estate secured	2,428	—	7,742	1,493	10,170	2,428
SBA non-real estate secured	840	—	—	—	840	840
Total commercial loans	4,874	—	12,206	2,139	17,080	4,874
Retail loans
Single family residential	662	—	129	—	791	662
Total retail loans	662	—	129	—	791	662
Totals nonaccrual loans	$20,217	$—	$13,608	$2,549	$33,825	$20,217
______________________________
(1) The ACL for nonaccrual loans is determined based on a discounted cash flow methodology unless the loan is considered collateral dependent. The ACL for collateral dependent loans is determined based on the estimated fair value of the underlying collateral.
(2) No interest income was recognized on nonaccrual loans during the three and six months ended June 30, 2020.

Residential Real Estate Loans In Process of Foreclosure

        The Company had no consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of June 30, 2020 or December 31, 2019.

Collateral Dependent Loans

        Loans that have been classified as collateral dependent are loans where substantially all repayment of the loan is expected to come from the operation of or eventual liquidation of the collateral. Collateral dependent loans are evaluated individually for purposes of determining the ACL for each loan. The ACL is determined based on the estimated fair value of the collateral. Estimates for costs to sell are included in the determination of the ACL when liquidation of the collateral is anticipated. In cases where the loan is well secured and the estimated value of the collateral exceeds the amortized cost of the loan, no ACL is recorded.

The following table summarizes collateral dependent loans by collateral type as of June 30, 2020:

	June 30, 2020
	Office Properties	Industrial Properties	Retail Properties	Land Properties	Hotel Properties	Residential Properties	Business Assets	Total
	(Dollars in thousands)
Investor loan secured by real estate
CRE non-owner-occupied	$—	$2,250	$2,750	$—	$322	$—	$—	$5,322
Construction and land	—	—	—	—	—	1,802	—	1,802
SBA secured by real estate	—	—	—	—	988	—	—	988
Total investor loans secured by real estate	—	2,250	2,750	—	1,310	1,802	—	8,112
Business loans secured by real estate
CRE owner-occupied	—	509	—	5,054	—	—	—	5,563
Franchise real estate secured	—	—	883	—	—	—	—	883
SBA secured by real estate	247	758	—	—	—	—	—	1,005
Total business loans secured by real estate	247	1,267	883	5,054	—	—	—	7,451
Commercial loans
Commercial and industrial	—	—	—	312	—	—	1,295	1,607
Franchise non-real estate secured	—	—	—	—	—	—	2,428	2,428
SBA non-real estate secured	—	—	—	—	—	—	840	840
Total commercial loans	—	—	—	312	—	—	4,563	4,875
Retail loans
Single family residential	—	—	—	—	—	662	—	662
Total retail loans	—	—	—	—	—	662	—	662
Totals collateral dependent loans	$247	$3,517	$3,633	$5,366	$1,310	$2,464	$4,563	$21,100

Note 7 – Allowance for Credit Losses

        The Company accounts for credit losses on loans in accordance with ASC 326 - Financial Instruments - Credit Losses, to determine the ACL. ASC 326 requires the Company to recognize estimates for lifetime losses on loans and unfunded loan commitments at the time of origination or acquisition. The recognition of losses at origination or acquisition represents the Company’s best estimate of the lifetime expected credit loss associated with a loan given the facts and circumstances associated with the particular loan, and involves the use of significant management judgement and estimates, which are subject to change based on management’s on-going assessment of the credit quality of the loan portfolio and changes in economic forecasts used in the model. The Company uses a discounted cash flow model when determining estimates for the ACL for commercial real estate loans and commercial loans, which comprise the majority of the loan portfolio, and uses a historical loss rate model for retail loans. The Company also utilizes proxy loan data in its ACL model where the Company’s own historical data is not available.

The discounted cash flow model is applied on an instrument-by-instrument basis, and for loans with similar risk characteristics, to derive estimates for the lifetime ACL for each loan. The discounted cash flow methodology relies on several significant components essential to the development of estimates for future cash flows on loans and unfunded commitments. These components consist of: (i) the estimated probability of default, (ii) the estimated loss given default, which represents the estimated severity of the loss when a loan is in default, (iii) estimates for prepayment activity on loans and (iv) the estimated exposure to the Company at default (“EAD”). These components are also heavily influenced by changes economic forecasts employed in the model over a reasonable and supportable period. The Company’s ACL methodology for unfunded loan commitments also includes assumptions concerning the probability an unfunded commitment will be drawn upon by the borrower. These assumptions are based on the Company’s historical experience.

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

Forecasts

U.S. GAAP requires the Company to develop reasonable and supportable forecasts of future conditions, and estimate how those forecasts are expected to impact a borrower’s ability to satisfy their obligation to the Bank and the ultimate collectability of future cash flows over the life of the loan. The Company uses economic scenarios from Moody’s Analytics in its estimation of a borrower’s ability to repay a loan in future periods. These scenarios are based on past events, current conditions and the likelihood of future events occurring. These scenarios typically are comprised of: (1) a base-case scenario, (2) an upside scenario, representing slightly better economic conditions than currently experienced and (3) a downside scenario, representing recessionary conditions. Management periodically evaluates economic scenarios and may decide that a particular economic scenario or a combination of probability-weighted economic scenarios should be used in the Company’s ACL model. The economic scenarios chosen for the model, the extent to which more than one scenario is used, and the weights that are assigned to them, are based on the Company’s estimate of the probability of each scenario occurring, which is based in part on analysis performed by an independent third-party. Economic scenarios chosen, as well as the assumptions within those scenarios, and whether to use a probability-weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions and due to the occurrence of specific events such as the COVID-19 pandemic. The Company recognizes the non-linearity of credit losses relative to economic performance and thus the Company believes consideration of and, if appropriate under the circumstances, use of multiple probability-weighted economic scenarios is appropriate in estimating credit losses over the forecast period. This approach is based on certain assumptions. The first assumption is that no single forecast of the economy, however detailed or complex, is completely accurate over a reasonable forecast time-frame, and is subject to revisions over time. By considering multiple scenario outcomes and assigning reasonable probability weightings to them, some of the uncertainty associated with a single scenario approach, the Company believes, is mitigated.

As of January 1, 2020, upon the adoption of ASC 326, the Company’s ACL model used three probability-weighted scenarios representing a base-case scenario, an upside scenario and a downside scenario. The weightings assigned to each scenario were as follows: the base-case scenario, or most likely scenario, was assigned a weighting of 40%, while the upside and downside scenarios were each assigned weightings of 30%. As of June 30, 2020, the Company’s ACL model used the same three probability weighted scenarios, updated for current expected economic conditions, including the current and estimated future impact associated with the on-going COVID-19 pandemic. The Company evaluated the weightings of each economic scenario in the current period with the assistance of an independent third party, and determined the current weightings of 40% for the base-case scenario, and 30% for each of the upside and downside scenarios appropriately reflect the likelihood of outcomes for each scenario given the current economic environment. For the three months ended March 31, 2020, the Company’s ACL model used three probability-weighted scenarios, however the composition and weightings of those scenarios differed from those used in the model as of June 30, 2020 due to the rapid emergence of the of the COVID-19 pandemic in the first quarter of 2020. These scenarios included (i) a base-case scenario with a weighting of 37.5%, (ii) a critical pandemic scenario with a weighting of 30%, and (iii) a more severe down-side scenario with a weighting of 32.5%. The composition of these scenarios and their assigned weightings were determined with the assistance of an independent third party, and were reflective of the rapidly changing economic conditions, economic uncertainty and volatility in financial markets brought on by the COVID-19 pandemic and the estimated likelihood of each scenario occurring as of March 31, 2020.

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

It is important to note that the Company’s ACL model relies on multiple economic variables, which are used under several economic scenarios. Although no one economic variable can fully demonstrate the sensitivity of the ACL calculation to changes in the economic variables used in the model, the Company has identified certain economic variables that have significant influence in the Company’s model for determining the ACL. As of June 30, 2020, the Company’s ACL model incorporated the following assumptions for key economic variables in the base-case and downside scenarios:

Base-case Scenario:

•CRE Price Index decreases by an approximate annualized rate of 16% through the remainder of 2020 with the rate of decline slowing in Q1 2021 to 8%, before returning to growth in the second quarter of 2021.
•A significant decrease in real GDP of an approximate 33% annualized rate in Q2 2020, followed by an approximate 20% increase in Q3 2020 before returning to levels of marginal growth through the second quarter of 2021.
•Elevated levels of U.S. unemployment reaching approximately 14% in Q2 2020 and then declining to levels of 9% to 10% through the end of 2021.

Upside Scenario:

•CRE Price Index decreases by an approximate annualized rate of 15% and 6% during the third and fourth quarters of 2020, respectively, before returning to growth by the first quarter of 2021.
•An approximate annualized decrease in real GDP of 27% in Q2 2020, followed by a 20% increase in real GDP in the third quarter of 2020, and growth of approximately 4% growth through the end of the second quarter of 2021.
•Elevated levels of U.S. unemployment at approximately 13% for Q2 2020, followed by unemployment of approximately 9% through the remainder of 2020, and decreasing gradually to approximately 7% by the end of 2021.

Downside Scenario:

•CRE Price Index decreases by an approximate annualized rate of 25% and 26% in the third and fourth quarters of 2020, respectively, with the rate of decline decreasing to 21% and 4% in the first and second quarters of 2021, respectively, before returning to growth in the third quarter of 2021.
•A decrease in real GDP of an approximate annualized rate of 36% in the second quarter of 2020, followed by an increase in GDP of approximately 13% in the third quarter of 2020, and then declining by approximately 4% in the fourth quarter of 2020, 3% in the first quarter of 2021, 1% growth in the second quarter of 2021 and growth of 5% to 6% in the remaining two quarters of 2021.
•Elevated levels of U.S. unemployment at approximately 15% for Q2 2020, followed by unemployment of approximately 11% and 12% in Q3 and Q4 2020. Unemployment is projected to remain elevated at approximately 12% through the end of 2021.

Qualitative Adjustments

The Company recognizes that historical information used as the basis for determining future expected credit losses may not always, by themselves, provide a sufficient basis for determining future expected credit losses. The Company, therefore, periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not be limited to, factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization specific risks such as credit concentrations, collateral specific risks, regulatory risks and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL. As of June 30, 2020, qualitative adjustments included in the ACL totaled $15.0 million. These adjustments relate to potential limitations in the model. Management determined through additional review that certain key model drivers are potentially underestimating the impact of the on-going COVID-19 pandemic may have on small and medium sized businesses, and may not be fully reflecting the potential for a more turbulent economic recovery. Management reviews the need for and appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.

        The following table provides the allocation of the ACL for loans held for investment as well as the activity in the ACL attributed to various segments in the loan portfolio as of and for the period indicated:

	Three Months Ended June 30, 2020
	Beginning ACL Balance (1)	Initial ACL Recorded for PCD Loans	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner occupied	$15,896	$3,025	$—	$—	$44,086	$63,007
Multifamily	14,722	8,710	—	—	40,079	63,511
Construction and land	9,222	2,051	—	—	7,531	18,804
SBA secured by real estate	935	—	(554)	—	1,629	2,010
Business loans secured by real estate
CRE owner-occupied	26,793	3,766	—	11	17,643	48,213
Franchise real estate secured	7,503	—	—	—	5,557	13,060
SBA secured by real estate	4,044	235	—	3	86	4,368
Commercial loans
Commercial and industrial	15,742	2,325	(2,286)	21	26,165	41,967
Franchise non-real estate secured	16,616	—	(1,227)	—	6,287	21,676
SBA non-real estate secured	516	924	(556)	(2)	(282)	600
Retail loans
Single family residential	1,137	—	(62)	1	403	1,479
Consumer loans	2,296	206	—	1	1,073	3,576
Totals	$115,422	$21,242	$(4,685)	$35	$150,257	$282,271

	Six Months Ended June 30, 2020
	Beginning ACL Balance (1)	Adoption of ASC 326	Initial ACL Recorded for PCD Loans	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner occupied	$1,899	$8,423	$3,025	$(387)	$—	$50,047	$63,007
Multifamily	729	9,174	8,710	—	—	44,898	63,511
Construction and land	4,484	(124)	2,051	—	—	12,393	18,804
SBA secured by real estate	1,915	(1,401)	—	(554)	—	2,050	2,010
Business loans secured by real estate
CRE owner-occupied	2,781	20,166	3,766	—	23	21,477	48,213
Franchise real estate secured	592	5,199	—	—	—	7,269	13,060
SBA secured by real estate	2,119	2,207	235	(315)	74	48	4,368
Commercial loans
Commercial and industrial	13,857	87	2,325	(2,776)	26	28,448	41,967
Franchise non-real estate secured	5,816	9,214	—	(1,227)	—	7,873	21,676
SBA non-real estate secured	445	218	924	(792)	2	(197)	600
Retail loans
Single family residential	655	541	206	(62)	1	138	1,479
Consumer loans	406	1,982	—	(8)	1	1,195	3,576
Totals	$35,698	$55,686	$21,242	$(6,121)	$127	$175,639	$282,271
______________________________
(1) Beginning ACL balance represents the ALLL accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the balance sheet date.

        The following table provides the allocation of the ALLL for loans held for investment as well as the activity attributed to various segments in the loan portfolio as of and for the period indicated, as determined in accordance with ASC 450 and ASC 310, prior to the adoption of ASC 326:

	For the Three Months Ended June 30, 2019
	Beginning ALLL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ALLL Balance
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$1,668	$(488)	$—	$585	$1,765
Multifamily	669	—	—	36	705
Construction and land	5,960	—	—	(552)	5,408
SBA secured by real estate	2,704	(721)	—	(661)	1,322
Business loans secured by real estate
CRE owner-occupied	1,969	—	15	315	2,299
Franchise real estate secured	2,173	(1,376)	—	(218)	579
SBA secured by real estate	1,966	(254)	—	(101)	1,611
Commercial loans
Commercial and industrial	13,587	(393)	47	555	13,796
Franchise non-real estate secured	5,698	(160)	—	648	6,186
SBA non-real estate secured	503	(244)	1	170	430
Retail loans
Single family residential	758	—	1	(55)	704
Consumer loans	201	—	—	20	221
Totals	$37,856	$(3,636)	$64	$742	$35,026

	For the Six Months Ended June 30, 2019
	Beginning ALLL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ALLL Balance
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$1,624	$(488)	$—	$629	$1,765
Multifamily	740	—	—	(35)	705
Construction and land	5,964	—	—	(556)	5,408
SBA secured by real estate	1,827	(721)	—	216	1,322
Business loans secured by real estate
CRE owner-occupied	1,908	—	23	368	2,299
Franchise real estate secured	743	(1,376)	—	1,212	579
SBA secured by real estate	1,824	(254)	—	41	1,611
Commercial loans
Commercial and industrial	13,695	(695)	114	682	13,796
Franchise non-real estate secured	6,066	(160)	—	280	6,186
SBA non-real estate secured	654	(244)	4	16	430
Retail loans
Single family residential	808	—	1	(105)	704
Consumer loans	219	(5)	1	6	221
Totals	$36,072	$(3,943)	$143	$2,754	$35,026

        The change in the ACL during the three months ended June 30, 2020 of $166.8 million is reflective of a $150.3 million in provision for credit losses, $4.7 million in net charge-offs, and the establishment of $21.2 million in net ACL for PCD loans acquired in the Opus acquisition. The change in the ACL for the six months ended June 30, 2020 of $246.6 million is reflective of a $55.7 million adjustment associated with the Company’s adoption of ASC 326 on January 1, 2020, which was recorded through a cumulative effect adjustment to retained earnings, as well as a $175.6 million provision for credit losses on loans, net charge-offs of $6.0 million, and the establishment of $21.2 million in net ACL for PCD loans previously mentioned. The provision for credit losses during the three and six months ended June 30, 2020 includes approximately $75.9 million related to the initial ACL required for the acquisition of non-PCD loans in the Opus acquisition. Under ASC 326, the Company is required to record an ACL for estimates of life-time credit losses on loans at the time of acquisition. For non-PCD loans, the initial ACL is established through a charge to provision for credit losses at the time of acquisition. However, the ACL for PCD loans is established through an adjustment to the loan’s purchase price (or initial fair value). In addition, the provision for credit losses for the three and six months ended June 30, 2020 is also reflective of unfavorable changes in economic forecasts used in the Company’s ACL model driven by the COVID-19 pandemic.

Allowance for Credit Losses for Off-Balance Sheet Commitments

The Company maintains an allowance for credit losses on off-balance sheet commitments related to unfunded loans and lines of credit, which is included in other liabilities of the consolidated balance sheets. The allowance for off-balance sheet commitments was $22.0 million at June 30, 2020 and $3.3 million at December 31, 2019. The change in the allowance for off-balance sheet commitments can be attributed to several factors, including: (i) an $8.3 million increase in the first quarter of 2020 attributed to the Company’s adoption of ASC 326, (ii) a $8.6 million provision for credit losses in the second quarter of 2020 related to the assumption of off-balance sheet loan commitments in the acquisition of Opus and the initial ACL the Company was required to establish at the time of acquisition, and (iii) a $1.9 million in provision for credit losses for the first six months of 2020 related primarily to the deterioration in economic forecasts, primarily in the second quarter of 2020, used in the Company’s CECL model. The total provision for credit losses for off-balance sheet commitments totaled $10.4 million and $10.5 million for the three and six months ended June 30, 2020, respectively.

The Company applies an expected credit loss estimation methodology for off-balance sheet commitments that is commensurate with the methodology applied to each respective segment of the loan portfolio in determining the ACL for loans held-for-investment. The loss estimation process includes assumptions for the probability that a loan will fund, as well as the expected amount of funding. These assumptions are based on the Company’s own historical internal loan data.

The following table presents loans individually and collectively evaluated for impairment and their respective ALLL allocation at December 31, 2019 as determined in accordance with ASC 450 and ASC 310, prior to the adoption of ASC 326:

	December 31, 2019
	Loans Evaluated Individually for Impairment	ALLL Attributed to Individually Evaluated Loans	Loans Evaluated Collectively for Impairment	ALLL Attributed to Collectively Evaluated Loans
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$1,088	$—	$2,069,053	$1,899
Multifamily	—	—	1,575,726	729
Construction and land	—	—	438,786	4,484
SBA secured by real estate	390	—	68,041	1,915
Business loans secured by real estate
CRE owner-occupied	—	—	1,846,554	2,781
Franchise real estate secured	—	—	353,240	592
SBA secured by real estate	1,517	—	86,864	2,119
Commercial loans
Commercial and industrial	7,529	—	1,385,741	13,857
Franchise non-real estate secured	10,834	—	553,523	5,816
SBA non-real estate secured	1,118	—	16,308	445
Retail loans
Single family residential	366	—	254,658	655
Consumer loans	—	—	50,975	406
Totals	$22,842	$—	$8,699,469	$35,698

        The following table presents PD bands for commercial real estate and commercial loan segments of the loan portfolio as of the date indicated. It should be noted that SBA PPP loans, which are in the commercial loans segment, have been excluded from this table since they are not included in the Company’s ACL model.

	Commercial Real Estate Term Loans by Vintage
	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
June 30, 2020	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied
0% - 5.00%	$153,133	$561,104	$474,139	$258,886	$279,780	$793,398	$10,924	$—	$2,531,364
>5.00% - 10.00%	—	2,897	8,428	86,660	37,621	39,947	—	—	175,553
Greater than 10%	2,296	3,988	322	14,155	2,585	52,870	559	—	76,775
Multifamily
0% - 5.00%	520,782	1,723,731	991,561	746,855	460,328	678,741	1,031	—	5,123,029
>5.00% - 10.00%	1,599	17,431	8,692	2,176	4,098	8,906	—	—	42,902
Greater than 10%	—	12,607	9,794	12,545	10,409	14,271	—	—	59,626
Construction and Land
0% - 5.00%	13,838	32,921	4,296	20,357	—	6,919	66	—	78,397
>5.00% - 10.00%	—	40,785	21,154	3,275	—	—	395	—	65,609
Greater than 10%	—	67,142	129,990	14,739	—	1,549	—	—	213,420
SBA secured by real estate
0% - 5.00%	495	10,704	12,115	16,181	7,135	11,352	—	—	57,982
>5.00% - 10.00%	—	—	512	—	—	—	—	—	512
Greater than 10%	—	—	594	—	394	—	—	—	988
Total investor loans secured by real estate	$692,143	$2,473,310	$1,661,597	$1,175,829	$802,350	$1,607,953	$12,975	$—	$8,426,157
Business loans secured by real estate
CRE owner-occupied
0% - 5.00%	$211,860	$402,474	$309,907	$304,611	$234,139	$488,345	$3,124	$—	$1,954,460
>5.00% - 10.00%	186	33,118	35,922	22,510	26,918	42,552	1,504	—	162,710
Greater than 10%	5,979	16,066	7,086	3,386	6,797	13,173	497	—	52,984
Franchise real estate secured
0% - 5.00%	18,724	86,263	74,832	95,221	28,550	42,831	—	—	346,421
>5.00% - 10.00%	754	—	632	8,627	3,028	101	—	—	13,142
Greater than 10%	928	2,545	728	—	—	883	—	—	5,084
SBA secured by real estate
0% - 5.00%	1,905	7,693	13,476	16,611	8,547	24,605	365	—	73,202
>5.00% - 10.00%	—	—	683	1,699	2,306	3,416	—	—	8,104
Greater than 10%	—	—	—	914	148	3,174	—	—	4,236
Total business loans secured by real estate	$240,336	$548,159	$443,266	$453,579	$310,433	$619,080	$5,490	$—	$2,620,343

	Commercial Real Estate Term Loans by Vintage
	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
June 30, 2020	(Dollars in thousands)
Commercial Loans
Commercial and industrial
0% - 5.00%	$91,538	$376,850	$268,429	$211,610	$58,496	$94,984	$508,985	$1,593	$1,612,485
>5.00% - 10.00%	9,735	11,741	24,030	11,639	14,449	8,862	271,951	547	352,954
Greater than 10%	5,496	339	3,625	1,007	7,121	9,415	57,848	1,023	85,874
Franchise non-real estate secured
0% - 5.00%	9,535	197,360	117,509	69,287	46,925	40,305	1,476	—	482,397
>5.00% - 10.00%	812	6,619	3,593	9,290	2,382	4,704	729	—	28,129
Greater than 10%	—	2,443	514	7,737	—	2,535	—	—	13,229
SBA not secured by real estate
0% - 5.00%	646	2,341	1,301	2,517	571	3,842	—	3,537	14,755
>5.00% - 10.00%	—	—	132	1,745	367	439	—	—	2,683
Greater than 10%	—	86	394	856	—	1,519	764	—	3,619
Total commercial loans	$117,762	$597,779	$419,527	$315,688	$130,311	$166,605	$841,753	$6,700	$2,596,125

        A significant driver in the ACL for loans in the investor real estate secured and business real estate secured segments is loan to value (“LTV”). The following table summarizes the amortized cost of loans in these segments by current estimated LTV and by year of origination as of the date indicated:

	Term Loans by Vintage
	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
June 30, 2020	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied
55% and below	$73,769	$241,867	$191,322	$156,622	$189,946	$618,498	$10,924	—	$1,482,948
>55-65%	54,874	214,909	119,539	177,366	104,448	231,545	559	—	903,240
>65-75%	22,526	108,464	169,089	23,368	25,379	31,566	—	—	380,392
Greater than 75%	4,260	2,749	2,939	2,345	213	4,606	—	—	17,112
Multifamily
55% and below	123,726	387,468	341,633	223,446	95,645	290,333	599	—	1,462,850
>55-65%	164,019	734,321	386,341	266,322	167,271	283,527	432	—	2,002,233
>65-75%	234,636	609,946	270,888	269,910	211,919	122,199	—	—	1,719,498
Greater than 75%	—	22,034	11,185	1,898	—	5,859	—	—	40,976
Construction and land
55% and below	13,838	136,216	107,812	30,148	—	8,468	461	—	296,943
>55-65%	—	4,632	42,778	8,223	—	—	—	—	55,633
>65-75%	—	—	3,697	—	—	—	—	—	3,697
Greater than 75%	—	—	1,153	—	—	—	—	—	1,153
SBA secured by real estate
55% and below	—	1,148	655	841	332	436	—	—	3,412
>55-65%	—	3,187	1,647	3,860	623	4,791	—	—	14,108
>65-75%	495	3,724	7,802	5,364	4,358	2,829	—	—	24,572
Greater than 75%	—	2,645	3,117	6,116	2,216	3,296	—	—	17,390
Total investor loans secured by real estate	$692,143	$2,473,310	$1,661,597	$1,175,829	$802,350	$1,607,953	$12,975	$—	$8,426,157
Business loan secured by real estate
CRE owner-occupied
55% and below	$55,579	$153,995	$171,876	$196,583	$150,233	$377,115	$5,125	—	$1,110,506
>55-65%	63,067	100,226	89,960	64,803	73,724	81,403	—	—	473,183
>65-75%	56,327	175,639	63,734	54,957	39,714	58,581	—	—	448,952
Greater than 75%	43,052	21,798	27,345	14,164	4,183	26,971	—	—	137,513
Franchise real estate secured
55% and below	7,461	18,360	14,615	16,057	11,567	20,926	—	—	88,986
>55-65%	928	8,900	13,096	29,110	7,823	5,919	—	—	65,776
>65-75%	2,911	49,851	25,927	9,859	11,062	14,848	—	—	114,458
Greater than 75%	9,106	11,697	22,554	48,822	1,126	2,122	—	—	95,427
SBA secured by real estate
55% and below	736	1,735	6,537	4,784	2,348	10,568	365	—	27,073
>55-65%	104	514	2,337	2,643	2,252	4,121	—	—	11,971
>65-75%	264	2,687	754	4,602	3,167	5,871	—	—	17,345
Greater than 75%	801	2,757	4,531	7,195	3,234	10,635	—	—	29,153
Total business loans secured by real estate	$240,336	$548,159	$443,266	$453,579	$310,433	$619,080	$5,490	$—	$2,620,343

        The following table presents FICO bands for the retail segment of the loan portfolio as of the date indicated:

	Term Loans by Vintage
	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
June 30, 2020	(Dollars in thousands)
Retail Loans
Single family residential
Greater than 740	$4,863	$8,236	$13,274	$9,719	$31,203	$96,475	$27,050	—	$190,820
>680 - 740	—	1,190	2,268	4,794	2,660	18,190	9,095	—	38,197
>580 - 680	—	—	—	466	3,178	9,030	959	—	13,633
Less than 580	—	—	11	12	1,333	21,128	36	—	22,520
Consumer loans
Greater than 740	72	95	863	51	20	2,661	1,993	—	5,755
>680 - 740	—	59	7	37,988	—	488	1,737	—	40,279
>580 - 680	—	20	—	—	3	150	51	—	224
Less than 580	—	—	—	—	—	20	31	—	51
Total retail loans	$4,935	$9,600	$16,423	$53,030	$38,397	$148,142	$40,952	$—	$311,479

Note 8 – Goodwill and Other Intangible Assets

The Company had goodwill of $901.2 million and $808.3 million at June 30, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2020, the additions to goodwill include $92.8 million associated with the acquisition of Opus. During the six months ended June 30, 2019, adjustments to goodwill in the amount of $404,000 for Grandpoint Capital, Inc. were recorded during the one-year measurement period subsequent to the acquisition date.

	June 30,	June 30,
	2020	2019
	(Dollars in thousands)
Balance, beginning of year	$808,322	$808,726
Goodwill acquired during the year	92,844	—
Purchase accounting adjustments	—	(404)
Impairment losses	—	—
Balance, end of year	$901,166	$808,322
Accumulated impairment losses at end of year	$—	$—

The amount of goodwill is subject to change, as the Company’s fair value estimates associated with the Opus acquisition are considered preliminary estimates and are subject to refinement for a period of one year after the closing date of the acquisition. Acquisition date fair values of assets acquired and liabilities assumed in the Opus acquisition may be further refined as potential additional information related to those fair value estimates become available and such information is considered final.

        The Company’s policy is to assess goodwill for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe the value of goodwill may be impaired. Given the recent volatility in the economy triggered by the outbreak of the COVID-19 pandemic, the Company performed an analysis of goodwill during the second quarter of 2020 that consisted of a qualitative assessment to first determine if it is more likely than not that the carrying value of the Company exceeds its estimated fair value. The results of this analysis indicated no impairment of goodwill as of June 30, 2020. Additionally, as part of the Company’s qualitative analysis, the Company looked at market related data as additional corroborated evidence in its assessment of whether it was more likely than not the estimated fair value of the Company exceeds its carrying value. This assessment of market related data included an initial assessment of the fair value of the Company’s equity as compared to its carrying value with the assistance from an independent third party. The assessment of market related data included factors such as: the Company’s stock price on an actual, 15-day and 30-day average basis as of June 30, 2020, and an implied 40% market participant acquisition premium, which was based upon control premiums for regional banks during the 2008 and 2009 financial crisis. This initial assessment of the fair value of the Company’s equity through observations of market related data provided additional supporting evidence as of June 30, 2020 that the carrying value of goodwill was not impaired.

        The Company had other intangible assets of $94.6 million at June 30, 2020, consisting of $91.4 million in core deposit intangibles and $3.2 million in customer relationship intangibles. The Company had core deposit intangibles of $83.3 million at December 31, 2019. The additions of $16.1 million to core deposit intangibles and $3.2 million of customer relationship intangibles during the second quarter of 2020 was the result of the acquisition of Opus. The change in the gross balance of core deposit intangibles and customer relationship intangibles, and the related accumulated amortization consisted of the following for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
	(Dollars in thousands)
Gross amount of intangible assets:
Beginning balance	$125,945	$125,945	$125,945	$125,945	$125,945
Additions due to acquisitions	19,267	—	—	19,267	—
Ending balance	145,212	125,945	125,945	145,212	125,945
Accumulated amortization:
Beginning balance	(46,596)	(42,633)	(29,824)	(42,633)	(25,388)
Amortization	(4,066)	(3,963)	(4,281)	(8,029)	(8,717)
Ending balance	(50,662)	(46,596)	(34,105)	(50,662)	(34,105)
Net intangible assets	$94,550	$79,349	$91,840	$94,550	$91,840

        The Company amortizes core deposit intangibles and customer relationship intangibles based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of customer relationship intangibles. The amortization periods typically range from six to eleven years. The estimated aggregate amortization expense related to our core deposit intangible and customer relationship intangible assets for each of the next five years succeeding December 31, 2019, in order from the present, is $17.1 million, $15.9 million, $14.0 million, $12.3 million and $11.1 million. The Company’s analyzes core deposit intangibles and customer relationship intangibles annually for impairment, or sooner if events and circumstances indicate possible impairment. Factors that may attribute to impairment include customer attrition and run-off. Management is unaware of any events and/or circumstances that would indicate a possible impairment to the core deposit intangibles or customer relationship intangibles as of June 30, 2020.

Note 9 – Subordinated Debentures

On June 1, 2020, in connection with the Opus acquisition, the Bank assumed $135.0 million of fixed-to-variable rate subordinated notes due July 1, 2026. The notes bear interest at a fixed rate of 5.5% per year until June 2021. After this date and for the remaining five years of the notes' term, interest will accrue at a variable rate of three-month London Interbank Offering Rate (“LIBOR”) plus 4.285%. The Bank may redeem the subordinated notes, in whole or in part, on or after July 1, 2021. At June 30, 2020, the subordinated notes qualified as Tier 2 capital for the Bank. At June 30, 2020, the carrying value of these subordinated notes was $138.6 million, which reflects purchase accounting fair value adjustments of $3.6 million.

In June 2020, the Corporation issued $150.0 million aggregate principal amount of its 5.375% fixed-to-floating rate subordinated notes due 2030 (the “Notes III”) at a public offering price equal to 100% of the aggregate principal amount of the Notes III. The Corporation may redeem the Notes III on or after June 14, 2025. Interest on the Notes III accrue at a rate equal to 5.375% per annum from and including June 15, 2020 to, but excluding, June 15, 2025, payable semiannually in arrears. From and including June 15, 2025 to, but excluding, June 15, 2030 or the earlier redemption date, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be Three-Month Term Secured Overnight Financing Rate (“SOFR”), plus a spread of 517 basis points, payable quarterly in arrears. Principal and interest are due upon early redemption at any time, including prior to June 15, 2025 at our option, in whole but not in part, under the occurrence of special events defined within the trust indenture. At June 30, 2020, the Notes III qualified as Tier 2 capital. At June 30, 2020, the carrying value of the Notes III was $147.4 million, net of unamortized debt issuance cost of $2.3 million.

        As of June 30, 2020, the Company had five issuances of subordinated notes and two issuances of junior subordinated debt securities, with an aggregate carrying value of $501.4 million and a weighted interest rate of 5.41%, compared with an aggregate carrying value of $215.1 million and a weighted interest rate of 5.37% at December 31, 2019.

        The following table summarizes our outstanding subordinated debentures as of the dates indicated:

				June 30, 2020	December 31, 2019
	Stated Maturity	Current Interest Rate	Current Principal Balance	Carrying Value
			(Dollars in thousands)
Subordinated notes
Subordinated notes due 2024, 5.75% per annum	September 3, 2024	5.75%	$60,000	$59,492	$59,432
Subordinated notes due 2029, 4.875% per annum until May 15, 2024, 3-month LIBOR +2.5% thereafter	May 15, 2029	4.875%	125,000	122,749	122,622
Subordinated notes due 2030, 5.375% per annum until June 15, 2025, 3-month SOFR +5.17% thereafter	June 15, 2030	5.375%	150,000	147,370	—
Subordinated notes due 2025, 7.125% per annum	June 26, 2025	7.125%	25,000	25,121	25,133
Subordinated notes due 2026, 5.5% per annum until June 30 2021, 3-month LIBOR +4.285% thereafter	July 1, 2026	5.50%	135,000	138,613	—
Total subordinated notes			495,000	493,345	207,187
Subordinated debt
Heritage Oaks Capital Trust II (junior subordinated debt), 3-month LIBOR+1.72%	January 1, 2037	3.15%	5,248	4,088	4,054
Santa Lucia Bancorp (CA) Capital Trust (junior subordinated debt), 3-month LIBOR+1.48%	July 7, 2036	2.70%	5,155	3,942	3,904
Total subordinated debt			10,403	8,030	7,958
Total subordinated debentures			$505,403	$501,375	$215,145

        In connection with the various issuances of subordinated notes, the Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade ratings of BBB+ and BBB for the Corporation’s senior unsecured debt and subordinated debt, respectively, and a deposit rating of A- and subordinated debt of
BBB+ for the Bank. The Corporation’s and Bank’s ratings were reaffirmed in June 2020 by KBRA following the announcement of the consummated acquisition of Opus.

        As of June 30, 2020, the Corporation has two unconsolidated Delaware statutory trust subsidiaries, Heritage Oaks Capital Trust II and Santa Lucia Bancorp (CA) Capital Trust. Both are used as business trusts for the purpose of issuing trust preferred securities to third party investors. The junior subordinated debt was issued in connection with the trust preferred securities offerings. The Corporation is not allowed to consolidate any trust preferred securities into the Company’s consolidated financial statements. The resulting effect on the Company’s consolidated financial statements is to report the subordinated debentures as a component of the Company’s liabilities, and its ownership interest in the trusts as a component of other assets.

        For additional information on the Company’s subordinated debentures, see “Note 13 — Subordinated Debentures” to the Consolidated Financial Statements of the Company’s 2019 Form 10-K.

For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at June 30, 2020. Provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 require that if a depository institution holding company exceeds $15 billion in total consolidated assets due to an acquisition, then trust preferred securities are to be excluded from Tier 1 capital beginning in the period in which the transaction occurred. During the current quarter, the Company’s acquisition of Opus resulted in total consolidated assets exceeding $15 billion; accordingly, trust preferred securities are now excluded from the Company’s Tier 1 capital. The Company and the Bank also has subordinated debt that qualifies as Tier 2 capital.

Note 10 – Earnings per Share

        In February 2019, the Compensation Committee of the Corporation’s Board of Directors reviewed the various forms of outstanding equity awards, including restricted stock and restrict stock units (“RSUs”), and approved that unvested restricted stock awards will be considered participating securities. As a result of the different treatment of unvested restricted stock and unvested RSUs, beginning in 2019, earnings per common share is computed using the two-class method.

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

        The following tables set forth the Corporations’s earnings per share calculations for the periods indicated:

	Three Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019
	(Dollars in thousands, except per share data)
Basic
Net (loss) income	$(99,091)	$25,740	$38,527
Less: Dividends and undistributed earnings allocated to participating securities	(222)	(232)	(444)
Net (loss) income allocated to common stockholders	$(99,313)	$25,508	$38,083

Weighted average common shares outstanding	70,425,027	59,007,191	61,308,046
Basic (loss) earnings per common share	$(1.41)	$0.43	$0.62

Diluted
Net (loss) income allocated to common stockholders	$(99,313)	$25,508	$38,083

Weighted average common shares outstanding	70,425,027	59,007,191	61,308,046
Diluted effect of share-based compensation	—	182,526	353,727
Diluted effect of stock warrants	—	—	—
Weighted average diluted common shares	70,425,027	59,189,717	61,661,773
Diluted (loss) earnings per common share	$(1.41)	$0.43	$0.62

	Six Months Ended
	June 30, 2020	June 30, 2019
	(Dollars in thousands, except per share data)
Basic
Net (loss) income	$(73,351)	$77,245
Less: Dividends and undistributed earnings allocated to participating securities	(356)	(791)
Net (loss) income allocated to common stockholders	$(73,707)	$76,454

Weighted average common shares outstanding	64,716,109	61,645,940
Basic (loss) earnings per common share	$(1.14)	$1.24

Diluted
Net (loss) income allocated to common stockholders	$(73,707)	$76,454

Weighted average common shares outstanding	64,716,109	61,645,940
Diluted effect of share-based compensation	—	334,193
Diluted effect of stock warrants	—	—
Weighted average diluted common shares	64,716,109	61,980,133
Diluted (loss) earnings per common share	$(1.14)	$1.23

The impact of stock options, which are anti-dilutive, are excluded from the computations of diluted earnings per share. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. As a result of incurring a net loss for the three and six months ended June 30, 2020, potential common shares of 234,518 and 163,832, respectively, were excluded from diluted loss per share because the effect would have been anti-dilutive.

Note 11 – Fair Value of Financial Instruments

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

        Interest rate swaps – The Company originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a correspondent bank. These back-to-back swap agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. The fair value of these derivatives is based on a market standard discounted cash flow approach. Due to the observable nature of the majority of inputs used in deriving the fair value of these derivative contracts, the valuation of derivatives is classified as Level 2.

Equity Warrant assets – The Company acquired equity warrant assets as a result of acquisition of Opus. Opus received equity warrant assets through its lending activities as part of loan origination fees. The warrants provide the Bank the right to purchase a specific number of equity shares of the underlying company’s equity at a certain price before expiration and contain net settlement terms qualifying as derivatives under ASC Topic 815. The Company has chosen to account for equity warrants under the fair value option, an irrevocable election under which the changes to the fair value of these assets are recognized in earnings. The fair value of equity warrant assets is determined using a Black-Scholes option pricing model and are classified as Level 3 with the fair value hierarchy due to the extent of unobservable inputs. The key assumptions used in determining the fair value include the exercise price of the warrants, valuation of the underlying entity's outstanding stock, expected term, risk-free interest rate, marketability discount for private company warrants, and price volatility.

        The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	June 30, 2020
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in thousands)
Financial assets
Investment securities available-for-sale:
U.S. Treasury	$—	$32,870	$—	$32,870
Agency	—	339,990	—	339,990
Corporate	—	273,999	—	273,999
Municipal bonds	—	461,335	—	461,335
Collateralized mortgage obligations	—	384,739	—	384,739
Mortgage-backed securities	—	843,133	—	843,133
Total securities available-for-sale	$—	$2,336,066	$—	$2,336,066

Derivative assets:
Interest rate swaps	$—	$15,707	$—	$15,707
Equity warrants	—	—	1,952	1,952
Total derivative assets	$—	$15,707	$1,952	$17,659

Financial liabilities
Derivative liabilities	$—	$16,017	$—	$16,017

	December 31, 2019
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in thousands)
Financial assets
Investment securities available-for-sale:
U.S. Treasury	$—	$63,555	$—	$63,555
Agency	—	246,358	—	246,358
Corporate	—	151,353	—	151,353
Municipal bonds	—	397,298	—	397,298
Collateralized mortgage obligations	—	9,984	—	9,984
Mortgage-backed securities	—	499,836	—	499,836
Total securities available-for-sale	$—	$1,368,384	$—	$1,368,384

Derivative assets	$—	$2,103	$—	$2,103

Financial liabilities
Derivative liabilities	$—	$2,103	$—	$2,103

The following table is a reconciliation of the fair value of the equity warrants that are classified as Level 3 and measured on a recurring basis:

June 30, 2020
(Dollars in thousands)
Beginning Balance	$5,162
Change in fair value (1)	(3)
Sales	(3,207)
Ending balance	$1,952
______________________________
(1) The changes in fair value are included in other income on the consolidated statement of income.

The following table presents quantitative information about level 3 of fair value measurements for assets measured at fair value on a recurring basis at June 30, 2020.

	June 30, 2020
				Range
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
	(Dollars in thousands)
Equity warrants	$1,952	Black-Scholes option pricing model	Volatility Risk free interest rate Marketability discount	30.00% 0.16% 6.00%	41.25% 0.28% 33.00%	31.33% 20.00% 13.67%

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

        At June 30, 2020, the Company’s individually evaluated collateral dependent loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisals available to management. The Company completed partial charge-offs on certain individually evaluated loans based on recent real estate or property appraisals and released the related specific reserves during the six months ended June 30, 2020.

        The following table presents our assets measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019.

	June 30, 2020
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in thousands)
Financial assets
Collateral dependent loans	$—	$—	$3,904	$3,904
Other real estate owned	—	—	260	260
Total assets	$—	$—	$4,164	$4,164

	December 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in thousands)
Financial assets
Impaired loans	$—	$—	$2,257	$2,257

The following table presents quantitative information about level 3 of fair value measurements for assets measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019.

	June 30, 2020
				Range
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min		Max	Weighted Average
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$322	Fair value of collateral	Collateral discount and cost to sell	10.00%		10.00%	10.00%
SBA secured by real estate (1)	593	Fair value of collateral	Collateral discount and cost to sell	10.00%		10.00%	10.00%
Business loans secured by real estate
SBA secured by real estate (2)	247	Fair value of collateral	Collateral discount and cost to sell	10.00%		10.00%	10.00%
Commercial loans
Commercial and industrial	312	Fair value of collateral	Collateral discount and cost to sell	5.00%	5.00%	5.00%	5.00%
Franchise non-real estate secured	2,428	Fair value of collateral	Collateral discount and cost to sell	—%		10.00%	10.00%
SBA non-real estate secured	2	Fair value of collateral	Collateral discount and cost to sell	7.00%		7.00%	7.00%
Total individually evaluated loans	3,904
Other real estate owned	260	Fair value of property	Cost to sell	10.00%		10.00%	10.00%
Total assets	$4,164

	December 31, 2019
				Range
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$569	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
SBA secured by real estate (1)	408	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
Business loans secured by real estate
SBA secured by real estate (2)	140	Fair value of collateral	Collateral discount and cost to sell	7.00%	10.00%	7.81%
Commercial loans
SBA non-real estate secured	1,140	Fair value of collateral	Collateral discount and cost to sell	7.00%	63.00%	15.33%
Total individually evaluated loans	$2,257
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.
(2) SBA loans that are collateralized by real property other than hotel/motel real property.

Fair Values of Financial Instruments

        The fair value estimates presented herein are based on pertinent information available to management as of the dates indicated, representing an exit price.

	At June 30, 2020
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$1,341,730	$1,341,730	$—	$—	$1,341,730
Interest-bearing time deposits with financial institutions	2,845	2,845	—	—	2,845
Investments held-to-maturity	32,557	—	34,179	—	34,179
Investment securities available-for-sale	2,336,066	—	2,336,066	—	2,336,066
Loans held for sale	1,007	—	1,081	—	1,081
Loans held for investment, net	15,082,884	—	—	15,308,998	15,308,998
Derivative assets	17,659	—	15,707	1,952	17,659
Accrued interest receivable	78,408	78,408	—	—	78,408

Liabilities
Deposit accounts	$16,976,693	$15,057,613	$1,926,624	$—	$16,984,237
FHLB advances	41,006	—	41,700	—	41,700
Subordinated debentures	501,375	—	565,772	—	565,772
Derivative liabilities	16,017	—	16,017	—	16,017
Accrued interest payable	6,991	6,991	—	—	6,991

	At December 31, 2019
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$326,850	$326,850	$—	$—	$326,850
Interest-bearing time deposits with financial institutions	2,708	2,708	—	—	2,708
Investments held-to-maturity	37,838	—	38,760	—	38,760
Investment securities available-for-sale	1,368,384	—	1,368,384	—	1,368,384
Loans held for sale	1,672	—	1,821	—	1,821
Loans held for investment, net	8,722,311	—	—	8,691,019	8,691,019
Derivative assets	2,103	—	2,103	—	2,103
Accrued interest receivable	39,442	39,442	—	—	39,442

Liabilities
Deposit accounts	$8,898,509	$7,850,667	$1,048,583	$—	$8,899,250
FHLB advances	517,026	—	517,291	—	517,291
Other borrowings	—	—	—	—	—
Subordinated debentures	215,145	—	237,001	—	237,001
Derivative liabilities	2,103	—	2,103	—	2,103
Accrued interest payable	2,686	2,686	—	—	2,686

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

Note 12 – Derivative Instruments

        From time to time, the Company enters into interest rate swap agreements with certain borrowers to assist them in mitigating their interest rate risk exposure associated with the loans they have with the Company. At the same time, the Company enters into identical interest rate swap agreements with another financial institution to mitigate the Company’s interest rate risk exposure associated with the swap agreements it enters into with its borrowers. At June 30, 2020, the Company had over-the-counter derivative instruments and centrally-cleared derivative instruments with matched terms with an aggregate notional amount of $148.4 million and a fair value of $17.7 million compared with an aggregate notional amount of $76.3 million and a fair value of $2.1 million at December 31, 2019. The fair value of these agreements are determined through a third party valuation model used by the Company’s counterparty bank, which uses observable market data such as cash LIBOR rates, prices of Eurodollar future contracts and market swap rates. The fair values of these swaps are recorded as components of other assets and other liabilities in the Company’s condensed consolidated balance sheet. Changes in the fair value of these swaps, which occur due to changes in interest rates, are recorded in the Company’s income statement as a component of noninterest income.

        Over-the-counter contracts are tailored to meet the needs of the counterparties involved and, therefore, generally contain a greater degree of credit risk and liquidity risk than centrally-cleared contracts, which have standardized terms. Although changes in the fair value of swap agreements between the Company and borrowers and the Company and other financial institutions offset each other, changes in the credit risk of these counterparties may result in a difference in the fair value of these swap agreements. Offsetting over-the-counter swap agreements the Company has with other financial institutions are collateralized with cash, and swap agreements with borrowers are secured by the collateral arrangements for the underlying loans these borrowers have with the Company. During the six months ended June 30, 2020 and 2019, there were no losses recorded on swap agreements attributable to the change in credit risk associated with a counterparty. All interest rate swap agreements entered into by the Company as of June 30, 2020 and December 31, 2019 are free-standing derivatives and are not designated as hedging instruments.

        The Company’s credit derivatives result from entering into credit risk participation agreements (“RPAs”) with a counterparty bank (Opus) during the first quarter of 2020 to accept a portion of the credit risk on interest rate swaps related to loans. RPAs provide credit protection to the financial institution should the borrower fail to perform on its interest rate swap derivative contract with the financial institution. The credit risk related to these credit derivatives is managed through the Company’s loan underwriting process. RPAs are derivative financial instruments not designated as hedging and are recorded at fair value. Changes in fair value are recognized as a component of noninterest income with a corresponding offset within other assets or other liabilities. As the result of the acquisition of Opus, the RPAs were terminated in the second quarter 2020.

The Company acquired equity warrant assets as a result of acquisition of the Opus. Opus received equity warrant assets through its lending activities as part of loan origination fees. The warrants provide the Bank the right to purchase a specific number of equity shares of the underlying company’s equity at a certain price before expiration and contain net settlement terms qualifying as derivatives under ASC Topic 815. The Company no longer has loans associated with these borrowers. Changes in fair value are recognized as a component of noninterest income with a corresponding offset within other assets. The total fair value of the warrants held in private companies was $2.0 million in other assets as of June 30, 2020.

The following tables summarize the Company's derivative instruments, included in other assets and other liabilities in the consolidated statements of financial condition:

	June 30, 2020
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swaps	$148,443	$15,707	$148,443	$16,017
Equity warrants	—	1,952	—	—
Total derivative instruments	$148,443	$17,659	$148,443	$16,017

	December 31, 2019
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swaps	$76,314	$2,103	$76,314	$2,103
Total derivative instruments	$76,314	$2,103	$76,314	$2,103

The following table summarizes the effect of the derivative financial instruments in the consolidated statements of income.

		Three Months Ended		Six Months Ended
Derivative Not Designated as Hedging Instruments:	Location of Gain Recognized in Income on Derivative Instruments	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
		(Dollars in thousands)
Other contracts	Other income	$(1)	$—	$197	$—
Equity warrants	Other income	(4)	—	(4)	—
Total		$(5)	$—	$193	$—

Note 13 – Balance Sheet Offsetting

        Derivative financial instruments may be eligible for offset in the consolidated statements of financial condition, such as those subject to enforceable master netting arrangements or a similar agreement. Under these agreements, the Company has the right to net settle multiple contracts with the same counterparty. The Company offers an interest rate swap product to qualified customers, which are then paired with derivative contracts the Company enters into with a counterparty bank. While derivative contracts entered into with counterparty banks may be subject to enforceable master netting agreements, derivative contracts with customers may not be subject to enforceable master netting arrangements. The Company elected to account for centrally-cleared derivative contracts on a gross basis. With regard to derivative contracts not centrally cleared through a clearinghouse, regulations require collateral to be posted by the party with a net liability position. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments are commonly referred to as variation margin and are treated as settlements of derivative exposure rather than as collateral.

        Financial instruments that are eligible for offset in the consolidated statements of financial condition as of the periods indicated are presented below:

				Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition	Financial Instruments (1)	Cash Collateral (2)	Net Amount
	(Dollars in thousands)
June 30, 2020
Derivative assets:
Interest rate swaps	$15,707	$—	$15,707	$—	$—	$15,707
Total	$15,707	$—	$15,707	$—	$—	$15,707

Derivative liabilities:
Interest rate swaps	$16,017	$—	$16,017	$(5,500)	$(8,963)	$1,554
Total	$16,017	$—	$16,017	$(5,500)	$(8,963)	$1,554

December 31, 2019
Derivative assets:
Interest rate swaps	$2,103	$—	$2,103	$—	$—	$2,103
Total	$2,103	$—	$2,103	$—	$—	$2,103

Derivative liabilities:
Interest rate swaps	$2,107	$(4)	$2,103	$—	$(1,678)	$425
Total	$2,107	$(4)	$2,103	$—	$(1,678)	$425

(1) Represents the fair value of securities pledged with counterparty bank.
(2) Represents cash collateral pledged with counterparty bank.

Note 14 – Leases

        The Company accounts for its leases in accordance with ASC 842, which was implemented on January 1, 2019, and requires the Company to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased asset. The Company’s leases primarily represent future obligations to make payments for the use of buildings or space for its operations. Liabilities to make future lease payments are recorded in accrued expenses and other liabilities, while right-of-use assets are recorded in other assets in the Company’s consolidated balance sheets. At June 30, 2020, all of the Company’s leases were classified as operating leases or short-term leases.

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

The Company’s lease expense is recorded in premises and occupancy expense in the consolidated statements of income. The following table presents the components of lease expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Dollars in thousands)
Operating lease	$3,908	$2,785	$7,072	$5,524
Short-term lease	403	627	930	1,318
Total lease expense	$4,311	$3,412	$8,002	$6,842

The Company assumed operating leases in the acquisition of Opus on June 1, 2020. The liability and related right-of-use asset recorded for the assumption of these leases was approximately $42.5 million and $41.6 million, respectively. Right-of-use assets related to the Opus acquisition reflect unfavorable lease liability adjustments of approximately $900,000. Lease liabilities for leases assumed from Opus were measured based on the net present value of remaining future lease payments, with consideration given for options to extend or renew each lease. Remaining future lease payments were discounted at the Company’s estimated incremental borrowing rate on the date of acquisition.

        The following table presents supplemental information related to operating leases as of and for six months ended:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Balance Sheet:
Operating lease right of use assets	$86,188	$43,177
Operating lease liabilities	96,057	46,498

	Six Months Ended
	June 30, 2020	June 30, 2019
	(Dollars in thousands)
Cash Flows:
Operating cash flows from operating leases	$5,524	$5,957

        The following table provides information related to minimum contractual lease payments and other information associated with the Company’s leases as of the dates indicated:

	2020	2021	2022	2023	2024	Thereafter	Total
	(Dollars in thousands)
As of June 30, 2020
Operating leases	$11,227	$22,510	$20,550	$18,902	$16,223	$22,489	$111,901
Short-term leases	99	17	—	—	—	—	116
Total contractual base rents (1)	$11,326	$22,527	$20,550	$18,902	$16,223	$22,489	$112,017

Total liability to make lease payments							$96,057
Difference in undiscounted and discounted future lease payments							$15,960
Weighted average discount rate							5.30%
Weighted average remaining lease term (years)							5.8

	2020	2021	2022	2023	2024	Thereafter	Total
	(Dollars in thousands)
As of December 31, 2019
Operating leases	$10,138	$10,602	$10,137	$9,055	$7,318	$7,265	$54,515
Short-term leases	143	7	—	—	—	—	150
Total contractual base rents (1)	$10,281	$10,609	$10,137	$9,055	$7,318	$7,265	$54,665

Total liability to make lease payments							$46,498
Difference in undiscounted and discounted future lease payments							$8,167
Weighted average discount rate							6.13%
Weighted average remaining lease term (years)							5.4
______________________________
(1) Contractual base rents reflect options to extend and renewals, and do not include property taxes and other operating expenses due under respective lease agreements.

        The Company from time to time leases portions of space it owns to other parties. Income received from these transactions is recorded on a straight-line basis over the term of the sublease. For the three and six months ended June 30, 2020, rental income totaled $66,000 and $91,000, respectively. For the three and six months ended June 30, 2019, rental income totaled $46,000 and $91,000, respectively.

Note 15 – Revenue Recognition

        The Company earns revenue from a variety of sources. The Company’s principal source of revenue is interest income on loans, investment securities and other interest earning assets, while the remainder of the Company’s revenue is earned from a variety of fees, service charges, gains and losses, and other income, all of which are classified as noninterest income.

        On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, and all subsequent amendments that modified ASC 606, which requires revenue to be recognized when the Company satisfies the related performance obligations by transferring to the customer a good or service. The majority of the Company’s contracts with customers associated with revenue streams that are within the scope of ASC 606 are considered short-term in nature and can be canceled at any time by the customer or the Company without penalty, such as a deposit account agreement. These revenue streams are included in noninterest income.
        The following tables provide a summary of the Company’s revenue streams, including those that are within the scope of ASC 606 and those that are accounted for under other applicable U.S. GAAP:

	Three Months Ended
	June 30, 2020		March 31, 2020		June 30, 2019
	Within Scope(1)	Out of Scope(2)	Within Scope(1)	Out of Scope(2)	Within Scope(1)	Out of Scope(2)
	(Dollars in thousands)
Noninterest income:
Loan servicing fees	$—	$434	$—	$480	$—	$409
Service charges on deposit accounts	1,399	—	1,715	—	1,441	—
Other service fee income	297	—	311	—	363	—
Debit card interchange income	457	—	348	—	1,145	—
Earnings on bank-owned life insurance	—	1,314	—	1,336	—	851
Net gain from sales of loans	—	(2,032)	—	771	—	902
Net gain from sales of investment securities	—	(21)	—	7,760	—	212
Trust administrative fees	2,397	—	—	—	—	—
Other income	184	2,469	217	1,537	544	457
Total noninterest income	$4,734	$2,164	$2,591	$11,884	$3,493	$2,831
______________________________
(1) Revenues from contracts with customers accounted for under ASC 606.
(2) Revenues not within the scope of ASC 606 and accounted for under other applicable U.S. GAAP requirements.

	Six Months Ended
	June 30, 2020		June 30, 2019
	Within Scope(1)	Out of Scope(2)	Within Scope(1)	Out of Scope(2)
	(Dollars in thousands)
Noninterest income:
Loan servicing fees	$—	$914	$—	$807
Service charges on deposit accounts	3,114	—	2,771	—
Other service fee income	608	—	719	—
Debit card interchange income	805	—	2,216	—
Earnings on bank-owned life insurance	—	2,650	—	1,761
Net gain from sales of loans	—	(1,261)	—	2,631
Net gain from sales of investment securities	—	7,739	—	639
Trust administrative fees	2,397	—	—	—
Other income	401	4,006	736	1,725
Total noninterest income	$7,325	$14,048	$6,442	$7,563
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

Trust Administrative Fees

Trust administrative fees is a revenue stream acquired in the Opus acquisition and is governed by contracts executed with Pacific Premier Trust clients to perform maintenance and custodial services over their alternative IRA investments. Fees are billed and collected on a quarterly basis and recognized commensurate with completion of the performance obligations required under the contracts.

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

Also included in other income are escrow fees from the Commerce Escrow division acquired in the Opus acquisition, which are related to agreements with customers participating in escrow transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). These fees relate to services that include preparation of closing statements and custody of escrow funds. The fees are received from the sale proceeds of a relinquished property to be exchanged under Section 1031 of the Code and are recognized as revenue upon closing of the escrow transaction, which is the final performance obligation. These fees totaled approximately $264,000 during the second quarter of 2020.

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

        At June 30, 2020, the Company did not have any material contract assets or liabilities in its consolidated financial statements related to revenue streams within the scope of ASC 606, and there were no material changes in those balances during the reporting period.

Note 16 – Variable Interest Entities

The Company is involved with variable interest entities (“VIEs”) through its loan securitization activities, affordable housing investments that qualify for the low income housing tax credit (“LIHTC”) and trust subsidiaries, which have issued trust preferred securities. The Company evaluates its interests in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company's involvement with the VIE. The Company has determined that its interests in these entities meet the definition of variable interests.

As of June 30, 2020 and December 31, 2019, the Company determined it was not the primary beneficiary of the VIEs and did not consolidate its interests in VIEs. The following table provides a summary of the carrying amount of assets and liabilities in the Company’s consolidated balance sheet and maximum loss exposures as of June 30, 2020 and December 31, 2019 that relate to variable interests in non-consolidated VIEs.

	June 30, 2020			December 31, 2019
	Maximum Loss	Assets	Liabilities	Maximum Loss	Assets	Liabilities
	(Dollars in thousands)
Multifamily loan securitization:
Investment securities (1)	$119,932	$119,932	$—	$—	$—	$—
Reimbursement obligation (2)	50,901	—	463	—	—	—
Affordable housing partnership:
Other investments (3)	76,072	95,562	—	32,466	53,880	—
Unfunded equity commitments (2)	—	—	19,490	—	—	21,414
Total	$246,905	$215,494	$19,953	$32,466	$53,880	$21,414
______________________________
(1) Included in investment securities available-for-sale on the consolidated statement of financial condition.
(2) Included in accrued expenses and other liabilities on the consolidated statement of financial condition.
(3) Included in other assets on the consolidated statement of financial condition.
.
Multifamily loan securitization

With respect to the securitization transaction with Freddie Mac discussed in Note 6 - Loans Held for Investment, the Company’s variable interests reside with the purchase of the underlying Freddie Mac-issued guaranteed, structured pass-through certificates that were held as investment securities available-for-sale at fair value as of June 30, 2020. Additionally, the Company has variable interests through a reimbursement agreement executed by Freddie Mac that obligates the Company to reimburse Freddie Mac for any defaulted contractual principal and interest payments identified after the ultimate resolution of the defaulted loans. Such reimbursement obligations are not to exceed 10% of the original principal amount of the loans comprising the securitization pool.

As part of the securitization transaction, the Company released all servicing obligations and rights to Freddie Mac who was designated as the Master Servicer. Freddie Mac, in its capacity as Master Servicer, can terminate the Company’s role as sub-servicer and direct such responsibilities accordingly. In evaluating our variable interests and continuing involvement in the VIE, we determined that we do not have the power to make significant decisions or direct the activities that most significantly impact the economic performance of the VIE’s assets and liabilities. As sub-servicer of the loans, the Company does not have the authority to make significant decisions that influence the value of the VIE’s net assets and, therefore, the Company is not the primary beneficiary of the VIE. As a result, we determined that the VIE associated with the multifamily securitization should not be included in the consolidated financial statements of the Company.

We believe that our maximum exposure to loss as a result of our involvement with the VIE associated with the securitization is the carrying value of the investment securities issued by Freddie Mac and purchased by the Company. Additionally, our maximum exposure to loss under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $50.9 million. Based upon our analysis of quantitative and qualitative data over the underlying loans included in the securitization pool, as of June 30, 2020, our reserve for estimated losses with respect to the reimbursement obligation was $463,000.

Qualified affordable housing project investments

The Company has variable interests through its affordable housing partnership investments. These investments are fundamentally designed to provide a return through the generation of income tax credits. The Company has evaluated its involvement with the low-income housing projects and determined it does not have significant influence or decision making capabilities to manage the projects, and therefore, is not the primary beneficiary, and does not consolidate these interests.

The Company’s maximum exposure to loss, exclusive of any potential realization of tax credits, is equal to the commitments invested, adjusted for amortization. The amount of unfunded commitments was included in the investments recognized as assets with a corresponding liability. The table above summarizes the amount of tax credit investments held as assets, the amount of unfunded commitments held as liabilities, and the maximum exposure to loss as of June 30, 2020 and December 31, 2019, respectively.

Trust preferred securities

The Company accounts for its investments in its wholly owned special purpose entities, Heritage Oaks Capital Trust II and Santa Lucia Bancorp (CA) Capital Trust, acquired through bank acquisitions, under the equity method whereby the subsidiary’s net earnings are recognized in the Company’s consolidated statement of income and the investment in these entities is included in other assets in the Company’s consolidated statements of financial condition. The Corporation is not allowed to consolidate the capital trusts as they have been formed for the sole purpose of issuing trust preferred securities, from which the proceeds were invested in the Company’s junior subordinated debt securities and reflected in our consolidated statements of financial condition as subordinated debentures with the corresponding interest distributions reflected as interest expense in the consolidated statements of income. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debt. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The capital securities held by the capital trust qualify as Tier 2 capital. See Note 9 - Subordinated Debentures for additional information.

Note 17 – Subsequent Events

Quarterly Cash Dividend

        On July 24, 2020, the Corporation’s Board of Directors declared a cash dividend of $0.25 per share, payable on August 14, 2020 to shareholders of record on August 7, 2020.

Sale of SBA PPP loan portfolio

On July 21, 2020, the Company entered into an agreement to sell its entire $1.13 billion SBA PPP loan portfolio to a seasoned and experienced non-bank lender and servicer of SBA loans. The sale closed on July 28, 2020, resulting in improved balance sheet liquidity and a gain on sale of approximately of $18.9 million, net of net deferred origination fees and purchase discounts.

Branch Consolidations

        Following the Opus acquisition, the Company notified the Federal Reserve Bank of San Francisco that it intends to consolidate and close twenty (20) Bank branch offices located throughout California, Arizona and Washington (the “Branch Consolidations”). The Branch Consolidations reflect the Company’s ongoing cost reduction initiatives and undertakings to further improve the overall efficiency of its operations, and are expected to be consummated in October 2020.

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

The COVID-19 pandemic is adversely affecting us, our customers, counterparties, employees and third party service providers, and given its ongoing and dynamic nature, the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility, which could result in impairment to our goodwill in future periods.  Changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance. In addition to the foregoing, the following additional factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•The strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
•The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
•Inflation/deflation, interest rate, market and monetary fluctuations;
•The effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, FASB or other accounting standards setters, including ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the CECL model, which has changed how we estimate credit losses and has increased the required level of our allowance for credit losses since adoption on January 1, 2020;
•The effect of acquisitions we have made or may make, such as our recent acquisition of Opus, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions and/or the failure to effectively integrate an acquisition target into our operations;
•The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
•The impact of changes in financial services policies, laws and regulations, including those concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;
•The expected discontinuation of the LIBOR after 2021 and uncertainty regarding potential alternative reference rates, including SOFR;
•The effectiveness of our risk management framework and quantitative models;

•Changes in the level of our nonperforming assets and charge-offs;
•Possible credit-related impairments of securities held by us;
•Possible impairment charges to goodwill;
•The impact of current governmental efforts to restructure the U.S. financial regulatory system, including any amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”);
•Changes in consumer spending, borrowing and savings habits;
•The effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
•Our ability to attract deposits and other sources of liquidity;
•The possibility that we may reduce or discontinue the payments of dividends on our common stock;
•Changes in the financial performance and/or condition of our borrowers;
•Changes in the competitive environment among financial and bank holding companies and other financial service providers;
•Public health crises and pandemics, including the COVID-19 pandemic, and the effects on the economic and business environments in which we operate, including our credit quality and business operations, as well as the impact on general economic and financial market conditions;
•Geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;
•Cybersecurity threats and the cost of defending against them, including the costs of compliance with potential legislation to combat cybersecurity at a state, national or global level;
•Natural disasters, earthquakes, fires and severe weather;
•Unanticipated regulatory, legal or judicial proceedings;
•Ambiguity in the rules and regulatory guidance regarding the SBA PPP loan program; and
•Our ability to manage the risks involved in the foregoing.

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

GENERAL

        This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020.

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

        We provide banking products and services, including deposit accounts, digital banking, and treasury management services, throughout the western United States in major metropolitan markets in California, Washington, Oregon, Arizona, and Nevada to businesses, professionals, entrepreneurs, real estate investors and non-profit organizations, as well as consumers in the communities we serve. We also offer a wide array of loan products, such as commercial business loans, lines of credit, SBA loans, commercial real estate loans, agribusiness loans, franchise lending, home equity lines of credit, and construction loans. Additionally, through our Homeowners’ Associations (“HOA”) Banking and Lending and Franchise Capital units we can provide customized cash management, electronic banking services and credit facilities to HOAs, HOA management companies and quick service restaurant (“QSR”) franchise owners nationwide. With the acquisition of Opus in June 2020, we offer commercial escrow services through our Commerce Escrow division that facilitates tax-deferred commercial exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended, and offer clients IRA custodial and maintenance services through our Pacific Premier Trust division that serves as a custodian for self-directed IRAs, the funds of which account owners use for self-directed investments in various alternative asset classes.

Our corporate headquarters are located in Irvine, California. At June 30, 2020, the Bank operated 86 full-service depository branches located in California, Washington, Arizona, Oregon, and Nevada. Following the planned branch Consolidations, which are expected to be consummated in October 2020, the Bank will operate 65 full-service depository branches.

        Through our branches and our web site at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking and on-line bill payment. We also offer a variety of loan products, including commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans and home equity loans. The Bank funds it’s lending and investment activities with retail and commercial deposits obtained through its branches, advances from the FHLB, lines of credit and wholesale and brokered certificates of deposit.

        Our principal source of income is the net spread between interest earned on loans and investments and the interest costs associated with deposits and borrowings used to finance the loan and investment portfolios. Additionally, the Bank generates fee income from loan and investment sales, and various products and services offered to depository, loan, escrow and IRA custodial clients.

COVID-19 PANDEMIC

The COVID-19 outbreak was declared a Public Health Emergency of International Concern by the World Health Organization on January 30, 2020 and a pandemic by the World Health Organization on March 11, 2020.  The ongoing COVID-19 pandemic global and national health emergency has caused significant disruption in the United States and international economies and financial markets. The operations and business results of the Company have been and could continue to be materially adversely affected.

        Correspondingly, in early March 2020, the Company began preparing for potential disruptions and government limitations of activity in the markets in which we serve. We activated our Business Continuity Program and Pandemic Preparedness Plan and were able to quickly execute on multiple initiatives to adjust our operations to protect the health and safety of our employees and clients. We expanded remote-access availability to ensure a greater number of employees have the capability to work from home or other remote locations without impacting our operations while continuing to provide a superior level of customer service. Since the beginning of the crisis, we have been in close contact with our clients, assessing the level of impact on their businesses, and implementing a process to evaluate each client’s specific situation and where appropriate, providing relief programs. We also enhanced client awareness of our digital banking offerings to ensure that we continue to provide a superior level of customer service. The Company’s branches remain open with reduced office hours and we have taken steps to comply with various government directives regarding social distancing, use of personal protective equipment in the work place and following the guidance from the Centers of Disease Control (“CDC”) to protect our employees.

During the second quarter of 2020, the Company continued its efforts to monitor the Bank’s loan portfolio to identify potential at-risk segments and line of credit draws for deviations from normal activity, increase the reserved allocated to these portfolios, and support our customers affected by the COVID-19 pandemic, including but not limited to the following:

•Participated in the Small Business Administration’s Paycheck Protection Program

On March 27, 2020, the CARES Act was signed into law, which authorized the SBA to guarantee $349 billion in loans under the PPP program. Loans under the PPP do not require collateral or personal guarantees and, as such, these loans are generally included within our commercial loans segment. Loans under the PPP are designed to provide assistance for small businesses during the COVID-19 pandemic to help meet the costs associated with payroll, mortgage interest, rent and utilities. These loans, carrying a fixed rate of 1.00%, are 100% guaranteed by the SBA and forgiveness of the loan, by the SBA, is granted to the borrower if the borrower uses at least 75% of the funds to cover the cost of payroll. Forgiveness is also based on the small business maintaining or quickly rehiring their employees and maintaining salary levels for their employees. As the initial funding allotted for PPP loans had been fully committed in two weeks after it was opened on April 3, 2020, the Paycheck Protection Program and Health Care Enhancement Act was signed into law on April 24, 2020, which authorized an additional $310 billion for guarantees of PPP loans.

We were able to quickly establish our process for participating in the SBA PPP program that enabled our clients to utilize this valuable resource beginning in April 2020. Our team has executed over 3,700 PPP loans for approximately $1.12 billion in the two rounds of the program, which has allowed us to further strengthen and deepen our client relationships, while positively impacting tens of thousands of individuals.

On July 21, 2020, the Company entered into an agreement to sell its entire $1.13 billion SBA PPP loan portfolio to a seasoned and experienced non-bank lender and servicer of SBA loans. The sale closed on July 28, 2020, resulting in improved balance sheet liquidity and a gain on sale of approximately of $18.9 million, net of net deferred origination fees and net purchase discounts.

•Implemented a temporary loan modification program for borrowers affected by the COVID-19 pandemic, including payment deferrals, fee waivers and extensions of repayment terms.

        In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Bank established COVID-19 temporary modification program, including interest-only payments or full payment deferrals for clients that are adversely affected by the COVID-19 pandemic. The CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019, are not classified as TDRs. In accordance with interagency guidance issued in April 2020, these short-term modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders, including payment deferrals, fee waivers and extensions of repayment terms, do not need to be identified as TDRs if the loans were current at the time a modification plan was implemented. As of June 30, 2020, 1,461 loans with a total recorded balance of $2.24 billion were modified due to COVID-19 hardship under the CARES Act, which represents 14.9% of the Company’s total loans held for investment as of that date.

        Additionally, the CARES Act provides for relief on existing and new SBA loans through the Small Business Debt Relief. As part of the SBA Small Business Debt Relief, the SBA will automatically pay principal, interest and fees of certain SBA loans for a period of six months for both existing loans and new loans issued prior to September 27, 2020. At June 30, 2020, approximately 521 loans, representing approximately $152.4 million aggregate principal amount of qualifying loans, are eligible for this relief. The CARES Act also provides for mortgage payment relief and a foreclosure moratorium.

The extent to which the COVID-19 pandemic impacts the Company’s business, asset valuations, results of operations and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the scope and duration of the COVID-19 pandemic and the actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, investments, loans, loan servicing rights and deferred tax assets.

        Given the fluidity of the situation, management cannot estimate the long term impact of the COVID-19 pandemic at this time. During the second quarter of 2020, the Company performed a qualitative assessment to determine if it is more likely than not that the estimated fair value of the Company exceeds its carrying value. The results of this analysis indicated no impairment of goodwill as of June 30, 2020. Additionally, as part of the Company’s qualitative analysis, the Company reviewed market related data as additional corroborated evidence in its assessment of whether it was more likely than not the estimated fair value of the Company exceeds its carrying value. This assessment of market related data included an initial assessment of the fair value of the Company’s equity as compared to its carrying value with the assistance from an independent third party. The assessment of market related data included factors such as: the Company’s stock price on an actual, 15-day and 30-day average basis as of June 30, 2020, and an implied 40% market participant acquisition premium, which was based upon control premiums for regional banks during the 2008 and 2009 financial crisis. This initial assessment of the fair value of the Company’s equity through observations of market related data provided additional supporting evidence as of June 30, 2020 that the carrying value of goodwill was not impaired. As of June 30, 2020, our goodwill had a balance of $901.2 million.

        The preventative measures taken by various state and local governments, as well as the U.S. government, to stem the spread and impact of the COVID-19 pandemic, have contributed to further strain on economic conditions. Certain businesses and service providers have not been able to conduct operations in their usual manner or have had to temporarily halt operations altogether. While the magnitude of the impact from the COVID-19 pandemic and the related preventative measures taken is uncertain and difficult to predict, we anticipate the COVID-19 pandemic to have an impact on the following:

•Loan growth and interest income - Current weakness in economic activity will likely have an impact on our borrowers, the businesses they operate and their financial condition. If we experience a protracted decline in economic activity, our borrowers may have less demand for credit needed to invest in and expand their businesses and/or support their ongoing operations. Additionally, our borrowers may have less demand for real estate and consumer loans. Additionally, during the first quarter of 2020, the Federal Reserve’s Federal Open Market Committee reduced the federal funds rate to a range of 0% to 0.25%. The potential for a reduction in future loan growth in conjunction with the decline in interest rates will place pressure on the level of and yield on earnings assets which may negatively impact our interest income.

•Credit quality - Increases in unemployment, declines in consumer confidence, and a reluctance on the part of businesses to invest in and expand their operations, among other things, may result in additional weakness in economic conditions, place strain on our borrowers and ultimately impact the credit quality of our loan portfolio. We expect this would result in increases in the level of past due, nonaccrual and classified loans, as well as higher net charge-offs. Deterioration in credit quality in conjunction with weakness in current and expected economic conditions, may require us to record additional provisions for credit losses.

•CECL - On January 1, 2020, the Company adopted ASC 326, which requires the Company to measure credit losses on certain financial assets, such as loans and debt securities, using the CECL model. The CECL model for measuring credit losses is highly dependent upon expectations of future economic conditions and requires a considerable amount of judgment. Should expectations concerning future economic conditions continue to deteriorate, the Company may be required to record additional provisions for credit losses.

•Impairment charges - Prolonged deterioration in economic conditions will likely adversely impact the Company’s operating results and the value of certain of our assets. As a result, the Company may be required to write-down the value of certain assets such as goodwill or deferred tax assets when there is evidence to suggest their value has become impaired or will not be realizable at a future date.

        The U.S. government as well as other state and local policy makers have responded to the COVID-19 pandemic with actions geared to support not only the health and well-being of the public, but also consumers, businesses and the economy as a whole. However, the impact and overall effectiveness of these actions is difficult to determine at this time.

ACQUISITION OF OPUS

        Effective as of June 1, 2020, the Corporation completed the acquisition of Opus, a California-chartered state bank headquartered in Irvine, California, pursuant to a definitive agreement dated as of January 31, 2020. At closing, Opus had $8.32 billion in total assets, $5.94 billion in gross loans and $6.91 billion in total deposits and operated 46 banking offices located throughout California, Washington, Oregon and Arizona. As a result of the Opus acquisition, the Corporation acquired specialty lines of business, including trust and escrow services.

        Pursuant to the terms of the merger agreement, the consideration paid to Opus shareholders consisted of whole shares of the Corporation’s common stock and cash in lieu of fractional shares of the Corporation’s common stock. Upon consummation of the transaction, (i) each share of Opus common stock issued and outstanding immediately prior to the effective time of the acquisition was canceled and exchanged for the right to receive 0.900 shares of the Corporation’s common stock, with cash to be paid in lieu of fractional shares at a rate of $19.31 per share, and (ii) each share of Opus Series A non-cumulative, non-voting preferred stock issued and outstanding immediately prior to the effective time of the acquisition was converted into and canceled in exchange for the right to receive that number of shares of the Corporation’s common stock equal to the product of (X) the number of shares of Opus common stock into which such share of Opus preferred stock is convertible in connection with, and as a result of, the acquisition, and (Y) 0.900, in each case, plus cash in lieu of fractional shares of the Corporation’s common stock.

The Corporation issued 34,407,403 shares of the Corporation’s common stock valued at $21.62 per share, which was the closing price of the Corporation’s common stock on May 29, 2020, the last trading day prior to the consummation of the acquisition, and paid cash in lieu of fractional shares. The Corporation assumed Opus’s warrants and options, which represent the issuance of up to approximately 406,778 and 9,538 additional shares of the Corporation’s common stock, valued at approximately $1.8 million and $46,000, respectively, and issued substitute restricted stock units in an aggregate amount of $328,000. The value of the total transaction consideration paid amounted to approximately $749.6 million.

As a result of the Opus acquisition, the Company acquired Opus and recorded net assets of $656.8 million. The estimated fair value of assets acquired and liability assumed primarily consists of the followings:

•$5.81 billion of loans;
•$937.1 million of cash and cash equivalents
•$829.9 million of investment securities
•$92.8 million of goodwill
•$16.1 million of core deposit intangible
•$3.2 million of customer relationship intangible
•$6.92 billion of deposits

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

The integration and system conversion of Opus is scheduled to occur in the first week of October 2020.

        For additional information about the acquisition of Opus, please see Note 4 - Acquisitions of these financial statements.

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

Acquired Loans

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

Acquired loans that are classified as PCD are acquired at fair value, which includes any resulting premiums or discounts. Premiums and discounts are amortized or accreted into interest income over the remaining life of the loan using the interest method. Unlike non-PCD loans, the initial ACL for PCD loans is established through an adjustment to the acquired loan balance and not through a charge to provision for credit losses in the period in which the loans were acquired. The ACL for PCD loans is determined with the use of the Company’s ACL methodology, and is recorded as an adjustment to the acquired loan balance on the date of acquisition. Characteristics of PCD loans include: delinquency, downgrade in credit quality since origination, loans on nonaccrual status and/or other factors the Company may become aware of through its initial analysis of acquired loans that may indicate there has been more than insignificant deterioration in credit quality since a loan’s origination. In connection with the Opus acquisition on June 1, 2020, the Company acquired PCD loans with an aggregate fair value of approximately $841.2 million, and recorded a net ACL of approximately $21.2 million, which was added to the amortized cost of the loans.

Subsequent to acquisition, the ACL for both non-PCD and PCD loans are determined with the use of the Company’s ACL methodology in the same manner as all other loans.

Goodwill

Goodwill assets arise from the acquisition method of accounting for business combinations and represent the excess value of the consideration paid over the fair value of the net assets acquired. Goodwill assets are deemed to have indefinite lives, are not subject to amortization and instead are tested for impairment at least annually. The Company’s policy is to assess goodwill for impairment in the fourth quarter of each year or more frequently if events or circumstances lead management to believe the value of goodwill may be impaired. Impairment testing is performed at the reporting unit level, which is considered the Company level as management has identified the Company as its sole reporting unit as of the date of the consolidated balance sheets. Management’s assessment of goodwill first consists of a qualitative assessment to determine if it is more likely than not the fair value of the Company’s equity is below its carrying value. Should the results of this analysis indicate it is likely the fair value of the Company’s equity is below its carrying value, the Company performs a quantitative assessment of goodwill to determine the fair value of the reporting unit and compares it to its carrying value. If the fair value of the reporting unit is below its carrying value, the Company would then compare the implied fair value of the reporting unit goodwill to its carrying value to determine the amount of impairment to recognize. Impairment losses are recorded as a charge to noninterest expense.

The Company is required to employ the use of significant judgment in its assessment of goodwill, both in a qualitative assessment and a quantitative assessment, if needed. Assessments of goodwill often require the use of fair value estimates which are dependent upon various factors including estimates concerning the Company’s long term growth prospects. Imprecision in estimates can affect the estimated fair value of the reporting unit in a goodwill assessment. Additionally, various events or circumstances could have a negative effect on the estimated fair value of a reporting unit, including declines in business performance, increases in credit losses, as well as deterioration in economic or market conditions, which may result in a material impairment charge to earnings in future periods.

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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2020	2020	2019	2020	2019
	(Dollars in thousands)
Net income	$(99,091)	$25,740	$38,527	$(73,351)	$77,245
Plus: CDI amortization expense	4,040	3,965	4,281	8,005	8,717
Less: CDI amortization expense tax adjustment (1)	1,159	1,137	1,240	2,296	2,528
Net income for average tangible common equity	$(96,210)	$28,568	$41,568	$(67,642)	$83,434

Average stockholders’ equity	$2,231,722	$2,037,126	$1,999,986	$2,134,424	$1,995,946
Less: average CDI	84,148	81,744	94,460	82,946	96,710
Less: average goodwill	838,725	808,322	808,778	823,524	808,752
Average tangible common equity	$1,308,849	$1,147,060	$1,096,748	$1,227,954	$1,090,484

Return on average equity (2)	(17.76)%	5.05%	7.71%	(6.87)%	7.74%
Return on average tangible common equity (2)	(29.40)%	9.96%	15.16%	(11.02)%	15.30%
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

	June 30,	December 31,
	2020	2019
	(Dollars in thousands)
Total stockholders’ equity	$2,654,647	$2,012,594
Less: Intangible assets	995,716	891,634
Tangible common equity	$1,658,931	$1,120,960

Book value per share	$28.14	$33.82
Less: intangible book value per share	10.55	14.98
Tangible book value per share	$17.58	$18.84

Total assets	$20,517,074	$11,776,012
Less: Intangible assets	995,716	891,634
Tangible assets	$19,521,358	$10,884,378

Tangible common equity ratio	8.50%	10.30%

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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2020	2020	2019	2020	2019
	(Dollars in thousands)
Total noninterest expense	$115,970	$66,631	$63,936	$182,601	$127,513
Less: CDI amortization	4,040	3,965	4,281	8,005	8,717
Less: merger-related expense	39,346	1,724	5	41,070	660
Less: other real estate owned operations, net	9	14	62	23	65
Noninterest expense, adjusted	$72,575	$60,928	$59,588	$133,503	$118,071

Net interest income before provision for loan losses	$130,292	$109,175	$110,641	$239,467	$222,047
Add: total noninterest income	6,898	14,475	6,324	21,373	14,005
Less: net gain (loss) from investment securities	(21)	7,760	212	7,739	639
Less: net gain (loss) from other real estate owned	(55)	—	72	(55)	72
Revenue, adjusted	$137,266	$115,890	$116,681	$253,156	$235,341

Efficiency ratio	52.9%	52.6%	51.1%	52.7%	50.2%

        Core net interest income and core net interest margin are non-GAAP financial measures derived from GAAP-based amounts. We calculate core net interest income by excluding scheduled accretion income, accelerated accretion income, premium amortization on CDs and nonrecurring nonaccrual interest paid from net interest income. The core net interest margin is calculated as the ratio of core net interest income to average interest-earning assets. Management believes that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
	(Dollars in thousands)
Net interest income	$130,292	$109,175	$110,641	$239,467	$222,047
Less: scheduled accretion income	3,501	1,793	2,387	5,294	4,960
Less: accelerated accretion income	2,347	2,312	2,563	4,659	3,795
Less: premium amortization on CDs	1,054	63	124	1,117	325
Less: nonrecurring nonaccrual interest paid	(142)	—	104	(142)	265
Core net interest income	$123,532	$105,007	$105,463	$228,539	$212,702

Average interest-earning assets	$13,831,914	$10,363,570	$10,363,988	$12,097,742	$10,351,687

Net interest margin (1)	3.79%	4.24%	4.28%	3.98%	4.33%
Core net interest margin (1)	3.59%	4.08%	4.08%	3.80%	4.14%
______________________________
(1) Ratio is annualized.

Pre-provision net revenue is a non-GAAP financial measure derived from GAAP-based amounts. We calculate the pre-provision net revenue by excluding income tax, provision for credit losses and merger related expenses from the net income. Management believes that the exclusion of such items from this financial measures provides useful information to gain an understanding of the operating results of our core business and a better comparison to the financial results of prior periods.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
	(Dollars in thousands)
Interest income	$144,122	$123,789	$132,414	$267,911	$263,657
Interest expense	13,830	14,614	21,773	28,444	41,610
Net interest income	130,292	109,175	110,641	239,467	222,047
Noninterest income	6,898	14,475	6,324	21,373	14,005
Revenue	137,190	123,650	116,965	260,840	236,052
Noninterest expense	115,970	66,631	63,936	182,601	127,513
Add: merger-related expense	39,346	1,724	5	41,070	660
Pre-provision net revenue	$60,566	$58,743	$53,034	$119,309	$109,199
Pre-provision net revenue (annualized)	$242,264	$234,972	$212,136	$238,618	$218,398

Average assets	$15,175,310	$11,591,336	$11,585,973	$13,383,324	11,574,813

Pre-provision net revenue on average assets	0.40%	0.51%	0.46%	0.89%	0.94%
Pre-provision net revenue on average assets (annualized)	1.60%	2.03%	1.83%	1.78%	1.89%

RESULTS OF OPERATIONS

        The following table presents the components of results of operations, share data and performance ratios for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2020	2020	2019	2020	2019
	(Dollar in thousands, except per share data and percentages)
Operating Data
Interest income	$144,122	$123,789	$132,414	$267,911	$263,657
Interest expense	13,830	14,614	21,773	28,444	41,610
Net interest income	130,292	109,175	110,641	239,467	222,047
Provision for credit losses	160,635	25,454	334	186,089	1,860
Net interest (loss) income after provision for credit losses	(30,343)	83,721	110,307	53,378	220,187
Net (loss) gains from loan sales	(2,032)	771	902	(1,261)	2,631
Other noninterest income	8,930	13,704	5,422	22,634	11,374
Noninterest expense	115,970	66,631	63,936	182,601	127,513
Net (loss) income before income taxes	(139,415)	31,565	52,695	(107,850)	106,679
Income tax (benefit) expense	(40,324)	5,825	14,168	(34,499)	29,434
Net (loss) income	$(99,091)	$25,740	$38,527	$(73,351)	$77,245
Pre-provision net revenue (3)	$60,566	$58,743	$53,034	$119,309	$109,199
Share Data
Net income (loss) per share:
Basic	$(1.41)	$0.43	$0.62	$(1.14)	$1.24
Diluted	(1.41)	0.43	0.62	(1.14)	1.23
Dividends declared per share	0.25	0.25	0.22	0.50	0.44
Dividend payout ratio (1)	(17.73)%	57.83%	35.42%	(43.90)%	35.48%
Performance Ratios
Return on average assets (2)	(2.61)%	0.89%	1.33%	(1.10)%	1.33%
Return on average equity (2)	(17.76)	5.05	7.71	(6.87)	7.74
Return on average tangible common equity (2)(3)	(29.40)	9.96	15.16	(11.02)	15.30
Pre-provision net revenue on average assets (2)(3)	1.60	2.03	1.83	1.78	1.89
Average equity to average assets	14.71	17.57	17.26	15.95	17.24
Efficiency ratio (4)	52.9	52.6	51.1	52.7	50.2
______________________________
(1) Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.
(2) Ratio is annualized.
(3) A reconciliation of the non-U.S. GAAP measures of return on average tangible common equity, pre-provision net revenue and pre-provision net revenue on average assets are set forth in the Non-GAAP Measures section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.
(4) Represents the ratio of noninterest expense less other real estate owned operations, core deposit intangible amortization and merger-related expense to the sum of net interest income before provision for credit losses and total noninterest income, less gains/(loss) on sale of securities, other-than-temporary impairment recovery/(loss) on investment securities, and gain/(loss) from other real estate owned and gain/(loss) from debt extinguishment.

The Company completed the acquisition of Opus effective June 1, 2020. The Company's financial statements for the second quarter include 30 days of Opus's operations, post-merger, which impacts the comparability of the current quarter's results to prior periods.

In the second quarter of 2020, we reported net loss of $99.1 million, or $(1.41) per diluted share. This compares with net income of $25.7 million, or $0.43 per diluted share, for the first quarter of 2020. The decrease is primarily due to a $135.2 million increase in provision for credit losses, a $37.6 million increase in merger-related expenses, a $11.7 million increase in noninterest expense excluding merger-related expenses, and a $7.6 million decrease in noninterest income, partially offset by a decrease in income tax expense of $46.1 million and a $21.1 million increase in net interest income.

        Net loss of $99.1 million, or $(1.41) per diluted share, for the second quarter of 2020 compares to net income for the second quarter of 2019 of $38.5 million, or $0.62 per diluted share. The decrease in net income of $137.6 million during the second quarter of 2020 compared to the second quarter of 2019 was primarily due to a $160.3 million increase in provision for credit losses, a $39.3 million increase in merger-related expenses, and a $12.7 million increase in noninterest expense excluding merger-related expenses, partially offset by a $54.5 million decrease in income tax expense, a $19.7 million increase in net interest income and a $574,000 increase in noninterest income.

        For the three months ended June 30, 2020, the Company’s return on average assets was (2.61)% and return on average tangible common equity was (29.40)%. For the three months ended March 31, 2020, the return on average assets was 0.89% and the return on average tangible common equity was 9.96%. For the three months ended June 30, 2019, the return on average assets was 1.33% and the return on average tangible common equity was 15.16%.

For the six months ended June 30, 2020, the Company recorded net loss of $73.4 million, or $(1.14) per diluted share. This compares with net income of $77.2 million or $1.23 per diluted share for the six months ended June 30, 2019. The decrease in net income of $150.6 million was mostly due to the $184.2 million increase in provision for credit losses, a $40.4 million increase in merger-related expenses, and a $14.7 million increase in noninterest expense excluding merger-related expenses, partially offset by a $63.9 million decrease in income tax expense, a $17.4 million increase in net interest income and a $7.4 million increase in noninterest income.

        For the six months ended June 30, 2020, the Company’s return on average assets was (1.10)% and return on average tangible common equity was (11.02)%, compared with a return on average assets of 1.33% and a return on average tangible common equity of 15.30% for the six months ended June 30, 2019.

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

        Net interest income totaled $130.3 million in the second quarter of 2020, an increase of $21.1 million, or 19.3%, from the first quarter of 2020. The increase in net interest income reflected higher average interest-earning assets of $2.60 billion, primarily related to the acquisition of Opus, which added $5.81 billion of loans after purchase accounting adjustments, higher accretion income, and a lower cost of funds driven by a lower cost of deposits and an increase in noninterest-bearing deposits, all of which was partially offset by lower average loan and investment yields.

        The net interest margin for the second quarter of 2020 was 3.79%, compared with 4.24% in the prior quarter. Our core net interest margin, which excludes the impact of loan accretion income of $5.8 million, compared to $4.1 million in the prior quarter, certificates of deposit mark-to-market amortization and one-time adjustments, decreased 48 basis points to 3.59%, compared to 4.08% in the prior quarter, primarily attributable to lower loan and investment yields, partially offset by a lower cost of deposits. The lower loan yields were driven primarily by the addition of the Opus loan portfolio, the origination and retention of the SBA PPP loans, which have a coupon rate of 1%, as well as the impact of loan repricing as a result of the Federal Reserve Board's federal funds rate decrease in March 2020. The lower cost of funds was driven principally by lower rates paid on deposits and increased noninterest-bearing deposits, partially offset by the higher rates paid on Opus's deposits.

        Net interest income for the second quarter of 2020 increased $19.7 million, or 17.8%, compared to the second quarter of 2019. The increase was attributable to an increase in average interest-earning assets of $3.47 billion, which primarily resulted from the acquisition of Opus in the second quarter of 2020, as well as organic loan growth, including SBA PPP loans, and a lower cost of funds, partially offset by lower loan and investment yields.

For the first six months ended 2020, net interest income increased $17 million, or 8%, compared to the first six months ended 2019. The increase was related to an increase in average interest-earning assets of $1.7 billion, which resulted primarily from our acquisitions of Opus on June 1, 2020, partially offset by lower average loan and investment yields.

        The following table presents the interest spread, net interest margin, average balances calculated based on daily average, interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, and the average yield/rate by asset and liability component for the periods indicated:

	Average Balance Sheet
	Three Months Ended
	June 30, 2020			March 31, 2020			June 30, 2019
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$796,761	$215	0.11%	$215,746	$216	0.40%	$187,963	$435	0.93%
Investment securities	1,792,432	10,568	2.36	1,502,572	10,308	2.74	1,396,585	10,119	2.90
Loans receivable, net (1)(2)	11,242,721	133,339	4.77	8,645,252	113,265	5.27	8,779,440	121,860	5.57
Total interest-earning assets	13,831,914	144,122	4.19	10,363,570	123,789	4.80	10,363,988	132,414	5.12
Noninterest-earning assets	1,343,396			1,227,766			1,221,985
Total assets	$15,175,310			$11,591,336			$11,585,973
Liabilities and equity
Interest-bearing deposits:
Interest checking	$1,417,846	$844	0.24	$576,203	$609	0.43	$543,473	$535	0.39
Money market	4,242,990	5,680	0.54	3,161,867	6,071	0.77	2,978,065	7,305	0.98
Savings	283,632	101	0.14	238,848	97	0.16	242,483	92	0.15
Retail certificates of deposit	1,148,874	2,251	0.79	936,489	3,464	1.49	1,025,404	4,610	1.80
Wholesale/brokered certificates of deposit	224,333	779	1.40	43,432	246	2.28	555,963	3,449	2.49
Total interest-bearing deposits	7,317,675	9,655	0.53	4,956,839	10,487	0.85	5,345,388	15,991	1.20
FHLB advances and other borrowings	143,813	217	0.61	337,551	1,081	1.29	491,706	3,083	2.51
Subordinated debentures	287,368	3,958	5.51	215,190	3,046	5.66	183,639	2,699	5.88
Total borrowings	431,181	4,175	3.89	552,741	4,127	3.00	675,345	5,782	3.43
Total interest-bearing liabilities	7,748,856	13,830	0.72	5,509,580	14,614	1.07	6,020,733	21,773	1.45
Noninterest-bearing deposits	4,970,812			3,898,399			3,426,508
Other liabilities	223,920			146,231			138,746
Total liabilities	12,943,588			9,554,210			9,585,987
Stockholders’ equity	2,231,722			2,037,126			1,999,986
Total liabilities and equity	$15,175,310			$11,591,336			$11,585,973
Net interest income		$130,292			$109,175			$110,641

Net interest margin (3)			3.79%			4.24%			4.28%
Cost of deposits			0.32			0.48			0.73
Cost of funds (4)			0.44			0.62			0.92
Ratio of interest-earning assets to interest-bearing liabilities			178.50			188.10			172.14
______________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums.
(2) Interest income includes net discount accretion of $5.8 million, $4.1 million and $5.0 million, respectively.
(3) Represents annualized net interest income divided by average interest-earning assets.
(4) Represents annualized total interest expense divided by the sum of average total interest-bearing liabilities and noninterest-bearing deposits.

	Average Balance Sheet
	Six Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$506,253	$431	0.17%	$180,827	$813	0.91%
Investment securities	1,647,502	20,876	2.53%	1,347,802	19,508	2.89%
Loans receivable, net (1)(2)	9,943,987	246,604	4.99%	8,823,058	243,336	5.56%
Total interest-earning assets	12,097,742	267,911	4.45%	10,351,687	263,657	5.14%
Noninterest-earning assets	1,285,582			1,223,126
Total assets	$13,383,324			$11,574,813
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$997,025	$1,453	0.29%	$539,815	$1,009	0.38%
Money market	3,702,429	11,751	0.64%	2,945,622	13,839	0.95%
Savings	261,239	198	0.15%	246,032	178	0.15%
Retail certificates of deposit	1,042,681	5,715	1.10%	1,013,441	8,668	1.72%
Wholesale/brokered certificates of deposit	133,882	1,025	1.54%	465,396	5,581	2.42%
Total interest-bearing deposits	6,137,256	20,142	0.66%	5,210,306	29,275	1.13%
FHLB advances and other borrowings	240,682	1,298	1.08%	630,248	7,885	2.52%
Subordinated debentures	251,279	7,004	5.57%	147,193	4,450	6.05%
Total borrowings	491,961	8,302	3.39%	777,441	12,335	3.20%
Total interest-bearing liabilities	6,629,217	28,444	0.86%	5,987,747	41,610	1.40%
Noninterest-bearing deposits	4,434,605			3,453,500
Other liabilities	185,078			137,620
Total liabilities	11,248,900			9,578,867
Stockholders’ equity	2,134,424			1,995,946
Total liabilities and equity	$13,383,324			$11,574,813
Net interest income		$239,467			$222,047

Net interest margin (3)			3.98%			4.33%
Cost of funds (4)			0.52%			0.89%
Ratio of interest-earning assets to interest-bearing liabilities			182.49%			172.88%
_____________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums.
(2) Interest income includes net discount accretion of $10.0 million and $8.8 million, respectively.
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

        Changes in our net interest income are a function of changes in volumes, days in a period and rates of interest-earning assets and interest-bearing liabilities. The following tables present the impact that the volume, days in a period and rate changes have had on our net interest income for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•Changes in volume (changes in volume multiplied by prior rate);
•Changes in days in a period (changes in days in a period multiplied by daily interest; no changes in days for comparisons of the three months ended June 30, 2020 to the three months ended March 31, 2020 and the three months ended June 30, 2019);
•Changes in interest rates (changes in interest rates multiplied by prior volume and includes the recognition of discounts/premiums and deferred fees/costs); and
•The net change or the combined impact of volume, days in a period and rate changes allocated proportionately to changes in volume, days in a period and changes in interest rates.

	Three Months Ended June 30, 2020 Compared to Three Months Ended March 31, 2019 Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$(2)	$1	$(1)
Investment securities	922	(662)	260
Loans receivable, net	29,344	(9,270)	20,074
Total interest-earning assets	30,264	(9,931)	20,333
Interest-bearing liabilities
Interest checking	338	(103)	235
Money market	(3,095)	2,704	(391)
Savings	12	(8)	4
Retail certificates of deposit	1,131	(2,344)	(1,213)
Wholesale/brokered certificates of deposit	588	(55)	533
FHLB advances and other borrowings	(450)	(414)	(864)
Subordinated debentures	990	(78)	912
Total interest-bearing liabilities	(486)	(298)	(784)
Change in net interest income	$30,750	$(9,633)	$21,117

	Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019 Increase (Decrease) due to
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$(298)	$78	$(220)
Investment securities	1,305	(856)	449
Loans receivable, net	23,512	(12,033)	11,479
Total interest-earning assets	24,519	(12,811)	11,708
Interest-bearing liabilities
Interest checking	407	(98)	309
Money market	28,492	(30,117)	(1,625)
Savings	15	(6)	9
Retail certificates of deposit	643	(3,002)	(2,359)
Wholesale/brokered certificates of deposit	(1,537)	(1,133)	(2,670)
FHLB advances and other borrowings	(1,390)	(1,476)	(2,866)
Subordinated debentures	1,417	(158)	1,259
Total interest-bearing liabilities	28,047	(35,990)	(7,943)
Change in net interest income	$(3,528)	$23,179	$19,651

	Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019 Increase (Decrease) due to
	Volume	Days	Rate	Net
	(Dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$(696)	$2	$312	$(382)
Investment securities	3,112	—	(1,744)	1,368
Loans receivable, net	9,911	1,355	(7,998)	3,268
Total interest-earning assets	$12,327	$1,357	$(9,430)	$4,254
Interest-bearing liabilities
Interest checking	$605	$8	$(169)	$444
Money market	7,970	65	(10,123)	(2,088)
Savings	19	1	—	20
Retail certificates of deposit	260	31	(3,244)	(2,953)
Wholesale/brokered certificates of deposit	(3,023)	6	(1,539)	(4,556)
FHLB advances and other borrowings	(3,425)	7	(3,169)	(6,587)
Subordinated debentures	3,012	—	(458)	2,554
Total interest-bearing liabilities	$5,418	$118	$(18,702)	$(13,166)
Change in net interest income	$6,909	$1,239	$9,272	$17,420

Provision for Credit Losses

Provision for credit losses for the second quarter of 2020 was $160.6 million, an increase of $135.2 million from the first quarter of 2020 and an increase of $160.3 million from the second quarter of 2019. The increases, which included a $150.3 million provision for loan losses and a $10.4 million provision for unfunded commitments, was primarily driven by unfavorable changes in economic forecasts employed in the Bank's CECL model and the Day 1 provision for loan losses of $75.9 million and the provision for unfunded commitments of $8.6 million resulting from the acquisition of Opus. The Opus acquisition Day 1 provision of credit losses does not include $21.2 million of reserves established for the PCD loans.

	Three Months Ended
	June 30,	March 31,	June 30,
	2020	2020	2019
Provision for Credit Losses	(Dollars in thousands)
Provision for loan losses	$150,257	$25,382	$742
Provision for unfunded commitments	10,378	72	(408)
Total provision for credit losses	$160,635	$25,454	$334

For the first six months of 2020, we recorded a $186.1 million provision for credit losses, an increase from $1.9 million recorded for the first six months of 2019. The increase, which included a $175.6 million provision for loan losses and a $10.5 million provision for unfunded commitments, was primarily driven by unfavorable changes in economic forecasts employed in the Bank's CECL model and the Day 1 provision for loan losses of $75.9 million and the provision for unfunded commitments of $8.6 million resulting from the acquisition of Opus.

	Six Months Ended
	June 30,	June 30,
	2020	2019
Provision for Credit Losses	(Dollars in thousands)
Provision for loans and lease losses	$175,639	$2,754
Provision for unfunded commitments	10,450	(894)
Total provision for credit losses	$186,089	$1,860

Noninterest Income

        The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2020	2020	2019	2020	2019
Noninterest Income	(Dollars in thousands)
Loan servicing fees	$434	$480	$409	$914	$807
Service charges on deposit accounts	1,399	1,715	1,441	3,114	2,771
Other service fee income	297	311	363	608	719
Debit card interchange fee income	457	348	1,145	805	2,216
Earnings on bank-owned life insurance	1,314	1,336	851	2,650	1,761
Net (loss) gain from sales of loans	(2,032)	771	902	(1,261)	2,631
Net (loss) gain from sales of investment securities	(21)	7,760	212	7,739	639
Trust administrative fees	2,397	—	—	2,397	—
Other income	2,653	1,754	1,001	4,407	2,461
Total noninterest income	$6,898	$14,475	$6,324	$21,373	$14,005
        Noninterest income for the second quarter of 2020 was $6.9 million, a decrease of $7.6 million, or 52.3%, from the first quarter of 2020. The decrease was primarily due to a $7.8 million decrease in net gain from sales of investment securities, and a $2.8 million decrease in net gain from the sales of loans, partially offset by $2.4 million of trust administrative fees from Pacific Premier Trust, the IRA custodian trust company division of the Bank acquired with the Opus Bank acquisition, and a $899,000 increase in other income, primarily due to $658,000 of recoveries from previously charged-off Opus loans.

During the second quarter of 2020, the Bank sold $15.4 million of other loans for a net loss of $2.0 million, compared with sales of $15.9 million of SBA and U.S. Department of Agriculture (“USDA”) loans for a net gain of $1.2 million and $23.0 million of other loans for a net loss of $404,000 during the prior quarter.

Noninterest income for the second quarter of 2020 increased $574,000, or 9.1%, compared to the second quarter of 2019. The increase was primarily related to $2.4 million of trust administrative fees, a $1.7 million increase in other income and a $463,000 increase in earnings on bank owned life insurance (“BOLI”) primarily due to the addition of BOLI from Opus, partially offset by a $2.9 million decrease in net gain from the sales of loans and a $688,000 decrease in debit card interchange fee income, primarily the result of the Bank becoming a non-exempt institution, effective July 1, 2019, under the Durbin Amendment that regulates debit card interchange fee income due to the Bank exceeding $10 billion in total assets.

The decrease in net gain from sales of loans for the second quarter of 2020 compared to the same period last year was primarily due to the recognition of a $2.0 million loss on the sales of other loans in the second quarter of 2020 compared with a loss of $1.3 million in the second quarter of 2019, and lower net gain from sales of SBA and USDA loans in the second quarter of 2020 compared to the second quarter of 2019. The Bank sold $24.4 million of SBA loans for a net gain of $2.2 million during the second quarter of 2019.

For the first six months of 2020, noninterest income totaled $21.4 million, an increase from $14.0 million for the first six months of 2019. The increase was primarily related to higher net gain from sales of investment securities of $7.1 million, $2.4 million of trust administrative fees from Pacific Premier Trust, the IRA custodian trust company division of the Bank acquired with the Opus Bank acquisition, and $1.9 million higher other income, due to $658,000 of recoveries from previously charged-off Opus loans, $631,000 increase in Community Reinvestment Act (“CRA”) related equity investments and $448,000 of swap fee income, as well as an $889,000 increase in earnings from BOLI attributable to the addition of BOLI from Opus. These increases were offset by $3.9 million decrease in net gain from the sales of loans and a $1.4 million decrease in debit card interchange fee income, primarily the result of the Bank becoming a non-exempt institution.

Noninterest Expense

        The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2020	2020	2019	2020	2019
Noninterest Expense	(Dollars in thousands)
Compensation and benefits	$43,011	$34,376	$33,847	$77,387	$67,235
Premises and occupancy	9,487	8,168	7,517	17,655	15,052
Data processing	4,465	3,253	3,036	7,718	5,966
Other real estate owned operations, net	9	14	62	23	65
FDIC insurance premiums	846	367	740	1,213	1,540
Legal, audit and professional expense	3,094	3,126	3,545	6,220	6,543
Marketing expense	1,319	1,412	1,425	2,731	2,922
Office, telecommunications and postage expense	1,533	1,103	1,311	2,636	2,521
Loan expense	823	822	1,005	1,645	1,878
Deposit expense	4,958	4,988	3,668	9,946	7,251
Merger-related expense	39,346	1,724	5	41,070	660
CDI amortization	4,040	3,965	4,281	8,005	8,717
Other expense	3,039	3,313	3,494	6,352	7,163
Total noninterest expense	$115,970	$66,631	$63,936	$182,601	$127,513
        Noninterest expense totaled $116.0 million for the second quarter of 2020, an increase of $49.3 million, or 74.0%, compared to the first quarter of 2020. The increase was primarily due to merger-related expense of $39.3 million for the second quarter of 2020 relating to the Opus acquisition. Excluding merger-related expense, noninterest expense totaled $76.6 million, an increase of $11.7 million, or 18.1%, compared to the first quarter of 2020, driven primarily by a $8.6 million increase in compensation and benefits, a $1.3 million increase in premises and occupancy, a $1.2 million increase in data processing, a $479,000 increase in FDIC insurance premiums, and a $430,000 increase in office, telecommunications and postage expense, all of which was primarily the result of the addition of operations, personnel and branches retained from the acquisition of Opus.

Noninterest expense increased by $52.0 million, or 81.4%, compared to the second quarter of 2019. The increase was primarily due to a $39.3 million merger-related expense related to the Opus acquisition, a $9.2 million increase in compensation and benefits, a $2.0 million increase in premises and occupancy, a $1.4 million increase in data processing and a $1.3 million increase in deposit expense as a result of the addition of operations, personnel and branches retained from the acquisition of Opus.

Noninterest expense totaled $183 million for the first six months of 2020, an increase of $55.1 million, or 43%, compared with the first six months of 2019. The increase was primarily due to merger-related expense of $41.1 million for the first six months of 2020 relating to the Opus acquisition. Excluding merger-related expense, noninterest expense totaled $141.5 million, an increase of $14.7 million, or 11.6%, compared to the six months of 2019 driven primarily by $10.2 million in compensation and benefits expenses, $2.7 million in deposit expense, $2.6 million in premises and occupancy expense and $1.8 million in data processing.

The Company’s efficiency ratio was 52.9% for the second quarter of 2020, compared to 52.6% for the first quarter of 2020 and 51.1% for the second quarter of 2019. The Company’s efficiency ratio was 52.7% for the first six months of 2020, compared to 50.2% for the first six months of 2019.

Income Taxes

        For the three months ended June 30, 2020, March 31, 2020 and June 30, 2019, income tax (benefit) expense was $(40.3) million, $5.8 million and $14.2 million, respectively, and the effective income tax rate was (28.9%), 18.5% and 26.9%, respectively. The income tax benefit recorded for the second quarter of 2020 was driven by the significant pre-tax loss recorded for the second quarter, due to the provision for credit losses and our merger-related costs associated with the acquisition of Opus. For the second quarter and first six months of 2020, the estimated effective tax rate is deemed highly sensitive as our permanent book to tax differences are significant compared to the estimated pre-tax book income for the year. As such, the Company determined it is appropriate to estimate the effective tax rate and related income tax benefit for the second quarter and the first six months of 2020 based on actual year-to-date pre-tax operating results rather than estimates of pre-tax operating results for the full year, as generally required by ASC 740. As of June 30, 2020, the Company believes the income tax benefit associated with the year-to-date pre-tax loss will be realizable.

        The total amount of unrecognized tax benefits was $3.1 million and $2.9 million as of June 30, 2020 and December 31, 2019, respectively, and was primarily comprised of unrecognized tax benefits from the Plaza Bancorp acquisition during 2017. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $180,000 and $0 at June 30, 2020 and December 31, 2019, respectively. The Company does not believe that the unrecognized tax benefits will change significantly within the next twelve months.

        The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued for $511,000 and $424,000 of such interest at June 30, 2020 and December 31, 2019, respectively. No amounts for penalties were accrued.

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

        The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carryback years, the forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of June 30, 2020 and December 31, 2019.

FINANCIAL CONDITION

        At June 30, 2020, assets totaled $20.52 billion, an increase of $8.74 billion, or 74.2%, from December 31, 2019. The increase was a result of the acquisition of Opus, which added $5.81 billion in loans, $937.1 million in cash, $829.9 million in investment securities, $191.4 million in BOLI and $92.8 million of goodwill, after purchase accounting adjustments, as well as $1.13 billion of SBA PPP loans. These increases were partially offset by increases of $246.6 million in allowance for credit losses on loans, reflecting a provision for loan losses of $150.3 million and an initial ACL of $21.2 million with respect to PCD loans from the acquisition of Opus. The provision increase was primarily a result of the Opus acquisition and the unfavorable changes in economic forecasts employed in the Bank's CECL modeling.

Loans

        Loans held for investment totaled $15.08 billion at June 30, 2020, an increase of $6.36 billion, or 72.9%, from December 31, 2019. The increase was primarily impacted by the acquisition of Opus, which added $5.81 billion of loans held for investment, after purchase accounting adjustments, as well as new loan originations, primarily SBA PPP loans of $1.13 billion, partially offset by loan prepayments and payoffs, and lower line utilization. Business line utilization rates decreased from 44.3% at the end of the fourth quarter of 2019 to 37.9% at the end of the second quarter of 2020. Since December 31, 2019, investor loans secured by real estate increased $4.27 billion, commercial loans increased $1.75 billion, business loans secured by real estate increased $332.2 million and retail loans increased $5.5 million.

        Loans held for sale, which primarily represent the guaranteed portion of SBA and USDA loans that the Bank originates for sale, decreased $665,000 from December 31, 2019 to $1.0 million.

        The total end-of-period weighted average interest rate on loans, net of fees and discounts, at June 30, 2020 was 4.12%, compared to 4.91% at December 31, 2019. The decrease reflects the impact of lower rates on new originations as well as the repricing of loans as a result of the Federal Reserve’s interest rate decreases. The quarter-over-quarter and year-over-year decreases reflect the impact of lower rates on new originations as well as the repricing of loans as a result of the Federal Reserve Board's federal funds rate decreases and the impact of the 1% SBA PPP loans. Excluding the SBA PPP loans, the end of period weighted average interest rate on loans, excluding fees and discounts, at June 30, 2020 was 4.46%.

        The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio, and gives the weighted average interest rate by loan category at the dates indicated:

	June 30, 2020			December 31, 2019
	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$2,783,692	18.5%	4.41%	$2,070,141	23.7%	4.61%
Multifamily	5,225,557	34.6	4.15	1,575,726	18.1	4.30
Construction and land	357,426	2.4	5.81	438,786	5.0	5.95
SBA secured by real estate	59,482	0.4	5.02	68,431	0.8	6.62
Total investor loans secured by real estate	8,426,157	55.9	4.31	4,153,084	47.6	4.67
Business loans secured by real estate
CRE owner-occupied	2,170,154	14.4	4.56	1,846,554	21.2	4.83
Franchise real estate secured	364,647	2.4	5.19	353,240	4.0	5.39
SBA secured by real estate	85,542	0.6	5.25	88,381	1.0	6.92
Total business loans secured by real estate	2,620,343	17.4	4.67	2,288,175	26.2	5.00
Commercial loans
Commercial and industrial	2,051,313	13.6	3.95	1,393,270	16.0	5.19
Franchise non-real estate secured	523,755	3.5	5.67	564,357	6.5	5.70
SBA non-real estate secured	21,057	0.1	5.38	17,426	0.2	7.06
SBA PPP	1,128,780	7.5	1.00	—	—	—
Total commercial loans	3,724,905	24.7	3.29	1,975,053	22.7	5.35
Retail loans
Single family residential	265,170	1.7	4.41	255,024	2.9	4.77
Consumer	46,309	0.3	2.50	50,975	0.6	3.96
Total retail loans	311,479	2.0	4.14	305,999	3.5	4.64
Gross loans held for investment (1)	15,082,884	100.0%	4.12	8,722,311	100.0%	4.91
Allowance for credit losses for loans held for investment (2)	(282,271)			(35,698)
Loans held for investment, net	$14,800,613			$8,686,613

Loans held for sale, at lower of cost or fair value	$1,007			$1,672
______________________________
(1) Includes unaccreted fair value net purchase discounts of $144.5 million and $40.7 million as of June 30, 2020 and December 31, 2019, respectively.
(2) The allowance for credit losses as of December 31, 2019 was accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the balance sheet date. Effective January 1, 2020, the allowance for credit losses is accounted for under ASC 326, which is reflective of estimated expected lifetime credit losses.

        Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally initiate proceedings to pursue our remedies under the loan documents. For loans secured by real estate, we record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. Loans delinquent 30 or more days as a percentage of loans held for investment were 0.25% at June 30, 2020, compared to 0.22% at December 31, 2019.

        The following table sets forth delinquencies in the Company’s loan portfolio as of the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(Dollars in thousands)
At June 30, 2020
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	3	$3,072	3	$3,072
Multifamily	3	3,118	—	—	—	—	3	3,118
Construction and land	2	895	—	—	1	1,802	3	2,697
SBA secured by real estate	—	—	—	—	2	988	2	988
Total investor loans secured by real estate	5	4,013	—	—	6	5,862	11	9,875
Business loans secured by real estate
CRE owner-occupied	1	1,062	1	319	4	5,931	6	7,312
SBA secured by real estate	—	—	—	—	3	1,006	3	1,006
Total business loans secured by real estate	1	1,062	1	319	7	6,937	9	8,318
Commercial loans
Commercial and industrial	13	796	10	3,116	6	5,726	29	9,638
Franchise non-real estate secured	—	—	—	—	3	8,442	3	8,442
SBA non-real estate secured	—	—	1	328	4	840	5	1,168
Total commercial loans	13	796	11	3,444	13	15,008	37	19,248
Retail loans
Single family residential	2	257	2	364	—	—	4	621
Consumer	2	120	2	6	—	—	4	126
Total retail loans	4	377	4	370	—	—	8	747
Total	23	$6,248	16	$4,133	26	$27,807	65	$38,188
Delinquent loans to loans held for investment		0.04%		0.03%		0.18%		0.25%
.
.

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
At December 31, 2019	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	2	$1,178	—	$—	2	$1,088	4	$2,266
SBA secured by real estate	—	—	—	—	1	390	1	390
Total investor loans secured by real estate	2	1,178	—	—	3	1,478	5	2,656
Business loans secured by real estate
CRE owner-occupied	1	331	—	—	—	—	1	331
SBA secured by real estate	—	—	1	589	4	846	5	1,435
Total business loans secured by real estate	1	331	1	589	4	846	6	1,766
Commercial loans
Commercial and industrial	7	422	6	826	2	2,996	15	4,244
Franchise non-real estate secured	—	—	2	9,142	—	—	2	9,142
SBA non-real estate secured	2	168	—	—	5	1,118	7	1,286
Total commercial loans	9	590	8	9,968	7	4,114	24	14,672
Retail loans
Consumer	1	5	1	2	1	1	3	8
Total retail loans	1	5	1	2	1	1	3	8
Total	13	$2,104	10	$10,559	15	$6,439	38	$19,102
Delinquent loans to loans held for investment		0.02%		0.12%		0.08%		0.22%

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

        As of January 1, 2020, upon the adoption of ASC 326, Company’s ACL model used three scenarios representing a base-case scenario, an upside scenario, and a downside scenario. The weightings assigned to each scenario were as follows: the base-case scenario, or most likely scenario, was assigned a weighting of 40%, while the upside and downside scenarios were each assigned weightings of 30%. As of June 30, 2020, the Company’s ACL model used the same three probability weighted scenarios, updated for current expected economic conditions, including the current and estimated future impact associated with the on-going COVID-19 pandemic. The Company evaluated the weightings of each economic scenario in the current period with the assistance of an independent third party, and determined the current weightings of 40% for the base-case scenario, and 30% for each of the upside and downside scenarios appropriately reflect the likelihood of outcomes for each scenario given the current economic environment. For the three months ended March 31, 2020, the Company’s ACL model used three probability-weighted scenarios, however the composition and weightings of those scenarios differed from those used in the model as of June 30, 2020 due to the rapid emergence of the of the COVID-19 pandemic in the first quarter of 2020 and the ensuing decline in economic activity. These scenarios included (i) a base-case scenario with a weighting of 37.5%, (ii) a critical pandemic scenario with a weighting of 30%, and (iii) a more severe down-side scenario with a weighting of 32.5%. The composition of these scenarios and their assigned weightings were determined with the assistance of an independent third party, and were reflective of the rapidly changing economic conditions, economic uncertainty and volatility in financial markets brought on by the COVID-19 pandemic and the estimated likelihood of each scenario occurring as of March 31, 2020.
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

        The Company has identified certain economic variables that have significant influence in the Company’s model for determining the ACL. As of June 30, 2020, the Company’s ACL model incorporated the following assumptions for key economic variables in the base-case and downside scenarios:

Base-case Scenario:

•CRE Price Index decreases by an approximate annualized rate of 16% through the remainder of 2020 with the rate of decline slowing in Q1 2021 to 8%, before returning to growth in the second quarter of 2021.
•A significant decrease in real GDP of an approximate 33% annualized rate in Q2 2020, followed by an approximate 20% increase in Q3 2020 before returning to levels of marginal growth through the second quarter of 2021.
•Elevated levels of U.S. unemployment reaching approximately 14% in Q2 2020 and then declining to levels of 9% to 10% through the end of 2021.

Upside Scenario:

•CRE Price Index decreases by an approximate annualized rate of 15% and 6% during the third and fourth quarters of 2020, respectively, before returning to growth by the first quarter of 2021.
•An approximate annualized decrease in real GDP of 27% in Q2 2020, followed by a 20% increase in real GDP in the third quarter of 2020, and growth of approximately 4% growth through the end of the second quarter of 2021.
•Elevated levels of U.S. unemployment at approximately 13% for Q2 2020, followed by unemployment of approximately 9% through the remainder of 2020, and decreasing gradually to approximately 7% by the end of 2021.

Downside Scenario:

•CRE Price Index decreases by an approximate annualized rate of 25% and 26% in the third and fourth quarters of 2020, respectively, with the rate of decline decreasing to 21% and 4% in the first and second quarters of 2021, respectively, before returning to growth in the third quarter of 2021.
•A decrease in real GDP of an approximate annualized rate of 36% in the second quarter of 2020, followed by an increase in GDP of approximately 13% in the third quarter of 2020, and then declining by approximately 4% in the fourth quarter of 2020, 3% in the first quarter of 2021, 1% growth in the second quarter of 2021 and growth of 5% to 6% in the remaining two quarters of 2021.
•Elevated levels of U.S. unemployment at approximately 15% for Q2 2020, followed by unemployment of approximately 11% and 12% in Q3 and Q4 2020. Unemployment is projected to remain elevated at approximately 12% through the end of 2021.

        The Company recognizes that historical information used as the basis for determining future expected credit losses may not always, by themselves, provide a sufficient basis for determining future expected credit losses. The Company, therefore, periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not be limited to, factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization specific risks such as credit concentrations, collateral specific risks, regulatory risks and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL. As of June 30, 2020, qualitative adjustments included in the ACL totaled $15.0 million. These adjustments relate to potential limitations in the model. Management determined through additional review that certain key model drivers are potentially underestimating the impact the on-going COVID-19 pandemic may have on small and medium sized businesses, and may not be fully reflecting the potential for a more turbulent economic recovery. Management reviews the need for and appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.

        At June 30, 2020, our allowance for credit losses on loans was $282.3 million, an increase of $246.6 million from $35.7 million at December 31, 2019, is reflective of a $55.7 million cumulative-effect Day 1 adjustment to ACL on loans associated with the Company’s adoption of ASC 326 on January 1, 2020, which was recorded through a cumulative effect adjustment to retained earnings, as well as $175.6 million in provisions for credit losses on loans, net charge-offs of $6.0 million, and the establishment of $21.2 million in net ACL for PCD loans previously mentioned. The provision for credit losses during the three and six months ended June 30, 2020 includes approximately $75.9 million related to the initial ACL required for the acquisition of non-PCD loans in the Opus acquisition. Under ASC 326, the Company is required to record an ACL for estimates of life-time credit losses on loans at the time of acquisition. For non-PCD loans, the initial ACL is established through a charge to provision for credit losses at the time of acquisition. However, the ACL for PCD loans is established through an adjustment to the loan’s purchase price (or initial fair value). In addition, the provision for credit losses for the three and six months ended June 30, 2020 is also reflective of unfavorable changes in economic forecasts used in the Company’s ACL model driven by the COVID-19 pandemic.

The Company incurred $4.7 million and $6.0 million of net charge-offs, respectively, during the three and six months ended June 30, 2020, compared to $3.6 million and $3.8 million, respectively during the three and six months ended June 30, 2019. The increase between second quarters was primarily due to the charge-off of a commercial and industrial loan relationship of $1.5 million, a franchise non-real estate secured loan of $1.0 million, as well as a $600,000 charge-off of an SBA non-real estate secured loan acquired from Opus.

        No assurance can be given that we will not, in any particular period, sustain credit losses that exceed the amount reserved, or that subsequent evaluation of our loan portfolio, in light of prevailing factors, including economic conditions that may adversely affect our market area or other circumstances, will not require significant increases in the ACL.  In addition, regulatory agencies, as an integral part of their examination process, periodically review our ACL and may require us to recognize additional provisions to increase the allowance and record charge-offs in anticipation of future losses.

        At June 30, 2020, the Company believes the ACL was adequate to cover current expected credit losses in the loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the ACL change, including the size and composition of the loan portfolio, the credit quality of the loan portfolio, as well as forecasts of future economic conditions, the Company’s estimate of current expected credit losses could also significantly change and affect the level of future provisions for credit losses.

        The following table sets forth the Company’s ACL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	June 30, 2020			December 31, 2019
Balance at end of period applicable to	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount (1)	Allowance as a % of Category Total	% of Loans in Category to Total Loans
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$63,007	2.26%	18.5%	$1,899	0.09%	23.7%
Multifamily	63,511	1.22	34.6	729	0.05	18.1
Construction and land	18,804	5.26	2.4	4,484	1.02	5.0
SBA secured by real estate	2,010	3.38	0.4	1,915	2.80	0.8
Total investor loans secured by real estate	147,332	1.75	55.9	9,027	0.22	47.6
Business loans secured by real estate
CRE owner-occupied	48,213	2.22	14.4	2,781	0.15	21.2
Franchise real estate secured	13,060	3.58	2.4	592	0.17	4.0
SBA secured by real estate	4,368	5.11	0.6	2,119	2.40	1.0
Total business loans secured by real estate	65,641	2.51	17.4	5,492	0.24	26.2
Commercial loans
Commercial and industrial	41,967	2.05	13.6	13,857	0.99	16.0
Franchise non-real estate secured	21,676	4.14	3.5	5,816	1.03	6.5
SBA non-real estate secured	600	2.85	0.1	445	2.55	0.2
SBA PPP	—	—	7.5	—	—	—
Total commercial loans	64,243	1.72	24.7	20,118	1.02	22.7
Retail loans
Single family residential	1,479	0.56	1.7	655	0.26	2.9
Consumer loans	3,576	7.72	0.3	406	0.80	0.6
Total retail loans	$5,055	1.62%	2.0%	$1,061	0.35%	3.5%
Total	$282,271	2.02%	100.0%	$35,698	0.41%	100.0%
______________________________
(1) The allowance for credit losses as of December 31, 2019 was accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the balance sheet date. The allowance for credit losses at June 30, 2020 is accounted for under ASC 326, which is reflective of estimated expected lifetime credit losses.

        At June 30, 2020, the ratio of allowance for credit losses to loans held for investment was 2.02%, excluding SBA PPP loans, a significant increase from 0.41% at December 31, 2019 due to the adoption of the CECL accounting standard. Our unamortized fair value discount on the loans acquired totaled $144.5 million, or 1.03% of total loans held for investment excluding SBA PPP loans, at June 30, 2020, compared to $40.7 million, or 0.47% of total loans held for investment, at December 31, 2019.

        The following table sets forth the activity within the Company’s allowance for credit losses in each of the loan categories listed for the periods indicated:

	Three Months Ended (1)			Six Months Ended (1)
	June 30,	March 31,	June 30,	June 30,
	2020	2019	2019	2020	2019
	(Dollars in thousands)
Balance, beginning of period	$115,422	$35,698	$37,856	$35,698	$36,072
Adoption of ASC 326	—	55,686	—	55,686	—
Initial ACL recorded for PCD Loans	21,242	—	—	21,242	—
Provision for credit losses	150,257	25,382	742	175,639	2,754
Charge-offs:
Investor loans secured by real estate
CRE non-owner-occupied	—	(387)	(488)	(387)	(488)
SBA secured by real estate	(554)	—	(721)	(554)	(721)
Business loans secured by real estate
Franchise real estate secured	—	—	(1,376)	—	(1,376)
SBA secured by real estate	—	(315)	(254)	(315)	(254)
Commercial loans
Commercial and industrial	(2,286)	(490)	(393)	(2,776)	(695)
Franchise non-real estate secured	(1,227)	—	(160)	(1,227)	(160)
SBA non-real estate secured	(556)	(236)	(244)	(792)	(244)
Retail loans
Single family residential	(62)	—	—	(62)	—
Consumer loans	—	(8)	—	(8)	(5)
Total charge-offs	(4,685)	(1,436)	(3,636)	(6,121)	(3,943)
Recoveries:
Business loans secured by real estate
CRE owner-occupied	11	12	15	23	23
SBA secured by real estate	3	71	—	74	—
Commercial loans
Commercial and industrial	21	5	47	26	114
SBA non-real estate secured	(2)	4	1	2	4
Retail loans
Single family residential	1	—	1	1	1
Consumer loans	1	—	—	1	1
Total recoveries	35	92	64	127	143
Net loan charge-offs	(4,650)	(1,344)	(3,572)	(5,994)	(3,800)
Balance, end of period	$282,271	$115,422	$35,026	$282,271	$35,026

Ratios:
Annualized net charge-offs to average total loans, net	0.17%	0.06%	0.16%	0.12%	0.09%
Allowance for loan losses to loans held for investment at end of period, excluding SBA PPP loans	2.02	1.32	0.40	2.02	0.40
______________________________
(1) The allowance for credit losses as of June 30, 2019 was accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the balance sheet date. Effective January 1, 2020, the allowance for credit losses is accounted for under ASC 326, which is reflective of estimated expected lifetime credit losses.

Troubled Debt Restructurings

We sometimes modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments and, in limited cases, concessions to the outstanding loan balances. These loans are classified as TDR. At June 30, 2020, TDRs consisted of one loan for $700,000 that was over 90 days past due and on nonaccrual status. At December 31, 2019, TDRs consisted of two loans totaling $3.0 million that were both current and on accrual status. During the three months and six months ended June 30, 2020 and 2019, there were no loans modified as TDRs.

In accordance with the CARES Act, the Company has implemented various loan modification programs to provide its borrowers relief from the economic impacts of COVID-19 and elected to not apply TDR classification to any COVID-19 related loan modifications. As of June 30, 2020, 1,461 loans with a total balance of $2.24 billion, of which 345 loans totaling $688.4 million were acquired in connection with the acquisition of Opus, were modified due to COVID-19 hardship under the CARES Act, which represents 14.9% of total loans held for investment. See Note 6 - Loans Held for Investment for additional information.

Nonperforming Assets

        Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), troubled debt restructured loans, OREO, and other repossessed assets owned. It is our general policy to place a loan on nonaccrual status when the loan becomes 90 days or more past due or when collection of principal or interest appears doubtful.

        Nonperforming assets totaled $34.2 million, or 0.17% of total assets at June 30, 2020, an increase from $9.0 million, or 0.08% of total assets at December 31, 2019. At June 30, 2020, nonperforming loans totaled $33.8 million, or 0.22%, of loans held for investment, an increase from $8.5 million, or 0.10% of loans held for investment at December 31, 2019. Other real estate owned was $386,000 at June 30, 2020, down from $441,000 at December 31, 2019. The increase in nonperforming assets during the six month period ending June 30, 2020 was primarily attributable to the addition of nonperforming loans of $30.7 million, including a franchise credit relationship of $9.1 million, an owner-occupied commercial real estate credit relationship of 5.1 million and nonperforming loans from Opus totaling $1.3 million, consisting mostly of single family residential loans, partially offset by loan charge-offs aggregating $2.6 million, repayments of $2.0 million and the sale of a single C&I loan of $800,000. The Company had no loans 90 days or more past due and still accruing at June 30, 2020 and December 31, 2019.

        The following table sets forth our composition of nonperforming assets at the dates indicated:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Nonperforming assets
Investor loans secured by real estate
CRE non-owner-occupied	$5,322	$1,088
Construction and land	1,802	—
SBA secured by real estate	988	390
Total investor loans secured by real estate	8,112	1,478
Business loans secured by real estate
CRE owner-occupied	6,759	—
SBA secured by real estate	1,083	928
Total business loans secured by real estate	7,842	928
Commercial loans
Commercial and industrial	6,070	4,637
Franchise non-real estate secured	10,170	—
SBA non-real estate secured	840	1,118
Total commercial loans	17,080	5,755
Retail loans
Single family residential	791	366
Total retail loans	791	366
Total nonperforming loans	33,825	8,527
Other real estate owned	386	441
Total	$34,211	$8,968

Allowance for credit losses (1)	$282,271	$35,698
Allowance for credit losses as a percent of total nonperforming loans (1)	835%	419%
Nonperforming loans as a percent of loans held for investment	0.22	0.10
Nonperforming assets as a percent of total assets	0.17	0.08
TDR included in nonperforming loans	$700	—
______________________________
(1) The allowance for credit losses as of December 31, 2019 was accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the balance sheet date. The allowance for credit losses at March 31, 2020 is accounted for under ASC 326, which is reflective of estimated expected lifetime credit losses.

Investment Securities

        We primarily use our investment portfolio for liquidity purposes, capital preservation and to support our interest rate risk management strategies. Investments totaled $2.37 billion at June 30, 2020, an increase of $962.4 million, or 68.4%, from $1.41 billion at December 31, 2019. The increase was primarily the result of $829.9 million of investment securities, after purchase accounting adjustments, acquired in connection with the acquisition of Opus, $492.6 million in purchases and a $51.5 million increase in mark-to-market fair value adjustments, offset by $338.6 million in sales and $72.9 million in principal payments, amortization and redemptions.

        Effective January 1, 2020, the Company adopted the new CECL accounting standard. The Company’s assessment of held-to-maturity and available-for-sale investment securities as of January 1, 2020 indicated that an ACL was not required. The Company determined the likelihood of default on held-to-maturity investment securities was remote, and the amount of expected non-repayment on those investments was zero. The Company also analyzed available-for-sale investment securities that were in an unrealized loss position as of January 1, 2020 and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As of January 1, 2020 and June 30, 2020, there was no ACL for the Company’s held-to-maturity and available-for-sale investment securities.

        The following table sets forth the fair values and weighted average yields on our investment securities portfolio by contractual maturity at the date indicated:

	June 30, 2020
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$—	—%	$21,577	2.27%	$11,293	2.83%	$—	—%	$32,870	2.45%
Agency	1,013	3.08	43,830	2.72	218,452	2.06	76,695	2.12	339,990	2.16
Corporate	76,988	0.74	74,303	1.08	122,708	3.40	—	—	273,999	2.03
Municipal bonds	—	—	1,574	2.64	31,980	2.48	427,781	2.40	461,335	2.40
Collateralized mortgage obligations	—	—	—	—	53,250	1.46	331,489	1.64	384,739	1.62
Mortgage-backed securities	—	—	2,419	3.35	206,540	2.72	634,174	1.77	843,133	2.00
Total securities available-for-sale	78,001	0.77	143,703	1.81	644,223	2.51	1,470,139	1.94	2,336,066	2.05
Investment securities held-to-maturity:
Mortgage-backed securities	—	—	—	—	—	—	32,514	2.97	32,514	2.97
Other	—	—	—	—	—	—	1,665	0.97	1,665	0.97
Total securities held-to-maturity	—	—	—	—	—	—	34,179	2.87	34,179	2.87
Total securities	$78,001	0.77%	$143,703	1.81%	$644,223	2.51%	$1,504,318	1.96%	$2,370,245	2.06%
        We recorded no allowance for credit losses for available-for-sale or held-to-maturity investment securities during the six months ended June 30, 2020.

Liabilities and Stockholders’ Equity

        Total liabilities were $17.86 billion at June 30, 2020, compared to $9.76 billion at December 31, 2019. The increase of $8.10 billion, or 83.0%, from December 31, 2019 was primarily due to the acquisition of Opus, which contributed $7.35 billion in liabilities after purchasing accounting adjustments, as well as an increase of approximately $1.03 billion in noninterest-bearing deposits.

        Deposits.  At June 30, 2020, deposits totaled $16.98 billion, an increase of $8.08 billion, or 90.8%, from $8.90 billion at December 31, 2019. Non-maturity deposits totaled $15.06 billion, or 88.7% of total deposits, an increase of $7.21 billion, or 91.8%, from December 31, 2019. The increases in deposits included $2.65 billion in money market/savings, $2.51 billion in interest checking, $2.04 billion in noninterest-bearing checking, $678.5 million in retail certificates of deposit and $192.4 million in brokered certificates of deposit. The increase in deposits during 2020 was primarily due to the acquisition of Opus in the second quarter of 2020, which contributed $6.92 billion of deposits at the time of acquisition, after purchase accounting adjustments, and an increase of approximately $1.03 billion noninterest-bearing deposits, reflecting SBA PPP loans funded in the Bank's clients' demand deposit accounts, and liquidity maintained by customers due to the economic impact of the pandemic.

        The total end of period weighted average rate of deposits at June 30, 2020 was 0.34%, a decrease from 0.53% at December 31, 2019, principally driven by lower pricing across deposit product categories, favorably impacted by the Federal Reserve’s federal funds rate decrease in March 2020.

        Our ratio of loans held for investment to deposits was 88.8% and 98.0% at June 30, 2020 and December 31, 2019, respectively.

        The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates as of the last day of each period for each category of deposits presented:

	June 30, 2020			December 31, 2019
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing checking	$5,899,442	34.8%	—%	$3,857,660	43.4%	—%
Interest-bearing deposits:
Checking	3,098,454	18.3	0.17	586,019	6.6	0.43
Money market	5,709,669	33.6	0.48	3,171,164	35.6	0.83
Savings	350,362	2.1	0.12	235,824	2.7	0.16
Time deposit accounts:
Less than 1.00%	609,755	3.6	0.39	118,530	1.3	0.54
1.00 - 1.99	999,342	5.9	1.42	613,194	6.9	1.58
2.00 - 2.99	309,277	1.8	2.36	315,530	3.5	2.33
3.00 - 3.99	355	—	3.13	588	—	3.03
4.00 - 4.99	37	—	—	—	—	—
5.00 and greater	—	—	—	—	—	—
Total time deposit accounts	1,918,766	11.3	1.25	1,047,842	11.8	1.69
Total interest-bearing deposits	11,077,251	65.2	0.51	5,040,849	56.6	0.93
Total deposits	$16,976,693	100.0%	0.34%	$8,898,509	100.0%	0.53%

        Borrowings.  At June 30, 2020, total borrowings amounted to $542.4 million, a decrease of $189.8 million, or 25.9%, from $732.2 million at December 31, 2019, primarily due to the lower FHLB advances, partially offset by the issuance in June 2020 of $150 million in aggregate principal amount of the Company's 5.375% Fixed-to-Floating Rate Subordinated Notes (the “Notes III”) due June 15, 2030, as well as the $135 million aggregate principal amount of subordinated notes assumed by the Bank in connection with the acquisition of Opus in the second quarter of 2020.

 At June 30, 2020, total borrowings represented 2.6% of total assets and had an end of period weighted average rate of 5.09%, compared with 6.2% of total assets at a weighted average rate of 2.77% at December 31, 2019.

        At June 30, 2020, total borrowings were comprised of the following:

•FHLB advances of $41.0 million at 1.16%;
•Subordinated notes of $60.0 million at a fixed rate of 5.75% due September 3, 2024 and a carrying value of $59.5 million, net of unamortized debt issuance cost of $508,000. Interest is payable semiannually at 5.75% per annum;
•Subordinated notes of $125.0 million at 4.875% fixed-to-floating rate due May 15, 2029 and a carrying value of $122.7 million, net of unamortized debt issuance cost of $2.3 million. Interest is payable semiannually at an initial fixed rate of 4.875% per annum. From and including May 15, 2024, but excluding the maturity date or the date of earlier redemption, the Notes II will bear interest at a floating rate equal to three-month LIBOR plus a spread of 2.50% per annum, payable quarterly in arrears;
•Subordinated notes of $150.0 million at 5.375% fixed-to-floating rate due June 15, 2030 and a carrying value of $147.4 million, net of unamortized debt issuance cost of $2.6 million. Interest on the Notes III accrue at a rate equal to 5.375% per annum from and including June 15, 2020 to, but excluding, June 15, 2025, payable semiannually in arrears. From and including June 15, 2025 to, but excluding, June 15, 2030 or the earlier redemption date, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR, plus a spread of 517 basis points, payable quarterly in arrears.
•$25.0 million of subordinated notes at a fixed rate of 5.17% due June 26, 2020, inherited as part of the 2017 acquisition of Plaza Bancorp. At June 30, 2020, the carrying value of these notes was $25.1 million, which reflects purchase accounting fair value adjustments of $121,000.
•Subordinated notes of $135.0 million at 5.5% fixed-to-variable rate due July 1, 2026, assumed in connection with the acquisition of Opus in the second quarter of 2020. The notes bear interest at a fixed rate of per year until June 2021. After this date and for the remaining five years of the notes' term, interest will accrue at a variable rate of three-month LIBOR plus 4.285%. At June 30, 2019, the carrying value of these subordinated notes was $138.6 million, which reflects purchase accounting fair value adjustments of $3.6 million.
•$5.2 million of floating rate junior subordinated debt securities associated with Heritage Oaks Capital Trust II. At June 30, 2020, the carrying value of these debentures was $4.1 million, which reflects purchase accounting fair value adjustments of $1.16 million. Interest is payable quarterly at three-month LIBOR plus 1.72% per annum, for an effective rate of 3.15% per annum as of June 30, 2020;
•$5.2 million of floating rate junior subordinated debt associated Santa Lucia Bancorp (CA) Capital Trust. At June 30, 2020, the carrying value of this debt was $3.9 million, which reflects purchase accounting fair value adjustments $1.2 million. Interest is payable quarterly at three-month LIBOR plus 1.48% per annum, for an effective rate of 2.70% per annum as of June 30, 2020;

        For additional information about the subordinated notes, subordinated debentures and trust preferred securities, see Note 9 — Subordinated Debentures to the Consolidated Financial Statements in this Form 10-Q.

        The following table sets forth certain information regarding the Company’s borrowed funds at the dates indicated:

	June 30, 2020		December 31, 2019
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
FHLB advances	$41,006	1.16%	$517,026	1.69%
Subordinated debentures	501,375	5.41	215,145	5.37
Total borrowings	$542,381	5.09%	$732,171	2.77%

Weighted average cost of borrowings during the quarter	3.89%		4.07%
Borrowings as a percent of total assets	2.6		6.2

        Stockholders’ Equity.  Total stockholders’ equity was $2.65 billion as of June 30, 2020, a $642.1 million increase from $2.01 billion at December 31, 2019. The current year increase in stockholders’ equity was primarily the result of the $749.6 million stock consideration issued in connection with the acquisition of Opus in the second quarter of 2020 and $36.7 million comprehensive income, partially offset by the $73.4 million year to date net loss and the $45.6 million cumulative-effect adjustment to the opening balance of retained earnings upon the adoption of the new CECL accounting standard, and $29.9 million in cash dividends paid during six months ended June 30, 2020.

        Our book value per share decreased to $28.14 at June 30, 2020 from $33.82 at December 31, 2019. At June 30, 2020, the Company’s tangible common equity to tangible assets ratio was 8.50%, decreased from 10.30% at December 31, 2019.

        On December 2, 2019, the Company’s Board of Directors approved a new stock repurchase program, which authorized the repurchase up to $100 million of its common stock. As of June 30, 2020, the Company did not repurchase any shares under the new stock repurchase program. The Company has suspended the stock repurchase program indefinitely.

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

        Our primary sources of funds generated during the first six months of 2020 were from:

•Deposit growth of $1.16 billion;
•Cash and cash equivalent acquired in Opus acquisition of $937.1 million;
•Principal payments on loans held for investment of $826.0 million;
•Proceeds of $339.9 million from the sale or maturity of securities available-for-sale;
•Proceeds from issuance of $150.0 million subordinated notes;
•Principal payments on securities of $69.2 million;
•Proceeds of $38.2 million from the of sale of previously classified portfolio loans; and
•Proceeds of $13.5 million from the sale and principal payments on loans held for sale.

        We used these funds to:

•Originate loans held for investment of $1.54 billion;
•Decrease FHLB borrowing of $686.0 million;
•Purchase available-for-sale securities of $458.7 million;
•Purchase loans held for investment of $66.5 million;
•Return capital to shareholders through $29.9 million in dividends; and
•Originate loans held for sale of $10.2 million.

        Our most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on our operating, lending and investing activities during any given period. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. At June 30, 2020, cash and cash equivalents totaled $1.34 billion, and the market value of our investment securities available-for-sale totaled $2.34 billion. If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve’s lending programs as well as loan and investment securities sales. As of June 30, 2020, the maximum amount we could borrow through the FHLB was $7.72 billion, of which $5.55 billion was remaining available for borrowing based on collateral pledged of $8.17 billion in real estate loans. At June 30, 2020, we had $41.0 million in FHLB borrowings. At June 30, 2020, we also had unsecured lines of credit aggregating $360.9 million, which consisted of $340.0 million with other financial institutions from which to draw funds, $20.9 million with the FRB. As of June 30, 2020, our liquidity ratio was 20.3%, which is above the Company’s minimum policy requirement of 10.0%. The Company regularly monitors liquidity and models liquidity stress scenarios to ensure that adequate liquidity is available and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

        To the extent that 2020 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

        The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 15% of total deposits or 12% of total assets, as a secondary source for funding. At June 30, 2020, we had $275.0 million in brokered time and money market deposits, which constituted 1.6% of total deposits and 1.3% of total assets at that date.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations. During the six months ended June 30, 2020, the Bank paid $29.9 million in dividends to the Corporation.

        The Corporation maintains a line of credit with US Bank established in June of 2019, with availability of $15.0 million that will expire on September 29, 2020. The Corporation anticipates renewing the line of credit upon expiration. This line of credit provides an additional source of liquidity at the Corporation level and had no outstanding balance at June 30, 2020. In June 2020, the Corporation issued $150.0 million aggregate principal amount of its 5.375% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030, at a public offering price equal to 100% of the aggregate principal amount of the Notes.

During each quarter of 2020, the Corporation made a quarterly dividend payment of $0.25 per share. On July 24, 2020, the Company's Board of Directors declared a $0.25 per share dividend, payable on August 14, 2020 to stockholders of record as of August 7, 2020. The Corporation’s Board of Directors periodically reviews whether to declare or pay cash dividends, taking into account, among other things, general business conditions, the Company’s financial results, future prospects, capital requirements, legal and regulatory restrictions, and such other factors as the Corporation’s Board of Directors may deem relevant.

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

        The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	June 30, 2020
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(Dollars in thousands)
Contractual obligations
FHLB advances	$20,000	$21,006	$—	$—	$41,006
Subordinated debentures	—	—	84,613	416,762	501,375
Certificates of deposit	1,613,700	243,293	11,240	50,533	1,918,766
Operating leases	22,855	41,369	31,694	16,099	112,017
Total contractual cash obligations	$1,656,555	$305,668	$127,547	$483,394	$2,573,164

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

        Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed. Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. As of June 30, 2020, we had commitments to extend credit on existing lines and letters of credit of $1.89 billion, compared to $1.58 billion at December 31, 2019.

        The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	June 30, 2020
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(Dollars in thousands)
Other commitments
Commercial and industrial	$914,679	$292,218	$116,685	$70,020	$1,393,602
Construction	113,603	109,404	—	2,983	225,990
Agribusiness and farmland	27,950	13,335	—	789	42,074
Home equity lines of credit	2,044	3,978	10,068	49,411	65,501
Standby letters of credit	45,395	—	—	—	45,395
All other	34,108	43,551	8,782	26,160	112,601
Total other commitments	$1,137,779	$462,486	$135,535	$149,363	$1,885,163

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

        Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. The capital conservation buffer increased by 0.625% each year beginning on January 1, 2016, with additional 0.625% increments annually, until fully phased in at 2.50% by January 1, 2019. At June 30, 2020, the Company and Bank are in compliance with the capital conservation buffer requirement and exceeded the minimum common equity Tier 1, Tier 1 and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.0%, 8.5% and 10.5%, respectively, and the Bank qualified as “well-capitalized” for purposes of the federal bank regulatory prompt corrective action regulations.

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

For regulatory capital purposes, the Company’s trust preferred securities are included in Tier 2 capital at June 30, 2020. Provisions of the Dodd-Frank Act require that if a depository institution holding company exceeds $15 billion due to an acquisition, then trust preferred securities are to be excluded from Tier 1 capital beginning in the period in which the transaction occurred. During the current quarter, the Company’s acquisition of Opus resulted in total consolidated assets exceeding $15 billion; accordingly, trust preferred securities are now excluded from the Company’s Tier 1 capital and included as Tier 2 capital. The Company and the Bank also have subordinated debt that qualifies as Tier 2 capital. See Note 9 - Subordinated Debentures for additional information.

        As defined in applicable regulations and set forth in the table below, the Company and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the “well capitalized” standards and the required conservation buffer at the dates indicated:

	Actual	Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer	Minimum Required For Well Capitalized Requirement
June 30, 2020
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	12.00%	4.00%	N/A
Common equity tier 1 capital ratio	11.32%	7.00%	N/A
Tier 1 capital ratio	11.32%	8.50%	N/A
Total capital ratio	15.69%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	13.49%	4.00%	5.00%
Common equity tier 1 capital ratio	12.73%	7.00%	6.50%
Tier 1 capital ratio	12.73%	8.50%	8.00%
Total capital ratio	14.81%	10.50%	10.00%

	Actual	Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer	Minimum Required For Well Capitalized Requirement
December 31, 2019
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	10.54%	4.00%	N/A
Common equity tier 1 capital ratio	11.35%	7.00%	N/A
Tier 1 capital ratio	11.42%	8.50%	N/A
Total capital ratio	13.81%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	12.39%	4.00%	5.00%
Common equity tier 1 capital ratio	13.43%	7.00%	6.50%
Tier 1 capital ratio	13.43%	8.50%	8.00%
Total capital ratio	13.83%	10.50%	10.00%

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

        The following table shows the projected NII and net interest margin of the Company at June 30, 2020 and December 31, 2019, assuming instantaneous parallel interest rate shifts in the first period:

June 30, 2020
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
200	668,299	12,657	1.9	3.52
100	659,548	3,906	0.6	3.47
Static	655,642	—	—	3.45
-100	638,945	(16,697)	(2.5)	3.37
-200	624,135	(31,507)	(4.8)	3.29

December 31, 2019
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
200	457,284	2,271	0.5	4.33
100	456,115	1,101	0.2	4.32
Static	455,013	—	—	4.31
-100	452,307	(2,706)	(0.6)	4.29
-200	444,418	(10,595)	(2.3)	4.21

        The following table shows the EVE and projected change in the EVE of the Company at June 30, 2020 and December 31, 2019, assuming various non-parallel interest rate shifts over a twelve month period:

June 30, 2020
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
200	2,878,996	320,886	12.5	15.10
100	2,740,725	182,615	7.1	14.00
Static	2,558,110	—	—	12.73
-100	2,209,396	(348,714)	(13.6)	10.71
-200	1,651,576	(906,534)	(35.4)	7.82

December 31, 2019
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
200	2,084,891	106,053	5.4	19.77
100	2,042,116	63,277	3.2	18.91
Static	1,978,839	—	—	17.90
-100	1,884,247	(94,591)	(4.8)	16.63
-200	1,728,146	(250,693)	(12.7)	14.86
        Based on the modeling of the impact on earnings and EVE from changes in interest rates, the Company’s sensitivity to changes in interest rates is low for rising rates. Earnings at Risk increases slightly as rates increase given the drop in market and index rates in the quarter, as a number of loans are below their floors, not allowing for the rate to increase immediately as indices rise.  EVE is modeled to increase as rates rise. It is important to note the above tables are forecasts based on several assumptions and that actual results may vary. The forecasts are based on estimates of historical behavior and assumptions by management that may change over time and may turn out to be different. Factors affecting these estimates and assumptions include, but are not limited to (1) competitor behavior, (2) economic conditions both locally and nationally, (3) actions taken by the Federal Reserve, (4) customer behavior and (5) management’s responses. Changes that vary significantly from the assumptions and estimates may have significant effects on the Company’s earnings and EVE.

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

Changes in Internal Controls over Financial Reporting

        Beginning January 1, 2020, the Company adopted the CECL model under ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The Company made changes to the loan loss reserve policies, processes and controls and incorporated new policies, process and controls over the estimation of ACL as a result. New controls were established over the review of PD and LGD model to calculate cash flows, economic forecasting projections and historical loss rate model provided by an independent third party during the quarter ended March 31, 2020. There has been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Anschutz Litigation
On April 2, 2020, the Corporation and its directors were named as defendants in a lawsuit brought in U.S. District Court for the Central District of California captioned Anschutz v. Pacific Premier Bancorp, Inc., et al. (Case No. 8:20-cv-00650).  This lawsuit was brought by Bennett Anschutz, a shareholder of the Corporation.  Mr. Anschutz alleged that the Corporation omitted material facts necessary to make certain statements in the joint proxy statement/prospectus contained in the Corporation’s Registration Statement on Form S-4 (File No.33-237188), as amended by Amendment No. 1 dated April 6, 2020, which was declared effective by the SEC on April 7, 2020 (the “Registration Statement”), not false or misleading. The complaint did not specify any damages, but sought the right to enjoin the Corporation’s acquisition of Opus until further disclosures are made, or in the alternative, recover unspecified damages related to the alleged omissions, as well as interest, attorney’s fees and litigation costs. On May 6, 2020, plaintiff voluntarily dismissed the lawsuit, without prejudice. The lawsuit was reopened on July 14, 2020, against the Corporation only, for the limited purpose of plaintiff’s motion seeking attorney’s fees related to filing the lawsuit. The Corporation will oppose the request for attorney’s fees on the grounds that the additional disclosures identified by plaintiff were immaterial, and would not have meaningfully aided shareholders in evaluating the Opus acquisition in light of the Corporation’s existing disclosures.

Parshall Litigation
On April 21, 2020, Opus, the Opus directors, the Corporation, and the Bank were named as defendants in a lawsuit brought in the United States District Court for the District of Delaware captioned Parshall v. Opus Bank et al. (Case No. 1:20-cv-536). This lawsuit was brought by Paul Parshall, an Opus shareholder.  Mr. Parshall alleges that Opus and its directors omitted material facts necessary to make certain statements in the joint proxy statement/prospectus contained in the Registration Statement not false or misleading. It further alleges that the Corporation and the Bank were each a “controlling person” of Opus, and are therefore liable for those supposedly inadequate disclosures. The lawsuit purports to bring this claim on behalf of a class of similarly-situated Opus shareholders, although no class has yet been certified by the court. The complaint sought various forms of relief, much of it now moot, such as an order enjoining the now-completed Opus acquisition and requiring additional pre-Opus acquisition disclosures, as well as unspecified money damages or other monetary relief. The court has not yet authorized service of the lawsuit, and there has been no litigation activity to date. The Corporation and the Bank intend to file a motion to dismiss the lawsuit.
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

Item 1A. Risk Factors

The section titled Risk Factors in Part I, Item 1A of our 2019 Form 10-K, and Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, include a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in the Company. The information presented below provides an update to, and should be read in conjunction with, the risk factors and other information contained in our 2019 Form 10-K.

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

Economic impacts related to COVID-19 and government actions seeking to address the pandemic affected our loan originations during the second quarter of 2020, as we focused considerable efforts on originating SBA PPP loans. While we have now ceased originating SBA PPP loans and sold our entire SBA PPP portfolio, we believe economic impacts stemming from COVID-19 will continue to influence our loan originations in the near term, in terms of both a reduction in overall demand for new loans and our continued emphasis on prudent credit risk management, particularly within the context of the current uncertain economic environment.

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

The outbreak of COVID-19 and the U.S. federal, state and local governmental responses may result in a disruption in the services we provide. We rely on our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services or experience interruptions in their ability to provide us with these services, it could negatively impact our ability to serve our customers. Furthermore, the coronavirus pandemic could negatively impact the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to infection, quarantine or other effects and restrictions of a COVID-19 outbreak in our market areas. Although we have business continuity plans, succession plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. If we are unable to promptly recover from such business disruptions, our business and financial conditions and results of operations would be adversely affected. We also may incur additional costs to remedy damages caused by such disruptions, which could adversely affect our financial condition and results of operations.

        Our participation in the SBA PPP loan program exposes us to risks related to noncompliance with the PPP, as well as litigation risk related to our administration of the PPP loan program, which could have a material adverse impact on our business, financial condition and results of operations.

The Company participated in the SBA PPP loan program that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP. The PPP opened on April 3, 2020; however, because of the short window between the passing of the CARES Act and the opening of the PPP, as well as the continued rollout of additional program parameters, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which may expose the Company to risks relating to noncompliance with the PPP loan program. For instance, other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Any material financial liability, litigation costs or reputational damage caused by PPP related litigation could have an adverse impact on our business, financial condition and results of operations. In addition, the Company may be exposed to credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If a deficiency is identified to be the result of the Company’s non-compliance with the PPP loan program requirements, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company. Such actions could trigger one or more repurchase demands in connection with the recent sale of the Company’s PPP loan portfolio.

        Interest rate volatility stemming from COVID-19 could negatively affect our net interest income, lending activities, deposits and profitability.

Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19.  In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. For example, our net interest margin decreased from 4.24% at March 31, 2020 to 3.79% at June 30, 2020, primarily due to lower loan and investment yields. Lower loan yields were partially driven by the impact of loan repricing resulting from the Federal Reserve’s decrease in the target range for the federal funds rate in March 2020, though other important factors impacted yields as well, such as the acquisition of the Opus loan portfolio and the origination of 1% coupon PPP loans. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

        We are subject to increasing credit risk as a result of the COVID-19 pandemic, which could adversely impact our profitability.

Our business depends on our ability to successfully measure and manage credit risk. As a commercial lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual loans and borrowers. As the overall economic climate in the U.S., generally, and in our market areas specifically, experiences material disruption due to the COVID-19 pandemic, our borrowers may experience difficulties in repaying their loans and governmental actions may provide payment relief to borrowers affected by COVID-19 and preclude our ability to initiate foreclosure proceedings in certain circumstances and, as a result, the collateral we hold may decrease in value or become illiquid, and the level of our nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses. Additional factors related to the credit quality of certain commercial real estate and multifamily residential loans include the duration of state and local moratoriums on evictions for non-payment of rent or other fees. The payment on these loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate property and may subject us to risks from adverse conditions in the real estate market or the general economy.

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

As of June 30, 2020, we had $901.2 million recorded as goodwill. We evaluate our goodwill for impairment at least annually. Although we conducted an impairment assessment of goodwill and intangibles in both the first quarter and the second quarter of 2020 and the impairment evaluation did not identify any impairment in the first quarter or the second quarter of 2020, there can be no assurances that prolonged significant negative economic trends resulting from the COVID-19 pandemic, including the lack of recovery in the market price of our common stock, or reduced estimates of future cash flows or disruptions to our business, will not result in impairments to goodwill or other intangibles, such as our core deposit intangibles.  If our analysis results in impairment to goodwill or other intangibles, we would be required to record an impairment charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on our financial condition, results of operations and stock price.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

        In December 2019, the Company’s Board of Directors approved a new stock repurchase program, which authorized the repurchase up to $100 million of its common stock. As of June 30, 2020, the Company has not repurchased any shares under the newly-approved stock repurchase program. The Company has suspended the stock repurchase program indefinitely.

        The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the second quarter of 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 to April 30, 2020	—	$—	—	$100,000,000
May 1, 2020 to May 31, 2020	—	—	—	100,000,000
June 1, 2020 to June 30, 2020	—	—	—	100,000,000
Total	—		—
Item 3.  Defaults Upon Senior Securities

        None.

Item 4.  Mine Safety Disclosures

        Not applicable.

Item 5.  Other Information

        None.

Item 6.  Exhibits

Exhibit 2.1	Agreement and Plan of Reorganization, dated as of January 31, 2020 by and between Pacific Premier Bancorp, Inc., Pacific Premier Bank and Opus Bank (1)
Exhibit 3.1	Second Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
Exhibit 3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (2)
Exhibit 4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (3)
Exhibit 4.2	Form of Amended and Restated Warrant to purchase Opus Bank common stock (4)
Exhibit 4.3	Form of Amended and Restated Warrant to purchase Opus Bank Series A non-cumulative, non-voting preferred stock (4)
Exhibit 4.4	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the SEC upon request.
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page of Pacific Premier Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (contained in Exhibit 101)

(1) Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on February 6, 2020.
(2) Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 15, 2018.
(3) Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Registration No. 333-20497) filed with the SEC on January 27, 1997.
(4) Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on June 1, 2020.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

Date:	August 7, 2020	By:	/s/ Steven R. Gardner
Steven R. Gardner
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2020	By:	/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)