Form 10-Q
period 2020-09-30
PACIFIC PREMIER BANCORP INC
filed 2020-11-06
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	PPBI	NASDAQ Global Select Market
The number of shares outstanding of the registrant’s common stock as of October 30, 2020 was 94,385,662.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$641,739	$135,847
Interest-bearing deposits with financial institutions	461,338	191,003
Cash and cash equivalents	1,103,077	326,850
Interest-bearing time deposits with financial institutions	2,845	2,708
Investments held-to-maturity, at amortized cost (fair value of $29,399 and $38,760 as of September 30, 2020 and December 31, 2019, respectively)	27,980	37,838
Investment securities available-for-sale, at fair value	3,600,731	1,368,384
FHLB, FRB, and other stock, at cost	116,819	93,061
Loans held for sale, at lower of cost or fair value	1,032	1,672
Loans held for investment	13,450,840	8,722,311
Allowance for credit losses	(282,503)	(35,698)
Loans held for investment, net	13,168,337	8,686,613
Accrued interest receivable	73,112	39,442
Other real estate owned	334	441
Premises and equipment	80,326	59,001
Deferred income taxes, net	108,050	—
Bank owned life insurance	290,875	113,376
Intangible assets	90,012	83,312
Goodwill	898,434	808,322
Other assets	282,276	154,992
Total assets	$19,844,240	$11,776,012
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$5,895,744	$3,857,660
Interest-bearing:
Checking	2,937,910	586,019
Money market/savings	5,778,688	3,406,988
Retail certificates of deposit	1,542,029	973,465
Wholesale/brokered certificates of deposit	176,436	74,377
Total interest-bearing	10,435,063	5,040,849
Total deposits	16,330,807	8,898,509
FHLB advances and other borrowings	41,000	517,026
Subordinated debentures	501,443	215,145
Deferred income taxes, net	—	1,371
Accrued expenses and other liabilities	282,905	131,367
Total liabilities	17,156,155	9,763,418
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at September 30, 2020 and December 31, 2019; 94,375,521 shares and 59,506,057 shares issued and outstanding, respectively.	930	586
Additional paid-in capital	2,351,532	1,594,434
Retained earnings	289,960	396,051
Accumulated other comprehensive income	45,663	21,523
Total stockholders’ equity	2,688,085	2,012,594
Total liabilities and stockholders’ equity	$19,844,240	$11,776,012

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
INTEREST INCOME
Loans	$167,455	$133,339	$122,974	$414,059	$366,310
Investment securities and other interest-earning assets	14,536	10,783	9,630	35,843	29,951
Total interest income	181,991	144,122	132,604	449,902	396,261
INTEREST EXPENSE
Deposits	8,509	9,655	15,878	28,651	45,153
FHLB advances and other borrowings	113	217	1,214	1,411	9,099
Subordinated debentures	6,823	3,958	3,177	13,827	7,627
Total interest expense	15,445	13,830	20,269	43,889	61,879
Net interest income before provision for credit losses	166,546	130,292	112,335	406,013	334,382
Provision for credit losses	4,210	160,635	1,562	190,299	3,422
Net interest income (loss) after provision for credit losses	162,336	(30,343)	110,773	215,714	330,960
NONINTEREST INCOME
Loan servicing fees	481	434	546	1,395	1,353
Service charges on deposit accounts	1,593	1,399	1,440	4,707	4,211
Other service fee income	487	297	360	1,095	1,079
Debit card interchange fee income	944	457	421	1,749	2,637
Earnings on bank-owned life insurance	2,270	1,314	861	4,920	2,622
Net gain (loss) from sales of loans	9,542	(2,032)	2,313	8,281	4,944
Net gain (loss) from sales of investment securities	1,141	(21)	4,261	8,880	4,900
Custodial account fees	6,960	2,397	—	9,357	—
Other income	3,340	2,653	1,228	7,747	3,689
Total noninterest income	26,758	6,898	11,430	48,131	25,435
NONINTEREST EXPENSE
Compensation and benefits	51,021	43,011	35,543	128,408	102,778
Premises and occupancy	12,373	9,487	7,593	30,028	22,645
Data processing	6,783	4,465	3,094	14,501	9,060
Other real estate owned operations, net	(17)	9	64	6	129
FDIC insurance premiums	1,145	846	(10)	2,358	1,530
Legal, audit and professional expense	5,108	3,094	3,058	11,328	9,601
Marketing expense	1,718	1,319	1,767	4,449	4,689
Office, telecommunications and postage expense	2,389	1,533	1,200	5,025	3,721
Loan expense	802	823	1,137	2,447	3,015
Deposit expense	4,728	4,958	3,478	14,674	10,729
Merger-related expense	2,988	39,346	(4)	44,058	656
Amortization of intangible assets	4,538	4,066	4,281	12,567	12,998
Other expense	5,003	3,013	4,135	11,331	11,298
Total noninterest expense	98,579	115,970	65,336	281,180	192,849
Net income (loss) before income taxes	90,515	(139,415)	56,867	(17,335)	163,546
Income tax expense (benefit)	23,949	(40,324)	15,492	(10,550)	44,926
Net income (loss)	$66,566	$(99,091)	$41,375	$(6,785)	$118,620
EARNINGS (LOSS) PER SHARE
Basic	$0.71	$(1.41)	$0.69	$(0.10)	$1.93
Diluted	0.70	(1.41)	0.69	(0.10)	1.92
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	93,529,967	70,425,027	59,293,218	74,391,688	60,853,081
Diluted	93,719,167	70,425,027	59,670,855	74,391,688	61,201,858

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Net income (loss)	$66,566	$(99,091)	$41,375	$(6,785)	$118,620
Other comprehensive income, net of tax:
Unrealized holding (loss) gain on securities available-for-sale arising during the period, net of income taxes (1)	(11,747)	13,800	10,864	30,473	39,280
Reclassification adjustment for net gain on sales of securities included in net income, net of income taxes (2)	(814)	15	(3,027)	(6,333)	(3,484)
Other comprehensive (loss) income, net of tax	(12,561)	13,815	7,837	24,140	35,796
Comprehensive income (loss), net of tax	$54,005	$(85,276)	$49,212	$17,355	$154,416
______________________________
(1) Income tax (benefit) expense on the unrealized gain on securities was $(4.7) million for the three months ended September 30, 2020, $5.5 million for the three months ended June 30, 2020, $4.4 million for the three months ended September 30, 2019, $12.3 million for the nine months ended September 30, 2020, and $16.0 million for the nine months ended September 30, 2019.

(2) Income tax expense (benefit) on the reclassification adjustment for net gain (loss) on sales of securities included in net income was $327,000 for the three months ended September 30, 2020, $(6,000) for the three months ended June 30, 2020, $1.2 million for the three months ended September 30, 2019, $2.5 million for the nine months ended September 30, 2020, and $1.4 million for the nine months ended September 30, 2019.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2020
(Dollars in thousands)
(Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2019	59,506,057	$586	$1,594,434	$396,051	$21,523	$2,012,594
Net income	—	—	—	(6,785)	—	(6,785)
Other comprehensive income	—	—	—	—	24,140	24,140
Cash dividends declared ($0.75 per common share)	—	—	—	(53,464)	—	(53,464)
Dividend equivalents declared ($0.75 per restricted stock unit)	—	—	217	(217)	—	—
Share-based compensation expense	—	—	7,747	—	—	7,747
Issuance of restricted stock, net	493,411	—	—	—	—	—
Issuance of common stock - acquisition	34,407,403	344	749,259	—	—	749,603
Restricted stock surrendered and canceled	(102,486)	—	(1,372)	—	—	(1,372)
Exercise of stock options	71,136	—	1,247	—	—	1,247
Cumulative effect of the change in accounting principal (1)	—	—	—	(45,625)	—	(45,625)
Balance at September 30, 2020	94,375,521	$930	$2,351,532	$289,960	$45,663	$2,688,085

Balance at June 30, 2020	94,350,902	$930	$2,348,415	$247,078	$58,224	$2,654,647
Net income	—	—	—	66,566	—	66,566
Other comprehensive income	—	—	—	—	(12,561)	(12,561)
Cash dividends declared ($0.25 per common share)	—	—	—	(23,590)	—	(23,590)
Dividend equivalents declared ($0.25 per restricted stock unit)	—	—	94	(94)	—	—
Share-based compensation expense	—	—	2,899	—	—	2,899
Issuance of restricted stock, net	19,902	—	—	—	—	—
Issuance of common stock - acquisition	—	—	—	—	—	—
Restricted stock surrendered and canceled	(8,180)	—	(99)	—	—	(99)
Exercise of stock options	12,897	—	223	—	—	223
Balance at September 30, 2020	94,375,521	$930	$2,351,532	$289,960	$45,663	$2,688,085
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

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2019
(Dollars in thousands)
(Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2018	62,480,755	$617	$1,674,274	$300,407	$(5,601)	$1,969,697
Net income	—	—	—	118,620	—	118,620
Other comprehensive income	—	—	—	—	35,796	35,796
Repurchase and retirement of common stock	(3,364,761)	(33)	(89,887)	(10,080)	—	(100,000)
Cash dividends declared ($0.66 per common share)	—	—	—	(40,807)	—	(40,807)
Dividend equivalents declared ($0.66 per restricted stock unit)	—	—	89	(89)	—	—
Share-based compensation expense	—	—	7,927	—	—	7,927
Issuance of restricted stock, net	316,254	—	—	—	—	—
Restricted stock surrendered and canceled	(111,456)	—	(2,629)	—	—	(2,629)
Exercise of stock options	43,548	—	394	—	—	394
Balance at September 30, 2019	59,364,340	$584	$1,590,168	$368,051	$30,195	$1,988,998

Balance at June 30, 2019	60,509,994	$595	$1,618,137	$343,366	$22,358	$1,984,456
Net income	—	—	—	41,375	—	41,375
Other comprehensive income	—	—	—	—	7,837	7,837
Repurchase and retirement of common stock	(1,145,515)	(11)	(30,634)	(3,386)	—	(34,031)
Cash dividends declared ($0.22 per common share)	—	—	—	(13,266)	—	(13,266)
Dividend equivalents declared ($0.22 per restricted stock unit)	—	—	38	(38)	—	—
Share-based compensation expense	—	—	2,614	—	—	2,614
Issuance of restricted stock, net	11,500	—	—	—	—	—
Restricted stock surrendered and canceled	(12,250)	—	—	—		—
Exercise of stock options	611	—	13	—		13
Balance at September 30, 2019	59,364,340	$584	$1,590,168	$368,051	$30,195	$1,988,998
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(6,785)	$118,620
Adjustments to net income (loss):
Depreciation and amortization expense	9,186	7,007
Provision for credit losses	190,299	3,422
Share-based compensation expense	7,747	7,927
Loss (gain) on sales and disposals of premises and equipment	255	(152)
Loss (gain) on sale of or write down of other real estate owned	42	(55)
Net amortization on securities	9,417	3,591
Net (accretion) of discounts/premiums for acquired loans and deferred loan fees/costs	(28,317)	(19,982)
Gain on sales of investment securities available-for-sale	(8,880)	(4,900)
Originations of loans held for sale	(12,217)	(83,521)
Proceeds from the sales of and principal payments from loans held for sale	14,201	88,683
Gain on sales of loans	(8,281)	(4,944)
Deferred income tax (benefit) expense	(52,471)	1,365
Change in accrued expenses and other liabilities, net	19,770	(4,855)
Income from bank owned life insurance, net	(3,849)	(2,029)
Amortization of intangible assets	12,567	12,998
Change in accrued interest receivable and other assets, net	28,426	7,858
Net cash provided by operating activities	171,110	131,033
Cash flows from investing activities:
Net increase in interest-bearing time deposits with financial institutions	—	3,432
Proceeds from sale of other real estate owned	273	405
Loan originations and payments, net	(111,334)	197,995
Proceeds from loans held for sale previously classified as portfolio loans	1,283,214	76,579
Purchase of loans held for investment	(66,470)	(182,504)
Proceeds from prepayments and maturities of securities held-to-maturity	9,782	4,741
Purchase of securities available-for-sale	(2,057,690)	(603,457)
Proceeds from prepayments and maturities of securities available-for-sale	149,720	85,330
Proceeds from sale of securities available-for-sale	558,899	418,471
Proceeds from the sales of premises and equipment	42	11,139
Proceeds from bank owned insurance death benefit	17,799	405
Purchases of premises and equipment	(8,687)	(16,154)
Change in FHLB, FRB, and other stock, at cost	(22,584)	2,381
Funding of CRA investments	(9,025)	(7,295)
Change in cash acquired in acquisitions, net	937,100	—
Net cash provided by (used in) investing activities	681,039	(8,532)
Cash flows from financing activities:
Net increase in deposit accounts	516,308	200,937
Net change in short-term borrowings	(681,000)	(53,075)
Repayment of long-term FHLB borrowings	(5,000)	(10,000)
Proceeds from issuance of subordinated debt, net	147,359	122,453
Redemption of junior subordinated debt securities	—	(15,465)
Cash dividends paid	(53,464)	(40,807)
Repurchase and retirement of common stock	—	(100,000)
Proceeds from exercise of stock options	1,247	394
Restricted stock surrendered and canceled	(1,372)	(2,629)
Net cash (used in) provided by financing activities	(75,922)	101,808
Net increase in cash and cash equivalents	776,227	224,309
Cash and cash equivalents, beginning of period	326,850	203,406
Cash and cash equivalents, end of period	$1,103,077	$427,715

Supplemental cash flow disclosures:
Interest paid	$43,188	$58,591
Income taxes paid	26,151	33,469
Noncash investing activities during the period:
Transfers from portfolio loans to loans held for sale	1,276,277	78,085
Transfers from loans to other real estate owned	208	329
Recognition of operating lease right-of-use assets	(11,118)	(49,542)
Recognition of operating lease liabilities	11,118	49,542
Due on unsettled security purchases	(20,000)	(2,034)
Acquisitions (See Note 4):
Fair value of stock and equity award consideration	749,603	—
Cash consideration	2	—
Fair value of assets acquired	8,102,281	—
Liabilities assumed	7,352,676	—
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(UNAUDITED)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2020. Certain items in the prior year financial statements were reclassified to conform to the current year presentation. Reclassification had no effect on prior year net income or stockholders’ equity.

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

We consolidate voting entities in which we have control through voting interests or entities through which we have a controlling financial interest in a variable interest entity (“VIE”). The Company evaluates its interests in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company's involvement with the VIE. See Note 16 - Variable Interest Entities for additional information.

Effective June 1, 2020, the Corporation completed the acquisition of Opus Bank (“Opus”), a California-chartered state bank headquartered in Irvine, California, for a total consideration of approximately $749.6 million, payable primarily in Corporation common stock, pursuant to the definitive agreement dated as of January 31, 2020. At closing, Opus had $8.32 billion in total assets, $5.94 billion in gross loans, and $6.91 billion in total deposits and operated 46 banking offices located throughout California, Washington, Oregon, and Arizona. See further discussion in Note 4 – Acquisitions.

Note 2 – Recently Issued Accounting Pronouncements

Accounting Standards Adopted in 2020

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This Update replaces the incurred loss impairment model in current U.S. GAAP with a model that reflects current expected credit losses (“CECL”). The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. CECL also requires credit losses on available-for-sale debt securities be measured through an allowance for credit losses when the fair value is less than the amortized cost basis. It also applies to off-balance sheet credit exposures. The Update requires that all expected credit losses for financial assets held at the reporting date be measured based on historical experience, current conditions, and reasonable and supportable forecasts. The Update also requires enhanced disclosure, including qualitative and quantitative disclosures that provide additional information about significant estimates and judgments used in estimating credit losses. The provisions of this Update became effective for the Company for all annual and interim periods beginning January 1, 2020.

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

The Company has developed an expected credit loss estimation model in accordance with ASC 326. The Company implemented the model through a cross-functional effort steered by a CECL Committee, related sub-committees and working groups. These committees, sub-committees and working groups, collectively, were primarily comprised of senior management and staff members from our finance, credit, lending, internal audit, risk management, and IT functional areas.

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

Effective January 1, 2020, the Company adopted the provisions of ASC 326 through the application of the modified retrospective transition approach, and recorded a net decrease of $45.6 million to the beginning balance of retained earnings as of January 1, 2020 for the cumulative effect adjustment, reflecting an initial adjustment to the allowance for credit losses (“ACL”) of $64.0 million, net of related deferred tax assets arising from temporary differences of $18.3 million, commonly referred to as the “Day 1” adjustment. The Day 1 adjustment to the ACL is reflective of expected lifetime credit losses associated with the composition of financial assets within the scope of ASC 326 as of January 1, 2020, which is comprised of loans held for investment and off-balance sheet credit exposures at January 1, 2020, as well as management’s current expectation of future economic conditions. Management did not have any qualitative adjustments as of January 1, 2020. The Day 1 adjustment was comprised of $55.7 million for loans held for investment and $8.3 million for off-balance sheet commitments for a total of $64.0 million. The Day 1 adjustment to the ACL for loans held for investment consists of $16.1 million for investor loans secured by real estate, $27.6 million for business real estate secured loans, $9.5 million for commercial loans, and $2.5 million for retail loans. The majority of the Day 1 increase in the ACL for loans held for investment is attributable primarily to the life of loan loss impact and addition of an allowance on acquired loans based on the methodology discussed above and secondarily to the incorporation of reasonable and supportable economic forecasts into the estimate of expected future credit losses to our commercial real estate and commercial owner-occupied loan portfolios, which have commercial real estate as the primary collateral source and longer contractual maturities relative to our loan portfolio as a whole. Please also see Note 3 - Significant Accounting Policies, for a discussion on the Company’s accounting policy for the ACL, Note 6 - Loans Held for Investment and Note 7 - Allowance for Credit Losses, for additional information on the Company’s ACL, as well as other related disclosures.

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

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a three-year period the Day 1 adverse regulatory capital effects of ASU 2016-13. Additionally, in March 2020, the U.S. federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years to provide regulatory relief to banking organizations to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the COVID-19 pandemic. The final rule was adopted and became effective in September 2020. As a result, entities have the option to gradually phase in the full effect of CECL on regulatory capital over a five-year transition period. The Company implemented its CECL model commencing January 1, 2020 and elected to phase in the full effect of CECL on regulatory capital over the five-year transition period.

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

•Transition disclosures related to Topic 250, Accounting Changes and Error Corrections. The amendments related to this item clarify the FASB’s original intent by explicitly providing an exception to the paragraph 250-10-50-3 interim disclosure requirements in the Topic 842 transition disclosure requirements, which would otherwise require interim disclosures after the date of adoption of Topic 842 related to the impacts of the change on: (a) income from continuing operations, (b) net income, (c) any other financial statement line item, and (d) any affected per-share amounts.

The amendments in this Update became effective for the Company beginning on January 1, 2020. This ASU did not have a material effect on the Company’s financial statements.

Recent Accounting Guidance Not Yet Effective

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs. The amendments included in this Update are intended to clarify that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. The guidance in paragraph 310-20-35-33 relates to amortization of premiums on individual callable debt securities and the period over which the premium shall be amortized in relation to the date the security is callable. For public business entities, the amendments in this Update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. The Company is evaluating the impact of this Update on its financial statements. The adoption of this accounting guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The FASB issued this Update to address complexities associated with the accounting for certain financial instruments that possess characteristics of liabilities and equity, and to amend guidance for the derivatives scope exception for contracts in an entity’s own equity in an effort to reduce disparate accounting results for certain economically similar contracts. With respect to convertible instruments, this Update eliminates certain accounting models with the intent to simplify the accounting for convertible instruments and reduce the complexity for preparers and users of an entity’s financial statements. Convertible instruments primarily affected by this Update are those issued with beneficial conversion features or cash conversion features, because the accounting models for those specific features are removed. For contracts in an entity’s own equity, the type of contracts primarily affected by this Update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This Update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. This Update also makes targeted improvements to the disclosures for convertible instruments and earnings per share guidance. Entities may adopt the provisions of this Update using either the modified retrospective method or a fully retrospective method. Under the modified retrospective method, entities are required to apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments in this Update are adopted. Any cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings in the year of adoption for entities applying the modified retrospective method. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company is evaluating the impact of this Update on its financial statements. The adoption of this accounting guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this Update clarify the interaction of the accounting for equity securities under Topic 321 and investments under the equity method of accounting in Topic 323, as well as the accounting for certain forward contracts and purchased options accounted for under Topic 815. The amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments within this Update also clarify that when applying the guidance in paragraph 815-10-15-141(a) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825. An entity also would evaluate the remaining characteristics in paragraph 815-10-15-141 to determine the accounting for those forward contracts and purchased options. The amendments within this Update become effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including early adoption in an interim period, (1) for public business entities for periods for which financial statements have not yet been issued and (2) for all other entities for periods for which financial statements have not yet been made available for issuance. The Company is evaluating the impact of this Update on its financial statements. The adoption of this accounting guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Note 3 – Significant Accounting Policies

Our accounting policies are described in Note 1. Description of Business and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2019 Form 10-K. Select policies have been reiterated below that have a particular affiliation to our interim financial statements.

Revenue Recognition. The Company accounts for certain of its revenue streams in accordance with ASC 606 - Revenue from Contracts with Customers. Revenue streams within the scope of and accounted for under ASC 606 include: service charges and fees on deposit accounts, debit card interchange fees, custodial account fees, fees from other services the Bank provides its customers, and gains and losses from the sale of other real estate owned and property, premises and equipment. ASC 606 requires revenue to be recognized when the Company satisfies related performance obligations by transferring to the customer a good or service. The recognition of revenue under ASC 606 requires the Company to first identify the contract with the customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations, and finally recognize revenue when the performance obligations have been satisfied and the good or service has been transferred. The majority of the Company’s contracts with customers associated with revenue streams that are within the scope of ASC 606 are considered short-term in nature and can be canceled at any time by the customer or the Bank, such as a deposit account agreement. Other more significant revenue streams for the Company such as interest income on loans and investment securities are specifically excluded from the scope of ASC 606 and are accounted for under other applicable U.S. GAAP.

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

In light of the COVID-19 pandemic and the deterioration of economic conditions as a result, the Company performed a goodwill impairment assessment as of September 30, 2020. The Company’s goodwill impairment assessment consisted of a qualitative analysis to first determine if it is more likely than not the estimated fair value of the Company exceeds its carrying value. The results of this analysis indicated no impairment of goodwill. Additionally, as part of the Company’s qualitative analysis, the Company looked at market related data as additional corroborating evidence in its assessment of whether it was more likely than not the carrying value of the Company exceeds its estimated fair value. This assessment of market related data included an initial assessment of the fair value of the Company’s equity as compared to its carrying value with the assistance from an independent third party. The assessment of market related data included factors such as: the Company’s stock price on an actual, 15-day and 30-day average basis as of September 30, 2020, and an implied market participant acquisition premium, which was based upon control premiums for regional banks during the 2008 and 2009 financial crisis. This initial assessment of the fair value of the Company’s equity through observations of market related data provided additional supporting evidence as of September 30, 2020 that the carrying value of goodwill was not impaired. As of September 30, 2020, the balance of goodwill was $898.4 million.

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

Liabilities to make lease payments and right-of-use assets are determined based on the total contractual base rents for each lease, discounted at the rate implicit in the lease or at the Company’s estimated incremental borrowing rate if the rate is not implicit in the lease. The Company measures future base rents based on the minimum payments specified in the lease agreement, giving consideration for periodic contractual rent increases which are based on an escalation rate or a specified index. When future rent payments are based on an index, the Company uses the index rate observed at the time of lease commencement to measure future lease payments. Liabilities to make lease payments are accounted for using the interest method, which are reduced by periodic rent payments, net of interest accretion. Right-of-use assets for finance leases are amortized on a straight-line basis over the term of the lease, while right-of-use assets for operating leases are amortized over the term of the lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion on the related liability to make lease payments. Expense recognition for finance leases is representative of the sum of periodic amortization of the associated right-of-use asset as well as the periodic interest accretion on the liability to make lease payments. Expense recognition for operating leases is recorded on a straight-line basis. As of September 30, 2020, all of the Company’s leases were classified as either operating leases or short-term leases.

From time to time the Company leases portions of the space it leases to other parties through sublease transactions. Income received from these transactions is recorded on a straight-line basis over the term of the sublease.

Securities. The Company has established written guidelines and objectives for its investing activities. At the time of purchase, management designates the security as either held to maturity, available-for-sale or held for trading based on the Company’s investment objectives, operational needs, and intent. The investments are monitored to ensure that those activities are consistent with the established guidelines and objectives.

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

Allowance for Credit Losses on Investment Securities. The ACL on investment securities is determined for both the held-to-maturity and available-for-sale classifications of the investment portfolio in accordance with ASC 326. For available-for-sale investment securities, the Company performs a quarterly qualitative evaluation for securities in an unrealized loss position to determine if, for those investments in an unrealized loss position, the decline in fair value is credit related or non-credit related. In determining whether a security’s decline in fair value is credit related, the Company considers a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) downgrades in credit ratings; (iv) payment structure of the security, (v) the ability of the issuer of the security to make scheduled principal and interest payments, and (vi) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads. If it is determined that the unrealized loss can be attributed to credit loss, the Company records the amount of credit loss through a charge to provision for credit losses in current period earnings. However, the amount of credit loss recorded in current period earnings is limited to the amount of the total unrealized loss on the security, which is measured as the amount by which the security’s fair value is below its amortized cost. If it is likely the Company will be required to sell the security in an unrealized loss position, the total amount of the loss is recognized in current period earnings. Unrealized losses deemed non-credit related are recorded, net of tax, through accumulated other comprehensive income.

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

Loans Held for Investment. Loans held for investment are loans the Company has the ability and intent to hold until their maturity. These loans are carried at amortized cost, including discounts and premiums on purchased and acquired loans, and net deferred loan origination fees and costs. Purchase discounts and premiums and net deferred loan origination fees and costs on loans are accreted or amortized as an adjustment of yield, using the interest method, over the expected lives of the loans. Income recognition of deferred loan fees and costs is discontinued for loans placed on nonaccrual. Any remaining discounts, premiums, deferred fees or costs, and prepayment fees associated with loans payoffs prior to contractual maturity are included in loan interest income in the period of payoff. Loan commitment fees received to originate or purchase a loan are deferred and, if the commitment is exercised, recognized over the life of the loan using the interest method as an adjustment of yield or, if the commitment expires unexercised, recognized as income upon expiration of the commitment.

The Company accrues interest on loans using the interest method and only if deemed collectible. Loans for which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest is past due 90 days or more based on contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collection of principal and or interest. When loans are placed on nonaccrual status, previously accrued and uncollected interest is promptly reversed against current period interest income, and as such an ACL for accrued interest receivable is not established. Interest income generally is not recognized on nonaccrual loans unless the likelihood of further loss is remote. Interest payments received on nonaccrual loans are applied as a reduction to the loan principal balance. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest.

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

Although management uses the best information available to derive estimates necessary to measure an appropriate level of ACL, future adjustments to the ACL may be necessary due to economic, operating, regulatory, and other conditions that may extend beyond the Company’s control.

Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL and credit review process. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

The Company has segmented the loan portfolio according to loans that share similar attributes and risk characteristics. Each segment possesses varying degrees of risk based on, among other things, the type of loan, the type of collateral and the sensitivity of the borrower or industry to changes in external factors such as economic conditions. These segment groupings are: investor loans secured by real estate, business loans secured by real estate, commercial loans, and retail loans. Within each segment grouping there are various classes of loans as disclosed below. The Company determines the ACL for loans based on this more detailed loan segmentation and classification. At September 30, 2020, the Company had the following detailed segmentation on classes of loans:

Investor Loans Secured by Real Estate:

•Commercial real estate non-owner-occupied - Commercial real estate (“CRE”) non-owner-occupied includes loans for which the Company holds real property as collateral, but where the borrower does not occupy the underlying property. The primary risks associated with these loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral, significant increases in interest rates, which may make the real estate loan unprofitable to the borrower, changes in market rents, and vacancy of the underlying property. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.

•Multifamily - Multifamily loans are secured by multi-tenant (5 or more units) residential real properties. Payments on multifamily loans are dependent on the successful operation or management of the properties, and repayment of these loans may be subject to adverse conditions in the real estate market or the economy.

•Construction and land - We originate loans for the construction of one-to-four family and multifamily residences and CRE properties in our primary market area. We concentrate our efforts on single homes and small infill projects in established neighborhoods where there is not abundant land available for development. Construction loans are considered to have higher risks due to construction completion and timing risk, and the ultimate repayment being sensitive to interest rate changes, government regulation of real property, and the availability of long-term financing. Additionally, economic conditions may impact the Company’s ability to recover its investment in construction loans, as adverse economic conditions may negatively impact the real estate market, which could affect the borrower’s ability to complete and sell the project. Additionally, the fair value of the underlying collateral may fluctuate as market conditions change. We occasionally originate land loans located predominantly in California for the purpose of facilitating the ultimate construction of a home or commercial building. The primary risks include the borrower’s inability to pay and the inability of the Company to recover its investment due to a decline in the fair value of the underlying collateral.

Business Loans Secured by Real Estate:

•Commercial real estate owner-occupied - CRE owner-occupied includes loans for which the Company holds real property as collateral and where the underlying property is occupied by the borrower, such as with a place of business. These loans are primarily underwritten based on the cash flows of the business and secondarily on the real estate. The primary risks associated with CRE owner-occupied loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral, and significant increases in interest rates, which may make the real estate loan unprofitable to the borrower. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.

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

Commercial Loans:

•Commercial and industrial (including franchise commercial loans) (“C&I”) - Loans secured by business assets including inventory, receivables, and machinery and equipment to businesses located generally in our primary market area. Loan types includes revolving lines or credit, term loans, seasonal loans, and loans secured by liquid collateral such as cash deposits or marketable securities. Franchise credit facilities not secured by real estate and Home Owners’ Association (“HOA”) credit facilities are included in C&I loans. We also issue letters of credit on behalf of our customers. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.

•SBA Paycheck Protection Program (“PPP”) loans - Federally guaranteed loans designed to assist small and medium sized businesses through the disruptions in business brought on by the COVID-19 pandemic. The Paycheck Protection Program is part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act that was signed into law in March 2020. The loans are designed to help businesses meet the on-going costs associated with running and maintaining a business through the COVID-19 pandemic and provide the potential for forgiveness of the loan if the borrower uses the funds for certain purposes, such as maintaining employees on payroll for a specified period of time. Additionally, the PPP allows for a deferral period until the date when the amount of loan forgiveness is determined and remitted to the lender. For borrowers who do not apply for forgiveness, the loan deferral period is 10 months after the applicable forgiveness period ends. In July 2020, the Company sold its entire SBA PPP loan portfolio with an aggregate amortized cost of $1.13 billion to a seasoned and experienced non-bank lender and servicer of SBA loans, resulting in improved balance sheet liquidity and a gain on sale of approximately of $18.9 million, net of net deferred origination fees and purchase discounts. As of September 30, 2020, the Company had no SBA PPP loans.

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

Troubled Debt Restructurings (“TDRs”). From time-to-time, the Company makes modifications to certain loans when a borrower is experiencing financial difficulty. These modifications are made to alleviate temporary impairments in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. Modifications typically include: changes in the amortization terms of the loan, reductions in interest rates, acceptance of interest only payments, and, in limited cases, reductions to the outstanding loan balance. Such loans are typically placed on nonaccrual status and are returned to accrual status when all contractual amounts past due have been brought current, the loan has performed under the modified terms of the loan agreement for a period of at least six months, and the ultimate collectability of all contractual amounts due under the modified terms of the loan agreement is no longer in doubt. The Company typically measures the ACL for TDRs on an individual basis when the loans are deemed to no longer share similar risk characteristics with other loans in the portfolio. The determination of the ACL for TDRs is based on a discounted cash flow approach for both those measured collectively and individually, unless the loan is deemed collateral dependent, which requires measurement of the ACL based on the fair value of the collateral less cost to sell.

The CARES Act, signed into law on March 27, 2020, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Company has elected to apply this guidance to qualifying loan modifications. For such modifications, in the form of payment deferrals, the delinquency status will not advance and loans that were accruing at the time that the relief is provided will generally not be placed on nonaccrual status during the deferral period. Interest income will continue to be recognized over the contractual life of the loan. However, the Company, through its credit portfolio management activities, has continued to monitor facts and circumstances associated with the underlying credit quality of loans modified under the provisions of the CARES Act in an effort to identify any loans where the accrual of interest during the modification period is no longer appropriate. In such cases, the Company ceases the accrual of interest and all previously accrued and uncollected interest is promptly reversed against current period interest income. For additional information, see Note 6 - Loans Held for Investment.

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

Acquired loans that are classified as PCD are acquired at fair value, which includes any resulting discounts or premiums. Discounts and premiums are accreted or amortized into interest income over the remaining life of the loan using the interest method. Unlike non-PCD loans, the initial ACL for PCD loans is established through an adjustment to the acquired loan balance and not through a charge to the provision for credit losses in the period in which the loans were acquired. The ACL for PCD loans is determined with the use of the Company’s ACL methodology. Characteristics of PCD loans include: delinquency, downgrade in credit quality since origination, loans on nonaccrual status, and/or other factors the Company may become aware of through its initial analysis of acquired loans that may indicate there has been more than insignificant deterioration in credit quality since a loan’s origination. In connection with the Opus acquisition on June 1, 2020, the Company acquired PCD loans with an aggregate fair value of approximately $841.2 million, and recorded an ACL of approximately $21.2 million, which was added to the amortized cost of the loans.

Subsequent to acquisition, the ACL for both non-PCD and PCD loans are determined with the use of the Company’s ACL methodology in the same manner as all other loans.

Other Real Estate Owned (“OREO”). Real estate properties acquired through, or in lieu of, loan foreclosure are recorded at fair value, less cost to sell, with any excess of the loan’s amortized cost balance over the fair value of the property recorded as a charge against the ACL. The Company obtains an appraisal and/or market valuation on all other real estate owned at the time of possession. After foreclosure, valuations are periodically performed by management. Any subsequent declines in fair value are recorded as a charge to non-interest expense in current period earnings with a corresponding write-down to the asset. All legal fees and direct costs, including foreclosure and other related costs, are expensed as incurred.

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Note 4 – Acquisitions

Acquisition of Opus

Effective as of June 1, 2020, the Corporation completed the acquisition of Opus, a California-chartered state bank headquartered in Irvine, California, pursuant to a definitive agreement dated as of January 31, 2020. At closing, Opus had $8.32 billion in total assets, $5.94 billion in gross loans, and $6.91 billion in total deposits and operated 46 banking offices located throughout California, Washington, Oregon, and Arizona. As a result of the Opus acquisition, the Corporation acquired specialty lines of business, including trust and escrow services.

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

Prior to the Opus acquisition, Commerce Escrow operated as a division of Opus, offering commercial escrow services and facilitating tax-deferred commercial exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Following the acquisition of Opus, Commerce Escrow operates as a division of the Bank, which created synergies with the Company’s existing escrow deposit business.

The acquisition of Opus expands the Company’s presence in major metropolitan markets with greater operational scale, diversifies business lines, banking products and services, as well as deposit base and clients by adding a new channel of stable, low-cost deposits and fee income from Opus’s trust and escrow businesses, improves revenue, and accelerates the Company’s ability to invest in technology solutions and increase efficiencies.

Pursuant to the terms of the merger agreement, the consideration paid to Opus shareholders consisted of whole shares of the Corporation’s common stock and cash in lieu of fractional shares of the Corporation’s common stock. Upon consummation of the transaction, (i) each share of Opus common stock issued and outstanding immediately prior to the effective time of the acquisition was canceled and exchanged for the right to receive 0.900 shares of the Corporation’s common stock, with cash to be paid in lieu of fractional shares at a rate of $19.31 per share, and (ii) each share of Opus Series A non-cumulative, non-voting preferred stock issued and outstanding immediately prior to the effective time of the acquisition was converted into and canceled in exchange for the right to receive that number of shares of the Corporation’s common stock equal to the product of (X) the number of shares of Opus common stock into which such share of Opus preferred stock was convertible in connection with, and as a result of, the acquisition, and (Y) 0.900, in each case, plus cash in lieu of fractional shares of the Corporation’s common stock.

The Corporation issued 34,407,403 shares, net of 165,136 shares for tax withholding from Opus equity award holders, of the Corporation’s common stock valued at $21.62 per share, which was the closing price of the Corporation’s common stock on May 29, 2020, the last trading day prior to the consummation of the acquisition, and paid cash in lieu of fractional shares. The Corporation assumed Opus’s warrants and options, which represented the issuance of up to approximately 406,778 and 9,538 additional shares of the Corporation’s common stock, valued at approximately $1.8 million and $46,000, respectively, and issued substitute restricted stock units in an aggregate amount of $328,000. The value of the total transaction consideration paid amounted to approximately $749.6 million. The Opus warrants assumed by the Corporation expired unexercised as of September 30, 2020 and no longer remain outstanding. The Opus options assumed by the Corporation have been fully exercised as of September 30, 2020.

May 29, 2020
Merger consideration	(Dollars in thousands)
Value of stock consideration paid to shareholders	$747,458
Cash paid in lieu of fractional shares	2
Value of restricted stock awards	328
Value of options and warrants (1)	1,817
Total merger consideration	$749,605
______________________________
(1) The Opus warrants assumed by the Corporation expired unexercised as of September 30, 2020 and no longer remain outstanding. The Opus options assumed by the Corporation have been fully exercised as of September 30, 2020.

CDI of $16.1 million, customer relationship intangible of $3.2 million, and goodwill of $90.1 million were recognized as a result of the acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill recognized in this transaction is not deductible for income tax purposes.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed of Opus as of June 1, 2020 under the acquisition method of accounting:

Identifiable net assets acquired, at fair value	June 1, 2020
(Dollars in thousands)
Assets acquired
Cash and cash equivalents	$937,102
Interest bearing time deposits with financial institutions	137
Investment securities	829,891
Loans	5,809,451
Allowance for credit losses	(21,242)
Premises and equipment	22,121
Intangible assets	19,267
Deferred tax assets	48,312
Other assets	367,130
Total assets acquired	$8,012,169
Liabilities assumed
Deposits	$6,915,990
FHLB advances and other borrowings	213,491
Subordinated debt	138,653
Other liabilities	84,542
Total liabilities assumed	7,352,676
Total fair value of identifiable net assets	659,493
Total merger consideration	749,605
Goodwill recognized	$90,112

The Company accounted for this transaction under the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires purchased assets and liabilities assumed and consideration exchanged to be recorded at their respective estimated fair values at the date of acquisition. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions at the time of the acquisition, and other future events that are highly subjective in nature and subject to refinement for up to one year after the closing date of acquisition as additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. Since the acquisition, the Company has made a net adjustment of $2.7 million related to loans, deferred tax assets, other assets, and other liabilities.

As of September 30, 2020, the final purchase price remains subject to final adjustments and fair value measurements remain preliminary due to the timing of the acquisition. The Company continues to review information relating to events or circumstances existing at the acquisition date and expects to finalize its analysis of the acquired assets and assumed liabilities over the next few months, but not later than one year after the acquisition. Management anticipates that this review could result in adjustments to the acquisition date valuation amounts presented herein but does not anticipate that these adjustments, if any, would be material.

The Company determined the fair value of loans, intangible assets, investment securities, real property, leases, deposits, and borrowings with the assistance of third-party valuations.

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

At the acquisition date, non-PCD loans and PCD loans had a fair value of $4.94 billion and $841.2 million, respectively, and a contractual balance of $5.05 billion and $896.5 million, respectively. In accordance with U.S. GAAP, there was no carryover of the allowance for credit losses that had been previously recorded by Opus. The Company recorded an ACL of $75.9 million through an increase to the provision for credit losses. The initial ACL for PCD loans of $21.2 million is established through an adjustment to the acquired loan balance and goodwill.

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

Customer relationship intangible

PENSCO operated as the legal trustee for its clients to provide recurring trust services over the life of client’s trust. PENSCO could separately identify each of its customer relationships through the trustee agreement between each customer and PENSCO, as well as account-level specific information, and has a history and pattern of conducting business with them as their legal trustee. In the event that PENSCO (or its successor trust division within the Bank) were to merge, reorganize, get acquired, or change its name, the surviving entity will become the trustee or custodian of the IRAs provided that the surviving entity is authorized to serve in that capacity pursuant to the Internal Revenue Code. Accordingly, such PENSCO client relationships met the contractual or other legal rights criterion for identification as a recognizable intangible asset separate from goodwill. The fair value of the customer relationship intangible asset was determined through the use of an excess earnings model associated with the expected fee income associated with underlying client relationships.

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

The Company incurred $44.1 million of expenses in connection with the Opus acquisition during the nine months ended September 30, 2020. Merger-related expenses are included in other expense in the Company's consolidated statements of income.

The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the three and nine months ended September 30, 2020 and 2019 as if Opus had been acquired on January 1, 2019. This unaudited pro forma information combines the historical results of Opus with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value, cost savings, or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented and the differences could be significant.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(Dollar in thousands, except per share data)
Net interest and other income	$193,304	$197,866	$577,779	$579,353
Net income (loss)	66,566	70,835	(78,570)	181,087
Basic earnings (loss) per share	0.71	0.79	(0.84)	1.97
Diluted earnings (loss) per share	0.70	0.78	(0.84)	1.94

Note 5 – Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$30,161	$2,578	$—	$32,739
Agency	577,627	26,109	(691)	603,045
Corporate	397,670	2,035	(2,169)	397,536
Municipal bonds	1,305,389	23,581	(15,062)	1,313,908
Collateralized mortgage obligations	357,615	1,130	(465)	358,280
Mortgage-backed securities	868,298	27,121	(196)	895,223
Total investment securities available-for-sale	3,536,760	82,554	(18,583)	3,600,731
Investment securities held-to-maturity:
Mortgage-backed securities	26,357	1,419	—	27,776
Other	1,623	—	—	1,623
Total investment securities held-to-maturity	27,980	1,419	—	29,399
Total investment securities	$3,564,740	$83,973	$(18,583)	$3,630,130

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$60,457	$3,137	$(39)	$63,555
Agency	240,348	7,686	(1,676)	246,358
Corporate	149,150	2,217	(14)	151,353
Municipal bonds	384,032	13,450	(184)	397,298
Collateralized mortgage obligations	9,869	123	(8)	9,984
Mortgage-backed securities	494,404	7,603	(2,171)	499,836
Total investment securities available-for-sale	1,338,260	34,216	(4,092)	1,368,384
Investment securities held-to-maturity:
Mortgage-backed securities	36,114	922	—	37,036
Other	1,724	—	—	1,724
Total investment securities held-to-maturity	37,838	922	—	38,760
Total investment securities	$1,376,098	$35,138	$(4,092)	$1,407,144

Unrealized gains and losses on investment securities available-for-sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At September 30, 2020, the Company had accumulated other comprehensive income of $64.0 million, or $45.7 million net of tax, compared to an accumulated other comprehensive income of $30.1 million, or $21.5 million net of tax, at December 31, 2019.

At September 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Company reviews individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is deemed credit related or due to other factors such as changes in interest rates and general market conditions. The Company recognizes credit losses in current period earnings, through a change to provision for credit losses, when declines in the fair value of individual available-for-sale securities are below their amortized cost, and the decline in fair value is deemed to be credit related. Declines in fair value below amortized cost not deemed credit related are recorded net of tax in accumulated other comprehensive income. In the event the Company is required to sell or has the intent to sell an available-for-sale security that has experienced a decline in fair value below its amortized cost, the Company writes the amortized cost of the security down to fair value in the current period.

During the second quarter of 2020, the Company acquired $829.9 million of available-for-sale securities in connection with the acquisition of Opus. Such securities were evaluated and it was determined that there were no investment securities classified as purchase credit deteriorated upon acquisition and, as a result, no allowance for credit losses was recorded.

As of September 30, 2020, the Company has not recorded credit losses on certain available-for-sale securities that were in an unrealized loss position due to the high quality of the investments, with investment grade ratings, and many of them are issued by U.S. government agencies. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company performed a qualitative assessment of these investments as of September 30, 2020, and does not believe the declines in fair value are credit related. There were no provision for credit losses recognized for investment securities during the nine months ended September 30, 2020. There were no other than temporary impairment losses recognized for investment securities during the nine months ended September 30, 2019.

At September 30, 2020, there were no available-for-sale or held-to-maturity securities in nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. At September 30, 2020 and December 31, 2019, there were no securities purchased with deterioration in credit quality since their origination. At September 30, 2020, there were no collateral dependent available-for-sale or held-to-maturity securities.

The table below shows the number, fair value, and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	September 30, 2020
	Less than 12 Months			12 Months or Longer			Total
	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	—	$—	$—	—	$—	$—	—	$—	$—
Agency	3	57,720	(370)	9	11,179	(321)	12	68,899	(691)
Corporate	17	145,419	(2,169)	—	—	—	17	145,419	(2,169)
Municipal bonds	141	776,203	(15,062)	—	—	—	141	776,203	(15,062)
Collateralized mortgage obligations	11	129,496	(463)	1	476	(2)	12	129,972	(465)
Mortgage-backed securities.	8	98,253	(196)	—	—	—	8	98,253	(196)
Total investment securities available-for-sale	180	$1,207,091	$(18,260)	10	$11,655	$(323)	190	$1,218,746	$(18,583)

	December 31, 2019
	Less than 12 Months			12 Months or Longer			Total
	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	1	$10,194	$(39)	—	$—	$—	1	$10,194	$(39)
Agency	13	102,874	(1,340)	9	13,514	(336)	22	116,388	(1,676)
Corporate	1	1,017	(14)	—	—	—	1	1,017	(14)
Municipal bonds	12	30,541	(184)	—	—	—	12	30,541	(184)
Collateralized mortgage obligations	—	—	—	1	603	(8)	1	603	(8)
Mortgage-backed securities	18	130,014	(1,681)	11	26,886	(490)	29	156,900	(2,171)
Total investment securities available-for-sale	45	$274,640	$(3,258)	21	$41,003	$(834)	66	$315,643	$(4,092)

The amortized cost and estimated fair value of investment securities at September 30, 2020, by contractual maturity are shown in the table below.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$—	$—	$30,161	$32,739	$—	$—	$—	$—	$30,161	$32,739
Agency	1,000	1,006	266,255	272,144	234,070	247,806	76,302	82,089	577,627	603,045
Corporate	159,949	160,420	26,391	26,363	156,824	156,934	54,506	53,819	397,670	397,536
Municipal bonds	9,921	10,263	1,458	1,586	36,895	39,849	1,257,115	1,262,210	1,305,389	1,313,908
Collateralized mortgage obligations	—	—	3,620	3,622	135,863	136,445	218,132	218,213	357,615	358,280
Mortgage-backed securities	—	—	2,190	2,335	197,517	212,743	668,591	680,145	868,298	895,223
Total investment securities available-for-sale	170,870	171,689	330,075	338,789	761,169	793,777	2,274,646	2,296,476	3,536,760	3,600,731
Investment securities held-to-maturity:
Mortgage-backed securities	—	—	—	—	—	—	26,357	27,776	26,357	27,776
Other	—	—	—	—	—	—	1,623	1,623	1,623	1,623
Total investment securities held-to-maturity	—	—	—	—	—	—	27,980	29,399	27,980	29,399
Total investment securities	$170,870	$171,689	$330,075	$338,789	$761,169	$793,777	$2,302,626	$2,325,875	$3,564,740	$3,630,130

During the three months ended September 30, 2020, June 30, 2020, and September 30, 2019, the Company recognized gross gains on sales of available-for-sale securities in the amount of $1.2 million, $1.3 million, and $5.1 million, respectively. During the three months ended September 30, 2020, June 30, 2020, and September 30, 2019, the Company recognized gross losses on sales of available-for-sale securities in the amount of $12,000, $1.3 million, and $811,000, respectively. The Company had net proceeds from the sales of available-for-sale securities of $212.5 million, $191.1 million, and $191.3 million during the three months ended September 30, 2020, June 30, 2020, and September 30, 2019, respectively. The net proceeds from the sales of available-for-sale securities during the three months ended June 30, 2020 included $6.5 million of receivables for security sales which settled during the three months ended September 30, 2020.

During the nine months ended September 30, 2020 and 2019, the Company recognized gross gains on sales of available-for-sale securities in the amount of $10.4 million and $6.5 million, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized gross losses on the sales of available-for sale securities in the amount of $1.5 million and $1.6 million, respectively. The Company had net proceeds from the sales of available-for-sale securities of $558.9 million and $418.5 million during the nine months ended September 30, 2020 and 2019, respectively.

Investment securities with carrying values of $149.0 million and $125.7 million as of September 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, other borrowings, and for other purposes as required or permitted by law.

FHLB, FRB and Other Stock

At September 30, 2020, the Company had $17.3 million in FHLB stock, $51.7 million in Federal Reserve Bank of San Francisco (“FRB”) stock and $25.7 million in other stock, all carried at cost. During the three months ended June 30, 2020 and September 30, 2019, the FHLB repurchased $17.3 million and $5.4 million, respectively, of the Company’s excess FHLB stock through its stock repurchase program. During the three months ended September 30, 2020, the FHLB did not repurchase any of the Company’s excess FHLB stock through its stock repurchase program.

The Company evaluates its investments in FHLB, FRB and other stock for impairment periodically, including their capital adequacy and overall financial condition. No impairment loss has been recorded through September 30, 2020.

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

The Company did not record an ACL for available-for-sale or held-to-maturity investment securities during the nine months ended September 30, 2020. For available-for-sale securities where estimated fair value was below amortized cost, such declines were deemed non-credit related and recorded as an adjustment to accumulated other comprehensive income, net of tax. Non-credit related decline in fair value of available-for-sale investment securities can be attributed to changes in interest rates and other market related factors. The Company did not record an ACL for held-to maturity securities during the nine months ended September 30, 2020, because the likelihood of non-repayment is remote.

The following table summarizes the Company’s investment securities portfolio by Moody’s external rating equivalent and by vintage as of September 30, 2020:

	Vintage
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury
Aaa - Aa3	$—	$—	$22,006	$10,733	$—	$—	$32,739
Agency
Aaa - Aa3	284,262	44,884	159,319	9,869	21,246	83,465	603,045
Corporate debt
A1 - A3	59,797	19,922	—	—	119,221	9,256	208,196
Baa1 - Baa3	80,417	41,866	5,074	18,029	8,801	35,153	189,340
Municipal bonds
Aaa - Aa3	904,523	284,555	32,497	50,942	15,238	25,296	1,313,051
A1 - A3	—	—	—	—	—	857	857
Collateralized mortgage obligations
Aaa - Aa3	119,689	86,130	14,500	3,975	114,460	19,526	358,280
Mortgage-backed securities
Aaa - Aa3	305,534	182,206	43,802	187,996	85,510	90,175	895,223
Total investment securities available-for-sale	1,754,222	659,563	277,198	281,544	364,476	263,728	3,600,731
Investment securities held-to-maturity:
Mortgage-backed securities
Aaa - Aa3	—	—	7,291	6,908	4,613	7,545	26,357
Other
Baa1 - Baa3	—	—	628	—	—	995	1,623
Total investment securities held-to-maturity	—	—	7,919	6,908	4,613	8,540	27,980
Total investment securities	$1,754,222	$659,563	$285,117	$288,452	$369,089	$272,268	$3,628,711

Note 6 – Loans Held for Investment

The company’s loan portfolio is segmented according to loans that share similar attributes and risk characteristics.

Investor loans secured by real estate includes CRE non-owner-occupied, multifamily, construction, and land, as well as SBA loans secured by real estate, which are loans collateralized by hotel/motel real property.

Business loans secured by real estate are loans to businesses that are collateralized by real estate where the operating cash flow of the business is the primary source of repayment. This loan portfolio includes CRE owner-occupied, franchise loans secured by real estate, and SBA loans secured by real estate, which are collateralized by real property other than hotel/motel real property.

Commercial loans are loans to businesses where the operating cash flow of the business is the primary source of repayment without the additional benefit of real estate collateral. This loan portfolio includes commercial and industrial, franchise loans non-real estate secured, and SBA loans non-real estate secured.

Retail loans portfolio includes single family residential and consumer loans. Single family residential includes home equity lines of credit, as well as second trust deeds.

The following table presents the composition of the loan portfolio for the period indicated:

	September 30,	December 31,
	2020	2019
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$2,707,930	$2,070,141
Multifamily	5,142,069	1,575,726
Construction and land	337,872	438,786
SBA secured by real estate	57,610	68,431
Total investor loans secured by real estate	8,245,481	4,153,084
Business loans secured by real estate
CRE owner-occupied	2,119,788	1,846,554
Franchise real estate secured	359,329	353,240
SBA secured by real estate	84,126	88,381
Total business loans secured by real estate	2,563,243	2,288,175
Commercial loans
Commercial and industrial	1,820,995	1,393,270
Franchise non-real estate secured	515,980	564,357
SBA non-real estate secured	16,748	17,426
Total commercial loans	2,353,723	1,975,053
Retail loans
Single family residential	243,359	255,024
Consumer	45,034	50,975
Total retail loans	288,393	305,999
Gross loans held for investment (1)	13,450,840	8,722,311
Allowance for credit losses for loans held for investment (2)	(282,503)	(35,698)
Loans held for investment, net	$13,168,337	$8,686,613

Loans held for sale, at lower of cost or fair value	$1,032	$1,672
______________________________
(1) Includes unaccreted fair value net purchase discounts of $126.3 million and $40.7 million as of September 30, 2020 and December 31, 2019, respectively.
(2) The allowance for credit losses as of December 31, 2019 was the allowance for loan and lease losses (“ALLL”) accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the balance sheet date. The allowance for credit losses at September 30, 2020 is accounted for under ASC 326, which is reflective of estimated expected lifetime credit losses.

The Company participated in the SBA PPP program under the CARES Act during the second quarter of 2020 and originated SBA PPP loans. At June 30, 2020, the Company’s SBA PPP loan balance was $1.13 billion. In July 2020, the Company concluded the sale of its entire SBA PPP loan portfolio with an aggregate amortized cost of $1.13 billion to a seasoned and experienced non-bank lender and servicer of SBA loans, resulting in improved balance sheet liquidity and a gain on sale of approximately of $18.9 million, net of net deferred origination fees and net purchase discounts.

Loans Serviced for Others and Loan Securitization

The Company generally retains the servicing rights of the guaranteed portion of SBA loans sold, for which the Company records a servicing asset initially at fair value within its other assets category. Servicing assets are subsequently measured using the amortization method and amortized to noninterest income. Servicing assets are evaluated for impairment based on the fair value of the assets as compared to carrying amount. At September 30, 2020 and December 31, 2019, the servicing asset totaled $5.9 million and $7.7 million, respectively, and was included in other assets in the Company’s consolidated statement of financial condition. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. At September 30, 2020 and December 31, 2019, the Company determined that no valuation allowance was necessary.

Opus entered into securitization sales on December 23, 2016 with the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The transaction involved the sale of $509 million in originated multifamily loans through a Freddie Mac-sponsored transaction. One class of Freddie Mac guaranteed structured pass-through certificates was issued and purchased entirely by Opus. In connection with the Opus acquisition, the Company's continuing involvement includes sub-servicing responsibilities, general representations and warranties, and reimbursement obligations. Servicing responsibilities on loan sales generally include obligations to collect and remit payments of principal and interest, provide foreclosure services, manage payments of taxes and insurance premiums, and otherwise administer the underlying loans. In connection with the securitization transaction, Freddie Mac was designated as the master servicer and appointed the Company to perform sub-servicing responsibilities, which generally include the servicing responsibilities described above with the exception of the servicing of foreclosed or defaulted loans. The overall management, servicing, and resolution of defaulted loans and foreclosed loans are separately designated to the special servicer, a third-party institution that is independent of the master servicer and the Company. The master servicer has the right to terminate the Company in its role as sub-servicer and direct such responsibilities accordingly.

General representations and warranties associated with loan sales and securitization sales require the Company to uphold various assertions that pertain to the underlying loans at the time of the transaction, including, but not limited to, compliance with relevant laws and regulations, absence of fraud, enforcement of liens, no environmental damages, and maintenance of relevant environmental insurance. Such representations and warranties are limited to those that do not meet the quality represented at the transaction date and do not pertain to a decline in value or future payment defaults. In circumstances where the Company breaches its representations and warranties, the Company would generally be required to cure such instances through a repurchase or substitution of the subject loan(s).

To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse Freddie Mac for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date of December 23, 2016. The liability recorded for Company’s exposure to the reimbursement agreement with Freddie Mac was $540,000 as of September 30, 2020.

Loans sold and serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans and participations serviced for others were $727.2 million at September 30, 2020 and $633.8 million at December 31, 2019, including loans transferred through securitization with Freddie Mac of $111.1 million and SBA participations serviced for others of $437.4 million at September 30, 2020, and SBA participations serviced for others of $475.3 million at December 31, 2019, respectively.

Concentration of Credit Risk

As of September 30, 2020, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located predominately in California. The Company’s loan portfolio contains concentrations of credit in multifamily real estate, commercial non-owner-occupied real estate, commercial owner-occupied real estate loans, and commercial and industrial business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and diversifies its loan portfolio through loan originations, purchases, and sales to meet approved concentration levels. While management believes that the collateral presently securing these loans is adequate, there can be no assurances that a significant deterioration in the California real estate market or economy would not expose the Company to significantly greater credit risk.

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus and likewise in excess of 15% of the Bank’s unimpaired capital plus surplus for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $800.1 million for secured loans and $480.1 million for unsecured loans at September 30, 2020. In order to manage concentration risk, the Bank maintains a house lending limit well below these statutory maximums. At September 30, 2020, the Bank’s largest aggregate outstanding balance of loans to one borrower was $126.4 million comprised of $101.5 million and $24.9 million of secured CRE non-owner-occupied and unsecured C&I credit, respectively.

Credit Quality and Credit Risk Management

The Company’s credit quality and credit risk are controlled in two distinct management processes. The first is the loan origination process, wherein the Bank underwrites credit quality and chooses which risks it is willing to accept. The Company maintains a comprehensive credit policy, which sets forth maximum tolerances for key elements of loan risk. The policy identifies and sets forth specific guidelines for analyzing each of the loan products the Company offers from both an individual and portfolio-wide basis. The credit policy is reviewed annually by the Bank Board. The Bank’s underwriters ensure key risk factors are analyzed with nearly all underwriting including a comprehensive global cash flow analysis of the prospective borrowers.

The second is in the ongoing measurement and oversight of the loan portfolio, where existing credit risk is measured and monitored, and where performance issues are dealt with in a timely and comprehensive fashion. Credit risk is managed within the loan portfolio by the Company’s portfolio managers based on a comprehensive credit and portfolio review policy. This policy requires a program of financial data collection and analysis, comprehensive loan reviews, property and/or business inspections, and monitoring of portfolio concentrations and trends. The portfolio managers also monitor borrowing bases under asset-based lines of credit, loan covenants, and other conditions associated with the Company’s business loans as a means to help identify potential credit risk. Individual loans, excluding the homogeneous loan portfolio, are reviewed at least every two years and in most cases, more often, including the assignment or confirmation of a risk grade.

Risk grades are based on a six-grade Pass scale, along with Special Mention, Substandard, Doubtful, and Loss classifications, as such classifications are defined by the regulatory agencies. The assignment of risk grades allows the Company to, among other things, identify the risk associated with each credit in the portfolio and to provide a basis for estimating credit losses inherent in the portfolio. Risk grades are reviewed regularly with the Company’s Credit and Portfolio Review Committee, and the portfolio management and risk grading process is reviewed on an ongoing basis by an independent loan review function, as well as by regulatory agencies during scheduled examinations.

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

The Bank’s portfolio managers also manage loan performance risks, collections, workouts, bankruptcies, and foreclosures. A special department, whose portfolio managers have professional expertise in these areas, typically handles or advises on these types of matters. Loan performance risks are mitigated by our portfolio managers acting promptly and assertively to address problem credits when they are identified. Collection efforts commence immediately upon non-payment, and the portfolio managers seek to promptly determine the appropriate steps to minimize the Company’s risk of loss. When foreclosure will maximize the Company’s recovery for a non-performing loan, the portfolio managers will take appropriate action to initiate the foreclosure process.

When a loan is graded as special mention, substandard, or doubtful, the Company obtains an updated valuation of the underlying collateral. If, through the Company’s credit risk management process, it is determined the ultimate repayment of a loan will come from the foreclosure upon and ultimate sale of the underlying collateral, the loan is deemed collateral dependent and evaluated individually to determine an appropriate ACL for the loan. The ACL for such loans is measured as the amount by which the fair value of the underlying collateral, less estimated costs to sell, is less than the amortized cost of the loan. The Company typically continues to obtain or confirm updated valuations of underlying collateral for special mention and classified loans on an annual or biennial basis in order to have the most current indication of fair value of the underlying collateral securing the loan. Additionally, once a loan is identified as collateral dependent, due to the likelihood of foreclosure, and repayment of the loan is expected to come from the eventual sale of the underlying collateral, an analysis of the underlying collateral is performed at least quarterly. Changes in the estimated fair value of the collateral are reflected in the lifetime ACL for the loan. Balances deemed to be uncollectable are promptly charged-off.

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as of September 30, 2020:

	Term Loans by Vintage
	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
September 30, 2020	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$190,701	$566,855	$475,363	$314,190	$290,179	$852,044	$11,031	$—	$2,700,363
Special mention	—	—	1,839	435	—	1,816	—	—	4,090
Substandard	—	—	202	—	517	2,199	559	—	3,477
Multifamily
Pass	638,349	1,735,235	964,740	750,548	412,893	639,171	574	—	5,141,510
Substandard	—	—	—	559	—	—	—	—	559
Construction and land
Pass	25,240	145,709	104,702	33,023	19,932	7,997	374	—	336,977
Substandard	—	—	895	—	—	—	—	—	895
SBA secured by real estate
Pass	494	10,412	11,058	14,842	6,712	9,037	—	—	52,555
Substandard	—	163	2,117	698	399	1,678	—	—	5,055
Total investor loans secured by real estate	$854,784	$2,458,374	$1,560,916	$1,114,295	$730,632	$1,513,942	$12,538	$—	$8,245,481
Business loans secured by real estate
CRE owner-occupied
Pass	$210,662	$412,186	$358,157	$346,906	$235,040	$505,999	$4,593	$—	$2,073,543
Special mention	—	15,827	—	10,268	4,186	2,008	—	—	32,289
Substandard	—	—	3,636	725	2,666	6,679	250	—	13,956
Franchise real estate secured
Pass	20,507	87,749	74,459	102,756	31,512	42,346	—	—	359,329
SBA secured by real estate
Pass	2,643	7,658	14,054	17,110	9,643	26,768	95	—	77,971
Substandard	—	—	22	1,994	914	3,225	—	—	6,155
Total loans secured by business real estate	$233,812	$523,420	$450,328	$479,759	$283,961	$587,025	$4,938	$—	$2,563,243

	Term Loans by Vintage
	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
September 30, 2020	(Dollars in thousands)
Commercial Loans
Commercial and industrial
Pass	$98,656	$339,144	$183,259	$232,648	$71,414	$94,220	$682,523	$6,311	$1,708,175
Special mention	—	43	17,231	15,810	1,398	—	7,886	—	42,368
Substandard	—	4,902	22,763	1,111	1,265	4,393	34,271	1,747	70,452
Franchise non-real estate secured
Pass	20,205	201,621	117,113	53,160	47,290	43,239	1,361	511	484,500
Substandard	—	2,050	957	28,473	—	—	—	—	31,480
SBA non-real estate secured
Pass	355	2,299	1,700	2,254	623	3,881	—	268	11,380
Special mention	—	—	—	1,661	—	—	—	—	1,661
Substandard	—	85	369	820	275	1,424	734	—	3,707
Total commercial loans	$119,216	$550,144	$343,392	$335,937	$122,265	$147,157	$726,775	$8,837	$2,353,723
Retail Loans
Single family residential
Pass	$4,469	$8,385	$14,972	$14,884	$35,074	$133,137	$31,452	—	$242,373
Special mention	—	—	—	—	—	57	—	—	57
Substandard	—	—	—	—	—	929	—	—	929
Consumer loans
Pass	63	142	60	38,037	12	3,255	3,422	—	44,991
Substandard	—	—	—	—	—	43	—	—	43
Total retail loans	$4,532	$8,527	$15,032	$52,921	$35,086	$137,421	$34,874	$—	$288,393
Totals gross loans	$1,212,344	$3,540,465	$2,369,668	$1,982,912	$1,171,944	$2,385,545	$779,125	$8,837	$13,450,840

The following tables stratify the loan portfolio by the Company’s internal risk grading as of December 31, 2019:

	Credit Risk Grades
	Pass	Special Mention	Substandard	Total Gross Loans
December 31, 2019	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$2,067,875	$1,178	$1,088	$2,070,141
Multifamily	1,575,510	—	216	1,575,726
Construction and land	438,769	—	17	438,786
SBA secured by real estate	65,835	973	1,623	68,431
Total investor loans secured by real estate	4,147,989	2,151	2,944	4,153,084
Business loans secured by real estate
CRE owner-occupied	1,831,853	11,167	3,534	1,846,554
Franchise real estate secured	352,319	921	—	353,240
SBA secured by real estate	83,106	1,842	3,433	88,381
Total business loans secured by real estate	2,267,278	13,930	6,967	2,288,175
Commercial loans
Commercial and industrial	1,359,662	13,226	20,382	1,393,270
Franchise non-real estate secured	546,594	6,930	10,833	564,357
SBA not secured by real estate	13,933	485	3,008	17,426
Total commercial loans	1,920,189	20,641	34,223	1,975,053
Retail loans
Single family residential	254,463	—	561	255,024
Consumer loans	50,921	—	54	50,975
Total retail loans	305,384	—	615	305,999
Total gross loans	$8,640,840	$36,722	$44,749	$8,722,311

The following tables stratify loans held by investment by delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due
	Current	30-59	60-89	90+	Total
September 30, 2020	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$2,707,169	$—	$—	$761	$2,707,930
Multifamily	5,142,069	—	—	—	5,142,069
Construction and land	336,977	—	—	895	337,872
SBA secured by real estate	56,346	673	—	591	57,610
Total investor loans secured by real estate	8,242,561	673	—	2,247	8,245,481
Business loans secured by real estate
CRE owner-occupied	2,114,484	—	250	5,054	2,119,788
Franchise real estate secured	359,329	—	—	—	359,329
SBA secured by real estate	83,116	—	—	1,010	84,126
Total business loans secured by real estate	2,556,929	—	250	6,064	2,563,243
Commercial loans
Commercial and industrial	1,810,027	5,717	836	4,415	1,820,995
Franchise non-real estate secured	508,237	—	—	7,743	515,980
SBA not secured by real estate	15,691	320	—	737	16,748
Total commercial loans	2,333,955	6,037	836	12,895	2,353,723
Retail loans
Single family residential	242,985	374	—	—	243,359
Consumer loans	45,034	—	—	—	45,034
Total retail loans	288,019	374	—	—	288,393
Totals	$13,421,464	$7,084	$1,086	$21,206	$13,450,840

		Days Past Due
	Current	30-59	60-89	90+	Total Gross Loans
December 31, 2019	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$2,067,874	$1,179	$—	$1,088	$2,070,141
Multifamily	1,575,726	—	—	—	1,575,726
Construction and land	438,786	—	—	—	438,786
SBA secured by real estate	68,041	—	—	390	68,431
Total investor loans secured by real estate	4,150,427	1,179	—	1,478	4,153,084
Business loans secured by real estate
CRE owner-occupied	1,846,223	331	—	—	1,846,554
Franchise real estate secured	353,240	—	—	—	353,240
SBA secured by real estate	86,946	—	589	846	88,381
Total business loans secured by real estate	2,286,409	331	589	846	2,288,175
Commercial loans
Commercial and industrial	1,389,026	422	826	2,996	1,393,270
Franchise non-real estate secured	555,215	—	9,142	—	564,357
SBA not secured by real estate	16,141	167	—	1,118	17,426
Total commercial loans	1,960,382	589	9,968	4,114	1,975,053
Retail loans
Single family residential	255,024	—	—	—	255,024
Consumer loans	50,967	5	2	1	50,975
Total retail loans	305,991	5	2	1	305,999
Totals loans	$8,703,209	$2,104	$10,559	$6,439	$8,722,311

Individually Evaluated Loans

Beginning on January 1, 2020, the Company evaluates loans collectively for purposes of determining the ACL in accordance with ASC 326. Collective evaluation is based on aggregating loans deemed to possess similar risk characteristics. In certain instances the Company may identify loans that it believes no longer possess risk characteristics similar to other loans in the portfolio. These loans are typically identified from a substandard or worse internal risk grade, since the specific attributes and risks associated with such loans tend to become unique as the credit deteriorates. Such loans are typically nonperforming, modified through a TDR, and/or are deemed collateral dependent, where the ultimate repayment of the loan is expected to come from the operation of or eventual sale of the collateral. Loans that are deemed by management to no longer possess risk characteristics similar to other loans in the portfolio are evaluated individually for purposes of determining an appropriate lifetime ACL. The Company uses a discounted cash flow approach, using the loan’s effective interest rate, for determining the ACL on individually evaluated loans, unless the loan is deemed collateral dependent, which requires evaluation based on the estimated fair value of the underlying collateral, less estimated costs to sell. The Company may increase or decrease the ACL for collateral dependent individually evaluated loans based on changes in the estimated fair value of the collateral. Changes in the ACL for all other individually evaluated loans is based substantially on the Company’s evaluation of cash flows expected to be received from such loans.

As of September 30, 2020, $26.5 million of loans were individually evaluated, and the ACL attributed to such loans was $2.0 million. At September 30, 2020, $8.8 million of individually evaluated loans were evaluated using a discounted cash flow approach and $17.7 million of individually evaluated loans were evaluated based on the underlying value of the collateral.

The Company had individually evaluated loans on nonaccrual status of $26.5 million at September 30, 2020.

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

Prior to the adoption of ASC 326, the Company reviewed loans for impairment when the loan was classified as substandard or worse, delinquent 90 days, determined by management to be collateral dependent, or when the borrower filed bankruptcy or was granted a loan modification in a TDR. Measurement of impairment was based on the loan’s expected future cash flows discounted at the loan’s effective interest rate, measured by reference to an observable market value, if one existed, or the fair value of the collateral if the loan was deemed collateral dependent. Valuation allowances were determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Charge-offs were recorded when amounts were no longer deemed collectable.

The following tables provide a summary of the Company’s investment in impaired loans as of the period indicated:

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans
	(Dollars in thousands)
December 31, 2019
Investor loans secured by real estate
CRE non-owner-occupied	$1,184	$1,088	$—	$1,088	$—
SBA secured by real estate	772	390	—	390	—
Business loans secured by real estate
SBA secured by real estate	1,743	1,517	—	1,517	—
Commercial loans
Commercial and industrial	7,755	7,529	—	7,529	—
Franchise non-real estate secured	10,835	10,834	—	10,834	—
SBA non-real estate secured	1,555	1,118	—	1,118	—
Retail loans
Single family residential	412	366	—	366	—
Totals	$24,256	$22,842	$—	$22,842	$—

The following table presents information on impaired loans and leases, disaggregated by loan segment, for the periods indicated:

	Impaired Loans
	September 30, 2019
	Three Months Ended		Nine Months Ended
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$421	$—	$194	$—
Construction and land	320	—	160	—
SBA secured by real estate	406	—	1,196	—
Business loans secured by real estate
CRE owner-occupied	845	—	662	—
Franchise real estate secured	—	—	2,516	—
SBA secured by real estate	969	—	692	—
Commercial loans
Commercial and industrial	10,170	104	9,925	303
Franchise non-real estate secured	679	—	385	—
SBA non-real estate secured	1,113	—	1,081	—
Retail loans
Single family residential	373	—	383	—
Consumer loans	—	—	25	—
Totals	$15,296	$104	$17,219	$303
______________________________
(1) Interest income recognized represents interest on accruing loans.

The Company had impaired loans on nonaccrual status of $8.5 million at December 31, 2019. The Company had no loans 90 days or more past due and still accruing at December 31, 2019.

Troubled Debt Restructurings

We sometimes modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments and, in limited cases, concessions to the outstanding loan balances. These loans are classified as TDRs. TDRs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition or cash flows. A workout plan between us and the borrower is designed to provide a bridge for borrower cash flow shortfalls in the near term. A TDR loan may be returned to accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a time frame of at least six months, and the ultimate collectability of the total contractual restructured principal and interest in no longer in doubt. At September 30, 2020, there were no loans modified as TDRs. At December 31, 2019, TDRs consisted of two loans aggregating $3.0 million, both of which were current and on accrual status. During the three months and nine months ended September 30, 2020 and 2019, there were no loans modified as TDRs. During the three months and nine months ended September 30, 2020 and 2019, there were no TDRs that experienced payment defaults after modifications within the previous 12 months.

The CARES Act, signed into law on March 27, 2020, permits financial institutions to suspend requirements under U.S. GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. On April 7, 2020, federal bank regulators issued a joint interagency statement that allows lenders to conclude that a borrower is not experiencing financial difficulty if short-term (e.g., six months or less) modifications are made in response to the COVID-19 pandemic, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented.

For COVID-19 related loan modifications in the form of payment deferrals, the delinquency status will not advance and loans that were accruing at the time that the relief is provided will generally not be placed on nonaccrual status during the deferral period. Interest income will continue to be recognized over the contractual life of the loan. However, the Company, through its credit portfolio management activities, has continued to monitor facts and circumstances associated with the underlying credit quality of loans modified under the provisions of the CARES Act in an effort to identify any loans where the accrual of interest during the modification period is no longer appropriate. In such cases, the Company ceases the accrual of interest and all previously accrued and uncollected interest is promptly reversed against current period interest income. The Company has determined none of the COVID-19 related loan modifications need to be characterized as TDRs. As of September 30, 2020, 54 loans with an aggregate amortized cost of $118.3 million, of which 12 loans totaling $24.5 million were acquired in connection with the acquisition of Opus, were modified due to COVID-19 hardship under the CARES Act, which represent 0.9% of total loans held for investment as of that date. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Troubled Debt Restructurings for additional information.

Purchased Credit Deteriorated and Purchased Credit Impaired Loans

Prior to the adoption of ASC 326, the Company accounted for PCI loans and income recognition thereof in accordance with ASC Subtopic 310-30 Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. PCI loans are loans that as of the date of their acquisition have experienced deterioration in credit quality between origination and acquisition and for which it was probable, at acquisition, that not all contractually required payments would be collected. Following the adoption of ASC 326 on January 1, 2020, the Company analyzes acquired loans for more-than-insignificant deterioration in credit quality since their origination. Such loans are classified as purchased credit deteriorated loans. Please also see Note 3 - Significant Accounting Policies for more information concerning the accounting for PCD loans.

Prior to the adoption of ASC 326, the Company measured the amount by which the undiscounted expected cash future flows on PCI loans exceeded the estimated fair value of the loan on the date of acquisition as the “accretable yield,” representing the amount of estimated future interest income on the loan. The amount of accretable yield was re-measured at each financial reporting date, representing the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI loan. Following the adoption of ASC 326, the Company accounts for interest income on PCD loans using the interest method, whereby any purchase discounts or premiums are accreted or amortized into interest income as an adjustment of the loan’s yield. An accretable yield is not determined for PCD loans.

Upon the adoption of ASC 326, acquired loans classified as PCD are recorded at an initial amortized cost, which is comprised of the purchase price of the loans (or initial fair value) and the initial ACL determined for the loans, which is added to the purchase price of the loans, and any resulting discount or premium related to factors other than credit. The Company had no such loans at adoption.

The following table reconciles the par value, or initial amortized cost, of PCD loans acquired in the Opus acquisition as of the date of the acquisition with the purchase price (or initial fair value of the loans):

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

The Company typically does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the timely collection of principal or interest. However, when such loans are well secured and in the process of collection, the Company may continue with the accrual of interest. The Company had no loans 90 days or more past due and still accruing at September 30, 2020 and December 31, 2019. Nonaccrual loans totaled $27.2 million at September 30, 2020 and $8.5 million as of December 31, 2019.

The following tables provide a summary of nonaccrual loans as of the date indicated:

	Nonaccrual Loans (1)
	Collateral Dependent Loans	ACL	Non-Collateral Dependent Loans	ACL	Total Nonaccrual Loans (2)	Nonaccrual Loans with No ACL
September 30, 2020	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$2,838	$—	$—	$—	$2,838	$2,838
Construction and land	895	—	—	—	895	895
SBA secured by real estate	1,264	—	—	—	1,264	1,264
Total investor loans secured by real estate	4,997	—	—	—	4,997	4,997
Business loans secured by real estate
CRE owner-occupied	6,105	—	—	—	6,105	6,105
SBA secured by real estate	1,084	—	—	—	1,084	1,084
Total business loans secured by real estate	7,189	—	—	—	7,189	7,189
Commercial loans
Commercial and industrial	4,309	557	1,790	266	6,099	2,809
Franchise non-real estate secured	—	—	7,742	1,165	7,742	—
SBA non-real estate secured	737	—	—	—	737	737
Total commercial loans	5,046	557	9,532	1,431	14,578	3,546
Retail loans
Single family residential	450	—	—	—	450	450
Total retail loans	450	—	—	—	450	450
Totals nonaccrual loans	$17,682	$557	$9,532	$1,431	$27,214	$16,182
______________________________
(1) The ACL for nonaccrual loans is determined based on a discounted cash flow methodology unless the loan is considered collateral dependent. The ACL for collateral dependent loans is determined based on the estimated fair value of the underlying collateral.
(2) No interest income was recognized on nonaccrual loans during the three and nine months ended September 30, 2020.

Residential Real Estate Loans In Process of Foreclosure

The Company had no consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of September 30, 2020 or December 31, 2019.

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

The following table summarizes collateral dependent loans by collateral type as of September 30, 2020:

	September 30, 2020
	Office Properties	Industrial Properties	Retail Properties	Land Properties	Hotel Properties	Residential Properties	Business Assets	Total
	(Dollars in thousands)
Investor loan secured by real estate
CRE non-owner-occupied	$—	$—	$2,636	$—	$202	$—	$—	$2,838
Construction and land	—	—	—	—	—	895	—	895
SBA secured by real estate	—	—	—	—	1,264	—	—	1,264
Total investor loans secured by real estate	—	—	2,636	—	1,466	895	—	4,997
Business loans secured by real estate
CRE owner-occupied	—	801	—	5,304	—	—	—	6,105
SBA secured by real estate	304	758	—	—	—	22	—	1,084
Total business loans secured by real estate	304	1,559	—	5,304	—	22	—	7,189
Commercial loans
Commercial and industrial	—	—	—	—	—	—	4,309	4,309
SBA non-real estate secured	—	—	—	—	—	—	737	737
Total commercial loans	—	—	—	—	—	—	5,046	5,046
Retail loans
Single family residential	—	—	—	—	—	450	—	450
Total retail loans	—	—	—	—	—	450	—	450
Totals collateral dependent loans	$304	$1,559	$2,636	$5,304	$1,466	$1,367	$5,046	$17,682

Note 7 – Allowance for Credit Losses

The Company accounts for credit losses on loans in accordance with ASC 326 - Financial Instruments - Credit Losses, to determine the ACL. ASC 326 requires the Company to recognize estimates for lifetime losses on loans and unfunded loan commitments at the time of origination or acquisition. The recognition of losses at origination or acquisition represents the Company’s best estimate of the lifetime expected credit loss associated with a loan given the facts and circumstances associated with the particular loan, and involves the use of significant management judgement and estimates, which are subject to change based on management’s on-going assessment of the credit quality of the loan portfolio and changes in economic forecasts used in the model. The Company uses a discounted cash flow model when determining estimates for the ACL for commercial real estate loans and commercial loans, which comprise the majority of the loan portfolio, and uses a historical loss rate model for retail loans. The Company also utilizes proxy loan data in its ACL model where the Company’s own historical data is not sufficiently available.

The discounted cash flow model is applied on an instrument-by-instrument basis, and for loans with similar risk characteristics, to derive estimates for the lifetime ACL for each loan. The discounted cash flow methodology relies on several significant components essential to the development of estimates for future cash flows on loans and unfunded commitments. These components consist of: (i) the estimated probability of default, (ii) the estimated loss given default, which represents the estimated severity of the loss when a loan is in default, (iii) estimates for prepayment activity on loans, and (iv) the estimated exposure to the Company at default (“EAD”). These components are also heavily influenced by changes in economic forecasts employed in the model over a reasonable and supportable period. The Company’s ACL methodology for unfunded loan commitments also includes assumptions concerning the probability an unfunded commitment will be drawn upon by the borrower. These assumptions are based on the Company’s historical experience.

The Company’s discounted cash flow ACL model for commercial real estate and commercial loans uses internally derived estimates for prepayments in determining the amount and timing of future contractual cash flows to be collected. The estimate of future cash flows also incorporates estimates for contractual amounts the Company believes may not be collected, which are based on assumptions for PD, LGD, and EAD. EAD is the estimated outstanding balance of the loan at the time of default. It is determined by the contractual payment schedule and expected payment profile of the loan, incorporating estimates for expected prepayments and future draws on revolving credit facilities. The Company discounts cash flows using the effective interest rate on the loan. The effective interest rate represents the contractual rate on the loan; adjusted for any purchase premiums, purchase discounts, and deferred fees and costs associated with the origination of the loan. The Company has made an accounting policy election to adjust the effective interest rate to take into consideration the effects of estimated prepayments. The ACL for loans is determined by measuring the amount by which a loan’s amortized cost exceeds its discounted cash flows.

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

Loss Given Default

LGDs for commercial real estate loans are derived from a third party, using proxy loan information, and are based on loan and property level characteristics in the Company’s loan portfolio, such as: loan to values, estimated time to resolution, property size, and current and estimated future market price changes for underlying collateral. The LGD is highly dependent upon loan to value ratios, and incorporates estimates for the expense associated with managing the loan through to resolution. LGDs also incorporate an estimate for the loss severity associated with loans where the borrower fails to meet their debt obligation at maturity, such as through a balloon payment or the refinancing of the loan through another lender. External factors that have an impact on LGDs include: changes in the CRE Price Index, GDP growth rate, unemployment rates and the Moody’s Baa rating corporate debt interest rate spread. LGDs are applied to each loan in the commercial real estate portfolio, and in conjunction with the PD, produce estimates for net cash flows not expected to be collected over the estimated term of the loan.

LGDs for commercial loans are also derived from a third party that has a considerable database of credit related information specific to the financial services industry and the type of loans within this segment, and is used to generate annual default information for commercial loans. These proxy LGDs are dependent upon data inputs such as: credit quality, borrower industry, region, borrower size, and debt seniority. LGDs are then applied to each loan in the commercial portfolio, and in conjunction with the PD, produce estimates for net cash flows not expected to be collected over the estimated term of the loan.

Historical Loss Rates for Retail Loans
The historical loss rate model for retail loans are derived from a third party that has a considerable database of credit related information for retail loans. Key loan level attributes and economic drivers in determining the loss rate for retail loans include FICO scores, vintage, as well as geography, unemployment rates, and changes in consumer real estate prices.

Forecasts

U.S. GAAP requires the Company to develop reasonable and supportable forecasts of future conditions, and estimate how those forecasts are expected to impact a borrower’s ability to satisfy their obligation to the Bank and the ultimate collectability of future cash flows over the life of the loan. The Company uses economic scenarios from an independent third party, Moody’s Analytics, in its estimation of a borrower’s ability to repay a loan in future periods. These scenarios are based on past events, current conditions, and the likelihood of future events occurring. These scenarios typically are comprised of: (1) a base-case scenario, (2) an upside scenario, representing slightly better economic conditions than currently experienced and, (3) a downside scenario, representing recessionary conditions. Management periodically evaluates economic scenarios and may decide that a particular economic scenario or a combination of probability-weighted economic scenarios should be used in the Company’s ACL model. The economic scenarios chosen for the model, the extent to which more than one scenario is used, and the weights that are assigned to them, are based on the Company’s estimate of the probability of each scenario occurring, which is based in part on analysis performed by an independent third-party. Economic scenarios chosen, as well as the assumptions within those scenarios, and whether to use a probability-weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events such as the on-going COVID-19 pandemic. The Company recognizes the non-linearity of credit losses relative to economic performance and thus the Company believes consideration of and, if appropriate under the circumstances, use of multiple probability-weighted economic scenarios is appropriate in estimating credit losses over the forecast period. This approach is based on certain assumptions. The first assumption is that no single forecast of the economy, however detailed or complex, is completely accurate over a reasonable forecast time-frame, and is subject to revisions over time. By considering multiple scenario outcomes and assigning reasonable probability weightings to them, some of the uncertainty associated with a single scenario approach, the Company believes, is mitigated.

As of January 1, 2020, upon the adoption of ASC 326, the Company’s ACL model used three probability-weighted scenarios representing a base-case scenario, an upside scenario, and a downside scenario. The weightings assigned to each scenario were as follows: the base-case scenario, or most likely scenario, was assigned a weighting of 40%, while the upside and downside scenarios were each assigned weightings of 30%. As of September 30, 2020, the Company’s ACL model used the same three probability weighted scenarios, updated for current expected economic conditions, including the current and estimated future impact associated with the on-going COVID-19 pandemic. The use of three probability-weighted scenarios in the third quarter of 2020 is consistent with the approach used in the Company’s ACL model during the second quarter of 2020. The Company evaluated the weightings of each economic scenario in the current period with the assistance of Moody's Analytics, and determined the current weightings of 40% for the base-case scenario, and 30% for each of the upside and downside scenarios appropriately reflect the likelihood of outcomes for each scenario given the current economic environment.

The Company currently forecasts economic conditions over a two-year period, which we believe is a reasonable and supportable period. Beyond the point which the Company can provide for a reasonable and supportable forecast, economic variables revert to their long-term averages. The Company has reflected this reversion over a period of three years in each of its economic scenarios used to generate the overall probability-weighted forecast. Changes in economic forecasts impact the PD, LGD, and EAD for each loan, and therefore influence the amount of future cash flows for each loan the Company does not expect to collect.

The Company derives the economic forecasts it uses in its ACL model from Moody's Analytics that has a large team of economists, data-base managers and operational engineers with a history of producing monthly economic forecasts for over 25 years. The forecasts produced by this third party have been widely used by banks, credit unions, government agencies and real estate developers. These economic forecasts cover all states and metropolitan areas in the Unites States, and reflect changes in economic variables such as: GDP growth, interest rates, employment rates, changes in wages, retail sales, industrial production, metrics associated with the single-family and multifamily housing markets, vacancy rates, changes in equity market prices, and energy markets.

It is important to note that the Company’s ACL model relies on multiple economic variables, which are used under several economic scenarios. Although no one economic variable can fully demonstrate the sensitivity of the ACL calculation to changes in the economic variables used in the model, the Company has identified certain economic variables that have significant influence in the Company’s model for determining the ACL. As of September 30, 2020, the Company’s ACL model incorporated the following assumptions for key economic variables in the base-case and downside scenarios:

Base-case Scenario:

•CRE Price Index decreases by an approximate annualized rate of 16% through the remainder of 2020 with the rate of decline slowing in Q1 2021 to 10%, before returning to growth by the second quarter of 2021.
•A modest increase in real GDP of an approximate 3% annualized rate in Q4 2020, followed by increasing levels of real GDP growth between 3-6% during 2021.
•Elevated levels of U.S. unemployment at approximately 9% in Q4 2020, followed by modest declines throughout 2021 to an approximate level of 8% by the end of 2021.

Upside Scenario:

•CRE Price Index annualized growth rate is unchanged in Q4 2020, before returning to growth by the second quarter of 2021.
•An approximate annualized increase in real GDP of 8% in Q4 2020, followed by decelerating levels of growth in 2021 from approximately 7% to 5% by the end of 2021.
•Elevated levels of U.S. unemployment at approximately 9% for Q4 2020, followed by declines in unemployment throughout 2021 to an approximate level of 6% by the end of 2021.

Downside Scenario:

•CRE Price Index decreases by an approximate annualized rate of 25% in Q4 2020, with the rate of decline decreasing throughout 2021, before returning to modest growth by Q4 2021.
•A decrease in real GDP of an approximate annualized rate of 4% in Q4 2020, followed by declines of 3% and 2% in Q1 and Q2 2021, respectively, before returning to growth in Q3 2021.
•Elevated levels of U.S. unemployment at approximately 10% for Q4 2020, followed by unemployment of approximately 11% throughout 2021.

Qualitative Adjustments

The Company recognizes that historical information used as the basis for determining future expected credit losses may not always, by themselves, provide a sufficient basis for determining future expected credit losses. The Company, therefore, periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not be limited to, factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization specific risks such as credit concentrations, collateral specific risks, regulatory risks and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL. As of September 30, 2020, qualitative adjustments included in the ACL totaled $15.0 million. These adjustments relate to potential limitations in the model. Management determined through additional review that certain key model drivers are potentially underestimating the impact of the on-going COVID-19 pandemic may have on small and medium sized businesses, and may not be fully reflecting the potential for a more turbulent economic recovery. In addition, the qualitative adjustment relates to, in part, the lack of additional economic stimulus from the federal government as of September 30, 2020. Many economists point to the need for additional stimulus to help ensure the recovery in economic conditions, as a whole, does not begin to wane. Management reviews the need for and appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.

The following table provides the allocation of the ACL for loans held for investment as well as the activity in the ACL attributed to various segments in the loan portfolio as of, and for the period indicated:

	Three Months Ended September 30, 2020
	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner occupied	$63,007	$(443)	$—	$(8,459)	$54,105
Multifamily	63,511	—	—	3,825	67,336
Construction and land	18,804	(377)	—	(2,870)	15,557
SBA secured by real estate	2,010	(145)	34	3,428	5,327
Business loans secured by real estate
CRE owner-occupied	48,213	(1,739)	21	2,171	48,666
Franchise real estate secured	13,060	—	—	(1,072)	11,988
SBA secured by real estate	4,368	—	76	1,716	6,160
Commercial loans
Commercial and industrial	41,967	(2,437)	10	8,374	47,914
Franchise non-real estate secured	21,676	(207)	865	(2,185)	20,149
SBA non-real estate secured	600	(10)	8	353	951
Retail loans
Single family residential	1,479	—	2	(238)	1,243
Consumer loans	3,576	(129)	1	(341)	3,107
Totals	$282,271	$(5,487)	$1,017	$4,702	$282,503

	Nine Months Ended September 30, 2020
	Beginning ACL Balance (1)	Adoption of ASC 326	Initial ACL Recorded for PCD Loans	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner occupied	$1,899	$8,423	$3,025	$(830)	$—	$41,588	$54,105
Multifamily	729	9,174	8,710	—	—	48,723	67,336
Construction and land	4,484	(124)	2,051	(377)	—	9,523	15,557
SBA secured by real estate	1,915	(1,401)	—	(699)	34	5,478	5,327
Business loans secured by real estate
CRE owner-occupied	2,781	20,166	3,766	(1,739)	44	23,648	48,666
Franchise real estate secured	592	5,199	—	—	—	6,197	11,988
SBA secured by real estate	2,119	2,207	235	(315)	147	1,767	6,160
Commercial loans
Commercial and industrial	13,857	87	2,325	(5,213)	37	36,821	47,914
Franchise non-real estate secured	5,816	9,214	—	(1,434)	865	5,688	20,149
SBA non-real estate secured	445	218	924	(803)	13	154	951
Retail loans
Single family residential	655	541	206	(62)	3	(100)	1,243
Consumer loans	406	1,982	—	(137)	2	854	3,107
Totals	$35,698	$55,686	$21,242	$(11,609)	$1,145	$180,341	$282,503
______________________________
(1) Beginning ACL balance represents the ALLL accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the balance sheet date.

The following table provides the allocation of the ALLL for loans held for investment as well as the activity attributed to various segments in the loan portfolio as of, and for the period indicated, as determined in accordance with ASC 450 and ASC 310, prior to the adoption of ASC 326:

	For the Three Months Ended September 30, 2019
	Beginning ALLL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ALLL Balance
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$1,765	$(86)	$—	$199	$1,878
Multifamily	705	—	—	10	715
Construction and land	5,408	—	—	(617)	4,791
SBA secured by real estate	1,322	—	—	468	1,790
Business loans secured by real estate
CRE owner-occupied	2,299	—	8	257	2,564
Franchise real estate secured	579	—	—	(12)	567
SBA secured by real estate	1,611	(61)	21	539	2,110
Commercial loans
Commercial and industrial	13,796	(290)	54	(664)	12,896
Franchise non-real estate secured	6,186	(995)	—	975	6,166
SBA non-real estate secured	430	(82)	41	92	481
Retail loans
Single family residential	704	—	1	(14)	691
Consumer loans	221	(11)	9	132	351
Totals	$35,026	$(1,525)	$134	$1,365	$35,000

	For the Nine Months Ended September 30, 2019
	Beginning ALLL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ALLL Balance
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$1,624	$(574)	$—	$828	$1,878
Multifamily	740	—	—	(25)	715
Construction and land	5,964	—	—	(1,173)	4,791
SBA secured by real estate	1,827	(721)	—	684	1,790
Business loans secured by real estate
CRE owner-occupied	1,908	—	31	625	2,564
Franchise real estate secured	743	(1,376)	—	1,200	567
SBA secured by real estate	1,824	(315)	21	580	2,110
Commercial loans
Commercial and industrial	13,695	(985)	168	18	12,896
Franchise non-real estate secured	6,066	(1,155)	—	1,255	6,166
SBA non-real estate secured	654	(326)	45	108	481
Retail loans
Single family residential	808	—	2	(119)	691
Consumer loans	219	(16)	10	138	351
Totals	$36,072	$(5,468)	$277	$4,119	$35,000

The increase in the ACL for loans held for investment during the three months ended September 30, 2020 of $232,000 is reflective of a $4.7 million in provision for credit losses and $4.5 million in net charge-offs. The provision for credit losses for the three months ended September 30, 2020 is reflective of unfavorable, but improving economic forecasts used in the Company’s ACL model. The change in the ACL for the nine months ended September 30, 2020 of $246.8 million is reflective of a $55.7 million addition associated with the Company’s adoption of ASC 326 on January 1, 2020, which was recorded through a cumulative effect adjustment to retained earnings, as well as a $180.3 million provision for credit losses on loans, net charge-offs of $10.5 million, and the establishment of $21.2 million in net ACL for PCD loans previously mentioned. The provision for credit losses of $180.3 million during the nine months ended September 30, 2020 is inclusive of $75.9 million related to the initial ACL required for the acquisition of non-PCD loans in the Opus acquisition. Under ASC 326, the Company is required to record an ACL for estimates of life-time credit losses on loans at the time of acquisition. For non-PCD loans, the initial ACL is established through a charge to provision for credit losses at the time of acquisition. However, the ACL for PCD loans is established through an adjustment to the loan’s purchase price (or initial fair value). Excluding the impact of the Opus acquisition, the provision for credit losses for the nine months ended September 30, 2020 is also reflective of unfavorable economic forecasts used in the Company’s ACL model driven by the COVID-19 pandemic.

Allowance for Credit Losses for Off-Balance Sheet Commitments

The Company maintains an allowance for credit losses on off-balance sheet commitments related to unfunded loans and lines of credit, which is included in other liabilities of the consolidated balance sheets. The allowance for off-balance sheet commitments was $21.5 million at September 30, 2020 and $3.3 million at December 31, 2019. The change in the allowance for off-balance sheet commitments can be attributed to several factors, including: (i) an $8.3 million increase in the first quarter of 2020 attributed to the Company’s adoption of ASC 326, (ii) a $8.6 million provision for credit losses in the second quarter of 2020 related to the initial ACL on off-balance sheet loan commitments that the Company was required to establish at the time of acquisition of Opus, and (iii) a $1.4 million in provision for credit losses for the first nine months of 2020 related primarily to the deterioration in economic forecasts, primarily in the second quarter of 2020, used in the Company’s CECL model. The total provision for credit losses for off-balance sheet commitments reflected a recapture of $492,000 and a provision of $10.0 million for the three and nine months ended September 30, 2020, respectively. The reversal of provision for credit losses for off-balance sheet commitments for the three months ended September 30, 2020 can be attributed to lower outstanding unfunded balance in certain loan segments where a higher reserve allocation has been assigned.

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

The following table presents loans individually and collectively evaluated for impairment and their respective ALLL allocation at December 31, 2019 as determined in accordance with ASC 450 and ASC 310, prior to the adoption of ASC 326:

	December 31, 2019
	Loans Evaluated Individually for Impairment	ALLL Attributed to Individually Evaluated Loans	Loans Evaluated Collectively for Impairment	ALLL Attributed to Collectively Evaluated Loans
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$1,088	$—	$2,069,053	$1,899
Multifamily	—	—	1,575,726	729
Construction and land	—	—	438,786	4,484
SBA secured by real estate	390	—	68,041	1,915
Business loans secured by real estate
CRE owner-occupied	—	—	1,846,554	2,781
Franchise real estate secured	—	—	353,240	592
SBA secured by real estate	1,517	—	86,864	2,119
Commercial loans
Commercial and industrial	7,529	—	1,385,741	13,857
Franchise non-real estate secured	10,834	—	553,523	5,816
SBA non-real estate secured	1,118	—	16,308	445
Retail loans
Single family residential	366	—	254,658	655
Consumer loans	—	—	50,975	406
Totals	$22,842	$—	$8,699,469	$35,698

The following table presents PD bands for commercial real estate and commercial loan segments of the loan portfolio as of the date indicated.

	Commercial Real Estate Term Loans by Vintage
	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
September 30, 2020	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied
0% - 5.00%	$188,404	$543,940	$374,636	$265,887	$266,967	$792,295	$10,788	$—	$2,442,917
>5.00% - 10.00%	—	7,015	102,566	10,874	17,282	25,791	243	—	163,771
Greater than 10%	2,297	15,900	202	37,864	6,447	37,973	559	—	101,242
Multifamily
0% - 5.00%	630,900	1,709,927	935,659	723,886	399,890	618,503	574	—	5,019,339
>5.00% - 10.00%	4,251	11,286	14,944	14,708	2,836	2,102	—	—	50,127
Greater than 10%	3,198	14,022	14,137	12,513	10,167	18,566	—	—	72,603
Construction and Land
0% - 5.00%	24,862	56,858	12,550	22,362	—	6,448	—	—	123,080
>5.00% - 10.00%	—	36,289	10,750	466	—	—	—	—	47,505
Greater than 10%	378	52,562	82,297	10,195	19,932	1,549	374	—	167,287
SBA secured by real estate
0% - 5.00%	494	10,412	12,584	15,540	7,111	10,204	—	—	56,345
>5.00% - 10.00%	—	—	—	—	—	—	—	—	—
Greater than 10%	—	163	591	—	—	511	—	—	1,265
Total investor loans secured by real estate	$854,784	$2,458,374	$1,560,916	$1,114,295	$730,632	$1,513,942	$12,538	$—	$8,245,481
Business loans secured by real estate
CRE owner-occupied
0% - 5.00%	$202,228	$368,034	$299,843	$296,647	$197,043	$426,513	$520	$—	$1,790,828
>5.00% - 10.00%	8,434	37,617	58,314	53,967	39,056	78,666	3,826	—	279,880
Greater than 10%	—	22,362	3,636	7,285	5,793	9,507	497	—	49,080
Franchise real estate secured
0% - 5.00%	19,753	85,363	73,100	102,756	31,512	42,346	—	—	354,830
>5.00% - 10.00%	754	—	631	—	—	—	—	—	1,385
Greater than 10%	—	2,386	728	—	—	—	—	—	3,114
SBA secured by real estate
0% - 5.00%	2,643	7,658	13,375	15,993	6,150	22,077	95	—	67,991
>5.00% - 10.00%	—	—	679	1,117	3,493	4,679	—	—	9,968
Greater than 10%	—	—	22	1,994	914	3,237	—	—	6,167
Total business loans secured by real estate	$233,812	$523,420	$450,328	$479,759	$283,961	$587,025	$4,938	$—	$2,563,243

	Commercial Real Estate Term Loans by Vintage
	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
September 30, 2020	(Dollars in thousands)
Commercial Loans
Commercial and industrial
0% - 5.00%	$90,745	$289,250	$141,811	$206,524	$49,843	$76,628	$343,482	$4,024	$1,202,307
>5.00% - 10.00%	7,911	48,778	39,716	19,950	18,894	14,807	302,843	2,037	454,936
Greater than 10%	—	6,061	41,726	23,095	5,340	7,178	78,355	1,997	163,752
Franchise non-real estate secured
0% - 5.00%	14,547	193,899	112,760	48,916	45,265	40,753	1,361	511	458,012
>5.00% - 10.00%	5,658	7,722	4,353	4,245	2,025	2,486	—	—	26,489
Greater than 10%	—	2,050	957	28,472	—	—	—	—	31,479
SBA not secured by real estate
0% - 5.00%	355	2,299	1,392	1,460	499	2,571	—	268	8,844
>5.00% - 10.00%	—	—	308	796	124	1,285	—	—	2,513
Greater than 10%	—	85	369	2,479	275	1,449	734	—	5,391
Total commercial loans	$119,216	$550,144	$343,392	$335,937	$122,265	$147,157	$726,775	$8,837	$2,353,723

A significant driver in the ACL for loans in the investor real estate secured and business real estate secured segments is loan to value (“LTV”). The following table summarizes the amortized cost of loans in these segments by current estimated LTV and by year of origination as of the date indicated:

	Term Loans by Vintage
	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
September 30, 2020	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied
55% and below	$100,859	$238,182	$190,263	$156,791	$192,044	$602,788	$11,031	—	$1,491,958
>55-65%	71,824	220,089	110,830	136,117	84,644	217,812	559	—	841,875
>65-75%	18,018	105,825	171,532	18,946	13,796	30,887	—	—	359,004
Greater than 75%	—	2,759	4,779	2,771	212	4,572	—	—	15,093
Multifamily
55% and below	147,694	347,848	303,801	252,662	90,318	294,211	574	—	1,437,108
>55-65%	233,564	742,570	406,271	234,044	169,033	242,603	—	—	2,028,085
>65-75%	257,091	628,393	244,007	262,512	153,542	96,542	—	—	1,642,087
Greater than 75%	—	16,424	10,661	1,889	—	5,815	—	—	34,789
Construction and land
55% and below	24,116	129,160	66,830	26,261	19,932	7,997	374	—	274,670
>55-65%	1,124	13,254	23,699	6,762	—	—	—	—	44,839
>65-75%	—	3,295	15,068	—	—	—	—	—	18,363
Greater than 75%	—	—	—	—	—	—	—	—	—
SBA secured by real estate
55% and below	—	2,070	653	673	330	785	—	—	4,511
>55-65%	—	2,433	1,643	4,017	621	4,482	—	—	13,196
>65-75%	—	3,905	5,075	4,185	4,795	1,897	—	—	19,857
Greater than 75%	494	2,167	5,804	6,665	1,365	3,551	—	—	20,046
Total investor loans secured by real estate	$854,784	$2,458,374	$1,560,916	$1,114,295	$730,632	$1,513,942	$12,538	$—	$8,245,481
Business loan secured by real estate
CRE owner-occupied
55% and below	$56,954	$156,880	$171,740	$203,875	$133,740	$357,734	$4,843	—	$1,085,766
>55-65%	56,139	93,895	97,245	94,359	73,389	80,933	—	—	495,960
>65-75%	55,932	155,872	80,898	46,241	32,547	50,458	—	—	421,948
Greater than 75%	41,637	21,366	11,910	13,424	2,216	25,561	—	—	116,114
Franchise real estate secured
55% and below	7,462	13,322	14,407	21,162	11,592	20,549	—	—	88,494
>55-65%	—	9,981	15,893	23,658	7,784	5,862	—	—	63,178
>65-75%	3,972	53,584	21,750	9,768	11,017	14,697	—	—	114,788
Greater than 75%	9,073	10,862	22,409	48,168	1,119	1,238	—	—	92,869
SBA secured by real estate
55% and below	1,355	1,633	5,376	5,683	3,175	15,281	95	—	32,598
>55-65%	104	513	1,802	1,719	3,706	5,665	—	—	13,509
>65-75%	264	3,148	751	4,193	2,340	5,401	—	—	16,097
Greater than 75%	920	2,364	6,147	7,509	1,336	3,646	—	—	21,922
Total business loans secured by real estate	$233,812	$523,420	$450,328	$479,759	$283,961	$587,025	$4,938	$—	$2,563,243

The following table presents FICO bands for the retail segment of the loan portfolio as of the date indicated:

	Term Loans by Vintage
	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
September 30, 2020	(Dollars in thousands)
Retail Loans
Single family residential
Greater than 740	$4,469	$7,198	$12,719	$9,658	$29,291	$91,460	$22,566	—	$177,361
>680 - 740	—	1,187	2,253	4,763	2,641	28,625	7,919	—	47,388
>580 - 680	—	—	—	463	3,142	11,113	932	—	15,650
Less than 580	—	—	—	—	—	2,925	35	—	2,960
Consumer loans
Greater than 740	63	85	54	46	10	2,648	1,670	—	4,576
>680 - 740	—	40	6	37,991	—	480	1,665	—	40,182
>580 - 680	—	17	—	—	2	144	59	—	222
Less than 580	—	—	—	—	—	26	28	—	54
Total retail loans	$4,532	$8,527	$15,032	$52,921	$35,086	$137,421	$34,874	$—	$288,393

Note 8 – Goodwill and Other Intangible Assets

The Company had goodwill of $898.4 million and $808.3 million at September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2020, the additions to goodwill included $92.8 million associated with the acquisition of Opus and adjustments to goodwill in the amount of $2.7 million during the third quarter of 2020, within the one-year measurement period subsequent to the acquisition date. During the nine months ended September 30, 2019, adjustments to goodwill in the amount of $404,000 for Grandpoint Capital, Inc. were recorded during the one-year measurement period subsequent to the acquisition date.

	September 30,	September 30,
	2020	2019
	(Dollars in thousands)
Balance, beginning of year	$808,322	$808,726
Goodwill acquired during the year	92,844	—
Purchase accounting adjustments	(2,732)	(404)
Balance, end of year	$898,434	$808,322
Accumulated impairment losses at end of year	$—	$—

The amount of goodwill is subject to change, as the Company’s fair value estimates associated with the Opus acquisition are considered preliminary estimates and are subject to refinement for a period of one year after the closing date of the acquisition. Acquisition date fair values of assets acquired and liabilities assumed in the Opus acquisition may be further refined as additional information related to those fair value estimates becomes available and such information is considered final.

The Company’s policy is to assess goodwill for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe the value of goodwill may be impaired. Given the volatility observed during 2020 in economic conditions as well as in the equity markets, triggered by the outbreak of the COVID-19 pandemic, the Company has performed an analysis of goodwill each quarter commencing with the quarter ended March 31, 2020. No impairment of goodwill was determined to exist as of the quarters ended March 31, 2020 and June 30, 2020. The Company performed an analysis of goodwill during the third quarter of 2020 that consisted of a qualitative assessment to first determine if it is more likely than not that the estimated fair value of the Company exceeds its carrying value. The results of this analysis indicated no impairment of goodwill as of September 30, 2020. Additionally, as part of the Company’s qualitative analysis, the Company analyzed market related data as additional corroborative evidence in its assessment of whether it was more likely than not the estimated fair value of the Company exceeds its carrying value. This assessment of market related data included an initial assessment of the fair value of the Company’s equity as compared to its carrying value with the assistance from an independent third party. The assessment of market related data included factors such as: the Company’s stock price on an actual, 15-day and 30-day average basis as of September 30, 2020, and an implied market participant acquisition premium, which was based upon control premiums for regional banks during the 2008 and 2009 financial crisis. This assessment provided additional supporting evidence as of September 30, 2020 that the carrying value of goodwill was not impaired.

The Company had other intangible assets of $90.0 million at September 30, 2020, consisting of $86.9 million in core deposit intangibles and $3.1 million in customer relationship intangibles. The Company had core deposit intangibles of $83.3 million at December 31, 2019. The additions of $16.1 million of core deposit intangibles and $3.2 million of customer relationship intangibles during the second quarter of 2020 was the result of the acquisition of Opus. The change in the gross balance of core deposit intangibles and customer relationship intangibles, and the related accumulated amortization consisted of the following for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
	(Dollars in thousands)
Gross amount of intangible assets:
Beginning balance	$145,212	$125,945	$125,945	$125,945	$125,945
Additions due to acquisitions	—	19,267	—	19,267	—
Ending balance	145,212	145,212	125,945	145,212	125,945
Accumulated amortization:
Beginning balance	(50,662)	(46,596)	(34,104)	(42,633)	(25,387)
Amortization	(4,538)	(4,066)	(4,281)	(12,567)	(12,998)
Ending balance	(55,200)	(50,662)	(38,385)	(55,200)	(38,385)
Net intangible assets	$90,012	$94,550	$87,560	$90,012	$87,560

The Company amortizes core deposit intangibles and customer relationship intangibles based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of customer relationship intangibles. The amortization periods typically range from six to eleven years. The estimated aggregate amortization expense related to our core deposit intangible and customer relationship intangible assets for each of the next five years succeeding December 31, 2019, in order from the present, is $17.1 million, $15.9 million, $14.0 million, $12.3 million, and $11.1 million. The Company analyzes core deposit intangibles and customer relationship intangibles annually for impairment, or sooner if events and circumstances indicate possible impairment. Factors that may attribute to impairment include customer attrition and run-off. Management is unaware of any events and/or circumstances that would indicate a possible impairment to the core deposit intangibles or customer relationship intangibles as of September 30, 2020.

Note 9 – Subordinated Debentures

On June 1, 2020, in connection with the Opus acquisition, the Bank assumed $135.0 million of fixed-to-variable rate subordinated notes due July 1, 2026. The notes bear interest at a fixed rate of 5.5% per year until June 2021. After this date and for the remaining five years of the notes' term, interest will accrue at a variable rate of three-month London Interbank Offering Rate (“LIBOR”) plus 4.285%. The Bank may redeem the subordinated notes, in whole or in part, on or after July 1, 2021. At September 30, 2020, the subordinated notes qualified as Tier 2 capital for the Bank. At September 30, 2020, the carrying value of these subordinated notes was $138.5 million, which reflects purchase accounting fair value adjustments of $3.5 million.

In June 2020, the Corporation issued $150.0 million aggregate principal amount of its 5.375% fixed-to-floating rate subordinated notes due 2030 (the “Notes III”) at a public offering price equal to 100% of the aggregate principal amount of the Notes III. The Corporation may redeem the Notes III on or after June 14, 2025. Interest on the Notes III accrue at a rate equal to 5.375% per annum from and including June 15, 2020 to, but excluding, June 15, 2025, payable semiannually in arrears. From and including June 15, 2025 to, but excluding, June 15, 2030 or the earlier redemption date, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be Three-Month Term Secured Overnight Financing Rate (“SOFR”), plus a spread of 517 basis points, payable quarterly in arrears. Principal and interest are due upon early redemption at any time, including prior to June 15, 2025 at our option, in whole but not in part, under the occurrence of special events defined within the trust indenture. At September 30, 2020, the Notes III qualified as Tier 2 capital. At September 30, 2020, the carrying value of the Notes III was $147.4 million, net of unamortized debt issuance cost of $2.2 million.

As of September 30, 2020, the Company had five issuances of subordinated notes and two issuances of junior subordinated debt securities, with an aggregate carrying value of $501.4 million and a weighted interest rate of 5.39%, compared with an aggregate carrying value of $215.1 million and a weighted interest rate of 5.37% at December 31, 2019.

The following table summarizes our outstanding subordinated debentures as of the dates indicated:

				September 30, 2020	December 31, 2019
	Stated Maturity	Current Interest Rate	Current Principal Balance	Carrying Value
			(Dollars in thousands)
Subordinated notes
Subordinated notes due 2024, 5.75% per annum	September 3, 2024	5.75%	$60,000	$59,522	$59,432
Subordinated notes due 2029, 4.875% per annum until May 15, 2024, 3-month LIBOR +2.5% thereafter	May 15, 2029	4.875%	125,000	122,813	122,622
Subordinated notes due 2030, 5.375% per annum until June 15, 2025, 3-month SOFR +5.170% thereafter	June 15, 2030	5.375%	150,000	147,435	—
Subordinated notes due 2025, 7.125% per annum	June 26, 2025	7.125%	25,000	25,115	25,133
Subordinated notes due 2026, 5.50% per annum until June 30 2021, 3-month LIBOR +4.285% thereafter	July 1, 2026	5.50%	135,000	138,492	—
Total subordinated notes			495,000	493,377	207,187
Subordinated debt
Heritage Oaks Capital Trust II (junior subordinated debt), 3-month LIBOR+1.72%	January 1, 2037	2.02%	5,248	4,105	4,054
Santa Lucia Bancorp (CA) Capital Trust (junior subordinated debt), 3-month LIBOR+1.48%	July 7, 2036	1.76%	5,155	3,961	3,904
Total subordinated debt			10,403	8,066	7,958
Total subordinated debentures			$505,403	$501,443	$215,145

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

As of September 30, 2020, the Corporation has two unconsolidated Delaware statutory trust subsidiaries, Heritage Oaks Capital Trust II and Santa Lucia Bancorp (CA) Capital Trust. Both are used as business trusts for the purpose of issuing trust preferred securities to third party investors. The junior subordinated debt was issued in connection with the trust preferred securities offerings. The Corporation is not allowed to consolidate any trust preferred securities into the Company’s consolidated financial statements. The resulting effect on the Company’s consolidated financial statements is to report the subordinated debentures as a component of the Company’s liabilities, and its ownership interest in the trusts as a component of other assets.

For additional information on the Company’s subordinated debentures, see “Note 13 — Subordinated Debentures” to the Consolidated Financial Statements of the Company’s 2019 Form 10-K.

For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at September 30, 2020. Provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 require that if a depository institution holding company exceeds $15 billion in total consolidated assets due to an acquisition, then trust preferred securities are to be excluded from Tier 1 capital beginning in the period in which the transaction occurred. During the second quarter of 2020, the Company’s acquisition of Opus resulted in total consolidated assets exceeding $15 billion; accordingly, trust preferred securities are now excluded from the Company’s Tier 1 capital. The Company and the Bank also has subordinated debt that qualifies as Tier 2 capital.
Note 10 – Earnings per Share

In February 2019, the Compensation Committee of the Corporation’s Board of Directors reviewed the various forms of outstanding equity awards, including restricted stock and restricted stock units (“RSUs”), and approved that unvested restricted stock awards will be considered participating securities. As a result of the different treatment of unvested restricted stock and unvested RSUs, beginning in 2019, earnings per common share is computed using the two-class method.

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

The following tables set forth the Corporation’s earnings per share calculations for the periods indicated:

	Three Months Ended
	September 30, 2020	June 30, 2020	September 30, 2019
	(Dollars in thousands, except per share data)
Basic
Net income (loss)	$66,566	$(99,091)	$41,375
Less: Dividends and undistributed earnings allocated to participating securities	(612)	(222)	(432)
Net income (loss) allocated to common stockholders	$65,954	$(99,313)	$40,943

Weighted average common shares outstanding	93,529,967	70,425,027	59,293,218
Basic earnings (loss) per common share	$0.71	$(1.41)	$0.69

Diluted
Net income (loss) allocated to common stockholders	$65,954	$(99,313)	$40,943

Weighted average common shares outstanding	93,529,967	70,425,027	59,293,218
Diluted effect of share-based compensation	189,200	—	377,637
Weighted average diluted common shares	93,719,167	70,425,027	59,670,855
Diluted earnings (loss) per common share	$0.70	$(1.41)	$0.69

	Nine Months Ended
	September 30, 2020	September 30, 2019
	(Dollars in thousands, except per share data)
Basic
Net income (loss)	$(6,785)	$118,620
Less: Dividends and undistributed earnings allocated to participating securities	(564)	(1,223)
Net income (loss) allocated to common stockholders	$(7,349)	$117,397

Weighted average common shares outstanding	74,391,688	60,853,081
Basic earnings (loss) per common share	$(0.10)	$1.93

Diluted
Net income (loss) allocated to common stockholders	$(7,349)	$117,397

Weighted average common shares outstanding	74,391,688	60,853,081
Diluted effect of share-based compensation	—	348,777
Weighted average diluted common shares	74,391,688	61,201,858
Diluted earnings (loss) per common share	$(0.10)	$1.92

The impact of stock options, which are anti-dilutive, are excluded from the computations of diluted earnings per share. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. For the three months ended September 30, 2020, there were 27,815 potential common shares that were anti-dilutive. As a result of incurring a net loss for the nine months ended September 30, 2020, potential common shares of 173,235 were excluded from diluted loss per share because the effect would have been anti-dilutive.

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

Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, prepayment speeds, volatilities, etc.), or model-based valuation techniques where all significant assumptions are observable, either directly or indirectly, in the market.

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

Investment securities – Investment securities are generally valued based upon quotes obtained from independent third-party pricing services, which use evaluated pricing applications and model processes. Observable market inputs, such as, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data are considered as part of the evaluation. The inputs are related directly to the security being evaluated, or indirectly to a similarly situated security. Market assumptions and market data are utilized in the valuation models. The Company reviews the market prices provided by the third-party pricing service for reasonableness based on the Company’s understanding of the market place and credit issues related to the securities. The Company has not made any adjustments to the market quotes provided by them and, accordingly, the Company categorized its investment portfolio within Level 2 of the fair value hierarchy.

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

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	September 30, 2020
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in thousands)
Financial assets
Investment securities available-for-sale:
U.S. Treasury	$—	$32,739	$—	$32,739
Agency	—	603,045	—	603,045
Corporate	—	397,536	—	397,536
Municipal bonds	—	1,313,908	—	1,313,908
Collateralized mortgage obligations	—	358,280	—	358,280
Mortgage-backed securities	—	895,223	—	895,223
Total securities available-for-sale	$—	$3,600,731	$—	$3,600,731

Derivative assets:
Interest rate swaps	$—	$14,697	$—	$14,697
Equity warrants	—	—	1,920	1,920
Total derivative assets	$—	$14,697	$1,920	$16,617

Financial liabilities
Derivative liabilities	$—	$14,789	$—	$14,789

	December 31, 2019
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in thousands)
Financial assets
Investment securities available-for-sale:
U.S. Treasury	$—	$63,555	$—	$63,555
Agency	—	246,358	—	246,358
Corporate	—	151,353	—	151,353
Municipal bonds	—	397,298	—	397,298
Collateralized mortgage obligations	—	9,984	—	9,984
Mortgage-backed securities	—	499,836	—	499,836
Total securities available-for-sale	$—	$1,368,384	$—	$1,368,384

Derivative assets	$—	$2,103	$—	$2,103

Financial liabilities
Derivative liabilities	$—	$2,103	$—	$2,103

The following table is a reconciliation of the fair value of the equity warrants that are classified as Level 3 and measured on a recurring basis as of :

	September 30, 2020
	Three Months Ended	Nine Months Ended
	(Dollars in thousands)
Beginning Balance	$1,952	$5,162
Change in fair value (1)	(32)	(35)
Sales	—	(3,207)
Ending balance	$1,920	$1,920
______________________________
(1) The changes in fair value are included in other income on the consolidated statement of income.

The following table presents quantitative information about level 3 of fair value measurements for assets measured at fair value on a recurring basis at September 30, 2020.

	September 30, 2020
				Range
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
	(Dollars in thousands)
Equity warrants	$1,920	Black-Scholes option pricing model	Volatility Risk free interest rate Marketability discount	30.00% 0.13% 6.00%	35.00% 0.28% 16.00%	31.20% 0.17% 13.48%

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Individually evaluated Loans (impaired loans prior to adoption of ASC 326) – A loan is individually evaluated for expected credit losses when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Individually evaluated loans are measured based on the fair value of the underlying collateral or the discounted expected future cash flows. Collateral generally consists of accounts receivable, inventory, fixed assets, real estate, and cash. The Company measures impairment on all nonaccrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost.

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

At September 30, 2020, the Company’s individually evaluated collateral dependent loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisals available to management. The Company completed partial charge-offs on certain individually evaluated loans based on recent real estate or property appraisals and released the related reserves during the nine months ended September 30, 2020.

The following table presents our assets measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019.

	September 30, 2020
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in thousands)
Financial assets
Collateral dependent loans	$—	$—	$4,749	$4,749

	December 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in thousands)
Financial assets
Impaired loans	$—	$—	$2,257	$2,257

The following table presents quantitative information about level 3 of fair value measurements for assets measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019.

	September 30, 2020
				Range
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$591	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
SBA secured by real estate (1)	202	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
Business loans secured by real estate
SBA secured by real estate (2)	230	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
Commercial loans
Commercial and industrial	22	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
Franchise non-real estate secured	2,844	Fair value of collateral	Collateral discount and cost to sell	7.00%	10.00%	9.11%
SBA non-real estate secured	860	Fair value of collateral	Collateral discount and cost to sell	7.00%	10.00%	8.19%
Total individually evaluated loans	4,749
Total assets	$4,749

	December 31, 2019
				Range
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$569	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
SBA secured by real estate (1)	408	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
Business loans secured by real estate
SBA secured by real estate (2)	140	Fair value of collateral	Collateral discount and cost to sell	7.00%	10.00%	7.81%
Commercial loans
SBA non-real estate secured	1,140	Fair value of collateral	Collateral discount and cost to sell	7.00%	63.00%	15.33%
Total individually evaluated loans	$2,257
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.
(2) SBA loans that are collateralized by real property other than hotel/motel real property.

Fair Values of Financial Instruments

The fair value estimates presented herein are based on pertinent information available to management as of the dates indicated, representing an exit price.

	At September 30, 2020
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$1,103,077	$1,103,077	$—	$—	$1,103,077
Interest-bearing time deposits with financial institutions	2,845	2,845	—	—	2,845
Investments held-to-maturity	27,980	—	29,399	—	29,399
Investment securities available-for-sale	3,600,731	—	3,600,731	—	3,600,731
Loans held for sale	1,032	—	1,091	—	1,091
Loans held for investment, net	13,450,840	—	—	13,578,530	13,578,530
Derivative assets	16,617	—	14,697	1,920	16,617
Accrued interest receivable	73,112	73,112	—	—	73,112

Liabilities
Deposit accounts	$16,330,807	$14,612,343	$1,724,569	$—	$16,336,912
FHLB advances	41,000	—	41,652	—	41,652
Subordinated debentures	501,443	—	515,729	—	515,729
Derivative liabilities	14,789	—	14,789	—	14,789
Accrued interest payable	7,638	7,638	—	—	7,638

	At December 31, 2019
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$326,850	$326,850	$—	$—	$326,850
Interest-bearing time deposits with financial institutions	2,708	2,708	—	—	2,708
Investments held-to-maturity	37,838	—	38,760	—	38,760
Investment securities available-for-sale	1,368,384	—	1,368,384	—	1,368,384
Loans held for sale	1,672	—	1,821	—	1,821
Loans held for investment, net	8,722,311	—	—	8,691,019	8,691,019
Derivative assets	2,103	—	2,103	—	2,103
Accrued interest receivable	39,442	39,442	—	—	39,442

Liabilities
Deposit accounts	$8,898,509	$7,850,667	$1,048,583	$—	$8,899,250
FHLB advances	517,026	—	517,291	—	517,291
Subordinated debentures	215,145	—	237,001	—	237,001
Derivative liabilities	2,103	—	2,103	—	2,103
Accrued interest payable	2,686	2,686	—	—	2,686

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

Note 12 – Derivative Instruments

From time to time, the Company enters into interest rate swap agreements with certain borrowers to assist them in mitigating their interest rate risk exposure associated with the loans they have with the Company. At the same time, the Company enters into identical interest rate swap agreements with another financial institution to mitigate the Company’s interest rate risk exposure associated with the swap agreements it enters into with its borrowers. At September 30, 2020, the Company had over-the-counter derivative instruments and centrally-cleared derivative instruments with matched terms with an aggregate notional amount of $146.8 million and a fair value of $16.6 million compared with an aggregate notional amount of $76.3 million and a fair value of $2.1 million at December 31, 2019. The fair value of these agreements are determined through a third party valuation model used by the Company’s counterparty bank, which uses observable market data such as cash LIBOR rates, prices of Eurodollar futures contracts and market swap rates. The fair values of these swaps are recorded as components of other assets and other liabilities in the Company’s condensed consolidated balance sheet. Changes in the fair value of these swaps, which occur due to changes in interest rates, are recorded in the Company’s income statement as a component of noninterest income.

Over-the-counter contracts are tailored to meet the needs of the counterparties involved and, therefore, generally contain a greater degree of credit risk and liquidity risk than centrally-cleared contracts, which have standardized terms. Although changes in the fair value of swap agreements between the Company and borrowers and the Company and other financial institutions offset each other, changes in the credit risk of these counterparties may result in a difference in the fair value of these swap agreements. Offsetting over-the-counter swap agreements the Company has with other financial institutions are collateralized with cash, and swap agreements with borrowers are secured by the collateral arrangements for the underlying loans these borrowers have with the Company. During the nine months ended September 30, 2020 and 2019, there were no losses recorded on swap agreements attributable to the change in credit risk associated with a counterparty. All interest rate swap agreements entered into by the Company as of September 30, 2020 and December 31, 2019 are free-standing derivatives and are not designated as hedging instruments.

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

The Company acquired equity warrant assets as a result of acquisition of the Opus. Opus received equity warrant assets through its lending activities, which were accounted for as loan origination fees. The warrants provide the Bank the right to purchase a specific number of equity shares of the underlying company’s equity at a certain price before expiration and contain net settlement terms qualifying as derivatives under ASC Topic 815. The Company no longer has loans associated with these borrowers. Changes in fair value are recognized as a component of noninterest income with a corresponding offset within other assets. The total fair value of the warrants held in private companies was $1.9 million in other assets as of September 30, 2020.

The following tables summarize the Company's derivative instruments, included in other assets and other liabilities in the consolidated statements of financial condition:

	September 30, 2020
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swaps	$146,760	$14,697	$146,760	$14,789
Equity warrants	—	1,920	—	—
Total derivative instruments	$146,760	$16,617	$146,760	$14,789

	December 31, 2019
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swaps	$76,314	$2,103	$76,314	$2,103
Total derivative instruments	$76,314	$2,103	$76,314	$2,103

The following table summarizes the effect of the derivative financial instruments in the consolidated statements of income.

		Three Months Ended		Nine Months Ended
Derivative Not Designated as Hedging Instruments:	Location of Gain Recognized in Income on Derivative Instruments	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
		(Dollars in thousands)
Other contracts	Other income	$218	$—	$415	$—
Equity warrants	Other income	(31)	—	(35)	—
Total		$187	$—	$380	$—

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

Financial instruments that are eligible for offset in the consolidated statements of financial condition as of the periods indicated are presented below:

				Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition	Financial Instruments (1)	Cash Collateral (2)	Net Amount
	(Dollars in thousands)
September 30, 2020
Derivative assets:
Interest rate swaps	$14,697	$—	$14,697	$—	$—	$14,697
Total	$14,697	$—	$14,697	$—	$—	$14,697

Derivative liabilities:
Interest rate swaps	$14,789	$—	$14,789	$(5,500)	$(8,568)	$721
Total	$14,789	$—	$14,789	$(5,500)	$(8,568)	$721

December 31, 2019
Derivative assets:
Interest rate swaps	$2,103	$—	$2,103	$—	$—	$2,103
Total	$2,103	$—	$2,103	$—	$—	$2,103

Derivative liabilities:
Interest rate swaps	$2,107	$(4)	$2,103	$—	$(1,678)	$425
Total	$2,107	$(4)	$2,103	$—	$(1,678)	$425

(1) Represents the fair value of securities pledged with counterparty bank.
(2) Represents cash collateral pledged with counterparty bank.

Note 14 – Leases

The Company accounts for its leases in accordance with ASC 842, which was implemented on January 1, 2019, and requires the Company to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased asset. The Company’s leases primarily represent future obligations to make payments for the use of buildings or space for its operations. Liabilities to make future lease payments are recorded in accrued expenses and other liabilities, while right-of-use assets are recorded in other assets in the Company’s consolidated balance sheets. At September 30, 2020, all of the Company’s leases were classified as operating leases or short-term leases.

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

The Company’s lease expense is recorded in premises and occupancy expense in the consolidated statements of income. The following table presents the components of lease expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(Dollars in thousands)
Operating lease	$5,618	2,879	$12,690	$8,403
Short-term lease	495	575	1,425	1,893
Total lease expense	$6,113	$3,454	$14,115	$10,296

The Company assumed operating leases in the acquisition of Opus on June 1, 2020. The liability and related right-of-use asset recorded for the assumption of these leases was approximately $43.3 million and $42.4 million, respectively. Right-of-use assets related to the Opus acquisition reflect unfavorable lease liability adjustments of approximately $900,000. Lease liabilities for leases assumed from Opus were measured based on the net present value of remaining future lease payments, with consideration given for options to extend or renew each lease. Remaining future lease payments were discounted at the Company’s estimated incremental borrowing rate on the date of acquisition.

The following table presents supplemental information related to operating leases as of and for nine months ended:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Balance Sheet:
Operating lease right of use assets	$81,150	$43,177
Operating lease liabilities	91,202	46,498

	Nine Months Ended
	September 30, 2020	September 30, 2019
	(Dollars in thousands)
Cash Flows:
Operating cash flows from operating leases	$10,946	$8,786

The following table provides information related to minimum contractual lease payments and other information associated with the Company’s leases as of the dates indicated:

	2020	2021	2022	2023	2024	Thereafter	Total
	(Dollars in thousands)
As of September 30, 2020
Operating leases	$5,559	$21,839	$20,222	$18,667	$16,138	$23,503	$105,928
Short-term leases	74	47	—	—	—	—	121
Total contractual base rents (1)	$5,633	$21,886	$20,222	$18,667	$16,138	$23,503	$106,049

Total liability to make lease payments							$91,202
Difference in undiscounted and discounted future lease payments							$14,847
Weighted average discount rate							5.70%
Weighted average remaining lease term (years)							5.4

	2020	2021	2022	2023	2024	Thereafter	Total
	(Dollars in thousands)
As of December 31, 2019
Operating leases	$10,138	$10,602	$10,137	$9,055	$7,318	$7,265	$54,515
Short-term leases	143	7	—	—	—	—	150
Total contractual base rents (1)	$10,281	$10,609	$10,137	$9,055	$7,318	$7,265	$54,665

Total liability to make lease payments							$46,498
Difference in undiscounted and discounted future lease payments							$8,167
Weighted average discount rate							6.13%
Weighted average remaining lease term (years)							5.4
______________________________
(1) Contractual base rents reflect options to extend and renewals, and do not include property taxes and other operating expenses due under respective lease agreements.

The Company from time to time leases portions of space it owns to other parties. Income received from these transactions is recorded on a straight-line basis over the term of the sublease. For the three and nine months ended September 30, 2020, rental income totaled $265,000 and $356,000, respectively. For the three and nine months ended September 30, 2019, rental income totaled $25,000 and $116,000, respectively.

Note 15 – Revenue Recognition

The Company earns revenue from a variety of sources. The Company’s principal source of revenue is interest income on loans, investment securities, and other interest earning assets, while the remainder of the Company’s revenue is earned from a variety of fees, service charges, gains and losses, and other income, all of which are classified as noninterest income.

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
The following tables provide a summary of the Company’s revenue streams, including those that are within the scope of ASC 606 and those that are accounted for under other applicable U.S. GAAP:

	Three Months Ended
	September 30, 2020		June 30, 2020		September 30, 2019
	Within Scope(1)	Out of Scope(2)	Within Scope(1)	Out of Scope(2)	Within Scope(1)	Out of Scope(2)
	(Dollars in thousands)
Noninterest income:
Loan servicing fees	$—	$481	$—	$434	$—	$546
Service charges on deposit accounts	1,593	—	1,399	—	1,440	—
Other service fee income	487	—	297	—	360	—
Debit card interchange income	944	—	457	—	421	—
Earnings on bank-owned life insurance	—	2,270	—	1,314	—	861
Net gain from sales of loans	—	9,542	—	(2,032)	—	2,313
Net gain from sales of investment securities	—	1,141	—	(21)	—	4,261
Custodial account fees	6,960	—	2,397	—	—	—
Other income	1,233	2,107	184	2,469	592	636
Total noninterest income	$11,217	$15,541	$4,734	$2,164	$2,813	$8,617
______________________________
(1) Revenues from contracts with customers accounted for under ASC 606.
(2) Revenues not within the scope of ASC 606 and accounted for under other applicable U.S. GAAP requirements.

	Nine Months Ended
	September 30, 2020		September 30, 2019
	Within Scope(1)	Out of Scope(2)	Within Scope(1)	Out of Scope(2)
	(Dollars in thousands)
Noninterest income:
Loan servicing fees	$—	$1,395	$—	$1,353
Service charges on deposit accounts	4,707	—	4,211	—
Other service fee income	1,095	—	1,079	—
Debit card interchange income	1,749	—	2,637	—
Earnings on bank-owned life insurance	—	4,920	—	2,622
Net gain from sales of loans	—	8,281	—	4,944
Net gain from sales of investment securities	—	8,880	—	4,900
Custodial account fees	9,357	—	—	—
Other income	1,634	6,113	1,328	2,361
Total noninterest income	$18,542	$29,589	$9,255	$16,180
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

The major revenue streams by fee type that are within the scope of ASC 606 presented in the above tables are described in additional detail below:

Service Charges on Deposit Accounts and Other Service Fee Income

Service charges on deposit accounts and other service fee income consists of periodic service charges on deposit accounts and transaction based fees such as those related to overdrafts, ATM charges, and wire transfer fees. The majority of these revenues are accounted for under ASC 606. Performance obligations for periodic service charges on deposit accounts are typically short-term in nature and are generally satisfied on a monthly basis, while performance obligations for other transaction based fees are typically satisfied at a point in time (which may consist of only a few moments to perform the service or transaction) with no further obligations on behalf of the Company to the customer. Periodic service charges are generally collected monthly directly from the customer’s deposit account, and at the end of a statement cycle, while transaction based service charges are typically collected at the time of or soon after the service is performed.

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

Custodial Account Fees

Custodial account fees is a revenue stream acquired in the Opus acquisition and is governed by contracts executed with Pacific Premier Trust clients to perform maintenance and custodial services over their alternative IRA investments. Fees are billed and collected on a quarterly basis and recognized commensurate with completion of the performance obligations required under the contracts.

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

Also included in other income are escrow and exchange fees from the Commerce Escrow division acquired in the Opus acquisition, which are related to agreements with customers participating in escrow transactions. Transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”) generate exchange fees as well as escrow fees. These fees relate to services that include preparation of closing statements and custody of escrow funds. The fees are received from the sale proceeds of a relinquished property and are recognized as revenue upon closing of the escrow transaction, which is the final performance obligation. These fees totaled approximately $1.1 million during the third quarter of 2020 and $1.4 million for the nine months ended 2020.

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

At September 30, 2020, the Company did not have any material contract assets or liabilities in its consolidated financial statements related to revenue streams within the scope of ASC 606, and there were no material changes in those balances during the reporting period.

Note 16 – Variable Interest Entities

The Company is involved with VIEs through its loan securitization activities, affordable housing investments that qualify for the low-income housing tax credit (“LIHTC”), and trust subsidiaries, which have issued trust preferred securities. The Company has determined that its interests in these entities meet the definition of variable interests.

As of September 30, 2020 and December 31, 2019, the Company determined it was not the primary beneficiary of the VIEs and did not consolidate its interests in VIEs. The following table provides a summary of the carrying amount of assets and liabilities in the Company’s consolidated balance sheet and maximum loss exposures as of September 30, 2020 and December 31, 2019 that relate to variable interests in non-consolidated VIEs.

	September 30, 2020			December 31, 2019
	Maximum Loss	Assets	Liabilities	Maximum Loss	Assets	Liabilities
	(Dollars in thousands)
Multifamily loan securitization:
Investment securities (1)	$114,460	$114,460	$—	$—	$—	$—
Reimbursement obligation (2)	50,901	—	540	—	—	—
Affordable housing partnership:
Other investments (3)	76,057	95,292	—	32,466	53,880	—
Unfunded equity commitments (2)	—	—	19,235	—	—	21,414
Total	$241,418	$209,752	$19,775	$32,466	$53,880	$21,414
______________________________
(1) Included in investment securities available-for-sale on the consolidated statement of financial condition.
(2) Included in accrued expenses and other liabilities on the consolidated statement of financial condition.
(3) Included in other assets on the consolidated statement of financial condition.
.
Multifamily loan securitization

With respect to the securitization transaction with Freddie Mac discussed in Note 6 - Loans Held for Investment, the Company’s variable interests reside with the purchase of the underlying Freddie Mac-issued guaranteed, structured pass-through certificates that were held as investment securities available-for-sale at fair value as of September 30, 2020. Additionally, the Company has variable interests through a reimbursement agreement executed by Freddie Mac that obligates the Company to reimburse Freddie Mac for any defaulted contractual principal and interest payments identified after the ultimate resolution of the defaulted loans. Such reimbursement obligations are not to exceed 10% of the original principal amount of the loans comprising the securitization pool.

As part of the securitization transaction, the Company released all servicing obligations and rights to Freddie Mac who was designated as the Master Servicer. In its capacity as Master Servicer, Freddie Mac can terminate the Company’s role as sub-servicer and direct such responsibilities accordingly. In evaluating our variable interests and continuing involvement in the VIE, we determined that we do not have the power to make significant decisions or direct the activities that most significantly impact the economic performance of the VIE’s assets and liabilities. As sub-servicer of the loans, the Company does not have the authority to make significant decisions that influence the value of the VIE’s net assets and, therefore, the Company is not the primary beneficiary of the VIE. As a result, we determined that the VIE associated with the multifamily securitization should not be included in the consolidated financial statements of the Company.

We believe that our maximum exposure to loss as a result of our involvement with the VIE associated with the securitization is the carrying value of the investment securities issued by Freddie Mac and purchased by the Company. Additionally, our maximum exposure to loss under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $50.9 million. Based upon our analysis of quantitative and qualitative data over the underlying loans included in the securitization pool, as of September 30, 2020, our reserve for estimated losses with respect to the reimbursement obligation was $540,000.

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

The Company’s maximum exposure to loss, exclusive of any potential realization of tax credits, is equal to the commitments invested, adjusted for amortization. The amount of unfunded commitments was included in the investments recognized as assets with a corresponding liability. The table above summarizes the amount of tax credit investments held as assets, the amount of unfunded commitments held as liabilities, and the maximum exposure to loss as of September 30, 2020 and December 31, 2019, respectively.

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

Note 17 – Subsequent Events

Quarterly Cash Dividend

On October 23, 2020, the Corporation’s Board of Directors declared a cash dividend of $0.28 per share, payable on November 13, 2020 to shareholders of record on November 6, 2020.

Branch Consolidations

On October 5, 2020, the Bank completed the client account and computer system conversion for the Opus acquisition. At the same time, as a result of the Opus acquisition, the Bank consolidated twenty (20) branch offices primarily in California, Washington, and Arizona into nearby branch offices with minimal disruption to clients and daily operations. The consolidated branches were identified largely based on the proximity of neighboring branches, historic growth, and market opportunity to improve further the overall efficiency of operations in line with the Bank's ongoing cost reduction initiatives. Following the branch consolidations, the Bank operates 65 branches in major metropolitan markets in California, Washington, Oregon, Arizona, and Nevada.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains information and statements that are considered “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections, and statements of our beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” or words or phrases of similar meaning.

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

The COVID-19 pandemic is adversely affecting us, our customers, counterparties, employees, and third party service providers, and given its ongoing and dynamic nature, the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility, which could result in impairment to our goodwill in future periods. Changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance. In addition to the foregoing, the following additional factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•The strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
•The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
•Inflation/deflation, interest rate, market, and monetary fluctuations;
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
•Changes in consumer spending, borrowing, and savings habits;
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
•Natural disasters, earthquakes, fires, and severe weather;
•Unanticipated regulatory, legal, or judicial proceedings;
•Ambiguity in the rules and regulatory guidance regarding the SBA PPP loan program; and
•Our ability to manage the risks involved in the foregoing.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking information and statements to reflect actual results or changes in the factors affecting the forward-looking information and statements. For information on the factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our 2019 Form 10-K in addition to Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q and other reports as filed with the SEC.

Forward-looking information and statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us. Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov.

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020.

The Corporation is a California-based bank holding company incorporated in the state of Delaware and registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”). Our wholly owned subsidiary, Pacific Premier Bank, is a California state-chartered commercial bank. As a bank holding company, the Corporation is subject to regulation and supervision by the Federal Reserve. We are required to file with the Federal Reserve quarterly and annual reports and such additional information as the Federal Reserve may require pursuant to the BHCA. The Federal Reserve may conduct examinations of bank holding companies, such as the Corporation, and its subsidiaries. The Corporation is also a bank holding company within the meaning of the California Financial Code. As such, the Corporation and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Protection and Innovation (“DFPI”).

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

As a California state-chartered commercial bank, which is a member of the Federal Reserve, the Bank is subject to supervision, periodic examination and regulation by the DFPI, the Federal Reserve, and the Consumer Financial Protection Bureau. The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund. In general terms, insurance coverage is up to $250,000 per depositor for all deposit accounts. As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over the Bank. If, as a result of an examination of the Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors and ultimately to request the FDIC to terminate the Bank’s deposit insurance. As a California-chartered commercial bank, the Bank is also subject to certain provisions of California law.

We provide banking products and services, including deposit accounts, digital banking, and treasury management services, throughout the western United States in major metropolitan markets in California, Washington, Oregon, Arizona, and Nevada to businesses, professionals, entrepreneurs, real estate investors, and non-profit organizations, as well as consumers in the communities we serve. We also offer a wide array of loan products, such as commercial business loans, lines of credit, SBA loans, commercial real estate loans, agribusiness loans, franchise lending, home equity lines of credit, and construction loans. Additionally, through our Homeowners’ Associations (“HOA”) Banking and Lending and Franchise Capital units we can provide customized cash management, electronic banking services and credit facilities to HOAs, HOA management companies and quick service restaurant (“QSR”) franchise owners nationwide. With the acquisition of Opus in June 2020, we offer commercial escrow services through our Commerce Escrow division that facilitates tax-deferred commercial exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended, and we offer clients IRA custodial and maintenance services through our Pacific Premier Trust division that serves as a custodian for self-directed IRAs, the funds of which account owners use for self-directed investments in various alternative asset classes.

Our corporate headquarters are located in Irvine, California. At September 30, 2020, the Bank operated 86 full-service depository branches located in California, Washington, Arizona, Oregon, and Nevada. Following the branch consolidations, primarily in California, Washington, and Arizona, into nearby branch offices consummated in October 2020, the Bank operates 65 full-service depository branches. The branches consolidated were identified largely based on the proximity of neighboring branches, historic growth, and market opportunities to further improve the overall efficiency of operations in line with the Bank's ongoing cost reduction initiatives.

Through our branches and our website at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market, and savings accounts, cash management services, electronic banking, and on-line bill payment. We also offer a variety of loan products, including commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans and home equity loans. The Bank funds its lending and investment activities with retail and commercial deposits obtained through its branches, advances from the FHLB, lines of credit, and wholesale and brokered certificates of deposit.

Our principal source of income is the net spread between interest earned on loans and investments and the interest costs associated with deposits and borrowings used to finance the loan and investment portfolios. Additionally, the Bank generates fee income from loan and investment sales, and various products and services offered to depository, loan, escrow, and IRA custodial clients.

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

Correspondingly, in early March 2020, the Company began preparing for potential disruptions and government limitations of activity in the markets in which we serve. We activated our Business Continuity Program and Pandemic Preparedness Plan and were able to quickly execute on multiple initiatives to adjust our operations to protect the health and safety of our employees and clients. We expanded remote-access availability to ensure a greater number of employees have the capability to work from home or other remote locations without impacting our operations while continuing to provide a superior level of customer service. Since the beginning of the crisis, we have been in close contact with our clients, assessing the level of impact on their businesses, and implementing a process to evaluate each client’s specific situation, and where appropriate, providing relief programs. We also enhanced client awareness of our digital banking offerings to ensure that we continue to provide a superior level of customer service. The Company’s branches remain open with reduced office hours. We have taken steps to comply with various government directives regarding social distancing and use of personal protective equipment in the work place, and we are following the guidance from the Centers of Disease Control (“CDC”) to protect our employees.

The Company continued its efforts to monitor the loan portfolio to identify potential at-risk segments and line of credit draws for deviations from normal activity, increase the reserves allocated to these portfolios, and support our customers affected by the COVID-19 pandemic, including but not limited to the following:

•Participated in the Small Business Administration’s Paycheck Protection Program

We were able to quickly establish our process for participating in the SBA PPP program that enabled our clients to utilize this valuable resource beginning in April 2020. Our team executed PPP loans in the two rounds of the program, which allowed us to further strengthen and deepen our client relationships, while positively impacting tens of thousands of individuals. In July 2020, the Bank sold its entire SBA PPP loan portfolio with an aggregate amortized cost of $1.13 billion to a seasoned and experienced non-bank lender and servicer of SBA loans, resulting in improved balance sheet liquidity and a gain on sale of approximately of $18.9 million, net of net deferred origination fees and net purchase discounts.

•Implemented a temporary loan modification program for borrowers affected by the COVID-19 pandemic, including payment deferrals, fee waivers, and extensions of repayment terms.

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Bank established COVID-19 temporary modification program, including interest-only payments, or full payment deferrals for clients that are adversely affected by the COVID-19 pandemic. The CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not classified as TDRs. In accordance with interagency guidance issued in April 2020, these short-term modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders, including payment deferrals, fee waivers, and extensions of repayment terms, do not need to be identified as TDRs if the loans were current at the time a modification plan was implemented. As of September 30, 2020, 54 loans with an aggregate amortized cost of $118.3 million were modified due to COVID-19 hardship under the CARES Act, which represents 0.9% of the Company’s total loans held for investment as of that date, a decrease from 1,461 loans with a total balance of $2.24 billion, or 16.1% of the Company’s total loans held for investment excluding SBA PPP loans, at June 30, 2020. Additionally, as of September 30, 2020, 56 loans totaling $119.4 million were in-process for potential modification, of which 37 loans totaling $101.7 million were extensions of previously modified loans.

Additionally, the CARES Act provides for relief on existing and new SBA loans through the Small Business Debt Relief. As part of the SBA Small Business Debt Relief, the SBA will automatically pay principal, interest and fees of certain SBA loans for a period of six months for both existing loans and new loans issued prior to September 27, 2020. At September 30, 2020, approximately 501 loans, representing approximately $147.8 million aggregate principal amount of qualifying loans, are eligible for this relief. The CARES Act also provides for mortgage payment relief and a foreclosure moratorium.

The extent to which the COVID-19 pandemic impacts the Company’s business, asset valuations, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the scope and duration of the COVID-19 pandemic and the actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, investments, loans, loan servicing rights, and deferred tax assets.

Given the fluidity of the situation, management cannot estimate the long term impact of the COVID-19 pandemic at this time. During the third quarter of 2020, the Company performed a qualitative assessment of its goodwill to determine if it is more likely than not that the estimated fair value of the Company exceeds its carrying value. The results of this analysis indicated no impairment of goodwill as of September 30, 2020. Additionally, as part of the Company’s qualitative analysis, the Company analyzed market related data as additional corroborative evidence in its assessment of whether it was more likely than not the estimated fair value of the Company exceeds its carrying value. This assessment of market related data included an initial assessment of the fair value of the Company’s equity as compared to its carrying value with the assistance from an independent third party. The assessment of market related data included factors such as: the Company’s stock price on an actual, 15-day and 30-day average basis as of September 30, 2020, and an implied market participant acquisition premium, which was based upon control premiums for regional banks during the 2008 and 2009 financial crisis. This initial assessment of the fair value of the Company’s equity through observations of market related data provided additional supporting evidence as of September 30, 2020 that the carrying value of goodwill was not impaired. As of September 30, 2020, our goodwill had a balance of $898.4 million.

The preventative measures taken by various state and local governments, as well as the U.S. government, to stem the spread and impact of the on-going COVID-19 pandemic, have contributed to further strain on economic conditions. Certain businesses and service providers have not been able to conduct operations in their usual manner or have had to temporarily halt operations altogether. While the magnitude of the impact from the on-going COVID-19 pandemic and the related preventative measures taken is uncertain and difficult to predict, we anticipate the on-going COVID-19 pandemic to have an impact on the following:

•Loan growth and interest income - Current weakness in economic activity will likely have an impact on our borrowers, the businesses they operate and their financial condition. If we experience a protracted decline in economic activity, our borrowers may have less demand for credit needed to invest in and expand their businesses and/or support their ongoing operations. Additionally, our borrowers may have less demand for real estate and consumer loans. Further, during the first quarter of 2020, the Federal Reserve’s Federal Open Market Committee reduced the federal funds rate to a range of 0% to 0.25%. The potential for a reduction in future loan growth in conjunction with the decline in interest rates will place pressure on the level of and yield on earnings assets which may negatively impact our interest income.

•Credit quality - Increases in unemployment, declines in consumer confidence, and a reluctance on the part of businesses to invest in and expand their operations, among other things, may result in additional weakness in economic conditions, place strain on our borrowers, and ultimately impact the credit quality of our loan portfolio. We expect this would result in increases in the level of past due, nonaccrual, and classified loans, as well as higher net charge-offs. While certain economic metrics have improved in the third quarter of 2020, there can be no assurance the improvement in economic conditions will continue. As such, future deterioration in credit quality in conjunction with weakened economic conditions, may require us to record additional provisions for credit losses.

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

The U.S. government as well as other state and local policy makers have responded to the on-going COVID-19 pandemic with actions geared to support not only the health and well-being of the public, but also consumers, businesses, and the economy as a whole. However, the impact and overall effectiveness of these actions is difficult to determine at this time. In addition, many economists have expressed concern over the need for additional government stimulus to support an economic recovery. However, the likelihood of additional government stimulus is unknown at this time, and the lack thereof may hinder the prospects of further economic recovery.

ACQUISITION OF OPUS

Effective as of June 1, 2020, the Corporation completed the acquisition of Opus, a California-chartered state bank headquartered in Irvine, California, pursuant to a definitive agreement dated as of January 31, 2020. At closing, Opus had $8.32 billion in total assets, $5.94 billion in gross loans, and $6.91 billion in total deposits and operated 46 banking offices located throughout California, Washington, Oregon, and Arizona. As a result of the Opus acquisition, the Corporation acquired specialty lines of business, including trust and escrow services.

Pursuant to the terms of the merger agreement, the consideration paid to Opus shareholders consisted of whole shares of the Corporation’s common stock and cash in lieu of fractional shares of the Corporation’s common stock. Upon consummation of the transaction, (i) each share of Opus common stock issued and outstanding immediately prior to the effective time of the acquisition was canceled and exchanged for the right to receive 0.900 shares of the Corporation’s common stock, with cash to be paid in lieu of fractional shares at a rate of $19.31 per share, and (ii) each share of Opus Series A non-cumulative, non-voting preferred stock issued and outstanding immediately prior to the effective time of the acquisition was converted into and canceled in exchange for the right to receive that number of shares of the Corporation’s common stock equal to the product of (X) the number of shares of Opus common stock into which such share of Opus preferred stock was convertible in connection with, and as a result of, the acquisition, and (Y) 0.900, in each case, plus cash in lieu of fractional shares of the Corporation’s common stock.

The Corporation issued 34,407,403 shares of the Corporation’s common stock valued at $21.62 per share, which was the closing price of the Corporation’s common stock on May 29, 2020, the last trading day prior to the consummation of the acquisition, and paid cash in lieu of fractional shares. The Corporation assumed Opus’s warrants and options, which represented the issuance of up to approximately 406,778 and 9,538 additional shares of the Corporation’s common stock, valued at approximately $1.8 million and $46,000, respectively, and issued substitute restricted stock units in an aggregate amount of $328,000. The value of the total transaction consideration paid amounted to approximately $749.6 million. The Opus warrants assumed by the Corporation expired unexercised as of September 30, 2020 and no longer remain outstanding. The Opus options assumed by the Corporation have been fully exercised as of September 30, 2020.

As a result of the Opus acquisition, the Company acquired Opus and recorded net assets of $659.5 million. The estimated fair value of assets acquired and liabilities assumed primarily consist of the followings:

•$5.81 billion of loans
•$937.1 million of cash and cash equivalents
•$829.9 million of investment securities
•$90.1 million of goodwill
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

The client account integration and system conversion of Opus was completed in October 2020. At the same time, as a result of the Opus acquisition, the Bank consolidated twenty (20) branch offices primarily in California, Washington, and Arizona into nearby branch offices. The consolidated branches were identified largely based on the proximity of neighboring branches, historic growth, and market opportunity to improve further the overall efficiency of operations in line with the Bank's ongoing cost reduction initiatives. Following the branch consolidations, the Bank operates 65 branches in major metropolitan markets in California, Washington, Oregon, Arizona, and Nevada. For additional information about the acquisition of Opus, please see Note 4 - Acquisitions.

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies that govern the application of U.S. GAAP in the preparation of our financial statements. Our significant accounting policies are described in the Notes to the Consolidated Financial Statements in our 2019 Form 10-K.

On January 1, 2020, the Company adopted the provisions of ASC 326 - Financial Instruments - Measurement of Credit Losses on Financial Instruments. The adoption of ASC 326 changes the way the Company estimates the allowance for credit losses on certain financial assets. The adoption of ASC 326 requires the Company to measure and record current expected credit losses for financial assets within the scope of ASC 326, which for the Company, currently consist substantially of loans, unfunded loan commitments, and investment securities. Measuring credit losses under the CECL framework requires a significant amount of judgment, including the incorporation of reasonable and supportable forecasts about future conditions that may ultimately impact the level of credit losses the Company may recognize. Under the CECL framework, current expected credit losses, or lifetime losses, are recorded on financial assets within the scope of ASC 326 at the time of their origination or acquisition. The Company has provided a summary of its policy for the accounting for credit losses below. Please also see Note 2 - Recently Issued Accounting Pronouncements as well as Note 3 - Significant Accounting Policies, of the consolidated financial statements for additional discussion on the adoption of ASC 326, as well as the Company’s policy for accounting for credit losses.

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

The Company’s ACL model also includes adjustments for qualitative factors, where appropriate. Since historical information (such as historical net losses and economic cycles) may not always, by themselves, provide a sufficient basis for determining future expected credit losses, the Company periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not limited to, factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios, changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL.

The Company has a credit portfolio review process designed to detect problem loans. Problem loans are typically those of a substandard or worse internal risk grade, and may consist of loans on nonaccrual status, troubled debt restructurings, loans where the likelihood of foreclosure on underlying collateral has increased, collateral dependent loans and other loans where concern or doubt over the ultimate collectability of all contractual amounts due has become elevated. Such loans may, in the opinion of management, be deemed to no longer possess risk characteristics similar to other loans in the loan portfolio, and as such may require individual evaluation to determine an appropriate ACL for the loan. When a loan is individually evaluated, the Company typically measures the expected credit loss for the loan based on a discounted cash flow approach, unless the loan has been deemed collateral dependent. Collateral dependent loans are loans where the repayment of the loan is expected to come from the operation of and/or eventual liquidation of the underlying collateral. The ACL for collateral dependent loans is determined using estimates for the fair value of the underlying collateral, less costs to sell. Although management uses the best information available to derive estimates necessary to measure an appropriate level of the ACL, future adjustments to the ACL may be necessary due to economic, operating, regulatory, and other conditions that may extend beyond the Company’s control.

Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL and credit risk grading process. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

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

Acquired loans that are classified as PCD are acquired at fair value, which includes any resulting discounts or premiums. Discounts and premiums are accreted or amortized into interest income over the remaining life of the loan using the interest method. Unlike non-PCD loans, the initial ACL for PCD loans is established through an adjustment to the acquired loan balance and not through a charge to provision for credit losses in the period in which the loans were acquired. The ACL for PCD loans is determined with the use of the Company’s ACL methodology, and is recorded as an adjustment to the acquired loan balance on the date of acquisition. Characteristics of PCD loans include: delinquency, downgrade in credit quality since origination, loans on nonaccrual status, loans that had been modified, and/or other factors the Company may become aware of through its initial analysis of acquired loans that may indicate there has been more than insignificant deterioration in credit quality since a loan’s origination. In connection with the Opus acquisition on June 1, 2020, the Company acquired PCD loans with an aggregate fair value of approximately $841.2 million, and recorded a net ACL of approximately $21.2 million, which was added to the amortized cost of the loans.

Subsequent to acquisition, the ACL for both non-PCD and PCD loans are determined with the use of the Company’s ACL methodology in the same manner as all other loans.

Goodwill

Goodwill assets arise from the acquisition method of accounting for business combinations and represent the excess value of the consideration paid over the fair value of the net assets acquired. Goodwill assets are deemed to have indefinite lives, are not subject to amortization and instead are tested for impairment at least annually. The Company’s policy is to assess goodwill for impairment in the fourth quarter of each year or more frequently if events or circumstances lead management to believe the value of goodwill may be impaired. Impairment testing is performed at the reporting unit level, which is considered the Corporation level as management has identified the Company as its sole reporting unit as of the date of the consolidated balance sheets. Management’s assessment of goodwill first consists of a qualitative assessment to determine if it is more likely than not the fair value of the Company’s equity is below its carrying value. Should the results of this analysis indicate it is likely the fair value of the Company’s equity is below its carrying value, the Company performs a quantitative assessment of goodwill to determine the fair value of the reporting unit and compares it to its carrying value. If the fair value of the reporting unit is below its carrying value, the Company would then compare the implied fair value of the reporting unit goodwill to its carrying value to determine the amount of impairment to recognize. Impairment losses are recorded as a charge to noninterest expense.

The Company is required to employ the use of significant judgment in its assessment of goodwill, both in a qualitative assessment and a quantitative assessment, if needed. Assessments of goodwill often require the use of fair value estimates, which are dependent upon various factors including estimates concerning the Company’s long term growth prospects. Imprecision in estimates can affect the estimated fair value of the reporting unit in a goodwill assessment. Additionally, various events or circumstances could have a negative effect on the estimated fair value of a reporting unit, including declines in business performance, increases in credit losses, as well as deterioration in economic or market conditions, which may result in a material impairment charge to earnings in future periods.

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

NON-GAAP MEASURES

The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated, and presented in accordance with GAAP. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures and may not be comparable to non-GAAP financial measures that may be presented by other companies.

For periods presented below, return on average tangible common equity is a non-GAAP financial measure derived from GAAP-based amounts. We calculate this figure by excluding amortization of intangible assets expense from net income and excluding the average intangible assets and average goodwill from the average stockholders’ equity during the period. Management believes that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
	(Dollars in thousands)
Net income (loss)	$66,566	$(99,091)	$41,375	$(6,785)	$118,620
Plus: amortization of intangible assets expense	4,538	4,066	4,281	12,567	12,998
Less: amortization of intangible assets expense tax adjustment (1)	1,301	1,166	1,240	3,605	3,768
Net income (loss) for average tangible common equity	$69,803	$(96,191)	$44,416	$2,177	$127,850

Average stockholders’ equity	$2,689,867	$2,231,722	$1,990,311	$2,321,138	$1,994,047
Less: average intangible assets	92,768	84,148	90,178	86,244	94,508
Less: average goodwill	898,430	838,725	808,322	848,675	808,607
Average tangible common equity	$1,698,669	$1,308,849	$1,091,811	$1,386,219	$1,090,932

Return on average equity (2)	9.90%	(17.76)%	8.32%	(0.39)%	7.93%
Return on average tangible common equity (2)	16.44%	(29.40)%	16.27%	0.21%	15.63%
______________________________
(1) Amortization of intangible assets expense adjusted by statutory tax rate.
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

	September 30,	December 31,
	2020	2019
	(Dollars in thousands)
Total stockholders’ equity	$2,688,085	$2,012,594
Less: intangible assets	988,446	891,634
Tangible common equity	$1,699,639	$1,120,960

Book value per share	$28.48	$33.82
Less: intangible book value per share	10.47	14.98
Tangible book value per share	$18.01	$18.84

Total assets	$19,844,240	$11,776,012
Less: intangible assets	988,446	891,634
Tangible assets	$18,855,794	$10,884,378

Tangible common equity ratio	9.01%	10.30%

For periods presented below, efficiency ratio is a non-GAAP financial measure derived from GAAP-based amounts. This figure represents the ratio of noninterest expense less other real estate owned operations, core deposit intangible amortization, and merger-related expense to the sum of net interest income before provision for loan losses and total noninterest income, less gain/(loss) on sale of securities, other-than-temporary impairment recovery/(loss) on investment securities, gain/(loss) on sale of other real estate owned, and gain/(loss) from debt extinguishment. Management believes that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
	(Dollars in thousands)
Total noninterest expense	$98,579	$115,970	$65,336	$281,180	$192,849
Less: amortization of intangible assets	4,538	4,066	4,281	12,567	12,998
Less: merger-related expense	2,988	39,346	(4)	44,058	656
Less: other real estate owned operations, net	(17)	9	64	6	129
Noninterest expense, adjusted	$91,070	$72,549	$60,995	$224,549	$179,066

Net interest income before provision for loan losses	$166,546	$130,292	$112,335	$406,013	$334,382
Add: total noninterest income	26,758	6,898	11,430	48,131	25,435
Less: net gain (loss) from investment securities	1,141	(21)	4,261	8,880	4,900
Less: OTTI impairment - securities	1	—	2	1	2
Less: net gain (loss) from other real estate owned	13	(55)	(20)	(42)	(52)
Less net gain (loss) from debt extinguishment	—	—	(214)	—	(214)
Revenue, adjusted	$192,149	$137,266	$119,736	$445,305	$355,181

Efficiency ratio	47.4%	52.9%	50.9%	50.4%	50.4%

Core net interest income and core net interest margin are non-GAAP financial measures derived from GAAP based amounts. We calculate core net interest income by excluding scheduled accretion income, accelerated accretion income, premium amortization on CDs, and nonrecurring nonaccrual interest paid from net interest income. The core net interest margin is calculated as the ratio of core net interest income to average interest-earning assets. Management believes that the exclusion of such items from these financial measures provides useful information to gain an understanding of the operating results of our core business.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
	(Dollars in thousands)
Net interest income	$166,546	$130,292	$112,335	$406,013	$334,382
Less: scheduled accretion income	6,858	3,501	2,161	12,152	7,121
Less: accelerated accretion income	5,338	2,347	3,865	9,997	7,660
Less: premium amortization on CDs	2,968	1,054	124	4,085	449
Less: nonrecurring nonaccrual interest paid	(275)	(142)	37	(417)	302
Core net interest income	$151,657	$123,532	$106,148	$380,196	$318,850
Less: interest income on SBA PPP loans	838	5,382	—	6,220	—
Core net interest income excluding SBA PPP loans	$150,819	$118,150	$106,148	$373,976	$318,850

Average interest-earning assets	$18,707,605	$13,831,914	$10,228,878	$14,317,164	$10,310,300
Less: average SBA PPP loans	329,396	830,090	—	386,287	—
Average interest-earning assets excluding SBA PPP loans	$18,378,209	$13,001,824	$10,228,878	$13,930,877	$10,310,300

Net interest margin (1)	3.54%	3.79%	4.36%	3.79%	4.34%
Core net interest margin (1)	3.23%	3.59%	4.12%	3.55%	4.13%
Core net interest margin excluding SBA PPP loans (1)	3.26%	3.65%	4.12%	3.59%	4.13%
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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
	(Dollars in thousands)
Interest income	$181,991	$144,122	$132,604	$449,902	$396,261
Interest expense	15,445	13,830	20,269	43,889	61,879
Net interest income	166,546	130,292	112,335	406,013	334,382
Noninterest income	26,758	6,898	11,430	48,131	25,435
Revenue	193,304	137,190	123,765	454,144	359,817
Noninterest expense	98,579	115,970	65,336	281,180	192,849
Add: merger-related expense	2,988	39,346	(4)	44,058	656
Pre-provision net revenue	97,713	60,566	58,425	217,022	167,624
Pre-provision net revenue (annualized)	$390,852	$242,264	$233,700	$289,363	$223,499

Average assets	$20,366,761	$15,175,310	$11,461,841	$15,728,468	11,536,742

Pre-provision net revenue on average assets	0.48%	0.40%	0.51%	1.38%	1.45%
Pre-provision net revenue on average assets (annualized)	1.92%	1.60%	2.04%	1.84%	1.94%

RESULTS OF OPERATIONS

The following table presents the components of results of operations, share data, and performance ratios for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
	(Dollar in thousands, except per share data and percentages)
Operating Data
Interest income	$181,991	$144,122	$132,604	$449,902	$396,261
Interest expense	15,445	13,830	20,269	43,889	61,879
Net interest income	166,546	130,292	112,335	406,013	334,382
Provision for credit losses	4,210	160,635	1,562	190,299	3,422
Net interest income (loss) after provision for credit losses	162,336	(30,343)	110,773	215,714	330,960
Net gains (loss) from loan sales	9,542	(2,032)	2,313	8,281	4,944
Other noninterest income	17,216	8,930	9,117	39,850	20,491
Noninterest expense	98,579	115,970	65,336	281,180	192,849
Net income (loss) before income taxes	90,515	(139,415)	56,867	(17,335)	163,546
Income tax expense (benefit)	23,949	(40,324)	15,492	(10,550)	44,926
Net income (loss)	$66,566	$(99,091)	$41,375	$(6,785)	$118,620
Pre-provision net revenue (3)	$97,713	$60,566	$58,425	$217,022	$167,624
Share Data
Net income (loss) per share:
Basic	$0.71	$(1.41)	$0.69	$(0.10)	$1.93
Diluted	0.70	(1.41)	0.69	(0.10)	1.92
Dividends declared per share	0.25	0.25	0.22	0.75	0.66
Dividend payout ratio (1)	35.45%	(17.73)%	31.86%	(759.20)%	34.21%
Performance Ratios
Return on average assets (2)	1.31%	(2.61)%	1.44%	(0.06)%	1.37%
Return on average equity (2)	9.90	(17.76)	8.32	(0.39)	7.93
Return on average tangible common equity (2)(3)	16.44	(29.40)	16.27	0.21	15.63
Pre-provision net revenue on average assets (2)(3)	1.92	1.60	2.04	1.84	1.94
Average equity to average assets	13.21	14.71	17.36	14.76	17.28
Efficiency ratio (4)	47.4	52.9	50.9	50.4	50.4
______________________________
(1) Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.
(2) Ratio is annualized.
(3) A reconciliation of the non-U.S. GAAP measures of return on average tangible common equity, pre-provision net revenue, and pre-provision net revenue on average assets are set forth in the Non-GAAP Measures section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.
(4) Represents the ratio of noninterest expense less other real estate owned operations, amortization of intangible assets and merger-related expense to the sum of net interest income before provision for credit losses and total noninterest income, less gains/(loss) on sale of securities, other-than-temporary impairment recovery/(loss) on investment securities, gain/(loss) from other real estate owned, and gain/(loss) from debt extinguishment.

The Company's financial statements for the three and nine months ended September 30, 2020 were reflective of a full quarter's impact of the acquisition of Opus, completed effective June 1, 2020, which impacts the comparability to prior periods.

In the third quarter of 2020, we reported net income of $66.6 million, or $0.70 per diluted share. This compares with net loss of $99.1 million, or $(1.41) per diluted share, for the second quarter of 2020. The increase in net income was primarily due to a decrease of $156.4 million in provision for credit losses, a decrease of $36.4 million in merger-related costs, an increase of $36.3 million in net interest income, and an increase of $19.9 million in noninterest income, partially offset by an increase in income tax expense of $64.3 million and a $19.0 million increase in noninterest expense other than merger-related expenses.

Net income of $66.6 million, or $0.70 per diluted share, for the third quarter of 2020 compares to net income for the third quarter of 2019 of $41.4 million, or $0.69 per diluted share. The increase in net income of $25.2 million was primarily due to a $54.2 million increase in net interest income and a $15.3 million increase in noninterest income, partially offset by a $30.3 million increase in noninterest expense excluding merger-related expenses, an $8.5 million increase in income tax expense, a $3.0 million increase in merger-related expenses, and a $2.6 million increase in the provision for credit losses.

For the three months ended September 30, 2020, the Company’s return on average assets was 1.31%, return on average equity was 9.90%, and return on average tangible common equity was 16.44%. For the three months ended June 30, 2020, the return on average assets was (2.61)%, the return on average equity was (17.76)%, and the return on average tangible common equity was (29.40)%. For the three months ended September 30, 2019, the return on average assets was 1.44%, the return on average equity was 8.32%, and the return on average tangible common equity was 16.27%.

For the nine months ended September 30, 2020, the Company recorded net loss of $6.8 million, or $(0.10) per diluted share. This compares with net income of $118.6 million or $1.92 per diluted share for the nine months ended September 30, 2019. The decrease in net income of $125.4 million was mostly due to the $186.9 million increase in provision for credit losses, a $44.9 million increase in noninterest expense excluding merger-related expenses, and a $43.4 million increase in merger-related expenses, partially offset by a $71.6 million increase in net interest income, a $55.5 million decrease in income tax expense, and a $22.7 million increase in noninterest income. The increase in provision for credit losses during the first nine months of September 30, 2020 was attributable to the Company’s adoption of ASC 326 effective January 1, 2020, the acquisition of Opus, as well as unfavorable economic forecasts used in the Company’s ACL model driven by the COVID-19 pandemic.

For the nine months ended September 30, 2020, the Company’s return on average assets was (0.06)%, return on average equity was (0.39)%, and return on average tangible common equity was 0.21%, compared with a return on average assets of 1.37%, return on average equity of 7.93%, and a return on average tangible common equity of 15.63% for the nine months ended September 30, 2019.

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

Net interest income totaled $166.5 million in the third quarter of 2020, an increase of $36.3 million, or 27.8%, from the second quarter of 2020. The increase in net interest income reflected higher average interest-earning assets of $4.88 billion, related to the full quarter's impact of the Opus acquisition, compared with the second quarter of 2020, as well as increased investment securities purchases, higher accretion income, and a lower cost of funds driven by a lower cost of deposits.

The net interest margin for the third quarter of 2020 was 3.54%, compared with 3.79% in the prior quarter. Our core net interest margin (which excludes the impact of loan accretion income of $12.2 million, compared to $5.8 million in the prior quarter), as well as certificates of deposit mark-to-market amortization, and other one-time adjustments decreased 36 basis points to 3.23%, compared to 3.59% in the prior quarter. Excluding the SBA PPP loan portfolio, our core net interest margin decreased 39 basis points to 3.26%, compared to 3.65% in the prior quarter. The decrease was primarily attributable to the shift in interest-earning asset mix and lower loan and investment yields, partially offset by a lower cost of deposits. The lower interest-earning asset yield was driven primarily by the full quarter's impact of the Opus loan portfolio added in June 2020 that had lower yields and the deployment of excess liquidity into highly rated, lower yielding investment securities. The lower cost of funds was driven principally by lower rates paid on deposits resulting from the decline in market interest rates.

Net interest income for the third quarter of 2020 increased $54.2 million, or 48.3%, compared to the third quarter of 2019. The increase was attributable to an increase in average interest-earning assets of $8.48 billion, which primarily resulted from the acquisition of Opus in the second quarter of 2020 and organic loan growth, as well as a higher average investment securities balance and a lower cost of funds, partially offset by lower average loan and investment yields and a higher average balance of deposits.

For the first nine months ended 2020, net interest income increased $72 million, or 21%, compared to the first nine months ended 2019. The increase was related to an increase in average interest-earning assets of $4.0 billion, which resulted primarily from our acquisition of Opus on June 1, 2020, and lower cost of funds, partially offset by lower average loan and investment yields and higher average interest-bearing liabilities.

The following table presents the interest spread, net interest margin, average balances calculated based on daily average, interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, and the average yield/rate by asset and liability component for the periods indicated:

	Average Balance Sheet
	Three Months Ended
	September 30, 2020			June 30, 2020			September 30, 2019
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Cash and cash equivalents	$1,388,897	$305	0.09%	$796,761	$215	0.11%	$188,693	$403	0.85%
Investment securities	3,283,840	14,231	1.73	1,792,432	10,568	2.36	1,311,649	9,227	2.81
Loans receivable, net (1)(2)	14,034,868	167,455	4.75	11,242,721	133,339	4.77	8,728,536	122,974	5.59
Total interest-earning assets	18,707,605	181,991	3.87	13,831,914	144,122	4.19	10,228,878	132,604	5.14
Noninterest-earning assets	1,659,156			1,343,396			1,232,963
Total assets	$20,366,761			$15,175,310			$11,461,841
Liabilities and equity
Interest-bearing deposits:
Interest checking	$3,001,738	$1,191	0.16	$1,417,846	$844	0.24	$553,588	$688	0.49
Money market	5,490,541	4,855	0.35	4,242,990	5,680	0.54	3,107,570	7,736	0.99
Savings	357,768	109	0.12	283,632	101	0.14	239,601	103	0.17
Retail certificates of deposit	1,587,712	1,857	0.47	1,148,874	2,251	0.79	1,044,174	4,867	1.85
Wholesale/brokered certificates of deposit	265,672	497	0.74	224,333	779	1.40	398,110	2,484	2.48
Total interest-bearing deposits	10,703,431	8,509	0.32	7,317,675	9,655	0.53	5,343,043	15,878	1.18
FHLB advances and other borrowings	41,041	113	1.10	143,813	217	0.61	214,264	1,214	2.25
Subordinated debentures	501,396	6,823	5.44	287,368	3,958	5.51	222,715	3,177	5.71
Total borrowings	542,437	6,936	5.09	431,181	4,175	3.89	436,979	4,391	3.99
Total interest-bearing liabilities	11,245,868	15,445	0.55	7,748,856	13,830	0.72	5,780,022	20,269	1.39
Noninterest-bearing deposits	5,877,619			4,970,812			3,533,797
Other liabilities	553,407			223,920			157,711
Total liabilities	17,676,894			12,943,588			9,471,530
Stockholders’ equity	2,689,867			2,231,722			1,990,311
Total liabilities and equity	$20,366,761			$15,175,310			$11,461,841
Net interest income		$166,546			$130,292			$112,335

Net interest margin (3)			3.54%			3.79%			4.36%
Cost of deposits			0.20			0.32			0.71
Cost of funds (4)			0.36			0.44			0.86
Ratio of interest-earning assets to interest-bearing liabilities			166.35			178.50			176.97
______________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums.
(2) Interest income includes net discount accretion of $12.2 million, $5.8 million, and $6.0 million, respectively.
(3) Represents annualized net interest income divided by average interest-earning assets.
(4) Represents annualized total interest expense divided by the sum of average total interest-bearing liabilities and noninterest-bearing deposits.

	Average Balance Sheet
	Nine Months Ended
	September 30, 2020			September 30, 2019
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Cash and cash equivalents	$802,615	$736	0.12%	$183,478	$1,216	0.89%
Investment securities	2,196,929	35,107	2.13%	1,335,618	28,735	2.87%
Loans receivable, net (1)(2)	11,317,620	414,059	4.89%	8,791,204	366,310	5.57%
Total interest-earning assets	14,317,164	449,902	4.20%	10,310,300	396,261	5.14%
Noninterest-earning assets	1,411,304			1,226,442
Total assets	$15,728,468			$11,536,742
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$1,666,723	$2,644	0.21%	$544,457	$1,697	0.42%
Money market	4,302,817	16,606	0.52%	3,000,198	21,575	0.96%
Savings	293,653	307	0.14%	243,865	281	0.15%
Retail certificates of deposit	1,225,689	7,710	0.84%	1,023,798	13,535	1.77%
Wholesale/brokered certificates of deposit	178,133	1,384	1.04%	442,721	8,065	2.44%
Total interest-bearing deposits	7,667,015	28,651	0.50%	5,255,039	45,153	1.15%
FHLB advances and other borrowings	173,649	1,411	1.09%	490,062	9,099	2.48%
Subordinated debentures	335,260	13,827	5.50%	172,644	7,627	5.89%
Total borrowings	508,909	15,238	4.00%	662,706	16,726	3.37%
Total interest-bearing liabilities	8,175,924	43,889	0.72%	5,917,745	61,879	1.40%
Noninterest-bearing deposits	4,922,726			3,480,560
Other liabilities	308,680			144,390
Total liabilities	13,407,330			9,542,695
Stockholders’ equity	2,321,138			1,994,047
Total liabilities and equity	$15,728,468			$11,536,742
Net interest income		$406,013			$334,382

Net interest margin (3)			3.79%			4.34%
Cost of deposits			0.30%			0.69%
Cost of funds (4)			0.45%			0.88%
Ratio of interest-earning assets to interest-bearing liabilities			175.11%			174.23%
_____________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums.
(2) Interest income includes net discount accretion of $22.1 million and $14.8 million, respectively.
(3) Represents net interest income divided by average interest-earning assets.
(4) Represents annualized total interest expense divided by the sum of average total interest-bearing liabilities and noninterest-bearing deposits.

Changes in our net interest income are a function of changes in volumes, days in a period, and rates of interest-earning assets and interest-bearing liabilities. The following tables present the impact that the volume, days in a period, and rate changes have had on our net interest income for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•Changes in volume (changes in volume multiplied by prior rate);
•Changes in days in a period (changes in days in a period multiplied by daily interest; no changes in days for comparisons of the three months ended September 30, 2020 to the three months ended September 30, 2019);
•Changes in interest rates (changes in interest rates multiplied by prior volume and includes the recognition of discounts/premiums and deferred fees/costs); and
•The net change or the combined impact of volume, days in a period, and rate changes allocated proportionately to changes in volume, days in a period, and changes in interest rates.

	Three Months Ended September 30, 2020 Compared to Three Months Ended June 30, 2020 Increase (Decrease) Due to
	Volume	Days	Rate	Net
	(Dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$115	$3	$(28)	$90
Investment securities	5,399	—	(1,736)	3,663
Loans receivable, net	32,849	1,820	(553)	34,116
Total interest-earning assets	38,363	1,823	(2,317)	37,869
Interest-bearing liabilities
Interest checking	474	13	(140)	347
Money market	4,462	53	(5,340)	(825)
Savings	15	1	(8)	8
Retail certificates of deposit	6,842	20	(7,256)	(394)
Wholesale/brokered certificates of deposit	183	5	(470)	(282)
FHLB advances and other borrowings	841	1	(946)	(104)
Subordinated debentures	2,914	—	(49)	2,865
Total interest-bearing liabilities	15,731	93	(14,209)	1,615
Change in net interest income	$22,632	$1,730	$11,892	$36,254

	Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019 Increase (Decrease) due to
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$(106)	$8	$(98)
Investment securities	6,740	(1,736)	5,004
Loans receivable, net	59,067	(14,586)	44,481
Total interest-earning assets	65,701	(16,314)	49,387
Interest-bearing liabilities
Interest checking	592	(89)	503
Money market	(18,349)	15,468	(2,881)
Savings	14	(8)	6
Retail certificates of deposit	6,954	(9,964)	(3,010)
Wholesale/brokered certificates of deposit	(640)	(1,347)	(1,987)
FHLB advances and other borrowings	(676)	(425)	(1,101)
Subordinated debentures	3,789	(143)	3,646
Total interest-bearing liabilities	(8,316)	3,492	(4,824)
Change in net interest income	$74,017	$(19,806)	$54,211

	Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019 Increase (Decrease) due to
	Volume	Days	Rate	Net
	(Dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$(632)	$3	$149	$(480)
Investment securities	10,599	—	(4,227)	6,372
Loans receivable, net	80,367	1,511	(34,129)	47,749
Total interest-earning assets	$90,334	$1,514	$(38,207)	$53,641
Interest-bearing liabilities
Interest checking	$1,237	$10	$(300)	$947
Money market	90,378	61	(95,408)	(4,969)
Savings	37	1	(12)	26
Retail certificates of deposit	3,516	28	(9,369)	(5,825)
Wholesale/brokered certificates of deposit	(3,411)	5	(3,275)	(6,681)
FHLB advances and other borrowings	(4,103)	5	(3,590)	(7,688)
Subordinated debentures	6,986	—	(786)	6,200
Total interest-bearing liabilities	$94,640	$110	$(112,740)	$(17,990)
Change in net interest income	$(4,306)	$1,404	$74,533	$71,631

Provision for Credit Losses

Provision for credit losses for the third quarter of 2020 was $4.2 million, a decrease of $156.4 million from the second quarter of 2020 and an increase of $2.6 million from the third quarter of 2019. The decrease from the second quarter of 2020 reflected improved economic conditions, lower loans held for investment, and the impact of Day 1 provision for credit losses associated with the acquisition of Opus during the second quarter of 2020. The increase in the credit loss reserve from the third quarter of 2019 resulted from higher net charge-offs in commercial and industrial loans and CRE owner-occupied loans as compared to same periods last year. The Company incurred $4.5 million and $10.5 million of net charge-offs, respectively, during the three and nine months ended September 30, 2020, compared to $1.4 million and $5.2 million, respectively during the three and nine months ended September 30, 2019.

The Company recognized a recapture of $492,000 of the provision for unfunded commitments in the third quarter of 2020, primarily due to lower outstanding unfunded commitments, compared with a provision of $10.4 million in the second quarter of 2020, $8.6 million of which represented the Day 1 provision related to the unfunded commitments from the Opus acquisition, and a $197,000 provision for unfunded commitments in the third quarter of 2019.

	Three Months Ended
	September 30,	June 30,	September 30,
	2020	2020	2019
Provision for Credit Losses	(Dollars in thousands)
Provision for loan losses	$4,702	$150,257	$1,365
Provision for unfunded commitments	(492)	10,378	197
Total provision for credit losses	$4,210	$160,635	$1,562

For the first nine months of 2020, we recorded a $190.3 million provision for credit losses, an increase from $3.4 million recorded for the first nine months of 2019. The increase, which included a $180.3 million provision for loan losses and a $10.0 million provision for unfunded commitments, was primarily driven by unfavorable changes in economic forecasts employed in the Company’s CECL model and the Day 1 provision for loan losses of $75.9 million, and the provision for unfunded commitments of $8.6 million resulting from the acquisition of Opus.

	Nine Months Ended
	September 30,	September 30,
	2020	2019
Provision for Credit Losses	(Dollars in thousands)
Provision for loans and lease losses	$180,341	$4,119
Provision for unfunded commitments	9,958	(697)
Total provision for credit losses	$190,299	$3,422

Noninterest Income

The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Noninterest Income	(Dollars in thousands)
Loan servicing fees	$481	$434	$546	$1,395	$1,353
Service charges on deposit accounts	1,593	1,399	1,440	4,707	4,211
Other service fee income	487	297	360	1,095	1,079
Debit card interchange fee income	944	457	421	1,749	2,637
Earnings on bank-owned life insurance	2,270	1,314	861	4,920	2,622
Net gain (loss) from sales of loans	9,542	(2,032)	2,313	8,281	4,944
Net gain (loss) from sales of investment securities	1,141	(21)	4,261	8,880	4,900
Custodial account fees	6,960	2,397	—	9,357	—
Other income	3,340	2,653	1,228	7,747	3,689
Total noninterest income	$26,758	$6,898	$11,430	$48,131	$25,435

Noninterest income for the third quarter of 2020 was $26.8 million, an increase of $19.9 million from the second quarter of 2020. The increase was primarily due to a $11.6 million increase in net gain from the sales of loans, a $4.6 million increase in custodial account fees from a full quarter's impact of Pacific Premier Trust acquired in the Opus acquisition, and a $1.2 million increase in net gain from sales of investment securities, as well as a $956,000 increase in earnings on bank-owned life insurance (“BOLI”), primarily due to additional BOLI from Opus. In addition, other income increased $687,000, primarily due to an $877,000 increase in escrow and exchange fee income attributable to the Commerce Escrow division acquired in the Opus acquisition.

During the third quarter of 2020, the Bank sold $1.16 billion of Small Business Administration (“SBA”) loans, primarily PPP loans, for a net gain of $19.0 million and sold $96.2 million of other loans for a net loss of $9.4 million, compared with sales of $15.4 million of other loans for a net loss of $2.0 million during the prior quarter.

Noninterest income for the third quarter of 2020 increased $15.3 million, or 134.1%, compared to the third quarter of 2019. The increase was primarily related to a $7.2 million increase in net gain from the sales of loans, the addition of $7.0 million of custodial account fees following the Opus acquisition, a $2.1 million increase in other income primarily due to a $1.1 million increase of escrow and exchange fee income following the Opus acquisition, and a $1.4 million increase in earnings on BOLI, partially offset by a $3.1 million decrease in net gain from sales of investment securities.

The increase in net gain from sales of loans for the third quarter of 2020 compared to the same period last year was primarily due to the sales of $1.16 billion of SBA, primarily PPP loans, for a net gain of $19.0 million and the sale of $96.2 million of other loans for a net loss of $9.4 million loss, compared with sales of $26.3 million of SBA loans for a net gain of $2.3 million and $684,000 of other loans for a net gain of $8,000 during the third quarter of 2019.

For the first nine months of 2020, noninterest income totaled $48.1 million, an increase from $25.4 million for the first nine months of 2019. The increase was primarily related to $9.4 million of custodial account fees from Pacific Premier Trust acquired in the Opus acquisition, $4.0 million higher net gain from sales of investment securities, $3.3 million higher net gain from the sales of loans, and $2.3 million higher earnings from BOLI attributable to the addition of BOLI from Opus. In addition, other income increased $4.1 million primarily due to $1.4 million of escrow and exchange fee income, $1.2 million of loan servicing fees, $829,000 of recoveries from previously charged-off Opus loans, $666,000 of swap income, and $240,000 higher rental income. These increases were offset by an $888,000 decrease in debit card interchange fee income, primarily the result of the Bank becoming a non-exempt institution.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Noninterest Expense	(Dollars in thousands)
Compensation and benefits	$51,021	$43,011	$35,543	$128,408	$102,778
Premises and occupancy	12,373	9,487	7,593	30,028	22,645
Data processing	6,783	4,465	3,094	14,501	9,060
Other real estate owned operations, net	(17)	9	64	6	129
FDIC insurance premiums	1,145	846	(10)	2,358	1,530
Legal, audit and professional expense	5,108	3,094	3,058	11,328	9,601
Marketing expense	1,718	1,319	1,767	4,449	4,689
Office, telecommunications and postage expense	2,389	1,533	1,200	5,025	3,721
Loan expense	802	823	1,137	2,447	3,015
Deposit expense	4,728	4,958	3,478	14,674	10,729
Merger-related expense	2,988	39,346	(4)	44,058	656
Amortization of intangible assets	4,538	4,066	4,281	12,567	12,998
Other expense	5,003	3,013	4,135	11,331	11,298
Total noninterest expense	$98,579	$115,970	$65,336	$281,180	$192,849
Noninterest expense totaled $98.6 million for the third quarter of 2020, a decrease of $17.4 million, or 15.0%, compared to the second quarter of 2020 primarily due to the decrease of $36.4 million in merger-related expense related to the Opus acquisition. Excluding merger-related expense, noninterest expense totaled $95.6 million, an increase of $19.0 million, or 24.8%, compared to the second quarter of 2020 driven primarily by a $8.0 million increase in compensation and benefits, a $2.9 million increase in premises and occupancy, a $2.3 million increase in data processing, and a $2.0 million increase in legal, audit and professional expense, all of which was primarily the result of the addition of operations, personnel, and branches retained from the acquisition of Opus.

Noninterest expense increased by $33.2 million, or 50.9%, compared to the third quarter of 2019. The increase was primarily due to a $3.0 million merger-related expense related to the Opus acquisition, a $15.5 million increase in compensation and benefits, a $4.8 million increase in premises and occupancy, a $3.7 million increase in data processing, a $2.1 million increase in legal, audit and professional expense and a $1.3 million increase in deposit expense as a result of the addition of operations, personnel, and branches retained with the acquisition of Opus.

Noninterest expense totaled $281.2 million for the first nine months of 2020, an increase of $88.3 million, or 46%, compared with the first nine months of 2019. The increase was primarily due to merger-related expense of $44.1 million for the first nine months of 2020 relating to the Opus acquisition. Excluding merger-related expense, noninterest expense totaled $237.1 million, an increase of $44.9 million, or 23.4%, compared to the nine months of 2019 driven primarily by $25.6 million in compensation and benefits, $7.4 million in premises and occupancy, $5.4 million in data processing, and $3.9 million in deposit expense.

The Company’s efficiency ratio was 47.4% for the third quarter of 2020, compared to 52.9% for the second quarter of 2020 and 50.9% for the third quarter of 2019. The Company’s efficiency ratio was 50.4% for both the first nine months of 2020 and 2019.

Income Taxes

For the three months ended September 30, 2020, June 30, 2020, and September 30, 2019, income tax expense (benefit) was $23.9 million, $(40.3) million, and $15.5 million, respectively, and the effective income tax rate was 26.5%, 28.9%, and 27.2%, respectively. The decrease in effective tax rate for the third quarter of 2020 was primarily due to an increase in permanent tax benefits such as tax-exempt interest income and tax credits that reduced the tax rate for the third quarter, while the same benefits increased the rate in the second quarter due to its pre-tax loss position. The income tax benefit recorded for the second quarter of 2020 was driven by the significant pre-tax loss recorded for the second quarter, due to the provision for credit losses and our merger-related costs associated with the acquisition of Opus. For the third quarter and first nine months of 2020, the estimated effective tax rate is deemed highly sensitive as our permanent book to tax differences are significant compared to the estimated pre-tax book income for the year. As such, the Company determined it is appropriate to estimate the effective tax rate and related income tax benefit for the third quarter and first nine months of 2020 based on actual year-to-date pre-tax operating results rather than estimates of pre-tax operating results for the full year, as generally required by ASC 740. As of September 30, 2020, the Company believes the income tax benefit associated with the year-to-date pre-tax loss will be realizable.

The total amount of unrecognized tax benefits was $3.1 million and $2.9 million as of September 30, 2020 and December 31, 2019, respectively, and was primarily comprised of unrecognized tax benefits from the Plaza Bancorp acquisition during 2017. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $180,000 and $0 at September 30, 2020 and December 31, 2019, respectively. The Company does not believe that the unrecognized tax benefits will change significantly within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued for $552,000 and $424,000 of such interest at September 30, 2020 and December 31, 2019, respectively. No amounts for penalties were accrued.

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

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carryback years, the forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of September 30, 2020 and December 31, 2019.

FINANCIAL CONDITION

At September 30, 2020, assets totaled $19.84 billion, an increase of $8.07 billion, or 68.5%, from December 31, 2019. The increase was a result of the acquisition of Opus, which added $5.81 billion in loans, $937.1 million in cash, $829.9 million in investment securities, $191.4 million in BOLI, and $90.1 million of goodwill, after purchase accounting adjustments. These increases were partially offset by increases of $246.8 million in allowance for credit losses on loans, reflecting a provision for loan losses of $180.3 million, a $55.7 million addition associated with the Company’s adoption of ASC 326 on January 1, 2020, and an initial ACL of $21.2 million with respect to PCD loans from the acquisition of Opus. The provision increase was primarily a result of the Opus acquisition and the unfavorable changes in economic forecasts employed in the Company’s CECL modeling driven by the COVID-19 pandemic.

Loans

Loans held for investment totaled $13.45 billion at September 30, 2020, an increase of $4.73 billion, or 54.2%, from December 31, 2019. The increase was primarily due to the acquisition of Opus, which added $5.81 billion of loans held for investment, after purchase accounting adjustments, as well as new loan originations, partially offset by loan prepayments and payoffs, and lower line utilization. Business line utilization rates decreased from 44.3% at the end of the fourth quarter of 2019 to 33.9% at the end of the third quarter of 2020. Since December 31, 2019, investor loans secured by real estate increased $4.09 billion, commercial loans increased $378.7 million, business loans secured by real estate increased $275.1 million and retail loans decreased $17.6 million.

Loans held for sale, which primarily represent the guaranteed portion of SBA and USDA loans that the Bank originates for sale, decreased $640,000 from December 31, 2019 to $1.0 million at September 30, 2020.

The total end-of-period weighted average interest rate on loans, net of fees and discounts, at September 30, 2020 was 4.34%, compared to 4.91% at December 31, 2019. The decrease reflects the impact of lower rates on new originations as well as the repricing of loans as a result of the Board of Governors of the Federal Reserve System's (the "Federal Reserve Board") interest rate decreases. The quarter-over-quarter and year-over-year decreases reflect the impact of lower rates on new originations as well as the repricing of loans as a result of the Federal Reserve Board’s federal funds rate decreases in March 2020.

The Company participated in the SBA PPP program under the CARES Act during the second quarter of 2020 and originated SBA PPP loans. At June 30, 2020, the Company’s SBA PPP loan balance was $1.13 billion. In July 2020, the Company concluded the sale of its entire SBA PPP loan portfolio with an aggregate amortized cost of $1.13 billion to a seasoned and experienced non-bank lender and servicer of SBA loans, resulting in improved balance sheet liquidity and a gain on sale of approximately of $18.9 million, net of net deferred origination fees and net purchase discounts.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio, and gives the weighted average interest rate by loan category at the dates indicated:

	September 30, 2020			December 31, 2019
	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$2,707,930	20.1%	4.40%	$2,070,141	23.7%	4.61%
Multifamily	5,142,069	38.2	4.10	1,575,726	18.1	4.30
Construction and land	337,872	2.5	5.73	438,786	5.0	5.95
SBA secured by real estate	57,610	0.5	5.01	68,431	0.8	6.62
Total investor loans secured by real estate	8,245,481	61.3	4.27	4,153,084	47.6	4.67
Business loans secured by real estate
CRE owner-occupied	2,119,788	15.8	4.52	1,846,554	21.2	4.83
Franchise real estate secured	359,329	2.7	5.16	353,240	4.0	5.39
SBA secured by real estate	84,126	0.6	5.23	88,381	1.0	6.92
Total business loans secured by real estate	2,563,243	19.1	4.63	2,288,175	26.2	5.00
Commercial loans
Commercial and industrial	1,820,995	13.6	3.89	1,393,270	16.0	5.19
Franchise non-real estate secured	515,980	3.8	5.59	564,357	6.5	5.70
SBA non-real estate secured	16,748	0.1	5.64	17,426	0.2	7.06
Total commercial loans	2,353,723	17.5	4.27	1,975,053	22.7	5.35
Retail loans
Single family residential	243,359	1.8	4.36	255,024	2.9	4.77
Consumer	45,034	0.3	2.45	50,975	0.6	3.96
Total retail loans	288,393	2.1	4.07	305,999	3.5	4.64
Gross loans held for investment (1)	13,450,840	100.0%	4.34	8,722,311	100.0%	4.91
Allowance for credit losses for loans held for investment (2)	(282,503)			(35,698)
Loans held for investment, net	$13,168,337			$8,686,613

Loans held for sale, at lower of cost or fair value	$1,032			$1,672
______________________________
(1) Includes unaccreted fair value net purchase discounts of $126.3 million and $40.7 million as of September 30, 2020 and December 31, 2019, respectively.
(2) The allowance for credit losses as of December 31, 2019 was accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the balance sheet date. Effective January 1, 2020, the allowance for credit losses is accounted for under ASC 326, which is reflective of estimated expected lifetime credit losses.

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally initiate proceedings to pursue our remedies under the loan documents. For loans secured by real estate, we record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. Loans delinquent 30 or more days as a percentage of loans held for investment were 0.22% at September 30, 2020, compared to 0.22% at December 31, 2019.

The following table sets forth delinquencies in the Company’s loan portfolio as of the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(Dollars in thousands)
At September 30, 2020
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	2	$761	2	$761
Construction and land	—	—	—	—	2	895	2	895
SBA secured by real estate	2	673	—	—	1	591	3	1,264
Total investor loans secured by real estate	2	673	—	—	5	2,247	7	2,920
Business loans secured by real estate
CRE owner-occupied	—	—	1	250	3	5,054	4	5,304
SBA secured by real estate	—	—	—	—	4	1,010	4	1,010
Total business loans secured by real estate	—	—	1	250	7	6,064	8	6,314
Commercial loans
Commercial and industrial	17	5,717	3	836	6	4,415	26	10,968
Franchise non-real estate secured	—	—	—	—	2	7,743	2	7,743
SBA non-real estate secured	1	320	—	—	2	737	3	1,057
Total commercial loans	18	6,037	3	836	10	12,895	31	19,768
Retail loans
Single family residential	2	374	—	—	—	—	2	374
Consumer	—	—	—	—	—	—	—	—
Total retail loans	2	374	—	—	—	—	2	374
Total	22	$7,084	4	$1,086	22	$21,206	48	$29,376
Delinquent loans to loans held for investment		0.05%		0.01%		0.16%		0.22%
.
.

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(Dollars in thousands)
At December 31, 2019
Investor loans secured by real estate
CRE non-owner-occupied	2	$1,178	—	$—	2	$1,088	4	$2,266
SBA secured by real estate	—	—	—	—	1	390	1	390
Total investor loans secured by real estate	2	1,178	—	—	3	1,478	5	2,656
Business loans secured by real estate
CRE owner-occupied	1	331	—	—	—	—	1	331
SBA secured by real estate	—	—	1	589	4	846	5	1,435
Total business loans secured by real estate	1	331	1	589	4	846	6	1,766
Commercial loans
Commercial and industrial	7	422	6	826	2	2,996	15	4,244
Franchise non-real estate secured	—	—	2	9,142	—	—	2	9,142
SBA non-real estate secured	2	168	—	—	5	1,118	7	1,286
Total commercial loans	9	590	8	9,968	7	4,114	24	14,672
Retail loans
Consumer	1	5	1	2	1	1	3	8
Total retail loans	1	5	1	2	1	1	3	8
Total	13	$2,104	10	$10,559	15	$6,439	38	$19,102
Delinquent loans to loans held for investment		0.02%		0.12%		0.08%		0.22%

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

The Company measures the ACL on commercial real estate and commercial loans using a discounted cash flow approach, using the loan’s effective interest rate, while the ACL for retail loans is based on a historical loss rate model. The discounted cash flow methodology relies on several significant components essential to the development of estimates for future cash flows on loans and unfunded commitments. These components consist of: (i) the estimated probability of default, (ii) the estimated loss given default, which represents the estimated severity of the loss when a loan is in default, (iii) estimates for prepayment activity on loans, and (iv) the estimated exposure to the Company at default. In the case of unfunded loan commitments, the Company’s incorporates estimates for utilization, based on its own historical data. Probability of default and loss given default for commercial real estate loans are derived from a third party, using proxy loan information, and loan and property level attributes. Additionally, loss given default for commercial real estate loans incorporate an estimate for the loss severity associated with loans where the borrower fails to meet their debt obligation at maturity. External factors that impact loss given default for commercial real estate loans include: changes in the CRE Price Index, GDP growth rate, unemployment rates, and the Moody’s Baa rating corporate debt interest rate spread.

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

The ACL for retail loans is based on a historical loss rate model, which incorporates losses rates derived from a third party that has a considerable database of credit related information for retail loans. Loss rates for retail loans are dependent upon loan level and external factors such as: FICO, vintage, geography, unemployment rates, and changes in consumer real estate prices.

The Company’s ACL includes assumptions concerning current and future economic conditions using reasonable and supportable forecasts and how those forecasts are expected to impact a borrower’s ability to satisfy their obligation to the Bank and the ultimate collectability of future cash flows over the life of the loan. The Company uses economic scenarios from Moody’s. These scenarios are based on past events, current conditions, and the likelihood of future events occurring. Management periodically evaluates economic scenarios, determines whether to utilize multiple probability-weighted scenarios in the Company’s ACL model, and, if multiple scenarios are utilized, evaluates, and determines the weighting for each scenario used in the Company’s ACL model, and thus the scenarios and weightings of each scenario may change in future periods. Economic scenarios as well as assumptions within those scenarios can vary based on changes in current and expected economic conditions and due to the occurrence of specific events such as the COVID-19 pandemic.

As of January 1, 2020, upon the adoption of ASC 326, the Company’s ACL model used three scenarios representing a base-case scenario, an upside scenario, and a downside scenario. The weightings assigned to each scenario were as follows: the base-case scenario, or most likely scenario, was assigned a weighting of 40%, while the upside and downside scenarios were each assigned weightings of 30%. As of September 30, 2020, the Company’s ACL model used the same three probability weighted scenarios, updated for current expected economic conditions, including the current and estimated future impact associated with the on-going COVID-19 pandemic. The Company evaluated the weightings of each economic scenario in the current period with the assistance of an independent third party, Moody’s Analytics, and determined the current weightings of 40% for the base-case scenario, and 30% for each of the upside and downside scenarios appropriately reflect the likelihood of outcomes for each scenario given the current economic environment. For the three months ended March 31, 2020, the Company’s ACL model used three probability-weighted scenarios, however the composition and weightings of those scenarios differed from those used in the model as of September 30, 2020 and June 30, 2020 due to the rapid emergence of the COVID-19 pandemic in the first quarter of 2020 and the ensuing decline in economic activity. These March 31, 2020 scenarios were determined with the assistance of Moody's Analytics and included (i) a base-case scenario with a weighting of 37.5%, (ii) a critical pandemic scenario with a weighting of 30%, and (iii) a more severe down-side scenario with a weighting of 32.5%.
The Company currently forecasts economic conditions over a two-year period, which we believe is a reasonable and supportable period. Beyond the point which the Company can provide for a reasonable and supportable forecast, economic variables revert to their long-term averages. The Company has reflected this reversion over a period of three years in each of its economic scenarios.

The forecasts used in the Company’s ACL model are produced by Moody's Analytics and have been widely used by banks, credit unions, government agencies, and real estate developers. These economic forecasts cover all states and metropolitan areas in the Unites States, and reflect changes in economic variables such as: GDP growth, interest rates, employment rates, changes in wages, retail sales, industrial production, metrics associated with the single-family and multifamily housing markets, vacancy rates, changes in equity market prices, and energy markets.

The Company has identified certain economic variables that have significant influence in the Company’s model for determining the ACL. As of September 30, 2020, the Company’s ACL model incorporated the following assumptions for key economic variables in the base-case and downside scenarios:

Base-case Scenario:

•CRE Price Index decreases by an approximate annualized rate of 16% through the remainder of 2020 with the rate of decline slowing in Q1 2021 to 10%, before returning to growth in the second quarter of 2021.
•A modest increase in real GDP of an approximate 3% annualized rate in Q4 2020, followed by increasing levels of real GDP growth between 3-6% during 2021.
•Elevated levels of U.S. unemployment at approximately 9% in Q4 2020, followed by modest declines throughout 2021 to an approximate level of 8% by the end of 2021.

Upside Scenario:

•CRE Price Index annualized growth is unchanged in Q4 2020, before returning to growth by the second quarter of 2021.
•An approximate annualized increase in real GDP of 8% in Q4 2020, followed by decelerating levels of growth in 2021 from approximately 7% to 5% by the end of 2021.
•Elevated levels of U.S. unemployment at approximately 9% for Q4 2020, followed by declines in unemployment throughout 2021 to an approximate level of 6% by the end of 2021.

Downside Scenario:

•CRE Price Index decreases by an approximate annualized rate of 25% in Q4 2020, with the rate of decline decreasing throughout 2021, before returning to modest growth by Q4 2021.
•A decrease in real GDP of an approximate annualized rate of 4% in Q4 2020, followed by declines of 3% and 2% in Q1 and Q2 2020, respectively, before returning to growth in Q3 2021.
•Elevated levels of U.S. unemployment at approximately 10% for Q4 2020, followed by unemployment of approximately 11% throughout 2021.

The Company recognizes that historical information used as the basis for determining future expected credit losses may not always, by themselves, provide a sufficient basis for determining future expected credit losses. The Company, therefore, periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not be limited to, factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization specific risks such as credit concentrations, collateral specific risks, regulatory risks and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation and, (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL. As of September 30, 2020, qualitative adjustments included in the ACL totaled $15.0 million. These adjustments relate to potential limitations in the model. Management determined through additional review that certain key model drivers are potentially underestimating the impact the on-going COVID-19 pandemic may have on small and medium sized businesses, and may not be fully reflecting the potential for a more turbulent economic recovery.
In addition, the qualitative adjustment relates to, in part, the lack of additional economic stimulus from the federal government as of September 30, 2020. Many economists point to the need for additional stimulus to help ensure the recovery in economic conditions, as a whole, does not begin to wane. Management reviews the need for an appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.

At September 30, 2020, our ACL on loans was $282.5 million, an increase of $246.8 million from $35.7 million at December 31, 2019, and is reflective of a $55.7 million cumulative-effect Day 1 adjustment to the ACL on loans associated with the Company’s adoption of ASC 326 on January 1, 2020, which was recorded through a cumulative effect adjustment to retained earnings, as well as $180.3 million in provisions for credit losses on loans, net charge-offs of $10.5 million, and the establishment of $21.2 million in net ACL for PCD loans previously mentioned. The provision for credit losses during the three and nine months ended September 30, 2020 includes approximately $75.9 million related to the initial ACL required for the acquisition of non-PCD loans in the Opus acquisition. Under ASC 326, the Company is required to record an ACL for estimates of life-time credit losses on loans at the time of acquisition. For non-PCD loans, the initial ACL is established through a charge to provision for credit losses at the time of acquisition. However, the ACL for PCD loans is established through an adjustment to the loan’s purchase price (or initial fair value). In addition, the provision for credit losses for the three and nine months ended September 30, 2020 is also reflective of unfavorable changes in economic forecasts used in the Company’s ACL model driven by the COVID-19 pandemic.

The Company incurred $4.5 million and $10.5 million of net charge-offs, respectively, during the three and nine months ended September 30, 2020, compared to $1.4 million and $5.2 million, respectively during the three and nine months ended September 30, 2019. The increase was primarily due to the higher charge-offs in commercial and industrial loans and CRE owner-occupied loans as compared to same periods last year.

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

At September 30, 2020, the Company believes the ACL was adequate to cover current expected credit losses in the loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the ACL change, including the size and composition of the loan portfolio, the credit quality of the loan portfolio, as well as forecasts of future economic conditions, the Company’s estimate of current expected credit losses could also significantly change and affect the level of future provisions for credit losses.

The following table sets forth the Company’s ACL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	September 30, 2020			December 31, 2019
Balance at end of period applicable to	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount (1)	Allowance as a % of Category Total	% of Loans in Category to Total Loans
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$54,105	2.00%	20.1%	$1,899	0.09%	23.7%
Multifamily	67,336	1.31	38.2	729	0.05	18.1
Construction and land	15,557	4.60	2.5	4,484	1.02	5.0
SBA secured by real estate	5,327	9.25	0.5	1,915	2.80	0.8
Total investor loans secured by real estate	142,325	1.73	61.3	9,027	0.22	47.6
Business loans secured by real estate
CRE owner-occupied	48,666	2.30	15.8	2,781	0.15	21.2
Franchise real estate secured	11,988	3.34	2.7	592	0.17	4.0
SBA secured by real estate	6,160	7.32	0.6	2,119	2.40	1.0
Total business loans secured by real estate	66,814	2.61	19.1	5,492	0.24	26.2
Commercial loans
Commercial and industrial	47,914	2.63	13.6	13,857	0.99	16.0
Franchise non-real estate secured	20,149	3.90	3.8	5,816	1.03	6.5
SBA non-real estate secured	951	5.68	0.1	445	2.55	0.2
Total commercial loans	69,014	2.93	17.5	20,118	1.02	22.7
Retail loans
Single family residential	1,243	0.51	1.8	655	0.26	2.9
Consumer loans	3,107	6.90	0.3	406	0.80	0.6
Total retail loans	$4,350	1.51%	2.1%	$1,061	0.35%	3.5%
Total	$282,503	2.10%	100.0%	$35,698	0.41%	100.0%
______________________________
(1) The allowance for credit losses as of December 31, 2019 was accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the balance sheet date. The allowance for credit losses at September 30, 2020 is accounted for under ASC 326, which is reflective of estimated expected lifetime credit losses.

At September 30, 2020, the ratio of allowance for credit losses to loans held for investment was 2.10%, a significant increase from 0.41% at December 31, 2019 due to the adoption of the CECL accounting standard. Our unamortized fair value discount on the loans acquired totaled $126.3 million, or 0.93% of total loans held for investment at September 30, 2020, compared to $40.7 million, or 0.47% of total loans held for investment, at December 31, 2019.

The following table sets forth the activity within the Company’s allowance for credit losses in each of the loan categories listed for the periods indicated:

	Three Months Ended (1)			Nine Months Ended (1)
	September 30,	June 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
	(Dollars in thousands)
Balance, beginning of period	$282,271	$115,422	$35,026	$35,698	$36,072
Adoption of ASC 326	—	—	—	55,686	—
Initial ACL recorded for PCD Loans	—	21,242	—	21,242	—
Provision for credit losses	4,702	150,257	1,365	180,341	4,119
Charge-offs:
Investor loans secured by real estate
CRE non-owner-occupied	(443)	—	(86)	(830)	(574)
Construction and land	(377)	—	—	(377)	—
SBA secured by real estate	(145)	(554)	—	(699)	(721)
Business loans secured by real estate
CRE owner-occupied	(1,739)	—	—	(1,739)	—
Franchise real estate secured	—	—	—	—	(1,376)
SBA secured by real estate	—	—	(61)	(315)	(315)
Commercial loans
Commercial and industrial	(2,437)	(2,286)	(290)	(5,213)	(985)
Franchise non-real estate secured	(207)	(1,227)	(995)	(1,434)	(1,155)
SBA non-real estate secured	(10)	(556)	(82)	(803)	(326)
Retail loans
Single family residential	—	(62)	—	(62)	—
Consumer loans	(129)	—	(11)	(137)	(16)
Total charge-offs	(5,487)	(4,685)	(1,525)	(11,609)	(5,468)
Recoveries:
Investor loans secured by real estate
SBA secured by real estate (1)	34	—	—	34	—
Business loans secured by real estate
CRE owner-occupied	21	11	8	44	31
SBA secured by real estate	76	3	21	147	21
Commercial loans
Commercial and industrial	10	21	54	37	168
Franchise non-real estate secured	865	—	—	865	—
SBA non-real estate secured	8	(2)	41	13	45
Retail loans
Single family residential	2	1	1	3	2
Consumer loans	1	1	9	2	10
Total recoveries	1,017	35	134	1,145	277
Net loan charge-offs	(4,470)	(4,650)	(1,391)	(10,464)	(5,191)
Balance, end of period	$282,503	$282,271	$35,000	$282,503	$35,000

Ratios:
Annualized net charge-offs to average total loans, net	0.13%	0.17%	0.06%	0.12%	0.08%
Allowance for loan losses to loans held for investment at end of period	2.10	1.87	0.40	2.10	0.40
Allowance for loan losses to loans held for investment at end of period, excluding SBA PPP loans	2.10	2.02	0.40	2.10	0.40
______________________________
(1) The allowance for credit losses as of September 30, 2019 was accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the balance sheet date. Effective January 1, 2020, the allowance for credit losses is accounted for under ASC 326, which is reflective of estimated expected lifetime credit losses.

Troubled Debt Restructurings

We sometimes modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments, and, in limited cases, concessions to the outstanding loan balances. These loans are classified as TDR. At September 30, 2020, there were no loans modified as TDRs. At December 31, 2019, TDRs consisted of two loans totaling $3.0 million that were both current and on accrual status. During the three months and nine months ended September 30, 2020 and 2019, there were no loans modified as TDRs. During the three months and nine months ended September 30, 2020 and 2019, there were no TDRs that experienced payment defaults after modifications within the previous 12 months.

In accordance with the CARES Act, the Company has implemented various loan modification programs to provide its borrowers relief from the economic impacts of COVID-19 and determined none of the COVID-19 related loan modifications need to be characterized as TDRs. As of September 30, 2020, 54 loans with an aggregate amortized cost of $118.3 million, of which 12 loans totaling $24.5 million were acquired in connection with the acquisition of Opus, were modified due to COVID-19 hardship under the CARES Act, which represents 0.9% of total loans held for investment. Additionally, as of September 30, 2020, 56 loans totaling $119.4 million were in-process for potential modification, of which 37 loans totaling $101.7 million were extensions of previously modified loans. See Note 6 - Loans Held for Investment for additional information.

The following table presents the combination of types of loan and payment relief that have been granted as of the date indicated.

September 30, 2020
Total
(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$79,182
Multifamily	8,292
Total investor loans secured by real estate	87,474
Business loans secured by real estate
CRE owner-occupied	27,295
Franchise real estate secured	1,441
Total business loans secured by real estate	28,736
Commercial loans
Commercial and industrial	665
Franchise non-real estate secured	421
Total commercial loans	1,086
Retail loans
Single family residential	995
Consumer	7
Total retail loans	1,002
Total loans	$118,298

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), OREO, and other repossessed assets owned. It is our general policy to place a loan on nonaccrual status when the loan becomes 90 days or more past due or when collection of principal or interest appears doubtful.

Nonperforming assets totaled $27.5 million, or 0.14% of total assets at September 30, 2020, an increase from $9.0 million, or 0.08% of total assets at December 31, 2019. At September 30, 2020, nonperforming loans totaled $27.2 million, or 0.20%, of loans held for investment, an increase from $8.5 million, or 0.10% of loans held for investment at December 31, 2019. Other real estate owned was $334,000 at September 30, 2020, down from $441,000 at December 31, 2019. The increase in nonperforming assets during the nine month period ending September 30, 2020 was primarily attributable to the addition of nonperforming loans of $22.5 million, including a franchise credit relationship of $7.7 million, an owner-occupied commercial real estate credit relationship of $5.3 million, and nonperforming loans from Opus totaling $1.6 million, consisting mostly of C&I loan relationships and several single family residential loans, partially offset by loan charge-offs aggregating $2.4 million, loan sales of $1.0 million, and repayments of $700,000. The Company had no loans 90 days or more past due and still accruing at September 30, 2020 and December 31, 2019.

The following table sets forth our composition of nonperforming assets at the dates indicated:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Nonperforming assets
Investor loans secured by real estate
CRE non-owner-occupied	$2,838	$1,088
Construction and land	895	—
SBA secured by real estate	1,264	390
Total investor loans secured by real estate	4,997	1,478
Business loans secured by real estate
CRE owner-occupied	6,105	—
SBA secured by real estate	1,084	928
Total business loans secured by real estate	7,189	928
Commercial loans
Commercial and industrial	6,099	4,637
Franchise non-real estate secured	7,742	—
SBA non-real estate secured	737	1,118
Total commercial loans	14,578	5,755
Retail loans
Single family residential	450	366
Total retail loans	450	366
Total nonperforming loans	27,214	8,527
Other real estate owned	334	441
Total	$27,548	$8,968

Allowance for credit losses (1)	$282,503	$35,698
Allowance for credit losses as a percent of total nonperforming loans (1)	1,038%	419%
Nonperforming loans as a percent of loans held for investment	0.20	0.10
Nonperforming assets as a percent of total assets	0.14	0.08
TDR included in nonperforming loans	$—	—
______________________________
(1) The allowance for credit losses as of December 31, 2019 was accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the balance sheet date. The allowance for credit losses at September 30, 2020 is accounted for under ASC 326, which is reflective of estimated expected lifetime credit losses.

Investment Securities

We primarily use our investment portfolio for liquidity purposes, capital preservation, and to support our interest rate risk management strategies. Investments totaled $3.63 billion at September 30, 2020, an increase of $2.22 billion, or 158.0%, from $1.41 billion at December 31, 2019. The increase was primarily the result of $2.08 billion in purchases, primarily municipal bonds and mortgage-backed securities, $829.9 million acquired in connection with the acquisition of Opus, and a $33.8 million increase in mark-to-market fair value adjustments, partially offset by $550.0 million in sales and $168.9 million in principal payments, amortization, and redemptions.

Effective January 1, 2020, the Company adopted the new CECL accounting standard. The Company’s assessment of held-to-maturity and available-for-sale investment securities as of January 1, 2020 indicated that an ACL was not required. The Company determined the likelihood of default on held-to-maturity investment securities was remote, and the amount of expected non-repayment on those investments was zero. The Company also analyzed available-for-sale investment securities that were in an unrealized loss position as of January 1, 2020 and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As of January 1, 2020 or September 30, 2020, there was no ACL for the Company’s held-to-maturity and available-for-sale investment securities. There were no investment securities classified as PCD upon acquisition of Opus during the second quarter of 2020. We recorded no allowance for credit losses for available-for-sale or held-to-maturity investment securities during the nine months ended September 30, 2020.

The following table sets forth the fair values and weighted average yields on our investment securities portfolio by contractual maturity at the date indicated:

	September 30, 2020
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$—	—%	$32,739	2.45%	$—	—%	$—	—%	$32,739	2.45%
Agency	1,006	3.11	272,144	0.98	247,806	1.63	82,089	2.02	603,045	1.39
Corporate	160,420	0.79	26,363	3.32	156,934	3.16	53,819	2.39	397,536	2.11
Municipal bonds	10,263	—	1,586	2.64	39,849	2.49	1,262,210	2.13	1,313,908	2.12
Collateralized mortgage obligations	—	—	3,622	0.38	136,445	0.87	218,213	1.79	358,280	1.43
Mortgage-backed securities	—	—	2,335	3.36	212,743	2.70	680,145	1.40	895,223	1.70
Total securities available-for-sale	171,689	0.75	338,789	1.32	793,777	2.13	2,296,476	1.88	3,600,731	1.83
Investment securities held-to-maturity:
Mortgage-backed securities	—	—	—	—	—	—	27,776	2.88	27,776	2.88
Other	—	—	—	—	—	—	1,623	0.97	1,623	0.97
Total securities held-to-maturity	—	—	—	—	—	—	29,399	2.78	29,399	2.78
Total securities	$171,689	0.75%	$338,789	1.32%	$793,777	2.13%	$2,325,875	1.89%	$3,630,130	1.84%

Liabilities and Stockholders’ Equity

Total liabilities were $17.16 billion at September 30, 2020, compared to $9.76 billion at December 31, 2019. The increase of $7.39 billion, or 75.7%, from December 31, 2019 was primarily due to the acquisition of Opus, which contributed $7.35 billion in liabilities after purchasing accounting adjustments, as well as an increase of approximately $950.8 million in noninterest-bearing deposits, partially offset by lower FHLB advance of approximately $476.0 million.

Deposits.  At September 30, 2020, deposits totaled $16.33 billion, an increase of $7.43 billion, or 83.5%, from $8.90 billion at December 31, 2019. Non-maturity deposits totaled $14.61 billion, or 89.5% of total deposits, an increase of $6.76 billion, or 86.1%, from December 31, 2019. The increase in deposits included $2.37 billion in money market/savings, $2.35 billion in interest checking, $2.04 billion in noninterest-bearing checking, $568.6 million in retail certificates of deposit, and $102.1 million in brokered certificates of deposit. The increase in deposits during 2020 was primarily due to the acquisition of Opus in the second quarter of 2020, which contributed $6.92 billion of deposits at the time of acquisition, after purchase accounting adjustments, and an increase of approximately $950.8 million noninterest-bearing deposits, reflecting SBA PPP loans funded in the Bank's clients' demand deposit accounts, and liquidity maintained by customers due to the economic impact of the pandemic.

The total end of period weighted average rate of deposits at September 30, 2020 was 0.23%, a decrease from 0.53% at December 31, 2019, principally driven by lower pricing across deposit product categories, favorably impacted by the Federal Reserve Board’s federal funds rate decrease in March 2020.

Our ratio of loans held for investment to deposits was 82.4% and 98.0% at September 30, 2020 and December 31, 2019, respectively.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates as of the last day of each period for each category of deposits presented:

	September 30, 2020			December 31, 2019
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing checking	$5,895,744	36.1%	—%	$3,857,660	43.4%	—%
Interest-bearing deposits:
Checking	2,937,910	18.0	0.09	586,019	6.6	0.43
Money market	5,415,649	33.2	0.30	3,171,164	35.6	0.83
Savings	363,039	2.2	0.12	235,824	2.7	0.16
Time deposit accounts:
Less than 1.00%	832,487	5.1	0.38	118,530	1.3	0.54
1.00 - 1.99	745,767	4.6	1.48	613,194	6.9	1.58
2.00 - 2.99	139,921	0.9	2.36	315,530	3.5	2.33
3.00 - 3.99	253	—	3.22	588	—	3.03
4.00 - 4.99	37	—	4.06	—	—	—
5.00 and greater	—	—	—	—	—	—
Total time deposit accounts	1,718,465	10.5	1.02	1,047,842	11.8	1.69
Total interest-bearing deposits	10,435,063	63.9	0.35	5,040,849	56.6	0.93
Total deposits	$16,330,807	100.0%	0.23%	$8,898,509	100.0%	0.53%

At September 30, 2020, we had $1.42 billion in certificates of deposit accounts with balances of $100,000 or more, and $884.1 million in certificates of deposit accounts with balances of $250,000 or more with the maturity distribution as follows:

	At September 30, 2020
	$100,000 through $250,000			Greater than $250,000			Total
Maturity Period	Amount	Weighted Average Rate	% of Total Deposits	Amount	Weighted Average Rate	% of Total Deposits	Amount	Weighted Average Rate	% of Total Deposits
	(dollars in thousands)
Certificates of deposit
Three months or less	$91,290	1.22%	0.56%	$372,172	0.50%	2.28%	$463,462	0.64%	2.84%
Over three months through 6 months	112,237	1.17	0.69	233,084	1.39	1.43	345,321	1.32	2.11
Over 6 months through 12 months	209,678	1.18	1.28	241,411	1.30	1.48	451,089	1.24	2.76
Over 12 months	121,837	0.69	0.75	37,438	1.07	0.23	159,275	0.78	0.98
Total	$535,042	1.07%	3.28%	$884,105	0.98%	5.41%	$1,419,147	1.01%	8.69%

Borrowings.  At September 30, 2020, total borrowings amounted to $542.4 million, a decrease of $189.7 million, or 25.9%, from $732.2 million at December 31, 2019, primarily due to lower FHLB advances, partially offset by the issuance in June 2020 of $150 million in aggregate principal amount of the Company's 5.375% Fixed-to-Floating Rate Subordinated Notes (the “Notes III”) due June 15, 2030, as well as the $135 million aggregate principal amount of subordinated notes assumed by the Bank in connection with the acquisition of Opus in the second quarter of 2020.

At September 30, 2020, total borrowings represented 2.7% of total assets and had an end of period weighted average rate of 5.07%, compared with 6.2% of total assets at a weighted average rate of 2.77% at December 31, 2019.

At September 30, 2020, total borrowings were comprised of the following:

•FHLB advances of $41.0 million at 1.16%;
•Subordinated notes of $60.0 million at a fixed rate of 5.75% due September 3, 2024 and a carrying value of $59.5 million, net of unamortized debt issuance cost of $478,000. Interest is payable semiannually at 5.75% per annum;
•Subordinated notes of $125.0 million at 4.875% fixed-to-floating rate due May 15, 2029 and a carrying value of $122.8 million, net of unamortized debt issuance cost of $2.2 million. Interest is payable semiannually at an initial fixed rate of 4.875% per annum. From and including May 15, 2024, but excluding the maturity date or the date of earlier redemption, the Notes II will bear interest at a floating rate equal to three-month LIBOR plus a spread of 2.50% per annum, payable quarterly in arrears;
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
•$25.0 million of subordinated notes at a fixed rate of 7.125% due June 26, 2025, inherited as part of the 2017 acquisition of Plaza Bancorp. At September 30, 2020, the carrying value of these notes was $25.1 million, which reflects purchase accounting fair value adjustments of $115,000.

•Subordinated notes of $135.0 million at 5.5% fixed-to-variable rate due July 1, 2026, assumed in connection with the acquisition of Opus in the second quarter of 2020. The notes bear interest at a fixed rate of per year until June 2021. After this date and for the remaining five years of the notes' term, interest will accrue at a variable rate of three-month LIBOR plus 4.285%. At June 30, 2019, the carrying value of these subordinated notes was $138.5 million, which reflects purchase accounting fair value adjustments of $3.5 million.
•$5.2 million of floating rate junior subordinated debt securities due January 1, 2037, associated with Heritage Oaks Capital Trust II. At September 30, 2020, the carrying value of these debentures was $4.1 million, which reflects purchase accounting fair value adjustments of $1.1 million. Interest is payable quarterly at three-month LIBOR plus 1.72% per annum, for an effective rate of 2.02% per annum as of September 30, 2020.
•$5.2 million of floating rate junior subordinated debt due July 7, 2036, associated Santa Lucia Bancorp (CA) Capital Trust. At September 30, 2020, the carrying value of this debt was $4.0 million, which reflects purchase accounting fair value adjustments $1.2 million. Interest is payable quarterly at three-month LIBOR plus 1.48% per annum, for an effective rate of 1.76% per annum as of September 30, 2020.

For additional information about the subordinated notes, subordinated debentures, and trust preferred securities, see Note 9 — Subordinated Debentures to the consolidated financial statements in this Form 10-Q.

The following table sets forth certain information regarding the Company’s borrowed funds at the dates indicated:

	September 30, 2020		December 31, 2019
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
FHLB advances	$41,000	1.16%	$517,026	1.69%
Subordinated debentures	501,443	5.39	215,145	5.37
Total borrowings	$542,443	5.07%	$732,171	2.77%

Weighted average cost of borrowings during the quarter	5.09%		4.07%
Borrowings as a percent of total assets	2.7		6.2

Stockholders’ Equity.  Total stockholders’ equity was $2.69 billion as of September 30, 2020, a $675.5 million increase from $2.01 billion at December 31, 2019. The current year increase in stockholders’ equity was primarily the result of the $749.6 million stock consideration issued in connection with the acquisition of Opus in the second quarter of 2020 and $24.1 million comprehensive income, partially offset by the $6.8 million year to date net loss and the $45.6 million cumulative-effect adjustment to the opening balance of retained earnings upon the adoption of the new CECL accounting standard, and $53.5 million in cash dividends paid during nine months ended September 30, 2020.

Our book value per share decreased to $28.48 at September 30, 2020 from $33.82 at December 31, 2019. At September 30, 2020, the Company’s tangible common equity to tangible assets ratio was 9.01%, a decrease from 10.30% at December 31, 2019.

On December 2, 2019, the Company’s Board of Directors approved a new stock repurchase program, which authorized the repurchase up to $100 million of its common stock. As of September 30, 2020, the Company had not repurchased any shares under the new stock repurchase program. The Company has suspended the stock repurchase program indefinitely.

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

Our primary sources of funds generated during the first nine months of 2020 were from:

•Principal payments on loans held for investment of $1.30 billion;
•Proceeds of $1.28 billion from the sale of previously classified portfolio loans;
•Cash and cash equivalent acquired in Opus acquisition of $937.1 million;
•Proceeds of $558.9 million from the sale or maturity of securities available-for-sale;
•Deposit growth of $516.3 million;
•Proceeds from issuance of $150.0 million subordinated notes;
•Principal payments on securities of $159.5 million; and
•Proceeds of $14.2 million from the sale and principal payments on loans held for sale.

We used these funds to:

•Purchase available-for-sale securities of $2.06 billion;
•Originate loans held for investment of $707.8 million;
•Decrease FHLB borrowing of $686.0 million;
•Purchase loans held for investment of $66.5 million;
•Return capital to shareholders through $53.5 million in dividends; and
•Originate loans held for sale of $12.22 million.

Our most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on our operating, lending, and investing activities during any given period. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. At September 30, 2020, cash and cash equivalents totaled $1.10 billion, and the market value of our investment securities available-for-sale totaled $3.60 billion. If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve Board’s lending programs, as well as loan and investment securities sales. As of September 30, 2020, the maximum amount we could borrow through the FHLB was $8.21 billion, of which $5.33 billion was remaining available for borrowing based on collateral pledged of $7.81 billion in real estate loans. At September 30, 2020, we had $41.0 million in FHLB borrowings. At September 30, 2020, we also had a $21.1 million line with the FRB secured by investments securities as well as unsecured lines of credit aggregating $340.0 million with other financial institutions from which to draw funds. As of September 30, 2020, our liquidity ratio was 27.4%, which is above the Company’s minimum policy requirement of 10.0%. The Company regularly monitors liquidity and models liquidity stress scenarios to ensure that adequate liquidity is available and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

To the extent that 2020 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 15% of total deposits or 12% of total assets, as a secondary source for funding. At September 30, 2020, we had $181.2 million in brokered time and money market deposits, which constituted 1.1% of total deposits and 0.9% of total assets at that date.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations. During the nine months ended September 30, 2020, the Bank paid $29.9 million in dividends to the Corporation.

The Corporation maintains a line of credit with US Bank with availability of $15.0 million that will expire on September 28, 2021. This line of credit provides an additional source of liquidity at the Corporation level and had no outstanding balance at September 30, 2020. In June 2020, the Corporation issued $150.0 million aggregate principal amount of its 5.375% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030, at a public offering price equal to 100% of the aggregate principal amount of the Notes.

During each quarter of 2020, the Corporation made a quarterly dividend payment of $0.25 per share. On October 23, 2020, the Company's Board of Directors declared a $0.28 per share dividend, payable on November 13, 2020 to stockholders of record as of November 6, 2020. The Corporation’s Board of Directors periodically reviews whether to declare or pay cash dividends, taking into account, among other things, general business conditions, the Company’s financial results, future prospects, capital requirements, legal and regulatory restrictions, and such other factors as the Corporation’s Board of Directors may deem relevant.

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

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	September 30, 2020
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(Dollars in thousands)
Contractual obligations
FHLB advances	$20,000	$21,000	$—	$—	$41,000
Subordinated debentures	—	—	84,637	416,806	501,443
Certificates of deposit	1,514,696	116,233	9,596	77,940	1,718,465
Operating leases	22,307	39,718	29,583	14,441	106,049
Total contractual cash obligations	$1,557,003	$176,951	$123,816	$509,187	$2,366,957

Off-Balance Sheet Commitments.  We utilize off-balance sheet commitments in the normal course of business to meet the financing needs of our customers and to reduce our own exposure to fluctuations in interest rates. These financial instruments include commitments to originate real estate, business, and other loans held for investment, undisbursed loan funds, lines and letters of credit, and commitments to purchase loans and investment securities for portfolio. The contract or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed. Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. As of September 30, 2020, we had commitments to extend credit on existing lines and letters of credit of $1.87 billion, compared to $1.58 billion at December 31, 2019.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	September 30, 2020
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(Dollars in thousands)
Other commitments
Commercial and industrial	$944,789	$308,887	$103,957	$62,066	$1,419,699
Construction	79,035	108,417	178	2,233	189,863
Agribusiness and farmland	36,569	14,176	—	758	51,503
Home equity lines of credit	2,924	3,697	8,080	46,302	61,003
Standby letters of credit	50,179	—	—	—	50,179
All other	28,229	37,119	8,271	22,398	96,017
Total other commitments	$1,141,725	$472,296	$120,486	$133,757	$1,868,264

Regulatory Capital Compliance

The Corporation and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. The capital conservation buffer increased by 0.625% each year beginning on January 1, 2016, with additional 0.625% increments annually, until fully phased in at 2.50% by January 1, 2019. At September 30, 2020, the Company and Bank are in compliance with the capital conservation buffer requirement and exceeded the minimum common equity Tier 1, Tier 1, and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.0%, 8.5%, and 10.5%, respectively, and the Bank qualified as “well-capitalized” for purposes of the federal bank regulatory prompt corrective action regulations.

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase-in over a three-year period the Day 1 adverse regulatory capital effects of CECL accounting standard. Additionally, in March 2020, the U.S. Federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years to provide regulatory relief to banking organizations to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the COVID-19 pandemic. The capital relief in the interim is calibrated to approximate the difference in allowances under CECL relative to the incurred loss methodology for the first two years of the transition period using a 25% scaling factor. The cumulative difference at the end of the second year of the transition period is then phased in to regulatory capital at 25% per year over a three-year transition period. The final rule was adopted and became effective in September 2020. As a result, entities may gradually phase in the full effect of CECL on regulatory capital over a five-year transition period. The Company implemented the CECL model commencing January 1, 2020 and elected to phase in the full effect of CECL on regulatory capital over the five-year transition period.

For regulatory capital purposes, the Corporation’s trust preferred securities are included in Tier 2 capital at September 30, 2020. Provisions of the Dodd-Frank Act require that if a depository institution holding company exceeds $15 billion due to an acquisition, then trust preferred securities are to be excluded from Tier 1 capital beginning in the period in which the transaction occurred. The Corporation’s acquisition of Opus resulted in total consolidated assets exceeding $15 billion; accordingly, trust preferred securities are now excluded from the Corporation’s Tier 1 capital and included as Tier 2 capital. The Corporation and the Bank also have subordinated debt that qualifies as Tier 2 capital. See Note 9 - Subordinated Debentures for additional information.

As defined in applicable regulations and set forth in the table below, the Corporation and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the “well capitalized” standards and the required conservation buffer at the dates indicated:

	Actual	Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer	Minimum Required For Well Capitalized Requirement
September 30, 2020
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	9.09%	4.00%	N/A
Common equity tier 1 capital ratio	11.71%	7.00%	N/A
Tier 1 capital ratio	11.71%	8.50%	N/A
Total capital ratio	16.00%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	10.33%	4.00%	5.00%
Common equity tier 1 capital ratio	13.31%	7.00%	6.50%
Tier 1 capital ratio	13.31%	8.50%	8.00%
Total capital ratio	15.38%	10.50%	10.00%

	Actual	Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer	Minimum Required For Well Capitalized Requirement
December 31, 2019
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	10.54%	4.00%	N/A
Common equity tier 1 capital ratio	11.35%	7.00%	N/A
Tier 1 capital ratio	11.42%	8.50%	N/A
Total capital ratio	13.81%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	12.39%	4.00%	5.00%
Common equity tier 1 capital ratio	13.43%	7.00%	6.50%
Tier 1 capital ratio	13.43%	8.50%	8.00%
Total capital ratio	13.83%	10.50%	10.00%

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

The following table shows the projected NII and net interest margin of the Company at September 30, 2020 and December 31, 2019, assuming instantaneous parallel interest rate shifts in the first period:

September 30, 2020
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
200	671,924	7,668	1.2	3.54
100	665,011	755	0.1	3.50
Static	664,256	—	—	3.50
-100	649,437	(14,819)	(2.2)	3.42
-200	638,792	(25,464)	(3.8)	3.36

December 31, 2019
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
200	457,284	2,271	0.5	4.33
100	456,115	1,101	0.2	4.32
Static	455,013	—	—	4.31
-100	452,307	(2,706)	(0.6)	4.29
-200	444,418	(10,595)	(2.3)	4.21

The following table shows the EVE and projected change in the EVE of the Company at September 30, 2020 and December 31, 2019, assuming various non-parallel interest rate shifts over a twelve month period:

September 30, 2020
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
200	2,493,177	175,529	7.6	13.70
100	2,430,303	112,655	4.9	12.94
Static	2,317,648	—	—	11.96
-100	2,075,970	(241,678)	(10.4)	10.38
-200	1,638,037	(679,611)	(29.3)	7.94

December 31, 2019
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
200	2,084,891	106,053	5.4	19.77
100	2,042,116	63,277	3.2	18.91
Static	1,978,839	—	—	17.90
-100	1,884,247	(94,591)	(4.8)	16.63
-200	1,728,146	(250,693)	(12.7)	14.86
Based on the modeling of the impact on earnings and EVE from changes in interest rates, the Company’s sensitivity to changes in interest rates is low for rising rates. Earnings at Risk increases slightly as rates increase given the drop in market and index rates in the quarter, as a number of loans are below their floors, not allowing for the rate to increase immediately as indices rise. EVE is modeled to increase as rates rise. It is important to note the above tables are forecasts based on several assumptions and that actual results may vary. The forecasts are based on estimates of historical behavior and assumptions by management that may change over time and may turn out to be different. Factors affecting these estimates and assumptions include, but are not limited to (1) competitor behavior, (2) economic conditions both locally and nationally, (3) actions taken by the Federal Reserve Board, (4) customer behavior, and (5) management’s responses. Changes that vary significantly from the assumptions and estimates may have significant effects on the Company’s earnings and EVE.

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

Changes in Internal Controls over Financial Reporting

Beginning January 1, 2020, the Company adopted the CECL model under ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The Company made changes to the credit loss reserve policies, processes, and controls and incorporated new policies, processes, and controls over the estimation of ACL as a result. Controls established include reviews of PD and LGD models to calculate cash flows, economic forecasting projections and the historical loss rate model provided by an independent third party. There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Anschutz Litigation
On April 2, 2020, the Corporation and its directors were named as defendants in a lawsuit brought in U.S. District Court for the Central District of California captioned Anschutz v. Pacific Premier Bancorp, Inc., et al. (Case No. 8:20-cv-00650). This lawsuit was brought by Bennett Anschutz, a shareholder of the Corporation. Mr. Anschutz alleged that the Corporation omitted material facts necessary to make certain statements in the joint proxy statement/prospectus contained in the Corporation’s Registration Statement on Form S-4 (File No.33-237188), as amended by Amendment No. 1 dated April 6, 2020, which was declared effective by the SEC on April 7, 2020 (the “Registration Statement”), not false or misleading. The complaint did not specify any damages, but sought the right to enjoin the Corporation’s acquisition of Opus until further disclosures are made, or in the alternative, recover unspecified damages related to the alleged omissions, as well as interest, attorney’s fees, and litigation costs. On May 6, 2020, plaintiff voluntarily dismissed the lawsuit, without prejudice. The lawsuit was reopened on July 14, 2020, against the Corporation only, for the limited purpose of plaintiff’s motion seeking attorney’s fees related to filing the lawsuit. On October 22, 2020, Mr. Anschutz’s motion for attorney’s fees was denied by the court, which ruled that the information sought by the Anschutz lawsuit was not material. Accordingly, it is the Corporation’s expectation that the Anschutz lawsuit will be dismissed and no further litigation activity is expected.

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

Item 1A. Risk Factors

The section titled Risk Factors in Part I, Item 1A of our 2019 Form 10-K, and Part II, Item 1A of the Company’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2020 and June 30, 2020, include a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in the Company. The information presented below provides an update to, and should be read in conjunction with, the risk factors and other information contained in our 2019 Form 10-K.

The recent COVID-19 pandemic has led to periods of significant volatility in financial, commodities, and other markets and could harm our business and results of operations.

In December 2019, COVID-19 was first reported in Wuhan, Hubei Province, China. Since then, COVID-19 infections have spread to additional countries including the United States. In March 2020, the World Health Organization declared COVID-19 to be a pandemic. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the coronavirus pandemic on our business, and there is no guarantee that our efforts to address or mitigate the adverse impacts of the coronavirus will be effective. The impact to date has included periods of significant volatility in financial, commodities and other markets. This volatility, if it continues, could have an adverse impact on our customers and on our business, financial condition, and results of operations as well as our growth strategy.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of COVID-19 has caused and could continue to cause severe disruptions in the U.S. economy at large, and has resulted and may continue to result in disruptions to our customers’ businesses, and a decrease in consumer confidence and business generally. In addition, recent actions by US federal, state, and local governments to address the pandemic, including travel bans, stay-at-home orders, and school, business and entertainment venue closures, may have a significant adverse effect on our customers and the markets in which we conduct our business. The extent of impacts resulting from the coronavirus pandemic and other events beyond our control remain dependent on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and duration of the coronavirus pandemic, including any resurgence in the number of COVID-19 cases, and actions taken to contain the coronavirus or its impact, among others.

While new loan originations began to rebound during the third quarter of 2020, we believe economic impacts stemming from COVID-19 will continue to influence our loan originations in the near term, in terms of both a reduction in overall demand for new loans and our continued emphasis on prudent credit risk management, particularly within the context of the continued uncertainty surrounding the economic environment.

Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures, and losses on our loans. The escalation of the pandemic may also negatively impact regional economic conditions for a period of time, resulting in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations, and deposit availability. If the global response to contain COVID-19 escalates or is unsuccessful, we could experience a material adverse effect on our business, financial condition, results of operations, and cash flows.

The spread of the COVID-19 outbreak and the governmental responses may disrupt banking and other financial activity in the areas in which we operate and could potentially create widespread business continuity issues for us.

The outbreak of COVID-19 and the U.S. federal, state, and local governmental responses may result in a disruption in the services we provide. We rely on our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services or experience interruptions in their ability to provide us with these services, it could negatively impact our ability to serve our customers. Furthermore, the coronavirus pandemic could negatively impact the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to infection, quarantine, or other effects and restrictions of a COVID-19 outbreak in our market areas. Although we have business continuity plans, succession plans, and other safeguards in place, there is no assurance that such plans and safeguards will be effective. If we are unable to promptly recover from such business disruptions, our business and financial conditions and results of operations would be adversely affected. We also may incur additional costs to remedy damages caused by such disruptions, which could adversely affect our financial condition and results of operations.

Though we have sold our PPP loan portfolio, we remain subject to the risk of litigation and repurchase demands associated with our participation in the SBA PPP loan program, which could have a material adverse impact on our business, financial condition, and results of operations.

The Company participated in the SBA PPP loan program that was created to help eligible businesses, organizations and self-employed persons fund certain operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP. On July 28, 2020, the Company completed the sale of its entire portfolio of PPP loans. Nevertheless, the Company remains subject to potential litigation and repurchase demands related to its participation in the program. If a deficiency in the manner in which a PPP loan was originated is identified to be the result of the Company’s non-compliance with PPP requirements, the SBA may deny its liability under the guaranty and a repurchase demand could be triggered. Some ambiguity in the laws, rules, and guidance regarding the operation of the PPP may expose the Company to risks relating to noncompliance with the PPP loan program. For instance, other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Any material financial liability, litigation costs, or reputational damage caused by PPP related litigation or repurchase demands could have an adverse impact on our business, financial condition, and results of operations.

Interest rate volatility stemming from COVID-19 could negatively affect our net interest income, lending activities, deposits, and profitability.

Our net interest income, lending activities, deposits, and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19.  In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. For example, our net interest margin decreased from 4.24% at March 31, 2020 to 3.79% at June 30, 2020 and to 3.54% at September 30, 2020, primarily due to lower loan and investment yields. Lower loan yields were partially driven by the impact of loan repricing resulting from the Federal Reserve’s decrease in the target range for the federal funds rate in March 2020, though other important factors impacted yields as well, such as the acquisition of the Opus loan portfolio and the origination of 1% coupon PPP loans. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

We are subject to increasing credit risk as a result of the COVID-19 pandemic, which could adversely impact our profitability.

Our business depends on our ability to successfully measure and manage credit risk. As a commercial lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual loans and borrowers. As the overall economic climate in the U.S., generally, and in our market areas specifically, experiences material disruption due to the COVID-19 pandemic, our borrowers may experience difficulties in repaying their loans and governmental actions may provide payment relief to borrowers affected by COVID-19 and preclude our ability to initiate foreclosure proceedings in certain circumstances and, as a result, the collateral we hold may decrease in value or become illiquid, and the level of our nonperforming loans, charge-offs, and delinquencies could rise and require significant additional provisions for credit losses. Additional factors related to the credit quality of certain commercial real estate and multifamily residential loans include the duration of state and local moratoriums on evictions for non-payment of rent or other fees. The payment on these loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate property and may subject us to risks from adverse conditions in the real estate market or the general economy.

We are actively working to support our borrowers to mitigate the impact of the COVID-19 pandemic on them and on our loan portfolio, including through temporary loan modifications that reduce or defer payments for those who experienced a hardship as a result of the COVID-19 pandemic. Although recent regulatory guidance provides that such loan modifications are exempt from the calculation and reporting of TDRs and loan delinquencies, we cannot predict whether such loan modifications may ultimately have an adverse impact on our profitability in future periods. Our inability to successfully manage the increased credit risk caused by the COVID-19 pandemic could have a material adverse effect on our business, financial condition, and results of operations.

We may incur impairments to goodwill or other intangibles as a result of the economic volatility resulting from the COVID-19 pandemic, which could adversely affect our financial condition, results of operations, and stock price.

As of September 30, 2020, we had $898.4 million recorded as goodwill. We evaluate our goodwill for impairment at least annually. Although we conducted an impairment assessment of goodwill and intangibles in each quarter of 2020 and the impairment evaluation did not identify any impairment in any quarter of 2020, there can be no assurances that prolonged significant negative economic trends resulting from the COVID-19 pandemic, including the lack of recovery in the market price of our common stock, or reduced estimates of future cash flows or disruptions to our business, will not result in impairments to goodwill or other intangibles, such as our core deposit intangibles. If our analysis results in impairment to goodwill or other intangibles, we would be required to record an impairment charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on our financial condition, results of operations, and stock price.

Unpredictable future developments related to or resulting from the COVID-19 pandemic could materially and adversely affect our business and results of operations.

Because there have been no comparable recent global pandemics that resulted in a similar global impact, we do not yet know the full extent of the COVID-19 pandemic’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic. We are continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on us. However, if the pandemic continues to spread or otherwise results in a continuation or worsening of the current economic and commercial environments, our business, financial condition, results of operations, and cash flows as well as our regulatory capital and liquidity ratios could be materially adversely affected and many of the risks described in our 2019 Form 10-K, as supplemented by the risks described in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 will be heightened.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In December 2019, the Company’s Board of Directors approved a new stock repurchase program, which authorized the repurchase up to $100 million of its common stock. As of September 30, 2020, the Company has not repurchased any shares under this repurchase program. The Company has suspended the stock repurchase program indefinitely.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the third quarter of 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 to July 31, 2020	—	$—	—	$100,000,000
August 1, 2020 to August 31, 2020	—	—	—	100,000,000
September 1, 2020 to September 30, 2020	—	—	—	100,000,000
Total	—		—
Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit 2.1	Agreement and Plan of Reorganization, dated as of January 31, 2020 by and between Pacific Premier Bancorp, Inc., Pacific Premier Bank and Opus Bank (1)
Exhibit 3.1	Second Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
Exhibit 3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (2)
Exhibit 4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (3)
Exhibit 4.2	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the SEC upon request.
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page of Pacific Premier Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (contained in Exhibit 101)

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

PACIFIC PREMIER BANCORP, INC.,

Date:	November 6, 2020	By:	/s/ Steven R. Gardner
Steven R. Gardner
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2020	By:	/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)