Form 10-K
period 2020-12-31
PACIFIC PREMIER BANCORP INC
filed 2021-02-26
CIK 1028918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, was approximately $2.00 billion and was based upon the closing price per share as reported on the NASDAQ Stock Market as of June 30, 2020, the last business day of the most recently completed second fiscal quarter.

As of February 19, 2021, the Registrant had 94,293,626 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

PART I

ITEM 1.  BUSINESS

Forward-Looking Statements

All references to “we,” “us,” “our,” “Pacific Premier,” or the “Company” mean Pacific Premier Bancorp, Inc. and our consolidated subsidiaries, including Pacific Premier Bank, our primary operating subsidiary. All references to the “Bank” refer to Pacific Premier Bank. All references to the “Corporation” refer to Pacific Premier Bancorp, Inc.

This Annual Report on Form 10-K contains information and statements that are considered “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections, and statements of our beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” or words or phrases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors, which are in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements.

The Coronavirus Disease 2019 (“COVID-19”) pandemic is adversely affecting us, our customers, counterparties, employees, and third party service providers, and given its ongoing and dynamic nature, the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global financial markets, could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility, which could result in impairment to our goodwill in future periods. Changes to statutes, regulations, or regulatory policies or practices as a result of, or in response, to the COVID-19 pandemic could affect us in substantial and unpredictable ways, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance. In addition to the foregoing, the following additional factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•The strength of the United States economy in general and the strength of the local economies in which we conduct operations;
•The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
•Inflation/deflation, interest rate, market, and monetary fluctuations;
•The effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) or other accounting standards setters, including Accounting Standards Update (“ASU” or “Update”) 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the Current Expected Credit Loss (“CECL”) model, which has changed how we estimate credit losses and has increased the required level of our allowance for credit losses since adoption on January 1, 2020;
•The effect of acquisitions we have made or may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations;

•The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
•The impact of changes in financial services policies, laws and regulations, including those concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;
•The expected discontinuation of the London Interbank Offering Rate (“LIBOR”) after 2021 and uncertainty regarding potential alternative reference rates, including Secured Overnight Financing Rate (“SOFR”);
•The effectiveness of our risk management framework and quantitative models;
•Changes in the level of our nonperforming assets and charge-offs;
•Possible credit-related impairments of securities held by us;
•The impact of current and possible future governmental efforts to restructure the U.S. financial regulatory system;
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

GENERAL DEVELOPMENT AND DESCRIPTION OF OUR BUSINESS

We are a California-based bank holding company incorporated in 1997 in the State of Delaware and a registered bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”). Our wholly-owned subsidiary, Pacific Premier Bank, is a California state-chartered commercial bank. The Bank was founded in 1983 as a state-chartered thrift and subsequently converted to a federally-chartered thrift in 1991. The Bank converted to a California-chartered commercial bank and became a member of the Federal Reserve System in March 2007. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”), which is a member bank of the Federal Home Loan Bank System. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount currently allowable under federal law. The Bank is currently subject to examination and regulation by the Federal Reserve and the Federal Reserve Bank of San Francisco (“FRB”), the California Department of Financial Protection and Innovation (“DFPI”), the Consumer Financial Protection Bureau (“CFPB”), and the FDIC. We primarily conduct business throughout the Western Region of the United States from our 65 full-service depository branches located in Arizona, California, Nevada, Oregon, and Washington.

As a result of our organic and strategic growth strategy we have developed a variety of banking products and services within our targeted markets in the Western United States tailored to small- and middle-market businesses, corporations, including the owners and employees of those businesses, professionals, real estate investors, and non-profit organizations. We also have acquired and enhanced nationwide specialty banking products and services for Homeowners’ Associations (“HOA”) and HOA management companies, as well as experienced owner-operator franchisees in the quick service restaurant (“QSR”) industry. Most recently, we have expanded our specialty product and service offerings to include commercial escrow services through our Commerce Escrow division, which facilitates commercial escrow services and tax-deferred commercial real estate exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended, as well as individual retirement account (“IRA”) custodial and maintenance services through our Pacific Premier Trust division, which serves as a custodian for self-directed IRAs.

At December 31, 2020, we had consolidated total assets of $19.74 billion, net loans of $12.97 billion, total deposits of $16.21 billion, and consolidated total stockholders’ equity of $2.75 billion. At December 31, 2020, the Bank was considered a “well-capitalized” financial institution for regulatory capital purposes.

Our Strategic Focus

We endeavor to be an innovative, growth-oriented organization, keenly focused on building shareholder value through generating consistent earnings, creating franchise value, sound enterprise risk management principals, and effectively managing capital. Our growth is derived both organically and through strategic acquisitions of other financial institutions and lines of business that complement our commercial business banking strategy. Our primary target market is small and middle market businesses.

Leveraging Technology to Enhance Our Banking Products and Services and Facilitate Organic Growth

We are committed to leveraging technology to enhance our banking products and services. As a result, our strategic plan is focused on generating organic growth through a technology-enabled, consistent business development process. Examples of our technology advancements to enhance our banking products and services include:

•Over the past several years, our highly disciplined business development process has been enhanced through the investment in technology and the customization of our Salesforce™ platform. This technology-enabled business development approach allows our relationship managers the ability to consistently generate business with new and existing clients.

•We have invested in, and developed, our Pacific Premier API Banking platform, which connects and integrates cash management treasury functions through our clients’ existing financial software platforms and creates opportunity for greater automation, efficiency, and improved workflow.

•We announced in December 2020 that our Pacific Premier Trust division will convert its wealth business operating system to the SEI Wealth PlatformTM during the first half of 2021, which will provide for greater operating efficiencies and enhanced client service.

We believe that these and other innovative technologies and processes have contributed significantly to our organic growth and our ability to develop and expand our specialty banking products and services, some of which are briefly described below.

Through our HOA & Property Banking group, we provide a variety of specialized treasury management and loan products specifically designed for HOAs, Common Interest Communities, and HOA management companies nationwide. These services include customized accounts receivable and accounts payable tools, real time information and image reporting, which often integrates seamlessly into the customer’s accounting and property management software via our proprietary Pacific Premier Bank API platform. Since acquiring this business in 2013, we have grown HOA deposits four-fold to over $1.71 billion as of December 31, 2020, which represents approximately 11% of our total deposits as of that date, and have diversified the client base to over 14,000 individual HOAs nationwide.

Pacific Premier Franchise Capital provides, through a consultative sales approach, a full array of conventional loan products to experienced, multi-unit franchisees of well-known quick-service franchised restaurant brands across the United States. These products include loans for equipment, real estate, new store development, remodels, acquisitions, refinancing, and recapitalizations. Since we acquired this business line in 2014, we have grown it ten-fold from $78.8 million in total loans outstanding on the date of acquisition to $792.7 million in total loans outstanding as of December 31, 2020, and we had over 200 Pacific Premier Franchise Capital clients as of December 31, 2020.

Our SBA Financing group offers Small Business Administration (“SBA”) and U.S. Department of Agriculture (“USDA”) loans nationwide, which provide entrepreneurs and small business owners access to credit needed for equipment, working capital, real estate, and continued growth. We are approved to originate loans under the SBA’s Preferred Lenders Program, enabling us to originate loans within a significantly shorter timeframe from application to funding. We have originated over $1.75 billion of SBA and USDA loans over the past five years, including $1.13 billion aggregate principal amount of loans originated under the Small Business Administration’s Paycheck Protection Program and subsequently sold in 2020.

Our Pacific Premier Trust division serves as a custodian for alternative assets held in qualified self-directed IRA accounts, including investments in private equity, real estate, notes, cash, and other non-exchange traded assets. Through our Pacific Premier Trust division, we work with self-directed investors, financial institutions, capital raisers, and financial advisors to put tax-advantaged retirement dollars to work in alternative assets. Pacific Premier Trust is responsible for facilitating the initial investment and administering the assets in its clients' accounts over the lifetime of the assets. We acquired our Pacific Premier Trust division as part of our acquisition of Opus Bank (“Opus”) in June 2020. Following the Opus acquisition, our Pacific Premier Trust division generated $16.7 million in trust custodial account fees in 2020. As of December 31, 2020, through our Pacific Premier Trust division, we had $15.89 billion of custodial assets and approximately 44,000 client accounts with $1.44 billion in low cost deposits.

Through our Commerce Escrow division, we facilitate Section 1031 exchange transactions and provide a variety of real-property and non-real property escrow services. We acquired our Commerce Escrow division as part of our acquisition of Opus in June 2020. Following the Opus acquisition, our Commerce Escrow division generated $2.7 million in escrow and exchange fee income in 2020 on 963 transactions, and represented $516.8 million of low-cost deposits as of December 31, 2020, or approximately 3.2% of our total deposits as of that date.

Enhancing Stockholder Value through Strategic Growth

We have a long history of strategic growth through accretive acquisitions. In June 2020, we completed the 11th and largest acquisition in our organization’s history when we acquired Opus. On the date of acquisition, Opus added approximately $8.32 billion in assets, $5.94 billion in loans, and $6.91 billion in deposits to our balance sheet. Within approximately four months after closing the acquisition, we completed the system conversion, branch consolidations, and staffing adjustments that allowed us to begin quickly realizing the synergies from this transaction. The Opus acquisition was transformative to our business, creating what we believe is a premier commercial bank in the Western United States. Among other advantages, the Opus acquisition:

•Deepened our presence throughout California, enabled us to enter the Seattle, Washington market in a meaningful way with more than $1 billion in deposits, and expanded our presence in Arizona and Oregon, with each of these markets containing some of the most dynamic economies in the United States;

•Added greater operational scale and increased our efficiencies, as evidenced by the decrease in our efficiency ratio to 49.8% at December 31, 2020 as compared to 50.8% at December 31, 2019; and

•Added our Pacific Premier Trust and Commerce Escrow divisions, which further diversified our revenue and low-cost funding sources.

Set forth below is a summary of the other strategic acquisitions we have consummated since January 1, 2016, in addition to the Opus acquisition:

•Grandpoint Capital, Inc. (2018): In the third quarter of 2018, we acquired Grandpoint Capital, Inc. and its wholly owned subsidiary, Grandpoint Bank, a California-chartered bank headquartered in Los Angeles, California (collectively, “Grandpoint”). At the date of acquisition, Grandpoint had approximately $3.05 billion in total assets, $2.40 billion in gross loans, and $2.51 billion in total deposits and operated 16 branches in Arizona, California, and Washington. With the Grandpoint acquisition, we surpassed $10 billion in total assets and increased our market presence in Southern California, while gaining a presence in strategically important growth markets in Arizona and Washington.

•Plaza Bancorp, Inc. (2017): During the fourth quarter of 2017, we completed our acquisition of Plaza Bancorp and its wholly owned subsidiary, Plaza Bank, a California-chartered bank (collectively, “Plaza”). At the date of acquisition, Plaza had $1.25 billion in total assets, $1.07 billion in gross loans, and $1.08 billion in total deposits, and operated six branches within Los Angeles County, Orange County, and San Diego County in California, and one branch in Clark County, Nevada. The Plaza acquisition was strategically important because it provided additional operational scale and increased market presence in Southern California, and provided us a foothold in Clark County, Nevada, an attractive growth market in the Western United States.

•Heritage Oaks Bancorp (2017): Early in the second quarter of 2017, we completed our acquisition of Heritage Oaks Bancorp and its wholly-owned subsidiary, Heritage Oaks Bank, a California-chartered bank headquartered in Paso Robles, California (collectively, “Heritage Oaks”). At the date of acquisition, Heritage Oaks had $2.00 billion in total assets, $1.38 billion in gross loans, and $1.67 billion in total deposits, and operated twelve branches within San Luis Obispo and Santa Barbara Counties in California and a loan production office in Ventura County, California. The Heritage Oaks acquisition was strategically important because it expanded our geographic footprint into the Central Coast of California, extending our reach from San Diego to Paso Robles, California.

•Security California Bancorp (2016): We acquired Security California Bancorp and its wholly-owned subsidiary, Security Bank of California, a California-chartered bank headquartered in Riverside, California (collective, “SCB”) in the first quarter of 2016. At the date of acquisition, SCB had $714 million in total assets, $456 million in loans and $637 million in total deposits and operated six branches located in Riverside County, San Bernardino County and Orange County, California. The SCB acquisition was strategically important because it strengthened our then-growing small and middle-market client base in Southern California, and at the same time generated meaningful operating efficiencies.

In addition to the strategic transactions described above, other noteworthy acquisitions include the acquisition of our Franchise Lending business from Infinity Franchise Holdings in 2014, the acquisition of our HOA business from First Associations Bank in 2013, and the expansion of our geographic footprint in San Diego County, California in connection with our 2013 acquisition of San Diego Trust Bank.

The following chart depicts the increase in our tangible book value (“TBV”) per share, which we believe is in large part a result of our strategic growth strategy:

Diversifying Our Loan Portfolio

Our core lending business continues to focus on meeting the financial needs of small- and medium-sized businesses and corporations. To that end, we offer a full complement of flexible and structured loan products tailored to meet the diverse needs of these customers. A key aspect of our growth initiatives has been the diversification – by product type and geography – of our loan portfolio. Set forth below is a brief summary of our primary lending activities.

•Commercial and Industrial (“C&I”) and Franchise Lending.  We originate C&I loans secured by business assets including inventory, receivables and machinery and equipment to businesses located in our primary market area. Loan types include revolving lines of credit, term loans, seasonal loans, loans to the agricultural community, and loans secured by liquid collateral such as cash deposits or marketable securities. Franchise credit facilities not secured by real estate and Home Owners’ Association credit facilities are included in C&I loans. Franchise loans are made to QSR franchises nationwide and include financing for equipment, real estate, new store development, remodeling, refinancing, acquisition, and recapitalization. We also issue letters of credit on behalf of our customers, backed by deposits or other collateral with the Company. At December 31, 2020, C&I loans, including franchise loans not secured by real estate, totaled $2.21 billion, constituting 16.8% of our gross loans held for investment. At December 31, 2020, we had commitments to extend additional credit on C&I loans up to $1.52 billion.

•Commercial Owner-Occupied Business Lending.  We originate and purchase loans secured by owner-occupied commercial real estate (“CRE”), such as small office and light industrial buildings, and mixed-use commercial properties located in our primary market areas. We also make loans secured by special purpose properties, such as gas stations and churches. Franchise loans secured by real estate are also included in this category. Pursuant to our underwriting policies, owner-occupied CRE loans may be made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the collateral property. Loans are generally made for terms up to 25 years with amortization periods up to 25 years. At December 31, 2020, we had $2.46 billion of owner-occupied CRE secured loans, constituting 18.6% of our gross loans held for investment.

•Commercial Non-Owner Occupied Real Estate Lending.  We originate and purchase loans that are secured by CRE, such as retail centers, small office and light industrial buildings, and mixed-use commercial properties located in our primary market areas that are not occupied by the borrower. We also make loans secured by special purpose properties, such as hotels and self-storage facilities. Pursuant to our underwriting practices, non-owner occupied CRE loans may be made in amounts up to 75% of the lesser of the appraised value or the purchase price of the collateral property. We consider the net operating income of the property and typically require a stabilized debt service coverage ratio of at least 1.25:1, based on the qualifying loan interest rate. Loans are generally made for terms of 10 years, with amortization periods up to 25 years. At December 31, 2020, we had $2.68 billion of non-owner occupied CRE secured loans, constituting 20.2% of our gross loans held for investment.

•Multifamily Residential Lending.  We originate and purchase loans secured by multi-family residential properties (five units and greater) located in our primary market areas. Pursuant to our underwriting practices, multi-family residential loans may be made in an amount up to 75% of the lesser of the appraised value or the purchase price of the collateral property. In addition, we generally require a stabilized minimum debt service coverage ratio of at least 1.25:1, based on the qualifying loan interest rate. Loans are made for terms of up to 10 years with amortization periods up to 30 years. Loans can be made with interest-only periods of up to 5 years. At December 31, 2020, we had $5.17 billion of multi-family real estate secured loans, constituting 39.1% of our gross loans held for investment.

•Construction Lending.  We originate loans for the construction of for-sale 1-4 family homes, multi-family residences, and CRE properties in our market areas. We concentrate our 1-4 family construction lending on single homes and small infill projects in established neighborhoods where there is not abundant land available for development. Multifamily and commercial construction loans are made to experienced developers for projects with strong market demand. Pursuant to our underwriting practices, construction loans may be made in an amount up to the lesser of 80% of the expected completed value of or 85% of the cost to build the collateral property. Loans generally are made solely for the term of construction, typically less than 24 months. We require that the owner’s equity is injected prior to the advance of the loan proceeds. At December 31, 2020, construction loans totaled $297.6 million, constituting 2.2% of our gross loans held for investment, and we had commitments to extend additional construction credit of $181.3 million.

•HOA Lending. We originate loans and provide deposit and other services to HOAs, HOA management companies, property management companies, and their respective clients nationwide. At December 31, 2020, we had $70.3 million of HOA loans.

•One-to-Four Family Real Estate Lending.  Although we do not originate traditional consumer single family residential mortgages, we have acquired single family residential mortgages through our bank acquisitions. We also originate home equity lines of credit loans to consumers within our market area. Our portfolio of one-to-four family loans at December 31, 2020 totaled $232.6 million, constituting 1.8% of our gross loans held for investment, of which $206.7 million consists of loans secured by first liens on real estate and $25.9 million consists of loans secured by second or junior liens on real estate.

•Consumer Loans.  We originate a limited number of consumer loans, generally for existing banking customers, which consist primarily of small balance personal unsecured loans and savings account secured loans. Before we make a consumer loan, we assess the applicant’s ability to repay the loan and, if applicable, the value of the collateral securing the loan. At December 31, 2020, we had $6.9 million in consumer loans, which represented less than a basis point of our gross loans held for investment.

The graphics below show the diversification of our loan portfolio as of December 31, 2020 by loan type and geography.

Prudent Liquidity and Capital Management

Stable, Low-Cost Deposits as a Funding Source. Deposits represent our primary source of funds for our lending and investing activities. Through our branches and our website at www.ppbi.com, we offer a broad array of deposit products and services, including checking, money market, and savings accounts, electronic banking services, treasury management services, and online bill payment. In addition, we are able to generate low-cost core deposits through our specialty business lines. For example, our Pacific Premier Trust division maintains balances of ancillary custodial client cash assets held in clients’ accounts as deposits at the Bank. Our Commerce Escrow division maintains balances of escrow funds and the sale proceeds of properties to be exchanged in tax-deferred 1031 exchanges as deposits at Pacific Premier Bank. In addition, our HOA Banking division generates significant low-cost deposits through the specialized treasury and cash management deposit products we offer. Combined, these business lines contributed approximately $3.64 billion of deposits as of December 31, 2020 that were interest-bearing demand deposits with a weighted average rate of 0.07%. Additionally, from time to time, we will utilize both wholesale and brokered deposits to supplement our generation of deposits from businesses and consumers.

The charts below show our deposit mix as of December 31, 2020 and our average cost of deposits for the fourth quarter in 2019 and each quarter in 2020.

Liquid, Highly-Rated Securities Portfolio. A key part of our liquidity management strategy is investing in liquid, highly-rated municipal, mortgage-backed, agency, and U.S. Treasury securities. At December 31, 2020, our available-for-sale securities portfolio totaled $3.93 billion, with $3.03 billion invested in available-for-sale securities with a credit rating of AAA.

Access to Short-Term Borrowings. We strategically utilize short-term borrowings to manage our liquidity. The Bank maintains a line of credit with the FHLB that provides for advances totaling up to 40% of the Bank’s total assets. In addition, as of December 31, 2020, the Bank has unsecured lines of credit with eight correspondent banks for a total amount of $340.0 million and access through the Federal Reserve discount window to borrow $21.3 million secured by investment securities. The Corporation also has access to short-term borrowings through a $15.0 million line of credit it maintains with another bank.

Strategically Accessing the Debt Capital Markets. We have a history of strategically and successfully accessing the capital markets to supplement our liquidity and capital. Most recently, in June 2020, the Corporation issued $150.0 million aggregate principal amount of 5.375% fixed-to-floating rate subordinated notes due 2030 in an underwritten public offering. This offering followed the Corporation’s May 2019 issuance of $125.0 million aggregate principal amount of 4.875% fixed-to-floating rate subordinated notes due 2029 in an underwritten public offering. Prior to that, the Corporation most recently accessed the debt capital markets with an issuance of $60 million aggregate principal amount of 5.75% subordinated notes due 2024 in a private placement consummated in 2014. When combined with the subordinated indebtedness we have assumed in connection with our strategic acquisitions, we had an aggregate amount of subordinated indebtedness of approximately $501.5 million as of December 31, 2020.

Returning Capital to Stockholders through Our Dividend and Share Repurchase Programs. In light of our growth over the last 10 years, we have significantly enhanced our ability to generate capital through consistent earnings. As a result, in January 2019, we announced the initiation of a quarterly cash dividend, which originated at $0.22 per share. We increased the quarterly cash dividend amount twice during 2020, resulting in an annualized cash dividend of $1.03 per share in 2020. Moreover, in January 2021, the Company announced a further increase in its quarterly cash dividend to $0.30 per share.

In January 2021, we also announced that our Board of Directors approved a new stock repurchase program, which authorizes us to repurchase up to 4,725,000 shares of our common stock. The stock repurchase program represents approximately 5% of our issued and outstanding shares of common stock and approximately $150 million of common stock as of December 31, 2020, based on the closing price of the Company’s common stock on December 31, 2020.

Enterprise Risk Management

We place significant emphasis on risk management as an integral component of our corporate governance and organizational culture. We believe that our emphasis on risk management is critical to achieving our strategic goals and objectives.

Board Oversight of Enterprise Risk Management. Our Board has established an Enterprise Risk Committee to oversee the design and implementation of our enterprise risk management program. Our Enterprise Risk Committee’s primary purposes are to (i) monitor and review our enterprise risk management framework and risk appetite for credit, market, liquidity, operational, information technology, compliance and legal, strategic, and reputation risks, and (ii) monitor and review the adequacy of our enterprise risk management functions.

Enterprise Risk Management Framework. Our management is responsible for the design, implementation, and maintenance of our enterprise risk management, or ERM, framework. Our ERM framework is designed to facilitate prudent risk-taking in pursuit of our strategic, business and financial objectives, and to guide decisions regarding the appropriate balance between risk and return considerations. Our Board approves our risk appetite statement, which sets forth the amount and type of risks we are willing to accept. Our ERM framework provides the context for aligning our risk-taking activities with our risk appetite, including establishment of a risk-aware culture. We maintain policies and procedures that provide for risk identification, assessment, measuring, monitoring and reporting. Tools applied in managing risk include, among others, limits and thresholds, underwriting and operating standards, and delegated authority levels.

We have adopted a three lines of defense model to control risk-taking. Our first line of defense – our business lines and support functions – identifies, assesses, monitors, and manages risk in these areas in accordance with established policies and procedures. Our second line of defense – independent risk management, including ERM, information security and compliance functions – coordinates and oversees the implementation of the ERM framework, including monitoring the risk management activities of the first line of defense, and provides effective challenge to management’s decisions. Our third line of defense – Internal Audit – provides independent assurance to the Audit Committee of the Board on the design and effectiveness of our internal controls.

Commitment to Prudent Credit Risk Management and Underwriting Standards. We have adopted credit policies that establish guidelines for originating loans, managing our credit-related objectives, risk tolerance and portfolio concentration thresholds, and complying with applicable regulatory and statutory requirements. Through these credit policies, we aim to strike a balance between our credit quality standards and our desire to maintain a prudent level of flexibility for our employees to structure loans that achieve our clients’ objectives. Our credit policies are maintained by Credit Administration, which is a function under our Chief Risk Officer and led by our Chief Credit Officer as a direct report of the Chief Risk Officer, and are reviewed by the Board of Directors at least annually.

We believe that our commitment to prudent credit risk management and underwriting standards allowed us to navigate the economic volatility experienced in 2020 as a result of the COVID-19 pandemic. The graphics below show our non-performing assets, past due loans, classified loans, and net charge-offs, each as a percentage of total loans, for the fourth quarter in 2019 and each quarter in 2020.

As a California state-chartered commercial bank, we are subject to Section 1481 of the California Financial Code (the “Financial Code”), which establishes the rules that limit the aggregate amount of secured and unsecured loans to a single borrower and its related interests to 25% and 15%, respectively, of unimpaired capital and surplus. The eligibility of the personal property or collateral held as security is based on California regulations. Our credit policies establish internal lending limits below our $821.3 million legal lending limit for secured loans and $492.8 million legal lending limit for unsecured loans as of December 31, 2020. At December 31, 2020, our largest aggregate outstanding balance of loans to one borrower was $165.4 million secured by multifamily properties.

Cybersecurity. Cybersecurity is a major component of our overall risk management approach. By the very nature of our business, handling sensitive data is a part of daily operations and is taken very seriously by all employees. The threat of cybersecurity attacks is ever changing, becoming more sophisticated by the day, and requires all levels of the organization to be cognizant and aware of these threats at all times. As such, we maintain a comprehensive cybersecurity strategy that includes, but is not limited to: regular employee cybersecurity training and communications; preventative, detective, alerting, and defense in-depth technologies; regular internal and third-party program oversight; policies and procedures regularly reviewed and designed with regulatory and industry guidance; and regular reviews of vendors who maintain sensitive data on behalf of the Bank.

Given that cybersecurity threat actors are continuously adapting their techniques, it is important to note that no cybersecurity program is completely infallible. However, to date, we have not detected any material compromise to our systems, our vendors’ platforms, or experienced any data loss that would result in material financial losses. As we continue to offer new and innovative technologies for our customers, the risk of cybersecurity attacks and our oversight of this risk will remain at a high level. The Company has in place insurance coverage for risks related to information security.

Human Capital Resource Management

Our culture is embodied in our Success Attributes: Achieve, Communicate, Improve, Integrity, and Urgency. These principles have been the drivers of our performance and continued to serve us well in 2020 as we executed our strategic growth strategy and navigated the COVID-19 pandemic. We believe in the value of teamwork and the power of diversity. We expect and encourage participation and collaboration, and understand that we need each other to be successful. We value accountability because it is essential to our success, and we accept our responsibility to hold ourselves and others accountable for meeting shareholder commitments and achieving exceptional standards of performance.

Staffing Model. Our goal is to provide our staff with careers instead of jobs. The majority of our staff are regular full-time employees. We also employ a small population of part-time employees. As of December 31, 2020, we had 1,478 full-time equivalent employees.

Diversity, Equity, and Inclusion. We believe that diversity of thought and experiences results in better outcomes for all of our stakeholders and empowers our employees to make more meaningful contributions within our Company and communities. We do not and will not tolerate discrimination in any form with respect to any aspect of employment. Our current initiatives reflect our ongoing efforts to foster a more diverse, inclusive, and equitable workplace. Senior management reports to the Board of Directors on our diversity and inclusion initiatives on a regular basis.

Health & Safety. Our health and safety program consists of policies, procedures, and guidelines, and mandates all tasks be conducted in a safe and efficient manner complying with all local, state and federal safety and health regulations, and special safety concerns. The health and safety program encompasses all facilities and operations and addresses on-site emergencies, injuries and illnesses, evacuation procedures, cell phone usage, and general safety rules. Since the onset of the COVID-19 pandemic, we have taken the following steps to ensure employee safety:

•Activated our business continuity program and pandemic preparedness plan;
•Kept branches open with reduced hours, closed lobbies of branches with drive-throughs, and implemented social distancing measures in all office and branch locations;
•Provided personal protective equipment to our employees at all locations; and reconfigured corporate offices and branches to keep employees safe; and
•Offered rapid COVID-19 testing to all employees and their partners.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—The COVID-19 Pandemic” for additional details regarding our COVID-19- related employee health and safety measures.

Benefits. We are committed to offering a competitive total compensation package. We regularly compare compensation and benefits with peer companies and market data, making adjustments as needed to ensure compensation stays competitive. We also offer a wide array of benefits for our employees and their families, including:

•Comprehensive medical, dental, and vision benefits, as well as life insurance and short-term disability insurance for all full-time employees. As part of our Premier Wellness Program, all are entitled to mental health support through our Employee Assistance Program.
•Flexible healthcare and dependent care spending accounts
•Company paid COVID-19 and seasonal flu vaccinations
•401(k) plan including a competitive company match
•Flexible work schedules
•Volunteer time off
•Corporate charitable opportunities
•Paid time off (PTO), holidays, and bank holidays
•Internal training and online development courses
•Tuition reimbursement for eligible employees
•Public transit commuter program
•Dependent care assistance, caregiver support, adoption assistance, and fertility assistance programs
•Employee discounts on cellular phone services, hotels, car rentals, pet insurance, and local attractions
•Employee discounts on apartment rentals
•Employee referral program

Competition

We are a regional bank focused on the commercial banking business, with our primary market encompassing the Western Region of the United States centering on major metropolitan areas within Southern California, the California Central Coast, the Pacific Northwest, Arizona, and Nevada. We also compete in several broader regional and national markets through our HOA Banking, SBA, Franchise Lending, CRE and multi-family lines of business, and our Pacific Premier Trust division.

The banking business is highly competitive. We compete for loans, deposits, 1031 exchange escrow services, self-directed IRA custodial services, and employees. Some of our competitors are larger in total assets and capitalization, with more offices over a wider geographic area and offer a broader range of financial services than our operations. Our most direct competition for loans comes from larger regional and national banks, diversified finance companies, and community banks that target the same customers as we do. In recent years, competition has increased from institutions not subject to the same regulatory restrictions as domestic banks and bank holding companies. Those competitors include non-bank specialty lenders, insurance companies, private investment funds, investment banks, financial technology companies, and other financial and non-financial institutions.

Competition is based on a number of factors, including interest rates charged on loans and paid on deposits, underwriting standards, loan covenants, required guarantees, the scope and type of banking and financial services offered, including online and digital banking, customer service, timely adoption of technological changes, and regulatory compliance. Many of our competitors are larger companies that have substantial capital, technological, and marketing resources. Some of our competitors have substantial market positions and have access to a lower cost of capital or a less expensive source of funds. Because of economies of scale, our larger, nationwide competitors may offer loan pricing that is more attractive than what we are willing to offer.

Economic factors, along with legislative and technological changes, will have an ongoing impact on the competitive environment within the financial services industry. We work to anticipate and adapt to dynamic competitive conditions whether it is by developing and marketing innovative products and services, adopting or developing new technologies that differentiate our products and services, cross marketing, or providing highly personalized banking services. We strive to distinguish ourselves from other banks and financial services providers in our marketplace by providing an extremely high level of service to enhance customer loyalty and to attract and retain business.

We differentiate ourselves in the marketplace through the quality of service we provide to borrowers while maintaining competitive interest rates, loan fees, and other loan terms. We emphasize personalized relationship banking services and the efficient decision-making of our lending business units. We compete effectively based on our in-depth knowledge of our borrowers' industries and their business needs based upon information received from our borrowers' key decision-makers, analysis by our experienced professionals, and interaction between these two groups; our breadth of loan product offerings and flexible and creative approach to structuring products that meet our borrowers' business and timing needs; and our dedication to superior client service. However, we can provide no assurance as to the effectiveness of these efforts on our future business or results of operations. Overall, our continued ability to anticipate and adapt to changing conditions and sufficiently enhance our services and banking products put us in a position to successfully compete in the marketplace.

Subsidiaries

The Bank, a California state-chartered commercial bank, is a wholly-owned, consolidated subsidiary of the Corporation. As of December 31, 2020, the Corporation also has two unconsolidated Delaware statutory trust subsidiaries, Heritage Oaks Capital Trust II and Santa Lucia Bancorp (CA) Capital Trust. Both are used as business trusts for the purpose of issuing junior subordinated debt to third party investors. The junior subordinated debt was issued in connection with the trust preferred securities offerings. These business trusts are described in more detail in “Note 13 - Subordinated Debentures” in Item 8 of this Form 10-K.

Stock Information

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol “PPBI.” There are 150 million authorized shares of the Corporation’s common stock, with approximately 94.5 million shares outstanding as of December 31, 2020. The Corporation has an additional 1.0 million authorized shares of preferred stock, none of which has been issued to date.

Website Disclosures

Our executive offices are located at 17901 Von Karman Avenue, Suite 1200, Irvine, California 92614, and our telephone number is (949) 864-8000. Our internet website address is www.ppbi.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, that have been filed with the SEC are available free of charge on our website. Also on our website are our Code of Business Conduct and Ethics, Share Ownership and Insider Trading and Disclosure Policy, Corporate Governance Policy, and beneficial ownership forms for our executive officers and directors, as well as the charters for our Audit Committee, Compensation Committee, Governance Committee, and Enterprise Risk Management Committee. The information contained on our website or in any websites linked by our website is not a part of this Annual Report on Form 10-K.

Supervision and Regulation

General.  Bank holding companies, such as the Corporation, and banks, such as the Bank, are subject to extensive regulation and supervision by federal and state regulators. Various requirements and restrictions under state and federal law affect our operations, including reserves against deposits, ownership of deposit accounts, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. The following is a summary of certain statutes and rules applicable to us. This summary is qualified in its entirety by reference to the particular statute and regulatory provision referred to below and is not intended to be an exhaustive description of all applicable statutes and regulations.

As a bank holding company, the Corporation is subject to regulation and supervision by the Federal Reserve. We are required to file with the Federal Reserve quarterly and annual reports and such additional information as the Federal Reserve may require pursuant to the BHCA. The Federal Reserve may conduct examinations of bank holding companies and their subsidiaries. The Corporation is also a bank holding company within the meaning of the Financial Code. As such, the Corporation and its subsidiaries are subject to examination by, and may be required to file reports with, the DFPI.

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

As a California state-chartered commercial bank and member of the Federal Reserve System, the Bank is subject to supervision, periodic examination, and regulation by the DFPI and the Federal Reserve. The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”). Pursuant to the Dodd-Frank Act, federal deposit insurance coverage was permanently increased to $250,000 per depositor for all insured depository institutions. As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over the Bank as well as all other FDIC insured institutions. If, as a result of an examination of the Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors, and ultimately, request the FDIC terminate the Bank’s deposit insurance. As a California-chartered commercial bank, the Bank is also subject to certain provisions of California law.

Legislative and regulatory initiatives, which necessarily impact the regulation of the financial services industry, are introduced from time-to-time. We cannot predict whether or when potential legislation or new regulations will be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations. The Dodd-Frank Act, by way of example, contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies. Some of the changes brought about by the Dodd-Frank Act have been modified by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the “Regulatory Relief Act”), signed into law on May 24, 2018. The Dodd-Frank Act has increased the regulatory burden and compliance costs of the Company. Moreover, bank regulatory agencies can be more aggressive in responding to concerns and trends identified in examinations, which could result in an increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management, and capital adequacy, as well as other safety and soundness concerns.

Legislative and Regulatory Actions in Connection with Global Pandemic. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. In relevant part, the CARES Act permits financial institutions to temporarily suspend any determination of a loan modified as a result of the effects of the COVID-19 pandemic as being a troubled debt restructuring (“TDR”), including impairment for accounting purposes. We elected to apply the CARES Act relief to qualifying loan modifications. The CARES Act also included a provision that allowed depository institutions the option to defer adoption of the CECL standard to the earlier of (1) the end of the COVID-19 national emergency or (2) December 31, 2020. The Company did not elect the deferral option.

Activities of Bank Holding Companies.  The activities of bank holding companies are generally limited to the business of banking, managing, or controlling banks, and other activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that qualify and register as “financial holding companies” are also able to engage in certain additional financial activities, such as merchant banking, and securities and insurance underwriting, subject to limitations set forth in federal law. We are not at this date a “financial holding company.”

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

Permissible Activities of the Bank.  Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank can form subsidiaries to engage in activates “closely related to banking” or “nonbanking” activities and expanded financial activities. However, to form a financial subsidiary, the Bank must be well capitalized and would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks. Generally, a financial subsidiary is permitted to engage in activities that are “financial in nature” or incidental thereto, even though they are not permissible for the national bank to conduct directly within the bank. The definition of “financial in nature” includes, among other items, underwriting, dealing in, or making a market in securities, including, for example, distributing shares of mutual funds. The subsidiary may not, however, engage as principal in underwriting insurance (other than credit life insurance), issue annuities or engage in real estate development, investment, or merchant banking.

Incentive Compensation.  Federal banking agencies have issued guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. In accordance with the Dodd-Frank Act, the federal banking agencies prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions (generally institutions, like us, that have over $1 billion in assets) and are deemed to be excessive, or that may lead to material losses.

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

Under federal regulations, bank holding companies and banks must meet certain risk-based capital requirements. Effective as of January 1, 2015, the Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expands the scope of the adjustments as compared to existing regulations. Beginning January 1, 2016, financial institutions are required to maintain a minimum “capital conservation buffer” to avoid restrictions on capital distributions such as dividends and equity repurchases and other payments such as discretionary bonuses to executive officers. The minimum capital conservation buffer has been phased-in over a four year transition period with minimum buffers of 0.625%, 1.25%, 1.875%, and 2.50% during 2016, 2017, 2018, and 2019, respectively.

As fully phased-in on January 1, 2019, Basel III subjects banks to the following risk-based capital requirements:

•a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer, or 7%;
•a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, or 8.5%;
•a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, or 10.5%; and
•a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures.

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

The Dodd-Frank Act excludes trust preferred securities issued after May 19, 2010, from being included in Tier 1 capital, unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets. During the second quarter of 2020, the Corporation’s acquisition of Opus resulted in total consolidated assets exceeding $15 billion. Accordingly, the trust preferred securities issued by our unconsolidated subsidiary capital trusts are now included in Tier 2 capital.

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

We had outstanding subordinated debentures in the aggregate principal amount of $501.5 million, as of December 31, 2020. Of this amount, $8.1 million is attributable to subordinated debentures issued to statutory trusts in connection with prior issuances of trust preferred securities, $7.7 million of which qualifies as Tier 2 capital, and outstanding subordinated notes, $138.4 million and $326.0 million of which qualifies as Tier 2 capital for the Bank and the Company, respectively.

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

Prompt Corrective Action Regulations. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Federal banking regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under applicable regulations, the Bank was “well capitalized,” which means it had a common equity Tier 1 capital ratio of 6.5% or higher; a Tier I risk-based capital ratio of 8.0% or higher; a total risk-based capital ratio of 10.0% or higher; a leverage ratio of 5.0% or higher; and was not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure.

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
As of December 31, 2020, the Bank and Corporation exceeded all regulatory capital requirements and exceeded the minimum CET 1, Tier 1 and total capital ratio inclusive of the fully phased-in capital conservation buffer of 7.0%, 8.5%, and 10.5%, respectively. See Note 2 - Regulatory Capital Requirements and Other Regulatory Matters to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a discussion of the Bank’s and Corporation’s capital ratios.

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

In addition to the federal regulatory capital requirements described above, the DFPI has authority to take possession of the business and properties of a bank in the event that the tangible stockholders’ equity of a bank is less than the greater of (i) 4% of the bank’s total assets or (ii) $1.0 million.

Dividends.  It is the Federal Reserve’s policy that bank holding companies, such as the Corporation, should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Our annual common equity cash dividend was $1.03 per share in 2020, compared to $0.88 per share in 2019, an increase of $0.15 or 17%. On January 21, 2021, our Board of Directors increased our quarterly cash dividend by 7% to $0.30 per share, payable on February 12, 2021 to shareholders of record on February 5, 2021. The Corporation anticipates that it will continue to pay quarterly cash dividends in the future, although there can be no assurance that payment of such dividends will continue or that they will not be reduced. The payment and amount of future dividends remain within the discretion of the Corporation’s Board of Directors and will depend on the Corporation’s operating results and financial condition, regulatory limitations, tax considerations, and other factors. Interest on deposits will be paid prior to payment of dividends on the Corporation’s common stock.

The Bank’s ability to pay dividends to the Corporation is subject to restrictions set forth in the Financial Code. The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of a bank’s (1) retained earnings; or (2) net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period. However, a bank may, with the approval of the DFPI, make a distribution to its stockholders in an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. In the event that bank regulators determine that the stockholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the regulators may order the bank to refrain from making a proposed distribution. The payment of dividends could, depending on the financial condition of a bank, be deemed to constitute an unsafe or unsound practice. Under the foregoing provision of the Financial Code, the amount available for distribution from the Bank to the Corporation was approximately $298.4 million at December 31, 2020.

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

Based on the current FDIC insurance assessment methodology, our FDIC insurance premium expense was $3.6 million for 2020, $764,000 for 2019, and $3.0 million in 2018. The decrease in FDIC insurance premium expense in 2019 was due to small institution assessment credits during the year.

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

Safety and Soundness Standards.  The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees, and benefits.

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

Community Reinvestment Act and the Fair Lending Laws.  The Bank is subject to laws and regulations that govern fair lending. Among these are the Equal Credit Opportunity Act, Fair Housing Act, Unruh Civil Rights Act, California Holden Act and the Home Mortgage Disclosure Act. To manage the potential risks of noncompliance the Bank has adopted policies, procedures, training and monitoring to ensure on-going compliance. Additionally, the Bank is subject to the regulatory requirements and reporting related to the Community Reinvestment Act (“CRA”). Federal banking regulators evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. A bank’s compliance with its CRA obligations is based on a performance-based evaluation system, which bases CRA ratings on an institution’s lending, service and investment performance, resulting in a rating by the appropriate bank regulator of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance.” Based on its last CRA examination in May 2018, the Bank received an “outstanding” rating. The federal banking agencies may take compliance with fair lending laws and CRA into account when regulating and supervising other activities.

In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators recommending changes to the CRA’s regulations to reduce their complexity and associated burden on banks, and in December 2019, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) proposed for public comment rules to modernize the agencies' regulations under the CRA. The OCC adopted its final rules in May 2020, and, to date, the FDIC has not adopted revised rules. In September 2020, the Board of Governors of the Federal Reserve System released for public comment its proposed rules to modernize CRA regulations. We will continue to evaluate the impact of any changes to the CRA regulations.

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

Volcker Rule. On December 10, 2013, the federal regulators adopted final regulations to implement the proprietary trading and private fund prohibitions of the Volcker Rule under the Dodd-Frank Act. Under the final regulations, banking entities are generally prohibited, subject to significant exceptions from: (i) short-term proprietary trading as principal in securities and other financial instruments, and (ii) sponsoring or acquiring or retaining an ownership interest in private equity and hedge funds. Revisions to the Volcker Rule in 2019, that become effective in 2020, simplifies and streamlines the compliance requirements for banks that do not have significant trading activities. In 2020, the OCC, Federal Reserve, FDIC, SEC and Commodity Futures Trading Commission finalized further amendments to the Volcker Rule. The amendments include new exclusions from the

Volcker Rule’s general prohibitions on banking entities investing in and sponsoring private equity funds, hedge funds, and certain other investment vehicles (collectively “covered funds”). The amendments in the final rule, which became effective on October 1, 2020, clarify and expand permissible banking activities and relationships under the Volcker Rule.

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

Pursuant to the Dodd-Frank Act, the CFPB has broad authority to regulate and supervise the retail consumer financial products and services activities of banks and various non-bank providers. The CFPB has authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. With assets exceeding $10 billion since 2019, the Bank is subject to examination for consumer compliance by the CFPB. The creation of the CFPB by the Dodd-Frank Act has led to, and is likely to continue to lead to, enhanced and strengthened enforcement of consumer financial protection laws.

Federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, a financial institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. In June 2018, the California legislature passed the California Consumer Privacy Act of 2018 (the “CCPA”), which took effect on January 1, 2020. The CCPA, which covers businesses that obtain or access personal information on California resident consumers, grants consumers enhanced privacy rights and control over their personal information and imposes significant requirements on covered companies with respect to consumer data privacy rights. We expect this trend of state-level activity to continue, and are continually monitoring developments in other states in which we operate.

Federal and State Taxation

The Corporation and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal and state income taxation in the same manner as other corporations with some exceptions. For 2020, 2019 and 2018, the Company was subject to a maximum federal income tax rate of 21.00%. State income tax rates the Company is subject to varies, based on jurisdiction. The highest state income tax rate the Company is subject to is 10.84%, which is attributable to California. The Company has not been audited by the Internal Revenue Service (“IRS”).

ITEM 1A.  RISK FACTORS

Ownership of our common stock involves certain risks. The risks and uncertainties described below are not the only ones we face. You should carefully consider the risks described below, as well as all other information contained in this Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occurs, our business, financial condition, and/or results of operations could be materially, adversely affected.

GENERAL ECONOMIC AND MARKET CONDITIONS RISKS

The outbreak of the COVID-19 pandemic has caused a significant global economic downturn which has adversely affected our business and results of operations, and the future impacts of the COVID-19 pandemic on the global economy and our business, results of operations, liquidity, and financial condition remain uncertain.

The COVID-19 pandemic continues to cause economic disruption both worldwide and in the markets we operate. Given the ongoing and dynamic nature of these circumstances, it is difficult to predict the impact of the coronavirus pandemic on our business, and there is no guarantee that our efforts to address or mitigate the adverse impacts of the coronavirus will be effective. To date, the impact has included periods of significant volatility in financial, commodities, and other markets. This volatility, if it continues, could have an adverse impact on our customers and on our business, financial condition, and results of operations, as well as our growth strategy.

Our business is dependent upon the willingness and ability of our customers to conduct financial transactions and fulfill their obligations. The spread of COVID-19 has caused (and could continue to cause) severe disruptions in the U.S. economy, and has resulted (and may continue to result) in disruptions to our customers’ businesses, and a decrease in consumer confidence, and adversely affect business generally. In addition, actions by US federal, state, and local governments to address the pandemic, including travel bans, stay-at-home orders, and school, business, and entertainment venue closures, have had (and may continue to have) a significant adverse effect on our customers and the markets in which we conduct our business. The extent of impacts resulting from the pandemic and other events beyond our control remain dependent on future developments, including but not limited to the effectiveness and level of acceptance of vaccines, new information that may emerge concerning the severity of the pandemic, the duration of the coronavirus pandemic, any resurgence in the number of COVID-19 cases, any development and proliferation of new strains of COVID-19, actions taken to contain the coronavirus or its impact, and other similar factors; all of which are uncertain and cannot be predicted.

Although new loan originations began to rebound during the latter part of 2020, we believe economic impacts stemming from COVID-19 will continue to influence our loan originations in the near term, both in terms of both a reduction in overall demand for new loans and our continued emphasis on prudent credit risk management, particularly within the context of the continued uncertainty surrounding the economic environment.

Disruptions to our customers or business in general could result in increased risk of delinquencies, defaults, foreclosures, and losses on our loans. The escalation of the pandemic may also negatively impact regional economic conditions for a period of time, which could result in declines in loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations, and deposit availability. If the global response to contain COVID-19 escalates or is unsuccessful, we could experience a material adverse situation that could affect our business, financial condition, results of operations, and cash flows.

The economic environment could pose significant challenges for the Company and could adversely affect our financial condition and results of operations.

Our financial condition and results of operations are dependent on the U.S. economy, generally, and markets we serve, specifically. We primarily serve markets in California, and major metropolitan areas in Washington, Oregon, Arizona, and Nevada, though certain of our products and services are offered nationwide. Financial stress on our customers as a result of an uncertain future economic environment could have an adverse effect on the Company’s customers and their ability to repay their loans, which could adversely affect the Company’s business, financial condition, and results of operations. A weakening of these conditions in the markets in which we operate would likely have an adverse effect on us and others in the financial institutions industry. For example, a deterioration in economic conditions in our markets could drive losses beyond that which is provided for in our allowance for credit losses. We may also face the following risks in connection with these events:

•economic conditions that negatively affect real estate values and the job market may result in the deterioration of the credit quality of our loan portfolio, and such deterioration in credit quality could have a negative impact on our business;
•a decrease in the demand for loans and other products and services offered by us;
•a decrease in deposit balances, including low-cost and non-interest bearing deposits;
•a decrease in the value of our loans or other assets secured by collateral such as commercial or residential real estate;
•a decrease in net interest income derived from our lending and deposit gathering activities;
•a decrease in consumer confidence levels and adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities;
•the processes we use to estimate our allowance for credit losses (“ACL”) under the CECL methodology requires the use of complex judgments, including forecasts of economic conditions, which are difficult to estimate, and adverse economic conditions or expected economic conditions may require us to provide for a significantly greater ACL; and
•our ability to assess the creditworthiness of our customers may be impaired if the methodologies and approaches we use become less effective in controlling charge-offs.

As these conditions or similar ones exist or worsen, we could experience adverse effects on our business, financial condition, and results of operations.

Adverse economic conditions in California, Washington, Oregon, Arizona, or Nevada, may cause us to suffer higher default rates on our loans and reduce the value of the assets we hold as collateral.

Our business activities and credit exposure are concentrated in California, and to a lesser extent Washington, Oregon, Arizona, and Nevada. Difficult economic conditions in these markets may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. In addition, demand for our products and services may decline. Declines in the California real estate market could hurt our business, because the majority of our loans are secured by real estate located within California. As of December 31, 2020, approximately 61% of the aggregate outstanding principal of our loans was secured by real estate were located in California. If real estate values were to decline in California, the collateral for our loans would provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.

MARKET RISKS

Interest rate changes, which are beyond our control, could harm our profitability.

Our profitability depends to a large extent upon net interest income, which is the difference between interest income and dividends we earn on interest-earning assets, such as loans and investments, and interest expense we pay on interest-bearing liabilities, such as deposits and borrowings. Any change in general market interest rates, whether as a result of changes in the monetary policy of the Federal Reserve or otherwise, may have a significant effect on net interest income and prepayments on our loans. Since March 2020, the Federal Reserve Board’s Open Market Committee has maintained its federal funds rate target in a range of 0% to 0.25%.

Our assets and liabilities may react differently to changes in overall interest rates or conditions. In general, higher interest rates are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Further, if interest rates decline, our loans may be refinanced at lower rates or paid off and our investments may be prepaid earlier than expected. If that occurs, we may have to redeploy the loan or investment proceeds into lower yielding assets, which might also decrease our income. Also, as many of our loans currently have interest rate floors, a rise in rates may increase the cost of our deposits while the rates on the loans remain at their floors, which could decrease our net interest income. Accordingly, changes in levels of market interest rates could materially and adversely affect our financial condition, loan origination volumes, net interest margin, results of operations, and profitability. Changes in interest rates also have a significant impact on the carrying value of certain of our assets, including loans, real estate, and investment securities, on our balance sheet.

We may incur debt in the future and that debt may also be sensitive to interest rates. Further, federal monetary policy significantly affects credit conditions for us, as well as for our borrowers, particularly as implemented by the Federal Reserve, primarily through open market operations in U.S. government securities, the federal funds rate target, the discount rate for bank borrowings, and reserve requirements. A material change in any of these conditions could have a material impact on us or our customers (including borrowers), and therefore on our results of operations.

The Company’s sensitivity to changes in interest rates is low in a rising interest rate environment based on the current profile of the Company’s loan portfolio and low-cost and no-cost deposits. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” At December 31, 2020, we had $2.91 billion in interest-bearing demand deposits. In addition, at December 31, 2020, we had $5.66 billion in money market and savings deposits. If the interest rates on our loans increase comparably faster than the interest rate on our interest-bearing demand deposits, money market, and savings deposits, our core deposit balances may decrease as customers use those funds to repay higher cost loans. In addition, if we need to offer additional interest-bearing demand deposit products or higher interest rates on our current interest-bearing demand, money market, or savings deposit accounts in order to maintain current customers or attract new customers, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer competitive rates sufficient to retain these accounts, our core deposits may be reduced, which would require us to seek alternative funding sources or risk slowing our future asset growth. In these circumstances, our net interest income may decrease, which may adversely affect our financial condition and results of operations.

As interest rates rise, our existing customers who have adjustable rate loans may see their loan payments increase and, as a result, may experience difficulty repaying those loans, which in turn could lead to higher losses for us. Increasing delinquencies, non-accrual loans, and defaults lead to higher loan loss provisions, and potentially greater eventual losses that would lower our current profitability and capital ratios.

Changes in the fair value of our investment securities may reduce our stockholders’ equity and net income.

At December 31, 2020, $3.93 billion of our securities were classified as available-for-sale with an aggregate net unrealized gain of $84.4 million. We increase or decrease stockholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the case of equity securities, which have no stated maturity, the declines in fair value may or may not be recovered over time.

At December 31, 2020, we had stock holdings in the FHLB of San Francisco totaling $17.3 million, $74.4 million in FRB stock, and $25.4 million in other stock, all carried at cost. The stock held by us is subject to recoverability testing under applicable accounting standards. For the year ended December 31, 2020, we did not recognize an impairment charge related to our stock holdings. There can be no assurance that future negative changes to the financial condition of the issuers may require us to recognize an impairment charge with respect to such stock holdings.

We may be adversely impacted by the transition from LIBOR as a reference rate.

In 2017, the Financial Conduct Authority announced that after 2021 it will no longer compel banks to submit the rates required to calculate LIBOR. In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021; but, the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, the bank regulatory agencies have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.

There is uncertainty as to what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. In response, the Alternative Reference Rates Committee (“ARRC”) was convened in the U.S. to explore alternative reference rates and supporting processes. The ARRC identified a potential successor rate to LIBOR in the SOFR and crafted the Paced Transition Plan to facilitate the transition. However, there are conceptual and technical differences between LIBOR and SOFR that remain unresolved at this time.

We have a significant number of loans, some securities and borrowings, and some deposit products with attributes that are either directly or indirectly dependent on LIBOR. We have not yet determined the optimal reference rate(s) that we will ultimately use for our financial instruments going forward. We have organized a multidisciplinary project team to identify operational and contractual best practices, assess our risks, identify the detailed list of all financial instruments impacted, manage the transition, facilitate communication with our customers and counterparties, and monitor the impacts. We drafted and began including fallback language in our loan agreements beginning in 2018.

The transition from LIBOR could create considerable costs and additional risk. The uncertainty as to the nature and effect of the discontinuance of LIBOR may adversely affect the value of, the return on or the expenses associated with our financial assets and liabilities that are based on or are linked to LIBOR, may require extensive changes to the contracts that govern these LIBOR-based products as well as our systems and processes, and could impact our pricing and interest rate risk models, our loan product structures, our funding costs, our valuation tools and result in increased compliance and operational costs. In addition, the market transition away from LIBOR to an alternative reference rate could prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate, and result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based financial instruments. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation.

Although we are currently unable to assess the ultimate impact of the transition from LIBOR, the failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

CREDIT RISKS

We may suffer losses in our loan portfolio in excess of losses previously estimated.

Our total nonperforming assets amounted to $29.2 million, or 0.15% of our total assets, at December 31, 2020, an increase from $9.0 million or 0.08% at December 31, 2019. We had $16.9 million of net loan charge-offs for 2020, an increase from $7.5 million in 2019. Our provision for credit losses on loans was $172.3 million in 2020, an increase from $7.1 million in 2019. If increases in our nonperforming assets occur in the future, our net loan charge-offs and/or provision for credit losses may also increase, which may have an adverse effect upon our future results of operations and capital.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. These practices generally include analysis of a borrower’s available cash flow (determined using financial statements and tax returns) and cash flow projections, valuation of collateral based on reports of independent appraisers, prior credit history, and liquid asset verifications. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria but subsequently deteriorate, and these losses may exceed the amounts set aside as reserves in our ACL under the CECL methodology (and ALLL prior to January 1, 2020).

On January 1, 2020, we changed the way we estimate credit losses by replacing the incurred loss model used to determine the allowance for loan losses, or ALLL, with the current expected credit losses, or CECL, model. The CECL model incorporates the use of and is more reliant on reasonable and supportable forecasts of economic conditions, including, but not limited to: forecasts of GDP growth rates, levels of unemployment, vacancy rates, and changes in the value of commercial real estate properties.

Although we maintain an ACL at a level that we believe is adequate to absorb future expected credit losses under the CECL model, changes in economic, operating, and other conditions, including a sharp decline in real estate values and changes in interest rates, which are beyond our control, may cause our actual loan losses to exceed our current allowance estimates, which will adversely affect our financial condition and results of operations.

In addition, the Federal Reserve and the DFPI, as part of their supervisory function, periodically review our credit loss reserves. Either agency may require us to increase our provision for loan losses or to recognize further loan losses, based on their judgments, which may be different from those of our management and could adversely affect our financial condition and results of operations.

Our level of credit risk could increase due to our focus on commercial lending and the concentration on small and middle market business customers, who can have heightened vulnerability to economic conditions.

As of December 31, 2020, our commercial real estate loans amounted to $10.77 billion, or 81.3% of our total loan portfolio, and our commercial business loans amounted to $2.23 billion, or 16.8% of our total loan portfolio. At such date, our largest outstanding C&I loan was $86.7 million, our largest multiple borrower relationship was $165.4 million and our largest outstanding CRE loan was $94.1 million. CRE and commercial business loans are generally considered riskier than single-family or multi-family residential loans because they have larger balances to a single borrower or group of related borrowers. CRE and commercial business loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans. Most of the Company’s commercial business loans are made to small or middle market business customers who may have a heightened vulnerability to economic conditions. Moreover, a portion of these borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our financial condition and results of operations.

LEGAL AND REGULATORY COMPLIANCE RISKS

We are subject to extensive regulation, which could adversely affect our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on all or part of our operations. Federal and state banking regulators have significant discretion and authority to prevent or remedy what they perceive to be unsafe or unsound practices or violations of laws or regulations by financial institutions and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory authority may have a negative impact on our financial condition and results of operations. Additionally, in order to conduct certain activities, including acquisitions, we are required to obtain regulatory approval. There can be no assurance that any required approvals can be obtained, or obtained without conditions or on a timeframe acceptable to the Company. The laws, rules and regulations applicable to us are subject to regular modification and change. Regulations affecting banks and other financial institutions, such as the Dodd-Frank Act, are continuously reviewed and change frequently. The ultimate effect of such changes cannot be predicted. Compliance with such regulations and laws may increase our costs and limit our ability to pursue business opportunities. There can be no assurance that laws, rules and regulations will not be proposed or adopted in the future, which could (i) make compliance much more difficult or expensive, (ii) restrict our ability to originate, modify, broker or sell loans or accept certain deposits, (iii) restrict our ability to collect on defaulted loans or foreclose on property securing loans, (iv) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (v) otherwise materially and adversely affect our business or prospects for business. These risks could affect our deposit funding and the performance and value of our loan and investment securities portfolios, which could negatively affect our financial performance and financial condition.

Federal and state regulatory agencies, including the Federal Reserve, the DFPI, and the CFPB, periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, a regulatory agency were to determine in its discretion that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory, or that the Company or its management was in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against the Bank or our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.

Regulations relating to privacy, information security, and data protection could increase our costs, affect or limit how we collect and use personal information, and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, such as the Gramm-Leach-Bliley Act, which among other things requires privacy disclosures, and maintenance of a robust security program that are increasingly subject to change which could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. We are also subject to the California Consumer Privacy Act of 2018, which came into effect on January 1, 2020, and provides a new private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. Our regulators also hold us responsible for privacy and data protection obligations performed by our third party service providers while providing services to us.

New or changes to existing laws increase our costs of compliance and business operations and could reduce income from certain business initiatives, including increased privacy-related enforcement activity, higher compliance and technology costs and could restrict our ability to provide certain products and services. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

We are subject to heightened regulatory requirements as our total assets exceed $10 billion.

Our total assets were approximately $20 billion as of December 31, 2020, and our total assets have exceeded $10 billion since July 2018. The Dodd-Frank Act and its implementing regulations impose various additional requirements on banks and bank holding companies with $10 billion or more in total assets, including a more frequent and enhanced regulatory examination regime. In addition, banks with $10 billion or more in total assets (including our bank) are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations, with the Federal Reserve maintaining supervision over some consumer related regulations. In light of the recent change in the U.S. Presidential administration, there is some uncertainty as to how the CFPB examination and regulatory authority might impact our business in the near and medium terms.

One key Dodd-Frank Act requirement applicable to banks with $10 billion or more in total assets has been compulsory stress testing (Dodd-Frank Act Stress Test or “DFAST”). The Economic Growth, Regulatory Relief, and Consumer Protection Act, signed into law on May 24, 2018, increased the asset threshold at which company-run stress tests are required from $10 billion to $250 billion. The elimination of DFAST has not eliminated the expectation of the regulatory agencies that we will conduct enhanced capital stress testing. However, standards establishing the framework surrounding such expectations have not been announced. The unknown nature and extent of future stress testing requirements creates uncertainty with respect to the impact of those requirements on our business. In addition, compliance with stress testing requirements may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition, or results of operations.

Since July 1, 2019, we became subject to reduced interchange income, which has resulted in reduced revenues. Debit card interchange fee restrictions set forth in the Dodd-Frank Act, which is known as the Durbin Amendment, as implemented by regulations of the Federal Reserve, cap the maximum debit interchange fee that a bank debit card issuer with $10 billion or more in total assets may receive per transaction at the sum of $0.21 plus five basis points. A debit card issuer that adopts certain fraud prevention procedures may charge an additional $0.01 per transaction. Becoming subject to the Durbin Amendment has negatively affected, and may in the future negatively affect our debit card related fee income and pre-tax earnings.

We remain subject to the risk of litigation and repurchase demands associated with our participation in the SBA PPP loan program and subsequent sale of our PPP loan portfolio, which could have a material adverse impact on our business, financial condition, and results of operations.

The Company participated in the SBA Payment Protection Program (“PPP”) that was created to help eligible businesses, organizations and self-employed persons fund certain operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP provided certain conditions are met. On July 28, 2020, the Company completed the sale of its entire portfolio of PPP loans. Nevertheless, the Company remains subject to potential litigation and repurchase demands related to its participation in the program. If a deficiency in the manner in which a PPP loan was originated is identified to be the result of the Company’s noncompliance with PPP requirements, the SBA may deny its liability under the guaranty and a repurchase demand could be triggered. Other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Any material financial liability, litigation costs, or reputational damage caused by PPP related litigation or repurchase demands could have an adverse impact on our business, financial condition, and results of operations.

RISK RELATED TO RISK MANAGEMENT

A failure, interruption, or breach in the security of our systems, or those of contracted vendors, could disrupt our business, result in the disclosure of confidential information, damage our reputation, and create significant financial and legal exposure.

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

Many financial institutions, including the Company, have been subjected to attempts to infiltrate the security of their websites or other systems, some involving sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, including through the introduction of computer viruses or malware, cyber-attacks and other means. We have been targeted by individuals and groups using phishing campaigns, pretext calling, malicious code and viruses, and have experienced distributed denial-of-service attacks with the objective of disrupting on-line banking services and expect to be subject to such attacks in the future.

Despite efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate, detect or recognize threats to our systems or to implement effective preventive measures against all security breaches of these types inside or outside our business, especially because the techniques used change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including individuals or groups who are associated with external service providers or who are or may be involved in organized crime or linked to terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers, third-party service providers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. Similar to other companies, risks and exposures related to cybersecurity attacks have increased as a result of the COVID-19 pandemic, the related increased reliance on remote working and increase in digital operations in efforts to comply with state and local mandates. Such risks and exposures are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats and the expanding use of technology, as our web-based product offerings grow or we expand internal usage of web-based applications.

A successful penetration or circumvention of the security of our systems, including those of our third-party vendors, could cause serious negative consequences, including significant disruption of our operations, misappropriation of confidential information, or damage to computers or systems, and may result in violations of applicable privacy and other laws, financial loss, loss of confidence in our security measures, customer dissatisfaction, increased insurance premiums, significant litigation exposure and harm to our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

We rely on other companies to provide key components of our business infrastructure.

We rely on certain third parties to provide products and services necessary to maintain day-to-day operations, such as data processing and storage, recording and monitoring transactions, on-line banking interfaces and services, Internet connections, telecommunications, and network access. Even though we have a vendor risk management program to help us carefully select and monitor the performance of third parties, we do not control their actions. The failure of a third-party to perform in accordance with the contracted arrangements under service level agreements as a result of changes in the third party’s organizational structure, financial condition, support for existing products and services, strategic focus, system interruption or breaches, or for any other reason, could be disruptive to our operations, which could have a material adverse effect on our business, financial condition and results of operations. Replacing these third parties could also create significant delays and expense. Accordingly, use of such third parties introduces additional risks to our business operations.

A natural disaster or recurring energy shortage, especially in California, as well as other risks related to the issue of climate change, could harm our business.

We are based in Irvine, California and, at December 31, 2020, approximately 61% of the aggregate outstanding principal of our loans was tied to businesses or secured by real estate located in California. In addition, the computer systems that operate our Internet websites and some of their back-up systems are located in Irvine, California and Las Vegas, Nevada. Historically, California has been vulnerable to natural disasters, such as earthquakes, wildfires, floods, mudslides, and droughts. Certain of these natural disasters may be exacerbated by changing climate conditions.

Natural or man-made disasters and severe weather events may cause operational disruptions and damage to both our properties and properties securing our loans. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our information technology structure and websites, which could prevent us from gathering deposits, originating loans, and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial, and management information systems. The measures we implemented to mitigate the risk of business interruption from natural disasters may not protect us fully from the effects of a natural disaster. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio. Uninsured or underinsured disasters may reduce borrowers’ ability to repay mortgage loans. Disasters or recurring power outages may diminish the profitability of our business customers and reduce their ability to repay business loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. California has also experienced energy and water shortages, which, if they recur, could impair the value of the real estate or hinder the operations of businesses, including agricultural businesses, in those areas affected. The occurrence of natural disasters or energy shortages in California could have a material adverse effect on our business prospects, financial condition, and results of operations.

Further, political and social attention to the issue of climate change has increased. Federal and state legislatures and regulatory agencies continue to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. As a financial institution, it is unclear how future government regulations and shifts in business trends resulting from increased concern about climate change will affect our operations.

RISKS RELATED TO STRATEGIC GROWTH

Acquisitions may disrupt our business.

We have consummated eleven acquisitions since 2010. Most recently, we completed the acquisition of Opus, a California state chartered bank with approximately $8 billion in total assets on June 1, 2020. The success of the Opus acquisition or any future acquisition we may consummate will depend on, among other things, our ability to realize the anticipated revenue enhancements and efficiencies and to combine our business with the business of the target institution in a manner that does not materially disrupt the existing customer relationships of either institution, or result in decreased revenues resulting from any loss of customers, and that permits growth opportunities to occur. If we are not able to successfully achieve these objectives, the anticipated benefits of the subject acquisition may not be realized fully or at all or may take longer to realize than expected.

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

The acquisition of Opus was an all-stock transaction valued at approximately $749.6 million as of the date of close. The consideration payable to Opus stockholders upon consummation of the acquisition consisted of whole shares of the Corporation’s common stock and cash in lieu of fractional shares of the Corporation’s common stock. We issued approximately 34.4 million shares of common stock to Opus stockholders in connection with the acquisition, and the transaction resulted in initial tangible book value dilution of 2.8%, or $0.53 per share at the time of closing with an earnback period of 1.8 years. Future mergers or acquisitions, if any, may involve cash, debt or equity securities as transaction consideration. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our stock’s tangible book value and net income per common share may occur in connection with any future transaction. We cannot say with any certainty that we will be able to consummate, or if consummated, successfully integrate any future acquisitions, or that we will not incur disruptions or unexpected expenses in integrating such acquisitions. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from pending or future acquisitions could have a material adverse effect on our financial condition and results of operations.

Changes in the value of goodwill and intangible assets could reduce our earnings.

When the Company acquires a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill is determined by the excess of the purchase price over the fair value of the net identifiable assets acquired. As of December 31, 2020, the Company had approximately $984.1 million of goodwill and intangible assets, which includes goodwill of approximately $898.6 million resulting from the acquisitions the Company has consummated since 2011. The Company accounts for goodwill and intangible assets in accordance with GAAP, which requires goodwill be tested for impairment at least annually, at the reporting unit level, or more frequently if events and circumstances lead management to believe the value of goodwill may be impaired. GAAP also requires that intangible assets other than goodwill be tested for impairment when events and circumstances change, indicating that their carrying value may not be recoverable. For intangible assets other than goodwill, the Company first performs a qualitative assessment to determine if the carrying value of such assets may not be recoverable. A quantitative assessment is followed to determine the amount of impairment in the event the carrying value of such assets are deemed not recoverable. Impairment is measured as the amount by which their carrying value exceeds their estimated fair value.

In testing goodwill for impairment, GAAP allows the Company to first perform a qualitative assessment to determine if it is more likely than not the carrying value of those assets are impaired. The Company’s qualitative assessment considers known positive and negative as well as any mitigating events and circumstances associated with each relevant factor that may be deemed to have an impact on the value of the Company. Such factors may include various relevant economic, industry, market and company specific factors that may have an impact on the value of the Company. Should the Company’s qualitative assessment indicate the value of goodwill and intangible assets could be impaired, a quantitative assessment is then performed to determine whether there is impairment. However, GAAP also allows the Company, at its option, to unconditionally forego the qualitative assessment and proceed directly to a quantitative assessment. This assessment involves determining the fair value of the reporting unit (which in our case is the Company) and comparing that determination of fair value to the carrying value of the Company in order to quantify the amount of possible impairment. If the fair value of the reporting unit is below its carrying value, the Company would then recognize the amount of impairment as the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the total amount of goodwill allocated to the reporting unit. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates, and other external factors (such as natural disasters, pandemics such as the Covid-19 pandemic, or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and result in a goodwill impairment charge at a future date. If we were to conclude that a future write-down of our goodwill or intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition, and results of operations.

RISKS RELATED TO COMPETITION

Our ability to attract and retain qualified employees is critical to our success.

Our employees are our most important resource. Competition for qualified personnel is intense in many areas of the financial services industry. We endeavor to attract talented and diverse new employees and retain and motivate our existing employees to assist in executing our growth, acquisition, and business strategies. We also seek to retain proven, experienced senior employees with superior talent, augmented from time to time by external hires, to provide continuity of succession of our executive management team. Losses of or changes in our current executive officers or other key personnel, or the inability to recruit and retain qualified personnel in the future could materially and adversely affect our financial condition and results of operations.

We face strong competition from financial services companies and other companies that offer banking services, which could materially and adversely affect our business.

The financial services industry has become even more competitive as a result of legislative, regulatory and technological changes and continued banking consolidation, which may increase in connection with current economic, market and political conditions. We face substantial competition in all phases of our operations from a variety of competitors, including national banks, regional banks, community banks and, more recently, financial technology (or "fintech") companies. Many of our competitors offer the same banking services that we offer and our success depends on our ability to adapt our products and services to evolving industry standards. Increased competition in our market may result in reduced new loan production and/or decreased deposit balances or less favorable terms on loans and leases and/or deposit accounts. We also face competition from many other types of financial institutions, including without limitation, non-bank specialty lenders, insurance companies, private investment funds, investment banks, and other financial intermediaries. Many of our competitors have significantly greater resources, established customer bases, more locations, and longer operating histories. Should competition in the financial services industry intensify, our ability to market our products and services may be adversely affected. If we are unable to attract and retain banking customers, we may be unable to grow or maintain the levels of our loans and deposits and our results of operations and financial condition may be adversely affected as a result. Ultimately, we may not be able to compete successfully against current and future competitors.

Failure to keep pace with technological change could adversely affect our business.

The financial services industry experiences continuous technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors, however, have substantially greater resources to invest in technological improvements or are technology focused start-ups with internally developed cloud-native systems that offer improved user interfaces and experiences. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. In addition, we depend on internal and outsourced technology to support all aspects of our business operations. Interruption or failure of these systems creates a risk of business loss as a result of adverse customer experiences and possible diminishing of our reputation, damage claims or civil fines. Failure to successfully keep pace with technological change affecting the financial services industry or to successfully implement core processing strategies could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

LIQUIDITY AND CAPITAL RISKS

We are subject to liquidity risk, which could adversely affect our financial condition and results of operations.
Effective liquidity management is essential for the operation of our business. Although we have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, an inability to raise funds through deposits, borrowings, the sale of investment securities and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market disruption, a decrease in the borrowing capacity assigned to our pledged assets by our secured creditors, or adverse regulatory action against us. Deterioration in economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit our access to some of our customary sources of liquidity, including, but not limited to, inter-bank borrowings and borrowings from the Federal Reserve and FHLB. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry generally as a result of conditions faced by banking organizations in the domestic and international credit markets.

We may need to raise additional capital in the future and such capital may not be available when needed or at all.

We are required by federal and state regulators to maintain adequate levels of capital. We may need to raise additional capital in the future to meet regulatory or other internal requirements. As a publicly traded company, a likely source of additional funds is the capital markets, accomplished generally through the issuance of equity, both common and preferred stock, and the issuance of debt. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance.

We cannot provide any assurance that access to such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers or counter-parties participating in the capital markets, may materially and adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. The inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition, or results of operations.

We are subject to capital adequacy standards, and a failure to meet these standards could adversely affect our financial condition.

The Corporation and the Bank are each subject to capital adequacy and liquidity rules and other regulatory requirements specifying minimum amounts and types of capital that must be maintained. From time to time, the regulators implement changes to these regulatory capital adequacy and liquidity guidelines. If we fail to meet these minimum capital and liquidity guidelines and other regulatory requirements, we may be restricted in the types of activities we may conduct and may be prohibited from taking certain capital actions, such as making payments on certain capital instruments, paying executive bonuses or dividends, and repurchasing or redeeming capital securities.

RISKS FROM ACCOUNTING AND OTHER ESTIMATES

The Company's consolidated financial statements are based in part on assumptions and estimates which, if incorrect, could cause unexpected losses in the future.

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from these estimates. Material estimates subject to change in the near term include, among other items, the allowance for credit losses, particularly in light of the adoption of the new CECL standard on January 1, 2020; the carrying value of goodwill or other intangible assets; the fair value estimates of certain assets and liabilities; and the realization of deferred tax assets and liabilities. These estimates may be adjusted as more current information becomes available, and any adjustment may be significant.

There are risks resulting from the extensive use of models in our business.

We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting or estimating losses, assessing capital adequacy and calculating regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating model output could be adversely affected due to the inaccuracy of that information. Models are often based on historical experience to predict future outcomes, as a result new experiences or events which are not part of historical experience can significantly increase model imprecision and impact model reliability. Model inputs can also include information provided by third parties, such as economic forecasts or macroeconomic variables (unemployment rates, real GDP etc.) upon which we rely. Some of the decisions that our regulators make, including those related to capital distributions, could be affected due to the perception that the quality of the models used to generate the relevant information is insufficient, which could have a negative impact on our ability to make capital distributions in the form of dividends or share repurchases. Our reliance on models continues to increase as rules, guidance and expectations change. The most recent example of this is the additional models used in the determination of our allowance for credit losses under CECL, which we adopted on January 1, 2020.

RISKS RELATED TO INVESTMENTS IN OUR SECURITIES

Dividends from the Bank are a primary source of the Corporation’s liquidity from which, among other things, dividends to stockholders may be paid.

Our ability to pay cash dividends to our stockholders is partially dependent upon receiving dividends from the Bank. The Bank’s ability to pay dividends to us is subject to restrictions set forth in the Financial Code. The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of (1) a bank’s retained earnings and (2) a bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period. However, a bank may, with the approval of the DFPI, make a distribution to its stockholders in an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. In the event that banking regulators determine that the stockholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the regulators may order the bank to refrain from making a proposed distribution.

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

We may reduce or discontinue the payment of dividends on, or repurchases of, our common stock.

Our stockholders are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. In addition, in January 2021, our Board authorized us to repurchase up to 4,725,000 shares of our common stock. We are not required to pay dividends on, or effect repurchases of, our common stock and may reduce or eliminate our common stock dividend and/or share repurchase program in the future. Our ability to pay dividends to our stockholders is subject to the restrictions set forth in Delaware law, by the Federal Reserve, and by certain covenants contained in our subordinated debentures. Notification to the Federal Reserve is also required prior to our declaring and paying a cash dividend to our stockholders during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. We may not pay a dividend if the Federal Reserve objects or until such time as we receive approval from the Federal Reserve or we no longer need to provide notice under applicable regulations. In addition, we may be restricted by applicable law or regulation or actions taken by our regulators, now or in the future, from paying dividends to, or repurchasing shares of our common stock from, our stockholders. We cannot provide assurance that we will continue paying dividends on, or repurchase shares of, our common stock at current levels or at all. A reduction or discontinuance of dividends on our common stock or our share repurchase program could have a material adverse effect on the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES
The Company’s headquarters is located in Irvine, California at 17901 Von Karman Avenue. As of December 31, 2020, our properties included 24 administrative offices and 65 branches. We owned 14 properties and leased the remaining properties throughout the western United States in major metropolitan markets in California, Washington, Oregon, Arizona, Nevada, and Colorado. The lease terms are not individually material and range from month-to-month to ten years from inception date.
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

ITEM 3.  LEGAL PROCEEDINGS

Anschutz Litigation

On April 2, 2020, the Corporation and its directors were named as defendants in a lawsuit brought in U.S. District Court for the Central District of California captioned Anschutz v. Pacific Premier Bancorp, Inc., et al. (Case No. 8:20-cv-00650). This lawsuit was brought by Bennett Anschutz, a shareholder of the Corporation. Mr. Anschutz alleged that the Corporation omitted material facts necessary to make certain statements in the joint proxy statement/prospectus contained in the Corporation’s Registration Statement on Form S-4 (File No.33-237188), as amended by Amendment No. 1 dated April 6, 2020, which was declared effective by the SEC on April 7, 2020 (the “Registration Statement”), not false or misleading. The complaint did not specify any damages, but sought the right to enjoin the Corporation’s acquisition of Opus until further disclosures were made, or in the alternative, recover unspecified damages related to the alleged omissions, as well as interest, attorney’s fees, and litigation costs. On May 6, 2020, plaintiff voluntarily dismissed the lawsuit, without prejudice. The lawsuit was reopened on July 14, 2020, against the Corporation only, for the limited purpose of plaintiff’s motion seeking attorney’s fees related to filing the lawsuit. On October 21, 2020, Mr. Anschutz’s motion for attorney’s fees was denied by the court, which ruled that the information sought by the Anschutz lawsuit was not material.

On November 19, 2020, Mr. Anschutz filed a Notice of Appeal, indicating that he was appealing the District Court’s ruling to the United States Court of Appeals for the Ninth Circuit, which assigned Appellate Case No. 20-56222. On January 19, 2021, Mr. Anschutz filed his opening brief in the appeal, which only sought to re-litigate one of the four alleged omissions stated in the original lawsuit. On February 24, 2021, the parties jointly filed a motion to dismiss the appeal with prejudice, which the Court of Appeals granted on that same day. As a result, this matter has been dismissed with prejudice and is concluded.

Parshall Litigation

On April 21, 2020, Opus, the Opus directors, the Corporation, and the Bank were named as defendants in a lawsuit brought in the United States District Court for the District of Delaware captioned Parshall v. Opus Bank et al. (Case No. 1:20-cv-536). This lawsuit was brought by Paul Parshall, an Opus shareholder. Mr. Parshall alleges that Opus and its directors omitted material facts necessary to make certain statements in the joint proxy statement/prospectus contained in the Registration Statement not false or misleading. It further alleges that the Corporation and the Bank were each a “controlling person” of Opus, and are therefore liable for those supposedly inadequate disclosures. The lawsuit purports to bring this claim on behalf of a class of similarly-situated Opus shareholders, although no class has yet been certified by the court. The complaint sought various forms of relief, much of it now moot, such as an order enjoining the now-completed Opus acquisition and requiring additional pre-Opus acquisition disclosures, as well as unspecified money damages or other monetary relief. The court has not yet authorized service of the lawsuit, and there has been no litigation activity to date. If the District Court authorizes the lawsuit to proceed, the Corporation and the Bank intend to file a motion to dismiss the lawsuit.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Shareholder Information

The common stock of the Corporation has been publicly traded since 1997 and is currently traded on the NASDAQ Global Select Market under the symbol PPBI. As of February 19, 2021, there were approximately 968 holders of record of our common stock.

Equity Compensation Plan Information

The following table provides information as of December 31, 2020, with respect to options outstanding and shares available for future option, restricted stock and restricted stock unit awards under the Company’s active equity incentive plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders:
Pacific Premier Bancorp, Inc. 2004 Long-term Incentive Plan	—		$—		—
Pacific Premier Bancorp, Inc. Amended and Restated 2012 Stock Long-term Incentive Plan	665,265		16.40		2,168,227
Heritage Oaks Bancorp, Inc. 2005 Equity Incentive Plan	13,491		20.18		—
Heritage Oaks Bancorp, Inc. 2015 Equity Incentive Plan	16,358		21.50		656,450	(3)
Equity compensation plans not approved by security holders	—		—		—
Total equity compensation plans	695,114	(1)	$16.84	(2)	2,824,677	(4)

(1) Consists of 309,315 shares issuable upon the exercise of outstanding stock options and 385,799 shares issuable in settlement of outstanding RSUs and dividend equivalent rights. Excludes 883,445 outstanding shares of unvested restricted stock (these do not constitutes “rights” under SEC rules).
(2) The weighted-average exercise price includes all outstanding stock options but does not include restricted stock units, all of which do not have an exercise price. If restricted stock units were included in this calculation, treating such awards as having an exercise price of zero, the weighted average exercise price of outstanding options, warrants and rights would be $7.49.
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

Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock with that of the NASDAQ Composite Index (U.S. companies), the Keefe, Bruyette and Woods (“KBW”) Nasdaq Regional Banking Index (“KRX”), and the NASDAQ Bank Stocks Index from December 31, 2015 through December 31, 2020. In this 2020 Form 10-K, the Company added the KBW Nasdaq Regional Bank Index to the PPBI’s total return to stockholders comparison over the five-year period. This index reflects the performance of U.S. companies that do business as regional banks or thrifts, which the Company believes represents an appropriate index for purposes of comparing the Company’s stock performance to the stock performance of industry participants whose businesses are most similar to the Company’s business. The graph is based on an investment of $100 in our common stock at its closing price on December 31, 2015.

Total Return to Stockholders
(Assumes $100 investment on 12/31/2015)

280
260
240
220
200
180
160
140
120
100
80
Index Value
12/31/15
12/30/16
12/29/17
12/31/18
12/31/19
12/31/20
Pacific Premier Bancorp, Inc.
NASDAQ Composite Index
KBW Nasdaq Regional Banking Index
NASDAQ Bank Stocks Index

Total Return Analysis	12/31/2015	12/30/2016	12/29/2017	12/31/2018	12/31/2019	12/31/2020
Pacific Premier Bancorp, Inc.	$100.00	$166.35	$188.24	$120.09	$157.92	$158.47
NASDAQ Composite Index	100.00	108.97	141.36	137.39	187.87	272.51
KBW Nasdaq Regional Banking Index	100.00	139.12	141.63	116.86	144.76	132.18
NASDAQ Bank Stocks Index	100.00	137.97	145.50	121.96	151.69	140.31

Dividends

In January 2019, we announced the initiation of a quarterly cash dividend. Our annual common equity cash dividend was $1.03 per share in 2020, compared to $0.88 per share in 2019, an increase of $0.15 or 17%.

The following table summarizes the Company’s quarterly common equity dividend declared during the periods indicated:

	Year Ended December 31,
	2020	2019
First quarter	$0.25	$0.22
Second quarter	0.25	0.22
Third quarter	0.25	0.22
Fourth quarter	0.28	0.22
Total	$1.03	$0.88

On January 21, 2021, the Corporation’s Board of Directors increased our quarterly cash dividend by $0.02 per share, or 7% to $0.30 per share, payable on February 12, 2021 to shareholders of record on February 5, 2021. The Corporation anticipates continuing a regular quarterly cash dividend. However, we have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions, and any other factors that our Board of Directors may deem relevant.

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

Issuer Purchases of Equity Securities

On January 11, 2021, the Company’s Board of Directors approved a new stock repurchase program, which authorized the repurchase up to 4,725,000 shares of its common stock, representing approximately 5% of the Company’s issued and outstanding shares of common stock and approximately $150 million of common stock as of December 31, 2020 based on the closing price of the Company’s common stock on December 31, 2020. The stock repurchase program may be limited or terminated at any time without notice. The new stock repurchase program replaces and supersedes the previous $100 million stock repurchase program approved by the Board in December 2019, which the Company announced was suspended indefinitely in March 2020. The Company had not repurchased any shares of common stock under the previous stock repurchase program.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter of 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 to October 31, 2020	—	—	—	$100,000,000
November 1, 2020 to November 30, 2020	—	—	—	100,000,000
December 1, 2020 to December 31, 2020	—	—	—	100,000,000
Total	—		—

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

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Operating Data
Interest income	$630,726	$526,107	$448,423	$270,005	$166,605
Interest expense	56,515	78,806	55,712	22,503	13,530
Net interest income	574,211	447,301	392,711	247,502	153,075
Provision for credit losses	191,816	5,719	8,253	8,432	9,296
Net interest income after provision for credit losses	382,395	441,582	384,458	239,070	143,779
Net gains from loan sales	8,609	6,642	10,759	12,468	9,539
Other noninterest income	62,716	28,594	20,268	18,646	10,063
Noninterest expense	381,119	259,065	249,905	167,958	98,063
Income before income tax	72,601	217,753	165,580	102,226	65,318
Income tax	12,250	58,035	42,240	42,126	25,215
Net income	$60,351	$159,718	$123,340	$60,100	$40,103
Pre-provision net revenue (1)	$313,546	$224,128	$192,287	$131,660	$79,002
Share Data
Earnings per share:
Basic	$0.75	$2.62	$2.29	$1.59	$1.49
Diluted	0.75	2.60	2.26	1.56	1.46
Weighted average common shares outstanding:
Basic	79,209,560	60,339,714	53,963,047	37,705,556	26,931,634
Diluted	79,506,274	60,692,281	54,613,057	38,511,261	27,439,159
Book value per share (basic)	$29.07	$33.82	$31.52	$26.86	$16.54
Book value per share (diluted)	29.03	33.69	31.38	26.73	16.78
Common equity dividends declared per share	1.03	0.88	—	—	—
Dividend payout ratio (2)	137.33%	33.59%	—%	—%	—%
Selected Balance Sheet Data
Total assets	$19,736,544	$11,776,012	$11,487,387	$8,024,501	$4,036,311
Securities, FHLB, FRB, and other stock	4,071,902	1,499,283	1,243,350	871,601	426,832
Loans held for sale, net	601	1,672	5,719	23,426	7,711
Loans held for investment, net	12,968,415	8,686,613	8,800,746	6,167,288	3,220,317
Allowance for credit losses	268,018	35,698	36,072	28,936	21,296
Total deposits	16,214,177	8,898,509	8,658,351	6,085,886	3,145,581
Total borrowings	532,511	732,171	777,994	641,410	397,354
Total stockholders’ equity	2,746,649	2,012,594	1,969,697	1,241,996	459,740
Performance Ratios
Return on average assets	0.36%	1.38%	1.26%	0.99%	1.11%
Return on average equity	2.49	8.00	7.71	6.75	9.30
Average equity to average assets	14.38	17.29	16.33	14.62	11.97
Return on average tangible common equity (1)	4.93	15.69	15.20	11.96	12.80
Pre-provision net revenue on average assets (1)	1.86	1.94	1.96	2.16	2.19
Equity to total assets at end of period	13.92	17.09	17.15	15.48	11.39
Average interest rate spread	3.46	3.75	4.00	4.18	4.22
Net interest margin	3.74	4.33	4.44	4.43	4.48
Efficiency ratio (3)	49.8	50.8	51.6	51.0	53.6
Ratio of interest-earning assets to interest-bearing liabilities	173.39	176.89	169.84	164.66	166.42
Pacific Premier Bank Capital Ratios
Tier 1 leverage ratio	10.89%	12.39%	11.06%	11.59%	10.94%
Common equity tier 1 to risk-weighted assets	13.84	13.43	11.87	11.77	11.65
Tier 1 capital to risk-weighted assets	13.84	13.43	11.87	11.77	11.65
Total capital to risk-weighted assets	15.89	13.83	12.28	12.22	12.29
Pacific Premier Bancorp, Inc. Capital Ratios
Tier 1 leverage ratio	9.47%	10.54%	10.38%	10.61%	9.78%
Common equity tier 1 to risk-weighted assets	12.04	11.35	10.88	10.48	10.12
Tier 1 capital to risk-weighted assets	12.04	11.42	11.13	10.78	10.41
Total capital to risk-weighted assets	16.31	13.81	12.39	12.46	12.72
Asset Quality Ratios
Nonperforming loans as a percent of loans held for investment	0.22%	0.10%	0.05%	0.05%	0.04%
Nonperforming assets as a percent of total assets	0.15	0.08	0.04	0.04	0.04
Net charge-offs to average total loans, net	0.14	0.09	0.01	0.02	0.17
Allowance for credit losses to loans held for investment	2.02	0.41	0.41	0.47	0.66
Allowance for credit losses as a percent of nonperforming loans	918	419	747	892	1,876

(1) A reconciliation of the non-GAAP measures of pre-provision net revenue, return on average tangible common equity, and pre-provision net revenue on average assets derived from GAAP measures are set forth in the “Non-GAAP Measurements” section included herein at Item 7 of this Form 10-K.

(2) Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.
(3) Represents the ratio of noninterest expense less other real estate owned operations, amortization of intangible assets, and merger related expense to the sum of net interest income before provision for credit losses and total noninterest income less gains/(loss) on sale of securities, other-than-temporary impairment recovery/(loss) on investment securities, gain on acquisitions, gain/(loss) from other real estate owned, and gain/(loss) from debt extinguishment.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition, results of operation, liquidity, and capital resources. This section should be read in conjunction with the disclosures regarding “Forward-Looking Statements” set forth in “Item I. Business-Forward Looking Statements”, as well as the discussion set forth in “Item 8. Financial Statements and Supplementary Data,” including the Notes to Consolidated Financial Statements.

Summary

Our principal business is attracting deposits from small- and middle-market businesses, corporations and consumers and investing those deposits, together with funds generated from operations and borrowings, primarily in commercial loans and various types of commercial real estate loans. The Company expects to fund substantially all of the loans that it originates or purchases through deposits, FHLB advances and other borrowings, and internally generated funds. Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities, and the levels of savings in the Company’s market area. The Company generates the majority of its revenues from interest income on loans that it originates and purchases, and income from investment in securities. The Company also provides its clients with financial products and services which generate noninterest income such as service charges on customer accounts, trust custodial account fees, and escrow and exchange fees. The Company’s revenues are partially offset by interest expense paid on deposits and borrowings, the provision for credit losses, and noninterest expenses, such as operating expenses. The Company’s operating expenses primarily consist of employee compensation and benefit expenses, premises and occupancy expenses, data processing, deposit expenses, and other general expenses. The Company’s results of operations are also affected by prevailing economic conditions, competition, acquisitions, government policies, and other actions of regulatory agencies.

The COVID-19 Pandemic

The COVID-19 outbreak was declared a Public Health Emergency of International Concern by the World Health Organization on January 30, 2020 and a pandemic by the World Health Organization on March 11, 2020. The ongoing COVID-19 global pandemic and national health emergency has caused significant disruption in the United States and international economies and financial markets. The operations and business results of the Company have been and could continue to be materially adversely affected.

Correspondingly, in early March 2020, the Company began preparing for potential disruptions and government limitations of activity in the markets in which we serve. We activated our Business Continuity Program and Pandemic Preparedness Plan, and were able to quickly execute on multiple initiatives to adjust our operations to protect the health and safety of our employees and clients. We expanded remote-access availability to ensure a greater number of employees have the capability to work from home or other remote locations without impacting our operations while continuing to provide a superior level of customer service. We also reconfigured our corporate headquarter offices and branches to promote social distancing for employees by erecting physical barriers, and provided monthly rapid COVID-19 testing for all employees and their partners. The Company also issued a Company-wide employee appreciation bonus related to the COVID-19 pandemic during the fourth quarter of 2020.

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

The Company continued its efforts to monitor the loan portfolio to identify potential at-risk segments and line of credit draws for deviations from normal activity, increase the allowance allocated to these portfolios, and support our customers affected by the COVID-19 pandemic, including but not limited to the following:

•Participated in the Small Business Administration’s Paycheck Protection Program

We were able to quickly establish our process for participating in the SBA PPP that enabled our clients to utilize this valuable resource beginning in April 2020. Our team executed PPP loans in the initial two rounds of the program, which allowed us to further strengthen and deepen our client relationships, while positively impacting tens of thousands of individuals. In July 2020, the Bank sold its entire SBA PPP loan portfolio with an aggregate amortized cost of $1.13 billion to a seasoned and experienced non-bank lender and servicer of SBA loans, resulting in improved balance sheet liquidity and a gain on sale of approximately of $18.9 million, net of net deferred origination fees and net purchase discounts.

•Implemented a temporary loan modification program for borrowers affected by the COVID-19 pandemic, including payment deferrals, fee waivers, and extensions of repayment terms.

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Bank established COVID-19 temporary modification program, including interest-only payments, or full payment deferrals for clients that are adversely affected by the COVID-19 pandemic. The CARES Act also addressed COVID-19 related modifications and specified that such modifications made during the eligible periods on loans that were current as of December 31, 2019 are not classified as TDRs. In accordance with interagency guidance issued in April 2020, these short-term modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders, including payment deferrals, fee waivers, and extensions of repayment terms, do not need to be classified as TDRs if the loans were current at the time a modification plan was implemented. The Consolidated Appropriations Act, 2021 (“CAA”), signed into law on December 27, 2020, extends the period to include modifications to loans held by financial institutions executed between March 1, 2020 and the earlier of (i) January 1, 2022, or (ii) 60 days after the date of termination of the COVID-19 national emergency. As of December 31, 2020, 52 loans with an aggregate amortized cost of $79.5 million, or 0.6% of total loans held for investment, remained under modification due to COVID-19 hardship under the CARES Act. Of those, 5 loans totaling $3.1 million were acquired in connection with the acquisition of Opus. Please also see Note 4 - Loans Held for Investment for additional information.

Additionally, the CARES Act provides for relief on existing and new SBA loans through the Small Business Debt Relief program. As part of the SBA Small Business Debt Relief, the SBA will automatically pay principal, interest and fees of certain SBA loans for a period of six months for both existing loans and new loans issued prior to September 27, 2020. On December 27, 2020, the CAA authorized a second round of SBA payments on covered loans approved before March 27, 2020, for a two-month period beginning with the first payment due on the loan on or after February 1, 2021 and for an additional three-month period for certain eligible borrowers. For new loans approved beginning on February 2, 2021 and ending on September 30, 2021, SBA will make the payments for a three-month period subject to the availability of funds. At December 31, 2020, approximately 507 loans, representing approximately $142.8 million aggregate reported balance, are eligible for this relief. The CARES Act also provides for mortgage payment relief and a foreclosure moratorium.

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

Given the fluidity of the situation, management cannot estimate the long-term impact of the COVID-19 pandemic at this time. During the fourth quarter of 2020, the Company, as part of its annual assessment of its goodwill assets for impairment, made an unconditional election to forego a qualitative assessment of goodwill and proceed directly to the first step in the quantitative assessment of goodwill. The results of this assessment indicated the estimated fair value of the Company exceeded its carrying value and that the value of goodwill assets could be supported and were not impaired. As of December 31, 2020, our goodwill totaled $898.6 million. Please also see Note 8 - Goodwill and Other Intangible Assets for additional discussion concerning goodwill.

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

•Credit quality - Increases in unemployment, declines in consumer confidence, and a reluctance on the part of businesses to invest in and expand their operations, among other things, may result in additional weakness in economic conditions, place strain on our borrowers, and ultimately impact the credit quality of our loan portfolio. We expect this would result in increases in the level of past due, nonaccrual, and classified loans, as well as higher net charge-offs. While certain economic metrics have improved from the initial onset of the COVID-19 pandemic in the first quarter of 2020, there can be no assurance the improvement in economic conditions will continue. As such, future deterioration in credit quality in conjunction with weakened economic conditions, may require us to record additional provisions for credit losses.

•CECL - On January 1, 2020, the Company adopted ASC 326, which requires the Company to measure credit losses on certain financial assets, such as loans and debt securities, using the CECL model. The CECL model for measuring credit losses is highly dependent upon expectations of future economic conditions and requires management judgment. Should expectations concerning future economic conditions continue to deteriorate, the Company may be required to record additional provisions for credit losses.

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

The Corporation issued 34,407,403 shares, net of 165,136 shares for tax withholding from Opus equity award holders, of the Corporation’s common stock valued at $21.62 per share, which was the closing price of the Corporation’s common stock on May 29, 2020, the last trading day prior to the consummation of the acquisition, and paid cash in lieu of fractional shares. The Corporation assumed Opus’s warrants and options, which represented the issuance of up to approximately 406,778 and 9,538 additional shares of the Corporation’s common stock, valued at approximately $1.8 million and $46,000, respectively, and issued substitute restricted stock units in an aggregate amount of $328,000. The value of the total transaction consideration paid amounted to approximately $749.6 million. The Opus warrants assumed by the Corporation expired unexercised on September 30, 2020 and no longer remain outstanding. The Opus options assumed by the Corporation have been fully exercised during the third quarter of 2020.

As a result of the Opus acquisition, the Company acquired Opus and recorded net assets of $659.4 million. The estimated fair value of assets acquired and liabilities assumed primarily consist of the followings:

•$5.81 billion of loans
•$937.1 million of cash and cash equivalents
•$829.9 million of investment securities
•$90.2 million of goodwill
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

The client account integration and system conversion of Opus was completed in October 2020. At the same time, as a result of the Opus acquisition, the Bank consolidated twenty (20) branch offices primarily in California, Washington, and Arizona into nearby branch offices. The consolidated branches were identified largely based on the proximity of neighboring branches, historic growth, and market opportunity to improve further the overall efficiency of operations in line with the Bank's ongoing cost reduction initiatives. Following the branch consolidations, the Bank operates 65 branches in major metropolitan markets in California, Washington, Oregon, Arizona, and Nevada. For additional information about the acquisition of Opus, please see Note 28 - Acquisitions of the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data”.

Critical Accounting Policies and Estimates

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements in Item 8 hereof. The Company’s significant accounting policies are described in Note 1 - Description of Business and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements. Certain accounting policies require management to make estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities; management considers these to be critical accounting policies. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of the Company’s assets and liabilities as well as the Company’s results of operations in future reporting periods.

Allowance for Credit Losses

The Company accounts for credit losses on loans in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination or acquisition. The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated statements of financial condition. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. The Company measures the ACL on commercial real estate loans and commercial loans using a discounted cash flow approach, and a historical loss rate methodology is used to determine the ACL on retail loans. The Company’s discounted cash flow methodology incorporates a probability of default and loss given default model, as well as expectations of future economic conditions, using reasonable and supportable forecasts. The use of reasonable and supportable forecasts require significant judgment, such as selecting forecast scenarios and related scenario-weighting, as well as determining the appropriate length of the forecast horizon. Management leverages economic projections from a reputable and independent third party to inform and provide its reasonable and supportable economic forecasts. Other internal and external indicators of economic forecasts may also be considered by management when developing the forecast metrics. The Company’s ACL model reverts to long-term average loss rates for purposes of estimating expected cash flows beyond a period deemed reasonable and supportable. The Company forecasts economic conditions and expected credit losses over a two-year time horizon before reverting to long-term average loss rates over a period of three years. The duration of the forecast horizon, the period over which forecasts revert to long-term averages, the economic forecasts that management utilizes, as well as additional internal and external indicators of economic forecasts that management considers, may change over time depending on the nature and composition of our loan portfolio. Changes in economic forecasts, in conjunction with changes in loan specific attributes, impact a loan’s probability of default and loss given default, which can drive changes in the determination of the ACL.

Expectations of future cash flows are discounted at the loan’s effective interest rate. The resulting ACL represents the amount by which the loan’s amortized cost exceeds the net present value of a loan’s discounted cash flows. The ACL is recorded through a charge to provision for credit losses and is reduced by charge-offs, net of recoveries on loans previously charged-off. It is the Company’s policy to promptly charge-off loan balances at the time they have been deemed uncollectible.

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

Please also see Note 5 - Allowance for Credit Losses, of the Notes to the Consolidated Financial Statements for additional discussion concerning the Company’s ACL methodology, including discussion concerning economic forecasts used in the determination of the ACL and the estimated impact of COVID-19 on current expectations of economic conditions.

Allowance for Loan Losses

Prior to the Company’s adoption of ASC 326 on January 1, 2020, the Company maintained an allowance for loan and leases losses (“ALLL”) in accordance with ASC 450, Contingencies and ASC 310, Receivables. The ALLL was maintained at a level deemed appropriate by management to provide for known or probable incurred losses in the portfolio as of the date of the consolidated statements of financial condition. Management’s determination of the adequacy of the ALLL was based on an evaluation of the composition of the portfolio, actual historical loss experience, industry charge-off experience on income property loans, current economic conditions and other relevant factors in the area in which the Company’s lending and real estate activities are based. These factors may affect a borrower’s ability to pay as well as the value of the underlying collateral securing loans. The allowance was calculated by applying loss factors to loans held for investment according to loan type and loan credit classification. The loss factors were based primarily upon the Bank’s historical loss experience and industry charge-off experience, and are evaluated on a quarterly basis. Loan credit classifications were based on an internal loan review system, which was designed to provide for the detection of problem loans and assign an appropriate level of ALLL to them. The ALLL was periodically adjusted to reflect the estimated potential impact that relevant internal and external factors may have on losses inherent in the loan portfolio. These factors typically consisted of:

•Changes in lending policies and procedures, including underwriting standards and collection, charge-offs, and recovery practices;
•Changes in the nature and volume of the loan portfolio, including new types of lending;
•Changes in the experience, ability, and depth of lending management and other relevant staff that may have an impact on our loan portfolio;
•Changes in the volume and severity of adversely classified or graded loans;
•Changes in the quality of our loan review system and the management oversight;
•The existence and effect of any concentrations of credit and changes in the level of such concentrations;
•Changes in national, regional, and local economic conditions, including trends in real estate values and the interest rate environment;
•Changes in the value of the underlying collateral for collateral-dependent loans; and
•The effect of external factors, such as competition, legal developments, and regulatory requirements on the level of estimated credit losses in our current loan portfolio.

The ALLL was increased by provisions for loan losses, and reduced by charge-offs, net of recoveries of amounts previously charged-off.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting. Upon obtaining control of the acquired entity, the Company records all identifiable assets and liabilities at their estimated fair values. Goodwill is recorded when the consideration paid for an acquired entity exceeds the estimated fair value of the net assets acquired. Changes to the acquisition date fair values of assets acquired and liabilities assumed may be made as adjustments to goodwill over a 12-month measurement period following the date of acquisition. Such adjustments are attributable to additional information obtained related fair value estimates of the assets acquired and liabilities assumed. Certain costs associated with business combinations are expensed as incurred.

Goodwill

Goodwill assets arise from the acquisition method of accounting for business combinations and represent the excess value of the consideration paid over the fair value of the net assets acquired. Goodwill assets are deemed to have indefinite lives, are not subject to amortization and instead are tested for impairment at least annually. The Company’s policy is to assess goodwill for impairment in the fourth quarter of each year or more frequently if events or circumstances lead management to believe the value of goodwill may be impaired. Impairment testing is performed at the reporting unit level, which is considered the Corporation level as management has identified the Corporation as its sole reporting unit as of the date of the consolidated balance sheets. Management’s assessment of goodwill is performed in accordance with ASC 350-20 - Goodwill and Other - Goodwill, which allows the Company to first perform a qualitative assessment of goodwill to determine if it is more likely than not the fair value of the Company’s equity is below its carrying value. However, GAAP also allows the Company, at its option, to unconditionally forego the qualitative assessment and proceed directly to a quantitative assessment. When performing a qualitative assessment of goodwill, should the results of such analysis indicate it is more likely than not the fair value of the Company’s equity is below its carrying value, the Company then performs the quantitative assessment of goodwill to determine the fair value of the reporting unit and compares it to its carrying value. If the fair value of the reporting unit is below its carrying value, the Company would then recognize the amount of impairment as the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the total amount of goodwill allocated to the reporting unit. Impairment losses are recorded as a charge to noninterest expense.

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

Please also see Note 8 - Goodwill and Other Intangible Assets, of the Notes to the Consolidated Financial Statements for additional discussion concerning the Company’s goodwill and other intangible assets.

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

Fair Value of Financial Instruments

We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available-for-sale, derivative instruments, and equity warrant assets are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other financial assets at fair value on a non-recurring basis, such as collateral dependent loans that are individually evaluated and OREO. These non-recurring fair value adjustments typically involve the application of lower of cost or fair value accounting or write-downs of individual assets. Please also see Note 19 - Fair Value of Financial Instruments of the Consolidated Financial Statements for more information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used, and its impact to earnings, as well as the estimate fair value disclosures for financial instruments not recorded at fair value.

Income Taxes

Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the asset liability method. In estimating future tax consequences, all expected future events other than enactments of changes in tax laws or tax rates are considered. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are to be recognized for temporary differences that will result in deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized. See also Note 15 of the Consolidated Financial Statements in Item 8 hereof.

Operating Results

Overview.  The comparability of financial information is affected by our acquisitions. On June 1, 2020, the Corporation completed the acquisition of Opus, and on July 1, 2018, completed the acquisition of Grandpoint.

Non-GAAP Measurements

The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures and may not be comparable to non-GAAP financial measures that may be presented by other companies. The non-GAAP measures the Company uses include the following:

•Tangible common equity amounts and ratios, tangible assets, and tangible book value per share: These figures represent total shareholders’ equity reduced by the amount of intangible assets, including goodwill. Given that the use of these measures is prevalent among banking regulators, investors, and analysts, we disclose them in addition to equity-to-assets ratio, total assets, and book value per share, respectively.
•Efficiency ratio: This figure represents the ratio of noninterest expense less other real estate owned operations, amortization of intangible assets, and merger-related expense to the sum of net interest income before provision for credit losses and total noninterest income, less gain/(loss) on sale of securities, other-than-temporary impairment (“OTTI”) recovery/(loss) on investment securities, gain/(loss) on sale of other real estate owned, and gain/(loss) from debt extinguishment.
•Return on average tangible common equity: This figure is calculated by excluding amortization of intangible assets and excluding the average intangible assets and average goodwill from the average stockholders’ equity during the period.
•Core net interest income and core net interest margin: Core net interest income is calculated by excluding scheduled accretion income, accelerated accretion income, premium amortization on CDs, and nonrecurring nonaccrual interest paid from net interest income. The core net interest margin is calculated as the ratio of core net interest income to average interest-earning assets.
•Pre-provision net revenue: Pre-provision net revenue is calculated by excluding income tax, provision for credit losses, and merger-related expenses from the net income.

The following tables provide reconciliations of the non-GAAP measures with financial measures defined by GAAP:

Tangible Common Equity Amounts and Ratios

	For the Year Ended December 31,			January 1,
	2020	2019	2018	2020
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$2,746,649	$2,012,594	$1,969,697	$2,012,594
Less: cumulative effect of the change in accounting principle (1)	—	—	—	45,625
Total stockholders' equity, adjusted	2,746,649	2,012,594	1,969,697	1,966,969
Less: intangible assets	984,076	891,634	909,282	891,634
Tangible common equity	$1,762,573	$1,120,960	$1,060,415	$1,075,335

Total assets	$19,736,544	$11,776,012	$11,487,387	$11,776,012
Less: cumulative effect of the change in accounting principle (1)	—	—	—	45,625
Total assets, adjusted	19,736,544	11,776,012	11,487,387	11,730,387
Less: intangible assets	984,076	891,634	909,282	891,634
Tangible assets	$18,752,468	$10,884,378	$10,578,105	$10,884,378

Common equity ratio	13.92%	17.09%	17.15%	16.77%
Less: intangible equity ratio	4.52	6.79	7.13	6.89
Tangible common equity ratio	9.40%	10.30%	10.02%	9.88%

Basic shares outstanding	94,483,136	59,506,057	62,480,755	59,506,057

Book value per share	$29.07	$33.82	$31.52	$33.05
Less: intangible book value per share	10.42	14.98	14.55	14.98
Tangible book value per share	$18.65	$18.84	$16.97	$18.07
______________________________
(1) Related to the adoption of Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. See Note 1 - Description of Business and Summary of Significant Accounting Policies in Item 8 of this Form 10-K.

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share data)
Total stockholders' equity	$1,241,996	$459,740	$298,980	$199,592	$175,226
Less: intangible assets	536,343	111,941	58,002	28,564	24,056
Tangible common equity	$705,653	$347,799	$240,978	$171,028	$151,170

Total assets	$8,024,501	$4,036,311	$2,789,599	$2,037,731	$1,714,187
Less: intangible assets	536,343	111,941	58,002	28,564	24,056
Tangible assets	$7,488,158	$3,924,370	$2,731,597	$2,009,167	$1,690,131

Common equity ratio	15.48%	11.39%	10.72%	9.79%	10.22%
Less: intangible equity ratio	6.06	2.53	1.90	1.28	1.28
Tangible common equity ratio	9.42%	8.86%	8.82%	8.51%	8.94%

Basic shares outstanding	46,245,050	27,798,283	21,570,746	16,903,884	16,656,279

Book value per share	$26.86	$16.54	$13.86	$11.81	$10.52
Less: intangible book value per share	11.60	4.03	2.69	1.69	1.44
Tangible book value per share	$15.26	$12.51	$11.17	$10.12	$9.08

Efficiency Ratio

	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Total noninterest expense	$381,119	$259,065	$249,905
Less: amortization of intangible assets	17,072	17,245	13,594
Less: merger-related expense	49,129	656	18,454
Less: other real estate owned operations, net	1	160	4
Noninterest expense, adjusted	$314,917	$241,004	$217,853

Net interest income before provision for loan losses	$574,211	$447,301	$392,711
Add: total noninterest income	71,325	35,236	31,027
Less: net gain from investment securities	13,882	8,571	1,399
Less: OTTI impairment - securities	2	2	4
Less: net (loss) gain from other real estate owned	(112)	52	281
Less: net loss from debt extinguishment	—	(612)	—
Revenue, adjusted	$631,764	$474,524	$422,054

Efficiency ratio	49.8%	50.8%	51.6%

Return on Average Tangible Common Equity

	For the Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Net income	$60,351	$159,718	$123,340
Plus: amortization of intangible assets expense	17,072	17,245	13,594
Less: amortization of intangible assets expense tax adjustment (1)	4,892	4,986	3,948
Net income for average tangible common equity	$72,531	$171,977	$132,986

Average stockholders’ equity	$2,419,013	$1,996,761	$1,599,886
Less: average intangible assets	86,740	92,339	73,683
Less: average goodwill	861,183	808,535	651,550
Average tangible common equity	$1,471,090	$1,095,887	$874,653

Return on average equity	2.49%	8.00%	7.71%
Return on average tangible common equity	4.93%	15.69%	15.20%
______________________________
(1) Amortization of intangible assets expense adjusted by statutory tax rate

Core Net Interest Margin

	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Net interest income	$574,211	$447,301	$392,711
Less: scheduled accretion income	17,063	9,151	9,164
Less: accelerated accretion income	16,117	11,458	6,918
Less: premium amortization on CD	6,443	521	1,551
Less: nonrecurring nonaccrual interest paid	(95)	470	380
Core net interest income	534,683	425,701	374,698
Less: interest and deferred fee income on SBA PPP loans	6,220	—	—
Core net interest income excluding SBA PPP loans	$528,463	$425,701	$374,698

Average interest-earning assets	$15,373,474	$10,319,552	$8,836,075
Less: average SBA PPP loans	289,187	—	—
Average interest-earning assets excluding SBA PPP loans	$15,084,287	$10,319,552	$8,836,075

Net interest margin	3.74%	4.33%	4.44%
Core net interest margin	3.48%	4.13%	4.24%
Core net interest margin excluding SBA PPP loans	3.50%	4.13%	4.24%

Pre-Provision Net Revenue

	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Interest income	$630,726	$526,107	$448,423
Interest expense	56,515	78,806	55,712
Net interest income	574,211	447,301	392,711
Noninterest income	71,325	35,236	31,027
Revenue	645,536	482,537	423,738
Noninterest expense	381,119	259,065	249,905
Plus: merger-related expense	49,129	656	18,454
Pre-provision net revenue	$313,546	$224,128	$192,287

Average assets	$16,817,242	$11,546,912	$9,794,917

Pre-provision net revenue return on average assets	1.86%	1.94%	1.96%

Net Interest Income.  Our primary source of revenue is net interest income, which is the difference between the interest earned on loans, investment securities, and interest earning balances with financial institutions (“interest-earning assets”) and the interest paid on deposits and borrowings (“interest-bearing liabilities”). Net interest margin is net interest income expressed as a percentage of average interest earning assets. Net interest income is affected by changes in volumes, mix, and rates of interest-earning assets and interest-bearing liabilities, as well as days in a period.

For 2020, net interest income totaled $574.2 million, an increase of $126.9 million, or 28%, from 2019. This reflected an increase in average interest-earning assets of $5.05 billion, primarily due to the acquisition of Opus on June 1, 2020, which at acquisition added $5.81 billion of loans, $937.1 million of cash and cash equivalents, and $829.9 million of investment securities, as well as organic loan growth of $2.54 billion, investment securities purchases of $2.72 billion in 2020, and a lower cost of funds, partially offset by an increase in average interest-bearing liabilities of $3.03 billion, loan paydowns of $1.83 billion, and lower average loan and investment yields. Net interest margin decreased 59 basis points to 3.74% in 2020 from 4.33% in 2019. The decrease was primarily due to yields on interest-earning assets decreasing 100 basis points, driven primarily by the impact of the lower yielding Opus loan portfolio added in June 2020, the shift in interest-earning asset mix, and the deployment of excess liquidity into highly rated, lower yielding investment securities, partially offset by our cost of funds decreasing 44 basis points, driven principally by lower rates paid on deposits resulting from the decline in market interest rates.

For 2019, net interest income totaled $447.3 million, an increase of $54.6 million, or 14%, from 2018. The increase reflected an increase in average interest-earning assets of $1.48 billion, primarily due to the acquisitions of Grandpoint on July 1, 2018, which at acquisition added $2.40 billion of loans, and organic loan growth from new loan originations of $1.56 billion in 2019, partially offset by an increase in average interest-bearing liabilities of $631.4 million and loan paydowns of $1.36 billion. Net interest margin decreased 11 basis points to 4.33% from 4.44% in 2018, primarily due to cost of funds increasing 15 basis points, partially offset by yield on interest-earning assets increasing 3 basis points.

The following table presents the average dollar amounts from selected balance sheet categories calculated from daily average balances and the total dollar amount, including adjustments to yields and costs, of:

•interest income earned from average interest-earning assets and the resultant yields; and
•interest expense incurred from average interest-bearing liabilities and resultant costs, expressed as rates.

The table also sets forth our net interest income, net interest rate spread, and net interest rate margin for the periods indicated. The net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The net interest rate margin reflects the ratio of net interest income as a percentage of interest-earning assets for the year.

	For the Year Ended December 31,
	2020			2019			2018
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Cash and cash equivalents	$912,316	$1,022	0.11%	$187,935	$1,217	0.65%	$221,236	$2,123	0.96%
Investment securities	2,641,260	52,146	1.97	1,363,228	39,227	2.88	1,087,835	30,890	2.84
Loans receivable, net (1)(2)	11,819,898	577,558	4.89	8,768,389	485,663	5.54	7,527,004	415,410	5.52
Total interest-earning assets	15,373,474	630,726	4.10%	10,319,552	526,107	5.10%	8,836,075	448,423	5.07%
Noninterest-earning assets	1,443,768			1,227,360			958,842
Total assets	$16,817,242			$11,546,912			$9,794,917
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$1,994,821	$3,295	0.17%	$549,221	$2,340	0.43%	$438,698	$1,167	0.27%
Money market	4,570,581	19,903	0.44	3,046,593	28,279	0.93	2,624,106	19,567	0.75
Savings	310,368	393	0.13	242,127	382	0.16	241,686	357	0.15
Retail certificates of deposit	1,296,642	9,123	0.70	1,017,445	17,807	1.75	897,033	10,937	1.22
Wholesale/brokered certificates of deposit	177,618	1,622	0.91	389,978	9,489	2.43	334,728	5,625	1.68
Total interest-bearing deposits	8,350,030	34,336	0.41%	5,245,364	58,297	1.11%	4,536,251	37,653	0.83%
FHLB advances and other borrowings	139,441	1,532	1.10	405,188	9,829	2.43	558,518	11,343	2.03
Subordinated debentures	377,037	20,647	5.48	183,383	10,680	5.82	107,732	6,716	6.23
Total borrowings	516,478	22,179	4.29%	588,571	20,509	3.48%	666,250	18,059	2.71%
Total interest-bearing liabilities	8,866,508	56,515	0.64%	5,833,935	78,806	1.35%	5,202,501	55,712	1.07%
Noninterest-bearing deposits	5,224,980			3,564,809			2,909,588
Other liabilities	306,741			151,407			82,942
Total liabilities	14,398,229			9,550,151			8,195,031
Stockholders’ equity	2,419,013			1,996,761			1,599,886
Total liabilities and equity	$16,817,242			$11,546,912			$9,794,917
Net interest income		$574,211			$447,301			$392,711
Net interest rate spread			3.46%			3.75%			4.00%
Net interest margin (3)			3.74%			4.33%			4.44%
Cost of deposits			0.25%			0.66%			0.51%
Cost of funds (4)			0.40%			0.84%			0.69%
Ratio of interest-earning assets to interest-bearing liabilities			173.39%			176.89%			169.84%
______________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums.
(2) Interest income includes net discount accretion of $33.2 million, $20.6 million, and $16.1 million, respectively.
(3) Represents net interest income divided by average interest-earning assets.
(4) Represents annualized total interest expense divided by the sum of average total interest-bearing liabilities and noninterest-bearing deposits.

Changes in our net interest income are a function of changes in volumes, mix, and rates of interest-earning assets and interest-bearing liabilities, as well as days in a period. The following table presents the impact the volume, days in period, and rate changes have had on our net interest income for the years indicated. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•Changes in volume (changes in volume multiplied by the prior period rate);
•Changes in days in a period (changes in days in a period multiplied by daily interest; no changes in days for comparisons of the year ended December 31, 2019 to the year ended December 31, 2018);
•Changes in interest rates (changes in interest rates multiplied by the prior period volume and includes the recognition of discounts/premiums and deferred fees/costs); and
•The net change or the combined impact of volume, days in a period, and rate changes allocated proportionately to changes in volume, days in a period, and changes in interest rates.

	Year Ended December 31, 2020 Compared to Year Ended December 31, 2019 Increase (Decrease) Due to				Year Ended December 31, 2019 Compared to Year Ended December 31, 2018 Increase (Decrease) Due to
	Volume	Days	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest-Earning Assets
Cash and cash equivalents	$(233)	$3	$35	$(195)	$(288)	$(618)	$(906)
Investment securities	19,468	—	(6,549)	12,919	7,898	439	8,337
Loans receivable, net	136,223	1,578	(45,906)	91,895	68,744	1,509	70,253
Total interest-earning assets	155,458	1,581	(52,420)	104,619	76,354	1,330	77,684
Interest-Bearing Liabilities
Interest checking	1,221	9	(275)	955	350	823	1,173
Money market	158,234	54	(166,664)	(8,376)	3,497	5,215	8,712
Savings	31	1	(21)	11	1	24	25
Retail certificates of deposit	7,332	25	(16,041)	(8,684)	1,624	5,246	6,870
Wholesale/brokered certificates of deposit	(3,648)	4	(4,223)	(7,867)	1,043	2,821	3,864
FHLB advances and other borrowings	(4,507)	4	(3,794)	(8,297)	(5,361)	3,847	(1,514)
Subordinated debentures	11,000	—	(1,033)	9,967	4,690	(726)	3,964
Total interest-bearing liabilities	169,663	97	(192,051)	(22,291)	5,844	17,250	23,094
Changes in net interest income	$(14,205)	$1,484	$139,631	$126,910	$70,510	$(15,920)	$54,590

Provision for Credit Losses.  For 2020, we recorded a total of $191.8 million in provision for credit losses compared to $5.7 million recorded in 2019, and $8.3 million recorded for 2018. The significant increase in 2020, which included a $172.3 million provision for loan losses and $19.6 million provision for off-balance sheet loan commitments, was primarily reflective of unfavorable economic forecasts employed in the Company’s CECL model, and the Day 1 provision for credit losses of $84.4 million, which included $75.9 million for loans held for investment and the provision for unfunded commitments of $8.6 million resulting from the acquisition of Opus.

The provision in 2019 included a $1.4 million recapture of provision for credit losses on off-balance sheet loan commitments, as well as a $53,000 provision recapture for loans sold. The provision for 2018 included a $163,000 provision for off-balance sheet loan commitments, slightly offset by a $66,000 provision recapture for loans sold.

Net loan charge-offs for 2020 amounted to $16.9 million, compared to $7.5 million in 2019, and $1.0 million in 2018. The increase was primarily due to the higher charge-offs in commercial and industrial loans and franchise non-real estate secured loans as compared to the same periods last year.

	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Provision for Credit Losses
Provision for loan losses	$172,262	$7,135	$8,156
Provision for unfunded commitments	19,554	(1,363)	163
Provision for sold loans	—	(53)	(66)
Total provision for credit losses	$191,816	$5,719	$8,253

Noninterest Income.  For 2020, noninterest income totaled $71.3 million, an increase of $36.1 million, or 102.4%, from 2019. The increase was primarily related to $16.7 million of trust custodial account fees from our Pacific Premier Trust division acquired in the Opus acquisition, an increase in net gain on sales from investments securities of $5.3 million as the Bank sold $752.6 million of securities during 2020 compared to $543.2 million in 2019, a $2.0 million increase in net gain from loan sales, from $6.6 million in 2019 to $8.6 million in 2020, as well as a $3.7 million increase in earnings on bank-owned life insurance (“BOLI”), primarily due to additional BOLI from Opus. Also, the Bank had an increase in other income of $7.7 million, which is primarily attributable to a $2.7 million escrow and exchange fee income attributable to the Commerce Escrow division acquired in the Opus acquisition, $1.6 million higher income on CRA related equity investments, $1.2 million higher recoveries on pre-acquisition charged-off loans, and $1.4 million lower loan servicing income.

During 2020, we sold $1.38 billion of loans with an average price of 100.4%, compared to 2019 in which we sold $191.5 million of loans with an average price of 103.3%. In 2020, total loans sold included $1.18 billion in SBA and U.S. Department of Agriculture (“USDA”) loans, primarily PPP loans, for a net gain of $20.3 million and $193.8 million in other loans for a net loss of $11.7 million, compared with sales of $99.9 million in SBA and USDA loans with a net gain of $8.4 million and $91.7 million in other loans for a net loss of $1.8 million in 2019.

In addition, the Bank had increases of $943,000, $188,000, and $116,000 in service charges on deposit accounts, loan servicing income, and other service fee income, respectively, reflecting growth in core transaction deposit and loan accounts from both organic growth and the Opus acquisition. These increases were partially offset by a decrease in debit card interchange fee income of $478,000, primarily the result of the Bank becoming a non-exempt institution under the Durbin Amendment that regulates debit card interchange fee income.

For 2019, noninterest income totaled $35.2 million, an increase of $4.2 million, or 13.6%, from 2018. The increase was primarily due to an increase in net gain on sales from investment securities of $7.2 million as the Bank sold $543.2 million of securities during 2019 compared to $393.1 million in 2018 and other income of $845,000, which is primarily attributable to a $2.2 million increase in income on CRA related equity investments, partially offset by $612,000 of loss on debt extinguishment, and lower rental income and recoveries from pre-acquisition charge-offs of $339,000 and $318,000, respectively.

Also, the Bank had increases of $641,000, $536,000, and $395,000 in services charges on deposit accounts, other service fee income, and loan servicing income, respectively, reflecting growth in core transaction deposit and loan accounts from both organic growth and the Grandpoint acquisition. These increases were partially offset by a $4.1 million decrease in gain on loan sales, from $10.8 million in 2018 to $6.6 million in 2019. During 2019, we sold $191.5 million of loans with an average price of 103.3%, compared to 2018 in which we sold $307.5 million of loans with an average price of 103.5%. In 2019, total loans sold included $99.9 million in SBA and USDA loans for a net gain of $8.4 million and $91.7 million in other loans for a net loss of $1.8 million, compared with sales of $123.6 million in SBA and USDA loans for a net gain of $9.3 million and $183.8 million in other loans for a net gain of $1.5 million in 2018.

In addition, debit card interchange fee income decreased $1.3 million, primarily the result of the Bank becoming a non-exempt institution, effective July 1, 2019, under the Durbin Amendment.

	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Noninterest Income
Loan servicing income	$2,028	$1,840	$1,445
Service charges on deposit accounts	6,712	5,769	5,128
Other service fee income	1,554	1,438	902
Debit card interchange fee income	2,526	3,004	4,326
Earnings on BOLI	7,160	3,486	3,427
Net gain from sales of loans	8,609	6,642	10,759
Net gain from sales of investment securities	13,882	8,571	1,399
Trust custodial account fees	16,653	—	—
Other income	12,201	4,486	3,641
Total noninterest income	$71,325	$35,236	$31,027

Noninterest Expense.  For 2020, noninterest expense totaled $381.1 million, an increase of $122.1 million, or 47.1%, from 2019. Merger-related expense increased $48.5 million as compared to 2019, reflecting the costs of the acquisition of Opus in 2020. The increase in noninterest expense excluding merger-related expense was primarily due to higher compensation and benefits of $41.3 million, higher occupancy expense of $12.5 million, higher data processing expense of $8.2 million, and higher deposit expense of $4.4 million, all of which was attributable to increases in personnel, branches, and operations retained from the acquisition of Opus on June 1, 2020. The remaining expense categories grew by $7.2 million, or 11.7%, in 2020, due to both a combination of expense growth related to the acquisition of Opus and increased expenses to support the Company’s organic growth in loans and deposits. The most significant increases in expense from these remaining categories were $2.8 million in FDIC insurance premiums, $2.8 million in legal professional services, and $2.4 million in office expenses.

For 2019, noninterest expense totaled $259.1 million, an increase of $9.2 million, or 3.7%, from 2018. The increase in noninterest expense was mostly due to higher compensation and benefits of $9.3 million, which was primarily related to an increase in staff from our acquisitions of Grandpoint on July 1, 2018 and internal growth in staff to support our overall growth. Occupancy expense grew by $6.2 million in 2019, mostly due to the additional branches retained from the Grandpoint acquisition in 2018. Deposit expense increased by $5.4 million attributable largely to higher deposit balances. The remaining expense categories, excluding merger-related expense, grew by $6.1 million in 2019, due to both a combination of expense growth related to the acquisition of Grandpoint and increased expenses to support the Company’s organic growth in loans and deposits. The most significant increases in expense from these remaining categories were $3.7 million in amortization of intangible assets, $2.8 million in legal and professional services, and $2.3 million in other expenses. Merger-related expense decreased $17.8 million as compared to 2018, reflecting the costs of the acquisition of Grandpoint in 2018.

Our efficiency ratio was 49.8% for 2020, compared to 50.8% for 2019 and 51.6% for 2018.

	For the Year Ended December 31,
	2020	2019	2018
Noninterest Expense	(Dollars in thousands)
Compensation and benefits	$180,452	$139,187	$129,886
Premises and occupancy	43,296	30,758	24,544
Data processing	20,491	12,301	13,412
Other real estate owned operations, net	1	160	4
FDIC insurance premiums	3,571	764	3,002
Legal and professional services	15,633	12,869	10,040
Marketing expense	5,891	6,402	6,151
Office expense	7,216	4,826	5,312
Loan expense	3,531	4,079	3,370
Deposit expense	19,700	15,266	9,916
Merger-related expense	49,129	656	18,454
Amortization of intangible assets	17,072	17,245	13,594
Other expense	15,136	14,552	12,220
Total noninterest expense	$381,119	$259,065	$249,905

Income Taxes. The Company recorded income tax expense of $12.3 million in 2020, compared to $58.0 million in 2019, and $42.2 million in 2018. Our effective tax rate was 16.9% for 2020, 26.7% for 2019, and 25.5% for 2018. The effective tax rate in each year is affected by various items, including tax-exempt income from municipal securities and loans, BOLI, tax benefits associated with low-income housing tax credit (“LIHTC”) investments, merger-related expenses, the settlement of stock compensation, and other permanent differences.

The effective tax rate for 2020 decreased from 2019 primarily attributable to the effect of favorable permanent differences on lower pre-tax book income and a favorable tax rate benefit associated with changes to the 2018 net operating loss (“NOL”) carryback rules from the enactment of the CARES Act on March 27, 2020.

See Note 15 to the Consolidated Financial Statements included in Item 8 hereof for further discussion of income taxes and an explanation of the factors that impact our effective tax rate.

Financial Condition

At December 31, 2020, total assets of the Company were $19.74 billion, an increase of $7.96 billion, or 68%, from total assets of $11.78 billion at December 31, 2019. The increase was a result of the acquisition of Opus, which added $5.81 billion in loans, $937.1 million in cash, $829.9 million in investment securities, $191.4 million in BOLI, and $90.2 million of goodwill, after purchase accounting adjustments. These increases were partially offset by increases of $232.3 million in allowance for credit losses on loans, reflecting a provision for loan losses of $172.3 million, a $55.7 million addition associated with the Company’s adoption of ASC 326 on January 1, 2020, and an initial ACL of $21.2 million with respect to PCD loans from the acquisition of Opus. The provision increase was primarily a result of the Opus acquisition and the unfavorable changes in economic forecasts employed in the Company’s CECL modeling driven by the COVID-19 pandemic.

Investment Securities

Our investment policy, as established by our Asset/Liability Committee, attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement our lending activities. Specifically, our investment policy generally limits our investments to U.S. government securities, federal agency-backed securities, U.S. government-sponsored (“GSE”) guaranteed mortgage-backed securities (“MBS”), which are guaranteed by Fannie Mae (“FNMA”), Freddie Mac (“FHLMC”), Federal Farm Credit Banks (“FFCB”), or Ginnie Mae (“GNMA”), U.S. Treasury, municipal bonds, and corporate bonds, specifically bank debt notes. The Bank has designated all investment securities, other than investments made for CRA purposes, as available-for-sale.

Effective January 1, 2020, the Company adopted the new CECL accounting standard. The Company’s assessment of held-to-maturity and available-for-sale investment securities as of January 1, 2020 indicated that an ACL was not required. The Company determined the likelihood of default on held-to-maturity investment securities was remote, and the amount of expected non-repayment on those investments was zero. The Company also analyzed available-for-sale investment securities that were in an unrealized loss position as of January 1, 2020 and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As of January 1, 2020 or December 31, 2020, there was no ACL for the Company’s held-to-maturity and available-for-sale investment securities. There were no investment securities classified as PCD upon acquisition of Opus during the second quarter of 2020. We recorded no allowance for credit losses for available-for-sale or held-to-maturity investment securities during the twelve months ended December 31, 2020.

Below is a breakdown of the investment security portfolio for the past three years by investment type and designation.

	At December 31,
	2020			2019			2018
	Amortized Cost	Fair Value	% Portfolio	Amortized Cost	Fair Value	% Portfolio	Amortized Cost	Fair Value	% Portfolio
	(Dollars in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury	$30,153	$32,533	0.8%	$60,457	$63,555	4.5%	$59,688	$60,912	5.3%
Agency	666,702	690,386	17.5	240,348	246,358	17.5	128,958	130,070	11.3
Corporate	412,223	415,308	10.5	149,150	151,353	10.8	104,158	103,543	9.0
Municipal bonds	1,412,012	1,446,019	36.5	384,032	397,298	28.2	238,914	238,630	20.8
Collateralized mortgage obligation	513,259	513,366	13.0	9,869	9,984	0.7	24,699	24,338	2.1
Mortgage-backed securities	812,384	833,503	21.1	494,404	499,836	35.6	554,751	545,729	47.6
Total investment securities available-for-sale	3,846,733	3,931,115	99.4	1,338,260	1,368,384	97.3	1,111,168	1,103,222	96.1
Investment Securities Held-to-Maturity:
Mortgage-backed securities	22,124	23,405	0.6	36,114	37,036	2.6	43,381	42,843	3.7
Other	1,608	1,608	—	1,724	1,724	0.1	1,829	1,829	0.2
Total investment securities held-to-maturity	23,732	25,013	0.6	37,838	38,760	2.7	45,210	44,672	3.9
Total investment securities	$3,870,465	$3,956,128	100%	$1,376,098	$1,407,144	100%	$1,156,378	$1,147,894	100%

Our investment securities portfolio amounted to $3.95 billion at December 31, 2020, an increase of $2.55 billion, or 181%, from $1.41 billion at December 31, 2019. The increase was a result of $2.72 billion in purchases, primarily municipal bonds and mortgage-backed securities, $829.9 million acquired in connection with the Opus acquisition, and a mark-to-market fair value adjustment increase of $54.3 million, partially offset by $752.6 million in sales and $298.4 million in principal payments, amortization, and redemptions. In general, the purchase of investment securities primarily related to investing excess liquidity from our banking operations.

The following table sets forth the fair values and weighted average yields on our investment security portfolio by contractual maturity as of the date indicated:

	At December 31, 2020
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury	$—	—%	$32,533	2.45%	$—	—%	$—	—%	$32,533	2.45%
Agency	—	—	365,530	0.99	227,338	1.50	97,518	1.91	690,386	1.28
Corporate	146,471	0.91	9,714	3.59	221,753	3.68	37,370	1.72	415,308	2.52
Municipal bonds	10,525	2.55	3,743	2.51	37,721	2.51	1,394,030	2.11	1,446,019	2.13
Collateralized mortgage obligation	—	—	14,869	0.48	219,509	0.76	278,988	1.35	513,366	1.07
Mortgage-backed securities	—	—	2,313	3.36	216,932	2.36	614,258	1.44	833,503	1.67
Total investment securities available-for-sale	156,996	1.02	428,702	1.16	923,253	2.09	2,422,164	1.84	3,931,115	1.79
Investment Securities Held-to-Maturity:
Mortgage-backed securities	—	—	—	—	—	—	23,405	1.95	23,405	1.95
Other	—	—	—	—	—	—	1,608	0.97	1,608	0.97
Total investment securities held-to-maturity	—	—	—	—	—	—	25,013	1.89	25,013	1.89
Total investment securities	$156,996	1.02%	$428,702	1.16%	$923,253	2.09%	$2,447,177	1.84%	$3,956,128	1.79%

As of December 31, 2020, our investment securities portfolio consisted of $1.45 billion in municipal bonds, $855.6 million in GSE MBS, $690.4 million of agency bonds, $513.4 million in GSE CMOs, $415.3 million in corporate bonds, $32.5 million in U.S. Treasury securities, and $1.6 million in other securities. The total end of period weighted average interest rate on investments at December 31, 2020 was 1.79%, compared to 2.85% at December 31, 2019, reflecting investment securities purchases at lower market yields during 2020.

The following table lists the percentage of our portfolio exposure, including available-for-sale and held-to-maturity securities, to any one issuer as a percentage of capital. The only issuers with greater than 10% exposure are the, FNMA, FHLMC, and FFCB at December 31, 2020 and FNMA at December 31, 2019. At December 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

	At December 31,
	2020			2019
	Amortized Cost	Fair Value	% Capital	Amortized Cost	Fair Value	% Capital
	(Dollars in thousands)
Issuer
FNMA	$751,880	$769,317	28.0%	$369,371	$373,010	18.5%
FHLMC	745,469	749,336	27.3	165,231	167,101	8.3
FFCB	263,822	277,405	10.1	110,993	115,934	5.8

All of the municipal bond securities in our portfolio have an underlying rating of investment grade, with the majority insured by the largest bond insurance companies to bring each of these securities to a Moody’s A+ rating or better. The Company has predominantly purchased general obligation bonds that are risk-weighted at 20% for regulatory capital purposes. The Company reduces its exposure to any single adverse event by holding securities from geographically diversified municipalities. We are continually monitoring the quality of our municipal bond portfolio in accordance with current financial conditions. To our knowledge, none of the municipalities in which we hold bonds are exhibiting financial problems that would require us to record an allowance for credit losses.

The following is a listing of the breakdown by state for our municipal holdings, for all states with greater than 5% of the portfolio listed. 75% of the Texas issues are insured by The Texas Permanent School Fund.

	At December 31, 2020
	Amortized Cost	Fair Value	% Municipal
	(Dollars in thousands)
Issuer
Texas	$762,043	$780,719	54.0%
California	117,065	120,970	8.4
Massachusetts	89,799	92,760	6.4
Other	443,105	451,570	31.2
Total municipal securities	$1,412,012	$1,446,019	100.0%

Loans

Loans held for investment totaled $12.97 billion at December 31, 2020, an increase of $4.28 billion, or 49.3%, from $8.69 billion at December 31, 2019. The increase was primarily due to the acquisition of Opus Bank, which added $5.81 billion of loans held for investment, after purchase accounting adjustments, as well as new loan originations partially offset by loan prepayments, payoffs, and lower business line of credit utilization. Business lines of credit utilization rates decreased to 36.2% at the end of the fourth quarter of 2020 from 44.3% at the end of the fourth quarter of 2019. The increase in loans was primarily attributed to increases in multifamily loans of $3.60 billion, CRE non-owner occupied loans of $604.9 million, C&I loans of $375.6 million, and CRE owner occupied loans of $267.5 million, partially offset by decreases from franchise non-real estate secured loans of $119.6 million, construction and land loans of $116.8 million, and retail loans of $66.5 million.

The total end of period weighted average interest rate on loans, excluding fees and discounts, as of December 31, 2020 was 4.27%, compared to 4.91% at December 31, 2019. The decrease reflects the impact of lower rates on new loan originations, the change in the mix of loans, as well as repricing of portfolio loan yields as a result of the Federal Reserve Board's federal funds rate decrease in March 2020.

Loans held for sale primarily represent the guaranteed portion of SBA loans, which the Bank originates for sale, and totaled $601,000 at December 31, 2020, a decrease of $1.1 million from $1.7 million at December 31, 2019.

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

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	December 31, 2020			December 31, 2019
	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$2,675,085	20.2%	4.35%	$2,070,141	23.7%	4.61%
Multifamily	5,171,356	39.1	4.04	1,575,726	18.1	4.30
Construction and land	321,993	2.4	5.60	438,786	5.0	5.95
SBA secured by real estate	57,331	0.4	5.01	68,431	0.8	6.62
Total investor loans secured by real estate	8,225,765	62.1	4.21	4,153,084	47.6	4.67
Business loans secured by real estate
CRE owner-occupied	2,114,050	16.0	4.45	1,846,554	21.2	4.83
Franchise real estate secured	347,932	2.6	5.07	353,240	4.0	5.39
SBA secured by real estate	79,595	0.6	5.21	88,381	1.0	6.92
Total business loans secured by real estate	2,541,577	19.2	4.56	2,288,175	26.2	5.00
Commercial loans
Commercial and industrial	1,768,834	13.4	3.85	1,393,270	16.0	5.19
Franchise non-real estate secured	444,797	3.4	5.40	564,357	6.5	5.70
SBA non-real estate secured	15,957	0.1	5.62	17,426	0.2	7.06
Total commercial loans	2,229,588	16.9	4.16	1,975,053	22.7	5.35
Retail loans
Single family residential	232,574	1.8	4.28	255,024	2.9	4.77
Consumer	6,929	—	5.65	50,975	0.6	3.96
Total retail loans	239,503	1.8	4.31	305,999	3.5	4.64
Gross loans held for investment (1)	13,236,433	100.0%	4.27%	8,722,311	100.0%	4.91%
Allowance for credit losses for loans held for investment (2)	(268,018)			(35,698)
Loans held for investment, net	$12,968,415			$8,686,613

Loans held for sale, at lower of cost or fair value	$601			$1,672
______________________________
(1) Includes unaccreted fair value net purchase discounts of $113.8 million and $40.7 million as of December 31, 2020 and 2019, respectively.
(2) The allowance for credit losses as of December 31, 2019 was accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the balance sheet date. Effective January 1, 2020, the allowance for credit losses is accounted for under ASC 326, which is reflective of estimated expected lifetime credit losses.

	December 31, 2018			December 31, 2017			December 31, 2016
	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$2,000,893	22.7%	4.67%	$1,241,734	20.0%	4.60%	$586,484	18.1%	4.63%
Multifamily	1,534,673	17.4	4.32	799,450	12.9	4.29	697,170	21.5	4.28
Construction and land	567,687	6.4	6.64	311,627	5.0	6.09	287,119	8.9	5.56
SBA secured by real estate	63,972	0.7	7.10	56,792	0.9	6.25	45,750	1.4	5.62
Total investor loans secured by real estate	4,167,225	47.2	4.85	2,409,603	38.8	4.73	1,616,523	49.9	4.68
Business loans secured by real estate
CRE owner-occupied	1,827,403	20.7	4.93	1,432,990	23.1	4.95	454,204	14.0	4.76
Franchise real estate secured	312,051	3.5	5.30	272,907	4.4	5.16	163,695	5.0	5.32
SBA secured by real estate	104,689	1.2	7.20	110,461	1.8	6.35	31,646	1.0	5.66
Total business loans secured by real estate	2,244,143	25.4	5.08	1,816,358	29.3	5.06	649,545	20.0	4.94
Commercial loans
Commercial and industrial	1,501,827	17.0	5.79	1,201,442	19.4	5.13	563,280	17.4	4.83
Franchise non-real estate secured	453,923	5.1	5.46	387,818	6.3	5.28	296,134	9.1	5.19
SBA non-real estate secured	23,761	0.3	7.23	16,879	0.3	6.24	11,223	0.4	5.67
Total commercial loans	1,979,511	22.4	5.73	1,606,139	26.0	5.17	870,637	26.9	4.96
Retail loans
Single family residential	356,448	4.0	5.00	271,061	4.4	4.62	100,605	3.1	4.62
Consumer	89,491	1.0	5.59	93,063	1.5	5.63	4,302	0.1	5.55
Total retail loans	445,939	5.0	5.13	364,124	5.9	4.87	104,907	3.2	4.66
Gross loans held for investment (1)	8,836,818	100.0%	5.13%	6,196,224	100.0%	4.95%	3,241,612	100.0%	4.81%
Allowance for credit losses for loans held for investment (2)	(36,072)			(28,936)			(21,296)
Loans held for investment, net	$8,800,746			$6,167,288			$3,220,316

Loans held for sale, at lower of cost or fair value	$5,719			$23,426			$7,711
______________________________
(1) Includes unaccreted fair value net purchase discounts of $61.0 million, $29.1 million, and $7.6 million as of December 31, 2018, 2017, and 2016, respectively.
(2) The allowance for credit losses as of December 31, 2018, 2017, and 2016 was accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the balance sheet date.

The following table shows the contractual maturity of the Company’s loans without consideration of prepayment assumptions, at the date indicated:

	At December 31, 2020
	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years	Total
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner occupied	$91,833	$727,025	$1,856,227	$2,675,085
Multifamily	46,985	370,514	4,753,857	5,171,356
Construction and land	223,744	94,044	4,205	321,993
SBA secured by real estate	—	—	57,331	57,331
Total investor loans secured by real estate	362,562	1,191,583	6,671,620	8,225,765
Business loans secured by real estate
CRE owner-occupied	78,469	309,511	1,726,070	2,114,050
Franchise real estate secured	—	16,998	330,934	347,932
SBA secured by real estate	—	1,492	78,103	79,595
Total business loans secured by real estate	78,469	328,001	2,135,107	2,541,577
Commercial loans
Commercial and industrial	527,881	741,909	499,044	1,768,834
Franchise non-real estate secured	8,833	81,847	354,117	444,797
SBA not secured by real estate	231	6,433	9,293	15,957
Total commercial loans	536,945	830,189	862,454	2,229,588
Retail loans
Single family residential	13,601	21,320	197,653	232,574
Consumer loans	2,400	2,209	2,320	6,929
Total retail loans	16,001	23,529	199,973	239,503
Gross loans held for investment	$993,977	$2,373,302	$9,869,154	$13,236,433

The following table sets forth at December 31, 2020 the dollar amount of gross loans receivable that are contractually due after December 31, 2021 and whether such loans have fixed interest rates or adjustable interest rates.

	At December 31, 2020 Loans Due After December 31, 2021
	Fixed	Adjustable	Total
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner occupied	$846,653	$1,736,599	$2,583,252
Multifamily	381,736	4,742,635	5,124,371
Construction and land	12,614	85,635	98,249
SBA secured by real estate	668	56,663	57,331
Total investor loans secured by real estate	1,241,671	6,621,532	7,863,203
Business loans secured by real estate
CRE owner-occupied	948,936	1,086,645	2,035,581
Franchise real estate secured	40,626	307,306	347,932
SBA secured by real estate	1,587	78,008	79,595
Total business loans secured by real estate	991,149	1,471,959	2,463,108
Commercial loans
Commercial and industrial	826,218	414,735	1,240,953
Franchise non-real estate secured	62,946	373,018	435,964
SBA not secured by real estate	3,675	12,051	15,726
Total commercial loans	892,839	799,804	1,692,643
Retail loans
Single family residential	39,313	179,660	218,973
Consumer loans	2,325	2,204	4,529
Total retail loans	41,638	181,864	223,502
Gross loans held for investment	$3,167,297	$9,075,159	$12,242,456

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally initiate proceedings to pursue our remedies under the loan documents. For loans secured by real estate, we record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. At December 31, 2020, loans delinquent 60 or more days as a percentage of total loans held for investment was 0.09%, down from 0.20% at December 31, 2019.

The following table sets forth delinquencies in the Company’s loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(Dollars in thousands)
December 31, 2020
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	2	$757	2	$757
Multifamily	1	1	—	—	—	—	1	1
SBA secured by real estate	—	—	—	—	3	1,257	3	1,257
Total investor loans secured by real estate	1	1	—	—	5	2,014	6	2,015
Business loans secured by real estate
CRE owner-occupied	—	—	—	—	4	5,304	4	5,304
SBA secured by real estate	1	486	—	—	5	1,073	6	1,559
Total business loans secured by real estate	1	486	—	—	9	6,377	10	6,863
Commercial loans
Commercial and industrial	10	428	2	57	6	2,898	18	3,383
SBA non-real estate secured	2	338	—	—	1	707	3	1,045
Total commercial loans	12	766	2	57	7	3,605	21	4,428
Retail loans
Single family residential	1	15	—	—	—	—	1	15
Consumer	1	1	—	—	—	—	1	1
Total retail loans	2	16	—	—	—	—	2	16
Total	16	$1,269	2	$57	21	$11,996	39	$13,322
Delinquent loans to loans held for investment		0.01%		—%		0.09%		0.10%

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(Dollars in thousands)
December 31, 2019
Investor loans secured by real estate
CRE non-owner-occupied	2	$1,178	—	$—	2	$1,088	4	$2,266
SBA secured by real estate	—	—	—	—	1	390	1	390
Total investor loans secured by real estate	2	1,178	—	—	3	1,478	5	2,656
Business loans secured by real estate
CRE owner-occupied	1	331	—	—	—	—	1	331
SBA secured by real estate	—	—	1	589	4	846	5	1,435
Total business loans secured by real estate	1	331	1	589	4	846	6	1,766
Commercial loans
Commercial and industrial	7	422	6	826	2	2,996	15	4,244
Franchise non-real estate secured	—	—	2	9,142	—	—	2	9,142
SBA non-real estate secured	2	168	—	—	5	1,118	7	1,286
Total commercial loans	9	590	8	9,968	7	4,114	24	14,672
Retail loans
Consumer	1	5	1	2	1	1	3	8
Total retail loans	1	5	1	2	1	1	3	8
Total	13	$2,104	10	$10,559	15	$6,439	38	$19,102
Delinquent loans to loans held for investment		0.02%		0.12%		0.08%		0.22%

Troubled Debt Restructurings

We sometimes modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments, and, in limited cases, concessions to the outstanding loan balances. These loans are classified as TDRs. At December 31, 2020, there were no loans modified as TDRs. At December 31, 2019, TDRs consisted of two loans totaling $3.0 million that were both current and on accrual status. During the year ended December 31, 2020, both loans experienced payment defaults and the remaining balance, which were $1.3 million for the commercial and industrial loan and $344,000 for franchise non-real estate secured loan, were charged off in 2020. During the year ended December 31, 2020, there were no new loans modified as TDRs.

In accordance with the CARES Act, the Company has implemented various loan modification programs to provide its borrowers relief from the economic impacts of the COVID-19 pandemic and determined none of the related loan modifications need to be characterized as TDRs. The CAA, signed into law on December 27, 2020, extends the applicable period to include modification to loans held by financial institutions executed between March 1, 2020 and the earlier of (i) January 1, 2022, or (ii) 60 days after the date of termination of the COVID-19 national emergency. As of December 31, 2020, 52 loans with an aggregate amortized cost of $79.5 million, or 0.60% of total loans held for investment, remained under modification due to the COVID-19 pandemic hardship under the CARES Act. Of those, 5 loans totaling $3.1 million were acquired in connection with the acquisition of Opus. As of December 31, 2020, no loans were in-process for potential modification. See Note 4 - Loans Held for Investment for additional information.

The following table presents the population of loans with active payment modifications as of the date indicated.

December 31, 2020
Total
(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner occupied	$24,011
Multifamily	9,420
SBA secured by real estate	4,643
Total investor loans secured by real estate	38,074
Business loans secured by real estate
CRE owner-occupied	8,646
Franchise real estate secured	2,339
Total business loans secured by real estate	10,985
Commercial loans
Commercial and industrial	3,195
Franchise non-real estate secured	26,336
SBA non-real estate secured	312
Total commercial loans	29,843
Retail loans
Single family residential	556
Consumer	7
Total retail loans	563
Total loan modifications	$79,465
Percentage of loans held for investment	0.60%

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), OREO, and other repossessed assets owned. Nonaccrual loans consisted of all loans 90 days or more past due and on loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest.

At December 31, 2020, we had $29.2 million of nonperforming assets, which consisted of $29.2 million of nonperforming loans. At December 31, 2019, we had $9.0 million of nonperforming assets, which consisted of $8.5 million of nonperforming loans and $441,000 of OREO. The increase in nonperforming loans in 2020 compared to 2019 was primarily attributable to the addition of a franchise credit relationship of $13.2 million, a CRE owner-occupied credit relationship of $5.3 million, and a CRE non-owner-occupied loan of $2.0 million. It is our policy to take appropriate, timely, and aggressive action when necessary to resolve nonperforming assets. When resolving problem loans, it is our policy to determine collectability under various circumstances, which are intended to result in our maximum financial benefit. We accomplish this by working with the borrower to bring the loan current, selling the loan to a third party, or by foreclosing upon and selling the asset.

The Company had no loans 90 days or more past due and still accruing at December 31, 2020 and December 31, 2019.

At December 31, 2020, we had no OREO, compared to $441,000 at December 31, 2019, which consisted of a two-office condo property with a carrying value of $126,000 and a retail warehouse property with a carrying value of $315,000. Properties acquired through or in lieu of foreclosure are recorded at fair value less costs to sell. The Company generally obtains an appraisal and/or a market evaluation on all OREO prior to obtaining possession. After foreclosure, valuations are periodically performed by management as needed due to changing market conditions or factors specifically attributable to the property’s condition. If the carrying value of the property exceeds its fair value, less estimated cost to sell, the asset is written down and a charge to other expense is recorded.

The following table sets forth composition of nonperforming assets at the date indicated:

	At December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Nonperforming assets
Investor loans secured by real estate
CRE non-owner occupied	$2,792	$1,088	$—	$—	$—
Construction and land	—	—	—	9	15
SBA secured by real estate	1,257	390	1,600	903	225
Total investor real estate secured loans	4,049	1,478	1,600	912	240
Business loans secured by real estate
CRE owner-occupied	6,083	—	599	101	436
SBA secured by real estate	1,143	928	—	—	18
Total business loans secured by real estate	7,226	928	599	101	454
Commercial loans
Commercial and industrial	3,974	4,637	931	1,160	244
Franchise non-real estate secured	13,238	—	190	—	—
SBA non-real estate secured	707	1,118	1,110	252	73
Total commercial loans	17,919	5,755	2,231	1,412	317
Retail loans
Single family residential	15	366	399	818	124
Total retail loans	15	366	399	818	124
Total nonperforming loans	29,209	8,527	4,829	3,243	1,135
Other real estate owned	—	441	147	326	460
Other assets owned	—	—	13	—	—
Total	$29,209	$8,968	$4,989	$3,569	$1,595

Allowance for credit losses (1)	$268,018	$35,698	$36,072	$28,936	$21,296
Allowance for credit losses as a percent of total nonperforming loans (1)	918%	419%	747%	892%	1,876%
Nonperforming loans as a percent of loans held for investment	0.22	0.10	0.05	0.05	0.04
Nonperforming assets as a percent of total assets	0.15	0.08	0.04	0.04	0.04
TDR included in nonperforming loans	$—	$—	$—	$97	$—
______________________________
(1) The allowance for credit losses at December 31, 2020 is accounted for under ASC 326, which is reflective of estimated expected lifetime credit losses. The allowance for credit losses prior to the adoption of ASC 326 on January 1, 2020 was accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the balance sheet date.

Allowance for Credit Losses

Effective January 1, 2020, the Company adopted the provisions of ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans and off-balance sheet loan commitments at the time of origination or acquisition. As a result, the Company recorded an increase of $55.7 million to the ACL for loans held-for-investment and an $8.3 million increase to the ACL for off-balance sheet loan commitments. The Company applied the modified retrospective transition approach, and recorded a decrease of $45.6 million, net of tax, to the beginning balance of retained earnings as of January 1, 2020 for the cumulative effect adjustment, commonly referred to as the “Day 1” adjustment.

The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated statements of financial condition. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. Loans that have been deemed by management to no longer possess similar risk characteristics are evaluated individually under a discounted cash flow approach, and loans that have been deemed collateral dependent are evaluated individually based on the estimated fair value of the underlying collateral. The ACL is recorded through a charge to provision for credit losses and is reduced by charge-offs, net of recoveries, on loans previously charged-off.

We separate our assets, largely loans, by type, and we use various loan classifications to segregate the loans into various risk grade categories. We use the various loan classifications as a means of measuring risk for determining the valuation allowance for groups and individual assets at a point in time. Currently, we designate our assets into a category of “Pass,” “Special Mention,” “Substandard,” “Doubtful,” or “Loss.” A brief description of these classifications follows:

•Pass classifications represent assets with a level of credit quality, in which no well-defined deficiencies or weaknesses exist.
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
•Doubtful credits have all the weaknesses inherent in substandard loans, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.
•Loss assets are those that are considered uncollectible and of such little value that their continuance as assets is not warranted. Amounts classified as loss are promptly charged off.

At December 31, 2020, we had $128.3 million of loans classified as substandard, compared to $44.7 million at December 31, 2019. The year-over-year increase was driven, in part, by the migration to substandard risk grade of approximately $57.4 million of loans subject to temporary loan modifications as of December 31, 2020, the addition of classified loans from the Opus acquisition in the second quarter of 2020, as well as the net changes in risk rating during fiscal 2020. There were no loans classified as doubtful as of December 31, 2020 or 2019.

The following tables stratify the loan portfolio by the Company’s internal risk grading as of the dates indicated:

	Credit Risk Grades
	Pass	Special Mention	Substandard	Total Gross Loans
	(Dollars in thousands)
December 31, 2020
Investor loans secured by real estate
CRE non-owner-occupied	$2,617,655	$39,360	$18,070	$2,675,085
Multifamily	5,156,988	13,037	1,331	5,171,356
Construction and land	321,993	—	—	321,993
SBA secured by real estate	44,754	4,366	8,211	57,331
Total investor loans secured by real estate	8,141,390	56,763	27,612	8,225,765
Business loans secured by real estate
CRE owner-occupied	2,072,545	26,263	15,242	2,114,050
Franchise real estate secured	340,784	5,180	1,968	347,932
SBA secured by real estate	71,668	1,337	6,590	79,595
Total business loans secured by real estate	2,484,997	32,780	23,800	2,541,577
Commercial loans
Commercial and industrial	1,701,772	22,741	44,321	1,768,834
Franchise non-real estate secured	402,737	12,335	29,725	444,797
SBA non-real estate secured	12,214	1,574	2,169	15,957
Total commercial loans	2,116,723	36,650	76,215	2,229,588
Retail loans
Single family residential	231,917	—	657	232,574
Consumer loans	6,881	—	48	6,929
Total retail loans	238,798	—	705	239,503
Total gross loans	$12,981,908	$126,193	$128,332	$13,236,433

	Credit Risk Grades
	Pass	Special Mention	Substandard	Total Gross Loans
	(Dollars in thousands)
December 31, 2019
Investor loans secured by real estate
CRE non-owner-occupied	$2,067,875	$1,178	$1,088	$2,070,141
Multifamily	1,575,510	—	216	1,575,726
Construction and land	438,769	—	17	438,786
SBA secured by real estate	65,835	973	1,623	68,431
Total investor loans secured by real estate	4,147,989	2,151	2,944	4,153,084
Business loans secured by real estate
CRE owner-occupied	1,831,853	11,167	3,534	1,846,554
Franchise real estate secured	352,319	921	—	353,240
SBA secured by real estate	83,106	1,842	3,433	88,381
Total business loans secured by real estate	2,267,278	13,930	6,967	2,288,175
Commercial loans
Commercial and industrial	1,359,662	13,226	20,382	1,393,270
Franchise non-real estate secured	546,594	6,930	10,833	564,357
SBA non-real estate secured	13,933	485	3,008	17,426
Total commercial loans	1,920,189	20,641	34,223	1,975,053
Retail loans
Single family residential	254,463	—	561	255,024
Consumer loans	50,921	—	54	50,975
Total retail loans	305,384	—	615	305,999
Total gross loans	$8,640,840	$36,722	$44,749	$8,722,311

The Company measures the ACL on commercial real estate and commercial loans using a discounted cash flow approach, using the loan’s effective interest rate, while the ACL for retail loans is based on a historical loss rate model. The discounted cash flow methodology relies on several significant components essential to the development of estimates for future cash flows on loans and off-balance sheet loan commitments. These components consist of: (i) the estimated probability of default, (ii) the estimated loss given default, which represents the estimated severity of the loss when a loan is in default, (iii) estimates for prepayment activity on loans, and (iv) the estimated exposure to the Company at default. In the case of off-balance sheet loan commitments, the Company’s incorporates estimates for utilization, based on its own historical data. Probability of default and loss given default for commercial real estate loans are derived from a third party, using proxy loan information, and loan and property level attributes. Additionally, loss given default for commercial loans and commercial real estate loans incorporates an estimate for the loss severity associated with loans where the borrower fails to meet their debt obligation at maturity. External factors that impact loss given default for commercial real estate loans include: changes in the CRE Price Index, GDP growth rate, unemployment rates, and the Moody’s Baa rating corporate debt interest rate spread.

For commercial loans, probability of default is based on an internally developed rating scale that assigns probability of default based on the Company’s internal risk grades for each loan. Changes in risk grades for commercial loans result in changes in probability of default. The Company obtains loss given default for commercial loans from a third party that has a considerable database of credit-related information specific to the financial services industry and the type of loans within this segment.

Probability of default for both commercial real estate and commercial loans are also heavily impacted by changes in current and expected economic conditions.

The ACL for retail loans is based on a historical loss rate model, which incorporates loss rates derived from a third party that has a considerable database of credit related information for retail loans. Loss rates for retail loans are dependent upon loan level and external factors such as: FICO, vintage, geography, unemployment rates, and changes in consumer real estate prices.

The Company’s ACL includes assumptions concerning current and future economic conditions using reasonable and supportable forecasts and how those forecasts are expected to impact a borrower’s ability to satisfy their obligation to the Bank and the ultimate collectability of future cash flows over the life of the loan. The Company uses economic forecast scenarios from Moody’s Analytics. These economic forecast scenarios are based on past events, current conditions, and the likelihood of future events occurring. Management periodically evaluates economic forecast scenarios, determines whether to utilize multiple probability-weighted scenarios in the Company’s ACL model, and, if multiple scenarios are utilized, evaluates, and determines the weighting for each scenario used in the Company’s ACL model, and thus the scenarios and their weightings may change in future periods. Economic forecast scenarios as well as assumptions within those scenarios can vary based on changes in current and expected economic conditions and due to the occurrence of specific events such as the on-going COVID-19 pandemic.

As of December 31, 2020, the Company’s ACL model used three probability weighted scenarios, representing a forecasted base-case scenario, an upside scenario, and a downside scenario. The weightings assigned to each scenario were as follows: the base-case scenario, or most likely scenario, was assigned a weighting of 40%, while the upside and downside scenarios were each assigned weightings of 30%. The Company evaluated the weightings of each economic forecasted scenario in the current period with the assistance of an independent third party, Moody’s Analytics, and determined the current weightings appropriately reflect the likelihood of outcomes for each scenario given the current economic environment.

The Company currently forecasts economic conditions over a two-year period, which we believe is a reasonable and supportable period. Beyond the point which the Company can provide for a reasonable and supportable forecast, economic variables revert to their long-term averages. The Company has reflected this reversion over a period of three years in each of its economic forecast scenarios.

The economic forecasts used in the Company’s ACL model are produced by Moody's Analytics and have been widely used by banks, credit unions, government agencies, and real estate developers. The Company has identified certain economic variables within these forecasts that have significant influence in the Company’s model for determining the ACL. As of December 31, 2020, the Company’s ACL model incorporated the following assumptions for key economic variables in the base-case and downside scenarios:

Base-case Scenario:

•CRE Price Index experiences declines throughout 2021, with the estimated annualized rate of decline slowing from approximately -28% in early 2021 to approximately -13% by the end of 2021. This scenario also assumes the CRE Price Index returns to modest levels of growth by the second quarter of 2022.
•U.S. real GDP experiences modestly increasing levels of growth throughout 2021 in the range of 2-6% on an annualized basis. This scenario also assumes modest levels of growth in 2022 at an approximate annualized rate of 4%.
•U.S. unemployment of approximately 7% throughout 2021, followed by modest declines throughout 2022 to an approximate level of 5% by the end of 2022.

Upside Scenario:

•CRE Price Index experiences declines throughout 2021, with the estimated annualized rate of decline slowing from approximately -16% in early 2021 to approximately -9% by the end of 2021. This scenario also assumes the CRE Price Index returns to modest levels of growth by the second quarter of 2022.
•U.S. real GDP experiences modestly increasing levels of growth throughout 2021 in the range of 5-8% on an annualized basis. This scenario also assumes modest levels of annualized growth in 2022 in an approximate range of 2-4%.
•U.S. unemployment declining from approximately 6% to approximately 5% by the end of 2021. This scenario also assumes the rate of unemployment continues to decline throughout 2022 to an approximate level of 4% by the end of 2022.

Downside Scenario:

•CRE Price Index experiences significant declines throughout 2021, with the estimated annualized rate of decline slowing from approximately -36% in early 2021 to approximately -26% by the end of 2021. This scenario also assumes the CRE Price Index returns to modest levels of growth by the third quarter of 2022.
•U.S. real GDP experiences slowing rates of decline through the third quarter of 2020, from an approximate rate of -5% to -0.3%, before returning to growth in the fourth quarter of 2022. This scenario also assumes modest levels of annualized growth in 2022 in an approximate range of 2-4%.
•Increasing levels of U.S. unemployment throughout 2021, with the rate of unemployment increasing each quarter to approximately 10% by the end of 2021. This scenario also assumes the rate of unemployment remains elevated in 2022, but begins to fall to approximately 9% by the end of 2022.

The Company recognizes that historical information used as the basis for determining future expected credit losses may not always, by themselves, provide a sufficient basis for determining future expected credit losses. The Company, therefore, periodically considers the need for qualitative adjustments to the ACL. As of December 31, 2020, qualitative adjustments included in the ACL totaled $10.0 million. These adjustments relate to management’s overall assessment of the adequacy of the ACL and the potential for the model, as of December 31, 2020, to underestimate the effects of current changes in asset quality. Management reviews the need for and appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.

At December 31, 2020, our ACL on loans was $268.0 million, an increase of $232.3 million from $35.7 million at December 31, 2019. The increase in ACL during 2020 is reflective of a $55.7 million adjustment to the ACL on loans associated with the Company’s adoption of ASC 326 on January 1, 2020, which was recorded through a cumulative effect adjustment to retained earnings, as well as $172.3 million in provision for credit losses on loans, net charge-offs of $16.9 million, and the establishment of $21.2 million in net ACL for PCD loans acquired in the Opus acquisition. In accordance with ASC 326, the ACL for PCD loans was established through an adjustment to the initial amortized cost of the loan. The provision for credit losses during the year ended December 31, 2020 is inclusive of approximately $75.9 million related to the initial ACL required for the acquisition of non-PCD loans in the Opus acquisition. Under ASC 326, the Company is required to record an ACL for estimates of lifetime credit losses on loans at the time of acquisition. For non-PCD loans, the initial ACL is established through a charge to provision for credit losses at the time of acquisition. Excluding the impact of the Opus acquisition, the provision for credit losses of $96.4 million for the year ended December 31, 2020 is also reflective of unfavorable economic forecasts employed in the Company’s ACL model driven by the on-going COVID-19 pandemic.

The Company incurred $16.9 million of net charge-offs during the year ended December 31, 2020, compared to $7.5 million for the year ended December 31, 2019. The increase was primarily due to the higher charge-offs in commercial and industrial loans and franchise non-real estate secured loans as compared to same periods last year.

No assurance can be given that we will not, in any particular period, sustain credit losses that exceed the amount reserved, or that subsequent evaluation of our loan portfolio, in light of prevailing factors, including current and future economic conditions that may adversely affect our market area or other circumstances, will not require significant increases in the ACL. In addition, regulatory agencies, as an integral part of their examination process, periodically review our ACL and may require us to recognize additional provisions to increase the ACL and record charge-offs in anticipation of future losses. At December 31, 2020, the Company believes the ACL was adequate to cover current expected credit losses in the loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the ACL change, including the size and composition of the loan portfolio, the credit quality of the loan portfolio, as well as forecasts of future economic conditions, the Company’s estimate of current expected credit losses could also significantly change and affect the level of future provisions for credit losses.

At December 31, 2020, the ratio of allowance for credit losses to loans held for investment was 2.02%, a significant increase from 0.41% at December 31, 2019 due to the adoption of the CECL accounting standard. Our unamortized fair value discount on the loans acquired totaled $113.8 million, or 0.85% of total loans held for investment at December 31, 2020, compared to $40.7 million, or 0.46% of total loans held for investment, at December 31, 2019. At December 31, 2020, the ACL as a percent of nonperforming loans was 918%, compared with 419% at December 31, 2019.

The following table sets forth the Company’s ACL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed at the dates indicated:

	December 31, 2020			December 31, 2019
	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount (1)	Allowance as a % of Category Total	% of Loans in Category to Total Loans
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$49,176	1.84%	20.2%	$1,899	0.09%	23.7%
Multifamily	62,534	1.21	39.1	729	0.05	18.1
Construction and land	12,435	3.86	2.4	4,484	1.02	5.0
SBA secured by real estate	5,159	9.00	0.4	1,915	2.80	0.8
Total investor loans secured by real estate	129,304	1.57	62.1	9,027	0.22	47.6
Business loans secured by real estate
CRE owner-occupied	50,517	2.39	16.0	2,781	0.15	21.2
Franchise real estate secured	11,451	3.29	2.6	592	0.17	4.0
SBA secured by real estate	6,567	8.25	0.6	2,119	2.40	1.0
Total business loans secured by real estate	68,535	2.70	19.2	5,492	0.24	26.2
Commercial loans
Commercial and industrial	46,964	2.66	13.4	13,857	0.99	16.0
Franchise non-real estate secured	20,525	4.61	3.4	5,816	1.03	6.5
SBA non-real estate secured	995	6.24	0.1	445	2.55	0.2
Total commercial loans	68,484	3.07	16.9	20,118	1.02	22.7
Retail loans
Single family residential	1,204	0.52	1.8	655	0.26	2.9
Consumer loans	491	7.09	—	406	0.80	0.6
Total retail loans	1,695	0.71	1.8	1,061	0.35	3.5
Total	$268,018	2.02%	100.0%	$35,698	0.41%	100.0%
______________________________
(1) The allowance for credit losses as of December 31, 2019 was accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the balance sheet date. The allowance for credit losses at December 31, 2020 is accounted for under ASC 326, which is reflective of estimated expected lifetime credit losses.

	December 31, 2018			December 31, 2017			December 31, 2016
	Amount (1)	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount (1)	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount (1)	Allowance as a % of Category Total	% of Loans in Category to Total Loans
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner occupied	$1,624	0.08%	22.7%	$1,273	0.10%	20.0%	$1,715	0.29%	18.1%
Multifamily	740	0.05	17.4	614	0.08	12.9	2,927	0.42	21.5
Construction and land	5,964	1.05	6.4	5,565	1.79	5.0	3,822	1.33	8.9
SBA secured by real estate	1,827	2.86	0.7	1,396	2.46	0.9	568	1.24	1.4
Total investor loans secured by real estate	10,155	0.24	47.2	8,848	0.37	38.8	9,032	0.56	49.9
Business loans secured by real estate
CRE owner-occupied	1,908	0.10	20.7	923	0.06	23.1	1,096	0.24	14.0
Franchise real estate secured	743	0.24	3.5	602	0.22	4.4	721	0.44	5.0
SBA secured by real estate	1,824	1.74	1.2	901	0.82	1.8	357	1.13	1.0
Total business loans secured by real estate	4,475	0.20	25.4	2,426	0.13	29.3	2,174	0.33	20.0
Commercial loans
Commercial and industrial	13,695	0.91	17.0	11,018	0.92	19.4	6,040	1.07	17.4
Franchise non-real estate secured	6,066	1.34	5.1	5,191	1.34	6.3	3,551	1.20	9.1
SBA not secured by real estate	654	2.75	0.3	594	3.52	0.3	114	1.02	0.4
Total commercial loans	20,415	1.03	22.4	16,803	1.05	26.0	9,705	1.11	26.9
Retail loans
Single family residential	808	0.23	4.0	804	0.30	4.4	365	0.36	3.1
Consumer loans	219	0.24	1.0	55	0.06	1.5	20	0.46	0.1
Total retail loans	1,027	0.23	5.0	859	0.24	5.9	385	0.37	3.2
Total loans	$36,072	0.41%	100.0%	$28,936	0.47%	100.0%	$21,296	0.66%	100.0%
______________________________
(1) The allowance for credit losses as of December 31, 2018, 2017, and 2016 was accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the balance sheet date.

The following table sets forth the ALLL amounts calculated by the categories listed at the dates indicated:

	At December 31,
	2019		2018		2017		2016
	Amount	% of Allowance to Total	Amount	% of Allowance to Total	Amount	% of Allowance to Total	Amount	% of Allowance to Total
	(Dollars in thousands)
Allocated allowance	$35,698	100.0%	$35,488	98.4%	$28,881	99.8%	$21,046	98.8%
Specific allowance	—	—	584	1.6	55	0.2	250	1.2
Total	$35,698	100.0%	$36,072	100.0%	$28,936	100.0%	$21,296	100.0%

The following table sets forth the activity within the Company’s allowance for credit losses in each of the loan categories listed for the periods indicated:

	For the Year Ended December 31, (1)
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Balance, beginning of period	$35,698	$36,072	$28,936	$21,296	$17,317
Adoption of ASC 326	55,686	—	—	—	—
Initial ACL recorded for PCD Loans	21,242	—	—	—	—
Provision for credit losses	172,262	7,135	8,156	8,640	8,776
Charge-offs:
Investor loans secured by real estate:
CRE non-owner occupied	(839)	(625)	—	—	—
Construction and land	(539)	—	—	—	—
SBA secured by real estate	(705)	(742)	—	—	—
Business loans secured by real estate:
CRE owner-occupied	(1,739)	(125)	(33)	—	(329)
Franchise real estate secured	(932)	(1,377)	—	—	—
SBA secured by real estate	(338)	(908)	—	(8)	(851)
Commercial loans:
Commercial and industrial	(6,891)	(2,318)	(1,411)	(1,344)	(2,801)
Franchise non-real estate secured	(6,731)	(1,154)	—	—	(980)
SBA non-real estate secured	(899)	(588)	(102)	—	(130)
Retail loans:
Single family residential	(106)	—	—	(10)	(151)
Consumer loans	(139)	(16)	(409)	—	—
Total charge-offs	(19,858)	(7,853)	(1,955)	(1,362)	(5,242)
Recoveries:
Investor loans secured by real estate:
CRE non-owner occupied	44	—	—	—	21
SBA secured by real estate	34	—	—	—	—
Business loans secured by real estate:
CRE owner-occupied	59	46	47	105	24
SBA secured by real estate	147	10	—	78	107
Commercial loans:
Commercial and industrial	1,818	189	698	94	178
Franchise non-real estate secured	866	18	—	—	—
SBA non-real estate secured	14	68	169	49	86
Retail loans:
Single family residential	2	2	13	35	25
Consumer loans	4	11	8	1	4
Total recoveries	2,988	344	935	362	445
Net loan charge-offs	(16,870)	(7,509)	(1,020)	(1,000)	(4,797)
Balance, end of period	$268,018	$35,698	$36,072	$28,936	$21,296
Ratios:
Net charge-offs to average total loans, net	0.14%	0.09%	0.01%	0.02%	0.17%
Allowance for credit losses to loans held for investment at end of period	2.02%	0.41%	0.41%	0.47%	0.66%
(1) The allowance for credit losses at December 31, 2020 is accounted for under ASC 326, which is reflective of estimated expected lifetime credit losses. The allowance for credit losses prior to the adoption of ASC 326 on January 1, 2020 was accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the balance sheet date.

Deposits

At December 31, 2020, total deposits were $16.21 billion, an increase of $7.32 billion, or 82.2%, from December 31, 2019. The increase in deposits included increases in noninterest-bearing checking of $2.15 billion, interest-bearing checking of $2.33 billion, money market and savings of $2.26 billion, and time deposits of $579.0 million. The increase in deposits during 2020 was primarily due to the acquisition of Opus in June 2020, which added $6.92 billion of deposits after purchase accounting adjustments, higher noninterest-bearing deposits, reflecting SBA PPP loans funded in the Bank's clients' demand deposit accounts, and increased liquidity maintained by customers due to the economic impact of the pandemic. The total end-of-period weighted average interest rate of total deposits was 0.18% and 0.53% at December 31, 2020 and 2019, respectively.

The following table sets forth the average balance of deposit accounts and the weighted average rates paid for the periods indicated:

	For the Year Ended December 31,
	2020		2019		2018
	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost
	(Dollars in thousands)
Deposits
Noninterest-bearing checking	$5,224,980	—%	$3,564,809	—%	$2,909,588	—%
Interest-bearing checking	1,994,821	0.17	549,221	0.43	438,698	0.27
Money market	4,570,581	0.44	3,046,593	0.93	2,624,106	0.75
Savings	310,368	0.13	242,127	0.16	241,686	0.15
Retail certificates of deposit	1,296,642	0.70	1,017,445	1.75	897,033	1.22
Wholesale/brokered certificates of deposit	177,618	0.91	389,978	2.43	334,728	1.68
Total deposits	$13,575,010	0.25%	$8,810,173	0.66%	$7,445,839	0.51%

The decrease in the weighted average cost of deposits was principally driven by lower pricing across all deposit product categories, favorably impacted by the Federal Reserve Board’s federal funds rate decrease in March 2020, as well as higher average noninterest-bearing deposits.

At December 31, 2020, we had $1.34 billion in certificates of deposit accounts with balances of $100,000 or more, and we had $825.9 million in certificates of deposit accounts with balances of $250,000 or more with the maturity distribution as follows:

	At December 31, 2020
	$100,000 through $250,000			Greater than $250,000			Total
Maturity Period	Amount	Weighted Average Rate	% of Total Deposits	Amount	Weighted Average Rate	% of Total Deposits	Amount	Weighted Average Rate	% of Total Deposits
	(Dollars in thousands)
Certificates of deposit
Three months or less	$111,916	1.15%	0.69%	$508,490	0.72%	3.14%	$620,406	0.80%	3.83%
Over three months through 6 months	135,957	1.11	0.84	143,366	1.26	0.88	279,323	1.19	1.72
Over 6 months through 12 months	146,261	0.84	0.90	146,972	1.06	0.91	293,233	0.95	1.81
Over 12 months	123,968	0.59	0.76	27,057	0.95	0.17	151,025	0.65	0.93
Total	$518,102	0.92%	3.20%	$825,885	0.88%	5.09%	$1,343,987	0.89%	8.29%

Borrowings

Borrowings represent a secondary source of funds for our lending and investing activities. The Company has a variety of borrowing relationships that it can draw upon to fund its activities. At December 31, 2020, total borrowings amounted to $532.5 million, a decrease of $199.7 million, or 27.3%, from December 31, 2019. The decrease in borrowings at December 31, 2020 from December 31, 2019 was primarily due to a decrease of $486.0 million in FHLB advances, partially offset by the issuance in June 2020 of $150.0 million in aggregate principal amount of the Company's 5.375% Fixed-to-Floating Rate Subordinated Notes (the “Notes III”) due June 15, 2030, as well as the $135.0 million aggregate principal amount of subordinated notes assumed by the Bank in connection with the acquisition of Opus in the second quarter of 2020.

At December 31, 2020, total borrowings represented 2.7% of total assets and had an end-of-period weighted average rate of 5.16%, compared with 6.2% of total assets at a weighted average rate of 2.77% at December 31, 2019.

FHLB Advances

The FHLB system functions as a source of credit to financial institutions that are members. Advances are secured by certain real estate loans, investment securities, and the capital stock of the FHLB owned by the Company. Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors. The Company has a line of credit with the FHLB, which provides for advances totaling up to 40% of its assets. At December 31, 2020, the maximum amount we could borrow through the FHLB was $7.94 billion, of which $4.74 billion was remaining available for borrowing based on collateral pledge of $7.25 billion in real estate loans. At December 31, 2020, the Company had $31.0 million in term FHLB advances compared to $26.0 million in term FHLB advances and $491.0 million in overnight FHLB advances at December 31, 2019.

Other Borrowings

The Company maintains unsecured lines of credit to purchase federal funds totaling $340.0 million and access through the Federal Reserve discount window to borrow $21.3 million based upon current pledged investment security collateral, to be utilized as business needs dictate. Federal funds purchased are short-term in nature and utilized to meet short-term funding needs.

Beginning the first quarter of 2019, the Bank no longer had HOA reverse repurchase agreements and unpledged all the supporting investment securities. The Company did not sell any securities under such agreements to repurchase throughout 2020 and 2019, respectively.

Subordinated Debentures

At December 31, 2020, total subordinated debentures, consisting of subordinated notes and junior subordinated debentures, amounted to $501.5 million with a weighted interest rate of 5.38%, compared to $215.1 million with a weighted interest rate of 5.37% at December 31, 2019. The increase of $286.4 million, or 133.10%, is primarily driven by the issuance in June 2020 of $150.0 million in aggregate principal amount of the Notes III, as well as the $135.0 million aggregate principal amount of subordinated notes assumed by the Bank in connection with the acquisition of Opus in the second quarter of 2020. At December 31, 2020 and 2019, outstanding subordinated notes were $493.4 million and $207.2 million, respectively. At December 31, 2020 and 2019, junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts were $7.7 million and $7.6 million, respectively.

For additional information, see Note 14 - Subordinated Debentures to Consolidated Financial Statements included Item 8 of this Annual Report on Form 10-K.

The following table sets forth certain information regarding the Company’s borrowed funds at or for the years ended on the dates indicated:

	At or For Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
FHLB Advances
Balance outstanding at end of year	$31,000	$517,026	$667,606
Weighted average interest rate at end of year	1.53%	1.69%	2.51%
Average balance outstanding	$139,190	$404,959	$529,278
Weighted average interest rate during the year	1.10%	2.43%	2.06%
Maximum amount outstanding at any month-end during the year	$521,017	$1,091,596	$883,612
Other Borrowings
Balance outstanding at end of year	$—	$—	$75
Weighted average interest rate at end of year	—%	—%	0.01%
Average balance outstanding	$251	$230	$29,193
Weighted average interest rate during the year	0.16%	0.63%	1.69%
Maximum amount outstanding at any month-end during the year	$5,000	$10,000	$52,091
Subordinated Debentures
Balance outstanding at end of year	$501,511	$215,145	$110,313
Weighted average interest rate at end of year	5.38%	5.37%	6.04%
Average balance outstanding	$377,037	$183,382	$107,732
Weighted average interest rate during the year	5.48%	5.82%	6.23%
Maximum amount outstanding at any month-end during the year	$501,511	$233,119	$110,313
Total Borrowings
Balance outstanding at end of year	$532,511	$732,171	$777,994
Weighted average interest rate at end of year	5.16%	2.77%	3.01%
Average balance outstanding	$516,478	$588,571	$666,250
Weighted average interest rate during the year	4.29%	3.48%	2.71%
Maximum amount outstanding at any month-end during the year	$736,286	$1,211,954	$994,816

Stockholders’ Equity

At December 31, 2020, our stockholders’ equity amounted to $2.75 billion, compared with $2.01 billion at December 31, 2019. The increase of $734.1 million, or 36%, is primarily the result of the $749.6 stock consideration issued in connection with the acquisition of Opus in the second quarter of 2020, net income in 2020 of $60.4 million, and comprehensive income of $38.8 million, partially offset by the $79.9 million in cash dividends paid during 2020, and the $45.6 million cumulative-effect adjustment to the opening balance of retained earnings upon the adoption of the new CECL accounting standard.

Liquidity

Our primary sources of funds are deposits, principal and interest payments on loans, FHLB advances and other borrowings, and income from investments. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. We seek to maintain a level of liquid assets to ensure a safe and sound operation. Our liquid assets are comprised of cash and unpledged investments. As part of our daily monitoring, we calculate a liquidity ratio by dividing the sum of cash balances plus unpledged securities by the sum of deposits that mature in one year or less, plus transaction accounts and FHLB advances. At December 31, 2020, our liquidity ratio was 28.32%, compared with 17.08% at December 31, 2019.

We believe our level of liquid assets is sufficient to meet current anticipated funding needs. At December 31, 2020, liquid assets of the Company represented approximately 23.6% of total assets, compared to 13.3% at December 31, 2019. At December 31, 2020, the Company had eight unsecured lines of credit with other correspondent banks to purchase federal funds totaling $340.0 million and access through the Federal Reserve Bank discount window to borrow $21.3 million secured by investments securities, as business needs dictate. We also have a line of credit with the FHLB allowing us to borrow up to 40% of the Bank’s total assets equating to a credit line of $7.94 billion, of which $4.74 billion was available for borrowing. The amount available for borrowing was based on collateral pledged by real estate loans with an aggregate balance of $7.25 billion. At December 31, 2020, FHLB outstanding borrowings totaled $31.0 million.

At December 31, 2020, the Company’s loan to deposit and borrowing ratio was 79.0%, compared with 90.6% at December 31, 2019. The decrease was primarily associated with our deposits and borrowings increasing at a faster rate relative to our loans during the period as a result of the Opus acquisition and the issuance of $150.0 million in aggregate principal amount of the Notes III in June 2020. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2020, totaled $1.43 billion.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 15% of total deposits, or 12% of total assets, as a secondary source for funding. At December 31, 2020, the Company had $155.3 million, or 0.8% of total assets, in brokered time deposits. At December 31, 2019, the Company had $74.4 million, or 0.6% of total assets, in brokered time deposits.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations. During the year ended December 31, 2020, the Bank paid $29.9 million in dividends to the Corporation.

The Corporation maintains a line of credit with US Bank with availability of $15.0 million line of credit that will expire on September 28, 2021. The Corporation anticipates renewing the line of credit upon expiration. This line of credit provides an additional source of liquidity at the Corporation level and had no outstanding balances at December 31, 2020 and 2019, respectively.

The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of a (i) bank’s retained earnings; or (ii) bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period. However, a bank may, with the approval of the DFPI, make a distribution to its stockholders in an amount not exceeding the greatest of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year. In the event that the DFPI determines that the stockholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFPI may order the bank to refrain from making a proposed distribution. Under these provisions, the amount available for distribution from the Bank to the Corporation was approximately $298.4 million at December 31, 2020.

During 2020, the Corporation declared and paid dividends of $79.9 million, or $1.03 per share on its common stock. On January 22, 2021, the Company's Board of Directors declared a $0.30 per share quarterly dividend, payable on February 12, 2021 to shareholders of record on February 5, 2021. This represented a $0.02 per share, or 7% increase, compared to the prior quarter’s quarterly dividend rate. The Corporation anticipates that it will continue to pay quarterly cash dividends in the future, although there can be no assurance that payment of such dividends will continue or that they will not be reduced. The payment and amount of future dividends remain within the discretion of the Corporation’s Board of Directors and will depend on the Corporation’s operating results and financial condition, regulatory limitations, tax considerations, and other factors. Interest on deposits will be paid prior to payment of dividends on the Corporation’s common stock.

On January 11, 2021, the Company’s Board of Directors approved a new stock repurchase program, which authorized the repurchase up to 4,725,000 shares of its common stock, representing approximately 5% of the Company’s issued and outstanding shares of common stock and approximately $150 million of common stock as of December 31, 2020 based on the closing price of the Company’s common stock on December 31, 2020. The stock repurchase program may be limited or terminated at any time without notice. The new stock repurchase program replaces and supersedes the previous $100 million stock repurchase program approved by the Board of Directors in December 2019, which the Company announced was suspended indefinitely in March 2020. The Company had not repurchased any shares of common stock under the previous stock repurchase program. See Part II, Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities for additional information.

Capital Resources

The Corporation and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

At December 31, 2020, the Bank’s leverage capital was $2.08 billion and risk-weighted capital was $2.39 billion. At December 31, 2019, the Bank’s leverage capital was $1.32 billion and risk-weighted capital was $1.36 billion. At December 31, 2020, the Bank’s Tier 1 capital leverage ratio was 10.89%, common equity Tier 1 capital ratio was 13.84%, Tier 1 capital ratio was 13.84%, and total capital ratio was 15.89%. These capital ratios exceeded the “well capitalized” standards defined by the federal banking regulators under prompt corrective action rules of 5.00% for Tier 1 leverage ratio, 6.5% for common equity Tier 1 capital ratio, 8.00% for Tier 1 capital ratio, and 10.00% for total capital ratio and exceeded the minimum capital ratio levels inclusive of the fully phased-in capital conservation buffer of 4.0%, 7.0%, 8.5%, and 10.5%, respectively.

Provisions of the Dodd-Frank Act require that if a depository institution holding company exceeds $15 billion due to an acquisition, then trust preferred securities are to be excluded from Tier 1 capital beginning in the period in which the transaction occurred. The Corporation’s acquisition of Opus resulted in total consolidated assets exceeding $15 billion. As the result, at December 31, 2020, the $7.7 million of trust preferred debt securities net of fair value adjustments no longer qualified as Tier 1 capital and are now included in Tier 2 capital. At December 31, 2019, Tier 1 capital included $7.6 million of trust preferred debt securities net of fair value adjustments. Tier 2 capital also included $464.4 million at December 31, 2020 and $195.2 million December 31, 2019 of eligible subordinated notes. See Note 2 - Regulatory Capital Requirements and Other Regulatory Matters to the Consolidated Financial Statements included in Item 8 hereof for a discussion of the Bank’s and Corporation’s capital ratios.

Contractual Obligations and Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs. The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, at the date indicated:

	At December 31, 2020
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(Dollars in thousands)
Contractual Obligations
FHLB advances	$10,000	$21,000	$—	$—	$31,000
Subordinated debentures	—	—	84,661	416,850	501,511
Certificates of deposit	1,433,757	100,151	9,576	83,358	1,626,842
Operating leases	21,257	37,930	27,104	13,009	99,300
Total contractual cash obligations	$1,465,014	$159,081	$121,341	$513,217	$2,258,653

Off-Balance Sheet Arrangements

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	At December 31, 2020
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(Dollars in thousands)
Other Unused Commitments
Commercial and industrial	$981,432	$389,844	$87,072	$57,658	$1,516,006
Construction	56,412	124,795	139	—	181,346
Agribusiness and farmland	43,037	15,443	—	860	59,340
Home equity lines of credit	3,054	4,468	7,334	44,060	58,916
Standby letters of credit	38,771	—	—	—	38,771
All other	27,008	21,218	23,744	20,901	92,871
Total commitments	$1,149,714	$555,768	$118,289	$123,479	$1,947,250

See Note 18 - Financial Instruments with Off-Balance Sheet Risk to the Consolidated Financial Statements in Item 8 hereof for narrative disclosure regarding off-balance sheet arrangements.

Impact of Inflation and Changing Prices

Our consolidated financial statements and related data presented in this Annual Report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States, which require the measurement of financial position and operating results in terms of historical dollar amounts (except with respect to securities classified as available-for-sale that are carried at market value) without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same magnitude as the price of goods and services.

Impact of New Accounting Standards

See Note 1 - Description of Business and Summary of Significant Accounting Policies to the Consolidated Financial Statements included in Item 8 hereof for a listing of recently issued accounting pronouncements and the impact of them on the Company.

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

Interest Rate Risk Management

The principal objective of the Company’s interest rate risk management function is to maintain an interest rate risk profile close to the desired risk profile in light of the interest rate outlook. The Bank measures the interest rate risk included in the major balance sheet portfolios and compares the current risk profile to the desired risk profile and to policy limits set by the Board of Directors. Management then implements strategies consistent with the desired risk profile. Asset duration is compared to liability, with the desired mix of fixed and floating rate determined based upon the Company’s risk profile and outlook. Likewise, the Bank seeks to raise non-maturity deposits. Management often implements these strategies through pricing actions. Finally, management structures its security portfolio and borrowings to offset some of the interest rate sensitivity created by the re-pricing characteristics of customer loans and deposits.

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

The following table shows the projected NII and net interest margin of the Company at December 31, 2020 and 2019, assuming instantaneous parallel interest rate shifts in the first month of the following year:

December 31, 2020
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
200	678,071	4,892	0.7	3.66
100	673,368	189	—	3.64
Static	673,179	—	—	3.64
-100	657,184	(15,995)	(2.4)	3.55
-200	646,912	(26,267)	(3.9)	3.49

December 31, 2019
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
200	457,284	2,271	0.5	4.33
100	456,115	1,102	0.2	4.32
Static	455,013	—	—	4.31
-100	452,307	(2,706)	(0.6)	4.29
-200	444,418	(10,595)	(2.3)	4.21

The following table shows the EVE and projected change in the EVE of the Company at December 31, 2020 and 2019, assuming instantaneous parallel interest rate shifts in the first period of the year:

December 31, 2020
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
200	2,803,543	85,252	3.1	15.57
100	2,774,537	56,246	2.1	14.91
Static	2,718,291	—	—	14.12
-100	2,535,779	(182,512)	(6.7)	12.73
-200	2,150,082	(568,209)	(20.9)	10.46

December 31, 2019
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
200	2,084,891	106,053	5.4	19.77
100	2,042,116	63,277	3.2	18.91
Static	1,978,839	—	—	17.90
-100	1,884,247	(94,591)	(4.8)	16.63
-200	1,728,146	(250,693)	(12.7)	14.86

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Pacific Premier Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method for accounting for credit losses effective January 1, 2020, due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification No. 326, Financial Instruments - Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method provided in Accounting Standards Update No. 2016-13 such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. See critical audit matter below.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Commercial Real Estate and Commercial Loans

As described in Notes 1 and 5 to the consolidated financial statements, effective January 1, 2020 the Company adopted ASC 326, “Financial Instruments – Credit Losses,” which requires the Company to record an estimate of expected lifetime credit losses on loans at the time of origination or acquisition. In accordance with this standard, as of January 1, 2020 the Company recorded an initial adjustment to the allowance for credit losses (“ACL”) of $64.0 million (see change in accounting principle explanatory paragraph above). At December 31, 2020 the Company has a gross loan portfolio of $13.2 billion and a related allowance for credit losses on loans of $268.0 million.

The Company uses a discounted cash flow methodology when determining estimates for the ACL for commercial real estate loans and commercial loans, which comprise the majority of the loan portfolio. The Company’s discounted cash flow methodology includes probability of default (“PD”) and loss given default (“LGD”) assumptions, which incorporate expectations of future economic conditions, using reasonable and supportable forecasts. Together, the PD and LGD assumptions are significant inputs to generate estimates of cash flows expected to be collected over the estimated life of a loan.

The PD and LGD assumptions for commercial real estate and commercial loans are determined using third-party proprietary models created by Moody’s Analytics, and are based both on management’s internal loan data and proxy loan information. The PD and LGD assumptions are conditioned by a combination of probability-weighted forecasted economic scenarios, also provided by Moody’s Analytics. The determination of the scenario conditioned PD and LGD assumptions require significant management judgment as they are based on proprietary models with significant unobservable inputs.

The estimation of the allowance for credit losses on commercial real estate and commercial loans, particularly the determination of the scenario conditioned PD and LGD assumptions, is considered a critical audit matter as it includes application of new accounting standards and the use of subjective management judgment with regard to the reasonableness of management’s established methodology, including the relevance and reliability of proxy loan information and the reasonableness of forecasted economic scenarios. Performing audit procedures to evaluate the scenario conditioned PD and LGD assumptions involved a high degree of auditor judgement and required significant effort, including the need to involve Crowe LLP specialists (“firm specialists”).

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of controls over the estimate of the allowance for credit losses on loans, including controls addressing:
◦The reasonableness of management’s established methodology in accordance with GAAP;
◦The relevance and reliability of the proxy loan information;
◦The reasonableness of management's judgments over the forecasted economic scenarios selected, and;
◦The completeness and accuracy of loan level data.

•Substantively testing management's process, including evaluating their judgments and assumptions, for developing the estimate of the allowance for credit losses on loans which included:
◦Testing the completeness and accuracy of data used as the basis of the calculation,
◦Testing of management’s methodology and third-party models, including an evaluation of the conceptual design and reasonableness of management’s PD and LGD assumptions, assisted by firm specialists;
◦Evaluating the reasonableness of management's judgments over the weighting and selection of forecasted economic scenarios, assisted by firm specialists;
◦Evaluating the relevance and reliability of proxy loan information, assisted by firm specialists, and;
◦Evaluating the Company’s validation of ACL models performed by a third party.

Acquisition of Opus Bancorp – Acquired Loans

As described in Note 28 to the consolidated financial statements, effective June 1, 2020, the Company completed the acquisition of Opus for total consideration of approximately $749.6 million. The Company accounted for this transaction under the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires purchased assets and liabilities assumed and consideration exchanged to be recorded at their respective estimated fair values at the date of acquisition.

Management engaged a third-party specialist to develop the fair value estimate of Opus’s loan portfolio as of the acquisition date in accordance with ASC 820. Inputs and assumptions used in the fair value estimate of the loan portfolio, includes interest rate risk, required equity return, servicing, credit, and liquidity risk. The loan portfolio was segmented into two groups: purchased credit deteriorated (“PCD”) loans and non-PCD loans. The fair value of both PCD and non-PCD loans was calculated using a discounted cash flow analysis. Non-PCD loans and PCD loans had a fair value of $4.94 billion and $841.2 million, respectively, at the acquisition date and contractual balance of $5.05 billion and $896.5 million, respectively.

We identified the acquisition date fair value of acquired Opus loans as a critical audit matter as auditing this estimate requires subjective auditor judgment. The principal considerations for this determination are the level of judgement involved in evaluating management’s identification of loans with evidence of credit deterioration, the need for specialized skill in evaluating the reasonableness of unobservable inputs and assumptions used in management’s estimation of the fair value of all acquired loans, and the size of the acquired loan portfolio.

The primary audit procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of controls over the estimate of fair value of acquired Opus loans, including controls addressing:
◦Management’s identification of loans with credit deterioration at acquisition date;
◦Management’s evaluation of the reasonableness of the methods and assumptions used to estimate fair value;
◦Management’s review of the completeness and accuracy of the loan level data used in the calculation; and,
◦Management’s evaluation over the Opus’ loan portfolio’s risk profile, credit monitoring processes and controls, and adequacy of assigned loan risk ratings as of acquisition date.

•Substantively testing management’s process, including evaluating their judgments, for estimating the fair value of acquired Opus loans, which included:
◦Testing the completeness and accuracy of loans determined to have credit deterioration at acquisition date and evaluating the reasonableness of the criteria utilized by management in their determination;
◦Utilizing a Crowe LLP valuation specialist to assist in evaluating the reasonableness of significant assumptions and methods utilized, and overall reasonableness of the fair values;
◦Testing the completeness and accuracy of the loan level data used in the calculation;
◦Testing the adequacy of assigned loan risk ratings at acquisition date.

Quantitative Assessment of Goodwill

As described in Note 8 to the consolidated financial statements, the Company’s goodwill balance was $898.6 million at December 31, 2020, which is allocated to the Company’s single reporting unit. The Company’s policy is to assess goodwill for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe the value of goodwill may be impaired. In accordance with ASC 350-20, Intangibles – Goodwill and Other – Goodwill, the Company elected to forego a qualitative assessment of goodwill and proceed directly to a quantitative assessment of goodwill during the fourth quarter of 2020. The Company engaged a third-party specialist to perform a quantitative goodwill impairment test in the fourth quarter of 2020. The Company’s quantitative assessment of goodwill in the fourth quarter of 2020 consisted of a market approach as well as a discounted cash flow approach, both of which were given equal weighting. The quantitative assessment of goodwill involves significant estimates and subjective assumptions which require a high degree of management judgment. This judgment includes the Company’s projections of future operating results and selection of an appropriate discount rate that represents the estimated cost of equity in the discounted cash flow approach, and the identification of market comparables and the control premium used in the market approach.

We identified the Company’s quantitative assessment of goodwill as a critical audit matter. The principal consideration for this determination was the degree of auditor judgment in performing procedures over the key assumptions, which include projections of future operating results, selection of an appropriate discount rate, and control premium assumptions used by the Company in the assessment.

The primary procedures performed to address this critical audit matter included:

•Testing the effectiveness of controls over management’s goodwill impairment test including controls addressing:
◦Management’s review of the relevance and reliability of the internal projections of future operating results used in the discounted cash flow methodology.
◦Management’s review of the reasonableness of the discount rate used in the discounted cash flow methodology.
◦Management’s review of the reasonableness of the control premium assumptions used in the market approach.

•Substantively testing management’s estimate, including evaluating management’s judgments and assumptions, for estimating fair value of the Company which included:
◦Evaluation of management’s projected future operating results for reasonableness.
◦Evaluation of the market comparables selected by the Company in the market approach for reasonableness.
◦Utilization of a Crowe LLP valuation specialist to assist in evaluating the appropriateness of valuation methodologies, discount rate, control premium, and overall reasonableness of the methodologies used in the goodwill assessment.

/s/ Crowe LLP

We have served as the Company’s auditor since 2016.

Franklin, Tennessee
February 26, 2021

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)
	At December 31,
	2020	2019
ASSETS
Cash and due from banks	$135,429	$135,847
Interest-bearing deposits with financial institutions	745,337	191,003
Cash and cash equivalents	880,766	326,850
Interest-bearing time deposits with financial institutions	2,845	2,708
Investments held-to-maturity, at amortized cost (fair value of 25,013 and 38,760 as of December 31, 2020 and December 31, 2019, respectively)	23,732	37,838
Investment securities available-for-sale, at fair value	3,931,115	1,368,384
FHLB, FRB, and other stock, at cost	117,055	93,061
Loans held for sale, at lower of cost or fair value	601	1,672
Loans held for investment	13,236,433	8,722,311
Allowance for credit losses	(268,018)	(35,698)
Loans held for investment, net	12,968,415	8,686,613
Accrued interest receivable	74,574	39,442
Other real estate owned	—	441
Premises and equipment	78,884	59,001
Deferred income taxes, net	89,056	—
Bank owned life insurance	292,564	113,376
Intangible assets	85,507	83,312
Goodwill	898,569	808,322
Other assets	292,861	154,992
Total assets	$19,736,544	$11,776,012
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$6,011,106	$3,857,660
Interest-bearing:
Checking	2,913,260	586,019
Money market/savings	5,662,969	3,406,988
Retail certificates of deposit	1,471,512	973,465
Wholesale/brokered certificates of deposit	155,330	74,377
Total interest-bearing	10,203,071	5,040,849
Total deposits	16,214,177	8,898,509
FHLB advances and other borrowings	31,000	517,026
Subordinated debentures	501,511	215,145
Deferred income taxes, net	—	1,371
Accrued expenses and other liabilities	243,207	131,367
Total liabilities	16,989,895	9,763,418
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at December 31, 2020 and December 31, 2019; 94,483,136 shares and 59,506,057 shares issued and outstanding, respectively	931	586
Additional paid-in capital	2,354,871	1,594,434
Retained earnings	330,555	396,051
Accumulated other comprehensive income	60,292	21,523
Total stockholders’ equity	2,746,649	2,012,594
Total liabilities and stockholders’ equity	$19,736,544	$11,776,012

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
	For the Year Ended December 31,
	2020	2019	2018
INTEREST INCOME
Loans	$577,558	$485,663	$415,410
Investment securities and other interest-earning assets	53,168	40,444	33,013
Total interest income	630,726	526,107	448,423
INTEREST EXPENSE
Deposits	34,336	58,297	37,653
FHLB advances and other borrowings	1,532	9,829	11,343
Subordinated debentures	20,647	10,680	6,716
Total interest expense	56,515	78,806	55,712
Net interest income before provision for credit losses	574,211	447,301	392,711
Provision for credit losses	191,816	5,719	8,253
Net interest income after provision for credit losses	382,395	441,582	384,458
NONINTEREST INCOME
Loan servicing income	2,028	1,840	1,445
Service charges on deposit accounts	6,712	5,769	5,128
Other service fee income	1,554	1,438	902
Debit card interchange fee income	2,526	3,004	4,326
Earnings on BOLI	7,160	3,486	3,427
Net gain from sales of loans	8,609	6,642	10,759
Net gain from sales of investment securities	13,882	8,571	1,399
Trust custodial account fees	16,653	—	—
Other income	12,201	4,486	3,641
Total noninterest income	71,325	35,236	31,027
NONINTEREST EXPENSE
Compensation and benefits	180,452	139,187	129,886
Premises and occupancy	43,296	30,758	24,544
Data processing	20,491	12,301	13,412
Other real estate owned operations, net	1	160	4
FDIC insurance premiums	3,571	764	3,002
Legal and professional services	15,633	12,869	10,040
Marketing expense	5,891	6,402	6,151
Office expense	7,216	4,826	5,312
Loan expense	3,531	4,079	3,370
Deposit expense	19,700	15,266	9,916
Merger-related expense	49,129	656	18,454
Amortization of intangible assets	17,072	17,245	13,594
Other expense	15,136	14,552	12,220
Total noninterest expense	381,119	259,065	249,905
Net income before income taxes	72,601	217,753	165,580
Income tax expense	12,250	58,035	42,240
Net income	$60,351	$159,718	$123,340
EARNINGS PER SHARE
Basic	$0.75	$2.62	$2.29
Diluted	$0.75	$2.60	$2.26
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	79,209,560	60,339,714	53,963,047
Diluted	79,506,274	60,692,281	54,613,057

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
	For the Year Ended December 31,
	2020	2019	2018
Net income	$60,351	$159,718	$123,340
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities arising during the period, net of income tax expense (benefit) (1)	48,674	33,226	(5,019)
Reclassification adjustment for net gain on sale of securities included in net income, net of income tax (2)	(9,905)	(6,102)	(1,079)
Other comprehensive income (loss), net of tax	38,769	27,124	(6,098)
Comprehensive income, net of tax	$99,120	$186,842	$117,242

(1) Income tax expense (benefit) on unrealized holding gains (losses) on securities was $19.5 million for 2020, $13.4 million for 2019, and $(2.2) million for 2018.
(2) Income tax expense on reclassification adjustment for net gain on sale of securities included in net income was $4.0 million for 2020, $2.5 million for 2019, and $320,000 for 2018.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2017	46,245,050	$458	$1,063,974	$177,149	$415	$1,241,996
Net Income	—	—	—	123,340	—	123,340
Other comprehensive loss	—	—	—	—	(6,098)	(6,098)
Share-based compensation expense	—	—	9,033	—	—	9,033
Issuance of restricted stock, net	270,571	—	—	—	—	—
Issuance of common stock	15,758,039	158	601,013	—	—	601,171
Restricted stock surrendered and canceled	(33,148)	—	(1,669)	—	—	(1,669)
Exercise of stock options, net	240,243	1	1,923	—	—	1,924
Reclassification of certain tax effects of the Tax Cuts and Jobs Act	—	—	—	(82)	82	—
Balance at December 31, 2018	62,480,755	$617	$1,674,274	$300,407	$(5,601)	$1,969,697
Net Income	—	—	—	159,718	—	159,718
Other comprehensive income	—	—	—	—	27,124	27,124
Repurchase and retirement of common stock	(3,364,761)	(33)	(89,887)	(10,080)	—	(100,000)
Cash dividends declared ($0.88 per share)	—	—	—	(53,867)	—	(53,867)
Dividend equivalents declared ($0.88 per restricted stock units)	—	—	127	(127)	—	—
Share-based compensation expense	—	—	10,528	—	—	10,528
Issuance of restricted stock, net	316,754	—	—	—	—	—
Restricted stock surrendered and canceled	(139,569)	—	(3,285)	—	—	(3,285)
Exercise of stock options, net	212,878	2	2,677	—	—	2,679
Balance at December 31, 2019	59,506,057	$586	$1,594,434	$396,051	$21,523	$2,012,594
Net Income	—	—	—	60,351	—	60,351
Other comprehensive income	—	—	—	—	38,769	38,769
Cash dividends declared ($1.03 per share)	—	—	—	(79,901)	—	(79,901)
Dividend equivalents declared ($1.03 per restricted stock units)	—	—	321	(321)	—	—
Share-based compensation expense	—	—	10,859	—	—	10,859
Issuance of restricted stock, net	563,330	—	—	—	—	—
Issuance of common stock - acquisition	34,407,403	344	749,259	—	—	749,603
Restricted stock surrendered and canceled	(116,439)	—	(1,653)	—	—	(1,653)
Exercise of stock options, net	122,785	1	1,651	—	—	1,652
Cumulative effect of the change in accounting principle (1)	—	—	—	(45,625)	—	(45,625)
Balance at December 31, 2020	94,483,136	$931	$2,354,871	$330,555	$60,292	$2,746,649
______________________________
(1) Related to the adoption of Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. See Note 1 - Description of Business and Summary of Significant Accounting Policies.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$60,351	$159,718	$123,340
Adjustments to net income:
Depreciation and amortization expense	13,349	9,815	7,773
Provision for credit losses	191,816	5,719	8,253
Share-based compensation expense	10,859	10,528	9,033
Loss (gain) on sale and disposal of premises and equipment	255	(42)	108
Loss (gain) on sale of or write down of other real estate owned	112	(55)	(355)
Net amortization on securities	15,971	4,745	6,900
Net accretion of discounts/premiums for acquired loans and deferred loan fees/costs	(40,291)	(27,378)	(21,401)
Gain on sale of investment securities available-for-sale	(13,882)	(8,571)	(1,399)
Originations of loans held for sale	(14,251)	(98,232)	(147,740)
Proceeds from the sales of and principal payments from loans held for sale	16,552	111,952	184,220
Gain on sale of loans	(8,609)	(6,642)	(10,759)
Deferred income tax (benefit) expense	(42,622)	7,496	9,275
Change in accrued expenses and other liabilities, net	(9,455)	(6,265)	14,157
Income from bank owned life insurance, net	(5,538)	(2,689)	(2,774)
Amortization of intangible assets	17,072	17,245	13,594
Change in accrued interest receivable and other assets, net	20,609	5,346	4,266
Net cash provided by operating activities	212,298	182,690	196,491
Cash flows from investing activities:
Net increase in interest-bearing time deposits with financial institutions	—	3,435	490
Proceeds from sale of other real estate owned	534	405	1,058
Loan originations and payments, net	53,972	266,632	(340,023)
Proceeds from loans held for sale previously classified as portfolio loans	1,338,325	86,313	125,485
Purchase of loans held for investment	(66,470)	(222,701)	(61,562)
Purchase of held-to-maturity securities	—	—	(29,002)
Proceeds from prepayments and maturities of held-to-maturity securities	13,959	7,318	1,785
Purchase of securities available-for-sale	(2,715,499)	(889,516)	(462,534)
Proceeds from prepayments and maturities of securities available-for-sale	268,463	114,520	131,268
Proceeds from sale of securities available-for-sale	766,512	551,784	407,004
Proceeds from the sale of premises and equipment	42	14,751	—
Proceeds from bank-owned life insurance settlements	17,799	405	1,284
Purchases of premises and equipment	(11,408)	(18,834)	(10,295)
Change in FHLB, FRB, and other stock, at cost	(22,664)	2,306	(27,086)
Funding of CRA investments	(10,182)	(15,069)	(21,936)
Change in cash acquired in acquisitions, net	937,100	—	146,571
Net cash provided by (used in) investing activities	570,483	(98,251)	(137,493)
Cash flows from financing activities:
Net increase in deposit accounts	399,678	240,158	65,553
Net change in short-term borrowings	(691,000)	(115,075)	(108,064)
Repayment of long-term FHLB borrowings	(5,000)	(35,500)	(10,500)
Redemption of junior subordinated debt securities	—	(18,558)	—
Proceeds from issuance of subordinated debt, net	147,359	122,453	—
Cash dividends paid	(79,901)	(53,867)	—
Repurchase and retirement of common stock	—	(100,000)	—
Proceeds from exercise of stock options	1,652	2,679	1,924
Restricted stock surrendered and canceled	(1,653)	(3,285)	(1,669)
Net cash (used in) provided by financing activities	(228,865)	39,005	(52,756)
Net change in cash and cash equivalents	553,916	123,444	6,242
Cash and cash equivalents, beginning of year	326,850	203,406	197,164
Cash and cash equivalents, end of year	$880,766	$326,850	$203,406

Supplemental cash flow disclosures:
Interest paid	$57,020	$79,386	$53,960
Income taxes paid	36,158	52,093	32,296
Noncash investing activities:
Transfers from portfolio loans to loans held for sale	1,330,946	$89,259	$133,499
Transfers from loans to other real estate owned	208	644	15
Recognition of operating lease right-of-use assets	(12,277)	(52,701)	—
Recognition of operating lease liabilities	12,277	52,701	—
Assets acquired (liabilities assumed) in acquisitions (See Note 28):
Fair value of stock and equity award consideration	749,603	—	601,172
Cash consideration	2	—	980
Fair value of assets acquired	8,102,281	—	3,388,863
Liabilities assumed	7,352,676	—	2,786,711
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

The principal business of the Company is attracting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in business loans and commercial real estate loans. At December 31, 2020, the Company had 65 full-service depository branches located in the western United States in major metropolitan markets in California, Washington, Oregon, Arizona, and Nevada. The Company also offers IRA custodial and maintenance services through its Pacific Premier Trust division, which serves as a custodian for self-directed IRAs, the funds of which account owners use for self-directed investments in various alternative asset classes. Additionally, the Company provides commercial escrow services through its Commerce Escrow division, which facilitates tax-deferred commercial exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company is subject to the regulations of certain governmental agencies, and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation. The Consolidated Financial Statements include the accounts of the Corporation and its wholly-owned subsidiary the Bank. The Company is organized and operates as a single reporting segment, principally engaged in the commercial banking business. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company consolidates voting entities in which the Company has control through voting interests or entities through which the Company has a controlling financial interest in a variable interest entity (“VIE”). The Company evaluates its interests in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company's involvement with the VIE. See Note 16 - Variable Interest Entities for additional information.

Effective June 1, 2020, the Corporation completed the acquisition of Opus Bank (“Opus”), a California-chartered state bank headquartered in Irvine, California, for a total consideration of approximately $749.6 million. At closing, Opus had $8.32 billion in total assets and operated 46 banking offices located throughout California, Washington, Oregon, and Arizona. See further discussion in Note 4 – Acquisitions.

Basis of Financial Statement Presentation. The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (‘’GAAP’’). Certain amounts in the financial statements and related footnote disclosures for the prior years have been reclassified to conform to the current presentation with no impact to previously reported net income or stockholders’ equity.

Use of Estimates. The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates, and those estimates may change as new information is obtained.

The following discussion provides a summary of the Company’s significant accounting policies:

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, cash balances due from banks, and federal funds sold. Interest bearing deposits with financial institutions represent primarily cash held at the Federal Reserve Bank of San Francisco. The Board of Governors of the Federal Reserve System (“Federal Reserve”) has cash reserve requirements for depository institutions based on the amount of deposits held. At December 31, 2020, the Bank had no required balance by the Federal Reserve. The Company maintains amounts due from banks that exceed federally insured limits. The Company has not experienced any losses in such accounts.

Securities. The Company has established written guidelines and objectives for its investing activities. At the time of purchase, management designates the security as either held-to-maturity, available-for-sale or held-for-trading based on the Company’s investment objectives, operational needs, and intent. The investments are monitored to ensure that those activities are consistent with the established guidelines and objectives.

Securities Held-to-Maturity. Investments in debt securities that management has the positive intent and ability to hold to maturity are reported at cost and adjusted for periodic principal payments and the amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method over the period of time remaining to investment’s maturity.

Securities Available-for-Sale. Investments in debt securities that management has no immediate plan to sell, but which may be sold in the future, are carried at fair value. Premiums and discounts are amortized using the interest method over the remaining period to the call date for premiums or contractual maturity for discounts and, in the case of mortgage-backed securities, the estimated average life, which can fluctuate based on the anticipated prepayments on the underlying collateral of the securities. Unrealized holding gains and losses, net of tax, are recorded in a separate component of stockholders’ equity as accumulated other comprehensive income. Realized gains and losses on the sales of securities are determined using the specific identification method, recorded on a trade date basis based on the amortized cost basis of the specific security and are included in noninterest income as net gain (loss) on investment securities.

Allowance for Credit Losses on Investment Securities. Effective January 1, 2020, the allowance for credit losses (“ACL”) on investment securities is determined for both the held-to-maturity and available-for-sale classifications of the investment portfolio in accordance with ASC 326. For available-for-sale investment securities, the Company performs a quarterly qualitative evaluation for securities in an unrealized loss position to determine if, for those investments in an unrealized loss position, the decline in fair value is credit related or non-credit related. In determining whether a security’s decline in fair value is credit related, the Company considers a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) downgrades in credit ratings; (iv) payment structure of the security, (v) the ability of the issuer of the security to make scheduled principal and interest payments, and (vi) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads. If it is determined that the unrealized loss, or a portion thereof, is credit related, the Company records the amount of credit loss through a charge to provision for credit losses in current period earnings. However, the amount of credit loss recorded in current period earnings is limited to the amount of the total unrealized loss on the security, which is measured as the amount by which the security’s fair value is below its amortized cost. If it is likely the Company will be required to sell the security in an unrealized loss position, the total amount of the loss is recognized in current period earnings. Unrealized losses deemed non-credit related are recorded, net of tax, through accumulated other comprehensive income.

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

Federal Home Loan Bank Stock. The Bank is a member of the Federal Home Loan Bank (“FHLB”) System. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are recorded as a component of interest income.

Federal Reserve Bank Stock. The Bank is a member of the Federal Reserve Bank of San Francisco (the “FRB”). FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are recorded as a component of interest income.

Loans Held for Sale. Loans that the Company has the intent to sell prior to maturity have been designated as held for sale at origination or when the determination is made to sell the loan. Such loans are recorded at the lower of cost or fair value. Gains or losses are recognized upon the sale of the loans on a specific identification basis. Origination fees and costs are deferred until the time of sale and are included in the calculation of the gain or loss on the sale of the loan.

Loan Servicing Assets. Servicing assets are related to SBA loans sold and are recognized at the time of sale when servicing is retained with the income statement effect recorded in gains on sales of SBA loans. Servicing assets are initially recorded at fair value based on the present value of the contractually specified servicing fee, net of estimated servicing costs, over the estimated life of the loan. The Company’s servicing costs approximates the industry average servicing costs of approximately 40 basis points. The servicing assets are subsequently amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. The Company periodically evaluates servicing assets for impairment based upon the fair value of the assets as compared to their carrying amount.

The Company typically sells the guaranteed portion of SBA loans and retains the unguaranteed portion (“retained interest”). A portion of the premium on sale of SBA loans is recognized as gain on sale of loans at the time of the sale by allocating the carrying amount between the asset sold and the retained interest, based on their relative fair values. The remaining portion of the premium is recorded as a discount on the retained interest and is amortized over the remaining life of the loan as an adjustment to yield. The retained interest, net of any discount, are included in loans held for investment—net of allowance for credit losses in the accompanying consolidated statements of financial condition.

Loans Held for Investment. Loans held for investment are loans the Company has the ability and intent to hold until their maturity. These loans are carried at amortized cost, net of discounts and premiums on acquired and purchased loans, and net deferred loan origination fees and costs. Purchase discounts and premiums and net deferred loan origination fees and costs on loans are accreted or amortized in interest income as an adjustment of yield, using the interest method, over the expected life of the loans. Amortization of deferred loan fees and costs are discontinued for loans placed on nonaccrual. Any remaining discounts, premiums, deferred fees or costs, and prepayment fees associated with loan payoffs prior to contractual maturity are included in loan interest income in the period of payoff. Loan commitment fees received to originate or purchase a loan are deferred and, if the commitment is exercised, recognized over the life of the loan using the interest method as an adjustment of yield or, if the commitment expires unexercised, recognized as income upon expiration of the commitment.

The Company accrues interest on loans using the interest method and only if deemed collectible. Loans for which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest is past due 90 days based on contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to the timely collection of principal and or interest. When loans are placed on nonaccrual status, all previously accrued and uncollected interest is promptly reversed against current period interest income, and as such an ACL for accrued interest receivable is not established. Interest income generally is not recognized on nonaccrual loans unless the likelihood of further loss is remote. Interest payments received on nonaccrual loans are applied as a reduction to the loan principal balance. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are deemed to be fully collectible as to all principal and interest.

Allowance for Credit Losses on Loans. Effective January 1, 2020, the Company accounts for credit losses on loans in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination or acquisition. The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated statements of financial condition. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. The Company measures the ACL on commercial real estate loans and commercial loans using a discounted cash flow approach, and a historical loss rate methodology is used to determine the ACL on retail loans. The Company’s discounted cash flow methodology incorporates a probability of default and loss given default, as well as expectations of future economic conditions, using reasonable and supportable forecasts. Together, the probability of default and loss given default model with the use of reasonable and supportable forecasts generate estimates for cash flows expected to be collected over the estimated life of a loan. Estimates of future expected cash flows ultimately reflect assumptions made concerning net credit losses over the life of a loan. The use of reasonable and supportable forecasts requires significant judgment, such as selecting a forecast scenario, or the use of multiple forecast scenarios and the related scenario-weighting, as well as determining the appropriate length of the forecast horizon. Management leverages economic projections from a reputable and independent third party to inform and provide its reasonable and supportable economic forecasts. Other internal and external indicators of economic forecasts may also be considered by management when developing the forecast metrics. The Company’s ACL model reverts to long-term average loss rates for purposes of estimating expected cash flows beyond a period deemed reasonable and supportable. The Company forecasts economic conditions and expected credit losses over a two-year time horizon before reverting to long-term historical average loss rates over a period of three years. The duration of the forecast horizon, the period over which forecasts revert to long-term averages, the economic forecasts that management utilizes, as well as additional internal and external indicators of economic forecasts that management considers, may change over time depending on the nature and composition of our loan portfolio. Changes in economic forecasts, in conjunction with changes in loan specific attributes, impact a loan’s probability of default and loss given default, which can drive changes in the determination of the ACL.

Expectations of future cash flows are discounted at the loan’s effective interest rate. The resulting ACL represents the amount by which the loan’s amortized cost exceeds the net present value of a loan’s discounted cash flows. The ACL is recorded through a charge to provision for credit losses and is reduced by charge-offs, net of recoveries on loans previously charged-off. It is the Company’s policy to promptly charge-off loan balances at the time they have been deemed uncollectable.

The Company’s ACL model also includes adjustments for qualitative factors, where appropriate. Since historical information (such as historical net losses and economic cycles) may not always, by itself, provide a sufficient basis for determining future expected credit losses, the Company periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not limited to factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL.

The Company has a credit portfolio review process designed to detect problem loans. Problem loans are typically those of a substandard or worse internal risk grade, and may consist of loans on nonaccrual status, troubled debt restructurings (“TDRs”), loans where the likelihood of foreclosure on underlying collateral has increased, collateral dependent loans and other loans where concern or doubt over the ultimate collectability of all contractual amounts due has become elevated. Such loans, which have exhibited a deterioration in credit quality may, in the opinion of management, be deemed to no longer possess risk characteristics similar to other loans in the loan portfolio, because the specific attributes and risks associated with the loan have likely become unique as the credit quality of the loan deteriorates. As such, these loans may require individual evaluation to determine an appropriate ACL for the loan. When a loan is individually evaluated, the Company typically measures the expected credit loss for the loan based on a discounted cash flow approach, unless the loan has been deemed collateral dependent. Collateral dependent loans are loans where the repayment of the loan is expected to come from the operation of and/or eventual liquidation of the underlying collateral. The ACL for collateral dependent loans is determined using estimates for the fair value of the underlying collateral, less costs to sell.

Although management uses the best information available to derive estimates necessary to measure an appropriate level of ACL, future adjustments to the ACL may be necessary due to economic, operating, regulatory, and other conditions that may extend beyond the Company’s control. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL and credit review process. Such agencies may require the Company to recognize additions to the ACL based on judgments different from those of management.

Please also see Note 5 - Allowance for Credit Losses, of these Consolidated Financial Statements for additional discussion concerning the Company’s ACL methodology.

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

At December 31, 2020, the Company had the following detailed segmentation on classes of loans:

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

•Multifamily - Multifamily loans are secured by multi-unit (5 or more units) residential real properties. Payments on multifamily loans are dependent on the successful operation or management of the properties, and repayment of these loans may be subject to adverse conditions in the real estate market or the economy.

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

•Franchise secured by real estate - Franchise real estate secured loans are business loans secured by real property occupied by franchised restaurants, generally quick-service restaurants. These loans are primarily underwritten based on the cash flows of the business and secondarily on the real estate. Risks associated with these loans include material decreases in the value of real estate being held as collateral, and the borrower’s inability to pay as a result of increases in interest rates or decreases in cash flow from the underlying business.

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

•SBA Paycheck Protection Program (“PPP”) loans - Federally guaranteed loans designed to assist small and medium sized businesses through the disruptions in business brought on by the Coronavirus Disease 2019 (“COVID-19”) pandemic. The Paycheck Protection Program is part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act that was signed into law in March 2020. The loans are designed to help businesses meet the on-going costs associated with running and maintaining a business through the COVID-19 pandemic and provide the potential for forgiveness of the loan if the borrower uses the funds for certain purposes, such as maintaining employees on payroll for a specified period of time. Additionally, the PPP allows for a deferral period until the date when the amount of loan forgiveness is determined and remitted to the lender. For borrowers who do not apply for forgiveness, the loan deferral period is 10 months after the applicable forgiveness period ends. In July 2020, the Company sold its entire SBA PPP loan portfolio with an aggregate amortized cost of $1.13 billion to a seasoned and experienced non-bank lender and servicer of SBA loans, resulting in improved balance sheet liquidity and a gain on sale of approximately of $18.9 million, net of net deferred origination fees and purchase discounts. As of December 31, 2020, the Company had no SBA PPP loans.

Retail Loans:

•One-to-four family - Although we do not originate traditional single family mortgages, we have acquired first lien single family loans through bank acquisitions. We also originate home equity lines of credit loans to consumers within out market area. The primary risks of one-to-four family loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make loans unprofitable to the borrower.

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

Troubled Debt Restructurings. From time-to-time, the Company makes modifications to certain loans when a borrower is experiencing financial difficulty. These modifications are made to alleviate temporary impairments in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. Modifications typically include: changes in the amortization terms of the loan, reductions in interest rates, acceptance of interest only payments, and, in limited cases, reductions to the outstanding loan balance. Such loans are typically placed on nonaccrual status and are returned to accrual status when all contractual amounts past due have been brought current, the loan has performed under the modified terms of the loan agreement for a period of at least six months, and the ultimate collectability of all contractual amounts due under the modified terms of the loan agreement is no longer in doubt. The Company typically measures the ACL for TDRs on an individual basis when the loans are deemed to no longer share similar risk characteristics with other loans in the portfolio. The determination of the ACL for TDRs is based on a discounted cash flow approach for both those measured collectively and individually, unless the loan is deemed collateral dependent, which requires measurement of the ACL based on the fair value of the collateral less cost to sell.

The CARES Act, signed into law on March 27, 2020, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Consolidated Appropriations Act, 2021 (“CAA”), signed into law on December 27, 2020, extends the applicable period to include modification to loans held by financial institutions made during the period beginning March 1, 2020 and ending on the earlier of (i) January 1, 2022, or (ii) 60 days after the date of termination of the COVID-19 national emergency. The Company has elected to apply this guidance to qualifying loan modifications. For such modifications, in the form of payment deferrals, the delinquency status will not advance and loans that were accruing at the time that the relief is provided will generally not be placed on nonaccrual status during the deferral period. Interest income will continue to be recognized over the contractual life of the loan. However, the Company, through its credit portfolio management activities, has continued to monitor facts and circumstances associated with the underlying credit quality of loans modified under the provisions of the CARES Act in an effort to identify any loans where the accrual of interest during the modification period is no longer appropriate. In such cases, the Company ceases the accrual of interest and all previously accrued and uncollected interest is promptly reversed against current period interest income. For additional information, see Note 4 - Loans Held for Investment.

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

Acquired loans that are classified as PCD are acquired at fair value, which includes any resulting discounts or premiums. Discounts and premiums are accreted or amortized into interest income over the remaining life of the loan using the interest method. Unlike non-PCD loans, the initial ACL for PCD loans is established through an adjustment to the acquired loan balance and not through a charge to the provision for credit losses in the period in which the loans were acquired. The ACL for PCD loans is determined with the use of the Company’s ACL methodology. Characteristics of PCD loans include: delinquency, downgrade in credit quality since origination, loans on nonaccrual status, loans modified in a troubled debt restructuring, and/or other factors the Company may become aware of through its initial analysis of acquired loans that may indicate there has been more than insignificant deterioration in credit quality since a loan’s origination. In connection with the Opus acquisition on June 1, 2020, the Company acquired PCD loans with an aggregate fair value of approximately $841.2 million, and recorded an ACL of approximately $21.2 million, which was added to the amortized cost of the loans.

Subsequent to acquisition, the ACL for both non-PCD and PCD loans are determined with the use of the Company’s ACL methodology in the same manner as all other loans.

Allowance for Loan Losses. Prior to the Company’s adoption of ASC 326 on January 1, 2020, the Company maintained an allowance for loan and leases losses (“ALLL”) in accordance with ASC 450, Contingencies and ASC 310, Receivables. The ALLL was maintained at a level deemed appropriate by management to provide for known or probable incurred losses in the portfolio as of the date of the consolidated statements of financial condition. Management’s determination of the adequacy of the ALLL was based on an evaluation of the composition of the portfolio, actual historical loss experience, industry charge-off experience on income property loans, current economic conditions and other relevant factors in the area in which the Company’s lending and real estate activities are based. These factors may affect a borrower’s ability to pay as well as the value of the underlying collateral securing loans. The allowance was calculated by applying loss factors to loans held for investment according to loan type and loan credit classification. The loss factors were based primarily upon the Bank’s historical loss experience and industry charge-off experience, and were evaluated on a quarterly basis. Loan credit classifications were based on an internal loan review system, which was designed to provide for the detection of problem loans and assign an appropriate level of ALLL to them. The ALLL was periodically adjusted to reflect the estimated potential impact that relevant internal and external factors may have had on losses inherent in the loan portfolio. These factors typically consisted of:

•Changes in lending policies and procedures, including underwriting standards and collection, charge-offs, and recovery practices;
•Changes in the nature and volume of the loan portfolio, including new types of lending;
•Changes in the experience, ability, and depth of lending management and other relevant staff that may have an impact on our loan portfolio;
•Changes in the volume and severity of adversely classified or graded loans;
•Changes in the quality of our loan review system and the management oversight;
•The existence and effect of any concentrations of credit and changes in the level of such concentrations;
•Changes in national, regional, and local economic conditions, including trends in real estate values and the interest rate environment;
•Changes in the value of the underlying collateral for collateral-dependent loans; and
•The effect of external factors, such as competition, legal developments, and regulatory requirements on the level of estimated credit losses in our current loan portfolio.

Impaired Loans. Prior to the Company’s adoption of ASC 326 on January 1, 2020, the Company classified a loan as impaired when it was probable that the Company would be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The Company reviewed loans for impairment when the loan was classified as substandard or worse, delinquent 90 days, determined by management to be collateral dependent, or when the borrower filed bankruptcy or was granted a concession which qualified as a troubled debt restructuring. Measurement of impairment was based on the amount by which a loan’s carrying value exceeds its expected future cash flows discounted at the loan’s effective interest rate, an observable market value, if one exists, or the fair value of the collateral if the loan was deemed collateral dependent. Impairment was recorded through the provision for loan losses. The Company measured impairment on a loan-by-loan basis, and generally charged-off specific reserves for impaired loans at such time the loan was classified as a loss.

The ALLL was increased by provisions for loan losses, and reduced by charge-offs, net of recoveries of amounts previously charged-off.

Loan Commitments and Related Financial Instruments. Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recognized in the Consolidated Financial Statements when they are funded.

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

Premises and Equipment. Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from thirty years for buildings, seven years for furniture, fixtures and equipment, and three years for computer and telecommunication equipment. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related leases.

The Company periodically evaluates the recoverability of long-lived assets, such as premises and equipment, to ensure the carrying value has not been impaired. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Bank Owned Life Insurance (“BOLI”). BOLI assets are life insurance policies on certain current and former officers, directors and employees for which the Bank is the beneficiary under each policy. BOLI is accounted for using the cash surrender value method and is recorded at its realizable value as an asset on the consolidated statements of financial condition. Changes in the cash surrender value of BOLI and the death benefits of an insured individual covered by these policies, after distribution to the insured’s beneficiaries, if any, are recorded as tax-exempt noninterest income on the consolidated statements of income.

Goodwill and Other Intangible Assets. Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized, but tested for impairment at least annually or more frequently if events and circumstances lead management to believe the value of goodwill may be impaired. Impairment testing is performed at the reporting unit level, which is considered the Company level as management has identified the Company is its sole reporting unit as of December 31, 2020. Management’s assessment of goodwill is performed in accordance with ASC 350-20 - Goodwill and Other - Goodwill, which allows the Company to first perform a qualitative assessment of goodwill to determine if it is more likely than not the fair value of the Company’s equity is below its carrying value. However, GAAP also allows the Company, at its option, to unconditionally forego the qualitative assessment and proceed directly to a quantitative assessment. When performing a qualitative assessment of goodwill, should the results of such analysis indicate it is more likely than not the fair value of the Company’s equity is below its carrying value, the Company then performs the quantitative assessment of goodwill to determine the fair value of the reporting unit and compares it to its carrying value. If the fair value of the reporting unit is below its carrying value, the Company would then recognize the amount of impairment as the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the total amount of goodwill allocated to the reporting unit. Impairment losses are recorded as a charge to noninterest expense.

The Company typically performs its annual impairment testing in the fourth quarter. GAAP allows the Company to make an unconditional election to forego a qualitative assessment of goodwill and proceed directly to the quantitative assessment of goodwill. The Company made such election when testing goodwill for impairment in the fourth quarter of 2020. The results of this analysis indicated the estimated fair value of the Company’s equity exceeded its carrying value and that the value of goodwill assets could be supported and were not impaired. As of December 31, 2020, goodwill is the only intangible asset with an indefinite life recorded in the Company’s consolidated statements of financial condition.

Other intangible assets include core deposit and customer relationship intangibles arising from whole bank acquisitions and are amortized on a basis reflecting the pattern in which the economic benefits of the intangible asset are expected to be consumed or otherwise used up, or on a straight-line basis over their estimated useful lives, which ranges from six to eleven years. Such assets represent the estimated value ascribed to the underlying relationships and the resulting economic benefits that are expected to be consumed by the Company as a result of those relationships.

Business Combinations. The company accounts for business combinations under the acquisition method of accounting. Upon obtaining control of the acquired entity, the Company records all identifiable assets and liabilities at their estimated fair values. Goodwill is recorded when the consideration paid for an acquired entity exceeds the estimated fair value of the net assets acquired. Changes to the acquisition date fair values of assets acquired and liabilities assumed may be made as adjustments to goodwill over a 12-month measurement period following the date of acquisition. Such adjustments are attributable to additional information obtained related fair value estimates of the assets acquired and liabilities assumed. Certain costs associated with business combinations are expensed as incurred.

Subordinated Debentures. Long-term borrowings are carried at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest expense using the interest method. Debt issuance costs are recognized in interest expense using the interest method over the life of the instrument.

Leases. The Company accounts for its leases in accordance with ASC 842 - Leases, which requires the Company to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased asset. Leases with a term of 12 months or less are accounted for using straight-line expense recognition with no liability to make future lease payments or right-of-use asset being recorded for such leases. Other than short-term leases, the Company classifies its leases as either finance leases or operating leases. Leases are classified as finance leases when any of the following are met: (a) the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (b) the lease contains an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (c) the term of the lease represents a major part of the remaining life of the underlying asset, (d) the present value of the future lease payments equals or exceeds substantially all of the fair value of the underlying asset, or (e) the underling leased asset is expected to have no alternative use to the lessor at the end of the lease term due to its specialized nature. When the Company’s assessment of a lease does not meet the foregoing criteria, and the term of the lease is in excess of 12 months, the lease is classified as an operating lease.

Liabilities to make lease payments and right-of-use assets are determined based on the total contractual base rents for each lease, discounted at the rate implicit in the lease or at the Company’s estimated incremental borrowing rate if the rate is not implicit in the lease. The Company measures future base rents based on the minimum payments specified in the lease agreement from the date the lease commences, giving consideration for periodic contractual rent increases, which are based on an escalation rate or a specified index. When future rent payments are based on an index, the Company uses the index rate observed at the time of lease commencement to measure future lease payments. Liabilities to make lease payments are accounted for using the interest method, which are reduced by periodic rent payments, net of interest accretion. Right-of-use assets for finance leases are amortized on a straight-line basis over the term of the lease, while right-of-use assets for operating leases are amortized over the term of the lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion on the related liability to make lease payments. Expense recognition for finance leases is representative of the sum of periodic amortization of the associated right-of-use asset as well as the periodic interest accretion on the liability to make lease payments. Expense recognition for operating leases is recorded on a straight-line basis. As of December 31, 2020, all of the Company’s leases were classified as either operating leases or short-term leases.

From time to time the Company leases portions of the space it leases to other parties through sublease transactions. Income received from these transactions is recorded on a straight-line basis over the term of the sublease.

Revenue Recognition. The Company accounts for certain of its revenue streams deemed to arise from contracts with customers in accordance with ASC 606 - Revenue from Contracts with Customers. Revenue streams within the scope of and accounted for under ASC 606 include: service charges and fees on deposit accounts, debit card interchange fees, custodial account fees, fees from other services the Bank provides its customers, and gains and losses from the sale of other real estate owned and property, premises and equipment. ASC 606 requires revenue to be recognized when the Company satisfies related performance obligations by transferring to the customer a good or service. The recognition of revenue under ASC 606 requires the Company to first identify the contract with the customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations, and finally recognize revenue when the performance obligations have been satisfied and the good or service has been transferred. The majority of the Company’s contracts with customers associated with revenue streams that are within the scope of ASC 606 are considered short-term in nature and can be canceled at any time by the customer or the Bank, such as a deposit account agreement. Other more significant revenue streams for the Company, such as interest income on loans and investment securities, are specifically excluded from the scope of ASC 606 and are accounted for under other applicable GAAP.

Stock-Based Compensation. The Company issues various forms of stock-based compensation awards annually to officers and directors of the Company, including stock options, restricted stock awards, and restricted stock units. The related compensation costs are recognized in the income statement based on the grant-date fair value over the period they are expected to vest, net of estimates for forfeitures. Estimates for forfeitures are based on the Company’s historical experience for each award type. A Black-Scholes model is utilized to estimate the fair value of stock options on the grant date. The Black-Scholes model uses certain assumptions to determine grant-date fair value such as: expected volatility, expected term of the option, expected risk-free rate of interest, and expected dividend yield on the Corporation’s common stock. The market price of the Corporation’s common stock at the grant-date is used for restricted stock awards in determining the grant-date fair value for those awards.

Restricted stock awards and restricted stock units are granted to officers of the Company, and represent stock-based compensation awards that when ultimately settled, result in the issuance of shares of the Corporation’s common stock to the grantee. As with other stock-based compensation awards, compensation cost for restricted stock awards and restricted stock units is recognized over the period in which the awards are expected to vest. Certain of the Corporation’s restricted stock units contain vesting conditions which are based on pre-determined performance targets. The level at which the associated performance targets are achieved can impact the ultimate settlement of the award with the grantee and thus the level of compensation expense ultimately recognized. Certain of these awards contain a market-based condition whereby the vesting of the award is based on the Company’s performance, such as total shareholder return, relative to its peers over a specified period of time. The grant date fair value of market-based restricted stock units is determined through the use of an independent third party which employs the use of a Monte Carlo simulation. The Monte Carlo simulation estimates grant date fair value using input assumptions similar to those used in the Black-Scholes model, however, it also incorporates into the grant date fair value calculation the probability that the performance targets will be achieved. The grant date fair value of restricted stock units that do not contain a market-based condition for vesting is based on the price of the Corporation’s common stock on the grant date.

Holders of restricted stock awards are entitled to receive cash dividends. Holders of restricted stock units are entitled to receive dividend equivalents during the vesting period commensurate with dividends declared and paid on the Corporation’s common stock. As restricted stock awards contain rights to receive non-forfeitable dividends prior to the awards being vested, such awards are considered participating securities.

Income Taxes. Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the asset liability method. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized. At December 31, 2020 and 2019, no valuation allowance was deemed necessary against the Company’s deferred tax assets.

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

Restricted stock awards are deemed participating securities by the Corporation, and therefore the Corporation computes earnings per common share using the two-class method. Under the two-class method, distributed and undistributed net earnings allocable to participating securities are deducted from net income to determine net income allocable to common shareholders, which is then used in the numerator of both basic and diluted earnings per share calculations. Participating securities are excluded from the denominator of both basic and diluted earnings per common share.

Comprehensive Income. Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company’s available-for-sale investment securities are required to be included in other comprehensive income or loss. Total comprehensive income (loss) and the components of accumulated other comprehensive income or loss are presented in the Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Comprehensive Income.

Loss Contingencies. Loss contingencies, including claims and legal action arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Fair Value of Financial Instruments. Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 19 - Fair Value of Financial Instruments. Fair value is an exit price, representing the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Fair value measures are classified according to a three-tier fair value hierarchy, which is based on the observability of inputs used to measure fair value. GAAP requires the Company to maximize the use of observable inputs when measuring fair value. When observable market prices or inputs are not available, the Company estimates fair value using modeling techniques such as a discounting future cash flows. Such a technique uses assumptions that market participants would consider in determining the fair value of the financial asset or liability. Changes in assumptions or in market conditions could significantly affect fair value estimates.

Variable Interest Entities. A VIE is consolidated in the Company’s financial statements when it is deemed the Company is the primary beneficiary of the VIE. GAAP requires analysis at the time of commencement of our involvement with a VIE, to determine the primary beneficiary and whether it should be consolidated in the Company’s financial statements. The Company continually performs analysis to determine the primary beneficiary of a VIE. At December 31, 2020 and 2019, no VIE for which the Company has involvement with were consolidated in the Company’s financial statements.

Reclassifications. Some items in prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

Accounting Standards Adopted in 2020

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This Update replaces the incurred loss impairment model in current GAAP with a model that reflects current expected credit losses (“CECL”). The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. CECL also requires credit losses on available-for-sale debt securities be measured through an allowance for credit losses when the fair value is less than the amortized cost basis. It also applies to off-balance sheet credit exposures. The Update requires that all expected credit losses for financial assets held at the reporting date be measured based on historical experience, current conditions, and reasonable and supportable forecasts. The Update also requires enhanced disclosure, including qualitative and quantitative disclosures that provide additional information about significant estimates and judgments used in estimating credit losses. The provisions of this Update became effective for the Company for all annual and interim periods beginning January 1, 2020.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This Update was issued as part of an ongoing project on the FASB’s agenda for improving the Codification or correcting for its unintended application. The FASB issued this Update, which is specific to Updates: 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this Update became effective for all interim and annual reporting periods for the Company on January 1, 2020. The Company adopted the provisions within this Update in conjunction with the implementation of ASC 326, Financial Instruments - Credit Losses, as discussed below, including: (i) the election to not measure credit losses on accrued interest receivable when such balances are written-off in a timely manner when deemed uncollectable and (ii) the election to not include the balance of accrued interest receivable as part of the amortized cost of a loan, but rather to present it separately in the consolidated statements of financial position.

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

Effective January 1, 2020, the Company adopted the provisions of ASC 326 through the application of the modified retrospective transition approach, and recorded a net decrease of $45.6 million to the beginning balance of retained earnings as of January 1, 2020 for the cumulative effect adjustment, reflecting an initial adjustment to the allowance for credit losses of $64.0 million, net of related deferred tax assets arising from temporary differences of $18.3 million, commonly referred to as the “Day 1” adjustment. The Day 1 adjustment to the ACL is reflective of expected lifetime credit losses associated with the composition of financial assets within the scope of ASC 326 as of January 1, 2020, which is comprised of loans held for investment and off-balance sheet credit exposures at January 1, 2020, as well as management’s current expectation of future economic conditions. Management did not have any qualitative adjustments as of January 1, 2020. The Day 1 adjustment was comprised of $55.7 million for loans held for investment and $8.3 million for off-balance sheet commitments for a total of $64.0 million. The Day 1 adjustment to the ACL for loans held for investment consists of $16.1 million for investor loans secured by real estate, $27.6 million for business real estate secured loans, $9.5 million for commercial loans, and $2.5 million for retail loans. The majority of the Day 1 increase in the ACL for loans held for investment is attributable primarily to the life of loan loss impact and addition of an allowance on previously acquired loans based on the methodology discussed above. In addition, the Day 1 increase is also attributable to the incorporation of reasonable and supportable economic forecasts into the estimate of expected future credit losses on our commercial real estate and commercial owner-occupied loan portfolios, which have commercial real estate as the primary collateral source and longer contractual maturities relative to our loan portfolio as a whole. Please also see Note 5 - Allowance for Credit Losses and Note 4 - Loans Held for Investment, for additional information on the Company’s ACL, as well as other related disclosures.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In response to concerns about structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. The amendments in this Update provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting as well as optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in this Update are elective and became effective upon issuance for all entities.

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

An entity may elect to apply the amendments in this Update to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company does not currently engage in hedging related transactions, and as such, the amendments included in this Update have not had an impact on the Company’s Consolidated Financial Statements.

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

The amendments in this Update became effective for the Company beginning on January 1, 2020. This ASU did not have a material effect on the Company’s Consolidated Financial Statements.

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

The amendments in this Update became effective for the Company beginning on January 1, 2020. This ASU did not have a material effect on the Company’s Consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): simplifying the Test for Goodwill Impairment. The amendments in this Update simplify the requirements for how an entity measures goodwill for impairment. This Update eliminates “Step 2” in the goodwill impairment test. Under the provisions of this Update, an entity measures the amount of goodwill impairment as the amount by which a reporting unit’s carrying value exceeds its fair value, however the amount of impairment loss is limited to the amount of goodwill allocated to that reporting unit. The amendments in this Update became effective for the Company beginning on January 1, 2020. This ASU did not have a material effect on the Company’s Consolidated Financial Statements.

Recent Accounting Guidance Not Yet Effective

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). The amendments included in this Update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the world-wide transition to new reference rates (commonly referred to as the “discounting transition”).

Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this Update to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments in this Update are effective immediately for all entities that elect to apply the optional guidance in Topic 848.

An entity may elect to apply the amendments in this Update on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final Update, up to the date that financial statements are available to be issued. The Company is currently evaluating the impact of this Update on its Consolidated Financial Statements, upon which this accounting guidance is not expected to have a material impact.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs. The amendments included in this Update are intended to clarify that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. The guidance in paragraph 310-20-35-33 relates to amortization of premiums on individual callable debt securities and the period over which the premium shall be amortized in relation to the date the security is callable. For public business entities, the amendments in this Update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. The Company is evaluating the impact of this Update on its Consolidated Financial Statements, upon which this accounting guidance is not expected to have a material impact.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The FASB issued this Update to address complexities associated with the accounting for certain financial instruments that possess characteristics of liabilities and equity, and to amend guidance for the derivatives scope exception for contracts in an entity’s own equity in an effort to reduce disparate accounting results for certain economically similar contracts. With respect to convertible instruments, this Update eliminates certain accounting models with the intent to simplify the accounting for convertible instruments and reduce the complexity for preparers and users of an entity’s financial statements. Convertible instruments primarily affected by this Update are those issued with beneficial conversion features or cash conversion features, because the accounting models for those specific features are removed. For contracts in an entity’s own equity, the type of contracts primarily affected by this Update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This Update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. This Update also makes targeted improvements to the disclosures for convertible instruments and earnings per share guidance. Entities may adopt the provisions of this Update using either the modified retrospective method or a fully retrospective method. Under the modified retrospective method, entities are required to apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments in this Update are adopted. Any cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings in the year of adoption for entities applying the modified retrospective method. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company is evaluating the impact of this Update on its Consolidated Financial Statements, upon which this accounting guidance is not expected to have a material impact.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this Update clarify the interaction of the accounting for equity securities under Topic 321 and investments under the equity method of accounting in Topic 323, as well as the accounting for certain forward contracts and purchased options accounted for under Topic 815. The amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments within this Update also clarify that when applying the guidance in paragraph 815-10-15-141(a) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825. An entity also would evaluate the remaining characteristics in paragraph 815-10-15-141 to determine the accounting for those forward contracts and purchased options. The amendments within this Update become effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including early adoption in an interim period. The Company is evaluating the impact of this Update on its Consolidated Financial Statements, upon which this accounting guidance is not expected to have a material impact.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which include updates to Topic 740 - Income Taxes. The amendments to this Update include the removal of the following exceptions included in Topic 740:

(1) Exception to the general intra-period tax allocation principle when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income);
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

The amendments included in this update also require the following:

(1) Requiring that an entity recognize a franchise tax by (i) accounting for the amount based on income under ASC 740 and (ii) accounting for any residual amount as a non-income-based tax..
(2) Requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction.
(3) Specifying that an entity is not required to allocate any portion of the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements. However, an entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority.
(4) Requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.
(5) Making minor Codification improvements for tax benefits related to tax-deductible dividends on employee stock ownership plan shares and investments in qualified affordable housing projects accounted for using the equity method.

For public business entities, the Update is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods. Early adoption is permitted. The Company does not believe the amendments in this Update will have a material impact on its Consolidated Financial Statements.

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

Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of Common Equity Tier capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. The capital conservation buffer increased by 0.625% each year beginning on January 1, 2016, with additional 0.625% increments annually, until fully phased in at 2.50% by January 1, 2019. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. At December 31, 2020, the Company and Bank are in compliance with the capital conservation buffer requirement and exceeded the minimum Common Equity Tier 1, Tier 1 and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.0%, 8.5% and 10.5%, respectively, and the Bank qualified as “well-capitalized” for purposes of the federal bank regulatory prompt corrective action regulations.

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

For regulatory capital purposes, the Corporation’s trust preferred securities are included in Tier 2 capital at December 31, 2020. Provisions of the Dodd-Frank Act require that if a depository institution holding company exceeds $15 billion due to an acquisition, then trust preferred securities are to be excluded from Tier 1 capital beginning in the period in which the transaction occurred. The Corporation’s acquisition of Opus resulted in total consolidated assets exceeding $15 billion; accordingly, trust preferred securities are now excluded from the Corporation’s Tier 1 capital and included as Tier 2 capital. The Corporation and the Bank also have subordinated debt that qualifies as Tier 2 capital. See Note 14 - Subordinated Debentures for additional information.

As defined in applicable regulations and set forth in the table below, the Corporation and the Bank continue to exceed the regulatory capital minimum requirements, and the Bank continues to exceed the “well capitalized” standards and the required conservation buffer at the dates indicated:

	Actual		Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer		Minimum Required For Well Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2020
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 Leverage Ratio	$1,811,280	9.47%	764,968	4.00%	N/A	N/A
Common Equity Tier 1 Capital Ratio	1,811,280	12.04%	1,053,063	7.00%	N/A	N/A
Tier 1 Capital Ratio	1,811,280	12.04%	1,278,719	8.50%	N/A	N/A
Total Capital Ratio	2,454,055	16.31%	1,579,594	10.50%	N/A	N/A

Pacific Premier Bank
Tier 1 Leverage Ratio	$2,081,916	10.89%	764,863	4.00%	$956,079	5.00%
Common Equity Tier 1 Capital Ratio	2,081,916	13.84%	1,053,177	7.00%	977,950	6.50%
Tier 1 Capital Ratio	2,081,916	13.84%	1,278,858	8.50%	1,203,631	8.00%
Total Capital Ratio	2,390,954	15.89%	1,579,766	10.50%	1,504,539	10.00%

December 31, 2019
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 Leverage Ratio	$1,123,740	10.54%	426,597	4.00%	N/A	N/A
Common Equity Tier 1 Capital Ratio	1,116,185	11.35%	688,508	7.00%	N/A	N/A
Tier 1 Capital Ratio	1,123,740	11.42%	836,045	8.50%	N/A	N/A
Total Capital Ratio	1,357,904	13.81%	1,032,762	10.50%	N/A	N/A

Pacific Premier Bank
Tier 1 Leverage Ratio	$1,321,494	12.39%	426,592	4.00%	$533,240	5.00%
Common Equity Tier 1 Capital Ratio	1,321,494	13.43%	688,650	7.00%	639,461	6.50%
Tier 1 Capital Ratio	1,321,494	13.43%	836,218	8.50%	787,029	8.00%
Total Capital Ratio	1,360,471	13.83%	1,032,975	10.50%	983,786	10.00%

Note 3 - Investment Securities

The amortized cost and estimated fair value of investment securities were as follows:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$30,153	$2,380	$—	$32,533
Agency	666,702	24,292	(608)	690,386
Corporate	412,223	3,591	(506)	415,308
Municipal bonds	1,412,012	37,260	(3,253)	1,446,019
Collateralized mortgage obligation	513,259	819	(712)	513,366
Mortgage-backed securities	812,384	21,662	(543)	833,503
Total investment securities available-for-sale	3,846,733	90,004	(5,622)	3,931,115
Investment securities held-to-maturity:
Mortgage-backed securities	22,124	1,281	—	23,405
Other	1,608	—	—	1,608
Total investment securities held-to-maturity	23,732	1,281	—	25,013
Total investment securities	$3,870,465	$91,285	$(5,622)	$3,956,128

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$60,457	$3,137	$(39)	$63,555
Agency	240,348	7,686	(1,676)	246,358
Corporate	149,150	2,217	(14)	151,353
Municipal bonds	384,032	13,450	(184)	397,298
Collateralized mortgage obligation	9,869	123	(8)	9,984
Mortgage-backed securities	494,404	7,603	(2,171)	499,836
Total investment securities available-for-sale	1,338,260	34,216	(4,092)	1,368,384
Investment securities held-to-maturity:
Mortgage-backed securities	36,114	922	—	37,036
Other	1,724	—	—	1,724
Total investment securities held-to-maturity	37,838	922	—	38,760
Total investment securities	$1,376,098	$35,138	$(4,092)	$1,407,144

Unrealized gains and losses on investment securities available-for-sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At December 31, 2020, the Company had accumulated other comprehensive income of $84.4 million, or $60.3 million net of tax, compared to accumulated other comprehensive income of $30.1 million, or $21.5 million net of tax, at December 31, 2019.

At December 31, 2020 and 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

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

As of December 31, 2020 the Company has not recorded credit losses on certain available-for-sale securities that were in an unrealized loss position due to the high quality of the investments, with investment grade ratings, and many of them are issued by U.S. government agencies. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company performed a qualitative assessment of these investments as of December 31, 2020, and does not believe the declines in fair value were credit related. There were no provision for credit losses recognized for investment securities during the year ended December 31, 2020. There were no other than temporary impairment losses recognized for investment securities for the years ended December 31, 2019 and 2018.

At December 31, 2020, there were no available-for-sale or held-to-maturity securities in nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. At December 31, 2020 and December 31, 2019, there were no securities purchased with deterioration in credit quality since their origination. At December 31, 2019, there were no collateral dependent available-for-sale or held-to-maturity securities.

The table below shows the number, fair value, and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous unrealized loss position.

	December 31, 2020
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Agency	4	$74,194	$(307)	9	$10,434	$(301)	13	$84,628	$(608)
Corporate	9	71,226	(506)	—	—	—	9	71,226	(506)
Municipal bonds	56	312,894	(3,253)	—	—	—	56	312,894	(3,253)
Collateralized mortgage obligation	21	215,603	(710)	1	431	(2)	22	216,034	(712)
Mortgage-backed securities	16	139,071	(543)	—	—	—	16	139,071	(543)
Total investment securities available-for-sale	106	$812,988	$(5,319)	10	$10,865	$(303)	116	$823,853	$(5,622)

	December 31, 2019
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	1	$10,194	$(39)	—	$—	$—	1	$10,194	$(39)
Agency	13	102,874	(1,340)	9	13,514	(336)	22	116,388	(1,676)
Corporate	1	1,017	(14)	—	—	—	1	1,017	(14)
Municipal bonds	12	30,541	(184)	—	—	—	12	30,541	(184)
Collateralized mortgage obligation	—	—	—	1	603	(8)	1	603	(8)
Mortgage-backed securities	18	130,014	(1,681)	11	26,886	(490)	29	156,900	(2,171)
Total investment securities available-for-sale	45	$274,640	$(3,258)	21	$41,003	$(834)	66	$315,643	$(4,092)

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2020, by contractual maturity, are shown in the table below.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment securities available-for-sale:
Treasury	$—	$—	$30,153	$32,533	$—	$—	$—	$—	$30,153	$32,533
Agency	—	—	357,471	365,530	216,904	227,338	92,327	97,518	666,702	690,386
Corporate	146,122	146,471	9,696	9,714	218,964	221,753	37,441	37,370	412,223	415,308
Municipal bonds	9,922	10,525	3,456	3,743	34,623	37,721	1,364,011	1,394,030	1,412,012	1,446,019
Collateralized mortgage obligation	—	—	14,938	14,869	219,553	219,509	278,768	278,988	513,259	513,366
Mortgage-backed securities	—	—	2,167	2,313	204,924	216,932	605,293	614,258	812,384	833,503
Total investment securities available-for-sale	156,044	156,996	417,881	428,702	894,968	923,253	2,377,840	2,422,164	3,846,733	3,931,115
Investment securities held-to-maturity:
Mortgage-backed securities	—	—	—	—	—	—	22,124	23,405	22,124	23,405
Other	—	—	—	—	—	—	1,608	1,608	1,608	1,608
Total investment securities held-to-maturity	—	—	—	—	—	—	23,732	25,013	23,732	25,013
Total investment securities	$156,044	$156,996	$417,881	$428,702	$894,968	$923,253	$2,401,572	$2,447,177	$3,870,465	$3,956,128

During the years ended December 31, 2020, 2019, and 2018, the Company recognized gross realized gains on sales of available-for-sale securities in the amounts of $15.7 million, $10.3 million, and $1.6 million, respectively. During the years ended December 31, 2020, 2019, and 2018, the Company recognized gross realized losses on sales of available-for-sale securities in the amounts of $1.8 million, $1.8 million, and $208,000, respectively. The Company had net proceeds from the sale of available-for-sale securities of $766.5 million, $551.8 million, and $407.0 million during the years ended December 31, 2020, 2019, and 2018, respectively.

Investment securities with carrying values of $147.3 million and $125.7 million as of December 31, 2020 and 2019, respectively, were pledged to secure public deposits, other borrowings, and for other purposes as required or permitted by law.

FHLB, FRB, and Other Stock

The Company’s equity securities primarily consist of FHLB and FRB stock, which are considered restricted securities and held as a condition of membership of the FHLB and the Federal Reserve System. These equity securities without readily determinable fair values are carried at cost less impairment. At December 31, 2020, the Company had $17.3 million in FHLB stock, $74.4 million in Federal Reserve Bank of San Francisco (“FRB”) stock, and $25.4 million in other stock, all carried at cost. During the years ended December 31, 2020, 2019, and 2018, FHLB had repurchased $17.3 million, $18.3 million, and $24.9 million, respectively, of the Company’s excess FHLB stock through their stock repurchase program. The Company evaluates its investments in FHLB and other stock for impairment periodically, including their capital adequacy and overall financial condition. No impairment losses have been recorded through December 31, 2020.

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

The Company did not record an ACL for available-for-sale or held-to-maturity investment securities during the year ended December 31, 2020. For available-for-sale securities where estimated fair value was below amortized cost, such declines were deemed non-credit related and recorded as an adjustment to accumulated other comprehensive income, net of tax. Non-credit related decline in fair value of available-for-sale investment securities can be attributed to changes in interest rates and other market related factors. The Company did not record an ACL for held-to maturity securities during the year ended December 31, 2020, because the likelihood of non-repayment is remote.

The following table summarizes the Company’s investment securities portfolio by Moody’s external rating equivalent and by vintage as of December 31, 2020:

	December 31, 2020
	Vintage
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury
Aaa - Aa3	$—	$—	$21,852	$10,681	$—	$—	$32,533
Agency
Aaa - Aa3	359,428	60,943	157,942	9,733	20,711	81,629	690,386
Corporate debt
A1 - A3	60,858	—	—	—	118,631	9,145	188,634
Baa1 - Baa3	99,999	69,638	5,034	17,936	5,449	28,618	226,674
Municipal bonds
Aaa - Aa3	1,022,544	290,007	32,798	60,595	15,294	23,919	1,445,157
A1 - A3	—	—	—	—	—	862	862
Collateralized mortgage obligations
Aaa - Aa3	241,971	107,104	29,890	15,305	105,641	13,455	513,366
Mortgage-backed securities
Aaa - Aa3	424,825	112,447	32,901	144,513	39,975	78,842	833,503
Total investment securities available-for-sale	2,209,625	640,139	280,417	258,763	305,701	236,470	3,931,115
Investment securities held-to-maturity:
Mortgage-backed securities
Aaa - Aa3	—	—	6,552	5,372	4,209	5,991	22,124
Other
Baa1 - Baa3	—	—	633	—	—	975	1,608
Total investment securities held-to-maturity	—	—	7,185	5,372	4,209	6,966	23,732
Total investment securities	$2,209,625	$640,139	$287,602	$264,135	$309,910	$243,436	$3,954,847

Note 4 - Loans

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

Commercial loans are loans to businesses where the operating cash flow of the business is the primary source of repayment. This loan portfolio includes commercial and industrial loans, franchise loans non-real estate secured, and SBA loans non-real estate secured.

Retail loans portfolio includes single family residential and consumer loans. Single family residential loans include home equity lines of credit, as well as second trust deeds.

The following table presents the composition of the loan portfolio as of the dates indicated:

	December 31,
	2020	2019
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$2,675,085	$2,070,141
Multifamily	5,171,356	1,575,726
Construction and land	321,993	438,786
SBA secured by real estate	57,331	68,431
Total investor loans secured by real estate	8,225,765	4,153,084
Business loans secured by real estate
CRE owner-occupied	2,114,050	1,846,554
Franchise real estate secured	347,932	353,240
SBA secured by real estate	79,595	88,381
Total business loans secured by real estate	2,541,577	2,288,175
Commercial loans
Commercial and industrial	1,768,834	1,393,270
Franchise non-real estate secured	444,797	564,357
SBA non-real estate secured	15,957	17,426
Total commercial loans	2,229,588	1,975,053
Retail loans
Single family residential	232,574	255,024
Consumer	6,929	50,975
Total retail loans	239,503	305,999
Gross loans held for investment (1)	13,236,433	8,722,311
Allowance for credit losses for loans held for investment (2)	(268,018)	(35,698)
Loans held for investment, net	$12,968,415	$8,686,613

Loans held for sale, at lower of cost or fair value	$601	$1,672
______________________________
(1) Includes unaccreted fair value net purchase discounts of $113.8 million and $40.7 million as of December 31, 2020 and December 31, 2019 respectively.
(2) The allowance for credit losses as of December 31, 2019 was accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the balance sheet date. Effective January 1, 2020, the allowance for credit losses is accounted for under ASC 326, which is reflective of estimated expected lifetime credit losses.

The Company originates SBA loans with the intent to sell the guaranteed portion of the loan prior to maturity and, therefore, designates them as held for sale. From time to time, the Company may purchase or sell other types of loans in order to manage concentrations, maximize interest income, change risk profiles, improve returns, and generate liquidity.

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

Loans Serviced for Others

The Company generally retains the servicing rights of the guaranteed portion of SBA loans sold, for which the Company records a servicing asset at fair value within its other assets category. Servicing assets are subsequently measured using the amortization method and amortized to noninterest income. Servicing assets are evaluated for impairment based on the fair value of the assets as compared to carrying amount. At December 31, 2020 and 2019, the servicing asset totaled $5.3 million and $7.7 million, respectively, and was included in other assets on the Company’s consolidated statement of financial condition. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. The fair value of retained servicing rights is generally evaluated at the loan level using a discounted cash flow analysis utilizing current market assumptions derived from the secondary market. Key modeling assumptions include interest rates, prepayment assumptions, discount rate, and estimated cash flows. At December 31, 2020, and 2019, the Company determined that no valuation allowance was necessary.

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

To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse Freddie Mac for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date of December 23, 2016. The liability recorded for Company’s exposure to the reimbursement agreement with Freddie Mac was $448,000 as of December 31, 2020.

Loans sold and serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans and participations serviced for others were $686.0 million at December 31, 2020 and $633.8 million at December 31, 2019, including multifamily loans transferred through securitization with Freddie Mac of $99.4 million and SBA participations serviced for others totaling $421.7 million at December 31, 2020 and $475.3 million at December 31, 2019.

Concentration of Credit Risk

As of December 31, 2020, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located principally in California. The Company’s loan portfolio contains concentrations of credit in commercial non-owner occupied real estate, multifamily real estate, commercial owner occupied business loans and commercial and industrial business loans. The Company maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and diversifies its loan portfolio through loan originations, purchases, and sales of loans to meet approved concentration levels. While management believes that the collateral presently securing these loans is adequate, there can be no assurances that significant deterioration in the California real estate market or economy would not expose the Company to significantly greater credit risk.

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus and likewise in excess of 15% of the Bank’s unimpaired capital plus surplus for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $821.3 million for secured loans and $492.8 million for unsecured loans at December 31, 2020. In order to manage concentration risk, the Bank maintains a house lending limit well below these statutory maximums. At December 31, 2020, the Bank’s largest aggregate outstanding balance of loans to one borrower was $165.4 million secured by multifamily properties.

Credit Quality and Credit Risk

The Company’s credit quality and credit risk is managed in two distinct areas. The first is the loan origination process, wherein the Bank underwrites credit and chooses which types and levels of risk it is willing to accept. The Company maintains a credit policy which addresses many related topics, sets forth maximum tolerances for key elements of loan risk, and indicates appropriate protocols for identifying and analyzing these risk elements. The policy sets forth specific guidelines for analyzing each of the loan products the Company offers from both an individual and portfolio-wide basis. The credit policy is reviewed annually by the Bank Board. The Bank’s underwriters ensure all key risk factors are analyzed with nearly all underwriting including a global cash flow analysis of the prospective borrowers.

The second area is in the ongoing oversight of the loan portfolio, where existing credit risk is measured and monitored, and where performance issues are dealt with in a timely and appropriate fashion. Credit risk is monitored and managed within the loan portfolio by the Company’s portfolio managers based on both the credit policy and a credit and portfolio review policy. This latter policy requires a program of financial data collection and analysis, thorough loan reviews, property and/or business inspections, monitoring of portfolio concentrations and trends, and incorporation of current business and economic conditions. The portfolio managers also monitor asset-based lines of credit, loan covenants, and other conditions associated with the Company’s business loans as a means to help identify potential credit risk. Most individual loans, excluding the homogeneous loan portfolio, are reviewed at least annually, including the assignment or confirmation of a risk grade.

Risk grades are based on a six-grade Pass scale, along with Special Mention, Substandard, Doubtful, and Loss classifications, as such classifications are defined by the federal banking regulatory agencies. The assignment of risk grades allows the Company to, among other things, identify the risk associated with each credit in the portfolio, and to provide a basis for measuring risk to determine the estimated valuation allowance for groups and individual assets at a point in time. Risk grades are reviewed regularly by the Company’s Credit and Portfolio Review committee, and the portfolio management and risk grading process is reviewed on an on-going basis by an independent loan review function, as well as by regulatory agencies during scheduled examinations.

The following provides brief definitions for risk grades assigned to loans in the portfolio:
•Pass classifications represent assets with an acceptable level of credit quality that contains no well-defined deficiencies or weaknesses.
•Special Mention assets do not currently expose the Bank to a sufficient risk to warrant classification in one of the adverse categories, but possess correctable deficiencies or potential weaknesses deserving management’s close attention.
•Substandard assets are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. These assets are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. OREO acquired through foreclosure are also classified as substandard assets.
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

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as of December 31, 2020:

	Term Loans by Vintage
	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2020	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$265,901	$541,994	$440,351	$287,580	$279,238	$791,477	$11,114	$—	$2,617,655
Special mention	—	—	6,669	437	2,516	29,738	—	—	39,360
Substandard	—	9,732	2,045	—	516	5,218	559	—	18,070
Multifamily
Pass	1,027,644	1,677,716	899,123	665,939	354,859	531,287	420	—	5,156,988
Special mention	—	1,758	2,630	—	8,649	—	—	—	13,037
Substandard	—	—	—	559	772	—	—	—	1,331
Construction and land
Pass	57,309	144,759	73,313	18,625	20,531	6,672	784	—	321,993
SBA secured by real estate
Pass	—	8,306	9,029	13,418	6,305	7,696	—	—	44,754
Special mention	496	1,032	1,159	1,000	373	306	—	—	4,366
Substandard	—	1,220	2,959	1,091	400	2,541	—	—	8,211
Total investor loans secured by real estate	$1,351,350	$2,386,517	$1,437,278	$988,649	$674,159	$1,374,935	$12,877	$—	$8,225,765
Business loans secured by real estate
CRE owner-occupied
Pass	$293,324	$409,758	$332,672	$327,475	$225,098	$469,704	$14,268	$246	$2,072,545
Special mention	2,190	15,917	3,802	—	4,153	201	—	—	26,263
Substandard	—	—	3,636	4,214	1,169	5,973	250	—	15,242
Franchise real estate secured
Pass	44,413	81,438	66,241	96,999	24,673	27,020	—	—	340,784
Special mention	878	1,650	2,652	—	—	—	—	—	5,180
Substandard	—	—	—	—	1,968	—	—	—	1,968
SBA secured by real estate
Pass	3,253	7,637	12,608	16,058	8,488	23,624	—	—	71,668
Special mention	—	—	1,200	—	137	—	—	—	1,337
Substandard	—	—	184	1,987	1,376	3,043	—	—	6,590
Total loans secured by business real estate	$344,058	$516,400	$422,995	$446,733	$267,062	$529,565	$14,518	$246	$2,541,577
Commercial Loans
Commercial and industrial
Pass	$127,082	$260,368	$159,001	$210,163	$51,800	$82,291	$801,752	$9,315	$1,701,772
Special mention	735	—	2,331	185	1,320	243	17,890	37	22,741
Substandard	—	3,310	2,737	610	1,333	2,446	32,858	1,027	44,321
Franchise non-real estate secured
Pass	27,607	164,025	94,494	46,174	40,829	27,745	1,361	502	402,737
Special mention	—	7,267	2,037	230	480	2,321	—	—	12,335
Substandard	—	6,690	3,706	18,425	700	204	—	—	29,725
SBA non-real estate secured
Pass	407	2,257	1,558	2,674	610	4,449	—	259	12,214
Special mention	—	—	—	1,574	—	—	—	—	1,574
Substandard	—	83	357	282	340	400	707	—	2,169
Total commercial loans	$155,831	$444,000	$266,221	$280,317	$97,412	$120,099	$854,568	$11,140	$2,229,588

	Term Loans by Vintage
	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2020	(Dollars in thousands)
Retail Loans
Single family residential
Pass	$10,794	$7,714	$13,982	$14,039	$33,968	$124,248	$27,172	—	$231,917
Substandard	—	—	—	—	—	657	—	—	657
Consumer loans
Pass	52	112	37	25	2	3,145	3,508	—	6,881
Substandard	—	7	—	—	—	41	—	—	48
Total retail loans	$10,846	$7,833	$14,019	$14,064	$33,970	$128,091	$30,680	$—	$239,503
Totals gross loans	$1,862,085	$3,354,750	$2,140,513	$1,729,763	$1,072,603	$2,152,690	$912,643	$11,386	$13,236,433

The following table stratifies the loan portfolio by the Company’s internal risk rating as of December 31, 2019:

	Credit Risk Grades
	Pass	Special Mention	Substandard	Total Gross Loans
	(Dollars in thousands)
December 31, 2019
Investor loans secured by real estate
CRE non-owner-occupied	$2,067,875	$1,178	$1,088	$2,070,141
Multifamily	1,575,510	—	216	1,575,726
Construction and land	438,769	—	17	438,786
SBA secured by real estate	65,835	973	1,623	68,431
Total investor loans secured by real estate	4,147,989	2,151	2,944	4,153,084
Business loans secured by real estate
CRE owner-occupied	1,831,853	11,167	3,534	1,846,554
Franchise real estate secured	352,319	921	—	353,240
SBA secured by real estate	83,106	1,842	3,433	88,381
Total business loans secured by real estate	2,267,278	13,930	6,967	2,288,175
Commercial loans
Commercial and industrial	1,359,662	13,226	20,382	1,393,270
Franchise non-real estate secured	546,594	6,930	10,833	564,357
SBA not secured by real estate	13,933	485	3,008	17,426
Total commercial loans	1,920,189	20,641	34,223	1,975,053
Retail loans
Single family residential	254,463	—	561	255,024
Consumer loans	50,921	—	54	50,975
Total retail loans	305,384	—	615	305,999
Total gross loans	$8,640,840	$36,722	$44,749	$8,722,311

The following tables stratify loans held for investment by delinquencies in the Company’s loan portfolio as of the periods indicated:

		Days Past Due
	Current	30-59	60-89	90+	Total
	(Dollars in thousands)
December 31, 2020
Investor loans secured by real estate
CRE non-owner-occupied	$2,674,328	$—	$—	$757	$2,675,085
Multifamily	5,171,355	1	—	—	5,171,356
Construction and land	321,993	—	—	—	321,993
SBA secured by real estate	56,074	—	—	1,257	57,331
Total investor loans secured by real estate	8,223,750	1	—	2,014	8,225,765
Business loans secured by real estate
CRE owner-occupied	2,108,746	—	—	5,304	2,114,050
Franchise real estate secured	347,932	—	—	—	347,932
SBA secured by real estate	78,036	486	—	1,073	79,595
Total business loans secured by real estate	2,534,714	486	—	6,377	2,541,577
Commercial loans
Commercial and industrial	1,765,451	428	57	2,898	1,768,834
Franchise non-real estate secured	444,797	—	—	—	444,797
SBA not secured by real estate	14,912	338	—	707	15,957
Total commercial loans	2,225,160	766	57	3,605	2,229,588
Retail loans
Single family residential	232,559	15	—	—	232,574
Consumer loans	6,928	1	—	—	6,929
Total retail loans	239,487	16	—	—	239,503
Totals	$13,223,111	$1,269	$57	$11,996	$13,236,433

		Days Past Due
	Current	30-59	60-89	90+	Total
	(Dollars in thousands)
December 31, 2019
Investor loans secured by real estate
CRE non-owner-occupied	$2,067,874	$1,179	$—	$1,088	$2,070,141
Multifamily	1,575,726	—	—	—	1,575,726
Construction and land	438,786	—	—	—	438,786
SBA secured by real estate	68,041	—	—	390	68,431
Total investor loans secured by real estate	4,150,427	1,179	—	1,478	4,153,084
Business loans secured by real estate
CRE owner-occupied	1,846,223	331	—	—	1,846,554
Franchise real estate secured	353,240	—	—	—	353,240
SBA secured by real estate	86,946	—	589	846	88,381
Total business loans secured by real estate	2,286,409	331	589	846	2,288,175
Commercial loans
Commercial and industrial	1,389,026	422	826	2,996	1,393,270
Franchise non-real estate secured	555,215	—	9,142	—	564,357
SBA not secured by real estate	16,141	167	—	1,118	17,426
Total commercial loans	1,960,382	589	9,968	4,114	1,975,053
Retail loans
Single family residential	255,024	—	—	—	255,024
Consumer loans	50,967	5	2	1	50,975
Total retail loans	305,991	5	2	1	305,999
Totals	$8,703,209	$2,104	$10,559	$6,439	$8,722,311

Individually Evaluated Loans

Beginning on January 1, 2020, the Company evaluates loans collectively for purposes of determining the ACL in accordance with ASC 326. Collective evaluation is based on aggregating loans deemed to possess similar risk characteristics. In certain instances the Company may identify loans that it believes no longer possess risk characteristics similar to other loans in the loan portfolio. These loans are typically identified from those that have exhibited deterioration in credit quality, since the specific attributes and risks associated with such loans tend to become unique as the credit deteriorates. Such loans are typically nonperforming, modified through a TDR, downgraded to substandard or worse, and/or are deemed collateral dependent, where the ultimate repayment of the loan is expected to come from the operation of or eventual sale of the collateral. Loans that are deemed by management to no longer possess risk characteristics similar to other loans in the portfolio, or that have been identified as collateral dependent, are evaluated individually for purposes of determining an appropriate lifetime ACL. The Company uses a discounted cash flow approach, using the loan’s effective interest rate, for determining the ACL on individually evaluated loans, unless the loan is deemed collateral dependent, which requires evaluation based on the estimated fair value of the underlying collateral, less estimated costs to sell. The Company may increase or decrease the ACL for collateral dependent loans based on changes in the estimated fair value of the collateral. Changes in the ACL for all other individually evaluated loans is based substantially on the Company’s evaluation of cash flows expected to be received from such loans.

As of December 31, 2020, $29.2 million of loans were individually evaluated, and the ACL attributed to such loans was $126,000. At December 31, 2020, $15.2 million of individually evaluated loans were evaluated using a discounted cash flow approach and $14.0 million of individually evaluated loans were evaluated based on the underlying value of the collateral.

The Company had individually evaluated loans on nonaccrual status of $29.2 million at December 31, 2020.

Impaired Loans

Prior to the adoption of ASC 326 on January 1, 2020, the Company classified loans as impaired when, based on current information and events, it was probable that the Company would be unable to collect all amounts due according to the contractual terms of the loan agreement or it was determined that the likelihood of the Company receiving all scheduled payments, including interest, when due was remote. Credit losses on impaired loans were determined separately based on the guidance in ASC 310. Beginning January 1, 2020, the Company accounts for credit losses on all loans in accordance with ASC 326, which eliminates the concept of an impaired loan within the context of determining credit losses, and requires all loans to be evaluated for credit losses collectively based on similar risk characteristics. Loans are only evaluated individually when they are deemed to no longer possess similar risk characteristics with other loans in the loan portfolio.

Prior to the adoption of ASC 326, the Company reviewed loans for impairment when the loan was classified as substandard or worse, delinquent 90 days, determined by management to be collateral dependent, when the borrower filed for bankruptcy, or was granted a loan modification in a TDR. Measurement of impairment was based on the loan’s expected future cash flows discounted at the loan’s effective interest rate, measured by reference to an observable market value, if one existed, or the fair value of the collateral if the loan was deemed collateral dependent. Valuation allowances were determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics.

The following tables provide a summary of the Company’s investment in impaired loans as of and for the periods indicated:

	Impaired Loans
	Recorded Investment	Unpaid Principal Balance	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
December 31, 2019
Investor loans secured by real estate
CRE non-owner occupied	$1,088	$1,184	$—	$1,088	$—	$317	$—
Construction and land	—	—	—	—	—	120	—
SBA secured by real estate	390	772	—	390	—	1,002	—
Business loans secured by real estate
CRE owner-occupied	—	—	—	—	—	777	—
Franchise real estate secured	—	—	—	—	—	1,887	—
SBA secured by real estate	1,517	1,743	—	1,517	—	872	16
Commercial loans
Commercial and industrial	7,529	7,755	—	7,529	—	10,251	385
Franchise non-real estate secured	10,834	10,835	—	10,834	—	1,192	151
SBA non-real estate secured	1,118	1,555	—	1,118	—	1,122	—
Retail loans
Single family residential	366	412	—	366	—	379	—
Consumer	—	—	—	—	—	19	—
Totals	$22,842	$24,256	$—	$22,842	$—	$17,938	$552

December 31, 2018
Investor loans secured by real estate
CRE non-owner occupied	$—	$—	$—	$—	$—	$538	$—
Multifamily	—	—	—	—	—	500	—
Construction and land	—	—	—	—	—	5	—
SBA secured by real estate	1,600	6,077	488	1,140	466	1,280	—
Business loans secured by real estate
CRE owner-occupied	599	628	—	599	—	1,565	—
Commercial loans
Commercial and industrial	8,523	8,571	550	7,973	118	1,782	36
Franchise non-real estate secured	190	190	—	190	—	119	—
SBA non-real estate secured	1,110	1,521	—	1,110	—	534	—
Retail loans
Single family residential	408	453	—	408	—	1,206	—
Consumer	—	—	—	—	—	33	—
Totals	$12,430	$17,440	$1,038	$11,420	$584	$7,562	$36

The Company had impaired loans on nonaccrual status of $8.5 million at December 31, 2019. The Company had no loans 90 days or more past due and still accruing at December 31, 2019.

Troubled Debt Restructurings

We sometimes modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments, and, in limited cases, concessions to the outstanding loan balances. These loans are classified as TDRs. TDRs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition or cash flows. A workout plan between us and the borrower is designed to provide a bridge for borrower cash flow shortfalls in the near term. In most cases, the Company initially places TDRs on nonaccrual status, and may be returned to accrual status when the loan is brought current, has performed in accordance with the restructured contractual terms for a period of at least six months, and the ultimate collectability of the total contractual restructured principal and interest is no longer in doubt. At December 31, 2020, the Company had no TDR loans. During the year ended December 31, 2020, there were no loans modified as TDRs. At December 31, 2019, the Company had two TDRs aggregating to $3.0 million, consisting of a franchise non-real estate secured loan of $1.7 million and a commercial and industrial loan of $1.3 million with each’s terms being modified to extend the maturity date for 24 months or less. The modifications did not have a financial impact on the recorded investments. These two TDRs were both current and on accrual status as of December 31, 2019. During the year ended December 31, 2020, both TDRs experienced payment defaults after modifications within the previous 12 months and the remaining balance, which were $1.3 million for commercial and industrial loan and $344,000 for franchise non-real estate secured loan, were charged off in 2020. During the year ended December 31, 2019, there were no TDRs that experienced payment defaults after modifications within the previous 12 months.

The CARES Act, signed into law on March 27, 2020, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. On April 7, 2020, federal bank regulators issued a joint interagency statement that allows lenders to conclude that a borrower is not experiencing financial difficulty if short-term (e.g., six months or less) modifications are made in response to the COVID-19 pandemic, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The CAA, signed into law on December 27, 2020, extends the applicable period to include modification to loans held by financial institutions executed between March 1, 2020 and the earlier of (i) January 1, 2022, or (ii) 60 days after the date of termination of the COVID-19 national emergency.

For COVID-19 related loan modifications in the form of payment deferrals, the delinquency status will not advance and loans that were accruing at the time that the relief is provided will generally not be placed on nonaccrual status during the deferral period. Interest income will continue to be recognized over the contractual life of the loan. However, the Company, through its credit portfolio management activities, has continued to monitor facts and circumstances associated with the underlying credit quality of loans modified under the provisions of the CARES Act in an effort to identify any loans where the accrual of interest during the modification period is no longer appropriate. In such cases, the Company ceases the accrual of interest and all previously accrued and uncollected interest is promptly reversed against current period interest income. The Company has determined none of the COVID-19 related loan modifications need to be characterized as TDRs. As of December 31, 2020, 52 loans with an aggregate amortized cost of $79.5 million, of which 5 loans totaling $3.1 million were acquired in connection with the acquisition of Opus, remained under modification due to COVID-19 hardship under the CARES Act, which represent 0.60% of total loans held for investment as of that date. As of December 31, 2020, no loans were in-process for potential modification.

Purchased Credit Deteriorated and Purchased Credit Impaired Loans

Prior to the adoption of ASC 326, the Company accounted for PCI loans and associated income recognition in accordance with ASC Subtopic 310-30 - Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. PCI loans are loans that as of the date of their acquisition have experienced deterioration in credit quality between their date of origination and the point of acquisition and for which it was probable, at acquisition, that not all contractually required payments would be collected. Upon acquisition, the Company measured the amount by which the undiscounted expected cash future flows on PCI loans exceeded the estimated fair value of the loan as the “accretable yield,” representing the amount of estimated future interest income on the loan. The amount of accretable yield was re-measured at each financial reporting date, representing the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI loan. The accretable yield on PCI loans was recognized in interest income using the interest method.

Following the adoption of ASC 326 on January 1, 2020, the Company analyzes all acquired loans at the time of acquisition for more-than-insignificant deterioration in credit quality since their origination date. Such loans are classified as purchased credit deteriorated loans, also referred to as PCD loans. Acquired loans classified as PCD are recorded at an initial amortized cost, which is comprised of the purchase price of the loans and the initial ACL determined for the loans, which is added to the purchase price, and any resulting discount or premium related to factors other than credit. The Company had no such loans at the adoption of ASC 326 on January 1, 2020. The Company accounts for interest income on PCD loans using the interest method, whereby any purchase discounts or premiums are accreted or amortized into interest income as an adjustment of the loan’s yield. An accretable yield is not determined for PCD loans. Please also see Note 1 - Description of Business and Summary of Significant Accounting Policies for more information concerning the accounting for PCD loans.

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

Nonaccrual Loans

When loans are placed on nonaccrual status, previously accrued but unpaid interest is reversed from current period earnings. Payments received on nonaccrual loans are generally applied as a reduction to the loan principal balance. If the likelihood of further loss is remote, the Company may recognize interest income on a cash basis. Loans may be returned to accruing status if the Company believes that all remaining principal and interest is fully collectible and there has been at least three months of sustained repayment performance since the loan was placed on nonaccrual.

The Company typically does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest. However, when such loans are well secured and in the process of collection, the Company may continue with the accrual of interest. The Company had loans on nonaccrual status of $29.2 million and $8.5 million at December 31, 2020 and 2019, respectively. The Company did not record income from the receipt of cash payments related to nonaccruing loans during the years ended December 31, 2020, 2019, and 2018. The Company had no loans 90 days or more past due and still accruing at December 31, 2020 and 2019.

The following table provides a summary of nonaccrual loans as of the date indicated:

	Nonaccrual Loans (1)
	Collateral Dependent Loans	ACL	Non-Collateral Dependent Loans	ACL	Total Nonaccrual Loans (2)	Nonaccrual Loans with No ACL
	(Dollars in thousands)
December 31, 2020
Investor loans secured by real estate
CRE non-owner-occupied	$2,792	$—	$—	$—	$2,792	$2,792
SBA secured by real estate	1,257	—	—	—	1,257	1,257
Total investor loans secured by real estate	4,049	—	—	—	4,049	4,049
Business loans secured by real estate
CRE owner-occupied	6,083	—	—	—	6,083	6,083
SBA secured by real estate	1,143	—	—	—	1,143	1,143
Total business loans secured by real estate	7,226	—	—	—	7,226	7,226
Commercial loans
Commercial and industrial	2,040	—	1,934	126	3,974	2,733
Franchise non-real estate secured	—	—	13,238	—	13,238	13,238
SBA non-real estate secured	707	—	—	—	707	707
Total commercial loans	2,747	—	15,172	126	17,919	16,678
Retail loans
Single family residential	15	—	—	—	15	15
Total retail loans	15	—	—	—	15	15
Totals nonaccrual loans	$14,037	$—	$15,172	$126	$29,209	$27,968
______________________________
(1) The ACL for nonaccrual loans is determined based on a discounted cash flow methodology unless the loan is considered collateral dependent. The ACL for collateral dependent loans is determined based on the estimated fair value of the underlying collateral.
(2) No interest income was recognized on nonaccrual loans during the year ended December 31, 2020.

Residential Real Estate Loans In Process of Foreclosure

The Company had no consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of December 31, 2020 and 2019.

Collateral Dependent Loans

Loans that have been classified as collateral dependent are loans where substantially all repayment of the loan is expected to come from the operation of or eventual liquidation of the collateral. Collateral dependent loans are evaluated individually for purposes of determining the ACL, which is determined based on the estimated fair value of the collateral. Estimates for costs to sell are included in the determination of the ACL when liquidation of the collateral is anticipated. In cases where the loan is well secured and the estimated value of the collateral exceeds the amortized cost of the loan, no ACL is recorded.

The following table summarizes collateral dependent loans by collateral type as of December 31, 2020:

	December 31, 2020
	Office Properties	Industrial Properties	Retail Properties	Land Properties	Hotel Properties	Residential Properties	Business Assets	Total
	(Dollars in thousands)
Investor loan secured by real estate
CRE non-owner-occupied	$—	$—	$2,594	$—	$198	$—	$—	$2,792
SBA secured by real estate	—	—	—	—	1,257	—	—	1,257
Total investor loans secured by real estate	—	—	2,594	—	1,455	—	—	4,049
Business loans secured by real estate
CRE owner-occupied	—	779	—	5,304	—	—	—	6,083
SBA secured by real estate	288	757	—	—	—	98	—	1,143
Total business loans secured by real estate	288	1,536	—	5,304	—	98	—	7,226
Commercial loans
Commercial and industrial	—	—	—	—	—	—	2,040	2,040
SBA non-real estate secured	—	—	—	—	—	—	707	707
Total commercial loans	—	—	—	—	—	—	2,747	2,747
Retail loans
Single family residential	—	—	—	—	—	15	—	15
Total retail loans	—	—	—	—	—	15	—	15
Totals collateral dependent loans	$288	$1,536	$2,594	$5,304	$1,455	$113	$2,747	$14,037

Note 5 - Allowance for Credit Losses

Prior to the Company’s adoption of ASC 326 on January 1, 2020, the Company maintained an ALLL in accordance with ASC 310 and ASC 450 that covered estimated credit losses on individually evaluated loans that were determined to be impaired, as well as estimated probable incurred losses inherent in the remainder of the loan portfolio. The ALLL was prepared using the information provided by the Company’s credit review process, including internal risk grades for each loan, together with data from peer institutions and economic information gathered from published sources.

The loan portfolio was segmented into groups of loans with similar risk characteristics. Each segment possessing varying degrees of risk based on, among other things, the type of loan, the type of collateral and the sensitivity of the borrower or industry to changes in external factors such as economic conditions. An estimated loss rate calculated using the Company’s historical loss rates, adjusted for current portfolio trends, economic conditions, and other relevant internal and external factors, was applied to each segment’s aggregate loan balances.

The Company’s base ALLL factors were determined by management using the Bank’s annualized actual trailing charge-off data over a full credit cycle with an approximate average loss emergence period of 1 year to 1.6 years. Potential adjustments to those base factors were made for relevant internal and external factors. Those factors included:

•Changes in lending policies and procedures, including underwriting standards and collection, charge-offs and recovery practices;
•Changes in the nature and volume of the loan portfolio, including new types of lending;
•Changes in the experience, ability, and depth of lending management and other relevant staff that may have an impact on our loan portfolio;
•Changes in the volume and severity of adversely classified or graded loans;
•Changes in the quality of our loan review system and the management oversight;
•The existence and effect of any concentrations of credit and changes in the level of such concentrations;
•Changes in national, regional and local economic conditions, including trends in real estate values and the interest rate environment;
•Changes in the value of the underlying collateral for collateral-dependent loans; and
•The effect of external factors, such as competition, legal developments and regulatory requirements on the level of estimated credit losses in our current loan portfolio

For loans risk graded as watch or worse, progressively higher potential loss factors were applied based on migration analysis of risk grading and net charge-offs.

Effective January 1, 2020, the Company accounts for credit losses on loans in accordance with ASC 326 - Financial Instruments - Credit Losses, to determine the ACL. ASC 326 requires the Company to recognize estimates for lifetime losses on loans and off-balance sheet loan commitments at the time of origination or acquisition. The recognition of losses at origination or acquisition represents the Company’s best estimate of the lifetime expected credit loss associated with a loan given the facts and circumstances associated with the particular loan, and involves the use of significant management judgement and estimates, which are subject to change based on management’s on-going assessment of the credit quality of the loan portfolio and changes in economic forecasts used in the model. The Company uses a discounted cash flow model when determining estimates for the ACL for commercial real estate loans and commercial loans, which comprise the majority of the loan portfolio. The Company uses a historical loss rate model for retail loans. The Company also utilizes proxy loan data in its ACL model where the Company’s own historical data is not sufficiently available.

The discounted cash flow model is applied on an instrument-by-instrument basis, and for loans with similar risk characteristics, to derive estimates for the lifetime ACL for each loan. The discounted cash flow methodology relies on several significant components essential to the development of estimates for future cash flows on loans and off-balance sheet loan commitments. These components consist of: (i) the estimated probability of default, (ii) the estimated loss given default, which represents the estimated severity of the loss when a loan is in default, (iii) estimates for prepayment activity on loans, and (iv) the estimated exposure to the Company at default (“EAD”). These components are also heavily influenced by changes in economic forecasts employed in the model over a reasonable and supportable period. The Company’s ACL methodology for off-balance sheet loan commitments also includes assumptions concerning the probability an unfunded commitment will be drawn upon by the borrower. These assumptions are based on the Company’s historical experience.

The Company’s discounted cash flow ACL model for commercial real estate and commercial loans uses internally derived estimates for prepayments in determining the amount and timing of future contractual cash flows to be collected. The estimate of future cash flows also incorporates estimates for contractual amounts the Company believes may not be collected, which are based on assumptions for PD, LGD, and EAD. EAD is the estimated outstanding balance of the loan at the time of default. It is determined by the contractual payment schedule and expected payment profile of the loan, incorporating estimates for expected prepayments and future draws on revolving credit facilities. The Company discounts cash flows using the effective interest rate on the loan. The effective interest rate represents the contractual rate on the loan; adjusted for any purchase premiums or discounts, and deferred fees and costs associated with the origination of the loan. The Company has made an accounting policy election to adjust the effective interest rate to take into consideration the effects of estimated prepayments. The ACL for loans is determined by measuring the amount by which a loan’s amortized cost exceeds its discounted cash flows.

Probability of Default

The PD for commercial real estate loans is based largely on a model provided by a third party, using proxy loan information. The PDs generated by this model are reflective of current and expected changes in economic conditions and conditions in the commercial real estate market, and how they are expected to impact loan level and property level attributes, and ultimately the likelihood of a default event occurring. Significant loan and property level attributes include: loan-to-value ratios, debt service coverage, loan size, loan vintage and property types.

The PD for commercial loans is based on an internally developed PD rating scale that assigns PDs to individual loans based on the Company’s internal risk grade for each loan. This internally developed PD rating scale is based on a combination of the Company’s own historical data and observed historical data from the Company’s peers, which consist of banks that management believes align with the Company’s business profile. As credit risk grades change for loans in the commercial segment, the PD assigned to them also changes. As with commercial real estate loans, the PD for commercial loans is also impacted by current and expected economic conditions.

The Company considers loans to be in default when they are 90 days or more past due and still accruing or placed on nonaccrual status.

Loss Given Default

LGDs for commercial real estate loans are derived from a third party, using proxy loan information, and are based on loan and property level characteristics for loans in the Company’s loan portfolio, such as: loan-to-values, estimated time to resolution, property size, and current and estimated future market price changes for underlying collateral. The LGD is highly dependent upon estimated loan-to-value ratios, and incorporates estimates for the expense associated with managing the loan through to resolution. LGDs also incorporate an estimate for the loss severity associated with loans where the borrower fails to meet their debt obligation at maturity, such as through a balloon payment or the refinancing of the loan through another lender. External factors that have an impact on LGDs include: changes in the CRE Price Index, GDP growth rate, unemployment rates, and the Moody’s Baa rating corporate debt interest rate spread. LGDs are applied to each loan in the commercial real estate portfolio, and in conjunction with the PD, produce estimates for net cash flows not expected to be collected over the estimated term of the loan.

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

Historical Loss Rates for Retail Loans

The historical loss rate model for retail loans is derived from a third party that has a considerable database of credit related information for retail loans. Key loan level attributes and economic drivers in determining the loss rate for retail loans include FICO scores, vintage, as well as geography, unemployment rates, and changes in consumer real estate prices.

Economic Forecasts

GAAP requires the Company to develop reasonable and supportable forecasts of future conditions, and estimate how those forecasts are expected to impact a borrower’s ability to satisfy their obligation to the Bank and the ultimate collectability of future cash flows over the life of the loan. The Company uses economic forecast scenarios from an independent third party, Moody’s Analytics, in its estimation of a borrower’s ability to repay a loan in future periods. These scenarios are based on past events, current conditions, and the likelihood of future events occurring. These scenarios typically are comprised of: (1) a base-case scenario, (2) an upside scenario, representing slightly better economic conditions than currently experienced and, (3) a downside scenario, representing recessionary conditions. Management periodically evaluates economic forecast scenarios and may decide that a particular economic scenario or a combination of probability-weighted economic scenarios should be used in the Company’s ACL model. The economic scenarios chosen for the model, the extent to which more than one scenario is used, and the weights that are assigned to them, are based on the Company’s estimate of the probability of each scenario occurring, which is based in part on analysis performed by an independent third-party. Economic scenarios chosen, as well as the assumptions within those scenarios, and whether to use a probability-weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events such as the on-going COVID-19 pandemic. The Company recognizes the non-linearity of credit losses relative to economic performance and thus the Company believes consideration of and, if appropriate under the circumstances, use of multiple probability-weighted economic scenarios is appropriate in estimating credit losses over the forecast period. This approach is based on certain assumptions. The first assumption is that no single forecast of the economy, however detailed or complex, is completely accurate over a reasonable forecast time-frame, and is subject to revisions over time. By considering multiple scenario outcomes and assigning reasonable probability weightings to them, some of the uncertainty associated with a single scenario approach, the Company believes, is mitigated.

As of January 1, 2020, upon the adoption of ASC 326, the Company’s ACL model used three probability-weighted forecast scenarios representing a base-case scenario, an upside scenario, and a downside scenario. The weightings assigned to each scenario were as follows: the base-case scenario, or most likely scenario, was assigned a weighting of 40%, while the upside and downside scenarios were each assigned weightings of 30%. As of December 31, 2020, the Company’s ACL model used the same three probability weighted scenarios, updated for current expected economic conditions, including the current and estimated future impact associated with the on-going COVID-19 pandemic. The Company evaluated the weightings of each economic scenario in the current period with the assistance of Moody's Analytics, and determined the current weightings of 40% for the base-case scenario, and 30% for each of the upside and downside scenarios appropriately reflect the likelihood of outcomes for each scenario given the current economic environment.

The Company currently forecasts economic conditions over a two-year period, which we believe is a reasonable and supportable period. Beyond the point which the Company can provide for a reasonable and supportable forecast, economic variables revert to historical long-term averages. The Company has reflected this reversion over a period of three years in each of its economic scenarios used to generate the overall probability-weighted forecast. Changes in economic forecasts impact the PD, LGD, and EAD for each loan, and therefore influence the amount of future cash flows from each loan the Company does not expect to collect.

The Company derives the economic forecasts it uses in its ACL model from Moody's Analytics that has a large team of economists, data-base managers, and operational engineers with a history of producing monthly economic forecasts for over 25 years. The forecasts produced by this third party have been widely used by banks, credit unions, government agencies, and real estate developers. These economic forecasts cover all states and metropolitan areas in the Unites States, and reflect changes in economic variables such as: GDP growth, interest rates, employment rates, changes in wages, retail sales, industrial production, metrics associated with the single-family and multifamily housing markets, vacancy rates, changes in equity market prices, and energy markets.

It is important to note that the Company’s ACL model relies on multiple economic variables, which are used under several economic scenarios. Although no one economic variable can fully demonstrate the sensitivity of the ACL calculation to changes in the economic variables used in the model, the Company has identified certain economic variables that have significant influence in the Company’s model for determining the ACL. As of December 31, 2020, the Company’s ACL model incorporated the following assumptions for key economic variables in the base-case and downside scenarios:

Base-case Scenario:

•CRE Price Index experiences declines throughout 2021, with the estimated annualized rate of decline slowing from approximately -28% in early 2021 to approximately -13% by the end of 2021. This scenario also assumes the CRE Price Index returns to modest levels of growth by the second quarter of 2022.
•U.S. real GDP experiences modestly increasing levels of growth throughout 2021 in the range of 2-6% on an annualized basis. This scenario also assumes modest levels of growth in 2022 at an approximate annualized rate of 4%.
•U.S. unemployment of approximately 7% throughout 2021, followed by modest declines throughout 2022 to an approximate level of 5% by the end of 2022.

Upside Scenario:

•CRE Price Index experiences declines throughout 2021, with the estimated annualized rate of decline slowing from approximately -16% in early 2021 to approximately -9% by the end of 2021. This scenario also assumes the CRE Price Index returns to modest levels of growth by the second quarter of 2022.

•U.S. real GDP experiences modestly increasing levels of growth throughout 2021 in the range of 5-8% on an annualized basis. This scenario also assumes modest levels of annualized growth in 2022 in an approximate range of 2-4%.
•U.S. unemployment declining from approximately 6% to approximately 5% by the end of 2021. This scenario also assumes the rate of unemployment continues to decline throughout 2022 to an approximate level of 4% by the end of 2022.

Downside Scenario:

•CRE Price Index experiences significant declines throughout 2021, with the estimated annualized rate of decline slowing from approximately -36% in early 2021 to approximately -26% by the end of 2021. This scenario also assumes the CRE Price Index returns to modest levels of growth by the third quarter of 2022.
•U.S. real GDP experiences slowing rates of decline through the third quarter of 2020, from an approximate rate of -5% to -0.3%, before returning to growth in the fourth quarter of 2022. This scenario also assumes modest levels of annualized growth in 2022 in an approximate range of 2-4%.
•Increasing levels of U.S. unemployment throughout 2021, with the rate of unemployment increasing each quarter to approximately 10% by the end of 2021. This scenario also assumes the rate of unemployment remains elevated in 2022, but begins to fall to approximately 9% by the end of 2022.

Qualitative Adjustments

The Company recognizes that historical information used as the basis for determining future expected credit losses may not always, by itself, provide a sufficient basis for determining future expected credit losses. The Company, therefore, periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not be limited to, factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios, and changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL. As of December 31, 2020, qualitative adjustments included in the ACL totaled $10.0 million. These adjustments relate to management’s overall assessment of the adequacy of the ACL and the potential for the model, as of December 31, 2020, to underestimate the effects of current changes in asset quality. Management reviews the need for and appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.

The following table provides the allocation of the ACL for loans held for investment as well as the activity in the ACL attributed to various segments in the loan portfolio as of, and for the period indicated:

	For the Year Ended December 31, 2020
	Beginning ACL Balance (1)	Adoption of ASC 326	Initial ACL Recorded for PCD Loans	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner occupied	$1,899	$8,423	$3,025	$(839)	$44	$36,624	$49,176
Multifamily	729	9,174	8,710	—	—	43,921	62,534
Construction and land	4,484	(124)	2,051	(539)	—	6,563	12,435
SBA secured by real estate	1,915	(1,401)	—	(705)	34	5,316	5,159
Business loans secured by real estate
CRE owner-occupied	2,781	20,166	3,766	(1,739)	59	25,484	50,517
Franchise real estate secured	592	5,199	—	(932)	—	6,592	11,451
SBA secured by real estate	2,119	2,207	235	(338)	147	2,197	6,567
Commercial loans
Commercial and industrial	13,857	87	2,325	(6,891)	1,818	35,768	46,964
Franchise non-real estate secured	5,816	9,214	—	(6,731)	866	11,360	20,525
SBA non-real estate secured	445	218	924	(899)	14	293	995
Retail loans
Single family residential	655	541	206	(106)	2	(94)	1,204
Consumer loans	406	1,982	—	(139)	4	(1,762)	491
Totals	$35,698	$55,686	$21,242	$(19,858)	$2,988	$172,262	$268,018
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

The following table provides the allocation of the ALLL for loans held for investment as well as the activity attributed to various segments in the loan portfolio as of, and for the period indicated, as determined in accordance with ASC 450 and ASC 310, prior to the adoption of ASC 326:

	For the Year Ended December 31, 2019
	Beginning ALLL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ALLL Balance
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$1,624	$(625)	$—	$900	$1,899
Multifamily	740	—	—	(11)	729
Construction and land	5,964	—	—	(1,480)	4,484
SBA secured by real estate	1,827	(742)	—	830	1,915
Business loans secured by real estate
CRE owner-occupied	1,908	(125)	46	952	2,781
Franchise real estate secured	743	(1,377)	—	1,226	592
SBA secured by real estate	1,824	(908)	10	1,193	2,119
Commercial loans
Commercial and industrial	13,695	(2,318)	189	2,291	13,857
Franchise non-real estate secured	6,066	(1,154)	18	886	5,816
SBA non-real estate secured	654	(588)	68	311	445
Retail loans
Single family residential	808	—	2	(155)	655
Consumer loans	219	(16)	11	192	406
Totals	$36,072	$(7,853)	$344	$7,135	$35,698

	For the Year Ended December 31, 2018
	Beginning ALLL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ALLL Balance
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$1,273	$—	$—	$351	$1,624
Multifamily	614	—	—	126	740
Construction and land	5,565	—	—	399	5,964
SBA secured by real estate	1,396	—	—	431	1,827
Business loans secured by real estate
CRE owner-occupied	923	(33)	47	971	1,908
Franchise real estate secured	602	—	—	141	743
SBA secured by real estate	901	—	—	923	1,824
Commercial loans
Commercial and industrial	11,018	(1,411)	698	3,390	13,695
Franchise non-real estate secured	5,191	—	—	875	6,066
SBA non-real estate secured	594	(102)	169	(7)	654
Retail loans
Single family residential	804	—	13	(9)	808
Consumer loans	55	(409)	8	565	219
Totals	$28,936	$(1,955)	$935	$8,156	$36,072

The increase in the ACL for loans held-for-investment during the year ended December 31, 2020 of $232.3 million is reflective of $172.3 million in provisions for credit losses, net charge-offs of $16.9 million, the establishment of $21.2 million in net ACL for PCD loans acquired in the Opus acquisition, and a $55.7 million adjustment to the ACL associated with the Company’s January 1, 2020 adoption of ASC 326, which was recorded through a cumulative effect adjustment to retained earnings. The provision for credit losses in 2020 is inclusive of $75.9 million related to the initial ACL required for the acquisition of non-PCD loans in the Opus acquisition. Under ASC 326, the Company is required to record an ACL for estimates of life-time credit losses on loans at the time of acquisition. For non-PCD loans, the initial ACL is established through a charge to provision for credit losses at the time of acquisition. However, the ACL for PCD loans is established through an adjustment to the loan’s purchase price (or initial fair value). Excluding the impact of the Opus acquisition, the provision for credit losses of $96.4 million for the year ended December 31, 2020 is also reflective of unfavorable economic forecasts employed in the Company’s ACL model driven by the on-going COVID-19 pandemic.

As previously mentioned, prior to the Company’s adoption of ASC 326 on January 1, 2020, the Company maintained an allowance for loan and lease losses in accordance with ASC 450 and ASC 310, which required the Company to measure credit losses on loans using a probable incurred loss model. The probable incurred loss model was reflective of estimates for loan losses incurred and inherent in the loan portfolio as of the balance sheet date, and did not reflect current estimates of future expected credit losses over the lives of the Company’s loans, as now required by ASC 326.

For the years ended December 31, 2019 and 2018, the Company recorded provisions for loan losses for loans held-for-investment of $7.1 million and $8.2 million, respectively. Provisions for loan losses in 2019 reflected the replenishment of ALLL as a result of charge-offs. Provisions for loan losses in 2018 were largely driven by the growth in the Company’s loan portfolio primarily attributable to the acquisition of Grandpoint.

Allowance for Credit Losses for Off-Balance Sheet Commitments

The Company maintains an allowance for credit losses on off-balance sheet commitments related to unfunded loans and lines of credit, which is included in other liabilities of the consolidated balance sheets. Upon the Company’s adoption of ASC 326 on January 1, 2020, the Company applies an expected credit loss estimation methodology for off-balance sheet commitments. This methodology is commensurate with the methodology applied to each respective segment of the loan portfolio in determining the ACL for loans held-for-investment. The loss estimation process includes assumptions for the probability that a loan will fund, as well as the expected amount of funding. These assumptions are based on the Company’s own historical internal loan data.

The allowance for off-balance sheet commitments was $31.1 million at December 31, 2020 and $3.3 million at December 31, 2019. The change in the allowance for off-balance sheet commitments can be attributed to several factors, including: (i) an $8.3 million increase in the first quarter of 2020 attributed to the Company’s adoption of ASC 326, (ii) an $8.6 million provision for credit losses in the second quarter of 2020 related to the required initial ACL on off-balance sheet loan commitments that the Company was required to establish at the time of acquisition of Opus, and (iii) an $11.0 million in provision for credit losses during 2020 related primarily to the deterioration in economic forecasts employed in the Company’s CECL model.

For the year ended December 31, 2019, the Company recorded a recapture provision for off-balance sheet commitments of $1.4 million. For the year ended December 31, 2018, the Company recorded a provision for unfunded loan commitments of $97,000. The recapture of and provision for off-balance sheet loan commitments in 2019 and 2018 can be attributed to changes in the level of unfunded loan commitments during those periods.

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
	(Dollars in thousands)
December 31, 2020
Investor loans secured by real estate
CRE non-owner-occupied
0% - 5.00%	$261,885	$491,522	$431,791	$266,942	$254,527	$763,101	$11,114	$—	$2,480,882
>5.00% - 10.00%	4,016	34,360	5,794	10,558	16,961	33,734	—	—	105,423
Greater than 10%	—	25,844	11,480	10,517	10,782	29,598	559	—	88,780
Multifamily
0% - 5.00%	950,089	1,610,011	878,233	634,268	349,549	516,452	—	—	4,938,602
>5.00% - 10.00%	38,892	59,500	12,181	19,751	10,917	13,606	—	—	154,847
Greater than 10%	38,663	9,963	11,339	12,479	3,814	1,229	420	—	77,907
Construction and Land
0% - 5.00%	55,785	40,860	4,604	11,238	—	6,412	784	—	119,683
>5.00% - 10.00%	1,123	41,046	9,197	3,601	—	260	—	—	55,227
Greater than 10%	401	62,853	59,512	3,786	20,531	—	—	—	147,083
SBA secured by real estate
0% - 5.00%	496	10,400	12,558	14,497	7,078	10,032	—	—	55,061
>5.00% - 10.00%	—	—	—	1,012	—	—	—	—	1,012
Greater than 10%	—	158	589	—	—	511	—	—	1,258
Total investor loans secured by real estate	$1,351,350	$2,386,517	$1,437,278	$988,649	$674,159	$1,374,935	$12,877	$—	$8,225,765
Business loans secured by real estate
CRE owner-occupied
0% - 5.00%	$286,745	$367,269	$274,512	$295,809	$202,282	$422,614	$10,393	$246	$1,859,870
>5.00% - 10.00%	8,769	42,310	60,222	28,421	23,875	44,855	3,875	—	212,327
Greater than 10%	—	16,096	5,376	7,459	4,263	8,409	250	—	41,853
Franchise real estate secured
0% - 5.00%	37,262	79,926	65,619	96,672	19,046	22,927	—	—	321,452
>5.00% - 10.00%	7,587	1,650	3,274	327	5,627	4,093	—	—	22,558
Greater than 10%	442	1,512	—	—	1,968	—	—	—	3,922
SBA secured by real estate
0% - 5.00%	3,253	7,637	11,840	15,069	5,707	18,742	—	—	62,248
>5.00% - 10.00%	—	—	768	989	2,780	4,882	—	—	9,419
Greater than 10%	—	—	1,384	1,987	1,514	3,043	—	—	7,928
Total business loans secured by real estate	$344,058	$516,400	$422,995	$446,733	$267,062	$529,565	$14,518	$246	$2,541,577

	Commercial Real Estate Term Loans by Vintage
	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
	(Dollars in thousands)
December 31, 2020
Commercial Loans
Commercial and industrial
0% - 5.00%	$70,233	$205,395	$99,178	$193,046	$36,957	$62,682	$394,124	$5,051	$1,066,666
>5.00% - 10.00%	49,883	50,743	35,813	13,427	12,922	13,948	322,123	2,469	501,328
Greater than 10%	7,701	7,540	29,078	4,485	4,574	8,350	136,253	2,859	200,840
Franchise non-real estate secured
0% - 5.00%	21,409	145,392	88,171	38,010	21,956	23,479	—	502	338,919
>5.00% - 10.00%	6,198	15,754	5,454	8,164	18,415	3,626	—	—	57,611
Greater than 10%	—	16,836	6,612	18,655	1,638	3,165	1,361	—	48,267
SBA not secured by real estate
0% - 5.00%	407	2,257	910	1,078	441	2,782	—	—	7,875
>5.00% - 10.00%	—	—	648	1,596	169	1,652	—	259	4,324
Greater than 10%	—	83	357	1,856	340	415	707	—	3,758
Total commercial loans	$155,831	$444,000	$266,221	$280,317	$97,412	$120,099	$854,568	$11,140	$2,229,588

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
	(Dollars in thousands)
December 31, 2020
Investor loans secured by real estate
CRE non-owner-occupied
55% and below	$138,007	$229,272	$182,385	$136,355	$189,848	$588,230	$11,114	$—	$1,475,211
>55-65%	101,434	217,210	92,015	130,024	78,470	204,161	559	—	823,873
>65-75%	26,460	102,494	169,878	18,876	13,952	29,506	—	—	361,166
Greater than 75%	—	2,750	4,787	2,762	—	4,536	—	—	14,835
Multifamily
55% and below	218,833	345,519	294,464	233,997	84,530	269,906	—	—	1,447,249
>55-65%	381,737	731,408	381,282	215,170	152,066	189,151	420	—	2,051,234
>65-75%	427,074	583,078	215,389	215,452	127,684	66,457	—	—	1,635,134
Greater than 75%	—	19,469	10,618	1,879	—	5,773	—	—	37,739
Construction and land
55% and below	57,309	105,308	36,068	18,625	20,531	6,672	784	—	245,297
>55-65%	—	36,113	23,770	—	—	—	—	—	59,883
>65-75%	—	3,338	13,475	—	—	—	—	—	16,813
Greater than 75%	—	—	—	—	—	—	—	—	—
SBA secured by real estate
55% and below	—	2,066	649	673	317	778	—	—	4,483
>55-65%	—	2,427	1,639	4,008	879	4,354	—	—	13,307
>65-75%	—	3,897	3,882	3,482	4,519	1,884	—	—	17,664
Greater than 75%	496	2,168	6,977	7,346	1,363	3,527	—	—	21,877
Total investor loans secured by real estate	$1,351,350	$2,386,517	$1,437,278	$988,649	$674,159	$1,374,935	$12,877	$—	$8,225,765
Business loan secured by real estate
CRE owner-occupied
55% and below	$96,803	$160,605	$157,868	$179,791	$131,795	$328,188	$14,518	$246	$1,069,814
>55-65%	72,044	91,028	98,176	94,712	65,120	90,548	—	—	511,628
>65-75%	71,692	152,920	79,106	43,832	31,303	31,493	—	—	410,346
Greater than 75%	54,975	21,122	4,960	13,354	2,202	25,649	—	—	122,262
Franchise real estate secured
55% and below	20,801	10,470	13,864	20,956	9,189	16,213	—	—	91,493
>55-65%	2,689	9,955	16,001	19,102	6,855	2,333	—	—	56,935
>65-75%	19,349	51,719	23,258	9,153	10,597	7,236	—	—	121,312
Greater than 75%	2,452	10,944	15,770	47,788	—	1,238	—	—	78,192
SBA secured by real estate
55% and below	1,825	1,626	5,332	5,495	3,615	13,582	—	—	31,475
>55-65%	246	513	1,795	1,094	3,586	5,448	—	—	12,682
>65-75%	264	3,142	1,515	3,968	1,586	4,043	—	—	14,518
Greater than 75%	918	2,356	5,350	7,488	1,214	3,594	—	—	20,920
Total business loans secured by real estate	$344,058	$516,400	$422,995	$446,733	$267,062	$529,565	$14,518	$246	$2,541,577

The following table presents FICO bands for the retail segment of the loan portfolio as of the date indicated:

	Term Loans by Vintage
	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
	(Dollars in thousands)
December 31, 2020
Retail Loans
Single family residential
Greater than 740	$10,794	$6,531	$12,679	$8,846	$28,222	$81,838	$19,588	$—	$168,498
>680 - 740	—	1,183	1,303	4,732	2,614	15,624	6,685	—	32,141
>580 - 680	—	—	—	461	3,132	7,473	864	—	11,930
Less than 580	—	—	—	—	—	19,970	35	—	20,005
Consumer loans
Greater than 740	52	69	31	22	1	2,609	2,198	—	4,982
>680 - 740	—	35	6	3	—	469	1,227	—	1,740
>580 - 680	—	15	—	—	1	95	56	—	167
Less than 580	—	—	—	—	—	13	27	—	40
Total retail loans	$10,846	$7,833	$14,019	$14,064	$33,970	$128,091	$30,680	$—	$239,503

Note 6 - Other Real Estate Owned

The following table summarizes the activity in other real estate owned for the years ended December 31:

	2020	2019	2018
	(Dollars in thousands)
Balance, beginning of year	$441	$147	$326
Additions:
Acquisitions	—	—	524
Foreclosures	208	644	15
Sales	(537)	(329)	(1,055)
Gain (loss) on sale	(57)	(20)	346
Write downs	(55)	(1)	(9)
Balance, end of year	$—	$441	$147

Note 7 - Premises and Equipment

The Company’s premises and equipment consisted of the following at December 31:

	2020	2019
	(Dollars in thousands)
Land	$16,090	$13,820
Premises	20,371	16,697
Leasehold improvements	36,634	25,884
Furniture, fixtures, and equipment	48,723	33,871
Automobiles	185	173
Subtotal	122,003	90,445
Less: accumulated depreciation	43,119	31,444
Total	$78,884	$59,001

Depreciation expense for premises and equipment was $13.3 million for 2020, $9.8 million for 2019, and $7.7 million for 2018.

Note 8 - Goodwill and Other Intangible Assets

At December 31, 2020, the Company had goodwill of $898.6 million. In June 2020, the Company acquired Opus, which resulted in the recognition of approximately $90.2 million in goodwill assets including post-acquisition measurement period purchase accounting adjustments of $2.6 million to the fair value of assets acquired and liabilities assumed. In 2019, adjustments to goodwill in the amount of $404,000 were related to fair value adjustments associated with the acquisition of Grandpoint Capital, Inc. (“Grandpoint”) and were recorded during the 12-month measurement period subsequent to the acquisition date. In 2018, additions to goodwill included $313.0 million due to the acquisition of Grandpoint and adjustments to goodwill in the amount of $1.8 million for Plaza Bancorp (“PLZZ”) and $600,000 for Heritage Oaks Bank (“HEOP”), both of which were recorded during the 12-month measurement period subsequent to the acquisition date. The following table presents changes in the carrying value of goodwill for the periods indicated:

	2020	2019	2018
	(Dollars in thousands)
Balance, beginning of year	$808,322	$808,726	$493,329
Goodwill acquired during the year	92,844	—	313,043
Purchase accounting adjustments	(2,597)	(404)	2,354
Balance, end of year	$898,569	$808,322	$808,726
Accumulated impairment losses at end of year	$—	$—	$—

The amount of goodwill is subject to change, as the Company’s fair value estimates for assets acquired and liabilities assumed in the Opus acquisition are considered preliminary, and are subject to refinement for a period of one year after the closing date of the acquisition as additional information related to those fair value estimates becomes available or such information is considered final.

The Company’s policy is to assess goodwill for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe the value of goodwill may be impaired. Given the volatility observed in economic conditions and in the equity markets during 2020, triggered by the outbreak of the COVID-19 pandemic, the Company performed a qualitative assessment of goodwill each quarter commencing with the quarter ended March 31, 2020. No impairment of goodwill was determined to exist as a result of the quarterly analyses in 2020.

In accordance with ASC 350-20, Intangibles - Goodwill and Other - Goodwill, the Company made an unconditional election to forego a qualitative assessment of goodwill and proceed directly to the quantitative assessment of goodwill during the fourth quarter of 2020. The Company’s quantitative assessment of goodwill in the fourth quarter of 2020 consisted of a market approach as well as a discounted cash flow approach, both of which were given equal weighting in the analysis. The results of this analysis indicated the estimated fair value of the Company exceeded its carrying value and that the value of goodwill assets could be supported and there was no goodwill impairment as of December 31, 2020.

The market approach utilized in the Company’s goodwill assessment utilized observed valuation multiples, such as price-to-tangible book values, of the Company’s peers, as well as premiums paid in bank mergers completed over the last four years. In addition, the market approach component of the Company’s quantitative assessment incorporated estimates for a control premium, which was based on market observations. The discounted cash flow approach utilized in the Company’s goodwill assessment relied upon internal projections of future operating results, as well as estimates for an appropriate discount rate, representative of the estimated cost of equity.

At December 31, 2020, the Company had other intangible assets of $85.5 million, consisting of $82.5 million in core deposit intangibles and $3.0 million in customer relationship intangibles. The Company had $19.3 million of additions to other intangible assets during 2020, consisting of $16.1 million of core deposit intangible assets and $3.2 million of customer relationship intangibles, both the result of the Opus acquisition. The following table summarizes the change in the balance of core deposit intangibles and customer relationship intangible assets, and the related accumulated amortization for the periods indicated below:

	2020	2019	2018
	(Dollars in thousands)
Gross balance of intangible assets:
Balance, beginning of year	$125,945	$125,945	$54,809
Additions due to acquisitions	19,267	—	71,136
Balance, end of year	145,212	125,945	125,945
Accumulated amortization:
Balance, beginning of year	(42,633)	(25,389)	(11,795)
Amortization	(17,072)	(17,244)	(13,594)
Balance, end of year	(59,705)	(42,633)	(25,389)
Net intangible assets, end of year	$85,507	$83,312	$100,556

The Company amortizes the core deposit intangibles and customer relationship intangibles based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of customer relationship intangibles, typically ranging from six to eleven years. The estimated aggregate amortization expense related to our core deposit intangible assets and customer relationship intangible assets for each of the next five years succeeding December 31, 2020, in order from the present, is $15.9 million, $14.0 million, $12.3 million, $11.1 million, and $10.0 million. The Company’s core deposit intangibles and customer relationship intangibles are evaluated annually for impairment or sooner if events and circumstances indicate possible impairment. Factors that may attribute to impairment include customer attrition and run-off. Management is unaware of any events and/or circumstances that would indicate a possible impairment to the core deposit intangible assets or customer relationship intangible assets as of December 31, 2020.

Note 9 - Bank Owned Life Insurance

At December 31, 2020 and 2019, the Company had investments in BOLI of $292.6 million and $113.4 million, respectively. The increase from the prior year was a result of the acquisition of Opus, which added $191.4 million in BOLI. The Company recorded noninterest income associated with the BOLI policies of $7.2 million, $3.5 million, and $3.4 million for the years ending December 31, 2020, 2019, and 2018, respectively.

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

Note 10 - Investments in Qualified Affordable Housing Partnerships

The Company invests in certain affordable housing projects in the form of ownership interests in limited partnerships or limited liability companies that qualify for CRA credit and generate low income housing tax credits (“LIHTC”) and other tax benefits for the Company over an approximate 10 year period.

The Company records its investments in qualified affordable housing partnerships, using either the proportional amortization method or the cost method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits that are allocated to the Company over the period of the investment. The net benefits of these investments, which is comprised of tax credits and operating loss tax benefits, net of investment amortization, are recognized in the income statement as a component of income tax expense (benefit). At December 31, 2020 and 2019 the carrying value of these investments was $86.8 million and $49.9 million, respectively. For certain of the Company’s investments in qualified affordable housing partnerships that do not qualify for the application of the proportional amortization method, the Company applies the cost method. Under the cost method, the Company amortizes the initial cost of the investment as noninterest expense equally over the expected time period in which tax credits and other tax benefits will be received. Tax credits on these investments are recognized as a component of income tax expense (benefit). At December 31, 2020 and 2019 the carrying value of these investments was $3.0 million and $4.0 million, respectively.

The Company’s net investment in qualified affordable housing projects that generate LIHTC at December 31, 2020 and 2019 was $89.8 million and $53.9 million, respectively, and are recorded in other assets in the consolidated statement of financial condition. The change in the aggregate carrying value of these investments in 2020 is largely attributable to the acquisition of Opus in June 2020, through which the Company acquired approximately $45.4 million of investments in qualified affordable housing partnerships. The total unfunded commitments related to the investments in qualified affordable housing partnerships totaled $18.1 million and $21.4 million at December 31, 2020 and 2019, respectively, and are recorded under accrued expenses and other liabilities.

As of December 31, 2020, the Company’s unfunded affordable housing partnerships commitments were estimated to be paid as follows:

Amount
Year Ending December 31,	(Dollars in thousands)
2021	$10,548
2022	4,627
2023	1,032
2024	492
2025	250
Thereafter	1,129
Total unfunded commitments	$18,078

The following table presents tax credits and other tax benefits generated by operating losses from qualified affordable housing projects as well as amortization expense associated with these investments for the years ended December 31, 2020, 2019, and 2018.

	2020	2019	2018
	(Dollars in thousands)
Tax credit and other tax benefits recognized	$11,435	$6,506	$4,748
Amortization of investments	9,674	5,527	4,574

There were no impairment losses related to LIHTC investments for the years ended December 31, 2020, 2019, and 2018.

Note 11 – Variable Interest Entities

The Company is involved with VIEs through its loan securitization activities, affordable housing investments that qualify for LIHTC, and trust subsidiaries, which have issued trust preferred securities. The Company has determined that its interests in these entities meet the definition of variable interests.

As of December 31, 2020 and December 31, 2019, the Company determined it was not the primary beneficiary of the VIEs and did not consolidate its interests in VIEs. The following table provides a summary of the carrying amount of assets and liabilities in the Company’s consolidated balance sheet and maximum loss exposures as of December 31, 2020 and December 31, 2019 that relate to variable interests in non-consolidated VIEs.

	December 31, 2020			December 31, 2019
	Maximum Loss	Assets	Liabilities	Maximum Loss	Assets	Liabilities
	(Dollars in thousands)
Multifamily loan securitization:
Investment securities (1)	$100,927	$100,927	$—	$—	$—	$—
Reimbursement obligation (2)	50,901	—	448	—	—	—
Affordable housing partnership:
Other investments (3)	71,681	89,759	—	32,466	53,880	—
Unfunded equity commitments (2)	—	—	18,078	—	—	21,414
Total	$223,509	$190,686	$18,526	$32,466	$53,880	$21,414
______________________________
(1) Included in investment securities available-for-sale on the consolidated statement of financial condition.
(2) Included in accrued expenses and other liabilities on the consolidated statement of financial condition.
(3) Included in other assets on the consolidated statement of financial condition.
.
Multifamily loan securitization

With respect to the securitization transaction with Freddie Mac discussed in Note 4 - Loans, the Company’s variable interests reside with the purchase of the underlying Freddie Mac-issued guaranteed, structured pass-through certificates that were held as investment securities available-for-sale at fair value as of December 31, 2020. Additionally, the Company has variable interests through a reimbursement agreement executed by Freddie Mac that obligates the Company to reimburse Freddie Mac for any defaulted contractual principal and interest payments identified after the ultimate resolution of the defaulted loans. Such reimbursement obligations are not to exceed 10% of the original principal amount of the loans comprising the securitization pool.

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

We believe that our maximum exposure to loss as a result of our involvement with the VIE associated with the securitization is the carrying value of the investment securities issued by Freddie Mac and purchased by the Company. Additionally, our maximum exposure to loss under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $50.9 million. Based upon our analysis of quantitative and qualitative data over the underlying loans included in the securitization pool, as of December 31, 2020, our reserve for estimated losses with respect to the reimbursement obligation was $448,000.

Investments in qualified affordable housing partnerships

The Company has variable interests through its affordable housing partnerships. These investments are fundamentally designed to provide a return through the generation of income tax credits. The Company has evaluated its involvement with the low-income housing projects and determined it does not have significant influence or decision making capabilities to manage the projects, and therefore, is not the primary beneficiary, and does not consolidate these interests.

The Company’s maximum exposure to loss, exclusive of any potential realization of tax credits, is equal to the commitments invested, adjusted for amortization. The amount of unfunded commitments was included in the investments recognized as assets with a corresponding liability. The table above summarizes the amount of tax credit investments held as assets, the amount of unfunded commitments held as liabilities, and the maximum exposure to loss as of December 31, 2020 and December 31, 2019, respectively.

Trust preferred securities

The Company accounts for its investments in its wholly owned special purpose entities, Heritage Oaks Capital Trust II and Santa Lucia Bancorp (CA) Capital Trust, acquired through bank acquisitions, under the equity method whereby the subsidiary’s net earnings are recognized in the Company’s consolidated statement of income and the investment in these entities is included in other assets in the Company’s consolidated statements of financial condition. The Corporation is not allowed to consolidate the capital trusts as they have been formed for the sole purpose of issuing trust preferred securities, from which the proceeds were invested in the Company’s junior subordinated debt securities and reflected in our consolidated statements of financial condition as subordinated debentures with the corresponding interest distributions reflected as interest expense in the consolidated statements of income. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debt. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The capital securities held by the capital trust qualify as Tier 2 capital. See Note 14 - Subordinated Debentures for additional information.

Note 12 - Deposit Accounts

Deposit accounts and weighted average interest rates consisted of the following at December 31:

	2020		2019
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Noninterest-bearing checking	$6,011,106	—%	$3,857,660	—%
Interest-bearing checking	2,913,260	0.06%	586,019	0.43%
Money market	5,302,073	0.23%	3,171,164	0.83%
Savings	360,896	0.09%	235,824	0.16%
Certificates of deposit accounts
$250,000 or less	800,957	0.88%	500,331	1.59%
Greater than $250,000	825,885	0.88%	547,511	1.77%
Total certificates of deposit accounts	1,626,842	0.88%	1,047,842	1.69%
Total deposits	$16,214,177	0.18%	$8,898,509	0.53%

The aggregate annual maturities of certificates of deposit accounts at December 31, 2020 are as follows:

	2020
	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Within 3 months	$692,493	0.81%
4 to 6 months	363,533	1.12%
7 to 12 months	377,731	0.89%
13 to 24 months	86,934	0.82%
25 to 36 months	13,217	1.56%
37 to 60 months	9,576	1.24%
Over 60 months	83,358	0.35%
Total	$1,626,842	0.88%

Interest expense on deposit accounts for the years ended December 31 is summarized as follows:

	2020	2019	2018
	(Dollars in thousands)
Checking accounts	$3,295	$2,340	$1,167
Money market accounts	19,903	28,279	19,567
Savings	393	382	357
Certificates of deposit accounts	10,745	27,296	16,562
Total	$34,336	$58,297	$37,653

Accrued interest on deposits, which is included in accrued expenses and other liabilities, was $507,000 at December 31, 2020 and $590,000 at December 31, 2019.

Note 13 - Federal Home Loan Bank Advances and Other Borrowings

As of December 31, 2020, the Company has a line of credit with the FHLB that provides for advances totaling up to 40% of the Company’s assets, equating to a credit line of $7.94 billion, of which $4.74 billion was available for borrowing. The available for borrowing was based on collateral pledged by real estate loans with an aggregate balance of $7.25 billion.

At December 31, 2020, the Company had $31.0 million term advances, compared to $491.0 million in overnight FHLB advances and $26.0 million term advances at December 31, 2019. The term advances have maturity dates ranging from May 2021 to June 2022 and rates ranging from 0.00% to 2.47%.

The following table summarizes activities in advances from the FHLB for the periods indicated:

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Average balance outstanding	$139,190	$404,959
Weighted average rate	1.10%	2.43%
Maximum amount outstanding at any month-end during the year	$521,017	$1,091,596
Balance outstanding at end of year	31,000	517,026
Weighted average interest rate at year-end	1.53%	1.69%

At December 31, 2020, the Bank had unsecured lines of credit with eight correspondent banks for a total amount of $340.0 million and access through the Federal Reserve discount window to borrow $21.3 million secured by investment securities. At December 31, 2020 and December 31, 2019, the Company had no outstanding balances against these lines.

The Company maintains additional sources of liquidity at the Corporation level. The $15.0 million line of credit with US Bank was established on June 2019 and expires on September 28, 2021. At December 31, 2020 and December 31, 2019 the Corporation had no outstanding balances against this line.

The following table summarizes activities in other borrowings for the periods indicated:

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Average balance outstanding	$251	$229
Weighted average rate	0.16%	0.63%
Maximum amount outstanding at any month-end during the year	$5,000	$10,000
Balance outstanding at end of year	—	—
Weighted average interest rate at year-end	—%	—%

Note 14 - Subordinated Debentures

As of December 31, 2020, the Company had five subordinated notes and two junior subordinated debt securities, with an aggregate carrying value of $501.5 million and a weighted interest rate of 5.38%, compared to $215.1 million with a weighted interest rate of 5.37% at December 31, 2019. The increase of $286.4 million is primarily driven by the issuance in June 2020 of $150.0 million in aggregate principal amount of the Company's 5.375% Fixed-to-Floating Rate Subordinated Notes (the “Notes III”) due June 15, 2030, as well as the $135.0 million aggregate principal amount of subordinated notes assumed by the Bank in connection with the acquisition of Opus in the second quarter of 2020.

In August 2014, the Corporation issued $60.0 million in aggregate principal amount of 5.75% Subordinated Notes Due 2024 (the “Notes I”) in a private placement transaction to institutional accredited investors (the “Private Placement”). The Notes I bear interest at an annual fixed rate of 5.75%, with the first interest payment on the Notes made on March 3, 2015, and interest payable semiannually each March 3 and September 3 through September 3, 2024. At December 31, 2020, the carrying value of the Notes was $59.6 million, net of unamortized debt issuance costs of $448,000. The Notes can only be redeemed, in whole or in part, prior to the maturity date if the notes do not constitute Tier 2 Capital (for purposes of capital adequacy guidelines of the Board of Governors of the Federal Reserve). Principal and interest are due upon early redemption. As of December 31, 2020, 60% of the Notes I qualify as Tier 2 Capital as the remaining maturity is less than four years pursuant to regulatory capital rule.

In May 2019, the Corporation issued $125.0 million in aggregate principal amount of 4.875% Fixed-to-Floating Rate Subordinated Notes due May 15, 2029 (the “Notes II”), at a public offering price equal to 100% of the aggregate principal amount of the Notes II. The Corporation may redeem the Notes II on or after May 15, 2024. From and including the issue date, but excluding May 15, 2024, the Notes II will bear interest at an initial fixed rate of 4.875% per annum, payable semi-annually. From and including May 15, 2024, but excluding the maturity date or the date of earlier redemption, the Notes II will bear interest at a floating rate equal to the then-current three-month LIBOR plus a spread of 2.50% per annum, payable quarterly in arrears. At December 31, 2020, the carrying value of the Notes II was $122.9 million, net of unamortized debt issuance cost of $2.1 million. At December 31, 2020, the Notes II qualify as Tier 2 Capital. Principal and interest are due upon early redemption at any time, including prior to May 15, 2024 at our option, in whole but not in part, under the occurrence of special events defined within the trust indenture.

On June 1, 2020, in connection with the Opus acquisition, the Bank assumed $135.0 million of fixed-to-variable rate subordinated notes due July 1, 2026. The notes bear interest at a fixed rate of 5.50% per year until June 2021. After this date and for the remaining five years of the notes' term, interest will accrue at a variable rate of three-month London Interbank Offering Rate (“LIBOR”) plus 4.285%. The Bank may redeem the subordinated notes, in whole or in part, on or after July 1, 2021. At December 31, 2020, the subordinated notes qualified as Tier 2 capital for the Bank. At December 31, 2020, the carrying value of these subordinated notes was $138.4 million, which reflects purchase accounting fair value adjustments of $3.4 million.

In June 2020, the Corporation issued $150.0 million aggregate principal amount of its 5.375% fixed-to-floating rate subordinated notes due 2030 (the “Notes III”) at a public offering price equal to 100% of the aggregate principal amount of the Notes III. The Corporation may redeem the Notes III on or after June 14, 2025. Interest on the Notes III accrue at a rate equal to 5.375% per annum from and including June 15, 2020 to, but excluding, June 15, 2025, payable semiannually in arrears. From and including June 15, 2025 to, but excluding, June 15, 2030 or the earlier redemption date, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be Three-Month Term Secured Overnight Financing Rate (“SOFR”), plus a spread of 517 basis points, payable quarterly in arrears. Principal and interest are due upon early redemption at any time, including prior to June 15, 2025 at our option, in whole but not in part, under the occurrence of special events defined within the trust indenture. At September 30, 2020, the Notes III qualified as Tier 2 capital. At December 31, 2020, the carrying value of the Notes III was $147.5 million, net of unamortized debt issuance cost of $2.5 million.

In connection with the Private Placement, the Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade ratings of BBB+ and BBB for the Corporation’s senior unsecured debt and subordinated debt, respectively, and a deposit rating of A- for the Bank. The Company’s and Bank’s ratings were reaffirmed in June 2020 by KBRA following the announcement of the proposed acquisition of Opus.

On April 1, 2017, as part of the HEOP acquisition, the Corporation assumed $5.2 million of floating rate junior subordinated debt securities associated with Heritage Oaks Capital Trust II. Interest is payable quarterly at three-month LIBOR plus 1.72% per annum, for an effective rate of 1.945% per annum as of December 31, 2020. At December 31, 2020, the carrying value of these debentures was $4.1 million, which reflects purchase accounting fair value adjustments of $1.1 million. The Corporation also assumed Santa Lucia Bancorp (CA) Capital Trust. The carrying value of Santa Lucia Bancorp (CA) Capital Trust was $4.0 million at December 31, 2020, which reflects purchase accounting fair value adjustments of $1.2 million. Interest is payable quarterly at three-month LIBOR plus 1.48% per annum, for an effective rate of 1.72% per annum as of December 31, 2020. These debentures are callable by the Corporation at par beginning January 1, 2012 and thereafter.

On November 1, 2017, as part of the PLZZ acquisition, the Company assumed three subordinated notes totaling $25.0 million at a fixed interest rate of 7.125% payable in arrears on a quarterly basis. The notes have a maturity date of June 26, 2025 and are also redeemable in whole, or in part, from time to time beginning in June 26, 2020 at an amount equal to 103% of principal plus accrued unpaid interest. The redemption price decreases 50 basis points each subsequent year. At December 31, 2020, the carrying value of these subordinated notes was $25.1 million, which reflects purchase accounting fair value adjustments of $109,000. As of December 31, 2020, 80% of the Notes I qualify as Tier 2 Capital as the remaining maturity is less than five years pursuant to regulatory capital rule.

As of December 31, 2020, the Corporation has two unconsolidated Delaware statutory trust subsidiaries, Heritage Oaks Capital Trust II and Santa Lucia Bancorp (CA) Capital Trust. Both are used as business trusts for the purpose of issuing trust preferred securities to third party investors. The junior subordinated debt was issued in connection with the trust preferred securities offerings. The Corporation is not allowed to consolidate the statutory business trusts, which were formed for the purpose of issuing junior subordinated debentures, into the Company’s Consolidated Financial Statements. The resulting effect on the Company’s consolidated financial statements is to report the Subordinated Debentures as a component of the Company’s liabilities, and its ownership interest in the trusts as a component of other assets on the Company’s Consolidated Financial Statements.

For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at December 31, 2020. Provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 require that if a depository institution holding company exceeds $15 billion in total consolidated assets due to an acquisition, then trust preferred securities are to be excluded from Tier 1 capital beginning in the period in which the transaction occurred. During the second quarter of 2020, the Company’s acquisition of Opus resulted in total consolidated assets exceeding $15 billion; accordingly, trust preferred securities are now excluded from the Company’s Tier 1 capital. The Company and the Bank also has subordinated debt notes that qualify as Tier 2 capital.

The following table summarizes our outstanding subordinated debentures as of December 31:

				2020	2019
	Stated Maturity	Current Interest Rate	Current Principal Balance	Carrying Value
			(Dollars in thousands)
Subordinated notes
Subordinated notes due 2024, 5.75% per annum	September 3, 2024	5.75%	$60,000	$59,552	$59,432
Subordinated notes due 2029, 4.875% per annum until May 15, 2024, 3-month LIBOR +4.9% thereafter	May 15, 2029	4.875%	125,000	122,877	122,622
Subordinated notes due 2030, 5.375% per annum until June 15, 2025, 3-month SOFR +5.17% thereafter	June 15, 2030	5.375%	150,000	147,501	—
Subordinated notes due 2025, 7.125% per annum	June 26, 2025	7.125%	25,000	25,109	25,133
Subordinated notes due 2026, 5.5% per annum until June 30 2021, 3-month LIBOR +4.285% thereafter	July 1, 2026	5.50%	135,000	138,371	—
Total subordinated notes			495,000	493,410	207,187
Subordinated debt
Heritage Oaks Capital Trust II (junior subordinated debt), 3-month LIBOR+1.72%	January 1, 2037	1.95%	5,248	4,121	4,054
Santa Lucia Bancorp (CA) Capital Trust (junior subordinated debt), 3-month LIBOR+1.48%	July 7, 2036	1.72%	5,155	3,980	3,904
Total subordinated debt			10,403	8,101	7,958
Total subordinated debentures			$505,403	$501,511	$215,145

The following table summarizes activities for our subordinated debentures for the periods indicated:

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Average balance outstanding	$377,037	$183,383
Weighted average rate	5.48%	5.82%
Maximum amount outstanding at any month-end during the year	501,511	233,199
Balance outstanding at end of year	501,511	215,145
Weighted average interest rate at year-end	5.38%	5.37%

Note 15 - Income Taxes

The following presents the components of income tax expense for the years ended December 31:

	2020	2019	2018
	(Dollars in thousands)
Current income tax provision:
Federal	$32,129	$34,124	$19,787
State	22,743	16,415	13,178
Total current income tax provision	54,872	50,539	32,965
Deferred income tax (benefit) provision:
Federal	(26,554)	4,645	8,142
Effect of the Tax Act	—	—	(1,441)
State	(16,068)	2,851	2,574
Total deferred income tax (benefit) provision	(42,622)	7,496	9,275
Total income tax provision	$12,250	$58,035	$42,240

A reconciliation from statutory federal income taxes, which are based on a statutory rate of 21% for 2020, 2019, and 2018, to the Company’s total effective income tax provisions for the years ended December 31 is as follows:

	2020	2019	2018
	(Dollars in thousands)
Statutory federal income tax provision	$15,246	$45,729	$34,803
State taxes, net of federal income tax effect	4,757	15,764	12,724
Cash surrender life insurance	(1,163)	(565)	(582)
Tax exempt interest	(4,073)	(1,503)	(1,135)
Non-deductible merger costs	703	—	375
LIHTC investments	(2,259)	(1,570)	(761)
Effect of the Tax Act	—	—	(1,441)
Stock-based compensation shortfall (windfall) tax impact	407	(728)	(1,811)
Effect of the CARES Act	(2,636)	—	—
Section 162(m) of the Internal Revenue Code	968	530	145
Other	300	378	(77)
Total income tax provision	$12,250	$58,035	$42,240

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

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which among other things, provided taxpayer the ability to carry back net operating loss (“NOL”) incurred in 2018, 2019, or 2020 to each of the five tax years preceding the tax year of such loss. The Company is permitted to carryback 2018 NOL of an acquired entity, Grandpoint, to its prior tax years, which have income tax rates ranging from 34% to 35%. As a result, the Company recorded an income tax benefit of $2.6 million attributable to the Grandpoint NOL carryback during the year ended December 31, 2020.

Deferred tax assets (liabilities) were comprised of the following temporary differences between the financial statement carrying amounts and the tax basis of assets at December 31:

	2020	2019
	(Dollars in thousands)
Deferred tax assets:
Accrued expenses	$1,307	$2,126
Net operating loss	6,614	4,765
Allowance for credit losses, net of bad debt charge-offs	85,700	10,415
Deferred compensation	3,489	3,616
State taxes	4,395	3,746
Loan discount	32,484	11,634
Stock-based compensation	4,618	3,535
Operating lease liabilities	24,463	13,334
Federal and state credit carryovers	3,750	416
Other	1,782	—
Total deferred tax assets	168,602	53,587
Deferred tax liabilities:
Operating lease right-of-use assets	$(21,756)	$(12,382)
Deferred FDIC gain	(108)	(228)
Core deposit intangibles	(21,828)	(22,415)
Loan origination costs	(5,176)	(4,828)
Depreciation	(6,551)	(1,814)
Unrealized gain on available for sale securities	(24,127)	(8,639)
Other	—	(4,652)
Total deferred tax liabilities	(79,546)	(54,958)
Valuation allowance	—	—
Net deferred tax asset (liabilities)	$89,056	$(1,371)

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of December 31, 2020 and December 31, 2019.

Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to use any net unrealized built in losses and other tax attributes, such as net operating loss and tax credit carryforwards, when it undergoes a 50% ownership change over a designated testing period. The Company has a Section 382 limited net operating loss carry forward of approximately $29.0 million for federal income tax purposes, which is scheduled to expire at various dates from 2026 to 2032. The Company also has a Section 382 limited net operating loss carry forward of approximately $7.0 million for California franchise tax purposes, which is scheduled to expire at various dates from 2029 to 2034 with the carryover period extension from California Assembly Bill 85 (“A.B. 85”). On June 29, 2020, A.B. 85 was signed into law, and among other changes, A.B. 85 suspends the use of the California NOL for the 2020, 2021, and 2022 tax years. For NOL incurred in tax years before 2020 for which a deduction is denied, the carryover period is extended by three years. In addition, the Company has a Section 382 limited tax credit carryforward of $3.3 million, which is scheduled to expire from 2039. The Company is expected to fully utilize the federal and California net operating loss carryforward before it expires with the application of the Section 382 annual limitation.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income and franchise tax in multiple state jurisdictions. The statute of limitations related to the consolidated Federal income tax returns is closed for all tax years up to and including 2016. The expiration of the statute of limitations related to the various state income and franchise tax returns varies by state. The Company is currently not under examination in any taxing jurisdiction.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
	(Dollars in thousands)
Balance at January 1,	$2,906	$2,906
Increases based on tax positions related to prior years	233	—
Decreases related to lapse of statute of limitation	(2,884)	—
Balance at December 31,	$255	$2,906

The total amount of unrecognized tax benefits was $255,000 and $2.9 million at December 31, 2020 and 2019, respectively, and is primarily comprised of unrecognized tax benefits from an acquisition during 2017. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $184,000 and $0 at December 31, 2020 and 2019, respectively. The Company does not believe that the unrecognized tax benefits will change significantly within the next twelve months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had accrued for $22,000 and $424,000 of the interest and penalties at December 31, 2020 and 2019, respectively.

Note 16 - Commitments, Contingencies and Concentrations of Risk

Legal Proceedings. The Company is not involved in any material pending legal proceedings, other than the legal proceedings described under Item 3, “Legal Proceedings,” and those occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

Employment Agreements. The Company has entered into a three-year employment agreement with its Chief Executive Officer (“CEO”). This agreement provides for the payment of a base salary, a bonus based upon the CEO’s individual performance and the overall performance of the Company and the Bank, provides a vehicle for the CEO’s use, reimburses club dues for clubs that are used frequently for business purposes, and provides for the payment of severance benefits upon termination under specified circumstances.

Additionally, the Bank has entered into one-year employment agreements with each of the following executive officers: the Bank President and Chief Operating Officer, the Chief Financial Officer, the Chief Risk Officer, and Chief Innovation Officer. The agreements provide for the payment of a base salary, a bonus based upon the individual’s performance and the overall performance of the Company and the Bank, and provides for the payment of severance benefits upon termination under specified circumstances. The employment agreement also provides a vehicle for the Bank President and Chief Operating Officer to use.

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

Availability of Funding Sources. The Company funds substantially all of the loans that it originates or purchases through deposits, internally generated funds, and/or borrowings. The Company competes for deposits primarily on the basis of rates, and, as a consequence, the Company could experience difficulties in attracting deposits to fund its operations if the Company does not continue to offer deposit rates at levels that are competitive with other financial institutions. To the extent that the Company is not able to maintain its currently available funding sources or to access new funding sources, it would have to curtail its loan production activities or sell loans and investment securities earlier than is optimal. Any such event could have a material adverse effect on the Company’s results of operations, financial condition, and cash flows.

Note 17 - Benefit Plans

401(k) Plan. The Bank maintains an Employee Savings Plan (the “401(k) Plan”) which qualifies under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute from 1% to 99% of their compensation, up to the dollar limit imposed by the IRS for tax purposes. In 2020, 2019 and 2018, the Bank matched 100% of contributions for the first three percent contributed and 50% on the next two percent contributed. Contributions made to the 401(k) Plan by the Bank amounted to $4.1 million for 2020, $2.9 million for 2019 and $2.5 million for 2018.

Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”). The 2004 Plan was approved by the Corporation’s stockholders in May 2004. The 2004 Plan authorized the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, and restricted stock (collectively “Awards”) equal to 525,500 shares of the common stock of the Corporation for issuances to executive, key employees, officers, and directors. The 2004 Plan was in effect for a period of ten years starting in February 25, 2004, the date the 2004 Plan was adopted. Awards granted under the 2004 Plan were made at an exercise price equal to the fair market value of the stock on the date of grant. The Awards granted pursuant to the 2004 Plan vest at a rate of 33.3% per year. The 2004 Plan terminated in February 2014.

Heritage Oaks Bancorp, Inc. 2005 Equity Based Compensation Plan (the “2005 Plan”). The 2005 Plan was acquired from Heritage Oaks Bancorp, Inc. on April 1, 2017. The 2005 Plan authorized the granting of Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, and Performance Share Cash Only Awards. As of December 31, 2016, no further grants can be made from this plan; however, Pacific Premier assumed all unvested and unexercised awards.

Pacific Premier Bancorp, Inc. 2012 Long-Term Incentive Plan (the “2012 Plan”). The 2012 Plan was approved by the Corporation’s stockholders in May 2012. The 2012 Plan originally authorized the granting of Awards equal to 620,000 shares of the common stock of the Corporation for issuances to executives, key employees, officers, and directors. The 2012 Plan will be in effect for a period of ten years from May 30, 2012, the date the 2012 Plan was adopted. Awards granted under the 2012 Plan will be made at an exercise price equal to the fair market value of the stock on the date of grant. Awards granted to officers and employees may include incentive stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights. The awards have vesting periods ranging from one to five years, where such vesting may occur in either equal annual installments or one lump sum at the end of the vesting term. In May 2014, the Corporation’s stockholders approved an amendment to the 2012 Plan to increase the shares available under the plan by 800,000 shares to total 1,420,000 shares. In May 2015, the Corporation’s stockholders approved an amendment to the 2012 Plan to permit the grant of performance-based awards, including equity compensation awards that may not be subject to the deduction limitation of Section 162(m) of the Internal Revenue Code. The performance-based awards include (i) both performance-based equity compensation awards and performance-based cash bonus payments and (ii) restricted stock units. In May 2017, the Corporation’s stockholders approved an amendment to the 2012 Plan to increase the shares available under the plan by 3,580,000 shares to total 5,000,000 shares.

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

Stock Options

As of December 31, 2020, there were no options outstanding on the 2004 Plan with zero available for future awards. As of December 31, 2020, there were 13,491 options outstanding on the 2005 Plan with zero available for future awards. As of December 31, 2020, there were 279,466 options outstanding on the 2012 Plan with 2,168,227 available for future awards. As of December 31, 2020, there were 16,358 options outstanding on the 2015 Plan with 656,450 available for future awards. Below is a summary of the stock option activity in the Plans for the year ended December 31, 2020:

	2020
	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic value
			(in years)	(Dollars in thousands)
Outstanding at January 1, 2020	453,104	$16.26
Granted	9,538	22.22
Exercised	(139,739)	19.94
Forfeited and expired	(13,588)	20.85
Outstanding at December 31, 2020	309,315	$16.84	3.87	$4,480
Vested and exercisable at December 31, 2020	309,315	$16.84	3.87	$4,480

The total intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018 was $1.7 million, $4.2 million, and $8.4 million, respectively.

The amount charged against compensation expense in relation to the stock options was $8,000 for 2020, $132,000 for 2019, and $571,000 for 2018. At December 31, 2020, there was no unrecognized compensation expense related to the options.

Restricted Stock Awards and Restricted Stock Units

Below is a summary of the activity for restricted stock and restricted stock units in the Plans for the years ended December 31, 2020:

	2020
	Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested at the beginning of the year	739,933	$35.11
Granted	782,450	20.02
Vested	(182,497)	33.78
Forfeited	(70,642)	28.85
Unvested at the end of the year	1,269,244	$26.35

Compensation expense for the year ended December 31, 2020, 2019, and 2018 related to the above restricted stock grants amounted to $10.8 million, $10.4 million and $8.5 million, respectively. Restricted stock awards and restricted stock units are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed. The total grant date fair value of awards was $15.7 million for 2020 awards. At December 31, 2020, unrecognized compensation expense related to restricted stock award and units is approximately $16.9 million, which expected to be recognized over a weighted-average period of 2.32 years.

Other Plans

Salary Continuation Plan. The Bank implemented a non-qualified supplemental retirement plan in 2006 (the “Salary Continuation Plan”) for certain executive officers of the Bank. The Salary Continuation Plan is unfunded.

Deferred Compensation Plans. The Bank implemented a non-qualified supplemental retirement plan in 2006 (the “Supplemental Executive Retirement Plan” or “SERP”) for certain executive officers of the Bank. The Bank has acquired additional SERPs through the acquisitions of San Diego Trust Bank (“SDTB”), Independence Bank (“IDPK”) and HEOP. The SERP is unfunded. The expense incurred for the SERP for each of the last three years was $511,000, $674,000, and $827,000 resulting in a deferred compensation liability of $10.4 million and $10.8 million as of the years ended 2020 and 2019. In addition, with the acquisition of PLZZ, the Company acquired a deferred compensation plan that is unfunded and results in a deferred compensation asset and liability both in the amount of $1.7 million and $1.8 million as of the years ended December 31, 2020 and 2019.

With the acquisition of Opus Bank in June 2020, the Company inherited a terminated non-qualified deferred compensation plan originally funded through the purchase of bank-owned life insurance plans. Final distributions under this plan will be made in January 2021. At December 31, 2020 the deferred compensation liability was $98,000.

The amounts expensed in 2020, 2019, and 2018 for all of these plans amounted to $511,000, $674,000, and $827,000 respectively. As of December 31, 2020, 2019, and 2018, $10.4 million, $10.8 million and $10.9 million, respectively, were recorded in other liabilities on the consolidated statements of condition for each of these plans.

Note 18 - Financial Instruments with Off-Balance Sheet Risk

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

The Company receives collateral to support commitments when deemed necessary. The most significant categories of collateral include real estate properties underlying mortgage loans, liens on personal property, and cash on deposit with the Bank.

The Company maintains an allowance for credit losses to provide for commitments related to loans associated with undisbursed loan funds and unused lines of credit. The allowance for these commitments was $31.1 million at December 31, 2020 and $3.3 million at December 31, 2019. The change in the allowance for credit losses for off-balance sheet commitments during the year ended December 31, 2020 was primarily attributable to the adoption of ASC 326 on January 1, 2020, the acquisition of Opus in June 2020, as well as the deterioration in economic forecasts employed in the Company’s CECL model. See Note 5 - Allowance for Credit Losses for additional information.

The Company’s commitments to extend credit at December 31, 2020 were $1.95 billion and $1.58 billion at December 31, 2019. The 2020 balance is primarily composed of $1.52 billion of undisbursed commitments for C&I loans.

Note 19 - Fair Value of Financial Instruments

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2020 and 2019.

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

Interest rate swaps – The Company originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a correspondent bank. These back-to-back swap agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. The fair value of these derivatives is based on a market standard discounted cash flow approach. The Company incorporates credit value adjustments on derivatives to properly reflect the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The Company has determined that the observable nature of the majority of inputs used in deriving the fair value of these derivative contracts fall within Level 2 of the fair value hierarchy, and the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the valuation of interest rate swaps is classified as Level 2 of the fair value hierarchy.

Equity warrant assets – The Company acquired equity warrant assets as a result of acquisition of Opus. Opus received equity warrant assets through its lending activities as part of loan origination fees. The warrants provide the Bank the right to purchase a specific number of equity shares of the underlying company’s equity at a certain price before expiration and contain net settlement terms qualifying as derivatives under ASC Topic 815. The fair value of equity warrant assets is determined using a Black-Scholes option pricing model and are classified as Level 3 of the fair value hierarchy due to the extent of unobservable inputs. The key assumptions used in determining the fair value include the exercise price of the warrants, valuation of the underlying entity's outstanding stock, expected term, risk-free interest rate, marketability discount for private company warrants, and price volatility.

The following fair value hierarchy tables present information about the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	At December 31, 2020
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(Dollars in thousands)
Financial assets
Investment securities available-for-sale:
U.S. Treasury	$—	$32,533	$—	$32,533
Agency	—	690,386	—	690,386
Corporate	—	415,308	—	415,308
Municipal bonds	—	1,446,019	—	1,446,019
Collateralized mortgage obligation: residential	—	513,366	—	513,366
Mortgage-backed securities: residential	—	833,503	—	833,503
Total securities available-for-sale	$—	$3,931,115	$—	$3,931,115

Derivative assets:
Interest rate swaps	$—	$12,053	$—	$12,053
Equity warrants	—	—	1,914	1,914
Total derivative assets	$—	$12,053	$1,914	$13,967

Financial liabilities
Derivative liabilities	$—	$12,066	$—	$12,066

	At December 31, 2019
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(Dollars in thousands)
Financial assets
Investment securities available-for-sale:
U.S. Treasury	$—	$63,555	$—	$63,555
Agency	—	246,358	$—	246,358
Corporate	—	151,353	$—	151,353
Municipal bonds	—	397,298	—	397,298
Collateralized mortgage obligation: residential	—	9,984	—	9,984
Mortgage-backed securities: residential	—	499,836	—	499,836
Total securities available-for-sale	$—	$1,368,384	$—	$1,368,384

Derivative assets	$—	$2,103	$—	$2,103

Financial liabilities
Derivative liabilities	$—	$2,103	$—	$2,103

The following table is a reconciliation of the fair value of the equity warrants that are classified as Level 3 and measured on a recurring basis as of:

2020
(Dollars in thousands)
Beginning Balance as of June 1, 2020	$5,162
Change in fair value (1)	(41)
Sales	(3,207)
Ending balance as of December 31, 2020	$1,914
______________________________
(1) The changes in fair value are included in other income on the consolidated statement of income.

The following table presents quantitative information about level 3 of fair value measurements for assets measured at fair value on a recurring basis at December 31, 2020.

	December 31, 2020
				Range
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
	(Dollars in thousands)
Equity warrants	$1,914	Black-Scholes option pricing model	Volatility Risk free interest rate Marketability discount	30.00% 0.13% 6.00%	35.00% 0.36% 16.00%	31.19% 0.18% 13.51%

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

The fair value of individually evaluated collateral dependent loans and other real estate owned were determined using Level 3 assumptions, and represents individually evaluated loan and other real estate owned balances for which a specific reserve has been established or on which a write down has been taken. For real estate loans, generally, the Company obtains third party appraisals (or property valuations) and/or collateral audits in conjunction with internal analysis based on historical experience on its individually evaluated loans and other real estate owned to determine fair value. In determining the net realizable value of the underlying collateral for individually evaluated loans, the Company will then discount the valuation to cover both market price fluctuations and selling costs, typically ranging from 7% to 10% of the collateral value, that the Company expected would be incurred in the event of foreclosure. In addition to the discounts taken, the Company’s calculation of net realizable value considered any other senior liens in place on the underlying collateral. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions and management’s expertise and knowledge of the client and client’s business.

At December 31, 2020, the Company’s individually evaluated collateral dependent loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisals available to management. The Company completed partial charge-offs on certain individually evaluated loans based on recent real estate or property appraisals and released the related reserves during the year ended December 31, 2020.

The following table presents our assets measured at fair value on a nonrecurring basis at December 31, 2020 and 2019.

	At December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in thousands)
Financial assets
Individually evaluated loans	$—	$—	$4,077	$4,077

	At December 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in thousands)
Financial assets
Impaired loans	$—	$—	$2,257	$2,257

The following table presents quantitative information about level 3 of fair value measurements for assets measured at fair value on a nonrecurring basis at December 31, 2020 and 2019.

	December 31, 2020
				Range
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$198	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
SBA secured by real estate (1)	746	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
Business loans secured by real estate
SBA secured by real estate (2)	386	Fair value of collateral	Collateral discount and cost to sell	7.00%	10.00%	9.09%
Commercial loans
Commercial and industrial	2,040	Fair value of collateral	Collateral discount and cost to sell	7.00%	10.00%	9.06%
SBA non-real estate secured	707	Fair value of collateral	Collateral discount and cost to sell	7.00%	7.00%	7.00%
Total individually evaluated loans	$4,077

	December 31, 2019
				Range
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$569	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
SBA secured by real estate (1)	408	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
Business loans secured by real estate
SBA secured by real estate (2)	140	Fair value of collateral	Collateral discount and cost to sell	7.00%	10.00%	7.81%
Commercial loans
SBA non-real estate secured	1,140	Fair value of collateral	Collateral discount and cost to sell	7.00%	63.00%	15.33%
Total individually evaluated loans	$2,257
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.
(2) SBA loans that are collateralized by real property other than hotel/motel real property.

Fair Values of Financial Instruments

The fair value estimates presented herein are based on pertinent information available to management as of the dates indicated, representing an exit price.

	At December 31, 2020
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$880,766	$880,766	$—	$—	$880,766
Interest-bearing time deposits with financial institutions	2,845	2,845	—	—	2,845
Investments held-to-maturity	23,732	—	25,013	—	25,013
Investment securities available-for-sale	3,931,115	—	3,931,115	—	3,931,115
Loans held for sale	601	—	645	—	645
Loans held for investment, net	13,236,433	—	—	13,351,092	13,351,092
Derivative asset	13,967	—	12,053	1,914	13,967
Accrued interest receivable	74,574	74,574	—	—	74,574
Liabilities:
Deposit accounts	16,214,177	14,587,335	1,631,047	—	16,218,382
FHLB advances	31,000	—	31,564	—	31,564
Subordinated debentures	501,511	—	544,436	—	544,436
Derivative liability	12,066	—	12,066	—	12,066
Accrued interest payable	6,569	6,569	—	—	6,569

	At December 31, 2019
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$326,850	$326,850	$—	$—	$326,850
Interest-bearing time deposits with financial institutions	2,708	2,708	—	—	2,708
Investments held-to-maturity	37,838	—	38,760	—	38,760
Investment securities available-for-sale	1,368,384	—	1,368,384	—	1,368,384
Loans held for sale	1,672	—	1,821	—	1,821
Loans held for investment, net	8,722,311	—	—	8,691,019	8,691,019
Derivative asset	2,103	—	2,103	—	2,103
Accrued interest receivable	39,442	39,442	—	—	39,442
Liabilities:
Deposit accounts	8,898,509	7,850,667	1,048,583	—	8,899,250
FHLB advances	517,026	—	517,291	—	517,291
Subordinated debentures	215,145	—	237,001	—	237,001
Derivative liability	2,103	—	2,103	—	2,103
Accrued interest payable	2,686	2,686	—	—	2,686

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

Note 20 - Earnings Per Share

In February 2019, the Company’s Compensation Committee of Board of Directors reviewed the various forms of outstanding equity awards, including restricted stock awards and restricted stock units (“RSUs”), and approved that unvested restricted stock awards will be considered participating securities. As a result of the different treatment of unvested restricted stock and unvested RSUs, beginning in 2019, earnings per common share is computed using the two-class method.

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

The following tables set forth the Company’s earnings per share calculations for the periods indicated:

	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share data)
Basic
Net income	$60,351	$159,718	$123,340
Less: Dividends and earnings allocated to participating securities	(798)	(1,650)	—
Net income allocated to common stockholders	$59,553	$158,068	$123,340

Weighted average common shares outstanding	79,209,560	60,339,714	53,963,047
Basic earnings per common share	$0.75	$2.62	$2.29

Diluted
Net income allocated to common stockholders	$59,553	$158,068	$123,340

Weighted average common shares outstanding	79,209,560	60,339,714	53,963,047
Dilutive effect of share-based compensation	287,513	352,567	650,010
Dilutive effect of stock warrants	9,201	—	—
Weighted average diluted common shares	79,506,274	60,692,281	54,613,057
Diluted earnings per common share	$0.75	$2.60	$2.26

The impact of stock options, which are anti-dilutive are excluded from the computations of diluted earnings per share. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. For the year ended December 31, 2020, there were 737 weighted average common shares that were anti-dilutive. There are no potential common shares that were anti-dilutive at December 31, 2019 and 2018.

Note 21 - Derivative Instruments

From time to time, the Company enters into interest rate swap agreements with certain borrowers to assist them in mitigating their interest rate risk exposure associated with the loans they have with the Company. At the same time, the Company enters into identical interest rate swap agreements with another financial institution to mitigate the Company’s interest rate risk exposure associated with the swap agreements it enters into with its borrowers. At December 31, 2020, the Company had over-the-counter derivative instruments and centrally-cleared derivative instruments with matched terms with an aggregate notional amount of $145.2 million and a fair value of $14.0 million. At December 31, 2019, the Company had derivative instruments with an aggregate notional amount of $76.3 million and a fair value of $2.1 million. The fair value of these agreements are determined through a third party valuation model used by the Company’s counterparty bank, which uses observable market data such as cash LIBOR rates, prices of Eurodollar future contracts and market swap rates. The fair values of these swaps are recorded as components of other assets and other liabilities in the Company’s consolidated balance sheet. Changes in the fair value of these swaps, which occur due to changes in interest rates, are recorded in the Company’s income statement as a component of noninterest income.

Over-the-counter contracts are tailored to meet the needs of the counterparties involved and, therefore, generally contain a greater degree of credit risk and liquidity risk than centrally-cleared contracts, which have standardized terms. Although changes in the fair value of swap agreements between the Company and borrowers and the Company and other financial institutions offset each other, changes in the credit risk of these counterparties may result in a difference in the fair value of the swap agreements. Offsetting over-the-counter swap agreements the Company has with other financial institutions are collateralized with cash, and swap agreements with borrowers are secured by the collateral arrangements for the underlying loans these borrowers have with the Company. All interest rate swap agreements entered into by the Company are free-standing derivatives and are not designated as hedging instruments.

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

The Company acquired equity warrant assets as a result of acquisition of the Opus. Opus received equity warrant assets through its lending activities, which were accounted for as loan origination fees. The warrants provide the Bank the right to purchase a specific number of equity shares of the underlying company’s equity at a certain price before expiration and contain net settlement terms qualifying as derivatives under ASC Topic 815. The Company no longer has loans associated with these borrowers. Changes in fair value are recognized as a component of noninterest income with a corresponding offset within other assets. The total fair value of the warrants held in private companies was $1.9 million in other assets as of December 31, 2020.

The following tables summarize the Company’s derivative instruments, included in “other assets” and “other liabilities” in the consolidated statements of financial condition.

	December 31, 2020
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts	$145,181	$12,053	$145,181	$12,066
Equity warrants	—	1,914	—	—
Total derivative instruments	$145,181	$13,967	$145,181	$12,066

	December 31, 2019
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts	$76,314	$2,103	$76,314	$2,103
Total derivative instruments	$76,314	$2,103	$76,314	$2,103

The following table summarizes the effect of the derivative financial instruments in the consolidated statements of income.

		For the Year Ended December 31,
Derivative Not Designated as Hedging Instruments:	Location of Gain Recognized in Income on Derivative Instruments	2020	2019	2018
		(Dollars in thousands)
Other contracts	Other income	$494	$—	$—
Equity warrants	Other income	(42)	—	—
Total		$452	$—	$—

Note 22 - Balance Sheet Offsetting

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

Financial instruments that are eligible for offset in the consolidated statements of financial condition as of December 31, 2020 are presented in the table below:

	December 31, 2020
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (1)	Net Amount
	(Dollars in thousands)
Financial assets:
Derivatives not designated as hedging instruments	$12,053	$—	$12,053	$—	$—	$12,053
Total	$12,053	$—	$12,053	$—	$—	$12,053

Financial liabilities:
Derivatives not designated as hedging instruments	$12,066	$—	$12,066	$(6,140)	$(5,926)	$—
Total	$12,066	$—	$12,066	$(6,140)	$(5,926)	$—

(1) Represents cash collateral held with counterparty bank.

	December 31, 2019
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (1)	Net Amount
	(Dollars in thousands)
Financial assets:
Derivatives not designated as hedging instruments	$2,103	$—	$2,103	$—	$—	$2,103
Total	$2,103	$—	$2,103	$—	$—	$2,103

Financial liabilities:
Derivatives not designated as hedging instruments	$2,107	$(4)	$2,103	$—	$(1,678)	$425
Total	$2,107	$(4)	$2,103	$—	$(1,678)	$425

(1) Represents cash collateral held with counterparty bank.

Note 23 - Revenue Recognition

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and all subsequent amendments that modified ASC 606. ASC 606 requires revenue that is derived from a contract with a customer to be recognized when the Company satisfies the related performance obligations by transferring to the customer a good or service. The majority of the Company’s contracts with customers associated with revenue streams that are within the scope of ASC 606 are considered short-term in nature and can be canceled at any time by the customer or the Company without penalty, such as a deposit account agreement. These revenue streams are included in noninterest income.

The Company’s principal source of revenue is interest income on loans, investment securities and other interest earning assets, all of which are not within the scope of ASC 606. The remainder of the Company’s revenue is classified as noninterest income and is earned from a variety of sources, such as custodial and other fees, service charges, gains and losses, interchange income, and other income.

The following table provides a summary of the Company’s noninterest income, segregated by revenue streams within and outside the scope of ASC 606 for the periods indicated:

	For the Year Ended December 31,
	2020		2019		2018
	Within Scope(1)	Out-of-Scope(2)	Within Scope(1)	Out-of-Scope(2)	Within Scope(1)	Out-of-Scope(2)
	(Dollars in thousands)
Noninterest income:
Loan servicing income	$—	$2,028	$—	$1,840	$—	$1,445
Service charges on deposit accounts	6,712	—	5,769	—	5,128	—
Other service fee income	1,554	—	1,438	—	902	—
Debit card interchange income	2,526	—	3,004	—	4,326	—
Earnings on bank-owned life insurance	—	7,160	—	3,486	—	3,427
Net gain from sales of loans	—	8,609	—	6,642	—	10,759
Net gain from sales of investment securities	—	13,882	—	8,571	—	1,399
Trust custodial account fees	16,653	—	—	—	—	—
Other income	3,090	9,111	1,015	3,471	1,242	2,399
Total noninterest income	$30,535	$40,790	$11,226	$24,010	$11,598	$19,429
______________________________
(1) Revenues from contracts with customers accounted for under ASC 606.
(2) Revenues not within the scope of ASC 606 and accounted for under other applicable GAAP requirements.

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

Trust Custodial Account Fees. Trust custodial account fees is a revenue stream acquired in the Opus acquisition and is governed by contracts executed with Pacific Premier Trust clients to perform maintenance and custodial services for their alternative IRA investments. Fees are billed and collected on a quarterly basis and recognized commensurate with completion of the performance obligations required under the contracts. At December 31, 2020, the Company had accrued fees receivable of approximately $5.8 million, which are included in other assets in the consolidated statements of financial position.

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

Also included in other income are escrow and exchange fees from the Commerce Escrow division acquired in the Opus acquisition, which are related to agreements with customers participating in escrow transactions. Transactions under Section 1031 of the Internal Revenue Code generate exchange fees as well as escrow fees. These fees relate to services that include preparation of closing statements and custody of escrow funds. The fees are received from the sale proceeds of a relinquished property and are recognized as revenue upon closing of the escrow transaction, which is the final performance obligation. These fees totaled approximately $2.7 million for the year ended 2020.

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

At December 31, 2020 the Company did not have any material contract assets or liabilities in its Consolidated Financial Statements related to revenue streams within the scope of ASC 606, and there were no material changes in those balances during the reporting period.

Note 24 - Leases

The Company accounts for its leases in accordance with ASC 842, which was implemented on January 1, 2019, and requires the Company to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased asset. The Company’s leases primarily represent future obligations to make payments for the use of buildings or space for its operations. Liabilities to make future lease payments are recorded in accrued expenses and other liabilities, while right-of-use assets are recorded in other assets in the Company’s consolidated balance sheets. At December 31, 2020, all of the Company’s leases were classified as operating leases or short-term leases.

Liabilities to make future lease payments and right-of-use assets are recorded for the Company’s operating leases and not short-term leases. These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Company believes it has an economic incentive to extend or renew the lease. Future contractual base rents are discounted using the rate implicit in the lease or using the Company’s estimated incremental borrowing rate if the rate implicit in the lease is not readily determinable. For leases that contain variable lease payments, the Company assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the term of the associated lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion in the related liability to make future lease payments. Short-term leases are leases that have a term of 12 months or less at commencement. The Company recognizes expense for both operating leases and short-term leases on a straight-line basis.

The Company’s lease expense is recorded in premises and occupancy expense in the consolidated statements of income. The following table presents the components of lease expense for the periods indicated:

	For the Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Operating leases	$18,065	$11,685
Short-term leases	2,031	2,369
Total lease expense	$20,096	$14,054

The Company assumed operating leases in the acquisition of Opus on June 1, 2020. The liabilities and related right-of-use assets recorded for the assumption of these leases was approximately $43.3 million and $42.4 million, respectively. Right-of-use assets related to the Opus acquisition reflect unfavorable lease liability adjustments of approximately $900,000. Lease liabilities for the leases assumed from Opus were measured based on the net present value of remaining future lease payments on the date of acquisition, with consideration given for options to extend or renew each lease. Remaining future lease payments were discounted at the Company’s estimated incremental borrowing rate on the date of acquisition.

The following tables present supplemental information related to operating leases as of and for year ended:

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Balance Sheet:
Operating lease right-of-use assets	$76,090	$43,177
Operating lease liabilities	85,556	46,498

	For the Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Cash Flows:
Operating cash flows from operating leases	16,528	11,747

The following tables provide information related to minimum contractual lease payments and other information associated with the Company’s leases as of December 31, 2020 and December 31, 2019:

	2021	2022	2023	2024	2025	Thereafter	Total
	(Dollars in thousands)
December 31, 2020
Contractual base rents (1):
Operating leases	$21,042	$19,569	$18,361	$16,113	$10,991	$13,009	$99,085
Short-term leases	215	—	—	—	—	—	215
Total contractual base rents	$21,257	$19,569	$18,361	$16,113	$10,991	$13,009	$99,300

Total liability to make lease payments							$85,556
Difference in undiscounted and discounted future lease payments							13,744
Weighted average discount rate							5.73%
Weighted average remaining lease term (years)							5.3

	2020	2021	2022	2023	2024	Thereafter	Total
	(Dollars in thousands)
December 31, 2019
Contractual base rents (1):
Operating leases	$10,138	$10,602	$10,137	$9,055	$7,318	$7,265	$54,515
Short-term leases	143	7	—	—	—	—	150
Total contractual base rents	$10,281	$10,609	$10,137	$9,055	$7,318	$7,265	$54,665

Total liability to make lease payments							$46,498
Difference in undiscounted and discounted future lease payments							8,167
Weighted average discount rate							6.13%
Weighted average remaining lease term (years)							5.4

(1) Contractual base rents reflect options to extend and renewals, and do not include property taxes and other operating expenses due under respective lease agreements.

The Company from time to time leases portions of space it owns to other parties. Income received from these transactions is recorded on a straight-line basis over the term of the sublease. For the year ended December 31, 2020 and 2019, rental income totaled $534,000 and $142,000, respectively.

Note 25 - Related Party Transactions

Loans to the Company’s executive officers and directors are made in the ordinary course of business, in accordance with applicable regulations and the Company’s policies and procedures. At December 31, 2020, there was no related party loans outstanding. At December 31, 2019, the Company had related party loans outstanding totaling $5.5 million associated with two former Directors, John J. Carona and Michael J. Morris, who resigned pursuant to the terms of the merger agreement to acquire Opus in June 2020.

At the end of 2020, the Company had related party deposits of approximately $60.0 million, compared to $510.2 million at the end of 2019. The decrease was due to the departure of former Director Mr. Carona during 2020; thus, the associated deposits are no longer considered related party deposits at December 31, 2020. Mr. Carona is the President and Chief Executive Officer of Associations, Inc. (“Associa”), a Texas corporation that specializes in providing management and related services for homeowners’ associations located across the United States. At December 31, 2019, $468.9 million of the related party deposits were attributable to Associa.

Note 26 - Quarterly Results of Operations (Unaudited)

The following is a summary of selected financial data presented below by quarter for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
For the year ended December 31, 2020:
Interest income	$123,789	$144,122	$181,991	$180,824
Interest expense	14,614	13,830	15,445	12,626
Provision for credit losses	25,454	160,635	4,210	1,517
Noninterest income	14,475	6,898	26,758	23,194
Noninterest expense	66,631	115,970	98,579	99,939
Income tax expense (benefit)	5,825	(40,324)	23,949	22,800
Net income (loss)	$25,740	$(99,091)	$66,566	$67,136
Earnings (loss) per share:
Basic	$0.43	$(1.41)	$0.71	$0.71
Diluted	0.43	(1.41)	0.70	0.71

For the year ended December 31, 2019:
Interest income	$131,243	$132,414	$132,604	$129,846
Interest expense	19,837	21,773	20,269	16,927
Provision for credit losses	1,526	334	1,562	2,297
Noninterest income	7,681	6,324	11,430	9,801
Noninterest expense	63,577	63,936	65,336	66,216
Income tax provision	15,266	14,168	15,492	13,109
Net income	$38,718	$38,527	$41,375	$41,098
Earnings per share:
Basic	$0.62	$0.62	$0.69	$0.69
Diluted	0.62	0.62	0.69	0.69

Note 27 - Parent Company Financial Information

The Corporation is a California-based bank holding company organized in 1997 as a Delaware corporation and owns 100% of the capital stock of the Bank, its principal operating subsidiary. The Bank was incorporated and commenced operations in 1983. Condensed financial statements of the Corporation are as follows:

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF FINANCIAL CONDITION
(Parent company only)
	At December 31,
	2020	2019
	(Dollars in thousands)
Assets
Cash and cash equivalents	$96,827	$13,717
Investment in subsidiaries	3,017,285	2,217,903
Other assets	1,301	1,230
Total assets	$3,115,413	$2,232,850
Liabilities
Subordinated debentures	$363,140	$215,145
Accrued expenses and other liabilities	5,624	5,111
Total liabilities	368,764	220,256
Total stockholders’ equity	2,746,649	2,012,594
Total liabilities and stockholders’ equity	$3,115,413	$2,232,850

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF OPERATIONS
(Parent company only)
	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Income
Dividend income from the Bank	$29,874	$54,118	$—
Interest income	22	51	57
Total income	29,896	54,169	57
Expense
Interest expense on subordinated debentures	16,596	10,680	6,716
Compensation and benefits	3,205	3,106	2,757
Other noninterest expense	4,929	2,818	3,384
Total expense	24,730	16,604	12,857
Income (loss) before income tax provision	5,166	37,565	(12,800)
Income tax benefit	(6,734)	(4,695)	(3,680)
Income (loss) before undistributed income of subsidiary	11,900	42,260	(9,120)
Equity in undistributed earnings of subsidiary	48,451	117,458	132,460
Net income	$60,351	$159,718	$123,340

PACIFIC PREMIER BANCORP, INC.
SUMMARY STATEMENTS OF CASH FLOWS
(Parent company only)
	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$60,351	$159,718	$123,340
Adjustments to reconcile net income to cash used in operating activities:
Share-based compensation expense	10,859	10,528	9,033
Equity in undistributed earnings of subsidiary and dividends from the bank	(48,451)	(117,458)	(132,460)
Deferred income tax expense	188	42	65
Change in accrued expenses and other liabilities, net	1,149	3,131	(4,149)
Change in accrued interest receivable and other assets, net	(8,443)	(4,826)	2,461
Net cash provided by (used in) operating activities	15,653	51,135	(1,710)
Cash flows from investing activities:
Cash acquired in acquisitions, net	—	—	2,985
Other, net	—	—	(5,467)
Net cash used in investing activities	—	—	(2,482)
Cash flows from financing activities:
Redemption of junior subordinated debt securities	—	(18,558)	—
Proceeds from issuance of subordinated debt, net	147,359	122,453	—
Cash dividends paid	(79,901)	(53,867)	—
Repurchase and retirement of common stock	—	(100,000)	—
Proceeds from exercise of options	1,652	2,679	1,924
Restricted stock surrendered and canceled	(1,653)	(3,285)	(1,669)
Net cash provided by (used in) financing activities	67,457	(50,578)	255
Net increase (decrease) in cash and cash equivalents	83,110	557	(3,937)
Cash and cash equivalents, beginning of year	13,717	13,160	17,097
Cash and cash equivalents, end of year	$96,827	13,717	$13,160

Note 28 - Acquisitions

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

Prior to the Opus acquisition, Commerce Escrow operated as a division of Opus, offering commercial escrow services and facilitating tax-deferred commercial exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended. Following the acquisition of Opus, Commerce Escrow operates as a division of the Bank, which created synergies with the Company’s existing escrow deposit business.

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

The Corporation issued 34,407,403 shares, net of 165,136 shares for tax withholding from Opus equity award holders, of the Corporation’s common stock valued at $21.62 per share, which was the closing price of the Corporation’s common stock on May 29, 2020, the last trading day prior to the consummation of the acquisition, and paid cash in lieu of fractional shares. The Corporation assumed Opus’s warrants and options, which represented the issuance of up to approximately 406,778 and 9,538 additional shares of the Corporation’s common stock, valued at approximately $1.8 million and $46,000, respectively, and issued substitute restricted stock units in an aggregate amount of $328,000. The value of the total transaction consideration paid amounted to approximately $749.6 million. The Opus warrants assumed by the Corporation expired unexercised on September 30, 2020 and no longer remain outstanding. The Opus options assumed by the Corporation have been fully exercised during the third quarter of 2020.

May 29, 2020
Merger consideration	(Dollars in thousands)
Value of stock consideration paid to shareholders	$747,458
Cash paid in lieu of fractional shares	2
Value of restricted stock awards	328
Value of options and warrants (1)	1,817
Total merger consideration	$749,605
______________________________
(1) The Opus warrants assumed by the Corporation expired unexercised on September 30, 2020 and no longer remain outstanding. The Opus options assumed by the Corporation have been fully exercised during the third quarter of 2020.

CDI of $16.1 million, customer relationship intangible assets of $3.2 million, and goodwill of $90.2 million were recognized as a result of the acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill recognized in this transaction is not deductible for income tax purposes.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed of Opus as of June 1, 2020 under the acquisition method of accounting, net of purchase accounting adjustments:

Identifiable net assets acquired, at fair value	June 1, 2020
(Dollars in thousands)
Assets acquired
Cash and cash equivalents	$937,102
Interest bearing time deposits with financial institutions	137
Investment securities	829,891
Loans	5,809,451
Allowance for credit losses	(21,242)
Premises and equipment	22,121
Intangible assets	19,267
Deferred tax assets	45,003
Other assets	370,304
Total assets acquired	$8,012,034
Liabilities assumed
Deposits	$6,915,990
FHLB advances and other borrowings	213,491
Subordinated debt	138,653
Other liabilities	84,542
Total liabilities assumed	7,352,676
Total fair value of identifiable net assets	659,358
Total merger consideration	749,605
Goodwill recognized	$90,247

The Company accounted for this transaction under the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires purchased assets and liabilities assumed and consideration exchanged to be recorded at their respective estimated fair values at the date of acquisition. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions at the time of the acquisition, and other future events that are highly subjective in nature and subject to refinement for up to one year after the closing date of acquisition as additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. Since the acquisition, the Company has made a net adjustment of $2.6 million related to loans, deferred tax assets, other assets, and other liabilities.

As of December 31, 2020, the final purchase price remains subject to final adjustments and fair value measurements remain preliminary due to the timing of the acquisition. The Company continues to review information relating to events or circumstances existing at the acquisition date and expects to finalize its analysis of the acquired assets and assumed liabilities over the next few months, but not later than one year after the acquisition. Management anticipates that this review could result in adjustments to the acquisition date valuation amounts presented herein but does not anticipate that these adjustments, if any, would be material.

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

At the acquisition date, non-PCD loans and PCD loans had a fair value of $4.94 billion and $841.2 million, respectively, and a contractual balance of $5.05 billion and $896.5 million, respectively. In accordance with GAAP, there was no carryover of the allowance for credit losses that had been previously recorded by Opus. The Company recorded an ACL of $75.9 million through an increase to the provision for credit losses. The initial ACL for PCD loans of $21.2 million is established through an adjustment to the acquired loan balance and goodwill.

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

Customer relationship intangible

PENSCO operated as the legal custodian for its clients to provide recurring custodial services over the life of client’s custodial agreement. PENSCO could separately identify each of its customer relationships through the custodial agreement between each customer and PENSCO, as well as account-level specific information, and has a history and pattern of conducting business with them as their legal custodian. In the event that PENSCO (or its successor trust division within the Bank) were to merge, reorganize, get acquired, or change its name, the surviving entity will become the trustee or custodian of the IRAs provided that the surviving entity is authorized to serve in that capacity pursuant to the Internal Revenue Code. Accordingly, such PENSCO client relationships met the contractual or other legal rights criterion for identification as a recognizable intangible asset separate from goodwill. The fair value of the customer relationship intangible asset was determined through the use of an excess earnings model associated with the expected fee income associated with underlying client relationships.

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

The Company incurred $49.1 million of expenses in connection with the Opus acquisition during the year ended December 31, 2020. Merger-related expenses are included in other expense in the Company's consolidated statements of income.

The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the years ended December 31, 2020 and 2019 as if Opus had been acquired on January 1, 2019. This unaudited pro forma information combines the historical results of Opus with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value, cost savings, or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented and the differences could be significant.

	Year Ended December 31,
	2020	2019
	(Dollar in thousands, except per share data)
Net interest and other income	$777,663	$778,924
Net (loss) income	67,579	251,640
Basic (loss) earnings per share	0.74	2.75
Diluted (loss) earnings per share	0.74	2.72

Grandpoint Capital, Inc. Acquisition

Effective as of July 1, 2018, the Company completed the acquisition of Grandpoint, the holding company of Grandpoint Bank, a California-chartered bank, with $3.05 billion in total assets, $2.40 billion in gross loans and $2.51 billion in total deposits as of June 30, 2018.

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

The following table summarizes the estimated fair value of assets acquired and liabilities assumed of Grandpoint as of July 1, 2018 under the acquisition method of accounting:

Identifiable net assets acquired, at fair value	July 1, 2018
(Dollars in thousands)
Assets acquired
Cash and cash equivalents	$147,551
Investment securities	392,858
Loans	2,352,717
Fixed assets	9,122
Core deposit intangible	71,943
Deferred tax assets	5,028
Other assets	97,005
Total assets acquired	$3,076,224
Liabilities assumed
Deposits	$2,506,929
Borrowings	254,923
Other Liabilities	24,859
Total liabilities assumed	2,786,711
Total fair value of identifiable net assets	289,513
Total merger consideration paid	602,152
Goodwill recognized	$312,639
Such fair values are preliminary estimates and subject to refinement for up to one year after the closing date of acquisition as additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. Subsequent to the acquisition, the Company made net adjustments of $580,000 related to deferred tax assets and other assets and finalized the fair values with this acquisition during the second quarter of 2019.

The operating results of the Company for the year ended December 31, 2018 include the operating results of Grandpoint since the acquisition date. The following table presents the net interest and other income, net income, and earnings per share as if the merger with Grandpoint was effective as of January 1, 2018. The unaudited pro forma information in the following table is intended for informational purposes only and is not indicative of the results of operations that would have occurred had the merger been completed on the assumed date. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies, or asset dispositions.

There were no material, nonrecurring adjustments to the unaudited pro forma net interest and other income, net income, and earnings per share presented below:

2018
(Dollars in thousands, except per share data)
Net interest and other income	$473,748
Net income	133,565
Basic earnings per share	2.16
Diluted earnings per share	2.14

Note 29 - Subsequent Events

Quarterly Cash Dividend

On January 26, 2021, the Corporation’s Board of Directors declared a quarterly cash dividend of $0.30 per share, payable on February 12, 2021 to shareholders of record on February 5, 2021.

Stock Repurchase Program

On January 11, 2021, the Company’s Board of Directors approved a new stock repurchase program, which authorized the repurchase up to 4,725,000 shares of its common stock, representing approximately 5% of the Company’s issued and outstanding shares of common stock and approximately $150 million of common stock as of December 31, 2020 based on the closing price of the Company’s common stock on December 31, 2020. The stock repurchase program may be limited or terminated at any time without notice. The new stock repurchase program replaces and supersedes the previous $100 million stock repurchase program approved by the Board in December 2019, which the Company announced was suspended indefinitely in March 2020. The Company had not repurchased any shares of common stock under the previous stock repurchase program.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K in providing reasonable assurance that information we are required to disclose in periodic reports that we file or submit to the SEC pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of its management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2020. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, our management believes that, as of December 31, 2020, our internal control over financial reporting was effective.

Crowe LLP, the independent registered public accounting firm that audited the Company’s financial statements included in the Annual Report, issued an audit report on the Company’s internal control over financial reporting as of, and for the year ended December 31, 2020. Crowe LLP’s audit report appears in Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

Beginning January 1, 2020, the Company adopted the CECL model under ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The Company made changes to the credit loss reserve policies, processes, and controls and incorporated new policies, processes, and controls over the estimation of ACL as a result. Controls established include reviews of PD and LGD models to calculate cash flows, economic forecasting projections, and the historical loss rate model provided by an independent third party. There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2021 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2020. Such information is incorporated herein by reference.

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

(1)The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Financial Condition as of December 31, 2020 and 2019.
Consolidated Statements of Income for the Years Ended December 31, 2020, 2019 and 2018.
Consolidated Statement of Other Comprehensive Income for the Years Ended December 31, 2020, 2019, and 2018.
Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2020, 2019, and 2018.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019, and 2018.
Notes to Consolidated Financial Statements.

(2)All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the consolidated financial statements or related notes thereto.

(b)    The following exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated as of February 9, 2018 by and between Pacific Premier Bancorp, Inc. and Grandpoint Capital, Inc. (1)
2.2	Agreement and Plan of Reorganization, dated as of January 31, 2020 by and between Pacific Premier Bancorp, Inc., Pacific Premier Bank and Opus Bank (12)
3.1	Second Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc., as amended (2)
3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (2)
4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (3)
4.2	Description of Registrant’s Securities (13)
4.3	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the SEC upon request.
10.1	2004 Long-Term Incentive Plan (4)*
10.3	Form of 2004 Long-Term Incentive Plan Incentive Stock Option Agreement (5)*
10.4	Form of 2004 Long-Term Incentive Plan Nonqualified Stock Option Agreement (5)*
10.5	Form of 2004 Long-Term Incentive Plan Restricted Stock Agreement (5)*
10.6	Salary Continuation Agreement between Pacific Premier Bank and Steven R. Gardner. (6)*
10.7	Form of 2012 Long-Term Incentive Plan Incentive Stock Option Award Agreement (7)
10.8	Form of 2012 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (7)
10.9	Form of 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (8)
10.10	Pacific Premier Bancorp, Inc. Amended and Restated 2012 Long-Term Incentive Plan, as amended (8)*
10.11	Form of Restricted Stock Unit Agreement under the Pacific Premier Bancorp, Inc. Amended and Restated 2012 Long-Term Incentive Plan. (9)
10.12	Second Amended and Restated Employment Agreement by and among Steven R. Gardner, Pacific Premier Bancorp, Inc. and Pacific Premier Bank, dated effective as of May 31, 2016. (10)*
10.13	Employment Agreement by and among Ronald J. Nicolas, Jr., Pacific Premier Bancorp, Inc. and Pacific Premier Bank, dated effective as of May 31, 2016. (10)*
10.14	Third Amended and Restated Employment Agreement by and between Edward Wilcox and Pacific Premier Bank, dated effective as of May 31, 2016. (10)*
10.15	Third Amended and Restated Employment Agreement by and between Michael Karr and Pacific Premier Bank, dated effective as of May 31, 2016. (10)*
10.16	Second Amended and Restated Employment Agreement by and between Thomas Rice and Pacific Premier Bank, dated effective as of May 31, 2016. (10)*
10.17	Second Amendment to the Pacific Premier Bancorp, Inc. Amended and Restated 2012 Long-Term Incentive Plan (11)*
10.18	Amended Form of 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (non-NEOs) (11)*
10.19	Amended Form of 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (NEOs) (11)*
10.20	Amended Form of 2012 Long-Term Incentive Plan Restricted Stock Unit Award Agreement. (11)*
10.21	Amended Form of 2012 Long-Term Incentive Plan Incentive Stock Option Award Agreement. (11)*
10.22	Amended Form of 2012 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement. (11)*
21	Subsidiaries of Pacific Premier Bancorp, Inc. (Reference is made to “Item 1. Business” for the required information.)
23.1	Consent of Crowe LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document #
101.SCH	XBRL Taxonomy Extension Schema Document #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #
101.LAB	XBRL Taxonomy Extension Label Linkbase Document #
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #
104	The cover page of Pacific Premier Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (contained in Exhibit 101)

(1)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on February 12, 2018.
(2)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 15, 2018.
(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Registration No. 333-20497) filed with the SEC on January 27, 1997.
(4)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on April 23, 2004.
(5)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to Form S-8 (Registration No. 333-117857) filed with the SEC on September 3, 2004.
(6)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 19, 2006.
(7)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on June 4, 2012.
(8)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on June 2, 2017.
(9)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on February 1, 2016.
(10)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on June 2, 2016.
(11)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on November 16, 2017.
(12)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on February 6, 2020.
(13)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on February 28, 2020.
*	Management contract or compensatory plan or arrangement.
#	Attached as Exhibit 101 to this Annual Report on Form 10-K for the period ended December 31, 2020 of Pacific Premier Bancorp., Inc. are the following documents in Inline XBRL (eXtensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2020 and 2019; (ii) Consolidated Statements of Income for the Years Ended December 31, 2020, 2019 and 2018; (iii) Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018; (iv) Other Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.
By:	/s/ Steven R. Gardner
Steven R. Gardner
Chairman, President and Chief Executive Officer

DATED: February 26, 2021

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Gardner	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2021
Steven R. Gardner

/s/ Ronald J. Nicolas, Jr.	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2021
Ronald J. Nicolas, Jr.

/s/ Lori Wright	Executive Vice President and Deputy Chief Financial Officer (Principal Accounting Officer)	February 26, 2021
Lori Wright

/s/ Ayad A. Fargo	Director	February 26, 2021
Ayad A Fargo

/s/ Joseph L. Garrett	Director	February 26, 2021
Joseph L. Garrett

/s/ Jeff C. Jones	Director	February 26, 2021
Jeff C. Jones

/s/ M. Christian Mitchell	Director	February 26, 2021
M. Christian Mitchell

/s/ Barbara S. Polsky	Director	February 26, 2021
Barbara S. Polsky

/s/ Zareh H. Sarrafian	Director	February 26, 2021
Zareh H. Sarrafian

/s/ Jaynie Miller Studenmund	Director	February 26, 2021
Jaynie Miller Studenmund

/s/ Cora M. Tellez	Director	February 26, 2021
Cora M. Tellez

/s/ Richard C. Thomas	Director	February 26, 2021
Richard C. Thomas