Form 10-Q
period 2021-03-31
PACIFIC PREMIER BANCORP INC
filed 2021-05-07
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
The number of shares outstanding of the registrant’s common stock as of April 30, 2021 was 94,650,895.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$118,258	$135,429
Interest-bearing deposits with financial institutions	1,436,410	745,337
Cash and cash equivalents	1,554,668	880,766
Interest-bearing time deposits with financial institutions	2,708	2,845
Investments held-to-maturity, at amortized cost (fair value of $23,004 and $25,013 as of March 31, 2021 and December 31, 2020, respectively)	21,931	23,732
Investment securities available-for-sale, at fair value	3,857,337	3,931,115
FHLB, FRB, and other stock, at cost	117,843	117,055
Loans held for sale, at lower of cost or fair value	7,311	601
Loans held for investment	13,117,392	13,236,433
Allowance for credit losses	(266,999)	(268,018)
Loans held for investment, net	12,850,393	12,968,415
Accrued interest receivable	65,098	74,574
Premises and equipment	76,329	78,884
Deferred income taxes, net	104,450	89,056
Bank owned life insurance	292,932	292,564
Intangible assets	81,364	85,507
Goodwill	900,204	898,569
Other assets	240,730	292,861
Total assets	$20,173,298	$19,736,544
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$6,302,703	$6,011,106
Interest-bearing:
Checking	3,155,071	2,913,260
Money market/savings	5,911,417	5,662,969
Retail certificates of deposit	1,353,431	1,471,512
Wholesale/brokered certificates of deposit	17,385	155,330
Total interest-bearing	10,437,304	10,203,071
Total deposits	16,740,007	16,214,177
FHLB advances and other borrowings	10,000	31,000
Subordinated debentures	501,611	501,511
Accrued expenses and other liabilities	218,582	243,207
Total liabilities	17,470,200	16,989,895
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at March 31, 2021 and December 31, 2020; 94,644,415 shares and 94,483,136 shares issued and outstanding, respectively.	931	931
Additional paid-in capital	2,348,445	2,354,871
Retained earnings	368,911	330,555
Accumulated other comprehensive (loss) income	(15,189)	60,292
Total stockholders’ equity	2,703,098	2,746,649
Total liabilities and stockholders’ equity	$20,173,298	$19,736,544

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
INTEREST INCOME
Loans	$155,225	$163,499	$113,265
Investment securities and other interest-earning assets	17,769	17,325	10,524
Total interest income	172,994	180,824	123,789
INTEREST EXPENSE
Deposits	4,426	5,685	10,487
FHLB advances and other borrowings	65	121	1,081
Subordinated debentures	6,851	6,820	3,046
Total interest expense	11,342	12,626	14,614
Net interest income before provision for credit losses	161,652	168,198	109,175
Provision for credit losses	1,974	1,517	25,454
Net interest income after provision for credit losses	159,678	166,681	83,721
NONINTEREST INCOME
Loan servicing income	458	633	480
Service charges on deposit accounts	2,032	2,005	1,715
Other service fee income	473	459	311
Debit card interchange fee income	787	777	348
Earnings on bank-owned life insurance	2,233	2,240	1,336
Net gain from sales of loans	361	328	771
Net gain from sales of investment securities	4,046	5,002	7,760
Trust custodial account fees	7,222	7,296	—
Escrow and exchange fees	1,526	1,257	—
Other income	4,602	3,197	1,754
Total noninterest income	23,740	23,194	14,475
NONINTEREST EXPENSE
Compensation and benefits	52,548	52,044	34,376
Premises and occupancy	11,980	13,268	8,168
Data processing	5,828	5,990	3,253
Other real estate owned operations, net	—	(5)	14
FDIC insurance premiums	1,181	1,213	367
Legal and professional services	3,935	4,305	3,126
Marketing expense	1,598	1,442	1,412
Office expense	1,829	2,191	1,103
Loan expense	1,115	1,084	822
Deposit expense	3,859	5,026	4,988
Merger-related expense	5	5,071	1,724
Amortization of intangible assets	4,143	4,505	3,965
Other expense	4,468	3,805	3,313
Total noninterest expense	92,489	99,939	66,631
Net income before income taxes	90,929	89,936	31,565
Income tax expense	22,261	22,800	5,825
Net income	$68,668	$67,136	$25,740
EARNINGS PER SHARE
Basic	$0.73	$0.71	$0.43
Diluted	0.72	0.71	0.43
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	93,529,147	93,568,994	59,007,191
Diluted	94,093,644	93,969,188	59,189,717

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Net income	$68,668	$67,136	$25,740
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on securities available-for-sale arising during the period, net of income taxes (1)	(72,592)	18,201	28,420
Reclassification adjustment for net gain on sales of securities included in net income, net of income taxes (2)	(2,889)	(3,572)	(5,534)
Other comprehensive (loss) income, net of tax	(75,481)	14,629	22,886
Comprehensive (loss) income, net of tax	$(6,813)	$81,765	$48,626
______________________________
(1) Income tax (benefit) expense on the unrealized (loss) gain on securities was $(29.1) million for the three months ended March 31, 2021, $7.2 million for the three months ended December 31, 2020, and $11.4 million for the three months ended March 31, 2020.
(2) Income tax expense (benefit) on the reclassification adjustment for net gain (loss) on sales of securities included in net income was $1.2 million for the three months ended March 31, 2021, $1.4 million for the three months ended December 31, 2020, and $2.2 million for the three months ended March 31, 2020.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021 and 2020
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2020	94,483,136	$931	$2,354,871	$330,555	$60,292	$2,746,649
Net income	—	—	—	68,668	—	68,668
Other comprehensive loss	—	—	—	—	(75,481)	(75,481)
Repurchase and retirement of common stock	(199,674)	(2)	(4,977)	(1,918)	—	(6,897)
Cash dividends declared ($0.30 per common share)	—	—	—	(28,287)	—	(28,287)
Dividend equivalents declared ($0.30 per restricted stock unit)	—	—	107	(107)	—	—
Share-based compensation expense	—	—	3,105	—	—	3,105
Issuance of restricted stock, net	419,757	2	(2)	—	—	—
Restricted stock surrendered and canceled	(100,550)	—	(5,279)	—	—	(5,279)
Exercise of stock options	41,746	—	620	—	—	620
Balance at March 31, 2021	94,644,415	$931	$2,348,445	$368,911	$(15,189)	$2,703,098

Balance at December 31, 2019	59,506,057	$586	$1,594,434	$396,051	$21,523	$2,012,594
Net income	—	—	—	25,740	—	25,740
Other comprehensive income	—	—	—	—	22,886	22,886
Cash dividends declared ($0.25 per common share)	—	—	—	(14,882)	—	(14,882)
Dividend equivalents declared ($0.25 per restricted stock unit)	—	—	42	(42)	—	—
Share-based compensation expense	—	—	2,309	—	—	2,309
Issuance of restricted stock, net	446,815	—	—	—	—	—
Restricted stock surrendered and canceled	(29,474)	—	(1,008)	—	—	(1,008)
Exercise of stock options	51,883	—	903	—	—	903
Cumulative effect of the change in accounting principle (1)	—	—	—	(45,625)	—	(45,625)
Balance at March 31, 2020	59,975,281	$586	$1,596,680	$361,242	$44,409	$2,002,917
__________________
(1) Related to the adoption of Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income	$68,668	$25,740
Adjustments to net income:
Depreciation and amortization expense	4,009	2,580
Provision for credit losses	1,974	25,454
Share-based compensation expense	3,105	2,309
Loss on sales and disposals of premises and equipment	7	10
Net amortization on securities	5,983	1,238
Net (accretion) of discounts/premiums for acquired loans and deferred loan fees/costs	(10,833)	(5,604)
Gain on sales of investment securities available-for-sale	(4,046)	(7,760)
Loss on debt extinguishment	503	—
Originations of loans held for sale	(7,768)	(10,491)
Proceeds from the sales of and principal payments from loans held for sale	970	13,961
Gain on sales of loans	(361)	(771)
Deferred income tax expense (benefit)	14,650	(7,476)
Change in accrued expenses and other liabilities, net	(34,203)	(5,058)
Income from bank owned life insurance, net	(1,675)	(1,129)
Amortization of intangible assets	4,143	3,965
Change in accrued interest receivable and other assets, net	60,176	8,953
Net cash provided by operating activities	105,302	45,921
Cash flows from investing activities:
Net decrease in interest-bearing time deposits with financial institutions	137	—
Loan originations and payments, net	128,540	11,902
Proceeds from loans held for sale previously classified as portfolio loans	449	25,038
Purchase of loans held for investment	—	(66,470)
Proceeds from prepayments and maturities of securities held-to-maturity	1,807	3,234
Purchase of securities available-for-sale	(364,542)	(104,725)
Proceeds from prepayments and maturities of securities available-for-sale	162,568	18,737
Proceeds from sale of securities available-for-sale	179,386	97,886
Proceeds from the sales of premises and equipment	4	38
Proceeds from bank owned life insurance settlements	1,307	—
Purchases of premises and equipment	(1,465)	(5,242)
Change in FHLB, FRB, and other stock, at cost	(202)	(8)
Funding of CRA investments, net	(3,873)	(2,705)
Net cash provided by (used in) investing activities	104,116	(22,315)
Cash flows from financing activities:
Net increase in deposit accounts	525,830	194,563
Net change in short-term borrowings	—	9,000
Repayment of long-term FHLB borrowings	(21,503)	(5,000)
Cash dividends paid	(28,287)	(14,882)
Repurchase and retirement of common stock	(6,897)	—
Proceeds from exercise of stock options	620	903
Restricted stock surrendered and canceled	(5,279)	(1,008)
Net cash provided by financing activities	464,484	183,576
Net increase in cash and cash equivalents	673,902	207,182
Cash and cash equivalents, beginning of period	880,766	326,850
Cash and cash equivalents, end of period	$1,554,668	$534,032

Supplemental cash flow disclosures:
Interest paid	$10,890	$13,618
Income taxes paid	77	84
Noncash investing activities during the period:
Transfers from portfolio loans to loans held for sale	—	26,176
Recognition of operating lease right-of-use assets	—	(10,706)
Recognition of operating lease liabilities	—	10,706
Receivable on unsettled security sales	—	57,385
Due on unsettled security purchases	(11,286)	—
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2021. Certain items in the prior year financial statements were reclassified to conform to the current year presentation. Reclassification had no effect on prior year net income or stockholders’ equity.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).

The Company consolidates voting entities in which the Company has control through voting interests or entities through which the Company has a controlling financial interest in a variable interest entity (“VIE”). The Company evaluates its interests in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size, and form of the Company's involvement with the VIE. See Note 16 - Variable Interest Entities for additional information.

Effective June 1, 2020, the Corporation completed the acquisition of Opus Bank (“Opus”), a California-chartered state bank headquartered in Irvine, California, for a total consideration of approximately $749.6 million. See further discussion in Note 4 – Acquisitions.

Note 2 – Recently Issued Accounting Pronouncements

Accounting Standards Adopted in 2021

In October 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs. The amendments included in this Update are intended to clarify that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. The guidance in paragraph 310-20-35-33 relates to amortization of premiums on individual callable debt securities and the period over which the premium shall be amortized in relation to the date the security is callable. For public business entities, the amendments in this Update became effective for fiscal years beginning after December 15, 2020, and interim periods within those years. The Company’s adoption of this Update did not have a material impact on its financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this Update clarify the interaction of the accounting for equity securities under Topic 321 and investments under the equity method of accounting in Topic 323, as well as the accounting for certain forward contracts and purchased options accounted for under Topic 815. The amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments within this Update also clarify that when applying the guidance in paragraph 815-10-15-141(a) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825. An entity also would evaluate the remaining characteristics in paragraph 815-10-15-141 to determine the accounting for those forward contracts and purchased options. The amendments within this Update became effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company’s adoption of this Update did not have a material impact on its financial statements.

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

The amendments included in this update also require the following:

(1) Requiring that an entity recognize a franchise tax by (i) accounting for the amount based on income under ASC 740 and (ii) accounting for any residual amount as a non-income-based tax.
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

The amendments within this Update became effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company’s adoption of this Update did not have a material impact on its financial statements.

Recent Accounting Guidance Not Yet Effective

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). The amendments included in this Update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the worldwide transition to new reference rates (commonly referred to as the “discounting transition”).

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

Note 3 – Significant Accounting Policies

Our accounting policies are described in Note 1. Description of Business and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2020 Form 10-K. Select policies have been reiterated below that have a particular affiliation to our interim financial statements.

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

Goodwill and Other Intangible Assets. Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized, but are tested for impairment at least annually or more frequently if events and circumstances lead management to believe the value of goodwill may be impaired. Impairment testing is performed at the reporting unit level, which is considered the Company level as management has identified the Company is its sole reporting unit as of March 31, 2021. Management’s assessment of goodwill is performed in accordance with ASC 350-20 - Intangibles - Goodwill and Other - Goodwill, which allows the Company to first perform a qualitative assessment of goodwill to determine if it is more likely than not the fair value of the Company’s equity is below its carrying value. However, GAAP also allows the Company, at its option, to unconditionally forego the qualitative assessment and proceed directly to a quantitative assessment. When performing a qualitative assessment of goodwill, should the results of such analysis indicate it is more likely than not the fair value of the Company’s equity is below its carrying value, the Company then performs the quantitative assessment of goodwill to determine the fair value of the reporting unit and compares it to its carrying value. If the fair value of the reporting unit is below its carrying value, the Company would then recognize the amount of impairment as the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the total amount of goodwill allocated to the reporting unit. Impairment losses are recorded as a charge to noninterest expense.

Other intangible assets consist of core deposit intangible (“CDI”) and customer relationship intangible assets arising from whole bank acquisitions, and are amortized on either an accelerated basis, reflecting the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, or on a straight-line amortization method over their estimated useful lives, which range from 6 to 11 years.

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

Liabilities to make lease payments and right-of-use assets are determined based on the total contractual base rents for each lease, discounted at the rate implicit in the lease or at the Company’s estimated incremental borrowing rate if the rate is not implicit in the lease. The Company measures future base rents based on the minimum payments specified in the lease agreement, giving consideration for periodic contractual rent increases which are based on an escalation rate or a specified index. When future rent payments are based on an index, the Company uses the index rate observed at the time of lease commencement to measure future lease payments. Liabilities to make lease payments are accounted for using the interest method, which are reduced by periodic rent payments, net of interest accretion. Right-of-use assets for finance leases are amortized on a straight-line basis over the term of the lease, while right-of-use assets for operating leases are amortized over the term of the lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion on the related liability to make lease payments. Expense recognition for finance leases is representative of the sum of periodic amortization of the associated right-of-use asset as well as the periodic interest accretion on the liability to make lease payments. Expense recognition for operating leases is recorded on a straight-line basis. As of March 31, 2021, all of the Company’s leases were classified as either operating leases or short-term leases.

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

Expectations of future cash flows are discounted at the loan’s effective interest rate. The resulting ACL represents the amount by which the loan’s amortized cost exceeds the net present value of a loan’s discounted cash flows. The ACL is recorded through a charge to provision for credit losses and is reduced by charge-offs, net of recoveries on loans previously charged-off. It is the Company’s policy to charge-off loan balances at the time they have been deemed uncollectible. Please also see Note 7 - Allowance for Credit Losses, of these consolidated financial statements for additional discussion concerning the Company’s ACL methodology.

The Company’s ACL model also includes adjustments for qualitative factors, where appropriate. Since historical information (such as historical net losses and economic cycles) may not always, by itself, provide a sufficient basis for determining future expected credit losses, the Company periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not limited to factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through backtesting, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL.

The Company has a credit portfolio review process designed to detect problem loans. Problem loans are typically those of a substandard or worse internal risk grade, and may consist of loans on nonaccrual status, troubled debt restructurings (“TDRs”), loans where the likelihood of foreclosure on underlying collateral has increased, collateral dependent loans and other loans where concern or doubt over the ultimate collectability of all contractual amounts due has become elevated. Such loans may, in the opinion of management, be deemed to no longer possess risk characteristics similar to other loans in the loan portfolio, and as such may require individual evaluation to determine an appropriate ACL for the loan. When a loan is individually evaluated, the Company typically measures the expected credit loss for the loan based on a discounted cash flow approach, unless the loan has been deemed collateral dependent. Collateral dependent loans are loans where the repayment of the loan is expected to come from the operation of and/or eventual liquidation of the underlying collateral. The ACL for collateral dependent loans is determined using estimates for the expected fair value of the underlying collateral, less costs to sell.

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

At March 31, 2021, the Company had the following detailed segmentation on classes of loans:

Investor Loans Secured by Real Estate:

•Commercial real estate non-owner-occupied - Commercial real estate (“CRE”) non-owner-occupied includes loans for which the Company holds real property as collateral, but where the borrower does not occupy the underlying property. The primary risks associated with these loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral, significant increases in interest rates, changes in market rents, and vacancy of the underlying property, any of which may make the real estate loan unprofitable to the borrower. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.

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

•Small Business Administration (“SBA”) - We are approved to originate loans under the SBA’s Preferred Lenders Program (“PLP”). The PLP lending status affords us a higher level of delegated credit autonomy, translating to a significantly shorter turnaround time from application to funding, which is critical to our marketing efforts. We originate loans nationwide under the SBA’s 7(a), SBAExpress, International Trade, and 504(a) loan programs, in conformity with SBA underwriting and documentation standards. SBA loans are similar to commercial business loans, but have additional credit enhancement provided by the U.S. Small Business Administration, for up to 85% of the loan amount for loans up to $150,000 and 75% of the loan amount for loans of more than $150,000. The Company originates SBA loans with the intent to sell the guaranteed portion into the secondary market on a quarterly basis. Certain loans classified as SBA are secured by commercial real estate property. SBA loans secured by hotels are included in the segment investor loans secured by real estate, and SBA loans secured by all other forms of real estate are included in the business loans secured by real estate segment. All other SBA loans are included in the commercial loans segment below, and are secured by business assets.

Commercial Loans:

•Commercial and industrial (including franchise commercial loans) (“C&I”) - Loans to businesses, secured by business assets including inventory, receivables, and machinery and equipment. Loan types includes revolving lines or credit, term loans, seasonal loans, and loans secured by liquid collateral such as cash deposits or marketable securities. Franchise credit facilities not secured by real estate and Home Owners’ Association (“HOA”) credit facilities are included in C&I loans. We also issue letters of credit on behalf of our customers. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.

Retail Loans:

•One-to-four family - Although we do not originate, we have acquired first lien single family loans through bank acquisitions. The primary risks of one-to-four family loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral, and significant increases in interest rates, which may make loans unprofitable to the borrower.

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

Troubled Debt Restructurings (“TDRs”). From time to time, the Company makes modifications to certain loans when a borrower is experiencing financial difficulty. These modifications are made to alleviate temporary impairments in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. Modifications typically include: changes in the amortization terms of the loan, reductions in interest rates, acceptance of interest only payments, and, in limited cases, reductions to the outstanding loan balance. Such loans are typically placed on nonaccrual status and are returned to accrual status when all contractual amounts past due have been brought current, the loan has performed under the modified terms of the loan agreement for a period of at least six months, and the ultimate collectability of all contractual amounts due under the modified terms of the loan agreement is no longer in doubt. The Company typically measures the ACL for TDRs on an individual basis when the loans are deemed to no longer share similar risk characteristics with other loans in the portfolio. The determination of the ACL for TDRs is based on a discounted cash flow approach for both those measured collectively and individually, unless the loan is deemed collateral dependent, which requires measurement of the ACL based on the fair value of the collateral less cost to sell.

The CARES Act, signed into law on March 27, 2020, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Consolidated Appropriations Act (“CAA”), signed into law on December 27, 2020, extends the applicable period to include modification to loans held by financial institutions executed between March 1, 2020 and the earlier of (i) January 1, 2022, or (ii) 60 days after the date of termination of the COVID-19 national emergency. The Company has elected to apply this guidance to qualifying loan modifications. For such modifications, in the form of payment deferrals, the delinquency status will not advance and loans that were accruing at the time that the relief is provided will generally not be placed on nonaccrual status during the deferral period. Interest income will continue to be recognized over the contractual life of the loan. However, the Company, through its credit portfolio management activities, has continued to monitor facts and circumstances associated with the underlying credit quality of loans modified under the provisions of the

CARES Act in an effort to identify any loans where the accrual of interest during the modification period is no longer appropriate. In such cases, the Company ceases the accrual of interest and all previously accrued and uncollected interest is promptly reversed against current period interest income. For additional information, see Note 6 - Loans Held for Investment.

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

Acquired loans that are classified as PCD are acquired at fair value, which includes any resulting discounts or premiums. Discounts and premiums are accreted or amortized into interest income over the remaining life of the loan using the interest method. Unlike non-PCD loans, the initial ACL for PCD loans is established through an adjustment to the acquired loan balance and not through a charge to the provision for credit losses in the period in which the loans were acquired. The ACL for PCD loans is determined with the use of the Company’s ACL methodology. Characteristics of PCD loans include: delinquency, downgrade in credit quality since origination, loans on nonaccrual status, and/or other factors the Company may become aware of through its initial analysis of acquired loans that may indicate there has been more than insignificant deterioration in credit quality since a loan’s origination. In connection with the Opus acquisition on June 1, 2020, the Company acquired PCD loans with an aggregate fair value of approximately $841.2 million, and recorded an ACL of approximately $21.2 million, which was added to the amortized cost of the loans on the date of acquisition.

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

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

The Corporation issued 34,407,403 shares, net of 165,136 shares for tax withholding from Opus equity award holders, of the Corporation’s common stock valued at $21.62 per share, which was the closing price of the Corporation’s common stock on May 29, 2020, the last trading day prior to the consummation of the acquisition, and paid cash in lieu of fractional shares. The Corporation assumed Opus’s warrants and options, which represented the issuance of up to approximately 406,778 and 9,538 additional shares of the Corporation’s common stock, valued at approximately $1.8 million and $46,000, respectively, and issued substitute restricted stock units in an aggregate amount of $328,000. The value of the total transaction consideration paid amounted to approximately $749.6 million. The Opus warrants assumed by the Corporation expired unexercised as of September 30, 2020 and no longer remain outstanding. The Opus options assumed by the Corporation were fully exercised during the third quarter of 2020.

May 29, 2020
Merger consideration	(Dollars in thousands)
Value of stock consideration paid to shareholders	$747,458
Cash paid in lieu of fractional shares	2
Value of restricted stock awards	328
Value of options and warrants (1)	1,817
Total merger consideration	$749,605
______________________________
(1) The Opus warrants assumed by the Corporation expired unexercised on September 30, 2020 and no longer remain outstanding. The Opus options assumed by the Corporation were fully exercised during the third quarter of 2020.

CDI of $16.1 million, customer relationship intangible of $3.2 million, and goodwill of $91.9 million were recognized as a result of the acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill recognized in this transaction is not deductible for income tax purposes.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed of Opus as of June 1, 2020 under the acquisition method of accounting, net of purchase accounting adjustments:

Identifiable net assets acquired, at fair value	June 1, 2020
(Dollars in thousands)
Assets acquired
Cash and cash equivalents	$937,102
Interest bearing time deposits with financial institutions	137
Investment securities	829,891
Loans	5,809,451
Allowance for credit losses	(21,242)
Premises and equipment	22,121
Intangible assets	19,267
Deferred tax assets	44,835
Other assets	368,837
Total assets acquired	$8,010,399
Liabilities assumed
Deposits	$6,915,990
FHLB advances and other borrowings	213,491
Subordinated debt	138,653
Other liabilities	84,542
Total liabilities assumed	7,352,676
Total fair value of identifiable net assets	657,723
Total merger consideration	749,605
Goodwill recognized	$91,882

The Company accounted for this transaction under the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires purchased assets and liabilities assumed and consideration exchanged to be recorded at their respective estimated fair values at the date of acquisition. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions at the time of the acquisition, and other future events that are highly subjective in nature and subject to refinement for up to one year after the closing date of acquisition as additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. Since the acquisition, the Company has made a net adjustment of $962,000 related to loans, deferred tax assets, other assets, and other liabilities.

As of March 31, 2021, the final purchase price remains subject to final adjustments and fair value measurements remain preliminary due to the timing of the acquisition. The Company continues to review information relating to events or circumstances existing at the acquisition date and expects to finalize its analysis of the acquired assets and assumed liabilities not later than one year after the acquisition. Management anticipates that this review could result in adjustments to the acquisition date valuation amounts presented herein but does not anticipate that these adjustments, if any, would be material.

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

Customer relationship intangible

PENSCO operated as the legal trustee for its clients to provide recurring trust services over the life of client’s trust, and as a custodian for certain accounts that do not qualify as individual retirement accounts pursuant to the Internal Revenue Code. PENSCO could separately identify each of its customer relationships through the trustee agreement between each customer and PENSCO, as well as account-level specific information, and has a history and pattern of conducting business with them as their legal trustee. In the event that PENSCO (or its successor trust division within the Bank) were to merge, reorganize, get acquired, or change its name, the surviving entity will become the trustee or custodian of the IRAs provided that the surviving entity is authorized to serve in that capacity pursuant to the Internal Revenue Code. Accordingly, such PENSCO client relationships met the contractual or other legal rights criterion for identification as a recognizable intangible asset separate from goodwill. The fair value of the customer relationship intangible asset was determined through the use of an excess earnings model associated with the expected fee income associated with underlying client relationships.

Fixed maturity deposits

In determining the fair value of certificates of deposit, the cash flows of the contractual interest payments during the specific period of the certificates of deposit and scheduled principal payout were discounted to present value at market-based interest rates.

FHLB advances

The fair value of fixed rate Federal Home Loan Bank of San Francisco (“FHLB”) advances was determined using a discounted cash flow approach. The cash flows of the advances were projected based on scheduled payments of the fixed rate advances, factoring in prepayment fees. The cash flows were then discounted to present value using the FHLB rates as of May 29, 2020.

Subordinated debt

The fair value of subordinated debt was determined by using a discounted cash flow method using a market participant discount rate for similar instruments.

The Company incurred $5,000 of expenses in connection with the Opus acquisition during the three months ended March 31, 2021 compared with $1.7 million during the three months ended March 31, 2020. Merger-related expenses are included in other expense in the Company's consolidated statements of income.

The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the three months ended March 31, 2021 and 2020 as if Opus had been acquired on January 1, 2020. This unaudited pro forma information combines the historical results of Opus with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value, cost savings, or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented, and the differences could be significant.

	Three Months Ended
	March 31, 2021	March 31, 2020
	(Dollar in thousands, except per share data)
Net interest and other income	$185,392	$197,117
Net income	68,668	43,128
Basic earnings per share	0.73	0.47
Diluted earnings per share	0.72	0.47

Note 5 – Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$30,144	$1,919	$—	$32,063
Agency	660,582	12,956	(10,379)	663,159
Corporate	360,617	2,128	(4,911)	357,834
Municipal bonds	1,432,169	22,287	(32,394)	1,422,062
Collateralized mortgage obligations	514,250	431	(5,710)	508,971
Mortgage-backed securities	880,903	9,309	(16,964)	873,248
Total investment securities available-for-sale	3,878,665	49,030	(70,358)	3,857,337
Investment securities held-to-maturity:
Mortgage-backed securities	20,353	1,073	—	21,426
Other	1,578	—	—	1,578
Total investment securities held-to-maturity	21,931	1,073	—	23,004
Total investment securities	$3,900,596	$50,103	$(70,358)	$3,880,341

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$30,153	$2,380	$—	$32,533
Agency	666,702	24,292	(608)	690,386
Corporate	412,223	3,591	(506)	415,308
Municipal bonds	1,412,012	37,260	(3,253)	1,446,019
Collateralized mortgage obligations	513,259	819	(712)	513,366
Mortgage-backed securities	812,384	21,662	(543)	833,503
Total investment securities available-for-sale	3,846,733	90,004	(5,622)	3,931,115
Investment securities held-to-maturity:
Mortgage-backed securities	22,124	1,281	—	23,405
Other	1,608	—	—	1,608
Total investment securities held-to-maturity	23,732	1,281	—	25,013
Total investment securities	$3,870,465	$91,285	$(5,622)	$3,956,128

Unrealized gains and losses on investment securities available-for-sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At March 31, 2021, the Company had accumulated other comprehensive loss of $21.3 million, or $15.2 million net of tax, compared to an accumulated other comprehensive income of $84.4 million, or $60.3 million net of tax, at December 31, 2020.

At March 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

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

As of March 31, 2021, the Company has not recorded credit losses on certain available-for-sale securities that were in an unrealized loss position due to the high quality of the investments, with investment grade ratings, and many of them are issued by U.S. government agencies. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company performed a qualitative assessment of these investments as of March 31, 2021, and does not believe the declines in fair value are credit related. There was no provision for credit losses recognized for investment securities during the three months ended March 31, 2021, December 31, 2020, and March 31, 2020.

At March 31, 2021 and December 31, 2020, there were no available-for-sale or held-to-maturity securities in nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. At March 31, 2021 and December 31, 2020, there were no securities purchased with deterioration in credit quality since their origination. At March 31, 2021 and December 31, 2020, there were no collateral dependent available-for-sale or held-to-maturity securities.

The table below shows the number, fair value, and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	March 31, 2021
	Less than 12 Months			12 Months or Longer			Total
	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Agency	28	$389,387	$(10,094)	9	$9,947	$(285)	37	$399,334	$(10,379)
Corporate	18	152,134	(4,911)	—	—	—	18	152,134	(4,911)
Municipal bonds	173	921,332	(32,394)	—	—	—	173	921,332	(32,394)
Collateralized mortgage obligations	32	309,975	(5,708)	1	388	(2)	33	310,363	(5,710)
Mortgage-backed securities.	70	671,400	(16,964)	—	—	—	70	671,400	(16,964)
Total investment securities available-for-sale	321	$2,444,228	$(70,071)	10	$10,335	$(287)	331	$2,454,563	$(70,358)

	December 31, 2020
	Less than 12 Months			12 Months or Longer			Total
	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Agency	4	$74,194	$(307)	9	$10,434	$(301)	13	$84,628	$(608)
Corporate	9	71,226	(506)	—	—	—	9	71,226	(506)
Municipal bonds	56	312,894	(3,253)	—	—	—	56	312,894	(3,253)
Collateralized mortgage obligations	21	215,603	(710)	1	431	(2)	22	216,034	(712)
Mortgage-backed securities	16	139,071	(543)	—	—	—	16	139,071	(543)
Total investment securities available-for-sale	106	$812,988	$(5,319)	10	$10,865	$(303)	116	$823,853	$(5,622)

The amortized cost and estimated fair value of investment securities at March 31, 2021, by contractual maturity, are shown in the table below.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$—	$—	$30,144	$32,063	$—	$—	$—	$—	$30,144	$32,063
Agency	—	—	322,038	325,584	251,286	252,084	87,258	85,491	660,582	663,159
Corporate	94,711	94,917	9,683	9,645	218,847	218,536	37,376	34,736	360,617	357,834
Municipal bonds	11,286	11,286	4,622	4,912	36,182	38,652	1,380,079	1,367,212	1,432,169	1,422,062
Collateralized mortgage obligations	—	—	27,394	27,373	211,472	207,662	275,384	273,936	514,250	508,971
Mortgage-backed securities	—	—	2,144	2,283	190,923	195,067	687,836	675,898	880,903	873,248
Total investment securities available-for-sale	105,997	106,203	396,025	401,860	908,710	912,001	2,467,933	2,437,273	3,878,665	3,857,337
Investment securities held-to-maturity:
Mortgage-backed securities	—	—	—	—	—	—	20,353	21,426	20,353	21,426
Other	—	—	—	—	—	—	1,578	1,578	1,578	1,578
Total investment securities held-to-maturity	—	—	—	—	—	—	21,931	23,004	21,931	23,004
Total investment securities	$105,997	$106,203	$396,025	$401,860	$908,710	$912,001	$2,489,864	$2,460,277	$3,900,596	$3,880,341

During the three months ended March 31, 2021, December 31, 2020, and March 31, 2020, the Company recognized gross gains on sales of available-for-sale securities in the amount of $4.2 million, $5.3 million, and $8.0 million, respectively. During the three months ended March 31, 2021, December 31, 2020, and March 31, 2020, the Company recognized gross losses on sales of available-for-sale securities in the amount of $191,000, $285,000, and $204,000, respectively. The Company had net proceeds from the sales of available-for-sale securities of $179.4 million, $207.6 million, and $97.9 million, during the three months ended March 31, 2021, December 31, 2020, and March 31, 2020, respectively.

Investment securities with carrying values of $128.1 million and $147.3 million as of March 31, 2021 and December 31, 2020, respectively, were pledged to secure public deposits, other borrowings, and for other purposes as required or permitted by law.

FHLB, FRB, and Other Stock

The Company’s equity securities primarily consist of FHLB and Federal Reserve Bank of San Francisco (“FRB”) stock, which are considered restricted securities and held as a condition of membership of the FHLB and the Board of Governors of the Federal Reserve System. These equity securities without readily determinable fair values are carried at cost less impairment. At March 31, 2021, the Company had $17.3 million in FHLB stock, $74.5 million in FRB stock and $26.1 million in other stock, all carried at cost. During the three months ended March 31, 2021, December 31, 2020, and March 31, 2020, the FHLB did not repurchase any of the Company’s excess FHLB stock through its stock repurchase program.

The Company evaluates its investments in FHLB, FRB, and other stock for impairment periodically, including their capital adequacy and overall financial condition. No impairment losses have been recorded through March 31, 2021.

Allowance for Credit Losses on Investment Securities

The Company accounts for credit losses on debt securities in accordance with ASC 326, which requires the Company to record an ACL on held-to-maturity investment securities at the time of purchase or acquisition. The ACL for held-to-maturity investment securities represents the Company’s current estimate of expected credit losses that may be incurred over the life of the investment. An ACL on available-for-sale investment securities is recorded when the fair value of the investment is below its amortized cost and the decline in fair value has been deemed to be credit related through the Company’s qualitative assessment. Non-credit related declines in fair value of available-for-sale investment securities are not recorded through an ACL, but rather recorded as an adjustment to accumulated other comprehensive income, net of tax. The Company determines credit losses on both available-for-sale and held-to-maturity investment securities through the use of a discounted cash flow approach using the security’s effective interest rate. The ACL is measured as the amount by which an investment security’s amortized cost exceeds the net present value of expected future cash flows. However, the amount of credit losses for available-for-sale investment securities is limited to the amount of a security’s unrealized loss. The ACL is established through a charge to provision for credit losses in current period earnings.

The Company did not record an ACL for available-for-sale or held-to-maturity investment securities during the three months ended March 31, 2021, December 31, 2020, and March 31, 2020. For available-for-sale securities where estimated fair value was below amortized cost, such declines were deemed non-credit related and recorded as an adjustment to accumulated other comprehensive income, net of tax. Non-credit related decline in fair value of available-for-sale investment securities can be attributed to changes in interest rates and other market related factors. The Company did not record an ACL for held-to maturity securities during the three months ended March 31, 2021, December 31, 2020, and March 31, 2020 because the likelihood of non-repayment is remote.

The following table summarizes the Company’s investment securities portfolio by Moody’s external rating equivalent and by vintage as of March 31, 2021:

	Vintage
	2021	2020	2019	2018	2017	Prior	Total
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury
Aaa - Aa3	$—	$—	$—	$21,510	$10,553	$—	$32,063
Agency
Aaa - Aa3	—	352,414	73,090	151,364	9,075	77,216	663,159
Corporate debt
A1 - A3	—	56,760	—	—	—	93,295	150,055
Baa1 - Baa3	—	98,707	69,231	—	17,919	21,922	207,779
Municipal bonds
Aaa - Aa3	11,286	994,512	285,174	32,304	59,458	35,689	1,418,423
A1 - A3	—	—	—	—	—	2,313	2,313
Baa1 - Baa3	—	—	—	—	—	1,326	1,326
Collateralized mortgage obligations
Aaa - Aa3	17,334	241,843	93,697	25,311	14,634	116,152	508,971
Mortgage-backed securities
Aaa - Aa3	185,205	458,327	109,257	13,155	47,529	59,775	873,248
Total investment securities available-for-sale	213,825	2,202,563	630,449	243,644	159,168	407,688	3,857,337
Investment securities held-to-maturity:
Mortgage-backed securities
Aaa - Aa3	—	—	—	5,822	5,186	9,345	20,353
Other
Baa1 - Baa3	—	—	—	617	—	961	1,578
Total investment securities held-to-maturity	—	—	—	6,439	5,186	10,306	21,931
Total investment securities	$213,825	$2,202,563	$630,449	$250,083	$164,354	$417,994	$3,879,268

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

Retail loans include single family residential and consumer loans. Single family residential includes home equity lines of credit, as well as second trust deeds.

The following table presents the composition of the loan portfolio for the periods indicated:

	March 31,	December 31,
	2021	2020
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$2,729,785	$2,675,085
Multifamily	5,309,592	5,171,356
Construction and land	316,458	321,993
SBA secured by real estate	56,381	57,331
Total investor loans secured by real estate	8,412,216	8,225,765
Business loans secured by real estate
CRE owner-occupied	2,029,984	2,114,050
Franchise real estate secured	340,805	347,932
SBA secured by real estate	73,967	79,595
Total business loans secured by real estate	2,444,756	2,541,577
Commercial loans
Commercial and industrial	1,656,098	1,768,834
Franchise non-real estate secured	399,041	444,797
SBA non-real estate secured	14,908	15,957
Total commercial loans	2,070,047	2,229,588
Retail loans
Single family residential	184,049	232,574
Consumer	6,324	6,929
Total retail loans	190,373	239,503
Gross loans held for investment (1)	13,117,392	13,236,433
Allowance for credit losses for loans held for investment	(266,999)	(268,018)
Loans held for investment, net	$12,850,393	$12,968,415

Loans held for sale, at lower of cost or fair value	$7,311	$601
______________________________
(1) Includes unaccreted fair value net purchase discounts of $103.9 million and $113.8 million as of March 31, 2021 and December 31, 2020, respectively.

Loans Serviced for Others and Loan Securitization

The Company generally retains the servicing rights of the guaranteed portion of SBA loans sold, for which the Company records a servicing asset at fair value within its other assets category. Servicing assets are subsequently measured using the amortization method and amortized to noninterest income. Servicing assets are evaluated for impairment based on the fair value of the assets as compared to carrying amount. At March 31, 2021 and December 31, 2020, the servicing asset totaled $4.6 million and $5.3 million, respectively, and was included in other assets in the Company’s consolidated statement of financial condition. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. At March 31, 2021 and December 31, 2020, the Company determined that no valuation allowance was necessary.

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

To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse Freddie Mac for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date of December 23, 2016. The liability recorded for Company’s exposure to the reimbursement agreement with Freddie Mac was $448,000 as of March 31, 2021 and December 31, 2020.

Loans sold and serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans and participations serviced for others were $637.4 million at March 31, 2021 and $686.0 million at December 31, 2020. Included within the balances were loans transferred through securitization with Freddie Mac of $95.5 million and SBA participations serviced for others of $398.2 million at March 31, 2021, and loans transferred through securitization with Freddie Mac of $99.4 million and SBA participations serviced for others of $421.7 million at December 31, 2020.

Concentration of Credit Risk

As of March 31, 2021, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located predominately in California. The Company’s loan portfolio contains concentrations of credit in multifamily real estate, commercial non-owner-occupied real estate, commercial owner-occupied real estate loans, and commercial and industrial business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and diversifies its loan portfolio through loan originations, purchases, and sales to meet approved concentration levels. While management believes that the collateral presently securing these loans is adequate, there can be no assurances that a significant deterioration in the California real estate market or economy would not expose the Company to significantly greater credit risk.

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus and likewise in excess of 15% of the Bank’s unimpaired capital plus surplus for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $812.9 million for secured loans and $487.8 million for unsecured loans at March 31, 2021. In order to manage concentration risk, the Bank maintains a house lending limit well below these statutory maximums. At March 31, 2021, the Bank’s largest aggregate outstanding balance of loans to one borrower was $184.2 million secured by multifamily properties.

Credit Quality and Credit Risk Management

The Company’s credit quality and credit risk are controlled in two areas. The first is the loan origination process, wherein the Bank underwrites credit and chooses which types and levels of risk it is willing to accept. The Company maintains a credit policy which addresses many related topics, sets forth maximum tolerances for key elements of loan risk, and indicates appropriate protocols for identifying and analyzing these risk elements. The policy sets forth specific guidelines for analyzing each of the loan products the Company offers from both an individual and portfolio-wide basis. The credit policy is reviewed annually by the Bank Board. The Bank’s underwriters ensure all key risk factors are analyzed with nearly all underwriting including a global cash flow analysis of the prospective borrowers.

The second area is in the ongoing oversight of the loan portfolio, where existing credit risk is measured and monitored, and where performance issues are dealt with in a timely and appropriate fashion. Credit risk is monitored and managed within the loan portfolio by the Company’s portfolio managers based on both the credit policy and a credit and portfolio review policy. This latter policy requires a program of financial data collection and analysis, thorough loan reviews, property and/or business inspections, monitoring of portfolio concentrations and trends, and incorporation of current business and economic conditions. The portfolio managers also monitor asset-based lines of credit, loan covenants, and other conditions associated with the Company’s business loans as a means to help identify potential credit risk. Most individual loans, excluding the homogeneous loan portfolio, are reviewed at least annually, including the assignment or confirmation of a risk grade

Risk grades are based on a six-grade Pass scale, along with Special Mention, Substandard, Doubtful, and Loss classifications, as such classifications are defined by the regulatory agencies. The assignment of risk grades allows the Company to, among other things, identify the risk associated with each credit in the portfolio and to provide a basis for estimating credit losses inherent in the portfolio. Risk grades are reviewed regularly with the Company’s Credit and Portfolio Review Committee, and the portfolio management and risk grading process is reviewed on an ongoing basis by an independent loan review function, as well as by regulatory agencies during scheduled examinations.

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

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as of March 31, 2021:

	Term Loans by Vintage
	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
March 31, 2021	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$124,225	$272,001	$501,036	$482,052	$278,439	$972,783	$10,779	$—	$2,641,315
Special mention	—	—	2,004	8,619	438	43,694	—	—	54,755
Substandard	—	—	25,740	1,856	—	5,571	548	—	33,715
Multifamily
Pass	405,022	1,005,928	1,626,859	791,365	629,525	834,458	1,426	—	5,294,583
Special mention	—	—	1,755	2,629	—	9,294	—	—	13,678
Substandard	—	—	—	—	559	772	—	—	1,331
Construction and land
Pass	12,496	76,486	133,997	53,795	12,264	26,377	1,043	—	316,458
SBA secured by real estate
Pass	—	—	7,409	8,991	15,383	12,485	—	—	44,268
Special mention	—	498	1,033	1,161	1,002	1,124	—	—	4,818
Substandard	—	—	1,168	2,365	1,091	2,671	—	—	7,295
Total investor loans secured by real estate	541,743	1,354,913	2,301,001	1,352,833	938,701	1,909,229	13,796	—	8,412,216
Business loans secured by real estate
CRE owner-occupied
Pass	108,753	283,401	373,667	280,703	304,938	638,844	8,946	—	1,999,252
Special mention	—	2,190	—	3,792	3,045	4,319	—	—	13,346
Substandard	—	—	—	4,143	5,884	7,109	250	—	17,386
Franchise real estate secured
Pass	23,192	43,635	71,269	62,905	81,819	52,837	—	—	335,657
Special mention	—	878	1,650	2,620	—	—	—	—	5,148
SBA secured by real estate
Pass	510	3,237	7,587	12,262	13,155	27,937	—	—	64,688
Special mention	—	—	—	1,186	—	1,175	—	—	2,361
Substandard	—	—	—	161	2,111	4,646	—	—	6,918
Total loans secured by business real estate	132,455	333,341	454,173	367,772	410,952	736,867	9,196	—	2,444,756

	Term Loans by Vintage
	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
March 31, 2021	(Dollars in thousands)
Commercial Loans
Commercial and industrial
Pass	62,622	112,135	272,585	142,706	195,658	112,930	694,022	1,699	1,594,357
Special mention	—	655	—	2,219	177	1,460	16,377	—	20,888
Substandard	—	1,389	2,936	3,619	218	3,622	29,069	—	40,853
Franchise non-real estate secured
Pass	15,398	27,216	138,064	86,988	43,294	50,126	1,361	—	362,447
Special mention	—	—	7,028	1,984	216	2,605	—	—	11,833
Substandard	—	—	2,071	3,637	18,181	872	—	—	24,761
SBA non-real estate secured
Pass	72	422	2,212	1,511	2,816	4,337	—	—	11,370
Special mention	—	—	—	—	1,456	—	—	—	1,456
Substandard	—	—	81	353	270	686	692	—	2,082
Total commercial loans	78,092	141,817	424,977	243,017	262,286	176,638	741,521	1,699	2,070,047
Retail Loans
Single family residential
Pass	6,582	7,624	4,349	10,708	11,169	120,675	22,662	—	183,769
Substandard	—	—	—	—	—	280	—	—	280
Consumer loans
Pass	2	47	101	35	22	3,998	2,073	—	6,278
Substandard	—	—	7	—	—	39	—	—	46
Total retail loans	6,584	7,671	4,457	10,743	11,191	124,992	24,735	—	190,373
Totals gross loans	$758,874	$1,837,742	$3,184,608	$1,974,365	$1,623,130	$2,947,726	$789,248	$1,699	$13,117,392

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as of December 31, 2020:

	Term Loans by Vintage
	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2020	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$265,901	$541,994	$440,351	$287,580	$279,238	$791,477	$11,114	$—	$2,617,655
Special mention	—	—	6,669	437	2,516	29,738	—	—	39,360
Substandard	—	9,732	2,045	—	516	5,218	559	—	18,070
Multifamily
Pass	1,027,644	1,677,716	899,123	665,939	354,859	531,287	420	—	5,156,988
Special mention	—	1,758	2,630	—	8,649	—	—	—	13,037
Substandard	—	—	—	559	772	—	—	—	1,331
Construction and land
Pass	57,309	144,759	73,313	18,625	20,531	6,672	784	—	321,993
SBA secured by real estate
Pass	—	8,306	9,029	13,418	6,305	7,696	—	—	44,754
Special mention	496	1,032	1,159	1,000	373	306	—	—	4,366
Substandard	—	1,220	2,959	1,091	400	2,541	—	—	8,211
Total investor loans secured by real estate	1,351,350	2,386,517	1,437,278	988,649	674,159	1,374,935	12,877	—	8,225,765
Business loans secured by real estate
CRE owner-occupied
Pass	293,324	409,758	332,672	327,475	225,098	469,704	14,268	246	2,072,545
Special mention	2,190	15,917	3,802	—	4,153	201	—	—	26,263
Substandard	—	—	3,636	4,214	1,169	5,973	250	—	15,242
Franchise real estate secured
Pass	44,413	81,438	66,241	96,999	24,673	27,020	—	—	340,784
Special mention	878	1,650	2,652	—	—	—	—	—	5,180
Substandard	—	—	—	—	1,968	—	—	—	1,968
SBA secured by real estate
Pass	3,253	7,637	12,608	16,058	8,488	23,624	—	—	71,668
Special mention	—	—	1,200	—	137	—	—	—	1,337
Substandard	—	—	184	1,987	1,376	3,043	—	—	6,590
Total loans secured by business real estate	344,058	516,400	422,995	446,733	267,062	529,565	14,518	246	2,541,577

	Term Loans by Vintage
	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2020	(Dollars in thousands)
Commercial Loans
Commercial and industrial
Pass	127,082	260,368	159,001	210,163	51,800	82,291	801,752	9,315	1,701,772
Special mention	735	—	2,331	185	1,320	243	17,890	37	22,741
Substandard	—	3,310	2,737	610	1,333	2,446	32,858	1,027	44,321
Franchise non-real estate secured
Pass	27,607	164,025	94,494	46,174	40,829	27,745	1,361	502	402,737
Special mention	—	7,267	2,037	230	480	2,321	—	—	12,335
Substandard	—	6,690	3,706	18,425	700	204	—	—	29,725
SBA non-real estate secured
Pass	407	2,257	1,558	2,674	610	4,449	—	259	12,214
Special mention	—	—	—	1,574	—	—	—	—	1,574
Substandard	—	83	357	282	340	400	707	—	2,169
Total commercial loans	155,831	444,000	266,221	280,317	97,412	120,099	854,568	11,140	2,229,588
Retail Loans
Single family residential
Pass	10,794	7,714	13,982	14,039	33,968	124,248	27,172	—	231,917
Substandard	—	—	—	—	—	657	—	—	657
Consumer loans
Pass	52	112	37	25	2	3,145	3,508	—	6,881
Substandard	—	7	—	—	—	41	—	—	48
Total retail loans	10,846	7,833	14,019	14,064	33,970	128,091	30,680	—	239,503
Totals gross loans	$1,862,085	$3,354,750	$2,140,513	$1,729,763	$1,072,603	$2,152,690	$912,643	$11,386	$13,236,433

The following tables stratify loans held for investment by delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due
	Current	30-59	60-89	90+	Total
	(Dollars in thousands)
March 31, 2021
Investor loans secured by real estate
CRE non-owner-occupied	$2,719,494	$9,743	$—	$548	$2,729,785
Multifamily	5,309,592	—	—	—	5,309,592
Construction and land	316,458	—	—	—	316,458
SBA secured by real estate	55,941	—	—	440	56,381
Total investor loans secured by real estate	8,401,485	9,743	—	988	8,412,216
Business loans secured by real estate
CRE owner-occupied	2,024,680	—	—	5,304	2,029,984
Franchise real estate secured	340,805	—	—	—	340,805
SBA secured by real estate	73,307	—	—	660	73,967
Total business loans secured by real estate	2,438,792	—	—	5,964	2,444,756
Commercial loans
Commercial and industrial	1,651,203	3,068	61	1,766	1,656,098
Franchise non-real estate secured	399,041	—	—	—	399,041
SBA not secured by real estate	13,911	305	—	692	14,908
Total commercial loans	2,064,155	3,373	61	2,458	2,070,047
Retail loans
Single family residential	184,049	—	—	—	184,049
Consumer loans	6,324	—	—	—	6,324
Total retail loans	190,373	—	—	—	190,373
Totals	$13,094,805	$13,116	$61	$9,410	$13,117,392

		Days Past Due
	Current	30-59	60-89	90+	Total Gross Loans
	(Dollars in thousands)
December 31, 2020
Investor loans secured by real estate
CRE non-owner-occupied	$2,674,328	$—	$—	$757	$2,675,085
Multifamily	5,171,355	1	—	—	5,171,356
Construction and land	321,993	—	—	—	321,993
SBA secured by real estate	56,074	—	—	1,257	57,331
Total investor loans secured by real estate	8,223,750	1	—	2,014	8,225,765
Business loans secured by real estate
CRE owner-occupied	2,108,746	—	—	5,304	2,114,050
Franchise real estate secured	347,932	—	—	—	347,932
SBA secured by real estate	78,036	486	—	1,073	79,595
Total business loans secured by real estate	2,534,714	486	—	6,377	2,541,577
Commercial loans
Commercial and industrial	1,765,451	428	57	2,898	1,768,834
Franchise non-real estate secured	444,797	—	—	—	444,797
SBA not secured by real estate	14,912	338	—	707	15,957
Total commercial loans	2,225,160	766	57	3,605	2,229,588
Retail loans
Single family residential	232,559	15	—	—	232,574
Consumer loans	6,928	1	—	—	6,929
Total retail loans	239,487	16	—	—	239,503
Totals loans	$13,223,111	$1,269	$57	$11,996	$13,236,433

Individually Evaluated Loans

Beginning on January 1, 2020, the Company evaluates loans collectively for purposes of determining the ACL in accordance with ASC 326. Collective evaluation is based on aggregating loans deemed to possess similar risk characteristics. In certain instances the Company may identify loans that it believes no longer possess risk characteristics similar to other loans in the portfolio. These loans are typically identified from a substandard or worse internal risk grade, since the specific attributes and risks associated with such loans tend to become unique as the credit deteriorates. Such loans are typically nonperforming, modified through a TDR, and/or are deemed collateral dependent, where the ultimate repayment of the loan is expected to come from the operation of or eventual sale of the collateral. Loans that are deemed by management to no longer possess risk characteristics similar to other loans in the portfolio are evaluated individually for purposes of determining an appropriate lifetime ACL. The Company uses a discounted cash flow approach, using the loan’s effective interest rate, for determining the ACL on individually evaluated loans, unless the loan is deemed collateral dependent, which requires evaluation based on the estimated fair value of the underlying collateral, less estimated costs to sell. The Company may increase or decrease the ACL for collateral dependent individually evaluated loans based on changes in the estimated expected fair value of the collateral. Changes in the ACL for all other individually evaluated loans is based substantially on the Company’s evaluation of cash flows expected to be received from such loans.

As of March 31, 2021, $38.9 million of loans were individually evaluated, and the ACL attributed to such loans totaled $688,000. At March 31, 2021, $16.9 million of individually evaluated loans were evaluated using a discounted cash flow approach and $22.0 million of individually evaluated loans were evaluated based on the underlying value of the collateral.

As of December 31, 2020, $29.2 million of loans were individually evaluated, and the ACL attributed to such loans totaled $126,000. At December 31, 2020, $15.2 million of individually evaluated loans were evaluated using a discounted cash flow approach and $14.0 million of individually evaluated loans were evaluated based on the underlying value of the collateral.

The Company had individually evaluated loans on nonaccrual status of $38.9 million and $29.2 million at March 31, 2021 and December 31, 2020, respectively.

Troubled Debt Restructurings

We sometimes modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments and, in limited cases, concessions to the outstanding loan balances. These loans are classified as TDRs. TDRs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition or cash flows. A workout plan between us and the borrower is designed to provide a bridge for borrower cash flow shortfalls in the near term. In most cases, the Company initially places TDRs on nonaccrual status, and may be returned to accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a period of at least six months, and the ultimate collectability of the total contractual restructured principal and interest in no longer in doubt. At March 31, 2021 and December 31, 2020, there were no loans modified as TDRs. During the three months ended March 31, 2021, there were no loans modified as TDRs and no TDRs that experienced payment defaults after modifications within the previous 12 months. During the three months ended March 31, 2020, one TDR of $1.3 million experienced a payment default and was placed on nonaccrual.

The CARES Act, signed into law on March 27, 2020, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. On April 7, 2020, federal bank regulators issued a joint interagency statement that allows lenders to conclude that a borrower is not experiencing financial difficulty if short-term (e.g., six months or less) modifications are made in response to the COVID-19 pandemic, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The CAA signed into law on December 27, 2020, extends the applicable period to include modification to loans held by financial institutions executed between March 1, 2020 and the earlier of (i) January 1, 2022, or (ii) 60 days after the date of termination of the COVID-19 national emergency.

For COVID-19 related loan modifications in the form of payment deferrals, the delinquency status will not advance and loans that were accruing at the time that the relief is provided will generally not be placed on nonaccrual status during the deferral period. Interest income will continue to be recognized over the contractual life of the loan. However, the Company, through its credit portfolio management activities, has continued to monitor facts and circumstances associated with the underlying credit quality of loans modified under the provisions of the CARES Act in an effort to identify any loans where the accrual of interest during the modification period is no longer appropriate. In such cases, the Company ceases the accrual of interest and all previously accrued and uncollected interest is promptly reversed against current period interest income. At March 31, 2021, there were no loans remaining within their modification period due to COVID-19 hardship under the CARES Act. Additionally, as of March 31, 2021, there were no loans in-process for potential modification. At December 31, 2020, 52 loans totaling $79.5 million, or 0.60% of loans held for investment, remained within their COVID-19 hardship modification period, of which $20.2 million of loans had migrated to the substandard risk grade. No loans were in-process for potential modification as of December 31, 2020.

Purchased Credit Deteriorated Loans

Following the adoption of ASC 326 on January 1, 2020, the Company analyzed acquired loans for more-than-insignificant deterioration in credit quality since their origination. Such loans are classified as purchased credit deteriorated loans. Please see Note 3 - Significant Accounting Policies for more information concerning the accounting for PCD loans.

The Company accounts for interest income on PCD loans using the interest method, whereby any purchase discounts or premiums are accreted or amortized into interest income as an adjustment of the loan’s yield.

Acquired loans classified as PCD are recorded at an initial amortized cost, which is comprised of the purchase price of the loans (or initial fair value) and the initial ACL determined for the loans, which is added to the purchase price of the loans, and any resulting discount or premium related to factors other than credit. Subsequent changes (favorable and unfavorable) in expected cash flows are recognized immediately in net income by adjusting the related ACL.

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

The Company typically does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the timely collection of principal or interest. However, when such loans are well secured and in the process of collection, the Company may continue accruing of interest. The Company had no loans 90 days or more past due and still accruing at March 31, 2021 and December 31, 2020. Nonaccrual loans totaled $38.9 million at March 31, 2021 and $29.2 million as of December 31, 2020. No interest income was recognized on nonaccrual loans during the three months ended March 31, 2021 and March 31, 2020.

The following tables provide a summary of nonaccrual loans as of the dates indicated:

	Nonaccrual Loans (1)
	Collateral Dependent Loans	ACL	Non-Collateral Dependent Loans	ACL	Total Nonaccrual Loans	Nonaccrual Loans with No ACL
	(Dollars in thousands)
March 31, 2021
Investor loans secured by real estate
CRE non-owner-occupied	$12,284	$—	$—	$—	$12,284	$12,284
SBA secured by real estate	440	—	—	—	440	440
Total investor loans secured by real estate	12,724	—	—	—	12,724	12,724
Business loans secured by real estate
CRE owner-occupied	6,060	—	—	—	6,060	6,060
SBA secured by real estate	727	—	—	—	727	727
Total business loans secured by real estate	6,787	—	—	—	6,787	6,787
Commercial loans
Commercial and industrial	1,767	—	3,843	688	5,610	2,132
Franchise non-real estate secured	—	—	13,082	—	13,082	13,082
SBA non-real estate secured	692	—	—	—	692	692
Total commercial loans	2,459	—	16,925	688	19,384	15,906
Retail loans
Single family residential	14	—	—	—	14	14
Total retail loans	14	—	—	—	14	14
Totals nonaccrual loans	$21,984	$—	$16,925	$688	$38,909	$35,431
______________________________
(1) The ACL for nonaccrual loans is determined based on a discounted cash flow methodology unless the loan is considered collateral dependent; otherwise, the ACL for collateral dependent nonaccrual loans is determined based on the estimated fair value of the underlying collateral.

	Nonaccrual Loans (1)
	Collateral Dependent Loans	ACL	Non-Collateral Dependent Loans	ACL	Total Nonaccrual Loans	Nonaccrual Loans with No ACL
	(Dollars in thousands)
December 31, 2020
Investor loans secured by real estate
CRE non-owner-occupied	$2,792	$—	$—	$—	$2,792	$2,792
SBA secured by real estate	1,257	—	—	—	1,257	1,257
Total investor loans secured by real estate	4,049	—	—	—	4,049	4,049
Business loans secured by real estate
CRE owner-occupied	6,083	—	—	—	6,083	6,083
SBA secured by real estate	1,143	—	—	—	1,143	1,143
Total business loans secured by real estate	7,226	—	—	—	7,226	7,226
Commercial loans
Commercial and industrial	2,040	—	1,934	126	3,974	2,733
Franchise non-real estate secured	—	—	13,238	—	13,238	13,238
SBA non-real estate secured	707	—	—	—	707	707
Total commercial loans	2,747	—	15,172	126	17,919	16,678
Retail loans
Single family residential	15	—	—	—	15	15
Total retail loans	15	—	—	—	15	15
Totals nonaccrual loans	$14,037	$—	$15,172	$126	$29,209	$27,968
______________________________
(1) The ACL for nonaccrual loans is determined based on a discounted cash flow methodology unless the loan is considered collateral dependent; otherwise, the ACL for collateral dependent nonaccrual loans is determined based on the estimated fair value of the underlying collateral.

Residential Real Estate Loans In Process of Foreclosure

The Company had no consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of March 31, 2021 or December 31, 2020.

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

The following tables summarize collateral dependent loans by collateral type as of the dates indicated:

	March 31, 2021
	Office Properties	Industrial Properties	Retail Properties	Land Properties	Hotel Properties	Residential Properties	Business Assets	Total
	(Dollars in thousands)
Investor loan secured by real estate
CRE non-owner-occupied	$—	$—	$2,542	$—	$9,742	$—	$—	$12,284
SBA secured by real estate	—	—	—	—	440	—	—	440
Total investor loans secured by real estate	—	—	2,542	—	10,182	—	—	12,724
Business loans secured by real estate
CRE owner-occupied	—	756	—	5,304	—	—	—	6,060
SBA secured by real estate	270	457	—	—	—	—	—	727
Total business loans secured by real estate	270	1,213	—	5,304	—	—	—	6,787
Commercial loans
Commercial and industrial	—	—	—	—	—	—	1,767	1,767
SBA non-real estate secured	—	—	—	—	—	—	692	692
Total commercial loans	—	—	—	—	—	—	2,459	2,459
Retail loans
Single family residential	—	—	—	—	—	14	—	14
Total retail loans	—	—	—	—	—	14	—	14
Totals collateral dependent loans	$270	$1,213	$2,542	$5,304	$10,182	$14	$2,459	$21,984

	December 31, 2020
	Office Properties	Industrial Properties	Retail Properties	Land Properties	Hotel Properties	Residential Properties	Business Assets	Total
	(Dollars in thousands)
Investor loan secured by real estate
CRE non-owner-occupied	$—	$—	$2,594	$—	$198	$—	$—	$2,792
SBA secured by real estate	—	—	—	—	1,257	—	—	1,257
Total investor loans secured by real estate	—	—	2,594	—	1,455	—	—	4,049
Business loans secured by real estate
CRE owner-occupied	—	779	—	5,304	—	—	—	6,083
SBA secured by real estate	288	757	—	—	—	98	—	1,143
Total business loans secured by real estate	288	1,536	—	5,304	—	98	—	7,226
Commercial loans
Commercial and industrial	—	—	—	—	—	—	2,040	2,040
SBA non-real estate secured	—	—	—	—	—	—	707	707
Total commercial loans	—	—	—	—	—	—	2,747	2,747
Retail loans
Single family residential	—	—	—	—	—	15	—	15
Total retail loans	—	—	—	—	—	15	—	15
Totals collateral dependent loans	$288	$1,536	$2,594	$5,304	$1,455	$113	$2,747	$14,037

Note 7 – Allowance for Credit Losses

The Company accounts for credit losses on loans and unfunded loan commitments in accordance with ASC 326 - Financial Instruments - Credit Losses, to determine the ACL. ASC 326 requires the Company to recognize estimates for lifetime credit losses on loans and unfunded loan commitments at the time of origination or acquisition. The recognition of losses at origination or acquisition represents the Company’s best estimate of the lifetime expected credit loss associated with a loan given the facts and circumstances associated with the particular loan, and involves the use of significant management judgement and estimates, which are subject to change based on management’s ongoing assessment of the credit quality of the loan portfolio and changes in economic forecasts used in the model. The Company uses a discounted cash flow model when determining estimates for the ACL for commercial real estate loans and commercial loans, which comprise the majority of the loan portfolio, and uses a historical loss rate model for retail loans. The Company also utilizes proxy loan data in its ACL model where the Company’s own historical data is not sufficiently available.

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

Loss Given Default

LGDs for commercial real estate loans are derived from a third party, using proxy loan information, and are based on loan and property level characteristics in the Company’s loan portfolio, such as: loan to values, estimated time to resolution, property size, and current and estimated future market price changes for underlying collateral. The LGD is highly dependent upon loan to value ratios, and incorporates estimates for the expense associated with managing the loan through to resolution. LGDs also incorporate an estimate for the loss severity associated with loans where the borrower fails to meet their debt obligation at maturity, such as through a balloon payment or the refinancing of the loan through another lender. External factors that have an impact on LGDs include: changes in the index for CRE pricing, GDP growth rate, unemployment rates and the Moody’s Baa rating corporate debt interest rate spread. LGDs are applied to each loan in the commercial real estate portfolio, and in conjunction with the PD, produce estimates for net cash flows not expected to be collected over the estimated term of the loan.

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

Forecasts

GAAP requires the Company to develop reasonable and supportable forecasts of future conditions, and estimate how those forecasts are expected to impact a borrower’s ability to satisfy their obligation to the Bank and the ultimate collectability of future cash flows over the life of the loan. The Company uses economic scenarios from an independent third party, Moody’s Analytics, in its estimation of a borrower’s ability to repay a loan in future periods. These scenarios are based on past events, current conditions, and the likelihood of future events occurring. These scenarios typically are comprised of: (1) a base-case scenario, (2) an upside scenario, representing slightly better economic conditions than currently experienced, and (3) a downside scenario, representing recessionary conditions. Management periodically evaluates economic scenarios and may decide that a particular economic scenario or a combination of probability-weighted economic scenarios should be used in the Company’s ACL model. The economic scenarios chosen for the model, the extent to which more than one scenario is used, and the weights that are assigned to them, are based on the Company’s estimate of the probability of each scenario occurring, which is based in part on analysis performed by an independent third-party. Economic scenarios chosen, as well as the assumptions within those scenarios, and whether to use a probability-weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events such as the ongoing COVID-19 pandemic. The Company recognizes the non-linearity of credit losses relative to economic performance and thus the Company believes consideration of and, if appropriate under the circumstances, use of multiple probability-weighted economic scenarios is appropriate in estimating credit losses over the forecast period. This approach is based on certain assumptions. The first assumption is that no single forecast of the economy, however detailed or complex, is completely accurate over a reasonable forecast time-frame, and is subject to revisions over time. By considering multiple scenario outcomes and assigning reasonable probability weightings to them, some of the uncertainty associated with a single scenario approach, the Company believes, is mitigated.

As of March 31, 2021, the Company’s ACL model used three probability-weighted scenarios representing a base-case scenario, an upside scenario, and a downside scenario. The weightings assigned to each scenario were as follows: the base-case scenario, or most likely scenario, was assigned a weighting of 40%, while the upside and downside scenarios were each assigned weightings of 30%. These economic scenarios include the current and estimated future impact associated with the ongoing COVID-19 pandemic. The Company evaluated the weightings of each economic scenario in the current period with the assistance of Moody's Analytics, and determined the current weightings of 40% for the base-case scenario, and 30% for each of the upside and downside scenarios appropriately reflect the likelihood of outcomes for each scenario given the current economic environment. The use of three probability-weighted scenarios in the first quarter of 2021 is consistent with the approach used in the Company’s ACL model during the fourth quarter of 2020.

As of March 31, 2020, and in response to the onset of the COVID-19 pandemic, the Company with the assistance of an independent third party, determined it appropriate to include an economic scenario in its ACL model that was reflective of the estimated economic effects of the pandemic, including the responses to contain the pandemic. This scenario was referred to as the critical pandemic scenario. Additionally, the Company evaluated the weightings of each economic scenario in the first quarter of 2020 with the assistance of an independent third party, and revised those weightings to levels it believed appropriate to reflect the likelihood of outcomes for each scenario given the change in economic environment during the first quarter of 2020. As such, for the three months ended March 31, 2020, the Company’s ACL model incorporated three economic scenarios comprised of: the critical pandemic scenario weighted 30%, the more severe (as compared to the critical pandemic scenario) downside scenario weighted 32.5% and the base-case scenario weighted 37.5%. These weightings were reflective of rapidly changing economic conditions, economic uncertainty and volatility in financial markets due to the onset of the COVID-19 pandemic, and the estimated likelihood that each scenario may occur as of March 31, 2020.

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

As of March 31, 2021, the Company’s ACL model incorporated the following assumptions for key economic variables in the base-case, upside and downside scenarios:

Base-case Scenario:

•CRE Price Index experiences declines throughout 2021, with the estimated annualized rate of decline slowing from approximately -13% in early 2021 to approximately -3% by the end of 2021. This scenario also assumes the CRE Price Index returns to modest levels of growth beginning in the first quarter of 2022, with the rate of growth increasing through the end of 2022.
•U.S. real GDP experiences growth within a range of 6-7% on an annualized basis throughout 2021. This scenario also assumes decelerating growth in real GDP throughout 2022, from the levels estimated for 2021. Growth in real GDP for 2022 under this scenario decelerates from approximately 7% annualized in early 2022 to approximately 2% annualized by the end of 2022.
•U.S. unemployment declining from approximately 6% in early 2021 to approximately 5% by the end of 2021. This scenario also assumes unemployment continues to decline in 2022 from approximately 5% in early 2022 to approximately 4% by the end of 2022.

Upside Scenario:

•CRE Price Index experiences a decline in first half of 2021, and then returning to growth of approximately 5% on an annualized basis during the second half of 2021.
•U.S. real GDP experiences accelerating growth within a range of 5-10% on an annualized basis throughout 2021. This scenario also assumes decelerating growth in real GDP throughout 2022, from the levels estimated for 2021. Growth in real GDP for 2022 under this scenario decelerates from approximately 10% annualized in early 2022 to approximately 1% annualized by the end of 2022.
•U.S. unemployment declining from approximately 6% in early 2021 to approximately 3% by the end of 2021. This scenario also assumes unemployment of 3% throughout all of 2022.

Downside Scenario:

•CRE Price Index experiences accelerating declines throughout 2021. Annualized declines of approximately -13% in Q1 2021 and accelerating to approximately -23% by the end of 2021. For 2022, the CRE Price Index is estimated to continue to decline through Q3 2022, before returning to growth in Q4 2022.
•U.S. real GDP experiences growth of approximately 5% in Q1 2021, followed by decreases of -3% for Q2, -2% for Q3 and -1% for Q4 of 2021. This scenario also assumes modest annualized growth in real GDP in 2022 of approximately 2-3%.
•U.S. unemployment increases throughout 2021 from approximately 6% in early 2021 to approximately 8% by the end of 2021. This scenario also assumes unemployment remains elevated in 2022 at approximately 8%.

Qualitative Adjustments

The Company recognizes that historical information used as the basis for determining future expected credit losses may not always, by themselves, provide a sufficient basis for determining future expected credit losses. The Company, therefore, periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not be limited to, factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL. As of March 31, 2021, qualitative adjustments included in the ACL totaled $8.0 million. These adjustments relate to potential limitations in the model, as well as continued uncertainty concerning the strength of the economic recovery. Management determined through additional review that certain key model drivers are potentially underestimating the impact the ongoing COVID-19 pandemic may have on certain segments and classes of the loan portfolio, such as commercial real estate, franchise real estate secured loans, and SBA hotel loans. Management reviews the need for an appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.

The following tables provides the allocation of the ACL for loans held for investment as well as the activity in the ACL attributed to various segments in the loan portfolio as of, and for the periods indicated:

	Three Months Ended March 31, 2021
	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner occupied	$49,176	$(154)	$—	$(3,477)	$45,545
Multifamily	62,534	—	—	17,281	79,815
Construction and land	12,435	—	—	828	13,263
SBA secured by real estate	5,159	(265)	—	247	5,141
Business loans secured by real estate
CRE owner-occupied	50,517	—	15	(8,938)	41,594
Franchise real estate secured	11,451	—	—	(575)	10,876
SBA secured by real estate	6,567	(98)	—	(18)	6,451
Commercial loans
Commercial and industrial	46,964	(1,279)	601	(2,913)	43,373
Franchise non-real estate secured	20,525	(156)	—	(1,466)	18,903
SBA non-real estate secured	995	—	2	(107)	890
Retail loans
Single family residential	1,204	—	—	(382)	822
Consumer loans	491	—	—	(165)	326
Totals	$268,018	$(1,952)	$618	$315	$266,999

	Three Months Ended March 31, 2020
	Beginning ACL Balance (1)	Adoption of ASC 326	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner occupied	$1,899	$8,423	$(387)	$—	$5,961	$15,896
Multifamily	729	9,174	—	—	4,819	14,722
Construction and land	4,484	(124)	—	—	4,862	9,222
SBA secured by real estate	1,915	(1,401)	—	—	421	935
Business loans secured by real estate
CRE owner-occupied	2,781	20,166	—	12	3,834	26,793
Franchise real estate secured	592	5,199	—	—	1,712	7,503
SBA secured by real estate	2,119	2,207	(315)	71	(38)	4,044
Commercial loans
Commercial and industrial	13,857	87	(490)	5	2,283	15,742
Franchise non-real estate secured	5,816	9,214	—	—	1,586	16,616
SBA non-real estate secured	445	218	(236)	4	85	516
Retail loans
Single family residential	655	541	—	—	(59)	1,137
Consumer loans	406	1,982	(8)	—	(84)	2,296
Totals	$35,698	$55,686	$(1,436)	$92	$25,382	$115,422
(1) Beginning ACL balance represents the ALLL accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the balance sheet date. The ending ACL balance is reflective of current expected credit losses, accounted for under ASC 326.

The decrease in the ACL for loans held for investment during the three months ended March 31, 2021 of $1.0 million is reflective of a $315,000 in provision for credit losses and $1.3 million in net charge-offs. The provision for credit losses for the three months ended March 31, 2021 is reflective of continued unfavorable, but improving economic conditions and forecasts used in the Company’s ACL model.

The change in the ACL for the three months ended March 31, 2020 of $79.7 million is reflective of a $55.7 million addition associated with the Company’s adoption of ASC 326 on January 1, 2020, which was recorded through a cumulative effect adjustment to retained earnings, a $25.4 million provision for credit losses on loans, and net charge-offs of $1.3 million. The provision for credit losses for the three months ended March 31, 2020 is reflective of unfavorable changes in economic forecasts used in the Company’s ACL model driven by the COVID-19 pandemic.

Allowance for Credit Losses for Off-Balance Sheet Commitments

The Company maintains an allowance for credit losses on off-balance sheet commitments related to unfunded loans and lines of credit, which is included in other liabilities of the consolidated statements of financial condition. The allowance for off-balance sheet commitments was $32.8 million at March 31, 2021 and $31.1 million at December 31, 2020. The change in the allowance for off-balance sheet commitments can be attributed to a $1.7 million in provision for credit losses during the three months ended March 31, 2021 related primarily to an increase in unfunded lines of credit in conjunction with continued unfavorable, but improving economic conditions and forecasts reflected in the Company’s CECL model.

The allowance for off-balance sheet commitments totaled $11.6 million as of March 31, 2020. The provision for credit losses attributable to unfunded loan commitments was $72,000 for the three month ended March 31, 2020.

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

The following tables present PD bands for commercial real estate and commercial loan segments of the loan portfolio as of the dates indicated.

	Commercial Real Estate Term Loans by Vintage
	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
March 31, 2021	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied
0% - 5.00%	$124,225	$244,225	$447,464	$445,435	$223,077	$927,154	$10,779	$—	$2,422,359
>5.00% - 10.00%	—	25,477	9,581	14,151	12,408	73,255	—	—	134,872
Greater than 10%	—	2,299	71,735	32,941	43,392	21,639	548	—	172,554
Multifamily
0% - 5.00%	372,435	946,666	1,564,508	763,445	611,026	812,130	1,426	—	5,071,636
>5.00% - 10.00%	32,587	5,858	51,975	17,181	6,602	17,328	—	—	131,531
Greater than 10%	—	53,404	12,131	13,368	12,456	15,066	—	—	106,425
Construction and Land
0% - 5.00%	12,496	65,447	28,996	1,425	4,081	5,139	1,043	—	118,627
>5.00% - 10.00%	—	7,462	45,561	—	3,785	71	—	—	56,879
Greater than 10%	—	3,577	59,440	52,370	4,398	21,167	—	—	140,952
SBA secured by real estate
0% - 5.00%	—	498	9,508	12,517	17,476	15,942	—	—	55,941
>5.00% - 10.00%	—	—	—	—	—	—	—	—	—
Greater than 10%	—	—	102	—	—	338	—	—	440
Total investor loans secured by real estate	541,743	1,354,913	2,301,001	1,352,833	938,701	1,909,229	13,796	—	8,412,216
Business loans secured by real estate
CRE owner-occupied
0% - 5.00%	108,753	274,558	358,652	251,081	274,570	588,999	8,946	—	1,865,559
>5.00% - 10.00%	—	11,033	15,015	31,674	30,254	51,484	—	—	139,460
Greater than 10%	—	—	—	5,883	9,043	9,789	250	—	24,965
Franchise real estate secured
0% - 5.00%	23,192	36,483	69,701	58,245	80,716	36,800	—	—	305,137
>5.00% - 10.00%	—	7,588	3,218	7,280	1,103	16,037	—	—	35,226
Greater than 10%	—	442	—	—	—	—	—	—	442
SBA secured by real estate
0% - 5.00%	510	3,237	7,517	11,357	11,448	21,384	—	—	55,453
>5.00% - 10.00%	—	—	70	905	1,694	6,502	—	—	9,171
Greater than 10%	—	—	—	1,347	2,124	5,872	—	—	9,343
Total business loans secured by real estate	132,455	333,341	454,173	367,772	410,952	736,867	9,196	—	2,444,756

	Commercial Real Estate Term Loans by Vintage
	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
March 31, 2021	(Dollars in thousands)
Commercial Loans
Commercial and industrial
0% - 5.00%	61,115	76,872	223,574	101,069	182,673	90,115	316,224	1,113	1,052,755
>5.00% - 10.00%	1,507	28,732	31,098	25,613	10,383	16,090	305,405	101	418,929
Greater than 10%	—	8,575	20,849	21,862	2,997	11,807	117,839	485	184,414
Franchise non-real estate secured
0% - 5.00%	15,398	21,160	102,790	78,320	34,932	31,020	—	—	283,620
>5.00% - 10.00%	—	6,056	35,273	8,527	8,362	18,588	—	—	76,806
Greater than 10%	—	—	9,100	5,762	18,397	3,995	1,361	—	38,615
SBA not secured by real estate
0% - 5.00%	72	422	2,212	1,021	1,299	3,230	—	—	8,256
>5.00% - 10.00%	—	—	—	490	1,518	1,102	—	—	3,110
Greater than 10%	—	—	81	353	1,725	691	692	—	3,542
Total commercial loans	$78,092	$141,817	$424,977	$243,017	$262,286	$176,638	$741,521	$1,699	$2,070,047

	Commercial Real Estate Term Loans by Vintage
	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2020	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied
0% - 5.00%	$261,885	$491,522	$431,791	$266,942	$254,527	$763,101	$11,114	$—	$2,480,882
>5.00% - 10.00%	4,016	34,360	5,794	10,558	16,961	33,734	—	—	105,423
Greater than 10%	—	25,844	11,480	10,517	10,782	29,598	559	—	88,780
Multifamily
0% - 5.00%	950,089	1,610,011	878,233	634,268	349,549	516,452	—	—	4,938,602
>5.00% - 10.00%	38,892	59,500	12,181	19,751	10,917	13,606	—	—	154,847
Greater than 10%	38,663	9,963	11,339	12,479	3,814	1,229	420	—	77,907
Construction and Land
0% - 5.00%	55,785	40,860	4,604	11,238	—	6,412	784	—	119,683
>5.00% - 10.00%	1,123	41,046	9,197	3,601	—	260	—	—	55,227
Greater than 10%	401	62,853	59,512	3,786	20,531	—	—	—	147,083
SBA secured by real estate
0% - 5.00%	496	10,400	12,558	14,497	7,078	10,032	—	—	55,061
>5.00% - 10.00%	—	—	—	1,012	—	—	—	—	1,012
Greater than 10%	—	158	589	—	—	511	—	—	1,258
Total investor loans secured by real estate	1,351,350	2,386,517	1,437,278	988,649	674,159	1,374,935	12,877	—	8,225,765

	Commercial Real Estate Term Loans by Vintage
	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2020	(Dollars in thousands)
Business loans secured by real estate
CRE owner-occupied
0% - 5.00%	286,745	367,269	274,512	295,809	202,282	422,614	10,393	246	1,859,870
>5.00% - 10.00%	8,769	42,310	60,222	28,421	23,875	44,855	3,875	—	212,327
Greater than 10%	—	16,096	5,376	7,459	4,263	8,409	250	—	41,853
Franchise real estate secured
0% - 5.00%	37,262	79,926	65,619	96,672	19,046	22,927	—	—	321,452
>5.00% - 10.00%	7,587	1,650	3,274	327	5,627	4,093	—	—	22,558
Greater than 10%	442	1,512	—	—	1,968	—	—	—	3,922
SBA secured by real estate
0% - 5.00%	3,253	7,637	11,840	15,069	5,707	18,742	—	—	62,248
>5.00% - 10.00%	—	—	768	989	2,780	4,882	—	—	9,419
Greater than 10%	—	—	1,384	1,987	1,514	3,043	—	—	7,928
Total business loans secured by real estate	344,058	516,400	422,995	446,733	267,062	529,565	14,518	246	2,541,577
Commercial Loans
Commercial and industrial
0% - 5.00%	70,233	205,395	99,178	193,046	36,957	62,682	394,124	5,051	1,066,666
>5.00% - 10.00%	49,883	50,743	35,813	13,427	12,922	13,948	322,123	2,469	501,328
Greater than 10%	7,701	7,540	29,078	4,485	4,574	8,350	136,253	2,859	200,840
Franchise non-real estate secured
0% - 5.00%	21,409	145,392	88,171	38,010	21,956	23,479	—	502	338,919
>5.00% - 10.00%	6,198	15,754	5,454	8,164	18,415	3,626	—	—	57,611
Greater than 10%	—	16,836	6,612	18,655	1,638	3,165	1,361	—	48,267
SBA not secured by real estate
0% - 5.00%	407	2,257	910	1,078	441	2,782	—	—	7,875
>5.00% - 10.00%	—	—	648	1,596	169	1,652	—	259	4,324
Greater than 10%	—	83	357	1,856	340	415	707	—	3,758
Total commercial loans	$155,831	$444,000	$266,221	$280,317	$97,412	$120,099	$854,568	$11,140	$2,229,588

A significant driver in the ACL for loans in the investor real estate secured and business real estate secured segments is estimated loan to value (“LTV”). The following tables summarize the amortized cost of loans in these segments by current estimated LTV and by year of origination as of the dates indicated:

	Term Loans by Vintage
	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
March 31, 2021	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied
55% and below	$64,538	$130,003	$213,339	$220,420	$130,687	$709,045	$10,779	—	$1,478,811
>55-65%	31,752	116,313	197,381	105,577	130,405	266,760	548	—	848,736
>65-75%	27,935	25,685	97,297	153,854	13,411	44,463	—	—	362,645
Greater than 75%	—	—	20,763	12,676	4,374	1,780	—	—	39,593
Multifamily
55% and below	59,772	219,912	344,043	261,109	231,004	356,028	1,426	—	1,473,294
>55-65%	173,282	389,105	716,453	359,851	211,357	328,477	—	—	2,178,525
>65-75%	169,340	396,911	553,451	162,499	185,854	155,480	—	—	1,623,535
Greater than 75%	2,628	—	14,667	10,535	1,869	4,539	—	—	34,238
Construction and land
55% and below	12,496	76,486	106,181	27,368	12,264	26,377	1,043	—	262,215
>55-65%	—	—	19,603	18,590	—	—	—	—	38,193
>65-75%	—	—	8,213	7,837	—	—	—	—	16,050
Greater than 75%	—	—	—	—	—	—	—	—	—
SBA secured by real estate
55% and below	—	—	102	645	669	1,088	—	—	2,504
>55-65%	—	—	2,420	1,633	3,991	5,449	—	—	13,493
>65-75%	—	—	3,888	4,641	3,477	6,619	—	—	18,625
Greater than 75%	—	498	3,200	5,598	9,339	3,124	—	—	21,759
Total investor loans secured by real estate	541,743	1,354,913	2,301,001	1,352,833	938,701	1,909,229	13,796	—	8,412,216
Business loan secured by real estate
CRE owner-occupied
55% and below	41,757	100,507	148,303	122,790	173,168	433,778	9,196	—	1,029,499
>55-65%	28,552	64,442	75,112	87,262	101,484	131,991	—	—	488,843
>65-75%	17,278	71,694	143,725	72,734	25,938	63,635	—	—	395,004
Greater than 75%	21,166	48,948	6,527	5,852	13,277	20,868	—	—	116,638
Franchise real estate secured
55% and below	1,884	20,715	9,853	15,109	13,479	25,410	—	—	86,450
>55-65%	—	2,666	9,905	14,514	14,248	7,615	—	—	48,948
>65-75%	11,298	15,452	42,286	17,909	14,740	16,607	—	—	118,292
Greater than 75%	10,010	5,680	10,875	17,993	39,352	3,205	—	—	87,115
SBA secured by real estate
55% and below	510	1,813	1,601	5,265	5,442	16,620	—	—	31,251
>55-65%	—	247	512	1,740	999	8,073	—	—	11,571
>65-75%	—	263	3,129	1,293	3,695	4,824	—	—	13,204
Greater than 75%	—	914	2,345	5,311	5,130	4,241	—	—	17,941
Total business loans secured by real estate	$132,455	$333,341	$454,173	$367,772	$410,952	$736,867	$9,196	$—	$2,444,756

	Term Loans by Vintage
	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2020	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied
55% and below	$138,007	$229,272	$182,385	$136,355	$189,848	$588,230	$11,114	$—	$1,475,211
>55-65%	101,434	217,210	92,015	130,024	78,470	204,161	559	—	823,873
>65-75%	26,460	102,494	169,878	18,876	13,952	29,506	—	—	361,166
Greater than 75%	—	2,750	4,787	2,762	—	4,536	—	—	14,835
Multifamily
55% and below	218,833	345,519	294,464	233,997	84,530	269,906	—	—	1,447,249
>55-65%	381,737	731,408	381,282	215,170	152,066	189,151	420	—	2,051,234
>65-75%	427,074	583,078	215,389	215,452	127,684	66,457	—	—	1,635,134
Greater than 75%	—	19,469	10,618	1,879	—	5,773	—	—	37,739
Construction and land
55% and below	57,309	105,308	36,068	18,625	20,531	6,672	784	—	245,297
>55-65%	—	36,113	23,770	—	—	—	—	—	59,883
>65-75%	—	3,338	13,475	—	—	—	—	—	16,813
Greater than 75%	—	—	—	—	—	—	—	—	—
SBA secured by real estate
55% and below	—	2,066	649	673	317	778	—	—	4,483
>55-65%	—	2,427	1,639	4,008	879	4,354	—	—	13,307
>65-75%	—	3,897	3,882	3,482	4,519	1,884	—	—	17,664
Greater than 75%	496	2,168	6,977	7,346	1,363	3,527	—	—	21,877
Total investor loans secured by real estate	1,351,350	2,386,517	1,437,278	988,649	674,159	1,374,935	12,877	—	8,225,765
Business loan secured by real estate
CRE owner-occupied
55% and below	96,803	160,605	157,868	179,791	131,795	328,188	14,518	246	1,069,814
>55-65%	72,044	91,028	98,176	94,712	65,120	90,548	—	—	511,628
>65-75%	71,692	152,920	79,106	43,832	31,303	31,493	—	—	410,346
Greater than 75%	54,975	21,122	4,960	13,354	2,202	25,649	—	—	122,262
Franchise real estate secured
55% and below	20,801	10,470	13,864	20,956	9,189	16,213	—	—	91,493
>55-65%	2,689	9,955	16,001	19,102	6,855	2,333	—	—	56,935
>65-75%	19,349	51,719	23,258	9,153	10,597	7,236	—	—	121,312
Greater than 75%	2,452	10,944	15,770	47,788	—	1,238	—	—	78,192
SBA secured by real estate
55% and below	1,825	1,626	5,332	5,495	3,615	13,582	—	—	31,475
>55-65%	246	513	1,795	1,094	3,586	5,448	—	—	12,682
>65-75%	264	3,142	1,515	3,968	1,586	4,043	—	—	14,518
Greater than 75%	918	2,356	5,350	7,488	1,214	3,594	—	—	20,920
Total business loans secured by real estate	$344,058	$516,400	$422,995	$446,733	$267,062	$529,565	$14,518	$246	$2,541,577

The following tables present the FICO bands, at origination, for the retail segment of the loan portfolio as of the dates indicated:

	Term Loans by Vintage
	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
	(Dollars in thousands)
March 31, 2021
Retail Loans
Single family residential
Greater than 740	$6,582	$7,624	$3,480	$10,341	$6,559	$78,694	$15,850	—	$129,130
>680 - 740	—	—	869	367	4,119	14,654	5,915	—	25,924
>580 - 680	—	—	—	—	491	9,561	863	—	10,915
Less than 580	—	—	—	—	—	18,046	34	—	18,080
Consumer loans
Greater than 740	2	47	63	30	19	3,476	531	—	4,168
>680 - 740	—	—	32	5	3	459	1,461	—	1,960
>580 - 680	—	—	13	—	—	90	57	—	160
Less than 580	—	—	—	—	—	12	24	—	36
Total retail loans	$6,584	$7,671	$4,457	$10,743	$11,191	$124,992	$24,735	$—	$190,373

	Term Loans by Vintage
	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
	(Dollars in thousands)
December 31, 2020
Retail Loans
Single family residential
Greater than 740	$10,794	$6,531	$12,679	$8,846	$28,222	$81,838	$19,588	—	$168,498
>680 - 740	—	1,183	1,303	4,732	2,614	15,624	6,685	—	32,141
>580 - 680	—	—	—	461	3,132	7,473	864	—	11,930
Less than 580	—	—	—	—	—	19,970	35	—	20,005
Consumer loans
Greater than 740	52	69	31	22	1	2,609	2,198	—	4,982
>680 - 740	—	35	6	3	—	469	1,227	—	1,740
>580 - 680	—	15	—	—	1	95	56	—	167
Less than 580	—	—	—	—	—	13	27	—	40
Total retail loans	$10,846	$7,833	$14,019	$14,064	$33,970	$128,091	$30,680	$—	$239,503

Note 8 – Goodwill and Other Intangible Assets

The Company had goodwill of $900.2 million and $898.6 million at March 31, 2021 and December 31, 2020, respectively. The Company recorded adjustments to goodwill associated with the acquisition of Opus in the amount of $1.6 million during the three months ended March 31, 2021, within the one-year measurement period subsequent to the acquisition date of June 1, 2020.

	March 31,	March 31,
	2021	2020
	(Dollars in thousands)
Balance, beginning of year	$898,569	$808,322
Purchase accounting adjustments	1,635	—
Balance, end of year	$900,204	$808,322
Accumulated impairment losses at end of year	$—	$—

The amount of goodwill is subject to change, as the Company’s fair value estimates associated with the Opus acquisition are considered estimates and are subject to refinement for a period of one year after the closing date of the acquisition as additional information related to those fair value estimates becomes available and such information is considered final.

The Company’s policy is to assess goodwill for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe the value of goodwill may be impaired.

The Company had other intangible assets of $81.4 million at March 31, 2021, consisting of $78.4 million in core deposit intangibles and $2.9 million in customer relationship intangibles. The Company had other intangibles assets of $85.5 million at December 31, 2020, consisting of $82.5 million in core deposit intangibles and $3.0 million in customer relationship intangibles. The following table summarizes the change in the balance of core deposit intangibles and customer relationship intangibles, and the related accumulated amortization for the periods indicated below:

	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
	(Dollars in thousands)
Gross amount of intangible assets:
Beginning balance	$145,212	$145,212	$125,945
Additions due to acquisitions	—	—	—
Ending balance	145,212	145,212	125,945
Accumulated amortization:
Beginning balance	(59,705)	(55,200)	(42,633)
Amortization	(4,143)	(4,505)	(3,963)
Ending balance	(63,848)	(59,705)	(46,596)
Net intangible assets	$81,364	$85,507	$79,349

The Company amortizes core deposit intangibles and customer relationship intangibles based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of customer relationship intangibles. The amortization periods typically range from six to eleven years. The estimated aggregate amortization expense related to our core deposit intangible and customer relationship intangible assets for each of the next five years succeeding December 31, 2020, in order from the present, is $15.9 million, $14.0 million, $12.3 million, $11.1 million, and $10.0 million. The Company analyzes core deposit intangibles and customer relationship intangibles annually for impairment, or sooner if events and circumstances indicate possible impairment. Factors that may contribute to impairment include customer attrition and run-off. Management is unaware of any events and/or circumstances that would indicate a possible impairment to the core deposit intangibles or customer relationship intangibles as of March 31, 2021.

Note 9 – Subordinated Debentures

As of March 31, 2021, the Company had five issuances of subordinated notes and two issuances of junior subordinated debt securities, with an aggregate carrying value of $501.6 million and a weighted interest rate of 5.38%, compared with an aggregate carrying value of $501.5 million and a weighted interest rate of 5.38% at December 31, 2020.

The following table summarizes our outstanding subordinated debentures as of the dates indicated:

				March 31, 2021	December 31, 2020
	Stated Maturity	Current Interest Rate	Current Principal Balance	Carrying Value
			(Dollars in thousands)
Subordinated notes
Subordinated notes due 2024, 5.75% per annum	September 3, 2024	5.75%	$60,000	$59,581	$59,552
Subordinated notes due 2029, 4.875% per annum until May 15, 2024, 3-month LIBOR +2.5% thereafter	May 15, 2029	4.875%	125,000	122,941	122,877
Subordinated notes due 2030, 5.375% per annum until June 15, 2025, 3-month SOFR +5.170% thereafter	June 15, 2030	5.375%	150,000	147,567	147,501
Subordinated notes due 2025, 7.125% per annum	June 26, 2025	7.125%	25,000	25,103	25,109
Subordinated notes due 2026, 5.50% per annum until June 30 2021, 3-month LIBOR +4.285% thereafter	July 1, 2026	5.50%	135,000	138,282	138,371
Total subordinated notes			495,000	493,474	493,410
Subordinated debt
Heritage Oaks Capital Trust II (junior subordinated debt), 3-month LIBOR+1.72%	January 1, 2037	1.96%	5,248	4,138	4,121
Santa Lucia Bancorp (CA) Capital Trust (junior subordinated debt), 3-month LIBOR+1.48%	July 7, 2036	1.72%	5,155	3,999	3,980
Total subordinated debt			10,403	8,137	8,101
Total subordinated debentures			$505,403	$501,611	$501,511

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

As of March 31, 2021, the Corporation has two unconsolidated Delaware statutory trust subsidiaries, Heritage Oaks Capital Trust II and Santa Lucia Bancorp (CA) Capital Trust. Both are used as business trusts for the purpose of issuing trust preferred securities to third party investors. The junior subordinated debt was issued in connection with the trust preferred securities offerings. The Corporation is not allowed to consolidate any trust preferred securities into the Company’s consolidated financial statements. The resulting effect on the Company’s consolidated financial statements is to report the subordinated debentures as a component of the Company’s liabilities, and its ownership interest in the trusts as a component of other assets on the Company’s consolidated financial statements.

For additional information on the Company’s subordinated debentures, see “Note 14 — Subordinated Debentures” to the consolidated financial statements of the Company’s 2020 Form 10-K.

For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at March 31, 2021. Provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 require that if a depository institution holding company exceeds $15 billion in total consolidated assets due to an acquisition, then trust preferred securities are to be excluded from Tier 1 capital beginning in the period in which the transaction occurred. During the second quarter of 2020, the Company’s acquisition of Opus resulted in total consolidated assets exceeding $15 billion; accordingly, trust preferred securities are excluded from the Company’s Tier 1 capital. The Company and the Bank also has subordinated debt that qualifies as Tier 2 capital.

Note 10 – Earnings per Share

The Company’s restricted stock awards contain non-forfeitable rights to dividends and therefore are considered participating securities. The Company calculates basic and diluted earnings per common share using the two-class method.

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

The following tables set forth the Corporation’s earnings per share calculations for the periods indicated:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
	(Dollars in thousands, except per share data)
Basic
Net income	$68,668	$67,136	$25,740
Less: Dividends and undistributed earnings allocated to participating securities	(665)	(629)	(232)
Net income allocated to common stockholders	$68,003	$66,507	$25,508

Weighted average common shares outstanding	93,529,147	93,568,994	59,007,191
Basic earnings per common share	$0.73	$0.71	$0.43

Diluted
Net income allocated to common stockholders	$68,003	$66,507	$25,508

Weighted average common shares outstanding	93,529,147	93,568,994	59,007,191
Diluted effect of share-based compensation	564,497	400,194	182,526
Weighted average diluted common shares	94,093,644	93,969,188	59,189,717
Diluted earnings per common share	$0.72	$0.71	$0.43

The impact of stock options, which are anti-dilutive, are excluded from the computations of diluted earnings per share. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. For the three months ended March 31, 2021, December 31, 2020, and March 31, 2020, there were no potential common shares that were anti-dilutive.

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.

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

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	March 31, 2021
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in thousands)
Financial assets
Investment securities available-for-sale:
U.S. Treasury	$—	$32,063	$—	$32,063
Agency	—	663,159	—	663,159
Corporate	—	357,834	—	357,834
Municipal bonds	—	1,422,062	—	1,422,062
Collateralized mortgage obligations	—	508,971	—	508,971
Mortgage-backed securities	—	873,248	—	873,248
Total securities available-for-sale	$—	$3,857,337	$—	$3,857,337

Derivative assets:
Interest rate swaps	$—	$5,326	$—	$5,326
Equity warrants	—	—	1,911	1,911
Total derivative assets	$—	$5,326	$1,911	$7,237

Financial liabilities
Derivative liabilities	$—	$5,332	$—	$5,332

	December 31, 2020
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in thousands)
Financial assets
Investment securities available-for-sale:
U.S. Treasury	$—	$32,533	$—	$32,533
Agency	—	690,386	—	690,386
Corporate	—	415,308	—	415,308
Municipal bonds	—	1,446,019	—	1,446,019
Collateralized mortgage obligations	—	513,366	—	513,366
Mortgage-backed securities	—	833,503	—	833,503
Total securities available-for-sale	$—	$3,931,115	$—	$3,931,115

Derivative assets:
Interest rate swaps	$—	$12,053	$—	$12,053
Equity warrants	—	—	1,914	1,914
Total derivative assets	$—	$12,053	$1,914	$13,967

Financial liabilities
Derivative liabilities	$—	$12,066	$—	$12,066
The following table is a reconciliation of the fair value of the equity warrants that are classified as Level 3 and measured on a recurring basis as of :

Three Months Ended
March 31,
2021
(Dollars in thousands)
Beginning Balance	$1,914
Change in fair value (1)	(3)
Ending balance	$1,911
______________________________
(1) The changes in fair value are included in other income on the consolidated statement of income.

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a recurring basis at at the dates indicated.

	March 31, 2021
				Range
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
	(Dollars in thousands)
Equity warrants	$1,911	Black-Scholes option pricing model	Volatility Risk free interest rate Marketability discount	30.00% 0.16% 6.00%	35.00% 0.64% 16.00%	31.18% 0.27% 13.52%

	December 31, 2020
				Range
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
	(Dollars in thousands)
Equity warrants	$1,914	Black-Scholes option pricing model	Volatility Risk free interest rate Marketability discount	30.00% 0.13% 6.00%	35.00% 0.36% 16.00%	31.19% 0.18% 13.51%

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

At March 31, 2021, the Company’s individually evaluated collateral dependent loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisals available to management. The Company completed partial charge-offs on certain individually evaluated loans based on recent real estate or property appraisals and released the related reserves during the three months ended March 31, 2021.

The following table presents our assets measured at fair value on a nonrecurring basis at the dates indicated.

	March 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in thousands)
Financial assets
Collateral dependent loans	$—	$—	$606	$606

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in thousands)
Financial assets
Collateral dependent loans	$—	$—	$4,077	$4,077
The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at the dates indicated.

	March 31, 2021
				Range
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
	(Dollars in thousands)
Investor loans secured by real estate
SBA secured by real estate (1)	440	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
Commercial loans
Commercial and industrial	166	Fair value of collateral	Collateral discount and cost to sell	75.00%	100.00%	75.00%
Total individually evaluated loans	$606

	December 31, 2020
				Range
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$198	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
SBA secured by real estate (1)	746	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
Business loans secured by real estate
SBA secured by real estate (2)	386	Fair value of collateral	Collateral discount and cost to sell	7.00%	10.00%	9.09%
Commercial loans
Commercial and industrial	2,040	Fair value of collateral	Collateral discount and cost to sell	7.00%	10.00%	9.06%
SBA non-real estate secured	707	Fair value of collateral	Collateral discount and cost to sell	7.00%	7.00%	7.00%
Total individually evaluated loans	$4,077
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.
(2) SBA loans that are collateralized by real property other than hotel/motel real property.

Fair Values of Financial Instruments

The fair value estimates presented herein are based on pertinent information available to management as of the dates indicated, representing an exit price.

	At March 31, 2021
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$1,554,668	$1,554,668	$—	$—	$1,554,668
Interest-bearing time deposits with financial institutions	2,708	2,708	—	—	2,708
Investments held-to-maturity	21,931	—	23,004	—	23,004
Investment securities available-for-sale	3,857,337	—	3,857,337	—	3,857,337
Loans held for sale	7,311	—	7,702	—	7,702
Loans held for investment, net	13,117,392	—	—	13,276,121	13,276,121
Derivative assets	7,237	—	5,326	1,911	7,237
Accrued interest receivable	65,098	65,098	—	—	65,098
Liabilities
Deposit accounts	$16,740,007	$15,369,192	$1,373,363	$—	$16,742,555
FHLB advances	10,000	—	9,998	—	9,998
Subordinated debentures	501,611	—	542,721	—	542,721
Derivative liabilities	5,332	—	5,332	—	5,332
Accrued interest payable	7,097	7,097	—	—	7,097

	At December 31, 2020
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$880,766	$880,766	$—	$—	$880,766
Interest-bearing time deposits with financial institutions	2,845	2,845	—	—	2,845
Investments held-to-maturity	23,732	—	25,013	—	25,013
Investment securities available-for-sale	3,931,115	—	3,931,115	—	3,931,115
Loans held for sale	601	—	645	—	645
Loans held for investment, net	13,236,433	—	—	13,351,092	13,351,092
Derivative assets	13,967	—	12,053	1,914	13,967
Accrued interest receivable	74,574	74,574	—	—	74,574
Liabilities
Deposit accounts	$16,214,177	$14,587,335	$1,631,047	$—	$16,218,382
FHLB advances	31,000	—	31,564	—	31,564
Subordinated debentures	501,511	—	544,436	—	544,436
Derivative liabilities	12,066	—	12,066	—	12,066
Accrued interest payable	6,569	6,569	—	—	6,569

Note 12 – Derivative Instruments

From time to time, the Company enters into interest rate swap agreements with certain borrowers to assist them in mitigating their interest rate risk exposure associated with the loans they have with the Company. At the same time, the Company enters into identical interest rate swap agreements with another financial institution to mitigate the Company’s interest rate risk exposure associated with the swap agreements it enters into with its borrowers. At March 31, 2021, the Company had over-the-counter derivative instruments and centrally-cleared derivative instruments with matched terms with an aggregate notional amount of $143.6 million and a fair value of $5.3 million compared with an aggregate notional amount of $145.2 million and a fair value of $12.1 million at December 31, 2020. The fair value of these agreements are determined through a third party valuation model used by the Company’s counterparty bank, which uses observable market data such as cash LIBOR rates, prices of Eurodollar futures contracts and market swap rates. The fair values of these swaps are recorded as components of other assets and other liabilities in the Company’s consolidated statements of financial condition. Changes in the fair value of these swaps, which occur due to changes in interest rates, are recorded in the Company’s income statement as a component of noninterest income.

Over-the-counter contracts are tailored to meet the needs of the counterparties involved and, therefore, generally contain a greater degree of credit risk and liquidity risk than centrally-cleared contracts, which have standardized terms. Although changes in the fair value of swap agreements between the Company and borrowers and the Company and other financial institutions offset each other, changes in the credit risk of these counterparties may result in a difference in the fair value of these swap agreements. Offsetting over-the-counter swap agreements the Company has with other financial institutions are collateralized with cash and investment securities, and swap agreements with borrowers are secured by the collateral arrangements for the underlying loans these borrowers have with the Company. During the three months ended March 31, 2021 and 2020, there were no losses recorded on swap agreements attributable to the change in credit risk associated with a counterparty. All interest rate swap agreements entered into by the Company as of March 31, 2021 and December 31, 2020 are free-standing derivatives and are not designated as hedging instruments.

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

The Company acquired equity warrant assets as a result of acquisition of the Opus. Opus received equity warrant assets through its lending activities, which were accounted for as loan origination fees. The warrants provide the Bank the right to purchase a specific number of equity shares of the underlying company’s equity at a certain price before expiration and contain net settlement terms qualifying as derivatives under ASC Topic 815. The Company no longer has loans associated with these borrowers. Changes in fair value are recognized as a component of noninterest income with a corresponding offset within other assets. The total fair value of the warrants held in private companies was $1.9 million in other assets as of March 31, 2021.

The following tables summarize the Company's derivative instruments included in other assets and other liabilities in the consolidated statements of financial condition:

	March 31, 2021
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swaps contracts	$143,577	$5,326	$143,577	$5,332
Equity warrants	—	1,911	—	—
Total derivative instruments	$143,577	$7,237	$143,577	$5,332

	December 31, 2020
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swaps contracts	$145,181	$12,053	$145,181	$12,066
Equity warrants	—	1,914	—	—
Total derivative instruments	$145,181	$13,967	$145,181	$12,066

The following table summarizes the effect of the derivative financial instruments in the consolidated statements of income.

		Three Months Ended
Derivative Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income on Derivative Instruments	March 31, 2021	March 31, 2020
		(Dollars in thousands)
Interest rate products	Other income	$7	$—
Other contracts	Other income	—	198
Equity warrants	Other income	(3)	—
Total		$4	$198

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

Financial instruments that are eligible for offset in the consolidated statements of financial condition as of the periods indicated are presented below:

				Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition	Financial Instruments (1)	Cash Collateral (2)	Net Amount
	(Dollars in thousands)
March 31, 2021
Derivative assets:
Interest rate swaps	$5,326	$—	$5,326	$—	$—	$5,326
Total	$5,326	$—	$5,326	$—	$—	$5,326

Derivative liabilities:
Interest rate swaps	$5,332	$—	$5,332	$—	$(5,332)	$—
Total	$5,332	$—	$5,332	$—	$(5,332)	$—

December 31, 2020
Derivative assets:
Interest rate swaps	$12,053	$—	$12,053	$—	$—	$12,053
Total	$12,053	$—	$12,053	$—	$—	$12,053

Derivative liabilities:
Interest rate swaps	$12,066	$—	$12,066	$(6,140)	$(5,926)	$—
Total	$12,066	$—	$12,066	$(6,140)	$(5,926)	$—

(1) Represents the fair value of securities pledged with counterparty bank.
(2) Represents cash collateral pledged with counterparty bank.

Note 14 – Leases

The Company accounts for its leases in accordance with ASC 842 and requires the Company to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased asset. The Company’s leases primarily represent future obligations to make payments for the use of buildings or space for its operations. Liabilities to make future lease payments are recorded in accrued expenses and other liabilities, while right-of-use assets are recorded in other assets in the Company’s consolidated statements of financial condition. At March 31, 2021, all of the Company’s leases were classified as operating leases or short-term leases.

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

The Company’s lease expense is recorded in premises and occupancy expense in the consolidated statements of income. The following table presents the components of lease expense for the periods indicated:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
	(Dollars in thousands)
Operating lease	$5,012	$5,375	3,164
Short-term lease	507	607	527
Total lease expense	$5,519	$5,982	$3,691

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

The following table presents supplemental information related to operating leases as of and for three months ended:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Balance Sheet:
Operating lease right of use assets	$70,417	$76,090
Operating lease liabilities	79,441	85,556

	Three Months Ended
	March 31, 2021	March 31, 2020
	(Dollars in thousands)
Cash Flows:
Operating cash flows from operating leases	$2,000	$2,257

The following table provides information related to minimum contractual lease payments and other information associated with the Company’s leases as of the dates indicated:

	2021	2022	2023	2024	2025	Thereafter	Total
	(Dollars in thousands)
As of March 31, 2021
Operating leases	$14,778	$18,682	$18,051	$16,076	$11,014	$13,039	$91,640
Short-term leases	180	7	—	—	—	—	187
Total contractual base rents (1)	$14,958	$18,689	$18,051	$16,076	$11,014	$13,039	$91,827

Total liability to make lease payments							$79,441
Difference in undiscounted and discounted future lease payments							$12,386
Weighted average discount rate							5.70%
Weighted average remaining lease term (years)							5.3
______________________________
(1) Contractual base rents reflect options to extend and renewals, and do not include property taxes and other operating expenses due under respective lease agreements.
The Company from time to time leases portions of space it owns to other parties. Income received from these transactions is recorded on a straight-line basis over the term of the sublease. For the three months ended March 31, 2021, December 31, 2020, and March 31, 2020, rental income totaled $175,000, $178,000, and $25,000, respectively.

Note 15 – Revenue Recognition

The Company accounts for revenue from contracts with customers under ASC 606, which requires revenue that is derived from a contract with a customer to be recognized when the Company satisfies the related performance obligations by transferring to the customer a good or service. The majority of the Company’s contracts with customers associated with revenue streams that are within the scope of ASC 606 are considered short-term in nature and can be canceled at any time by the customer or the Company without penalty, such as a deposit account agreement. These revenue streams are included in noninterest income.

The Company’s principal source of revenue is interest income on loans, investment securities, and other interest earning assets, all of which are not within the scope of ASC 606. The remainder of the Company’s revenue is classified as noninterest income and is earned from a variety of fees, such as custodial and other fees, service charges, gains and losses, and other income.
The following tables provide a summary of the Company’s noninterest income, segregated by revenue streams within and outside the scope of ASC 606 for the periods indicated:

	Three Months Ended
	March 31, 2021		December 31, 2020		March 31, 2020
	Within Scope(1)	Out of Scope(2)	Within Scope(1)	Out of Scope(2)	Within Scope(1)	Out of Scope(2)
	(Dollars in thousands)
Noninterest income:
Loan servicing income	$—	$458	$—	$633	$—	$480
Service charges on deposit accounts	2,032	—	2,005	—	1,715	—
Other service fee income	473	—	459	—	311	—
Debit card interchange income	787	—	777	—	348	—
Earnings on bank-owned life insurance	—	2,233	—	2,240	—	1,336
Net gain from sales of loans	—	361	—	328	—	771
Net gain from sales of investment securities	—	4,046	—	5,002	—	7,760
Trust custodial account fees	7,222	—	7,296	—	—	—
Escrow and exchange fees	1,526	—	1,257	—	—	—
Other income	282	4,320	199	2,998	217	1,537
Total noninterest income	$12,322	$11,418	$11,993	$11,201	$2,591	$11,884
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

Trust Custodial Account Fees

Custodial account fees is a revenue stream acquired in the Opus acquisition and is governed by contracts executed with Pacific Premier Trust clients to perform maintenance and custodial services over their alternative IRA investments. Typically, such fees are billed and collected on a quarterly basis and recognized commensurate with completion of the performance obligations required under the contracts. At March 31, 2021, the Company had accrued fees receivable of approximately $5.9 million, which are included in other assets in the consolidated statements of financial position.

Certain of these fees are collected annually from the customer in advance of the related performance obligation in accordance with the associated account agreement. Such fees are recorded as deferred revenue at the time of collection and recognized as revenue over the service period as services are performed and the performance obligations on behalf of the Company have been satisfied. At March 31, 2021, the balance of deferred revenue associated with these fees was $2.4 million.

Escrow and exchange fees

Escrow and exchange fees is a revenue stream from the Commerce Escrow division acquired in the Opus acquisition, which are related to agreements with customers participating in escrow transactions. Transactions under Section 1031 of the Internal Revenue Code generate exchange fees as well as escrow fees. These fees relate to services that include preparation of closing statements and custody of escrow funds. The fees are received from the sale proceeds of a relinquished property and are recognized as revenue upon closing of the escrow transaction, which is the final performance obligation.

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

As of March 31, 2021 and December 31, 2020, the Company determined it was not the primary beneficiary of the VIEs and did not consolidate its interests in VIEs. The following table provides a summary of the carrying amount of assets and liabilities in the Company’s consolidated statements of financial condition and maximum loss exposures as of March 31, 2021 and December 31, 2020 that relate to variable interests in non-consolidated VIEs.

	March 31, 2021			December 31, 2020
	Maximum Loss	Assets	Liabilities	Maximum Loss	Assets	Liabilities
	(Dollars in thousands)
Multifamily loan securitization:
Investment securities (1)	$98,863	$98,863	$—	$100,927	$100,927	$—
Reimbursement obligation (2)	50,901	—	448	50,901	—	448
Affordable housing partnership:
Other investments (3)	71,637	86,448	—	71,681	89,759	—
Unfunded equity commitments (2)	—	—	14,811	—	—	18,078
Total	$221,401	$185,311	$15,259	$223,509	$190,686	$18,526
______________________________
(1) Included in investment securities available-for-sale on the consolidated statement of financial condition.
(2) Included in accrued expenses and other liabilities on the consolidated statement of financial condition.
(3) Included in other assets on the consolidated statement of financial condition.
.

Multifamily loan securitization

With respect to the securitization transaction with Freddie Mac discussed in Note 6 - Loans Held for Investment, the Company’s variable interests reside with the purchase of the underlying Freddie Mac-issued guaranteed, structured pass-through certificates that were held as investment securities available-for-sale at fair value as of March 31, 2021. Additionally, the Company has variable interests through a reimbursement agreement executed by Freddie Mac that obligates the Company to reimburse Freddie Mac for any defaulted contractual principal and interest payments identified after the ultimate resolution of the defaulted loans. Such reimbursement obligations are not to exceed 10% of the original principal amount of the loans comprising the securitization pool.

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

We believe that our maximum exposure to loss as a result of our involvement with the VIE associated with the securitization is the carrying value of the investment securities issued by Freddie Mac and purchased by the Company. Additionally, our maximum exposure to loss under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $50.9 million. Based upon our analysis of quantitative and qualitative data over the underlying loans included in the securitization pool, as of March 31, 2021 and December 31, 2020, our reserve for estimated losses with respect to the reimbursement obligation was $448,000.

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

The Company’s maximum exposure to loss, exclusive of any potential realization of tax credits, is equal to the commitments invested, adjusted for amortization. The amount of unfunded commitments was included in the investments recognized as assets with a corresponding liability. The table above summarizes the amount of tax credit investments held as assets, the amount of unfunded commitments held as liabilities, and the maximum exposure to loss as of March 31, 2021 and December 31, 2020, respectively.

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

Note 17 – Subsequent Events

Quarterly Cash Dividend

On April 23, 2021, the Corporation’s Board of Directors declared a cash dividend of $0.33 per share, payable on May 14, 2021 to shareholders of record on May 7, 2021.

Redemption of Subordinated Notes

On April 15, 2021, the Company redeemed all three subordinated notes totaling $25.0 million that the Company assumed as part of the acquisition of Plaza Bancorp, Inc. in 2017. Prior to redemption, the subordinated notes carried a fixed interest rate of 7.125% and were scheduled to mature on June 26, 2025. The subordinated notes securities were called at 103% of the principal amount of the notes, plus accrued and unpaid interest, for an aggregate amount of $25.8 million. The Company recorded a loss on early debt extinguishment of $647,000 after considering $103,000 fair value mark related to purchase accounting adjustments.

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

The COVID-19 pandemic is continuing to adversely affect us, our customers, counterparties, employees, and third party service providers, and given its ongoing and dynamic nature, the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global financial markets, could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility, which could result in impairment to our goodwill in future periods. Changes to statutes, regulations, or regulatory policies or practices as a result of, or in response, to the COVID-19 pandemic could affect us in substantial and unpredictable ways, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance. In addition to the foregoing, the following additional factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•The strength of the United States economy in general and the strength of the local economies in which we conduct operations;
•The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
•Inflation/deflation, interest rate, market, and monetary fluctuations;
•The effect of changes in accounting policies and practices or accounting standards, as may be adopted from time to time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, FASB or other accounting standards setters, including ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the CECL model, which has changed how we estimate credit losses and has increased the required level of our allowance for credit losses since adoption on January 1, 2020;
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
•The expected discontinuation of LIBOR after 2021 and uncertainty regarding potential alternative reference rates, including SOFR;
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
•Cybersecurity threats and the cost of defending against them, including the costs of compliance with potential legislation to combat cybersecurity at a state, national, or global level;
•Natural disasters, earthquakes, fires, and severe weather;
•Unanticipated regulatory, legal, or judicial proceedings; and
•Our ability to manage the risks involved in the foregoing.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking information and statements to reflect actual results or changes in the factors affecting the forward-looking information and statements. For information on the factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our 2020 Form 10-K in addition to Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q and other reports as filed with the SEC.

Forward-looking information and statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us. Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov.

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the year ending December 31, 2021.

The Corporation is a California-based bank holding company incorporated in 1997 in the state of Delaware and registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”). Our wholly owned subsidiary, Pacific Premier Bank, is a California state-chartered commercial bank. The Bank was founded in 1983 as a state-chartered thrift and subsequently converted to a federally-chartered thrift in 1991. The Bank converted to a California-chartered commercial bank and became a member of the Federal Reserve System in March 2007. The Bank is also a member of the FHLB, which is a member of the Federal Home Loan Bank System. As a bank holding company, the Corporation is subject to regulation and supervision by the Federal Reserve. We are required to file with the Federal Reserve quarterly and annual reports and such additional information as the Federal Reserve may require pursuant to the BHCA. The Federal Reserve may conduct examinations of bank holding companies, such as the Corporation, and its subsidiaries. The Corporation is also a bank holding company within the meaning of the California Financial Code. As such, the Corporation and its subsidiaries are subject to the supervision and examination by, and may be required to file reports with, the California Department of Financial Protection and Innovation (“DFPI”).

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

As a California state-chartered commercial bank, which is a member of the Federal Reserve, the Bank is subject to supervision, periodic examination and regulation by the DFPI, the Federal Reserve, and the Consumer Financial Protection Bureau (“CFPB”) and the FDIC. The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund. In general terms, insurance coverage is up to $250,000 per depositor for all deposit accounts. As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over the Bank. If, as a result of an examination of the Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors and ultimately to request the FDIC to terminate the Bank’s deposit insurance. As a California-chartered commercial bank, the Bank is also subject to certain provisions of California law.

Our corporate headquarters are located in Irvine, California. At March 31, 2021, we primarily conduct business throughout the Western Region of the United States from 65 full-service depository branches located in Arizona, California, Nevada, Oregon, and Washington.

As a result of our organic and strategic growth strategy we have developed a variety of banking products and services within our targeted markets in the Western United States tailored to small- and middle-market businesses, corporations, including the owners and employees of those businesses, professionals, entrepreneurs, real estate investors, and non-profit organizations as well as consumers in the communities we serve. Through our branches and our website, www.ppbi.com, we provide a wide array of banking products and services such as: various types of deposit accounts, digital banking, treasury management services, online bill payment, and a wide array of loan products, including commercial business loans, lines of credit, SBA loans, commercial real estate loans, agribusiness loans, franchise lending, home equity lines of credit, and construction loans throughout the Western United States in major metropolitan markets within Arizona, California, Nevada, Oregon, and Washington. We also have acquired and enhanced nationwide specialty banking products and services for Homeowners’ Associations (“HOA”) and HOA management companies, as well as experienced owner-operator franchisees in the quick service restaurant (“QSR”) industry. Most recently, we have expanded our specialty product and service offerings to include commercial escrow services through our Commerce Escrow division, which facilitates commercial escrow services and tax-deferred commercial real estate exchanges under Section 1031 of the Internal Revenue Code, as well as individual retirement account (“IRA”) custodial and maintenance services through our Pacific Premier Trust division, which serves as a custodian for self-directed IRAs.

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

Correspondingly, in early March 2020, the Company began preparing for potential disruptions and government limitations of activity in the markets in which we serve. We activated our Business Continuity Program and Pandemic Preparedness Plan, and were able to quickly execute on multiple initiatives to adjust our operations to protect the health and safety of our employees and clients. We expanded remote-access availability to ensure a greater number of employees have the capability to work from home or other remote locations without impacting our operations while continuing to provide a superior level of customer service. We also reconfigured our corporate headquarter offices and branches to promote social distancing for employees by erecting physical barriers, and we provided monthly rapid COVID-19 testing for all employees and their partners. In addition, the Company issued a Company-wide employee appreciation bonus related to the COVID-19 pandemic during the fourth quarter of 2020. Beginning April 2021, non-exempt employees will receive up to 4 hours of paid time off for COVID-19 vaccination appointments and exempt employees will receive flexibility for vaccination appointments.

Since the beginning of the crisis, we have been in close contact with our clients, assessing the level of impact on their businesses, and implementing a process to evaluate each client’s specific situation, and where appropriate, providing relief programs. We also enhanced client awareness of our digital banking offerings to ensure that we continue to provide a superior level of customer service. We have taken steps to comply with various government directives regarding social distancing and use of personal protective equipment in the work place, and we are following the guidance from the Centers of Disease Control (“CDC”) to protect our clients and employees.

The Company continued its efforts to monitor the loan portfolio to identify potential at-risk segments and line of credit draws for deviations from normal activity, increase the reserves allocated to these portfolios, and support our customers affected by the COVID-19 pandemic, including but not limited to the following:

•Participated in the Small Business Administration’s Paycheck Protection Program

We were able to quickly establish our process for participating in the SBA PPP program that enabled our clients to utilize this valuable resource beginning in April 2020. Our team executed PPP loans in the two rounds of the program, which allowed us to further strengthen and deepen our client relationships, while positively impacting tens of thousands of individuals. In July 2020, the Bank sold its entire SBA PPP loan portfolio with an aggregate amortized cost of $1.13 billion to a seasoned and experienced non-bank lender and servicer of SBA loans, resulting in improved balance sheet liquidity and a gain on sale of approximately $18.9 million, net of net deferred origination fees and net purchase discounts.

•Implemented a temporary loan modification program for borrowers affected by the COVID-19 pandemic, including payment deferrals, fee waivers, and extensions of repayment terms.

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Bank established a COVID-19 temporary modification program, including interest-only payments, or full payment deferrals for clients that are adversely affected by the COVID-19 pandemic. The CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not classified as TDRs. In accordance with interagency guidance issued in April 2020, these short-term modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders, including payment deferrals, fee waivers, and extensions of repayment terms, do not need to be identified as TDRs if the loans were current at the time a modification plan was implemented. The CAA, signed into law on December 27, 2020, extended the applicable period to include modification to loans held by financial institutions executed between March 1, 2020 and the earlier of (i) January 1, 2022, or (ii) 60 days after the date of termination of the COVID-19 national emergency. As of March 31, 2021, there were no loans remaining in their active modification period. At March 31, 2021, there were no loans remaining within their modification period due to COVID-19 hardship under the CARES Act. Additionally, as of March 31, 2021, there were no loans in-process for potential modification. At December 31, 2020, 52 loans totaling $79.5 million, or 0.60% of loans held for investment, remained within their COVID-19 hardship modification period. No loans were in-process for potential modification as of December 31, 2020. Please also see Note 6 - Loans Held for Investment for additional information.

Additionally, the CARES Act provides for relief on existing and new SBA loans through the Small Business Debt Relief program. As part of the SBA Small Business Debt Relief, the SBA will automatically pay principal, interest, and fees of certain SBA loans for a period of six months for both existing loans and new loans issued prior to September 27, 2020. On December 27, 2020, the CAA authorized a second round of SBA payments on covered loans approved before March 27, 2020, for a two-month period beginning with the first payment due on the loan on or after February 1, 2021 and for an additional three-month period for certain eligible borrowers. For new loans approved beginning on February 2, 2021 and ending on September 30, 2021, the SBA will make the payments for a three-month period subject to the availability of funds. At March 31, 2021, approximately 501 loans, representing approximately $138.6 million aggregate reported balance, are eligible for this relief. The CARES Act also provides for mortgage payment relief and a foreclosure moratorium.

The extent to which the COVID-19 pandemic impacts the Company’s business, asset valuations, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the scope and duration of the COVID-19 pandemic, progress on vaccinations, and the actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, investments, loans, loan servicing rights, and deferred tax assets.

The preventative measures taken by various state and local governments, as well as the U.S. government, to stem the spread and impact of the ongoing COVID-19 pandemic, have contributed to further strain on economic conditions. Certain businesses and service providers have not been able to conduct operations in their usual manner or have had to temporarily halt operations altogether. While the magnitude of the impact from the on-going COVID-19 pandemic and the related preventative measures taken is uncertain and difficult to predict, we anticipate the on-going COVID-19 pandemic to have an impact on the following:

•Loan growth and interest income - Economic activity expanded moderately during the first quarter of 2021 but the macroeconomic conditions continue to exhibit weakness, which will likely have an impact on our borrowers, the businesses they operate and their financial condition. If we experience a protracted decline in economic activity, our borrowers may have less demand for credit needed to invest in and expand their businesses and/or support their ongoing operations. Additionally, our borrowers may have less demand for real estate and consumer loans. Further, the Federal Reserve’s Federal Open Market Committee continues to maintain the federal funds rate within a range of 0% to 0.25%. The potential for a reduction in future loan growth in conjunction with lower levels of interest rates will place pressure on the level of and yield on earnings assets which may negatively impact our interest income.

•Credit quality - Increases in unemployment, declines in consumer confidence, and a reluctance on the part of businesses to invest in and expand their operations, among other things, may result in additional weakness in economic conditions, place strain on our borrowers, and ultimately impact the credit quality of our loan portfolio. We expect this would result in increases in the level of past due, nonaccrual, and classified loans, as well as higher net charge-offs. While certain economic metrics have improved since the onset of the COVID-19 pandemic in the first quarter of 2020, there can be no assurance the improvement in economic conditions will continue. As such, future deterioration in credit quality in conjunction with weakened economic conditions, may require us to record additional provisions for credit losses.

•CECL - On January 1, 2020, the Company adopted ASC 326, which requires the Company to measure credit losses on certain financial assets, such as loans and debt securities, using the CECL model. The CECL model for measuring credit losses is highly dependent upon expectations of future economic conditions and requires management judgment. Should expectations concerning future economic conditions continue to deteriorate, the Company may be required to record additional provisions for credit losses under the CECL model.

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

The U.S. government as well as other state and local policy makers have responded to the on-going COVID-19 pandemic with actions geared to support not only the health and well-being of the public, but also consumers, businesses, and the economy as a whole. In addition, during the first quarter of 2021, the President signed into law the American Rescue Plan Act of 2021 (“American Rescue Plan”), which provides approximately $1.9 trillion in various forms of economic stimulus and aid to individuals and state and local governments that have been affected by the on-going COVID-19 pandemic. However, the impact and overall effectiveness of these actions is difficult to determine at this time.

ACQUISITION OF OPUS

Effective as of June 1, 2020, the Corporation completed the acquisition of Opus Bank (“Opus”), a California-chartered state bank headquartered in Irvine, California, pursuant to a definitive agreement dated as of January 31, 2020. At closing, Opus had $8.32 billion in total assets, $5.94 billion in gross loans, and $6.91 billion in total deposits and operated 46 banking offices located throughout California, Washington, Oregon, and Arizona. As a result of the Opus acquisition, the Corporation acquired specialty lines of business, including trust and escrow services.

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

The Corporation issued 34,407,403 shares of the Corporation’s common stock valued at $21.62 per share, which was the closing price of the Corporation’s common stock on May 29, 2020, the last trading day prior to the consummation of the acquisition, and paid cash in lieu of fractional shares. The Corporation assumed Opus’s warrants and options, which represented the issuance of up to approximately 406,778 and 9,538 additional shares of the Corporation’s common stock, valued at approximately $1.8 million and $46,000, respectively, and issued substitute restricted stock units in an aggregate amount of $328,000. The value of the total transaction consideration paid amounted to approximately $749.6 million. The Opus warrants assumed by the Corporation expired unexercised as of September 30, 2020 and no longer remain outstanding. The Opus options assumed by the Corporation were fully exercised during the third quarter of 2020.

As a result of the Opus acquisition, the Company acquired Opus and recorded net assets of $657.7 million. The estimated fair value of assets acquired and liabilities assumed primarily consist of the followings:

•$5.81 billion of loans
•$937.1 million of cash and cash equivalents
•$829.9 million of investment securities
•$91.9 million of goodwill
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

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Certain accounting policies require management to make estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities; management considers these to be critical accounting policies. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of the Company’s assets and liabilities as well as the Company’s results of operations in future reporting periods. Our significant accounting policies are described in the Notes to the consolidated financial statements in our 2020 Form 10-K.

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

Expectations of future cash flows are discounted at the loan’s effective interest rate. The resulting ACL represents the amount by which the loan’s amortized cost exceeds the net present value of a loan’s discounted cash flows. The ACL is recorded through a charge to provision for credit losses and is reduced by charge-offs, net of recoveries on loans previously charged-off. It is the Company’s policy to promptly charge-off loan balances at the time they have been deemed uncollectible. Please also see Note 7 - Allowance for Credit Losses, of the consolidated financial statements for additional discussion concerning the Company’s ACL methodology, including discussion concerning economic forecasts used in the determination of the ACL.

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

Goodwill

Goodwill assets arise from the acquisition method of accounting for business combinations and represent the excess value of the consideration paid over the fair value of the net assets acquired. Goodwill assets are deemed to have indefinite lives, are not subject to amortization and instead are tested for impairment at least annually. The Company’s policy is to assess goodwill for impairment in the fourth quarter of each year or more frequently if events or circumstances lead management to believe the value of goodwill may be impaired. Impairment testing is performed at the reporting unit level, which is considered the Corporation level as management has identified the Corporation as its sole reporting unit as of the date of the consolidated statements of financial condition. Management’s assessment of goodwill is performed in accordance with ASC 350-20 - Goodwill and Other - Goodwill, which allows the Company to first perform a qualitative assessment of goodwill to determine if it is more likely than not the fair value of the Company’s equity is below its carrying value. However, GAAP also allows the Company, at its option, to unconditionally forego the qualitative assessment and proceed directly to a quantitative assessment. When performing a qualitative assessment of goodwill, should the results of such analysis indicate it is more likely than not the fair value of the Company’s equity is below its carrying value, the Company then performs the quantitative assessment of goodwill to determine the fair value of the reporting unit and compares it to its carrying value. If the fair value of the reporting unit is below its carrying value, the Company would then recognize the amount of impairment as the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the total amount of goodwill allocated to the reporting unit. Impairment losses are recorded as a charge to noninterest expense.

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

Acquired Loans

Loans acquired through purchase or a business combination are recorded at their fair value at the acquisition date. The Company performs an assessment of acquired loans to first determine if such loans have experienced more than insignificant deterioration in credit quality since their origination and thus should be classified and accounted for as PCD loans. For loans that have not experienced more than insignificant deterioration in credit quality since origination, referred to as non-PCD loans, the Company records such loans at fair value, with any resulting discount or premium accreted or amortized into interest income over the remaining life of the loan using the interest method. Additionally, upon the purchase or acquisition of non-PCD loans, the Company measures and records an ACL based on the Company’s methodology for determining the ACL. The ACL for non-PCD loans is recorded through a charge to provision for credit losses in the period in which the loans were purchased or acquired.

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

Fair Value of Financial Instruments

We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available-for-sale, derivative instruments, and equity warrant assets are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other financial assets at fair value on a non-recurring basis, such as collateral dependent loans that are individually evaluated and OREO. These non-recurring fair value adjustments typically involve the application of lower of cost or fair value accounting or write-downs of individual assets. Please also see Note 11 - Fair Value of Financial Instruments of the consolidated financial statements for more information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used, and its impact to earnings, as well as the estimate fair value disclosures for financial instruments not recorded at fair value.

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

	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
	(Dollars in thousands)
Net income	$68,668	$67,136	$25,740
Plus: amortization of intangible assets expense	4,143	4,505	3,965
Less: amortization of intangible assets expense tax adjustment (1)	1,185	1,288	1,137
Net income for average tangible common equity	$71,626	$70,353	$28,568

Average stockholders’ equity	$2,749,641	$2,710,509	$2,037,126
Less: average intangible assets	83,946	88,216	81,744
Less: average goodwill	898,587	898,436	808,322
Average tangible common equity	$1,767,108	$1,723,857	$1,147,060

Return on average equity (2)	9.99%	9.91%	5.05%
Return on average tangible common equity (2)	16.21%	16.32%	9.96%
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

	March 31,	December 31,
	2021	2020
	(Dollars in thousands)
Total stockholders’ equity	$2,703,098	$2,746,649
Less: intangible assets	981,568	984,076
Tangible common equity	$1,721,530	$1,762,573

Common shares issued and outstanding	94,644,415	94,483,136

Book value per share	$28.56	$29.07
Less: intangible book value per share	10.37	10.42
Tangible book value per share	$18.19	$18.65

Total assets	$20,173,298	$19,736,544
Less: intangible assets	981,568	984,076
Tangible assets	$19,191,730	$18,752,468

Tangible common equity ratio	8.97%	9.40%

For periods presented below, efficiency ratio is a non-GAAP financial measure derived from GAAP-based amounts. This figure represents the ratio of noninterest expense less other real estate owned operations, core deposit intangible amortization, and merger-related expense to the sum of net interest income before provision for loan losses and total noninterest income, less gain/(loss) on sale of securities, other income - security recoveries on investment securities, gain/(loss) on sale of other real estate owned, and gain/(loss) from debt extinguishment. Management believes that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business.

	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
	(Dollars in thousands)
Total noninterest expense	$92,489	$99,939	$66,631
Less: amortization of intangible assets	4,143	4,505	3,965
Less: merger-related expense	5	5,071	1,724
Less: other real estate owned operations, net	—	(5)	14
Noninterest expense, adjusted	$88,341	$90,368	$60,928

Net interest income before provision for loan losses	$161,652	$168,198	$109,175
Add: total noninterest income	23,740	23,194	14,475
Less: net gain from investment securities	4,046	5,002	7,760
Less: other income - security recoveries	2	1	—
Less: net gain (loss) from other real estate owned	—	(70)	—
Less: net gain (loss) from debt extinguishment	(503)	—	—
Revenue, adjusted	$181,847	$186,459	$115,890

Efficiency ratio	48.6%	48.5%	52.6%

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

	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
	(Dollars in thousands)
Net interest income	$161,652	$168,198	$109,175
Less: scheduled accretion income	3,878	4,911	1,793
Less: accelerated accretion income	5,988	6,120	2,312
Less: premium amortization on CDs	1,751	2,358	63
Less: nonrecurring nonaccrual interest paid	(603)	322	—
Core net interest income	$150,638	$154,487	$105,007

Average interest-earning assets	$18,490,426	$18,519,437	$10,363,570

Net interest margin (1)	3.55%	3.61%	4.24%
Core net interest margin (1)	3.30%	3.32%	4.08%
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

	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
	(Dollars in thousands)
Interest income	$172,994	$180,824	$123,789
Interest expense	11,342	12,626	14,614
Net interest income	161,652	168,198	109,175
Noninterest income	23,740	23,194	14,475
Revenue	185,392	191,392	123,650
Noninterest expense	92,489	99,939	66,631
Add: merger-related expense	5	5,071	1,724
Pre-provision net revenue	92,908	96,524	58,743
Pre-provision net revenue (annualized)	$371,632	$386,096	$234,972

Average assets	$19,994,260	$20,059,893	$11,591,336

Pre-provision net revenue on average assets	0.46%	0.48%	0.51%
Pre-provision net revenue on average assets (annualized)	1.86%	1.92%	2.03%

RESULTS OF OPERATIONS

The following table presents the components of results of operations, share data, and performance ratios for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
	(Dollar in thousands, except per share data and percentages)
Operating Data
Interest income	$172,994	$180,824	$123,789
Interest expense	11,342	12,626	14,614
Net interest income	161,652	168,198	109,175
Provision for credit losses	1,974	1,517	25,454
Net interest income after provision for credit losses	159,678	166,681	83,721
Net gains from loan sales	361	328	771
Other noninterest income	23,379	22,866	13,704
Noninterest expense	92,489	99,939	66,631
Net income before income taxes	90,929	89,936	31,565
Income tax expense	22,261	22,800	5,825
Net income	$68,668	$67,136	$25,740
Pre-provision net revenue (3)	$92,908	$96,524	$58,743
Share Data
Earnings per share:
Basic	$0.73	$0.71	$0.43
Diluted	0.72	0.71	0.43
Common equity dividends declared per share	0.30	0.28	0.25
Dividend payout ratio (1)	41.26%	39.39%	57.83%
Performance Ratios
Return on average assets (2)	1.37%	1.34%	0.89%
Return on average equity (2)	9.99	9.91	5.05
Return on average tangible common equity (2)(3)	16.21	16.32	9.96
Pre-provision net revenue on average assets (2)(3)	1.86	1.92	2.03
Average equity to average assets	13.75	13.51	17.57
Efficiency ratio (3)	48.6	48.5	52.6
______________________________
(1) Dividend payout ratio is defined as common equity dividends declared per share divided by basic earnings per share.
(2) Ratio is annualized.
(3) A reconciliation of the non-GAAP measures of return on average tangible common equity, pre-provision net revenue, pre-provision net revenue on average assets, and efficiency ratio are set forth in the Non-GAAP Measures section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

In the first quarter of 2021, we reported net income of $68.7 million, or $0.72 per diluted share. This compares with net income of $67.1 million, or $0.71 per diluted share, for the fourth quarter of 2020. The increase in net income was primarily due to a decrease of $7.5 million in noninterest expense, driven by a decrease of $5.1 million in merger-related costs, an increase of $546,000 in noninterest income, and a decrease in income tax expense of $539,000, partially offset by a decrease of $6.5 million in net interest income.

Net income of $68.7 million, or $0.72 per diluted share, for the first quarter of 2021 compares to net income for the first quarter of 2020 of $25.7 million, or $0.43 per diluted share. The increase in net income of $42.9 million was primarily due to a $52.5 million increase in net interest income, a $23.5 million decrease in the provision for credit losses, and a $9.3 million increase in noninterest income, partially offset by a $25.9 million increase in noninterest expense and an $16.4 million increase in income tax expense. The year-over-year increases reflect the impact of the acquisition of Opus in the second quarter of 2020.

For the three months ended March 31, 2021, the Company’s return on average assets was 1.37%, return on average equity was 9.99%, and return on average tangible common equity was 16.21%. For the three months ended December 31, 2020, the return on average assets was 1.34%, the return on average equity was 9.91%, and the return on average tangible common equity was 16.32%. For the three months ended March 31, 2020, the return on average assets was 0.89%, the return on average equity was 5.05%, and the return on average tangible common equity was 9.96%.

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

Net interest income totaled $161.7 million in the first quarter of 2021, a decrease of $6.5 million, or 3.9%, from the fourth quarter of 2020. The decrease in net interest income reflected 2 less days of interest, lower average loan balances and yields, and lower accretion income, partially offset by a lower cost of funds driven by lower rates paid on deposits and lower average balances of retail and brokered certificates of deposit.

The net interest margin for the first quarter of 2021 was 3.55%, compared with 3.61% in the prior quarter. Our core net interest margin, which excludes the impact of loan accretion income, certificates of deposit mark-to-market amortization, and other adjustments, decreased 2 basis points to 3.30%, compared to 3.32% in the prior quarter. The decrease was driven by lower average loan yields and the shift in our interest-earning assets mix, partially offset by a lower cost of deposits.

Net interest income for the first quarter of 2021 increased $52.5 million, or 48.1%, compared to the first quarter of 2020. The increase was attributable to an increase in average interest-earning assets of $8.13 billion, which primarily resulted from the acquisition of Opus in the second quarter of 2020, as well as a higher average investment securities balance and a lower cost of funds, partially offset by lower average loan and investment yields and a higher average balance of deposits.

The following table presents the interest spread, net interest margin, average balances calculated based on daily average, interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, and the average yield/rate by asset and liability component for the periods indicated:

	Average Balance Sheet
	Three Months Ended
	March 31, 2021			December 31, 2020			March 31, 2020
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Cash and cash equivalents	$1,309,366	$301	0.09%	$1,239,035	$286	0.09%	$215,746	$216	0.40%
Investment securities	4,087,451	17,468	1.71	3,964,592	17,039	1.72	1,502,572	10,308	2.74
Loans receivable, net (1)(2)	13,093,609	155,225	4.81	13,315,810	163,499	4.88	8,645,252	113,265	5.27
Total interest-earning assets	18,490,426	172,994	3.79	18,519,437	180,824	3.88	10,363,570	123,789	4.80
Noninterest-earning assets	1,503,834			1,540,456			1,227,766
Total assets	$19,994,260			$20,059,893			$11,591,336
Liabilities and equity
Interest-bearing deposits:
Interest checking	$3,060,055	$419	0.06%	$2,971,983	$652	0.09%	$576,203	$609	0.43%
Money market	5,447,909	2,588	0.19	5,368,054	3,296	0.24	3,161,867	6,071	0.77
Savings	368,288	82	0.09	360,148	86	0.09	238,848	97	0.16
Retail certificates of deposit	1,425,093	1,201	0.34	1,507,959	1,413	0.37	936,489	3,464	1.49
Wholesale/brokered certificates of deposit	118,854	136	0.46	176,085	238	0.54	43,432	246	2.28
Total interest-bearing deposits	10,420,199	4,426	0.17	10,384,229	5,685	0.22	4,956,839	10,487	0.85
FHLB advances and other borrowings	22,012	65	1.20	37,560	121	1.28	337,551	1,081	1.29
Subordinated debentures	501,553	6,851	5.46	501,461	6,820	5.44	215,190	3,046	5.66
Total borrowings	523,565	6,916	5.36	539,021	6,941	5.12	552,741	4,127	3.00
Total interest-bearing liabilities	10,943,764	11,342	0.42	10,923,250	12,626	0.46	5,509,580	14,614	1.07
Noninterest-bearing deposits	6,034,319			6,125,171			3,898,399
Other liabilities	266,536			300,963			146,231
Total liabilities	17,244,619			17,349,384			9,554,210
Stockholders’ equity	2,749,641			2,710,509			2,037,126
Total liabilities and equity	$19,994,260			$20,059,893			$11,591,336
Net interest income		$161,652			$168,198			$109,175

Net interest margin (3)			3.55%			3.61%			4.24%
Cost of deposits			0.11			0.14			0.48
Cost of funds (4)			0.27			0.29			0.62
Ratio of interest-earning assets to interest-bearing liabilities			168.96			169.54			188.10
______________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums.
(2) Interest income includes net discount accretion of $9.9 million, $11.0 million, and $4.1 million, respectively.
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

	Three Months Ended March 31, 2021 Compared to Three Months Ended December 31, 2020 Increase (Decrease) Due to
	Volume	Days	Rate	Net
	(Dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$22	$(7)	$—	$15
Investment securities	528	—	(99)	429
Loans receivable, net	(2,594)	(3,449)	(2,231)	(8,274)
Total interest-earning assets	(2,044)	(3,456)	(2,330)	(7,830)
Interest-bearing liabilities
Interest checking	21	(9)	(245)	(233)
Money market	50	(58)	(700)	(708)
Savings	(2)	(2)	—	(4)
Retail certificates of deposit	(75)	(27)	(110)	(212)
Wholesale/brokered certificates of deposit	(68)	(3)	(31)	(102)
FHLB advances and other borrowings	(48)	(1)	(7)	(56)
Subordinated debentures	1	—	30	31
Total interest-bearing liabilities	(121)	(100)	(1,063)	(1,284)
Change in net interest income	$(1,923)	$(3,356)	$(1,267)	$(6,546)

	Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020 Increase (Decrease) Due to
	Volume	Days	Rate	Net
	(Dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$104	$(3)	$(16)	$85
Investment securities	9,159	—	(1,999)	7,160
Loans receivable, net	52,628	(1,725)	(8,943)	41,960
Total interest-earning assets	61,891	(1,728)	(10,958)	49,205
Interest-bearing liabilities
Interest checking	(232)	(5)	47	(190)
Money market	82,574	(29)	(86,028)	(3,483)
Savings	(74)	(1)	60	(15)
Retail certificates of deposit	4,698	(13)	(6,948)	(2,263)
Wholesale/brokered certificates of deposit	(199)	(2)	91	(110)
FHLB advances and other borrowings	(944)	(1)	(71)	(1,016)
Subordinated debentures	3,909	—	(104)	3,805
Total interest-bearing liabilities	89,732	(51)	(92,953)	(3,272)
Change in net interest income	$(27,841)	$(1,677)	$81,995	$52,477

Provision for Credit Losses

Provision for credit losses for the first quarter of 2021 was $2.0 million, an increase of $457,000 from the fourth quarter of 2020 and a decrease of $23.5 million from the first quarter of 2020. The increase from the fourth quarter of 2020 was primarily due to a provision for unfunded commitments of $1.7 million as a result of an increase in outstanding unfunded commitments in the commercial and industrial loan segment in conjunction with continued unfavorable, but improving economic conditions and forecasts reflected in the Company’s CECL model. The provision for loan losses in the first quarter of 2021 reflected improved economic conditions, a decrease in loans held for investment, and lower net charge offs compared to the prior quarter. The provision in the first quarter of 2020 reflected unfavorable changes in economic forecasts related to the onset of the COVID-19 pandemic.

	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Provision for Credit Losses	(Dollars in thousands)
Provision for loan losses	$315	$(8,079)	$25,382
Provision for unfunded commitments	1,659	9,596	72
Total provision for credit losses	$1,974	$1,517	$25,454

Noninterest Income

The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Noninterest Income	(Dollars in thousands)
Loan servicing income	$458	$633	$480
Service charges on deposit accounts	2,032	2,005	1,715
Other service fee income	473	459	311
Debit card interchange fee income	787	777	348
Earnings on bank-owned life insurance	2,233	2,240	1,336
Net gain from sales of loans	361	328	771
Net gain from sales of investment securities	4,046	5,002	7,760
Trust custodial account fees	7,222	7,296	—
Escrow and exchange fees	1,526	1,257	—
Other income	4,602	3,197	1,754
Total noninterest income	$23,740	$23,194	$14,475

Noninterest income for the first quarter of 2021 was $23.7 million, an increase of $546,000 from the fourth quarter of 2020. The increase was primarily due to $2.3 million of SBA PPP referral fees recorded in other income, partially offset by a $1.0 million decrease in net gain from sales of investment securities.

During the first quarter of 2021, the Bank sold $1.3 million of Small Business Administration (“SBA”) loans for a net gain of $69,000 and fully charged-off loans for a net gain of $292,000, compared to the sale of $2.1 million of SBA loans and $59.2 million of other loans for net gains of $154,000 and $174,000, respectively, during the fourth quarter of 2020.

During the first quarter of 2021, the Bank sold $175.3 million of investment securities for a net gain of $4.0 million, compared to the sale of $202.6 million of investment securities for a net gain of $5.0 million in the fourth quarter of 2020.

Noninterest income for the first quarter of 2021 increased $9.3 million, or 64.0%, compared to the first quarter of 2020. The increase was primarily due to the addition of $7.2 million of trust custodial account fees and $1.5 million of escrow and exchange fee income following the Opus acquisition, a $2.8 million increase in other income primarily due to $2.3 million of SBA PPP referral fees, a $791,000 increase in equity investment income, and an $897,000 increase in earnings on bank-owned life insurance (“BOLI”), partially offset by a $3.7 million decrease in net gain from sales of investment securities and a $410,000 decrease in net gain from the sales of loans.

The net gain from sales of loans for the first quarter of 2021 decreased from the same period last year primarily due to the sale of $1.3 million of SBA loans for a net gain of $69,000 and the sale of fully charged-off loans for a net gain of $292,000, compared with the sale of $15.9 million of SBA loans for a net gain of $1.2 million and $23.0 million of other loans for a net loss of $404,000 during the first quarter of 2020.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Noninterest Expense	(Dollars in thousands)
Compensation and benefits	$52,548	$52,044	$34,376
Premises and occupancy	11,980	13,268	8,168
Data processing	5,828	5,990	3,253
Other real estate owned operations, net	—	(5)	14
FDIC insurance premiums	1,181	1,213	367
Legal and professional services	3,935	4,305	3,126
Marketing expense	1,598	1,442	1,412
Office expense	1,829	2,191	1,103
Loan expense	1,115	1,084	822
Deposit expense	3,859	5,026	4,988
Merger-related expense	5	5,071	1,724
Amortization of intangible assets	4,143	4,505	3,965
Other expense	4,468	3,805	3,313
Total noninterest expense	$92,489	$99,939	$66,631
Noninterest expense totaled $92.5 million for the first quarter of 2021, a decrease of $7.5 million compared to the fourth quarter of 2020, primarily due to a decrease of $5.1 million in merger-related expense associated with the Opus acquisition. Excluding merger-related expense, noninterest expense decreased $2.4 million compared to the fourth quarter of 2020, driven primarily by a $1.3 million decrease in premises and occupancy expense, a $1.2 million decrease in deposit expense, as well as other decreases, partially offset by a $663,000 increase in other expense primarily related to higher charitable contributions.

Noninterest expense increased by $25.9 million compared to the first quarter of 2020. Excluding merger-related expense, noninterest expense increased $27.6 million compared to the first quarter of 2020. The increase was primarily due to an $18.2 million increase in compensation and benefits, a $3.8 million increase in premises and occupancy expense, a $2.6 million increase in data processing expense, a $1.2 million increase in other expense, an $814,000 increase in FDIC insurance premiums, an $809,000 increase in legal and professional services, and a $726,000 increase in office expense, predominately as a result of the additional operations, personnel, branches, and divisions retained with the acquisition of Opus. These increases were partially offset by a $1.1 million decrease in deposit expense.

The Company’s efficiency ratio was 48.6% for the first quarter of 2021, compared to 48.5% for the fourth quarter of 2020 and 52.6% for the first quarter of 2020.

Income Taxes

For the three months ended March 31, 2021, December 31, 2020, and March 31, 2020, income tax expense was $22.3 million, $22.8 million, and $5.8 million, respectively, and the effective income tax rate was 24.5%, 25.4%, and 18.5%, respectively. Our effective tax rate for the three months ended March 31, 2021 differs from the 21% federal statutory rate due to the impact of state taxes as well as various permanent tax differences, including tax exempt income from municipal securities, BOLI income, tax credits from low-income housing tax credit (“LIHTC”) investments, and the exercise of stock options and vesting of other stock-based compensation.

The decrease in effective tax rate, compared to the fourth quarter of 2020, was primarily due to the excess tax benefit from stock-based compensation recognized in the first quarter of 2021. The lower effective tax rate from the first quarter of 2020 was due to a one-time federal tax benefit of $2.6 million associated with net operating loss (“NOL”) carryback related to our acquisition of Grandpoint Capital, Inc. in 2018 as a result of the CARES Act that was signed into law in March 2020 in response to the outbreak of COVID-19. With the passage of the CARES Act, the Company is permitted to carry back NOLs to prior tax years, which have higher income tax rates at which these benefits can be realized.

The total amount of unrecognized tax benefits was $255,000 as of March 31, 2021 and December 31, 2020. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $184,000 at March 31, 2021 and December 31, 2020. The Company does not believe that the unrecognized tax benefits will change significantly within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued for $24,000 and $22,000 of such interest at March 31, 2021 and December 31, 2020, respectively. No amounts for penalties were accrued.

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

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carryback years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Based on the analysis, the Company has determined that a valuation allowance against capital loss carryforward of $199,000 was required as of March 31, 2021 as it is more likely that not that the Company would not generate future capital gains to offset the capital loss carryforward. Except for the valuation allowance against the capital loss carryforward of $199,000, a valuation allowance for deferred tax assets was not required as of March 31, 2021 and December 31, 2020.

FINANCIAL CONDITION

At March 31, 2021, assets totaled $20.17 billion, an increase of $436.8 million, or 2.2%, from December 31, 2020. The increase was primarily due to increases in cash and cash equivalents, partially offset by decreases of $112.3 million in total loans, $75.6 million in investment securities, and $52.1 million in other assets. The decrease in other assets was primarily due to lower accounts receivable, interest rate swap assets, and right-of-use assets.

Loans

Loans held for investment totaled $13.12 billion at March 31, 2021, a decrease of $119.0 million, or 0.9%, from December 31, 2020. The decrease was driven by loan maturities, prepayments, and lower line utilization rates, partially offset by higher funded loans in the first quarter of 2021. Business line utilization rates decreased from 36.1% at the end of the fourth quarter of 2020 to 29.7% at the end of the first quarter of 2021. Since December 31, 2020, investor loans secured by real estate increased $186.5 million, commercial loans decreased $159.5 million, business loans secured by real estate decreased $96.8 million, and retail loans decreased $49.1 million.

Loans held for sale, which primarily represent the guaranteed portion of SBA and USDA loans that the Bank originates for sale, increased by $6.7 million from December 31, 2020 to $7.3 million at March 31, 2021.

The total end-of-period weighted average interest rate on loans, net of fees and discounts, at March 31, 2021 was 4.21%, compared to 4.27% at December 31, 2020. The decrease reflects the impact of lower rates on new originations as well as the repricing of loans as a result of the Federal Reserve’s federal funds rate decrease in March 2020.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio, and gives the weighted average interest rate by loan category at the dates indicated:

	March 31, 2021			December 31, 2020
	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$2,729,785	20.8%	4.32%	$2,675,085	20.2%	4.35%
Multifamily	5,309,592	40.5	3.98	5,171,356	39.1	4.04
Construction and land	316,458	2.4	5.33	321,993	2.4	5.60
SBA secured by real estate	56,381	0.4	5.00	57,331	0.4	5.01
Total investor loans secured by real estate	8,412,216	64.1	4.15	8,225,765	62.1	4.21
Business loans secured by real estate
CRE owner-occupied	2,029,984	15.5	4.37	2,114,050	16.0	4.45
Franchise real estate secured	340,805	2.6	4.96	347,932	2.6	5.07
SBA secured by real estate	73,967	0.6	5.24	79,595	0.6	5.21
Total business loans secured by real estate	2,444,756	18.7	4.47	2,541,577	19.2	4.56
Commercial loans
Commercial and industrial	1,656,098	12.6	3.89	1,768,834	13.4	3.85
Franchise non-real estate secured	399,041	3.0	5.31	444,797	3.4	5.40
SBA non-real estate secured	14,908	0.1	5.61	15,957	0.1	5.62
Total commercial loans	2,070,047	15.7	4.17	2,229,588	16.9	4.16
Retail loans
Single family residential	184,049	1.4	4.24	232,574	1.8	4.28
Consumer	6,324	0.1	5.24	6,929	—	5.56
Total retail loans	190,373	1.5	4.27	239,503	1.8	4.31
Gross loans held for investment (1)	13,117,392	100.0%	4.21	13,236,433	100.0%	4.27
Allowance for credit losses for loans held for investment	(266,999)			(268,018)
Loans held for investment, net	$12,850,393			$12,968,415

Loans held for sale, at lower of cost or fair value	$7,311			$601
______________________________
(1) Includes unaccreted fair value net purchase discounts of $103.9 million and $113.8 million as of March 31, 2021 and December 31, 2020, respectively.

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally initiate proceedings to pursue our remedies under the loan documents. For loans secured by real estate, we record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale where we generally acquire title to the property. Loans delinquent 30 or more days as a percentage of loans held for investment were 0.17% at March 31, 2021, compared to 0.10% at December 31, 2020.

The following table sets forth delinquencies in the Company’s loan portfolio as of the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(Dollars in thousands)
At March 31, 2021
Investor loans secured by real estate
CRE non-owner-occupied	2	$9,743	—	$—	1	$548	3	$10,291
SBA secured by real estate	—	—	—	—	2	440	2	440
Total investor loans secured by real estate	2	9,743	—	—	3	988	5	10,731
Business loans secured by real estate
CRE owner-occupied	—	—	—	—	4	5,304	4	5,304
SBA secured by real estate	—	—	—	—	2	660	2	660
Total business loans secured by real estate	—	—	—	—	6	5,964	6	5,964
Commercial loans
Commercial and industrial	5	3,068	4	61	2	1,766	11	4,895
SBA non-real estate secured	1	305	—	—	1	692	2	997
Total commercial loans	6	3,373	4	61	3	2,458	13	5,892
Retail loans
Total retail loans	—	—	—	—	—	—	—	—
Total	8	$13,116	4	$61	12	$9,410	24	$22,587
Delinquent loans to loans held for investment		0.10%		—%		0.07%		0.17%
.
.

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(Dollars in thousands)
At December 31, 2020
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	2	$757	2	$757
Multifamily	1	1	—	—	—	—	1	1
SBA secured by real estate	—	—	—	—	3	1,257	3	1,257
Total investor loans secured by real estate	1	1	—	—	5	2,014	6	2,015
Business loans secured by real estate
CRE owner-occupied	—	—	—	—	4	5,304	4	5,304
SBA secured by real estate	1	486	—	—	5	1,073	6	1,559
Total business loans secured by real estate	1	486	—	—	9	6,377	10	6,863
Commercial loans
Commercial and industrial	10	428	2	57	6	2,898	18	3,383
SBA non-real estate secured	2	338	—	—	1	707	3	1,045
Total commercial loans	12	766	2	57	7	3,605	21	4,428
Retail loans
Single family residential (5)	1	15	—	—	—	—	1	15
Consumer	1	1	—	—	—	—	1	1
Total retail loans	2	16	—	—	—	—	2	16
Total	16	$1,269	2	$57	21	$11,996	39	$13,322
Delinquent loans to loans held for investment		0.01%		—%		0.09%		0.10%

Troubled Debt Restructurings

We sometimes modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments, and, in limited cases, concessions to the outstanding loan balances. These loans are classified as TDRs. As of March 31, 2021 and December 31, 2020, there were no loans reported as TDRs. During the three months ended March 31, 2021 and 2020, there were no loans modified as TDRs. During the three months ended March 31, 2021, there were no TDRs that experienced payment defaults after modifications within the previous 12 months. During the three months ended March 31, 2020, one TDR totaling $1.3 million experienced a payment default and was placed on nonaccrual.

In accordance with the CARES Act, the Company implemented various loan modification programs beginning in April 2020 to provide its borrowers relief from the economic impacts of COVID-19 and determined none of the COVID-19 related loan modifications need to be characterized as TDRs. As of March 31, 2021, there were no loans remaining within their modification period due to COVID-19 hardship under the CARES Act. At December 31, 2020, 52 loans totaling $79.5 million, or 0.60% of loans held for investment, remained within their modification period, of which $20.2 million of loans had migrated to the substandard risk grade. No loans were in-process for potential modification as of December 31, 2020. See Note 6 - Loans Held for Investment for additional information.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), OREO, and other repossessed assets owned. It is our general policy to place a loan on nonaccrual status when the loan becomes 90 days or more past due or when collection of principal or interest appears doubtful.

Nonperforming assets totaled $38.9 million, or 0.19% of total assets, at March 31, 2021, an increase from $29.2 million, or 0.15% of total assets, at December 31, 2020. There was no other real estate owned at March 31, 2021 and December 31, 2020. The increase in nonperforming assets during the three month period ending March 31, 2021 was primarily attributable to $12.6 million of nonperforming loans added during the quarter, primarily CRE non-owner occupied loans, and to a lesser extent commercial and industrial loans, partially offset by loan charge-offs and repayments during the quarter. The Company had no loans 90 days or more past due and accruing at March 31, 2021 and December 31, 2020.

The following table sets forth our composition of nonperforming assets at the dates indicated:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Nonperforming assets
Investor loans secured by real estate
CRE non-owner-occupied	$12,284	$2,792
SBA secured by real estate	440	1,257
Total investor loans secured by real estate	12,724	4,049
Business loans secured by real estate
CRE owner-occupied	6,060	6,083
SBA secured by real estate	727	1,143
Total business loans secured by real estate	6,787	7,226
Commercial loans
Commercial and industrial	5,610	3,974
Franchise non-real estate secured	13,082	13,238
SBA non-real estate secured	692	707
Total commercial loans	19,384	17,919
Retail loans
Single family residential	14	15
Total retail loans	14	15
Total nonperforming loans	38,909	29,209
Other real estate owned	—	—
Other assets owned	—	—
Total	$38,909	$29,209

Allowance for credit losses	$266,999	$268,018
Allowance for credit losses as a percent of total nonperforming loans	686%	918%
Nonperforming loans as a percent of loans held for investment	0.30	0.22
Nonperforming assets as a percent of total assets	0.19	0.15

Allowance for Credit Losses

The Company accounts for credit losses on loans and unfunded loan commitments in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans and unfunded loan commitments at the time of origination or acquisition. The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated statements of financial condition. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. Loans that have been deemed by management to no longer possess similar risk characteristics are evaluated individually under a discounted cash flow approach, and loans that have been deemed collateral dependent are evaluated individually based on the expected estimated fair value of the underlying collateral.

The Company measures the ACL on commercial real estate and commercial loans using a discounted cash flow approach, using the loan’s effective interest rate, while the ACL for retail loans is based on a historical loss rate model. The discounted cash flow methodology relies on several significant components essential to the development of estimates for future cash flows on loans and unfunded commitments. These components consist of: (i) the estimated probability of default, (ii) the estimated loss given default, which represents the estimated severity of the loss when a loan is in default, (iii) estimates for prepayment activity on loans, and (iv) the estimated exposure to the Company at default. With respect to unfunded loan commitments, the Company’s incorporates estimates for utilization, based on historical loan data. Probability of default and loss given default for commercial real estate loans are derived from a third party, using proxy loan information, and loan and property level attributes. Additionally, loss given default for commercial real estate loans incorporates an estimate for the loss severity associated with loans where the borrower fails to meet their debt obligation at maturity. External factors that impact loss given default for commercial real estate loans include: changes in the index for CRE pricing, GDP growth rate, unemployment rates, and the Moody’s Baa rating corporate debt interest rate spread.

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

The Company’s ACL includes assumptions concerning current and future economic conditions using reasonable and supportable forecasts and how those forecasts are expected to impact a borrower’s ability to satisfy their obligation to the Bank and the ultimate collectability of future cash flows over the life of a loan. The Company uses economic scenarios from Moody’s Analytics. These scenarios are based on past events, current conditions, and the likelihood of future events occurring. Management periodically evaluates economic scenarios, determines whether to utilize multiple probability-weighted scenarios, and if multiple scenarios are utilized, evaluates and determines the weighting for each scenario used in the Company’s ACL model, and thus the scenarios and weightings of each scenario may change in future periods. Economic scenarios as well as assumptions within those scenarios can vary based on changes in current and expected economic conditions and due to the occurrence of specific events such as the ongoing COVID-19 pandemic.

As of March 31, 2021, the Company’s ACL model used three probability-weighted scenarios representing a base-case scenario, an upside scenario, and a downside scenario. The weightings assigned to each scenario were as follows: the base-case scenario, or most likely scenario, was assigned a weighting of 40%, while the upside and downside scenarios were each assigned weightings of 30%. These economic scenarios include the current and estimated future impact associated with the on-going COVID-19 pandemic. The Company evaluated the weightings of each economic scenario in the current period with the assistance of Moody's Analytics, and determined the current weightings of 40% for the base-case scenario, and 30% for each of the upside and downside scenarios appropriately reflect the likelihood of outcomes for each scenario given the current economic environment. The use of three probability-weighted scenarios in the first quarter of 2021 is consistent with the approach used in the Company’s ACL model during the fourth quarter of 2020.

As of March 31, 2020, and in response to the onset of the COVID-19 pandemic, the Company with the assistance of an independent third party, determined it appropriate to include an economic scenario in its ACL model that was reflective of the estimated economic effects of the pandemic, including the responses to contain the pandemic. This scenario was referred to as the critical pandemic scenario. Additionally, the Company evaluated the weightings of each economic scenario in the first quarter of 2020 with the assistance of an independent third party, and revised those weightings to levels it believed appropriate to reflect the likelihood of outcomes for each scenario given the change in economic environment during the first quarter of 2020. As such, for the three months ended March 31, 2020, the Company’s ACL model incorporated three economic scenarios comprised of: the critical pandemic scenario weighted 30%, the more severe (as compared to the critical pandemic scenario) downside scenario weighted 32.5% and the base-case scenario weighted 37.5%. These weightings were reflective of rapidly changing economic conditions, economic uncertainty and volatility in financial markets due to the onset of the COVID-19 pandemic, and the estimated likelihood that each scenario may occur as of March 31, 2020.

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

The economic forecasts used in the Company’s ACL model cover all states and metropolitan areas in the Unites States, and reflect changes in economic variables such as: GDP growth, interest rates, employment rates, changes in wages, retail sales, industrial production, metrics associated with the single-family and multifamily housing markets, vacancy rates, changes in equity market prices, and energy markets.

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

As of March 31, 2021, the Company’s ACL model incorporated the following assumptions for key economic variables in the base-case, upside and downside scenarios:

Base-case Scenario:

•CRE Price Index experiences declines throughout 2021, with the estimated annualized rate of decline slowing from approximately -13% in early 2021 to approximately -3% by the end of 2021. This scenario also assumes the CRE Price Index returns to modest levels of growth beginning in the first quarter of 2022, with the rate of growth increasing through the end of 2022.
•U.S. real GDP experiences growth within a range of 6-7% on an annualized basis throughout 2021. This scenario also assumes decelerating growth in real GDP throughout 2022, from the levels estimated for 2021. Growth in real GDP for 2022 under this scenario decelerates from approximately 7% annualized in early 2022 to approximately 2% annualized by the end of 2022.
•U.S. unemployment declining from approximately 6% in early 2021 to approximately 5% by the end of 2021. This scenario also assumes unemployment continues to decline in 2022 from approximately 5% in early 2022 to approximately 4% by the end of 2022.

Upside Scenario:

•CRE Price Index experiences a decline in first half of 2021, and then returning to growth of approximately 5% on an annualized basis during the second half of 2021.
•U.S. real GDP experiences accelerating growth within a range of 5-10% on an annualized basis throughout 2021. This scenario also assumes decelerating growth in real GDP throughout 2022, from the levels estimated for 2021. Growth in real GDP for 2022 under this scenario decelerates from approximately 10% annualized in early 2022 to approximately 1% annualized by the end of 2022.
•U.S. unemployment declining from approximately 6% in early 2021 to approximately 3% by the end of 2021. This scenario also assumes unemployment of 3% throughout all of 2022.

Downside Scenario:

•CRE Price Index experiences accelerating declines throughout 2021. Annualized declines of approximately -13% in Q1 2021 and accelerating to approximately -23% by the end of 2021. For 2022, the CRE Price Index is estimated to continue to decline through Q3 2022, before returning to growth in Q4 2022.
•U.S. real GDP experiences growth of approximately 5% in Q1 2021, followed by decreases of -3% for Q2, -2% for Q3 and -1% for Q4 of 2021. This scenario also assumes modest annualized growth in real GDP in 2022 of approximately 2-3%.
•U.S. unemployment increases throughout 2021 from approximately 6% in early 2021 to approximately 8% by the end of 2021. This scenario also assumes unemployment remains elevated in 2022 at approximately 8%.

The Company periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not be limited to, factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL. As of March 31, 2021, qualitative adjustments included in the ACL totaled $8.0 million. These adjustments relate to potential limitations in the model, as well as continued uncertainty concerning the strength of the economic recovery . Management determined through additional review that certain key model drivers are potentially underestimating the impact the ongoing COVID-19 pandemic may have on certain segments and classes of the loan portfolio, such as commercial real estate, franchise real estate secured loans, and SBA hotel loans. Management reviews the need for an appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.

At March 31, 2021, our ACL on loans was $267.0 million, a decrease of $1.0 million from $268.0 million at December 31, 2020. The decrease in the ACL for loans held for investment during the three months ended March 31, 2021 of $1.0 million is reflective of a $315,000 in provision for credit losses and $1.3 million in net charge-offs. The provision for credit losses for the three months ended March 31, 2021 is reflective of continued unfavorable, but improving economic conditions and forecasts used in the Company’s ACL model.

The change in the ACL for the three months ended March 31, 2020 of $79.7 million is reflective of a $55.7 million addition associated with the Company’s adoption of ASC 326 on January 1, 2020, which was recorded through a cumulative effect adjustment to retained earnings, a $25.4 million provision for credit losses on loans, and net charge-offs of $1.3 million. The provision for credit losses for the three months ended March 31, 2020 is reflective of unfavorable changes in economic forecasts used in the Company’s ACL model driven by the COVID-19 pandemic.

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

At March 31, 2021, the Company believes the ACL was adequate to cover current expected credit losses in the loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the ACL change, including the size and composition of the loan portfolio, the credit quality of the loan portfolio, as well as forecasts of future economic conditions, the Company’s estimate of current expected credit losses could also significantly change and affect the level of future provisions for credit losses.

The following table sets forth the Company’s ACL, its corresponding percentage of the loan category balance, and the percentage of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	March 31, 2021			December 31, 2020
Balance at end of period applicable to	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
	(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner-occupied	$45,545	1.67%	20.8%	$49,176	1.84%	20.2%
Multifamily	79,815	1.50	40.5	62,534	1.21	39.1
Construction and land	13,263	4.19	2.4	12,435	3.86	2.4
SBA secured by real estate	5,141	9.12	0.4	5,159	9.00	0.4
Total investor loans secured by real estate	143,764	1.71	64.1	129,304	1.57	62.1
Business loans secured by real estate
CRE owner-occupied	41,594	2.05	15.5	50,517	2.39	16.0
Franchise real estate secured	10,876	3.19	2.6	11,451	3.29	2.6
SBA secured by real estate	6,451	8.72	0.6	6,567	8.25	0.6
Total business loans secured by real estate	58,921	2.41	18.7	68,535	2.70	19.2
Commercial loans
Commercial and industrial	43,373	2.62	12.6	46,964	2.66	13.4
Franchise non-real estate secured	18,903	4.74	3.0	20,525	4.61	3.4
SBA non-real estate secured	890	5.97	0.1	995	6.24	0.1
Total commercial loans	63,166	3.05	15.7	68,484	3.07	16.9
Retail loans
Single family residential	822	0.45	1.4	1,204	0.52	1.8
Consumer loans	326	5.15	0.1	491	7.09	—
Total retail loans	1,148	0.60	1.5	1,695	0.71	1.8
Total	$266,999	2.04%	100.0%	$268,018	2.02%	100.0%
At March 31, 2021, the ratio of allowance for credit losses to loans held for investment was 2.04%, an increase from 2.02% at December 31, 2020. Our unamortized fair value discount on the loans acquired totaled $103.9 million, or 0.79% of total loans held for investment, at March 31, 2021, compared to $113.8 million, or 0.85% of total loans held for investment, at December 31, 2020.

The following table sets forth the activity within the Company’s allowance for credit losses in each of the loan categories listed for the periods indicated:

	Three Months Ended (1)
	March 31,	December 31,	March 31,
	2021	2020	2020
	(Dollars in thousands)
Balance, beginning of period	$268,018	$282,503	$35,698
Adoption of ASC 326	—	—	55,686
Provision (recapture) for credit losses	315	(8,079)	25,382
Charge-offs:
Investor loans secured by real estate
CRE non-owner-occupied	(154)	(8)	(387)
Construction and land	—	(162)	—
SBA secured by real estate	(265)	(6)	—
Business loans secured by real estate
Franchise real estate secured	—	(932)	—
SBA secured by real estate	(98)	(23)	(315)
Commercial loans
Commercial and industrial	(1,279)	(1,678)	(490)
Franchise non-real estate secured	(156)	(5,297)	—
SBA non-real estate secured	—	(97)	(236)
Retail loans
Single family residential	—	(44)	—
Consumer loans	—	(2)	(8)
Total charge-offs	(1,952)	(8,249)	(1,436)
Recoveries:
Investor loans secured by real estate
CRE non-owner occupied	—	44	—
Business loans secured by real estate
CRE owner-occupied	15	15	12
SBA secured by real estate	—	—	71
Commercial loans
Commercial and industrial	601	1,781	5
SBA non-real estate secured	2	1	4
Retail loans
Consumer loans	—	2	—
Total recoveries	618	1,843	92
Net loan charge-offs	(1,334)	(6,406)	(1,344)
Balance, end of period	$266,999	$268,018	$115,422

Ratios:
Annualized net charge-offs to average total loans, net	0.04%	0.19%	0.06%
Allowance for loan losses to loans held for investment at end of period	2.04	2.02	1.32
______________________________
(1) Effective January 1, 2020, the allowance for credit losses is accounted for under ASC 326, which is reflective of estimated expected lifetime credit losses. Prior to January 1, 2020, the allowance was accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the balance sheet date.

Investment Securities

We primarily use our investment portfolio for liquidity purposes, capital preservation, and to support our interest rate risk management strategies. Investments totaled $3.88 billion at March 31, 2021, a decrease of $75.6 million, or 1.9%, from $3.95 billion at December 31, 2020. The decrease was primarily the result of $175.3 million in sales, $170.4 million in principal payments, amortization, and redemptions, and a $105.7 million decrease in mark-to-market fair value adjustments, partially offset by $375.8 million in purchases, primarily municipal bonds, mortgage-backed securities, and agency securities.

Effective January 1, 2020, the Company adopted the new CECL accounting standard. The Company’s assessment of held-to-maturity and available-for-sale investment securities as of January 1, 2020 indicated that an ACL was not required. The Company determined the likelihood of default on held-to-maturity investment securities was remote, and the amount of expected non-repayment on those investments was zero. The Company also analyzed available-for-sale investment securities that were in an unrealized loss position as of January 1, 2020 and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As of March 31, 2021, there was no ACL for the Company’s held-to-maturity and available-for-sale investment securities. There were no investment securities classified as PCD upon acquisition of Opus during the second quarter of 2020. We recorded no allowance for credit losses for available-for-sale or held-to-maturity investment securities during the three months ended March 31, 2021 and March 31, 2020.

The following table sets forth the fair values and weighted average yields on our investment securities portfolio by contractual maturity at the date indicated:

	March 31, 2021
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury	$—	—%	$32,063	2.45%	$—	—%	$—	—%	$32,063	2.45%
Agency	—	—	325,584	1.01	252,084	1.56	85,491	1.81	663,159	1.32
Corporate	94,917	1.00	9,645	3.59	218,536	3.68	34,736	1.72	357,834	2.77
Municipal bonds	11,286	—	4,912	2.44	38,652	2.53	1,367,212	2.12	1,422,062	2.11
Collateralized mortgage obligations	—	—	27,373	0.47	207,662	0.81	273,936	1.44	508,971	1.13
Mortgage-backed securities	—	—	2,283	3.41	195,067	2.17	675,898	1.48	873,248	1.63
Total securities available-for-sale	106,203	0.89	401,860	1.18	912,001	2.07	2,437,273	1.85	3,857,337	1.80
Investment securities held-to-maturity:
Mortgage-backed securities	—	—	—	—	—	—	21,426	3.36	21,426	3.36
Other	—	—	—	—	—	—	1,578	0.97	1,578	0.97
Total securities held-to-maturity	—	—	—	—	—	—	23,004	3.20	23,004	3.20
Total securities	$106,203	0.89%	$401,860	1.18%	$912,001	2.07%	$2,460,277	1.86%	$3,880,341	1.81%

Liabilities and Stockholders’ Equity

Total liabilities were $17.47 billion at March 31, 2021, compared to $16.99 billion at December 31, 2020. The increase of $480.3 million, or 2.8%, from December 31, 2020 was primarily due to a $525.8 million, or 3.2%, increase in deposits.

Deposits.  At March 31, 2021, deposits totaled $16.74 billion, an increase of $525.8 million, or 3.2%, from $16.21 billion at December 31, 2020. Non-maturity deposits totaled $15.37 billion, or 91.8% of total deposits, an increase of $781.9 million, or 5.4%, from December 31, 2020. The increase in deposits included $291.6 million in noninterest-bearing checking, $248.4 million in money market/savings, and $241.8 million in interest-bearing checking, partially offset by decreases of $118.1 million in retail certificates of deposit, and $137.9 million in brokered certificates of deposit.

The total end of period weighted average rate of deposits at March 31, 2021 was 0.12%, a decrease from 0.18% at December 31, 2020, principally driven by lower pricing across all deposit product categories.

Our ratio of loans held for investment to deposits was 78.4% and 81.6% at March 31, 2021 and December 31, 2020, respectively.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates as of the last day of each period for each category of deposits presented:

	March 31, 2021			December 31, 2020
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing checking	$6,302,703	37.7%	—%	$6,011,106	37.1%	—%
Interest-bearing deposits:
Checking	3,155,071	18.8	0.05	2,913,260	18.0	0.06
Money market	5,533,936	33.1	0.15	5,302,073	32.7	0.23
Savings	377,481	2.2	0.09	360,896	2.2	0.09
Time deposit accounts:
Less than 1.00%	973,988	5.8	0.28	928,830	5.7	0.32
1.00 - 1.99	328,252	2.0	1.55	579,570	3.6	1.49
2.00 - 2.99	68,315	0.4	2.27	118,358	0.7	2.34
3.00 - 3.99	223	—	3.56	46	—	4.00
4.00 - 4.99	38	—	4.30	38	—	4.30
5.00 and greater	—	—	—	—	—	—
Total time deposit accounts	1,370,816	8.2	0.68	1,626,842	10.0	0.88
Total interest-bearing deposits	10,437,304	62.3	0.19	10,203,071	62.9	0.28
Total deposits	$16,740,007	100.0%	0.12%	$16,214,177	100.0%	0.18%

At March 31, 2021, we had $1.10 billion in certificates of deposit with balances of $100,000 or more, and $638.2 million in certificates of deposit with balances of $250,000 or more with maturities as follows:

	At March 31, 2021
	$100,000 through $250,000			Greater than $250,000			Total
Maturity Period	Amount	Weighted Average Rate	% of Total Deposits	Amount	Weighted Average Rate	% of Total Deposits	Amount	Weighted Average Rate	% of Total Deposits
	(dollars in thousands)
Certificates of deposit
Three months or less	$138,587	1.08%	0.83%	$287,047	0.71%	1.71%	$425,634	0.83%	2.54%
Over three months through 6 months	130,764	0.81	0.78	263,234	0.58	1.57	393,998	0.65	2.35
Over 6 months through 12 months	92,492	0.41	0.55	63,057	0.50	0.38	155,549	0.44	0.93
Over 12 months	104,201	0.54	0.62	24,846	0.85	0.15	129,047	0.60	0.77
Total	$466,044	0.75%	2.78%	$638,184	0.64%	3.81%	$1,104,228	0.69%	6.60%

Borrowings.  At March 31, 2021, total borrowings amounted to $511.6 million, a decrease of $20.9 million, or 3.9%, from $532.5 million at December 31, 2020, primarily due to lower FHLB advances.

At March 31, 2021, total borrowings represented 2.5% of total assets and had an end of period weighted average rate of 5.28%, compared with 2.7% of total assets at a weighted average rate of 5.16% at December 31, 2020.

At March 31, 2021, total borrowings were comprised of the following:

•FHLB advances of $10.0 million at 0.00%;
•Subordinated notes of $60.0 million at a fixed rate of 5.75% due September 3, 2024 (the “Notes I”) and a carrying value of $59.6 million, net of unamortized debt issuance cost of $419,000. Interest is payable semiannually at 5.75% per annum;
•Subordinated notes of $125.0 million at 4.875% fixed-to-floating rate due May 15, 2029 (the “Notes II”) and a carrying value of $122.9 million, net of unamortized debt issuance cost of $2.1 million. Interest is payable semiannually at an initial fixed rate of 4.875% per annum. From and including May 15, 2024, but excluding the maturity date or the date of earlier redemption, the Notes II will bear interest at a floating rate equal to three-month LIBOR plus a spread of 2.50% per annum, payable quarterly in arrears;
•Subordinated notes of $150.0 million at 5.375% fixed-to-floating rate due June 15, 2030 (the “Notes III”) and a carrying value of $147.6 million, net of unamortized debt issuance cost of $2.4 million. Interest on the Notes III accrue at a rate equal to 5.375% per annum from and including June 15, 2020 to, but excluding, June 15, 2025, payable semiannually in arrears. From and including June 15, 2025 to, but excluding, June 15, 2030 or the earlier redemption date, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be three-month term SOFR, plus a spread of 517 basis points, payable quarterly in arrears.
•$25.0 million of subordinated notes at a fixed rate of 7.125% due June 26, 2025, assumed in connection with the 2017 acquisition of Plaza Bancorp, Inc. At March 31, 2021, the carrying value of these notes was $25.1 million, which reflects purchase accounting fair value adjustments of $103,000.

•Subordinated notes of $135.0 million at 5.5% fixed-to-variable rate due July 1, 2026, assumed in connection with the acquisition of Opus in the second quarter of 2020. The notes bear interest at a fixed rate of per year until June 2021. After this date and for the remaining five years of the notes' term, interest will accrue at a variable rate of three-month LIBOR plus 4.285%. At March 31, 2021, the carrying value of these subordinated notes was $138.3 million, which reflects purchase accounting fair value adjustments of $3.3 million.
•$5.2 million of floating rate junior subordinated debt securities due January 1, 2037, associated with Heritage Oaks Capital Trust II and assumed in connection with the acquisition of Heritage Oaks Bancorp in April 2017. At March 31, 2021, the carrying value of these debentures was $4.1 million, which reflects purchase accounting fair value adjustments of $1.1 million. Interest is payable quarterly at three-month LIBOR plus 1.72% per annum, for an effective rate of 1.96% per annum as of March 31, 2021.
•$5.2 million of floating rate junior subordinated debt due July 7, 2036, associated Santa Lucia Bancorp (CA) Capital Trust and assumed in connection with the acquisition of Heritage Oaks Bancorp in April 2017. At March 31, 2021, the carrying value of this debt was $4.0 million, which reflects purchase accounting fair value adjustments $1.2 million. Interest is payable quarterly at three-month LIBOR plus 1.48% per annum, for an effective rate of 1.72% per annum as of March 31, 2021.

For additional information about the subordinated notes, subordinated debentures, and trust preferred securities, see Note 9 — Subordinated Debentures to the consolidated financial statements in this Form 10-Q.

The following table sets forth certain information regarding the Company’s borrowed funds at the dates indicated:

	March 31, 2021		December 31, 2020
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
FHLB advances	$10,000	—%	$31,000	1.53%
Subordinated debentures	501,611	5.38	501,511	5.38
Total borrowings	$511,611	5.28%	$532,511	5.16%

Weighted average cost of borrowings during the quarter	5.36%		5.12%
Borrowings as a percent of total assets	2.5		2.7

Stockholders’ Equity.  Total stockholders’ equity was $2.70 billion as of March 31, 2021, a $43.6 million decrease from $2.75 billion at December 31, 2020. The current year decrease in stockholders’ equity was primarily the result of the $75.5 million in comprehensive loss due to the unrealized loss on securities available-for-sale, net of tax, resulting from higher interest rates as of March 31, 2021, $28.3 million in cash dividends, and $6.9 million in repurchase of common stock, partially offset by $68.7 million in net income for the three months ended March 31, 2021.

During the first quarter of 2021, the Corporation made a quarterly dividend payment of $0.30 per share. During the first quarter of 2021, the Company repurchased 199,674 shares of common stock for a total market value of $6.9 million, or $34.51 per share, under the stock repurchase program approved by the Company’s Board of Directors on January 11, 2021.

Our book value per share decreased to $28.56 at March 31, 2021 from $29.07 at December 31, 2020. At March 31, 2021, the Company’s tangible common equity to tangible assets ratio was 8.97%, a decrease from 9.40% at December 31, 2020.

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

Our primary sources of funds generated during the first three months of 2021 were from:

•Principal payments on loans held for investment of $670.0 million;
•Deposit growth of $525.8 million;
•Proceeds of $179.4 million from the sale or maturity of securities available-for-sale; and
•Principal payments on securities of $164.4 million.

We used these funds to:

•Originate loans held for investment of $745.6 million;
•Purchase available-for-sale securities of $364.5 million;
•Return capital to shareholders through $28.3 million in dividends
•Decrease FHLB borrowing of $21.0 million;
•Originate loans held for sale of $7.8 million; and
•Repurchase some of the Company’s common stock at a total cost of $6.9 million.

Our most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on our operating, lending, and investing activities during any given period. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. At March 31, 2021, cash and cash equivalents totaled $1.55 billion, and the market value of our investment securities available-for-sale totaled $3.86 billion. If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve Board’s lending programs, as well as loan and investment securities sales. As of March 31, 2021, the maximum amount we could borrow through the FHLB was $7.90 billion, of which $5.01 billion was remaining available for borrowing based on collateral pledged of $7.59 billion in real estate loans. At March 31, 2021, we had $10.0 million in FHLB borrowings. At March 31, 2021, we also had a $20.7 million line with the FRB discount window secured by investments securities as well as unsecured lines of credit aggregating to $340.0 million with other financial institutions from which to draw funds. As of March 31, 2021, our liquidity ratio was 31.2%, which is above the Company’s minimum policy requirement of 10.0%. The Company regularly monitors liquidity, models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

To the extent that 2021 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit, or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 15% of total deposits or 12% of total assets, as a secondary source for funding. At March 31, 2021, we had $22.9 million in brokered time and money market deposits, which constituted 0.1% of total deposits and 0.1% of total assets at that date.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations. During the three months ended March 31, 2021, the Bank paid $28.3 million in dividends to the Corporation.

The Corporation maintains a line of credit with US Bank with availability of $15.0 million that will expire on September 28, 2021. The Corporation anticipates renewing the line of credit upon expiration. This line of credit provides an additional source of liquidity at the Corporation level and had no outstanding balance at March 31, 2021.

During first quarter of 2021, the Corporation made a quarterly dividend payment of $0.30 per share. On April 23, 2021, the Company's Board of Directors declared a $0.33 per share dividend, payable on May 14, 2021 to stockholders of record as of May 7, 2021. This represents a $0.03 per share, or 10% increase, compared to the prior quarter’s quarterly dividend rate. The Corporation’s Board of Directors periodically reviews whether to declare or pay cash dividends, taking into account, among other things, general business conditions, the Company’s financial results, future prospects, capital requirements, legal and regulatory restrictions, and such other factors as the Corporation’s Board of Directors may deem relevant.

On January 11, 2021, the Company’s Board of Directors approved a new stock repurchase program, which authorized the repurchase up to 4,725,000 shares of its common stock, representing approximately 5% of the Company’s issued and outstanding shares of common stock and approximately $150 million of common stock as of December 31, 2020 based on the closing price of the Company’s common stock on December 31, 2020. During the first quarter of 2021, the Company has repurchased 199,674 shares for a total market value of $6.9 million, or $34.51 per share, under this stock repurchase program. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	March 31, 2021
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(Dollars in thousands)
Contractual obligations
FHLB advances	$10,000	$—	$—	$—	$10,000
Subordinated debentures	—	—	84,684	416,927	501,611
Certificates of deposit	1,204,521	86,824	10,777	68,694	1,370,816
Operating leases	19,636	36,181	24,589	11,421	91,827
Total contractual cash obligations	$1,234,157	$123,005	$120,050	$497,042	$1,974,254

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed. Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. As of March 31, 2021, we had commitments to extend credit on existing lines and letters of credit of $2.24 billion, compared to $1.95 billion at December 31, 2020.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	March 31, 2021
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(Dollars in thousands)
Other Unused Commitments
Commercial and industrial	$836,601	$687,007	$141,939	$81,496	$1,747,043
Construction	62,868	155,143	16,238	14,706	248,955
Agribusiness and farmland	27,094	20,049	267	2,088	49,498
Home equity lines of credit	5,078	3,943	7,598	47,402	64,021
Standby letters of credit	40,253	—	—	—	40,253
All other	29,918	20,324	22,416	21,222	93,880
Total commitments	$1,001,812	$886,466	$188,458	$166,914	$2,243,650

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

Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. The capital conservation buffer fully phased in at 2.50% by January 1, 2019. At March 31, 2021, the Company and Bank are in compliance with the capital conservation buffer requirement and exceeded the minimum common equity Tier 1, Tier 1, and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.00%, 8.50%, and 10.50%, respectively, and the Bank qualified as “well-capitalized” for purposes of the federal bank regulatory prompt corrective action regulations.

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

For regulatory capital purposes, the Corporation’s trust preferred securities are included in Tier 2 capital at March 31, 2021. Provisions of the Dodd-Frank Act require that if a depository institution holding company exceeds $15 billion due to an acquisition, then trust preferred securities are to be excluded from Tier 1 capital beginning in the period in which the transaction occurred. The Corporation’s acquisition of Opus resulted in total consolidated assets exceeding $15 billion; accordingly, trust preferred securities are now excluded from the Corporation’s Tier 1 capital and included as Tier 2 capital. The Corporation and the Bank also have subordinated debt that qualifies as Tier 2 capital. See Note 9 - Subordinated Debentures for additional information.

As defined in applicable regulations and set forth in the table below, the Corporation and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the “well capitalized” standards and the required conservation buffer at the dates indicated:

	Actual	Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer	Minimum Required For Well Capitalized Requirement
March 31, 2021
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	9.66%	4.00%	N/A
Common equity tier 1 capital ratio	12.05%	7.00%	N/A
Tier 1 capital ratio	12.05%	8.50%	N/A
Total capital ratio	16.26%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	11.13%	4.00%	5.00%
Common equity tier 1 capital ratio	13.90%	7.00%	6.50%
Tier 1 capital ratio	13.90%	8.50%	8.00%
Total capital ratio	15.92%	10.50%	10.00%

	Actual	Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer	Minimum Required For Well Capitalized Requirement
December 31, 2020
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	9.47%	4.00%	N/A
Common equity tier 1 capital ratio	12.04%	7.00%	N/A
Tier 1 capital ratio	12.04%	8.50%	N/A
Total capital ratio	16.31%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	10.89%	4.00%	5.00%
Common equity tier 1 capital ratio	13.84%	7.00%	6.50%
Tier 1 capital ratio	13.84%	8.50%	8.00%
Total capital ratio	15.89%	10.50%	10.00%

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

The following table shows the projected NII and net interest margin of the Company at March 31, 2021 and December 31, 2020, assuming instantaneous parallel interest rate shifts in the first month of the following quarter:

March 31, 2021
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
200	675,168	12,813	1.9	3.65
100	666,986	4,631	0.7	3.61
Static	662,355	—	—	3.58
-100	646,268	(16,087)	(2.4)	3.50
-200	631,467	(30,888)	(4.7)	3.42

December 31, 2020
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
200	678,071	4,892	0.7	3.66
100	673,368	189	—	3.64
Static	673,179	—	—	3.64
-100	657,184	(15,995)	(2.4)	3.55
-200	646,912	(26,267)	(3.9)	3.49

The following table shows the EVE and projected change in the EVE of the Company at March 31, 2021 and December 31, 2020, assuming instantaneous parallel interest rate shifts in the first month of the following quarter:

March 31, 2021
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
200	3,065,453	113,119	3.8	16.81
100	3,026,919	74,585	2.5	16.06
Static	2,952,334	—	—	15.16
-100	2,775,173	(177,161)	(6.0)	13.78
-200	2,454,178	(498,156)	(16.9)	11.82

December 31, 2020
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
200	2,803,543	85,252	3.1	15.57
100	2,774,537	56,246	2.1	14.91
Static	2,718,291	—	—	14.12
-100	2,535,779	(182,512)	(6.7)	12.73
-200	2,150,082	(568,209)	(20.9)	10.46
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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On November 19, 2020, Mr. Anschutz filed a Notice of Appeal, indicating that he was appealing the District Court’s ruling to the United States Court of Appeals for the Ninth Circuit, which assigned Appellate Case No. 20-56222. On January 19, 2021, Mr. Anschutz filed his opening brief in the appeal, which only sought to re-litigate one of the four alleged omissions stated in the original lawsuit. As previously reported in our 2020 Form 10-K, on February 24, 2021, the parties jointly filed a motion to dismiss the appeal with prejudice, which the Court of Appeals granted on that same day. As a result, this matter has been dismissed with prejudice and is concluded.

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

Item 1A. Risk Factors

The section titled Risk Factors in Part I, Item 1A of our 2020 Form 10-K included a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in the Company. There are no material changes to our risk factors as previously described under Item 1A of our 2020 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 11, 2021, the Company’s Board of Directors approved a new stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock. The stock repurchase program may be limited or terminated at any time without notice.

As of March 31, 2021, the Company has repurchased 199,674 shares for a total of $6.9 million, or $34.51 per share, under this repurchase program. The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the first quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 to January 31, 2021	—	$—	—	4,725,000
February 1, 2021 to February 28, 2021	199,674	34.51	199,674	4,525,326
March 1, 2021 to March 31, 2021	—	—	—	4,525,326
Total	199,674		199,674
Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit 2.1	Agreement and Plan of Reorganization, dated as of January 31, 2020 by and between Pacific Premier Bancorp, Inc., Pacific Premier Bank and Opus Bank (1)
Exhibit 3.1	Second Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
Exhibit 3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (2)
Exhibit 4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (3)
Exhibit 4.2	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the SEC upon request.
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page of Pacific Premier Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (contained in Exhibit 101)

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

PACIFIC PREMIER BANCORP, INC.,

Date:	May 7, 2021	By:	/s/ Steven R. Gardner
Steven R. Gardner
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2021	By:	/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)