Form 10-Q
period 2021-06-30
PACIFIC PREMIER BANCORP INC
filed 2021-08-06
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
The number of shares outstanding of the registrant’s common stock as of July 30, 2021 was 94,649,518.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except par value and share data)	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$208,829	$135,429
Interest-bearing deposits with financial institutions	423,059	745,337
Cash and cash equivalents	631,888	880,766
Interest-bearing time deposits with financial institutions	2,708	2,845
Investments held-to-maturity, at amortized cost (fair value of $19,820 and $25,013 as of June 30, 2021 and December 31, 2020, respectively)	18,933	23,732
Investment securities available-for-sale, at fair value	4,487,447	3,931,115
FHLB, FRB, and other stock, at cost	117,738	117,055
Loans held for sale, at lower of cost or fair value	4,714	601
Loans held for investment	13,594,598	13,236,433
Allowance for credit losses	(232,774)	(268,018)
Loans held for investment, net	13,361,824	12,968,415
Accrued interest receivable	67,529	74,574
Premises and equipment	73,821	78,884
Deferred income taxes, net	81,741	89,056
Bank owned life insurance	444,645	292,564
Intangible assets	77,363	85,507
Goodwill	901,312	898,569
Other assets	257,823	292,861
Total assets	$20,529,486	$19,736,544
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$6,768,384	$6,011,106
Interest-bearing:
Checking	3,103,343	2,913,260
Money market/savings	5,883,672	5,662,969
Retail certificates of deposit	1,259,698	1,471,512
Wholesale/brokered certificates of deposit	—	155,330
Total interest-bearing	10,246,713	10,203,071
Total deposits	17,015,097	16,214,177
FHLB advances and other borrowings	—	31,000
Subordinated debentures	476,622	501,511
Accrued expenses and other liabilities	224,348	243,207
Total liabilities	17,716,067	16,989,895
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at June 30, 2021 and December 31, 2020; 94,656,575 shares and 94,483,136 shares issued and outstanding, respectively.	931	931
Additional paid-in capital	2,352,112	2,354,871
Retained earnings	433,852	330,555
Accumulated other comprehensive income	26,524	60,292
Total stockholders’ equity	2,813,419	2,746,649
Total liabilities and stockholders’ equity	$20,529,486	$19,736,544

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands, except share data)	2021	2021	2020	2021	2020
INTEREST INCOME
Loans	$152,365	$155,225	$133,339	$307,590	$246,604
Investment securities and other interest-earning assets	18,327	17,769	10,783	36,096	21,307
Total interest income	170,692	172,994	144,122	343,686	267,911
INTEREST EXPENSE
Deposits	3,265	4,426	9,655	7,691	20,142
FHLB advances and other borrowings	—	65	217	65	1,298
Subordinated debentures	6,493	6,851	3,958	13,344	7,004
Total interest expense	9,758	11,342	13,830	21,100	28,444
Net interest income before provision for credit losses	160,934	161,652	130,292	322,586	239,467
Provision for credit losses	(38,476)	1,974	160,635	(36,502)	186,089
Net interest income (loss) after provision for credit losses	199,410	159,678	(30,343)	359,088	53,378
NONINTEREST INCOME
Loan servicing income	622	458	434	1,080	914
Service charges on deposit accounts	2,222	2,032	1,399	4,254	3,114
Other service fee income	352	473	297	825	608
Debit card interchange fee income	1,099	787	457	1,886	805
Earnings on bank-owned life insurance	2,279	2,233	1,314	4,512	2,650
Net gain (loss) from sales of loans	1,546	361	(2,032)	1,907	(1,261)
Net gain (loss) from sales of investment securities	5,085	4,046	(21)	9,131	7,739
Trust custodial account fees	7,897	7,222	2,397	15,119	2,397
Escrow and exchange fees	1,672	1,526	264	3,198	264
Other income	3,955	4,602	2,389	8,557	4,143
Total noninterest income	26,729	23,740	6,898	50,469	21,373
NONINTEREST EXPENSE
Compensation and benefits	53,474	52,548	43,011	106,022	77,387
Premises and occupancy	12,240	11,980	9,487	24,220	17,655
Data processing	5,765	5,828	4,465	11,593	7,718
Other real estate owned operations, net	—	—	9	—	23
FDIC insurance premiums	1,312	1,181	846	2,493	1,213
Legal and professional services	4,186	3,935	3,094	8,121	6,220
Marketing expense	1,490	1,598	1,319	3,088	2,731
Office expense	1,589	1,829	1,533	3,418	2,636
Loan expense	1,165	1,115	823	2,280	1,645
Deposit expense	3,985	3,859	4,958	7,844	9,946
Merger-related expense	—	5	39,346	5	41,070
Amortization of intangible assets	4,001	4,143	4,066	8,144	8,029
Other expense	5,289	4,468	3,013	9,757	6,328
Total noninterest expense	94,496	92,489	115,970	186,985	182,601
Net income (loss) before income taxes	131,643	90,929	(139,415)	222,572	(107,850)
Income tax expense (benefit)	35,341	22,261	(40,324)	57,602	(34,499)
Net income (loss)	$96,302	$68,668	$(99,091)	$164,970	$(73,351)
EARNINGS (LOSS) PER SHARE
Basic	$1.02	$0.73	$(1.41)	$1.74	$(1.14)
Diluted	1.01	0.72	(1.41)	1.73	(1.14)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	93,635,392	93,529,147	70,425,027	93,582,563	64,716,109
Diluted	94,218,028	94,093,644	70,425,027	94,155,740	64,716,109
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2021	2021	2020	2021	2020
Net income (loss)	$96,302	$68,668	$(99,091)	$164,970	$(73,351)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale arising during the period, net of income taxes (1)	45,343	(72,592)	13,800	(27,249)	42,220
Reclassification adjustment for net (gain) loss on sales of securities included in net income, net of income taxes (2)	(3,630)	(2,889)	15	(6,519)	(5,519)
Other comprehensive income (loss), net of tax	41,713	(75,481)	13,815	(33,768)	36,701
Comprehensive income (loss), net of tax	$138,015	$(6,813)	$(85,276)	$131,202	$(36,650)
______________________________
(1) Income tax expense (benefit) on the unrealized gain (loss) on securities was $18.2 million for the three months ended June 30, 2021, $(29.1) million for the three months ended March 31, 2021, $5.5 million for the three months ended June 30, 2020, $(10.9) million for the six months ended June 30, 2021, and $17.0 million for the six months ended June 30, 2020.
(2) Income tax expense (benefit) on the reclassification adjustment for net (gain) loss on sales of securities included in net income was $1.5 million for the three months ended June 30, 2021, $1.2 million for the three months ended March 31, 2021, $(6,000) for the three months ended June 30, 2020, $2.6 million for the six months ended June 30, 2021, and $2.2 million for the six months ended June 30, 2020.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2021
(Unaudited)

(Dollars in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2020	94,483,136	$931	$2,354,871	$330,555	$60,292	$2,746,649
Net income	—	—	—	164,970	—	164,970
Other comprehensive loss	—	—	—	—	(33,768)	(33,768)
Repurchase and retirement of common stock	(199,674)	(2)	(4,977)	(1,918)	—	(6,897)
Cash dividends declared ($0.63 per common share)	—	—	—	(59,521)	—	(59,521)
Dividend equivalents declared ($0.63 per restricted stock unit)	—	—	234	(234)	—	—
Share-based compensation expense	—	—	6,562	—	—	6,562
Issuance of restricted stock, net	435,957	2	(2)	—	—	—
Restricted stock surrendered and canceled	(110,027)	—	(5,308)	—	—	(5,308)
Exercise of stock options	47,183	—	732	—	—	732
Balance at June 30, 2021	94,656,575	$931	$2,352,112	$433,852	$26,524	$2,813,419

Balance at March 31, 2021	94,644,415	$931	$2,348,445	$368,911	$(15,189)	$2,703,098
Net income	—	—	—	96,302	—	96,302
Other comprehensive income	—	—	—	—	41,713	41,713
Cash dividends declared ($0.33 per common share)	—	—	—	(31,234)	—	(31,234)
Dividend equivalents declared ($0.33 per restricted stock unit)	—	—	127	(127)	—	—
Share-based compensation expense	—	—	3,457	—	—	3,457
Issuance of restricted stock, net	16,200	—	—	—	—	—
Restricted stock surrendered and canceled	(9,477)	—	(29)	—	—	(29)
Exercise of stock options	5,437	—	112	—	—	112
Balance at June 30, 2021	94,656,575	$931	$2,352,112	$433,852	$26,524	$2,813,419

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2020
(Unaudited)

(Dollars in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2019	59,506,057	$586	$1,594,434	$396,051	$21,523	$2,012,594
Net loss	—	—	—	(73,351)	—	(73,351)
Other comprehensive income	—	—	—	—	36,701	36,701
Cash dividends declared ($0.50 per common share)	—	—	—	(29,874)	—	(29,874)
Dividend equivalents declared ($0.50 per restricted stock unit)	—	—	123	(123)	—	—
Share-based compensation expense	—	—	4,848	—	—	4,848
Issuance of restricted stock, net	473,509	—	—	—	—	—
Issuance of common stock - acquisition	34,407,403	344	749,259			749,603
Restricted stock surrendered and canceled	(94,306)	—	(1,273)	—	—	(1,273)
Exercise of stock options	58,239	—	1,024	—	—	1,024
Cumulative effect of the change in accounting principle (1)	—	—	—	(45,625)	—	(45,625)
Balance at June 30, 2020	94,350,902	$930	$2,348,415	$247,078	$58,224	$2,654,647

Balance at March 31, 2020	59,975,281	$586	$1,596,680	$361,242	$44,409	$2,002,917
Net loss	—	—	—	(99,091)	—	(99,091)
Other comprehensive income	—	—	—	—	13,815	13,815
Cash dividends declared ($0.25 per common share)	—	—	—	(14,992)	—	(14,992)
Dividend equivalents declared ($0.25 per restricted stock unit)	—	—	81	(81)	—	—
Share-based compensation expense	—	—	2,539	—	—	2,539
Issuance of restricted stock, net	23,229	—	—	—	—	—
Issuance of common stock - acquisition	34,407,403	344	749,259	—	—	749,603
Restricted stock surrendered and canceled	(61,367)	—	(265)	—		(265)
Exercise of stock options	6,356	—	121	—		121
Balance at June 30, 2020	94,350,902	$930	$2,348,415	$247,078	$58,224	$2,654,647

______________________________
(1) Related to the adoption of Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$164,970	$(73,351)
Adjustments to net income:
Depreciation and amortization expense	8,081	5,525
Provision for credit losses	(36,502)	186,089
Share-based compensation expense	6,562	4,848
Loss on sales and disposals of premises and equipment	71	211
Loss on sale of or write down of other real estate owned	—	55
Net amortization on securities	11,219	3,739
Net (accretion) of discounts/premiums for acquired loans and deferred loan fees/costs	(21,409)	(9,652)
Gain on sales of investment securities available-for-sale	(9,131)	(7,739)
Loss on debt extinguishment	1,150	—
Originations of loans held for sale	(20,264)	(10,163)
Proceeds from the sales of and principal payments from loans held for sale	17,609	13,490
(Gain) loss on sales of loans	(1,907)	1,261
Deferred income tax expense (benefit)	20,647	(46,608)
Change in accrued expenses and other liabilities, net	(22,500)	70,342
Income from bank owned life insurance, net	(3,388)	(2,119)
Amortization of intangible assets	8,144	8,029
Change in accrued interest receivable and other assets, net	47,069	(46,134)
Net cash provided by operating activities	170,421	97,823
Cash flows from investing activities:
Net decrease in interest-bearing time deposits with financial institutions	137	—
Loan originations and payments, net	(339,184)	(527,053)
Proceeds from loans held for sale previously classified as portfolio loans	449	38,246
Purchase of loans held for investment	—	(66,470)
Proceeds from prepayments and maturities of securities held-to-maturity	4,790	5,208
Purchase of securities available-for-sale	(1,331,037)	(458,667)
Proceeds from prepayments and maturities of securities available-for-sale	273,521	63,985
Proceeds from sale of securities available-for-sale	464,651	339,853
Proceeds from the sales of premises and equipment	13	42
Proceeds from surrender of bank-owned life insurance	1,307	—
Purchase of bank-owned life insurance	(150,000)	—
Purchases of premises and equipment	(3,102)	(1,198)
Change in FHLB, FRB, and other stock, at cost	86	(44)
Funding of CRA investments, net	(13,603)	(7,375)
Change in cash acquired in acquisitions, net	—	937,100
Net cash (used in) provided by investing activities	(1,091,972)	323,627
Cash flows from financing activities:
Net increase in deposit accounts	800,920	1,162,194
Net change in short-term borrowings	(10,000)	(681,000)
Repayment of long-term FHLB borrowings	(21,503)	(5,000)
Proceeds from issuance of subordinated debt, net	—	147,359
Redemption of junior subordinated debt securities	(25,750)	—
Cash dividends paid	(59,521)	(29,874)
Repurchase and retirement of common stock	(6,897)	—
Proceeds from exercise of stock options	732	1,024
Restricted stock surrendered and canceled	(5,308)	(1,273)
Net cash provided by financing activities	672,673	593,430
Net (decrease) increase in cash and cash equivalents	(248,878)	1,014,880
Cash and cash equivalents, beginning of period	880,766	326,850
Cash and cash equivalents, end of period	$631,888	$1,341,730

Supplemental cash flow disclosures:
Interest paid	$21,614	$28,057
Income taxes paid	35,211	125
Noncash investing activities during the period:
Transfers from portfolio loans to loans held for sale	—	42,169
Recognition of operating lease right-of-use assets	—	(11,118)
Recognition of operating lease liabilities	—	11,118
Receivable on unsettled security sales	—	6,529
Due on unsettled security purchases	(12,830)	(33,960)
Acquisitions (See Note 4):
Fair value of stock and equity award consideration	—	749,603
Cash consideration	—	2
Fair value of assets acquired	—	8,097,225
Liabilities assumed	—	7,347,620
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements reflect all normal recurring adjustments and accruals that are necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods presented. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2021. Certain items in the prior year financial statements were reclassified to conform to the current year presentation. Reclassification had no effect on prior year net income or stockholders’ equity.

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

The Company consolidates voting entities in which the Company has control through voting interests or entities through which the Company has a controlling financial interest in a variable interest entity (“VIE”). The Company evaluates its interests in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size, and form of the Company's involvement with the VIE. See Note 16 – Variable Interest Entities for additional information.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which includes updates to Topic 740 - Income Taxes. The amendments to this Update include the removal of the following exceptions included in Topic 740:

(1) Exception to the general intra-period tax allocation principle when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income);
(2) Exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment;
(3) Exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and
(4) Exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.

The amendments included in this update also require the following:

(1) Requiring that an entity recognize a franchise tax by (i) accounting for the amount based on income under Accounting Standards Codification (“ASC”) 740 and (ii) accounting for any residual amount as a non-income-based tax.

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

Recent Accounting Guidance Not Yet Effective

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), Issuers Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in this Update seek to clarify and reduce diversity in practice when an issuer accounts for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. Amendments within this Update should be applied prospectively. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those years. The Company is currently evaluating the impact of this Update on its consolidated financial statements, upon which this accounting guidance is not expected to have a material impact.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). The amendments included in this Update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the worldwide transition to new reference rates (commonly referred to as the “discounting transition”).

Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this Update are to the expedients and exceptions in Topic 848 and capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments in this Update are effective immediately for all entities that elect to apply the optional guidance in Topic 848.

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

The Company has created a cross-functional working group to manage the transition away from LIBOR. This working group is comprised of senior leadership and staff from functional areas that include: finance, treasury, lending, loan servicing, enterprise risk management, information technology, legal, and other internal stakeholders integral to the Bank’s transition away from LIBOR. The working group monitors developments related to transition and uncertainty surrounding reference rate reform and guides the Bank’s response. The working group is currently assessing the population of financial instruments that reference LIBOR, confirming our loan documents that reference LIBOR have been appropriately amended, ensuring that our internal systems are prepared for the transition, and managing the transition process with our customers.

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

Revenue Recognition. The Company accounts for certain of its revenue streams deemed to arise from contracts with customers in accordance with ASC 606 - Revenue from Contracts with Customers. Revenue streams within the scope of and accounted for under ASC 606 include: service charges and fees on deposit accounts, debit card interchange fees, custodial account fees, fees from other services the Bank provides its customers, and gains and losses from the sale of other real estate owned and property, premises and equipment. These revenue streams are included in noninterest income in the Company’s consolidated statements of income. ASC 606 requires revenue to be recognized when the Company satisfies related performance obligations by transferring to the customer a good or service. The recognition of revenue under ASC 606 requires the Company to first identify the contract with the customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations, and finally recognize revenue when the performance obligations have been satisfied and the good or service has been transferred. Revenue is measured as the amount of consideration the Company expects to receive in exchange for the transfer of goods or services to the associated customer. The majority of the Company’s contracts with customers associated with revenue streams that are within the scope of ASC 606 are considered short-term in nature and can be canceled at any time by the customer or the Bank, such as a deposit account agreement. Other more significant revenue streams for the Company such as interest income on loans and investment securities are specifically excluded from the scope of ASC 606 and are accounted for under other applicable GAAP.

Goodwill and Other Intangible Assets. Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized, but are tested for impairment at least annually or more frequently if events and circumstances lead management to believe the value of goodwill may be impaired. Impairment testing is performed at the reporting unit level, which is considered the Company level as management has identified the Company is its sole reporting unit as of June 30, 2021. Management’s assessment of goodwill is performed in accordance with ASC 350-20 - Intangibles - Goodwill and Other - Goodwill, which allows the Company to first perform a qualitative assessment of goodwill to determine if it is more likely than not the fair value of the Company’s equity is below its carrying value. However, GAAP also allows the Company, at its option, to unconditionally forego the qualitative assessment and proceed directly to a quantitative assessment. When performing a qualitative assessment of goodwill, should the results of such analysis indicate it is more likely than not the fair value of the Company’s equity is below its carrying value, the Company then performs the quantitative assessment of goodwill to determine the fair value of the reporting unit and compares it to its carrying value. If the fair value of the reporting unit is below its carrying value, the Company would then recognize the amount of impairment as the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the total amount of goodwill allocated to the reporting unit. Impairment losses are recorded as a charge to noninterest expense.

Other intangible assets consist of core deposit intangible (“CDI”) and customer relationship intangible assets arising from whole bank acquisitions, and are amortized on either an accelerated basis, reflecting the pattern in which the economic benefits of the intangible assets are consumed or otherwise used, or on a straight-line amortization method over their estimated useful lives, which range from 6 to 11 years. GAAP also requires that intangible assets other than goodwill be tested for impairment when events and circumstances change, indicating that their carrying value may not be recoverable. For intangible assets other than goodwill, the Company first performs a qualitative assessment to determine if the carrying value of such assets may not be recoverable. A quantitative assessment is followed to determine the amount of impairment in the event the carrying value of such assets are deemed not recoverable. Impairment is measured as the amount by which their carrying value exceeds their estimated fair value.

Leases. The Company accounts for its leases in accordance with ASC 842, which requires the Company to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased asset. Leases with a term of 12 months or less are accounted for using straight-line expense recognition with no right-of-use asset being recorded for such leases. Other than short-term leases, the Company classifies its leases as either finance leases or operating leases. Leases are classified as finance leases when any of the following are met: (a) the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (b) the lease contains an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (c) the term of the lease represents a major part of the remaining life of the underlying asset, (d) the present value of the future lease payments equals or exceeds substantially all of the fair value of the underlying asset, or (e) the underling leased asset is expected to have no alternative use to the lessor at the end of the lease term due to its specialized nature. When the Company’s assessment of a lease does not meet the foregoing criteria, and the term of the lease is in excess of 12 months, the lease is classified as an operating lease.

Liabilities to make lease payments and right-of-use assets are determined based on the total contractual base rents for each lease, discounted at the rate implicit in the lease or at the Company’s estimated incremental borrowing rate if the rate is not implicit in the lease. The Company measures future base rents based on the minimum payments specified in the lease agreement, giving consideration for periodic contractual rent increases which are based on an escalation rate or a specified index. When future rent payments are based on an index, the Company uses the index rate observed at the time of lease commencement to measure future lease payments. Liabilities to make lease payments are accounted for using the interest method, which are reduced by periodic rent payments, net of interest accretion. Right-of-use assets for finance leases are amortized on a straight-line basis over the term of the lease, while right-of-use assets for operating leases are amortized over the term of the lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion on the related liability to make lease payments. Expense recognition for finance leases is representative of the sum of periodic amortization of the associated right-of-use asset as well as the periodic interest accretion on the liability to make lease payments. Expense recognition for operating leases is recorded on a straight-line basis. As of June 30, 2021, all of the Company’s leases were classified as either operating leases or short-term leases.

From time to time the Company leases portions of the space it leases to other parties through sublease transactions. Income received from these transactions is recorded on a straight-line basis over the term of the sublease.

Securities. The Company has established written guidelines and objectives for its investing activities. At the time of purchase, management designates the security as either held-to-maturity, available-for-sale, or held for trading based on the Company’s investment objectives, operational needs, and intent. The investments are monitored to ensure that those activities are consistent with the established guidelines and objectives.

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

Equity Securities. Investments classified as equity securities that have readily determinable fair values are carried at fair value with changes in fair value recognized in current period earnings as a component of noninterest income. Equity securities that do not have readily determinable fair values are carried at cost, adjusted for any observable price changes in orderly transactions for identical or similar investments of the same issuer. Such investments are also recorded net of any previously recognized impairment. Certain equity securities the Company holds, such as investments in the stock of the Federal Home Loan Bank and the Federal Reserve Bank of San Francisco are carried at cost, less any previously recognized impairment. Investment in these securities is restricted to member banks and the securities are not actively traded on an exchange.

Allowance for Credit Losses on Investment Securities. The ACL on investment securities is determined for both the held-to-maturity and available-for-sale classifications of the investment portfolio in accordance with ASC 326. The ACL for held-to-maturity investment securities is recorded at the time of purchase or acquisition, representing the Company’s best estimate of current expected future credit losses as of the date for the consolidated statements of financial condition. The ACL for held-to-maturity investment securities is determined on a collective basis, based on shared risk characteristics, and is determined at the individual security level when the Company deems a security to no longer possess shared risk characteristics. For investment securities where the Company has reason to believe the credit loss exposure is remote, such as those guaranteed by the U.S. government or other government enterprises, a zero credit loss assumption is applied. For available-for-sale investment securities, the Company performs a quarterly qualitative evaluation of securities in an unrealized loss position to determine if, for those investments in an unrealized loss position, the decline in fair value is credit related or non-credit related. In determining whether a security’s decline in fair value is credit related, the Company considers a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer, (iii) downgrades in credit ratings, (iv) payment structure of the security, (v) the ability of the issuer of the security to make scheduled principal and interest payments, and (vi) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads. If it is determined that the unrealized loss can be attributed to credit loss, the Company records the amount of credit loss through a charge to provision for credit losses in current period earnings. However, the amount of credit loss recorded in current period earnings is limited to the amount of the total unrealized loss on the security, which is measured as the amount by which the security’s fair value is below its amortized cost. If it is likely the Company will be required to sell the security in an unrealized loss position, the total amount of the loss is recognized in current period earnings. Unrealized losses deemed non-credit related are recorded, net of tax, through accumulated other comprehensive income.

The Company determines expected credit losses on available-for-sale and held-to-maturity securities through a discounted cash flow approach, using the security’s effective interest rate. However, as previously mentioned, the measurement of credit losses on available-for-sale securities only occurs when, through the Company’s qualitative assessment, it is determined all or a portion of the unrealized loss is deemed to be credit related. The Company’s discounted cash flow approach incorporates assumptions about the collectability of future cash flows. The amount of credit loss is measured as the amount by which the security’s amortized cost exceeds the present value of expected future cash flows. Credit losses on available-for-sale securities are measured on an individual basis. The Company does not measure credit losses on an investment’s accrued interest receivable, but rather promptly reverses from current period earnings the amount of accrued interest that is no longer deemed collectible. Accrued interest receivable for investment securities is included in accrued interest receivable balances in the consolidated statements of financial condition.

Loans Held for Investment. Loans held for investment are loans the Company has the ability and intent to hold until their maturity. These loans are carried at amortized cost, including discounts and premiums on purchased and acquired loans, and net deferred loan origination fees and costs. Purchase discounts and premiums and net deferred loan origination fees and costs on loans are accreted or amortized as an adjustment of yield, using the interest method, over the expected lives of the loans. Income recognition of deferred loan fees, deferred loan costs, discounts and premiums is discontinued for loans that are placed on nonaccrual. Any remaining discounts, premiums, deferred loan fees or costs, and prepayment fees associated with loan payoffs prior to contractual maturity are included in loan interest income in the period of payoff. Loan commitment fees received to originate or purchase a loan are deferred and, if the commitment is exercised, recognized over the life of the loan using the interest method as an adjustment of yield or, if the commitment expires unexercised, recognized as income upon expiration of the commitment.

The Company accrues interest on loans using the interest method and only if deemed collectible. Loans for which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest is past due 90 days or more based on the contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collection of principal and or interest. When loans are placed on nonaccrual status, previously accrued and uncollected interest is promptly reversed against current period interest income, and as such an ACL for accrued interest receivable is not established. Interest income generally is not recognized on nonaccrual loans unless the likelihood of further loss is remote. Interest payments received on nonaccrual loans are applied as a reduction to the loan principal balance. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest.

Allowance for Credit Losses on Loans. The Company accounts for credit losses on loans in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination or acquisition. The ACL is maintained at a level deemed appropriate by management to provide for current expected future credit losses in the portfolio as of the date of the consolidated statements of financial condition. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. The Company measures the ACL on commercial real estate loans and commercial loans using a discounted cash flow approach, and a historical loss rate methodology is used to determine the ACL on retail loans. The Company’s discounted cash flow methodology incorporates a probability of default and loss given default model, as well as expectations of future economic conditions, using reasonable and supportable forecasts. Together, the probability of default and loss given default model with the use of reasonable and supportable forecasts generate estimates for cash flows expected and not expected to be collected over the estimated life of a loan. Estimates of future expected cash flows ultimately reflect assumptions made concerning net credit losses over the life of a loan. The use of reasonable and supportable forecasts requires significant judgment, such as selecting forecast scenarios and related scenario-weighting, as well as determining the appropriate length of the forecast horizon. Management leverages economic projections from a reputable and independent third party to inform and provide its reasonable and supportable economic forecasts. Other internal and external indicators of economic forecasts may also be considered by management when developing the forecast metrics. The Company’s ACL model reverts to long-term average loss rates for purposes of estimating cash flows beyond a period deemed reasonable and supportable. The Company forecasts probability of default and loss given default based on economic forecast scenarios over a two-year time horizon before reverting to long-term average loss rates over a period of three years. The duration of the forecast horizon, the period over which forecasts revert to long-term averages, the economic forecasts that management utilizes, as well as additional internal and external indicators of economic forecasts that management considers, may change over time depending on the nature and composition of our loan portfolio. Changes in economic forecasts, in conjunction with changes in loan specific attributes, impact a loan’s probability of default and loss given default, which can drive changes in the determination of the ACL.

Expectations of future cash flows are discounted at the loan’s effective interest rate. The resulting ACL term loans represents the amount by which the loan’s amortized cost exceeds the net present value of a loan’s discounted cash flows expected to be collected. The ACL for credit facilities is determined by discounting estimates for cash flows not expected to be collected. The ACL is recorded through a charge to provision for credit losses and is reduced by charge-offs, net of recoveries on loans previously charged-off. It is the Company’s policy to charge-off loan balances at the time they have been deemed uncollectible. Please also see Note 7 - Allowance for Credit Losses, of these consolidated financial statements for additional discussion concerning the Company’s ACL methodology, including discussion concerning economic forecasts used in the determination of the ACL.

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

At June 30, 2021, the Company had the following segments and classes of loans:

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

•Construction and land - We originate loans for the construction of one-to-four family and multifamily residences and CRE properties in our primary market area. We concentrate our origination efforts on single homes and infill multifamily and commercial projects in established neighborhoods where there is not abundant land available for development. Construction loans are considered to have higher risks due to construction completion and timing risk, and the ultimate repayment being sensitive to interest rate changes, government regulation of real property, and the availability of long-term financing. Additionally, economic conditions may impact the Company’s ability to recover its investment in construction loans, as adverse economic conditions may negatively impact the real estate market, which could affect the borrower’s ability to complete and sell the project. Additionally, the fair value of the underlying collateral may fluctuate as market conditions change. We occasionally originate land loans located predominantly in California for the purpose of facilitating the ultimate construction of a home or commercial building. The primary risks include the borrower’s inability to pay and the inability of the Company to recover its investment due to a decline in the fair value of the underlying collateral.

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

•Small Business Administration (“SBA”) - We are approved to originate loans under the SBA’s Preferred Lenders Program (“PLP”). The PLP lending status affords us a higher level of delegated credit autonomy, translating to a significantly shorter turnaround time from application to funding, which is critical to our marketing efforts. We originate loans nationwide under the SBA’s 7(a), SBAExpress, International Trade, and 504(a) loan programs, in conformity with SBA underwriting and documentation standards. SBA loans are similar to commercial business loans, but have additional credit enhancement provided by the U.S. Small Business Administration, for up to 85% of the loan amount for loans up to $150,000 and 75% of the loan amount for loans of more than $150,000. However, as part of the Consolidated Appropriations Act of 2021, the credit enhancement provided by the SBA under the 7(a) program was temporarily increased to 90% through September 30, 2021. The Company originates SBA loans with the intent to sell the guaranteed portion into the secondary market on a quarterly basis. Certain loans classified as SBA are secured by commercial real estate property. SBA loans secured by hotels are included in the segment investor loans secured by real estate, and SBA loans secured by all other forms of real estate are included in the business loans secured by real estate segment. All other SBA loans are included in the commercial loans segment below, and are secured by business assets.

Commercial Loans:

•Commercial and industrial (including franchise commercial loans) (“C&I”) - Loans to businesses, secured by business assets including inventory, receivables, and machinery and equipment. Loan types include revolving lines of credit, term loans, seasonal loans, and loans secured by liquid collateral such as cash deposits or marketable securities. Franchise credit facilities not secured by real estate and Home Owners’ Association (“HOA”) credit facilities are included in C&I loans. We also issue letters of credit on behalf of our customers. Risk arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans, and occasionally upon other borrower assets and guarantor assets. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.

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

•Consumer loans - In addition to consumer loans acquired through our various bank acquisitions, we originate a limited number of consumer loans, generally for banking clients, which consist primarily of home equity lines of credit, savings account secured loans, and auto loans. Repayment of these loans is dependent on the borrower’s ability to pay and the fair value of the underlying collateral.

Troubled Debt Restructurings (“TDRs”). From time to time, the Company makes modifications to certain loans when a borrower is experiencing financial difficulty. These modifications are made to alleviate temporary impairments in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. Modifications typically include: changes in the amortization terms of the loan, reductions in interest rates, acceptance of interest only payments, and, in limited cases, reductions to the outstanding loan balance. Such loans are typically placed on nonaccrual status and are returned to accrual status when all contractual amounts past due have been brought current, and the borrower’s performance under the modified terms of the loan agreement and the ultimate collectability of all contractual amounts due under the modified terms is no longer in doubt. The Company typically measures the ACL for TDRs on an individual basis when the loans are deemed to no longer share similar risk characteristics with other loans in the portfolio. The determination of the ACL for TDRs is based on a discounted cash flow approach for both those measured collectively and individually, unless the loan is deemed collateral dependent, which requires measurement of the ACL based on the estimated expected fair value of the underlying collateral, less costs to sell.

The CARES Act, signed into law on March 27, 2020, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Consolidated Appropriations Act (“CAA”), signed into law on December 27, 2020, extends the applicable period to include modification to loans held by financial institutions executed between March 1, 2020 and the earlier of (i) January 1, 2022, or (ii) 60 days after the date of termination of the COVID-19 national emergency. The Company has elected to apply this guidance to certain qualifying loan modifications. For such modifications, in the form of payment deferrals, the delinquency status will not advance and loans that were accruing at the time that the relief is provided will generally not be placed on nonaccrual status during the deferral period. Interest income will continue to be recognized over the contractual life of the loan. However, the Company, through its credit portfolio management activities, continues to monitor facts and circumstances associated with the underlying credit quality of loans modified under the provisions of the CARES Act in an effort to identify any loans where the accrual of interest during the modification period is no longer appropriate. In such cases, the Company ceases the accrual of interest and all previously accrued and uncollected interest is promptly reversed against current period interest income. For additional information, see Note 6 - Loans Held for Investment.

Acquired Loans. When the Company acquires loans through purchase or a business combination, an assessment is first performed to determine if such loans have experienced more than insignificant deterioration in credit quality since their origination and thus should be classified and accounted for as purchased credit deteriorated (“PCD”) loans or otherwise classified as non-PCD loans. All acquired loans are recorded at their fair value as of the date of acquisition, with any resulting discount or premium accreted or amortized into interest income over the remaining life of the loan using the interest method. Additionally, upon the purchase or acquisition of non-PCD loans, the Company measures and records an ACL based on the Company’s methodology for determining the ACL. The ACL for non-PCD loans is recorded through a charge to the provision for credit losses in the period in which the loans were purchased or acquired.

Unlike non-PCD loans, the initial ACL for PCD loans is established through an adjustment to the acquired loan balance and not through a charge to the provision for credit losses in the period in which the loans were acquired. The ACL for PCD loans is determined with the use of the Company’s ACL methodology. Characteristics of PCD loans include: delinquency, downgrade in credit quality since origination, loans on nonaccrual status, and/or other factors the Company may become aware of through its initial analysis of acquired loans that may indicate there has been more than insignificant deterioration in credit quality since a loan’s origination. Subsequent to acquisition, the ACL for both non-PCD and PCD loans are measured with the use of the Company’s ACL methodology in the same manner as all other loans.

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

Prior to the Opus acquisition, PENSCO Trust Company LLC, a Colorado-chartered non-depository trust company (“PENSCO”), operated as an indirect, wholly-owned subsidiary of Opus and served as a custodian for self-directed individual retirement accounts (“IRA”), the funds of which account owners used for self-directed investments in various alternative asset classes. Immediately following the Opus acquisition, PENSCO merged with and into the Bank and operates its custodial business under the name of Pacific Premier Trust, as a division of the Bank. As of May 31, 2020, PENSCO had approximately $14.48 billion of custodial assets and approximately 44,000 client accounts.

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

The acquisition of Opus expanded the Company’s presence in major metropolitan markets with greater operational scale, diversifies business lines, banking products and services, as well as deposit base and clients by adding a new channel of stable, low-cost deposits and fee income from Opus’s trust and escrow businesses, improves revenue, and accelerates the Company’s ability to invest in technology solutions and increase efficiencies.

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

(Dollars in thousands)	May 29, 2020
Merger consideration
Value of stock consideration paid to shareholders	$747,458
Cash paid in lieu of fractional shares	2
Value of restricted stock awards	328
Value of options and warrants (1)	1,817
Total merger consideration	$749,605
______________________________
(1) The Opus warrants assumed by the Corporation expired unexercised on September 30, 2020 and no longer remain outstanding. The Opus options assumed by the Corporation were fully exercised during the third quarter of 2020.

Core deposit intangible of $16.1 million, customer relationship intangible of $3.2 million, and goodwill of $93.0 million were recognized as a result of the acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill recognized in this transaction is not deductible for income tax purposes.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed of Opus as of June 1, 2020 under the acquisition method of accounting, net of purchase accounting adjustments:

(Dollars in thousands)	June 1, 2020
Net identifiable assets acquired, at fair value
Assets acquired
Cash and cash equivalents	$937,102
Interest bearing time deposits with financial institutions	137
Investment securities	829,891
Loans	5,809,451
Allowance for credit losses	(21,242)
Premises and equipment	22,121
Intangible assets	19,267
Deferred tax assets	43,395
Other assets	369,169
Total assets acquired	$8,009,291
Liabilities assumed
Deposits	$6,915,990
FHLB advances and other borrowings	213,491
Subordinated debt	138,653
Other liabilities	84,542
Total liabilities assumed	7,352,676
Total fair value of net identifiable assets	656,615
Total merger consideration	749,605
Goodwill recognized	$92,990

The Company accounted for this transaction under the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires purchased assets and liabilities assumed and consideration exchanged to be recorded at their respective estimated fair values at the date of acquisition. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions at the time of the acquisition, and other future events that are highly subjective in nature and subject to refinement for up to one year after the closing date of acquisition as additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. Since the acquisition, the Company has made a net adjustment of $146,000 related to loans, deferred tax assets, other assets, and other liabilities. In May 2021, the Company finalized its fair values analysis of the acquired assets and assumed liabilities associated with this acquisition.

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

At the acquisition date, non-PCD loans and PCD loans had a fair value of $4.94 billion and $841.2 million, respectively, and a contractual balance of $5.05 billion and $896.5 million, respectively. In accordance with GAAP, there was no carryover of the allowance for credit losses that had been previously recorded by Opus. The Company recorded an ACL of $75.9 million through an increase to the provision for credit losses. The initial ACL for PCD loans of $21.2 million was established through an adjustment to the acquired loan balance and goodwill.

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

The Company incurred $5,000 of expenses in connection with the Opus acquisition during the six months ended June 30, 2021 compared with $39.3 million during the three months ended June 30, 2020. Merger-related expenses are included in noninterest expense in the Company's consolidated statements of income.

The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the three and six months ended June 30, 2020 as if Opus had been acquired on January 1, 2020. This unaudited pro forma information combines the historical results of Opus with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value, cost savings, or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented, and the differences could be significant.

	Three Months Ended	Six Months Ended
(Dollar in thousands, except per share data)	June 30, 2020	June 30, 2020
Net interest and other income	$203,240	$375,984
Net loss	(62,479)	(119,931)
Basic loss per share	(0.67)	(1.29)
Diluted loss per share	(0.67)	(1.29)

Note 5 – Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	June 30, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Investment securities available-for-sale:
U.S. Treasury	$109,847	$2,008	$(47)	$111,808
Agency	554,342	6,335	(5,510)	555,167
Corporate	355,101	5,957	(2,676)	358,382
Municipal bonds	1,348,346	36,296	(5,169)	1,379,473
Collateralized mortgage obligations	617,596	287	(3,145)	614,738
Mortgage-backed securities	1,465,117	11,216	(8,454)	1,467,879
Total investment securities available-for-sale	4,450,349	62,099	(25,001)	4,487,447
Investment securities held-to-maturity:
Mortgage-backed securities	17,378	887	—	18,265
Other	1,555	—	—	1,555
Total investment securities held-to-maturity	18,933	887	—	19,820
Total investment securities	$4,469,282	$62,986	$(25,001)	$4,507,267

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Investment securities available-for-sale:
U.S. Treasury	$30,153	$2,380	$—	$32,533
Agency	666,702	24,292	(608)	690,386
Corporate	412,223	3,591	(506)	415,308
Municipal bonds	1,412,012	37,260	(3,253)	1,446,019
Collateralized mortgage obligations	513,259	819	(712)	513,366
Mortgage-backed securities	812,384	21,662	(543)	833,503
Total investment securities available-for-sale	3,846,733	90,004	(5,622)	3,931,115
Investment securities held-to-maturity:
Mortgage-backed securities	22,124	1,281	—	23,405
Other	1,608	—	—	1,608
Total investment securities held-to-maturity	23,732	1,281	—	25,013
Total investment securities	$3,870,465	$91,285	$(5,622)	$3,956,128
Investment securities with carrying values of $134.6 million and $147.3 million as of June 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits, other borrowings, and for other purposes as required or permitted by law.

At June 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Unrealized Gains and Losses

Unrealized gains and losses on investment securities available-for-sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At June 30, 2021, the Company had accumulated other comprehensive income of $37.1 million, or $26.5 million net of tax, compared to an accumulated other comprehensive income of $84.4 million, or $60.3 million net of tax, at December 31, 2020.

The table below shows the number, fair value, and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	June 30, 2021
	Less than 12 Months			12 Months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
Investment securities available-for-sale:
U.S. Treasury	2	$38,568	$(47)	—	$—	$—	2	$38,568	$(47)
Agency	24	358,145	(5,244)	9	9,355	(266)	33	367,500	(5,510)
Corporate	11	91,496	(2,676)	—	—	—	11	91,496	(2,676)
Municipal bonds	68	375,132	(5,169)	—	—	—	68	375,132	(5,169)
Collateralized mortgage obligations	35	373,224	(3,145)	1	351	—	36	373,575	(3,145)
Mortgage-backed securities.	68	838,125	(8,454)	—	—	—	68	838,125	(8,454)
Total investment securities available-for-sale	208	$2,074,690	$(24,735)	10	$9,706	$(266)	218	$2,084,396	$(25,001)

	December 31, 2020
	Less than 12 Months			12 Months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
Investment securities available-for-sale:
Agency	4	$74,194	$(307)	9	$10,434	$(301)	13	$84,628	$(608)
Corporate	9	71,226	(506)	—	—	—	9	71,226	(506)
Municipal bonds	56	312,894	(3,253)	—	—	—	56	312,894	(3,253)
Collateralized mortgage obligations	21	215,603	(710)	1	431	(2)	22	216,034	(712)
Mortgage-backed securities	16	139,071	(543)	—	—	—	16	139,071	(543)
Total investment securities available-for-sale	106	$812,988	$(5,319)	10	$10,865	$(303)	116	$823,853	$(5,622)

Allowance for Credit Losses on Investment Securities

The Company reviews individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is deemed credit related or due to other factors such as changes in interest rates and general market conditions. An ACL on available-for-sale investment securities is recorded when the fair value of the investment is below its amortized cost and the decline in fair value has been deemed to be credit related through the Company’s qualitative assessment. Non-credit related declines in fair value of available-for-sale investment securities, which may be attributed to changes in interest rates and other market related factors, are not recorded through an ACL. Such declines are recorded as an adjustment to accumulated other comprehensive income, net of tax. In the event the Company is required to sell or has the intent to sell an available-for-sale security that has experienced a decline in fair value below its amortized cost, the Company writes the amortized cost of the security down to fair value in the current period.

Credit losses on held-to-maturity investment securities are recorded at the time of purchase or acquisition and when the Company has designated securities as held-to-maturity. Credit losses on held-to-maturity investment securities are representative of current expected credit losses that may be incurred over the life of the investment.

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

The Company has no ACL for held-to maturity investment securities as of June 30, 2021 and December 31, 2020 because the likelihood of non-repayment is remote. The Company has no ACL for available-for-sale or investment securities June 30, 2021 and December 31, 2020. As of June 30, 2021, the Company has not recorded credit losses on certain available-for-sale securities that were in an unrealized loss position due to the high quality of the investments, with investment grade ratings, and many of them are issued by U.S. government agencies. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company performed a qualitative assessment of these investments as of June 30, 2021, and does not believe the declines in fair value are credit related. There was no provision for credit losses recognized for available-for-sale or held-to-maturity investment securities investment securities during the three months ended June 30, 2021, March 31, 2021, and June 30, 2020, and the six months ended June 30, 2021 and June 30, 2020.

At June 30, 2021 and December 31, 2020, there were no available-for-sale or held-to-maturity securities in nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. At June 30, 2021 and December 31, 2020, there were no securities purchased with deterioration in credit quality since their origination. At June 30, 2021 and December 31, 2020, there were no collateral dependent available-for-sale or held-to-maturity securities.

The following table summarizes the Company’s investment securities portfolio by Moody’s external rating equivalent and by vintage as of June 30, 2021:

	Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Total
Investment securities available-for-sale:
U.S. Treasury
Aaa - Aa3	$33,148	$26,266	$20,481	$21,408	$10,505	$—	$111,808
Agency
Aaa - Aa3	9,572	349,992	55,601	83,752	—	56,250	555,167
Corporate debt
A1 - A3	—	58,502	—	—	—	60,573	119,075
Baa1 - Baa3	36,553	100,494	70,721	—	17,925	13,614	239,307
Municipal bonds
Aaa - Aa3	40,975	907,667	297,852	32,830	60,376	36,124	1,375,824
A1 - A3	—	—	—	—	—	2,309	2,309
Baa1 - Baa3	—	—	—	—	—	1,340	1,340
Collateralized mortgage obligations
Aaa - Aa3	142,912	232,492	91,915	20,786	14,443	112,190	614,738
Mortgage-backed securities
Aaa - Aa3	834,439	437,746	96,261	12,600	40,338	46,495	1,467,879
Total investment securities available-for-sale	1,097,599	2,113,159	632,831	171,376	143,587	328,895	4,487,447
Investment securities held-to-maturity:
Mortgage-backed securities
Aaa - Aa3	—	—	—	5,029	4,481	7,868	17,378
Other
Baa1 - Baa3	—	—	—	608	—	947	1,555
Total investment securities held-to-maturity	—	—	—	5,637	4,481	8,815	18,933
Total investment securities	$1,097,599	$2,113,159	$632,831	$177,013	$148,068	$337,710	$4,506,380

Realized Gains and Losses

During the three months ended June 30, 2021, March 31, 2021, and June 30, 2020, the Company recognized gross gains on sales of available-for-sale securities in the amount of $10.0 million, $4.2 million, and $1.3 million, respectively. During the three months ended June 30, 2021, March 31, 2021, and June 30, 2020, the Company recognized gross losses on sales of available-for-sale securities in the amount of $5.0 million, $191,000, and $1.3 million, respectively. The Company had net proceeds from the sales of available-for-sale securities of $285.3 million, $179.4 million, and $191.1 million, of which $6.5 million were receivables on unsettled securities sales, during the three months ended June 30, 2021, March 31, 2021, and June 30, 2020, respectively.

During the six months ended June 30, 2021 and 2020, the Company recognized gross gains on sales of available-for-sale securities in the amount of $14.3 million and $9.2 million, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized gross losses on the sales of available-for sale securities in the amount of $5.1 million and $1.5 million, respectively. The Company had net proceeds from the sales of available-for-sale securities of $464.7 million and $346.4 million, of which $6.5 million were receivables on unsettled security sales, during the six months ended June 30, 2021 and 2020, respectively.

Contractual maturities

The amortized cost and estimated fair value of investment securities at June 30, 2021, by contractual maturity, are shown in the table below.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
U.S. Treasury	$—	$—	$30,135	$31,913	$79,712	$79,895	$—	$—	$109,847	$111,808
Agency	—	—	312,054	314,952	184,783	184,414	57,505	55,801	554,342	555,167
Corporate	54,024	54,074	9,670	9,714	291,407	294,594	—	—	355,101	358,382
Municipal bonds	12,830	12,830	4,619	4,918	77,533	80,607	1,253,364	1,281,118	1,348,346	1,379,473
Collateralized mortgage obligations	—	—	26,394	26,357	229,519	226,997	361,683	361,384	617,596	614,738
Mortgage-backed securities	—	—	2,121	2,252	479,885	486,001	983,111	979,626	1,465,117	1,467,879
Total investment securities available-for-sale	66,854	66,904	384,993	390,106	1,342,839	1,352,508	2,655,663	2,677,929	4,450,349	4,487,447
Investment securities held-to-maturity:
Mortgage-backed securities	—	—	—	—	—	—	17,378	18,265	17,378	18,265
Other	—	—	—	—	—	—	1,555	1,555	1,555	1,555
Total investment securities held-to-maturity	—	—	—	—	—	—	18,933	19,820	18,933	19,820
Total investment securities	$66,854	$66,904	$384,993	$390,106	$1,342,839	$1,352,508	$2,674,596	$2,697,749	$4,469,282	$4,507,267

FHLB, FRB, and Other Stock

The Company’s equity securities primarily consist of FHLB and Federal Reserve Bank of San Francisco (“FRB”) stock, which are considered restricted securities and held as a condition of membership of the FHLB and the Board of Governors of the Federal Reserve System. These equity securities without readily determinable fair values are carried at cost less impairment. At June 30, 2021, the Company had $17.3 million in FHLB stock, $74.4 million in FRB stock, and $26.3 million in other stock, all carried at cost. During the three months ended June 30, 2021 and March 31, 2021, the FHLB did not repurchase any of the Company’s excess FHLB stock through its stock repurchase program. During the three months ended June 30, 2020, the FHLB repurchased $17.3 million of the company’s excess FHLB stock through its stock repurchase program.

The Company periodically evaluates its investments in FHLB, FRB, and other stock for impairment, including their capital adequacy and overall financial condition. No impairment losses have been recorded through June 30, 2021.

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

The following table presents the composition of the loan portfolio for the periods indicated:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Investor loans secured by real estate
CRE non-owner-occupied	$2,810,233	$2,675,085
Multifamily	5,539,464	5,171,356
Construction and land	297,728	321,993
SBA secured by real estate	53,003	57,331
Total investor loans secured by real estate	8,700,428	8,225,765
Business loans secured by real estate
CRE owner-occupied	2,089,300	2,114,050
Franchise real estate secured	358,120	347,932
SBA secured by real estate	72,923	79,595
Total business loans secured by real estate	2,520,343	2,541,577
Commercial loans
Commercial and industrial	1,795,144	1,768,834
Franchise non-real estate secured	401,315	444,797
SBA non-real estate secured	13,900	15,957
Total commercial loans	2,210,359	2,229,588
Retail loans
Single family residential	157,228	232,574
Consumer	6,240	6,929
Total retail loans	163,468	239,503
Gross loans held for investment (1)	13,594,598	13,236,433
Allowance for credit losses for loans held for investment	(232,774)	(268,018)
Loans held for investment, net	$13,361,824	$12,968,415

Total unfunded loan commitments	$2,345,364	$1,947,250
Loans held for sale, at lower of cost or fair value	$4,714	$601
______________________________
(1) Includes unaccreted fair value net purchase discounts of $94.4 million and $113.8 million as of June 30, 2021 and December 31, 2020, respectively.

Loans Serviced for Others and Loan Securitization

The Company generally retains the servicing rights of the guaranteed portion of SBA loans sold, for which the Company records a servicing asset at fair value within its other assets category. Servicing assets are subsequently measured using the amortization method and amortized to noninterest income. Servicing assets are evaluated for impairment based on the fair value of the assets as compared to carrying amount. At June 30, 2021 and December 31, 2020, the servicing asset totaled $4.4 million and $5.3 million, respectively, and was included in other assets in the Company’s consolidated statement of financial condition. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. At June 30, 2021 and December 31, 2020, the Company determined that no valuation allowance was necessary.

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

To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse Freddie Mac for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date of December 23, 2016. The liability recorded for Company’s exposure to the reimbursement agreement with Freddie Mac was $448,000 as of June 30, 2021 and December 31, 2020.

Loans sold and serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans and participations serviced for others were $618.3 million at June 30, 2021 and $686.0 million at December 31, 2020. Included within the balances were loans transferred through securitization with Freddie Mac of $94.6 million and SBA participations serviced for others of $387.8 million at June 30, 2021, and loans transferred through securitization with Freddie Mac of $99.4 million and SBA participations serviced for others of $421.7 million at December 31, 2020.

Concentration of Credit Risk

As of June 30, 2021, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located predominately in California. The Company’s loan portfolio contains concentrations of credit in multifamily, CRE non-owner-occupied, CRE owner-occupied, and C&I business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and diversifies its loan portfolio through loan originations, purchases, and sales to meet approved concentration levels.

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus and likewise in excess of 15% of the Bank’s unimpaired capital plus surplus for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $833.2 million for secured loans and $500.0 million for unsecured loans at June 30, 2021. In order to manage concentration risk, the Bank maintains a house lending limit well below these statutory maximums. At June 30, 2021, the Bank’s largest aggregate outstanding balance of loans to one borrower was $177.6 million secured by multifamily properties.

Credit Quality and Credit Risk Management

The Company’s credit quality and credit risk are controlled in two areas. The first is the loan origination process, wherein the Bank underwrites credit and chooses which types and levels of risk it is willing to accept. The Company maintains a credit policy which addresses many related topics, sets forth maximum tolerances for key elements of loan risk, and indicates appropriate protocols for identifying and analyzing these risk elements. The policy sets forth specific guidelines for analyzing each of the loan products the Company offers from both an individual and portfolio-wide basis. The credit policy is reviewed annually by the Bank Board. The Bank’s underwriters ensure all key risk factors are analyzed, with most underwriting including a global cash flow analysis of the prospective borrowers.

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

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as of June 30, 2021:

	Term Loans by Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
June 30, 2021
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$301,013	$267,646	$477,241	$488,498	$272,907	$923,821	$9,980	$—	$2,741,106
Special mention	—	—	16,356	3,395	—	17,581	—	—	37,332
Substandard	—	—	25,834	—	—	5,424	537	—	31,795
Multifamily
Pass	1,027,783	984,120	1,514,852	707,270	570,526	727,578	1,643	—	5,533,772
Special mention	—	—	1,745	2,073	—	—	—	—	3,818
Substandard	—	—	—	544	559	771	—	—	1,874
Construction and land
Pass	36,740	97,789	93,185	35,334	8,765	25,915	—	—	297,728
SBA secured by real estate
Pass	—	500	7,391	10,116	12,155	11,116	—	—	41,278
Special mention	—	—	—	—	3,038	750	—	—	3,788
Substandard	—	—	1,171	2,361	2,239	2,166	—	—	7,937
Total investor loans secured by real estate	1,365,536	1,350,055	2,137,775	1,249,591	870,189	1,715,122	12,160	—	8,700,428
Business loans secured by real estate
CRE owner-occupied
Pass	276,707	281,668	355,162	269,806	278,179	596,013	3,053	—	2,060,588
Special mention	—	—	6,086	1,741	3,043	—	—	—	10,870
Substandard	—	—	—	6,151	5,873	5,818	—	—	17,842
Franchise real estate secured
Pass	59,536	44,384	71,812	54,679	79,691	47,140	—	—	357,242
Special mention	—	878	—	—	—	—	—	—	878
SBA secured by real estate
Pass	2,502	3,423	7,562	11,398	12,676	27,290	—	—	64,851
Special mention	—	—	—	—	—	150	—	—	150
Substandard	—	—	—	1,336	2,160	4,426	—	—	7,922
Total loans secured by business real estate	338,745	330,353	440,622	345,111	381,622	680,837	3,053	—	2,520,343

	Term Loans by Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
June 30, 2021
Commercial loans
Commercial and industrial
Pass	158,312	114,467	243,248	136,513	189,735	95,416	805,860	1,852	1,745,403
Special mention	—	—	231	—	—	—	13,558	—	13,789
Substandard	—	1,940	1,231	3,334	33	2,365	27,049	—	35,952
Franchise non-real estate secured
Pass	56,892	26,322	133,288	76,113	35,506	45,833	1,512	—	375,466
Substandard	—	—	2,293	4,559	17,749	1,248	—	—	25,849
SBA non-real estate secured
Pass	153	413	2,167	1,469	3,557	4,060	—	—	11,819
Substandard	—	—	80	345	258	721	677	—	2,081
Total commercial loans	215,357	143,142	382,538	222,333	246,838	149,643	848,656	1,852	2,210,359
Retail loans
Single family residential
Pass	13,312	6,771	2,524	2,271	8,789	101,020	22,487	—	157,174
Substandard	—	—	—	—	—	54	—	—	54
Consumer loans
Pass	44	39	63	23	19	3,012	2,996	—	6,196
Substandard	—	—	7	—	—	37	—	—	44
Total retail loans	13,356	6,810	2,594	2,294	8,808	104,123	25,483	—	163,468
Totals gross loans	$1,932,994	$1,830,360	$2,963,529	$1,819,329	$1,507,457	$2,649,725	$889,352	$1,852	$13,594,598

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as of December 31, 2020:

	Term Loans by Vintage
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2020
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$265,901	$541,994	$440,351	$287,580	$279,238	$791,477	$11,114	$—	$2,617,655
Special mention	—	—	6,669	437	2,516	29,738	—	—	39,360
Substandard	—	9,732	2,045	—	516	5,218	559	—	18,070
Multifamily
Pass	1,027,644	1,677,716	899,123	665,939	354,859	531,287	420	—	5,156,988
Special mention	—	1,758	2,630	—	8,649	—	—	—	13,037
Substandard	—	—	—	559	772	—	—	—	1,331
Construction and land
Pass	57,309	144,759	73,313	18,625	20,531	6,672	784	—	321,993
SBA secured by real estate
Pass	—	8,306	9,029	13,418	6,305	7,696	—	—	44,754
Special mention	496	1,032	1,159	1,000	373	306	—	—	4,366
Substandard	—	1,220	2,959	1,091	400	2,541	—	—	8,211
Total investor loans secured by real estate	1,351,350	2,386,517	1,437,278	988,649	674,159	1,374,935	12,877	—	8,225,765
Business loans secured by real estate
CRE owner-occupied
Pass	293,324	409,758	332,672	327,475	225,098	469,704	14,268	246	2,072,545
Special mention	2,190	15,917	3,802	—	4,153	201	—	—	26,263
Substandard	—	—	3,636	4,214	1,169	5,973	250	—	15,242
Franchise real estate secured
Pass	44,413	81,438	66,241	96,999	24,673	27,020	—	—	340,784
Special mention	878	1,650	2,652	—	—	—	—	—	5,180
Substandard	—	—	—	—	1,968	—	—	—	1,968
SBA secured by real estate
Pass	3,253	7,637	12,608	16,058	8,488	23,624	—	—	71,668
Special mention	—	—	1,200	—	137	—	—	—	1,337
Substandard	—	—	184	1,987	1,376	3,043	—	—	6,590
Total loans secured by business real estate	344,058	516,400	422,995	446,733	267,062	529,565	14,518	246	2,541,577

	Term Loans by Vintage
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2020
Commercial loans
Commercial and industrial
Pass	127,082	260,368	159,001	210,163	51,800	82,291	801,752	9,315	1,701,772
Special mention	735	—	2,331	185	1,320	243	17,890	37	22,741
Substandard	—	3,310	2,737	610	1,333	2,446	32,858	1,027	44,321
Franchise non-real estate secured
Pass	27,607	164,025	94,494	46,174	40,829	27,745	1,361	502	402,737
Special mention	—	7,267	2,037	230	480	2,321	—	—	12,335
Substandard	—	6,690	3,706	18,425	700	204	—	—	29,725
SBA non-real estate secured
Pass	407	2,257	1,558	2,674	610	4,449	—	259	12,214
Special mention	—	—	—	1,574	—	—	—	—	1,574
Substandard	—	83	357	282	340	400	707	—	2,169
Total commercial loans	155,831	444,000	266,221	280,317	97,412	120,099	854,568	11,140	2,229,588
Retail loans
Single family residential
Pass	10,794	7,714	13,982	14,039	33,968	124,248	27,172	—	231,917
Substandard	—	—	—	—	—	657	—	—	657
Consumer loans
Pass	52	112	37	25	2	3,145	3,508	—	6,881
Substandard	—	7	—	—	—	41	—	—	48
Total retail loans	10,846	7,833	14,019	14,064	33,970	128,091	30,680	—	239,503
Totals gross loans	$1,862,085	$3,354,750	$2,140,513	$1,729,763	$1,072,603	$2,152,690	$912,643	$11,386	$13,236,433

The following tables stratify loans held for investment by delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+	Total
June 30, 2021
Investor loans secured by real estate
CRE non-owner-occupied	$2,799,890	$—	$—	$10,343	$2,810,233
Multifamily	5,539,464	—	—	—	5,539,464
Construction and land	297,728	—	—	—	297,728
SBA secured by real estate	52,563	—	—	440	53,003
Total investor loans secured by real estate	8,689,645	—	—	10,783	8,700,428
Business loans secured by real estate
CRE owner-occupied	2,084,284	—	—	5,016	2,089,300
Franchise real estate secured	358,120	—	—	—	358,120
SBA secured by real estate	72,473	—	—	450	72,923
Total business loans secured by real estate	2,514,877	—	—	5,466	2,520,343
Commercial loans
Commercial and industrial	1,792,913	29	83	2,119	1,795,144
Franchise non-real estate secured	401,315	—	—	—	401,315
SBA not secured by real estate	13,223	—	—	677	13,900
Total commercial loans	2,207,451	29	83	2,796	2,210,359
Retail loans
Single family residential	157,050	178	—	—	157,228
Consumer loans	6,240	—	—	—	6,240
Total retail loans	163,290	178	—	—	163,468
Totals	$13,575,263	$207	$83	$19,045	$13,594,598

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+	Total Gross Loans
December 31, 2020
Investor loans secured by real estate
CRE non-owner-occupied	$2,674,328	$—	$—	$757	$2,675,085
Multifamily	5,171,355	1	—	—	5,171,356
Construction and land	321,993	—	—	—	321,993
SBA secured by real estate	56,074	—	—	1,257	57,331
Total investor loans secured by real estate	8,223,750	1	—	2,014	8,225,765
Business loans secured by real estate
CRE owner-occupied	2,108,746	—	—	5,304	2,114,050
Franchise real estate secured	347,932	—	—	—	347,932
SBA secured by real estate	78,036	486	—	1,073	79,595
Total business loans secured by real estate	2,534,714	486	—	6,377	2,541,577
Commercial loans
Commercial and industrial	1,765,451	428	57	2,898	1,768,834
Franchise non-real estate secured	444,797	—	—	—	444,797
SBA not secured by real estate	14,912	338	—	707	15,957
Total commercial loans	2,225,160	766	57	3,605	2,229,588
Retail loans
Single family residential	232,559	15	—	—	232,574
Consumer loans	6,928	1	—	—	6,929
Total retail loans	239,487	16	—	—	239,503
Totals	$13,223,111	$1,269	$57	$11,996	$13,236,433

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

As of June 30, 2021, $34.4 million of loans were individually evaluated with no ACL attributed to such loans. At June 30, 2021, $13.1 million of individually evaluated loans were evaluated using a discounted cash flow approach and $21.3 million of individually evaluated loans were evaluated based on the underlying value of the collateral.

As of December 31, 2020, $29.2 million of loans were individually evaluated, and the ACL attributed to such loans totaled $126,000. At December 31, 2020, $15.2 million of individually evaluated loans were evaluated using a discounted cash flow approach and $14.0 million of individually evaluated loans were evaluated based on the underlying value of the collateral.

The Company had individually evaluated loans on nonaccrual status of $34.4 million and $29.2 million at June 30, 2021 and December 31, 2020, respectively.

Troubled Debt Restructurings

We sometimes modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments, and, in limited cases, concessions to the outstanding loan balances. These loans are classified as TDRs. TDRs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition or cash flows. A workout plan between us and the borrower is designed to provide a bridge for borrower cash flow shortfalls in the near term. In most cases, the Company initially places TDRs on nonaccrual status, and they may return to accrual status when the loans are brought current, have performed in accordance with the contractual restructured terms for a period of at least six months, and the ultimate collectability of the total contractual restructured principal and interest payments are no longer in doubt. At June 30, 2021, there were $17.8 million loans classified as TDRs, compared with no TDR loans as of December 31, 2020. During the three and six months ended June 30, 2021, there were six loans totaling $17.8 million modified as TDRs, which are comprised of three CRE owner-occupied loans and one C&I loan totaling $5.3 million belonging to one borrower relationship with the terms modified due to bankruptcy, and two franchise non-real estate secured loans totaling $12.6 million belonging to another borrower relationship with the terms modified for payment deferral. During the three and six months ended June 30, 2021, the three CRE owner-occupied loans and one C&I loan classified as TDRs were in payment default and all TDRs were on nonaccrual status as of June 30, 2021. During the three and six months ended June 30, 2020, there were no TDRs that experienced payment defaults after modifications within the previous 12 months.

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

For COVID-19 related loan modifications in the form of payment deferrals, the delinquency status will not advance and loans that were accruing at the time that the relief is provided will generally not be placed on nonaccrual status during the deferral period. Interest income will continue to be recognized over the contractual life of the loan. However, the Company, through its credit portfolio management activities, has continued to monitor facts and circumstances associated with the underlying credit quality of loans modified under the provisions of the CARES Act in an effort to identify any loans where the accrual of interest during the modification period is no longer appropriate. In such cases, the Company ceases the accrual of interest and all previously accrued and uncollected interest is promptly reversed against current period interest income. At June 30, 2021, there was one single family residential loan for $819,000 classified as a COVID-19 modification under Section 4013 of the CARES Act. Additionally, as of June 30, 2021, there were no loans in-process for potential modification. At December 31, 2020, 52 loans totaling $79.5 million, or 0.60% of loans held for investment, remained within their COVID-19 modification period.

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

The Company typically does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the timely collection of principal or interest. However, when such loans are well secured and in the process of collection, the Company may continue accruing interest. The Company had no loans 90 days or more past due and still accruing at June 30, 2021 and December 31, 2020, respectively. Nonaccrual loans totaled $34.4 million at June 30, 2021 and $29.2 million as of December 31, 2020. No interest income was recognized on nonaccrual loans during the three and six months ended June 30, 2021 and June 30, 2020.

The following tables provide a summary of nonaccrual loans as of the dates indicated:

	Nonaccrual Loans (1)
(Dollars in thousands)	Collateral Dependent Loans	ACL	Non-Collateral Dependent Loans	ACL	Total Nonaccrual Loans	Nonaccrual Loans with No ACL
June 30, 2021
Investor loans secured by real estate
CRE non-owner-occupied	$12,296	$—	$—	$—	$12,296	$12,296
SBA secured by real estate	440	—	—	—	440	440
Total investor loans secured by real estate	12,736	—	—	—	12,736	12,736
Business loans secured by real estate
CRE owner-occupied	5,016	—	—	—	5,016	5,016
SBA secured by real estate	692	—	—	—	692	692
Total business loans secured by real estate	5,708	—	—	—	5,708	5,708
Commercial loans
Commercial and industrial	2,118	—	552	—	2,670	2,670
Franchise non-real estate secured	—	—	12,584	—	12,584	12,584
SBA non-real estate secured	677	—	—	—	677	677
Total commercial loans	2,795	—	13,136	—	15,931	15,931
Retail loans
Single family residential	12	—	—	—	12	12
Total retail loans	12	—	—	—	12	12
Total nonaccrual loans	$21,251	$—	$13,136	$—	$34,387	$34,387
______________________________
(1) The ACL for nonaccrual loans is determined based on a discounted cash flow methodology unless the loan is considered collateral dependent; otherwise, the ACL for collateral dependent nonaccrual loans is determined based on the estimated fair value of the underlying collateral.

	Nonaccrual Loans (1)
(Dollars in thousands)	Collateral Dependent Loans	ACL	Non-Collateral Dependent Loans	ACL	Total Nonaccrual Loans	Nonaccrual Loans with No ACL
December 31, 2020
Investor loans secured by real estate
CRE non-owner-occupied	$2,792	$—	$—	$—	$2,792	$2,792
SBA secured by real estate	1,257	—	—	—	1,257	1,257
Total investor loans secured by real estate	4,049	—	—	—	4,049	4,049
Business loans secured by real estate
CRE owner-occupied	6,083	—	—	—	6,083	6,083
SBA secured by real estate	1,143	—	—	—	1,143	1,143
Total business loans secured by real estate	7,226	—	—	—	7,226	7,226
Commercial loans
Commercial and industrial	2,040	—	1,934	126	3,974	2,733
Franchise non-real estate secured	—	—	13,238	—	13,238	13,238
SBA non-real estate secured	707	—	—	—	707	707
Total commercial loans	2,747	—	15,172	126	17,919	16,678
Retail loans
Single family residential	15	—	—	—	15	15
Total retail loans	15	—	—	—	15	15
Total nonaccrual loans	$14,037	$—	$15,172	$126	$29,209	$27,968
______________________________
(1) The ACL for nonaccrual loans is determined based on a discounted cash flow methodology unless the loan is considered collateral dependent; otherwise, the ACL for collateral dependent nonaccrual loans is determined based on the estimated fair value of the underlying collateral.

Residential Real Estate Loans In Process of Foreclosure

The Company had no consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of June 30, 2021 or December 31, 2020.

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

The following tables summarize collateral dependent loans by collateral type as of the dates indicated:

	June 30, 2021
(Dollars in thousands)	Office Properties	Industrial Properties	Retail Properties	Land Properties	Hotel Properties	Residential Properties	Business Assets	Total
Investor loan secured by real estate
CRE non-owner-occupied	$—	$—	$2,490	$—	$9,806	$—	$—	$12,296
SBA secured by real estate	—	—	—	—	440	—	—	440
Total investor loans secured by real estate	—	—	2,490	—	10,246	—	—	12,736
Business loans secured by real estate
CRE owner-occupied	—	—	—	5,016	—	—	—	5,016
SBA secured by real estate	178	451	—	—	—	63	—	692
Total business loans secured by real estate	178	451	—	5,016	—	63	—	5,708
Commercial loans
Commercial and industrial	—	—	—	248	—	240	1,630	2,118
SBA non-real estate secured	—	—	—	—	—	—	677	677
Total commercial loans	—	—	—	248	—	240	2,307	2,795
Retail loans
Single family residential	—	—	—	—	—	12	—	12
Total retail loans	—	—	—	—	—	12	—	12
Total collateral dependent loans	$178	$451	$2,490	$5,264	$10,246	$315	$2,307	$21,251

	December 31, 2020
(Dollars in thousands)	Office Properties	Industrial Properties	Retail Properties	Land Properties	Hotel Properties	Residential Properties	Business Assets	Total
Investor loan secured by real estate
CRE non-owner-occupied	$—	$—	$2,594	$—	$198	$—	$—	$2,792
SBA secured by real estate	—	—	—	—	1,257	—	—	1,257
Total investor loans secured by real estate	—	—	2,594	—	1,455	—	—	4,049
Business loans secured by real estate
CRE owner-occupied	—	779	—	5,304	—	—	—	6,083
SBA secured by real estate	288	757	—	—	—	98	—	1,143
Total business loans secured by real estate	288	1,536	—	5,304	—	98	—	7,226
Commercial loans
Commercial and industrial	—	—	—	—	—	—	2,040	2,040
SBA non-real estate secured	—	—	—	—	—	—	707	707
Total commercial loans	—	—	—	—	—	—	2,747	2,747
Retail loans
Single family residential	—	—	—	—	—	15	—	15
Total retail loans	—	—	—	—	—	15	—	15
Total collateral dependent loans	$288	$1,536	$2,594	$5,304	$1,455	$113	$2,747	$14,037

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

The Company’s discounted cash flow ACL model for commercial real estate and commercial loans uses internally derived estimates for prepayments in determining the amount and timing of future contractual cash flows to be collected. The estimate of future cash flows also incorporates estimates for contractual amounts the Company believes may not be collected, which are based on assumptions for PD, LGD, and EAD. EAD is the estimated outstanding balance of the loan at the time of default. It is determined by the contractual payment schedule and expected payment profile of the loan, incorporating estimates for expected prepayments and future draws on revolving credit facilities. The Company discounts cash flows using the effective interest rate on the loan. The effective interest rate represents the contractual rate on the loan; adjusted for any purchase premiums, purchase discounts, and deferred fees and costs associated with the origination of the loan. The Company has made an accounting policy election to adjust the effective interest rate to take into consideration the effects of estimated prepayments. The ACL for term loans is determined by measuring the amount by which a loan’s amortized cost exceeds its discounted cash flows expected to be collected. The ACL for credit facilities is determined by discounting estimates for cash flows not expected to be collected.

Probability of Default

The PD for investor loans secured by real estate is based largely on a model provided by a third party, using proxy loan information. The PDs generated by this model are reflective of current and expected changes in economic conditions and conditions in the commercial real estate market, and how they are expected to impact loan level and property level attributes, and ultimately the likelihood of a default event occurring. This model also incorporates assumptions for PD at a loan’s maturity. Significant loan and property level attributes include: loan to value ratios, debt service coverage, loan size, loan vintage, and property types.

The PD for business loans secured by real estate and commercial loans is based on an internally developed PD rating scale that assigns PDs based on the Company’s internal risk grades for loans. This internally developed PD rating scale is based on a combination of the Company’s own historical data and observed historical data from the Company’s peers, which consist of banks that management believes align with our business profile. As credit risk grades change for these loans, the PD assigned to them also changes. As with investor loans secured by real estate, the PD for business loans secured by real estate and commercial loans is also impacted by current and expected economic conditions.

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

Forecasts

GAAP requires the Company to develop reasonable and supportable forecasts of future conditions, and estimate how those forecasts are expected to impact a borrower’s ability to satisfy their obligation to the Bank and the ultimate collectability of future cash flows over the life of the loan. The Company uses economic scenarios from an independent third party, Moody’s Analytics, in its estimation of a borrower’s ability to repay a loan in future periods. These scenarios are based on past events, current conditions, and the likelihood of future events occurring. These scenarios typically are comprised of: (1) a base-case scenario, (2) an upside scenario, representing slightly better economic conditions than currently experienced, and (3) a downside scenario, representing recessionary conditions. Management periodically evaluates economic scenarios and may decide that a particular economic scenario or a combination of probability-weighted economic scenarios should be used in the Company’s ACL model. The economic scenarios chosen for the model, the extent to which more than one scenario is used, and the weights that are assigned to them, are based on the Company’s estimate of the probability of each scenario occurring, which is based in part on analysis performed by an independent third-party. Economic scenarios chosen, as well as the assumptions within those scenarios, and whether to use a probability-weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events such as the ongoing COVID-19 pandemic. The Company recognizes the non-linearity of credit losses relative to economic performance and thus the Company believes consideration of, and if appropriate under the circumstances, use of multiple probability-weighted economic scenarios is appropriate in estimating credit losses over the forecast period. This approach is based on certain assumptions. The first assumption is that no single forecast of the economy, however detailed or complex, is completely accurate over a reasonable forecast time-frame, and is subject to revisions over time. By considering multiple scenario outcomes and assigning reasonable probability weightings to them, some of the uncertainty associated with a single scenario approach, the Company believes, is mitigated.

As of June 30, 2021, the Company’s ACL model used three probability-weighted scenarios representing a base-case scenario, an upside scenario, and a downside scenario. The weightings assigned to each scenario were as follows: the base-case scenario, or most likely scenario, was assigned a weighting of 40%, while the upside and downside scenarios were each assigned weightings of 30%. These economic scenarios include the current and estimated future impact associated with the ongoing COVID-19 pandemic. The Company evaluated the weightings of each economic scenario in the current period with the assistance of Moody's Analytics, and determined the current weightings of 40% for the base-case scenario, and 30% for each of the upside and downside scenarios appropriately reflect the likelihood of outcomes for each scenario given the current economic environment. The use of three probability-weighted scenarios in the second quarter of 2021 and the weighting assigned to each scenario is consistent with the approach used in the Company’s ACL model at March 31, 2021 and December 31, 2020.

The Company, with the assistance of Moody’s Analytics, currently forecasts PDs and LGDs based on economic scenarios over a two-year period, which we believe is a reasonable and supportable period. Beyond this point, PDs and LGDs revert to their long-term averages. The Company has reflected this reversion over a period of three years in each of its economic scenarios used to generate the overall probability-weighted forecast. Changes in economic forecasts impact the PD, LGD, and EAD for each loan, and therefore influence the amount of future cash flows for each loan the Company does not expect to collect.

The Company derives the economic forecasts it uses in its ACL model from Moody's Analytics that has a large team of economists, database managers, and operational engineers with a long history of producing monthly economic forecasts. The forecasts produced by this third-party have been widely used by banks, credit unions, government agencies, and real estate developers. These economic forecasts cover all states and metropolitan areas in the Unites States, and reflect changes in economic variables such as: GDP growth, interest rates, employment rates, changes in wages, retail sales, industrial production, metrics associated with the single-family and multifamily housing markets, vacancy rates, changes in equity market prices, and energy markets.

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

As of June 30, 2021, the Company’s ACL model incorporated the following assumptions for key economic variables in the base-case, upside, and downside scenarios:

Base-case Scenario:

•CRE price index experiences a slowing annualized rate of decline throughout 2021 from approximately -13% in early 2021 to approximately -4% by the end of 2021. This scenario assumes the index returns to growth in 2022 and 2023. This scenario also assumes the CRE price index returns to moderate levels of growth beginning in the first quarter of 2022, with the annualized rate of growth increasing from 2% in early 2022 to 10% by the end of 2022. Under this scenario, the CRE price index is anticipated to increase approximately 8-9% on an annualized basis in 2023.
•U.S. real GDP experiences growth within a range of 6-7% on an annualized basis throughout 2021. This scenario also assumes decelerating growth in real GDP throughout 2022, from the levels estimated for 2021. Growth in real GDP for 2022 under this scenario decelerates from approximately 5% annualized in early 2022 to approximately 2% annualized by the end of 2022. This scenario assumes real GDP growth increases to approximately 2-3% in 2023.
•U.S. unemployment declining from approximately 6% in early 2021 to approximately 4.5% by the end of 2021. This scenario also assumes unemployment continues to decline in 2022 from approximately 4% in early 2022 to approximately 3.5% by the end of 2022. This scenario assumes the rate of unemployment holds constant at approximately 3.5% throughout 2023.

Upside Scenario:

•CRE price index experiences declines throughout 2021, with the estimated annualized rate of decline slowing from approximately -13% in early 2021 to approximately -1% by the end of 2021. This scenario also assumes the CRE price index returns growth in 2022, with the annualized rate of growth increasing from 7% in early 2022 to 12% by the end of 2022. Under this scenario, the CRE price index is anticipated to experience a decelerating annualized rate of increase from approximately 9% in early 2023 to approximately 7% by the end of 2023.
•U.S. real GDP experiences accelerating growth within a range of 6-10% on an annualized basis throughout 2021. This scenario also assumes decelerating growth in real GDP throughout 2022, from the levels estimated for 2021. Growth in real GDP for 2022 under this scenario decelerates from approximately 8% annualized in early 2022 to approximately 0% annualized by the end of 2022. This scenario assumes real GDP growth increases to approximately 1-2% in 2023.
•U.S. unemployment declining from approximately 6.2% in early 2021 to approximately 4.0% by the end of 2021. This scenario also assumes unemployment of approximately 3% throughout all of 2022. This scenario assumes the rate of unemployment holds constant at approximately 3% throughout 2023.

Downside Scenario:

•CRE price index experiences accelerating annualized rates of decline throughout 2021. Annualized declines of approximately -13% in early 2021 and accelerating to approximately -20% by the end of 2021. The CRE price index is estimated to experience decelerating declines throughout 2022, with the annualized rate of decline slowing from approximately -24% in early 2022 to approximately -2% by the end of 2022. Under this scenario, the CRE price index is anticipated to experience accelerating annualized growth of approximately 7% in early 2023 to approximately 20% by the end of 2023.
•U.S. real GDP experiences growth of approximately 6% to 10% in the first half of 2021, followed by a decrease of -3% for the remainder of 2021. This scenario also assumes a return to modest annualized growth in real GDP by the second quarter of 2022, with growth of approximately 2-3% for the remainder of 2022. This scenario assumes real GDP fluctuates within a range of approximately 2-4% throughout 2023.
•U.S. unemployment increases throughout 2021 from approximately 6% in early 2021 to approximately 8% by the end of 2021. This scenario also assumes unemployment remains elevated in 2022 at approximately 9%. This scenario assumes a decline in unemployment throughout 2023, from approximately 8% in early 2023 to approximately 7% at the end of 2023.

Qualitative Adjustments

The Company recognizes that historical information used as the basis for determining future expected credit losses may not always, by themselves, provide a sufficient basis for determining future expected credit losses. The Company, therefore, periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not be limited to, factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL. As of June 30, 2021, qualitative adjustments included in the ACL totaled $8.0 million. These adjustments primarily relate to continued uncertainty concerning the strength of the economic recovery and how it may impact certain classes of loans in the loan portfolio. Management determined through additional review that the uneven recovery and continued government interventions, are potentially underestimating the impact the ongoing COVID-19 pandemic may have on certain segments and classes of the loan portfolio, such as loans within the SBA, franchise, C&I, and construction classifications. Management reviews the need for an appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.

The following tables provides the allocation of the ACL for loans held for investment as well as the activity in the ACL attributed to various segments in the loan portfolio as of, and for the periods indicated:

	Three Months Ended June 30, 2021
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner occupied	$45,545	$—	$—	$1,567	$47,112
Multifamily	79,815	—	—	(20,756)	59,059
Construction and land	13,263	—	—	(3,715)	9,548
SBA secured by real estate	5,141	—	—	(460)	4,681
Business loans secured by real estate
CRE owner-occupied	41,594	—	15	(5,862)	35,747
Franchise real estate secured	10,876	—	—	560	11,436
SBA secured by real estate	6,451	—	80	(214)	6,317
Commercial loans
Commercial and industrial	43,373	(3,290)	2,098	(2,302)	39,879
Franchise non-real estate secured	18,903	—	—	(1,590)	17,313
SBA non-real estate secured	890	—	2	(162)	730
Retail loans
Single family residential	822	—	1	(153)	670
Consumer loans	326	—	—	(44)	282
Totals	$266,999	$(3,290)	$2,196	$(33,131)	$232,774

	Six Months Ended June 30, 2021
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner occupied	$49,176	$(154)	$—	$(1,910)	$47,112
Multifamily	62,534	—	—	(3,475)	59,059
Construction and land	12,435	—	—	(2,887)	9,548
SBA secured by real estate	5,159	(265)	—	(213)	4,681
Business loans secured by real estate
CRE owner-occupied	50,517	—	30	(14,800)	35,747
Franchise real estate secured	11,451	—	—	(15)	11,436
SBA secured by real estate	6,567	(98)	80	(232)	6,317
Commercial loans
Commercial and industrial	46,964	(4,569)	2,699	(5,215)	39,879
Franchise non-real estate secured	20,525	(156)	—	(3,056)	17,313
SBA non-real estate secured	995	—	4	(269)	730
Retail loans
Single family residential	1,204	—	1	(535)	670
Consumer loans	491	—	—	(209)	282
Totals	$268,018	$(5,242)	$2,814	$(32,816)	$232,774

	Three Months Ended June 30, 2020
(Dollars in thousands)	Beginning ACL Balance	Initial ACL Recorded for PCD Loans	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner occupied	$15,896	$3,025	$—	$—	$44,086	$63,007
Multifamily	14,722	8,710	—	—	40,079	63,511
Construction and land	9,222	2,051	—	—	7,531	18,804
SBA secured by real estate	935	—	(554)	—	1,629	2,010
Business loans secured by real estate
CRE owner-occupied	26,793	3,766	—	11	17,643	48,213
Franchise real estate secured	7,503	—	—	—	5,557	13,060
SBA secured by real estate	4,044	235	—	3	86	4,368
Commercial loans
Commercial and industrial	15,742	2,325	(2,286)	21	26,165	41,967
Franchise non-real estate secured	16,616	—	(1,227)	—	6,287	21,676
SBA non-real estate secured	516	924	(556)	(2)	(282)	600
Retail loans
Single family residential	1,137	206	(62)	1	197	1,479
Consumer loans	2,296	—	—	1	1,279	3,576
Totals	$115,422	$21,242	$(4,685)	$35	$150,257	$282,271

	Six Months Ended June 30, 2020
(Dollars in thousands)	Beginning ACL Balance (1)	Adoption of ASC 326	Initial ACL Recorded for PCD Loans	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner occupied	$1,899	$8,423	$3,025	$(387)	$—	$50,047	$63,007
Multifamily	729	9,174	8,710	—	—	44,898	63,511
Construction and land	4,484	(124)	2,051	—	—	12,393	18,804
SBA secured by real estate	1,915	(1,401)	—	(554)	—	2,050	2,010
Business loans secured by real estate
CRE owner-occupied	2,781	20,166	3,766	—	23	21,477	48,213
Franchise real estate secured	592	5,199	—	—	—	7,269	13,060
SBA secured by real estate	2,119	2,207	235	(315)	74	48	4,368
Commercial loans
Commercial and industrial	13,857	87	2,325	(2,776)	26	28,448	41,967
Franchise non-real estate secured	5,816	9,214	—	(1,227)	—	7,873	21,676
SBA non-real estate secured	445	218	924	(792)	2	(197)	600
Retail loans
Single family residential	655	541	206	(62)	1	138	1,479
Consumer loans	406	1,982	—	(8)	1	1,195	3,576
Totals	$35,698	$55,686	$21,242	$(6,121)	$127	$175,639	$282,271
______________________________
(1) Beginning ACL balance represents the ALLL accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the balance sheet date.

The decrease in the ACL for loans held for investment during the three months ended June 30, 2021 of $34.2 million was comprised of a $33.1 million provision for credit loss recapture and $1.1 million in net charge-offs. The provision recapture for the three months ended June 30, 2021 was reflective of improving economic forecasts employed in the Company’s ACL model relative to prior periods and the continued strong asset quality profile of the loan portfolio, partially offset by an increase in loans held for investment during the quarter. The decrease in the ACL for the six months ended June 30, 2021 of $35.2 million was comprised of a $32.8 million provision for credit loss recapture and $2.4 million in net charge-offs. The provision recapture for the six months ended June 30, 2021 was also reflective of improving economic forecasts employed in the Company’s ACL model and the continued strong asset quality profile of the loan portfolio.

The increase in the ACL for the three months ended June 30, 2020 of $166.8 million was comprised of a $150.3 million provision for credit losses, $4.7 million in net charge-offs, and the establishment of $21.2 million in net ACL for PCD loans acquired in the Opus acquisition. The ACL established for PCD loans was reflected as an adjustment to the acquired balance of the loans in accordance with ASC 326. The increase in the ACL for the six months ended June 30, 2020 of $246.6 million was reflective of a $55.7 million addition associated with the Company’s adoption of ASC 326 on January 1, 2020, which was recorded through a cumulative effect adjustment to retained earnings, as well as a $175.6 million provision for credit losses, net charge-offs of $6.0 million, and the establishment of $21.2 million in net ACL for PCD loans previously mentioned. The provision for credit losses for the three and six months ended June 30, 2020 includes $75.9 million related to the initial ACL for non-PCD loans acquired in the Opus acquisition, as required by ASC 326. The provision for credit losses for the three and six months ended June 30, 2020 was also reflective of unfavorable changes in economic forecasts used in the Company’s ACL model, which was driven by the COVID-19 pandemic.

Allowance for Credit Losses for Off-Balance Sheet Commitments

The Company maintains an allowance for credit losses on off-balance sheet commitments related to unfunded loans and lines of credit, which is included in other liabilities of the consolidated statements of financial condition. The allowance for off-balance sheet commitments was $27.4 million at June 30, 2021, $32.8 million at March 31, 2021, and $31.1 million at December 31, 2020. The reversal of provision for credit losses of $5.4 million and $3.7 million during the three and six months ended June 30, 2021, respectively, was related primarily to improving economic conditions and forecasts reflected in the Company’s ACL model.

The allowance for off-balance sheet commitments totaled $22.0 million as of June 30, 2020. The total provision for credit losses for off-balance sheet commitments was $10.4 million and $10.5 million for the three and six months ended June 30, 2020, respectively. The provision for credit losses for the three and six months ended June 30, 2020 can be attributed to an $8.6 million provision for credit losses in the second quarter of 2020 related to the assumption of off-balance sheet loan commitments in the Opus acquisition, as required by ASC 326, and a $1.9 million provision for credit losses for the first six months of 2020 related primarily to the deterioration in economic forecasts used in the Company’s ACL model.

The Company applies an expected credit loss estimation methodology for off-balance sheet commitments that is largely commensurate with the methodology applied to each respective segment of the loan portfolio in determining the ACL for loans held-for-investment. The loss estimation process includes assumptions for utilization at default. These assumptions are based on the Company’s own historical internal loan data.

The following tables present PD bands for commercial real estate and commercial loan segments of the loan portfolio as of the dates indicated.

	Commercial Real Estate and Commercial Term Loans by PD and Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
June 30, 2021
Investor loans secured by real estate
CRE non-owner-occupied
0% - 5.00%	$301,013	$239,654	$425,062	$440,854	$210,727	$884,807	$4,652	$—	$2,506,769
>5.00% - 10.00%	—	23,774	25,621	17,921	20,269	47,036	5,328	—	139,949
Greater than 10%	—	4,218	68,748	33,118	41,911	14,983	537	—	163,515
Multifamily
0% - 5.00%	1,004,852	934,432	1,478,289	684,846	558,666	713,963	1,643	—	5,376,691
>5.00% - 10.00%	22,931	49,688	27,569	15,354	—	7,226	—	—	122,768
Greater than 10%	—	—	10,739	9,687	12,419	7,160	—	—	40,005
Construction and Land
0% - 5.00%	17,062	78,153	21,725	370	8,321	4,651	—	—	130,282
>5.00% - 10.00%	18,948	16,774	7,211	—	—	—	—	—	42,933
Greater than 10%	730	2,862	64,249	34,964	444	21,264	—	—	124,513
SBA secured by real estate
0% - 5.00%	—	500	8,460	12,477	17,432	13,694	—	—	52,563
>5.00% - 10.00%	—	—	—	—	—	—	—	—	—
Greater than 10%	—	—	102	—	—	338	—	—	440
Total investor loans secured by real estate	1,365,536	1,350,055	2,137,775	1,249,591	870,189	1,715,122	12,160	—	8,700,428
Business loans secured by real estate
CRE owner-occupied
0% - 5.00%	276,707	281,668	347,620	262,455	269,367	558,473	3,052	—	1,999,342
>5.00% - 10.00%	—	—	13,628	9,092	11,854	37,540	1	—	72,115
Greater than 10%	—	—	—	6,151	5,874	5,818	—	—	17,843
Franchise real estate secured
0% - 5.00%	59,007	36,149	71,812	50,663	78,597	43,345	—	—	339,573
>5.00% - 10.00%	239	7,558	—	4,016	1,094	3,795	—	—	16,702
Greater than 10%	290	1,555	—	—	—	—	—	—	1,845
SBA secured by real estate
0% - 5.00%	2,502	3,423	7,492	9,903	10,132	18,318	—	—	51,770
>5.00% - 10.00%	—	—	70	1,495	2,532	8,972	—	—	13,069
Greater than 10%	—	—	—	1,336	2,172	4,576	—	—	8,084
Total business loans secured by real estate	338,745	330,353	440,622	345,111	381,622	680,837	3,053	—	2,520,343

	Commercial Real Estate and Commercial Term Loans by PD and Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
June 30, 2021
Commercial loans
Commercial and industrial
0% - 5.00%	135,825	105,221	232,476	102,539	155,592	84,339	626,121	1,852	1,443,965
>5.00% - 10.00%	22,487	6,242	10,701	18,922	33,612	7,924	162,253	—	262,141
Greater than 10%	—	4,944	1,533	18,386	564	5,518	58,093	—	89,038
Franchise non-real estate secured
0% - 5.00%	56,293	20,482	94,203	67,224	30,596	24,823	—	—	293,621
>5.00% - 10.00%	599	5,840	39,085	8,783	4,910	19,921	151	—	79,289
Greater than 10%	—	—	2,293	4,665	17,749	2,337	1,361	—	28,405
SBA not secured by real estate
0% - 5.00%	153	413	2,167	990	1,159	3,385	—	—	8,267
>5.00% - 10.00%	—	—	—	479	2,398	657	—	—	3,534
Greater than 10%	—	—	80	345	258	739	677	—	2,099
Total commercial loans	$215,357	$143,142	$382,538	$222,333	$246,838	$149,643	$848,656	$1,852	$2,210,359

	Commercial Real Estate and Commercial Term Loans by PD and Vintage
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2020
Investor loans secured by real estate
CRE non-owner-occupied
0% - 5.00%	$261,885	$491,522	$431,791	$266,942	$254,527	$763,101	$11,114	$—	$2,480,882
>5.00% - 10.00%	4,016	34,360	5,794	10,558	16,961	33,734	—	—	105,423
Greater than 10%	—	25,844	11,480	10,517	10,782	29,598	559	—	88,780
Multifamily
0% - 5.00%	950,089	1,610,011	878,233	634,268	349,549	516,452	—	—	4,938,602
>5.00% - 10.00%	38,892	59,500	12,181	19,751	10,917	13,606	—	—	154,847
Greater than 10%	38,663	9,963	11,339	12,479	3,814	1,229	420	—	77,907
Construction and land
0% - 5.00%	55,785	40,860	4,604	11,238	—	6,412	784	—	119,683
>5.00% - 10.00%	1,123	41,046	9,197	3,601	—	260	—	—	55,227
Greater than 10%	401	62,853	59,512	3,786	20,531	—	—	—	147,083
SBA secured by real estate
0% - 5.00%	496	10,400	12,558	14,497	7,078	10,032	—	—	55,061
>5.00% - 10.00%	—	—	—	1,012	—	—	—	—	1,012
Greater than 10%	—	158	589	—	—	511	—	—	1,258
Total investor loans secured by real estate	1,351,350	2,386,517	1,437,278	988,649	674,159	1,374,935	12,877	—	8,225,765

	Commercial Real Estate and Commercial Term Loans by PD and Vintage
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2020
Business loans secured by real estate
CRE owner-occupied
0% - 5.00%	286,745	367,269	274,512	295,809	202,282	422,614	10,393	246	1,859,870
>5.00% - 10.00%	8,769	42,310	60,222	28,421	23,875	44,855	3,875	—	212,327
Greater than 10%	—	16,096	5,376	7,459	4,263	8,409	250	—	41,853
Franchise real estate secured
0% - 5.00%	37,262	79,926	65,619	96,672	19,046	22,927	—	—	321,452
>5.00% - 10.00%	7,587	1,650	3,274	327	5,627	4,093	—	—	22,558
Greater than 10%	442	1,512	—	—	1,968	—	—	—	3,922
SBA secured by real estate
0% - 5.00%	3,253	7,637	11,840	15,069	5,707	18,742	—	—	62,248
>5.00% - 10.00%	—	—	768	989	2,780	4,882	—	—	9,419
Greater than 10%	—	—	1,384	1,987	1,514	3,043	—	—	7,928
Total business loans secured by real estate	344,058	516,400	422,995	446,733	267,062	529,565	14,518	246	2,541,577
Commercial loans
Commercial and industrial
0% - 5.00%	70,233	205,395	99,178	193,046	36,957	62,682	394,124	5,051	1,066,666
>5.00% - 10.00%	49,883	50,743	35,813	13,427	12,922	13,948	322,123	2,469	501,328
Greater than 10%	7,701	7,540	29,078	4,485	4,574	8,350	136,253	2,859	200,840
Franchise non-real estate secured
0% - 5.00%	21,409	145,392	88,171	38,010	21,956	23,479	—	502	338,919
>5.00% - 10.00%	6,198	15,754	5,454	8,164	18,415	3,626	—	—	57,611
Greater than 10%	—	16,836	6,612	18,655	1,638	3,165	1,361	—	48,267
SBA not secured by real estate
0% - 5.00%	407	2,257	910	1,078	441	2,782	—	—	7,875
>5.00% - 10.00%	—	—	648	1,596	169	1,652	—	259	4,324
Greater than 10%	—	83	357	1,856	340	415	707	—	3,758
Total commercial loans	$155,831	$444,000	$266,221	$280,317	$97,412	$120,099	$854,568	$11,140	$2,229,588

A significant driver in the ACL for loans in the investor real estate secured and business real estate secured segments is estimated loan to value (“LTV”). The following tables summarize the amortized cost of loans in these segments by current estimated LTV and by year of origination as of the dates indicated:

	Term Loans by LTV and Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
June 30, 2021
Investor loans secured by real estate
CRE non-owner-occupied
55% and below	$174,343	$134,995	$204,770	$225,932	$137,797	$661,868	$9,980	—	$1,549,685
>55-65%	84,362	107,085	208,558	105,364	122,170	243,022	537	—	871,098
>65-75%	42,308	25,566	86,042	147,915	8,567	40,446	—	—	350,844
Greater than 75%	—	—	20,061	12,682	4,373	1,490	—	—	38,606
Multifamily
55% and below	118,036	219,481	336,820	243,793	222,718	334,898	1,643	—	1,477,389
>55-65%	466,963	391,606	673,685	329,299	191,548	265,604	—	—	2,318,705
>65-75%	441,401	373,033	489,754	126,306	154,960	119,559	—	—	1,705,013
Greater than 75%	1,383	—	16,338	10,489	1,859	8,288	—	—	38,357
Construction and land
55% and below	36,740	97,789	73,845	17,816	8,765	25,915	—	—	260,870
>55-65%	—	—	11,429	9,471	—	—	—	—	20,900
>65-75%	—	—	7,911	8,047	—	—	—	—	15,958
Greater than 75%	—	—	—	—	—	—	—	—	—
SBA secured by real estate
55% and below	—	—	102	641	831	2,303	—	—	3,877
>55-65%	—	—	2,414	1,965	3,816	2,872	—	—	11,067
>65-75%	—	—	3,879	4,624	3,924	5,832	—	—	18,259
Greater than 75%	—	500	2,167	5,247	8,861	3,025	—	—	19,800
Total investor loans secured by real estate	1,365,536	1,350,055	2,137,775	1,249,591	870,189	1,715,122	12,160	—	8,700,428
Business loan secured by real estate
CRE owner-occupied
55% and below	142,863	90,967	145,590	120,707	160,886	409,810	3,053	—	1,073,876
>55-65%	58,545	64,476	71,835	87,271	90,387	118,717	—	—	491,231
>65-75%	53,750	78,611	131,250	63,894	24,207	53,691	—	—	405,403
Greater than 75%	21,549	47,614	12,573	5,826	11,615	19,613	—	—	118,790
Franchise real estate secured
55% and below	8,599	23,887	9,141	17,024	15,341	22,162	—	—	96,154
>55-65%	27,170	2,644	11,147	10,886	10,729	9,804	—	—	72,380
>65-75%	13,812	16,857	40,716	10,181	14,597	13,947	—	—	110,110
Greater than 75%	9,955	1,874	10,808	16,588	39,024	1,227	—	—	79,476
SBA secured by real estate
55% and below	1,642	591	1,595	1,033	5,196	16,875	—	—	26,932
>55-65%	37	1,596	511	1,733	994	7,723	—	—	12,594
>65-75%	643	329	3,120	5,416	4,008	3,244	—	—	16,760
Greater than 75%	180	907	2,336	4,552	4,638	4,024	—	—	16,637
Total business loans secured by real estate	$338,745	$330,353	$440,622	$345,111	$381,622	$680,837	$3,053	$—	$2,520,343

	Term Loans by LTV and Vintage
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2020
Investor loans secured by real estate
CRE non-owner-occupied
55% and below	$138,007	$229,272	$182,385	$136,355	$189,848	$588,230	$11,114	$—	$1,475,211
>55-65%	101,434	217,210	92,015	130,024	78,470	204,161	559	—	823,873
>65-75%	26,460	102,494	169,878	18,876	13,952	29,506	—	—	361,166
Greater than 75%	—	2,750	4,787	2,762	—	4,536	—	—	14,835
Multifamily
55% and below	218,833	345,519	294,464	233,997	84,530	269,906	—	—	1,447,249
>55-65%	381,737	731,408	381,282	215,170	152,066	189,151	420	—	2,051,234
>65-75%	427,074	583,078	215,389	215,452	127,684	66,457	—	—	1,635,134
Greater than 75%	—	19,469	10,618	1,879	—	5,773	—	—	37,739
Construction and land
55% and below	57,309	105,308	36,068	18,625	20,531	6,672	784	—	245,297
>55-65%	—	36,113	23,770	—	—	—	—	—	59,883
>65-75%	—	3,338	13,475	—	—	—	—	—	16,813
Greater than 75%	—	—	—	—	—	—	—	—	—
SBA secured by real estate
55% and below	—	2,066	649	673	317	778	—	—	4,483
>55-65%	—	2,427	1,639	4,008	879	4,354	—	—	13,307
>65-75%	—	3,897	3,882	3,482	4,519	1,884	—	—	17,664
Greater than 75%	496	2,168	6,977	7,346	1,363	3,527	—	—	21,877
Total investor loans secured by real estate	1,351,350	2,386,517	1,437,278	988,649	674,159	1,374,935	12,877	—	8,225,765
Business loan secured by real estate
CRE owner-occupied
55% and below	96,803	160,605	157,868	179,791	131,795	328,188	14,518	246	1,069,814
>55-65%	72,044	91,028	98,176	94,712	65,120	90,548	—	—	511,628
>65-75%	71,692	152,920	79,106	43,832	31,303	31,493	—	—	410,346
Greater than 75%	54,975	21,122	4,960	13,354	2,202	25,649	—	—	122,262
Franchise real estate secured
55% and below	20,801	10,470	13,864	20,956	9,189	16,213	—	—	91,493
>55-65%	2,689	9,955	16,001	19,102	6,855	2,333	—	—	56,935
>65-75%	19,349	51,719	23,258	9,153	10,597	7,236	—	—	121,312
Greater than 75%	2,452	10,944	15,770	47,788	—	1,238	—	—	78,192
SBA secured by real estate
55% and below	1,825	1,626	5,332	5,495	3,615	13,582	—	—	31,475
>55-65%	246	513	1,795	1,094	3,586	5,448	—	—	12,682
>65-75%	264	3,142	1,515	3,968	1,586	4,043	—	—	14,518
Greater than 75%	918	2,356	5,350	7,488	1,214	3,594	—	—	20,920
Total business loans secured by real estate	$344,058	$516,400	$422,995	$446,733	$267,062	$529,565	$14,518	$246	$2,541,577

The following tables present the FICO bands, at origination, for the retail segment of the loan portfolio as of the dates indicated:

	Term Loans by FICO and Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
June 30, 2021
Retail loans
Single family residential
Greater than 740	$13,312	$6,771	$2,524	$2,236	$4,215	$64,829	$16,092	—	$109,979
>680 - 740	—	—	—	35	4,090	11,222	5,524	—	20,871
>580 - 680	—	—	—	—	484	9,425	837	—	10,746
Less than 580	—	—	—	—	—	15,598	34	—	15,632
Consumer loans
Greater than 740	44	39	40	18	16	2,526	1,269	—	3,952
>680 - 740	—	—	20	5	3	449	1,651	—	2,128
>580 - 680	—	—	10	—	—	62	54	—	126
Less than 580	—	—	—	—	—	12	22	—	34
Total retail loans	$13,356	$6,810	$2,594	$2,294	$8,808	$104,123	$25,483	$—	$163,468

	Term Loans by FICO and Vintage
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2020
Retail loans
Single family residential
Greater than 740	$10,794	$6,531	$12,679	$8,846	$28,222	$81,838	$19,588	—	$168,498
>680 - 740	—	1,183	1,303	4,732	2,614	15,624	6,685	—	32,141
>580 - 680	—	—	—	461	3,132	7,473	864	—	11,930
Less than 580	—	—	—	—	—	19,970	35	—	20,005
Consumer loans
Greater than 740	52	69	31	22	1	2,609	2,198	—	4,982
>680 - 740	—	35	6	3	—	469	1,227	—	1,740
>580 - 680	—	15	—	—	1	95	56	—	167
Less than 580	—	—	—	—	—	13	27	—	40
Total retail loans	$10,846	$7,833	$14,019	$14,064	$33,970	$128,091	$30,680	$—	$239,503

Note 8 – Goodwill and Other Intangible Assets

The Company had goodwill of $901.3 million and $898.6 million at June 30, 2021 and December 31, 2020, respectively. The Company recorded adjustments to goodwill associated with the acquisition of Opus in the amount of $2.7 million during the six months ended June 30, 2021, within the one-year measurement period subsequent to the acquisition date of June 1, 2020. These adjustments largely relate to the finalization of the short-year Opus tax returns. During the second quarter of 2021, the Company finalized its fair value analysis of the acquired assets and assumed liabilities associated with the Opus acquisition.

	June 30,	June 30,
(Dollars in thousands)	2021	2020
Balance, beginning of year	$898,569	$808,322
Goodwill acquired during the year	—	92,844
Purchase accounting adjustments	2,743	—
Balance, end of year	$901,312	$901,166
Accumulated impairment losses at end of year	$—	$—

The Company’s policy is to assess goodwill for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe the value of goodwill may be impaired.

The Company had other intangible assets of $77.4 million at June 30, 2021, consisting of $74.5 million in core deposit intangibles and $2.9 million in customer relationship intangibles. The Company had other intangibles assets of $85.5 million at December 31, 2020, consisting of $82.5 million in core deposit intangibles and $3.0 million in customer relationship intangibles. The following table summarizes the change in the balance of core deposit intangibles and customer relationship intangibles, and the related accumulated amortization for the periods indicated below:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2021	2021	2020	2021	2020
Gross amount of intangible assets:
Beginning balance	$145,212	$145,212	$125,945	$145,212	$125,945
Additions due to acquisitions	—	—	19,267	—	19,267
Ending balance	145,212	145,212	145,212	145,212	145,212
Accumulated amortization:
Beginning balance	(63,848)	(59,705)	(46,596)	(59,705)	(42,633)
Amortization	(4,001)	(4,143)	(4,066)	(8,144)	(8,029)
Ending balance	(67,849)	(63,848)	(50,662)	(67,849)	(50,662)
Net intangible assets	$77,363	$81,364	$94,550	$77,363	$94,550

The Company amortizes core deposit intangibles and customer relationship intangibles based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of customer relationship intangibles. The amortization periods typically range from six to eleven years. The estimated aggregate amortization expense related to our core deposit intangible and customer relationship intangible assets for each of the next five years succeeding December 31, 2020, in order from the present, is $15.9 million, $14.0 million, $12.3 million, $11.1 million, and $10.0 million. The Company analyzes core deposit intangibles and customer relationship intangibles annually for impairment, or sooner if events and circumstances indicate possible impairment. Factors that may contribute to impairment include customer attrition and run-off. Management is unaware of any events and/or circumstances that would indicate a possible impairment to the core deposit intangibles or customer relationship intangibles as of June 30, 2021.

Note 9 – Subordinated Debentures

On April 15, 2021, the Company redeemed the subordinated notes totaling $25.0 million that the Company assumed as part of the acquisition of Plaza Bancorp, Inc. in 2017. Prior to redemption, such subordinated notes carried a fixed interest rate of 7.125% and were scheduled to mature on June 26, 2025. These subordinated notes were called at 103% of the principal amount of the notes, plus accrued and unpaid interest, for an aggregate amount of $25.8 million. The Company recorded a loss on early debt extinguishment of $647,000 after considering a $103,000 fair value mark related to purchase accounting adjustments.

As of June 30, 2021, the Company had four issuances of subordinated notes and two issuances of junior subordinated debt securities, with an aggregate carrying value of $476.6 million and a weighted interest rate of 5.29%, compared with five issuances of subordinated notes and two issuances of junior subordinated debt securities, with an aggregate carrying value of $501.5 million and a weighted interest rate of 5.38% at December 31, 2020.

The following table summarizes our outstanding subordinated debentures as of the dates indicated:

				June 30, 2021	December 31, 2020
(Dollars in thousands)	Stated Maturity	Current Interest Rate	Current Principal Balance	Carrying Value
Subordinated notes
Subordinated notes due 2024, 5.75% per annum	September 3, 2024	5.75%	$60,000	$59,611	$59,552
Subordinated notes due 2029, 4.875% per annum until May 15, 2024, 3-month LIBOR +2.5% thereafter	May 15, 2029	4.875%	125,000	123,004	122,877
Subordinated notes due 2030, 5.375% per annum until June 15, 2025, 3-month SOFR +5.170% thereafter	June 15, 2030	5.375%	150,000	147,633	147,501
Subordinated notes due 2025, 7.125% per annum	June 26, 2025	—%	—	—	25,109
Subordinated notes due 2026, 5.50% per annum until June 30 2021, 3-month LIBOR +4.285% thereafter	July 1, 2026	5.50%	135,000	138,201	138,371
Total subordinated notes			470,000	468,449	493,410
Subordinated debt
Heritage Oaks Capital Trust II (junior subordinated debt), 3-month LIBOR+1.72%	January 1, 2037	1.92%	5,248	4,155	4,121
Santa Lucia Bancorp (CA) Capital Trust (junior subordinated debt), 3-month LIBOR+1.48%	July 7, 2036	1.66%	5,155	4,018	3,980
Total subordinated debt			10,403	8,173	8,101
Total subordinated debentures			$480,403	$476,622	$501,511

In connection with the various issuances of subordinated notes, the Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade ratings of BBB+ and BBB for the Corporation’s senior unsecured debt and subordinated debt, respectively, and a deposit and senior unsecured debt rating of A- and subordinated debt of BBB+ for the Bank. The Corporation’s and Bank’s ratings were reaffirmed in June 2021 by KBRA.

As of June 30, 2021, the Corporation has two unconsolidated Delaware statutory trust subsidiaries, Heritage Oaks Capital Trust II and Santa Lucia Bancorp (CA) Capital Trust. Both are used as business trusts for the purpose of issuing trust preferred securities to third party investors. The junior subordinated debt was issued in connection with the trust preferred securities offerings. The Corporation is not allowed to consolidate any trust preferred securities into the Company’s consolidated financial statements. The resulting effect on the Company’s consolidated financial statements is to report the subordinated debentures as a component of the Company’s liabilities, and its ownership interest in the trusts as a component of other assets on the Company’s consolidated financial statements.

For additional information on the Company’s subordinated debentures, see “Note 14 — Subordinated Debentures” to the consolidated financial statements of the Company’s 2020 Form 10-K.

For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at June 30, 2021. Provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 require that if a depository institution holding company exceeds $15 billion in total consolidated assets due to an acquisition, then trust preferred securities are to be excluded from Tier 1 capital beginning in the period in which the transaction occurred. During the second quarter of 2020, the Company’s acquisition of Opus resulted in total consolidated assets exceeding $15 billion; accordingly, trust preferred securities are excluded from the Company’s Tier 1 capital. The Company and the Bank also have subordinated notes that qualify as Tier 2 capital. The redemption of subordinated notes totaling $25 million during the second quarter of 2021 reduced the Company’s Tier 2 capital by approximately $20 million. Following the redemption, the Company’s regulatory capital ratios continued to exceed regulatory minimums to be well-capitalized and the fully phased-in capital conservation buffer.

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

The following tables set forth the Corporation’s earnings per share calculations for the periods indicated:

	Three Months Ended
(Dollars in thousands, except per share data)	June 30, 2021	March 31, 2021	June 30, 2020
Basic
Net income (loss)	$96,302	$68,668	$(99,091)
Less: dividends and undistributed earnings allocated to participating securities	(1,034)	(665)	(222)
Net income (loss) allocated to common stockholders	$95,268	$68,003	$(99,313)

Weighted average common shares outstanding	93,635,392	93,529,147	70,425,027
Basic earnings (loss) per common share	$1.02	$0.73	$(1.41)

Diluted
Net income (loss) allocated to common stockholders	$95,268	$68,003	$(99,313)

Weighted average common shares outstanding	93,635,392	93,529,147	70,425,027
Diluted effect of share-based compensation	582,636	564,497	—
Weighted average diluted common shares	94,218,028	94,093,644	70,425,027
Diluted earnings (loss) per common share	$1.01	$0.72	$(1.41)

	Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2021	June 30, 2020
Basic
Net income (loss)	$164,970	$(73,351)
Less: dividends and undistributed earnings allocated to participating securities	(1,672)	(356)
Net income (loss) allocated to common stockholders	$163,298	$(73,707)

Weighted average common shares outstanding	93,582,563	64,716,109
Basic earnings (loss) per common share	$1.74	$(1.14)

Diluted
Net income (loss) allocated to common stockholders	$163,298	$(73,707)

Weighted average common shares outstanding	93,582,563	64,716,109
Diluted effect of share-based compensation	573,177	—
Weighted average diluted common shares	94,155,740	64,716,109
Diluted earnings (loss) per common share	$1.73	$(1.14)

The impact of stock options, which are anti-dilutive, are excluded from the computations of diluted earnings per share. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. For the three and six months ended June 30, 2021 and the three months ended March 31, 2021 there were no potential common shares that were anti-dilutive. As a result of incurring a net loss for the three and six months ended June 30, 2020, potential common shares of 234,518 and 163,832, respectively, were excluded from diluted loss per share because the effect would have been anti-dilutive.

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

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	June 30, 2021
	Fair Value Measurement Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets
Investment securities available-for-sale:
U.S. Treasury	$—	$111,808	$—	$111,808
Agency	—	555,167	—	555,167
Corporate	—	358,382	—	358,382
Municipal bonds	—	1,379,473	—	1,379,473
Collateralized mortgage obligations	—	614,738	—	614,738
Mortgage-backed securities	—	1,467,879	—	1,467,879
Total securities available-for-sale	$—	$4,487,447	$—	$4,487,447

Derivative assets:
Interest rate swaps	$—	$6,712	$—	$6,712
Equity warrants	—	—	1,903	1,903
Total derivative assets	$—	$6,712	$1,903	$8,615

Financial liabilities
Derivative liabilities	$—	$6,716	$—	$6,716

	December 31, 2020
	Fair Value Measurement Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets
Investment securities available-for-sale:
U.S. Treasury	$—	$32,533	$—	$32,533
Agency	—	690,386	—	690,386
Corporate	—	415,308	—	415,308
Municipal bonds	—	1,446,019	—	1,446,019
Collateralized mortgage obligations	—	513,366	—	513,366
Mortgage-backed securities	—	833,503	—	833,503
Total securities available-for-sale	$—	$3,931,115	$—	$3,931,115

Derivative assets:
Interest rate swaps	$—	$12,053	$—	$12,053
Equity warrants	—	—	1,914	1,914
Total derivative assets	$—	$12,053	$1,914	$13,967

Financial liabilities
Derivative liabilities	$—	$12,066	$—	$12,066

The following table is a reconciliation of the fair value of the equity warrants that are classified as Level 3 and measured on a recurring basis as of:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2021	2020	2021	2020
Beginning balance	$1,911	$5,162	$1,914	$5,162
Change in fair value (1)	(8)	(3)	(11)	(3)
Sales	—	(3,207)	—	(3,207)
Ending balance	$1,903	$1,952	$1,903	$1,952
______________________________
(1) The changes in fair value are included in other income on the consolidated statement of income.

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a recurring basis at the dates indicated.

	June 30, 2021
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Equity warrants	$1,903	Black-Scholes option pricing model	Volatility Risk free interest rate Marketability discount	30.00% 0.25% 6.00%	35.00% 0.67% 16.00%	31.16% 0.35% 13.55%

	December 31, 2020
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Equity warrants	$1,914	Black-Scholes option pricing model	Volatility Risk free interest rate Marketability discount	30.00% 0.13% 6.00%	35.00% 0.36% 16.00%	31.19% 0.18% 13.51%

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Individually Evaluated Loans – A loan is individually evaluated for expected credit losses when it does not share similar risk characteristics with other loans. Individually evaluated loans are measured based on the fair value of the underlying collateral or the discounted expected future cash flows. Collateral generally consists of accounts receivable, inventory, fixed assets, real estate, and cash. The Company measures impairment on all nonaccrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost.

The fair value of individually evaluated loans were determined using Level 3 assumptions, and represents individually evaluated loan balances for which a specific reserve has been established or on which a write down has been taken. For real estate loans, generally, the Company obtains third party appraisals (or property valuations) and/or collateral audits in conjunction with internal analysis based on historical experience on its individually evaluated loans and other real estate owned to determine fair value. In determining the net realizable value of the underlying collateral for individually evaluated loans, the Company will then discount the valuation to cover both market price fluctuations and selling costs, typically ranging from 7% to 10% of the collateral value, that the Company expected would be incurred in the event of foreclosure. In addition to the discounts taken, the Company’s calculation of net realizable value considered any other senior liens in place on the underlying collateral. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions, and management’s expertise and knowledge of the client and client’s business.

At June 30, 2021, the Company’s individually evaluated collateral dependent loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisals available to management. The Company completed partial charge-offs on certain individually evaluated loans based on recent real estate or property appraisals and released the related reserves during the six months ended June 30, 2021.

The following table presents our assets measured at fair value on a nonrecurring basis at the dates indicated.

	June 30, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets
Collateral dependent loans	$—	$—	$845	$845

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets
Collateral dependent loans	$—	$—	$4,077	$4,077
The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at the dates indicated.

	June 30, 2021
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Investor loans secured by real estate
SBA secured by real estate (1)	$439	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
Commercial loans
Commercial and industrial	406	Fair value of collateral	Collateral discount and cost to sell	20.00%	75.00%	57.89%
Total individually evaluated loans	$845

	December 31, 2020
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Investor loans secured by real estate
CRE non-owner-occupied	$198	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
SBA secured by real estate (1)	746	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
Business loans secured by real estate
SBA secured by real estate (2)	386	Fair value of collateral	Collateral discount and cost to sell	7.00%	10.00%	9.09%
Commercial loans
Commercial and industrial	2,040	Fair value of collateral	Collateral discount and cost to sell	7.00%	10.00%	9.06%
SBA non-real estate secured	707	Fair value of collateral	Collateral discount and cost to sell	7.00%	7.00%	7.00%
Total individually evaluated loans	$4,077
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.
(2) SBA loans that are collateralized by real property other than hotel/motel real property.

Fair Values of Financial Instruments

The fair value estimates presented herein are based on pertinent information available to management as of the dates indicated, representing an exit price.

	At June 30, 2021
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets
Cash and cash equivalents	$631,888	$631,888	$—	$—	$631,888
Interest-bearing time deposits with financial institutions	2,708	2,708	—	—	2,708
Investments held-to-maturity	18,933	—	19,820	—	19,820
Investment securities available-for-sale	4,487,447	—	4,487,447	—	4,487,447
Loans held for sale	4,714	—	5,208	—	5,208
Loans held for investment, net	13,594,598	—	—	13,750,527	13,750,527
Derivative assets	8,615	—	6,712	1,903	8,615
Accrued interest receivable	67,529	67,529	—	—	67,529
Liabilities
Deposit accounts	$17,015,097	$15,755,399	$1,262,149	$—	$17,017,548
Subordinated debentures	476,622	—	515,431	—	515,431
Derivative liabilities	6,716	—	6,716	—	6,716
Accrued interest payable	6,216	6,216	—	—	6,216

	At December 31, 2020
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets
Cash and cash equivalents	$880,766	$880,766	$—	$—	$880,766
Interest-bearing time deposits with financial institutions	2,845	2,845	—	—	2,845
Investments held-to-maturity	23,732	—	25,013	—	25,013
Investment securities available-for-sale	3,931,115	—	3,931,115	—	3,931,115
Loans held for sale	601	—	645	—	645
Loans held for investment, net	13,236,433	—	—	13,351,092	13,351,092
Derivative assets	13,967	—	12,053	1,914	13,967
Accrued interest receivable	74,574	74,574	—	—	74,574
Liabilities
Deposit accounts	$16,214,177	$14,587,335	$1,631,047	$—	$16,218,382
FHLB advances	31,000	—	31,564	—	31,564
Subordinated debentures	501,511	—	544,436	—	544,436
Derivative liabilities	12,066	—	12,066	—	12,066
Accrued interest payable	6,569	6,569	—	—	6,569

Note 12 – Derivative Instruments

From time to time, the Company enters into interest rate swap agreements with certain borrowers to assist them in mitigating their interest rate risk exposure associated with the loans they have with the Company. At the same time, the Company enters into identical offsetting interest rate swap agreements with another financial institution to mitigate the Company’s interest rate risk exposure associated with the swap agreements it enters into with its borrowers. At June 30, 2021, the Company had over-the-counter derivative instruments and centrally-cleared derivative instruments with matched terms with an aggregate notional amount of $137.2 million and a fair value of $6.7 million compared with an aggregate notional amount of $145.2 million and a fair value of $12.1 million at December 31, 2020. The fair value of these agreements are determined through a third party valuation model used by the Company’s counterparty bank, which uses observable market data such as cash LIBOR rates, prices of Eurodollar futures contracts, and market swap rates. The fair values of these swaps are recorded as components of other assets and other liabilities in the Company’s consolidated statements of financial condition. Changes in the fair value of these swaps, which occur due to changes in interest rates, are recorded in the Company’s consolidated statements of income as a component of noninterest income.

Over-the-counter contracts are tailored to meet the needs of the counterparties involved and, therefore, generally contain a greater degree of credit risk and liquidity risk than centrally-cleared contracts, which have standardized terms. Although changes in the fair value of swap agreements between the Company and borrowers and the Company and other financial institutions offset each other, changes in the credit risk of these counterparties may result in a difference in the fair value of these swap agreements. Offsetting over-the-counter swap agreements the Company has with other financial institutions are collateralized with cash and investment securities, and swap agreements with borrowers are secured by the collateral arrangements for the underlying loans these borrowers have with the Company. During the six months ended June 30, 2021 and 2020, there were no losses recorded on swap agreements attributable to the change in credit risk associated with a counterparty. All interest rate swap agreements entered into by the Company as of June 30, 2021 and December 31, 2020 are free-standing derivatives and are not designated as hedging instruments.

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

The Company acquired two individual equity warrant assets as a result of acquisition of the Opus. Opus received equity warrant assets through its lending activities, which were accounted for as loan origination fees. The warrants provide the Bank the right to purchase a specific number of equity shares of the underlying company’s equity at a certain price before expiration and contain net settlement terms qualifying as derivatives under ASC Topic 815. The Company no longer has loans associated with these borrowers. Changes in fair value are recognized as a component of noninterest income with a corresponding offset within other assets. The total fair value of the warrants held in private companies was $1.9 million in other assets as of June 30, 2021 and December 31, 2020. The two warrants expire on March 12, 2023 and July 28, 2025, respectively.

The following tables summarize the Company's derivative instruments included in other assets and other liabilities in the consolidated statements of financial condition:

	June 30, 2021
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments not designated as hedging instruments:
Interest rate swaps contracts	$137,154	$6,712	$137,154	$6,716
Equity warrants	—	1,903	—	—
Total derivative instruments	$137,154	$8,615	$137,154	$6,716

	December 31, 2020
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments not designated as hedging instruments:
Interest rate swaps contracts	$145,181	$12,053	$145,181	$12,066
Equity warrants	—	1,914	—	—
Total derivative instruments	$145,181	$13,967	$145,181	$12,066

The following table summarizes the effect of the derivative financial instruments in the consolidated statements of income.

(Dollars in thousands)		Three Months Ended		Six Months Ended
Derivative Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income on Derivative Instruments	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest rate products	Other income	$1	$—	$8	$—
Other contracts	Other income	—	(1)	—	197
Equity warrants	Other income	(8)	(4)	(11)	(4)
Total		$(7)	$(5)	$(3)	$193

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

Financial instruments that are eligible for offset in the consolidated statements of financial condition as of the periods indicated are presented below:

				Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
(Dollars in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition	Financial Instruments (1)	Cash Collateral (2)	Net Amount
June 30, 2021
Derivative assets:
Interest rate swaps	$6,712	$—	$6,712	$—	$—	$6,712
Total	$6,712	$—	$6,712	$—	$—	$6,712

Derivative liabilities:
Interest rate swaps	$6,716	$—	$6,716	$(4,560)	$(2,156)	$—
Total	$6,716	$—	$6,716	$(4,560)	$(2,156)	$—

December 31, 2020
Derivative assets:
Interest rate swaps	$12,053	$—	$12,053	$—	$—	$12,053
Total	$12,053	$—	$12,053	$—	$—	$12,053

Derivative liabilities:
Interest rate swaps	$12,066	$—	$12,066	$(6,140)	$(5,926)	$—
Total	$12,066	$—	$12,066	$(6,140)	$(5,926)	$—

(1) Represents the fair value of securities pledged with counterparty bank.
(2) Represents cash collateral pledged with counterparty bank.

Note 14 – Leases

The Company accounts for its leases in accordance with ASC 842 which requires the Company to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased asset. The Company’s leases primarily represent future obligations to make payments for the use of buildings or space for its operations. Liabilities to make future lease payments are recorded in accrued expenses and other liabilities, while right-of-use assets are recorded in other assets in the Company’s consolidated statements of financial condition. At June 30, 2021, all of the Company’s leases were classified as operating leases or short-term leases.

Liabilities to make future lease payments and right-of-use assets are recorded for the Company’s operating leases and not short-term leases. These liabilities and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Company believes it has an economic incentive to extend or renew the lease. Future contractual base rents are discounted using the rate implicit in the lease or using the Company’s estimated incremental borrowing rate if the rate implicit in the lease is not readily determinable. For leases that contain variable lease payments, the Company assumes future lease payment escalations based on a lease payment escalation rate specified in the lease or the specified index rate observed at the time of lease commencement. Liabilities to make future lease payments are accounted for using the interest method, being reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the term of the associated lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion on the related liability to make future lease payments. Short-term leases are leases that have a term of 12 months or less at commencement. The Company recognizes expense for both operating leases and short-term leases on a straight-line basis.

The Company’s lease expense is recorded in premises and occupancy expense in the consolidated statements of income (loss). The following table presents the components of lease expense for the periods indicated:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease	$4,887	$5,012	3,908	$9,899	$7,072
Short-term lease	323	507	403	830	930
Total lease expense	$5,210	$5,519	$4,311	$10,729	$8,002

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

The following table presents supplemental information related to operating leases as of and for six months ended:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Balance Sheet:
Operating lease right of use assets	$67,632	$76,090
Operating lease liabilities	76,852	85,556

	Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020
Cash Flows:
Operating cash flows from operating leases	$10,208	$5,524

The following table provides information related to minimum contractual lease payments and other information associated with the Company’s leases as of the dates indicated:

(Dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
As of June 30, 2021
Operating leases	$10,047	$19,598	$18,990	$17,042	$12,017	$15,702	$93,396
Short-term leases	247	7	—	—	—	—	254
Total contractual base rents (1)	$10,294	$19,605	$18,990	$17,042	$12,017	$15,702	$93,650

Total liability to make lease payments							$76,852
Difference in undiscounted and discounted future lease payments							$16,798
Weighted average discount rate							5.69%
Weighted average remaining lease term (years)							5.4
______________________________
(1) Contractual base rents reflect options to extend and renewals, and do not include property taxes and other operating expenses due under respective lease agreements.

The Company from time to time leases portions of space it owns to other parties. Income received from these transactions is recorded on a straight-line basis over the term of the sublease. For the three months ended June 30, 2021, March 31, 2021, and June 30, 2020, rental income totaled $177,000, $175,000, and $66,000, respectively. For the six months ended June 30, 2021 and June 30, 2020, rental income totaled $352,000 and $91,000, respectively.

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

The following tables provide a summary of the Company’s noninterest income, segregated by revenue streams within and outside the scope of ASC 606 for the periods indicated:

	Three Months Ended
	June 30, 2021		March 31, 2021		June 30, 2020
(Dollars in thousands)	Within Scope(1)	Out of Scope(2)	Within Scope(1)	Out of Scope(2)	Within Scope(1)	Out of Scope(2)
Noninterest income
Loan servicing income	$—	$622	$—	$458	$—	$434
Service charges on deposit accounts	2,222	—	2,032	—	1,399	—
Other service fee income	352	—	473	—	297	—
Debit card interchange income	1,099	—	787	—	457	—
Earnings on bank-owned life insurance	—	2,279	—	2,233	—	1,314
Net gain (loss) from sales of loans	—	1,546	—	361	—	(2,032)
Net gain (loss) from sales of investment securities	—	5,085	—	4,046	—	(21)
Trust custodial account fees	7,897	—	7,222	—	2,397	—
Escrow and exchange fees	1,672	—	1,526	—	264	—
Other income	97	3,858	282	4,320	(80)	2,469
Total noninterest income	$13,339	$13,390	$12,322	$11,418	$4,734	$2,164
______________________________
(1) Revenues from contracts with customers accounted for under ASC 606.
(2) Revenues not within the scope of ASC 606 and accounted for under other applicable GAAP requirements.

	Six Months Ended
	June 30, 2021		June 30, 2020
(Dollars in thousands)	Within Scope(1)	Out of Scope(2)	Within Scope(1)	Out of Scope(2)
Noninterest income
Loan servicing income	$—	$1,080	$—	$914
Service charges on deposit accounts	4,254	—	3,114	—
Other service fee income	825	—	608	—
Debit card interchange income	1,886	—	805	—
Earnings on bank-owned life insurance	—	4,512	—	2,650
Net gain (loss) from sales of loans	—	1,907	—	(1,261)
Net gain from sales of investment securities	—	9,131	—	7,739
Trust custodial account fees	15,119	—	2,397	—
Escrow and exchange fees	3,198	—	264	—
Other income	379	8,178	137	4,006
Total noninterest income	$25,661	$24,808	$7,325	$14,048
______________________________
(1) Revenues from contracts with customers accounted for under ASC 606.
(2) Revenues not within the scope of ASC 606 and accounted for under other applicable GAAP requirements.

The major revenue streams by type that are within the scope of ASC 606 presented in the tables above are described in additional detail below:

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

Trust Custodial Account Fees

Custodial account fees is a revenue stream acquired in the Opus acquisition and is governed by contracts executed with Pacific Premier Trust clients to perform maintenance and custodial services over their alternative IRA investments as well as certain accounts that do not qualify as individual retirement accounts pursuant to the Internal Revenue Code. Typically, such fees are billed and collected on a quarterly basis and recognized commensurate with completion of the performance obligations required under the contracts. At June 30, 2021, the Company had accrued fees receivable of approximately $6.9 million, which are included in other assets in the consolidated statements of financial position. The balance of accrued fees receivable is net of approximately $382,000 of allowance for credit losses on doubtful accounts. The allowance represents the Company’s estimate of credit losses on accrued fees receivable in accordance in ASC 326. The Company recorded approximately $104,000 and $131,000 in credit loss expense associated with accrued fees receivable for the three and six month periods ended June 30, 2021, respectively. The credit loss expense for the three and six month periods ended June 30, 2020, was $64,000. Credit loss expense for fees receivable is included in other expense of the Company’s consolidated statements of income (loss).

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

As of June 30, 2021 and December 31, 2020, the Company determined it was not the primary beneficiary of the VIEs and did not consolidate its interests in VIEs. The following table provides a summary of the carrying amount of assets and liabilities in the Company’s consolidated statements of financial condition and maximum loss exposures as of June 30, 2021 and December 31, 2020 that relate to variable interests in non-consolidated VIEs.

	June 30, 2021			December 31, 2020
(Dollars in thousands)	Maximum Loss	Assets	Liabilities	Maximum Loss	Assets	Liabilities
Multifamily loan securitization:
Investment securities (1)	$95,857	$95,857	$—	$100,927	$100,927	$—
Reimbursement obligation (2)	50,901	—	448	50,901	—	448
Affordable housing partnership:
Other investments (3)	70,436	93,225	—	71,681	89,759	—
Unfunded equity commitments (2)	—	—	22,789	—	—	18,078
Total	$217,194	$189,082	$23,237	$223,509	$190,686	$18,526

______________________________
(1) Included in investment securities available-for-sale on the consolidated statement of financial condition.
(2) Included in accrued expenses and other liabilities on the consolidated statement of financial condition.
(3) Included in other assets on the consolidated statement of financial condition.
.
Multifamily loan securitization

With respect to the securitization transaction with Freddie Mac discussed in Note 6 - Loans Held for Investment, the Company’s variable interests reside with the purchase of the underlying Freddie Mac-issued guaranteed, structured pass-through certificates that were held as investment securities available-for-sale at fair value as of June 30, 2021. Additionally, the Company has variable interests through a reimbursement agreement executed by Freddie Mac that obligates the Company to reimburse Freddie Mac for any defaulted contractual principal and interest payments identified after the ultimate resolution of the defaulted loans. Such reimbursement obligations are not to exceed 10% of the original principal amount of the loans comprising the securitization pool.

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

We believe that our maximum exposure to loss as a result of our involvement with the VIE associated with the securitization is the carrying value of the investment securities issued by Freddie Mac and purchased by the Company. Additionally, our maximum exposure to loss under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $50.9 million. Based upon our analysis of quantitative and qualitative data over the underlying loans included in the securitization pool, as of June 30, 2021 and December 31, 2020, our reserve for estimated losses with respect to the reimbursement obligation was $448,000.

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

The Company’s maximum exposure to loss, exclusive of any potential realization of tax credits, is equal to the commitments invested, adjusted for amortization. The amount of unfunded commitments was included in the investments recognized as assets with a corresponding liability. The table above summarizes the amount of tax credit investments held as assets, the amount of unfunded commitments held as liabilities, and the maximum exposure to loss as of June 30, 2021 and December 31, 2020, respectively.

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

Note 17 – Subsequent Events

Quarterly cash dividend

On July 23, 2021, the Corporation’s Board of Directors declared a cash dividend of $0.33 per share, payable on August 13, 2021 to shareholders of record on August 6, 2021.

Redemption of subordinated notes

On July 1, 2021, the Company redeemed $135.0 million subordinated notes acquired from Opus and $5.2 million junior subordinated debt associated with Heritage Oaks Capital Trust II. On July 7, 2021, the Company redeemed $5.2 million junior subordinated debt associated with Santa Lucia Bancorp (CA) Capital Trust. The subordinated notes and junior subordinated debt were redeemed at par, plus accrued and unpaid interest, for an aggregate amount of $149.2 million. The Company recorded a net gain on early debt extinguishment of $970,000 related to purchase accounting adjustments.

Branch consolidations

On July 16, 2021, the Bank consolidated two branch offices in San Luis Obispo County of California into nearby branch offices with minimal disruption to clients and daily operations. The consolidated branches were identified largely based on the proximity of neighboring branches, deposit base, historic growth, and market opportunity to improve further the overall efficiency of operations, as well as the Bank's goals related to Fair Lending and the Community Reinvestment Act. After the branch consolidations, the Bank operates 63 branches in major metropolitan markets in California, Washington, Oregon, Arizona, and Nevada.

Transfers of investment securities available-for-sale to held-to-maturity

The Company reassessed classification of certain investments, and effective July 1, 2021, the Company transferred approximately $157.7 million of municipal bonds from available-for-sale to held-to-maturity securities. The transfer of these securities was accounted for at fair value. These securities had an unrealized loss of $3.2 million at the transfer date, which was reflected as a discount on the date of transfer. This discount, as well as the related unrealized loss in accumulated other comprehensive income, will be amortized into interest income as a yield adjustment through earnings over the remaining term of the securities. The amortization of the unrealized holding loss reported in accumulated other comprehensive income will offset the effect on interest income of the amortization of the discount. No gains or losses were recorded at the time of transfer.

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

Given the ongoing and dynamic nature of the COVID-19 pandemic, the ultimate extent of the impacts on our business, financial position, results of operations, liquidity and prospects remain uncertain. Although general business and economic conditions have begun to recover, the recovery could be slowed or reversed by a number of factors, including increases in COVID-19 infections, increases in unemployment rates, or turbulence in domestic or global financial markets, which could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility, which could result in impairment to our goodwill or other intangible assets in future periods. Changes to statutes, regulations, or regulatory policies or practices as a result of, or in response, to the COVID-19 pandemic could affect us in substantial and unpredictable ways, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance. In addition to the foregoing, the following additional factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

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
•The transition away from USD LIBOR and uncertainty regarding potential alternative reference rates, including SOFR;
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

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the year ending December 31, 2021.

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

As a California state-chartered commercial bank, which is a member of the Federal Reserve, the Bank is subject to supervision, periodic examination and regulation by the DFPI, the Federal Reserve, the Consumer Financial Protection Bureau (“CFPB”), and the FDIC. The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund. In general terms, insurance coverage is up to $250,000 per depositor for all deposit accounts. As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over the Bank. If, as a result of an examination of the Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors, and ultimately, to request the FDIC to terminate the Bank’s deposit insurance. As a California-chartered commercial bank, the Bank is also subject to certain provisions of California law.

Our corporate headquarters are located in Irvine, California. At June 30, 2021, we primarily conduct business throughout the Western Region of the United States from 65 full-service depository branches located in Arizona, California, Nevada, Oregon, and Washington. Following the two branch consolidations in San Luis Obispo County of California completed in July 2021, the Bank operates 63 full-service depository branches. The branches consolidated were identified largely based on the proximity of neighboring branches, deposit base, historic growth, and market opportunity to improve further the overall efficiency of operations, as well as the Bank's goals related to Fair Lending and the Community Reinvestment Act.

As a result of our organic and strategic growth strategy we have developed a variety of banking products and services within our targeted markets in the Western United States tailored to small- and middle-market businesses, corporations, including the owners and employees of those businesses, professionals, entrepreneurs, real estate investors, and non-profit organizations, as well as consumers in the communities we serve. Through our branches and our website, www.ppbi.com, we provide a wide array of banking products and services such as: various types of deposit accounts, digital banking, treasury management services, online bill payment, and a wide array of loan products, including commercial business loans, lines of credit, SBA loans, commercial real estate loans, agribusiness loans, franchise lending, home equity lines of credit, and construction loans throughout the Western United States in major metropolitan markets within Arizona, California, Nevada, Oregon, and Washington. We also have acquired and enhanced nationwide specialty banking products and services for Homeowners’ Associations (“HOA”) and HOA management companies, as well as experienced owner-operator franchisees in the quick service restaurant (“QSR”) industry. Most recently, we have expanded our specialty products and services offerings to include commercial escrow services through our Commerce Escrow division, which facilitates commercial escrow services and tax-deferred commercial real estate exchanges under Section 1031 of the Internal Revenue Code, as well as custodial and maintenance services through our Pacific Premier Trust division, which serves as a custodian for self-directed IRAs as well as certain accounts that do not qualify as IRAs pursuant to the Internal Revenue Code.

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

The Company continued its efforts to monitor the loan portfolio to identify potential at-risk segments and line of credit draws for deviations from normal activity, and support our customers affected by the COVID-19 pandemic, including but not limited to the following:

•Participated in the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”)

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

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Bank established a COVID-19 temporary modification program, including interest-only payments, or full payment deferrals for clients that are adversely affected by the COVID-19 pandemic. The CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not classified as TDRs. In accordance with interagency guidance issued in April 2020, these short-term modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders, including payment deferrals, fee waivers, and extensions of repayment terms, do not need to be identified as TDRs if the loans were current at the time a modification plan was implemented. The CAA, signed into law on December 27, 2020, extended the applicable period to include modification to loans held by financial institutions executed between March 1, 2020 and the earlier of (i) January 1, 2022, or (ii) 60 days after the date of termination of the COVID-19 national emergency. At June 30, 2021, there was one single family residential loan for $819,000 classified as a COVID-19 modification under Section 4013 of the CARES Act. Additionally, as of June 30, 2021, there were no loans in-process for potential modification. At December 31, 2020, 52 loans totaling $79.5 million, or 0.60% of loans held for investment, remained within their COVID-19 modification period. Please also see Note 6 - Loans Held for Investment for additional information.

Additionally, the CARES Act provides for relief on existing and new SBA loans through the Small Business Debt Relief program. As part of the SBA Small Business Debt Relief, the SBA will automatically pay principal, interest, and fees of certain SBA loans for a period of six months for both existing loans and new loans issued prior to September 27, 2020. On December 27, 2020, the CAA authorized a second round of SBA payments on covered loans approved before March 27, 2020, for a two-month period beginning with the first payment due on the loan on or after February 1, 2021, and for an additional three-month period for certain eligible borrowers. For new loans approved beginning on February 2, 2021 and ending on September 30, 2021, the SBA will make the payments for a three-month period subject to the availability of funds. At June 30, 2021, approximately 478 loans, representing approximately $134.3 million aggregate reported balance, are eligible for this relief. The CARES Act also provides for mortgage payment relief and a foreclosure moratorium.

The extent to which the COVID-19 pandemic impacts the Company’s business, asset valuations, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the scope and duration of the COVID-19 pandemic, vaccine adoption rates and the effectiveness of vaccines against variants, and the actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, investments, loans, loan servicing rights, and deferred tax assets.

While economic conditions have improved, the ongoing COVID-19 pandemic has placed strain on certain businesses and service providers, many of which have not been able to conduct operations in their usual manner. Should the COVID-19 pandemic persist, we anticipate it may have an impact on the following:

•Loan growth and interest income - Economic activity expanded moderately during the first six months of 2021, but macroeconomic conditions continue to exhibit weakness relative to conditions prior to the onset of the COVID-19 pandemic in the first quarter of 2020. Persistent weakness in economic activity may have an impact on our borrowers, the businesses they operate and their financial condition. If a recovery in economic conditions fails to continue, our borrowers may have less demand for credit needed to invest in and expand their businesses and/or support their ongoing operations. Additionally, our borrowers may have less demand for real estate and consumer loans. Further, the Federal Reserve’s Federal Open Market Committee continues to maintain the federal funds rate within a range of 0% to 0.25%. A potential reduction in future loan growth in conjunction with lower levels of interest rates would place pressure on the level of and yield on earnings assets, which may negatively impact our interest income.

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

•CECL - On January 1, 2020, the Company adopted ASC 326, which requires the Company to measure credit losses on certain financial assets, such as loans and debt securities, using the CECL model. The CECL model for measuring credit losses is highly dependent upon expectations of future economic conditions and requires management judgment. Should a recovery in economic conditions fail to continue and the expectations concerning future economic conditions deteriorate, the Company may be required to record additional provisions for credit losses under the CECL model.

•Impairment charges - Should a recovery in economic conditions fail to continue, it may adversely impact the Company’s operating results and the value of certain of our assets. As a result, the Company may be required to write-down the value of certain assets such as goodwill, intangible assets, or deferred tax assets when there is evidence to suggest their value has become impaired or will not be realizable at a future date.

The U.S. government as well as other state and local policy makers have responded to the ongoing COVID-19 pandemic with actions geared to support not only the health and well-being of the public, but also consumers, businesses, and the economy as a whole. In addition, during the first quarter of 2021, the President signed into law the American Rescue Plan Act of 2021 (“American Rescue Plan”), which provides approximately $1.9 trillion in various forms of economic stimulus and aid to individuals and state and local governments that have been affected by the ongoing COVID-19 pandemic. However, the impact and overall effectiveness of these actions is difficult to determine at this time.

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

As a result of the Opus acquisition, the Company acquired Opus and recorded net assets of $656.6 million. The final fair value of assets acquired and liabilities assumed primarily consist of the following:

•$5.81 billion of loans
•$937.1 million of cash and cash equivalents
•$829.9 million of investment securities
•$93.0 million of goodwill
•$16.1 million of core deposit intangible
•$3.2 million of customer relationship intangible
•$6.92 billion of deposits

The fair values of the assets acquired and liabilities assumed were determined based on the requirements of ASC 820 - Fair Value Measurement. Such fair values are preliminary estimates at the time of acquisition and are subject to adjustment for up to one year after the merger date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. Since the acquisition, the Company has made a net adjustment of $146,000 related to loans, deferred tax assets, other assets, and other liabilities. During the second quarter of 2021, the Company finalized its fair values analysis of the acquired assets and assumed liabilities associated with this acquisition. For additional information about the acquisition of Opus, please see Note 4 - Acquisitions.

The client account integration and system conversion of Opus was completed in October 2020. At the same time, as a result of the Opus acquisition, the Bank consolidated 20 branch offices primarily in California, Washington, and Arizona into nearby branch offices. The consolidated branches were identified largely based on the proximity of neighboring branches, historic growth, and market opportunity to improve further the overall efficiency of operations in line with the Bank's ongoing cost reduction initiatives.

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Certain accounting policies require management to make estimates and assumptions that involve a significant level of estimation uncertainty and are reasonably likely to have a material impact on the carrying value of certain assets and liabilities as well as the Company’s results of operations; management considers these to be critical accounting policies. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of the Company’s assets and liabilities as well as the Company’s results of operations in future reporting periods. Our significant accounting policies are described in the Notes to the consolidated financial statements in our 2020 Form 10-K.

Allowance for Credit Losses

The Company accounts for credit losses on loans in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination or acquisition. The ACL is maintained at a level deemed appropriate by management to provide for current expected future credit losses in the portfolio as of the date of the consolidated statements of financial condition. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. The Company measures the ACL on commercial real estate loans and commercial loans using a discounted cash flow approach, and a historical loss rate methodology is used to determine the ACL on retail loans. The Company’s discounted cash flow methodology incorporates a probability of default and loss given default model, as well as expectations of future economic conditions, using reasonable and supportable forecasts. The use of reasonable and supportable forecasts require significant judgment, such as selecting forecast scenarios and related scenario-weighting, as well as determining the appropriate length of the forecast horizon. Management leverages economic projections from a reputable and independent third party to inform and provide its reasonable and supportable economic forecasts. Other internal and external indicators of economic forecasts may also be considered by management when developing the forecast metrics. The Company’s ACL model reverts to long-term average loss rates for purposes of estimating expected cash flows beyond a period deemed reasonable and supportable. The Company forecasts economic conditions and expected credit losses over a two-year time horizon before reverting to long-term average loss rates over a period of three years. The duration of the forecast horizon, the period over which forecasts revert to long-term averages, the economic forecasts that management utilizes, as well as additional internal and external indicators of economic forecasts that management considers, may change over time depending on the nature and composition of our loan portfolio. Changes in economic forecasts, in conjunction with changes in loan specific attributes, impact a loan’s probability of default and loss given default, which can drive changes in the determination of the ACL.

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

The Company’s ACL model also includes adjustments for qualitative factors where appropriate. Since historical information (such as historical net losses and economic cycles) may not always, by themselves, provide a sufficient basis for determining future expected credit losses, the Company periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not limited to, factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios, changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL.

The Company has a credit portfolio review process designed to detect problem loans. Problem loans are typically those of a substandard or worse internal risk grade, and may consist of loans on nonaccrual status, troubled debt restructurings, loans where the likelihood of foreclosure on underlying collateral has increased, collateral dependent loans, and other loans where concern or doubt over the ultimate collectability of all contractual amounts due has become elevated. Such loans may, in the opinion of management, be deemed to no longer possess risk characteristics similar to other loans in the loan portfolio, and as such, may require individual evaluation to determine an appropriate ACL for the loan. When a loan is individually evaluated, the Company typically measures the expected credit loss for the loan based on a discounted cash flow approach, unless the loan has been deemed collateral dependent. Collateral dependent loans are loans where the repayment of the loan is expected to come from the operation of and/or eventual liquidation of the underlying collateral. The ACL for collateral dependent loans is determined using estimates for the fair value of the underlying collateral, less costs to sell.

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

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting. Upon obtaining control of the acquired entity, the Company records all identifiable assets and liabilities at their estimated fair values. Goodwill is recorded when the consideration paid for an acquired entity exceeds the estimated fair value of the net assets acquired. Changes to the acquisition date fair values of assets acquired and liabilities assumed may be made as adjustments to goodwill over a 12-month measurement period following the date of acquisition. Such adjustments are attributable to additional information obtained related to fair value estimates of the assets acquired and liabilities assumed. Certain costs associated with business combinations are expensed as incurred.

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

Acquired Loans

When the Company acquires loans through purchase or a business combination an assessment is first performed to determine if such loans have experienced more than insignificant deterioration in credit quality since their origination and thus should be classified and accounted for as PCD loans or otherwise classified as non-PCD loans. All acquired loans are recorded at their fair value as of the date of acquisition, with any resulting discount or premium accreted or amortized into interest income over the remaining life of the loan using the interest method. Additionally, upon the purchase or acquisition of non-PCD loans, the Company measures and records an ACL based on the Company’s methodology for determining the ACL. The ACL for non-PCD loans is recorded through a charge to provision for credit losses in the period in which the loans were purchased or acquired.

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

Fair Value of Financial Instruments

We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available-for-sale, derivative instruments, and equity warrant assets are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other financial assets at fair value on a non-recurring basis, such as collateral dependent loans that are individually evaluated and OREO. These non-recurring fair value adjustments typically involve the application of lower of cost or fair value accounting or write-downs of individual assets. Please also see Note 11 - Fair Value of Financial Instruments of the consolidated financial statements for more information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used, and its impact to earnings, as well as the estimated fair value disclosures for financial instruments not recorded at fair value.

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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2021	2021	2020	2021	2020
Net income (loss)	$96,302	$68,668	$(99,091)	$164,970	$(73,351)
Plus: amortization of intangible assets expense	4,001	4,143	4,066	8,144	8,029
Less: amortization of intangible assets expense tax adjustment (1)	1,145	1,185	1,166	2,330	2,303
Net income (loss) for average tangible common equity	$99,158	$71,626	$(96,191)	$170,784	$(67,625)

Average stockholders’ equity	$2,747,308	$2,749,641	$2,231,722	$2,748,468	$2,134,424
Less: average intangible assets	79,784	83,946	84,148	81,853	82,946
Less: average goodwill	900,582	898,587	838,725	899,590	823,524
Average tangible common equity	$1,766,942	$1,767,108	$1,308,849	$1,767,025	$1,227,954

Return on average equity (2)	14.02%	9.99%	(17.76)%	12.00%	(6.87)%
Return on average tangible common equity (2)	22.45%	16.21%	(29.40)%	19.33%	(11.01)%
______________________________
(1) Amortization of intangible assets expense adjusted by statutory tax rate.
(2) Ratio is annualized.

Tangible book value per share and tangible common equity to tangible assets (the “tangible common equity ratio”) are non-GAAP financial measures derived from GAAP-based amounts. We calculate tangible book value per share by dividing tangible common stockholder’s equity by shares outstanding. We calculate the tangible common equity ratio by excluding the balance of intangible assets from common stockholders’ equity and dividing by period end tangible assets, which also excludes intangible assets. We believe that this information is important to shareholders as tangible equity is a measure that is consistent with the calculation of capital for bank regulatory purposes, which excludes intangible assets from the calculation of risk-based ratios.

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Total stockholders’ equity	$2,813,419	$2,746,649
Less: intangible assets	978,675	984,076
Tangible common equity	$1,834,744	$1,762,573

Total assets	$20,529,486	$19,736,544
Less: intangible assets	978,675	984,076
Tangible assets	$19,550,811	$18,752,468

Tangible common equity ratio	9.38%	9.40%

Common shares issued and outstanding	94,656,575	94,483,136

Book value per share	$29.72	$29.07
Less: intangible book value per share	10.34	10.42
Tangible book value per share	$19.38	$18.65

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
`

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2021	2021	2020	2021	2020
Total noninterest expense	$94,496	$92,489	$115,970	$186,985	$182,601
Less: amortization of intangible assets	4,001	4,143	4,066	8,144	8,029
Less: merger-related expense	—	5	39,346	5	41,070
Less: other real estate owned operations, net	—	—	9	—	23
Noninterest expense, adjusted	$90,495	$88,341	$72,549	$178,836	$133,479

Net interest income before provision for loan losses	$160,934	$161,652	$130,292	$322,586	$239,467
Add: total noninterest income	26,729	23,740	6,898	50,469	21,373
Less: net gain (loss) from investment securities	5,085	4,046	(21)	9,131	7,739
Less: other income - security recoveries	6	2	—	8	—
Less: net loss from other real estate owned	—	—	(55)	—	(55)
Less: net loss from debt extinguishment	(647)	(503)	—	(1,150)	—
Revenue, adjusted	$183,219	$181,847	$137,266	$365,066	$253,156

Efficiency ratio	49.4%	48.6%	52.9%	49.0%	52.7%

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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2021	2021	2020	2021	2020
Net interest income	$160,934	$161,652	$130,292	$322,586	$239,467
Less: scheduled accretion income	3,560	3,878	3,501	7,438	5,294
Less: accelerated accretion income	5,927	5,988	2,347	11,915	4,659
Less: premium amortization on CDs	942	1,751	1,054	2,693	1,117
Less: nonrecurring nonaccrual interest paid	(216)	(603)	(142)	(819)	(142)
Core net interest income	$150,721	$150,638	$123,532	$301,359	$228,539
Less: interest income on SBA PPP loans	—	—	5,382	—	5,382
Core net interest income excluding SBA PPP loans	$150,721	$150,638	$118,150	$301,359	$223,157

Average interest-earning assets	$18,783,803	$18,490,426	$13,831,914	$18,637,924	$12,097,742
Less: average SBA PPP loans	—	—	830,090	—	206,388
Average interest-earning assets excluding SBA PPP loans	$18,783,803	$18,490,426	$13,001,824	$18,637,924	$11,891,354

Net interest margin (1)	3.44%	3.55%	3.79%	3.49%	3.98%
Core net interest margin (1)	3.22%	3.30%	3.59%	3.26%	3.80%
Core net interest margin excluding SBA PPP loans (1)	3.22%	3.30%	3.65%	3.26%	3.77%
______________________________
(1) Ratio is annualized.

Pre-provision net revenue is a non-GAAP financial measure derived from GAAP-based amounts. We calculate the pre-provision net revenue by excluding income tax, provision for credit losses, and merger-related expenses from net income. Management believes that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business and a better comparison to the financial results of prior periods.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2021	2021	2020	2021	2020
Interest income	$170,692	$172,994	$144,122	$343,686	$267,911
Interest expense	9,758	11,342	13,830	21,100	28,444
Net interest income	160,934	161,652	130,292	322,586	239,467
Noninterest income	26,729	23,740	6,898	50,469	21,373
Revenue	187,663	185,392	137,190	373,055	260,840
Noninterest expense	94,496	92,489	115,970	186,985	182,601
Add: merger-related expense	—	5	39,346	5	41,070
Pre-provision net revenue	93,167	92,908	60,566	186,075	119,309
Pre-provision net revenue (annualized)	$372,668	$371,632	$242,264	$372,150	$238,618

Average assets	$20,290,415	$19,994,260	$15,175,310	$20,143,156	$13,383,324

Pre-provision net revenue on average assets	0.46%	0.46%	0.40%	0.92%	0.89%
Pre-provision net revenue on average assets (annualized)	1.84%	1.86%	1.60%	1.85%	1.78%

RESULTS OF OPERATIONS

The following table presents the components of results of operations, share data, and performance ratios for the periods indicated:

	Three Months Ended			Six Months Ended
(Dollar in thousands, except per share data and	June 30,	March 31,	June 30,	June 30,	June 30,
percentages)	2021	2021	2020	2021	2020
Operating data
Interest income	$170,692	$172,994	$144,122	$343,686	$267,911
Interest expense	9,758	11,342	13,830	21,100	28,444
Net interest income	160,934	161,652	130,292	322,586	239,467
Provision for credit losses	(38,476)	1,974	160,635	(36,502)	186,089
Net interest income (loss) after provision for credit losses	199,410	159,678	(30,343)	359,088	53,378
Net gain (loss) from sales of loans	1,546	361	(2,032)	1,907	(1,261)
Other noninterest income	25,183	23,379	8,930	48,562	22,634
Noninterest expense	94,496	92,489	115,970	186,985	182,601
Net income (loss) before income taxes	131,643	90,929	(139,415)	222,572	(107,850)
Income tax expense (benefit)	35,341	22,261	(40,324)	57,602	(34,499)
Net income (loss)	$96,302	$68,668	$(99,091)	$164,970	$(73,351)
Pre-provision net revenue (3)	$93,167	$92,908	$60,566	$186,075	$119,309
Share data
Earnings (loss) per share:
Basic	$1.02	$0.73	$(1.41)	$1.74	$(1.14)
Diluted	1.01	0.72	(1.41)	1.73	(1.14)
Common equity dividends declared per share	0.33	0.30	0.25	0.63	0.50
Dividend payout ratio (1)	32.43%	41.26%	(17.73)%	36.10%	(43.90)%
Performance ratios
Return on average assets (2)	1.90%	1.37%	(2.61)%	1.64%	(1.10)%
Return on average equity (2)	14.02	9.99	(17.76)	12.00	(6.87)
Return on average tangible common equity (2)(3)	22.45	16.21	(29.40)	19.33	(11.01)
Pre-provision net revenue on average assets (2)(3)	1.84	1.86	1.60	1.85	1.78
Average equity to average assets	13.54	13.75	14.71	13.64	15.95
Efficiency ratio (3)	49.4	48.6	52.9	49.0	52.7
______________________________
(1) Dividend payout ratio is defined as common equity dividends declared per share divided by basic earnings per share.
(2) Ratio is annualized.
(3) A reconciliation of the non-GAAP measures are set forth in the Non-GAAP Measures section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

The Company completed the acquisition of Opus effective June 1, 2020. The Company's financial statements for the second quarter of 2020 include 30 days of Opus's operations, post-merger, which impacts the comparability of the current quarter's results to prior periods.

In the second quarter of 2021, we reported net income of $96.3 million, or $1.01 per diluted share. This compares with net income of $68.7 million, or $0.72 per diluted share, for the first quarter of 2021. The increase in net income was primarily due to recapture of provision for credit losses of $38.5 million and a $3.0 million increase in noninterest income, partially offset by an increase of $13.1 million in income tax expense, an increase of $2.0 million in noninterest expense, and a decrease of $718,000 in net interest income. The provision recapture during the second quarter of 2021 was primarily attributable to improved economic forecasts used in the Company’s CECL model relative to prior periods and the continued strong asset quality profile of the loan portfolio.

Net income of $96.3 million, or $1.01 per diluted share, for the second quarter of 2021 compares to a net loss for the second quarter of 2020 of $99.1 million, or $(1.41) per diluted share. The increase in net income was primarily due to a $199.1 million decrease in provision for credit losses, a $30.6 million increase in net interest income, a $39.3 million decrease in merger-related expense, and a $19.8 million increase in noninterest income, partially offset by an increase of $75.7 million in income tax expense and $17.9 million increase in noninterest expense excluding merger-related expenses. The provision decrease during the second quarter of 2021 was primarily due to improved economic forecasts used in the Company’s CECL model relative to prior periods and the continued strong asset quality profile of the loan portfolio. The provision expense in the second quarter of 2020 reflected unfavorable changes in economic forecasts related to the onset of the COVID-19 pandemic and the Day 1 provision for credit losses of $84.4 million resulting from the acquisition of Opus. The year-over-year increases in net income reflect the impact of the acquisition of Opus in the second quarter of 2020.

For the three months ended June 30, 2021, the Company’s return on average assets was 1.90%, return on average equity was 14.02%, and return on average tangible common equity was 22.45%. For the three months ended March 31, 2021, the return on average assets was 1.37%, the return on average equity was 9.99%, and the return on average tangible common equity was 16.21%. For the three months ended June 30, 2020, the return on average assets was (2.61)%, the return on average equity was (17.76)%, and the return on average tangible common equity was (29.40)%.

For the six months ended June 30, 2021, the Company recorded net income of $165.0 million, or $1.73 per diluted share. This compares with net loss of $73.4 million, or $(1.14) per diluted share, for the six months ended June 30, 2020. The increase in net income of $238.3 million was primarily due to a $222.6 million decrease in provision for credit losses, an $83.1 million increase in net interest income, a $29.1 million increase in noninterest income, and a $41.1 million decrease in merger-related expenses, partially offset by a $92.1 million increase in income tax expense and $45.4 million increase in noninterest expense excluding merger-related expenses. The decrease in provision for credit losses was attributable to higher provision expense from the Company’s adoption of ASC 326 effective January 1, 2020, the acquisition of Opus, and unfavorable economic forecasts used in the Company’s ACL model driven by the COVID-19 pandemic, as well as the $38.5 million recapture of provision for credit losses during the second quarter of 2021, primarily due to improved economic forecasts used in the Company’s CECL model relative to prior periods and the continued strong asset quality profile of the loan portfolio. The year-over-year increases in net income reflect the impact of the acquisition of Opus in the second quarter of 2020.

For the six months ended June 30, 2021, the Company’s return on average assets was 1.64%, return on average equity was 12.00%, and return on average tangible common equity was 19.33%, compared with a return on average assets of (1.10)%, return on average equity of (6.87)%, and a return on average tangible common equity of (11.01)% for the six months ended June 30, 2020.

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

Net interest income totaled $160.9 million in the second quarter of 2021, a decrease of $718,000, or 0.4%, from the first quarter of 2021. The decrease in net interest income reflected lower average loan yields and fees, partially offset by one more day of interest and a lower cost of funds driven by lower rates paid on deposits, lower average balances of retail and brokered certificates of deposit, and lower average borrowings.

The net interest margin for the second quarter of 2021 was 3.44%, compared with 3.55% in the prior quarter. Our core net interest margin, which excludes the impact of loan accretion income of $9.5 million, compared to $9.9 million in the prior quarter, certificates of deposit mark-to-market amortization, and other adjustments, decreased 8 basis points to 3.22%, compared to 3.30% in the prior quarter. The decrease was driven by lower average loan yields and fees, partially offset by a lower cost of funds.

Net interest income for the second quarter of 2021 increased $30.6 million, or 23.5%, compared to the second quarter of 2020. The increase was attributable to an increase in average interest-earning assets of $4.95 billion, which primarily resulted from the acquisition of Opus in the second quarter of 2020, as well as higher investment securities balances compared with the second quarter of 2020, and a lower cost of funds, partially offset by lower average loan and investment yields, and a higher average balance of deposits.

For the first six months ended 2021, net interest income increased $83.1 million, or 34.7%, compared to the first six months ended 2020. The increase was related to an increase in average interest-earning assets of $6.5 billion, which resulted primarily from our acquisition of Opus on June 1, 2020, and a lower cost of funds, partially offset by lower average loan and investment yields.

The following table presents the interest spread, net interest margin, average balances calculated based on daily average, interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, and the average yield/rate by asset and liability component for the periods indicated:

	Average Balance Sheet
	Three Months Ended
	June 30, 2021			March 31, 2021			June 30, 2020
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$1,323,186	$315	0.10%	$1,309,366	$301	0.09%	$796,761	$215	0.11%
Investment securities	4,243,644	18,012	1.70	4,087,451	17,468	1.71	1,792,432	10,568	2.36
Loans receivable, net (1)(2)	13,216,973	152,365	4.62	13,093,609	155,225	4.81	11,242,721	133,339	4.77
Total interest-earning assets	18,783,803	170,692	3.64	18,490,426	172,994	3.79	13,831,914	144,122	4.19
Noninterest-earning assets	1,506,612			1,503,834			1,343,396
Total assets	$20,290,415			$19,994,260			$15,175,310
Liabilities and equity
Interest-bearing deposits:
Interest checking	$3,155,935	$336	0.04%	$3,060,055	$419	0.06%	$1,417,846	$844	0.24%
Money market	5,558,790	2,002	0.14	5,447,909	2,588	0.19	4,242,990	5,680	0.54
Savings	384,376	84	0.09	368,288	82	0.09	283,632	101	0.14
Retail certificates of deposit	1,294,544	839	0.26	1,425,093	1,201	0.34	1,148,874	2,251	0.79
Wholesale/brokered certificates of deposit	1,357	4	1.18	118,854	136	0.46	224,333	779	1.40
Total interest-bearing deposits	10,395,002	3,265	0.13	10,420,199	4,426	0.17	7,317,675	9,655	0.53
FHLB advances and other borrowings	6,303	—	—	22,012	65	1.20	143,813	217	0.61
Subordinated debentures	480,415	6,493	5.41	501,553	6,851	5.46	287,368	3,958	5.51
Total borrowings	486,718	6,493	5.35	523,565	6,916	5.36	431,181	4,175	3.89
Total interest-bearing liabilities	10,881,720	9,758	0.36	10,943,764	11,342	0.42	7,748,856	13,830	0.72
Noninterest-bearing deposits	6,341,063			6,034,319			4,970,812
Other liabilities	320,324			266,536			223,920
Total liabilities	17,543,107			17,244,619			12,943,588
Stockholders’ equity	2,747,308			2,749,641			2,231,722
Total liabilities and equity	$20,290,415			$19,994,260			$15,175,310
Net interest income		$160,934			$161,652			$130,292

Net interest margin (3)			3.44%			3.55%			3.79%
Cost of deposits			0.08			0.11			0.32
Cost of funds (4)			0.23			0.27			0.44
Ratio of interest-earning assets to interest-bearing liabilities			172.62			168.96			178.50
______________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums.
(2) Interest income includes net discount accretion of $9.5 million, $9.9 million, and $5.8 million, respectively.
(3) Represents annualized net interest income divided by average interest-earning assets.
(4) Represents annualized total interest expense divided by the sum of average total interest-bearing liabilities and noninterest-bearing deposits.

	Average Balance Sheet
	Six Months Ended
	June 30, 2021			June 30, 2020
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$1,316,314	$616	0.09%	$506,253	$431	0.17%
Investment securities	4,165,979	35,480	1.70%	1,647,502	20,876	2.53%
Loans receivable, net (1)(2)	13,155,631	307,590	4.71%	9,943,987	246,604	4.99%
Total interest-earning assets	18,637,924	343,686	3.72%	12,097,742	267,911	4.45%
Noninterest-earning assets	1,505,232			1,285,582
Total assets	$20,143,156			$13,383,324
Liabilities and equity
Interest-bearing deposits:
Interest checking	$3,108,260	$755	0.05%	$997,025	$1,453	0.29%
Money market	5,503,656	4,590	0.17%	3,702,429	11,751	0.64%
Savings	376,376	166	0.09%	261,239	198	0.15%
Retail certificates of deposit	1,359,458	2,040	0.30%	1,042,681	5,715	1.10%
Wholesale/brokered certificates of deposit	59,781	140	0.47%	133,882	1,025	1.54%
Total interest-bearing deposits	10,407,531	7,691	0.15%	6,137,256	20,142	0.66%
FHLB advances and other borrowings	14,115	65	0.93%	240,682	1,298	1.08%
Subordinated debentures	490,925	13,344	5.44%	251,279	7,004	5.57%
Total borrowings	505,040	13,409	5.35%	491,961	8,302	3.39%
Total interest-bearing liabilities	10,912,571	21,100	0.39%	6,629,217	28,444	0.86%
Noninterest-bearing deposits	6,188,539			4,434,605
Other liabilities	293,578			185,078
Total liabilities	17,394,688			11,248,900
Stockholders’ equity	2,748,468			2,134,424
Total liabilities and equity	$20,143,156			$13,383,324
Net interest income		$322,586			$239,467

Net interest margin (3)			3.49%			3.98%
Cost of deposits			0.09%			0.38%
Cost of funds (4)			0.25%			0.52%
Ratio of interest-earning assets to interest-bearing liabilities			170.79%			182.49%
_____________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums.
(2) Interest income includes net discount accretion of $19.4 million and $10.0 million, respectively.
(3) Represents net interest income divided by average interest-earning assets.
(4) Represents annualized total interest expense divided by the sum of average total interest-bearing liabilities and noninterest-bearing deposits.

Changes in our net interest income are a function of changes in volume, days in a period, and rates of interest-earning assets and interest-bearing liabilities. The following tables present the impact that the volume, days in a period, and rate changes have had on our net interest income for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•Changes in volume (changes in volume multiplied by prior rate);
•Changes in days in a period (changes in days in a period multiplied by daily interest; no changes in days for comparisons of the three months ended June 30, 2021 to the three months ended June 30, 2020);
•Changes in interest rates (changes in interest rates multiplied by prior volume and includes the recognition of discounts/premiums and deferred fees/costs); and
•The net change or the combined impact of volume, days in a period, and rate changes allocated proportionately to changes in volume, days in a period, and changes in interest rates.

	Three Months Ended June 30, 2021 Compared to Three Months Ended March 31, 2021 Increase (Decrease) Due to
(Dollars in thousands)	Volume	Days	Rate	Net
Interest-earning assets
Cash and cash equivalents	$1	$3	$10	$14
Investment securities	642	—	(98)	544
Loans receivable, net	1,420	1,674	(5,954)	(2,860)
Total interest-earning assets	2,063	1,677	(6,042)	(2,302)
Interest-bearing liabilities
Interest checking	9	4	(96)	(83)
Money market	52	22	(660)	(586)
Savings	1	1	—	2
Retail certificates of deposit	(104)	9	(267)	(362)
Wholesale/brokered certificates of deposit	(135)	—	3	(132)
FHLB advances and other borrowings	(27)	—	(38)	(65)
Subordinated debentures	(294)	—	(64)	(358)
Total interest-bearing liabilities	(498)	36	(1,122)	(1,584)
Change in net interest income	$2,561	$1,641	$(4,920)	$(718)

	Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020 Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net
Interest-earning assets
Cash and cash equivalents	$116	$(16)	$100
Investment securities	9,346	(1,902)	7,444
Loans receivable, net	23,175	(4,149)	19,026
Total interest-earning assets	32,637	(6,067)	26,570
Interest-bearing liabilities
Interest checking	1,040	(1,548)	(508)
Money market	2,648	(6,326)	(3,678)
Savings	3,131	(3,148)	(17)
Retail certificates of deposit	329	(1,741)	(1,412)
Wholesale/brokered certificates of deposit	(670)	(105)	(775)
FHLB advances and other borrowings	(106)	(111)	(217)
Subordinated debentures	2,605	(70)	2,535
Total interest-bearing liabilities	8,977	(13,049)	(4,072)
Change in net interest income	$23,660	$6,982	$30,642

	Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020 Increase (Decrease) due to
(Dollars in thousands)	Volume	Days	Rate	Net
Interest-earning assets
Cash and cash equivalents	$266	$(3)	$(78)	$185
Investment securities	18,628	—	(4,024)	14,604
Loans receivable, net	75,866	(1,699)	(13,181)	60,986
Total interest-earning assets	$94,760	$(1,702)	$(17,283)	$75,775
Interest-bearing liabilities
Interest checking	$3,036	$(4)	$(3,730)	$(698)
Money market	13,996	(25)	(21,132)	(7,161)
Savings	86	(1)	(117)	(32)
Retail certificates of deposit	2,632	(11)	(6,296)	(3,675)
Wholesale/brokered certificates of deposit	(394)	(1)	(490)	(885)
FHLB advances and other borrowings	(1,075)	—	(158)	(1,233)
Subordinated debentures	6,565	—	(225)	6,340
Total interest-bearing liabilities	$24,846	$(42)	$(32,148)	$(7,344)
Change in net interest income	$69,914	$(1,660)	$14,865	$83,119

Provision for Credit Losses

For the second quarter of 2021, the Bank recorded a $38.5 million provision recapture, a decrease of $40.5 million from the $2.0 million provision expense recognized during the first quarter of 2021, and a decrease of $199.1 million from the $160.6 million provision expense recognized during the second quarter of 2020. The decrease from the first quarter of 2021 was comprised of a $33.1 million provision recapture for loan losses and a $5.3 million provision recapture for unfunded commitments. The decrease during the second quarter of 2021 was primarily due to improved economic forecasts used in the Company’s CECL model relative to prior periods and the continued strong asset quality profile of the loan portfolio. The provision expense in the second quarter of 2020 reflected unfavorable changes in economic forecasts related to the onset of the COVID-19 pandemic, the Day 1 provision for loan losses of $75.9 million, and the provision for unfunded commitments of $8.6 million resulting from the acquisition of Opus.

	Three Months Ended
	June 30,	March 31,	June 30,
(Dollars in thousands)	2021	2021	2020
Provision for credit losses
Provision for loan losses	$(33,131)	$315	$150,257
Provision for unfunded commitments	(5,345)	1,659	10,378
Total provision for credit losses	$(38,476)	$1,974	$160,635

For the first six months of 2021, we recorded a $36.5 million provision recapture, a decrease from the $186.1 million provision expense recorded for the first six months of 2020. The decrease, which included a $32.8 million provision recapture for loan losses and a $3.7 million provision recapture for unfunded commitments, was primarily due to improved economic conditions and forecasts used in the Bank’s CECL model relative to prior periods and the continued strong asset quality profile of the loan portfolio. The provision expense for the first six months of 2020 was driven by unfavorable changes in economic forecasts employed in the Company’s CECL model, the Day 1 provision for loan losses of $75.9 million, and the provision for unfunded commitments of $8.6 million resulting from the acquisition of Opus.

	Six Months Ended
	June 30,	June 30,
(Dollars in thousands)	2021	2020
Provision for credit losses
Provision for loans and lease losses	$(32,816)	$175,639
Provision for unfunded commitments	(3,686)	10,450
Total provision for credit losses	$(36,502)	$186,089

Noninterest Income

The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2021	2021	2020	2021	2020
Noninterest income
Loan servicing income	$622	$458	$434	$1,080	$914
Service charges on deposit accounts	2,222	2,032	1,399	4,254	3,114
Other service fee income	352	473	297	825	608
Debit card interchange fee income	1,099	787	457	1,886	805
Earnings on bank-owned life insurance	2,279	2,233	1,314	4,512	2,650
Net gain (loss) from sales of loans	1,546	361	(2,032)	1,907	(1,261)
Net gain (loss) from sales of investment securities	5,085	4,046	(21)	9,131	7,739
Trust custodial account fees	7,897	7,222	2,397	15,119	2,397
Escrow and exchange fees	1,672	1,526	264	3,198	264
Other income	3,955	4,602	2,389	8,557	4,143
Total noninterest income	$26,729	$23,740	$6,898	$50,469	$21,373
Noninterest income for the second quarter of 2021 was $26.7 million, an increase of $3.0 million from the first quarter of 2021. The increase was primarily due to a $1.2 million increase in net gain from loan sales, a $1.0 million increase in net gain from sales of investment securities, and a $675,000 increase in trust custodial account fees, partially offset by a $647,000 decrease in other income. The decrease in other income was primarily due to $1.8 million lower SBA PPP loan referral fees, a $239,000 decrease in unused commitment fees, and a $144,000 increase in loss on debt extinguishment, partially offset by a $1.7 million increase in equity investment income.

During the second quarter of 2021, the Bank sold $14.7 million of SBA loans for a net gain of $1.5 million, compared to the sales of $1.3 million of SBA loans for a net gain of $69,000 and fully charged-off loans for a net gain of $292,000 during the first quarter of 2021.

Additionally, during the second quarter of 2021, the Bank sold $280.2 million of investment securities for a net gain of $5.1 million, compared to the sales of $175.3 million of investment securities for a net gain of $4.0 million in the first quarter of 2021.

Noninterest income for the second quarter of 2021 increased $19.8 million, or 287.5%, compared to the second quarter of 2020. The increase was primarily due to a $5.5 million increase in trust custodial account fees and a $1.4 million increase in escrow and exchange fees following the Opus acquisition, a $5.1 million increase in net gain from sales of investment securities, a $3.6 million increase in net gain from the sales of loans, and a $1.6 million increase in other income, primarily due to a $1.9 million increase in equity investment income and a $527,000 increase in SBA PPP loan referral fees, partially offset by a $647,000 loss on debt extinguishment.

The net gain from sales of loans for the second quarter of 2021 increased from the same period last year primarily due to the sales of $14.7 million of SBA loans for a net gain of $1.5 million, compared with the sales of $15.4 million of other loans for a net loss of $2.0 million during the second quarter of 2020.

For the first six months of 2021, noninterest income totaled $50.5 million, an increase from $21.4 million for the first six months of 2020. The increase was primarily related to a $12.7 million increase in trust custodial account fees and a $2.9 million increase in escrow and exchange fee income following the Opus acquisition, a $3.2 million increase in net gain from the sales of loans, a $1.9 million increase in earnings from bank-owned life insurance (“BOLI”), a $1.4 million increase in net gain from sales of investment securities, a $1.1 million increase in service charges on deposit accounts, and a $1.1 million increase in debit card interchange fee income. In addition, other income increased $4.4 million primarily due to $2.8 million of SBA PPP loan referral fees and a $2.7 million increase in equity investment income, partially offset by $1.2 million loss on debt extinguishment.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2021	2021	2020	2021	2020
Noninterest expense
Compensation and benefits	$53,474	$52,548	$43,011	$106,022	$77,387
Premises and occupancy	12,240	11,980	9,487	24,220	17,655
Data processing	5,765	5,828	4,465	11,593	7,718
Other real estate owned operations, net	—	—	9	—	23
FDIC insurance premiums	1,312	1,181	846	2,493	1,213
Legal and professional services	4,186	3,935	3,094	8,121	6,220
Marketing expense	1,490	1,598	1,319	3,088	2,731
Office expense	1,589	1,829	1,533	3,418	2,636
Loan expense	1,165	1,115	823	2,280	1,645
Deposit expense	3,985	3,859	4,958	7,844	9,946
Merger-related expense	—	5	39,346	5	41,070
Amortization of intangible assets	4,001	4,143	4,066	8,144	8,029
Other expense	5,289	4,468	3,013	9,757	6,328
Total noninterest expense	$94,496	$92,489	$115,970	$186,985	$182,601
Noninterest expense totaled $94.5 million for the second quarter of 2021, an increase of $2.0 million compared to the first quarter of 2021, primarily driven primarily by a $926,000 increase in compensation and benefits primarily attributable to higher business incentives associated with higher loan production, a $821,000 increase in other expense primarily related to a $518,000 increase in community development support, a $260,000 increase in premises and occupancy expense, and a $251,000 increase in legal and professional services.

Noninterest expense decreased by $21.5 million compared to the second quarter of 2020. The decrease was primarily due to $39.3 million of merger-related expense for the second quarter of 2020 relating to the Opus acquisition. Excluding merger-related expense, noninterest expense increased $17.9 million compared to the second quarter of 2020, primarily due to an $10.5 million increase in compensation and benefits, a $2.8 million increase in premises and occupancy expense, a $2.3 million increase in other expense, a $1.3 million increase in data processing expense, a $1.1 million increase in legal and professional services, a $466,000 increase in FDIC insurance premiums, and a $342,000 increase in loan expense, all predominately as a result of the additional operations, personnel, branches, and divisions retained with the acquisition of Opus.

Noninterest expense totaled $187.0 million for the first six months of 2021, an increase of $4.4 million, or 2%, compared with the first six months of 2020. The increase was driven primarily by increases of $28.6 million in compensation and benefits, $6.6 million in premises and occupancy expense, $3.9 million in data processing expense, $3.4 million in other expense, $1.9 million in legal and professional services expense, and $1.3 million in FDIC insurance premiums, all predominately as a result of the additional operations, personnel, branches, and divisions retained with the acquisition of Opus, partially offset by a $41.1 million decrease in merger-related expense relating to the Opus acquisition.

The Company’s efficiency ratio was 49.4% for the second quarter of 2021, compared to 48.6% for the first quarter of 2021 and 52.9% for the second quarter of 2020. The Company’s efficiency ratio was 49.0% for the first six months of 2021, compared to 52.7% for the first six months of 2020.

Income Taxes

For the three months ended June 30, 2021, March 31, 2021, and June 30, 2020, income tax expense (benefit) was $35.3 million, $22.3 million, and $(40.3) million, respectively, and the effective income tax rate was 26.8%, 24.5%, and 28.9%, respectively. Our effective tax rate for the three months ended June 30, 2021 differs from the 21% federal statutory rate due to the impact of state taxes as well as various permanent tax differences, including tax-exempt income from municipal securities, BOLI income, tax credits from low-income housing tax credit (“LIHTC”) investments, and the exercise of stock options and vesting of other stock-based compensation.

The increase in the effective tax rate in the second quarter of 2021 compared to the first quarter of 2021 was primarily due to the effect of favorable permanent differences on higher annual projected pre-tax book income. The income tax benefit recorded for the second quarter of 2020 was driven by the significant pre-tax loss attributable to the provision for credit losses and our merger-related costs associated with the acquisition of Opus.

The total amount of unrecognized tax benefits was $1.7 million and $255,000 as of June 30, 2021 and December 31, 2020, respectively, and was primarily comprised of unrecognized tax benefits related to the Opus acquisition in 2020. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $749,000 and $184,000 at June 30, 2021 and December 31, 2020, respectively. The Company does not believe that the unrecognized tax benefits will change significantly within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued for $26,000 and $22,000 of such interest at June 30, 2021 and December 31, 2020, respectively. No amounts for penalties were accrued.

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

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carryback years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Based on the analysis, the Company has determined that a valuation allowance against capital loss carryforward of $170,000 was required as of June 30, 2021 as it is more likely that not that the Company would not generate future capital gains to offset the capital loss carryforward. Except for the valuation allowance against the capital loss carryforward of $170,000, a valuation allowance for deferred tax assets was not required as of June 30, 2021 and December 31, 2020.

FINANCIAL CONDITION

At June 30, 2021, assets totaled $20.53 billion, an increase of $792.9 million, or 4.0%, from $19.74 billion at December 31, 2020. The increase was primarily due to increases in investment securities, total loans, and BOLI of $551.5 million, $362.3 million, and $152.1 million, respectively, partially offset by a $248.9 million decrease in cash and cash equivalents. The increase in BOLI was due to a $150 million purchase of additional BOLI in June 2021.

Loans

Loans held for investment totaled $13.59 billion at June 30, 2021, an increase of $358.2 million, or 2.7%, from $13.24 billion at December 31, 2020. The increase was driven by an increase in loans funded during the first half of 2021, partially offset by loan maturities and prepayments. Business line average utilization rates decreased from 35.28% for the fourth quarter of 2020 to 31.96% for the second quarter of 2021. Since December 31, 2020, investor loans secured by real estate increased $474.7 million, commercial loans decreased $19.2 million, business loans secured by real estate decreased $21.2 million, and retail loans decreased $76.0 million.

Loans held for sale were $4.7 million at June 30, 2021, which primarily represent the guaranteed portion of SBA loans that the Bank originates for sale, and increased by $4.1 million from $601,000 at December 31, 2020.

The total end-of-period weighted average interest rate on loans, net of fees and discounts, at June 30, 2021 was 4.11%, compared to 4.27% at December 31, 2020. The decrease reflects the impact of lower rates on new originations and the continued impact from prepayments of higher rate loans.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio, and gives the weighted average interest rate by loan category at the dates indicated:

	June 30, 2021			December 31, 2020
(Dollars in thousands)	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
Investor loans secured by real estate
CRE non-owner-occupied	$2,810,233	20.7%	4.27%	$2,675,085	20.2%	4.35%
Multifamily	5,539,464	40.7	3.89	5,171,356	39.1	4.04
Construction and land	297,728	2.2	5.02	321,993	2.4	5.60
SBA secured by real estate	53,003	0.4	4.98	57,331	0.4	5.01
Total investor loans secured by real estate	8,700,428	64.0	4.06	8,225,765	62.1	4.21
Business loans secured by real estate
CRE owner-occupied	2,089,300	15.4	4.29	2,114,050	16.0	4.45
Franchise real estate secured	358,120	2.6	4.87	347,932	2.6	5.07
SBA secured by real estate	72,923	0.5	5.22	79,595	0.6	5.21
Total business loans secured by real estate	2,520,343	18.5	4.40	2,541,577	19.2	4.56
Commercial loans
Commercial and industrial	1,795,144	13.2	3.73	1,768,834	13.4	3.85
Franchise non-real estate secured	401,315	3.0	5.13	444,797	3.4	5.40
SBA non-real estate secured	13,900	0.1	5.61	15,957	0.1	5.62
Total commercial loans	2,210,359	16.3	4.00	2,229,588	16.9	4.16
Retail loans
Single family residential	157,228	1.2	4.16	232,574	1.8	4.28
Consumer	6,240	—	5.09	6,929	—	5.56
Total retail loans	163,468	1.2	4.19	239,503	1.8	4.31
Gross loans held for investment (1)	13,594,598	100.0%	4.11	13,236,433	100.0%	4.27
Allowance for credit losses for loans held for investment	(232,774)			(268,018)
Loans held for investment, net	$13,361,824			$12,968,415

Total unfunded loan commitments	$2,345,364			$1,947,250
Loans held for sale, at lower of cost or fair value	$4,714			$601
______________________________
(1) Includes unaccreted fair value net purchase discounts of $94.4 million and $113.8 million as of June 30, 2021 and December 31, 2020, respectively.

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally initiate proceedings to pursue our remedies under the loan documents. For loans secured by real estate, we record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale where we generally acquire title to the property. Loans delinquent 30 or more days as a percentage of loans held for investment were 0.14% at June 30, 2021, compared to 0.10% at December 31, 2020.

The following table sets forth delinquencies in the Company’s loan portfolio as of the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
At June 30, 2021
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	3	$10,343	3	$10,343
SBA secured by real estate	—	—	—	—	2	440	2	440
Total investor loans secured by real estate	—	—	—	—	5	10,783	5	10,783
Business loans secured by real estate
CRE owner-occupied	—	—	—	—	3	5,016	3	5,016
SBA secured by real estate	—	—	—	—	1	450	1	450
Total business loans secured by real estate	—	—	—	—	4	5,466	4	5,466
Commercial loans
Commercial and industrial	2	29	2	83	4	2,119	8	2,231
SBA non-real estate secured	—	—	—	—	1	677	1	677
Total commercial loans	2	29	2	83	5	2,796	9	2,908
Retail loans
Total retail loans	1	178	—	—	—	—	1	178
Total	3	$207	2	$83	14	$19,045	19	$19,335
Delinquent loans to loans held for investment		—%		—%		0.14%		0.14%
.
.

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
At December 31, 2020
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	2	$757	2	$757
Multifamily	1	1	—	—	—	—	1	1
SBA secured by real estate	—	—	—	—	3	1,257	3	1,257
Total investor loans secured by real estate	1	1	—	—	5	2,014	6	2,015
Business loans secured by real estate
CRE owner-occupied	—	—	—	—	4	5,304	4	5,304
SBA secured by real estate	1	486	—	—	5	1,073	6	1,559
Total business loans secured by real estate	1	486	—	—	9	6,377	10	6,863
Commercial loans
Commercial and industrial	10	428	2	57	6	2,898	18	3,383
SBA non-real estate secured	2	338	—	—	1	707	3	1,045
Total commercial loans	12	766	2	57	7	3,605	21	4,428
Retail loans
Single family residential (5)	1	15	—	—	—	—	1	15
Consumer	1	1	—	—	—	—	1	1
Total retail loans	2	16	—	—	—	—	2	16
Total	16	$1,269	2	$57	21	$11,996	39	$13,322
Delinquent loans to loans held for investment		0.01%		—%		0.09%		0.10%

Troubled Debt Restructurings

We sometimes modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments, and, in limited cases, concessions to the outstanding loan balances. These loans are classified as TDRs. As of June 30, 2021, there were $17.8 million loans reported as TDRs, compared with no TDR loans as of December 31, 2020. During the three and six months ended June 30, 2021, there were six loans totaling $17.8 million modified as TDRs, which are comprised of three CRE owner-occupied loans and one C&I loan totaling $5.3 million belonging to one borrower relationship with the terms modified due to bankruptcy and two franchise non-real estate secured loans totaling $12.6 million belonging to another borrower relationship with the terms modified for payment deferral. During the three and six months ended June 30, 2021, the three CRE owner-occupied loans and one C&I loan classified as TDRs were in payment default and all TDRs were on nonaccrual status as of June 30, 2021. During the three and six months ended June 30, 2020, there were no TDRs that experienced payment defaults after modifications within the previous 12 months.

In accordance with the CARES Act, the Company implemented various loan modification programs beginning in April 2020 to provide its borrowers relief from the economic impacts of COVID-19 and determined none of the COVID-19 related loan modifications need to be characterized as TDRs. As of June 30, 2021, there was one single family residential loan for $819,000 classified as a COVID-19 modification under Section 4013 of the CARES Act. Additionally, as of June 30, 2021, no loans were in-process for potential modification. At December 31, 2020, 52 loans totaling $79.5 million, or 0.60% of loans held for investment, remained within their modification period, of which $20.2 million of loans had migrated to the substandard risk grade. No loans were in-process for potential modification as of December 31, 2020. See Note 6 - Loans Held for Investment for additional information.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), OREO, and other repossessed assets owned. It is our general policy to place a loan on nonaccrual status when the loan becomes 90 days or more past due or when collection of principal or interest appears doubtful.

Nonperforming assets totaled $34.4 million, or 0.17% of total assets, at June 30, 2021, an increase from $29.2 million, or 0.15% of total assets, at December 31, 2020. There was no other real estate owned at June 30, 2021 and December 31, 2020. The increase in nonperforming assets during the six month period ending June 30, 2021 was primarily attributable to $10.0 million of nonperforming loans added during the quarter, primarily CRE non-owner occupied loans, and to a lesser extent commercial and industrial loans, partially offset by loan charge-offs and repayments during the quarter. The Company had no loans 90 days or more past due and accruing at June 30, 2021 and December 31, 2020.

The following table sets forth our composition of nonperforming assets at the dates indicated:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Nonperforming assets
Investor loans secured by real estate
CRE non-owner-occupied	$12,296	$2,792
SBA secured by real estate	440	1,257
Total investor loans secured by real estate	12,736	4,049
Business loans secured by real estate
CRE owner-occupied	5,016	6,083
SBA secured by real estate	692	1,143
Total business loans secured by real estate	5,708	7,226
Commercial loans
Commercial and industrial	2,670	3,974
Franchise non-real estate secured	12,584	13,238
SBA non-real estate secured	677	707
Total commercial loans	15,931	17,919
Retail loans
Single family residential	12	15
Total retail loans	12	15
Total nonperforming loans	34,387	29,209
Other real estate owned	—	—
Other assets owned	—	—
Total	$34,387	$29,209

Allowance for credit losses	$232,774	$268,018
Allowance for credit losses as a percent of total nonperforming loans	677%	918%
Nonperforming loans as a percent of loans held for investment	0.25	0.22
Nonperforming assets as a percent of total assets	0.17	0.15
TDR included in nonperforming loans	$17,848	—

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

The Company measures the ACL on commercial real estate and commercial loans using a discounted cash flow approach, using the loan’s effective interest rate, while the ACL for retail loans is based on a historical loss rate model. The discounted cash flow methodology relies on several significant components essential to the development of estimates for future cash flows on loans and unfunded commitments. These components consist of: (i) the estimated probability of default, (ii) the estimated loss given default, which represents the estimated severity of the loss when a loan is in default, (iii) estimates for prepayment activity on loans, and (iv) the estimated exposure to the Company at default. With respect to unfunded loan commitments, the Company’s incorporates estimates for utilization, based on historical loan data. Probability of default and loss given default for investor loans secured by real estate are derived from a third party, using proxy loan information, and loan and property level attributes. Additionally, loss given default for these loans incorporates an estimate for the loss severity associated with loans where the borrower fails to meet their debt obligation at maturity. External factors that impact loss given default for commercial real estate loans include: changes in the index for CRE pricing, GDP growth rate, unemployment rates, and the Moody’s Baa rating corporate debt interest rate spread.

For business loans secured by real estate and commercial loans, probability of default is based on an internally developed rating scale that assigns probability of default based on the Company’s internal risk grades for each loan. Changes in risk grades for these loans result in changes in probability of default. The Company obtains loss given default for these loans from a third party that has a considerable database of credit related information specific to the financial services industry and the type of loans within these segments.

Probability of default for both investor and business real estate loans, as well as commercial loans are heavily impacted by current and expected economic conditions.

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

As of June 30, 2021, the Company’s ACL model used three probability-weighted scenarios representing a base-case scenario, an upside scenario, and a downside scenario. The weightings assigned to each scenario were as follows: the base-case scenario, or most likely scenario, was assigned a weighting of 40%, while the upside and downside scenarios were each assigned weightings of 30%. These economic scenarios include the current and estimated future impact associated with the ongoing COVID-19 pandemic. The Company evaluated the weightings of each economic scenario in the current period with the assistance of Moody's Analytics, and determined the current weightings of 40% for the base-case scenario, and 30% for each of the upside and downside scenarios appropriately reflect the likelihood of outcomes for each scenario given the current economic environment. The use of three probability-weighted scenarios in the second quarter of 2021 and the weighting assigned to each scenario is consistent with the approach used in the Company’s ACL model for the three months ended March 31, 2021 and June 30, 2020.

The Company, with the assistance of Moody’s Analytics, currently forecasts probability of default and loss given default based on economic scenarios over a two-year period, which we believe is a reasonable and supportable period. Beyond this point, probability of default and loss given default revert to their long-term averages. The Company has reflected this reversion over a period of three years in each of its economic scenarios used to generate the overall probability-weighted forecast.

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

As of June 30, 2021, the Company’s ACL model incorporated the following assumptions for key economic variables in the base-case, upside and downside scenarios:

Base-case Scenario:

•CRE price index experiences a slowing annualized rate of decline throughout 2021 from approximately -13% in early 2021 to approximately -4% by the end of 2021. This scenario assumes the index returns to growth in 2022 and 2023. This scenario also assumes the CRE price index returns to moderate levels of growth beginning in the first quarter of 2022, with the annualized rate of growth increasing from 2% in early 2022 to 10% by the end of 2022. Under this scenario, the CRE price index is anticipated to increase approximately 8-9% on an annualized basis in 2023.
•U.S. real GDP experiences growth within a range of 6-7% on an annualized basis throughout 2021. This scenario also assumes decelerating growth in real GDP throughout 2022, from the levels estimated for 2021. Growth in real GDP for 2022 under this scenario decelerates from approximately 5% annualized in early 2022 to approximately 2% annualized by the end of 2022. This scenario assumes real GDP growth increases to approximately 2-3% in 2023.
•U.S. unemployment declining from approximately 6% in early 2021 to approximately 4.5% by the end of 2021. This scenario also assumes unemployment continues to decline in 2022 from approximately 4% in early 2022 to approximately 3.5% by the end of 2022. This scenario assumes the rate of unemployment holds constant at approximately 3.5% throughout 2023.

Upside Scenario:

•CRE price index experiences declines throughout 2021, with the estimated annualized rate of decline slowing from approximately -13% in early 2021 to approximately -1% by the end of 2021. This scenario also assumes the CRE price index returns growth in 2022, with the annualized rate of growth increasing from 7% in early 2022 to 12% by the end of 2022. Under this scenario, the CRE price index is anticipated to experience a decelerating annualized rate of increase from approximately 9% in early 2023 to approximately 7% by the end of 2023.
•U.S. real GDP experiences accelerating growth within a range of 6-10% on an annualized basis throughout 2021. This scenario also assumes decelerating growth in real GDP throughout 2022, from the levels estimated for 2021. Growth in real GDP for 2022 under this scenario decelerates from approximately 8% annualized in early 2022 to approximately 0% annualized by the end of 2022. This scenario assumes real GDP growth increases to approximately 1-2% in 2023.
•U.S. unemployment declining from approximately 6.2% in early 2021 to approximately 4.0% by the end of 2021. This scenario also assumes unemployment of approximately 3% throughout all of 2022. This scenario assumes the rate of unemployment holds constant at approximately 3% throughout 2023.

Downside Scenario:

•CRE price index experiences accelerating annualized rates of decline throughout 2021. Annualized declines of approximately -13% in early 2021 and accelerating to approximately -20% by the end of 2021. The CRE price index is estimated to experience decelerating declines throughout 2022, with the annualized rate of decline slowing from approximately -24% in early 2022 to approximately -2% by the end of 2022. Under this scenario, the CRE price index is anticipated to experience accelerating annualized growth of approximately 7% in early 2023 to approximately 20% by the end of 2023.
•U.S. real GDP experiences growth of approximately 6% to 10% in the first half of 2021, followed by a decrease of -3% for the remainder of 2021. This scenario also assumes a return to modest annualized growth in real GDP by the second quarter of 2022, with growth of approximately 2-3% for the remainder of 2022. This scenario assumes real GDP fluctuates within a range of approximately 2-4% throughout 2023.
•U.S. unemployment increases throughout 2021 from approximately 6% in early 2021 to approximately 8% by the end of 2021. This scenario also assumes unemployment remains elevated in 2022 at approximately 9%. This scenario assumes a decline in unemployment throughout 2023, from approximately 8% in early 2023 to approximately 7% at the end of 2023.

The Company periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not be limited to, factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL. As of June 30, 2021, qualitative adjustments included in the ACL totaled $8.0 million. These adjustments primarily relate to continued uncertainty concerning the strength of the economic recovery and how it may impact certain classes of loans in the loan portfolio. Management determined through additional review that the uneven recovery and continued government interventions, are potentially underestimating the impact the ongoing COVID-19 pandemic may have on certain segments and classes of the loan portfolio, such as loans within the SBA, franchise, C&I, and construction classifications. Management reviews the need for an appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.

The ACL was $232.8 million at June 30, 2021, $267.0 million at March 31, 2021 and $268.0 million at December 31, 2020. The decrease in the ACL for loans held for investment during the three months ended June 30, 2021 of $34.2 million was comprised of a $33.1 million provision for credit losses recapture and $1.1 million in net charge-offs. The provision recapture for the three months ended June 30, 2021 was reflective of improving economic forecasts used in the Company’s ACL model relative to prior periods and the continued strong asset quality profile of the loan portfolio, partially offset by an increase in loans held for investment during the quarter. The decrease in the ACL for the six months ended June 30, 2021 of $35.2 million was comprised of a $32.8 million provision for credit losses recapture and $2.4 million in net charge-offs. The provision recapture for the six months ended June 30, 2021 was also reflective of improving economic forecasts used in the Company’s ACL model and the continued strong asset quality profile of the loan portfolio.

The ACL was $282.3 million at June 30, 2020, $115.4 million at March 31, 2020, and $35.7 million at December 31, 2019. The change in the ACL for the three months ended June 30, 2020 of $166.8 million was comprised of a $150.3 million provision for credit losses, $4.7 million in net charge-offs, and the establishment of $21.2 million in net ACL for PCD loans acquired in the Opus acquisition. The ACL established for PCD loans was reflected as an adjustment to the acquired balance of the loans in accordance with ASC 326. The change in the ACL for the six months ended June 30, 2020 of $246.6 million was reflective of a $55.7 million addition associated with the Company’s adoption of ASC 326 on January 1, 2020, which was recorded through a cumulative effect adjustment to retained earnings, as well as a $175.6 million provision for credit losses, net charge-offs of $6.0 million, and the establishment of $21.2 million in net ACL for PCD loans previously mentioned. The provision for credit losses for the three and six months ended June 30, 2020 includes $75.9 million related to the initial ACL for non-PCD loans acquired in the Opus acquisition, as required by ASC 326. The provision for credit losses for the three and six months ended June 30, 2020 was also reflective of unfavorable changes in economic forecasts used in the Company’s ACL model, which was driven by the COVID-19 pandemic.

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

At June 30, 2021, the Company believes the ACL was adequate to cover current expected credit losses in the loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the ACL change, including the size and composition of the loan portfolio, the credit quality of the loan portfolio, as well as forecasts of future economic conditions, the Company’s estimate of current expected credit losses could also significantly change and affect the level of future provisions for credit losses.

The following table sets forth the Company’s ACL, its corresponding percentage of the loan category balance, and the percentage of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	June 30, 2021			December 31, 2020
(Dollars in thousands)	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
Investor loans secured by real estate
CRE non-owner-occupied	$47,112	1.68%	20.7%	$49,176	1.84%	20.2%
Multifamily	59,059	1.07	40.7	62,534	1.21	39.1
Construction and land	9,548	3.21	2.2	12,435	3.86	2.4
SBA secured by real estate	4,681	8.83	0.4	5,159	9.00	0.4
Total investor loans secured by real estate	120,400	1.38	64.0	129,304	1.57	62.1
Business loans secured by real estate
CRE owner-occupied	35,747	1.71	15.4	50,517	2.39	16.0
Franchise real estate secured	11,436	3.19	2.6	11,451	3.29	2.6
SBA secured by real estate	6,317	8.66	0.5	6,567	8.25	0.6
Total business loans secured by real estate	53,500	2.12	18.5	68,535	2.70	19.2
Commercial loans
Commercial and industrial	39,879	2.22	13.2	46,964	2.66	13.4
Franchise non-real estate secured	17,313	4.31	3.0	20,525	4.61	3.4
SBA non-real estate secured	730	5.25	0.1	995	6.24	0.1
Total commercial loans	57,922	2.62	16.3	68,484	3.07	16.9
Retail loans
Single family residential	670	0.43	1.2	1,204	0.52	1.8
Consumer loans	282	4.52	—	491	7.09	—
Total retail loans	952	0.58	1.2	1,695	0.71	1.8
Total	$232,774	1.71%	100.0%	$268,018	2.02%	100.0%
At June 30, 2021, the ratio of allowance for credit losses to loans held for investment was 1.71%, a decrease from 2.02% at December 31, 2020. Our unamortized fair value discount on the loans acquired totaled $94.4 million, or 0.69% of total loans held for investment at June 30, 2021, compared to $113.8 million, or 0.85% of total loans held for investment at December 31, 2020.

The following table sets forth the activity within the Company’s allowance for credit losses in each of the loan categories listed for the periods indicated:

	Three Months Ended			Six Months Ended (1)
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2021	2021	2020	2021	2020
Balance, beginning of period	$266,999	$268,018	$115,422	$268,018	$35,698
Adoption of ASC 326	—	—	—	—	55,686
Initial ACL recorded for PCD Loans	—	—	21,242	—	21,242
Provision (recapture) for credit losses	(33,131)	315	150,257	(32,816)	175,639
Charge-offs
Investor loans secured by real estate
CRE non-owner-occupied	—	(154)	—	(154)	(387)
SBA secured by real estate	—	(265)	(554)	(265)	(554)
Business loans secured by real estate
SBA secured by real estate	—	(98)	—	(98)	(315)
Commercial loans
Commercial and industrial	(3,290)	(1,279)	(2,286)	(4,569)	(2,776)
Franchise non-real estate secured	—	(156)	(1,227)	(156)	(1,227)
SBA non-real estate secured	—	—	(556)	—	(792)
Retail loans
Single family residential	—	—	(62)	—	(62)
Consumer loans	—	—	—	—	(8)
Total charge-offs	(3,290)	(1,952)	(4,685)	(5,242)	(6,121)
Recoveries
Business loans secured by real estate
CRE owner-occupied	15	15	11	30	23
SBA secured by real estate	80	—	3	80	74
Commercial loans
Commercial and industrial	2,098	601	21	2,699	26
SBA non-real estate secured	2	2	(2)	4	2
Retail loans
Single family residential	1	—	1	1	1
Consumer loans	—	—	1	—	1
Total recoveries	2,196	618	35	2,814	127
Net loan charge-offs	(1,094)	(1,334)	(4,650)	(2,428)	(5,994)
Balance, end of period	$232,774	$266,999	$282,271	$232,774	$282,271

Ratios
Annualized net charge-offs to average total loans, net	0.03%	0.04%	0.17%	0.04%	0.12%
Allowance for loan losses to loans held for investment at end of period	1.71	2.04	1.87	1.71	1.87
Allowance for loan losses to loans held for investment at end of period, excluding SBA PPP loans	1.71	2.04	2.02	1.71	2.02
________________________________________________
(1) Effective January 1, 2020, the allowance for credit losses is accounted for under ASC 326, which is reflective of estimated expected lifetime credit losses. Prior to January 1, 2020, the allowance was accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the balance sheet date.

Investment Securities

We primarily use our investment portfolio for liquidity purposes, capital preservation, and to support our interest rate risk management strategies. Investments totaled $4.51 billion at June 30, 2021, an increase of $551.5 million, or 13.9%, from $3.95 billion at December 31, 2020. The increase was primarily the result of $1.34 billion in purchases, primarily mortgage-backed securities, partially offset by $455.5 million in sales, $289.5 million in principal payments, amortization, and redemptions, and a $47.3 million decrease in mark-to-market fair value adjustments.

Effective January 1, 2020, the Company adopted the new CECL accounting standard. The Company’s assessment of held-to-maturity and available-for-sale investment securities as of January 1, 2020 indicated that an ACL was not required. The Company determined the likelihood of default on held-to-maturity investment securities was remote, and the amount of expected non-repayment on those investments was zero. The Company also analyzed available-for-sale investment securities that were in an unrealized loss position as of January 1, 2020 and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As of June 30, 2021, there was no ACL for the Company’s held-to-maturity and available-for-sale investment securities. There were no investment securities classified as PCD upon acquisition of Opus during the second quarter of 2020. We recorded no allowance for credit losses for available-for-sale or held-to-maturity investment securities during the three and six months ended June 30, 2021 and June 30, 2020, respectively.

The following table sets forth the fair values and weighted average yields on our investment securities portfolio by contractual maturity at the date indicated:

	June 30, 2021
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Investment securities available-for-sale:
U.S. Treasury	$—	—%	$31,913	2.45%	$79,895	1.10%	$—	—%	$111,808	1.47%
Agency	—	—	314,952	0.94	184,414	1.25	55,801	1.30	555,167	1.08
Corporate	54,074	0.97	9,714	3.55	294,594	3.36	—	—	358,382	3.00
Municipal bonds	12,830	—	4,918	2.45	80,607	1.99	1,281,118	2.10	1,379,473	2.08
Collateralized mortgage obligations	—	—	26,357	0.46	226,997	0.86	361,384	1.29	614,738	1.09
Mortgage-backed securities	—	—	2,252	3.42	486,001	1.38	979,626	1.46	1,467,879	1.44
Total securities available-for-sale	66,904	0.78	390,106	1.13	1,352,508	1.73	2,677,929	1.74	4,487,447	1.66
Investment securities held-to-maturity:
Mortgage-backed securities	—	—	—	—	—	—	18,265	2.72	18,265	2.72
Other	—	—	—	—	—	—	1,555	0.97	1,555	0.97
Total securities held-to-maturity	—	—	—	—	—	—	19,820	2.58	19,820	2.58
Total securities	$66,904	0.78%	$390,106	1.13%	$1,352,508	1.73%	$2,697,749	1.75%	$4,507,267	1.67%

Liabilities and Stockholders’ Equity

Total liabilities were $17.72 billion at June 30, 2021, compared to $16.99 billion at December 31, 2020. The increase of $726.2 million, or 4.3%, from December 31, 2020 was primarily due to a $800.9 million, or 4.9%, increase in deposits.

Deposits.  At June 30, 2021, deposits totaled $17.02 billion, an increase of $800.9 million, or 4.9%, from $16.21 billion at December 31, 2020. Non-maturity deposits totaled $15.76 billion, or 92.6% of total deposits, an increase of $1.17 billion, or 8.0%, from December 31, 2020. The increase in deposits included $757.3 million in noninterest-bearing checking, $220.7 million in money market/savings, and $190.1 million in interest-bearing checking, partially offset by decreases of $211.8 million in retail certificates of deposit and $155.3 million in brokered certificates of deposit.

The total end of period weighted average rate of deposits at June 30, 2021 was 0.08%, a decrease from 0.18% at December 31, 2020, principally driven by lower pricing across all deposit product categories.

Our ratio of loans held for investment to deposits was 79.9% and 81.6% at June 30, 2021 and December 31, 2020, respectively.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates as of the last day of each period for each category of deposits presented:

	June 30, 2021			December 31, 2020
(Dollars in thousands)	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
Noninterest-bearing checking	$6,768,384	39.8%	—%	$6,011,106	37.1%	—%
Interest-bearing deposits:
Checking	3,103,343	18.2	0.03	2,913,260	18.0	0.06
Money market	5,493,096	32.3	0.12	5,302,073	32.7	0.23
Savings	390,576	2.3	0.08	360,896	2.2	0.09
Time deposit accounts:
Less than 1.00%	1,088,347	6.4	0.27	928,830	5.7	0.32
1.00 - 1.99	125,664	0.7	1.61	579,570	3.6	1.49
2.00 - 2.99	45,470	0.3	2.22	118,358	0.7	2.34
3.00 - 3.99	179	—	3.45	46	—	4.00
4.00 - 4.99	38	—	4.30	38	—	4.30
5.00 and greater	—	—	—	—	—	—
Total time deposit accounts	1,259,698	7.4	0.48	1,626,842	10.0	0.88
Total interest-bearing deposits	10,246,713	60.2	0.14	10,203,071	62.9	0.28
Total deposits	$17,015,097	100.0%	0.08%	$16,214,177	100.0%	0.18%

At June 30, 2021, we had $1.01 billion in certificates of deposit with balances of $100,000 or more, and $586.9 million in certificates of deposit with balances of $250,000 or more with maturities as follows:

	At June 30, 2021
(Dollars in thousands)	$100,000 through $250,000			Greater than $250,000			Total
Maturity Period	Amount	Weighted Average Rate	% of Total Deposits	Amount	Weighted Average Rate	% of Total Deposits	Amount	Weighted Average Rate	% of Total Deposits
Certificates of deposit
Three months or less	$132,033	0.80%	0.77%	$409,332	0.40%	2.41%	$541,365	0.50%	3.18%
Over three months through 6 months	71,349	0.39	0.42	57,881	0.49	0.34	129,230	0.43	0.76
Over 6 months through 12 months	128,206	0.44	0.75	98,761	0.50	0.58	226,967	0.47	1.33
Over 12 months	89,526	0.38	0.53	20,878	0.52	0.12	110,404	0.41	0.65
Total	$421,114	0.53%	2.47%	$586,852	0.43%	3.45%	$1,007,966	0.47%	5.92%

Borrowings.  At June 30, 2021, total borrowings amounted to $476.6 million, a decrease of $55.9 million, or 10.5%, from $532.5 million at December 31, 2020, primarily due to the maturity and redemption of $31.0 million FHLB advances and the redemption of $25.0 million in subordinated notes.

At June 30, 2021, total borrowings represented 2.3% of total assets and had an end of period weighted average rate of 5.29%, compared with 2.7% of total assets at a weighted average rate of 5.16% at December 31, 2020.

At June 30, 2021, total borrowings were comprised of the following:

•Subordinated notes of $60.0 million at a fixed rate of 5.75% due September 3, 2024 (the “Notes I”) and a carrying value of $59.6 million, net of unamortized debt issuance cost of $389,000. Interest is payable semiannually at 5.75% per annum;
•Subordinated notes of $125.0 million at 4.875% fixed-to-floating rate due May 15, 2029 (the “Notes II”) and a carrying value of $123.0 million, net of unamortized debt issuance cost of $2.0 million. Interest is payable semiannually at an initial fixed rate of 4.875% per annum. From and including May 15, 2024, but excluding the maturity date or the date of earlier redemption, the Notes II will bear interest at a floating rate equal to three-month LIBOR plus a spread of 2.50% per annum, payable quarterly in arrears;
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
•Subordinated notes of $135.0 million at 5.5% fixed-to-variable rate due July 1, 2026, assumed in connection with the acquisition of Opus in the second quarter of 2020. The notes bear interest at a fixed rate of per year until June 2021. After this date and for the remaining five years of the notes' term, interest will accrue at a variable rate of three-month LIBOR plus 4.285%. At June 30, 2021, the carrying value of these subordinated notes was $138.2 million, which reflects purchase accounting fair value adjustments of $3.2 million. The subordinate notes were subsequently redeemed by the Company on July 1, 2021. See Note 17 — Subsequent Events to the consolidated financial statements in this Form 10-Q.

•$5.2 million of floating rate junior subordinated debt securities due January 1, 2037, associated with Heritage Oaks Capital Trust II and assumed in connection with the acquisition of Heritage Oaks Bancorp in April 2017. At June 30, 2021, the carrying value of these debentures was $4.2 million, which reflects purchase accounting fair value adjustments of $1.1 million. Interest is payable quarterly at three-month LIBOR plus 1.72% per annum, for an effective rate of 1.92% per annum as of June 30, 2021. The junior subordinated debt securities were subsequently redeemed by the Company on July 1, 2021. See Note 17 — Subsequent Events to the consolidated financial statements in this Form 10-Q.
•$5.2 million of floating rate junior subordinated debt due July 7, 2036, associated Santa Lucia Bancorp (CA) Capital Trust and assumed in connection with the acquisition of Heritage Oaks Bancorp in April 2017. At June 30, 2021, the carrying value of this debt was $4.0 million, which reflects purchase accounting fair value adjustments $1.1 million. Interest is payable quarterly at three-month LIBOR plus 1.48% per annum, for an effective rate of 1.66% per annum as of June 30, 2021. The junior subordinated debt securities were subsequently redeemed by the Company on July 7, 2021. See Note 17 — Subsequent Events to the consolidated financial statements in this Form 10-Q.

For additional information about the subordinated notes, subordinated debentures, and trust preferred securities, see Note 9 — Subordinated Debentures to the consolidated financial statements in this Form 10-Q.

The following table sets forth certain information regarding the Company’s borrowed funds at the dates indicated:

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB advances	$—	—%	$31,000	1.53%
Subordinated debentures	476,622	5.29	501,511	5.38
Total borrowings	$476,622	5.29%	$532,511	5.16%

Weighted average cost of borrowings during the quarter	5.35%		5.12%
Borrowings as a percent of total assets	2.3		2.7

Stockholders’ Equity.  Total stockholders’ equity was $2.81 billion as of June 30, 2021, a $66.8 million increase from $2.75 billion at December 31, 2020. The current year increase in stockholders’ equity was primarily due to $165.0 million net income, partially offset by $59.5 million in cash dividends, $33.8 million in comprehensive loss, and $6.9 million in repurchase of common stock during the six months ended June 30, 2021.

Our book value per share increased to $29.72 at June 30, 2021 from $29.07 at December 31, 2020. At June 30, 2021, the Company’s tangible common equity to tangible assets ratio was 9.38%, a decrease from 9.40% at December 31, 2020.

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

In addition to the interest payments on loans and investments as well as fees collected on the services we provide, our primary sources of funds generated during the first six months of 2021 were from:

•Principal payments on loans held for investment of $1.37 billion;
•Deposit growth of $800.9 million;
•Proceeds of $464.7 million from the sale or maturity of securities available-for-sale; and
•Principal payments on securities of $278.3 million.

We used these funds to:

•Originate loans held for investment of $1.88 billion;
•Purchase available-for-sale securities of $1.33 billion;
•Purchase bank-owned life insurance of $150.0 million;
•Return capital to shareholders through $59.5 million in dividends;
•Decrease FHLB borrowing of $31.0 million;
•Originate loans held for sale of $20.3 million;
•Redeem junior subordinated debt securities of $25.0 million; and
•Repurchase some of the Company’s common stock at a total cost of $6.9 million.

Our most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on our operating, lending, and investing activities during any given period. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. At June 30, 2021, cash and cash equivalents totaled $631.9 million, and the market value of our investment securities available-for-sale totaled $4.49 billion. If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve Board’s lending programs, as well as loan and investment securities sales. As of June 30, 2021, the maximum amount we could borrow through the FHLB was $8.07 billion, of which $5.66 billion was remaining available for borrowing based on collateral pledged of $8.28 billion in real estate loans. At June 30, 2021, we did not utilize any FHLB borrowings. At June 30, 2021, we also had a $20.8 million line with the FRB discount window secured by investments securities as well as unsecured lines of credit aggregating to $340.0 million with other financial institutions from which to draw funds. As of June 30, 2021, our liquidity ratio was 29.0%, which is above the Company’s minimum policy requirement of 10.0%. The Company regularly monitors liquidity, models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

To the extent that 2021 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit, or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 15% of total deposits or 12% of total assets, as a secondary source for funding. At June 30, 2021, we had $5.6 million in brokered money market deposits which constituted 0.03% of total deposits and 0.03% of total assets at that date.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations. During the six months ended June 30, 2021, the Bank paid $59.3 million in dividends to the Corporation.

The Corporation maintains a line of credit with US Bank with availability of $15.0 million that will expire on September 28, 2021. The Corporation anticipates renewing the line of credit upon expiration. This line of credit provides an additional source of liquidity at the Corporation level and had no outstanding balance at June 30, 2021.

During the second quarters of 2021, the Company redeemed the subordinated notes totaling $25.0 million that the Company assumed as part of the acquisition of Plaza Bancorp, Inc. in 2017. Prior to redemption, such subordinated notes carried a fixed interest rate of 7.125% and were scheduled to mature on June 26, 2025. These subordinated notes were called at 103% of the principal amount of the notes, plus accrued and unpaid interest, for an aggregate amount of $25.8 million. See Note 9 - Subordinated Debentures for additional information.

During the first and second quarters of 2021, the Corporation declared a quarterly dividend payment of $0.30 and $0.33 per share, respectively. On July 23, 2021, the Company's Board of Directors declared a $0.33 per share dividend, payable on August 13, 2021 to stockholders of record as of August 6, 2021.The Corporation’s Board of Directors periodically reviews whether to declare or pay cash dividends, taking into account, among other things, general business conditions, the Company’s financial results, future prospects, capital requirements, legal and regulatory restrictions, and such other factors as the Corporation’s Board of Directors may deem relevant.

On January 11, 2021, the Company’s Board of Directors approved a new stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock, representing approximately 5% of the Company’s issued and outstanding shares of common stock and approximately $150 million of common stock as of December 31, 2020 based on the closing price of the Company’s common stock on December 31, 2020. During the first quarter of 2021, the Company purchased 199,674 shares for a total of $6.9 million, or $34.51 per share, under this stock repurchase program. During the second quarter of 2021, the Company did not repurchase any shares of common stock. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	June 30, 2021
(Dollars in thousands)	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Contractual obligations
Subordinated debentures	—	—	59,611	417,011	476,622
Certificates of deposit	1,114,334	71,289	9,335	64,740	1,259,698
Operating leases	20,124	37,523	23,887	12,116	93,650
Total contractual cash obligations	$1,134,458	$108,812	$92,833	$493,867	$1,829,970

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed. Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. As of June 30, 2021, we had commitments to extend credit on existing lines and letters of credit of $2.35 billion, compared to $1.95 billion at December 31, 2020.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	June 30, 2021
(Dollars in thousands)	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Other unused commitments
Commercial and industrial	$958,150	$615,811	$100,847	$75,870	$1,750,678
Construction	51,340	241,610	24,706	—	317,656
Agribusiness and farmland	25,862	14,254	3	1,489	41,608
Home equity lines of credit	7,060	6,028	3,003	51,199	67,290
Standby letters of credit	47,604	—	—	—	47,604
All other	66,488	23,480	2,358	28,202	120,528
Total commitments	$1,156,504	$901,183	$130,917	$156,760	$2,345,364

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

Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. The capital conservation buffer fully phased in at 2.50% by January 1, 2019. At June 30, 2021, the Company and Bank are in compliance with the capital conservation buffer requirement and exceeded the minimum common equity Tier 1, Tier 1, and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.00%, 8.50%, and 10.50%, respectively, and the Bank qualified as “well-capitalized” for purposes of the federal bank regulatory prompt corrective action regulations.

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

For regulatory capital purposes, the Corporation’s trust preferred securities are included in Tier 2 capital at June 30, 2021. Provisions of the Dodd-Frank Act require that if a depository institution holding company exceeds $15 billion due to an acquisition, then trust preferred securities are to be excluded from Tier 1 capital beginning in the period in which the transaction occurred. The Corporation’s acquisition of Opus resulted in total consolidated assets exceeding $15 billion; accordingly, trust preferred securities are now excluded from the Corporation’s Tier 1 capital and included as Tier 2 capital. The Corporation and the Bank also have subordinated debt that qualifies as Tier 2 capital. See Note 9 - Subordinated Debentures for additional information.

As defined in applicable regulations and set forth in the table below, the Corporation and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the “well capitalized” standards and the required conservation buffer at the dates indicated:

	Actual	Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer	Minimum Required For Well Capitalized Requirement
June 30, 2021
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	9.83%	4.00%	N/A
Common equity tier 1 capital ratio	11.89%	7.00%	N/A
Tier 1 capital ratio	11.89%	8.50%	N/A
Total capital ratio	15.61%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	11.31%	4.00%	5.00%
Common equity tier 1 capital ratio	13.67%	7.00%	6.50%
Tier 1 capital ratio	13.67%	8.50%	8.00%
Total capital ratio	15.44%	10.50%	10.00%

	Actual	Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer	Minimum Required For Well Capitalized Requirement
December 31, 2020
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	9.47%	4.00%	N/A
Common equity tier 1 capital ratio	12.04%	7.00%	N/A
Tier 1 capital ratio	12.04%	8.50%	N/A
Total capital ratio	16.31%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	10.89%	4.00%	5.00%
Common equity tier 1 capital ratio	13.84%	7.00%	6.50%
Tier 1 capital ratio	13.84%	8.50%	8.00%
Total capital ratio	15.89%	10.50%	10.00%

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

The following table shows the projected NII and net interest margin of the Company at June 30, 2021 and December 31, 2020, assuming instantaneous parallel interest rate shifts in the first month of the following quarter:

June 30, 2021
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
200	672,230	5,952	0.9	3.58
100	669,336	3,058	0.5	3.56
Static	666,278	—	—	3.55
-100	647,878	(18,400)	(2.8)	3.45
-200	628,081	(38,197)	(5.7)	3.34

December 31, 2020
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
200	678,071	4,892	0.7	3.66
100	673,368	189	—	3.64
Static	673,179	—	—	3.64
-100	657,184	(15,995)	(2.4)	3.55
-200	646,912	(26,267)	(3.9)	3.49

The following table shows the EVE and projected change in the EVE of the Company at June 30, 2021 and December 31, 2020, assuming instantaneous parallel interest rate shifts in the first month of the following quarter:

June 30, 2021
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
200	3,081,405	121,324	4.1	16.90
100	3,044,123	84,042	2.8	16.16
Static	2,960,081	—	—	15.20
-100	2,766,235	(193,846)	(6.5)	13.74
-200	2,368,412	(591,670)	(20.0)	11.40

December 31, 2020
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
200	2,803,543	85,252	3.1	15.57
100	2,774,537	56,246	2.1	14.91
Static	2,718,291	—	—	14.12
-100	2,535,779	(182,512)	(6.7)	12.73
-200	2,150,082	(568,209)	(20.9)	10.46

Based on the modeling of the impact on earnings and EVE from changes in interest rates, the Company’s sensitivity to changes in interest rates is low for rising rates. Both the Earnings at Risk and the EVE increase as rates rise. It is important to note the above tables are forecasts based on several assumptions and that actual results may vary. The forecasts are based on estimates of historical behavior and assumptions by management that may change over time and may turn out to be different. Factors affecting these estimates and assumptions include, but are not limited to (1) competitor behavior, (2) economic conditions both locally and nationally, (3) actions taken by the Federal Reserve Board, (4) customer behavior, and (5) management’s responses to the foregoing. Changes that vary significantly from the assumptions and estimates may have significant effects on the Company’s earnings and EVE.

The Company has minimal direct market risk from foreign exchange and no exposure from commodities.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 11, 2021, the Company’s Board of Directors approved a new stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock. The stock repurchase program may be limited or terminated at any time without notice. During the first quarter of 2021, the Company purchased 199,674 shares for a total of $6.9 million, or $34.51 per share, under this stock repurchase program. During the second quarter of 2021, the Company did not repurchase any shares of common stock.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the second quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 to April 30, 2021	—	$—	—	4,525,326
May 1, 2021 to May 31, 2021	—	—	—	4,525,326
June 1, 2021 to June 30, 2021	—	—	—	4,525,326
Total	—		—
Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit 2.1	Agreement and Plan of Reorganization, dated as of January 31, 2020 by and between Pacific Premier Bancorp, Inc., Pacific Premier Bank and Opus Bank (1)
Exhibit 3.1	Second Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
Exhibit 3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (2)
Exhibit 4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (3)
Exhibit 4.2	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the SEC upon request.
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page of Pacific Premier Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (contained in Exhibit 101)

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

PACIFIC PREMIER BANCORP, INC.,

Date:	August 6, 2021	By:	/s/ Steven R. Gardner
Steven R. Gardner
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2021	By:	/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)