Form 10-Q
period 2021-09-30
PACIFIC PREMIER BANCORP INC
filed 2021-11-05
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act).

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
The number of shares outstanding of the registrant’s common stock as of October 29, 2021 was 94,355,063.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except par value and share data)	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$160,276	$135,429
Interest-bearing deposits with financial institutions	162,044	745,337
Cash and cash equivalents	322,320	880,766
Interest-bearing time deposits with financial institutions	2,708	2,845
Investments held-to-maturity, at amortized cost, net of allowance for credit losses of $11 and $0 (fair value of $169,154 and $25,013) at September 30, 2021 and December 31, 2020, respectively	170,576	23,732
Investment securities available-for-sale, at fair value	4,709,815	3,931,115
FHLB, FRB, and other stock, at cost	118,399	117,055
Loans held for sale, at lower of cost or fair value	8,100	601
Loans held for investment	13,982,861	13,236,433
Allowance for credit losses	(211,481)	(268,018)
Loans held for investment, net	13,771,380	12,968,415
Accrued interest receivable	63,228	74,574
Premises and equipment	72,850	78,884
Deferred income taxes, net	83,432	89,056
Bank-owned life insurance	447,135	292,564
Intangible assets	73,451	85,507
Goodwill	901,312	898,569
Other assets	260,505	292,861
Total assets	$21,005,211	$19,736,544
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$6,841,495	$6,011,106
Interest-bearing:
Checking	3,477,902	2,913,260
Money market/savings	6,037,532	5,662,969
Retail certificates of deposit	1,113,070	1,471,512
Wholesale/brokered certificates of deposit	—	155,330
Total interest-bearing	10,628,504	10,203,071
Total deposits	17,469,999	16,214,177
FHLB advances and other borrowings	150,000	31,000
Subordinated debentures	330,408	501,511
Accrued expenses and other liabilities	216,688	243,207
Total liabilities	18,167,095	16,989,895
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at September 30, 2021 and December 31, 2020; 94,354,211 shares and 94,483,136 shares issued and outstanding, respectively.	929	931
Additional paid-in capital	2,347,626	2,354,871
Retained earnings	488,385	330,555
Accumulated other comprehensive income	1,176	60,292
Total stockholders’ equity	2,838,116	2,746,649
Total liabilities and stockholders’ equity	$21,005,211	$19,736,544

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands, except share data)	2021	2021	2020	2021	2020
INTEREST INCOME
Loans	$157,025	$152,365	$167,455	$464,615	$414,059
Investment securities and other interest-earning assets	19,022	18,327	14,536	55,118	35,843
Total interest income	176,047	170,692	181,991	519,733	449,902
INTEREST EXPENSE
Deposits	2,432	3,265	8,509	10,123	28,651
FHLB advances and other borrowings	1	—	113	66	1,411
Subordinated debentures	4,545	6,493	6,823	17,889	13,827
Total interest expense	6,978	9,758	15,445	28,078	43,889
Net interest income before provision for credit losses	169,069	160,934	166,546	491,655	406,013
Provision for credit losses	(19,726)	(38,476)	4,210	(56,228)	190,299
Net interest income after provision for credit losses	188,795	199,410	162,336	547,883	215,714
NONINTEREST INCOME
Loan servicing income	536	622	481	1,616	1,395
Service charges on deposit accounts	2,375	2,222	1,593	6,629	4,707
Other service fee income	350	352	487	1,175	1,095
Debit card interchange fee income	834	1,099	944	2,720	1,749
Earnings on bank-owned life insurance	3,266	2,279	2,270	7,778	4,920
Net gain from sales of loans	1,187	1,546	9,542	3,094	8,281
Net gain from sales of investment securities	4,190	5,085	1,141	13,321	8,880
Trust custodial account fees	11,446	7,897	6,960	26,565	9,357
Escrow and exchange fees	1,867	1,672	1,142	5,065	1,407
Other income	4,049	3,955	2,198	12,606	6,340
Total noninterest income	30,100	26,729	26,758	80,569	48,131
NONINTEREST EXPENSE
Compensation and benefits	53,592	53,474	51,021	159,614	128,408
Premises and occupancy	12,611	12,240	12,373	36,831	30,028
Data processing	6,296	5,765	6,783	17,889	14,501
Other real estate owned operations, net	—	—	(17)	—	6
FDIC insurance premiums	1,392	1,312	1,145	3,885	2,358
Legal and professional services	4,563	4,186	5,108	12,684	11,328
Marketing expense	2,008	1,490	1,718	5,096	4,449
Office expense	1,076	1,589	2,389	4,494	5,025
Loan expense	1,332	1,165	802	3,612	2,447
Deposit expense	3,974	3,985	4,728	11,818	14,674
Merger-related expense	—	—	2,988	5	44,058
Amortization of intangible assets	3,912	4,001	4,538	12,056	12,567
Other expense	5,284	5,289	5,003	15,041	11,331
Total noninterest expense	96,040	94,496	98,579	283,025	281,180
Net income (loss) before income taxes	122,855	131,643	90,515	345,427	(17,335)
Income tax expense (benefit)	32,767	35,341	23,949	90,369	(10,550)
Net income (loss)	$90,088	$96,302	$66,566	$255,058	$(6,785)
EARNINGS (LOSS) PER SHARE
Basic	$0.95	$1.02	$0.71	$2.70	$(0.10)
Diluted	0.95	1.01	0.70	2.68	(0.10)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	93,549,639	93,635,392	93,529,967	93,571,468	74,391,688
Diluted	94,060,724	94,218,028	93,719,167	94,090,407	74,391,688
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2021	2021	2020	2021	2020
Net income (loss)	$90,088	$96,302	$66,566	$255,058	$(6,785)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities available-for-sale arising during the period, net of income taxes (1)	(20,138)	45,343	(11,747)	(47,387)	30,473
Reclassification adjustment for net (gain) on sales of securities included in net income, net of income taxes (2)	(2,991)	(3,630)	(814)	(9,510)	(6,333)
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of income taxes (3)	(2,277)	—	—	(2,277)	—
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of income taxes (4)	58	—	—	58	—
Other comprehensive (loss) income, net of tax	(25,348)	41,713	(12,561)	(59,116)	24,140
Comprehensive income, net of tax	$64,740	$138,015	$54,005	$195,942	$17,355
______________________________
(1) Income tax (benefit) expense of the unrealized (loss) gain on securities was $(8.1) million, $18.2 million, and $(4.7) million for the three months ended September 30, 2021, June 30, 2021, and September 30, 2020, respectively, and $(19.0) million and $12.3 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.
(2) Income tax expense on the reclassification adjustment for net (gain) on sales of securities included in net income was $1.2 million, $1.5 million, and $327,000 for the three months ended September 30, 2021, June 30, 2021, and September 30, 2020, respectively, and $3.8 million and $2.5 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.
(3) Income tax (benefit) on the unrealized loss on securities transferred from available-for-sale to held-to maturity was $(913,000) for the three and nine months ended September 30, 2021.
(4) Income tax expense on the amortization of unrealized (loss) on securities transferred from available-for-sale to held-to maturity included in net income was $24,000 for the three and nine months ended September 30, 2021.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)

(Dollars in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2020	94,483,136	$931	$2,354,871	$330,555	$60,292	$2,746,649
Net income	—	—	—	255,058	—	255,058
Other comprehensive loss	—	—	—	—	(59,116)	(59,116)
Repurchase and retirement of common stock	(479,944)	(5)	(11,942)	(6,120)	—	(18,067)
Cash dividends declared ($0.96 per common share)	—	—	—	(90,747)	—	(90,747)
Dividend equivalents declared ($0.96 per restricted stock unit)	—	—	361	(361)	—	—
Share-based compensation expense	—	—	9,911	—	—	9,911
Issuance of restricted stock, net	450,549	3	(3)	—	—	—
Restricted stock surrendered and canceled	(149,782)	—	(6,354)	—	—	(6,354)
Exercise of stock options	50,252	—	782	—	—	782
Balance at September 30, 2021	94,354,211	$929	$2,347,626	$488,385	$1,176	$2,838,116

Balance at June 30, 2021	94,656,575	$931	$2,352,112	$433,852	$26,524	$2,813,419
Net income	—	—	—	90,088	—	90,088
Other comprehensive loss	—	—	—	—	(25,348)	(25,348)
Repurchase and retirement of common stock	(280,270)	(3)	(6,965)	(4,202)	—	(11,170)
Cash dividends declared ($0.33 per common share)	—	—	—	(31,226)	—	(31,226)
Dividend equivalents declared ($0.33 per restricted stock unit)	—	—	127	(127)	—	—
Share-based compensation expense	—	—	3,349	—	—	3,349
Issuance of restricted stock, net	14,592	1	(1)	—	—	—
Restricted stock surrendered and canceled	(39,755)	—	(1,046)	—	—	(1,046)
Exercise of stock options	3,069	—	50	—	—	50
Balance at September 30, 2021	94,354,211	$929	$2,347,626	$488,385	$1,176	$2,838,116

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2020
(Unaudited)

(Dollars in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2019	59,506,057	$586	$1,594,434	$396,051	$21,523	$2,012,594
Net loss	—	—	—	(6,785)	—	(6,785)
Other comprehensive income	—	—	—	—	24,140	24,140
Cash dividends declared ($0.75 per common share)	—	—	—	(53,464)	—	(53,464)
Dividend equivalents declared ($0.75 per restricted stock unit)	—	—	217	(217)	—	—
Share-based compensation expense	—	—	7,747	—	—	7,747
Issuance of restricted stock, net	493,411	—	—	—	—	—
Issuance of common stock - acquisition	34,407,403	344	749,259	—	—	749,603
Restricted stock surrendered and canceled	(102,486)	—	(1,372)	—	—	(1,372)
Exercise of stock options	71,136	—	1,247	—	—	1,247
Cumulative effect of the change in accounting principle (1)	—	—	—	(45,625)	—	(45,625)
Balance at September 30, 2020	94,375,521	$930	$2,351,532	$289,960	$45,663	$2,688,085

Balance at June 30, 2020	94,350,902	$930	$2,348,415	$247,078	$58,224	$2,654,647
Net income	—	—	—	66,566	—	66,566
Other comprehensive loss	—	—	—	—	(12,561)	(12,561)
Cash dividends declared ($0.25 per common share)	—	—	—	(23,590)	—	(23,590)
Dividend equivalents declared ($0.25 per restricted stock unit)	—	—	94	(94)	—	—
Share-based compensation expense	—	—	2,899	—	—	2,899
Issuance of restricted stock, net	19,902	—	—	—	—	—
Restricted stock surrendered and canceled	(8,180)	—	(99)	—		(99)
Exercise of stock options	12,897	—	223	—		223
Balance at September 30, 2020	94,375,521	$930	$2,351,532	$289,960	$45,663	$2,688,085

______________________________
(1) Related to the adoption of Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$255,058	$(6,785)
Adjustments to net income:
Depreciation and amortization expense	12,147	9,186
Provision for credit losses	(56,228)	190,299
Share-based compensation expense	9,911	7,747
Loss on sales and disposals of premises and equipment	179	255
Loss on sales of or write downs of other real estate owned	—	42
Net amortization on securities	17,078	9,417
Net (accretion) of discounts/premiums for acquired loans and deferred loan fees/costs	(31,955)	(28,317)
Gain on sales of investment securities available-for-sale	(13,321)	(8,880)
Loss on debt extinguishment	180	—
Originations of loans held for sale	(34,902)	(12,217)
Proceeds from the sales of and principal payments from loans held for sale	29,973	14,201
Gain on sales of loans	(3,094)	(8,281)
Deferred income tax expense (benefit)	29,111	(52,471)
Change in accrued expenses and other liabilities, net	(17,404)	19,770
Income from bank-owned life insurance, net	(6,071)	(3,849)
Amortization of intangible assets	12,056	12,567
Change in accrued interest receivable and other assets, net	53,953	28,426
Net cash provided by operating activities	256,671	171,110
Cash flows from investing activities:
Net decrease in interest-bearing time deposits with financial institutions	137	—
Proceeds from sales of other real estate owned	—	273
Loan originations and payments, net	(719,657)	(111,334)
Proceeds from loans held for sale previously classified as portfolio loans	1,530	1,283,214
Purchase of loans held for investment	—	(66,470)
Proceeds from prepayments and maturities of securities held-to-maturity	7,509	9,782
Purchase of securities available-for-sale	(2,079,198)	(2,057,690)
Proceeds from prepayments and maturities of securities available-for-sale	429,235	149,720
Proceeds from sales of securities available-for-sale	630,437	558,899
Proceeds from the sales of premises and equipment	26	42
Proceeds from surrender of bank-owned life insurance	1,400	17,799
Purchase of bank-owned life insurance	(150,000)	—
Purchase of premises and equipment	(6,318)	(8,687)
Change in FHLB, FRB, and other stock, at cost	3	(22,584)
Funding of CRA investments, net	(19,001)	(9,025)
Change in cash acquired in acquisitions, net	—	937,100
Net cash (used in) provided by investing activities	(1,903,897)	681,039
Cash flows from financing activities:
Net increase in deposit accounts	1,255,822	516,308
Net change in short-term borrowings	140,000	(681,000)
Repayment of long-term FHLB borrowings	(21,503)	(5,000)
Proceeds from issuance of subordinated debt, net	—	147,359
Redemption of subordinated debentures	(171,153)	—
Cash dividends paid	(90,747)	(53,464)
Repurchase and retirement of common stock	(18,067)	—
Proceeds from exercise of stock options	782	1,247
Restricted stock surrendered and canceled	(6,354)	(1,372)
Net cash provided by (used in) financing activities	1,088,780	(75,922)
Net (decrease) increase in cash and cash equivalents	(558,446)	776,227
Cash and cash equivalents, beginning of period	880,766	326,850
Cash and cash equivalents, end of period	$322,320	$1,103,077

Supplemental cash flow disclosures:
Interest paid	$29,745	$43,188
Income taxes paid	56,472	26,151
Noncash investing activities during the period:
Transfers from portfolio loans to loans held for sale	1,006	1,276,277
Transfers from loans to other real estate owned	—	208
Transfers of investment securities from available-for-sale to held-to-maturity	154,456	—
Recognition of operating lease right-of-use assets	(3,812)	(11,118)
Recognition of operating lease liabilities	3,812	11,118
Due on unsettled security purchases	—	(20,000)
Acquisitions (See Note 4):
Fair value of stock and equity award consideration	—	749,603
Cash consideration	—	2
Fair value of assets acquired	—	8,102,281
Liabilities assumed	—	7,352,676
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements reflect all normal recurring adjustments and accruals that are necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods presented. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2021. Certain items in the prior year financial statements were reclassified to conform to the current year presentation. Reclassification had no effect on prior year net income or stockholders’ equity.

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

An entity may elect to apply the amendments in this Update to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company has not entered into any hedging related transactions that reference LIBOR or another reference rate that is expected to be discontinued, and as such, the amendments included in this Update have not had an impact on the Company’s consolidated financial statements.

The Company has created a cross-functional working group to manage the transition away from LIBOR. This working group is comprised of senior leadership and staff from functional areas that include: finance, treasury, lending, loan servicing, enterprise risk management, information technology, legal, and other internal stakeholders integral to the Bank’s transition away from LIBOR. The working group monitors developments related to transition and uncertainty surrounding reference rate reform and guides the Bank’s response. The working group is currently assessing the population of financial instruments that reference LIBOR, confirming our loan documents that reference LIBOR have been appropriately amended, ensuring that our internal systems are prepared for the transition, and managing the transition process with our customers. While the Company has not yet selected a preferred reference rate as an alternative to LIBOR, currently, new loan originations are primarily being made with the use of the Constant Maturity Treasury (“CMT”) Index. The Company may also consider the use of other alternative reference rates based on the individual needs of its customers as well as the types of credit being extended.

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

Goodwill and Other Intangible Assets. Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized, but are tested for impairment at least annually or more frequently if events and circumstances lead management to believe the value of goodwill may be impaired. Impairment testing is performed at the reporting unit level, which is considered the Company level as management has identified the Company is its sole reporting unit as of September 30, 2021. Management’s assessment of goodwill is performed in accordance with ASC 350-20 - Intangibles - Goodwill and Other - Goodwill, which allows the Company to first perform a qualitative assessment of goodwill to determine if it is more likely than not the fair value of the Company’s equity is below its carrying value. However, GAAP also allows the Company, at its option, to unconditionally forego the qualitative assessment and proceed directly to a quantitative assessment. When performing a qualitative assessment of goodwill, should the results of such analysis indicate it is more likely than not the fair value of the Company’s equity is below its carrying value, the Company then performs the quantitative assessment of goodwill to determine the fair value of the reporting unit and compares it to its carrying value. If the fair value of the reporting unit is below its carrying value, the Company would then recognize the amount of impairment as the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the total amount of goodwill allocated to the reporting unit. Impairment losses are recorded as a charge to noninterest expense.

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

Liabilities to make lease payments and right-of-use assets are determined based on the total contractual base rents for each lease, discounted at the rate implicit in the lease or at the Company’s estimated incremental borrowing rate if the rate is not implicit in the lease. The Company measures future base rents based on the minimum payments specified in the lease agreement, giving consideration for periodic contractual rent increases which are based on an escalation rate or a specified index. When future rent payments are based on an index, the Company uses the index rate observed at the time of lease commencement to measure future lease payments. Liabilities to make lease payments are accounted for using the interest method, which are reduced by periodic rent payments, net of interest accretion. Right-of-use assets for finance leases are amortized on a straight-line basis over the term of the lease, while right-of-use assets for operating leases are amortized over the term of the lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion on the related liability to make lease payments. Expense recognition for finance leases is representative of the sum of periodic amortization of the associated right-of-use asset as well as the periodic interest accretion on the liability to make lease payments. Expense recognition for operating leases is recorded on a straight-line basis. As of September 30, 2021, all of the Company’s leases were classified as either operating leases or short-term leases.

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

Transfers of debt securities from available-for-sale classification to held-to-maturity classification are made at fair value. Any associated unrealized gains or losses on such securities become part of the security’s amortized cost at the time of transfer and are subsequently amortized or accreted into interest income over the remaining life of the security using the interest method. In addition, the related unrealized gains and losses included in accumulated other comprehensive income at the time a security is transferred are also subsequently amortized or accreted into interest income over the remaining life of the security using the interest method.

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

Allowance for Credit Losses (“ACL”) on Investment Securities. The ACL on investment securities is determined for both the held-to-maturity and available-for-sale classifications of the investment portfolio in accordance with ASC 326. The ACL for held-to-maturity investment securities is recorded at the time of purchase or acquisition, representing the Company’s best estimate of current expected credit losses (“CECL”) as of the date for the consolidated statements of financial condition. The ACL for held-to-maturity investment securities is determined on a collective basis, based on shared risk characteristics, and is determined at the individual security level when the Company deems a security to no longer possess shared risk characteristics. For investment securities where the Company has reason to believe the credit loss exposure is remote, such as those guaranteed by the U.S. government or other government enterprises, a zero credit loss assumption is applied. For available-for-sale investment securities, the Company performs a quarterly qualitative evaluation of securities in an unrealized loss position to determine if, for those investments in an unrealized loss position, the decline in fair value is credit related or non-credit related. In determining whether a security’s decline in fair value is credit related, the Company considers a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer, (iii) downgrades in credit ratings, (iv) payment structure of the security, (v) the ability of the issuer of the security to make scheduled principal and interest payments, and (vi) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads. If it is determined that the unrealized loss can be attributed to credit loss, the Company records the amount of credit loss through a charge to provision for credit losses in current period earnings. However, the amount of credit loss recorded in current period earnings is limited to the amount of the total unrealized loss on the security, which is measured as the amount by which the security’s fair value is below its amortized cost. If it is likely the Company will be required to sell the security in an unrealized loss position, the total amount of the loss is recognized in current period earnings. Unrealized losses deemed non-credit related are recorded, net of tax, through accumulated other comprehensive income.

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

At September 30, 2021, the Company had the following segments and classes of loans:

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

Retail Loans:

•One-to-four family - Although we do not originate first lien single family loans, we have acquired them through bank acquisitions. The primary risks of one-to-four family loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral, and significant increases in interest rates, which may make loans unprofitable to the borrower.

•Consumer loans - In addition to consumer loans acquired through our various bank acquisitions, we originate a limited number of consumer loans, generally to banking clients, which consist primarily of home equity lines of credit, savings account secured loans, and auto loans. Repayment of these loans is dependent on the borrower’s ability to pay and the fair value of the underlying collateral.

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

The CARES Act, signed into law on March 27, 2020, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Consolidated Appropriations Act (“CAA”), signed into law on December 27, 2020, extends the applicable period to include modification to loans held by financial institutions executed between March 1, 2020 and the earlier of (i) January 1, 2022, or (ii) 60 days after the date of termination of the COVID-19 national emergency. The Company has elected to apply this guidance to certain qualifying loan modifications. For such modifications, which are in the form of payment deferrals, the delinquency status will not advance, and loans that were accruing at the time that the relief was provided will generally not be placed on nonaccrual status during the deferral period. Interest income will continue to be recognized over the contractual life of the loan. However, the Company, through its credit portfolio management activities, continues to monitor facts and circumstances associated with the underlying credit quality of the loans modified under the provisions of the CARES Act in an effort to identify any loans where the accrual of interest during the modification period is no longer appropriate. In such cases, the Company ceases the accrual of interest and all previously accrued and uncollected interest is promptly reversed against the current period interest income. For additional information, see Note 6 - Loans Held for Investment.

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

Derivatives as Part of Designated Accounting Hedges. The Company applies hedge accounting to certain derivative instruments used for risk management purposes, primarily interest rate risk. To qualify for hedge accounting, a derivative instrument must be highly effective at reducing the risk associated with the hedged exposure, and the hedging relationship must be formally documented at its inception. The Company uses regression analysis to assess the effectiveness of each hedging relationship, unless the hedge qualifies for other methods of assessing effectiveness (e.g., shortcut or critical terms match), both at inception and throughout the life of the hedge transaction.

The Company currently has derivative instruments designated as part of fair value hedges for accounting purposes. These derivatives consist of pay-fixed, receive-floating interest rate swaps, and were entered into to hedge changes in the fair value of fixed-rate assets for specific risks, such as interest rate risk resulting from changes in a benchmark interest rate. In a qualifying fair value hedge, the Company records periodic changes in the fair value of the derivative instrument in current period earnings. Simultaneously, periodic changes in the fair value of the hedged risk are also recorded in current period earnings. Together, these periodic changes in the fair value of the derivative instrument and the fair value of the hedged risk are included in the same line item of the statements of income associated with the hedged item (i.e. interest income), and largely offset each other. Interest accruals on both the derivative instrument and the hedged item are also recorded in the same line item, which effectively converts the designated fixed-rate assets to floating-rate assets. The Company structures these swaps to match the critical terms of the hedged items (i.e. fixed-rate loans), thereby maximizing the economic and accounting effectiveness of the hedging relationships and resulting in the expectation that the hedging relationship will be highly effective. If a fair value hedging relationship ceases to qualify for hedge accounting, hedge accounting is discontinued and future changes in the fair value of the derivative instrument are recognized in current period earnings, until the derivative is settled with the counterparty. In addition, all remaining basis adjustments resulting from periodic changes in the fair value of the hedged risk, previously recorded to the carrying amount of the hedged item, are now amortized or accreted into interest income using the interest method over the remaining life of the hedged item.

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

The Company incurred $5,000 of expenses in connection with the Opus acquisition during the nine months ended September 30, 2021 compared with $44.1 million during the nine months ended September 30, 2020. Merger-related expenses are included in noninterest expense in the Company's consolidated statements of income.

The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the three and nine months ended September 30, 2020 as if Opus had been acquired on January 1, 2020. This unaudited pro forma information combines the historical results of Opus with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value, cost savings, or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented, and the differences could be significant.

	Three Months Ended	Nine Months Ended
(Dollar in thousands, except per share data)	September 30, 2020	September 30, 2020
Net interest and other income	$193,304	$577,799
Net income (loss)	66,566	(78,570)
Basic earnings (loss) per share	0.71	(0.84)
Diluted earnings (loss) per share	0.70	(0.84)

Note 5 – Investment Securities

The amortized cost and estimated fair value of investment securities available-for-sale were as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Investment securities available-for-sale:
September 30, 2021
U.S. Treasury	$77,803	$1,665	$(126)	$79,342
Agency	531,867	5,252	(7,026)	530,093
Corporate	383,910	5,381	(2,900)	386,391
Municipal bonds	1,237,923	27,585	(9,642)	1,255,866
Collateralized mortgage obligations	665,851	1,109	(4,729)	662,231
Mortgage-backed securities	1,807,758	6,194	(18,060)	1,795,892
Total investment securities available-for-sale	$4,705,112	$47,186	$(42,483)	$4,709,815

December 31, 2020
U.S. Treasury	$30,153	$2,380	$—	$32,533
Agency	666,702	24,292	(608)	690,386
Corporate	412,223	3,591	(506)	415,308
Municipal bonds	1,412,012	37,260	(3,253)	1,446,019
Collateralized mortgage obligations	513,259	819	(712)	513,366
Mortgage-backed securities	812,384	21,662	(543)	833,503
Total investment securities available-for-sale	$3,846,733	$90,004	$(5,622)	$3,931,115

The carrying amount and estimated fair value of investment securities held-to-maturity were as follows:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Gain	Gross Unrecognized Loss	Estimated Fair Value
Investment securities held-to-maturity:
September 30, 2021
Municipal bonds	$154,399	$(11)	$154,388	$—	$(2,225)	$152,163
Mortgage-backed securities	14,656	—	14,656	803	—	15,459
Other	1,532	—	1,532	—	—	1,532
Total investment securities held-to-maturity	$170,587	$(11)	$170,576	$803	$(2,225)	$169,154

December 31, 2020
Mortgage-backed securities	$22,124	$—	$22,124	$1,281	$—	$23,405
Other	1,608	—	1,608	—	—	1,608
Total investment securities held-to-maturity	$23,732	$—	$23,732	$1,281	$—	$25,013

The Company reassesses classification of certain investments as part of the ongoing review of the investment securities portfolio. During the third quarter of 2021, the Company transferred approximately $157.6 million of municipal bonds, which the Company intends and has the ability to hold to maturity, from available-for-sale to held-to-maturity securities. The transfer of these securities was accounted for at fair value. These securities had a net carrying amount of $154.5 million with a pre-tax unrealized loss of $3.2 million, which was reflected as a discount on the date of transfer. This discount, as well as the related unrealized loss in accumulated other comprehensive income, will be amortized into interest income as a yield adjustment over the remaining term of the securities. The amortization of the unrealized loss reported in accumulated other comprehensive income will offset the effect on interest income of the amortization of the discount. No gains or losses were recorded at the time of transfer.
Investment securities with carrying values of $131.8 million and $147.3 million as of September 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits, other borrowings, and for other purposes as required or permitted by law.

At September 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Unrealized Gains and Losses

Unrealized gains and losses on investment securities available-for-sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At September 30, 2021, the Company had accumulated other comprehensive income of $4.7 million, or $3.4 million net of tax, compared to accumulated other comprehensive income of $84.4 million, or $60.3 million net of tax, at December 31, 2020.

For investment securities transferred from available-for-sale to held-to-maturity, the unrealized gains and losses at the date of transfer continue to be reported in stockholders’ equity as accumulated other comprehensive income and are amortized over the remaining lives of the securities with an offsetting entry to interest income as an adjustment of yield. At September 30, 2021, the gross unrealized loss on municipal bonds transferred from available-for-sale to held-to-maturity in accumulated other comprehensive income was $3.1 million, or $2.2 million net of tax.

The table below summarizes the number, fair value, and gross unrealized holding losses of the Company’s investment securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded as of the dates indicated, aggregated by investment category and length of time in a continuous loss position.

	September 30, 2021
	Less than 12 Months			12 Months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
Investment securities available-for-sale:
U.S. Treasury	2	$32,626	$(126)	—	$—	$—	2	$32,626	$(126)
Agency	24	339,270	(5,365)	12	64,991	(1,661)	36	404,261	(7,026)
Corporate	8	88,666	(1,916)	1	20,346	(984)	9	109,012	(2,900)
Municipal bonds	108	651,169	(9,102)	2	11,068	(540)	110	662,237	(9,642)
Collateralized mortgage obligations	30	302,104	(4,297)	5	44,615	(432)	35	346,719	(4,729)
Mortgage-backed securities.	113	1,570,327	(17,961)	1	7,395	(99)	114	1,577,722	(18,060)
Total investment securities available-for-sale	285	$2,984,162	$(38,767)	21	$148,415	$(3,716)	306	$3,132,577	$(42,483)

	December 31, 2020
	Less than 12 Months			12 Months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
Investment securities available-for-sale:
Agency	4	$74,194	$(307)	9	$10,434	$(301)	13	$84,628	$(608)
Corporate	9	71,226	(506)	—	—	—	9	71,226	(506)
Municipal bonds	56	312,894	(3,253)	—	—	—	56	312,894	(3,253)
Collateralized mortgage obligations	21	215,603	(710)	1	431	(2)	22	216,034	(712)
Mortgage-backed securities	16	139,071	(543)	—	—	—	16	139,071	(543)
Total investment securities available-for-sale	106	$812,988	$(5,319)	10	$10,865	$(303)	116	$823,853	$(5,622)

Allowance for Credit Losses on Investment Securities

The Company reviews individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is deemed credit related or due to other factors such as changes in interest rates and general market conditions. An ACL on available-for-sale investment securities is recorded when the fair value of the investment is below its amortized cost and the decline in fair value has been deemed, through the Company’s qualitative assessment, to be credit related. Non-credit related declines in fair value of available-for-sale investment securities, which may be attributed to changes in interest rates and other market related factors, are not recorded through an ACL. Such declines are recorded as an adjustment to accumulated other comprehensive income, net of tax. In the event the Company is required to sell or has the intent to sell an available-for-sale security that has experienced a decline in fair value below its amortized cost, the Company writes the amortized cost of the security down to fair value in the current period.

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

At September 30, 2021, the Company had an ACL of $11,000 for held-to-maturity investment securities classified as municipal bonds. These securities were transferred from available-for-sale to held-to-maturity during the third quarter of 2021. There was no ACL for held-to-maturity investment securities at December 31, 2020. The Company recognized $11,000 of provision for credit losses for held-to-maturity investment securities during the three months and nine months ended September 30, 2021. There was no provision for credit losses recognized for held-to-maturity investment securities during the three months June 30, 2021, and September 30, 2020, and the nine months ended September 30, 2020.

The Company had no ACL for available-for-sale or investment securities at September 30, 2021 and December 31, 2020. As of September 30, 2021, the Company had not recorded credit losses on certain available-for-sale securities that were in an unrealized loss position due to the high quality of the investments, with investment grade ratings, and many of them are issued by U.S. government agencies. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company performed a qualitative assessment of these investments as of September 30, 2021, and does not believe the declines in fair value are credit related. There was no provision for credit losses recognized for available-for-sale investment securities during the three months ended September 30, 2021, June 30, 2021, or September 30, 2020, and the nine months ended September 30, 2021 and September 30, 2020.

At September 30, 2021 and December 31, 2020, there were no available-for-sale or held-to-maturity securities in nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. At September 30, 2021 and December 31, 2020, there were no securities purchased with deterioration in credit quality since their origination. At September 30, 2021 and December 31, 2020, there were no collateral dependent available-for-sale or held-to-maturity securities.

    The following table summarizes the Company’s investment securities portfolio by Moody’s external rating equivalent and by vintage as of September 30, 2021:

	Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Total
Investment securities available-for-sale at fair value:
U.S. Treasury
Aaa - Aa3	$32,973	$14,634	$—	$21,274	$10,461	$—	$79,342
Agency
Aaa - Aa3	24,393	324,241	44,487	76,415	—	46,390	515,926
Baa1 - Baa3	—	—	—	5,715	—	8,452	14,167
Corporate debt
A1 - A3	79,252	57,799	—	—	17,864	10,029	164,944
Baa1 - Baa3	36,473	100,614	70,704	—	—	13,656	221,447
Municipal bonds
Aaa - Aa3	118,941	725,524	294,323	32,429	50,536	33,264	1,255,017
A1 - A3	—	—	—	—	—	849	849
Collateralized mortgage obligations
Aaa - Aa3	212,687	224,252	86,604	18,523	14,199	105,966	662,231
Mortgage-backed securities
Aaa - Aa3	1,250,191	391,394	101,935	6,891	25,280	20,201	1,795,892
Total investment securities available-for-sale	1,754,910	1,838,458	598,053	161,247	118,340	238,807	4,709,815
Investment securities held-to-maturity at amortized cost:
Municipal bonds
Aaa - Aa3	—	154,399	—	—	—	—	154,399
Mortgage-backed securities
Aaa - Aa3	—	—	—	4,206	3,767	6,683	14,656
Other
Baa1 - Baa3	—	—	—	600	—	932	1,532
Total investment securities held-to-maturity	—	154,399	—	4,806	3,767	7,615	170,587
Total investment securities	$1,754,910	$1,992,857	$598,053	$166,053	$122,107	$246,422	$4,880,402

Realized Gains and Losses

During the three months ended September 30, 2021, June 30, 2021, and September 30, 2020, the Company recognized gross gains on sales of available-for-sale securities in the amount of $4.2 million, $10.0 million, and $1.2 million, respectively. The Company did not recognize any gross losses during the three months ended September 30, 2021. During the three months ended June 30, 2021 and September 30, 2020, the Company recognized gross losses on sales of available-for-sale securities in the amount of $5.0 million and $12,000, respectively. The Company had net proceeds from the sales of available-for-sale securities of $165.8 million, $285.3 million, and $212.5 million during the three months ended September 30, 2021, June 30, 2021, and September 30, 2020, respectively.

During the nine months ended September 30, 2021 and 2020, the Company recognized gross gains on sales of available-for-sale securities in the amount of $18.5 million and $10.4 million, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized gross losses on the sales of available-for sale securities in the amount of $5.1 million and $1.5 million, respectively. The Company had net proceeds from the sales of available-for-sale securities of $630.4 million and $558.9 million during the nine months ended September 30, 2021 and 2020, respectively.

Contractual maturities

The amortized cost and estimated fair value of investment securities at September 30, 2021, by contractual maturity, are shown in the table below.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
U.S. Treasury	$—	$—	$30,126	$31,734	$47,677	$47,608	$—	$—	$77,803	$79,342
Agency	—	—	352,023	353,184	135,567	134,426	44,277	42,483	531,867	530,093
Corporate	10,021	10,029	21,178	21,227	352,711	355,135	—	—	383,910	386,391
Municipal bonds	—	—	3,528	3,731	95,420	96,849	1,138,975	1,155,286	1,237,923	1,255,866
Collateralized mortgage obligations	—	—	41,692	41,631	226,958	223,612	397,201	396,988	665,851	662,231
Mortgage-backed securities	—	—	12,098	12,704	709,280	709,155	1,086,380	1,074,033	1,807,758	1,795,892
Total investment securities available-for-sale	10,021	10,029	460,645	464,211	1,567,613	1,566,785	2,666,833	2,668,790	4,705,112	4,709,815
Investment securities held-to-maturity:
Municipal bonds	—	—	—	—	—	—	154,399	152,163	154,399	152,163
Mortgage-backed securities	—	—	—	—	—	—	14,656	15,459	14,656	15,459
Other	—	—	—	—	—	—	1,532	1,532	1,532	1,532
Total investment securities held-to-maturity	—	—	—	—	—	—	170,587	169,154	170,587	169,154
Total investment securities	$10,021	$10,029	$460,645	$464,211	$1,567,613	$1,566,785	$2,837,420	$2,837,944	$4,875,699	$4,878,969

FHLB, FRB, and Other Stock

The Company’s equity securities primarily consist of FHLB and Federal Reserve Bank of San Francisco (“FRB”) stock, which are considered restricted securities and held as a condition of membership of the FHLB and the Board of Governors of the Federal Reserve System. These equity securities without readily determinable fair values are carried at cost less impairment. At September 30, 2021, the Company had $17.3 million in FHLB stock, $74.5 million in FRB stock, and $26.7 million in other stock, all carried at cost. During the three months ended September 30, 2021, June 30, 2021, and September 30, 2020, the FHLB did not repurchase any of the Company’s excess FHLB stock through its stock repurchase program.

The Company periodically evaluates its investments in FHLB, FRB, and other stock for impairment, including their capital adequacy and overall financial condition. No impairment losses have been recorded through September 30, 2021.

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

The following table presents the composition of the loan portfolio for the periods indicated:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Investor loans secured by real estate
CRE non-owner-occupied	$2,823,065	$2,675,085
Multifamily	5,705,666	5,171,356
Construction and land	292,815	321,993
SBA secured by real estate	49,446	57,331
Total investor loans secured by real estate	8,870,992	8,225,765
Business loans secured by real estate
CRE owner-occupied	2,242,164	2,114,050
Franchise real estate secured	354,481	347,932
SBA secured by real estate	69,937	79,595
Total business loans secured by real estate	2,666,582	2,541,577
Commercial loans
Commercial and industrial	1,888,870	1,768,834
Franchise non-real estate secured	392,950	444,797
SBA non-real estate secured	12,732	15,957
Total commercial loans	2,294,552	2,229,588
Retail loans
Single family residential	144,309	232,574
Consumer	6,426	6,929
Total retail loans	150,735	239,503
Gross loans held for investment (1)	13,982,861	13,236,433
Allowance for credit losses for loans held for investment	(211,481)	(268,018)
Loans held for investment, net	$13,771,380	$12,968,415

Total unfunded loan commitments	$2,504,188	$1,947,250
Loans held for sale, at lower of cost or fair value	$8,100	$601
______________________________
(1) Includes net deferred origination fees of $3.0 million and $2.6 million, and unaccreted fair value net purchase discounts of $85.0 million and $113.8 million as of September 30, 2021 and December 31, 2020, respectively.

Loans Serviced for Others and Loan Securitization

The Company generally retains the servicing rights of the guaranteed portion of SBA loans sold, for which the Company records a servicing asset at fair value within its other assets category. Servicing assets are subsequently measured using the amortization method and amortized to noninterest income. Servicing assets are evaluated for impairment based on the fair value of the assets as compared to carrying amount. At September 30, 2021 and December 31, 2020, the servicing asset totaled $4.1 million and $5.3 million, respectively, and was included in other assets in the Company’s consolidated statement of financial condition. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. At September 30, 2021 and December 31, 2020, the Company determined that no valuation allowance was necessary.

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

To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse Freddie Mac for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date of December 23, 2016. The liability recorded for Company’s exposure to the reimbursement agreement with Freddie Mac was $448,000 as of September 30, 2021 and December 31, 2020.

Loans sold and serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans and participations serviced for others were $590.9 million at September 30, 2021 and $686.0 million at December 31, 2020. Included within the balances were loans transferred through securitization with Freddie Mac of $85.2 million and SBA participations serviced for others of $372.7 million at September 30, 2021, and loans transferred through securitization with Freddie Mac of $99.4 million and SBA participations serviced for others of $421.7 million at December 31, 2020.

Concentration of Credit Risk

As of September 30, 2021, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located predominately in California. The Company’s loan portfolio contains concentrations of credit in multifamily, CRE non-owner-occupied, CRE owner-occupied, and C&I business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and diversifies its loan portfolio through loan originations, purchases, and sales to meet approved concentration levels.

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus and likewise in excess of 15% of the Bank’s unimpaired capital plus surplus for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $838.4 million for secured loans and $503.0 million for unsecured loans at September 30, 2021. In order to manage concentration risk, the Bank maintains a house lending limit well below these statutory maximums. At September 30, 2021, the Bank’s largest aggregate outstanding balance of loans to one borrower was $176.8 million secured by multifamily properties.

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

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as of September 30, 2021:

	Term Loans by Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
September 30, 2021
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$565,605	$268,733	$424,397	$462,395	$219,672	$823,208	$9,599	$—	$2,773,609
Special mention	—	—	16,263	1,943	—	—	—	—	18,206
Substandard	—	—	25,775	—	—	4,950	525	—	31,250
Multifamily
Pass	1,694,447	1,012,346	1,348,563	526,744	501,849	619,628	218	—	5,703,795
Substandard	—	—	—	543	556	772	—	—	1,871
Construction and land
Pass	86,107	125,190	51,733	22,134	3,996	3,607	48	—	292,815
SBA secured by real estate
Pass	130	499	7,373	9,113	12,665	9,722	—	—	39,502
Special mention	—	—	—	962	—	548	—	—	1,510
Substandard	—	—	9	2,353	3,170	2,902	—	—	8,434
Total investor loans secured by real estate	2,346,289	1,406,768	1,874,113	1,026,187	741,908	1,465,337	10,390	—	8,870,992
Business loans secured by real estate
CRE owner-occupied
Pass	635,469	302,683	317,035	221,806	207,923	531,119	3,211	300	2,219,546
Special mention	—	—	6,078	1,741	—	—	—	—	7,819
Substandard	—	—	—	6,109	2,972	5,718	—	—	14,799
Franchise real estate secured
Pass	97,884	43,332	59,772	44,306	66,901	42,286	—	—	354,481
SBA secured by real estate
Pass	3,789	2,368	7,533	10,498	11,230	25,181	1,361	—	61,960
Special mention	—	—	—	—	—	212	—	—	212
Substandard	—	—	—	1,326	3,000	3,439	—	—	7,765
Total loans secured by business real estate	737,142	348,383	390,418	285,786	292,026	607,955	4,572	300	2,666,582

	Term Loans by Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
September 30, 2021
Commercial loans
Commercial and industrial
Pass	260,359	89,545	204,683	139,560	156,915	78,951	906,369	2,059	1,838,441
Special mention	—	—	189	—	—	—	14,629	—	14,818
Substandard	650	1,759	552	2,854	867	1,570	26,619	740	35,611
Franchise non-real estate secured
Pass	118,333	24,954	96,784	65,300	27,683	37,157	—	—	370,211
Substandard	—	—	2,236	4,421	14,903	1,179	—	—	22,739
SBA non-real estate secured
Pass	152	653	1,424	938	3,239	3,567	—	—	9,973
Special mention	—	—	698	117	—	—	—	—	815
Substandard	—	—	78	338	247	617	664	—	1,944
Total commercial loans	379,494	116,911	306,644	213,528	203,854	123,041	948,281	2,799	2,294,552
Retail loans
Single family residential
Pass	20,201	3,518	1,967	1,633	6,954	86,711	23,274	—	144,258
Substandard	—	—	—	—	—	51	—	—	51
Consumer loans
Pass	28	30	57	22	15	2,964	3,268	—	6,384
Substandard	—	—	6	—	—	36	—	—	42
Total retail loans	20,229	3,548	2,030	1,655	6,969	89,762	26,542	—	150,735
Totals gross loans	$3,483,154	$1,875,610	$2,573,205	$1,527,156	$1,244,757	$2,286,095	$989,785	$3,099	$13,982,861

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as of December 31, 2020:

	Term Loans by Vintage
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2020
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$265,901	$541,994	$440,351	$287,580	$279,238	$791,477	$11,114	$—	$2,617,655
Special mention	—	—	6,669	437	2,516	29,738	—	—	39,360
Substandard	—	9,732	2,045	—	516	5,218	559	—	18,070
Multifamily
Pass	1,027,644	1,677,716	899,123	665,939	354,859	531,287	420	—	5,156,988
Special mention	—	1,758	2,630	—	8,649	—	—	—	13,037
Substandard	—	—	—	559	772	—	—	—	1,331
Construction and land
Pass	57,309	144,759	73,313	18,625	20,531	6,672	784	—	321,993
SBA secured by real estate
Pass	—	8,306	9,029	13,418	6,305	7,696	—	—	44,754
Special mention	496	1,032	1,159	1,000	373	306	—	—	4,366
Substandard	—	1,220	2,959	1,091	400	2,541	—	—	8,211
Total investor loans secured by real estate	1,351,350	2,386,517	1,437,278	988,649	674,159	1,374,935	12,877	—	8,225,765
Business loans secured by real estate
CRE owner-occupied
Pass	293,324	409,758	332,672	327,475	225,098	469,704	14,268	246	2,072,545
Special mention	2,190	15,917	3,802	—	4,153	201	—	—	26,263
Substandard	—	—	3,636	4,214	1,169	5,973	250	—	15,242
Franchise real estate secured
Pass	44,413	81,438	66,241	96,999	24,673	27,020	—	—	340,784
Special mention	878	1,650	2,652	—	—	—	—	—	5,180
Substandard	—	—	—	—	1,968	—	—	—	1,968
SBA secured by real estate
Pass	3,253	7,637	12,608	16,058	8,488	23,624	—	—	71,668
Special mention	—	—	1,200	—	137	—	—	—	1,337
Substandard	—	—	184	1,987	1,376	3,043	—	—	6,590
Total loans secured by business real estate	344,058	516,400	422,995	446,733	267,062	529,565	14,518	246	2,541,577

	Term Loans by Vintage
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2020
Commercial loans
Commercial and industrial
Pass	127,082	260,368	159,001	210,163	51,800	82,291	801,752	9,315	1,701,772
Special mention	735	—	2,331	185	1,320	243	17,890	37	22,741
Substandard	—	3,310	2,737	610	1,333	2,446	32,858	1,027	44,321
Franchise non-real estate secured
Pass	27,607	164,025	94,494	46,174	40,829	27,745	1,361	502	402,737
Special mention	—	7,267	2,037	230	480	2,321	—	—	12,335
Substandard	—	6,690	3,706	18,425	700	204	—	—	29,725
SBA non-real estate secured
Pass	407	2,257	1,558	2,674	610	4,449	—	259	12,214
Special mention	—	—	—	1,574	—	—	—	—	1,574
Substandard	—	83	357	282	340	400	707	—	2,169
Total commercial loans	155,831	444,000	266,221	280,317	97,412	120,099	854,568	11,140	2,229,588
Retail loans
Single family residential
Pass	10,794	7,714	13,982	14,039	33,968	124,248	27,172	—	231,917
Substandard	—	—	—	—	—	657	—	—	657
Consumer loans
Pass	52	112	37	25	2	3,145	3,508	—	6,881
Substandard	—	7	—	—	—	41	—	—	48
Total retail loans	10,846	7,833	14,019	14,064	33,970	128,091	30,680	—	239,503
Totals gross loans	$1,862,085	$3,354,750	$2,140,513	$1,729,763	$1,072,603	$2,152,690	$912,643	$11,386	$13,236,433

The following tables stratify loans held for investment by delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+	Total
September 30, 2021
Investor loans secured by real estate
CRE non-owner-occupied	$2,812,797	$—	$—	$10,268	$2,823,065
Multifamily	5,705,666	—	—	—	5,705,666
Construction and land	292,815	—	—	—	292,815
SBA secured by real estate	48,470	—	629	347	49,446
Total investor loans secured by real estate	8,859,748	—	629	10,615	8,870,992
Business loans secured by real estate
CRE owner-occupied	2,237,186	—	—	4,978	2,242,164
Franchise real estate secured	354,481	—	—	—	354,481
SBA secured by real estate	69,496	—	—	441	69,937
Total business loans secured by real estate	2,661,163	—	—	5,419	2,666,582
Commercial loans
Commercial and industrial	1,886,386	654	14	1,816	1,888,870
Franchise non-real estate secured	392,950	—	—	—	392,950
SBA not secured by real estate	11,701	74	293	664	12,732
Total commercial loans	2,291,037	728	307	2,480	2,294,552
Retail loans
Single family residential	144,309	—	—	—	144,309
Consumer loans	6,426	—	—	—	6,426
Total retail loans	150,735	—	—	—	150,735
Totals	$13,962,683	$728	$936	$18,514	$13,982,861

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+	Total Gross Loans
December 31, 2020
Investor loans secured by real estate
CRE non-owner-occupied	$2,674,328	$—	$—	$757	$2,675,085
Multifamily	5,171,355	1	—	—	5,171,356
Construction and land	321,993	—	—	—	321,993
SBA secured by real estate	56,074	—	—	1,257	57,331
Total investor loans secured by real estate	8,223,750	1	—	2,014	8,225,765
Business loans secured by real estate
CRE owner-occupied	2,108,746	—	—	5,304	2,114,050
Franchise real estate secured	347,932	—	—	—	347,932
SBA secured by real estate	78,036	486	—	1,073	79,595
Total business loans secured by real estate	2,534,714	486	—	6,377	2,541,577
Commercial loans
Commercial and industrial	1,765,451	428	57	2,898	1,768,834
Franchise non-real estate secured	444,797	—	—	—	444,797
SBA not secured by real estate	14,912	338	—	707	15,957
Total commercial loans	2,225,160	766	57	3,605	2,229,588
Retail loans
Single family residential	232,559	15	—	—	232,574
Consumer loans	6,928	1	—	—	6,929
Total retail loans	239,487	16	—	—	239,503
Totals	$13,223,111	$1,269	$57	$11,996	$13,236,433

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

As of September 30, 2021, $35.1 million of loans were individually evaluated with $571,000 ACL attributed to such loans. At September 30, 2021, $12.8 million of individually evaluated loans were evaluated using a discounted cash flow approach and $22.3 million of individually evaluated loans were evaluated based on the underlying value of the collateral.

As of December 31, 2020, $29.2 million of loans were individually evaluated, and the ACL attributed to such loans totaled $126,000. At December 31, 2020, $15.2 million of individually evaluated loans were evaluated using a discounted cash flow approach and $14.0 million of individually evaluated loans were evaluated based on the underlying value of the collateral.

The Company had individually evaluated loans on nonaccrual status of $35.1 million and $29.2 million at September 30, 2021 and December 31, 2020, respectively.

Troubled Debt Restructurings

We sometimes modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest-only payments, and, in limited cases, concessions to the outstanding loan balances. These loans are classified as TDRs. TDRs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition or cash flows. A workout plan between us and the borrower is designed to provide a bridge for borrower cash flow shortfalls in the near term. In most cases, the Company initially places TDRs on nonaccrual status, and they may return to accrual status when the loans are brought current, have performed in accordance with the contractual restructured terms for a period of at least six months, and the ultimate collectability of the total contractual restructured principal and interest payments are no longer in doubt. At September 30, 2021, there were $17.6 million loans classified as TDRs, compared with no TDR loans as of December 31, 2020. During the three and nine months ended September 30, 2021, there were six loans totaling $17.6 million modified as TDRs, which are comprised of three CRE owner-occupied loans and one C&I loan totaling $5.2 million belonging to one borrower relationship with the terms modified due to bankruptcy, and two franchise non-real estate secured loans totaling $12.3 million belonging to another borrower relationship with the terms modified for payment deferral. During the three and nine months ended September 30, 2021, the three CRE owner-occupied loans and one C&I loan classified as TDRs were in payment default and all TDRs were on nonaccrual status as of September 30, 2021. During the three and nine months ended September 30, 2020, there were no TDRs that experienced payment defaults after modifications within the previous 12 months.

The CARES Act, signed into law on March 27, 2020, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. On April 7, 2020, federal bank regulators issued a joint interagency statement that allowed lenders to conclude that a borrower is not experiencing financial difficulty if short-term (e.g., six months or less) modifications are made in response to the COVID-19 pandemic, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The CAA, signed into law on December 27, 2020, extended the applicable period to include modification to loans held by financial institutions executed between March 1, 2020 and the earlier of (i) January 1, 2022, or (ii) 60 days after the date of termination of the COVID-19 national emergency.

For COVID-19 related loan modifications in the form of payment deferrals, the delinquency status will not advance and loans that were accruing at the time that the relief is provided will generally not be placed on nonaccrual status during the deferral period. Interest income will continue to be recognized over the contractual life of the loan. However, the Company, through its credit portfolio management activities, has continued to monitor facts and circumstances associated with the underlying credit quality of loans modified under the provisions of the CARES Act in an effort to identify any loans where the accrual of interest during the modification period is no longer appropriate. In such cases, the Company ceases the accrual of interest and all previously accrued and uncollected interest is promptly reversed against current period interest income. At September 30, 2021, no loans were classified as a COVID-19 modification under Section 4013 of the CARES Act and no loans were in-process for potential modification. At December 31, 2020, 52 loans totaling $79.5 million, or 0.60% of loans held for investment, remained within their COVID-19 modification period.

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

Acquired loans classified as PCD are recorded at an initial amortized cost, which is comprised of the purchase price of the loans (or initial fair value) and the initial ACL determined for the loans, which is added to the purchase price, as well as any resulting discount or premium related to factors other than credit. Subsequent to acquisition, the ACL for PCD loans is measured in accordance with the Company’s ACL methodology. Please also see Note 7 - Allowance for Credit Losses for more information concerning the Company’s ACL methodology.

Nonaccrual Loans

When loans are placed on nonaccrual status, previously accrued but unpaid interest is promptly reversed from earnings. Payments received on nonaccrual loans are generally applied as a reduction to the loan principal balance. If the likelihood of further loss is remote, the Company will recognize interest on a cash basis only. Generally, the Company may return a loan to accruing status if all past due principal and interest have been collected and the Company expects repayment of the remaining contractual amounts on the loan. In some cases, the Company may require a sustained period of performance from the borrower, such as three consecutive payments, before returning a loan to accruing status. The Company may also return a loan to accruing status when it becomes well secured and in the process of collection.

The Company typically does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the timely collection of principal or interest. However, when such loans are well secured and in the process of collection, the Company may continue accruing interest. The Company had no loans 90 days or more past due and still accruing at September 30, 2021 and December 31, 2020, respectively. Nonaccrual loans totaled $35.1 million at September 30, 2021 and $29.2 million as of December 31, 2020. No interest income was recognized on nonaccrual loans during the three and nine months ended September 30, 2021 and September 30, 2020.

The following tables provide a summary of nonaccrual loans as of the dates indicated:

	Nonaccrual Loans (1)
(Dollars in thousands)	Collateral Dependent Loans	ACL	Non-Collateral Dependent Loans	ACL	Total Nonaccrual Loans	Nonaccrual Loans with No ACL
September 30, 2021
Investor loans secured by real estate
CRE non-owner-occupied	$12,179	$571	$—	$—	$12,179	$4,563
SBA secured by real estate	976	—	—	—	976	976
Total investor loans secured by real estate	13,155	571	—	—	13,155	5,539
Business loans secured by real estate
CRE owner-occupied	4,978	—	—	—	4,978	4,978
SBA secured by real estate	604	—	—	—	604	604
Total business loans secured by real estate	5,582	—	—	—	5,582	5,582
Commercial loans
Commercial and industrial	1,816	—	443	—	2,259	2,259
Franchise non-real estate secured	1,086	—	12,333	—	13,419	13,419
SBA non-real estate secured	664	—	—	—	664	664
Total commercial loans	3,566	—	12,776	—	16,342	16,342
Retail loans
Single family residential	11	—	—	—	11	11
Total retail loans	11	—	—	—	11	11
Total nonaccrual loans	$22,314	$571	$12,776	$—	$35,090	$27,474
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

Residential Real Estate Loans In Process of Foreclosure

The Company had no consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of September 30, 2021 or December 31, 2020.

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

The following tables summarize collateral dependent loans by collateral type as of the dates indicated:

	September 30, 2021
(Dollars in thousands)	Office Properties	Industrial Properties	Retail Properties	Land Properties	Hotel Properties	Residential Properties	Business Assets	Total
Investor loan secured by real estate
CRE non-owner-occupied	$—	$—	$2,437	$—	$9,742	$—	$—	$12,179
SBA secured by real estate	—	—	—	—	976	—	—	976
Total investor loans secured by real estate	—	—	2,437	—	10,718	—	—	13,155
Business loans secured by real estate
CRE owner-occupied	—	—	—	4,978	—	—	—	4,978
SBA secured by real estate	163	441	—	—	—	—	—	604
Total business loans secured by real estate	163	441	—	4,978	—	—	—	5,582
Commercial loans
Commercial and industrial	—	—	—	246	—	240	1,330	1,816
Franchise non-real estate secured	—	—	—	—	—	—	1,086	1,086
SBA non-real estate secured	—	—	—	—	—	—	664	664
Total commercial loans	—	—	—	246	—	240	3,080	3,566
Retail loans
Single family residential	—	—	—	—	—	11	—	11
Total retail loans	—	—	—	—	—	11	—	11
Total collateral dependent loans	$163	$441	$2,437	$5,224	$10,718	$251	$3,080	$22,314

	December 31, 2020
(Dollars in thousands)	Office Properties	Industrial Properties	Retail Properties	Land Properties	Hotel Properties	Residential Properties	Business Assets	Total
Investor loan secured by real estate
CRE non-owner-occupied	$—	$—	$2,594	$—	$198	$—	$—	$2,792
SBA secured by real estate	—	—	—	—	1,257	—	—	1,257
Total investor loans secured by real estate	—	—	2,594	—	1,455	—	—	4,049
Business loans secured by real estate
CRE owner-occupied	—	779	—	5,304	—	—	—	6,083
SBA secured by real estate	288	757	—	—	—	98	—	1,143
Total business loans secured by real estate	288	1,536	—	5,304	—	98	—	7,226
Commercial loans
Commercial and industrial	—	—	—	—	—	—	2,040	2,040
SBA non-real estate secured	—	—	—	—	—	—	707	707
Total commercial loans	—	—	—	—	—	—	2,747	2,747
Retail loans
Single family residential	—	—	—	—	—	15	—	15
Total retail loans	—	—	—	—	—	15	—	15
Total collateral dependent loans	$288	$1,536	$2,594	$5,304	$1,455	$113	$2,747	$14,037

Note 7 – Allowance for Credit Losses

The Company determines the ACL for loans and unfunded loan commitments in accordance with ASC 326 - Financial Instruments - Credit Losses. ASC 326 requires the Company to recognize estimates for lifetime credit losses on loans and unfunded loan commitments at the time of origination or acquisition. The recognition of losses at origination or acquisition represents the Company’s best estimate of lifetime expected credit losses, given the facts and circumstances associated with a particular loan or group of loans with similar risk characteristics. Determining the ACL involves the use of significant management judgement and estimates, which are subject to change based on management’s ongoing assessment of the credit quality of the loan portfolio and changes in economic forecasts used in the model. The Company uses a discounted cash flow model when determining estimates for the ACL for commercial real estate loans and commercial loans, which comprise the majority of the loan portfolio, and uses a historical loss rate model for retail loans. The Company also utilizes proxy loan data in its ACL model where the Company’s own historical data is not sufficiently available.

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

The Company’s discounted cash flow ACL model for commercial real estate and commercial loans uses internally derived estimates for prepayments in determining the amount and timing of future contractual cash flows to be collected. The estimate of future cash flows also incorporates estimates for contractual amounts the Company believes may not be collected, which are based on assumptions for PD, LGD, and EAD. EAD is the estimated outstanding balance of the loan at the time of default. It is determined by the contractual payment schedule and expected payment profile of the loan, incorporating estimates for expected prepayments and future draws on revolving credit facilities. The Company discounts cash flows using the effective interest rate on the loan. The effective interest rate represents the contractual rate on the loan; adjusted for any purchase premiums, purchase discounts, and deferred fees and costs associated with an originated loan. The Company has made an accounting policy election to adjust the effective interest rate to take into consideration the effects of estimated prepayments. The ACL for term loans is determined by measuring the amount by which a loan’s amortized cost exceeds its discounted cash flows expected to be collected. The ACL for credit facilities is determined by discounting estimates for cash flows not expected to be collected.

Probability of Default

The PD for investor loans secured by real estate is based largely on a model provided by a third party, using proxy loan information. The PDs generated by this model are reflective of current and expected economic conditions and conditions in the commercial real estate market, and how they are expected to impact loan level and property level attributes, and ultimately the likelihood of a default event occurring. This model also incorporates assumptions for PD at a loan’s maturity. Significant loan and property level attributes include: loan to value ratios, debt service coverage, loan size, loan vintage, and property types.

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

Forecasts

GAAP requires the Company to develop reasonable and supportable forecasts of future conditions, and estimate how those forecasts are expected to impact a borrower’s ability to satisfy their obligation to the Bank and the ultimate collectability of future cash flows over the life of a loan. The Company uses economic scenarios from an independent third party, Moody’s Analytics. These scenarios are based on past events, current conditions, and the likelihood of future events occurring. These scenarios typically are comprised of: (1) a base-case scenario, (2) an upside scenario, representing slightly better economic conditions than currently experienced, and (3) a downside scenario, representing recessionary conditions. Management periodically evaluates economic scenarios and may decide that a particular economic scenario or a combination of probability-weighted economic scenarios should be used in the Company’s ACL model. The economic scenarios chosen for the model, the extent to which more than one scenario is used, and the weights that are assigned to them, are based on the Company’s estimate of the probability of each scenario occurring, which is based in part on analysis performed by an independent third-party. Economic scenarios chosen, as well as the assumptions within those scenarios, and whether to use a probability-weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events such as the ongoing COVID-19 pandemic. The Company recognizes the non-linearity of credit losses relative to economic performance and thus the Company believes consideration of, and if appropriate under the circumstances, use of multiple probability-weighted economic scenarios is appropriate in estimating credit losses over the forecast period. This approach is based on certain assumptions. The first assumption is that no single forecast of the economy, however detailed or complex, is completely accurate over a reasonable forecast time-frame, and is subject to revisions over time. By considering multiple scenario outcomes and assigning reasonable probability weightings to them, some of the uncertainty associated with a single scenario approach, the Company believes, is mitigated.

As of September 30, 2021, the Company’s ACL model used three probability-weighted scenarios representing a base-case scenario, an upside scenario, and a downside scenario. The weightings assigned to each scenario were as follows: the base-case scenario, or most likely scenario, was assigned a weighting of 40%, while the upside and downside scenarios were each assigned a weighting of 30%. These economic scenarios include the current and estimated future impact associated with the ongoing COVID-19 pandemic. The Company evaluated the weightings of each economic scenario in the current period with the assistance of Moody's Analytics, and determined the current weightings of 40% for the base-case scenario, and 30% for each of the upside and downside scenarios appropriately reflect the likelihood of outcomes for each scenario given the current economic environment. The use of three probability-weighted scenarios at September 30, 2021 and the weighting assigned to each scenario is consistent with the approach used in the Company’s ACL model at June 30, 2021 and December 31, 2020.

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

As of September 30, 2021, the Company’s ACL model incorporated the following assumptions for key economic variables in the base-case, upside, and downside scenarios:

Base-case Scenario:

•U.S. unemployment declines to approximately 4.5% by the end of 2021. Unemployment continues to decline in 2022 to approximately 3.4% by the end of 2022. The rate of unemployment holds relatively constant at approximately 3.5% throughout 2023.
•U.S. real GDP experiences annualized growth of approximately 7% through the remainder of 2021. Growth in real GDP for 2022 under this scenario decelerates from an annualized rate of approximately 5% in early 2022 to approximately 1% by the end of 2022. Annualized real GDP growth of approximately 2-3% in 2023.
•CRE index experiences a slight decline throughout the remainder of 2021, with an annualized rate of decline of approximately -2% for 2021. The CRE index returns to moderate levels of growth beginning in the first quarter of 2022, with the annualized rate of growth increasing from 2% in early 2022 to 11% by the end of 2022. The CRE index is anticipated to increase approximately 7-9% on an annualized basis in 2023.

Upside Scenario:

•U.S. unemployment declines to approximately 4.3% by the end of 2021. The unemployment rates holds at approximately 3% throughout all of 2022 and 2023.
•U.S. real GDP experiences annualized growth of approximately 11% through the remainder of 2021. Growth in real GDP throughout 2022 decelerates from an annualized rate of approximately 7% in early 2022 to approximately 1% by the end of 2022. Annualized real GDP growth of approximately 1-2% in 2023.
•CRE index remains relatively unchanged throughout the remainder of 2021. The CRE index returns growth in 2022, with the annualized rate of growth increasing from 5% in early 2022 to 14% by the end of 2022. The CRE index is anticipated to experience a decelerating annualized rate of growth from approximately 10% in early 2023 to approximately 7% by the end of 2023.

Downside Scenario:

•U.S. unemployment increases to approximately 6.7% by the end of 2021. Unemployment remains elevated in 2022 at approximately 8-9%. Unemployment declines throughout 2023 to approximately 6.8% at the end of 2023.
•U.S. real GDP experiences a decline of approximately -3.5% for the remainder of 2021. Real GDP returns to modest annualized growth in the third quarter of 2022, with growth of approximately 1% for the remainder of 2022. Annualized real GDP fluctuates within a range of approximately 2-4% throughout 2023.
•CRE index experiences an annualized rate of decline throughout the remainder 2021 of approximately -5%. The CRE index is estimated to experience decelerating declines throughout 2022, with the annualized rate of decline slowing from approximately -16% in early 2022 to approximately -11% by the end of 2022. Under this scenario, the CRE index is anticipated to experience accelerating annualized growth throughout 2023 to approximately 18% by the end of 2023.

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

As of September 30, 2021, qualitative adjustments included in the ACL totaled $6.5 million. These adjustments primarily relate to continued uncertainty concerning the strength of the economic recovery and how it may impact certain classes of loans in the loan portfolio. Management determined through additional review that the uneven recovery and continued government interventions are potentially underestimating the impact the ongoing COVID-19 pandemic may have on certain segments and classes of the loan portfolio, such as loans within the SBA, construction, franchise, and CRE owner-occupied classifications. Management reviews the need for an appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.

The following tables provides the allocation of the ACL for loans held for investment as well as the activity in the ACL attributed to various segments in the loan portfolio as of, and for the periods indicated:

	Three Months Ended September 30, 2021
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner occupied	$47,112	$—	$—	$(4,645)	$42,467
Multifamily	59,059	—	—	(6,895)	52,164
Construction and land	9,548	—	—	(1,531)	8,017
SBA secured by real estate	4,681	(158)	—	(644)	3,879
Business loans secured by real estate
CRE owner-occupied	35,747	—	14	(2,082)	33,679
Franchise real estate secured	11,436	—	—	(1,810)	9,626
SBA secured by real estate	6,317	—	50	(1,263)	5,104
Commercial loans
Commercial and industrial	39,879	(84)	729	(2,929)	37,595
Franchise non-real estate secured	17,313	(2,398)	80	2,523	17,518
SBA non-real estate secured	730	—	15	(113)	632
Retail loans
Single family residential	670	—	2	(143)	529
Consumer loans	282	—	—	(11)	271
Totals	$232,774	$(2,640)	$890	$(19,543)	$211,481

	Nine Months Ended September 30, 2021
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner occupied	$49,176	$(154)	$—	$(6,555)	$42,467
Multifamily	62,534	—	—	(10,370)	52,164
Construction and land	12,435	—	—	(4,418)	8,017
SBA secured by real estate	5,159	(423)	—	(857)	3,879
Business loans secured by real estate
CRE owner-occupied	50,517	—	44	(16,882)	33,679
Franchise real estate secured	11,451	—	—	(1,825)	9,626
SBA secured by real estate	6,567	(98)	130	(1,495)	5,104
Commercial loans
Commercial and industrial	46,964	(4,653)	3,428	(8,144)	37,595
Franchise non-real estate secured	20,525	(2,554)	80	(533)	17,518
SBA non-real estate secured	995	—	19	(382)	632
Retail loans
Single family residential	1,204	—	3	(678)	529
Consumer loans	491	—	—	(220)	271
Totals	$268,018	$(7,882)	$3,704	$(52,359)	$211,481

	Three Months Ended September 30, 2020
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner occupied	$63,007	$(443)	$—	$(8,459)	$54,105
Multifamily	63,511	—	—	3,825	67,336
Construction and land	18,804	(377)	—	(2,870)	15,557
SBA secured by real estate	2,010	(145)	34	3,428	5,327
Business loans secured by real estate
CRE owner-occupied	48,213	(1,739)	21	2,171	48,666
Franchise real estate secured	13,060	—	—	(1,072)	11,988
SBA secured by real estate	4,368	—	76	1,716	6,160
Commercial loans
Commercial and industrial	41,967	(2,437)	10	8,374	47,914
Franchise non-real estate secured	21,676	(207)	865	(2,185)	20,149
SBA non-real estate secured	600	(10)	8	353	951
Retail loans
Single family residential	1,479	—	2	(238)	1,243
Consumer loans	3,576	(129)	1	(341)	3,107
Totals	$282,271	$(5,487)	$1,017	$4,702	$282,503

	Nine Months Ended September 30, 2020
(Dollars in thousands)	Beginning ACL Balance (1)	Adoption of ASC 326	Initial ACL Recorded for PCD Loans	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner occupied	$1,899	$8,423	$3,025	$(830)	$—	$41,588	$54,105
Multifamily	729	9,174	8,710	—	—	48,723	67,336
Construction and land	4,484	(124)	2,051	(377)	—	9,523	15,557
SBA secured by real estate	1,915	(1,401)	—	(699)	34	5,478	5,327
Business loans secured by real estate
CRE owner-occupied	2,781	20,166	3,766	(1,739)	44	23,648	48,666
Franchise real estate secured	592	5,199	—	—	—	6,197	11,988
SBA secured by real estate	2,119	2,207	235	(315)	147	1,767	6,160
Commercial loans
Commercial and industrial	13,857	87	2,325	(5,213)	37	36,821	47,914
Franchise non-real estate secured	5,816	9,214	—	(1,434)	865	5,688	20,149
SBA non-real estate secured	445	218	924	(803)	13	154	951
Retail loans
Single family residential	655	541	206	(62)	3	(100)	1,243
Consumer loans	406	1,982	—	(137)	2	854	3,107
Totals	$35,698	$55,686	$21,242	$(11,609)	$1,145	$180,341	$282,503
______________________________
(1) Beginning ACL balance represents the ALLL accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the balance sheet date.

The decrease in the ACL for loans held for investment during the three months ended September 30, 2021 of $21.3 million was comprised of a $19.5 million provision recapture and $1.8 million in net charge-offs. The provision recapture for the three months ended September 30, 2021 was reflective of improving economic forecasts employed in the Company’s ACL model relative to prior periods and the favorable asset quality profile of the loan portfolio, partially offset by an increase in loans held for investment during the quarter. The decrease in the ACL for the nine months ended September 30, 2021 of $56.5 million was comprised of a $52.4 million provision recapture and $4.2 million in net charge-offs. The provision recapture for the nine months ended September 30, 2021 was also reflective of improving economic forecasts employed in the Company’s ACL model and the favorable asset quality profile of the loan portfolio, partially offset by an increase in loans held for investment during the first nine months of 2021.

The increase in the ACL for the three months ended September 30, 2020 of $232,000 was comprised of a $4.7 million provision for credit losses and $4.5 million in net charge-offs. The provision for credit losses for the three months ended September 30, 2020 was reflective of unfavorable, but improving economic forecasts used in the Company’s ACL model. The increase in the ACL for the nine months ended September 30, 2020 of $246.8 million was reflective of a $55.7 million addition associated with the Company’s adoption of ASC 326 on January 1, 2020, which was recorded through a cumulative effect adjustment to retained earnings, as well as a $180.3 million provision for credit losses on loans, net charge-offs of $10.5 million, and the establishment of $21.2 million in net ACL for PCD loans previously mentioned. The provision for credit losses of $180.3 million during the nine months ended September 30, 2020 was inclusive of $75.9 million related to the initial ACL required for the acquisition of non-PCD loans in the Opus acquisition. Under ASC 326, the Company is required to record an ACL for estimates of life-time credit losses on loans at the time of acquisition. For non-PCD loans, the initial ACL is established through a charge to provision for credit losses at the time of acquisition. However, the ACL for PCD loans is established through an adjustment to the loan’s purchase price (or initial fair value). Excluding the impact of the Opus acquisition, the provision for credit losses for the nine months ended September 30, 2020 is also reflective of unfavorable economic forecasts used in the Company’s ACL model driven by the COVID-19 pandemic.

Allowance for Credit Losses for Off-Balance Sheet Commitments

The Company maintains an ACL on off-balance sheet commitments related to unfunded loans and lines of credit, which is included in other liabilities of the consolidated statements of financial condition. The allowance for off-balance sheet commitments was $27.2 million at September 30, 2021, $27.4 million at June 30, 2021, and $31.1 million at December 31, 2020. The provision recapture for off-balance sheet commitments of $194,000 and $3.9 million during the three and nine months ended September 30, 2021, respectively, was related primarily to improving economic conditions and forecasts reflected in the Company’s ACL model.

The Company recorded a provision recapture for off-balance sheet commitments of $492,000 and a provision for credit losses of $10.0 million for the three and nine months ended September 30, 2020, respectively. The provision recapture for off-balance sheet commitments for the three months ended September 30, 2020 can be attributed to lower outstanding unfunded balances in certain loan segments where a higher reserve allocation had been assigned. The provision for credit losses on off-balance sheet commitments for the nine months ended September 30, 2020 can be attributed to an $8.6 million provision for credit losses in the second quarter of 2020 related to the initial ACL for off-balance sheet loan commitments that the Company was required to establish at the time of acquisition of Opus, and a $1.4 million in provision for credit losses for the first nine months of 2020 related primarily to the deterioration in economic forecasts, primarily in the second quarter of 2020, used in the Company’s CECL model.

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

The following tables present PD bands for commercial real estate and commercial loan segments of the loan portfolio as of the dates indicated.

	Commercial Real Estate and Commercial Term Loans by PD and Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
September 30, 2021
Investor loans secured by real estate
CRE non-owner-occupied
0% - 5.00%	$530,275	$239,267	$392,557	$421,922	$198,651	$722,951	$4,270	$—	$2,509,893
>5.00% - 10.00%	35,330	24,645	23,757	9,755	11,088	53,696	5,329	—	163,600
Greater than 10%	—	4,821	50,121	32,661	9,933	51,511	525	—	149,572
Multifamily
0% - 5.00%	1,660,670	962,609	1,316,575	520,329	500,815	609,731	218	—	5,570,947
>5.00% - 10.00%	28,718	49,737	31,988	6,958	1,590	8,314	—	—	127,305
Greater than 10%	5,059	—	—	—	—	2,355	—	—	7,414
Construction and Land
0% - 5.00%	56,187	82,557	2,329	991	3,996	3,607	48	—	149,715
>5.00% - 10.00%	21,654	11,027	1,700	—	—	—	—	—	34,381
Greater than 10%	8,266	31,606	47,704	21,143	—	—	—	—	108,719
SBA secured by real estate
0% - 5.00%	130	499	7,373	12,428	15,206	12,834	—	—	48,470
>5.00% - 10.00%	—	—	—	—	—	—	—	—	—
Greater than 10%	—	—	9	—	629	338	—	—	976
Total investor loans secured by real estate	2,346,289	1,406,768	1,874,113	1,026,187	741,908	1,465,337	10,390	—	8,870,992
Business loans secured by real estate
CRE owner-occupied
0% - 5.00%	635,469	302,683	315,267	215,974	201,190	499,308	3,211	300	2,173,402
>5.00% - 10.00%	—	—	7,846	7,573	6,733	31,811	—	—	53,963
Greater than 10%	—	—	—	6,109	2,972	5,718	—	—	14,799
Franchise real estate secured
0% - 5.00%	95,937	43,332	55,621	39,053	61,591	37,696	—	—	333,230
>5.00% - 10.00%	812	—	4,151	5,253	5,310	4,590	—	—	20,116
Greater than 10%	1,135	—	—	—	—	—	—	—	1,135
SBA secured by real estate
0% - 5.00%	3,789	2,368	6,237	9,605	8,900	16,909	—	—	47,808
>5.00% - 10.00%	—	—	1,296	893	2,318	8,273	—	—	12,780
Greater than 10%	—	—	—	1,326	3,012	3,650	1,361	—	9,349
Total business loans secured by real estate	737,142	348,383	390,418	285,786	292,026	607,955	4,572	300	2,666,582

	Commercial Real Estate and Commercial Term Loans by PD and Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
September 30, 2021
Commercial loans
Commercial and industrial
0% - 5.00%	253,639	87,252	196,671	118,678	128,879	69,707	764,279	2,055	1,621,160
>5.00% - 10.00%	6,720	2,293	8,012	20,835	27,760	8,438	140,001	4	214,063
Greater than 10%	650	1,759	741	2,901	1,143	2,376	43,337	740	53,647
Franchise non-real estate secured
0% - 5.00%	108,905	19,246	63,233	59,636	22,735	15,697	—	—	289,452
>5.00% - 10.00%	9,159	5,708	33,550	5,594	3,483	18,536	—	—	76,030
Greater than 10%	269	—	2,237	4,491	16,368	4,103	—	—	27,468
SBA not secured by real estate
0% - 5.00%	152	653	1,215	633	1,008	2,421	—	—	6,082
>5.00% - 10.00%	—	—	209	305	2,231	1,137	—	—	3,882
Greater than 10%	—	—	776	455	247	626	664	—	2,768
Total commercial loans	$379,494	$116,911	$306,644	$213,528	$203,854	$123,041	$948,281	$2,799	$2,294,552

	Commercial Real Estate and Commercial Term Loans by PD and Vintage
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2020
Investor loans secured by real estate
CRE non-owner-occupied
0% - 5.00%	$261,885	$491,522	$431,791	$266,942	$254,527	$763,101	$11,114	$—	$2,480,882
>5.00% - 10.00%	4,016	34,360	5,794	10,558	16,961	33,734	—	—	105,423
Greater than 10%	—	25,844	11,480	10,517	10,782	29,598	559	—	88,780
Multifamily
0% - 5.00%	950,089	1,610,011	878,233	634,268	349,549	516,452	—	—	4,938,602
>5.00% - 10.00%	38,892	59,500	12,181	19,751	10,917	13,606	—	—	154,847
Greater than 10%	38,663	9,963	11,339	12,479	3,814	1,229	420	—	77,907
Construction and land
0% - 5.00%	55,785	40,860	4,604	11,238	—	6,412	784	—	119,683
>5.00% - 10.00%	1,123	41,046	9,197	3,601	—	260	—	—	55,227
Greater than 10%	401	62,853	59,512	3,786	20,531	—	—	—	147,083
SBA secured by real estate
0% - 5.00%	496	10,400	12,558	14,497	7,078	10,032	—	—	55,061
>5.00% - 10.00%	—	—	—	1,012	—	—	—	—	1,012
Greater than 10%	—	158	589	—	—	511	—	—	1,258
Total investor loans secured by real estate	1,351,350	2,386,517	1,437,278	988,649	674,159	1,374,935	12,877	—	8,225,765

	Commercial Real Estate and Commercial Term Loans by PD and Vintage
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2020
Business loans secured by real estate
CRE owner-occupied
0% - 5.00%	286,745	367,269	274,512	295,809	202,282	422,614	10,393	246	1,859,870
>5.00% - 10.00%	8,769	42,310	60,222	28,421	23,875	44,855	3,875	—	212,327
Greater than 10%	—	16,096	5,376	7,459	4,263	8,409	250	—	41,853
Franchise real estate secured
0% - 5.00%	37,262	79,926	65,619	96,672	19,046	22,927	—	—	321,452
>5.00% - 10.00%	7,587	1,650	3,274	327	5,627	4,093	—	—	22,558
Greater than 10%	442	1,512	—	—	1,968	—	—	—	3,922
SBA secured by real estate
0% - 5.00%	3,253	7,637	11,840	15,069	5,707	18,742	—	—	62,248
>5.00% - 10.00%	—	—	768	989	2,780	4,882	—	—	9,419
Greater than 10%	—	—	1,384	1,987	1,514	3,043	—	—	7,928
Total business loans secured by real estate	344,058	516,400	422,995	446,733	267,062	529,565	14,518	246	2,541,577
Commercial loans
Commercial and industrial
0% - 5.00%	70,233	205,395	99,178	193,046	36,957	62,682	394,124	5,051	1,066,666
>5.00% - 10.00%	49,883	50,743	35,813	13,427	12,922	13,948	322,123	2,469	501,328
Greater than 10%	7,701	7,540	29,078	4,485	4,574	8,350	136,253	2,859	200,840
Franchise non-real estate secured
0% - 5.00%	21,409	145,392	88,171	38,010	21,956	23,479	—	502	338,919
>5.00% - 10.00%	6,198	15,754	5,454	8,164	18,415	3,626	—	—	57,611
Greater than 10%	—	16,836	6,612	18,655	1,638	3,165	1,361	—	48,267
SBA not secured by real estate
0% - 5.00%	407	2,257	910	1,078	441	2,782	—	—	7,875
>5.00% - 10.00%	—	—	648	1,596	169	1,652	—	259	4,324
Greater than 10%	—	83	357	1,856	340	415	707	—	3,758
Total commercial loans	$155,831	$444,000	$266,221	$280,317	$97,412	$120,099	$854,568	$11,140	$2,229,588

A significant driver in the ACL for loans in the investor real estate secured and business real estate secured segments is estimated loan to value (“LTV”). The following tables summarize the amortized cost of loans in these segments by current estimated LTV and by year of origination as of the dates indicated:

	Term Loans by LTV and Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
September 30, 2021
Investor loans secured by real estate
CRE non-owner-occupied
55% and below	$291,909	$142,444	$188,747	$208,825	$127,768	$589,484	$9,599	—	$1,558,776
>55-65%	220,116	89,488	193,461	104,301	79,960	204,683	525	—	892,534
>65-75%	53,580	36,801	64,165	146,402	8,118	32,513	—	—	341,579
Greater than 75%	—	—	20,062	4,810	3,826	1,478	—	—	30,176
Multifamily
55% and below	260,469	219,510	314,269	211,795	207,913	299,265	218	—	1,513,439
>55-65%	719,640	421,994	580,084	229,609	158,927	226,977	—	—	2,337,231
>65-75%	703,894	367,815	442,661	85,883	133,716	85,918	—	—	1,819,887
Greater than 75%	10,444	3,027	11,549	—	1,849	8,240	—	—	35,109
Construction and land
55% and below	82,458	120,912	42,774	4,183	3,996	3,607	48	—	257,978
>55-65%	—	4,278	6,630	17,951	—	—	—	—	28,859
>65-75%	3,649	—	2,329	—	—	—	—	—	5,978
Greater than 75%	—	—	—	—	—	—	—	—	—
SBA secured by real estate
55% and below	—	—	9	637	695	2,177	—	—	3,518
>55-65%	—	—	2,407	1,958	1,910	2,853	—	—	9,128
>65-75%	130	—	3,870	4,606	4,461	5,544	—	—	18,611
Greater than 75%	—	499	1,096	5,227	8,769	2,598	—	—	18,189
Total investor loans secured by real estate	2,346,289	1,406,768	1,874,113	1,026,187	741,908	1,465,337	10,390	—	8,870,992
Business loan secured by real estate
CRE owner-occupied
55% and below	296,313	108,338	123,527	100,865	139,455	383,599	3,211	300	1,155,608
>55-65%	161,368	73,789	66,407	70,311	46,314	99,171	—	—	517,360
>65-75%	126,160	87,909	123,495	52,679	16,909	37,740	—	—	444,892
Greater than 75%	51,628	32,647	9,684	5,801	8,217	16,327	—	—	124,304
Franchise real estate secured
55% and below	17,039	23,695	9,052	12,776	14,889	19,988	—	—	97,439
>55-65%	39,872	2,622	11,055	10,137	4,804	10,129	—	—	78,619
>65-75%	23,262	15,150	36,521	8,632	15,563	10,951	—	—	110,079
Greater than 75%	17,711	1,865	3,144	12,761	31,645	1,218	—	—	68,344
SBA secured by real estate
55% and below	2,547	591	1,897	1,127	5,146	14,667	1,361	—	27,336
>55-65%	186	556	199	1,513	1,306	7,513	—	—	11,273
>65-75%	703	328	3,111	5,254	4,104	3,586	—	—	17,086
Greater than 75%	353	893	2,326	3,930	3,674	3,066	—	—	14,242
Total business loans secured by real estate	$737,142	$348,383	$390,418	$285,786	$292,026	$607,955	$4,572	$300	$2,666,582

	Term Loans by LTV and Vintage
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2020
Investor loans secured by real estate
CRE non-owner-occupied
55% and below	$138,007	$229,272	$182,385	$136,355	$189,848	$588,230	$11,114	$—	$1,475,211
>55-65%	101,434	217,210	92,015	130,024	78,470	204,161	559	—	823,873
>65-75%	26,460	102,494	169,878	18,876	13,952	29,506	—	—	361,166
Greater than 75%	—	2,750	4,787	2,762	—	4,536	—	—	14,835
Multifamily
55% and below	218,833	345,519	294,464	233,997	84,530	269,906	—	—	1,447,249
>55-65%	381,737	731,408	381,282	215,170	152,066	189,151	420	—	2,051,234
>65-75%	427,074	583,078	215,389	215,452	127,684	66,457	—	—	1,635,134
Greater than 75%	—	19,469	10,618	1,879	—	5,773	—	—	37,739
Construction and land
55% and below	57,309	105,308	36,068	18,625	20,531	6,672	784	—	245,297
>55-65%	—	36,113	23,770	—	—	—	—	—	59,883
>65-75%	—	3,338	13,475	—	—	—	—	—	16,813
Greater than 75%	—	—	—	—	—	—	—	—	—
SBA secured by real estate
55% and below	—	2,066	649	673	317	778	—	—	4,483
>55-65%	—	2,427	1,639	4,008	879	4,354	—	—	13,307
>65-75%	—	3,897	3,882	3,482	4,519	1,884	—	—	17,664
Greater than 75%	496	2,168	6,977	7,346	1,363	3,527	—	—	21,877
Total investor loans secured by real estate	1,351,350	2,386,517	1,437,278	988,649	674,159	1,374,935	12,877	—	8,225,765
Business loan secured by real estate
CRE owner-occupied
55% and below	96,803	160,605	157,868	179,791	131,795	328,188	14,518	246	1,069,814
>55-65%	72,044	91,028	98,176	94,712	65,120	90,548	—	—	511,628
>65-75%	71,692	152,920	79,106	43,832	31,303	31,493	—	—	410,346
Greater than 75%	54,975	21,122	4,960	13,354	2,202	25,649	—	—	122,262
Franchise real estate secured
55% and below	20,801	10,470	13,864	20,956	9,189	16,213	—	—	91,493
>55-65%	2,689	9,955	16,001	19,102	6,855	2,333	—	—	56,935
>65-75%	19,349	51,719	23,258	9,153	10,597	7,236	—	—	121,312
Greater than 75%	2,452	10,944	15,770	47,788	—	1,238	—	—	78,192
SBA secured by real estate
55% and below	1,825	1,626	5,332	5,495	3,615	13,582	—	—	31,475
>55-65%	246	513	1,795	1,094	3,586	5,448	—	—	12,682
>65-75%	264	3,142	1,515	3,968	1,586	4,043	—	—	14,518
Greater than 75%	918	2,356	5,350	7,488	1,214	3,594	—	—	20,920
Total business loans secured by real estate	$344,058	$516,400	$422,995	$446,733	$267,062	$529,565	$14,518	$246	$2,541,577

The following tables present the FICO bands, at origination, for the retail segment of the loan portfolio as of the dates indicated:

	Term Loans by FICO and Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
September 30, 2021
Retail loans
Single family residential
Greater than 740	$20,201	$3,518	$1,967	$1,599	$3,319	$53,609	$17,213	—	$101,426
>680 - 740	—	—	—	34	3,172	9,756	5,271	—	18,233
>580 - 680	—	—	—	—	453	9,301	757	—	10,511
Less than 580	—	—	—	—	10	14,096	33	—	14,139
Consumer loans
Greater than 740	27	30	37	22	12	2,500	1,325	—	3,953
>680 - 740	1	—	19	—	3	441	1,876	—	2,340
>580 - 680	—	—	7	—	—	59	49	—	115
Less than 580	—	—	—	—	—	—	18	—	18
Total retail loans	$20,229	$3,548	$2,030	$1,655	$6,969	$89,762	$26,542	$—	$150,735

	Term Loans by FICO and Vintage
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2020
Retail loans
Single family residential
Greater than 740	$10,794	$6,531	$12,679	$8,846	$28,222	$81,838	$19,588	—	$168,498
>680 - 740	—	1,183	1,303	4,732	2,614	15,624	6,685	—	32,141
>580 - 680	—	—	—	461	3,132	7,473	864	—	11,930
Less than 580	—	—	—	—	—	19,970	35	—	20,005
Consumer loans
Greater than 740	52	69	31	22	1	2,609	2,198	—	4,982
>680 - 740	—	35	6	3	—	469	1,227	—	1,740
>580 - 680	—	15	—	—	1	95	56	—	167
Less than 580	—	—	—	—	—	13	27	—	40
Total retail loans	$10,846	$7,833	$14,019	$14,064	$33,970	$128,091	$30,680	$—	$239,503

Note 8 – Goodwill and Other Intangible Assets

The Company had goodwill of $901.3 million and $898.6 million at September 30, 2021 and December 31, 2020, respectively. The Company recorded adjustments to goodwill associated with the acquisition of Opus in the amount of $2.7 million during the first six months of 2021, within the one-year measurement period subsequent to the acquisition date of June 1, 2020. These adjustments largely relate to the finalization of the short-year Opus tax returns. During the nine months ended September 30, 2020, the additions to goodwill included $92.8 million associated with the acquisition of Opus and adjustments to goodwill in the amount of $2.7 million during the third quarter of 2020, within the one-year measurement period subsequent to the acquisition date. During the second quarter of 2021, the Company finalized its fair value analysis of the acquired assets and assumed liabilities associated with the Opus acquisition.

	September 30,	September 30,
(Dollars in thousands)	2021	2020
Balance, beginning of year	$898,569	$808,322
Goodwill acquired during the year	—	92,844
Purchase accounting adjustments	2,743	(2,732)
Balance, end of year	$901,312	$898,434
Accumulated impairment losses at end of year	$—	$—

The Company’s policy is to assess goodwill for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe the value of goodwill may be impaired.

The Company had other intangible assets of $73.5 million at September 30, 2021, consisting of $70.7 million in core deposit intangibles and $2.8 million in customer relationship intangibles. The Company had other intangibles assets of $85.5 million at December 31, 2020, consisting of $82.5 million in core deposit intangibles and $3.0 million in customer relationship intangibles. The following table summarizes the change in the balance of core deposit intangibles and customer relationship intangibles, and the related accumulated amortization for the periods indicated below:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2021	2021	2020	2021	2020
Gross amount of intangible assets:
Beginning balance	$145,212	$145,212	$145,212	$145,212	$125,945
Additions due to acquisitions	—	—	—	—	19,267
Ending balance	145,212	145,212	145,212	145,212	145,212
Accumulated amortization:
Beginning balance	(67,849)	(63,848)	(50,662)	(59,705)	(42,633)
Amortization	(3,912)	(4,001)	(4,538)	(12,056)	(12,567)
Ending balance	(71,761)	(67,849)	(55,200)	(71,761)	(55,200)
Net intangible assets	$73,451	$77,363	$90,012	$73,451	$90,012

The Company amortizes core deposit intangibles and customer relationship intangibles based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of customer relationship intangibles. The amortization periods typically range from six to eleven years. The estimated aggregate amortization expense related to our core deposit intangible and customer relationship intangible assets for each of the next five years succeeding December 31, 2020, in order from the present, is $15.9 million, $14.0 million, $12.3 million, $11.1 million, and $10.0 million. The Company analyzes core deposit intangibles and customer relationship intangibles annually for impairment, or sooner if events and circumstances indicate possible impairment. Factors that may contribute to impairment include customer attrition and run-off. Management is unaware of any events and/or circumstances that would indicate a possible impairment to the core deposit intangibles or customer relationship intangibles as of September 30, 2021.

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

On July 1, 2021, the Company redeemed $135.0 million subordinated notes acquired from Opus and $5.2 million junior subordinated debt associated with Heritage Oaks Capital Trust II. Prior to redemption, the subordinated notes and junior subordinated debt securities carried an interest rate of 5.50% and 1.92%, respectively. On July 7, 2021, the Company redeemed $5.2 million junior subordinated debt associated with Santa Lucia Bancorp (CA) Capital Trust. Prior to redemption, the junior subordinated debt securities carried an interest rate of 1.66%. The subordinated notes and junior subordinated debt were redeemed at par, plus accrued and unpaid interest, for an aggregate amount of $149.2 million. The Company recorded a net gain on early debt extinguishment of $970,000 related to purchase accounting adjustments. Subsequent to the redemptions of these junior subordinated debt securities, the Company’s unconsolidated Delaware statutory trust subsidiaries, Heritage Oaks Capital Trust II and Santa Lucia Bancorp (CA) Capital Trust, that were used as business trusts for the purpose of issuing trust preferred securities to third party investors were dissolved.

As of September 30, 2021, the Company had three issuances of subordinated notes with an aggregate carrying value of $330.4 million and a weighted interest rate of 5.33%, compared with five issuances of subordinated notes and two issuances of junior subordinated debt securities, with an aggregate carrying value of $501.5 million and a weighted interest rate of 5.38% at December 31, 2020.

The following table summarizes our outstanding subordinated debentures as of the dates indicated:

				September 30, 2021	December 31, 2020
(Dollars in thousands)	Stated Maturity	Current Interest Rate	Current Principal Balance	Carrying Value
Subordinated notes
Subordinated notes due 2024, 5.75% per annum	September 3, 2024	5.75%	$60,000	$59,641	$59,552
Subordinated notes due 2029, 4.875% per annum until May 15, 2024, 3-month LIBOR +2.5% thereafter	May 15, 2029	4.875%	125,000	123,068	122,877
Subordinated notes due 2030, 5.375% per annum until June 15, 2025, 3-month SOFR +5.170% thereafter	June 15, 2030	5.375%	150,000	147,699	147,501
Subordinated notes due 2025, 7.125% per annum	June 26, 2025	—%	—	—	25,109
Subordinated notes due 2026, 5.50% per annum until June 30 2021, 3-month LIBOR +4.285% thereafter	July 1, 2026	—%	—	—	138,371
Total subordinated notes			335,000	330,408	493,410
Subordinated debt
Heritage Oaks Capital Trust II (junior subordinated debt), 3-month LIBOR+1.72%	January 1, 2037	—%	—	—	4,121
Santa Lucia Bancorp (CA) Capital Trust (junior subordinated debt), 3-month LIBOR+1.48%	July 7, 2036	—%	—	—	3,980
Total subordinated debt			—	—	8,101
Total subordinated debentures			$335,000	$330,408	$501,511

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

For regulatory capital purposes, subordinated notes and the trust preferred securities qualify as Tier 2 capital. The redemption of subordinated notes totaling $25.0 million during the second quarter of 2021 reduced the Company’s Tier 2 capital by approximately $20.0 million. The redemption of subordinated notes and trust preferred securities totaling $145.4 million during the third quarter of 2021 reduced the Company’s Tier 2 capital by approximately $146.0 million. Following these redemptions, the regulatory total capital ratios of the Company and the Bank continued to exceed regulatory minimums to be well-capitalized and the fully phased-in capital conservation buffer.

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

The following tables set forth the Corporation’s earnings per share calculations for the periods indicated:

	Three Months Ended
(Dollars in thousands, except per share data)	September 30, 2021	June 30, 2021	September 30, 2020
Basic
Net income	$90,088	$96,302	$66,566
Less: dividends and undistributed earnings allocated to participating securities	(937)	(1,034)	(612)
Net income allocated to common stockholders	$89,151	$95,268	$65,954

Weighted average common shares outstanding	93,549,639	93,635,392	93,529,967
Basic earnings per common share	$0.95	$1.02	$0.71

Diluted
Net income allocated to common stockholders	$89,151	$95,268	$65,954

Weighted average common shares outstanding	93,549,639	93,635,392	93,529,967
Diluted effect of share-based compensation	511,085	582,636	189,200
Weighted average diluted common shares	94,060,724	94,218,028	93,719,167
Diluted earnings per common share	$0.95	$1.01	$0.70

	Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2021	September 30, 2020
Basic
Net income (loss)	$255,058	$(6,785)
Less: dividends and undistributed earnings allocated to participating securities	(2,641)	(564)
Net income (loss) allocated to common stockholders	$252,417	$(7,349)

Weighted average common shares outstanding	93,571,468	74,391,688
Basic earnings (loss) per common share	$2.70	$(0.10)

Diluted
Net income (loss) allocated to common stockholders	$252,417	$(7,349)

Weighted average common shares outstanding	93,571,468	74,391,688
Diluted effect of share-based compensation	518,939	—
Weighted average diluted common shares	94,090,407	74,391,688
Diluted earnings (loss) per common share	$2.68	$(0.10)

The impact of stock options, which are anti-dilutive, are excluded from the computations of diluted earnings per share. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. For the three and nine months ended September 30, 2021 and the three months ended June 30, 2021 there were no potential common shares that were anti-dilutive. For the three months ended September 30, 2020, there were 27,815 potential common shares that were anti-dilutive. As a result of incurring a net loss for the nine months ended September 30, 2020, potential common shares of 173,235 were excluded from diluted loss per share because the effect would have been anti-dilutive.

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

Interest Rate Swaps – The Company originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a correspondent bank. These back-to-back swap agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The Company also enters into interest rate swap contracts with institutional counterparties to hedge against certain fixed-rate loans. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. The fair value of these derivatives is based on a market standard discounted cash flow approach. The Company incorporates credit value adjustments on derivatives to properly reflect the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The Company has determined that the observable nature of the majority of inputs used in deriving the fair value of these derivative contracts fall within Level 2 of the fair value hierarchy, and the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the valuation of interest rate swaps is classified as Level 2 of the fair value hierarchy.

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

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	September 30, 2021
	Fair Value Measurement Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets
Investment securities available-for-sale:
U.S. Treasury	$—	$79,342	$—	$79,342
Agency	—	530,093	—	530,093
Corporate	—	386,391	—	386,391
Municipal bonds	—	1,255,866	—	1,255,866
Collateralized mortgage obligations	—	662,231	—	662,231
Mortgage-backed securities	—	1,795,892	—	1,795,892
Total securities available-for-sale	$—	$4,709,815	$—	$4,709,815

Derivative assets:
Interest rate swaps	$—	$6,747	$—	$6,747
Equity warrants	—	—	1,895	1,895
Total derivative assets	$—	$6,747	$1,895	$8,642

Financial liabilities
Derivative liabilities	$—	$5,819	$—	$5,819

	December 31, 2020
	Fair Value Measurement Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets
Investment securities available-for-sale:
U.S. Treasury	$—	$32,533	$—	$32,533
Agency	—	690,386	—	690,386
Corporate	—	415,308	—	415,308
Municipal bonds	—	1,446,019	—	1,446,019
Collateralized mortgage obligations	—	513,366	—	513,366
Mortgage-backed securities	—	833,503	—	833,503
Total securities available-for-sale	$—	$3,931,115	$—	$3,931,115

Derivative assets:
Interest rate swaps	$—	$12,053	$—	$12,053
Equity warrants	—	—	1,914	1,914
Total derivative assets	$—	$12,053	$1,914	$13,967

Financial liabilities
Derivative liabilities	$—	$12,066	$—	$12,066

The following table is a reconciliation of the fair value of the equity warrants that are classified as Level 3 and measured on a recurring basis as of:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2021	2020	2021	2020
Beginning balance	$1,903	$1,952	$1,914	$5,162
Change in fair value (1)	(8)	(32)	(19)	(35)
Sales	—	—	—	(3,207)
Ending balance	$1,895	$1,920	$1,895	$1,920
______________________________
(1) The changes in fair value are included in other income on the consolidated statement of income.

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a recurring basis at the dates indicated.

	September 30, 2021
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Equity warrants	$1,895	Black-Scholes option pricing model	Volatility Risk free interest rate Marketability discount	30.00% 0.19% 5.50%	35.00% 0.76% 16.00%	31.15% 0.32% 13.59%

	December 31, 2020
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Equity warrants	$1,914	Black-Scholes option pricing model	Volatility Risk free interest rate Marketability discount	30.00% 0.13% 6.00%	35.00% 0.36% 16.00%	31.19% 0.18% 13.51%

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

At September 30, 2021, the Company’s individually evaluated collateral dependent loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisals available to management. The Company completed partial charge-offs on certain individually evaluated loans based on recent real estate or property appraisals and released the related reserves during the nine months ended September 30, 2021.

The following table presents our assets measured at fair value on a nonrecurring basis at the dates indicated.

	September 30, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets
Collateral dependent loans	$—	$—	$9,348	$9,348

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets
Collateral dependent loans	$—	$—	$4,077	$4,077

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at the dates indicated.

	September 30, 2021
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Investor loans secured by real estate
CRE non-owner-occupied	$7,045	Fair value of collateral	Collateral discount and cost to sell	7.00%	7.00%	7.00%
SBA secured by real estate (1)	976	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
Commercial loans
Commercial and industrial	240	Fair value of collateral	Collateral discount and cost to sell	20.00%	20.00%	20.00%
Franchise non-real estate secured	1,087	Fair value of collateral	Collateral discount and cost to sell	—%	100.00%	10.32%
Total individually evaluated loans	$9,348

	December 31, 2020
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Investor loans secured by real estate
CRE non-owner-occupied	$198	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
SBA secured by real estate (1)	746	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
Business loans secured by real estate
SBA secured by real estate (2)	386	Fair value of collateral	Collateral discount and cost to sell	7.00%	10.00%	9.09%
Commercial loans
Commercial and industrial	2,040	Fair value of collateral	Collateral discount and cost to sell	7.00%	10.00%	9.06%
SBA non-real estate secured	707	Fair value of collateral	Collateral discount and cost to sell	7.00%	7.00%	7.00%
Total individually evaluated loans	$4,077
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.
(2) SBA loans that are collateralized by real property other than hotel/motel real property.

Fair Values of Financial Instruments

The fair value estimates presented herein are based on pertinent information available to management as of the dates indicated, representing an exit price.

	At September 30, 2021
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets
Cash and cash equivalents	$322,320	$322,320	$—	$—	$322,320
Interest-bearing time deposits with financial institutions	2,708	2,708	—	—	2,708
Investments held-to-maturity	170,576	—	169,154	—	169,154
Investment securities available-for-sale	4,709,815	—	4,709,815	—	4,709,815
Loans held for sale	8,100	—	8,899	—	8,899
Loans held for investment, net	13,982,861	—	—	14,121,193	14,121,193
Derivative assets	8,642	—	6,747	1,895	8,642
Accrued interest receivable	63,228	63,228	—	—	63,228
Liabilities
Deposit accounts	$17,469,999	$16,356,929	$1,167,405	$—	$17,524,334
FHLB advances	150,000	—	150,000	—	150,000
Subordinated debentures	330,408	—	367,515	—	367,515
Derivative liabilities	5,819	—	5,819	—	5,819
Accrued interest payable	5,065	5,065	—	—	5,065

	At December 31, 2020
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets
Cash and cash equivalents	$880,766	$880,766	$—	$—	$880,766
Interest-bearing time deposits with financial institutions	2,845	2,845	—	—	2,845
Investments held-to-maturity	23,732	—	25,013	—	25,013
Investment securities available-for-sale	3,931,115	—	3,931,115	—	3,931,115
Loans held for sale	601	—	645	—	645
Loans held for investment, net	13,236,433	—	—	13,351,092	13,351,092
Derivative assets	13,967	—	12,053	1,914	13,967
Accrued interest receivable	74,574	74,574	—	—	74,574
Liabilities
Deposit accounts	$16,214,177	$14,587,335	$1,631,047	$—	$16,218,382
FHLB advances	31,000	—	31,564	—	31,564
Subordinated debentures	501,511	—	544,436	—	544,436
Derivative liabilities	12,066	—	12,066	—	12,066
Accrued interest payable	6,569	6,569	—	—	6,569

Note 12 – Derivative Instruments

The Company uses derivative instruments to manage its exposure to market risks, including interest rate risk, and to assist customers with their risk management objectives. The Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, while other derivatives serve as economic hedges that do not qualify for hedge accounting.

Derivatives Designated as Hedging Instruments

Fair Value Hedges – The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. During the third quarter of 2021, the Company entered into pay-fixed and receive-floating interest rate swaps of certain fixed rate loans, primarily commercial real estate loans, to manage its exposure to changes in fair value on these instruments attributable to changes in the designated USD-SOFR-COMPOUND benchmark interest rate. These interest rate swaps are designated as fair value hedges using the last-of-layer method. As a result, the Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The fair value of fair value hedges are recorded as components of other assets and other liabilities in the Company’s consolidated statements of financial condition. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income in the Company’s consolidated statements of income. At September 30, 2021, interest rate swaps with a notional amount totaling $300.0 million and a fair value totaling $932,000 were designated as fair value hedges.

The following amounts were recorded on the consolidated statement of financial condition related to cumulative basis adjustment for fair value hedges as of the dates indicated:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Loans held for investment(1)	$298,973	$—	$(1,027)	$—
Total	$298,973	$—	$(1,027)	$—
______________________________
(1) These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At September 30, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $815.2 million; the cumulative basis adjustments associated with these hedging relationships was $1.0 million; and the amounts of the designated hedged items were $300.0 million.

Derivatives Not Designated as Hedging Instruments

Interest Rate Swap Contracts – From time to time, the Company enters into interest rate swap agreements with certain borrowers to assist them in mitigating their interest rate risk exposure associated with the loans they have with the Company. At the same time, the Company enters into identical offsetting interest rate swap agreements with another financial institution to mitigate the Company’s interest rate risk exposure associated with the swap agreements it enters into with its borrowers. At September 30, 2021, the Company had over-the-counter derivative instruments and centrally-cleared derivative instruments with matched terms with an aggregate notional amount of $135.6 million and a fair value of $5.8 million compared with an aggregate notional amount of $145.2 million and a fair value of $12.1 million at December 31, 2020. The fair value of these agreements are determined through a third party valuation model used by the Company’s counterparty bank, which uses observable market data such as interest rates, prices of Eurodollar futures contracts, and market swap rates. The fair values of these swaps are recorded as components of other assets and other liabilities in the Company’s consolidated statements of financial condition. Changes in the fair value of these swaps, which occur due to changes in interest rates, are recorded in the Company’s consolidated statements of income as a component of noninterest income.

Over-the-counter contracts are tailored to meet the needs of the counterparties involved and, therefore, generally contain a greater degree of credit risk and liquidity risk than centrally-cleared contracts, which have standardized terms. Although changes in the fair value of swap agreements between the Company and borrowers and the Company and other financial institutions offset each other, changes in the credit risk of these counterparties may result in a difference in the fair value of these swap agreements. Offsetting over-the-counter swap agreements the Company has with other financial institutions are collateralized with cash and investment securities, and swap agreements with borrowers are secured by the collateral arrangements for the underlying loans these borrowers have with the Company. During the nine months ended September 30, 2021 and 2020, there were no losses recorded on swap agreements attributable to the change in credit risk associated with a counterparty. All interest rate swap agreements entered into by the Company as of September 30, 2021 and December 31, 2020 are free-standing derivatives and are not designated as hedging instruments.

Other Contracts – The Company’s credit derivatives result from entering into credit risk participation agreements (“RPAs”) with a counterparty bank (Opus) during the first quarter of 2020 to accept a portion of the credit risk on interest rate swaps related to loans. RPAs provide credit protection to the financial institution should the borrower fail to perform on its interest rate swap derivative contract with the financial institution. The credit risk related to these credit derivatives is managed through the Company’s loan underwriting process. RPAs are derivative financial instruments not designated as hedging instruments and are recorded at fair value. Changes in fair value are recognized as a component of noninterest income with a corresponding offset within other assets or other liabilities. As the result of the acquisition of Opus, the RPAs were terminated in the second quarter 2020.

Equity Warrant Assets – The Company acquired two individual equity warrant assets as a result of the acquisition of Opus. Opus received equity warrant assets through its lending activities, which were accounted for as loan origination fees. The warrants provide the Bank the right to purchase a specific number of equity shares of the underlying company’s equity at a certain price before expiration and contain net settlement terms qualifying as derivatives under ASC Topic 815. The Company no longer has loans associated with these borrowers. Changes in fair value are recognized as a component of noninterest income with a corresponding offset within other assets. The total fair value of the warrants held in private companies was $1.9 million in other assets as of September 30, 2021 and December 31, 2020. The two warrants expire on March 12, 2023 and July 28, 2025, respectively.

The following tables summarize the Company's derivative instruments included in other assets and other liabilities in the consolidated statements of financial condition:

	September 30, 2021
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments designated as hedging instruments:
Fair value hedge - interest rate swap contracts	$300,000	$932	$—	$—
Total derivative designated as hedging instruments	300,000	932	—	—
Derivative instruments not designated as hedging instruments:
Interest rate swaps contracts	135,580	5,815	135,580	5,819
Equity warrants	—	1,895	—	—
Total derivative not designated as hedging instruments	$135,580	$7,710	$135,580	$5,819
Total derivatives	435,580	8,642	135,580	5,819

	December 31, 2020
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments not designated as hedging instruments:
Interest rate swaps contracts	$145,181	$12,053	$145,181	$12,066
Equity warrants	—	1,914	—	—
Total derivative instruments	$145,181	$13,967	$145,181	$12,066

The following table presents the effect of fair value hedge accounting on the consolidated statements of income:

		Three Months Ended
(Dollars in thousands)	Location of Gain (Loss) Recognized in Income on Derivative Instruments	September 30, 2021
Gain (loss) on fair value hedging relationships:
Hedged items	Interest Income	$(1,027)
Derivatives designated as hedging instruments	Interest Income	932

The following table summarizes the effect of the derivatives not designated as hedging instruments in the consolidated statements of income.

(Dollars in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income on Derivative Instruments	2021	2020	2021	2020
Interest rate products	Other income	$1	$—	$9	$—
Other contracts	Other income	—	218	—	415
Equity warrants	Other income	(8)	(31)	(19)	(35)
Total		$(7)	$187	$(10)	$380

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

Financial instruments that are eligible for offset in the consolidated statements of financial condition as of the periods indicated are presented below:

				Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
(Dollars in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition	Financial Instruments (1)	Cash Collateral (2)	Net Amount
September 30, 2021
Derivative assets:
Interest rate swaps	$6,747	$—	$6,747	$—	$—	$6,747
Total	$6,747	$—	$6,747	$—	$—	$6,747

Derivative liabilities:
Interest rate swaps	$5,819	$—	$5,819	$(4,593)	$(1,226)	$—
Total	$5,819	$—	$5,819	$(4,593)	$(1,226)	$—

December 31, 2020
Derivative assets:
Interest rate swaps	$12,053	$—	$12,053	$—	$—	$12,053
Total	$12,053	$—	$12,053	$—	$—	$12,053

Derivative liabilities:
Interest rate swaps	$12,066	$—	$12,066	$(6,140)	$(5,926)	$—
Total	$12,066	$—	$12,066	$(6,140)	$(5,926)	$—

(1) Represents the fair value of securities pledged with counterparty bank.
(2) Represents cash collateral pledged with counterparty bank.

Note 14 – Leases

The Company accounts for its leases in accordance with ASC 842 which requires the Company to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased asset. The Company’s leases primarily represent future obligations to make payments for the use of buildings or space for its operations. Liabilities to make future lease payments are recorded in accrued expenses and other liabilities, while right-of-use assets are recorded in other assets in the Company’s consolidated statements of financial condition. At September 30, 2021, all of the Company’s leases were classified as operating leases or short-term leases.

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

The Company’s lease expense is recorded in premises and occupancy expense in the consolidated statements of income (loss). The following table presents the components of lease expense for the periods indicated:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2021	June 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease	$4,826	$4,887	5,618	$14,725	$12,690
Short-term lease	433	323	495	1,263	1,425
Total lease expense	$5,259	$5,210	$6,113	$15,988	$14,115

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

The following table presents supplemental information related to operating leases as of and for nine months ended:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Balance Sheet:
Operating lease right of use assets	$67,586	$76,090
Operating lease liabilities	76,592	85,556

	Nine Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020
Cash Flows:
Operating cash outflow from operating leases	$15,512	$10,946

The following table provides information related to minimum contractual lease payments and other information associated with the Company’s leases as of the dates indicated:

(Dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
As of September 30, 2021
Operating leases	$5,103	$20,058	$19,463	$17,454	$12,171	$15,855	$90,104
Short-term leases	130	24	—	—	—	—	154
Total contractual base rents (1)	$5,233	$20,082	$19,463	$17,454	$12,171	$15,855	$90,258

Total liability to make lease payments							$76,592
Difference in undiscounted and discounted future lease payments							$13,666
Weighted average discount rate							5.23%
Weighted average remaining lease term (years)							5.1
______________________________
(1) Contractual base rents reflect options to extend and renewals, and do not include property taxes and other operating expenses due under respective lease agreements.

The Company from time to time leases portions of space it owns to other parties. Income received from these transactions is recorded on a straight-line basis over the term of the sublease. For the three months ended September 30, 2021, June 30, 2021, and September 30, 2020, rental income totaled $176,000, $177,000, and $265,000, respectively. For the nine months ended September 30, 2021 and September 30, 2020, rental income totaled $528,000 and $356,000, respectively.

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

The following tables provide a summary of the Company’s noninterest income, segregated by revenue streams within and outside the scope of ASC 606 for the periods indicated:

	Three Months Ended
	September 30, 2021		June 30, 2021		September 30, 2020
(Dollars in thousands)	Within Scope(1)	Out of Scope(2)	Within Scope(1)	Out of Scope(2)	Within Scope(1)	Out of Scope(2)
Noninterest income
Loan servicing income	$—	$536	$—	$622	$—	$481
Service charges on deposit accounts	2,375	—	2,222	—	1,593	—
Other service fee income	350	—	352	—	487	—
Debit card interchange income	834	—	1,099	—	944	—
Earnings on bank-owned life insurance	—	3,266	—	2,279	—	2,270
Net gain (loss) from sales of loans	—	1,187	—	1,546	—	9,542
Net gain (loss) from sales of investment securities	—	4,190	—	5,085	—	1,141
Trust custodial account fees	11,446	—	7,897	—	6,960	—
Escrow and exchange fees	1,867	—	1,672	—	1,142	—
Other income	(14)	4,063	97	3,858	91	2,107
Total noninterest income	$16,858	$13,242	$13,339	$13,390	$11,217	$15,541
___________________________________
(1) Revenues from contracts with customers accounted for under ASC 606.
(2) Revenues not within the scope of ASC 606 and accounted for under other applicable GAAP requirements.

	Nine Months Ended
	September 30, 2021		September 30, 2020
(Dollars in thousands)	Within Scope(1)	Out of Scope(2)	Within Scope(1)	Out of Scope(2)
Noninterest income
Loan servicing income	$—	$1,616	$—	$1,395
Service charges on deposit accounts	6,629	—	4,707	—
Other service fee income	1,175	—	1,095	—
Debit card interchange income	2,720	—	1,749	—
Earnings on bank-owned life insurance	—	7,778	—	4,920
Net gain (loss) from sales of loans	—	3,094	—	8,281
Net gain from sales of investment securities	—	13,321	—	8,880
Trust custodial account fees	26,565	—	9,357	—
Escrow and exchange fees	5,065	—	1,407	—
Other income	365	12,241	227	6,113
Total noninterest income	$42,519	$38,050	$18,542	$29,589
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

Trust Custodial Account Fees

Custodial account fees is a revenue stream acquired in the Opus acquisition and is governed by contracts executed with Pacific Premier Trust clients, largely to perform maintenance and custodial services over their alternative IRA investments as well as certain accounts that do not qualify as individual retirement accounts pursuant to the Internal Revenue Code. Typically, such fees are billed and collected on a quarterly basis and recognized commensurate with the completion of the performance obligations required under the contracts. At September 30, 2021, the Company had accrued fees receivable of approximately $10.4 million, which are included in other assets in the consolidated statements of financial position. The balance of accrued fees receivable is net of approximately $988,000 of allowance for credit losses on doubtful accounts. The allowance represents the Company’s estimate of credit losses on accrued fees receivable in accordance in ASC 326. The Company recorded approximately $281,000 and $411,000 in credit loss expense associated with accrued fees receivable for the three and nine month periods ended September 30, 2021, respectively. The credit loss expense for the three and nine month periods ended September 30, 2020, was $12,000 and $76,000, respectively. Credit loss expense for fees receivable is included in other expense of the Company’s consolidated statements of income (loss).

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

As of September 30, 2021 and December 31, 2020, the Company determined it was not the primary beneficiary of the VIEs and did not consolidate its interests in VIEs. The following table provides a summary of the carrying amount of assets and liabilities in the Company’s consolidated statements of financial condition and maximum loss exposures as of September 30, 2021 and December 31, 2020 that relate to variable interests in non-consolidated VIEs.

	September 30, 2021			December 31, 2020
(Dollars in thousands)	Maximum Loss	Assets	Liabilities	Maximum Loss	Assets	Liabilities
Multifamily loan securitization:
Investment securities (1)	$90,575	$90,575	$—	$100,927	$100,927	$—
Reimbursement obligation (2)	50,901	—	448	50,901	—	448
Affordable housing partnership:
Other investments (3)	70,606	90,010	—	71,681	89,759	—
Unfunded equity commitments (2)	—	—	19,404	—	—	18,078
Total	$212,082	$180,585	$19,852	$223,509	$190,686	$18,526

______________________________
(1) Included in investment securities available-for-sale on the consolidated statement of financial condition.
(2) Included in accrued expenses and other liabilities on the consolidated statement of financial condition.
(3) Included in other assets on the consolidated statement of financial condition.
.

Multifamily loan securitization

With respect to the securitization transaction with Freddie Mac discussed in Note 6 - Loans Held for Investment, the Company’s variable interests reside with the purchase of the underlying Freddie Mac-issued guaranteed, structured pass-through certificates that were held as investment securities available-for-sale at fair value as of September 30, 2021. Additionally, the Company has variable interests through a reimbursement agreement executed by Freddie Mac that obligates the Company to reimburse Freddie Mac for any defaulted contractual principal and interest payments identified after the ultimate resolution of the defaulted loans. Such reimbursement obligations are not to exceed 10% of the original principal amount of the loans comprising the securitization pool.

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

We believe that our maximum exposure to loss as a result of our involvement with the VIE associated with the securitization is the carrying value of the investment securities issued by Freddie Mac and purchased by the Company. Additionally, our maximum exposure to loss under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $50.9 million. Based upon our analysis of quantitative and qualitative data over the underlying loans included in the securitization pool, as of September 30, 2021 and December 31, 2020, our reserve for estimated losses with respect to the reimbursement obligation was $448,000.

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

The Company’s maximum exposure to loss, exclusive of any potential realization of tax credits, is equal to the commitments invested, adjusted for amortization. The amount of unfunded commitments was included in the investments recognized as assets with a corresponding liability. The table above summarizes the amount of tax credit investments held as assets, the amount of unfunded commitments held as liabilities, and the maximum exposure to loss as of September 30, 2021 and December 31, 2020, respectively.

Trust preferred securities

The Company accounted for its investments in its wholly owned special purpose entities, Heritage Oaks Capital Trust II and Santa Lucia Bancorp (CA) Capital Trust, acquired through bank acquisitions, under the equity method whereby the subsidiary’s net earnings were recognized in the Company’s consolidated statement of income and the investment in these entities is included in other assets in the Company’s consolidated statements of financial condition. The Corporation was not allowed to consolidate the capital trusts as they have been formed for the sole purpose of issuing trust preferred securities, from which the proceeds were invested in the Company’s junior subordinated debt securities and reflected in our consolidated statements of financial condition as subordinated debentures with the corresponding interest distributions reflected as interest expense in the consolidated statements of income. The capital securities were subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debt, and qualified as Tier 2 capital. In July 2021, the Company redeemed $5.2 million junior subordinated debt securities associated with Heritage Oaks Capital Trust II and $5.2 million junior subordinated debt securities associated with Santa Lucia Bancorp (CA) Capital Trust. Subsequent to the redemptions, Heritage Oaks Capital Trust II and Santa Lucia Bancorp (CA) Capital Trust were dissolved. See Note 9 - Subordinated Debentures for additional information.

Note 17 – Subsequent Events

Quarterly cash dividend

On October 19, 2021, the Corporation’s Board of Directors declared a cash dividend of $0.33 per share, payable on November 12, 2021 to shareholders of record on November 1, 2021.

Branch consolidations

On November 5, 2021, the Bank consolidated two branch offices, one in San Diego County and the other in Los Angeles County, both in California, into nearby branch offices with minimal disruption to clients and daily operations. The consolidated branches were identified largely based on the proximity of neighboring branches, deposit base, historic growth, and market opportunity to improve further the overall efficiency of operations, as well as the Bank's goals related to Fair Lending and the Community Reinvestment Act. After the branch consolidations, the Bank operates 61 branches in major metropolitan markets in California, Washington, Oregon, Arizona, and Nevada.

Transfers of investment securities available-for-sale to held-to-maturity

The Company reassessed classification of certain investments, and effective October 1, 2021, the Company transferred approximately $165.5 million of municipal bonds from available-for-sale to held-to-maturity securities at fair value. These securities had an unrealized loss of $3.4 million at the transfer date, which was reflected as a discount on the date of transfer. This discount, as well as the related unrealized loss in accumulated other comprehensive income, will be amortized into interest income as a yield adjustment over the remaining term of the securities. The amortization of the unrealized loss reported in accumulated other comprehensive income will offset the effect on interest income of the amortization of the discount. No gains or losses were recorded at the time of transfer.

Fair value hedge

On November 1, 2021, as part of its interest rate sensitivity management, the Company entered into pay-fixed and receive-floating interest rate swaps with an aggregate notional amount of $300.0 million of certain fixed rate loans to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. These interest rate swaps are designated as fair value hedges. Under the swap agreement, the Company receives variable-rate interest payments based on USD-SOFR-COMPOUND in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts.

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

Given the ongoing and dynamic nature of the COVID-19 pandemic, the ultimate extent of the impacts on our business, financial position, results of operations, liquidity and prospects remain uncertain. Although general business and economic conditions have begun to recover, the recovery could be slowed or reversed by a number of factors, including increases in COVID-19 infections, the tight labor market, supply chain disruptions, inflationary pressures, or turbulence in domestic or global financial markets, which could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility, which could result in impairment to our goodwill or other intangible assets in future periods. Changes to statutes, regulations, or regulatory policies or practices as a result of, or in response, to the COVID-19 pandemic could affect us in substantial and unpredictable ways, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance. In addition to the foregoing, the following additional factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•The strength of the United States economy in general and the strength of the local economies in which we conduct operations;
•The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
•Inflation/deflation, interest rate, market, and monetary fluctuations;
•The effect of changes in accounting policies and practices or accounting standards, as may be adopted from time to time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, FASB, or other accounting standards setters, including ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the CECL model, which has changed how we estimate credit losses and has increased the required level of our allowance for credit losses since adoption on January 1, 2020;
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
•The impact of changes in financial services policies, laws and regulations, including those concerning taxes, banking, securities, and insurance, and the application thereof by regulatory bodies;
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

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the year ending December 31, 2021.

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

Our corporate headquarters are located in Irvine, California. At September 30, 2021, we primarily conduct business throughout the Western Region of the United States from 63 full-service depository branches located in Arizona, California, Nevada, Oregon, and Washington. Following the two branch consolidations in San Diego County and Los Angeles County of California in early November 2021, the Bank operates 61 full-service depository branches. The branches consolidated were identified largely based on the proximity of neighboring branches, deposit base, historic growth, and market opportunity to improve further the overall efficiency of operations, as well as the Bank's goals related to Fair Lending and the Community Reinvestment Act.

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

In early March 2020, the Company began preparing for potential disruptions and government limitations of activity in the markets in which we serve. We activated our Business Continuity Program and Pandemic Preparedness Plan, and we were able to quickly execute on multiple initiatives to adjust our operations to protect the health and safety of our employees and clients. We expanded remote-access availability to ensure a greater number of employees have the capability to work from home or other remote locations without impacting our operations while continuing to provide a superior level of customer service. We also reconfigured our corporate headquarters, administrative offices, and branches to promote social distancing for employees by erecting physical barriers. In addition, the Company issued a Company-wide employee appreciation bonus related to the COVID-19 pandemic during the fourth quarter of 2020. Beginning April 2021, non-exempt employees will receive up to 4 hours of paid time off for COVID-19 vaccination appointments and exempt employees will receive flexibility for vaccination appointments.

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

•Implemented a temporary loan modification program for borrowers affected by the COVID-19 pandemic, including payment deferrals, fee waivers, and extensions of repayment terms

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Bank established a COVID-19 temporary modification program, including interest-only payments, or full payment deferrals for clients that are adversely affected by the COVID-19 pandemic. The CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not classified as TDRs. In accordance with interagency guidance issued in April 2020, these short-term modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders, including payment deferrals, fee waivers, and extensions of repayment terms, do not need to be identified as TDRs if the loans were current at the time a modification plan was implemented. The CAA, signed into law on December 27, 2020, extended the applicable period to include modification to loans held by financial institutions executed between March 1, 2020 and the earlier of (i) January 1, 2022, or (ii) 60 days after the date of termination of the COVID-19 national emergency. At September 30, 2021, there were no loans classified as a COVID-19 modification under Section 4013 of the CARES Act and no loans in-process for potential modification. At December 31, 2020, 52 loans totaling $79.5 million, or 0.60% of loans held for investment, remained within their COVID-19 modification period. Please also see Note 6 - Loans Held for Investment for additional information.

Additionally, the CARES Act provides for relief on existing and new SBA loans through the Small Business Debt Relief program. As part of the SBA Small Business Debt Relief program, the SBA will automatically pay principal, interest, and fees of certain SBA loans for a period of six months for both existing loans and new loans issued prior to September 27, 2020. On December 27, 2020, the CAA authorized a second round of SBA payments on covered loans approved before March 27, 2020, for a two-month period beginning with the first payment due on the loan on or after February 1, 2021, and for an additional three-month period for certain eligible borrowers. For new loans approved beginning on February 2, 2021 and ending on September 30, 2021, the SBA will make the payments for a three-month period subject to the availability of funds. At September 30, 2021, approximately 13 loans, representing approximately $9.4 million aggregate reported balance, are eligible for this relief. The CARES Act also provides for mortgage payment relief and a foreclosure moratorium.

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

While economic conditions have improved, the ongoing COVID-19 pandemic has placed strain on certain businesses and service providers, many of which have not been able to conduct operations in their usual manner. Should the COVID-19 pandemic persist, we anticipate it may have an impact on the following:

•Loan growth and interest income - Economic activity expanded moderately during the first nine months of 2021, but macroeconomic conditions have not yet fully recovered to the levels observed prior to the onset of the COVID-19 pandemic in the first quarter of 2020. If a recovery in economic conditions fails to continue, it may have an impact on our borrowers, the businesses they operate, and their financial condition. Our borrowers may have less demand for credit needed to invest in and expand their businesses and/or support their ongoing operations. Additionally, our borrowers may have less demand for real estate and consumer loans. Further, the Federal Reserve’s Federal Open Market Committee continues to maintain the federal funds rate within a range of 0% to 0.25%. Lower levels of interest rates in conjunction with the potential reduction in future loan growth would place pressure on the level of and yield on interest-earning assets, which may negatively impact our interest income.

•Credit quality - Elevated levels of unemployment, declines in consumer confidence, and a reluctance on the part of businesses to invest in and expand their operations, among other things, may result in additional weakness in economic conditions, place strain on our borrowers, and ultimately impact the credit quality of our loan portfolio. We expect this would result in increases in the level of past due, nonaccrual, and classified loans, as well as higher net charge-offs. While there has been a recovery in economic conditions since the onset of the COVID-19 pandemic in the first quarter of 2020, there can be no assurance the recovery will continue. As such, future deterioration in credit quality may require us to record additional provisions for credit losses.

•CECL - On January 1, 2020, the Company adopted ASC 326, which requires the Company to measure credit losses on certain financial assets, such as loans and debt securities, using the CECL model. The CECL model for measuring credit losses is highly dependent upon expectations of future economic conditions and requires management judgment. Should the recovery in economic conditions fail to continue and the expectations concerning future economic conditions deteriorate, the Company may be required to record additional provisions for credit losses under the CECL model.

•Impairment charges - Should the recovery in economic conditions fail to continue, it may adversely impact the Company’s operating results and the value of certain of our assets. As a result, the Company may be required to write-down the value of certain assets such as goodwill, intangible assets, or deferred tax assets when there is evidence to suggest their value has become impaired or will not be realizable at a future date.

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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2021	2021	2020	2021	2020
Net income (loss)	$90,088	$96,302	$66,566	$255,058	$(6,785)
Plus: amortization of intangible assets expense	3,912	4,001	4,538	12,056	12,567
Less: amortization of intangible assets expense tax adjustment (1)	1,119	1,145	1,301	3,449	3,605
Net income for average tangible common equity	$92,881	$99,158	$69,803	$263,665	$2,177

Average stockholders’ equity	$2,844,800	$2,747,308	$2,689,867	$2,780,932	$2,321,138
Less: average intangible assets	75,795	79,784	92,768	79,812	86,244
Less: average goodwill	901,312	900,582	898,430	900,170	848,675
Average tangible common equity	$1,867,693	$1,766,942	$1,698,669	$1,800,950	$1,386,219

Return on average equity (2)	12.67%	14.02%	9.90%	12.23%	(0.39)%
Return on average tangible common equity (2)	19.89%	22.45%	16.44%	19.52%	0.21%
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

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Total stockholders’ equity	$2,838,116	$2,746,649
Less: intangible assets	974,763	984,076
Tangible common equity	$1,863,353	$1,762,573

Total assets	$21,005,211	$19,736,544
Less: intangible assets	974,763	984,076
Tangible assets	$20,030,448	$18,752,468

Tangible common equity ratio	9.30%	9.40%

Common shares issued and outstanding	94,354,211	94,483,136

Book value per share	$30.08	$29.07
Less: intangible book value per share	10.33	10.42
Tangible book value per share	$19.75	$18.65

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
`

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2021	2021	2020	2021	2020
Total noninterest expense	$96,040	$94,496	$98,579	$283,025	$281,180
Less: amortization of intangible assets	3,912	4,001	4,538	12,056	12,567
Less: merger-related expense	—	—	2,988	5	44,058
Less: other real estate owned operations, net	—	—	(17)	—	6
Noninterest expense, adjusted	$92,128	$90,495	$91,070	$270,964	$224,549

Net interest income before provision for loan losses	$169,069	$160,934	$166,546	$491,655	$406,013
Add: total noninterest income	30,100	26,729	26,758	80,569	48,131
Less: net gain from investment securities	4,190	5,085	1,141	13,321	8,880
Less: other income - security recoveries	1	6	1	9	1
Less: net gain (loss) from other real estate owned	—	—	13	—	(42)
Less: net gain (loss) from debt extinguishment	970	(647)	—	(180)	—
Revenue, adjusted	$194,008	$183,219	$192,149	$559,074	$445,305

Efficiency ratio	47.5%	49.4%	47.4%	48.5%	50.4%

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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2021	2021	2020	2021	2020
Net interest income	$169,069	$160,934	$166,546	$491,655	$406,013
Less: scheduled accretion income	3,339	3,560	6,858	10,777	12,152
Less: accelerated accretion income	6,107	5,927	5,338	18,022	9,997
Less: premium amortization on CDs	390	942	2,968	3,083	4,085
Less: nonrecurring nonaccrual interest paid	(74)	(216)	(275)	(893)	(417)
Core net interest income	$159,307	$150,721	$151,657	$460,666	$380,196
Less: interest income on SBA PPP loans	—	—	838	—	6,220
Core net interest income excluding SBA PPP loans	$159,307	$150,721	$150,819	$460,666	$373,976

Average interest-earning assets	$19,131,172	$18,783,803	$18,707,605	$18,804,146	$14,317,164
Less: average SBA PPP loans	—	—	329,396	—	386,287
Average interest-earning assets excluding SBA PPP loans	$19,131,172	$18,783,803	$18,378,209	$18,804,146	$13,930,877

Net interest margin (1)	3.51%	3.44%	3.54%	3.50%	3.79%
Core net interest margin (1)	3.30%	3.22%	3.23%	3.28%	3.55%
Core net interest margin excluding SBA PPP loans (1)	3.30%	3.22%	3.26%	3.28%	3.59%
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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2021	2021	2020	2021	2020
Interest income	$176,047	$170,692	$181,991	$519,733	$449,902
Interest expense	6,978	9,758	15,445	28,078	43,889
Net interest income	169,069	160,934	166,546	491,655	406,013
Noninterest income	30,100	26,729	26,758	80,569	48,131
Revenue	199,169	187,663	193,304	572,224	454,144
Noninterest expense	96,040	94,496	98,579	283,025	281,180
Add: merger-related expense	—	—	2,988	5	44,058
Pre-provision net revenue	103,129	93,167	97,713	289,204	217,022
Pre-provision net revenue (annualized)	$412,516	$372,668	$390,852	$385,605	$289,363

Average assets	$20,804,903	$20,290,415	$20,366,761	$20,366,162	$15,728,468

Pre-provision net revenue on average assets	0.50%	0.46%	0.48%	1.42%	1.38%
Pre-provision net revenue on average assets (annualized)	1.98%	1.84%	1.92%	1.89%	1.84%

RESULTS OF OPERATIONS

The following table presents the components of results of operations, share data, and performance ratios for the periods indicated:

	Three Months Ended			Nine Months Ended
(Dollar in thousands, except per share data and	September 30,	June 30,	September 30,	September 30,	September 30,
percentages)	2021	2021	2020	2021	2020
Operating data
Interest income	$176,047	$170,692	$181,991	$519,733	$449,902
Interest expense	6,978	9,758	15,445	28,078	43,889
Net interest income	169,069	160,934	166,546	491,655	406,013
Provision for credit losses	(19,726)	(38,476)	4,210	(56,228)	190,299
Net interest income after provision for credit losses	188,795	199,410	162,336	547,883	215,714
Net gain from sales of loans	1,187	1,546	9,542	3,094	8,281
Other noninterest income	28,913	25,183	17,216	77,475	39,850
Noninterest expense	96,040	94,496	98,579	283,025	281,180
Net income (loss) before income taxes	122,855	131,643	90,515	345,427	(17,335)
Income tax expense (benefit)	32,767	35,341	23,949	90,369	(10,550)
Net income (loss)	$90,088	$96,302	$66,566	$255,058	$(6,785)
Pre-provision net revenue (3)	$103,129	$93,167	$97,713	$289,204	$217,022
Share data
Earnings (loss) per share:
Basic	$0.95	$1.02	$0.71	$2.70	$(0.10)
Diluted	0.95	1.01	0.70	2.68	(0.10)
Common equity dividends declared per share	0.33	0.33	0.25	0.96	0.75
Dividend payout ratio (1)	34.63%	32.43%	35.45%	35.59%	(759.20)%
Performance ratios
Return on average assets (2)	1.73%	1.90%	1.31%	1.67%	(0.06)%
Return on average equity (2)	12.67	14.02	9.90	12.23	(0.39)
Return on average tangible common equity (2)(3)	19.89	22.45	16.44	19.52	0.21
Pre-provision net revenue on average assets (2)(3)	1.98	1.84	1.92	1.89	1.84
Average equity to average assets	13.67	13.54	13.21	13.65	14.76
Efficiency ratio (3)	47.5	49.4	47.4	48.5	50.4
______________________________
(1) Dividend payout ratio is defined as common equity dividends declared per share divided by basic earnings per share.
(2) Ratio is annualized.
(3) A reconciliation of the non-GAAP measures are set forth in the Non-GAAP Measures section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

In the third quarter of 2021, we reported net income of $90.1 million, or $0.95 per diluted share. This compares with net income of $96.3 million, or $1.01 per diluted share, for the second quarter of 2021. The decrease in net income was primarily due to $18.8 million lower recapture of provision for credit losses and an increase of $1.5 million in noninterest expense, partially offset by an increase of $8.1 million in net interest income, a $3.4 million increase in noninterest income, and a decrease of $2.6 million in income tax expense. The provision recaptures during the second and third quarters of 2021 were reflective of improving economic forecasts used in the Company’s CECL model relative to prior periods and the favorable asset quality profile of the loan portfolio, partially offset by an increase in loans held for investment.

Net income of $90.1 million, or $0.95 per diluted share, for the third quarter of 2021 compares to a net income for the third quarter of 2020 of $66.6 million, or $0.70 per diluted share. The increase in net income was primarily due to a $23.9 million decrease in provision for credit losses, a $3.3 million increase in noninterest income, a $3.0 million decrease in merger-related expense, and a $2.5 million increase in net interest income, partially offset by an increase of $8.8 million in income tax expense and a $449,000 increase in noninterest expense excluding merger-related expenses. The decrease in the provision for credit losses during the third quarter of 2021 was primarily due to improved economic forecasts used in the Company’s CECL model relative to prior periods and the favorable asset quality profile of the loan portfolio.

For the three months ended September 30, 2021, the Company’s return on average assets was 1.73%, return on average equity was 12.67%, and return on average tangible common equity was 19.89%. For the three months ended June 30, 2021, the return on average assets was 1.90%, the return on average equity was 14.02%, and the return on average tangible common equity was 22.45%. For the three months ended September 30, 2020, the return on average assets was 1.31%, the return on average equity was 9.90%, and the return on average tangible common equity was 16.44%.

For the nine months ended September 30, 2021, the Company recorded net income of $255.1 million, or $2.68 per diluted share. This compares with net loss of $6.8 million, or $(0.10) per diluted share, for the nine months ended September 30, 2020. The increase in net income of $261.8 million was primarily due to a $246.5 million decrease in the provision for credit losses, an $85.6 million increase in net interest income, a $44.1 million decrease in merger-related expenses, and a $32.4 million increase in noninterest income, partially offset by a $100.9 million increase in income tax expense and a $45.9 million increase in noninterest expense excluding merger-related expenses. The decrease in the provision for credit losses was attributable to higher provision expense from the Company’s adoption of ASC 326 effective January 1, 2020, the acquisition of Opus, and unfavorable economic forecasts used in the Company’s CECL model driven by the COVID-19 pandemic, as well as the $38.5 million and $19.7 million recapture of provision for credit losses during the second and third quarter of 2021, respectively, primarily due to improved economic forecasts used in the Company’s CECL model relative to prior periods and the favorable asset quality profile of the loan portfolio. The year-over-year increases in net income reflect the impact of the acquisition of Opus in the second quarter of 2020.

For the nine months ended September 30, 2021, the Company’s return on average assets was 1.67%, return on average equity was 12.23%, and return on average tangible common equity was 19.52%, compared with a return on average assets of (0.06)%, return on average equity of (0.39)%, and a return on average tangible common equity of 0.21% for the nine months ended September 30, 2020.

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between the interest earned on loans, investment securities, and interest-earning balances with financial institutions (“interest-earning assets”) and the interest paid on deposits and borrowings (“interest-bearing liabilities”). Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income is affected by changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities.

Net interest income totaled $169.1 million in the third quarter of 2021, an increase of $8.1 million, or 5.1%, from the second quarter of 2021. The increase in net interest income was due to higher average interest-earning assets, higher loan fees, one more day of interest, and a lower cost of funds as compared to the prior quarter, partially offset by lower average investment securities and loan yields.

The net interest margin for the third quarter of 2021 was 3.51%, compared with 3.44% in the prior quarter. Our core net interest margin, which excludes the impact of loan accretion income of $9.4 million, compared to $9.5 million in the prior quarter, certificates of deposit mark-to-market amortization, and other adjustments, increased eight basis points to 3.30%, compared to 3.22% in the prior quarter, reflecting lower cost of funds and higher loan fees, partially offset by lower average investment and loan yields and fees.

Net interest income for the third quarter of 2021 increased $2.5 million, or 1.5%, compared to the third quarter of 2020. The increase was attributable to a lower cost of funds, a $1.52 billion increase in average investment securities, and a $377.5 million decrease in average interest-bearing liabilities, which primarily resulted from the redemptions of subordinated debentures, partially offset by lower average interest-earning asset yields and lower average loan balances.

For the first nine months ended 2021, net interest income increased $85.6 million, or 21.1%, compared to the first nine months ended 2020. The increase was related to an increase in average interest-earning assets of $4.49 billion, which resulted primarily from our acquisition of Opus on June 1, 2020, and a lower cost of funds, partially offset by lower average loan and investment yields and higher average interest-bearing liabilities.

The following table presents the interest spread, net interest margin, average balances calculated based on daily average, interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, and the average yield/rate by asset and liability component for the periods indicated:

	Average Balance Sheet
	Three Months Ended
	September 30, 2021			June 30, 2021			September 30, 2020
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$663,076	$195	0.12%	$1,323,186	$315	0.10%	$1,388,897	$305	0.09%
Investment securities	4,807,854	18,827	1.57	4,243,644	18,012	1.70	3,283,840	14,231	1.73
Loans receivable, net (1)(2)	13,660,242	157,025	4.56	13,216,973	152,365	4.62	14,034,868	167,455	4.75
Total interest-earning assets	19,131,172	176,047	3.65	18,783,803	170,692	3.64	18,707,605	181,991	3.87
Noninterest-earning assets	1,673,731			1,506,612			1,659,156
Total assets	$20,804,903			$20,290,415			$20,366,761
Liabilities and equity
Interest-bearing deposits:
Interest checking	$3,383,219	$290	0.03%	$3,155,935	$336	0.04%	$3,001,738	$1,191	0.16%
Money market	5,554,881	1,309	0.09	5,558,790	2,002	0.14	5,490,541	4,855	0.35
Savings	401,804	58	0.06	384,376	84	0.09	357,768	109	0.12
Retail certificates of deposit	1,196,187	775	0.26	1,294,544	839	0.26	1,587,712	1,857	0.47
Wholesale/brokered certificates of deposit	—	—	—	1,357	4	1.18	265,672	497	0.74
Total interest-bearing deposits	10,536,091	2,432	0.09	10,395,002	3,265	0.13	10,703,431	8,509	0.32
FHLB advances and other borrowings	1,670	1	0.24	6,303	—	—	41,041	113	1.10
Subordinated debentures	330,575	4,545	5.50	480,415	6,493	5.41	501,396	6,823	5.44
Total borrowings	332,245	4,546	5.43	486,718	6,493	5.35	542,437	6,936	5.09
Total interest-bearing liabilities	10,868,336	6,978	0.25	10,881,720	9,758	0.36	11,245,868	15,445	0.55
Noninterest-bearing deposits	6,809,211			6,341,063			5,877,619
Other liabilities	282,556			320,324			553,407
Total liabilities	17,960,103			17,543,107			17,676,894
Stockholders’ equity	2,844,800			2,747,308			2,689,867
Total liabilities and equity	$20,804,903			$20,290,415			$20,366,761
Net interest income		$169,069			$160,934			$166,546

Net interest margin (3)			3.51%			3.44%			3.54%
Cost of deposits (4)			0.06			0.08			0.20
Cost of funds (5)			0.16			0.23			0.36
Ratio of interest-earning assets to interest-bearing liabilities			176.03			172.62			166.35
______________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums.
(2) Interest income includes net discount accretion of $9.4 million, $9.5 million, and $12.2 million, respectively.
(3) Represents annualized net interest income divided by average interest-earning assets.
(4) Represents annualized interest expense on deposits divided by the sum of average interest-bearing deposits and noninterest-bearing deposits.
(5) Represents annualized total interest expense divided by the sum of average total interest-bearing liabilities and noninterest-bearing deposits.

	Average Balance Sheet
	Nine Months Ended
	September 30, 2021			September 30, 2020
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$1,096,175	$811	0.10%	$802,615	$736	0.12%
Investment securities	4,382,288	54,307	1.65%	2,196,929	35,107	2.13%
Loans receivable, net (1)(2)	13,325,683	464,615	4.66%	11,317,620	414,059	4.89%
Total interest-earning assets	18,804,146	519,733	3.70%	14,317,164	449,902	4.20%
Noninterest-earning assets	1,562,016			1,411,304
Total assets	$20,366,162			$15,728,468
Liabilities and equity
Interest-bearing deposits:
Interest checking	$3,200,920	$1,045	0.04%	$1,666,723	$2,644	0.21%
Money market	5,520,919	5,899	0.14%	4,302,817	16,606	0.52%
Savings	384,945	224	0.08%	293,653	307	0.14%
Retail certificates of deposit	1,304,436	2,815	0.29%	1,225,689	7,710	0.84%
Wholesale/brokered certificates of deposit	39,635	140	0.47%	178,133	1,384	1.04%
Total interest-bearing deposits	10,450,855	10,123	0.13%	7,667,015	28,651	0.50%
FHLB advances and other borrowings	9,921	66	0.89%	173,649	1,411	1.09%
Subordinated debentures	436,888	17,889	5.46%	335,260	13,827	5.50%
Total borrowings	446,809	17,955	5.37%	508,909	15,238	4.00%
Total interest-bearing liabilities	10,897,664	28,078	0.34%	8,175,924	43,889	0.72%
Noninterest-bearing deposits	6,397,703			4,922,726
Other liabilities	289,863			308,680
Total liabilities	17,585,230			13,407,330
Stockholders’ equity	2,780,932			2,321,138
Total liabilities and equity	$20,366,162			$15,728,468
Net interest income		$491,655			$406,013

Net interest margin (3)			3.50%			3.79%
Cost of deposits (4)			0.08%			0.30%
Cost of funds (5)			0.22%			0.45%
Ratio of interest-earning assets to interest-bearing liabilities			172.55%			175.11%
_____________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums.
(2) Interest income includes net discount accretion of $28.8 million and $22.1 million, respectively.
(3) Represents net interest income divided by average interest-earning assets.
(4) Represents annualized interest expense on deposits divided by the sum of average interest-bearing deposits and noninterest-bearing deposits.
(5) Represents annualized total interest expense divided by the sum of average total interest-bearing liabilities and noninterest-bearing deposits.

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
•Changes in days in a period (changes in days in a period multiplied by daily interest; no changes in days for comparisons of the three months ended September 30, 2021 to the three months ended September 30, 2020);
•Changes in interest rates (changes in interest rates multiplied by prior volume and includes the recognition of discounts/premiums and deferred fees/costs); and
•The net change or the combined impact of volume, days in a period, and rate changes allocated proportionately to changes in volume, days in a period, and changes in interest rates.

	Three Months Ended September 30, 2021 Compared to Three Months Ended June 30, 2021 Increase (Decrease) Due to
(Dollars in thousands)	Volume	Days	Rate	Net
Interest-earning assets
Cash and cash equivalents	$(204)	$2	$82	$(120)
Investment securities	1,919	—	(1,104)	815
Loans receivable, net	4,820	1,707	(1,867)	4,660
Total interest-earning assets	6,535	1,709	(2,889)	5,355
Interest-bearing liabilities
Interest checking	20	3	(69)	(46)
Money market	(1)	14	(706)	(693)
Savings	4	1	(31)	(26)
Retail certificates of deposit	(72)	8	—	(64)
Wholesale/brokered certificates of deposit	(4)	—	—	(4)
FHLB advances and other borrowings	(3)	—	4	1
Subordinated debentures	(2,058)	—	110	(1,948)
Total interest-bearing liabilities	(2,114)	26	(692)	(2,780)
Change in net interest income	$8,649	$1,683	$(2,197)	$8,135

	Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020 Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net
Interest-earning assets
Cash and cash equivalents	$(303)	$193	$(110)
Investment securities	5,740	(1,144)	4,596
Loans receivable, net	(4,175)	(6,255)	(10,430)
Total interest-earning assets	1,262	(7,206)	(5,944)
Interest-bearing liabilities
Interest checking	154	(1,055)	(901)
Money market	57	(3,603)	(3,546)
Savings	16	(67)	(51)
Retail certificates of deposit	(384)	(698)	(1,082)
Wholesale/brokered certificates of deposit	(249)	(248)	(497)
FHLB advances and other borrowings	(62)	(50)	(112)
Subordinated debentures	(2,354)	76	(2,278)
Total interest-bearing liabilities	(2,822)	(5,645)	(8,467)
Change in net interest income	$4,084	$(1,561)	$2,523

	Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020 Increase (Decrease) due to
(Dollars in thousands)	Volume	Days	Rate	Net
Interest-earning assets
Cash and cash equivalents	$143	$(3)	$(65)	$75
Investment securities	24,846	—	(5,646)	19,200
Loans receivable, net	71,109	(1,702)	(18,851)	50,556
Total interest-earning assets	$96,098	$(1,705)	$(24,562)	$69,831
Interest-bearing liabilities
Interest checking	$2,410	$(4)	$(4,005)	$(1,599)
Money market	6,750	(22)	(17,435)	(10,707)
Savings	96	(1)	(178)	(83)
Retail certificates of deposit	532	(10)	(5,417)	(4,895)
Wholesale/brokered certificates of deposit	(727)	(1)	(516)	(1,244)
FHLB advances and other borrowings	(1,125)	—	(220)	(1,345)
Subordinated debentures	4,209	—	(147)	4,062
Total interest-bearing liabilities	$12,145	$(38)	$(27,918)	$(15,811)
Change in net interest income	$83,953	$(1,667)	$3,356	$85,642

Provision for Credit Losses

For the third quarter of 2021, the Company recorded a $19.7 million provision recapture, compared to a $38.5 million provision recapture recognized during the second quarter of 2021, and a $4.2 million provision expense recognized during the third quarter of 2020. The provision recapture for the third quarter of 2021 was comprised of a $19.5 million provision recapture for loan losses, a $194,000 provision recapture for unfunded commitments, and an $11,000 provision expense for held-to-maturity securities that were transferred from available-for-sale during the third quarter. The provision recaptures for loans and unfunded commitments during the third quarter of 2021 were reflective of improving economic forecasts employed in the Company’s CECL model relative to prior periods and the favorable asset quality profile of the loan portfolio, partially offset by an increase in loans held for investment. The provision expense in the third quarter of 2020 reflected unfavorable changes in economic forecasts related to the onset of the COVID-19 pandemic.

	Three Months Ended
	September 30,	June 30,	September 30,
(Dollars in thousands)	2021	2021	2020
Provision for credit losses
Provision for loan losses	$(19,543)	$(33,131)	$4,702
Provision for unfunded commitments	(194)	(5,345)	(492)
Provision for held-to-maturity securities	$11	$—	$—
Total provision for credit losses	$(19,726)	$(38,476)	$4,210

For the first nine months of 2021, the Company recorded a $56.2 million provision recapture, compared to a $190.3 million provision expense recorded for the first nine months of 2020. The provision recapture for the first nine months of 2021, which included a $52.4 million provision recapture for loan losses, a $3.9 million provision recapture for unfunded commitments, and an $11,000 provision expense for held-to-maturity securities was reflective of improving economic forecasts employed in the Company’s CECL model relative to prior periods and the favorable asset quality profile of the loan portfolio, partially offset by an increase in loans held for investment during the first nine months of 2021. The provision expense for the first nine months of 2020 was driven by unfavorable changes in economic forecasts employed in the Company’s CECL model, the Day 1 provision for loan losses of $75.9 million, and the provision for unfunded commitments of $8.6 million resulting from the acquisition of Opus.

	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands)	2021	2020
Provision for credit losses
Provision for loans and lease losses	$(52,359)	$180,341
Provision for unfunded commitments	(3,880)	9,958
Provision for held-to-maturity securities	$11	$—
Total provision for credit losses	$(56,228)	$190,299

Noninterest Income

The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2021	2021	2020	2021	2020
Noninterest income
Loan servicing income	$536	$622	$481	$1,616	$1,395
Service charges on deposit accounts	2,375	2,222	1,593	6,629	4,707
Other service fee income	350	352	487	1,175	1,095
Debit card interchange fee income	834	1,099	944	2,720	1,749
Earnings on bank-owned life insurance	3,266	2,279	2,270	7,778	4,920
Net gain from sales of loans	1,187	1,546	9,542	3,094	8,281
Net gain from sales of investment securities	4,190	5,085	1,141	13,321	8,880
Trust custodial account fees	11,446	7,897	6,960	26,565	9,357
Escrow and exchange fees	1,867	1,672	1,142	5,065	1,407
Other income	4,049	3,955	2,198	12,606	6,340
Total noninterest income	$30,100	$26,729	$26,758	$80,569	$48,131
Noninterest income for the third quarter of 2021 was $30.1 million, an increase of $3.4 million from the second quarter of 2021. The increase was primarily due to a $3.5 million increase in trust custodial account fees attributable to a new pricing initiative and a $987,000 increase in earnings on bank-owned life insurance ("BOLI") largely driven by a $150 million addition to BOLI in June 2021, partially offset by a $895,000 decrease in net gain from sales of investment securities. Also, other income included a $970,000 net gain on debt extinguishment compared to a $647,000 loss in the prior quarter, partially offset by $1.1 million lower CRA investment income and $483,000 lower SBA PPP loan referral fees.

During the third quarter of 2021, the Bank sold $12.0 million of SBA loans for a net gain of $1.2 million, compared to the sales of $14.7 million of SBA loans for a net gain of $1.5 million during the second quarter of 2021. Additionally, during the third quarter of 2021, the Bank sold $161.6 million of investment securities for a net gain of $4.2 million, compared to the sales of $280.2 million of investment securities for a net gain of $5.1 million in the second quarter of 2021.

Noninterest income for the third quarter of 2021 increased $3.3 million, compared to the third quarter of 2020. The increase was primarily due to a $4.5 million increase in trust custodial account fees, a $3.0 million increase in net gain from sales of investment securities, a $1.9 million increase in other income, and a $996,000 increase in earnings on BOLI, partially offset by a $8.4 million decrease in net gain from the sales of loans.

The net gain from sales of loans for the third quarter of 2021 decreased from the same period last year primarily due to the sales of $12.0 million of SBA loans for a net gain of $1.2 million, compared with the sales of $1.16 billion SBA PPP loans for a net gain of $19.0 million in the third quarter of 2020, offset by sales of $96.2 million of other loans for a net loss of $9.4 million during the third quarter of 2020.

For the first nine months of 2021, noninterest income totaled $80.6 million, an increase of $32.4 million from $48.1 million for the first nine months of 2020. The increase was primarily related to a $17.2 million increase in trust custodial account fees following the Opus acquisition, a $4.4 million increase in net gain from sales of investment securities, a $3.7 million increase in escrow and exchange fee income following the Opus acquisition, a $2.9 million increase in earnings from BOLI largely due to a $150.0 million addition to BOLI, a $1.9 million increase in service charges on deposit accounts, and a $1.0 million increase in debit card interchange fee income, partially offset by a $5.2 million decrease in net gain from the sales of loans. In addition, other income increased $6.3 million primarily due to a $4.3 million increase in equity investment income and $2.9 million of SBA PPP loan referral fees.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2021	2021	2020	2021	2020
Noninterest expense
Compensation and benefits	$53,592	$53,474	$51,021	$159,614	$128,408
Premises and occupancy	12,611	12,240	12,373	36,831	30,028
Data processing	6,296	5,765	6,783	17,889	14,501
Other real estate owned operations, net	—	—	(17)	—	6
FDIC insurance premiums	1,392	1,312	1,145	3,885	2,358
Legal and professional services	4,563	4,186	5,108	12,684	11,328
Marketing expense	2,008	1,490	1,718	5,096	4,449
Office expense	1,076	1,589	2,389	4,494	5,025
Loan expense	1,332	1,165	802	3,612	2,447
Deposit expense	3,974	3,985	4,728	11,818	14,674
Merger-related expense	—	—	2,988	5	44,058
Amortization of intangible assets	3,912	4,001	4,538	12,056	12,567
Other expense	5,284	5,289	5,003	15,041	11,331
Total noninterest expense	$96,040	$94,496	$98,579	$283,025	$281,180

Noninterest expense totaled $96.0 million for the third quarter of 2021, an increase of $1.5 million compared to the second quarter of 2021, driven primarily by a $531,000 increase in data processing expense and a $518,000 increase in marketing expense.

Noninterest expense decreased by $2.5 million compared to the third quarter of 2020. The decrease was primarily due to $3.0 million of merger-related expense for the third quarter of 2020 relating to the Opus acquisition. Excluding merger-related expense, noninterest expense increased $449,000 compared to the third quarter of 2020, primarily due to a $2.6 million increase in compensation and benefits, partially offset by a $1.3 million decrease in office expense.

Noninterest expense totaled $283.0 million for the first nine months of 2021, an increase of $1.8 million, compared with the first nine months of 2020. The increase was driven primarily by increases of $31.2 million in compensation and benefits, $6.8 million in premises and occupancy, $3.7 million in other expense, $3.4 million in data processing, $1.5 million in FDIC insurance premiums, and $1.4 million in legal and professional services, all impacted by the additional operations, personnel, branches, and divisions retained with the acquisition of Opus, partially offset by a $44.1 million decrease in merger-related expense relating to the Opus acquisition.

The Company’s efficiency ratio was 47.5% for the third quarter of 2021, compared to 49.4% for the second quarter of 2021 and 47.4% for the third quarter of 2020. The Company’s efficiency ratio was 48.5% for the first nine months of 2021, compared to 50.4% for the first nine months of 2020.

Income Taxes

For the three months ended September 30, 2021, June 30, 2021, and September 30, 2020, income tax expense was $32.8 million, $35.3 million, and $23.9 million, respectively, and the effective income tax rate was 26.7%, 26.8%, and 26.5%, respectively. Our effective tax rate for the three months ended September 30, 2021 differs from the 21% federal statutory rate due to the impact of state taxes as well as various permanent tax differences, including tax-exempt income from municipal securities, BOLI income, tax credits from low-income housing tax credit investments, and the exercise of stock options and vesting of other stock-based compensation.

The total amount of unrecognized tax benefits was $1.7 million and $255,000 as of September 30, 2021 and December 31, 2020, respectively, and was primarily comprised of unrecognized tax benefits related to the Opus acquisition in 2020. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $749,000 and $184,000 at September 30, 2021 and December 31, 2020, respectively. The Company does not believe that the unrecognized tax benefits will change significantly within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued for $28,000 and $22,000 of such interest at September 30, 2021 and December 31, 2020, respectively. No amounts for penalties were accrued.

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

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carryback years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Based on the analysis, the Company has determined that a valuation allowance against capital loss carryforward of $170,000 was required as of September 30, 2021 as it is more likely that not that the Company would not generate future capital gains to offset the capital loss carryforward. Except for the valuation allowance against the capital loss carryforward of $170,000, a valuation allowance for deferred tax assets was not required as of September 30, 2021 and December 31, 2020.

FINANCIAL CONDITION

At September 30, 2021, assets totaled $21.01 billion, an increase of $1.27 billion, or 6.4%, from $19.74 billion at December 31, 2020. The increase was primarily due to increases in investment securities, total loans, and BOLI of $925.5 million, $753.9 million, and $154.6 million, respectively, partially offset by a $558.4 million decrease in cash and cash equivalents. The increase in BOLI was due to a $150 million purchase of additional BOLI in June 2021.

Loans

Loans held for investment totaled $13.98 billion at September 30, 2021, an increase of $746.4 million, or 5.6%, from $13.24 billion at December 31, 2020. The increase was driven by an increase in loans funded during the first nine months of 2021, partially offset by loan maturities and prepayments. Business line average utilization rates decreased from 35.28% for the fourth quarter of 2020 to 33.12% for the third quarter of 2021. Since December 31, 2020, investor loans secured by real estate increased $645.2 million, business loans secured by real estate increased $125.0 million, commercial loans increased $65.0 million, and retail loans decreased $88.8 million.

Loans held for sale were $8.1 million at September 30, 2021, which primarily represent the guaranteed portion of SBA loans that the Bank originates for sale, and increased by $7.5 million from $601,000 at December 31, 2020.

The total end-of-period weighted average interest rate on loans, net of fees and discounts, at September 30, 2021 was 4.03%, compared to 4.27% at December 31, 2020. The decrease reflects the impact of lower rates on new originations and the continued impact from prepayments of higher rate loans.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio, and gives the weighted average interest rate by loan category at the dates indicated:

	September 30, 2021			December 31, 2020
(Dollars in thousands)	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
Investor loans secured by real estate
CRE non-owner-occupied	$2,823,065	20.2%	4.24%	$2,675,085	20.2%	4.35%
Multifamily	5,705,666	40.8	3.81	5,171,356	39.1	4.04
Construction and land	292,815	2.1	4.94	321,993	2.4	5.60
SBA secured by real estate	49,446	0.3	4.98	57,331	0.4	5.01
Total investor loans secured by real estate	8,870,992	63.4	3.99	8,225,765	62.1	4.21
Business loans secured by real estate
CRE owner-occupied	2,242,164	16.0	4.16	2,114,050	16.0	4.45
Franchise real estate secured	354,481	2.6	4.70	347,932	2.6	5.07
SBA secured by real estate	69,937	0.5	5.28	79,595	0.6	5.21
Total business loans secured by real estate	2,666,582	19.1	4.26	2,541,577	19.2	4.56
Commercial loans
Commercial and industrial	1,888,870	13.5	3.64	1,768,834	13.4	3.85
Franchise non-real estate secured	392,950	2.8	4.91	444,797	3.4	5.40
SBA non-real estate secured	12,732	0.1	5.62	15,957	0.1	5.62
Total commercial loans	2,294,552	16.4	3.86	2,229,588	16.9	4.16
Retail loans
Single family residential	144,309	1.0	4.14	232,574	1.8	4.28
Consumer	6,426	0.1	4.81	6,929	—	5.56
Total retail loans	150,735	1.1	4.17	239,503	1.8	4.31
Gross loans held for investment (1)	13,982,861	100.0%	4.03	13,236,433	100.0%	4.27
Allowance for credit losses for loans held for investment	(211,481)			(268,018)
Loans held for investment, net	$13,771,380			$12,968,415

Total unfunded loan commitments	$2,504,188			$1,947,250
Loans held for sale, at lower of cost or fair value	$8,100			$601
______________________________
(1) Includes net deferred origination fees of $3.0 million and $2.6 million, and unaccreted fair value net purchase discounts of $85.0 million and $113.8 million as of September 30, 2021 and December 31, 2020, respectively.

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally initiate proceedings to pursue our remedies under the loan documents. For loans secured by real estate, we record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale where we generally acquire title to the property. Loans delinquent 30 or more days as a percentage of loans held for investment were 0.14% at September 30, 2021, compared to 0.10% at December 31, 2020.

The following table sets forth delinquencies in the Company’s loan portfolio as of the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
At September 30, 2021
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	3	$10,268	3	$10,268
SBA secured by real estate	—	—	1	629	2	347	3	976
Total investor loans secured by real estate	—	—	1	629	5	10,615	6	11,244
Business loans secured by real estate
CRE owner-occupied	—	—	—	—	3	4,978	3	4,978
SBA secured by real estate	—	—	—	—	1	441	1	441
Total business loans secured by real estate	—	—	—	—	4	5,419	4	5,419
Commercial loans
Commercial and industrial	4	654	1	14	3	1,816	8	2,484
SBA non-real estate secured	1	74	1	293	1	664	3	1,031
Total commercial loans	5	728	2	307	4	2,480	11	3,515
Total	5	$728	3	$936	13	$18,514	21	$20,178
Delinquent loans to loans held for investment		0.01%		0.01%		0.12%		0.14%
.
.

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
At December 31, 2020
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	2	$757	2	$757
Multifamily	1	1	—	—	—	—	1	1
SBA secured by real estate	—	—	—	—	3	1,257	3	1,257
Total investor loans secured by real estate	1	1	—	—	5	2,014	6	2,015
Business loans secured by real estate
CRE owner-occupied	—	—	—	—	4	5,304	4	5,304
SBA secured by real estate	1	486	—	—	5	1,073	6	1,559
Total business loans secured by real estate	1	486	—	—	9	6,377	10	6,863
Commercial loans
Commercial and industrial	10	428	2	57	6	2,898	18	3,383
SBA non-real estate secured	2	338	—	—	1	707	3	1,045
Total commercial loans	12	766	2	57	7	3,605	21	4,428
Retail loans
Single family residential	1	15	—	—	—	—	1	15
Consumer	1	1	—	—	—	—	1	1
Total retail loans	2	16	—	—	—	—	2	16
Total	16	$1,269	2	$57	21	$11,996	39	$13,322
Delinquent loans to loans held for investment		0.01%		—%		0.09%		0.10%

Troubled Debt Restructurings

We sometimes modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest-only payments, and, in limited cases, concessions to the outstanding loan balances. These loans are classified as TDRs. As of September 30, 2021, there were $17.6 million loans reported as TDRs, compared with no TDR loans as of December 31, 2020. During the three and nine months ended September 30, 2021, there were six loans totaling $17.6 million modified as TDRs, which are comprised of three CRE owner-occupied loans and one C&I loan totaling $5.2 million belonging to one borrower relationship with the terms modified due to bankruptcy and two franchise non-real estate secured loans totaling $12.3 million belonging to another borrower relationship with the terms modified for payment deferral. During the three and nine months ended September 30, 2021, the three CRE owner-occupied loans and one C&I loan classified as TDRs were in payment default and all TDRs were on nonaccrual status as of September 30, 2021. During the three and nine months ended September 30, 2020, there were no TDRs that experienced payment defaults after modifications within the previous 12 months.

In accordance with the CARES Act, the Company implemented various loan modification programs beginning in April 2020 to provide its borrowers relief from the economic impacts of COVID-19 and determined none of the COVID-19 related loan modifications need to be characterized as TDRs. As of September 30, 2021, no loans were classified as a COVID-19 modification under Section 4013 of the CARES Act, and no loans were in-process for potential modification. At December 31, 2020, 52 loans totaling $79.5 million, or 0.60% of loans held for investment, remained within their modification period, of which $20.2 million of loans had migrated to the substandard risk grade. No loans were in-process for potential modification as of December 31, 2020. See Note 6 - Loans Held for Investment for additional information.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), OREO, and other repossessed assets owned. It is our general policy to place a loan on nonaccrual status when the loan becomes 90 days or more past due or when collection of principal or interest appears doubtful.

Nonperforming assets totaled $35.1 million, or 0.17% of total assets, at September 30, 2021, an increase from $29.2 million, or 0.15% of total assets, at December 31, 2020. There was no other real estate owned at September 30, 2021 and December 31, 2020. The increase in nonperforming assets during the nine month period ending September 30, 2021 was primarily attributable to $11.7 million of nonperforming loans added since the end of 2020, primarily CRE non-owner occupied and franchise non-real estate secured loans, partially offset by loan charge-offs and repayments during the nine months ended September 30, 2021. The Company had no loans 90 days or more past due and accruing at September 30, 2021 and December 31, 2020.

The following table sets forth our composition of nonperforming assets at the dates indicated:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Nonperforming assets
Investor loans secured by real estate
CRE non-owner-occupied	$12,179	$2,792
SBA secured by real estate	976	1,257
Total investor loans secured by real estate	13,155	4,049
Business loans secured by real estate
CRE owner-occupied	4,978	6,083
SBA secured by real estate	604	1,143
Total business loans secured by real estate	5,582	7,226
Commercial loans
Commercial and industrial	2,259	3,974
Franchise non-real estate secured	13,419	13,238
SBA non-real estate secured	664	707
Total commercial loans	16,342	17,919
Retail loans
Single family residential	11	15
Total retail loans	11	15
Total nonperforming loans	35,090	29,209
Other real estate owned	—	—
Other assets owned	—	—
Total	$35,090	$29,209

Allowance for credit losses	$211,481	$268,018
Allowance for credit losses as a percent of total nonperforming loans	603%	918%
Nonperforming loans as a percent of loans held for investment	0.25	0.22
Nonperforming assets as a percent of total assets	0.17	0.15
TDRs included in nonperforming loans	$17,557	—

Allowance for Credit Losses

The Company determines the ACL for loans and unfunded loan commitments in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans and unfunded loan commitments at the time of origination or acquisition. The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated statements of financial condition. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. Loans that have been deemed by management to no longer possess similar risk characteristics are evaluated individually under a discounted cash flow approach, and loans that have been deemed collateral dependent are evaluated individually based on the expected estimated fair value of the underlying collateral.

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

As of September 30, 2021, the Company’s ACL model used three probability-weighted scenarios representing a base-case scenario, an upside scenario, and a downside scenario. The weightings assigned to each scenario were as follows: the base-case scenario, or most likely scenario, was assigned a weighting of 40%, while the upside and downside scenarios were each assigned a weighting of 30%. These economic scenarios include the current and estimated future impact associated with the ongoing COVID-19 pandemic. The Company evaluated the weightings of each economic scenario in the current period with the assistance of Moody's Analytics, and determined the current weightings of 40% for the base-case scenario, and 30% for each of the upside and downside scenarios appropriately reflect the likelihood of outcomes for each scenario given the current economic environment. The use of three probability-weighted scenarios at September 30, 2021 and the weighting assigned to each scenario is consistent with the approach used in the Company’s ACL model at June 30, 2021 and December 31, 2020.

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

As of September 30, 2021, the Company’s ACL model incorporated the following assumptions for key economic variables in the base-case, upside and downside scenarios:

Base-case Scenario:
•U.S. unemployment declines to approximately 4.5% by the end of 2021. Unemployment continues to decline in 2022 to approximately 3.4% by the end of 2022. The rate of unemployment holds relatively constant at approximately 3.5% throughout 2023.
•U.S. real GDP experiences annualized growth of approximately 7% through the remainder of 2021. Growth in real GDP for 2022 under this scenario decelerates from an annualized rate of approximately 5% in early 2022 to approximately 1% by the end of 2022. Annualized real GDP growth of approximately 2-3% in 2023.
•CRE index experiences a slight decline throughout the remainder of 2021, with an annualized rate of decline of approximately -2% for 2021. The CRE index returns to moderate levels of growth beginning in the first quarter of 2022, with the annualized rate of growth increasing from 2% in early 2022 to 11% by the end of 2022. The CRE index is anticipated to increase approximately 7-9% on an annualized basis in 2023.

Upside Scenario:

•U.S. unemployment declines to approximately 4.3% by the end of 2021. The unemployment rates holds at approximately 3% throughout all of 2022 and 2023.
•U.S. real GDP experiences annualized growth of approximately 11% through the remainder of 2021. Growth in real GDP throughout 2022 decelerates from an annualized rate of approximately 7% in early 2022 to approximately 1% by the end of 2022. Annualized real GDP growth of approximately 1-2% in 2023.
•CRE index remains relatively unchanged throughout the remainder of 2021. The CRE index returns growth in 2022, with the annualized rate of growth increasing from 5% in early 2022 to 14% by the end of 2022. The CRE index is anticipated to experience a decelerating annualized rate of growth from approximately 10% in early 2023 to approximately 7% by the end of 2023.

Downside Scenario:

•U.S. unemployment increases to approximately 6.7% by the end of 2021. Unemployment remains elevated in 2022 at approximately 8-9%. Unemployment declines throughout 2023 to approximately 6.8% at the end of 2023.
•U.S. real GDP experiences a decline of approximately -3.5% for the remainder of 2021. Real GDP returns to modest annualized growth in the third quarter of 2022, with growth of approximately 1% for the remainder of 2022. Annualized real GDP fluctuates within a range of approximately 2-4% throughout 2023.
•CRE index experiences an annualized rate of decline throughout the remainder 2021 of approximately -5%. The CRE index is estimated to experience decelerating declines throughout 2022, with the annualized rate of decline slowing from approximately -16% in early 2022 to approximately -11% by the end of 2022. Under this scenario, the CRE index is anticipated to experience accelerating annualized growth throughout 2023 to approximately 18% by the end of 2023.

The Company periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not be limited to, factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL. As of September 30, 2021, qualitative adjustments included in the ACL totaled $6.5 million. These adjustments primarily relate to continued uncertainty concerning the strength of the economic recovery and how it may impact certain classes of loans in the loan portfolio. Management determined through additional review that the uneven recovery and continued government interventions are potentially underestimating the impact the ongoing COVID-19 pandemic may have on certain segments and classes of the loan portfolio, such as loans within the SBA, construction, franchise, and CRE owner-occupied classifications. Management reviews the need for an appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.

The decrease in the ACL for loans held for investment during the three months ended September 30, 2021 of $21.3 million was comprised of a $19.5 million provision recapture and $1.8 million in net charge-offs. The provision recapture for the three months ended September 30, 2021 was reflective of improving economic forecasts employed in the Company’s ACL model relative to prior periods and the favorable asset quality profile of the loan portfolio, partially offset by an increase in loans held for investment during the quarter. The decrease in the ACL for the nine months ended September 30, 2021 of $56.5 million was comprised of a $52.4 million provision recapture and $4.2 million in net charge-offs. The provision recapture for the nine months ended September 30, 2021 was also reflective of improving economic forecasts employed in the Company’s ACL model and the favorable asset quality profile of the loan portfolio, partially offset by an increase in loans held for investment during the first nine months of 2021.

The increase in the ACL for the three months ended September 30, 2020 of $232,000 was comprised of a $4.7 million provision for credit losses and $4.5 million in net charge-offs. The provision for credit losses for the three months ended September 30, 2020 is reflective of unfavorable, but improving economic forecasts used in the Company’s ACL model. The increase in the ACL for the nine months ended September 30, 2020 of $246.8 million is reflective of a $55.7 million addition associated with the Company’s adoption of ASC 326 on January 1, 2020, which was recorded through a cumulative effect adjustment to retained earnings, as well as a $180.3 million provision for credit losses on loans, net charge-offs of $10.5 million, and the establishment of $21.2 million in net ACL for PCD loans previously mentioned. The provision for credit losses of $180.3 million during the nine months ended September 30, 2020 is inclusive of $75.9 million related to the initial ACL required for the acquisition of non-PCD loans in the Opus acquisition. Under ASC 326, the Company is required to record an ACL for estimates of life-time credit losses on loans at the time of acquisition. For non-PCD loans, the initial ACL is established through a charge to provision for credit losses at the time of acquisition. However, the ACL for PCD loans is established through an adjustment to the loan’s purchase price (or initial fair value). Excluding the impact of the Opus acquisition, the provision for credit losses for the nine months ended September 30, 2020 is also reflective of unfavorable economic forecasts used in the Company’s ACL model driven by the COVID-19 pandemic.

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

At September 30, 2021, the Company believes the ACL was adequate to cover current expected credit losses in the loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the ACL change, including the size and composition of the loan portfolio, the credit quality of the loan portfolio, as well as forecasts of future economic conditions, the Company’s estimate of current expected credit losses could also significantly change and affect the level of future provisions for credit losses.

The following table sets forth the Company’s ACL, its corresponding percentage of the loan category balance, and the percentage of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	September 30, 2021			December 31, 2020
(Dollars in thousands)	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
Investor loans secured by real estate
CRE non-owner-occupied	$42,467	1.50%	20.2%	$49,176	1.84%	20.2%
Multifamily	52,164	0.91	40.8	62,534	1.21	39.1
Construction and land	8,017	2.74	2.1	12,435	3.86	2.4
SBA secured by real estate	3,879	7.84	0.3	5,159	9.00	0.4
Total investor loans secured by real estate	106,527	1.20	63.4	129,304	1.57	62.1
Business loans secured by real estate
CRE owner-occupied	33,679	1.50	16.0	50,517	2.39	16.0
Franchise real estate secured	9,626	2.72	2.6	11,451	3.29	2.6
SBA secured by real estate	5,104	7.30	0.5	6,567	8.25	0.6
Total business loans secured by real estate	48,409	1.82	19.1	68,535	2.70	19.2
Commercial loans
Commercial and industrial	37,595	1.99	13.5	46,964	2.66	13.4
Franchise non-real estate secured	17,518	4.46	2.8	20,525	4.61	3.4
SBA non-real estate secured	632	4.96	0.1	995	6.24	0.1
Total commercial loans	55,745	2.43	16.4	68,484	3.07	16.9
Retail loans
Single family residential	529	0.37	1.0	1,204	0.52	1.8
Consumer loans	271	4.22	0.1	491	7.09	—
Total retail loans	800	0.53	1.1	1,695	0.71	1.8
Total	$211,481	1.51%	100.0%	$268,018	2.02%	100.0%

At September 30, 2021, the ratio of allowance for credit losses to loans held for investment was 1.51%, a decrease from 2.02% at December 31, 2020. Our unamortized fair value discount on the loans acquired totaled $85.0 million, or 0.60% of total loans held for investment, at September 30, 2021, compared to $113.8 million, or 0.85% of total loans held for investment, at December 31, 2020.

The following table sets forth the activity within the Company’s allowance for credit losses in each of the loan categories listed for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2021	2021	2020	2021	2020
Balance, beginning of period	$232,774	$266,999	$282,271	$268,018	$35,698
Adoption of ASC 326 (1)	—	—	—	—	55,686
Initial ACL recorded for PCD Loans	—	—	—	—	21,242
Provision for credit losses	(19,543)	(33,131)	4,702	(52,359)	180,341
Charge-offs
Investor loans secured by real estate
CRE non-owner-occupied	—	—	(443)	(154)	(830)
Construction and land	—	—	(377)	—	(377)
SBA secured by real estate	(158)	—	(145)	(423)	(699)
Business loans secured by real estate
CRE owner-occupied	—	—	(1,739)	—	(1,739)
SBA secured by real estate	—	—	—	(98)	(315)
Commercial loans
Commercial and industrial	(84)	(3,290)	(2,437)	(4,653)	(5,213)
Franchise non-real estate secured	(2,398)	—	(207)	(2,554)	(1,434)
SBA non-real estate secured	—	—	(10)	—	(803)
Retail loans
Single family residential	—	—	—	—	(62)
Consumer loans	—	—	(129)	—	(137)
Total charge-offs	(2,640)	(3,290)	(5,487)	(7,882)	(11,609)
Recoveries
Investor loans secured by real estate
SBA secured by real estate	—	—	34	—	34
Business loans secured by real estate
CRE owner-occupied	14	15	21	44	44
SBA secured by real estate	50	80	76	130	147
Commercial loans
Commercial and industrial	729	2,098	10	3,428	37
Franchise non-real estate secured	80	—	865	80	865
SBA non-real estate secured	15	2	8	19	13
Retail loans
Single family residential	2	1	2	3	3
Consumer loans	—	—	1	—	2
Total recoveries	890	2,196	1,017	3,704	1,145
Net loan charge-offs	(1,750)	(1,094)	(4,470)	(4,178)	(10,464)
Balance, end of period	$211,481	$232,774	$282,503	$211,481	$282,503

Ratios
Annualized net charge-offs to average total loans, net	0.05%	0.03%	0.13%	0.04%	0.12%
Allowance for loan losses to loans held for investment at end of period	1.51	1.71	2.10	1.51	2.10
Allowance for loan losses to loans held for investment at end of period, excluding SBA PPP loans	1.51	1.71	2.10	1.51	2.10
________________________________________________
(1) Effective January 1, 2020, the allowance for credit losses is accounted for under ASC 326, which is reflective of estimated expected lifetime credit losses. Prior to January 1, 2020, the allowance was accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the balance sheet date.

Investment Securities

We primarily use our investment portfolio for liquidity purposes, capital preservation, and to support our interest rate risk management strategies. Investments totaled $4.88 billion at September 30, 2021, an increase of $925.5 million, or 23.4%, from $3.95 billion at December 31, 2020. The increase was primarily the result of $2.08 billion in purchases, primarily mortgage-backed securities, partially offset by $617.1 million in sales, $456.8 million in principal payments, amortization, and redemptions, and a $79.7 million decrease in mark-to-market fair value adjustments.

During the third quarter of 2021, the Company reassessed classification of certain investment securities and transferred approximately $157.6 million of municipal bonds from available-for-sale to held-to-maturity securities. The transfer of these securities was accounted for at fair value with a net carrying amount of $154.5 million and pre-tax unrealized loss of $3.2 million reflected as a discount on the date of transfer. This discount, as well as the related unrealized loss in accumulated other comprehensive income, is amortized into interest income as a yield adjustment through earnings over the remaining term of the securities. The amortization of the unrealized holding loss reported in accumulated other comprehensive income largely offsets the effect on interest income of the amortization of the discount. No gains or losses were recorded at the time of transfer. See Note 5 — Investment Securities to the consolidated financial statements in this Form 10-Q.

Effective January 1, 2020, the Company adopted the new CECL accounting standard. The Company’s assessment of held-to-maturity and available-for-sale investment securities as of January 1, 2020 indicated that an ACL was not required. The Company determined the likelihood of default on held-to-maturity investment securities was remote, and the amount of expected non-repayment on those investments was zero. The Company also analyzed available-for-sale investment securities that were in an unrealized loss position as of January 1, 2020 and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As of September 30, 2021, the Company had an ACL of $11,000 for held-to-maturity investment securities. These securities were transferred from available-for-sale to held-to-maturity during the third quarter of 2021. The Company did not record an ACL for held-to-maturity investment securities at December 31, 2020, because the likelihood of non-repayment is remote. As of September 30, 2021 and December 31, 2020, there was no ACL for the Company’s available-for-sale investment securities. There were no investment securities classified as PCD upon acquisition of Opus during the second quarter of 2020. We recorded no allowance for credit losses for available-for-sale or held-to-maturity investment securities during the nine months ended September 30, 2020.

The following table sets forth the fair values and weighted average yields on our investment securities portfolio by contractual maturity at the date indicated:

	September 30, 2021
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Investment securities available-for-sale:
U.S. Treasury	$—	—%	$31,734	2.45%	$47,608	1.18%	$—	—%	$79,342	1.68%
Agency	—	—	353,184	0.92	134,426	1.43	42,483	1.32	530,093	1.08
Corporate	10,029	1.00	21,227	1.03	355,135	2.93	—	—	386,391	2.77
Municipal bonds	—	—	3,731	2.46	96,849	1.81	1,155,286	2.09	1,255,866	2.07
Collateralized mortgage obligations	—	—	41,631	0.46	223,612	0.95	396,988	1.19	662,231	1.06
Mortgage-backed securities	—	—	12,704	2.50	709,155	1.16	1,074,033	1.48	1,795,892	1.36
Total securities available-for-sale	10,029	1.00	464,211	1.04	1,566,785	1.60	2,668,790	1.70	4,709,815	1.59
Investment securities held-to-maturity:
Municipal bonds	—	—	—	—	—	—	152,163	2.09	152,163	2.09
Mortgage-backed securities	—	—	—	—	—	—	15,459	2.43	15,459	2.43
Other	—	—	—	—	—	—	1,532	0.97	1,532	0.97
Total securities held-to-maturity	—	—	—	—	—	—	169,154	2.11	169,154	2.11
Total securities	$10,029	1.00%	$464,211	1.04%	$1,566,785	1.60%	$2,837,944	1.72%	$4,878,969	1.61%

Liabilities and Stockholders’ Equity

Total liabilities were $18.17 billion at September 30, 2021, compared to $16.99 billion at December 31, 2020. The increase of $1.18 billion, or 6.9%, from December 31, 2020 was primarily due to a $1.26 billion increase in deposits, and a $119.0 million increase in FHLB advances, partially offset by a decrease of $171.1 million in subordinated debentures.

Deposits.  At September 30, 2021, deposits totaled $17.47 billion, an increase of $1.26 billion, or 7.7%, from $16.21 billion at December 31, 2020. Non-maturity deposits totaled $16.36 billion, or 93.6% of total deposits, an increase of $1.77 billion, or 12.1%, from December 31, 2020. The increase in deposits included $830.4 million in noninterest-bearing checking, $564.6 million in interest-bearing checking, and $374.6 million in money market/savings, primarily driven by an increase in business deposit account balances, partially offset by decreases of $358.4 million in retail certificates of deposit and $155.3 million in brokered certificates of deposit.

The total end of period weighted average rate of deposits at September 30, 2021 was 0.04%, a decrease from 0.18% at December 31, 2020, principally driven by lower pricing across all deposit product categories as well as the improvement in deposit mix.

Our ratio of loans held for investment to deposits was 80.0% and 81.6% at September 30, 2021 and December 31, 2020, respectively.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates as of the last day of each period for each category of deposits presented:

	September 30, 2021			December 31, 2020
(Dollars in thousands)	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
Noninterest-bearing checking	$6,841,495	39.2%	—%	$6,011,106	37.1%	—%
Interest-bearing deposits:
Checking	3,477,902	19.9	0.02	2,913,260	18.0	0.06
Money market	5,625,739	32.2	0.06	5,302,073	32.7	0.23
Savings	411,793	2.4	0.02	360,896	2.2	0.09
Time deposit accounts:
Less than 1.00%	1,054,186	6.0	0.22	928,830	5.7	0.32
1.00 - 1.99	52,383	0.3	1.49	579,570	3.6	1.49
2.00 - 2.99	6,321	—	2.23	118,358	0.7	2.34
3.00 - 3.99	180	—	3.45	46	—	4.00
4.00 - 4.99	—	—	—	38	—	4.30
5.00 and greater	—	—	—	—	—	—
Total time deposit accounts	1,113,070	6.4	0.29	1,626,842	10.0	0.88
Total interest-bearing deposits	10,628,504	60.8	0.07	10,203,071	62.9	0.28
Total deposits	$17,469,999	100.0%	0.04%	$16,214,177	100.0%	0.18%

At September 30, 2021, we had $881.3 million in certificates of deposit with balances of $100,000 or more, and $514.8 million in certificates of deposit with balances of $250,000 or more with maturities as follows:

	At September 30, 2021
(Dollars in thousands)	$100,000 through $250,000			Greater than $250,000			Total
Maturity Period	Amount	Weighted Average Rate	% of Total Deposits	Amount	Weighted Average Rate	% of Total Deposits	Amount	Weighted Average Rate	% of Total Deposits
Certificates of deposit
Three months or less	$75,369	0.37%	0.43%	$336,590	0.15%	1.93%	$411,959	0.19%	2.36%
Over three months through 6 months	75,502	0.24	0.43	49,171	0.24	0.28	124,673	0.24	0.71
Over 6 months through 12 months	132,311	0.38	0.76	106,684	0.43	0.61	238,995	0.40	1.37
Over 12 months	83,317	0.34	0.48	22,331	0.41	0.13	105,648	0.36	0.60
Total	$366,499	0.34%	2.10%	$514,776	0.23%	2.95%	$881,275	0.27%	5.04%

Borrowings.  At September 30, 2021, total borrowings amounted to $480.4 million, a decrease of $52.1 million, or 9.8%, from $532.5 million at December 31, 2020, primarily due to the redemption of $170.4 million in subordinated debentures, partially offset by increases of $119.0 million in FHLB advances. At September 30, 2021, total borrowings represented 2.3% of total assets and had an end of period weighted average rate of 3.71%, compared with 2.7% of total assets at a weighted average rate of 5.16% at December 31, 2020.

At September 30, 2021, total borrowings were comprised of the following:

•Subordinated notes of $60.0 million at a fixed rate of 5.75% due September 3, 2024 (the “Notes I”) and a carrying value of $59.6 million, net of unamortized debt issuance cost of $359,000. Interest is payable semiannually at 5.75% per annum;
•Subordinated notes of $125.0 million at 4.875% fixed-to-floating rate due May 15, 2029 (the “Notes II”) and a carrying value of $123.1 million, net of unamortized debt issuance cost of $1.9 million. Interest is payable semiannually at an initial fixed rate of 4.875% per annum. From and including May 15, 2024, but excluding the maturity date or the date of earlier redemption, the Notes II will bear interest at a floating rate equal to three-month LIBOR plus a spread of 2.50% per annum, payable quarterly in arrears; and
•Subordinated notes of $150.0 million at 5.375% fixed-to-floating rate due June 15, 2030 (the “Notes III”) and a carrying value of $147.7 million, net of unamortized debt issuance cost of $2.3 million. Interest on the Notes III accrue at a rate equal to 5.375% per annum from and including June 15, 2020 to, but excluding, June 15, 2025, payable semiannually in arrears. From and including June 15, 2025 to, but excluding, June 15, 2030 or the earlier redemption date, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be three-month term SOFR, plus a spread of 517 basis points, payable quarterly in arrears.

For additional information about the subordinated notes, subordinated debentures, and trust preferred securities, see Note 9 — Subordinated Debentures to the consolidated financial statements in this Form 10-Q.

The following table sets forth certain information regarding the Company’s borrowed funds at the dates indicated:

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB advances	$150,000	0.15%	$31,000	1.53%
Subordinated debentures	330,408	5.33	501,511	5.38
Total borrowings	$480,408	3.71%	$532,511	5.16%

Weighted average cost of borrowings during the quarter	5.43%		5.12%
Borrowings as a percent of total assets	2.3		2.7

Stockholders’ Equity.  Total stockholders’ equity was $2.84 billion as of September 30, 2021, a $91.5 million increase from $2.75 billion at December 31, 2020. The current year increase in stockholders’ equity was primarily due to $255.1 million net income, partially offset by $90.7 million in cash dividends, $59.1 million in comprehensive loss, and $18.1 million in repurchase of common stock during the nine months ended September 30, 2021.

Our book value per share increased to $30.08 at September 30, 2021 from $29.07 at December 31, 2020. At September 30, 2021, the Company’s tangible common equity to tangible assets ratio was 9.30%, a decrease from 9.40% at December 31, 2020.

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

In addition to the interest payments on loans and investments as well as fees collected on the services we provide, our primary sources of funds generated during the first nine months of 2021 were from:

•Principal payments on loans held for investment of $2.21 billion;
•Deposit growth of $1.26 billion;
•Proceeds of $630.4 million from the sale or maturity of securities available-for-sale;
•Principal payments on securities of $436.7 million; and
•Increased FHLB borrowing of $119.0 million.

We used these funds to:

•Originate loans held for investment of $2.97 billion;
•Purchase available-for-sale securities of $2.08 billion;
•Redeem subordinated debentures of $170.4 million;
•Purchase bank-owned life insurance of $150.0 million;
•Return capital to shareholders through $90.7 million in dividends;
•Originate loans held for sale of $34.9 million;
•Fund the CRA investments of $19.0 million; and
•Repurchase some of the Company’s common stock at a total cost of $18.1 million.

Our most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on our operating, lending, and investing activities during any given period. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. At September 30, 2021, cash and cash equivalents totaled $322.3 million, and the market value of our investment securities available-for-sale totaled $4.71 billion. If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve Board’s lending programs, as well as loan and investment securities sales. As of September 30, 2021, the maximum amount we could borrow through the FHLB was $8.21 billion, of which $5.57 billion was remaining available for borrowing based on collateral pledged of $8.31 billion in real estate loans. At September 30, 2021, we had $150.0 million in FHLB borrowings. At September 30, 2021, we also had a $20.3 million line with the FRB discount window secured by investment securities as well as unsecured lines of credit aggregating to $340.0 million with other financial institutions from which to draw funds. As of September 30, 2021, our liquidity ratio was 27.6%, which is above the Company’s minimum policy requirement of 10.0%. The Company regularly monitors liquidity, models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

To the extent that 2021 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit, or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 15% of total deposits or 12% of total assets, as a secondary source for funding. At September 30, 2021, we had $5.6 million in brokered money market deposits which constituted 0.03% of total deposits and 0.03% of total assets at that date.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations. During the nine months ended September 30, 2021, the Bank paid $90.5 million in dividends to the Corporation.

The Corporation maintained a line of credit with U.S. Bank with availability of $15.0 million that matured in September 2021. The Corporation renewed the line of credit, extended the maturity date to September 27, 2022, and increased the aggregate principal amount to $25.0 million. This line of credit provides an additional source of liquidity at the Corporation level and had no outstanding balance at September 30, 2021.

During the second and third quarters of 2021, the Company redeemed the subordinated debentures for an aggregate amount of $170.4 million. See Note 9 - Subordinated Debentures for additional information.

During 2021, the Corporation declared a quarterly dividend payment of $0.30 per share for the first quarter and $0.33 per share for each subsequent quarter. On October 19, 2021, the Company's Board of Directors declared a $0.33 per share dividend, payable on November 12, 2021 to stockholders of record as of November 1, 2021. The Corporation’s Board of Directors periodically reviews whether to declare or pay cash dividends, taking into account, among other things, general business conditions, the Company’s financial results, future prospects, capital requirements, legal and regulatory restrictions, and such other factors as the Corporation’s Board of Directors may deem relevant.

On January 11, 2021, the Company’s Board of Directors approved a new stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock, representing approximately 5% of the Company’s issued and outstanding shares of common stock and approximately $150 million of common stock as of December 31, 2020 based on the closing price of the Company’s common stock on December 31, 2020. During the third quarter of 2021, the Company purchased 280,270 shares for a total of $11.2 million, or $39.82 per share, under this stock repurchase program. The total number of common stock shares repurchased during the nine months ended September 30, 2021 under the program was 479,944 shares for a total of $18.1 million, or $37.61 per share. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	September 30, 2021
(Dollars in thousands)	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Contractual obligations
FHLB advances	$150,000	$—	$—	$—	$150,000
Subordinated debentures	—	59,641	—	270,767	330,408
Certificates of deposit	975,205	78,183	7,152	52,530	1,113,070
Operating leases	20,326	37,758	21,643	10,531	90,258
Total contractual cash obligations	$1,145,531	$175,582	$28,795	$333,828	$1,683,736

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed. Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. As of September 30, 2021, we had commitments to extend credit on existing lines and letters of credit of $2.50 billion, compared to $1.95 billion at December 31, 2020.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	September 30, 2021
(Dollars in thousands)	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Other unused commitments
Commercial and industrial	$731,497	$882,525	$99,230	$96,328	$1,809,580
Construction	44,295	253,621	83,381	—	381,297
Agribusiness and farmland	15,075	36,242	570	14,503	66,390
Home equity lines of credit	3,160	5,813	1,817	54,633	65,423
Standby letters of credit	45,074	—	—	—	45,074
All other	49,798	27,005	3,447	56,174	136,424
Total commitments	$888,899	$1,205,206	$188,445	$221,638	$2,504,188

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

Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. The capital conservation buffer fully phased in at 2.50% by January 1, 2019. At September 30, 2021, the Company and Bank are in compliance with the capital conservation buffer requirement and exceeded the minimum common equity Tier 1, Tier 1, and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.00%, 8.50%, and 10.50%, respectively, and the Bank qualified as “well-capitalized” for purposes of the federal bank regulatory prompt corrective action regulations.

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

For regulatory capital purposes, the Corporation’s subordinated debt is included in Tier 2 capital. Total capital ratio of the Company and the Bank were impacted by the redemptions of subordinated debentures during the second and third quarter of 2021 and remained above the regulatory minimum required for capital adequacy purposes, inclusive of capital conservation buffer. See Note 9 - Subordinated Debentures for additional information.

As defined in applicable regulations and set forth in the table below, the Corporation and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the “well capitalized” standards and the required conservation buffer at the dates indicated:

	Actual	Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer	Minimum Required For Well Capitalized Requirement
September 30, 2021
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	9.85%	4.00%	N/A
Common equity tier 1 capital ratio	11.96%	7.00%	N/A
Tier 1 capital ratio	11.96%	8.50%	N/A
Total capital ratio	14.56%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	11.38%	4.00%	5.00%
Common equity tier 1 capital ratio	13.81%	7.00%	6.50%
Tier 1 capital ratio	13.81%	8.50%	8.00%
Total capital ratio	14.61%	10.50%	10.00%

	Actual	Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer	Minimum Required For Well Capitalized Requirement
December 31, 2020
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	9.47%	4.00%	N/A
Common equity tier 1 capital ratio	12.04%	7.00%	N/A
Tier 1 capital ratio	12.04%	8.50%	N/A
Total capital ratio	16.31%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	10.89%	4.00%	5.00%
Common equity tier 1 capital ratio	13.84%	7.00%	6.50%
Tier 1 capital ratio	13.84%	8.50%	8.00%
Total capital ratio	15.89%	10.50%	10.00%

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

The following table shows the projected NII and net interest margin of the Company at September 30, 2021 and December 31, 2020, assuming instantaneous parallel interest rate shifts in the first month of the following quarter:

September 30, 2021
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
200	683,650	3,608	0.5	3.59
100	680,673	631	0.1	3.58
Static	680,042	—	—	3.57
-100	659,287	(20,755)	(3.1)	3.46
-200	638,027	(42,015)	(6.2)	3.35

December 31, 2020
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
200	678,071	4,892	0.7	3.66
100	673,368	189	—	3.64
Static	673,179	—	—	3.64
-100	657,184	(15,995)	(2.4)	3.55
-200	646,912	(26,267)	(3.9)	3.49

The following table shows the EVE and projected change in the EVE of the Company at September 30, 2021 and December 31, 2020, assuming instantaneous parallel interest rate shifts in the first month of the following quarter:

September 30, 2021
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
200	2,702,660	138,146	5.4	14.82
100	2,657,586	93,073	3.6	14.10
Static	2,564,514	—	—	13.17
-100	2,358,047	(206,467)	(8.1)	11.71
-200	1,933,927	(630,587)	(24.6)	9.31

December 31, 2020
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
200	2,803,543	85,252	3.1	15.57
100	2,774,537	56,246	2.1	14.91
Static	2,718,291	—	—	14.12
-100	2,535,779	(182,512)	(6.7)	12.73
-200	2,150,082	(568,209)	(20.9)	10.46

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 11, 2021, the Company’s Board of Directors approved a new stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock. The stock repurchase program may be limited or terminated at any time without notice. During the third quarter of 2021, the Company purchased 280,270 shares for a total of $11.2 million, or $39.82 per share, under this stock repurchase program.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the third quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 to July 31, 2021	—	$—	—	4,525,326
August 1, 2021 to August 31, 2021	280,270	39.82	280,270	4,245,056
September 1, 2021 to September 30, 2021	—	—	—	4,245,056
Total	280,270		280,270
Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit 2.1	Agreement and Plan of Reorganization, dated as of January 31, 2020 by and between Pacific Premier Bancorp, Inc., Pacific Premier Bank and Opus Bank (1)
Exhibit 3.1	Second Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
Exhibit 3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (2)
Exhibit 4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (3)
Exhibit 4.2	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the SEC upon request.
Exhibit 10.1	Employment Agreement, effective as of August 30, 2021, by and among Pacific Premier Bancorp, Inc., Pacific Premier Bank and Steven R. Gardner (4)
Exhibit 10.2	Employment Agreement, effective as of August 30, 2021, by and among Pacific Premier Bancorp, Inc., Pacific Premier Bank and Ronald J. Nicolas, Jr. (4)
Exhibit 10.3	Employment Agreement, effective as of August 30, 2021, by and between Pacific Premier Bank and Edward E. Wilcox (4)
Exhibit 10.4	Employment Agreement, effective as of August 30, 2021, by and between Pacific Premier Bank and Michael S. Karr (4)
Exhibit 10.5	Employment Agreement, effective as of August 30, 2021, by and between Pacific Premier Bank and Thomas E. Rice (4)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page of Pacific Premier Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (contained in Exhibit 101)

(1) Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on February 6, 2020.
(2) Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 15, 2018.
(3) Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Registration No. 333-20497) filed with the SEC on January 27, 1997.
(4) Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on September 3, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

Date:	November 5, 2021	By:	/s/ Steven R. Gardner
Steven R. Gardner
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2021	By:	/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)