Form 10-K
period 2021-12-31
PACIFIC PREMIER BANCORP INC
filed 2022-02-25
CIK 1028918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, was approximately $3.91 billion and was based upon the closing price per share as reported on the NASDAQ Stock Market as of June 30, 2021, the last business day of the most recently completed second fiscal quarter.

As of February 18, 2022, the Registrant had 94,384,961 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

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

This Annual Report on Form 10-K contains information and statements that are considered “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections, and statements of our beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” or words or phrases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors, which are in many instances, beyond our control. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements.

Given the ongoing and dynamic nature of the Coronavirus Disease 2019 (“COVID-19”) pandemic, the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects remain uncertain. Although general business and economic conditions have begun to recover, the recovery could be slowed or reversed by a number of factors, including increases in COVID-19 infections, the tight labor market, supply chain disruptions, inflationary pressures, or turbulence in domestic or global financial markets, which could adversely affect our revenues, the values of our assets and liabilities, and our profitability, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility, which could result in impairment to our goodwill or other intangible assets in future periods. Changes to statutes, regulations, or regulatory policies or practices as a result of, or in response, to the COVID-19 pandemic could affect us in substantial and unpredictable ways, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance. In addition to the foregoing, the following additional factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•The strength of the United States economy in general and the strength of the local economies in which we conduct operations;
•The effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
•Inflation/deflation, interest rate, market, and monetary fluctuations;
•The effect of changes in accounting policies and practices or accounting standards, as may be adopted from time to time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”), or other accounting standards setters, including Accounting Standards Update (“ASU” or “Update”) 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the Current Expected Credit Loss (“CECL”) model, which has changed how we estimate credit losses and has increased the required level of our allowance for credit losses since adoption on January 1, 2020;

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
•The transition away from USD London Interbank Offering Rate (“LIBOR”) and related uncertainty and costs regarding potential alternative reference rates, including Secured Overnight Financing Rate (“SOFR”);
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
•Cybersecurity threats and the cost of defending against them;
•Climate change, including the enhanced regulatory, compliance, credit and reputational risks and costs;
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

GENERAL DEVELOPMENT AND DESCRIPTION OF OUR BUSINESS

We are a California-based bank holding company incorporated in 1997 in the State of Delaware and a registered bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”). Our wholly-owned subsidiary, Pacific Premier Bank, is a California state-chartered commercial bank. The Bank was founded in 1983 as a state-chartered thrift and subsequently converted to a federally-chartered thrift in 1991. The Bank converted to a California-chartered commercial bank and became a member of the Federal Reserve System in March 2007. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”), which is a member bank of the Federal Home Loan Bank System. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount currently allowable under federal law. The Bank is currently subject to examination and regulation by the Federal Reserve and the Federal Reserve Bank of San Francisco (“FRB”), the California Department of Financial Protection and Innovation (“DFPI”), the Consumer Financial Protection Bureau (“CFPB”), and the FDIC. We primarily conduct business throughout the Western Region of the United States from our 61 full-service depository branches located in Arizona, California, Nevada, Oregon, and Washington.

As a result of our organic and strategic growth strategy we have developed a variety of banking products and services within our targeted markets in the Western United States tailored to small- and middle-market businesses, corporations, including the owners and employees of those businesses, professionals, real estate investors, and non-profit organizations. We also have acquired and enhanced nationwide specialty banking products and services for Homeowners’ Associations (“HOA”) and HOA management companies, as well as experienced owner-operated franchisees in the quick service restaurant (“QSR”) industry. We have also expanded our specialty product and service offerings to include commercial escrow services through our Commerce Escrow division, which facilitates commercial escrow services and tax-deferred commercial real estate exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended, as well as individual retirement account (“IRA”) custodial and maintenance services through our Pacific Premier Trust division, which serves as a custodian for self-directed IRAs.

At December 31, 2021, we had consolidated total assets of $21.09 billion, net loans of $14.10 billion, total deposits of $17.12 billion, and consolidated total stockholders’ equity of $2.89 billion. At December 31, 2021, the Bank was considered a “well-capitalized” financial institution for regulatory capital purposes.

Our Strategic Focus

We strive to be an innovative, growth-oriented organization, keenly focused on building shareholder value through delivering consistent financial performance, creating franchise value, practicing sound enterprise risk management, and effectively and prudently managing capital. We have a significant market presence and a strong core deposit base in several major metropolitan markets along the Western United States.

Our business strategy is focused on continuing to drive profitable growth and generate operational efficiencies with an emphasis on gaining scale and leveraging our investments in technology. Throughout our history, we have achieved our growth objectives through a two-pronged approach of strategic acquisitions and organic growth.

•Strategic Growth. We have successfully completed 11 acquisitions since 2011, five of which have occurred since 2016 and have accelerated our growth nearly eight-fold from $2.79 billion in total assets as of the end of 2015 to $21.09 billion as of December 31, 2021. Through this strategic growth, we have expanded our customer base into new geographies and have diversified and enhanced the types of products and services we are able to offer, particularly with respect to specialty businesses.

•Organic Growth. We offer a full suite of products and services to a wide range of business; however, we focus our organic growth initiatives primarily on new and existing small- and middle- market business clients. We successfully leverage technology and our disciplined approach to business development and excellent client service to reinforce our relationship-based business banking model and deepen our existing client relationships. We have designed our deposit accounts, digital banking platform, and treasury management services specifically with these clients in mind.

While executing on our two-pronged approach to growth, we have maintained our focus on prudent liquidity and capital management, as well as comprehensive and effective enterprise risk management. In addition, as our organization has grown in size, complexity and geographic reach, our commitment to promoting a diverse, inclusive and equitable environment for our professionals and the communities we serve has become increasingly important to our long-term success.

Commercial Lending

We believe our effective execution of our combination of strategic and organic growth has positioned us to provide a full complement of flexible and structured loan products tailored to meet the diverse borrowing and capital needs of these customers. Our core lending business continues to focus on small- and medium-sized businesses and corporations through commercial business loans, lines of credit, SBA loans, commercial real estate loans, agribusiness loans, franchise lending, home equity lines of credit, and construction loans.

•Commercial and Industrial (“C&I”) and Franchise Lending.  We originate C&I loans secured by business assets including inventory, receivables, and machinery and equipment to businesses located in our primary market area. Loan types include revolving lines of credit, term loans, seasonal loans, loans to the agricultural community, and loans secured by liquid collateral such as cash deposits or marketable securities. Franchise credit facilities not secured by real estate and HOA credit facilities are included in C&I loans. Franchise loans are made to QSR franchises nationwide and include financing for equipment, real estate, new store development, remodeling, refinancing, acquisition, and recapitalization. We also issue letters of credit on behalf of our customers, backed by deposits or other collateral with the Company. At December 31, 2021, C&I loans, including franchise loans not secured by real estate, totaled $2.50 billion, constituting 17.4% of our gross loans held for investment. At December 31, 2021, we had commitments to extend additional credit on C&I loans up to $1.95 billion.

•Commercial Owner-Occupied Business Lending.  We originate and purchase loans secured by owner-occupied commercial real estate (“CRE”), such as small office and light industrial buildings, and mixed-use commercial properties located in our primary market areas. We also make loans secured by special purpose properties, such as gas stations and churches. Franchise loans secured by real estate are also included in this category. Pursuant to our underwriting policies, owner-occupied CRE loans may be made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the collateral property. Loans are generally made for terms of up to 25 years with amortization periods up to 25 years. At December 31, 2021, we had $2.63 billion of owner-occupied CRE secured loans, constituting 18.4% of our gross loans held for investment.

•Commercial Non-Owner-Occupied Real Estate Lending.  We originate and purchase loans that are secured by CRE, such as retail centers, small office and light industrial buildings, and mixed-use commercial properties located in our primary market areas that are not occupied by the borrower. We also make loans secured by special purpose properties, such as hotels and self-storage facilities. Pursuant to our underwriting practices, non-owner-occupied CRE loans may be made in amounts up to 75% of the lesser of the appraised value or the purchase price of the collateral property. We consider the net operating income of the property and typically require a stabilized debt service coverage ratio of at least 1.25:1, based on the qualifying loan interest rate. Loans are generally made for terms of 10 years, with amortization periods up to 25 years. At December 31, 2021, we had $2.77 billion of non-owner- occupied CRE secured loans, constituting 19.4% of our gross loans held for investment.

•Multifamily Residential Lending.  We originate and purchase loans secured by multifamily residential properties (five units and greater) located in our primary market areas. Pursuant to our underwriting practices, multifamily residential loans may be made in an amount up to 75% of the lesser of the appraised value or the purchase price of the collateral property. In addition, we generally require a stabilized minimum debt service coverage ratio of at least 1.25:1, based on the qualifying loan interest rate. Loans are made for terms of up to 10 years with amortization periods up to 30 years. Loans can be made with interest-only periods of up to 5 years. At December 31, 2021, we had $5.89 billion of multifamily real estate secured loans, constituting 41.2% of our gross loans held for investment.

•Construction Lending.  We originate loans for the construction of for-sale 1-4 family homes, multifamily residences, and CRE properties in our market areas. We concentrate our 1-4 family construction lending on single homes and small infill projects in established neighborhoods where there is not abundant land available for development. Multifamily and commercial construction loans are made to experienced developers for projects with strong market demand. Pursuant to our underwriting practices, construction loans may be made in an amount up to the lesser of 80% of the expected completed value of or 85% of the cost to build the collateral property. Loans generally are made solely for the term of construction, typically less than 24 months. We require that the owner’s equity is injected prior to the advance of the loan proceeds. At December 31, 2021, construction loans totaled $214.8 million, constituting 1.5% of our gross loans held for investment, and we had commitments to extend additional construction credit of $372.5 million.

•HOA Lending. We originate loans and provide deposit and other services to HOAs, HOA management companies, property management companies, and their respective clients nationwide. At December 31, 2021, we had $84.7 million of HOA loans, which represented less than 1% of our gross loans held for investment.

•Consumer Loans.  We originate a limited number of consumer loans, generally for existing banking customers, which consist primarily of small balance personal unsecured loans and savings account secured loans. Before we make a consumer loan, we assess the applicant’s ability to repay the loan and, if applicable, the value of the collateral securing the loan. At December 31, 2021, we had $5.7 million in consumer loans, which represented less than 1% of our gross loans held for investment.

Diversifying Our Loan Portfolio

The graphics below show the diversification of our loans held for investment portfolio as of December 31, 2021 by loan type and geography.

Leveraging Technology to Enhance Our Banking Products and Services and Facilitate Organic Growth

We are committed to leveraging technology to expand our suite of banking products and services. As a result, our strategic plan is focused on driving organic growth through a technology-enabled business development process. Examples of our technology advancements to enhance our banking products and services include:

•Over the past several years, we have continued to leverage our investments in technology through integrating our proprietary Premier 360™, a Salesforce™ enabled platform, which is ingrained throughout our organization. This technology provides enhanced client and data management by optimizing our business development process and accelerating new client acquisition. Since implementing Premier 360™, we have also gained operational efficiencies through streamlined workflow management. These process improvements include automating workflows centered on making the customer experience more efficient and optimized resource allocation. Additionally, our Premier 360™ platform, coupled with innovative call center technology, has provided our employees with the proper tools to deliver best-in-class customer service. This holistic approach to leveraging our investments in technology throughout the organization provides our bankers with the ability to better pursue business opportunities with new and existing clients.
•We have invested in, and developed, our Pacific Premier API Banking platform, which connects and integrates cash management treasury functions through our clients’ existing financial software platforms. This internal software enables greater automation, efficiency, and improved workflow, which enhances our customer experience.
•During 2021, our Pacific Premier Trust division converted its wealth business operating system to the SEI Wealth PlatformTM, which provides for greater operating efficiencies and enhanced client service.

We believe that these and other innovative technologies and processes have contributed significantly to our organic growth and our ability to develop and expand our specialty banking products and services, some of which are briefly described below.

Through our HOA & Property Banking group, we provide a variety of specialized treasury management and loan products specifically designed for HOAs and HOA management companies nationwide. These services include customized accounts receivable and accounts payable tools, real time information and image reporting, which often integrates seamlessly into the customer’s accounting and property management software via our proprietary Pacific Premier Bank API platform. Since acquiring this business in 2013, we have grown HOA deposits five-fold to over $2.12 billion as of December 31, 2021, which represents approximately 12% of our total deposits as of that date, and represents a diversified client base serving HOAs and HOA management companies nationwide.

Pacific Premier Franchise Capital provides, through a consultative sales approach, a full array of conventional loan products to experienced, multi-unit franchisees of well-known quick-service franchised restaurant brands across the United States. These products include loans for equipment, real estate, new store development, remodels, acquisitions, refinancing, and recapitalizations. Since acquiring this business in 2014, Pacific Premier Franchise Capital had a nearly ten-fold increase from $78.8 million in total loans outstanding as of the date of acquisition to $773.0 million in total loans outstanding as of December 31, 2021.

Our SBA Financing group offers Small Business Administration (“SBA”) and U.S. Department of Agriculture (“USDA”) loans nationwide, which provide entrepreneurs and small business owners access to credit needed for equipment, working capital, real estate, and overall growth. We are approved to originate loans under the SBA’s Preferred Lenders Program, enabling us to originate loans within a significantly shorter timeframe from application to funding. During 2020, we originated and subsequently sold $1.13 billion in loans for customers under the SBA’s Paycheck Protection Program (“PPP”) and continue to provide SBA products and services to our clients.

Our Pacific Premier Trust division serves as a custodian for alternative assets held in qualified self-directed IRA accounts, including investments in private equity, real estate, notes, cash, and other non-exchange traded assets. Through our Pacific Premier Trust division, which we acquired in June 2020, we work with self-directed investors, financial institutions, capital raisers, and financial advisors to put tax-advantaged retirement dollars to work in alternative assets. Pacific Premier Trust is responsible for facilitating the initial investment and administering the assets in its clients' accounts over the lifetime of the assets. Pacific Premier Trust generated $38.2 million in trust custodial account fees in 2021. As of December 31, 2021, through our Pacific Premier Trust division, we had $18.11 billion of custodial assets and approximately 45,000 client accounts with $1.82 billion in low-cost deposits, or 10.6% of total deposits.

Through our Commerce Escrow division, which we acquired in June 2020, we facilitate Section 1031 exchange transactions and provide a variety of real-property and non-real property escrow services. During 2021, our Commerce Escrow division generated $7.3 million in escrow and exchange fee income. As of December 31, 2021, Commerce Escrow had $903.8 million of low-cost deposits, or approximately 5.3% of our total deposits as of such date.

Creating Stockholder Value through Strategic Growth

We have a long history of creating value for stockholders through successfully executing transactions in a timely and effective manner. We have been able to complete system conversions, branch consolidations, and staffing adjustments efficiently through the vast majority of our transactions. Successful execution of this strategy has allowed us to often realize the combined operational synergies and benefits to our organization quickly.

Set forth below is a summary of the strategic acquisitions we have consummated since January 1, 2016:

•Opus Bank (2020): In the second quarter of 2020, we acquired Opus Bank (“Opus”), a California-chartered commercial bank headquartered in Irvine, California. At the date of acquisition, Opus had approximately $8.32 billion in assets, $5.94 billion in loans, and $6.91 billion in deposits. Opus was a transformation acquisition, creating one of the largest commercial banking franchises in the Western United States. The addition of Opus increased our existing California footprint and provided a significant market presence in Seattle, Washington, with more than $1 billion in deposits. This acquisition also expanded our presence in Arizona and Oregon, with each of these markets containing fast-growing demographics and economies. Among other advantages, the Opus acquisition further diversified our revenue base and low-cost funding sources with the addition of our Pacific Premier Trust and Commerce Escrow divisions.

•Grandpoint Capital, Inc. (2018): In the third quarter of 2018, we acquired Grandpoint Capital, Inc. and its wholly-owned subsidiary, Grandpoint Bank, a California-chartered bank headquartered in Los Angeles, California (collectively, “Grandpoint”). At the date of acquisition, Grandpoint had approximately $3.05 billion in total assets, $2.40 billion in gross loans, and $2.51 billion in total deposits and operated 16 branches in Arizona, California, and Washington. With the Grandpoint acquisition, we surpassed $10 billion in total assets and increased our market presence in Southern California, while establishing a presence in strategically important growth markets in Arizona and Washington.

•Plaza Bancorp, Inc. (2017): During the fourth quarter of 2017, we completed our acquisition of Plaza Bancorp and its wholly-owned subsidiary, Plaza Bank, a California-chartered bank (collectively, “Plaza”). At the date of acquisition, Plaza had $1.25 billion in total assets, $1.07 billion in gross loans, and $1.08 billion in total deposits, and operated six branches within Los Angeles County, Orange County, and San Diego County in California, and one branch in Clark County, Nevada. The Plaza acquisition increased our market presence in Southern California, and provided us a foothold in Clark County, Nevada, an attractive growth market in the Western United States.

•Heritage Oaks Bancorp (2017): Early in the second quarter of 2017, we completed our acquisition of Heritage Oaks Bancorp and its wholly-owned subsidiary, Heritage Oaks Bank, a California-chartered bank headquartered in Paso Robles, California (collectively, “HEOP”). At the date of acquisition, HEOP had $2.00 billion in total assets, $1.38 billion in gross loans, and $1.67 billion in total deposits, and operated twelve branches within San Luis Obispo and Santa Barbara Counties in California and a loan production office in Ventura County, California. The HEOP acquisition was strategically important because it expanded our geographic footprint into the Central Coast of California, extending our reach from San Diego to Paso Robles, California.

•Security California Bancorp (2016): We acquired Security California Bancorp and its wholly-owned subsidiary, Security Bank of California, a California-chartered bank headquartered in Riverside, California (collectively, “SCB”) in the first quarter of 2016. At the date of acquisition, SCB had $714 million in total assets, $456 million in loans, and $637 million in total deposits and operated six branches located in Riverside County, San Bernardino County, and Orange County, California. The SCB acquisition was strategically important because it strengthened our then-growing small- and middle-market client base in Southern California, and at the same time generated meaningful operating efficiencies.

Below is a summary of our acquisition history:

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

The following chart depicts the increase in our tangible book value (“TBV”) per share, which has more than doubled since 2013, reflecting successful execution of our overall growth strategy:

Prudent Liquidity and Capital Management

Stable, Low-Cost Deposits as a Funding Source. Deposits represent our primary source of funds for our lending and investing activities. Through our branches and our website at www.ppbi.com, we offer a broad array of deposit products and services, including checking, money market and savings accounts, electronic banking services, treasury management services, and online bill payment. In addition, we are able to generate low-cost core deposits through our specialty business lines. For example, our Pacific Premier Trust division maintains balances of ancillary custodial client cash assets held in clients’ accounts as deposits at the Bank. Our Commerce Escrow division maintains balances of escrow funds and the sale proceeds of properties to be exchanged in tax-deferred 1031 exchanges as deposits at the Bank. In addition, our HOA Banking division generates significant low-cost deposits through the specialized treasury and cash management deposit products we offer. Additionally, from time to time, we will utilize both wholesale and brokered deposits to supplement our generation of deposits from businesses and consumers.

The charts below show our deposit mix as of December 31, 2021 and our average cost of deposits for the fourth quarter in 2020 and each quarter in 2021.

Liquid, Highly-Rated Securities Portfolio. A key part of our liquidity management strategy is investing in liquid, highly-rated municipal, mortgage-backed, agency, and U.S. Treasury securities. At December 31, 2021, our held-to-maturities and available-for-sale securities totaled $4.66 billion, or 22% of total assets, with an effective duration of 4.6 years and 95% of investments with a credit rating of “A” or better.

Access to Short-Term Borrowings. We strategically utilize short-term borrowings to manage our liquidity. The Bank maintains a line of credit with the FHLB that provides for advances totaling up to 40% of the Bank’s total assets. In addition, as of December 31, 2021, the Bank has unsecured lines of credit with seven correspondent banks for a total amount of $330.0 million and access through the Federal Reserve discount window to borrow $20.4 million secured by investment securities. The Corporation also has access to short-term borrowings through a $25.0 million line of credit it maintains with another bank.

Strategically Accessing the Debt Capital Markets. We have a history of strategically and successfully accessing the capital markets to supplement our liquidity and capital. Most recently, in June 2020, the Corporation issued $150.0 million aggregate principal amount of 5.375% fixed-to-floating rate subordinated notes due 2030 in an underwritten public offering. This offering followed the Corporation’s May 2019 issuance of $125.0 million aggregate principal amount of 4.875% fixed-to-floating rate subordinated notes due 2029 in an underwritten public offering. Prior to that, the Corporation last accessed the debt capital markets in 2014 with an issuance of $60 million aggregate principal amount of 5.75% subordinated notes due 2024 in a private placement consummated in 2014. We had an aggregate amount of subordinated indebtedness of approximately $330.6 million as of December 31, 2021.

Returning Capital to Stockholders through Our Dividend and Share Repurchase Programs. In light of our growth over the last 10 years, we have significantly enhanced our ability to generate capital through consistent earnings. As a result, in January 2019, we announced the initiation of a quarterly cash dividend, which originated at $0.22 per share. Since then, we have increased the quarterly cash dividend amount four times over the last eight quarters to $0.33 per share in the second quarter of 2021, resulting in an annual cash dividend of $1.29 per share in 2021. In January 2022, the Company announced a quarterly cash dividend of $0.33 per share.

In January 2021, we also announced that our Board of Directors approved a new stock repurchase program, which authorizes us to repurchase up to 4,725,000 shares of our common stock representing approximately 5% of our issued and outstanding shares of common stock and approximately $150 million of common stock as of December 31, 2020, based on the closing price of the Company’s common stock on December 31, 2020. During 2021, the Company repurchased $18.1 million of common stock under the program at a weighted average price of $37.61, totaling 479,944 in shares of common stock.

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

Enterprise Risk Management Framework. Our management is responsible for the design, implementation, and maintenance of our enterprise risk management (“ERM”) framework. Our ERM framework is designed to facilitate prudent risk-taking in pursuit of our strategic, business and financial objectives, and to guide decisions regarding the appropriate balance between risk and return considerations. Our Board approves our risk appetite statement, which sets forth the amount and type of risks we are willing to accept. Our ERM framework provides the context for aligning our risk-taking activities with our risk appetite, including establishment of a risk-aware culture. We maintain policies and procedures that provide for risk identification, assessment, measuring, monitoring and reporting. Tools applied in managing risk include, among others, limits and thresholds, underwriting and operating standards, and delegated authority levels.

We have adopted a three-line defense model to control risk-taking. Our first line of defense – our business lines and support functions – identifies, assesses, monitors, and manages risk in these areas in accordance with established policies and procedures. Our second line of defense – independent risk management, including ERM, information security, and compliance functions – coordinates and oversees the implementation of the ERM framework, including monitoring the risk management activities of the first line of defense, and provides effective challenge to management’s decisions. Our third line of defense – Internal Audit – provides independent assurance to the Audit Committee of the Board on the design and effectiveness of our internal controls.

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

We believe that our commitment to prudent credit risk management and underwriting standards allowed us to navigate periods of the economic volatility experienced as a result of the COVID-19 pandemic. The graphics below show our non-performing assets, past due loans, classified loans, and net charge-offs, each as a percentage of total loans, for the fourth quarter in 2020 and each quarter in 2021.

As a California state-chartered commercial bank, we are subject to Section 1481 of the California Financial Code (the “Financial Code”), which establishes the rules that limit the aggregate amount of secured and unsecured loans to a single borrower and its related interests to 25% and 15%, respectively, of unimpaired capital and surplus. The eligibility of the personal property or collateral held as security is based on California regulations. Our credit policies establish internal lending limits below our $848.1 million legal lending limit for secured loans and $508.8 million legal lending limit for unsecured loans as of December 31, 2021. At December 31, 2021, our largest aggregate outstanding balance of loans to one borrower was $188.5 million, primarily comprised of an asset-based line of credit.

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

Climate Risk Management

We recognize the significant potential impact climate change may have on us, our clients, employees, shareholders, and the communities we serve. We are cognizant of our responsibility to better understand the impact of our operations on global climate change and are taking steps to help ensure our organization operates in a manner consistent with responsible environmental stewardship. We are susceptible to losses and disruptions caused by fire (particularly in California, where we have a significant portion of our offices/branches), power shortages, telecommunications failures, water shortages, floods, and other extreme weather conditions. Climate change may contribute to or exacerbate these conditions. We are also susceptible to losses arising from the transition to a low carbon economy, including policy changes, energy costs, and shifts in market and customer sentiment that can impact us and our clients. At this time, we have not experienced material losses from climate change. However, we are aware that its impact may increase in the future. As the potential impact of climate change broadens, we will continue to assess and manage our exposure.

Human Capital Resource Management

Our culture is embodied in our Success Attributes: Achieve, Communicate, Improve, Integrity, and Urgency. These principles have been the drivers of our performance and continued to serve us well in 2021 as we executed our strategic growth strategy and continued to navigate the COVID-19 pandemic. We believe in the value of teamwork and the power of diversity. We expect and encourage participation and collaboration, and understand that we need each other to be successful. We value accountability because it is essential to our success, and we accept our responsibility to hold ourselves and others accountable for meeting shareholder commitments and achieving exceptional standards of performance.

Staffing Model. Our goal is to provide our staff with careers instead of jobs. The majority of our staff are regular full-time employees. We also employ a small population of part-time employees. As of December 31, 2021, we had 1,520 full-time equivalent employees.

Diversity, Equity, and Inclusion. We believe that diversity of thought and experiences results in better outcomes for all of our stakeholders and empowers our employees to make more meaningful contributions within our Company and communities. We do not and will not tolerate discrimination in any form with respect to any aspect of employment. Our current initiatives reflect our ongoing efforts to foster a more diverse, inclusive, and equitable workplace. Senior management reports to the Board of Directors on our diversity and inclusion initiatives on a regular basis. We recognize that maintaining these standards requires constant effort and we continue to explore (and where appropriate, adopt and invest in) initiatives that will help ensure an environment where all employees are treated with dignity and respect.

Health & Safety. We offer a health and well-being program that provides resources supporting health, financial, community, social, emotional, purpose, and career well-being. We also strive to provide each employee with a safe and healthy work environment. Our health and safety program consists of policies, procedures, and guidelines, and mandates all tasks be conducted in a safe and efficient manner complying with all local, state and federal safety and health regulations, and special safety concerns. The health and safety program encompasses all facilities and operations and addresses on-site emergencies, injuries and illnesses, evacuation procedures, cell phone usage, and general safety rules. Since the onset of the COVID-19 pandemic, we have taken the following steps to ensure employee safety:

•Activated our business continuity program and pandemic preparedness plan;
•Expanded remote-access availability to ensure a greater number of employees have the capability to work from home or other remote locations without impacting our operations while continuing to provide a superior level of customer service;
•Provide personal protective equipment to our employees at all locations; and reconfigured corporate offices and branches to increase physical distancing;

•Offered non-exempt employees up to four hours of paid time off for COVID-19 vaccination appointments and exempt employees flexibility for vaccination appointments; and
•Offered rapid and PCR COVID-19 testing to all employees.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—The COVID-19 Pandemic for additional details regarding our COVID-19- related employee health and safety measures.

Benefits. We are committed to offering a competitive total compensation package. We regularly compare compensation and benefits with peer companies and market data, making adjustments as needed to ensure compensation stays competitive. We also offer a wide array of benefits for our employees and their families, including:

•Comprehensive medical, dental, and vision benefits, as well as life insurance and short-term disability insurance for all full-time employees. As part of our Premier Wellness Program, all employees are entitled to mental health support through our Employee Assistance Program.
•Flexible healthcare and dependent care spending accounts
•Company paid COVID-19 and seasonal flu vaccinations
•401(k) plan including a competitive company match
•Flexible work schedules
•Volunteer time off
•Corporate charitable opportunities
•Paid time off (PTO) and bank holidays
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

Competition

We are a regional bank focused on the commercial banking business, with our primary market encompassing the Western Region of the United States centering on major metropolitan areas within Southern California, the California Central Coast, the Pacific Northwest, Arizona, and Nevada. We also compete in several broader regional and national markets through our HOA Banking, SBA, Franchise Lending, CRE and multifamily lines of business, Commerce Escrow division, and our Pacific Premier Trust division.

The banking business is highly competitive. We compete for loans, deposits, 1031 exchange escrow services, self-directed IRA custodial services, and employees, among other things. Our most direct competition for loans comes from larger regional and national banks, diversified finance companies, and community banks that target the same customers as we do. In recent years, competition has increased from institutions not subject to the same regulatory restrictions as domestic banks and bank holding companies. Those competitors include nonbank specialty lenders, insurance companies, private investment funds, investment banks, financial technology companies, and other financial and non-financial institutions.

Competition is based on a number of factors, including interest rates charged on loans and paid on deposits, underwriting standards, loan covenants, required guarantees, the scope and type of banking and financial services offered, including online and digital banking, customer service, timely adoption of technological changes, and regulatory compliance. Many of our competitors are larger companies that offer a broader range of financial services and have substantial capital, technological, and marketing resources. Some of our competitors have substantial market positions and have access to a lower cost of capital or a less expensive source of funds. Because of economies of scale, our larger, nationwide competitors may offer loan pricing that is more attractive than what we are willing to offer.

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

We differentiate ourselves in the marketplace through the quality of service we provide to borrowers while striving to maintain competitive interest rates, loan fees, and other loan terms. We emphasize personalized relationship banking services and the efficient decision-making of our lending business units. We compete effectively based on our in-depth knowledge of our borrowers' industries and their business needs based upon information received from our borrowers' key decision-makers, analysis by our experienced professionals, and interaction between these two groups; our breadth of loan product offerings and flexible and creative approach to structuring products that meet our borrowers' business and timing needs; and our dedication to superior client service. However, we can provide no assurance as to the effectiveness of these efforts on our future business or results of operations. Overall, our continued ability to anticipate and adapt to changing conditions and sufficiently enhance our services and banking products positions us to successfully compete in the marketplace.

Subsidiaries

The Bank, a California state-chartered commercial bank, is a wholly-owned, consolidated subsidiary of the Corporation. As of December 31, 2020, the Corporation also had two unconsolidated Delaware statutory trust subsidiaries, Heritage Oaks Capital Trust II and Santa Lucia Bancorp (CA) Capital Trust. Both were used as business trusts for the purpose of issuing junior subordinated debt to third party investors in connection with the trust preferred securities offerings. In July 2021, the Company redeemed $5.2 million junior subordinated debt securities associated with Heritage Oaks Capital Trust II and $5.2 million junior subordinated debt securities associated with Santa Lucia Bancorp (CA) Capital Trust. Subsequent to the redemptions, Heritage Oaks Capital Trust II and Santa Lucia Bancorp (CA) Capital Trust were dissolved in 2021. These business trusts and subordinated debentures are described in more detail in Note 10 - Variable Interest Entities and Note 13 - Subordinated Debentures in Item 8 of this Form 10-K.

Stock Information

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol “PPBI.” There are 150 million authorized shares of the Corporation’s common stock, with approximately 94.4 million shares outstanding as of December 31, 2021. The Corporation has an additional 1.0 million authorized shares of preferred stock, none of which has been issued to date.

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

Under changes made by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), a bank holding company must act as a source of financial and managerial strength to each of its subsidiary banks and commit resources to support each such subsidiary bank. In order to fulfill its obligations as a source of strength, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank. In addition, the Federal Reserve may charge the bank holding company with engaging in unsafe and unsound practices if the bank holding company fails to commit resources to a subsidiary bank or if it undertakes actions that the Federal Reserve believes might jeopardize the bank holding company’s ability to commit resources to such subsidiary bank. The Federal Reserve also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

Legislative and regulatory initiatives, which necessarily impact the regulation of the financial services industry, are introduced from time to time. We cannot predict whether or when potential legislation or new regulations will be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations. The Dodd-Frank Act, by way of example, contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies. Some of the changes brought about by the Dodd-Frank Act have been modified by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the “Regulatory Relief Act”), signed into law on May 24, 2018. The Dodd-Frank Act has increased the regulatory burden and compliance costs of the Company. Moreover, bank regulatory agencies can be more aggressive in responding to concerns and trends identified in examinations, which could result in an increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management, and capital adequacy, as well as other safety and soundness concerns.

Legislative and Regulatory Actions in Connection with Global Pandemic. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. In relevant part, the CARES Act permits financial institutions to temporarily suspend any determination of a loan modified as a result of the effects of the COVID-19 pandemic as being a troubled debt restructuring (“TDR”), including impairment for accounting purposes. The Consolidated Appropriations Act, 2021 (“CAA”), signed into law on December 27, 2020, extended the period to include modifications to loans held by financial institutions executed between March 1, 2020 and the earlier of (i) January 1, 2022, or (ii) 60 days after the date of termination of the COVID-19 national emergency. We elected to apply the CARES Act relief to qualifying loan modifications. The CARES Act also included a provision that allowed depository institutions the option to defer adoption of the CECL standard to the earlier of (1) the end of the COVID-19 national emergency or (2) December 31, 2020. The Company did not elect the deferral option.

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

The BHCA requires a bank holding company to obtain prior approval of the Federal Reserve before: (i) taking any action that causes a bank to become a controlled subsidiary of the bank holding company; (ii) acquiring direct or indirect ownership or control of voting shares of any bank or bank holding company, if the acquisition results in the acquiring bank holding company having control of more than 5% of the outstanding shares of any class of voting securities of such bank or bank holding company, unless such bank or bank holding company is majority-owned by the acquiring bank holding company before the acquisition; (iii) acquiring all or substantially all of the assets of a bank; or (iv) merging or consolidating with another bank holding company.

Permissible Activities of the Bank.  Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank can form subsidiaries to engage in activates “closely related to banking” or “nonbanking” activities and expanded financial activities. However, to form a financial subsidiary, the Bank must be well capitalized and would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks. Generally, a financial subsidiary is permitted to engage in activities that are “financial in nature” or incidental thereto, even though they are not permissible for the national bank to conduct directly within the bank. The definition of “financial in nature” includes, among other items, underwriting, dealing in, or making a market in securities, including, for example, distributing shares of mutual funds. The subsidiary may not, however, engage as principal in underwriting insurance (other than credit life insurance), issue annuities, or engage in real estate development, investment, or merchant banking.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness, and the organization is not taking prompt and effective measures to correct the deficiencies.

The scope and content of the U.S. banking regulators’ policies on executive compensation may continue to evolve in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain, and motivate its key employees.

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

Under federal regulations, bank holding companies and banks must meet certain risk-based capital requirements. Effective as of January 1, 2015, the Basel III final capital framework, among other things, (i) introduced as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defined CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expanded the scope of the adjustments as compared to existing regulations. Beginning January 1, 2016, financial institutions are required to maintain a minimum “capital conservation buffer” to avoid restrictions on capital distributions such as dividends and equity repurchases and other payments such as discretionary bonuses to executive officers. The minimum capital conservation buffer has been phased-in over a four-year transition period with minimum buffers of 0.625%, 1.25%, 1.875%, and 2.50% during 2016, 2017, 2018, and 2019, respectively.

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

The Basel III final framework provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Basel III also includes, as part of the definition of CET1 capital, a requirement that banking institutions include the amount of Accumulated Other Comprehensive Income (“AOCI”), which primarily consists of unrealized gains and losses on available-for-sale securities, which are not required to be treated as other-than-temporary impairment, net of tax, in calculating regulatory capital. Banking institutions had the option to opt out of including AOCI in CET1 capital if they elected to do so in their first regulatory report following January 1, 2015. As permitted by Basel III, the Company and the Bank have elected to exclude AOCI from CET1.

The Dodd-Frank Act excludes trust preferred securities issued after May 19, 2010, from being included in Tier 1 capital, unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets. During the second quarter of 2020, the Corporation’s acquisition of Opus resulted in total consolidated assets exceeding $15 billion. Accordingly, the trust preferred securities issued by our unconsolidated subsidiary capital trusts were included in Tier 2 capital at December 31, 2020. The Company’s trust preferred securities were all redeemed during the third quarter of 2021, and the related unconsolidated subsidiary capital trusts were dissolved.

In addition, goodwill and most intangible assets are deducted from Tier 1 capital. For purposes of applicable total risk-based capital regulatory guidelines, Tier 2 capital (sometimes referred to as “supplementary capital”) is defined to include, subject to limitations: perpetual preferred stock not included in Tier 1 capital, intermediate-term preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, allowance for credit losses, and intermediate-term subordinated debt instruments. The maximum amount of qualifying Tier 2 capital is 100% of qualifying Tier 1 capital. For purposes of determining total capital under federal guidelines, total capital equals Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions.

We had outstanding subordinated debentures in the aggregate amount of $330.6 million, as of December 31, 2021. Of this amount, $294.6 million qualifies as Tier 2 capital for the Company.

Basel III changed the manner of calculating risk-weighted assets. New methodologies for determining risk-weighted assets in the general capital rules are included, including revisions to recognition of credit risk mitigation, including a greater recognition of financial collateral and a wider range of eligible guarantors. They also include risk weighting of equity exposures and past due loans; and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan-to-value and equity components. In particular, loans categorized as “high-volatility commercial real estate” loans (“HVCRE loans”), as defined pursuant to applicable federal regulations, are required to be assigned a 150% risk weighting, and require additional capital support.

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

In addition, the Dodd-Frank Act requires the federal banking agencies to adopt capital requirements that address the risks that the activities of an institution pose to the institution and the public and private stakeholders, including risks arising from certain enumerated activities.

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

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards generally became effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Corporation or the Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

In 2018, the federal bank regulatory agencies issued a variety of proposals and made statements concerning regulatory capital standards. These proposals touched on such areas as commercial real estate exposure, credit loss allowances under generally accepted accounting principles, and capital requirements for covered swap entities, among others. Public statements by key agency officials have also suggested a revisiting of capital policy and supervisory approaches on a going-forward basis. In July 2019, the federal bank regulators adopted a final rule that simplifies the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Corporation and the Bank, that are not subject to the advanced approaches requirements. We will be assessing the impact on us of these new regulations and supervisory approaches as they are proposed and implemented.

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

Prompt Corrective Action Regulations. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Federal banking regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under applicable regulations, the Bank was “well capitalized,” which means it had a common equity Tier 1 capital ratio of 6.5% or higher; a Tier 1 risk-based capital ratio of 8.0% or higher; a total risk-based capital ratio of 10.0% or higher; a leverage ratio of 5.0% or higher; and was not subject to any written agreement, order, or directive requiring it to maintain a specific capital level for any capital measure.

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

As of December 31, 2021, the Bank and Corporation exceeded all regulatory capital requirements and exceeded the minimum CET 1, Tier 1 and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.0%, 8.5%, and 10.5%, respectively. See Note 2 - Regulatory Capital Requirements and Other Regulatory Matters to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a discussion of the Bank’s and Corporation’s capital ratios.

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

In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. In addition to requiring undercapitalized institutions to submit a capital restoration plan, bank regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

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

Dividends.  It is the Federal Reserve’s policy that bank holding companies, such as the Corporation, should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Our annualized common equity cash dividend was $1.29 per share in 2021, compared to $1.03 per share in 2020, an increase of $0.26, or 25%. On January 18, 2022, the Corporation's Board of Directors declared a $0.33 per share dividend, payable on February 11, 2022 to stockholders of record on February 4, 2022. The Corporation anticipates that it will continue to pay quarterly cash dividends in the future, although there can be no assurance that payment of such dividends will continue or that they will not be reduced. The payment and amount of future dividends remain within the discretion of the Corporation’s Board of Directors and will depend on the Corporation’s operating results and financial condition, regulatory limitations, tax considerations, and other factors. Interest on deposits will be paid prior to payment of dividends on the Corporation’s common stock.

The Bank’s ability to pay dividends to the Corporation is subject to restrictions set forth in the Financial Code. The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of a bank’s (1) retained earnings; or (2) net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period. However, a bank may, with the approval of the DFPI, make a distribution to its stockholders in an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. In the event that bank regulators determine that the stockholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the regulators may order the bank to refrain from making a proposed distribution. The payment of dividends could, depending on the financial condition of a bank, be deemed to constitute an unsafe or unsound practice. Under the foregoing provision of the Financial Code, the amount available for distribution from the Bank to the Corporation was approximately $404.9 million at December 31, 2021.

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

Under the FDIC’s risk-based deposit premium assessment system, the assessment rates for an insured depository institution are determined by an assessment rate calculator, which is based on a number of elements that measure the risk each institution poses to the DIF. As a result of the Dodd-Frank Act, the calculated assessment rate is applied to average consolidated assets less the average tangible equity of the insured depository institution during the assessment period to determine the dollar amount of the quarterly assessment. Under the current system, premiums are assessed quarterly and could increase if, for example, criticized loans and leases and/or other higher risk assets increase or balance sheet liquidity decreases. In addition, the FDIC can impose special assessments in certain instances. Deposit insurance assessments fund the DIF. Under FDIC regulations issued pursuant to the Dodd-Frank Act, all insured depository institutions that were assessed as small institutions at any time during the period from July 1, 2016, through September 30, 2018, were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from the former minimum of 1.15% to 1.35%. Prior to July 1, 2019, the Bank was classified as a small institution, eligible for assessment credits. Starting the third quarter of 2018, the Bank reported assets of $10 billion or more in its quarterly reports of condition for four consecutive quarters, and was classified as a large institution beginning the third quarter of 2019.

Based on the current FDIC insurance assessment methodology, our FDIC insurance premium expense was $5.3 million for 2021, $3.6 million for 2020, and $764,000 in 2019.

Transactions with Related Parties.  Depository institutions are subject to the restrictions contained in the Federal Reserve Act (the “FRA”) with respect to loans to directors, executive officers, and principal stockholders. Under the FRA, loans to directors, executive officers, and stockholders who own more than 10% of a depository institution and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution’s loans-to-one-borrower limit as discussed in the above section. Federal regulations also prohibit loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any “interested” director may not participate in the voting. The proscribed loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, is the greater of $25,000, or 5%, of capital and surplus up to $500,000. The Federal Reserve also requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to non-executive employees of the bank and must not involve more than the normal risk of repayment. There are additional limits on the amount a bank can loan to an executive officer.

Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under Sections 23A and 23B of the FRA. Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the financial institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates are generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. The Federal Reserve has promulgated Regulation W, which codifies prior interpretations under Sections 23A and 23B of the FRA and provides interpretive guidance with respect to affiliate transactions. Affiliates of a bank include, among other entities, a bank’s holding company and companies that are under common control with the bank. The Corporation is considered to be an affiliate of the Bank.

The Dodd-Frank Act generally enhanced the restrictions on transactions with affiliates under Section 23A and 23B of the FRA, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements, and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

Safety and Soundness Standards.  The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees, and benefits.

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

Community Reinvestment Act and the Fair Lending Laws.  The Bank is subject to laws and regulations that govern fair lending. Among these are the Equal Credit Opportunity Act, Fair Housing Act, Unruh Civil Rights Act, California Holden Act, and the Home Mortgage Disclosure Act. To manage the potential risks of noncompliance the Bank has adopted policies, procedures, training, and monitoring to ensure ongoing compliance. Additionally, the Bank is subject to the regulatory requirements and reporting related to the Community Reinvestment Act (“CRA”). Federal banking regulators evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. A bank’s compliance with its CRA obligations is based on a performance-based evaluation system, which bases CRA ratings on an institution’s lending, service, and investment performance, resulting in a rating by the appropriate bank regulator of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance.” Based on its last CRA examination in July 2021, the Bank received an “outstanding” rating. The federal banking agencies may take compliance with fair lending laws and CRA into account when regulating and supervising other activities.

In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators recommending changes to the CRA’s regulations to reduce their complexity and associated burden on banks, and in December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) proposed for public comment rules to modernize the agencies' regulations under the CRA. The OCC adopted its final rules in May 2020, to which the FDIC ultimately did not sign. In September 2020, the Federal Reserve released for public comment its proposed rules to modernize CRA regulations. In July 2021, in an interagency statement, the Federal Reserve, OCC and FDIC committed to working together to jointly strengthen and modernize regulations implementing the CRA. In December 2021, the OCC rescinded its proposed rulemaking previously adopted in May 2020. We will continue to evaluate the impact of any changes to the CRA regulations.

Bank Secrecy Act and Money Laundering Control Act.  In 1970, Congress passed the Currency and Foreign Transactions Reporting Act, otherwise known as the Bank Secrecy Act (the “BSA”), which established requirements for recordkeeping and reporting by banks and other financial institutions. The BSA was designed to help identify the source, volume, and movement of currency and other monetary instruments into and out of the U.S. in order to help detect and prevent money laundering connected with drug trafficking, terrorism, and other criminal activities. The primary tool used to implement BSA requirements is the filing of Suspicious Activity Reports. Today, the BSA requires that all banking institutions develop and provide for the continued administration of a program reasonably designed to assure and monitor compliance with certain recordkeeping and reporting requirements regarding both domestic and international currency transactions. These programs must, at a minimum, provide for a system of internal controls to assure ongoing compliance, provide for independent testing of such systems and compliance, designate individuals responsible for such compliance, and provide appropriate personnel training.

USA PATRIOT Act.  Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the USA Patriot Act or the Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations, and money launderers. The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security, or anti-money laundering legislation or regulation cannot be predicted with certainty.

Volcker Rule. On December 10, 2013, the federal regulators adopted final regulations to implement the proprietary trading and private fund prohibitions of the Volcker Rule under the Dodd-Frank Act. Under the final regulations, banking entities are generally prohibited, subject to significant exceptions from: (i) short-term proprietary trading as principal in securities and other financial instruments, and (ii) sponsoring or acquiring or retaining an ownership interest in private equity and hedge funds. Revisions to the Volcker Rule in 2019, that become effective in 2020, simplifies and streamlines the compliance requirements for banks that do not have significant trading activities. In 2020, the OCC, Federal Reserve, FDIC, SEC, and Commodity Futures Trading Commission finalized further amendments to the Volcker Rule. The amendments include new exclusions from the Volcker Rule’s general prohibitions on banking entities investing in and sponsoring private equity funds, hedge funds, and certain other investment vehicles (collectively “covered funds”). The amendments in the final rule, which became effective on October 1, 2020, clarify and expand permissible banking activities and relationships under the Volcker Rule.

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

Pursuant to the Dodd-Frank Act, the CFPB has broad authority to regulate and supervise the retail consumer financial products and services activities of banks and various nonbank providers. The CFPB has authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. With assets exceeding $10 billion since 2019, the Bank is subject to examination for consumer compliance by the CFPB. The creation of the CFPB by the Dodd-Frank Act has led to, and is likely to continue to lead to, enhanced and strengthened enforcement of consumer financial protection laws.

Federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, a financial institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. In June 2018, the California legislature passed the California Consumer Privacy Act of 2018 (the “CCPA”), which took effect on January 1, 2020. The CCPA, which covers businesses that obtain or access personal information on California resident consumers, grants consumers enhanced privacy rights and control over their personal information, and imposes significant requirements on covered companies with respect to consumer data privacy rights. We expect this trend of state-level activity to continue, and are continually monitoring developments in other states in which we operate.

Federal and State Taxation

The Corporation and the Bank report their income on a consolidated basis using the accrual method of accounting and are subject to federal and state income taxation in the same manner as other corporations with some exceptions. For 2021, 2020, and 2019, the Company was subject to a federal income tax rate of 21.00%. State income tax rates the Company is subject to varies, based on jurisdiction. Most of the Company’s apportionment is attributable to California, which has a state income tax rate of 10.84%. The Company is currently not under examination in any taxing jurisdiction.

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

GENERAL ECONOMIC AND MARKET CONDITIONS RISKS

The continuing COVID-19 pandemic could adversely affect our business and our customers, counterparties, employees, and third-party service providers.

The spread of COVID-19 has created a global public health crisis that has impacted household, business, economic, and market conditions, including California and the western United States where we conduct nearly all of our business. While economic activity improved significantly during 2021, the pace of economic recovery remains uneven across some industries and geographies, and some industries have been impacted more severely than others by specific variants and by supply chain disruptions caused by the pandemic.

During 2021, we saw an improvement in macroeconomic variables used in the forecasts utilized in establishing our ACL, which were partially offset by provisioning for new loan originations. We recorded a total of $70.9 million provision recapture, compared to a $191.8 million provision expense in 2020. Additionally, throughout the pandemic our operations have been impacted by the need to close certain offices and limit how customers conduct business through our branch network. Many of our employees continue to work remotely on a hybrid model that includes working remotely, which exposes us to increased cybersecurity risks such as phishing, malware, and other cybersecurity attacks, all of which could expose us to liability and could seriously disrupt our business operations.

Governments have taken unprecedented financial and monetary steps in response to the pandemic. For example, in late March 2020, the CARES Act was enacted to inject more than $2 trillion of financial assistance into the U.S. economy, followed by additional COVID relief legislation of approximately $900 million in December 2020. In March 2021, the American Rescue Plan Act, also called the COVID-19 Stimulus Package or American Rescue Plan, Pub L. No. 117-2, was enacted to inject an additional $1.9 trillion in financial relief and economic stimulus. The Federal Reserve also took decisive and sweeping actions. From March 15, 2020 through 2021, their actions included a reduction in the target range for the federal funds rate to 0 to 25 basis points, a program to purchase an indeterminate amount of Treasury securities and agency mortgage-backed securities, corporate bonds, and other investments, and numerous facilities to support the flow of credit to households and businesses.

The full extent of the impact of the COVID-19 pandemic on our capital, liquidity, and other financial positions and on our business, results of operations, and prospects is still uncertain, and will depend on a number of evolving factors, including:

•The duration, extent, and severity of the pandemic. COVID-19 has not yet been contained; continuing spread and rise of new variants could affect significantly more households and businesses, or cause additional limitations on commercial activity, increased unemployment, increased property vacancy rates, and general economic and financial instability. The continuation of the pandemic may also negatively impact regional economic conditions for a period of time, resulting in declines in loan demand and collateral values. The duration and severity of the pandemic continues to be impossible to predict, as is the potential for a seasonal or other resurgence. We also believe we will continue to see the economic effects of the pandemic even after the COVID-19 outbreak has subsided, which is expected to continue to affect our business, financial position, results of operations, and prospects.
•The response of governmental authorities. To date, many of the actions of governmental authorities, including eviction forbearance, occupancy restrictions, and vaccine mandates, have been directed toward curtailing household and business activity to contain COVID-19 while simultaneously deploying fiscal and monetary policy measures to partially mitigate the adverse effects on individual households and businesses. The ultimate success or impact of these actions and their effect on our customers and the economy generally is still unclear. Further, some measures, such as a suspension of mortgage and other loan payments and foreclosures, may have a negative impact on our business.
•The effect on our customers, counterparties, employees, and third-party service providers. COVID-19 and its associated consequences and uncertainties are affecting individuals, households, and businesses differently and unevenly. Negative impacts on our customers could result in increased risk of delinquencies, defaults, foreclosures, and losses on our loans.
•The effect on economies and markets. Whether the actions of governmental and nongovernmental authorities will be successful in mitigating the adverse effects of COVID-19 is unclear. National, regional, and local economies and markets could suffer disruptions that are lasting. Governmental actions are meaningfully influencing the interest-rate environment and financial-market activity and could have lasting effects on taxes and other economic factors, which could adversely affect our financial condition and results of operations.

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
•a decrease in deposit balances, including low-cost and noninterest-bearing deposits;
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

The threat of near-term inflation poses risk to the economy overall, and could indirectly pose challenges to our clients and to our business. Elevated inflation can impact our business customers through loss of purchasing power for their customers, leading to lower sales. Rising inflation can also increase input and inventory costs for our customers, forcing them to raise their prices or lower their profitability. Supply chain disruption, also leading to inflation, can delay our customers’ shipping ability, or timing on receiving inputs for their production or inventory. Inflation can lead to higher wages for our business customers, increasing costs. All of these inflationary risks for our business customer base can be financially detrimental, leading to increased likelihood that the customer may default on a loan. In addition, sustained inflationary pressure can lead the Federal Reserve Board’s Federal Open Market Committee (“FOMC”) to raise interest rates, which increases our interest rate risk. To the extent such conditions exist or worsen, we could experience adverse effects on our business, financial condition, and results of operations.

Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including military tension between Russia and Ukraine, terrorism, or other geopolitical events.

Adverse economic conditions in California, Washington, Oregon, Arizona, and/or Nevada, may cause us to suffer higher default rates on our loans and reduce the value of the assets we hold as collateral.

Our business activities and credit exposure are concentrated in California, and to a lesser extent Washington, Oregon, Arizona, and Nevada. Difficult economic conditions in these markets may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. In addition, demand for our products and services may decline. Declines in the real estate market could hurt our business because if real estate values were to decline, the collateral for our loans would provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans. The majority of our loans, approximately 61% of the aggregate outstanding principal as of December 31, 2021, are secured by real estate located within California.

MARKET RISKS

Interest rate changes, which are beyond our control, could harm our profitability.

Our profitability depends to a large extent upon net interest income, which is the difference between interest income and dividends we earn on interest-earning assets, such as loans and investments, and interest expense we pay on interest-bearing liabilities, such as deposits and borrowings. Any change in general market interest rates, whether as a result of changes in the monetary policy of the Federal Reserve or otherwise, may have a significant effect on net interest income and prepayments on our loans. After maintaining its federal funds rate target in a range of 0% to 0.25% since March 2020, the FOMC signaled in early 2022 that the target rate is likely to increase a number of times during 2022.

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

The Company’s sensitivity to changes in interest rates is low in a rising interest rate environment based on the current profile of the Company’s loan portfolio and low-cost and no-cost deposits. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk. At December 31, 2021, we had $3.49 billion in interest-bearing demand deposits. In addition, at December 31, 2021, we had $5.81 billion in money market and savings deposits. If the interest rates on our loans increase comparably faster than the interest rate on our interest-bearing demand deposits, money market, and savings deposits, our core deposit balances may decrease as customers use those funds to repay higher cost loans. In addition, if we need to offer additional interest-bearing demand deposit products or higher interest rates on our current interest-bearing demand, money market, or savings deposit accounts in order to maintain current customers or attract new customers, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer competitive rates sufficient to retain these accounts, our core deposits may decrease, which would require us to seek alternative funding sources or risk slowing our future asset growth. In these circumstances, our net interest income may decrease, which may adversely affect our financial condition and results of operations.

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

We use derivative financial instruments, primarily consisting of interest rate swaps, to limit our exposure to interest rate risk. No hedging strategy can completely protect us, and the derivative financial instruments we elect may not have the effect of reducing our interest rate risk. Poorly designed strategies, inaccurate assumptions, improperly executed transactions, or the failure of a counterparty to fulfill its obligations could serve to increase our risks and losses. In addition, hedging strategies involve transaction and other costs. Our hedging strategies and the derivatives that we use may not adequately offset the risks of interest rate volatility and could result in or magnify losses, which could have an adverse effect on our financial condition and results of operations.

Changes in the fair value of our investment securities may reduce our stockholders’ equity and net income.

At December 31, 2021, $4.27 billion of our securities were classified as available-for-sale with an aggregate net unrealized loss of $4.7 million. We increase or decrease stockholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the case of equity securities, which have no stated maturity, the declines in fair value may or may not be recovered over time.

At December 31, 2021, we had stock holdings in the FHLB totaling $17.3 million, $74.5 million in FRB stock, and $25.7 million in other stock, all carried at cost. The stock held by us is evaluated for impairment under applicable accounting standards. For the year ended December 31, 2021, we did not recognize an impairment charge related to our stock holdings. There can be no assurance that future negative changes to the financial condition of the issuers may require us to recognize an impairment charge with respect to such stock holdings.

The replacement of the LIBOR benchmark interest rate may have an impact on our business, financial condition, or results of operations.

Certain loans made by us were made at variable rates that use LIBOR as a benchmark for establishing the interest rate. In addition, we also have investments and interest rate derivatives that reference LIBOR. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”) announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020 to facilitate an orderly LIBOR transition, the OCC, the FDIC, and the Federal Reserve jointly announced that entering into new contacts using LIBOR as a reference rate after December 31, 2021 would create a safety and soundness risk. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month U.S. dollar LIBOR, and immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee (“ARRC”) has recommended the use of SOFR. SOFR is different from LIBOR in that it is a backward-looking secured rate rather than a forward-looking unsecured rate. These differences could lead to a greater disconnect between the Bank's costs to raise funds for SOFR as compared to LIBOR. For cash products and loans, the ARRC has also recommended Term SOFR, which is a forward-looking SOFR based on SOFR futures and may in part reduce differences between SOFR and LIBOR. To further reduce differences between replacement indices and substitute indices, market practitioners have also gravitated towards credit sensitive rates, the leading among them being the Bloomberg Short-Term Bank Yield Index (“BSBY”). The ARRC announced on October 21, 2020 that they are not well positioned to adjudicate the development of a credit sensitive rate and will not criticize firms solely for using reference rates other than SOFR, such as BSBY. After an extended analysis by a multidisciplinary project team to identify operational and contractual best practices, assess our risks, and identify the detailed list of all financial instruments impacted, we adopted the SOFR family of interest rates for our financial instruments going forward. Under the oversight of our Enterprise Risk Committee, we are managing the transition, facilitating communication with our customers and counterparties, and monitoring the impacts of this transition.

There are also operational issues which may create a delay in the transition to SOFR or other substitute indices, leading to uncertainty across the industry. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations. The transition from LIBOR could create considerable costs and additional risk. The discontinuance of LIBOR and related uncertainty may adversely affect the market value of, the return on, or the expenses associated with our financial assets and liabilities that are based on or are linked to LIBOR. In addition, the market transition away from LIBOR could prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate. Although we are currently unable to assess the ultimate impact of the transition from LIBOR, the failure to adequately manage the transition could have a material adverse effect on our business, financial condition, and results of operations.

CREDIT RISKS

We may suffer losses in our loan portfolio in excess of losses previously estimated.

Our total nonperforming assets amounted to $31.3 million, or 0.15% of our total assets, at December 31, 2021, an increase from $29.2 million, or 0.15% of our total assets, at December 31, 2020. We had $3.2 million of net loan charge-offs for 2021, a decrease from $16.9 million in 2020. We reported a provision recapture of $67.1 million in 2021, compared to a provision expense of $172.3 million in 2020. If increases in our nonperforming assets occur in the future, our net loan charge-offs and/or provision for credit losses may also increase, which may have an adverse effect upon our future results of operations and capital.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. These practices generally include analysis of a borrower’s available cash flow (determined using financial statements and tax returns) and cash flow projections, valuation of collateral based on reports of independent appraisers, prior credit history, and liquid asset verifications. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria but subsequently deteriorate, and these losses may exceed the amounts set aside as reserves in our ACL under the CECL methodology, and allowance for loan and leases losses (“ALLL”) prior to January 1, 2020.

On January 1, 2020, we changed the way we estimate credit losses by replacing the incurred loss model used to determine the ALLL with the CECL model. The CECL model incorporates the use of and is more reliant on reasonable and supportable forecasts of economic conditions, including, but not limited to: forecasts of GDP growth rates, levels of unemployment, vacancy rates, and changes in the value of commercial real estate properties.

Because the CECL methodology is more dependent on future economic forecasts, assumptions, and models than the previous accounting standards, it may result in increases and add volatility to our ACL and future provisions for loan losses. The forecasts, assumptions, and models required by CECL are based upon management’s reasonable judgment in light of information currently available. While we believe our ACL is appropriate for the risk identified in our loan and lease portfolio, we cannot provide assurance that we will not further increase the allowance for credit losses, that it will be sufficient to address losses, or that regulators will not require us to increase this allowance.

Although we maintain an ACL at a level that we believe is adequate to absorb future expected credit losses under the CECL model, our ACL may not be adequate to absorb actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. Changes in economic, operating, and other conditions, including a sharp decline in real estate values and changes in interest rates, which are beyond our control, may cause our actual loan losses to exceed our current allowance estimates, which will adversely affect our financial condition and results of operations.

In addition, the Federal Reserve and the DFPI, as part of their supervisory function, periodically review our credit loss reserves. Either agency may require us to increase our provision for loan losses or to recognize further loan losses, based on their judgments, which may be different from those of our management and could adversely affect our financial condition and results of operations.

Our level of credit risk could increase due to our focus on commercial lending and the concentration on small- and middle-market business customers, who can have heightened vulnerability to economic conditions.

As of December 31, 2021, our commercial real estate loans amounted to $11.69 billion, or 81.8% of our total loan portfolio, and our commercial business loans amounted to $2.51 billion, or 17.5% of our total loan portfolio. At such date, our largest outstanding C&I loan was $179.8 million, our largest multiple borrower relationship was $188.5 million, and our largest outstanding CRE loan was $92.4 million. CRE and commercial business loans are generally considered riskier than single-family or multifamily residential loans because they have larger balances to a single borrower or group of related borrowers. CRE and commercial business loans involve risks because the borrowers’ abilities to repay the loans typically depend primarily on the successful operation of the businesses or the properties securing the loans. Most of the Company’s commercial business loans are made to small- or middle-market business customers who may have a heightened vulnerability to economic conditions. Moreover, a portion of these borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our financial condition and results of operations.

LEGAL AND REGULATORY COMPLIANCE RISKS

We are subject to extensive regulation, which could adversely affect our business.

Our operations are subject to extensive regulation by federal, state, and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on all or part of our operations. Federal and state banking regulators have significant discretion and authority to prevent or remedy what they perceive to be unsafe or unsound practices or violations of laws or regulations by financial institutions and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory authority may have a negative impact on our financial condition and results of operations. Additionally, in order to conduct certain activities, including acquisitions, we are required to obtain regulatory approval. There can be no assurance that any required approvals can be obtained, or obtained without conditions or on a timeframe acceptable to the Company. The laws, rules, and regulations applicable to us are subject to regular modification and change. Regulations affecting banks and other financial institutions, such as the Dodd-Frank Act, are continuously reviewed and change frequently. The ultimate effect of such changes cannot be predicted. Compliance with such regulations and laws may increase our costs and limit our ability to pursue business opportunities. Further, a change in the Chair for Supervision of the Federal Reserve is likely to involve a different regulatory agenda element, which could increase bank regulation and supervision and introduce new risks, complexities, and uncertainties. There can be no assurance that laws, rules, and regulations will not be proposed or adopted in the future, which could (i) make compliance much more difficult or expensive, (ii) restrict our ability to originate, modify, broker, or sell loans or accept certain deposits, (iii) restrict our ability to collect on defaulted loans or foreclose on property securing loans, (iv) further limit or restrict the amount of commissions, interest, or other charges earned on loans originated or sold by us, or (v) otherwise materially and adversely affect our business or prospects for business. These risks could affect our deposit funding and the performance and value of our loan and investment securities portfolios, which could negatively affect our financial condition and results of operations.

Federal and state regulatory agencies, including the Federal Reserve, the DFPI, and the CFPB, periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, a regulatory agency was to determine in its discretion that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory, or that the Company or its management was in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against the Bank or our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, our business, financial condition, results of operations, and reputation may be negatively impacted.

Regulations relating to privacy, information security, and data protection could increase our costs, affect or limit how we collect and use personal information, and adversely affect our business opportunities.

We are subject to various privacy, information security, and data protection laws, such as the Gramm-Leach-Bliley Act, that among other things require privacy disclosures and maintenance of a robust security program that are increasingly subject to change which could have a significant impact on our current and planned privacy, data protection, and information security-related practices; our collection, use, sharing, retention, and safeguarding of consumer or employee information; disclosures and notifications during a cyber or information security incident; and some of our current or planned business activities. We are also subject to the California Consumer Privacy Act of 2018, which came into effect on January 1, 2020, and provides a private right of action for data breaches and requires companies that process information on California residents to make disclosures to consumers about their data collection, use, and sharing practices and allow consumers to opt out of certain data sharing with third parties. Our regulators also hold us responsible for privacy and data protection obligations performed by our third-party service providers while providing services to us, as well as disclosures and notifications during a cyber or information security incident.

New or changes to existing laws increase our costs of compliance and business operations and could reduce income from certain business initiatives, including increased privacy-related enforcement activity and higher compliance and technology costs, and could restrict our ability to provide certain products and services. Our failure to comply with privacy, data protection, and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions, and damage to our reputation, which could have a material adverse effect on our business, financial condition, or results of operations.

We are subject to heightened regulatory requirements as our total assets exceed $10 billion.

Our total assets were approximately $21.09 billion as of December 31, 2021, and our total assets have exceeded $10 billion since July 2018. The Dodd-Frank Act and its implementing regulations impose various additional requirements on banks and bank holding companies with $10 billion or more in total assets, including a more frequent and enhanced regulatory examination regime. In addition, banks with $10 billion or more in total assets (including our bank) are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations, with the Federal Reserve maintaining supervision over some consumer related regulations. In light of evolving priorities among government and agency leaders, there is some uncertainty as to how the CFPB examination and regulatory authority might impact our business in the near and medium terms.

Since July 1, 2019, we became subject to reduced interchange income, which has resulted in reduced revenues. Debit card interchange fee restrictions set forth in the Dodd-Frank Act, which is known as the Durbin Amendment, as implemented by regulations of the Federal Reserve, cap the maximum debit interchange fee that a bank debit card issuer with $10 billion or more in total assets may receive per transaction at the sum of $0.21 plus five basis points of the transaction. A debit card issuer that adopts certain fraud prevention procedures may charge an additional $0.01 per transaction. Becoming subject to the Durbin Amendment has negatively affected, and may in the future negatively affect our debit card related fee income and pre-tax earnings.

RISK RELATED TO RISK MANAGEMENT

We are exposed to risks related to fraud and cyber-attacks.

The Company is continuously enhancing and expanding our digital products and services to meet client and business needs with desired outcomes. These digital products and services often include storing, transmitting, and processing confidential client, employee, monetary, and business information. Due to the nature of this information, and the value it has for internal and external threat actors, we, and our third-party service providers, continue to be subject to cyber-attacks and fraud activity that attempts to gain unauthorized access, misuse information and information systems, steal information, disrupt or degrade information systems, spread malicious software, and other illegal activities.

We believe we have robust preventive, detective, and administrative safeguards and security controls to minimize the probability and magnitude of a material event. However, because the tactics and techniques used by threat actors to bypass safeguards and security controls change frequently, and often are not recognized until after an event has occurred, we may be unable to anticipate future tactics and techniques, or to implement adequate and timely protective measures.

Cybersecurity, and the continued development and enhancement of controls, processes, and practices designed to protect client information, systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a priority for the Company. As cybersecurity threats continue to evolve, we may be required to expend additional resources to continue to enhance, modify, and refine our protective measures against these evolving threats.

To date, we have no knowledge of a successful cyber-attack or other material information security breach affecting our systems. However, our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the continuation of a remote work environment for our employees and service providers and our plans to continue to implement and expand digital banking services, expand operations, and use third-party information systems that includes cloud-based infrastructure, platforms, and software. Recent instances of attacks specifically targeting financial services businesses indicate that the risk to our systems remains significant. If we or a critical third-party vendor were to experience a cyber-attack or information security breach, we could suffer damage to our reputation, productivity losses, response costs associated with investigation and resumption of services, and incur substantial additional expenses, including remediation expenses costs associated with client notification and credit monitoring services, increased insurance premiums, regulatory penalties and fines, and costs associated civil litigation, any of which could have a materially adverse effect on our business, financial condition, and results of operations.

In addition, the Company’s clients and vendors rely on technology and systems unmanaged by the Company, such as networking devices, server infrastructure, personal computers, smartphones, tablets, and other mobile devices, to contact and conduct business with the Company. If the devices of the Company’s clients or vendors become the target of a cyber-attack, or information security breach, it could result in unauthorized access to, misuse of, or loss of confidential client, employee, monetary, or business information. Threat actors using improperly obtained personal or financial information of consumers can attempt to obtain loans, lines of credit, or other financial products from the Company, or attempt to fraudulently persuade the Company’s employees, clients, or other users of the Company’s systems to disclose confidential information in order to gain improper access to the Company’s information and information systems.

We also face additional costs when our customers become the victims of cyber-attacks. For example, various retailers have reported that they have been the victims of a cyber-attack in which large amounts of their clients’ data, including debit and credit card information, is obtained. Our clients may be the victims of phishing scams, providing cyber criminals access to their accounts, or credit or debit card information. In these situations, we incur costs to replace compromised cards and address fraudulent transaction activity affecting our clients.

Both internal and external fraud and theft are risks. If confidential client, employee, monetary, or business information were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage, and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or if such information were to be intercepted or otherwise inappropriately taken by third parties, or if our own employees abused their access to financial systems to commit fraud against our clients and the Company. These activities can occur in connection with the origination of loans and lines of credit, ACH transactions, wire transactions, ATM transactions, and checking transactions, and result in financial losses, as well as reputational damage.

The occurrence of any of these risks could result in a diminished ability for us to operate our business, additional costs to correct defects, potential liability to clients, reputational intervention, any of which could adversely affect our business, financial condition, and results of operations.

We rely on other companies to provide key components of our business infrastructure.

We rely on certain third parties to provide products and services necessary to maintain day-to-day operations, such as data processing and storage, recording and monitoring transactions, online banking interfaces and services, Internet connections, telecommunications, and network access. Even though we have a vendor risk management program to help us carefully select and monitor the performance of third parties, we do not control their actions. The failure of a third-party to perform in accordance with the contracted arrangements under service level agreements as a result of changes in the third-party’s organizational structure, financial condition, support for existing products and services, strategic focus, system interruption or breaches, or for any other reason, could be disruptive to our operations, which could have a material adverse effect on our business, financial condition, and results of operations. Replacing these third parties could also create significant delays and expense. Accordingly, use of such third parties introduces additional risks to our business operations.

A natural disaster or recurring energy shortage, especially in California could harm our business.

We are based in Irvine, California and, at December 31, 2021, approximately 61% of the aggregate outstanding principal of our loans was tied to businesses or secured by real estate located in California. In addition, the computer systems that operate our internal computer network, our internet websites, and some of their back-up systems are located in Irvine, California and Las Vegas, Nevada. Historically, California has been vulnerable to natural disasters, such as earthquakes, wildfires, floods, mudslides, and droughts. Certain of these natural disasters may be exacerbated by changing climate conditions.

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

Climate change could have a material negative impact on the Company and clients.

The Company’s business, as well as the operations and activities of our clients, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to the Company and its clients, and these risks are expected to increase over time. Climate change presents multi-faceted risks, including: operational risk from the physical effects of climate events on the Company and its clients’ facilities and other assets; credit risk from borrowers with significant exposure to climate risk; transition risks associated with the transition to a less carbon-dependent economy; and reputational risk from stakeholder concerns about our practices related to climate change, the Company’s carbon footprint, and the Company’s business relationships with clients who operate in carbon-intensive industries.

Federal and state banking regulators and supervisory authorities, investors, and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their clients, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, the Company may face regulatory risk of increasing focus on the Company’s resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit, and reputational risks and costs.

With the increased importance and focus on climate change, we are making efforts to enhance our governance of climate change-related risks and integrate climate considerations into our risk governance framework. Nonetheless, the risks associated with climate change are rapidly changing and evolving in an escalating fashion, making them difficult to assess due to limited data and other uncertainties. We could experience increased expenses resulting from strategic planning, litigation, and technology and market changes, and reputational harm as a result of negative public sentiment, regulatory scrutiny, and reduced investor and stakeholder confidence due to our response to climate change and our climate change strategy, which, in turn, could have a material negative impact on our business, results of operations, and financial condition.

RISKS RELATED TO STRATEGIC GROWTH

Acquisitions may disrupt our business.

We have consummated eleven acquisitions since 2010. Most recently on June 1, 2020, we completed the acquisition of Opus, a California state-chartered bank with approximately $8 billion in total assets. The success of the Opus acquisition or any future acquisition we may consummate will depend on, among other things, our ability to realize the anticipated revenue enhancements and efficiencies and to combine our business with the business of the target institution in a manner that does not materially disrupt the existing customer relationships of either institution, or result in decreased revenues resulting from any loss of customers, and that permits growth opportunities to occur. If we are not able to successfully achieve these objectives, the anticipated benefits of the subject acquisition may not be realized fully or at all or may take longer to realize than expected.

It is possible that the integration process associated with any pending or future acquisition could result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits of the acquisitions. Integration efforts could also divert management attention and resources. These integration matters could have an adverse effect on the combined Company.

Acquisitions involve numerous other risks and uncertainties, including inaccurate financial and operational assumptions, incomplete or failed due diligence, lower-than-expected performance, higher-than-expected costs, adverse market or other stakeholder reactions, changes in relationships with customers or counterparties, the potential loss of key personnel, and the possibility of litigation and other disputes.

Acquisitions may dilute stockholder value.

The acquisition of Opus on June 1, 2020 was an all-stock transaction valued at approximately $749.6 million as of the date of close. The consideration payable to Opus stockholders upon consummation of the acquisition consisted of whole shares of the Corporation’s common stock and cash in lieu of fractional shares of the Corporation’s common stock. We issued approximately 34.4 million shares of common stock to Opus stockholders in connection with the acquisition, and the transaction resulted in initial tangible book value dilution of 2.8%, or $0.53 per share at the time of closing with an earnback period of 1.8 years. Future mergers or acquisitions, if any, may involve cash, debt or equity securities as transaction consideration. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our stock’s tangible book value and net income per common share may occur in connection with any future transaction. We cannot say with any certainty that we will be able to consummate, or if consummated, successfully integrate any future acquisitions, or that we will not incur disruptions or unexpected expenses in integrating such acquisitions. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from pending or future acquisitions could have a material adverse effect on our financial condition and results of operations.

Changes in the value of goodwill and intangible assets could reduce our earnings.

When the Company acquires a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill is determined by the excess of the purchase price over the fair value of the net identifiable assets acquired. As of December 31, 2021, the Company had approximately $970.9 million of goodwill and intangible assets, which includes goodwill of approximately $901.3 million resulting from the acquisitions the Company has consummated since 2011. The Company accounts for goodwill and intangible assets in accordance with accounting principles generally accepted in the United States (“GAAP”), which requires goodwill be tested for impairment at least annually, at the reporting unit level, or more frequently if events and circumstances lead management to believe the value of goodwill may be impaired. GAAP also requires that intangible assets other than goodwill be tested for impairment when events and circumstances change, indicating that their carrying value may not be recoverable. For intangible assets other than goodwill, the Company first performs a qualitative assessment to determine if the carrying value of such assets may not be recoverable. A quantitative assessment is followed to determine the amount of impairment in the event the carrying value of such assets are deemed not recoverable. Impairment is measured as the amount by which their carrying value exceeds their estimated fair value.

In testing goodwill for impairment, GAAP allows the Company to first perform a qualitative assessment to determine if it is more likely than not the carrying value of those assets are impaired. The Company’s qualitative assessment considers known positive and negative, as well as any mitigating events and circumstances associated with each relevant factor that may be deemed to have an impact on the value of the Company. Such factors may include various relevant economic, industry, market and company specific factors that may have an impact on the value of the Company. Should the Company’s qualitative assessment indicate the value of goodwill and intangible assets could be impaired, a quantitative assessment is then performed to determine whether there is impairment. However, GAAP also allows the Company, at its option, to unconditionally forego the qualitative assessment and proceed directly to a quantitative assessment. This assessment involves determining the fair value of the reporting unit (which in our case is the Company) and comparing that determination of fair value to the carrying value of the Company in order to quantify the amount of possible impairment. If the fair value of the reporting unit is below its carrying value, the Company would then recognize the amount of impairment as the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the total amount of goodwill allocated to the reporting unit. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates, and other external factors (such as natural disasters, pandemics such as the COVID-19 pandemic, or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and result in a goodwill impairment charge at a future date. If we were to conclude that a future write-down of our goodwill or intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition, and results of operations.

RISKS RELATED TO COMPETITION

Our ability to attract and retain qualified employees is critical to our success.

Our employees are our most important resource. Competition for qualified personnel is intense in many areas of the financial services industry and has increased significantly since the onset of the pandemic. We endeavor to attract talented and diverse new employees and retain and motivate our existing employees to assist in executing our growth, acquisition, and business strategies. We also seek to retain proven, experienced senior employees with superior talent, augmented from time to time by external hires, to provide continuity of succession of our executive management team. Losses of or changes in our current executive officers or other key personnel, or the inability to recruit and retain qualified personnel in the future could materially and adversely affect our financial condition and results of operations.

We face strong competition from financial services companies and other companies that offer banking services, which could materially and adversely affect our business.

The financial services industry has become even more competitive as a result of legislative, regulatory, and technological changes and continued banking consolidation, which may increase in connection with current economic, market, and political conditions. We face substantial competition in all phases of our operations from a variety of competitors, including national banks, regional banks, community banks and, more recently, financial technology (or "fintech") companies. Many of our competitors offer the same banking services that we offer and our success depends on our ability to adapt our products and services to evolving industry standards. In addition to product and service offerings, we compete on a number of other factors, including financial and other terms, underwriting standards, technological capabilities, brand, and reputation. Increased competition in our market may result in reduced new loan production and/or decreased deposit balances or less favorable terms on loans and leases and/or deposit accounts. We also face competition from many other types of financial institutions, including without limitation, nonbank specialty lenders, insurance companies, private investment funds, investment banks, and other financial intermediaries. Many of our competitors have significantly greater resources, established customer bases, more locations, and longer operating histories. Should competition in the financial services industry intensify, our ability to market our products and services may be adversely affected. If we are unable to attract and retain banking customers, we may be unable to grow or maintain the levels of our loans and deposits and our results of operations and financial condition may be adversely affected as a result. Ultimately, we may not be able to compete successfully against current and future competitors.

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

Operational errors can include information system misconfiguration, clerical or record-keeping errors, or disruptions from faulty or disabled computer or telecommunications systems. Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Because of the Company’s large transaction volume and its necessary dependence upon automated systems to record and process these transactions, there is a risk that technical flaws, tampering, or manipulation of those automated systems, arising from events wholly or partially beyond its control, may give rise to disruption of service to customers and to financial loss or liability. We are exposed to the risk that our business continuity and data security systems prove to be inadequate.

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

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from these estimates. Material estimates subject to change in the near term include, among other items, the allowance for credit losses, particularly in light of the adoption of the new CECL standard on January 1, 2020; the carrying value of goodwill or other intangible assets; the fair value estimates of certain assets and liabilities; and the realization of deferred tax assets and liabilities. These estimates may be adjusted as more current information becomes available, and any adjustment may be significant.

There are risks resulting from the extensive use of models in our business.

We rely on quantitative models to measure risks and to estimate certain financial values. We use models in such processes as determining the pricing of various products, measuring interest rate and other market risks, predicting or estimating losses, assessing capital adequacy and calculating regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating model output could be adversely affected due to the inaccuracy of that information. Models are often based on historical experience to predict future outcomes, as a result new experiences or events which are not part of historical experience can significantly increase model imprecision and impact model reliability. Model inputs can also include information provided by third parties, such as economic forecasts or macroeconomic variables (unemployment rates, real GDP etc.) upon which we rely. Some of the decisions that our regulators make, including those related to capital distributions, could be affected due to the perception that the quality of the models used to generate the relevant information is insufficient, which could have a negative impact on our ability to make capital distributions in the form of dividends or share repurchases. Our reliance on models continues to increase as rules, guidance, and expectations change. The most recent example of this is the additional models used in the determination of our ACL under CECL, which we adopted on January 1, 2020.

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

Approval of the Federal Reserve is required for payment of any dividend by a state-chartered bank that is a member of the Federal Reserve System, such as the Bank, if the total of all dividends declared by the Bank in any calendar year would exceed the total of its retained net income for that year combined with its retained net income for the preceding two years. In addition, a state member bank may not pay a dividend in an amount greater than its undivided profits without regulatory and stockholder approval. The Bank is also prohibited under federal law from paying any dividend that would cause it to become undercapitalized. A reduction or discontinuance of dividends from the Bank to the Corporation could have an adverse effect on our ability to pay dividends on our common stock, which in turn could have a material adverse effect on our business, including the market price of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES
The Company’s headquarters is located in Irvine, California at 17901 Von Karman Avenue. As of December 31, 2021, our properties included 26 administrative offices and 61 branches throughout the western United States in major metropolitan markets in California, Washington, Oregon, Arizona, Nevada, Texas, New Jersey, Nebraska, and Colorado. We owned 14 properties and leased the remaining properties. The lease terms are not individually material and range from month-to-month to ten years from inception date.
All of our existing facilities are considered to be adequate for our present and anticipated future use. In the opinion of management, all properties are adequately covered by insurance.
For additional information regarding properties of the Company, see Note 6 - Premises and Equipment of the Notes to the Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in legal proceedings occurring in the ordinary course of business. Management believes that none of the legal proceedings occurring in the ordinary course of business, individually or in the aggregate, will have a material adverse impact on the financial condition or results of operations the Company.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Shareholder Information

The common stock of the Corporation has been publicly traded since 1997 and is currently traded on the NASDAQ Global Select Market under the symbol PPBI. As of February 18, 2022, there were approximately 919 holders of record of our common stock.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021, with respect to options outstanding and shares available for future option, restricted stock, and restricted stock unit awards under the Company’s active equity incentive plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders:
Pacific Premier Bancorp, Inc. Amended and Restated 2012 Stock Long-term Incentive Plan	605,949		16.40		1,682,130
Heritage Oaks Bancorp, Inc. 2005 Equity Incentive Plan	6,087		20.47		—
Heritage Oaks Bancorp, Inc. 2015 Equity Incentive Plan	5,534		21.32		657,167	(3)
Equity compensation plans not approved by security holders	—		—		—
Total equity compensation plans	617,570	(1)	$16.64	(2)	2,339,297	(4)

(1) Consists of 213,077 shares issuable upon the exercise of outstanding stock options and 404,493 shares issuable in settlement of outstanding RSUs and dividend equivalent rights. Excludes 961,285 outstanding shares of unvested restricted stock (these do not constitute “rights” under SEC rules).
(2) The weighted-average exercise price includes all outstanding stock options but does not include restricted stock units, all of which do not have an exercise price. If restricted stock units were included in this calculation, treating such awards as having an exercise price of zero, the weighted average exercise price of outstanding options, warrants and rights would be $5.74.
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

Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock with that of the NASDAQ Composite Index (U.S. companies), the Keefe, Bruyette and Woods (“KBW”) Nasdaq Regional Banking Index (“KRX”), and the NASDAQ Bank Stocks Index from December 31, 2016 through December 31, 2021. The graph is based on an investment of $100 in our common stock at its closing price on December 31, 2016.

Total Return to Stockholders
(Assumes $100 investment on 12/31/2016)

Index Value
320
300
280
260
240
220
200
180
160
140
120
100
80
60
12/30/16
12/29/17
12/31/18
12/31/19
12/31/20
12/31/21
Pacific Premier Bancorp, Inc.
NASDAQ Composite Index
KBW Nasdaq Regional Banking Index
NASDAQ Bank Stocks Index

Total Return Analysis	12/30/2016	12/29/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Pacific Premier Bancorp, Inc.	$100.00	$113.15	$72.19	$94.93	$95.26	$125.63
NASDAQ Composite Index	100.00	129.73	126.08	172.41	250.08	305.63
KBW Nasdaq Regional Banking Index	100.00	101.81	84.00	104.05	95.02	129.84
NASDAQ Bank Stocks Index	100.00	105.46	88.40	109.95	101.7	145.34

Dividends

In January 2019, we announced the initiation of a quarterly cash dividend. Our annual common equity cash dividend was $1.29 per share in 2021, compared to $1.03 per share in 2020, an increase of $0.26 or 25.2%.

The following table summarizes the Company’s quarterly common equity dividend declared during the periods indicated:

	Year Ended December 31,
	2021	2020
First quarter	$0.30	$0.25
Second quarter	0.33	0.25
Third quarter	0.33	0.25
Fourth quarter	0.33	0.28
Total	$1.29	$1.03

On January 18, 2022, the Corporation's Board of Directors declared a $0.33 per share dividend, payable on February 11, 2022 to stockholders of record on February 4, 2022. The Corporation anticipates continuing a regular quarterly cash dividend. However, we have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Any future determination to pay dividends to holders of our common stock will depend on our financial condition, results of operations, capital requirements, banking regulations, contractual restrictions, and any other factors that our Board of Directors may deem relevant.

The Corporation’s ability to pay dividends on its common stock is dependent on the Bank’s ability to pay dividends to the Corporation. Various statutes restrict the amount of dividends that the Bank can pay without regulatory approval. For information on the statutory and regulatory limitations on the ability of the Corporation to pay dividends to its stockholders and on the Bank to pay dividends to the Corporation, see Item 1. Business-Supervision and Regulation—Dividends and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity.

Issuer Purchases of Equity Securities

On January 11, 2021, the Company’s Board of Directors approved a new stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock. The stock repurchase program may be limited or terminated at any time without notice. During 2021, the Company repurchased 479,944 of its common stock for $18.1 million at a weighted average price of $37.61 (excluding commission expense).

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 to October 31, 2021	—	$—	—	4,245,056
November 1, 2021 to November 30, 2021	—	—	—	4,245,056
December 1, 2021 to December 31, 2021	—	—	—	4,245,056
Total	—		—

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition, results of operations, liquidity, and capital resources. This section should be read in conjunction with the disclosures regarding “Forward-Looking Statements” set forth in Item I. Business-Forward Looking Statements, as well as the discussion set forth in Item 8. Financial Statements and Supplementary Data, including the Notes to Consolidated Financial Statements.

Summary

Our principal business is attracting deposits from small- and middle-market businesses, corporations, and consumers, and investing those deposits, together with funds generated from operations and borrowings, primarily in commercial loans and various types of commercial real estate loans. The Company expects to fund substantially all of the loans that it originates or purchases through deposits, FHLB advances and other borrowings, and internally generated funds. Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities, and the levels of savings in the Company’s market area. The Company generates the majority of its revenues from interest income on loans that it originates and purchases, and income from investments in securities. The Company also provides its clients with financial products and services which generate noninterest income such as service charges on customer accounts, trust custodial account fees, and escrow and exchange fees. The Company’s revenues are partially offset by interest expense paid on deposits and borrowings, the provision for credit losses, and noninterest expenses, such as operating expenses. The Company’s operating expenses primarily consist of employee compensation and benefit expenses, premises and occupancy expenses, data processing expenses, deposit expenses, and other general expenses. The Company’s results of operations are also affected by prevailing economic conditions, competition, acquisitions, government policies, and other actions of regulatory agencies.

The COVID-19 Pandemic

The COVID-19 outbreak was declared a Public Health Emergency of International Concern by the World Health Organization on January 30, 2020 and a pandemic by the World Health Organization on March 11, 2020. The ongoing COVID-19 pandemic and national health emergency has caused significant disruption in the U.S. and international economies and financial markets. The operations and business results of the Company have been and could be materially adversely affected in future periods.

In early March 2020, the Company began preparing for potential disruptions and government limitations of activity in the markets in which we serve. We activated our Business Continuity Program and Pandemic Preparedness Plan, and were able to quickly execute on multiple initiatives to adjust our operations to protect the health and safety of our employees and clients. We expanded remote-access availability to ensure a greater number of employees have the capability to work from home or other remote locations without impacting our operations while continuing to provide a superior level of customer service. We also reconfigured our corporate offices and branches to promote social distancing for employees by erecting physical barriers. In addition, the Company issued a Company-wide employee appreciation bonus related to the COVID-19 pandemic during the fourth quarter of 2020 and created a vaccine award program. Beginning in April 2021, non-exempt employees receive up to four hours of paid time off for COVID-19 vaccination appointments and exempt employees will receive flexibility for vaccination appointments. The Company also offered rapid and PCR COVID-19 testing to all employees.

Since the beginning of the crisis, we have been in close contact with our clients, assessing the level of impact on their businesses, and implementing a process to evaluate each client’s specific situation, and where appropriate, providing relief programs. We also enhanced client awareness of our digital banking offerings to ensure that we continue to provide a superior level of customer service. We have taken steps to comply with various government directives regarding social distancing and use of personal protective equipment in the work place, and we are following the guidance from the Centers for Disease Control (“CDC”) to protect our employees.

The Company continued its efforts to monitor the loan portfolio to identify potential at-risk segments and line of credit draws for deviations from normal activity, and support our customers affected by the COVID-19 pandemic, including but not limited to the following:

•Participated in the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”).

We were able to quickly establish our process for participating in the SBA PPP that enabled our clients to utilize this valuable resource beginning in April 2020. Our team executed PPP loans in the initial two rounds of the program, which allowed us to further strengthen and deepen our client relationships, while positively impacting tens of thousands of individuals. In July 2020, the Bank sold its entire SBA PPP loan portfolio with an aggregate amortized cost of $1.13 billion to a seasoned and experienced nonbank lender and servicer of SBA loans, resulting in improved balance sheet liquidity and a gain on sale of approximately $18.9 million, net of net deferred origination fees and net purchase discounts.

•Implemented a temporary loan modification program for borrowers affected by the COVID-19 pandemic, including payment deferrals, fee waivers, and extensions of repayment terms.

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Bank established a COVID-19 temporary modification program, including interest-only payments, or full payment deferrals for clients that are adversely affected by the COVID-19 pandemic. The CARES Act also addressed COVID-19 related modifications and specified that such modifications made during the eligible periods on loans that were current as of December 31, 2019 are not classified as TDRs. In accordance with interagency guidance issued in April 2020, these short-term modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders, including payment deferrals, fee waivers, and extensions of repayment terms, do not need to be classified as TDRs if the loans were current at the time a modification plan was implemented. The Consolidated Appropriations Act, 2021 (“CAA”), signed into law on December 27, 2020, extended the period to include modifications to loans held by financial institutions executed between March 1, 2020 and the earlier of (i) January 1, 2022, or (ii) 60 days after the date of termination of the COVID-19 national emergency. As of December 31, 2021, there were no loans outstanding under a modification due to COVID-19 hardship under the CARES Act. Please also see Note 4 - Loans Held for Investment for additional information.

Additionally, the CARES Act provides for relief on existing and new SBA loans through the Small Business Debt Relief program. As part of this program, the SBA will automatically pay principal, interest, and fees of certain SBA loans for a period of six months for both existing loans and new loans issued prior to September 27, 2020. On December 27, 2020, the CAA authorized a second round of SBA payments on covered loans approved before March 27, 2020, for a two-month period beginning with the first payment due on the loan on or after February 1, 2021 and for an additional three-month period for certain eligible borrowers. For new loans approved beginning on February 2, 2021 and ending on September 30, 2021, the SBA will make the payments for a three-month period subject to the availability of funds. At December 31, 2021, approximately $5.3 million of loans are eligible for this relief. The CARES Act also provides for mortgage payment relief and a foreclosure moratorium.

The extent to which the ongoing COVID-19 pandemic, including the potential existence of additional COVID-19 variants, impacts the Company’s business, asset valuations, financial condition, and results of operations, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the scope and duration of the COVID-19 pandemic and the effectiveness and the level of acceptance of COVID-19 vaccines, and the actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, investments, loans, and deferred tax assets.

While economic conditions have improved, the ongoing COVID-19 pandemic has placed strain on certain businesses and service providers, many of which have not been able to conduct operations in their usual manner. Should the COVID-19 pandemic persist, we anticipate it could have an impact on the following:

•Loan growth and interest income - Economic activity expanded during 2021, but macroeconomic conditions have not yet fully recovered to the levels observed prior to the onset of the COVID-19 pandemic. Further, supply chain disruption and inflationary pressures have increased in 2021. If the economic recovery begins to wane, it may have an impact on our borrowers, the businesses they operate, and their financial condition. Our borrowers may have less demand for credit needed to invest in and expand their businesses, as well as less demand for real estate and consumer loans; such factors would place pressure on the level of interest-earning assets, which may negatively impact our interest income.

•Credit quality - Should there be a decline in economic activity, the markets we serve could experience increases in unemployment, declines in consumer confidence, and a reluctance on the part of businesses to invest in and expand their operations, among other things. Such factors may result in additional weakness in economic conditions, place strain on our borrowers, and ultimately impact the credit quality of our loan portfolio. We expect this could result in increases in the level of past due, nonaccrual, and classified loans, as well as higher net charge-offs. While economic conditions have improved considerably since the onset of the COVID-19 pandemic in the first quarter of 2020, there can be no assurance the recovery will continue. As such, should we experience future deterioration in the credit quality of our loan portfolio, it may contribute to the need for additional provisions for credit losses.

•CECL - On January 1, 2020, the Company adopted ASC 326, which requires the Company to measure credit losses on certain financial assets, such as loans and debt securities, using the CECL model. The CECL model for measuring credit losses is highly dependent upon expectations of future economic conditions and requires management judgment. Should the recovery in economic conditions begin to wane and expectations concerning future economic conditions deteriorate, the Company may be required to record additional provisions for credit losses under the CECL model.

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

The U.S. government as well as other state and local policy makers have responded to the ongoing COVID-19 pandemic with actions geared to support not only the health and well-being of the public, but also consumers, businesses, and the economy as a whole. In addition, during the first quarter of 2021, the President signed into law the American Rescue Plan, which provides approximately $1.9 trillion in various forms of economic stimulus and aid to individuals and state and local governments that have been affected by the ongoing COVID-19 pandemic. However, the ultimate impact and overall effectiveness of these actions is difficult to determine at this time.

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

The client account integration and system conversion of Opus was completed in October 2020. At the same time, as a result of the Opus acquisition, the Bank consolidated 20 branch offices primarily in California, Washington, and Arizona into nearby branch offices. The consolidated branches were identified largely based on the proximity of neighboring branches, historic growth, and market opportunity to improve further the overall efficiency of operations in line with the Bank's ongoing cost reduction initiatives. For additional information about the acquisition of Opus, please see Note 25 - Acquisitions of the Notes to the Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.

Critical Accounting Policies and Estimates

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements in Item 8 hereof. The Company’s significant accounting policies are described in Note 1 - Description of Business and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements. Certain accounting policies require management to make estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities as well as the Company’s results of operations; management considers these to be critical accounting policies. The estimates and assumptions management uses associated with these policies are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of the Company’s assets and liabilities as well as the Company’s results of operations in future reporting periods.

Allowance for Credit Losses on Loans and Off-Balance Sheet Commitments

Effective January 1, 2020, the Company accounts for credit losses on loans and off-balance sheet commitments, such as unfunded loan commitments, in accordance with ASC 326 - Financial Instruments - Credit Losses, which requires the Company to record an estimate of expected lifetime credit losses for loans and unfunded loan commitments at the time of origination or acquisition. The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated statements of financial condition. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The estimation process in determining the ACL involves a significant degree of judgement, requiring management to make numerous estimates and assumptions. These estimates and assumptions are subject to change in future periods, which may have a material impact on the level of the ACL and the Company’s results of operations.

The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics, as well as the individual evaluation of loans that are deemed to no longer possess characteristics similar to others in the loan portfolio. The Company measures the ACL on commercial real estate loans and commercial loans through a discounted cash flow approach using a loan’s effective interest rate, while a historical loss rate methodology is used to determine the ACL on retail loans. The Company’s discounted cash flow methodology incorporates a probability of default and loss given default model, which is impacted by expectations of future economic conditions. The Company’s ACL methodology also incorporates estimates and assumptions concerning loan prepayments, future draws on revolving credit facilities, and the probability an unfunded commitment will be drawn upon.

The use of reasonable and supportable forecasts in the ACL methodology requires significant judgment, such as selecting forecast scenarios and related scenario-weighting, as well as determining the appropriate length of the forecast horizon. Management leverages economic projections from a reputable and independent third party to inform and provide its reasonable and supportable economic forecasts. Other internal and external indicators of economic forecasts may also be considered by management when developing forecast metrics. Forecasts of economic conditions and expected credit losses are made over a two-year time horizon, before reverting to long-term average loss rates over a period of three years. Changes in economic forecasts, in conjunction with changes in loan specific attributes, have an impact on a loan’s probability of default and loss given default, which can drive changes in the determination of the ACL and can have a significant impact on the provision for credit losses.

The Company’s ACL methodology also includes adjustments for qualitative factors, where appropriate. Qualitative adjustments may be related to and include, but not limited to, factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through backtesting, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios, changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL.

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

Although management uses the best information available to derive estimates necessary to measure an appropriate level of the ACL, future adjustments to the ACL may be necessary due to economic, operating, regulatory, and other conditions that extend beyond the Company’s control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL. Such agencies may require the Company to recognize changes to the ACL based on judgments different from those of management. Further, as the size, complexity, and composition of the loan portfolio changes over time, such as through the acquisition of other financial institutions, new product offerings, client demand for various types of credit, and changes in our geographic footprint, the Company may seek to make additional enhancements to its ACL methodology. Such enhancements may have an impact on the level of the ACL in future periods.

The ACL is recorded through a charge to provision for credit losses and is reduced by charge-offs, net of recoveries on loans previously charged-off. It is the Company’s policy to promptly charge-off loan balances at the time they have been deemed uncollectible.

Please also see Note 5 - Allowance for Credit Losses, of the Notes to the Consolidated Financial Statements for additional discussion concerning the Company’s ACL methodology.

Allowance for Loan Losses

Prior to the Company’s adoption of ASC 326 on January 1, 2020, the Company maintained an allowance for loan and leases losses (“ALLL”) in accordance with ASC 450, Contingencies and ASC 310, Receivables. The ALLL was maintained at a level deemed appropriate by management to provide for known or probable incurred losses in the portfolio as of the date of the consolidated statements of financial condition. Management’s determination of the adequacy of the ALLL was based on an evaluation of the composition of the portfolio, actual historical loss experience, industry charge-off experience on income property loans, current economic conditions, and other relevant factors in the area in which the Company’s lending and real estate activities are based. These factors may affect a borrower’s ability to pay as well as the value of the underlying collateral securing loans. The allowance was calculated by applying loss factors to loans held for investment according to loan type and loan credit classification. The loss factors were based primarily upon the Bank’s historical loss experience and industry charge-off experience, and are evaluated on a quarterly basis. Loan credit classifications were based on an internal loan review system, which was designed to provide for the detection of problem loans and assign an appropriate level of ALLL to them. The ALLL was periodically adjusted to reflect the estimated potential impact that relevant internal and external factors may have on losses inherent in the loan portfolio. These factors typically consisted of:

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

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting. Upon obtaining control of an acquired entity, the Company records all identifiable assets and liabilities at their estimated fair values. Goodwill is recorded when the consideration paid for an acquired entity exceeds the estimated fair value of the net assets acquired. Changes to the acquisition date fair values of assets acquired and liabilities assumed may be made as adjustments to goodwill during a one year measurement period following the date of acquisition. Such adjustments are attributable to additional information obtained related to fair value estimates of the assets acquired and liabilities assumed. Costs associated with business combinations are expensed as incurred.

Income Taxes

The Company is subject to federal and state taxation in various tax jurisdictions within the United States. Current income taxes are based on estimates for amounts payable or receivable on tax returns for the current year. Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the asset-liability method. In estimating future tax consequences, all expected future events other than enactments of changes in tax laws or tax rates are considered. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are to be recognized for temporary differences that will result in deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized. Changes in income taxes can occur when, among other things, there are changes in tax laws, changes in tax rates, and/or changes in statutory or regulatory guidance; any of which may have an impact on current and deferred income taxes, and may have a material impact on our results of operations. The Company’s income tax positions are evaluated quarterly. See also Note 14 - Income Taxes of the Notes to the Consolidated Financial Statements for additional disclosure related to income taxes.

Non-GAAP Measurements

The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position, or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures and may not be comparable to non-GAAP financial measures that may be presented by other companies. Management believes that these non-GAAP financial measures provides useful information to gain an understanding of the operating results of our core business. The non-GAAP measures the Company uses include the following:

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
•Return on average tangible common equity: This figure is calculated by excluding amortization of intangible assets from net income and excluding the average intangible assets and average goodwill from the average stockholders’ equity during the period.
•Efficiency ratio: This figure represents the ratio of noninterest expense less other real estate owned operations, amortization of intangible assets, and merger-related expense to the sum of net interest income before provision for credit losses and total noninterest income, less gain/(loss) on sale of securities, other income - security recoveries on investment securities, gain/(loss) on sale of other real estate owned, and gain/(loss) from debt extinguishment.
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
•Noninterest expense excluding merger-related expense as a percent of average assets: We calculate noninterest expense (excluding merger-related expense) as a percent of average assets by excluding merger-related expenses from the noninterest expense and dividing by average assets.

The following tables provide reconciliations of the non-GAAP measures with financial measures defined by GAAP:

Tangible Common Equity Amounts and Ratios

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2021	2020	2019
Total stockholders’ equity	$2,886,311	$2,746,649	$2,012,594
Less: intangible assets	970,883	984,076	891,634
Tangible common equity	$1,915,428	$1,762,573	$1,120,960

Total assets	$21,094,429	$19,736,544	$11,776,012
Less: intangible assets	970,883	984,076	891,634
Tangible assets	$20,123,546	$18,752,468	$10,884,378

Common equity ratio	13.68%	13.92%	17.09%
Less: intangible equity ratio	4.16	4.52	6.79
Tangible common equity ratio	9.52%	9.40%	10.30%

Common shares issued and outstanding	94,389,543	94,483,136	59,506,057

Book value per share	$30.58	$29.07	$33.82
Less: intangible book value per share	10.29	10.42	14.98
Tangible book value per share	$20.29	$18.65	$18.84

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014	2013
Total stockholders' equity	$1,969,697	$1,241,996	$459,740	$298,980	$199,592	$175,226
Less: intangible assets	909,282	536,343	111,941	58,002	28,564	24,056
Tangible common equity	$1,060,415	$705,653	$347,799	$240,978	$171,028	$151,170

Total assets	$11,487,387	$8,024,501	$4,036,311	$2,789,599	$2,037,731	$1,714,187
Less: intangible assets	909,282	536,343	111,941	58,002	28,564	24,056
Tangible assets	$10,578,105	$7,488,158	$3,924,370	$2,731,597	$2,009,167	$1,690,131

Common equity ratio	17.15%	15.48%	11.39%	10.72%	9.79%	10.22%
Less: intangible equity ratio	7.13	6.06	2.53	1.90	1.28	1.28
Tangible common equity ratio	10.02%	9.42%	8.86%	8.82%	8.51%	8.94%

Common shares issued and outstanding	62,480,755	46,245,050	27,798,283	21,570,746	16,903,884	16,656,279

Book value per share	$31.52	$26.86	$16.54	$13.86	$11.81	$10.52
Less: intangible book value per share	14.55	11.60	4.03	2.69	1.69	1.44
Tangible book value per share	$16.97	$15.26	$12.51	$11.17	$10.12	$9.08

Return on Average Tangible Common Equity

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Net income	$339,889	$60,351	$159,718
Plus: amortization of intangible assets expense	15,936	17,072	17,245
Less: amortization of intangible assets expense tax adjustment (1)	4,556	4,892	4,986
Net income for average tangible common equity	351,269	72,531	171,977
Plus: merger-related expense	5	49,129	656
Less: merger-related expense tax adjustment (1)	1	14,031	190
Net income for average tangible common equity excluding merger-related expense	$351,273	$107,629	$172,443

Average stockholders’ equity	$2,798,593	$2,419,013	$1,996,761
Less: average intangible assets	77,817	86,740	92,339
Less: average goodwill	900,458	861,183	808,535
Average tangible common equity	$1,820,318	$1,471,090	$1,095,887

Return on average equity	12.14%	2.49%	8.00%
Return on average tangible common equity	19.30%	4.93%	15.69%
Return on average tangible common equity excluding merger-related expense	19.30%	7.32%	15.74%
______________________________
(1) Adjusted by statutory tax rate

Efficiency Ratio

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Total noninterest expense	$380,277	$381,119	$259,065
Less: amortization of intangible assets	15,936	17,072	17,245
Less: merger-related expense	5	49,129	656
Less: other real estate owned operations, net	—	1	160
Noninterest expense, adjusted	$364,336	$314,917	$241,004

Net interest income before provision for loan losses	$662,374	$574,211	$447,301
Add: total noninterest income	107,850	71,325	35,236
Less: net gain from investment securities	16,906	13,882	8,571
Less: other income - security recoveries	10	2	2
Less: net (loss) gain from other real estate owned	—	(112)	52
Less: net loss from debt extinguishment	(180)	—	(612)
Revenue, adjusted	$753,488	$631,764	$474,524

Efficiency ratio	48.4%	49.8%	50.8%

Core Net Interest Margin

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Net interest income	$662,374	$574,211	$447,301
Less: scheduled accretion income	13,874	17,063	9,151
Less: accelerated accretion income	22,792	16,117	11,458
Less: premium amortization on CD	3,266	6,443	521
Less: nonrecurring nonaccrual interest paid	(544)	(95)	470
Core net interest income	622,986	534,683	425,701
Less: interest and deferred fee income on SBA PPP loans	—	6,220	—
Core net interest income excluding SBA PPP loans	$622,986	$528,463	$425,701

Average interest-earning assets	$18,897,234	$15,373,474	$10,319,552
Less: average SBA PPP loans	—	289,187	—
Average interest-earning assets excluding SBA PPP loans	$18,897,234	$15,084,287	$10,319,552

Net interest margin	3.51%	3.74%	4.33%
Core net interest margin	3.30%	3.48%	4.13%
Core net interest margin excluding SBA PPP loans	3.30%	3.50%	4.13%

Pre-Provision Net Revenue

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Interest income	$696,739	$630,726	$526,107
Interest expense	34,365	56,515	78,806
Net interest income	662,374	574,211	447,301
Noninterest income	107,850	71,325	35,236
Revenue	770,224	645,536	482,537
Noninterest expense	380,277	381,119	259,065
Plus: merger-related expense	5	49,129	656
Pre-provision net revenue	$389,952	$313,546	$224,128

Average assets	$20,492,402	$16,817,242	$11,546,912
Pre-provision net revenue return on average assets	1.90%	1.86%	1.94%

Noninterest Expense Excluding Merger-Related Expense

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Noninterest expense	$380,277	$381,119	$259,065
Less: merger-related expense	5	49,129	656
Noninterest expense excluding merger-related expense	380,272	331,990	258,409

Average assets	$20,492,402	$16,817,242	$11,546,912

Noninterest expense as a percent of average assets	1.86%	2.27%	2.24%
Noninterest expense excluding merger-related expense as a percent of average assets	1.86%	1.97%	2.24%

Financial Highlights

The following table sets forth certain of our financial highlights at or for each of the years presented. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein at Item 8.

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2021	2020	2019
Operating Data
Net income	$339,889	$60,351	$159,718
Pre-provision net revenue (1)	389,952	313,546	224,128
Share Data
Basic earnings per common share	$3.60	$0.75	$2.62
Diluted earnings per common share	3.58	0.75	2.60
Book value per share (basic)	30.58	29.07	33.82
Tangible book value per share (1)	20.29	18.65	18.84
Common equity dividends declared per share	1.29	1.03	0.88
Selected Balance Sheet Data
Total assets	$21,094,429	$19,736,544	$11,776,012
Total deposits	17,115,589	16,214,177	8,898,509
Total borrowings	888,567	532,511	732,171
Total stockholders’ equity	2,886,311	2,746,649	2,012,594
Loan to deposit ratio	83.6%	81.6%	98.0%
Non-maturity deposits as a percent of total deposits	93.8	90.0	88.2
Performance Ratios
Return on average assets	1.66%	0.36%	1.38%
Return on average equity	12.14	2.49	8.00
Average equity to average assets	13.66	14.38	17.29
Return on average tangible common equity (1)	19.30	4.93	15.69
Pre-provision net revenue on average assets (1)	1.90	1.86	1.94
Net interest margin	3.51	3.74	4.33
Cost of deposits	0.07	0.25	0.66
Efficiency ratio (1)	48.4	49.8	50.8
Noninterest expense (excluding merger-related expense) as a percent of average assets (1)	1.86	1.97	2.24
Pacific Premier Bancorp, Inc. Capital Ratios
Tier 1 leverage ratio	10.08%	9.47%	10.54%
Common equity tier 1 to risk-weighted assets	12.11	12.04	11.35
Tier 1 capital to risk-weighted assets	12.11	12.04	11.42
Total capital to risk-weighted assets	14.62	16.31	13.81
Asset Quality Ratios
Nonperforming loans as a percent of loans held for investment	0.22%	0.22%	0.10%
Nonperforming assets as a percent of total assets	0.15	0.15	0.08
Net charge-offs to average total loans, net	0.02	0.14	0.09
Allowance for credit losses to loans held for investment	1.38	2.02	0.41
Allowance for credit losses as a percent of nonperforming loans	632	918	419

(1) Reconciliations of the non-GAAP measures are set forth in the “Non-GAAP Measurements” section included herein at Item 7 of this Form 10-K.

Operating Results

The Company’s results of operations are presented for 2021 compared to 2020. Some tables include additional periods to comply with disclosure requirements or to illustrate the trend of financial results for the periods presented in the financial statements. For a discussion of Company’s results of operations for 2020 compared to 2019 and other 2019 information not included herein, please refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021.

Overview. The comparability of financial information is affected by our acquisition of Opus, completed on June 1, 2020.

Net Income.  For 2021, we reported net income of $339.9 million, or $3.58 per diluted share, compared to net income of $60.4 million, or $0.75 per diluted share, for 2020, and net income of $159.7 million, or $2.60 per diluted share, for 2019. The increase from 2020 was primarily due to a $70.9 million provision recapture in 2021, compared to a $191.8 million provision expense in 2020, an $88.2 million increase in net interest income, and a $49.1 million decrease in merger-related expense, partially offset by a $108.7 million increase in income tax expense in 2021. Our pre-provision net revenue, which excludes provision recapture, merger-related expense, and tax expense from net income, was $390.0 million in 2021, compared to $313.5 million in 2020. The increase was primarily due to an $88.2 million increase in net interest income and a $36.5 million increase in noninterest income, partially offset by a $48.3 million increase in our operating expense (noninterest expense excluding merger-related expense). The increase in our pre-provision net revenue largely reflected our organic loan growth and revenue from our fee-based businesses from Pacific Premier Trust and Commerce Escrow divisions acquired from the Opus acquisition.

For 2021, the Company’s return on average assets was 1.66%, return on average equity was 12.14%, and return on average tangible common equity was 19.30%. For 2020, the Company’s return on average assets was 0.36%, return on average equity was 2.49%, and return on average tangible common equity was 4.93%. For 2019, the Company’s return on average assets was 1.38%, return on average equity was 8.00%, and return on average tangible common equity was 15.69%.

Net Interest Income.  Our primary source of revenue is net interest income, which is the difference between the interest earned on loans, investment securities, and interest-earning balances with financial institutions (“interest-earning assets”) and the interest paid on deposits and borrowings (“interest-bearing liabilities”). Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income is affected by changes in volume, mix, and rates of interest-earning assets and interest-bearing liabilities, as well as days in a period.

For 2021, net interest income totaled $662.4 million, an increase of $88.2 million, or 15.35%, from 2020. This reflected an increase in average interest-earning assets of $3.52 billion, primarily due to a full year’s impact of the acquisition of Opus on June 1, 2020, which added $5.81 billion of loans, $937.1 million of cash and cash equivalents, and $829.9 million of investment securities, as well as organic loan growth of $4.07 billion, investment securities purchases of $2.28 billion, and a lower cost of funds, partially offset by an increase in average interest-bearing liabilities of $2.02 billion, loan maturities and prepayments, investment securities principal payments, amortization, and redemption, as well as lower average loan and investment yields. Net interest margin decreased 23 basis points to 3.51% in 2021 from 3.74% in 2020. The decrease was primarily due to yields on interest-earning assets decreasing 41 basis points, driven primarily by the shift in interest-earning asset mix, and the deployment of excess liquidity into highly rated, lower-yielding investment securities, as well as the impact of the lower-yielding Opus loan portfolio added in June 2020, partially offset by our cost of funds decreasing 20 basis points, driven principally by lower rates paid on deposits as well as a favorable shift in average deposit mix.

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

	For the Year Ended December 31,
	2021			2020			2019
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$904,159	$877	0.10%	$912,316	$1,022	0.11%	$187,935	$1,217	0.65%
Investment securities	4,495,956	73,829	1.64	2,641,260	52,146	1.97	1,363,228	39,227	2.88
Loans receivable, net (1)(2)	13,497,119	622,033	4.61	11,819,898	577,558	4.89	8,768,389	485,663	5.54
Total interest-earning assets	18,897,234	696,739	3.69%	15,373,474	630,726	4.10%	10,319,552	526,107	5.10%
Noninterest-earning assets	1,595,168			1,443,768			1,227,360
Total assets	$20,492,402			$16,817,242			$11,546,912
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$3,276,638	$1,270	0.04%	$1,994,821	$3,295	0.17%	$549,221	$2,340	0.43%
Money market	5,507,469	6,824	0.12	4,570,581	19,903	0.44	3,046,593	28,279	0.93
Savings	393,332	251	0.06	310,368	393	0.13	242,127	382	0.16
Retail certificates of deposit	1,248,956	3,332	0.27	1,296,642	9,123	0.70	1,017,445	17,807	1.75
Wholesale/brokered certificates of deposit	29,645	140	0.47	177,618	1,622	0.91	389,978	9,489	2.43
Total interest-bearing deposits	10,456,040	11,817	0.11%	8,350,030	34,336	0.41%	5,245,364	58,297	1.11%
FHLB advances and other borrowings	24,947	99	0.40	139,441	1,532	1.10	405,188	9,829	2.43
Subordinated debentures	410,067	22,449	5.47	377,037	20,647	5.48	183,383	10,680	5.82
Total borrowings	435,014	22,548	5.18%	516,478	22,179	4.29%	588,571	20,509	3.48%
Total interest-bearing liabilities	10,891,054	34,365	0.32%	8,866,508	56,515	0.64%	5,833,935	78,806	1.35%
Noninterest-bearing deposits	6,527,259			5,224,980			3,564,809
Other liabilities	275,496			306,741			151,407
Total liabilities	17,693,809			14,398,229			9,550,151
Stockholders’ equity	2,798,593			2,419,013			1,996,761
Total liabilities and equity	$20,492,402			$16,817,242			$11,546,912
Net interest income		$662,374			$574,211			$447,301
Net interest rate spread			3.37%			3.46%			3.75%
Net interest margin (3)			3.51%			3.74%			4.33%
Cost of deposits (4)			0.07%			0.25%			0.66%
Cost of funds (5)			0.20%			0.40%			0.84%
Ratio of interest-earning assets to interest-bearing liabilities			173.51%			173.39%			176.89%
______________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums.
(2) Interest income includes net discount accretion of $36.7 million, $33.2 million, and $20.6 million, respectively.
(3) Represents net interest income divided by average interest-earning assets.
(4) Represents annualized interest expense on deposits divided by the sum of average interest-bearing deposits and noninterest-bearing deposits.
(5) Represents annualized total interest expense divided by the sum of average total interest-bearing liabilities and noninterest-bearing deposits.

Changes in our net interest income are a function of changes in volume, mix, and rates of interest-earning assets and interest-bearing liabilities, as well as days in a period. The following table presents the impact the volume, days in period, and rate changes have had on our net interest income for the years indicated. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

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

	Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 Increase (Decrease) Due to				Year Ended December 31, 2020 Compared to Year Ended December 31, 2019 Increase (Decrease) Due to
(Dollars in thousands)	Volume	Days	Rate	Net	Volume	Days	Rate	Net
Interest-Earning Assets
Cash and cash equivalents	$(9)	$(2)	$(134)	$(145)	$(233)	$3	$35	$(195)
Investment securities	28,486	—	(6,803)	21,683	19,468	—	(6,549)	12,919
Loans receivable, net	77,026	(1,704)	(30,847)	44,475	136,223	1,578	(45,906)	91,895
Total interest-earning assets	105,503	(1,706)	(37,784)	66,013	155,458	1,581	(52,420)	104,619
Interest-Bearing Liabilities
Interest checking	2,118	(3)	(4,140)	(2,025)	1,221	9	(275)	955
Money market	5,239	(19)	(18,299)	(13,079)	158,234	54	(166,664)	(8,376)
Savings	105	(1)	(246)	(142)	31	1	(21)	11
Retail certificates of deposit	(323)	(9)	(5,459)	(5,791)	7,332	25	(16,041)	(8,684)
Wholesale/brokered certificates of deposit	(940)	—	(542)	(1,482)	(3,648)	4	(4,223)	(7,867)
FHLB advances and other borrowings	(808)	—	(625)	(1,433)	(4,507)	4	(3,794)	(8,297)
Subordinated debentures	1,808	—	(6)	1,802	11,000	—	(1,033)	9,967
Total interest-bearing liabilities	7,199	(32)	(29,317)	(22,150)	169,663	97	(192,051)	(22,291)
Changes in net interest income	$98,304	$(1,674)	$(8,467)	$88,163	$(14,205)	$1,484	$139,631	$126,910

Provision for Credit Losses.  For 2021, we recorded a total of $70.9 million provision recapture, compared to a $191.8 million provision expense in 2020. The provision recapture for 2021 was comprised of a $67.1 million provision recapture for loan losses, a $3.8 million provision recapture for unfunded commitments, and a $22,000 provision expense for held-to-maturity securities that were either transferred from available-for-sale securities or purchased during 2021. The provision recaptures for loans and unfunded commitments were reflective of improving economic forecasts employed in the Company’s CECL model and the favorable asset quality profile of the loan portfolio relative to prior periods, partially offset by an increase in loans held for investment and unfunded commitments.
The provision for credit losses in 2020 included a $172.3 million provision expense for loan losses and $19.6 million provision expense for unfunded commitments, primarily reflective of unfavorable economic forecasts in the Company’s CECL model driven by the onset of the COVID-19 pandemic, and the Day 1 provision for credit losses of $84.4 million resulting from the acquisition of Opus, which included $75.9 million for loans held for investment and the provision for unfunded commitments of $8.6 million.

Net loan charge-offs for 2021 totaled $3.2 million, compared to $16.9 million in 2020. The decrease from 2020 was due to lower charge-offs across all loan portfolio segments.

	For the Year Ended December 31,			Variance 2021 vs. 2020
(Dollars in thousands)	2021	2020	2019	$	%
Provision for Credit Losses
Provision for loan losses	$(67,069)	$172,262	$7,135	$(239,331)	(138.9)%
Provision for unfunded commitments	(3,829)	19,554	(1,363)	(23,383)	(119.6)
Provision for sold loans	—	—	(53)	—	—
Provision for held-to-maturity securities	22	—	—	22	—
Total provision for credit losses	$(70,876)	$191,816	$5,719	$(262,692)	(136.9)%

Noninterest Income.  For 2021, noninterest income totaled $107.9 million, an increase of $36.5 million, or 51.2%, from 2020. The increase was primarily due to a $21.5 million increase in trust custodial account fees from our Pacific Premier Trust division, a $4.6 million increase in escrow and exchange fee income attributable to our Commerce Escrow division, and a $4.1 million increase in earnings on bank-owned life insurance (“BOLI”), all primarily attributable to the acquisition of Opus. The increase in earnings on BOLI was also due in part to a $150.0 million addition to BOLI in June 2021. Additionally, net gain on sales from investments securities increased $3.0 million as the Bank sold $884.2 million of securities during 2021 compared to $752.6 million in 2020, and other income increased $3.8 million, driven by a $2.9 million increase in SBA PPP referral fees and a $2.0 million increase in income on CRA-related equity investments. These increases were partially offset by a $4.2 million decrease in net gain from loan sales, to $4.4 million in 2021 from $8.6 million in 2020.

During 2021, we sold $41.1 million of loans with an average price of 110.0%, compared to 2020 in which we sold $1.38 billion of loans with an average price of 100.4%. In 2021, total loans sold included $41.1 million in SBA and U.S. Department of Agriculture (“USDA”) loans, for a net gain of $4.1 million, and fully charged-off loans for a net gain of $292,000, compared with sales of $1.18 billion in SBA loans, primarily PPP loans, and USDA loans for a net gain of $20.3 million, and $193.8 million in other loans for a net loss of $11.7 million in 2020.

In addition, the Bank had increases of $2.5 million and $963,000 in service charges on deposit accounts and debit card interchange fee income, respectively, from 2020, reflecting growth in core transaction deposit accounts from both organic growth and the Opus acquisition.

	For the Year Ended December 31,			Variance 2021 vs. 2020
(Dollars in thousands)	2021	2020	2019	$	%
Noninterest Income
Loan servicing income	$2,121	$2,028	$1,840	$93	4.6%
Service charges on deposit accounts	9,219	6,712	5,769	2,507	37.4
Other service fee income	1,566	1,554	1,438	12	0.8
Debit card interchange fee income	3,489	2,526	3,004	963	38.1
Earnings on BOLI	11,299	7,160	3,486	4,139	57.8
Net gain from sales of loans	4,428	8,609	6,642	(4,181)	(48.6)
Net gain from sales of investment securities	16,906	13,882	8,571	3,024	21.8
Trust custodial account fees	38,176	16,653	—	21,523	129.2
Escrow and exchange fees	7,286	2,663	—	4,623	173.6
Other income	13,360	9,538	4,486	3,822	40.1
Total noninterest income	$107,850	$71,325	$35,236	$36,525	51.2%

Noninterest Expense.  For 2021, noninterest expense totaled $380.3 million, a decrease of $842,000, or 0.2%, from 2020. Merger-related expense relating to the acquisition of Opus on June 1, 2020, decreased $49.1 million as compared to 2020. The increase in noninterest expense excluding merger-related expense was primarily due to higher compensation and benefits of $35.2 million, higher premises and occupancy expense of $4.9 million, and higher data processing expense of $3.3 million, all of which was attributable to increases in personnel, branches, and operations retained from the acquisition of Opus. The remaining expense categories grew by $4.8 million, or 5.5%, in 2021, due to both a combination of expense growth related to the acquisition of Opus and increased expenses to support the Company’s organic growth in loans and deposits. The most significant increases in expense from these remaining categories were $4.7 million in other expense, $2.9 million in legal professional services, and $1.7 million in FDIC insurance premiums. These increases were partially offset by decreases of $4.0 million in deposit expense, $1.3 million in office expenses, and $1.1 million in amortization of intangible assets.

Our efficiency ratio was 48.4% for 2021, compared to 49.8% for 2020 and 50.8% for 2019.

	For the Year Ended December 31,			Variance 2021 vs. 2020
(Dollars in thousands)	2021	2020	2019	$	%
Noninterest Expense
Compensation and benefits	$215,690	$180,452	$139,187	$35,238	19.5%
Premises and occupancy	48,234	43,296	30,758	4,938	11.4
Data processing	23,770	20,491	12,301	3,279	16.0
FDIC insurance premiums	5,274	3,571	764	1,703	47.7
Legal and professional services	18,554	15,633	12,869	2,921	18.7
Marketing expense	6,917	5,891	6,402	1,026	17.4
Office expense	5,957	7,216	4,826	(1,259)	(17.4)
Loan expense	4,469	3,531	4,079	938	26.6
Deposit expense	15,654	19,700	15,266	(4,046)	(20.5)
Merger-related expense	5	49,129	656	(49,124)	(100.0)
Amortization of intangible assets	15,936	17,072	17,245	(1,136)	(6.7)
Other expense	19,817	15,137	14,712	4,680	30.9
Total noninterest expense	$380,277	$381,119	$259,065	$(842)	(0.2)%

Income Taxes. The Company recorded income tax expense of $120.9 million in 2021, compared to $12.3 million in 2020, and $58.0 million in 2019. Our effective tax rate was 26.2% for 2021, 16.9% for 2020, and 26.7% for 2019. The effective tax rate for each year differs from the 21% federal statutory rate due to the impact of state taxes as well as various permanent tax differences, including tax-exempt income from municipal securities and loans, BOLI income, tax benefits associated with low-income housing tax credit (“LIHTC”) investments, merger-related expenses, the settlement of stock compensation, and other permanent differences.

The lower effective tax rate from 2020 is primarily attributable to the effect of favorable permanent differences on lower pre-tax book income and a favorable tax rate benefit associated with changes to the 2018 net operating loss (“NOL”) carryback rules from the enactment of the CARES Act on March 27, 2020.

See Note 14 to the Consolidated Financial Statements included in Item 8 hereof for further discussion of income taxes and an explanation of the factors that impact our effective tax rate.

Financial Condition

At December 31, 2021, total assets of the Company were $21.09 billion, an increase of $1.36 billion, or 7%, from total assets of $19.74 billion at December 31, 2020. The increase was primarily due to a $1.07 billion increase in loans, a $700.7 million increase in investment securities, a $156.8 million increase in BOLI, the result of a $150.0 million purchase of additional BOLI in June 2021, and a $70.3 million decrease in allowance for credit losses on loans, reflective of a $67.1 million provision recapture, due to improved economic forecasts used in the Company’s ACL model and improved asset quality results. These increases were partially offset by a $576.1 million decrease in cash and cash equivalents.

Investment Securities

Our investment policy, as established by our Asset Liability Committee, attempts to provide and maintain liquidity, capital preservation, complement our lending activities, support our interest rate risk management strategies, and generate a favorable return on investments without incurring undue interest rate and credit risks. Specifically, our investment policy generally limits our investments to U.S. government securities, federal agency-backed securities, U.S. government-sponsored enterprise (“GSE”) guaranteed mortgage-backed securities (“MBS”), which are guaranteed by Fannie Mae (“FNMA”), Freddie Mac (“FHLMC”), Federal Farm Credit Banks (“FFCB”), or Ginnie Mae (“GNMA”), U.S. Treasury, municipal bonds, and corporate bonds, specifically bank debt notes. The Bank has designated all investment securities, other than investments made for CRA purposes, as available-for-sale or held-to-maturity. Debt securities classified as available-for-sale are carried at estimated fair value and debt securities classified as held-to-maturity are carried at amortized cost, net of ACL.

Our investment securities portfolio amounted to $4.66 billion at December 31, 2021, an increase of $700.8 million, or 18%, from $3.95 billion at December 31, 2020. The increase was a result of $2.28 billion in purchases, partially offset by $884.2 million in sales, $603.9 million in principal payments, amortization, and redemptions, and an $89.1 million decrease in mark-to-market fair value adjustment. In general, the purchase of investment securities is primarily related to investing excess liquidity from our banking operations. During 2021, we have maintained a meaningful portion of the available-for-sale securities portfolio in highly liquid, short-term securities while also lowering the effective duration of this portfolio to 4.1 years at December 31, 2021 from 5.0 years at December 31, 2020. This strategy enhances our interest rate sensitivity profile to the current rate environment and provides us with the flexibility to quickly redeploy these funds into higher-yielding assets as opportunities arise.

At December 31, 2021, available-for-sale securities and held-to-maturity securities were $4.3 billion and $381.7 million, respectively, compared to $3.9 billion and $23.7 million at December 31, 2020, respectively. The increase to the held-to-maturity securities during 2021 was primarily due to the transfer of approximately $326.5 million of municipal bonds from available-for-sale to held-to-maturity securities. The transfer of these securities was accounted for at fair value with a net carrying amount of $319.9 million and a pre-tax unrealized loss of $6.6 million reflected as a discount on the date of transfer. This discount, as well as the related unrealized loss in accumulated other comprehensive income, is amortized into interest income as a yield adjustment over the remaining term of the securities. The amortization of the unrealized loss reported in AOCI offsets the effect on interest income of the amortization of the discount. No gains or losses were recorded at the time of transfer. See Note 3 - Investment Securities to the Consolidated Financial Statements in this Form 10-K.

Effective January 1, 2020, the Company adopted the new CECL accounting standard. The Company’s assessment of held-to-maturity and available-for-sale investment securities as of January 1, 2020 indicated that an ACL was not required. The Company determined the likelihood of default on held-to-maturity investment securities was remote, and the amount of expected non-repayment on those investments was zero. The Company also analyzed available-for-sale investment securities that were in an unrealized loss position as of January 1, 2020 and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. There were no investment securities classified as PCD upon acquisition of Opus during the second quarter of 2020. As of December 31, 2021, the Company had an ACL of $22,000 for held-to-maturity investment securities classified as municipal bonds, which primarily consisted of the securities transferred from available-for-sale during the third and fourth quarters of 2021. The Company did not record an ACL for held-to-maturity investment securities at December 31, 2020, because the likelihood of non-repayment was remote. As of December 31, 2021 and 2020, there was no ACL for the Company’s available-for-sale investment securities. We recorded a $22,000 and a zero provision for credit losses for held-to-maturity and available-for-sale investment securities, respectively, during the year ended December 31, 2021. We recorded no provision for credit losses for available-for-sale or held-to-maturity investment securities during the year ended December 31, 2020.

Below is a breakdown of the investment security portfolio for the past two years by investment type and designation.

	At December 31,
	2021			2020
(Dollars in thousands)	Amortized Cost	Fair Value	% Portfolio	Amortized Cost	Fair Value	% Portfolio
Investment Securities Available-for-Sale:
U.S. Treasury	$57,708	$57,866	1.2%	$30,153	$32,533	0.8%
Agency	440,183	432,135	9.3	666,702	690,386	17.5
Corporate	451,621	453,861	9.7	412,223	415,308	10.5
Municipal bonds	1,061,985	1,089,913	23.4	1,412,012	1,446,019	36.5
Collateralized mortgage obligations	680,686	676,643	14.5	513,259	513,366	13.0
Mortgage-backed securities	1,586,406	1,563,446	33.6	812,384	833,503	21.1
Total investment securities available-for-sale	4,278,589	4,273,864	91.7	3,846,733	3,931,115	99.4
Investment Securities Held-to-Maturity:
Municipal bonds	368,344	370,507	8.0	—	—	—
Mortgage-backed securities	11,843	12,407	0.3	22,124	23,405	0.6
Other	1,509	1,509	—	1,608	1,608	—
Total investment securities held-to-maturity	381,696	384,423	8.3	23,732	25,013	0.6
Total investment securities	$4,660,285	$4,658,287	100.0%	$3,870,465	$3,956,128	100.0%

The following table sets forth the amortized cost and weighted average yields on our held-to-maturity investment security portfolio by contractual maturity as of the date indicated. Weighted-average yields are an arithmetic computation of income within each maturity range based on the amortized cost of securities, not on a tax-equivalent basis.

	At December 31, 2021
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Investment Securities Held-to-Maturity:
Municipal bonds	$—	—%	$—	—%	$—	—%	$368,344	2.17%	$368,344	2.17%
Mortgage-backed securities	—	—	—	—	—	—	11,843	2.59	11,843	2.59
Other	—	—	—	—	—	—	1,509	0.97	1,509	0.97
Total investment securities held-to-maturity	$—	—%	$—	—%	$—	—%	$381,696	2.18%	$381,696	2.18%

As of December 31, 2021, our investment securities portfolio consisted of $1.46 billion in municipal bonds, $1.58 billion in GSE MBS, $432.1 million of agency bonds, $676.6 million in GSE CMOs, $453.9 million in corporate bonds, $57.9 million in U.S. Treasury securities, and $1.5 million in other securities. The total end of period weighted average interest rate based on the amortized costs of the investments at December 31, 2021 was 1.58%, compared to 1.79% at December 31, 2020, reflecting investment securities purchases at lower market yields during 2021.

The following table presents the fair value of available-for-sale and the amortized cost of held-to-maturity investment securities portfolios by Moody’s credit ratings at December 31, 2021.

(Dollars in thousands)	U.S. Treasury	Agency	Corporate	Municipal Bonds	Collateralized Mortgage Obligations	Mortgage-backed Securities	Other	Total	%
Aaa - Aa3	$57,866	$419,105	$—	$1,457,399	$676,643	$1,575,289	$—	$4,186,302	89.9%
A1 - A3	—	—	221,871	858	—	—	—	222,729	4.8
Baa1 - Baa3	—	13,030	231,990	—	—	—	1,509	246,529	5.3
Total	$57,866	$432,135	$453,861	$1,458,257	$676,643	$1,575,289	$1,509	$4,655,560	100.0%

All of the municipal bond securities in our portfolio have an underlying rating of investment grade, with the majority insured by the largest bond insurance companies to bring each of these securities to a Moody’s A rating or better. The Company has predominantly purchased general obligation bonds that are risk-weighted at 20% for regulatory capital purposes. The Company reduces its exposure to any single adverse event by holding securities from geographically diversified municipalities. We are continually monitoring the quality of our municipal bond portfolio in accordance with current financial conditions. To our knowledge, none of the municipalities in which we hold bonds are exhibiting financial problems that would require us to record an allowance for credit losses.

The following is a listing of the breakdown by state for our municipal holdings, for all states with greater than 5% of the portfolio listed. 77% of the Texas issues are insured by The Texas Permanent School Fund.

	At December 31, 2021
(Dollars in thousands)	Amortized Cost	Fair Value	% Municipal
Issuer
Texas	$713,616	$732,015	50.1%
California	114,563	117,355	8.0
Georgia	82,263	81,972	5.6
Massachusetts	79,170	81,482	5.6
Oregon	76,241	76,499	5.2
Other	364,476	371,097	25.5
Total municipal securities	$1,430,329	$1,460,420	100.0%

Loans

Loans held for investment totaled $14.30 billion at December 31, 2021, an increase of $1.06 billion, or 8.0%, from $13.24 billion at December 31, 2020. The increase was primarily due to new loan fundings partially offset by loan maturities and prepayments, loans sold, and lower business line credit utilization, which decreased to an average of 34% for the year ended December 31, 2021, compared to an average of 41% for the year ended December 31, 2020 . The increase in loans was primarily attributed to increases in multifamily loans of $720.6 million, C&I loans of $334.3 million, CRE owner-occupied loans of $137.0 million, and CRE non-owner-occupied loans of $96.1 million, partially offset by decreases from retail loans of $138.5 million, franchise non-real estate secured loans of $52.2 million, and construction and land loans of $44.4 million.

The total end of period weighted average interest rate on loans, excluding fees and discounts, as of December 31, 2021 was 3.95%, compared to 4.27% at December 31, 2020. The decrease reflects the impact from prepayments of higher rate loans, lower rates on new loan originations, and the change in the mix of loans.

Loans held for sale primarily represent the guaranteed portion of SBA loans, which the Bank originates for sale, and totaled $10.9 million at December 31, 2021, an increase of $10.3 million from $601,000 at December 31, 2020.

The Company participated in the SBA PPP under the CARES Act during the second quarter of 2020 and originated SBA PPP loans. At June 30, 2020, the Company’s SBA PPP loan balance was $1.13 billion. In July 2020, the Company sold its entire SBA PPP loan portfolio with an aggregate amortized cost of $1.13 billion to a seasoned and experienced nonbank lender and servicer of SBA loans, resulting in improved balance sheet liquidity and a gain on sale of approximately of $18.9 million, net of net deferred origination fees and net purchase discounts.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	December 31, 2021			December 31, 2020
(Dollars in thousands)	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
Investor loans secured by real estate
CRE non-owner-occupied	$2,771,137	19.4%	4.19%	$2,675,085	20.2%	4.35%
Multifamily	5,891,934	41.2	3.75	5,171,356	39.1	4.04
Construction and land	277,640	1.9	4.88	321,993	2.4	5.60
SBA secured by real estate	46,917	0.3	4.98	57,331	0.4	5.01
Total investor loans secured by real estate	8,987,628	62.8	3.93	8,225,765	62.1	4.21
Business loans secured by real estate
CRE owner-occupied	2,251,014	15.7	4.07	2,114,050	16.0	4.45
Franchise real estate secured	380,381	2.7	4.60	347,932	2.6	5.07
SBA secured by real estate	69,184	0.5	5.23	79,595	0.6	5.21
Total business loans secured by real estate	2,700,579	18.9	4.18	2,541,577	19.2	4.56
Commercial loans
Commercial and industrial	2,103,112	14.7	3.61	1,768,834	13.4	3.85
Franchise non-real estate secured	392,576	2.7	4.76	444,797	3.4	5.40
SBA non-real estate secured	11,045	0.1	5.54	15,957	0.1	5.62
Total commercial loans	2,506,733	17.5	3.80	2,229,588	16.9	4.16
Retail loans
Single family residential	95,292	0.7	4.01	232,574	1.8	4.28
Consumer	5,665	0.1	4.98	6,929	—	5.65
Total retail loans	100,957	0.8	4.05	239,503	1.8	4.31
Gross loans held for investment (1)	14,295,897	100.0%	3.95%	13,236,433	100.0%	4.27%
Allowance for credit losses for loans held for investment	(197,752)			(268,018)
Loans held for investment, net	$14,098,145			$12,968,415

Loans held for sale, at lower of cost or fair value	$10,869			$601
______________________________
(1) Includes net deferred origination fees of $3.5 million and $2.6 million and unaccreted fair value net purchase discounts of $77.1 million and $113.8 million as of December 31, 2021 and 2020, respectively.

The following table shows the contractual maturity of the Company’s loans without consideration of prepayment assumptions, at the date indicated:

	At December 31, 2021
(Dollars in thousands)	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years through Fifteen Years	Due after Fifteen Years	Total
Investor loans secured by real estate
CRE non-owner-occupied	$148,501	$821,447	$1,609,196	$191,993	$2,771,137
Multifamily	88,985	389,403	4,302,144	1,111,402	5,891,934
Construction and land	186,084	87,650	3,906	—	277,640
SBA secured by real estate	—	—	78	46,839	46,917
Total investor loans secured by real estate	423,570	1,298,500	5,915,324	1,350,234	8,987,628
Business loans secured by real estate
CRE owner-occupied	66,283	314,708	1,596,135	273,888	2,251,014
Franchise real estate secured	2,496	19,592	308,426	49,867	380,381
SBA secured by real estate	7	873	7,856	60,448	69,184
Total business loans secured by real estate	68,786	335,173	1,912,417	384,203	2,700,579
Commercial loans
Commercial and industrial	756,902	764,490	531,451	50,269	2,103,112
Franchise non-real estate secured	925	92,552	299,099	—	392,576
SBA not secured by real estate	755	4,226	5,613	451	11,045
Total commercial loans	758,582	861,268	836,163	50,720	2,506,733
Retail loans
Single family residential	196	5,386	10,339	79,371	95,292
Consumer loans	3,243	743	919	760	5,665
Total retail loans	3,439	6,129	11,258	80,131	100,957
Gross loans held for investment	$1,254,377	$2,501,070	$8,675,162	$1,865,288	$14,295,897

The following table sets forth the dollar amount of gross loans receivable at December 31, 2021 that are contractually due after December 31, 2022 and whether such loans have fixed interest rates or adjustable interest rates.

	At December 31, 2021 Loans Due After December 31, 2022
(Dollars in thousands)	Fixed	Adjustable	Total
Investor loans secured by real estate
CRE non-owner-occupied	$1,018,942	$1,603,694	$2,622,636
Multifamily	436,833	5,366,116	5,802,949
Construction and land	3,525	88,031	91,556
SBA secured by real estate	936	45,981	46,917
Total investor loans secured by real estate	1,460,236	7,103,822	8,564,058
Business loans secured by real estate
CRE owner-occupied	1,327,298	857,433	2,184,731
Franchise real estate secured	56,557	321,328	377,885
SBA secured by real estate	726	68,451	69,177
Total business loans secured by real estate	1,384,581	1,247,212	2,631,793
Commercial loans
Commercial and industrial	1,018,251	327,959	1,346,210
Franchise non-real estate secured	44,101	347,550	391,651
SBA not secured by real estate	2,548	7,742	10,290
Total commercial loans	1,064,900	683,251	1,748,151
Retail loans
Single family residential	11,612	83,484	95,096
Consumer loans	2,018	404	2,422
Total retail loans	13,630	83,888	97,518
Gross loans held for investment	$3,923,347	$9,118,173	$13,041,520

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally initiate proceedings to pursue our remedies under the loan documents. For loans secured by real estate, we record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. At December 31, 2021, loans delinquent 30 or more days as a percentage of total loans held for investment was 0.14%, compared to 0.10% at December 31, 2020.

The following table sets forth delinquencies in the Company’s loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
December 31, 2021
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	3	$10,255	3	$10,255
Multifamily	1	1,230	—	—	—	—	1	1,230
SBA secured by real estate	—	—	—	—	1	337	1	337
Total investor loans secured by real estate	1	1,230	—	—	4	10,592	5	11,822
Business loans secured by real estate
CRE owner-occupied	—	—	—	—	3	4,952	3	4,952
SBA secured by real estate	—	—	—	—	1	441	1	441
Total business loans secured by real estate	—	—	—	—	4	5,393	4	5,393
Commercial loans
Commercial and industrial	8	92	—	—	2	1,462	10	1,554
SBA non-real estate secured	1	73	—	—	1	653	2	726
Total commercial loans	9	165	—	—	3	2,115	12	2,280
Retail loans
Total retail loans	—	—	—	—	—	—	—	—
Total	10	$1,395	—	$—	11	$18,100	21	$19,495
Delinquent loans to loans held for investment		0.01%		—%		0.13%		0.14%

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
December 31, 2020
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	2	$757	2	$757
Multifamily	1	1	—	—	—	—	1	1
SBA secured by real estate	—	—	—	—	3	1,257	3	1,257
Total investor loans secured by real estate	1	1	—	—	5	2,014	6	2,015
Business loans secured by real estate
CRE owner-occupied	—	—	—	—	4	5,304	4	5,304
SBA secured by real estate	1	486	—	—	5	1,073	6	1,559
Total business loans secured by real estate	1	486	—	—	9	6,377	10	6,863
Commercial loans
Commercial and industrial	10	428	2	57	6	2,898	18	3,383
SBA non-real estate secured	2	338	—	—	1	707	3	1,045
Total commercial loans	12	766	2	57	7	3,605	21	4,428
Retail loans
Single family residential	1	15	—	—	—	—	1	15
Consumer	1	1	—	—	—	—	1	1
Total retail loans	2	16	—	—	—	—	2	16
Total	16	$1,269	2	$57	21	$11,996	39	$13,322
Delinquent loans to loans held for investment		0.01%		—%		0.09%		0.10%

Credit Quality

We separate our loans by type, and we use various loan classifications to segregate the loans into various risk grade categories. We use the various loan classifications as a means of measuring risk for determining the valuation allowance for groups and individual assets at a point in time. Currently, we designate our assets into a category of “Pass,” “Special Mention,” “Substandard,” “Doubtful,” or “Loss.” Risk grades are reviewed regularly by the Company’s Credit and Portfolio Review committee, and the portfolio management and risk grading process is reviewed on an ongoing basis by an independent loan review function, as well as by regulatory agencies during scheduled examinations.

At December 31, 2021, we had $121.8 million of loans classified as substandard, compared to $128.3 million at December 31, 2020. The year-over-year decrease was driven by the net changes in risk rating during fiscal year 2021. There were no loans classified as doubtful as of December 31, 2021 or 2020.

The following tables stratify the loan portfolio by the Company’s internal risk grading as of the dates indicated:

	Credit Risk Grades
(Dollars in thousands)	Pass	Special Mention	Substandard	Total Gross Loans
December 31, 2021
Investor loans secured by real estate
CRE non-owner-occupied	$2,718,001	$23,848	$29,288	$2,771,137
Multifamily	5,890,626	—	1,308	5,891,934
Construction and land	277,640	—	—	277,640
SBA secured by real estate	37,228	1,501	8,188	46,917
Total investor loans secured by real estate	8,923,495	25,349	38,784	8,987,628
Business loans secured by real estate
CRE owner-occupied	2,233,829	—	17,185	2,251,014
Franchise real estate secured	380,381	—	—	380,381
SBA secured by real estate	60,560	62	8,562	69,184
Total business loans secured by real estate	2,674,770	62	25,747	2,700,579
Commercial loans
Commercial and industrial	2,052,581	15,290	35,241	2,103,112
Franchise non-real estate secured	372,910	—	19,666	392,576
SBA non-real estate secured	7,950	795	2,300	11,045
Total commercial loans	2,433,441	16,085	57,207	2,506,733
Retail loans
Single family residential	95,243	—	49	95,292
Consumer loans	5,625	—	40	5,665
Total retail loans	100,868	—	89	100,957
Total gross loans	$14,132,574	$41,496	$121,827	$14,295,897

	Credit Risk Grades
(Dollars in thousands)	Pass	Special Mention	Substandard	Total Gross Loans
December 31, 2020
Investor loans secured by real estate
CRE non-owner-occupied	$2,617,655	$39,360	$18,070	$2,675,085
Multifamily	5,156,988	13,037	1,331	5,171,356
Construction and land	321,993	—	—	321,993
SBA secured by real estate	44,754	4,366	8,211	57,331
Total investor loans secured by real estate	8,141,390	56,763	27,612	8,225,765
Business loans secured by real estate
CRE owner-occupied	2,072,545	26,263	15,242	2,114,050
Franchise real estate secured	340,784	5,180	1,968	347,932
SBA secured by real estate	71,668	1,337	6,590	79,595
Total business loans secured by real estate	2,484,997	32,780	23,800	2,541,577
Commercial loans
Commercial and industrial	1,701,772	22,741	44,321	1,768,834
Franchise non-real estate secured	402,737	12,335	29,725	444,797
SBA non-real estate secured	12,214	1,574	2,169	15,957
Total commercial loans	2,116,723	36,650	76,215	2,229,588
Retail loans
Single family residential	231,917	—	657	232,574
Consumer loans	6,881	—	48	6,929
Total retail loans	238,798	—	705	239,503
Total gross loans	$12,981,908	$126,193	$128,332	$13,236,433

Troubled Debt Restructurings

We sometimes modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest-only payments, and, in limited cases, concessions to the outstanding loan balances. These loans are classified as TDRs. At December 31, 2021, there were $17.3 million of loans modified as TDRs, comprised of three CRE owner-occupied loans and one C&I loan totaling $5.2 million belonging to one borrower relationship with the terms modified due to bankruptcy, and two franchise non-real estate secured loans totaling $12.1 million belonging to another borrower relationship with the terms modified for payment deferral. During the year ended December 31, 2021, the three CRE owner-occupied loans and one C&I loan classified as TDRs were in payment default, and all TDRs were on nonaccrual status as of December 31, 2021. At December 31, 2020, there were no loans classified as TDRs. During the year ended December 31, 2020, there were two loans modified as TDRs that experienced payment defaults after modifications within the previous 12 months, consisting of a C&I loan of $1.3 million and a franchise non-real estate secured loan of $344,000 that were charged off in 2020.

In accordance with the CARES Act, the Company has implemented various loan modification programs to provide its borrowers relief from the economic impacts of the COVID-19 pandemic and determined none of the related loan modifications need to be characterized as TDRs. The CAA, signed into law on December 27, 2020, extends the applicable period to include modification to loans held by financial institutions executed between March 1, 2020 and the earlier of (i) January 1, 2022, or (ii) 60 days after the date of termination of the COVID-19 national emergency. As of December 31, 2021, no loans remained under modification due to the COVID-19 pandemic hardship under Section 4013 of the CARES Act, and no loans were in-process for potential modification. As of December 31, 2020, 52 loans with an aggregate amortized cost of $79.5 million, or 0.56% of total loans held for investment, remained under modification due to the COVID-19 pandemic hardship. No loans were in-process for potential modification as of December 31, 2020. See Note 4 - Loans Held for Investment for additional information.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), OREO, and other repossessed assets owned. Nonaccrual loans consisted of all loans 90 days or more past due and on loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest.

At December 31, 2021, we had $31.3 million of nonperforming assets, compared with $29.2 million of nonperforming assets at December 31, 2020, all of which consisted of nonperforming loans. It is our policy to take appropriate, timely, and aggressive action when necessary to resolve nonperforming assets. When resolving problem loans, it is our policy to determine collectability under various circumstances, which are intended to result in our maximum financial benefit. We accomplish this by working with the borrower to bring the loan current, selling the loan to a third party, or by foreclosing upon and selling the asset.

The Company had no loans 90 days or more past due and still accruing at December 31, 2021 and December 31, 2020.

The Company also had no OREO reported at December 31, 2021 and December 31, 2020. Properties acquired through or in lieu of foreclosure are recorded at fair value less costs to sell. The Company generally obtains an appraisal and/or a market evaluation on all OREO prior to obtaining possession. After foreclosure, valuations are periodically performed by management as needed due to changing market conditions or factors specifically attributable to the property’s condition. If the carrying value of the property exceeds its fair value, less estimated cost to sell, the asset is written down and a charge to other expense is recorded.

The following table sets forth the composition of nonperforming assets at the date indicated:

	December 31,
(Dollars in thousands)	2021	2020
Nonperforming assets
Investor loans secured by real estate
CRE non-owner-occupied	$10,255	$2,792
SBA secured by real estate	937	1,257
Total investor real estate secured loans	11,192	4,049
Business loans secured by real estate
CRE owner-occupied	4,952	6,083
SBA secured by real estate	589	1,143
Total business loans secured by real estate	5,541	7,226
Commercial loans
Commercial and industrial	1,798	3,974
Franchise non-real estate secured	12,079	13,238
SBA non-real estate secured	653	707
Total commercial loans	14,530	17,919
Retail loans
Single family residential	10	15
Total retail loans	10	15
Total nonperforming loans	31,273	29,209
Other real estate owned	—	—
Other assets owned	—	—
Total	$31,273	$29,209

Nonperforming assets as a percent of total assets	0.15%	0.15%
TDRs included in nonperforming loans	$17,277	$—

Allowance for Credit Losses

The Company determines the ACL for loans and unfunded loan commitments in accordance with ASC 326, which the Company adopted on January 1, 2020. The Company’s adoption of ASC 326 resulted in a $55.7 million increase to the ACL for loans held for investment and an $8.3 million increase to the ACL for off-balance sheet loan commitments on January 1, 2020. The Company applied the modified retrospective transition approach, and recorded an after-tax decrease of $45.6 million to the beginning balance of retained earnings as of January 1, 2020 for the cumulative effect adjustment, commonly referred to as the “Day 1” adjustment.

ASC 326 requires the Company to record an estimate of expected lifetime credit losses for loans and unfunded loan commitments at the time of origination or acquisition. The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated statements of financial condition. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. Loans that have been deemed by management to no longer possess similar risk characteristics are evaluated individually under a discounted cash flow approach, and loans that have been deemed collateral dependent are evaluated individually based on the expected estimated fair value of the underlying collateral. The ACL is recorded through a charge to provision for credit losses and is reduced by charge-offs, net of recoveries, on loans previously charged-off.

The Company measures the ACL on commercial real estate and commercial loans using a discounted cash flow approach, using the loan’s effective interest rate, while the ACL for retail loans is based on a historical loss rate model. The discounted cash flow methodology relies on several significant components essential to the development of estimates for future cash flows on loans and unfunded loan commitments. These components consist of: (i) the estimated probability of default (“PD”), (ii) the estimated loss given default (“LGD”), which represents the estimated severity of the loss when a loan is in default, (iii) estimates for prepayment activity on loans, and (iv) the estimated exposure to the Company at default (“EAD”). In the case of unfunded loan commitments, the Company’s incorporates estimates for utilization, based on its own historical data. Probability of default and loss given default for investor loans secured by real estate loans are derived from a third party, using proxy loan information, and loan and property level attributes. Additionally, loss given default for these loans incorporates an estimate for the loss severity associated with loans where the borrower fails to meet their debt obligation at maturity. External factors that impact loss given default for commercial real estate loans include: changes in the index for CRE pricing, GDP growth rate, unemployment rates, and the Moody’s Baa rating corporate debt interest rate spread.

For business loans secured by real estate and commercial loans, probability of default is based on an internally developed rating scale that assigns probability of default based on the Company’s internal risk grades for each loan. Changes in risk grades for these loans result in changes in probability of default. The Company obtains loss given default for these loans from a third party that has a considerable database of credit-related information specific to the financial services industry and the type of loans within this segment.

Probability of default for both investor and business real estate loans are also heavily impacted by changes in current and expected economic conditions.

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

As of December 31, 2021, the Company’s ACL model used three probability-weighted scenarios, representing a forecasted base-case scenario, an upside scenario, and a downside scenario. The weightings assigned to each scenario were as follows: the base-case scenario, or most likely scenario, was assigned a weighting of 40%, while the upside and downside scenarios were each assigned weightings of 30%. The Company evaluated the weightings of each economic forecasted scenario in the current period with the assistance of an independent third party, Moody’s Analytics, and determined the current weightings appropriately reflect the likelihood of outcomes for each scenario given the current economic environment. The use of three probability-weighted scenarios at December 31, 2021 is consistent with the approach used in the Company’s ACL model at December 31, 2020.

The Company, with the assistance of Moody’s Analytics, currently forecasts PDs and LGDs based on economic scenarios over a two-year period, which we believe is a reasonable and supportable period. Beyond this point, PDs and LGDs revert to historical long-term averages. The Company has reflected this reversion over a period of three years in each of its economic scenarios used to generate the overall probability-weighted forecast. Changes in economic forecasts impact the PD, LGD, and EAD for each loan, and therefore influence the amount of future cash flows from each loan the Company does not expect to collect.

It is important to note that the Company’s ACL model relies on multiple economic variables, which are used under several economic scenarios. Although no one economic variable can fully demonstrate the sensitivity of the ACL calculation to changes in the economic variables used in the model, the Company has identified certain economic variables that have significant influence in the Company’s model for determining the ACL. As of December 31, 2021, the Company’s ACL model incorporated the following assumptions for key economic variables in the base-case, upside and downside scenarios:

Base-case Scenario:

•U.S. unemployment declines to 3.5% through the end of 2022 and holds relatively constant at approximately 3.5% throughout 2023.
•U.S. real GDP decelerates throughout 2022 from approximately 5.4% to approximately 2.7% by the end of 2022. U.S. real GDP growth decelerates from approximately 3.1% from the beginning of 2023 to 2.9% towards the end of 2023.
•CRE index growth accelerates in 2022 from 0.4% at the beginning of the year to approximately 11% by the end of 2022. Growth in the CRE index then decelerates from approximately 9% to 8% in 2023.

Upside Scenario:

•U.S. unemployment rate declines to 3% through the end of 2022 and holds relatively constant at approximately 3% throughout 2023.
•U.S. real GDP decelerates throughout 2022 from approximately 9.3% to approximately 4.4% by the end of 2022. U.S. real GDP experiences growth within a range of 1.2% to 1.9% throughout 2023.
•CRE index growth accelerates in 2022 from 1.9% at the beginning of the year to approximately 15% by the end of 2022. Growth in the CRE index then decelerates from approximately 12% to 8% in 2023.

Downside Scenario:

•U.S. unemployment rate increases to 8.7% through the end of 2022 and declines moderately to approximately 7.1% by the end of 2023.
•U.S. real GDP experiences decelerating declines in the first three quarters of 2022, from -4.0% to -1.9% before returning to growth of 0.3% in the fourth quarter of 2022. U.S. real GDP experiences accelerating growth throughout 2023 of approximately 1.0% to 4.5%.
•CRE index experiences accelerating declines through the third quarter of 2022 of -3.5% to -19.5%. The CRE index then experiences decelerating declines through the second quarter of 2023 from approximately -11% to -4%. The CRE index returns to growth in the second half of 2023.

The Company periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not be limited to, factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through backtesting, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL. As of December 31, 2021, qualitative adjustments included in the ACL totaled $4.0 million. These adjustments primarily relate to continued uncertainty concerning the strength of the economic recovery and how it may impact certain classes of loans in the loan portfolio. Management determined through additional review that the uneven recovery as well as labor shortages, continued supply chain disruptions, and inflationary pressures may not be fully reflected in the quantitative component of the ACL for the SBA real estate secured, construction and franchise classes of the loan portfolio, and as such a qualitative adjustment has been assigned.

At December 31, 2021, our ACL on loans was $197.8 million, a decrease of $70.3 million from $268.0 million at December 31, 2020. The decrease in the ACL for loans held for investment during the year ended December 31, 2021 of $70.3 million is reflective of a $67.1 million provision recapture and net charge-offs of $3.2 million. The provision recapture for the year ended December 31, 2021 is reflective of improved economic forecasts used in the Company’s ACL model, including a more favorable outlook for real estate prices and commercial vacancy rates. A favorable asset quality profile of the loan portfolio also contributed to the provision recapture and was partially offset by increases in loans held for investment during 2021.

The following quantifies certain factors attributable to the change in the ACL on loans held for investment for the years ended December 31, 2021 and 2020:

ACL change attributions ($ in millions)
For the year ended December 31, 2021

$268.0
($60.2)
($6.0)
($8.1)
$4.1
$197.8
ACL Balance Dec 31, 2020
Economic Forecast
Qualitative Factor
Asset Quality
Loan Composition
ACL Balance Dec 31, 2021
Increase
Decrease

The increase in ACL during 2020 is reflective of a $55.7 million adjustment to the ACL for loans held for investment associated with the Company’s adoption of ASC 326 on January 1, 2020, which was recorded through a cumulative effect adjustment to retained earnings, as well as $172.3 million in provision for credit losses on loans, net charge-offs of $16.9 million, and the establishment of $21.2 million in net ACL for PCD loans acquired in the Opus acquisition. In accordance with ASC 326, the ACL for PCD loans was established through an adjustment to the initial amortized cost of the loan. The provision for credit losses during the year ended December 31, 2020 is inclusive of approximately $75.9 million related to the initial ACL required for the acquisition of non-PCD loans in the Opus acquisition. Under ASC 326, the Company is required to record an ACL for estimates of lifetime credit losses on loans at the time of acquisition. For non-PCD loans, the initial ACL is established through a charge to provision for credit losses at the time of acquisition. Excluding the impact of the Opus acquisition, the provision for credit losses of $96.4 million for the year ended December 31, 2020 is largely reflective of unfavorable economic forecasts employed in the Company’s ACL model driven by the onset of the COVID-19 pandemic. The Company incurred net charge-offs during the year ended December 31, 2020 of $16.9 million.

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

At December 31, 2021 and 2020, the Company believes the ACL was adequate to cover current expected credit losses in the loan portfolio.

At December 31, 2021, the ratio of allowance for credit losses to loans held for investment was 1.38%, a decrease from 2.02% at December 31, 2020. Our unamortized fair value discount on the loans acquired totaled $77.1 million, or 0.54% of total loans held for investment, at December 31, 2021, compared to $113.8 million, or 0.85% of total loans held for investment, at December 31, 2020.

The following table sets forth the Company’s ACL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed at the dates indicated:

	December 31, 2021			December 31, 2020
(Dollars in thousands)	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
Investor loans secured by real estate
CRE non-owner-occupied	$37,380	1.35%	19.4%	$49,176	1.84%	20.2%
Multifamily	55,209	0.94	41.2	62,534	1.21	39.1
Construction and land	5,211	1.88	1.9	12,435	3.86	2.4
SBA secured by real estate	3,201	6.82	0.3	5,159	9.00	0.4
Total investor loans secured by real estate	101,001	1.12	62.8	129,304	1.57	62.1
Business loans secured by real estate
CRE owner-occupied	29,575	1.31	15.7	50,517	2.39	16.0
Franchise real estate secured	7,985	2.10	2.7	11,451	3.29	2.6
SBA secured by real estate	4,866	7.03	0.5	6,567	8.25	0.6
Total business loans secured by real estate	42,426	1.57	18.9	68,535	2.70	19.2
Commercial loans
Commercial and industrial	38,136	1.81	14.7	46,964	2.66	13.4
Franchise non-real estate secured	15,084	3.84	2.7	20,525	4.61	3.4
SBA non-real estate secured	565	5.12	0.1	995	6.24	0.1
Total commercial loans	53,785	2.15	17.5	68,484	3.07	16.9
Retail loans
Single family residential	255	0.27	0.7	1,204	0.52	1.8
Consumer loans	285	5.03	0.1	491	7.09	—
Total retail loans	540	0.53	0.8	1,695	0.71	1.8
Total	$197,752	1.38%	100.0%	$268,018	2.02%	100.0%

The following table sets forth the Company’s net charge-offs as a percentage to the average loan held for investment balances in each of the loan categories, as well as other credit related percentages at and for the periods indicated:

	As of and for the Year Ended December 31,
	2021			2020			2019
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Investor loans secured by real estate
CRE non-owner-occupied	$76	$2,759,560	—%	$795	$2,454,145	0.03%	$625	$2,074,138	0.03%
Multifamily	—	5,464,907	—%	—	3,674,994	—%	—	1,537,075	—%
Construction and land	—	301,353	—%	539	368,378	0.15%	—	539,277	—%
SBA secured by real estate	421	54,395	0.77%	671	64,795	1.04%	742	70,663	1.05%
Total investor loans secured by real estate	497	8,580,215	0.01%	2,005	6,562,312	0.03%	1,367	4,221,153	0.03%
Business loans secured by real estate
CRE owner-occupied	(56)	2,121,071	—%	1,680	2,008,653	0.08%	79	1,827,427	—%
Franchise real estate secured	—	348,916	—%	932	360,272	0.26%	1,377	330,811	0.42%
SBA secured by real estate	(32)	75,297	(0.04)%	191	90,396	0.21%	898	99,626	0.90%
Total business loans secured by real estate	(88)	2,545,284	—%	2,803	2,459,321	0.11%	2,354	2,257,864	0.10%
Commercial loans
Commercial and industrial	664	1,787,475	0.04%	5,073	1,684,048	0.30%	2,129	1,412,793	0.15%
Franchise non-real estate secured	2,149	398,126	0.54%	5,865	524,288	1.12%	1,136	519,503	0.22%
SBA non-real estate secured	(21)	14,095	(0.15)%	885	18,411	4.81%	520	18,060	2.88%
SBA paycheck protection program	—	—	—%	—	283,592	—%	—	—	—%
Total commercial loans	2,792	2,199,696	0.13%	11,823	2,510,339	0.47%	3,785	1,950,356	0.19%
Retail loans
Single family residential	(3)	165,398	—%	104	244,252	0.04%	(2)	278,254	—%
Consumer	(1)	6,239	(0.02)%	135	43,599	0.31%	5	60,344	0.01%
Total retail loans	(4)	171,637	—%	239	287,851	0.08%	3	338,598	—%
Total	$3,197	$13,496,832	0.02%	$16,870	$11,819,823	0.14%	$7,509	$8,767,971	0.09%

Allowance for credit losses to loans held for investment			1.38%			2.02%			0.41%
Nonperforming loans to loans held for investment			0.22%			0.22%			0.10%
Allowance for credit losses to nonperforming loans			632%			918%			419%

Deposits

At December 31, 2021, total deposits were $17.12 billion, an increase of $901.4 million, or 5.6%, from December 31, 2020. The increase in deposits included increases in noninterest-bearing checking of $746.2 million, interest-bearing checking of $580.1 million, and money market and savings of $143.8 million, partially offset by the decrease of $568.6 million in time deposits. The increase in deposits during 2021 was primarily due to organic non-maturity deposit growth of $1.47 billion. This strong inflow of non-maturity deposits enabled the Company to run off higher cost retail and brokered time deposits during the year. The total end-of-period weighted average interest rate of total deposits was 0.04% and 0.18% at December 31, 2021 and 2020, respectively.

The following table sets forth the average balance of deposit accounts and the weighted average rates paid for the periods indicated:

	For the Year Ended December 31,
	2021		2020
(Dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
Deposits
Noninterest-bearing checking	$6,527,259	—%	$5,224,980	—%
Interest-bearing checking	3,276,638	0.04	1,994,821	0.17
Money market	5,507,469	0.12	4,570,581	0.44
Savings	393,332	0.06	310,368	0.13
Retail certificates of deposit	1,248,956	0.27	1,296,642	0.70
Wholesale/brokered certificates of deposit	29,645	0.47	177,618	0.91
Total deposits	$16,983,299	0.07%	$13,575,010	0.25%

The decrease in the weighted average cost of deposits was principally driven by lower pricing across all deposit product categories and higher average noninterest-bearing deposits.

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020
Uninsured deposits	$6,220,802	$5,621,089

The estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $357.1 million at December 31, 2021. The following table sets forth the maturity distribution of the estimated uninsured time deposits:

(Dollars in thousands)	December 31, 2021
3 months or less	$297,595
Over 3 months through 6 months	28,187
Over 6 months through 12 months	23,051
Over 12 months	8,287
Total	$357,120

Borrowings

Borrowings represent a secondary source of funds for our lending and investing activities. The Company has a variety of borrowing relationships that it can draw upon to fund its activities. At December 31, 2021, total borrowings amounted to $888.6 million, an increase of $356.1 million, or 66.9%, from December 31, 2020. The increase in borrowings at December 31, 2021 from December 31, 2020 was primarily due to an increase of $519.0 million in FHLB overnight advances and $8.0 million in other short-term borrowing, partially offset by the redemptions of $160.0 million in subordinated notes and $10.4 million in junior subordinated debt securities.

At December 31, 2021, total borrowings represented 4.2% of total assets and had an end-of-period weighted average rate of 2.12%, compared with 2.7% of total assets at a weighted average rate of 5.16% at December 31, 2020.

FHLB Advances

The FHLB system functions as a source of credit to financial institutions that are members. Advances are secured by certain real estate loans, investment securities, and the capital stock of the FHLB owned by the Company. Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors. The Company has a line of credit with the FHLB, which provides for advances totaling up to 40% of its assets. At December 31, 2021, the maximum amount we could borrow through the FHLB was $8.40 billion, of which $5.50 billion was remaining available for borrowing based on collateral pledged of $8.74 billion in real estate loans. At December 31, 2021, the Company had $550.0 million in overnight FHLB advances, compared to $31.0 million in term FHLB advances at December 31, 2020.

Other Borrowings

The Company maintains additional sources of liquidity at the Corporation level. The Corporation renewed the line of credit of $15.0 million with U.S. Bank that matured in September 2021, extended the maturity date to September 27, 2022, and increased the aggregate principal amount to $25.0 million. At December 31, 2021, the Corporation had $8.0 million outstanding under the current line of credit, compared to no outstanding balances against this line at December 31, 2020.

The Company maintains unsecured lines of credit to purchase federal funds totaling $330.0 million and access through the Federal Reserve discount window to borrow $20.4 million based upon current pledged investment security collateral, to be utilized as business needs dictate. Federal funds purchased are short-term in nature and utilized to meet short-term funding needs.

Subordinated Debentures

At December 31, 2021, total subordinated debentures amounted to $330.6 million with a weighted interest rate of 5.33%, compared to $501.5 million with a weighted interest rate of 5.38% at December 31, 2020. The decrease of $170.9 million, or 34.09%, was primarily driven by the redemptions of $160.0 million in subordinated notes and $10.4 million in junior subordinated debt securities. At December 31, 2021 and 2020, outstanding subordinated notes were $330.6 million and $493.4 million, respectively. At December 31, 2020, junior subordinated debentures to affiliated trusts in connection with the issuance of trust preferred securities by such trusts were $7.7 million, net of purchase accounting fair value adjustments. No junior subordinated debentures remained at December 31, 2021.

For additional information, see Note 13 - Subordinated Debentures to Consolidated Financial Statements included Item 8 of this Annual Report on Form 10-K.

The following table sets forth certain information regarding the Company’s borrowed funds at or for the years ended on the dates indicated:

	At or For Year Ended December 31,
(Dollars in thousands)	2021	2020
FHLB Advances
Balance outstanding at end of year	$550,000	$31,000
Weighted average interest rate at end of year	0.20%	1.53%
Average balance outstanding	$24,886	$139,190
Weighted average interest rate during the year	0.39%	1.10%
Maximum amount outstanding at any month-end during the year	$550,000	$521,017
Other Borrowings
Balance outstanding at end of year	$8,000	$—
Weighted average interest rate at end of year	2.15%	—%
Average balance outstanding	$61	$251
Weighted average interest rate during the year	0.34%	0.16%
Maximum amount outstanding at any month-end during the year	$8,000	$5,000
Subordinated Debentures
Balance outstanding at end of year	$330,567	$501,511
Weighted average interest rate at end of year	5.33%	5.38%
Average balance outstanding	$410,067	$377,037
Weighted average interest rate during the year	5.47%	5.48%
Maximum amount outstanding at any month-end during the year	$501,647	$501,511
Total Borrowings
Balance outstanding at end of year	$888,567	$532,511
Weighted average interest rate at end of year	2.12%	5.16%
Average balance outstanding	$435,014	$516,478
Weighted average interest rate during the year	5.18%	4.29%
Maximum amount outstanding at any month-end during the year	$888,567	$736,286

Stockholders’ Equity

At December 31, 2021, our stockholders’ equity amounted to $2.89 billion, compared with $2.75 billion at December 31, 2020. The increase of $139.7 million, or 5%, is primarily due to net income in 2021 of $339.9 million, partially offset by $121.9 million in cash dividends, $68.2 million in other comprehensive loss, and $18.1 million in stock repurchases effected during 2021.

Liquidity and Capital Resources

Our primary sources of funds are deposits, principal and interest payments on loans, FHLB advances and other borrowings, and income from investments, to meet our financial obligations, which arise primarily from the withdrawal of deposits, extension of credit, and payment of operating expenses. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.

The Company’s Board of Directors (the “Board”) is ultimately responsible for ensuring policies and procedures are in place that provide for the safety and soundness management of assets and liabilities of the Bank, including liquidity management and interest rate risk policies to ensure these policies are effectively implemented. At the management level, the Bank’s Asset Liability Committee (“ALCO”) establishes the liquidity guidelines and review its ongoing compliance with the policies approved by the Board.

The objective of liquidity management is to ensure liquidity risk is monitored and controlled. Liquidity risk is the possibility that the Company will not be able to fund present and future obligations as they come due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost. The Bank and the Company have developed tools to appropriately identify, measure, monitor, and control funding and liquidity risk. These tools include cash flow projections, stress testing, and a formalized Contingency Funding Plan (“CFP”) as primary tools for measuring and managing liquidity risk. The CFP provides a framework for the Company to evaluate increasingly severe illiquid situations and monitor the availability of funding over these scenarios and addresses the actions that the Company would take in response to both a short-term and long-term funding crisis.

We seek to maintain a level of liquid assets to ensure a safe and sound operation. Our liquid assets are comprised of unrestricted cash and unpledged available-for-sale investments securities. As part of our daily monitoring, we calculate a liquidity ratio by dividing the sum of cash balances plus unpledged available-for-sale securities by total deposits, excluding time deposits maturing one year or more, plus FHLB advances maturing within one year. At December 31, 2021, our liquidity ratio was 25.01%, compared with 28.32% at December 31, 2020.

We believe our level of liquid assets is sufficient to meet current anticipated funding needs. At December 31, 2021, liquid assets of the Company represented approximately 21.1% of total assets, compared to 23.6% at December 31, 2020. At December 31, 2021, the Company had seven unsecured lines of credit with other correspondent banks to purchase federal funds totaling $330.0 million and access through the Federal Reserve Bank discount window to borrow $20.4 million secured by investments securities, as business needs dictate. We also have a line of credit with the FHLB allowing us to borrow up to 40% of the Bank’s total assets equating to a credit line of $8.40 billion, of which $5.50 billion was available for borrowing. The amount available for borrowing was based on collateral pledged by real estate loans with an aggregate balance of $8.74 billion. At December 31, 2021, FHLB outstanding borrowings totaled $550.0 million.

At December 31, 2021, the Company’s loan to deposit and borrowing ratio was 79.5%, compared with 79.0% at December 31, 2020. The increase was primarily associated with our loans increasing at a faster rate relative to our deposits and borrowings during the period. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2021, totaled $983.7 million.

The Bank maintains liquidity guidelines in the Company’s Liquidity Policy that permits the purchase of brokered deposit funds, in an amount not to exceed 10% of total deposits, or 8% of total assets, as a secondary source for funding. At December 31, 2021, the Company had no brokered time deposits. At December 31, 2020, the Company had $155.3 million, or 0.8% of total assets, in brokered time deposits.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations. During the year ended December 31, 2021, the Bank paid $121.7 million in dividends to the Corporation, compared to $29.9 million during the year ended December 31, 2020.

The Corporation maintains a line of credit with US Bank with availability of $25.0 million line of credit that will expire on September 27, 2022. The Corporation anticipates renewing the line of credit upon expiration. This line of credit provides an additional source of liquidity at the Corporation level. At December 31, 2021, the Corporation had $8.0 million outstanding under the current line of credit. At December 31, 2020, the Corporation had no outstanding balances against this line.

During the second and third quarters of 2021, the Company redeemed the subordinated debentures for an aggregate amount of $170.4 million. See Note 13 - Subordinated Debentures for additional information.

The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of a (i) bank’s retained earnings; or (ii) bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period. However, a bank may, with the approval of the DFPI, make a distribution to its stockholders in an amount not exceeding the greatest of (i) its retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for its current fiscal year. In the event that the DFPI determines that the stockholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFPI may order the bank to refrain from making a proposed distribution. Under these provisions, the amount available for distribution from the Bank to the Corporation was approximately $404.9 million at December 31, 2021.

During 2021, the Corporation declared dividends of $121.9 million, or $1.29 per share on its common stock. On January 18, 2022, the Company's Board of Directors declared a $0.33 per share dividend, payable on February 11, 2022 to stockholders of record on February 4, 2022. The Corporation anticipates that it will continue to pay quarterly cash dividends in the future, although there can be no assurance that payment of such dividends will continue or that they will not be reduced. The payment and amount of future dividends remain within the discretion of the Corporation’s Board of Directors and will depend on the Corporation’s financial condition and operating results, regulatory limitations, tax considerations, and other factors. Interest on deposits will be paid prior to payment of dividends on the Corporation’s common stock.

On January 11, 2021, the Company’s Board of Directors approved a new stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock, representing approximately 5% of the Company’s issued and outstanding shares of common stock and approximately $150 million of common stock as of December 31, 2020 based on the closing price of the Company’s common stock on December 31, 2020. The stock repurchase program may be limited or terminated at any time without notice. See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities for additional information.

Our material cash requirements may include funding existing loan commitments, funding equity investments, withdrawal/maturity of existing deposits, repayment of borrowings, operating lease payments, and expenditures necessary to maintain current operations.

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs. The following schedule summarizes maturities and principal payments due on our contractual obligations, excluding accrued interest:

	At December 31, 2021
(Dollars in thousands)	Less than 1 year	More than 1 year	Total
FHLB advances and other borrowings	$558,000	$—	$558,000
Subordinated debentures	—	335,000	335,000
Certificates of deposit	983,669	74,604	1,058,273
Operating leases	19,538	62,565	82,103
Total contractual cash obligations	$1,561,207	$472,169	$2,033,376

In the ordinary course of business, we enter into various transactions to meet the financing needs of our customers, which, in accordance with GAAP, are not included in our consolidated balance sheets. These transactions include off-balance sheet commitments, including commitments to extend credit and standby letters of credit, and commitments to fund investments that qualify for CRA credit. The following table presents a summary of the Company’s commitments to extend credit by expiration period:

	At December 31, 2021
(Dollars in thousands)	Less than 1 year	More than 1 year	Total
Loan commitments to extend credit	$1,214,306	$1,250,350	$2,464,656
Standby letters of credit	43,255	—	43,255
Total	$1,257,561	$1,250,350	$2,507,911
Since many commitments to extend credit are expected to expire, the total commitment amounts do not necessarily represent future cash requirements. For further information, see Note 15 - Off-Balance Sheet Arrangements, Commitments, and Contingencies, in Item 8 of this Form 10-K.

Capital Requirements

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

At December 31, 2021, the Company’s and the Bank’s Tier 1 capital was $2.02 billion and $2.32 billion, respectively, and total capital was $2.43 billion and $2.45 billion, respectively. At December 31, 2021, the Company’s and the Bank’s Tier 1 capital leverage ratio was 10.08% and 11.62%, common equity Tier 1 capital ratio was 12.11% and 13.96%, Tier 1 capital ratio was 12.11% and 13.96%, and total capital ratio was 14.62% and 14.70%, respectively. These capital ratios exceeded the “well capitalized” standards defined by the federal banking regulators under prompt corrective action rules of 5.00% for Tier 1 leverage ratio, 6.50% for common equity Tier 1 capital ratio, 8.00% for Tier 1 capital ratio, and 10.00% for total capital ratio and exceeded the minimum capital ratio levels inclusive of the fully phased-in capital conservation buffer of 4.00%, 7.00%, 8.50% and 10.50%, respectively.

Provisions of the Dodd-Frank Act require that if a depository institution holding company exceeds $15 billion in assets due to an acquisition, then trust preferred securities are to be excluded from Tier 1 capital beginning in the period in which the transaction occurred. The Corporation’s acquisition of Opus in the second quarter of 2020 resulted in total consolidated assets exceeding $15 billion. As a result, trust preferred securities were excluded from the Corporation’s Tier 1 capital and included as Tier 2 capital at December 31, 2020. The trust preferred securities were redeemed during the third quarter of 2021. Following these redemptions, the regulatory total capital ratios of the Company and the Bank continued to exceed regulatory minimums, inclusive of the fully phased-in capital conservation buffer at December 31, 2021. See Note 2 - Regulatory Capital Requirements and Other Regulatory Matters to the Consolidated Financial Statements included in Item 8 hereof for a discussion of the Bank’s and Corporation’s capital ratios.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management and Market Risk

Market risk is the risk of loss in value or reduced earnings from adverse changes in market prices and interest rates. The Bank’s market risk arises primarily from interest rate risk in our lending and deposit taking activities. Interest rate risk primarily occurs to the degree that the Bank’s interest-bearing liabilities reprice or mature on a different basis and frequency than its interest-earning assets. The Bank actively monitors and manages its portfolios to limit the adverse effects on net interest income and economic value due to changes in interest rates. The Asset Liability Committee is responsible for implementing the Bank’s interest rate risk management policy established by the Board of Directors that sets forth limits of acceptable changes in net interest income (“NII”) and economic value of equity (“EVE”) due to specified changes in interest rates. The principal objective of the Company’s interest rate risk management function is to maintain an interest rate risk profile close to the desired risk profile in light of the interest rate outlook. Management monitors asset and liability maturities and repricing characteristics on a regular basis and evaluates its interest rate risk as it relates to operational strategies.

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

The Company’s interest rate sensitivity is monitored by management through the use of both a simulation model that quantifies the estimated impact to earnings (“Earnings at Risk”) for twelve and twenty-four month periods, and a model that estimates the change in the Company’s EVE under alternative interest rate scenarios, primarily instantaneous parallel interest rate shifts in 100 basis point increments. The simulation model estimates the impact on NII from changing interest rates on interest-earning assets and interest expense paid on interest bearing liabilities. The EVE model computes the net present value of equity by discounting all expected cash flows on assets and liabilities under each rate scenario. For each scenario, the EVE is the present value of all assets less the present value of all liabilities. The EVE ratio is defined as the EVE divided by the market value of assets within the same scenario.

The following table shows the projected NII and net interest margin of the Company at December 31, 2021 and 2020, assuming instantaneous parallel interest rate shifts in the first month of the following year:

December 31, 2021
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
200	683,485	19,799	3.0	3.60
100	672,776	9,090	1.4	3.55
Static	663,686	—	—	3.50
-100	641,475	(22,211)	(3.3)	3.38
-200	608,007	(55,679)	(8.4)	3.21

December 31, 2020
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
200	678,071	4,892	0.7	3.66
100	673,368	189	—	3.64
Static	673,179	—	—	3.64
-100	657,184	(15,995)	(2.4)	3.55
-200	646,912	(26,267)	(3.9)	3.49

The following table shows the EVE and projected change in the EVE of the Company at December 31, 2021 and 2020, assuming instantaneous parallel interest rate shifts in the first period of the year:

December 31, 2021
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
200	3,146,242	169,608	5.7	16.75
100	3,088,311	111,677	3.8	15.90
Static	2,976,634	—	—	14.82
-100	2,774,297	(202,337)	(6.8)	13.37
-200	2,349,722	(626,912)	(21.1)	10.99

December 31, 2020
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
200	2,803,543	85,252	3.1	15.57
100	2,774,537	56,246	2.1	14.91
Static	2,718,291	—	—	14.12
-100	2,535,779	(182,512)	(6.7)	12.73
-200	2,150,082	(568,209)	(20.9)	10.46

Based on the modeling of the impact on earnings and EVE from changes in interest rates, the Company’s sensitivity to changes in interest rates is moderate for rising rates, aided by the addition of interest rate swaps for hedging purposes. Both the Earnings at Risk and the EVE project to increase as rates rise. It is important to note the above tables are forecasts based on several assumptions and that actual results may vary. The forecasts are based on estimates of historical behavior and assumptions by management that may change over time and may turn out to be different. Factors affecting these estimates and assumptions include, but are not limited to competitor behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and management’s responses. Changes that vary significantly from the assumptions and estimates may have significant effects on the Company’s earnings and EVE.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Pacific Premier Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Commercial Real Estate and Commercial Loans

As described in Notes 1 and 5 to the consolidated financial statements, effective January 1, 2020 the Company adopted ASC 326, “Financial Instruments – Credit Losses,” which requires the Company to record an estimate of expected lifetime credit losses on loans at the time of origination or acquisition. As of December 31, 2021 the Company has a gross loan portfolio of $14.3 billion and a related allowance for credit losses on loans of $197.8 million.

The Company uses a discounted cash flow methodology when determining estimates for the ACL for commercial real estate loans and commercial loans. Commercial real estate and commercial loans comprise 99.3 percent of the loan portfolio as of December 31, 2021. The Company’s discounted cash flow methodology includes probability of default (“PD”) and loss given default (“LGD”) assumptions, which incorporate expectations of future economic conditions, using reasonable and supportable forecasts. Together, the PD and LGD assumptions are significant inputs to generate estimates of cash flows expected to be collected over the estimated life of the Company’s loan portfolio.

The PD and LGD assumptions for commercial real estate and commercial loans are determined using third-party proprietary models created by Moody’s Analytics, and are based on a combination of management’s internal loan data and proxy loan information. The PD and LGD assumptions are conditioned by multiple probability-weighted forecasted economic scenarios, also provided by Moody’s Analytics. The determination of the scenario conditioned PD and LGD assumptions require significant management judgment as they are based on proprietary models with unobservable inputs.

The determination of the scenario conditioned PD and LGD assumptions in the Company’s estimation of the allowance for credit losses on commercial real estate and commercial loans is considered a critical audit matter as it includes the use of management judgments with regard to the reasonableness of management’s established methodology, including the relevance and reliability of proxy loan information and the reasonableness of forecasted economic scenarios. Performing audit procedures to evaluate the scenario conditioned PD and LGD assumptions involved a high degree of auditor judgment and required significant effort, including the need to involve Crowe LLP specialists (“firm specialists”).

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of controls over the estimate of the allowance for credit losses on loans, including controls addressing:
◦The appropriate application of management’s established methodology in accordance with generally accepted accounting principles;
◦The completeness and accuracy of internal loan level data;
◦The relevance and reliability of the proxy loan information; and
◦The reasonableness of management's judgments over the forecasted economic scenarios selected.

•Substantively testing management's process, including evaluating their judgments and assumptions, for developing the estimate of the allowance for credit losses on loans which included:
◦Testing of management’s methodology and third-party models, including an evaluation of whether management appropriately applied their methodology, as well as the reasonableness of management’s PD and LGD assumptions, assisted by firm specialists;
◦Testing the completeness and accuracy of internal loan level data used as the basis of the calculation;
◦Evaluating the relevance and reliability of proxy loan information, assisted by firm specialists, and;
◦Evaluating the reasonableness of forecasted economic scenarios provided by a third-party, assisted by firm specialists.

/s/ Crowe LLP

We have served as the Company’s auditor since 2016.

Franklin, Tennessee
February 25, 2022

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	At December 31,
(Dollars in thousands, except share data)	2021	2020
ASSETS
Cash and due from banks	$83,150	$135,429
Interest-bearing deposits with financial institutions	221,553	745,337
Cash and cash equivalents	304,703	880,766
Interest-bearing time deposits with financial institutions	2,216	2,845
Investments held-to-maturity, at amortized cost, net of allowance of $22 and $0 (fair value of $384,423 and $25,013 as of December 31, 2021 and December 31, 2020, respectively)	381,674	23,732
Investment securities available-for-sale, at fair value	4,273,864	3,931,115
FHLB, FRB, and other stock, at cost	117,538	117,055
Loans held for sale, at lower of cost or fair value	10,869	601
Loans held for investment	14,295,897	13,236,433
Allowance for credit losses	(197,752)	(268,018)
Loans held for investment, net	14,098,145	12,968,415
Accrued interest receivable	65,728	74,574
Premises and equipment, net	71,908	78,884
Deferred income taxes, net	87,344	89,056
Bank owned life insurance	449,353	292,564
Intangible assets	69,571	85,507
Goodwill	901,312	898,569
Other assets	260,204	292,861
Total assets	$21,094,429	$19,736,544
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$6,757,259	$6,011,106
Interest-bearing:
Checking	3,493,331	2,913,260
Money market/savings	5,806,726	5,662,969
Retail certificates of deposit	1,058,273	1,471,512
Wholesale/brokered certificates of deposit	—	155,330
Total interest-bearing	10,358,330	10,203,071
Total deposits	17,115,589	16,214,177
FHLB advances and other borrowings	558,000	31,000
Subordinated debentures	330,567	501,511
Accrued expenses and other liabilities	203,962	243,207
Total liabilities	18,208,118	16,989,895
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at December 31, 2021 and December 31, 2020; 94,389,543 shares and 94,483,136 shares issued and outstanding, respectively	929	931
Additional paid-in capital	2,351,294	2,354,871
Retained earnings	541,950	330,555
Accumulated other comprehensive (loss) income	(7,862)	60,292
Total stockholders’ equity	2,886,311	2,746,649
Total liabilities and stockholders’ equity	$21,094,429	$19,736,544

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2021	2020	2019
INTEREST INCOME
Loans	$622,033	$577,558	$485,663
Investment securities and other interest-earning assets	74,706	53,168	40,444
Total interest income	696,739	630,726	526,107
INTEREST EXPENSE
Deposits	11,817	34,336	58,297
FHLB advances and other borrowings	99	1,532	9,829
Subordinated debentures	22,449	20,647	10,680
Total interest expense	34,365	56,515	78,806
Net interest income before provision for credit losses	662,374	574,211	447,301
Provision for credit losses	(70,876)	191,816	5,719
Net interest income after provision for credit losses	733,250	382,395	441,582
NONINTEREST INCOME
Loan servicing income	2,121	2,028	1,840
Service charges on deposit accounts	9,219	6,712	5,769
Other service fee income	1,566	1,554	1,438
Debit card interchange fee income	3,489	2,526	3,004
Earnings on bank-owned life insurance	11,299	7,160	3,486
Net gain from sales of loans	4,428	8,609	6,642
Net gain from sales of investment securities	16,906	13,882	8,571
Trust custodial account fees	38,176	16,653	—
Escrow and exchange fees	7,286	2,663	—
Other income	13,360	9,538	4,486
Total noninterest income	107,850	71,325	35,236
NONINTEREST EXPENSE
Compensation and benefits	215,690	180,452	139,187
Premises and occupancy	48,234	43,296	30,758
Data processing	23,770	20,491	12,301
FDIC insurance premiums	5,274	3,571	764
Legal and professional services	18,554	15,633	12,869
Marketing expense	6,917	5,891	6,402
Office expense	5,957	7,216	4,826
Loan expense	4,469	3,531	4,079
Deposit expense	15,654	19,700	15,266
Merger-related expense	5	49,129	656
Amortization of intangible assets	15,936	17,072	17,245
Other expense	19,817	15,137	14,712
Total noninterest expense	380,277	381,119	259,065
Net income before income taxes	460,823	72,601	217,753
Income tax expense	120,934	12,250	58,035
Net income	$339,889	$60,351	$159,718
EARNINGS PER SHARE
Basic	$3.60	$0.75	$2.62
Diluted	$3.58	$0.75	$2.60
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	93,532,109	79,209,560	60,339,714
Diluted	94,012,137	79,506,274	60,692,281

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Net income	$339,889	$60,351	$159,718
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities available-for-sale arising during the period, net of income taxes (1)	(51,563)	48,674	33,226
Reclassification adjustment for net (gain) on sale of securities included in net income, net of income tax (2)	(12,072)	(9,905)	(6,102)
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of income taxes (3)	(4,692)	—	—
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of income taxes (4)	173	—	—
Other comprehensive (loss) income, net of tax	(68,154)	38,769	27,124
Comprehensive income, net of tax	$271,735	$99,120	$186,842

(1) Income tax (benefit) expense on unrealized (losses) gains on securities was $(20.6) million for 2021, $19.5 million for 2020, and $13.4 million for 2019.
(2) Income tax expense on reclassification adjustment for net (gain) on sale of securities included in net income was $4.8 million for 2021, $4.0 million for 2020, and $2.5 million for 2019.
(3) Income tax (benefit) on the unrealized loss on securities transferred from available-for-sale to held-to maturity was $(1.9) million for 2021, $0 for 2020, and $0 for 2019.
(4) Income tax expense on the amortization of unrealized (loss) on securities transferred from available-for-sale to held-to maturity included in net income was $70,000 for 2021, $0 for 2020, and $0 for 2019.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2018	62,480,755	$617	$1,674,274	$300,407	$(5,601)	$1,969,697
Net Income	—	—	—	159,718	—	159,718
Other comprehensive income	—	—	—	—	27,124	27,124
Repurchase and retirement of common stock	(3,364,761)	(33)	(89,887)	(10,080)	—	(100,000)
Cash dividends declared ($0.88 per share)	—	—	—	(53,867)	—	(53,867)
Dividend equivalents declared ($0.88 per restricted stock units)	—	—	127	(127)	—	—
Share-based compensation expense	—	—	10,528	—	—	10,528
Issuance of restricted stock, net	316,754	—	—	—	—	—
Restricted stock surrendered and canceled	(139,569)	—	(3,285)	—	—	(3,285)
Exercise of stock options, net	212,878	2	2,677	—	—	2,679
Balance at December 31, 2019	59,506,057	$586	$1,594,434	$396,051	$21,523	$2,012,594
Net Income	—	—	—	60,351	—	60,351
Other comprehensive income	—	—	—	—	38,769	38,769
Cash dividends declared ($1.03 per share)	—	—	—	(79,901)	—	(79,901)
Dividend equivalents declared ($1.03 per restricted stock units)	—	—	321	(321)	—	—
Share-based compensation expense	—	—	10,859	—	—	10,859
Issuance of restricted stock, net	563,330	—	—	—	—	—
Issuance of common stock - acquisition	34,407,403	344	749,259	—	—	749,603
Restricted stock surrendered and canceled	(116,439)	—	(1,653)	—	—	(1,653)
Exercise of stock options, net	122,785	1	1,651	—	—	1,652
Cumulative effect of the change in accounting principle (1)	—	—	—	(45,625)	—	(45,625)
Balance at December 31, 2020	94,483,136	$931	$2,354,871	$330,555	$60,292	$2,746,649
Net Income	—	—	—	339,889	—	339,889
Other comprehensive income	—	—	—	—	(68,154)	(68,154)
Repurchase and retirement of common stock	(479,944)	(5)	(11,942)	(6,120)	—	(18,067)
Cash dividends declared ($1.29 per share)	—	—	—	(121,887)	—	(121,887)
Dividend equivalents declared ($1.29 per restricted stock units)	—	—	487	(487)	—	—
Share-based compensation expense	—	—	13,264	—	—	13,264
Issuance of restricted stock, net	472,431	3	(3)	—	—	—
Restricted stock surrendered and canceled	(166,287)	—	(6,384)	—	—	(6,384)
Exercise of stock options, net	80,207	—	1,001	—	—	1,001
Balance at December 31, 2021	94,389,543	$929	$2,351,294	$541,950	$(7,862)	$2,886,311
______________________________
(1) Related to the adoption of Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$339,889	$60,351	$159,718
Adjustments to net income:
Depreciation and amortization expense	15,977	13,349	9,815
Provision for credit losses	(70,876)	191,816	5,719
Share-based compensation expense	13,264	10,859	10,528
Loss (gain) on sale and disposal of premises and equipment	234	255	(42)
Loss (gain) on sale of or write down of other real estate owned	—	112	(55)
Net amortization on securities	24,468	15,971	4,745
Net (accretion) of discounts/premiums for acquired loans and deferred loan fees/costs	(41,162)	(40,291)	(27,378)
Gain on sale of investment securities available-for-sale	(16,906)	(13,882)	(8,571)
Loss on debt extinguishment	180	—	—
Originations of loans held for sale	(51,098)	(14,251)	(98,232)
Proceeds from the sales of and principal payments from loans held for sale	44,734	16,552	111,952
Gain on sales of loans	(4,428)	(8,609)	(6,642)
Deferred income tax expense (benefit)	28,807	(42,622)	7,496
Change in accrued expenses and other liabilities, net	(29,038)	(9,455)	(6,265)
Income from bank-owned life insurance, net	(9,000)	(5,538)	(2,689)
Amortization of intangible assets	15,936	17,072	17,245
Change in accrued interest receivable and other assets, net	59,234	20,609	5,346
Net cash provided by operating activities	320,215	212,298	182,690
Cash flows from investing activities:
Net decrease in interest-bearing time deposits with financial institutions	629	—	3,435
Proceeds from sales of other real estate owned	—	534	405
Loan originations and payments, net	(1,022,505)	53,972	266,632
Proceeds from sales of loans previously classified as loans held for investment	1,530	1,338,325	86,313
Purchase of loans held for investment	—	(66,470)	(222,701)
Purchase of securities held-to-maturity	(48,695)	—	—
Proceeds from prepayments and maturities of securities held-to-maturity	10,334	13,959	7,318
Purchase of securities available-for-sale	(2,231,699)	(2,715,499)	(889,516)
Proceeds from prepayments and maturities of securities available-for-sale	563,061	268,463	114,520
Proceeds from sales of securities available-for-sale	901,137	766,512	551,784
Proceeds from the sales of premises and equipment	55	42	14,751
Proceeds from surrender of bank-owned life insurance	1,809	17,799	405
Purchase of bank-owned life insurance	(150,000)	—	—
Purchases of premises and equipment	(9,290)	(11,408)	(18,834)
Change in FHLB, FRB, and other stock, at cost	(62)	(22,664)	2,306
Funding of CRA investments, net	(24,001)	(10,182)	(15,069)
Change in cash acquired in acquisitions, net	—	937,100	—
Net cash (used in) provided by investing activities	(2,007,697)	570,483	(98,251)
Cash flows from financing activities:
Net increase in deposit accounts	901,412	399,678	240,158
Net change in short-term borrowings	548,000	(691,000)	(115,075)
Repayment of long-term FHLB borrowings	(21,503)	(5,000)	(35,500)
Redemption of subordinated debentures	(171,153)	—	(18,558)
Proceeds from issuance of subordinated debt, net	—	147,359	122,453
Cash dividends paid	(121,887)	(79,901)	(53,867)
Repurchase and retirement of common stock	(18,067)	—	(100,000)
Proceeds from exercise of stock options	1,001	1,652	2,679
Restricted stock surrendered and canceled	(6,384)	(1,653)	(3,285)
Net cash provided by (used in) financing activities	1,111,419	(228,865)	39,005
Net change in cash and cash equivalents	(576,063)	553,916	123,444
Cash and cash equivalents, beginning of year	880,766	326,850	203,406
Cash and cash equivalents, end of year	$304,703	$880,766	$326,850

Supplemental cash flow disclosures:
Interest paid	$38,761	$57,020	$79,386
Income taxes paid	86,535	36,158	52,093
Noncash investing activities during the period:
Transfers from portfolio loans to loans held for sale	1,006	1,330,946	89,259
Transfers from loans to other real estate owned	—	208	644
Transfers of investment securities from available-for-sale to held-to-maturity	319,924	—	—
Recognition of operating lease right-of-use assets	(5,003)	(12,277)	(52,701)
Recognition of operating lease liabilities	5,003	12,277	52,701
Assets acquired and liabilities assumed in acquisitions (See Note 25):
Fair value of stock and equity award consideration	—	749,603	—
Cash consideration	—	2	—
Fair value of assets acquired	—	8,102,281	—
Liabilities assumed	—	7,352,676	—

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

The principal business of the Company is attracting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in business loans and commercial real estate loans. At December 31, 2021, the Company had 61 full-service depository branches located in the western United States in major metropolitan markets in California, Washington, Oregon, Arizona, and Nevada. The Company also offers IRA custodial and maintenance services through its Pacific Premier Trust division, which serves as a custodian for self-directed IRAs, the funds of which account owners use for self-directed investments in various alternative asset classes. Additionally, the Company provides commercial escrow services through its Commerce Escrow division, which facilitates tax-deferred commercial exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company is subject to the regulations of certain governmental agencies, and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation. The Consolidated Financial Statements include the accounts of the Corporation and its wholly-owned subsidiary the Bank. The Company is organized and operates as a single reporting segment, principally engaged in the commercial banking business. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company consolidates voting entities in which the Company has control through voting interests or entities through which the Company has a controlling financial interest in a variable interest entity (“VIE”). The Company evaluates its interests in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size, and form of the Company's involvement with the VIE. See Note 10 - Variable Interest Entities for additional information.

Effective June 1, 2020, the Corporation completed the acquisition of Opus Bank (“Opus”), a California-chartered state bank headquartered in Irvine, California, for a total consideration of approximately $749.6 million. See further discussion in Note 25 – Acquisitions.

Basis of Financial Statement Presentation. The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain amounts in the financial statements and related footnote disclosures for the prior years have been reclassified to conform to the current presentation with no impact to previously reported net income or stockholders’ equity.

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

The following discussion provides a summary of the Company’s significant accounting policies:

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, cash balances due from banks, and federal funds sold. Interest-bearing deposits with financial institutions represent primarily cash held at the Federal Reserve Bank of San Francisco. The Board of Governors of the Federal Reserve System (“Federal Reserve”) has cash reserve requirements for depository institutions based on the amount of deposits held. At December 31, 2021, the Bank had no required balance by the Federal Reserve. The Company maintains amounts due from banks that exceed federally insured limits. The Company has not experienced any losses in such accounts.

Securities. The Company has established written guidelines and objectives for its investing activities. At the time of purchase, management designates the security as either held-to-maturity or available-for-sale based on the Company’s investment objectives, operational needs, and intent. The investments are monitored to ensure that those activities are consistent with the established guidelines and objectives.

Securities Held-to-Maturity. Investments in debt securities that management has the positive intent and ability to hold to maturity are reported at cost and adjusted for periodic principal payments and the amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method over the period of time remaining to investment’s maturity.

The Company accounts for transfers of debt securities from the available-for-sale classification to the held-to-maturity classification at fair value on the date of transfer. Any associated unrealized gains or losses on such securities as of the date of transfer become part of the security’s amortized cost and are subsequently amortized or accreted into interest income over the remaining life of the security using the interest method. In addition, the related unrealized gains and losses included in accumulated other comprehensive income on the date of transfer are also subsequently amortized or accreted into interest income over the remaining life of the security using the interest method.

Securities Available-for-Sale. Investments in debt securities that management has no immediate plan to sell, but which may be sold in the future, are carried at fair value. Premiums and discounts are amortized using the interest method over the remaining period to the call date for premiums or contractual maturity for discounts and, in the case of mortgage-backed securities, the estimated average life, which can fluctuate based on the anticipated prepayments on the underlying collateral of the securities. Unrealized holding gains and losses, net of tax, are recorded in a separate component of stockholders’ equity as accumulated other comprehensive income. Realized gains and losses on the sales of securities are determined using the specific identification method, recorded on a trade date basis based on the amortized cost basis of the specific security and are included in noninterest income as net gain from sales of investment securities.

Allowance for Credit Losses on Investment Securities. The allowance for credit losses (“ACL”) on investment securities is determined for both the held-to-maturity and available-for-sale classifications of the investment portfolio in accordance with ASC 326, which became effective for the Company on January 1, 2020. The ACL for investment securities is evaluated on a quarterly basis. The ACL for held-to-maturity investment securities is recorded at the time of purchase or acquisition, representing the Company’s best estimate of current expected credit losses (“CECL”) as of the date for the consolidated statements of financial condition. The ACL for held-to-maturity investment securities is determined on a collective basis, based on shared risk characteristics, and is determined at the individual security level when the Company deems a security to no longer possess shared risk characteristics. For investment securities where the Company has reason to believe the credit loss exposure is remote, such as those guaranteed by the U.S. government or other government enterprises, a zero credit loss assumption is applied.

For available-for-sale investment securities, the Company performs a qualitative evaluation for securities in an unrealized loss position to determine if, for those investments in an unrealized loss position, the decline in fair value is credit related or non-credit related. In determining whether a security’s decline in fair value is credit related, the Company considers a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) downgrades in credit ratings; (iv) payment structure of the security, (v) the ability of the issuer of the security to make scheduled principal and interest payments, and (vi) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads. If it is determined that the unrealized loss, or a portion thereof, is credit related, the Company records the amount of credit loss through a charge to provision for credit losses in current period earnings. However, the amount of credit loss recorded in current period earnings is limited to the amount of the total unrealized loss on the security, which is measured as the amount by which the security’s fair value is below its amortized cost. If it is likely the Company will be required to sell the security in an unrealized loss position, the total amount of the loss is recognized in current period earnings. Unrealized losses deemed non-credit related are recorded, net of tax, through accumulated other comprehensive income.

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

Equity Investments. Equity investments that have readily determinable fair values are carried at fair value with changes in fair value recognized in current period earnings as a component of noninterest income. Equity investments that do not have readily determinable fair values are carried at cost, adjusted for any observable price changes in orderly transactions for identical or similar investments of the same issuer. Such investments are also recorded net of any previously recognized impairment. Certain equity securities the Company holds, such as investments in the stock of the Federal Home Loan Bank and the Federal Reserve Bank of San Francisco are carried at cost, less any previously recognized impairment. Investment in these securities is restricted to member banks and the securities are not actively traded on an exchange.

The Company applies the equity method of accounting to investments in the equity of certain entities where it is deemed to have the ability to exercise significant influence over the entity, but does not control the entity, such as when its ownership interest is between 20% and 50%. Further, the Company also applies the equity method of accounting to equity investments it makes in limited partnerships and limited liability companies when its ownership interest in such entities exceeds 5% or when the Company has the ability to exercise significant influence over the partnership. Such investments typically reflect equity interests in various partnerships that make investments qualifying for credit under the Community Reinvestment Act (“CRA”). The Company records its share of the operating results associated with equity method investments, based on the most recent information available from the investee, in other noninterest income in the consolidated statements of income.

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

Loans Held for Investment. Loans held for investment are loans the Company has the ability and intent to hold until their maturity. These loans are carried at amortized cost, net of discounts and premiums on acquired and purchased loans, and net deferred loan origination fees and costs. Purchase discounts and premiums and net deferred loan origination fees and costs on loans are accreted or amortized in interest income as an adjustment of yield, using the interest method, over the expected life of the loans. Amortization of deferred loan fees and costs are discontinued for loans that are placed on nonaccrual. Any remaining discounts, premiums, deferred fees or costs, and prepayment fees associated with loan payoffs prior to contractual maturity are included in loan interest income in the period of payoff. Loan commitment fees received to originate or purchase a loan are deferred and, if the commitment is exercised, recognized over the life of the loan using the interest method as an adjustment of yield or, if the commitment expires unexercised, recognized as income upon expiration of the commitment.

The Company accrues interest on loans using the interest method and only if deemed collectible. Loans for which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest is past due 90 days based on contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to the collection of principal and or interest. When loans are placed on nonaccrual status, all previously accrued and uncollected interest is promptly reversed against current period interest income, and as such an ACL for accrued interest receivable is not established. Interest income generally is not recognized on nonaccrual loans unless the likelihood of further loss is remote. Interest payments received on nonaccrual loans are applied as a reduction to the loan principal balance. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are deemed to be fully collectible as to all principal and interest.

Allowance for Credit Losses on Loans. The Company accounts for credit losses on loans in accordance with ASC 326, which was effective for the Company on January 1, 2020. ASC 326 requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination or acquisition. The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated statements of financial condition. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. The Company measures the ACL on commercial real estate loans and commercial loans using a discounted cash flow approach, and a historical loss rate methodology is used to determine the ACL on retail loans. The Company’s discounted cash flow methodology incorporates a probability of default and loss given default model, as well as expectations of future economic conditions, using reasonable and supportable forecasts. Together, the probability of default and loss given default model with the use of reasonable and supportable forecasts generate estimates for cash flows expected and not expected to be collected over the estimated life of a loan. Estimates of future expected cash flows ultimately reflect assumptions made concerning net credit losses over the life of a loan. The use of reasonable and supportable forecasts requires significant judgment, such as selecting forecast scenarios and related scenario-weighting, as well as determining the appropriate length of the forecast horizon. Management leverages economic projections from a reputable and independent third party to inform and provide its reasonable and supportable economic forecasts. Other internal and external indicators of economic forecasts may also be considered by management when developing the forecast metrics. The Company’s ACL model reverts to long-term average loss rates for purposes of estimating expected cash flows beyond a period deemed reasonable and supportable. The Company forecasts probability of default and loss given default based on economic forecast scenarios over a two-year time horizon before reverting to long-term historical average loss rates over a period of three years. The duration of the forecast horizon, the period over which forecasts revert to long-term averages, the economic forecasts that management utilizes, as well as additional internal and external indicators of economic forecasts that management considers, may change over time depending on the nature and composition of our loan portfolio. Changes in economic forecasts, in conjunction with changes in loan specific attributes, impact a loan’s probability of default and loss given default, which can drive changes in the determination of the ACL.

Expectations of future cash flows are discounted at the loan’s effective interest rate. The resulting ACL for term loans represents the amount by which the loan’s amortized cost exceeds the net present value of a loan’s discounted cash flows expected to be collected. The ACL for credit facilities is determined by discounting estimates for cash flows not expected to be collected. The ACL is recorded through a charge to provision for credit losses and is reduced by charge-offs, net of recoveries on loans previously charged-off. It is the Company’s policy to charge-off loan balances at the time they have been deemed uncollectible.

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

At December 31, 2021, the Company had the following segments and classes of loans:

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

•Small Business Administration (“SBA”) - We are approved to originate loans under the SBA’s Preferred Lenders Program (“PLP”). The PLP lending status affords us a higher level of delegated credit autonomy, translating to a significantly shorter turnaround time from application to funding, which is critical to our marketing efforts. We originate loans nationwide under the SBA’s 7(a), SBA Express, International Trade and 504(a) loan programs, in conformity with SBA underwriting and documentation standards. SBA loans are similar to commercial business loans, but have additional credit enhancement provided by the U.S. The Company originates SBA loans with the intent to sell the guaranteed portion into the secondary market on a quarterly basis. Certain loans classified as SBA are secured by commercial real estate property. SBA loans secured by hotels are included in the segment investor loans secured by real estate, and SBA loans secured by all other forms of real estate are included in the business loans secured by real estate segment. All other SBA loans are included in the commercial loans segment below, and are secured by business assets.

Commercial Loans:

•Commercial and industrial (including franchise commercial loans) (“C&I”) - Loans secured by business assets including inventory, receivables, and machinery and equipment. Loan types include revolving lines of credit, term loans, seasonal loans, and loans secured by liquid collateral such as cash deposits or marketable securities. Franchise credit facilities not secured by real estate and Home Owners’ Association (“HOA”) credit facilities are included in commercial and industrial loans. We also issue letters of credit on behalf of our customers. Risk associated with commercial and industrial loans arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans, and occasionally upon other borrower assets and guarantor assets. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.

Retail Loans:

•One-to-four family - Although we do not originate first lien single family loans, we have acquired first lien single family loans through bank acquisitions. The primary risks of one-to-four family loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make loans unprofitable to the borrower.

•Consumer loans - In addition to consumer loans acquired through our various bank acquisitions, we originate a limited number of consumer loans, generally for banking clients only, which consist primarily of home equity lines of credit, savings account secured loans and auto loans. Risk arises with these loans in the borrower’s inability to pay and decreases in the fair value of the underlying collateral.

Troubled Debt Restructurings. From time to time, the Company makes modifications to certain loans when a borrower is experiencing financial difficulty. These modifications are made to alleviate temporary impairments in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. Modifications typically include: changes in the amortization terms of the loan, reductions in interest rates, acceptance of interest-only payments, and, in limited cases, reductions to the outstanding loan balance. Such loans are typically placed on nonaccrual status and are returned to accrual status when all contractual amounts past due have been brought current, and the borrower’s performance under the modified terms of the loan agreement and the ultimate collectability of all contractual amounts due under the modified terms is no longer in doubt. The Company typically measures the ACL for TDRs on an individual basis when the loans are deemed to no longer share similar risk characteristics with other loans in the portfolio. The determination of the ACL for TDRs is based on a discounted cash flow approach for both those measured collectively and individually, unless the loan is deemed collateral dependent, which requires measurement of the ACL based on the fair value of the collateral less estimated costs to sell.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Consolidated Appropriations Act, 2021 (“CAA”), signed into law on December 27, 2020, extends the applicable period to include modification to loans held by financial institutions made during the period beginning March 1, 2020 and ending on the earlier of (i) January 1, 2022, or (ii) 60 days after the date of termination of the COVID-19 national emergency. The Company elected to apply this guidance to qualifying loan modifications. For such modifications, in the form of payment deferrals, the delinquency status did not advance and loans that were accruing at the time that the relief was provided were generally not be placed on nonaccrual status during the deferral period. Interest income continued to be recognized over the contractual life of the loan. However, the Company, through its credit portfolio management activities, continued to monitor facts and circumstances associated with the underlying credit quality of loans modified under the provisions of the CARES Act in an effort to identify any loans where the accrual of interest during the modification period was deemed no longer appropriate. In such cases, the Company ceased the accrual of interest and all previously accrued and uncollected interest was promptly reversed against current period interest income. For additional information, see Note 4 - Loans Held for Investment.

Acquired Loans. When the Company acquires loans through purchase or a business combination, an assessment is first performed to determine if such loans have experienced more than insignificant deterioration in credit quality since their origination and thus should be classified as purchased credit deteriorated (“PCD”) loans or otherwise classified as non-PCD loans. All acquired loans are recorded at their fair value on the date of acquisition. Any resulting discount or premium recorded on acquired loans is accreted or amortized into interest income over the remaining life of the loans using the interest method. Additionally, upon the purchase or acquisition of non-PCD loans, the Company measures and records an ACL based on the Company’s ACL methodology. The ACL for non-PCD loans is recorded through a charge to the provision for credit losses in the period in which the loans were purchased or acquired.

Unlike non-PCD loans, the initial ACL for PCD loans is established through an adjustment to the acquired loan balance on the date of acquisition and not through a charge to the provision for credit losses. As with non-PCD loans, the ACL for PCD loans is determined with the use of the Company’s ACL methodology. Characteristics of PCD loans typically include: delinquency, downgrade in credit quality since origination, loans on nonaccrual status, loans modified in a troubled debt restructuring, and/or other factors the Company may become aware of through its initial analysis of acquired loans that may indicate there has been more than insignificant deterioration in credit quality since a loan’s origination. Subsequent to acquisition, the ACL for both non-PCD and PCD loans are measured with the use of the Company’s ACL methodology in the same manner as all other loans.

In connection with the Opus acquisition on June 1, 2020, the Company acquired PCD loans with an aggregate fair value of approximately $841.2 million, and recorded an initial ACL of approximately $21.2 million, which was added to the amortized cost of the loans on the date of acquisition.

Allowance for Loan Losses. Prior to the Company’s adoption of ASC 326 on January 1, 2020, the Company maintained an allowance for loan and leases losses (“ALLL”) in accordance with ASC 310, Receivables and ASC 450, Contingencies, which represented an ALLL for individually evaluated loans that were identified as impaired, as well as estimated probable incurred losses inherent in the remainder of the loan portfolio as of the date of the consolidated statements of financial condition. Management’s determination of the adequacy of the ALLL was based on an evaluation of the composition of the portfolio, actual historical loss experience, industry charge-off experience on income property loans, current economic conditions and other relevant factors in the area in which the Company’s lending and real estate activities were based. These factors may affect a borrower’s ability to pay as well as the value of the underlying collateral securing loans. The allowance was calculated by applying loss factors to loans held for investment according to loan type and loan credit classification. The loss factors were based primarily upon the Bank’s historical loss experience and industry charge-off experience, and were evaluated on a quarterly basis. Loan credit classifications were based on an internal loan review system, which was designed to provide for the detection of problem loans and assign an appropriate level of ALLL to them. The ALLL was periodically adjusted to reflect the estimated potential impact that relevant internal and external factors may have had on losses inherent in the loan portfolio. These factors typically consisted of:

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

Impaired Loans. Prior to the Company’s adoption of ASC 326 on January 1, 2020, the Company classified a loan as impaired when it was probable that the Company would be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The Company reviewed loans for impairment when the loan was classified as substandard or worse, delinquent 90 days, determined by management to be collateral dependent, or when the borrower filed bankruptcy or was granted a concession which qualified as a troubled debt restructuring. Measurement of impairment was based on the amount by which a loan’s carrying value exceeds its expected future cash flows discounted at the loan’s effective interest rate, an observable market value, if one exists, or the fair value of the collateral if the loan was deemed collateral dependent. Impairment was recorded through the provision for loan losses. The Company measured impairment on a loan-by-loan basis, and generally charged-off specific reserves for impaired loans at such time the loan or a portion thereof was classified as a loss.

The ALLL was increased by provisions for loan losses, and reduced by charge-offs, net of recoveries of amounts previously charged-off.

Upon the Company’s adoption of ASC 326 on January 1, 2020, the Company recorded a cumulative effect adjustment which increased what is now referred to as the allowance for credit losses by $55.7 million for loans held for investment and $8.3 million for off-balance sheet commitments. This cumulative effect adjustment to the allowance for credit losses was established through an adjustment to the opening balance of retained earnings, net of tax, on January 1, 2020.

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

Premises and Equipment. Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from twenty years for buildings, seven years for furniture, fixtures and equipment, and three years for computer and telecommunication equipment. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related leases.

The Company periodically evaluates the recoverability of long-lived assets, such as premises and equipment, to ensure the carrying value has not been impaired. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Bank-Owned Life Insurance (“BOLI”). BOLI assets are life insurance policies on certain current and former officers, directors and employees for which the Bank is the beneficiary under each policy. BOLI is accounted for using the cash surrender value method and is recorded at its realizable value as an asset in the consolidated statements of financial condition. Changes in the cash surrender value of BOLI and the death benefits of an insured individual covered by these policies, after distribution to the insured’s beneficiaries, if any, are recorded as tax-exempt noninterest income in the consolidated statements of income.

Goodwill and Other Intangible Assets. Goodwill assets originate from business combinations where the Company has acquired other financial institutions, and is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets that are determined to have indefinite useful lives are not amortized, but tested for impairment at least annually or more frequently if events and circumstances lead management to believe the value of those assets may be impaired. Impairment testing is performed at the reporting unit level, which is considered the Company level as management has identified the Company is its sole reporting unit as of December 31, 2021.

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

The Company’s annual impairment test of goodwill is performed in the fourth quarter. The Company performed a qualitative assessment of goodwill in the fourth quarter of 2021, the results of which indicated the value of goodwill assets could be supported and were not impaired. As of December 31, 2021, goodwill is the only intangible asset with an indefinite life recorded in the Company’s consolidated statements of financial condition.

Other intangible assets include core deposit and customer relationship intangibles arising from the acquisition of other financial institutions and are amortized on a basis reflecting the pattern in which the economic benefits of the intangible asset are expected to be consumed or otherwise used up, or on a straight-line basis over their estimated useful lives, which ranges from six to eleven years. GAAP requires intangible assets other than goodwill to be tested for impairment when events and circumstances change, indicating that their carrying value may not be recoverable. For intangible assets other than goodwill, the Company first performs a qualitative assessment to determine if the carrying value of such assets may not be recoverable. A quantitative assessment is followed to determine the amount of impairment in the event the carrying value of such assets are deemed not recoverable. Impairment is measured as the amount by which their carrying value exceeds their estimated fair value. The Company’s annual impairment test of intangible assets is performed in the fourth quarter of 2021, the results of which indicated the value of intangible assets could be supported and were not impaired.

Derivatives as Part of Designated Accounting Hedges. The Company applies hedge accounting to certain derivative instruments used for risk management purposes, primarily associated with interest rate risk. To qualify for hedge accounting, a derivative instrument must be highly effective at reducing the risk associated with the hedged exposure, and the hedging relationship must be formally documented at its inception. The Company uses regression analysis to assess the effectiveness of each hedging relationship, unless the hedge qualifies for other methods of assessing effectiveness (e.g., shortcut or critical terms match), both at inception and throughout the life of the hedge transaction.

The Company has derivative instruments designated as part of fair value hedges for accounting purposes. These derivatives consist of pay-fixed, receive-floating interest rate swaps, and were entered into to hedge changes in the fair value of fixed-rate assets for specific risks, such as interest rate risk resulting from changes in a benchmark interest rate. In a qualifying fair value hedge, the Company records periodic changes in the fair value of the derivative instrument in current period earnings. Simultaneously, periodic changes in the fair value of the hedged risk are also recorded in current period earnings. Together, these periodic changes in the fair value of the derivative instrument and the fair value of the hedged risk are included in the same line item of the statements of income associated with the hedged item (i.e. interest income), and largely offset each other. Interest accruals on both the derivative instrument and the hedged item are also recorded in the same line item, which effectively converts the designated fixed-rate assets to floating-rate assets. The Company structures these swaps to match the critical terms of the hedged items (i.e. fixed-rate loans), thereby maximizing the economic and accounting effectiveness of the hedging relationships and resulting in the expectation that the hedging relationship will be highly effective. If a fair value hedging relationship ceases to qualify for hedge accounting, hedge accounting is discontinued and future changes in the fair value of the derivative instrument are recognized in current period earnings, until the derivative is settled with the counterparty. In addition, all remaining basis adjustments resulting from periodic changes in the fair value of the hedged risk, previously recorded to the carrying amount of the hedged item, are amortized or accreted into interest income using the interest method over the remaining life of the hedged item.

Business Combinations. The company accounts for business combinations under the acquisition method of accounting. Upon obtaining control of the acquired entity, the Company records all identifiable assets and liabilities at their estimated fair values. Goodwill is recorded when the consideration paid for an acquired entity exceeds the estimated fair value of the net assets acquired. Changes to the acquisition date fair values of assets acquired and liabilities assumed may be made as adjustments to goodwill over a one year measurement period following the date of acquisition. Such adjustments are attributable to additional information obtained related to fair value estimates of the assets acquired and liabilities assumed. Costs associated with business combinations are reflected as a component of noninterest expense.

Subordinated Debentures. Long-term borrowings are carried at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest expense using the interest method. Debt issuance costs are included in the carrying value of associated borrowings and are subsequently recognized in interest expense using the interest method over the life of the borrowing.

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

Liabilities to make lease payments and right-of-use assets are determined based on the total future contractual rents for each lease, discounted at the rate implicit in the lease or at the Company’s estimated incremental borrowing rate if the rate is not implicit in the lease. The Company measures future contractual rents based on the minimum payments specified in the lease agreement from the date the lease commences, giving consideration for periodic contractual rent increases, which are based on an escalation rate or a specified index. When future rent payments are based on an index, the Company uses the index rate observed at the time of lease commencement to measure future lease payments. Liabilities to make future lease payments on operating leases are reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the term of the lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion on the related liability to make lease payments. Expense recognition for operating leases is recorded on a straight-line basis. As of December 31, 2021, all of the Company’s leases were classified as either operating leases or short-term leases.

From time to time the Company leases portions of the space it leases to other parties through sublease transactions. Income received from these transactions is recorded on a straight-line basis over the term of the sublease.

Revenue Recognition. The Company accounts for certain of its revenue streams deemed to arise from contracts with customers in accordance with ASC 606 - Revenue from Contracts with Customers. Revenue streams within the scope of and accounted for under ASC 606 include: service charges and fees on deposit accounts, debit card interchange fees, custodial account fees, fees from other services the Bank provides its customers, and gains and losses from the sale of other real estate owned and property, premises and equipment. These revenue streams are included in noninterest income in the consolidated statements of income. ASC 606 requires revenue to be recognized when the Company satisfies related performance obligations by transferring to the customer a good or service. The recognition of revenue under ASC 606 requires the Company to first identify the contract with the customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations, and finally recognize revenue when the performance obligations have been satisfied and the good or service has been transferred. Revenue is measured as the amount of consideration that Company expects to receive in exchange for the transfer of goods or services to the associated customer. The majority of the Company’s contracts with customers associated with revenue streams that are within the scope of ASC 606 are considered short-term in nature, such as a deposit account agreement, which may be cancelled at any time, or a service provided to a customer at a point in time. Other more significant revenue streams for the Company, such as interest income on loans and investment securities, are specifically excluded from the scope of ASC 606 and are accounted for under other applicable GAAP.

Stock-Based Compensation. The Company issues various forms of stock-based compensation awards annually to officers and directors of the Company, including stock options, restricted stock awards, and restricted stock units. The related compensation costs are based on the grant-date fair value and are recognized in the income statement over the period they are expected to vest, net of estimates for forfeitures. Estimates for forfeitures are based on the Company’s historical experience for each award type. A Black-Scholes model is utilized to estimate the fair value of stock options on the grant date. The Black-Scholes model uses certain assumptions to determine grant-date fair value such as: expected volatility, expected term of the option, expected risk-free rate of interest, and expected dividend yield on the Corporation’s common stock. The market price of the Corporation’s common stock at the grant date is used for restricted stock awards in determining the grant date fair value for those awards.

Restricted stock awards and restricted stock units are granted to employees of the Company, and represent stock-based compensation awards that when ultimately settled, result in the issuance of shares of the Corporation’s common stock to the grantee. As with other stock-based compensation awards, compensation cost for restricted stock awards and restricted stock units is recognized over the period in which the awards are expected to vest. Certain of the Corporation’s restricted stock units contain vesting conditions which are based on pre-determined performance targets. The level at which the associated performance targets are achieved can impact the ultimate settlement of the award with the grantee and thus the level of compensation expense ultimately recognized. Certain of these awards contain a market-based condition whereby the vesting of the award is based on the Company’s performance, such as total shareholder return, relative to its peers over a specified period of time. The grant date fair value of market-based restricted stock units is determined through an independent third party which employs the use of a Monte Carlo simulation. The Monte Carlo simulation estimates grant date fair value using input assumptions similar to those used in the Black-Scholes model, however, it also incorporates into the grant date fair value calculation the probability that the performance targets will be achieved. The grant date fair value of restricted stock units that do not contain a market-based condition for vesting is based on the price of the Corporation’s common stock on the grant date.

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

Income Taxes. Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the asset liability method. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized. At December 31, 2021 and 2020, no valuation allowance was deemed necessary against the Company’s deferred tax assets.

A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that management believes is more likely than not to be realized upon examination. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

Restricted stock awards are deemed participating securities by the Corporation, and therefore the Corporation applies the two-class method when considering these awards in the computation of earnings per common. Under the two-class method, distributed and undistributed net earnings allocable to participating securities are deducted from net income to determine net income allocable to common shareholders, which is then used in the numerator of both basic and diluted earnings per share calculations. Participating securities are excluded from the denominator of both basic and diluted earnings per common share.

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

Fair Value of Financial Instruments. Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 17 - Fair Value of Financial Instruments. Fair value is an exit price, representing the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Fair value measures are classified according to a three-tier fair value hierarchy, which is based on the observability of inputs used to measure fair value. GAAP requires the Company to maximize the use of observable inputs when measuring fair value. When observable market prices or inputs are not available, the Company estimates fair value using modeling techniques such as a discounting future cash flows. Such a technique uses assumptions that market participants would consider in determining the fair value of the financial asset or liability. Changes in assumptions or in market conditions could significantly affect fair value estimates.

Variable Interest Entities. A VIE is consolidated in the Company’s financial statements when it is deemed the Company is the primary beneficiary of the VIE. GAAP requires analysis at the time of commencement of our involvement with a VIE, to determine the primary beneficiary and whether it should be consolidated in the Company’s financial statements. The Company continually performs analysis to determine the primary beneficiary of a VIE. At December 31, 2021 and 2020, no VIE for which the Company has involvement with were consolidated in the Company’s financial statements.

Reclassifications. Some items in prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

Accounting Standards Adopted in 2021

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

The amendments within this Update became effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company’s adoption of this Update did not have a material impact on its Consolidated Financial Statements.

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

In October 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs. The amendments included in this Update are intended to clarify that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. The guidance in paragraph 310-20-35-33 relates to amortization of premiums on individual callable debt securities and the period over which the premium shall be amortized in relation to the date the security is callable. For public business entities, the amendments in this Update became effective for fiscal years beginning after December 15, 2020, and interim periods within those years. The Company’s adoption of this Update did not have a material impact on its Consolidated Financial Statements.

Recent Accounting Guidance Not Yet Effective

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

The Company has created a cross-functional working group to manage the transition away from LIBOR. Under the oversight of the Enterprise Risk Committee, this working group is comprised of senior leadership and staff from functional areas that include: finance, treasury, lending, loan servicing, enterprise risk management, information technology, legal, and other internal stakeholders integral to the Bank’s transition away from LIBOR. The working group monitors developments related to transition and uncertainty surrounding reference rate reform and guides the Bank’s response. The working group is currently assessing the population of financial instruments that reference LIBOR, confirming our loan documents that reference LIBOR have been appropriately amended, ensuring that our internal systems are prepared for the transition, and managing the transition process with our customers. The Company has chosen to use the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. However, the Company will also use other alternative reference rates, such as the Constant Maturity Treasury (“CMT”) index and Prime based on the individual needs of its customers as well as the types of credit being extended.

In October 2021, the FASB issued ASU 2021-08, Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this Update address how to determine whether a contract liability is recognized by an acquirer in a business combination. In addition, the Update addresses inconsistencies in the recognition and measurement of acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments in this Update are effective for the Company in fiscal years beginning after December 15, 2022 as well as all interim periods within those years. Early adoption is permitted. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application, and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company has not yet adopted the provisions of this Update. The Company does not currently anticipate the adoption of this Update will have a material impact on the Company’s Consolidated Financial Statements.

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

The Company and the Bank are required to meet risk-based capital standards under the revised capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III”, administered by their respective regulatory authorities with a phase-in period beginning on January 1, 2015 and ending on January 1, 2019. The Basel III final capital framework requires all banking organizations to maintain a capital conservation buffer of 2.50% above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases, and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of Common Equity Tier capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At December 31, 2021, the Company and Bank are in compliance with the capital conservation buffer requirement and exceeded the minimum Common Equity Tier 1, Tier 1 and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.0%, 8.5% and 10.5%, respectively, and the Bank qualified as “well-capitalized” for purposes of the federal bank regulatory prompt corrective action regulations.

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase-in over a three-year period the Day 1 adverse regulatory capital effects of the CECL accounting standard. Additionally, in March 2020, the U.S. Federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years to provide regulatory relief to banking organizations to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the COVID-19 pandemic. The capital relief in the interim is calibrated to approximate the difference in allowances under CECL relative to the incurred loss methodology for the first two years of the transition period using a 25% scaling factor. The cumulative difference at the end of the second year of the transition period is then phased in to regulatory capital at 25% per year over a three-year transition period. The final rule was adopted and became effective in September 2020. As a result, entities may gradually phase in the full effect of CECL on regulatory capital over a five-year transition period. The Company implemented the CECL model commencing January 1, 2020 and elected to phase in the full effect of CECL on regulatory capital over the five-year transition period.

For regulatory capital purposes, the subordinated debentures of the Corporation and the Bank are included in Tier 2 capital at December 31, 2021 and 2020. In 2021, the total capital ratios of the Corporation and the Bank were impacted by the redemptions of subordinated debentures during the second and third quarter and remained above the regulatory minimum required for capital adequacy purposes, inclusive of capital conservation buffer. See Note 13 - Subordinated Debentures for additional information.

As defined in applicable regulations and set forth in the table below, the Corporation and the Bank continue to exceed the regulatory capital minimum requirements, and the Bank continues to exceed the “well capitalized” standards and the required conservation buffer at the dates indicated:

	Actual		Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer		Minimum Required For Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 Leverage Ratio	$2,016,538	10.08%	$799,963	4.00%	N/A	N/A
Common Equity Tier 1 Capital Ratio	2,016,538	12.11%	1,165,837	7.00%	N/A	N/A
Tier 1 Capital Ratio	2,016,538	12.11%	1,415,659	8.50%	N/A	N/A
Total Capital Ratio	2,434,680	14.62%	1,748,755	10.50%	N/A	N/A

Pacific Premier Bank
Tier 1 Leverage Ratio	$2,324,626	11.62%	$800,009	4.00%	$1,000,012	5.00%
Common Equity Tier 1 Capital Ratio	2,324,626	13.96%	1,165,449	7.00%	1,082,202	6.50%
Tier 1 Capital Ratio	2,324,626	13.96%	1,415,188	8.50%	1,331,941	8.00%
Total Capital Ratio	2,448,201	14.70%	1,748,173	10.50%	1,664,927	10.00%

December 31, 2020
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 Leverage Ratio	$1,811,280	9.47%	$764,968	4.00%	N/A	N/A
Common Equity Tier 1 Capital Ratio	1,811,280	12.04%	1,053,063	7.00%	N/A	N/A
Tier 1 Capital Ratio	1,811,280	12.04%	1,278,719	8.50%	N/A	N/A
Total Capital Ratio	2,454,055	16.31%	1,579,594	10.50%	N/A	N/A

Pacific Premier Bank
Tier 1 Leverage Ratio	$2,081,916	10.89%	$764,863	4.00%	$956,079	5.00%
Common Equity Tier 1 Capital Ratio	2,081,916	13.84%	1,053,177	7.00%	977,950	6.50%
Tier 1 Capital Ratio	2,081,916	13.84%	1,278,858	8.50%	1,203,631	8.00%
Total Capital Ratio	2,390,954	15.89%	1,579,766	10.50%	1,504,539	10.00%

Note 3 - Investment Securities

The amortized cost and estimated fair value of investment securities available-for-sale were as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Investment securities available-for-sale:
December 31, 2021
U.S. Treasury	$57,708	$614	$(456)	$57,866
Agency	440,183	2,081	(10,129)	432,135
Corporate	451,621	6,096	(3,856)	453,861
Municipal bonds	1,061,985	32,209	(4,281)	1,089,913
Collateralized mortgage obligations	680,686	2,012	(6,055)	676,643
Mortgage-backed securities	1,586,406	3,220	(26,180)	1,563,446
Total investment securities available-for-sale	$4,278,589	$46,232	$(50,957)	$4,273,864

December 31, 2020
U.S. Treasury	$30,153	$2,380	$—	$32,533
Agency	666,702	24,292	(608)	690,386
Corporate	412,223	3,591	(506)	415,308
Municipal bonds	1,412,012	37,260	(3,253)	1,446,019
Collateralized mortgage obligations	513,259	819	(712)	513,366
Mortgage-backed securities	812,384	21,662	(543)	833,503
Total investment securities available-for-sale	$3,846,733	$90,004	$(5,622)	$3,931,115

The carrying amount and estimated fair value of investment securities held-to-maturity were as follows:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Gain	Gross Unrecognized Loss	Estimated Fair Value
Investment securities held-to-maturity:
December 31, 2021
Municipal bonds	$368,344	$(22)	$368,322	$3,834	$(1,649)	$370,507
Mortgage-backed securities	11,843	—	11,843	564	—	12,407
Other	1,509	—	1,509	—	—	1,509
Total investment securities held-to-maturity	$381,696	$(22)	$381,674	$4,398	$(1,649)	$384,423

December 31, 2020
Mortgage-backed securities	$22,124	$—	$22,124	$1,281	$—	$23,405
Other	1,608	—	1,608	—	—	1,608
Total investment securities held-to-maturity	$23,732	$—	$23,732	$1,281	$—	$25,013

The Company reassesses classification of certain investments as part of the ongoing review of the investment securities portfolio. During the year, the Company transferred approximately $326.5 million of municipal bonds, which the Company intends and has the ability to hold to maturity, from available-for sale to held-to-maturity securities. The transfer of these securities was accounted for at fair value. These securities had a net carrying amount of $319.9 million with a pre-tax unrealized loss of $6.6 million, which was reflected as a discount on the date of transfer. This discount, as well as the related unrealized loss in accumulated other comprehensive income, is amortized into interest income as a yield adjustment over the remaining term of the securities. The amortization of the unrealized loss reported in accumulated other comprehensive income offsets the effect on interest income of the amortization of the discount. No gains or losses were recorded at the time of transfer.

Investment securities with carrying values of $130.7 million and $147.3 million as of December 31, 2021 and 2020, respectively, were pledged to secure public deposits, other borrowings, and for other purposes as required or permitted by law.

Unrealized Gains and Losses

Unrealized gains and losses on investment securities available-for-sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At December 31, 2021, the Company had accumulated other comprehensive loss of $4.7 million, or $3.3 million net of tax, compared to accumulated other comprehensive income of $84.4 million, or $60.3 million net of tax, at December 31, 2020.

For investment securities transferred from available-for-sale to held-to-maturity, the unrealized gains and losses at the date of transfer continue to be reported in stockholders’ equity as accumulated other comprehensive income and are amortized over the remaining lives of the securities with an offsetting entry to interest income as an adjustment of yield. At December 31, 2021, the gross unrealized loss on municipal bonds transferred from available-for-sale to held-to-maturity in accumulated other comprehensive loss was $6.3 million, or $4.5 million net of tax.

The table below shows the number, fair value, and gross unrealized holding losses of the Company’s investment securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded as of the dates indicated, aggregated by investment category and length of time in a continuous loss position.

	December 31, 2021
	Less than 12 months			12 months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
Investment securities available-for-sale:
U.S. Treasury	3	$47,235	$(456)	—	$—	$—	3	$47,235	$(456)
Agency	19	278,078	(5,634)	16	119,750	(4,495)	35	397,828	(10,129)
Corporate	17	166,563	(849)	3	57,274	(3,007)	20	223,837	(3,856)
Municipal bonds	36	277,564	(4,079)	2	6,596	(202)	38	284,160	(4,281)
Collateralized mortgage obligations	26	226,763	(3,738)	15	121,185	(2,317)	41	347,948	(6,055)
Mortgage-backed securities	103	1,306,455	(20,417)	15	173,121	(5,763)	118	1,479,576	(26,180)
Total investment securities available-for-sale	204	$2,302,658	$(35,173)	51	$477,926	$(15,784)	255	$2,780,584	$(50,957)

	December 31, 2020
	Less than 12 months			12 months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
Investment securities available-for-sale:
Agency	4	$74,194	$(307)	9	$10,434	$(301)	13	$84,628	$(608)
Corporate	9	71,226	(506)	—	—	—	9	71,226	(506)
Municipal bonds	56	312,894	(3,253)	—	—	—	56	312,894	(3,253)
Collateralized mortgage obligations	21	215,603	(710)	1	431	(2)	22	216,034	(712)
Mortgage-backed securities	16	139,071	(543)	—	—	—	16	139,071	(543)
Total investment securities available-for-sale	106	$812,988	$(5,319)	10	$10,865	$(303)	116	$823,853	$(5,622)

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

At December 31, 2021, the Company had an ACL of $22,000 for held-to-maturity investment securities classified as municipal bonds, which primarily consisted of the securities transferred from available-for-sale during the third and fourth quarters of 2021. There was no ACL for held-to-maturity investment securities at December 31, 2020. The Company recognized $22,000 of provision for credit losses for held-to-maturity investment securities during the year ended December 31, 2021. There was no provision for credit losses recognized for held-to-maturity investment securities during the year ended December 31, 2020.

The following table presents a rollforward by major security type of the allowance for credit losses on the Company's held-to-maturity debt securities as of, and for the periods indicated:

	For the Year Ended December 31, 2021
(Dollars in thousands)	Balance, December 31, 2020	Provision for Credit Losses	Balance, December 31, 2021
Investment securities held-to-maturity:
Municipal bonds	$—	$22	$22

The Company had no ACL for available-for-sale or investment securities at December 31, 2021 and 2020. As of December 31, 2021 the Company has not recorded credit losses on certain available-for-sale securities that were in an unrealized loss position due to the high quality of the investments, with investment grade ratings, and many of them are issued by U.S. government agencies. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company performed a qualitative assessment of these investments as of December 31, 2021, and does not believe the declines in fair value were credit related. There were no provision for credit losses recognized for investment securities during the year ended December 31, 2021 and 2020. There were no other than temporary impairment losses recognized for investment securities for the year ended December 31, 2019.

At December 31, 2021 and 2020, there were no available-for-sale or held-to-maturity securities in nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. At December 31, 2021 and 2020, there were no securities purchased with deterioration in credit quality since their origination. At December 31, 2021 and 2020, there were no collateral dependent available-for-sale or held-to-maturity securities.

The following table summarizes the Company’s investment securities portfolio by Moody’s external rating equivalent and by vintage as of December 31, 2021:

	Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Total
Investment securities available-for-sale at fair value:
U.S. Treasury
Aaa - Aa3	$32,727	$14,508	$—	$10,631	$—	$—	$57,866
Agency
Aaa - Aa3	24,216	296,403	26,017	59,931	—	12,538	419,105
Baa1 - Baa3	—	—	—	5,410	—	7,620	13,030
Corporate debt
A1 - A3	136,607	67,326	—	—	17,938	—	221,871
Baa1 - Baa3	46,492	100,709	71,242	—	—	13,547	231,990
Municipal bonds
Aaa - Aa3	118,922	563,238	291,483	32,483	50,149	32,780	1,089,055
A1 - A3	—	—	—	—	—	858	858
Collateralized mortgage obligations
Aaa - Aa3	268,693	207,155	75,834	16,710	13,274	94,977	676,643
Mortgage-backed securities
Aaa - Aa3	1,109,054	358,114	68,606	—	19,777	7,895	1,563,446
Total investment securities available-for-sale	$1,736,711	$1,607,453	$533,182	$125,165	$101,138	$170,215	$4,273,864

	Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Total
Investment securities held-to-maturity at amortized cost:
Municipal bonds
Aaa - Aa3	$48,540	$319,804	$—	$—	$—	$—	$368,344
Mortgage-backed securities
Aaa - Aa3	—	—	—	3,425	3,325	5,093	11,843
Other
Baa1 - Baa3	—	—	—	591	—	918	1,509
Total investment securities held-to-maturity	48,540	319,804	—	4,016	3,325	6,011	381,696
Total investment securities	$1,785,251	$1,927,257	$533,182	$129,181	$104,463	$176,226	$4,655,560

Realized Gains and Losses

During the years ended December 31, 2021, 2020, and 2019, the Company recognized gross realized gains on sales of available-for-sale securities in the amounts of $23.2 million, $15.7 million, and $10.3 million, respectively. During the years ended December 31, 2021, 2020, and 2019, the Company recognized gross realized losses on sales of available-for-sale securities in the amounts of $6.3 million, $1.8 million, and $1.8 million, respectively. The Company had net proceeds from the sale of available-for-sale securities of $901.1 million, $766.5 million, and $551.8 million during the years ended December 31, 2021, 2020, and 2019, respectively.

Contractual Maturities

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2021, by contractual maturity, are shown in the table below.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
Treasury	$—	$—	$10,017	$10,631	$47,691	$47,235	$—	$—	$57,708	$57,866
Agency	—	—	298,491	294,580	97,882	95,525	43,810	42,030	440,183	432,135
Corporate	—	—	61,302	61,154	390,319	392,707	—	—	451,621	453,861
Municipal bonds	—	—	3,129	3,289	90,884	91,329	967,972	995,295	1,061,985	1,089,913
Collateralized mortgage obligations	—	—	32,960	32,900	215,306	211,057	432,420	432,686	680,686	676,643
Mortgage-backed securities	—	—	2,074	2,156	629,678	624,990	954,654	936,300	1,586,406	1,563,446
Total investment securities available-for-sale	—	—	407,973	404,710	1,471,760	1,462,843	2,398,856	2,406,311	4,278,589	4,273,864
Investment securities held-to-maturity:
Municipal bonds	—	—	—	—	—	—	368,344	370,507	368,344	370,507
Mortgage-backed securities	—	—	—	—	—	—	11,843	12,407	11,843	12,407
Other	—	—	—	—	—	—	1,509	1,509	1,509	1,509
Total investment securities held-to-maturity	—	—	—	—	—	—	381,696	384,423	381,696	384,423
Total investment securities	$—	$—	$407,973	$404,710	$1,471,760	$1,462,843	$2,780,552	$2,790,734	$4,660,285	$4,658,287

FHLB, FRB, and Other Stock

The Company’s equity securities primarily consist of FHLB and FRB stock, which are considered restricted securities and held as a condition of membership of the FHLB and the Board of Governors of the Federal Reserve System. These equity securities without readily determinable fair values are carried at cost less impairment. At December 31, 2021, the Company had $17.3 million in FHLB stock, $74.5 million in FRB stock, and $25.7 million in other stock, all carried at cost. During the year ended December 31, 2021, FHLB did not repurchase any of the Company’s excess FHLB stock through its stock repurchase program. During the year ended December 31, 2020 and 2019, FHLB had repurchased $17.3 million and $18.3 million, respectively, of the Company’s excess FHLB stock through their stock repurchase program.

The Company evaluates its investments in FHLB, FRB, and other stock for impairment periodically, including their capital adequacy and overall financial condition. No impairment losses have been recorded through December 31, 2021.

Note 4 - Loans Held for Investment

The company’s loan portfolio is segmented according to loans that share similar attributes and risk characteristics.
Investor loans secured by real estate include CRE non-owner-occupied, multifamily, construction, and land, as well as SBA loans secured by real estate, which are loans collateralized by hotel/motel real property.

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

The following table presents the composition of the loan portfolio as of the dates indicated:

	December 31,
(Dollars in thousands)	2021	2020
Investor loans secured by real estate
CRE non-owner-occupied	$2,771,137	$2,675,085
Multifamily	5,891,934	5,171,356
Construction and land	277,640	321,993
SBA secured by real estate	46,917	57,331
Total investor loans secured by real estate	8,987,628	8,225,765
Business loans secured by real estate
CRE owner-occupied	2,251,014	2,114,050
Franchise real estate secured	380,381	347,932
SBA secured by real estate	69,184	79,595
Total business loans secured by real estate	2,700,579	2,541,577
Commercial loans
Commercial and industrial	2,103,112	1,768,834
Franchise non-real estate secured	392,576	444,797
SBA non-real estate secured	11,045	15,957
Total commercial loans	2,506,733	2,229,588
Retail loans
Single family residential	95,292	232,574
Consumer	5,665	6,929
Total retail loans	100,957	239,503
Gross loans held for investment (1)	14,295,897	13,236,433
Allowance for credit losses for loans held for investment	(197,752)	(268,018)
Loans held for investment, net	$14,098,145	$12,968,415

Total unfunded loan commitments	$2,507,911	$1,947,250
Loans held for sale, at lower of cost or fair value	$10,869	$601
____________________________________________________
(1) Includes net deferred origination fees of $3.5 million and $2.6 million, and unaccreted fair value net purchase discounts of $77.1 million and $113.8 million as of December 31, 2021 and December 31, 2020 respectively.

The Company originates SBA loans with the intent to sell the guaranteed portion of the loans prior to maturity and, therefore, designates them as held for sale. From time to time, the Company may purchase or sell other types of loans in order to manage concentrations, maximize interest income, change risk profiles, improve returns, and generate liquidity.

The Company participated in the SBA Paycheck Protection Program (“PPP”) under the CARES Act during the second quarter of 2020 and originated SBA PPP loans. At June 30, 2020, the Company’s SBA PPP loan balance was $1.13 billion. In July 2020, the Company concluded the sale of its entire SBA PPP loan portfolio with an aggregate amortized cost of $1.13 billion to a seasoned and experienced nonbank lender and servicer of SBA loans, resulting in improved balance sheet liquidity and a gain on sale of approximately of $18.9 million, net of net deferred origination fees and net purchase discounts.

Loans Serviced for Others and Loan Securitization

The Company generally retains the servicing rights of the guaranteed portion of SBA loans sold, for which the Company records servicing assets at fair value within its other assets category. Servicing assets are subsequently measured using the amortization method and amortized to noninterest income in proportion to and over the period of estimated net servicing income. At December 31, 2021 and 2020, the servicing assets totaled $3.8 million and $5.3 million, respectively, and were included in other assets on the Company’s consolidated statements of financial condition. Servicing assets are evaluated for impairment based upon the fair value of the servicing rights as compared to the carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. The fair value of retained servicing rights is generally evaluated at the loan level using a discounted cash flow analysis utilizing current market assumptions derived from the secondary market. Key modeling assumptions include interest rates, prepayment assumptions, discount rate, and servicing cost. At December 31, 2021, and 2020, the Company determined that no valuation allowance was necessary.

Opus entered into securitization sales on December 23, 2016 with the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The transaction involved the sale of $509.0 million in originated multifamily loans through a Freddie Mac-sponsored transaction. One class of Freddie Mac guaranteed structured pass-through certificates was issued and purchased entirely by Opus. In connection with the Opus acquisition, the Company's continuing involvement includes sub-servicing responsibilities, general representations and warranties, and reimbursement obligations. Servicing responsibilities on loan sales generally include obligations to collect and remit payments of principal and interest, provide foreclosure services, manage payments of taxes and insurance premiums, and otherwise administer the underlying loans. In connection with the securitization transaction, Freddie Mac was designated as the master servicer and appointed the Company to perform sub-servicing responsibilities, which generally include the servicing responsibilities described above with the exception of the servicing of foreclosed or defaulted loans. The overall management, servicing, and resolution of defaulted loans and foreclosed loans are separately designated to the special servicer, a third-party institution that is independent of the master servicer and the Company. The master servicer has the right to terminate the Company in its role as sub-servicer and direct such responsibilities accordingly.

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

To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse Freddie Mac for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date of December 23, 2016. The liability recorded for Company’s exposure to the reimbursement agreement with Freddie Mac was $338,000 and $448,000 as of December 31, 2021 and 2020, respectively.

Loans sold and serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of loans and participations serviced for others were $565.8 million and $686.0 million at December 31, 2021 and 2020, respectively. Included in those totals are multifamily loans transferred through securitization with Freddie Mac of $78.1 million and $99.4 million at December 31, 2021 and 2020, respectively, and SBA participations serviced for others totaling $365.6 million and $421.7 million at December 31, 2021 and 2020, respectively.

Concentration of Credit Risk

As of December 31, 2021, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located principally in California. The Company’s loan portfolio contains concentrations of credit in multifamily, CRE non-owner-occupied, CRE owner-occupied, and C&I business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and diversifies its loan portfolio through loan originations, purchases, and sales to meet approved concentration levels.

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus and likewise in excess of 15% of the Bank’s unimpaired capital plus surplus for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $848.1 million for secured loans and $508.8 million for unsecured loans at December 31, 2021. In order to manage concentration risk, the Bank maintains a house lending limit well below these statutory maximums. At December 31, 2021, the Bank’s largest aggregate outstanding balance of loans to one borrower was $188.5 million, primarily comprised of an asset-based line of credit.

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

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as of December 31, 2021:

	Term Loans by Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2021
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$708,560	$269,944	$393,097	$387,923	$218,388	$730,736	$9,353	$—	$2,718,001
Special mention	—	—	16,166	7,682	—	—	—	—	23,848
Substandard	—	—	25,777	—	—	2,998	513	—	29,288
Multifamily
Pass	2,260,708	952,127	1,199,505	444,904	479,029	554,067	286	—	5,890,626
Substandard	—	—	—	543	—	765	—	—	1,308
Construction and land
Pass	119,532	97,721	40,556	12,415	3,857	3,559	—	—	277,640
SBA secured by real estate
Pass	130	497	6,259	9,074	12,070	9,198	—	—	37,228
Special mention	—	—	—	957	—	544	—	—	1,501
Substandard	—	—	—	2,343	3,679	2,166	—	—	8,188
Total investor loans secured by real estate	$3,088,930	$1,320,289	$1,681,360	$865,841	$717,023	$1,304,033	$10,152	$—	$8,987,628
Business loans secured by real estate
CRE owner-occupied
Pass	$853,044	$273,469	$287,249	$161,636	$187,130	$464,271	$6,738	$292	$2,233,829
Substandard	—	—	2,553	6,074	2,966	5,592	—	—	17,185
Franchise real estate secured
Pass	156,381	36,335	55,091	40,047	56,288	34,878	1,361	—	380,381
SBA secured by real estate
Pass	6,379	2,364	7,331	9,125	10,734	24,627	—	—	60,560
Special mention	—	—	—	—	—	62	—	—	62
Substandard	—	—	—	2,062	2,690	3,810	—	—	8,562
Total loans secured by business real estate	$1,015,804	$312,168	$352,224	$218,944	$259,808	$533,240	$8,099	$292	$2,700,579
Commercial loans
Commercial and industrial
Pass	$425,683	$79,635	$200,234	$117,471	$123,345	$70,789	$1,032,053	$3,371	$2,052,581
Special mention	—	—	146	—	—	152	14,814	178	15,290
Substandard	1,772	—	14	2,683	863	1,150	27,684	1,075	35,241
Franchise non-real estate secured
Pass	163,865	23,943	85,206	45,061	23,672	31,163	—	—	372,910
Substandard	—	—	1,589	3,627	13,346	1,104	—	—	19,666
SBA non-real estate secured
Pass	474	564	1,292	666	2,806	2,148	—	—	7,950
Special mention	—	—	681	114	—	—	—	—	795
Substandard	—	—	76	339	685	547	653	—	2,300
Total commercial loans	$591,794	$104,142	$289,238	$169,961	$164,717	$107,053	$1,075,204	$4,624	$2,506,733

	Term Loans by Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2021
Retail loans
Single family residential
Pass	$313	$211	$—	$32	$2,008	$68,759	$23,920	—	$95,243
Substandard	—	—	—	—	—	49	—	—	49
Consumer loans
Pass	11	28	49	19	11	1,394	4,113	—	5,625
Substandard	—	—	5	—	—	35	—	—	40
Total retail loans	$324	$239	$54	$51	$2,019	$70,237	$28,033	$—	$100,957
Totals gross loans	$4,696,852	$1,736,838	$2,322,876	$1,254,797	$1,143,567	$2,014,563	$1,121,488	$4,916	$14,295,897

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as of December 31, 2020:

	Term Loans by Vintage
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2020
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$265,901	$541,994	$440,351	$287,580	$279,238	$791,477	$11,114	$—	$2,617,655
Special mention	—	—	6,669	437	2,516	29,738	—	—	39,360
Substandard	—	9,732	2,045	—	516	5,218	559	—	18,070
Multifamily
Pass	1,027,644	1,677,716	899,123	665,939	354,859	531,287	420	—	5,156,988
Special mention	—	1,758	2,630	—	8,649	—	—	—	13,037
Substandard	—	—	—	559	772	—	—	—	1,331
Construction and land
Pass	57,309	144,759	73,313	18,625	20,531	6,672	784	—	321,993
SBA secured by real estate
Pass	—	8,306	9,029	13,418	6,305	7,696	—	—	44,754
Special mention	496	1,032	1,159	1,000	373	306	—	—	4,366
Substandard	—	1,220	2,959	1,091	400	2,541	—	—	8,211
Total investor loans secured by real estate	$1,351,350	$2,386,517	$1,437,278	$988,649	$674,159	$1,374,935	$12,877	$—	$8,225,765

	Term Loans by Vintage
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2020
Business loans secured by real estate
CRE owner-occupied
Pass	$293,324	$409,758	$332,672	$327,475	$225,098	$469,704	$14,268	$246	$2,072,545
Special mention	2,190	15,917	3,802	—	4,153	201	—	—	26,263
Substandard	—	—	3,636	4,214	1,169	5,973	250	—	15,242
Franchise real estate secured
Pass	44,413	81,438	66,241	96,999	24,673	27,020	—	—	340,784
Special mention	878	1,650	2,652	—	—	—	—	—	5,180
Substandard	—	—	—	—	1,968	—	—	—	1,968
Doubtful and loss	—	—	—	—	—	—	—	—	—
SBA secured by real estate
Pass	3,253	7,637	12,608	16,058	8,488	23,624	—	—	71,668
Special mention	—	—	1,200	—	137	—	—	—	1,337
Substandard	—	—	184	1,987	1,376	3,043	—	—	6,590
Total loans secured by business real estate	$344,058	$516,400	$422,995	$446,733	$267,062	$529,565	$14,518	$246	$2,541,577
Commercial loans
Commercial and industrial
Pass	$127,082	$260,368	$159,001	$210,163	$51,800	$82,291	$801,752	$9,315	$1,701,772
Special mention	735	—	2,331	185	1,320	243	17,890	37	22,741
Substandard	—	3,310	2,737	610	1,333	2,446	32,858	1,027	44,321
Franchise non-real estate secured
Pass	27,607	164,025	94,494	46,174	40,829	27,745	1,361	502	402,737
Special mention	—	7,267	2,037	230	480	2,321	—	—	12,335
Substandard	—	6,690	3,706	18,425	700	204	—	—	29,725
SBA non-real estate secured
Pass	407	2,257	1,558	2,674	610	4,449	—	259	12,214
Special mention	—	—	—	1,574	—	—	—	—	1,574
Substandard	—	83	357	282	340	400	707	—	2,169
Total commercial loans	$155,831	$444,000	$266,221	$280,317	$97,412	$120,099	$854,568	$11,140	$2,229,588
Retail loans
Single family residential
Pass	$10,794	$7,714	$13,982	$14,039	$33,968	$124,248	$27,172	—	$231,917
Substandard	—	—	—	—	—	657	—	—	657
Consumer loans
Pass	52	112	37	25	2	3,145	3,508	—	6,881
Substandard	—	7	—	—	—	41	—	—	48
Total retail loans	$10,846	$7,833	$14,019	$14,064	$33,970	$128,091	$30,680	$—	$239,503
Totals gross loans	$1,862,085	$3,354,750	$2,140,513	$1,729,763	$1,072,603	$2,152,690	$912,643	$11,386	$13,236,433

The following tables stratify loans held for investment by delinquencies in the Company’s loan portfolio as of the periods indicated:

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+	Total
December 31, 2021
Investor loans secured by real estate
CRE non-owner-occupied	$2,760,882	$—	$—	$10,255	$2,771,137
Multifamily	5,890,704	1,230	—	—	5,891,934
Construction and land	277,640	—	—	—	277,640
SBA secured by real estate	46,580	—	—	337	46,917
Total investor loans secured by real estate	8,975,806	1,230	—	10,592	8,987,628
Business loans secured by real estate
CRE owner-occupied	2,246,062	—	—	4,952	2,251,014
Franchise real estate secured	380,381	—	—	—	380,381
SBA secured by real estate	68,743	—	—	441	69,184
Total business loans secured by real estate	2,695,186	—	—	5,393	2,700,579
Commercial loans
Commercial and industrial	2,101,558	92	—	1,462	2,103,112
Franchise non-real estate secured	392,576	—	—	—	392,576
SBA not secured by real estate	10,319	73	—	653	11,045
Total commercial loans	2,504,453	165	—	2,115	2,506,733
Retail loans
Single family residential	95,292	—	—	—	95,292
Consumer loans	5,665	—	—	—	5,665
Total retail loans	100,957	—	—	—	100,957
Totals	$14,276,402	$1,395	$—	$18,100	$14,295,897

December 31, 2020
Investor loans secured by real estate
CRE non-owner-occupied	$2,674,328	$—	$—	$757	$2,675,085
Multifamily	5,171,355	1	—	—	5,171,356
Construction and land	321,993	—	—	—	321,993
SBA secured by real estate	56,074	—	—	1,257	57,331
Total investor loans secured by real estate	8,223,750	1	—	2,014	8,225,765
Business loans secured by real estate
CRE owner-occupied	2,108,746	—	—	5,304	2,114,050
Franchise real estate secured	347,932	—	—	—	347,932
SBA secured by real estate	78,036	486	—	1,073	79,595
Total business loans secured by real estate	2,534,714	486	—	6,377	2,541,577
Commercial loans
Commercial and industrial	1,765,451	428	57	2,898	1,768,834
Franchise non-real estate secured	444,797	—	—	—	444,797
SBA not secured by real estate	14,912	338	—	707	15,957
Total commercial loans	2,225,160	766	57	3,605	2,229,588
Retail loans
Single family residential	232,559	15	—	—	232,574
Consumer loans	6,928	1	—	—	6,929
Total retail loans	239,487	16	—	—	239,503
Totals	$13,223,111	$1,269	$57	$11,996	$13,236,433

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

As of December 31, 2021, $31.3 million of loans were individually evaluated, and the ACL attributed to such loans was $1.5 million. At December 31, 2021, $12.4 million of individually evaluated loans were evaluated using a discounted cash flow approach, and $18.9 million of individually evaluated loans were evaluated based on the underlying value of the collateral. All individually evaluated loans were on nonaccrual status at December 31, 2021.

As of December 31, 2020, $29.2 million of loans were individually evaluated, and the ACL attributed to such loans was $126,000. At December 31, 2020, $15.2 million of the individually evaluated loans were evaluated using a discounted cash flow approach and $14.0 million were evaluated based on the underlying value of collateral. All individually evaluated loans were on nonaccrual status at December 31, 2020.

Troubled Debt Restructurings

We sometimes modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest-only payments, and, in limited cases, concessions to the outstanding loan balances. These loans are classified as TDRs. TDRs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition or cash flows. A workout plan between us and the borrower is designed to provide a bridge for borrower cash flow shortfalls in the near term. In most cases, the Company initially places TDRs on nonaccrual status, and they may be returned to accrual status when the loans are brought current, have performed in accordance with the restructured contractual terms for a period of at least six months, and the ultimate collectability of the total contractual restructured principal and interest are no longer in doubt. At December 31, 2021, the Company had $17.3 million TDR loans. During the year ended December 31, 2021, there were six loans totaling $17.3 million modified as TDRs, which were comprised of three CRE owner-occupied loans and one C&I loan totaling $5.2 million belonging to one borrower relationship with the terms modified due to bankruptcy, and two franchise non-real estate secured loans totaling $12.1 million belonging to another borrower relationship with the terms modified for payment deferral. During the year ended December 31, 2021, the three CRE owner-occupied loans and one C&I loan classified as TDRs were in payment default and all TDRs were on nonaccrual status as of December 31, 2021. At December 31, 2020, there were no loans classified as TDRs. During the year ended December 31, 2020, there were two loans modified as TDRs that experienced payment defaults after modifications within the previous 12 months, consisting of a C&I loan of $1.3 million and a franchise non-real estate secured loan of $344,000 that were charged off in 2020.

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

For COVID-19 related loan modifications in the form of payment deferrals, the delinquency status will not advance and loans that were accruing at the time that the relief is provided will generally not be placed on nonaccrual status during the deferral period. Interest income will continue to be recognized over the contractual life of the loan. However, the Company, through its credit portfolio management activities, continued to monitor facts and circumstances associated with the underlying credit quality of loans modified under the provisions of the CARES Act in an effort to identify any loans where the accrual of interest during the modification period is no longer appropriate. In such cases, the Company ceases the accrual of interest and all previously accrued and uncollected interest is promptly reversed against current period interest income. At December 31, 2021, there were no COVID-19 loan modifications within their modification period under Section 4013 of the CARES Act and no loans were in-process for potential modification. As of December 31, 2020, 52 loans with an aggregate amortized cost of $79.5 million, or 0.56% of total loans held for investment, remained under modification due to the COVID-19 pandemic hardship under the CARES Act.

Purchased Credit Deteriorated Loans
Following the adoption of ASC 326 on January 1, 2020, the Company analyzed acquired loans for more-than-insignificant deterioration in credit quality since their origination. Such loans are classified as purchased credit deteriorated loans. Please see Note 1 - Description of Business and Summary of Significant Accounting Policies for more information concerning the accounting for PCD loans. The Company had no such loans at the adoption of ASC 326 on January 1, 2020.

Acquired loans classified as PCD are recorded at an initial amortized cost, which is comprised of the purchase price of the loans (or initial fair value) and the initial ACL determined for the loans, which is added to the purchase price, as well as any resulting discount or premium related to factors other than credit. The Company accounts for interest income on PCD loans using the interest method, whereby any purchase discounts or premiums are accreted or amortized into interest income as an adjustment of the loan’s yield. Subsequent to acquisition, the ACL for PCD loans is measured in accordance with the Company’s ACL methodology. Please also see Note 5 - Allowance for Credit Losses for more information concerning the Company’s ACL methodology.

The following table reconciles the par value, or initial amortized cost, of PCD loans acquired in the Opus acquisition as of the date of the acquisition with the purchase price (or initial fair value of the loans):

	June 1, 2020
(Dollars in thousands)	Investor Loans Secured by Real Estate	Business Loans Secured by Real Estate	Commercial Loans	Retail Loans	Total
Par value (unpaid principal balance)	$704,441	$105,578	$80,184	$6,280	$896,483
Allowance for credit losses (1)	(13,786)	(4,083)	(25,635)	(381)	(43,885)
(Discount) premium related to factors other than credit	(8,696)	(2,512)	138	(294)	(11,364)
Purchase price (initial fair value)	$681,959	$98,983	$54,687	$5,605	$841,234
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

The Company typically does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest. However, when such loans are well secured and in the process of collection, the Company may continue with the accrual of interest. The Company had loans on nonaccrual status of $31.3 million and $29.2 million at December 31, 2021 and 2020, respectively. The Company did not record income from the receipt of cash payments related to nonaccruing loans during the years ended December 31, 2021, 2020, and 2019. The Company had no loans 90 days or more past due and still accruing at December 31, 2021 and 2020.

The following tables provide a summary of nonaccrual loans as of the dates indicated:

	Nonaccrual Loans (1)
(Dollars in thousands)	Collateral Dependent Loans	ACL	Non-Collateral Dependent Loans	ACL	Total Nonaccrual Loans	Nonaccrual Loans with No ACL
December 31, 2021
Investor loans secured by real estate
CRE non-owner-occupied	$10,255	$1,455	$—	$—	$10,255	$2,640
SBA secured by real estate	937	—	—	—	937	937
Total investor loans secured by real estate	11,192	1,455	—	—	11,192	3,577
Business loans secured by real estate
CRE owner-occupied	4,952	—	—	—	4,952	4,952
SBA secured by real estate	589	—	—	—	589	589
Total business loans secured by real estate	5,541	—	—	—	5,541	5,541
Commercial loans
Commercial and industrial	1,462	—	336	—	1,798	1,797
Franchise non-real estate secured	—	—	12,079	—	12,079	12,079
SBA non-real estate secured	653	—	—	—	653	653
Total commercial loans	2,115	—	12,415	—	14,530	14,529
Retail loans
Single family residential	10	—	—	—	10	10
Total retail loans	10	—	—	—	10	10
Totals nonaccrual loans	$18,858	$1,455	$12,415	$—	$31,273	$23,657

December 31, 2020
Investor loans secured by real estate
CRE non-owner-occupied	$2,792	$—	$—	$—	$2,792	$2,792
SBA secured by real estate	1,257	—	—	—	1,257	1,257
Total investor loans secured by real estate	4,049	—	—	—	4,049	4,049
Business loans secured by real estate
CRE owner-occupied	6,083	—	—	—	6,083	6,083
SBA secured by real estate	1,143	—	—	—	1,143	1,143
Total business loans secured by real estate	7,226	—	—	—	7,226	7,226
Commercial loans
Commercial and industrial	2,040	—	1,934	126	3,974	2,733
Franchise non-real estate secured	—	—	13,238	—	13,238	13,238
SBA non-real estate secured	707	—	—	—	707	707
Total commercial loans	2,747	—	15,172	126	17,919	16,678
Retail loans
Single family residential	15	—	—	—	15	15
Total retail loans	15	—	—	—	15	15
Totals nonaccrual loans	$14,037	$—	$15,172	$126	$29,209	$27,968
______________________________
(1) The ACL for nonaccrual loans is determined based on a discounted cash flow methodology unless the loan is considered collateral dependent. The ACL for collateral dependent loans is determined based on the estimated fair value of the underlying collateral.

Residential Real Estate Loans In Process of Foreclosure

The Company had no consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of December 31, 2021 and 2020.

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

The following tables summarize collateral dependent loans by collateral type as of the dates indicated:

	December 31, 2021
(Dollars in thousands)	Office Properties	Industrial Properties	Retail Properties	Land Properties	Hotel Properties	Residential Properties	Business Assets	Total
Investor loan secured by real estate
CRE non-owner-occupied	$—	$—	$513	$—	$9,742	$—	$—	$10,255
SBA secured by real estate	—	—	—	—	937	—	—	937
Total investor loans secured by real estate	—	—	513	—	10,679	—	—	11,192
Business loans secured by real estate
CRE owner-occupied	—	—	—	4,952	—	—	—	4,952
SBA secured by real estate	148	441	—	—	—	—	—	589
Total business loans secured by real estate	148	441	—	4,952	—	—	—	5,541
Commercial loans
Commercial and industrial	—	—	—	245	—	—	1,217	1,462
SBA non-real estate secured	—	—	—	—	—	—	653	653
Total commercial loans	—	—	—	245	—	—	1,870	2,115
Retail loans
Single family residential	—	—	—	—	—	10	—	10
Total retail loans	—	—	—	—	—	10	—	10
Totals collateral dependent loans	$148	$441	$513	$5,197	$10,679	$10	$1,870	$18,858

	December 31, 2020
(Dollars in thousands)	Office Properties	Industrial Properties	Retail Properties	Land Properties	Hotel Properties	Residential Properties	Business Assets	Total
Investor loan secured by real estate
CRE non-owner-occupied	$—	$—	$2,594	$—	$198	$—	$—	$2,792
SBA secured by real estate	—	—	—	—	1,257	—	—	1,257
Total investor loans secured by real estate	—	—	2,594	—	1,455	—	—	4,049
Business loans secured by real estate
CRE owner-occupied	—	779	—	5,304	—	—	—	6,083
SBA secured by real estate	288	757	—	—	—	98	—	1,143
Total business loans secured by real estate	288	1,536	—	5,304	—	98	—	7,226
Commercial loans
Commercial and industrial	—	—	—	—	—	—	2,040	2,040
SBA non-real estate secured	—	—	—	—	—	—	707	707
Total commercial loans	—	—	—	—	—	—	2,747	2,747
Retail loans
Single family residential	—	—	—	—	—	15	—	15
Total retail loans	—	—	—	—	—	15	—	15
Totals collateral dependent loans	$288	$1,536	$2,594	$5,304	$1,455	$113	$2,747	$14,037

Note 5 - Allowance for Credit Losses

Prior to the Company’s adoption of ASC 326 on January 1, 2020, the Company maintained an ALLL in accordance with ASC 310 and ASC 450 that represented an allowance for loan and lease losses for individually evaluated loans that were identified as impaired, as well as estimated probable incurred losses inherent in the remainder of the loan portfolio. The ALLL was prepared using the information provided by the Company’s credit review process, including internal risk grades for each loan, together with data from peer institutions and economic information gathered from published sources.

The loan portfolio was segmented into groups of loans with similar risk characteristics. Each segment possessing varying degrees of risk based on, among other things, the type of loan, the type of collateral and the sensitivity of the borrower or industry to changes in external factors such as economic conditions. An estimated loss rate calculated using the Company’s historical loss rates, adjusted for current portfolio trends, economic conditions, and other relevant internal and external factors, was applied to each loan in each segment of the loan portfolio.

The Company’s base ALLL factors were determined by management using the Bank’s annualized actual historical net charge-off data over a full credit cycle with an approximate average loss emergence period of 1 year to 1.6 years. Potential adjustments to those base factors were made for relevant internal and external factors. Those factors included:

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

For loans with risk grades of watch or worse, progressively higher estimated loss rates were applied based on migration analysis of risk grading and net charge-offs.

Effective January 1, 2020, the Company maintains an ACL for loans and unfunded loan commitments in accordance with ASC 326 - Financial Instruments - Credit Losses. ASC 326 requires the Company to recognize estimates for lifetime losses on loans and unfunded loan commitments at the time of origination or acquisition. The recognition of losses at origination or acquisition represents the Company’s best estimate of lifetime expected credit losses, given the facts and circumstances associated with a particular loan or group of loans with similar risk characteristics. Determining the ACL involves the use of significant management judgement and estimates, which are subject to change based on management’s ongoing assessment of the credit quality of the loan portfolio and changes in economic forecasts used in the model. The Company uses a discounted cash flow model when determining estimates for the ACL for commercial real estate loans and commercial loans, which comprise the majority of the loan portfolio, and uses a historical loss rate model for retail loans. The Company also utilizes proxy loan data in its ACL model where the Company’s own historical data is not sufficiently available.

The discounted cash flow model is applied on an instrument-by-instrument basis, and for loans with similar risk characteristics, to derive estimates for the lifetime ACL for each loan. The discounted cash flow methodology relies on several significant components essential to the development of estimates for future cash flows on loans and unfunded loan commitments. These components consist of: (i) the estimated probability of default (“PD”), (ii) the estimated loss given default (“LGD”), which represents the estimated severity of the loss when a loan is in default, (iii) estimates for prepayment activity on loans, and (iv) the estimated exposure to the Company at default (“EAD”). These components are also heavily influenced by changes in economic forecasts employed in the model over a reasonable and supportable period. The Company’s ACL methodology for unfunded loan commitments also includes assumptions concerning the probability an unfunded commitment will be drawn upon by the borrower. These assumptions are based on the Company’s historical experience.

The Company’s discounted cash flow ACL model for commercial real estate and commercial loans uses internally derived estimates for prepayments in determining the amount and timing of future contractual cash flows expected to be collected. The estimate of future cash flows also incorporates estimates for contractual amounts the Company believes may not be collected, which are based on assumptions for PD, LGD, and EAD. EAD is the estimated outstanding balance of the loan at the time of default. It is determined by the contractual payment schedule and expected payment profile of the loan, incorporating estimates for expected prepayments and future draws on revolving credit facilities. The Company discounts cash flows using the effective interest rate on the loan. The effective interest rate represents the contractual rate on the loan adjusted for any purchase premiums or discounts, and deferred fees and costs associated with an originated loan. The Company has made an accounting policy election to adjust the effective interest rate to take into consideration the effects of estimated prepayments. The ACL for loans is determined by measuring the amount by which a loan’s amortized cost exceeds its discounted cash flows expected to be collected. The ACL for credit facilities is determined by discounting estimates for cash flows not expected to be collected.

Probability of Default

The PD for investor loans secured by real estate is based largely on a model provided by a third party, using proxy loan information. The PDs generated by this model are reflective of current and expected economic conditions and conditions in the commercial real estate market, and how they are expected to impact loan level and property level attributes, and ultimately the likelihood of a default event occurring. This model incorporates assumptions for PD at a loan’s maturity. Significant loan and property level attributes include: loan-to-value ratios, debt service coverage, loan size, loan vintage, and property types.

The PD for business loans is based on an internally developed PD rating scale that assigns PDs based on the Company’s internal risk grade for loans. This internally developed PD rating scale is based on a combination of the Company’s own historical data and observed historical data from the Company’s peers, which consist of banks that management believes align with the Company’s business profile. As credit risk grades change for these loans, the PD assigned to them also changes. As with investor loans secured by real estate, the PD for business loans secured by real estate and commercial loans is also impacted by current and expected economic conditions.

The Company considers loans to be in default when they are 90 days or more past due and still accruing or placed on nonaccrual status.

Loss Given Default

LGDs for commercial real estate loans are derived from a third party, using proxy loan information, and are based on loan and property level characteristics for loans in the Company’s loan portfolio, such as: loan-to-value ratios, estimated time to resolution, property size, and current and estimated future market price changes for underlying collateral. The LGD is highly dependent upon estimated loan-to-value ratios, and incorporates estimates for the expense associated with managing the loan through to resolution. LGDs also incorporate an estimate for the loss severity associated with loans where the borrower fails to meet their debt obligation at maturity, such as through a balloon payment or the refinancing of the loan through another lender. External factors that have an impact on LGDs include: changes in the index for CRE pricing, GDP growth rate, unemployment rates, and the Moody’s Baa rating corporate debt interest rate spread. LGDs are applied to each loan in the commercial real estate portfolio, and in conjunction with the PD, produce estimates for net cash flows not expected to be collected over the estimated term of the loan.

LGDs for commercial loans are also derived from a third party that has a considerable database of credit related information specific to the financial services industry and the type of loans within this segment, and is used to generate annual default information for commercial loans. These proxy LGDs are dependent upon data inputs such as: credit quality, borrower industry, region, borrower size, and debt seniority. LGDs are then applied to each loan in the commercial segment, and in conjunction with the PD, produce estimates for net cash flows not expected to be collected over the estimated term of the loan.

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

Economic Forecasts

GAAP requires the Company to develop reasonable and supportable forecasts of future conditions, and estimate how those forecasts are expected to impact a borrower’s ability to satisfy their obligation to the Bank and the ultimate collectability of future cash flows over the life of a loan. The Company uses economic scenarios from an independent third-party, Moody’s Analytics. These scenarios are based on past events, current conditions, and the likelihood of future events occurring. These scenarios typically are comprised of: (1) a base-case scenario, (2) an upside scenario, representing slightly better economic conditions than currently experienced and, (3) a downside scenario, representing recessionary conditions. Management periodically evaluates economic forecast scenarios and may decide that a particular economic scenario or a combination of probability-weighted economic scenarios should be used in the Company’s ACL model. The economic scenarios chosen for the model, the extent to which more than one scenario is used, and the weights that are assigned to them, are based on the Company’s estimate of the probability of each scenario occurring, which is based in part on analysis performed by an independent third-party. Economic scenarios chosen, as well as the assumptions within those scenarios, and whether to use a probability-weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events such as the ongoing COVID-19 pandemic. The Company recognizes the non-linearity of credit losses relative to economic performance and thus the Company believes consideration of and, if appropriate under the circumstances, use of multiple probability-weighted economic scenarios is appropriate in estimating credit losses over the forecast period. This approach is based on certain assumptions. The first assumption is that no single forecast of the economy, however detailed or complex, is completely accurate over a reasonable forecast time-frame, and is subject to revisions over time. By considering multiple scenario outcomes and assigning reasonable probability weightings to them, some of the uncertainty associated with a single scenario approach, the Company believes, is mitigated.

As of December 31, 2021, the Company’s ACL model used three probability-weighted forecast scenarios representing a base-case scenario, an upside scenario, and a downside scenario. The weightings assigned to each scenario were as follows: the base-case scenario, or most likely scenario, was assigned a weighting of 40%, while the upside and downside scenarios were each assigned weightings of 30%. These economic scenarios include the current and estimated future impact associated with the ongoing COVID-19 pandemic. The Company evaluated the weightings of each economic scenario in the current period with the assistance of Moody's Analytics, and determined the current weightings of 40% for the base-case scenario, and 30% for each of the upside and downside scenarios appropriately reflect the likelihood of outcomes for each scenario given the current economic environment. The use of three probability-weighted scenarios at December 31, 2021 is consistent with the approach used in the Company’s ACL model at December 31, 2020.

The Company, with the assistance of Moody’s Analytics, currently forecasts PDs and LGDs based on economic scenarios over a two-year period, which we believe is a reasonable and supportable period. Beyond this point, PDs and LGDs revert to historical long-term averages. The Company has reflected this reversion over a period of three years in each of its economic scenarios used to generate the overall probability-weighted forecast. Changes in economic forecasts impact the PD, LGD, and EAD for each loan, and therefore influence the amount of future cash flows from each loan the Company does not expect to collect.

The Company derives the economic forecasts it uses in its ACL model from Moody's Analytics that has a large team of economists, database managers, and operational engineers with a history of producing monthly economic forecasts. The forecasts produced by this third-party have been widely used by banks, credit unions, government agencies, and real estate developers. These economic forecasts cover all states and metropolitan areas in the Unites States, and reflect changes in economic variables such as: GDP growth, interest rates, employment rates, changes in wages, retail sales, industrial production, metrics associated with the single-family and multifamily housing markets, vacancy rates, changes in equity market prices, and energy markets.

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

As of December 31, 2021, the Company’s ACL model incorporated the following assumptions for key economic variables in the base-case, upside, and downside scenarios:

Base-case Scenario:

•U.S. unemployment declines to 3.5% through the end of 2022 and holds relatively constant at approximately 3.5% throughout 2023.
•U.S. real GDP decelerates throughout 2022 from approximately 5.4% to approximately 2.7% by the end of 2022. U.S. real GDP growth decelerate from 3.1% from the beginning of 2023 to 2.9% towards the end of 2023.
•CRE index growth accelerates in 2022 from 0.4% at the beginning of the year to approximately 11% by the end of 2022. Growth in the CRE index then decelerates from approximately 9% to 8% in 2023.

Upside Scenario:

•U.S. unemployment rate declines to 3% through the end of 2022 and holds relatively constant at approximately 3% throughout 2023.
•U.S. real GDP decelerates throughout 2022 from approximately 9.3% to approximately 4.4% by the end of 2022. U.S. real GDP experiences growth within a range of 1.2% to 1.9% throughout 2023.
•CRE index growth accelerates in 2022 from 1.9% at the beginning of the year to approximately 15% by the end of 2022. Growth in the CRE index then decelerates from approximately 12% to 8% in 2023.

Downside Scenario:

•U.S. unemployment rate increases to 8.7% through the end of 2022 and declines moderately to approximately 7.1% by the end of 2023.
•U.S. real GDP experiences decelerating declines in the first three quarters of 2022, from -4.0% to -1.9% before returning to growth of 0.3% in the fourth quarter of 2022. U.S. real GDP experiences accelerating growth throughout 2023 of approximately 1.0% to 4.5%.
•CRE index experiences accelerating declines through the third quarter of 2022 of -3.5% to -19.5%. The CRE index then experiences decelerating declines through the second quarter of 2023 from approximately -11% to -4%. The CRE index returns to growth in the second half of 2023.

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

As of December 31, 2021, qualitative adjustments included in the ACL totaled $4.0 million. These adjustments primarily relate to continued uncertainty concerning the strength of the economic recovery and how it may impact certain classes of loans in the loan portfolio. Management determined through additional review that the uneven recovery as well as labor shortages, continued supply chain disruptions and inflationary pressures may not be fully reflected in the quantitative component of the ACL for the SBA real estate secured, construction, and franchise classes of the loan portfolio and as such a qualitative adjustment has been assigned. Management reviews the need for and appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.

The following tables provide the allocation of the ACL for loans held for investment as well as the activity in the ACL attributed to various segments in the loan portfolio as of, and for the periods indicated:

	For the Year Ended December 31, 2021
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner-occupied	$49,176	$(154)	$78	$(11,720)	$37,380
Multifamily	62,534	—	—	(7,325)	55,209
Construction and land	12,435	—	—	(7,224)	5,211
SBA secured by real estate	5,159	(424)	3	(1,537)	3,201
Business loans secured by real estate
CRE owner-occupied	50,517	—	56	(20,998)	29,575
Franchise real estate secured	11,451	—	—	(3,466)	7,985
SBA secured by real estate	6,567	(98)	130	(1,733)	4,866
Commercial loans
Commercial and industrial	46,964	(5,384)	4,720	(8,164)	38,136
Franchise non-real estate secured	20,525	(2,554)	405	(3,292)	15,084
SBA non-real estate secured	995	—	21	(451)	565
Retail loans
Single family residential	1,204	—	3	(952)	255
Consumer loans	491	(2)	3	(207)	285
Totals	$268,018	$(8,616)	$5,419	$(67,069)	$197,752

	For the Year Ended December 31, 2020
(Dollars in thousands)	Beginning ACL Balance (1)	Adoption of ASC 326	Initial ACL Recorded for PCD Loans	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner-occupied	$1,899	$8,423	$3,025	$(839)	$44	$36,624	$49,176
Multifamily	729	9,174	8,710	—	—	43,921	62,534
Construction and land	4,484	(124)	2,051	(539)	—	6,563	12,435
SBA secured by real estate	1,915	(1,401)	—	(705)	34	5,316	5,159
Business loans secured by real estate
CRE owner-occupied	2,781	20,166	3,766	(1,739)	59	25,484	50,517
Franchise real estate secured	592	5,199	—	(932)	—	6,592	11,451
SBA secured by real estate	2,119	2,207	235	(338)	147	2,197	6,567
Commercial loans
Commercial and industrial	13,857	87	2,325	(6,891)	1,818	35,768	46,964
Franchise non-real estate secured	5,816	9,214	—	(6,731)	866	11,360	20,525
SBA non-real estate secured	445	218	924	(899)	14	293	995
Retail loans
Single family residential	655	541	206	(106)	2	(94)	1,204
Consumer loans	406	1,982	—	(139)	4	(1,762)	491
Totals	$35,698	$55,686	$21,242	$(19,858)	$2,988	$172,262	$268,018
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

The decrease in the ACL for loans held for investment during the year ended December 31, 2021 of $70.3 million is reflective of a $67.1 million provision recapture and net charge-offs of $3.2 million. The provision recapture for the year ended December 31, 2021 is reflective of improved economic forecasts used in the Company’s ACL model, including a more favorable outlook for real estate prices and commercial vacancy rates. A favorable asset quality profile of the loan portfolio also contributed to the provision recapture and was partially offset by increases in loans held for investment during 2021.

For the year ended December 31, 2020, the ACL for loans held for investment increased $232.3 million. The increase in the ACL was attributable to $172.3 million in provisions for credit losses, the establishment of $21.2 million in net ACL for PCD loans acquired in the Opus acquisition, and a $55.7 million adjustment to the ACL associated with the Company’s January 1, 2020 adoption of ASC 326, which was recorded through a cumulative effect adjustment to retained earnings. These increases were partially offset by net charge-offs of $16.9 million recorded during 2020. The provision for credit losses in 2020 is inclusive of $75.9 million related to the initial ACL required for the acquisition of non-PCD loans in the Opus acquisition. Under ASC 326, the Company is required to record an ACL for estimates of lifetime credit losses on non-PCD loans through a charge to provision for credit losses at the time of acquisition. However, the initial ACL for PCD loans is established through an adjustment to the loan’s purchase price (or initial fair value). Excluding the impact of the Opus acquisition, the provision for credit losses was $96.4 million for the year ended December 31, 2020 which was reflective of unfavorable economic forecasts in the Company’s ACL model, driven by the onset of the COVID-19 pandemic during 2020.

The following tables present PD bands for commercial real estate and commercial loan segments of the loan portfolio as of the dates indicated.

	Commercial Real Estate Term Loans by Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2021
Investor loans secured by real estate
CRE non-owner-occupied
0% - 5.00%	$654,823	$233,718	$375,691	$392,892	$193,762	$682,357	$4,022	$—	$2,537,265
>5.00% - 10.00%	37,931	22,965	9,174	2,713	23,559	23,707	5,331	—	125,380
Greater than 10%	15,806	13,261	50,175	—	1,067	27,670	513	—	108,492
Multifamily
0% - 5.00%	2,242,420	929,964	1,174,859	442,410	470,107	548,156	286	—	5,808,202
>5.00% - 10.00%	13,226	7,393	24,646	1,807	8,922	6,676	—	—	62,670
Greater than 10%	5,062	14,770	—	1,230	—	—	—	—	21,062
Construction and Land
0% - 5.00%	110,545	81,029	23,030	8,321	3,857	3,559	—	—	230,341
>5.00% - 10.00%	5,500	14,264	9,931	4,094	—	—	—	—	33,789
Greater than 10%	3,487	2,428	7,595	—	—	—	—	—	13,510
SBA secured by real estate
0% - 5.00%	130	497	6,259	12,374	15,149	11,572	—	—	45,981
>5.00% - 10.00%	—	—	—	—	—	—	—	—	—
Greater than 10%	—	—	—	—	600	336	—	—	936
Total investor loans secured by real estate	$3,088,930	$1,320,289	$1,681,360	$865,841	$717,023	$1,304,033	$10,152	$—	$8,987,628

	Commercial Real Estate Term Loans by Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2021
Business loans secured by real estate
CRE owner-occupied
0% - 5.00%	$853,044	$273,469	$287,249	$161,635	$187,130	$456,170	$6,738	$292	$2,225,727
>5.00% - 10.00%	—	—	—	—	—	8,101	—	—	8,101
Greater than 10%	—	—	2,553	6,075	2,966	5,592	—	—	17,186
Franchise real estate secured
0% - 5.00%	154,009	36,335	55,091	37,559	53,519	33,635	1,361	—	371,509
>5.00% - 10.00%	843	—	—	2,488	2,769	1,243	—	—	7,343
Greater than 10%	1,529	—	—	—	—	—	—	—	1,529
SBA secured by real estate
0% - 5.00%	6,379	2,364	6,040	8,986	8,718	16,947	—	—	49,434
>5.00% - 10.00%	—	—	1,291	139	2,006	7,681	—	—	11,117
Greater than 10%	—	—	—	2,062	2,700	3,871	—	—	8,633
Total business loans secured by real estate	$1,015,804	$312,168	$352,224	$218,944	$259,808	$533,240	$8,099	$292	$2,700,579
Commercial loans
Commercial and industrial
0% - 5.00%	$417,780	$77,755	$192,478	$114,593	$120,869	$67,194	$680,662	$3,380	$1,674,711
>5.00% - 10.00%	8,349	1,880	7,757	2,878	2,476	3,595	375,829	341	403,105
Greater than 10%	1,326	—	159	2,683	863	1,302	18,060	903	25,296
Franchise non-real estate secured
0% - 5.00%	155,064	18,370	64,503	39,389	21,483	21,524	—	—	320,333
>5.00% - 10.00%	8,801	5,573	20,703	5,672	2,189	8,840	—	—	51,778
Greater than 10%	—	—	1,589	3,627	13,346	1,903	—	—	20,465
SBA not secured by real estate
0% - 5.00%	474	564	1,088	370	732	1,636	—	—	4,864
>5.00% - 10.00%	—	—	205	410	2,074	512	—	—	3,201
Greater than 10%	—	—	756	339	685	547	653	—	2,980
Total commercial loans	$591,794	$104,142	$289,238	$169,961	$164,717	$107,053	$1,075,204	$4,624	$2,506,733

	Commercial Real Estate Term Loans by Vintage
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2020
Investor loans secured by real estate
CRE non-owner-occupied
0% - 5.00%	$261,885	$491,522	$431,791	$266,942	$254,527	$763,101	$11,114	$—	$2,480,882
>5.00% - 10.00%	4,016	34,360	5,794	10,558	16,961	33,734	—	—	105,423
Greater than 10%	—	25,844	11,480	10,517	10,782	29,598	559	—	88,780
Multifamily
0% - 5.00%	950,089	1,610,011	878,233	634,268	349,549	516,452	—	—	4,938,602
>5.00% - 10.00%	38,892	59,500	12,181	19,751	10,917	13,606	—	—	154,847
Greater than 10%	38,663	9,963	11,339	12,479	3,814	1,229	420	—	77,907
Construction and Land
0% - 5.00%	55,785	40,860	4,604	11,238	—	6,412	784	—	119,683
>5.00% - 10.00%	1,123	41,046	9,197	3,601	—	260	—	—	55,227
Greater than 10%	401	62,853	59,512	3,786	20,531	—	—	—	147,083
SBA secured by real estate
0% - 5.00%	496	10,400	12,558	14,497	7,078	10,032	—	—	55,061
>5.00% - 10.00%	—	—	—	1,012	—	—	—	—	1,012
Greater than 10%	—	158	589	—	—	511	—	—	1,258
Total investor loans secured by real estate	$1,351,350	$2,386,517	$1,437,278	$988,649	$674,159	$1,374,935	$12,877	$—	$8,225,765
Business loans secured by real estate
CRE owner-occupied
0% - 5.00%	$286,745	$367,269	$274,512	$295,809	$202,282	$422,614	$10,393	$246	$1,859,870
>5.00% - 10.00%	8,769	42,310	60,222	28,421	23,875	44,855	3,875	—	212,327
Greater than 10%	—	16,096	5,376	7,459	4,263	8,409	250	—	41,853
Franchise real estate secured
0% - 5.00%	37,262	79,926	65,619	96,672	19,046	22,927	—	—	321,452
>5.00% - 10.00%	7,587	1,650	3,274	327	5,627	4,093	—	—	22,558
Greater than 10%	442	1,512	—	—	1,968	—	—	—	3,922
SBA secured by real estate
0% - 5.00%	3,253	7,637	11,840	15,069	5,707	18,742	—	—	62,248
>5.00% - 10.00%	—	—	768	989	2,780	4,882	—	—	9,419
Greater than 10%	—	—	1,384	1,987	1,514	3,043	—	—	7,928
Total business loans secured by real estate	$344,058	$516,400	$422,995	$446,733	$267,062	$529,565	$14,518	$246	$2,541,577
Commercial loans
Commercial and industrial
0% - 5.00%	$70,233	$205,395	$99,178	$193,046	$36,957	$62,682	$394,124	$5,051	$1,066,666
>5.00% - 10.00%	49,883	50,743	35,813	13,427	12,922	13,948	322,123	2,469	501,328
Greater than 10%	7,701	7,540	29,078	4,485	4,574	8,350	136,253	2,859	200,840
Franchise non-real estate secured
0% - 5.00%	21,409	145,392	88,171	38,010	21,956	23,479	—	502	338,919
>5.00% - 10.00%	6,198	15,754	5,454	8,164	18,415	3,626	—	—	57,611
Greater than 10%	—	16,836	6,612	18,655	1,638	3,165	1,361	—	48,267
SBA not secured by real estate
0% - 5.00%	407	2,257	910	1,078	441	2,782	—	—	7,875
>5.00% - 10.00%	—	—	648	1,596	169	1,652	—	259	4,324
Greater than 10%	—	83	357	1,856	340	415	707	—	3,758
Total commercial loans	$155,831	$444,000	$266,221	$280,317	$97,412	$120,099	$854,568	$11,140	$2,229,588

A significant driver in the ACL for loans in the investor real estate secured and business real estate secured segments is the loan-to-value ratio (“LTV”). The following tables summarize the amortized cost of loans in these segments by current estimated LTV and by year of origination as of the dates indicated:

	Term Loans by Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2021
Investor loans secured by real estate
CRE non-owner-occupied
55% and below	$366,617	$141,752	$184,553	$171,879	$130,679	$533,990	$9,866	$—	$1,539,336
>55-65%	277,092	91,539	155,908	86,933	79,043	172,713	—	—	863,228
>65-75%	64,619	36,653	58,350	131,975	5,662	25,446	—	—	322,705
Greater than 75%	232	—	36,229	4,818	3,004	1,585	—	—	45,868
Multifamily
55% and below	397,562	226,129	285,520	181,826	197,276	279,880	286	—	1,568,479
>55-65%	932,115	416,712	510,840	219,710	185,773	198,802	—	—	2,463,952
>65-75%	906,910	306,272	391,686	41,174	94,142	67,964	—	—	1,808,148
Greater than 75%	24,121	3,014	11,459	2,737	1,838	8,186	—	—	51,355
Construction and land
55% and below	116,575	95,293	26,501	4,172	3,857	3,559	—	—	249,957
>55-65%	2,957	2,428	5,095	6,650	—	—	—	—	17,130
>65-75%	—	—	8,960	1,593	—	—	—	—	10,553
Greater than 75%	—	—	—	—	—	—	—	—	—
SBA secured by real estate
55% and below	—	—	—	632	693	2,159	—	—	3,484
>55-65%	—	—	2,399	1,950	1,903	3,595	—	—	9,847
>65-75%	130	—	2,767	3,630	4,444	4,346	—	—	15,317
Greater than 75%	—	497	1,093	6,162	8,709	1,808	—	—	18,269
Total investor loans secured by real estate	$3,088,930	$1,320,289	$1,681,360	$865,841	$717,023	$1,304,033	$10,152	$—	$8,987,628
Business loan secured by real estate
CRE owner-occupied
55% and below	$400,857	$95,504	$107,766	$87,779	$134,184	$347,926	$6,738	$292	$1,181,046
>55-65%	214,798	67,639	60,192	32,283	35,513	80,347	—	—	490,772
>65-75%	188,022	78,589	112,217	41,874	12,241	25,460	—	—	458,403
Greater than 75%	49,367	31,737	9,627	5,774	8,158	16,130	—	—	120,793
Franchise real estate secured
55% and below	32,189	16,889	8,954	12,469	9,163	14,552	1,361	—	95,577
>55-65%	47,521	3,603	10,270	7,442	4,749	9,349	—	—	82,934
>65-75%	39,409	13,991	32,743	11,289	29,641	9,768	—	—	136,841
Greater than 75%	37,262	1,852	3,124	8,847	12,735	1,209	—	—	65,029
SBA secured by real estate
55% and below	4,333	590	1,821	1,123	4,512	14,850	—	—	27,229
>55-65%	452	555	199	954	1,524	8,497	—	—	12,181
>65-75%	1,082	328	3,478	5,208	4,853	2,793	—	—	17,742
Greater than 75%	512	891	1,833	3,902	2,535	2,359	—	—	12,032
Total business loans secured by real estate	$1,015,804	$312,168	$352,224	$218,944	$259,808	$533,240	$8,099	$292	$2,700,579

	Term Loans by Vintage
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2020
Investor loans secured by real estate
CRE non-owner-occupied
55% and below	$138,007	$229,272	$182,385	$136,355	$189,848	$588,230	$11,114	$—	$1,475,211
>55-65%	101,434	217,210	92,015	130,024	78,470	204,161	559	—	823,873
>65-75%	26,460	102,494	169,878	18,876	13,952	29,506	—	—	361,166
Greater than 75%	—	2,750	4,787	2,762	—	4,536	—	—	14,835
Multifamily
55% and below	218,833	345,519	294,464	233,997	84,530	269,906	—	—	1,447,249
>55-65%	381,737	731,408	381,282	215,170	152,066	189,151	420	—	2,051,234
>65-75%	427,074	583,078	215,389	215,452	127,684	66,457	—	—	1,635,134
Greater than 75%	—	19,469	10,618	1,879	—	5,773	—	—	37,739
Construction and land
55% and below	57,309	105,308	36,068	18,625	20,531	6,672	784	—	245,297
>55-65%	—	36,113	23,770	—	—	—	—	—	59,883
>65-75%	—	3,338	13,475	—	—	—	—	—	16,813
Greater than 75%	—	—	—	—	—	—	—	—	—
SBA secured by real estate
55% and below	—	2,066	649	673	317	778	—	—	4,483
>55-65%	—	2,427	1,639	4,008	879	4,354	—	—	13,307
>65-75%	—	3,897	3,882	3,482	4,519	1,884	—	—	17,664
Greater than 75%	496	2,168	6,977	7,346	1,363	3,527	—	—	21,877
Total investor loans secured by real estate	$1,351,350	$2,386,517	$1,437,278	$988,649	$674,159	$1,374,935	$12,877	$—	$8,225,765
Business loan secured by real estate
CRE owner-occupied
55% and below	$96,803	$160,605	$157,868	$179,791	$131,795	$328,188	$14,518	$246	$1,069,814
>55-65%	72,044	91,028	98,176	94,712	65,120	90,548	—	—	511,628
>65-75%	71,692	152,920	79,106	43,832	31,303	31,493	—	—	410,346
Greater than 75%	54,975	21,122	4,960	13,354	2,202	25,649	—	—	122,262
Franchise real estate secured
55% and below	20,801	10,470	13,864	20,956	9,189	16,213	—	—	91,493
>55-65%	2,689	9,955	16,001	19,102	6,855	2,333	—	—	56,935
>65-75%	19,349	51,719	23,258	9,153	10,597	7,236	—	—	121,312
Greater than 75%	2,452	10,944	15,770	47,788	—	1,238	—	—	78,192
SBA secured by real estate
55% and below	1,825	1,626	5,332	5,495	3,615	13,582	—	—	31,475
>55-65%	246	513	1,795	1,094	3,586	5,448	—	—	12,682
>65-75%	264	3,142	1,515	3,968	1,586	4,043	—	—	14,518
Greater than 75%	918	2,356	5,350	7,488	1,214	3,594	—	—	20,920
Total business loans secured by real estate	$344,058	$516,400	$422,995	$446,733	$267,062	$529,565	$14,518	$246	$2,541,577

The following tables present FICO bands for the retail segment of the loan portfolio as of the dates indicated:

	Term Loans by Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2021
Retail loans
Single family residential
Greater than 740	$313	$211	$—	$—	$1,446	$40,605	$17,553	$—	$60,128
>680 - 740	—	—	—	32	103	7,602	5,579	—	13,316
>580 - 680	—	—	—	—	450	6,989	756	—	8,195
Less than 580	—	—	—	—	9	13,612	32	—	13,653
Consumer loans
Greater than 740	7	28	32	19	9	944	2,196	—	3,235
>680 - 740	4	—	17	—	2	431	1,859	—	2,313
>580 - 680	—	—	5	—	—	54	42	—	101
Less than 580	—	—	—	—	—	—	16	—	16
Total retail loans	$324	$239	$54	$51	$2,019	$70,237	$28,033	$—	$100,957

December 31, 2020
Retail loans
Single family residential
Greater than 740	$10,794	$6,531	$12,679	$8,846	$28,222	$81,838	$19,588	$—	$168,498
>680 - 740	—	1,183	1,303	4,732	2,614	15,624	6,685	—	32,141
>580 - 680	—	—	—	461	3,132	7,473	864	—	11,930
Less than 580	—	—	—	—	—	19,970	35	—	20,005
Consumer loans
Greater than 740	52	69	31	22	1	2,609	2,198	—	4,982
>680 - 740	—	35	6	3	—	469	1,227	—	1,740
>580 - 680	—	15	—	—	1	95	56	—	167
Less than 580	—	—	—	—	—	13	27	—	40
Total retail loans	$10,846	$7,833	$14,019	$14,064	$33,970	$128,091	$30,680	$—	$239,503

Allowance for Credit Losses for Off-Balance Sheet Commitments

The Company maintains an allowance for credit losses for off-balance sheet commitments related to unfunded loans and lines of credit, which is included in other liabilities of the consolidated statements of financial position. Upon the Company’s adoption of ASC 326 on January 1, 2020, the Company applies an expected credit loss estimation methodology for off-balance sheet commitments. This methodology is largely commensurate with the methodology applied to each respective segment of the loan portfolio in determining the ACL for loans held for investment. The loss estimation process includes assumptions for the probability that a loan will fund, as well as the expected amount of funding. These assumptions are based on the Company’s own historical internal loan data.

The allowance for off-balance sheet commitments was $27.3 million at December 31, 2021 and $31.1 million at December 31, 2020. The change in the allowance for off-balance sheet commitments in 2021 is attributed to a provision recapture for off-balance sheet commitments of $3.8 million, which was related primarily to improving economic conditions and forecasts reflected in the Company’s ACL model, partially offset by increases in unfunded loan commitments during 2021.

The allowance for off-balance sheet commitments increased $27.8 million during the year ended December 31, 2020. The increase is attributed to several factors, including: (i) an $8.3 million increase in the first quarter of 2020 attributed to the Company’s adoption of ASC 326, (ii) an $8.6 million provision for credit losses in the second quarter of 2020 related to the required initial ACL on off-balance sheet loan commitments that the Company was required to establish at the time of the acquisition of Opus, and (iii) an $11.0 million in provision for credit losses during 2020 related primarily to the deterioration in economic forecasts used in the Company’s ACL model.

Note 6 - Premises and Equipment

The Company’s premises and equipment consisted of the following at December 31:

(Dollars in thousands)	2021	2020
Land	$16,090	$16,090
Premises	19,773	20,371
Leasehold improvements	39,776	36,634
Furniture, fixtures, and equipment	49,733	48,723
Automobiles	143	185
Software	1,512	—
Total	127,027	122,003
Less: accumulated depreciation	55,119	43,119
Premises and equipment, net	$71,908	$78,884

Depreciation expense for premises and equipment was $16.0 million for 2021, $13.3 million for 2020, and $9.8 million for 2019.

Note 7 - Goodwill and Other Intangible Assets

At December 31, 2021, the Company had goodwill of $901.3 million. In June 2020, the Company acquired Opus, which resulted in the recognition of approximately $93.0 million in goodwill assets including post-acquisition measurement period purchase accounting adjustments totaling $146,000. These adjustments largely relate to the finalization of the short-year Opus tax returns within one year after the closing date of the acquisition, and resulted from additional information becoming available or finalized during that period about facts or circumstances that existed as of the acquisition date. During the year ended December 31, 2021 the Company recorded adjustments associated with the acquisition of Opus resulting in an increase to goodwill in the amount of $2.7 million. Adjustments to goodwill associated with the acquisition of Opus resulted in a decrease of $2.6 million to goodwill during the year ended December 31, 2020. The Company’s analysis of the fair value of assets acquired and liabilities assumed in the Opus acquisition was finalized during the second quarter of 2021.

The following table presents changes in the carrying value of goodwill for the years ended December 31:

(Dollars in thousands)	2021	2020
Balance, beginning of year	$898,569	$808,322
Goodwill acquired during the year	—	92,844
Purchase accounting adjustments	2,743	(2,597)
Balance, end of year	$901,312	$898,569
Accumulated impairment losses at end of year	$—	$—

The Company’s policy is to assess goodwill for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe the value of goodwill may be impaired. The Company performed a qualitative assessment of goodwill in accordance with ASC 350-20, Intangibles - Goodwill and Other - Goodwill during the fourth quarter of 2021, and determined goodwill was not impaired.

During the fourth quarter of 2020, and in accordance with ASC 350-20, the Company made an unconditional election to forego a qualitative assessment of goodwill and proceed directly to the quantitative assessment of goodwill. The Company’s quantitative assessment of goodwill in the fourth quarter of 2020 consisted of a market approach as well as a discounted cash flow approach, both of which were given equal weighting in the analysis. The results of that analysis indicated the estimated fair value of the Company exceeded its carrying value and that the value of goodwill assets could be supported and there was no goodwill impairment as of December 31, 2020. The Company made the unconditional election to proceed directly to a quantitative assessment of goodwill in 2020 largely due to the volatility experienced in the Company’s stock price and weakened economic conditions stemming from the onset of the COVID-19 pandemic.

At December 31, 2021, the Company had other intangible assets of $69.6 million, consisting of $66.9 million in core deposit intangibles and $2.7 million in customer relationship intangibles. The Company had no additions to other intangible assets during 2021. At December 31, 2020, the Company had other intangible assets of $85.5 million, consisting of $82.5 million in core deposit intangibles and $3.0 million in customer relationship intangibles. The Company had $19.3 million of additions to other intangible assets during 2020, consisting of $16.1 million of core deposit intangible assets and $3.2 million of customer relationship intangibles, both the result of the Opus acquisition. The following table summarizes the changes in the balances of core deposit and customer relationship intangible assets, and the related accumulated amortization for the years ended December 31:

(Dollars in thousands)	2021	2020	2019
Gross balance of intangible assets:
Balance, beginning of year	$145,212	$125,945	$125,945
Additions due to acquisitions	—	19,267	—
Balance, end of year	145,212	145,212	125,945
Accumulated amortization:
Balance, beginning of year	(59,705)	(42,633)	(25,389)
Amortization	(15,936)	(17,072)	(17,244)
Balance, end of year	(75,641)	(59,705)	(42,633)
Net intangible assets, end of year	$69,571	$85,507	$83,312

The Company amortizes the core deposit and customer relationship intangibles based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of customer relationship intangibles, typically ranging from six to eleven years. The estimated aggregate amortization expense related to our core deposit and customer relationship intangible assets for each of the next five years succeeding December 31, 2021, in order from the present, is $14.0 million, $12.3 million, $11.1 million, $10.0 million, and $8.9 million. The Company’s core deposit and customer relationship intangibles are evaluated annually for impairment or more frequently if events and circumstances lead management to believe their value may not be recoverable. Factors that may ultimately attribute to impairment include customer attrition and run-off. As of December 31, 2021, the Company is unaware of any events and/or circumstances that would indicate a possible impairment in the values of core deposit intangible assets and customer relationship intangible assets.

Note 8 - Bank Owned Life Insurance

At December 31, 2021 and 2020, the Company had investments in BOLI of $449.4 million and $292.6 million, respectively. The increase from the prior year was a result of $150.0 million purchase of additional BOLI policies. The Company recorded noninterest income associated with the BOLI policies of $11.3 million, $7.2 million, and $3.5 million for the years ending December 31, 2021, 2020, and 2019, respectively.

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

Note 9 - Investments in Qualified Affordable Housing Partnerships

The Company invests in certain affordable housing projects in the form of ownership interests in limited partnerships or limited liability companies that qualify for CRA credit and generate low-income housing tax credits (“LIHTC”) and other tax benefits for the Company.

The Company records its investments in qualified affordable housing partnerships using either the proportional amortization method, if certain criteria are met, or the cost method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits that are allocated to the Company over the period of the investment. The net benefits of these investments, which are comprised of tax credits and operating loss tax benefits, net of investment amortization, are recognized in the income statement as a component of income tax expense. At December 31, 2021 and 2020 the carrying value of these investments was $84.0 million and $86.8 million, respectively. For certain of the Company’s investments in qualified affordable housing partnerships that do not qualify for the application of the proportional amortization method, the Company applies the cost method. Under the cost method, the Company amortizes the initial cost of the investment as noninterest expense equally over the expected time period in which tax credits and other tax benefits will be received. Tax credits and other tax benefits on these investments are recognized as a component of income tax expense. At December 31, 2021 and 2020 the carrying value of these investments was $2.0 million and $3.0 million, respectively.

The Company’s net investment in qualified affordable housing projects that generate LIHTC and other tax benefits at December 31, 2021 and 2020 was $86.0 million and $89.8 million, respectively, and is recorded in other assets in the consolidated statement of financial condition. The total unfunded commitments related to the investments in qualified affordable housing partnerships totaled $17.2 million and $18.1 million at December 31, 2021 and 2020, respectively, and were recorded in accrued expenses and other liabilities.

As of December 31, 2021, the Company’s unfunded affordable housing partnerships commitments were estimated to be paid as follows:

(Dollars in thousands)	Amount
Year Ending December 31,
2022	$3,871
2023	7,707
2024	2,999
2025	266
2026	350
Thereafter	2,036
Total unfunded commitments	$17,229

The following table presents tax credits and other tax benefits generated by operating losses from qualified affordable housing projects as well as amortization expense associated with these investments for the years ended December 31, 2021, 2020, and 2019.

(Dollars in thousands)	2021	2020	2019
Tax credit and other tax benefits recognized	$15,037	$11,435	$6,506
Amortization of investments	13,660	9,674	5,527

There were no impairment losses related to LIHTC investments for the years ended December 31, 2021, 2020, and 2019.

Note 10 – Variable Interest Entities

The Company is involved with VIEs through its loan securitization activities, affordable housing investments that qualify for the low-income housing tax credit, and trust subsidiaries, which have issued trust preferred securities. The Company has determined that its interests in these entities meet the definition of variable interests.

As of December 31, 2021 and December 31, 2020, the Company determined it was not the primary beneficiary of the VIEs and did not consolidate its interests in VIEs. The following table provides a summary of the carrying amount of assets and liabilities in the Company’s consolidated statements of financial condition and maximum loss exposures as of December 31, 2021 and December 31, 2020 that relate to variable interests in non-consolidated VIEs.

	December 31, 2021			December 31, 2020
(Dollars in thousands)	Maximum Loss	Assets	Liabilities	Maximum Loss	Assets	Liabilities
Multifamily loan securitization:
Investment securities (1)	$81,103	$81,103	$—	$100,927	$100,927	$—
Reimbursement obligation (2)	50,901	—	338	50,901	—	448
Affordable housing partnership:
Other investments (3)	68,765	85,994	—	71,681	89,759	—
Unfunded equity commitments (2)	—	—	17,229	—	—	18,078
Total	$200,769	$167,097	$17,567	$223,509	$190,686	$18,526
______________________________
(1) Included in investment securities available-for-sale on the consolidated statement of financial condition.
(2) Included in accrued expenses and other liabilities on the consolidated statement of financial condition.
(3) Included in other assets on the consolidated statement of financial condition.
.
Multifamily loan securitization

With respect to the securitization transaction with Freddie Mac discussed in Note 4 - Loans Held for Investment, the Company’s variable interests reside with the purchase of the underlying Freddie Mac-issued guaranteed, structured pass-through certificates that were held as investment securities available-for-sale at fair value as of December 31, 2021. Additionally, the Company has variable interests through a reimbursement agreement executed by Freddie Mac that obligates the Company to reimburse Freddie Mac for any defaulted contractual principal and interest payments identified after the ultimate resolution of the defaulted loans. Such reimbursement obligations are not to exceed 10% of the original principal amount of the loans comprising the securitization pool.

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

We believe that our maximum exposure to loss as a result of our involvement with the VIE associated with the securitization is the carrying value of the investment securities issued by Freddie Mac and purchased by the Company. Additionally, our maximum exposure to loss under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $50.9 million. Based upon our analysis of quantitative and qualitative data over the underlying loans included in the securitization pool, as of December 31, 2021 and December 31, 2020, our reserve for estimated losses with respect to the reimbursement obligation was $338,000 and $448,000, respectively.

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

The Company’s maximum exposure to loss, exclusive of any potential realization of tax credits, is equal to the commitments invested, adjusted for amortization. The amount of unfunded commitments was included in the investments recognized as assets with a corresponding liability. The table above summarizes the amount of tax credit investments held as assets, the amount of unfunded commitments held as liabilities, and the maximum exposure to loss as of December 31, 2021 and December 31, 2020, respectively.

Trust preferred securities

The Company accounts for its investments in its wholly owned special purpose entities, Heritage Oaks Capital Trust II and Santa Lucia Bancorp (CA) Capital Trust, acquired through bank acquisitions, under the equity method whereby the subsidiary’s net earnings are recognized in the Company’s consolidated statements of income and the investment in these entities is included in other assets in the Company’s consolidated statements of financial condition. The Corporation is not allowed to consolidate the capital trusts as they have been formed for the sole purpose of issuing trust preferred securities, from which the proceeds were invested in the Company’s junior subordinated debt securities and reflected in our consolidated statements of financial condition as subordinated debentures with the corresponding interest distributions reflected as interest expense in the consolidated statements of income. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debt, and qualified as Tier 2 capital. In July 2021, the Company redeemed $5.2 million junior subordinated debt securities associated with Heritage Oaks Capital Trust II and $5.2 million junior subordinated debt securities associated with Santa Lucia Bancorp (CA) Capital Trust. Subsequent to the redemptions, Heritage Oaks Capital Trust II and Santa Lucia Bancorp (CA) Capital Trust were dissolved. See Note 13 - Subordinated Debentures for additional information.

Note 11 - Deposit Accounts

Deposit accounts and weighted average interest rates paid consisted of the following at December 31:

	2021		2020
(Dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Noninterest-bearing checking	$6,757,259	—%	$6,011,106	—%
Interest-bearing checking	3,493,331	0.02	2,913,260	0.06
Money market	5,387,168	0.07	5,302,073	0.23
Savings	419,558	0.02	360,896	0.09
Certificates of deposit accounts
$250,000 or less	565,272	0.29	800,957	0.88
Greater than $250,000	493,001	0.19	825,885	0.88
Total certificates of deposit accounts	1,058,273	0.24%	1,626,842	0.88%
Total deposits	$17,115,589	0.04%	$16,214,177	0.18%

The aggregate annual maturities of certificates of deposit accounts at December 31, 2021 are as follows:

	2021
(Dollars in thousands)	Amount	Weighted Average Interest Rate
Within 3 months	$487,590	0.14%
4 to 6 months	281,440	0.39
7 to 12 months	214,639	0.19
13 to 24 months	58,101	0.45
25 to 36 months	8,813	0.90
37 to 60 months	7,685	0.60
Over 60 months	5	0.24
Total	$1,058,273	0.24%

Interest expense on deposit accounts for the years ended December 31 is summarized as follows:

(Dollars in thousands)	2021	2020	2019
Checking accounts	$1,270	$3,295	$2,340
Money market accounts	6,824	19,903	28,279
Savings	251	393	382
Certificates of deposit accounts	3,472	10,745	27,296
Total	$11,817	$34,336	$58,297

Accrued interest on deposits, which is included in accrued expenses and other liabilities, was $86,000 at December 31, 2021 and $507,000 at December 31, 2020.

Note 12 - Federal Home Loan Bank Advances and Other Borrowings

As of December 31, 2021, the Company has a line of credit with the FHLB that provides for advances totaling up to 40% of the Company’s assets, equating to a credit line of $8.40 billion, of which $5.50 billion was available for borrowing. The amount available for borrowing was based on collateral pledged by real estate loans with an aggregate balance of $8.74 billion.

At December 31, 2021, the Company had $550.0 million in overnight FHLB advances, compared to $31.0 million in term advances at December 31, 2020. The overnight advances have an interest rates rate of 0.20%.

The following table summarizes activities in advances from the FHLB for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Average balance outstanding	$24,886	$139,190
Weighted average rate	0.39%	1.10%
Maximum amount outstanding at any month-end during the year	$550,000	$521,017
Balance outstanding at end of year	$550,000	$31,000
Weighted average interest rate at year-end	0.20%	1.53%

At December 31, 2021, the Bank had unsecured lines of credit with seven correspondent banks for a total amount of $330.0 million and access through the Federal Reserve discount window to borrow $20.4 million secured by investment securities. At December 31, 2021 and December 31, 2020, the Company had no outstanding balances against these lines.

The Company maintains additional sources of liquidity at the Corporation level. The Corporation renewed the line of credit of $15.0 million with U.S. Bank matured in September 2021, extended the maturity date to September 27, 2022, and increased the aggregate principal amount to $25.0 million. At December 31, 2021, the Corporation had $8.0 million short-term borrowing outstanding compared to no outstanding balances against this line at December 31, 2020.

The following table summarizes activities in other borrowings for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Average balance outstanding	$61	$251
Weighted average rate	0.34%	0.16%
Maximum amount outstanding at any month-end during the year	$8,000	$5,000
Balance outstanding at end of year	$8,000	$—
Weighted average interest rate at year-end	2.15%	—%

Note 13 - Subordinated Debentures

As of December 31, 2021, the Company had three subordinated notes with an aggregate carrying value of $330.6 million and a weighted interest rate of 5.33%, compared to $501.5 million with a weighted interest rate of 5.38% at December 31, 2020. The decrease of $170.9 million is primarily due to the redemption of $170.4 million in subordinated debentures.

In August 2014, the Corporation issued $60.0 million in aggregate principal amount of 5.75% Subordinated Notes Due 2024 (the “Notes I”) in a private placement transaction to institutional accredited investors (the “Private Placement”). The Notes I bear interest at an annual fixed rate of 5.75%, with the first interest payment on the Notes made on March 3, 2015, and interest payable semiannually each March 3 and September 3 through September 3, 2024. At December 31, 2021, the carrying value of the Notes was $59.7 million, net of unamortized debt issuance costs of $329,000. The Notes can only be redeemed, in whole or in part, prior to the maturity date if the notes do not constitute Tier 2 Capital (for purposes of capital adequacy guidelines of the Board of Governors of the Federal Reserve). Principal and interest are due upon early redemption. As of December 31, 2021, 40% of the Notes I qualify as Tier 2 Capital as the remaining maturity is less than four years pursuant to regulatory capital rule.

In May 2019, the Corporation issued $125.0 million in aggregate principal amount of 4.875% Fixed-to-Floating Rate Subordinated Notes due May 15, 2029 (the “Notes II”), at a public offering price equal to 100% of the aggregate principal amount of the Notes II. The Corporation may redeem the Notes II on or after May 15, 2024. From and including the issue date, but excluding May 15, 2024, the Notes II will bear interest at an initial fixed rate of 4.875% per annum, payable semi-annually. From and including May 15, 2024, but excluding the maturity date or the date of earlier redemption, the Notes II will bear interest at a floating rate equal to the then-current three-month LIBOR plus a spread of 2.50% per annum, payable quarterly in arrears. Principal and interest are due upon early redemption at any time, including prior to May 15, 2024 at our option, in whole but not in part, under the occurrence of special events defined within the trust indenture. At December 31, 2021, the Notes II qualify as Tier 2 Capital. At December 31, 2021, the carrying value of the Notes II was $123.1 million, net of unamortized debt issuance cost of $1.9 million.

In June 2020, the Corporation issued $150.0 million aggregate principal amount of its 5.375% fixed-to-floating rate subordinated notes due 2030 (the “Notes III”) at a public offering price equal to 100% of the aggregate principal amount of the Notes III. The Corporation may redeem the Notes III on or after June 14, 2025. Interest on the Notes III accrue at a rate equal to 5.375% per annum from and including June 15, 2020 to, but excluding, June 15, 2025, payable semiannually in arrears. From and including June 15, 2025 to, but excluding, June 15, 2030 or the earlier redemption date, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR, plus a spread of 517 basis points, payable quarterly in arrears. Principal and interest are due upon early redemption at any time, including prior to June 15, 2025 at our option, in whole but not in part, under the occurrence of special events defined within the trust indenture. At December 31, 2021, the Notes III qualified as Tier 2 capital. At December 31, 2021, the carrying value of the Notes III was $147.8 million, net of unamortized debt issuance cost of $2.2 million.

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

In connection with the Private Placement, the Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade ratings of BBB+ and BBB for the Corporation’s senior unsecured debt and subordinated debt, respectively, and a deposit rating of A- for the Bank. The Company’s and Bank’s ratings were reaffirmed in June 2021 by KBRA.

For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital. The redemption of subordinated notes totaling $25.0 million during the second quarter of 2021 reduced the Company’s Tier 2 capital by approximately $20.0 million. The redemption of subordinated notes and trust preferred securities totaling $145.4 million during the third quarter of 2021 reduced the Company’s Tier 2 capital by approximately $146.0 million. Following these redemptions, the regulatory total capital ratios of the Company and the Bank continued to exceed regulatory minimums, inclusive of the fully phased-in capital conservation buffer.

The following table summarizes our outstanding subordinated debentures as of December 31:

				2021	2020
(Dollars in thousands)	Stated Maturity	Current Interest Rate	Current Principal Balance	Carrying Value
Subordinated notes
Subordinated notes due 2024, 5.75% per annum	September 3, 2024	5.75%	$60,000	$59,671	$59,552
Subordinated notes due 2029, 4.875% per annum until May 15, 2024, 3-month LIBOR +4.9% thereafter	May 15, 2029	4.875%	125,000	123,132	122,877
Subordinated notes due 2030, 5.375% per annum until June 15, 2025, 3-month SOFR +5.17% thereafter	June 15, 2030	5.375%	150,000	147,764	147,501
Subordinated notes due 2025, 7.125% per annum	June 26, 2025	—%	—	—	25,109
Subordinated notes due 2026, 5.5% per annum until June 30 2021, 3-month LIBOR +4.285% thereafter	July 1, 2026	—%	—	—	138,371
Total subordinated notes			335,000	330,567	493,410
Subordinated debt
Heritage Oaks Capital Trust II (junior subordinated debt), 3-month LIBOR+1.72%	January 1, 2037	—%	—	—	4,121
Santa Lucia Bancorp (CA) Capital Trust (junior subordinated debt), 3-month LIBOR+1.48%	July 7, 2036	—%	—	—	3,980
Total subordinated debt			—	—	8,101
Total subordinated debentures			$335,000	$330,567	$501,511

The following table summarizes activities for our subordinated debentures for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Average balance outstanding	$410,067	$377,037
Weighted average rate	5.47%	5.48%
Maximum amount outstanding at any month-end during the year	$501,647	$501,511
Balance outstanding at end of year	$330,567	$501,511
Weighted average interest rate at year-end	5.33%	5.38%

Note 14 - Income Taxes

The following presents the components of income tax expense for the years ended December 31:

(Dollars in thousands)	2021	2020	2019
Current income tax provision:
Federal	$59,333	$32,129	$34,124
State	32,794	22,743	16,415
Total current income tax provision	92,127	54,872	50,539
Deferred income tax provision (benefit):
Federal	18,753	(26,554)	4,645
State	10,054	(16,068)	2,851
Total deferred income tax provision (benefit)	28,807	(42,622)	7,496
Total income tax provision	$120,934	$12,250	$58,035

A reconciliation from statutory federal income taxes, which are based on a statutory rate of 21% for 2021, 2020, and 2019, to the Company’s total effective income tax provisions for the years ended December 31 is as follows:

(Dollars in thousands)	2021	2020	2019
Statutory federal income tax provision	$96,773	$15,246	$45,729
State taxes, net of federal income tax effect	34,001	4,757	15,764
Cash surrender life insurance	(1,890)	(1,163)	(565)
Tax-exempt interest	(6,803)	(4,073)	(1,503)
Non-deductible merger costs	—	703	—
LIHTC investments	(2,716)	(2,259)	(1,570)
Stock-based compensation shortfall (windfall)	(1,356)	407	(728)
Effect of the CARES Act	—	(2,636)	—
Section 162(m) of the Internal Revenue Code	2,015	968	530
Other	910	300	378
Total income tax provision	$120,934	$12,250	$58,035

On March 27, 2020, the U.S. government enacted the CARES Act, which among other things, provided taxpayers the ability to carry back net operating loss (“NOL”) incurred in 2018, 2019, or 2020 to each of the five tax years preceding the tax year of such loss. The Company is permitted to carryback 2018 NOL of an acquired entity, Grandpoint, to its prior tax years, which have income tax rates ranging from 34% to 35%. As a result, the Company recorded an income tax benefit of $2.6 million attributable to the Grandpoint NOL carryback during the year ended December 31, 2020.

Deferred tax assets (liabilities) were comprised of the following temporary differences between the financial statement carrying amounts and the tax basis of assets at December 31:

(Dollars in thousands)	2021	2020
Deferred tax assets:
Accrued expenses	$3,681	$1,307
Net operating loss	5,681	6,614
Allowance for credit losses, net of bad debt charge-offs	64,628	85,700
Deferred compensation	3,338	3,489
State taxes	6,834	4,395
Loan net discounts	21,980	32,484
Stock-based compensation	4,030	4,618
Operating lease liabilities	20,708	24,463
Unrealized loss on available-for-sale securities	3,156	—
Federal and state credit carryovers	2,242	3,750
Other	—	1,782
Total deferred tax assets	136,278	168,602
Deferred tax liabilities:
Operating lease right-of-use assets	$(18,272)	$(21,756)
Deferred FDIC gain	(69)	(108)
Core deposit intangibles	(17,676)	(21,828)
Loan origination costs	(7,547)	(5,176)
Depreciation	(4,897)	(6,551)
Unrealized gain on available-for-sale securities	—	(24,127)
Other	(473)	—
Total deferred tax liabilities	(48,934)	(79,546)
Valuation allowance	—	—
Net deferred tax assets	$87,344	$89,056

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and the tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of December 31, 2021 and December 31, 2020.

Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to use any net unrealized built in losses and other tax attributes, such as net operating loss and tax credit carryforwards, when it undergoes a 50% ownership change over a designated testing period. The Company has a Section 382 limited net operating loss carry-forward of approximately $24.7 million for federal income tax purposes, which is scheduled to expire at various dates from 2026 to 2032. The Company also has a Section 382 limited net operating loss carry forward of approximately $6.6 million for California franchise tax purposes, which is scheduled to expire at various dates from 2029 to 2033 with the carryover period extension from California Assembly Bill 85 (“A.B. 85”) and Senate Bill 113 (“S.B. 113”). On June 29, 2020, A.B. 85 was signed into law, and among other changes, A.B. 85 suspends the use of the California NOL for the 2020, 2021, and 2022 tax years. On February 9, 2022, S.B. 113 was signed into law, and among other changes, S.B. 113 reinstates the California NOL deductions for tax years beginning in 2022, in effect shortening the suspension period from A.B. 85 by one year for NOL deductions. For NOL incurred in tax years before 2020 for which a deduction is denied, the carryover period is extended by two years. In addition, the Company has a Section 382 limited tax credit carryforward of $1.8 million, which is scheduled to expire by 2040. The Company is expected to fully utilize the federal and California net operating loss carryforward before it expires with the application of the Section 382 annual limitation.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income and franchise tax in multiple state jurisdictions. The statute of limitations related to the consolidated Federal income tax returns is closed for all tax years up to and including 2017. The expirations of the statutes of limitations related to the various state income and franchise tax returns vary by state. The Company is currently not under examination in any taxing jurisdiction.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows:

(Dollars in thousands)	2021	2020
Balance at January 1,	$255	$2,906
Increases based on tax positions related to prior years	1,437	233
Decreases related to settlements with taxing authorities	(233)	—
Decreases related to lapse of statute of limitation	(22)	(2,884)
Balance at December 31,	$1,437	$255

The total amount of unrecognized tax benefits was $1.4 million and $255,000 at December 31, 2021 and 2020, respectively, and is primarily comprised of unrecognized tax benefits related to the Opus acquisition in 2020. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $563,000 and $184,000 at December 31, 2021 and 2020, respectively. The Company does not believe that the unrecognized tax benefits will change significantly within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued for $31,000 and $22,000 of such interest at December 31, 2021 and 2020, respectively. No amounts for penalties were accrued at December 31, 2021 and 2020.

Note 15 - Off-Balance Sheet Arrangements, Commitments, and Contingencies

Commitments to Extend Credit

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing or purchase arrangements. If a borrower defaults on its commitments subject to any letter of credit issued under these arrangements, the Bank would be required to meet the borrower's financial obligation but would seek repayment of that financial obligation from the borrower. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the customer.

The following table presents a summary of the Company’s commitments to extend credit described below as of the dates indicated:

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020
Loan commitments to extend credit	$2,464,656	$1,908,479
Standby letters of credit	43,255	38,771
Total	$2,507,911	$1,947,250

The balance at December 31, 2021 is primarily composed of $1.94 billion of undisbursed commitments for C&I loans.

The Company maintains an allowance for credit losses for off-balance sheet commitments to provide for commitments associated with undisbursed loan funds and unused lines of credit. The allowance for credit losses for off-balance sheet commitments was $27.3 million and $31.1 million at December 31, 2021 and 2020, respectively. The change in the allowance for credit losses for off-balance sheet commitments during the year ended December 31, 2021 was reflective of improving economic conditions and forecasts in the Company's ACL model relative to the prior year end, partially offset by increases in unfunded loan commitments during 2021. See Note 5 - Allowance for Credit Losses for additional information.

Other Commitments

The Company has commitments to invest in qualified affordable housing partnerships that qualify for CRA credit and generate LIHTC and other tax benefits as discussed in Note 9 — Investments in Qualified Affordable Housing Partnerships. As of December 31, 2021 and 2020, LIHTC commitments totaled $17.2 million and $18.1 million, respectively.

Trust Custodial Asset Accounts

The Company’s Pacific Premier Trust division holds certain assets in custodial capacity on behalf of our trust customers, which are not included in our consolidated financial statement of condition. The total trust custodial assets under custody was approximately $18.11 billion and $15.89 billion at December 31, 2021 and 2020, respectively.

Legal Proceedings

The Company is not involved in any material pending legal proceedings, other than those occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the financial condition or results of operations of the Company.

Note 16 - Benefit Plans

401(k) Plan. The Bank maintains an Employee Savings Plan (the “401(k) Plan”) which qualifies under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute from 1% to 99% of their compensation, up to the dollar limit imposed by the IRS for tax purposes. In 2021, 2020, and 2019, the Bank matched 100% of contributions for the first three percent contributed and 50% on the next two percent contributed. Contributions made to the 401(k) Plan by the Bank amounted to $4.9 million for 2021, $4.1 million for 2020, and $2.9 million for 2019.

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

The Heritage Oaks Bancorp, Inc. 2005 Equity Based Compensation Plan, Pacific Premier Bancorp, Inc. 2012 Long-Term Incentive Plan, and the Heritage Oaks Bancorp, Inc. 2015 Equity Based Compensation Plan are collectively the “Plans.”

Stock Options

As of December 31, 2021, there were 6,087 options outstanding on the 2005 Plan with zero available for future awards. As of December 31, 2021, there were 201,456 options outstanding on the 2012 Plan with 1,682,130 available for future awards. As of December 31, 2021, there were 5,534 options outstanding on the 2015 Plan with 657,167 available for future awards. Below is a summary of the stock option activity in the Plans for the year ended December 31, 2021:

	2021
(Dollars in thousands, except per share data)	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic value
Outstanding at January 1, 2021	309,315	$16.84
Granted	—	—
Exercised	(95,522)	17.24
Forfeited and expired	(716)	21.61
Outstanding at December 31, 2021	213,077	$16.64	2.91	$4,983
Vested and exercisable at December 31, 2021	213,077	$16.64	2.91	$4,983

The total intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019 was $2.4 million, $1.7 million, and $4.2 million, respectively.

There was no compensation expense related to stock options for the year ended December 31, 2021. The amount charged against compensation expense in relation to the stock options was $8,000 for 2020, and $132,000 for 2019. At December 31, 2021, there was no unrecognized compensation expense related to the options.

Restricted Stock Awards and Restricted Stock Units

Below is a summary of the activity for restricted stock and restricted stock units in the Plans for the year ended December 31, 2021:

	2021
	Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested at the beginning of the year	1,269,244	$26.35
Granted	536,940	45.47
Vested	(384,803)	32.48
Forfeited	(55,603)	34.44
Unvested at the end of the year	1,365,778	$31.81

Compensation expense for the years ended December 31, 2021, 2020, and 2019 related to the above restricted stock grants amounted to $13.3 million, $10.8 million, and $10.4 million, respectively. Restricted stock awards and restricted stock units are valued at the closing stock price on the date of grant and are expensed to stock- based compensation expense over the period for which the related service is performed. The total grant date fair value of awards was $24.4 million for 2021 awards. At December 31, 2021, unrecognized compensation expense related to restricted stock award and units is approximately $26.4 million, which is expected to be recognized over a weighted-average period of 3.07 years.

Other Plans

Salary Continuation Plan. The Bank implemented a non-qualified supplemental retirement plan in 2006 (the “Salary Continuation Plan”) for certain executive officers of the Bank. The Salary Continuation Plan is unfunded.

Deferred Compensation Plans. The Bank implemented a non-qualified supplemental retirement plan in 2006 (the “Supplemental Executive Retirement Plan” or “SERP”) for certain executive officers of the Bank. The Bank has acquired additional SERPs through the acquisitions of San Diego Trust Bank, Independence Bank, and Heritage Oaks Bancorp, Inc. The SERP is unfunded. The expense incurred for the SERP for each of the last three years ended December 31, 2021, 2020, and 2019 was $503,000, $511,000, and $674,000, respectively, resulting in a deferred compensation liability of $10.0 million and $10.4 million as of the years ended 2021 and 2020, respectively. In addition, with the acquisition of Plaza Bancorp, Inc., the Company acquired a deferred compensation plan that is unfunded and results in a deferred compensation liability in the amount of $1.7 million and $1.7 million as of the years ended December 31, 2021 and 2020, respectively.

With the acquisition of Opus Bank in June 2020, the Company inherited a terminated non-qualified deferred compensation plan originally funded through the purchase of bank-owned life insurance plans. Final distributions under this plan were made in January 2021. At December 31, 2020, the deferred compensation liability was $98,224.

The amounts expensed in 2021, 2020, and 2019 for salary continuation and deferred compensation plans amounted to $503,000, $511,000, and $674,000 respectively. As of December 31, 2021 and 2020, the total deferred compensation liabilities recorded in other liabilities on the consolidated statements of condition for these plans were $11.7 million and $12.2 million, respectively.

Note 17 - Fair Value of Financial Instruments

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

Equity warrant assets – The Company acquired equity warrant assets as a result of the acquisition of Opus. Opus received equity warrant assets through its lending activities as part of loan origination fees. The warrants provide the Bank the right to purchase a specific number of equity shares of the underlying company’s equity at a certain price before expiration and contain net settlement terms qualifying as derivatives under ASC Topic 815. The fair value of equity warrant assets is determined using a Black-Scholes option pricing model and are classified as Level 3 of the fair value hierarchy due to the extent of unobservable inputs. The key assumptions used in determining the fair value include the exercise price of the warrants, valuation of the underlying entity's outstanding stock, expected term, risk-free interest rate, marketability discount for private company warrants, and price volatility.

The following fair value hierarchy tables present information about the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	At December 31, 2021
	Fair Value Measurement Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Securities at Fair Value
Financial assets
Investment securities available-for-sale:
U.S. Treasury	$—	$57,866	$—	$57,866
Agency	—	432,135	—	432,135
Corporate	—	453,861	—	453,861
Municipal bonds	—	1,089,913	—	1,089,913
Collateralized mortgage obligation	—	676,643	—	676,643
Mortgage-backed securities	—	1,563,446	—	1,563,446
Total securities available-for-sale	$—	$4,273,864	$—	$4,273,864

Derivative assets:
Interest rate swaps	$—	$10,100	$—	$10,100
Equity warrants	—	—	1,889	1,889
Total derivative assets	$—	$10,100	$1,889	$11,989

Financial liabilities
Derivative liabilities	$—	$5,263	$—	$5,263

	At December 31, 2020
	Fair Value Measurement Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Securities at Fair Value
Financial assets
Investment securities available-for-sale:
U.S. Treasury	$—	$32,533	$—	$32,533
Agency	—	690,386	$—	690,386
Corporate	—	415,308	$—	415,308
Municipal bonds	—	1,446,019	—	1,446,019
Collateralized mortgage obligation	—	513,366	—	513,366
Mortgage-backed securities	—	833,503	—	833,503
Total securities available-for-sale	$—	$3,931,115	$—	$3,931,115

Derivative assets:
Interest rate swaps	$—	$12,053	$—	$12,053
Equity warrants	—	—	1,914	1,914
Total derivative assets	$—	$12,053	$1,914	$13,967

Financial liabilities
Derivative liabilities	$—	$12,066	$—	$12,066

The following table is a reconciliation of the fair value of the equity warrants that are classified as Level 3 and measured on a recurring basis as of:

(Dollars in thousands)	2021	2020
Beginning Balance	$1,914	$5,162
Change in fair value (1)	(25)	(41)
Sales	—	(3,207)
Ending balance	$1,889	$1,914
______________________________
(1) The changes in fair value are included in other income on the consolidated statement of income.

The following table presents quantitative information about level 3 of fair value measurements for assets measured at fair value on a recurring basis at December 31, 2021.

	December 31, 2021
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Equity warrants	$1,889	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount	30.00% 0.39% 6.00%	35.00% 0.97% 16.00%	31.14% 0.52% 13.61%

	December 31, 2020
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Equity warrants	$1,914	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount	30.00% 0.13% 6.00%	35.00% 0.36% 16.00%	31.19% 0.18% 13.51%

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Individually evaluated Loans – A loan is individually evaluated for expected credit losses when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement and it does not share similar risk characteristics with other loans. Individually evaluated loans are measured based on the fair value of the underlying collateral or the discounted expected future cash flows. Collateral generally consists of accounts receivable, inventory, fixed assets, real estate, and cash. The Company measures impairment on all nonaccrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost.

The fair value of individually evaluated collateral dependent loans were determined using Level 3 assumptions, and represents individually evaluated loan for which a specific reserve has been established or on which a write down has been taken. For real estate loans, generally, the Company obtains third party appraisals (or property valuations) and/or collateral audits in conjunction with internal analysis based on historical experience on its individually evaluated loans to determine fair value. In determining the net realizable value of the underlying collateral for individually evaluated loans, the Company will then discount the valuation to cover both market price fluctuations and selling costs, typically ranging from 7% to 10% of the collateral value, that the Company expected would be incurred in the event of foreclosure. In addition to the discounts taken, the Company’s calculation of net realizable value considered any other senior liens in place on the underlying collateral. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions and management’s expertise and knowledge of the client and client’s business.

At December 31, 2021, the Company’s individually evaluated collateral dependent loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisals available to management. The Company completed partial charge-offs on certain individually evaluated loans based on recent real estate or property appraisals and released the related reserves during the year ended December 31, 2021.

The following table presents our assets measured at fair value on a nonrecurring basis at December 31, 2021 and 2020.

	At December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets
Collateral dependent loans	$—	$—	$937	$937

	At December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets
Collateral dependent loans	$—	$—	$4,077	$4,077

The following table presents quantitative information about level 3 of fair value measurements for assets measured at fair value on a nonrecurring basis at December 31, 2021 and 2020.

	December 31, 2021
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Investor loans secured by real estate
SBA secured by real estate (1)	937	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
Total individually evaluated loans	$937

	December 31, 2020
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Investor loans secured by real estate
CRE non-owner-occupied	$198	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
SBA secured by real estate (1)	746	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
Business loans secured by real estate
SBA secured by real estate (2)	386	Fair value of collateral	Collateral discount and cost to sell	7.00%	10.00%	9.09%
Commercial loans
Commercial and industrial	2,040	Fair value of collateral	Collateral discount and cost to sell	7.00%	10.00%	9.06%
SBA non-real estate secured	707	Fair value of collateral	Collateral discount and cost to sell	7.00%	7.00%	7.00%
Total individually evaluated loans	$4,077
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.
(2) SBA loans that are collateralized by real property other than hotel/motel real property.

Fair Values of Financial Instruments

The fair value estimates presented herein are based on pertinent information available to management as of the dates indicated, representing an exit price.

	At December 31, 2021
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$304,703	$304,703	$—	$—	$304,703
Interest-bearing time deposits with financial institutions	2,216	2,216	—	—	2,216
Investments held-to-maturity	381,674	—	384,423	—	384,423
Investment securities available-for-sale	4,273,864	—	4,273,864	—	4,273,864
Loans held for sale	10,869	—	11,959	—	11,959
Loans held for investment, net	14,295,897	—	—	14,392,684	14,392,684
Derivative asset	11,989	—	10,100	1,889	11,989
Accrued interest receivable	65,728	65,728	—	—	65,728
Liabilities:
Deposit accounts	17,115,589	16,057,316	1,058,822	—	17,116,138
FHLB advances	550,000	—	550,093	—	550,093
Other borrowings	8,000	—	8,000	—	8,000
Subordinated debentures	330,567	—	350,359	—	350,359
Derivative liability	5,263	—	5,263	—	5,263
Accrued interest payable	2,366	2,366	—	—	2,366

	At December 31, 2020
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$880,766	$880,766	$—	$—	$880,766
Interest-bearing time deposits with financial institutions	2,845	2,845	—	—	2,845
Investments held-to-maturity	23,732	—	25,013	—	25,013
Investment securities available-for-sale	3,931,115	—	3,931,115	—	3,931,115
Loans held for sale	601	—	645	—	645
Loans held for investment, net	13,236,433	—	—	13,351,092	13,351,092
Derivative asset	13,967	—	12,053	1,914	13,967
Accrued interest receivable	74,574	74,574	—	—	74,574
Liabilities:
Deposit accounts	16,214,177	14,587,335	1,631,047	—	16,218,382
FHLB advances	31,000	—	31,564	—	31,564
Subordinated debentures	501,511	—	544,436	—	544,436
Derivative liability	12,066	—	12,066	—	12,066
Accrued interest payable	6,569	6,569	—	—	6,569

Note 18 - Earnings Per Share

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

The following tables set forth the Company’s earnings per share calculations for the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2021	2020	2019
Basic
Net income	$339,889	$60,351	$159,718
Less: dividends and undistributed earnings allocated to participating securities	(3,517)	(798)	(1,650)
Net income allocated to common stockholders	$336,372	$59,553	$158,068

Weighted average common shares outstanding	93,532,109	79,209,560	60,339,714
Basic earnings per common share	$3.60	$0.75	$2.62

Diluted
Net income allocated to common stockholders	$336,372	$59,553	$158,068

Weighted average common shares outstanding	93,532,109	79,209,560	60,339,714
Dilutive effect of share-based compensation	480,028	287,513	352,567
Dilutive effect of stock warrants	—	9,201	—
Weighted average diluted common shares	94,012,137	79,506,274	60,692,281
Diluted earnings per common share	$3.58	$0.75	$2.60

The impact of stock options, which are anti-dilutive are excluded from the computations of diluted earnings per share. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. There were no potential common shares that were anti-dilutive at December 31, 2021 and December 31, 2019. For the year ended December 31, 2020, there were 737 weighted average common shares that were anti-dilutive.

Note 19 - Derivative Instruments

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

Derivatives Designated as Hedging Instruments

Fair Value Hedges – The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. During the third and fourth quarter of 2021, the Company entered into $300.0 million and $900.0 million in notional amount, respectively, of pay-fixed and receive-floating interest rate swaps associated with certain fixed rate loans, primarily commercial real estate loans, to manage its exposure to changes in fair value on these instruments attributable to changes in the designated USD-SOFR-COMPOUND benchmark interest rate. These interest rate swaps are designated as fair value hedges using the last-of-layer method. As a result, the Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The fair value of fair value hedges are recorded as components of other assets and other liabilities in the Company’s consolidated statements of financial condition. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income in the Company’s consolidated statements of income. At December 31, 2021, interest rate swaps with an aggregate notional amount of $1.20 billion were designated as fair value hedges.

The following amounts were recorded on the consolidated statement of financial condition related to cumulative basis adjustment for fair value hedges as of the dates indicated:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Loans held for investment(1)	$1,194,702	$—	$(5,298)	$—
Total	$1,194,702	$—	$(5,298)	$—
______________________________
(1) These amounts were included in the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $3.61 billion; the cumulative basis adjustments associated with these hedging relationships was $5.3 million; and the amounts of the designated hedged items were $1.20 billion.

Derivatives Not Designated as Hedging Instruments

Interest Rate Swap Contracts – From time to time, the Company enters into interest rate swap agreements with certain borrowers to assist them in mitigating their interest rate risk exposure associated with the loans they have with the Company. At the same time, the Company enters into identical interest rate swap agreements with another financial institution to mitigate the Company’s interest rate risk exposure associated with the swap agreements it enters into with its borrowers. The Company had over-the-counter derivative instruments and centrally-cleared derivative instruments with matched terms. The fair value of these agreements are determined through a third party valuation model used by the Company’s counterparty bank, which uses observable market data such as interest rates, prices of Eurodollar future contracts and market swap rates. The fair values of these swaps are recorded as components of other assets and other liabilities in the Company’s consolidated balance sheet. Changes in the fair value of these swaps, which occur due to changes in interest rates, are recorded in the Company’s income statement as a component of noninterest income.

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

Equity Warrant Assets – The Company acquired equity warrant assets as a result of the acquisition of Opus. Opus received equity warrant assets through its lending activities, which were accounted for as loan origination fees. The warrants provide the Bank the right to purchase a specific number of equity shares of the underlying company’s equity at a certain price before expiration and contain net settlement terms qualifying as derivatives under ASC Topic 815. The Company no longer has loans associated with these borrowers. Changes in fair value are recognized as a component of noninterest income with a corresponding offset within other assets. The total fair value of the warrants held in private companies was $1.9 million in other assets as of December 31, 2021 and December 31, 2020. The two warrants expire on March 12, 2023 and July 28, 2025, respectively.

The following tables summarize the Company’s derivative instruments included in “other assets” and “other liabilities” in the consolidated statements of financial condition as of the dates indicated:

	December 31, 2021
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments designated as hedging instruments:
Fair value hedge - interest rate swap contracts	$1,100,000	$4,874	$100,000	$33
Total derivative designated as hedging instruments	1,100,000	4,874	100,000	33
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts	132,056	5,226	132,056	5,230
Equity warrants	—	1,889	—	—
Total derivative not designated as hedging instruments	132,056	7,115	132,056	5,230
Total derivatives	$1,232,056	$11,989	$232,056	$5,263

	December 31, 2020
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts	$145,181	$12,053	$145,181	$12,066
Equity warrants	—	1,914	—	—
Total derivative not designated as hedging instruments	$145,181	$13,967	$145,181	$12,066

The following table presents the effect of fair value hedge accounting on the consolidated statements of income:

		For the Year Ended December 31,
(Dollars in thousands)	Location of Gain (Loss) Recognized in Income on Derivative Instruments	2021
Gain (loss) on fair value hedging relationships:
Hedged items - loans	Interest Income	$(5,298)
Interest rate swap contracts	Interest Income	4,383

The following table summarizes the effect of the derivative financial instruments in the consolidated statements of income.

(Dollars in thousands)		For the Year Ended December 31,
Derivative Not Designated as Hedging Instruments:	Location of Gain Recognized in Income on Derivative Instruments	2021	2020	2019
Interest rate products	Other income	$9	$297	$—
Other contracts	Other income	—	197	—
Equity warrants	Other income	(24)	(42)	—
Total		$(15)	$452	$—

Note 20 - Balance Sheet Offsetting

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

Financial instruments that are eligible for offset in the consolidated statements of financial condition as of the periods indicated are presented in the table below:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(Dollars in thousands)	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral (2)	Net Amount
December 31, 2021
Derivative assets:
Interest rate swaps	$10,100	$—	$10,100	$—	$—	$10,100
Total	$10,100	$—	$10,100	$—	$—	$10,100

Financial liabilities:
Interest rate swaps	$5,263	$—	$5,263	$(4,377)	$(886)	$—
Total	$5,263	$—	$5,263	$(4,377)	$(886)	$—

December 31, 2020
Derivative assets:
Interest rate swaps	$12,053	$—	$12,053	$—	$—	$12,053
Total	$12,053	$—	$12,053	$—	$—	$12,053

Financial liabilities:
Interest rate swaps	$12,066	$—	$12,066	$(6,140)	$(5,926)	$—
Total	$12,066	$—	$12,066	$(6,140)	$(5,926)	$—

(1) Represents the fair value of securities pledged with counterparty bank.
(2) Represents cash collateral held with counterparty bank.

Note 21 - Revenue Recognition

The Company accounts for revenue from contracts with customers in accordance with ASC 606, which requires revenue that is derived from a contract with a customer to be recognized when the Company satisfies the related performance obligations by transferring to the customer a good or service. The majority of the Company’s contracts with customers associated with revenue streams that are within the scope of ASC 606 are considered short-term in nature, such as a deposit account agreement, which can be canceled at any time, or a service provided to a customer at a point in time. These revenue streams are included in noninterest income.

The Company’s principal source of revenue is interest income on loans, investment securities, and other interest earning assets, all of which are not within the scope of ASC 606 and are accounted for under other applicable GAAP. The remainder of the Company’s revenue is classified as noninterest income and is earned from a variety of sources, such as custodial and other fees, service charges, gains and losses, interchange income, and other income.

The following table provides a summary of the Company’s noninterest income, segregated by revenue streams within and outside the scope of ASC 606 for the periods indicated:

	For the Year Ended December 31,
	2021		2020		2019
(Dollars in thousands)	Within Scope(1)	Out-of-Scope(2)	Within Scope(1)	Out-of-Scope(2)	Within Scope(1)	Out-of-Scope(2)
Noninterest income:
Loan servicing income	$—	$2,121	$—	$2,028	$—	$1,840
Service charges on deposit accounts	9,219	—	6,712	—	5,769	—
Other service fee income	1,566	—	1,554	—	1,438	—
Debit card interchange income	3,489	—	2,526	—	3,004	—
Earnings on bank-owned life insurance	—	11,299	—	7,160	—	3,486
Net gain from sales of loans	—	4,428	—	8,609	—	6,642
Net gain from sales of investment securities	—	16,906	—	13,882	—	8,571
Trust custodial account fees	38,176	—	16,653	—	—	—
Escrow and exchange fees	7,286	—	2,663	—
Other income	430	12,930	427	9,111	1,015	3,471
Total noninterest income	$60,166	$47,684	$30,535	$40,790	$11,226	$24,010
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

The major revenue streams by fee type that are within the scope of ASC 606 presented in the above tables are described in additional detail below:

Service Charges on Deposit Accounts and Other Service Fee Income

Service charges on deposit accounts and other service fee income consists of periodic service charges on deposit accounts and transaction based fees such as those related to overdrafts, ATM charges, and wire transfer fees. The majority of these revenues are accounted for under ASC 606. Performance obligations for periodic service charges on deposit accounts are typically short-term in nature and are generally satisfied on a monthly basis, while performance obligations for other transaction based fees are typically satisfied at a point in time. Periodic service charges are generally collected monthly directly from the customer’s deposit account, and at the end of a statement cycle, while transaction based service charges are typically collected at the time of or soon after the service is performed.

Debit Card Interchange Income

Debit card interchange fee income consists of transaction processing fees associated with customer debit card transactions and are accounted for under ASC 606. These fees are earned each time a request for payment is originated by a customer debit cardholder at a merchant and the Company satisfies it performance obligation through daily settlement through a payment network. Debit card interchange fees are typically received and recorded as revenue on a daily basis.

Trust Custodial Account Fees

Trust custodial account fee income is a revenue stream acquired in the Opus acquisition in June 2020 and is attributable to contracts executed with Pacific Premier Trust clients, largely to perform maintenance and custodial services for their alternative IRA investments as well as certain accounts that do not qualify as individual retirement accounts pursuant to the Internal Revenue Code. Typically, these fees are billed and collected on a quarterly basis and recognized commensurate with completion of the performance obligations required under the contracts. At December 31, 2021 and December 31, 2020, the Company had accrued fees receivable of approximately $13.1 million and $5.8 million, respectively, which are included in other assets in the consolidated statements of financial position. The balance of accrued fees receivable is net an allowance for credit losses for doubtful accounts of approximately $955,000 and $268,000 at December 31, 2021 and December 31, 2020, respectively. The allowance represents the Company’s estimate of credit losses on accrued fees receivable in accordance in ASC 326.

Escrow and Exchange Fees

Escrow and exchange fee income is a revenue stream associated with Commerce Escrow, which was acquired in the Opus acquisition in 2020. These fees relate to agreements with customers participating in escrow and exchange transactions associated with Section 1031 of the Internal Revenue Code. Escrow and exchange services include preparation of closing statements and custody of escrow funds. The fees are received from the sale proceeds of a relinquished property and are recognized as revenue upon closing of the escrow transaction, which is the final performance obligation.

Other Income

Other noninterest income includes other miscellaneous fees, which are accounted for under ASC 606; however, much like service charges on deposit accounts, these fees have performance obligations that are very short-term in nature and are typically satisfied at a point in time. Revenue is typically recorded at the time these fees are collected, which is generally upon the completion of the related transaction or service provided.

Other revenue streams that occur from time to time include gains and losses from the sale of nonfinancial assets such as other real estate owned and property premises and equipment. The Company accounts for these revenue streams in accordance with ASC 610-20, which requires the Company to look to guidance in ASC 606 in the application of certain measurement and recognition concepts. The Company records gains and losses on the sale of nonfinancial assets when control of the asset has been surrendered to the buyer, which generally occurs at a specific point in time.

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

Note 22 - Leases

The Company accounts for its leases in accordance with ASC 842, which requires the Company to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased asset. The Company’s leases primarily represent future obligations to make payments for the use of buildings or space for its operations. Liabilities to make future lease payments are recorded in accrued expenses and other liabilities, while right-of-use assets are recorded in other assets in the Company’s consolidated balance sheets. At December 31, 2021, all of the Company’s leases were classified as operating leases or short-term leases. Short-term leases are leases that have a term of 12 months or less at commencement.

Liabilities to make future lease payments and right-of-use assets are determined based on the total contractual base rents for each lease, which include options to extend or renew each lease, where applicable, and where the Company believes it has an economic incentive to extend or renew the lease. Future contractual base rents are discounted using the rate implicit in the lease or the Company’s estimated incremental borrowing rate if the rate implicit in the lease is not readily determinable. Liabilities to make future lease payments on operating leases are reduced by periodic contractual lease payments net of periodic interest accretion. Right-of-use assets for operating leases are amortized over the term of the associated lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion in the related liability to make future lease payments. The Company recognizes expense for both operating leases and short-term leases on a straight-line basis.

The Company’s lease expense is recorded in premises and occupancy expense in the consolidated statements of income. The following table presents the components of lease expense for the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020
Operating leases	$19,481	$18,065
Short-term leases	1,616	2,031
Total lease expense	$21,097	$20,096

The Company assumed operating leases in the acquisition of Opus on June 1, 2020. The liabilities and the related right-of-use assets recorded for the assumption of these leases were approximately $43.3 million and $42.4 million, respectively. Right-of-use assets related to the Opus acquisition reflect unfavorable lease liability adjustments of approximately $900,000. Lease liabilities for the leases assumed from Opus were measured based on the net present value of remaining future lease payments on the date of acquisition, with consideration given for options to extend or renew each lease. Remaining future lease payments were discounted at the Company’s estimated incremental borrowing rate on the date of acquisition.

The following tables present supplemental information related to operating leases as of and for years ended:

	At December 31,
(Dollars in thousands)	2021	2020
Balance Sheet:
Operating lease right-of-use assets	$64,009	$76,090
Operating lease liabilities	$72,541	$85,556

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020
Cash Flows:
Operating cash flows from operating leases	$20,519	$16,528

The following tables provide information related to minimum contractual lease payments and other information associated with the Company’s leases as of December 31, 2021:

(Dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
December 31, 2021
Contractual base rents (1):
Operating leases	$19,413	$18,899	$16,867	$11,436	$5,804	$9,559	$81,978
Short-term leases	125	—	—	—	—	—	125
Total contractual base rents	$19,538	$18,899	$16,867	$11,436	$5,804	$9,559	$82,103

Total liability to make lease payments							$72,541
Difference in undiscounted and discounted future lease payments							$9,437
Weighted average discount rate							5.09%
Weighted average remaining lease term (years)							4.9

(1) Contractual base rents reflect options to extend and renewals, and do not include property taxes and other operating expenses due under respective lease agreements.

The Company from time to time leases portions of space it owns to other parties. Income received from these transactions is recorded on a straight-line basis over the term of the sublease. For the years ended December 31, 2021 and 2020, rental income totaled $703,000 and $534,000, respectively.

Note 23 - Related Party Transactions

Loans to the Company’s executive officers and directors are made in the ordinary course of business, in accordance with applicable regulations and the Company’s policies and procedures. At December 31, 2021 and December 31, 2020 there were no related party loans outstanding.

At the end of 2021, the Company had related party deposits of approximately $54.0 million, compared to $60.0 million at the end of 2020.

Note 24 - Parent Company Financial Information

The Corporation is a California-based bank holding company organized in 1997 as a Delaware corporation and owns 100% of the capital stock of the Bank, its principal operating subsidiary. The Bank was incorporated and commenced operations in 1983. Condensed financial statements of the Corporation are as follows:

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF FINANCIAL CONDITION
(Parent company only)
	At December 31,
(Dollars in thousands)	2021	2020
Assets
Cash and cash equivalents	$27,483	$96,827
Investment in subsidiaries	3,194,399	3,017,285
Other assets	8,294	1,301
Total assets	$3,230,176	$3,115,413
Liabilities
Other borrowings	$8,000	$—
Subordinated debentures	330,567	363,140
Accrued expenses and other liabilities	5,298	5,624
Total liabilities	343,865	368,764
Total stockholders’ equity	2,886,311	2,746,649
Total liabilities and stockholders’ equity	$3,230,176	$3,115,413

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF OPERATIONS
(Parent company only)
	For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Income
Dividend income from the Bank	$121,653	$29,874	$54,118
Interest income	9	22	51
Net loss on debt extinguishment	(2,877)	—	—
Total income	118,785	29,896	54,169
Expense
Interest expense	18,907	16,596	10,680
Compensation and benefits	3,845	3,205	3,106
Other noninterest expense	3,808	4,929	2,818
Total expense	26,560	24,730	16,604
Income before income tax provision	92,225	5,166	37,565
Income tax benefit	(8,672)	(6,734)	(4,695)
Income before undistributed income of subsidiary	100,897	11,900	42,260
Equity in undistributed earnings of subsidiary	238,992	48,451	117,458
Net income	$339,889	$60,351	$159,718

PACIFIC PREMIER BANCORP, INC.
SUMMARY STATEMENTS OF CASH FLOWS
(Parent company only)
	For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$339,889	$60,351	$159,718
Adjustments to reconcile net income to cash used in operating activities:
Share-based compensation expense	13,264	10,859	10,528
Equity in undistributed earnings of subsidiary	(238,992)	(48,451)	(117,458)
Loss on debt extinguishment	2,877	—	—
Deferred income tax (benefit) expense	(429)	188	42
Change in accrued expenses and other liabilities, net	377	1,149	3,131
Change in accrued interest receivable and other assets, net	(12,840)	(8,443)	(4,826)
Net cash provided by operating activities	104,146	15,653	51,135
Cash flows from investing activities:
Net cash provided by investing activities	—	—	—
Cash flows from financing activities:
Net change in short-term borrowings	8,000	—	—
Redemption of subordinated debentures	(36,153)	—	(18,558)
Proceeds from issuance of subordinated debt, net	—	147,359	122,453
Cash dividends paid	(121,887)	(79,901)	(53,867)
Repurchase and retirement of common stock	(18,067)	—	(100,000)
Proceeds from exercise of options	1,001	1,652	2,679
Restricted stock surrendered and canceled	(6,384)	(1,653)	(3,285)
Net cash (used in) provided by financing activities	(173,490)	67,457	(50,578)
Net (decrease) increase in cash and cash equivalents	(69,344)	83,110	557
Cash and cash equivalents, beginning of year	96,827	13,717	13,160
Cash and cash equivalents, end of year	$27,483	96,827	$13,717

Note 25 - Acquisitions

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

Core deposit intangible (“CDI”) of $16.1 million, customer relationship intangible assets of $3.2 million, and goodwill of $93.0 million were recognized as a result of the acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill recognized in this transaction is not deductible for income tax purposes.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed of Opus as of June 1, 2020 under the acquisition method of accounting, net of purchase accounting adjustments:

(Dollars in thousands)	June 1, 2020
Identifiable net assets acquired, at fair value
Assets acquired
Cash and cash equivalents	$937,102
Interest-bearing time deposits with financial institutions	137
Investment securities	829,891
Loans	5,809,451
Allowance for credit losses	(21,242)
Premises and equipment	22,121
Intangible assets	19,267
Deferred tax assets	43,395
Other assets	369,169
Total assets acquired	$8,009,291
Liabilities assumed
Deposits	$6,915,990
FHLB advances and other borrowings	213,491
Subordinated debt	138,653
Other liabilities	84,542
Total liabilities assumed	7,352,676
Total fair value of identifiable net assets	656,615
Total merger consideration	749,605
Goodwill recognized	$92,990

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

FHLB advances

The fair value of fixed rate FHLB advances was determined using a discounted cash flow approach. The cash flows of the advances were projected based on scheduled payments of the fixed rate advances, factoring in prepayment fee. The cash flows were then discounted to present value using the FHLB rates as of May 29, 2020.

Subordinated debt

The fair value of subordinated debt was determined by using a discounted cash flow method using a market participant discount rate for similar instruments.

The Company incurred $5,000 of expenses in connection with the Opus acquisition during the year ended December 31, 2021. Merger-related expenses are included in other expense in the Company's consolidated statements of income.

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

	Year Ended December 31,
(Dollar in thousands, except per share data)	2020	2019
Net interest and other income	$777,663	$778,924
Net income	67,579	251,640
Basic earnings per share	0.74	2.75
Diluted earnings per share	0.74	2.72

Note 26 - Subsequent Events

Quarterly Cash Dividend

On January 18, 2022, the Corporation's Board of Directors declared a $0.33 per share dividend, payable on February 11, 2022 to stockholders of record on February 4, 2022.

Transfers of investment securities available-for-sale to held-to-maturity

The Company reassessed classification of certain investments, and effective January 1, 2022, the Company transferred approximately $177.7 million of municipal bonds from available-for-sale to held-to-maturity securities at fair value. These securities had an unrealized gain of $1.1 million at the transfer date, which was reflected as a premium on the date of transfer. This premium, as well as the related unrealized gain in accumulated other comprehensive income, will be amortized into interest income as a yield adjustment over the remaining term of the securities. The amortization of the unrealized gain reported in accumulated other comprehensive income will offset the effect on interest income of the amortization of the premium. No gains or losses were recorded at the time of transfer.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2021. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, our management believes that, as of December 31, 2021, our internal control over financial reporting was effective.

Crowe LLP, the independent registered public accounting firm that audited the Company’s financial statements included in the Annual Report, issued an audit report on the Company’s internal control over financial reporting as of December 31, 2021. Crowe LLP’s audit report appears in Item 8 of this Annual Report.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2022 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2021. Such information is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year. Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10‑K under Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

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

(1)The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Financial Condition as of December 31, 2021 and 2020.
Consolidated Statements of Income for the Years Ended December 31, 2021, 2020 and 2019.
Consolidated Statement of Other Comprehensive Income for the Years Ended December 31, 2021, 2020, and 2019.
Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2021, 2020, and 2019.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020, and 2019.
Notes to Consolidated Financial Statements.

(2)All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the consolidated financial statements or related notes thereto.

(b)    The following exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated as of January 31, 2020 by and among Pacific Premier Bancorp, Inc., Pacific Premier Bank and Opus Bank (1)
3.1	Second Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc., as amended (2)
3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (2)
4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (3)
4.2	Description of Registrant’s Securities (9)
4.3	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the SEC upon request
10.1	Salary Continuation Agreement between Pacific Premier Bank and Steven R. Gardner (4)*
10.2	Form of 2012 Long-Term Incentive Plan Incentive Stock Option Award Agreement (5)*
10.3	Form of 2012 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (5)*
10.4	Form of 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (6)*
10.5	Pacific Premier Bancorp, Inc. Amended and Restated 2012 Long-Term Incentive Plan, as amended (6)*
10.6	Form of Restricted Stock Unit Agreement under the Pacific Premier Bancorp, Inc. Amended and Restated 2012 Long-Term Incentive Plan (7)*
10.7	Second Amendment to the Pacific Premier Bancorp, Inc. Amended and Restated 2012 Long-Term Incentive Plan (8)*
10.8	Amended Form of 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (non-NEOs) (8)*
10.9	Amended Form of 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (NEOs) (8)*
10.10	Amended Form of 2012 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (8)*
10.11	Amended Form of 2012 Long-Term Incentive Plan Incentive Stock Option Award Agreement (8)*
10.12	Amended Form of 2012 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (8)*
10.13	Employment Agreement, effective as of August 30, 2021, by and among Pacific Premier Bancorp, Inc., Pacific Premier Bank and Steven R. Gardner (10)*
10.14	Employment Agreement, effective as of August 30, 2021, by and among Pacific Premier Bancorp, Inc., Pacific Premier Bank and Ronald J. Nicolas, Jr. (10)*
10.15	Employment Agreement, effective as of August 30, 2021, by and between Pacific Premier Bank and Edward E. Wilcox (10)*
10.16	Employment Agreement, effective as of August 30, 2021, by and between Pacific Premier Bank and Michael S. Karr (10)*
10.17	Employment Agreement, effective as of August 30, 2021, by and between Pacific Premier Bank and Thomas E. Rice (10)*
21	Subsidiaries of Pacific Premier Bancorp, Inc. (Reference is made to Item 1. Business for the required information.)
23.1	Consent of Crowe LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document #
101.SCH	XBRL Taxonomy Extension Schema Document #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #
101.LAB	XBRL Taxonomy Extension Label Linkbase Document #
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #
104	The cover page of Pacific Premier Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (contained in Exhibit 101)

(1)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on February 6, 2020.
(2)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 15, 2018.
(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Registration No. 333-20497) filed with the SEC on January 27, 1997.
(4)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 19, 2006.
(5)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on June 4, 2012.
(6)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on June 2, 2017.
(7)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on February 1, 2016.
(8)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on November 16, 2017.
(9)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on February 28, 2020.
(10)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on September 3, 2021.
*	Management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.
By:	/s/ Steven R. Gardner
Steven R. Gardner
Chairman, President, and Chief Executive Officer

DATED: February 25, 2022

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Gardner	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	February 25, 2022
Steven R. Gardner

/s/ Ronald J. Nicolas, Jr.	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2022
Ronald J. Nicolas, Jr.

/s/ Lori Wright	Executive Vice President and Deputy Chief Financial Officer (Principal Accounting Officer)	February 25, 2022
Lori Wright

/s/ Ayad A. Fargo	Director	February 25, 2022
Ayad A Fargo

/s/ Joseph L. Garrett	Director	February 25, 2022
Joseph L. Garrett

/s/ Jeff C. Jones	Director	February 25, 2022
Jeff C. Jones

/s/ M. Christian Mitchell	Director	February 25, 2022
M. Christian Mitchell

/s/ George M. Pereira	Director	February 25, 2022
George M. Pereira

/s/ Barbara S. Polsky	Director	February 25, 2022
Barbara S. Polsky

/s/ Zareh H. Sarrafian	Director	February 25, 2022
Zareh H. Sarrafian

/s/ Jaynie Miller Studenmund	Director	February 25, 2022
Jaynie Miller Studenmund

/s/ Cora M. Tellez	Director	February 25, 2022
Cora M. Tellez

/s/ Richard C. Thomas	Director	February 25, 2022
Richard C. Thomas