Form 10-Q
period 2022-03-31
PACIFIC PREMIER BANCORP INC
filed 2022-05-06
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
The number of shares outstanding of the registrant’s common stock as of April 29, 2022 was 94,930,357.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except par value and share data)	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$147,763	$83,150
Interest-bearing deposits with financial institutions	661,496	221,553
Cash and cash equivalents	809,259	304,703
Interest-bearing time deposits with financial institutions	2,216	2,216
Investments held-to-maturity, at amortized cost, net of allowance for credit losses of $41 and $22 (fair value of $886,050 and $384,423) at March 31, 2022 and December 31, 2021, respectively	996,382	381,674
Investment securities available-for-sale, at fair value	3,222,095	4,273,864
FHLB, FRB, and other stock, at cost	116,973	117,538
Loans held for sale, at lower of cost or fair value	11,646	10,869
Loans held for investment	14,733,755	14,295,897
Allowance for credit losses	(197,517)	(197,752)
Loans held for investment, net	14,536,238	14,098,145
Accrued interest receivable	60,922	65,728
Premises and equipment	70,453	71,908
Deferred income taxes, net	133,938	87,344
Bank owned life insurance	451,968	449,353
Intangible assets	65,978	69,571
Goodwill	901,312	901,312
Other assets	242,916	260,204
Total assets	$21,622,296	$21,094,429
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$7,106,548	$6,757,259
Interest-bearing:
Checking	3,679,067	3,493,331
Money market/savings	5,872,597	5,806,726
Retail certificates of deposit	1,031,011	1,058,273
Total interest-bearing	10,582,675	10,358,330
Total deposits	17,689,223	17,115,589
FHLB advances and other borrowings	600,000	558,000
Subordinated debentures	330,726	330,567
Accrued expenses and other liabilities	219,329	203,962
Total liabilities	18,839,278	18,208,118
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at March 31, 2022 and December 31, 2021; 94,945,849 shares and 94,389,543 shares issued and outstanding, respectively	933	929
Additional paid-in capital	2,348,727	2,351,294
Retained earnings	577,591	541,950
Accumulated other comprehensive loss	(144,233)	(7,862)
Total stockholders’ equity	2,783,018	2,886,311
Total liabilities and stockholders’ equity	$21,622,296	$21,094,429

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands, except share data)	2022	2021	2021
INTEREST INCOME
Loans	$150,604	$157,418	$155,225
Investment securities and other interest-earning assets	17,942	19,588	17,769
Total interest income	168,546	177,006	172,994
INTEREST EXPENSE
Deposits	1,673	1,694	4,426
FHLB advances and other borrowings	474	33	65
Subordinated debentures	4,560	4,560	6,851
Total interest expense	6,707	6,287	11,342
Net interest income before provision for credit losses	161,839	170,719	161,652
Provision for credit losses	448	(14,648)	1,974
Net interest income after provision for credit losses	161,391	185,367	159,678
NONINTEREST INCOME
Loan servicing income	419	505	458
Service charges on deposit accounts	2,615	2,590	2,032
Other service fee income	367	391	473
Debit card interchange fee income	836	769	787
Earnings on bank owned life insurance	3,221	3,521	2,233
Net gain from sales of loans	1,494	1,334	361
Net gain from sales of investment securities	2,134	3,585	4,046
Trust custodial account fees	11,579	11,611	7,222
Escrow and exchange fees	1,661	2,221	1,526
Other income	1,568	754	4,602
Total noninterest income	25,894	27,281	23,740
NONINTEREST EXPENSE
Compensation and benefits	56,981	56,076	52,548
Premises and occupancy	11,952	11,403	11,980
Data processing	5,996	5,881	5,828
FDIC insurance premiums	1,396	1,389	1,181
Legal and professional services	4,068	5,870	3,935
Marketing expense	1,809	1,821	1,598
Office expense	1,203	1,463	1,829
Loan expense	1,134	857	1,115
Deposit expense	3,751	3,836	3,859
Merger-related expense	—	—	5
Amortization of intangible assets	3,592	3,880	4,143
Other expense	5,766	4,776	4,468
Total noninterest expense	97,648	97,252	92,489
Net income before income taxes	89,637	115,396	90,929
Income tax expense	22,733	30,565	22,261
Net income	$66,904	$84,831	$68,668
EARNINGS PER SHARE
Basic	$0.71	$0.90	$0.73
Diluted	0.70	0.89	0.72
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	93,499,695	93,415,304	93,529,147
Diluted	93,946,074	93,906,491	94,093,644

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2022	2021	2021
Net income	$66,904	$84,831	$68,668
Other comprehensive loss, net of tax:
Unrealized loss on securities available-for-sale arising during the period, net of income taxes (1)	(118,591)	(4,176)	(72,592)
Reclassification adjustment for net gain on sales of securities included in net income, net of income taxes (2)	(1,525)	(2,562)	(2,889)
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of income taxes (3)	(16,558)	(2,415)	—
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of income taxes (4)	303	115	—
Other comprehensive loss, net of tax	(136,371)	(9,038)	(75,481)
Comprehensive (loss) income, net of tax	$(69,467)	$75,793	$(6,813)
______________________________
(1) Income tax (benefit) of the unrealized loss on securities was $(47.4) million, $(1.7) million, and $(29.1) million for the three months ended March 31, 2022, December 31, 2021, and March 31, 2021, respectively.
(2) Income tax expense on the reclassification adjustment for net gain on sales of securities included in net income was $609,000, $1.0 million, and $1.2 million for the three months ended March 31, 2022, December 31, 2021, and March 31, 2021, respective.
(3) Income tax (benefit) on the unrealized loss on securities transferred from available-for-sale to held-to maturity was $(6.6) million and $(968,000) for the three months ended March 31, 2022 and December 31, 2021, respectively.
(4) Income tax expense on the amortization of unrealized loss on securities transferred from available-for-sale to held-to maturity included in net income was $121,000 and $46,000 for the three months ended March 31, 2022 and December 31, 2021, respectively.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Unaudited)

(Dollars in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2021	94,389,543	$929	$2,351,294	$541,950	$(7,862)	$2,886,311
Net income	—	—	—	66,904	—	66,904
Other comprehensive loss	—	—	—	—	(136,371)	(136,371)
Cash dividends declared ($0.33 per common share)	—	—	—	(31,142)	—	(31,142)
Dividend equivalents declared ($0.33 per restricted stock unit)	—	—	121	(121)	—	—
Share-based compensation expense	—	—	5,530	—	—	5,530
Issuance of restricted stock, net	714,783	4	(4)	—	—	—
Restricted stock surrendered and canceled	(175,219)	—	(8,548)	—	—	(8,548)
Exercise of stock options	16,742	—	334	—	—	334
Balance at March 31, 2022	94,945,849	$933	$2,348,727	$577,591	$(144,233)	$2,783,018

Balance at December 31, 2020	94,483,136	$931	$2,354,871	$330,555	$60,292	$2,746,649
Net loss	—	—	—	68,668	—	68,668
Other comprehensive loss	—	—	—	—	(75,481)	(75,481)
Repurchase and retirement of common stock	(199,674)	(2)	(4,977)	(1,918)	—	(6,897)
Cash dividends declared ($0.30 per common share)	—	—	—	(28,287)	—	(28,287)
Dividend equivalents declared ($0.30 per restricted stock unit)	—	—	107	(107)	—	—
Share-based compensation expense	—	—	3,105	—	—	3,105
Issuance of restricted stock, net	419,757	2	(2)	—	—	—
Restricted stock surrendered and canceled	(100,550)	—	(5,279)	—	—	(5,279)
Exercise of stock options	41,746	—	620	—	—	620
Balance at March 31, 2021	94,644,415	$931	$2,348,445	$368,911	$(15,189)	$2,703,098

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$66,904	$68,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,726	4,009
Provision for credit losses	448	1,974
Share-based compensation expense	5,530	3,105
Loss on sales and disposals of premises and equipment	37	7
Net amortization on securities	5,023	5,983
Net (accretion) of discounts/premiums for acquired loans and deferred loan fees/costs	(7,353)	(10,833)
Gain on sales of investment securities available-for-sale	(2,134)	(4,046)
Loss on debt extinguishment	—	503
Gain on sales of loans	(1,494)	(361)
Deferred income tax expense	7,887	14,650
Income from bank owned life insurance, net	(2,617)	(1,675)
Amortization of intangible assets	3,592	4,143
Originations of loans held-for-sale	(18,769)	(7,768)
Proceeds from the sales of and principal payments from loans held-for-sale	19,486	970
Change in accrued expenses and other liabilities, net	15,207	(34,203)
Change in accrued interest receivable and other assets, net	36,904	60,176
Net cash provided by operating activities	132,377	105,302
Cash flows from investing activities:
Net decrease in interest-bearing time deposits with financial institutions	—	137
Loan originations and payments, net	(430,951)	128,540
Proceeds from loans held-for-sale previously classified as portfolio loans	—	449
Proceeds from prepayments and maturities of securities held-to-maturity	3,750	1,807
Purchase of securities available-for-sale	(499,168)	(364,542)
Proceeds from prepayments and maturities of securities available-for-sale	77,817	162,568
Proceeds from sales of securities available-for-sale	647,557	179,386
Proceeds from the sales of premises and equipment	—	4
Proceeds from surrender of bank owned life insurance	—	1,307
Purchase of premises and equipment	(2,308)	(1,465)
Change in FHLB, FRB, and other stock, at cost	(95)	(202)
Funding of CRA investments, net	(701)	(3,873)
Net cash (used in) provided by investing activities	(204,099)	104,116
Cash flows from financing activities:
Net increase in deposit accounts	573,634	525,830
Net change in short-term borrowings	(358,000)	—
Proceeds from long-term borrowings	400,000	—
Repayments of long-term borrowings	—	(21,503)
Cash dividends paid	(31,142)	(28,287)
Repurchase and retirement of common stock	—	(6,897)
Proceeds from exercise of stock options	334	620
Restricted stock surrendered and canceled	(8,548)	(5,279)
Net cash provided by financing activities	576,278	464,484
Net increase in cash and cash equivalents	504,556	673,902
Cash and cash equivalents, beginning of period	304,703	880,766
Cash and cash equivalents, end of period	$809,259	$1,554,668

Supplemental cash flow disclosures:
Interest paid	$3,927	$10,890
Income taxes (refunded) paid, net	(11,944)	77
Noncash investing activities during the period:
Transfers of investment securities from available-for-sale to held-to-maturity	618,678	—
Recognition of operating lease right-of-use assets	(459)	—
Recognition of operating lease liabilities	459	—
Receivable on unsettled security sales	13,464	—
Due on unsettled security purchases	—	(11,286)
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements reflect all normal recurring adjustments and accruals that are necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2022.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

The Company consolidates voting entities in which the Company has control through voting interests or entities through which the Company has a controlling financial interest in a variable interest entity (“VIE”). The Company evaluates its interests in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size, and form of the Company's involvement with the VIE. See Note 15 – Variable Interest Entities for additional information.

Note 2 – Recently Issued Accounting Pronouncements

Recent Accounting Guidance Not Yet Effective

In March 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. The FASB issued this Update in response to feedback the FASB received from various stakeholders in its post-implementation review process related to the issuance of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was effective for the Company on January 1, 2020. The amendments in this Update include the elimination of accounting guidance for troubled debt restructurings in Subtopic 310-40 - Receivables - Troubled Debt Restructurings by Creditors, and introduce new disclosures and enhance existing disclosures concerning certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. Rather than applying the recognition and measurement guidance of troubled debt restructurings (“TDRs”), an entity must determine whether a modification results in a new loan or the continuation of an existing loan. Further, the amendments in this Update require that a public business entity disclose current period gross charge-offs on financing receivables within the scope of ASC 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost, by year of origination and class of financing receivable. The amendments in this Update are effective for the Company in fiscal years beginning after December 15, 2022, as well as interim periods within those years. Early adoption is permitted. The amendments in this Update are to be applied prospectively. However, for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of this Update on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815) Fair Value Hedging - Portfolio Layer Method. The amendments in this Update make targeted improvements to fair value hedge accounting and more specifically to the last-of-layer hedge accounting method. This Update expands the last-of-layer hedge accounting method to allow for multiple hedged layers to be designated for a single closed portfolio of prepayable financial assets, and renames this accounting method the “portfolio layer method.” The provisions of this Update also include: (i) expanding the scope of the portfolio layer method to nonprepayable financial assets, (ii) specifying that eligible hedging instruments in a single layer hedge may include spot-starting or forward-starting constant-notional or amortizing-notional swaps and that the number of hedged layers corresponds with the number of hedges designated, (iii) specifies that an entity hedging multiple amounts in a closed portfolio using a single amortizing-notional swap is executing a single-layer hedge, (iv) provides additional guidance on the accounting for and disclosure of hedge basis adjustments resulting from a fair value hedge under the portfolio layer method by requiring such basis adjustments be maintained at the portfolio level and not allocated to individual assets, and to disclose basis adjustments as a reconciling item in certain disclosures, such as those for loans, and (v) specifies that an entity is to exclude hedge basis adjustments in the determination of credit losses on the assets within the closed portfolio. The provisions of this Update are effective for the Company in fiscal years beginning after December 15, 2022, as well as interim periods within those years. Early adoption is permitted. Entities may designate multiple layer hedges only on a prospective basis upon the adoption of this Update. The provisions of this Update that relate to hedge basis adjustments, except for those related to disclosure, are to be applied on a modified retrospective basis through a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The provisions of this Update that relate to disclosure may be applied on a prospective basis or on a retrospective basis to each prior period presented. The Company is currently evaluating the impact of this Update on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this Update address how to determine whether a contract liability is recognized by an acquirer in a business combination. In addition, the Update addresses inconsistencies in the recognition and measurement of acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments in this Update are effective for the Company in fiscal years beginning after December 15, 2022, as well as all interim periods within those years. Early adoption is permitted. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application, and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company has not yet adopted the provisions of this Update. The Company does not currently anticipate the adoption of this Update will have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In response to concerns about structural risks of Interbank Offered Rates (“IBORs”), and particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. The amendments in this Update provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting as well as optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in this Update are elective and became effective upon issuance for all entities.

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

The Company has created a cross-functional working group to manage the transition away from LIBOR. This working group is comprised of senior leadership and staff from functional areas that include: finance, treasury, lending, loan servicing, enterprise risk management, information technology, legal, and other internal stakeholders integral to the Bank’s transition away from LIBOR. The working group monitors developments related to transition and uncertainty surrounding reference rate reform and guides the Bank’s response. The working group is currently assessing the population of financial instruments that reference LIBOR, confirming our loan documents that reference LIBOR have been appropriately amended, ensuring that our internal systems are prepared for the transition, and managing the transition process with our customers. The Company has chosen to use the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. However, the Company will also use other alternative reference rates, such as the Constant Maturity Treasury index and Prime rate based on the individual needs of its customers as well as the types of credit being extended.

Note 3 – Significant Accounting Policies

Our accounting policies are described in Note 1. Description of Business and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2021 Form 10-K. Select policies have been reiterated below that have a particular affiliation to our interim financial statements.

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

Securities Held-to-Maturity (“HTM”). Investments in debt securities that management has the positive intent and ability to hold to maturity are reported at cost and adjusted for periodic principal payments and the amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method over the period of time remaining to investment’s maturity.

The Company accounts for transfers of debt securities from available-for-sale classification to held-to-maturity classification at fair value on the transfer date. Any associated unrealized gains or losses on such securities become part of the security’s amortized cost at the time of transfer and are subsequently amortized or accreted into interest income over the remaining life of the security using the interest method. In addition, the related unrealized gains and losses included in accumulated other comprehensive income on the date of transfer are also subsequently amortized or accreted into interest income over the remaining life of the security using the interest method.

Securities Available-for-Sale (“AFS”). Investments in debt securities that management has no immediate plan to sell, but which may be sold in the future, are carried at fair value. Premiums and discounts are amortized using the interest method over the remaining period to the call date for premiums or contractual maturity for discounts and, in the case of mortgage-backed securities, the estimated average life, which can fluctuate based on the anticipated prepayments on the underlying collateral of the securities. Unrealized holding gains and losses, net of tax, are recorded in accumulated other comprehensive income. Realized gains and losses on the sales of securities are determined on the specific identification method, recorded on a trade date basis based on the amortized cost basis of the specific security and are included in noninterest income as net gain (loss) on investment securities.

Allowance for Credit Losses on Investment Securities. The allowance for credit losses (“ACL”) on investment securities is determined for both the HTM and AFS classifications of the investment portfolio in accordance with the guidance ASC 326. The ACL for investment securities is evaluated on a quarterly basis. The ACL for HTM investment securities is recorded at the time of purchase or acquisition, representing the Company’s best estimate of current expected credit losses (“CECL”) as of the date for the consolidated statements of financial condition. The ACL for HTM investment securities is determined on a collective basis, based on shared risk characteristics, and is determined at the individual security level when the Company deems a security to no longer possess shared risk characteristics. For investment securities where the Company has reason to believe the credit loss exposure is remote, such as those guaranteed by the U.S. government or other government enterprises, a zero credit loss assumption is applied.

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

The Company determines expected credit losses on AFS and HTM securities through a discounted cash flow approach, using the security’s effective interest rate. However, as previously mentioned, the measurement of credit losses on available-for-sale securities only occurs when, through the Company’s qualitative assessment, it is determined all or a portion of the unrealized loss is deemed to be credit related. The Company’s discounted cash flow approach incorporates assumptions about the collectability of future cash flows. The amount of credit loss is measured as the amount by which the security’s amortized cost exceeds the present value of expected future cash flows. Credit losses on available-for-sale securities are measured on an individual basis. The Company does not measure credit losses on an investment’s accrued interest receivable, but rather promptly reverses from current period earnings the amount of accrued interest that is no longer deemed collectable. Accrued interest receivable for investment securities is included in accrued interest receivable balances in the consolidated statements of financial condition.

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

The Company applies the equity method of accounting to investments in the equity of certain entities where it is deemed to have the ability to exercise significant influence over the entity, but does not control the entity, such as when its ownership interest is between 20% and 50%. Further, the Company also applies the equity method of accounting to equity investments it makes in limited partnerships and limited liability companies when its ownership interest in such entities exceeds 3-5% or when the Company has the ability to exercise significant influence over the partnership. Such investments typically reflect equity interests in various partnerships that make investments qualifying for credit under the Community Reinvestment Act (“CRA”). The Company records its share of the operating results associated with equity method investments, based on the most recent information available from the investee, in other noninterest income in the consolidated statements of income.

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

Allowance for Credit Losses on Loans. The Company accounts for credit losses on loans in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination or acquisition. The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated statements of financial condition. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. The Company measures the ACL on commercial real estate loans and commercial loans using a discounted cash flow approach, and a historical loss rate methodology is used to determine the ACL on retail loans. The Company’s discounted cash flow methodology incorporates a probability of default (“PD”) and loss given default (“LGD”) model, as well as expectations of future economic conditions, using reasonable and supportable forecasts. Together, the PD and LGD model with the use of reasonable and supportable forecasts generate estimates for cash flows expected and not expected to be collected over the estimated life of a loan. Estimates of future expected cash flows ultimately reflect assumptions made concerning net credit losses over the life of a loan. The use of reasonable and supportable forecasts requires significant judgment, such as selecting forecast scenarios and related scenario-weighting, as well as determining the appropriate length of the forecast horizon. Management leverages economic projections from a reputable and independent third party to inform and provide its reasonable and supportable economic forecasts. Other internal and external indicators of economic forecasts may also be considered by management when developing the forecast metrics.

The Company’s ACL model forecasts PD and LGD over a two-year time horizon, which the Company believes is a reasonable and supportable period. PD and LGD forecasts are derived using economic forecast scenarios. Beyond the two-year forecast time horizon, the Company’s ACL model reverts to historical long-term average loss rates over a period of three years. The duration of the forecast horizon, the period over which forecasts revert to historical long-term averages, the economic forecasts that management utilizes, as well as additional internal and external indicators of economic forecasts that management considers, may change over time depending on the nature and composition of our loan portfolio. Changes in economic forecasts, in conjunction with changes in loan specific attributes, impact a loan’s PD and LGD, which can drive changes in the determination of the ACL.

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

The Company’s ACL model also includes adjustments for qualitative factors, where appropriate. Since historical information (such as historical net losses and economic cycles) may not always, by itself, provide a sufficient basis for determining future expected credit losses, management periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not limited to factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization-specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through backtesting, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL.

The Company has a credit portfolio review process designed to detect problem loans. Problem loans are typically those of a substandard or worse internal risk grade, and may consist of loans on nonaccrual status, TDRs, loans where the likelihood of foreclosure on underlying collateral has increased, collateral dependent loans and other loans where concern or doubt over the ultimate collectability of all contractual amounts due has become elevated. Such loans, which have exhibited a deterioration in credit quality may, in the opinion of management, be deemed to no longer possess risk characteristics similar to other loans in the loan portfolio, and as such may require individual evaluation to determine an appropriate ACL for the loan. When a loan is individually evaluated, the Company typically measures the expected credit loss for the loan based on a discounted cash flow approach, unless the loan has been deemed collateral dependent. Collateral dependent loans are loans where the repayment of the loan is expected to come from the operation of and/or eventual liquidation of the underlying collateral. The ACL for collateral dependent loans is determined using estimates for the fair value of the underlying collateral, less costs to sell.

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

Please also see Note 6 - Allowance for Credit Losses, of these Consolidated Financial Statements for additional discussion concerning the Company’s ACL methodology, including discussion concerning economic forecasts used in the determination of the ACL.

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

At March 31, 2022, the Company had the following segments and classes of loans:

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

•Franchise secured by real estate - Franchise real estate secured loans are business loans secured by real property occupied by franchised restaurants, generally quick service restaurants (“QSR”). These loans are primarily underwritten based on the cash flows of the business and secondarily on the real estate. Risks associated with these loans include material decreases in the value of real estate being held as collateral, and the borrower’s inability to pay as a result of increases in interest rates or decreases in cash flow from the underlying business.

•Small Business Administration (“SBA”) - We are approved to originate loans under the SBA’s Preferred Lenders Program (“PLP”). The PLP lending status affords us a higher level of delegated credit autonomy, translating to a significantly shorter turnaround time from application to funding, which is critical to our marketing efforts. We originate loans nationwide under the SBA’s 7(a), SBA Express, International Trade and 504(a) loan programs, in conformity with SBA underwriting and documentation standards. SBA loans are similar to commercial business loans, but have additional credit enhancement provided by the U.S. government. The Company originates SBA loans with the intent to sell the guaranteed portion into the secondary market on a quarterly basis. Certain loans classified as SBA are secured by commercial real estate property. SBA loans secured by hotels are included in the segment investor loans secured by real estate, and SBA loans secured by all other forms of real estate are included in the business loans secured by real estate segment. All other SBA loans are included in the commercial loans segment below, and are secured by business assets.

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

Acquired Loans. When the Company acquires loans through purchase or a business combination, an assessment is first performed to determine if such loans have experienced more than insignificant deterioration in credit quality since their origination and thus should be classified and accounted for as purchased credit deteriorated (“PCD”) loans or otherwise classified as non-PCD loans. All acquired loans are recorded at their fair value as of the date of acquisition. Any resulting discount or premium on acquired loans is accreted or amortized into interest income over the remaining life of the loans using the interest method. Additionally, upon the purchase or acquisition of non-PCD loans, the Company measures and records an ACL based on the Company’s methodology for determining the ACL. The ACL for non-PCD loans is recorded through a charge to the provision for credit losses in the period in which the loans were purchased or acquired.

Unlike non-PCD loans, the initial ACL for PCD loans is established through an adjustment to the acquired loan balance and not through a charge to the provision for credit losses. As with non-PCD loans, the ACL for PCD loans is determined with the use of the Company’s ACL methodology. Characteristics of PCD loans include: delinquency, downgrade in credit quality since origination, loans on nonaccrual status, and/or other factors the Company may become aware of through its initial analysis of acquired loans that may indicate there has been more than insignificant deterioration in credit quality since a loan’s origination. Subsequent to acquisition, the ACL for both non-PCD and PCD loans are measured with the use of the Company’s ACL methodology in the same manner as all other loans.

Goodwill and Other Intangible Assets. Goodwill assets originate from business combinations where the Company has acquired other financial institutions, and is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets that are determined to have indefinite useful lives are not amortized, but are tested for impairment at least annually or more frequently if events and circumstances lead management to believe the value of those assets may be impaired. Impairment testing is performed at the reporting unit level, which is considered the Company level as management has identified the Company is its sole reporting unit.

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

The Company’s annual impairment test of goodwill is performed in the fourth quarter of each year. The Company performed a qualitative assessment of goodwill in the fourth quarter of 2021, the results of which indicated the value of goodwill assets could be supported and were not impaired. There have been no changes since the most recent assessment.

Other intangible assets include core deposit and customer relationship intangible assets arising from the acquisition of other financial institutions and are amortized on a basis reflecting the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, or on a straight-line basis over their estimated useful lives, which range from 6 to 11 years. GAAP requires that intangible assets other than goodwill be tested for impairment when events and circumstances change, indicating that their carrying value may not be recoverable. For intangible assets other than goodwill, the Company first performs a qualitative assessment to determine if the carrying value of such assets may not be recoverable. A quantitative assessment is followed to determine the amount of impairment in the event the carrying value of such assets are deemed not recoverable. Impairment is measured as the amount by which their carrying value exceeds their estimated fair value. The Company tests intangible assets for impairment in the fourth quarter of each year, the results of which indicated the value of intangible assets could be supported and were not impaired.

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

The Company currently has derivative instruments designated as part of fair value accounting hedges. These derivatives consist of pay-fixed, receive-floating interest rate swaps, and were entered into to hedge changes in the fair value of fixed-rate assets for specific risks, such as interest rate risk resulting from changes in a benchmark interest rate. In a qualifying fair value hedge, the Company records periodic changes in the fair value of the derivative instrument in current period earnings. Simultaneously, periodic changes in the fair value of the hedged risk are also recorded in current period earnings. Together, these periodic changes in the fair value of the derivative instrument and the fair value of the hedged risk are included in the same line item of the statements of income associated with the hedged item (i.e. interest income), and largely offset each other. Interest accruals on both the derivative instrument and the hedged item are also recorded in the same line item, which effectively converts the designated fixed-rate assets to floating-rate assets. The Company structures these swaps to match the critical terms of the hedged items (i.e. fixed-rate loans), thereby maximizing the economic and accounting effectiveness of the hedging relationships and resulting in the expectation that the hedging relationship will be highly effective. If a fair value hedging relationship ceases to qualify for hedge accounting, hedge accounting is discontinued and future changes in the fair value of the derivative instrument are recognized in current period earnings, until the derivative is settled with the counterparty. In addition, all remaining basis adjustments resulting from periodic changes in the fair value of the hedged risk, previously recorded to the carrying amount of the hedged item, are amortized or accreted into interest income using the interest method over the remaining life of the hedged item.

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

Liabilities to make lease payments and right-of-use assets are determined based on the total contractual rents for each lease, discounted at the rate implicit in the lease or at the Company’s estimated incremental borrowing rate if the rate is not implicit in the lease. The Company measures future base rents based on the minimum payments specified in the lease agreement, giving consideration for periodic contractual rent increases which are based on an escalation rate or a specified index. When future rent payments are based on an index, the Company uses the index rate observed at the time of lease commencement to measure future lease payments. Liabilities to make future lease payments on operating leases are reduced by periodic contractual lease payments net of periodic interest accretion on the lease liability. Right-of-use assets for operating leases are amortized over the term of the lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion on the related liability to make lease payments. Expense recognition for operating leases is recorded on a straight-line basis. As of March 31, 2022, all of the Company’s leases were classified as either operating leases or short-term leases.

From time to time the Company leases portions of the space it leases to other parties through sublease transactions. Income received from these transactions is recorded on a straight-line basis over the term of the sublease.

Revenue Recognition. The Company accounts for certain of its revenue streams deemed to arise from contracts with customers in accordance with ASC 606 - Revenue from Contracts with Customers. Revenue streams within the scope of and accounted for under ASC 606 include: service charges and fees on deposit accounts, debit card interchange fees, custodial account fees, fees from other services the Bank provides its customers, and gains and losses from the sale of other real estate owned (“OREO”) and property, premises and equipment. These revenue streams are included in noninterest income in the Company’s consolidated statements of income. ASC 606 requires revenue to be recognized when the Company satisfies related performance obligations by transferring to the customer a good or service. The recognition of revenue under ASC 606 requires the Company to first identify the contract with the customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations, and finally recognize revenue when the performance obligations have been satisfied and the good or service has been transferred. Revenue is measured as the amount of consideration the Company expects to receive in exchange for the transfer of goods or services to the associated customer. The majority of the Company’s contracts with customers associated with revenue streams that are within the scope of ASC 606 are considered short-term in nature, such as a deposit account agreement, which can be canceled at any time, or a service provided to a customer at a point in time. Other more significant revenue streams for the Company such as interest income on loans and investment securities are specifically excluded from the scope of ASC 606 and are accounted for under other applicable GAAP.

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

Note 4 – Investment Securities

The amortized cost and estimated fair value of investment securities available-for-sale were as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
AFS investment securities:
March 31, 2022
U.S. Treasury	$14,930	$—	$(940)	$13,990
Agency	406,654	—	(30,877)	375,777
Corporate debt	612,647	702	(18,284)	595,065
Municipal bonds	445,537	58	(30,311)	415,284
Collateralized mortgage obligations	874,382	1,606	(20,732)	855,256
Mortgage-backed securities	1,040,774	1	(74,052)	966,723
Total AFS investment securities	$3,394,924	$2,367	$(175,196)	$3,222,095

December 31, 2021
U.S. Treasury	$57,708	$614	$(456)	$57,866
Agency	440,183	2,081	(10,129)	432,135
Corporate debt	451,621	6,096	(3,856)	453,861
Municipal bonds	1,061,985	32,209	(4,281)	1,089,913
Collateralized mortgage obligations	680,686	2,012	(6,055)	676,643
Mortgage-backed securities	1,586,406	3,220	(26,180)	1,563,446
Total AFS investment securities	$4,278,589	$46,232	$(50,957)	$4,273,864

The carrying amount and estimated fair value of investment securities held-to-maturity were as follows:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Gain	Gross Unrecognized Loss	Estimated Fair Value
HTM investment securities:
March 31, 2022
Municipal bonds	$747,887	$(41)	$747,846	$—	$(101,757)	$646,089
Mortgage-backed securities	247,050	—	247,050	96	(8,671)	238,475
Other	1,486	—	1,486	—	—	1,486
Total HTM investment securities	$996,423	$(41)	$996,382	$96	$(110,428)	$886,050

December 31, 2021
Municipal bonds	$368,344	$(22)	$368,322	$3,834	$(1,649)	$370,507
Mortgage-backed securities	$11,843	$—	$11,843	$564	$—	$12,407
Other	1,509	—	1,509	—	—	1,509
Total HTM investment securities	$381,696	$(22)	$381,674	$4,398	$(1,649)	$384,423

The Company reassesses classification of certain investments as part of the ongoing review of the investment securities portfolio. During the first quarter of 2022, the Company transferred approximately $386.8 million of municipal bonds and $255.0 million of mortgage-backed securities with longer durations, both of which the Company intends and has the ability to hold to maturity, from AFS to HTM securities. The transfer of these securities was accounted for at fair value. The municipal bonds had a net carrying amount of $379.9 million with a pre-tax unrealized loss of $6.9 million, and the mortgage-backed securities had a net carrying amount of $238.8 million with a pre-tax unrealized loss of $16.2 million, and both unrealized losses were reflected as discounts on the date of transfer. These discounts, as well as the related unrealized losses in accumulated other comprehensive income, will be amortized into interest income as yield adjustments over the remaining term of the securities. The amortization of the unrealized losses reported in accumulated other comprehensive income will offset the effect on interest income of the amortization of the discounts. No gains or losses were recorded at the time of transfer.
Investment securities with carrying values of $56.5 million and $130.7 million as of March 31, 2022 and December 31, 2021, respectively, were pledged to secure public deposits, other borrowings, and for other purposes as required or permitted by law.

Unrealized Gains and Losses

Unrealized gains and losses on AFS investment securities are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At March 31, 2022, the Company had an unrealized loss of $172.8 million, or $123.5 million net of tax in accumulated other comprehensive loss, compared to an unrealized loss of $4.7 million, or $3.3 million net of tax in accumulated other comprehensive loss, at December 31, 2021.

For investment securities transferred from AFS to HTM, the unrealized gains and losses at the date of transfer continue to be reported in stockholders’ equity as accumulated other comprehensive income or loss and are amortized over the remaining lives of the securities with an offsetting entry to interest income as an adjustment of yield. At March 31, 2022, the unrealized loss on investment securities transferred from AFS to HTM that were included in accumulated other comprehensive loss was $20.8 million net of tax.

The table below summarizes the number, fair value, and gross unrealized holding losses of the Company’s AFS investment securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of the dates indicated, aggregated by investment category and length of time in a continuous loss position.

	March 31, 2022
	Less than 12 Months			12 Months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
AFS investment securities:
U.S. Treasury	1	$13,990	$(940)	—	$—	$—	1	$13,990	$(940)
Agency	9	72,300	(6,489)	26	303,476	(24,388)	35	375,776	(30,877)
Corporate debt	44	449,423	(10,400)	3	52,241	(7,884)	47	501,664	(18,284)
Municipal bonds	85	397,687	(30,158)	1	1,444	(153)	86	399,131	(30,311)
Collateralized mortgage obligations	32	320,962	(10,317)	23	165,246	(10,415)	55	486,208	(20,732)
Mortgage-backed securities.	71	880,417	(66,282)	9	86,208	(7,770)	80	966,625	(74,052)
Total AFS investment securities	242	$2,134,779	$(124,586)	62	$608,615	$(50,610)	304	$2,743,394	$(175,196)

	December 31, 2021
	Less than 12 Months			12 Months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
AFS investment securities:
U.S. Treasury	3	$47,235	$(456)	—	$—	$—	3	$47,235	$(456)
Agency	19	278,078	(5,634)	16	119,750	(4,495)	35	397,828	(10,129)
Corporate debt	17	166,563	(849)	3	57,274	(3,007)	20	223,837	(3,856)
Municipal bonds	36	277,564	(4,079)	2	6,596	(202)	38	284,160	(4,281)
Collateralized mortgage obligations	26	226,763	(3,738)	15	121,185	(2,317)	41	347,948	(6,055)
Mortgage-backed securities	103	1,306,455	(20,417)	15	173,121	(5,763)	118	1,479,576	(26,180)
Total AFS investment securities	204	$2,302,658	$(35,173)	51	$477,926	$(15,784)	255	$2,780,584	$(50,957)

Allowance for Credit Losses on Investment Securities

The Company reviews individual securities classified as AFS to determine whether a decline in fair value below the amortized cost basis is deemed credit related or due to other factors such as changes in interest rates and general market conditions. An ACL on AFS investment securities is recorded when the fair value of the investment is below its amortized cost and the decline in fair value has been deemed, through the Company’s qualitative assessment, to be credit related. Non-credit related declines in fair value of AFS investment securities, which may be attributed to changes in interest rates and other market-related factors, are not recorded through an ACL. Such declines are recorded as an adjustment to accumulated other comprehensive income, net of tax. In the event the Company is required to sell or has the intent to sell an AFS security that has experienced a decline in fair value below its amortized cost, the Company writes the amortized cost of the security down to fair value in the current period.

Credit losses on HTM investment securities are recorded at the time of purchase or acquisition and when the Company has designated securities as HTM. Credit losses on HTM investment securities are representative of current expected credit losses that may be incurred over the life of the investment.

The Company determines credit losses on both AFS and HTM investment securities through the use of a discounted cash flow approach using the security’s effective interest rate. The ACL is measured as the amount by which an investment security’s amortized cost exceeds the net present value of expected future cash flows. However, the amount of credit losses for AFS investment securities is limited to the amount of a security’s unrealized loss. The ACL is established through a charge to provision for credit losses in current period earnings.

At March 31, 2022, the Company had an ACL of $41,000 for HTM investment securities classified as municipal bonds. These securities were transferred from AFS to HTM during the third and fourth quarters of 2021 and first quarter of 2022. The Company had an ACL of $22,000 for HTM investment securities at December 31, 2021. The Company recognized $19,000 and $11,000 of provision for credit losses for HTM investment securities during the three months ended March 31, 2022 and December 31, 2021, respectively. There was no provision for credit losses recognized for HTM investment securities during the three months ended March 31, 2021.

The following table presents a rollforward by major security type of the allowance for credit losses on the Company's HTM debt securities as of, and for the periods indicated:

	Three Months Ended March 31, 2022
(Dollars in thousands)	Balance, December 31, 2021	Provision for Credit Losses	Balance, March 31, 2022
HTM investment securities:
Municipal bonds	$22	$19	$41

The Company had no ACL for AFS investment securities at March 31, 2022 and December 31, 2021. The Company performed a qualitative assessment of these investments as of March 31, 2022 and determined that the increase in unrealized losses was primarily the result of changes in interest rates with inflationary pressure driven by the Federal Reserve’s policy along with recent geopolitical developments, and does not believe the declines in fair value were credit related. As of March 31, 2022, the Company had not recorded credit losses on certain AFS securities that were in an unrealized loss position due to the high quality of the investments, with investment grade ratings, and many of them issued by U.S. government agencies. No issuers of these securities have, to the Company’s knowledge, experienced credit downgrades. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell the securities prior to their anticipated recoveries. There was no provision for credit losses recognized for AFS investment securities during the three months ended March 31, 2022, December 31, 2021, or March 31, 2021.

At March 31, 2022 and December 31, 2021, there were no AFS or HTM securities in nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. At March 31, 2022 and December 31, 2021, there were no securities purchased with deterioration in credit quality since their origination. At March 31, 2022 and December 31, 2021, there were no collateral dependent AFS or HTM securities.

    The following table summarizes the Company’s investment securities portfolio by Moody’s external rating equivalent and by vintage as of March 31, 2022:

	Vintage
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Total
AFS Investment securities at fair value:
U.S. Treasury
Aaa - Aa3	$—	$13,990	$—	$—	$—	$—	$13,990
Agency
Aaa - Aa3	—	22,827	282,195	23,967	33,635	6,603	369,227
Baa1 - Baa3	—	—	—	—	—	6,550	6,550
Corporate debt
Aaa - Aa3	39,946	—	—	—	—	—	39,946
A1 - A3	74,565	203,779	62,222	—	—	—	340,566
Baa1 - Baa3	34,267	52,711	92,122	25,664	—	9,789	214,553
Municipal bonds
Aaa - Aa3	—	43,333	222,497	136,748	—	12,706	415,284
Collateralized mortgage obligations
Aaa - Aa3	173,442	260,990	229,588	74,720	14,839	101,677	855,256
Mortgage-backed securities
Aaa - Aa3	19,610	772,190	113,748	58,778	—	2,397	966,723
Total AFS investment securities	341,830	1,369,820	1,002,372	319,877	48,474	139,722	3,222,095
HTM investment securities at amortized cost:
Municipal bonds
Aaa - Aa3	—	116,523	622,498	8,866	—	—	747,887
Mortgage-backed securities
Aaa - Aa3	—	135,396	101,116	—	2,942	7,596	247,050
Other
Baa1 - Baa3	—	—	—	—	582	904	1,486
Total HTM investment securities	—	251,919	723,614	8,866	3,524	8,500	996,423
Total investment securities	$341,830	$1,621,739	$1,725,986	$328,743	$51,998	$148,222	$4,218,518

Realized Gains and Losses

The following table presents the amortized cost of securities sold with related gross realized gains, gross realized losses, and net realized gains for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2022	2021	2021
Amortized cost of AFS investment securities sold	$658,505	$267,114	$172,320

Gross realized gains	$13,637	$4,723	$4,237
Gross realized losses	(11,503)	(1,138)	(191)
Net realized gains on sales of AFS investment securities	$2,134	$3,585	$4,046

Contractual maturities

The amortized cost and estimated fair value of investment securities at March 31, 2022, by contractual maturity, are shown in the table below.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS investment securities:
U.S. Treasury	$—	$—	$—	$—	$14,930	$13,990	$—	$—	$14,930	$13,990
Agency	—	—	271,342	254,013	97,419	88,539	37,893	33,225	406,654	375,777
Corporate debt	—	—	192,589	190,794	405,058	389,354	15,000	14,917	612,647	595,065
Municipal bonds	—	—	—	—	18,061	16,806	427,476	398,478	445,537	415,284
Collateralized mortgage obligations	—	—	36,738	36,544	243,674	231,495	593,970	587,217	874,382	855,256
Mortgage-backed securities	—	—	—	—	612,287	572,033	428,487	394,690	1,040,774	966,723
Total AFS investment securities	—	—	500,669	481,351	1,391,429	1,312,217	1,502,826	1,428,527	3,394,924	3,222,095
HTM investment securities:
Municipal bonds	—	—	—	—	44,774	42,509	703,113	603,580	747,887	646,089
Mortgage-backed securities	—	—	—	—	—	—	247,050	238,475	247,050	238,475
Other	—	—	—	—	—	—	1,486	1,486	1,486	1,486
Total HTM investment securities	—	—	—	—	44,774	42,509	951,649	843,541	996,423	886,050
Total investment securities	$—	$—	$500,669	$481,351	$1,436,203	$1,354,726	$2,454,475	$2,272,068	$4,391,347	$4,108,145

FHLB, FRB, and Other Stock

The Company’s equity securities primarily consist of Federal Home Loan Bank of San Francisco (“FHLB”) and Federal Reserve Bank of San Francisco (“FRB”) stock, which are considered restricted securities and held as a condition of membership of the FHLB and the Board of Governors of the Federal Reserve System. These equity securities without readily determinable fair values are carried at cost less impairment. At March 31, 2022, the Company had $17.3 million in FHLB stock, $74.6 million in FRB stock, and $25.1 million in other stock, all carried at cost. At December 31, 2021, the Company had $17.3 million in FHLB stock, $74.5 million in FRB stock, and $25.7 million in other stock. During the three months ended March 31, 2022, December 31, 2021, and March 31, 2021, the FHLB did not repurchase any of the Company’s excess FHLB stock through its stock repurchase program.

The Company periodically evaluates its investments in FHLB, FRB, and other stock for impairment, including their capital adequacy and overall financial condition. No impairment losses have been recorded through March 31, 2022.

Note 5 – Loans Held for Investment

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

The following table presents the composition of the loan portfolio for the periods indicated:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Investor loans secured by real estate
CRE non-owner-occupied	$2,774,650	$2,771,137
Multifamily	6,041,085	5,891,934
Construction and land	303,811	277,640
SBA secured by real estate	42,642	46,917
Total investor loans secured by real estate	9,162,188	8,987,628
Business loans secured by real estate
CRE owner-occupied	2,391,984	2,251,014
Franchise real estate secured	384,267	380,381
SBA secured by real estate	68,466	69,184
Total business loans secured by real estate	2,844,717	2,700,579
Commercial loans
Commercial and industrial	2,242,632	2,103,112
Franchise non-real estate secured	388,322	392,576
SBA non-real estate secured	10,761	11,045
Total commercial loans	2,641,715	2,506,733
Retail loans
Single family residential	79,978	95,292
Consumer	5,157	5,665
Total retail loans	85,135	100,957
Gross loans held for investment (1)	14,733,755	14,295,897
Allowance for credit losses for loans held for investment	(197,517)	(197,752)
Loans held for investment, net	$14,536,238	$14,098,145

Total unfunded loan commitments	$2,940,370	$2,507,911
Loans held for sale, at lower of cost or fair value	$11,646	$10,869
______________________________
(1) Includes net deferred origination fees of $3.9 million and $3.5 million, and unaccreted fair value net purchase discounts of $71.2 million and $77.1 million as of March 31, 2022 and December 31, 2021, respectively.

Loans Serviced for Others and Loan Securitization

The Company generally retains the servicing rights of the guaranteed portion of SBA loans sold, for which the Company initially records a servicing asset at fair value within its other assets category. Servicing assets are subsequently measured using the amortization method and amortized to noninterest income. Servicing assets are evaluated for impairment based on the fair value of the assets as compared to carrying amount. At March 31, 2022 and December 31, 2021, the servicing asset totaled $3.7 million and $3.8 million, respectively, and were included in other assets in the Company’s consolidated statement of financial condition. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. At March 31, 2022 and December 31, 2021, the Company determined that no valuation allowance was necessary.

In connection with the acquisition of Opus Bank (“Opus”), the Company acquired Federal Home Loan Mortgage Corporation (“Freddie Mac”) guaranteed structured pass-through certificates, which were issued as a result of Opus’s securitization sale of $509 million in originated multifamily loans through a Freddie Mac-sponsored transaction in December 2016. The Company's continuing involvement includes sub-servicing responsibilities, general representations and warranties, and reimbursement obligations. Servicing responsibilities on loan sales generally include obligations to collect and remit payments of principal and interest, provide foreclosure services, manage payments of taxes and insurance premiums, and otherwise administer the underlying loans. In connection with the securitization transaction, Freddie Mac was designated as the master servicer and appointed the Company to perform sub-servicing responsibilities, which generally include the servicing responsibilities described above with the exception of the servicing of foreclosed or defaulted loans. The overall management, servicing, and resolution of defaulted loans and foreclosed loans are separately designated to the special servicer, a third-party institution that is independent of the master servicer and the Company. The master servicer has the right to terminate the Company in its role as sub-servicer and direct such responsibilities accordingly.

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

To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse Freddie Mac for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date of December 23, 2016. The liability recorded for Company’s exposure to the reimbursement agreement with Freddie Mac was $338,000 as of March 31, 2022 and December 31, 2021.

Loans sold and serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans and participations serviced for others were $542.4 million at March 31, 2022 and $565.8 million at December 31, 2021. Included in those totals are multifamily loans transferred through securitization with Freddie Mac of $75.9 million and $78.1 million at March 31, 2022 and December 31, 2021, respectively, and SBA participations serviced for others of $343.9 million and $365.6 million at March 31, 2022 and December 31, 2021, respectively.

Concentration of Credit Risk

As of March 31, 2022, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located predominately in California. The Company’s loan portfolio contains concentrations of credit in multifamily, CRE non-owner-occupied, CRE owner-occupied, and C&I business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and diversifies its loan portfolio through loan originations, purchases, and sales to meet approved concentration levels.

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus, and likewise in excess of 15% of the Bank’s unimpaired capital plus surplus for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $823.3 million for secured loans and $494.0 million for unsecured loans at March 31, 2022. In order to manage concentration risk, the Bank maintains a house lending limit well below these statutory maximums. At March 31, 2022, the Bank’s largest aggregate outstanding balance of loans to one borrower was $235.5 million primarily comprised of an asset-based line of credit.

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
•Substandard assets are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. These assets are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. OREO acquired through foreclosure is also classified as substandard assets.
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

When a loan is graded as special mention, substandard, or doubtful, the Company obtains an updated valuation of the underlying collateral. Collateral generally consists of accounts receivable, inventory, fixed assets, real estate properties, and cash. If, through the Company’s credit risk management process, it is determined the ultimate repayment of a loan will come from the foreclosure upon and ultimate sale of the underlying collateral, the loan is deemed collateral dependent and evaluated individually to determine an appropriate ACL for the loan. The ACL for such loans is measured as the amount by which the fair value of the underlying collateral, less estimated costs to sell, is less than the amortized cost of the loan. The Company typically continues to obtain or confirm updated valuations of underlying collateral for special mention and classified loans on an annual or biennial basis in order to have the most current indication of fair value of the underlying collateral securing the loan. Additionally, once a loan is identified as collateral dependent, due to the likelihood of foreclosure, and repayment of the loan is expected to come from the eventual sale of the underlying collateral, an analysis of the underlying collateral is performed at least quarterly. Changes in the estimated fair value of the collateral are reflected in the lifetime ACL for the loan. Balances deemed to be uncollectable are promptly charged-off. However, if a loan is not considered collateral dependent and management determines that the loan no longer possesses risk characteristics similar to other loans in the loan portfolio, the loan is individually evaluated, and the associated ACL is determined through the use of a discounted cash flow analysis.

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as of March 31, 2022:

	Term Loans by Vintage
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving Converted to Term During the Period	Total
March 31, 2022
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$176,426	$670,633	$257,088	$403,482	$348,314	$870,240	$9,354	$—	$2,735,537
Special mention	—	—	—	—	7,633	2,245	—	—	9,878
Substandard	—	—	—	25,780	—	2,955	500	—	29,235
Multifamily
Pass	465,994	2,279,374	871,658	1,082,386	399,926	940,701	286	—	6,040,325
Substandard	—	—	—	—	—	760	—	—	760
Construction and land
Pass	46,203	132,985	79,651	28,556	9,027	7,389	—	—	303,811
SBA secured by real estate
Pass	1,966	130	496	6,135	6,847	18,215	—	—	33,789
Substandard	—	—	—	—	3,282	5,571	—	—	8,853
Total investor loans secured by real estate	690,589	3,083,122	1,208,893	1,546,339	775,029	1,848,076	10,140	—	9,162,188
Business loans secured by real estate
CRE owner-occupied
Pass	250,202	830,646	263,304	279,071	143,848	597,055	4,719	—	2,368,845
Special mention	—	—	—	—	764	—	—	—	764
Substandard	—	—	4,673	2,516	5,140	10,046	—	—	22,375
Franchise real estate secured
Pass	24,715	156,307	35,974	54,053	36,483	76,735	—	—	384,267
SBA secured by real estate
Pass	6,107	7,452	2,357	7,133	4,760	32,189	—	—	59,998
Substandard	—	—	—	—	1,888	6,580	—	—	8,468
Total loans secured by business real estate	281,024	994,405	306,308	342,773	192,883	722,605	4,719	—	2,844,717
Commercial loans
Commercial and industrial
Pass	77,907	417,259	68,739	185,229	105,770	180,774	1,171,092	2,747	2,209,517
Special mention	—	—	339	—	—	142	530	—	1,011
Substandard	963	2,317	—	12	1,365	1,621	25,826	—	32,104
Franchise non-real estate secured
Pass	23,582	159,709	23,309	76,734	41,700	43,597	661	—	369,292
Substandard	—	—	—	1,550	3,517	13,963	—	—	19,030
SBA non-real estate secured
Pass	663	467	543	1,861	756	4,752	—	—	9,042
Special mention	—	—	—	66	—	—	—	—	66
Substandard	—	—	—	75	244	692	642	—	1,653
Total commercial loans	103,115	579,752	92,930	265,527	153,352	245,541	1,198,751	2,747	2,641,715

	Term Loans by Vintage
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving Converted to Term During the Period	Total
March 31, 2022
Retail loans
Single family residential
Pass	$—	$309	$194	$—	$31	$55,677	$23,721	$—	$79,932
Substandard	—	—	—	—	—	46	—	—	46
Consumer loans
Pass	—	10	25	37	10	1,310	3,761	—	5,153
Substandard	—	—	—	4	—	—	—	—	4
Total retail loans	—	319	219	41	41	57,033	27,482	—	85,135
Totals gross loans	$1,074,728	$4,657,598	$1,608,350	$2,154,680	$1,121,305	$2,873,255	$1,241,092	$2,747	$14,733,755

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as of December 31, 2021:

	Term Loans by Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2021
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$708,560	$269,944	$393,097	$387,923	$218,388	$730,736	$9,353	$—	$2,718,001
Special mention	—	—	16,166	7,682	—	—	—	—	23,848
Substandard	—	—	25,777	—	—	2,998	513	—	29,288
Multifamily
Pass	2,260,708	952,127	1,199,505	444,904	479,029	554,067	286	—	5,890,626
Substandard	—	—	—	543	—	765	—	—	1,308
Construction and land
Pass	119,532	97,721	40,556	12,415	3,857	3,559	—	—	277,640
SBA secured by real estate
Pass	130	497	6,259	9,074	12,070	9,198	—	—	37,228
Special mention	—	—	—	957	—	544	—	—	1,501
Substandard	—	—	—	2,343	3,679	2,166	—	—	8,188
Total investor loans secured by real estate	3,088,930	1,320,289	1,681,360	865,841	717,023	1,304,033	10,152	—	8,987,628
Business loans secured by real estate
CRE owner-occupied
Pass	853,044	273,469	287,249	161,636	187,130	464,271	6,738	292	2,233,829
Substandard	—	—	2,553	6,074	2,966	5,592	—	—	17,185
Franchise real estate secured
Pass	156,381	36,335	55,091	40,047	56,288	34,878	1,361	—	380,381
SBA secured by real estate
Pass	6,379	2,364	7,331	9,125	10,734	24,627	—	—	60,560
Special mention	—	—	—	—	—	62	—	—	62
Substandard	—	—	—	2,062	2,690	3,810	—	—	8,562
Total loans secured by business real estate	1,015,804	312,168	352,224	218,944	259,808	533,240	8,099	292	2,700,579

	Term Loans by Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2021
Commercial loans
Commercial and industrial
Pass	$425,683	$79,635	$200,234	$117,471	$123,345	$70,789	$1,032,053	$3,371	$2,052,581
Special mention	—	—	146	—	—	152	14,814	178	15,290
Substandard	1,772	—	14	2,683	863	1,150	27,684	1,075	35,241
Franchise non-real estate secured
Pass	163,865	23,943	85,206	45,061	23,672	31,163	—	—	372,910
Substandard	—	—	1,589	3,627	13,346	1,104	—	—	19,666
SBA non-real estate secured
Pass	474	564	1,292	666	2,806	2,148	—	—	7,950
Special mention	—	—	681	114	—	—	—	—	795
Substandard	—	—	76	339	685	547	653	—	2,300
Total commercial loans	591,794	104,142	289,238	169,961	164,717	107,053	1,075,204	4,624	2,506,733
Retail loans
Single family residential
Pass	313	211	—	32	2,008	68,759	23,920	—	95,243
Substandard	—	—	—	—	—	49	—	—	49
Consumer loans
Pass	11	28	49	19	11	1,394	4,113	—	5,625
Substandard	—	—	5	—	—	35	—	—	40
Total retail loans	324	239	54	51	2,019	70,237	28,033	—	100,957
Totals gross loans	$4,696,852	$1,736,838	$2,322,876	$1,254,797	$1,143,567	$2,014,563	$1,121,488	$4,916	$14,295,897

The following tables stratify loans held for investment by delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+	Total
March 31, 2022
Investor loans secured by real estate
CRE non-owner-occupied	$2,762,632	$—	$—	$12,018	$2,774,650
Multifamily	6,041,085	—	—	—	6,041,085
Construction and land	303,811	—	—	—	303,811
SBA secured by real estate	42,642	—	—	—	42,642
Total investor loans secured by real estate	9,150,170	—	—	12,018	9,162,188
Business loans secured by real estate
CRE owner-occupied	2,387,083	—	—	4,901	2,391,984
Franchise real estate secured	384,267	—	—	—	384,267
SBA secured by real estate	68,025	—	—	441	68,466
Total business loans secured by real estate	2,839,375	—	—	5,342	2,844,717
Commercial loans
Commercial and industrial	2,216,983	25,332	74	243	2,242,632
Franchise non-real estate secured	388,322	—	—	—	388,322
SBA not secured by real estate	10,119	—	—	642	10,761
Total commercial loans	2,615,424	25,332	74	885	2,641,715
Retail loans
Single family residential	79,978	—	—	—	79,978
Consumer loans	5,157	—	—	—	5,157
Total retail loans	85,135	—	—	—	85,135
Totals	$14,690,104	$25,332	$74	$18,245	$14,733,755

December 31, 2021
Investor loans secured by real estate
CRE non-owner-occupied	$2,760,882	$—	$—	$10,255	$2,771,137
Multifamily	5,890,704	1,230	—	—	5,891,934
Construction and land	277,640	—	—	—	277,640
SBA secured by real estate	46,580	—	—	337	46,917
Total investor loans secured by real estate	8,975,806	1,230	—	10,592	8,987,628
Business loans secured by real estate
CRE owner-occupied	2,246,062	—	—	4,952	2,251,014
Franchise real estate secured	380,381	—	—	—	380,381
SBA secured by real estate	68,743	—	—	441	69,184
Total business loans secured by real estate	2,695,186	—	—	5,393	2,700,579
Commercial loans
Commercial and industrial	2,101,558	92	—	1,462	2,103,112
Franchise non-real estate secured	392,576	—	—	—	392,576
SBA not secured by real estate	10,319	73	—	653	11,045
Total commercial loans	2,504,453	165	—	2,115	2,506,733
Retail loans
Single family residential	95,292	—	—	—	95,292
Consumer loans	5,665	—	—	—	5,665
Total retail loans	100,957	—	—	—	100,957
Totals	$14,276,402	$1,395	$—	$18,100	$14,295,897

Individually Evaluated Loans

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

As of March 31, 2022, $55.3 million of loans were individually evaluated with $1.2 million ACL attributed to such loans. At March 31, 2022, $11.8 million of individually evaluated loans were evaluated using a discounted cash flow approach, and $43.5 million of individually evaluated loans were evaluated based on the underlying value of the collateral. All individually evaluated loans were on nonaccrual status at March 31, 2022.

As of December 31, 2021, $31.3 million of loans were individually evaluated, and the ACL attributed to such loans totaled $1.5 million. At December 31, 2021, $12.4 million of individually evaluated loans were evaluated using a discounted cash flow approach, and $18.9 million of individually evaluated loans were evaluated based on the underlying value of the collateral. All individually evaluated loans were on nonaccrual status at December 31, 2021.

Troubled Debt Restructurings

We sometimes modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest-only payments, and, in limited cases, concessions to the outstanding loan balances. These loans are classified as TDRs. TDRs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition or cash flows. A workout plan between us and the borrower is designed to provide a bridge for borrower cash flow shortfalls in the near term. In most cases, the Company initially places TDRs on nonaccrual status, and they may return to accrual status when the loans are brought current, have performed in accordance with the restructured contractual terms for a period of at least six months, and the ultimate collectability of the total contractual restructured principal and interest payments are no longer in doubt. At March 31, 2022 and December 31, 2021, the Company had six loans totaling $16.9 million and $17.3 million, respectively, modified as TDRs, which are comprised of three CRE owner-occupied loans and one C&I loan totaling $5.1 million and $5.2 million, respectively, belonging to one borrower relationship with the terms modified due to bankruptcy, and two franchise non-real estate secured loans totaling $11.8 million and $12.1 million, respectively, belonging to another borrower relationship with the terms modified for payment deferral. During the three months ended March 31, 2022, the three CRE owner-occupied loans and one C&I loan classified as TDRs experienced payment defaults after modifications within the previous 12 months and were in payment default. All TDRs were on nonaccrual status as of March 31, 2022 and December 31, 2021. During the three months ended March 31, 2021, there were no loans modified as TDRs and no TDRs that experienced payment defaults after modifications within the previous 12 months.

Purchased Credit Deteriorated Loans

The Company analyzed acquired loans for more-than-insignificant deterioration in credit quality since their origination. Such loans are classified as purchased credit deteriorated loans. Please see Note 3 - Significant Accounting Policies for more information concerning the accounting for PCD loans. The Company had PCD loans of $542.4 million and $567.6 million at March 31, 2022 and December 31, 2021, respectively.

Acquired loans classified as PCD are recorded at an initial amortized cost, which is comprised of the purchase price of the loans (or initial fair value) and the initial ACL determined for the loans, which is added to the purchase price, as well as any resulting discount or premium related to factors other than credit. The Company accounts for interest income on PCD loans using the interest method, whereby any purchase discounts or premiums are accreted or amortized into interest income as an adjustment of the loan’s yield. Subsequent to acquisition, the ACL for PCD loans is measured in accordance with the Company’s ACL methodology. Please also see Note 6 - Allowance for Credit Losses for more information concerning the Company’s ACL methodology.

Nonaccrual Loans

When loans are placed on nonaccrual status, previously accrued but unpaid interest is reversed from current period earnings. Payments received on nonaccrual loans are generally applied as a reduction to the loan principal balance. If the likelihood of further loss is remote, the Company may recognize interest on a cash basis. Loans may be returned to accruing status if the Company believes that all remaining principal and interest is fully collectible and there has been at least three months of sustained repayment performance since the loan was placed on nonaccrual.

The Company typically does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the timely collection of principal or interest. However, when such loans are well secured and in the process of collection, the Company may continue with the accrual of interest. The Company had loans on nonaccrual status of $55.3 million at March 31, 2022 and $31.3 million at December 31, 2021. The Company did not record income from the receipt of cash payments related to nonaccruing loans during the three months ended March 31, 2022, December 31, 2021, and March 31, 2021. The Company had one CRE owner-occupied loan of $1.8 million in default for more than 90 days and still accruing interest, pending a legal proceeding with repayment reasonably expected at March 31, 2022. The Company had no loans 90 days or more past due and still accruing at December 31, 2021.

The following tables provide a summary of nonaccrual loans as of the dates indicated:

	Nonaccrual Loans (1)
(Dollars in thousands)	Collateral Dependent Loans	ACL	Non-Collateral Dependent Loans	ACL	Total Nonaccrual Loans	Nonaccrual Loans with No ACL
March 31, 2022
Investor loans secured by real estate
CRE non-owner-occupied	$10,243	$1,152	$—	$—	$10,243	$2,627
SBA secured by real estate	573	—	—	—	573	573
Total investor loans secured by real estate	10,816	1,152	—	—	10,816	3,200
Business loans secured by real estate
CRE owner-occupied	4,901	—	—	—	4,901	4,901
SBA secured by real estate	575	—	—	—	575	575
Total business loans secured by real estate	5,476	—	—	—	5,476	5,476
Commercial loans
Commercial and industrial	26,588	—	—	—	26,588	26,588
Franchise non-real estate secured	—	—	11,779	—	11,779	11,779
SBA non-real estate secured	642	—	—	—	642	642
Total commercial loans	27,230	—	11,779	—	39,009	39,009
Retail loans
Single family residential	8	—	—	—	8	8
Total retail loans	8	—	—	—	8	8
Total nonaccrual loans	$43,530	$1,152	$11,779	$—	$55,309	$47,693

December 31, 2021
Investor loans secured by real estate
CRE non-owner-occupied	$10,255	$1,455	$—	$—	$10,255	$2,640
SBA secured by real estate	937	—	—	—	937	937
Total investor loans secured by real estate	11,192	1,455	—	—	11,192	3,577
Business loans secured by real estate
CRE owner-occupied	4,952	—	—	—	4,952	4,952
SBA secured by real estate	589	—	—	—	589	589
Total business loans secured by real estate	5,541	—	—	—	5,541	5,541
Commercial loans
Commercial and industrial	1,462	—	336	—	1,798	1,797
Franchise non-real estate secured	—	—	12,079	—	12,079	12,079
SBA non-real estate secured	653	—	—	—	653	653
Total commercial loans	2,115	—	12,415	—	14,530	14,529
Retail loans
Single family residential	10	—	—	—	10	10
Total retail loans	10	—	—	—	10	10
Total nonaccrual loans	$18,858	$1,455	$12,415	$—	$31,273	$23,657
______________________________
(1) The ACL for nonaccrual loans is determined based on a discounted cash flow methodology unless the loan is considered collateral dependent; otherwise, the ACL for collateral dependent nonaccrual loans is determined based on the estimated fair value of the underlying collateral.

Residential Real Estate Loans In Process of Foreclosure

The Company had no consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of March 31, 2022 or December 31, 2021.

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

The following tables summarize collateral dependent loans by collateral type as of the dates indicated:

(Dollars in thousands)	Office Properties	Industrial Properties	Retail Properties	Land Properties	Hotel Properties	Residential Properties	Business Assets	Total
March 31, 2022
Investor loan secured by real estate
CRE non-owner-occupied	$—	$—	$500	$—	$9,743	$—	$—	$10,243
SBA secured by real estate	—	—	—	—	573	—	—	573
Total investor loans secured by real estate	—	—	500	—	10,316	—	—	10,816
Business loans secured by real estate
CRE owner-occupied	—	—	—	4,901	—	—	—	4,901
SBA secured by real estate	133	442	—	—	—	—	—	575
Total business loans secured by real estate	133	442	—	4,901	—	—	—	5,476
Commercial loans
Commercial and industrial	—	—	—	242	—	—	26,346	26,588
SBA non-real estate secured	—	—	—	—	—	—	642	642
Total commercial loans	—	—	—	242	—	—	26,988	27,230
Retail loans
Single family residential	—	—	—	—	—	8	—	8
Total retail loans	—	—	—	—	—	8	—	8
Total collateral dependent loans	$133	$442	$500	$5,143	$10,316	$8	$26,988	$43,530

December 31, 2021
Investor loan secured by real estate
CRE non-owner-occupied	$—	$—	$513	$—	$9,742	$—	$—	$10,255
SBA secured by real estate	—	—	—	—	937	—	—	937
Total investor loans secured by real estate	—	—	513	—	10,679	—	—	11,192
Business loans secured by real estate
CRE owner-occupied	—	—	—	4,952	—	—	—	4,952
SBA secured by real estate	148	441	—	—	—	—	—	589
Total business loans secured by real estate	148	441	—	4,952	—	—	—	5,541
Commercial loans
Commercial and industrial	—	—	—	245	—	—	1,217	1,462
SBA non-real estate secured	—	—	—	—	—	—	653	653
Total commercial loans	—	—	—	245	—	—	1,870	2,115
Retail loans
Single family residential	—	—	—	—	—	10	—	10
Total retail loans	—	—	—	—	—	10	—	10
Total collateral dependent loans	$148	$441	$513	$5,197	$10,679	$10	$1,870	$18,858

Note 6 – Allowance for Credit Losses

The Company maintains an ACL for loans and unfunded loan commitments in accordance with ASC 326 - Financial Instruments - Credit Losses. ASC 326 requires the Company to recognize estimates for lifetime credit losses on loans and unfunded loan commitments at the time of origination or acquisition. The recognition of credit losses at origination or acquisition represents the Company’s best estimate of lifetime expected credit losses, given the facts and circumstances associated with a particular loan or group of loans with similar risk characteristics. Determining the ACL involves the use of significant management judgement and estimates, which are subject to change based on management’s ongoing assessment of the credit quality of the loan portfolio and changes in economic forecasts used in the model. The Company uses a discounted cash flow model when determining estimates for the ACL for commercial real estate loans and commercial loans, which comprise the majority of the loan portfolio, and uses a historical loss rate model for retail loans. The Company also utilizes proxy loan data in its ACL model where the Company’s own historical data is not sufficiently available.

The discounted cash flow model is applied on an instrument-by-instrument basis, and for loans with similar risk characteristics, to derive estimates for the lifetime ACL for each loan. The discounted cash flow methodology relies on several significant components essential to the development of estimates for future cash flows on loans and unfunded commitments. These components consist of: (i) the estimated PD, (ii) the estimated LGD, which represents the estimated severity of the loss when a loan is in default, (iii) estimates for prepayment activity on loans, and (iv) the estimated exposure to the Company at default (“EAD”). These components are also heavily influenced by changes in economic forecasts employed in the model over a reasonable and supportable period. The Company’s ACL methodology for unfunded loan commitments also includes assumptions concerning the probability an unfunded commitment will be drawn upon by the borrower. These assumptions are based on the Company’s historical experience.

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

Probability of Default

The PD for investor loans secured by real estate is based largely on a model provided by a third party, using proxy loan information. The PDs generated by this model are reflective of current and expected economic conditions and conditions in the commercial real estate market, and how they are expected to impact loan level and property level attributes, and ultimately the likelihood of a default event occurring. This model also incorporates assumptions for PD at a loan’s maturity. Significant loan and property level attributes include: loan-to-value (“LTV”) ratios, debt service coverage, loan size, loan vintage, and property types.

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

Loss Given Default

LGDs for commercial real estate loans are derived from a third party, using proxy loan information, and are based on loan and property level characteristics for loans in the Company’s loan portfolio, such as: LTVs, estimated time to resolution, property size, and current and estimated future market price changes for underlying collateral. The LGD is highly dependent upon LTV ratios, and incorporates estimates for the expense associated with managing the loan through to resolution. LGDs also incorporate an estimate for the loss severity associated with loans where the borrower fails to meet their debt obligation at maturity, such as through a balloon payment or the refinancing of the loan through another lender. External factors that have an impact on LGDs include: changes in the index for CRE pricing, GDP growth rate, unemployment rates, and the Consumer Price Index. LGDs are applied to each loan in the commercial real estate portfolio, and in conjunction with the PD, produce estimates for net cash flows not expected to be collected over the estimated term of the loan.

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

Economic Forecasts

GAAP requires the Company to develop reasonable and supportable forecasts of future conditions, and estimate how those forecasts are expected to impact a borrower’s ability to satisfy their obligation to the Bank and the ultimate collectability of future cash flows over the life of a loan. The Company uses economic scenarios from an independent third party. These scenarios are based on past events, current conditions, and the likelihood of future events occurring. These scenarios typically are comprised of: (1) a base-case scenario, (2) an upside scenario, representing slightly better economic conditions than currently experienced, and (3) a downside scenario, representing recessionary conditions. Management periodically evaluates appropriateness of economic scenarios and may decide that a particular economic scenario or a combination of probability-weighted economic scenarios should be used in the Company’s ACL model. The economic scenarios chosen for the model, the extent to which more than one scenario is used, and the weights that are assigned to them, are based on the likelihood that the economy would perform better than each scenario, which is based in part on analysis performed by an independent third-party. Economic scenarios chosen, as well as the assumptions within those scenarios, and whether to use a probability-weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events such as the ongoing COVID-19 pandemic, the war between Russia and Ukraine, and ongoing inflationary pressures throughout the U.S. economy. The Company recognizes the non-linearity of credit losses relative to economic performance and thus the Company believes consideration of, and if appropriate under the circumstances, use of multiple probability-weighted economic scenarios is appropriate in estimating credit losses over the forecast period. This approach is based on certain assumptions. The first assumption is that no single forecast of the economy, however detailed or complex, is completely accurate over a reasonable forecast time-frame, and is subject to revisions over time. By considering multiple scenario outcomes and assigning reasonable probability weightings to them, some of the uncertainty associated with a single scenario approach, the Company believes, is mitigated.

As of March 31, 2022, the Company’s ACL model used three weighted scenarios representing a base-case scenario, an upside scenario, and a downside scenario. The weightings assigned to each scenario were as follows: the base-case scenario, or most likely scenario, was assigned a weighting of 40%, while the upside and downside scenarios were each assigned a weighting of 30%. The Company evaluated the weightings of each economic scenario in the current period and determined the current weightings of 40% for the base-case scenario, and 30% for each of the upside and downside scenarios appropriately reflect the likelihood of outcomes for each scenario given the current economic environment. The use of three weighted scenarios at March 31, 2022 and the weighting assigned to each scenario is consistent with the approach used in the Company’s ACL model at December 31, 2021.

Given recent developments in the geopolitical landscape with the war between Russia and Ukraine, ongoing inflationary pressures in the U.S. economy, and general uncertainty surrounding future economic conditions, the Company took into consideration these and other factors when determining the appropriateness of economic scenarios used in the ACL model at March 31, 2022. As a result, the Company used the economic forecast as of December 31, 2021 in the ACL model, which was more reflective of the current economic environment as well as the likelihood of future economic conditions occurring as of March 31, 2022. Further, economic scenarios used in the ACL model include the current and estimated future impact associated with the ongoing COVID-19 pandemic.

The Company currently forecasts PDs and LGDs based on economic scenarios over a two-year period, which we believe is a reasonable and supportable period. Beyond this point, PDs and LGDs revert to their long-term averages. The Company has reflected this reversion over a period of three years in each of its economic scenarios used to generate the overall probability-weighted forecast. Changes in economic forecasts impact the PD, LGD, and EAD for each loan, and therefore influence the amount of future cash flows for each loan the Company does not expect to collect.

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

As of March 31, 2022, the Company’s ACL model incorporated the following assumptions for key economic variables in the base-case, upside, and downside scenarios, which are largely unchanged from those used in the ACL model at December 31, 2021:

Base-case Scenario:

•U.S. unemployment declines to 3.5% through the end of 2022 and holds relatively constant at approximately 3.5% throughout 2023.
•U.S. real GDP growth decelerates throughout 2022 from approximately 5.4% to approximately 2.8% by the end of 2022. U.S. real GDP growth accelerates slightly from 2.7% from the beginning of 2023 to 2.8% towards the end of 2023.
•CRE index growth accelerates in 2022 from 0.4% in the second quarter of 2022 to approximately 8.3% by the end of 2022. Growth in the CRE index then decelerates from approximately 11.2% at the beginning of 2023 to 6.8% by the end of 2023.
•The 10-year U.S. Treasury yield ends 2022 at approximately 2.4%, and increases to approximately 3.1% by the end of 2023.

Upside Scenario:

•U.S. unemployment rate declines to approximately 3.1% through the end of 2022 and holds relatively constant at approximately 3.0% throughout 2023.
•U.S. real GDP growth decelerates throughout 2022 from approximately 9.3% to approximately 4.2% by the end of 2022. U.S. real GDP growth decelerates from approximately 4.4% in early 2023 to approximately 1.9% by the end of 2023.
•CRE index growth accelerates in 2022 from approximately 1.9% in the second quarter of 2022 to approximately 14.1% by the end of 2022. Growth in the CRE index then decelerates from approximately 15.0% at the beginning of 2023 to approximately 6.9% by the end of 2023.
•The 10-year U.S. Treasury yield ends 2022 at approximately 2.3%, and then increases to approximately 3.0% by the end of 2023.

Downside Scenario:

•U.S. unemployment rate increases to approximately 8.2% through the end of 2022 and then declines moderately to approximately 8.0% by the end of 2023.
•U.S. real GDP declines decelerate in 2022 from approximately -4.0% in the second quarter to approximately -1.9% by the end of 2023. U.S. real GDP then returns to accelerating growth throughout 2023, with growth of approximately 3.4% by the end of 2023.
•CRE index declines accelerate in 2023 from approximately -3.5% in the second quarter of 2023 to approximately -19.5% by the end of 2023. The CRE index declines decelerate through the third quarter of 2023 from approximately -10.9% to -3.8%. The CRE index then returns to growth in the fourth quarter of 2023.
•The 10-year U.S. Treasury yield ends 2022 at approximately 1.2%, and then increases to approximately 2.1% by the end of 2023.

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

As of March 31, 2022, qualitative adjustments primarily relate to certain segments of the loan portfolio deemed by management to be of a higher-risk profile where management believes the quantitative component of the Company’s ACL model may not have fully captured the associated impact to the ACL. In addition, qualitative adjustments also relate to heightened uncertainty as to future macroeconomic conditions and the related impact on certain loan segments. Qualitative adjustments to the ACL were made for SBA investor loans secured by real estate, construction loans, and franchise loans. Management reviews the need for an appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.

The following tables provides the allocation of the ACL for loans held for investment as well as the activity in the ACL attributed to various segments in the loan portfolio as of, and for the periods indicated:

	Three Months Ended March 31, 2022
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner occupied	$37,380	$—	$—	$(1,406)	$35,974
Multifamily	55,209	—	—	(884)	54,325
Construction and land	5,211	—	—	8	5,219
SBA secured by real estate	3,201	(70)	—	(81)	3,050
Business loans secured by real estate
CRE owner-occupied	29,575	—	10	2,306	31,891
Franchise real estate secured	7,985	—	—	(8)	7,977
SBA secured by real estate	4,866	—	—	329	5,195
Commercial loans
Commercial and industrial	38,136	(2,179)	1,841	800	38,598
Franchise non-real estate secured	15,084	—	—	(780)	14,304
SBA non-real estate secured	565	(50)	2	(27)	490
Retail loans
Single family residential	255	—	—	(22)	233
Consumer loans	285	—	—	(24)	261
Totals	$197,752	$(2,299)	$1,853	$211	$197,517

	Three Months Ended March 31, 2021
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner occupied	$49,176	$(154)	$—	$(3,477)	$45,545
Multifamily	62,534	—	—	17,281	79,815
Construction and land	12,435	—	—	828	13,263
SBA secured by real estate	5,159	(265)	—	247	5,141
Business loans secured by real estate
CRE owner-occupied	50,517	—	15	(8,938)	41,594
Franchise real estate secured	11,451	—	—	(575)	10,876
SBA secured by real estate	6,567	(98)	—	(18)	6,451
Commercial loans
Commercial and industrial	46,964	(1,279)	601	(2,913)	43,373
Franchise non-real estate secured	20,525	(156)	—	(1,466)	18,903
SBA non-real estate secured	995	—	2	(107)	890
Retail loans
Single family residential	1,204	—	—	(382)	822
Consumer loans	491	—	—	(165)	326
Totals	$268,018	$(1,952)	$618	$315	$266,999

The decrease in the ACL for loans held for investment during the three months ended March 31, 2022 of $235,000 was comprised of $446,000 in net charge-offs, partially offset by a $211,000 provision for credit losses. The provision for credit losses for the three months ended March 31, 2022 was reflective of higher loans held for investment and growing economic uncertainties, offset by improved economic forecasts and asset quality.

The decrease in the ACL for loans held for investment during the three months ended March 31, 2021 of $1.0 million is reflective of $1.3 million in net charge-offs, partially offset by a $315,000 provision for credit losses. The provision for credit losses for the three months ended March 31, 2021 was reflective of unfavorable economic conditions and forecasts used in the Company’s ACL model.

The following tables present PD bands for investor loans secured by real estate, business loans secured by real estate, and commercial loans segments of the loan portfolio as of the dates indicated.

	Term Loans by Vintage
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving Converted to Term During the Period	Total
March 31, 2022
Investor loans secured by real estate
CRE non-owner-occupied
0% - 5.00%	$176,426	$651,475	$250,051	$369,190	$339,561	$791,623	$9,354	$—	$2,587,680
>5.00% - 10.00%	—	8,632	1,141	718	16,386	54,229	—	—	81,106
Greater than 10%	—	10,526	5,896	59,354	—	29,588	500	—	105,864
Multifamily
0% - 5.00%	461,776	2,251,232	865,755	1,057,766	398,127	926,880	286	—	5,961,822
>5.00% - 10.00%	4,218	23,077	5,903	24,620	1,799	14,581	—	—	74,198
Greater than 10%	—	5,065	—	—	—	—	—	—	5,065
Construction and Land
0% - 5.00%	45,018	106,397	62,442	15,840	5,618	7,389	—	—	242,704
>5.00% - 10.00%	1,185	23,088	13,821	4,815	—	—	—	—	42,909
Greater than 10%	—	3,500	3,388	7,901	3,409	—	—	—	18,198
SBA secured by real estate
0% - 5.00%	1,966	130	496	6,135	10,129	23,213	—	—	42,069
>5.00% - 10.00%	—	—	—	—	—	—	—	—	—
Greater than 10%	—	—	—	—	—	573	—	—	573
Total investor loans secured by real estate	690,589	3,083,122	1,208,893	1,546,339	775,029	1,848,076	10,140	—	9,162,188
Business loans secured by real estate
CRE owner-occupied
0% - 5.00%	250,202	830,646	263,304	279,071	143,848	597,055	4,719	—	2,368,845
>5.00% - 10.00%	—	—	—	—	764	—	—	—	764
Greater than 10%	—	—	4,673	2,516	5,140	10,046	—	—	22,375
Franchise real estate secured
0% - 5.00%	24,715	152,674	35,974	54,053	35,233	73,922	—	—	376,571
>5.00% - 10.00%	—	1,245	—	—	1,250	2,813	—	—	5,308
Greater than 10%	—	2,388	—	—	—	—	—	—	2,388
SBA secured by real estate
0% - 5.00%	6,107	7,452	1,596	5,785	3,459	22,774	—	—	47,173
>5.00% - 10.00%	—	—	761	1,348	1,302	9,414	—	—	12,825
Greater than 10%	—	—	—	—	1,887	6,581	—	—	8,468
Total business loans secured by real estate	281,024	994,405	306,308	342,773	192,883	722,605	4,719	—	2,844,717

	Term Loans by Vintage
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving Converted to Term During the Period	Total
March 31, 2022
Commercial loans
Commercial and industrial
0% - 5.00%	75,796	410,671	67,470	178,211	101,951	177,185	854,129	1,247	1,866,660
>5.00% - 10.00%	2,111	6,964	1,608	7,018	3,819	3,589	317,797	—	342,906
Greater than 10%	963	1,941	—	12	1,365	1,763	25,522	1,500	33,066
Franchise non-real estate secured
0% - 5.00%	23,120	158,940	15,289	62,490	36,456	35,717	555	—	332,567
>5.00% - 10.00%	462	769	8,020	14,244	5,244	7,306	106	—	36,151
Greater than 10%	—	—	—	1,550	3,517	14,537	—	—	19,604
SBA not secured by real estate
0% - 5.00%	663	467	477	87	266	2,451	—	—	4,411
>5.00% - 10.00%	—	—	66	1,775	490	2,301	—	—	4,632
Greater than 10%	—	—	—	140	244	692	642	—	1,718
Total commercial loans	$103,115	$579,752	$92,930	$265,527	$153,352	$245,541	$1,198,751	$2,747	$2,641,715

	Term Loans by Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2021
Investor loans secured by real estate
CRE non-owner-occupied
0% - 5.00%	$654,823	$233,718	$375,691	$392,892	$193,762	$682,357	$4,022	$—	$2,537,265
>5.00% - 10.00%	37,931	22,965	9,174	2,713	23,559	23,707	5,331	—	125,380
Greater than 10%	15,806	13,261	50,175	—	1,067	27,670	513	—	108,492
Multifamily
0% - 5.00%	2,242,420	929,964	1,174,859	442,410	470,107	548,156	286	—	5,808,202
>5.00% - 10.00%	13,226	7,393	24,646	1,807	8,922	6,676	—	—	62,670
Greater than 10%	5,062	14,770	—	1,230	—	—	—	—	21,062
Construction and land
0% - 5.00%	110,545	81,029	23,030	8,321	3,857	3,559	—	—	230,341
>5.00% - 10.00%	5,500	14,264	9,931	4,094	—	—	—	—	33,789
Greater than 10%	3,487	2,428	7,595	—	—	—	—	—	13,510
SBA secured by real estate
0% - 5.00%	130	497	6,259	12,374	15,149	11,572	—	—	45,981
>5.00% - 10.00%	—	—	—	—	—	—	—	—	—
Greater than 10%	—	—	—	—	600	336	—	—	936
Total investor loans secured by real estate	3,088,930	1,320,289	1,681,360	865,841	717,023	1,304,033	10,152	—	8,987,628

	Term Loans by Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2021
Business loans secured by real estate
CRE owner-occupied
0% - 5.00%	853,044	273,469	287,249	161,635	187,130	456,170	6,738	292	2,225,727
>5.00% - 10.00%	—	—	—	—	—	8,101	—	—	8,101
Greater than 10%	—	—	2,553	6,075	2,966	5,592	—	—	17,186
Franchise real estate secured
0% - 5.00%	154,009	36,335	55,091	37,559	53,519	33,635	1,361	—	371,509
>5.00% - 10.00%	843	—	—	2,488	2,769	1,243	—	—	7,343
Greater than 10%	1,529	—	—	—	—	—	—	—	1,529
SBA secured by real estate
0% - 5.00%	6,379	2,364	6,040	8,986	8,718	16,947	—	—	49,434
>5.00% - 10.00%	—	—	1,291	139	2,006	7,681	—	—	11,117
Greater than 10%	—	—	—	2,062	2,700	3,871	—	—	8,633
Total business loans secured by real estate	1,015,804	312,168	352,224	218,944	259,808	533,240	8,099	292	2,700,579
Commercial loans
Commercial and industrial
0% - 5.00%	417,780	77,755	192,478	114,593	120,869	67,194	680,662	3,380	1,674,711
>5.00% - 10.00%	8,349	1,880	7,757	2,878	2,476	3,595	375,829	341	403,105
Greater than 10%	1,326	—	159	2,683	863	1,302	18,060	903	25,296
Franchise non-real estate secured
0% - 5.00%	155,064	18,370	64,503	39,389	21,483	21,524	—	—	320,333
>5.00% - 10.00%	8,801	5,573	20,703	5,672	2,189	8,840	—	—	51,778
Greater than 10%	—	—	1,589	3,627	13,346	1,903	—	—	20,465
SBA not secured by real estate
0% - 5.00%	474	564	1,088	370	732	1,636	—	—	4,864
>5.00% - 10.00%	—	—	205	410	2,074	512	—	—	3,201
Greater than 10%	—	—	756	339	685	547	653	—	2,980
Total commercial loans	$591,794	$104,142	$289,238	$169,961	$164,717	$107,053	$1,075,204	$4,624	$2,506,733

A significant driver in the ACL for loans in the investor real estate secured and business real estate secured segments is estimated LTV ratio. The following tables summarize the amortized cost of loans in these segments by current estimated LTV and by year of origination as of the dates indicated:

	Term Loans by Vintage
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving Converted to Term During the Period	Total
March 31, 2022
Investor loans secured by real estate
CRE non-owner-occupied
55% and below	$80,360	$370,848	$138,963	$182,092	$166,633	$592,412	$9,854	—	$1,541,162
>55-65%	88,510	238,821	90,596	154,776	54,175	250,482	—	—	877,360
>65-75%	7,556	60,735	27,529	56,266	130,804	27,166	—	—	310,056
Greater than 75%	—	229	—	36,128	4,335	5,380	—	—	46,072
Multifamily
55% and below	111,585	409,021	197,947	256,819	169,113	449,182	286	—	1,593,953
>55-65%	209,094	944,247	367,310	466,705	194,097	348,010	—	—	2,529,463
>65-75%	142,824	896,113	303,401	353,096	36,716	134,308	—	—	1,866,458
Greater than 75%	2,491	29,993	3,000	5,766	—	9,961	—	—	51,211
Construction and land
55% and below	46,203	129,135	79,651	10,675	4,155	7,389	—	—	277,208
>55-65%	—	3,850	—	8,916	4,872	—	—	—	17,638
>65-75%	—	—	—	8,965	—	—	—	—	8,965
Greater than 75%	—	—	—	—	—	—	—	—	—
SBA secured by real estate
55% and below	1,966	—	—	—	1,469	2,908	—	—	6,343
>55-65%	—	—	—	2,392	1,941	4,307	—	—	8,640
>65-75%	—	130	—	2,654	3,113	7,158	—	—	13,055
Greater than 75%	—	—	496	1,089	3,606	9,413	—	—	14,604
Total investor loans secured by real estate	690,589	3,083,122	1,208,893	1,546,339	775,029	1,848,076	10,140	—	9,162,188
Business loan secured by real estate
CRE owner-occupied
55% and below	121,356	401,001	109,427	104,982	79,468	450,860	4,719	—	1,271,813
>55-65%	59,295	202,766	52,624	63,290	29,886	107,522	—	—	515,383
>65-75%	60,334	190,253	105,172	103,746	35,344	32,545	—	—	527,394
Greater than 75%	9,217	36,626	754	9,569	5,054	16,174	—	—	77,394
Franchise real estate secured
55% and below	17,475	39,481	16,725	14,418	12,385	23,380	—	—	123,864
>55-65%	—	45,789	11,986	3,995	7,313	12,726	—	—	81,809
>65-75%	1,792	33,932	5,426	32,540	9,235	35,728	—	—	118,653
Greater than 75%	5,448	37,105	1,837	3,100	7,550	4,901	—	—	59,941
SBA secured by real estate
55% and below	1,040	2,508	589	1,646	962	17,411	—	—	24,156
>55-65%	—	724	555	199	1,454	9,264	—	—	12,196
>65-75%	—	1,178	327	3,465	647	7,823	—	—	13,440
Greater than 75%	5,067	3,042	886	1,823	3,585	4,271	—	—	18,674
Total business loans secured by real estate	$281,024	$994,405	$306,308	$342,773	$192,883	$722,605	$4,719	$—	$2,844,717

	Term Loans by Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2021
Investor loans secured by real estate
CRE non-owner-occupied
55% and below	$366,617	$141,752	$184,553	$171,879	$130,679	$533,990	$9,866	$—	$1,539,336
>55-65%	277,092	91,539	155,908	86,933	79,043	172,713	—	—	863,228
>65-75%	64,619	36,653	58,350	131,975	5,662	25,446	—	—	322,705
Greater than 75%	232	—	36,229	4,818	3,004	1,585	—	—	45,868
Multifamily
55% and below	397,562	226,129	285,520	181,826	197,276	279,880	286	—	1,568,479
>55-65%	932,115	416,712	510,840	219,710	185,773	198,802	—	—	2,463,952
>65-75%	906,910	306,272	391,686	41,174	94,142	67,964	—	—	1,808,148
Greater than 75%	24,121	3,014	11,459	2,737	1,838	8,186	—	—	51,355
Construction and land
55% and below	116,575	95,293	26,501	4,172	3,857	3,559	—	—	249,957
>55-65%	2,957	2,428	5,095	6,650	—	—	—	—	17,130
>65-75%	—	—	8,960	1,593	—	—	—	—	10,553
Greater than 75%	—	—	—	—	—	—	—	—	—
SBA secured by real estate
55% and below	—	—	—	632	693	2,159	—	—	3,484
>55-65%	—	—	2,399	1,950	1,903	3,595	—	—	9,847
>65-75%	130	—	2,767	3,630	4,444	4,346	—	—	15,317
Greater than 75%	—	497	1,093	6,162	8,709	1,808	—	—	18,269
Total investor loans secured by real estate	3,088,930	1,320,289	1,681,360	865,841	717,023	1,304,033	10,152	—	8,987,628
Business loan secured by real estate
CRE owner-occupied
55% and below	400,857	95,504	107,766	87,779	134,184	347,926	6,738	292	1,181,046
>55-65%	214,798	67,639	60,192	32,283	35,513	80,347	—	—	490,772
>65-75%	188,022	78,589	112,217	41,874	12,241	25,460	—	—	458,403
Greater than 75%	49,367	31,737	9,627	5,774	8,158	16,130	—	—	120,793
Franchise real estate secured
55% and below	32,189	16,889	8,954	12,469	9,163	14,552	1,361	—	95,577
>55-65%	47,521	3,603	10,270	7,442	4,749	9,349	—	—	82,934
>65-75%	39,409	13,991	32,743	11,289	29,641	9,768	—	—	136,841
Greater than 75%	37,262	1,852	3,124	8,847	12,735	1,209	—	—	65,029
SBA secured by real estate
55% and below	4,333	590	1,821	1,123	4,512	14,850	—	—	27,229
>55-65%	452	555	199	954	1,524	8,497	—	—	12,181
>65-75%	1,082	328	3,478	5,208	4,853	2,793	—	—	17,742
Greater than 75%	512	891	1,833	3,902	2,535	2,359	—	—	12,032
Total business loans secured by real estate	$1,015,804	$312,168	$352,224	$218,944	$259,808	$533,240	$8,099	$292	$2,700,579

The following tables present the FICO bands, at origination, for the retail segment of the loan portfolio as of the dates indicated:

	Term Loans by Vintage
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving Converted to Term During the Period	Total
March 31, 2022
Retail loans
Single family residential
Greater than 740	$—	$309	$194	$—	$—	$30,820	$18,657	—	$49,980
>680 - 740	—	—	—	—	31	5,410	4,278	—	9,719
>580 - 680	—	—	—	—	—	6,651	755	—	7,406
Less than 580	—	—	—	—	—	12,842	31	—	12,873
Consumer loans
Greater than 740	—	7	25	26	10	929	1,847	—	2,844
>680 - 740	—	3	—	11	—	330	1,852	—	2,196
>580 - 680	—	—	—	4	—	51	46	—	101
Less than 580	—	—	—	—	—	—	16	—	16
Total retail loans	$—	$319	$219	$41	$41	$57,033	$27,482	$—	$85,135

December 31, 2021
Retail loans
Single family residential
Greater than 740	$313	$211	$—	$—	$1,446	$40,605	$17,553	—	$60,128
>680 - 740	—	—	—	32	103	7,602	5,579	—	13,316
>580 - 680	—	—	—	—	450	6,989	756	—	8,195
Less than 580	—	—	—	—	9	13,612	32	—	13,653
Consumer loans
Greater than 740	7	28	32	19	9	944	2,196	—	3,235
>680 - 740	4	—	17	—	2	431	1,859	—	2,313
>580 - 680	—	—	5	—	—	54	42	—	101
Less than 580	—	—	—	—	—	—	16	—	16
Total retail loans	$324	$239	$54	$51	$2,019	$70,237	$28,033	$—	$100,957

Allowance for Credit Losses for Off-Balance Sheet Commitments

The Company maintains an ACL on off-balance sheet commitments related to unfunded loans and lines of credit, which is included in other liabilities of the consolidated statements of financial condition. The allowance for off-balance sheet commitments was $27.5 million at March 31, 2022, $27.3 million at December 31, 2021, and $32.8 million at March 31, 2021. The provision expense for off-balance sheet commitments of $218,000 during the three months ended March 31, 2022 was related primarily to the increase in off-balance sheet commitments. The provision expense of $1.7 million during the three months ended March 31, 2021 related primarily to an increase in outstanding unfunded loan commitments in conjunction with continued unfavorable economic conditions and forecasts reflected in the Company’s CECL model.

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

Note 7 – Goodwill and Other Intangible Assets

The Company had goodwill of $901.3 million at March 31, 2022 and December 31, 2021, respectively. The Company recorded adjustments to goodwill associated with the acquisition of Opus in the amount of $1.6 million during the first three months of 2021, within the one-year measurement period subsequent to the acquisition date of June 1, 2020. These adjustments largely relate to the finalization of the short-year Opus tax returns. During the second quarter of 2021, the Company finalized its fair value analysis of the acquired assets and assumed liabilities associated with the Opus acquisition.

The following table summarizes the change in the balance of goodwill for the periods indicated below:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2022	2021	2021
Beginning balance	$901,312	$901,312	$898,569
Purchase accounting adjustments	—	—	1,635
Ending balance	$901,312	$901,312	$900,204
Accumulated impairment losses at end of period	$—	$—	$—

The Company’s policy is to assess goodwill for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe the value of goodwill may be impaired.

Other intangible assets with definite lives were $66.0 million at March 31, 2022, consisting of $63.4 million in core deposit intangibles and $2.6 million in customer relationship intangibles. At December 31, 2021, other intangibles assets were $69.6 million, consisted of $66.9 million in core deposit intangibles and $2.7 million in customer relationship intangibles. The following table summarizes the change in the balance of core deposit intangibles and customer relationship intangibles, and the related accumulated amortization for the periods indicated below:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2022	2021	2021
Gross amount of intangible assets:
Beginning balance	$145,212	$145,212	$145,212
Additions due to acquisitions	—	—	—
Ending balance	145,212	145,212	145,212
Accumulated amortization:
Beginning balance	(75,641)	(71,761)	(59,705)
Amortization	(3,593)	(3,880)	(4,143)
Ending balance	(79,234)	(75,641)	(63,848)
Net intangible assets	$65,978	$69,571	$81,364

The Company amortizes core deposit intangibles and customer relationship intangibles based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of customer relationship intangibles. The amortization periods typically range from six to eleven years. The estimated aggregate amortization expense related to our core deposit intangible and customer relationship intangible assets for each of the next five years succeeding December 31, 2021, in order from the present, is $14.0 million, $12.3 million, $11.1 million, $10.0 million, and $8.9 million. The Company’s core deposit and customer relationship intangibles are evaluated annually for impairment or more frequently if events and circumstances lead management to believe their value may not be recoverable. Factors that may ultimately attribute to impairment include customer attrition and run-off. The Company is unaware of any events and/or circumstances that would indicate a possible impairment in the values of core deposit intangible assets and customer relationship intangible assets as of March 31, 2022.

Note 8 – Subordinated Debentures

As of March 31, 2022, the Company had three issuances of subordinated notes with an aggregate carrying value of $330.7 million and a weighted interest rate of 5.32%, compared to $330.6 million with a weighted interest rate of 5.33% at December 31, 2021.

The following table summarizes our outstanding subordinated debentures as of the dates indicated:

				March 31, 2022	December 31, 2021
(Dollars in thousands)	Stated Maturity	Current Interest Rate	Current Principal Balance	Carrying Value
Subordinated notes
Subordinated notes due 2024, 5.75% per annum	September 3, 2024	5.75%	$60,000	$59,701	$59,671
Subordinated notes due 2029, 4.875% per annum until May 15, 2024, 3-month LIBOR +2.5% thereafter	May 15, 2029	4.875%	125,000	123,195	123,132
Subordinated notes due 2030, 5.375% per annum until June 15, 2025, 3-month SOFR +5.170% thereafter	June 15, 2030	5.375%	150,000	147,830	147,764
Total subordinated debentures			$335,000	$330,726	$330,567

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

For additional information on the Company’s subordinated debentures, see “Note 13 — Subordinated Debentures” to the Consolidated Financial Statements of the Company’s 2021 Form 10-K.

For regulatory capital purposes, subordinated notes qualify as Tier 2 capital. The regulatory total capital ratios of the Company and the Bank continued to exceed regulatory minimums, inclusive fully phased-in capital conservation buffer.

Note 9 – Earnings per Share

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

The following tables set forth the Corporation’s earnings per share calculations for the periods indicated:

	Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2022	December 31, 2021	March 31, 2021
Basic
Net income	$66,904	$84,831	$68,668
Less: dividends and undistributed earnings allocated to participating securities	(685)	(876)	(665)
Net income allocated to common stockholders	$66,219	$83,955	$68,003

Weighted average common shares outstanding	93,499,695	93,415,304	93,529,147
Basic earnings per common share	$0.71	$0.90	$0.73

Diluted
Net income allocated to common stockholders	$66,219	$83,955	$68,003

Weighted average common shares outstanding	93,499,695	93,415,304	93,529,147
Diluted effect of share-based compensation	446,379	491,187	564,497
Weighted average diluted common shares	93,946,074	93,906,491	94,093,644
Diluted earnings per common share	$0.70	$0.89	$0.72

Shares or stock options are excluded from the computations of dilutive earnings per share when their inclusion have an anti-dilutive effect. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. For the three months ended March 31, 2022, December 31, 2021, and March 31, 2021 there were no potential common shares that were anti-dilutive.

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

Investment Securities – Investment securities are generally valued based upon quotes obtained from independent third-party pricing services, which use evaluated pricing applications and model processes. Observable market inputs, such as, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data are considered as part of the evaluation. The inputs are related directly to the security being evaluated, or indirectly to a similarly situated security. Market assumptions and market data are utilized in the valuation models. The Company reviews the market prices provided by the third-party pricing service for reasonableness based on the Company’s understanding of the marketplace and credit issues related to the securities. The Company has not made any adjustments to the market quotes provided by them and, accordingly, the Company categorized its investment portfolio within Level 2 of the fair value hierarchy.

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

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	March 31, 2022
	Fair Value Measurement Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets
AFS investment securities:
U.S. Treasury	$—	$13,990	$—	$13,990
Agency	—	375,777	—	375,777
Corporate debt	—	595,065	—	595,065
Municipal bonds	—	415,284	—	415,284
Collateralized mortgage obligations	—	855,256	—	855,256
Mortgage-backed securities	—	966,723	—	966,723
Total AFS investment securities	$—	$3,222,095	$—	$3,222,095

Derivative assets:
Interest rate swaps	$—	$42,972	$—	$42,972
Equity warrants	—	—	1,908	1,908
Total derivative assets	$—	$42,972	$1,908	$44,880

Financial liabilities
Derivative liabilities:
Interest rate swaps	$—	$4,241	$—	$4,241

	December 31, 2021
	Fair Value Measurement Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets
AFS investment securities:
U.S. Treasury	$—	$57,866	$—	$57,866
Agency	—	432,135	—	432,135
Corporate debt	—	453,861	—	453,861
Municipal bonds	—	1,089,913	—	1,089,913
Collateralized mortgage obligations	—	676,643	—	676,643
Mortgage-backed securities	—	1,563,446	—	1,563,446
Total AFS investment securities	$—	$4,273,864	$—	$4,273,864

Derivative assets:
Interest rate swaps	$—	$10,100	$—	$10,100
Equity warrants	—	—	1,889	1,889
Total derivative assets	$—	$10,100	$1,889	$11,989

Financial liabilities
Derivative liabilities:
Interest rate swaps	$—	$5,263	$—	$5,263

The following table is a reconciliation of the fair value of the equity warrants that are classified as Level 3 and measured on a recurring basis as of:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2022	2021	2021
Beginning balance	$1,889	$1,895	$1,914
Change in fair value (1)	19	(6)	(3)
Ending balance	$1,908	$1,889	$1,911
______________________________
(1) The changes in fair value are included in other income on the consolidated statement of income.

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a recurring basis at the dates indicated.

	March 31, 2022
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Equity warrants	$1,908	Black-Scholes option pricing model	Volatility Risk free interest rate Marketability discount	30.00% 1.63% 5.50%	35.00% 2.45% 16.00%	31.16% 1.82% 13.56%

	December 31, 2021
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Equity warrants	$1,889	Black-Scholes option pricing model	Volatility Risk free interest rate Marketability discount	30.00% 0.39% 6.00%	35.00% 0.97% 16.00%	31.14% 0.52% 13.61%

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

At March 31, 2022, the Company’s individually evaluated collateral dependent loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisals available to management. The Company completed partial charge-offs on certain individually evaluated loans based on recent real estate or property appraisals and released the related reserves during the three months ended March 31, 2022.

The following table presents our assets measured at fair value on a nonrecurring basis at the dates indicated.

	March 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets
Collateral dependent loans	$—	$—	$33,869	$33,869

	December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets
Collateral dependent loans	$—	$—	$937	$937
The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at the dates indicated.

	March 31, 2022
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Investor loans secured by real estate
CRE non-owner-occupied	$8,590	Fair value of collateral	Collateral discount and cost to sell	7.00%	7.00%	7.00%
Commercial loans
Commercial and industrial	25,279	Fair value of collateral	Collateral discount and cost to sell	—%	7.40%	6.35%
Total individually evaluated loans	$33,869

	December 31, 2021
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Investor loans secured by real estate
SBA secured by real estate (1)	$937	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
Total individually evaluated loans	$937
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.

Fair Values of Financial Instruments

The fair value estimates presented herein are based on pertinent information available to management as of the dates indicated, representing an exit price.

	At March 31, 2022
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets
Cash and cash equivalents	$809,259	$809,259	$—	$—	$809,259
Interest-bearing time deposits with financial institutions	2,216	2,216	—	—	2,216
Investment securities held-to-maturity	996,382	—	886,050	—	886,050
Investment securities available-for-sale	3,222,095	—	3,222,095	—	3,222,095
Loans held for sale	11,646	—	12,622	—	12,622
Loans held for investment, net	14,733,755	—	—	14,623,169	14,623,169
Derivative assets	44,880	—	42,972	1,908	44,880
Accrued interest receivable	60,922	—	60,922	—	60,922
Liabilities
Deposit accounts	$17,689,223	$—	$17,685,458	$—	$17,685,458
FHLB advances	600,000	—	598,334	—	598,334
Subordinated debentures	330,726	—	338,603	—	338,603
Derivative liabilities	4,241	—	4,241	—	4,241
Accrued interest payable	5,115	—	5,115	—	5,115

	At December 31, 2021
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets
Cash and cash equivalents	$304,703	$304,703	$—	$—	$304,703
Interest-bearing time deposits with financial institutions	2,216	2,216	—	—	2,216
Investment securities held-to-maturity	381,674	—	384,423	—	384,423
Investment securities available-for-sale	4,273,864	—	4,273,864	—	4,273,864
Loans held for sale	10,869	—	11,959	—	11,959
Loans held for investment, net	14,295,897	—	—	14,392,684	14,392,684
Derivative assets	11,989	—	10,100	1,889	11,989
Accrued interest receivable	65,728	65,728	—	—	65,728
Liabilities
Deposit accounts	$17,115,589	$16,057,316	$1,058,822	$—	$17,116,138
FHLB advances	550,000	—	550,093	—	550,093
Other borrowings	8,000	—	8,000	—	8,000
Subordinated debentures	330,567	—	350,359	—	350,359
Derivative liabilities	5,263	—	5,263	—	5,263
Accrued interest payable	2,366	2,366	—	—	2,366

Note 11 – Derivative Instruments

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

Derivatives Designated as Hedging Instruments

Fair Value Hedges – The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. During the second half of 2021, the Company entered into pay-fixed and receive-floating interest rate swaps associated with certain fixed rate loans, primarily commercial real estate loans, to manage its exposure to changes in fair value on these instruments attributable to changes in the designated USD-SOFR-COMPOUND benchmark interest rate. These interest rate swaps are designated as fair value hedges using the last-of-layer method. The Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The fair value hedges are recorded as components of other assets and other liabilities in the Company’s consolidated statements of financial condition. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income in the Company’s consolidated statements of income. At March 31, 2022 and December 31, 2021, interest rate swaps with an aggregate notional amount of $1.20 billion were designated as fair value hedges.

The following amounts were recorded on the consolidated statement of financial condition related to cumulative basis adjustment for fair value hedges as of the dates indicated:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Loans held for investment(1)	$1,160,779	$1,194,702	$(39,221)	$(5,298)
Total	$1,160,779	$1,194,702	$(39,221)	$(5,298)
______________________________
(1) These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At March 31, 2022 and December 31, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $3.47 billion and $3.61 billion, respectively, the cumulative basis adjustments associated with these hedging relationships was $(39.2) million and $(5.3) million, respectively; and the amounts of the designated hedged items were $1.20 billion and $1.20 billion, respectively.

Derivatives Not Designated as Hedging Instruments

Interest Rate Swap Contracts – From time to time, the Company enters into interest rate swap agreements with certain borrowers to assist them in mitigating their interest rate risk exposure associated with the loans they have with the Company. At the same time, the Company enters into identical interest rate swap agreements with another financial institution to mitigate the Company’s interest rate risk exposure associated with the swap agreements it enters into with its borrowers. The Company had over-the-counter derivative instruments and centrally-cleared derivative instruments with matched terms. The fair values of these agreements are determined through a third party valuation model used by the Company’s swap advisory firm, which uses observable market data such as interest rates, prices of Eurodollar futures contracts, and market swap rates. The fair values of these swaps are recorded as components of other assets and other liabilities in the Company’s consolidated balance sheet. Changes in the fair value of these swaps, which occur due to changes in interest rates, are recorded in the Company’s income statement as a component of noninterest income.

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

Equity Warrant Assets – The Company acquired equity warrant assets as a result of the acquisition of Opus. Opus received equity warrant assets through its lending activities, which were accounted for as loan origination fees. The warrants provide the Bank the right to purchase a specific number of equity shares of the respective underlying private company at a certain price before expiration and contain net settlement terms qualifying as derivatives under ASC Topic 815. The Company no longer has loans associated with these borrowers. Changes in the fair value of the warrants are recognized as a component of noninterest income with a corresponding offset within other assets. The total fair value of the warrants was $1.9 million in other assets as of March 31, 2022 and December 31, 2021. The two remaining warrants expire on March 12, 2023 and July 28, 2025, respectively.

The following tables summarize the Company's derivative instruments included in other assets and other liabilities in the consolidated statements of financial condition:

	March 31, 2022
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments designated as hedging instruments:
Fair value hedge - interest rate swap contracts	$1,200,000	$38,734	$—	$—
Total derivative designated as hedging instruments	1,200,000	38,734	—	—
Derivative instruments not designated as hedging instruments:
Interest rate swaps contracts	130,444	4,238	130,444	4,241
Equity warrants	—	1,908	—	—
Total derivative not designated as hedging instruments	130,444	6,146	130,444	4,241
Total derivatives	$1,330,444	$44,880	$130,444	$4,241

	December 31, 2021
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments designated as hedging instruments:
Fair value hedge - interest rate swap contracts	$1,100,000	$4,874	$100,000	$33
Total derivative designated as hedging instruments	1,100,000	4,874	100,000	33
Derivative instruments not designated as hedging instruments:
Interest rate swaps contracts	132,056	5,226	132,056	5,230
Equity warrants	—	1,889	—	—
Total derivative not designated as hedging instruments	132,056	7,115	132,056	5,230
Total derivatives	$1,232,056	$11,989	$232,056	$5,263

The following table presents the effect of fair value hedge accounting on the consolidated statements of income:

		For the Three Months Ended
(Dollars in thousands)	Location of Gain (Loss) Recognized in Income on Derivative Instruments	March 31, 2022	December 31, 2021	March 31, 2021
Gain (loss) on fair value hedging relationships:
Hedged items	Interest Income	$(33,924)	$(4,271)	$—
Derivatives designated as hedging instruments	Interest Income	32,257	3,451	—

The following table summarizes the effect of the derivatives not designated as hedging instruments in the consolidated statements of income.

(Dollars in thousands)		For the Three Months Ended
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income on Derivative Instruments	March 31, 2022	December 31, 2021	March 31, 2021
Interest rate products	Other income	$1	$—	$7
Equity warrants	Other income	19	(5)	(3)
Total		$20	$(5)	$4

Note 12 – Balance Sheet Offsetting

Derivative financial instruments may be eligible for offset in the consolidated statements of financial condition, such as those subject to enforceable master netting arrangements or a similar agreement. Under these agreements, the Company has the right to net settle multiple contracts with the same counterparty. The Company offers an interest rate swap product to qualified customers, which are then paired with derivative contracts the Company enters into with a counterparty bank. While derivative contracts entered into with counterparty banks may be subject to enforceable master netting agreements, derivative contracts with customers may not be subject to enforceable master netting arrangements. The Company elected to account for centrally-cleared derivative contracts on a gross basis. With regard to derivative contracts not centrally cleared through a clearinghouse, regulations require collateral to be posted by the party with a net liability position. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in the value of the derivative. These payments are commonly referred to as variation margin and are treated as settlements of derivative exposure rather than as collateral.

Financial instruments that are eligible for offset in the consolidated statements of financial condition as of the periods indicated are presented below:

				Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
(Dollars in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition	Financial Instruments (1)	Cash Collateral (2)	Net Amount
March 31, 2022
Derivative assets:
Interest rate swaps	$42,972	$—	$42,972	$—	$(25,345)	$17,627
Total	$42,972	$—	$42,972	$—	$(25,345)	$17,627

Derivative liabilities:
Interest rate swaps	$4,241	$—	$4,241	$—	$(172)	$4,069
Total	$4,241	$—	$4,241	$—	$(172)	$4,069

December 31, 2021
Derivative assets:
Interest rate swaps	$10,100	$—	$10,100	$—	$—	$10,100
Total	$10,100	$—	$10,100	$—	$—	$10,100

Derivative liabilities:
Interest rate swaps	$5,263	$—	$5,263	$(4,377)	$(886)	$—
Total	$5,263	$—	$5,263	$(4,377)	$(886)	$—

(1) Represents the fair value of securities pledged with counterparty bank.
(2) Represents cash collateral received from or pledged with counterparty bank.

Note 13 – Leases

The Company accounts for its leases in accordance with ASC 842, which requires the Company to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased asset. The Company’s leases primarily represent future obligations to make payments for the use of buildings or space for its operations. Liabilities to make future lease payments are recorded in accrued expenses and other liabilities, while right-of-use assets are recorded in other assets in the Company’s consolidated statements of financial condition. At March 31, 2022, all of the Company’s leases were classified as operating leases or short-term leases. Short-term leases are leases that have a term of 12 months or less at commencement.

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

The Company’s lease expense is recorded in premises and occupancy expense in the consolidated statements of income. The following table presents the components of lease expense for the periods indicated:

	Three Months Ended
(Dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Operating lease	$4,738	$4,756	5,012
Short-term lease	490	353	507
Total lease expense	$5,228	$5,109	$5,519

The following table presents supplemental information related to operating leases as of and for three months ended:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Balance Sheet:
Operating lease right-of-use assets	$60,819	$64,009
Operating lease liabilities	69,151	72,541

	Three Months Ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Cash Flows:
Operating cash outflow from operating leases	$4,959	$2,000

The following table provides information related to minimum contractual lease payments and other information associated with the Company’s leases as of the dates indicated:

(Dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
March 31, 2022
Operating leases	$14,779	$19,163	$17,111	$11,400	$5,731	$9,541	$77,725
Short-term leases	320	—	—	—	—	—	320
Total contractual base rents (1)	$15,099	$19,163	$17,111	$11,400	$5,731	$9,541	$78,045

Total liability to make lease payments							$69,151
Difference in undiscounted and discounted future lease payments							$8,574
Weighted average discount rate							5.51%
Weighted average remaining lease term (years)							4.6
______________________________
(1) Contractual base rents reflect options to extend and renewals, and do not include property taxes and other operating expenses due under respective lease agreements.

The Company from time to time leases portions of space it owns to other parties. Income received from these transactions is recorded on a straight-line basis over the term of the sublease. For the three months ended March 31, 2022, December 31, 2021, and March 31, 2021, rental income totaled $125,000, $175,000, and $175,000, respectively.

Note 14 – Variable Interest Entities

The Company is involved with VIEs through its loan securitization activities, affordable housing investments that qualify for the low-income housing tax credit (“LIHTC”), and trust subsidiaries, which have issued trust preferred securities. The Company has determined that its interests in these entities meet the definition of variable interests.

As of March 31, 2022 and December 31, 2021, the Company determined it was not the primary beneficiary of the VIEs and did not consolidate its interests in VIEs. The following table provides a summary of the carrying amount of assets and liabilities in the Company’s consolidated statements of financial condition and maximum exposure to loss as of March 31, 2022 and December 31, 2021 that relate to variable interests in non-consolidated VIEs.

	March 31, 2022			December 31, 2021
(Dollars in thousands)	Maximum Loss	Assets	Liabilities	Maximum Loss	Assets	Liabilities
Multifamily loan securitization:
Investment securities (1)	$77,939	$77,939	$—	$81,103	$81,103	$—
Reimbursement obligation (2)	50,901	—	338	50,901	—	338
Affordable housing partnership:
Other investments (3)	65,861	82,732	—	68,765	85,994	—
Unfunded equity commitments (2)	—	—	16,871	—	—	17,229
Total	$194,701	$160,671	$17,209	$200,769	$167,097	$17,567

______________________________
(1) Included in investment securities AFS on the consolidated statement of financial condition.
(2) Included in accrued expenses and other liabilities on the consolidated statement of financial condition.
(3) Included in other assets on the consolidated statement of financial condition.
.

Multifamily loan securitization

With respect to the securitization transaction with Freddie Mac discussed in Note 5 - Loans Held for Investment, the Company’s variable interests reside with the underlying Freddie Mac-issued guaranteed, structured pass-through certificates that were held as investment securities AFS at fair value as of March 31, 2022. Additionally, the Company has variable interests through a reimbursement agreement executed by Freddie Mac that obligates the Company to reimburse Freddie Mac for any defaulted contractual principal and interest payments identified after the ultimate resolution of the defaulted loans. Such reimbursement obligations are not to exceed 10% of the original principal amount of the loans comprising the securitization pool.

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

We believe that our maximum exposure to loss as a result of our involvement with the VIE associated with the securitization is the carrying value of the investment securities issued by Freddie Mac and purchased by the Company. Additionally, our maximum exposure to loss under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $50.9 million. Based upon our analysis of quantitative and qualitative data over the underlying loans included in the securitization pool, as of March 31, 2022 and December 31, 2021, our reserve for estimated losses with respect to the reimbursement obligation was $338,000.

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

The Company’s maximum exposure to loss, exclusive of any potential realization of tax credits, is equal to the commitments invested, adjusted for amortization. The amount of unfunded commitments was included in the investments recognized as assets with a corresponding liability. The table above summarizes the amount of tax credit investments held as assets, the amount of unfunded commitments held as liabilities, and the maximum exposure to loss as of March 31, 2022 and December 31, 2021, respectively.

Note 15 – Subsequent Events

Quarterly cash dividend

On April 22, 2022, the Corporation’s Board of Directors declared a cash dividend of $0.33 per share, payable on May 13, 2022 to shareholders of record on May 6, 2022.

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
•The effect of changes in accounting policies and practices or accounting standards, as may be adopted from time to time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the FASB, or other accounting standards setters, including ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the CECL model, which has changed how we estimate credit losses and has increased the required level of our allowance for credit losses since adoption on January 1, 2020;
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
•The transition away from USD LIBOR and related uncertainty as well as, the risks and costs related to our adoption of SOFR;
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
•Geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, including the war between Russia and Ukraine, which could impact business and economic conditions in the United States and abroad;
•Cybersecurity threats and the cost of defending against them;
•Climate change, including the enhanced regulatory, compliance, credit, and reputational risks and costs;
•Natural disasters, earthquakes, fires, and severe weather;
•Unanticipated regulatory, legal, or judicial proceedings; and
•Our ability to manage the risks involved in the foregoing.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking information and statements to reflect actual results or changes in the factors affecting the forward-looking information and statements. For information on the factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our 2021 Form 10-K in addition to Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q and other reports as filed with the SEC.

Forward-looking information and statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us. Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov.

GENERAL

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition, results of operations, liquidity, and capital resources. This discussion should be read in conjunction with our 2021 Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022.

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

As a California state-chartered commercial bank, which is a member of the Federal Reserve, the Bank is subject to supervision, periodic examination, and regulation by the DFPI, the Federal Reserve, the Consumer Financial Protection Bureau, and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund. In general terms, insurance coverage is up to $250,000 per depositor for all deposit accounts. As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over the Bank. If, as a result of an examination of the Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors, and ultimately, to request the FDIC to terminate the Bank’s deposit insurance. As a California-chartered commercial bank, the Bank is also subject to certain provisions of California law.

Our corporate headquarters are located in Irvine, California. At March 31, 2022, we primarily conduct business throughout the Western Region of the United States from our 61 full-service depository branches located in Arizona, California, Nevada, Oregon, and Washington.

As a result of our organic and strategic growth strategy we have developed a variety of banking products and services within our targeted markets in the Western United States tailored to small- and middle-market businesses, corporations, including the owners and employees of those businesses, professionals, entrepreneurs, real estate investors, and non-profit organizations, as well as consumers in the communities we serve. Through our branches and our website, www.ppbi.com, we provide a wide array of banking products and services such as: various types of deposit accounts, digital banking, treasury management services, online bill payment, and a wide array of loan products, including commercial business loans, lines of credit, SBA loans, commercial real estate loans, agribusiness loans, franchise lending, home equity lines of credit, and construction loans throughout the Western United States in major metropolitan markets within Arizona, California, Nevada, Oregon, and Washington. We also have acquired and enhanced nationwide specialty banking products and services for HOA and HOA management companies, as well as experienced owner-operator franchisees in the QSR industry. Most recently, we have expanded our specialty products and services offerings to include commercial escrow services through our Commerce Escrow division, which facilitates commercial escrow services and tax-deferred commercial real estate exchanges under Section 1031 of the Internal Revenue Code, as well as custodial and maintenance services through our Pacific Premier Trust division, which serves as a custodian for self-directed IRAs as well as certain accounts that do not qualify as IRAs pursuant to the Internal Revenue Code.

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

COVID-19 PANDEMIC

The COVID-19 outbreak was declared a Public Health Emergency of International Concern by the World Health Organization (“WHO”) on January 30, 2020 and a pandemic by the WHO on March 11, 2020. The ongoing COVID-19 global pandemic and national health emergency has caused significant disruption in the United States and international economies and financial markets.

While economic conditions have improved, the ongoing COVID-19 pandemic has placed strain on certain businesses and service providers, many of which have not been able to conduct operations in their usual manner. Should the COVID-19 pandemic persist, we anticipate it could have an impact on the following:

•Loan growth and interest income - Economic activity has expanded since the onset of the COVID-19 pandemic, however the economy continues to experience supply chain disruptions, inflationary pressures, and the uncertainty created by recent geopolitical developments. If the economic recovery begins to wane, it may have an impact on our borrowers, the businesses they operate, and their financial condition. Our borrowers may have less demand for credit needed to invest in and expand their businesses, as well as less demand for real estate and consumer loans. Such factors would place pressure on the level of interest-earning assets, which may negatively impact our interest income.

•Credit quality - Should there be a decline in economic activity, the markets we serve could experience increases in unemployment, declines in consumer confidence, and a reluctance on the part of businesses to invest in and expand their operations, among other things. Such factors may result in additional weakness in economic conditions, place strain on our borrowers, and ultimately impact the credit quality of our loan portfolio. We expect this could result in increases in the level of past due, nonaccrual, and classified loans, as well as higher net charge-offs. While economic conditions have improved since the onset of the COVID-19 pandemic in the first quarter of 2020, there can be no assurance the recovery will continue. As such, should we experience future deterioration in the credit quality of our loan portfolio, it may contribute to the need for additional provisions for credit losses.

•CECL - The Company is required to measure and record credit losses on certain financial assets, such as loans and debt securities, in accordance with the CECL model stipulated under ASC 326. The CECL model for measuring credit losses is highly dependent upon expectations of future economic conditions and requires management judgment. Should the recovery in economic conditions begin to wane and expectations concerning future economic conditions deteriorate, the Company may be required to record additional provisions for credit losses under the CECL model.

•Impairment charges - Should the recovery in economic conditions wane, it could adversely impact the Company’s operating results and the value of certain of our assets. As a result, the Company may be required to write-down the value of certain assets such as goodwill, intangible assets, or deferred tax assets when there is evidence to suggest their value has become impaired or will not be realizable at a future date.

The U.S. government as well as other state and local policy makers have responded to the ongoing COVID-19 pandemic with actions geared to support not only the health and well-being of the public, but also consumers, businesses, and the economy as a whole. However, the ultimate impact and overall effectiveness of these actions is difficult to determine at this time.

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Certain accounting policies require management to make estimates and assumptions that involve a significant level of estimation uncertainty and are reasonably likely to have a material impact on the carrying value of certain assets and liabilities as well as the Company’s results of operations; management considers these to be critical accounting policies. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of the Company’s assets and liabilities as well as the Company’s results of operations in future reporting periods. Our significant accounting policies are described in the Notes to the consolidated financial statements in our 2021 Form 10-K.

Allowance for Credit Losses on Loans and Off-Balance Sheet Commitments

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

The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics, as well as the individual evaluation of loans that are deemed to no longer possess characteristics similar to others in the loan portfolio. The Company measures the ACL on commercial real estate loans and commercial loans through a discounted cash flow approach using a loan’s effective interest rate, while a historical loss rate methodology is used to determine the ACL on retail loans. The Company’s discounted cash flow methodology incorporates a PD and LGD model, which is impacted by expectations of future economic conditions. The Company’s ACL methodology also incorporates estimates and assumptions concerning loan prepayments, future draws on revolving credit facilities, and the probability an unfunded commitment will be drawn upon.

The use of reasonable and supportable forecasts in the ACL methodology requires significant judgment, such as selecting forecast scenarios and related scenario-weighting, as well as determining the appropriate length of the forecast horizon. Management leverages economic projections from a reputable and independent third party to inform and provide its reasonable and supportable economic forecasts. Other internal and external indicators of economic forecasts may also be considered by management when developing forecast metrics. Forecasts of economic conditions and expected credit losses are made over a two-year time horizon, before reverting to long-term average loss rates over a period of three years. Changes in economic forecasts, in conjunction with changes in loan specific attributes, have an impact on a loan’s PD and LGD, which can drive changes in the determination of the ACL and can have a significant impact on the provision for credit losses.

The Company’s ACL methodology also includes adjustments for qualitative factors where appropriate. Qualitative adjustments may be related to and include, but not limited to, factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios, changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL.

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

Please also see Note 6 - Allowance for Credit Losses, of the Notes to the Consolidated Financial Statements for additional discussion concerning the Company’s ACL methodology.

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

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2022	2021	2021
Net income	$66,904	$84,831	$68,668
Plus: amortization of intangible assets expense	3,592	3,880	4,143
Less: amortization of intangible assets expense tax adjustment (1)	1,025	1,107	1,185
Net income for average tangible common equity	$69,471	$87,604	$71,626

Average stockholders’ equity	$2,864,387	$2,851,000	$2,749,641
Less: average intangible assets	68,157	71,897	83,946
Less: average goodwill	901,312	901,312	898,587
Average tangible common equity	$1,894,918	$1,877,791	$1,767,108

Return on average equity (2)	9.34%	11.90%	9.99%
Return on average tangible common equity (2)	14.66%	18.66%	16.21%
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

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Total stockholders’ equity	$2,783,018	$2,886,311
Less: intangible assets	967,290	970,883
Tangible common equity	$1,815,728	$1,915,428

Total assets	$21,622,296	$21,094,429
Less: intangible assets	967,290	970,883
Tangible assets	$20,655,006	$20,123,546

Tangible common equity ratio	8.79%	9.52%

Common shares issued and outstanding	94,945,849	94,389,543

Book value per share	$29.31	$30.58
Less: intangible book value per share	10.19	10.29
Tangible book value per share	$19.12	$20.29

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

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2022	2021	2021
Total noninterest expense	$97,648	$97,252	$92,489
Less: amortization of intangible assets	3,592	3,880	4,143
Less: merger-related expense	—	—	5
Noninterest expense, adjusted	$94,056	$93,372	$88,341

Net interest income before provision for loan losses	$161,839	$170,719	$161,652
Add: total noninterest income	25,894	27,281	23,740
Less: net gain from investment securities	2,134	3,585	4,046
Less: other income - security recoveries	—	1	2
Less: net gain (loss) from debt extinguishment	—	—	(503)
Revenue, adjusted	$185,599	$194,414	$181,847

Efficiency ratio	50.7%	48.0%	48.6%

Core net interest income and core net interest margin are non-GAAP financial measures derived from GAAP based amounts. We calculate core net interest income by excluding scheduled accretion income, accelerated accretion income, premium amortization on CDs, nonrecurring nonaccrual interest paid, and gain (loss) on interest rate in fair value hedging relationships from net interest income. The core net interest margin is calculated as the ratio of core net interest income to average interest-earning assets. Management believes that the exclusion of such items from these financial measures provides useful information to gain an understanding of the operating results of our core business.

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2022	2021	2021
Net interest income	$161,839	$170,719	$161,652
Less: scheduled accretion income	2,857	3,097	3,878
Less: accelerated accretion income	3,083	4,770	5,988
Less: premium amortization on CDs	96	183	1,751
Less: nonrecurring nonaccrual interest paid	(356)	349	(603)
Less: loss on fair value hedging relationships	(1,667)	(819)	—
Core net interest income	$157,826	$163,139	$150,638

Average interest-earning assets	$19,240,232	$19,173,458	$18,490,426

Net interest margin (1)	3.41%	3.53%	3.55%
Core net interest margin (1)	3.33%	3.38%	3.30%
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

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2022	2021	2021
Interest income	$168,546	$177,006	$172,994
Interest expense	6,707	6,287	11,342
Net interest income	161,839	170,719	161,652
Noninterest income	25,894	27,281	23,740
Revenue	187,733	198,000	185,392
Noninterest expense	97,648	97,252	92,489
Add: merger-related expense	—	—	5
Pre-provision net revenue	90,085	100,748	92,908
Pre-provision net revenue (annualized)	$360,340	$402,992	$371,632

Average assets	$20,956,791	$20,867,005	$19,994,260

Pre-provision net revenue on average assets	0.43%	0.48%	0.46%
Pre-provision net revenue on average assets (annualized)	1.72%	1.93%	1.86%

RESULTS OF OPERATIONS

The following table presents the components of results of operations, share data, and performance ratios for the periods indicated:

	Three Months Ended
(Dollar in thousands, except per share data and	March 31,	December 31,	March 31,
percentages)	2022	2021	2021
Operating data
Interest income	$168,546	$177,006	$172,994
Interest expense	6,707	6,287	11,342
Net interest income	161,839	170,719	161,652
Provision for credit losses	448	(14,648)	1,974
Net interest income after provision for credit losses	161,391	185,367	159,678
Net gain from sales of loans	1,494	1,334	361
Other noninterest income	24,400	25,947	23,379
Noninterest expense	97,648	97,252	92,489
Net income before income taxes	89,637	115,396	90,929
Income tax expense	22,733	30,565	22,261
Net income	$66,904	$84,831	$68,668
Pre-provision net revenue (3)	$90,085	$100,748	$92,908
Share data
Earnings per share:
Basic	$0.71	$0.90	$0.73
Diluted	0.70	0.89	0.72
Common equity dividends declared per share	0.33	0.33	0.30
Dividend payout ratio (1)	46.60%	36.72%	41.26%
Performance ratios
Return on average assets (2)	1.28%	1.63%	1.37%
Return on average equity (2)	9.34	11.90	9.99
Return on average tangible common equity (2)(3)	14.66	18.66	16.21
Pre-provision net revenue on average assets (2)(3)	1.72	1.93	1.86
Average equity to average assets	13.67	13.66	13.75
Efficiency ratio (3)	50.7	48.0	48.6
______________________________
(1) Dividend payout ratio is defined as common equity dividends declared per share divided by basic earnings per share.
(2) Ratio is annualized.
(3) Reconciliations of the non-GAAP measures are set forth in the Non-GAAP Measures section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

In the first quarter of 2022, we reported net income of $66.9 million, or $0.70 per diluted share. This compares with net income of $84.8 million, or $0.89 per diluted share, for the fourth quarter of 2021. The decrease in net income was primarily due to a $15.1 million decrease in provision recapture, an $8.9 million decrease in net interest income, a $1.4 million decrease in noninterest income, and a $396,000 increase in noninterest expense, partially offset by a $7.8 million decrease in income tax expense. The provision recapture during the fourth quarter of 2021 was reflective of improving economic forecasts used in the Company’s CECL model relative to prior periods, partially offset by an increase in loans held for investment and changes in loan mix.

Net income of $66.9 million, or $0.70 per diluted share, for the first quarter of 2022 compares to net income for the first quarter of 2021 of $68.7 million, or $0.72 per diluted share. The decrease in net income was primarily due to a $5.2 million increase in noninterest expense, partially offset by a $2.2 million increase in noninterest income, and a $1.5 million decrease in provision for credit losses. The decrease in the provision for credit losses during the first quarter of 2022 was primarily due to higher outstanding unfunded loan commitments in the first quarter of 2021.

For the three months ended March 31, 2022, the Company’s return on average assets was 1.28%, return on average equity was 9.34%, and return on average tangible common equity was 14.66%. For the three months ended December 31, 2021, the return on average assets was 1.63%, the return on average equity was 11.90%, and the return on average tangible common equity was 18.66%. For the three months ended March 31, 2021, the return on average assets was 1.37%, the return on average equity was 9.99%, and the return on average tangible common equity was 16.21%. For additional details, see "non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis.

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

Net interest income totaled $161.8 million in the first quarter of 2022, a decrease of $8.9 million, or 5.2%, from the fourth quarter of 2021. The decrease in net interest income was primarily attributable to lower loan-related fees and lower accretion income as a result of slowing prepayment activity, two fewer days of interest, and lower average investment and loan yields, partially offset by an increase in average earning assets and a favorable remix towards higher yielding loans.

The net interest margin for the first quarter of 2022 was 3.41%, compared with 3.53% in the prior quarter. Our core net interest margin, which excludes the impact of loan accretion income, loss on interest rate contract in fair value hedging relationships, and other adjustments, decreased 5 basis points to 3.33%, compared to 3.38% in the prior quarter, reflecting lower loan prepayment fees, lower average investment and loan yields, partially offset by the favorable shift in average earning-asset mix.

Net interest income for the first quarter of 2022 increased $187,000, or 0.1%, compared to the first quarter of 2021. The increase was attributable to higher average loan and investment balances, lower cost of funds, primarily due to a favorable deposit mix from an $894.6 million increase in average noninterest-bearing checking, and redemptions of higher-cost subordinated debentures, partially offset by lower average interest-earning assets yields.

The following table presents the interest spread, net interest margin, average balances calculated based on daily average, interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, and the average yield/rate by asset and liability component for the periods indicated:

	Average Balance Sheet
	Three Months Ended
	March 31, 2022			December 31, 2021			March 31, 2021
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$322,236	$90	0.11%	$334,371	$66	0.08%	$1,309,366	$301	0.09%
Investment securities	4,546,408	17,852	1.57	4,833,251	19,522	1.62	4,087,451	17,468	1.71
Loans receivable, net (1)(2)	14,371,588	150,604	4.25	14,005,836	157,418	4.46	13,093,609	155,225	4.81
Total interest-earning assets	19,240,232	168,546	3.55	19,173,458	177,006	3.66	18,490,426	172,994	3.79
Noninterest-earning assets	1,716,559			1,693,547			1,503,834
Total assets	$20,956,791			$20,867,005			$19,994,260
Liabilities and equity
Interest-bearing deposits:
Interest checking	$3,537,824	$229	0.03%	$3,501,323	$225	0.03%	$3,060,055	$419	0.06%
Money market	5,343,973	888	0.07	5,467,559	925	0.07	5,447,909	2,588	0.19
Savings	422,186	26	0.02	418,218	27	0.03	368,288	82	0.09
Retail certificates of deposit	1,047,451	530	0.21	1,084,326	517	0.19	1,425,093	1,201	0.34
Wholesale/brokered certificates of deposit	—	—	—	—	—	—	118,854	136	0.46
Total interest-bearing deposits	10,351,434	1,673	0.07	10,471,426	1,694	0.06	10,420,199	4,426	0.17
FHLB advances and other borrowings	225,250	474	0.85	69,538	33	0.19	22,012	65	1.20
Subordinated debentures	330,629	4,560	5.52	330,476	4,560	5.52	501,553	6,851	5.46
Total borrowings	555,879	5,034	3.63	400,014	4,593	4.59	523,565	6,916	5.36
Total interest-bearing liabilities	10,907,313	6,707	0.25	10,871,440	6,287	0.23	10,943,764	11,342	0.42
Noninterest-bearing deposits	6,928,872			6,911,702			6,034,319
Other liabilities	256,219			232,863			266,536
Total liabilities	18,092,404			18,016,005			17,244,619
Stockholders’ equity	2,864,387			2,851,000			2,749,641
Total liabilities and equity	$20,956,791			$20,867,005			$19,994,260
Net interest income		$161,839			$170,719			$161,652

Net interest margin (3)			3.41%			3.53%			3.55%
Cost of deposits (4)			0.04			0.04			0.11
Cost of funds (5)			0.15			0.14			0.27
Ratio of interest-earning assets to interest-bearing liabilities			176.40			176.37			168.96
______________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums.
(2) Interest income includes net discount accretion of $5.9 million, $7.9 million, and $9.9 million, respectively.
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
•Changes in days in a period (changes in days in a period multiplied by daily interest; no changes in days for comparisons of the three months ended March 31, 2022 to the three months ended March 31, 2021);
•Changes in interest rates (changes in interest rates multiplied by prior volume and includes the recognition of discounts/premiums and deferred fees/costs); and
•The net change or the combined impact of volume, days in a period, and rate changes allocated proportionately to changes in volume, days in a period, and changes in interest rates.

	Three Months Ended March 31, 2022
	Compared to
	Three Months Ended December 31, 2021
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Days	Rate	Net
Interest-earning assets
Cash and cash equivalents	$(2)	$(2)	$28	$24
Investment securities	(1,137)	—	(533)	(1,670)
Loans receivable, net	3,890	(3,347)	(7,357)	(6,814)
Total interest-earning assets	2,751	(3,349)	(7,862)	(8,460)
Interest-bearing liabilities
Interest checking	2	(5)	7	4
Money market	(21)	(20)	4	(37)
Savings	—	(1)	—	(1)
Retail certificates of deposit	(16)	(12)	41	13
FHLB advances and other borrowings	176	(11)	276	441
Subordinated debentures	2	—	(2)	—
Total interest-bearing liabilities	143	(49)	326	420
Change in net interest income	$2,608	$(3,300)	$(8,188)	$(8,880)

	Three Months Ended March 31, 2022
	Compared to
	Three Months Ended March 31, 2021
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net
Interest-earning assets
Cash and cash equivalents	$(296)	$85	$(211)
Investment securities	1,882	(1,498)	384
Loans receivable, net	14,273	(18,894)	(4,621)
Total interest-earning assets	15,859	(20,307)	(4,448)
Interest-bearing liabilities
Interest checking	48	(238)	(190)
Money market	(48)	(1,652)	(1,700)
Savings	14	(70)	(56)
Retail certificates of deposit	(267)	(404)	(671)
Wholesale/brokered certificates of deposit	(68)	(68)	(136)
FHLB advances and other borrowings	514	(105)	409
Subordinated debentures	(2,358)	67	(2,291)
Total interest-bearing liabilities	(2,165)	(2,470)	(4,635)
Change in net interest income	$18,024	$(17,837)	$187

Provision for Credit Losses

For the first quarter of 2022, the Company recorded a $448,000 provision expense, compared to a $14.6 million provision recapture during the fourth quarter of 2021, and a $2.0 million provision expense during the first quarter of 2021. The provision expense during the first quarter of 2022 was driven principally by loan growth and higher net charge-offs, as well as the impact of growing macroeconomic uncertainties. With the increasing probability of downside risks due to high inflation, the war between Russia and Ukraine and the uncertainty of its economic impact, and the potential that the economy may enter into a period of recession, the Company is carefully monitoring the current and forecasted macroeconomic environment, as well as key modeling variables.

The provision recapture for the fourth quarter of 2021 was primarily reflective of improving economic forecasts employed in the Company’s CECL model, partially offset by the fourth quarter loan growth and changes in loan mix. The provision expense for the first quarter of 2021 was a result of an increase in outstanding unfunded commitments in the commercial and industrial loan segment in conjunction with continued unfavorable, but improving economic conditions and forecasts reflected in the Company’s CECL model.

Net loan charge-offs for the three months ending March 31, 2022 totaled $446,000, compared with net loan recoveries of $981,000 for the three months ending December 31, 2021, and net loan charge-offs of $1.3 million for the three months ending March 31, 2021.

	Three Months Ended			Variance From
	March 31,	December 31,	March 31,	December 31, 2021		March 31, 2021
(Dollars in thousands)	2022	2021	2021	$	%	$	%
Provision for credit losses
Provision for loan losses	$211	$(14,710)	$315	$14,921	(101.4)%	$(104)	(33.0)%
Provision for unfunded commitments	218	51	1,659	167	327.5	(1,441)	(86.9)
Provision for HTM securities	19	11	—	8	72.7	19	—
Total provision for credit losses	$448	$(14,648)	$1,974	$15,096	(103.1)%	$(1,526)	(77.3)%

Noninterest Income

The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended			Variance From
	March 31,	December 31,	March 31,	December 31, 2021		March 31, 2021
(Dollars in thousands)	2022	2021	2021	$	%	$	%
Noninterest income
Loan servicing income	$419	$505	$458	$(86)	(17.0)%	$(39)	(8.5)%
Service charges on deposit accounts	2,615	2,590	2,032	25	1.0	583	28.7
Other service fee income	367	391	473	(24)	(6.1)	(106)	(22.4)
Debit card interchange fee income	836	769	787	67	8.7	49	6.2
Earnings on bank owned life insurance	3,221	3,521	2,233	(300)	(8.5)	988	44.2
Net gain from sales of loans	1,494	1,334	361	160	12.0	1,133	313.9
Net gain from sales of investment securities	2,134	3,585	4,046	(1,451)	(40.5)	(1,912)	(47.3)
Trust custodial account fees	11,579	11,611	7,222	(32)	(0.3)	4,357	60.3
Escrow and exchange fees	1,661	2,221	1,526	(560)	(25.2)	135	8.8
Other income	1,568	754	4,602	814	108.0	(3,034)	(65.9)
Total noninterest income	$25,894	$27,281	$23,740	$(1,387)	(5.1)%	$2,154	9.1%
Noninterest income for the first quarter of 2022 was $25.9 million, a decrease of $1.4 million from the fourth quarter of 2021. The decrease was primarily due to a $1.5 million decrease in net gain from sales of investment securities and a $560,000 decrease in escrow and exchange fees, partially offset by an $814,000 increase in other income, which included $530,000 higher CRA investment income.
During the first quarter of 2022, the Bank sold $17.8 million of SBA loans for a net gain of $1.5 million, compared to the sales of $13.3 million of SBA loans for a net gain of $1.3 million during the fourth quarter of 2021.

Additionally, during the first quarter of 2022, the Bank sold $658.5 million of investment securities for a net gain of $2.1 million, compared to the sales of $267.1 million of investment securities for a net gain of $3.6 million in the fourth quarter of 2021.

Noninterest income for the first quarter of 2022 increased $2.2 million, compared to the first quarter of 2021. The increase was primarily due to a $4.4 million increase in trust custodial account fees, a $1.1 million increase in net gain from sales of loans, and a $988,000 increase in earnings on bank owned life insurance (“BOLI”), partially offset by a $3.0 million decrease in other income and a $1.9 million decrease in net gain from sales of investment securities.

The net gain from sales of loans for the first quarter of 2022 increased from the same period last year reflecting higher net gain from the sales of $17.8 million of SBA loans for a net gain of $1.5 million, compared with the sales of $1.3 million of SBA loans for a net gain of $69,000 and fully charged-off loans for a net gain of $292,000 during the first quarter of 2021.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended			Variance From
	March 31,	December 31,	March 31,	December 31, 2021		March 31, 2021
(Dollars in thousands)	2022	2021	2021	$	%	$	%
Noninterest expense
Compensation and benefits	$56,981	$56,076	$52,548	$905	1.6%	$4,433	8.4%
Premises and occupancy	11,952	11,403	11,980	549	4.8	(28)	(0.2)
Data processing	5,996	5,881	5,828	115	2.0	168	2.9
Other real estate owned operations, net	—	—	—	—	—	—	—
FDIC insurance premiums	1,396	1,389	1,181	7	0.5	215	18.2
Legal and professional services	4,068	5,870	3,935	(1,802)	(30.7)	133	3.4
Marketing expense	1,809	1,821	1,598	(12)	(0.7)	211	13.2
Office expense	1,203	1,463	1,829	(260)	(17.8)	(626)	(34.2)
Loan expense	1,134	857	1,115	277	32.3	19	1.7
Deposit expense	3,751	3,836	3,859	(85)	(2.2)	(108)	(2.8)
Merger-related expense	—	—	5	—	—	(5)	(100.0)
Amortization of intangible assets	3,592	3,880	4,143	(288)	(7.4)	(551)	(13.3)
Other expense	5,766	4,776	4,468	990	20.7	1,298	29.1
Total noninterest expense	$97,648	$97,252	$92,489	$396	0.4%	$5,159	5.6%

Noninterest expense totaled $97.6 million for the first quarter of 2022, an increase of $396,000 compared to the fourth quarter of 2021, primarily driven by a $990,000 increase in other expense mainly attributable to a higher credit loss reserve for trust custodial account fees receivable and higher expenses for Pacific Premier Trust, a $905,000 increase in compensation and benefits, and a $549,000 increase in premises and occupancy expense, partially offset by a $1.8 million decrease in legal and professional services.

Noninterest expense increased by $5.2 million compared to the first quarter of 2021. The increase was primarily due to a $4.4 million increase in compensation and benefits and a $1.3 million increase in other expense, partially offset by a $626,000 decrease in office expense and a $551,000 decrease in amortization of intangible assets.

The Company’s efficiency ratio was 50.7% for the first quarter of 2022, compared to 48.0% for the fourth quarter of 2021, and 48.6% for the first quarter of 2021.

Income Taxes

For the three months ended March 31, 2022, December 31, 2021, and March 31, 2021, income tax expense was $22.7 million, $30.6 million, and $22.3 million, respectively, and the effective income tax rate was 25.4%, 26.5%, and 24.5%, respectively. Our effective tax rate for the three months ended March 31, 2022 differs from the 21% federal statutory rate due to the impact of state taxes as well as various permanent tax differences, including tax-exempt income from municipal securities, BOLI income, tax credits from low-income housing tax credit investments, and the exercise of stock options and vesting of other stock-based compensation.

The total amount of unrecognized tax benefits was $1.4 million at March 31, 2022 and December 31, 2021, and was comprised of unrecognized tax benefits related to the Opus acquisition in 2020. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $563,000 at March 31, 2022 and December 31, 2021. The Company does not believe that the unrecognized tax benefits will change significantly within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued for $42,000 and $31,000 of such interest at March 31, 2022 and December 31, 2021, respectively. No amounts for penalties were accrued.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income and franchise tax in multiple state jurisdictions. The statute of limitations related to the consolidated Federal income tax returns is closed for all tax years up to and including 2017. The expirations of the statutes of limitations related to the various state income and franchise tax returns vary by state.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and the tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of March 31, 2022 and December 31, 2021.

FINANCIAL CONDITION

At March 31, 2022, assets totaled $21.62 billion, an increase of $527.9 million, or 2.5%, from $21.09 billion at December 31, 2021. The increase was primarily due to increases in cash and cash equivalents of $504.6 million and total loans of $438.6 million, partially offset by a $437.1 million decrease in investment securities. During the quarter, we took actions to position the balance sheet for a higher interest rate environment and macroeconomic uncertainty, which included increasing our liquidity position and reducing the size and duration of the AFS securities portfolio to fund higher yielding loan growth.

Loans

Loans held for investment totaled $14.73 billion at March 31, 2022, an increase of $437.9 million, or 3.1%, from $14.30 billion at December 31, 2021. The increase was driven by an increase in loans funded and higher commercial line utilization rates and lower levels of prepayments and maturities during the first three months of 2022. Commercial line utilization rates increased from an average rate of 35.2% for the fourth quarter of 2021 to 39.5% for the first quarter of 2022. Since December 31, 2021, investor loans secured by real estate increased $174.6 million, business loans secured by real estate increased $144.1 million, commercial loans increased $135.0 million, and retail loans decreased $15.8 million.

The total end-of-period weighted average interest rate on loans, net of fees and discounts, at March 31, 2022 was 3.92%, compared to 3.95% at December 31, 2021. The decrease reflects the impact of lower rates on new originations, prepayments of higher rate loans, and the change in the mix of loans.

Loans held for sale primarily represent the guaranteed portion of SBA loans, which the Bank originates for sale, and totaled $11.6 million at March 31, 2022, an increase of $777,000 from $10.9 million at December 31, 2021.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio, and gives the weighted average interest rate by loan category at the dates indicated:

	March 31, 2022			December 31, 2021
(Dollars in thousands)	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
Investor loans secured by real estate
CRE non-owner-occupied	$2,774,650	18.8%	4.16%	$2,771,137	19.4%	4.19%
Multifamily	6,041,085	41.0	3.70	5,891,934	41.2	3.75
Construction and land	303,811	2.1	4.89	277,640	1.9	4.88
SBA secured by real estate	42,642	0.2	4.98	46,917	0.3	4.98
Total investor loans secured by real estate	9,162,188	62.1	3.89	8,987,628	62.8	3.93
Business loans secured by real estate
CRE owner-occupied	2,391,984	16.2	4.03	2,251,014	15.7	4.07
Franchise real estate secured	384,267	2.7	4.60	380,381	2.7	4.60
SBA secured by real estate	68,466	0.5	5.11	69,184	0.5	5.23
Total business loans secured by real estate	2,844,717	19.4	4.13	2,700,579	18.9	4.18
Commercial loans
Commercial and industrial	2,242,632	15.2	3.62	2,103,112	14.7	3.61
Franchise non-real estate secured	388,322	2.6	4.75	392,576	2.7	4.76
SBA non-real estate secured	10,761	0.1	5.52	11,045	0.1	5.54
Total commercial loans	2,641,715	17.9	3.79	2,506,733	17.5	3.80
Retail loans
Single family residential	79,978	0.5	4.05	95,292	0.7	4.01
Consumer	5,157	0.1	4.87	5,665	0.1	4.98
Total retail loans	85,135	0.6	4.08	100,957	0.8	4.05
Gross loans held for investment (1)	14,733,755	100.0%	3.92	14,295,897	100.0%	3.95
Allowance for credit losses for loans held for investment	(197,517)			(197,752)
Loans held for investment, net	$14,536,238			$14,098,145

Total unfunded loan commitments	$2,940,370			$2,507,911
Loans held for sale, at lower of cost or fair value	$11,646			$10,869
______________________________
(1) Includes net deferred origination fees of $3.9 million and $3.5 million, and unaccreted fair value net purchase discounts of $71.2 million and $77.1 million as of March 31, 2022 and December 31, 2021, respectively.

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally initiate proceedings to pursue our remedies under the loan documents. For loans secured by real estate, we record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale where we generally acquire title to the property. Loans delinquent 30 or more days as a percentage of loans held for investment were 0.30% at March 31, 2022, compared to 0.14% at December 31, 2021. The quarter-over-quarter increase in loan delinquencies was primarily due to the addition of two C&I loans totaling $25.3 million belonging to a single relationship that were 30 - 59 days delinquent at March 31, 2022.

The following table sets forth delinquencies in the Company’s loan portfolio as of the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
At March 31, 2022
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	4	$12,018	4	$12,018
Total investor loans secured by real estate	—	—	—	—	4	12,018	4	12,018
Business loans secured by real estate
CRE owner-occupied	—	—	—	—	3	4,901	3	4,901
SBA secured by real estate	—	—	—	—	1	441	1	441
Total business loans secured by real estate	—	—	—	—	4	5,342	4	5,342
Commercial loans
Commercial and industrial	7	25,332	2	74	1	243	10	25,649
SBA non-real estate secured	—	—	—	—	1	642	1	642
Total commercial loans	7	25,332	2	74	2	885	11	26,291
Retail loans
Total retail loans	—	—	—	—	—	—	—	—
Total	7	$25,332	2	$74	10	$18,245	19	$43,651
Delinquent loans to loans held for investment		0.17%		—%		0.13%		0.30%
.
.

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
At December 31, 2021
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	3	$10,255	3	$10,255
Multifamily	1	1,230	—	—	—	—	1	1,230
SBA secured by real estate	—	—	—	—	1	337	1	337
Total investor loans secured by real estate	1	1,230	—	—	4	10,592	5	11,822
Business loans secured by real estate
CRE owner-occupied	—	—	—	—	3	4,952	3	4,952
SBA secured by real estate	—	—	—	—	1	441	1	441
Total business loans secured by real estate	—	—	—	—	4	5,393	4	5,393
Commercial loans
Commercial and industrial	8	92	—	—	2	1,462	10	1,554
SBA non-real estate secured	1	73	—	—	1	653	2	726
Total commercial loans	9	165	—	—	3	2,115	12	2,280
Retail loans
Total retail loans	—	—	—	—	—	—	—	—
Total	10	$1,395	—	$—	11	$18,100	21	$19,495
Delinquent loans to loans held for investment		0.01%		—%		0.13%		0.14%

Troubled Debt Restructurings

We sometimes modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest-only payments, and, in limited cases, concessions to the outstanding loan balances. These loans are classified as TDRs. At March 31, 2022 and December 31, 2021, the Company had six loans totaling $16.9 million and $17.3 million, respectively, modified as TDRs, which are comprised of three CRE owner-occupied loans and one C&I loan totaling $5.1 million and $5.2 million, respectively, belonging to one borrower relationship with the terms modified due to bankruptcy, and two franchise non-real estate secured loans totaling $11.8 million and $12.1 million, respectively, belonging to another borrower relationship with the terms modified for payment deferral. All TDRs were on nonaccrual status as of March 31, 2022 and December 31, 2021.

Nonperforming Assets

Nonperforming assets consist of loans whereby we have ceased accruing interest (nonaccrual loans), OREO, and other repossessed assets owned. Nonaccrual loans generally consist of loans that are 90 days or more past due or loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest.

Nonperforming assets totaled $55.3 million, or 0.26% of total assets, at March 31, 2022, an increase from $31.3 million, or 0.15% of total assets, at December 31, 2021. There was no other real estate owned at March 31, 2022 and December 31, 2021. All nonperforming assets consisted of nonperforming loans at March 31, 2022 and December 31, 2021. The increase in nonperforming assets since December 31, 2021 was primarily due to the addition of two C&I loans totaling $25.3 million belonging to a single relationship that were placed on nonaccrual during first quarter of 2022.

The Company had one CRE owner-occupied loan of $1.8 million that was 90 days or more past due and accruing at March 31, 2022, compared to no loans 90 days or more past due and accruing at December 31, 2021.

The following table sets forth our composition of nonperforming assets at the dates indicated:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Nonperforming assets
Investor loans secured by real estate
CRE non-owner-occupied	$10,243	$10,255
SBA secured by real estate	573	937
Total investor loans secured by real estate	10,816	11,192
Business loans secured by real estate
CRE owner-occupied	4,901	4,952
SBA secured by real estate	575	589
Total business loans secured by real estate	5,476	5,541
Commercial loans
Commercial and industrial	26,588	1,798
Franchise non-real estate secured	11,779	12,079
SBA non-real estate secured	642	653
Total commercial loans	39,009	14,530
Retail loans
Single family residential	8	10
Total retail loans	8	10
Total nonperforming loans	55,309	31,273
Other real estate owned	—	—
Other assets owned	—	—
Total	$55,309	$31,273

Allowance for credit losses	$197,517	$197,752
Allowance for credit losses as a percent of total nonperforming loans	357%	632%
Nonperforming loans as a percent of loans held for investment	0.38	0.22
Nonperforming assets as a percent of total assets	0.26	0.15
TDRs included in nonperforming loans	$16,923	$17,277

Allowance for Credit Losses

The Company maintains an ACL for loans and unfunded loan commitments in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans and unfunded loan commitments at the time of origination or acquisition. The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated statements of financial condition. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. Loans that have been deemed by management to no longer possess similar risk characteristics are evaluated individually under a discounted cash flow approach, and loans that have been deemed collateral dependent are evaluated individually based on the expected estimated fair value of the underlying collateral.

The Company measures the ACL on commercial real estate and commercial loans using a discounted cash flow approach, using the loan’s effective interest rate, while the ACL for retail loans is based on a historical loss rate model. The discounted cash flow methodology relies on several significant components essential to the development of estimates for future cash flows on loans and unfunded commitments. These components consist of: (i) the PD, (ii) the LGD, which represents the estimated severity of the loss when a loan is in default, (iii) estimates for prepayment activity on loans, and (iv) the EAD. In the case of unfunded loan commitments, the Company incorporates estimates for utilization, based on historical loan data. PD and LGD for investor loans secured by real estate are derived from a third party, using proxy loan information, and loan and property level attributes. Additionally, LGD for these loans incorporates an estimate for the loss severity associated with loans where the borrower fails to meet their debt obligation at maturity. External factors that impact PD and LGD for commercial real estate loans include: changes in the index for CRE pricing, GDP growth rate, unemployment rates, and the Consumer Price Index.

For business loans secured by real estate and commercial loans, PD is based on an internally developed rating scale that assigns PD based on the Company’s internal risk grades for each loan. Changes in risk grades for these loans result in changes in PD. The Company obtains LGD for these loans from a third party that has a considerable database of credit related information specific to the financial services industry and the type of loans within these segments.

PD for both investor and business real estate loans, as well as commercial loans is heavily impacted by current and expected economic conditions.

The ACL for retail loans is based on a historical loss rate model, which incorporates loss rates derived from a third party that has a considerable database of credit related information for retail loans. Loss rates for retail loans are dependent upon loan level and external factors such as: FICO, vintage, geography, unemployment rates, and changes in consumer real estate prices.

The Company’s ACL includes assumptions concerning current and future economic conditions using reasonable and supportable forecasts and how those forecasts are expected to impact a borrower’s ability to satisfy their obligation to the Bank and the ultimate collectability of future cash flows over the life of a loan. The Company uses economic scenarios from an independent third party. These economic forecast scenarios are based on past events, current conditions, and the likelihood of future events occurring. Management periodically evaluates economic scenarios, determines whether to utilize multiple probability-weighted scenarios, and, if multiple scenarios are utilized, evaluates and determines the weighting for each scenario used in the Company’s ACL model, and thus the scenarios and weightings of each scenario may change in future periods. Economic scenarios chosen, as well as the assumptions within those scenarios, and whether to use a weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events such as the ongoing COVID-19 pandemic, the war between Russia and Ukraine, and ongoing inflationary pressures throughout the U.S. economy.

As of March 31, 2022, the Company’s ACL model used three weighted scenarios representing a base-case scenario, an upside scenario, and a downside scenario. The weightings assigned to each scenario were as follows: the base-case scenario, or most likely scenario, was assigned a weighting of 40%, while the upside and downside scenarios were each assigned a weighting of 30%. The Company evaluated the weightings of each economic scenario in the current period and determined the current weightings of 40% for the base-case scenario, and 30% for each of the upside and downside scenarios appropriately reflect the likelihood of outcomes for each scenario given the current economic environment. The use of three weighted scenarios at March 31, 2022 and the weighting assigned to each scenario is consistent with the approach used in the Company’s ACL model at December 31, 2021.

Given recent developments in the geopolitical landscape with the war between Russia and Ukraine, ongoing inflationary pressures in the U.S. economy, and general uncertainty surrounding future economic conditions, the Company took into consideration these and other factors when determining the appropriateness of economic scenarios used in the ACL model at March 31, 2022. As a result, the Company used the economic forecast as of December 31, 2021 in the ACL model, which was more reflective of the current economic environment as well as the likelihood of future economic conditions occurring as of March 31, 2022. Further, economic scenarios used in the ACL model include the current and estimated future impact associated with the ongoing COVID-19 pandemic.

The Company currently forecasts PDs and LGDs based on economic scenarios over a two-year period, which we believe is a reasonable and supportable period. Beyond this point, PDs and LGDs revert to their historical long-term averages. The Company has reflected this reversion over a period of three years in each of its economic scenarios used to generate the overall probability-weighted forecast. Changes in economic forecasts impact the PD, LGD, and EAD for each loan, and therefore influence the amount of future cash flows from each loan the Company does not expect to collect.

It is important to note that the Company’s ACL model relies on multiple economic variables, which are used under several economic scenarios. Although no one economic variable can fully demonstrate the sensitivity of the ACL calculation to changes in the economic variables used in the model, the Company has identified certain economic variables that have significant influence in the Company’s model for determining the ACL. As of March 31, 2022, the Company’s ACL model incorporated the following assumptions for key economic variables in the base-case, upside, and downside scenarios:

Base-case Scenario:

•U.S. unemployment declines to 3.5% through the end of 2022 and holds relatively constant at approximately 3.5% throughout 2023.
•U.S. real GDP growth decelerates throughout 2022 from approximately 5.4% to approximately 2.8% by the end of 2022. U.S. real GDP growth accelerates slightly from 2.7% from the beginning of 2023 to 2.8% towards the end of 2023.
•CRE index growth accelerates in 2022 from 0.4% in the second quarter of 2022 to approximately 8.3% by the end of 2022. Growth in the CRE index then decelerates from approximately 11.2% at the beginning of 2023 to 6.8% by the end of 2023.
•The 10-year U.S. Treasury yield ends 2022 at approximately 2.4%, and increases to approximately 3.1% by the end of 2023.

Upside Scenario:

•U.S. unemployment rate declines to approximately 3.1% through the end of 2022 and holds relatively constant at approximately 3.0% throughout 2023.
•U.S. real GDP growth decelerates throughout 2022 from approximately 9.3% to approximately 4.2% by the end of 2022. U.S. real GDP growth decelerates from approximately 4.4% in early 2023 to approximately 1.9% by the end of 2023.
•CRE index growth accelerates in 2022 from approximately 1.9% in the second quarter of 2022 to approximately 14.1% by the end of 2022. Growth in the CRE index then decelerates from approximately 15.0% at the beginning of 2023 to approximately 6.9% by the end of 2023.
•The 10-year U.S. Treasury yield ends 2022 at approximately 2.3%, and then increases to approximately 3.0% by the end of 2023.

Downside Scenario:

•U.S. unemployment rate increases to approximately 8.2% through the end of 2022 and then declines moderately to approximately 8.0% by the end of 2023.
•U.S. real GDP declines decelerate in 2022 from approximately -4.0% in the second quarter to approximately -1.9% by the end of 2023. U.S. real GDP then returns to accelerating growth throughout 2023, with growth of approximately 3.4% by the end of 2023.
•CRE index declines accelerate in 2023 from approximately -3.5% in the second quarter of 2023 to approximately -19.5% by the end of 2023. The CRE index declines decelerate through the third quarter of 2023 from approximately -10.9% to -3.8%. The CRE index then returns to growth in the fourth quarter of 2023.
•The 10-year U.S. Treasury yield ends 2022 at approximately 1.2%, and then increases to approximately 2.1% by the end of 2023.

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

As of March 31, 2022, qualitative adjustments primarily relate to certain segments of the loan portfolio deemed by management to be of a higher-risk profile where management believes the quantitative component of the Company’s ACL model may not have fully captured the associated impact to the ACL. In addition, qualitative adjustments also relate to heightened uncertainty as to future macroeconomic conditions and the related impact on certain loan segments. Qualitative adjustments to the ACL were made for SBA investor loans secured by real estate, construction loans, and franchise loans. Management reviews the need for an appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.

The following charts quantify certain factors attributing to the changes in the ACL on loans held for investment for the three months ended March 31, 2022 and March 31, 2021:

The decrease in the ACL for loans held for investment during the three months ended March 31, 2022 of $235,000 was comprised of $446,000 in net charge-offs, partially offset by a $211,000 provision for credit losses. The provision for credit losses for the three months ended March 31, 2022 was reflective of higher loans held for investment and growing economic uncertainties, offset by improved economic forecasts and asset quality.

The decrease in the ACL for loans held for investment during the three months ended March 31, 2021 of $1.0 million is reflective of $1.3 million in net charge-offs, partially offset by a $315,000 provision for credit losses. The provision for credit losses for the three months ended March 31, 2021 was reflective of unfavorable economic conditions and forecasts used in the Company’s ACL model.

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

At March 31, 2022, the Company believes the ACL was adequate to cover current expected credit losses in the loan portfolio.

The following table sets forth the Company’s ACL, its corresponding percentage of the loan category balance, and the percentage of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	March 31, 2022			December 31, 2021
(Dollars in thousands)	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
Investor loans secured by real estate
CRE non-owner-occupied	$35,974	1.30%	18.8%	$37,380	1.35%	19.4%
Multifamily	54,325	0.90	41.0	55,209	0.94	41.2
Construction and land	5,219	1.72	2.1	5,211	1.88	1.9
SBA secured by real estate	3,050	7.15	0.2	3,201	6.82	0.3
Total investor loans secured by real estate	98,568	1.08	62.1	101,001	1.12	62.8
Business loans secured by real estate
CRE owner-occupied	31,891	1.33	16.2	29,575	1.31	15.7
Franchise real estate secured	7,977	2.08	2.7	7,985	2.10	2.7
SBA secured by real estate	5,195	7.59	0.5	4,866	7.03	0.5
Total business loans secured by real estate	45,063	1.58	19.4	42,426	1.57	18.9
Commercial loans
Commercial and industrial	38,598	1.72	15.2	38,136	1.81	14.7
Franchise non-real estate secured	14,304	3.68	2.6	15,084	3.84	2.7
SBA non-real estate secured	490	4.55	0.1	565	5.12	0.1
Total commercial loans	53,392	2.02	17.9	53,785	2.15	17.5
Retail loans
Single family residential	233	0.29	0.5	255	0.27	0.7
Consumer loans	261	5.06	0.1	285	5.03	0.1
Total retail loans	494	0.58	0.6	540	0.53	0.8
Total	$197,517	1.34%	100.0%	$197,752	1.38%	100.0%
At March 31, 2022, the ratio of allowance for credit losses to loans held for investment was 1.34%, a decrease from 1.38% at December 31, 2021. Our unamortized fair value discount on the loans acquired totaled $71.2 million, or 0.48% of total loans held for investment, at March 31, 2022, compared to $77.1 million, or 0.54% of total loans held for investment, at December 31, 2021.

The following table sets forth the Company’s net charge-offs as a percentage to the average loan held for investment balances in each of the loan categories, as well as other credit related percentages at and for the periods indicated:

	Three Months Ended
	March 31, 2022			December 31, 2021			March 31, 2021
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Investor loans secured by real estate
CRE non-owner-occupied	$—	$2,758,078	—%	$(78)	$2,799,901	—%	$154	$2,675,671	0.01%
Multifamily	—	5,903,012	—%	—	5,761,101	—%	—	5,201,868	—%
Construction and land	—	295,490	—%	—	293,937	—%	—	318,632	—%
SBA secured by real estate	70	45,392	0.15%	(2)	50,546	—%	265	56,196	0.47%
Total investor loans secured by real estate	70	9,001,972	—%	(80)	8,905,485	—%	419	8,252,367	0.01%
Business loans secured by real estate
CRE owner-occupied	(10)	2,266,066	—%	(12)	2,243,161	—%	(15)	2,044,442	—%
Franchise real estate secured	—	382,381	—%	—	356,467	—%	—	344,687	—%
SBA secured by real estate	—	75,189	—%	—	72,217	—%	98	77,152	0.13%
Total business loans secured by real estate	(10)	2,723,636	—%	(12)	2,671,845	—%	83	2,466,281	—%
Commercial loans
Commercial and industrial	338	2,155,582	0.02%	(561)	1,913,974	(0.03)%	678	1,692,213	0.04%
Franchise non-real estate secured	—	389,323	—%	(325)	385,922	(0.08)%	156	418,805	0.04%
SBA non-real estate secured	48	11,607	0.41%	(2)	12,107	(0.02)%	(2)	15,312	(0.01)%
Total commercial loans	386	2,556,512	0.02%	(888)	2,312,003	(0.04)%	832	2,126,330	0.04%
Retail loans
Single family residential	—	84,181	—%	—	110,277	—%	—	241,872	—%
Consumer	—	4,846	—%	(1)	5,868	(0.02)%	—	6,612	—%
Total retail loans	—	89,027	—%	(1)	116,145	—%	—	248,484	—%
Total	$446	$14,371,147	—%	$(981)	$14,005,478	(0.01)%	$1,334	$13,093,462	0.01%

Allowance for credit losses to loans held for investment			1.34%			1.38%			2.04%
Nonperforming loans to loans held for investment			0.38%			0.22%			0.30%
Allowance for credit losses to nonperforming loans			357%			632%			686%

Investment Securities

We primarily use our investment portfolio for liquidity purposes, capital preservation, and to support our interest rate risk management strategies. Investments totaled $4.22 billion at March 31, 2022, a decrease of $437.1 million, or 9.4%, from $4.66 billion at December 31, 2021, primarily to fund higher-yielding loan growth. The decrease was primarily the result of $658.5 million in sales, $109.3 million in principal payments, discounts from the AFS securities transferred to HTM, amortization, and redemptions, as well as a $168.1 million decrease in mark-to-market fair value adjustments, partially offset by $498.9 million in purchases, primarily corporate debt securities and collateralized mortgage obligations. In general, the purchase of investment securities is primarily related to investing excess liquidity from our banking operations. During the first quarter of 2022, we have maintained a portion of the AFS securities portfolio in highly liquid, short-term securities while also continuing to lower the effective duration of this portfolio to 4.0 years at March 31, 2022 from 4.1 years at December 31, 2021. This strategy enhances our interest rate sensitivity profile to the current rate environment and provides us with the flexibility to quickly redeploy these funds into higher-yielding assets as opportunities arise.

At March 31, 2022, AFS and HTM investment securities were $3.22 billion and $996.4 million, respectively, compared to $4.27 billion and $381.7 million, respectively, at December 31, 2021. During the first quarter of 2022, the Company reassessed classification of certain investments with longer duration and transferred approximately $386.8 million of municipal bonds and $255.0 million of mortgage-backed securities, both of which the Company intends and has the ability to hold to maturity, from AFS to HTM securities. The transfer of these securities was accounted for at fair value. The municipal bonds had a net carrying amount of $379.9 million with a pre-tax unrealized loss of $6.9 million, and the mortgage-backed securities had a net carrying amount of $238.8 million with a pre-tax unrealized loss of $16.2 million, which were reflected as discounts on the date of transfer. These discounts, as well as the related unrealized losses in accumulated other comprehensive income, are amortized into interest income as yield adjustments through earnings over the remaining term of the securities. The amortization of the unrealized holding loss reported in accumulated other comprehensive income largely offsets the effect on interest income of the amortization of the discount. No gains or losses were recorded at the time of transfer. See Note 4 — Investment Securities to the consolidated financial statements in this Form 10-Q.

The ACL on investment securities is determined for both the AFS and HTM classifications of the investment portfolio in accordance with the guidance ASC 326 and evaluated on a quarterly basis. As of March 31, 2022, the Company had an ACL of $41,000 for HTM investment securities classified as municipal bonds, which were transferred from AFS during the third and fourth quarters of 2021 and first quarter of 2022. The Company had an ACL of $22,000 ACL for HTM investment securities at December 31, 2021. As of March 31, 2022 and December 31, 2021, there was no ACL for the Company’s AFS investment securities. The Company recognized $19,000 and $11,000 of provision for credit losses for HTM investment securities during the three months March 31, 2022 and December 31, 2021, respectively. There was no provision for credit losses recognized for HTM investment securities during the three months March 31, 2021.

The following table sets forth the amortized costs and weighted average yields on our HTM investment security portfolio by contractual maturity as of the date indicated. Weighted average yields are an arithmetic computation of income within each maturity range based on the amortized costs of securities, not on a tax-equivalent basis.

	March 31, 2022
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
HTM investment securities:
Municipal bonds	—	—	—	—	$44,774	1.52%	$703,113	2.07%	$747,887	2.04%
Mortgage-backed securities	—	—	—	—	—	—	247,050	1.66	247,050	1.66
Other	—	—	—	—	—	—	1,486	0.97	1,486	0.97
Total HTM investment securities	—	—%	—	—%	$44,774	1.52%	$951,649	1.97%	$996,423	1.94%
Total securities	$—	—%	$481,351	0.69%	$1,356,991	1.47%	$2,380,176	1.65%	$4,218,518	1.49%

The following table presents the fair value of AFS and the amortized cost of HTM investment securities portfolios by Moody’s credit ratings at March 31, 2022.

(Dollars in thousands)	U.S. Treasury	Agency	Corporate Debt	Municipal Bonds	Collateralized Mortgage Obligations	Mortgage-backed Securities	Other	Total	%
Aaa - Aa3	$13,990	$369,227	$39,946	$1,163,171	$855,256	$1,213,773	$—	$3,655,363	86.6%
A1 - A3	—	—	340,566	—	—	—	—	340,566	8.1
Baa1 - Baa3	—	6,550	214,553	—	—	—	1,486	222,589	5.3
Total	$13,990	$375,777	$595,065	$1,163,171	$855,256	$1,213,773	$1,486	$4,218,518	100.0%

At March 31, 2022, 94.7% of the Company’s investment securities portfolio was rated “A1 -A3” or higher. We continue to monitor the quality of our investment securities portfolio in accordance with current financial conditions and economic environment.

Liabilities and Stockholders’ Equity

Total liabilities were $18.84 billion at March 31, 2022, compared to $18.21 billion at December 31, 2021. The increase of $631.2 million, or 3.5%, from December 31, 2021 was primarily due to a $573.6 million increase in deposits, $42.0 million increase in FHLB advances, and $15.4 million increase in other liabilities.

Deposits.  At March 31, 2022, deposits totaled $17.69 billion, an increase of $573.6 million, or 3.4%, from $17.12 billion at December 31, 2021. Non-maturity deposits totaled $16.66 billion, or 94.2% of total deposits, an increase of $600.9 million, or 3.7%, from December 31, 2021. The increase in deposits included $349.3 million in noninterest-bearing checking, $185.7 million in interest-bearing checking, and $65.9 million in money market/savings, primarily driven by an increase in business deposit account balances, partially offset by a planned decrease of $27.3 million in retail certificates of deposit.

The total end of period weighted average rate of deposits at March 31, 2022 remain unchanged at 0.04%, compared to December 31, 2021.

Our ratio of loans held for investment to deposits was 83.3% and 83.5% at March 31, 2022 and December 31, 2021, respectively.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates as of the last day of each period for each category of deposits presented:

	March 31, 2022			December 31, 2021
(Dollars in thousands)	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
Noninterest-bearing checking	$7,106,548	40.2%	—%	$6,757,259	39.5%	—%
Interest-bearing deposits:
Checking	3,679,067	20.8	0.04	3,493,331	20.4	0.02
Money market	5,445,870	30.8	0.07	5,387,168	31.5	0.07
Savings	426,727	2.4	0.02	419,558	2.5	0.02
Time deposit accounts:
Less than 1.00%	996,562	5.6	0.22	1,012,473	5.9	0.18
1.00 - 1.99	28,441	0.2	1.52	39,322	0.2	1.49
2.00 - 2.99	6,008	—	2.21	6,296	—	2.23
3.00 - 3.99	—	—	—	182	—	3.45
4.00 - 4.99	—	—	—	—	—	—
5.00 and greater	—	—	—	—	—	—
Total time deposit accounts	1,031,011	5.8	0.26	1,058,273	6.2	0.24
Total interest-bearing deposits	10,582,675	59.8	0.08	10,358,330	60.5	0.07
Total deposits	$17,689,223	100.0%	0.04%	$17,115,589	100.0%	0.04%

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Uninsured deposits	$6,598,952	$6,220,802

The estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $352.4 million at March 31, 2022 and $357.1 million at December 31, 2021. The following table sets forth the maturity distribution of the estimated uninsured time deposits:

(Dollars in thousands)	March 31, 2022	December 31, 2021
3 months or less	$307,612	$297,595
Over 3 months through 6 months	18,450	28,187
Over 6 months through 12 months	19,261	23,051
Over 12 months	7,120	8,287
Total	$352,443	$357,120

Borrowings.  At March 31, 2022, total borrowings amounted to $930.7 million, an increase of $42.2 million, or 4.7%, from $888.6 million at December 31, 2021. Total borrowings at March 31, 2022 were comprised of $600.0 million of FHLB advances and $330.7 million of subordinated debentures. The increase in borrowings at March 31, 2022 as compared to December 31, 2021 was primarily due to an increase of $600.0 million in FHLB term advances, offset by repayment of $550.0 million in FHLB overnight advances and $8.0 million in other short-term borrowings. At March 31, 2022, total borrowings represented 4.3% of total assets and had an end-of-period weighted average rate of 3.28%, compared with 4.2% of total assets and an end-of-period weighted average rate of 2.12% at December 31, 2021.

At March 31, 2022, total subordinated debentures were comprised of the following:

•Subordinated notes of $60.0 million at a fixed rate of 5.75% due September 3, 2024 (the “Notes I”) and a carrying value of $59.7 million, net of unamortized debt issuance cost of $299,000. Interest is payable semiannually at 5.75% per annum;
•Subordinated notes of $125.0 million at 4.875% fixed-to-floating rate due May 15, 2029 (the “Notes II”) and a carrying value of $123.2 million, net of unamortized debt issuance cost of $1.8 million. Interest is payable semiannually at an initial fixed rate of 4.875% per annum. From and including May 15, 2024, but excluding the maturity date or the date of earlier redemption, the Notes II will bear interest at a floating rate equal to three-month LIBOR plus a spread of 2.50% per annum, payable quarterly in arrears; and
•Subordinated notes of $150.0 million at 5.375% fixed-to-floating rate due June 15, 2030 (the “Notes III”) and a carrying value of $147.8 million, net of unamortized debt issuance cost of $2.2 million. Interest on the Notes III accrue at a rate equal to 5.375% per annum from and including June 15, 2020 to, but excluding, June 15, 2025, payable semiannually in arrears. From and including June 15, 2025 to, but excluding, June 15, 2030 or the earlier redemption date, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be three-month term SOFR, plus a spread of 517 basis points, payable quarterly in arrears.

For additional information about the subordinated debentures, see Note 8 — Subordinated Debentures to the Consolidated Financial Statements in this Form 10-Q.

The following table sets forth certain information regarding the Company’s borrowed funds at the dates indicated:

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB advances	$600,000	2.15%	$550,000	0.20%
Subordinated debentures	330,726	5.32	330,567	5.33
Total borrowings	$930,726	3.28%	$888,567	2.12%

Weighted average cost of borrowings during the quarter	3.63%		4.59%
Borrowings as a percent of total assets	4.3		4.2

Stockholders’ Equity.  Total stockholders’ equity was $2.78 billion as of March 31, 2022, a $103.3 million decrease from $2.89 billion at December 31, 2021. The current quarter’s decrease in stockholders’ equity was primarily due to $136.4 million in comprehensive loss from the impact of higher interest rates on our AFS securities portfolio, and $31.1 million in cash dividends, partially offset by $66.9 million net income.

Our book value per share decreased to $29.31 at March 31, 2022 from $30.58 at December 31, 2021. At March 31, 2022, the Company’s tangible common equity to tangible assets ratio was 8.79%, a decrease from 9.52% at December 31, 2021. Our tangible book value per share was $19.12, compared with $20.29 at December 31, 2021, and $18.19 at March 31, 2021. For additional details, see "non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis.

CAPITAL RESOURCES AND LIQUIDITY

Our primary sources of funds are deposits, advances from the FHLB and other borrowings, principal and interest payments on loans, and income from investments, to meet our financial obligations, which arise primarily from the withdrawal of deposits, extension of credit, and payment of operating expenses. While maturities and scheduled amortization of loans are a predictable source of funds, deposit inflows and outflows as well as loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.

In addition to the interest payments on loans and investments as well as fees collected on the services we provide, our primary sources of funds generated during the first three months of 2022 were from:

•Proceeds of $725.4 million from the sale, prepayments, or maturity of securities available-for-sale;
•Principal payments on loans held for investment of $690.8 million;
•Deposit growth of $573.6 million;
•Principal payments on securities of $81.6 million; and
•Increased FHLB borrowings of 50.0 million.

We used these funds to:

•Originate loans held for investment of $1.05 billion;
•Purchase AFS securities of $499.2 million;
•Return capital to shareholders through $31.1 million in dividends;
•Originate loans held for sale of $18.8 million;

Our most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on our operating, lending, and investing activities during any given period. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. At March 31, 2022, cash and cash equivalents totaled $809.3 million, and the market value of our investment securities AFS totaled $3.22 billion. If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve Board’s lending programs, as well as loan and investment securities sales. As of March 31, 2022, the maximum amount we could borrow through the FHLB was $8.44 billion, of which $5.26 billion was remaining available for borrowing based on collateral pledged of $8.45 billion in real estate loans. At March 31, 2022, we had $600.0 million in FHLB term borrowings. At March 31, 2022, we also had a $243,000 line with the FRB discount window secured by investment securities as well as unsecured lines of credit aggregating to $330.0 million with other correspondent banks from which to purchase federal funds. As of March 31, 2022, our liquidity ratio was 21.8%, which is above the Company’s minimum policy requirement of 10.0%. The Company regularly monitors liquidity, models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

To the extent that 2022 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit, or other sources.

The Bank maintains liquidity guidelines in the Company’s Liquidity Policy that permits the purchase of brokered deposit funds, in an amount not to exceed 10% of total deposits or 8% of total assets, as a secondary source for funding. At March 31, 2022, we had $5.6 million in brokered money market deposits, which constituted 0.03% of total deposits and 0.03% of total assets at that date.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations. During the three months ended March 31, 2022, the Bank paid $31.1 million in dividends to the Corporation.

The Corporation maintains a line of credit with U.S. Bank with availability of $25.0 million line of credit that will expire on September 27, 2022. The Corporation anticipates renewing the line of credit upon expiration. This line of credit provides an additional source of liquidity at the Corporation level. At March 31, 2022, the Corporation had no outstanding balances against this line.

During the first quarter of 2022, the Corporation declared a quarterly dividend payment of $0.33 per share. On April 22, 2022, the Company's Board of Directors declared a $0.33 per share dividend, payable on May 13, 2022 to stockholders of record as of May 6, 2022. The Corporation’s Board of Directors periodically reviews whether to declare or pay cash dividends, taking into account, among other things, general business conditions, the Company’s financial results, future prospects, capital requirements, legal and regulatory restrictions, and such other factors as the Corporation’s Board of Directors may deem relevant.

On January 11, 2021, the Company’s Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock, representing approximately 5% of the Company’s issued and outstanding shares of common stock and approximately $150 million of common stock as of December 31, 2020 based on the closing price of the Company’s common stock on December 31, 2020. During the first quarter of 2022, the Company did not repurchase any shares of common stock. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

Our material cash requirements may include funding existing loan commitments, funding equity investments and affordable housing partnerships for LIHTC, withdrawal/maturity of existing deposits, repayment of borrowings, operating lease payments, and expenditures necessary to maintain current operations.

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs. The following schedule summarizes maturities and principal payments due on our contractual obligations, excluding accrued interest:

	March 31, 2022
(Dollars in thousands)	Less than 1 year	More than 1 year	Total
FHLB advances and other borrowings	$200,000	$400,000	$600,000
Subordinated debentures	—	330,726	330,726
Certificates of deposit	911,586	119,425	1,031,011
Operating leases	20,045	58,000	78,045
Affordable housing partnerships commitment	5,439	11,432	16,871
Total contractual cash obligations	$1,137,070	$919,583	$2,056,653

We believe that the Company’s liquidity sources will be sufficient to meet the contractual obligations as they become due through the maintenance of adequate liquidity levels.

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

	March 31, 2022
(Dollars in thousands)	Less than 1 year	More than 1 year	Total
Loan commitments to extend credit	$1,522,948	$1,373,989	$2,896,937
Standby letters of credit	43,433	—	43,433
Total	$1,566,381	$1,373,989	$2,940,370

Since many commitments to extend credit are expected to expire, the total commitment amounts do not necessarily represent future cash requirements. For further information, see Note 15 - Off-Balance Sheet Arrangements, Commitments, and Contingencies, to the consolidated financial statements of the Company’s 2021 Form 10-K.

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

Final comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III”, became effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. The capital conservation buffer fully phased in at 2.50% by January 1, 2019. At March 31, 2022, the Company and Bank are in compliance with the capital conservation buffer requirement and exceeded the minimum common equity Tier 1, Tier 1, and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.00%, 8.50%, and 10.50%, respectively, and the Bank qualified as “well-capitalized” for purposes of the federal bank regulatory prompt corrective action regulations.

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase-in over a three-year period the Day 1 adverse regulatory capital effects of CECL accounting standard. Additionally, in March 2020, the U.S. Federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years to provide regulatory relief to banking organizations to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the COVID-19 pandemic. The capital relief in the interim is calibrated to approximate the difference in allowances under CECL relative to the incurred loss methodology for the first two years of the transition period using a 25% scaling factor. The cumulative difference at the end of the second year of the transition period is then phased into regulatory capital at 25% per year over a three-year transition period. The final rule was adopted and became effective in September 2020. The Company implemented the CECL model commencing January 1, 2020 and elected to phase in the full effect of CECL on regulatory capital over the five-year transition period. This cumulative difference at the end of 2021 will be phased in regulatory capital over the three-year period from January 1, 2022 through December 31, 2024.

For regulatory capital purposes, the Corporation’s subordinated debt is included in Tier 2 capital. See Note 8 - Subordinated Debentures for additional information.

As defined in applicable regulations and set forth in the table below, the Corporation and the Bank continue to exceed the regulatory capital minimum requirements, and the Bank continues to exceed the “well capitalized” standards and the required conservation buffer at the dates indicated:

	Actual	Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer	Minimum Required For Well Capitalized Requirement
March 31, 2022
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	10.10%	4.00%	N/A
Common equity tier 1 capital ratio	11.80%	7.00%	N/A
Tier 1 capital ratio	11.80%	8.50%	N/A
Total capital ratio	14.37%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	11.66%	4.00%	5.00%
Common equity tier 1 capital ratio	13.61%	7.00%	6.50%
Tier 1 capital ratio	13.61%	8.50%	8.00%
Total capital ratio	14.47%	10.50%	10.00%

	Actual	Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer	Minimum Required For Well Capitalized Requirement
December 31, 2021
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	10.08%	4.00%	N/A
Common equity tier 1 capital ratio	12.11%	7.00%	N/A
Tier 1 capital ratio	12.11%	8.50%	N/A
Total capital ratio	14.62%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	11.62%	4.00%	5.00%
Common equity tier 1 capital ratio	13.96%	7.00%	6.50%
Tier 1 capital ratio	13.96%	8.50%	8.00%
Total capital ratio	14.70%	10.50%	10.00%

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

Interest Rate Risk Management

The principal objective of the Company’s interest rate risk management function is to maintain an interest rate risk profile close to the desired risk profile in light of the interest rate outlook. The Bank measures the interest rate risk included in the major balance sheet portfolios and compares the current risk profile to the desired risk profile and to policy limits set by the Board of Directors. Management then implements strategies consistent with the desired risk profile. Asset duration is compared to liability, with the desired mix of fixed and floating rate determined based upon the Company’s risk profile and outlook. Likewise, the Bank seeks to raise non-maturity deposits. Management often implements these strategies through pricing actions. Finally, management structures its security portfolio and borrowings to offset some of the interest rate sensitivity created by the repricing characteristics of customer loans and deposits.

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

The following table shows the projected NII and net interest margin of the Company at March 31, 2022 and December 31, 2021, assuming instantaneous parallel interest rate shifts in the first month of the following quarter:

March 31, 2022
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
200	718,367	35,619	5.2	3.65
100	702,411	19,663	2.9	3.56
Static	682,748	—	—	3.47
-100	659,380	(23,368)	(3.4)	3.35
-200	635,696	(47,052)	(6.9)	3.23

December 31, 2021
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
200	683,485	19,799	3.0	3.60
100	672,776	9,090	1.4	3.55
Static	663,686	—	—	3.50
-100	641,475	(22,211)	(3.3)	3.38
-200	608,007	(55,679)	(8.4)	3.21

The following table shows the EVE and projected change in the EVE of the Company at March 31, 2022 and December 31, 2021, assuming instantaneous parallel interest rate shifts in the first month of the following quarter:

March 31, 2022
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
200	3,387,240	197,565	6.2	17.91
100	3,311,634	121,959	3.8	16.98
Static	3,189,675	—	—	15.86
-100	2,999,497	(190,178)	(6.0)	14.48
-200	2,674,241	(515,434)	(16.2)	12.55

December 31, 2021
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
200	3,146,242	169,608	5.7	16.75
100	3,088,311	111,677	3.8	15.90
Static	2,976,634	—	—	14.82
-100	2,774,297	(202,337)	(6.8)	13.37
-200	2,349,722	(626,912)	(21.1)	10.99

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in legal proceedings occurring in the ordinary course of business. Management believes that none of the legal proceedings occurring in the ordinary course of business, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

Item 1A. Risk Factors

The section titled Risk Factors in Part I, Item 1A of our 2021 Form 10-K included a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in the Company. There are no material changes to our risk factors as previously described under Item 1A of our 2021 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 11, 2021, the Company’s Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock. The stock repurchase program may be limited or terminated at any time without notice. During the first quarter of 2022, the Company did not repurchase any shares of common stock.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the first quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 to January 31, 2022	—	$—	—	4,245,056
February 1, 2022 to February 28, 2022	—	—	—	4,245,056
March 1, 2022 to March 31, 2022	—	—	—	4,245,056
Total	—		—
Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit 2.1	Agreement and Plan of Reorganization, dated as of January 31, 2020 by and between Pacific Premier Bancorp, Inc., Pacific Premier Bank and Opus Bank (1)
Exhibit 3.1	Second Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
Exhibit 3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (2)
Exhibit 4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (3)
Exhibit 4.2	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the SEC upon request.
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page of Pacific Premier Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (contained in Exhibit 101)

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

PACIFIC PREMIER BANCORP, INC.,

Date:	May 6, 2022	By:	/s/ Steven R. Gardner
Steven R. Gardner
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2022	By:	/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)