Form 10-Q
period 2022-06-30
PACIFIC PREMIER BANCORP INC
filed 2022-08-05
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
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
The number of shares outstanding of the registrant’s common stock as of July 29, 2022 was 94,960,656.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except par value and share data)	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$133,732	$83,150
Interest-bearing deposits with financial institutions	839,066	221,553
Cash and cash equivalents	972,798	304,703
Interest-bearing time deposits with financial institutions	2,216	2,216
Investments held-to-maturity, at amortized cost, net of allowance for credit losses of $109 and $22 (fair value of $1,156,501 and $384,423) at June 30, 2022 and December 31, 2021, respectively	1,390,682	381,674
Investment securities available-for-sale, at fair value	2,679,070	4,273,864
FHLB, FRB, and other stock, at cost	118,636	117,538
Loans held for sale, at lower of cost or fair value	2,957	10,869
Loans held for investment	15,047,608	14,295,897
Allowance for credit losses	(196,075)	(197,752)
Loans held for investment, net	14,851,533	14,098,145
Accrued interest receivable	66,898	65,728
Premises and equipment	68,435	71,908
Deferred income taxes, net	163,767	87,344
Bank owned life insurance	454,593	449,353
Intangible assets	62,500	69,571
Goodwill	901,312	901,312
Other assets	258,522	260,204
Total assets	$21,993,919	$21,094,429
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$6,934,318	$6,757,259
Interest-bearing:
Checking	4,149,432	3,493,331
Money market/savings	5,545,230	5,806,726
Retail certificates of deposit	855,966	1,058,273
Wholesale/brokered certificates of deposit	599,667	—
Total interest-bearing	11,150,295	10,358,330
Total deposits	18,084,613	17,115,589
FHLB advances and other borrowings	600,000	558,000
Subordinated debentures	330,886	330,567
Accrued expenses and other liabilities	223,201	203,962
Total liabilities	19,238,700	18,208,118
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at June 30, 2022 and December 31, 2021; 94,976,605 shares and 94,389,543 shares issued and outstanding, respectively	933	929
Additional paid-in capital	2,353,361	2,351,294
Retained earnings	615,943	541,950
Accumulated other comprehensive loss	(215,018)	(7,862)
Total stockholders’ equity	2,755,219	2,886,311
Total liabilities and stockholders’ equity	$21,993,919	$21,094,429

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands, except share data)	2022	2022	2021	2022	2021
INTEREST INCOME
Loans	$164,455	$150,604	$152,365	$315,059	$307,590
Investment securities and other interest-earning assets	18,771	17,942	18,327	36,713	36,096
Total interest income	183,226	168,546	170,692	351,772	343,686
INTEREST EXPENSE
Deposits	2,682	1,673	3,265	4,355	7,691
FHLB advances and other borrowings	3,217	474	—	3,691	65
Subordinated debentures	4,562	4,560	6,493	9,122	13,344
Total interest expense	10,461	6,707	9,758	17,168	21,100
Net interest income before provision for credit losses	172,765	161,839	160,934	334,604	322,586
Provision for credit losses	469	448	(38,476)	917	(36,502)
Net interest income after provision for credit losses	172,296	161,391	199,410	333,687	359,088
NONINTEREST INCOME
Loan servicing income	502	419	622	921	1,080
Service charges on deposit accounts	2,690	2,615	2,222	5,305	4,254
Other service fee income	366	367	352	733	825
Debit card interchange fee income	936	836	1,099	1,772	1,886
Earnings on bank owned life insurance	3,240	3,221	2,279	6,461	4,512
Net gain from sales of loans	1,136	1,494	1,546	2,630	1,907
Net (loss) gain from sales of investment securities	(31)	2,134	5,085	2,103	9,131
Trust custodial account fees	10,354	11,579	7,897	21,933	15,119
Escrow and exchange fees	1,827	1,661	1,672	3,488	3,198
Other income	1,173	1,568	3,955	2,741	8,557
Total noninterest income	22,193	25,894	26,729	48,087	50,469
NONINTEREST EXPENSE
Compensation and benefits	57,562	56,981	53,474	114,543	106,022
Premises and occupancy	11,829	11,952	12,240	23,781	24,220
Data processing	6,604	5,996	5,765	12,600	11,593
FDIC insurance premiums	1,452	1,396	1,312	2,848	2,493
Legal and professional services	4,629	4,068	4,186	8,697	8,121
Marketing expense	1,926	1,809	1,490	3,735	3,088
Office expense	1,252	1,203	1,589	2,455	3,418
Loan expense	1,144	1,134	1,165	2,278	2,280
Deposit expense	4,081	3,751	3,985	7,832	7,844
Merger-related expense	—	—	—	—	5
Amortization of intangible assets	3,479	3,592	4,001	7,071	8,144
Other expense	5,016	5,766	5,289	10,782	9,757
Total noninterest expense	98,974	97,648	94,496	196,622	186,985
Net income before income taxes	95,515	89,637	131,643	185,152	222,572
Income tax expense	25,712	22,733	35,341	48,445	57,602
Net income	$69,803	$66,904	$96,302	$136,707	$164,970
EARNINGS PER SHARE
Basic	$0.74	$0.71	$1.02	$1.44	$1.74
Diluted	0.73	0.70	1.01	1.44	1.73
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	93,765,264	93,499,695	93,635,392	93,633,213	93,582,563
Diluted	94,040,691	93,946,074	94,218,028	93,983,057	94,155,740

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2022	2022	2021	2022	2021
Net income	$69,803	$66,904	$96,302	$136,707	$164,970
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities available-for-sale arising, net of income taxes (1)	(40,474)	(118,591)	45,343	(159,065)	(27,249)
Reclassification adjustment for net loss (gain) on sales of securities included in net income, net of income taxes (2)	22	(1,525)	(3,630)	(1,503)	(6,519)
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of income taxes (3)	(31,326)	(16,558)	—	(47,884)	—
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of income taxes (4)	993	303	—	1,296	—
Other comprehensive (loss) income, net of tax	(70,785)	(136,371)	41,713	(207,156)	(33,768)
Comprehensive (loss) income, net of tax	$(982)	$(69,467)	$138,015	$(70,449)	$131,202
______________________________
(1) Income tax (benefit) expense of the unrealized loss on securities was $(16.2) million, $(47.4) million, and $18.2 million for the three months ended June 30, 2022, March 31, 2022, and June 30, 2021, respectively, and $(63.5) million and $(10.9) million for the six months ended June 30, 2022 and June 30, 2021, respectively.
(2) Income tax (benefit) expense on the reclassification adjustment for net loss (gain) on sales of securities included in net income was $(9,000), $609,000, and $1.5 million for the three months ended June 30, 2022, March 31, 2022, and June 30, 2021, respectively, and $600,000 and $2.6 million for the six months ended June 30, 2022 and June 30, 2021, respectively.
(3) Income tax (benefit) on the unrealized loss on securities transferred from available-for-sale to held-to-maturity was $(12.5) million, $(6.6) million, and $0 for the three months ended June 30, 2022, March 31, 2022, and June 30, 2021, respectively, and $(19.1) million and $0 for the six months ended June 30, 2022 and June 30, 2021.
(4) Income tax expense on the amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity included in net income was $396,000, $121,000, and $0 for the three months ended June 30, 2022, March 31, 2022, and June 30, 2021, respectively, and $517,000 and $0 for the six months ended June 30, 2022 and June 30, 2021, respectively.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2022
(Unaudited)

(Dollars in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2021	94,389,543	$929	$2,351,294	$541,950	$(7,862)	$2,886,311
Net income	—	—	—	136,707	—	136,707
Other comprehensive loss	—	—	—	—	(207,156)	(207,156)
Cash dividends declared ($0.66 per common share)	—	—	—	(62,469)	—	(62,469)
Dividend equivalents declared ($0.66 per restricted stock unit)	—	—	245	(245)	—	—
Share-based compensation expense	—	—	9,835	—	—	9,835
Issuance of restricted stock, net	761,777	4	(4)	—	—	—
Restricted stock surrendered and canceled	(212,503)	—	(8,674)	—	—	(8,674)
Exercise of stock options	37,788	—	665	—	—	665
Balance at June 30, 2022	94,976,605	$933	$2,353,361	$615,943	$(215,018)	$2,755,219

Balance at March 31, 2022	94,945,849	$933	$2,348,727	$577,591	$(144,233)	$2,783,018
Net income	—	—	—	69,803	—	69,803
Other comprehensive loss	—	—	—	—	(70,785)	(70,785)
Cash dividends declared ($0.33 per common share)	—	—	—	(31,327)	—	(31,327)
Dividend equivalents declared ($0.33 per restricted stock unit)	—	—	124	(124)	—	—
Share-based compensation expense	—	—	4,305	—	—	4,305
Issuance of restricted stock, net	46,994	—	—	—	—	—
Restricted stock surrendered and canceled	(37,284)	—	(126)	—	—	(126)
Exercise of stock options	21,046	—	331	—	—	331
Balance at June 30, 2022	94,976,605	$933	$2,353,361	$615,943	$(215,018)	$2,755,219

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2021

(Dollars in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2020	94,483,136	$931	$2,354,871	$330,555	$60,292	$2,746,649
Net loss	—	—	—	164,970	—	164,970
Other comprehensive loss	—	—	—	—	(33,768)	(33,768)
Repurchase and retirement of common stock	(199,674)	(2)	(4,977)	(1,918)	—	(6,897)
Cash dividends declared ($0.63 per common share)	—	—	—	(59,521)	—	(59,521)
Dividend equivalents declared ($0.63 per restricted stock unit)	—	—	234	(234)	—	—
Share-based compensation expense	—	—	6,562	—	—	6,562
Issuance of restricted stock, net	435,957	2	(2)	—	—	—
Restricted stock surrendered and canceled	(110,027)	—	(5,308)	—	—	(5,308)
Exercise of stock options	47,183	—	732	—	—	732
Balance at June 30, 2021	94,656,575	$931	$2,352,112	$433,852	$26,524	$2,813,419

Balance at March 31, 2021	94,644,415	$931	$2,348,445	$368,911	$(15,189)	$2,703,098
Net income	—	—	—	96,302	—	96,302
Other comprehensive income	—	—	—	—	41,713	41,713
Cash dividends declared ($0.33 per common share)	—	—	—	(31,234)	—	(31,234)
Dividend equivalents declared ($0.33 per restricted stock unit)	—	—	127	(127)	—	—
Share-based compensation expense	—	—	3,457	—	—	3,457
Issuance of restricted stock, net	16,200	—	—	—	—	—
Restricted stock surrendered and canceled	(9,477)	—	(29)	—		(29)
Exercise of stock options	5,437	—	112	—		112
Balance at June 30, 2021	94,656,575	$931	$2,352,112	$433,852	$26,524	$2,813,419

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$136,707	$164,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	7,480	8,081
Provision for credit losses	917	(36,502)
Share-based compensation expense	9,835	6,562
Loss on sales and disposals of premises and equipment	38	71
Net amortization on securities	9,874	11,219
Net (accretion) of discounts/premiums for acquired loans and deferred loan fees/costs	(15,776)	(21,409)
Gain on sales of investment securities available-for-sale	(2,103)	(9,131)
Loss on debt extinguishment	—	1,150
Gain on sales of loans	(2,630)	(1,907)
Deferred income tax expense	6,336	20,647
Income from bank owned life insurance, net	(5,241)	(3,388)
Amortization of intangible assets	7,071	8,144
Originations of loans held for sale	(33,778)	(20,264)
Proceeds from the sales of and principal payments from loans held for sale	44,320	17,609
Change in accrued expenses and other liabilities, net	(14,127)	(22,500)
Change in accrued interest receivable and other assets, net	61,455	47,069
Net cash provided by operating activities	210,378	170,421
Cash flows from investing activities:
Net decrease in interest-bearing time deposits with financial institutions	—	137
Loan originations and payments, net	(791,918)	(339,184)
Proceeds from loans held for sale previously classified as portfolio loans	—	449
Purchase of loans held for investment	(797)	—
Proceeds from prepayments and maturities of securities held-to-maturity	10,242	4,790
Purchase of securities available-for-sale	(583,329)	(1,331,037)
Proceeds from prepayments and maturities of securities available-for-sale	184,974	273,521
Proceeds from sales of securities available-for-sale	705,729	464,651
Proceeds from the sales of premises and equipment	—	13
Proceeds from surrender of bank owned life insurance	—	1,307
Purchase of bank owned life insurance	—	(150,000)
Purchase of premises and equipment	(4,045)	(3,102)
Change in FHLB, FRB, and other stock, at cost	(2,243)	86
Funding of CRA investments, net	(1,442)	(13,603)
Net cash used in investing activities	(482,829)	(1,091,972)
Cash flows from financing activities:
Net increase in deposit accounts	$969,024	$800,920
Net change in short-term borrowings	(358,000)	(10,000)
Proceeds from long-term borrowings	400,000	—
Repayments of long-term borrowings	—	(21,503)
Redemption of junior subordinated debt securities	—	(25,750)
Cash dividends paid	(62,469)	(59,521)
Repurchase and retirement of common stock	—	(6,897)
Proceeds from exercise of stock options	665	732
Restricted stock surrendered and canceled	(8,674)	(5,308)
Net cash provided by financing activities	940,546	672,673
Net increase (decrease) in cash and cash equivalents	668,095	(248,878)
Cash and cash equivalents, beginning of period	304,703	880,766
Cash and cash equivalents, end of period	$972,798	$631,888

Supplemental cash flow disclosures:
Interest paid	$16,640	$21,614
Income taxes paid, net	31,433	35,211
Noncash investing activities during the period:
Transfers of investment securities from available-for-sale to held-to-maturity	1,019,472	—
Recognition of operating lease right-of-use assets	(1,183)	—
Recognition of operating lease liabilities	1,183	—
Due on unsettled security purchases	(30,149)	(12,830)

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements reflect all normal recurring adjustments and accruals that are necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2022.

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

The Company consolidates voting entities in which the Company has control through voting interests or entities through which the Company has a controlling financial interest in a variable interest entity (“VIE”). The Company evaluates its interests in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size, and form of the Company's involvement with the VIE. See Note 14 – Variable Interest Entities for additional information.

Note 2 – Recently Issued Accounting Pronouncements

Recent Accounting Guidance Not Yet Effective

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. The FASB issued this Update in response to feedback the FASB received from various stakeholders in its post-implementation review process related to the issuance of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was effective for the Company on January 1, 2020. The amendments in this Update include the elimination of accounting guidance for troubled debt restructurings (“TDRs”) in Subtopic 310-40 - Receivables - Troubled Debt Restructurings by Creditors, and introduce new disclosures and enhance existing disclosures concerning certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. Rather than applying the recognition and measurement guidance of troubled debt restructurings, an entity must determine whether a modification results in a new loan or the continuation of an existing loan. Further, the amendments in this Update require that a public business entity disclose current period gross charge-offs on financing receivables within the scope of ASC 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost, by year of origination and class of financing receivable. The amendments in this Update are effective for the Company in fiscal years beginning after December 15, 2022, as well as interim periods within those years. Early adoption is permitted. The amendments in this Update are to be applied prospectively. However, for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of this Update on the Company’s consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In response to concerns about structural risks of Interbank Offered Rates (“IBORs”), and particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. The amendments in this Update provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting as well as optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in this Update are elective and become effective upon issuance for all entities.

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

The Company accrues interest on loans using the interest method and only if deemed collectible. Loans for which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest is past due 90 days based on contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to the collection of principal and/or interest. When loans are placed on nonaccrual status, all previously accrued and uncollected interest is promptly reversed against current period interest income, and as such an ACL for accrued interest receivable is not established. Interest income generally is not recognized on nonaccrual loans unless the likelihood of further loss is remote. Interest payments received on nonaccrual loans are applied as a reduction to the loan principal balance. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are deemed to be fully collectible as to all principal and interest.

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

Although management uses the best information available to derive estimates necessary to measure an appropriate level of the ACL, future adjustments to the ACL may be necessary due to economic, operating, regulatory, and other conditions that may extend beyond the Company’s control. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL and credit review process and may require changes to the ACL.

Please also see Note 6 – Allowance for Credit Losses, of these Consolidated Financial Statements for additional discussion concerning the Company’s ACL methodology, including discussion concerning economic forecasts used in the determination of the ACL.

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

At June 30, 2022, the Company had the following segments and classes of loans:

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

Liabilities to make lease payments and right-of-use assets are determined based on the total contractual rents for each lease, discounted at the rate implicit in the lease or at the Company’s estimated incremental borrowing rate if the rate is not implicit in the lease. The Company measures future base rents based on the minimum payments specified in the lease agreement, giving consideration for periodic contractual rent increases which are based on an escalation rate or a specified index. When future rent payments are based on an index, the Company uses the index rate observed at the time of lease commencement to measure future lease payments. Liabilities to make future lease payments on operating leases are reduced by periodic contractual lease payments net of periodic interest accretion on the lease liability. Right-of-use assets for operating leases are amortized over the term of the lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion on the related liability to make lease payments. Expense recognition for operating leases is recorded on a straight-line basis. As of June 30, 2022, all of the Company’s leases were classified as either operating leases or short-term leases.

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

Stock-Based Compensation. The Company issues various forms of stock-based compensation awards annually to officers and directors of the Company, including stock options, restricted stock awards, and restricted stock units. The related compensation costs are based on the grant-date fair value and are recognized in the income statement over the period they are expected to vest, net of estimates for forfeitures. Estimates for forfeitures are based on the Company’s historical experience for each award type. A Black-Scholes model is utilized to estimate the fair value of stock options on the grant date. The Black-Scholes model uses certain assumptions to determine grant date fair value such as: expected volatility, expected term of the option, expected risk-free rate of interest, and expected dividend yield on the Corporation’s common stock. The market price of the Corporation’s common stock at the grant date is used for restricted stock awards in determining the grant date fair value for those awards.

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

Comprehensive Income (Loss). Comprehensive income (loss) is reported in addition to net income for all periods presented. Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company’s available-for-sale investment securities are required to be included in other comprehensive income or loss. Total comprehensive income (loss) and the components of accumulated other comprehensive income or loss are presented in the Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Comprehensive Income.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Note 4 – Investment Securities

The amortized cost and estimated fair value of investment securities available-for-sale were as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
AFS investment securities:
June 30, 2022
U.S. Treasury	$34,750	$—	$(1,390)	$33,360
Agency	452,845	34	(40,584)	412,295
Corporate debt	602,320	36	(32,941)	569,415
Collateralized mortgage obligations	832,341	28	(42,583)	789,786
Mortgage-backed securities	986,255	—	(112,041)	874,214
Total AFS investment securities	$2,908,511	$98	$(229,539)	$2,679,070

December 31, 2021
U.S. Treasury	$57,708	$614	$(456)	$57,866
Agency	440,183	2,081	(10,129)	432,135
Corporate debt	451,621	6,096	(3,856)	453,861
Municipal bonds	1,061,985	32,209	(4,281)	1,089,913
Collateralized mortgage obligations	680,686	2,012	(6,055)	676,643
Mortgage-backed securities	1,586,406	3,220	(26,180)	1,563,446
Total AFS investment securities	$4,278,589	$46,232	$(50,957)	$4,273,864

The carrying amount and estimated fair value of investment securities held-to-maturity were as follows:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Gain	Gross Unrecognized Loss	Estimated Fair Value
HTM investment securities:
June 30, 2022
Municipal bonds	$1,148,411	$(109)	$1,148,302	$448	$(211,542)	$937,208
Mortgage-backed securities	240,918	—	240,918	9	(23,096)	217,831
Other	1,462	—	1,462	—	—	1,462
Total HTM investment securities	$1,390,791	$(109)	$1,390,682	$457	$(234,638)	$1,156,501

December 31, 2021
Municipal bonds	$368,344	$(22)	$368,322	$3,834	$(1,649)	$370,507
Mortgage-backed securities	11,843	—	11,843	564	—	12,407
Other	1,509	—	1,509	—	—	1,509
Total HTM investment securities	$381,696	$(22)	$381,674	$4,398	$(1,649)	$384,423

The Company reassesses classification of certain investments as part of the ongoing review of the investment securities portfolio. During the second quarter of 2022, the Company transferred the remaining AFS municipal bond portfolio totaling $444.6 million, which the Company intends and has the ability to hold to maturity, to HTM securities. The transfer of these securities was accounted for at fair value on the transfer date. The municipal bonds had a net carrying amount of $400.8 million with a pre-tax unrealized loss of $43.8 million, which was reflected as discounts on the date of transfer. These discounts will be accreted into interest income as yield adjustments over the remaining term of the securities. The amortization of the unrealized losses reported in accumulated other comprehensive income will offset the effect on interest income of the accretion of the discounts. No gains or losses were recorded at the time of transfer.
Investment securities with carrying values of $87.3 million and $130.7 million as of June 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits, other borrowings, and for other purposes as required or permitted by law.

Unrealized Gains and Losses

Unrealized gains and losses on AFS investment securities are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At June 30, 2022, the Company had a net unrealized loss of $229.4 million, or $163.9 million net of tax in accumulated other comprehensive loss, compared to a net unrealized loss of $4.7 million, or $3.3 million net of tax in accumulated other comprehensive loss, at December 31, 2021.

For investment securities transferred from AFS to HTM, the unrealized gains and losses at the date of transfer continue to be reported in stockholders’ equity as accumulated other comprehensive income or loss and are amortized over the remaining lives of the securities with an offsetting entry to interest income as an adjustment of yield. At June 30, 2022, the unrealized loss on investment securities transferred from AFS to HTM was $71.5 million, or $51.1 million net of tax in accumulated other comprehensive loss.

The table below summarizes the number, fair value, and gross unrealized holding losses of the Company’s AFS investment securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of the dates indicated, aggregated by investment category and length of time in a continuous loss position.

	June 30, 2022
	Less than 12 Months			12 Months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
AFS investment securities:
U.S. Treasury	2	$33,360	$(1,390)	—	$—	$—	2	$33,360	$(1,390)
Agency	9	69,116	(9,554)	26	295,963	(31,030)	35	365,079	(40,584)
Corporate debt	52	503,218	(21,134)	3	48,161	(11,807)	55	551,379	(32,941)
Collateralized mortgage obligations	45	509,400	(27,406)	29	206,125	(15,177)	74	715,525	(42,583)
Mortgage-backed securities.	70	797,662	(98,760)	10	76,552	(13,281)	80	874,214	(112,041)
Total AFS investment securities	178	$1,912,756	$(158,244)	68	$626,801	$(71,295)	246	$2,539,557	$(229,539)

	December 31, 2021
	Less than 12 Months			12 Months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
AFS investment securities:
U.S. Treasury	3	$47,235	$(456)	—	$—	$—	3	$47,235	$(456)
Agency	19	278,078	(5,634)	16	119,750	(4,495)	35	397,828	(10,129)
Corporate debt	17	166,563	(849)	3	57,274	(3,007)	20	223,837	(3,856)
Municipal bonds	36	277,564	(4,079)	2	6,596	(202)	38	284,160	(4,281)
Collateralized mortgage obligations	26	226,763	(3,738)	15	121,185	(2,317)	41	347,948	(6,055)
Mortgage-backed securities	103	1,306,455	(20,417)	15	173,121	(5,763)	118	1,479,576	(26,180)
Total AFS investment securities	204	$2,302,658	$(35,173)	51	$477,926	$(15,784)	255	$2,780,584	$(50,957)

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

At June 30, 2022, the Company had an ACL of $109,000 for HTM investment securities classified as municipal bonds. The Company had an ACL of $22,000 for HTM investment securities at December 31, 2021. The Company recognized $68,000 and $19,000 of provision for credit losses for HTM investment securities during the three months ended June 30, 2022 and March 31, 2022, respectively, and $87,000 during the six months ended June 30, 2022. The Company did not recognize any provision for credit losses for HTM investment securities during the three and six months ended June 30, 2021.

The following table presents a rollforward by major security type of the allowance for credit losses on the Company's HTM debt securities as of, and for the periods indicated:

	Three Months Ended June 30, 2022
(Dollars in thousands)	Balance, March 31, 2022	Provision for Credit Losses	Balance, June 30, 2022
HTM investment securities:
Municipal bonds	$41	$68	$109

	Six Months Ended June 30, 2022
(Dollars in thousands)	Balance, December 31, 2021	Provision for Credit Losses	Balance, June 30, 2022
HTM investment securities:
Municipal bonds	$22	$87	$109

The Company had no ACL for AFS investment securities at June 30, 2022 and December 31, 2021. The Company performed a qualitative assessment of these investments as of June 30, 2022 and determined that the increase in unrealized losses was primarily the result of changes in interest rates with inflationary pressure driven by the Federal Reserve’s policy, and does not believe the declines in fair value were credit related. As of June 30, 2022, the Company had not recorded credit losses on certain AFS securities that were in an unrealized loss position due to the high quality of the investments, with investment grade ratings, and many of them issued by U.S. government agencies. No issuers of these securities have, to the Company’s knowledge, experienced credit downgrades. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell the securities prior to their anticipated recoveries. There was no provision for credit losses recognized for AFS investment securities during the three months ended June 30, 2022, March 31, 2022, or June 30, 2021, and the six months ended June 30, 2022 and June 30, 2021.

At June 30, 2022 and December 31, 2021, there were no AFS or HTM securities in nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. At June 30, 2022 and December 31, 2021, there were no securities purchased with deterioration in credit quality since their origination. At June 30, 2022 and December 31, 2021, there were no collateral dependent AFS or HTM securities.

Realized Gains and Losses

The following table presents the amortized cost of securities sold with related gross realized gains, gross realized losses, and net realized (losses) gains for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2022	2022	2021	2022	2021
Amortized cost of AFS investment securities sold	$45,121	$658,505	$280,199	$703,626	$455,520

Gross realized gains	$7	$13,637	$10,035	$13,645	$14,272
Gross realized (losses)	(38)	(11,503)	(4,950)	(11,542)	(5,141)
Net realized (losses) gains on sales of AFS investment securities	$(31)	$2,134	$5,085	$2,103	$9,131

Contractual maturities

The amortized cost and estimated fair value of investment securities at June 30, 2022, by contractual maturity, are shown in the table below.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS investment securities:
U.S. Treasury	$19,817	$19,806	$—	$—	$14,933	$13,554	$—	$—	$34,750	$33,360
Agency	—	—	318,130	297,704	97,045	84,078	37,670	30,513	452,845	412,295
Corporate debt	—	—	229,675	223,185	372,645	346,230	—	—	602,320	569,415
Collateralized mortgage obligations	—	—	47,532	47,032	221,867	205,674	562,942	537,080	832,341	789,786
Mortgage-backed securities	—	—	—	—	569,903	512,789	416,352	361,425	986,255	874,214
Total AFS investment securities	19,817	19,806	595,337	567,921	1,276,393	1,162,325	1,016,964	929,018	2,908,511	2,679,070
HTM investment securities:
Municipal bonds	—	—	—	—	60,867	56,380	1,087,544	880,828	1,148,411	937,208
Mortgage-backed securities	—	—	—	—	—	—	240,918	217,831	240,918	217,831
Other	—	—	—	—	—	—	1,462	1,462	1,462	1,462
Total HTM investment securities	—	—	—	—	60,867	56,380	1,329,924	1,100,121	1,390,791	1,156,501
Total investment securities	$19,817	$19,806	$595,337	$567,921	$1,337,260	$1,218,705	$2,346,888	$2,029,139	$4,299,302	$3,835,571

FHLB, FRB, and Other Stock

The Company’s equity securities primarily consist of Federal Home Loan Bank of San Francisco (“FHLB”) and Federal Reserve Bank of San Francisco (“FRB”) stock, which are considered restricted securities and held as a condition of membership of the FHLB and the Board of Governors of the Federal Reserve System. These equity securities without readily determinable fair values are carried at cost less impairment. At June 30, 2022, the Company had $19.5 million in FHLB stock, $74.5 million in FRB stock, and $24.6 million in other stock, all carried at cost. At December 31, 2021, the Company had $17.3 million in FHLB stock, $74.5 million in FRB stock, and $25.7 million in other stock.

The Company periodically evaluates its investments in FHLB, FRB, and other stock for impairment, including their capital adequacy and overall financial condition. No impairment losses have been recorded through June 30, 2022.

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

The following table presents the composition of the loan portfolio for the periods indicated:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Investor loans secured by real estate
CRE non-owner-occupied	$2,788,715	$2,771,137
Multifamily	6,188,086	5,891,934
Construction and land	331,734	277,640
SBA secured by real estate	44,199	46,917
Total investor loans secured by real estate	9,352,734	8,987,628
Business loans secured by real estate
CRE owner-occupied	2,486,747	2,251,014
Franchise real estate secured	387,683	380,381
SBA secured by real estate	67,191	69,184
Total business loans secured by real estate	2,941,621	2,700,579
Commercial loans
Commercial and industrial	2,295,421	2,103,112
Franchise non-real estate secured	415,830	392,576
SBA non-real estate secured	11,008	11,045
Total commercial loans	2,722,259	2,506,733
Retail loans
Single family residential	77,951	95,292
Consumer	4,130	5,665
Total retail loans	82,081	100,957
Loans held for investment before basis adjustment (1)	15,098,695	14,295,897
Basis adjustment associated with fair value hedge (2)	(51,087)	—
Loans held for investment	15,047,608	14,295,897
Allowance for credit losses for loans held for investment	(196,075)	(197,752)
Loans held for investment, net	$14,851,533	$14,098,145

Total unfunded loan commitments	$2,872,934	$2,507,911
Loans held for sale, at lower of cost or fair value	2,957	10,869
______________________________
(1) Includes net deferred origination fees of $3.1 million and $3.5 million, and unaccreted fair value net purchase discounts of $63.6 million and $77.1 million as of June 30, 2022 and December 31, 2021, respectively.
(2) Represents the basis adjustment associated with the application of hedge accounting on certain loans. Refer to Note 11 – Derivative Instruments for additional information.

Loans Serviced for Others and Loan Securitization

The Company generally retains the servicing rights of the guaranteed portion of SBA loans sold, for which the Company initially records a servicing asset at fair value within its other assets category. Servicing assets are subsequently measured using the amortization method and amortized to noninterest income. Servicing assets are evaluated for impairment based on the fair value of the assets as compared to carrying amount. At June 30, 2022 and December 31, 2021, the servicing asset totaled $3.7 million and $3.8 million, respectively, and were included in other assets in the Company’s consolidated statement of financial condition. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. At June 30, 2022 and December 31, 2021, the Company determined that no valuation allowance was necessary.

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

To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse Freddie Mac for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date of December 23, 2016. The liability recorded for Company’s exposure to the reimbursement agreement with Freddie Mac was $338,000 as of June 30, 2022 and December 31, 2021.

Loans sold and serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans and participations serviced for others were $528.3 million at June 30, 2022 and $565.8 million at December 31, 2021. Included in those totals are multifamily loans transferred through securitization with Freddie Mac of $64.0 million and $78.1 million at June 30, 2022 and December 31, 2021, respectively, and SBA participations serviced for others of $338.9 million and $365.6 million at June 30, 2022 and December 31, 2021, respectively.

Concentration of Credit Risk

As of June 30, 2022, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located predominately in California. The Company’s loan portfolio contains concentrations of credit in multifamily, CRE non-owner-occupied, CRE owner-occupied, and C&I business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and diversifies its loan portfolio through loan originations, purchases, and sales to meet approved concentration levels.

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus, and likewise in excess of 15% of the Bank’s unimpaired capital plus surplus for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $817.0 million for secured loans and $490.2 million for unsecured loans at June 30, 2022. In order to manage concentration risk, the Bank maintains a house lending limit well below these statutory maximums. At June 30, 2022, the Bank’s largest aggregate outstanding balance of loans to one borrower was $296.6 million primarily comprised of an asset-based line of credit.

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

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as of June 30, 2022:

	Term Loans by Vintage
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving Converted to Term During the Period	Total
June 30, 2022
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$407,555	$647,131	$229,618	$370,339	$331,235	$754,385	$5,333	$—	$2,745,596
Special mention	—	—	—	—	7,585	6,359	—	—	13,944
Substandard	—	—	—	25,773	—	2,914	—	488	29,175
Multifamily
Pass	1,012,086	2,245,091	809,115	976,171	314,160	821,575	261	—	6,178,459
Substandard	—	6,074	—	2,799	—	754	—	—	9,627
Construction and land
Pass	95,161	152,872	44,555	26,790	5,063	7,293	—	—	331,734
SBA secured by real estate
Pass	6,616	130	495	5,476	7,653	15,870	—	—	36,240
Substandard	—	—	—	—	2,432	5,527	—	—	7,959
Total investor loans secured by real estate	1,521,418	3,051,298	1,083,783	1,407,348	668,128	1,614,677	5,594	488	9,352,734
Business loans secured by real estate
CRE owner-occupied
Pass	506,736	760,398	255,275	255,040	131,615	551,125	4,720	—	2,464,909
Substandard	—	—	4,655	2,479	4,761	9,943	—	—	21,838
Franchise real estate secured
Pass	43,571	152,200	35,617	53,647	34,819	67,829	—	—	387,683
SBA secured by real estate
Pass	8,493	7,265	2,342	6,507	5,214	30,616	—	—	60,437
Substandard	—	—	—	—	1,377	5,377	—	—	6,754
Total loans secured by business real estate	558,800	919,863	297,889	317,673	177,786	664,890	4,720	—	2,941,621
Commercial loans
Commercial and industrial
Pass	194,470	361,430	65,403	170,883	100,744	152,008	1,232,369	2,801	2,280,108
Special mention	—	—	323	—	—	—	530	—	853
Substandard	893	2,122	—	3,527	674	1,687	5,557	—	14,460
Franchise non-real estate secured
Pass	74,199	152,765	22,624	72,220	37,442	41,084	780	—	401,114
Substandard	—	—	—	—	2,151	12,565	—	—	14,716
SBA non-real estate secured
Pass	1,952	453	522	1,817	732	3,955	—	—	9,431
Substandard	—	—	—	137	237	579	—	624	1,577
Total commercial loans	271,514	516,770	88,872	248,584	141,980	211,878	1,239,236	3,425	2,722,259

	Term Loans by Vintage
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving Converted to Term During the Period	Total
June 30, 2022
Retail loans
Single family residential
Pass	$—	$306	$181	$—	$29	$52,537	$24,854	$—	$77,907
Substandard	—	—	—	—	—	44	—	—	44
Consumer loans
Pass	—	9	22	27	9	1,173	2,887	—	4,127
Substandard	—	—	—	3	—	—	—	—	3
Total retail loans	—	315	203	30	38	53,754	27,741	—	82,081
Loans held for investment before basis adjustment (1)	$2,351,732	$4,488,246	$1,470,747	$1,973,635	$987,932	$2,545,199	$1,277,291	$3,913	$15,098,695
______________________________
(1) Excludes the basis adjustment of $51.1 million to the carrying amount of certain loans included in fair value hedging relationships. Refer to Note 11 – Derivative Instruments for additional information.

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as of December 31, 2021:

	Term Loans by Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2021
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$708,560	$269,944	$393,097	$387,923	$218,388	$730,736	$9,353	$—	$2,718,001
Special mention	—	—	16,166	7,682	—	—	—	—	23,848
Substandard	—	—	25,777	—	—	2,998	513	—	29,288
Multifamily
Pass	2,260,708	952,127	1,199,505	444,904	479,029	554,067	286	—	5,890,626
Substandard	—	—	—	543	—	765	—	—	1,308
Construction and land
Pass	119,532	97,721	40,556	12,415	3,857	3,559	—	—	277,640
SBA secured by real estate
Pass	130	497	6,259	9,074	12,070	9,198	—	—	37,228
Special mention	—	—	—	957	—	544	—	—	1,501
Substandard	—	—	—	2,343	3,679	2,166	—	—	8,188
Total investor loans secured by real estate	3,088,930	1,320,289	1,681,360	865,841	717,023	1,304,033	10,152	—	8,987,628

	Term Loans by Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2021
Business loans secured by real estate
CRE owner-occupied
Pass	$853,044	$273,469	$287,249	$161,636	$187,130	$464,271	$6,738	$292	$2,233,829
Substandard	—	—	2,553	6,074	2,966	5,592	—	—	17,185
Franchise real estate secured
Pass	156,381	36,335	55,091	40,047	56,288	34,878	1,361	—	380,381
SBA secured by real estate
Pass	6,379	2,364	7,331	9,125	10,734	24,627	—	—	60,560
Special mention	—	—	—	—	—	62	—	—	62
Substandard	—	—	—	2,062	2,690	3,810	—	—	8,562
Total loans secured by business real estate	1,015,804	312,168	352,224	218,944	259,808	533,240	8,099	292	2,700,579
Commercial loans
Commercial and industrial
Pass	425,683	79,635	200,234	117,471	123,345	70,789	1,032,053	3,371	2,052,581
Special mention	—	—	146	—	—	152	14,814	178	15,290
Substandard	1,772	—	14	2,683	863	1,150	27,684	1,075	35,241
Franchise non-real estate secured
Pass	163,865	23,943	85,206	45,061	23,672	31,163	—	—	372,910
Substandard	—	—	1,589	3,627	13,346	1,104	—	—	19,666
SBA non-real estate secured
Pass	474	564	1,292	666	2,806	2,148	—	—	7,950
Special mention	—	—	681	114	—	—	—	—	795
Substandard	—	—	76	339	685	547	653	—	2,300
Total commercial loans	591,794	104,142	289,238	169,961	164,717	107,053	1,075,204	4,624	2,506,733
Retail loans
Single family residential
Pass	313	211	—	32	2,008	68,759	23,920	—	95,243
Substandard	—	—	—	—	—	49	—	—	49
Consumer loans
Pass	11	28	49	19	11	1,394	4,113	—	5,625
Substandard	—	—	5	—	—	35	—	—	40
Total retail loans	324	239	54	51	2,019	70,237	28,033	—	100,957
Loans held for investment	$4,696,852	$1,736,838	$2,322,876	$1,254,797	$1,143,567	$2,014,563	$1,121,488	$4,916	$14,295,897

The following tables stratify loans held for investment by delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+	Total
June 30, 2022
Investor loans secured by real estate
CRE non-owner-occupied	$2,772,126	$6,359	$—	$10,230	$2,788,715
Multifamily	6,179,213	—	—	8,873	6,188,086
Construction and land	331,734	—	—	—	331,734
SBA secured by real estate	44,199	—	—	—	44,199
Total investor loans secured by real estate	9,327,272	6,359	—	19,103	9,352,734
Business loans secured by real estate
CRE owner-occupied	2,481,858	—	—	4,889	2,486,747
Franchise real estate secured	387,683	—	—	—	387,683
SBA secured by real estate	67,108	83	—	—	67,191
Total business loans secured by real estate	2,936,649	83	—	4,889	2,941,621
Commercial loans
Commercial and industrial	2,290,204	473	—	4,744	2,295,421
Franchise non-real estate secured	415,830	—	—	—	415,830
SBA not secured by real estate	10,384	—	—	624	11,008
Total commercial loans	2,716,418	473	—	5,368	2,722,259
Retail loans
Single family residential	77,951	—	—	—	77,951
Consumer loans	4,130	—	—	—	4,130
Total retail loans	82,081	—	—	—	82,081
Loans held for investment before basis adjustment (1)	$15,062,420	$6,915	$—	$29,360	$15,098,695

December 31, 2021
Investor loans secured by real estate
CRE non-owner-occupied	$2,760,882	$—	$—	$10,255	$2,771,137
Multifamily	5,890,704	1,230	—	—	5,891,934
Construction and land	277,640	—	—	—	277,640
SBA secured by real estate	46,580	—	—	337	46,917
Total investor loans secured by real estate	8,975,806	1,230	—	10,592	8,987,628
Business loans secured by real estate
CRE owner-occupied	2,246,062	—	—	4,952	2,251,014
Franchise real estate secured	380,381	—	—	—	380,381
SBA secured by real estate	68,743	—	—	441	69,184
Total business loans secured by real estate	2,695,186	—	—	5,393	2,700,579
Commercial loans
Commercial and industrial	2,101,558	92	—	1,462	2,103,112
Franchise non-real estate secured	392,576	—	—	—	392,576
SBA not secured by real estate	10,319	73	—	653	11,045
Total commercial loans	2,504,453	165	—	2,115	2,506,733
Retail loans
Single family residential	95,292	—	—	—	95,292
Consumer loans	5,665	—	—	—	5,665
Total retail loans	100,957	—	—	—	100,957
Loans held for investment	$14,276,402	$1,395	$—	$18,100	$14,295,897
______________________________
(1) Excludes the basis adjustment of $51.1 million to the carrying amount of certain loans included in fair value hedging relationships. Refer to Note 11 – Derivative Instruments for additional information.

Individually Evaluated Loans

The Company evaluates loans collectively for purposes of determining the ACL in accordance with ASC 326. Collective evaluation is based on aggregating loans deemed to possess similar risk characteristics. In certain instances, the Company may identify loans that it believes no longer possess risk characteristics similar to other loans in the portfolio. These loans are typically identified from a substandard or worse internal risk grade, since the specific attributes and risks associated with such loans tend to become unique as the credit deteriorates. Such loans are typically nonperforming, modified through a TDR, and/or are deemed collateral dependent, where the ultimate repayment of the loan is expected to come from the operation of or eventual sale of the collateral. Loans that are deemed by management to no longer possess risk characteristics similar to other loans in the portfolio are evaluated individually for purposes of determining an appropriate lifetime ACL. The Company uses a discounted cash flow approach, using the loan’s effective interest rate, for determining the ACL on individually evaluated loans, unless the loan is deemed collateral dependent, which requires evaluation based on the estimated fair value of the underlying collateral, less estimated costs to sell. The Company may increase or decrease the ACL for collateral dependent individually evaluated loans based on changes in the estimated expected fair value of the collateral. Changes in the ACL for all other individually evaluated loans is based substantially on the Company’s evaluation of cash flows expected to be received from such loans.

As of June 30, 2022, $44.4 million of loans were individually evaluated with $1.8 million ACL attributed to such loans. At June 30, 2022, $11.5 million of individually evaluated loans were evaluated using a discounted cash flow approach, and $32.9 million of individually evaluated loans were evaluated based on the underlying value of the collateral. All individually evaluated loans were on nonaccrual status at June 30, 2022.

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

Troubled Debt Restructurings

We sometimes modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest-only payments, and, in limited cases, concessions to the outstanding loan balances. These loans are classified as TDRs. TDRs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition or cash flows. A workout plan between us and the borrower is designed to provide a bridge for borrower cash flow shortfalls in the near term. In most cases, the Company initially places TDRs on nonaccrual status, and they may return to accrual status when the loans are brought current, have performed in accordance with the restructured contractual terms for a period of at least six months, and the ultimate collectability of the total contractual restructured principal and interest payments are no longer in doubt. At June 30, 2022 and December 31, 2021, the Company had five and six loans totaling $16.6 million and $16.9 million, respectively, modified as TDRs, which are comprised of three CRE owner-occupied loans and one C&I loan totaling $5.1 million and $5.1 million, respectively, belonging to one borrower relationship with the terms modified due to bankruptcy, and one franchise non-real estate secured loan of $11.5 million and two franchise non-real estate secured loans totaling $12.1 million, respectively, belonging to another borrower relationship with the terms modified for payment deferral.

During the three and six months ended June 30, 2022, the three CRE owner-occupied loans and one C&I loan classified as TDRs experienced payment defaults after modifications within the previous 12 months and were in payment default. All TDRs were on nonaccrual status as of June 30, 2022 and December 31, 2021. During the three and six months ended June 30, 2021, there were six loans modified as TDRs, of which three CRE owner-occupied loans and one C&I loan classified experienced payment defaults after modifications within the previous 12 months.

Purchased Credit Deteriorated Loans

The Company analyzed acquired loans for more-than-insignificant deterioration in credit quality since their origination. Such loans are classified as purchased credit deteriorated loans. Please see Note 3 – Significant Accounting Policies for more information concerning the accounting for PCD loans. The Company had PCD loans of $477.2 million and $567.6 million at June 30, 2022 and December 31, 2021, respectively.

Acquired loans classified as PCD are recorded at an initial amortized cost, which is comprised of the purchase price of the loans (or initial fair value) and the initial ACL determined for the loans, which is added to the purchase price, as well as any resulting discount or premium related to factors other than credit. The Company accounts for interest income on PCD loans using the interest method, whereby any purchase discounts or premiums are accreted or amortized into interest income as an adjustment of the loan’s yield. Subsequent to acquisition, the ACL for PCD loans is measured in accordance with the Company’s ACL methodology. Please also see Note 6 – Allowance for Credit Losses for more information concerning the Company’s ACL methodology.

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

The Company typically does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the timely collection of principal or interest. However, when such loans are well secured and in the process of collection, the Company may continue with the accrual of interest. The Company had loans on nonaccrual status of $44.4 million at June 30, 2022 and $31.3 million at December 31, 2021. The Company did not record income from the receipt of cash payments related to nonaccruing loans during the three and six months ended June 30, 2022 and June 30, 2021. The Company had no loans 90 days or more past due and still accruing at June 30, 2022 and December 31, 2021, respectively.

The following tables provide a summary of nonaccrual loans as of the dates indicated:

	Nonaccrual Loans (1)
(Dollars in thousands)	Collateral Dependent Loans	ACL	Non-Collateral Dependent Loans	ACL	Total Nonaccrual Loans	Nonaccrual Loans with No ACL
June 30, 2022
Investor loans secured by real estate
CRE non-owner-occupied	$10,230	$1,835	$—	$—	$10,230	$2,615
Multifamily	8,873	—	—	—	8,873	8,873
SBA secured by real estate	562	—	—	—	562	562
Total investor loans secured by real estate	19,665	1,835	—	—	19,665	12,050
Business loans secured by real estate
CRE owner-occupied	4,889	—	—	—	4,889	4,889
SBA secured by real estate	206	—	—	—	206	206
Total business loans secured by real estate	5,095	—	—	—	5,095	5,095
Commercial loans
Commercial and industrial	4,744	—	—	—	4,744	4,744
Franchise non-real estate secured	2,794	—	11,517	—	14,311	14,311
SBA non-real estate secured	624	—	—	—	624	624
Total commercial loans	8,162	—	11,517	—	19,679	19,679
Retail loans
Single family residential	6	—	—	—	6	6
Total retail loans	6	—	—	—	6	6
Total nonaccrual loans	$32,928	$1,835	$11,517	$—	$44,445	$36,830

December 31, 2021
Investor loans secured by real estate
CRE non-owner-occupied	$10,255	$1,455	$—	$—	$10,255	$2,640
SBA secured by real estate	937	—	—	—	937	937
Total investor loans secured by real estate	11,192	1,455	—	—	11,192	3,577
Business loans secured by real estate
CRE owner-occupied	4,952	—	—	—	4,952	4,952
SBA secured by real estate	589	—	—	—	589	589
Total business loans secured by real estate	5,541	—	—	—	5,541	5,541
Commercial loans
Commercial and industrial	1,462	—	336	—	1,798	1,797
Franchise non-real estate secured	—	—	12,079	—	12,079	12,079
SBA non-real estate secured	653	—	—	—	653	653
Total commercial loans	2,115	—	12,415	—	14,530	14,529
Retail loans
Single family residential	10	—	—	—	10	10
Total retail loans	10	—	—	—	10	10
Total nonaccrual loans	$18,858	$1,455	$12,415	$—	$31,273	$23,657
______________________________
(1) The ACL for nonaccrual loans is determined based on a discounted cash flow methodology unless the loan is considered collateral dependent; otherwise, the ACL for collateral dependent nonaccrual loans is determined based on the estimated fair value of the underlying collateral.

Residential Real Estate Loans In Process of Foreclosure

The Company had no consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of June 30, 2022 or December 31, 2021.

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

The following tables summarize collateral dependent loans by collateral type as of the dates indicated:

(Dollars in thousands)	Office Properties	Industrial Properties	Retail Properties	Land Properties	Hotel Properties	Multifamily Properties	Residential Properties	Business Assets	Total
June 30, 2022
Investor loan secured by real estate
CRE non-owner-occupied	$—	$—	$488	$—	$9,742	$—	$—	$—	$10,230
Multifamily	—	—	—	—	—	8,873	—	—	8,873
SBA secured by real estate	—	—	—	—	562	—	—	—	562
Total investor loans secured by real estate	—	—	488	—	10,304	8,873	—	—	19,665
Business loans secured by real estate
CRE owner-occupied	—	—	—	4,889	—	—	—	—	4,889
SBA secured by real estate	123	83	—	—	—	—	—	—	206
Total business loans secured by real estate	123	83	—	4,889	—	—	—	—	5,095
Commercial loans
Commercial and industrial	—	—	—	242	—	—	—	4,502	4,744
Franchise non-real estate secured	—	—	—	—	—	—	—	2,794	2,794
SBA non-real estate secured	—	—	—	—	—	—	—	624	624
Total commercial loans	—	—	—	242	—	—	—	7,920	8,162
Retail loans
Single family residential	—	—	—	—	—	—	6	—	6
Total retail loans	—	—	—	—	—	—	6	—	6
Total collateral dependent loans	$123	$83	$488	$5,131	$10,304	$8,873	$6	$7,920	$32,928

(Dollars in thousands)	Office Properties	Industrial Properties	Retail Properties	Land Properties	Hotel Properties	Residential Properties	Business Assets	Total
December 31, 2021
Investor loan secured by real estate
CRE non-owner-occupied	$—	$—	$513	$—	$9,742	$—	$—	$10,255
SBA secured by real estate	—	—	—	—	937	—	—	937
Total investor loans secured by real estate	—	—	513	—	10,679	—	—	11,192
Business loans secured by real estate
CRE owner-occupied	—	—	—	4,952	—	—	—	4,952
SBA secured by real estate	148	441	—	—	—	—	—	589
Total business loans secured by real estate	148	441	—	4,952	—	—	—	5,541
Commercial loans
Commercial and industrial	—	—	—	245	—	—	1,217	1,462
SBA non-real estate secured	—	—	—	—	—	—	653	653
Total commercial loans	—	—	—	245	—	—	1,870	2,115
Retail loans
Single family residential	—	—	—	—	—	10	—	10
Total retail loans	—	—	—	—	—	10	—	10
Total collateral dependent loans	$148	$441	$513	$5,197	$10,679	$10	$1,870	$18,858

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

Economic Forecasts

GAAP requires the Company to develop reasonable and supportable forecasts of future conditions, and estimate how those forecasts are expected to impact a borrower’s ability to satisfy their obligation to the Bank and the ultimate collectability of future cash flows over the life of a loan. The Company uses macroeconomic scenarios from an independent third-party. These scenarios are based on past events, current conditions, and the likelihood of future events occurring. These scenarios typically are comprised of: a base-case scenario, an upside scenario, representing slightly better economic conditions than currently experienced, and a downside scenario, representing recessionary conditions. Management periodically evaluates appropriateness of economic scenarios and may decide that a particular economic scenario or a combination of probability-weighted economic scenarios should be used in the Company’s ACL model. The economic scenarios chosen for the model, the extent to which more than one scenario is used, and the weights that are assigned to them, are based on the likelihood that the economy would perform better than each scenario, which is based in part on analysis performed by an independent third-party. Economic scenarios chosen, as well as the assumptions within those scenarios, and whether to use a probability-weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events. The Company’s ACL model at June 30, 2022 includes assumptions concerning the ongoing COVID-19 pandemic, the potential impact of the ongoing war between Russia and Ukraine, ongoing inflationary pressures throughout the U.S. economy, general uncertainty concerning future economic conditions, and the potential for recessionary conditions.

The Company currently forecasts PDs and LGDs based on economic scenarios over a two-year period, which we believe is a reasonable and supportable period. Beyond this point, PDs and LGDs revert to their long-term averages. The Company has reflected this reversion over a period of three years in each of its economic scenarios used to generate the overall probability-weighted forecast. Changes in economic forecasts impact the PD, LGD, and EAD for each loan, and therefore influence the amount of future cash flows the Company does not expect to collect for each loan.

It is important to note that the Company’s ACL model relies on multiple economic variables, which are used in several economic scenarios. Although no one economic variable can fully demonstrate the sensitivity of the ACL calculation to changes in the economic variables used in the model, the Company has identified certain economic variables that have significant influence in the Company’s model for determining the ACL. These key economic variables include the U.S. unemployment rate, U.S. real GDP growth, CRE prices, and the 10-year U.S. Treasury yield.

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

As of June 30, 2022, qualitative adjustments primarily relate to certain segments of the loan portfolio deemed by management to be of a higher-risk profile where management believes the quantitative component of the Company’s ACL model may not have fully captured the associated impact to the ACL. In addition, qualitative adjustments also relate to heightened uncertainty as to future macroeconomic conditions and the related impact on certain loan segments. Management reviews the need for an appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.

The following tables provides the allocation of the ACL for loans held for investment as well as the activity in the ACL attributed to various segments in the loan portfolio as of, and for the periods indicated:

	Three Months Ended June 30, 2022
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner occupied	$35,974	$—	$—	$1,247	$37,221
Multifamily	54,325	—	—	1,968	56,293
Construction and land	5,219	—	—	217	5,436
SBA secured by real estate	3,050	—	—	(185)	2,865
Business loans secured by real estate
CRE owner-occupied	31,891	—	4	(434)	31,461
Franchise real estate secured	7,977	—	—	(1,447)	6,530
SBA secured by real estate	5,195	—	—	(46)	5,149
Commercial loans
Commercial and industrial	38,598	(5,381)	533	3,298	37,048
Franchise non-real estate secured	14,304	(448)	—	(732)	13,124
SBA non-real estate secured	490	—	16	(54)	452
Retail loans
Single family residential	233	—	33	12	278
Consumer loans	261	(2)	—	(41)	218
Totals	$197,517	$(5,831)	$586	$3,803	$196,075

	Six Months Ended June 30, 2022
	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner occupied	$37,380	$—	$—	$(159)	$37,221
Multifamily	55,209	—	—	1,084	56,293
Construction and land	5,211	—	—	225	5,436
SBA secured by real estate	3,201	(70)	—	(266)	2,865
Business loans secured by real estate
CRE owner-occupied	29,575	—	14	1,872	31,461
Franchise real estate secured	7,985	—	—	(1,455)	6,530
SBA secured by real estate	4,866	—	—	283	5,149
Commercial loans
Commercial and industrial	38,136	(7,560)	2,374	4,098	37,048
Franchise non-real estate secured	15,084	(448)	—	(1,512)	13,124
SBA non-real estate secured	565	(50)	18	(81)	452
Retail loans
Single family residential	255	—	33	(10)	278
Consumer loans	285	(2)	—	(65)	218
Totals	$197,752	$(8,130)	$2,439	$4,014	$196,075

	Three Months Ended June 30, 2021
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner occupied	$45,545	$—	$—	$1,567	$47,112
Multifamily	79,815	—	—	(20,756)	59,059
Construction and land	13,263	—	—	(3,715)	9,548
SBA secured by real estate	5,141	—	—	(460)	4,681
Business loans secured by real estate
CRE owner-occupied	41,594	—	15	(5,862)	35,747
Franchise real estate secured	10,876	—	—	560	11,436
SBA secured by real estate	6,451	—	80	(214)	6,317
Commercial loans
Commercial and industrial	43,373	(3,290)	2,098	(2,302)	39,879
Franchise non-real estate secured	18,903	—	—	(1,590)	17,313
SBA non-real estate secured	890	—	2	(162)	730
Retail loans
Single family residential	822	—	1	(153)	670
Consumer loans	326	—	—	(44)	282
Totals	$266,999	$(3,290)	$2,196	$(33,131)	$232,774

	Six Months Ended June 30, 2021
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner occupied	$49,176	$(154)	$—	$(1,910)	$47,112
Multifamily	62,534	—	—	(3,475)	59,059
Construction and land	12,435	—	—	(2,887)	9,548
SBA secured by real estate	5,159	(265)	—	(213)	4,681
Business loans secured by real estate
CRE owner-occupied	50,517	—	30	(14,800)	35,747
Franchise real estate secured	11,451	—	—	(15)	11,436
SBA secured by real estate	6,567	(98)	80	(232)	6,317
Commercial loans
Commercial and industrial	46,964	(4,569)	2,699	(5,215)	39,879
Franchise non-real estate secured	20,525	(156)	—	(3,056)	17,313
SBA non-real estate secured	995	—	4	(269)	730
Retail loans
Single family residential	1,204	—	1	(535)	670
Consumer loans	491	—	—	(209)	282
Totals	$268,018	$(5,242)	$2,814	$(32,816)	$232,774

The decrease in the ACL for loans held for investment during the three months ended June 30, 2022 of $1.4 million was comprised of $5.2 million in net charge-offs, partially offset by a $3.8 million provision for credit losses. The provision for credit losses for the three months ended June 30, 2022 was reflective of higher loans held for investment, higher net charge-offs, and the impact of macroeconomic uncertainties. The decrease in the ACL for loans held for investment during the six months ended June 30, 2022 of $1.7 million can be attributed to net charge-offs of $5.7 million, partially offset by a $4.0 million provision for credit losses. Charge-offs in the second quarter of 2022 are largely attributable to one C&I lending relationship.

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

Allowance for Credit Losses for Off-Balance Sheet Commitments

The Company maintains an ACL for off-balance sheet commitments related to unfunded loans and lines of credit, which is included in other liabilities of the consolidated statements of financial condition. The allowance for off-balance sheet commitments was $24.1 million at June 30, 2022, $27.5 million at March 31, 2022, and $27.4 million at December 31, 2021. The provision recapture for off-balance sheet commitments of $3.4 million and $3.2 million during the three and six months ended June 30, 2022, respectively, was largely due to changes in unfunded lending segment mix. The provision recapture of $5.4 million and $3.7 million during the three and six months ended June 30, 2021, respectively, was related primarily to improving economic conditions and forecasts reflected in the Company’s ACL model.

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

Note 7 – Goodwill and Other Intangible Assets

The Company had goodwill of $901.3 million at June 30, 2022 and December 31, 2021, respectively. The Company recorded adjustments to goodwill associated with the acquisition of Opus in the amount of $2.7 million during the six months ended June 30, 2021, within the one-year measurement period subsequent to the acquisition date of June 1, 2020. These adjustments largely relate to the finalization of the short-year Opus tax returns. During the second quarter of 2021, the Company finalized its fair value analysis of the acquired assets and assumed liabilities associated with the Opus acquisition.

The following table summarizes the change in the balance of goodwill for the periods indicated below:

	June 30,	June 30,
(Dollars in thousands)	2022	2021
Beginning balance	$901,312	$898,569
Purchase accounting adjustments	—	2,743
Ending balance	$901,312	$901,312
Accumulated impairment losses at end of period	$—	$—

The Company’s policy is to assess goodwill for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe the value of goodwill may be impaired.

Other intangible assets with definite lives were $62.5 million at June 30, 2022, consisting of $60.0 million in core deposit intangibles and $2.5 million in customer relationship intangibles. At December 31, 2021, other intangibles assets were $69.6 million, consisting of $66.9 million in core deposit intangibles and $2.7 million in customer relationship intangibles. The following table summarizes the change in the balance of core deposit intangibles and customer relationship intangibles, and the related accumulated amortization for the periods indicated below:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2022	2022	2021	2022	2021
Gross amount of intangible assets:
Beginning balance	$145,212	$145,212	$145,212	$145,212	$145,212
Additions due to acquisitions	—	—	—	—	—
Ending balance	145,212	145,212	145,212	145,212	145,212
Accumulated amortization:
Beginning balance	(79,234)	(75,641)	(63,848)	(75,641)	(59,705)
Amortization	(3,478)	(3,593)	(4,001)	(7,071)	(8,144)
Ending balance	(82,712)	(79,234)	(67,849)	(82,712)	(67,849)
Net intangible assets	$62,500	$65,978	$77,363	$62,500	$77,363

The Company amortizes core deposit intangibles and customer relationship intangibles based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of customer relationship intangibles. The amortization periods typically range from six to eleven years. The estimated aggregate amortization expense related to our core deposit intangible and customer relationship intangible assets for each of the next five years succeeding December 31, 2021, in order from the present, is $14.0 million, $12.3 million, $11.1 million, $10.0 million, and $8.9 million. The Company’s core deposit and customer relationship intangibles are evaluated annually for impairment or more frequently if events and circumstances lead management to believe their value may not be recoverable. Factors that may ultimately attribute to impairment include customer attrition and run-off. The Company is unaware of any events and/or circumstances that would indicate a possible impairment in the values of core deposit intangible assets and customer relationship intangible assets as of June 30, 2022.

Note 8 – Subordinated Debentures

As of June 30, 2022, the Company had three issuances of subordinated notes with an aggregate carrying value of $330.9 million and a weighted interest rate of 5.32%, compared to $330.6 million with a weighted interest rate of 5.33% at December 31, 2021.

The following table summarizes our outstanding subordinated debentures as of the dates indicated:

				June 30, 2022	December 31, 2021
(Dollars in thousands)	Stated Maturity	Current Interest Rate	Current Principal Balance	Carrying Value
Subordinated notes
Subordinated notes due 2024, 5.75% per annum	September 3, 2024	5.75%	$60,000	$59,731	$59,671
Subordinated notes due 2029, 4.875% per annum until May 15, 2024, 3-month LIBOR +2.5% thereafter	May 15, 2029	4.875%	125,000	123,259	123,132
Subordinated notes due 2030, 5.375% per annum until June 15, 2025, 3-month SOFR +5.170% thereafter	June 15, 2030	5.375%	150,000	147,896	147,764
Total subordinated debentures			$335,000	$330,886	$330,567

In connection with the various issuances of subordinated notes, the Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade ratings of BBB+ and BBB for the Corporation’s senior unsecured debt and subordinated debt, respectively, and a deposit and senior unsecured debt rating of A- and subordinated debt of BBB+ for the Bank. The Corporation’s and Bank’s ratings were reaffirmed in June 2022 by KBRA.

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

The following tables set forth the Corporation’s earnings per share calculations for the periods indicated:

	Three Months Ended
(Dollars in thousands, except per share data)	June 30, 2022	March 31, 2022	June 30, 2021
Basic
Net income	$69,803	$66,904	$96,302
Less: dividends and undistributed earnings allocated to participating securities	(867)	(685)	(1,034)
Net income allocated to common stockholders	$68,936	$66,219	$95,268

Weighted average common shares outstanding	93,765,264	93,499,695	93,635,392
Basic earnings per common share	$0.74	$0.71	$1.02

Diluted
Net income allocated to common stockholders	$68,936	$66,219	$95,268

Weighted average common shares outstanding	93,765,264	93,499,695	93,635,392
Diluted effect of share-based compensation	275,427	446,379	582,636
Weighted average diluted common shares	94,040,691	93,946,074	94,218,028
Diluted earnings per common share	$0.73	$0.70	$1.01

	Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2022	June 30, 2021
Basic
Net income	$136,707	$164,970
Less: dividends and undistributed earnings allocated to participating securities	(1,545)	(1,672)
Net income allocated to common stockholders	$135,162	$163,298

Weighted average common shares outstanding	93,633,213	93,582,563
Basic earnings per common share	$1.44	$1.74

Diluted
Net income allocated to common stockholders	$135,162	$163,298

Weighted average common shares outstanding	93,633,213	93,582,563
Diluted effect of share-based compensation	349,844	573,177
Weighted average diluted common shares	93,983,057	94,155,740
Diluted earnings per common share	$1.44	$1.73

Shares or stock options are excluded from the computations of dilutive earnings per share when their inclusion have an anti-dilutive effect. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. For the three and six months ended June 30, 2022 and June 30, 2021, and the three months ended March 31, 2022 there were no potential common shares that were anti-dilutive.

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

Investment Securities – Investment securities are generally valued based upon quotes obtained from independent third-party pricing services, which use evaluated pricing applications and model processes. Observable market inputs, such as, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data are considered as part of the evaluation. The inputs are related directly to the security being evaluated, or indirectly to a similarly situated security. Market assumptions and market data are utilized in the valuation models. The Company reviews the market prices provided by the third-party pricing service for reasonableness based on the Company’s understanding of the marketplace and credit issues related to the securities. The Company has not made any adjustments to the market quotes provided by them and, accordingly, the Company categorized these securities within Level 2 of the fair value hierarchy.

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

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	June 30, 2022
	Fair Value Measurement Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets
AFS investment securities:
U.S. Treasury	$—	$33,360	$—	$33,360
Agency	—	412,295	—	412,295
Corporate debt	—	569,415	—	569,415
Collateralized mortgage obligations	—	789,786	—	789,786
Mortgage-backed securities	—	874,214	—	874,214
Total AFS investment securities	$—	$2,679,070	$—	$2,679,070

Derivative assets:
Interest rate swaps (1)	$—	$5,606	$—	$5,606
Equity warrants	—	—	1,906	1,906
Total derivative assets	$—	$5,606	$1,906	$7,512

Financial liabilities
Derivative liabilities:
Interest rate swaps (1)	$—	$7,984	$—	$7,984
________________________________________________________________
(1) Represents amounts after the application of variation margin payments as settlements with central counterparties, where applicable. See Note 11 – Derivative Instruments for additional information.

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

The following table is a reconciliation of the fair value of the equity warrants that are classified as Level 3 and measured on a recurring basis as of:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2022	2022	2021	2022	2021
Beginning balance	$1,908	$1,889	$1,911	$1,889	$1,914
Change in fair value (1)	(2)	19	(8)	17	(11)
Ending balance	$1,906	$1,908	$1,903	$1,906	$1,903
______________________________
(1) The changes in fair value are included in other income on the consolidated statement of income.

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a recurring basis at the dates indicated.

	June 30, 2022
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Equity warrants	$1,906	Black-Scholes option pricing model	Volatility Risk free interest rate Marketability discount	30.00% 2.66% 5.50%	35.00% 2.99% 16.00%	31.16% 2.73% 13.57%

	December 31, 2021
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Equity warrants	$1,889	Black-Scholes option pricing model	Volatility Risk free interest rate Marketability discount	30.00% 0.39% 6.00%	35.00% 0.97% 16.00%	31.14% 0.52% 13.61%

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Individually Evaluated Loans – A loan is individually evaluated for expected credit losses when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement and it does not share similar risk characteristics with other loans. Individually evaluated loans are measured based on the fair value of the underlying collateral or the discounted expected future cash flows. Collateral generally consists of accounts receivable, inventory, fixed assets, real estate, and cash. The Company measures impairment on all nonaccrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling costs.

The fair value of individually evaluated loans were determined using Level 3 assumptions, and represents individually evaluated loan balances for which a specific reserve has been established and/or on which a write down has been taken. For real estate loans, generally, the Company obtains third party appraisals (or property valuations) and/or collateral audits in conjunction with internal analysis based on historical experience on its individually evaluated loans and other real estate owned to determine fair value. In determining the net realizable value of the underlying collateral for individually evaluated loans, the Company then discounts the valuation to cover both market price fluctuations and selling costs, typically ranging from 7% to 10% of the collateral value, that the Company expects would be incurred in the event of foreclosure. In addition to the discounts taken, the Company’s calculation of net realizable value considered any other senior liens in place on the underlying collateral. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions, and management’s expertise and knowledge of the client and client’s business.

At June 30, 2022, the Company’s individually evaluated collateral dependent loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisals available to management. The Company completed partial charge-offs on certain individually evaluated loans based on recent real estate or property appraisals and recorded the related reserves where applicable during the six months ended June 30, 2022.

The following table presents our assets measured at fair value on a nonrecurring basis at the dates indicated.

	June 30, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets
Collateral dependent loans	$—	$—	$12,409	$12,409

	December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets
Collateral dependent loans	$—	$—	$937	$937
The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at the dates indicated.

	June 30, 2022
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Investor loans secured by real estate
CRE non-owner-occupied	$7,907	Fair value of collateral	Collateral discount and cost to sell	7.00%	7.00%	7.00%
Commercial loans
Commercial and industrial	4,502	Fair value of collateral	Collateral discount and cost to sell	6.00%	6.00%	6.00%
Total individually evaluated loans	$12,409

	December 31, 2021
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Investor loans secured by real estate
SBA secured by real estate (1)	$937	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
Total individually evaluated loans	$937
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.

Fair Values of Financial Instruments

The fair value estimates presented herein are based on pertinent information available to management as of the dates indicated, representing an exit price.

	At June 30, 2022
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets
Cash and cash equivalents	$972,798	$972,798	$—	$—	$972,798
Interest-bearing time deposits with financial institutions	2,216	2,216	—	—	2,216
Investment securities held-to-maturity	1,390,682	—	1,156,501	—	1,156,501
Investment securities available-for-sale	2,679,070	—	2,679,070	—	2,679,070
Loans held for sale	2,957	—	3,100	—	3,100
Loans held for investment, net	15,047,608	—	—	14,578,222	14,578,222
Derivative assets (1)	7,512	—	5,606	1,906	7,512
Accrued interest receivable	66,898	—	66,898	—	66,898
Liabilities
Deposit accounts	$18,084,613	$—	$18,103,521	$—	$18,103,521
FHLB advances	600,000	—	599,403	—	599,403
Subordinated debentures	330,886	—	331,934	—	331,934
Derivative liabilities (1)	7,984	—	7,984	—	7,984
Accrued interest payable	2,866	—	2,866	—	2,866
________________________________________________________________
(1) Represents amounts after the application of variation margin payments as settlements with central counterparties, where applicable. See Note 11 – Derivative Instruments for additional information.

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

Derivatives Designated as Hedging Instruments

Fair Value Hedges – The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. During the second half of 2021, the Company entered into pay-fixed and receive-floating interest rate swaps associated with certain fixed rate loans, primarily commercial real estate loans, to manage its exposure to changes in fair value on these instruments attributable to changes in the designated USD-SOFR-COMPOUND benchmark interest rate. These interest rate swaps are designated as fair value hedges using the last-of-layer method. The Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The fair value hedges are recorded as components of other assets and other liabilities in the Company’s consolidated statements of financial condition. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income in the Company’s consolidated statements of income. At June 30, 2022 and December 31, 2021, interest rate swaps with an aggregate notional amount of $1.20 billion were designated as fair value hedges.

The following amounts were recorded on the consolidated statement of financial condition related to cumulative basis adjustment for fair value hedges as of the dates indicated:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Loans held for investment (1)	$1,148,913	$1,194,702	$(51,087)	$(5,298)
Total	$1,148,913	$1,194,702	$(51,087)	$(5,298)
______________________________
(1) These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At June 30, 2022 and December 31, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $3.35 billion and $3.61 billion, respectively, the cumulative basis adjustments associated with these hedging relationships was $(51.1) million and $(5.3) million, respectively; and the amounts of the designated hedged items were $1.20 billion and $1.20 billion, respectively.

Derivatives Not Designated as Hedging Instruments

Interest Rate Swap Contracts – From time to time, the Company enters into interest rate swap agreements with certain borrowers to assist them in mitigating their interest rate risk exposure associated with the loans they have with the Company. At the same time, the Company enters into identical offsetting interest rate swap agreements with another financial institution to mitigate the Company’s interest rate risk exposure associated with the swap agreements it enters into with its borrowers. The Company had over-the-counter derivative instruments and centrally-cleared derivative instruments with matched terms. The fair values of these agreements are determined through a third-party valuation model used by the Company’s swap advisory firm, which uses observable market data such as interest rates, prices of Eurodollar futures contracts, and market swap rates. The fair values of these swaps are recorded as components of other assets and other liabilities in the Company’s consolidated balance sheet. Changes in the fair value of these swaps, which occur due to changes in interest rates, are recorded in the Company’s income statement as a component of noninterest income.

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

Equity Warrant Assets – The Company acquired equity warrant assets as a result of the acquisition of Opus. Opus received equity warrant assets through its lending activities, which were accounted for as loan origination fees. The warrants provide the Bank the right to purchase a specific number of equity shares of the respective underlying private company at a certain price before expiration and contain net settlement terms qualifying as derivatives under ASC Topic 815. The Company no longer has loans associated with these borrowers. Changes in the fair value of the warrants are recognized as a component of noninterest income with a corresponding offset within other assets. The total fair value of the warrants was $1.9 million in other assets as of June 30, 2022 and December 31, 2021. The two remaining warrants expire on March 12, 2023 and July 28, 2025, respectively.

The following tables summarize the Company's derivative instruments included in other assets and other liabilities in the consolidated statements of financial condition:

	June 30, 2022
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments designated as hedging instruments:
Fair value hedge - interest rate swap contracts	$1,200,000	$51,273	$—	$—
Total derivative designated as hedging instruments	1,200,000	51,273	—	—
Derivative instruments not designated as hedging instruments:
Interest rate swaps contracts	119,149	7,982	119,149	7,984
Equity warrants	—	1,906	—	—
Total derivative not designated as hedging instruments	119,149	9,888	119,149	7,984
Total derivatives	$1,319,149	61,161	$119,149	7,984

Netting Adjustments - Cleared Positions (1)		53,649		—
Total derivatives in the Balance Sheet		$7,512		$7,984
______________________________
(1) Netting adjustments represents the variation margin payments that are considered legal settlements of derivative exposure and applied to net the fair value of the respective derivative contracts in accordance with the applicable accounting guidance on the settle-to-market rule for cleared derivatives.

	December 31, 2021
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments designated as hedging instruments:
Fair value hedge - interest rate swap contracts	$1,100,000	$4,874	$100,000	$33
Total derivative designated as hedging instruments	1,100,000	4,874	100,000	33
Derivative instruments not designated as hedging instruments:
Interest rate swaps contracts	132,056	5,226	132,056	5,230
Equity warrants	—	1,889	—	—
Total derivative not designated as hedging instruments	132,056	7,115	132,056	5,230
Total derivatives	$1,232,056	$11,989	$232,056	$5,263

The following table presents the effect of fair value hedge accounting on the consolidated statements of income:

		Three Months Ended			Six Months Ended
(Dollars in thousands)	Location of Gain (Loss) Recognized in Income on Derivative Instruments	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Gain (loss) on fair value hedging relationships:
Hedged items	Interest Income	$(11,866)	$(33,924)	$—	$(45,790)	$—
Derivatives designated as hedging instruments	Interest Income	12,082	32,257	—	44,339	—

The following table summarizes the effect of the derivatives not designated as hedging instruments in the consolidated statements of income.

(Dollars in thousands)		Three Months Ended			Six Months Ended
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income on Derivative Instruments	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest rate products	Other income	$2	$1	$1	$3	$8
Equity warrants	Other income	(2)	19	(8)	17	(11)
Total		$—	$20	$(7)	$20	$(3)

Note 12 – Balance Sheet Offsetting

Derivative financial instruments may be eligible for offset in the consolidated statements of financial condition, such as those subject to enforceable master netting arrangements or a similar agreement. Under these agreements, the Company has the right to net settle multiple contracts with the same counterparty. The Company offers an interest rate swap product to qualified customers, which are then paired with derivative contracts the Company enters into with a counterparty bank. While derivative contracts entered into with counterparty banks may be subject to enforceable master netting agreements, derivative contracts with customers may not be subject to enforceable master netting arrangements. With regard to derivative contracts not centrally cleared through a clearinghouse, regulations require collateral to be posted by the party with a net liability position. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in the value of the derivative. These payments are commonly referred to as variation margin and are treated as settlements of derivative exposure rather than as collateral. The Company elected to account for centrally-cleared derivative contracts on a gross basis, even when the right for setoff are in place. However, for derivative contracts cleared through certain central clearing parties, the fair value of the respective derivative contracts is reported net of the variation margin payments.

Financial instruments that are eligible for offset in the consolidated statements of financial condition as of the periods indicated are presented below:

				Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
(Dollars in thousands)	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition	Financial Instruments	Cash Collateral (2)	Net Amount
June 30, 2022
Derivative assets:
Interest rate swaps	$5,606	$—	$5,606	$(106)	$(4,365)	$1,135
Total	$5,606	$—	$5,606	$(106)	$(4,365)	$1,135

Derivative liabilities:
Interest rate swaps	$7,984	$—	$7,984	$(106)	$—	$7,878
Total	$7,984	$—	$7,984	$(106)	$—	$7,878

December 31, 2021
Derivative assets:
Interest rate swaps	$10,100	$—	$10,100	$—	$—	$10,100
Total	$10,100	$—	$10,100	$—	$—	$10,100

Derivative liabilities:
Interest rate swaps	$5,263	$—	$5,263	$(4,377)	$(886)	$—
Total	$5,263	$—	$5,263	$(4,377)	$(886)	$—

(1) Represents amounts after the application of variation margin payments as settlements with central counterparties, where applicable.
(2) Represents cash collateral received from or pledged with counterparty bank. Amounts are limited to the derivative asset or liability balance and, accordingly, do not include excess collateral, if any, received or pledged.

Note 13 – Leases

The Company accounts for its leases in accordance with ASC 842, which requires the Company to record liabilities for future lease obligations, as well as assets representing the right to use the underlying leased asset. The Company’s leases primarily represent future obligations to make payments for the use of buildings or space for its operations. Liabilities to make future lease payments are recorded in accrued expenses and other liabilities, while right-of-use assets are recorded in other assets in the Company’s consolidated statements of financial condition. At June 30, 2022, all of the Company’s leases were classified as operating leases or short-term leases. Short-term leases are leases that have a term of 12 months or less at commencement.

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

The Company’s lease expense is recorded in premises and occupancy expense in the consolidated statements of income. The following table presents the components of lease expense for the periods indicated:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease	$4,614	$4,738	$4,887	$9,352	$9,899
Short-term lease	388	490	323	878	830
Total lease expense	$5,002	$5,228	$5,210	$10,230	$10,729

The following table presents supplemental information related to operating leases as of and for six months ended:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Balance Sheet:
Operating lease right-of-use assets	$56,504	$64,009
Operating lease liabilities	64,722	72,541

	Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2021
Cash Flows:
Operating cash outflow from operating leases	$10,015	$10,208

The following table provides information related to minimum contractual lease payments and other information associated with the Company’s leases as of the dates indicated:

(Dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
June 30, 2022
Operating leases	$9,821	$19,100	$17,060	$11,328	$5,659	$9,424	$72,392
Short-term leases	156	15	—	—	—	—	171
Total contractual base rents (1)	$9,977	$19,115	$17,060	$11,328	$5,659	$9,424	$72,563

Total liability to make lease payments							$64,722
Difference in undiscounted and discounted future lease payments							7,670
Weighted average discount rate							5.09%
Weighted average remaining lease term (years)							4.4
______________________________
(1) Contractual base rents reflect options to extend and renewals, and do not include property taxes and other operating expenses due under respective lease agreements.

The Company from time to time leases portions of space it owns to other parties. Income received from these transactions is recorded on a straight-line basis over the term of the sublease. For the three months ended June 30, 2022, March 31, 2022, and June 30, 2021, rental income totaled $86,000, $125,000, and $177,000, respectively. For the six months ended June 30, 2022 and June 30, 2021, rental income totaled $211,000 and $352,000, respectively.

Note 14 – Variable Interest Entities

The Company is involved with VIEs through its loan securitization activities and affordable housing investments that qualify for the low-income housing tax credit (“LIHTC”). The Company has determined that its interests in these entities meet the definition of variable interests.

As of June 30, 2022 and December 31, 2021, the Company determined it was not the primary beneficiary of the VIEs and did not consolidate its interests in VIEs. The following table provides a summary of the carrying amount of assets and liabilities in the Company’s consolidated statements of financial condition and maximum exposure to loss as of June 30, 2022 and December 31, 2021 that relate to variable interests in non-consolidated VIEs.

	June 30, 2022			December 31, 2021
(Dollars in thousands)	Maximum Loss	Assets	Liabilities	Maximum Loss	Assets	Liabilities
Multifamily loan securitization:
Investment securities (1)	$66,496	$66,496	$—	$81,103	$81,103	$—
Reimbursement obligation (2)	50,901	—	338	50,901	—	338
Affordable housing partnership:
Other investments (3)	62,702	79,468	—	68,765	85,994	—
Unfunded equity commitments (2)	—	—	16,766	—	—	17,229
Total	$180,099	$145,964	$17,104	$200,769	$167,097	$17,567
______________________________
(1) Included in investment securities AFS on the consolidated statement of financial condition.
(2) Included in accrued expenses and other liabilities on the consolidated statement of financial condition.
(3) Included in other assets on the consolidated statement of financial condition.
.

Multifamily loan securitization

With respect to the securitization transaction with Freddie Mac discussed in Note 5 – Loans Held for Investment, the Company’s variable interests reside with the underlying Freddie Mac-issued guaranteed, structured pass-through certificates that were held as investment securities AFS at fair value as of June 30, 2022. Additionally, the Company has variable interests through a reimbursement agreement executed by Freddie Mac that obligates the Company to reimburse Freddie Mac for any defaulted contractual principal and interest payments identified after the ultimate resolution of the defaulted loans. Such reimbursement obligations are not to exceed 10% of the original principal amount of the loans comprising the securitization pool.

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

We believe that our maximum exposure to loss as a result of our involvement with the VIE associated with the securitization is the carrying value of the investment securities issued by Freddie Mac and purchased by the Company. Additionally, our maximum exposure to loss under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $50.9 million. Based upon our analysis of quantitative and qualitative data over the underlying loans included in the securitization pool, as of June 30, 2022 and December 31, 2021, our reserve for estimated losses with respect to the reimbursement obligation was $338,000.

Investments in qualified affordable housing partnerships

The Company has variable interests through its affordable housing partnership investments. These investments are fundamentally designed to provide a return through the generation of income tax credits. The Company has evaluated its involvement with the low-income housing projects and determined it does not have significant influence or decision-making capabilities to manage the projects, and therefore, is not the primary beneficiary, and does not consolidate these interests.

The Company’s maximum exposure to loss, exclusive of any potential realization of tax credits, is equal to the commitments invested, adjusted for amortization. The amount of unfunded commitments was included in the investments recognized as assets with a corresponding liability. The table above summarizes the amount of tax credit investments held as assets, the amount of unfunded commitments held as liabilities, and the maximum exposure to loss as of June 30, 2022 and December 31, 2021, respectively.

Note 15 – Subsequent Events

Quarterly cash dividend

On July 19, 2022, the Corporation’s Board of Directors declared a cash dividend of $0.33 per share, payable on August 12, 2022 to stockholders of record as of August 1, 2022.

Restructuring

During July 2022, the Company completed a staff restructuring by eliminating 53 positions, or approximately 3% of the workforce. As a result, the Company will incur one-time severance and other employee-related costs totaling $1.1 million in the third quarter of 2022. The workforce reduction will not have a material impact to the Company's financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains information and statements that are considered “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections, and statements of our beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” or words or phrases of similar meaning.

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

Deterioration in general business and economic conditions, including the tight labor market, supply chain disruptions, inflationary pressures, the ongoing and dynamic nature of the COVID-19 pandemic and related regulatory policies and practices, and turbulence in domestic or global financial markets could adversely affect our revenues, the values of our assets and liabilities, and our profitability, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility, which could result in impairment to our goodwill or other intangible assets in future periods. In addition to the foregoing, the following additional factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

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

•The impact of any change in the FDIC insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount;
•Changes in consumer spending, borrowing, and savings habits;
•The effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
•Our ability to attract deposits and other sources of liquidity;
•The possibility that we may reduce or discontinue the payments of dividends on our common stock;
•The possibility that we may discontinue, reduce, or otherwise limit the level of repurchases of our common stock we may make from time to time pursuant to our stock repurchase program;
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

GENERAL

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition, results of operations, liquidity, and capital resources. This discussion should be read in conjunction with our 2021 Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022.

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

Our corporate headquarters is located in Irvine, California. At June 30, 2022, we primarily conduct business throughout the Western Region of the United States from our 61 full-service depository branches located in Arizona, California, Nevada, Oregon, and Washington.

As a result of our organic and strategic growth strategy we have developed a variety of banking products and services within our targeted markets in the Western United States tailored to small- and middle-market businesses, corporations, including the owners and employees of those businesses, professionals, entrepreneurs, real estate investors, and non-profit organizations, as well as consumers in the communities we serve. Through our branches and our website, www.ppbi.com, we provide a wide array of banking products and services such as: various types of deposit accounts, digital banking, treasury management services, online bill payment, and a wide array of loan products, including commercial business loans, lines of credit, SBA loans, commercial real estate loans, agribusiness loans, franchise lending, home equity lines of credit, and construction loans throughout the Western United States in major metropolitan markets within Arizona, California, Nevada, Oregon, and Washington. We also enhanced nationwide specialty banking products and services for HOA and HOA management companies, as well as experienced owner-operator franchisees in the QSR industry. We have expanded our specialty products and services offerings to include commercial escrow services through our Commerce Escrow division, which facilitates commercial escrow services and tax-deferred commercial real estate exchanges under Section 1031 of the Internal Revenue Code, as well as custodial and maintenance services through our Pacific Premier Trust division, which serves as a custodian for self-directed IRAs as well as certain accounts that do not qualify as IRAs pursuant to the Internal Revenue Code.

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

While economic conditions have improved since the onset of the COVID-19 pandemic, new variants may continue to impact macroeconomic environment. Inflationary pressures resulting, in part, from various supply chain constraints in many aspects of the U.S. economy, has placed strain on various businesses, service providers and consumers. Should the COVID-19 pandemic as well as the ongoing economic pressures persist, we anticipate it could have an impact on the following:

•Loan growth and interest income - Economic activity has expanded since the onset of the COVID-19 pandemic; however, the economy continues to experience supply chain disruptions, inflationary pressures, and the uncertainty created by recent geopolitical developments. If the economic recovery begins to wane, it may have an impact on our borrowers, the businesses they operate, and their financial condition. Our borrowers may have less demand for credit needed to invest in and expand their businesses, as well as less demand for real estate and consumer loans. Such factors would place pressure on the level of interest-earning assets, which may negatively impact our interest income.

•Credit quality - Should there be a decline in economic activity, the markets we serve could experience increases in unemployment, declines in consumer confidence, and a reluctance on the part of businesses to invest in and expand their operations, among other things. Such factors may result in additional weakness in economic conditions, place strain on our borrowers, and ultimately impact the credit quality of our loan portfolio. We expect this could result in increases in the level of past due, nonaccrual, and classified loans, as well as higher net charge-offs. While economic conditions have improved since the onset of the COVID-19 pandemic, there can be no assurance the recovery will continue. As such, should we experience future deterioration in the credit quality of our loan portfolio, it may contribute to the need for additional provisions for credit losses.

•ACL - The Company is required to measure and record credit losses on certain financial assets, such as loans and debt securities, in accordance with the CECL model stipulated under ASC 326. The CECL model for measuring credit losses is highly dependent upon expectations of future economic conditions and requires management judgment. Should the recovery in economic conditions begin to wane and expectations concerning future economic conditions deteriorate, the Company may be required to record additional provisions for credit losses under the CECL model.

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

The U.S. government as well as other state and local policy makers have responded to the ongoing COVID-19 pandemic with actions geared to support not only the health and well-being of the public, but also consumers, businesses, and the economy as a whole. The Company continues to focus on serving its customers and communities and maintaining the well-being of its employees, monitor the economic environment, and make changes as appropriate.

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Certain accounting policies require management to make estimates and assumptions that involve a significant level of estimation uncertainty and are reasonably likely to have a material impact on the carrying value of certain assets and liabilities as well as the Company’s results of operations; management considers these to be critical accounting policies. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of the Company’s assets and liabilities as well as the Company’s results of operations in future reporting periods. Our significant accounting policies are described in Note 1. Description of Business and Summary of Significant Accounting Policies to the consolidated financial statements in our 2021 Form 10-K.

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

Although no one economic variable can fully demonstrate the sensitivity of the ACL calculation to changes in the economic variables used in the ACL model, the Company, as of June 30, 2022, has identified certain economic variables that have significant influence in the Company’s model for determining the ACL. These key economic variables include the U.S. unemployment rate, U.S. real GDP growth, CRE prices, and the 10-year U.S. Treasury yield. Please also see “Allowance for Credit Losses” under Item 2 - Management’s Discussion and Analysis for additional discussion on assumptions concerning economic forecasts and economic variables used in the Company’s ACL model as well as the impact of those items on the Company’s ACL.

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

Please also see Note 6 – Allowance for Credit Losses, of the Notes to the Consolidated Financial Statements for additional discussion concerning the Company’s ACL methodology.

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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2022	2022	2021	2022	2021
Net income	$69,803	$66,904	$96,302	$136,707	$164,970
Plus: amortization of intangible assets expense	3,479	3,592	4,001	7,071	8,144
Less: amortization of intangible assets expense tax adjustment (1)	993	1,025	1,145	2,018	2,330
Net income for average tangible common equity	$72,289	$69,471	$99,158	$141,760	$170,784

Average stockholders’ equity	$2,764,893	$2,864,387	$2,747,308	$2,814,365	$2,748,468
Less: average intangible assets	64,583	68,157	79,784	66,360	81,853
Less: average goodwill	901,312	901,312	900,582	901,312	899,590
Average tangible common equity	$1,798,998	$1,894,918	$1,766,942	$1,846,693	$1,767,025

Return on average equity (2)	10.10%	9.34%	14.02%	9.71%	12.00%
Return on average tangible common equity (2)	16.07%	14.66%	22.45%	15.35%	19.33%
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

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Total stockholders’ equity	$2,755,219	$2,886,311
Less: intangible assets	963,812	970,883
Tangible common equity	$1,791,407	$1,915,428

Total assets	$21,993,919	$21,094,429
Less: intangible assets	963,812	970,883
Tangible assets	$21,030,107	$20,123,546

Tangible common equity ratio	8.52%	9.52%

Common shares issued and outstanding	94,976,605	94,389,543

Book value per share	$29.01	$30.58
Less: intangible book value per share	10.15	10.29
Tangible book value per share	$18.86	$20.29

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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2022	2022	2021	2022	2021
Total noninterest expense	$98,974	$97,648	$94,496	$196,622	$186,985
Less: amortization of intangible assets	3,479	3,592	4,001	7,071	8,144
Less: merger-related expense	—	—	—	—	5
Noninterest expense, adjusted	$95,495	$94,056	$90,495	$189,551	$178,836

Net interest income before provision for loan losses	$172,765	$161,839	$160,934	$334,604	$322,586
Add: total noninterest income	22,193	25,894	26,729	48,087	50,469
Less: net (loss) gain from investment securities	(31)	2,134	5,085	2,103	9,131
Less: other income - security recoveries	—	—	6	—	8
Less: net loss from debt extinguishment	—	—	(647)	—	(1,150)
Revenue, adjusted	$194,989	$185,599	$183,219	$380,588	$365,066

Efficiency ratio	49.0%	50.7%	49.4%	49.8%	49.0%

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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2022	2022	2021	2022	2021
Net interest income	$172,765	$161,839	$160,934	$334,604	$322,586
Less: scheduled accretion income	2,626	2,857	3,560	5,483	7,438
Less: accelerated accretion income	4,918	3,083	5,927	8,001	11,915
Less: premium amortization on CDs	60	96	942	156	2,693
Less: nonrecurring nonaccrual interest paid	48	(356)	(216)	(308)	(819)
Less: gain (loss) on fair value hedging relationships	128	(1,667)	—	(1,539)	—
Core net interest income	$164,985	$157,826	$150,721	$322,811	$301,359

Average interest-earning assets	$19,876,806	$19,240,232	$18,783,803	$19,553,360	$18,637,924

Net interest margin (1)	3.49%	3.41%	3.44%	3.45%	3.49%
Core net interest margin (1)	3.33%	3.33%	3.22%	3.33%	3.26%
______________________________
(1) Ratio is annualized.

Pre-provision net revenue is a non-GAAP financial measure derived from GAAP-based amounts. We calculate the pre-provision net revenue by excluding income tax, provision for credit losses, and merger-related expenses from net income. Management believes that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business and a consistent comparison to the financial results of prior periods.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2022	2022	2021	2022	2021
Interest income	$183,226	$168,546	$170,692	$351,772	$343,686
Interest expense	10,461	6,707	9,758	17,168	21,100
Net interest income	172,765	161,839	160,934	334,604	322,586
Noninterest income	22,193	25,894	26,729	48,087	50,469
Revenue	194,958	187,733	187,663	382,691	373,055
Noninterest expense	98,974	97,648	94,496	196,622	186,985
Add: merger-related expense	—	—	—	—	5
Pre-provision net revenue	$95,984	$90,085	$93,167	$186,069	$186,075
Pre-provision net revenue (annualized)	$383,936	$360,340	$372,668	$372,138	$372,150

Average assets	$21,670,153	$20,956,791	$20,290,415	$21,315,443	$20,143,156

Pre-provision net revenue to average assets	0.44%	0.43%	0.46%	0.87%	0.92%
Pre-provision net revenue to average assets (annualized)	1.77%	1.72%	1.84%	1.75%	1.85%

RESULTS OF OPERATIONS

The following table presents the components of results of operations, share data, and performance ratios for the periods indicated:

	Three Months Ended			Six Months Ended
(Dollar in thousands, except per share data and	June 30,	March 31,	June 30,	June 30,	June 30,
percentages)	2022	2022	2021	2022	2021
Operating data
Interest income	$183,226	$168,546	$170,692	$351,772	$343,686
Interest expense	10,461	6,707	9,758	17,168	21,100
Net interest income	172,765	161,839	160,934	334,604	322,586
Provision for credit losses	469	448	(38,476)	917	(36,502)
Net interest income after provision for credit losses	172,296	161,391	199,410	333,687	359,088
Net gain from sales of loans	1,136	1,494	1,546	2,630	1,907
Other noninterest income	21,057	24,400	25,183	45,457	48,562
Noninterest expense	98,974	97,648	94,496	196,622	186,985
Net income before income taxes	95,515	89,637	131,643	185,152	222,572
Income tax expense	25,712	22,733	35,341	48,445	57,602
Net income	$69,803	$66,904	$96,302	$136,707	$164,970
Pre-provision net revenue (3)	$95,984	$90,085	$93,167	$186,069	$186,075
Share data
Earnings per share:
Basic	$0.74	$0.71	$1.02	$1.44	$1.74
Diluted	0.73	0.70	1.01	1.44	1.73
Common equity dividends declared per share	0.33	0.33	0.33	0.66	0.63
Dividend payout ratio (1)	44.89%	46.60%	32.43%	45.72%	36.10%
Performance ratios
Return on average assets (2)	1.29%	1.28%	1.90%	1.28%	1.64%
Return on average equity (2)	10.10%	9.34%	14.02%	9.71%	12.00%
Return on average tangible common equity (2)(3)	16.07%	14.66%	22.45%	15.35%	19.33%
Pre-provision net revenue on average assets (2)(3)	1.77%	1.72%	1.84%	1.75%	1.85%
Average equity to average assets	12.76%	13.67%	13.54%	13.20%	13.64%
Efficiency ratio (3)	49.0%	50.7%	49.4%	49.8%	49.0%
______________________________
(1) Dividend payout ratio is defined as common equity dividends declared per share divided by basic earnings per share.
(2) Ratio is annualized.
(3) Reconciliations of the non-GAAP measures are set forth in the Non-GAAP Measures section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

In the second quarter of 2022, we reported net income of $69.8 million, or $0.73 per diluted share. This compares with net income of $66.9 million, or $0.70 per diluted share, for the first quarter of 2022. The increase in net income was primarily due to a $10.9 million increase in net interest income, partially offset by a $3.7 million decrease in noninterest income, a $3.0 million increase in income tax expense, and a $1.3 million increase in noninterest expense.

Net income of $69.8 million, or $0.73 per diluted share, for the second quarter of 2022 compares to net income for the second quarter of 2021 of $96.3 million, or $1.01 per diluted share. The decrease in net income was primarily due to a $38.9 million decrease in provision recapture for credit losses, a $4.5 million decrease in noninterest income, and a $4.5 million increase in noninterest expense, partially offset by an $11.8 million increase in net interest income. The provision recapture during the second quarter of 2021 was reflective of improved economic forecasts used in the Company’s CECL model relative to prior periods.

For the three months ended June 30, 2022, the Company’s return on average assets was 1.29%, return on average equity was 10.10%, and return on average tangible common equity was 16.07%. For the three months ended March 31, 2022, the return on average assets was 1.28%, the return on average equity was 9.34%, and the return on average tangible common equity was 14.66%. For the three months ended June 30, 2021, the return on average assets was 1.90%, the return on average equity was 14.02%, and the return on average tangible common equity was 22.45%. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis.

For the six months ended June 30, 2022, the Company recorded net income of $136.7 million, or $1.44 per diluted share. This compares with net income of $165.0 million or $1.73 per diluted share for the six months ended June 30, 2021. The decrease in net income of $28.3 million was mostly due to the $37.4 million decrease in provision recapture for credit losses, a $9.6 million increase in noninterest expense excluding merger-related expenses, and a $2.4 million decrease in noninterest income, partially offset by a $12.0 million increase in net interest income and a $9.2 million decrease in income tax expense. The provision recapture during the six months of June 30, 2021 was reflective of improved economic forecasts used in the Company’s CECL model relative to prior periods.

For the six months ended June 30, 2022, the Company’s return on average assets was 1.28%, return on average equity was 9.71%, and return on average tangible common equity was 15.35%, compared with a return on average assets of 1.64%, return on average equity of 12.00%, and a return on average tangible common equity of 19.33% for the six months ended June 30, 2021. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis.

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

Net interest income totaled $172.8 million in the second quarter of 2022, an increase of $10.9 million, or 6.8%, from the first quarter of 2022. The increase in net interest income was primarily attributable to higher average interest-earning assets and yields, higher loan-related fees, and accretion income as a result of increased prepayment activity, a favorable interest impact from fair value hedges, and one more day of interest, partially offset by a higher cost of funds, largely as a result of higher average interest-bearing liabilities.

The net interest margin for the second quarter of 2022 was 3.49%, compared with 3.41% in the prior quarter. The core net interest margin, which excludes the impact of loan accretion income and other adjustments, was unchanged at 3.33%, compared to the prior quarter, reflecting a favorable remix towards higher yielding loans, higher loan-related fees, and a favorable interest impact from fair value hedges, partially offset by higher cost of funds due to the full quarter impact of the $600.0 million of FHLB term advances added in March 2022. For additional details of the core net interest margin, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis.

Net interest income for the second quarter of 2022 increased $11.8 million, or 7.4%, compared to the second quarter of 2021. The increase was attributable to higher average loan balances and lower cost of funds, primarily due to an improved deposit mix from a $689.1 million increase in average noninterest-bearing checking, lower rates paid on money market and savings accounts, and redemptions of higher-cost subordinated debentures, partially offset by lower average loan yield.

For the six months ended 2022, net interest income increased $12.0 million, or 3.7%, compared to the six months ended 2021. The increase was related to an increase in average interest-earning assets, and lower cost of funds, partially offset by lower average loan and investment yields and higher average interest-bearing liabilities. For the six months ended 2022, the net interest margin was 3.45%, compared with 3.49% for the same period last year. The core net interest margin, which excludes the impact of loan accretion income, certificates of deposit mark-to-market amortization, and other adjustments, was 3.33%, compared with 3.26% for the same period last year, reflecting higher average interest-earning assets balance and lower cost of funds. For additional details of the core net interest margin, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis.

The following table presents the interest spread, net interest margin, average balances calculated based on daily average, interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, and the average yield/rate by asset and liability component for the periods indicated:

	Average Balance Sheet
	Three Months Ended
	June 30, 2022			March 31, 2022			June 30, 2021
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$702,663	$1,211	0.69%	$322,236	$90	0.11%	$1,323,186	$315	0.10%
Investment securities	4,254,961	17,560	1.65%	4,546,408	17,852	1.57%	4,243,644	18,012	1.70%
Loans receivable, net (1)(2)	14,919,182	164,455	4.42%	14,371,588	150,604	4.25%	13,216,973	152,365	4.62%
Total interest-earning assets	19,876,806	183,226	3.70%	19,240,232	168,546	3.55%	18,783,803	170,692	3.64%
Noninterest-earning assets	1,793,347			1,716,559			1,506,612
Total assets	$21,670,153			$20,956,791			$20,290,415
Liabilities and equity
Interest-bearing deposits:
Interest checking	$4,055,506	$712	0.07%	$3,537,824	$229	0.03%	$3,155,935	$336	0.04%
Money market	5,231,464	1,010	0.08%	5,343,973	888	0.07%	5,558,790	2,002	0.14%
Savings	432,586	27	0.03%	422,186	26	0.02%	384,376	84	0.09%
Retail certificates of deposit	922,784	607	0.26%	1,047,451	530	0.21%	1,294,544	839	0.26%
Wholesale/brokered certificates of deposit	80,182	326	1.63%	—	—	—%	1,357	4	1.18%
Total interest-bearing deposits	10,722,522	2,682	0.10%	10,351,434	1,673	0.07%	10,395,002	3,265	0.13%
FHLB advances and other borrowings	602,621	3,217	2.14%	225,250	474	0.85%	6,303	—	—%
Subordinated debentures	330,796	4,562	5.52%	330,629	4,560	5.52%	480,415	6,493	5.41%
Total borrowings	933,417	7,779	3.34%	555,879	5,034	3.63%	486,718	6,493	5.35%
Total interest-bearing liabilities	11,655,939	10,461	0.36%	10,907,313	6,707	0.25%	10,881,720	9,758	0.36%
Noninterest-bearing deposits	7,030,205			6,928,872			6,341,063
Other liabilities	219,116			256,219			320,324
Total liabilities	18,905,260			18,092,404			17,543,107
Stockholders’ equity	2,764,893			2,864,387			2,747,308
Total liabilities and equity	$21,670,153			$20,956,791			$20,290,415
Net interest income		$172,765			$161,839			$160,934

Net interest margin (3)			3.49%			3.41%			3.44%
Cost of deposits (4)			0.06%			0.04%			0.08%
Cost of funds (5)			0.22%			0.15%			0.23%
Ratio of interest-earning assets to interest-bearing liabilities			170.53%			176.40%			172.62%
______________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums, and the basis adjustment of certain loans included in fair value hedging relationships, where applicable.
(2) Interest income includes net discount accretion of $7.5 million, $5.9 million, and $9.5 million, respectively.
(3) Represents annualized net interest income divided by average interest-earning assets.
(4) Represents annualized interest expense on deposits divided by the sum of average interest-bearing deposits and noninterest-bearing deposits.
(5) Represents annualized total interest expense divided by the sum of average total interest-bearing liabilities and noninterest-bearing deposits.

	Average Balance Sheet
	Six Months Ended
	June 30, 2022			June 30, 2021
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$513,500	$1,301	0.51%	$1,316,314	$616	0.09%
Investment securities	4,399,880	35,412	1.61%	4,165,979	35,480	1.70%
Loans receivable, net (1)(2)	14,639,980	315,059	4.34%	13,155,631	307,590	4.71%
Total interest-earning assets	19,553,360	351,772	3.63%	18,637,924	343,686	3.72%
Noninterest-earning assets	1,762,083			1,505,232
Total assets	$21,315,443			$20,143,156
Liabilities and equity
Interest-bearing deposits:
Interest checking	$3,798,095	$941	0.05%	$3,108,260	$755	0.05%
Money market	5,287,408	1,898	0.07%	5,503,656	4,590	0.17%
Savings	427,414	53	0.03%	376,376	166	0.09%
Retail certificates of deposit	984,773	1,137	0.23%	1,359,458	2,040	0.30%
Wholesale/brokered certificates of deposit	40,312	326	1.63%	59,781	140	0.47%
Total interest-bearing deposits	10,538,002	4,355	0.08%	10,407,531	7,691	0.15%
FHLB advances and other borrowings	414,978	3,691	1.79%	14,115	65	0.93%
Subordinated debentures	330,713	9,122	5.52%	490,925	13,344	5.44%
Total borrowings	745,691	12,813	3.44%	505,040	13,409	5.35%
Total interest-bearing liabilities	11,283,693	17,168	0.31%	10,912,571	21,100	0.39%
Noninterest-bearing deposits	6,979,818			6,188,539
Other liabilities	237,567			293,578
Total liabilities	18,501,078			17,394,688
Stockholders’ equity	2,814,365			2,748,468
Total liabilities and equity	$21,315,443			$20,143,156
Net interest income		$334,604			$322,586

Net interest margin (3)			3.45%			3.49%
Cost of deposits (4)			0.05%			0.09%
Cost of funds (5)			0.19%			0.25%
Ratio of interest-earning assets to interest-bearing liabilities			173.29%			170.79%
_____________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums, and the basis adjustment of certain loans included in fair value hedging relationships, where applicable.
(2) Interest income includes net discount accretion of $13.5 million and $19.4 million, respectively.
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
•Changes in days in a period (changes in days in a period multiplied by daily interest; no changes in days for comparisons of the three and six months ended June 30, 2022 to the three and six months ended June 30, 2021);
•Changes in interest rates (changes in interest rates multiplied by prior volume and includes the recognition of discounts/premiums and deferred fees/costs); and
•The net change or the combined impact of volume, days in a period, and rate changes allocated proportionately to changes in volume, days in a period, and changes in interest rates.

	Three Months Ended June 30, 2022
	Compared to
	Three Months Ended March 31, 2022
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Days	Rate	Net
Interest-earning assets
Cash and cash equivalents	$209	$13	$899	$1,121
Investment securities	(1,174)	—	882	(292)
Loans receivable, net	5,851	1,807	6,193	13,851
Total interest-earning assets	4,886	1,820	7,974	14,680
Interest-bearing liabilities
Interest checking	38	8	437	483
Money market	(18)	11	129	122
Savings	1	—	—	1
Retail certificates of deposit	(51)	7	121	77
Wholesale/brokered certificates of deposit	326	—	—	326
FHLB advances and other borrowings	1,429	35	1,279	2,743
Subordinated debentures	2	—	—	2
Total interest-bearing liabilities	1,727	61	1,966	3,754
Change in net interest income	$3,159	$1,759	$6,008	$10,926

	Three Months Ended June 30, 2022
	Compared to
	Three Months Ended June 30, 2021
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net
Interest-earning assets
Cash and cash equivalents	$(74)	$970	$896
Investment securities	48	(500)	(452)
Loans receivable, net	18,320	(6,230)	12,090
Total interest-earning assets	18,294	(5,760)	12,534
Interest-bearing liabilities
Interest checking	115	261	376
Money market	(112)	(880)	(992)
Savings	13	(70)	(57)
Retail certificates of deposit	(244)	12	(232)
Wholesale/brokered certificates of deposit	319	3	322
FHLB advances and other borrowings	3,183	34	3,217
Subordinated debentures	(2,066)	135	(1,931)
Total interest-bearing liabilities	1,208	(505)	703
Change in net interest income	$17,086	$(5,255)	$11,831

	Six Months Ended June 30, 2022
	Compared to
	Six Months Ended June 30, 2021
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net
Interest-earning assets
Cash and cash equivalents	$(111)	$796	$685
Investment securities	1,937	(2,005)	(68)
Loans receivable, net	25,332	(17,863)	7,469
Total interest-earning assets	27,158	(19,072)	8,086
Interest-bearing liabilities
Interest checking	171	15	186
Money market	(174)	(2,518)	(2,692)
Savings	26	(139)	(113)
Retail certificates of deposit	(492)	(411)	(903)
Wholesale/brokered certificates of deposit	(29)	215	186
FHLB advances and other borrowings	3,513	113	3,626
Subordinated debentures	(4,495)	273	(4,222)
Total interest-bearing liabilities	(1,480)	(2,452)	(3,932)
Change in net interest income	$28,638	$(16,620)	$12,018

Provision for Credit Losses

For the second quarter of 2022, the Company recorded a $469,000 provision expense for credit losses, compared to a $448,000 provision expense during the first quarter of 2022, and a $38.5 million provision recapture during the second quarter of 2021. The provision expense during the second quarter of 2022 was driven principally by loan growth and net charge-offs, as well as the impact of macroeconomic uncertainties, offset by a recapture for unfunded commitments largely due to favorable changes in unfunded lending segment mix. With the increasing probability of downside risks due to high inflation and the ongoing supply chain challenges, we are carefully monitoring the current and forecasted macroeconomic environment as well as key modeling variables.

The provision expense for the first quarter of 2022 was primarily reflective of loan growth and net charge-offs, as well as the impact of macroeconomic uncertainties. The provision recapture for the second quarter of 2021 was primarily due to improved economic forecasts used in the Company’s CECL model relative to prior periods.

Net loan charge-offs for the three months ended June 30, 2022 totaled $5.2 million, compared with net loan charge-offs of $446,000 for the three months ended March 31, 2022, and net loan charge-offs of $1.1 million for the three months ending June 30, 2021.

	Three Months Ended			Variance From
	June 30,	March 31,	June 30,	March 31, 2022		June 30, 2021
(Dollars in thousands)	2022	2022	2021	$	%	$	%
Provision for credit losses
Provision for loan losses	$3,803	$211	$(33,131)	$3,592	1,702.4%	$36,934	(111.5)%
Provision for unfunded commitments	(3,402)	218	(5,345)	(3,620)	(1,660.6)%	1,943	(36.4)%
Provision for HTM securities	68	19	—	49	257.9%	68	—%
Total provision for credit losses	$469	$448	$(38,476)	$21	4.7%	$38,945	(101.2)%

For the first six months of 2022, the Company recorded a $917,000 provision expense, compared to a $36.5 million provision recapture recorded for the first six months of 2021. The provision expense for the first six months of 2022, was driven principally by loan growth and net charge-offs, as well as the impact of macroeconomic uncertainties, partially offset by a recapture for unfunded commitments largely due to changes in unfunded lending segment mix. The provision expense for the first six months of 2021 was driven by improved economic forecasts used in the Company’s CECL model relative to prior periods.

	Six Months Ended		Variance From
	June 30,	June 30,	June 30, 2021
(Dollars in thousands)	2022	2021	$	%
Provision for credit losses
Provision for loans and lease losses	$4,014	$(32,816)	$36,830	(112.2)%
Provision for unfunded commitments	(3,184)	(3,686)	502	(13.6)%
Provision for held-to-maturity securities	87	—	87	—%
Total provision for credit losses	$917	$(36,502)	$37,419	(102.5)%

Noninterest Income

The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended			Variance From
	June 30,	March 31,	June 30,	March 31, 2022		June 30, 2021
(Dollars in thousands)	2022	2022	2021	$	%	$	%
Noninterest income
Loan servicing income	$502	$419	$622	$83	19.8%	$(120)	(19.3)%
Service charges on deposit accounts	2,690	2,615	2,222	75	2.9%	468	21.1%
Other service fee income	366	367	352	(1)	(0.3)%	14	4.0%
Debit card interchange fee income	936	836	1,099	100	12.0%	(163)	(14.8)%
Earnings on bank owned life insurance	3,240	3,221	2,279	19	0.6%	961	42.2%
Net gain from sales of loans	1,136	1,494	1,546	(358)	(24.0)%	(410)	(26.5)%
Net (loss) gain from sales of investment securities	(31)	2,134	5,085	(2,165)	(101.5)%	(5,116)	(100.6)%
Trust custodial account fees	10,354	11,579	7,897	(1,225)	(10.6)%	2,457	31.1%
Escrow and exchange fees	1,827	1,661	1,672	166	10.0%	155	9.3%
Other income	1,173	1,568	3,955	(395)	(25.2)%	(2,782)	(70.3)%
Total noninterest income	$22,193	$25,894	$26,729	$(3,701)	(14.3)%	$(4,536)	(17.0)%

	Six Months Ended		Variance From
	June 30,	June 30,	June 30, 2021
(Dollars in thousands)	2022	2021	$	%
Noninterest income
Loan servicing income	$921	$1,080	$(159)	(14.7)%
Service charges on deposit accounts	5,305	4,254	1,051	24.7%
Other service fee income	733	825	(92)	(11.2)%
Debit card interchange fee income	1,772	1,886	(114)	(6.0)%
Earnings on bank owned life insurance	6,461	4,512	1,949	43.2%
Net gain from sales of loans	2,630	1,907	723	37.9%
Net gain from sales of investment securities	2,103	9,131	(7,028)	(77.0)%
Trust custodial account fees	21,933	15,119	6,814	45.1%
Escrow and exchange fees	3,488	3,198	290	9.1%
Other income	2,741	8,557	(5,816)	(68.0)%
Total noninterest income	$48,087	$50,469	$(2,382)	(4.7)%

Noninterest income for the second quarter of 2022 was $22.2 million, a decrease of $3.7 million, or 14.3%, from the first quarter of 2022. The decrease was primarily due to a $2.2 million decrease in net gain from sales of investment securities, a $1.2 million decrease in trust custodial account fees due primarily to the seasonal annual tax fees recognized in the first quarter of 2022, a $358,000 decrease in net gain from sales of loans, as well as a $395,000 decrease in other income, which included $677,000 lower recoveries on pre-acquisition charged-off loans, offset in part by $322,000 higher CRA investment income.

During the second quarter of 2022, the Bank sold $45.1 million of investment securities for a net loss of $31,000, compared to the sales of $658.5 million of investment securities for a net gain of $2.1 million in the first quarter of 2022.

Additionally, during the second quarter of 2022, the Bank sold $23.4 million of Small Business Administration (“SBA”) and U.S. Department of Agriculture (“USDA”) loans for a net gain of $1.1 million, compared to the sales of $17.8 million of SBA loans for a net gain of $1.5 million in the first quarter of 2022. Higher interest rates lowered sales premiums in the second quarter.

Noninterest income for the second quarter of 2022 decreased $4.5 million, or 17.0%, compared to the second quarter of 2021. The decrease was primarily due to a $5.1 million decrease in net gain from sales of investment securities and a $2.8 million decrease in other income, primarily from lower CRA investment income, partially offset by a $2.5 million increase in trust custodial account fees.

The net gain from sales of loans for the second quarter of 2022 decreased from the same period last year reflecting lower net gain from the sales of $23.4 million of SBA and USDA loans for a net gain of $1.1 million, compared with the sales of $14.7 million of SBA loans for a net gain of $1.5 million during the second quarter of 2021.

For the first six months of 2022, noninterest income totaled $48.1 million, a decrease of $2.4 million, or 4.7%, compared to the first six months of 2021. The decrease was primarily related to a $7.0 million decrease in net gain from sales of investment securities and a $5.8 million decrease in other income, primarily due to $4.2 million lower CRA investment income and $2.8 million lower SBA PPP loan referral fees, partially offset by a $6.8 million increase in trust custodial account fees, a $1.9 million increase in earnings from bank owned life insurance (“BOLI”), a $1.1 million increase in service charges on deposit accounts, and a $723,000 higher net gain from the sales of loans.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended			Variance From
	June 30,	March 31,	June 30,	March 31, 2022		June 30, 2021
(Dollars in thousands)	2022	2022	2021	$	%	$	%
Noninterest expense
Compensation and benefits	$57,562	$56,981	$53,474	$581	1.0%	$4,088	7.6%
Premises and occupancy	11,829	11,952	12,240	(123)	(1.0)%	(411)	(3.4)%
Data processing	6,604	5,996	5,765	608	10.1%	839	14.6%
FDIC insurance premiums	1,452	1,396	1,312	56	4.0%	140	10.7%
Legal and professional services	4,629	4,068	4,186	561	13.8%	443	10.6%
Marketing expense	1,926	1,809	1,490	117	6.5%	436	29.3%
Office expense	1,252	1,203	1,589	49	4.1%	(337)	(21.2)%
Loan expense	1,144	1,134	1,165	10	0.9%	(21)	(1.8)%
Deposit expense	4,081	3,751	3,985	330	8.8%	96	2.4%
Amortization of intangible assets	3,479	3,592	4,001	(113)	(3.1)%	(522)	(13.0)%
Other expense	5,016	5,766	5,289	(750)	(13.0)%	(273)	(5.2)%
Total noninterest expense	$98,974	$97,648	$94,496	$1,326	1.4%	$4,478	4.7%

	Six Months Ended		Variance From
	June 30,	June 30,	June 30, 2021
(Dollars in thousands)	2022	2021	$	%
Noninterest expense
Compensation and benefits	$114,543	$106,022	$8,521	8.0%
Premises and occupancy	23,781	24,220	(439)	(1.8)%
Data processing	12,600	11,593	1,007	8.7%
FDIC insurance premiums	2,848	2,493	355	14.2%
Legal and professional services	8,697	8,121	576	7.1%
Marketing expense	3,735	3,088	647	21.0%
Office expense	2,455	3,418	(963)	(28.2)%
Loan expense	2,278	2,280	(2)	(0.1)%
Deposit expense	7,832	7,844	(12)	(0.2)%
Merger-related expense	—	5	(5)	(100.0)%
Amortization of intangible assets	7,071	8,144	(1,073)	(13.2)%
Other expense	10,782	9,757	1,025	10.5%
Total noninterest expense	$196,622	$186,985	$9,637	5.2%

Noninterest expense totaled $99.0 million for the second quarter of 2022, an increase of $1.3 million, or 1.4%, compared to the first quarter of 2022, primarily driven by a $608,000 increase in data processing largely related to software and system expense, a $581,000 increase in compensation and benefits attributable to higher compensation and business incentives, and a $561,000 increase in legal and professional services, partially offset by a $750,000 decrease in other expense mainly attributable to a higher credit loss reserve for trust custodial account fees receivable and higher expenses for Pacific Premier Trust in the prior quarter.

Noninterest expense increased by $4.5 million, or 4.7%, compared to the second quarter of 2021. The increase was primarily due to a $4.1 million increase in compensation and benefits due to higher compensation and business incentives and increased staffing.

The Company’s efficiency ratio was 49.0% for the second quarter of 2022, compared to 50.7% for the first quarter of 2022, and 49.4% for the second quarter of 2021.

Noninterest expense totaled $196.6 million for the first six months of 2022, an increase of $9.6 million, or 5.2%, compared with the first six months of 2021. The increase was driven primarily by an $8.5 million increase in compensation and benefits attributable to higher compensation and business incentives, increased staffing, and higher stock compensation expense, a $1.0 million increase in other expense, a $1.0 million increase in data processing, a $647,000 increase in marketing expense, and a $576,000 increase in legal and professional services, partially offset by a $1.1 million decrease in amortization of intangible assets and a $963,000 decrease in office expense.

The Company’s efficiency ratio was 49.8% for the first six months of 2022, compared to 49.0% for the first six months of 2021.

Income Taxes

For the three months ended June 30, 2022, March 31, 2022, and June 30, 2021, income tax expense was $25.7 million, $22.7 million, and $35.3 million, respectively, and the effective income tax rate was 26.9%, 25.4%, and 26.8%, respectively. For the six months ended June 30, 2022 and 2021, income tax expense was $48.4 million and $57.6 million, respectively, and the effective income tax rate was 26.2% and 25.9%, respectively. Our effective tax rate for the three and six months ended June 30, 2022 differs from the 21% federal statutory rate due to the impact of state taxes as well as various permanent tax differences, including tax-exempt income from municipal securities, BOLI income, tax credits from low-income housing tax credit investments, and the exercise of stock options and vesting of other stock-based compensation.

The total amount of unrecognized tax benefits was $1.4 million at June 30, 2022 and December 31, 2021, and was comprised of unrecognized tax benefits related to the Opus acquisition in 2020. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $563,000 at June 30, 2022 and December 31, 2021. The Company does not believe that the unrecognized tax benefits will change significantly within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued for $56,000 and $31,000 of such interest at June 30, 2022 and December 31, 2021, respectively. No amounts for penalties were accrued.

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

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and the tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of June 30, 2022 and December 31, 2021.

FINANCIAL CONDITION

At June 30, 2022, assets totaled $21.99 billion, an increase of $899.5 million, or 4.3%, from $21.09 billion at December 31, 2021. The increase was primarily due to increases in total loans of $743.8 million and cash and cash equivalents of $668.1 million, partially offset by a $585.8 million decrease in investment securities. During the first half of 2022, we took actions to position the balance sheet to increase our asset sensitivity, which included increasing our liquidity position and reducing the size and duration of the AFS securities portfolio to fund higher yielding loan growth, for an economic environment with higher interest rates and macroeconomic uncertainty.

Loans

Loans held for investment totaled $15.05 billion at June 30, 2022, an increase of $751.7 million, or 5.3%, from $14.30 billion at December 31, 2021. The increase was driven by an increase in loans funded and higher commercial line utilization rates, partially offset by prepayments and maturities during the first half of 2022. Commercial line utilization rates increased from an average rate of 35.2% for the fourth quarter of 2021 to 41.6% for the second quarter of 2022. Since December 31, 2021, investor loans secured by real estate increased $365.1 million, business loans secured by real estate increased $241.0 million, commercial loans increased $215.5 million, and retail loans decreased $18.9 million.

The total end-of-period weighted average interest rate on loans, excluding fees and discounts, at June 30, 2022 was 4.06%, compared to 3.95% at December 31, 2021. The increase reflects the impact of higher rates on new originations and the repricing of loans as a result of the Federal Reserve Bank's interest rate increases since March 2022, partially offset by prepayments of higher rate loans.

Loans held for sale primarily represent the guaranteed portion of SBA loans, which the Bank originates for sale, and totaled $3.0 million at June 30, 2022, a decrease of $7.9 million from $10.9 million at December 31, 2021.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio, and gives the weighted average interest rate by loan category at the dates indicated:

	June 30, 2022			December 31, 2021
(Dollars in thousands)	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
Investor loans secured by real estate
CRE non-owner-occupied	$2,788,715	18.5%	4.21%	$2,771,137	19.4%	4.19%
Multifamily	6,188,086	41.1%	3.70%	5,891,934	41.2%	3.75%
Construction and land	331,734	2.2%	5.67%	277,640	1.9%	4.88%
SBA secured by real estate	44,199	0.3%	5.27%	46,917	0.3%	4.98%
Total investor loans secured by real estate	9,352,734	62.1%	3.93%	8,987,628	62.8%	3.93%
Business loans secured by real estate
CRE owner-occupied	2,486,747	16.5%	4.06%	2,251,014	15.7%	4.07%
Franchise real estate secured	387,683	2.6%	4.62%	380,381	2.7%	4.60%
SBA secured by real estate	67,191	0.4%	5.30%	69,184	0.5%	5.23%
Total business loans secured by real estate	2,941,621	19.5%	4.16%	2,700,579	18.9%	4.18%
Commercial loans
Commercial and industrial	2,295,421	15.3%	4.31%	2,103,112	14.7%	3.61%
Franchise non-real estate secured	415,830	2.8%	4.79%	392,576	2.7%	4.76%
SBA non-real estate secured	11,008	0.1%	5.66%	11,045	0.1%	5.54%
Total commercial loans	2,722,259	18.2%	4.39%	2,506,733	17.5%	3.80%
Retail loans
Single family residential	77,951	0.5%	4.40%	95,292	0.7%	4.01%
Consumer	4,130	—%	5.79%	5,665	0.1%	4.98%
Total retail loans	82,081	0.5%	4.45%	100,957	0.8%	4.05%
Loans held for investment before basis adjustment (1)	15,098,695	100.3%	4.06%	14,295,897	100.0%	3.95%
Basis adjustment associated with fair value hedge (2)	(51,087)	(0.3)%	—%	—	—%	—%
Loans held for investment	15,047,608	100.0%	4.06%	14,295,897	100.0%	3.95%
Allowance for credit losses for loans held for investment	(196,075)			(197,752)
Loans held for investment, net	$14,851,533			$14,098,145

Total unfunded loan commitments	$2,872,934			$2,507,911
Loans held for sale, at lower of cost or fair value	2,957			10,869
______________________________
(1) Includes net deferred origination fees of $3.1 million and $3.5 million, and unaccreted fair value net purchase discounts of $63.6 million and $77.1 million as of June 30, 2022 and December 31, 2021, respectively.
(2) Represents the basis adjustment associated with the application of hedge accounting on certain loans.

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally initiate proceedings to pursue our remedies under the loan documents. For loans secured by real estate, we record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale where we generally acquire title to the property. Loans delinquent 30 or more days as a percentage of loans held for investment were 0.24% at June 30, 2022, compared to 0.14% at December 31, 2021. The increase in delinquent loans during the six months ended June 30, 2022 was primarily due to the addition of a multifamily loan relationship of $8.9 million, a CRE non-owner-occupied relationship of $6.4 million, and a C&I loan relationship of $4.5 million that were 90 days or more delinquent at June 30, 2022.

The following table sets forth delinquencies in the Company’s loan portfolio as of the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
At June 30, 2022
Investor loans secured by real estate
CRE non-owner-occupied	1	$6,359	—	$—	3	$10,230	4	$16,589
Multifamily	—	—	—	—	3	8,873	3	8,873
Total investor loans secured by real estate	1	6,359	—	—	6	19,103	7	25,462
Business loans secured by real estate
CRE owner-occupied	—	—	—	—	3	4,889	3	4,889
SBA secured by real estate	1	83	—	—	—	—	1	83
Total business loans secured by real estate	1	83	—	—	3	4,889	4	4,972
Commercial loans
Commercial and industrial	2	473	—	—	3	4,744	5	5,217
SBA non-real estate secured	—	—	—	—	1	624	1	624
Total commercial loans	2	473	—	—	4	5,368	6	5,841
Total	4	$6,915	—	$—	13	$29,360	17	$36,275
Delinquent loans to loans held for investment		0.05%		—%		0.19%		0.24%

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
At December 31, 2021
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	3	$10,255	3	$10,255
Multifamily	1	1,230	—	—	—	—	1	1,230
SBA secured by real estate	—	—	—	—	1	337	1	337
Total investor loans secured by real estate	1	1,230	—	—	4	10,592	5	11,822
Business loans secured by real estate
CRE owner-occupied	—	—	—	—	3	4,952	3	4,952
SBA secured by real estate	—	—	—	—	1	441	1	441
Total business loans secured by real estate	—	—	—	—	4	5,393	4	5,393
Commercial loans
Commercial and industrial	8	92	—	—	2	1,462	10	1,554
SBA non-real estate secured	1	73	—	—	1	653	2	726
Total commercial loans	9	165	—	—	3	2,115	12	2,280
Total	10	$1,395	—	$—	11	$18,100	21	$19,495
Delinquent loans to loans held for investment		0.01%		—%		0.13%		0.14%

Troubled Debt Restructurings

We sometimes modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest-only payments, and, in limited cases, concessions to the outstanding loan balances. These loans are classified as TDRs. At June 30, 2022 and December 31, 2021, the Company had five and six loans, respectively, totaling $16.6 million and $17.3 million, respectively, modified as TDRs, which are comprised primarily of three CRE owner-occupied loans and one C&I loan totaling $5.1 million and $5.2 million, respectively, belonging to one borrower relationship with the terms modified due to bankruptcy, and one franchise non-real estate secured loan for $11.5 million and two franchise non-real estate secured loans totaling $12.1 million, respectively, belonging to another borrower relationship with the terms modified for payment deferral. All TDRs were on nonaccrual status as of June 30, 2022 and December 31, 2021.

Nonperforming Assets

Nonperforming assets consist of loans whereby we have ceased accruing interest (nonaccrual loans), OREO, and other repossessed assets owned. Nonaccrual loans generally consist of loans that are 90 days or more past due or loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest.

Nonperforming assets totaled $44.4 million, or 0.20% of total assets, at June 30, 2022, an increase from $31.3 million, or 0.15% of total assets, at December 31, 2021. There was no other real estate owned at June 30, 2022 and December 31, 2021. All nonperforming assets consisted of nonperforming loans at June 30, 2022 and December 31, 2021. The increase in nonperforming assets since December 31, 2021 was primarily due to the addition of a multifamily loan relationship of $8.9 million, a C&I loan relationship of $4.5 million, and a franchise non-real estate secured loan relationship of $2.8 million that were placed on nonaccrual status during the second quarter of 2022.

The Company had no loans 90 days or more past due and accruing at June 30, 2022 and December 31, 2021.

The following table sets forth our composition of nonperforming assets at the dates indicated:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Nonperforming assets
Investor loans secured by real estate
CRE non-owner-occupied	$10,230	$10,255
Multifamily	8,873	—
SBA secured by real estate	562	937
Total investor loans secured by real estate	19,665	11,192
Business loans secured by real estate
CRE owner-occupied	4,889	4,952
SBA secured by real estate	206	589
Total business loans secured by real estate	5,095	5,541
Commercial loans
Commercial and industrial	4,744	1,798
Franchise non-real estate secured	14,311	12,079
SBA non-real estate secured	624	653
Total commercial loans	19,679	14,530
Retail loans
Single family residential	6	10
Total retail loans	6	10
Total nonperforming loans	44,445	31,273
Other real estate owned	—	—
Other assets owned	—	—
Total	$44,445	$31,273

Allowance for credit losses	$196,075	$197,752
Allowance for credit losses as a percent of total nonperforming loans	441%	632%
Nonperforming loans as a percent of loans held for investment	0.30%	0.22%
Nonperforming assets as a percent of total assets	0.20%	0.15%
TDRs included in nonperforming loans	$16,647	$17,277

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

The Company measures the ACL on commercial real estate and commercial loans using a discounted cash flow approach, using the loan’s effective interest rate, while the ACL for retail loans is based on a historical loss rate model. The discounted cash flow methodology relies on several significant components essential to the development of estimates for future cash flows on loans and unfunded commitments. These components consist of: (i) the PD, (ii) the LGD, which represents the estimated severity of the loss when a loan is in default, (iii) estimates for prepayment activity on loans, and (iv) the EAD. In the case of unfunded loan commitments, the Company incorporates estimates for utilization, based on historical loan data. PD and LGD for investor loans secured by real estate are derived from a third party, using proxy loan information, and loan and property level attributes. PD for both investor and business real estate loans, as well as commercial loans is heavily impacted by current and expected economic conditions. Forecasts for PDs and LGDs are made over a two-year period, which we believe is reasonable and supportable, and are based on economic scenarios. Beyond this point, PDs and LGDs revert to their historical long-term averages. The Company has reflected this reversion over a period of three years in the ACL model.

The Company’s ACL includes assumptions concerning current and future economic conditions using reasonable and supportable forecasts from an independent third party. These economic forecast scenarios are based on past events, current conditions, and the likelihood of future events occurring. Management periodically evaluates economic scenarios used in the Company’s ACL model, and thus the scenarios as well as the assumptions within those scenarios, and whether to use a weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events. As of June 30, 2022, the Company’s ACL model used three weighted scenarios representing a base-case scenario, an upside scenario, and a downside scenario. The use of three weighted scenarios at June 30, 2022 is consistent with the approach used in the Company’s ACL model at March 31, 2022 and December 31, 2021. The Company’s ACL model at June 30, 2022 includes assumptions concerning the ongoing COVID-19 pandemic, the potential impact of the ongoing war between Russia and Ukraine, ongoing inflationary pressures throughout the U.S. economy, general uncertainty concerning future economic conditions, and the potential for recessionary conditions.

The Company has identified certain economic variables that have significant influence in the Company’s model for determining the ACL. These key economic variables include the U.S. unemployment rate, U.S. real GDP growth, CRE prices, and the 10-year U.S. Treasury yield. As of June 30, 2022, the Company’s ACL model assumes the following:

•The U.S. unemployment rate will experience moderate increases over the next two years.
•U.S real GDP growth will decelerate through the remainder of 2022, before returning to more consistent and modest levels of growth through the second quarter of 2024.
•CRE index growth decelerates through the remainder of 2022, experiences modest declines in 2023, before returning to modest levels of growth in 2024.
•The 10-year U.S. Treasury yield remains within a range of 2.8% and 3.0% over the next two years.

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

As of June 30, 2022, qualitative adjustments primarily relate to certain segments of the loan portfolio deemed by management to be of a higher-risk profile where management believes the quantitative component of the Company’s ACL model may not have fully captured the associated impact to the ACL. In addition, qualitative adjustments also relate to heightened uncertainty as to future macroeconomic conditions and the related impact on certain loan segments. Qualitative adjustments to the ACL were made for various classes of commercial loans, construction loans, CRE owner-occupied loans, SBA investor loans secured by real estate, franchise loans secured by real estate, multifamily and CRE non-owner-occupied loans. Management reviews the need for an appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.

The following charts quantify certain factors attributing to the changes in the ACL on loans held for investment for the three and six months ended June 30, 2022 and June 30, 2021:

ACL change attributions ($ in millions)
For the three months ended June 30, 2022

$197.5
$(0.4)
$(2.5)
$0.3
$1.2
$196.1
ACL for LHFI Balance Mar, 2022
Economic Forecast and Other Updates
Qualitative Factor
Asset Quality
Loan Composition
ACL for LHFI Balance Jun, 2022
Increase
Decrease

ACL change attributions ($ in millions)
For the three months ended June 30, 2021
$267.0
$(25.5)
$-
$(4.7)
$(4.0)
$232.8
ACL for LHFI Balance Mar, 2021
Economic Forecast and Other Updates
Qualitative Factor
Asset Quality
Loan Composition
ACL for LHFI Balance Jun, 2021
Increase
Decrease

ACL change attributions ($ in millions)
For the six months ended June 30, 2022
$197.8
$(5.1)
$(1.0)
$(3.3)
$7.7
$196.1
ACL for LHFI Balance Dec, 2021
Economic Forecast and Other Updates
Qualitative Factor
Asset Quality
Loan Composition
ACL for LHFI Balance Jun, 2022
Increase
Decrease

ACL change attributions ($ in millions)
For the six months ended June 30, 2021
$268.0
$(25.5)
$(2.0)
$(4.7)
$(3.0)
$232.8
ACL for LHFI Balance Dec, 2020
Economic Forecast and Other Updates
Qualitative Factor
Asset Quality
Loan Composition
ACL for LHFI Balance Jun, 2021
Increase
Decrease

The decrease in the ACL for loans held for investment during the three months ended June 30, 2022 of $1.4 million was comprised of $5.2 million in net charge-offs, partially offset by a $3.8 million provision for credit losses. The decrease in the ACL for loans held for investment during the six months ended June 30, 2022 of $1.7 million was comprised of $5.7 million in net charge-offs, partially offset by a $4.0 million provision for credit losses. The provision expense for the three and six months ended June 30, 2022 was driven principally by loan growth and higher net charge-offs, as well as the impact of macroeconomic uncertainties.

The decrease in the ACL for loans held for investment during the three months ended June 30, 2021 of $34.2 million was comprised of a $33.1 million provision recapture and $1.1 million in net charge-offs. The decrease in the ACL for loans held for investment during the six months ended June 30, 2021 of $35.2 million was comprised of a $32.8 million provision recapture and $2.4 million in net charge-offs. The provision recapture for the three and six months ended June 30, 2021 was reflective of improving economic forecasts used in the Company’s ACL model and the continued strong asset quality profile of the loan portfolio relative to prior periods, partially offset by an increase in loans held for investment.

At June 30, 2022, the Company believes the ACL was adequate to cover current expected credit losses in the loan portfolio. However, no assurance can be given that we will not, in any particular period, sustain credit losses that exceed the amount reserved, or that subsequent evaluation of our loan portfolio, in light of prevailing factors, including economic conditions that may adversely affect our market area or other circumstances, will not require significant increases in the ACL. In addition, regulatory agencies, as an integral part of their examination process, periodically review our ACL and may require us to recognize additional provisions to increase the allowance and record charge-offs in anticipation of future losses. Should any of the factors considered by management in evaluating the appropriate level of the ACL change, including the size and composition of the loan portfolio, the credit quality of the loan portfolio, as well as forecasts of future economic conditions, the Company’s estimate of current expected credit losses could also significantly change and affect the level of future provisions for credit losses.

The following table sets forth the Company’s ACL, its corresponding percentage of the loan category balance, and the percentage of loan balance to total loans held for investment in each of the loan categories listed for the periods indicated:

	June 30, 2022			December 31, 2021
(Dollars in thousands)	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
Investor loans secured by real estate
CRE non-owner-occupied	$37,221	1.33%	18.5%	$37,380	1.35%	19.4%
Multifamily	56,293	0.91%	41.1%	55,209	0.94%	41.2%
Construction and land	5,436	1.64%	2.2%	5,211	1.88%	1.9%
SBA secured by real estate	2,865	6.48%	0.3%	3,201	6.82%	0.3%
Total investor loans secured by real estate	101,815	1.09%	62.1%	101,001	1.12%	62.8%
Business loans secured by real estate
CRE owner-occupied	31,461	1.27%	16.5%	29,575	1.31%	15.7%
Franchise real estate secured	6,530	1.68%	2.6%	7,985	2.10%	2.7%
SBA secured by real estate	5,149	7.66%	0.4%	4,866	7.03%	0.5%
Total business loans secured by real estate	43,140	1.47%	19.5%	42,426	1.57%	18.9%
Commercial loans
Commercial and industrial	37,048	1.61%	15.3%	38,136	1.81%	14.7%
Franchise non-real estate secured	13,124	3.16%	2.8%	15,084	3.84%	2.7%
SBA non-real estate secured	452	4.11%	0.1%	565	5.12%	0.1%
Total commercial loans	50,624	1.86%	18.2%	53,785	2.15%	17.5%
Retail loans
Single family residential	278	0.36%	0.5%	255	0.27%	0.7%
Consumer loans	218	5.28%	—%	285	5.03%	0.1%
Total retail loans	496	0.60%	0.5%	540	0.53%	0.8%
Total (1)	$196,075	1.30%	100.0%	$197,752	1.38%	100.0%
______________________________
(1) Total loans utilized in the calculation of the ratio of ACL to total loans held for investment includes $51.1 million of the basis adjustment of certain loans included in fair value hedging relationships. Refer to Note 11 – Derivative Instruments for additional information.

At June 30, 2022, the ratio of ACL to loans held for investment was 1.30%, a decrease from 1.38% at December 31, 2021. Our unamortized fair value discount on the loans acquired totaled $63.6 million, or 0.42% of total loans held for investment, at June 30, 2022, compared to $77.1 million, or 0.54% of total loans held for investment, at December 31, 2021.

The following table sets forth the Company’s net charge-offs as a percentage to the average loan held for investment balances in each of the loan categories, as well as other credit related percentages at and for the periods indicated:

	Three Months Ended
	June 30, 2022			March 31, 2022			June 30, 2021
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Investor loans secured by real estate
CRE non-owner-occupied	$—	$2,777,618	—%	$—	$2,758,078	—%	$—	$2,766,725	—%
Multifamily	—	6,141,536	—%	—	5,903,012	—%	—	5,326,740	—%
Construction and land	—	310,035	—%	—	295,490	—%	—	291,929	—%
SBA secured by real estate	—	48,494	—%	70	45,392	0.15%	—	56,648	—%
Total investor loans secured by real estate	—	9,277,683	—%	70	9,001,972	—%	—	8,442,042	—%
Business loans secured by real estate
CRE owner-occupied	(4)	2,437,740	—%	(10)	2,266,066	—%	(15)	2,054,840	—%
Franchise real estate secured	—	385,198	—%	—	382,381	—%	—	339,313	—%
SBA secured by real estate	—	71,260	—%	—	75,189	—%	(80)	75,938	(0.11)%
Total business loans secured by real estate	(4)	2,894,198	—%	(10)	2,723,636	—%	(95)	2,470,091	—%
Commercial loans
Commercial and industrial	4,848	2,289,380	0.21%	338	2,155,582	0.02%	1,192	1,721,554	0.07%
Franchise non-real estate secured	448	405,681	0.11%	—	389,323	—%	—	397,354	—%
SBA non-real estate secured	(16)	13,396	(0.12)%	48	11,607	0.41%	(2)	14,904	(0.01)%
Total commercial loans	5,280	2,708,457	0.19%	386	2,556,512	0.02%	1,190	2,133,812	0.06%
Retail loans
Single family residential	(33)	79,071	(0.04)%	—	84,181	—%	(1)	164,561	—%
Consumer	2	4,518	0.04%	—	4,846	—%	—	6,141	—%
Total retail loans	(31)	83,589	(0.04)%	—	89,027	—%	(1)	170,702	—%
Total (1)	$5,245	$14,918,800	0.04%	$446	$14,371,147	—%	$1,094	$13,216,647	0.01%

Allowance for credit losses to loans held for investment			1.30%			1.34%			1.71%
Nonperforming loans to loans held for investment			0.30%			0.38%			0.25%
Allowance for credit losses to nonperforming loans			441%			357%			677%
______________________________
(1) Average loan balance includes $45.1 million of average basis adjustment of certain loans included in fair value hedging relationships for the three months ended June 30, 2022. Refer to Note 11 – Derivative Instruments for additional information.

	For the Six Months Ended
	June 30, 2022			June 30, 2021
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Investor loans secured by real estate
CRE non-owner-occupied	$—	$2,767,902	—%	$154	$2,721,450	0.01%
Multifamily	—	6,022,933	—%	—	5,264,649	—%
Construction and land	—	302,803	—%	—	305,207	—%
SBA secured by real estate	70	46,952	0.15%	265	56,423	0.47%
Total investor loans secured by real estate	70	9,140,590	—%	419	8,347,729	0.01%
Business loans secured by real estate
CRE owner-occupied	(14)	2,352,377	—%	(30)	2,049,670	—%
Franchise real estate secured	—	383,797	—%	—	341,985	—%
SBA secured by real estate	—	73,214	—%	18	76,542	0.02%
Total business loans secured by real estate	(14)	2,809,388	—%	(12)	2,468,197	—%
Commercial loans
Commercial and industrial	5,186	2,222,851	0.23%	1,870	1,706,965	0.11%
Franchise non-real estate secured	448	397,547	0.11%	156	408,020	0.04%
SBA non-real estate secured	32	12,506	0.26%	(4)	15,107	(0.03)%
Total commercial loans	5,666	2,632,904	0.22%	2,022	2,130,092	0.09%
Retail loans
Single family residential	(33)	81,612	(0.04)%	(1)	203,003	—%
Consumer	2	4,681	0.04%	—	6,375	—%
Total retail loans	(31)	86,293	(0.04)%	(1)	209,378	—%
Total (1)	$5,691	$14,639,570	0.04%	$2,428	$13,155,396	0.02%

Allowance for credit losses to loans held for investment			1.30%			1.71%
Nonperforming loans to loans held for investment			0.30%			0.25%
Allowance for credit losses to nonperforming loans			441%			677%
______________________________
(1) Average loan balance includes $29.6 million of average basis adjustment of certain loans included in fair value hedging relationships for the six months ended June 30, 2022. Refer to Note 11 – Derivative Instruments for additional information.

Investment Securities

We primarily use our investment portfolio for liquidity purposes, capital preservation, and to support our interest rate risk management strategies. Investments totaled $4.07 billion at June 30, 2022, a decrease of $585.8 million, or 12.6%, from $4.66 billion at December 31, 2021, primarily to fund higher-yielding loan growth. The decrease was primarily the result of $703.6 million in sales of AFS investment securities, $270.3 million in principal payments, discounts from the AFS securities transferred to HTM, amortizations, and redemptions, and $224.7 million decrease resulting from mark-to-market fair value adjustments, partially offset by $612.9 million in purchases, primarily corporate debt securities and collateralized mortgage obligations. In general, the purchase of investment securities is primarily related to investing excess liquidity from our banking operations. During the second quarter of 2022, we have maintained a portion of the AFS securities portfolio in highly-liquid, short-term securities while also continuing to lower the effective duration of this portfolio to 3.4 years at June 30, 2022 from 4.1 years at December 31, 2021. This strategy enhances our interest rate sensitivity profile to the current rate environment and provides us with the flexibility to quickly redeploy these funds into higher-yielding assets as opportunities arise.

At June 30, 2022, AFS and HTM investment securities were $2.68 billion and $1.39 billion, respectively, compared to $4.27 billion and $381.7 million, respectively, at December 31, 2021. During the second quarter of 2022, the Company reassessed classification of certain investments with longer duration and transferred approximately $444.6 million of the remaining AFS municipal bond portfolio, which the Company intends and has the ability to hold to maturity, to HTM securities. The transfer of these securities was accounted for at fair value on the transfer date. The municipal bonds had a net carrying amount of $400.8 million with a pre-tax unrealized loss of $43.8 million, which were reflected as discounts on the date of transfer.

During the first six months of 2022, the Company transferred AFS securities of approximately $831.4 million of municipal bonds and $255.0 million of mortgage-backed securities, both of which the Company intends and has the ability to hold to maturity, to HTM securities. The transfer of these securities was accounted for at fair value on the transfer date. The municipal bonds had a net carrying amount of $780.7 million with a pre-tax unrealized loss of $50.8 million, and the mortgage-backed securities had a net carrying amount of $238.8 million with a pre-tax unrealized loss of $16.2 million, which were reflected as discounts on the date of transfer. These discounts are accreted into interest income as yield adjustments through earnings over the remaining term of the securities. The amortization of the unrealized holding loss reported in accumulated other comprehensive income largely offsets the effect on interest income of the accretion of the discount. No gains or losses were recorded at the time of transfer. The AFS securities transferred to HTM during the six months ended June 30, 2022 were investment grade with no credit-related issues as of the transfer date. The transfer of AFS securities to HTM was part of our interest rate risk management strategy to limit future valuation changes resulting from interest rate increases. See Note 4 – Investment Securities to the consolidated financial statements in this Form 10-Q.

The ACL on investment securities is determined for both the AFS and HTM classifications of the investment portfolio in accordance with ASC 326 and evaluated on a quarterly basis. As of June 30, 2022, the Company had an ACL of $109,000 for HTM investment securities classified as municipal bonds, which were transferred from AFS since the third quarter of 2021. The Company had an ACL of $22,000 for HTM investment securities at December 31, 2021. The Company recognized $68,000 and $19,000 of provision for credit losses for HTM investment securities during the three months ended June 30, 2022 and March 31, 2022, respectively, and $87,000 during the six months ended June 30, 2022. The Company did not recognize any provision for credit losses for HTM investment securities during the three and six months ended June 30, 2021.

The following table sets forth the amortized costs and weighted average yields on our HTM investment security portfolio by contractual maturity as of the date indicated. Weighted average yields are an arithmetic computation of income within each maturity range based on the amortized costs of securities, not on a tax-equivalent basis.

	June 30, 2022
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
HTM investment securities:
Municipal bonds	$—	—%	$—	—%	$60,867	1.56%	$1,087,544	2.08%	$1,148,411	2.05%
Mortgage-backed securities	—	—%	—	—%	—	—%	240,918	1.75%	240,918	1.75%
Other	—	—%	—	—%	—	—%	1,462	0.97%	1,462	0.97%
Total HTM investment securities	$—	—%	$—	—%	$60,867	1.56%	$1,329,924	2.02%	$1,390,791	2.00%

The following table presents the fair value of AFS and the amortized cost of HTM investment securities portfolios by Moody’s credit ratings at June 30, 2022.

(Dollars in thousands)	U.S. Treasury	Agency	Corporate Debt	Municipal Bonds	Collateralized Mortgage Obligations	Mortgage-backed Securities	Other	Total	%
Aaa - Aa3	$33,360	$406,483	$19,635	$1,148,411	$789,786	$1,115,132	$—	$3,512,807	86.3%
A1 - A3	—	—	345,032	—	—	—	—	345,032	8.5%
Baa1 - Baa3	—	5,812	204,748	—	—	—	1,462	212,022	5.2%
Total	$33,360	$412,295	$569,415	$1,148,411	$789,786	$1,115,132	$1,462	$4,069,861	100.0%

At June 30, 2022, 94.8% of the Company’s investment securities portfolio was rated “A1 -A3” or higher. We continue to monitor the quality of our investment securities portfolio in accordance with current financial conditions and economic environment.

Liabilities and Stockholders’ Equity

Total liabilities were $19.24 billion at June 30, 2022, compared to $18.21 billion at December 31, 2021. The increase of $1.03 billion, or 5.7%, from December 31, 2021 was primarily due to a $969.0 million increase in deposits, a $600.0 million increase in FHLB term advances and a $19.2 million increase in other liabilities, partially offset by decreases of $550.0 million FHLB overnight advances and $8.0 million in other short-term borrowing.

Deposits.  At June 30, 2022, deposits totaled $18.08 billion, an increase of $969.0 million, or 5.7%, from $17.12 billion at December 31, 2021. The increase in deposits included $656.1 million in interest-bearing checking, $599.7 million in brokered certificates of deposit and an increase of $177.1 million in noninterest-bearing checking, partially offset by a decrease of $261.5 million in money market/savings and $202.3 million in retail certificates of deposit. The addition of brokered certificates of deposit was a result of our interest rate risk management strategy to bolster our liquidity position and provide greater balance sheet flexibility.

The Company considers total deposits excluding all certificates of deposit and all brokered deposits as core deposits. At June 30, 2022, core deposits totaled $16.63 billion, or 91.9% of total deposits, an increase of $574.2 million, or 3.58%, from December 31, 2021. The increase compared to the prior year end was primarily due to the increases in interest-bearing checking and noninterest-bearing checking, partially offset by the decrease in money market/savings.

Non-maturity deposits totaled $16.63 billion, or 92.0% of total deposits, an increase of $571.7 million, or 3.6%, from December 31, 2021.

The total end-of-period weighted average rate of deposits at June 30, 2022 was 0.13%, an increase from 0.04% at December 31, 2021, principally driven by the addition of brokered time deposits as part of our interest rate risk management strategy. The total end-of-period weighted average rate of core deposits at June 30, 2022 was 0.06% compared to 0.03% at December 31, 2021.

Our ratio of loans held for investment to deposits was 83.2% and 83.5% at June 30, 2022 and December 31, 2021, respectively.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates as of the last day of each period for each category of deposits presented:

	June 30, 2022			December 31, 2021
(Dollars in thousands)	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
Core deposits
Noninterest-bearing checking	$6,934,318	38.4%	—%	$6,757,259	39.5%	—%
Interest-bearing checking	4,149,432	22.9%	0.12%	3,493,331	20.4%	0.02%
Money market	5,104,384	28.2%	0.09%	5,381,615	31.4%	0.07%
Savings	437,846	2.4%	0.02%	419,558	2.5%	0.02%
Total core deposits	16,625,980	91.9%	0.06%	16,051,763	93.8%	0.03%

Brokered money market	3,000	—%	0.03%	5,553	—%	0.06%
Time deposit accounts:
Less than 1.00%	700,695	3.9%	0.18%	1,012,473	5.9%	0.18%
1.00 - 1.99	543,953	3.0%	1.53%	39,322	0.3%	1.49%
2.00 - 2.99	210,985	1.2%	2.20%	6,296	—%	2.23%
3.00 - 3.99	—	—%	—%	182	—%	3.45%
4.00 - 4.99	—	—%	—%	—	—%	—%
5.00 and greater	—	—%	—%	—	—%	—%
Total time deposit accounts	1,455,633	8.1%	0.98%	1,058,273	6.2%	0.24%
Total non-core deposits	1,458,633	8.1%	0.98%	1,063,826	6.2%	0.24%
Total deposits	$18,084,613	100.0%	0.13%	$17,115,589	100.0%	0.04%

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Uninsured deposits	$6,691,045	$6,220,802

The estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $248.4 million at June 30, 2022 and $357.1 million at December 31, 2021. The following table sets forth the maturity distribution of the estimated uninsured time deposits:

(Dollars in thousands)	June 30, 2022	December 31, 2021
3 months or less	$156,176	$297,595
Over 3 months through 6 months	65,706	28,187
Over 6 months through 12 months	21,311	23,051
Over 12 months	5,235	8,287
Total	$248,428	$357,120

Borrowings.  At June 30, 2022, total borrowings amounted to $930.9 million, an increase of $42.3 million, or 4.8%, from $888.6 million at December 31, 2021. Total borrowings at June 30, 2022 were comprised of $600.0 million of FHLB term advances and $330.9 million of subordinated debentures. The increase in borrowings at June 30, 2022 as compared to December 31, 2021 was primarily due to an increase of $600.0 million in FHLB term advances, partially offset by a $550.0 million decrease in FHLB overnight advances and an $8.0 million decrease in other short-term borrowings. At June 30, 2022, total borrowings represented 4.2% of total assets and had an end-of-period weighted average rate of 3.27%, compared with 4.2% of total assets and an end-of-period weighted average rate of 2.12% at December 31, 2021.

At June 30, 2022, total subordinated debentures were comprised of the following:

•Subordinated notes of $60.0 million at a fixed rate of 5.75% due September 3, 2024 (the “Notes I”) and a carrying value of $59.7 million, net of unamortized debt issuance cost of $269,000. Interest is payable semiannually at 5.75% per annum;
•Subordinated notes of $125.0 million at 4.875% fixed-to-floating rate due May 15, 2029 (the “Notes II”) and a carrying value of $123.3 million, net of unamortized debt issuance cost of $1.7 million. Interest is payable semiannually at an initial fixed rate of 4.875% per annum. From and including May 15, 2024, but excluding the maturity date or the date of earlier redemption, the Notes II will bear interest at a floating rate equal to three-month LIBOR plus a spread of 2.50% per annum, payable quarterly in arrears; and
•Subordinated notes of $150.0 million at 5.375% fixed-to-floating rate due June 15, 2030 (the “Notes III”) and a carrying value of $147.9 million, net of unamortized debt issuance cost of $2.1 million. Interest on the Notes III accrue at a rate equal to 5.375% per annum from and including June 15, 2020 to, but excluding, June 15, 2025, payable semiannually in arrears. From and including June 15, 2025 to, but excluding, June 15, 2030 or the earlier redemption date, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be three-month term SOFR, plus a spread of 517 basis points, payable quarterly in arrears.

For additional information about the subordinated debentures, see Note 8 – Subordinated Debentures to the Consolidated Financial Statements in this Form 10-Q.

The following table sets forth certain information regarding the Company’s borrowed funds at the dates indicated:

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB advances	$600,000	2.15%	$550,000	0.20%
Other borrowings	—	—%	8,000	2.15%
Subordinated debentures	330,886	5.32%	330,567	5.33%
Total borrowings	$930,886	3.27%	$888,567	2.12%

Weighted average cost of borrowings during the quarter	3.34%		4.59%
Borrowings as a percent of total assets	4.2%		4.2%

Stockholders’ Equity.  Total stockholders’ equity was $2.76 billion as of June 30, 2022, a $131.1 million decrease from $2.89 billion at December 31, 2021. The current quarter’s decrease in stockholders’ equity was primarily due to $207.2 million in comprehensive loss from the impact of higher interest rates on our AFS securities portfolio, and $62.5 million in cash dividends, partially offset by $136.7 million net income.

Our book value per share decreased to $29.01 at June 30, 2022 from $30.58 at December 31, 2021. At June 30, 2022, the Company’s tangible common equity to tangible assets ratio was 8.52%, a decrease from 9.52% at December 31, 2021. Our tangible book value per share was $18.86, compared to $20.29 at December 31, 2021 . The decreases in the ratio of tangible common equity to tangible assets and tangible book value per share at June 30, 2022 from the prior quarter were primarily driven by the other comprehensive loss from the impact of higher interest rates on our AFS securities portfolio. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis.

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

In addition to the interest payments on loans and investments as well as fees collected on the services we provide, our primary sources of funds generated during the first six months of 2022 were from:

•Principal payments on loans held for investment of $1.55 billion;
•Proceeds of $900.9 million from the sale, payments, or maturity of securities;
•Deposit growth of $969.0 million; and
•Increased FHLB borrowings of $50.0 million.

We used these funds to:

•Originate loans held for investment of $2.15 billion;
•Purchase AFS securities of $583.3 million;
•Return capital to shareholders through $62.5 million in dividends; and
•Originate loans held for sale of $33.8 million;

Our most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on our operating, lending, and investing activities during any given period. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. At June 30, 2022, cash and cash equivalents totaled $972.8 million, and the market value of our investment securities AFS totaled $2.68 billion. If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve Board’s lending programs, as well as loan and investment securities sales. As of June 30, 2022, the maximum amount we could borrow through the FHLB was $8.65 billion, of which $5.68 billion was remaining available for borrowing based on collateral pledged of $8.87 billion in real estate loans. At June 30, 2022, we had $600.0 million in FHLB term borrowings. At June 30, 2022, we also had a $214,390 line with the FRB discount window secured by investment securities, as well as unsecured lines of credit aggregating to $330.0 million with other correspondent banks from which to purchase federal funds. As of June 30, 2022, our liquidity ratio was 19.3%, which is above the Company’s minimum policy requirement of 10.0%. The Company regularly monitors liquidity, models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

To the extent that 2022 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit, or other sources.

The Bank maintains liquidity guidelines in the Company’s Liquidity Policy that permits the purchase of brokered deposit funds, in an amount not to exceed 10% of total deposits or 8% of total assets, as a secondary source for funding. At June 30, 2022, we had $602.7 million in brokered deposits, which constituted 3.33% of total deposits and 2.74% of total assets at that date. During the second quarter of 2022, the Bank added approximately $600.0 million in brokered certificates of deposit as part of the interest rate risk management strategy to bolster our liquidity position and provide greater balance sheet flexibility.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations. During the six months ended June 30, 2022, the Bank paid $62.5 million in dividends to the Corporation.

The Corporation maintains a line of credit of $25.0 million with U.S. Bank that will expire on September 27, 2022. The Corporation anticipates renewing the line of credit upon expiration. This line of credit provides an additional source of liquidity at the Corporation level. At June 30, 2022, the Corporation had no outstanding balances against this line.

During the first and second quarter of 2022, the Corporation declared a quarterly dividend payment of $0.33 per share. On July 19, 2022, the Company's Board of Directors declared a $0.33 per share dividend, payable on August 12, 2022 to stockholders of record as of July 1, 2022. The Corporation’s Board of Directors periodically reviews whether to declare or pay cash dividends, taking into account, among other things, general business conditions, the Company’s financial results, future prospects, capital requirements, legal and regulatory restrictions, and such other factors as the Corporation’s Board of Directors may deem relevant.

On January 11, 2021, the Company’s Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock, representing approximately 5% of the Company’s issued and outstanding shares of common stock and approximately $150 million of common stock as of December 31, 2020 based on the closing price of the Company’s common stock on December 31, 2020. During the first half of 2022, the Company did not repurchase any shares of common stock. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs. The following schedule summarizes maturities and principal payments due on our contractual obligations, excluding accrued interest:

	June 30, 2022
(Dollars in thousands)	Less than 1 year	More than 1 year	Total
FHLB advances and other borrowings	$200,000	$400,000	$600,000
Subordinated debentures	—	330,886	330,886
Certificates of deposit	1,308,180	147,453	1,455,633
Operating leases	19,759	52,804	72,563
Affordable housing partnerships commitment	5,851	10,915	16,766
Total contractual cash obligations	$1,533,790	$942,058	$2,475,848

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

	June 30, 2022
(Dollars in thousands)	Less than 1 year	More than 1 year	Total
Loan commitments to extend credit	$1,406,887	$1,422,559	$2,829,446
Standby letters of credit	43,488	—	43,488
Total	$1,450,375	$1,422,559	$2,872,934

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

Final comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III,” became effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. The capital conservation buffer fully phased in at 2.50% by January 1, 2019. At June 30, 2022, the Company and Bank are in compliance with the capital conservation buffer requirement and exceeded the minimum common equity Tier 1, Tier 1, and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.00%, 8.50%, and 10.50%, respectively, and the Bank qualified as “well-capitalized” for purposes of the federal bank regulatory prompt corrective action regulations.

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

For regulatory capital purposes, the Corporation’s subordinated debt is included in Tier 2 capital. See Note 8 – Subordinated Debentures for additional information.

As defined in applicable regulations and set forth in the table below, the Corporation and the Bank continue to exceed the regulatory capital minimum requirements, and the Bank continues to exceed the “well capitalized” standards and the required conservation buffer at the dates indicated:

	Actual	Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer	Minimum Required For Well Capitalized Requirement
June 30, 2022
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	9.90%	4.00%	N/A
Common equity tier 1 capital ratio	11.91%	7.00%	N/A
Tier 1 capital ratio	11.91%	8.50%	N/A
Total capital ratio	14.41%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	11.41%	4.00%	5.00%
Common equity tier 1 capital ratio	13.72%	7.00%	6.50%
Tier 1 capital ratio	13.72%	8.50%	8.00%
Total capital ratio	14.54%	10.50%	10.00%

	Actual	Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer	Minimum Required For Well Capitalized Requirement
December 31, 2021
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	10.08%	4.00%	N/A
Common equity tier 1 capital ratio	12.11%	7.00%	N/A
Tier 1 capital ratio	12.11%	8.50%	N/A
Total capital ratio	14.62%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	11.62%	4.00%	5.00%
Common equity tier 1 capital ratio	13.96%	7.00%	6.50%
Tier 1 capital ratio	13.96%	8.50%	8.00%
Total capital ratio	14.70%	10.50%	10.00%

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

The Company’s interest rate sensitivity is monitored by management through the use of both a simulation model that quantifies the estimated impact to earnings (“Earnings at Risk”) for a twelve- and twenty-four-month period, and a model that estimates the change in the Company’s EVE under alternative interest rate scenarios, primarily instantaneous parallel interest rate shifts in 100 basis point increments. The simulation model estimates the impact on NII from changing interest rates on interest-earning assets and interest expense paid on interest- bearing liabilities. The EVE model computes the net present value of equity by discounting all expected cash flows on assets and liabilities under each rate scenario. For each scenario, the EVE is the present value of all assets less the present value of all liabilities. The EVE ratio is defined as the EVE divided by the market value of assets within the same scenario.

The following table shows the projected NII and net interest margin of the Company at June 30, 2022 and December 31, 2021, assuming instantaneous parallel interest rate shifts in the first month of the following quarter:

June 30, 2022
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
200	773,388	34,387	4.7%	3.89%
100	757,377	18,376	2.5%	3.81%
Static	739,001	—	—%	3.72%
-100	714,925	(24,076)	(3.3)%	3.60%
-200	678,134	(60,867)	(8.2)%	3.41%

December 31, 2021
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
200	683,485	19,799	3.0%	3.60%
100	672,776	9,090	1.4%	3.55%
Static	663,686	—	—%	3.50%
-100	641,475	(22,211)	(3.3)%	3.38%
-200	608,007	(55,679)	(8.4)%	3.21%

The following table shows the EVE and projected change in the EVE of the Company at June 30, 2022 and December 31, 2021, assuming instantaneous parallel interest rate shifts in the first month of the following quarter:

June 30, 2022
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
200	3,294,382	240,437	7.9%	17.34%
100	3,197,305	143,360	4.7%	16.34%
Static	3,053,945	—	—%	15.15%
-100	2,846,308	(207,637)	(6.8)%	13.72%
-200	2,440,478	(613,467)	(20.1)%	11.44%

December 31, 2021
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
200	3,146,242	169,608	5.7%	16.75%
100	3,088,311	111,677	3.8%	15.90%
Static	2,976,634	—	—%	14.82%
-100	2,774,297	(202,337)	(6.8)%	13.37%
-200	2,349,722	(626,912)	(21.1)%	10.99%

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 11, 2021, the Company’s Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock. The stock repurchase program may be limited or terminated at any time without notice. During the second quarter of 2022, the Company did not repurchase any shares of common stock.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the second quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 to April 30, 2022	—	$—	—	4,245,056
May 1, 2022 to May 31, 2022	—	—	—	4,245,056
June 1, 2022 to June 30, 2022	—	—	—	4,245,056
Total	—		—
Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit 2.1	Agreement and Plan of Reorganization, dated as of January 31, 2020 by and between Pacific Premier Bancorp, Inc., Pacific Premier Bank and Opus Bank (1)
Exhibit 3.1	Second Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
Exhibit 3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (2)
Exhibit 4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (3)
Exhibit 4.2	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the SEC upon request.
Exhibit 10.1	Pacific Premier Bancorp, Inc. Amended and Restated 2022 Long-Term Incentive Plan (4)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page of Pacific Premier Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (contained in Exhibit 101)

(1) Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on February 6, 2020.
(2) Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 15, 2018.
(3) Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Registration No. 333-20497) filed with the SEC on January 27, 1997.
(4) Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 24, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

Date:	August 5, 2022	By:	/s/ Steven R. Gardner
Steven R. Gardner
Chairman, Chief Executive Officer, and President
(Principal Executive Officer)

Date:	August 5, 2022	By:	/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)