Form 10-Q
period 2022-09-30
PACIFIC PREMIER BANCORP INC
filed 2022-11-04
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
The number of shares outstanding of the registrant’s common stock as of October 28, 2022 was 95,012,077.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except par value and share data)	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$132,351	$83,150
Interest-bearing deposits with financial institutions	606,860	221,553
Cash and cash equivalents	739,211	304,703
Interest-bearing time deposits with financial institutions	1,733	2,216
Investments held-to-maturity, at amortized cost, net of allowance for credit losses of $91 and $22 (fair value of $1,055,187 and $384,423) at September 30, 2022 and December 31, 2021, respectively	1,385,502	381,674
Investment securities available-for-sale, at fair value	2,661,079	4,273,864
FHLB, FRB, and other stock, at cost	118,778	117,538
Loans held for sale, at lower of cost or fair value	2,163	10,869
Loans held for investment	14,908,811	14,295,897
Allowance for credit losses	(195,549)	(197,752)
Loans held for investment, net	14,713,262	14,098,145
Accrued interest receivable	66,192	65,728
Premises and equipment	65,651	71,908
Deferred income taxes, net	190,948	87,344
Bank owned life insurance	457,301	449,353
Intangible assets	59,028	69,571
Goodwill	901,312	901,312
Other assets	257,041	260,204
Total assets	$21,619,201	$21,094,429
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$6,775,465	$6,757,259
Interest-bearing:
Checking	3,605,498	3,493,331
Money market/savings	5,493,988	5,806,726
Retail certificates of deposit	872,421	1,058,273
Wholesale/brokered certificates of deposit	999,002	—
Total interest-bearing	10,970,909	10,358,330
Total deposits	17,746,374	17,115,589
FHLB advances and other borrowings	600,000	558,000
Subordinated debentures	331,045	330,567
Accrued expenses and other liabilities	206,386	203,962
Total liabilities	18,883,805	18,208,118
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at September 30, 2022 and December 31, 2021; 95,016,767 shares and 94,389,543 shares issued and outstanding, respectively	933	929
Additional paid-in capital	2,357,731	2,351,294
Retained earnings	657,845	541,950
Accumulated other comprehensive loss	(281,113)	(7,862)
Total stockholders’ equity	2,735,396	2,886,311
Total liabilities and stockholders’ equity	$21,619,201	$21,094,429

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands, except share data)	2022	2022	2021	2022	2021
INTEREST INCOME
Loans	$174,204	$164,455	$157,025	$489,263	$464,615
Investment securities and other interest-earning assets	24,821	18,771	19,022	61,534	55,118
Total interest income	199,025	183,226	176,047	550,797	519,733
INTEREST EXPENSE
Deposits	9,873	2,682	2,432	14,228	10,123
FHLB advances and other borrowings	3,480	3,217	1	7,171	66
Subordinated debentures	4,560	4,562	4,545	13,682	17,889
Total interest expense	17,913	10,461	6,978	35,081	28,078
Net interest income before provision for credit losses	181,112	172,765	169,069	515,716	491,655
Provision for credit losses	1,077	469	(19,726)	1,994	(56,228)
Net interest income after provision for credit losses	180,035	172,296	188,795	513,722	547,883
NONINTEREST INCOME
Loan servicing income	397	502	536	1,318	1,616
Service charges on deposit accounts	2,704	2,690	2,375	8,009	6,629
Other service fee income	323	366	350	1,056	1,175
Debit card interchange fee income	808	936	834	2,580	2,720
Earnings on bank owned life insurance	3,339	3,240	3,266	9,800	7,778
Net gain from sales of loans	457	1,136	1,187	3,087	3,094
Net (loss) gain from sales of investment securities	(393)	(31)	4,190	1,710	13,321
Trust custodial account fees	9,951	10,354	11,446	31,884	26,565
Escrow and exchange fees	1,555	1,827	1,867	5,043	5,065
Other income	1,023	1,173	4,049	3,764	12,606
Total noninterest income	20,164	22,193	30,100	68,251	80,569
NONINTEREST EXPENSE
Compensation and benefits	56,355	57,562	53,592	170,898	159,614
Premises and occupancy	12,011	11,829	12,611	35,792	36,831
Data processing	7,058	6,604	6,296	19,658	17,889
FDIC insurance premiums	1,461	1,452	1,392	4,309	3,885
Legal and professional services	4,075	4,629	4,563	12,772	12,684
Marketing expense	1,912	1,926	2,008	5,647	5,096
Office expense	1,338	1,252	1,076	3,793	4,494
Loan expense	789	1,144	1,332	3,067	3,612
Deposit expense	4,846	4,081	3,974	12,678	11,818
Merger-related expense	—	—	—	—	5
Amortization of intangible assets	3,472	3,479	3,912	10,543	12,056
Other expense	7,549	5,016	5,284	18,331	15,041
Total noninterest expense	100,866	98,974	96,040	297,488	283,025
Net income before income taxes	99,333	95,515	122,855	284,485	345,427
Income tax expense	25,970	25,712	32,767	74,415	90,369
Net income	$73,363	$69,803	$90,088	$210,070	$255,058
EARNINGS PER SHARE
Basic	$0.77	$0.74	$0.95	$2.22	$2.70
Diluted	0.77	0.73	0.95	2.21	2.68
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	93,793,502	93,765,264	93,549,639	93,687,230	93,571,468
Diluted	94,120,637	94,040,691	94,060,724	94,055,116	94,090,407

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2022	2022	2021	2022	2021
Net income	$73,363	$69,803	$90,088	$210,070	$255,058
Other comprehensive loss, net of tax:
Unrealized loss on securities available-for-sale, net of income taxes (1)	(68,070)	(40,474)	(20,138)	(227,135)	(47,387)
Reclassification adjustment for net loss (gain) on sales of securities included in net income, net of income taxes (2)	281	22	(2,991)	(1,222)	(9,510)
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of income taxes (3)	—	(31,326)	(2,277)	(47,884)	(2,277)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of income taxes (4)	1,694	993	58	2,990	58
Other comprehensive loss , net of tax	(66,095)	(70,785)	(25,348)	(273,251)	(59,116)
Comprehensive income (loss), net of tax	$7,268	$(982)	$64,740	$(63,181)	$195,942
______________________________
(1) Income tax (benefit) expense of the unrealized loss on securities was $(27.2) million, $(16.2) million, and $(8.1) million for the three months ended September 30, 2022, June 30, 2022, and September 30, 2021, respectively, and $(90.7) million and $(19.0) million for the nine months ended September 30, 2022 and September 30, 2021, respectively.
(2) Income tax (benefit) expense on the reclassification adjustment for net loss (gain) on sales of securities included in net income was $(112,000), $(9,000), and $1.2 million for the three months ended September 30, 2022, June 30, 2022, and September 30, 2021, respectively, and $488,000 and $3.8 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.
(3) Income tax (benefit) expense on the unrealized loss on securities transferred from available-for-sale to held-to-maturity was $0, $(12.5) million, and $(913,000) for the three months ended September 30, 2022, June 30, 2022, and September 30, 2021, respectively, and $(19.1) million and $(913,000) for the nine months ended September 30, 2022 and September 30, 2021.
(4) Income tax expense on the amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity included in net income was $677,000, $396,000, and $24,000 for the three months ended September 30, 2022, June 30, 2022, and September 30, 2021, respectively, and $1.2 million and $24,000 for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2022
(Unaudited)

(Dollars in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2021	94,389,543	$929	$2,351,294	$541,950	$(7,862)	$2,886,311
Net income	—	—	—	210,070	—	210,070
Other comprehensive loss	—	—	—	—	(273,251)	(273,251)
Cash dividends declared ($0.99 per common share)	—	—	—	(93,806)	—	(93,806)
Dividend equivalents declared ($0.99 per restricted stock unit)	—	—	369	(369)	—	—
Share-based compensation expense	—	—	14,171	—	—	14,171
Issuance of restricted stock, net	818,229	4	(4)	—	—	—
Restricted stock surrendered and canceled	(234,851)	—	(8,858)	—	—	(8,858)
Exercise of stock options	43,846	—	759	—	—	759
Balance at September 30, 2022	95,016,767	$933	$2,357,731	$657,845	$(281,113)	$2,735,396

Balance at June 30, 2022	94,976,605	$933	$2,353,361	$615,943	$(215,018)	$2,755,219
Net income	—	—	—	73,363	—	73,363
Other comprehensive loss	—	—	—	—	(66,095)	(66,095)
Cash dividends declared ($0.33 per common share)	—	—	—	(31,337)	—	(31,337)
Dividend equivalents declared ($0.33 per restricted stock unit)	—	—	124	(124)	—	—
Share-based compensation expense	—	—	4,336	—	—	4,336
Issuance of restricted stock, net	56,452	—	—	—	—	—
Restricted stock surrendered and canceled	(22,348)	—	(184)	—	—	(184)
Exercise of stock options	6,058	—	94	—	—	94
Balance at September 30, 2022	95,016,767	$933	$2,357,731	$657,845	$(281,113)	$2,735,396

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

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$210,070	$255,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	11,164	12,147
Provision for credit losses	1,994	(56,228)
Share-based compensation expense	14,171	9,911
Loss on sales and disposals of premises and equipment	54	179
Net amortization on securities	14,127	17,078
Net (accretion) of discounts/premiums for acquired loans and deferred loan fees/costs	(22,328)	(31,955)
Gain on sales of investment securities available-for-sale	(1,710)	(13,321)
Loss on debt extinguishment	—	180
Gain on sales of loans	(3,087)	(3,094)
Deferred income tax expense	5,561	29,111
Income from bank owned life insurance, net	(7,949)	(6,071)
Amortization of intangible assets	10,543	12,056
Originations of loans held for sale	(57,685)	(34,902)
Proceeds from the sales of and principal payments from loans held for sale	69,478	29,973
Change in accrued expenses and other liabilities, net	6,075	(17,404)
Change in accrued interest receivable and other assets, net	82,719	53,953
Net cash provided by operating activities	333,197	256,671
Cash flows from investing activities:
Net decrease in interest-bearing time deposits with financial institutions	483	137
Loan originations and payments, net	(664,678)	(719,657)
Proceeds from loans held for sale previously classified as portfolio loans	—	1,530
Purchase of loans held for investment	(797)	—
Proceeds from prepayments and maturities of securities held-to-maturity	15,570	7,509
Purchase of securities available-for-sale	(986,997)	(2,079,198)
Proceeds from prepayments and maturities of securities available-for-sale	248,629	429,235
Proceeds from sales of securities available-for-sale	936,413	630,437
Proceeds from the sales of premises and equipment	—	26
Proceeds from surrender of bank owned life insurance	—	1,400
Purchase of bank owned life insurance	—	(150,000)
Purchase of premises and equipment	(4,961)	(6,318)
Change in FHLB, FRB, and other stock, at cost	(2,321)	3
Funding of CRA investments, net	(10,910)	(19,001)
Net cash used in investing activities	(469,569)	(1,903,897)
Cash flows from financing activities:
Net increase in deposit accounts	$630,785	$1,255,822
Net change in short-term borrowings	(358,000)	140,000
Proceeds from long-term borrowings	400,000	—
Repayments of long-term borrowings	—	(21,503)
Redemption of junior subordinated debt securities	—	(171,153)
Cash dividends paid	(93,806)	(90,747)
Repurchase and retirement of common stock	—	(18,067)
Proceeds from exercise of stock options	759	782
Restricted stock surrendered and canceled	(8,858)	(6,354)
Net cash provided by financing activities	570,880	1,088,780
Net increase (decrease) in cash and cash equivalents	434,508	(558,446)
Cash and cash equivalents, beginning of period	304,703	880,766
Cash and cash equivalents, end of period	$739,211	$322,320

Supplemental cash flow disclosures:
Interest paid	$28,638	$29,745
Income taxes paid, net	47,932	56,472
Noncash investing activities during the period:
Transfers from portfolio loans to loans held for sale	—	1,006
Transfers of investment securities from available-for-sale to held-to-maturity	1,019,472	154,456
Recognition of operating lease right-of-use assets	(1,183)	(3,812)
Recognition of operating lease liabilities	1,183	3,812

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements reflect all normal recurring adjustments and accruals that are necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2022.

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

Note 2 – Recently Issued Accounting Pronouncements

Recent Accounting Guidance Not Yet Effective

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. The FASB issued this Update in response to feedback the FASB received from various stakeholders in its post-implementation review process related to the issuance of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was effective for the Company on January 1, 2020. The amendments in this Update include the elimination of accounting guidance for troubled debt restructurings (“TDRs”) in Subtopic 310-40 - Receivables - Troubled Debt Restructurings by Creditors, and introduce new disclosures and enhance existing disclosures concerning certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. Rather than applying the recognition and measurement guidance of troubled debt restructurings, an entity must determine whether a modification results in a new loan or the continuation of an existing loan. Further, the amendments in this Update require that a public business entity disclose current period gross charge-offs on financing receivables within the scope of ASC 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost, by year of origination and class of financing receivable. The amendments in this Update are effective for the Company in fiscal years beginning after December 15, 2022, as well as interim periods within those years. Early adoption is permitted. The amendments in this Update are to be applied prospectively. However, for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of this Update on the Company’s consolidated financial statements with internal stakeholders in finance, credit administration, and loan servicing.

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

Allowance for Credit Losses on Investment Securities. The allowance for credit losses (“ACL”) on investment securities is determined for both the HTM and AFS classifications of the investment portfolio in accordance with the guidance ASC 326 on a quarterly basis. The ACL for HTM investment securities is recorded at the time of purchase or acquisition, representing the Company’s best estimate of current expected credit losses (“CECL”) as of the date for the consolidated statements of financial condition. The ACL for HTM investment securities is determined on a collective basis, based on shared risk characteristics, and is determined at the individual security level when the Company deems a security to no longer possess shared risk characteristics. For investment securities where the Company has reason to believe the credit loss exposure is remote, a zero credit loss assumption is applied. Such investment securities typically consist of those guaranteed by the U.S. government or other government enterprises, where there is an explicit or implicit guarantee by the U.S. government, that are highly rated by rating agencies, and historically have had no credit loss experience.

For available-for-sale investment securities, the Company performs a qualitative evaluation for securities in an unrealized loss position to determine if, for those investments in an unrealized loss position, the decline in fair value is credit related or non-credit related. In determining whether a security’s decline in fair value is credit related, the Company considers a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) downgrades in credit ratings, (iv) payment structure of the security, (v) the ability of the issuer of the security to make scheduled principal and interest payments, and (vi) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads. If it is determined that the unrealized loss, or a portion thereof, is credit related, the Company records the amount of credit loss through a charge to provision for credit losses in current period earnings. However, the amount of credit loss recorded in current period earnings is limited to the amount of the total unrealized loss on the security, which is measured as the amount by which the security’s fair value is below its amortized cost. If it is likely the Company will be required to sell the security in an unrealized loss position, the total amount of the loss is recognized in current period earnings. Unrealized losses deemed non-credit related are recorded, net of tax, in accumulated other comprehensive income.

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

Equity Investments. Equity investments that have readily determinable fair values are carried at fair value with changes in fair value recognized in current period earnings as a component of noninterest income. Equity investments that do not have readily determinable fair values are carried at cost, adjusted for any observable price changes in orderly transactions for identical or similar investments of the same issuer. Such investments are also recorded net of any previously recognized impairment. Certain equity securities the Company holds, such as investments in the stock of the Federal Home Loan Bank and the Federal Reserve Bank of San Francisco are carried at cost, less any previously recognized impairment. Investment in these securities is restricted to member banks and the securities are not actively traded on an exchange. Dividends received on equity securities are included in interest income on investment securities and other interest earning assets in the consolidated statements of income.

The Company applies the equity method of accounting to investments in the equity of certain entities where it is deemed to have the ability to exercise significant influence over the entity, but does not control the entity, such as when its ownership interest is between 20% and 50%. Further, the Company also applies the equity method of accounting to equity investments it makes in limited partnerships and limited liability companies when its ownership interest in such entities exceeds 3-5% or when the Company believes it has the ability to exercise significant influence over the partnership. Such investments typically reflect equity interests in various partnerships that make investments qualifying for credit under the Community Reinvestment Act (“CRA”). The Company records its share of the operating results associated with equity method investments, based on the most recent information available from the investee, in other noninterest income in the consolidated statements of income.

Loans Held for Investment. Loans held for investment are loans the Company has the ability and intent to hold for the foreseeable future or until their maturity. These loans are carried at amortized cost, net of discounts and premiums on acquired and purchased loans, and net deferred loan origination fees and costs. Purchase discounts and premiums and net deferred loan origination fees and costs on loans are accreted or amortized in interest income as an adjustment of yield, using the interest method, over the contractual life of the loans. Amortization of deferred loan fees or costs, as well as any purchase discounts and premiums, are discontinued for loans that are placed on nonaccrual. Any remaining discounts, premiums, deferred fees or costs, and prepayment fees associated with loan payoffs prior to contractual maturity are included in interest income on loans in the period of payoff. Loan commitment fees received to originate or purchase a loan are deferred and, if the commitment is exercised, recognized over the life of the loan using the interest method as an adjustment of yield or, if the commitment expires unexercised, recognized as income upon expiration of the commitment.

The Company accrues interest on loans using the interest method and only if deemed collectible. Loans for which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest is past due 90 days based on the contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to the collection of principal and/or interest. When loans are placed on nonaccrual status, all previously accrued and uncollected interest is promptly reversed against current period interest income, and therefore an ACL for accrued interest receivable is not established. Interest income generally is not recognized on nonaccrual loans unless the likelihood of further loss is remote. Interest payments received on nonaccrual loans are applied as a reduction to the loan principal balance. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are deemed to be fully collectible as to all principal and interest.

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

The Company’s ACL model also includes adjustments for qualitative factors, where appropriate. Since historical information (such as historical net losses and economic cycles) may not always, by itself, provide a sufficient basis for determining future expected credit losses, management considers the need for qualitative adjustments to the ACL on a quarterly basis. Qualitative adjustments may be related to and include, but not limited to factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization-specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through backtesting, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL.

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

At September 30, 2022, the Company had the following segments and classes of loans:

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

The Company currently has derivative instruments designated as part of fair value accounting hedges. These derivatives consist of pay-fixed, receive-floating interest rate swaps, and were entered into to hedge changes in the fair value of fixed-rate loans for specific risks, such as interest rate risk resulting from changes in a benchmark interest rate. In a qualifying fair value hedge, the Company records periodic changes in the fair value of the derivative instrument in current period earnings. Simultaneously, periodic changes in the fair value of the hedged risk are also recorded in current period earnings. Together, these periodic changes in the fair value of the derivative instrument and the fair value of the hedged risk are included in the same line item of the statements of income associated with the hedged item (i.e. interest income), and largely offset each other. Interest accruals on both the derivative instrument and the hedged item are also recorded in the same line item, which effectively converts the designated fixed-rate loans to floating-rate loans. The Company structures these swaps to match the critical terms of the hedged items (i.e. the fixed-rate loans), thereby maximizing the economic and accounting effectiveness of the hedging relationships and resulting in the expectation that the hedging relationship will be highly effective. If a fair value hedging relationship ceases to qualify for hedge accounting, hedge accounting is discontinued and future changes in the fair value of the derivative instrument are recognized in current period earnings, until the derivative is settled with the counterparty. In addition, all remaining basis adjustments resulting from the cumulative change in the fair value of the hedged risk, previously recorded to the carrying amount of the hedged item, are amortized or accreted into interest income using the interest method over the remaining life of the hedged item.

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

Liabilities to make lease payments and right-of-use assets are determined based on the total contractual base rents for each lease, discounted at the rate implicit in the lease or at the Company’s estimated incremental borrowing rate if the rate is not implicit in the lease. The Company measures future contractual base rents based on the minimum payments specified in the lease agreement, giving consideration for periodic contractual rent increases which are based on an escalation rate or a specified index. When future rent payments are based on an index, the Company uses the index rate observed at the time of lease commencement to measure future lease payments. Liabilities to make future lease payments on operating leases are reduced by periodic contractual lease payments net of periodic interest accretion on the lease liability. Right-of-use assets for operating leases are amortized over the term of the lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion on the related liability to make lease payments. Expense recognition for operating leases is recorded on a straight-line basis. As of September 30, 2022, all of the Company’s leases were classified as either operating leases or short-term leases.

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

Stock-Based Compensation. The Company issues various forms of stock-based compensation awards annually to officers and directors of the Company, including stock options, restricted stock awards, and restricted stock units. The related compensation costs are based on the grant-date fair value and are recognized in the income statement over the period they are expected to vest, net of estimates for forfeitures. Estimates for forfeitures are based on the Company’s historical experience for each award type. A Black-Scholes model is utilized to estimate the fair value of stock options on the grant date. The Black-Scholes model uses certain assumptions to determine grant date fair value such as: expected volatility, expected term of the option, expected risk-free rate of interest, and expected dividend yield on the Corporation’s common stock. The market price of the Corporation’s common stock at the grant date is used for restricted stock awards in determining the grant date fair value for those awards. The Company has not granted any stock option awards during 2022.

Restricted stock awards and restricted stock units are granted to employees of the Company, and represent stock-based compensation awards that when ultimately settled, result in the issuance of shares of the Corporation’s common stock to the grantee. As with other stock-based compensation awards, compensation cost for restricted stock awards and restricted stock units is recognized over the period in which the awards are expected to vest. Certain of the Corporation’s restricted stock units contain vesting conditions which are based on pre-determined performance targets. The level at which the associated performance targets are achieved can impact the ultimate settlement of the award with the grantee and thus the level of compensation expense ultimately recognized. Certain of these awards contain a market-based condition whereby the vesting of the award is based on the Company’s performance, such as total shareholder return, relative to its peers over a specified period of time. The grant date fair value of restricted stock units with a market-based condition is determined through an independent third party which employs the use of a Monte Carlo simulation. The Monte Carlo simulation estimates grant date fair value using input assumptions similar to those used in the Black-Scholes model, however, it also incorporates into the grant date fair value calculation the probability that the performance targets will be achieved. The grant date fair value of restricted stock units that do not contain a market-based condition for vesting is based on the price of the Corporation’s common stock on the grant date.

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

Comprehensive Income (Loss). Comprehensive income (loss) is reported in addition to net income for all periods presented. Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company’s available-for-sale investment securities are required to be included in other comprehensive income (loss). Total comprehensive income (loss) and the components of accumulated other comprehensive income (loss) are presented in the Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Comprehensive Income.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Note 4 – Investment Securities

The amortized cost and estimated fair value of investment securities available-for-sale were as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
AFS investment securities:
September 30, 2022
U.S. Treasury	$48,926	$—	$(2,152)	$46,774
Agency	486,111	—	(55,248)	430,863
Corporate debt	602,058	—	(46,308)	555,750
Collateralized mortgage obligations	856,867	24	(65,776)	791,115
Mortgage-backed securities	991,429	—	(154,852)	836,577
Total AFS investment securities	$2,985,391	$24	$(324,336)	$2,661,079

December 31, 2021
U.S. Treasury	$57,708	$614	$(456)	$57,866
Agency	440,183	2,081	(10,129)	432,135
Corporate debt	451,621	6,096	(3,856)	453,861
Municipal bonds	1,061,985	32,209	(4,281)	1,089,913
Collateralized mortgage obligations	680,686	2,012	(6,055)	676,643
Mortgage-backed securities	1,586,406	3,220	(26,180)	1,563,446
Total AFS investment securities	$4,278,589	$46,232	$(50,957)	$4,273,864

The carrying amount and estimated fair value of investment securities held-to-maturity were as follows:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Gain	Gross Unrecognized Loss	Estimated Fair Value
HTM investment securities:
September 30, 2022
Municipal bonds	$1,148,234	$(91)	$1,148,143	$—	$(294,439)	$853,704
Mortgage-backed securities	235,937	—	235,937	—	(35,876)	200,061
Other	1,422	—	1,422	—	—	1,422
Total HTM investment securities	$1,385,593	$(91)	$1,385,502	$—	$(330,315)	$1,055,187

December 31, 2021
Municipal bonds	$368,344	$(22)	$368,322	$3,834	$(1,649)	$370,507
Mortgage-backed securities	11,843	—	11,843	564	—	12,407
Other	1,509	—	1,509	—	—	1,509
Total HTM investment securities	$381,696	$(22)	$381,674	$4,398	$(1,649)	$384,423

The Company reassesses classification of certain investments as part of the ongoing review of the investment securities portfolio. During the first half of 2022, the Company transferred all of the AFS municipal bond portfolio of $831.4 million as well as mortgage-backed securities of $255.0 million, both of which the Company intends and has the ability to hold to maturity, to HTM securities. The transfer of these securities was accounted for at fair value on the transfer date. In total, the municipal bonds had a net carrying amount of $780.7 million with a pre-tax unrealized loss of $50.8 million, and the mortgage-backed securities had a net carrying amount of $238.8 million with a pre-tax unrealized loss of $16.2 million, and both realized losses were reflected as discounts on the date of transfer. These discounts are accreted into interest income as yield adjustments over the remaining term of the securities. The amortization of the unrealized losses reported in accumulated other comprehensive income largely offsets the effect on interest income of the accretion of the discounts. No gains or losses were recorded at the time of transfer. During the third quarter of 2022, there was no investment securities transfer from AFS to HTM.
Investment securities with carrying values of $194.0 million and $130.7 million as of September 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits, other borrowings, and for other purposes as required or permitted by law.

Unrealized Gains and Losses

Unrealized gains and losses on AFS investment securities are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At September 30, 2022, the Company had a net unrealized loss on AFS investment securities of $324.3 million, or $231.7 million net of tax in accumulated other comprehensive loss, compared to a net unrealized loss of $4.7 million, or $3.3 million net of tax in accumulated other comprehensive loss, at December 31, 2021.

For investment securities transferred from AFS to HTM, the unrealized gains and losses at the date of transfer continue to be reported in stockholders’ equity as accumulated other comprehensive income or loss and are amortized over the remaining lives of the securities with an offsetting entry to interest income as an adjustment of yield. At September 30, 2022, the unrealized loss on investment securities transferred from AFS to HTM was $69.2 million, or $49.4 million net of tax in accumulated other comprehensive loss.

The table below summarizes the number, fair value, and gross unrealized holding losses of the Company’s AFS investment securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of the dates indicated, aggregated by investment category and length of time in a continuous loss position.

	September 30, 2022
	Less than 12 Months			12 Months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
AFS investment securities:
U.S. Treasury	5	$33,865	$(125)	1	$12,909	$(2,027)	6	$46,774	$(2,152)
Agency	8	80,049	(1,118)	35	350,814	(54,130)	43	430,863	(55,248)
Corporate debt	49	468,523	(28,413)	8	87,227	(17,895)	57	555,750	(46,308)
Collateralized mortgage obligations	44	543,696	(35,355)	36	239,916	(30,421)	80	783,612	(65,776)
Mortgage-backed securities.	16	103,048	(8,957)	66	733,529	(145,895)	82	836,577	(154,852)
Total AFS investment securities	122	$1,229,181	$(73,968)	146	$1,424,395	$(250,368)	268	$2,653,576	$(324,336)

	December 31, 2021
	Less than 12 Months			12 Months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
AFS investment securities:
U.S. Treasury	3	$47,235	$(456)	—	$—	$—	3	$47,235	$(456)
Agency	19	278,078	(5,634)	16	119,750	(4,495)	35	397,828	(10,129)
Corporate debt	17	166,563	(849)	3	57,274	(3,007)	20	223,837	(3,856)
Municipal bonds	36	277,564	(4,079)	2	6,596	(202)	38	284,160	(4,281)
Collateralized mortgage obligations	26	226,763	(3,738)	15	121,185	(2,317)	41	347,948	(6,055)
Mortgage-backed securities	103	1,306,455	(20,417)	15	173,121	(5,763)	118	1,479,576	(26,180)
Total AFS investment securities	204	$2,302,658	$(35,173)	51	$477,926	$(15,784)	255	$2,780,584	$(50,957)

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

At September 30, 2022 and December 31, 2021, the Company had an ACL of $91,000 and $22,000, respectively, for HTM investment securities classified as municipal bonds. The following table presents a rollforward by major security type of the allowance for credit losses on the Company's HTM debt securities as of and for the periods indicated:

	Three Months Ended September 30, 2022
(Dollars in thousands)	Balance, June 30, 2022	Provision for Credit Losses	Balance, September 30, 2022
HTM investment securities:
Municipal bonds	$109	$(18)	$91

	Three Months Ended September 30, 2021
(Dollars in thousands)	Balance, June 30, 2021	Provision for Credit Losses	Balance, September 30, 2021
HTM investment securities:
Municipal bonds	$—	$11	$11

	Nine Months Ended September 30, 2022
(Dollars in thousands)	Balance, December 31, 2021	Provision for Credit Losses	Balance, September 30, 2022
HTM investment securities:
Municipal bonds	$22	$69	$91

	Nine Months Ended September 30, 2021
(Dollars in thousands)	Balance, December 31, 2020	Provision for Credit Losses	Balance, September 30, 2021
HTM investment securities:
Municipal bonds	$—	$11	$11

The Company had no ACL for AFS investment securities at September 30, 2022 and December 31, 2021. The Company performed a qualitative assessment of these investments as of September 30, 2022 and determined that the increase in unrealized losses was the result of changes in interest rates driven by the Federal Reserve’s policy to fight against inflation, and does not believe the declines in fair value were credit related. As of September 30, 2022, the Company had not recorded credit losses on certain AFS securities that were in an unrealized loss position due to the high quality of the investments, with investment grade ratings, and many of them issued by U.S. government agencies. No issuers of these securities have, to the Company’s knowledge, experienced credit downgrades. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell the securities prior to their anticipated recoveries. There was no provision for credit losses recognized for AFS investment securities during the three months ended September 30, 2022, June 30, 2022, or September 30, 2021, or the nine months ended September 30, 2022 and September 30, 2021.

At September 30, 2022 and December 31, 2021, there were no AFS or HTM securities in nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. At September 30, 2022 and December 31, 2021, there were no securities purchased with deterioration in credit quality since their origination. At September 30, 2022 and December 31, 2021, there were no collateral dependent AFS or HTM securities.

Realized Gains and Losses

The following table presents the amortized cost of securities sold with related gross realized gains, gross realized losses, and net realized (losses) gains for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2022	2022	2021	2022	2021
Amortized cost of AFS investment securities sold	$231,076	$45,121	$161,597	$934,703	$617,116

Gross realized gains	$—	$7	$4,190	$13,645	$18,462
Gross realized (losses)	(393)	(38)	—	(11,935)	(5,141)
Net realized (losses) gains on sales of AFS investment securities	$(393)	$(31)	$4,190	$1,710	$13,321

Contractual Maturities

The amortized cost and estimated fair value of investment securities at September 30, 2022, by contractual maturity, are shown in the table below.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS investment securities:
U.S. Treasury	$9,648	$9,639	$24,342	$24,226	$14,936	$12,909	$—	$—	$48,926	$46,774
Agency	25,583	25,329	326,627	298,271	96,469	79,143	37,432	28,120	486,111	430,863
Corporate debt	—	—	298,578	289,014	303,480	266,736	—	—	602,058	555,750
Collateralized mortgage obligations	34,661	34,426	70,542	68,834	213,821	192,325	537,843	495,530	856,867	791,115
Mortgage-backed securities	—	—	35,049	34,770	549,549	468,798	406,831	333,009	991,429	836,577
Total AFS investment securities	69,892	69,394	755,138	715,115	1,178,255	1,019,911	982,106	856,659	2,985,391	2,661,079
HTM investment securities:
Municipal bonds	—	—	10,484	9,749	50,556	43,410	1,087,194	800,545	1,148,234	853,704
Mortgage-backed securities	—	—	—	—	—	—	235,937	200,061	235,937	200,061
Other	—	—	—	—	—	—	1,422	1,422	1,422	1,422
Total HTM investment securities	—	—	10,484	9,749	50,556	43,410	1,324,553	1,002,028	1,385,593	1,055,187
Total investment securities	$69,892	$69,394	$765,622	$724,864	$1,228,811	$1,063,321	$2,306,659	$1,858,687	$4,370,984	$3,716,266

FHLB, FRB, and Other Stock

The Company’s equity securities primarily consist of Federal Home Loan Bank of San Francisco (“FHLB”) and Federal Reserve Bank of San Francisco (“FRB”) stock, which are considered restricted securities and held as a condition of membership of the FHLB and the Board of Governors of the Federal Reserve System. These equity securities without readily determinable fair values are carried at cost less impairment. At September 30, 2022, the Company had $19.4 million in FHLB stock, $74.7 million in FRB stock, and $24.7 million in other stock. At December 31, 2021, the Company had $17.3 million in FHLB stock, $74.5 million in FRB stock, and $25.7 million in other stock.

The Company periodically evaluates its investments in FHLB, FRB, and other stock for impairment, including their capital adequacy and overall financial condition. No impairment losses have been recorded through September 30, 2022.

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

The following table presents the composition of the loan portfolio for the periods indicated:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Investor loans secured by real estate
CRE non-owner-occupied	$2,771,272	$2,771,137
Multifamily	6,199,581	5,891,934
Construction and land	373,194	277,640
SBA secured by real estate	42,998	46,917
Total investor loans secured by real estate	9,387,045	8,987,628
Business loans secured by real estate
CRE owner-occupied	2,477,530	2,251,014
Franchise real estate secured	383,468	380,381
SBA secured by real estate	64,002	69,184
Total business loans secured by real estate	2,925,000	2,700,579
Commercial loans
Commercial and industrial	2,164,623	2,103,112
Franchise non-real estate secured	409,773	392,576
SBA non-real estate secured	11,557	11,045
Total commercial loans	2,585,953	2,506,733
Retail loans
Single family residential	75,176	95,292
Consumer	3,761	5,665
Total retail loans	78,937	100,957
Loans held for investment before basis adjustment (1)	14,976,935	14,295,897
Basis adjustment associated with fair value hedge (2)	(68,124)	—
Loans held for investment	14,908,811	14,295,897
Allowance for credit losses for loans held for investment	(195,549)	(197,752)
Loans held for investment, net	$14,713,262	$14,098,145

Total unfunded loan commitments	$2,823,555	$2,507,911
Loans held for sale, at lower of cost or fair value	2,163	10,869
______________________________
(1) Includes net deferred origination fees of $3.0 million and $3.5 million, and unaccreted fair value net purchase discounts of $59.0 million and $77.1 million as of September 30, 2022 and December 31, 2021, respectively.
(2) Represents the basis adjustment associated with the application of hedge accounting on certain loans. Refer to Note 11 – Derivative Instruments for additional information.

Loans Serviced for Others and Loan Securitization

The Company generally retains the servicing rights of the guaranteed portion of SBA loans sold, for which the Company initially records a servicing asset at fair value within its other assets category. Servicing assets are subsequently measured using the amortization method and amortized to noninterest income. Servicing assets are evaluated for impairment based on the fair value of the assets as compared to carrying amount. At September 30, 2022 and December 31, 2021, the servicing asset totaled $3.4 million and $3.8 million, respectively, and were included in other assets in the Company’s consolidated statement of financial condition. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. At September 30, 2022 and December 31, 2021, the Company determined that no valuation allowance was necessary.

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

To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse Freddie Mac for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date of December 23, 2016. The liability recorded for Company’s exposure to the reimbursement agreement with Freddie Mac was $338,000 as of September 30, 2022 and December 31, 2021.

Loans sold and serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans and participations serviced for others were $491.0 million at September 30, 2022 and $565.8 million at December 31, 2021. Included in those totals are multifamily loans transferred through securitization with Freddie Mac of $57.4 million and $78.1 million at September 30, 2022 and December 31, 2021, respectively, and SBA participations serviced for others of $328.6 million and $365.6 million at September 30, 2022 and December 31, 2021, respectively.

Concentration of Credit Risk

As of September 30, 2022, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located predominately in California. The Company’s loan portfolio contains concentrations of credit in multifamily, CRE non-owner-occupied, CRE owner-occupied, and C&I business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and diversifies its loan portfolio through loan originations, purchases, and sales to meet approved concentration levels.

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus, and likewise in excess of 15% of the Bank’s unimpaired capital plus surplus for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $813.1 million for secured loans and $487.9 million for unsecured loans at September 30, 2022. In order to manage concentration risk, the Bank maintains a house lending limit well below these statutory maximums. At September 30, 2022, the Bank’s largest aggregate outstanding balance of loans to one borrower was $257.3 million primarily comprised of an asset-based line of credit.

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
•Doubtful assets have all the weaknesses inherent in substandard assets, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
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

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as of September 30, 2022:

	Term Loans by Vintage
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving Converted to Term During the Period	Total
September 30, 2022
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$500,592	$619,259	$223,908	$362,597	$318,172	$711,998	$—	$—	$2,736,526
Special mention	—	—	—	—	7,537	3,965	—	—	11,502
Substandard	—	—	—	16,393	194	6,182	—	475	23,244
Multifamily
Pass	1,193,692	2,225,146	796,705	922,115	292,670	759,311	388	—	6,190,027
Substandard	—	6,074	—	2,732	—	748	—	—	9,554
Construction and land
Pass	154,286	152,548	38,569	18,817	1,853	7,121	—	—	373,194
SBA secured by real estate
Pass	6,596	130	494	5,466	7,575	14,833	—	—	35,094
Substandard	—	—	—	—	2,422	5,482	—	—	7,904
Total investor loans secured by real estate	1,855,166	3,003,157	1,059,676	1,328,120	630,423	1,509,640	388	475	9,387,045
Business loans secured by real estate
CRE owner-occupied
Pass	589,994	737,861	252,950	248,513	121,626	489,097	5,510	—	2,445,551
Special mention	—	—	504	—	—	9,393	—	—	9,897
Substandard	—	—	4,656	2,442	4,718	10,266	—	—	22,082
Franchise real estate secured
Pass	56,586	147,304	33,874	45,173	33,203	60,255	—	—	376,395
Substandard	981	—	—	6,092	—	—	—	—	7,073
SBA secured by real estate
Pass	10,015	7,038	2,332	6,486	4,968	27,076	—	—	57,915
Substandard	—	—	—	—	1,362	4,725	—	—	6,087
Total loans secured by business real estate	657,576	892,203	294,316	308,706	165,877	600,812	5,510	—	2,925,000
Commercial loans
Commercial and industrial
Pass	251,964	306,145	61,872	161,641	90,096	149,371	1,107,645	2,601	2,131,335
Special mention	15,375	—	—	—	—	—	3,764	—	19,139
Substandard	1,437	1,132	—	4,899	615	1,230	4,786	50	14,149
Franchise non-real estate secured
Pass	91,787	146,650	19,005	64,017	32,914	35,933	779	—	391,085
Substandard	1,775	400	2,983	2,276	—	11,254	—	—	18,688
SBA non-real estate secured
Pass	3,212	444	472	1,679	707	3,723	—	—	10,237
Substandard	—	—	—	133	231	349	—	607	1,320
Total commercial loans	365,550	454,771	84,332	234,645	124,563	201,860	1,116,974	3,258	2,585,953

	Term Loans by Vintage
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving Converted to Term During the Period	Total
September 30, 2022
Retail loans
Single family residential
Pass	$—	$303	$178	$—	$23	$50,648	$23,982	$—	$75,134
Substandard	—	—	—	—	—	42	—	—	42
Consumer loans
Pass	—	7	19	13	—	1,113	2,609	—	3,761
Total retail loans	—	310	197	13	23	51,803	26,591	—	78,937
Loans held for investment before basis adjustment (1)	$2,878,292	$4,350,441	$1,438,521	$1,871,484	$920,886	$2,364,115	$1,149,463	$3,733	$14,976,935
______________________________
(1) Excludes the basis adjustment of $68.1 million to the carrying amount of certain loans included in fair value hedging relationships. Refer to Note 11 – Derivative Instruments for additional information.

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as of December 31, 2021:

	Term Loans by Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2021
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$708,560	$269,944	$393,097	$387,923	$218,388	$730,736	$9,353	$—	$2,718,001
Special mention	—	—	16,166	7,682	—	—	—	—	23,848
Substandard	—	—	25,777	—	—	2,998	513	—	29,288
Multifamily
Pass	2,260,708	952,127	1,199,505	444,904	479,029	554,067	286	—	5,890,626
Substandard	—	—	—	543	—	765	—	—	1,308
Construction and land
Pass	119,532	97,721	40,556	12,415	3,857	3,559	—	—	277,640
SBA secured by real estate
Pass	130	497	6,259	9,074	12,070	9,198	—	—	37,228
Special mention	—	—	—	957	—	544	—	—	1,501
Substandard	—	—	—	2,343	3,679	2,166	—	—	8,188
Total investor loans secured by real estate	3,088,930	1,320,289	1,681,360	865,841	717,023	1,304,033	10,152	—	8,987,628

	Term Loans by Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2021
Business loans secured by real estate
CRE owner-occupied
Pass	$853,044	$273,469	$287,249	$161,636	$187,130	$464,271	$6,738	$292	$2,233,829
Substandard	—	—	2,553	6,074	2,966	5,592	—	—	17,185
Franchise real estate secured
Pass	156,381	36,335	55,091	40,047	56,288	34,878	1,361	—	380,381
SBA secured by real estate
Pass	6,379	2,364	7,331	9,125	10,734	24,627	—	—	60,560
Special mention	—	—	—	—	—	62	—	—	62
Substandard	—	—	—	2,062	2,690	3,810	—	—	8,562
Total loans secured by business real estate	1,015,804	312,168	352,224	218,944	259,808	533,240	8,099	292	2,700,579
Commercial loans
Commercial and industrial
Pass	425,683	79,635	200,234	117,471	123,345	70,789	1,032,053	3,371	2,052,581
Special mention	—	—	146	—	—	152	14,814	178	15,290
Substandard	1,772	—	14	2,683	863	1,150	27,684	1,075	35,241
Franchise non-real estate secured
Pass	163,865	23,943	85,206	45,061	23,672	31,163	—	—	372,910
Substandard	—	—	1,589	3,627	13,346	1,104	—	—	19,666
SBA non-real estate secured
Pass	474	564	1,292	666	2,806	2,148	—	—	7,950
Special mention	—	—	681	114	—	—	—	—	795
Substandard	—	—	76	339	685	547	653	—	2,300
Total commercial loans	591,794	104,142	289,238	169,961	164,717	107,053	1,075,204	4,624	2,506,733
Retail loans
Single family residential
Pass	313	211	—	32	2,008	68,759	23,920	—	95,243
Substandard	—	—	—	—	—	49	—	—	49
Consumer loans
Pass	11	28	49	19	11	1,394	4,113	—	5,625
Substandard	—	—	5	—	—	35	—	—	40
Total retail loans	324	239	54	51	2,019	70,237	28,033	—	100,957
Loans held for investment	$4,696,852	$1,736,838	$2,322,876	$1,254,797	$1,143,567	$2,014,563	$1,121,488	$4,916	$14,295,897

The following tables stratify loans held for investment by delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+	Total
September 30, 2022
Investor loans secured by real estate
CRE non-owner-occupied	$2,754,403	$—	$—	$16,869	$2,771,272
Multifamily	6,193,507	—	—	6,074	6,199,581
Construction and land	373,194	—	—	—	373,194
SBA secured by real estate	42,998	—	—	—	42,998
Total investor loans secured by real estate	9,364,102	—	—	22,943	9,387,045
Business loans secured by real estate
CRE owner-occupied	2,466,281	—	6,398	4,851	2,477,530
Franchise real estate secured	383,468	—	—	—	383,468
SBA secured by real estate	62,675	1,244	—	83	64,002
Total business loans secured by real estate	2,912,424	1,244	6,398	4,934	2,925,000
Commercial loans
Commercial and industrial	2,159,494	240	135	4,754	2,164,623
Franchise non-real estate secured	409,773	—	—	—	409,773
SBA not secured by real estate	10,950	—	—	607	11,557
Total commercial loans	2,580,217	240	135	5,361	2,585,953
Retail loans
Single family residential	75,176	—	—	—	75,176
Consumer loans	3,759	—	2	—	3,761
Total retail loans	78,935	—	2	—	78,937
Loans held for investment before basis adjustment (1)	$14,935,678	$1,484	$6,535	$33,238	$14,976,935

December 31, 2021
Investor loans secured by real estate
CRE non-owner-occupied	$2,760,882	$—	$—	$10,255	$2,771,137
Multifamily	5,890,704	1,230	—	—	5,891,934
Construction and land	277,640	—	—	—	277,640
SBA secured by real estate	46,580	—	—	337	46,917
Total investor loans secured by real estate	8,975,806	1,230	—	10,592	8,987,628
Business loans secured by real estate
CRE owner-occupied	2,246,062	—	—	4,952	2,251,014
Franchise real estate secured	380,381	—	—	—	380,381
SBA secured by real estate	68,743	—	—	441	69,184
Total business loans secured by real estate	2,695,186	—	—	5,393	2,700,579
Commercial loans
Commercial and industrial	2,101,558	92	—	1,462	2,103,112
Franchise non-real estate secured	392,576	—	—	—	392,576
SBA not secured by real estate	10,319	73	—	653	11,045
Total commercial loans	2,504,453	165	—	2,115	2,506,733
Retail loans
Single family residential	95,292	—	—	—	95,292
Consumer loans	5,665	—	—	—	5,665
Total retail loans	100,957	—	—	—	100,957
Loans held for investment	$14,276,402	$1,395	$—	$18,100	$14,295,897
______________________________
(1) Excludes the basis adjustment of $68.1 million to the carrying amount of certain loans included in fair value hedging relationships. Refer to Note 11 – Derivative Instruments for additional information.

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

As of September 30, 2022, $60.5 million of loans were individually evaluated with $4.4 million ACL attributed to such loans. At September 30, 2022, $11.3 million of individually evaluated loans were evaluated using a discounted cash flow approach, and $49.2 million of individually evaluated loans were evaluated based on the underlying value of the collateral. All individually evaluated loans were on nonaccrual status at September 30, 2022.

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

At September 30, 2022, the Company had five loans totaling $16.3 million modified as TDRs, consisting of three CRE owner-occupied loans and one C&I loan totaling $5.1 million belonging to one borrower relationship with the terms modified due to bankruptcy, and one franchise non-real estate secured loan of $11.2 million belonging to another borrower relationship with the terms modified for payment deferral. Those same loan relationships were classified as TDRs at December 31, 2021. At December 31, 2021, there were six loans totaling $17.3 million modified as TDRs, consisting of three CRE owner-occupied loans and one C&I loan totaling $5.2 million belonging to one borrower relationship with the terms modified due to bankruptcy, and two franchise non-real estate secured loans totaling $12.1 million belonging to another borrower relationship with the terms modified for payment deferral.

During the three and nine months ended September 30, 2022, three CRE owner-occupied loans and one C&I loan classified as TDRs experienced payment defaults after modifications within the previous 12 months and were in payment default. All TDRs were on nonaccrual status as of September 30, 2022 and December 31, 2021. During the three and nine months ended September 30, 2021, three CRE owner-occupied loans and one C&I loan classified as TDRs experienced payment defaults after modifications within the previous 12 months.

Purchased Credit Deteriorated Loans

The Company analyzed acquired loans for more-than-insignificant deterioration in credit quality since their origination. Such loans are classified as purchased credit deteriorated loans. Please see Note 3 – Significant Accounting Policies for more information concerning the accounting for PCD loans. The Company had PCD loans of $451.6 million and $567.6 million at September 30, 2022 and December 31, 2021, respectively.

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

The Company typically does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the timely collection of principal or interest. However, when such loans are well secured and in the process of collection, the Company may continue with the accrual of interest. The Company had loans on nonaccrual status of $60.5 million at September 30, 2022 and $31.3 million at December 31, 2021. The Company did not record income from the receipt of cash payments related to nonaccruing loans during the three and nine months ended September 30, 2022 and September 30, 2021. The Company had no loans 90 days or more past due and still accruing at September 30, 2022 and December 31, 2021, respectively.

The following tables provide a summary of nonaccrual loans as of the dates indicated:

	Nonaccrual Loans (1)
	Collateral Dependent Loans		Non-Collateral Dependent Loans		Total Nonaccrual Loans	Nonaccrual Loans with No ACL
(Dollars in thousands)	Balance	ACL	Balance	ACL
September 30, 2022
Investor loans secured by real estate
CRE non-owner-occupied	$23,050	$2,640	$—	$—	$23,050	$6,656
Multifamily	8,806	—	—	—	8,806	8,806
SBA secured by real estate	547	—	—	—	547	547
Total investor loans secured by real estate	32,403	2,640	—	—	32,403	16,009
Business loans secured by real estate
CRE owner-occupied	11,249	1,742	—	—	11,249	9,507
SBA secured by real estate	197	—	—	—	197	197
Total business loans secured by real estate	11,446	1,742	—	—	11,446	9,704
Commercial loans
Commercial and industrial	4,754	—	—	—	4,754	4,754
Franchise non-real estate secured	—	—	11,254	—	11,254	11,254
SBA non-real estate secured	607	—	—	—	607	607
Total commercial loans	5,361	—	11,254	—	16,615	16,615
Total nonaccrual loans	$49,210	$4,382	$11,254	$—	$60,464	$42,328

December 31, 2021
Investor loans secured by real estate
CRE non-owner-occupied	$10,255	$1,455	$—	$—	$10,255	$2,640
SBA secured by real estate	937	—	—	—	937	937
Total investor loans secured by real estate	11,192	1,455	—	—	11,192	3,577
Business loans secured by real estate
CRE owner-occupied	4,952	—	—	—	4,952	4,952
SBA secured by real estate	589	—	—	—	589	589
Total business loans secured by real estate	5,541	—	—	—	5,541	5,541
Commercial loans
Commercial and industrial	1,462	—	336	—	1,798	1,797
Franchise non-real estate secured	—	—	12,079	—	12,079	12,079
SBA non-real estate secured	653	—	—	—	653	653
Total commercial loans	2,115	—	12,415	—	14,530	14,529
Retail loans
Single family residential	10	—	—	—	10	10
Total retail loans	10	—	—	—	10	10
Total nonaccrual loans	$18,858	$1,455	$12,415	$—	$31,273	$23,657
______________________________
(1) The ACL for nonaccrual loans is determined based on a discounted cash flow methodology unless the loan is considered collateral dependent; otherwise, the ACL for collateral dependent nonaccrual loans is determined based on the estimated fair value of the underlying collateral.

Residential Real Estate Loans In Process of Foreclosure

The Company had no consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of September 30, 2022 or December 31, 2021.

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

The following tables summarize collateral dependent loans by collateral type as of the dates indicated:

(Dollars in thousands)	Office Properties	Industrial Properties	Retail Properties	Land Properties	Hotel Properties	Multifamily Properties	Other CRE Properties	Business Assets	Total
September 30, 2022
Investor loan secured by real estate
CRE non-owner-occupied	$6,181	$—	$475	$—	$—	$—	$16,394	$—	$23,050
Multifamily	—	—	—	—	—	8,806	—	—	8,806
SBA secured by real estate	—	—	—	—	547	—	—	—	547
Total investor loans secured by real estate	6,181	—	475	—	547	8,806	16,394	—	32,403
Business loans secured by real estate
CRE owner-occupied	4,656	—	—	4,851	—	—	1,742	—	11,249
SBA secured by real estate	114	83	—	—	—	—	—	—	197
Total business loans secured by real estate	4,770	83	—	4,851	—	—	1,742	—	11,446
Commercial loans
Commercial and industrial	—	—	—	240	—	—	—	4,514	4,754
SBA non-real estate secured	—	—	—	—	—	—	—	607	607
Total commercial loans	—	—	—	240	—	—	—	5,121	5,361
Total collateral dependent loans	$10,951	$83	$475	$5,091	$547	$8,806	$18,136	$5,121	$49,210

(Dollars in thousands)	Office Properties	Industrial Properties	Retail Properties	Land Properties	Hotel Properties	Residential Properties	Business Assets	Total
December 31, 2021
Investor loan secured by real estate
CRE non-owner-occupied	$—	$—	$513	$—	$9,742	$—	$—	$10,255
SBA secured by real estate	—	—	—	—	937	—	—	937
Total investor loans secured by real estate	—	—	513	—	10,679	—	—	11,192
Business loans secured by real estate
CRE owner-occupied	—	—	—	4,952	—	—	—	4,952
SBA secured by real estate	148	441	—	—	—	—	—	589
Total business loans secured by real estate	148	441	—	4,952	—	—	—	5,541
Commercial loans
Commercial and industrial	—	—	—	245	—	—	1,217	1,462
SBA non-real estate secured	—	—	—	—	—	—	653	653
Total commercial loans	—	—	—	245	—	—	1,870	2,115
Retail loans
Single family residential	—	—	—	—	—	10	—	10
Total retail loans	—	—	—	—	—	10	—	10
Total collateral dependent loans	$148	$441	$513	$5,197	$10,679	$10	$1,870	$18,858

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

Economic Forecasts

GAAP requires the Company to develop reasonable and supportable forecasts of future conditions, and estimate how those forecasts are expected to impact a borrower’s ability to satisfy their obligation to the Bank and the ultimate collectability of future cash flows over the life of a loan. The Company uses macroeconomic scenarios from an independent third party. These scenarios are based on past events, current conditions, and the likelihood of future events occurring. These scenarios typically are comprised of: a base-case scenario, an upside scenario, representing slightly better economic conditions than currently experienced, and a downside scenario, representing recessionary conditions. Management periodically evaluates appropriateness of economic scenarios and may decide that a particular economic scenario or a combination of probability-weighted economic scenarios should be used in the Company’s ACL model. The economic scenarios chosen for the model, the extent to which more than one scenario is used, and the weights that are assigned to them, are based on the likelihood that the economy would perform better than each scenario, which is based in part on analysis performed by an independent third party. Economic scenarios chosen, as well as the assumptions within those scenarios, and whether to use a probability-weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events. The Company’s ACL model at September 30, 2022 includes assumptions concerning the rising interest rate environment, ongoing inflationary pressures throughout the U.S. economy, higher energy prices, the potential impact of the ongoing war between Russia and Ukraine, general uncertainty concerning future economic conditions, and the potential for recessionary conditions.

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

Qualitative Adjustments

The Company recognizes that historical information used as the basis for determining future expected credit losses may not always, by itself, provide a sufficient basis for determining future expected credit losses. The Company, therefore, considers the need for qualitative adjustments to the ACL on a quarterly basis. Qualitative adjustments may be related to and include, but not be limited to, factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL.

As of September 30, 2022, qualitative adjustments primarily relate to certain segments of the loan portfolio deemed by management to be of a higher-risk profile where management believes the quantitative component of the Company’s ACL model may not have fully captured the associated impact to the ACL. In addition, qualitative adjustments also relate to heightened uncertainty as to future macroeconomic conditions and the related impact on certain loan segments. Management reviews the need for an appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.

The following tables provide the allocation of the ACL for loans held for investment as well as the activity in the ACL attributed to various segments in the loan portfolio as of, and for the periods indicated:

	Three Months Ended September 30, 2022
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner occupied	$37,221	$(1,128)	$—	$1,011	$37,104
Multifamily	56,293	—	—	(207)	56,086
Construction and land	5,436	—	—	1,004	6,440
SBA secured by real estate	2,865	—	—	90	2,955
Business loans secured by real estate
CRE owner-occupied	31,461	—	19	346	31,826
Franchise real estate secured	6,530	—	—	180	6,710
SBA secured by real estate	5,149	—	—	(364)	4,785
Commercial loans
Commercial and industrial	37,048	(190)	143	(1,503)	35,498
Franchise non-real estate secured	13,124	—	—	70	13,194
SBA non-real estate secured	452	—	26	(38)	440
Retail loans
Single family residential	278	—	58	(40)	296
Consumer loans	218	—	—	(3)	215
Totals	$196,075	$(1,318)	$246	$546	$195,549

	Nine Months Ended September 30, 2022
	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner occupied	$37,380	$(1,128)	$—	$852	$37,104
Multifamily	55,209	—	—	877	56,086
Construction and land	5,211	—	—	1,229	6,440
SBA secured by real estate	3,201	(70)	—	(176)	2,955
Business loans secured by real estate
CRE owner-occupied	29,575	—	33	2,218	31,826
Franchise real estate secured	7,985	—	—	(1,275)	6,710
SBA secured by real estate	4,866	—	—	(81)	4,785
Commercial loans
Commercial and industrial	38,136	(7,750)	2,517	2,595	35,498
Franchise non-real estate secured	15,084	(448)	—	(1,442)	13,194
SBA non-real estate secured	565	(50)	44	(119)	440
Retail loans
Single family residential	255	—	91	(50)	296
Consumer loans	285	(2)	—	(68)	215
Totals	$197,752	$(9,448)	$2,685	$4,560	$195,549

	Three Months Ended September 30, 2021
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner occupied	$47,112	$—	$—	$(4,645)	$42,467
Multifamily	59,059	—	—	(6,895)	52,164
Construction and land	9,548	—	—	(1,531)	8,017
SBA secured by real estate	4,681	(158)	—	(644)	3,879
Business loans secured by real estate
CRE owner-occupied	35,747	—	14	(2,082)	33,679
Franchise real estate secured	11,436	—	—	(1,810)	9,626
SBA secured by real estate	6,317	—	50	(1,263)	5,104
Commercial loans
Commercial and industrial	39,879	(84)	729	(2,929)	37,595
Franchise non-real estate secured	17,313	(2,398)	80	2,523	17,518
SBA non-real estate secured	730	—	15	(113)	632
Retail loans
Single family residential	670	—	2	(143)	529
Consumer loans	282	—	—	(11)	271
Totals	$232,774	$(2,640)	$890	$(19,543)	$211,481

	Nine Months Ended September 30, 2021
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner occupied	$49,176	$(154)	$—	$(6,555)	$42,467
Multifamily	62,534	—	—	(10,370)	52,164
Construction and land	12,435	—	—	(4,418)	8,017
SBA secured by real estate	5,159	(423)	—	(857)	3,879
Business loans secured by real estate
CRE owner-occupied	50,517	—	44	(16,882)	33,679
Franchise real estate secured	11,451	—	—	(1,825)	9,626
SBA secured by real estate	6,567	(98)	130	(1,495)	5,104
Commercial loans
Commercial and industrial	46,964	(4,653)	3,428	(8,144)	37,595
Franchise non-real estate secured	20,525	(2,554)	80	(533)	17,518
SBA non-real estate secured	995	—	19	(382)	632
Retail loans
Single family residential	1,204	—	3	(678)	529
Consumer loans	491	—	—	(220)	271
Totals	$268,018	$(7,882)	$3,704	$(52,359)	$211,481

The decrease in the ACL for loans held for investment during the three months ended September 30, 2022 of $526,000 was comprised of $1.1 million in net charge-offs, partially offset by a $546,000 provision for credit losses. The provision for credit losses for the three months ended September 30, 2022 was reflective of a combination of factors, including an increase due to specific reserves on two individually evaluated loans, and a decrease due to an overall decrease in loans held for investment, changes in the composition of the loan portfolio, and an overall lower balance of qualitative adjustments included in the ACL. The decrease in the ACL for loans held for investment during the nine months ended September 30, 2022 of $2.2 million can be attributed to net charge-offs of $6.8 million, partially offset by a $4.6 million provision for credit losses. The provision for credit losses during the nine months ended September 30, 2022 is largely attributed to an increase in loans held for investment and specific reserves on two individually evaluated loans, partially offset by the favorable impact of macroeconomic forecasts and an overall lower balance of qualitative adjustments included in the ACL. Charge-offs during the three months ended September 30, 2022 are largely attributed to one CRE non-owner-occupied relationship, while charge-offs during the nine months ended September 30, 2022 can be attributed to one C&I lending relationship, as well as one CRE non-owner-occupied lending relationship.

The decrease in the ACL for loans held for investment during the three months ended September 30, 2021 of $21.3 million was comprised of a $19.5 million provision recapture and $1.8 million in net charge-offs. The provision recapture for the three months ended September 30, 2021 was reflective of improving macroeconomic forecasts employed in the Company’s ACL model relative to prior periods and the favorable asset quality profile of the loan portfolio, partially offset by an increase in loans held for investment during the quarter. The decrease in the ACL for the nine months ended September 30, 2021 of $56.5 million was comprised of a $52.4 million provision recapture and $4.2 million in net charge-offs. The provision recapture for the nine months ended September 30, 2021 was also reflective of improving macroeconomic forecasts employed in the Company’s ACL model and the favorable asset quality profile of the loan portfolio, partially offset by an increase in loans held for investment during the first nine months of 2021.

Allowance for Credit Losses for Off-Balance Sheet Commitments

The Company maintains an ACL for off-balance sheet commitments related to unfunded loans and lines of credit, which is included in other liabilities of the consolidated statements of financial condition. The allowance for off-balance sheet commitments was $24.7 million at September 30, 2022, $24.1 million at June 30, 2022, and $27.4 million at December 31, 2021. The Company recorded a provision for credit losses on off-balance sheet commitments during the three months ended September 30, 2022 of $549,000 and a provision recapture of $2.6 million during the nine months ended September 30, 2022. The provision for credit losses in the third quarter of 2022 was largely due to higher unfunded commitments in the commercial and industrial loan segment. The provision recapture during the first nine months of 2022 is largely reflective of slightly favorable macroeconomic forecasts reflected in the Company’s ACL model during the first three quarters of 2022 and changes in the mix of unfunded commitments between various loan segments.

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

Note 7 – Goodwill and Other Intangible Assets

The Company had goodwill of $901.3 million at September 30, 2022 and December 31, 2021, respectively. The Company recorded adjustments to goodwill associated with the acquisition of Opus in the amount of $2.7 million during the nine months ended September 30, 2021, within the one-year measurement period subsequent to the acquisition date of June 1, 2020. These adjustments largely relate to the finalization of the short-year Opus tax returns. During the second quarter of 2021, the Company finalized its fair value analysis of the acquired assets and assumed liabilities associated with the Opus acquisition.

The following table summarizes the change in the balance of goodwill for the periods indicated below:

	September 30,	September 30,
(Dollars in thousands)	2022	2021
Beginning balance	$901,312	$898,569
Purchase accounting adjustments	—	2,743
Ending balance	$901,312	$901,312
Accumulated impairment losses at end of period	$—	$—

The Company’s policy is to assess goodwill for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe the value of goodwill may be impaired.

Other intangible assets with definite lives were $59.0 million at September 30, 2022, consisting of $56.6 million in core deposit intangibles and $2.4 million in customer relationship intangibles. At December 31, 2021, other intangibles assets were $69.6 million, consisting of $66.9 million in core deposit intangibles and $2.7 million in customer relationship intangibles. The following table summarizes the change in the balance of core deposit intangibles and customer relationship intangibles, and the related accumulated amortization for the periods indicated below:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2022	2022	2021	2022	2021
Gross amount of intangible assets:
Beginning balance	$145,212	$145,212	$145,212	$145,212	$145,212
Additions due to acquisitions	—	—	—	—	—
Ending balance	145,212	145,212	145,212	145,212	145,212
Accumulated amortization:
Beginning balance	(82,712)	(79,234)	(67,849)	(75,641)	(59,705)
Amortization	(3,472)	(3,478)	(3,912)	(10,543)	(12,056)
Ending balance	(86,184)	(82,712)	(71,761)	(86,184)	(71,761)
Net intangible assets	$59,028	$62,500	$73,451	$59,028	$73,451

The Company amortizes core deposit intangibles and customer relationship intangibles based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of customer relationship intangibles. The amortization periods typically range from six to eleven years. The estimated aggregate amortization expense related to our core deposit intangible and customer relationship intangible assets for each of the next five years succeeding December 31, 2021, in order from the present, is $14.0 million, $12.3 million, $11.1 million, $10.0 million, and $8.9 million. The Company’s core deposit and customer relationship intangibles are evaluated annually for impairment or more frequently if events and circumstances lead management to believe their value may not be recoverable. Factors that may ultimately attribute to impairment include customer attrition and run-off. The Company is unaware of any events and/or circumstances that would indicate a possible impairment in the values of core deposit intangible assets and customer relationship intangible assets as of September 30, 2022.

Note 8 – Subordinated Debentures

As of September 30, 2022, the Company had three issuances of subordinated notes with an aggregate carrying value of $331.0 million and a weighted interest rate of 5.32%, compared to $330.6 million with a weighted interest rate of 5.33% at December 31, 2021.

The following table summarizes our outstanding subordinated debentures as of the dates indicated:

				Carrying Value
(Dollars in thousands)	Stated Maturity	Current Interest Rate	Current Principal Balance	September 30, 2022	December 31, 2021
Subordinated notes
Subordinated notes due 2024, 5.75% per annum	September 3, 2024	5.75%	$60,000	$59,761	$59,671
Subordinated notes due 2029, 4.875% per annum until May 15, 2024, 3-month LIBOR +2.5% thereafter	May 15, 2029	4.875%	125,000	123,323	123,132
Subordinated notes due 2030, 5.375% per annum until June 15, 2025, 3-month SOFR +5.170% thereafter	June 15, 2030	5.375%	150,000	147,961	147,764
Total subordinated debentures			$335,000	$331,045	$330,567

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

The following tables set forth the Corporation’s earnings per share calculations for the periods indicated:

	Three Months Ended
(Dollars in thousands, except per share data)	September 30, 2022	June 30, 2022	September 30, 2021
Basic
Net income	$73,363	$69,803	$90,088
Less: dividends and undistributed earnings allocated to participating securities	(917)	(867)	(937)
Net income allocated to common stockholders	$72,446	$68,936	$89,151

Weighted average common shares outstanding	93,793,502	93,765,264	93,549,639
Basic earnings per common share	$0.77	$0.74	$0.95

Diluted
Net income allocated to common stockholders	$72,446	$68,936	$89,151

Weighted average common shares outstanding	93,793,502	93,765,264	93,549,639
Dilutive effect of share-based compensation	327,135	275,427	511,085
Weighted average diluted common shares	94,120,637	94,040,691	94,060,724
Diluted earnings per common share	$0.77	$0.73	$0.95

	Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2022	September 30, 2021
Basic
Net income	$210,070	$255,058
Less: dividends and undistributed earnings allocated to participating securities	(2,467)	(2,641)
Net income allocated to common stockholders	$207,603	$252,417

Weighted average common shares outstanding	93,687,230	93,571,468
Basic earnings per common share	$2.22	$2.70

Diluted
Net income allocated to common stockholders	$207,603	$252,417

Weighted average common shares outstanding	93,687,230	93,571,468
Dilutive effect of share-based compensation	367,886	518,939
Weighted average diluted common shares	94,055,116	94,090,407
Diluted earnings per common share	$2.21	$2.68

Shares or stock options are excluded from the computations of diluted earnings per share when their inclusion have an anti-dilutive effect. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. For the three and nine months ended September 30, 2022 and September 30, 2021, and the three months ended June 30, 2022 there were no potential common shares that were anti-dilutive.

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

AFS Investment Securities – Investment securities are generally valued based upon quotes obtained from independent third-party pricing services, which use evaluated pricing applications and model processes. Observable market inputs, such as, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data are considered as part of the evaluation. The inputs are related directly to the security being evaluated, or indirectly to a similarly situated security. Market assumptions and market data are utilized in the valuation models. The Company reviews the market prices provided by the third-party pricing service for reasonableness based on the Company’s understanding of the marketplace and credit issues related to the securities. The Company has not made any adjustments to the market quotes provided by them and, accordingly, the Company categorized these securities within Level 2 of the fair value hierarchy.

Equity Securities with readily determinable fair values – The Company’s equity securities with readily determinable fair values consist of investments in public companies and qualify for CRA purposes. The fair value is based on the closing price on nationally recognized securities exchanges at the end of each period and classified as Level 1 of the fair value hierarchy.

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

Foreign Exchange Contracts – The Company enters into foreign exchange contracts to accommodate the business needs of its customers. Company also enters into offsetting contracts with institutional counterparties to mitigate the Company’s foreign exchange exposure with its customers, or enters into bilateral collateral and master netting agreements with certain customer counterparties to manage its credit exposure. The Company measures the fair value of foreign exchange contracts based on quoted prices for identical instruments in active markets, a Level 1 measurement.

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	September 30, 2022
	Fair Value Measurement Using			Total Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Financial assets
AFS investment securities:
U.S. Treasury	$—	$46,774	$—	$46,774
Agency	—	430,863	—	430,863
Corporate debt	—	555,750	—	555,750
Collateralized mortgage obligations	—	791,115	—	791,115
Mortgage-backed securities	—	836,577	—	836,577
Total AFS investment securities	$—	$2,661,079	$—	$2,661,079

Equity securities with readily determinable fair values	$1,035	$—	$—	$1,035

Derivative assets:
Foreign exchange contracts	$15	$—	$—	$15
Interest rate swaps (1)	—	8,033	—	8,033
Equity warrants	—	—	1,911	1,911
Total derivative assets	$15	$8,033	$1,911	$9,959

Financial liabilities
Derivative liabilities:
Foreign exchange	$7	$—	$—	$7
Interest rate swaps	—	12,766	—	12,766
Total derivative liabilities	$7	$12,766	$—	$12,773
______________________________
(1) Represents amounts after the application of variation margin payments as settlements with central counterparties, where applicable. See Note 11 – Derivative Instruments for additional information.

	December 31, 2021
	Fair Value Measurement Using			Total Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Financial assets
AFS investment securities:
U.S. Treasury	$—	$57,866	$—	$57,866
Agency	—	432,135	—	432,135
Corporate debt	—	453,861	—	453,861
Municipal bonds	—	1,089,913	—	1,089,913
Collateralized mortgage obligations	—	676,643	—	676,643
Mortgage-backed securities	—	1,563,446	—	1,563,446
Total AFS investment securities	$—	$4,273,864	$—	$4,273,864

Derivative assets:
Interest rate swaps	$—	$10,100	$—	$10,100
Equity warrants	—	—	1,889	1,889
Total derivative assets	$—	$10,100	$1,889	$11,989

Financial liabilities
Derivative liabilities:
Interest rate swaps	$—	$5,263	$—	$5,263

The following table is a reconciliation of the fair value of the equity warrants that are classified as Level 3 and measured on a recurring basis as of:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2022	2022	2021	2022	2021
Beginning balance	$1,906	$1,908	$1,903	$1,889	$1,914
Change in fair value (1)	5	(2)	(8)	22	(19)
Ending balance	$1,911	$1,906	$1,895	$1,911	$1,895
______________________________
(1) The changes in fair value are included in other income on the consolidated statement of income.

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a recurring basis at the dates indicated.

	September 30, 2022
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Equity warrants	$1,911	Black-Scholes option pricing model	Volatility Risk free interest rate Marketability discount	30.00% 3.92% 5.50%	35.00% 4.25% 16.00%	31.17% 4.00% 13.55%

	December 31, 2021
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Equity warrants	$1,889	Black-Scholes option pricing model	Volatility Risk free interest rate Marketability discount	30.00% 0.39% 6.00%	35.00% 0.97% 16.00%	31.14% 0.52% 13.61%

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

At September 30, 2022, the Company’s individually evaluated collateral dependent loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisals available to management. The Company completed partial charge-offs on certain individually evaluated loans based on recent real estate or property appraisals and recorded the related reserves where applicable during the nine months ended September 30, 2022.

The following table presents our assets measured at fair value on a nonrecurring basis at the dates indicated.

	September 30, 2022
	Fair Value Measurement Using			Total Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Financial assets
Collateral dependent loans	$—	$—	$18,268	$18,268

	December 31, 2021
	Fair Value Measurement Using			Total Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Financial assets
Collateral dependent loans	$—	$—	$937	$937

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at the dates indicated.

	September 30, 2022
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Investor loans secured by real estate
CRE non-owner-occupied	$13,754	Fair value of collateral	Collateral discount and cost to sell	7.00%	7.00%	7.00%
Commercial loans
Commercial and industrial	4,514	Fair value of collateral	Collateral discount and cost to sell	6.00%	6.00%	6.00%
Total individually evaluated loans	$18,268

	December 31, 2021
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Investor loans secured by real estate
SBA secured by real estate (1)	$937	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
Total individually evaluated loans	$937
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.

Fair Values of Financial Instruments

The fair value estimates presented herein are based on pertinent information available to management as of the dates indicated, representing an exit price.

	At September 30, 2022
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets
Cash and cash equivalents	$739,211	$739,211	$—	$—	$739,211
Interest-bearing time deposits with financial institutions	1,733	1,733	—	—	1,733
Investment securities held-to-maturity	1,385,502	—	1,055,187	—	1,055,187
Investment securities available-for-sale	2,661,079	—	2,661,079	—	2,661,079
Equity securities with readily determinable fair values	1,035	1,035	—	—	1,035
Loans held for sale	2,163	—	2,261	—	2,261
Loans held for investment, net	14,908,811	—	—	14,207,668	14,207,668
Derivative assets (1)	9,959	15	8,033	1,911	9,959
Accrued interest receivable	66,192	—	66,192	—	66,192
Liabilities
Deposit accounts	$17,746,374	$—	$17,724,242	$—	$17,724,242
FHLB advances	600,000	—	582,313	—	582,313
Subordinated debentures	331,045	—	330,742	—	330,742
Derivative liabilities	12,773	7	12,766	—	12,773
Accrued interest payable	8,785	—	8,785	—	8,785
______________________________
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

Derivatives Designated as Hedging Instruments

Fair Value Hedges – The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. During the second half of 2021, the Company entered into pay-fixed and receive-floating interest rate swaps associated with certain fixed rate loans, primarily commercial real estate loans, to manage its exposure to changes in fair value on these instruments attributable to changes in the designated USD-SOFR-COMPOUND benchmark interest rate. These interest rate swaps are designated as fair value hedges using the last-of-layer method. The Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The fair value hedges are recorded as components of other assets and other liabilities in the Company’s consolidated statements of financial condition. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income in the Company’s consolidated statements of income. At September 30, 2022 and December 31, 2021, interest rate swaps with an aggregate notional amount of $1.20 billion were designated as fair value hedges.

The following amounts were recorded on the consolidated statement of financial condition related to cumulative basis adjustment for fair value hedges as of the dates indicated:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Loans held for investment (1)	$1,131,876	$1,194,702	$(68,124)	$(5,298)
Total	$1,131,876	$1,194,702	$(68,124)	$(5,298)
______________________________
(1) These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At September 30, 2022 and December 31, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $3.24 billion and $3.61 billion, respectively, the cumulative basis adjustments associated with these hedging relationships was $(68.1) million and $(5.3) million, respectively; and the amounts of the designated hedged items were $1.20 billion and $1.20 billion, respectively.

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

Equity Warrant Assets – The Company acquired equity warrant assets as a result of the acquisition of Opus. Opus received equity warrant assets through its lending activities, which were accounted for as loan origination fees. The warrants provide the Bank the right to purchase a specific number of equity shares of the respective underlying private company at a certain price before expiration and contain net settlement terms qualifying as derivatives under ASC Topic 815. The Company no longer has loans associated with these borrowers. Changes in the fair value of the warrants are recognized as a component of noninterest income with a corresponding offset within other assets. The total fair value of the warrants was $1.9 million in other assets as of September 30, 2022 and December 31, 2021. The two remaining warrants expire on March 12, 2023 and July 28, 2025, respectively.

Foreign Exchange Contracts – The Company offers foreign exchange spot and forward contracts as accommodations to its customers to purchase and/or sell foreign currencies at a contractual price. In conjunction with these products the Company also enters into offsetting contracts with institutional counterparties to mitigate the Company’s foreign exchange exposure with its customers, or enters into bilateral collateral and master netting agreements with certain customer counterparties to manage its credit exposure. These contracts allow the Company to offer its customers foreign exchange products while minimizing its exposure to foreign exchange rate fluctuations. These foreign exchange contracts are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities in the Company’s consolidated statements of financial condition. Changes in the fair value of these contracts are recorded in the Company’s consolidated statements of income as a component of noninterest income.

The following tables summarize the Company's derivative instruments included in other assets and other liabilities in the consolidated statements of financial condition:

	September 30, 2022
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments designated as hedging instruments:
Fair value hedge - interest rate swap contracts	$1,200,000	$69,169	$—	$—
Total derivative designated as hedging instruments	1,200,000	69,169	—	—
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	835	15	528	7
Interest rate swaps contracts	113,632	12,765	113,632	12,766
Equity warrants	—	1,911	—	—
Total derivative not designated as hedging instruments	114,467	14,691	114,160	12,773
Total derivatives	$1,314,467	83,860	$114,160	12,773

Netting adjustments - cleared positions (1)		73,901		—
Total derivatives in the Balance Sheet		$9,959		$12,773
______________________________
(1) Netting adjustments represents the variation margin payments that are considered legal settlements of derivative exposure and applied to net the fair value of the respective derivative contracts in accordance with the applicable accounting guidance on the settle-to-market rule for cleared derivatives.

	December 31, 2021
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments designated as hedging instruments:
Fair value hedge - interest rate swap contracts	$1,100,000	$4,874	$100,000	$33
Total derivative designated as hedging instruments	1,100,000	4,874	100,000	33
Derivative instruments not designated as hedging instruments:
Interest rate swaps contracts	132,056	5,226	132,056	5,230
Equity warrants	—	1,889	—	—
Total derivative not designated as hedging instruments	132,056	7,115	132,056	5,230
Total derivatives	$1,232,056	$11,989	$232,056	$5,263

The following table presents the effect of fair value hedge accounting on the consolidated statements of income:

		Three Months Ended			Nine Months Ended
(Dollars in thousands)	Location of Gain (Loss) Recognized in Income on Derivative Instruments	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Gain (loss) on fair value hedging relationships:
Hedged items	Interest Income	$(17,037)	$(11,866)	$(1,027)	$(62,826)	$(1,027)
Derivatives designated as hedging instruments	Interest Income	21,582	12,082	932	65,921	932

The following table summarizes the effect of the derivatives not designated as hedging instruments in the consolidated statements of income.

(Dollars in thousands)		Three Months Ended			Nine Months Ended
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income on Derivative Instruments	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Foreign exchange contracts	Other income	$141	$77	$22	$264	$32
Interest rate products	Other income	1	2	1	4	9
Equity warrants	Other income	5	(2)	(8)	22	(19)
Total		$147	$77	$15	$290	$22

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

Financial instruments that are eligible for offset in the consolidated statements of financial condition as of the periods indicated are presented below:

				Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
(Dollars in thousands)	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition	Financial Instruments	Cash Collateral (2)	Net Amount
September 30, 2022
Derivative assets:
Interest rate swaps	$8,033	$—	$8,033	$—	$(3,990)	$4,043
Total	$8,033	$—	$8,033	$—	$(3,990)	$4,043

Derivative liabilities:
Interest rate swaps	$12,766	$—	$12,766	$—	$—	$12,766
Total	$12,766	$—	$12,766	$—	$—	$12,766

December 31, 2021
Derivative assets:
Interest rate swaps	$10,100	$—	$10,100	$—	$—	$10,100
Total	$10,100	$—	$10,100	$—	$—	$10,100

Derivative liabilities:
Interest rate swaps	$5,263	$—	$5,263	$(4,377)	$(886)	$—
Total	$5,263	$—	$5,263	$(4,377)	$(886)	$—
______________________________
(1) Represents amounts after the application of variation margin payments as settlements with central counterparties, where applicable.
(2) Represents cash collateral received from or pledged with counterparty bank. Amounts are limited to the derivative asset or liability balance and, accordingly, do not include excess collateral, if any, received or pledged.

Note 13 – Leases

The Company accounts for its leases in accordance with ASC 842, which requires the Company to record liabilities for future lease obligations, as well as assets representing the right to use the underlying leased asset. The Company’s leases primarily represent future obligations to make payments for the use of buildings or space for its operations. Liabilities to make future lease payments are recorded in accrued expenses and other liabilities, while right-of-use assets are recorded in other assets in the Company’s consolidated statements of financial condition. At September 30, 2022, all of the Company’s leases were classified as operating leases or short-term leases. Short-term leases are leases that have a term of 12 months or less at commencement.

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

The Company’s lease expense is recorded in premises and occupancy expense in the consolidated statements of income. The following table presents the components of lease expense for the periods indicated:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease	$4,603	$4,614	$4,826	$13,955	$14,725
Short-term lease	495	388	433	1,373	1,263
Total lease expense	$5,098	$5,002	$5,259	$15,328	$15,988

The following table presents supplemental information related to operating leases as of and for nine months ended:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Balance Sheet:
Operating lease right-of-use assets	$54,062	$64,009
Operating lease liabilities	61,852	72,541

	Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021
Cash Flows:
Operating cash outflow from operating leases	$15,024	$15,512

The following table provides information related to minimum contractual lease payments and other information associated with the Company’s leases as of the dates indicated:

(Dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
September 30, 2022
Operating leases	$4,954	$19,383	$17,368	$11,657	$5,996	$9,619	$68,977
Short-term leases	53	40	—	—	—	—	93
Total contractual base rents (1)	$5,007	$19,423	$17,368	$11,657	$5,996	$9,619	$69,070

Total liability to make lease payments							$61,852
Difference in undiscounted and discounted future lease payments							7,125
Weighted average discount rate							5.07%
Weighted average remaining lease term (years)							4.3
______________________________
(1) Contractual base rents reflect options to extend and renewals, and do not include property taxes and other operating expenses due under respective lease agreements.

The Company from time to time leases portions of space it owns to other parties. Income received from these transactions is recorded on a straight-line basis over the term of the sublease. For the three months ended September 30, 2022, June 30, 2022, and September 30, 2021, rental income totaled $77,000, $86,000, and $176,000, respectively. For the nine months ended September 30, 2022 and September 30, 2021, rental income totaled $288,000 and $528,000, respectively.

Note 14 – Variable Interest Entities

The Company is involved with VIEs through its loan securitization activities and affordable housing investments that qualify for the low-income housing tax credit (“LIHTC”). The Company has determined that its interests in these entities meet the definition of variable interests.

As of September 30, 2022 and December 31, 2021, the Company determined it was not the primary beneficiary of the VIEs and did not consolidate its interests in VIEs. The following table provides a summary of the carrying amount of assets and liabilities in the Company’s consolidated statements of financial condition and maximum exposure to loss as of September 30, 2022 and December 31, 2021 that relate to variable interests in non-consolidated VIEs.

	September 30, 2022			December 31, 2021
(Dollars in thousands)	Maximum Loss	Assets	Liabilities	Maximum Loss	Assets	Liabilities
Multifamily loan securitization:
Investment securities (1)	$57,525	$57,525	$—	$81,103	$81,103	$—
Reimbursement obligation (2)	50,901	—	338	50,901	—	338
Affordable housing partnership:
Other investments (3)	60,692	76,201	—	68,765	85,994	—
Unfunded equity commitments (2)	—	—	15,509	—	—	17,229
Total	$169,118	$133,726	$15,847	$200,769	$167,097	$17,567
______________________________
(1) Included in investment securities AFS on the consolidated statement of financial condition.
(2) Included in accrued expenses and other liabilities on the consolidated statement of financial condition.
(3) Included in other assets on the consolidated statement of financial condition.
.

Multifamily loan securitization

With respect to the securitization transaction with Freddie Mac discussed in Note 5 – Loans Held for Investment, the Company’s variable interests reside with the underlying Freddie Mac-issued guaranteed, structured pass-through certificates that were held as investment securities AFS at fair value as of September 30, 2022. Additionally, the Company has variable interests through a reimbursement agreement executed by Freddie Mac that obligates the Company to reimburse Freddie Mac for any defaulted contractual principal and interest payments identified after the ultimate resolution of the defaulted loans. Such reimbursement obligations are not to exceed 10% of the original principal amount of the loans comprising the securitization pool.

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

We believe that our maximum exposure to loss as a result of our involvement with the VIE associated with the securitization is the carrying value of the investment securities issued by Freddie Mac and purchased by the Company. Additionally, our maximum exposure to loss under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $50.9 million. Based upon our analysis of quantitative and qualitative data over the underlying loans included in the securitization pool, as of September 30, 2022 and December 31, 2021, our reserve for estimated losses with respect to the reimbursement obligation was $338,000.

Investments in qualified affordable housing partnerships

The Company has variable interests through its affordable housing partnership investments. These investments are fundamentally designed to provide a return through the generation of income tax credits. The Company has evaluated its involvement with the low-income housing projects and determined it does not have the ability to exercise significant influence over or participate in the decision-making activities related to the management of the projects, and therefore, is not the primary beneficiary, and does not consolidate these interests.

The Company’s maximum exposure to loss, exclusive of any potential realization of tax credits, is equal to the commitments invested, adjusted for amortization. The amount of unfunded commitments was included in the investments recognized as assets with a corresponding liability. The table above summarizes the amount of tax credit investments held as assets, the amount of unfunded commitments held as liabilities, and the maximum exposure to loss as of September 30, 2022 and December 31, 2021, respectively.

Note 15 – Subsequent Events

Quarterly cash dividend

On October 19, 2022, the Corporation’s Board of Directors declared a cash dividend of $0.33 per share, payable on November 10, 2022 to stockholders of record as of October 31, 2022.

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
•Our ability to attract and retain deposits and to access other sources of liquidity;
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
•Possible impairment charges to goodwill, including any impairment that may result from increased volatility in our stock price;
•The impact of changes in financial services policies, laws and regulations, including those concerning taxes, banking, securities, and insurance, and the application thereof by regulatory bodies;
•The effectiveness of our risk management framework and quantitative models;
•The transition away from USD LIBOR and related uncertainty as well as, the risks and costs related to our adoption of SOFR;
•The effect of changes in accounting policies and practices or accounting standards, as may be adopted from time to time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the FASB, or other accounting standards setters, including ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the CECL model, which has changed how we estimate credit losses and may further increase the required level of our allowance for credit losses in future periods;
•Possible credit-related impairments of securities held by us;
•Changes in the level of our nonperforming assets and charge-offs;
•The impact of governmental efforts to restructure the U.S. financial regulatory system;
•The impact of recent or future changes in the FDIC insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount;
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
•Public health crises and pandemics, including the COVID-19 pandemic, and their effects on the economic and business environments in which we operate, including on our credit quality and business operations, as well as the impact on general economic and financial market conditions;
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

GENERAL

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition, results of operations, liquidity, and capital resources. This discussion should be read in conjunction with our 2021 Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022.

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

Our corporate headquarters is located in Irvine, California. At September 30, 2022, we primarily conduct business throughout the Western Region of the United States from our 59 full-service depository branches located in Arizona, California, Nevada, and Washington.

As a result of our organic and strategic growth strategy we have developed a variety of banking products and services within our targeted markets in the Western United States tailored to small- and middle-market businesses, corporations, including the owners and employees of those businesses, professionals, entrepreneurs, real estate investors, and non-profit organizations, as well as consumers in the communities we serve. Through our branches and our website, www.ppbi.com, we provide a wide array of banking products and services such as: various types of deposit accounts, digital banking, treasury management services, online bill payment, and a wide array of loan products, including commercial business loans, lines of credit, SBA loans, commercial real estate loans, agribusiness loans, franchise lending, home equity lines of credit, and construction loans throughout the Western United States in major metropolitan markets within Arizona, California, Nevada, Oregon, and Washington. We also enhanced nationwide specialty banking products and services for HOA and HOA management companies, as well as experienced owner-operator franchisees in the QSR industry. We have expanded our specialty products and services offerings to include commercial escrow and exchange services through our Commerce Escrow division, which facilitates commercial escrow services and tax-deferred commercial real estate exchanges under Section 1031 of the Internal Revenue Code, as well as custodial and maintenance services through our Pacific Premier Trust division, which serves as a custodian for self-directed IRAs as well as certain accounts that do not qualify as IRAs pursuant to the Internal Revenue Code.

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

RECENT DEVELOPMENTS

While economic conditions have generally improved since the onset of the COVID-19 pandemic in early 2020, such as with favorable trends in employment metrics and increased economic activity, the strong demand for goods and services in recent years in conjunction with supply chain constraints have contributed to higher levels of inflation throughout the U.S. economy, including within the Company’s market area. Inflation has resulted in higher prices for food, energy, housing, and various supply chain inputs, among others. These inflationary pressures have persisted throughout 2022, resulting in higher costs for consumers and businesses. To address the persistent levels of inflation, the Federal Open Market Committee (“FOMC”) has taken steps to tighten monetary policy through a cumulative 375 basis point increase to the federal funds rate since March 2022, as well as by beginning to reduce the size of the Federal Reserve’s balance sheet. The FOMC has stated that it remains committed to monetary policy measures that are designed to bring inflation down. The impact of these measures, including future actions taken by the FOMC, on the Company’s business are uncertain. While the recent increases in interest rates have generally resulted in higher levels of interest income for the Company, they may also reduce economic activity overall or result in recessionary conditions in future periods. Should these ongoing economic pressures persist, we anticipate it could have an impact on the following:

•Loan growth and interest income - If economic activity begins to wane, it may have an impact on our borrowers, the businesses they operate, and their financial condition. Our borrowers may have less demand for credit needed to invest in and expand their businesses, as well as less demand for real estate and consumer loans. Such factors would place pressure on the level of interest-earning assets, which may negatively impact our interest income.

•Credit quality - Should there be a decline in economic activity, the markets we serve could experience increases in unemployment, declines in consumer confidence, and a reluctance on the part of businesses to invest in and expand their operations, among other things. Such factors may result in weakened economic conditions, place strain on our borrowers, and ultimately impact the credit quality of our loan portfolio. We expect this could result in increases in the level of past due, nonaccrual, and classified loans, as well as higher net charge-offs. While economic conditions have generally been favorable thus far, notwithstanding higher levels of inflation, there can be no assurance favorable economic conditions will continue. As such, should we experience future deterioration in the credit quality of our loan portfolio, it may contribute to the need for additional provisions for credit losses.

•ACL - The Company is required to record credit losses on certain financial assets in accordance with the CECL model stipulated under ASC 326, which is highly dependent upon expectations of future economic conditions and requires management judgment. Should expectations of future economic conditions deteriorate, the Company may be required to record additional provisions for credit losses.

•Impairment charges - If economic conditions deteriorate, it could adversely impact the Company’s operating results and the value of certain of our assets. As a result, the Company may be required to write-down the value of certain assets such as goodwill, intangible assets, or deferred tax assets when there is evidence to suggest their value has become impaired or will not be realizable at a future date.

•Accumulated other comprehensive income (loss) - Unrealized gains and losses on AFS investment securities are recognized in stockholders’ equity as accumulated other comprehensive income (loss). If economic conditions deteriorate, and/or if the interest rates continue to increase, the valuation of the Company’s AFS investment securities could be negatively impacted, which may lead to increases in other comprehensive loss, the potential for credit losses, decreases to the Company’s stockholders’ equity, and declines in the Company’s tangible book value per share. See “Non-GAAP measures” for additional details.

•Deposits and deposit costs - Given the expectation for further rate increases by the FOMC in the near future, it is likely that deposit costs will continue to increase and it may become more challenging for the Company to retain and attract deposit relationships.

•Liquidity - Consistent with our prudent, proactive approach to liquidity management, we may take certain actions to further enhance our liquidity, including but not limited to, increasing our FHLB borrowings, increasing our brokered deposits, and liquidating loans and AFS investment securities. In the event that we liquidate AFS securities having an unrealized loss position, those losses would become realized.

The Company continues to focus on serving its customers and communities, maintaining the well-being of its employees, and executing its strategic initiatives. The Company continues to monitor the economic environment and will make changes as appropriate.

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

Although no one economic variable can fully demonstrate the sensitivity of the ACL calculation to changes in the economic variables used in the ACL model, the Company, as of September 30, 2022, has identified certain economic variables that have significant influence in the Company’s model for determining the ACL. These key economic variables include the U.S. unemployment rate, U.S. real GDP growth, CRE prices, and the 10-year U.S. Treasury yield. Please also see “Allowance for Credit Losses” under Item 2 - Management’s Discussion and Analysis for additional discussion on assumptions concerning economic forecasts and economic variables used in the Company’s ACL model as well as the impact of those items on the Company’s ACL.

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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2022	2022	2021	2022	2021
Net income	$73,363	$69,803	$90,088	$210,070	$255,058
Plus: amortization of intangible assets expense	3,472	3,479	3,912	10,543	12,056
Less: amortization of intangible assets expense tax adjustment (1)	991	993	1,119	3,009	3,449
Net income for average tangible common equity	$75,844	$72,289	$92,881	$217,604	$263,665

Average stockholders’ equity	$2,775,124	$2,764,893	$2,844,800	$2,801,141	$2,780,932
Less: average intangible assets	61,101	64,583	75,795	64,588	79,812
Less: average goodwill	901,312	901,312	901,312	901,312	900,170
Average tangible common equity	$1,812,711	$1,798,998	$1,867,693	$1,835,241	$1,800,950

Return on average equity (2)	10.57%	10.10%	12.67%	10.00%	12.23%
Return on average tangible common equity (2)	16.74%	16.07%	19.89%	15.81%	19.52%
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

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Total stockholders’ equity	$2,735,396	$2,886,311
Less: intangible assets	960,340	970,883
Tangible common equity	$1,775,056	$1,915,428

Total assets	$21,619,201	$21,094,429
Less: intangible assets	960,340	970,883
Tangible assets	$20,658,861	$20,123,546

Tangible common equity ratio	8.59%	9.52%

Common shares issued and outstanding	95,016,767	94,389,543

Book value per share	$28.79	$30.58
Less: intangible book value per share	10.11	10.29
Tangible book value per share	$18.68	$20.29

For periods presented below, efficiency ratio is a non-GAAP financial measure derived from GAAP-based amounts. This figure represents the ratio of noninterest expense less other real estate owned operations, core deposit intangible amortization, and merger-related expense to the sum of net interest income before provision for loan losses and total noninterest income, less gain (loss) on sale of securities, other income - security recoveries on investment securities, gain (loss) on sale of other real estate owned, and gain (loss) from debt extinguishment. Management believes that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2022	2022	2021	2022	2021
Total noninterest expense	$100,866	$98,974	$96,040	$297,488	$283,025
Less: amortization of intangible assets	3,472	3,479	3,912	10,543	12,056
Less: merger-related expense	—	—	—	—	5
Noninterest expense, adjusted	$97,394	$95,495	$92,128	$286,945	$270,964

Net interest income before provision for loan losses	$181,112	$172,765	$169,069	$515,716	$491,655
Add: total noninterest income	20,164	22,193	30,100	68,251	80,569
Less: net (loss) gain from investment securities	(393)	(31)	4,190	1,710	13,321
Less: other income - security recoveries	—	—	1	—	9
Less: net gain (loss) from debt extinguishment	—	—	970	—	(180)
Revenue, adjusted	$201,669	$194,989	$194,008	$582,257	$559,074

Efficiency ratio	48.3%	49.0%	47.5%	49.3%	48.5%

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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2022	2022	2021	2022	2021
Net interest income	$181,112	$172,765	$169,069	$515,716	$491,655
Less: scheduled accretion income	2,377	2,626	3,339	7,860	10,777
Less: accelerated accretion income	2,269	4,918	6,107	10,270	18,022
Less: premium amortization on CDs	39	60	390	195	3,083
Less: nonrecurring nonaccrual interest paid	(848)	48	(74)	(1,156)	(893)
Less: gain (loss) on fair value hedging relationships	4,240	128	(95)	2,701	(95)
Core net interest income	$173,035	$164,985	$159,402	$495,846	$460,761

Average interest-earning assets	$19,929,636	$19,876,806	$19,131,172	$19,680,163	$18,804,146

Net interest margin (1)	3.61%	3.49%	3.51%	3.50%	3.50%
Core net interest margin (1)	3.44%	3.33%	3.31%	3.37%	3.28%
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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2022	2022	2021	2022	2021
Interest income	$199,025	$183,226	$176,047	$550,797	$519,733
Interest expense	17,913	10,461	6,978	35,081	28,078
Net interest income	181,112	172,765	169,069	515,716	491,655
Noninterest income	20,164	22,193	30,100	68,251	80,569
Revenue	201,276	194,958	199,169	583,967	572,224
Noninterest expense	100,866	98,974	96,040	297,488	283,025
Add: merger-related expense	—	—	—	—	5
Pre-provision net revenue	$100,410	$95,984	$103,129	$286,479	$289,204
Pre-provision net revenue (annualized)	$401,640	$383,936	$412,516	$381,972	$385,605

Average assets	$21,687,436	$21,670,153	$20,804,903	$21,440,803	$20,366,162

Pre-provision net revenue to average assets	0.46%	0.44%	0.50%	1.34%	1.42%
Pre-provision net revenue to average assets (annualized)	1.85%	1.77%	1.98%	1.78%	1.89%

Cost of core deposits is a non-GAAP financial measure derived from GAAP-based amounts. Cost of core deposits is calculated as the ratio of core deposit interest expense to average core deposits. We calculate core deposit interest expense by excluding interest expense for certificates of deposit and brokered deposits from total deposit expense, and we calculate average core deposits by excluding certificates of deposit and brokered deposits from total deposits. Management believes cost of core deposits is a useful measure to assess the Company's deposit base, including its potential volatility.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2022	2022	2021	2022	2021
Total deposits interest expense	$9,873	$2,682	$2,432	$14,228	$10,123
Less: certificates of deposit interest expense	1,420	607	775	2,557	2,815
Less: brokered deposits interest expense	3,827	327	2	4,155	148
Core deposits expense	$4,626	$1,748	$1,655	$7,516	$7,160

Total average deposits	$17,732,822	$17,752,727	$17,345,302	$17,590,276	$16,848,558
Less: average certificates of deposit	835,645	922,784	1,196,187	934,518	1,304,436
Less: average brokered deposits	703,848	85,131	5,551	268,812	45,181
Average core deposits	$16,193,329	$16,744,812	$16,143,564	$16,386,946	$15,498,941

Cost of core deposits	0.11%	0.04%	0.04%	0.06%	0.06%

RESULTS OF OPERATIONS

The following table presents the components of results of operations, share data, and performance ratios for the periods indicated:

	Three Months Ended			Nine Months Ended
(Dollar in thousands, except per share data and	September 30,	June 30,	September 30,	September 30,	September 30,
percentages)	2022	2022	2021	2022	2021
Operating data
Interest income	$199,025	$183,226	$176,047	$550,797	$519,733
Interest expense	17,913	10,461	6,978	35,081	28,078
Net interest income	181,112	172,765	169,069	515,716	491,655
Provision for credit losses	1,077	469	(19,726)	1,994	(56,228)
Net interest income after provision for credit losses	180,035	172,296	188,795	513,722	547,883
Net gain from sales of loans	457	1,136	1,187	3,087	3,094
Other noninterest income	19,707	21,057	28,913	65,164	77,475
Noninterest expense	100,866	98,974	96,040	297,488	283,025
Net income before income taxes	99,333	95,515	122,855	284,485	345,427
Income tax expense	25,970	25,712	32,767	74,415	90,369
Net income	$73,363	$69,803	$90,088	$210,070	$255,058
Pre-provision net revenue (3)	$100,410	$95,984	$103,129	$286,479	$289,204
Share data
Earnings per share:
Basic	$0.77	$0.74	$0.95	$2.22	$2.70
Diluted	0.77	0.73	0.95	2.21	2.68
Common equity dividends declared per share	0.33	0.33	0.33	0.99	0.96
Dividend payout ratio (1)	42.72%	44.89%	34.63%	44.68%	35.59%
Book value per share	$28.79	$29.01	$30.08	$28.79	$30.08
Tangible book value per share (2)	18.68	18.86	19.75	18.68	19.75
Performance ratios
Return on average assets (3)	1.35%	1.29%	1.73%	1.31%	1.67%
Return on average equity (3)	10.57	10.10	12.67	10.00	12.23
Return on average tangible common equity (2)(3)	16.74	16.07	19.89	15.81	19.52
Pre-provision net revenue on average assets (2)(3)	1.85	1.77	1.98	1.78	1.89
Net interest margin	3.61	3.49	3.51	3.50	3.50
Cost of deposits	0.22	0.06	0.06	0.11	0.08
Average equity to average assets	12.80	12.76	13.67	13.06	13.65
Efficiency ratio (2)	48.3	49.0	47.5	49.3	48.5
______________________________
(1) Dividend payout ratio is defined as common equity dividends declared per share divided by basic earnings per share.
(2) Reconciliations of the non-GAAP measures are set forth in the Non-GAAP Measures section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.
(3) Ratio is annualized.

In the third quarter of 2022, we reported net income of $73.4 million, or $0.77 per diluted share. This compares with net income of $69.8 million, or $0.73 per diluted share, for the second quarter of 2022. The increase in net income was primarily due to an $8.3 million increase in net interest income, partially offset by a $2.0 million decrease in noninterest income, a $1.9 million increase in noninterest expense, and a $608,000 increase in provision for credit losses.

Net income of $73.4 million, or $0.77 per diluted share, for the third quarter of 2022 compares to net income for the third quarter of 2021 of $90.1 million, or $0.95 per diluted share. The decrease in net income was primarily due to a $1.1 million provision expense for credit losses for the third quarter of 2022, compared to a $19.7 million provision recapture for the third quarter of 2021, a $9.9 million decrease in noninterest income, and a $4.8 million increase in noninterest expense, partially offset by a $12.0 million increase in net interest income and a $6.8 million decrease in income tax expense. The provision recapture during the third quarter of 2021 was reflective of improved macroeconomic forecasts used in the Company’s ACL model relative to prior periods.

For the third quarter of 2022, the Company’s return on average assets was 1.35%, return on average equity was 10.57%, and return on average tangible common equity was 16.74%, compared to 1.29%, 10.10%, and 16.07%, respectively, for the second quarter of 2022, and 1.73%, 12.67%, and 19.89%, respectively, for the third quarter of 2021. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis.

For the nine months ended September 30, 2022, the Company recorded net income of $210.1 million, or $2.21 per diluted share. This compares with net income of $255.1 million or $2.68 per diluted share for the nine months ended September 30, 2021. The decrease in net income of $45.0 million was mostly due to a $2.0 million provision expense for credit losses for the nine months ended September 30, 2022, compared to a $56.2 million provision recapture for the nine months ended September 30, 2021, a $14.5 million increase in noninterest expense excluding merger-related expenses, and a $12.3 million decrease in noninterest income, partially offset by a $24.1 million increase in net interest income and a $16.0 million decrease in income tax expense. The provision recapture during the nine months ended September 30, 2021 was reflective of improved macroeconomic forecasts used in the Company’s ACL model relative to prior periods, partially offset by loan growth and net charge-offs.

For the nine months ended September 30, 2022, the Company’s return on average assets was 1.31%, return on average equity was 10.00%, and return on average tangible common equity was 15.81%, compared with 1.67%, 12.23%, and 19.52%, respectively, for the nine months ended September 30, 2021. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis.

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

Net interest income totaled $181.1 million in the third quarter of 2022, an increase of $8.3 million, or 4.8%, from the second quarter of 2022. The increase in net interest income was primarily attributable to higher yields on average interest-earning assets and slightly higher average loan balances, a favorable interest impact from fair value hedges on fixed-rate loans of $4.2 million, as well as one more day of interest, partially offset by higher cost of funds and lower loan-related fees and accretion income as a result of decreased prepayment activity.

The net interest margin for the third quarter of 2022 increased 12 basis points to 3.61%, from 3.49% in the prior quarter. The core net interest margin, which excludes the impact of loan accretion income, certificates of deposit mark-to-market amortization, interest impact from fair value hedge, and other adjustments, increased 11 basis points to 3.44%, compared to 3.33% in the prior quarter, reflecting higher yields on interest-earning assets and a favorable remix of earning-assets towards higher yielding loans, partially offset by higher cost of funds and lower loan prepayment fees. For additional details of the core net interest margin, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis.

Net interest income for the third quarter of 2022 increased $12.0 million, or 7.1%, compared to the third quarter of 2021. The increase was attributable to higher yields on average interest-earning assets and higher average loan balances, as well as a favorable impact from fair value hedges on fixed-rate loans, partially offset by higher cost of funds and lower loan-related fees and accretion income as a result of decreased prepayment activity.

For the nine months ended 2022, net interest income increased $24.1 million, or 4.9%, compared to the nine months ended 2021. The increase was related to an increase in average interest-earning assets, partially offset by lower average loan yields, higher average interest-bearing liabilities, and higher cost of funds. For the nine months ended 2022, the net interest margin was 3.50%, unchanged from the same period last year. The core net interest margin, which excludes the impact of loan accretion income, certificates of deposit mark-to-market amortization, interest impact from fair value hedge, and other adjustments, was 3.37%, compared with 3.28% for the same period last year, reflecting higher average interest-earning assets balance. For additional details of the core net interest margin, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis.

The following table presents the net interest margin, average balances calculated based on daily average, interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, and the average yield/rate by asset and liability component for the periods indicated:

	Average Balance Sheet
	Three Months Ended
	September 30, 2022			June 30, 2022			September 30, 2021
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$665,510	$2,754	1.64%	$702,663	$1,211	0.69%	$663,076	$195	0.12%
Investment securities	4,277,444	22,067	2.06%	4,254,961	17,560	1.65%	4,807,854	18,827	1.57%
Loans receivable, net (1)(2)	14,986,682	174,204	4.61%	14,919,182	164,455	4.42%	13,660,242	157,025	4.56%
Total interest-earning assets	19,929,636	199,025	3.96%	19,876,806	183,226	3.70%	19,131,172	176,047	3.65%
Noninterest-earning assets	1,757,800			1,793,347			1,673,731
Total assets	$21,687,436			$21,670,153			$20,804,903
Liabilities and equity
Interest-bearing deposits:
Interest checking	$3,812,448	$1,658	0.17%	$4,055,506	$712	0.07%	$3,383,219	$290	0.03%
Money market	5,053,890	2,940	0.23%	5,231,464	1,010	0.08%	5,554,881	1,309	0.09%
Savings	434,591	28	0.03%	432,586	27	0.03%	401,804	58	0.06%
Retail certificates of deposit	835,645	1,420	0.67%	922,784	607	0.26%	1,196,187	775	0.26%
Wholesale/brokered certificates of deposit	702,785	3,827	2.16%	80,182	326	1.63%	—	—	—%
Total interest-bearing deposits	10,839,359	9,873	0.36%	10,722,522	2,682	0.10%	10,536,091	2,432	0.09%
FHLB advances and other borrowings	636,006	3,480	2.17%	602,621	3,217	2.14%	1,670	1	0.24%
Subordinated debentures	330,975	4,560	5.51%	330,796	4,562	5.52%	330,575	4,545	5.50%
Total borrowings	966,981	8,040	3.31%	933,417	7,779	3.34%	332,245	4,546	5.43%
Total interest-bearing liabilities	11,806,340	17,913	0.60%	11,655,939	10,461	0.36%	10,868,336	6,978	0.25%
Noninterest-bearing deposits	6,893,463			7,030,205			6,809,211
Other liabilities	212,509			219,116			282,556
Total liabilities	18,912,312			18,905,260			17,960,103
Stockholders’ equity	2,775,124			2,764,893			2,844,800
Total liabilities and equity	$21,687,436			$21,670,153			$20,804,903
Net interest income		$181,112			$172,765			$169,069

Net interest margin (3)			3.61%			3.49%			3.51%
Cost of deposits (4)			0.22%			0.06%			0.06%
Cost of funds (5)			0.38%			0.22%			0.16%
Cost of core deposits (6)			0.11%			0.04%			0.04%
Ratio of interest-earning assets to interest-bearing liabilities			168.80%			170.53%			176.03%
______________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums, and the basis adjustment of certain loans included in fair value hedging relationships, where applicable.
(2) Interest income includes net discount accretion of $4.6 million, $7.5 million, and $9.4 million, respectively.
(3) Represents annualized net interest income divided by average interest-earning assets.
(4) Represents annualized interest expense on deposits divided by the sum of average interest-bearing deposits and noninterest-bearing deposits.
(5) Represents annualized total interest expense divided by the sum of average total interest-bearing liabilities and noninterest-bearing deposits.
(6) Reconciliation of the “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis.

	Average Balance Sheet
	Nine Months Ended
	September 30, 2022			September 30, 2021
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$564,727	$4,055	0.96%	$1,096,175	$811	0.10%
Investment securities	4,358,619	57,479	1.76%	4,382,288	54,307	1.65%
Loans receivable, net (1)(2)	14,756,817	489,263	4.43%	13,325,683	464,615	4.66%
Total interest-earning assets	19,680,163	550,797	3.74%	18,804,146	519,733	3.70%
Noninterest-earning assets	1,760,640			1,562,016
Total assets	$21,440,803			$20,366,162
Liabilities and equity
Interest-bearing deposits:
Interest checking	$3,802,932	$2,599	0.09%	$3,200,920	$1,045	0.04%
Money market	5,208,713	4,838	0.12%	5,520,919	5,899	0.14%
Savings	429,833	81	0.03%	384,945	224	0.08%
Retail certificates of deposit	934,518	2,557	0.37%	1,304,436	2,815	0.29%
Wholesale/brokered certificates of deposit	263,563	4,153	2.11%	39,635	140	0.47%
Total interest-bearing deposits	10,639,559	14,228	0.18%	10,450,855	10,123	0.13%
FHLB advances and other borrowings	489,464	7,171	1.96%	9,921	66	0.89%
Subordinated debentures	330,801	13,682	5.51%	436,888	17,889	5.46%
Total borrowings	820,265	20,853	3.39%	446,809	17,955	5.37%
Total interest-bearing liabilities	11,459,824	35,081	0.41%	10,897,664	28,078	0.34%
Noninterest-bearing deposits	6,950,717			6,397,703
Other liabilities	229,121			289,863
Total liabilities	18,639,662			17,585,230
Stockholders’ equity	2,801,141			2,780,932
Total liabilities and equity	$21,440,803			$20,366,162
Net interest income		$515,716			$491,655

Net interest margin (3)			3.50%			3.50%
Cost of deposits (4)			0.11%			0.08%
Cost of funds (5)			0.25%			0.22%
Cost of core deposits (6)			0.06%			0.06%
Ratio of interest-earning assets to interest-bearing liabilities			171.73%			172.55%
_____________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums, and the basis adjustment of certain loans included in fair value hedging relationships, where applicable.
(2) Interest income includes net discount accretion of $18.1 million and $28.8 million, respectively.
(3) Represents net interest income divided by average interest-earning assets.
(4) Represents annualized interest expense on deposits divided by the sum of average interest-bearing deposits and noninterest-bearing deposits.
(5) Represents annualized total interest expense divided by the sum of average total interest-bearing liabilities and noninterest-bearing deposits.
(6) Reconciliation of the “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis.

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
•Changes in days in a period (changes in days in a period multiplied by daily interest; no changes in days for comparisons of the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2021);
•Changes in interest rates (changes in interest rates multiplied by prior volume and includes the recognition of discounts/premiums and deferred fees/costs); and
•The net change or the combined impact of volume, days in a period, and rate changes allocated proportionately to changes in volume, days in a period, and changes in interest rates.

	Three Months Ended September 30, 2022
	Compared to
	Three Months Ended June 30, 2022
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Days	Rate	Net
Interest-earning assets
Cash and cash equivalents	$(61)	$30	$1,574	$1,543
Investment securities	93	—	4,414	4,507
Loans receivable, net	746	1,894	7,109	9,749
Total interest-earning assets	778	1,924	13,097	15,799
Interest-bearing liabilities
Interest checking	(40)	18	968	946
Money market	(33)	32	1,931	1,930
Savings	—	—	1	1
Retail certificates of deposit	(52)	15	850	813
Wholesale/brokered certificates of deposit	3,320	42	139	3,501
FHLB advances and other borrowings	180	38	45	263
Subordinated debentures	2	—	(4)	(2)
Total interest-bearing liabilities	3,377	145	3,930	7,452
Increase (decrease) in net interest income	$(2,599)	$1,779	$9,167	$8,347

	Three Months Ended September 30, 2022
	Compared to
	Three Months Ended September 30, 2021
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net
Interest-earning assets
Cash and cash equivalents	$1	$2,558	$2,559
Investment securities	(1,728)	4,968	3,240
Loans receivable, net	15,399	1,780	17,179
Total interest-earning assets	13,672	9,306	22,978
Interest-bearing liabilities
Interest checking	41	1,327	1,368
Money market	(106)	1,737	1,631
Savings	6	(36)	(30)
Retail certificates of deposit	(147)	792	645
Wholesale/brokered certificates of deposit	3,827	—	3,827
FHLB advances and other borrowings	3,409	70	3,479
Subordinated debentures	5	10	15
Total interest-bearing liabilities	7,035	3,900	10,935
Increase in net interest income	$6,637	$5,406	$12,043

	Nine Months Ended September 30, 2022
	Compared to
	Nine Months Ended September 30, 2021
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net
Interest-earning assets
Cash and cash equivalents	$(188)	$3,432	$3,244
Investment securities	(291)	3,463	3,172
Loans receivable, net	48,675	(24,027)	24,648
Total interest-earning assets	48,196	(17,132)	31,064
Interest-bearing liabilities
Interest checking	228	1,326	1,554
Money market	(321)	(740)	(1,061)
Savings	30	(173)	(143)
Retail certificates of deposit	(905)	647	(258)
Wholesale/brokered certificates of deposit	2,488	1,525	4,013
FHLB advances and other borrowings	6,949	156	7,105
Subordinated debentures	(4,486)	279	(4,207)
Total interest-bearing liabilities	3,983	3,020	7,003
Increase (decrease) in net interest income	$44,213	$(20,152)	$24,061

Provision for Credit Losses

For the third quarter of 2022, the Company recorded a $1.1 million provision expense for credit losses, compared to a $469,000 provision expense during the second quarter of 2022, and a $19.7 million provision recapture during the third quarter of 2021. The provision expense during the third quarter of 2022 was reflective of a combination of factors, including increases due to specific reserves on two individually evaluated loans and higher unfunded commitments in the commercial and industrial loan segment, partially offset by an overall decrease in loans held for investment and changes in the composition of the loan portfolio. With the increasing probability of downside risks due to high inflation, rising interest rates, higher energy prices, volatility observed in equity markets, and the ongoing supply chain challenges, we are carefully monitoring the current and forecasted macroeconomic environment as well as key modeling variables.

The provision expense for the second quarter of 2022 was driven principally by loan growth and net charge-offs, as well as the impact of macroeconomic forecasts, partially offset by a recapture for unfunded commitments which was largely due to favorable changes in the unfunded lending segment mix. The provision recapture for the third quarter of 2021 was primarily due to improved macroeconomic forecasts used in the Company’s ACL model relative to prior periods.

Net loan charge-offs for the three months ended September 30, 2022 totaled $1.1 million, compared with net loan charge-offs of $5.2 million for the three months ended June 30, 2022, and net loan charge-offs of $1.8 million for the three months ending September 30, 2021.

	Three Months Ended			Variance From
	September 30,	June 30,	September 30,	June 30, 2022		September 30, 2021
(Dollars in thousands)	2022	2022	2021	$	%	$	%
Provision for credit losses
Provision for loan losses	$546	$3,803	$(19,543)	$(3,257)	(85.6)%	$20,089	(102.8)%
Provision for unfunded commitments	549	(3,402)	(194)	3,951	(116.1)%	743	(383.0)%
Provision for HTM securities	(18)	68	11	(86)	(126.5)%	(29)	(263.6)%
Total provision for credit losses	$1,077	$469	$(19,726)	$608	129.6%	$20,803	(105.5)%

For the first nine months of 2022, the Company recorded a $2.0 million provision expense for credit losses, compared to a $56.2 million provision recapture recorded for the first nine months of 2021. The provision expense for the first nine months of 2022 was driven principally by loan growth and specific reserves on two individually evaluated loans, partially offset by a provision recapture for unfunded commitments, as well as the favorable impact of macroeconomic forecasts. The provision recapture for unfunded commitments was largely due to changes in the mix of unfunded commitments between various loan segments. The provision recapture for the first nine months of 2021 was reflective of improved macroeconomic forecasts used in the Company’s ACL model relative to prior periods, partially offset by loan growth and net charge-offs.

	Nine Months Ended		Variance From
	September 30,	September 30,	September 30, 2021
(Dollars in thousands)	2022	2021	$	%
Provision for credit losses
Provision for loans and lease losses	$4,560	$(52,359)	$56,919	(108.7)%
Provision for unfunded commitments	(2,635)	(3,880)	1,245	(32.1)%
Provision for held-to-maturity securities	69	11	58	527.3%
Total provision for credit losses	$1,994	$(56,228)	$58,222	(103.5)%

Noninterest Income

The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended			Variance From
	September 30,	June 30,	September 30,	June 30, 2022		September 30, 2021
(Dollars in thousands)	2022	2022	2021	$	%	$	%
Noninterest income
Loan servicing income	$397	$502	$536	$(105)	(20.9)%	$(139)	(25.9)%
Service charges on deposit accounts	2,704	2,690	2,375	14	0.5%	329	13.9%
Other service fee income	323	366	350	(43)	(11.7)%	(27)	(7.7)%
Debit card interchange fee income	808	936	834	(128)	(13.7)%	(26)	(3.1)%
Earnings on bank owned life insurance	3,339	3,240	3,266	99	3.1%	73	2.2%
Net gain from sales of loans	457	1,136	1,187	(679)	(59.8)%	(730)	(61.5)%
Net (loss) gain from sales of investment securities	(393)	(31)	4,190	(362)	1167.7%	(4,583)	(109.4)%
Trust custodial account fees	9,951	10,354	11,446	(403)	(3.9)%	(1,495)	(13.1)%
Escrow and exchange fees	1,555	1,827	1,867	(272)	(14.9)%	(312)	(16.7)%
Other income	1,023	1,173	4,049	(150)	(12.8)%	(3,026)	(74.7)%
Total noninterest income	$20,164	$22,193	$30,100	$(2,029)	(9.1)%	$(9,936)	(33.0)%

	Nine Months Ended		Variance From
	September 30,	September 30,	September 30, 2021
(Dollars in thousands)	2022	2021	$	%
Noninterest income
Loan servicing income	$1,318	$1,616	$(298)	(18.4)%
Service charges on deposit accounts	8,009	6,629	1,380	20.8%
Other service fee income	1,056	1,175	(119)	(10.1)%
Debit card interchange fee income	2,580	2,720	(140)	(5.1)%
Earnings on bank owned life insurance	9,800	7,778	2,022	26.0%
Net gain from sales of loans	3,087	3,094	(7)	(0.2)%
Net gain from sales of investment securities	1,710	13,321	(11,611)	(87.2)%
Trust custodial account fees	31,884	26,565	5,319	20.0%
Escrow and exchange fees	5,043	5,065	(22)	(0.4)%
Other income	3,764	12,606	(8,842)	(70.1)%
Total noninterest income	$68,251	$80,569	$(12,318)	(15.3)%

Noninterest income for the third quarter of 2022 was $20.2 million, a decrease of $2.0 million, or 9.1%, from the second quarter of 2022. The decrease was primarily due to a $679,000 decrease in net gain from sales of loans, a $403,000 decrease in trust custodial account fees resulting primarily from a decrease in the market value of custodial assets, and a $362,000 greater net loss from sales of investment securities.

During the third quarter of 2022, the Bank sold $9.6 million of SBA loans for a net gain of $434,000 and $15.0 million of other loans for a net gain of $23,000, compared to the sales of $23.4 million of SBA loans and U.S. Department of Agriculture (“USDA”) loans for a net gain of $1.1 million in the second quarter of 2022. The SBA business has slowed in the third quarter in connection with the higher interest rates.

Additionally, during the third quarter of 2022, the Bank sold $231.1 million of investment securities for a net loss of $393,000, compared to the sales of $45.1 million of investment securities for a net loss of $31,000 in the second quarter of 2022. See “Financial Condition - Investment Securities” for a discussion of the actions the Bank took to reduce the size and duration of its AFS securities which increased the Bank’s asset sensitivity.

Noninterest income for the third quarter of 2022 decreased $9.9 million, or 33.0%, compared to the third quarter of 2021. The decrease was primarily due to a $4.6 million decrease in net gain from sales of investment securities, a $3.0 million decrease in other income, primarily due to lower CRA investment income and the gain from debt extinguishment in the same period last year, a $1.5 million decrease in trust custodial account fees resulting primarily from a decrease in the market value of custodial assets, and a $730,000 decrease in net gain from sales of loans.

The net loss from sales of investment securities of $393,000 for the third quarter of 2022 from the sales of $231.1 million of investment securities reflected the negative impact on the values of AFS investment securities from the rising interest rate environment, compared to sales of $161.6 million of investment securities for a net gain of $4.2 million during the third quarter of 2021.

The net gain from sales of loans for the third quarter of 2022 decreased from the same period last year reflecting lower net gain from the sales of $9.6 million of SBA and USDA loans for a net gain of $434,000, compared with the sales of $12.0 million of SBA loans for a net gain of $1.2 million during the third quarter of 2021.

For the first nine months of 2022, noninterest income totaled $68.3 million, a decrease of $12.3 million, or 15.3%, compared to the first nine months of 2021. The decrease was primarily related to a $11.6 million decrease in net gain from sales of investment securities and a $8.8 million decrease in other income, primarily due to $5.8 million lower CRA investment income and $2.9 million of SBA Paycheck Protection Program loan referral fees in the same period last year, partially offset by a $5.3 million increase in trust custodial account fees, a $2.0 million increase in earnings from bank owned life insurance (“BOLI”), and a $1.4 million increase in service charges on deposit accounts.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended			Variance From
	September 30,	June 30,	September 30,	June 30, 2022		September 30, 2021
(Dollars in thousands)	2022	2022	2021	$	%	$	%
Noninterest expense
Compensation and benefits	$56,355	$57,562	$53,592	$(1,207)	(2.1)%	$2,763	5.2%
Premises and occupancy	12,011	11,829	12,611	182	1.5%	(600)	(4.8)%
Data processing	7,058	6,604	6,296	454	6.9%	762	12.1%
FDIC insurance premiums	1,461	1,452	1,392	9	0.6%	69	5.0%
Legal and professional services	4,075	4,629	4,563	(554)	(12.0)%	(488)	(10.7)%
Marketing expense	1,912	1,926	2,008	(14)	(0.7)%	(96)	(4.8)%
Office expense	1,338	1,252	1,076	86	6.9%	262	24.3%
Loan expense	789	1,144	1,332	(355)	(31.0)%	(543)	(40.8)%
Deposit expense	4,846	4,081	3,974	765	18.7%	872	21.9%
Amortization of intangible assets	3,472	3,479	3,912	(7)	(0.2)%	(440)	(11.2)%
Other expense	7,549	5,016	5,284	2,533	50.5%	2,265	42.9%
Total noninterest expense	$100,866	$98,974	$96,040	$1,892	1.9%	$4,826	5.0%

	Nine Months Ended		Variance From
	September 30,	September 30,	September 30, 2021
(Dollars in thousands)	2022	2021	$	%
Noninterest expense
Compensation and benefits	$170,898	$159,614	$11,284	7.1%
Premises and occupancy	35,792	36,831	(1,039)	(2.8)%
Data processing	19,658	17,889	1,769	9.9%
FDIC insurance premiums	4,309	3,885	424	10.9%
Legal and professional services	12,772	12,684	88	0.7%
Marketing expense	5,647	5,096	551	10.8%
Office expense	3,793	4,494	(701)	(15.6)%
Loan expense	3,067	3,612	(545)	(15.1)%
Deposit expense	12,678	11,818	860	7.3%
Merger-related expense	—	5	(5)	(100.0)%
Amortization of intangible assets	10,543	12,056	(1,513)	(12.5)%
Other expense	18,331	15,041	3,290	21.9%
Total noninterest expense	$297,488	$283,025	$14,463	5.1%

Noninterest expense totaled $100.9 million for the third quarter of 2022, an increase of $1.9 million compared to the second quarter of 2022, primarily due to a $2.5 million increase in other expense, largely attributable to a client's unauthorized transaction incident for which the Bank provided a $1.9 million provisional credit pending its pursuit of insurance coverage, and a $765,000 increase in deposit expense, partially offset by a $1.2 million decrease in compensation and benefits as overall staffing decreased.

Noninterest expense increased by $4.8 million compared to the third quarter of 2021. The increase was primarily due to a $2.8 million increase in compensation and benefits attributable to higher compensation due to merit increases and higher stock compensation expense as well as a $2.3 million increase in other expense due to a client's unauthorized transaction incident referenced above.

The Company’s efficiency ratio was 48.3% for the third quarter of 2022, compared to 49.0% for the second quarter of 2022, and 47.5% for the third quarter of 2021.

Noninterest expense totaled $297.5 million for the first nine months of 2022, an increase of $14.5 million, or 5.1%, compared with the first nine months of 2021. The increase was driven primarily by an $11.3 million increase in compensation and benefits attributable to higher compensation from increased staffing and higher stock compensation expense, a $3.3 million increase in other expense, a $1.8 million increase in data processing, and an $860,000 increase in deposit expense, partially offset by a $1.5 million decrease in amortization of intangible assets, a $1.0 million decrease in premises and occupancy, and a $701,000 decrease in office expense.

The Company’s efficiency ratio was 49.3% for the first nine months of 2022, compared to 48.5% for the first nine months of 2021.

Income Taxes

For the three months ended September 30, 2022, June 30, 2022, and September 30, 2021, income tax expense was $26.0 million, $25.7 million, and $32.8 million, respectively, and the effective income tax rate was 26.1%, 26.9%, and 26.7%, respectively. For the nine months ended September 30, 2022 and 2021, income tax expense was $74.4 million and $90.4 million, respectively, and the effective income tax rate was 26.2% and 26.2%, respectively. Our effective tax rate for the three and nine months ended September 30, 2022 differs from the 21% federal statutory rate due to the impact of state taxes as well as various permanent tax differences, including tax-exempt income from municipal securities, BOLI income, tax credits from low-income housing tax credit investments, and the exercise of stock options and vesting of other stock-based compensation.

The total amount of unrecognized tax benefits was $1.4 million at September 30, 2022 and December 31, 2021, and was comprised of unrecognized tax benefits related to the Opus acquisition in 2020. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $563,000 at September 30, 2022 and December 31, 2021. The Company does not believe that the unrecognized tax benefits will change significantly within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued for $72,000 and $31,000 of such interest at September 30, 2022 and December 31, 2021, respectively. No amounts for penalties were accrued.

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

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and the tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of September 30, 2022 and December 31, 2021.

FINANCIAL CONDITION

At September 30, 2022, assets totaled $21.62 billion, an increase of $524.8 million, or 2.5%, from $21.09 billion at December 31, 2021. The increase was primarily due to increases in total loans of $604.2 million and cash and cash equivalents of $434.5 million, partially offset by a $609.0 million decrease in investment securities. During the first nine months of 2022, we took actions to position the balance sheet to increase our asset sensitivity, which included increasing our liquidity position and reducing the size and duration of the AFS securities portfolio to fund higher yielding loan growth, securing term funding with FHLB, and adding brokered deposits, for an economic environment with higher interest rates and macroeconomic uncertainty.

Loans

Loans held for investment totaled $14.91 billion at September 30, 2022, an increase of $612.9 million, or 4.3%, from $14.30 billion at December 31, 2021. The increase was driven by an increase in loans funded and higher commercial line utilization rates, partially offset by prepayments and maturities during the first nine months of 2022. Commercial line average utilization rate increased from an average rate of 35.2% for the fourth quarter of 2021 to 40.4% for the third quarter of 2022. Since December 31, 2021, investor loans secured by real estate increased $399.4 million, business loans secured by real estate increased $224.4 million, commercial loans increased $79.2 million, and retail loans decreased $22.0 million.

The total end-of-period weighted average interest rate on loans, excluding fees and discounts, at September 30, 2022 was 4.34%, compared to 3.95% at December 31, 2021. The increase reflects the impact of higher rates on new originations and the repricing of loans as a result of the Federal Reserve's interest rate increases since March 2022.

Loans held for sale primarily represent the guaranteed portion of SBA loans, which the Bank originates for sale, and totaled $2.2 million at September 30, 2022, a decrease of $8.7 million from $10.9 million at December 31, 2021.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio, and gives the weighted average interest rate by loan category at the dates indicated:

	September 30, 2022			December 31, 2021
(Dollars in thousands)	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
Investor loans secured by real estate
CRE non-owner-occupied	$2,771,272	18.6%	4.37%	$2,771,137	19.4%	4.19%
Multifamily	6,199,581	41.6%	3.78%	5,891,934	41.2%	3.75%
Construction and land	373,194	2.5%	7.03%	277,640	1.9%	4.88%
SBA secured by real estate	42,998	0.3%	6.35%	46,917	0.3%	4.98%
Total investor loans secured by real estate	9,387,045	63.0%	4.10%	8,987,628	62.8%	3.93%
Business loans secured by real estate
CRE owner-occupied	2,477,530	16.6%	4.14%	2,251,014	15.7%	4.07%
Franchise real estate secured	383,468	2.6%	4.69%	380,381	2.7%	4.60%
SBA secured by real estate	64,002	0.4%	6.30%	69,184	0.5%	5.23%
Total business loans secured by real estate	2,925,000	19.6%	4.26%	2,700,579	18.9%	4.18%
Commercial loans
Commercial and industrial	2,164,623	14.5%	5.38%	2,103,112	14.7%	3.61%
Franchise non-real estate secured	409,773	2.8%	4.82%	392,576	2.7%	4.76%
SBA non-real estate secured	11,557	0.1%	6.68%	11,045	0.1%	5.54%
Total commercial loans	2,585,953	17.4%	5.30%	2,506,733	17.5%	3.80%
Retail loans
Single family residential	75,176	0.5%	4.96%	95,292	0.7%	4.01%
Consumer	3,761	—%	6.22%	5,665	0.1%	4.98%
Total retail loans	78,937	0.5%	5.00%	100,957	0.8%	4.05%
Loans held for investment before basis adjustment (1)	14,976,935	100.5%	4.34%	14,295,897	100.0%	3.95%
Basis adjustment associated with fair value hedge (2)	(68,124)	(0.5)%	—%	—	—%	—%
Loans held for investment	14,908,811	100.0%	4.34%	14,295,897	100.0%	3.95%
Allowance for credit losses for loans held for investment	(195,549)			(197,752)
Loans held for investment, net	$14,713,262			$14,098,145

Total unfunded loan commitments	$2,823,555			$2,507,911
Loans held for sale, at lower of cost or fair value	2,163			10,869
______________________________
(1) Includes net deferred origination fees of $3.0 million and $3.5 million, and unaccreted fair value net purchase discounts of $59.0 million and $77.1 million as of September 30, 2022 and December 31, 2021, respectively.
(2) Represents the basis adjustment associated with the application of hedge accounting on certain loans.

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally initiate proceedings to pursue our remedies under the loan documents. For loans secured by real estate, we record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale where we generally acquire title to the property. Loans delinquent 30 or more days as a percentage of loans held for investment were 0.28% at September 30, 2022, compared to 0.14% at December 31, 2021. The increase in delinquent loans during the nine months ended September 30, 2022 was primarily due to the addition of $26.3 million of loans that were 90 or more days past due, consisting primarily of a CRE non-owner-occupied loan relationship of $16.4 million, a multifamily loan relationship of $6.1 million, and a C&I loan relationship of $3.7 million, partially offset by principal paydowns, charge-offs, and loans returned to current status.

The following table sets forth delinquencies in the Company’s loan portfolio as of the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
At September 30, 2022
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	2	$16,869	2	$16,869
Multifamily	—	—	—	—	2	6,074	2	6,074
Total investor loans secured by real estate	—	—	—	—	4	22,943	4	22,943
Business loans secured by real estate
CRE owner-occupied	—	—	2	6,398	3	4,851	5	11,249
SBA secured by real estate	3	1,244	—	—	1	83	4	1,327
Total business loans secured by real estate	3	1,244	2	6,398	4	4,934	9	12,576
Commercial loans
Commercial and industrial	11	240	5	135	5	4,754	21	5,129
SBA non-real estate secured	—	—	—	—	1	607	1	607
Total commercial loans	11	240	5	135	6	5,361	22	5,736
Retail loans
Consumer	—	—	1	2	—	—	1	2
Total retail loans	—	—	1	2	—	—	1	2
Total	14	$1,484	8	$6,535	14	$33,238	36	$41,257
Delinquent loans to loans held for investment		0.01%		0.05%		0.22%		0.28%

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
At December 31, 2021
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	3	$10,255	3	$10,255
Multifamily	1	1,230	—	—	—	—	1	1,230
SBA secured by real estate	—	—	—	—	1	337	1	337
Total investor loans secured by real estate	1	1,230	—	—	4	10,592	5	11,822
Business loans secured by real estate
CRE owner-occupied	—	—	—	—	3	4,952	3	4,952
SBA secured by real estate	—	—	—	—	1	441	1	441
Total business loans secured by real estate	—	—	—	—	4	5,393	4	5,393
Commercial loans
Commercial and industrial	8	92	—	—	2	1,462	10	1,554
SBA non-real estate secured	1	73	—	—	1	653	2	726
Total commercial loans	9	165	—	—	3	2,115	12	2,280
Total	10	$1,395	—	$—	11	$18,100	21	$19,495
Delinquent loans to loans held for investment		0.01%		—%		0.13%		0.14%

Troubled Debt Restructurings

We sometimes modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest-only payments, and, in limited cases, concessions to the outstanding loan balances. These loans are classified as TDRs. At September 30, 2022 and December 31, 2021, the Company had five and six loans, respectively, totaling $16.3 million and $17.3 million, respectively, modified as TDRs, which are comprised primarily of three CRE owner-occupied loans and one C&I loan totaling $5.1 million and $5.2 million, respectively, belonging to one borrower relationship with the terms modified due to bankruptcy, and one franchise non-real estate secured loan for $11.2 million and two franchise non-real estate secured loans totaling $12.1 million, respectively, belonging to another borrower relationship with the terms modified for payment deferral. All TDRs were on nonaccrual status as of September 30, 2022 and December 31, 2021.

Nonperforming Assets

Nonperforming assets consist of loans whereby we have ceased accruing interest (nonaccrual loans), OREO, and other repossessed assets owned. Nonaccrual loans generally consist of loans that are 90 days or more past due or loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest.

Nonperforming assets totaled $60.5 million, or 0.28% of total assets, at September 30, 2022, an increase from $31.3 million, or 0.15% of total assets, at December 31, 2021. There was no other real estate owned at September 30, 2022 and December 31, 2021. All nonperforming assets consisted of nonperforming loans at September 30, 2022 and December 31, 2021. The increase in nonperforming assets since December 31, 2021 was primarily due to the addition of two CRE non-owner-occupied loan relationships of $22.6 million, a multifamily loan relationship of $8.8 million, two CRE owner-occupied loan relationships of $6.4 million, and a C&I loan relationship of $3.7 million that were placed on nonaccrual status during the first nine months of 2022, partially offset by principal paydowns, charge-offs, and loans returned to accrual status during the third quarter of 2022.

The Company had no loans 90 days or more past due and accruing at September 30, 2022 and December 31, 2021.

The following table sets forth our composition of nonperforming assets at the dates indicated:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Nonperforming assets
Investor loans secured by real estate
CRE non-owner-occupied	$23,050	$10,255
Multifamily	8,806	—
SBA secured by real estate	547	937
Total investor loans secured by real estate	32,403	11,192
Business loans secured by real estate
CRE owner-occupied	11,249	4,952
SBA secured by real estate	197	589
Total business loans secured by real estate	11,446	5,541
Commercial loans
Commercial and industrial	4,754	1,798
Franchise non-real estate secured	11,254	12,079
SBA non-real estate secured	607	653
Total commercial loans	16,615	14,530
Retail loans
Single family residential	—	10
Total retail loans	—	10
Total nonperforming loans	60,464	31,273
Other real estate owned	—	—
Other assets owned	—	—
Total	$60,464	$31,273

Allowance for credit losses	$195,549	$197,752
Allowance for credit losses as a percent of total nonperforming loans	323%	632%
Nonperforming loans as a percent of loans held for investment	0.41%	0.22%
Nonperforming assets as a percent of total assets	0.28%	0.15%
TDRs included in nonperforming loans	$16,344	$17,277

Allowance for Credit Losses

The Company maintains an ACL for loans and unfunded loan commitments in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans and unfunded loan commitments at the time of origination or acquisition. The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated statements of financial condition. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. Loans that have been deemed by management to no longer possess similar risk characteristics are evaluated individually under a discounted cash flow approach, while loans that have been deemed collateral dependent are evaluated individually based on the expected estimated fair value of the underlying collateral.

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

The Company’s ACL includes assumptions concerning current and future economic conditions using reasonable and supportable forecasts from an independent third party. These economic forecast scenarios are based on past events, current conditions, and the likelihood of future events occurring. Management periodically evaluates economic scenarios used in the Company’s ACL model, and thus the scenarios as well as the assumptions within those scenarios, and whether to use a weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events. As of September 30, 2022, the Company’s ACL model used three weighted scenarios representing a base-case scenario, an upside scenario, and a downside scenario. The use of three weighted scenarios at September 30, 2022 is consistent with the approach used in the Company’s ACL model at June 30, 2022 and December 31, 2021. The Company’s ACL model at September 30, 2022 includes assumptions concerning the rising interest rate environment, ongoing inflationary pressures throughout the U.S. economy, higher energy prices, the potential impact of the ongoing war between Russia and Ukraine, general uncertainty concerning future economic conditions, and the potential for future recessionary conditions.

The Company has identified certain economic variables that have significant influence in the Company’s model for determining the ACL. These key economic variables include the U.S. unemployment rate, U.S. real GDP growth, CRE prices, and the 10-year U.S. Treasury yield. As of September 30, 2022, the Company’s ACL model assumes the following:

•The U.S. unemployment rate will increase to approximately 5.3% over the next two years.
•U.S. real GDP growth will decelerate through the second quarter of 2023, before returning to more consistent and modest levels of growth through the third quarter of 2024.
•CRE index growth decelerates through the remainder of 2022, experiences modest declines in 2023, before returning to modest levels of growth by the second quarter of 2024.
•The 10-year U.S. Treasury yield remains within a range of 2.9% and 3.2% over the next two years.

The Company considers the need for qualitative adjustments to the ACL on a quarterly basis. Qualitative adjustments may be related to and include, but not be limited to, factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL. Qualitative adjustments at September 30, 2022 include those that increase and decrease the level of allocated ACL to these segments of the loan portfolio: investor loans secured by real estate, business loans secured by real estate, and commercial loans.

The following charts quantify certain factors attributing to the changes in the ACL on loans held for investment for the three and nine months ended September 30, 2022 and September 30, 2021:

ACL change attributions ($ in millions)
For the three months ended September 30, 2022

$196.1
$(1.2)
$(2.7)
$5.4
$(2.1)
$195.5
ACL for LHFI Balance June, 2022
Economic Forecast and Key Variables
Qualitative Factor
Asset Quality
Loan Growth & Composition
ACL for LHFI Balance Sep, 2022
Increase
Decrease

ACL change attributions ($ in millions)
For the three months ended September 30, 2021
$232.8
$(17.9)
$(1.5)
$(5.0)
$3.1
$211.5
ACL for LHFI Balance June, 2021
Economic Forecast and Key Variables
Qualitative Factor
Asset Quality
Loan Growth & Composition
ACL for LHFI Balance Sep, 2021
Increase
Decrease

ACL change attributions ($ in millions)
For the nine months ended September 30, 2022

$197.8
$(6.3)
$(3.7)
$2.1
$5.6
$195.5
ACL for LHFI Balance Dec, 2021
Economic Forecast and Key Variables
Qualitative Factor
Asset Quality
Loan Growth & Composition
ACL for LHFI Balance Sep, 2022
Increase
Decrease

ACL change attributions ($ in millions)
For the nine months ended September 30, 2021
$268.0
$(43.4)
$(3.5)
$(9.7)
$0.1
$211.5
ACL for LHFI Balance Dec, 2020
Economic Forecast and Key Variables
Qualitative Factor
Asset Quality
Loan Growth & Composition
ACL for LHFI Balance Sep, 2021
Increase
Decrease

The decrease in the ACL for loans held for investment during the three months ended September 30, 2022 of $526,000 was comprised of $1.1 million in net charge-offs, partially offset by a $546,000 provision for credit losses. The provision for credit losses for the three months ended September 30, 2022 was reflective of a combination of factors, including an increase due to specific reserves on two individually evaluated loans, and a decrease due to an overall decrease in loans held for investment, changes in the composition of the loan portfolio, and an overall lower balance of qualitative adjustments included in the ACL. The decrease in the ACL for loans held for investment during the nine months ended September 30, 2022 of $2.2 million can be attributed to net charge-offs of $6.8 million, partially offset by a $4.6 million provision for credit losses. The provision for credit losses during the nine months ended September 30, 2022 is largely attributed to an increase in loans held for investment and specific reserves on two individually evaluated loans, partially offset by the favorable impact of macroeconomic forecasts and an overall lower balance of qualitative adjustments included in the ACL. Charge-offs during the three months ended September 30, 2022 are largely attributed to one CRE non-owner-occupied relationship, while charge-offs during the nine months ended September 30, 2022 can be attributed to one C&I lending relationship, as well as one CRE non-owner-occupied lending relationship.

The decrease in the ACL for loans held for investment during the three months ended September 30, 2021 of $21.3 million was comprised of a $19.5 million provision recapture and $1.8 million in net charge-offs. The provision recapture for the three months ended September 30, 2021 was reflective of improving macroeconomic forecasts employed in the Company’s ACL model relative to prior periods and the favorable asset quality profile of the loan portfolio, partially offset by an increase in loans held for investment during the quarter. The decrease in the ACL for the nine months ended September 30, 2021 of $56.5 million was comprised of a $52.4 million provision recapture and $4.2 million in net charge-offs. The provision recapture for the nine months ended September 30, 2021 was also reflective of improving macroeconomic forecasts employed in the Company’s ACL model and the favorable asset quality profile of the loan portfolio, partially offset by an increase in loans held for investment during the first nine months of 2021

At September 30, 2022, the Company believes the ACL was adequate to cover current expected credit losses in the loan portfolio. However, no assurance can be given that we will not, in any particular period, sustain credit losses that exceed the amount reserved, or that subsequent evaluation of our loan portfolio, in light of prevailing factors, including economic conditions that may adversely affect our market area or other circumstances, will not require significant increases in the ACL. In addition, regulatory agencies, as an integral part of their examination process, periodically review our ACL and may require us recognize changes to the ACL based on judgments different from those of management. Should any of the factors considered by management in evaluating the appropriate level of the ACL change, including the size and composition of the loan portfolio, the credit quality of the loan portfolio, as well as forecasts of future economic conditions, the Company’s estimate of current expected credit losses could also significantly change and affect the level of future provisions for credit losses.

The following table sets forth the Company’s ACL, its corresponding percentage of the loan category balance, and the percentage of loan balance to total loans held for investment in each of the loan categories listed for the periods indicated:

	September 30, 2022			December 31, 2021
(Dollars in thousands)	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
Investor loans secured by real estate
CRE non-owner-occupied	$37,104	1.34%	18.6%	$37,380	1.35%	19.4%
Multifamily	56,086	0.90%	41.6%	55,209	0.94%	41.2%
Construction and land	6,440	1.73%	2.5%	5,211	1.88%	1.9%
SBA secured by real estate	2,955	6.87%	0.3%	3,201	6.82%	0.3%
Total investor loans secured by real estate	102,585	1.09%	63.0%	101,001	1.12%	62.8%
Business loans secured by real estate
CRE owner-occupied	31,826	1.28%	16.6%	29,575	1.31%	15.7%
Franchise real estate secured	6,710	1.75%	2.6%	7,985	2.10%	2.7%
SBA secured by real estate	4,785	7.48%	0.4%	4,866	7.03%	0.5%
Total business loans secured by real estate	43,321	1.48%	19.6%	42,426	1.57%	18.9%
Commercial loans
Commercial and industrial	35,498	1.64%	14.5%	38,136	1.81%	14.7%
Franchise non-real estate secured	13,194	3.22%	2.8%	15,084	3.84%	2.7%
SBA non-real estate secured	440	3.81%	0.1%	565	5.12%	0.1%
Total commercial loans	49,132	1.90%	17.4%	53,785	2.15%	17.5%
Retail loans
Single family residential	296	0.39%	0.5%	255	0.27%	0.7%
Consumer loans	215	5.72%	—%	285	5.03%	0.1%
Total retail loans	511	0.65%	0.5%	540	0.53%	0.8%
Total (1)	$195,549	1.31%	100.0%	$197,752	1.38%	100.0%
______________________________
(1) Total loans utilized in the calculation of the ratio of ACL to total loans held for investment includes $68.1 million of the basis adjustment of certain loans included in fair value hedging relationships. Refer to Note 11 – Derivative Instruments for additional information.

At September 30, 2022, the ratio of ACL to loans held for investment was 1.31%, a decrease from 1.38% at December 31, 2021. Our unamortized fair value discount on the loans acquired totaled $59.0 million, or 0.39% of total loans held for investment, at September 30, 2022, compared to $77.1 million, or 0.54% of total loans held for investment, at December 31, 2021.

The following table sets forth the Company’s net charge-offs as a percentage to the average loan held for investment balances in each of the loan categories, as well as other credit related percentages at and for the periods indicated:

	Three Months Ended
	September 30, 2022			June 30, 2022			September 30, 2021
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Investor loans secured by real estate
CRE non-owner-occupied	$1,128	$2,767,511	0.04%	$—	$2,777,618	—%	$—	$2,794,197	—%
Multifamily	—	6,201,458	—%	—	6,141,536	—%	—	5,562,699	—%
Construction and land	—	359,352	—%	—	310,035	—%	—	301,187	—%
SBA secured by real estate	—	43,336	—%	—	48,494	—%	158	54,254	0.29%
Total investor loans secured by real estate	1,128	9,371,657	0.01%	—	9,277,683	—%	158	8,712,337	—%
Business loans secured by real estate
CRE owner-occupied	(19)	2,491,146	—%	(4)	2,437,740	—%	(14)	2,139,455	—%
Franchise real estate secured	—	383,124	—%	—	385,198	—%	—	355,001	—%
SBA secured by real estate	—	69,205	—%	—	71,260	—%	(50)	75,928	(0.07)%
Total business loans secured by real estate	(19)	2,943,475	—%	(4)	2,894,198	—%	(64)	2,570,384	—%
Commercial loans
Commercial and industrial	47	2,222,550	—%	4,848	2,289,380	0.21%	(645)	1,819,372	(0.04)%
Franchise non-real estate secured	—	407,141	—%	448	405,681	0.11%	2,318	390,864	0.59%
SBA non-real estate secured	(26)	12,718	(0.20)%	(16)	13,396	(0.12)%	(15)	14,092	(0.11)%
Total commercial loans	21	2,642,409	—%	5,280	2,708,457	0.19%	1,658	2,224,328	0.07%
Retail loans
Single family residential	(58)	75,888	(0.08)%	(33)	79,071	(0.04)%	(2)	146,535	—%
Consumer	—	3,844	—%	2	4,518	0.04%	—	6,342	—%
Total retail loans	(58)	79,732	(0.07)%	(31)	83,589	(0.04)%	(2)	152,877	—%
Total (1)	$1,072	$14,986,332	0.01%	$5,245	$14,918,800	0.04%	$1,750	$13,659,926	0.01%

Allowance for credit losses to loans held for investment			1.31%			1.30%			1.51%
Nonperforming loans to loans held for investment			0.41%			0.30%			0.25%
Allowance for credit losses to nonperforming loans			323%			441%			603%
______________________________
(1) Average loan balance includes $50.9 million and $45.1 million of average basis adjustment of certain loans included in fair value hedging relationships for the three months ended September 30, 2022 and June 30, 2022, respectively. Refer to Note 11 – Derivative Instruments for additional information.

	For the Nine Months Ended
	September 30, 2022			September 30, 2021
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Investor loans secured by real estate
CRE non-owner-occupied	$1,128	$2,767,770	0.04%	$154	$2,745,965	0.01%
Multifamily	—	6,083,095	—%	—	5,365,091	—%
Construction and land	—	321,860	—%	—	303,852	—%
SBA secured by real estate	70	45,733	0.15%	423	55,692	0.76%
Total investor loans secured by real estate	1,198	9,218,458	0.01%	577	8,470,600	0.01%
Business loans secured by real estate
CRE owner-occupied	(33)	2,399,142	—%	(44)	2,079,927	—%
Franchise real estate secured	—	383,570	—%	—	346,371	—%
SBA secured by real estate	—	71,863	—%	(32)	76,335	(0.04)%
Total business loans secured by real estate	(33)	2,854,575	—%	(76)	2,502,633	—%
Commercial loans
Commercial and industrial	5,233	2,222,749	0.24%	1,225	1,744,845	0.07%
Franchise non-real estate secured	448	400,780	0.11%	2,474	402,239	0.62%
SBA non-real estate secured	6	12,578	0.05%	(19)	14,765	(0.13)%
Total commercial loans	5,687	2,636,107	0.22%	3,680	2,161,849	0.17%
Retail loans
Single family residential	(91)	79,683	(0.11)%	(3)	183,973	—%
Consumer	2	4,399	0.05%	—	6,364	—%
Total retail loans	(89)	84,082	(0.11)%	(3)	190,337	—%
Total (1)	$6,763	$14,756,427	0.05%	$4,178	$13,325,419	0.03%

Allowance for credit losses to loans held for investment			1.31%			1.51%
Nonperforming loans to loans held for investment			0.41%			0.25%
Allowance for credit losses to nonperforming loans			323%			603%
______________________________
(1) Average loan balance includes $36.8 million of average basis adjustment of certain loans included in fair value hedging relationships for the nine months ended September 30, 2022. Refer to Note 11 – Derivative Instruments for additional information.

Investment Securities

We primarily use our investment portfolio for liquidity purposes, capital preservation, and to support our interest rate risk management strategies. Investments totaled $4.05 billion at September 30, 2022, a decrease of $609.0 million, or 13.1%, from $4.66 billion at December 31, 2021, this decrease is primarily due to securities sales, the proceeds of which were utilized primarily to fund higher-yielding loan growth. The decrease in securities was primarily the result of $934.7 million in sales of AFS investment securities, $341.2 million in principal payments, discounts from the AFS securities transferred to HTM, amortizations, and redemptions, and $319.6 million decrease resulting from mark-to-market fair value adjustments, partially offset by $986.6 million in purchases, primarily collateralized mortgage obligations, U.S. Treasury, and corporate debt securities. In general, the purchase of investment securities is primarily related to investing excess liquidity from our banking operations. During the third quarter of 2022, we have maintained a portion of the AFS securities portfolio in highly-liquid, short-term securities while also continuing to lower the effective duration of this portfolio to 3.2 years at September 30, 2022 from 4.1 years at December 31, 2021. This strategy enhances our interest rate sensitivity profile to the current rate environment and provides us with the flexibility to quickly redeploy these funds into higher-yielding assets as opportunities arise.

At September 30, 2022, AFS and HTM investment securities were $2.66 billion and $1.39 billion, respectively, compared to $4.27 billion and $381.7 million, respectively, at December 31, 2021. Due to rising interest rates driven by the Federal Reserve’s policy to fight against inflation, the unrealized losses of AFS investment securities has increased during 2022.

During the third quarter of 2022, there was no investment securities transfer from AFS to HTM. During the first half of 2022, the Company transferred AFS securities of approximately $831.4 million of municipal bonds and $255.0 million of mortgage-backed securities, both of which the Company intends and has the ability to hold to maturity, to HTM securities. The transfer of these securities was accounted for at fair value on the transfer date. In total, the municipal bonds had a net carrying amount of $780.7 million with a pre-tax unrealized loss of $50.8 million, and the mortgage-backed securities had a net carrying amount of $238.8 million with a pre-tax unrealized loss of $16.2 million, both of which were reflected as discounts on the date of transfer. These discounts are accreted into interest income as yield adjustments through earnings over the remaining term of the securities. The amortization of the unrealized holding loss reported in accumulated other comprehensive income largely offsets the effect on interest income of the accretion of the discount. No gains or losses were recorded at the time of transfer. The AFS securities transferred to HTM were investment grade with no credit-related issues as of the transfer date. The transfer of AFS securities to HTM was part of our interest rate risk management strategy to limit future valuation changes resulting from interest rate increases. See Note 4 – Investment Securities to the consolidated financial statements in this Form 10-Q.

The ACL on investment securities is determined for both the AFS and HTM classifications of the investment portfolio in accordance with ASC 326 and evaluated on a quarterly basis. As of September 30, 2022 and December 31, 2021, the Company had an ACL of $91,000 and $22,000, respectively, for HTM investment securities classified as municipal bonds. The Company recognized $18,000 of provision recapture for HTM investment securities during the three months ended September 30, 2022, and $68,000 and $11,000 of provision for credit losses for HTM investment securities during the three months ended June 30, 2022 and September 30, 2021, respectively, and $69,000 and $11,000 during the nine months ended September 30, 2022 and September 30, 2021, respectively. The Company had no ACL for AFS investment securities at September 30, 2022 and December 31, 2021.

The following table sets forth the fair value of AFS and the amortized cost of HTM investment securities as well as the weighted average yields on our investment security portfolio by contractual maturity as of the date indicated. Weighted average yields are an arithmetic computation of income within each maturity range based on the amortized costs of securities, not on a tax-equivalent basis.

	September 30, 2022
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Investment securities available-for-sale:
U.S. Treasury	$9,639	3.72%	$24,226	3.94%	$12,909	1.33%	$—	—%	$46,774	3.10%
Agency	25,329	3.10%	298,271	1.02%	79,143	1.34%	28,120	1.49%	430,863	1.23%
Corporate	—	—%	289,014	3.48%	266,736	3.26%	—	—%	555,750	3.37%
Collateralized mortgage obligations	34,426	3.32%	68,834	3.26%	192,325	2.22%	495,530	2.95%	791,115	2.81%
Mortgage-backed securities	—	—%	34,770	3.32%	468,798	1.10%	333,009	1.71%	836,577	1.43%
Total securities available-for-sale	69,394	3.30%	715,115	2.44%	1,019,911	1.90%	856,659	2.42%	2,661,079	2.21%
HTM investment securities:
Municipal bonds	$—	—%	$10,484	1.60%	$50,556	1.54%	$1,087,194	2.08%	$1,148,234	2.05%
Mortgage-backed securities	—	—%	—	—%	—	—%	235,937	1.75%	235,937	1.75%
Other	—	—%	—	—%	—	—%	1,422	0.97%	1,422	0.97%
Total HTM investment securities	$—	—%	$10,484	1.60%	$50,556	1.54%	$1,324,553	2.02%	$1,385,593	2.00%
Total securities	$69,394	3.30%	$725,599	2.43%	$1,070,467	1.88%	$2,181,212	2.18%	$4,046,672	2.14%

The following table presents the fair value of AFS and the amortized cost of HTM investment securities portfolios by Moody’s credit ratings at September 30, 2022.

(Dollars in thousands)	U.S. Treasury	Agency	Corporate Debt	Municipal Bonds	Collateralized Mortgage Obligations	Mortgage-backed Securities	Other	Total	%
Aaa - Aa3	$46,774	$430,863	$19,804	$1,148,234	$791,115	$1,072,514	$—	$3,509,304	86.7%
A1 - A3	—	—	343,219	—	—	—	—	343,219	8.5%
Baa1 - Baa3	—	—	192,727	—	—	—	1,422	194,149	4.8%
Total	$46,774	$430,863	$555,750	$1,148,234	$791,115	$1,072,514	$1,422	$4,046,672	100.0%

At September 30, 2022, 95.2% of the Company’s investment securities portfolio was rated “A1 - A3” or higher. We continue to monitor the quality of our investment securities portfolio in accordance with current financial conditions and economic environment.

Liabilities and Stockholders’ Equity

Total liabilities were $18.88 billion at September 30, 2022, compared to $18.21 billion at December 31, 2021. The increase of $675.7 million, or 3.7%, from December 31, 2021 was primarily due to a $630.8 million increase in deposits, a $600.0 million increase in FHLB term advances, and a $2.4 million increase in other liabilities, partially offset by decreases of $550.0 million in FHLB overnight advances and $8.0 million in other short-term borrowings.

Deposits.  At September 30, 2022, deposits totaled $17.75 billion, an increase of $630.8 million, or 3.7%, from $17.12 billion at December 31, 2021. The increase in deposits included $999.0 million in brokered certificates of deposit, $112.2 million in interest-bearing checking, and an increase of $18.2 million in noninterest-bearing checking, partially offset by a decrease of $312.7 million in money market/savings and $185.9 million in retail certificates of deposit. The addition of brokered certificates of deposit of varying maturities was a result of our interest rate risk management strategy to bolster our liquidity position and provide greater balance sheet flexibility.

The Company considers total deposits excluding all certificates of deposit and all brokered deposits as core deposits. At September 30, 2022, core deposits totaled $15.87 billion, or 89.5% of total deposits, a decrease of $176.8 million, or 1.1%, from December 31, 2021. The decrease compared to the prior year end was primarily due to the decrease in money market/savings, largely from retail and municipal deposits, partially offset by increases in interest-bearing checking and noninterest-bearing checking. Our core deposits reflect our relationship-focused business model that has resulted in 38.2% of noninterest-bearing checking deposits as a percent of total deposits. Given the rising interest rate environment, it is likely that the deposit costs will continue to increase and the deposit pricing impact may lead to deposit balance fluctuations.

Non-maturity deposits totaled $15.87 billion, or 89.5% of total deposits, a decrease of $182.4 million, or 1.1%, from $16.05 billion, or 93.8% of total deposits, at December 31, 2021.

The total end-of-period weighted average rate of deposits at September 30, 2022 was 0.37%, an increase from 0.04% at December 31, 2021, principally driven by the addition of brokered time deposits as part of our interest rate risk management strategy. While incorporating time deposits into our funding mix will increase our deposit costs in the near term, we believe that locking in this longer-term funding ahead of the Federal Reserve’s anticipated additional interest rate increases will provide more funding flexibility and help us control our overall funding costs going forward. The total end-of-period weighted average rate of core deposits at September 30, 2022 was 0.20%, compared to 0.03% at December 31, 2021.

Our ratio of loans held for investment to deposits was 84.0% and 83.6% at September 30, 2022 and December 31, 2021, respectively.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates as of the last day of each period for each category of deposits presented:

	September 30, 2022			December 31, 2021
(Dollars in thousands)	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
Noninterest-bearing checking	$6,775,465	38.2%	—%	$6,757,259	39.5%	—%
Interest-bearing checking	3,605,498	20.3%	0.30%	3,493,331	20.4%	0.02%
Money market	5,061,027	28.5%	0.41%	5,381,615	31.4%	0.07%
Savings	432,931	2.5%	0.03%	419,558	2.5%	0.02%
Total core deposits	15,874,921	89.5%	0.20%	16,051,763	93.8%	0.03%

Brokered money market	30	—%	0.05%	5,553	—%	0.06%
Time deposit accounts:
Less than 1.00%	555,530	3.1%	0.15%	1,012,473	5.9%	0.18%
1.00 - 1.99	444,222	2.5%	1.71%	39,322	0.3%	1.49%
2.00 - 2.99	417,358	2.3%	2.44%	6,296	—%	2.23%
3.00 - 3.99	454,313	2.6%	3.37%	182	—%	3.45%
4.00 - 4.99	—	—%	—%	—	—%	—%
5.00 and greater	—	—%	—%	—	—%	—%
Total time deposit accounts	1,871,423	10.5%	1.81%	1,058,273	6.2%	0.24%
Total non-core deposits	1,871,453	10.5%	1.81%	1,063,826	6.2%	0.24%
Total deposits	$17,746,374	100.0%	0.37%	$17,115,589	100.0%	0.04%

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Uninsured deposits	$6,168,635	$6,220,802

The estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $297.0 million at September 30, 2022 and $357.1 million at December 31, 2021. The following table sets forth the maturity distribution of the estimated uninsured time deposits:

(Dollars in thousands)	September 30, 2022	December 31, 2021
3 months or less	$124,538	$297,595
Over 3 months through 6 months	137,876	28,187
Over 6 months through 12 months	27,248	23,051
Over 12 months	7,337	8,287
Total	$296,999	$357,120

Borrowings.  At September 30, 2022, total borrowings amounted to $931.0 million, an increase of $42.5 million, or 4.8%, from $888.6 million at December 31, 2021. Total borrowings at September 30, 2022 were comprised of $600.0 million of FHLB term advances and $331.0 million of subordinated debentures. The increase in borrowings at September 30, 2022 as compared to December 31, 2021 was primarily due to an increase of $600.0 million in FHLB term advances, partially offset by a $550.0 million decrease in FHLB overnight advances and an $8.0 million decrease in other short-term borrowings. The increase in FHLB term advances was consistent with the Bank’s strategy to provide liquidity and reduce interest rate risk. At September 30, 2022, total borrowings represented 4.3% of total assets and had an end-of-period weighted average rate of 3.27%, compared with 4.2% of total assets and an end-of-period weighted average rate of 2.12% at December 31, 2021.

At September 30, 2022, total subordinated debentures were comprised of the following:

•Subordinated notes of $60.0 million at a fixed rate of 5.75% due September 3, 2024 (the “Notes I”) and a carrying value of $59.8 million, net of unamortized debt issuance cost of $239,000. Interest is payable semiannually at 5.75% per annum;
•Subordinated notes of $125.0 million at 4.875% fixed-to-floating rate due May 15, 2029 (the “Notes II”) and a carrying value of $123.3 million, net of unamortized debt issuance cost of $1.7 million. Interest is payable semiannually at an initial fixed rate of 4.875% per annum. From and including May 15, 2024, but excluding the maturity date or the date of earlier redemption, the Notes II will bear interest at a floating rate equal to three-month LIBOR plus a spread of 2.50% per annum, payable quarterly in arrears; and
•Subordinated notes of $150.0 million at 5.375% fixed-to-floating rate due June 15, 2030 (the “Notes III”) and a carrying value of $148.0 million, net of unamortized debt issuance cost of $2.0 million. Interest on the Notes III accrue at a rate equal to 5.375% per annum from and including June 15, 2020 to, but excluding, June 15, 2025, payable semiannually in arrears. From and including June 15, 2025 to, but excluding, June 15, 2030 or the earlier redemption date, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be three-month term SOFR, plus a spread of 517 basis points, payable quarterly in arrears.

For additional information about the subordinated debentures, see Note 8 – Subordinated Debentures to the Consolidated Financial Statements in this Form 10-Q.

The following table sets forth certain information regarding the Company’s borrowed funds at the dates indicated:

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB advances	$600,000	2.15%	$550,000	0.20%
Other borrowings	—	—%	8,000	2.15%
Subordinated debentures	331,045	5.32%	330,567	5.33%
Total borrowings	$931,045	3.27%	$888,567	2.12%

Weighted average cost of borrowings during the quarter	3.31%		4.59%
Borrowings as a percent of total assets	4.3%		4.2%

Stockholders’ Equity.  Total stockholders’ equity was $2.74 billion as of September 30, 2022, a $150.9 million decrease from $2.89 billion at December 31, 2021. The decrease in stockholders’ equity was primarily due to $273.3 million in comprehensive loss from the impact of higher interest rates on our AFS securities portfolio, and $93.8 million in cash dividends, partially offset by $210.1 million net income.

Our book value per share decreased to $28.79 at September 30, 2022 from $30.58 at December 31, 2021. At September 30, 2022, the Company’s tangible common equity to tangible assets ratio was 8.59%, a decrease from 9.52% at December 31, 2021. Our tangible book value per share was $18.68, compared to $20.29 at December 31, 2021. The decreases in the ratio of tangible common equity to tangible assets and tangible book value per share at September 30, 2022 from the prior year-end were primarily driven by the other comprehensive loss from the impact of higher interest rates on our AFS securities portfolio. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis.

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

In addition to the interest payments on loans and investments as well as fees collected on the services we provide, our primary sources of funds generated during the first nine months of 2022 were from:

•Principal payments on loans held for investment of $1.97 billion;
•Proceeds of $1.20 billion from the sale, payments, or maturity of securities;
•Deposit growth of $630.8 million; and
•Increased FHLB advances and other borrowings of $42.0 million.

We used these funds to:

•Originate loans held for investment of $2.58 billion;
•Purchase AFS securities of $987.0 million;
•Return capital to shareholders through $93.8 million in dividends; and
•Originate loans held for sale of $57.7 million;

Our most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on our operating, lending, and investing activities during any given period. We endeavor to take a prudent, proactive approach to liquidity management, as evidenced by our balance-sheet-oriented initiatives throughout 2022. At September 30, 2022, cash and cash equivalents totaled $739.2 million. If additional liquidity is needed or otherwise desired as part of our liquidity management strategy, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve Board’s lending programs, brokered deposits, as well as loan and investment securities sales. As of September 30, 2022, the Bank had secured borrowing capacity with FHLB of $6.83 billion, of which $5.55 billion was remaining available for borrowing, based on collateral pledged of $8.84 billion at carrying value in qualifying loans. At September 30, 2022, we had $600.0 million in FHLB term borrowings. At September 30, 2022, we also had a $192,000 line with the FRB discount window secured by investment securities, as well as unsecured lines of credit aggregating to $330.0 million with other correspondent banks from which to purchase federal funds, and AFS investment securities with the aggregate market value of $2.66 billion. As of September 30, 2022, our liquidity ratio was 17.8%, which is above the Company’s minimum policy requirement of 10.0%. The Company regularly monitors liquidity, models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

To the extent that 2022 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit, or other sources.

The Bank maintains liquidity guidelines in the Company’s Liquidity Policy that permits the purchase of brokered deposit funds, in an amount not to exceed 10% of total deposits or 8% of total assets, as a secondary source for funding. At September 30, 2022, we had $999.0 million in brokered deposits, which constituted 5.63% of total deposits and 4.62% of total assets at that date. During the three and nine months ended September 30, 2022, the Bank added approximately $400.0 million and $1.00 billion, respectively, in brokered certificates of deposit as part of the interest rate risk management strategy to bolster our liquidity position and provide greater balance sheet flexibility.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations. During the nine months ended September 30, 2022, the Bank paid $93.8 million in dividends to the Corporation.

The Corporation maintains a line of credit of $25.0 million with U.S. Bank that will expire on September 26, 2023. The Corporation anticipates renewing the line of credit upon expiration. This line of credit provides an additional source of liquidity at the Corporation level. At September 30, 2022, the Corporation had no outstanding balances against this line.

During the each of the first three quarters of 2022, the Corporation declared a quarterly dividend payment of $0.33 per share. On October 19, 2022, the Company's Board of Directors declared a $0.33 per share dividend, payable on November 10, 2022 to stockholders of record as of October 31, 2022. The Corporation’s Board of Directors periodically reviews whether to declare or pay cash dividends, taking into account, among other things, general business conditions, the Company’s financial results, future prospects, capital requirements, legal and regulatory restrictions, and such other factors as the Corporation’s Board of Directors may deem relevant.

On January 11, 2021, the Company’s Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock, representing approximately 5% of the Company’s issued and outstanding shares of common stock and approximately $150 million of common stock as of December 31, 2020 based on the closing price of the Company’s common stock on December 31, 2020. During the nine months ended September 30, 2022, the Company did not repurchase any shares of common stock. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs. The following schedule summarizes maturities and principal payments due on our contractual obligations, excluding accrued interest:

	September 30, 2022
(Dollars in thousands)	Less than 1 year	More than 1 year	Total
FHLB advances and other borrowings	$200,000	$400,000	$600,000
Subordinated debentures	—	331,045	331,045
Certificates of deposit	1,466,493	404,930	1,871,423
Operating leases	19,746	49,324	69,070
Affordable housing partnerships commitment	6,914	8,595	15,509
Total contractual cash obligations	$1,693,153	$1,193,894	$2,887,047

We believe that the Company’s liquidity sources will be sufficient to meet the contractual obligations as they become due through the maintenance of adequate liquidity levels.

In the ordinary course of business, we enter into various transactions to meet the financing needs of our customers which, in accordance with GAAP, are not included in our consolidated balance sheets. These transactions include off-balance sheet commitments, including commitments to extend credit and standby letters of credit, and commitments to fund investments that qualify for CRA credit. The following table presents a summary of the Company’s commitments to extend credit by expiration period:

	September 30, 2022
(Dollars in thousands)	Less than 1 year	More than 1 year	Total
Loan commitments to extend credit	$1,359,644	$1,421,109	$2,780,753
Standby letters of credit	42,802	—	42,802
Total	$1,402,446	$1,421,109	$2,823,555

Since many commitments to extend credit are expected to expire, the total commitment amounts do not necessarily represent future cash requirements. For further information, see Note 15 - Off-Balance Sheet Arrangements, Commitments, and Contingencies, to the consolidated financial statements of the Company’s 2021 Form 10-K.

Regulatory Capital Compliance

The Corporation and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

Final comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III,” became effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. The capital conservation buffer fully phased in at 2.50% by January 1, 2019. At September 30, 2022, the Company and Bank are in compliance with the capital conservation buffer requirement and exceeded the minimum common equity Tier 1, Tier 1, and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.00%, 8.50%, and 10.50%, respectively, and the Bank qualified as “well capitalized” for purposes of the federal bank regulatory prompt corrective action regulations. The regulatory capital ratios of the Company and Bank further strengthened at September 30, 2022 compared to the capital ratios at December 31, 2021.

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

For regulatory capital purposes, the Corporation’s subordinated debt is included in Tier 2 capital, the eligible amount of which is phased out by 20% of the original amount at the beginning of each of the last five year before maturity. See Note 8 – Subordinated Debentures for additional information.

As defined in applicable regulations and set forth in the table below, the Corporation and the Bank continue to exceed the regulatory capital minimum requirements, and the Bank continues to exceed the “well capitalized” standards and the required conservation buffer at the dates indicated:

	Actual	Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer	Minimum Required For Well Capitalized Requirement
September 30, 2022
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	10.12%	4.00%	N/A
Common equity tier 1 capital ratio	12.36%	7.00%	N/A
Tier 1 capital ratio	12.36%	8.50%	N/A
Total capital ratio	14.83%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	11.64%	4.00%	5.00%
Common equity tier 1 capital ratio	14.23%	7.00%	6.50%
Tier 1 capital ratio	14.23%	8.50%	8.00%
Total capital ratio	15.05%	10.50%	10.00%

	Actual	Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer	Minimum Required For Well Capitalized Requirement
December 31, 2021
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	10.08%	4.00%	N/A
Common equity tier 1 capital ratio	12.11%	7.00%	N/A
Tier 1 capital ratio	12.11%	8.50%	N/A
Total capital ratio	14.62%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	11.62%	4.00%	5.00%
Common equity tier 1 capital ratio	13.96%	7.00%	6.50%
Tier 1 capital ratio	13.96%	8.50%	8.00%
Total capital ratio	14.70%	10.50%	10.00%

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

The following table shows the projected NII and net interest margin of the Company at September 30, 2022 and December 31, 2021, assuming instantaneous parallel interest rate shifts in the first month of the following quarter:

September 30, 2022
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
200	814,797	23,841	3.0%	4.18%
100	803,665	12,709	1.6%	4.12%
Static	790,956	—	—%	4.06%
-100	775,816	(15,140)	(1.9)%	3.98%
-200	745,052	(45,904)	(5.8)%	3.82%

December 31, 2021
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
200	683,485	19,799	3.0%	3.60%
100	672,776	9,090	1.4%	3.55%
Static	663,686	—	—%	3.50%
-100	641,475	(22,211)	(3.3)%	3.38%
-200	608,007	(55,679)	(8.4)%	3.21%

The following table shows the EVE and projected change in the EVE of the Company at September 30, 2022 and December 31, 2021, assuming instantaneous parallel interest rate shifts in the first month of the following quarter:

September 30, 2022
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
200	3,954,547	42,786	1.1%	21.59%
100	3,948,802	37,041	0.9%	20.95%
Static	3,911,761	—	—%	20.16%
-100	3,789,614	(122,147)	(3.1)%	18.98%
-200	3,510,712	(401,049)	(10.3)%	17.11%

December 31, 2021
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
200	3,146,242	169,608	5.7%	16.75%
100	3,088,311	111,677	3.8%	15.90%
Static	2,976,634	—	—%	14.82%
-100	2,774,297	(202,337)	(6.8)%	13.37%
-200	2,349,722	(626,912)	(21.1)%	10.99%

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 11, 2021, the Company’s Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock. The stock repurchase program may be limited or terminated at any time without notice. During the third quarter of 2022, the Company did not repurchase any shares of common stock.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the third quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 to July 31, 2022	—	$—	—	4,245,056
August 1, 2022 to August 31, 2022	—	—	—	4,245,056
September 1, 2022 to September 30, 2022	—	—	—	4,245,056
Total	—		—
Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit 2.1	Agreement and Plan of Reorganization, dated as of January 31, 2020 by and between Pacific Premier Bancorp, Inc., Pacific Premier Bank and Opus Bank (1)
Exhibit 3.1	Second Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
Exhibit 3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (2)
Exhibit 4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (3)
Exhibit 4.2	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the SEC upon request.
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page of Pacific Premier Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (contained in Exhibit 101)

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

PACIFIC PREMIER BANCORP, INC.,

Date:	November 4, 2022	By:	/s/ Steven R. Gardner
Steven R. Gardner
Chairman, Chief Executive Officer, and President
(Principal Executive Officer)

Date:	November 4, 2022	By:	/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)