Form 10-K
period 2022-12-31
PACIFIC PREMIER BANCORP INC
filed 2023-02-24
CIK 1028918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐1

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐1
______________________________
1 Per SEC guidance, this blank checkbox is included on this cover page but no disclosure with respect thereto shall be made until the adoption and effectiveness of related stock exchange listing standards.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, was approximately $2.70 billion and was based upon the closing price per share as reported on the NASDAQ Stock Market as of June 30, 2022, the last business day of the most recently completed second fiscal quarter.

As of February 17, 2023, the Registrant had 95,023,173 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

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

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•The strength of the United States (“U.S.”) economy in general and the strength of the local economies in which we conduct operations;
•The effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
•Interest rate, liquidity, economic, market, credit, operational and inflation risks associated with our business, including the speed and predictability of changes in these risks;
•Our ability to attract and retain deposits and to access other sources of liquidity;
•Business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic markets, including the tight labor market, ineffective management of the U.S. Federal budget or debt or turbulence or uncertainty in domestic or foreign financial markets;
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
•Compliance risks, including the costs of monitoring, testing, and maintaining compliance with complex laws and regulations;
•The effectiveness of our risk management framework and quantitative models;
•The transition away from USD London Interbank Offering Rate (“LIBOR”) and related uncertainty as well as the risks and costs related to our adoption of Secured Overnight Financing Rate (“SOFR”);

•The effect of changes in accounting policies and practices or accounting standards, as may be adopted from time to time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”), or other accounting standards setters, including Accounting Standards Update (“ASU” or “Update”) 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the Current Expected Credit Loss (“CECL”) model, which has changed how we estimate credit losses and may further increase the required level of our allowance for credit losses in future periods;
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
•Geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, including the war between Russia and Ukraine, which could impact business and economic conditions in the U.S. and abroad;
•Public health crises and pandemics, including with respect to COVID-19, and their effects on the economic and business environments in which we operate, including on our credit quality and business operations, as well as the impact on general economic and financial market conditions;
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

GENERAL DEVELOPMENT AND DESCRIPTION OF OUR BUSINESS

We are a California-based bank holding company incorporated in 1997 in the State of Delaware and a registered bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”). Our wholly-owned subsidiary, Pacific Premier Bank, is a California state-chartered commercial bank. The Bank was founded in 1983 as a state-chartered thrift and subsequently converted to a federally-chartered thrift in 1991. The Bank converted to a California-chartered commercial bank and became a member of the Federal Reserve System in March 2007. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”), which is a member bank of the Federal Home Loan Bank System. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount currently allowable under federal law. The Bank is currently subject to examination and regulation by the Federal Reserve and the Federal Reserve Bank of San Francisco (“FRB”), the California Department of Financial Protection and Innovation (“DFPI”), the Consumer Financial Protection Bureau (“CFPB”), and the FDIC. We primarily conduct business throughout the Western Region of the U.S. from our 59 full-service depository branches located in Arizona, California, Nevada, and Washington.

As a result of our organic and strategic growth strategy we have developed a variety of banking products and services within our targeted markets in the Western U.S. tailored to small- and middle-market businesses, corporations, including the owners and employees of those businesses, professionals, real estate investors, and non-profit organizations. We have developed nationwide specialty banking products and services for Homeowners’ Associations (“HOA”) and HOA management companies, as well as experienced owner-operated franchisees in the quick service restaurant (“QSR”) industry. We have also expanded our specialty product and service offerings to include commercial escrow and exchange services through our Commerce Escrow division, which facilitates commercial escrow services and tax-deferred commercial real estate exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended, as well as individual retirement account (“IRA”) custodial and maintenance services through our Pacific Premier Trust division, which serves as a custodian for self-directed IRAs.

At December 31, 2022, we had consolidated total assets of $21.69 billion, net loans of $14.48 billion, total deposits of $17.35 billion, and consolidated total stockholders’ equity of $2.80 billion. At December 31, 2022, the Bank was considered a “well capitalized” financial institution for regulatory capital purposes.

Our Strategic Focus

We strive to be an innovative, growth-oriented organization, focused on building shareholder value through delivering consistent financial performance, creating franchise value, practicing sound risk management across the enterprise, and effectively and prudently managing capital. We have a significant market presence and a strong core deposit base in several major metropolitan markets along the Western U.S.

Our business strategy is centered on continuing to drive profitable growth and generate operational efficiencies with an emphasis on expanding client relationships and leveraging our investments in technology. Throughout our history, we have achieved our growth objectives through a two-pronged approach of organic growth and strategic acquisitions.

•Organic Growth. We offer a full suite of products and services to a wide range of businesses. Our organic growth initiatives are focused primarily on new and existing small- and middle-market business clients. Our strategy is to leverage technology, our disciplined approach to business development, and ability to provide exceptional client service to reinforce our relationship-based business banking model and deepen our existing client relationships. We have designed our deposit products, digital banking platform, and treasury management services specifically with these clients in mind.

•Strategic Growth. We have successfully completed 11 acquisitions since 2011, with our most recent acquisition completed in June 2020. Through this strategic growth, we have expanded our customer base into new geographies and have diversified and enhanced the types of products and services we are able to offer, particularly with respect to specialty businesses.

While executing on our two-pronged approach to growth, we have maintained our focus on prudent liquidity and capital management, as well as comprehensive and effective enterprise risk management. In addition, as our organization has grown in size, complexity, and geographic reach, our commitment to promoting a diverse, inclusive and equitable environment for our professionals and the communities we serve has become increasingly important to our long-term success. We have incorporated Environmental, Social and Governance (“ESG”) related initiatives that are focused on climate risk, human capital, diversity and inclusion, community development, and corporate governance, as part of our enterprise risk management framework. For additional information, please refer to our Corporate Social Responsibility report and related ESG disclosures available on the Pacific Premier Bancorp, Inc. Investors website at https://investors.ppbi.com.

Commercial Lending

We believe our effective execution of our long-term growth objectives has positioned us to provide a full complement of flexible and structured loan products tailored to meet the diverse borrowing and capital needs of our customers. Our primary lending business continues to focus on small- and medium-sized businesses and corporations through commercial business loans, lines of credit, SBA loans, commercial real estate loans, agribusiness loans, franchise lending, home equity lines of credit, and construction loans.

•Commercial and Industrial (“C&I”) and Franchise Lending.  We originate C&I loans secured by business assets including inventory, receivables, and machinery and equipment to businesses located in our primary market area. Loan types include revolving lines of credit, term loans, seasonal loans, and loans secured by liquid collateral such as cash deposits or marketable securities. Franchise credit facilities not secured by real estate, agricultural loans not secured by real estate, and HOA credit facilities are included in C&I loans. Franchise loans are made to QSR franchises nationwide and include financing for equipment, real estate, new store development, remodeling, refinancing, acquisition, and recapitalization. We also issue letters of credit on behalf of our customers, backed by deposits or other collateral with the Company. At December 31, 2022, C&I loans, including franchise loans not secured by real estate and agricultural loans not secured by real estate, totaled $2.57 billion, constituting 17.5% of our gross loans held for investment. At December 31, 2022, we had commitments to extend additional credit on C&I loans up to $1.84 billion.

•Commercial Owner-Occupied Real Estate Lending.  We originate loans secured by owner-occupied commercial real estate (“CRE”), such as small office and light industrial buildings, and mixed-use commercial properties located in our primary market areas. We also make loans secured by special purpose properties, such as gas stations and churches. Franchise loans secured by real estate are also included in this category. Pursuant to our underwriting policies, owner-occupied CRE loans may be made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the collateral property. Loans are generally made for terms of up to 25 years with amortization periods up to 25 years. At December 31, 2022, we had $2.81 billion of owner-occupied CRE secured loans, constituting 19.2% of our gross loans held for investment.

•Commercial Non-Owner-Occupied Real Estate Lending.  We originate loans that are secured by CRE, such as retail centers, small office and light industrial buildings, and mixed-use commercial properties located in our primary market areas and not occupied by the borrower. We also make loans secured by special purpose properties, such as hotels and self-storage facilities. Pursuant to our underwriting practices, non-owner-occupied CRE loans may be made in amounts up to 75% of the lesser of the appraised value or the purchase price of the collateral property. We consider the net operating income of the property and typically require a stabilized debt service coverage ratio of at least 1.25:1, based on the qualifying loan interest rate. Loans are generally made for terms of up to 10 years, with amortization periods up to 25 years. At December 31, 2022, we had $2.66 billion of non-owner- occupied CRE secured loans, constituting 18.1% of our gross loans held for investment.

•Multifamily Residential Lending.  We originate and purchase loans secured by multifamily residential properties (five units and greater) located in our primary market areas. Pursuant to our underwriting practices, multifamily residential loans may be made in an amount up to 75% of the lesser of the appraised value or the purchase price of the collateral property. In addition, we generally require a stabilized minimum debt service coverage ratio of at least 1.25:1, based on the qualifying loan interest rate. Loans are generally made for terms of up to 10 years with amortization periods up to 30 years. Loans can be made with interest-only periods of up to 5 years. At December 31, 2022, we had $6.11 billion of multifamily real estate secured loans, constituting 41.6% of our gross loans held for investment.

•Construction Lending.  We originate loans for the construction of for-sale 1-4 family homes, multifamily residences, and CRE properties in our market areas. We concentrate our 1-4 family construction lending on single homes and small infill projects in established neighborhoods where there is not abundant land available for development. Multifamily and commercial construction loans are made to experienced developers for projects with strong market demand. Pursuant to our underwriting practices, construction loans may be made in an amount up to the lesser of 80% of the expected completed value of or 85% of the cost to build the collateral property. Loans generally are made solely for the term of construction, typically less than 24 months. We require that the owner’s equity is injected prior to advancing the loan proceeds. At December 31, 2022, construction loans totaled $365.6 million, constituting 2.5% of our gross loans held for investment.

•HOA Lending. We originate loans to HOAs, HOA management companies, property management companies, and their respective clients nationwide. These services include customized accounts receivable and accounts payable tools, real time information and image reporting, which often integrates seamlessly into the customer’s accounting and property management software via our proprietary Pacific Premier Bank API platform. At December 31, 2022, we had $96.6 million of HOA loans, which represented less than 1% of our gross loans held for investment.

•SBA Lending. We provide Small Business Administration (“SBA”) and U.S. Department of Agriculture (“USDA”) loans nationwide, which provide entrepreneurs and small business owners access to credit needed for equipment, working capital, real estate, and overall growth. We are approved to originate loans under the SBA’s Preferred Lenders Program, enabling us to originate loans within a significantly shorter timeframe from application to funding.

Although we do not originate traditional consumer one-to-four family residential mortgages, we have acquired single family residential mortgages through our bank acquisitions. We originate a limited number of consumer loans, generally for existing banking customers, which consist primarily of home equity lines of credit, small balance personal unsecured loans, and savings account secured loans. Before we make a consumer loan, we assess the applicant’s ability to repay the loan and, if applicable, the value of the collateral securing the loan. At December 31, 2022, we had $73.0 million in single family residential loans inclusive of home equity lines of credit and $3.3 million in consumer loans, both of which represented less than 1% of our gross loans held for investment.

Additional Businesses

•Pacific Premier Trust. This division serves as a custodian for alternative assets held in qualified self-directed IRA accounts, including investments in private equity, real estate, notes, cash, and other non-exchange traded assets. Through our Pacific Premier Trust division, we work with self-directed investors, financial institutions, capital raisers, and financial advisors to make tax-advantaged investments in alternative assets. Pacific Premier Trust is responsible for facilitating the initial investment and administering the assets in its clients' accounts over the lifetime of the assets. As of December 31, 2022, through our Pacific Premier Trust division, we had $17.08 billion of custodial assets and approximately 39,000 client accounts.

•Commerce Escrow. We facilitate Section 1031 exchange transactions and provide a variety of real-property and non-real property escrow services. As of December 31, 2022, Commerce Escrow had $670 million of low-cost deposits.

Diversifying Our Loan Portfolio

The graphics below show the diversification of our loans held for investment as of December 31, 2022 by loan type and geography.

Leveraging Technology to Enhance Our Banking Products and Services and Facilitate Organic Growth

We are committed to leveraging technology to expand our suite of banking products and services and to enhance our organic growth initiatives. As a result, our strategic plan is focused on driving organic growth through a technology-enabled business development process. Examples of our technology advancements to enhance our banking products and services include:

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

•During 2022, we expanded our digital market management capabilities, deploying marketing campaigns that send electronic communications to prospective and existing clients on behalf of Pacific Premier.

We believe that these and other innovative technologies and processes have contributed significantly to our organic growth and our ability to develop and expand our specialty banking products.

Creating Stockholder Value through Strategic Growth

We have a long history of creating value for stockholders through successfully executing transactions in a timely and effective manner. We have been able to complete system conversions, branch consolidations, and staffing adjustments efficiently through the vast majority of our transactions. Successful execution of this strategy has allowed us to realize the combined operational synergies and benefits to our organization quickly.

The following chart depicts the increase in our tangible book value (“TBV”) per share, which has more than doubled since 2013, reflecting successful execution of our overall growth strategy:
For additional details, see “Non-GAAP measures” presented under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Prudent Liquidity and Capital Management

Low-Cost Deposits as a Funding Source. Deposits represent our primary source of funds for our lending and investing activities. Through our branches and our website at www.ppbi.com, we offer a broad array of deposit products and services, including checking, money market and savings accounts, electronic banking services, treasury management services, and online bill payment. In addition, we are able to generate low-cost core deposits through our specialty business lines. For example, our Pacific Premier Trust division maintains balances of ancillary custodial client cash assets held in clients’ accounts as deposits at the Bank. Our Commerce Escrow division maintains balances of escrow funds and the sale proceeds of properties to be exchanged in tax-deferred 1031 exchanges as deposits at the Bank. In addition, our HOA & Property Banking division generates low-cost deposits through the specialized treasury and cash management deposit products we offer. Additionally, we periodically utilize both wholesale and brokered deposits to supplement our generation of deposits from businesses and consumers.

The charts below show our deposit mix as of December 31, 2022 and our average cost of deposits compared to the period-end Federal Funds Rate for the fourth quarter in 2021 and each quarter in 2022.

Liquid, Highly-Rated Securities Portfolio. A key part of our liquidity management strategy is investing in liquid, highly-rated municipal, mortgage-backed, agency, and U.S. Treasury securities. At December 31, 2022, our available-for-sale securities totaled $2.60 billion, or 12% of total assets, with an effective duration of 3.1 years and approximately 95% of investments with a credit rating of “A1 - A3” or higher.

Access to Short-Term Borrowings. We strategically utilize short-term borrowings to manage our liquidity. The Bank maintains a line of credit with the FHLB that provides for advances totaling up to 40% of the Bank’s total assets. In addition, as of December 31, 2022, the Bank has unsecured lines of credit with seven correspondent banks for a total amount of $330.0 million and access through the Federal Reserve discount window to borrow $170,000 secured by investment securities. The Corporation also has access to short-term borrowings through a $25.0 million line of credit it maintains with another bank.

Strategically Accessing the Debt Capital Markets. We have a history of strategically and successfully accessing the capital markets to supplement our liquidity and capital. Most recently, in June 2020, the Corporation issued $150.0 million aggregate principal amount of 5.375% fixed-to-floating rate subordinated notes due 2030 in an underwritten public offering. This offering followed the Corporation’s May 2019 issuance of $125.0 million aggregate principal amount of 4.875% fixed-to-floating rate subordinated notes due 2029 in an underwritten public offering. Prior to that, the Corporation last accessed the debt capital markets in 2014 with an issuance of $60 million aggregate principal amount of 5.75% subordinated notes due 2024 in a private placement consummated in 2014. We had an aggregate amount of subordinated indebtedness of approximately $331.2 million as of December 31, 2022.

Returning Capital to Stockholders through Our Dividend and Share Repurchase Programs. In light of our growth over the last 10 years, we have significantly enhanced our ability to generate capital through consistent earnings. As a result, in January 2019, we announced the initiation of a quarterly cash dividend, which originated at $0.22 per share. Since then, we have increased the quarterly cash dividend amount four times, resulting in an annual cash dividend of $1.32 per share in 2022. In January 2023, the Company announced a quarterly cash dividend of $0.33 per share.

In January 2021, we also announced that our Board of Directors (the “Board”) approved a new stock repurchase program, which authorizes us to repurchase up to 4,725,000 shares of our common stock representing approximately 5% of our issued and outstanding shares of common stock and approximately $150 million of common stock as of December 31, 2020, based on the closing price of the Company’s common stock on December 31, 2020. During 2022, the Company did not repurchase any shares of common stock.

Enterprise Risk Management

We place significant emphasis on risk management as an integral component of our corporate governance and organizational culture. We believe that our emphasis on risk management is critical to achieving our strategic goals and objectives.

Board Oversight of Enterprise Risk Management. Our Board has established an Enterprise Risk Committee to oversee the design and implementation of our enterprise risk management program. Our Enterprise Risk Committee’s primary purposes are to (i) monitor and review our enterprise risk management framework and risk appetite for credit, market, liquidity, operational, information technology and information security, compliance and legal, strategic, and reputation risks, and (ii) monitor and review the adequacy of our enterprise risk management functions.

Enterprise Risk Management (“ERM”) Framework. Our management is responsible for the design, implementation, and maintenance of our ERM framework, which is designed to facilitate prudent risk-taking in pursuit of our strategic, business, and financial objectives, and to guide decisions regarding the appropriate balance between risk and return considerations. Our Board approves our risk appetite statement, which sets forth the amount and type of risks we are willing to accept. Our ERM framework provides the context for aligning our risk-taking activities with our risk appetite, including establishment of a risk-aware culture. We maintain policies and procedures that provide for risk identification, assessment, measuring, monitoring, and reporting. Tools applied in managing risk include, among others, limits and thresholds, underwriting and operating standards, and delegated authority levels.

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

Commitment to Prudent Credit Risk Management and Underwriting Standards. We have adopted credit policies that establish guidelines for originating loans, managing our credit-related objectives, risk tolerance and portfolio concentration thresholds, and complying with applicable regulatory and statutory requirements. Through these credit policies, we aim to strike a balance between our credit quality standards and our desire to maintain a prudent level of flexibility for our employees to structure loans that achieve our clients’ objectives. Our credit policies are maintained by Credit Administration, which is a function under our Chief Risk Officer and led by our Chief Credit Officer as a direct report of the Chief Risk Officer, and are reviewed by the Board at least annually.

We believe that our commitment to prudent credit risk management and underwriting standards allowed us to successfully navigate various periods of economic volatility. The graphics below show our non-performing assets, past due loans, classified loans, and net charge-offs, each as a percentage of total loans, for the fourth quarter in 2021 and each quarter in 2022.

As a California state-chartered commercial bank, we are subject to Section 1481 of the California Financial Code (the “Financial Code”), which establishes the rules that limit the aggregate amount of secured and unsecured loans to a single borrower and its related interests to 25% and 15%, respectively, of unimpaired capital and surplus. The eligibility of the personal property or collateral held as security is based on California regulations. Our credit policies establish internal lending limits below our $828.5 million legal lending limit for secured loans and $497.1 million legal lending limit for unsecured loans as of December 31, 2022. At December 31, 2022, our largest aggregate outstanding balance of loans to one borrower was $224.5 million, primarily comprised of an asset-based line of credit.

ESG Program Framework and Oversight. We are committed to integrating ESG considerations across our business practices and operations. Our priority is to mitigate risk and improve performance, while optimizing positive impact on our business, society, and the environment. Our commitment to ESG begins at the top with our Board of Directors. To assist in this effort, the Board has tasked the Nominating and Governance Committee (composed entirely of independent directors) with responsibility for overseeing the Company’s ESG strategy, policies, and related program. While the Nominating and Governance Committee is responsible for overall strategies, policies, and initiatives related to ESG, specific aspects of ESG are also overseen by other Board committees. In addition, our full Board regularly receives reporting updates on our ESG program, initiatives, and progress.

Cybersecurity

Informational Security Program Oversight. Cybersecurity is a major component of our overall risk management approach. Our Board of Directors and the Enterprise Risk Committee oversee risks related to information security and cybersecurity. The Board establishes the information security risk appetite, as set forth in the Bank’s risk appetite statement, and approves the information security program. Cybersecurity and data privacy risks are integrated into our enterprise risk management process, in which key risk metrics are evaluated by the Enterprise Risk Committee quarterly and reviewed by the full Board.

Employee Education and Training. By the very nature of our business, handling sensitive data is a part of daily operations and is taken very seriously by all employees. The threat of cybersecurity attacks is ever changing, becoming more sophisticated by the day, and requires all levels of the organization to be cognizant and aware of these threats at all times. As such, we maintain a comprehensive cybersecurity strategy that includes, but is not limited to: regular employee cybersecurity training and communications; preventative, detective, alerting, and defense in-depth technologies; regular internal and third-party program oversight; policies and procedures regularly reviewed and designed with regulatory and industry guidance; an incident response plan to minimize potential risk to operations, and reduce the risk that cyberattacks would be successful; a threat intelligence program assessing changes to the threat landscape and impact to the Bank and its vendors; and regular reviews of vendors who maintain sensitive data on behalf of the Bank. All employees are educated at least annually about the importance of consumer and customer confidentiality, information security, and privacy. In addition, security procedures have been implemented that help prevent unauthorized access to consumer and customer information and will safeguard the information that is exchanged with third parties in accordance with applicable laws and regulations, including the Graham-Leach-Bliley Act (“GLBA”), Federal Right to Financial Privacy Act (“RFPA”) and California Privacy Rights Act (“CPRA”). The Company’s information security and cybersecurity programs align with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. The majority of our data is stored at on premise data centers and employ an in-depth, layered, and defensive approach that leverages people, processes, and technology to manage and maintain cybersecurity controls.

Investment. We continually invest in leading-edge information security tools and a team of dedicated cybersecurity professionals to leverage technologies to identify and mitigate existing and emerging threats.

Audit and Controls. Our internal audit department is charged with auditing our cybersecurity and data governance and privacy programs, among other responsibilities. Additionally, our cybersecurity system is periodically tested by independent third parties and audited annually by an external firm with expertise in information security. Given that cybersecurity threat actors are continuously adapting their techniques, it is important to note that no cybersecurity program is completely infallible. However, to date, we have not detected any material compromise to our systems, our vendors’ platforms, or experienced any data loss that would result in material financial losses.

Risk Mitigation. Should an information security incident occur, we have resources outlined in our Incident Response Plan to assist with forensic analysis, response strategies, and crisis communications. Additionally, our cyber insurance coverage serves to protect the Bank, its employees, customers, and shareholders. As we continue to offer new and innovative technologies for our customers, the risk of cybersecurity attacks and our oversight of this risk will remain at a high level.

Incident Response Plan. Our incident response plan governs and guides responses to physical, privacy, or data security incidents and emergency events in accordance with federal and state privacy laws. The plan provides the business with an effective response when an incident is identified and reported. The plan also includes notification of key authorities and stakeholders, including those impacted based on state and federal requirements. The Bank also maintains a business continuity program that addresses crisis management, business impact, and data and systems recovery.

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

Physical Climate Risk. We are susceptible to losses and disruptions caused by fire (particularly in California, where we have a significant portion of our offices/branches), power shortages, telecommunications failures, water shortages, floods, and other extreme weather conditions. Climate change may contribute to or exacerbate these conditions. Our integrated business continuity management and disaster recovery programs oversee enterprise resilience and provides crisis management and oversight to ensure employee, technology, and workspace resilience.

The increasing severity and frequency of physical climate risk events can also have an adverse impact on our borrowers. Some of these risks are partially addressed through insurance requirements. As the impact of climate change broadens, we will continue to assess and manage our exposure, layer additional climate-related factors to the analysis of credit requests of our real estate properties, and monitor insurance premiums and availability.

Transition Climate Risk. Our borrowers are also susceptible to risks arising from the transition to a low-carbon economy, including policy changes, energy costs, and shifts in market and customer sentiment. At this time, we have limited exposure to sectors with the highest transition risk levels including oil, gas, and coal mining. However, we are aware that the effect of changing regulation and evolving consumer preferences may affect our depositors and borrowers in the future, creating credit, operational, strategic, and reputational risks for the Bank. We are working to further understand the risks and opportunities facing our clients, and we are growing our knowledge and capacity to support their transition toward a low carbon economy.

Climate-Related Risk Identification, Assessment, and Oversight. Emerging risks such as climate risk are currently identified and assessed by our ERM team. Climate-related risks are incorporated in our enterprise-wide Risk and Control Self-Assessment (“RCSA”), which is a process we use to identify, assess, and report on risk exposures and the strength of controls. The RCSA also provides the basis for prioritizing risks and risk mitigation activities across business areas and risk categories. Results of the RCSA are used to drive management action plans and report key risks to executive management, the Enterprise Risk Committee, and the Board.

Climate-Related Financial Risk Management. We have established a cross-functional climate risk working group to oversee the Bank’s approach to manage climate-related risks. The climate risk working group is a cross-functional team that includes representation from the Bank’s credit team and ESG & corporate responsibility team. A senior officer from the portfolio management and underwriting group who reports to the Chief Credit Officer leads and coordinates all climate-related credit risk efforts, and the group is actively monitored and advised by both the Chief Credit Officer and the Chief Risk Officer.

During 2022, the climate risk working group met periodically to discuss potential implication to the Bank’s loan portfolio and to develop internal guidance related to the identification and documentation of climate-related credit risks. The goal for 2023 is to continue to expand our climate-related credit analysis and consider the drivers of climate-related risk within different business sectors and geographies to which we have credit exposure.

Human Capital Resource Management

Our culture is embodied in our Success Attributes: Achieve, Communicate, Improve, Integrity, and Urgency. We have managed our organization through significant challenges and delivered strong financial results, while at the same time supporting the well-being of our employees. We believe in the value of teamwork and the power of diversity. We expect and encourage participation and collaboration, and understand that we need each other to be successful. We value accountability because it is essential to our success, and we accept our responsibility to hold ourselves and others accountable for meeting stakeholder commitments and achieving exceptional standards of performance.

Staffing Model. Our goal is to provide our staff with careers instead of jobs. The majority of our staff are regular full-time employees. We also employ a small population of part-time employees. As of December 31, 2022, we had 1,430 full-time equivalent employees.

Diversity, Equity, and Inclusion. We believe that diversity of thought and experiences results in better outcomes for all of our stakeholders and empowers our employees to make more meaningful contributions within our Company and communities. We do not and will not tolerate discrimination in any form with respect to any aspect of employment. We developed a detailed strategy that incorporates our current initiatives and reflects our ongoing efforts to foster a more diverse, inclusive, and equitable workplace with target areas in workforce demographics, recruitment, training and education, and career development. Senior management reports to the Board on our diversity and inclusion initiatives on a regular basis. We recognize that maintaining these standards requires constant effort, and we continue to explore (and where appropriate, adopt and invest in) initiatives that will help ensure an environment where all employees are treated with dignity and respect.

As of December 31, 2022, 49% of the Company’s employees in vice president and above roles were female and 42% of employees in vice president and above roles were from a minority group. At the management level, 56% of our managers were female and 42% of our managers were from a minority group. Aggregate percentage of women in our entire workforce was 60% and aggregate percentage of minority in our entire workforce was 53%.

Employee Engagement. We value the voice of our employees and encourage feedback and continual improvement. In 2022, we partnered with Gallup to launch our first employee engagement survey with a commitment to continue to measure progress and identify areas of improvement. All leaders were offered training to better understand the concept of engagement, Gallup’s methodology, and how to interpret results and develop action plans with their teams.

Health & Safety. We offer a health and well-being program that provides resources supporting health, financial, community, social, emotional, purpose, and career well-being. We also strive to provide each employee with a safe and healthy work environment. Our health and safety program consists of policies, procedures, and guidelines, and mandates all tasks be conducted in a safe and efficient manner complying with all local, state, and federal safety and health regulations, and special safety concerns. The health and safety program encompasses all facilities and operations and addresses on-site emergencies, injuries and illnesses, evacuation procedures, cell phone usage, and general safety rules.

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
•Free mental health resources, coaching, and webinars
•Flexible healthcare and dependent care spending accounts
•Company paid COVID-19 and seasonal flu vaccinations
•401(k) plan including a competitive company match
•Volunteer time off
•Corporate charitable opportunities
•Paid time off (PTO) and bank holidays
•Internal training and online development courses
•Leadership roadmap and instructor-led management resources
•    Employee appraisal program designed to ensure employees and managers are having continuous, meaningful conversations about performance and growth throughout the year.
•Tuition reimbursement for eligible employees
•Public transit commuter program
•Dependent care assistance, caregiver support, adoption assistance, and fertility assistance programs

•Employee discounts on cellular phone services, hotels, car rentals, pet insurance, and local attractions
•Employee discounts on apartment rentals
•Employee referral program

Competition

We are a regional bank focused on the commercial banking business, with our primary market encompassing the Western Region of the U.S. centering on major metropolitan areas within Southern California, the California Central Coast, the Pacific Northwest, Arizona, and Nevada. We also compete in several broader regional and national markets through our HOA Banking, SBA, Franchise Lending, CRE and multifamily lines of business, Commerce Escrow division, and our Pacific Premier Trust division.

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

Stock Information

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol “PPBI.” There are 150 million authorized shares of the Corporation’s common stock, with approximately 95.0 million shares issued and outstanding as of December 31, 2022. The Corporation has an additional 1.0 million authorized shares of preferred stock, none of which has been issued to date.

Website Disclosures

Our executive offices are located at 17901 Von Karman Avenue, Suite 1200, Irvine, California 92614, and our telephone number is (949) 864-8000. Our internet website address is www.ppbi.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, that have been filed with the SEC are available free of charge on our website. Also on our website are our Corporate Social Responsibility report, Code of Business Conduct and Ethics, Share Ownership and Insider Trading and Disclosure Policy, Corporate Governance Policy, and beneficial ownership forms for our executive officers and directors, as well as the charters for our Audit Committee, Compensation Committee, Nominating and Governance Committee, Financial Disclosure Committee, and Enterprise Risk Management Committee. The information contained on our website or in any websites linked by our website is not a part of this Annual Report on Form 10-K.

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

We had outstanding subordinated debentures in the aggregate amount of $331.2 million, as of December 31, 2022. Of this amount, $283.2 million qualifies as Tier 2 capital for the Company.

Basel III changed the manner of calculating risk-weighted assets. New methodologies for determining risk-weighted assets in the general capital rules are included, including revisions to recognition of credit risk mitigation, including a greater recognition of financial collateral and a wider range of eligible guarantors. They also include risk weighting of equity exposures and past due loans; and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan-to-value (“LTV”) and equity components. In particular, loans categorized as “high-volatility commercial real estate” loans (“HVCRE loans”), as defined pursuant to applicable federal regulations, are required to be assigned a 150% risk weighting, and require additional capital support.

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
As of December 31, 2022, the Bank and Corporation exceeded all regulatory capital requirements and exceeded the minimum CET 1, Tier 1, and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.0%, 8.5%, and 10.5%, respectively. See Note 2 – Regulatory Capital Requirements and Other Regulatory Matters of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a discussion of the Bank’s and Corporation’s capital ratios.

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

Dividends.  It is the Federal Reserve’s policy that bank holding companies, such as the Corporation, should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Our annualized common equity cash dividend was $1.32 per share in 2022, compared to $1.29 per share in 2021, an increase of $0.03, or 2%. On January 24, 2023, the Corporation's Board of Directors declared a $0.33 per share dividend, payable on February 10, 2023 to stockholders of record on February 3, 2023. The Corporation anticipates that it will continue to pay quarterly cash dividends in the future, although there can be no assurance that payment of such dividends will continue or that they will not be reduced. The payment and amount of future dividends remain within the discretion of the Corporation’s Board of Directors and will depend on the Corporation’s operating results and financial condition, regulatory limitations, tax considerations, and other factors. Interest on deposits will be paid prior to payment of dividends on the Corporation’s common stock.

The Bank’s ability to pay dividends to the Corporation is subject to restrictions set forth in the Financial Code. The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of a bank’s (1) retained earnings; or (2) net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period. However, a bank may, with the approval of the DFPI, make a distribution to its stockholders in an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. In the event that bank regulators determine that the stockholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the regulators may order the bank to refrain from making a proposed distribution. The payment of dividends could, depending on the financial condition of a bank, be deemed to constitute an unsafe or unsound practice. Under the foregoing provision of the Financial Code, the amount available for distribution from the Bank to the Corporation was approximately $459.5 million at December 31, 2022.

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

Based on the current FDIC insurance assessment methodology, our FDIC insurance premium expense was $5.8 million for 2022, $5.3 million for 2021, and $3.6 million in 2020.

On October 18, 2022, the FDIC adopted a final rule that increases initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023. Due to the decline in the DIF reserve ratio below the statutory minimum of 1.35 percent as of June 30, 2020, caused by extraordinary growth in insured deposits during the first and second quarters of 2020, the FDIC established a Restoration Plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35 percent within eight years. This 2020 plan did not include an increase in the deposit insurance assessment rate. On June 21, 2022, however, the FDIC adopted an Amended Restoration Plan and notice of proposed rulemaking to increase the deposit insurance assessment rates as it was otherwise at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028. The proposed rule was adopted as final without change.

Also, in the final rule adopted on October 18, 2022, the FDIC incorporated Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures in the risk-based deposit insurance assessment system applicable to all large and highly complex insured depository institutions. In March 2022, the FASB issued ASU 2022-02, which eliminates accounting guidance for troubled debt restructurings (“TDRs”) and introduces new disclosures and enhances existing disclosures concerning certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. The FDIC final rule amends the assessment regulations to include a new term, “modifications to borrowers experiencing financial difficulty,” in two financial measures—the underperforming assets ratio and the higher-risk assets ratio—used to determine deposit insurance assessments for large and highly complex insured depository institutions. This final rule is effective January 1, 2023, and applicable to the first quarterly assessment period of 2023.

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

In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset quality reports with adequate information for management and the Board to assess the level of asset risk.

Fair and Responsible Banking and the Community Reinvestment Act.  We consistently seek to maintain an integrated and comprehensive approach to compliance with all applicable federal and state consumer protection laws, regulations, and guidance through policies and programs designed to promote equality, fairness, and responsibility in all of our product and service offerings.

Fair and Responsible Banking - Fair and responsible banking concepts are core to how we conduct our business. All employees are expected to treat everyone fairly, consistently, and equitably without regard to race, color, religion, national origin, age, sex, gender identity, marital status, sexual orientation, disability, familial status, veteran status, income derived from any public assistance program, or an applicant’s exercise of any right under the Consumer Protection Act. We offer our products and services in an honest, transparent, and responsible manner that include, but is not limited to:

• Responsible marketing and advertising	• Product/service development and oversight
• Sales practices	• Fair debt collection practices
• Complaint management	• Whistleblower program
• Privacy of information	• Employee training

Senior management level committees provide additional compliance related oversight along with our comprehensive internal policies, procedures, and management reporting mechanisms that provide results regularly to our Board of Directors.

Community Reinvestment Act - The Bank is subject to the regulatory requirements and reporting related to the Community Reinvestment Act (“CRA”). Federal banking regulators evaluate the record of a financial institution in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods. A bank’s compliance with its CRA obligations is based on a performance-based evaluation system, which bases CRA ratings on an institution’s lending, service, and investment performance, resulting in a rating by the appropriate bank regulator of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance.” Based on its last CRA examination in July 2021, the Bank received an “outstanding” rating. The federal banking agencies may take compliance with fair lending laws and CRA into account when regulating and supervising other activities.

The last significant interagency revision to the CRA regulations occurred in 1995. In May 2022, federal bank regulatory agencies jointly issued a proposal to strengthen and modernize regulations implementing the CRA to better achieve the purposes of the law. The comment period ended on August 5, 2022. We will continue to monitor for the final ruling and evaluate the impact of any changes to the CRA regulations.

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

USA PATRIOT Act.  Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA Patriot Act” or the “Patriot Act,” financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations, and money launderers. The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security, or anti-money laundering legislation or regulation cannot be predicted with certainty.

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

Federal and State Taxation

The Corporation and the Bank report their income on a consolidated basis using the accrual method of accounting and are subject to federal and state income taxation in the same manner as other corporations with some exceptions. For 2022, 2021, and 2020, the Company was subject to a federal income tax rate of 21.00%. State income tax rates the Company is subject to varies, based on jurisdiction. Most of the Company’s apportionment is attributable to California, which has a state income tax rate of 10.84%. The Company is currently not under examination in any taxing jurisdiction.

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

Our financial condition and results of operations are dependent on the U.S. economy, generally, and markets we serve, specifically. We primarily serve markets in California, and major metropolitan areas in Washington, Arizona, and Nevada, though certain of our products and services are offered nationwide. Financial stress on our customers as a result of an uncertain future economic environment could have an adverse effect on the Company’s customers and their ability to repay their loans, which could adversely affect the Company’s business, financial condition, and results of operations. A weakening of these conditions in the markets in which we operate would likely have an adverse effect on us and others in the financial institutions industry. For example, a deterioration in economic conditions in our markets could drive losses beyond that which is provided for in our allowance for credit losses. We may also face the following risks in connection with these events:

•economic conditions that negatively affect real estate values, the profitability of business operations, and the job market may result in the deterioration of the credit quality of our loan portfolio, and such deterioration in credit quality could have a negative impact on our business;
•a decrease in the demand for loans and other products and services offered by us, particularly in light of the current rising/higher interest rate environment;
•a decrease in deposit balances, including low-cost and noninterest-bearing deposits, and changes in our interest rate mix toward higher-cost deposits;
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
•our ability to assess the creditworthiness of our customers may be impaired if the methodologies and approaches we use become less effective in controlling charge-offs; and
•reduced volumes of transactions that impact certain of our lines of business, such as transactions utilizing escrow services and 1031 exchange transactions.

Unprecedented financial and monetary steps by U.S. governmental bodies in response to the COVID-19 pandemic in 2020 and 2021, including the CARES Act and the American Rescue Plan Act, injected nearly $5 trillion of financial relief and economic stimulus into the U.S. economy. In addition, the Federal Reserve reduced the target range for the federal funds rate to 0 to 25 basis points from March 2020 through 2021, engaged in quantitative easing by purchasing Treasury securities, and took other actions to support the flow of credit to households and businesses. In the wake of actions by government authorities and other parties to mitigate health risks, and fiscal and monetary policy measures used to mitigate the adverse effects of the pandemic on individual households and businesses, a number of macroeconomic challenges emerged, including inflation, supply chain issues, labor market disruptions, and other economic and market issues.

Ongoing elevated inflation poses risk to the economy overall, and could pose direct or indirect challenges to our clients and to our business. Elevated inflation can impact our business customers through loss of purchasing power for their customers, leading to lower sales. Rising inflation can also increase input and inventory costs for our customers, forcing them to raise their prices or lower their profitability. Supply chain disruption, also leading to inflation, can delay our customers’ shipping ability, or timing on receiving inputs for their production or inventory. Inflation can lead to higher wages for our business customers, increasing costs. All of these inflationary risks for our business customer base can be financially detrimental, leading to increased likelihood that the customer may become delinquent or otherwise default on a loan. For loans we have made that are secured by commercial real estate, inflation can impact rents and the ability of our borrowers’ tenants to make timely payments on their rents, which may affect the ability of our borrowers to repay their loans. In addition, inflation can impact the value of our loan collateral. Inflation could also adversely affect the value of our investment portfolio and the demand for our consumer products and services. In addition, sustained inflationary pressure has led the Federal Reserve Board’s Federal Open Market Committee (“FOMC”) to raise interest rates rapidly, which has increased our interest rate risk, and engage in quantitative tightening. To the extent such conditions exist or worsen, we could experience adverse effects on our business, financial condition, and results of operations.

Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including military actions between Russia and Ukraine, terrorism, or other geopolitical events.

Adverse economic conditions in California, Washington, Arizona, and/or Nevada, may cause us to suffer higher default rates on our loans and reduce the value of the assets we hold as collateral.

Our business activities and credit exposure are concentrated in California, and to a lesser extent the Western U.S., including Washington, Arizona, and Nevada. Difficult economic conditions in these markets may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. In addition, demand for our products and services may decline. Declines in the real estate market could hurt our business because if real estate values were to decline, the collateral for our loans would provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans. The majority of our loans, approximately 59% of the aggregate outstanding principal as of December 31, 2022, are secured by real estate located within California.

The continuing COVID-19 pandemic could adversely affect our business and our customers, counterparties, employees, and third-party service providers.

The spread of COVID-19 created a global public health crisis that has impacted household, business, economic, and market conditions, including in California and the Western U.S. where we conduct most of our business. While economic activity improved significantly from 2020 lows, the pace of economic recovery remains uneven across some industries and geographies, and some industries have been impacted more severely than others by specific variants and by supply chain and/or labor supply disruptions caused by the pandemic. Additionally, our operations have been impacted by the need to close certain offices and limit how customers conduct business through our branch network.

The full extent of the impact of the COVID-19 pandemic on our business, capital, liquidity, financial position, results of operations, and business prospects remains uncertain, and subject to a number of evolving factors, including:

•The duration, extent, and severity of the pandemic. COVID-19 has not yet been contained. The continuing spread and rise of new variants could affect significantly more households and businesses, or cause additional limitations on commercial activity, and/or general economic and financial instability. We also believe we will continue to see the economic effects of the pandemic even after the COVID-19 outbreak has subsided, and this is expected to continue to affect our business, financial position, results of operations, and prospects.

•The ongoing effect on our customers, counterparties, employees, and third-party service providers. COVID-19 and its associated consequences and uncertainties are affecting individuals, households, and businesses differently and unevenly. Negative impacts on our customers and/or these other parties could result in increased risk of delinquencies, defaults, foreclosures, and losses on our loans.

•The effect on economies and markets. Governmental actions could have lasting effects on economic factors, which could adversely affect our financial condition and results of operations. For example, the unprecedented extent of economic stimulus during the pandemic appears to have caused and/or exacerbated inflationary pressures.

MARKET RISKS

Interest rate changes, which are beyond our control, could harm our profitability.

Our profitability depends to a large extent upon net interest income, which is the difference between interest income and dividends we earn on interest-earning assets, such as loans and investments, and interest expense we pay on interest-bearing liabilities, such as deposits and borrowings. Any change in general market interest rates, whether as a result of changes in the monetary policy of the Federal Reserve or otherwise, may have a significant effect on net interest income and prepayments on our loans. After maintaining its federal funds rate target in a range of 0% to 0.25% since March 2020, as part of its efforts to combat inflation, the FOMC raised the federal funds target to a range of 4.25% to 4.5% between March 2022 and December 2022. Additional rate increases are anticipated in 2023 before the FOMC stops raising the federal funds rate.

Our assets and liabilities may react differently to changes in overall interest rates or conditions. In general, higher interest rates are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Further, if interest rates decline, our loans may be refinanced at lower rates or paid off and our investments may be prepaid earlier than expected. If that occurs, we may have to redeploy the loan or investment proceeds into lower yielding assets, which might also decrease our income. Additionally, the ratio of fixed to floating rate loans has an impact on the Bank’s income in a rising rate environment. The Bank closely monitors this ratio in assessing go-forward strategies with respect to loan originations. Additionally, the mixture of fixed to variable rate investment securities has an impact on the Bank’s earnings in a rising rate environment. Accordingly, changes in levels of market interest rates could materially and adversely affect our financial condition, loan origination volumes, net interest margin, results of operations, and profitability. Changes in interest rates also have a significant impact on the carrying value of certain of our assets, including loans, real estate, and investment securities, on our balance sheet.

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

The Company’s sensitivity to changes in interest rates is low in a rising interest rate environment based on the current profile of the Company’s loan portfolio and low-cost and no-cost deposits. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk. At December 31, 2022, we had $3.12 billion in interest-bearing demand deposits. In addition, at December 31, 2022, we had $5.42 billion in money market and savings deposits. If the interest rates on our loans increase comparably faster than the interest rate on our interest-bearing demand deposits, money market, and savings deposits, our core deposit balances may decrease as customers use those funds to repay higher cost loans. In addition, if we need to offer additional interest-bearing demand deposit products or higher interest rates on our current interest-bearing demand, money market, or savings deposit accounts in order to maintain current customers or attract new customers, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer competitive rates sufficient to retain these accounts, our core deposits may decrease, which would require us to seek alternative funding sources or risk slowing our future asset growth. In these circumstances, our net interest income may decrease, which may adversely affect our financial condition and results of operations.

As interest rates rise, our existing customers who have adjustable rate loans may see their loan payments increase and, as a result, may experience difficulty repaying those loans, which in turn could lead to higher losses for us. Increasing delinquencies, nonaccrual loans, and defaults lead to higher loan loss provisions, and potentially greater eventual losses that would lower our current profitability and capital ratios.

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

At December 31, 2022, $2.60 billion of our securities were classified as available-for-sale with an aggregate net unrealized loss of $303.7 million. We increase or decrease stockholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income (loss). Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, book value per common share, and tangible book value per common share. This decrease will occur even though the securities are not sold. For example, at December 31, 2022, our total stockholders’ equity was $87.9 million lower than at December 31, 2021, largely due to a decline in the estimated fair value of our available-for-sale securities portfolio during 2022. In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the case of equity securities, which have no stated maturity, the declines in fair value may or may not be recovered over time.

At December 31, 2022, we had stock holdings in the FHLB totaling $27.7 million, $74.8 million in FRB stock, and $17.4 million in other stock. The stock held by us is evaluated for impairment under applicable accounting standards. For the year ended December 31, 2022, we did not recognize an impairment charge related to our stock holdings. There can be no assurance that future negative changes to the financial condition of the issuers may require us to recognize an impairment charge with respect to such stock holdings.

The replacement of the LIBOR benchmark interest rate may have an impact on our business, financial condition, and results of operations.

We have made certain loans at variable rates that use LIBOR as a benchmark for establishing the interest rate. In addition, we also have investments and interest rate derivatives that reference LIBOR. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”) announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020 to facilitate an orderly LIBOR transition, the OCC, the FDIC, and the Federal Reserve jointly announced that entering into new contacts using LIBOR as a reference rate after December 31, 2021 would create a safety and soundness risk. All LIBOR tenors will either cease to be provided by any administrator or no longer be representative after June 30, 2023. In the U.S., the Alternative Reference Rate Committee (“ARRC”) has recommended the use of SOFR. SOFR is different from LIBOR in that it is a backward-looking secured rate rather than a forward-looking unsecured rate. For cash products and loans, the ARRC has also recommended Term SOFR, which is a forward-looking SOFR based on SOFR futures and may in part reduce differences between SOFR and LIBOR. On March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act (the “Act”) to address references to LIBOR in contracts that (i) are governed by U.S. law; (ii) will not mature before June 30, 2023; and (iii) lack fallback provisions providing for a clearly defined and practicable replacement for LIBOR. On December 16, 2022, the Federal Reserve adopted a final rule that implements the Act, replacing references to LIBOR in such contracts with one of five Federal Reserve selected benchmark replacements based on SOFR.

There are also operational issues which may create a delay in the transition to SOFR or other substitute indices, leading to uncertainty across the industry. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations. While adoption of the Act offers some safe harbor provisions regarding such litigation, the transition from LIBOR nevertheless may create considerable costs and involves additional risks. The discontinuance of LIBOR and related uncertainty may adversely affect the market value of, the return on, or the expenses associated with our financial assets and liabilities that are based on or are linked to LIBOR. In addition, the market transition away from LIBOR could prompt inquiries or other actions from regulators in respect to our preparation and readiness for the replacement of LIBOR with an alternative reference rate. Although we are currently unable to assess the ultimate impact of the transition from LIBOR, the failure to adequately manage the transition could have a material adverse effect on our business, financial condition, and results of operations.

After an extended analysis by a multidisciplinary project team to identify operational and contractual best practices, assess our risks, and identify the detailed list of all financial instruments impacted, we adopted the SOFR family of interest rates as the primary replacement for our existing LIBOR based financial instruments going forward. Under the oversight of our Enterprise Risk Committee, we are managing the transition, facilitating communication with our customers and counterparties and monitoring the impacts of this transition in preparation for the June 30, 2023 transition date.

LIQUIDITY AND CAPITAL RISKS

We are subject to liquidity risk, which could adversely affect our financial condition and results of operations.
Effective liquidity management is essential for the operation of our business. Although we have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, an inability to raise funds through deposits, borrowings, the sales of investment securities and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market disruption, a decrease in the borrowing capacity assigned to our pledged assets by our secured creditors, or adverse regulatory action against us. Deterioration in economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit our access to some of our customary sources of liquidity, including, but not limited to, inter-bank borrowings and borrowings from the Federal Reserve and FHLB. Our ability to acquire deposits or borrow, and the possibility of deposit outflows, could also be impaired by various stress environments and other factors that are not specific to us, including a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry generally as a result of conditions faced by banking organizations in the domestic and international credit markets. Other factors, for example a cybersecurity breach that is specific to us, could also impair our ability to acquire or retain deposits.

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

We cannot provide any assurance that access to such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers or counter-parties participating in the capital markets, may materially and adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. The inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition, and results of operations.

We are subject to capital adequacy standards, and a failure to meet these standards could adversely affect our financial condition.

The Corporation and the Bank are each subject to capital adequacy and liquidity rules and other regulatory requirements specifying minimum amounts and types of capital that must be maintained. From time to time, the regulators implement changes to these regulatory capital adequacy and liquidity guidelines. If we fail to meet these minimum capital and liquidity guidelines and other regulatory requirements, we may be restricted in the types of activities we may conduct and may be prohibited from taking certain capital actions, such as paying dividends, making payments on other capital instruments, paying executive bonuses, and repurchasing or redeeming capital securities.

CREDIT RISKS

We may suffer losses in our loan portfolio in excess of our allowance for credit losses.

Our total nonperforming assets amounted to $30.9 million, or 0.14% of our total assets, at December 31, 2022, relatively flat compared to $31.3 million, or 0.15% of our total assets, at December 31, 2021. We had $10.6 million of net loan charge-offs for 2022, an increase from $3.2 million in 2021. We reported a provision expense for loans losses of $8.5 million in 2022, compared to a provision recapture of $67.1 million in 2021. If increases in our nonperforming assets occur in the future, our net loan charge-offs and/or provision for credit losses may also increase, which may have an adverse effect upon our financial condition and results of operations.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. These practices generally include analysis of a borrower’s available cash flow (determined using financial statements, tax returns, and rent roll information) and cash flow projections, valuation of collateral based on reports of independent appraisers, prior credit history, and liquid asset verifications. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria but subsequently deteriorate, and these losses may exceed the amounts set aside as reserves in our ACL under the CECL methodology.

We estimate credit losses using the CECL model, which incorporates the use of and is reliant on reasonable and supportable forecasts of economic conditions and variables. As of December 31, 2022, economic variables that have significant influence in the model for determining ACL include, without limitation: changes in the U.S. unemployment rate, U.S. real GDP growth, CRE prices, and interest rates. Changes in one or more of these economic variables could have an impact on our ACL determination. Please refer to Item 7. Management’s

Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates. Because the CECL methodology is more dependent on future economic forecasts, assumptions, and models than the previous accounting standards, it may result in increases and add volatility to our ACL and future provisions for loan losses. The forecasts, assumptions, and models required by CECL are based upon third-party forecasts, subject to management’s review and adjustment in light of information currently available.

Although we maintain an ACL at a level that we believe is adequate to absorb future expected credit losses under the CECL model, our ACL may not be adequate to absorb actual credit losses. Changes in economic, operating, and other conditions, including a sharp decline in real estate values and changes in interest rates, which are beyond our control, may cause our actual loan losses to exceed our current allowance estimates, which could adversely affect our financial condition and results of operations.

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

As of December 31, 2022, our commercial real estate loans amounted to $12.09 billion, or 82.3% of our total loan portfolio, and our commercial business loans amounted to $2.58 billion, or 17.6% of our total loan portfolio. At such date, our largest outstanding C&I loan balance was $224.5 million, which was also our largest multiple borrower relationship, and our largest outstanding CRE loan balance was $90.7 million. CRE and commercial business loans are in some respects considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. CRE and commercial business loans involve risks because the borrowers’ abilities to repay the loans typically depend primarily on the successful operation of the businesses or the properties securing the loans. Most of the Company’s commercial business loans are made to small- or middle-market business customers who may have a heightened vulnerability to economic conditions. Moreover, a portion of these borrowers may not have experienced a complete business or economic cycle and thus their ability to withstand such a cycle is unknown. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our financial condition and results of operations.

RISK RELATED TO RISK MANAGEMENT

We are exposed to risks related to cybersecurity, data privacy, and fraud.

We collect and store sensitive data, including our proprietary business information and that of our customers, suppliers, business partners, and personally identifiable information of our customers and employees in the ordinary course of our business.

The Company is continuously enhancing and expanding our digital products and services to meet client and business needs with desired outcomes. These digital products and services often include storing, transmitting, and processing confidential client, employee, monetary, and business information. Despite instituted safeguards and monitoring, our network, digital platforms, or third-party services could be vulnerable to unauthorized access, attacks by hackers, or breaches due to employee error or misconduct, or other disruptions such as computer viruses, phishing schemes, and fraud activity.

We believe we have robust preventive, detective, and administrative safeguards and security controls to minimize the probability and magnitude of a material event. However, the legal, regulatory, and threat landscape regarding information security, cybersecurity, and data privacy is dynamic, increasingly demanding, and challenging. Cybersecurity and the continued development and enhancement of controls, processes, and practices designed to protect client information, systems, computers, software, data, and networks against the threat of security breaches, fraud, ransomware, social engineering, and computer malware attacks, damage, or unauthorized access remain a priority for the Company. As cybersecurity threats continue to evolve, we must expend additional resources to continue to enhance, modify, and refine our protective measures against these evolving threats.

To date, we have no knowledge of a successful cyber-attack or other material information security breach affecting our systems. However, our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of these threats, the continuation of a remote work environment for our employees and service providers and our plans to continue to implement and expand digital banking services, expand operations, and use third-party information systems that include cloud-based infrastructure, platforms, and software. Any such unauthorized access, disclosure, or other loss of information may result in fines and penalties, potential liabilities from regulatory or third-party investigations, litigation costs, remediation costs, diversion of management attention, and the negative impact on our reputation and loss of clients’ confidence.

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

We also face additional costs when our customers become the victims of cyber-attacks. For example, various retailers have reported that they have been the victims of a cyber-attack in which large amounts of their clients’ data, including debit and credit card information, is obtained. Our clients may be the victims of phishing scams, providing cybercriminals access to their accounts, or credit or debit card information. In these situations, we incur costs to replace compromised cards and address fraudulent transaction activity affecting our clients.

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

The occurrence of any of these risks could result in a reduced ability to operate our business, additional costs, potential liability to clients, and reputational harm, any of which could adversely affect our business, financial condition, and results of operations.

We rely on other companies to provide key components of our business infrastructure.

We rely on certain third parties to provide products and services necessary to maintain day-to-day operations, such as data processing and storage, recording and monitoring transactions, online banking interfaces and services, internet connections, telecommunications, and network access. Even though we have a vendor risk management program to help us carefully select and monitor the performance of third parties, we do not control their actions. The failure of a third-party to perform in accordance with the contracted arrangements for any reason could be disruptive to our operations, which could have a material adverse effect on our business, financial condition, and results of operations. Replacing these third parties could also create significant delays and expense. Accordingly, use of such third parties introduces additional risks to our business operations.

A natural or man-made disaster or recurring energy shortage, especially in California, could harm our business.

We are based in Irvine, California and, at December 31, 2022, approximately 59% of the aggregate outstanding principal of our loans was tied to businesses or secured by real estate located in California. In addition, the computer systems that operate our internal computer network, our internet websites, and some of their back-up systems are located in Irvine, California and Las Vegas, Nevada. Historically, California has been vulnerable to natural disasters, such as earthquakes, wildfires, floods, mudslides, and droughts. Certain of these natural disasters may be exacerbated by changing climate conditions.

Natural or man-made disasters and recurring energy shortages may cause operational disruptions and damage to both our properties and the properties securing our loans. Such disasters could harm our operations directly through interference with communications, including the interruption or loss of our information technology structure and websites, which could prevent us from gathering deposits, originating loans, and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial, and management information systems. The measures we have implemented to mitigate the risk of business interruption may not protect us fully from the effects of a disaster. A natural or man-made disaster or recurring energy shortages may also impair the value of our largest class of assets, our loan portfolio. Uninsured or underinsured disasters may reduce borrowers’ ability to repay mortgage loans. Disasters or recurring energy shortages may diminish the profitability of our business customers and reduce their ability to repay business loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. California has also experienced water shortages, which, if they recur, could impair the value of the real estate or hinder the operations of businesses, including agricultural businesses, in those areas affected. The occurrence of natural and man-made disasters or energy shortages could have a material adverse effect on our business prospects, financial condition, and results of operations.

Climate change could have a material negative impact on the Company and clients.

The Company’s business, as well as the operations and activities of our clients, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to the Company and its clients, and these risks are expected to increase over time. Climate change presents multi-faceted risks, including: operational risk from the physical effects of climate events on the Company and its clients’ facilities and other assets; credit risk from borrowers with significant exposure to climate risk; transition risks associated with the transition to a less carbon-dependent economy; and reputational risk from stakeholder concerns about our practices related to climate change, the Company’s carbon footprint, and the Company’s business relationships with clients and vendors who operate in carbon-intensive industries.

Federal and state banking regulators and supervisory authorities, investors, and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their clients, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, for example through disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, the Company may become subject to new or heightened regulatory requirements related to climate change, such as requirements relating to operational resiliency or stress testing for various climate stress scenarios. New or increased regulations could result in increased compliance costs or capital requirements. Changes in regulations and customer preferences and behaviors could negatively affect our growth or force us to alter our business strategies, including whether and on what terms and conditions we will engage in certain activities or offer certain products or services and which growth industries and customers we pursue. Additionally, our reputation and customer relationships may be damaged due to our practices related to climate change, including our involvement, or our customers’ involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. Ongoing legislative or regulatory developments and changing climate risk management and related practices may result in higher regulatory, compliance and credit risks and costs.

With the increased importance and focus on climate change, we are making efforts to enhance our governance of climate change-related risks and integrate climate considerations into our risk governance framework. Nonetheless, the risks and expectations associated with climate change are rapidly evolving, and some of the risks are difficult to assess due to limited data and other uncertainties. We could experience increased expenses resulting from strategic planning, litigation, and technology and market changes, and reputational harm as a result of negative public sentiment, regulatory scrutiny, and reduced investor and stakeholder confidence due to our response to climate change and our climate change strategy, which, in turn, could have a material negative impact on our business, financial condition, and results of operations.

LEGAL AND REGULATORY COMPLIANCE RISKS

We are subject to extensive regulation, which could adversely affect our business.

Our operations are subject to various laws and regulations, as well as regulatory oversight by various federal and state authorities. Federal and state banking regulators have significant discretion and authority to prevent or remedy what they perceive to be unsafe or unsound practices or violations of laws or regulations by financial institutions and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory authority by one or more of these agencies could have a negative impact on our financial condition and results of operations. Additionally, in order to conduct certain activities, including acquisitions, we are required to obtain regulatory approval. There is no assurance that any required approvals will be obtained, or obtained without conditions or on a timeframe acceptable to the Company.

The laws, rules, and regulations applicable to us are subject to regular modification and change. Regulations affecting banks and other financial institutions, such as the Dodd-Frank Act, are continuously reviewed and change frequently. The ultimate effect of such changes cannot be predicted. Compliance with such regulations and laws may increase our costs and limit our ability to pursue business opportunities. Further, personnel changes in elected and appointed government officials, (e.g., change in the Chair for Supervision of the Federal Reserve) may result in an evolving regulatory agenda, which could increase bank regulation and associated costs of regulatory compliance, and introduce new risks, complexities, and uncertainties. There can be no assurance that laws, rules, and regulations will not be proposed or adopted in the future, which could (i) make compliance much more difficult or expensive, (ii) restrict our ability to originate, modify, broker, or sell loans or accept certain deposits, (iii) restrict our ability to collect on defaulted loans or foreclose on property securing loans, (iv) further limit or restrict the amount of commissions, interest, or other charges earned on loans originated or sold by us, or (v) otherwise materially and adversely affect our business or prospects for business. These risks could affect our deposit acquisition and the performance and value of our loan and investment securities portfolios, which could negatively affect our financial condition and results of operations.

Federal and state regulatory agencies, including the FRB, the DFPI, and the CFPB, periodically monitor and conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, a regulatory agency was to determine in its discretion that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of our operations had become unsatisfactory, or that the Company or its management was in violation of any law or regulation, it could take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against the Bank or our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, our business, financial condition, results of operations, and reputation may be negatively impacted.

Regulations relating to privacy, information security, and data protection could increase our costs, affect or limit how we collect and use personal information, and adversely affect our business opportunities.

We are subject to very complex and changing laws and regulations on privacy, information security, and data protection, such as the Gramm-Leach-Bliley Act. Compliance with these requirements includes, among other things, privacy disclosure processes, maintenance of a robust information security program with controls. The laws and regulations are growing in complexity, and are increasingly subject to change, which could lead us to incur substantial costs and have a significant impact on our current and planned privacy, data protection, and information security-related practices; our collection, use, sharing, retention, and safeguarding of consumer or employee information; disclosures and notifications during a cyber or information security incident; and some of our current or planned business activities.

In addition to the risks from the collection, use, retention, security, and transfer of data, we are also subject to specific obligations relating to information considered sensitive under applicable laws, such as the California Consumer Privacy Act of 2018, which came into effect on January 1, 2020, and was expanded by the amendments contained in the California Privacy Act operative January 1, 2023. The original California Consumer Privacy Act, as enlarged and amended, provides businesses, employees, and consumers privacy rights regarding the use and sharing practices associated with their collected data, and allow consumers to opt out of certain data sharing with third parties.

Our regulators also hold us responsible for privacy and data protection obligations performed by our third-party service providers while providing services to us, as well as disclosures and notifications during a cyber or information security incident.

New or changes to existing laws increase our costs of compliance privacy-related enforcement activities and business operations and could reduce income from certain business initiatives, technology costs, and could restrict our ability to provide certain products and services. Our failure to comply with privacy, data protection, and information security laws could result in potentially significant regulatory or governmental investigations and we can be liable for associated investigatory expense, litigation costs, fines, sanctions, and damage to our reputation, which could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to heightened regulatory requirements as our total assets exceed $10 billion.

Our total assets were approximately $21.69 billion as of December 31, 2022, and our total assets have exceeded $10 billion since July 2018. The Dodd-Frank Act and its implementing regulations impose various additional requirements on banks and bank holding companies with $10 billion or more in total assets, including a more frequent and enhanced regulatory examination regime. In addition, banks with $10 billion or more in total assets (including our Bank) are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations, with the Federal Reserve maintaining supervision over some consumer protection related regulations. In light of evolving priorities among government and agency leaders, there is some uncertainty as to how the CFPB examination and regulatory authority might impact our business in the near and medium terms.

Since July 1, 2019, we have been subject to reduced interchange income, which has resulted in reduced revenues. Debit card interchange fee restrictions set forth in the Dodd-Frank Act, which is known as the Durbin Amendment, as implemented by regulations of the Federal Reserve, cap the maximum interchange fee that a bank debit card issuer with $10 billion or more in total assets may receive on a debit card transaction. Being subject to the Durbin Amendment has negatively affected, and may in the future negatively affect our debit card related fee income and pre-tax earnings.

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

The financial services industry has become even more competitive as a result of legislative, regulatory, and technological changes and continued banking consolidation, which may increase in connection with current economic, market, and political conditions. We face substantial competition in all phases of our operations from a variety of competitors, including national banks, regional banks, community banks, and financial technology (or "fintech") companies. Many of our competitors offer the same banking services that we offer, and our success depends on our ability to adapt our products and services to evolving industry standards. In addition to product and service offerings, we compete on a number of other factors, including financial and other terms, underwriting standards, technological capabilities, brand, and reputation. Increased competition in our market may result in reduced new loan production and/or decreased deposit balances or less favorable terms on loans and leases and/or deposit accounts. We also face competition from many other types of financial institutions, including without limitation, nonbank specialty lenders, insurance companies, private investment funds, investment banks, and other financial intermediaries. Many of our competitors have significantly greater resources, established customer bases, more locations, and longer operating histories. In addition, competition has increased in recent years from institutions not subject to the same regulatory restrictions as domestic banks and bank holding companies. Should competition in the financial services industry intensify, our ability to market our products and services may be adversely affected. If we are unable to attract and retain banking customers, we may be unable to grow or maintain the levels of our loans and deposits and our results of operations and financial condition may be adversely affected as a result. Ultimately, we may not be able to compete successfully against current and future competitors. The Company’s ability to continue to compete effectively also depends in large part on our ability to attract new employees and retain and motivate existing employees, while managing compensation and other costs.

Failure to keep pace with technological change could adversely affect our business.

The financial services industry experiences continuous technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors, however, have substantially greater resources to invest in technological improvements or are technology focused start-ups with internally developed cloud-native systems that offer improved user interfaces and experiences. We may not be able to effectively bring to market new technology-driven products and services at the same speed as certain competitors or fintech firms, or be as successful in marketing these products and services to our customers. In addition, we depend on internal and outsourced technology to support all aspects of our business operations. Interruption or failure of these systems creates a risk of business loss as a result of adverse customer experiences and possible diminishing of our reputation, damage claims, or civil fines. Failure to successfully keep pace with technological change affecting the financial services industry or to successfully implement core processing strategies could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

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

RISKS RELATED TO STRATEGIC GROWTH

Acquisitions may disrupt our business.

We have consummated eleven acquisitions since 2010, including the acquisition of Opus Bank, a California state-chartered bank with approximately $8 billion in total assets, which we completed on June 1, 2020. The success of future acquisitions we may consummate will depend on, among other things, our ability to realize the anticipated revenue enhancements and efficiencies and to combine our business with the business of the target institution in a manner that does not materially disrupt the existing customer relationships of either institution, or result in decreased revenues resulting from any loss of customers, and that permits growth opportunities to occur. If we are not able to successfully achieve these objectives, the anticipated benefits of future acquisitions may not be realized fully or at all or may take longer to realize than expected.

It is possible that the integration process associated with an acquisition could result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits of the acquisitions. Integration efforts could also divert management attention and resources. These integration matters could have an adverse effect on the combined Company.

Acquisitions involve numerous other risks and uncertainties, including inaccurate financial and operational assumptions, incomplete or failed due diligence, lower-than-expected performance, higher-than-expected costs, adverse market or other stakeholder reactions, changes in relationships with customers or counterparties, unforeseen market shifts, the potential loss of key personnel, challenges with client retention, the possibility of litigation, and uncertainties or potential delays related to regulatory approvals.

Acquisitions may dilute stockholder value.

Historically, we have utilized equity securities as a substantial portion of the transaction consideration in our acquisitions. For example, in our acquisition of Opus Bank in June 2020, we issued approximately 34.4 million shares of common stock to Opus stockholders as transaction consideration. Future mergers or acquisitions, if any, may involve cash, debt or equity securities as transaction consideration. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our stock’s tangible book value and net income per common share may occur in connection with any future transaction. We cannot say with any certainty that we will be able to consummate, or if consummated, successfully integrate any future acquisitions, or that we will not incur disruptions or unexpected expenses in integrating such acquisitions. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from pending or future acquisitions could have a material adverse effect on our financial condition and results of operations.

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

As of December 31, 2022, the Company had approximately $956.9 million of goodwill and intangible assets, which includes goodwill of approximately $901.3 million resulting from the acquisitions the Company has consummated since 2011. The Company accounts for goodwill and intangible assets in accordance with accounting principles generally accepted in the U.S. (“GAAP”), which requires goodwill be tested for impairment at least annually, at the reporting unit level, or more frequently if events and circumstances lead management to believe the value of goodwill may be impaired. GAAP also requires that intangible assets other than goodwill be tested for impairment when events and circumstances indicate that their carrying value may not be recoverable.

In testing goodwill for impairment, GAAP allows the Company to first perform a qualitative assessment to determine if it is more likely than not the carrying value of those assets are impaired. The Company’s qualitative assessment considers known positive and negative factors, as well as any mitigating events and circumstances associated with each relevant factor that may be deemed to have an impact on the value of the Company. Such factors may include various relevant economic, industry, market and company specific factors that may have an impact on the value of the Company. Should the Company’s qualitative assessment indicate the value of goodwill could be impaired, a quantitative assessment is then performed to determine whether there is impairment. However, GAAP also allows the Company, at its option, to unconditionally forego the qualitative assessment and proceed directly to a quantitative assessment. This assessment involves determining the fair value of the reporting unit (which in our case is the Company) and comparing that fair value to the carrying value of the Company in order to quantify the amount of the deficiency, which the Company would then recognize as impairment.

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

The estimation of fair values of goodwill and intangible assets involves a high degree of judgment and subjectivity in the assumptions used. Changes in the local and national economy, including inflation, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates, and other external factors (such as natural disasters, pandemics, or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and result in an impairment charge at a future date. If we were to conclude that a future write-down of our goodwill or intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.

RISKS FROM ACCOUNTING AND OTHER ESTIMATES

The Company's consolidated financial statements are based in part on assumptions and estimates which, if incorrect, could cause unexpected losses in the future.

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from these estimates. Material estimates subject to change in the near term include, among other items, the allowance for credit losses, the carrying value of goodwill or other intangible assets, the fair value estimates of certain assets and liabilities; and the realization of deferred tax assets and liabilities. These estimates may be adjusted as more current information becomes available, and any adjustment may be significant, which could have a material adverse effect on our financial condition and results of operations.

There are risks resulting from the extensive use of models in our business, and we rely on third parties for the provision of economic forecasts and other key inputs used in our models.

We rely on quantitative models to measure risks and to estimate certain financial values. We use models in such processes as measuring interest rate and other market risks, predicting or estimating losses, assessing capital adequacy and calculating regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating model output could be adversely affected due to the inaccuracy of that information. Models are often based on historical experience to predict future outcomes, as a result new experiences or events which are not part of historical experience can significantly increase model imprecision and impact model reliability. In addition, we rely on model inputs that are provided by third parties. For example, we rely on third parties to provide forecasts of key macroeconomic variables such as U.S. unemployment rates and U.S. real GDP growth.

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

Our stockholders are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. In addition, in January 2021, our Board authorized us to repurchase up to 4,725,000 shares of our common stock, of which 4,245,056 shares remained eligible to be repurchased as of December 31, 2022. We are not required to pay dividends on, or effect repurchases of, our common stock and may reduce or eliminate our common stock dividend and/or share repurchase program in the future. Our ability to pay dividends to our stockholders is subject to the restrictions set forth in Delaware law, by the Federal Reserve, and by certain covenants contained in our subordinated debentures. Notification to the Federal Reserve is also required prior to our declaring and paying a cash dividend to our stockholders during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. We may not pay a dividend if the Federal Reserve objects or until such time as we receive approval from the Federal Reserve or we no longer need to provide notice under applicable regulations. In addition, we may be restricted by applicable law or regulation or actions taken by our regulators, now or in the future, from paying dividends to, or repurchasing shares of our common stock from, our stockholders. We cannot provide assurance that we will continue paying dividends on, or repurchase shares of, our common stock at current levels or at all. A reduction or discontinuance of dividends on our common stock or our share repurchase program could have a material adverse effect on the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES
The Company’s headquarters is located in Irvine, California at 17901 Von Karman Avenue. As of December 31, 2022, our properties included 22 administrative offices and 59 branches throughout the Western U.S. in major metropolitan markets in California, Washington, Arizona, Nevada, Texas, New Jersey, Nebraska, and Colorado. We owned 13 properties and leased the remaining properties. The lease terms are not individually material and range from month-to-month to ten years from inception date.
All of our existing facilities are considered to be adequate for our present and anticipated future use. In the opinion of management, all properties are adequately covered by insurance.
For additional information regarding properties of the Company, see Note 6 – Premises and Equipment of the Notes to the Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Shareholder Information

The common stock of the Corporation has been publicly traded since 1997 and is currently traded on the NASDAQ Global Select Market under the symbol PPBI. As of February 17, 2023, there were approximately 897 holders of record of our common stock.

Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock with that of the NASDAQ Composite Index (U.S. companies), the Keefe, Bruyette and Woods (“KBW”) Nasdaq Regional Banking Index (“KRX”), and the NASDAQ Bank Stocks Index over the five-year period ending December 31, 2022. The graph is based on an investment of $100 in our common stock at its closing price on December 31, 2017.

Total Return to Stockholders
(Assumes $100 investment on 12/31/2017)

320
300
280
260
240
220
200
180
160
140
120
100
80
60
Index Value
2017
2018
2019
2020
2021
2022
Pacific Premier Bancorp, Inc.
NASDAQ Composite Index
KBW Nasdaq Regional Banking Index
NASDAQ Bank Stocks Index

Total Return Analysis	2017	2018	2019	2020	2021	2022
Pacific Premier Bancorp, Inc.	$100.00	$63.80	$83.90	$84.19	$111.03	$90.90
NASDAQ Composite Index	100.00	97.18	132.88	192.74	235.56	158.97
KBW Nasdaq Regional Banking Index	100.00	82.51	102.20	93.33	127.53	118.71
NASDAQ Bank Stocks Index	100.00	83.83	104.26	96.44	137.82	115.38

Dividends

In January 2019, we announced the initiation of a quarterly cash dividend. Our annual common equity cash dividend was $1.32 per share in 2022, compared to $1.29 per share in 2021, an increase of $0.03 or 2.3%.

The following table summarizes the Company’s quarterly common equity dividend declared during the periods indicated:

	Year Ended December 31,
	2022	2021
First quarter	$0.33	$0.30
Second quarter	0.33	0.33
Third quarter	0.33	0.33
Fourth quarter	0.33	0.33
Total	$1.32	$1.29

On January 24, 2023, the Company's Board of Directors declared a $0.33 per share dividend, payable on February 10, 2023 to stockholders of record on February 3, 2023. The Corporation anticipates continuing a regular quarterly cash dividend. However, we have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Any future determination to pay dividends to holders of our common stock will depend on our financial condition, results of operations, capital requirements, banking regulations, contractual restrictions, and any other factors that our Board of Directors may deem relevant.

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

Issuer Purchases of Equity Securities

On January 11, 2021, the Company’s Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock. The stock repurchase program may be limited or terminated at any time without notice. During 2022, the Company did not repurchase any shares of common stock.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 to October 31, 2022	—	$—	—	4,245,056
November 1, 2022 to November 30, 2022	—	—	—	4,245,056
December 1, 2022 to December 31, 2022	—	—	—	4,245,056
Total	—		—

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

The Company’s financial condition and results of operations are presented for 2022 compared to 2021. Some tables include additional periods to comply with disclosure requirements or to illustrate the trend of financial results for the periods presented in the financial statements. For a discussion of Company’s results of operations for 2021 compared to 2020, financial condition for 2020, and other 2020 information not included herein, please refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022.

Summary

Our principal business is attracting deposits from small- and middle-market businesses, corporations, and consumers, and investing those deposits, together with funds generated from operations and borrowings, primarily in commercial loans and various types of commercial real estate loans. The Company expects to fund substantially all of the loans that it originates or purchases through deposits, FHLB advances and other borrowings, and internally generated funds. Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities, and the levels of savings in the Company’s market area. The Company generates the majority of its revenues from interest income on loans that it originates and purchases, and income from investments in securities. The Company also provides its clients with financial products and services, which generate noninterest income such as service charges on customer accounts, trust custodial account fees, and escrow and exchange fees. The Company’s revenues are partially offset by interest expense paid on deposits and borrowings, the provision for credit losses, and noninterest expenses, such as operating expenses. The Company’s operating expenses primarily consist of employee compensation and benefit expenses, premises and occupancy expenses, data processing expenses, deposit expenses, and other general expenses. The Company’s results of operations are also affected by prevailing economic conditions, competition, acquisitions, government policies, and other actions of regulatory agencies.

Recent Developments

While economic conditions have generally improved since the onset of the COVID-19 pandemic in early 2020, such as with favorable trends in employment metrics and increased economic activity, the strong demand for goods and services in recent years, in conjunction with supply chain constraints, have contributed to higher levels of inflation throughout the U.S. economy, including within the Company’s market area. Inflation has resulted in higher prices for food, energy, housing, and various supply chain inputs, among others. These inflationary pressures have persisted throughout 2022, resulting in higher costs for consumers and businesses. To address the persistent levels of inflation, the FOMC has taken steps to tighten monetary policy through a cumulative 425 basis point increase to the federal funds rate since March 2022, as well as by beginning to reduce the size of the Federal Reserve’s balance sheet. The FOMC has stated that it remains committed to monetary policy measures that are designed to bring inflation down. The impact of these measures on the Company’s business, including future actions taken by the FOMC, are uncertain. While the recent increases in interest rates have generally resulted in higher levels of interest income for the Company, they may also reduce economic activity overall or result in recessionary conditions in future periods. Should these ongoing economic pressures persist, we anticipate it could have an impact on the following:

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

•Credit quality - Should there be a decline in economic activity, the markets we serve could experience increases in unemployment, declines in consumer confidence, and a reluctance on the part of businesses to invest in and expand their operations, among other things. Such factors may result in weakened economic conditions, place strain on our borrowers, and ultimately impact the credit quality of our loan portfolio. We expect this could result in increases in the level of past due, nonaccrual, and classified loans, as well as higher net charge-offs. While economic conditions have generally been favorable thus far, notwithstanding higher levels of inflation, there can be no assurance favorable economic conditions will continue. In addition, a higher interest rate environment may impact the ability of our borrowers with adjustable rate loans to meet their debt service requirements. As such, should we experience future deterioration in the credit quality of our loan portfolio, it may contribute to the need for additional provisions for credit losses.

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

•Accumulated other comprehensive income (loss) - Unrealized gains and losses on AFS investment securities are recognized in stockholders’ equity as accumulated other comprehensive income (loss). If economic conditions deteriorate, and/or if the interest rates continue to increase, the valuation of the Company’s AFS investment securities could be negatively impacted, which may lead to increases in other comprehensive loss, the potential for credit losses, decreases to the Company’s stockholders’ equity, and declines in the Company’s tangible book value per share. See “Non-GAAP measures” presented under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional details.

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

Critical Accounting Policies and Estimates

Management has established various accounting policies that govern the application of GAAP in the preparation of the Company’s financial statements in Item 8 hereof. Certain accounting policies require management to make estimates and assumptions that involve a significant level of estimation and uncertainty and are reasonably likely to have a material impact on the carrying value of certain assets and liabilities as well as the Company’s results of operations; management considers these to be critical accounting policies. The estimates and assumptions management uses associated with these policies are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of the Company’s assets and liabilities as well as the Company’s results of operations in future reporting periods. The Company’s significant accounting policies are described in Note 1 – Description of Business and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.

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

Although no one economic variable can fully demonstrate the sensitivity of the ACL calculation to changes in the economic variables used in the ACL model, the Company, as of December 31, 2022, has identified certain economic variables that have significant influence in the Company’s model for determining the ACL. These key economic variables include changes in the U.S. unemployment rate, U.S. real GDP growth, CRE prices, and interest rates. However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario of economic projections provided by our independent third party. This scenario includes, without limitation, the following assumptions: supply chain issues worsen, increasing shortages of affected goods and pressuring prices; the military conflict between Russian and Ukraine continues, limiting the global supply of critical commodities; COVID-19 cases rise again, slowing growth in certain industries; and the combination of elevated inflation and increasing interest rates causes the economy to fall into recession in 2023. Under this adverse scenario, as an example, the unemployment rate is estimated at 6.4% at the end of 2023, and represents a 2.2% higher unemployment estimate than the Baseline scenario projection of 4.2% for the same time period.

To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% baseline weighting and a 100% adverse scenario weighting for modeled results. This would result in an incremental quantitative impact to the ACL of approximately $42.8 million at December 31, 2022. This resulting difference is not intended to represent an expected increase in ACL levels since (i) we may use a weighted approach applied to multiple economic scenarios for our ACL process, (ii) the highly uncertain economic environment, (iii) the difficulty in predicting inter-relationships between macroeconomic variables used in various economic scenarios, (iv) the portfolio experiences credit migration as a result of adverse economic conditions, and (v) the sensitivity analysis does not account for any qualitative adjustments incorporated by us as part of our overall ACL framework.

Please also see “Allowance for Credit Losses” presented under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion on assumptions concerning economic forecasts and economic variables used in the Company’s ACL model as well as the impact of those items on the Company’s ACL.

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

Please also see Note 5 – Allowance for Credit Losses, of the Notes to the Consolidated Financial Statements for additional discussion concerning the Company’s ACL methodology.

Non-GAAP Measurements

The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position, or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures and may not be comparable to non-GAAP financial measures that may be presented by other companies. Management believes that these non-GAAP financial measures provide useful information to gain an understanding of the operating results of our core business. The non-GAAP measures the Company uses include the following:

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
•Return on average tangible common equity: This figure is calculated by excluding amortization of intangible assets from net income and excluding the average intangible assets and average goodwill from the average stockholders’ equity during the period. We believe that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business.
•Efficiency ratio: This figure represents the ratio of noninterest expense less other real estate owned operations, amortization of intangible assets, and merger-related expense to the sum of net interest income before provision for credit losses and total noninterest income, less gain/(loss) on sale of securities, other income - security recoveries on investment securities, gain/(loss) on sale of other real estate owned, and gain/(loss) from debt extinguishment. We believe that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business.
•Core net interest income and core net interest margin: Core net interest income is calculated by excluding scheduled accretion income, accelerated accretion income, premium amortization on CDs, nonrecurring nonaccrual interest adjustments, and gain (loss) on interest rate contract in fair value hedging relationships from net interest income. The core net interest margin is calculated as the ratio of core net interest income to average interest-earning assets. We believe that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business.
•Pre-provision net revenue: Pre-provision net revenue is calculated by excluding income tax, provision for credit losses, and merger-related expenses from net income. We believe that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business and a consistent comparison to the financial results of prior periods.
•Noninterest expense excluding merger-related expense as a percent of average assets: We calculate noninterest expense (excluding merger-related expense) as a percent of average assets by excluding merger-related expense from the noninterest expense and dividing by average assets. We believe that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business and a better comparison to the financial results of prior periods.

•Cost of core deposits: We calculate cost of core deposits as the ratio of core deposit interest expense to average core deposits. Core deposit interest expense is calculated by excluding interest expense for certificates of deposit and brokered deposits from total deposit expense, and average core deposits is calculated by excluding certificates of deposit and brokered deposits from total deposits. We believe cost of core deposits is a useful measure to assess the Company's deposit base, including its potential volatility.

The following tables provide reconciliations of the non-GAAP measures with financial measures defined by GAAP:

Tangible Common Equity Amounts and Ratios

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2022	2021	2020
Total stockholders’ equity	$2,798,389	$2,886,311	$2,746,649
Less: intangible assets	956,900	970,883	984,076
Tangible common equity	$1,841,489	$1,915,428	$1,762,573

Total assets	$21,688,017	$21,094,429	$19,736,544
Less: intangible assets	956,900	970,883	984,076
Tangible assets	$20,731,117	$20,123,546	$18,752,468

Common equity ratio	12.90%	13.68%	13.92%
Less: intangible equity ratio	4.02%	4.16%	4.52%
Tangible common equity ratio	8.88%	9.52%	9.40%

Common shares issued and outstanding	95,021,760	94,389,543	94,483,136

Book value per share	$29.45	$30.58	$29.07
Less: intangible book value per share	10.07	10.29	10.42
Tangible book value per share	$19.38	$20.29	$18.65

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015	2014	2013
Total stockholders' equity	$2,012,594	$1,969,697	$1,241,996	$459,740	$298,980	$199,592	$175,226
Less: intangible assets	891,634	909,282	536,343	111,941	58,002	28,564	24,056
Tangible common equity	$1,120,960	$1,060,415	$705,653	$347,799	$240,978	$171,028	$151,170

Total assets	$11,776,012	$11,487,387	$8,024,501	$4,036,311	$2,789,599	$2,037,731	$1,714,187
Less: intangible assets	891,634	909,282	536,343	111,941	58,002	28,564	24,056
Tangible assets	$10,884,378	$10,578,105	$7,488,158	$3,924,370	$2,731,597	$2,009,167	$1,690,131

Common equity ratio	17.09%	17.15%	15.48%	11.39%	10.72%	9.79%	10.22%
Less: intangible equity ratio	6.79%	7.13%	6.06%	2.53%	1.90%	1.28%	1.28%
Tangible common equity ratio	10.30%	10.02%	9.42%	8.86%	8.82%	8.51%	8.94%

Common shares issued and outstanding	59,506,057	62,480,755	46,245,050	27,798,283	21,570,746	16,903,884	16,656,279

Book value per share	$33.82	$31.52	$26.86	$16.54	$13.86	$11.81	$10.52
Less: intangible book value per share	14.98	14.55	11.60	4.03	2.69	1.69	1.44
Tangible book value per share	$18.84	$16.97	$15.26	$12.51	$11.17	$10.12	$9.08

Return on Average Tangible Common Equity

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Net income	$283,743	$339,889	$60,351
Plus: amortization of intangible assets expense	13,983	15,936	17,072
Less: amortization of intangible assets expense tax adjustment (1)	3,987	4,556	4,892
Net income for average tangible common equity	293,739	351,269	72,531
Plus: merger-related expense	—	5	49,129
Less: merger-related expense tax adjustment (1)	—	1	14,031
Net income for average tangible common equity excluding merger-related expense	$293,739	$351,273	$107,629

Average stockholders’ equity	$2,788,543	$2,798,593	$2,419,013
Less: average intangible assets	62,833	77,817	86,740
Less: average goodwill	901,312	900,458	861,183
Average tangible common equity	$1,824,398	$1,820,318	$1,471,090

Return on average equity	10.18%	12.14%	2.49%
Return on average tangible common equity	16.10%	19.30%	4.93%
Return on average tangible common equity excluding merger-related expense	16.10%	19.30%	7.32%
______________________________
(1) Adjusted by statutory tax rate

Efficiency Ratio

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Total noninterest expense	$396,670	$380,277	$381,119
Less: amortization of intangible assets	13,983	15,936	17,072
Less: merger-related expense	—	5	49,129
Less: other real estate owned operations, net	—	—	1
Noninterest expense, adjusted	$382,687	$364,336	$314,917

Net interest income before provision for loan losses	$697,112	$662,374	$574,211
Add: total noninterest income	88,748	107,850	71,325
Less: net gain from investment securities	1,710	16,906	13,882
Less: other income - security recoveries	—	10	2
Less: net loss from other real estate owned	—	—	(112)
Less: net loss from debt extinguishment	—	(180)	—
Revenue, adjusted	$784,150	$753,488	$631,764

Efficiency ratio	48.8%	48.4%	49.8%

Core Net Interest Margin

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Net interest income	$697,112	$662,374	$574,211
Less: scheduled accretion income	10,039	13,874	17,063
Less: accelerated accretion income	11,628	22,792	16,117
Less: premium amortization on CD	225	3,266	6,443
Less: nonrecurring nonaccrual interest adjustments	(1,267)	(544)	(95)
Less: gain (loss) on fair value hedging relationships	10,705	(914)	—
Core net interest income	665,782	623,900	534,683
Less: interest and deferred fee income on SBA Paycheck Protection Program (“PPP”) loans	—	—	6,220
Core net interest income excluding SBA PPP loans	$665,782	$623,900	$528,463

Average interest-earning assets	$19,746,829	$18,897,234	$15,373,474
Less: average SBA PPP loans	—	—	289,187
Average interest-earning assets excluding SBA PPP loans	$19,746,829	$18,897,234	$15,084,287

Net interest margin	3.53%	3.51%	3.74%
Core net interest margin	3.37%	3.30%	3.48%
Core net interest margin excluding SBA PPP loans	3.37%	3.30%	3.50%

Pre-Provision Net Revenue

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Interest income	$768,578	$696,739	$630,726
Interest expense	71,466	34,365	56,515
Net interest income	697,112	662,374	574,211
Noninterest income	88,748	107,850	71,325
Revenue	785,860	770,224	645,536
Noninterest expense	396,670	380,277	381,119
Plus: merger-related expense	—	5	49,129
Pre-provision net revenue	$389,190	$389,952	$313,546

Average assets	$21,513,428	$20,492,402	$16,817,242
Pre-provision net revenue return on average assets	1.81%	1.90%	1.86%

Noninterest Expense Excluding Merger-Related Expense

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Noninterest expense	$396,670	$380,277	$381,119
Less: merger-related expense	—	5	49,129
Noninterest expense excluding merger-related expense	396,670	380,272	331,990

Average assets	$21,513,428	$20,492,402	$16,817,242

Noninterest expense as a percent of average assets	1.84%	1.86%	2.27%
Noninterest expense excluding merger-related expense as a percent of average assets	1.84%	1.86%	1.97%

Cost of Core Deposits

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Total deposits interest expense	$40,093	$11,817	$34,336
Less: certificates of deposit interest expense	6,498	3,332	9,123
Less: brokered deposits interest expense	14,120	149	1,688
Core deposits expense	$19,475	$8,336	$23,525

Total average deposits	$17,594,941	$16,983,299	$13,575,010
Less: average certificates of deposit	944,963	1,248,956	1,296,642
Less: average brokered deposits	523,530	35,194	187,301
Average core deposits	$16,126,448	$15,699,149	$12,091,067

Cost of core deposits	0.12%	0.05%	0.19%

Financial Highlights

The following table sets forth certain of our financial highlights at or for each of the years presented. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein at Item 8.

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2022	2021	2020
Operating Data
Net income	$283,743	$339,889	$60,351
Pre-provision net revenue (1)	389,190	389,952	313,546
Share Data
Basic earnings per common share	$2.99	$3.60	$0.75
Diluted earnings per common share	2.98	3.58	0.75
Book value per share (basic)	29.45	30.58	29.07
Tangible book value per share (1)	19.38	20.29	18.65
Common equity dividends declared per share	1.32	1.29	1.03
Selected Balance Sheet Data
Total assets	$21,688,017	$21,094,429	$19,736,544
Total deposits	17,352,401	17,115,589	16,214,177
Total borrowings	1,331,204	888,567	532,511
Total stockholders’ equity	2,798,389	2,886,311	2,746,649
Loan to deposit ratio	84.6%	83.6%	81.6%
Non-maturity deposits as a percent of total deposits	85.6%	93.8%	90.0%
Performance Ratios
Return on average assets	1.32%	1.66%	0.36%
Return on average equity	10.18%	12.14%	2.49%
Return on average tangible common equity (1)	16.10%	19.30%	4.93%
Pre-provision net revenue on average assets (1)	1.81%	1.90%	1.86%
Net interest margin	3.53%	3.51%	3.74%
Cost of deposits	0.23%	0.07%	0.25%
Average equity to average assets	12.96%	13.66%	14.38%
Efficiency ratio (1)	48.8%	48.4%	49.8%
Noninterest expense (excluding merger-related expense) as a percent of average assets (1)	1.84%	1.86%	1.97%
Pacific Premier Bancorp, Inc. Capital Ratios
Tier 1 leverage ratio	10.29%	10.08%	9.47%
Common equity tier 1 to risk-weighted assets	12.99%	12.11%	12.04%
Tier 1 capital to risk-weighted assets	12.99%	12.11%	12.04%
Total capital to risk-weighted assets	15.53%	14.62%	16.31%
Asset Quality Ratios
Nonperforming loans as a percent of loans held for investment	0.21%	0.22%	0.22%
Nonperforming assets as a percent of total assets	0.14%	0.15%	0.15%
Net charge-offs to average total loans, net	0.07%	0.02%	0.14%
Allowance for credit losses to loans held for investment	1.33%	1.38%	2.02%
Allowance for credit losses as a percent of nonperforming loans	633%	632%	918%

(1) Reconciliations of the non-GAAP measures are set forth in the “Non-GAAP Measurements” section included herein at Item 7 of this Form 10-K.

Operating Results

Net Income.  For 2022, we reported net income of $283.7 million, or $2.98 per diluted share, compared to net income of $339.9 million, or $3.58 per diluted share, for 2021. The decrease from 2021 was primarily due to a $4.8 million provision expense in 2022, compared to a $70.9 million provision recapture in 2021, a $19.1 million decrease in noninterest income, and a $16.4 million increase in noninterest expense, partially offset by a $34.7 million increase in net interest income and a $20.3 million decrease in income tax expense in 2022.

Our pre-provision net revenue, which excludes provision for credit losses, merger-related expense, and income tax expense from net income, was $389.2 million in 2022, compared to $390.0 million in 2021. The slight decrease in 2022 from 2021 was primarily due to a $19.1 million decrease in noninterest income and a $16.4 million increase in our operating expense (noninterest expense excluding merger-related expense), partially offset by a $34.7 million increase in net interest income. For additional details, see “Non-GAAP measures” presented under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For 2022, the Company’s return on average assets was 1.32%, return on average equity was 10.18%, and return on average tangible common equity was 16.10%. For 2021, the Company’s return on average assets was 1.66%, return on average equity was 12.14%, and return on average tangible common equity was 19.30%. For 2020, the Company’s return on average assets was 0.36%, return on average equity was 2.49%, and return on average tangible common equity was 4.93%. For additional details, see “Non-GAAP measures” presented under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For 2022, net interest income totaled $697.1 million, an increase of $34.7 million, or 5.24%, from 2021. This reflected an increase in average interest-earning assets of $849.6 million, primarily due to organic loan growth, as well as an increase in yields on average interest-earning assets, partially offset by increases in cost of funds and average interest-bearing liabilities. Net interest margin increased 2 basis points to 3.53% in 2022 from 3.51% in 2021. The increase was primarily due to yields on interest-earning assets increasing 20 basis points, driven primarily by an increase in market rates of interest, favorable remix of earning-assets and the deployment of excess liquidity into higher-yielding loans, partially offset by our cost of funds increasing 19 basis points, driven principally by higher rates paid on deposits. The core net interest margin, which excludes the impact of loan accretion income, certificates of deposit mark-to-market amortization, interest impact from fair value hedges, and other adjustments, was 3.37%, compared to 3.30% for 2021, reflecting higher average interest-earning assets balances. For additional details of the core net interest margin, see “Non-GAAP measures” presented under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following table also sets forth our net interest income, net interest rate spread, and net interest rate margin for the periods indicated. The net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The net interest rate margin reflects the ratio of net interest income as a percentage of interest-earning assets for the year.

	For the Year Ended December 31,
	2022			2021			2020
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$678,270	$12,691	1.87%	$904,159	$877	0.10%	$912,316	$1,022	0.11%
Investment securities	4,301,005	82,167	1.91%	4,495,956	73,829	1.64%	2,641,260	52,146	1.97%
Loans receivable, net (1)(2)	14,767,554	673,720	4.56%	13,497,119	622,033	4.61%	11,819,898	577,558	4.89%
Total interest-earning assets	19,746,829	768,578	3.89%	18,897,234	696,739	3.69%	15,373,474	630,726	4.10%
Noninterest-earning assets	1,766,599			1,595,168			1,443,768
Total assets	$21,513,428			$20,492,402			$16,817,242
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$3,681,244	6,351	0.17%	$3,276,638	1,270	0.04%	$1,994,821	3,295	0.17%
Money market	5,155,785	12,735	0.25%	5,507,469	6,824	0.12%	4,570,581	19,903	0.44%
Savings	433,156	391	0.09%	393,332	251	0.06%	310,368	393	0.13%
Retail certificates of deposit	944,963	6,498	0.69%	1,248,956	3,332	0.27%	1,296,642	9,123	0.70%
Wholesale/brokered certificates of deposit	520,652	14,118	2.71%	29,645	140	0.47%	177,618	1,622	0.91%
Total interest-bearing deposits	10,735,800	40,093	0.37%	10,456,040	11,817	0.11%	8,350,030	34,336	0.41%
FHLB advances and other borrowings	574,320	13,131	2.29%	24,947	99	0.40%	139,441	1,532	1.10%
Subordinated debentures	330,885	18,242	5.51%	410,067	22,449	5.47%	377,037	20,647	5.48%
Total borrowings	905,205	31,373	3.47%	435,014	22,548	5.18%	516,478	22,179	4.29%
Total interest-bearing liabilities	11,641,005	71,466	0.61%	10,891,054	34,365	0.32%	8,866,508	56,515	0.64%
Noninterest-bearing deposits	6,859,141			6,527,259			5,224,980
Other liabilities	224,739			275,496			306,741
Total liabilities	18,724,885			17,693,809			14,398,229
Stockholders’ equity	2,788,543			2,798,593			2,419,013
Total liabilities and equity	$21,513,428			$20,492,402			$16,817,242
Net interest income		$697,112			$662,374			$574,211
Net interest rate spread			3.28%			3.37%			3.46%
Net interest margin (3)			3.53%			3.51%			3.74%
Cost of deposits (4)			0.23%			0.07%			0.25%
Cost of funds (5)			0.39%			0.20%			0.40%
Cost of core deposits (6)			0.12%			0.05%			0.19%
Ratio of interest-earning assets to interest-bearing liabilities			169.63%			173.51%			173.39%
________________________________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums, and the basis adjustments of certain loans included in fair value hedging relationships.
(2) Interest income includes net discount accretion of $21.7 million, $36.7 million, and $33.2 million, respectively, for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.
(3) Represents net interest income divided by average interest-earning assets.
(4) Represents annualized interest expense on deposits divided by the sum of average interest-bearing deposits and noninterest-bearing deposits.
(5) Represents annualized total interest expense divided by the sum of average total interest-bearing liabilities and noninterest-bearing deposits.
(6) Reconciliations of the non-GAAP measures are presented under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of
Operations.

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
•Changes in days in a period (changes in days in a period multiplied by daily interest; no change in days for comparisons of the year ended December 31, 2022 to the year ended December 31, 2021);
•Changes in interest rates (changes in interest rates multiplied by the prior period volume and includes the recognition of discounts/premiums and deferred fees/costs); and
•The net change or the combined impact of volume, days in a period, and rate changes allocated proportionately to changes in volume, days in a period, and changes in interest rates.

	Year Ended December 31, 2022 Compared to Year Ended December 31, 2021 Increase (Decrease) Due to			Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Days	Rate	Net
Interest-Earning Assets
Cash and cash equivalents	$(179)	$11,993	$11,814	$(9)	$(2)	$(134)	$(145)
Investment securities	(3,012)	11,350	8,338	28,486	—	(6,803)	21,683
Loans receivable, net	57,878	(6,191)	51,687	77,026	(1,704)	(30,847)	44,475
Total interest-earning assets	54,687	17,152	71,839	105,503	(1,706)	(37,784)	66,013
Interest-Bearing Liabilities
Interest checking	173	4,908	5,081	2,118	(3)	(4,140)	(2,025)
Money market	(406)	6,317	5,911	5,239	(19)	(18,299)	(13,079)
Savings	27	113	140	105	(1)	(246)	(142)
Retail certificates of deposit	(581)	3,747	3,166	(323)	(9)	(5,459)	(5,791)
Wholesale/brokered certificates of deposit	10,895	3,083	13,978	(940)	—	(542)	(1,482)
FHLB advances and other borrowings	10,692	2,340	13,032	(808)	—	(625)	(1,433)
Subordinated debentures	(4,482)	275	(4,207)	1,808	—	(6)	1,802
Total interest-bearing liabilities	16,318	20,783	37,101	7,199	(32)	(29,317)	(22,150)
Changes in net interest income	$38,369	$(3,631)	$34,738	$98,304	$(1,674)	$(8,467)	$88,163

Provision for Credit Losses.  For 2022, the Company recorded a $4.8 million provision expense for credit losses, compared to a $70.9 million provision recapture in 2021. The provision expense for 2022 was comprised of an $8.5 million provision expense for loan losses, a $3.6 million provision recapture for unfunded commitments, and a $21,000 provision expense for held-to-maturity investment securities. The provision expense for loans was largely impacted by changes to the overall size, composition, and asset quality trends of the loan portfolio. The recapture of the provision for unfunded commitments was reflective of favorable changes in the mix of unfunded commitments between various loan segments, as well as qualitative adjustments during 2022. The provision expense for held-to-maturity investment securities in 2022 remained consistent to the provision expense in 2021.

The provision recapture for 2021 included a $67.1 million provision recapture for loan losses and a $3.8 million provision recapture for unfunded commitments, partially offset by $22,000 provision expense for held-to-maturity investment securities. The provision recaptures for loans and unfunded commitments were reflective of improving economic forecasts employed in the Company’s ACL model and the favorable credit quality profile of the loan portfolio relative to prior periods, partially offset by an increase in loans held for investment and unfunded commitments.
Net loan charge-offs for 2022 totaled $10.6 million, compared to $3.2 million in 2021. The increase from 2021 was due to higher charge-offs on the CRE non-owner occupied and commercial and industrial loan segments.

The following table sets forth the details of the provision for credit losses for the periods indicated:

	For the Year Ended December 31,			Variance 2022 vs. 2021
(Dollars in thousands)	2022	2021	2020	$	%
Provision for Credit Losses
Provision for loan losses	$8,459	$(67,069)	$172,262	$75,528	(112.6)%
Provision for unfunded commitments	(3,648)	(3,829)	19,554	181	(4.7)%
Provision for held-to-maturity securities	21	22	—	(1)	(4.5)%
Total provision for credit losses	$4,832	$(70,876)	$191,816	$75,708	(106.8)%

Noninterest Income.  For 2022, noninterest income totaled $88.7 million, a decrease of $19.1 million, or 17.7%, from 2021. The decrease was primarily due to a $15.2 million decrease in net gain on sales from investments securities reflecting the negative impact on the values of AFS investment securities from the rising interest rate environment, an $8.0 million decrease in other income, driven by a $4.8 million decrease in income on CRA investments and the prior year’s $2.9 million in SBA PPP loan referral fees, a $1.2 million decrease in net gain from loan sales, and a $1.0 million decrease in escrow and exchange fee income. These decreases were partially offset by a $3.4 million increase in trust custodial account fees and a $1.9 million increase in earnings on bank owned life insurance.

During 2022, we sold $75.8 million of loans with an average price of 103.9%, compared to 2021 in which we sold $41.1 million of loans with an average price of 110.0%. In 2022, total loans sold included $54.4 million in SBA and U.S. Department of Agriculture (“USDA”) loans, for a net gain of $3.2 million, and $21.4 million in other loans for a net gain of $23,000, compared with sales of $41.1 million in SBA and USDA loans for a net gain of $4.1 million, and fully charged-off loans for a net gain of $292,000 in 2021.

In addition, in 2022 the Bank had increases of $1.5 million and $139,000 in service charges on deposit accounts and debit card interchange fee income, respectively, from 2021, reflecting higher average core transaction balances from organic growth.

The following table presents the components of noninterest income for the periods indicated:

	For the Year Ended December 31,			Variance 2022 vs. 2021
(Dollars in thousands)	2022	2021	2020	$	%
Noninterest Income
Loan servicing income	$1,664	$2,121	$2,028	$(457)	(21.5)%
Service charges on deposit accounts	10,698	9,219	6,712	1,479	16.0%
Other service fee income	1,351	1,566	1,554	(215)	(13.7)%
Debit card interchange fee income	3,628	3,489	2,526	139	4.0%
Earnings on bank owned life insurance	13,159	11,299	7,160	1,860	16.5%
Net gain from sales of loans	3,238	4,428	8,609	(1,190)	(26.9)%
Net gain from sales of investment securities	1,710	16,906	13,882	(15,196)	(89.9)%
Trust custodial account fees	41,606	38,176	16,653	3,430	9.0%
Escrow and exchange fees	6,325	7,286	2,663	(961)	(13.2)%
Other income	5,369	13,360	9,538	(7,991)	(59.8)%
Total noninterest income	$88,748	$107,850	$71,325	$(19,102)	(17.7)%

Noninterest Expense.  For 2022, noninterest expense totaled $396.7 million, an increase of $16.4 million, or 4.3%, from 2021. The increase in noninterest expense was primarily due to increases of $9.6 million in compensation and benefits attributable to higher compensation from increased staffing levels during 2022, $3.8 million in other expense, $3.8 million in deposit expense, and $2.9 million in data processing expense. These increases were partially offset by decreases of $2.0 million in amortization of intangible assets, $854,000 in office expense, and $801,000 in premises and occupancy expense.

Our efficiency ratio was 48.8% for 2022, compared to 48.4% for 2021. For additional details, see “Non-GAAP measures” presented under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the components of noninterest expense for the periods indicated:

	For the Year Ended December 31,			Variance 2022 vs. 2021
(Dollars in thousands)	2022	2021	2020	$	%
Noninterest Expense
Compensation and benefits	$225,245	$215,690	$180,452	$9,555	4.4%
Premises and occupancy	47,433	48,234	43,296	(801)	(1.7)%
Data processing	26,649	23,770	20,491	2,879	12.1%
FDIC insurance premiums	5,772	5,274	3,571	498	9.4%
Legal and professional services	17,947	18,554	15,633	(607)	(3.3)%
Marketing expense	7,632	6,917	5,891	715	10.3%
Office expense	5,103	5,957	7,216	(854)	(14.3)%
Loan expense	3,810	4,469	3,531	(659)	(14.7)%
Deposit expense	19,448	15,654	19,700	3,794	24.2%
Merger-related expense	—	5	49,129	(5)	(100.0)%
Amortization of intangible assets	13,983	15,936	17,072	(1,953)	(12.3)%
Other expense	23,648	19,817	15,137	3,831	19.3%
Total noninterest expense	$396,670	$380,277	$381,119	$16,393	4.3%

Income Taxes. The Company recorded income tax expense of $100.6 million in 2022, compared to $120.9 million in 2021, and $12.3 million in 2020. Our effective tax rate was 26.2% for 2022, 26.2% for 2021, and 16.9% for 2020. The effective tax rate for each year differs from the 21% federal statutory rate due to the impact of state taxes as well as various permanent tax differences, including tax-exempt income from municipal securities and loans, BOLI income, tax benefits associated with low-income housing tax credit (“LIHTC”) investments, merger-related expenses, the settlement of stock compensation, and other permanent differences.

See Note 14 – Income Taxes of the Notes to the Consolidated Financial Statements included in Item 8 hereof for further discussion of income taxes and an explanation of the factors that impact our effective tax rate.

Financial Condition

At December 31, 2022, total assets of the Company were $21.69 billion, an increase of $593.6 million, or 3%, from total assets of $21.09 billion at December 31, 2021. The increase was primarily due to a $796.5 million increase in cash and cash equivalents, a $372.2 million increase in loans, and a $96.3 million increase in deferred income taxes, partially offset by a $666.4 million decrease in investment securities. During 2022, we took actions to position the balance sheet to increase our asset sensitivity for an economic environment with higher interest rates and macroeconomic uncertainty. Actions included increasing our liquidity position and reducing the size and duration of the AFS securities portfolio to fund higher yielding loan growth, securing term funding with FHLB, and adding brokered deposits.

Investment Securities

Our investment policy, as established by our Asset Liability Committee, attempts to provide and maintain liquidity, capital preservation, complement our lending activities, support our interest rate risk management strategies, and generate a favorable return on investments without incurring undue interest rate and credit risks. Specifically, our investment policy generally limits our investments to U.S. government securities, federal agency-backed securities, U.S. government-sponsored enterprise (“GSE”) guaranteed mortgage-backed securities (“MBS”), which are guaranteed by Fannie Mae (“FNMA”), Freddie Mac (“FHLMC”), Federal Farm Credit Banks (“FFCB”), or Ginnie Mae (“GNMA”), U.S. Treasury securities, municipal bonds, and corporate bonds, specifically bank debt notes. The Bank has designated all investment securities, other than investments made for CRA purposes, as AFS or HTM. Debt securities classified as AFS are carried at estimated fair value, and debt securities classified as HTM are carried at amortized cost, net of ACL.

Our investment securities portfolio amounted to $3.99 billion at December 31, 2022, a decrease of $666.5 million, or 14%, from $4.66 billion at December 31, 2021. The decrease was a result of $934.7 million in sales, $426.3 million in principal payments, discounts from the AFS securities transferred to HTM, amortization, and redemptions, as well as a $299.0 million decrease resulting from mark-to-market fair value adjustments, partially offset by $986.6 million in purchases, primarily collateralized mortgage obligations, U.S. Treasury, and corporate debt securities. In general, the purchase of investment securities is primarily related to investing excess liquidity from our banking operations. During 2022, we have maintained a meaningful portion of the AFS securities portfolio in highly liquid, short-term securities while also lowering the effective duration of this portfolio to 3.1 years at December 31, 2022 from 4.1 years at December 31, 2021. This strategy enhances our interest rate sensitivity profile in the current rate environment and provides us with the flexibility to quickly redeploy these funds into higher-yielding assets as opportunities arise.

At December 31, 2022, AFS securities and HTM securities were $2.6 billion and $1.4 billion, respectively, compared to $4.3 billion and $381.7 million at December 31, 2021, respectively. During 2022, the Company transferred the entire AFS municipal bond portfolio of approximately $831.4 million as well as mortgage-backed securities of $255.0 million to HTM securities. The Company intends and has the ability to hold the securities transferred to maturity. The transfer of these securities was accounted for at fair value on the transfer date. In total, the municipal bonds had a net carrying amount of $780.7 million with a pre-tax unrealized loss of $50.8 million, and the mortgage-backed securities had a net carrying amount of $238.8 million with a pre-tax unrealized loss of $16.2 million, both of which were reflected as discounts on the date of transfer. These discounts are accreted into interest income as yield adjustments over the remaining term of the securities. The amortization of the unrealized losses reported in accumulated other comprehensive income (loss) largely offsets the effect on interest income of the accretion of the discounts. No gains or losses were recorded at the time of transfer. The AFS securities transferred to HTM were investment grade with no credit-related issues as of the transfer date. The transfer of AFS securities to HTM was part of our management strategy to limit interest rate impact to AOCI. See Note 3 – Investment Securities of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

The ACL on investment securities is determined for both the AFS and HTM classifications of the investment portfolio in accordance with ASC 326 and evaluated on a quarterly basis. As of December 31, 2022 and 2021, the Company had an ACL of $43,000 and $22,000, respectively, for HTM investment securities classified as municipal bonds. The Company recognized $21,000 and $22,000 of provision for credit losses for HTM investment securities during the years ended December 31, 2022 and 2021, respectively. The Company did not recognize any provision for credit losses for HTM investment securities during the year ended December 31, 2020. The Company had no ACL for AFS investment securities at December 31, 2022 and 2021.

Below is a breakdown of the investment security portfolio as of December 31, 2022 and 2021 by investment type and designation.

	2022			2021
(Dollars in thousands)	Amortized Cost	Fair Value	% Portfolio	Amortized Cost	Fair Value	% Portfolio
AFS investment securities:
U.S. Treasury	$49,156	$47,017	1.3%	$57,708	$57,866	1.2%
Agency	485,331	431,438	11.7%	440,183	432,135	9.3%
Corporate	586,652	542,548	14.7%	451,621	453,861	9.7%
Municipal bonds	—	—	—%	1,061,985	1,089,913	23.4%
Collateralized mortgage obligations	829,928	764,229	20.6%	680,686	676,643	14.5%
Mortgage-backed securities	953,678	815,781	22.0%	1,586,406	1,563,446	33.6%
Total AFS investment securities	2,904,745	2,601,013	70.3%	4,278,589	4,273,864	91.7%
HTM investment securities:
Municipal bonds	1,148,055	890,626	24.1%	368,344	370,507	8.0%
Mortgage-backed securities	231,692	198,071	5.4%	11,843	12,407	0.3%
Other	8,399	8,399	0.2%	1,509	1,509	—%
Total HTM investment securities	1,388,146	1,097,096	29.7%	381,696	384,423	8.3%
Total investment securities	$4,292,891	$3,698,109	100.0%	$4,660,285	$4,658,287	100.0%

The following table sets forth the fair value of AFS and the amortized cost of HTM investment securities as well as the weighted average yields on our investment security portfolio by contractual maturity as of the date indicated. Weighted-average yields are an arithmetic computation of income within each maturity range based on the amortized cost of securities, not on a tax-equivalent basis.

	December 31, 2022
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
AFS investment securities:
U.S. Treasury	$9,701	3.90%	$24,280	3.94%	$13,036	1.33%	$—	—%	$47,017	3.14%
Agency	25,281	3.11%	299,758	1.02%	78,702	1.38%	27,697	1.50%	431,438	1.24%
Corporate	—	—%	273,415	4.72%	269,133	3.39%	—	—%	542,548	4.03%
Collateralized mortgage obligation	34,192	3.14%	64,986	4.09%	180,391	2.88%	484,660	3.69%	764,229	3.50%
Mortgage-backed securities	—	—%	34,258	3.28%	454,049	1.10%	327,474	1.74%	815,781	1.45%
Total AFS investment securities	69,174	3.24%	696,697	2.97%	995,311	2.07%	839,831	2.86%	2,601,013	2.55%

	December 31, 2022
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
HTM investment securities:
Municipal bonds	$—	—%	$10,537	1.60%	$50,674	1.54%	$1,086,844	2.07%	$1,148,055	2.05%
Mortgage-backed securities	—	—%	—	—%	—	—%	231,692	1.80%	231,692	1.80%
Other	—	—%	—	—%	—	—%	8,399	2.66%	8,399	2.66%
Total HTM investment securities	—	—%	10,537	1.60%	50,674	1.54%	1,326,935	2.03%	1,388,146	2.01%
Total investment securities	$69,174	3.24%	$707,234	2.95%	$1,045,985	2.04%	$2,166,766	2.35%	$3,989,159	2.36%

The following table presents the fair value of AFS and the amortized cost of HTM investment securities portfolios by Moody’s credit ratings at December 31, 2022.

(Dollars in thousands)	U.S. Treasury	Agency	Corporate	Municipal Bonds	Collateralized Mortgage Obligations	Mortgage-backed Securities	Other	Total	%
Aaa - Aa3	$47,017	$431,438	$19,797	$1,148,055	$764,229	$1,047,473	$—	$3,458,009	86.7%
A1 - A3	—	—	329,007	—	—	—	—	329,007	8.2%
Baa1 - Baa3	—	—	193,744	—	—	—	8,399	202,143	5.1%
Total	$47,017	$431,438	$542,548	$1,148,055	$764,229	$1,047,473	$8,399	$3,989,159	100.0%

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

The following is a listing of the breakdown by state for our municipal holdings, for all states with greater than 5% of the portfolio listed. 74% of the Texas issues are insured by The Texas Permanent School Fund.

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Fair Value	% of Municipal
Issuer
Texas	$534,228	$413,073	46.4%
California	89,358	63,752	7.2%
Georgia	79,576	62,191	7.0%
Washington	64,431	54,130	6.1%
Massachusetts	66,700	50,691	5.7%
Oregon	64,362	46,150	5.2%
Other	249,400	200,639	22.4%
Total municipal securities	$1,148,055	$890,626	100.0%

Loans

Loans held for investment totaled $14.68 billion at December 31, 2022, an increase of $380.4 million, or 2.7%, from $14.30 billion at December 31, 2021. The increase was primarily due to both new loan fundings and a higher commercial line average utilization rate, the latter increasing to a level of 40% for the year ended December 31, 2022, compared to 34% for the year ended December 31, 2021, partially offset by loan maturities, prepayments, and loans sales. The increase in loans was largely attributed to increases in multifamily loans of $220.1 million, CRE owner-occupied loans of $181.1 million, construction and land loans of $121.4 million, and C&I loans of $57.8 million, partially offset by decreases of CRE non-owner-occupied loans of $110.8 million and retail loans of $24.7 million.

The total end of period weighted average interest rate on loans, excluding fees and discounts, as of December 31, 2022 was 4.61%, compared to 3.95% at December 31, 2021. The increase reflects the impact from higher rates on new loan originations and the repricing of floating rate loans as a result of the Federal Reserve Bank's interest rate increases since March 2022.

Loans held for sale primarily represent the guaranteed portion of SBA loans, which the Bank originates for sale, and totaled $2.6 million at December 31, 2022, a decrease of $8.2 million from $10.9 million at December 31, 2021.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	December 31, 2022			December 31, 2021
(Dollars in thousands)	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
Investor loans secured by real estate
CRE non-owner-occupied	$2,660,321	18.1%	4.51%	$2,771,137	19.4%	4.19%
Multifamily	6,112,026	41.6%	3.86%	5,891,934	41.2%	3.75%
Construction and land	399,034	2.7%	8.24%	277,640	1.9%	4.88%
SBA secured by real estate	42,135	0.3%	7.61%	46,917	0.3%	4.98%
Total investor loans secured by real estate	9,213,516	62.7%	4.25%	8,987,628	62.8%	3.93%
Business loans secured by real estate
CRE owner-occupied	2,432,163	16.6%	4.22%	2,251,014	15.7%	4.07%
Franchise real estate secured	378,057	2.6%	4.75%	380,381	2.7%	4.60%
SBA secured by real estate	61,368	0.4%	7.45%	69,184	0.5%	5.23%
Total business loans secured by real estate	2,871,588	19.6%	4.36%	2,700,579	18.9%	4.18%
Commercial loans
Commercial and industrial	2,160,948	14.7%	6.32%	2,103,112	14.7%	3.61%
Franchise non-real estate secured	404,791	2.8%	4.91%	392,576	2.7%	4.76%
SBA non-real estate secured	11,100	0.1%	7.83%	11,045	0.1%	5.54%
Total commercial loans	2,576,839	17.6%	6.11%	2,506,733	17.5%	3.80%
Retail loans
Single family residential	72,997	0.5%	5.51%	95,292	0.7%	4.01%
Consumer	3,284	—%	6.29%	5,665	0.1%	4.98%
Total retail loans	76,281	0.5%	5.53%	100,957	0.8%	4.05%
Loans held for investment before basis adjustment (1)	14,738,224	100.4%	4.61%	14,295,897	100.0%	3.95%
Basis adjustment associated with fair value hedge (2)	(61,926)	(0.4%)		—	—%
Loans held for investment	14,676,298	100.0%		14,295,897	100.0%
Allowance for credit losses for loans held for investment	(195,651)			(197,752)
Loans held for investment, net	$14,480,647			$14,098,145

Total unfunded commitments	$2,489,203			$2,507,911
Loans held for sale, at lower of cost or fair value	$2,643			$10,869
______________________________
(1) Includes net deferred origination fees of $1.9 million and $3.5 million, and unaccreted fair value net purchase discounts of $54.8 million and $77.1 million as of December 31, 2022 and 2021, respectively.
(2) Represents the basis adjustment associated with the application of hedge accounting on certain loans. Refer to Note 19 – Derivative Instruments for additional information.

The following table shows the contractual maturity of the Company’s loans without consideration of prepayment assumptions, at the date indicated:

	December 31, 2022
(Dollars in thousands)	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years through Fifteen Years	Due after Fifteen Years	Total
Investor loans secured by real estate
CRE non-owner-occupied	$127,573	$768,569	$1,610,456	$153,723	$2,660,321
Multifamily	37,654	466,016	4,573,827	1,034,529	6,112,026
Construction and land	192,718	203,081	3,235	—	399,034
SBA secured by real estate	—	—	74	42,061	42,135
Total investor loans secured by real estate	357,945	1,437,666	6,187,592	1,230,313	9,213,516
Business loans secured by real estate
CRE owner-occupied	39,533	311,955	1,840,561	240,114	2,432,163
Franchise real estate secured	2,071	30,532	303,476	41,978	378,057
SBA secured by real estate	43	675	8,366	52,284	61,368
Total business loans secured by real estate	41,647	343,162	2,152,403	334,376	2,871,588
Commercial loans
Commercial and industrial	774,470	894,400	453,082	38,996	2,160,948
Franchise non-real estate secured	1,302	89,929	313,560	—	404,791
SBA not secured by real estate	166	3,258	7,236	440	11,100
Total commercial loans	775,938	987,587	773,878	39,436	2,576,839
Retail loans
Single family residential	953	3,269	8,222	60,553	72,997
Consumer loans	1,616	413	502	753	3,284
Total retail loans	2,569	3,682	8,724	61,306	76,281
Loans held for investment before basis adjustment	1,178,099	2,772,097	9,122,597	1,665,431	14,738,224
Basis adjustment associated with fair value hedge (1)	—	—	—	—	(61,926)
Loans held for investment	1,178,099	2,772,097	9,122,597	1,665,431	14,676,298
______________________________
(1) Represents the basis adjustment associated with the application of hedge accounting on certain loans. Refer to Note 19 – Derivative Instruments for additional information.

The following table sets forth the dollar amount of gross loans receivable at December 31, 2022 that are contractually due after December 31, 2023 and whether such loans have fixed interest rates or adjustable interest rates.

	At December 31, 2022 Loans Due After December 31, 2023
(Dollars in thousands)	Fixed	Adjustable	Total
Investor loans secured by real estate
CRE non-owner-occupied	$1,159,246	$1,373,502	$2,532,748
Multifamily	617,210	5,457,162	6,074,372
Construction and land	4,573	201,743	206,316
SBA secured by real estate	533	41,602	42,135
Total investor loans secured by real estate	1,781,562	7,074,009	8,855,571
Business loans secured by real estate
CRE owner-occupied	1,616,459	776,171	2,392,630
Franchise real estate secured	64,155	311,831	375,986
SBA secured by real estate	614	60,711	61,325
Total business loans secured by real estate	1,681,228	1,148,713	2,829,941
Commercial loans
Commercial and industrial	909,788	476,690	1,386,478
Franchise non-real estate secured	46,672	356,817	403,489
SBA not secured by real estate	1,734	9,200	10,934
Total commercial loans	958,194	842,707	1,800,901
Retail loans
Single family residential	9,205	62,839	72,044
Consumer loans	1,308	360	1,668
Total retail loans	10,513	63,199	73,712
Gross loans held for investment	$4,431,497	$9,128,628	$13,560,125

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally initiate proceedings to pursue our remedies under the loan documents. For loans secured by real estate, we provide the required notices to the borrower and make any required filings, and commence foreclosure proceedings if necessary. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. At December 31, 2022, loans delinquent 30 or more days as a percentage of total loans held for investment was 0.30%, compared to 0.14% at December 31, 2021. The increase in delinquent loans during the year ended December 31, 2022 was primarily due to the increase in loans that are 30 - 59 days past due, consisting primarily of franchise loans totaling $10.7 million and C&I loans totaling $4.7 million.

The following table sets forth delinquencies in the Company’s loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
December 31, 2022
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	2	$4,429	2	$4,429
Multifamily	1	2,723	—	—	2	6,057	3	8,780
Total investor loans secured by real estate	1	2,723	—	—	4	10,486	5	13,209
Business loans secured by real estate
CRE owner-occupied	3	1,434	—	—	4	6,555	7	7,989
Franchise real estate secured	2	7,073	—	—	—	—	2	7,073
SBA secured by real estate	—	—	1	104	2	1,087	3	1,191
Total business loans secured by real estate	5	8,507	1	104	6	7,642	12	16,253
Commercial loans
Commercial and industrial	9	4,657	9	81	4	3,908	22	8,646
Franchise non-real estate secured	5	3,592	—	—	—	—	5	3,592
SBA non-real estate secured	—	—	—	—	1	589	1	589
Total commercial loans	14	8,249	9	81	5	4,497	28	12,827
Retail loans
Single family residential	2	1,057	—	—	—	—	2	1,057
Consumer	1	2	—	—	—	—	1	2
Total retail loans	3	1,059	—	—	—	—	3	1,059
Total	23	$20,538	10	$185	15	$22,625	48	$43,348
Delinquent loans to loans held for investment		0.14%		—%		0.16%		0.30%

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
December 31, 2021
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	3	$10,255	3	$10,255
Multifamily	1	1,230	—	—	—	—	1	1,230
SBA secured by real estate	—	—	—	—	1	337	1	337
Total investor loans secured by real estate	1	1,230	—	—	4	10,592	5	11,822
Business loans secured by real estate
CRE owner-occupied	—	—	—	—	3	4,952	3	4,952
SBA secured by real estate	—	—	—	—	1	441	1	441
Total business loans secured by real estate	—	—	—	—	4	5,393	4	5,393
Commercial loans
Commercial and industrial	8	92	—	—	2	1,462	10	1,554
SBA non-real estate secured	1	73	—	—	1	653	2	726
Total commercial loans	9	165	—	—	3	2,115	12	2,280
Total	10	$1,395	—	$—	11	$18,100	21	$19,495
Delinquent loans to loans held for investment		0.01%		—%		0.13%		0.14%

Credit Quality

We separate our loans by type, and we segregate the loans into various risk grade categories. We use risk grades as a means of measuring risk for determining the valuation allowance for both asset groups and individual assets at a point in time. Currently, we designate our assets into categories of “Pass,” “Special Mention,” “Substandard,” “Doubtful,” or “Loss.” Risk grade distributions are reviewed regularly by the Company’s Credit and Portfolio Review Committee, and the portfolio management and risk grading process is reviewed on an ongoing basis by both an independent loan review function and periodic internal audits, as well as by regulatory agencies during scheduled examinations.

At December 31, 2022, we had $149.3 million of loans classified as substandard, compared to $121.8 million at December 31, 2021. The year-over-year increase was driven by the net changes in risk ratings of individual credits during fiscal year 2022. Although classified assets increased from prior year end, they remained relatively low. While we have not seen a meaningful deterioration in our credit quality, we are closely monitoring the systemic issues impacting our borrowers such as supply chain disruptions, inflationary pressures, and higher interest rates. There were no loans classified as doubtful as of December 31, 2022 or 2021.

The following tables stratify the loan portfolio by the Company’s internal risk grading as of the dates indicated:

	Credit Risk Grades
(Dollars in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2022
Investor loans secured by real estate
CRE non-owner-occupied	$2,647,607	$7,487	$5,227	$2,660,321
Multifamily	6,089,836	12,667	9,523	6,112,026
Construction and land	399,034	—	—	399,034
SBA secured by real estate	33,161	—	8,974	42,135
Total investor loans secured by real estate	9,169,638	20,154	23,724	9,213,516
Business loans secured by real estate
CRE owner-occupied	2,363,719	2,351	66,093	2,432,163
Franchise real estate secured	352,645	18,036	7,376	378,057
SBA secured by real estate	55,865	118	5,385	61,368
Total business loans secured by real estate	2,772,229	20,505	78,854	2,871,588
Commercial loans
Commercial and industrial	2,093,726	31,273	35,949	2,160,948
Franchise non-real estate secured	368,013	27,583	9,195	404,791
SBA non-real estate secured	9,550	—	1,550	11,100
Total commercial loans	2,471,289	58,856	46,694	2,576,839
Retail loans
Single family residential	72,992	—	5	72,997
Consumer loans	3,257	—	27	3,284
Total retail loans	76,249	—	32	76,281
Loans held for investment before basis adjustment (1)	$14,489,405	$99,515	$149,304	$14,738,224
______________________________
(1) Excludes the basis adjustment of $61.9 million to the carrying amount of certain loans included in fair value hedging relationships. Refer to Note 19 – Derivative Instruments for additional information.

	Credit Risk Grades
(Dollars in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2021
Investor loans secured by real estate
CRE non-owner-occupied	$2,718,001	$23,848	$29,288	$2,771,137
Multifamily	5,890,626	—	1,308	5,891,934
Construction and land	277,640	—	—	277,640
SBA secured by real estate	37,228	1,501	8,188	46,917
Total investor loans secured by real estate	8,923,495	25,349	38,784	8,987,628
Business loans secured by real estate
CRE owner-occupied	2,233,829	—	17,185	2,251,014
Franchise real estate secured	380,381	—	—	380,381
SBA secured by real estate	60,560	62	8,562	69,184
Total business loans secured by real estate	2,674,770	62	25,747	2,700,579
Commercial loans
Commercial and industrial	2,052,581	15,290	35,241	2,103,112
Franchise non-real estate secured	372,910	—	19,666	392,576
SBA non-real estate secured	7,950	795	2,300	11,045
Total commercial loans	2,433,441	16,085	57,207	2,506,733
Retail loans
Single family residential	95,243	—	49	95,292
Consumer loans	5,625	—	40	5,665
Total retail loans	100,868	—	89	100,957
Total gross loans	$14,132,574	$41,496	$121,827	$14,295,897

Troubled Debt Restructurings

In infrequent situations we modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, acceptance of interest-only payments, and, in very few cases, reduction of the outstanding loan balances. These loans are classified as TDRs.

At December 31, 2022, the Company had five loans modified as TDRs totaling $16.1 million, comprised of three CRE owner-occupied loans and one C&I loan totaling $5.1 million belonging to one borrower relationship with the terms modified due to bankruptcy, and a franchise non-real estate secured loan for $11.0 million belonging to another borrower relationship with the terms modified for payment deferral. During the year ended December 31, 2022, the three CRE owner-occupied loans and one C&I loan classified as TDRs were in payment default and on nonaccrual status. The franchise non-real estate secured loan was performing in accordance with the restructured contractual terms and was returned to accrual status as of December 31, 2022.

At December 31, 2021, the Company had six loans modified as TDRs totaling $17.3 million, comprised of three CRE owner-occupied loans and one C&I loan totaling $5.2 million, belonging to one borrower relationship with the terms modified due to bankruptcy, and two franchise non-real estate secured loans totaling $12.1 million, belonging to another borrower relationship with the terms modified for payment deferral. During the year ended December 31, 2021, the three CRE owner-occupied loans and one C&I loan classified as TDRs were in payment default. All TDRs were on nonaccrual status at December 31, 2021.

Nonperforming Assets

Nonperforming assets consist of loans whereby we have ceased accruing interest (i.e. nonaccrual loans), other real estate owned (“OREO”), and other repossessed assets owned. Nonaccrual loans generally consist of loans that are 90 days or more past due and loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest.

Nonperforming assets totaled $30.9 million, or 0.14% of total assets, at December 31, 2022, relatively flat compared to $31.3 million, or 0.15% of total assets, at December 31, 2021. There was no OREO at December 31, 2022 and 2021. All nonperforming assets consisted of nonperforming loans at December 31, 2022 and 2021.

The Company had no loans 90 days or more past due and still accruing at December 31, 2022 and 2021.

The following table sets forth the composition of nonperforming assets at the dates indicated:

	December 31,
(Dollars in thousands)	2022	2021
Nonperforming assets
Investor loans secured by real estate
CRE non-owner-occupied	$4,429	$10,255
Multifamily	8,780	—
SBA secured by real estate	533	937
Total investor real estate secured loans	13,742	11,192
Business loans secured by real estate
CRE owner-occupied	11,475	4,952
SBA secured by real estate	1,191	589
Total business loans secured by real estate	12,666	5,541
Commercial loans
Commercial and industrial	3,908	1,798
Franchise non-real estate secured	—	12,079
SBA non-real estate secured	589	653
Total commercial loans	4,497	14,530
Retail loans
Single family residential	—	10
Total retail loans	—	10
Total nonperforming loans	30,905	31,273
Other real estate owned	—	—
Other assets owned	—	—
Total	$30,905	$31,273

Allowance for credit losses	$195,651	$197,752
Allowance for credit losses as a percent of total nonperforming loans	633%	632%
Nonperforming loans as a percent of loans held for investment	0.21%	0.22%
Nonperforming assets as a percent of total assets	0.14%	0.15%
TDRs included in nonperforming loans	$5,051	$17,277

Allowance for Credit Losses

The Company maintains an ACL for loans and unfunded loan commitments in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans and unfunded loan commitments at the time of origination or acquisition. The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated statements of financial condition. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. Loans that have been deemed by management to no longer possess similar risk characteristics are evaluated individually under a discounted cash flow approach, excepting those that have been deemed collateral dependent are evaluated individually based on the expected estimated fair value of the underlying collateral.

The Company measures the ACL on commercial real estate and commercial loans using a discounted cash flow approach, using the loan’s effective interest rate, while the ACL for retail loans is based on a historical loss rate model. The discounted cash flow methodology relies on several significant components essential to the development of estimates for future cash flows on loans and unfunded commitments. These components consist of: (i) the estimated probability of default (“PD”), (ii) the estimated loss given default (“LGD”), which represents the estimated severity of the loss when a loan is in default, (iii) estimates for prepayment activity on loans, and (iv) the estimated exposure to the Company at default (“EAD”). In the case of unfunded loan commitments, the Company incorporates estimates for utilization, based on historical loan data. PD and LGD for investor loans secured by real estate loans are derived from a third party, using proxy loan information, and loan and property level attributes. PD for both investor and business real estate loans, as well as commercial loans, is heavily impacted by current and expected economic conditions. Forecasts for PDs and LGDs are made over a two-year period, which we believe is reasonable and supportable, and are based on economic scenarios. Beyond this point, PDs and LGDs revert to their historical long-term averages. The Company has reflected this reversion over a period of three years in the ACL model.

The Company’s ACL includes assumptions concerning current and future economic conditions using reasonable and supportable forecasts from an independent third party. These economic forecast scenarios are based on past events, current conditions, and the likelihood of future events occurring. Management periodically evaluates economic scenarios used in the Company’s ACL model, and thus the scenarios as well as the assumptions within those scenarios, and whether to use a weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events. As of December 31, 2022, the Company’s ACL model used three weighted scenarios representing a base-case scenario, an upside scenario, and a downside scenario. The use of three weighted scenarios at December 31, 2022 is consistent with the approach used in the Company’s ACL model at December 31, 2021. The Company’s ACL model at December 31, 2022 includes assumptions concerning the rising interest rate environment, ongoing inflationary pressures throughout the U.S. economy, higher energy prices, the potential impact of the ongoing war between Russia and Ukraine, general uncertainty concerning future economic conditions, and the potential for future recessionary conditions. The Company has identified certain economic variables that have significant influence in the Company’s model for determining the ACL. These key economic variables include changes in the U.S. unemployment rate, U.S. real GDP growth, CRE prices, and interest rates.

The Company considers the need for qualitative adjustments to the ACL on a quarterly basis. Qualitative adjustments may be related to and include, but not be limited to, factors such as (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization-specific risks such as credit concentrations, collateral-specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL. Qualitative adjustments at December 31, 2022 served to increase or decrease the level of allocated ACL to these segments of the loan portfolio: investor loans secured by real estate, business loans secured by real estate, and commercial loans.

The following charts quantify certain factors attributing to the changes in the ACL on loans held for investment for the years ended December 31, 2022 and 2021:

ACL change attributions ($ in millions)
For the year ended December 31, 2022

$197.8
$(7.4)
$(2.0)
$9.0
$(1.7)
$195.7
ACL for LHFI Balance Dec, 2021
Economic Forecast and Key Variables
Qualitative Factor
Asset Quality
Loan Growth & Composition
ACL for LHFI Balance Dec, 2022
Increase
Decrease

ACL change attributions ($ in millions)
For the year ended December 31, 2021

$268.0
$(60.2)
$(6.0)
$(8.1)
$4.1
$197.8
ACL for LHFI Balance Dec, 2020
Economic Forecast and Key Variables
Qualitative Factor
Asset Quality
Loan Growth & Composition
ACL for LHFI Balance Dec, 2021
Increase
Decrease

At December 31, 2022, the ACL on loans was $195.7 million, a decrease of $2.1 million from $197.8 million at December 31, 2021. The decrease in the ACL for loans held for investment during 2022 can be attributed to net charge-offs of $10.6 million, partially offset by $8.5 million in provisions for credit losses. The provision for credit losses during the year ended December 31, 2022 is largely impacted by changes to the overall size, composition, asset quality trends, and unfunded commitments of the loan portfolio. Charge-offs during the year ended December 31, 2022 are largely attributed to one C&I lending relationship, as well as two CRE non-owner-occupied lending relationships.

The decrease in the ACL during 2021 of $70.3 million was reflective of a $67.1 million provision recapture and net charge-offs of $3.2 million. The provision recapture for the year ended December 31, 2021 was reflective of improved economic forecasts used in the Company’s ACL model, including a more favorable outlook for real estate prices and commercial vacancy rates. A favorable credit quality profile of the loan portfolio also contributed to the provision recapture and was partially offset by increases in loans held for investment during 2021.

At December 31, 2022 and 2021, the Company believes the ACL was adequate to cover current expected credit losses in the loan portfolio. However, no assurance can be given that we will not, in any particular period, sustain credit losses that exceed the amount reserved, or that subsequent evaluation of our loan portfolio, in light of prevailing factors, including economic conditions that may adversely affect our market area or other circumstances, will not require significant increases in the ACL. In addition, regulatory agencies, as an integral part of their examination process, periodically review our ACL and may require us to recognize changes to the ACL based on judgments different from those of management. Should any of the factors considered by management in evaluating the appropriate level of the ACL change, including the size and composition of the loan portfolio, the credit quality of the loan portfolio, as well as forecasts of future economic conditions, the Company’s estimate of current expected credit losses could also significantly change and affect the level of future provisions for credit losses.

The following table sets forth the Company’s ACL, its corresponding percentage of the loan category balance, and the percent of loan balance to total loans held for investment in each of the loan categories listed as of the dates indicated:

	December 31, 2022			December 31, 2021
(Dollars in thousands)	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
Investor loans secured by real estate
CRE non-owner-occupied	$33,692	1.27%	18.1%	$37,380	1.35%	19.4%
Multifamily	56,334	0.92%	41.6%	55,209	0.94%	41.2%
Construction and land	7,114	1.78%	2.7%	5,211	1.88%	1.9%
SBA secured by real estate	2,592	6.15%	0.3%	3,201	6.82%	0.3%
Total investor loans secured by real estate	99,732	1.08%	62.7%	101,001	1.12%	62.8%
Business loans secured by real estate
CRE owner-occupied	32,340	1.33%	16.6%	29,575	1.31%	15.7%
Franchise real estate secured	7,019	1.86%	2.6%	7,985	2.10%	2.7%
SBA secured by real estate	4,348	7.09%	0.4%	4,866	7.03%	0.5%
Total business loans secured by real estate	43,707	1.52%	19.6%	42,426	1.57%	18.9%
Commercial loans
Commercial and industrial	35,169	1.63%	14.7%	38,136	1.81%	14.7%
Franchise non-real estate secured	16,029	3.96%	2.8%	15,084	3.84%	2.7%
SBA non-real estate secured	441	3.97%	0.1%	565	5.12%	0.1%
Total commercial loans	51,639	2.00%	17.6%	53,785	2.15%	17.5%
Retail loans
Single family residential	352	0.48%	0.5%	255	0.27%	0.7%
Consumer loans	221	6.73%	—%	285	5.03%	0.1%
Total retail loans	573	0.75%	0.5%	540	0.53%	0.8%
Total (1)	$195,651	1.33%	100.0%	$197,752	1.38%	100.0%
______________________________
(1) Total loans utilized in the calculation of the ratio of ACL to total loans held for investment includes $61.9 million of the basis adjustment of certain loans used in fair value hedging relationships. Refer to Note 19 – Derivative Instruments for additional information.

At December 31, 2022, the ratio of ACL to loans held for investment was 1.33%, a decrease from 1.38% at December 31, 2021. Our unamortized fair value discount on the loans acquired totaled $54.8 million, or 0.37% of total loans held for investment, at December 31, 2022, compared to $77.1 million, or 0.54% of total loans held for investment, at December 31, 2021.

The following table sets forth the Company’s net charge-offs as a percentage of the average loan held for investment balances in each of the loan categories, as well as other credit related percentages at and for the periods indicated:

	As of and for the Year Ended December 31,
	2022			2021			2020
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Investor loans secured by real estate
CRE non-owner-occupied	$4,760	$2,757,855	0.17%	$76	$2,759,560	—%	$795	$2,454,145	0.03%
Multifamily	—	6,101,168	—%	—	5,464,907	—%	—	3,674,994	—%
Construction and land	—	342,461	—%	—	301,353	—%	539	368,378	0.15%
SBA secured by real estate	70	44,880	0.16%	421	54,395	0.77%	671	64,795	1.04%
Total investor loans secured by real estate	4,830	9,246,364	0.05%	497	8,580,215	0.01%	2,005	6,562,312	0.03%
Business loans secured by real estate
CRE owner-occupied	(56)	2,411,754	—%	(56)	2,121,071	—%	1,680	2,008,653	0.08%
Franchise real estate secured	—	382,546	—%	—	348,916	—%	932	360,272	0.26%
SBA secured by real estate	—	70,518	—%	(32)	75,297	(0.04)%	191	90,396	0.21%
Total business loans secured by real estate	(56)	2,864,818	—%	(88)	2,545,284	—%	2,803	2,459,321	0.11%
Commercial loans
Commercial and industrial	5,483	2,203,087	0.25%	664	1,787,475	0.04%	5,073	1,684,048	0.30%
Franchise non-real estate secured	448	402,356	0.11%	2,149	398,126	0.54%	5,865	524,288	1.12%
SBA non-real estate secured	(1)	12,490	(0.01)%	(21)	14,095	(0.15)%	885	18,411	4.81%
SBA paycheck protection program	—	—	—%	—	—	—%	—	283,592	—%
Total commercial loans	5,930	2,617,933	0.23%	2,792	2,199,696	0.13%	11,823	2,510,339	0.47%
Retail loans
Single family residential	(148)	78,253	(0.19)%	(3)	165,398	—%	104	244,252	0.04%
Consumer	4	4,173	0.10%	(1)	6,239	(0.02)%	135	43,599	0.31%
Total retail loans	(144)	82,426	(0.17)%	(4)	171,637	—%	239	287,851	0.08%
Total (1)	$10,560	$14,767,218	0.07%	$3,197	$13,496,832	0.02%	$16,870	$11,819,823	0.14%

Allowance for credit losses to loans held for investment			1.33%			1.38%			2.02%
Nonperforming loans to loans held for investment			0.21%			0.22%			0.22%
Allowance for credit losses to nonperforming loans			633%			632%			918%
______________________________
(1) Average loan balance includes $44.3 million of average basis adjustment of certain loans included in fair value hedging relationships for the year ended December 31, 2022. Refer to Note 19 – Derivative Instruments for additional information.

Deposits

At December 31, 2022, total deposits were $17.35 billion, an increase of $236.8 million, or 1.4%, from December 31, 2021. The increase in deposits was due to an increase of $1.42 billion term brokered deposits and $28.2 million of retail certificates of deposit, partially offset by the decreases in noninterest-bearing checking of $450.4 million, money market and savings of $384.1 million, and interest-bearing checking of $373.5 million. The addition of brokered certificates of deposit of varying maturities was a result of our interest rate risk management strategy to provide additional liquidity in light of decreases in non-maturity deposits as well as interest rate protection.

The Company considers total deposits excluding all certificates of deposit and all brokered deposits as core deposits. At December 31, 2022, core deposits totaled $14.85 billion, or 85.6% of total deposits, a decrease of $1.20 billion, or 7.5%, from December 31, 2021. The decline was attributable mostly to the decrease in the Bank's branch-based consumer deposits and, to a lesser extent, Commercial Escrow division and specialty deposit business customers who were impacted by decreasing commercial real estate transactions. This effort to manage the increase in our deposit costs, competition for deposits, and reduced funding needs all contributed to the core deposit decline in the rapidly rising rate environment. Our core deposits reflect our relationship-focused business model that has resulted in 36.3% of noninterest-bearing checking deposits as a percent of total deposits. Given the rising interest rate environment, for the near term, it is likely that the deposit costs will continue to increase and the deposit pricing impact may lead to continued deposit balance fluctuations.

The following table sets forth the average balance of deposit accounts and the weighted average rates paid for the periods indicated:

	For the Year Ended December 31,
	2022		2021
(Dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
Deposits
Noninterest-bearing checking	$6,859,141	—%	$6,527,259	—%
Interest-bearing checking	3,681,244	0.17%	3,276,638	0.04%
Money market	5,155,785	0.25%	5,507,469	0.12%
Savings	433,156	0.09%	393,332	0.06%
Retail certificates of deposit	944,963	0.69%	1,248,956	0.27%
Wholesale/brokered certificates of deposit	520,652	2.71%	29,645	0.47%
Total deposits	$17,594,941	0.23%	$16,983,299	0.07%

The increase in the weighted average cost of deposits in 2022 from 2021 was principally driven by higher pricing across all deposit product categories in the rising interest rate environment and higher average brokered time deposits during 2022. The non-GAAP weighted average cost of core deposits for 2022 was 0.12%, compared to 0.05% for 2021. For additional details, see “Non-GAAP measures” presented under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The total end-of-period weighted average interest rate of total deposits was 0.79%, an increase from 0.04% at December 31, 2022 and 2021, respectively. The increase was principally driven by the increase in deposit costs in the rising interest rate environment and the addition of brokered time deposits as part of our interest rate risk management strategy. While incorporating time deposits into our funding mix will increase our deposit costs in the near term, we believe that locking in this longer-term funding ahead of the Federal Reserve’s anticipated additional interest rate increases will provide more funding flexibility and help us control our overall funding costs going forward.

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021
Uninsured deposits	$5,756,162	$6,220,802

The estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $382.0 million at December 31, 2022 and $357.1 million at December 31, 2021. The following table sets forth the maturity distribution of the estimated uninsured time deposits:

(Dollars in thousands)	December 31, 2022	December 31, 2021
3 months or less	$199,742	$297,595
Over 3 months through 6 months	109,659	28,187
Over 6 months through 12 months	50,707	23,051
Over 12 months	21,903	8,287
Total	$382,011	$357,120
Borrowings

Borrowings represent a secondary source of funds for our lending and investing activities. The Company has a variety of borrowing relationships that it can draw upon to fund its activities. At December 31, 2022, total borrowings amounted to $1.33 billion, an increase of $442.6 million, or 49.8%, from December 31, 2021. The increase in borrowings at December 31, 2022 from December 31, 2021 was primarily due to a $1.00 billion increase in term FHLB advance and $637,000 amortization of subordinated debt issuance costs, partially offset by a $550.0 million decrease in overnight FHLB advances and $8.0 million in other short-term borrowing.

At December 31, 2022, total borrowings represented 6.1% of total assets and had an end-of-period weighted average rate of 3.72%, compared with 4.2% of total assets and an end-of-period weighted average rate of 2.12% at December 31, 2021.

FHLB Advances

The FHLB system functions as a source of credit to financial institutions that are members. Advances are secured by certain real estate loans, investment securities, and the capital stock of the FHLB owned by the Company. Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors. The Company has a line of credit with the FHLB, which provides for advances totaling up to 40% of its assets. At December 31, 2022, the maximum amount we could borrow through the FHLB was $8.65 billion, of which $4.75 billion remained available for borrowing based on collateral pledged of $8.35 billion at carrying value in qualifying real estate loans. At December 31, 2022, the Company had $1.00 billion in term FHLB advances, compared to $550.0 million in overnight FHLB advances at December 31, 2021. The increase in FHLB term advances was consistent with the Bank’s strategy to provide liquidity in light of decreases in non-maturity deposits and reduce interest rate risk.

Other Borrowings

The Company maintains additional sources of liquidity at the Corporation level. The Corporation renewed the $25.0 million line of credit with U.S. Bank that matured in September 2022 and extended the maturity date to September 26, 2023. At December 31, 2022, the Corporation had no outstanding balances against this line. At December 31, 2021, the Corporation had $8.0 million outstanding balances.

The Company maintains unsecured lines of credit to purchase federal funds totaling $330.0 million and access through the Federal Reserve discount window to borrow $170,000 based upon current pledged investment security collateral, to be utilized as business needs dictate. Federal funds purchased are short-term in nature and utilized to meet short-term funding needs.

Subordinated Debentures

At December 31, 2022, total subordinated debentures amounted to $331.2 million with a weighted interest rate of 5.32%, compared to $330.6 million with a weighted interest rate of 5.33% at December 31, 2021. The increase of $637,000, or 0.19%, was primarily driven by amortization of debt issuance costs.

For additional information, see Note 13 – Subordinated Debentures of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The following table sets forth certain information regarding the Company’s borrowed funds at or for the years ended on the dates indicated:

	At or For the Year Ended December 31,
(Dollars in thousands)	2022	2021
FHLB Advances
Balance outstanding at end of year	$1,000,000	$550,000
Weighted average interest rate at end of year	3.19%	0.20%
Average balance outstanding	$574,239	$24,886
Weighted average interest rate during the year	2.29%	0.39%
Maximum amount outstanding at any month-end during the year	$1,000,000	$550,000
Other Borrowings
Balance outstanding at end of year	$—	$8,000
Weighted average interest rate at end of year	—%	2.15%
Average balance outstanding	$82	$61
Weighted average interest rate during the year	1.26%	0.34%
Maximum amount outstanding at any month-end during the year	$—	$8,000
Subordinated Debentures
Balance outstanding at end of year	$331,204	$330,567
Weighted average interest rate at end of year	5.32%	5.33%
Average balance outstanding	$330,885	$410,067
Weighted average interest rate during the year	5.51%	5.47%
Maximum amount outstanding at any month-end during the year	$331,204	$501,647
Total Borrowings
Balance outstanding at end of year	$1,331,204	$888,567
Weighted average interest rate at end of year	3.72%	2.12%
Average balance outstanding	$905,205	$435,014
Weighted average interest rate during the year	3.47%	5.18%
Maximum amount outstanding at any month-end during the year	$1,331,204	$888,567

Stockholders’ Equity

At December 31, 2022, our stockholders’ equity amounted to $2.80 billion, compared with $2.89 billion at December 31, 2021. The decrease of $87.9 million, or 3%, was primarily driven by $257.4 million in other comprehensive loss from the impact of higher interest rates on our AFS securities portfolio and $125.2 million in cash dividends, partially offset by $283.7 million of net income in 2022.

Our book value per share decreased to $29.45 at December 31, 2022 from $30.58 at December 31, 2021. At December 31, 2022, the Company’s tangible common equity to tangible assets ratio was 8.88%, a decrease from 9.52% at December 31, 2021. Our tangible book value per share was $19.38 at December 31, 2022, compared to $20.29 at December 31, 2021. The decreases in the ratio of tangible common equity to tangible assets and tangible book value per share at December 31, 2022 from the prior year-end were primarily driven by the other comprehensive loss from the impact of higher interest rates on our AFS securities portfolio and dividends paid, partially offset by net income in 2022. For additional details, see “Non-GAAP measures” presented under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s Board of Directors is ultimately responsible for ensuring policies and procedures are in place that provide for the safety and soundness management of assets and liabilities of the Bank, including liquidity management and interest rate risk policies to ensure these policies are effectively implemented. At the management level, the Bank’s Asset Liability Committee establishes the liquidity guidelines and review its ongoing compliance with the policies approved by the Board.

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

We seek to maintain a level of liquid assets to ensure a safe and sound operation. Our liquid assets are comprised of unrestricted cash and unpledged AFS investments securities. The levels of these assets are dependent on our operating, lending, and investing activities during any given period. We endeavor to take a prudent, proactive approach to liquidity management, as evidenced by our balance-sheet-oriented initiatives throughout 2022. As part of our daily monitoring, we calculate a liquidity ratio by dividing the sum of cash balances plus unpledged available-for-sale securities by total deposits, excluding time deposits maturing one year or more, plus FHLB advances maturing within one year. At December 31, 2022, our liquidity ratio was 21.3%, compared with 25.01% at December 31, 2021.

We believe our level of liquid assets is sufficient to meet current anticipated funding needs. At December 31, 2022, cash and cash equivalents totaled $1.10 billion, compared to $304.7 million at December 31, 2021. At December 31, 2022, liquid assets of the Company represented approximately 17.0% of total assets, compared to 21.1% at December 31, 2021. If additional liquidity is needed or otherwise desired as part of our liquidity management strategy, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve Board’s lending programs, brokered deposits, as well as loan and investment securities sales. At December 31, 2022, the Bank had a line of credit with the FHLB allowing us to borrow up to 40% of the Bank’s total assets equating to a credit line of $8.65 billion, of which $4.75 billion remained available for borrowing. The amount available for borrowing was based on collateral pledged by qualifying real estate loans with an aggregate balance of $8.35 billion. At December 31, 2022, FHLB outstanding borrowings totaled $1.00 billion. At December 31, 2022, the Bank had seven unsecured lines of credit with other correspondent banks to purchase federal funds totaling $330.0 million and access through the Federal Reserve Bank discount window to borrow $170,000 secured by investments securities, as business needs dictate.

To the extent that 2022 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit, or other sources.

At December 31, 2022, the Company’s loan to deposit and borrowing ratio was 78.6%, compared with 79.5% at December 31, 2021. The decrease was primarily associated with our loans increasing at a slightly slower rate relative to our deposits and borrowings during the period. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2022, totaled $1.89 billion.

The Bank maintains liquidity guidelines in the Company’s Liquidity Policy that permits the purchase of brokered deposit funds, in an amount not to exceed 10% of total deposits, or 8% of total assets, as a secondary source for funding. At December 31, 2022, the Company had $1.42 billion, or 6.5% of total assets, in brokered time deposits. At December 31, 2021, the Company had no brokered time deposits. During 2022, the addition of $1.42 billion in brokered certificates of deposit was part of the interest rate risk management strategy to bolster our liquidity position in light of decreases in non-maturity deposits and provide greater balance sheet flexibility as well as interest rate protection.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations. During the year ended December 31, 2022, the Bank paid $131.2 million in dividends to the Corporation, compared to $121.7 million during the year ended December 31, 2021.

The Corporation maintains a line of credit with U.S. Bank with availability of $25.0 million that will expire on September 26, 2023. The Corporation anticipates renewing the line of credit upon expiration. This line of credit provides an additional source of liquidity at the Corporation level. At December 31, 2022, the Corporation had no outstanding balances against this line of credit. At December 31, 2021, the Corporation had $8.0 million outstanding balance against this line of credit.

During the second and third quarters of 2021, the Company redeemed a portion of its subordinated debentures for an aggregate amount of $170.4 million. See Note 13 – Subordinated Debentures of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.

The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of a (i) bank’s retained earnings; or (ii) bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period. However, a bank may, with the approval of the DFPI, make a distribution to its stockholders in an amount not exceeding the greatest of (i) its retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for its current fiscal year. In the event that the DFPI determines that the stockholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFPI may order the bank to refrain from making a proposed distribution. Under these provisions, the amount available for distribution from the Bank to the Corporation was approximately $459.5 million at December 31, 2022.

During 2022, the Corporation declared dividends of $125.2 million, or $1.32 per share on its common stock. On January 24, 2023, the Company's Board of Directors declared a $0.33 per share dividend, payable on February 10, 2023 to stockholders of record on February 3, 2023. The Corporation anticipates that it will continue to pay quarterly cash dividends in the future, although there can be no assurance that payment of such dividends will continue or that they will not be reduced. The payment and amount of future dividends remain within the discretion of the Board and will depend on the Corporation’s financial condition and operating results, regulatory limitations, tax considerations, and other factors. Interest on deposits will be paid prior to payment of dividends on the Corporation’s common stock.

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

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs. The following schedule summarizes maturities and principal payments due on our contractual obligations, excluding accrued interest:

	At December 31, 2022
(Dollars in thousands)	Less than 1 year	More than 1 year	Total
FHLB advances and other borrowings	$200,000	$800,000	$1,000,000
Subordinated debentures	—	335,000	335,000
Certificates of deposit	1,893,481	609,638	2,503,119
Operating leases	19,665	45,051	64,716
Affordable housing partnerships commitment	8,408	7,020	15,428
Total contractual cash obligations	$2,121,554	$1,796,709	$3,918,263

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

	At December 31, 2022
(Dollars in thousands)	Less than 1 year	More than 1 year	Total
Loan commitments to extend credit	$1,203,652	$1,240,139	$2,443,791
Standby letters of credit	45,412	—	45,412
Total	$1,249,064	$1,240,139	$2,489,203

Since many commitments to extend credit are expected to expire, the total commitment amounts do not necessarily represent future cash requirements. For further information, see Note 15 – Off-Balance Sheet Arrangements, Commitments, and Contingencies in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

At December 31, 2022, the Company’s and the Bank’s Tier 1 capital was $2.18 billion and $2.50 billion, respectively, and total capital was $2.61 billion and $2.64 billion, respectively. At December 31, 2022, the Company’s and the Bank’s Tier 1 capital leverage ratio was 10.29% and 11.80%, common equity Tier 1 capital ratio was 12.99% and 14.89%, Tier 1 capital ratio was 12.99% and 14.89%, and total capital ratio was 15.53% and 15.74%, respectively. These capital ratios exceeded the “well capitalized” standards defined by the federal banking regulators under prompt corrective action rules of 5.00% for Tier 1 leverage ratio, 6.50% for common equity Tier 1 capital ratio, 8.00% for Tier 1 capital ratio, and 10.00% for total capital ratio and exceeded the minimum capital ratio levels inclusive of the fully phased-in capital conservation buffer of 4.00%, 7.00%, 8.50% and 10.50%, respectively. The regulatory capital ratios of the Company and Bank further strengthened at December 31, 2022 compared to the capital ratios at December 31, 2021.

For regulatory capital purposes, the Company’s trust preferred securities were previously included in Tier 2 capital. During the second quarter of 2021, the redemption of subordinated notes totaling $25.0 million that the Company assumed as part of the acquisition of Plaza Bancorp, Inc. in 2017 reduced the Company’s Tier 2 capital by approximately $20.0 million. During the third quarter of 2021, the redemption of subordinated notes acquired from Opus Bank and trust preferred securities associated with Heritage Oaks Capital Trust II and Santa Lucia Bancorp (CA) Capital Trust reduced the Company’s Tier 2 capital by approximately $146.0 million. Following these redemptions, the regulatory total capital ratios of the Company and the Bank continued to exceed regulatory minimums, inclusive of the fully phased-in capital conservation buffer at December 31, 2021. See Note 2 – Regulatory Capital Requirements and Other Regulatory Matters in the Notes to the Consolidated Financial Statements included in Item 8 hereof for a discussion of the Bank’s and Corporation’s capital ratios.

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

Management monitors asset and liability maturities and repricing characteristics on a regular basis and evaluates its interest rate risk as it relates to operational strategies. Management analyzes potential strategies for their impact on the interest rate risk profile. Each quarter the Corporation’s Board of Directors reviews the Bank’s asset/liability position and simulations showing the impact on the Bank’s economic value of equity in various interest rate scenarios. Interest rate moves, up or down, may subject the Bank to interest rate spread compression, which adversely impacts its net interest income. This is primarily due to the lag in repricing of the indices, to which adjustable rate loans and mortgage-backed securities are tied, as well as their repricing frequencies. Furthermore, large rate moves show the impact of interest rate caps and floors on adjustable rate transactions. This is partly offset by lags in repricing for deposit products. The extent of the interest rate spread compression depends on the direction and severity of interest rate moves and features in the Bank’s product portfolios.

The Company’s interest rate sensitivity is monitored by management through the use of both a simulation model that quantifies the estimated impact to earnings (“Earnings at Risk”) for twelve- and twenty-four month periods, and a model that estimates the change in the Company’s EVE under alternative interest rate scenarios, primarily instantaneous parallel interest rate shifts in 100 basis point increments. The simulation model estimates the impact on NII from changing interest rates on interest-earning assets and interest expense paid on interest bearing liabilities. The EVE model computes the net present value of equity by discounting all expected cash flows on assets and liabilities under each rate scenario. For each scenario, the EVE is the present value of all assets less the present value of all liabilities. The EVE ratio is defined as the EVE divided by the market value of assets within the same scenario.

The following table shows the projected NII and net interest margin of the Company at December 31, 2022 and 2021, assuming instantaneous parallel interest rate shifts in the first month of the following year:

December 31, 2022
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
200	787,390	32,342	4.3	4.03
100	772,657	17,609	2.3	3.95
Static	755,048	—	—	3.86
-100	727,456	(27,592)	(3.7)	3.72
-200	681,562	(73,486)	(9.7)	3.49

December 31, 2021
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
200	683,485	19,799	3.0	3.60
100	672,776	9,090	1.4	3.55
Static	663,686	—	—	3.50
-100	641,475	(22,211)	(3.3)	3.38
-200	608,007	(55,679)	(8.4)	3.21

The following table shows the EVE and projected change in the EVE of the Company at December 31, 2022 and 2021, assuming instantaneous parallel interest rate shifts in the first period of the following year:

December 31, 2022
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
200	3,910,396	9,655	0.2	20.39
100	3,949,678	48,937	1.3	19.95
Static	3,900,741	—	—	19.09
-100	3,770,385	(130,356)	(3.3)	17.88
-200	3,554,253	(346,488)	(8.9)	16.34

December 31, 2021
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
200	3,146,242	169,608	5.7	16.75
100	3,088,311	111,677	3.8	15.90
Static	2,976,634	—	—	14.82
-100	2,774,297	(202,337)	(6.8)	13.37
-200	2,349,722	(626,912)	(21.1)	10.99

Based on the modeling of the impact on earnings and EVE from changes in interest rates, the Company’s sensitivity to changes in interest rates is moderate for rising rates, aided by the addition of interest rate swaps for hedging purposes. Both the Earnings at Risk and the EVE increase as rates rise. It is important to note the above tables are forecasts based on several assumptions and that actual results may vary. The forecasts are based on estimates of historical behavior and assumptions by management that may change over time and may turn out to be different. Factors affecting these estimates and assumptions include, but are not limited to (1) competitor behavior, (2) economic conditions both locally and nationally, (3) actions taken by the Federal Reserve, (4) customer behavior, and (5) management’s responses to the foregoing. Changes that vary significantly from the assumptions and estimates may have significant effects on the Company’s earnings and EVE.

The Company has minimal direct market risk from foreign exchange and no exposure from commodities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pacific Premier Bancorp. Inc.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Pacific Premier Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Pacific Premier Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

The Company accounts for credit losses on loans by recording an estimate of expected lifetime credit losses for loans at the time of origination or acquisition. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts.

The Company uses a discounted cash flow model when determining estimates for the ACL for commercial real estate loans and commercial loans, which comprise the majority of the loan portfolio. In developing reasonable and supportable forecasts, management periodically evaluates the appropriateness of economic scenarios and may decide that a particular economic scenario or a combination of probability-weighted economic scenarios should be used in the Company’s ACL model. The economic scenarios are comprised of multiple economic variables, which include the U.S. unemployment rate and U.S. real GDP growth rates, among other variables. The discounted cash flow methodology relies on several significant components essential to the development of estimates for future cash flows on loans. These components consist of: (i) the estimated Probability of Default, (ii) the estimated Loss Given Default, which represents the estimated severity of the loss when a loan is in default, (iii) estimates for prepayment activity on loans, and (iv) the estimated exposure to the Company at default. Changes in economic forecasts, in conjunction with changes in loan specific attributes, have an impact on a loan’s probability of default and loss given default, which can drive changes in the determination of the ACL. The ACL was $195.7 million as of December 31, 2022.

Given the significance of the ACL, the complexity of the models, and the management judgments required for the selection of appropriate models, economic forecast scenarios and related scenario-weightings, performing audit procedures to evaluate the ACL requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit specialists.

How the Critical Audit Matter Was Addressed in the Audit:

Our audit procedures related to the ACL for the loan portfolios included the following, among others:
•We tested the effectiveness of controls over the (i) selection of the economic forecast scenarios and scenario related weightings by management, (ii) model development and maintenance, (iii) data transfers into and out of the models, (iv) determination of the qualitative allowance, and (v) overall calculation and disclosure of the ACL.
•We involved our credit specialists to assist us in evaluating the reasonableness and conceptual soundness of the model and methodologies applied by management.
•We tested the completeness and accuracy of the key data used as inputs in the model.
•We evaluated the reasonableness of the probability-weighted economic scenarios utilized by management in the model.

/s/ Deloitte & Touche LLP

Costa Mesa, CA
February 24, 2023

We have served as the Company’s auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Pacific Premier Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Pacific Premier Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP

Costa Mesa, CA
February 24, 2023

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Pacific Premier Bancorp, Inc. and subsidiaries
Irvine, California

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Pacific Premier Bancorp Inc. and Subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

/s/ Crowe LLP

We served as the Company’s auditor from 2016 to 2021.

Franklin, Tennessee
February 25, 2022

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	At December 31,
(Dollars in thousands, except share data)	2022	2021
ASSETS
Cash and due from banks	$135,207	$83,150
Interest-bearing deposits with financial institutions	966,042	221,553
Cash and cash equivalents	1,101,249	304,703
Interest-bearing time deposits with financial institutions	1,734	2,216
Investments securities held-to-maturity, at amortized cost, net of allowance of $43 and $22 (fair value of $1,097,096 and $384,423 as of December 31, 2022 and December 31, 2021, respectively)	1,388,103	381,674
Investment securities available-for-sale, at fair value	2,601,013	4,273,864
FHLB, FRB, and other stock	119,918	117,538
Loans held for sale, at lower of cost or fair value	2,643	10,869
Loans held for investment	14,676,298	14,295,897
Allowance for credit losses	(195,651)	(197,752)
Loans held for investment, net	14,480,647	14,098,145
Accrued interest receivable	73,784	65,728
Premises and equipment, net	64,543	71,908
Deferred income taxes, net	183,602	87,344
Bank owned life insurance	460,010	449,353
Intangible assets	55,588	69,571
Goodwill	901,312	901,312
Other assets	253,871	260,204
Total assets	$21,688,017	$21,094,429
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$6,306,825	$6,757,259
Interest-bearing:
Checking	3,119,850	3,493,331
Money market/savings	5,422,607	5,806,726
Retail certificates of deposit	1,086,423	1,058,273
Wholesale/brokered certificates of deposit	1,416,696	—
Total interest-bearing	11,045,576	10,358,330
Total deposits	17,352,401	17,115,589
FHLB advances and other borrowings	1,000,000	558,000
Subordinated debentures	331,204	330,567
Accrued expenses and other liabilities	206,023	203,962
Total liabilities	18,889,628	18,208,118
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at December 31, 2022 and December 31, 2021; 95,021,760 shares and 94,389,543 shares issued and outstanding, respectively	933	929
Additional paid-in capital	2,362,663	2,351,294
Retained earnings	700,040	541,950
Accumulated other comprehensive loss	(265,247)	(7,862)
Total stockholders’ equity	2,798,389	2,886,311
Total liabilities and stockholders’ equity	$21,688,017	$21,094,429

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2022	2021	2020
INTEREST INCOME
Loans	$673,720	$622,033	$577,558
Investment securities and other interest-earning assets	94,858	74,706	53,168
Total interest income	768,578	696,739	630,726
INTEREST EXPENSE
Deposits	40,093	11,817	34,336
FHLB advances and other borrowings	13,131	99	1,532
Subordinated debentures	18,242	22,449	20,647
Total interest expense	71,466	34,365	56,515
Net interest income before provision for credit losses	697,112	662,374	574,211
Provision for credit losses	4,832	(70,876)	191,816
Net interest income after provision for credit losses	692,280	733,250	382,395
NONINTEREST INCOME
Loan servicing income	1,664	2,121	2,028
Service charges on deposit accounts	10,698	9,219	6,712
Other service fee income	1,351	1,566	1,554
Debit card interchange fee income	3,628	3,489	2,526
Earnings on bank owned life insurance	13,159	11,299	7,160
Net gain from sales of loans	3,238	4,428	8,609
Net gain from sales of investment securities	1,710	16,906	13,882
Trust custodial account fees	41,606	38,176	16,653
Escrow and exchange fees	6,325	7,286	2,663
Other income	5,369	13,360	9,538
Total noninterest income	88,748	107,850	71,325
NONINTEREST EXPENSE
Compensation and benefits	225,245	215,690	180,452
Premises and occupancy	47,433	48,234	43,296
Data processing	26,649	23,770	20,491
FDIC insurance premiums	5,772	5,274	3,571
Legal and professional services	17,947	18,554	15,633
Marketing expense	7,632	6,917	5,891
Office expense	5,103	5,957	7,216
Loan expense	3,810	4,469	3,531
Deposit expense	19,448	15,654	19,700
Merger-related expense	—	5	49,129
Amortization of intangible assets	13,983	15,936	17,072
Other expense	23,648	19,817	15,137
Total noninterest expense	396,670	380,277	381,119
Net income before income taxes	384,358	460,823	72,601
Income tax expense	100,615	120,934	12,250
Net income	$283,743	$339,889	$60,351
EARNINGS PER SHARE
Basic	$2.99	$3.60	$0.75
Diluted	$2.98	$3.58	$0.75
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	93,718,293	93,532,109	79,209,560
Diluted	94,091,461	94,012,137	79,506,274

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Net income	$283,743	$339,889	$60,351
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities available-for-sale, net of income taxes (1)	(212,822)	(51,563)	48,674
Reclassification adjustment for net (gain) on sale of securities included in net income, net of income tax (2)	(1,222)	(12,072)	(9,905)
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of income taxes (3)	(47,884)	(4,692)	—
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of income taxes (4)	4,543	173	—
Other comprehensive (loss) income, net of tax	(257,385)	(68,154)	38,769
Comprehensive income, net of tax	$26,358	$271,735	$99,120

(1) Income tax (benefit) expense on unrealized (loss) gain on securities was $(84.5) million for 2022, $(20.6) million for 2021, and $19.5 million for 2020.
(2) Income tax expense on reclassification adjustment for net gain on sale of securities included in net income was $488,000 for 2022, $4.8 million for 2021, and $4.0 million for 2020.
(3) Income tax (benefit) on the unrealized loss on securities transferred from available-for-sale to held-to maturity was $(19.1) million for 2022, $(1.9) million for 2021, and $0 for 2020.
(4) Income tax expense on the amortization of unrealized loss on securities transferred from available-for-sale to held-to maturity included in net income was $1.9 million for 2022, $70,000 for 2021, and $0 for 2020.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2019	59,506,057	$586	$1,594,434	$396,051	$21,523	$2,012,594
Net Income	—	—	—	60,351	—	60,351
Other comprehensive income	—	—	—	—	38,769	38,769
Cash dividends declared ($1.03 per share)	—	—	—	(79,901)	—	(79,901)
Dividend equivalents declared ($1.03 per restricted stock units)	—	—	321	(321)	—	—
Share-based compensation expense	—	—	10,859	—	—	10,859
Issuance of restricted stock, net	563,330	—	—	—	—	—
Issuance of common stock - acquisition	34,407,403	344	749,259	—	—	749,603
Restricted stock surrendered and canceled	(116,439)	—	(1,653)	—	—	(1,653)
Exercise of stock options, net	122,785	1	1,651	—	—	1,652
Cumulative effect of the change in accounting principle (1)	—	—	—	(45,625)	—	(45,625)
Balance at December 31, 2020	94,483,136	$931	$2,354,871	$330,555	$60,292	$2,746,649
Net Income	—	—	—	339,889	—	339,889
Other comprehensive income	—	—	—	—	(68,154)	(68,154)
Repurchase and retirement of common stock	(479,944)	(5)	(11,942)	(6,120)	—	(18,067)
Cash dividends declared ($1.29 per share)	—	—	—	(121,887)	—	(121,887)
Dividend equivalents declared ($1.29 per restricted stock units)	—	—	487	(487)	—	—
Share-based compensation expense	—	—	13,264	—	—	13,264
Issuance of restricted stock, net	472,431	3	(3)	—	—	—
Restricted stock surrendered and canceled	(166,287)	—	(6,384)	—	—	(6,384)
Exercise of stock options, net	80,207	—	1,001	—	—	1,001
Balance at December 31, 2021	94,389,543	$929	$2,351,294	$541,950	$(7,862)	$2,886,311
Net Income	—	—	—	283,743	—	283,743
Other comprehensive income	—	—	—	—	(257,385)	(257,385)
Cash dividends declared ($1.32 per share)	—	—	—	(125,160)	—	(125,160)
Dividend equivalents declared ($1.32 per restricted stock units)	—	—	493	(493)	—	—
Share-based compensation expense	—	—	18,925	—	—	18,925
Issuance of restricted stock, net	827,761	4	(4)	—	—	—
Restricted stock surrendered and canceled	(248,870)	—	(8,918)	—	—	(8,918)
Exercise of stock options, net	53,326	—	873	—	—	873
Balance at December 31, 2022	95,021,760	$933	$2,362,663	$700,040	$(265,247)	$2,798,389
______________________________________________________________________________
(1) Related to the adoption of Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$283,743	$339,889	$60,351
Adjustments to net income:
Depreciation and amortization expense	14,752	15,977	13,349
Provision for credit losses	4,832	(70,876)	191,816
Share-based compensation expense	18,925	13,264	10,859
Loss on sale and disposal of premises and equipment	89	234	255
Loss on sale of or write down of other real estate owned	—	—	112
Net amortization on securities	18,618	24,468	15,971
Net (accretion) of discounts/premiums for acquired loans and deferred loan fees/costs	(27,310)	(41,162)	(40,291)
Gain on sale of investment securities available-for-sale	(1,710)	(16,906)	(13,882)
Loss on debt extinguishment	—	180	—
Originations of loans held for sale	(61,237)	(51,098)	(14,251)
Proceeds from the sales of and principal payments from loans held for sale	73,300	44,734	16,552
Gain on sales of loans	(3,238)	(4,428)	(8,609)
Deferred income tax expense (benefit)	5,899	28,807	(42,622)
Change in accrued expenses and other liabilities, net	6,512	(29,038)	(9,455)
Income from bank owned life insurance, net	(10,658)	(9,000)	(5,538)
Amortization of intangible assets	13,983	15,936	17,072
Change in accrued interest receivable and other assets, net	74,532	59,234	20,609
Net cash provided by operating activities	411,032	320,215	212,298
Cash flows from investing activities:
Net decrease in interest-bearing time deposits with financial institutions	482	629	—
Proceeds from sales of other real estate owned	—	—	534
Loan originations and payments, net	(431,181)	(1,022,505)	53,972
Proceeds from sales of loans previously classified as loans held for investment	5,800	1,530	1,338,325
Purchase of loans held for investment	(797)	—	(66,470)
Purchase of securities held-to-maturity	—	(48,695)	—
Proceeds from prepayments and maturities of securities held-to-maturity	20,115	10,334	13,959
Purchase of securities available-for-sale	(986,997)	(2,231,699)	(2,715,499)
Proceeds from prepayments and maturities of securities available-for-sale	326,980	563,061	268,463
Proceeds from sales of securities available-for-sale	936,413	901,137	766,512
Proceeds from the sales of premises and equipment	—	55	42
Proceeds from surrender of bank owned life insurance	—	1,809	17,799
Purchase of bank owned life insurance	—	(150,000)	—
Purchases of premises and equipment	(7,476)	(9,290)	(11,408)
Change in FHLB, FRB, and other stock	(10,571)	(62)	(22,664)
Funding of CRA investments, net	(12,861)	(24,001)	(10,182)
Change in cash acquired in acquisitions, net	—	—	937,100
Net cash (used in) provided by investing activities	(160,093)	(2,007,697)	570,483
Cash flows from financing activities:
Net increase in deposit accounts	236,812	901,412	399,678
Net change in short-term borrowings	(358,000)	548,000	(691,000)
Proceeds from long-term borrowings	800,000	(21,503)	(5,000)
Redemption of subordinated debentures	—	(171,153)	—
Proceeds from issuance of subordinated debt, net	—	—	147,359
Cash dividends paid	(125,160)	(121,887)	(79,901)
Repurchase and retirement of common stock	—	(18,067)	—
Proceeds from exercise of stock options	873	1,001	1,652
Restricted stock surrendered and canceled	(8,918)	(6,384)	(1,653)
Net cash provided by (used in) financing activities	545,607	1,111,419	(228,865)
Net change in cash and cash equivalents	796,546	(576,063)	553,916
Cash and cash equivalents, beginning of year	304,703	880,766	326,850
Cash and cash equivalents, end of year	$1,101,249	$304,703	$880,766

Supplemental cash flow disclosures:
Interest paid	$59,149	$38,761	$57,020
Income taxes paid	75,294	86,535	36,158
Noncash investing activities during the period:
Transfers from portfolio loans to loans held for sale	6,399	1,006	1,330,946
Transfers from loans to other real estate owned	—	—	208
Transfers of investment securities from available-for-sale to held-to-maturity	1,019,472	319,924	—
Transfer of investment securities from other stock to held-to-maturity	7,000	—	—
Recognition of operating lease right-of-use assets	(1,635)	(5,003)	(12,277)
Recognition of operating lease liabilities	1,635	5,003	12,277
Assets acquired and liabilities assumed in acquisitions:
Fair value of stock and equity award consideration	—	—	749,603
Cash consideration	—	—	2
Fair value of assets acquired	—	—	8,102,281
Liabilities assumed	—	—	7,352,676

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Summary of Significant Accounting Policies

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

The principal business of the Company is attracting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in business loans and commercial real estate loans. At December 31, 2022, the Company had 59 full-service depository branches located in the Western Region of the U.S. in major metropolitan markets in Arizona, California, Nevada, and Washington. The Company also offers IRA custodial and maintenance services through its Pacific Premier Trust division, which serves as a custodian for self-directed IRAs as well as certain accounts that do not qualify as IRAs pursuant to the Internal Revenue Code. Account owners use the funds for self-directed investments in various alternative asset classes. Additionally, the Company provides commercial escrow and exchange services through its Commerce Escrow division, which facilitates commercial escrow services and tax-deferred commercial real estate exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company is subject to the regulations of certain governmental agencies, and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation. The Consolidated Financial Statements include the accounts of the Corporation and its wholly-owned subsidiary the Bank. The Company is organized and operates as a single reporting segment, principally engaged in the commercial banking business. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company consolidates voting entities in which the Company has control through voting interests or entities through which the Company has a controlling financial interest in a variable interest entity (“VIE”). The Company evaluates its interests in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size, and form of the Company's involvement with the VIE. See Note 10 – Variable Interest Entities for additional information.

Basis of Financial Statement Presentation. The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”).

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

The following discussion provides a summary of the Company’s significant accounting policies:

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, cash balances due from banks, and federal funds sold. Interest-bearing deposits with financial institutions primarily represent cash held at the Federal Reserve Bank of San Francisco. The Board of Governors of the Federal Reserve System (“Federal Reserve”) has cash reserve requirements for depository institutions based on the amount of deposits held. At December 31, 2022, the Bank had no required balance by the Federal Reserve. The Company maintains amounts due from banks that exceed federally insured limits. The Company has not experienced any losses in such accounts.

Securities. The Company has established written guidelines and objectives for its investing activities. At the time of purchase, management designates the security as either held-to-maturity or available-for-sale, or held for trading based on the Company’s investment objectives, operational needs, and intent. Investments are monitored to ensure that those activities are consistent with the established guidelines and objectives.

Securities Held-to-Maturity (“HTM”). Investments in debt securities that management has the positive intent and ability to hold to maturity are reported at cost and adjusted for periodic principal payments and the amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method over the period of time remaining to investment’s maturity.

The Company accounts for transfers of debt securities from the available-for-sale classification to the held-to-maturity classification at fair value on the date of transfer. Any associated unrealized gains or losses on such securities as of the date of transfer become part of the security’s amortized cost and are subsequently amortized or accreted into interest income over the remaining life of the security using the interest method. In addition, the related unrealized gains and losses included in accumulated other comprehensive income (loss) on the date of transfer are also subsequently amortized or accreted into interest income over the remaining life of the security using the interest method.

Securities Available-for-Sale (“AFS”). Investments in debt securities that management has no immediate plan to sell, but which may be sold in the future, are carried at fair value. Premiums and discounts are amortized using the interest method over the remaining period to the first call date for premiums or contractual maturity for discounts and, in the case of mortgage-backed securities, the estimated average life, which can fluctuate based on the anticipated prepayments on the underlying collateral of the securities. Unrealized holding gains and losses, net of tax, are recorded in accumulated other comprehensive income (loss). Realized gains and losses on the sales of securities are determined using the specific identification method, recorded on a trade date basis based on the amortized cost basis of the specific security and are included in noninterest income as net gain (loss) on investment securities.

Allowance for Credit Losses (“ACL”) on Investment Securities. The ACL on investment securities is determined for both the HTM and AFS classifications of the investment portfolio in accordance with ASC 326 on a quarterly basis. The ACL for HTM investment securities is recorded at the time of purchase or acquisition, representing the Company’s best estimate of current expected credit losses (“CECL”) as of the date for the consolidated statements of financial condition. The ACL for HTM investment securities is determined on a collective basis, based on shared risk characteristics, and is determined at the individual security level when the Company deems a security to no longer possess shared risk characteristics. For investment securities where the Company has reason to believe the credit loss exposure is remote, a zero credit loss assumption is applied. Such investment securities typically consist of those guaranteed by the U.S. government or other government enterprises, where there is an explicit or implicit guarantee by the U.S. government, that are highly rated by rating agencies, and historically have had no credit loss experience.

For AFS investment securities, the Company performs a qualitative evaluation for securities in an unrealized loss position to determine if, for those investments in an unrealized loss position, the decline in fair value is credit related or non-credit related. In determining whether a security’s decline in fair value is credit related, the Company considers a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) downgrades in credit ratings; (iv) payment structure of the security, (v) the ability of the issuer of the security to make scheduled principal and interest payments, and (vi) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads. If it is determined that the unrealized loss, or a portion thereof, is credit related, the Company records the amount of credit loss through a charge to provision for credit losses in current period earnings. However, the amount of credit loss recorded in current period earnings is limited to the amount of the total unrealized loss on the security, which is measured as the amount by which the security’s fair value is below its amortized cost. If it is likely the Company will be required to sell the security in an unrealized loss position, the total amount of the loss is recognized in current period earnings. Unrealized losses deemed non-credit related are recorded, net of tax, in accumulated other comprehensive income (loss).

The Company determines the amount of expected credit losses on AFS and HTM securities through a discounted cash flow approach, using the security’s effective interest rate. The Company’s discounted cash flow approach incorporates assumptions about the collectability of future cash flows. The amount of credit loss is measured as the amount by which the security’s amortized cost exceeds the present value of expected future cash flows. Credit losses on available-for-sale securities are measured on an individual basis. The Company does not measure credit losses on an investment’s accrued interest receivable, but rather promptly reverses from current period earnings the amount of accrued interest that is no longer deemed collectable. Accrued interest receivable for investment securities is included in accrued interest receivable balances in the consolidated statements of financial condition.

Equity Investments. Equity investments that have readily determinable fair values are carried at fair value with changes in fair value recognized in current period earnings as a component of noninterest income. Equity investments that do not have readily determinable fair values are carried at cost, adjusted for any observable price changes in orderly transactions for identical or similar investments of the same issuer. Such investments are also recorded net of any previously recognized impairment. The Company also evaluates equity investments that do not have a readily determinable fair value to ascertain whether they qualify for a practical expedient to measure the investment based on its net asset value (“NAV”). The Company applies this practical expedient, where applicable, on an investment-by-investment basis. Dividends received on equity securities are included in interest income on investment securities and other interest earning assets in the consolidated statements of income.

The Company applies the equity method of accounting to investments in the equity of certain entities where it is deemed to have the ability to exercise significant influence over the entity, but does not control the entity, such as when its ownership interest is between 20% and 50%. Further, the Company also applies the equity method of accounting to equity investments it makes in limited partnerships and limited liability companies when its ownership interest in such entities exceeds 3-5% or when the Company has the ability to exercise significant influence over the entity. Such investments typically reflect equity interests in various partnerships that make investments qualifying for credit under the Community Reinvestment Act (“CRA”). The Company records its share of the operating results associated with equity method investments, based on the most recent information available from the investee, in other noninterest income in the consolidated statements of income.

Federal Home Loan Bank Stock. The Bank is a member of the Federal Home Loan Bank (“FHLB”) System. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Ownership of FHLB stock is restricted to member banks and is not actively traded on an exchange. FHLB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are recorded as a component of interest income.

Federal Reserve Bank Stock. The Bank is a member of the Federal Reserve Bank of San Francisco (the “FRB”). Ownership of FRB stock is restricted to member banks and is not traded on an exchange. FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are recorded as a component of interest income.

Loans Held for Sale. Loans for which the Company does not have the intent or ability to hold for the foreseeable future are designated as held for sale at their origination or when the determination is made to sell the loan. Such loans are recorded at the lower of cost or fair value. Gains or losses are recognized upon the sale of the loans on a specific identification basis. Origination fees and costs are deferred until the time of sale and are included in the determination of the gain or loss on the sale of the loan.

Loan Servicing Assets. Servicing assets are related to U.S. Small Business Administration (“SBA”) loans sold and are recognized at the time of sale when servicing is retained with the income statement effect recorded in gains on sales of SBA loans. Servicing assets are initially recorded at fair value based on the present value of the contractually specified servicing fee, net of estimated servicing costs, over the estimated life of the loan. The Company’s servicing costs approximates the industry average servicing costs of approximately 40 basis points. The servicing assets are subsequently amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. The Company periodically evaluates servicing assets for impairment based upon the fair value of the assets as compared to their carrying amount.

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

Loans Held for Investment. Loans held for investment are loans the Company has the ability and intent to hold for the foreseeable future, or until their maturity. These loans are carried at amortized cost, net of discounts and premiums on acquired and purchased loans, and net deferred loan origination fees and costs. Purchase discounts and premiums and net deferred loan origination fees and costs on loans are accreted or amortized in interest income as an adjustment of yield, using the interest method, over the expected life of the loans. Amortization of deferred loan fees and costs are discontinued for loans that are placed on nonaccrual. Any remaining discounts, premiums, deferred fees or costs, and prepayment fees associated with loan payoffs prior to contractual maturity are included in interest income in the period of payoff. Loan commitment fees received to originate or purchase a loan are deferred and, if the commitment is exercised, recognized over the life of the loan using the interest method as an adjustment of yield or, if the commitment expires unexercised, recognized as income upon expiration of the commitment.

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

Allowance for Credit Losses on Loans. The Company accounts for credit losses on loans in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination or acquisition. The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated statements of financial condition. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. The Company measures the ACL on commercial real estate loans and commercial loans using a discounted cash flow approach, and a historical loss rate methodology is used to determine the ACL on retail loans. The Company’s discounted cash flow methodology incorporates a probability of default (“PD”) and loss given default (“LGD”) model, whereby PDs and LGDs are forecasted using economic scenarios over reasonable and supportable period to generate estimates for cash flows expected to be collected over the estimated life of a loan. Estimates of future expected cash flows ultimately reflect assumptions made concerning net credit losses over the life of a loan. The use of reasonable and supportable forecasts requires significant judgment, such as selecting forecast scenarios and related scenario-weighting, as well as determining the appropriate length of the forecast horizon. Management leverages economic projections from a reputable and independent third party to inform and provide its reasonable and supportable economic forecasts. Other internal and external indicators of economic forecasts may also be considered by management when developing the forecast metrics.

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

The Company’s ACL model also includes adjustments for qualitative factors, where appropriate, since historical information (such as historical net losses and economic cycles) may not always provide a sufficient basis for determining future expected credit losses. Qualitative adjustments may be related to and include, but not limited to factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through backtesting, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL.

The Company has a credit portfolio review process designed to detect problem loans. Problem loans are typically those of a substandard or worse internal credit risk grade, and may consist of loans on nonaccrual status, troubled debt restructurings (“TDRs”), loans where the likelihood of foreclosure on underlying collateral has increased, collateral dependent loans and other loans where concern or doubt over the ultimate collectability of all contractual amounts due has become elevated. Such loans, which have exhibited a deterioration in credit quality may, in the opinion of management, be deemed to no longer possess risk characteristics similar to other loans in the loan portfolio, and as such may require individual evaluation to determine an appropriate ACL for the loan. When a loan is individually evaluated, the Company typically measures the expected credit loss for the loan based on a discounted cash flow approach, unless the loan has been deemed collateral dependent. Collateral dependent loans are loans where the repayment of the loan is expected to come from the operation of and/or eventual liquidation of the underlying collateral. The ACL for collateral dependent loans is determined using estimates for the fair value of the underlying collateral, less costs to sell.

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

Please also see Note 5 – Allowance for Credit Losses for additional discussion concerning the Company’s ACL methodology, including discussion concerning economic forecasts used in the determination of the ACL.

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

At December 31, 2022, the Company had the following segments and classes of loans:

Investor Loans Secured by Real Estate:

•Commercial real estate (“CRE”) non-owner-occupied - CRE non-owner-occupied includes loans for which the Company holds real property as collateral, but where the borrower does not occupy the underlying property. The primary risks associated with these loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral, significant increases in interest rates, changes in market rents, and vacancy of the underlying property, any of which may make the real estate loan unprofitable to the borrower. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.

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

•Franchise secured by real estate - Franchise real estate secured loans are business loans secured by real property occupied by franchised restaurants, generally quick service restaurants. These loans are primarily underwritten based on the cash flows of the business and secondarily on the real estate. Risks associated with these loans include material decreases in the value of real estate being held as collateral, and the borrower’s inability to pay as a result of increases in interest rates or decreases in cash flow from the underlying business.

•Small Business Administration - We are approved to originate loans under the SBA’s Preferred Lenders Program (“PLP”). The PLP lending status affords us a higher level of delegated credit autonomy, translating to a significantly shorter turnaround time from application to funding, which is critical to our marketing efforts. We originate loans nationwide under the SBA’s 7(a), SBA Express, International Trade and 504(a) loan programs, in conformity with SBA underwriting and documentation standards. SBA loans are similar to commercial business loans, but have additional credit enhancement provided by the U.S. government. The Company originates SBA loans with the intent to sell the guaranteed portion into the secondary market on a quarterly basis. Certain loans classified as SBA are secured by commercial real estate property. SBA loans secured by hotels are included in the segment investor loans secured by real estate, and SBA loans secured by all other forms of real estate are included in the business loans secured by real estate segment. All other SBA loans are included in the commercial loans segment below, and are secured by business assets.

Commercial Loans:

•Commercial and industrial (including franchise commercial loans) (“C&I”) - C&I loans are loans that are secured by business assets including inventory, receivables, and machinery and equipment. Loan types include revolving lines of credit, term loans, seasonal loans, and loans secured by liquid collateral such as cash deposits or marketable securities. Franchise credit facilities not secured by real estate and Homeowners’ Association (“HOA”) credit facilities are included in C&I loans. We also issue letters of credit on behalf of our customers. Risk associated with C&I loans arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans, and occasionally upon other borrower assets and guarantor assets. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.

Retail Loans:

•One-to-four family - Although we do not originate first lien single family loans, we have acquired them through bank acquisitions. We originate home equity lines of credit loans to consumers within our market area. The primary risks of one-to-four family loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral, and significant increases in interest rates, which may make loans unprofitable to the borrower.

•Consumer loans - In addition to consumer loans acquired through our various bank acquisitions, we originate a limited number of consumer loans, generally to banking clients. Our consumer loans consist primarily of small balance personal unsecured loans and savings account secured loans. Risk arises with these loans in the borrower’s inability to pay and decreases in the fair value of the underlying collateral.

Troubled Debt Restructurings. Infrequently, the Company modifies certain loans when a borrower is experiencing financial difficulty. These modifications are made to alleviate temporary impairments in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. Modifications may include changes in the amortization terms of the loan, reductions in interest rates, acceptance of interest-only payments, and, in very few cases, reductions to the outstanding loan balance. Such loans are typically placed on nonaccrual status and are returned to accrual status when all contractual amounts past due have been brought current, and the borrower’s performance under the modified terms of the loan agreement and the ultimate collectability of all contractual amounts due under the modified terms is no longer in doubt. The Company typically measures the ACL for TDRs on an individual basis when the loans are deemed to no longer share similar risk characteristics with other loans in the portfolio. The determination of the ACL for TDRs is based on a discounted cash flow approach for those measured both collectively and individually, unless the loan is deemed collateral dependent, which requires measurement of the ACL based on the fair value of the collateral less estimated costs to sell.

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

Unlike non-PCD loans, the initial ACL for PCD loans is established through an adjustment to the acquired loan balance and not through a charge to the provision for credit losses. As with non-PCD loans, the ACL for PCD loans is determined with the use of the Company’s ACL methodology. Characteristics of PCD loans include: delinquency, downgrade in credit quality since origination, loans on nonaccrual status, and/or other factors the Company may become aware of through its initial analysis of acquired loans that may indicate there has been more than insignificant deterioration in credit quality since a loan’s origination. Subsequent to acquisition, the ACL for both non-PCD and PCD loans is measured with the use of the Company’s ACL methodology in the same manner as all other loans.

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

Premises and Equipment. Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from twenty years for buildings, seven years for furniture, fixtures and equipment, and three years for computer and telecommunication equipment. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related leases.

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

Goodwill and Other Intangible Assets. Goodwill assets originate from business combinations where the Company has acquired other financial institutions, and is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets that are determined to have indefinite useful lives are not amortized, but tested for impairment at least annually or more frequently if events and circumstances lead management to believe the value of those assets may be impaired. Impairment testing is performed at the reporting unit level, which is considered the Company level, as management has identified the Company is its sole reporting unit as of December 31, 2022.

Management’s assessment of goodwill is performed in accordance with ASC 350-20, Intangibles - Goodwill and Other - Goodwill, which allows the Company to first perform a qualitative assessment of goodwill to determine if it is more likely than not the fair value of the Company’s equity is below its carrying value. However, GAAP also allows the Company, at its option, to unconditionally forego the qualitative assessment and proceed directly to a quantitative assessment. When performing a qualitative assessment of goodwill, should the results of such analysis indicate it is more likely than not the fair value of the Company’s equity is below its carrying value, the Company then performs the quantitative assessment of goodwill to determine the fair value of the Company and compares the results of that assessment to the carrying value of the Company. If the fair value of the Company is below its carrying value, the Company would then recognize the amount of impairment as the amount by which the Company’s carrying value exceeds its fair value. Impairment losses are recorded as a charge to noninterest expense.

The Company’s annual impairment test of goodwill is performed in the fourth quarter. The Company performed a qualitative assessment of goodwill in the fourth quarter of 2022, the results of which indicated the value of goodwill assets could be supported and were not impaired. As of December 31, 2022, goodwill is the only intangible asset with an indefinite life recorded in the Company’s consolidated statements of financial condition.

Other intangible assets include core deposit and customer relationship intangibles arising from the acquisition of other financial institutions and are amortized on a basis reflecting the pattern in which the economic benefits of the intangible asset are expected to be consumed or otherwise used up, or on a straight-line basis over their estimated useful lives, which ranges from six to eleven years. GAAP requires intangible assets other than goodwill to be tested for impairment when events and circumstances change, indicating that their carrying value may not be recoverable. For intangible assets other than goodwill, the Company first performs a qualitative assessment to determine if the carrying value of such assets may not be recoverable. A quantitative assessment is followed to determine the amount of impairment in the event the carrying value of such assets are deemed not recoverable. Impairment is measured as the amount by which their carrying value exceeds their estimated fair value. The Company tests intangible assets for impairment in the fourth quarter of each year, including the fourth quarter of 2022; the results of which indicated the value of intangible assets could be supported and were not impaired.

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

The Company has derivative instruments designated as part of fair value accounting hedges. These derivatives consist of pay-fixed, receive-floating interest rate swaps, and were entered into to hedge changes in the fair value of fixed-rate assets for specific risks, such as interest rate risk resulting from changes in a benchmark interest rate. In a qualifying fair value hedge, the Company records periodic changes in the fair value of the derivative instrument in current period earnings. Simultaneously, periodic changes in the fair value of the hedged risk are also recorded in current period earnings. Together, these periodic changes in the fair value of the derivative instrument and the fair value of the hedged risk are included in the same line item of the statements of income associated with the hedged item (i.e. interest income), and largely offset each other. Interest accruals on both the derivative instrument and the hedged item are also recorded in the same line item, which effectively converts the designated fixed-rate assets to floating-rate assets. The Company structures these interest rate swaps to match the critical terms of the hedged items (i.e. fixed-rate loans), thereby maximizing the economic and accounting effectiveness of the hedging relationships and resulting in the expectation that the hedging relationship will be highly effective. If a fair value hedging relationship ceases to qualify for hedge accounting, hedge accounting is discontinued and future changes in the fair value of the derivative instrument are recognized in current period earnings, until the derivative is settled with the counterparty. In addition, all remaining basis adjustments resulting from periodic changes in the fair value of the hedged risk, previously recorded as a component of the carrying amount of the hedged item, are amortized or accreted into interest income using the interest method over the remaining life of the hedged item.

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

Liabilities to make lease payments and right-of-use assets are determined based on the total future contractual rents for each lease, discounted at the rate implicit in the lease or at the Company’s estimated incremental borrowing rate if the rate is not implicit in the lease. The Company measures future contractual rents based on the minimum payments specified in the lease agreement, giving consideration for periodic contractual rent increases, which may be based on an escalation rate or a specified index. When future rent payments are based on an index, the Company uses the index rate observed at the time of lease commencement to measure future lease payments. Liabilities to make future lease payments on operating leases are reduced by periodic contractual lease payments net of periodic interest accretion on the lease liability. Right-of-use assets for operating leases are amortized over the term of the lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion on the related liability to make lease payments. Expense recognition for operating leases is recorded on a straight-line basis. As of December 31, 2022, all of the Company’s leases were classified as either operating leases or short-term leases.

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

Stock-Based Compensation. The Company issues various forms of stock-based compensation awards annually to officers and directors of the Company, including stock options, restricted stock awards, and restricted stock units. The related compensation costs are based on the grant-date fair value of the awards and are recognized in the income statement over the period they are expected to vest, net of estimates for forfeitures. Estimates for forfeitures are based on the Company’s historical experience for each award type. A Black-Scholes model is utilized to estimate the fair value of stock options on the grant date. The Black-Scholes model uses certain assumptions to determine grant-date fair value such as: expected volatility, expected term of the option, expected risk-free rate of interest, and expected dividend yield on the Corporation’s common stock. The market price of the Corporation’s common stock at the grant date is used for restricted stock awards in determining the grant date fair value for those awards. The Company did not issue any stock option awards during 2022 or 2021.

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

Income Taxes. Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the asset liability method. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized. At December 31, 2022 and 2021, no valuation allowance was deemed necessary against the Company’s deferred tax assets.

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

Restricted stock awards are deemed participating securities by the Corporation, and therefore the Corporation applies the two-class method when considering these awards in the computation of earnings per common share. Under the two-class method, distributed and undistributed net earnings allocable to participating securities are deducted from net income to determine net income allocable to common shareholders, which is then used in the numerator of both basic and diluted earnings per share calculations. Participating securities are excluded from the denominator of both basic and diluted earnings per common share.

Comprehensive Income. Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company’s available-for-sale investment securities are required to be included in other comprehensive income or loss. Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Comprehensive Income.

Loss Contingencies. Loss contingencies, including claims and legal action arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the financial statements.

Fair Value of Financial Instruments. Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 17 – Fair Value of Financial Instruments. Fair value is an exit price, representing the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Fair value measures are classified according to a three-tier fair value hierarchy, which is based on the observability of inputs used to measure fair value. GAAP requires the Company to maximize the use of observable inputs when measuring fair value. When observable market prices or inputs are not available, the Company estimates fair value using modeling techniques such as a discounting future cash flows. Such a technique uses assumptions that market participants would consider in determining the fair value of the financial asset or liability. Changes in assumptions or in market conditions could significantly affect fair value estimates.

Variable Interest Entities. A VIE is consolidated in the Company’s financial statements when it is deemed the Company is the primary beneficiary of the VIE. GAAP requires analysis at the time of commencement of our involvement with a VIE, to determine the primary beneficiary and whether it should be consolidated in the Company’s financial statements. The Company continually performs analysis to determine the primary beneficiary of a VIE. At December 31, 2022 and 2021, no VIE for which the Company has involvement with were consolidated in the Company’s financial statements.

Recent Accounting Guidance Not Yet Effective

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. The FASB issued this Update in response to feedback received from various stakeholders in its post-implementation review process related to the issuance of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was effective for the Company on January 1, 2020. The amendments in this Update include the elimination of accounting guidance for TDRs in Subtopic 310-40 - Receivables - Troubled Debt Restructurings by Creditors, and introduce new disclosures and enhance existing disclosures concerning certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. Rather than applying the recognition and measurement guidance of TDRs, an entity must determine whether a modification results in a new loan or the continuation of an existing loan. Further, the amendments in this Update require that a public business entity disclose current period gross charge-offs on financing receivables within the scope of ASC 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost, by year of origination and class of financing receivable. The amendments in this Update are effective for the Company in fiscal years beginning after December 15, 2022, as well as interim periods within those years. Early adoption is permitted. The amendments in this Update are to be applied prospectively. However, for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company evaluated the provisions of this Update and internal stakeholders in finance, credit administration, and loan servicing have been working on implementation efforts, including: updating internal policies and procedures, disclosure design, and identifying related data requirements. The Company anticipates the provisions of this Update will not result in a cumulative adjustment to the opening balance of retained earnings in the period of adoption, but will result in changes to applicable disclosures included in the Notes to the Company’s Consolidated Financial Statements in the period of adoption.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815) Fair Value Hedging - Portfolio Layer Method. The amendments in this Update make targeted improvements to fair value hedge accounting and more specifically to the last-of-layer hedge accounting method. This Update expands the last-of-layer hedge accounting method to allow for multiple hedged layers to be designated for a single closed portfolio of prepayable financial assets, and renames this accounting method the “portfolio layer method.” The provisions of this Update also include: (i) expanding the scope of the portfolio layer method to nonprepayable financial assets, (ii) specifying that eligible hedging instruments in a single layer hedge may include spot-starting or forward-starting constant-notional or amortizing-notional swaps and that the number of hedged layers corresponds with the number of hedges designated, (iii) specifies that an entity hedging multiple amounts in a closed portfolio using a single amortizing-notional swap is executing a single-layer hedge, (iv) provides additional guidance on the accounting for and disclosure of hedge basis adjustments resulting from a fair value hedge under the portfolio layer method by requiring such basis adjustments be maintained at the portfolio level and not allocated to individual assets, and to disclose basis adjustments as a reconciling item in certain disclosures, such as those for loans, and (v) specifies that an entity is to exclude hedge basis adjustments in the determination of credit losses on the assets within the closed portfolio. The provisions of this Update are effective for the Company in fiscal years beginning after December 15, 2022, as well as interim periods within those years. Early adoption is permitted. Entities may designate multiple layer hedges only on a prospective basis upon the adoption of this Update. The provisions of this Update that relate to hedge basis adjustments, except for those related to disclosure, are to be applied on a modified retrospective basis through a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The provisions of this Update that relate to disclosure may be applied on a prospective basis or on a retrospective basis to each prior period presented. The Company is evaluating the impact of this Update on the Company’s Consolidated Financial Statements and does not believe its adoption will have a material impact on the Company’s Consolidated Financial Statements.

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

The Company has created a cross-functional working group to manage the transition away from LIBOR. This working group is comprised of senior leadership and staff from functional areas that include: finance, treasury, lending, loan servicing, enterprise risk management, information technology, legal, and other internal stakeholders integral to the Bank’s transition away from LIBOR. The working group monitors developments related to transition and uncertainty surrounding reference rate reform and guides the Bank’s response. The working group continuously monitors the population of financial instruments that reference LIBOR, confirming our loan documents that reference LIBOR have been appropriately amended, ensuring that our internal systems are prepared for the transition, and continues to manage the transition process with our customers. The Company has chosen to use the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. However, the Company will also use other alternative reference rates, such as the Constant Maturity Treasury index and Prime rate based on the individual needs of its customers as well as the types of credit being extended.

Note 2 – Regulatory Capital Requirements and Other Regulatory Matters

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

The Company and the Bank are required to meet risk-based capital standards under the revised capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III”, administered by their respective regulatory authorities with a phase-in period beginning on January 1, 2015 and ending on January 1, 2019. The Basel III final capital framework requires all banking organizations to maintain a capital conservation buffer of 2.50% above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases, and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of Common Equity Tier capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At December 31, 2022, the Company and Bank are in compliance with the capital conservation buffer requirement and exceeded the minimum Common Equity Tier 1, Tier 1 and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.0%, 8.5% and 10.5%, respectively, and the Bank qualified as “well capitalized” for purposes of the federal bank regulatory prompt corrective action regulations.

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase-in over a three-year period the Day 1 adverse regulatory capital effects of the CECL accounting standard. Additionally, in March 2020, the U.S. Federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years to provide regulatory relief to banking organizations to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the COVID-19 pandemic. The capital relief in the interim is calibrated to approximate the difference in allowances under CECL relative to the incurred loss methodology for the first two years of the transition period using a 25% scaling factor. The cumulative difference at the end of the second year of the transition period is then phased into regulatory capital at 25% per year over a three-year transition period. The final rule was adopted and became effective in September 2020. The Company implemented the CECL model commencing January 1, 2020 and elected to phase in the full effect of CECL on regulatory capital over the five-year transition period. In the first quarter of 2022, the Company began phasing into regulatory capital the cumulative adjustments at the end of the second year of the transition period at 25% per year.

For regulatory capital purposes, the subordinated debentures of the Corporation and the Bank are included in Tier 2 capital at December 31, 2022 and 2021. In 2021, the total capital ratios of the Corporation and the Bank were impacted by the redemptions of subordinated debentures during the second and third quarter and remained above the regulatory minimum required for capital adequacy purposes, inclusive of capital conservation buffer. See Note 13 – Subordinated Debentures for additional information.

As defined in applicable regulations and set forth in the table below at the dates indicated:

	Actual		Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer		Minimum Required For Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 Leverage Ratio	$2,179,494	10.29%	$847,230	4.00%	N/A	N/A
Common Equity Tier 1 Capital Ratio	2,179,494	12.99%	1,174,699	7.00%	N/A	N/A
Tier 1 Capital Ratio	2,179,494	12.99%	1,426,420	8.50%	N/A	N/A
Total Capital Ratio	2,605,586	15.53%	1,762,049	10.50%	N/A	N/A

Pacific Premier Bank
Tier 1 Leverage Ratio	$2,499,418	11.80%	$847,354	4.00%	$1,059,193	5.00%
Common Equity Tier 1 Capital Ratio	2,499,418	14.89%	1,174,963	7.00%	1,091,037	6.50%
Tier 1 Capital Ratio	2,499,418	14.89%	1,426,741	8.50%	1,342,815	8.00%
Total Capital Ratio	2,642,306	15.74%	1,762,444	10.50%	1,678,518	10.00%

December 31, 2021
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 Leverage Ratio	$2,016,538	10.08%	$799,963	4.00%	N/A	N/A
Common Equity Tier 1 Capital Ratio	2,016,538	12.11%	1,165,837	7.00%	N/A	N/A
Tier 1 Capital Ratio	2,016,538	12.11%	1,415,659	8.50%	N/A	N/A
Total Capital Ratio	2,434,680	14.62%	1,748,755	10.50%	N/A	N/A

Pacific Premier Bank
Tier 1 Leverage Ratio	$2,324,626	11.62%	$800,009	4.00%	$1,000,012	5.00%
Common Equity Tier 1 Capital Ratio	2,324,626	13.96%	1,165,449	7.00%	1,082,202	6.50%
Tier 1 Capital Ratio	2,324,626	13.96%	1,415,188	8.50%	1,331,941	8.00%
Total Capital Ratio	2,448,201	14.70%	1,748,173	10.50%	1,664,927	10.00%

Note 3 – Investment Securities

The amortized cost and estimated fair value of AFS investment securities were as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
AFS investment securities:
December 31, 2022
U.S. Treasury	$49,156	$—	$(2,139)	$47,017
Agency	485,331	—	(53,893)	431,438
Corporate	586,652	—	(44,104)	542,548
Collateralized mortgage obligations	829,928	—	(65,699)	764,229
Mortgage-backed securities	953,678	—	(137,897)	815,781
Total AFS investment securities	$2,904,745	$—	$(303,732)	$2,601,013

December 31, 2021
U.S. Treasury	$57,708	$614	$(456)	$57,866
Agency	440,183	2,081	(10,129)	432,135
Corporate	451,621	6,096	(3,856)	453,861
Municipal bonds	1,061,985	32,209	(4,281)	1,089,913
Collateralized mortgage obligations	680,686	2,012	(6,055)	676,643
Mortgage-backed securities	1,586,406	3,220	(26,180)	1,563,446
Total AFS investment securities	$4,278,589	$46,232	$(50,957)	$4,273,864

The carrying amount and estimated fair value of HTM investment securities were as follows:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Gain	Gross Unrecognized Loss	Estimated Fair Value
HTM investment securities:
December 31, 2022
Municipal bonds	$1,148,055	$(43)	$1,148,012	$44	$(257,430)	$890,626
Mortgage-backed securities	231,692	—	231,692	—	(33,621)	198,071
Other	8,399	—	8,399	—	—	8,399
Total HTM investment securities	$1,388,146	$(43)	$1,388,103	$44	$(291,051)	$1,097,096

December 31, 2021
Municipal bonds	$368,344	$(22)	$368,322	$3,834	$(1,649)	$370,507
Mortgage-backed securities	11,843	—	11,843	564	—	12,407
Other	1,509	—	1,509	—	—	1,509
Total HTM investment securities	$381,696	$(22)	$381,674	$4,398	$(1,649)	$384,423

The Company reassesses classification of certain investments as part of the ongoing review of the investment securities portfolio. During 2022, the Company transferred all of the AFS municipal bond portfolio of $831.4 million as well as mortgage-backed securities of $255.0 million to HTM securities. The Company intends and has the ability to hold the securities transferred to maturity. The transfer of these securities was accounted for at fair value on the transfer date. In total, the municipal bonds had a net carrying amount of $780.7 million with a pre-tax unrealized loss of $50.8 million, and the mortgage-backed securities had a net carrying amount of $238.8 million with a pre-tax unrealized loss of $16.2 million, and both realized losses were reflected as discounts on the date of transfer. These discounts are accreted into interest income as yield adjustments over the remaining term of the securities. The amortization of the unrealized losses reported in accumulated other comprehensive income (loss) largely offsets the effect on interest income of the accretion of the discounts. No gains or losses were recorded at the time of transfer.

Investment securities with carrying values of $195.6 million and $130.7 million as of December 31, 2022 and 2021, respectively, were pledged to secure public deposits, other borrowings, and for other purposes as required or permitted by law.

Unrealized Gains and Losses

Unrealized gains and losses on AFS investment securities are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At December 31, 2022, the Company had a net unrealized loss on AFS investment securities of $303.7 million, or $217.4 million net of tax in accumulated other comprehensive loss, compared to a net unrealized loss of $4.7 million, or $3.3 million net of tax in accumulated other comprehensive loss, at December 31, 2021.

For investment securities transferred from AFS to HTM, the unrealized gains and losses at the date of transfer continue to be reported in stockholders’ equity as accumulated other comprehensive income or loss and are amortized over the remaining lives of the securities with an offsetting entry to interest income as an adjustment of yield. At December 31, 2022, the unrealized loss on investment securities transferred from AFS to HTM was $66.9 million, or $47.9 million net of tax.

The table below summarizes the number, fair value, and gross unrealized holding losses of the Company’s AFS investment securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of the dates indicated, aggregated by investment category and length of time in a continuous loss position.

	December 31, 2022
	Less than 12 months			12 months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
AFS investment securities:
U.S. Treasury	5	$33,982	$(237)	1	$13,036	$(1,902)	6	$47,018	$(2,139)
Agency	8	79,895	(1,265)	35	351,543	(52,628)	43	431,438	(53,893)
Corporate	35	327,984	(20,840)	21	214,565	(23,264)	56	542,549	(44,104)
Collateralized mortgage obligations	41	522,955	(33,318)	40	241,229	(32,381)	81	764,184	(65,699)
Mortgage-backed securities	13	91,762	(6,987)	68	724,019	(130,910)	81	815,781	(137,897)
Total AFS investment securities	102	$1,056,578	$(62,647)	165	$1,544,392	$(241,085)	267	$2,600,970	$(303,732)

	December 31, 2021
	Less than 12 months			12 months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
AFS investment securities:
U.S. Treasury	3	$47,235	$(456)	—	$—	$—	3	$47,235	$(456)
Agency	19	278,078	(5,634)	16	119,750	(4,495)	35	397,828	(10,129)
Corporate	17	166,563	(849)	3	57,274	(3,007)	20	223,837	(3,856)
Municipal bonds	36	277,564	(4,079)	2	6,596	(202)	38	284,160	(4,281)
Collateralized mortgage obligations	26	226,763	(3,738)	15	121,185	(2,317)	41	347,948	(6,055)
Mortgage-backed securities	103	1,306,455	(20,417)	15	173,121	(5,763)	118	1,479,576	(26,180)
Total AFS investment securities	204	$2,302,658	$(35,173)	51	$477,926	$(15,784)	255	$2,780,584	$(50,957)

Allowance for Credit Losses on Investment Securities

The Company reviews individual securities classified as AFS to determine whether a decline in fair value below the amortized cost basis is deemed credit related or due to other factors such as changes in interest rates and general market conditions. An ACL on AFS investment securities is recorded when the fair value of the investment is below its amortized cost and the decline in fair value has been deemed, through the Company’s qualitative assessment, to be credit related. Non-credit related declines in fair value of AFS investment securities, which may be attributed to changes in interest rates and other market related factors, are not recorded through an ACL. Such declines are recorded as an adjustment to accumulated other comprehensive income (loss), net of tax. In the event the Company is required to sell or has the intent to sell an AFS security that has experienced a decline in fair value below its amortized cost, the Company writes the amortized cost of the security down to fair value in the current period.

Credit losses on HTM investment securities are representative of current expected credit losses that may be incurred over the life of the investment and are recorded at the time of purchase or acquisition and when the Company has designated securities as HTM.

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

At December 31, 2022 and December 31, 2021, the Company had an ACL of $43,000 and $22,000, respectively, for HTM investment securities classified as municipal bonds. The following table presents a rollforward by major security type of the ACL on the Company's HTM debt securities as of, and for the periods indicated:

	For the Year Ended December 31, 2022
(Dollars in thousands)	Balance, December 31, 2021	Provision for Credit Losses	Balance, December 31, 2022
HTM Investment securities:
Municipal bonds	$22	$21	$43

	For the Year Ended December 31, 2021
(Dollars in thousands)	Balance at December 31, 2020	Provision for Credit Losses	Balance, December 31, 2021
HTM Investment securities:
Municipal bonds	$—	$22	$22

The Company had no ACL for AFS investment securities at December 31, 2022 and 2021. The Company performed a qualitative assessment of these investments as of December 31, 2022 and determined that the increase in unrealized losses during 2022 was the result of general market conditions, including changes in interest rates driven by the Federal Reserve’s policy to fight against inflation, and not related to a deterioration in credit quality. As of December 31, 2022, the Company has not recorded credit losses on certain AFS securities that were in an unrealized loss position due to the high quality of the investments, with investment grade ratings, and many of them are issued by U.S. government agencies. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell the securities prior to their anticipated recoveries. There was no provision for credit losses recognized for AFS investment securities during the years ended December 31, 2022 and 2021.

At December 31, 2022 and 2021, there were no AFS or HTM securities in nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. At December 31, 2022 and 2021, there were no securities purchased with deterioration in credit quality since their origination. At December 31, 2022 and 2021, there were no collateral dependent AFS or HTM securities.

Realized Gains and Losses

The following table presents the amortized cost of securities sold with related gross realized gains, gross realized losses, and net realized (losses) gains for the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Amortized cost of AFS investment securities sold	$934,703	$884,231	$752,630

Gross realized gains	$13,645	$23,185	$15,682
Gross realized losses	(11,935)	(6,279)	(1,800)
Net realized gains on sales of AFS investment securities	$1,710	$16,906	$13,882

Contractual Maturities

The amortized cost and fair value of investment securities at December 31, 2022, by contractual maturity, are shown in the table below.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS investment securities:
Treasury	$9,743	$9,701	$24,475	$24,280	$14,938	$13,036	$—	$—	$49,156	$47,017
Agency	25,575	25,281	326,466	299,758	96,148	78,702	37,142	27,697	485,331	431,438
Corporate	—	—	283,332	273,415	303,320	269,133	—	—	586,652	542,548
Collateralized mortgage obligations	34,473	34,192	66,535	64,986	202,571	180,391	526,349	484,660	829,928	764,229
Mortgage-backed securities	—	—	34,922	34,258	519,895	454,049	398,861	327,474	953,678	815,781
Total AFS investment securities	69,791	69,174	735,730	696,697	1,136,872	995,311	962,352	839,831	2,904,745	2,601,013
HTM investment securities:
Municipal bonds	—	—	10,537	9,893	50,674	43,861	1,086,844	836,872	1,148,055	890,626
Mortgage-backed securities	—	—	—	—	—	—	231,692	198,071	231,692	198,071
Other	—	—	—	—	—	—	8,399	8,399	8,399	8,399
Total HTM investment securities	—	—	10,537	9,893	50,674	43,861	1,326,935	1,043,342	1,388,146	1,097,096
Total investment securities	$69,791	$69,174	$746,267	$706,590	$1,187,546	$1,039,172	$2,289,287	$1,883,173	$4,292,891	$3,698,109

FHLB, FRB, and Other Stock

The Company’s equity securities primarily consist of FHLB and FRB stock, which are considered restricted securities and held as a condition of membership of the FHLB and the Board of Governors of the Federal Reserve System. These equity securities without readily determinable fair values are carried at cost less impairment. At December 31, 2022, the Company had $27.7 million in FHLB stock, $74.8 million in FRB stock, and $17.4 million in other stock. At December 31, 2021, the Company had $17.3 million in FHLB stock, $74.5 million in FRB stock, and $25.7 million in other stock.

The Company evaluates its investments in FHLB, FRB, and other stock for impairment periodically, including their capital adequacy and overall financial condition. No impairment losses have been recorded through December 31, 2022.

Note 4 – Loans Held for Investment

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

Commercial loans are loans to businesses where the operating cash flow of the business is the primary source of repayment. This loan portfolio includes commercial and industrial loans, franchise loans not secured by real estate, and SBA loans non-real estate secured.

Retail loans include single family residential and consumer loans. Single family residential loans include home equity lines of credit, as well as second trust deeds.

The following table presents the composition of the loan portfolio as of the dates indicated:

	December 31,
(Dollars in thousands)	2022	2021
Investor loans secured by real estate
CRE non-owner-occupied	$2,660,321	$2,771,137
Multifamily	6,112,026	5,891,934
Construction and land	399,034	277,640
SBA secured by real estate	42,135	46,917
Total investor loans secured by real estate	9,213,516	8,987,628
Business loans secured by real estate
CRE owner-occupied	2,432,163	2,251,014
Franchise real estate secured	378,057	380,381
SBA secured by real estate	61,368	69,184
Total business loans secured by real estate	2,871,588	2,700,579
Commercial loans
Commercial and industrial	2,160,948	2,103,112
Franchise non-real estate secured	404,791	392,576
SBA non-real estate secured	11,100	11,045
Total commercial loans	2,576,839	2,506,733
Retail loans
Single family residential	72,997	95,292
Consumer	3,284	5,665
Total retail loans	76,281	100,957
Loans held for investment before basis adjustment (1)	14,738,224	14,295,897
Basis adjustment associated with fair value hedge (2)	(61,926)	—
Loans held for investment	14,676,298	14,295,897
Allowance for credit losses for loans held for investment	(195,651)	(197,752)
Loans held for investment, net	$14,480,647	$14,098,145

Total unfunded loan commitments	$2,489,203	$2,507,911
Loans held for sale, at lower of cost or fair value	$2,643	$10,869
____________________________________________________
(1) Includes net deferred origination fees of $1.9 million and $3.5 million, and unaccreted fair value net purchase discounts of $54.8 million and $77.1 million as of December 31, 2022 and December 31, 2021, respectively.
(2) Represents the basis adjustment associated with the application of hedge accounting on certain loans. Refer to Note 19 – Derivative Instruments for additional information.

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

Loans Serviced for Others and Loan Securitization

The Company generally retains the servicing rights of the guaranteed portion of SBA loans sold, for which the Company initially records servicing assets at fair value within its other assets category. Servicing assets are subsequently measured using the amortization method and amortized to noninterest income. At December 31, 2022 and 2021, the servicing assets totaled $3.0 million and $3.8 million, respectively, and were included in other assets on the Company’s consolidated statements of financial condition. Servicing assets are evaluated for impairment based upon the fair value of the servicing rights as compared to the carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. The fair value of retained servicing rights is generally evaluated at the loan level using a discounted cash flow analysis utilizing current market assumptions derived from the secondary market. Key modeling assumptions include interest rates, prepayment assumptions, discount rate, and servicing cost. At December 31, 2022, and 2021, the Company determined that no valuation allowance was necessary.

In connection with the acquisition of Opus Bank (“Opus”), the Company acquired Federal Home Loan Mortgage Corporation (“Freddie Mac”) guaranteed structured pass-through certificates, which were issued as a result of Opus’s securitization sale of $509.0 million in originated multifamily loans through a Freddie Mac-sponsored transaction in December 2016. The Company's continuing involvement includes sub-servicing responsibilities, general representations and warranties, and reimbursement obligations. Servicing responsibilities on loan sales generally include obligations to collect and remit payments of principal and interest, provide foreclosure services, manage payments of taxes and insurance premiums, and otherwise administer the underlying loans. In connection with the securitization transaction, Freddie Mac was designated as the master servicer and appointed the Company to perform sub-servicing responsibilities, which generally include the servicing responsibilities described above with the exception of the servicing of foreclosed or defaulted loans. The overall management, servicing, and resolution of defaulted loans and foreclosed loans are separately designated to the special servicer, a third-party institution that is independent of the master servicer and the Company. The master servicer has the right to terminate the Company in its role as sub-servicer and direct such responsibilities accordingly.

To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse Freddie Mac for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date of December 23, 2016. The liability recorded for the Company’s exposure to the reimbursement agreement with Freddie Mac was $334,000 and $338,000 as of December 31, 2022 and 2021, respectively.

Loans sold and serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of loans and participations serviced for others were $463.4 million and $565.8 million at December 31, 2022 and 2021, respectively. Included in those totals are multifamily loans transferred through securitization with Freddie Mac of $54.2 million and $78.1 million at December 31, 2022 and 2021, respectively, and SBA participations serviced for others totaling $315.3 million and $365.6 million at December 31, 2022 and 2021, respectively.

Concentration of Credit Risk

As of December 31, 2022, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located principally in California. The Company’s loan portfolio contains concentrations of credit in multifamily, CRE non-owner-occupied, CRE owner-occupied, and C&I business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations, and diversifies its loan portfolio through loan originations, purchases, and sales to meet approved concentration levels.

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus and likewise in excess of 15% of the Bank’s unimpaired capital plus surplus for unsecured loans. These loans-to-one-borrower limitations result in a dollar limitation of $828.5 million for secured loans and $497.1 million for unsecured loans at December 31, 2022. In order to manage concentration risk, the Bank maintains a house lending limit well below these statutory maximums. At December 31, 2022, the Bank’s largest aggregate outstanding balance of loans to one borrower was $224.5 million, primarily comprised of an asset-based line of credit.

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

Risk grades are based on a six-grade Pass scale, along with Special Mention, Substandard, Doubtful, and Loss classifications, as such classifications are defined by the federal banking regulatory agencies. The assignment of risk grades allows the Company to, among other things, identify the risk associated with each credit in the portfolio and to provide a basis for estimating credit losses inherent in the portfolio. Risk grades are reviewed regularly with the Company’s Credit and Portfolio Review Committee, and the portfolio management and risk grading process is reviewed on an ongoing basis by both an independent loan review function and periodic internal audits, as well as by regulatory agencies during scheduled examinations.

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

The Bank’s portfolio managers also manage loan performance risks, collections, workouts, bankruptcies, and foreclosures. A special department, whose portfolio managers have professional expertise in these areas, typically handles or advises on these types of matters. Loan performance risks are mitigated by our portfolio managers acting promptly and assertively to address problem credits when they are identified. Collection efforts commence upon non-payment, and the portfolio managers seek to promptly determine the appropriate steps to minimize the Company’s risk of loss. When foreclosure will maximize the Company’s recovery for a non-performing loan, the portfolio managers will take appropriate action to initiate the foreclosure process.

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

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as of December 31, 2022:

	Term Loans by Vintage
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2022
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$523,895	$607,153	$208,760	$347,889	$308,317	$651,593	$—	$—	$2,647,607
Special mention	—	—	—	—	7,487	—	—	—	7,487
Substandard	—	—	—	—	194	4,570	—	463	5,227
Multifamily
Pass	1,230,359	2,187,255	786,436	889,737	263,241	732,808	—	—	6,089,836
Special mention	—	—	—	12,667	—	—	—	—	12,667
Substandard	—	6,057	—	2,723	—	743	—	—	9,523
Construction and land
Pass	187,567	154,231	38,760	9,615	1,843	7,018	—	—	399,034
SBA secured by real estate
Pass	6,571	130	493	5,407	7,361	13,199	—	—	33,161
Substandard	—	—	—	—	2,416	6,558	—	—	8,974
Total investor loans secured by real estate	1,948,392	2,954,826	1,034,449	1,268,038	590,859	1,416,489	—	463	9,213,516
Business loans secured by real estate
CRE owner-occupied
Pass	593,826	718,223	242,125	240,772	114,581	448,531	5,661	—	2,363,719
Special mention	334	1,015	—	—	675	327	—	—	2,351
Substandard	10,838	2,541	11,970	2,403	4,676	33,665	—	—	66,093
Franchise real estate secured
Pass	54,654	131,541	33,513	44,229	32,815	55,893	—	—	352,645
Special mention	4,891	13,145	—	—	—	—	—	—	18,036
Substandard	980	—	—	6,092	—	304	—	—	7,376
SBA secured by real estate
Pass	10,993	6,978	2,329	5,710	4,440	25,415	—	—	55,865
Special mention	—	—	—	—	—	118	—	—	118
Substandard	—	—	—	—	1,354	4,031	—	—	5,385
Total loans secured by business real estate	676,516	873,443	289,937	299,206	158,541	568,284	5,661	—	2,871,588
Commercial loans
Commercial and industrial
Pass	282,131	262,044	55,659	155,310	78,684	121,918	1,134,568	3,412	2,093,726
Special mention	15,105	3,567	798	—	1,864	41	9,898	—	31,273
Substandard	2,590	80	—	3,867	562	1,029	27,680	141	35,949
Franchise non-real estate secured
Pass	102,542	128,030	18,486	46,027	28,664	43,486	778	—	368,013
Special mention	1,372	14,382	—	11,829	—	—	—	—	27,583
Substandard	1,757	385	2,852	2,256	1,637	308	—	—	9,195
SBA non-real estate secured
Pass	3,444	435	276	1,638	633	3,124	—	—	9,550
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	130	224	606	—	590	1,550
Total commercial loans	408,941	408,923	78,071	221,057	112,268	170,512	1,172,924	4,143	2,576,839

	Term Loans by Vintage
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2022
Retail loans
Single family residential
Pass	—	—	176	—	22	49,729	23,065	—	72,992
Substandard	—	—	—	—	—	5	—	—	5
Consumer loans
Pass	—	6	17	11	—	969	2,254	—	3,257
Substandard	—	—	—	—	—	27	—	—	27
Total retail loans	—	6	193	11	22	50,730	25,319	—	76,281
Loans held for investment before basis adjustment (1)	$3,033,849	$4,237,198	$1,402,650	$1,788,312	$861,690	$2,206,015	$1,203,904	$4,606	$14,738,224
______________________________
(1) Excludes the basis adjustment of $61.9 million to the carrying amount of certain loans included in fair value hedging relationships. Refer to Note 19 – Derivative Instruments for additional information.

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as of December 31, 2021:

	Term Loans by Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2021
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$708,560	$269,944	$393,097	$387,923	$218,388	$730,736	$9,353	$—	$2,718,001
Special mention	—	—	16,166	7,682	—	—	—	—	23,848
Substandard	—	—	25,777	—	—	2,998	513	—	29,288
Multifamily
Pass	2,260,708	952,127	1,199,505	444,904	479,029	554,067	286	—	5,890,626
Substandard	—	—	—	543	—	765	—	—	1,308
Construction and land
Pass	119,532	97,721	40,556	12,415	3,857	3,559	—	—	277,640
SBA secured by real estate
Pass	130	497	6,259	9,074	12,070	9,198	—	—	37,228
Special mention	—	—	—	957	—	544	—	—	1,501
Substandard	—	—	—	2,343	3,679	2,166	—	—	8,188
Total investor loans secured by real estate	$3,088,930	$1,320,289	$1,681,360	$865,841	$717,023	$1,304,033	$10,152	$—	$8,987,628

	Term Loans by Vintage
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2021
Business loans secured by real estate
CRE owner-occupied
Pass	$853,044	$273,469	$287,249	$161,636	$187,130	$464,271	$6,738	$292	$2,233,829
Substandard	—	—	2,553	6,074	2,966	5,592	—	—	17,185
Franchise real estate secured
Pass	156,381	36,335	55,091	40,047	56,288	34,878	1,361	—	380,381
SBA secured by real estate
Pass	6,379	2,364	7,331	9,125	10,734	24,627	—	—	60,560
Special mention	—	—	—	—	—	62	—	—	62
Substandard	—	—	—	2,062	2,690	3,810	—	—	8,562
Total loans secured by business real estate	1,015,804	312,168	352,224	218,944	259,808	533,240	8,099	292	2,700,579
Commercial loans
Commercial and industrial
Pass	425,683	79,635	200,234	117,471	123,345	70,789	1,032,053	3,371	2,052,581
Special mention	—	—	146	—	—	152	14,814	178	15,290
Substandard	1,772	—	14	2,683	863	1,150	27,684	1,075	35,241
Franchise non-real estate secured
Pass	163,865	23,943	85,206	45,061	23,672	31,163	—	—	372,910
Substandard	—	—	1,589	3,627	13,346	1,104	—	—	19,666
SBA non-real estate secured
Pass	474	564	1,292	666	2,806	2,148	—	—	7,950
Special mention	—	—	681	114	—	—	—	—	795
Substandard	—	—	76	339	685	547	653	—	2,300
Total commercial loans	591,794	104,142	289,238	169,961	164,717	107,053	1,075,204	4,624	2,506,733
Retail loans
Single family residential
Pass	313	211	—	32	2,008	68,759	23,920	—	95,243
Substandard	—	—	—	—	—	49	—	—	49
Consumer loans
Pass	11	28	49	19	11	1,394	4,113	—	5,625
Substandard	—	—	5	—	—	35	—	—	40
Total retail loans	324	239	54	51	2,019	70,237	28,033	—	100,957
Loans held for investment	$4,696,852	$1,736,838	$2,322,876	$1,254,797	$1,143,567	$2,014,563	$1,121,488	$4,916	$14,295,897

The following tables stratify the loans held for investment portfolio by delinquency as of the periods indicated:

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+	Total
December 31, 2022
Investor loans secured by real estate
CRE non-owner-occupied	$2,655,892	$—	$—	$4,429	$2,660,321
Multifamily	6,103,246	2,723	—	6,057	6,112,026
Construction and land	399,034	—	—	—	399,034
SBA secured by real estate	42,135	—	—	—	42,135
Total investor loans secured by real estate	9,200,307	2,723	—	10,486	9,213,516
Business loans secured by real estate
CRE owner-occupied	2,424,174	1,434	—	6,555	2,432,163
Franchise real estate secured	370,984	7,073	—	—	378,057
SBA secured by real estate	60,177	—	104	1,087	61,368
Total business loans secured by real estate	2,855,335	8,507	104	7,642	2,871,588
Commercial loans
Commercial and industrial	2,152,302	4,657	81	3,908	2,160,948
Franchise non-real estate secured	401,199	3,592	—	—	404,791
SBA not secured by real estate	10,511	—	—	589	11,100
Total commercial loans	2,564,012	8,249	81	4,497	2,576,839
Retail loans
Single family residential	71,940	1,057	—	—	72,997
Consumer loans	3,282	2	—	—	3,284
Total retail loans	75,222	1,059	—	—	76,281
Loans held for investment before basis adjustment (1)	$14,694,876	$20,538	$185	$22,625	$14,738,224

December 31, 2021
Investor loans secured by real estate
CRE non-owner-occupied	$2,760,882	$—	$—	$10,255	$2,771,137
Multifamily	5,890,704	1,230	—	—	5,891,934
Construction and land	277,640	—	—	—	277,640
SBA secured by real estate	46,580	—	—	337	46,917
Total investor loans secured by real estate	8,975,806	1,230	—	10,592	8,987,628
Business loans secured by real estate
CRE owner-occupied	2,246,062	—	—	4,952	2,251,014
Franchise real estate secured	380,381	—	—	—	380,381
SBA secured by real estate	68,743	—	—	441	69,184
Total business loans secured by real estate	2,695,186	—	—	5,393	2,700,579
Commercial loans
Commercial and industrial	2,101,558	92	—	1,462	2,103,112
Franchise non-real estate secured	392,576	—	—	—	392,576
SBA not secured by real estate	10,319	73	—	653	11,045
Total commercial loans	2,504,453	165	—	2,115	2,506,733
Retail loans
Single family residential	95,292	—	—	—	95,292
Consumer loans	5,665	—	—	—	5,665
Total retail loans	100,957	—	—	—	100,957
Loans held for investment	$14,276,402	$1,395	$—	$18,100	$14,295,897
______________________________
(1) Excludes the basis adjustment of $61.9 million to the carrying amount of certain loans included in fair value hedging relationships. Refer to Note 19 – Derivative Instruments for additional information.

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

As of December 31, 2022, $30.9 million of loans were individually evaluated, with a $1.7 million ACL attributed to such loans. At December 31, 2022, all individually evaluated loans were evaluated based on the underlying value of the collateral and none were evaluated using a discounted cash flow approach. All individually evaluated loans were on nonaccrual status at December 31, 2022.

As of December 31, 2021, $31.3 million of loans were individually evaluated, and the ACL attributed to such loans totaled $1.5 million. At December 31, 2021, $12.4 million of the individually evaluated loans were evaluated using a discounted cash flow approach and $18.9 million of individually evaluated loans were evaluated based on the underlying value of the collateral. All individually evaluated loans were on nonaccrual status at December 31, 2021.

Troubled Debt Restructurings

Infrequently we modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, acceptance of interest-only payments, and, in very few cases, reductions to the outstanding loan balances. These loans are classified as TDRs. TDRs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition or cash flows. A workout plan between us and the borrower is designed to provide a bridge for borrower cash flow shortfalls in the near term. In most cases, the Company initially places TDRs on nonaccrual status, and they may return to accrual status when the loans are brought current, have performed in accordance with the restructured contractual terms for a period of at least six months, and the ultimate collectability of the total contractual restructured principal and interest is no longer in doubt.

At December 31, 2022, the Company had five loans totaling $16.1 million modified as TDRs consisting of three CRE owner-occupied loans and one C&I loan totaling $5.1 million belonging to one borrower relationship with the terms modified due to bankruptcy, and one franchise non-real estate secured loan of $11.0 million belonging to another borrower relationship with the terms modified for payment deferral. During the year ended December 31, 2022, the three CRE owner-occupied loans and one C&I loan classified as TDRs experienced payment defaults after modifications within the previous 12 months and were on nonaccrual status as of December 31, 2022.

At December 31, 2021, those same two loan relationships were classified as TDRs, at which time there were six loans totaling $17.3 million, consisting of three CRE owner-occupied loans and one C&I loan totaling $5.2 million belonging to one borrower relationship with the terms modified due to bankruptcy, and two franchise non-real estate secured loans totaling $12.1 million belonging to another borrower relationship with the terms modified for payment deferral. During the year ended December 31, 2021, the three CRE owner-occupied loans and one C&I loan classified as TDRs belonging to one borrower relationship experienced payment defaults after modifications within the previous 12 months. All TDRs were on nonaccrual status as of December 31, 2021.

Purchased Credit Deteriorated Loans
The Company analyzed acquired loans for more-than-insignificant deterioration in credit quality since their origination. Such loans are classified as purchased credit deteriorated loans. Please see Note 1 – Description of Business and Summary of Significant Accounting Policies for more information concerning the accounting for PCD loans. The Company had PCD loans of $422.7 million and $567.6 million at December 31, 2022 and 2021, respectively.

Acquired loans classified as PCD are recorded at an initial amortized cost, which is comprised of the purchase price of the loans (or initial fair value) and the initial ACL determined for the loans, which is added to the purchase price, as well as any resulting discount or premium related to factors other than credit. The Company accounts for interest income on PCD loans using the interest method, whereby any purchase discounts or premiums are accreted or amortized into interest income as an adjustment of the loan’s yield. Subsequent to acquisition, the ACL for PCD loans is measured in accordance with the Company’s ACL methodology. Please also see Note 5 – Allowance for Credit Losses for more information concerning the Company’s ACL methodology.

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

The Company typically does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest. However, when such loans are well secured and in the process of collection, the Company may continue with the accrual of interest. The Company had loans on nonaccrual status of $30.9 million and $31.3 million at December 31, 2022 and 2021, respectively. The Company did not record income from the receipt of cash payments related to nonaccruing loans during the years ended December 31, 2022, 2021, and 2020. The Company had no loans 90 days or more past due and still accruing at December 31, 2022 and 2021.

The following tables provide a summary of nonaccrual loans as of the dates indicated:

	Nonaccrual Loans (1)
	Collateral Dependent Loans		Non-Collateral Dependent Loans		Total Nonaccrual Loans	Nonaccrual Loans with No ACL
(Dollars in thousands)	Balance	ACL	Balance	ACL
December 31, 2022
Investor loans secured by real estate
CRE non-owner-occupied	$4,429	$—	$—	$—	$4,429	$4,429
Multifamily	8,780	—	—	—	8,780	8,780
SBA secured by real estate	533	—	—	—	533	533
Total investor loans secured by real estate	13,742	—	—	—	13,742	13,742
Business loans secured by real estate
CRE owner-occupied	11,475	1,742	—	—	11,475	9,733
SBA secured by real estate	1,191	—	—	—	1,191	1,191
Total business loans secured by real estate	12,666	1,742	—	—	12,666	10,924
Commercial loans
Commercial and industrial	3,908	—	—	—	3,908	3,908
SBA non-real estate secured	589	—	—	—	589	589
Total commercial loans	4,497	—	—	—	4,497	4,497
Total nonaccrual loans	$30,905	$1,742	$—	$—	$30,905	$29,163

December 31, 2021
Investor loans secured by real estate
CRE non-owner-occupied	$10,255	$1,455	$—	$—	$10,255	$2,640
SBA secured by real estate	937	—	—	—	937	937
Total investor loans secured by real estate	11,192	1,455	—	—	11,192	3,577
Business loans secured by real estate
CRE owner-occupied	4,952	—	—	—	4,952	4,952
SBA secured by real estate	589	—	—	—	589	589
Total business loans secured by real estate	5,541	—	—	—	5,541	5,541
Commercial loans
Commercial and industrial	1,462	—	336	—	1,798	1,797
Franchise non-real estate secured	—	—	12,079	—	12,079	12,079
SBA non-real estate secured	653	—	—	—	653	653
Total commercial loans	2,115	—	12,415	—	14,530	14,529
Retail loans
Single family residential	10	—	—	—	10	10
Total retail loans	10	—	—	—	10	10
Total nonaccrual loans	$18,858	$1,455	$12,415	$—	$31,273	$23,657
______________________________
(1) The ACL for nonaccrual loans is determined based on a discounted cash flow methodology unless the loan is considered collateral dependent; otherwise, the ACL for collateral dependent nonaccrual loans is determined based on the estimated fair value of the underlying collateral.

Residential Real Estate Loans In Process of Foreclosure

The Company had no consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of December 31, 2022 and 2021.

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

The following tables summarize collateral dependent loans by collateral type as of the dates indicated:

	December 31, 2022
(Dollars in thousands)	Office Properties	Industrial Properties	Retail Properties	Land Properties	Hotel Properties	Multifamily Properties	Other CRE Properties	Business Assets	Total
Investor loan secured by real estate
CRE non-owner-occupied	$—	$—	$463	$—	$—	$—	$3,966	$—	$4,429
Multifamily	—	—	—	—	—	8,780	—	—	8,780
SBA secured by real estate	—	—	—	—	533	—	—	—	533
Total investor loans secured by real estate	—	—	463	—	533	8,780	3,966	—	13,742
Business loans secured by real estate
CRE owner-occupied	4,417	—	—	4,813	—	—	2,245	—	11,475
SBA secured by real estate	104	1,087	—	—	—	—	—	—	1,191
Total business loans secured by real estate	4,521	1,087	—	4,813	—	—	2,245	—	12,666
Commercial loans
Commercial and industrial	—	—	—	238	—	—	490	3,180	3,908
SBA non-real estate secured	—	—	—	—	—	—	—	589	589
Total commercial loans	—	—	—	238	—	—	490	3,769	4,497
Total collateral dependent loans	$4,521	$1,087	$463	$5,051	$533	$8,780	$6,701	$3,769	$30,905

	December 31, 2021
(Dollars in thousands)	Office Properties	Industrial Properties	Retail Properties	Land Properties	Hotel Properties	Residential Properties	Business Assets	Total
Investor loan secured by real estate
CRE non-owner-occupied	$—	$—	$513	$—	$9,742	$—	$—	$10,255
SBA secured by real estate	—	—	—	—	937	—	—	937
Total investor loans secured by real estate	—	—	513	—	10,679	—	—	11,192
Business loans secured by real estate
CRE owner-occupied	—	—	—	4,952	—	—	—	4,952
SBA secured by real estate	148	441	—	—	—	—	—	589
Total business loans secured by real estate	148	441	—	4,952	—	—	—	5,541
Commercial loans
Commercial and industrial	—	—	—	245	—	—	1,217	1,462
SBA non-real estate secured	—	—	—	—	—	—	653	653
Total commercial loans	—	—	—	245	—	—	1,870	2,115
Retail loans
Single family residential	—	—	—	—	—	10	—	10
Total retail loans	—	—	—	—	—	10	—	10
Total collateral dependent loans	$148	$441	$513	$5,197	$10,679	$10	$1,870	$18,858

Note 5 – Allowance for Credit Losses

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

The discounted cash flow model is applied on an instrument-by-instrument basis, and for loans with similar risk characteristics, to derive estimates for the lifetime ACL for each loan. The discounted cash flow methodology relies on several significant components essential to the development of estimates for future cash flows on loans and unfunded loan commitments. These components consist of: (i) the estimated PD, (ii) the estimated LGD, which represents the estimated severity of the loss when a loan is in default, (iii) estimates for prepayment activity on loans, and (iv) the estimated exposure to the Company at default (“EAD”). These components are heavily influenced by changes in economic forecasts employed in the model over a reasonable and supportable period. The Company’s ACL methodology for unfunded loan commitments also includes assumptions concerning the probability an unfunded commitment will be drawn upon by the borrower. These assumptions are based on the Company’s historical experience.

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

The PD for business loans secured by real estate and commercial loans is based on an internally developed PD rating scale that assigns PDs based on the Company’s internal credit risk grades for loans. This internally developed PD rating scale is based on a combination of the Company’s own historical data and observed historical data from the Company’s peers, which consist of banks that management believes align with our business profile. As credit risk grades change for these loans, the PD assigned to them also changes. As with investor loans secured by real estate, the PD for business loans secured by real estate and commercial loans is also impacted by current and expected economic conditions.

The Company considers loans to be in default when they are 90 days or more past due and still accruing or placed on nonaccrual status.

Loss Given Default

LGDs for commercial real estate loans are derived from a third party, using proxy loan information, and are based on loan and property level characteristics for loans in the Company’s loan portfolio, such as: loan-to-value ratios (“LTV”), estimated time to resolution, property size, and current and estimated future market price changes for underlying collateral. The LGD is highly dependent upon LTV ratios, and incorporates estimates for the expense associated with managing the loan through to resolution. LGDs also incorporate an estimate for the loss severity associated with loans where the borrower fails to meet their debt obligation at maturity, such as through a balloon payment or the refinancing of the loan through another lender. External factors that have an impact on LGDs include: changes in the index for CRE pricing, GDP growth rate, unemployment rates, and the Consumer Price Index. LGDs are applied to each loan in the commercial real estate portfolio, and in conjunction with the PD, produce estimates for net cash flows not expected to be collected over the estimated term of the loan.

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

Economic Forecasts

In order to develop reasonable and supportable forecasts of future conditions, the Company estimates how those forecasts are expected to impact a borrower’s ability to satisfy their obligation to the Bank and the ultimate collectability of future cash flows over the life of a loan. The Company uses macroeconomic scenarios from an independent third party. These scenarios are based on past events, current conditions, and the likelihood of future events occurring. These scenarios typically are comprised of: a base-case scenario, an upside scenario, representing slightly better economic conditions than currently experienced and, a downside scenario, representing recessionary conditions. Management periodically evaluates appropriateness of economic scenarios and may decide that a particular economic scenario or a combination of probability-weighted economic scenarios should be used in the Company’s ACL model. The economic scenarios chosen for the model, the extent to which more than one scenario is used, and the weights that are assigned to them, are based on the likelihood that the economy would perform better than each scenario, which is based in part on analysis performed by an independent third party. Economic scenarios chosen, as well as the assumptions within those scenarios, and whether to use a probability-weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events. The Company’s ACL model at December 31, 2022 includes assumptions concerning the rising interest rate environment, ongoing inflationary pressures throughout the U.S. economy, higher energy prices, the potential impact of the ongoing war between Russia and Ukraine, general uncertainty concerning future economic conditions, and the potential for recessionary conditions.

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

It is important to note that the Company’s ACL model relies on multiple economic variables, which are used in several economic scenarios. Although no one economic variable can fully demonstrate the sensitivity of the ACL calculation to changes in the economic variables used in the model, the Company has identified certain economic variables that have significant influence in the Company’s model for determining the ACL. These key economic variables include changes in the U.S. unemployment rate, U.S. real GDP growth, CRE prices, and interest rates.

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

As of December 31, 2022, qualitative adjustments primarily relate to certain segments of the loan portfolio deemed by management to be of a higher-risk profile or other factors where management believes the quantitative component of the Company’s ACL model may not be fully reflective of levels deemed adequate in the judgement of management. Certain qualitative adjustments also relate to heightened uncertainty as to future macroeconomic conditions and the related impact on certain loan segments. Management reviews the need for an appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.

The following tables provide the allocation of the ACL for loans held for investment as well as the activity in the ACL attributed to various segments in the loan portfolio as of, and for the periods indicated:

	For the Year Ended December 31, 2022
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner-occupied	$37,380	$(4,760)	$—	$1,072	$33,692
Multifamily	55,209	—	—	1,125	56,334
Construction and land	5,211	—	—	1,903	7,114
SBA secured by real estate	3,201	(70)	—	(539)	2,592
Business loans secured by real estate
CRE owner-occupied	29,575	—	56	2,709	32,340
Franchise real estate secured	7,985	—	—	(966)	7,019
SBA secured by real estate	4,866	—	—	(518)	4,348
Commercial loans
Commercial and industrial	38,136	(8,387)	2,904	2,516	35,169
Franchise non-real estate secured	15,084	(448)	—	1,393	16,029
SBA non-real estate secured	565	(50)	51	(125)	441
Retail loans
Single family residential	255	—	148	(51)	352
Consumer loans	285	(4)	—	(60)	221
Totals	$197,752	$(13,719)	$3,159	$8,459	$195,651

	For the Year Ended December 31, 2021
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner-occupied	$49,176	$(154)	$78	$(11,720)	$37,380
Multifamily	62,534	—	—	(7,325)	55,209
Construction and land	12,435	—	—	(7,224)	5,211
SBA secured by real estate	5,159	(424)	3	(1,537)	3,201
Business loans secured by real estate
CRE owner-occupied	50,517	—	56	(20,998)	29,575
Franchise real estate secured	11,451	—	—	(3,466)	7,985
SBA secured by real estate	6,567	(98)	130	(1,733)	4,866
Commercial loans
Commercial and industrial	46,964	(5,384)	4,720	(8,164)	38,136
Franchise non-real estate secured	20,525	(2,554)	405	(3,292)	15,084
SBA non-real estate secured	995	—	21	(451)	565
Retail loans
Single family residential	1,204	—	3	(952)	255
Consumer loans	491	(2)	3	(207)	285
Totals	$268,018	$(8,616)	$5,419	$(67,069)	$197,752

	For the Year Ended December 31, 2020
	Beginning ACL Balance (1)	Adoption of ASC 326	Initial ACL Recorded for PCD Loans	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner-occupied	$1,899	$8,423	$3,025	$(839)	$44	$36,624	$49,176
Multifamily	729	9,174	8,710	—	—	43,921	62,534
Construction and land	4,484	(124)	2,051	(539)	—	6,563	12,435
SBA secured by real estate	1,915	(1,401)	—	(705)	34	5,316	5,159
Business loans secured by real estate
CRE owner-occupied	2,781	20,166	3,766	(1,739)	59	25,484	50,517
Franchise real estate secured	592	5,199	—	(932)	—	6,592	11,451
SBA secured by real estate	2,119	2,207	235	(338)	147	2,197	6,567
Commercial loans
Commercial and industrial	13,857	87	2,325	(6,891)	1,818	35,768	46,964
Franchise non-real estate secured	5,816	9,214	—	(6,731)	866	11,360	20,525
SBA non-real estate secured	445	218	924	(899)	14	293	995
Retail loans
Single family residential	655	541	206	(106)	2	(94)	1,204
Consumer loans	406	1,982	—	(139)	4	(1,762)	491
Totals	$35,698	$55,686	$21,242	$(19,858)	$2,988	$172,262	$268,018
______________________________
(1) Beginning ACL balance represents the allowance for loan and leases losses (“ALLL”) accounted for under ASC 450 and ASC 310 prior to the adoption of ASC 326, and is reflective of probable incurred losses as of the balance sheet date.

The decrease in the ACL for loans held for investment during the year ended December 31, 2022 of $2.1 million is reflective of $10.6 million in net charge-offs, partially offset by $8.5 million in provision for credit losses. The provision for credit losses during the year ended December 31, 2022 was largely impacted by changes to the overall size, composition, and asset quality trends of the loan portfolio. Charge-offs during the year ended December 31, 2022 were largely attributed to one C&I lending relationship and two CRE non-owner-occupied lending relationships.

The decrease in the ACL for loans held for investment during the year ended December 31, 2021 of $70.3 million was reflective of a $67.1 million provision recapture and net charge-offs of $3.2 million. The provision recapture for the year ended December 31, 2021 was reflective of improved economic forecasts used in the Company’s ACL model, including a more favorable outlook for real estate prices and commercial vacancy rates. A favorable credit quality profile of the loan portfolio also contributed to the provision recapture and was partially offset by increases in loans held for investment during 2021.

Allowance for Credit Losses for Off-Balance Sheet Commitments

The Company maintains an ACL for off-balance sheet commitments related to unfunded loans and lines of credit, which is included in other liabilities of the consolidated statements of financial position. The allowance for off-balance sheet commitments was $23.6 million and $27.3 million at December 31, 2022 and 2021, respectively. The decline in the allowance for off-balance sheet commitments in 2022 is attributed to a provision recapture for off-balance sheet commitments of $3.6 million, which was related primarily to changes in the mix of unfunded commitments between various loan segments, as well as qualitative adjustments during 2022.

The ACL for off-balance sheet commitments was $27.3 million and $31.1 million at December 31, 2021 and 2020, respectively. The decline in the allowance for off-balance sheet commitments in 2021 was attributed to a provision recapture of $3.8 million, which was related primarily to improving economic conditions and forecasts reflected in the Company’s ACL model, partially offset by increases in unfunded loan commitments during 2021.

The following table summarizes the activities in the ACL for off-balance sheet commitments for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Beginning ACL balance (1)	$27,290	$31,118	$3,279
Impact of ASC 326 adoption	—	—	8,285
Provision for credit losses on off-balance sheet commitments	(3,649)	(3,828)	19,554
Ending ACL balance	$23,641	$27,290	$31,118
______________________________
(1) Beginning ACL balance for 2020 represents the ALLL accounted for under ASC 450 and ASC 310 prior to the adoption of ASC 326, and is reflective of probable incurred losses as of the balance sheet date.

Note 6 – Premises and Equipment

The Company’s premises and equipment consisted of the following at December 31:

(Dollars in thousands)	2022	2021
Land	$16,090	$16,090
Premises	19,785	19,773
Leasehold improvements	41,594	39,776
Furniture, fixtures, and equipment	51,103	49,733
Automobiles	143	143
Software	1,587	1,512
Total	130,302	127,027
Less: accumulated depreciation	65,759	55,119
Premises and equipment, net	$64,543	$71,908

Depreciation expense for premises and equipment was $14.8 million for 2022, $16.0 million for 2021, and $13.3 million for 2020.

Note 7 – Goodwill and Other Intangible Assets

The Company had goodwill of $901.3 million at December 31, 2022 and 2021. During 2021, the Company recorded adjustments associated with the acquisition of Opus resulting in an increase to goodwill in the amount of $2.7 million, within the one-year measurement period subsequent to the acquisition date of June 1, 2020. These adjustments largely related to the finalization of the short-year Opus tax returns. During the second quarter of 2021, the Company finalized its fair value analysis of the acquired assets and liabilities associated with the Opus acquisition.

The following table presents changes in the carrying value of goodwill for the years ended December 31:

(Dollars in thousands)	2022	2021
Balance, beginning of year	$901,312	$898,569
Purchase accounting adjustments	—	2,743
Balance, end of year	$901,312	$901,312
Accumulated impairment losses at end of year	$—	$—

The Company’s policy is to assess goodwill for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe the value of goodwill may be impaired. The Company performed a qualitative assessment of goodwill in accordance with ASC 350-20, Intangibles - Goodwill and Other - Goodwill during the fourth quarter of 2022, and determined goodwill was not impaired.

Other intangible assets with definite lives were $55.6 million at December 31, 2022, consisting of $53.2 million in core deposit intangibles and $2.4 million in customer relationship intangibles. At December 31, 2021, the Company had other intangible assets of $69.6 million, consisting of $66.9 million in core deposit intangibles and $2.7 million in customer relationship intangibles. The following table summarizes the changes in the balances of core deposit and customer relationship intangible assets, and the related accumulated amortization for the years ended December 31:

(Dollars in thousands)	2022	2021	2020
Gross balance of intangible assets:
Balance, beginning of year	$145,212	$145,212	$125,945
Additions due to acquisitions	—	—	19,267
Balance, end of year	145,212	145,212	145,212
Accumulated amortization:
Balance, beginning of year	(75,641)	(59,705)	(42,633)
Amortization	(13,983)	(15,936)	(17,072)
Balance, end of year	(89,624)	(75,641)	(59,705)
Net intangible assets, end of year	$55,588	$69,571	$85,507

The Company amortizes core deposit intangibles and customer relationship intangibles based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of customer relationship intangibles. The amortization periods typically range from six to eleven years. The estimated aggregate amortization expense related to our core deposit and customer relationship intangible assets for each of the next five years succeeding December 31, 2022, in order from the present, is $12.3 million, $11.1 million, $10.0 million, $8.9 million, and $7.2 million. The Company’s core deposit and customer relationship intangibles are evaluated annually for impairment or more frequently if events and circumstances lead management to believe their value may not be recoverable. Factors that may ultimately attribute to impairment include customer attrition and run-off. As of December 31, 2022, the Company is unaware of any events and/or circumstances that would indicate a possible impairment in the values of core deposit intangible assets and customer relationship intangible assets.

Note 8 – Bank Owned Life Insurance

At December 31, 2022 and 2021, the Company had investments in BOLI of $460.0 million and $449.4 million, respectively. The Company recorded noninterest income associated with the BOLI policies of $13.2 million, $11.3 million, and $7.2 million for the years ending December 31, 2022, 2021, and 2020, respectively.

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

Note 9 – Investments in Qualified Affordable Housing Partnerships

The Company invests in certain affordable housing projects in the form of ownership interests in limited partnerships or limited liability companies that qualify for CRA credit and generate low-income housing tax credits (“LIHTC”) and other tax benefits for the Company.

The Company records its investments in qualified affordable housing partnerships using either the proportional amortization method, if certain criteria are met, or the cost method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits that are allocated to the Company over the period of the investment. The net benefits of these investments, which are comprised of tax credits and operating loss tax benefits, net of investment amortization, are recognized in the income statement as a component of income tax expense. At December 31, 2022 and 2021 the carrying value of these investments was $71.9 million and $84.0 million, respectively. For certain of the Company’s investments in qualified affordable housing partnerships that do not qualify for the application of the proportional amortization method, the Company applies the cost method. Under the cost method, the Company amortizes the initial cost of the investment as noninterest expense equally over the expected time period in which tax credits and other tax benefits will be received. Tax credits and other tax benefits on these investments are recognized as a component of income tax expense. At December 31, 2022 and 2021 the carrying value of these investments was $1.0 million and $2.0 million, respectively.

The Company’s net investment in qualified affordable housing projects that generate LIHTC and other tax benefits at December 31, 2022 and 2021 was $72.9 million and $86.0 million, respectively, and is recorded in other assets in the consolidated statement of financial condition. The total unfunded commitments related to the investments in qualified affordable housing partnerships totaled $15.4 million and $17.2 million at December 31, 2022 and 2021, respectively, and were recorded in accrued expenses and other liabilities.

As of December 31, 2022, the Company’s unfunded affordable housing partnerships commitments were estimated to be paid as follows:

(Dollars in thousands)	Amount
Year Ending December 31,
2023	$8,408
2024	3,360
2025	308
2026	617
2027	280
Thereafter	2,455
Total unfunded commitments	$15,428

The following table presents tax credits and other tax benefits generated by operating losses from qualified affordable housing projects as well as amortization expense associated with these investments for the years ended December 31, 2022, 2021, and 2020.

(Dollars in thousands)	2022	2021	2020
Tax credit and other tax benefits recognized	$15,091	$15,037	$11,435
Amortization of investments	$13,070	$13,660	$9,674

There were no impairment losses related to LIHTC investments for the years ended December 31, 2022, 2021, and 2020.

Note 10 – Variable Interest Entities

The Company is involved with VIEs through its loan securitization activities, affordable housing investments that qualify for the low-income housing tax credit, and trust subsidiaries, which issued trust preferred securities. The Company has determined that its interests in these entities meet the definition of variable interests.

As of December 31, 2022 and December 31, 2021, the Company determined it was not the primary beneficiary of the VIEs and did not consolidate its interests in VIEs. The following table provides a summary of the carrying amount of assets and liabilities in the Company’s consolidated statements of financial condition and maximum exposure to loss as of December 31, 2022 and December 31, 2021 that relate to variable interests in non-consolidated VIEs.

	December 31, 2022			December 31, 2021
(Dollars in thousands)	Maximum Loss	Assets	Liabilities	Maximum Loss	Assets	Liabilities
Multifamily loan securitization:
Investment securities (1)	$56,784	$56,784	$—	$81,103	$81,103	$—
Reimbursement obligation (2)	50,901	—	334	50,901	—	338
Affordable housing partnership:
Other investments (3)	60,531	75,959	—	68,765	85,994	—
Unfunded equity commitments (2)	—	—	15,428	—	—	17,229
Total	$168,216	$132,743	$15,762	$200,769	$167,097	$17,567
______________________________
(1) Included in AFS investment securities on the consolidated statement of financial condition.
(2) Included in accrued expenses and other liabilities on the consolidated statement of financial condition.
(3) Included in other assets on the consolidated statement of financial condition.

Multifamily loan securitization

With respect to the securitization transaction with Freddie Mac discussed in Note 4 – Loans Held for Investment, the Company’s variable interests reside with the underlying Freddie Mac-issued guaranteed, structured pass-through certificates that were held as AFS investment securities at fair value as of December 31, 2022. Additionally, the Company has variable interests through a reimbursement agreement executed by Freddie Mac that obligates the Company to reimburse Freddie Mac for any defaulted contractual principal and interest payments identified after the ultimate resolution of the defaulted loans. Such reimbursement obligations are not to exceed 10% of the original principal amount of the loans comprising the securitization pool.

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

We believe that our maximum exposure to loss as a result of our involvement with the VIE associated with the securitization is the carrying value of the investment securities issued by Freddie Mac and purchased by the Company. Additionally, our maximum exposure to loss under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $50.9 million. Based upon our analysis of quantitative and qualitative data over the underlying loans included in the securitization pool, as of December 31, 2022 and December 31, 2021, our reserve for estimated losses with respect to the reimbursement obligation was $334,000 and $338,000, respectively.

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

The Company’s maximum exposure to loss, exclusive of any potential realization of tax credits, is equal to the commitments invested, adjusted for amortization. The amount of unfunded commitments was included in the investments recognized as assets with a corresponding liability. The table above summarizes the amount of tax credit investments held as assets, the amount of unfunded commitments held as liabilities, and the maximum exposure to loss as of December 31, 2022 and December 31, 2021, respectively.

Trust preferred securities

During 2021, the Company accounted for its investments in its wholly owned special purpose entities, Heritage Oaks Capital Trust II and Santa Lucia Bancorp (CA) Capital Trust, acquired through bank acquisitions, under the equity method whereby the subsidiary’s net earnings are recognized in the Company’s consolidated statements of income and the investment in these entities is included in other assets in the Company’s consolidated statements of financial condition. The Corporation was not allowed to consolidate the capital trusts as they have been formed for the sole purpose of issuing trust preferred securities, from which the proceeds were invested in the Company’s junior subordinated debt securities and reflected in our consolidated statements of financial condition as subordinated debentures with the corresponding interest distributions reflected as interest expense in the consolidated statements of income. The capital securities were subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debt, and qualified as Tier 2 capital. In July 2021, the Company redeemed $5.2 million junior subordinated debt securities associated with Heritage Oaks Capital Trust II and $5.2 million junior subordinated debt securities associated with Santa Lucia Bancorp (CA) Capital Trust. Subsequent to the redemptions, Heritage Oaks Capital Trust II and Santa Lucia Bancorp (CA) Capital Trust were dissolved. See Note 13 – Subordinated Debentures for additional information.

Note 11 – Deposit Accounts

Deposit accounts and the end-of-period weighted average interest rates paid consisted of the following at December 31:

	2022			2021
(Dollars in thousands)	Amount	% of Total Deposits	Weighted Average Interest Rate	Amount	% of Total Deposits	Weighted Average Interest Rate
Noninterest-bearing checking	$6,306,825	36.4%	—%	$6,757,259	39.4%	—%
Interest-bearing checking	3,119,850	18.0%	0.63%	3,493,331	20.4%	0.02%
Money market	4,946,019	28.5%	0.85%	5,387,168	31.5%	0.07%
Savings	476,588	2.7%	0.49%	419,558	2.5%	0.02%
Total transaction accounts	14,849,282	85.6%	0.43%	16,057,316	93.8%	0.03%

Time deposit accounts
$250,000 or less	525,299	3.00%	1.35%	565,272	3.3%	0.29%
Greater than $250,000	1,977,820	11.4%	3.37%	493,001	2.9%	0.19%
Total time deposit accounts	2,503,119	14.4%	2.95%	1,058,273	6.2%	0.24%
Total deposits	$17,352,401	100.0%	0.79%	$17,115,589	100.0%	0.04%

The aggregate annual maturities of certificates of deposit accounts at December 31, 2022 are as follows:

	2022
(Dollars in thousands)	Amount	Weighted Average Interest Rate
Within 3 months	$488,062	2.13%
4 to 6 months	529,373	2.62%
7 to 12 months	876,046	3.45%
13 to 24 months	519,884	3.55%
25 to 36 months	6,912	0.61%
37 to 60 months	7,262	0.27%
Over 60 months	75,580	1.04%
Total	$2,503,119	2.95%

Interest expense on deposit accounts for the years ended December 31 is summarized as follows:

(Dollars in thousands)	2022	2021	2020
Checking accounts	$6,351	$1,270	$3,295
Money market accounts	12,735	6,824	19,903
Savings	391	251	393
Certificates of deposit accounts	20,616	3,472	10,745
Total	$40,093	$11,817	$34,336

Accrued interest on deposits, which is included in accrued expenses and other liabilities, was $12.2 million at December 31, 2022 and $86,000 at December 31, 2021.

Note 12 – Federal Home Loan Bank Advances and Other Borrowings

As of December 31, 2022, the Company has a line of credit with the FHLB that provides for advances totaling up to 40% of the Company’s assets, equating to a credit line of $8.65 billion, of which $4.75 billion was remaining available for borrowing based on collateral pledged by qualifying real estate loans with an aggregate carrying value of $8.35 billion.

At December 31, 2022, the Company had $1.00 billion in term FHLB advances, compared to $550.0 million in overnight advances at December 31, 2021. The term advances have a weighted average interest rate of 3.19%.

The following table summarizes activities in FHLB advances for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Average balance outstanding	$574,238	$24,886
Weighted average rate	2.29%	0.39%
Maximum amount outstanding at any month-end during the year	$1,000,000	$550,000
Balance outstanding at end of year	$1,000,000	$550,000
Weighted average interest rate at year-end	3.19%	0.20%

At December 31, 2022, the Bank had unsecured lines of credit with seven correspondent banks for a total amount of $330.0 million and access through the Federal Reserve discount window to borrow $170,000 secured by investment securities. At December 31, 2022 and 2021, the Company had no outstanding balances against these lines.

The Company maintains additional sources of liquidity at the Corporation level. The Corporation maintains a line of credit with U.S. Bank with availability of $25.0 million that will expire on September 26, 2023. At December 31, 2022, the Corporation had no outstanding balances against this line. At December 31, 2021, the Corporation had $8.0 million outstanding balances.

The following table summarizes activities in other borrowings for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Average balance outstanding	$82	$61
Weighted average rate	1.26%	0.34%
Maximum amount outstanding at any month-end during the year	$—	$8,000
Balance outstanding at end of year	$—	$8,000
Weighted average interest rate at year-end	—%	2.15%

Note 13 – Subordinated Debentures

As of December 31, 2022, the Company had three subordinated notes with an aggregate carrying value of $331.2 million and a weighted interest rate of 5.32%, compared to $330.6 million with a weighted interest rate of 5.33% at December 31, 2021. The increase of $637,000 was primarily due to amortization of debt issuance costs.

In August 2014, the Corporation issued $60.0 million in aggregate principal amount of 5.75% Subordinated Notes Due 2024 (the “Notes I”) in a private placement transaction to institutional accredited investors (the “Private Placement”). The Notes I bear interest at an annual fixed rate of 5.75%, with the first interest payment on the Notes I made on March 3, 2015, and interest payable semiannually each March 3 and September 3 through September 3, 2024. At December 31, 2022, the carrying value of the Notes I was $59.8 million, net of unamortized debt issuance costs of $209,000. The Notes I can only be redeemed, in whole or in part, prior to the maturity date if the notes do not constitute Tier 2 Capital (for purposes of capital adequacy guidelines of the Board of Governors of the Federal Reserve). Principal and interest are due upon early redemption. As of December 31, 2022, 20% of the Notes I qualify as Tier 2 Capital as the remaining maturity is less than two years pursuant to regulatory capital rule.

In May 2019, the Corporation issued $125.0 million in aggregate principal amount of 4.875% Fixed-to-Floating Rate Subordinated Notes due May 15, 2029 (the “Notes II”), at a public offering price equal to 100% of the aggregate principal amount of the Notes II. The Corporation may redeem the Notes II on or after May 15, 2024. From and including the issue date, but excluding May 15, 2024, the Notes II will bear interest at an initial fixed rate of 4.875% per annum, payable semi-annually. From and including May 15, 2024, but excluding the maturity date or the date of earlier redemption, the Notes II will bear interest at a floating rate equal to the then-current three-month LIBOR plus a spread of 2.50% per annum, payable quarterly in arrears. Principal and interest are due upon early redemption at any time, including prior to May 15, 2024 at our option, in whole but not in part, under the occurrence of special events defined within the trust indenture. At December 31, 2022, the Notes II qualify as Tier 2 Capital. At December 31, 2022, the carrying value of the Notes II was $123.4 million, net of unamortized debt issuance cost of $1.6 million.

In June 2020, the Corporation issued $150.0 million aggregate principal amount of its 5.375% fixed-to-floating rate subordinated notes due 2030 (the “Notes III”) at a public offering price equal to 100% of the aggregate principal amount of the Notes III. The Corporation may redeem the Notes III on or after June 14, 2025. Interest on the Notes III accrue at a rate equal to 5.375% per annum from and including June 15, 2020 to, but excluding, June 15, 2025, payable semiannually in arrears. From and including June 15, 2025 to, but excluding, June 15, 2030 or the earlier redemption date, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR, plus a spread of 517 basis points, payable quarterly in arrears. Principal and interest are due upon early redemption at any time, including prior to June 15, 2025 at our option, in whole but not in part, under the occurrence of special events defined within the trust indenture. At December 31, 2022, the Notes III qualified as Tier 2 capital. At December 31, 2022, the carrying value of the Notes III was $148.0 million, net of unamortized debt issuance cost of $2.0 million.

On April 15, 2021, the Company redeemed the subordinated notes totaling $25.0 million that the Company assumed as part of the acquisition of Plaza Bancorp, Inc. in 2017. Prior to redemption, such subordinated notes carried a fixed interest rate of 7.125% and were scheduled to mature on June 26, 2025. These subordinated notes were called at 103% of the principal amount of the notes, plus accrued and unpaid interest, for an aggregate amount of $25.8 million. The Company recorded a loss on early debt extinguishment of $647,000 after considering a $103,000 fair value mark related to purchase accounting adjustments in 2021.

On July 1, 2021, the Company redeemed $135.0 million subordinated notes acquired from Opus and $5.2 million junior subordinated debt associated with Heritage Oaks Capital Trust II. Prior to redemption, the subordinated notes and junior subordinated debt securities carried an interest rate of 5.50% and 1.92%, respectively. On July 7, 2021, the Company redeemed $5.2 million junior subordinated debt associated with Santa Lucia Bancorp (CA) Capital Trust. Prior to redemption, the junior subordinated debt securities carried an interest rate of 1.66%. The subordinated notes and junior subordinated debt were redeemed at par, plus accrued and unpaid interest, for an aggregate amount of $149.2 million. The Company recorded a net gain on early debt extinguishment of $970,000 related to purchase accounting adjustments in 2021. Subsequent to the redemptions of these junior subordinated debt securities, the Company’s unconsolidated Delaware statutory trust subsidiaries, Heritage Oaks Capital Trust II and Santa Lucia Bancorp (CA) Capital Trust, that were used as business trusts for the purpose of issuing trust preferred securities to third party investors were dissolved.

In connection with the various issuances of subordinated notes, the Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade ratings of BBB+ and BBB for the Corporation’s senior unsecured debt and subordinated debt, respectively, and a deposit and senior unsecured debt rating of A- and subordinated debt rating of BBB+ for the Bank. The Corporation’s and Bank’s ratings were reaffirmed in June 2022 by KBRA.

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

The following table summarizes our outstanding subordinated debentures as of December 31:

				2022	2021
(Dollars in thousands)	Stated Maturity	Current Interest Rate	Current Principal Balance	Carrying Value
Subordinated notes
Subordinated notes due 2024, 5.75% per annum	September 3, 2024	5.75%	$60,000	$59,791	$59,671
Subordinated notes due 2029, 4.875% per annum until May 15, 2024, 3-month LIBOR +4.9% thereafter	May 15, 2029	4.875%	125,000	123,386	123,132
Subordinated notes due 2030, 5.375% per annum until June 15, 2025, 3-month SOFR +5.17% thereafter	June 15, 2030	5.375%	150,000	148,027	147,764
Total subordinated debentures			$335,000	$331,204	$330,567

The following table summarizes activities for our subordinated debentures for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Average balance outstanding	$330,885	$410,067
Weighted average rate	5.51%	5.47%
Maximum amount outstanding at any month-end during the year	$331,204	$501,647
Balance outstanding at end of year	$331,204	$330,567
Weighted average interest rate at year-end	5.32%	5.33%

Note 14 – Income Taxes

The following presents the components of income tax expense for the years ended December 31:

(Dollars in thousands)	2022	2021	2020
Current income tax provision:
Federal	$61,962	$59,333	$32,129
State	32,754	32,794	22,743
Total current income tax provision	94,716	92,127	54,872
Deferred income tax provision (benefit):
Federal	3,705	18,753	(26,554)
State	2,194	10,054	(16,068)
Total deferred income tax provision (benefit)	5,899	28,807	(42,622)
Total income tax provision	$100,615	$120,934	$12,250

A reconciliation from statutory federal income taxes, which are based on a statutory rate of 21% for 2022, 2021, and 2020, to the Company’s total effective income tax provisions for the years ended December 31 is as follows:

(Dollars in thousands)	2022	2021	2020
Statutory federal income tax provision	$80,715	$96,773	$15,246
State taxes, net of federal income tax effect	27,986	34,001	4,757
Cash surrender life insurance	(2,238)	(1,890)	(1,163)
Tax-exempt interest	(5,215)	(6,803)	(4,073)
Non-deductible merger costs	—	—	703
LIHTC investments	(2,441)	(2,716)	(2,259)
Stock-based compensation shortfall (windfall)	(1,954)	(1,356)	407
Effect of the CARES Act	—	—	(2,636)
Section 162(m) of the Internal Revenue Code	2,956	2,015	968
Other	806	910	300
Total income tax provision	$100,615	$120,934	$12,250

Deferred tax assets (liabilities) were comprised of the following temporary differences between the financial statement carrying amounts and the tax basis of assets at December 31:

(Dollars in thousands)	2022	2021
Deferred tax assets:
Accrued expenses	$4,022	$3,681
Net operating loss	4,803	5,681
Allowance for credit losses, net of bad debt charge-offs	62,582	64,628
Deferred compensation	3,127	3,338
State taxes	6,965	6,834
Loan net discounts	15,566	21,980
Stock-based compensation	4,327	4,030
Operating lease liabilities	16,522	20,708
Unrealized loss on available-for-sale securities	105,313	3,156
Federal and state credit carryovers	157	2,242
Other	1,486	—
Total deferred tax assets	224,870	136,278
Deferred tax liabilities:
Operating lease right-of-use assets	$(14,378)	$(18,272)
Deferred FDIC gain	(64)	(69)
Core deposit intangibles	(14,017)	(17,676)
Loan origination costs	(8,567)	(7,547)
Depreciation	(4,242)	(4,897)
Other	—	(473)
Total deferred tax liabilities	(41,268)	(48,934)
Valuation allowance	—	—
Net deferred tax assets	$183,602	$87,344

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and the tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of December 31, 2022 and 2021.

As of December 31, 2022, the Company had federal and state net operating loss carryforwards of approximately $20.9 million and $5.7 million, respectively. The federal and state net operating losses will begin to expire in 2026 and 2029, respectively, unless previously utilized. In addition, the Company has tax credit carryforward of $156,000, which is scheduled to expire by 2040.

Under Section 382 of the Code, annual use of our net operating losses and tax credits may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The Company’s federal and state net operating losses and tax credits are subject to the limitation under Section 382. The Company is expected to fully utilize the federal and state net operating losses and tax credit before it expires with the application of the Section 382 annual limitation.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income and franchise tax in multiple state jurisdictions. The statute of limitations related to the consolidated Federal income tax returns is closed for all tax years up to and including 2018. The expirations of the statutes of limitations related to the various state income and franchise tax returns vary by state. The Company is currently not under examination in any taxing jurisdiction.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows:

(Dollars in thousands)	2022	2021
Balance at January 1,	$1,437	$255
Increases based on tax positions related to prior years	—	1,437
Decreases related to settlements with taxing authorities	—	(233)
Decreases related to lapse of statute of limitation	—	(22)
Balance at December 31,	$1,437	$1,437

The total amount of unrecognized tax benefits was $1.4 million at December 31, 2022 and 2021, and is primarily comprised of unrecognized tax benefits related to the Opus acquisition in 2020. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $563,000 at December 31, 2022 and 2021. The Company does not believe that the unrecognized tax benefits will change significantly within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued for $89,000 and $31,000 of such interest at December 31, 2022 and 2021, respectively. No amounts for penalties were accrued at December 31, 2022 and 2021.

Note 15 – Off-Balance Sheet Arrangements, Commitments, and Contingencies

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

The following table presents a summary of the Company’s commitments to extend credit described below as of the dates indicated:

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021
Loan commitments to extend credit	$2,443,791	$2,464,656
Standby letters of credit	45,412	43,255
Total	$2,489,203	$2,507,911

The balance at December 31, 2022 is primarily composed of $1.83 billion of undisbursed commitments for C&I loans.

The Company maintains an allowance for credit losses for off-balance sheet commitments to provide for commitments associated with undisbursed loan funds and unused lines of credit. The allowance for credit losses for off-balance sheet commitments was $23.6 million and $27.3 million at December 31, 2022 and 2021, respectively. See Note 5 – Allowance for Credit Losses for additional information.

Other Commitments

The Company has commitments to invest in qualified affordable housing partnerships that qualify for CRA credit and generate LIHTC and other tax benefits as discussed in Note 9 – Investments in Qualified Affordable Housing Partnerships. As of December 31, 2022 and 2021, LIHTC commitments totaled $15.4 million and $17.2 million, respectively.

Trust Custodial Asset Accounts

The Company’s Pacific Premier Trust division holds certain assets in custodial capacity on behalf of our trust customers, which are not included in our consolidated financial statement of condition. The total trust custodial assets under custody was approximately $17.08 billion and $18.11 billion at December 31, 2022 and 2021, respectively.

Legal Proceedings

The Company is not involved in any material pending legal proceedings, other than those occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the financial condition or results of operations of the Company.

Note 16 – Benefit Plans

401(k) Plan. The Bank maintains an Employee Savings Plan (the “401(k) Plan”) which qualifies under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute from 1% to 99% of their compensation, up to the dollar limit imposed by the IRS for tax purposes. In 2022, 2021, and 2020, the Bank matched 100% of contributions for the first three percent contributed and 50% on the next two percent contributed. Contributions made to the 401(k) Plan by the Bank amounted to $5.1 million for 2022, $4.9 million for 2021, and $4.1 million for 2020.

Heritage Oaks Bancorp, Inc. 2005 Equity Based Compensation Plan (the “2005 Plan”) and Heritage Oaks Bancorp, Inc. 2015 Equity Based Compensation Plan (the “2015 Plan”). The 2005 Plan and 2015 Plan were acquired from Heritage Oaks Bancorp, Inc. on April 1, 2017. The 2005 Plan authorized the granting of Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, and Performance Share Cash Only Awards. As of December 31, 2016, no further grants can be made from the 2005 Plan. The 2015 Plan authorized the granting of various types of share-based compensation awards to the employees and Board of Directors such as stock options, restricted stock awards, and restricted stock units. The Company's Board of Directors has determined that, effective May 23, 2022, the 2015 Plan is terminated such that no further awards can be made from the 2015 Plan.

Pacific Premier Bancorp, Inc. Amended and Restated 2022 Long-Term Incentive Plan (the “2022 Plan”). On May 23, 2022, the Corporation’s stockholders approved the Company’s Amended and Restated 2022 Long-Term Incentive Plan (the “2022 Plan”), which restates the 2012 Long-Term Incentive Plan (the “2012 Plan”) previously in place in order to increase shares available under the 2012 Plan by 2,000,000 shares to total 7,000,000 shares of the common stock of the Corporation reserved for issuance to executive officers, employees, non-employee directors, consultants, or independent contractors. The maximum aggregate number of shares of common stock with respect to one or more awards that may be granted to any one person during any one calendar year shall be 400,000 shares or 30,000 shares in the case of non-employee directors. The 2022 Plan will be in effect for a period of ten years from May 23, 2022, the date the 2022 Plan was adopted. Awards granted may include incentive stock options, non-qualified stock options, restricted stock, restricted stock units including performance-based units, and stock appreciation rights. The awards generally have vesting periods ranging from one to five years, where such vesting may occur in either equal annual installments or one lump sum at the end of the vesting term. As of May 23, 2022, the 2022 Plan will be the only active equity plan pursuant to which we can grant equity awards to incentivize our employees. As of December 31, 2022, the total number of shares available to grant was 2.9 million.

Stock Options

As of December 31, 2022, there were 4,589 options outstanding on the 2005 Plan with zero available for future awards. As of December 31, 2022, there were 149,818 options outstanding on the 2022 Plan with 2,864,547 available for future awards. As of December 31, 2022, there were 5,344 options outstanding on the 2015 Plan with zero available for future awards. Below is a summary of the stock option activity in the 2005 Plan, 2015 Plan and 2022 Plan (collectively, the “Plans”) for the year ended December 31, 2022:

	2022
(Dollars in thousands, except per share data)	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic value
Outstanding at January 1, 2022	213,077	$16.64
Granted	—	—
Exercised	(53,326)	16.36
Forfeited and expired	—	—
Outstanding at December 31, 2022	159,751	$16.74	1.94	$2,368
Vested and exercisable at December 31, 2022	159,751	$16.74	1.94	$2,368

The total intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 was $2.4 million, $2.4 million, and $1.7 million, respectively.

There was no compensation expense related to stock options for the years ended December 31, 2022 and 2021. The amount charged against compensation expense in relation to the stock options was $8,000 for 2020. At December 31, 2022, there was no unrecognized compensation expense related to the options.

Restricted Stock Awards and Restricted Stock Units

Below is a summary of the activity for restricted stock and restricted stock units in the Plans for the year ended December 31, 2022:

	2022
	Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested at the beginning of the year	1,365,778	$31.81
Granted	926,923	35.98
Vested	(576,914)	30.31
Forfeited	(109,341)	35.01
Unvested at the end of the year	1,606,446	$34.22

The total grant date fair value of awards was $31.0 million for 2022 awards. At December 31, 2022, unrecognized compensation expense related to restricted stock award and restricted stock units is approximately $38.6 million, which is expected to be recognized over a weighted-average period of 2.73 years.

Compensation expense for the years ended December 31, 2022, 2021, and 2020 related to the above restricted stock grants amounted to $18.9 million, $13.3 million, and $10.8 million, respectively. Restricted stock awards and restricted stock units with a service condition for vesting are valued at the closing stock price on the date of grant and are expensed to stock-based compensation expense ratably under the straight-line attribution method over the requisite service period. Restricted stock units with a performance condition for vesting are valued at the closing stock price on the date of grant and the expense is estimated based on the share percentage payout expected to be achieved at vesting over a three-year performance period. The Company evaluates the probable outcome of the performance conditions quarterly and makes cumulative adjustments for current and prior periods in compensation expense in the period of change. Restricted stock units with a market condition for vesting are valued using a Monte Carlo valuation model and are expensed to stock-based compensation expense over a three-year performance period. The previously recognized compensation expense for awards with a market condition will reverse only if the requisite service is not rendered. For accounting on stock-based compensation plans, see Note 1 – Description of Business and Summary of Significant Accounting Policies for more information.

Other Plans

Salary Continuation Plan. The Bank implemented a non-qualified supplemental retirement plan in 2006 (the “Salary Continuation Plan”) for certain executive officers of the Bank. The Salary Continuation Plan is unfunded.

Deferred Compensation Plans. The Bank implemented a non-qualified supplemental retirement plan in 2006 (the “Supplemental Executive Retirement Plan” or “SERP”) for certain executive officers of the Bank. The Bank has acquired additional SERPs through the acquisitions of San Diego Trust Bank, Independence Bank, Heritage Oaks Bancorp, Inc, and Grandpoint Capital, Inc. The SERP is unfunded.

The expense incurred for the Salary Continuation Plan and SERP for each of the last three years ended December 31, 2022, 2021, and 2020 was $485,000, $503,000, and $511,000, respectively, resulting in a deferred compensation liability of $9.6 million and $10.0 million as of the years ended 2022 and 2021, respectively. In addition, with the acquisition of Plaza Bancorp, Inc., the Company acquired a deferred compensation plan that was funded and resulted in a deferred compensation liability in the amount of $1.3 million and $1.7 million as of the years ended December 31, 2022 and 2021, respectively.

With the acquisition of Opus Bank in June 2020, the Company inherited a terminated non-qualified deferred compensation plan originally funded through the purchase of bank owned life insurance plans. Final distributions under this plan were made in January 2021.

As of December 31, 2022 and 2021, the total deferred compensation liabilities recorded in other liabilities on the consolidated statements of condition for these plans were $10.9 million and $11.7 million, respectively.

Note 17 – Fair Value of Financial Instruments

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

Equity Securities With Readily Determinable Fair Values – The Company’s equity securities with readily determinable fair values consist of investments in public companies and qualify for CRA purposes. The fair value is based on the closing price on nationally recognized securities exchanges at the end of each period and classified as Level 1 of the fair value hierarchy. The Company has elected to apply the practical expedient to measure certain investments based on their NAV when such investments qualify for use of the practical expedient. These investments consist of CRA related funds. Equity investments measured at NAV are not classified in the fair value hierarchy.

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

The following fair value hierarchy tables present information about the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	December 31, 2022
	Fair Value Measurement Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets
AFS investment securities:
U.S. Treasury	$—	$47,017	$—	$47,017
Agency	—	431,438	—	431,438
Corporate	—	542,548	—	542,548
Collateralized mortgage obligation	—	764,229	—	764,229
Mortgage-backed securities	—	815,781	—	815,781
Total AFS investment securities	$—	$2,601,013	$—	$2,601,013

Equity securities (1)	$925	$—	$—	$13,526

Derivative assets:
Foreign exchange contracts	$1	$—	$—	$1
Interest rate swaps (2)	—	7,053	—	7,053
Equity warrants	—	—	1,894	1,894
Total derivative assets	$1	$7,053	$1,894	$8,948

Financial liabilities
Derivative liabilities:
Foreign exchange	$1	$—	$—	$1
Interest rate swaps	—	12,530	—	12,530
Total derivative liabilities	$1	$12,530	$—	$12,531
_______________________________________________________
(1) Includes equity securities that are measured based on the NAV (or its equivalent) practical expedient of $12.6 million at December 31, 2022 and are excluded from the fair value hierarchy.
(2) Represents amounts after the application of variation margin payments as settlements with central counterparties, where applicable. See Note 19 – Derivative Instruments for additional information.

	December 31, 2021
	Fair Value Measurement Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets
AFS investment securities:
U.S. Treasury	$—	$57,866	$—	$57,866
Agency	—	432,135	$—	432,135
Corporate	—	453,861	$—	453,861
Municipal bonds	—	1,089,913	—	1,089,913
Collateralized mortgage obligation	—	676,643	—	676,643
Mortgage-backed securities	—	1,563,446	—	1,563,446
Total AFS investment securities	$—	$4,273,864	$—	$4,273,864

Derivative assets:
Interest rate swaps	$—	$10,100	$—	$10,100
Equity warrants	—	—	1,889	1,889
Total derivative assets	$—	$10,100	$1,889	$11,989

Financial liabilities
Derivative liabilities:
Interest rate swaps	$—	$5,263	$—	$5,263

The following table is a reconciliation of the fair value of the equity warrants that are classified as Level 3 and measured on a recurring basis as of:

(Dollars in thousands)	2022	2021
Beginning Balance	$1,889	$1,914
Change in fair value (1)	5	(25)
Ending balance	$1,894	$1,889
______________________________________________________
(1) The changes in fair value are included in other income on the consolidated statement of income.

The following table presents quantitative information about Level 3 of fair value measurements for assets measured at fair value on a recurring basis at December 31, 2022 and 2021.

				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
December 31, 2022
Equity warrants	$1,894	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount	30.00% 4.32% 6.00%	35.00% 4.41% 16.00%	31.14% 4.39% 13.60%

December 31, 2021
Equity warrants	$1,889	Black-Scholes option pricing model	Volatility Risk-free interest rate Marketability discount	30.00% 0.39% 6.00%	35.00% 0.97% 16.00%	31.14% 0.52% 13.61%

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

At December 31, 2022, the Company’s individually evaluated collateral dependent loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisals available to management. The Company completed partial charge-offs on certain individually evaluated loans based on recent real estate or property appraisals and recorded the related reserves where applicable during the year ended December 31, 2022.

The following table presents our assets measured at fair value on a nonrecurring basis at December 31, 2022 and 2021.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2022
Financial assets
Collateral dependent loans	$—	$—	$3,180	$3,180

December 31, 2021
Financial assets
Collateral dependent loans	$—	$—	$937	$937

The following table presents quantitative information about Level 3 of fair value measurements for assets measured at fair value on a nonrecurring basis at December 31, 2022 and 2021.

				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
December 31, 2022
Commercial loans
Commercial and industrial	$3,180	Fair value of collateral	Collateral discount and cost to sell	6.00%	6.00%	6.00%
Total individually evaluated loans	$3,180

December 31, 2021
Investor loans secured by real estate
SBA secured by real estate (1)	$937	Fair value of collateral	Collateral discount and cost to sell	10.00%	10.00%	10.00%
Total individually evaluated loans	$937
_________________________________________________
(1) SBA loans that are collateralized by hotel/motel real property.

Fair Values of Financial Instruments

The fair value estimates presented herein are based on pertinent information available to management as of the dates indicated, representing an exit price.

	December 31, 2022
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$1,101,249	$1,101,249	$—	$—	$1,101,249
Interest-bearing time deposits with financial institutions	1,734	1,734	—	—	1,734
HTM investment securities	1,388,103	—	1,097,096	—	1,097,096
AFS investment securities	2,601,013	—	2,601,013	—	2,601,013
Equity securities (1)	13,526	925	—	—	13,526
Loans held for sale	2,643	—	2,755	—	2,755
Loans held for investment, net	14,676,298	—	—	13,846,403	13,846,403
Derivative assets (2)	8,948	1	7,053	1,894	8,948
Accrued interest receivable	73,784	—	73,784	—	73,784
Liabilities:
Deposit accounts	17,352,401	—	17,334,219	—	17,334,219
FHLB advances	1,000,000	—	982,695	—	982,695
Subordinated debentures	331,204	—	327,609	—	327,609
Derivative liabilities	12,531	1	12,530	—	12,531
Accrued interest payable	14,661	—	14,661	—	14,661
_________________________________________________________
(1) Includes equity securities that are measured at NAV per share (or its equivalent) as a practical expedient of $12.6 million at December 31, 2022 and are excluded from the fair value hierarchy.
(2) Represents amounts after the application of variation margin payments as settlements with central counterparties, where applicable. See Note 19 – Derivative Instruments for additional information.

	December 31, 2021
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$304,703	$304,703	$—	$—	$304,703
Interest-bearing time deposits with financial institutions	2,216	2,216	—	—	2,216
HTM investment securities	381,674	—	384,423	—	384,423
AFS investment securities	4,273,864	—	4,273,864	—	4,273,864
Loans held for sale	10,869	—	11,959	—	11,959
Loans held for investment, net	14,295,897	—	—	14,392,684	14,392,684
Derivative assets	11,989	—	10,100	1,889	11,989
Accrued interest receivable	65,728	65,728	—	—	65,728
Liabilities:
Deposit accounts	17,115,589	16,057,316	1,058,822	—	17,116,138
FHLB advances	550,000	—	550,093	—	550,093
Other borrowings	8,000	—	8,000	—	8,000
Subordinated debentures	330,567	—	350,359	—	350,359
Derivative liabilities	5,263	—	5,263	—	5,263
Accrued interest payable	2,366	2,366	—	—	2,366

Note 18 – Earnings Per Share

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

The following tables set forth the Company’s earnings per share calculations for the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2022	2021	2020
Basic
Net income	$283,743	$339,889	$60,351
Less: dividends and undistributed earnings allocated to participating securities	(3,405)	(3,517)	(798)
Net income allocated to common stockholders	$280,338	$336,372	$59,553

Weighted average common shares outstanding	93,718,293	93,532,109	79,209,560
Basic earnings per common share	$2.99	$3.60	$0.75

Diluted
Net income allocated to common stockholders	$280,338	$336,372	$59,553

Weighted average common shares outstanding	93,718,293	93,532,109	79,209,560
Dilutive effect of share-based compensation	373,168	480,028	287,513
Dilutive effect of stock warrants	—	—	9,201
Weighted average diluted common shares	94,091,461	94,012,137	79,506,274
Diluted earnings per common share	$2.98	$3.58	$0.75

Shares or stock options are excluded from the computations of diluted earnings per share when their inclusion have an anti-dilutive effect. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. There were no potential common shares that were anti-dilutive at December 31, 2022 and December 31, 2021. For the year ended December 31, 2020, there were 737 weighted average common shares that were anti-dilutive.

Note 19 – Derivative Instruments

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

Derivatives Designated as Hedging Instruments

Fair Value Hedges – The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. The Company entered into pay-fixed and receive-floating interest rate swaps associated with certain fixed rate loans, primarily commercial real estate loans, to manage its exposure to changes in fair value on these instruments attributable to changes in the designated USD-SOFR-COMPOUND benchmark interest rate. These interest rate swaps are designated as fair value hedges using the last-of-layer method. The Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The fair value hedges are recorded as components of other assets and other liabilities in the Company’s consolidated statements of financial condition. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income in the Company’s consolidated statements of income. At December 31, 2022 and December 31, 2021, interest rate swaps with an aggregate notional amount of $1.20 billion were designated as fair value hedges.

The following amounts were recorded on the consolidated statement of financial condition related to cumulative basis adjustment for fair value hedges as of the dates indicated:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Loans held for investment(1)	$1,138,074	$1,194,702	$(61,926)	$(5,298)
Total	$1,138,074	$1,194,702	$(61,926)	$(5,298)
______________________________
(1) These amounts were included in the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2022 and December 31, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $3.35 billion and 3.61 billion, respectively; the cumulative basis adjustments associated with these hedging relationships was $(61.9) million and $(5.3) million, respectively; and the amounts of the designated hedged items were $1.20 billion and $1.20 billion, respectively.

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

Equity Warrant Assets – The Company acquired equity warrant assets as a result of the acquisition of Opus. Opus received equity warrant assets through its lending activities, which were accounted for as loan origination fees. The warrants provide the Bank the right to purchase a specific number of equity shares of the underlying company’s equity at a certain price before expiration and contain net settlement terms qualifying as derivatives under ASC Topic 815. The Company no longer has loans associated with these borrowers. Changes in fair value are recognized as a component of noninterest income with a corresponding offset within other assets. The total fair value of the warrants held in private companies was $1.9 million in other assets as of December 31, 2022 and December 31, 2021. The two warrants expire on March 12, 2023 and July 28, 2025, respectively.

The following tables summarize the Company’s derivative instruments included in “other assets” and “other liabilities” in the consolidated statements of financial condition as of the dates indicated:

	December 31, 2022
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments designated as hedging instruments:
Fair value hedge - interest rate swap contracts	$900,000	$63,710	$300,000	$72
Total derivative designated as hedging instruments	900,000	63,710	300,000	72
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	22	1	143	1
Interest rate swap contracts	112,124	12,524	112,124	12,525
Equity warrants	—	1,894	—	—
Total derivative not designated as hedging instruments	112,146	14,419	112,267	12,526
Total derivatives	$1,012,146	$78,129	$412,267	$12,598

Netting adjustments - cleared positions (1)		69,181		67
Total derivatives in the Balance Sheet		$8,948		$12,531
______________________________
(1) Netting adjustments represents the variation margin payments that are considered legal settlements of derivative exposure and applied to net the fair value of the respective derivative contracts in accordance with the applicable accounting guidance on the settle-to-market rule for cleared derivatives.

	December 31, 2021
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments designated as hedging instruments:
Fair value hedge - interest rate swap contracts	$1,100,000	$4,874	$100,000	$33
Total derivative designated as hedging instruments	1,100,000	4,874	100,000	33
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts	132,056	5,226	132,056	5,230
Equity warrants	—	1,889	—	—
Total derivative not designated as hedging instruments	132,056	7,115	132,056	5,230
Total derivatives	$1,232,056	$11,989	$232,056	$5,263

The following table presents the effect of fair value hedge accounting on the consolidated statements of income:

		For the Year Ended December 31,
(Dollars in thousands)	Location of Gain (Loss) Recognized in Income on Derivative Instruments	2022	2021
Gain (loss) on fair value hedging relationships:
Hedged items - loans	Interest Income	$(56,628)	(5,298)
Interest rate swap contracts	Interest Income	68,322	4,383

The following table summarizes the effect of the derivative financial instruments in the consolidated statements of income.

(Dollars in thousands)		For the Year Ended December 31,
Derivative Not Designated as Hedging Instruments:	Location of Gain Recognized in Income on Derivative Instruments	2022	2021	2020
Foreign exchange contracts	Other income	$490	$82	$—
Interest rate products	Other income	4	9	297
Other contracts	Other income	—	—	197
Equity warrants	Other income	4	(24)	(42)
Total		$498	$(15)	$452

Note 20 – Balance Sheet Offsetting
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

Financial instruments that are eligible for offset in the consolidated statements of financial condition as of the periods indicated are presented in the table below:

				Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
(Dollars in thousands)	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition	Financial Instruments (2)	Cash Collateral (3)	Net Amount
December 31, 2022
Derivative assets:
Interest rate swaps	$7,053	$—	$7,053	$—	$(5,440)	$1,613
Total	$7,053	$—	$7,053	$—	$(5,440)	$1,613

Financial liabilities:
Interest rate swaps	$12,530	$—	$12,530	$—	$—	$12,530
Total	$12,530	$—	$12,530	$—	$—	$12,530

December 31, 2021
Derivative assets:
Interest rate swaps	$10,100	$—	$10,100	$—	$—	$10,100
Total	$10,100	$—	$10,100	$—	$—	$10,100

Financial liabilities:
Interest rate swaps	$5,263	$—	$5,263	$(4,377)	$(886)	$—
Total	$5,263	$—	$5,263	$(4,377)	$(886)	$—
______________________________
(1) Represents amounts after the application of variation margin payments as settlements with central counterparties, where applicable.
(2) Represents the fair value of securities pledged with counterparty bank.
(3) Represents cash collateral received from or pledged with counterparty bank. Amounts are limited to the derivative asset or liability balance and, accordingly, do not include excess collateral, if any, received or pledged.

Note 21 – Leases

The Company accounts for its leases in accordance with ASC 842, which requires the Company to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased asset. The Company’s leases primarily represent future obligations to make payments for the use of buildings or space for its operations. Liabilities to make future lease payments are recorded in accrued expenses and other liabilities, while right-of-use assets are recorded in other assets in the Company’s consolidated statements of financial condition. At December 31, 2022, all of the Company’s leases were classified as operating leases or short-term leases. Short-term leases are leases that have a term of 12 months or less at commencement.

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

The Company’s lease expense is recorded in premises and occupancy expense in the consolidated statements of income. The following table presents the components of lease expense for the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021
Operating leases	$18,541	$19,481
Short-term leases	1,735	1,616
Total lease expense	$20,276	$21,097

The following tables present supplemental information related to operating leases as of and for years ended:

	At December 31,
(Dollars in thousands)	2022	2021
Balance Sheet:
Operating lease right-of-use assets	$50,596	$64,009
Operating lease liabilities	$58,141	$72,541

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021
Cash Flows:
Operating cash flows from operating leases	$20,061	$20,519

The following tables provide information related to minimum contractual lease payments and other information associated with the Company’s leases as of December 31, 2022:

(Dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	Total
December 31, 2022
Operating leases	$19,483	$17,471	$11,763	$6,105	$3,782	$5,930	$64,534
Short-term leases	182	—	—	—	—	—	182
Total contractual base rents (1)	$19,665	$17,471	$11,763	$6,105	$3,782	$5,930	$64,716

Total liability to make lease payments							$58,141
Difference in undiscounted and discounted future lease payments							$6,393
Weighted average discount rate							5.43%
Weighted average remaining lease term (years)							4.1

(1) Contractual base rents reflect options to extend and renewals, and do not include property taxes and other operating expenses due under respective lease agreements.

The Company from time to time leases portions of space it owns to other parties. Income received from these transactions is recorded on a straight-line basis over the term of the sublease. For the years ended December 31, 2022 and 2021, rental income totaled $362,000 and $703,000, respectively.

Note 22 – Related Party Transactions

Loans to the Company’s executive officers and directors are made in the ordinary course of business, in accordance with applicable regulations and the Company’s policies and procedures. At December 31, 2022 and December 31, 2021 there were no related party loans outstanding.

At December 31, 2022, the Company had related party deposits of approximately $44.2 million, compared to $54.0 million at December 31, 2021.

Note 23 – Parent Company Financial Information

The Corporation is a California-based bank holding company organized in 1997 as a Delaware corporation and owns 100% of the capital stock of the Bank, its principal operating subsidiary. The Bank was incorporated and commenced operations in 1983. Condensed financial statements of the Corporation are as follows:

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF FINANCIAL CONDITION
(Parent company only)
	At December 31,
(Dollars in thousands)	2022	2021
Assets
Cash and cash equivalents	$17,712	$27,483
Investment in subsidiaries	3,118,313	3,194,399
Other assets	1,214	8,294
Total assets	$3,137,239	$3,230,176
Liabilities
Other borrowings	$—	$8,000
Subordinated debentures	331,204	330,567
Accrued expenses and other liabilities	7,646	5,298
Total liabilities	338,850	343,865
Total stockholders’ equity	2,798,389	2,886,311
Total liabilities and stockholders’ equity	$3,137,239	$3,230,176

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF OPERATIONS
(Parent company only)
	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Income
Dividend income from the Bank	$131,160	$121,653	$29,874
Interest income	7	9	22
Net loss on debt extinguishment	—	(2,877)	—
Total income	131,167	118,785	29,896
Expense
Interest expense	18,242	18,907	16,596
Compensation and benefits	5,198	3,845	3,205
Other noninterest expense	3,881	3,808	4,929
Total expense	27,321	26,560	24,730
Income before income tax provision	103,846	92,225	5,166
Income tax benefit	(7,793)	(8,672)	(6,734)
Income before undistributed income of subsidiary	111,639	100,897	11,900
Equity in undistributed earnings of subsidiary	172,104	238,992	48,451
Net income	$283,743	$339,889	$60,351

PACIFIC PREMIER BANCORP, INC.
SUMMARY STATEMENTS OF CASH FLOWS
(Parent company only)
	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$283,743	$339,889	$60,351
Adjustments to reconcile net income to cash used in operating activities:
Share-based compensation expense	18,925	13,264	10,859
Equity in undistributed earnings of subsidiary	(172,104)	(238,992)	(48,451)
Loss on debt extinguishment	—	2,877	—
Deferred income tax expense (benefit)	230	(429)	188
Change in accrued expenses and other liabilities, net	2,985	377	1,149
Change in accrued interest receivable and other assets, net	(2,345)	(12,840)	(8,443)
Net cash provided by operating activities	131,434	104,146	15,653
Cash flows from investing activities:
Net cash provided by investing activities	—	—	—
Cash flows from financing activities:
Net change in short-term borrowings	(8,000)	8,000	—
Redemption of subordinated debentures	—	(36,153)	—
Proceeds from issuance of subordinated debt, net	—	—	147,359
Cash dividends paid	(125,160)	(121,887)	(79,901)
Repurchase and retirement of common stock	—	(18,067)	—
Proceeds from exercise of options	873	1,001	1,652
Restricted stock surrendered and canceled	(8,918)	(6,384)	(1,653)
Net cash (used in) provided by financing activities	(141,205)	(173,490)	67,457
Net (decrease) increase in cash and cash equivalents	(9,771)	(69,344)	83,110
Cash and cash equivalents, beginning of year	27,483	96,827	13,717
Cash and cash equivalents, end of year	$17,712	27,483	$96,827

Note 24 – Subsequent Events

Quarterly Cash Dividend

On January 24, 2023, the Corporation's Board of Directors declared a $0.33 per share dividend, payable on February 10, 2023 to stockholders of record on February 3, 2023.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2022. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, our management believes that, as of December 31, 2022, our internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, issued an audit report on the Company’s internal control over financial reporting as of December 31, 2022. Deloitte & Touche LLP’s audit report appears in Item 8 of this Annual Report on Form 10-K.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2023 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2022. Such information is incorporated herein by reference.

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

Security Authorized for Issuance under Equity Compensation Plan Information

The following table provides information as of December 31, 2022, with respect to options outstanding and shares available for future option, restricted stock, and restricted stock unit awards under the Company’s active equity incentive plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders:
Pacific Premier Bancorp, Inc. Amended and Restated 2022 Stock Long-term Incentive Plan	551,294		$16.45		2,864,547
Heritage Oaks Bancorp, Inc. 2005 Equity Incentive Plan	4,589		20.92		—
Heritage Oaks Bancorp, Inc. 2015 Equity Incentive Plan	5,344		21.28		—
Equity compensation plans not approved by security holders	—		—		—
Total equity compensation plans	561,227	(1)	$16.74	(2)	2,864,547	(3)

(1) Consists of 159,751 shares issuable upon the exercise of outstanding stock options and 401,476 shares issuable in settlement of outstanding RSUs and dividend equivalent rights. Excludes 1,204,970 outstanding shares of unvested restricted stock (these do not constitute “rights” under SEC rules).
(2) The weighted-average exercise price includes all outstanding stock options but does not include restricted stock units, all of which do not have an exercise price. If restricted stock units were included in this calculation, treating such awards as having an exercise price of zero, the weighted average exercise price of outstanding options, warrants and rights would be $4.76.
(3) Consists of common stock remaining available for awards under our Amended and Restated 2022 Long-Term Incentive Plan.

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

(1)The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2022 and 2021
Consolidated Statements of Income for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statement of Other Comprehensive Income for the Years Ended December 31, 2022, 2021, and 2020
Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020
Notes to Consolidated Financial Statements

(2)All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the consolidated financial statements or related notes thereto.

(b)    The following exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc., as amended (1)
3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (1)
4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (2)
4.2	Description of Registrant’s Securities (8)
4.3	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the SEC upon request
10.1	Salary Continuation Agreement between Pacific Premier Bank and Steven R. Gardner (3)*
10.2	Form of 2012 Long-Term Incentive Plan Incentive Stock Option Award Agreement (4)*
10.3	Form of 2012 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (4)*
10.4	Form of 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (5)*
10.5	Pacific Premier Bancorp, Inc. Amended and Restated 2022 Long-Term Incentive Plan (10)*
10.6	Form of Restricted Stock Unit Agreement under the Pacific Premier Bancorp, Inc. Amended and Restated 2012 Long-Term Incentive Plan (6)*
10.7	Amended Form of 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (non-NEOs) (7)*
10.8	Amended Form of 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (NEOs) (7)*
10.9	Amended Form of 2012 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (7)*
10.10	Amended Form of 2012 Long-Term Incentive Plan Incentive Stock Option Award Agreement (7)*
10.11	Amended Form of 2012 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (7)*
10.12	Employment Agreement, effective as of August 30, 2021, by and among Pacific Premier Bancorp, Inc., Pacific Premier Bank and Steven R. Gardner (10)*
10.13	Employment Agreement, effective as of August 30, 2021, by and among Pacific Premier Bancorp, Inc., Pacific Premier Bank and Ronald J. Nicolas, Jr. (9)*
10.14	Employment Agreement, effective as of August 30, 2021, by and between Pacific Premier Bank and Edward E. Wilcox (9)*
10.15	Employment Agreement, effective as of August 30, 2021, by and between Pacific Premier Bank and Michael S. Karr (9)*
10.16	Employment Agreement, effective as of August 30, 2021, by and between Pacific Premier Bank and Thomas E. Rice (9)*
21	Subsidiaries of Pacific Premier Bancorp, Inc. (Reference is made to Item 1. Business for the required information.)
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of Crowe LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document #
101.SCH	XBRL Taxonomy Extension Schema Document #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #
101.LAB	XBRL Taxonomy Extension Label Linkbase Document #
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #
104	The cover page of Pacific Premier Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (contained in Exhibit 101)

(1)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 15, 2018.
(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Registration No. 333-20497) filed with the SEC on January 27, 1997.
(3)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 19, 2006.
(4)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on June 4, 2012.
(5)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on June 2, 2017.
(6)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on February 1, 2016.
(7)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on November 16, 2017.
(8)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on February 28, 2020.
(9)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on September 3, 2021.
(10)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 24, 2022.
*	Management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.
By:	/s/ Steven R. Gardner
Steven R. Gardner
Chairman, President, and Chief Executive Officer

DATED: February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Gardner	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	February 24, 2023
Steven R. Gardner

/s/ Ronald J. Nicolas, Jr.	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2023
Ronald J. Nicolas, Jr.

/s/ Lori Wright	Senior Executive Vice President and Deputy Chief Financial Officer (Principal Accounting Officer)	February 24, 2023
Lori Wright

/s/ Ayad A. Fargo	Director	February 24, 2023
Ayad A Fargo

/s/ Joseph L. Garrett	Director	February 24, 2023
Joseph L. Garrett

/s/ Stephanie Hsieh	Director	February 24, 2023
Stephanie Hsieh

/s/ Jeff C. Jones	Director	February 24, 2023
Jeff C. Jones

/s/ Rose McKinney-James	Director	February 24, 2023
Rose McKinney-James

/s/ M. Christian Mitchell	Director	February 24, 2023
M. Christian Mitchell

/s/ George M. Pereira	Director	February 24, 2023
George M. Pereira

/s/ Barbara S. Polsky	Director	February 24, 2023
Barbara S. Polsky

/s/ Zareh H. Sarrafian	Director	February 24, 2023
Zareh H. Sarrafian

/s/ Jaynie Miller Studenmund	Director	February 24, 2023
Jaynie Miller Studenmund

/s/ Richard C. Thomas	Director	February 24, 2023
Richard C. Thomas