Form 10-Q
period 2023-03-31
PACIFIC PREMIER BANCORP INC
filed 2023-04-28
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
The number of shares outstanding of the registrant’s common stock as of April 21, 2023 was 95,799,986.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except par value and share data)	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$132,441	$135,207
Interest-bearing deposits with financial institutions	1,292,455	966,042
Cash and cash equivalents	1,424,896	1,101,249
Interest-bearing time deposits with financial institutions	1,734	1,734
Investments securities held-to-maturity, at amortized cost, net of allowance for credit losses of $227 and $43 (fair value of $1,496,494 and $1,097,096) at March 31, 2023 and December 31, 2022, respectively	1,749,030	1,388,103
Investment securities available-for-sale, at fair value	2,112,852	2,601,013
FHLB, FRB, and other stock	105,479	119,918
Loans held for sale, at lower of cost or fair value	1,247	2,643
Loans held for investment	14,171,784	14,676,298
Allowance for credit losses	(195,388)	(195,651)
Loans held for investment, net	13,976,396	14,480,647
Accrued interest receivable	69,660	73,784
Other real estate owned	5,499	—
Premises and equipment, net	63,450	64,543
Deferred income taxes, net	177,778	183,602
Bank owned life insurance	462,732	460,010
Intangible assets	52,417	55,588
Goodwill	901,312	901,312
Other assets	257,082	253,871
Total assets	$21,361,564	$21,688,017
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$6,209,104	$6,306,825
Interest-bearing:
Checking	2,871,812	3,119,850
Money market/savings	5,128,857	5,422,607
Retail certificates of deposit	1,257,146	1,086,423
Wholesale/brokered certificates of deposit	1,740,891	1,416,696
Total interest-bearing	10,998,706	11,045,576
Total deposits	17,207,810	17,352,401
FHLB advances and other borrowings	800,000	1,000,000
Subordinated debentures	331,364	331,204
Accrued expenses and other liabilities	191,229	206,023
Total liabilities	18,530,403	18,889,628
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at March 31, 2023 and December 31, 2022; 95,714,777 shares and 95,021,760 shares issued and outstanding, respectively	937	933
Additional paid-in capital	2,361,830	2,362,663
Retained earnings	731,123	700,040
Accumulated other comprehensive loss	(262,729)	(265,247)
Total stockholders’ equity	2,831,161	2,798,389
Total liabilities and stockholders’ equity	$21,361,564	$21,688,017
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands, except share data)	2023	2022
INTEREST INCOME
Loans	$180,958	$150,604
Investment securities and other interest-earning assets	40,385	17,942
Total interest income	221,343	168,546
INTEREST EXPENSE
Deposits	40,234	1,673
FHLB advances and other borrowings	7,938	474
Subordinated debentures	4,561	4,560
Total interest expense	52,733	6,707
Net interest income before provision for credit losses	168,610	161,839
Provision for credit losses	3,016	448
Net interest income after provision for credit losses	165,594	161,391
NONINTEREST INCOME
Loan servicing income	573	419
Service charges on deposit accounts	2,629	2,615
Other service fee income	296	367
Debit card interchange fee income	803	836
Earnings on bank owned life insurance	3,374	3,221
Net gain from sales of loans	29	1,494
Net gain from sales of investment securities	138	2,134
Trust custodial account fees	11,025	11,579
Escrow and exchange fees	1,058	1,661
Other income	1,261	1,568
Total noninterest income	21,186	25,894
NONINTEREST EXPENSE
Compensation and benefits	54,293	56,981
Premises and occupancy	11,742	11,952
Data processing	7,265	5,996
Other real estate owned operations, net	108	—
FDIC insurance premiums	2,425	1,396
Legal and professional services	5,501	4,068
Marketing expense	1,838	1,809
Office expense	1,232	1,203
Loan expense	646	1,134
Deposit expense	8,436	3,751
Amortization of intangible assets	3,171	3,592
Other expense	4,695	5,766
Total noninterest expense	101,352	97,648
Net income before income taxes	85,428	89,637
Income tax expense	22,866	22,733
Net income	$62,562	$66,904
EARNINGS PER SHARE
Basic	$0.66	$0.71
Diluted	0.66	0.70
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	93,857,812	93,499,695
Diluted	94,182,522	93,946,074

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2023	2022
Net income	$62,562	$66,904
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale, net of income taxes (1)	36,400	(118,591)
Reclassification adjustment for net gain on sales of securities included in net income, net of income taxes (2)	(99)	(1,525)
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of income taxes (3)	(36,076)	(16,558)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of income taxes (4)	2,293	303
Other comprehensive income (loss), net of tax	2,518	(136,371)
Comprehensive income (loss), net of tax	$65,080	$(69,467)
______________________________
(1) Income tax expense (benefit) of the unrealized gain (loss) on securities was $14.4 million and $(47.4) million for the three months ended March 31, 2023 and March 31, 2022, respectively.
(2) Income tax expense on the reclassification adjustment for net gain on sales of securities included in net income was $39,000 and $609,000 for the three months ended March 31, 2023 and March 31, 2022, respectively.
(3) Income tax (benefit) expense on the unrealized loss on securities transferred from available-for-sale to held-to-maturity was $(14.3) million and $(6.6) million for the three months ended March 31, 2023 and March 31, 2022, respectively.
(4) Income tax expense on the amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity included in net income was $915,000 and $121,000 for the three months ended March 31, 2023 and March 31, 2022, respectively.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS MARCH 31, 2023 AND 2022
(Unaudited)

(Dollars in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2022	95,021,760	$933	$2,362,663	$700,040	$(265,247)	$2,798,389
Net income	—	—	—	62,562	—	62,562
Other comprehensive income	—	—	—	—	2,518	2,518
Cash dividends declared ($0.33 per common share)	—	—	—	(31,357)	—	(31,357)
Dividend equivalents declared ($0.33 per restricted stock unit)	—	—	122	(122)	—	—
Share-based compensation expense	—	—	4,729	—	—	4,729
Issuance of restricted stock, net	834,724	4	(4)	—	—	—
Restricted stock surrendered and canceled	(142,175)	—	(5,691)	—	—	(5,691)
Exercise of stock options	468	—	11	—	—	11
Balance at March 31, 2023	95,714,777	$937	$2,361,830	$731,123	$(262,729)	$2,831,161

Balance at December 31, 2021	94,389,543	$929	$2,351,294	$541,950	$(7,862)	$2,886,311
Net income	—	—	—	66,904	—	66,904
Other comprehensive loss	—	—	—	—	(136,371)	(136,371)
Cash dividends declared ($0.33 per common share)	—	—	—	(31,142)	—	(31,142)
Dividend equivalents declared ($0.33 per restricted stock unit)	—	—	121	(121)	—	—
Share-based compensation expense	—	—	5,530	—	—	5,530
Issuance of restricted stock, net	714,783	4	(4)	—	—	—
Restricted stock surrendered and canceled	(175,219)	—	(8,548)	—	—	(8,548)
Exercise of stock options	16,742	—	334	—	—	334
Balance at March 31, 2022	94,945,849	$933	$2,348,727	$577,591	$(144,233)	$2,783,018

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$62,562	$66,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,552	3,726
Provision for credit losses	3,016	448
Share-based compensation expense	4,729	5,530
Loss on sales and disposals of premises and equipment	4	37
Net amortization on securities	3,481	5,023
Net (accretion) of discounts/premiums for acquired loans and deferred loan fees/costs	(4,254)	(7,353)
Net gain on sales of investment securities available-for-sale	(138)	(2,134)
Net gain on sales of loans	(29)	(1,494)
Deferred income tax expense	4,824	7,887
Income from bank owned life insurance, net	(2,722)	(2,617)
Amortization of intangible assets	3,171	3,592
Originations of loans held for sale	(766)	(18,769)
Proceeds from the sales of and principal payments from loans held for sale	833	19,486
Change in accrued expenses and other liabilities, net	(15,519)	15,207
Change in accrued interest receivable and other assets, net	12,427	36,904
Net cash provided by operating activities	75,171	132,377
Cash flows from investing activities:
Proceeds from sales of other real estate owned	1,241	—
Loan originations and payments, net	506,197	(430,951)
Proceeds from loans held for sale previously classified as portfolio loans	5,778	—
Purchase of securities held-to-maturity	(8,000)	—
Proceeds from prepayments and maturities of securities held-to-maturity	8,238	3,750
Purchase of securities available-for-sale	(224,347)	(499,168)
Proceeds from prepayments and maturities of securities available-for-sale	47,016	77,817
Proceeds from sales of securities available-for-sale	304,320	647,557
Purchase of premises and equipment	(2,463)	(2,308)
Change in FHLB, FRB, and other stock	1,875	(95)
Funding of CRA investments, net	(9,751)	(701)
Net cash provided by (used in) investing activities	630,104	(204,099)
Cash flows from financing activities:
Net (decrease) increase in deposit accounts	$(144,591)	$573,634
Net change in short-term borrowings	(200,000)	(358,000)
Proceeds from long-term borrowings	—	400,000
Cash dividends paid	(31,357)	(31,142)
Proceeds from exercise of stock options	11	334
Restricted stock surrendered and canceled	(5,691)	(8,548)
Net cash (used in) provided by financing activities	(381,628)	576,278
Net increase in cash and cash equivalents	323,647	504,556
Cash and cash equivalents, beginning of period	1,101,249	304,703
Cash and cash equivalents, end of period	$1,424,896	$809,259

Supplemental cash flow disclosures:
Interest paid	$44,138	$3,927
Income taxes paid, net	(800)	(11,944)
Noncash investing activities during the period:
Transfers from portfolio loans to loans held for sale	5,707	—
Transfers from loans held for sale to portfolio loans	1,287	—
Transfers from loans to other real estate owned	6,886	—
Transfers of investment securities from available-for-sale to held-to-maturity	360,347	618,678
Transfer of CRA investment securities from other stock to other assets	12,601	—
Recognition of operating lease right-of-use assets	(1,337)	(459)
Recognition of operating lease liabilities	1,337	459
Receivable on unsettled security sales	—	13,464

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements reflect all normal recurring adjustments and accruals that are necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2023.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

The Company consolidates voting entities in which the Company has control through voting interests or entities through which the Company has a controlling financial interest in a variable interest entity (“VIE”). The Company evaluates its interests in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size, and form of the Company's involvement with the VIE. See Note 13 – Variable Interest Entities for additional information.

Note 2 – Recently Issued Accounting Pronouncements

Accounting Standards Adopted in 2022

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. The FASB issued this Update in response to feedback the FASB received from various stakeholders in its post-implementation review process related to the issuance of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was effective for the Company on January 1, 2020. The amendments in this Update include the elimination of accounting guidance for troubled debt restructurings (“TDRs”) in Subtopic 310-40 - Receivables - Troubled Debt Restructurings by Creditors, and introduce new disclosures and enhance existing disclosures concerning certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. Under the provisions of this Update, an entity must determine whether a modification results in a new loan or the continuation of an existing loan. Further, the amendments in this Update require that a public business entity disclose current period gross charge-offs on financing receivables within the scope of ASC 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost, by year of origination and class of financing receivable. The amendments in this Update became effective for the Company on January 1, 2023 for all interim and annual periods. The adoption of the provisions in this Update are applied prospectively and have resulted in additional disclosures concerning modifications of loans to borrowers experiencing financial difficulty, as well as disaggregated disclosure of charge-offs on loans. Please also see Note 5 – Loans Held for Investment for added disclosure concerning modifications of loans to borrowers experiencing financial difficulty, as well as current period gross charge-offs on financing receivables within by year of origination and class of financing receivable.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815) Fair Value Hedging - Portfolio Layer Method. The amendments in this Update make targeted improvements to fair value hedge accounting and more specifically to the last-of-layer hedge accounting method. This Update expands the last-of-layer hedge accounting method to allow for multiple hedged layers to be designated for a single closed portfolio of prepayable financial assets, and renames this accounting method the “portfolio layer method.” The provisions of this Update also include: (i) expanding the scope of the portfolio layer method to nonprepayable financial assets, (ii) specifying that eligible hedging instruments in a single layer hedge may include spot-starting or forward-starting constant-notional or amortizing-notional swaps and that the number of hedged layers corresponds with the number of hedges designated, (iii) specifies that an entity hedging multiple amounts in a closed portfolio using a single amortizing-notional swap is executing a single-layer hedge, (iv) provides additional guidance on the accounting for and disclosure of hedge basis adjustments resulting from a fair value hedge under the portfolio layer method by requiring such basis adjustments be maintained at the portfolio level and not allocated to individual assets, and to disclose basis adjustments as a reconciling item in certain disclosures, such as those for loans, and (v) specifies that an entity is to exclude hedge basis adjustments in the determination of credit losses on the assets within the closed portfolio. The provisions of this Update became effective for the Company on January 1, 2023 for all interim and annual periods. The adoption of the provisions in this Update did not have a material impact on the Company’s consolidated financial statements. Please also see Note 11 – Derivative Instruments, for disclosure concerning the Company’s portfolio layer method fair value hedges.

Recent Accounting Guidance Not Yet Effective

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842), Common Control Arrangements. The amendments in this Update clarify the accounting for leasehold improvements associated with common control leases. This Update has been issued in order to address current diversity in practice associated with the accounting for leasehold improvements associated with a lease between entities under common control. The amendments in this Update apply to all lessees that are a party to a lease between entities under common control in which there are leasehold improvements. The amendments in this Update are effective for interim and annual periods beginning after December 15, 2023. The Company is currently evaluating the provisions of this Update, but does not anticipate the adoption will have a material impact on the Company’s consolidated financial statements.

In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, a consensus of the Emerging Issues Task Force. The amendments in this Update allow the option for an entity to apply the proportional amortization method of accounting to other equity investments that are made for the primary purpose of receiving tax credits or other income tax benefits, if certain conditions are met. Prior to this Update, the application of the proportional amortization method of accounting was limited to investments in low income housing tax credit structures. The proportional amortization method of accounting results in the amortization of applicable investments, as well as the related income tax credits or other income tax benefits received, being presented on a single line in the statements of income, income tax expense. Under this Update, an entity has the option to apply the proportional amortization method of accounting to applicable investments on a tax-credit-program-by-tax-credit-program basis. In addition, the amendments in this Update require that all tax equity investments accounted for using the proportional amortization method use the delayed equity contribution guidance in paragraph 323-740-25-3, requiring a liability be recognized for delayed equity contributions that are unconditional and legally binding or for equity contributions that are contingent upon a future event when that contingent event becomes probable. Under this Update, low income housing tax credit investments for which the proportional amortization method is not applied can no longer be accounted for using the delayed equity contribution guidance. Further, this Update specifies that impairment of low income housing tax credit investments not accounted for using the equity method must apply the impairment guidance in Subtopic 323-10 - Investments - Equity Method and Joint Ventures - Overall. This Update also clarifies that for low income housing tax credit investments not accounted for under the proportional amortization method or the equity method, an entity shall account for them under Topic 321 - Investments - Equity Securities. The amendments in this Update also require additional disclosures in interim and annual periods concerning investments for which the proportional amortization method is applied, including (i) the nature of tax equity investments, and (ii) the effect of tax equity investments and related income tax credits and other income tax benefits on the financial position and results of operations. The provisions of this Update are effective for the Company for interim and annual periods beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact of this Update on its consolidated financial statements.

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

The Company has created a cross-functional working group to manage the transition away from LIBOR. This working group is comprised of senior leadership and staff from functional areas that include: finance, treasury, lending, loan servicing, enterprise risk management, information technology, legal, and other internal stakeholders integral to the Bank’s transition away from LIBOR. The working group monitors developments related to transition and uncertainty surrounding reference rate reform and guides the Bank’s response. The working group continues to regularly assess the population of financial instruments that reference LIBOR, confirming our loan documents that reference LIBOR have been appropriately amended, ensuring that our internal systems are prepared for the transition, and managing the transition process with our customers. The Company has chosen to use the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. However, the Company will also use other alternative reference rates, such as the Constant Maturity Treasury index and Prime rate based on the individual needs of its customers as well as the types of credit being extended.

Note 3 – Significant Accounting Policies

Our accounting policies are described in Note 1 - Description of Business and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2022 Form 10-K. Significant changes to accounting policies from those disclosed in our audited consolidated financial statements included in our 2022 Form 10-K are presented below.

Modified Loans to Borrowers Experiencing Financial Difficulty. Infrequently, the Company makes modifications to certain loans in order to alleviate temporary difficulties in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. The Company also refers to these modifications as modified loans to troubled borrowers (“MLTB”). Modifications may include: changes in the amortization terms of the loan, reductions in interest rates, acceptance of interest only payments, and, in very limited cases, reductions to the outstanding loan balance. Such loans are typically placed on nonaccrual status when there is doubt concerning the full repayment of principal and interest or the loan has been in default for a period of 90 days or more. Such loans may be returned to accrual status when all contractual amounts past due have been brought current, and the borrower’s performance under the modified terms of the loan agreement and the ultimate collectability of all contractual amounts due under the modified terms is no longer in doubt. The Company typically measures the allowance for credit losses (“ACL”) on MLTB on an individual basis when the loans are deemed to no longer share risk characteristics that are similar with other loans in the portfolio. The determination of the ACL for these loans is based on a discounted cash flow approach for both those measured collectively and individually, unless the loan is deemed collateral dependent, which requires measurement of the ACL based on the estimated expected fair value of the underlying collateral, less costs to sell. GAAP requires the Company to make certain disclosures related to these loans, including certain types of modifications, as well as how such loans have performed since their modifications. Please see Note 5 – Loans Held for Investment for additional information concerning modified loans to troubled borrowers.

Other Real Estate Owned (“OREO”). Real estate properties acquired through, or in lieu of, loan foreclosure are recorded at fair value, less cost to sell, with any excess of the loan’s amortized cost balance over the fair value of the property recorded as a charge against the ACL. The Company obtains an appraisal and/or market valuation on all other real estate owned at the time of possession. After foreclosure, valuations are periodically performed by management. Any subsequent declines in fair value are recorded as a charge to noninterest expense in current period earnings with a corresponding write-down to the asset. All legal fees and direct costs, including foreclosure and other related costs, are expensed as incurred.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from those estimates.

Note 4 – Investment Securities

The amortized cost and estimated fair value of available-for-sale (“AFS”) investment securities were as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
AFS investment securities:
March 31, 2023
U.S. Treasury	$14,941	$—	$(1,586)	$13,355
Agency	464,491	—	(46,760)	417,731
Corporate	561,380	—	(53,191)	508,189
Collateralized mortgage obligations	401,105	—	(28,473)	372,632
Mortgage-backed securities	923,956	—	(123,011)	800,945
Total AFS investment securities	$2,365,873	$—	$(253,021)	$2,112,852

December 31, 2022
U.S. Treasury	$49,156	$—	$(2,139)	$47,017
Agency	485,331	—	(53,893)	431,438
Corporate	586,652	—	(44,104)	542,548
Collateralized mortgage obligations	829,928	—	(65,699)	764,229
Mortgage-backed securities	953,678	—	(137,897)	815,781
Total AFS investment securities	$2,904,745	$—	$(303,732)	$2,601,013

The carrying amount and estimated fair value of held-to-maturity (“HTM”) investment securities were as follows:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Gain	Gross Unrecognized Loss	Estimated Fair Value
HTM investment securities:
March 31, 2023
Municipal bonds	$1,147,822	$(227)	$1,147,595	$398	$(223,030)	$924,963
Collateralized mortgage obligations	356,435	—	356,435	1,198	(481)	357,152
Mortgage-backed securities	228,624	—	228,624	—	(30,621)	198,003
Other	16,376	—	16,376	—	—	16,376
Total HTM investment securities	$1,749,257	$(227)	$1,749,030	$1,596	$(254,132)	$1,496,494

December 31, 2022
Municipal bonds	$1,148,055	$(43)	$1,148,012	$44	$(257,430)	$890,626
Mortgage-backed securities	231,692	—	231,692	—	(33,621)	198,071
Other	8,399	—	8,399	—	—	8,399
Total HTM investment securities	$1,388,146	$(43)	$1,388,103	$44	$(291,051)	$1,097,096

The Company reassesses classification of certain investments as part of the ongoing review of the investment securities portfolio. During the first quarter of 2023, the Company transferred $410.7 million of AFS collateralized mortgage obligations to HTM securities. The Company intends and has the ability to hold the securities transferred to maturity. The transfer of these securities was accounted for at fair value on the transfer date. These collateralized mortgage obligations securities had a net carrying amount of $360.3 million with a pre-tax unrealized loss of $50.4 million, which are accreted into interest income as yield adjustments over the remaining term of the securities. The amortization of the related net after-tax unrealized losses reported in accumulated other comprehensive loss largely offsets the effect on interest income of the accretion of the discounts. No gains or losses were recorded at the time of transfer.
During the first quarter of 2022, the Company transferred approximately $386.8 million of municipal bonds and $255.0 million of mortgage-backed securities with longer durations to HTM securities. The Company intends and has the ability to hold the securities transferred to maturity. The municipal bonds had a net carrying amount of $379.9 million with a pre-tax unrealized loss of $6.9 million, and the mortgage-backed securities had a net carrying amount of $238.8 million with a pre-tax unrealized loss of $16.2 million, both of which are accreted into interest income as yield adjustments over the remaining term of the securities. No gains or losses were recorded at the time of transfer.
Investment securities with carrying values of $3.61 billion and $195.6 million as of March 31, 2023 and December 31, 2022, respectively, were pledged to other borrowings, secure public deposits, and for other purposes as required or permitted by law. The increase in the investment securities pledged during the first quarter of 2023 was primarily due to the additional investment securities with carrying values of $1.53 billion pledged to the Federal Reserve's discount window and $1.89 billion pledged to the Federal Reserve's new Bank Term Funding Program launched in March 2023 to increase the Company’s access to funding and provide liquidity.

Unrealized Gains and Losses

Unrealized gains and losses on AFS investment securities are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At March 31, 2023, the Company had a net unrealized loss on AFS investment securities of $253.0 million, or $181.1 million net of tax in accumulated other comprehensive loss, compared to a net unrealized loss of $303.7 million, or $217.4 million net of tax in accumulated other comprehensive loss, at December 31, 2022.

For investment securities transferred from AFS to HTM, the unrealized gains and losses at the date of transfer continue to be reported in stockholders’ equity as accumulated other comprehensive income or loss and are amortized over the remaining lives of the securities with an offsetting entry to interest income as an adjustment of yield. At March 31, 2023, the unrealized loss on investment securities transferred from AFS to HTM was $114.1 million, or $81.6 million net of tax in accumulated other comprehensive loss.

The table below summarizes the number, fair value, and gross unrealized holding losses of the Company’s AFS investment securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of the dates indicated, aggregated by investment category and length of time in a continuous loss position.

	March 31, 2023
	Less than 12 Months			12 Months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
AFS investment securities:
U.S. Treasury	14	$13,355	$(1,586)	—	$—	$—	14	$13,355	$(1,586)
Agency	13	142,489	(12,151)	30	275,242	(34,609)	43	417,731	(46,760)
Corporate	19	158,469	(14,917)	37	349,720	(38,274)	56	508,189	(53,191)
Collateralized mortgage obligations	20	185,232	(9,004)	34	187,400	(19,469)	54	372,632	(28,473)
Mortgage-backed securities.	17	141,007	(12,813)	64	659,938	(110,198)	81	800,945	(123,011)
Total AFS investment securities	83	$640,552	$(50,471)	165	$1,472,300	$(202,550)	248	$2,112,852	$(253,021)

	December 31, 2022
	Less than 12 Months			12 Months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
AFS investment securities:
U.S. Treasury	5	$33,982	$(237)	1	$13,036	$(1,902)	6	$47,018	$(2,139)
Agency	8	79,895	(1,265)	35	351,543	(52,628)	43	431,438	(53,893)
Corporate	35	327,984	(20,840)	21	214,565	(23,264)	56	542,549	(44,104)
Collateralized mortgage obligations	41	522,955	(33,318)	40	241,229	(32,381)	81	764,184	(65,699)
Mortgage-backed securities	13	91,762	(6,987)	68	724,019	(130,910)	81	815,781	(137,897)
Total AFS investment securities	102	$1,056,578	$(62,647)	165	$1,544,392	$(241,085)	267	$2,600,970	$(303,732)

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

At March 31, 2023 and December 31, 2022, the Company had an ACL of $227,000 and $43,000, respectively, for HTM investment securities classified as municipal bonds. The following table presents a rollforward by major security type of the allowance for credit losses on the Company's HTM debt securities as of and for the periods indicated:

	Three Months Ended March 31, 2023
(Dollars in thousands)	Balance, December 31, 2022	Provision for Credit Losses	Balance, March 31, 2023
HTM investment securities:
Municipal bonds	$43	$184	$227

	Three Months Ended March 31, 2022
(Dollars in thousands)	Balance, December 31, 2021	Provision for Credit Losses	Balance, March 31, 2022
HTM investment securities:
Municipal bonds	$22	$19	$41

The Company had no ACL for AFS investment securities at March 31, 2023 and December 31, 2022. The Company performed a qualitative assessment of these investments as of March 31, 2023 and determined that the decrease in unrealized losses was the result of general market conditions, including changes in interest rates driven by the Federal Reserve’s policy to fight against inflation, and does not believe the declines in fair value were credit related. As of March 31, 2023, the Company had not recorded credit losses on certain AFS securities that were in an unrealized loss position due to the high quality of the investments, with investment grade ratings, and many of them issued by U.S. government agencies. As of March 31, 2023, 50% of our AFS securities are U.S. Treasury, U.S. government agency, and U.S. government-sponsored enterprise securities. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell the securities prior to their anticipated recoveries. There was no provision for credit losses recognized for AFS investment securities during the three months ended March 31, 2023, December 31, 2022, or March 31, 2022.

At March 31, 2023 and December 31, 2022, there were no AFS or HTM securities in nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. At March 31, 2023 and December 31, 2022, there were no securities purchased with deterioration in credit quality since their origination. At March 31, 2023 and December 31, 2022, there were no collateral dependent AFS or HTM securities.

Realized Gains and Losses

The following table presents the amortized cost of securities sold with related gross realized gains, gross realized losses, and net realized gains or losses for the periods indicated:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2023	2022
Amortized cost of AFS investment securities sold	$304,182	$658,505

Gross realized gains	$986	$13,637
Gross realized (losses)	(848)	(11,503)
Net realized gains on sales of AFS investment securities	$138	$2,134

Contractual Maturities

The amortized cost and estimated fair value of investment securities at March 31, 2023, by contractual maturity, are shown in the table below.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS investment securities:
U.S. Treasury	$—	$—	$—	$—	$14,941	$13,355	$—	$—	$14,941	$13,355
Agency	17,140	16,966	314,788	292,224	107,278	89,306	25,285	19,235	464,491	417,731
Corporate	—	—	288,259	280,121	273,121	228,068	—	—	561,380	508,189
Collateralized mortgage obligations	31,382	31,174	71,997	70,731	199,472	178,056	98,254	92,671	401,105	372,632
Mortgage-backed securities	19,902	19,617	14,886	14,656	512,674	452,677	376,494	313,995	923,956	800,945
Total AFS investment securities	68,424	67,757	689,930	657,732	1,107,486	961,462	500,033	425,901	2,365,873	2,112,852
HTM investment securities:
Municipal bonds	—	—	10,589	10,224	53,233	47,646	1,084,000	867,093	1,147,822	924,963
Collateralized mortgage obligations	—	—	151	151	—	—	356,284	357,001	356,435	357,152
Mortgage-backed securities	—	—	—	—	—	—	228,624	198,003	228,624	198,003
Other	—	—	—	—	—	—	16,376	16,376	16,376	16,376
Total HTM investment securities	—	—	10,740	10,375	53,233	47,646	1,685,284	1,438,473	1,749,257	1,496,494
Total investment securities	$68,424	$67,757	$700,670	$668,107	$1,160,719	$1,009,108	$2,185,317	$1,864,374	$4,115,130	$3,609,346

FHLB, FRB, and Other Stock

The Company’s equity securities primarily consist of Federal Home Loan Bank of San Francisco (“FHLB”) and Federal Reserve Bank of San Francisco (“FRB”) stock, which are considered restricted securities and held as a condition of membership of the FHLB and the Board of Governors of the Federal Reserve System. These equity securities without readily determinable fair values are carried at cost less impairment. At March 31, 2023, the Company had $25.7 million in FHLB stock, $74.9 million in FRB stock, and $4.9 million in other stock. At December 31, 2022, the Company had $27.7 million in FHLB stock, $74.8 million in FRB stock, and $17.4 million in other stock.
The Company periodically evaluates its investments in FHLB, FRB, and other stock for impairment, including their capital adequacy and overall financial condition. No impairment losses have been recorded through March 31, 2023.

Note 5 – Loans Held for Investment

The Company’s loan portfolio is segmented according to loans that share similar attributes and risk characteristics.

Investor loans secured by real estate includes commercial real estate (“CRE”), non-owner-occupied, multifamily, construction, and land, as well as Small Business Administration (“SBA”) loans secured by investor real estate, which are loans collateralized by hotel/motel real property.

Business loans secured by real estate are loans to businesses that are collateralized by real estate where the operating cash flow of the business is the primary source of repayment. This loan portfolio includes CRE owner-occupied, franchise loans secured by real estate, and SBA loans secured by real estate, which are collateralized by real property other than hotel/motel real property.

Commercial loans are loans to businesses where the operating cash flow of the business is the primary source of repayment. This loan portfolio includes commercial and industrial (“C&I”), franchise loans non-real estate secured, and SBA loans non-real estate secured.

Retail loans include single family residential and consumer loans. Single family residential includes home equity lines of credit, as well as second trust deeds.

The following table presents the composition of the loan portfolio for the periods indicated:

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Investor loans secured by real estate
CRE non-owner-occupied	$2,590,824	$2,660,321
Multifamily	5,955,239	6,112,026
Construction and land	420,079	399,034
SBA secured by real estate	40,669	42,135
Total investor loans secured by real estate	9,006,811	9,213,516
Business loans secured by real estate
CRE owner-occupied	2,342,175	2,432,163
Franchise real estate secured	371,902	378,057
SBA secured by real estate	60,527	61,368
Total business loans secured by real estate	2,774,604	2,871,588
Commercial loans
Commercial and industrial	1,967,128	2,160,948
Franchise non-real estate secured	388,722	404,791
SBA non-real estate secured	10,437	11,100
Total commercial loans	2,366,287	2,576,839
Retail loans
Single family residential	70,913	72,997
Consumer	3,174	3,284
Total retail loans	74,087	76,281
Loans held for investment before basis adjustment (1)	14,221,789	14,738,224
Basis adjustment associated with fair value hedge (2)	(50,005)	(61,926)
Loans held for investment	14,171,784	14,676,298
Allowance for credit losses for loans held for investment	(195,388)	(195,651)
Loans held for investment, net	$13,976,396	$14,480,647

Total unfunded loan commitments	$2,413,169	$2,489,203
Loans held for sale, at lower of cost or fair value	1,247	2,643
______________________________
(1) Includes net deferred origination fees of $745,000 and $1.9 million, and unaccreted fair value net purchase discounts of $52.2 million and $54.8 million as of March 31, 2023 and December 31, 2022, respectively.
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

Loans Serviced for Others and Loan Securitization

The Company generally retains the servicing rights of the guaranteed portion of SBA loans sold, for which the Company initially records a servicing asset at fair value within its other assets category. Servicing assets are subsequently measured using the amortization method and amortized to noninterest income. At March 31, 2023 and December 31, 2022, the servicing asset totaled $2.6 million and $3.0 million, respectively, and were included in other assets in the Company’s consolidated statement of financial condition. Servicing assets are evaluated for impairment based upon the fair value of the servicing rights as compared to carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. At March 31, 2023 and December 31, 2022, the Company determined that no valuation allowance was necessary.

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

To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse Freddie Mac for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date of December 23, 2016. The liability recorded for Company’s exposure to the reimbursement agreement with Freddie Mac was $334,000 as of March 31, 2023 and December 31, 2022.

Loans sold and serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans and participations serviced for others were $444.4 million at March 31, 2023 and $463.4 million at December 31, 2022, respectively. Included in those totals are multifamily loans transferred through securitization with Freddie Mac of $53.7 million and $54.2 million at March 31, 2023 and December 31, 2022, respectively, and SBA participations serviced for others of $303.9 million and $315.3 million at March 31, 2023 and December 31, 2022, respectively.

Concentration of Credit Risk

As of March 31, 2023, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located predominately in California. The Company’s loan portfolio contains concentrations of credit in multifamily, CRE non-owner-occupied, CRE owner-occupied, and C&I business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and diversifies its loan portfolio through loan originations, purchases, and sales to meet approved concentration levels.

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus, and likewise in excess of 15% of the Bank’s unimpaired capital plus surplus for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $836.5 million for secured loans and $501.9 million for unsecured loans at March 31, 2023. In order to manage concentration risk, the Bank maintains a house lending limit well below these statutory maximums. At March 31, 2023, the Bank’s largest aggregate outstanding balance of loans to one borrower was $171.2 million secured by multifamily properties.

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

Risk grades are based on a six-grade Pass scale, along with Special Mention, Substandard, Doubtful, and Loss classifications, as such classifications are defined by the federal banking regulatory agencies. The assignment of risk grades allows the Company to, among other things, identify the risk associated with each credit in the portfolio and to provide a basis for estimating credit losses inherent in the portfolio. Risk grades are reviewed regularly with the Company’s Credit and Portfolio Review Committee, and the portfolio management and risk grading process is reviewed on an ongoing basis by an independent loan review function and periodic internal audits, as well as by regulatory agencies during scheduled examinations.

The following provides brief definitions for risk grades assigned to loans in the portfolio:

•Pass assets carry an acceptable level of credit quality that contains no well-defined deficiencies or weaknesses.
•Special Mention assets do not currently expose the Bank to a sufficient risk to warrant classification in one of the adverse categories, but possess correctable deficiencies or potential weaknesses deserving management’s close attention.
•Substandard assets are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. These assets are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. OREO acquired through foreclosure is also classified as substandard.
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

When a loan is graded as special mention, substandard, or doubtful, the Company obtains an updated valuation of the underlying collateral. Collateral generally consists of accounts receivable, inventory, fixed assets, real estate properties, and/or cash. If, through the Company’s credit risk management process, it is determined the ultimate repayment of a loan will come from the foreclosure upon and ultimate sale of the underlying collateral, the loan is deemed collateral dependent and evaluated individually to determine an appropriate ACL for the loan. The ACL for such loans is measured as the amount by which the fair value of the underlying collateral, less estimated costs to sell, is less than the amortized cost of the loan. The Company typically continues to obtain or confirm updated valuations of underlying collateral for special mention and classified loans on an annual or biennial basis in order to have the most current indication of fair value of the underlying collateral securing the loan. Additionally, once a loan is identified as collateral dependent, due to the likelihood of foreclosure, and repayment of the loan is expected to come from the eventual sale of the underlying collateral, an analysis of the underlying collateral is performed at least quarterly. Changes in the estimated fair value of the collateral are reflected in the lifetime ACL for the loan. Balances deemed to be uncollectable are promptly charged-off. However, if a loan is not considered collateral dependent and management determines that the loan no longer possesses risk characteristics similar to other loans in the loan portfolio, the loan is individually evaluated, and the associated ACL is determined through the use of a discounted cash flow analysis.

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as well as the gross charge-offs on a year-to-date basis by year of origination as of March 31, 2023:

	Term Loans by Vintage
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term During the Period	Total
March 31, 2023
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$10,306	$526,084	$604,909	$199,161	$318,943	$913,142	$—	$—	$2,572,545
Special mention	—	—	—	—	—	5,104	—	—	5,104
Substandard	—	450	—	—	—	12,725	—	—	13,175
Multifamily
Pass	11,931	1,216,585	2,158,819	778,678	885,448	886,728	—	—	5,938,189
Special mention	—	—	—	—	12,604	—	—	—	12,604
Substandard	—	—	985	—	2,723	738	—	—	4,446
Construction and land
Pass	24,682	213,034	153,359	16,609	4,876	6,077	1,442	—	420,079
SBA secured by real estate
Pass	—	6,546	130	493	5,363	19,211	—	—	31,743
Substandard	—	—	—	—	—	8,926	—	—	8,926
Total investor loans secured by real estate	46,919	1,962,699	2,918,202	994,941	1,229,957	1,852,651	1,442	—	9,006,811
Current period gross charge-offs	—	—	217	—	—	66	—	—	283
Business loans secured by real estate
CRE owner-occupied
Pass	8,779	579,514	689,292	234,096	233,804	512,531	5,795	—	2,263,811
Special mention	—	3,920	2,836	—	—	11,623	—	—	18,379
Substandard	—	11,078	1,007	11,339	—	36,561	—	—	59,985
Franchise real estate secured
Pass	8,551	45,691	125,282	33,145	40,580	85,108	—	—	338,357
Special mention	729	7,766	17,015	—	836	—	—	—	26,346
Substandard	—	958	—	—	5,941	300	—	—	7,199
SBA secured by real estate
Pass	116	10,724	8,168	2,131	5,648	28,285	—	—	55,072
Special mention	—	—	—	—	—	195	—	—	195
Substandard	—	—	—	—	—	5,260	—	—	5,260
Total loans secured by business real estate	18,175	659,651	843,600	280,711	286,809	679,863	5,795	—	2,774,604
Current period gross charge-offs	—	—	318	—	—	1,845	—	—	2,163

	Term Loans by Vintage
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term During the Period	Total
Commercial loans
Commercial and industrial
Pass	23,116	274,813	251,865	54,249	150,173	188,547	942,518	334	1,885,615
Special mention	—	1,804	1,626	—	595	1,501	24,140	—	29,666
Substandard	—	15,900	3,294	746	4	1,255	30,648	—	51,847
Franchise non-real estate secured
Pass	5,573	93,172	121,323	17,959	43,011	67,423	777	—	349,238
Special mention	—	2,699	15,876	—	12,142	—	—	—	30,717
Substandard	—	1,683	369	2,783	2,103	1,829	—	—	8,767
SBA non-real estate secured
Pass	18	3,386	357	270	1,597	3,341	—	—	8,969
Substandard	—	572	—	—	127	769	—	—	1,468
Total commercial loans	28,707	394,029	394,710	76,007	209,752	264,665	998,083	334	2,366,287
Current period gross charge-offs	—	177	48	5	289	30	574	—	1,123
Retail loans
Single family residential
Pass	$—	$—	$—	$174	$—	$47,453	$23,282	$—	$70,909
Substandard	—	—	—	—	—	4	—	—	4
Consumer loans
Pass	—	—	3	14	10	914	2,233	—	3,174
Total retail loans	—	—	3	188	10	48,371	25,515	—	74,087
Current period gross charge-offs	—	—	—	—	—	93	2	—	95
Loans held for investment before basis adjustment (1)	$93,801	$3,016,379	$4,156,515	$1,351,847	$1,726,528	$2,845,550	$1,030,835	$334	$14,221,789
Total current period gross charge-offs	—	177	583	5	289	2,034	576	—	3,664
______________________________
(1) Excludes the basis adjustment of $50.0 million to the carrying amount of certain loans included in fair value hedging relationships. Refer to Note 11 – Derivative Instruments for additional information.

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as of December 31, 2022:

	Term Loans by Vintage
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2022
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$523,895	$607,153	$208,760	$347,889	$308,317	$651,593	$—	$—	$2,647,607
Special mention	—	—	—	—	7,487	—	—	—	7,487
Substandard	—	—	—	—	194	4,570	—	463	5,227
Multifamily
Pass	1,230,359	2,187,255	786,436	889,737	263,241	732,808	—	—	6,089,836
Special mention	—	—	—	12,667	—	—	—	—	12,667
Substandard	—	6,057	—	2,723	—	743	—	—	9,523

	Term Loans by Vintage
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2022
Construction and land
Pass	187,567	154,231	38,760	9,615	1,843	7,018	—	—	399,034
SBA secured by real estate
Pass	6,571	130	493	5,407	7,361	13,199	—	—	33,161
Substandard	—	—	—	—	2,416	6,558	—	—	8,974
Total investor loans secured by real estate	1,948,392	2,954,826	1,034,449	1,268,038	590,859	1,416,489	—	463	9,213,516
Business loans secured by real estate
CRE owner-occupied
Pass	593,826	718,223	242,125	240,772	114,581	448,531	5,661	—	$2,363,719
Special mention	334	1,015	—	—	675	327	—	—	2,351
Substandard	10,838	2,541	11,970	2,403	4,676	33,665	—	—	66,093
Franchise real estate secured
Pass	54,654	131,541	33,513	44,229	32,815	55,893	—	—	352,645
Special mention	4,891	13,145	—	—	—	—	—	—	18,036
Substandard	980	—	—	6,092	—	304	—	—	7,376
SBA secured by real estate
Pass	10,993	6,978	2,329	5,710	4,440	25,415	—	—	55,865
Special mention	—	—	—	—	—	118	—	—	118
Substandard	—	—	—	—	1,354	4,031	—	—	5,385
Total loans secured by business real estate	676,516	873,443	289,937	299,206	158,541	568,284	5,661	—	2,871,588
Commercial loans
Commercial and industrial
Pass	282,131	262,044	55,659	155,310	78,684	121,918	1,134,568	3,412	2,093,726
Special mention	15,105	3,567	798	—	1,864	41	9,898	—	31,273
Substandard	2,590	80	—	3,867	562	1,029	27,680	141	35,949
Franchise non-real estate secured
Pass	102,542	128,030	18,486	46,027	28,664	43,486	778	—	368,013
Special mention	1,372	14,382	—	11,829	—	—	—	—	27,583
Substandard	1,757	385	2,852	2,256	1,637	308	—	—	9,195
SBA non-real estate secured
Pass	3,444	435	276	1,638	633	3,124	—	—	9,550
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	130	224	606	—	590	1,550
Total commercial loans	408,941	408,923	78,071	221,057	112,268	170,512	1,172,924	4,143	2,576,839
Retail loans
Single family residential
Pass	—	—	176	—	22	49,729	23,065	—	72,992
Substandard	—	—	—	—	—	5	—	—	5
Consumer loans
Pass	—	6	17	11	—	969	2,254	—	3,257
Substandard	—	—	—	—	—	27	—	—	27
Total retail loans	—	6	193	11	22	50,730	25,319	—	76,281
Loans held for investment	$3,033,849	$4,237,198	$1,402,650	$1,788,312	$861,690	$2,206,015	$1,203,904	$4,606	$14,738,224
______________________________
(1) Excludes the basis adjustment of $61.9 million to the carrying amount of certain loans included in fair value hedging relationships. Refer to Note 11 – Derivative Instruments for additional information.

The following tables stratify the loans held for investment portfolio by delinquency as of the periods indicated:

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+	Total
March 31, 2023
Investor loans secured by real estate
CRE non-owner-occupied	$2,585,273	$6	$1,129	$4,416	$2,590,824
Multifamily	5,951,531	—	—	3,708	5,955,239
Construction and land	420,079	—	—	—	420,079
SBA secured by real estate	40,669	—	—	—	40,669
Total investor loans secured by real estate	8,997,552	6	1,129	8,124	9,006,811
Business loans secured by real estate
CRE owner-occupied	2,337,413	—	—	4,762	2,342,175
Franchise real estate secured	371,902	—	—	—	371,902
SBA secured by real estate	59,029	308	—	1,190	60,527
Total business loans secured by real estate	2,768,344	308	—	5,952	2,774,604
Commercial loans
Commercial and industrial	1,962,376	447	69	4,236	1,967,128
Franchise non-real estate secured	388,722	—	—	—	388,722
SBA not secured by real estate	9,865	—	—	572	10,437
Total commercial loans	2,360,963	447	69	4,808	2,366,287
Retail loans
Single family residential	70,913	—	—	—	70,913
Consumer loans	3,174	—	—	—	3,174
Total retail loans	74,087	—	—	—	74,087
Loans held for investment before basis adjustment (1)	$14,200,946	$761	$1,198	$18,884	$14,221,789

December 31, 2022
Investor loans secured by real estate
CRE non-owner-occupied	$2,655,892	$—	$—	$4,429	$2,660,321
Multifamily	6,103,246	2,723	—	6,057	6,112,026
Construction and land	399,034	—	—	—	399,034
SBA secured by real estate	42,135	—	—	—	42,135
Total investor loans secured by real estate	9,200,307	2,723	—	10,486	9,213,516
Business loans secured by real estate
CRE owner-occupied	2,424,174	1,434	—	6,555	2,432,163
Franchise real estate secured	370,984	7,073	—	—	378,057
SBA secured by real estate	60,177	—	104	1,087	61,368
Total business loans secured by real estate	2,855,335	8,507	104	7,642	2,871,588
Commercial loans
Commercial and industrial	2,152,302	4,657	81	3,908	2,160,948
Franchise non-real estate secured	401,199	3,592	—	—	404,791
SBA not secured by real estate	10,511	—	—	589	11,100
Total commercial loans	2,564,012	8,249	81	4,497	2,576,839
Retail loans
Single family residential	71,940	1,057	—	—	72,997
Consumer loans	3,282	2	—	—	3,284
Total retail loans	75,222	1,059	—	—	76,281
Loans held for investment before basis adjustment (1)	$14,694,876	$20,538	$185	$22,625	$14,738,224
______________________________
(1) Excludes the basis adjustment of $50.0 million and $61.9 million to the carrying amount of certain loans included in fair value hedging relationships as of March 31, 2023 and December 31, 2022, respectively. Refer to Note 11 – Derivative Instruments for additional information.

Individually Evaluated Loans

The Company evaluates loans collectively for purposes of determining the ACL in accordance with ASC 326. Collective evaluation is based on aggregating loans deemed to possess similar risk characteristics. In certain instances, the Company may identify loans that it believes no longer possess risk characteristics similar to other loans in the portfolio. These loans are typically identified from a substandard or worse internal risk grade, since the specific attributes and risks associated with such loans tend to become unique as the credit deteriorates. Such loans are typically nonperforming, modified loans made to borrowers experiencing financial difficulty, and/or are deemed collateral dependent, where the ultimate repayment of the loan is expected to come from the operation of or eventual sale of the collateral. Loans that are deemed by management to no longer possess risk characteristics similar to other loans in the portfolio are evaluated individually for purposes of determining an appropriate lifetime ACL. The Company uses a discounted cash flow approach, using the loan’s effective interest rate, for determining the ACL on individually evaluated loans, unless the loan is deemed collateral dependent, which requires evaluation based on the estimated fair value of the underlying collateral, less estimated costs to sell. The Company may increase or decrease the ACL for collateral dependent individually evaluated loans based on changes in the estimated expected fair value of the collateral. Changes in the ACL for all other individually evaluated loans is based substantially on the Company’s evaluation of cash flows expected to be received from such loans.

As of March 31, 2023, $24.9 million of loans were individually evaluated with $4.0 million ACL attributed to such loans. At March 31, 2023, all individually evaluated loans were evaluated based on the underlying value of the collateral and none were evaluated using a discounted cash flow approach. All individually evaluated loans were on nonaccrual status at March 31, 2023.

As of December 31, 2022, $30.9 million of loans were individually evaluated, and the ACL attributed to such loans totaled $1.7 million. At December 31, 2022, all individually evaluated loans were evaluated based on the underlying value of the collateral and none were evaluated using a discounted cash flow approach. All individually evaluated loans were on nonaccrual status at December 31, 2022.

Purchased Credit Deteriorated Loans

The Company analyzed acquired loans for more-than-insignificant deterioration in credit quality since their origination. Such loans are classified as purchased credit deteriorated loans. Please see Note 1 - Description of Business and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2022 Form 10-K for more information concerning the accounting for purchased credit deterioration (“PCD”) loans. The Company had PCD loans of $413.0 million and $422.7 million at March 31, 2023 and December 31, 2022, respectively.

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

The Company typically does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the timely collection of principal or interest. However, when such loans are well secured and in the process of collection, the Company may continue with the accrual of interest. The Company had loans on nonaccrual status of $24.9 million at March 31, 2023 and $30.9 million at December 31, 2022. The Company did not record income from the receipt of cash payments related to nonaccruing loans during the three months ended March 31, 2023 and March 31, 2022. The Company had no loans 90 days or more past due and still accruing at March 31, 2023 and December 31, 2022, respectively.

The following tables provide a summary of nonaccrual loans as of the dates indicated:

	Nonaccrual Loans (1)
	Collateral Dependent Loans		Non-Collateral Dependent Loans		Total Nonaccrual Loans	Nonaccrual Loans with No ACL
(Dollars in thousands)	Balance	ACL	Balance	ACL
March 31, 2023
Investor loans secured by real estate
CRE non-owner-occupied	$5,545	$—	$—	$—	$5,545	$5,545
Multifamily	3,708	—	—	—	3,708	3,708
SBA secured by real estate	519	—	—	—	519	519
Total investor loans secured by real estate	9,772	—	—	—	9,772	9,772
Business loans secured by real estate
CRE owner-occupied	9,102	—	—	—	9,102	9,102
SBA secured by real estate	1,190	—	—	—	1,190	1,190
Total business loans secured by real estate	10,292	—	—	—	10,292	10,292
Commercial loans
Commercial and industrial	4,236	3,999	—	—	4,236	237
SBA non-real estate secured	572	—	—	—	572	572
Total commercial loans	4,808	3,999	—	—	4,808	809
Total nonaccrual loans	$24,872	$3,999	$—	$—	$24,872	$20,873

December 31, 2022
Investor loans secured by real estate
CRE non-owner-occupied	$4,429	$—	$—	$—	$4,429	$4,429
Multifamily	8,780	—	—	—	8,780	8,780
SBA secured by real estate	533	—	—	—	533	533
Total investor loans secured by real estate	13,742	—	—	—	13,742	13,742
Business loans secured by real estate
CRE owner-occupied	11,475	1,742	—	—	11,475	9,733
SBA secured by real estate	1,191	—	—	—	1,191	1,191
Total business loans secured by real estate	12,666	1,742	—	—	12,666	10,924
Commercial loans
Commercial and industrial	3,908	—	—	—	3,908	3,908
SBA non-real estate secured	589	—	—	—	589	589
Total commercial loans	4,497	—	—	—	4,497	4,497
Total nonaccrual loans	$30,905	$1,742	$—	$—	$30,905	$29,163
______________________________
(1) The ACL for nonaccrual loans is determined based on a discounted cash flow methodology unless the loan is considered collateral dependent; otherwise, the ACL for collateral dependent nonaccrual loans is determined based on the estimated fair value of the underlying collateral.

Residential Real Estate Loans In Process of Foreclosure

The Company had no consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of March 31, 2023 or December 31, 2022.

Troubled Debt Restructurings

Prior to the Company’s adoption of ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023, the Company, in infrequent situations would modify or restructure loans when the borrower was experiencing financial difficulties by making a concession to the borrower. Such concessions typically were in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest-only payments, and, in very few cases, reductions to the outstanding loan balances. These modifications were classified as TDRs and were made for the purpose of alleviating temporary impairments to the borrower’s financial condition or cash flows. A workout plan between us and the borrower was designed to provide a bridge for borrower cash flow shortfalls in the near term. In most cases, the Company initially placed TDRs on nonaccrual status, and they could be returned to accrual status when the loans were brought current, performed in accordance with the restructured contractual terms for a period of at least six months, and the ultimate collectability of the total contractual restructured principal and interest payments were no longer in doubt. ASU 2022-02 eliminated the concept of TDRs in current GAAP, and therefore, beginning January 1, 2023, the Company no longer reports loans modified as TDRs except for those loans modified and reported as TDRs in prior period financial information under previous GAAP.

At December 31, 2022, there were five loans totaling $16.1 million modified as TDRs, consisting of three CRE owner-occupied loans and one C&I loan totaling $5.1 million belonging to one borrower relationship with the terms modified due to bankruptcy, and one franchise non-real estate secured loans totaling $11.0 million belonging to another borrower relationship with the terms modified for payment deferral. During the three months ended March 31, 2022, the three CRE owner-occupied loans and one C&I loan classified as TDRs experienced payment default after modification within the previous 12 months and were in payment default. All TDRs were on nonaccrual status as of March 31, 2022.

Modified Loans to Troubled Borrowers

On January 1, 2023, the Company adopted ASU 2022-02, which introduces new reporting requirements for modifications of loans to borrowers experiencing financial difficulty. The Company also refers to these loans as modified loans to troubled borrowers. A MLTB arises from a modification made to a loan in order to alleviate temporary difficulties in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. GAAP requires that certain types of modifications be reported, which consist of the following: (i) principal forgiveness, (ii) interest rate reduction, (iii) other-than-insignificant payment delay, (iv) term extension, or any combination of the foregoing. The ACL for a MLTB is measured on a collective basis, as with other loans in the loan portfolio, unless management determines that such loans no longer possess risk characteristics similar to others in the loan portfolio. In those instances, the ACL for a MLTB is determined through individual evaluation.

During the three months ended March 31, 2023, there was one CRE owner-occupied MLTB.

The following table shows the amortized cost of the MLTB by class and type of modification, as well as the percentage of the loan modified to total loans in each class at and during the period indicated:

	For the Three Months Ended March 31, 2023
	Term Extension
(Dollars in thousands)	Balance	Percent of Total Class of Loans
Business loans secured by real estate
CRE owner-occupied	$851	0.04%
Total business loans secured by real estate	851

The following table describes the financial effect of the loan modification made for the borrower experiencing financial difficulty during the three months ended March 31, 2023:

Term Extension
Business loans secured by real estate
CRE owner-occupied	Extended term by 4 months

The following table depicts the performance of the MLTB under ASU 2022-02 in the last three months as of the date indicated:

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+	Total
March 31, 2023
Business loans secured by real estate
CRE owner-occupied	$851	$—	$—	$—	$851
Total business loans secured by real estate	851	—	—	—	851
Total	$851	$—	$—	$—	$851

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

The following tables summarize collateral dependent loans by collateral type as of the dates indicated:

(Dollars in thousands)	Office Properties	Industrial Properties	Retail Properties	Land Properties	Hotel Properties	Multifamily Properties	Other CRE Properties	Business Assets	Total
March 31, 2023
Investor loan secured by real estate
CRE non-owner-occupied	$1,129	$—	$450	$—	$—	$—	$3,966	$—	$5,545
Multifamily	—	—	—	—	—	3,708	—	—	3,708
SBA secured by real estate	—	—	—	—	519	—	—	—	519
Total investor loans secured by real estate	1,129	—	450	—	519	3,708	3,966	—	9,772
Business loans secured by real estate
CRE owner-occupied	4,341	—	—	4,761	—	—	—	—	9,102
SBA secured by real estate	104	1,086	—	—	—	—	—	—	1,190
Total business loans secured by real estate	4,445	1,086	—	4,761	—	—	—	—	10,292
Commercial loans
Commercial and industrial	—	—	—	237	—	—	—	3,999	4,236
SBA non-real estate secured	—	—	—	—	—	—	—	572	572
Total commercial loans	—	—	—	237	—	—	—	4,571	4,808
Total collateral dependent loans	$5,574	$1,086	$450	$4,998	$519	$3,708	$3,966	$4,571	$24,872

(Dollars in thousands)	Office Properties	Industrial Properties	Retail Properties	Land Properties	Hotel Properties	Multifamily Properties	Other CRE Properties	Business Assets	Total
December 31, 2022
Investor loan secured by real estate
CRE non-owner-occupied	$—	$—	$463	$—	$—	$—	$3,966	$—	$4,429
Multifamily	—	—	—	—	—	8,780	—	—	8,780
SBA secured by real estate	—	—	—	—	533	—	—	—	533
Total investor loans secured by real estate	—	—	463	—	533	8,780	3,966	—	13,742
Business loans secured by real estate
CRE owner-occupied	4,417	—	—	4,813	—	—	2,245	—	11,475
SBA secured by real estate	104	1,087	—	—	—	—	—	—	1,191
Total business loans secured by real estate	4,521	1,087	—	4,813	—	—	2,245	—	12,666
Commercial loans
Commercial and industrial	—	—	—	238	—	—	490	3,180	3,908
SBA non-real estate secured	—	—	—	—	—	—	—	589	589
Total commercial loans	—	—	—	238	—	—	490	3,769	4,497
Total collateral dependent loans	$4,521	$1,087	$463	$5,051	$533	$8,780	$6,701	$3,769	$30,905

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

The Company’s discounted cash flow ACL model for commercial real estate and commercial loans uses internally derived estimates for prepayments in determining the amount and timing of future contractual cash flows expected to be collected. The estimate of future cash flows also incorporates estimates for contractual amounts the Company believes may not be collected, which are based on assumptions for PD, LGD, and EAD. The EAD is determined by the contractual payment schedule and expected payment profile of the loan, incorporating estimates for expected prepayments and future draws on revolving credit facilities. The Company discounts cash flows using the effective interest rate on the loan. The effective interest rate represents the contractual rate on the loan; adjusted for any purchase premiums, or discounts, and deferred fees and costs associated with an originated loan. The Company has made an accounting policy election to adjust the effective interest rate to take into consideration the effects of estimated prepayments. The ACL for loans is determined by measuring the amount by which a loan’s amortized cost exceeds its discounted cash flows expected to be collected. The ACL for credit facilities is determined by discounting estimates for cash flows not expected to be collected.

Probability of Default

The PD for investor loans secured by real estate is based largely on a model provided by a third party, using proxy loan information. The PDs generated by this model are reflective of current and expected economic conditions in the commercial real estate market, and how they are expected to impact loan level and property level attributes, and ultimately the likelihood of a default event occurring. This model incorporates assumptions for PD at a loan’s maturity. Significant loan and property level attributes include: loan-to-value ratios, debt service coverage, loan size, loan vintage, and property types.

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

Economic Forecasts

In order to develop reasonable and supportable forecasts of future conditions, the Company estimates how those forecasts are expected to impact a borrower’s ability to satisfy their obligation to the Bank and the ultimate collectability of future cash flows over the life of a loan. The Company uses macroeconomic scenarios from an independent third party, which are based on past events, current conditions, and the likelihood of future events occurring. These scenarios are typically comprised of: a base-case scenario, an upside scenario, representing slightly better economic conditions than currently experienced and, a downside scenario, representing recessionary conditions. Management periodically evaluates appropriateness of economic scenarios and may decide that a particular economic scenario or a combination of probability-weighted economic scenarios should be used in the Company’s ACL model. The economic scenarios chosen for the model, the extent to which more than one scenario is used, and the weights that are assigned to them, are based on the likelihood that the economy would perform better than each scenario, which is based in part on analysis performed by an independent third party. Economic scenarios chosen, as well as the assumptions within those scenarios, and whether to use a probability-weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events. The Company’s ACL model at March 31, 2023 includes assumptions concerning the rising interest rate environment, ongoing inflationary pressures throughout the U.S. economy, higher energy prices, the potential impact of the ongoing war between Russia and Ukraine, general uncertainty concerning future economic conditions, and the potential for recessionary conditions.

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

The following tables provide the allocation of the ACL for loans held for investment as well as the activity in the ACL attributed to various segments in the loan portfolio as of, and for the periods indicated:

	Three Months Ended March 31, 2023
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner occupied	$33,692	$(66)	$15	$(1,926)	$31,715
Multifamily	56,334	(217)	—	1,670	57,787
Construction and land	7,114	—	—	558	7,672
SBA secured by real estate	2,592	—	—	(301)	2,291
Business loans secured by real estate
CRE owner-occupied	32,340	(2,163)	12	(855)	29,334
Franchise real estate secured	7,019	—	—	771	7,790
SBA secured by real estate	4,348	—	—	67	4,415
Commercial loans
Commercial and industrial	35,169	(1,123)	211	3,402	37,659
Franchise non-real estate secured	16,029	—	100	(408)	15,721
SBA non-real estate secured	441	—	6	(46)	401
Retail loans
Single family residential	352	(90)	1	129	392
Consumer loans	221	(5)	35	(40)	211
Totals	$195,651	$(3,664)	$380	$3,021	$195,388

	Three Months Ended March 31, 2022
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner occupied	$37,380	$—	$—	$(1,406)	$35,974
Multifamily	55,209	—	—	(884)	54,325
Construction and land	5,211	—	—	8	5,219
SBA secured by real estate	3,201	(70)	—	(81)	3,050
Business loans secured by real estate
CRE owner-occupied	29,575	—	10	2,306	31,891
Franchise real estate secured	7,985	—	—	(8)	7,977
SBA secured by real estate	4,866	—	—	329	5,195
Commercial loans
Commercial and industrial	38,136	(2,179)	1,841	800	38,598
Franchise non-real estate secured	15,084	—	—	(780)	14,304
SBA non-real estate secured	565	(50)	2	(27)	490
Retail loans
Single family residential	255	—	—	(22)	233
Consumer loans	285	—	—	(24)	261
Totals	$197,752	$(2,299)	$1,853	$211	$197,517

The decrease in the ACL for loans held for investment during the three months ended March 31, 2023 of $263,000 is reflective of $3.3 million in net charge-offs, partially offset by a $3.0 million in provision for credit losses. The provision for credit losses during the three months ended March 31, 2023 can be attributed to increases associated with economic forecast and other model updates, as well as changes in asset quality, including specific reserves, offset by lower loans held for investment. Charge-offs during the three months ended March 31, 2023 were largely attributed to one CRE owner occupied lending relationship, as well as charge-offs on several loans sold in the current quarter, and charge-offs on other smaller C&I lending relationships.

The decrease in the ACL for loans held for investment during the three months ended March 31, 2022 of $235,000 was comprised of net charge-offs of $446,000, partially offset by a $211,000 provision for credit losses. The provision for credit losses for the three months ended March 31, 2022 was reflective of higher loans held for investment and growing economic uncertainties, partially offset by improved economic forecasts and asset quality.

Allowance for Credit Losses for Off-Balance Sheet Commitments

The Company maintains an ACL for off-balance sheet commitments related to unfunded loans and lines of credit, which is included in other liabilities of the consolidated statements of financial condition. The allowance for off-balance sheet commitments was $23.5 million at March 31, 2023, relatively unchanged compared to $23.6 million at December 31, 2022. The provision recapture for off-balance sheet commitments of $189,000 was attributable to lower unfunded commitments and changes in the mix of unfunded commitments between various loan segments, as well as qualitative adjustments during the quarter.

The ACL for off-balance sheet commitments was $27.5 million at March 31, 2022. The provision for credit losses on off-balance sheet commitments of $218,000 during the first quarter of 2022 can be attributed to an increase in off-balance sheet commitments during that period.

The following table summarizes the activities in the ACL for off-balance sheet commitments for the periods indicated:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2023	2022
Beginning ACL balance	$23,641	$27,290
Provision for credit losses on off-balance sheet commitments	(189)	218
Ending ACL balance	$23,452	$27,508

Note 7 – Goodwill and Other Intangible Assets

The Company had goodwill of $901.3 million at March 31, 2023 and December 31, 2022. The Company did not record any adjustments to goodwill during the three months ended March 31, 2023 and March 31, 2022.

The Company’s policy is to assess goodwill for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe the value of goodwill may be impaired. Due to the recent market volatility experienced in the banking sector, the Company assessed goodwill for impairment at March 31, 2023, by performing a quantitative assessment of goodwill as of March 31, 2023, in accordance with ASC 350-20, Intangibles - Goodwill and Other - Goodwill. The quantitative assessment was performed with the assistance of an independent third party, and the results of this assessment indicated the value of goodwill assets were not impaired as of March 31, 2023. If the recent market volatility continues, the Company may again assess goodwill for impairment prior to the fourth quarter of 2023.

Other intangible assets with definite lives were $52.4 million at March 31, 2023, consisting of $50.1 million in core deposit intangibles and $2.3 million in customer relationship intangibles. At December 31, 2022, other intangibles assets were $55.6 million, consisting of $53.2 million in core deposit intangibles and $2.4 million in customer relationship intangibles. The following table summarizes the change in the balance of core deposit intangibles and customer relationship intangibles, and the related accumulated amortization for the periods indicated below:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2023	2022
Gross amount of intangible assets:
Beginning balance	$145,212	$145,212
Additions due to acquisitions	—	—
Ending balance	145,212	145,212
Accumulated amortization:
Beginning balance	(89,624)	(75,641)
Amortization	(3,171)	(3,593)
Ending balance	(92,795)	(79,234)
Net intangible assets	$52,417	$65,978

The Company amortizes core deposit intangibles and customer relationship intangibles based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of customer relationship intangibles. The amortization periods typically range from six to eleven years. The estimated aggregate amortization expense related to our core deposit intangible and customer relationship intangible assets for each of the next five years succeeding December 31, 2022, in order from the present, is $12.3 million, $11.1 million, $10.0 million, $8.9 million, and $7.2 million. The Company’s core deposit and customer relationship intangibles are evaluated annually for impairment or more frequently if events and circumstances lead management to believe their value may not be recoverable. Factors that may ultimately attribute to impairment include customer attrition and run-off. The Company believes core deposit relationships in the current interest rate environment continue to provide a significant benefit to the Company relative to other sources of alternative funding, and thus does not believe the value of core deposit intangible assets are impaired at March 31, 2023. In addition, the Company is unaware of any events and/or circumstances that would indicate the value of customer relationship intangible assets are impaired as of March 31, 2023.

Note 8 – Subordinated Debentures

As of March 31, 2023, the Company had three subordinated notes with an aggregate carrying value of $331.4 million and a weighted interest rate of 5.31%, compared to $331.2 million with a weighted interest rate of 5.32% at December 31, 2022. The increase of $160,000 was primarily due to amortization of debt issuance costs.

The following table summarizes our outstanding subordinated debentures as of the dates indicated:

				Carrying Value
(Dollars in thousands)	Stated Maturity	Current Interest Rate	Current Principal Balance	March 31, 2023	December 31, 2022
Subordinated notes
Subordinated notes due 2024, 5.75% per annum	September 3, 2024	5.75%	$60,000	$59,821	$59,791
Subordinated notes due 2029, 4.875% per annum until May 15, 2024, 3-month LIBOR +2.5% thereafter	May 15, 2029	4.875%	125,000	123,450	123,386
Subordinated notes due 2030, 5.375% per annum until June 15, 2025, 3-month SOFR +5.170% thereafter	June 15, 2030	5.375%	150,000	148,093	148,027
Total subordinated debentures			$335,000	$331,364	$331,204

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

For additional information on the Company’s subordinated debentures, see “Note 13 — Subordinated Debentures” to the Consolidated Financial Statements of the Company’s 2022 Form 10-K.

For regulatory capital purposes, subordinated notes qualify as Tier 2 capital, subject to limitations. Per applicable Federal Reserve rules and regulations, the amount of the subordinated notes qualifying as Tier 2 regulatory capital is phased out by 20 % of the original amount of the subordinated notes in each of the five years beginning on the fifth anniversary preceding the maturity date of the subordinated notes. The regulatory total capital ratios of the Company and the Bank continued to exceed regulatory minimums, inclusive of the fully phased-in capital conservation buffer.

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

The following tables set forth the Corporation’s earnings per share calculations for the periods indicated:

	Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2023	March 31, 2022
Basic
Net income	$62,562	$66,904
Less: dividends and undistributed earnings allocated to participating securities	(823)	(685)
Net income allocated to common stockholders	$61,739	$66,219

Weighted average common shares outstanding	93,857,812	93,499,695
Basic earnings per common share	$0.66	$0.71

Diluted
Net income allocated to common stockholders	$61,739	$66,219

Weighted average common shares outstanding	93,857,812	93,499,695
Dilutive effect of share-based compensation	324,710	446,379
Weighted average diluted common shares	94,182,522	93,946,074
Diluted earnings per common share	$0.66	$0.70

Shares or stock options are excluded from the computations of diluted earnings per share when their inclusion have an anti-dilutive effect. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. For the three months ended March 31, 2023 and March 31, 2022, there were no potential common shares that were anti-dilutive.

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

Equity Warrant Assets – The Company acquired equity warrant assets as a result of the acquisition of Opus. Opus received equity warrant assets through its lending activities as part of loan origination fees. The warrants provide the Bank the right to purchase a specific number of equity shares of the underlying company’s equity at a certain price before expiration and contain net settlement terms qualifying as derivatives under ASC Topic 815. The fair value of equity warrant assets is determined using a Black-Scholes option pricing model and are classified as Level 3 within the fair value hierarchy due to the extent of unobservable inputs. The key assumptions used in determining the fair value include the exercise price of the warrants, valuation of the underlying entity's outstanding stock, expected term, risk-free interest rate, marketability discount for private company warrants, and price volatility.

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

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	March 31, 2023
	Fair Value Measurement Using			Total Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Financial assets
AFS investment securities:
U.S. Treasury	$—	$13,355	$—	$13,355
Agency	—	417,731	—	417,731
Corporate	—	508,189	—	508,189
Collateralized mortgage obligations	—	372,632	—	372,632
Mortgage-backed securities	—	800,945	—	800,945
Total AFS investment securities	$—	$2,112,852	$—	$2,112,852

Equity securities	$962	$—	$—	$962

Derivative assets:
Foreign exchange contracts	$37	$—	$—	$37
Interest rate swaps (1)	—	5,630	—	5,630
Equity warrants	—	—	412	412
Total derivative assets	$37	$5,630	$412	$6,079

Financial liabilities
Derivative liabilities:
Foreign exchange	$8	$—	$—	$8
Interest rate swaps	—	10,569	—	10,569
Total derivative liabilities	$8	$10,569	$—	$10,577
______________________________
(1) Represents amounts after the application of variation margin payments as settlements with central counterparties, where applicable. See Note 11 – Derivative Instruments for additional information.

	December 31, 2022
	Fair Value Measurement Using			Total Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Financial assets
AFS investment securities:
U.S. Treasury	$—	$47,017	$—	$47,017
Agency	—	431,438	—	431,438
Corporate	—	542,548	—	542,548
Collateralized mortgage obligations	—	764,229	—	764,229
Mortgage-backed securities	—	815,781	—	815,781
Total AFS investment securities	$—	$2,601,013	$—	$2,601,013

Equity securities (1)	$925	$—	$—	$13,526

Derivative assets:
Foreign exchange contracts	$1	$—	$—	$1
Interest rate swaps (2)	—	7,053	—	7,053
Equity warrants	—	—	1,894	1,894
Total derivative assets	$1	$7,053	$1,894	$8,948

Financial liabilities
Derivative liabilities:
Foreign exchange	$1	$—	$—	$1
Interest rate swaps	—	12,530	—	12,530
Total derivative liabilities	$1	$12,530	$—	$12,531
(1) Includes equity securities that are measured at net asset value per share (or its equivalent) as a practical expedient of $12.6 million at December 31, 2022 and are excluded from the fair value hierarchy.
(2) Represents amounts after the application of variation margin payments as settlements with central counterparties, where applicable. See Note 11 – Derivative Instruments for additional information.

The following table is a reconciliation of the fair value of the equity warrants that are classified as Level 3 and measured on a recurring basis as of:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2023	2022
Beginning balance	$1,894	$1,889
Change in fair value (1)	(20)	19
Net exercise	(1,462)	—
Ending balance	$412	$1,908
______________________________
(1) The changes in fair value are included in other income on the consolidated statement of income.

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a recurring basis at the dates indicated.

	March 31, 2023
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Equity warrants	$412	Black-Scholes option pricing model	Volatility Risk free interest rate Marketability discount	35.00% 3.94% 5.50%	35.00% 3.94% 5.50%	35.00% 3.94% 5.50%

	December 31, 2022
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Equity warrants	$1,894	Black-Scholes option pricing model	Volatility Risk free interest rate Marketability discount	30.00% 4.32% 6.00%	35.00% 4.41% 16.00%	31.14% 4.39% 13.60%

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

The fair value of individually evaluated collateral dependent loans and other real estate owned were determined using Level 3 assumptions, and represents individually evaluated loan for which a specific reserve has been established or on which a write down has been taken. For real estate loans, generally, the Company obtains third party appraisals (or property valuations) and/or collateral audits in conjunction with internal analysis based on historical experience on its individually evaluated loans and other real estate owned to determine fair value. In determining the net realizable value of the underlying collateral for individually evaluated loans, the Company then discounts the valuation to cover both market price fluctuations and selling costs, typically ranging from 7% to 10% of the collateral value, that the Company expects would be incurred in the event of foreclosure. In addition to the discounts taken, the Company’s calculation of net realizable value considered any other senior liens in place on the underlying collateral. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions, and management’s expertise and knowledge of the client and client’s business.

At March 31, 2023, the Company’s individually evaluated collateral dependent loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisals available to management. The Company completed partial charge-offs on certain individually evaluated loans based on recent real estate or property appraisals and recorded the related reserves where applicable during the three months ended March 31, 2023.

The following table presents our assets measured at fair value on a nonrecurring basis at the dates indicated.

	March 31, 2023
	Fair Value Measurement Using			Total Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Financial assets
Collateral dependent loans	$—	$—	$985	$985
Other real estate owned	—	—	5,499	5,499
Total assets	$—	$—	$6,484	$6,484

	December 31, 2022
	Fair Value Measurement Using			Total Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Financial assets
Collateral dependent loans	$—	$—	$3,180	$3,180
The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at the dates indicated.

	March 31, 2023
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Investor loans secured by real estate
Multifamily	$985	Fair value of collateral	Cost to sell	7.00%	7.00%	7.00%
Total individually evaluated loans	$985
Other real estate owned	5,499	Fair value of property	Cost to sell	6.00%	6.00%	6.00%
Total assets	$6,484

	December 31, 2022
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Commercial loans
Commercial and industrial	3,180	Fair value of collateral	Collateral discount and cost to sell	6.00%	6.00%	6.00%
Total individually evaluated loans	$3,180
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.

Fair Values of Financial Instruments

The fair value estimates presented herein are based on pertinent information available to management as of the dates indicated, representing an exit price.

	At March 31, 2023
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets
Cash and cash equivalents	$1,424,896	$1,424,896	$—	$—	$1,424,896
Interest-bearing time deposits with financial institutions	1,734	1,734	—	—	1,734
HTM investment securities	1,749,030	—	1,496,494	—	1,496,494
AFS investment securities	2,112,852	—	2,112,852	—	2,112,852
Equity securities	962	962	—	—	962
Loans held for sale	1,247	—	1,296	—	1,296
Loans held for investment, net	14,171,784	—	—	13,412,607	13,412,607
Derivative assets (1)	6,079	37	5,630	412	6,079
Accrued interest receivable	69,660	—	69,660	—	69,660
Liabilities
Deposit accounts	$17,207,810	$—	$17,204,363	$—	$17,204,363
FHLB advances	800,000	—	788,132	—	788,132
Subordinated debentures	331,364	—	325,170	—	325,170
Derivative liabilities	10,577	8	10,569	—	10,577
Accrued interest payable	23,261	—	23,261	—	23,261
______________________________
(1) Represents amounts after the application of variation margin payments as settlements with central counterparties, where applicable. See Note 11 – Derivative Instruments for additional information.

	At December 31, 2022
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets
Cash and cash equivalents	$1,101,249	$1,101,249	$—	$—	$1,101,249
Interest-bearing time deposits with financial institutions	1,734	1,734	—	—	1,734
HTM investment securities	1,388,103	—	1,097,096	—	1,097,096
AFS investment securities	2,601,013	—	2,601,013	—	2,601,013
Equity securities (1)	13,526	925	—	—	13,526
Loans held for sale	2,643	—	2,755	—	2,755
Loans held for investment, net	14,676,298	—	—	13,846,403	13,846,403
Derivative assets (2)	8,948	1	7,053	1,894	8,948
Accrued interest receivable	73,784	—	73,784	—	73,784
Liabilities
Deposit accounts	$17,352,401	$—	$17,334,219	$—	$17,334,219
FHLB advances	1,000,000	—	982,695	—	982,695
Subordinated debentures	331,204	—	327,609	—	327,609
Derivative liabilities	12,531	1	12,530	—	12,531
Accrued interest payable	14,661	—	14,661	—	14,661
______________________________
(1) Includes equity securities that are measured at net asset value per share (or its equivalent) as a practical expedient of $12.6 million at December 31, 2022 and are excluded from the fair value hierarchy.
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

Derivatives Designated as Hedging Instruments

Fair Value Hedges – The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. The Company entered into pay-fixed and receive-floating interest rate swaps associated with certain fixed rate loans, primarily commercial real estate loans, to manage its exposure to changes in fair value on these instruments attributable to changes in the designated SOFR benchmark interest rate. These interest rate swaps are designated as fair value hedges using the portfolio layer method. The Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The fair value hedges are recorded as components of other assets and other liabilities in the Company’s consolidated statements of financial condition. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income in the Company’s consolidated statements of income. At March 31, 2023 and December 31, 2022, interest rate swaps with an aggregate notional amount of $1.20 billion were designated as fair value hedges.

The following amounts were recorded on the consolidated statement of financial condition related to cumulative basis adjustment for fair value hedges as of the dates indicated:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Loans held for investment (1)	$1,149,995	$1,138,074	$(50,005)	$(61,926)
Total	$1,149,995	$1,138,074	$(50,005)	$(61,926)
______________________________
(1) These amounts were included in the amortized cost basis of closed portfolios of loans held for investment used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At March 31, 2023 and December 31, 2022, the amortized cost basis of the closed portfolios used in these hedging relationships was $3.27 billion and $3.35 billion, respectively, the cumulative basis adjustments associated with these hedging relationships was $(50.0) million and $(61.9) million, respectively; and the amounts of the designated hedged items were $1.20 billion and $1.20 billion, respectively.

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

Equity Warrant Assets – The Company acquired equity warrant assets as a result of the acquisition of Opus. Opus received equity warrant assets through its lending activities, which were accounted for as loan origination fees. The warrants provide the Bank the right to purchase a specific number of equity shares of the underlying company’s equity at a certain price before expiration and contain net settlement terms qualifying as derivatives under ASC Topic 815. The Company no longer has loans associated with these borrowers. Changes in the fair value of the warrants are recognized as a component of noninterest income with a corresponding offset within other assets. The total fair value of the warrants was $412,000 and $1.9 million in other assets as of March 31, 2023 and December 31, 2022, respectively. The remaining warrant expires on July 28, 2025.

The following tables summarize the Company's derivative instruments included in “other assets” and “other liabilities” in the consolidated statements of financial condition as of the dates indicated:

	March 31, 2023
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments designated as hedging instruments:
Fair value hedge - interest rate swap contracts	$900,000	$52,195	$300,000	$24
Total derivative designated as hedging instruments	900,000	52,195	300,000	24
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	1,913	37	2,197	8
Interest rate swaps contracts	110,599	10,067	110,599	10,068
Equity warrants	—	412	—	—
Total derivative not designated as hedging instruments	112,512	10,516	112,796	10,076
Total derivatives	$1,012,512	62,711	$412,796	10,100

Netting adjustments - cleared positions (1)		56,632		477
Total derivatives in the Balance Sheet		$6,079		$10,577
______________________________
(1) Netting adjustments represents the variation margin payments that are considered legal settlements of derivative exposure and applied to net the fair value of the respective derivative contracts in accordance with the applicable accounting guidance on the settle-to-market rule for cleared derivatives.

	December 31, 2022
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments designated as hedging instruments:
Fair value hedge - interest rate swap contracts	$900,000	$63,710	$300,000	$72
Total derivative designated as hedging instruments	900,000	63,710	300,000	72
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	22	1	143	1
Interest rate swaps contracts	112,124	12,524	112,124	12,525
Equity warrants	—	1,894	—	—
Total derivative not designated as hedging instruments	112,146	14,419	112,267	12,526
Total derivatives	$1,012,146	$78,129	$412,267	$12,598

Netting adjustments - cleared positions (1)		69,181		67
Total derivatives in the Balance Sheet		$8,948		$12,531
______________________________
(1) Netting adjustments represents the variation margin payments that are considered legal settlements of derivative exposure and applied to net the fair value of the respective derivative contracts in accordance with the applicable accounting guidance on the settle-to-market rule for cleared derivatives.

The following table presents the effect of fair value hedge accounting on the consolidated statements of income:

		Three Months Ended
(Dollars in thousands)	Location of Gain (Loss) Recognized in Income on Derivative Instruments	March 31, 2023	March 31, 2022
Gain (loss) on fair value hedging relationships:
Hedged items	Interest Income	$11,921	$(33,924)
Derivatives designated as hedging instruments	Interest Income	(3,586)	32,257

The following table summarizes the effect of the derivatives not designated as hedging instruments in the consolidated statements of income.

(Dollars in thousands)		Three Months Ended
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income on Derivative Instruments	March 31, 2023	March 31, 2022
Foreign exchange contracts	Other income	$220	$46
Interest rate products	Other income	—	1
Equity warrants	Other income	(251)	19
Total		$(31)	$66

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

Financial instruments that are eligible for offset in the consolidated statements of financial condition as of the periods indicated are presented below:

				Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
(Dollars in thousands)	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition	Financial Instruments (2)	Cash Collateral (3)	Net Amount
March 31, 2023
Derivative assets:
Interest rate swaps	$5,630	$—	$5,630	$—	$(4,720)	$910
Total	$5,630	$—	$5,630	$—	$(4,720)	$910

Derivative liabilities:
Interest rate swaps	$10,569	$—	$10,569	$—	$—	$10,569
Total	$10,569	$—	$10,569	$—	$—	$10,569

December 31, 2022
Derivative assets:
Interest rate swaps	$7,053	$—	$7,053	$—	$(5,440)	$1,613
Total	$7,053	$—	$7,053	$—	$(5,440)	$1,613

Derivative liabilities:
Interest rate swaps	$12,530	$—	$12,530	$—	$—	$12,530
Total	$12,530	$—	$12,530	$—	$—	$12,530
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

Note 13 – Variable Interest Entities

The Company is involved with VIEs through its loan securitization activities and affordable housing investments that qualify for the low-income housing tax credit (“LIHTC”). The Company has determined that its interests in these entities meet the definition of variable interests.

As of March 31, 2023 and December 31, 2022, the Company determined it was not the primary beneficiary of the VIEs and did not consolidate its interests in VIEs. The following table provides a summary of the carrying amount of assets and liabilities in the Company’s consolidated statements of financial condition and maximum exposure to loss as of March 31, 2023 and December 31, 2022 that relate to variable interests in non-consolidated VIEs.

	March 31, 2023			December 31, 2022
(Dollars in thousands)	Maximum Loss	Assets	Liabilities	Maximum Loss	Assets	Liabilities
Multifamily loan securitization:
Investment securities (1)	$53,716	$53,716	$—	$56,784	$56,784	$—
Reimbursement obligation (2)	50,901	—	334	50,901	—	334
Affordable housing partnership:
Other investments (3)	54,350	69,564	—	60,531	75,959	—
Unfunded equity commitments (2)	—	—	15,214	—	—	15,428
Total	$158,967	$123,280	$15,548	$168,216	$132,743	$15,762
______________________________
(1) Included in investment securities AFS on the consolidated statement of financial condition.
(2) Included in accrued expenses and other liabilities on the consolidated statement of financial condition.
(3) Included in other assets on the consolidated statement of financial condition.

Multifamily Loan Securitization

With respect to the securitization transaction with Freddie Mac discussed in Note 5 – Loans Held for Investment, the Company’s variable interests reside with the underlying Freddie Mac-issued guaranteed, structured pass-through certificates that were held as AFS investment securities at fair value as of March 31, 2023. Additionally, the Company has variable interests through a reimbursement agreement executed by Freddie Mac that obligates the Company to reimburse Freddie Mac for any defaulted contractual principal and interest payments identified after the ultimate resolution of the defaulted loans. Such reimbursement obligations are not to exceed 10% of the original principal amount of the loans comprising the securitization pool.

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

We believe that our maximum exposure to loss as a result of our involvement with the VIE associated with the securitization is the carrying value of the investment securities issued by Freddie Mac and purchased by the Company. Additionally, our maximum exposure to loss under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $50.9 million. Based upon our analysis of quantitative and qualitative data over the underlying loans included in the securitization pool, as of March 31, 2023 and December 31, 2022, our reserve for estimated losses with respect to the reimbursement obligation was $334,000.

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

The Company’s maximum exposure to loss, exclusive of any potential realization of tax credits, is equal to the commitments invested, adjusted for amortization. The amount of unfunded commitments was included in the investments recognized as assets with a corresponding liability. The table above summarizes the amount of tax credit investments held as assets, the amount of unfunded commitments held as liabilities, and the maximum exposure to loss as of March 31, 2023 and December 31, 2022, respectively.

Note 14 – Subsequent Events

Quarterly Cash Dividend

On April 24, 2023, the Corporation’s Board of Directors declared a cash dividend of $0.33 per share, payable on May 15, 2023 to stockholders of record as of May 8, 2023.

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
•Recent adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity, and regulatory responses to these developments;
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
•The impact of recent or future changes in Federal Deposit Insurance Corporation (the “FDIC”) insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount;
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

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking information and statements to reflect actual results or changes in the factors affecting the forward-looking information and statements. For information on the factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our 2022 Form 10-K in addition to Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q and other reports as filed with the SEC.

Forward-looking information and statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us. Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov.

GENERAL

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition, results of operations, liquidity, and capital resources. This discussion should be read in conjunction with our 2022 Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023.

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

Our corporate headquarters is located in Irvine, California. At March 31, 2023, we primarily conduct business throughout the Western Region of the United States from our 59 full-service depository branches located in Arizona, California, Nevada, and Washington.

As a result of our organic and strategic growth strategy we have developed a variety of banking products and services within our targeted markets in the Western United States tailored to small- and middle-market businesses, corporations, including the owners and employees of those businesses, professionals, entrepreneurs, real estate investors, and non-profit organizations, as well as consumers in the communities we serve. Through our branches and our website, www.ppbi.com, we provide a wide array of banking products and services such as: various types of deposit accounts, digital banking, treasury management services, online bill payment, and a wide array of loan products, including commercial business loans, lines of credit, SBA loans, commercial real estate loans, agribusiness loans, franchise lending, home equity lines of credit, and construction loans throughout the Western United States in major metropolitan markets within Arizona, California, Nevada, Oregon, and Washington. We also enhanced nationwide specialty banking products and services for Homeowners’ Associations (“HOA”) and HOA management companies, as well as experienced owner-operator franchisees in the QSR industry. We have expanded our specialty products and services offerings to include commercial escrow and exchange services through our Commerce Escrow division, which facilitates commercial escrow services and tax-deferred commercial real estate exchanges under Section 1031 of the Internal Revenue Code, as well as custodial and maintenance services through our Pacific Premier Trust division, which serves as a custodian for self-directed IRAs as well as certain accounts that do not qualify as IRAs pursuant to the Internal Revenue Code.

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

RECENT DEVELOPMENTS

While economic conditions have generally improved since the onset of the COVID-19 pandemic in early 2020, such as with favorable trends in employment metrics and increased economic activity, the strong demand for goods and services in recent years in conjunction with supply chain constraints have contributed to higher levels of inflation throughout the U.S. economy, including within the Company’s market area. Inflation has resulted in higher prices for food, energy, housing, and various supply chain inputs, among others. These inflationary pressures persisted throughout 2022 and into 2023, resulting in higher costs for consumers and businesses. To address the persistent levels of inflation, the Federal Open Market Committee (“FOMC”) has taken steps to tighten monetary policy through a cumulative 475 basis point increase to the federal funds rate since March 2022, as well as by beginning to reduce the size of the Federal Reserve’s balance sheet. The FOMC has stated that it remains committed to monetary policy measures that are designed to bring inflation down. The full extent of these measures, including future actions taken by the FOMC, on the Company’s business are uncertain. While increases in interest rates have generally resulted in higher levels of interest income for the Company, they may also reduce economic activity overall or result in recessionary conditions in future periods. During March 2023, two large U.S. banks, Silicon Valley Bank and Signature Bank, were placed in receivership by regulators, creating significant industry-wide market turmoil as well as concerns about the health of the overall banking system. Should these ongoing economic pressures persist, we anticipate it could have an impact on the following:

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

•ACL - The Company is required to record credit losses on certain financial assets in accordance with the CECL model stipulated under ASC 326, which is highly dependent upon expectations of future economic conditions and requires management judgment. Should expectations of future economic conditions deteriorate, the Company may be required to increase the ACL through additional provisions for credit losses.

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

•Accumulated other comprehensive income (loss) - Unrealized gains and losses on AFS investment securities are recognized in stockholders’ equity as accumulated other comprehensive income (loss). If economic conditions deteriorate, and/or if the interest rates continue to increase, the valuation of the Company’s AFS investment securities could be negatively impacted, which may lead to increases in other comprehensive loss, the potential for credit losses, decreases to the Company’s stockholders’ equity, and declines in the Company’s tangible book value per share. “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis. Rising interest rates would also decrease the value of the Company’s HTM investment securities and increase the unrealized losses embedded in these securities.

•Deposits and deposit costs - Given the expectation for further rate increases by the FOMC in the near future, it is likely that deposit costs will continue to increase. In connection with high-profile bank failures, if the adverse developments and significant market volatility continue in the Banking sector, it may become more challenging for the Company to retain and attract deposit relationships.

•Liquidity - Consistent with our prudent, proactive approach to liquidity management, we may take certain actions to further enhance our liquidity, including but not limited to, increasing our FHLB borrowings, increasing our brokered deposits, or obtaining borrowing from the Federal Reserve’s discount window or the Bank Term Funding Program. Additional liquidity could be obtained by liquidating loans and AFS investment securities. In the event that we liquidate AFS securities having an unrealized loss position, those losses would become realized. While the Company does not currently intend to sell HTM securities, if the Company were required to sell such securities to meet liquidity needs, it may recognize the unrealized losses.

The Company continues to focus on serving its customers and communities, maintaining the well-being of its employees, and executing its strategic initiatives. The Company continues to monitor the economic environment, including recent disruptions in the banking sector, and will make changes as appropriate.

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Certain accounting policies require management to make estimates and assumptions that involve a significant level of estimation uncertainty and are reasonably likely to have a material impact on the carrying value of certain assets and liabilities as well as the Company’s results of operations, which management considers to be critical accounting policies. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of the Company’s assets and liabilities as well as the Company’s results of operations in future reporting periods. The Company’s critical accounting policies consist of the allowance for credit losses on loans and off-balance sheet commitments. Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2022 Form 10-K for additional discussion concerning this critical accounting policy. Also, our significant accounting policies are described in Note 1. Description of Business and Summary of Significant Accounting Policies to the consolidated financial statements in our 2022 Form 10-K.

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

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2023	2022	2022
Net income	$62,562	$73,673	$66,904
Plus: amortization of intangible assets expense	3,171	3,440	3,592
Less: amortization of intangible assets expense tax adjustment (1)	901	978	1,025
Net income for average tangible common equity	$64,832	$76,135	$69,471

Average stockholders’ equity	$2,822,392	$2,751,161	$2,864,387
Less: average intangible assets	54,310	57,624	68,157
Less: average goodwill	901,312	901,312	901,312
Average tangible common equity	$1,866,770	$1,792,225	$1,894,918

Return on average equity	8.87%	10.71%	9.34%
Return on average tangible common equity	13.89%	16.99%	14.66%
______________________________
(1) Amortization of intangible assets expense adjusted by statutory tax rate.

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

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Total stockholders’ equity	$2,831,161	$2,798,389
Less: intangible assets	953,729	956,900
Tangible common equity	$1,877,432	$1,841,489

Total assets	$21,361,564	$21,688,017
Less: intangible assets	953,729	956,900
Tangible assets	$20,407,835	$20,731,117

Tangible common equity ratio	9.20%	8.88%

Common shares issued and outstanding	95,714,777	95,021,760

Book value per share	$29.58	$29.45
Less: intangible book value per share	9.96	10.07
Tangible book value per share	$19.61	$19.38

For periods presented below, efficiency ratio is a non-GAAP financial measure derived from GAAP-based amounts. This figure represents the ratio of noninterest expense less amortization of intangible assets and other real estate owned operations, where applicable, to the sum of net interest income before provision for loan losses and total noninterest income less gain on sales of investment securities. Management believes that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business.

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2023	2022	2022
Total noninterest expense	$101,352	$99,182	$97,648
Less: amortization of intangible assets	3,171	3,440	3,592
Less: other real estate owned operations, net	108	—	—
Noninterest expense, adjusted	$98,073	$95,742	$94,056

Net interest income before provision for credit losses	$168,610	$181,396	$161,839
Add: total noninterest income	21,186	20,497	25,894
Less: net gain from sales of investment securities	138	—	2,134
Revenue, adjusted	$189,658	$201,893	$185,599

Efficiency ratio	51.7%	47.4%	50.7%

Pre-provision net revenue is a non-GAAP financial measure derived from GAAP-based amounts. We calculate the pre-provision net revenue by excluding income tax and provision for credit losses from net income. Management believes that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business and a consistent comparison to the financial results of prior periods.

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2023	2022	2022
Interest income	$221,343	$217,781	$168,546
Interest expense	52,733	36,385	6,707
Net interest income	168,610	181,396	161,839
Noninterest income	21,186	20,497	25,894
Revenue	189,796	201,893	187,733
Noninterest expense	101,352	99,182	97,648
Pre-provision net revenue	$88,444	$102,711	$90,085
Pre-provision net revenue (annualized)	$353,776	$410,844	$360,340

Average assets	$21,684,873	$21,728,933	$20,956,791

Pre-provision net revenue to average assets	0.41%	0.47%	0.43%
Pre-provision net revenue to average assets (annualized)	1.63%	1.89%	1.72%

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

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2023	2022	2022
Total deposits interest expense	$40,234	$25,865	$1,673
Less: certificates of deposit interest expense	7,775	3,941	530
Less: brokered deposits interest expense	13,056	9,965	1
Core deposits expense	$19,403	$11,959	$1,142

Total average deposits	$17,324,442	$17,608,783	$17,280,306
Less: average certificates of deposit	1,206,966	975,958	1,047,451
Less: average brokered deposits	1,443,827	1,283,567	5,553
Average core deposits	$14,673,649	$15,349,258	$16,227,302

Cost of core deposits	0.54%	0.31%	0.03%

RESULTS OF OPERATIONS

The following table presents the components of results of operations, share data, and performance ratios for the periods indicated:

	Three Months Ended
(Dollar in thousands, except per share data and	March 31,	December 31,	March 31,
percentages)	2023	2022	2022
Operating data
Interest income	$221,343	$217,781	$168,546
Interest expense	52,733	36,385	6,707
Net interest income	168,610	181,396	161,839
Provision for credit losses	3,016	2,838	448
Net interest income after provision for credit losses	165,594	178,558	161,391
Net gain from sales of loans	29	151	1,494
Other noninterest income	21,157	20,346	24,400
Noninterest expense	101,352	99,182	97,648
Net income before income taxes	85,428	99,873	89,637
Income tax expense	22,866	26,200	22,733
Net income	$62,562	$73,673	$66,904
Pre-provision net revenue (3)	$88,444	$102,711	$90,085
Share data
Earnings per share:
Basic	$0.66	$0.78	$0.71
Diluted	0.66	0.77	0.70
Common equity dividends declared per share	0.33	0.33	0.33
Dividend payout ratio (1)	50.17%	42.56%	46.60%
Book value per share	$29.58	$29.45	$29.31
Tangible book value per share (2)	19.61	19.38	19.12
Performance ratios
Return on average assets (3)	1.15%	1.36%	1.28%
Return on average equity (3)	8.87	10.71	9.34
Return on average tangible common equity (2)(3)	13.89	16.99	14.66
Pre-provision net revenue on average assets (2)(3)	1.63	1.89	1.72
Net interest margin	3.44	3.61	3.41
Cost of deposits	0.94	0.58	0.04
Average equity to average assets	13.02	12.66	13.67
Efficiency ratio (2)	51.7	47.4	50.7
______________________________
(1) Dividend payout ratio is defined as common equity dividends declared per share divided by basic earnings per share.
(2) Reconciliations of the non-GAAP measures are set forth in the Non-GAAP Measures section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.
(3) Ratio is annualized.

In the first quarter of 2023, we reported net income of $62.6 million, or $0.66 per diluted share. This compares with net income of $73.7 million, or $0.77 per diluted share, for the fourth quarter of 2022. The decrease in net income was primarily due to a $12.8 million decrease in net interest income, a $2.2 million increase in noninterest expense and a $178,000 increase in provision for credit losses, partially offset by a $3.3 million decrease in income tax expense and a $689,000 increase in noninterest income.

Net income of $62.6 million, or $0.66 per diluted share, for the first quarter of 2023 compares to net income for the first quarter of 2022 of $66.9 million, or $0.70 per diluted share. The decrease in net income was primarily due to a $4.7 million decrease in noninterest income, a $3.7 million increase in noninterest expense, and a $2.6 million increase in provision for credit losses, partially offset by a $6.8 million increase in net interest income.

For the first quarter of 2023, the Company’s return on average assets was 1.15%, return on average equity was 8.87%, and return on average tangible common equity was 13.89%, compared to 1.36%, 10.71%, and 16.99%, respectively, for the fourth quarter of 2022, and 1.28%, 9.34%, and 14.66%, respectively, for the first quarter of 2022. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Net interest income totaled $168.6 million in the first quarter of 2023, a decrease of $12.8 million, or 7.0%, from the fourth quarter of 2022. The decrease in net interest income was primarily attributable to a higher cost of funds reflecting an increase in deposit pricing as a result of the higher interest rate environment, an increase in brokered certificates of deposit as part of our liquidity management strategy, and two fewer days of interest, partially offset by higher yields on average interest-earning assets.

The net interest margin for the first quarter of 2023 decreased 17 basis points to 3.44%, from 3.61% in the prior quarter. The lower net interest margin was due to higher cost of funds, partially offset by higher yields on interest-earning assets.

Net interest income for the first quarter of 2023 increased $6.8 million, or 4.2%, compared to the first quarter of 2022. The increase was attributable to higher yields on average interest-earning assets, partially offset by a higher cost of funds, higher average interest-bearing liabilities, and lower loan-related fees and accretion income as a result of decreased prepayment activity.

The following table presents the net interest margin, average balances calculated based on daily average, interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, and the average yield/rate by asset and liability component for the periods indicated:

	Average Balance Sheet
	Three Months Ended
	March 31, 2023			December 31, 2022			March 31, 2022
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$1,335,611	$13,594	4.13%	$1,015,197	$8,636	3.37%	$322,236	$90	0.11%
Investment securities	4,165,681	26,791	2.57%	4,130,042	24,688	2.39%	4,546,408	17,852	1.57%
Loans receivable, net (1)(2)	14,394,775	180,958	5.10%	14,799,417	184,457	4.94%	14,371,588	150,604	4.25%
Total interest-earning assets	19,896,067	221,343	4.51%	19,944,656	217,781	4.33%	19,240,232	168,546	3.55%
Noninterest-earning assets	1,788,806			1,784,277			1,716,559
Total assets	$21,684,873			$21,728,933			$20,956,791
Liabilities and equity
Interest-bearing deposits:
Interest checking	$3,008,712	$5,842	0.79%	$3,320,146	$3,752	0.45%	$3,537,824	$229	0.03%
Money market	4,992,084	13,053	1.06%	4,998,726	7,897	0.63%	5,343,973	888	0.07%
Savings	453,079	508	0.45%	443,016	310	0.28%	422,186	26	0.02%
Retail certificates of deposit	1,206,966	7,775	2.61%	975,958	3,941	1.60%	1,047,451	530	0.21%
Wholesale/brokered certificates of deposit	1,443,783	13,056	3.67%	1,283,537	9,965	3.08%	—	—	—%
Total interest-bearing deposits	11,104,624	40,234	1.47%	11,021,383	25,865	0.93%	10,351,434	1,673	0.07%
FHLB advances and other borrowings	987,817	7,938	3.26%	826,125	5,960	2.86%	225,250	474	0.85%
Subordinated debentures	331,297	4,561	5.51%	331,133	4,560	5.51%	330,629	4,560	5.52%
Total borrowings	1,319,114	12,499	3.83%	1,157,258	10,520	3.62%	555,879	5,034	3.63%
Total interest-bearing liabilities	12,423,738	52,733	1.72%	12,178,641	36,385	1.19%	10,907,313	6,707	0.25%
Noninterest-bearing deposits	6,219,818			6,587,400			6,928,872
Other liabilities	218,925			211,731			256,219
Total liabilities	18,862,481			18,977,772			18,092,404
Stockholders’ equity	2,822,392			2,751,161			2,864,387
Total liabilities and equity	$21,684,873			$21,728,933			$20,956,791
Net interest income		$168,610			$181,396			$161,839

Net interest margin (3)			3.44%			3.61%			3.41%
Cost of deposits (4)			0.94%			0.58%			0.04%
Cost of funds (5)			1.15%			0.77%			0.15%
Cost of core deposits (6)			0.54%			0.31%			0.03%
Ratio of interest-earning assets to interest-bearing liabilities			160.15%			163.77%			176.40%
______________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums, and the basis adjustment of certain loans included in fair value hedging relationships, where applicable.
(2) Interest income includes net discount accretion of $2.5 million, $3.5 million, and $5.9 million, respectively.
(3) Represents annualized net interest income divided by average interest-earning assets.
(4) Represents annualized interest expense on deposits divided by the sum of average interest-bearing deposits and noninterest-bearing deposits.
(5) Represents annualized total interest expense divided by the sum of average total interest-bearing liabilities and noninterest-bearing deposits.
(6) Reconciliation of the “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
•Changes in days in a period (changes in days in a period multiplied by daily interest; no changes in days for comparisons of the three months ended March 31, 2023 to the three months ended March 31, 2022);
•Changes in interest rates (changes in interest rates multiplied by prior volume and includes the recognition of discounts/premiums and deferred fees/costs); and
•The net change or the combined impact of volume, days in a period, and rate changes allocated proportionately to changes in volume, days in a period, and changes in interest rates.

	Three Months Ended March 31, 2023
	Compared to
	Three Months Ended December 31, 2022
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Days	Rate	Net
Interest-earning assets
Cash and cash equivalents	$3,081	$(302)	$2,179	$4,958
Investment securities	215	—	1,888	2,103
Loans receivable, net	(3,879)	(4,021)	4,401	(3,499)
Total interest-earning assets	(583)	(4,323)	8,468	3,562
Interest-bearing liabilities
Interest checking	(314)	(130)	2,534	2,090
Money market	(10)	(290)	5,456	5,156
Savings	7	(11)	202	198
Retail certificates of deposit	1,092	(173)	2,915	3,834
Wholesale/brokered certificates of deposit	1,339	(290)	2,042	3,091
FHLB advances and other borrowings	1,259	(176)	895	1,978
Subordinated debentures	1	—	—	1
Total interest-bearing liabilities	3,374	(1,070)	14,044	16,348
Decrease in net interest income	$(3,957)	$(3,253)	$(5,576)	$(12,786)

	Three Months Ended March 31, 2023
	Compared to
	Three Months Ended March 31, 2022
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net
Interest-earning assets
Cash and cash equivalents	$1,085	$12,419	$13,504
Investment securities	(1,352)	10,291	8,939
Loans receivable, net	243	30,111	30,354
Total interest-earning assets	(24)	52,821	52,797
Interest-bearing liabilities
Interest checking	(24)	5,637	5,613
Money market	(58)	12,223	12,165
Savings	2	480	482
Retail certificates of deposit	90	7,155	7,245
Wholesale/brokered certificates of deposit	13,056	—	13,056
FHLB advances and other borrowings	4,093	3,371	7,464
Subordinated debentures	9	(8)	1
Total interest-bearing liabilities	17,168	28,858	46,026
(Decrease) Increase in net interest income	$(17,192)	$23,963	$6,771
Provision for Credit Losses

For the first quarter of 2023, the Company recorded a $3.0 million provision expense for credit losses, compared to a $2.8 million provision expense during the fourth quarter of 2022, and a $448,000 provision expense during the first quarter of 2022. The provision expense for loans during the first quarter of 2023 can be attributed to increases associated with economic forecast and other model updates, as well as changes in asset quality, including specific reserves, offset by lower loans held for investment. The provision recapture for off-balance sheet commitments was attributable to lower unfunded commitments and changes in the mix of unfunded commitments between various loan segments, as well as qualitative adjustments during the quarter. The provision expense for HTM investment securities was impacted by the weighted macroeconomic forecasts on HTM investment securities classified as municipal bonds during the quarter.

The provision expense for the fourth quarter of 2022 was comprised of a $3.9 million provision expense for loan losses, a $1.0 million provision recapture for unfunded commitments, and a $48,000 provision recapture for HTM investment securities. The provision expense for loans during the fourth quarter of 2022 was largely impacted by changes to the overall size, composition, and asset quality trends of the loan portfolio. The recapture of the provision for unfunded commitments was reflective of favorable changes in the mix of unfunded commitments between various loan segments, as well as qualitative adjustments during the fourth quarter of 2022. The provision expense for the first quarter of 2022 was comprised of a $211,000 provision expense for loan losses, a $218,000 provision expense for unfunded commitments, and a $19,000 provision expense for HTM investment securities.

Net loan charge-offs for the three months ended March 31, 2023 totaled $3.3 million, compared with net loan charge-offs of $3.8 million for the three months ended December 31, 2022, and net loan charge-offs of $446,000 for the three months ended March 31, 2022.

	Three Months Ended			Variance From
	March 31,	December 31,	March 31,	December 31, 2022		March 31, 2022
(Dollars in thousands)	2023	2022	2022	$	%	$	%
Provision for credit losses
Provision for loan losses	$3,021	$3,899	$211	$(878)	(22.5)%	$2,810	1331.8%
Provision for unfunded commitments	(189)	(1,013)	218	824	(81.3)%	(407)	(186.7)%
Provision for HTM securities	184	(48)	19	232	(483.3)%	165	868.4%
Total provision for credit losses	$3,016	$2,838	$448	$178	6.3%	$2,568	573.2%

Noninterest Income

The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended			Variance From
	March 31,	December 31,	March 31,	December 31, 2022		March 31, 2022
(Dollars in thousands)	2023	2022	2022	$	%	$	%
Noninterest income
Loan servicing income	$573	$346	$419	$227	65.6%	$154	36.8%
Service charges on deposit accounts	2,629	2,689	2,615	(60)	(2.2)%	14	0.5%
Other service fee income	296	295	367	1	0.3%	(71)	(19.3)%
Debit card interchange fee income	803	1,048	836	(245)	(23.4)%	(33)	(3.9)%
Earnings on bank owned life insurance	3,374	3,359	3,221	15	0.4%	153	4.8%
Net gain from sales of loans	29	151	1,494	(122)	(80.8)%	(1,465)	(98.1)%
Net (loss) gain from sales of investment securities	138	—	2,134	138	—%	(1,996)	(93.5)%
Trust custodial account fees	11,025	9,722	11,579	1,303	13.4%	(554)	(4.8)%
Escrow and exchange fees	1,058	1,282	1,661	(224)	(17.5)%	(603)	(36.3)%
Other income	1,261	1,605	1,568	(344)	(21.4)%	(307)	(19.6)%
Total noninterest income	$21,186	$20,497	$25,894	$689	3.4%	$(4,708)	(18.2)%
Noninterest income for the first quarter of 2023 was $21.2 million, an increase of $689,000, or 3.4% from the fourth quarter of 2022. The increase was primarily due to a $1.3 million increase in trust custodial account fees driven by seasonal, annual tax fees earned during the first quarter. Additionally, the Bank sold $304.2 million of investment securities for a net gain of $138,000 during the first quarter of 2023 to provide additional liquidity. These increases were offset in part by a $344,000 decrease in other income, which was driven by lower recoveries on pre-acquisition charged-off loans, partially offset by CRA investment income, as well as a $245,000 decrease in debit card interchange fee income, and a $224,000 decrease in escrow and exchange fees.

During the first quarter of 2023, the Bank sold $753,000 of Small Business Administration (“SBA”) loans for a net gain of $29,000 and $6.5 million of nonperforming loans for no gain, compared to the sales of $3.6 million of SBA loans for a net gain of $151,000 and $6.4 million of other loans for no gain in the fourth quarter of 2022.

Noninterest income for the first quarter of 2023 decreased $4.7 million, or 18.2%, compared to the first quarter of 2022. The decrease was primarily due to a $2.0 million decrease in net gain from sales of investment securities, a $1.5 million decrease in net gain from loan sales, a $603,000 decrease in escrow and exchange fees attributable to the lower transaction activity in the commercial real estate market, a $554,000 decrease in trust custodial account fees resulting primarily from a decrease in the market value of custodial assets, and a $307,000 decrease in other income.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended			Variance From
	March 31,	December 31,	March 31,	December 31, 2022		March 31, 2022
(Dollars in thousands)	2023	2022	2022	$	%	$	%
Noninterest expense
Compensation and benefits	$54,293	$54,347	$56,981	$(54)	(0.1)%	$(2,688)	(4.7)%
Premises and occupancy	11,742	11,641	11,952	101	0.9%	(210)	(1.8)%
Data processing	7,265	6,991	5,996	274	3.9%	1,269	21.2%
Other real estate owned operations, net	108	—	—	108	100.0%	108	100.0%
FDIC insurance premiums	2,425	1,463	1,396	962	65.8%	1,029	73.7%
Legal and professional services	5,501	5,175	4,068	326	6.3%	1,433	35.2%
Marketing expense	1,838	1,985	1,809	(147)	(7.4)%	29	1.6%
Office expense	1,232	1,310	1,203	(78)	(6.0)%	29	2.4%
Loan expense	646	743	1,134	(97)	(13.1)%	(488)	(43.0)%
Deposit expense	8,436	6,770	3,751	1,666	24.6%	4,685	124.9%
Amortization of intangible assets	3,171	3,440	3,592	(269)	(7.8)%	(421)	(11.7)%
Other expense	4,695	5,317	5,766	(622)	(11.7)%	(1,071)	(18.6)%
Total noninterest expense	$101,352	$99,182	$97,648	$2,170	2.2%	$3,704	3.8%

Noninterest expense totaled $101.4 million for the first quarter of 2023, an increase of $2.2 million, or 2.2% from the fourth quarter of 2022, primarily due to a $1.7 million increase in deposit expense driven by growth in HOA deposits and higher deposit earnings credit rates, a $962,000 increase in FDIC insurance premiums due to the increase of initial base deposit insurance assessment rates that became effective in January 2023, a $326,000 increase legal and professional services, and a $274,000 increase in data processing, partially offset by a $622,000 decrease in other expense.

Noninterest expense increased by $3.7 million, or 3.8%, compared to the first quarter of 2022. The increase was primarily due to a $4.7 million increase in deposit expense driven by growth in HOA deposits and higher deposit earnings credit rates, a $1.4 million increase in legal and professional services, a $1.3 million increase in data processing, and a $1.0 million increase in FDIC insurance premiums, partially offset by a $2.7 million decrease in compensation and benefits from decreased staffing levels, as well as a $1.1 million decrease in other expense.

The Company’s efficiency ratio was 51.7% for the first quarter of 2023, compared to 47.4% for the fourth quarter of 2022, and 50.7% for the first quarter of 2022. “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Taxes

For the three months ended March 31, 2023, December 31, 2022, and March 31, 2022, income tax expense was $22.9 million, $26.2 million, and $22.7 million, respectively, and the effective income tax rate was 26.8%, 26.2%, and 25.4%, respectively. Our effective tax rate for the three months ended March 31, 2023 differs from the 21% federal statutory rate due to the impact of state taxes as well as various permanent tax differences, including tax-exempt income from municipal securities, BOLI income, tax credits from low-income housing tax credit investments, and the exercise of stock options and vesting of other stock-based compensation.

The total amount of unrecognized tax benefits was $1.4 million at March 31, 2023 and December 31, 2022, and was comprised of unrecognized tax benefits related to the Opus acquisition in 2020. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $563,000 at March 31, 2023 and December 31, 2022. The Company does not believe that the unrecognized tax benefits will change significantly within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued for $115,000 and $89,000 of such interest at March 31, 2023 and December 31, 2022, respectively. No amounts for penalties were accrued.

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

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and the tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of March 31, 2023 and December 31, 2022.

FINANCIAL CONDITION

At March 31, 2023, assets totaled $21.36 billion, a decrease of $326.5 million, or 1.5%, from $21.69 billion at December 31, 2022. The decrease was primarily due to a $505.9 million decrease in total loans and a $127.2 million decrease in investment securities, partially offset by a $323.6 million increase in cash and cash equivalents. To address the rising interest rate environment, dislocation in credit, funding, and capital markets, and industry-wide turmoil experienced during the first quarter of 2023, we took strategic actions to increase loan pricing and tighten underwriting standards to manage the level of new loan demand, increased our deposit pricing to mitigate deposit outflows, and bolstered our liquidity position by reducing the size of the AFS securities portfolio and adding retail and brokered deposits. As a result of our proactive liquidity management, we were able to reduce FHLB term borrowings during the quarter, and we did not need to utilize either the Federal Reserve's discount window or the new Bank Term Funding Program.

Loans

Loans held for investment totaled $14.17 billion at March 31, 2023, a decrease of $504.5 million, or 3.4%, from $14.68 billion at December 31, 2022. The decrease was a result of lower loan originations due to our disciplined approach around credit risk management and loan pricing along with lower loan demand, as well as increased loan payoffs and maturities during the first quarter of 2023. The commercial line average utilization rate decreased from an average rate of 39.6% for the fourth quarter of 2022 to 39.0% for the first quarter of 2023. Since December 31, 2022, commercial loans decreased $210.6 million, investor loans secured by real estate decreased $206.7 million, business loans secured by real estate decreased $97.0 million, and retail loans decreased $2.2 million. The decline in loans from prior year end reflects the strategic actions we have taken to maintain a disciplined approach to our loan production and pricing as well as tightened the underwriting standards to manage the level of new loan demand.

The total end-of-period weighted average interest rate on loans, excluding fees and discounts, at March 31, 2023 was 4.68%, compared to 4.61% at December 31, 2022. The increase reflects the impact of higher rates on new originations and the repricing of floating rate loans as a result of the increases in benchmark interest rates.

Loans held for sale primarily represent the guaranteed portion of SBA loans, which the Bank originates for sale, and totaled $1.2 million at March 31, 2023, a decrease of $1.4 million from $2.6 million at December 31, 2022.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio, and gives the weighted average interest rate by loan category at the dates indicated:

	March 31, 2023			December 31, 2022
(Dollars in thousands)	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
Investor loans secured by real estate
CRE non-owner-occupied	$2,590,824	18.3%	4.56%	$2,660,321	18.1%	4.51%
Multifamily	5,955,239	42.0%	3.87%	6,112,026	41.6%	3.86%
Construction and land	420,079	3.0%	8.69%	399,034	2.7%	8.24%
SBA secured by real estate	40,669	0.3%	8.62%	42,135	0.3%	7.61%
Total investor loans secured by real estate	9,006,811	63.6%	4.32%	9,213,516	62.7%	4.25%
Business loans secured by real estate
CRE owner-occupied	2,342,175	16.6%	4.27%	2,432,163	16.6%	4.22%
Franchise real estate secured	371,902	2.6%	4.76%	378,057	2.6%	4.75%
SBA secured by real estate	60,527	0.4%	8.31%	61,368	0.4%	7.45%
Total business loans secured by real estate	2,774,604	19.6%	4.43%	2,871,588	19.6%	4.36%
Commercial loans
Commercial and industrial	1,967,128	13.9%	6.60%	2,160,948	14.7%	6.32%
Franchise non-real estate secured	388,722	2.7%	4.92%	404,791	2.8%	4.91%
SBA non-real estate secured	10,437	0.1%	8.87%	11,100	0.1%	7.83%
Total commercial loans	2,366,287	16.7%	6.34%	2,576,839	17.6%	6.11%
Retail loans
Single family residential	70,913	0.5%	6.11%	72,997	0.5%	5.51%
Consumer	3,174	—%	6.36%	3,284	—%	6.29%
Total retail loans	74,087	0.5%	6.12%	76,281	0.5%	5.53%
Loans held for investment before basis adjustment (1)	14,221,789	100.4%	4.68%	14,738,224	100.4%	4.61%
Basis adjustment associated with fair value hedge (2)	(50,005)	(0.4)%		(61,926)	(0.4)%
Loans held for investment	14,171,784	100.0%		14,676,298	100.0%
Allowance for credit losses for loans held for investment	(195,388)			(195,651)
Loans held for investment, net	$13,976,396			$14,480,647

Total unfunded loan commitments	$2,413,169			$2,489,203
Loans held for sale, at lower of cost or fair value	1,247			2,643
______________________________
(1) Includes net deferred origination fees of $745,000 and $1.9 million, and unaccreted fair value net purchase discounts of $52.2 million and $54.8 million as of March 31, 2023 and December 31, 2022, respectively.
(2) Represents the basis adjustment associated with the application of hedge accounting on certain loans. Refer to Note 11 – Derivative Instruments for additional information.

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally initiate proceedings to pursue our remedies under the loan documents. For loans secured by real estate, we provide the required notices to the borrower and make any required filings, and commence foreclosure proceedings if necessary. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. At March 31, 2023, loans delinquent 30 or more days as a percentage of total loans held for investment was 0.15%, compared to 0.30% at December 31, 2022. The decrease in delinquent loans during the three months ended March 31, 2023 was primarily due to decreases in loans that are 30-59 days past due, and decreases in loans that were 90 days or more past due.

The following table sets forth delinquencies in the Company’s loan portfolio as of the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
At March 31, 2023
Investor loans secured by real estate
CRE non-owner-occupied	1	$6	1	$1,129	2	$4,416	4	$5,551
Multifamily	—	—	—	—	2	3,708	2	3,708
Total investor loans secured by real estate	1	6	1	1,129	4	8,124	6	9,259
Business loans secured by real estate
CRE owner-occupied	—	—	—	—	3	4,762	3	4,762
SBA secured by real estate	2	308	—	—	3	1,190	5	1,498
Total business loans secured by real estate	2	308	—	—	6	5,952	8	6,260
Commercial loans
Commercial and industrial	12	447	5	69	2	4,236	19	4,752
SBA non-real estate secured	—	—	—	—	1	572	1	572
Total commercial loans	12	447	5	69	3	4,808	20	5,324
Total	15	$761	6	$1,198	13	$18,884	34	$20,843
Delinquent loans to loans held for investment		0.01%		0.01%		0.13%		0.15%

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
At December 31, 2022
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	2	$4,429	2	$4,429
Multifamily	1	2,723	—	—	2	6,057	3	8,780
Total investor loans secured by real estate	1	2,723	—	—	4	10,486	5	13,209
Business loans secured by real estate
CRE owner-occupied	3	1,434	—	—	4	6,555	7	7,989
Franchise real estate secured	2	7,073	—	—	—	—	2	7,073
SBA secured by real estate	—	—	1	104	2	1,087	3	1,191
Total business loans secured by real estate	5	8,507	1	104	6	7,642	12	16,253
Commercial loans
Commercial and industrial	9	4,657	9	81	4	3,908	22	8,646
Franchise non-real estate secured	5	3,592	—	—	—	—	5	3,592
SBA non-real estate secured	—	—	—	—	1	589	1	589
Total commercial loans	14	8,249	9	81	5	4,497	28	12,827
Retail loans
Single family residential	2	1,057	—	—	—	—	2	1,057
Consumer	1	2	—	—	—	—	1	2
Total retail loans	3	1,059	—	—	—	—	3	1,059
Total	23	$20,538	10	$185	15	$22,625	48	$43,348
Delinquent loans to loans held for investment		0.14%		—%		0.16%		0.30%

Troubled Debt Restructurings

Prior to the Company’s adoption of ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023, the Company, in infrequent situations, would modify or restructure loans when the borrower was experiencing financial difficulties by making a concession to the borrower. Such concessions typically were in the form of changes in the amortization terms, reductions in the interest rates, acceptance of interest-only payments, and, in very few cases, reduction of the outstanding loan balances. These loans were classified as TDRs. ASU 2022-02 eliminated the concept of TDRs in current GAAP, and therefore, beginning January 1, 2023, the Company no longer reports loans modified as TDRs except for those loans modified and reported as TDRs in prior period financial information under previous GAAP. Please see “Modified Loans to Troubled Borrowers” below for discussion on modifications of loans to borrowers experiencing financial difficulty following the Company’s adoption of ASU 2022-02 on January 1, 2023.

At December 31, 2022, the Company had five loans modified as TDRs totaling $16.1 million, which comprised three CRE owner-occupied loans and one C&I loan totaling $5.1 million belonging to one borrower relationship with the terms modified due to bankruptcy, and a franchise non-real estate secured loan for $11.0 million belonging to another borrower relationship with the terms modified for payment deferral. During the quarter ended December 31, 2022, the three CRE owner-occupied loans and one C&I loan classified as TDRs were in payment default and on nonaccrual status. The franchise non-real estate secured loan was performing in accordance with the restructured contractual terms and was returned to accrual status as of December 31, 2022.

Modified Loans to Troubled Borrowers

On January 1, 2023, the Company adopted ASU 2022-02, which introduces new reporting requirements for modifications of loans to borrowers experiencing financial difficulty, which the Company also refers to as modified loans to troubled borrowers. A MLTB arises from a modification made to a loan in response to a borrower’s financial difficulty, in order to alleviate temporary impairments in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. GAAP requires that certain types of modifications be reported, which consist of the following:

•Principal forgiveness
•Interest rate reduction
•Other-than-insignificant payment delay
•Term extension
•Any combination of the above

Please also see Note 3 - Significant Accounting Policies, of the consolidated financial statements for additional discussion on modified loans to troubled borrowers.

As of March 31, 2023, the Company had one CRE owner-occupied MLTB with an amortized cost of $851,000 to a borrower experiencing financial difficulty, the modification of which involved the extension of the term by four months. Since modification, this MLTB did not have a payment default during the three months ended March 31, 2023.

Nonperforming Assets

Nonperforming assets consist of loans whereby we have ceased accruing interest (i.e., nonaccrual loans), OREO, and other repossessed assets owned. Nonaccrual loans generally consist of loans that are 90 days or more past due and loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest.

Nonperforming assets totaled $30.4 million, or 0.14% of total assets, at March 31, 2023, relatively flat compared to $30.9 million, or 0.14% of total assets, at December 31, 2022. At March 31, 2023, nonperforming assets consisted of nonperforming loans of $24.9 million and OREO of $5.5 million. At December 31, 2022, all nonperforming assets consisted of nonperforming loans.

At March 31, 2023, nonperforming loans totaled $24.9 million, or 0.18% of loans held for investment, a decrease from $30.9 million, 0.21% of loans held for investment, at December 31, 2022.

OREO was $5.5 million at March 31, 2023, compared to no OREO at December 31, 2022. During the first quarter of 2023, the Company took possession of two single family residential properties totaling $6.9 million that were cross-collateralized for two C&I nonperforming loans belonging to one relationship. Of this total, one of the OREO of $1.4 million was sold shortly after possession during the same quarter.

The Company had no loans 90 days or more past due and accruing at March 31, 2023 and December 31, 2022.

The following table sets forth our composition of nonperforming assets at the dates indicated:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Nonperforming assets
Investor loans secured by real estate
CRE non-owner-occupied	$5,545	$4,429
Multifamily	3,708	8,780
SBA secured by real estate	519	533
Total investor loans secured by real estate	9,772	13,742
Business loans secured by real estate
CRE owner-occupied	9,102	11,475
SBA secured by real estate	1,190	1,191
Total business loans secured by real estate	10,292	12,666
Commercial loans
Commercial and industrial	4,236	3,908
SBA non-real estate secured	572	589
Total commercial loans	4,808	4,497
Total nonperforming loans	24,872	30,905
Other real estate owned	5,499	—
Total	$30,371	$30,905

Allowance for credit losses	$195,388	$195,651
Allowance for credit losses as a percent of total nonperforming loans	786%	633%
Nonperforming loans as a percent of loans held for investment	0.18%	0.21%
Nonperforming assets as a percent of total assets	0.14%	0.14%
TDRs included in nonperforming loans	N/A	$5,051

Allowance for Credit Losses

The Company maintains an ACL for loans and unfunded loan commitments in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans and unfunded loan commitments at the time of origination or acquisition. The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated statements of financial condition. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. Loans that have been deemed by management to no longer possess similar risk characteristics are evaluated individually under a discounted cash flow approach, except those that have been deemed collateral dependent are evaluated individually based on the expected estimated fair value of the underlying collateral.

The Company measures the ACL on commercial real estate and commercial loans using a discounted cash flow approach, using the loan’s effective interest rate, while the ACL for retail loans is based on a historical loss rate model. The discounted cash flow methodology relies on several significant components essential to the development of estimates for future cash flows on loans and unfunded commitments. These components consist of: (i) the estimated PD, (ii) the estimated LGD, which represents the estimated severity of the loss when a loan is in default, (iii) estimates for prepayment activity on loans, and (iv) the estimated EAD. In the case of unfunded loan commitments, the Company incorporates estimates for utilization, based on historical loan data. PD and LGD for investor loans secured by real estate loans are derived from a third party, using proxy loan information, and loan and property level attributes. PD for both investor and business real estate loans, as well as commercial loans, is heavily impacted by current and expected economic conditions. Forecasts for PDs and LGDs are made over a two-year period, which we believe is reasonable and supportable, and are based on economic scenarios. Beyond this point, PDs and LGDs revert to their historical long-term averages. The Company has reflected this reversion over a period of three years in the ACL model.

The Company’s ACL includes assumptions concerning current and future economic conditions using reasonable and supportable forecasts from an independent third party. These economic forecast scenarios are based on past events, current conditions, and the likelihood of future events occurring. Management periodically evaluates economic scenarios used in the Company’s ACL model, and thus the scenarios as well as the assumptions within those scenarios, and whether to use a weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events. As of March 31, 2023, the Company’s ACL model used three weighted scenarios representing a base-case scenario, an upside scenario, and a downside scenario. The use of three weighted scenarios at March 31, 2023 is consistent with the approach used in the Company’s ACL model at December 31, 2022. The Company’s ACL model at March 31, 2023 includes assumptions concerning the rising interest rate environment, ongoing inflationary pressures throughout the U.S. economy, higher energy prices, the potential impact of the ongoing war between Russia and Ukraine, general uncertainty concerning future economic conditions, and the potential for future recessionary conditions. The Company has identified certain economic variables that have significant influence in the Company’s model for determining the ACL. These key economic variables include changes in the U.S. unemployment rate, U.S. real GDP growth, CRE prices, and the interest rates.

The Company considers the need for qualitative adjustments to the ACL on a quarterly basis. Qualitative adjustments may be related to and include, but not be limited to, factors such as (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization-specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL. Qualitative adjustments served to increase or decrease the level of allocated ACL to these segments of the loan portfolio: investor loans secured by real estate, business loans secured by real estate, and commercial loans.

The following charts quantify certain factors attributing to the changes in the ACL on loans held for investment for the three months ended March 31, 2023 and March 31, 2022:

ACL change attributions ($ in millions)
For the quarter ended March 31, 2023
$195.7
$3.4
$-
$3.4
$(7.1)
$195.4
ACL for LHFI Balance Dec, 2022
Economic Forecast and Other Updates
Qualitative Factor
Asset Quality
Loan Composition
ACL for LHFI Balance Mar, 2023
Increase
Decrease

ACL change attributions ($ in millions)
For the quarter ended March 31, 2022
$197.8
$(4.7)
$1.5
$(3.6)
$6.5
$197.5
ACL for LHFI Balance Dec, 2021
Economic Forecast and Other Updates
Qualitative Factor
Asset Quality
Loan Composition
ACL for LHFI Balance Mar, 2022
Increase
Decrease

At March 31, 2023, the ACL on loans was $195.4 million, a decrease of $263,000 from $195.7 million at December 31, 2022. The decrease in the ACL for loans held for investment during the three months ended March 31, 2023 can be attributed to net charge-offs of $3.3 million, partially offset by $3.0 million in provisions for credit losses. The provision for credit losses during the three months ended March 31, 2023 can be attributed to increases associated with economic forecast and other model updates, as well as changes in asset quality, including specific reserves, offset by lower loans held for investment. Charge-offs during the three months ended March 31, 2023 are largely attributed to one CRE owner occupied lending relationship, as well as charge-offs on several loans sold in the current quarter, and charge-offs on other smaller C&I lending relationships.

The decrease in the ACL for loans held for investment during the three months ended March 31, 2022 of $235,000 can be attributed to net charge-offs of $446,000, partially offset by $211,000 in provisions for credit losses. The provision for credit losses for the three months ended March 31, 2022 was reflective of growing economic uncertainties, offset by improved economic forecasts used in the Company’s ACL model, as well as favorable asset quality metrics.

At March 31, 2023, the Company believes the ACL was adequate to cover current expected credit losses in the loan portfolio. However, no assurance can be given that we will not, in any particular period, sustain credit losses that exceed the amount reserved, or that subsequent evaluation of our loan portfolio, in light of prevailing factors, including economic conditions that may adversely affect our market area or other circumstances, will not require significant increases in the ACL. In addition, regulatory agencies, as an integral part of their examination process, periodically review our ACL and may require us to recognize changes to the ACL based on judgments different from those of management. Should any of the factors considered by management in evaluating the appropriate level of the ACL change, including the size and composition of the loan portfolio, the credit quality of the loan portfolio, as well as forecasts of future economic conditions, the Company’s estimate of current expected credit losses could also significantly change and affect the level of future provisions for credit losses.

The following table sets forth the Company’s ACL, its corresponding percentage of the loan category balance, and the percent of loan balance to total loans held for investment in each of the loan categories listed as of the dates indicated:

	March 31, 2023			December 31, 2022
(Dollars in thousands)	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
Investor loans secured by real estate
CRE non-owner-occupied	$31,715	1.22%	18.3%	$33,692	1.27%	18.1%
Multifamily	57,787	0.97%	42.0%	56,334	0.92%	41.6%
Construction and land	7,672	1.83%	3.0%	7,114	1.78%	2.7%
SBA secured by real estate	2,291	5.63%	0.3%	2,592	6.15%	0.3%
Total investor loans secured by real estate	99,465	1.10%	63.6%	99,732	1.08%	62.7%
Business loans secured by real estate
CRE owner-occupied	29,334	1.25%	16.6%	32,340	1.33%	16.6%
Franchise real estate secured	7,790	2.09%	2.6%	7,019	1.86%	2.6%
SBA secured by real estate	4,415	7.29%	0.4%	4,348	7.09%	0.4%
Total business loans secured by real estate	41,539	1.50%	19.6%	43,707	1.52%	19.6%
Commercial loans
Commercial and industrial	37,659	1.91%	13.9%	35,169	1.63%	14.7%
Franchise non-real estate secured	15,721	4.04%	2.7%	16,029	3.96%	2.8%
SBA non-real estate secured	401	3.84%	0.1%	441	3.97%	0.1%
Total commercial loans	53,781	2.27%	16.7%	51,639	2.00%	17.6%
Retail loans
Single family residential	392	0.55%	0.5%	352	0.48%	0.5%
Consumer loans	211	6.65%	—%	221	6.73%	—%
Total retail loans	603	0.81%	0.5%	573	0.75%	0.5%
Total (1)	$195,388	1.38%	100.0%	$195,651	1.33%	100.0%
______________________________
(1) Total loans utilized in the calculation of the ratio of ACL to total loans held for investment includes $50.0 million and $61.9 million as of March 31, 2023 and December 31, 2022, respectively, of the basis adjustment of certain loans included in fair value hedging relationships. Refer to Note 11 – Derivative Instruments for additional information.

At March 31, 2023, the ratio of ACL to loans held for investment was 1.38%, an increase from 1.33% at December 31, 2022. Our unamortized fair value discount on the loans acquired totaled $52.2 million, or 0.37% of total loans held for investment, at March 31, 2023, compared to $54.8 million, or 0.37% of total loans held for investment, at December 31, 2022.

The following table sets forth the Company’s net charge-offs as a percentage to the average loan held for investment balances in each of the loan categories, as well as other credit related percentages at and for the periods indicated:

	Three Months Ended
	March 31, 2023			December 31, 2022			March 31, 2022
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Investor loans secured by real estate
CRE non-owner-occupied	$51	$2,622,150	—%	$3,632	$2,728,432	0.13%	$—	$2,758,078	—%
Multifamily	217	6,039,264	—%	—	6,154,796	—%	—	5,903,012	—%
Construction and land	—	420,558	—%	—	403,593	—%	—	295,490	—%
SBA secured by real estate	—	41,023	—%	—	42,348	—%	70	45,392	0.15%
Total investor loans secured by real estate	268	9,122,995	—%	3,632	9,329,169	0.04%	70	9,001,972	—%
Business loans secured by real estate
CRE owner-occupied	2,151	2,372,678	0.09%	(23)	2,449,181	—%	(10)	2,266,066	—%
Franchise real estate secured	—	376,836	—%	—	379,506	—%	—	382,381	—%
SBA secured by real estate	—	61,439	—%	—	66,529	—%	—	75,189	—%
Total business loans secured by real estate	2,151	2,810,953	0.08%	(23)	2,895,216	—%	(10)	2,723,636	—%
Commercial loans
Commercial and industrial	912	2,038,633	0.04%	250	2,144,741	0.01%	338	2,155,582	0.02%
Franchise non-real estate secured	(100)	395,557	(0.03)%	—	407,030	—%	—	389,323	—%
SBA non-real estate secured	(6)	11,814	(0.05)%	(7)	12,229	(0.06)%	48	11,607	0.41%
Total commercial loans	806	2,446,004	0.03%	243	2,564,000	0.01%	386	2,556,512	0.02%
Retail loans
Single family residential	89	71,995	0.12%	(57)	74,010	(0.08)%	—	84,181	—%
Consumer	(30)	3,255	(0.92)%	2	3,502	0.06%	—	4,846	—%
Total retail loans	59	75,250	0.08%	(55)	77,512	(0.07)%	—	89,027	—%
Total (1)	$3,284	$14,394,642	0.02%	$3,797	$14,799,237	0.03%	$446	$14,371,147	—%

Allowance for credit losses to loans held for investment			1.38%			1.33%			1.34%
Nonperforming loans to loans held for investment			0.18%			0.21%			0.38%
Allowance for credit losses to nonperforming loans			786%			633%			357%
______________________________
(1) Average loan balance includes $60.6 million and $66.7 million of average basis adjustment of certain loans included in fair value hedging relationships for the three months ended March 31, 2023 and December 31, 2022, respectively. There was no basis adjustment associated with fair value hedging relationships included in average loan balances during the three months ended March 31, 2022. Refer to Note 11 – Derivative Instruments for additional information.

Investment Securities

We primarily use our investment portfolio for liquidity purposes, capital preservation, and to support our interest rate risk management strategies. Investments totaled $3.86 billion at March 31, 2023, a decrease of $127.2 million, or 3.2%, from $3.99 billion at December 31, 2022. The decrease in securities was primarily the result of $304.2 million in sales of AFS investment securities and $105.9 million in principal payments, discounts from the AFS securities transferred to HTM, amortizations, and redemptions, partially offset by $232.3 million in purchases of U.S. Treasury securities and a mark-to-market fair value loss reduction of $50.7 million. In general, the purchase of investment securities is primarily related to investing excess liquidity from our banking operations. During the first quarter of 2023, we have maintained a portion of the AFS securities portfolio in highly-liquid, short-term securities. This strategy enhances our interest rate sensitivity profile to the current rate environment and provides us with the flexibility to quickly redeploy these funds into higher-yielding assets as opportunities arise. The effective duration of this portfolio was 3.5 years at March 31, 2023 and 3.1 years at December 31, 2022.

At March 31, 2023, AFS and HTM investment securities were $2.11 billion and $1.75 billion, respectively, compared to $2.60 billion and $1.39 billion, respectively, at December 31, 2022. During the first quarter of 2023, the Company transferred AFS securities of approximately $410.7 million of collateralized mortgage obligations to HTM securities. The Company intends and has the ability to hold the securities transferred to maturity. The transfer of these securities was accounted for at fair value on the transfer date. In total, the collateralized mortgage obligations securities had a net carrying amount of $360.3 million with pre-tax unrealized losses of $50.4 million, which are accreted into interest income as yield adjustments through earnings over the remaining term of the securities. The amortization of the related net after-tax unrealized losses reported in accumulated other comprehensive loss largely offsets the effect on interest income of the accretion of the discount. No gains or losses were recorded at the time of transfer. The AFS securities transferred to HTM were investment grade with no credit-related issues as of the transfer date. The transfer of AFS securities to HTM was part of our management strategy to limit interest rate impact to accumulated other comprehensive income. See Note 4 – Investment Securities to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q.

The ACL on investment securities is determined for both the AFS and HTM classifications of the investment portfolio in accordance with ASC 326 and evaluated on a quarterly basis. As of March 31, 2023 and December 31, 2022, the Company had an ACL of $227,000 and $43,000, respectively, for HTM investment securities classified as municipal bonds. The Company recognized $184,000 and $19,000 of provision for credit losses for HTM investment securities during the three months ended March 31, 2023 and March 31, 2022, respectively, and $48,000 of provision recapture for HTM investment securities during the three months ended December 31, 2022. The Company had no ACL for AFS investment securities at March 31, 2023 and December 31, 2022.

The following table sets forth the fair value of AFS and the amortized cost of HTM investment securities as well as the weighted average yields on our investment security portfolio by contractual maturity as of the date indicated. Weighted average yields are an arithmetic computation of income within each maturity range based on the amortized costs of securities, not on a tax-equivalent basis.

	March 31, 2023
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Investment securities available-for-sale:
U.S. Treasury	$—	—%	$—	—%	$13,355	1.33%	$—	—%	$13,355	1.33%
Agency	16,966	3.34%	292,224	0.94%	89,306	1.41%	19,235	1.42%	417,731	1.16%
Corporate	—	—%	280,121	5.25%	228,068	3.17%	—	—%	508,189	4.24%
Collateralized mortgage obligations	31,174	2.66%	70,731	4.45%	178,056	2.97%	92,671	4.37%	372,632	3.55%
Mortgage-backed securities	19,617	3.09%	14,656	3.43%	452,677	1.15%	313,995	1.75%	800,945	1.47%
Total securities available-for-sale	67,757	2.95%	657,732	3.21%	961,462	1.99%	425,901	2.30%	2,112,852	2.42%
HTM investment securities:
Municipal bonds	$—	—%	$10,589	1.59%	$53,233	1.55%	$1,084,000	2.07%	$1,147,822	2.04%
Collateralized mortgage obligations	—	—%	151	5.04%	—	—%	356,284	4.13%	356,435	4.13%
Mortgage-backed securities	—	—%	—	—%	—	—%	228,624	1.83%	228,624	1.83%
Other	—	—%	—	—%	—	—%	16,376	2.83%	16,376	2.83%
Total HTM investment securities	$—	—%	$10,740	1.64%	$53,233	1.55%	$1,685,284	2.48%	$1,749,257	2.45%
Total securities	$67,757	2.95%	$668,472	3.18%	$1,014,695	1.97%	$2,111,185	1.75%	$3,862,109	2.05%

The following table presents the fair value of AFS and the amortized cost of HTM investment securities portfolios by Moody’s credit ratings at March 31, 2023.

(Dollars in thousands)	U.S. Treasury	Agency	Corporate Debt	Municipal Bonds	Collateralized Mortgage Obligations	Mortgage-backed Securities	Other	Total	%
Aaa - Aa3	$13,355	$417,731	$19,645	$1,147,822	$729,067	$1,029,569	$—	$3,357,189	86.9%
A1 - A3	—	—	308,556	—	—	—	—	308,556	8.0%
Baa1 - Baa3	—	—	179,988	—	—	—	16,376	196,364	5.1%
Total	$13,355	$417,731	$508,189	$1,147,822	$729,067	$1,029,569	$16,376	$3,862,109	100.0%

At March 31, 2023, 94.9% of the Company’s investment securities portfolio was rated “A1 - A3” or higher. We continue to monitor the quality of our investment securities portfolio in accordance with current financial conditions and economic environment.

Liabilities and Stockholders’ Equity

Total liabilities were $18.53 billion at March 31, 2023, compared to $18.89 billion at December 31, 2022. The decrease of $359.2 million, or 1.9%, from December 31, 2022 was primarily due to decreases of $200.0 million in FHLB term advances, $144.6 million in deposits, and $14.8 million in other liabilities.

Deposits.  At March 31, 2023, deposits totaled $17.21 billion, a decrease of $144.6 million, or 0.8%, from $17.35 billion at December 31, 2022. The decrease in deposits included decreases of $293.8 million in money market/savings, $248.0 million in interest-bearing checking, and $97.7 million in noninterest-bearing checking, partially offset by increases of $324.2 million in brokered certificates of deposit to provide additional liquidity and interest rate protection, and $170.7 million in retail certificates of deposit. The linked-quarter decrease was largely driven by the industry-wide turmoil due to high profile bank failures experienced during the quarter and partially by clients redeploying funds into higher yielding alternatives.

The Company considers core deposits to be total deposits excluding all certificates of deposit and all brokered deposits. At March 31, 2023, core deposits totaled $14.21 billion, or 82.6% of total deposits, a decrease of $639.5 million, or 4.3%, from December 31, 2022. The decrease compared to the prior year-end was attributable mostly to the Bank's treasury and branch-based deposits as well as Pacific Premier Trust deposits. The effort to manage the increase in our deposit costs, competition for deposits, and reduced funding needs all contributed to the core deposit decline in the rapidly rising rate environment. Our core deposits reflect our well-diversified and relationship-focused business model that has resulted in 36.1% of noninterest-bearing checking deposits as a percent of total deposits as of March 31, 2023. As of March 31, 2023, no individual depositor represented more than 1.6% of our total deposits, and our top 50 depositors represented 10.8% of our total deposits. Given the rising interest rate environment, for the near term, it is likely that the deposit costs will continue to increase and the deposit pricing impact may lead to deposit balance fluctuations.

The total end-of-period weighted average rate of deposits at March 31, 2023 was 1.15%, an increase from 0.79% at December 31, 2022, principally driven by higher pricing across all deposit categories. While incorporating time deposits into our funding mix will increase our deposit costs in the near term, we believe that locking in this longer-term funding ahead of the Federal Reserve’s anticipated additional interest rate increases will provide more funding flexibility and help us control our overall funding costs going forward. The total end-of-period weighted average rate of core deposits at March 31, 2023 was 0.61%, compared to 0.43% at December 31, 2022.

Our ratio of loans held for investment to deposits was 82.4% and 84.6% at March 31, 2023 and December 31, 2022, respectively.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates as of the last day of each period for each category of deposits presented:

	March 31, 2023			December 31, 2022
(Dollars in thousands)	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
Noninterest-bearing checking	$6,209,104	36.1%	—%	$6,306,825	36.4%	—%
Interest-bearing checking	2,871,812	16.7%	0.98%	3,119,850	18.0%	0.63%
Money market	4,758,267	27.6%	1.18%	4,945,989	28.5%	0.85%
Savings	370,560	2.2%	0.10%	476,588	2.7%	0.49%
Total core deposits	14,209,743	82.6%	0.61%	14,849,252	85.6%	0.43%

Brokered money market	30	—%	0.05%	30	—%	0.05%
Time deposit accounts:
Less than 1.00%	287,237	1.7%	0.18%	398,777	2.3%	0.15%
1.00 - 1.99	49,941	0.3%	1.47%	193,529	1.1%	1.78%
2.00 - 2.99	381,412	2.2%	2.45%	431,042	2.5%	2.47%
3.00 - 3.99	545,731	3.2%	3.47%	645,228	3.7%	3.44%
4.00 - 4.99	1,225,716	7.1%	4.41%	834,543	4.8%	4.42%
5.00 and greater	508,000	2.9%	5.22%	—	—%	—%
Total time deposit accounts	2,998,037	17.4%	3.67%	2,503,119	14.4%	2.95%
Total non-core deposits	2,998,067	17.4%	3.67%	2,503,149	14.4%	2.95%
Total deposits	$17,207,810	100.0%	1.15%	$17,352,401	100.0%	0.79%

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Uninsured deposits	$6,680,247	$5,756,162

Insured and collateralized deposits comprised 65% of total deposits at March 31, 2023. This includes federally-insured deposits, $605.5 million of collateralized municipal and tribal deposits, and $70.0 million of privately insured deposits.

The estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $420.7 million at March 31, 2023 and $382.0 million at December 31, 2022. The following table sets forth the maturity distribution of the estimated uninsured time deposits:

(Dollars in thousands)	March 31, 2023	December 31, 2022
3 months or less	$187,634	$199,742
Over 3 months through 6 months	99,824	109,659
Over 6 months through 12 months	83,679	50,707
Over 12 months	49,557	21,903
Total	$420,694	$382,011

Borrowings.  At March 31, 2023, total borrowings amounted to $1.13 billion, a decrease of $199.8 million, or 15.0%, from $1.33 billion at December 31, 2022. Total borrowings at March 31, 2023 were comprised of $800.0 million of FHLB term advances and $331.4 million of subordinated debentures. The decrease in borrowings at March 31, 2023 as compared to December 31, 2022 was primarily due to the maturity of $200.0 million in FHLB term advances during the first quarter of 2023, partially offset by the amortization of the subordinated debt issuance cost. At March 31, 2023, total borrowings represented 5.3% of total assets and had an end-of-period weighted average rate of 4.09%, compared with 6.1% of total assets and an end-of-period weighted average rate of 3.72% at December 31, 2022.

At March 31, 2023, total subordinated debentures were comprised of the following:

•Subordinated notes of $60.0 million at a fixed rate of 5.75% due September 3, 2024 (the “Notes I”) and a carrying value of $59.8 million, net of unamortized debt issuance cost of $179,000. Interest is payable semiannually at 5.75% per annum;
•Subordinated notes of $125.0 million at 4.875% fixed-to-floating rate due May 15, 2029 (the “Notes II”) and a carrying value of $123.5 million, net of unamortized debt issuance cost of $1.6 million. Interest is payable semiannually at an initial fixed rate of 4.875% per annum. From and including May 15, 2024, but excluding the maturity date or the date of earlier redemption, the Notes II will bear interest at a floating rate equal to three-month LIBOR plus a spread of 2.50% per annum, payable quarterly in arrears; and
•Subordinated notes of $150.0 million at 5.375% fixed-to-floating rate due June 15, 2030 (the “Notes III”) and a carrying value of $148.1 million, net of unamortized debt issuance cost of $1.9 million. Interest on the Notes III accrue at a rate equal to 5.375% per annum from and including June 15, 2020 to, but excluding, June 15, 2025, payable semiannually in arrears. From and including June 15, 2025 to, but excluding, June 15, 2030 or the earlier redemption date, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be three-month term SOFR, plus a spread of 517 basis points, payable quarterly in arrears.

For additional information about the subordinated debentures, see Note 8 – Subordinated Debentures to the consolidated financial statements in this Quarterly Report on Form 10-Q.

The following table sets forth certain information regarding the Company’s borrowed funds at the dates indicated:

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB advances	$800,000	3.59%	$1,000,000	3.19%
Subordinated debentures	331,364	5.31%	331,204	5.32%
Total borrowings	$1,131,364	4.09%	$1,331,204	3.72%

Weighted average cost of borrowings during the quarter	3.83%		3.62%
Borrowings as a percent of total assets	5.3%		6.1%

As of March 31, 2023, our unused borrowing capacity was $8.55 billion, which consisted of available lines of credit with FHLB and other correspondent banks as well as access through the Federal Reserve Bank's discount window and the new Bank Term Funding Program. As a result of our proactive liquidity management, we were able to reduce FHLB borrowings by $200 million during the first quarter of 2023, and did not need to utilize either the Federal Reserve Bank's discount window or the Bank Term Funding Program.

The Company maintains additional sources of liquidity at the Corporation level. Our Corporation maintains a $25.0 million line of credit with U.S. Bank and had no outstanding balance against it at March 31, 2023 and December 31, 2022.

Stockholders’ Equity.  Total stockholders’ equity was $2.83 billion as of March 31, 2023, a $32.8 million increase from $2.80 billion at December 31, 2022. The increase in stockholders’ equity was primarily due to $62.6 million of net income and $2.5 million of other comprehensive income, partially offset by $31.4 million in cash dividends.

Our book value per share increased to $29.58 at March 31, 2023 from $29.45 at December 31, 2022. At March 31, 2023, the Company’s tangible common equity to tangible assets ratio was 9.20%, an increase from 8.88% at December 31, 2022. Our tangible book value per share was $19.61, compared to $19.38 at December 31, 2022. The increases in tangible common equity ratio and tangible book value per share at March 31, 2023 from the prior year-end were primarily driven by net income and other comprehensive income, partially offset by dividends paid during the three months ended March 31, 2023. The decrease in tangible assets also contributed to the increase in tangible common equity ratio. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In addition to the interest payments on loans and investments as well as fees collected on the services we provide, our primary sources of funds generated during the first three months of 2023 were from:

•Principal payments on loans held for investment of $402.0 million; and
•Proceeds of $359.6 million from the sale, payments, or maturity of securities;

We used these funds to:

•Purchase AFS securities of $224.3 million;
•Decrease FHLB borrowings of $200.0 million;
•Originate loans held for investment of $65.3 million; and
•Return capital to shareholders through $31.4 million in dividends.

Our most liquid assets are unrestricted cash, short-term investments, and unpledged AFS investments securities. The levels of these assets are dependent on our operating, lending, and investing activities during any given period. We endeavor to take a prudent, proactive approach to liquidity management, as evidenced by our balance-sheet-oriented initiatives throughout 2022 and the first quarter of 2023. At March 31, 2023, cash and cash equivalents totaled $1.42 billion. If additional liquidity is needed or otherwise desired as part of our liquidity management strategy, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve Board’s lending programs, brokered deposits, as well as loan and investment securities sales. As of March 31, 2023, the Bank had secured borrowing capacity with FHLB of $6.40 billion, of which $4.85 billion was remaining available for borrowing, based on collateral pledged of $8.27 billion at carrying value in qualifying loans. At March 31, 2023, we had $800.0 million in FHLB term borrowings. At March 31, 2023, we also had a $1.22 billion line with the FRB discount window secured by investment securities, a $2.09 billion line with the FRB’s Bank Term Funding Program, unsecured lines of credit aggregating to $395.0 million with other correspondent banks from which to purchase federal funds, and AFS investment securities with the aggregate market value of $2.11 billion. At March 31, 2023, our unused borrowing capacity was $8.55 billion and the combined readily available liquidity with cash and cash equivalents of $1.42 billion was approximately $10 billion, with a coverage ratio of 166% to uninsured and uncollateralized deposits.

We believe our level of liquid assets is sufficient to meet current anticipated funding needs. As of March 31, 2023, our liquidity ratio was 21.0%, which is above the Company’s minimum policy requirement of 10.0%. The Company regularly monitors liquidity, models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

To the extent that 2023 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, FRB discount window and Bank Term Funding Program, unsecured lines of credit, or other sources.

The Bank maintains liquidity guidelines in the Company’s Liquidity Policy that permits the purchase of brokered deposit funds, in an amount not to exceed 15% of total deposits or 12% of total assets, as a secondary source for funding. At March 31, 2023, we had $1.74 billion in brokered deposits, which constituted 10.12% of total deposits and 8.15% of total assets at that date. During three months ended March 31, 2023, the Bank added approximately $324.3 million in brokered certificates of deposit and $170.7 million in retail certificates of deposit, which are part of the interest rate risk management strategy to bolster our liquidity position and provide greater balance sheet flexibility.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations. During the three months ended March 31, 2023, the Bank paid $36.4 million in dividends to the Corporation.

The Corporation maintains a line of credit of $25.0 million with U.S. Bank that will expire on September 26, 2023. The Corporation anticipates renewing the line of credit upon expiration. This line of credit provides an additional source of liquidity at the Corporation level. At March 31, 2023, the Corporation had no outstanding balances against this line.

During the first quarter of 2023, the Corporation declared a quarterly dividend payment of $0.33 per share. On April 24, 2023, the Company's Board of Directors declared a $0.33 per share dividend, payable on May 15, 2023 to stockholders of record as of May 8, 2023. The Corporation’s Board of Directors periodically reviews whether to declare or pay cash dividends, taking into account, among other things, general business conditions, the Company’s financial results, future prospects, capital requirements, legal and regulatory restrictions, and such other factors as the Corporation’s Board of Directors may deem relevant.

On January 11, 2021, the Company’s Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock, representing approximately 5% of the Company’s issued and outstanding shares of common stock and approximately $150 million of common stock as of December 31, 2020 based on the closing price of the Company’s common stock on December 31, 2020. During the three months ended March 31, 2023, the Company did not repurchase any shares of common stock. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs. The following schedule summarizes maturities and principal payments due on our contractual obligations, excluding accrued interest:

	March 31, 2023
(Dollars in thousands)	Less than 1 year	More than 1 year	Total
FHLB advances and other borrowings	$200,000	$600,000	$800,000
Subordinated debentures	—	331,364	331,364
Certificates of deposit	2,447,884	550,153	2,998,037
Operating leases	19,673	43,727	63,400
Affordable housing partnerships commitment	10,306	4,908	15,214
Total contractual cash obligations	$2,677,863	$1,530,152	$4,208,015

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

	March 31, 2023
(Dollars in thousands)	Less than 1 year	More than 1 year	Total
Loan commitments to extend credit	$1,152,240	$1,215,173	$2,367,413
Standby letters of credit	45,756	—	45,756
Total	$1,197,996	$1,215,173	$2,413,169

Since many commitments to extend credit are expected to expire, the total commitment amounts do not necessarily represent future cash requirements. For further information, see Note 15 - Off-Balance Sheet Arrangements, Commitments, and Contingencies, to the consolidated financial statements of the Company’s 2022 Form 10-K.

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

Final comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III,” became effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital requirements, which fully phased in by January 1, 2019, in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At March 31, 2023, the Company and Bank are in compliance with the capital conservation buffer requirement and exceeded the minimum common equity Tier 1, Tier 1, and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.00%, 8.50%, and 10.50%, respectively, and the Bank qualified as “well capitalized” for purposes of the federal bank regulatory prompt corrective action regulations. The regulatory capital ratios of the Company and Bank further strengthened at March 31, 2023 compared to the capital ratios at December 31, 2022.

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase-in over a three-year period the Day 1 adverse regulatory capital effects of the CECL accounting standard. Additionally, in March 2020, the U.S. Federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years. The capital relief is calibrated to approximate the difference in allowances under CECL relative to the incurred loss methodology for the first two years of the transition period using a 25% scaling factor. The cumulative difference at the end of the second year of the transition period is then phased into regulatory capital at 25% per year over a three-year transition period. The final rule was adopted and became effective in September 2020. The Company implemented the CECL model commencing January 1, 2020 and elected to phase in the full effect of CECL on regulatory capital over the five-year transition period. This cumulative difference at the end of 2021 will be phased in regulatory capital over the three-year period from January 1, 2022 through December 31, 2024.

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

As defined in applicable regulations and set forth in the table below, the Corporation and the Bank continue to exceed the regulatory capital minimum requirements, and the Bank continues to exceed the “well capitalized” standards and the required conservation buffer at the dates indicated:

	Actual	Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer	Minimum Required For Well Capitalized Requirement
March 31, 2023
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	10.41%	4.00%	N/A
Common equity tier 1 capital ratio	13.54%	7.00%	N/A
Tier 1 capital ratio	13.54%	8.50%	N/A
Total capital ratio	16.33%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	11.93%	4.00%	5.00%
Common equity tier 1 capital ratio	15.52%	7.00%	6.50%
Tier 1 capital ratio	15.52%	8.50%	8.00%
Total capital ratio	16.55%	10.50%	10.00%

December 31, 2022
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	10.29%	4.00%	N/A
Common equity tier 1 capital ratio	12.99%	7.00%	N/A
Tier 1 capital ratio	12.99%	8.50%	N/A
Total capital ratio	15.53%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	11.80%	4.00%	5.00%
Common equity tier 1 capital ratio	14.89%	7.00%	6.50%
Tier 1 capital ratio	14.89%	8.50%	8.00%
Total capital ratio	15.74%	10.50%	10.00%

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

Management monitors asset and liability maturities and repricing characteristics on a regular basis and evaluates its interest rate risk as it relates to operational strategies. Management analyzes potential strategies for their impact on the interest rate risk profile. Each quarter the Corporation’s Board of Directors reviews the Bank’s asset/liability position, including simulations showing the impact on the Bank’s EVE in various interest rate scenarios. Interest rate moves, up or down, may subject the Bank to interest rate spread compression, which adversely impacts its net interest income. This is primarily due to the lag in repricing of the indices, to which adjustable rate loans and mortgage-backed securities are tied, as well as their repricing frequencies. Furthermore, large rate moves show the impact of interest rate caps and floors on adjustable rate transactions. This is partly offset by lags in repricing for deposit products. The extent of the interest rate spread compression depends on the direction and severity of interest rate moves and features in the Bank’s product portfolios.

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

The following table shows the projected NII and net interest margin of the Company at March 31, 2023 and December 31, 2022, assuming instantaneous parallel interest rate shifts in the first month of the following quarter:

March 31, 2023
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
300	769,633	57,132	8.0	3.94
200	753,676	41,175	5.8	3.85
100	735,366	22,865	3.2	3.76
Static	712,501	—	—	3.64
-100	674,400	(38,101)	(5.3)	3.45
-200	628,331	(84,170)	(11.8)	3.21
-300	576,874	(135,627)	(19.0)	2.95

December 31, 2022
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
200	787,390	32,342	4.3	4.03
100	772,657	17,609	2.3	3.95
Static	755,048	—	—	3.86
-100	727,456	(27,592)	(3.7)	3.72
-200	681,562	(73,486)	(9.7)	3.49

The following table shows the EVE and projected change in the EVE of the Company at March 31, 2023 and December 31, 2022, assuming instantaneous parallel interest rate shifts in the first month of the following quarter:

March 31, 2023
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
300	3,645,168	44,763	1.2	19.81
200	3,694,042	93,637	2.6	19.46
100	3,679,064	78,659	2.2	18.78
Static	3,600,405	—	—	17.79
-100	3,457,934	(142,471)	(4.0)	16.55
-200	3,243,854	(356,551)	(9.9)	15.04
-300	2,955,944	(644,461)	(17.9)	13.27

December 31, 2022
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
200	3,910,396	9,655	0.2	20.39
100	3,949,678	48,937	1.3	19.95
Static	3,900,741	—	—	19.09
-100	3,770,385	(130,356)	(3.3)	17.88
-200	3,554,253	(346,488)	(8.9)	16.34

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in legal proceedings occurring in the ordinary course of business. Management believes that none of the legal proceedings occurring in the ordinary course of business, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

Item 1A.  Risk Factors

The section titled Risk Factors in Part I, Item 1A of our 2022 Form 10-K included a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in the Company. The information presented below provides an update to, and should be read in conjunction with, the risk factors and other information contained in our 2022 Form 10-K.

Adverse developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system and could have a material effect on the Company’s operations and/or stock price.

The recent high-profile bank failures of Silicon Valley Bank and Signature Bank have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact our liquidity, cost of funding, loan funding capacity, net interest margin, capital, and results of operations. In connection with high-profile bank failures, uncertainty and concern has been, and may be in the future, compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly. In addition, the banking operating environment and public trading prices of banking institutions can be highly correlated, in particular during times of stress, which could adversely impact the trading prices of our common stock and potentially our results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 11, 2021, the Company’s Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock. The stock repurchase program may be limited or terminated at any time without notice. During the first quarter of 2023, the Company did not repurchase any shares of common stock.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the first quarter of 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 to January 31, 2023	—	$—	—	4,245,056
February 1, 2023 to February 28, 2023	—	—	—	4,245,056
March 1, 2023 to March 31, 2023	—	—	—	4,245,056
Total	—		—
Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit 2.1	Agreement and Plan of Reorganization, dated as of January 31, 2020 by and between Pacific Premier Bancorp, Inc., Pacific Premier Bank and Opus Bank (1)
Exhibit 3.1	Second Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
Exhibit 3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (2)
Exhibit 4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (3)
Exhibit 4.2	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the SEC upon request.
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page of Pacific Premier Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (contained in Exhibit 101)

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

PACIFIC PREMIER BANCORP, INC.,

Date:	April 28, 2023	By:	/s/ Steven R. Gardner
Steven R. Gardner
Chairman, Chief Executive Officer, and President
(Principal Executive Officer)

Date:	April 28, 2023	By:	/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)