Form 10-Q
period 2023-06-30
PACIFIC PREMIER BANCORP INC
filed 2023-07-28
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
The number of shares outstanding of the registrant’s common stock as of July 21, 2023 was 95,901,264.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except par value and share data)	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$154,392	$135,207
Interest-bearing deposits with financial institutions	1,309,285	966,042
Cash and cash equivalents	1,463,677	1,101,249
Interest-bearing time deposits with financial institutions	1,487	1,734
Investments securities held-to-maturity, at amortized cost, net of allowance for credit losses of $113 and $43 (fair value of $1,458,287 and $1,097,096) at June 30, 2023 and December 31, 2022, respectively	1,737,604	1,388,103
Investment securities available-for-sale, at fair value	2,011,791	2,601,013
FHLB, FRB, and other stock	105,369	119,918
Loans held for sale, at lower of cost or fair value	2,184	2,643
Loans held for investment	13,610,282	14,676,298
Allowance for credit losses	(192,333)	(195,651)
Loans held for investment, net	13,417,949	14,480,647
Accrued interest receivable	70,093	73,784
Other real estate owned	270	—
Premises and equipment, net	61,527	64,543
Deferred income taxes, net	184,857	183,602
Bank owned life insurance	465,288	460,010
Intangible assets	49,362	55,588
Goodwill	901,312	901,312
Other assets	275,113	253,871
Total assets	$20,747,883	$21,688,017
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$5,895,975	$6,306,825
Interest-bearing:
Checking	2,759,855	3,119,850
Money market/savings	4,801,288	5,422,607
Retail certificates of deposit	1,366,071	1,086,423
Wholesale/brokered certificates of deposit	1,716,686	1,416,696
Total interest-bearing	10,643,900	11,045,576
Total deposits	16,539,875	17,352,401
FHLB advances and other borrowings	800,000	1,000,000
Subordinated debentures	331,523	331,204
Accrued expenses and other liabilities	227,351	206,023
Total liabilities	17,898,749	18,889,628
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at June 30, 2023 and December 31, 2022; 95,906,217 shares and 95,021,760 shares issued and outstanding, respectively	937	933
Additional paid-in capital	2,366,639	2,362,663
Retained earnings	757,025	700,040
Accumulated other comprehensive loss	(275,467)	(265,247)
Total stockholders’ equity	2,849,134	2,798,389
Total liabilities and stockholders’ equity	$20,747,883	$21,688,017
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands, except share data)	2023	2022	2023	2022
INTEREST INCOME
Loans	$182,852	$164,455	$363,810	$315,059
Investment securities and other interest-earning assets	42,536	18,771	82,921	36,713
Total interest income	225,388	183,226	446,731	351,772
INTEREST EXPENSE
Deposits	53,580	2,682	93,814	4,355
FHLB advances and other borrowings	7,155	3,217	15,093	3,691
Subordinated debentures	4,561	4,562	9,122	9,122
Total interest expense	65,296	10,461	118,029	17,168
Net interest income before provision for credit losses	160,092	172,765	328,702	334,604
Provision for credit losses	1,499	469	4,515	917
Net interest income after provision for credit losses	158,593	172,296	324,187	333,687
NONINTEREST INCOME
Loan servicing income	493	502	1,066	921
Service charges on deposit accounts	2,670	2,690	5,299	5,305
Other service fee income	315	366	611	733
Debit card interchange fee income	914	936	1,717	1,772
Earnings on bank owned life insurance	3,487	3,240	6,861	6,461
Net gain from sales of loans	345	1,136	374	2,630
Net gain (loss) from sales of investment securities	—	(31)	138	2,103
Trust custodial account fees	9,360	10,354	20,385	21,933
Escrow and exchange fees	924	1,827	1,982	3,488
Other income	2,031	1,173	3,292	2,741
Total noninterest income	20,539	22,193	41,725	48,087
NONINTEREST EXPENSE
Compensation and benefits	53,424	57,562	107,717	114,543
Premises and occupancy	11,615	11,829	23,357	23,781
Data processing	7,488	6,604	14,753	12,600
Other real estate owned operations, net	8	—	116	—
FDIC insurance premiums	2,357	1,452	4,782	2,848
Legal and professional services	4,716	4,629	10,217	8,697
Marketing expense	1,879	1,926	3,717	3,735
Office expense	1,280	1,252	2,512	2,455
Loan expense	567	1,144	1,213	2,278
Deposit expense	9,194	4,081	17,630	7,832
Amortization of intangible assets	3,055	3,479	6,226	7,071
Other expense	5,061	5,016	9,756	10,782
Total noninterest expense	100,644	98,974	201,996	196,622
Net income before income taxes	78,488	95,515	163,916	185,152
Income tax expense	20,852	25,712	43,718	48,445
Net income	$57,636	$69,803	$120,198	$136,707
EARNINGS PER SHARE
Basic	$0.60	$0.74	$1.26	$1.44
Diluted	0.60	0.73	1.26	1.44
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	94,166,083	93,765,264	94,012,799	93,633,213
Diluted	94,215,967	94,040,691	94,192,341	93,983,057

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2023	2022	2023	2022
Net income	$57,636	$69,803	$120,198	$136,707
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on securities available-for-sale, net of income taxes (1)	(15,550)	(40,474)	20,850	(159,065)
Reclassification adjustment for net gain on sales of securities included in net income, net of income taxes (2)	—	22	(99)	(1,503)
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of income taxes (3)	—	(31,326)	(36,076)	(47,884)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of income taxes (4)	2,812	993	5,105	1,296
Other comprehensive (loss), net of tax	(12,738)	(70,785)	(10,220)	(207,156)
Comprehensive income (loss), net of tax	$44,898	$(982)	$109,978	$(70,449)
______________________________
(1) Income tax (benefit) expense of the unrealized (loss) gain on securities was $(6.2) million and $(16.2) million for the three months ended June 30, 2023 and June 30, 2022, respectively, and $8.3 million and $(63.5) million for the six months ended June 30, 2023 June 30, 2022, respectively.
(2) Income tax (benefit) expense on the reclassification adjustment for net gain on sales of securities included in net income was $0 and $(9,000) for the three months ended June 30, 2023 and June 30, 2022, respectively, and $39,000 and $600,000 for the six months ended June 30, 2023 and June 30, 2022, respectively.
(3) Income tax (benefit) expense on the unrealized loss on securities transferred from available-for-sale to held-to-maturity was $0 and $(12.5) million for the three months ended June 30, 2023 and June 30, 2022, respectively, and $(14.3) million and $(19.1) million for the six months ended June 30, 2023 and June 30, 2022, respectively.
(4) Income tax expense on the amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity included in net income was $1.1 million and $396,000 for the three months ended June 30, 2023 and June 30, 2022, respectively, and $2.0 million and $517,000 for the six months ended June 30, 2023 and June 30, 2022, respectively.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2023
(Unaudited)

(Dollars in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2022	95,021,760	$933	$2,362,663	$700,040	$(265,247)	$2,798,389
Net income	—	—	—	120,198	—	120,198
Other comprehensive loss	—	—	—	—	(10,220)	(10,220)
Cash dividends declared ($0.66 per common share)	—	—	—	(62,969)	—	(62,969)
Dividend equivalents declared ($0.66 per restricted stock unit)	—	—	244	(244)	—	—
Share-based compensation expense	—	—	9,272	—	—	9,272
Issuance of restricted stock, net	1,074,073	4	(4)	—	—	—
Restricted stock surrendered and canceled	(205,086)	—	(5,782)	—	—	(5,782)
Exercise of stock options	15,470	—	246	—	—	246
Balance at June 30, 2023	95,906,217	$937	$2,366,639	$757,025	$(275,467)	$2,849,134

Balance at March 31, 2023	95,714,777	$937	$2,361,830	$731,123	$(262,729)	$2,831,161
Net income	—	—	—	57,636	—	57,636
Other comprehensive loss	—	—	—	—	(12,738)	(12,738)
Cash dividends declared ($0.33 per common share)	—	—	—	(31,612)	—	(31,612)
Dividend equivalents declared ($0.33 per restricted stock unit)	—	—	122	(122)	—	—
Share-based compensation expense	—	—	4,543	—	—	4,543
Issuance of restricted stock, net	239,349	—	—	—	—	—
Restricted stock surrendered and canceled	(62,911)	—	(91)	—	—	(91)
Exercise of stock options	15,002	—	235	—	—	235
Balance at June 30, 2023	95,906,217	$937	$2,366,639	$757,025	$(275,467)	$2,849,134

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

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$120,198	$136,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	7,111	7,480
Provision for credit losses	4,515	917
Share-based compensation expense	9,272	9,835
Loss on sales and disposals of premises and equipment	35	38
Net gain on sales of other real estate owned	(106)	—
Net amortization on securities	7,289	9,874
Net accretion of discounts/premiums for acquired loans and deferred loan fees/costs	(8,369)	(15,776)
Net gain on sales of investment securities available-for-sale	(138)	(2,103)
Net gain on sales of loans	(374)	(2,630)
Deferred income tax expense	2,802	6,336
Income from bank owned life insurance, net	(5,550)	(5,241)
Amortization of intangible assets	6,226	7,071
Origination of loans held for sale	(766)	(33,778)
Proceeds from the sales of and principal payments from loans held for sale	833	44,320
Change in accrued expenses and other liabilities, net	21,752	(14,127)
Change in accrued interest receivable and other assets, net	11,679	61,455
Net cash provided by operating activities	176,409	210,378
Cash flows from investing activities:
Net decrease in interest-bearing time deposits with financial institutions	247	—
Proceeds from sales of other real estate owned	3,307	—
Loan originations and payments, net	989,184	(791,918)
Proceeds from loans held for sale previously classified as portfolio loans	84,472	—
Purchase of loans held for investment	—	(797)
Purchase of securities held-to-maturity	(8,000)	—
Proceeds from prepayments and maturities of securities held-to-maturity	21,454	10,242
Purchase of securities available-for-sale	(224,347)	(583,329)
Proceeds from prepayments and maturities of securities available-for-sale	124,796	184,974
Proceeds from sales of securities available-for-sale	304,320	705,729
Proceeds from the sales of premises and equipment	3	—
Purchase of premises and equipment	(4,133)	(4,045)
Change in FHLB, FRB, and other stock	1,911	(2,243)
Funding of Community Reinvestment Act (“CRA”) investments, net	(26,164)	(1,442)
Net cash provided by (used in) investing activities	1,267,050	(482,829)
Cash flows from financing activities:
Net (decrease) increase in deposit accounts	$(812,526)	$969,024
Net change in short-term borrowings	(200,000)	(358,000)
Proceeds from long-term borrowings	—	400,000
Cash dividends paid	(62,969)	(62,469)
Proceeds from exercise of stock options	246	665
Restricted stock surrendered and canceled	(5,782)	(8,674)
Net cash (used in) provided by financing activities	(1,081,031)	940,546
Net increase in cash and cash equivalents	362,428	668,095
Cash and cash equivalents, beginning of period	1,101,249	304,703
Cash and cash equivalents, end of period	$1,463,677	$972,798

Supplemental cash flow disclosures:
Interest paid	$105,459	$16,640
Income taxes paid, net	1,071	31,433
Noncash investing activities during the period:
Transfers from portfolio loans to loans held for sale	84,993	—
Transfers from loans held for sale to loans held for investment	1,287	—
Other real estate owned transferred from loans held for investment	7,156	—
Transfers of investment securities from available-for-sale to held-to-maturity	360,347	1,019,472
Transfers of CRA investment securities from other stock to other assets	12,601	—
Recognition of operating lease right-of-use assets	(1,804)	(1,183)
Recognition of operating lease liabilities	1,949	1,183
Due on unsettled security purchases	—	(30,149)

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements reflect all normal recurring adjustments and accruals that are necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods presented. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2023.

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

Accounting Standards Adopted in 2023

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

The use of LIBOR was discontinued after June 30, 2023. In anticipation of this, the Company previously created a cross-functional working group to manage the transition away from LIBOR. This working group was comprised of senior leadership and staff from functional areas that include: finance, treasury, lending, loan servicing, enterprise risk management, information technology, legal, and other internal stakeholders integral to the Bank’s transition away from LIBOR. The working group monitored developments related to transition and uncertainty surrounding reference rate reform and guided the Bank’s response. The working group performed regular assessments of the population of financial instruments that referenced LIBOR and worked to transition such instruments away from LIBOR. The working group also worked to confirm the Bank’s loan documents that referenced LIBOR have been appropriately amended, ensuring that our internal systems were prepared for the transition, and managed the transition process with our customers. The Company has chosen to use the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. However, the Company may also use other alternative reference rates, such as the Constant Maturity Treasury index and Prime rate based on the individual needs of our customers as well as the types of credit being extended.

Recent Accounting Guidance Not Yet Effective

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842), Common Control Arrangements. The amendments in this Update clarify the accounting for leasehold improvements associated with common control leases. This Update has been issued in order to address current diversity in practice associated with the accounting for leasehold improvements associated with a lease between entities under common control. The amendments in this Update apply to all lessees that are a party to a lease between entities under common control in which there are leasehold improvements. The amendments in this Update are effective for interim and annual periods beginning after December 15, 2023. The Company has evaluated the provisions of this Update, and does not anticipate the adoption will have a material impact on the Company’s consolidated financial statements.

In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, a consensus of the Emerging Issues Task Force. The amendments in this Update allow the option for an entity to apply the proportional amortization method of accounting to other equity investments that are made for the primary purpose of receiving income tax credits or other income tax benefits, if certain conditions are met. Prior to this Update, the application of the proportional amortization method of accounting was limited to investments in low income housing tax credit structures. The proportional amortization method of accounting results in the amortization of applicable investments, as well as the related income tax credits or other income tax benefits received, being presented on a single line in the statements of income, that is income tax expense. Under this Update, an entity has the option to apply the proportional amortization method of accounting to applicable investments on a tax-credit-program-by-tax-credit-program basis. In addition, the amendments in this Update require that all tax equity investments accounted for using the proportional amortization method use the delayed equity contribution guidance in paragraph 323-740-25-3, requiring a liability be recognized for delayed equity contributions that are unconditional and legally binding or for equity contributions that are contingent upon a future event when that contingent event becomes probable. Under this Update, low income housing tax credit investments for which the proportional amortization method is not applied can no longer be accounted for using the delayed equity contribution guidance. Further, this Update specifies that tax equity investments accounted for using the equity method must apply the impairment guidance in Subtopic 323-10 - Investments - Equity Method and Joint Ventures - Overall. This Update also clarifies that for low income housing tax credit investments not accounted for under the proportional amortization method or the equity method, an entity shall account for them under Topic 321 - Investments - Equity Securities. The amendments in this Update also require additional disclosures in interim and annual periods concerning investments for which the proportional amortization method is applied, including (i) the nature of tax equity investments, and (ii) the effect of tax equity investments and related income tax credits and other income tax benefits on the financial position and results of operations. The provisions of this Update are effective for the Company for interim and annual periods beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact of this Update on its consolidated financial statements.

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

Other Real Estate Owned (“OREO”). Real estate properties acquired through, or in lieu of foreclosure are recorded at fair value, less cost to sell, with any excess of the loan’s amortized cost balance over the fair value of the property recorded as a charge against the ACL. The Company obtains an appraisal and/or market valuation on all other real estate owned at the time of possession. After foreclosure, valuations are periodically performed by management. Any subsequent declines in fair value are recorded as a charge to noninterest expense in current period earnings with a corresponding write-down to the asset. All legal fees and direct costs, including foreclosure and other related costs, are expensed as incurred.

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

Note 4 – Investment Securities

The amortized cost and estimated fair value of available-for-sale (“AFS”) investment securities were as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
AFS investment securities:
June 30, 2023
U.S. Treasury	$14,944	$—	$(1,840)	$13,104
Agency	463,958	—	(50,103)	413,855
Corporate	561,128	104	(63,113)	498,119
Collateralized mortgage obligations	357,766	—	(30,509)	327,257
Mortgage-backed securities	888,740	—	(129,284)	759,456
Total AFS investment securities	$2,286,536	$104	$(274,849)	$2,011,791

December 31, 2022
U.S. Treasury	$49,156	$—	$(2,139)	$47,017
Agency	485,331	—	(53,893)	431,438
Corporate	586,652	—	(44,104)	542,548
Collateralized mortgage obligations	829,928	—	(65,699)	764,229
Mortgage-backed securities	953,678	—	(137,897)	815,781
Total AFS investment securities	$2,904,745	$—	$(303,732)	$2,601,013

The carrying amount and estimated fair value of held-to-maturity (“HTM”) investment securities were as follows:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Gain	Gross Unrecognized Loss	Estimated Fair Value
HTM investment securities:
June 30, 2023
Municipal bonds	$1,147,604	$(113)	$1,147,491	$—	$(238,542)	$908,949
Collateralized mortgage obligations	349,328	—	349,328	70	(7,385)	342,013
Mortgage-backed securities	224,470	—	224,470	—	(33,460)	191,010
Other	16,315	—	16,315	—	—	16,315
Total HTM investment securities	$1,737,717	$(113)	$1,737,604	$70	$(279,387)	$1,458,287

December 31, 2022
Municipal bonds	$1,148,055	$(43)	$1,148,012	$44	$(257,430)	$890,626
Mortgage-backed securities	231,692	—	231,692	—	(33,621)	198,071
Other	8,399	—	8,399	—	—	8,399
Total HTM investment securities	$1,388,146	$(43)	$1,388,103	$44	$(291,051)	$1,097,096
The Company reassesses classification of certain investments as part of the ongoing review of the investment securities portfolio. During the first half of 2023, the Company transferred $410.7 million of AFS collateralized mortgage obligations to HTM securities. The Company intends and has the ability to hold the securities transferred to maturity. The transfer of these securities was accounted for at fair value on the transfer date. These collateralized mortgage obligations securities had a net carrying amount of $360.3 million with a pre-tax unrealized loss of $50.4 million, which are accreted into interest income as yield adjustments over the remaining term of the securities. No gains or losses were recorded at the time of transfer.

During the first half of 2022, the Company transferred AFS municipal bond portfolio of $831.4 million and mortgage-backed securities of $255.0 million to HTM securities. The Company intends and has the ability to hold the securities transferred to maturity. The transfer of these securities was accounted for at fair value on the transfer date. The municipal bonds had a net carrying amount of $780.7 million with a pre-tax unrealized loss of $50.8 million, and the mortgage-backed securities had a net carrying amount of $238.8 million with a pre-tax unrealized loss of $16.2 million, both of which are accreted into interest income as yield adjustments over the remaining term of the securities. No gains or losses were recorded at the time of transfer.
Investment securities with carrying values of $3.70 billion and $195.6 million as of June 30, 2023 and December 31, 2022, respectively, were pledged to other borrowings, secure public deposits, and for other purposes as required or permitted by law. The increase in the investment securities pledged during the first half of 2023 was primarily due to the additional investment securities with carrying values of $1.68 billion pledged to the Federal Reserve's discount window and $1.83 billion pledged to the Federal Reserve's new Bank Term Funding Program launched in March 2023 to increase the Company’s access to funding and provide liquidity.

Unrealized Gains and Losses

Unrealized gains and losses on AFS investment securities, net of tax, are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At June 30, 2023, the Company had a net unrealized loss on AFS investment securities of $274.7 million, or $196.6 million net of tax in accumulated other comprehensive loss, compared to a net unrealized loss of $303.7 million, or $217.4 million net of tax in accumulated other comprehensive loss, at December 31, 2022.

For investment securities transferred from AFS to HTM, the net after-tax unrealized gains and losses at the date of transfer continue to be reported in stockholders’ equity as accumulated other comprehensive loss and are amortized over the remaining lives of the securities as an adjustment of yield in a manner consistent with the amortization of a premium or discount, with an offsetting entry to interest income for the accretion of the unrealized loss associated with the transferred securities. At June 30, 2023, the unrealized loss on investment securities transferred from AFS to HTM was $110.1 million, or $78.8 million net of tax in accumulated other comprehensive loss.

The table below summarizes the number, fair value, and gross unrealized holding losses of the Company’s AFS investment securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of the dates indicated, aggregated by investment category and length of time in a continuous loss position.

	June 30, 2023
	Less than 12 Months			12 Months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
AFS investment securities:
U.S. Treasury	—	$—	$—	1	$13,104	$(1,840)	1	$13,104	$(1,840)
Agency	4	43,105	(895)	37	370,751	(49,208)	41	413,856	(50,103)
Corporate	2	26,068	(3,932)	50	457,013	(59,181)	52	483,081	(63,113)
Collateralized mortgage obligations	4	69,635	(991)	49	257,622	(29,518)	53	327,257	(30,509)
Mortgage-backed securities.	2	27,663	(323)	78	731,793	(128,961)	80	759,456	(129,284)
Total AFS investment securities	12	$166,471	$(6,141)	215	$1,830,283	$(268,708)	227	$1,996,754	$(274,849)

	December 31, 2022
	Less than 12 Months			12 Months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
AFS investment securities:
U.S. Treasury	5	$33,982	$(237)	1	$13,036	$(1,902)	6	$47,018	$(2,139)
Agency	8	79,895	(1,265)	35	351,543	(52,628)	43	431,438	(53,893)
Corporate	35	327,984	(20,840)	21	214,565	(23,264)	56	542,549	(44,104)
Collateralized mortgage obligations	41	522,955	(33,318)	40	241,229	(32,381)	81	764,184	(65,699)
Mortgage-backed securities	13	91,762	(6,987)	68	724,019	(130,910)	81	815,781	(137,897)
Total AFS investment securities	102	$1,056,578	$(62,647)	165	$1,544,392	$(241,085)	267	$2,600,970	$(303,732)

Allowance for Credit Losses on Investment Securities

The Company reviews individual securities classified as AFS to determine whether unrealized losses are deemed credit related or due to other factors such as changes in interest rates and general market conditions. An ACL on AFS investment securities is recorded when unrealized losses have been deemed, through the Company’s qualitative assessment, to be credit related. Non-credit related unrealized losses on AFS investment securities, which may be attributed to changes in interest rates and other market-related factors, are not recorded through an ACL. Such declines are recorded as an adjustment to accumulated other comprehensive income, net of tax. In the event the Company is required to sell or has the intent to sell an AFS security that has experienced a decline in fair value below its amortized cost, the Company writes the amortized cost of the security down to fair value in the current period.

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

At June 30, 2023 and December 31, 2022, the Company had an ACL of $113,000 and $43,000, respectively, for HTM investment securities classified as municipal bonds. The following table presents a rollforward by major security type of the allowance for credit losses on the Company's HTM debt securities as of and for the periods indicated:

	Three Months Ended June 30, 2023
(Dollars in thousands)	Balance, March 31, 2023	Provision for Credit Losses	Balance, June 30, 2023
HTM investment securities:
Municipal bonds	$227	$(114)	$113

	Three Months Ended June 30, 2022
(Dollars in thousands)	Balance, March 31, 2022	Provision for Credit Losses	Balance, June 30, 2022
HTM investment securities:
Municipal bonds	$41	$68	$109

	Six Months Ended June 30, 2023
(Dollars in thousands)	Balance, December 31, 2022	Provision for Credit Losses	Balance, June 30, 2023
HTM investment securities:
Municipal bonds	$43	$70	$113

	Six Months Ended June 30, 2022
(Dollars in thousands)	Balance, December 31, 2021	Provision for Credit Losses	Balance, June 30, 2022
HTM investment securities:
Municipal bonds	$22	$87	$109

The Company had no ACL for AFS investment securities at June 30, 2023 and December 31, 2022. The Company performed a qualitative assessment of these investments as of June 30, 2023 and determined that the decrease in unrealized losses was the result of general market conditions, including changes in interest rates driven by the Federal Reserve’s policy to reduce levels of inflation, and does not believe the declines in fair value were credit related. As of June 30, 2023, the Company had not recorded credit losses on certain AFS securities that were in an unrealized loss position due to the high quality of the investments, with investment grade ratings, and many of them issued by U.S. government agencies. As of June 30, 2023, 75% of our AFS securities are U.S. Treasury, U.S. government agency, and U.S. government-sponsored enterprise securities. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. It is more likely than not that the Company will not be required to sell the securities prior to their anticipated recoveries, and at this time the Company does not intend to sell these securities. There was no provision for credit losses recognized for AFS investment securities during the three months ended June 30, 2023 and June 30, 2022, nor during the six months ended June 30, 2023 and June 30, 2022.

At June 30, 2023 and December 31, 2022, there were no AFS or HTM securities in nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. At June 30, 2023 and December 31, 2022, there were no securities purchased with deterioration in credit quality since their origination. At June 30, 2023 and December 31, 2022, there were no collateral dependent AFS or HTM securities.

Realized Gains and Losses

The following table presents the amortized cost of securities sold with related gross realized gains and losses, as well as net realized gains or losses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2023	2022	2023	2022
Amortized cost of AFS investment securities sold	$—	$45,121	$304,182	$703,626

Gross realized gains	$—	$7	$986	$13,645
Gross realized (losses)	—	(38)	(848)	(11,542)
Net realized gains on sales of AFS investment securities	$—	$(31)	$138	$2,103

Contractual Maturities

The amortized cost and estimated fair value of investment securities at June 30, 2023, by contractual maturity, are shown in the table below.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS investment securities:
U.S. Treasury	$—	$—	$14,944	$13,104	$—	$—	$—	$—	$14,944	$13,104
Agency	17,140	16,989	314,680	289,909	106,988	88,101	25,150	18,856	463,958	413,855
Corporate	—	—	288,165	283,555	272,963	214,564	—	—	561,128	498,119
Collateralized mortgage obligations	15,504	15,441	54,631	53,788	193,285	170,373	94,346	87,655	357,766	327,257
Mortgage-backed securities	27,986	27,663	—	—	502,381	438,835	358,373	292,958	888,740	759,456
Total AFS investment securities	60,630	60,093	672,420	640,356	1,075,617	911,873	477,869	399,469	2,286,536	2,011,791
HTM investment securities:
Municipal bonds	—	—	10,641	10,179	53,352	47,279	1,083,611	851,491	1,147,604	908,949
Collateralized mortgage obligations	—	—	132	132	—	—	349,196	341,881	349,328	342,013
Mortgage-backed securities	—	—	—	—	—	—	224,470	191,010	224,470	191,010
Other	—	—	—	—	—	—	16,315	16,315	16,315	16,315
Total HTM investment securities	—	—	10,773	10,311	53,352	47,279	1,673,592	1,400,697	1,737,717	1,458,287
Total investment securities	$60,630	$60,093	$683,193	$650,667	$1,128,969	$959,152	$2,151,461	$1,800,166	$4,024,253	$3,470,078

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

The following table presents the composition of the loan portfolio for the periods indicated:

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Investor loans secured by real estate
CRE non-owner-occupied	$2,571,246	$2,660,321
Multifamily	5,788,030	6,112,026
Construction and land	428,287	399,034
SBA secured by real estate	38,876	42,135
Total investor loans secured by real estate	8,826,439	9,213,516
Business loans secured by real estate
CRE owner-occupied	2,281,721	2,432,163
Franchise real estate secured	318,539	378,057
SBA secured by real estate	57,084	61,368
Total business loans secured by real estate	2,657,344	2,871,588
Commercial loans
Commercial and industrial	1,744,763	2,160,948
Franchise non-real estate secured	351,944	404,791
SBA non-real estate secured	9,688	11,100
Total commercial loans	2,106,395	2,576,839
Retail loans
Single family residential	70,993	72,997
Consumer	2,241	3,284
Total retail loans	73,234	76,281
Loans held for investment before basis adjustment (1)	13,663,412	14,738,224
Basis adjustment associated with fair value hedge (2)	(53,130)	(61,926)
Loans held for investment	13,610,282	14,676,298
Allowance for credit losses for loans held for investment	(192,333)	(195,651)
Loans held for investment, net	$13,417,949	$14,480,647

Total unfunded loan commitments	$2,202,647	$2,489,203
Loans held for sale, at lower of cost or fair value	2,184	2,643
______________________________
(1) Includes net deferred origination fees of $142,000 and $1.9 million, and unaccreted fair value net purchase discounts of $48.4 million and $54.8 million as of June 30, 2023 and December 31, 2022, respectively.
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

Loans Serviced for Others and Loan Securitization

The Company generally retains the servicing rights of the guaranteed portion of SBA loans sold, for which the Company initially records a servicing asset at fair value within its other assets category. Servicing assets are subsequently measured using the amortization method and amortized to noninterest income. At June 30, 2023 and December 31, 2022, the servicing assets totaled $2.3 million and $3.0 million, respectively, and were included in other assets in the Company’s consolidated statement of financial condition. Servicing assets are evaluated for impairment based upon the fair value of the servicing rights as compared to carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. At June 30, 2023 and December 31, 2022, the Company determined that no valuation allowance was necessary.

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

To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse Freddie Mac for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date of December 23, 2016. The liability recorded for Company’s exposure to the reimbursement agreement with Freddie Mac was $334,000 as of June 30, 2023 and December 31, 2022.

Loans sold and serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans and participations serviced for others was $421.3 million at June 30, 2023 and $463.4 million at December 31, 2022, respectively. Included in those totals are multifamily loans transferred through securitization with Freddie Mac of $51.3 million and $54.2 million at June 30, 2023 and December 31, 2022, respectively, and SBA participations serviced for others of $286.3 million and $315.3 million at June 30, 2023 and December 31, 2022, respectively.

Concentration of Credit Risk

As of June 30, 2023, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located predominately in California. The Company’s loan portfolio contains concentrations of credit in multifamily, CRE non-owner-occupied, CRE owner-occupied, and C&I business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and diversifies its loan portfolio through loan originations, purchases, and sales to meet approved concentration levels.

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus, and likewise in excess of 15% of the Bank’s unimpaired capital plus surplus for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $824.2 million for secured loans and $494.5 million for unsecured loans at June 30, 2023. In order to manage concentration risk, the Bank maintains a house lending limit well below these statutory maximums. At June 30, 2023, the Bank’s largest aggregate outstanding balance of loans to one borrower was $170.3 million secured by multifamily properties.

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

Risk grades are based on a six-grade Pass scale, along with Special Mention, Substandard, Doubtful, and Loss classifications, and such classifications are defined by the federal banking regulatory agencies. The assignment of risk grades allows the Company to, among other things, identify the risk associated with each credit in the portfolio and to provide a basis for estimating credit losses inherent in the portfolio. Risk grades are reviewed regularly with the Company’s Credit and Portfolio Review Committee, and the portfolio management and risk grading process is reviewed on an ongoing basis by an independent loan review function and periodic internal audits, as well as by regulatory agencies during scheduled examinations.

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

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as well as the gross charge-offs on a year-to-date basis by year of origination as of June 30, 2023:

	Term Loans by Vintage
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term During the Period	Total
June 30, 2023
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$13,775	$520,853	$599,620	$196,597	$321,542	$903,295	$—	$—	$2,555,682
Special mention	—	3,847	2,570	—	—	—	—	—	6,417
Substandard	—	437	—	—	—	8,710	—	—	9,147
Multifamily
Pass	73,440	1,210,300	2,095,164	739,051	858,898	798,230	403	—	5,775,486
Special mention	—	—	—	—	12,544	—	—	—	12,544
Construction and land
Pass	45,304	227,148	137,500	7,693	4,858	5,784	—	—	428,287
SBA secured by real estate
Pass	—	6,524	130	493	4,820	18,351	—	—	30,318
Substandard	—	—	—	—	534	8,024	—	—	8,558
Total investor loans secured by real estate	132,519	1,969,109	2,834,984	943,834	1,203,196	1,742,394	403	—	8,826,439
Current period gross charge-offs	—	—	217	—	—	2,730	—	—	2,947
Business loans secured by real estate
CRE owner-occupied
Pass	11,456	582,666	680,769	231,507	227,929	499,279	5,845	—	2,239,451
Special mention	—	—	2,816	—	—	15,229	—	—	18,045
Substandard	—	10,348	—	4,251	—	9,626	—	—	24,225
Franchise real estate secured
Pass	7,619	39,661	129,858	28,875	16,617	78,356	—	—	300,986
Special mention	—	7,701	3,879	—	823	—	—	—	12,403
Substandard	—	950	—	—	3,903	297	—	—	5,150
SBA secured by real estate
Pass	115	9,951	8,079	2,128	5,140	26,014	—	—	51,427
Substandard	—	—	—	—	—	5,657	—	—	5,657
Total loans secured by business real estate	19,190	651,277	825,401	266,761	254,412	634,458	5,845	—	2,657,344
Current period gross charge-offs	—	—	318	191	—	1,861	—	—	2,370

	Term Loans by Vintage
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term During the Period	Total
Commercial loans
Commercial and industrial
Pass	$29,948	$229,282	$198,520	$50,242	$120,448	$168,018	$856,579	$3,354	$1,656,391
Special mention	—	5,152	12,709	—	561	—	21,279	55	39,756
Substandard	—	15,310	3,067	694	2	1,213	14,199	14,131	48,616
Franchise non-real estate secured
Pass	7,524	79,358	122,005	17,431	39,975	63,563	776	—	330,632
Special mention	—	1,346	1,767	—	674	—	—	—	3,787
Substandard	—	1,641	354	2,651	11,169	1,710	—	—	17,525
SBA non-real estate secured
Pass	331	3,336	352	119	1,558	2,926	—	—	8,622
Substandard	—	555	—	146	124	241	—	—	1,066
Total commercial loans	37,803	335,980	338,774	71,283	174,511	237,671	892,833	17,540	2,106,395
Current period gross charge-offs	—	282	59	5	289	36	677	—	1,348
Retail loans
Single family residential
Pass	20	—	—	172	—	45,491	25,308	—	70,991
Substandard	—	—	—	—	—	2	—	—	2
Consumer loans
Pass	—	—	3	13	8	881	1,336	—	2,241
Total retail loans	20	—	3	185	8	46,374	26,644	—	73,234
Current period gross charge-offs	—	—	—	—	—	983	2	—	985
Loans held for investment before basis adjustment (1)	$189,532	$2,956,366	$3,999,162	$1,282,063	$1,632,127	$2,660,897	$925,725	$17,540	$13,663,412
Total current period gross charge-offs	—	282	594	196	289	5,610	679	—	7,650
______________________________
(1) Excludes the basis adjustment of $53.1 million to the carrying amount of certain loans included in fair value hedging relationships. Refer to Note 11 – Derivative Instruments for additional information.

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

The following tables stratify the loans held for investment portfolio by delinquency as of the periods indicated:

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+	Total
June 30, 2023
Investor loans secured by real estate
CRE non-owner-occupied	$2,569,680	$—	$—	$1,566	$2,571,246
Multifamily	5,788,030	—	—	—	5,788,030
Construction and land	428,287	—	—	—	428,287
SBA secured by real estate	38,349	527	—	—	38,876
Total investor loans secured by real estate	8,824,346	527	—	1,566	8,826,439
Business loans secured by real estate
CRE owner-occupied	2,276,988	—	—	4,733	2,281,721
Franchise real estate secured	318,539	—	—	—	318,539
SBA secured by real estate	55,778	—	—	1,306	57,084
Total business loans secured by real estate	2,651,305	—	—	6,039	2,657,344
Commercial loans
Commercial and industrial	1,722,499	122	31	22,111	1,744,763
Franchise non-real estate secured	351,944	—	—	—	351,944
SBA not secured by real estate	9,133	—	—	555	9,688
Total commercial loans	2,083,576	122	31	22,666	2,106,395
Retail loans
Single family residential	70,993	—	—	—	70,993
Consumer loans	2,241	—	—	—	2,241
Total retail loans	73,234	—	—	—	73,234
Loans held for investment before basis adjustment (1)	$13,632,461	$649	$31	$30,271	$13,663,412

December 31, 2022
Investor loans secured by real estate
CRE non-owner-occupied	$2,655,892	$—	$—	$4,429	$2,660,321
Multifamily	6,103,246	2,723	—	6,057	6,112,026
Construction and land	399,034	—	—	—	399,034
SBA secured by real estate	42,135	—	—	—	42,135
Total investor loans secured by real estate	9,200,307	2,723	—	10,486	9,213,516
Business loans secured by real estate
CRE owner-occupied	2,424,174	1,434	—	6,555	2,432,163
Franchise real estate secured	370,984	7,073	—	—	378,057
SBA secured by real estate	60,177	—	104	1,087	61,368
Total business loans secured by real estate	2,855,335	8,507	104	7,642	2,871,588
Commercial loans
Commercial and industrial	2,152,302	4,657	81	3,908	2,160,948
Franchise non-real estate secured	401,199	3,592	—	—	404,791
SBA not secured by real estate	10,511	—	—	589	11,100
Total commercial loans	2,564,012	8,249	81	4,497	2,576,839
Retail loans
Single family residential	71,940	1,057	—	—	72,997
Consumer loans	3,282	2	—	—	3,284
Total retail loans	75,222	1,059	—	—	76,281
Loans held for investment before basis adjustment (1)	$14,694,876	$20,538	$185	$22,625	$14,738,224
______________________________
(1) Excludes the basis adjustment of $53.1 million and $61.9 million to the carrying amount of certain loans included in fair value hedging relationships as of June 30, 2023 and December 31, 2022, respectively. Refer to Note 11 – Derivative Instruments for additional information.

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

As of June 30, 2023, $17.2 million of loans were individually evaluated with $4.0 million ACL attributed to such loans. At June 30, 2023, all individually evaluated loans were evaluated based on the underlying value of the collateral and none were evaluated using a discounted cash flow approach. All individually evaluated loans were on nonaccrual status at June 30, 2023.

As of December 31, 2022, $30.9 million of loans were individually evaluated, and the ACL attributed to such loans totaled $1.7 million. At December 31, 2022, all individually evaluated loans were evaluated based on the underlying value of the collateral and none were evaluated using a discounted cash flow approach. All individually evaluated loans were on nonaccrual status at December 31, 2022.

Purchased Credit Deteriorated Loans

The Company analyzed acquired loans for more-than-insignificant deterioration in credit quality since their origination. Such loans are classified as purchased credit deteriorated loans. Please see Note 1 - Description of Business and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2022 Form 10-K for more information concerning the accounting for purchased credit deterioration (“PCD”) loans. The Company had PCD loans of $393.5 million and $422.7 million at June 30, 2023 and December 31, 2022, respectively.

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

The Company typically does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the timely collection of principal or interest. However, when such loans are well-secured and in the process of collection, the Company may continue with the accrual of interest. The Company had loans on nonaccrual status of $17.2 million at June 30, 2023 and $30.9 million at December 31, 2022. The Company did not record income from the receipt of cash payments related to nonaccruing loans during the three and six months ended June 30, 2023 and June 30, 2022. The Company had seven syndicated loans to one borrower relationship totaling $17.9 million that were 90 days or more past due and still accruing at June 30, 2023. These loans are well-secured, and are in the process of modification at June 30, 2023. The Company had no loans 90 days or more past due and still accruing at December 31, 2022.

The following tables provide a summary of nonaccrual loans as of the dates indicated:

	Nonaccrual Loans (1)
	Collateral Dependent Loans		Non-Collateral Dependent Loans		Total Nonaccrual Loans	Nonaccrual Loans with No ACL
(Dollars in thousands)	Balance	ACL	Balance	ACL
June 30, 2023
Investor loans secured by real estate
CRE non-owner-occupied	$1,566	$—	$—	$—	$1,566	$1,566
SBA secured by real estate	505	—	—	—	505	505
Total investor loans secured by real estate	2,071	—	—	—	2,071	2,071
Business loans secured by real estate
CRE owner-occupied	8,984	—	—	—	8,984	8,984
SBA secured by real estate	1,306	—	—	—	1,306	1,306
Total business loans secured by real estate	10,290	—	—	—	10,290	10,290
Commercial loans
Commercial and industrial	4,235	4,000	—	—	4,235	235
SBA non-real estate secured	555	—	—	—	555	555
Total commercial loans	4,790	4,000	—	—	4,790	790
Total nonaccrual loans	$17,151	$4,000	$—	$—	$17,151	$13,151

December 31, 2022
Investor loans secured by real estate
CRE non-owner-occupied	$4,429	$—	$—	$—	$4,429	$4,429
Multifamily	8,780	—	—	—	8,780	8,780
SBA secured by real estate	533	—	—	—	533	533
Total investor loans secured by real estate	13,742	—	—	—	13,742	13,742
Business loans secured by real estate
CRE owner-occupied	11,475	1,742	—	—	11,475	9,733
SBA secured by real estate	1,191	—	—	—	1,191	1,191
Total business loans secured by real estate	12,666	1,742	—	—	12,666	10,924
Commercial loans
Commercial and industrial	3,908	—	—	—	3,908	3,908
SBA non-real estate secured	589	—	—	—	589	589
Total commercial loans	4,497	—	—	—	4,497	4,497
Total nonaccrual loans	$30,905	$1,742	$—	$—	$30,905	$29,163
______________________________
(1) The ACL for nonaccrual loans is determined based on a discounted cash flow methodology unless the loan is considered collateral dependent; otherwise, the ACL for collateral dependent nonaccrual loans is determined based on the estimated fair value of the underlying collateral.

Residential Real Estate Loans In Process of Foreclosure

The Company had no consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of June 30, 2023 or December 31, 2022.

Modified Loans to Troubled Borrowers

On January 1, 2023, the Company adopted ASU 2022-02, which introduces new reporting requirements for modifications of loans to borrowers experiencing financial difficulty. The Company also refers to these loans as modified loans to troubled borrowers. An MLTB arises from a modification made to a loan in order to alleviate temporary difficulties in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. GAAP requires that certain types of modifications be reported, which consist of the following: (i) principal forgiveness, (ii) interest rate reduction, (iii) other-than-insignificant payment delay, (iv) term extension, or any combination of the foregoing. The ACL for an MLTB is measured on a collective basis, as with other loans in the loan portfolio, unless management determines that such loans no longer possess risk characteristics similar to others in the loan portfolio. In those instances, the ACL for an MLTB is determined through individual evaluation.

During the three months ended June 30, 2023, there were no loan modifications to borrowers experiencing financial difficulty.

The following table shows the amortized cost of the MLTB by class and type of modification, as well as the percentage of the loan modified to total loans in each class at and during the period indicated:

	For The Six Months Ended
	June 30, 2023
	Term Extension
(Dollars in thousands)	Balance	Percent of Total Class of Loans
Business loans secured by real estate
CRE owner-occupied	$851	0.04%
Total business loans secured by real estate	$851

The following table describes the financial effect of the loan modification made for the borrower experiencing financial difficulty during the six months ended June 30, 2023:

Term Extension
Business loans secured by real estate
CRE owner-occupied	Extended term by 4 months

The MLTB reported during the first quarter of 2023 matured during the second quarter of 2023. During the three and six months ended June 30, 2023, there were no MLTBs that had a payment default and had been modified within the 12 months preceding the payment default.

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

At December 31, 2022, there were five loans totaling $16.1 million modified as TDRs, consisting of three CRE owner-occupied loans and one C&I loan totaling $5.1 million belonging to one borrower relationship with the terms modified due to bankruptcy, and one franchise non-real estate secured loans totaling $11.0 million belonging to another borrower relationship with the terms modified for payment deferral. All TDRs were on nonaccrual status as of December 31, 2022. During the three and six months ended June 30, 2022, the three CRE owner-occupied loans and one C&I loan classified as TDRs were in payment default after modification within the previous 12 months.

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

The following tables summarize collateral dependent loans by collateral type as of the dates indicated:

(Dollars in thousands)	Office Properties	Industrial Properties	Retail Properties	Land Properties	Hotel Properties	Multifamily Properties	Other CRE Properties	Business Assets	Total
June 30, 2023
Investor loan secured by real estate
CRE non-owner-occupied	$1,129	$—	$437	$—	$—	$—	$—	$—	$1,566
SBA secured by real estate	—	—	—	—	505	—	—	—	505
Total investor loans secured by real estate	1,129	—	437	—	505	—	—	—	2,071
Business loans secured by real estate
CRE owner-occupied	4,251	—	—	4,733	—	—	—	—	8,984
SBA secured by real estate	—	1,111	195	—	—	—	—	—	1,306
Total business loans secured by real estate	4,251	1,111	195	4,733	—	—	—	—	10,290
Commercial loans
Commercial and industrial	—	—	—	235	—	—	—	4,000	4,235
SBA non-real estate secured	—	—	—	—	—	—	—	555	555
Total commercial loans	—	—	—	235	—	—	—	4,555	4,790
Total collateral dependent loans	$5,380	$1,111	$632	$4,968	$505	$—	$—	$4,555	$17,151

(Dollars in thousands)	Office Properties	Industrial Properties	Retail Properties	Land Properties	Hotel Properties	Multifamily Properties	Other CRE Properties	Business Assets	Total
December 31, 2022
Investor loan secured by real estate
CRE non-owner-occupied	$—	$—	$463	$—	$—	$—	$3,966	$—	$4,429
Multifamily	—	—	—	—	—	8,780	—	—	8,780
SBA secured by real estate	—	—	—	—	533	—	—	—	533
Total investor loans secured by real estate	—	—	463	—	533	8,780	3,966	—	13,742
Business loans secured by real estate
CRE owner-occupied	4,417	—	—	4,813	—	—	2,245	—	11,475
SBA secured by real estate	104	1,087	—	—	—	—	—	—	1,191
Total business loans secured by real estate	4,521	1,087	—	4,813	—	—	2,245	—	12,666
Commercial loans
Commercial and industrial	—	—	—	238	—	—	490	3,180	3,908
SBA non-real estate secured	—	—	—	—	—	—	—	589	589
Total commercial loans	—	—	—	238	—	—	490	3,769	4,497
Total collateral dependent loans	$4,521	$1,087	$463	$5,051	$533	$8,780	$6,701	$3,769	$30,905

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

The discounted cash flow model is applied on an instrument-by-instrument basis, and for loans with similar risk characteristics, to derive estimates for the lifetime ACL for each loan. The discounted cash flow methodology relies on several significant components essential to the development of estimates for future cash flows on loans and unfunded loan commitments. These components consist of: (i) the estimated probability of default (“PD”), (ii) the estimated loss given default (“LGD”), which represents the estimated severity of the loss when a loan is in default, (iii) estimates for prepayment activity on loans, and (iv) the estimated exposure to the Company at default (“EAD”). The PD and LGD are heavily influenced by changes in economic forecasts employed in the model over a reasonable and supportable period. The Company’s ACL methodology for unfunded loan commitments also includes assumptions concerning the probability an unfunded commitment will be drawn upon by the borrower. These assumptions are based on the Company’s historical experience.

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

Economic Forecasts

In order to develop reasonable and supportable forecasts of future conditions, the Company estimates how those forecasts are expected to impact a borrower’s ability to satisfy their obligation to the Bank and the ultimate collectability of future cash flows over the life of a loan. The Company uses macroeconomic scenarios from an independent third party, which are based on past events, current conditions, and the likelihood of future events occurring. These scenarios are typically comprised of: a base-case scenario, an upside scenario, representing slightly better economic conditions than currently experienced and, a downside scenario, representing recessionary conditions. Management periodically evaluates appropriateness of economic scenarios and may decide that a particular economic scenario or a combination of probability-weighted economic scenarios should be used in the Company’s ACL model. The economic scenarios chosen for the model, the extent to which more than one scenario is used, and the weights that are assigned to them, are based on the likelihood that the economy would perform better than each scenario, which is based in part on analysis performed by an independent third party. Economic scenarios chosen, as well as the assumptions within those scenarios, and whether to use a probability-weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events. The Company’s ACL model at June 30, 2023 includes assumptions concerning the rising interest rate environment, ongoing inflationary pressures throughout the U.S. economy, higher energy prices, the potential impact of the ongoing war between Russia and Ukraine, general uncertainty concerning future economic conditions, and the potential for recessionary conditions.

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

The following tables provide the allocation of the ACL for loans held for investment as well as the activity in the ACL attributed to various segments in the loan portfolio as of, and for the periods indicated:

	Three Months Ended June 30, 2023
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner occupied	$31,715	$(2,591)	$—	$2,421	$31,545
Multifamily	57,787	(73)	1	(2,067)	55,648
Construction and land	7,672	—	—	35	7,707
SBA secured by real estate	2,291	—	—	40	2,331
Business loans secured by real estate
CRE owner-occupied	29,334	(207)	12	(624)	28,515
Franchise real estate secured	7,790	—	—	(935)	6,855
SBA secured by real estate	4,415	—	80	16	4,511
Commercial loans
Commercial and industrial	37,659	(225)	169	1,983	39,586
Franchise non-real estate secured	15,721	—	—	(1,079)	14,642
SBA non-real estate secured	401	—	59	(61)	399
Retail loans
Single family residential	392	—	—	63	455
Consumer loans	211	(890)	—	818	139
Totals	$195,388	$(3,986)	$321	$610	$192,333

	Six Months Ended June 30, 2023
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner occupied	$33,692	$(2,657)	$15	$495	$31,545
Multifamily	56,334	(290)	1	(397)	55,648
Construction and land	7,114	—	—	593	7,707
SBA secured by real estate	2,592	—	—	(261)	2,331
Business loans secured by real estate
CRE owner-occupied	32,340	(2,370)	24	(1,479)	28,515
Franchise real estate secured	7,019	—	—	(164)	6,855
SBA secured by real estate	4,348	—	80	83	4,511
Commercial loans
Commercial and industrial	35,169	(1,348)	380	5,385	39,586
Franchise non-real estate secured	16,029	—	100	(1,487)	14,642
SBA non-real estate secured	441	—	65	(107)	399
Retail loans
Single family residential	352	(90)	1	192	455
Consumer loans	221	(895)	35	778	139
Totals	$195,651	$(7,650)	$701	$3,631	$192,333

	Three Months Ended June 30, 2022
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner occupied	$35,974	$—	$—	$1,247	$37,221
Multifamily	54,325	—	—	1,968	56,293
Construction and land	5,219	—	—	217	5,436
SBA secured by real estate	3,050	—	—	(185)	2,865
Business loans secured by real estate
CRE owner-occupied	31,891	—	4	(434)	31,461
Franchise real estate secured	7,977	—	—	(1,447)	6,530
SBA secured by real estate	5,195	—	—	(46)	5,149
Commercial loans
Commercial and industrial	38,598	(5,381)	533	3,298	37,048
Franchise non-real estate secured	14,304	(448)	—	(732)	13,124
SBA non-real estate secured	490	—	16	(54)	452
Retail loans
Single family residential	233	—	33	12	278
Consumer loans	261	(2)	—	(41)	218
Totals	$197,517	$(5,831)	$586	$3,803	$196,075

	Six Months Ended June 30, 2022
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner occupied	$37,380	$—	$—	$(159)	$37,221
Multifamily	55,209	—	—	1,084	56,293
Construction and land	5,211	—	—	225	5,436
SBA secured by real estate	3,201	(70)	—	(266)	2,865
Business loans secured by real estate
CRE owner-occupied	29,575	—	14	1,872	31,461
Franchise real estate secured	7,985	—	—	(1,455)	6,530
SBA secured by real estate	4,866	—	—	283	5,149
Commercial loans
Commercial and industrial	38,136	(7,560)	2,374	4,098	37,048
Franchise non-real estate secured	15,084	(448)	—	(1,512)	13,124
SBA non-real estate secured	565	(50)	18	(81)	452
Retail loans
Single family residential	255	—	33	(10)	278
Consumer loans	285	(2)	—	(65)	218
Totals	$197,752	$(8,130)	$2,439	$4,014	$196,075

The decrease in the ACL for loans held for investment during the three months ended June 30, 2023 of $3.1 million is reflective of $3.7 million in net charge-offs, partially offset by $610,000 in provision for credit losses. The provision for credit losses during the three months ended June 30, 2023 is largely attributed to increases associated with economic forecasts, offset by a decrease in the balance of loans held of investment. For the six months ended June 30, 2023, the ACL decreased $3.3 million. The decline in the ACL during this period is reflective of $6.9 million in net charge-offs, partially offset by $3.6 million in provision for credit losses. The provision for credit losses during the six months ended June 30, 2023 is largely attributed to increases associated with economic forecasts, as well as changes in asset quality, including specific reserves, offset by a decrease in loans held for investment. Charge-offs during the three months ended June 30, 2023 are largely attributed to one CRE non-owner occupied lending relationship and charge-offs in consumer loans. Charge-offs during the six months ended June 30, 2023 are largely attributed to one CRE non-owner occupied lending relationship and one CRE owner-occupied lending relationship.

The decrease in the ACL for loans held for investment during the three months ended June 30, 2022 of $1.4 million was comprised of $5.2 million in net charge-offs, partially offset by $3.8 million in provision for credit losses. The provision for credit losses for the three months ended June 30, 2022 was reflective of higher loans held for investment, higher net charge-offs, and the impact of macroeconomic uncertainties. The decrease in the ACL for loans held for investment during the six months ended June 30, 2022 of $1.7 million can be attributed to net charge-offs of $5.7 million, partially offset by $4.0 million in provision for credit losses. Charge-offs in the second quarter of 2022 are largely attributable to one C&I relationship.

Allowance for Credit Losses for Off-Balance Sheet Commitments

The Company maintains an ACL for off-balance sheet commitments related to unfunded loans and lines of credit, which is included in other liabilities of the consolidated statements of financial condition. The allowance for off-balance sheet commitments was $24.5 million at June 30, 2023, representing an increase of $1.0 million from $23.5 million at March 31, 2023, and an increase of approximately $814,000 from $23.6 million at December 31, 2022. The provision expense for off-balance sheet commitments of $1.0 million during the three months ended June 30, 2023 is attributed to higher loss rates in certain segments of the loan portfolio, partially offset by a decline in the balance of unfunded commitments. The provision expense during the six months ended June 30, 2023 is largely attributed to higher loss rates in certain loan segments, partially offset by changes in the mix of unfunded commitments between various loan segments, and a decrease in the balance of unfunded commitments.

The provision recapture for off-balance sheet commitments of $3.4 million and $3.2 million during the three and six months ended June 30, 2022, respectively, was largely due to changes in the mix of unfunded commitments between various loan segments.

The following table summarizes the activities in the ACL for off-balance sheet commitments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2023	2022	2023	2022
Beginning ACL balance	$23,452	$27,508	$23,641	$27,290
Provision for credit losses on off-balance sheet commitments	1,003	(3,402)	814	(3,184)
Ending ACL balance	$24,455	$24,106	$24,455	$24,106

Note 7 – Goodwill and Other Intangible Assets

The Company had goodwill of $901.3 million at June 30, 2023 and December 31, 2022. The Company did not record any adjustments to goodwill during the three months ended June 30, 2023 and June 30, 2022.

The Company’s policy is to assess goodwill for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe the value of goodwill may be impaired. Due to the recent market volatility experienced in the banking sector, the Company assessed goodwill for impairment at June 30, 2023, by performing a quantitative assessment of goodwill as of June 30, 2023, in accordance with ASC 350-20, Intangibles - Goodwill and Other - Goodwill. The quantitative assessment was performed with the assistance of an independent third party, and the results of this assessment indicated the value of goodwill assets were not impaired as of June 30, 2023. If the recent market volatility continues, the Company may again assess goodwill for impairment prior to the fourth quarter of 2023.

Other intangible assets with definite lives were $49.4 million at June 30, 2023, consisting of $47.2 million in core deposit intangibles and $2.2 million in customer relationship intangibles. At December 31, 2022, other intangibles assets were $55.6 million, consisting of $53.2 million in core deposit intangibles and $2.4 million in customer relationship intangibles. The following table summarizes the change in the balance of core deposit intangibles and customer relationship intangibles, and the related accumulated amortization for the periods indicated below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2023	2022	2023	2022
Gross amount of intangible assets:
Beginning balance	$145,212	$145,212	$145,212	$145,212
Additions due to acquisitions	—	—	—	—
Ending balance	145,212	145,212	145,212	145,212
Accumulated amortization:
Beginning balance	(92,795)	(79,234)	(89,624)	(75,641)
Amortization	(3,055)	(3,478)	(6,226)	(7,071)
Ending balance	(95,850)	(82,712)	(95,850)	(82,712)
Net intangible assets	$49,362	$62,500	$49,362	$62,500

The Company amortizes core deposit intangibles and customer relationship intangibles based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of customer relationship intangibles. The amortization periods typically range from six to eleven years. The estimated aggregate amortization expense related to our core deposit intangible and customer relationship intangible assets for each of the next five years succeeding December 31, 2022, in order from the present, is $12.3 million, $11.1 million, $10.0 million, $8.9 million, and $7.2 million. The Company’s core deposit and customer relationship intangibles are evaluated annually for impairment or more frequently if events and circumstances lead management to believe their value may not be recoverable. Factors that may ultimately attribute to impairment include customer attrition and run-off. The Company believes core deposit relationships in the current interest rate environment continue to provide a significant benefit to the Company relative to other sources of alternative funding, and thus does not believe the value of core deposit intangible assets are impaired at June 30, 2023. In addition, the Company is unaware of any events and/or circumstances that would indicate the value of customer relationship intangible assets are impaired as of June 30, 2023.

Note 8 – Subordinated Debentures

As of June 30, 2023, the Company had three subordinated notes with an aggregate carrying value of $331.5 million and a weighted interest rate of 5.31%, compared to $331.2 million with a weighted interest rate of 5.32% at December 31, 2022. The increase of $319,000 was primarily due to amortization of debt issuance costs.

The following table summarizes our outstanding subordinated debentures as of the dates indicated:

				Carrying Value
(Dollars in thousands)	Stated Maturity	Current Interest Rate	Current Principal Balance	June 30, 2023	December 31, 2022
Subordinated notes
Subordinated notes due 2024, 5.75% per annum	September 3, 2024	5.75%	$60,000	$59,850	$59,791
Subordinated notes due 2029, 4.875% per annum until May 15, 2024, 3-month LIBOR +2.5% thereafter	May 15, 2029	4.875%	125,000	123,514	123,386
Subordinated notes due 2030, 5.375% per annum until June 15, 2025, 3-month SOFR +5.170% thereafter	June 15, 2030	5.375%	150,000	148,159	148,027
Total subordinated debentures			$335,000	$331,523	$331,204

In connection with the various issuances of subordinated notes, the Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade ratings of BBB+ and BBB for the Corporation’s senior unsecured debt and subordinated debt, respectively, and a deposit and senior unsecured debt rating of A- and subordinated debt of BBB+ for the Bank. The Corporation’s and Bank’s ratings were reaffirmed in June 2023 by KBRA.

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

The following tables set forth the Corporation’s earnings per share calculations for the periods indicated:

	Three Months Ended
(Dollars in thousands, except per share data)	June 30, 2023	June 30, 2022
Basic
Net income	$57,636	$69,803
Less: dividends and undistributed earnings allocated to participating securities	(995)	(867)
Net income allocated to common stockholders	$56,641	$68,936

Weighted average common shares outstanding	94,166,083	93,765,264
Basic earnings per common share	$0.60	$0.74

Diluted
Net income allocated to common stockholders	$56,641	$68,936

Weighted average common shares outstanding	94,166,083	93,765,264
Dilutive effect of share-based compensation	49,884	275,427
Weighted average diluted common shares	94,215,967	94,040,691
Diluted earnings per common share	$0.60	$0.73

	Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2023	June 30, 2022
Basic
Net income	$120,198	$136,707
Less: dividends and undistributed earnings allocated to participating securities	(1,829)	(1,545)
Net income allocated to common stockholders	$118,369	$135,162

Weighted average common shares outstanding	94,012,799	93,633,213
Basic earnings per common share	$1.26	$1.44

Diluted
Net income allocated to common stockholders	$118,369	$135,162

Weighted average common shares outstanding	94,012,799	93,633,213
Dilutive effect of share-based compensation	179,542	349,844
Weighted average diluted common shares	94,192,341	93,983,057
Diluted earnings per common share	$1.26	$1.44

Shares or stock options are excluded from the computations of diluted earnings per share when their inclusion have an anti-dilutive effect. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. For the three and six months ended June 30, 2023, there were 151,379 and 42,469 weighted average common shares that were anti-dilutive, respectively. There were no potential common shares that were anti-dilutive for the three and six months ended June 30, 2022.

Note 10 – Fair Value of Financial Instruments

The fair value of an asset or liability is the exchange price that would be received to sell that asset or paid to transfer that liability (exit price) in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach, and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC Topic 825 - Financial Instruments, requires disclosure of the fair value of financial assets and financial liabilities, including both those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis and a non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value are discussed below.

In accordance with ASC Topic 820 - Fair Value Measurement, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

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

Equity Warrant Assets – The Company acquired equity warrant assets as a result of the acquisition of Opus. Opus received equity warrant assets through its lending activities as part of loan origination fees. The warrants provide the Bank the right to purchase a specific number of equity shares of the underlying company’s equity at a certain price before expiration and contain net settlement terms qualifying as derivatives under ASC Topic 815 - Derivatives and Hedging. The fair value of equity warrant assets is determined using a Black-Scholes option pricing model and are classified as Level 3 within the fair value hierarchy due to the extent of unobservable inputs. The key assumptions used in determining the fair value include the exercise price of the warrants, valuation of the underlying entity's outstanding stock, expected term, risk-free interest rate, marketability discount for private company warrants, and price volatility.

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

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	June 30, 2023
	Fair Value Measurement Using			Total Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Financial assets
AFS investment securities:
U.S. Treasury	$—	$13,104	$—	$13,104
Agency	—	413,855	—	413,855
Corporate	—	498,119	—	498,119
Collateralized mortgage obligations	—	327,257	—	327,257
Mortgage-backed securities	—	759,456	—	759,456
Total AFS investment securities	$—	$2,011,791	$—	$2,011,791

Equity securities	$889	$—	$—	$889

Derivative assets:
Foreign exchange contracts	$2	$—	$—	$2
Interest rate swaps (1)	—	6,895	—	6,895
Equity warrants	—	—	407	407
Total derivative assets	$2	$6,895	$407	$7,304

Financial liabilities
Derivative liabilities:
Interest rate swaps	$—	$12,267	$—	$12,267
Total derivative liabilities	$—	$12,267	$—	$12,267
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

The following table is a reconciliation of the fair value of the equity warrants that are classified as Level 3 and measured on a recurring basis as of:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2023	2022	2023	2022
Beginning balance	$412	$1,908	$1,894	$1,889
Change in fair value (1)	(5)	(2)	(25)	17
Net exercise	—	—	(1,462)	—
Ending balance	$407	$1,906	$407	$1,906
______________________________
(1) The changes in fair value are included in other income on the consolidated statement of income.

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a recurring basis at the dates indicated.

	June 30, 2023
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Equity warrants	$407	Black-Scholes option pricing model	Volatility Risk free interest rate Marketability discount	35.00% 4.87% 5.50%	35.00% 4.87% 5.50%	35.00% 4.87% 5.50%

	December 31, 2022
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Equity warrants	$1,894	Black-Scholes option pricing model	Volatility Risk free interest rate Marketability discount	30.00% 4.32% 6.00%	35.00% 4.41% 16.00%	31.14% 4.39% 13.60%

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Individually Evaluated Loans – A loan is individually evaluated for expected credit losses when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement and it does not share similar risk characteristics with other loans. Individually evaluated loans are measured at fair value when they are deemed collateral dependent. Fair value on such loans is measured based on the underlying collateral. Collateral generally consists of accounts receivable, inventory, fixed assets, real estate, and cash. The Company measures impairment on all individually evaluated loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling costs.

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

At June 30, 2023, the Company’s individually evaluated collateral dependent loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisals available to management. The Company completed partial charge-offs on certain individually evaluated loans based on recent real estate or property appraisals and recorded the related reserves where applicable during the six months ended June 30, 2023.

The following table presents our assets measured at fair value on a nonrecurring basis at the dates indicated.

	June 30, 2023
	Fair Value Measurement Using			Total Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Financial assets
Other real estate owned	$—	$—	$270	$270

	December 31, 2022
	Fair Value Measurement Using			Total Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Financial assets
Collateral dependent loans	$—	$—	$3,180	$3,180
The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at the dates indicated.

	June 30, 2023
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Other real estate owned	$270	Fair value of property	Cost to sell	10.00%	10.00%	10.00%
Total assets	$270

	December 31, 2022
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Commercial loans
Commercial and industrial	$3,180	Fair value of collateral	Collateral discount and cost to sell	6.00%	6.00%	6.00%
Total individually evaluated loans	$3,180
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.

Fair Values of Financial Instruments

The fair value estimates presented herein are based on pertinent information available to management as of the dates indicated, representing an exit price.

	At June 30, 2023
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets
Cash and cash equivalents	$1,463,677	$1,463,677	$—	$—	$1,463,677
Interest-bearing time deposits with financial institutions	1,487	1,487	—	—	1,487
HTM investment securities	1,737,604	—	1,458,287	—	1,458,287
AFS investment securities	2,011,791	—	2,011,791	—	2,011,791
Equity securities	889	889	—	—	889
Loans held for sale	2,184	—	2,269	—	2,269
Loans held for investment, net	13,610,282	—	—	12,799,845	12,799,845
Derivative assets (1)	7,304	2	6,895	407	7,304
Accrued interest receivable	70,093	—	70,093	—	70,093
Liabilities
Deposit accounts	$16,539,875	$—	$16,537,940	$—	$16,537,940
FHLB advances	800,000	—	783,889	—	783,889
Subordinated debentures	331,523	—	320,471	—	320,471
Derivative liabilities	12,267	—	12,267	—	12,267
Accrued interest payable	27,249	—	27,249	—	27,249
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

Derivatives Designated as Hedging Instruments

Fair Value Hedges – The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. The Company entered into pay-fixed and receive-floating interest rate swaps associated with certain fixed rate loans, primarily commercial real estate loans, to manage its exposure to changes in fair value on these instruments attributable to changes in the designated SOFR benchmark interest rate. These interest rate swaps are designated as fair value hedges using the portfolio layer method. The Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The fair value hedges are recorded as components of other assets and other liabilities in the Company’s consolidated statements of financial condition. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk, are recognized in interest income in the Company’s consolidated statements of income. At June 30, 2023 and December 31, 2022, interest rate swaps with an aggregate notional amount of $1.20 billion were designated as fair value hedges.

The following amounts were recorded on the consolidated statement of financial condition related to cumulative basis adjustment for fair value hedges as of the dates indicated:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Loans held for investment (1)	$1,146,870	$1,138,074	$(53,130)	$(61,926)
Total	$1,146,870	$1,138,074	$(53,130)	$(61,926)
______________________________
(1) These amounts were included in the amortized cost basis of closed portfolios of loans held for investment used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At June 30, 2023 and December 31, 2022, the amortized cost basis of the closed portfolios used in these hedging relationships was $3.14 billion and $3.35 billion, respectively, the cumulative basis adjustments associated with these hedging relationships was $(53.1) million and $(61.9) million, respectively; and the amounts of the designated hedged items were $1.20 billion and $1.20 billion, respectively.

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

The following tables summarize the Company's derivative instruments included in “other assets” and “other liabilities” in the consolidated statements of financial condition as of the dates indicated:

	June 30, 2023
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments designated as hedging instruments:
Fair value hedge - interest rate swap contracts	$1,200,000	$55,428	$—	$—
Total derivative designated as hedging instruments	1,200,000	55,428	—	—
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	76	2	283	—
Interest rate swaps contracts	109,055	12,157	109,055	12,158
Equity warrants	—	407	—	—
Total derivative not designated as hedging instruments	109,131	12,566	109,338	12,158
Total derivatives	$1,309,131	67,994	$109,338	12,158

Netting adjustments - cleared positions (1)		60,690		109
Total derivatives in the Balance Sheet		$7,304		$12,267
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

The following table presents the effect of fair value hedge accounting on the consolidated statements of income:

		Three Months Ended		Six Months Ended
(Dollars in thousands)	Location of Gain (Loss) Recognized in Income on Derivative Instruments	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Gain (loss) on fair value hedging relationships:
Hedged items	Interest Income	$(3,125)	$(11,866)	$8,796	$(45,790)
Derivatives designated as hedging instruments	Interest Income	12,896	12,082	9,310	44,339

The following table summarizes the effect of the derivatives not designated as hedging instruments in the consolidated statements of income.

(Dollars in thousands)		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income on Derivative Instruments	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Foreign exchange contracts	Other income	$263	$77	$483	$123
Interest rate products	Other income	—	2	—	3
Equity warrants	Other income	(535)	(2)	(786)	17
Total		$(272)	$77	$(303)	$143

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

Financial instruments that are eligible for offset in the consolidated statements of financial condition as of the periods indicated are presented below:

	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition		Net Amount
(Dollars in thousands)				Financial Instruments (2)	Cash Collateral (3)
June 30, 2023
Derivative assets:
Interest rate swaps	$6,895	$—	$6,895	$—	$(5,330)	$1,565
Total	$6,895	$—	$6,895	$—	$(5,330)	$1,565

Derivative liabilities:
Interest rate swaps	$12,267	$—	$12,267	$—	$—	$12,267
Total	$12,267	$—	$12,267	$—	$—	$12,267

December 31, 2022
Derivative assets:
Interest rate swaps	$7,053	$—	$7,053	$—	$(5,440)	$1,613
Total	$7,053	$—	$7,053	$—	$(5,440)	$1,613

Derivative liabilities:
Interest rate swaps	$12,530	$—	$12,530	$—	$—	$12,530
Total	$12,530	$—	$12,530	$—	$—	$12,530
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

As of June 30, 2023 and December 31, 2022, the Company determined it was not the primary beneficiary of the VIEs and did not consolidate its interests in VIEs. The following table provides a summary of the carrying amount of assets and liabilities in the Company’s consolidated statements of financial condition and maximum exposure to loss as of June 30, 2023 and December 31, 2022 that relate to variable interests in non-consolidated VIEs.

	June 30, 2023			December 31, 2022
(Dollars in thousands)	Maximum Loss	Assets	Liabilities	Maximum Loss	Assets	Liabilities
Multifamily loan securitization:
Investment securities (1)	$51,301	$51,301	$—	$56,784	$56,784	$—
Reimbursement obligation (2)	50,901	—	334	50,901	—	334
Affordable housing partnership:
Other investments (3)	53,639	76,070	—	60,531	75,959	—
Unfunded equity commitments (2)	—	—	22,432	—	—	15,428
Total	$155,841	$127,371	$22,766	$168,216	$132,743	$15,762
______________________________
(1) Included in investment securities AFS on the consolidated statement of financial condition.
(2) Included in accrued expenses and other liabilities on the consolidated statement of financial condition.
(3) Included in other assets on the consolidated statement of financial condition.

Multifamily Loan Securitization

With respect to the securitization transaction with Freddie Mac discussed in Note 5 – Loans Held for Investment, the Company’s variable interests reside with the underlying Freddie Mac-issued guaranteed, structured pass-through certificates that were held as AFS investment securities at fair value as of June 30, 2023. Additionally, the Company has variable interests through a reimbursement agreement executed by Freddie Mac that obligates the Company to reimburse Freddie Mac for any defaulted contractual principal and interest payments identified after the ultimate resolution of the defaulted loans. Such reimbursement obligations are not to exceed 10% of the original principal amount of the loans comprising the securitization pool.

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

We believe that our maximum exposure to loss as a result of our involvement with the VIE associated with the securitization is the carrying value of the investment securities issued by Freddie Mac and purchased by the Company. Additionally, our maximum exposure to loss under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $50.9 million. Based upon our analysis of quantitative and qualitative data over the underlying loans included in the securitization pool, as of June 30, 2023 and December 31, 2022, our reserve for estimated losses with respect to the reimbursement obligation was $334,000.

Investments in Qualified Affordable Housing Partnerships

The Company has variable interests through its affordable housing partnership investments. These investments are fundamentally designed to provide a return through the generation of income tax credits and other income tax benefits. The Company has evaluated its involvement with the low-income housing projects and determined it does not have the ability to exercise significant influence over or participate in the decision-making activities related to the management of the projects, and therefore, is not the primary beneficiary, and does not consolidate these interests.

The Company’s maximum exposure to loss, exclusive of any potential realization of tax credits, is equal to the commitments invested, adjusted for amortization. The amount of unfunded commitments was included in the investments recognized as assets with a corresponding liability. The preceding table summarizes the amount of tax credit investments held as assets, the amount of unfunded commitments recognized as liabilities, and the maximum exposure to loss as of June 30, 2023 and December 31, 2022, respectively.

Note 14 – Subsequent Events

Quarterly Cash Dividend

On July 25, 2023, the Corporation’s Board of Directors declared a cash dividend of $0.33 per share, payable on August 14, 2023 to stockholders of record as of August 7, 2023.

Fair Value Hedges

On July 12, 2023, as part of its interest rate sensitivity management, the Company entered into two $150.0 million in notional amount, $300.0 million in aggregate, of pay-fixed and receive-floating interest rate swaps associated with certain fixed rate loans, primarily multifamily and commercial real estate loans, to manage its exposure to changes in fair value on these instruments attributable to changes in the designated SOFR benchmark interest rate. These two interest rate swaps are structured as 15-month and 18-month terms, respectively, and designated as fair value hedges using the portfolio layer method. Under the swap agreement, the Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts.

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
•Interest rate, liquidity, economic, market, credit, operational, and inflation risks associated with our business, including the speed and predictability of changes in these risks;
•Our ability to attract and retain deposits and to access other sources of liquidity;
•Business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic markets, including the tight labor market, ineffective management of the U.S. Federal budget or debt, or turbulence or uncertainty in domestic or foreign financial markets;
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
•The impact of changes in financial services policies, laws, and regulations, including those concerning taxes, banking, securities, and insurance, and the application thereof by regulatory bodies;
•Compliance risks, including the costs of monitoring, testing, and maintaining compliance with complex laws and regulations;
•The effectiveness of our risk management framework and quantitative models;
•The transition away from USD LIBOR and related uncertainty, as well as the risks and costs related to our adoption of SOFR;

•The effect of changes in accounting policies and practices or accounting standards, as may be adopted from time to time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the FASB, or other accounting standards setters;
•Possible credit-related impairments of securities held by us;
•Changes in the level of our nonperforming assets and charge-offs;
•The impact of governmental efforts to restructure the U.S. financial regulatory system;
•The impact of recent or future changes in Federal Deposit Insurance Corporation (the “FDIC”) insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount, including any special assessments;
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
•Cybersecurity threats and incidents, and related potential costs and risks, including reputation, financial and litigation risks;
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

GENERAL

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition, results of operations, liquidity, and capital resources. This discussion should be read in conjunction with our 2022 Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023.

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

As a California state-chartered commercial bank, which is a member of the Federal Reserve, the Bank is subject to supervision, periodic examination, and regulation by the DFPI, the Federal Reserve, the Consumer Financial Protection Bureau, and the FDIC. The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund. In general terms, insurance coverage is up to $250,000 per depositor for all deposit accounts. As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over the Bank. If, as a result of an examination of the Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors, and ultimately, to request the FDIC to terminate the Bank’s deposit insurance. As a California-chartered commercial bank, the Bank is also subject to certain provisions of California law.

Our corporate headquarters is located in Irvine, California. At June 30, 2023, we primarily conduct business throughout the Western Region of the United States from our 59 full-service depository branches located in California, Washington, Arizona, and Nevada. Following the Seattle branch consolidation in King County in July 2023, the Bank operates 58 full-service depository branches. The branch consolidated was identified largely based on the proximity of neighboring branches, deposit base, transaction volume, and market opportunity to improve further the overall efficiency of operations, as well as the Bank's goals related to Fair Lending and the Community Reinvestment Act.

As a result of our organic and strategic growth strategy we have developed a variety of banking products and services within our targeted markets in the Western United States tailored to small- and middle-market businesses, corporations, including the owners and employees of those businesses, professionals, entrepreneurs, real estate investors, and non-profit organizations, as well as consumers in the communities we serve. Through our branches and our website, www.ppbi.com, we provide a wide array of banking products and services such as: various types of deposit accounts, digital banking, treasury management services, online bill payment, and a wide array of loan products, including commercial business loans, lines of credit, SBA loans, commercial real estate loans, agribusiness loans, quick-service restaurant (“QSR”) franchise lending, home equity lines of credit, and construction loans throughout the Western United States in major metropolitan markets within Arizona, California, Nevada, and Washington. We also offer enhanced nationwide specialty banking products and services for Homeowners’ Associations (“HOA”) and HOA management companies, as well as experienced owner-operator franchisees in the QSR industry. Our specialty products and services offerings include commercial escrow and exchange services through our Commerce Escrow division, which facilitates commercial escrow services and tax-deferred commercial real estate exchanges under Section 1031 of the Internal Revenue Code, as well as custodial and maintenance services through our Pacific Premier Trust division, which serves as a custodian for self-directed IRAs as well as certain accounts that do not qualify as IRAs pursuant to the Internal Revenue Code.

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

RECENT DEVELOPMENTS

While economic conditions have generally improved since the onset of the COVID-19 pandemic in early 2020, such as with favorable trends in employment metrics and increased economic activity, the strong demand for goods and services in recent years in conjunction with supply chain constraints have contributed to higher levels of inflation throughout the U.S. economy, including within the Company’s market area. Inflation has resulted in higher prices for food, energy, housing, and various supply chain inputs, among others. These inflationary pressures persisted throughout 2022 and into 2023, resulting in higher costs for consumers and businesses. To address the persistent levels of inflation, the Federal Open Market Committee (“FOMC”) has taken steps since March 2022 to tighten monetary policy through a cumulative 500 basis point increase to the federal funds rate as of June 30, 2023, as well as by beginning to reduce the size of the Federal Reserve’s balance sheet. The FOMC further raised interest rates by 25 basis points in July 2023. The FOMC has stated that it remains committed to monetary policy measures that are designed to bring inflation down. The full extent of these measures, including future actions taken by the FOMC, on the Company’s business are uncertain. While increases in interest rates have generally resulted in higher levels of interest income for the Banking industry, deposits competition may be intense and borrowing costs for liquidity may rise. Higher interest rates may also reduce economic activity overall or result in recessionary conditions in future periods. During March and May of 2023, three large U.S. banks, Silicon Valley Bank, Signature Bank, and First Republic Bank, were placed in receivership by regulators, creating significant industry-wide market turmoil as well as concerns about the health of the overall banking system. Should these ongoing economic pressures persist, we anticipate it could have an impact on the following:

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

•Credit quality - Should there be a decline in economic activity, the markets we serve could experience increases in unemployment, declines in consumer confidence, and a reluctance on the part of businesses to invest in and expand their operations, among other things. Such factors may result in weakened economic conditions, place strain on our borrowers, and ultimately impact the credit quality of our loan portfolio. We expect this could result in increases in the level of past due, nonaccrual, and classified loans, as well as higher net charge-offs. While economic conditions have generally been favorable thus far, notwithstanding higher levels of inflation, there can be no assurance favorable economic conditions will continue. In addition, a higher interest rate environment impacts the ability of our borrowers with adjustable rate loans to meet their debt service requirements. As such, should we experience future deterioration in the credit quality of our loan portfolio, it may contribute to the need for additional provisions for credit losses. Higher interest rates may also lower the rate of return on commercial real estate values that could result in higher charge offs and provision for credit losses.
•ACL - The Company is required to record credit losses on certain financial assets in accordance with the Current Expected Credit Loss (“CECL”) model stipulated under ASC 326, which is highly dependent upon expectations of future economic conditions and requires management judgment. Should expectations of future economic conditions deteriorate, the Company may be required to increase the ACL through additional provisions for credit losses.

•Impairment charges - If economic conditions deteriorate or headwinds within the banking industry persist, it could adversely impact the Company’s operating results and/or the value of certain of our assets. As a result, the Company may be required to write-down the value of certain assets such as goodwill, intangible assets, or deferred tax assets when there is evidence to suggest their value has become impaired or will not be realizable at a future date.

•Accumulated other comprehensive income (loss) - Unrealized gains and losses on AFS investment securities are recognized in stockholders’ equity, net of tax, as accumulated other comprehensive income (loss). If economic conditions deteriorate, and/or if the interest rates continue to increase, the valuation of the Company’s AFS investment securities could be negatively impacted, which may lead to increases in other comprehensive loss, the potential for credit losses, decreases to the Company’s stockholders’ equity, and declines in the Company’s tangible book value per share. For additional information, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company’s HTM investment securities are carried at amortized cost. Rising interest rates would also decrease the fair value of the Company’s HTM investment securities and increase the unrecognized losses embedded in these securities.

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

•Liquidity - Consistent with our prudent, proactive approach to liquidity management, we may take certain actions to further enhance our liquidity, including but not limited to, increasing our FHLB borrowings, increasing our brokered deposits, or obtaining borrowing from the Federal Reserve’s discount window or the Bank Term Funding Program. Additional liquidity could be obtained by liquidating loans and AFS investment securities. In the event that we liquidate AFS securities having an unrealized loss position, those losses would become realized. While the Company does not currently intend to sell HTM securities, if the Company were required to sell such securities to meet liquidity needs, it may realize the unrecognized losses of these securities.

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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2023	2023	2022	2023	2022
Net income	$57,636	$62,562	$69,803	$120,198	$136,707
Plus: amortization of intangible assets expense	3,055	3,171	3,479	6,226	7,071
Less: amortization of intangible assets expense tax adjustment (1)	868	901	993	1,769	2,018
Net income for average tangible common equity	$59,823	$64,832	$72,289	$124,655	$141,760

Average stockholders’ equity	$2,843,361	$2,822,392	$2,764,893	$2,832,935	$2,814,365
Less: average intangible assets	51,180	54,310	64,583	52,737	66,360
Less: average goodwill	901,312	901,312	901,312	901,312	901,312
Average tangible common equity	$1,890,869	$1,866,770	$1,798,998	$1,878,886	$1,846,693

Return on average equity	8.11%	8.87%	10.10%	8.49%	9.71%
Return on average tangible common equity	12.66%	13.89%	16.07%	13.27%	15.35%
______________________________
(1) Amortization of intangible assets expense adjusted by statutory tax rate.

Tangible book value per share and tangible common equity to tangible assets (the “tangible common equity ratio”) are non-GAAP financial measures derived from GAAP-based amounts. We calculate tangible book value per share by dividing tangible common stockholders’ equity by shares outstanding. We calculate the tangible common equity ratio by excluding the balance of intangible assets from common stockholders’ equity and dividing by period end tangible assets, which also excludes intangible assets. We believe that this information is important to shareholders as tangible equity is a measure that is consistent with the calculation of capital for bank regulatory purposes, which excludes intangible assets from the calculation of risk-based ratios.

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Total stockholders’ equity	$2,849,134	$2,798,389
Less: intangible assets	950,674	956,900
Tangible common equity	$1,898,460	$1,841,489

Total assets	$20,747,883	$21,688,017
Less: intangible assets	950,674	956,900
Tangible assets	$19,797,209	$20,731,117

Tangible common equity ratio	9.59%	8.88%

Common shares issued and outstanding	95,906,217	95,021,760

Book value per share	$29.71	$29.45
Less: intangible book value per share	9.91	10.07
Tangible book value per share	$19.79	$19.38

For periods presented below, efficiency ratio is a non-GAAP financial measure derived from GAAP-based amounts. This figure represents the ratio of noninterest expense less amortization of intangible assets and other real estate owned operations, where applicable, to the sum of net interest income before provision for loan losses and total noninterest income less gain from sales of investment securities and gain from other real estate owned. Management believes that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30, 2023	June 30, 2022
(Dollars in thousands)	2023	2023	2022	2023	2022
Total noninterest expense	$100,644	$101,352	$98,974	$201,996	$196,622
Less: amortization of intangible assets	3,055	3,171	3,479	6,226	7,071
Less: other real estate owned operations, net	8	108	—	116	—
Noninterest expense, adjusted	$97,581	$98,073	$95,495	$195,654	$189,551

Net interest income before provision for credit losses	$160,092	$168,610	$172,765	$328,702	$334,604
Add: total noninterest income	20,539	21,186	22,193	41,725	48,087
Less: net gain (loss) from sales of investment securities	—	138	(31)	138	2,103
Less: net gain from other real estate owned	106	—	—	106	—
Revenue, adjusted	$180,525	$189,658	$194,989	$370,183	$380,588

Efficiency ratio	54.1%	51.7%	49.0%	52.9%	49.8%

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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2023	2023	2022	2023	2022
Interest income	$225,388	$221,343	$183,226	$446,731	$351,772
Interest expense	65,296	52,733	10,461	118,029	17,168
Net interest income	160,092	168,610	172,765	328,702	334,604
Noninterest income	20,539	21,186	22,193	41,725	48,087
Revenue	180,631	189,796	194,958	370,427	382,691
Noninterest expense	100,644	101,352	98,974	201,996	196,622
Pre-provision net revenue	$79,987	$88,444	$95,984	$168,431	$186,069
Pre-provision net revenue (annualized)	$319,948	$353,776	$383,936	$336,862	$372,138

Average assets	$21,058,006	$21,684,873	$21,670,153	$21,369,708	$21,315,443

Pre-provision net revenue to average assets	0.38%	0.41%	0.44%	0.79%	0.87%
Pre-provision net revenue to average assets (annualized)	1.52%	1.63%	1.77%	1.58%	1.75%

Cost of non-maturity deposits is a non-GAAP financial measure derived from GAAP-based amounts. Cost of non-maturity deposits is calculated as the ratio of non-maturity deposit interest expense to average non-maturity deposits. We calculate non-maturity deposit interest expense by excluding interest expense for all certificates of deposit from total deposit expense, and we calculate average non-maturity deposits by excluding all certificates of deposit from total deposits. Management believes the cost of non-maturity deposits is a useful measure to assess the Company's deposit base, including its potential volatility.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2023	2023	2022	2023	2022
Total deposits interest expense	$53,580	$40,234	$2,682	$93,814	$4,355
Less: certificates of deposit interest expense	10,306	7,775	607	18,081	1,137
Less: brokered certificates of deposit interest expense	18,869	13,056	326	31,925	326
Non-maturity deposit expense	$24,405	$19,403	$1,749	$43,808	$2,892

Total average deposits	$16,876,251	$17,324,442	$17,752,727	$17,099,109	$17,517,820
Less: average certificates of deposit	1,286,160	1,206,966	922,784	1,246,782	984,773
Less: average brokered certificates of deposit	1,767,970	1,443,783	80,182	1,606,772	40,312
Average non-maturity deposits	$13,822,121	$14,673,693	$16,749,761	$14,245,555	$16,492,735

Cost of non-maturity deposits	0.71%	0.54%	0.04%	0.62%	0.04%

RESULTS OF OPERATIONS

The following table presents the components of results of operations, share data, and performance ratios for the periods indicated:

	Three Months Ended			Six Months Ended
(Dollar in thousands, except per share data and	June 30,	March 31,	June 30,	June 30,	June 30,
percentages)	2023	2023	2022	2023	2022
Operating data
Interest income	$225,388	$221,343	$183,226	$446,731	$351,772
Interest expense	65,296	52,733	10,461	118,029	17,168
Net interest income	160,092	168,610	172,765	328,702	334,604
Provision for credit losses	1,499	3,016	469	4,515	917
Net interest income after provision for credit losses	158,593	165,594	172,296	324,187	333,687
Net gain from sales of loans	345	29	1,136	374	2,630
Other noninterest income	20,194	21,157	21,057	41,351	45,457
Noninterest expense	100,644	101,352	98,974	201,996	196,622
Net income before income taxes	78,488	85,428	95,515	163,916	185,152
Income tax expense	20,852	22,866	25,712	43,718	48,445
Net income	$57,636	$62,562	$69,803	$120,198	$136,707
Pre-provision net revenue (3)	$79,987	$88,444	$95,984	$168,431	$186,069
Share data
Earnings per share:
Basic	$0.60	$0.66	$0.74	$1.26	$1.44
Diluted	0.60	0.66	0.73	1.26	1.44
Common equity dividends declared per share	0.33	0.33	0.33	0.66	0.66
Dividend payout ratio (1)	54.86%	50.17%	44.89%	52.42%	45.72%
Book value per share	$29.71	$29.58	$29.01	$29.71	$29.01
Tangible book value per share (2)	19.79	19.61	18.86	19.79	18.86
Performance ratios
Return on average assets (3)	1.09%	1.15%	1.29%	1.12%	1.28%
Return on average equity (3)	8.11	8.87	10.10	8.49	9.71
Return on average tangible common equity (2)(3)	12.66	13.89	16.07	13.27	15.35
Pre-provision net revenue on average assets (2)(3)	1.52	1.63	1.77	1.58	1.75
Net interest margin	3.33	3.44	3.49	3.38	3.45
Cost of deposits	1.27	0.94	0.06	1.11	0.05
Average equity to average assets	13.50	13.02	12.76	13.26	13.20
Efficiency ratio (2)	54.1	51.7	49.0	52.9	49.8
______________________________
(1) Dividend payout ratio is defined as common equity dividends declared per share divided by basic earnings per share.
(2) Reconciliations of the non-GAAP measures are set forth in the Non-GAAP Measures section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.
(3) Ratio is annualized.

In the second quarter of 2023, we reported net income of $57.6 million, or $0.60 per diluted share. This compares with net income of $62.6 million, or $0.66 per diluted share, for the first quarter of 2023. The decrease in net income was primarily due to an $8.5 million decrease in net interest income and a $647,000 decrease in noninterest income, partially offset by a $2.0 million decrease in income tax expense, a $1.5 million decrease in provision for credit losses, and a $708,000 decrease in noninterest expense.

Net income of $57.6 million, or $0.60 per diluted share, for the second quarter of 2023 compares to net income for the second quarter of 2022 of $69.8 million, or $0.73 per diluted share. The decrease in net income was primarily due to a $12.7 million decrease in net interest income, a $1.7 million increase in noninterest expense, a $1.7 million decrease in noninterest income, and a $1.0 million increase in provision for credit losses, partially offset by a $4.9 million decrease in income tax expenses.

For the second quarter of 2023, the Company’s return on average assets was 1.09%, return on average equity was 8.11%, and return on average tangible common equity was 12.66%, compared to 1.15%, 8.87%, and 13.89%, respectively, for the first quarter of 2023, and 1.29%, 10.10%, and 16.07%, respectively, for the second quarter of 2022. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the six months ended June 30, 2023, the Company recorded net income of $120.2 million, or $1.26 per diluted share. This compares with net income of $136.7 million or $1.44 per diluted share for the six months ended June 30, 2022. The decrease in net income of $16.5 million was mostly due to a $6.4 million decrease in noninterest income, a $5.9 million decrease in net interest income, a $5.4 million increase in noninterest expense, and a $3.6 million increase in provision for credit losses, partially offset by $4.7 million decrease in income tax expense.

For the six months ended June 30, 2023, the Company’s return on average assets was 1.12%, return on average equity was 8.49%, and return on average tangible common equity was 13.27%, compared with a return on average assets of 1.28%, return on average equity of 9.71%, and return on average tangible common equity of 15.35% for the six months ended June 30, 2022. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Net interest income totaled $160.1 million in the second quarter of 2023, a decrease of $8.5 million, or 5.1%, from the first quarter of 2023. The decrease in net interest income was primarily attributable to a higher cost of funds as a result of the higher interest rate environment, an increase in average brokered certificates of deposit balances as part of our liquidity management strategy, and lower average loans and investment securities balances, partially offset by higher yields on average interest-earning assets.

The net interest margin for the second quarter of 2023 decreased 11 basis points to 3.33%, from 3.44% in the prior quarter. The lower net interest margin was due to a higher cost of funds, partially offset by higher yields on interest-earning assets and higher loan prepayment fees.

Net interest income for the second quarter of 2023 decreased $12.7 million, or 7.3%, compared to the second quarter of 2022. The decrease was primarily attributable to a higher cost of funds, an increase in brokered certificates of deposit balances, lower average loans and investment securities balances, and lower loan-related fees and accretion income as a result of decreased prepayment activity, partially offset by higher yields on average interest-earning assets.

For the first six months ended 2023, net interest income decreased $5.9 million, or 1.8%, compared to the first six months ended 2022. The decrease was primarily attributable to a higher cost of funds, an increase in average brokered certificates of deposit balances and borrowings, and lower average loans and investment securities balances, partially offset by higher yields on average interest-earning assets.

The following table presents the net interest margin, average balances calculated based on daily average, interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, and the average yield/rate by asset and liability component for the periods indicated:

	Average Balance Sheet
	Three Months Ended
	June 30, 2023			March 31, 2023			June 30, 2022
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$1,433,137	$16,600	4.65%	$1,335,611	$13,594	4.13%	$702,663	$1,211	0.69%
Investment securities	3,926,568	25,936	2.64%	4,165,681	26,791	2.57%	4,254,961	17,560	1.65%
Loans receivable, net (1)(2)	13,927,145	182,852	5.27%	14,394,775	180,958	5.10%	14,919,182	164,455	4.42%
Total interest-earning assets	19,286,850	225,388	4.69%	19,896,067	221,343	4.51%	19,876,806	183,226	3.70%
Noninterest-earning assets	1,771,156			1,788,806			1,793,347
Total assets	$21,058,006			$21,684,873			$21,670,153
Liabilities and equity
Interest-bearing deposits:
Interest checking	$2,746,578	$8,659	1.26%	$3,008,712	$5,842	0.79%	$4,055,506	$712	0.07%
Money market	4,644,623	15,644	1.35%	4,992,084	13,053	1.06%	5,231,464	1,010	0.08%
Savings	352,377	102	0.12%	453,079	508	0.45%	432,586	27	0.03%
Retail certificates of deposit	1,286,160	10,306	3.21%	1,206,966	7,775	2.61%	922,784	607	0.26%
Wholesale/brokered certificates of deposit	1,767,970	18,869	4.28%	1,443,783	13,056	3.67%	80,182	326	1.63%
Total interest-bearing deposits	10,797,708	53,580	1.99%	11,104,624	40,234	1.47%	10,722,522	2,682	0.10%
FHLB advances and other borrowings	800,016	7,155	3.59%	987,817	7,938	3.26%	602,621	3,217	2.14%
Subordinated debentures	331,449	4,561	5.50%	331,297	4,561	5.51%	330,796	4,562	5.52%
Total borrowings	1,131,465	11,716	4.15%	1,319,114	12,499	3.83%	933,417	7,779	3.34%
Total interest-bearing liabilities	11,929,173	65,296	2.20%	12,423,738	52,733	1.72%	11,655,939	10,461	0.36%
Noninterest-bearing deposits	6,078,543			6,219,818			7,030,205
Other liabilities	206,929			218,925			219,116
Total liabilities	18,214,645			18,862,481			18,905,260
Stockholders’ equity	2,843,361			2,822,392			2,764,893
Total liabilities and equity	$21,058,006			$21,684,873			$21,670,153
Net interest income		$160,092			$168,610			$172,765

Net interest margin (3)			3.33%			3.44%			3.49%
Cost of deposits (4)			1.27%			0.94%			0.06%
Cost of funds (5)			1.45%			1.15%			0.22%
Cost of non-maturity deposits (6)			0.71%			0.54%			0.04%
Ratio of interest-earning assets to interest-bearing liabilities			161.68%			160.15%			170.53%
______________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums, and the basis adjustment of certain loans included in fair value hedging relationships, where applicable.
(2) Interest income includes net discount accretion of $2.9 million, $2.5 million, and $7.5 million for the three months ended June 30, 2023, March 31, 2023, and June 30, 2022, respectively.
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

	Average Balance Sheet
	Six Months Ended
	June 30, 2023			June 30, 2022
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$1,384,643	$30,194	4.40%	$513,500	$1,301	0.51%
Investment securities	4,045,464	52,727	2.61%	4,399,880	35,412	1.61%
Loans receivable, net (1)(2)	14,159,668	363,810	5.18%	14,639,980	315,059	4.34%
Total interest-earning assets	19,589,775	446,731	4.60%	19,553,360	351,772	3.63%
Noninterest-earning assets	1,779,933			1,762,083
Total assets	$21,369,708			$21,315,443
Liabilities and equity
Interest-bearing deposits:
Interest checking	$2,876,921	$14,501	1.02%	$3,798,095	$941	0.05%
Money market	4,817,394	28,697	1.20%	5,287,408	1,898	0.07%
Savings	402,450	610	0.31%	427,414	53	0.03%
Retail certificates of deposit	1,246,782	18,081	2.92%	984,773	1,137	0.23%
Wholesale/brokered certificates of deposit	1,606,772	31,925	4.01%	40,312	326	1.63%
Total interest-bearing deposits	10,950,319	93,814	1.73%	10,538,002	4,355	0.08%
FHLB advances and other borrowings	893,398	15,093	3.41%	414,978	3,691	1.79%
Subordinated debentures	331,373	9,122	5.51%	330,713	9,122	5.52%
Total borrowings	1,224,771	24,215	3.97%	745,691	12,813	3.47%
Total interest-bearing liabilities	12,175,090	118,029	1.95%	11,283,693	17,168	0.31%
Noninterest-bearing deposits	6,148,790			6,979,818
Other liabilities	212,892			237,567
Total liabilities	18,536,772			18,501,078
Stockholders’ equity	2,832,935			2,814,365
Total liabilities and equity	$21,369,707			$21,315,443
Net interest income		$328,702			$334,604

Net interest margin (3)			3.38%			3.45%
Cost of deposits (4)			1.11%			0.05%
Cost of funds (5)			1.30%			0.19%
Cost of non-maturity deposits (6)			0.62%			0.04%
Ratio of interest-earning assets to interest-bearing liabilities			160.90%			173.29%
_____________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums, and the basis adjustment of certain loans included in fair value hedging relationships, where applicable.
(2) Interest income includes net discount accretion of $5.4 million and $13.5 million for the six months ended June 30, 2023 and June 30, 2022, respectively.
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

Changes in our net interest income are a function of changes in volume and rates of interest-earning assets and interest-bearing liabilities. Changes in net interest income that are not a function of changes in volume and rates of interest-earning assets and interest-bearing liabilities are allocated proportionately to the change due to volume and the change due to rate. The following tables present the impact that the volume and rate changes have had on our net interest income for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•Changes in volume (changes in volume multiplied by prior rate);
•Changes in interest rates (changes in interest rates multiplied by prior volume and includes the recognition of discounts/premiums and deferred fees/costs); and
•The net change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

	Three Months Ended June 30, 2023
	Compared to
	Three Months Ended March 31, 2023
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net
Interest-earning assets
Cash and cash equivalents	$1,101	$1,905	$3,006
Investment securities	(1,617)	762	(855)
Loans receivable, net	(5,036)	6,930	1,894
Total interest-earning assets	(5,552)	9,597	4,045
Interest-bearing liabilities
Interest checking	(473)	3,290	2,817
Money market	(883)	3,474	2,591
Savings	(93)	(313)	(406)
Retail certificates of deposit	561	1,970	2,531
Wholesale/brokered certificates of deposit	3,329	2,484	5,813
FHLB advances and other borrowings	(1,681)	898	(783)
Subordinated debentures	—	—	—
Total interest-bearing liabilities	760	11,803	12,563
Decrease in net interest income	$(6,312)	$(2,206)	$(8,518)

	Three Months Ended June 30, 2023
	Compared to
	Three Months Ended June 30, 2022
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net
Interest-earning assets
Cash and cash equivalents	$2,338	$13,051	$15,389
Investment securities	(1,233)	9,609	8,376
Loans receivable, net	(9,827)	28,224	18,397
Total interest-earning assets	(8,722)	50,884	42,162
Interest-bearing liabilities
Interest checking	(152)	8,099	7,947
Money market	(94)	14,728	14,634
Savings	(4)	79	75
Retail certificates of deposit	319	9,380	9,699
Wholesale/brokered certificates of deposit	17,232	1,311	18,543
FHLB advances and other borrowings	1,289	2,649	3,938
Subordinated debentures	9	(10)	(1)
Total interest-bearing liabilities	18,599	36,236	54,835
(Decrease) Increase in net interest income	$(27,321)	$14,648	$(12,673)

	Six Months Ended June 30, 2023
	Compared to
	Six Months Ended June 30, 2022
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net
Interest-earning assets
Cash and cash equivalents	$5,229	$23,664	$28,893
Investment securities	(2,588)	19,903	17,315
Loans receivable, net	(9,936)	58,687	48,751
Total interest-earning assets	(7,295)	102,254	94,959
Interest-bearing liabilities
Interest checking	(184)	13,744	13,560
Money market	(143)	26,942	26,799
Savings	(3)	560	557
Retail certificates of deposit	372	16,572	16,944
Wholesale/brokered certificates of deposit	30,386	1,213	31,599
FHLB advances and other borrowings	6,398	5,004	11,402
Subordinated debentures	18	(18)	—
Total interest-bearing liabilities	36,844	64,017	100,861
Increase (decrease) in net interest income	$(44,139)	$38,237	$(5,902)

Provision for Credit Losses

For the second quarter of 2023, the Company recorded a $1.5 million provision expense for credit losses, compared to a $3.0 million provision expense during the first quarter of 2023, and a $469,000 provision expense during the second quarter of 2022. The provision expense for loans during the second quarter of 2023 is largely attributed to increases associated with economic forecasts, offset by lower loans held for investment. The provision expense for off-balance sheet commitments was attributable to higher loss rates in certain loan segments, offset by lower unfunded commitments during the quarter. The provision recapture for HTM investment securities was due to the changes in weighted macroeconomic forecasts on HTM investment securities classified as municipal bonds during the quarter.

The provision expense for the first quarter of 2023 was largely attributed to increases associated with economic forecasts, as well as changes in asset quality, including specific reserves, and the impact from the weighted macroeconomic forecasts on HTM investment securities classified as municipal bonds during the quarter, offset by lower loans held for investment and lower unfunded commitments. The provision expense for the second quarter of 2022 was driven principally by loan growth and net charge-offs, as well as the impact of macroeconomic uncertainties, offset by a recapture for unfunded commitments largely due to favorable changes in unfunded lending segment mix.

Net loan charge-offs for the three months ended June 30, 2023 totaled $3.7 million, compared with net loan charge-offs of $3.3 million for the three months ended March 31, 2023, and net loan charge-offs of $5.2 million for the three months ended June 30, 2022.

	Three Months Ended			Variance From
	June 30,	March 31,	June 30,	March 31, 2023		June 30, 2022
(Dollars in thousands)	2023	2023	2022	$	%	$	%
Provision for credit losses
Provision for loan losses	$610	$3,021	$3,803	$(2,411)	(79.8)%	$(3,193)	(84.0)%
Provision for unfunded commitments	1,003	(189)	(3,402)	1,192	(630.7)%	4,405	(129.5)%
Provision for HTM securities	(114)	184	68	(298)	(162.0)%	(182)	(267.6)%
Total provision for credit losses	$1,499	$3,016	$469	$(1,517)	(50.3)%	$1,030	219.6%

For the first six months of 2023, the Company recorded a $4.5 million provision expense for credit losses, compared to a $917,000 provision expense recorded for the first six months of 2022. The provision expense for the first six months of 2023 was driven principally by increases associated with changes in economic forecasts, changes in asset quality, and higher loss rates in certain loan segments for unfunded commitments, offset by lower loans held for investment and lower unfunded commitments. The provision expense for the first six months of 2022 was driven principally by loan growth and net charge-offs, as well as the impact of macroeconomic uncertainties, partially offset by a recapture for unfunded commitments largely due to changes in unfunded lending segment mix.

	Six Months Ended		Variance From
	June 30,	June 30,	June 30, 2022
(Dollars in thousands)	2023	2022	$	%
Provision for credit losses
Provision for loans and lease losses	$3,631	$4,014	$(383)	(9.5)%
Provision for unfunded commitments	814	(3,184)	3,998	(125.6)%
Provision for held-to-maturity securities	70	$87	$(17)	(19.5)%
Total provision for credit losses	$4,515	$917	$3,598	392.4%

Noninterest Income

The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended			Variance From
	June 30,	March 31,	June 30,	March 31, 2023		June 30, 2022
(Dollars in thousands)	2023	2023	2022	$	%	$	%
Noninterest income
Loan servicing income	$493	$573	$502	$(80)	(14.0)%	$(9)	(1.8)%
Service charges on deposit accounts	2,670	2,629	2,690	41	1.6%	(20)	(0.7)%
Other service fee income	315	296	366	19	6.4%	(51)	(13.9)%
Debit card interchange fee income	914	803	936	111	13.8%	(22)	(2.4)%
Earnings on bank owned life insurance	3,487	3,374	3,240	113	3.3%	247	7.6%
Net gain from sales of loans	345	29	1,136	316	1089.7%	(791)	(69.6)%
Net gain (loss) from sales of investment securities	—	138	(31)	(138)	(100.0)%	31	(100.0)%
Trust custodial account fees	9,360	11,025	10,354	(1,665)	(15.1)%	(994)	(9.6)%
Escrow and exchange fees	924	1,058	1,827	(134)	(12.7)%	(903)	(49.4)%
Other income	2,031	1,261	1,173	770	61.1%	858	73.1%
Total noninterest income	$20,539	$21,186	$22,193	$(647)	(3.1)%	$(1,654)	(7.5)%

	Six Months Ended		Variance From
	June 30,	June 30,	June 30, 2022
(Dollars in thousands)	2023	2022	$	%
Noninterest income
Loan servicing income	$1,066	$921	$145	15.7%
Service charges on deposit accounts	5,299	5,305	(6)	(0.1)%
Other service fee income	611	733	(122)	(16.6)%
Debit card interchange fee income	1,717	1,772	(55)	(3.1)%
Earnings on bank owned life insurance	6,861	6,461	400	6.2%
Net gain from sales of loans	374	2,630	(2,256)	(85.8)%
Net gain from sales of investment securities	138	2,103	(1,965)	(93.4)%
Trust custodial account fees	20,385	21,933	(1,548)	(7.1)%
Escrow and exchange fees	1,982	3,488	(1,506)	(43.2)%
Other income	3,292	2,741	551	20.1%
Total noninterest income	$41,725	$48,087	$(6,362)	(13.2)%

Noninterest income for the second quarter of 2023 was $20.5 million, a decrease of $647,000 from the first quarter of 2023. The decrease was primarily due to a $1.7 million decrease in trust custodial account fees driven by annual tax fees received during the first quarter, partially offset by a $770,000 increase in other income.

During the second quarter of 2023, the Bank sold $78.0 million of non-relation-based C&I syndicated loans for a net gain of $345,000, and $1.5 million of nonperforming loans for no gain, compared to the sales of $753,000 of Small Business Administration (“SBA”) loans for a net gain of $29,000 and $6.5 million of nonperforming loans for no gain in the first quarter of 2023.

Noninterest income for the second quarter of 2023 decreased $1.7 million, compared to the second quarter of 2022. The decrease was primarily due to a $994,000 decrease in trust custodial account fees resulting primarily from a decrease in custodial accounts and asset values, a $903,000 decrease in escrow and exchange fees attributable to the lower transaction activity in the commercial real estate market, and a $791,000 decrease in net gain from loan sales, partially offset by an $858,000 increase in other income.

For the first six months of 2023, noninterest income totaled $41.7 million, a decrease from $48.1 million for the first six months of 2022. The decrease was primarily related to a $2.3 million decrease in net gain from sales of loans, a $2.0 million decrease in net gain from sales of investment securities, a $1.5 million decrease in trust custodial account fees, and a $1.5 million decrease in escrow and exchange fees, partially offset by a $551,000 increase in other income.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended			Variance From
	June 30,	March 31,	June 30,	March 31, 2023		June 30, 2022
(Dollars in thousands)	2023	2023	2022	$	%	$	%
Noninterest expense
Compensation and benefits	$53,424	$54,293	$57,562	$(869)	(1.6)%	$(4,138)	(7.2)%
Premises and occupancy	11,615	11,742	11,829	(127)	(1.1)%	(214)	(1.8)%
Data processing	7,488	7,265	6,604	223	3.1%	884	13.4%
Other real estate owned operations, net	8	108	—	(100)	(92.6)%	8	100.0%
FDIC insurance premiums	2,357	2,425	1,452	(68)	(2.8)%	905	62.3%
Legal and professional services	4,716	5,501	4,629	(785)	(14.3)%	87	1.9%
Marketing expense	1,879	1,838	1,926	41	2.2%	(47)	(2.4)%
Office expense	1,280	1,232	1,252	48	3.9%	28	2.2%
Loan expense	567	646	1,144	(79)	(12.2)%	(577)	(50.4)%
Deposit expense	9,194	8,436	4,081	758	9.0%	5,113	125.3%
Amortization of intangible assets	3,055	3,171	3,479	(116)	(3.7)%	(424)	(12.2)%
Other expense	5,061	4,695	5,016	366	7.8%	45	0.9%
Total noninterest expense	$100,644	$101,352	$98,974	$(708)	(0.7)%	$1,670	1.7%

	Six Months Ended		Variance From
	June 30,	June 30,	June 30, 2022
(Dollars in thousands)	2023	2022	$	%
Noninterest expense
Compensation and benefits	$107,717	$114,543	$(6,826)	(6.0)%
Premises and occupancy	23,357	23,781	(424)	(1.8)%
Data processing	14,753	12,600	2,153	17.1%
Other real estate owned operations, net	116	—	116	100.0%
FDIC insurance premiums	4,782	2,848	1,934	67.9%
Legal and professional services	10,217	8,697	1,520	17.5%
Marketing expense	3,717	3,735	(18)	(0.5)%
Office expense	2,512	2,455	57	2.3%
Loan expense	1,213	2,278	(1,065)	(46.8)%
Deposit expense	17,630	7,832	9,798	125.1%
Amortization of intangible assets	6,226	7,071	(845)	(12.0)%
Other expense	9,756	10,782	(1,026)	(9.5)%
Total noninterest expense	$201,996	$196,622	$5,374	2.7%

Noninterest expense totaled $100.6 million for the second quarter of 2023, a decrease of $708,000 compared to the first quarter of 2023, primarily due to an $869,000 decrease in compensation and benefits from reduced staffing levels and payroll taxes, and a $785,000 decrease in legal and professional services expenses, partially offset by a $758,000 increase in deposit expense driven by higher deposit earnings credit rates.

Noninterest expense increased by $1.7 million compared to the second quarter of 2022. The increase was primarily due to a $5.1 million increase in deposit expense driven by higher deposit earnings credit rates, a $905,000 increase in FDIC insurance premiums due to the increase of initial base deposit insurance assessment rates that became effective in January 2023, and an $884,000 increase in data processing, partially offset by a $4.1 million decrease in compensation and benefits from reduced staffing levels, and a $577,000 decrease in loan expense.

The Company’s efficiency ratio was 54.1% for the second quarter of 2023, compared to 51.7% for the first quarter of 2023, and 49.0% for the second quarter of 2022. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest expense totaled $202.0 million for the first six months of 2023, an increase of $5.4 million, or 2.7%, compared with the first six months of 2022. The increase was driven primarily by a $9.8 million increase in deposit expense driven by growth in HOA deposits and higher deposit earnings credit rates, a $2.2 million increase in data processing, a $1.9 million increase in FDIC insurance premium, and a $1.5 million increase in legal and professional services, partially offset by a $6.8 million decrease in compensation and benefits from reduced staffing levels and payroll taxes, a $1.1 million decrease in loan expense, a $1.0 million decrease in other expense, and an $845,000 decrease in amortization of intangible assets.

The Company’s efficiency ratio was 52.9% for the first six months of 2023, compared to 49.8% for the first six months of 2022. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Taxes

For the three months ended June 30, 2023, March 31, 2023, and June 30, 2022, income tax expense was $20.9 million, $22.9 million, and $25.7 million, respectively, and the effective income tax rate was 26.6%, 26.8%, and 26.9%, respectively. For the six months ended June 30, 2023 and 2022, income tax expense was $43.7 million and $48.4 million, respectively, and the effective income tax rate was 26.7% and 26.2%, respectively. Our effective tax rate for the three and six months ended June 30, 2023 differs from the 21% federal statutory rate due to the impact of state taxes as well as various permanent tax differences, including tax-exempt income from municipal securities, Bank Owned Life Insurance income, tax credits from low-income housing tax credit investments, Section 162(m) limitation on the deduction of executive compensation, and the exercise of stock options and vesting of other stock-based compensation.

The total amount of unrecognized tax benefits was $1.4 million at June 30, 2023 and December 31, 2022, and was comprised of unrecognized tax benefits related to the Opus acquisition in 2020. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $563,000 at June 30, 2023 and December 31, 2022. The Company does not believe that the unrecognized tax benefits will change significantly within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued for $140,000 and $89,000 of such interest at June 30, 2023 and December 31, 2022, respectively. No amounts for penalties were accrued.

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

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and the tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of June 30, 2023 and December 31, 2022.

FINANCIAL CONDITION

At June 30, 2023, assets totaled $20.75 billion, a decrease of $940.1 million, or 4.3%, from $21.69 billion at December 31, 2022. The decrease was primarily due to a $1.07 billion decrease in total loans and a $239.7 million decrease in investment securities, partially offset by a $362.4 million increase in cash and cash equivalents.

Total liabilities were $17.90 billion at June 30, 2023, compared to $18.89 billion at December 31, 2022. The decrease of $990.9 million, or 5.2%, from December 31, 2022 was primarily due to decreases of $812.5 million in deposits and $200.0 million in FHLB term advances, partially offset by an increase of $21.3 million in other liabilities.

Total stockholders’ equity was $2.85 billion as of June 30, 2023, a $50.7 million increase from $2.80 billion at December 31, 2022. The increase in stockholders’ equity was primarily due to $120.2 million of net income, partially offset by $63.0 million in cash dividends and $10.2 million of other comprehensive loss.

To address the rising interest rate environment, dislocation in credit, funding, and capital markets, and industry-wide turmoil experienced during the first quarter of 2023, we took strategic actions in first half of 2023 to increase loan pricing and tighten underwriting standards to manage the level of new loan demand, increase our deposit pricing to mitigate deposit outflows, further enhance our capital, and bolster our liquidity position by reducing the size of the AFS securities portfolio and adding retail and brokered deposits. As a result of our prudent and proactive capital and liquidity management, we were able to reduce FHLB term borrowings during the first half of 2023, and we did not utilize either the Federal Reserve's discount window or the Bank Term Funding Program. The strength of our capital position provides us with greater optionality and flexibility in terms of balance sheet management.

Our book value per share increased to $29.71 at June 30, 2023 from $29.45 at December 31, 2022. At June 30, 2023, the Company’s tangible common equity to tangible assets ratio was 9.59%, an increase from 8.88% at December 31, 2022. Our tangible book value per share was $19.79, compared to $19.38 at December 31, 2022. The increases in tangible common equity ratio and tangible book value per share at June 30, 2023 from the prior year-end were primarily driven by net income, partially offset by dividends paid and the increase in other comprehensive loss from the impact of higher interest rates on our AFS securities portfolio. The decrease in tangible assets also contributed to the increase in tangible common equity ratio. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Loans

Loans held for investment totaled $13.61 billion at June 30, 2023, a decrease of $1.07 billion, or 7.3%, from $14.68 billion at December 31, 2022. The decrease was a result of lower loan originations due to our disciplined approach around credit risk management and loan pricing along with lower loan demand, as well as loan maturities, prepayments, and loans sales during the first half of 2023. The commercial line average utilization rate decreased from an average rate of 39.6% for the fourth quarter of 2022 to 36.1% for the second quarter of 2023. Since December 31, 2022, commercial loans decreased $470.4 million, investor loans secured by real estate decreased $387.1 million, business loans secured by real estate decreased $214.2 million, and retail loans decreased $3.0 million. The decline in loans from prior year end reflects the strategic actions we have taken to maintain a disciplined approach to our loan production and pricing as well as tightening the underwriting standards to manage the level of new loan demand.

The total end-of-period weighted average interest rate on loans, excluding fees and discounts, at June 30, 2023 was 4.73%, compared to 4.61% at December 31, 2022. The increase reflects the impact of higher rates on new originations and the repricing of floating rate loans as a result of the increases in benchmark interest rates.

Loans held for sale primarily represent the guaranteed portion of SBA loans, which the Bank originates for sale, and totaled $2.2 million at June 30, 2023, a decrease of $459,000 from $2.6 million at December 31, 2022.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio, and gives the weighted average interest rate by loan category at the dates indicated:

	June 30, 2023			December 31, 2022
(Dollars in thousands)	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
Investor loans secured by real estate
CRE non-owner-occupied	$2,571,246	18.9%	4.61%	$2,660,321	18.1%	4.51%
Multifamily	5,788,030	42.5%	3.90%	6,112,026	41.6%	3.86%
Construction and land	428,287	3.1%	8.95%	399,034	2.7%	8.24%
SBA secured by real estate	38,876	0.3%	9.03%	42,135	0.3%	7.61%
Total investor loans secured by real estate	8,826,439	64.8%	4.37%	9,213,516	62.7%	4.25%
Business loans secured by real estate
CRE owner-occupied	2,281,721	16.8%	4.30%	2,432,163	16.6%	4.22%
Franchise real estate secured	318,539	2.3%	4.70%	378,057	2.6%	4.75%
SBA secured by real estate	57,084	0.4%	8.72%	61,368	0.4%	7.45%
Total business loans secured by real estate	2,657,344	19.5%	4.44%	2,871,588	19.6%	4.36%
Commercial loans
Commercial and industrial	1,744,763	12.8%	6.73%	2,160,948	14.7%	6.32%
Franchise non-real estate secured	351,944	2.6%	5.35%	404,791	2.8%	4.91%
SBA non-real estate secured	9,688	0.1%	9.35%	11,100	0.1%	7.83%
Total commercial loans	2,106,395	15.5%	6.51%	2,576,839	17.6%	6.11%
Retail loans
Single family residential	70,993	0.5%	6.58%	72,997	0.5%	5.51%
Consumer	2,241	—%	6.37%	3,284	—%	6.29%
Total retail loans	73,234	0.5%	6.57%	76,281	0.5%	5.53%
Loans held for investment before basis adjustment (1)	13,663,412	100.3%	4.73%	14,738,224	100.4%	4.61%
Basis adjustment associated with fair value hedge (2)	(53,130)	(0.3)%		(61,926)	(0.4)%
Loans held for investment	13,610,282	100.0%		14,676,298	100.0%
Allowance for credit losses for loans held for investment	(192,333)			(195,651)
Loans held for investment, net	$13,417,949			$14,480,647

Total unfunded loan commitments	$2,202,647			$2,489,203
Loans held for sale, at lower of cost or fair value	2,184			2,643
______________________________
(1) Includes net deferred origination fees of $142,000 and $1.9 million, and unaccreted fair value net purchase discounts of $48.4 million and $54.8 million as of June 30, 2023 and December 31, 2022, respectively.
(2) Represents the basis adjustment associated with the application of hedge accounting on certain loans. Refer to Note 11 – Derivative Instruments for additional information.

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally initiate proceedings to pursue our remedies under the loan documents. For loans secured by real estate, we provide the required notices to the borrower and make any required filings, and commence foreclosure proceedings if necessary. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. At June 30, 2023, loans delinquent 30 or more days as a percentage of total loans held for investment was 0.23%, compared to 0.30% at December 31, 2022. The decrease in delinquent loans during the six months ended June 30, 2023 was primarily due to decreases in loans that are 30-59 days past due, partially offset by the increases in loans that were 90 days or more past due largely from seven syndicated loans to one borrower relationship totaling $17.9 million that were 90 days or more past due and still accruing at June 30, 2023. These loans are well-secured, and are in the process of modification at June 30, 2022.

The following table sets forth delinquencies in the Company’s loan portfolio as of the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
At June 30, 2023
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	2	$1,566	2	$1,566
SBA secured by real estate	1	527	—	—	—	—	1	527
Total investor loans secured by real estate	1	527	—	—	2	1,566	3	2,093
Business loans secured by real estate
CRE owner-occupied	—	—	—	—	3	4,733	3	4,733
SBA secured by real estate	—	—	—	—	3	1,306	3	1,306
Total business loans secured by real estate	—	—	—	—	6	6,039	6	6,039
Commercial loans
Commercial and industrial	3	122	3	31	9	22,111	15	22,264
SBA non-real estate secured	—	—	—	—	1	555	1	555
Total commercial loans	3	122	3	31	10	22,666	16	22,819
Total	4	$649	3	$31	18	$30,271	25	$30,951
Delinquent loans to loans held for investment		0.01%		—%		0.22%		0.23%

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
At December 31, 2022
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	2	$4,429	2	$4,429
Multifamily	1	2,723	—	—	2	6,057	3	8,780
Total investor loans secured by real estate	1	2,723	—	—	4	10,486	5	13,209
Business loans secured by real estate
CRE owner-occupied	3	1,434	—	—	4	6,555	7	7,989
Franchise real estate secured	2	7,073	—	—	—	—	2	7,073
SBA secured by real estate	—	—	1	104	2	1,087	3	1,191
Total business loans secured by real estate	5	8,507	1	104	6	7,642	12	16,253
Commercial loans
Commercial and industrial	9	4,657	9	81	4	3,908	22	8,646
Franchise non-real estate secured	5	3,592	—	—	—	—	5	3,592
SBA non-real estate secured	—	—	—	—	1	589	1	589
Total commercial loans	14	8,249	9	81	5	4,497	28	12,827
Retail loans
Single family residential	2	1,057	—	—	—	—	2	1,057
Consumer	1	2	—	—	—	—	1	2
Total retail loans	3	1,059	—	—	—	—	3	1,059
Total	23	$20,538	10	$185	15	$22,625	48	$43,348
Delinquent loans to loans held for investment		0.14%		—%		0.16%		0.30%

Modified Loans to Troubled Borrowers

On January 1, 2023, the Company adopted ASU 2022-02, which introduces new reporting requirements for modifications of loans to borrowers experiencing financial difficulty, which the Company also refers to as modified loans to troubled borrowers. An MLTB arises from a modification made to a loan in response to a borrower’s financial difficulty, in order to alleviate temporary impairments in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. GAAP requires that certain types of modifications be reported, which consist of the following:

•Principal forgiveness
•Interest rate reduction
•Other-than-insignificant payment delay
•Term extension
•Any combination of the above

Please also see Note 3 - Significant Accounting Policies, of the consolidated financial statements for additional discussion on modified loans to troubled borrowers.

As of June 30, 2023, the Company had no loan modifications classified as MLTB. During the three and six months ended June 30, 2023, there were no MLTBs that had a payment default and had been modified within the 12 months preceding the payment default.

Troubled Debt Restructurings

Prior to the Company’s adoption of ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023, the Company, in infrequent situations, would modify or restructure loans when the borrower was experiencing financial difficulties by making a concession to the borrower. Such concessions typically were in the form of changes in the amortization terms, reductions in the interest rates, acceptance of interest-only payments, and, in very few cases, reduction of the outstanding loan balances. These loans were classified as TDRs. ASU 2022-02 eliminated the concept of TDRs in current GAAP, and therefore, beginning January 1, 2023, the Company no longer reports loans modified as TDRs following the Company’s adoption of ASU 2022-02 on January 1, 2023.

At December 31, 2022, the Company had five loans modified as TDRs totaling $16.1 million, which comprised three CRE owner-occupied loans and one C&I loan totaling $5.1 million belonging to one borrower relationship with the terms modified due to bankruptcy, and a franchise non-real estate secured loan for $11.0 million belonging to another borrower relationship with the terms modified for payment deferral. All TDRs were on nonaccrual status as of December 31, 2022. During the three and six months ended June 30, 2022, the three CRE owner-occupied loans and one C&I loan classified as TDRs were in payment default after modification within the previous 12 months.

Nonperforming Assets

Nonperforming assets consist of loans whereby we have ceased accruing interest (i.e., nonaccrual loans), OREO, and other repossessed assets owned. Nonaccrual loans generally consist of loans that are 90 days or more past due and loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest.

Nonperforming assets decreased significantly by $13.5 million to $17.4 million, or 0.08% of total assets, at June 30, 2023, compared to $30.9 million, or 0.14% of total assets, at December 31, 2022. At June 30, 2023, nonperforming assets consisted of nonperforming loans of $17.2 million and OREO of $270,000. At December 31, 2022, all nonperforming assets consisted of nonperforming loans.

At June 30, 2023, nonperforming loans totaled $17.2 million, or 0.13% of loans held for investment, a decrease from $30.9 million, or 0.21% of loans held for investment, at December 31, 2022.

OREO was $270,000 at June 30, 2023, compared to no OREO at December 31, 2022.

The Company had seven syndicated loans to one borrower relationship totaling $17.9 million that were 90 days or more past due and still accruing at June 30, 2023. These loans are well-secured, and are in the process of modification at June 30, 2022. The Company had no loans 90 days or more past due and still accruing at December 31, 2022.

The following table sets forth our composition of nonperforming assets at the dates indicated:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Nonperforming assets
Investor loans secured by real estate
CRE non-owner-occupied	$1,566	$4,429
Multifamily	—	8,780
SBA secured by real estate	505	533
Total investor loans secured by real estate	2,071	13,742
Business loans secured by real estate
CRE owner-occupied	8,984	11,475
SBA secured by real estate	1,306	1,191
Total business loans secured by real estate	10,290	12,666
Commercial loans
Commercial and industrial	4,235	3,908
SBA non-real estate secured	555	589
Total commercial loans	4,790	4,497
Total nonperforming loans	17,151	30,905
Other real estate owned	270	—
Total	$17,421	$30,905

Allowance for credit losses	$192,333	$195,651
Allowance for credit losses as a percent of total nonperforming loans	1,121%	633%
Nonperforming loans as a percent of loans held for investment	0.13%	0.21%
Nonperforming assets as a percent of total assets	0.08%	0.14%
TDRs included in nonperforming loans	N/A	$5,051

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

The Company’s ACL includes assumptions concerning current and future economic conditions using reasonable and supportable forecasts from an independent third party. These economic forecast scenarios are based on past events, current conditions, and the likelihood of future events occurring. Management periodically evaluates economic scenarios used in the Company’s ACL model, and thus the scenarios as well as the assumptions within those scenarios, and whether to use a weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events. As of June 30, 2023, the Company’s ACL model used three weighted scenarios representing a base-case scenario, an upside scenario, and a downside scenario. The use of three weighted scenarios at June 30, 2023 is consistent with the approach used in the Company’s ACL model at March 31, 2023. The Company’s ACL model at June 30, 2023 includes assumptions concerning the rising interest rate environment, ongoing inflationary pressures throughout the U.S. economy, higher energy prices, the potential impact of the ongoing war between Russia and Ukraine, general uncertainty concerning future economic conditions, and the potential for future recessionary conditions. The Company has identified certain economic variables that have significant influence in the Company’s model for determining the ACL. These key economic variables include changes in the U.S. unemployment rate, U.S. real GDP growth, CRE prices, and the interest rates.

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

The following charts quantify certain factors attributing to the changes in the ACL on loans held for investment for the three and six months ended June 30, 2023 and June 30, 2022:

ACL change attributions ($ in millions)
For the three months ended June 30, 2023
$195.4
$11.2
$2.0
($1.2)
($15.1)
$192.3
ACL for LHFI Balance Mar, 2023
Economic Forecast and Other Updates
Qualitative Factor
Asset Quality
Loan Composition
ACL for LHFI Balance Jun, 2023
Increase
Decrease

ACL change attributions ($ in millions)
For the three months ended June 30, 2022
$197.5
($0.4)
($2.5)
$0.3
$1.2
$196.1
ACL for LHFI Balance Mar, 2022
Economic Forecast and Other Updates
Qualitative Factor
Asset Quality
Loan Composition
ACL for LHFI Balance Jun, 2022
Increase
Decrease

ACL change attributions ($ in millions)
For the six months ended June 30, 2023

$195.7
$14.6
$2.0
$2.2
$(22.2)
$192.3
ACL for LHFI Balance Dec, 2022
Economic Forecast and Other Updates
Qualitative Factor
Asset Quality
Loan Composition
ACL for LHFI Balance Jun, 2023
Increase
Decrease

ACL change attributions ($ in millions)
For the six months ended June 30, 2022
$197.8
($5.1)
($1.0)
($3.3)
$7.7
$196.1
ACL for LHFI Balance Dec, 2021
Economic Forecast and Other Updates
Qualitative Factor
Asset Quality
Loan Composition
ACL for LHFI Balance Jun, 2022
Increase
Decrease

At June 30, 2023, the ACL on loans was $192.3 million, a decrease of $3.1 million from $195.4 million at March 31, 2023. The decrease in the ACL for loans held for investment during the three months ended June 30, 2023 can be attributed to net charge-offs of $3.7 million, partially offset by $610,000 in provision for credit losses. The provision for credit losses during the three months ended June 30, 2023 can be attributed to increases associated with economic forecasts, offset by a decrease in the balance of loans held for investment. Charge-offs during the three months ended June 30, 2023 are largely attributed to one CRE non-owner occupied loan and charge-offs in consumer loans. The ACL on loans decreased $3.3 million from $195.7 million at December 31, 2022. The decrease in the ACL for loans held for investment during the six months ended June 30, 2023 can be attributed to net charge-offs of $6.9 million, partially offset by $3.6 million in provision for credit losses. The provision for credit losses during the six months ended June 30, 2023 can be attributed to increases associated with economic forecasts, as well as changes in asset quality, including specific reserves, offset by a decrease in loans held for investment. Charge-offs during the six months ended June 30, 2023 are largely attributed to one CRE non-owner occupied lending relationship and one CRE owner-occupied lending relationship.

The decrease in the ACL for loans held for investment during the three months ended June 30, 2022 of $1.4 million can be attributed to net charge-offs of $5.2 million, partially offset by $3.8 million in provision for credit losses. The provision for credit losses for the three months ended June 30, 2022 was reflective of higher loans held for investment, higher net charge-offs, and the impact of macroeconomic uncertainties. The decrease in the ACL for loans held for investment during the six months ended June 30, 2022 of $1.7 million can be attributed to net charge-offs of $5.7 million, partially offset by $4.0 million in provision for credit losses. Charge-offs in the second quarter of 2022 are largely attributable to one C&I relationship.

At June 30, 2023, the Company believes the ACL was adequate to cover current expected credit losses in the loan portfolio. However, no assurance can be given that we will not, in any particular period, sustain credit losses that exceed the amount reserved, or that subsequent evaluation of our loan portfolio, in light of prevailing factors, including economic conditions that may adversely affect our market area or other circumstances, will not require significant increases in the ACL. In addition, regulatory agencies, as an integral part of their examination process, periodically review our ACL and may require us to recognize changes to the ACL based on judgments different from those of management. Should any of the factors considered by management in evaluating the appropriate level of the ACL change, including the size and composition of the loan portfolio, the credit quality of the loan portfolio, as well as forecasts of future economic conditions, the Company’s estimate of current expected credit losses could also significantly change and affect the level of future provisions for credit losses.

The following table sets forth the Company’s ACL, its corresponding percentage of the loan category balance, and the percent of loan balance to total loans held for investment in each of the loan categories listed as of the dates indicated:

	June 30, 2023			December 31, 2022
(Dollars in thousands)	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
Investor loans secured by real estate
CRE non-owner-occupied	$31,545	1.23%	18.9%	$33,692	1.27%	18.1%
Multifamily	55,648	0.96%	42.5%	56,334	0.92%	41.6%
Construction and land	7,707	1.80%	3.1%	7,114	1.78%	2.7%
SBA secured by real estate	2,331	6.00%	0.3%	2,592	6.15%	0.3%
Total investor loans secured by real estate	97,231	1.10%	64.8%	99,732	1.08%	62.7%
Business loans secured by real estate
CRE owner-occupied	28,515	1.25%	16.8%	32,340	1.33%	16.6%
Franchise real estate secured	6,855	2.15%	2.3%	7,019	1.86%	2.6%
SBA secured by real estate	4,511	7.90%	0.4%	4,348	7.09%	0.4%
Total business loans secured by real estate	39,881	1.50%	19.5%	43,707	1.52%	19.6%
Commercial loans
Commercial and industrial	39,586	2.27%	12.8%	35,169	1.63%	14.7%
Franchise non-real estate secured	14,642	4.16%	2.6%	16,029	3.96%	2.8%
SBA non-real estate secured	399	4.12%	0.1%	441	3.97%	0.1%
Total commercial loans	54,627	2.59%	15.5%	51,639	2.00%	17.6%
Retail loans
Single family residential	455	0.64%	0.5%	352	0.48%	0.5%
Consumer loans	139	6.20%	—%	221	6.73%	—%
Total retail loans	594	0.81%	0.5%	573	0.75%	0.5%
Total (1)	$192,333	1.41%	100.0%	$195,651	1.33%	100.0%
______________________________
(1) Total loans utilized in the calculation of the ratio of ACL to total loans held for investment includes $53.1 million and $61.9 million as of June 30, 2023 and December 31, 2022, respectively, of the basis adjustment of certain loans included in fair value hedging relationships. Refer to Note 11 – Derivative Instruments for additional information.

At June 30, 2023, the ratio of ACL to loans held for investment was 1.41%, an increase from 1.33% at December 31, 2022. Our unamortized fair value discount on the loans acquired totaled $48.4 million, or 0.35% of total loans held for investment, at June 30, 2023, compared to $54.8 million, or 0.37% of total loans held for investment, at December 31, 2022.

The following table sets forth the Company’s net charge-offs as a percentage to the average loan held for investment balances in each of the loan categories, as well as other credit related percentages at and for the periods indicated:

	Three Months Ended
	June 30, 2023			March 31, 2023			June 30, 2022
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Investor loans secured by real estate
CRE non-owner-occupied	$2,591	$2,611,462	0.10%	$51	$2,622,150	—%	$—	$2,777,618	—%
Multifamily	72	5,845,595	—%	217	6,039,264	—%	—	6,141,536	—%
Construction and land	—	429,916	—%	—	420,558	—%	—	310,035	—%
SBA secured by real estate	—	39,212	—%	—	41,023	—%	—	48,494	—%
Total investor loans secured by real estate	2,663	8,926,185	0.03%	268	9,122,995	—%	—	9,277,683	—%
Business loans secured by real estate
CRE owner-occupied	195	2,312,704	0.01%	2,151	2,372,678	0.09%	(4)	2,437,740	—%
Franchise real estate secured	—	343,306	—%	—	376,836	—%	—	385,198	—%
SBA secured by real estate	(80)	59,033	(0.14)%	—	61,439	—%	—	71,260	—%
Total business loans secured by real estate	115	2,715,043	—%	2,151	2,810,953	0.08%	(4)	2,894,198	—%
Commercial loans
Commercial and industrial	56	1,873,094	—%	912	2,038,633	0.04%	4,848	2,289,380	0.21%
Franchise non-real estate secured	—	376,106	—%	(100)	395,557	(0.03)%	448	405,681	0.11%
SBA non-real estate secured	(59)	11,086	(0.53)%	(6)	11,814	(0.05)%	(16)	13,396	(0.12)%
Total commercial loans	(3)	2,260,286	—%	806	2,446,004	0.03%	5,280	2,708,457	0.19%
Retail loans
Single family residential	—	70,889	—%	89	71,995	0.12%	(33)	79,071	(0.04)%
Consumer	890	3,121	28.52%	(30)	3,255	(0.92)%	2	4,518	0.04%
Total retail loans	890	74,010	1.20%	59	75,250	0.08%	(31)	83,589	(0.04)%
Total (1)	$3,665	$13,926,258	0.03%	$3,284	$14,394,642	0.02%	$5,245	$14,918,800	0.04%

Allowance for credit losses to loans held for investment			1.41%			1.38%			1.30%
Nonperforming loans to loans held for investment			0.13%			0.18%			0.30%
Allowance for credit losses to nonperforming loans			1121%			786%			441%
______________________________
(1) Average loan balance includes $49.3 million, $60.6 million, and $45.1 million of average basis adjustment of certain loans included in fair value hedging relationships for the three months ended June 30, 2023, March 31, 2023, and June 30, 2022, respectively. Refer to Note 11 – Derivative Instruments for additional information.

	For the Six Months Ended
	June 30, 2023			June 30, 2022
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Investor loans secured by real estate
CRE non-owner-occupied	$2,642	$2,616,776	0.10%	$—	$2,767,902	—%
Multifamily	289	5,941,895	—%	—	6,022,933	—%
Construction and land	—	425,263	—%	—	302,803	—%
SBA secured by real estate	—	40,112	—%	70	46,952	0.15%
Total investor loans secured by real estate	2,931	9,024,046	0.03%	70	9,140,590	—%
Business loans secured by real estate
CRE owner-occupied	2,346	2,342,525	0.10%	(14)	2,352,377	—%
Franchise real estate secured	—	359,978	—%	—	383,797	—%
SBA secured by real estate	(80)	60,229	(0.13)%	—	73,214	—%
Total business loans secured by real estate	2,266	2,762,732	0.08%	(14)	2,809,388	—%
Commercial loans
Commercial and industrial	968	1,955,406	0.05%	5,186	2,222,851	0.23%
Franchise non-real estate secured	(100)	385,778	(0.03)%	448	397,547	0.11%
SBA non-real estate secured	(65)	11,448	(0.57)%	32	12,506	0.26%
Total commercial loans	803	2,352,632	0.03%	5,666	2,632,904	0.22%
Retail loans
Single family residential	89	71,439	0.12%	(33)	81,612	(0.04)%
Consumer	860	3,188	26.98%	2	4,681	0.04%
Total retail loans	949	74,627	1.27%	(31)	86,293	(0.04)%
Total (1)	$6,949	$14,159,155	0.05%	$5,691	$14,639,570	0.04%

Allowance for credit losses to loans held for investment			1.41%			1.30%
Nonperforming loans to loans held for investment			0.13%			0.30%
Allowance for credit losses to nonperforming loans			1121%			441%
______________________________
(1) Average loan balance includes $54.9 million and $29.6 million of average basis adjustment of certain loans included in fair value hedging relationships for the six months ended June 30, 2023 and June 30, 2022, respectively. Refer to Note 11 – Derivative Instruments for additional information.

Investment Securities

We primarily use our investment portfolio for liquidity purposes, capital preservation, and to support our interest rate risk management strategies. Investments totaled $3.75 billion at June 30, 2023, a decrease of $239.7 million, or 6.0%, from $3.99 billion at December 31, 2022. The decrease in securities was primarily the result of $304.2 million in sales of AFS investment securities and $196.8 million in principal payments, fair value discounts from the AFS securities transferred to HTM, amortizations, and redemptions, partially offset by $232.3 million in purchases, primarily U.S. Treasury securities, and a AFS securities mark-to-market unrealized loss reduction of $29.0 million. In general, the purchase of investment securities is primarily related to investing excess liquidity from our banking operations. During the first half of 2023, we have maintained a portion of the AFS securities portfolio in highly-liquid, short-term securities. This strategy enhances our interest rate sensitivity profile to the current rate environment and provides us with the flexibility to quickly redeploy these funds into higher-yielding assets as opportunities arise. The effective duration of AFS securities portfolio was 3.4 years at June 30, 2023 and 3.1 years at December 31, 2022.

At June 30, 2023, AFS and HTM investment securities were $2.01 billion and $1.74 billion, respectively, compared to $2.60 billion and $1.39 billion, respectively, at December 31, 2022. AFS securities are carried at fair value with unrealized gains or losses on these securities recognized in stockholders’ equity as accumulated other comprehensive income or loss. HTM securities are carried at amortized cost.

During the first half of 2023, the Company transferred approximately $410.7 million of AFS collateralized mortgage obligations to HTM securities. The Company intends and has the ability to hold the securities transferred to maturity. The transfer of these securities was accounted for at fair value on the transfer date. These collateralized mortgage obligations securities had a net carrying amount of $360.3 million with pre-tax unrealized losses of $50.4 million, which are accreted into interest income as yield adjustments through earnings over the remaining term of the securities. The amortization of the related net after-tax unrealized losses reported in accumulated other comprehensive loss offsets the effect on interest income for the accretion of the unrealized losses associated with the transferred securities. No gains or losses were recorded at the time of transfer. The AFS securities transferred to HTM were investment grade with no credit-related issues as of the transfer date. The transfer of AFS securities to HTM was part of our management strategy to limit interest rate impact to accumulated other comprehensive loss. See Note 4 – Investment Securities to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q.

The ACL on investment securities is determined for both the AFS and HTM classifications of the investment portfolio in accordance with ASC 326 and evaluated on a quarterly basis. As of June 30, 2023 and December 31, 2022, the Company had an ACL of $113,000 and $43,000, respectively, for HTM investment securities classified as municipal bonds. The Company recognized $114,000 of provision recapture for HTM investment securities during the three months ended June 30, 2023, and $184,000 and $68,000 of provision for credit losses for HTM investment securities during the three months ended March 31, 2023 and June 30, 2022, respectively. The Company recognized $70,000 and $87,000 of provision for credit losses for the six months ended June 30, 2023 and June 30, 2022, respectively. The Company had no ACL for AFS investment securities at June 30, 2023 and December 31, 2022.

The following table sets forth the fair value of AFS and the amortized cost of HTM investment securities as well as the weighted average yields on our investment security portfolio by contractual maturity as of the date indicated. Weighted average yields are an arithmetic computation of income within each maturity range based on the amortized costs of securities, not on a tax-equivalent basis.

	June 30, 2023
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Investment securities available-for-sale:
U.S. Treasury	$—	—%	$13,104	1.33%	$—	—%	$—	—%	$13,104	1.33%
Agency	16,989	3.30%	289,909	0.94%	88,101	1.43%	18,856	1.64%	413,855	1.18%
Corporate	—	—%	283,555	5.45%	214,564	3.17%	—	—%	498,119	4.34%
Collateralized mortgage obligations	15,441	0.66%	53,788	4.99%	170,373	3.09%	87,655	4.78%	327,257	3.72%
Mortgage-backed securities	27,663	3.14%	—	—%	438,835	1.16%	292,958	1.78%	759,456	1.47%
Total securities available-for-sale	60,093	2.55%	640,356	3.28%	911,873	2.02%	399,469	2.43%	2,011,791	2.47%
HTM investment securities:
Municipal bonds	$—	—%	$10,641	1.58%	$53,352	1.55%	$1,083,611	2.07%	$1,147,604	2.04%
Collateralized mortgage obligations	—	—%	132	5.56%	—	—%	349,196	4.18%	349,328	4.18%
Mortgage-backed securities	—	—%	—	—%	—	—%	224,470	1.77%	224,470	1.77%
Other	—	—%	—	—%	—	—%	16,315	2.84%	16,315	2.84%
Total HTM investment securities	$—	—%	$10,773	1.63%	$53,352	1.55%	$1,673,592	2.48%	$1,737,717	2.44%
Total securities	$60,093	2.55%	$651,129	3.26%	$965,225	1.99%	$2,073,061	2.47%	$3,749,508	2.46%

The following table presents the fair value of AFS and the amortized cost of HTM investment securities portfolios by Moody’s credit ratings at June 30, 2023.

(Dollars in thousands)	U.S. Treasury	Agency	Corporate Debt	Municipal Bonds	Collateralized Mortgage Obligations	Mortgage-backed Securities	Other	Total	%
Aaa - Aa3	$13,104	$413,855	$—	$1,147,604	$676,585	$983,926	$—	$3,235,074	86.3%
A1 - A3	—	—	195,134	—	—	—	—	195,134	5.2%
Baa1 - Baa3	—	—	302,985	—	—	—	16,315	319,300	8.5%
Total	$13,104	$413,855	$498,119	$1,147,604	$676,585	$983,926	$16,315	$3,749,508	100.0%

At June 30, 2023, 91.5% of the Company’s investment securities portfolio was rated “A1 - A3” or higher. We continue to monitor the quality of our investment securities portfolio in accordance with current financial conditions and economic environment.

Deposits.  At June 30, 2023, deposits totaled $16.54 billion, a decrease of $812.5 million, or 4.7%, from $17.35 billion at December 31, 2022. The decrease in deposits included decreases of $621.3 million in money market/savings, $410.9 million in noninterest-bearing checking, and $360.0 million in interest-bearing checking, partially offset by increases of $300.0 million in brokered certificates of deposit to provide additional liquidity and interest rate protection, and $279.6 million in retail certificates of deposit. The deposits decrease was largely driven by the industry-wide turmoil due to high profile bank failures experienced during the first half of 2023 and partially by clients redeploying funds into higher yielding alternatives.

At June 30, 2023, non-maturity deposits totaled $13.46 billion or 81.4% of total deposits, a decrease of $1.39 billion, or 9.4%, from December 31, 2022. The decrease from the prior year-end was attributable mostly to the Bank's branch-based deposits as well as Pacific Premier Trust deposits. The effort to manage the increase in our deposit costs, competition for deposits, and reduced funding needs all contributed to the non-maturity deposit decline in the rapidly rising rate environment. Our non-maturity deposits reflect our well-diversified and relationship-focused business model that has resulted in 35.7% of noninterest-bearing checking deposits as a percent of total deposits as of June 30, 2023.

The total end-of-period weighted average rate of deposits at June 30, 2023 was 1.40%, an increase from 0.79% at December 31, 2022, principally driven by higher pricing across all deposit categories and a greater mix of maturity deposits. At June 30, 2023, the end-of-period weighted average rate of non-maturity deposits was 0.78%, compared to 0.43% at December 31, 2022. While incorporating time deposits into our funding mix during the first half of 2023 will increase our deposit costs in the near term, we believe that locking in this longer-term funding ahead of the Federal Reserve’s anticipated additional interest rate increases will provide more funding flexibility and help us control our overall funding costs going forward. Given the rising interest rate environment, for the near term, it is likely that deposit costs will continue to increase and the deposit pricing impact may lead to deposit balance fluctuations.

As of June 30, 2023, no individual depositor represented more than 1.1% of our total deposits, and our top 50 depositors represented 8.8% of our total deposits.

Our ratio of loans held for investment to deposits was 82.3% and 84.6% at June 30, 2023 and December 31, 2022, respectively.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates as of the last day of each period for each category of deposits presented:

	June 30, 2023			December 31, 2022
(Dollars in thousands)	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
Noninterest-bearing checking	$5,895,975	35.7%	—%	$6,306,825	36.4%	—%
Interest-bearing deposits:
Interest-bearing checking	2,759,855	16.7%	1.21%	3,119,850	18.0%	0.63%
Money market	4,462,794	27.0%	1.49%	4,946,019	28.5%	0.85%
Savings	338,494	2.0%	0.13%	476,588	2.7%	0.49%
Total non-maturity deposits	13,457,118	81.4%	0.78%	14,849,282	85.6%	0.43%
Time deposit accounts:
Less than 1.00%	205,448	1.2%	0.18%	398,777	2.3%	0.15%
1.00 - 1.99	35,435	0.2%	1.60%	193,529	1.1%	1.78%
2.00 - 2.99	128,566	0.8%	2.68%	431,042	2.5%	2.47%
3.00 - 3.99	551,816	3.3%	3.47%	645,228	3.7%	3.44%
4.00 - 4.99	1,273,598	7.7%	4.40%	834,543	4.8%	4.42%
5.00 and greater	887,894	5.4%	5.29%	—	—%	—%
Total time deposit accounts	3,082,757	18.6%	4.10%	2,503,119	14.4%	2.95%
Total deposits	$16,539,875	100.0%	1.40%	$17,352,401	100.0%	0.79%

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Uninsured deposits	$6,034,981	$5,756,162

At June 30, 2023, the Company’s FDIC-insured deposits as a percentage of total deposits was 64%. Insured and collateralized deposits comprised 68% of total deposits at June 30, 2023, which includes federally-insured deposits, $612.1 million of collateralized municipal and tribal deposits, and $70.0 million of privately insured deposits.

The estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $417.3 million at June 30, 2023 and $382.0 million at December 31, 2022. The following table sets forth the maturity distribution of the estimated uninsured time deposits:

(Dollars in thousands)	June 30, 2023	December 31, 2022
3 months or less	$160,173	$199,742
Over 3 months through 6 months	145,827	109,659
Over 6 months through 12 months	83,653	50,707
Over 12 months	27,675	21,903
Total	$417,328	$382,011

Borrowings.  At June 30, 2023, total borrowings amounted to $1.13 billion, a decrease of $199.7 million, or 15.0%, from $1.33 billion at December 31, 2022. Total borrowings at June 30, 2023 were comprised of $800.0 million of FHLB term advances and $331.5 million of subordinated debentures. The decrease in borrowings at June 30, 2023 as compared to December 31, 2022 was primarily due to the maturity of $200.0 million in FHLB term advances during the first quarter of 2023, partially offset by the amortization of the subordinated debt issuance cost. At June 30, 2023, total borrowings represented 5.5% of total assets and had an end-of-period weighted average rate of 4.09%, compared with 6.1% of total assets and an end-of-period weighted average rate of 3.72% at December 31, 2022.

At June 30, 2023, total subordinated debentures were comprised of the following:

•Subordinated notes of $60.0 million at a fixed rate of 5.75% due September 3, 2024 (the “Notes I”) and a carrying value of $59.9 million, net of unamortized debt issuance cost of $150,000. Interest is payable semiannually at 5.75% per annum;
•Subordinated notes of $125.0 million at 4.875% fixed-to-floating rate due May 15, 2029 (the “Notes II”) and a carrying value of $123.5 million, net of unamortized debt issuance cost of $1.5 million. Interest is payable semiannually at an initial fixed rate of 4.875% per annum. From and including May 15, 2024, but excluding the maturity date or the date of earlier redemption, the Notes II will bear interest at a floating rate equal to three-month LIBOR plus a spread of 2.50% per annum, payable quarterly in arrears; and
•Subordinated notes of $150.0 million at 5.375% fixed-to-floating rate due June 15, 2030 (the “Notes III”) and a carrying value of $148.2 million, net of unamortized debt issuance cost of $1.8 million. Interest on the Notes III accrue at a rate equal to 5.375% per annum from and including June 15, 2020 to, but excluding, June 15, 2025, payable semiannually in arrears. From and including June 15, 2025 to, but excluding, June 15, 2030 or the earlier redemption date, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be three-month term SOFR, plus a spread of 517 basis points, payable quarterly in arrears.

For additional information about the subordinated debentures, see Note 8 – Subordinated Debentures to the consolidated financial statements in this Quarterly Report on Form 10-Q.

The following table sets forth certain information regarding the Company’s borrowed funds as of and during the periods indicated:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB advances	$800,000	3.59%	$1,000,000	3.19%
Subordinated debentures	331,523	5.31%	331,204	5.32%
Total borrowings	$1,131,523	4.09%	$1,331,204	3.72%

Weighted average cost of borrowings during the quarter	4.15%		3.62%
Borrowings as a percent of total assets	5.5%		6.1%

As of June 30, 2023, our unused borrowing capacity was $8.53 billion, which consisted of available lines of credit with FHLB and other correspondent banks as well as access through the Federal Reserve Bank's discount window and the Bank Term Funding Program. As a result of our proactive liquidity management, we were able to reduce FHLB borrowings by $200 million during the first quarter of 2023, and did not utilize either the Federal Reserve Bank's discount window or the Bank Term Funding Program.

The Company maintains additional sources of liquidity at the Corporation level. Our Corporation maintains a $25.0 million line of credit with U.S. Bank and had no outstanding balance against it at June 30, 2023 and December 31, 2022.

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

In addition to the interest payments on loans and investments as well as fees collected on the services we provide, our primary sources of funds generated during the first six months of 2023 were from:

•Principal payments on loans held for investment of $878.9 million; and
•Proceeds of $450.6 million from the sale, payment, or maturity of securities;

We used these funds to:

•Decrease deposits of $812.5 million;
•Purchase AFS securities of $224.3 million;
•Decrease FHLB borrowings of $200.0 million;
•Originate loans held for investment of $136.9 million; and
•Return capital to shareholders through $63.0 million in dividends.

Our most liquid assets are unrestricted cash, short-term investments, and unpledged AFS investment securities. The levels of these assets are dependent on our operating, lending, and investing activities during any given period. We endeavor to take a prudent, proactive approach to liquidity management, as evidenced by our balance-sheet-oriented initiatives throughout 2022 and the first half of 2023. At June 30, 2023, cash and cash equivalents totaled $1.46 billion. If additional liquidity is needed or otherwise desired as part of our liquidity management strategy, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve Board’s lending programs, brokered deposits, as well as loan and investment securities sales. As of June 30, 2023, the Bank had secured borrowing capacity with FHLB of $6.30 billion, of which $4.75 billion remained available for borrowing, based on collateral pledged of $8.14 billion at carrying value in qualifying loans, and we had $800.0 million in FHLB term borrowings. We also had a $1.35 billion line with the FRB discount window secured by investment securities, a $2.04 billion line with the FRB’s Bank Term Funding Program, unsecured lines of credit aggregating to $390.0 million with other correspondent banks from which to purchase federal funds, and AFS investment securities with the aggregate market value of $2.01 billion. Our unused borrowing capacity was $8.53 billion and the combined readily available liquidity with cash and cash equivalents of $1.46 billion was approximately $10 billion, with a coverage ratio of 186.7% to uninsured and uncollateralized deposits.

We believe our level of liquid assets is sufficient to meet current anticipated funding needs. As of June 30, 2023, our liquidity ratio was 20.8%, which is above the Company’s minimum policy requirement of 10.0%. The Company regularly monitors liquidity, models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

To the extent that 2023 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, FRB discount window and Bank Term Funding Program, unsecured lines of credit, or other sources.

The Bank maintains liquidity guidelines in the Company’s Liquidity Policy that permits the purchase of brokered deposit funds, in an amount not to exceed 15% of total deposits or 12% of total assets, as a secondary source for funding. At June 30, 2023, we had $1.72 billion in brokered deposits, which constituted 10.38% of total deposits and 8.27% of total assets at that date. During six months ended June 30, 2023, the Bank added approximately $300.1 million in brokered certificates of deposit and $279.6 million in retail certificates of deposit, which are part of the interest rate risk management strategy to bolster our liquidity position and provide greater balance sheet flexibility.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations. During the six months ended June 30, 2023, the Bank paid $136.4 million in dividends to the Corporation.

The Corporation maintains a line of credit of $25.0 million with U.S. Bank that will expire on September 26, 2023. The Corporation anticipates renewing the line of credit upon expiration. This line of credit provides an additional source of liquidity at the Corporation level. At June 30, 2023, the Corporation had no outstanding balances against this line.

During each of the first two quarters of 2023, the Corporation declared a quarterly dividend payment of $0.33 per share. On July 25, 2023, the Company's Board of Directors declared a $0.33 per share dividend, payable on August 14, 2023 to stockholders of record as of August 7, 2023. The Corporation’s Board of Directors periodically reviews whether to declare or pay cash dividends, taking into account, among other things, general business conditions, the Company’s financial results, future prospects, capital requirements, legal and regulatory restrictions, and such other factors as the Corporation’s Board of Directors may deem relevant.

On January 11, 2021, the Company’s Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock, representing approximately 5% of the Company’s issued and outstanding shares of common stock and approximately $150 million of common stock as of December 31, 2020 based on the closing price of the Company’s common stock on December 31, 2020. During the six months ended June 30, 2023, the Company did not repurchase any shares of common stock. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs. The following schedule summarizes maturities and principal payments due on our contractual obligations, excluding accrued interest:

	June 30, 2023
(Dollars in thousands)	Less than 1 year	More than 1 year	Total
FHLB advances and other borrowings	$400,000	$400,000	$800,000
Subordinated debentures	—	331,523	331,523
Certificates of deposit	2,771,019	311,738	3,082,757
Operating leases	19,444	39,601	59,045
Affordable housing partnerships commitment	10,769	11,663	22,432
Total contractual cash obligations	$3,201,232	$1,094,525	$4,295,757

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

	June 30, 2023
(Dollars in thousands)	Less than 1 year	More than 1 year	Total
Loan commitments to extend credit	$1,021,717	$1,134,934	$2,156,651
Standby letters of credit	45,996	—	45,996
Total	$1,067,713	$1,134,934	$2,202,647

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

Final comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III,” became effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital requirements, which fully phased in by January 1, 2019, in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At June 30, 2023, the Company and Bank are in compliance with the capital conservation buffer requirement and exceeded the minimum common equity Tier 1, Tier 1, and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.00%, 8.50%, and 10.50%, respectively, and the Bank qualified as “well capitalized” for purposes of the federal bank regulatory prompt corrective action regulations. The regulatory capital ratios of the Company and Bank further strengthened at June 30, 2023 compared to the capital ratios at December 31, 2022.

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

For regulatory capital purposes, the Corporation’s subordinated debt is included in Tier 2 capital, the eligible amount of which is phased out by 20% of the original amount at the beginning of each of the last five years before maturity. See Note 8 – Subordinated Debentures for additional information.

As defined in applicable regulations and set forth in the table below, the Corporation and the Bank continue to exceed the regulatory capital minimum requirements, and the Bank continues to exceed the “well capitalized” standards and the required conservation buffer at the dates indicated:

	Actual	Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer	Minimum Required For Well Capitalized Requirement
June 30, 2023
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	10.90%	4.00%	N/A
Common equity tier 1 capital ratio	14.34%	7.00%	N/A
Tier 1 capital ratio	14.34%	8.50%	N/A
Total capital ratio	17.24%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	12.15%	4.00%	5.00%
Common equity tier 1 capital ratio	15.99%	7.00%	6.50%
Tier 1 capital ratio	15.99%	8.50%	8.00%
Total capital ratio	17.05%	10.50%	10.00%

December 31, 2022
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	10.29%	4.00%	N/A
Common equity tier 1 capital ratio	12.99%	7.00%	N/A
Tier 1 capital ratio	12.99%	8.50%	N/A
Total capital ratio	15.53%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	11.80%	4.00%	5.00%
Common equity tier 1 capital ratio	14.89%	7.00%	6.50%
Tier 1 capital ratio	14.89%	8.50%	8.00%
Total capital ratio	15.74%	10.50%	10.00%

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

Management monitors asset and liability maturities and repricing characteristics on a regular basis and evaluates its interest rate risk as it relates to operational strategies. Management analyzes potential strategies for their impact on the interest rate risk profile. Each quarter the Board of Directors reviews the Bank’s asset/liability position, including simulations showing the impact on the Bank’s EVE in various interest rate scenarios. Interest rate moves, up or down, may subject the Bank to interest rate spread compression, which adversely impacts its net interest income. This is primarily due to the lag in repricing of the indices, to which adjustable rate loans and mortgage-backed securities are tied, as well as their repricing frequencies. Furthermore, large rate moves show the impact of interest rate caps and floors on adjustable rate transactions. This is partly offset by lags in repricing for deposit products. The extent of the interest rate spread compression depends on the direction and severity of interest rate moves and features in the Bank’s product portfolios.

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

The following table shows the projected NII and net interest margin of the Company at June 30, 2023 and December 31, 2022, assuming instantaneous parallel interest rate shifts in the first month of the following quarter:

June 30, 2023
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
300	675,105	31,909	5.0	3.63
200	666,471	23,275	3.6	3.59
100	656,083	12,887	2.0	3.53
Static	643,196	—	—	3.46
-100	618,996	(24,200)	(3.8)	3.33
-200	584,096	(59,100)	(9.2)	3.14
-300	545,961	(97,235)	(15.1)	2.94

December 31, 2022
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
200	787,390	32,342	4.3	4.03
100	772,657	17,609	2.3	3.95
Static	755,048	—	—	3.86
-100	727,456	(27,592)	(3.7)	3.72
-200	681,562	(73,486)	(9.7)	3.49

The following table shows the EVE and projected change in the EVE of the Company at June 30, 2023 and December 31, 2022, assuming instantaneous parallel interest rate shifts in the first month of the following quarter:

June 30, 2023
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
300	3,350,239	4,231	0.1	18.91
200	3,404,404	58,396	1.7	18.63
100	3,403,798	57,790	1.7	18.05
Static	3,346,008	—	—	17.19
-100	3,228,440	(117,568)	(3.5)	16.07
-200	3,038,813	(307,195)	(9.2)	14.66
-300	2,779,059	(566,949)	(16.9)	13.00

December 31, 2022
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
200	3,910,396	9,655	0.2	20.39
100	3,949,678	48,937	1.3	19.95
Static	3,900,741	—	—	19.09
-100	3,770,385	(130,356)	(3.3)	17.88
-200	3,554,253	(346,488)	(8.9)	16.34

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in legal proceedings occurring in the ordinary course of business. Management believes that none of the legal proceedings occurring in the ordinary course of business, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

Item 1A.  Risk Factors

The section titled Risk Factors in Part I, Item 1A of our 2022 Form 10-K included a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in the Company. There are no material changes to our risk factors as previously described under Item 1A of our 2022 Form 10-K and our Form 10-Q for the first quarter of 2023.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 11, 2021, the Company’s Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock. The stock repurchase program may be limited or terminated at any time without notice. During the second quarter of 2023, the Company did not repurchase any shares of common stock.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the second quarter of 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 to April 30, 2023	—	$—	—	4,245,056
May 1, 2023 to May 31, 2023	—	—	—	4,245,056
June 1, 2023 to June 30, 2023	—	—	—	4,245,056
Total	—		—
Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2023, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6.  Exhibits

Exhibit 3.1	Second Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc. (1)
Exhibit 3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (1)
Exhibit 4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (2)
Exhibit 4.2	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the SEC upon request.
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page of Pacific Premier Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (contained in Exhibit 101)

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

PACIFIC PREMIER BANCORP, INC.,

Date:	July 28, 2023	By:	/s/ Steven R. Gardner
Steven R. Gardner
Chairman, Chief Executive Officer, and President
(Principal Executive Officer)

Date:	July 28, 2023	By:	/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)