Form 10-Q
period 2023-09-30
PACIFIC PREMIER BANCORP INC
filed 2023-10-26
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
The number of shares outstanding of the registrant’s common stock as of October 20, 2023 was 95,899,972.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except par value and share data)	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$153,976	$135,207
Interest-bearing deposits with financial institutions	1,246,300	966,042
Cash and cash equivalents	1,400,276	1,101,249
Interest-bearing time deposits with financial institutions	1,242	1,734
Investments securities held-to-maturity, at amortized cost, net of allowance for credit losses of $128 and $43 (fair value of $1,354,434 and $1,097,096) at September 30, 2023 and December 31, 2022, respectively	1,737,866	1,388,103
Investment securities available-for-sale, at fair value	1,914,599	2,601,013
FHLB, FRB, and other stock	105,505	119,918
Loans held for sale, at lower of cost or fair value	641	2,643
Loans held for investment	13,270,120	14,676,298
Allowance for credit losses	(188,098)	(195,651)
Loans held for investment, net	13,082,022	14,480,647
Accrued interest receivable	68,131	73,784
Other real estate owned	450	—
Premises and equipment, net	59,396	64,543
Deferred income taxes, net	192,208	183,602
Bank owned life insurance	468,191	460,010
Intangible assets	46,307	55,588
Goodwill	901,312	901,312
Other assets	297,574	253,871
Total assets	$20,275,720	$21,688,017
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$5,782,305	$6,306,825
Interest-bearing:
Checking	2,598,449	3,119,850
Money market/savings	4,873,582	5,422,607
Retail certificates of deposit	1,525,919	1,086,423
Wholesale/brokered certificates of deposit	1,227,192	1,416,696
Total interest-bearing	10,225,142	11,045,576
Total deposits	16,007,447	17,352,401
FHLB advances and other borrowings	800,000	1,000,000
Subordinated debentures	331,682	331,204
Accrued expenses and other liabilities	281,057	206,023
Total liabilities	17,420,186	18,889,628
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at September 30, 2023 and December 31, 2022; 95,900,847 shares and 95,021,760 shares issued and outstanding, respectively	937	933
Additional paid-in capital	2,371,941	2,362,663
Retained earnings	771,285	700,040
Accumulated other comprehensive loss	(288,629)	(265,247)
Total stockholders’ equity	2,855,534	2,798,389
Total liabilities and stockholders’ equity	$20,275,720	$21,688,017
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands, except share data)	2023	2022	2023	2022
INTEREST INCOME
Loans	$177,032	$174,204	$540,842	$489,263
Investment securities and other interest-earning assets	47,030	24,821	129,951	61,534
Total interest income	224,062	199,025	670,793	550,797
INTEREST EXPENSE
Deposits	62,718	9,873	156,532	14,228
FHLB advances and other borrowings	7,235	3,480	22,328	7,171
Subordinated debentures	4,561	4,560	13,683	13,682
Total interest expense	74,514	17,913	192,543	35,081
Net interest income before provision for credit losses	149,548	181,112	478,250	515,716
Provision for credit losses	3,918	1,077	8,433	1,994
Net interest income after provision for credit losses	145,630	180,035	469,817	513,722
NONINTEREST INCOME
Loan servicing income	533	397	1,599	1,318
Service charges on deposit accounts	2,673	2,704	7,972	8,009
Other service fee income	280	323	891	1,056
Debit card interchange fee income	924	808	2,641	2,580
Earnings on bank owned life insurance	3,579	3,339	10,440	9,800
Net gain from sales of loans	45	457	419	3,087
Net (loss) gain from sales of investment securities	—	(393)	138	1,710
Trust custodial account fees	9,356	9,951	29,741	31,884
Escrow and exchange fees	938	1,555	2,920	5,043
Other income	223	1,023	3,515	3,764
Total noninterest income	18,551	20,164	60,276	68,251
NONINTEREST EXPENSE
Compensation and benefits	54,068	56,355	161,785	170,898
Premises and occupancy	11,382	12,011	34,739	35,792
Data processing	7,517	7,058	22,270	19,658
Other real estate owned operations, net	(4)	—	112	—
FDIC insurance premiums	2,324	1,461	7,106	4,309
Legal and professional services	4,243	4,075	14,460	12,772
Marketing expense	1,635	1,912	5,352	5,647
Office expense	1,079	1,338	3,591	3,793
Loan expense	476	789	1,689	3,067
Deposit expense	10,811	4,846	28,441	12,678
Amortization of intangible assets	3,055	3,472	9,281	10,543
Other expense	5,599	7,549	15,355	18,331
Total noninterest expense	102,185	100,866	304,181	297,488
Net income before income taxes	61,996	99,333	225,912	284,485
Income tax expense	15,966	25,970	59,684	74,415
Net income	$46,030	$73,363	$166,228	$210,070
EARNINGS PER SHARE
Basic	$0.48	$0.77	$1.74	$2.22
Diluted	0.48	0.77	1.74	2.21
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	94,189,844	93,793,502	94,072,463	93,687,230
Diluted	94,283,008	94,120,637	94,214,846	94,055,116

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2023	2022	2023	2022
Net income	$46,030	$73,363	$166,228	$210,070
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on securities available-for-sale, net of income taxes (1)	(15,684)	(68,070)	5,166	(227,135)
Reclassification adjustment for net loss (gain) on sales of securities included in net income, net of income taxes (2)	—	281	(99)	(1,222)
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of income taxes (3)	—	—	(36,076)	(47,884)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of income taxes (4)	2,522	1,694	7,627	2,990
Other comprehensive loss, net of tax	(13,162)	(66,095)	(23,382)	(273,251)
Comprehensive income (loss), net of tax	$32,868	$7,268	$142,846	$(63,181)
______________________________
(1) Income tax (benefit) expense of the unrealized (loss) gain on securities was $(6.2) million and $(27.2) million for the three months ended September 30, 2023 and 2022, respectively, and $2.0 million and $(90.7) million for the nine months ended September 30, 2023 and 2022, respectively.
(2) Income tax (benefit) expense on the reclassification adjustment for net loss (gain) on sales of securities included in net income was $0 and $(112,000) for the three months ended September 30, 2023 and 2022, respectively, and $39,000 and $488,000 for the nine months ended September 30, 2023 and 2022, respectively.
(3) Income tax (benefit) expense on the unrealized loss on securities transferred from available-for-sale to held-to-maturity was $0 and $0 for the three months ended September 30, 2023 and 2022, respectively, and $(14.3) million and $(19.1) million for the nine months ended September 30, 2023 and 2022, respectively.
(4) Income tax expense on the amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity included in net income was $1.0 million and $677,000 for the three months ended September 30, 2023 and 2022, respectively, and $3.0 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2023
(Unaudited)

(Dollars in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2022	95,021,760	$933	$2,362,663	$700,040	$(265,247)	$2,798,389
Net income	—	—	—	166,228	—	166,228
Other comprehensive loss	—	—	—	—	(23,382)	(23,382)
Cash dividends declared ($0.99 per common share)	—	—	—	(94,616)	—	(94,616)
Dividend equivalents declared ($0.99 per restricted stock unit)	—	—	367	(367)	—	—
Share-based compensation expense	—	—	14,622	—	—	14,622
Issuance of restricted stock, net	1,085,234	4	(4)	—	—	—
Restricted stock surrendered and canceled	(221,617)	—	(5,953)	—	—	(5,953)
Exercise of stock options	15,470	—	246	—	—	246
Balance at September 30, 2023	95,900,847	$937	$2,371,941	$771,285	$(288,629)	$2,855,534

Balance at June 30, 2023	95,906,217	$937	$2,366,639	$757,025	$(275,467)	$2,849,134
Net income	—	—	—	46,030	—	46,030
Other comprehensive loss	—	—	—	—	(13,162)	(13,162)
Cash dividends declared ($0.33 per common share)	—	—	—	(31,647)	—	(31,647)
Dividend equivalents declared ($0.33 per restricted stock unit)	—	—	123	(123)	—	—
Share-based compensation expense	—	—	5,350	—	—	5,350
Issuance of restricted stock, net	11,161	—	—	—	—	—
Restricted stock surrendered and canceled	(16,531)	—	(171)	—	—	(171)
Exercise of stock options	—	—	—	—	—	—
Balance at September 30, 2023	95,900,847	$937	$2,371,941	$771,285	$(288,629)	$2,855,534

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

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$166,228	$210,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	10,617	11,164
Provision for credit losses	8,433	1,994
Share-based compensation expense	14,622	14,171
Loss on sales and disposals of premises and equipment	131	54
Net gain on sales of other real estate owned	(106)	—
Net amortization on securities	11,244	14,127
Net accretion of discounts/premiums for acquired loans and deferred loan fees/costs	(11,573)	(22,328)
Net gain on sales of investment securities available-for-sale	(138)	(1,710)
Net gain on sales of loans	(419)	(3,087)
Deferred income tax expense	677	5,561
Income from bank owned life insurance, net	(8,453)	(7,949)
Amortization of intangible assets	9,281	10,543
Origination of loans held for sale	(1,370)	(57,685)
Proceeds from the sales of and principal payments from loans held for sale	2,085	69,478
Change in accrued expenses and other liabilities, net	78,202	6,075
Change in accrued interest receivable and other assets, net	(10,970)	82,719
Net cash provided by operating activities	268,491	333,197
Cash flows from investing activities:
Net decrease in interest-bearing time deposits with financial institutions	492	483
Proceeds from sales of other real estate owned	3,307	—
Loan originations and payments, net	1,330,911	(664,678)
Proceeds from loans held for sale previously classified as loans held for investment	84,472	—
Purchase of loans held for investment	—	(797)
Purchase of securities held-to-maturity	(21,357)	—
Proceeds from prepayments and maturities of securities held-to-maturity	35,748	15,570
Purchase of securities available-for-sale	(224,347)	(986,997)
Proceeds from prepayments and maturities of securities available-for-sale	198,433	248,629
Proceeds from sales of securities available-for-sale	304,320	936,413
Proceeds from the sales of premises and equipment	3	—
Proceeds from surrender of bank owned life insurance	272	—
Purchase of premises and equipment	(5,604)	(4,961)
Change in FHLB, FRB, and other stock	1,784	(2,321)
Funding of Community Reinvestment Act (“CRA”) investments, net	(32,621)	(10,910)
Net cash provided by (used in) investing activities	1,675,813	(469,569)
Cash flows from financing activities:
Net (decrease) increase in deposit accounts	$(1,344,954)	$630,785
Net change in short-term borrowings	(200,000)	(358,000)
Proceeds from long-term borrowings	—	400,000
Cash dividends paid	(94,616)	(93,806)
Proceeds from exercise of stock options	246	759
Restricted stock surrendered and canceled	(5,953)	(8,858)
Net cash (used in) provided by financing activities	(1,645,277)	570,880
Net increase in cash and cash equivalents	299,027	434,508
Cash and cash equivalents, beginning of period	1,101,249	304,703
Cash and cash equivalents, end of period	$1,400,276	$739,211

Supplemental cash flow disclosures:
Interest paid	$177,393	$28,638
Income taxes paid, net	1,610	47,932
Noncash investing activities during the period:
Transfers from loans held for investment to loans held for sale	84,993	—
Transfers from loans held for sale to loans held for investment	2,227	—
Other real estate owned transferred from loans held for investment	7,336	—
Transfers of investment securities from available-for-sale to held-to-maturity	360,347	1,019,472
Transfers of CRA investment securities from FHLB, FRB, and other stock to other assets	12,601	—
Recognition of operating lease right-of-use assets	(4,259)	(1,183)
Recognition of operating lease liabilities	4,336	1,183

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements reflect all normal recurring adjustments and accruals that are necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods presented. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2023.

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

Note 2 – Recently Issued Accounting Pronouncements

Accounting Standards Adopted in 2023

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. The FASB issued this Update in response to feedback the FASB received from various stakeholders in its post-implementation review process related to the issuance of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was effective for the Company on January 1, 2020. The amendments in this Update include the elimination of accounting guidance for troubled debt restructurings (“TDRs”) in Subtopic 310-40 - Receivables - Troubled Debt Restructurings by Creditors, and introduce new disclosures and enhance existing disclosures concerning certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. Under the provisions of this Update, an entity must determine whether a modification results in a new loan or the continuation of an existing loan. Further, the amendments in this Update require that a public business entity disclose current period gross charge-offs on financing receivables within the scope of ASC 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost, by year of origination and class of financing receivable. The amendments in this Update became effective for the Company on January 1, 2023 for all interim and annual periods. The adoption of the provisions in this Update are applied prospectively and have resulted in additional disclosures concerning modifications of loans to borrowers experiencing financial difficulty, as well as disaggregated disclosure of charge-offs on loans. Please also see Note 5 – Loans Held for Investment for added disclosure concerning modifications of loans to borrowers experiencing financial difficulty, as well as current period gross charge-offs on loans by year of origination and loan classification.

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

Note 4 – Investment Securities

The amortized cost and estimated fair value of available-for-sale (“AFS”) investment securities were as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
AFS investment securities:
September 30, 2023
U.S. Treasury	$14,947	$—	$(2,033)	$12,914
Agency	457,694	—	(52,180)	405,514
Corporate	560,873	57	(56,122)	504,808
Collateralized mortgage obligations	337,195	—	(32,865)	304,330
Mortgage-backed securities	840,545	—	(153,512)	687,033
Total AFS investment securities	$2,211,254	$57	$(296,712)	$1,914,599

December 31, 2022
U.S. Treasury	$49,156	$—	$(2,139)	$47,017
Agency	485,331	—	(53,893)	431,438
Corporate	586,652	—	(44,104)	542,548
Collateralized mortgage obligations	829,928	—	(65,699)	764,229
Mortgage-backed securities	953,678	—	(137,897)	815,781
Total AFS investment securities	$2,904,745	$—	$(303,732)	$2,601,013

The carrying amount and estimated fair value of held-to-maturity (“HTM”) investment securities were as follows:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Gain	Gross Unrecognized Loss	Estimated Fair Value
HTM investment securities:
September 30, 2023
Municipal bonds	$1,146,583	$(128)	$1,146,455	$—	$(321,595)	$824,860
Collateralized mortgage obligations	341,238	—	341,238	1,064	(17,902)	324,400
Mortgage-backed securities	233,881	—	233,881	—	(44,999)	188,882
Other	16,292	—	16,292	—	—	16,292
Total HTM investment securities	$1,737,994	$(128)	$1,737,866	$1,064	$(384,496)	$1,354,434

December 31, 2022
Municipal bonds	$1,148,055	$(43)	$1,148,012	$44	$(257,430)	$890,626
Mortgage-backed securities	231,692	—	231,692	—	(33,621)	198,071
Other	8,399	—	8,399	—	—	8,399
Total HTM investment securities	$1,388,146	$(43)	$1,388,103	$44	$(291,051)	$1,097,096
The Company reassesses classification of certain investments as part of the ongoing review of the investment securities portfolio. During the first nine months of 2023, the Company transferred $410.7 million of AFS collateralized mortgage obligations to HTM securities. The Company intends and has the ability to hold the securities transferred to maturity. The transfer of these securities was accounted for at fair value on the transfer date. These collateralized mortgage obligations securities had a net carrying amount of $360.3 million with a pre-tax unrealized loss of $50.4 million, which are accreted into interest income as yield adjustments over the remaining term of the securities. No gains or losses were recorded at the time of transfer.

During the first nine months of 2022, the Company transferred an AFS municipal bond portfolio of $831.4 million and mortgage-backed securities of $255.0 million to HTM securities. The Company intends and has the ability to hold the securities transferred to maturity. The transfer of these securities was accounted for at fair value on the transfer date. The municipal bonds had a net carrying amount of $780.7 million with a pre-tax unrealized loss of $50.8 million, and the mortgage-backed securities had a net carrying amount of $238.8 million with a pre-tax unrealized loss of $16.2 million, both of which are accreted into interest income as yield adjustments over the remaining term of the securities. No gains or losses were recorded at the time of transfer.
Investment securities with carrying values of $3.59 billion and $195.6 million as of September 30, 2023 and December 31, 2022, respectively, were pledged to other borrowings, secure public deposits, and for other purposes as required or permitted by law. The increase in the investment securities pledged during the first nine months of 2023 was primarily due to the additional investment securities with carrying values of $1.66 billion pledged to the Federal Reserve's discount window and $1.73 billion pledged to the Federal Reserve's new Bank Term Funding Program launched in March 2023 to increase the Company’s access to funding and provide liquidity.

Unrealized Gains and Losses

Unrealized gains and losses on AFS investment securities, net of tax, are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At September 30, 2023, the Company had a net unrealized loss on AFS investment securities of $296.7 million, or $212.3 million net of tax in accumulated other comprehensive loss, compared to a net unrealized loss of $303.7 million, or $217.4 million net of tax in accumulated other comprehensive loss, at December 31, 2022.

For investment securities transferred from AFS to HTM, the net after-tax unrealized gains and losses at the date of transfer continue to be reported in stockholders’ equity as accumulated other comprehensive loss and are amortized over the remaining lives of the securities as an adjustment of yield in a manner consistent with the amortization of a premium or discount, with an offsetting entry to interest income for the accretion of the unrealized loss associated with the transferred securities. At September 30, 2023, the unrealized loss on investment securities transferred from AFS to HTM was $106.6 million, or $76.3 million net of tax in accumulated other comprehensive loss.

The table below summarizes the number, fair value, and gross unrealized holding losses of the Company’s AFS investment securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of the dates indicated, aggregated by investment category and length of time in a continuous loss position.

	September 30, 2023
	Less than 12 Months			12 Months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
AFS investment securities:
U.S. Treasury	—	$—	$—	1	$12,914	$(2,033)	1	$12,914	$(2,033)
Agency	—	—	—	40	405,514	(52,180)	40	405,514	(52,180)
Corporate	1	16,623	(3,377)	51	473,191	(52,745)	52	489,814	(56,122)
Collateralized mortgage obligations	1	4,786	(61)	49	299,544	(32,804)	50	304,330	(32,865)
Mortgage-backed securities.	—	—	—	79	687,033	(153,512)	79	687,033	(153,512)
Total AFS investment securities	2	$21,409	$(3,438)	220	$1,878,196	$(293,274)	222	$1,899,605	$(296,712)

	December 31, 2022
	Less than 12 Months			12 Months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
AFS investment securities:
U.S. Treasury	5	$33,982	$(237)	1	$13,036	$(1,902)	6	$47,018	$(2,139)
Agency	8	79,895	(1,265)	35	351,543	(52,628)	43	431,438	(53,893)
Corporate	35	327,984	(20,840)	21	214,565	(23,264)	56	542,549	(44,104)
Collateralized mortgage obligations	41	522,955	(33,318)	40	241,229	(32,381)	81	764,184	(65,699)
Mortgage-backed securities	13	91,762	(6,987)	68	724,019	(130,910)	81	815,781	(137,897)
Total AFS investment securities	102	$1,056,578	$(62,647)	165	$1,544,392	$(241,085)	267	$2,600,970	$(303,732)

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

The ACL for HTM investment securities is estimated on a collective basis, based on shared risk characteristics, and is determined at the individual security level when the Company deems a security to no longer possess shared risk characteristics. Credit losses on HTM investment securities are representative of the amount needed to reduce the amortized cost basis to reflect the net amount expected to be collected.

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

For additional information concerning allowance for credit losses on investment securities, refer to Note 1 - Description of Business and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2022 Form 10-K.

At September 30, 2023 and December 31, 2022, the Company had an ACL of $128,000 and $43,000, respectively, for HTM investment securities classified as municipal bonds. The following table presents a rollforward by major security type of the ACL on the Company's HTM debt securities as of and for the periods indicated:

	Three Months Ended September 30, 2023
(Dollars in thousands)	Balance, June 30, 2023	Provision for Credit Losses	Balance, September 30, 2023
HTM investment securities:
Municipal bonds	$113	$15	$128

	Three Months Ended September 30, 2022
(Dollars in thousands)	Balance, June 30, 2022	Provision for Credit Losses	Balance, September 30, 2022
HTM investment securities:
Municipal bonds	$109	$(18)	$91

	Nine Months Ended September 30, 2023
(Dollars in thousands)	Balance, December 31, 2022	Provision for Credit Losses	Balance, September 30, 2023
HTM investment securities:
Municipal bonds	$43	$85	$128

	Nine Months Ended September 30, 2022
(Dollars in thousands)	Balance, December 31, 2021	Provision for Credit Losses	Balance, September 30, 2022
HTM investment securities:
Municipal bonds	$22	$69	$91

The Company had no ACL for AFS investment securities at September 30, 2023 and December 31, 2022. The Company performed a qualitative assessment of these investments as of September 30, 2023 and determined that the decrease in unrealized losses was the result of general market conditions, including changes in interest rates driven by the Federal Reserve’s policy to reduce levels of inflation, and does not believe the declines in fair value were credit related. As of September 30, 2023, the Company had not recorded credit losses on AFS securities that were in an unrealized loss position due to the high quality of the investments, with investment grade ratings, and many of them issued by U.S. government agencies. As of September 30, 2023, 74% of our AFS securities were U.S. Treasury, U.S. government agency, and U.S. government-sponsored enterprise securities. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. It is more likely than not that the Company will not be required to sell the securities prior to their anticipated recoveries, and at this time the Company does not intend to sell these securities. There was no provision for credit losses recognized for AFS investment securities during the three and nine months ended September 30, 2023 and 2022.

At September 30, 2023 and December 31, 2022, there were no AFS or HTM securities in nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. At September 30, 2023 and December 31, 2022, there were no securities purchased with deterioration in credit quality since their origination. At September 30, 2023 and December 31, 2022, there were no collateral dependent AFS or HTM securities.

Realized Gains and Losses

The following table presents the amortized cost of securities sold with related gross realized gains and losses, as well as net realized gains or losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2023	2022	2023	2022
Amortized cost of AFS investment securities sold	$—	$231,076	$304,182	$934,703

Gross realized gains	$—	$—	$986	$13,645
Gross realized (losses)	—	(393)	(848)	(11,935)
Net realized (losses) gains on sales of AFS investment securities	$—	$(393)	$138	$1,710

Contractual Maturities

The amortized cost and estimated fair value of investment securities at September 30, 2023, by contractual maturity, are shown in the table below.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS investment securities:
U.S. Treasury	$—	$—	$14,947	$12,914	$—	$—	$—	$—	$14,947	$12,914
Agency	80,578	78,561	245,493	224,454	106,631	84,760	24,992	17,739	457,694	405,514
Corporate	13,000	12,974	275,068	270,367	272,805	221,467	—	—	560,873	504,808
Collateralized mortgage obligations	—	—	57,210	56,349	187,343	162,195	92,642	85,786	337,195	304,330
Mortgage-backed securities	5,596	5,538	—	—	483,857	410,229	351,092	271,266	840,545	687,033
Total AFS investment securities	99,174	97,073	592,718	564,084	1,050,636	878,651	468,726	374,791	2,211,254	1,914,599
HTM investment securities:
Municipal bonds	—	—	26,176	23,682	37,903	32,366	1,082,504	768,812	1,146,583	824,860
Collateralized mortgage obligations	—	—	116	116	—	—	341,122	324,284	341,238	324,400
Mortgage-backed securities	—	—	—	—	3,489	3,395	230,392	185,487	233,881	188,882
Other	—	—	—	—	—	—	16,292	16,292	16,292	16,292
Total HTM investment securities	—	—	26,292	23,798	41,392	35,761	1,670,310	1,294,875	1,737,994	1,354,434
Total investment securities	$99,174	$97,073	$619,010	$587,882	$1,092,028	$914,412	$2,139,036	$1,669,666	$3,949,248	$3,269,033

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

The following table presents the composition of the loan portfolio for the periods indicated:

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Investor loans secured by real estate
CRE non-owner-occupied	$2,514,056	$2,660,321
Multifamily	5,719,210	6,112,026
Construction and land	444,576	399,034
SBA secured by real estate	37,754	42,135
Total investor loans secured by real estate	8,715,596	9,213,516
Business loans secured by real estate
CRE owner-occupied	2,228,802	2,432,163
Franchise real estate secured	313,451	378,057
SBA secured by real estate	53,668	61,368
Total business loans secured by real estate	2,595,921	2,871,588
Commercial loans
Commercial and industrial	1,588,771	2,160,948
Franchise non-real estate secured	335,053	404,791
SBA non-real estate secured	10,667	11,100
Total commercial loans	1,934,491	2,576,839
Retail loans
Single family residential	70,984	72,997
Consumer	1,958	3,284
Total retail loans	72,942	76,281
Loans held for investment before basis adjustment (1)	13,318,950	14,738,224
Basis adjustment associated with fair value hedge (2)	(48,830)	(61,926)
Loans held for investment	13,270,120	14,676,298
Allowance for credit losses for loans held for investment	(188,098)	(195,651)
Loans held for investment, net	$13,082,022	$14,480,647

Total unfunded loan commitments	$2,110,565	$2,489,203
Loans held for sale, at lower of cost or fair value	641	2,643
______________________________
(1) Includes net deferred origination costs (fees) of $451,000 and $(1.9) million, and unaccreted fair value net purchase discounts of $46.2 million and $54.8 million as of September 30, 2023 and December 31, 2022, respectively.
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

Loans Serviced for Others and Loan Securitization

The Company generally retains the servicing rights of the guaranteed portion of SBA loans sold, for which the Company initially records a servicing asset at fair value within its other assets category. Servicing assets are subsequently measured using the amortization method and amortized to noninterest income. At September 30, 2023 and December 31, 2022, the servicing assets totaled $2.0 million and $3.0 million, respectively, and were included in other assets in the Company’s consolidated statement of financial condition. Servicing assets are evaluated for impairment based upon the fair value of the servicing rights as compared to carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. At September 30, 2023 and December 31, 2022, the Company determined that no valuation allowance was necessary.

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

To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse Freddie Mac for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date of December 23, 2016. The liability recorded for Company’s exposure to the reimbursement agreement with Freddie Mac was $334,000 as of September 30, 2023 and December 31, 2022.

Loans sold and serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans and participations serviced for others was $406.0 million at September 30, 2023 and $463.4 million at December 31, 2022, respectively. Included in those totals are multifamily loans transferred through securitization with Freddie Mac of $50.8 million and $54.2 million at September 30, 2023 and December 31, 2022, respectively, and SBA participations serviced for others of $272.5 million and $315.3 million at September 30, 2023 and December 31, 2022, respectively.

Concentration of Credit Risk

As of September 30, 2023, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located predominately in California. The Company’s loan portfolio contains concentrations of credit in multifamily, CRE non-owner-occupied, CRE owner-occupied, and C&I business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and diversifies its loan portfolio through loan originations, purchases, and sales to meet approved concentration levels.

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus, and likewise in excess of 15% of the Bank’s unimpaired capital plus surplus for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $825.8 million for secured loans and $495.5 million for unsecured loans at September 30, 2023. In order to manage concentration risk, the Bank maintains a house lending limit well below these statutory maximums. At September 30, 2023, the Bank’s largest aggregate outstanding balance of loans to one borrower was $169.2 million secured by multifamily properties.

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

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as well as the gross charge-offs on a year-to-date basis by year of origination as of September 30, 2023:

	Term Loans by Vintage
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term During the Period	Total
September 30, 2023
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$67,798	$506,175	$568,747	$194,206	$317,648	$820,980	$—	$—	$2,475,554
Special mention	—	3,829	2,550	—	—	626	—	—	7,005
Substandard	—	425	—	—	—	31,072	—	—	31,497
Multifamily
Pass	79,680	1,199,616	2,076,199	733,724	841,189	776,086	—	—	5,706,494
Special mention	—	—	—	—	—	234	—	—	234
Substandard	—	—	—	—	12,482	—	—	—	12,482
Construction and land
Pass	50,005	270,767	113,473	2,215	4,585	3,531	—	—	444,576
SBA secured by real estate
Pass	—	6,500	130	493	4,814	17,406	—	—	29,343
Substandard	—	—	—	—	535	7,876	—	—	8,411
Total investor loans secured by real estate	197,483	1,987,312	2,761,099	930,638	1,181,253	1,657,811	—	—	8,715,596
Current period gross charge-offs	—	—	217	—	—	2,838	—	—	3,055
Business loans secured by real estate
CRE owner-occupied
Pass	16,141	558,149	672,134	228,971	219,389	471,819	919	—	2,167,522
Special mention	—	15,406	—	—	4,062	15,343	—	—	34,811
Substandard	—	10,270	2,178	4,131	324	9,566	—	—	26,469
Franchise real estate secured
Pass	10,650	39,567	126,459	26,929	16,453	74,462	—	—	294,520
Special mention	—	7,635	3,793	—	809	1,634	—	—	13,871
Substandard	—	943	—	—	3,824	293	—	—	5,060
SBA secured by real estate
Pass	114	9,375	7,944	2,127	4,124	24,050	—	—	47,734
Special mention	—	535	—	—	—	84	—	—	619
Substandard	—	—	—	—	—	5,315	—	—	5,315
Total loans secured by business real estate	26,905	641,880	812,508	262,158	248,985	602,566	919	—	2,595,921
Current period gross charge-offs	—	—	318	191	—	1,861	—	—	2,370
Commercial loans
Commercial and industrial
Pass	46,478	188,940	177,244	45,146	115,645	155,222	711,808	5,343	1,445,826
Special mention	—	28,423	12,402	155	27	2,163	58,905	77	102,152
Substandard	—	6,795	2,931	642	179	1,184	11,093	13,000	35,824
Doubtful	—	4,187	—	—	—	—	—	782	4,969

	Term Loans by Vintage
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term During the Period	Total
September 30, 2023
Franchise non-real estate secured
Pass	$6,963	$76,818	$116,268	$16,897	$36,419	$58,279	$—	$774	$312,418
Special mention	442	866	1,702	—	651	735	—	—	4,396
Substandard	—	2,914	338	2,517	10,875	1,595	—	—	18,239
SBA non-real estate secured
Pass	508	4,559	347	116	1,518	2,628	—	—	9,676
Substandard	—	538	—	144	55	254	—	—	991
Total commercial loans	54,391	314,040	311,232	65,617	165,369	222,060	781,806	19,976	1,934,491
Current period gross charge-offs	56	3,003	62	5	356	37	4,779	503	8,801
Retail loans
Single family residential
Pass	20	—	—	170	—	44,607	26,186	—	70,983
Substandard	—	—	—	—	—	1	—	—	1
Consumer loans
Pass	—	—	3	11	7	808	1,129	—	1,958
Total retail loans	20	—	3	181	7	45,416	27,315	—	72,942
Current period gross charge-offs	—	—	—	—	—	983	2	—	985
Loans held for investment before basis adjustment (1)	$278,799	$2,943,232	$3,884,842	$1,258,594	$1,595,614	$2,527,853	$810,040	$19,976	$13,318,950
Total current period gross charge-offs	56	3,003	597	196	356	5,719	4,781	503	15,211
______________________________
(1) Excludes the basis adjustment of $48.8 million to the carrying amount of certain loans included in fair value hedging relationships. Refer to Note 11 – Derivative Instruments for additional information.

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as of December 31, 2022:

	Term Loans by Vintage
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2022
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$523,895	$607,153	$208,760	$347,889	$308,317	$651,593	$—	$—	$2,647,607
Special mention	—	—	—	—	7,487	—	—	—	7,487
Substandard	—	—	—	—	194	4,570	—	463	5,227
Multifamily
Pass	1,230,359	2,187,255	786,436	889,737	263,241	732,808	—	—	6,089,836
Special mention	—	—	—	12,667	—	—	—	—	12,667
Substandard	—	6,057	—	2,723	—	743	—	—	9,523
Construction and land
Pass	187,567	154,231	38,760	9,615	1,843	7,018	—	—	399,034

	Term Loans by Vintage
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2022
SBA secured by real estate
Pass	$6,571	$130	$493	$5,407	$7,361	$13,199	$—	$—	$33,161
Substandard	—	—	—	—	2,416	6,558	—	—	8,974
Total investor loans secured by real estate	1,948,392	2,954,826	1,034,449	1,268,038	590,859	1,416,489	—	463	9,213,516
Business loans secured by real estate
CRE owner-occupied
Pass	593,826	718,223	242,125	240,772	114,581	448,531	5,661	—	2,363,719
Special mention	334	1,015	—	—	675	327	—	—	2,351
Substandard	10,838	2,541	11,970	2,403	4,676	33,665	—	—	66,093
Franchise real estate secured
Pass	54,654	131,541	33,513	44,229	32,815	55,893	—	—	352,645
Special mention	4,891	13,145	—	—	—	—	—	—	18,036
Substandard	980	—	—	6,092	—	304	—	—	7,376
SBA secured by real estate
Pass	10,993	6,978	2,329	5,710	4,440	25,415	—	—	55,865
Special mention	—	—	—	—	—	118	—	—	118
Substandard	—	—	—	—	1,354	4,031	—	—	5,385
Total loans secured by business real estate	676,516	873,443	289,937	299,206	158,541	568,284	5,661	—	2,871,588
Commercial loans
Commercial and industrial
Pass	282,131	262,044	55,659	155,310	78,684	121,918	1,134,568	3,412	2,093,726
Special mention	15,105	3,567	798	—	1,864	41	9,898	—	31,273
Substandard	2,590	80	—	3,867	562	1,029	27,680	141	35,949
Franchise non-real estate secured
Pass	102,542	128,030	18,486	46,027	28,664	43,486	778	—	368,013
Special mention	1,372	14,382	—	11,829	—	—	—	—	27,583
Substandard	1,757	385	2,852	2,256	1,637	308	—	—	9,195
SBA non-real estate secured
Pass	3,444	435	276	1,638	633	3,124	—	—	9,550
Substandard	—	—	—	130	224	606	—	590	1,550
Total commercial loans	408,941	408,923	78,071	221,057	112,268	170,512	1,172,924	4,143	2,576,839
Retail loans
Single family residential
Pass	—	—	176	—	22	49,729	23,065	—	72,992
Substandard	—	—	—	—	—	5	—	—	5
Consumer loans
Pass	—	6	17	11	—	969	2,254	—	3,257
Substandard	—	—	—	—	—	27	—	—	27
Total retail loans	—	6	193	11	22	50,730	25,319	—	76,281
Loans held for investment	$3,033,849	$4,237,198	$1,402,650	$1,788,312	$861,690	$2,206,015	$1,203,904	$4,606	$14,738,224
______________________________
(1) Excludes the basis adjustment of $61.9 million to the carrying amount of certain loans included in fair value hedging relationships. Refer to Note 11 – Derivative Instruments for additional information.

The following tables stratify the loans held for investment portfolio by delinquency as of the periods indicated:

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+	Total
September 30, 2023
Investor loans secured by real estate
CRE non-owner-occupied	$2,513,631	$—	$—	$425	$2,514,056
Multifamily	5,719,210	—	—	—	5,719,210
Construction and land	444,576	—	—	—	444,576
SBA secured by real estate	37,002	—	332	420	37,754
Total investor loans secured by real estate	8,714,419	—	332	845	8,715,596
Business loans secured by real estate
CRE owner-occupied	2,224,107	—	—	4,695	2,228,802
Franchise real estate secured	313,451	—	—	—	313,451
SBA secured by real estate	52,495	—	—	1,173	53,668
Total business loans secured by real estate	2,590,053	—	—	5,868	2,595,921
Commercial loans
Commercial and industrial	1,585,718	2,677	143	233	1,588,771
Franchise non-real estate secured	335,053	—	—	—	335,053
SBA not secured by real estate	9,840	289	—	538	10,667
Total commercial loans	1,930,611	2,966	143	771	1,934,491
Retail loans
Single family residential	70,984	—	—	—	70,984
Consumer loans	1,957	1	—	—	1,958
Total retail loans	72,941	1	—	—	72,942
Loans held for investment before basis adjustment (1)	$13,308,024	$2,967	$475	$7,484	$13,318,950

December 31, 2022
Investor loans secured by real estate
CRE non-owner-occupied	$2,655,892	$—	$—	$4,429	$2,660,321
Multifamily	6,103,246	2,723	—	6,057	6,112,026
Construction and land	399,034	—	—	—	399,034
SBA secured by real estate	42,135	—	—	—	42,135
Total investor loans secured by real estate	9,200,307	2,723	—	10,486	9,213,516
Business loans secured by real estate
CRE owner-occupied	2,424,174	1,434	—	6,555	2,432,163
Franchise real estate secured	370,984	7,073	—	—	378,057
SBA secured by real estate	60,177	—	104	1,087	61,368
Total business loans secured by real estate	2,855,335	8,507	104	7,642	2,871,588
Commercial loans
Commercial and industrial	2,152,302	4,657	81	3,908	2,160,948
Franchise non-real estate secured	401,199	3,592	—	—	404,791
SBA not secured by real estate	10,511	—	—	589	11,100
Total commercial loans	2,564,012	8,249	81	4,497	2,576,839
Retail loans
Single family residential	71,940	1,057	—	—	72,997
Consumer loans	3,282	2	—	—	3,284
Total retail loans	75,222	1,059	—	—	76,281
Loans held for investment before basis adjustment (1)	$14,694,876	$20,538	$185	$22,625	$14,738,224
______________________________
(1) Excludes the basis adjustment of $48.8 million and $61.9 million to the carrying amount of certain loans included in fair value hedging relationships as of September 30, 2023 and December 31, 2022, respectively. Refer to Note 11 – Derivative Instruments for additional information.

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

As of September 30, 2023, $25.5 million of loans were individually evaluated with no ACL attributed to such loans. At September 30, 2023, $12.5 million of individually evaluated loans were evaluated based on the underlying value of the collateral and $13.0 million were evaluated using a discounted cash flow approach. All individually evaluated loans were on nonaccrual status at September 30, 2023.

As of December 31, 2022, $30.9 million of loans were individually evaluated, and the ACL attributed to such loans totaled $1.7 million. At December 31, 2022, all individually evaluated loans were evaluated based on the underlying value of the collateral and none were evaluated using a discounted cash flow approach. All individually evaluated loans were on nonaccrual status at December 31, 2022.

Purchased Credit Deteriorated Loans

The Company analyzed acquired loans for more-than-insignificant deterioration in credit quality since their origination. Such loans are classified as purchased credit deteriorated (“PCD”) loans. Please see Note 1 - Description of Business and Summary of Significant Accounting Policies of our audited consolidated financial statements included in our 2022 Form 10-K for more information concerning the accounting for PCD loans. The Company had PCD loans of $387.4 million and $422.7 million at September 30, 2023 and December 31, 2022, respectively.

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

The Company typically does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the timely collection of principal or interest. However, when such loans are well-secured and in the process of collection, the Company may continue with the accrual of interest. The Company had loans on nonaccrual status of $25.5 million at September 30, 2023 and $30.9 million at December 31, 2022. During the three months ended September 30, 2023, we had non-relationship syndicated C&I participation loans to one lending relationship totaling $13.0 million being placed on nonaccrual status that resulted in an interest accrual reversal of $1.7 million against interest income. These loans were modified with a partial charge-off during the three months ended September 30, 2023. Subsequent to the loan modification, all loans were paid current as of September 30, 2023.

The Company did not record income from the receipt of cash payments related to nonaccruing loans during the three and nine months ended September 30, 2023 and 2022. The Company had no loans 90 days or more past due and still accruing at September 30, 2023 and December 31, 2022.

The following tables provide a summary of nonaccrual loans as of the dates indicated:

	Nonaccrual Loans (1)
	Collateral Dependent Loans		Non-Collateral Dependent Loans		Total Nonaccrual Loans	Nonaccrual Loans with No ACL
(Dollars in thousands)	Balance	ACL	Balance	ACL
September 30, 2023
Investor loans secured by real estate
CRE non-owner-occupied	$425	$—	$—	$—	$425	$425
SBA secured by real estate	1,242	—	—	—	1,242	1,242
Total investor loans secured by real estate	1,667	—	—	—	1,667	1,667
Business loans secured by real estate
CRE owner-occupied	8,826	—	—	—	8,826	8,826
SBA secured by real estate	1,173	—	—	—	1,173	1,173
Total business loans secured by real estate	9,999	—	—	—	9,999	9,999
Commercial loans
Commercial and industrial	233	—	13,021	—	13,254	13,254
SBA non-real estate secured	538	—	—	—	538	538
Total commercial loans	771	—	13,021	—	13,792	13,792
Total nonaccrual loans	$12,437	$—	$13,021	$—	$25,458	$25,458

December 31, 2022
Investor loans secured by real estate
CRE non-owner-occupied	$4,429	$—	$—	$—	$4,429	$4,429
Multifamily	8,780	—	—	—	8,780	8,780
SBA secured by real estate	533	—	—	—	533	533
Total investor loans secured by real estate	13,742	—	—	—	13,742	13,742
Business loans secured by real estate
CRE owner-occupied	11,475	1,742	—	—	11,475	9,733
SBA secured by real estate	1,191	—	—	—	1,191	1,191
Total business loans secured by real estate	12,666	1,742	—	—	12,666	10,924
Commercial loans
Commercial and industrial	3,908	—	—	—	3,908	3,908
SBA non-real estate secured	589	—	—	—	589	589
Total commercial loans	4,497	—	—	—	4,497	4,497
Total nonaccrual loans	$30,905	$1,742	$—	$—	$30,905	$29,163
______________________________
(1) The ACL for nonaccrual loans is determined based on a discounted cash flow methodology unless the loan is considered collateral dependent; otherwise, the ACL for collateral dependent nonaccrual loans is determined based on the estimated fair value of the underlying collateral.

Residential Real Estate Loans In Process of Foreclosure

The Company had no consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of September 30, 2023 or December 31, 2022.

Modified Loans to Troubled Borrowers

On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures, which introduces new reporting requirements for modifications of loans to borrowers experiencing financial difficulty. The Company also refers to these loans as modified loans to troubled borrowers. An MLTB arises from a modification made to a loan in order to alleviate temporary difficulties in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. GAAP requires that certain types of modifications be reported, which consist of the following: (i) principal forgiveness, (ii) interest rate reduction, (iii) other-than-insignificant payment delay, (iv) term extension, or any combination of the foregoing. The ACL for an MLTB is measured on a collective basis, as with other loans in the loan portfolio, unless management determines that such loans no longer possess risk characteristics similar to others in the loan portfolio. In those instances, the ACL for an MLTB is determined through individual evaluation.

During the three months ended September 30, 2023, there were two syndicated C&I participation loan modifications to one borrower experiencing financial difficulty.

The following table shows the amortized cost of the MLTBs by class and type of modification, as well as the percentage of the loan modified to total loans in each class at and during the periods indicated:

	Three and Nine Months Ended
	September 30, 2023
	Other-than-Insignificant Payment Delay
(Dollars in thousands)	Balance	Percent of Total Class of Loans
Commercial loans
Commercial and industrial	$13,021	0.82%
Total commercial loans	$13,021

The following table describes the financial effect of the loan modification made for the borrower experiencing financial difficulty during the three and nine months ended September 30, 2023:

Other-than-Insignificant Payment Delay
Commercial loans
Commercial and industrial	1 year of interest-only payments

During the first quarter of 2023, there was one CRE owner-occupied MLTB with an amortized cost of $851,000 as of March 31, 2023. The loan modification involved extending the term by four months. This MLTB matured and was paid off during the second quarter of 2023.

During the three and nine months ended September 30, 2023, there were no MLTBs that had a payment default and had been modified within the 12 months preceding the payment default (90 days or more past due).

The following table depicts the performance of the MLTB under ASU 2022-02 as of the date indicated:

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+	Total
September 30, 2023
Commercial loans
Commercial and industrial	$13,021	$—	$—	$—	$13,021
Total commercial loans	$13,021	$—	$—	$—	$13,021

Troubled Debt Restructurings

Prior to the Company’s adoption of ASU 2022-02 on January 1, 2023, the Company, in infrequent situations would modify or restructure loans when the borrower was experiencing financial difficulties by making a concession to the borrower. Such concessions typically were in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest-only payments, and, in very few cases, reductions to the outstanding loan balances. These modifications were classified as TDRs and were made for the purpose of alleviating temporary impairments to the borrower’s financial condition or cash flows. A workout plan between us and the borrower was designed to provide a bridge for borrower cash flow shortfalls in the near term. In most cases, the Company initially placed TDRs on nonaccrual status, and they could be returned to accrual status when the loans were brought current, performed in accordance with the restructured contractual terms for a period of at least six months, and the ultimate collectability of the total contractual restructured principal and interest payments were no longer in doubt. ASU 2022-02 eliminated the concept of TDRs in current GAAP, and therefore, beginning January 1, 2023, the Company no longer reports loans modified as TDRs except for those loans modified and reported as TDRs in prior period financial information under previous GAAP.

At December 31, 2022, there were five loans totaling $16.1 million modified as TDRs, consisting of three CRE owner-occupied loans and one C&I loan totaling $5.1 million belonging to one borrower relationship with the terms modified due to bankruptcy, and one franchise non-real estate secured loan totaling $11.0 million belonging to another borrower relationship with the terms modified for payment deferral. All TDRs were on nonaccrual status as of December 31, 2022. During the three and nine months ended September 30, 2022, the three CRE owner-occupied loans and one C&I loan classified as TDRs were in payment default after modification within the previous 12 months.

Collateral Dependent Loans

Loans that have been classified as collateral dependent are loans where substantially all repayment of the loan is expected to come from the operation of or eventual liquidation of the collateral. Collateral dependent loans are evaluated individually for purposes of determining the ACL, which is determined based on the estimated fair value of the collateral. Estimates for costs to sell are included in the determination of the ACL when liquidation of the collateral is anticipated. In cases where the loan is well-secured and the estimated value of the collateral exceeds the amortized cost of the loan, no ACL is recorded.

The following tables summarize collateral dependent loans by collateral type as of the dates indicated:

(Dollars in thousands)	Office Properties	Industrial Properties	Retail Properties	Land Properties	Hotel Properties	Multifamily Properties	Other CRE Properties	Business Assets	Total
September 30, 2023
Investor loan secured by real estate
CRE non-owner-occupied	$—	$—	$425	$—	$—	$—	$—	$—	$425
SBA secured by real estate	—	—	—	—	1,242	—	—	—	1,242
Total investor loans secured by real estate	—	—	425	—	1,242	—	—	—	1,667
Business loans secured by real estate
CRE owner-occupied	4,131	—	—	4,695	—	—	—	—	8,826
SBA secured by real estate	—	979	194	—	—	—	—	—	1,173
Total business loans secured by real estate	4,131	979	194	4,695	—	—	—	—	9,999
Commercial loans
Commercial and industrial	—	—	—	233	—	—	—	—	233
SBA non-real estate secured	—	—	—	—	—	—	—	538	538
Total commercial loans	—	—	—	233	—	—	—	538	771
Total collateral dependent loans	$4,131	$979	$619	$4,928	$1,242	$—	$—	$538	$12,437

December 31, 2022
Investor loan secured by real estate
CRE non-owner-occupied	$—	$—	$463	$—	$—	$—	$3,966	$—	$4,429
Multifamily	—	—	—	—	—	8,780	—	—	8,780
SBA secured by real estate	—	—	—	—	533	—	—	—	533
Total investor loans secured by real estate	—	—	463	—	533	8,780	3,966	—	13,742
Business loans secured by real estate
CRE owner-occupied	4,417	—	—	4,813	—	—	2,245	—	11,475
SBA secured by real estate	104	1,087	—	—	—	—	—	—	1,191
Total business loans secured by real estate	4,521	1,087	—	4,813	—	—	2,245	—	12,666
Commercial loans
Commercial and industrial	—	—	—	238	—	—	490	3,180	3,908
SBA non-real estate secured	—	—	—	—	—	—	—	589	589
Total commercial loans	—	—	—	238	—	—	490	3,769	4,497
Total collateral dependent loans	$4,521	$1,087	$463	$5,051	$533	$8,780	$6,701	$3,769	$30,905

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

Economic Forecasts

In order to develop reasonable and supportable forecasts of future conditions, the Company estimates how those forecasts are expected to impact a borrower’s ability to satisfy their obligation to the Bank and the ultimate collectability of future cash flows over the life of a loan. The Company uses macroeconomic scenarios from an independent third party, which are based on past events, current conditions, and the likelihood of future events occurring. These scenarios are typically comprised of: a base-case scenario, an upside scenario, representing slightly better economic conditions than currently experienced and, a downside scenario, representing recessionary conditions. Management periodically evaluates appropriateness of economic scenarios and may decide that a particular economic scenario or a combination of probability-weighted economic scenarios should be used in the Company’s ACL model. The economic scenarios chosen for the model, the extent to which more than one scenario is used, and the weights that are assigned to them, are based on the likelihood that the economy would perform better than each scenario, which is based in part on analysis performed by an independent third party. Economic scenarios chosen, as well as the assumptions within those scenarios, and whether to use a probability-weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events. The Company’s ACL model at September 30, 2023 includes assumptions concerning the rising interest rate environment, general uncertainty concerning future economic conditions, and the potential for recessionary conditions.

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

The following tables provide the allocation of the ACL for loans held for investment as well as the activity in the ACL attributed to various segments in the loan portfolio as of, and for the periods indicated:

	Three Months Ended September 30, 2023
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner occupied	$31,545	$—	$51	$(13)	$31,583
Multifamily	55,648	—	—	(427)	55,221
Construction and land	7,707	—	—	799	8,506
SBA secured by real estate	2,331	(108)	—	(24)	2,199
Business loans secured by real estate
CRE owner-occupied	28,515	—	12	559	29,086
Franchise real estate secured	6,855	—	—	711	7,566
SBA secured by real estate	4,511	—	128	(77)	4,562
Commercial loans
Commercial and industrial	39,586	(7,386)	565	(268)	32,497
Franchise non-real estate secured	14,642	—	50	1,087	15,779
SBA non-real estate secured	399	(67)	3	137	472
Retail loans
Single family residential	455	—	—	36	491
Consumer loans	139	—	—	(3)	136
Totals	$192,333	$(7,561)	$809	$2,517	$188,098

	Nine Months Ended September 30, 2023
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner occupied	$33,692	$(2,657)	$66	$482	$31,583
Multifamily	56,334	(290)	1	(824)	55,221
Construction and land	7,114	—	—	1,392	8,506
SBA secured by real estate	2,592	(108)	—	(285)	2,199
Business loans secured by real estate
CRE owner-occupied	32,340	(2,370)	36	(920)	29,086
Franchise real estate secured	7,019	—	—	547	7,566
SBA secured by real estate	4,348	—	208	6	4,562
Commercial loans
Commercial and industrial	35,169	(8,734)	945	5,117	32,497
Franchise non-real estate secured	16,029	—	150	(400)	15,779
SBA non-real estate secured	441	(67)	68	30	472
Retail loans
Single family residential	352	(90)	1	228	491
Consumer loans	221	(895)	35	775	136
Totals	$195,651	$(15,211)	$1,510	$6,148	$188,098

	Three Months Ended September 30, 2022
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner occupied	$37,221	$(1,128)	$—	$1,011	$37,104
Multifamily	56,293	—	—	(207)	56,086
Construction and land	5,436	—	—	1,004	6,440
SBA secured by real estate	2,865	—	—	90	2,955
Business loans secured by real estate
CRE owner-occupied	31,461	—	19	346	31,826
Franchise real estate secured	6,530	—	—	180	6,710
SBA secured by real estate	5,149	—	—	(364)	4,785
Commercial loans
Commercial and industrial	37,048	(190)	143	(1,503)	35,498
Franchise non-real estate secured	13,124	—	—	70	13,194
SBA non-real estate secured	452	—	26	(38)	440
Retail loans
Single family residential	278	—	58	(40)	296
Consumer loans	218	—	—	(3)	215
Totals	$196,075	$(1,318)	$246	$546	$195,549

	Nine Months Ended September 30, 2022
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner occupied	$37,380	$(1,128)	$—	$852	$37,104
Multifamily	55,209	—	—	877	56,086
Construction and land	5,211	—	—	1,229	6,440
SBA secured by real estate	3,201	(70)	—	(176)	2,955
Business loans secured by real estate
CRE owner-occupied	29,575	—	33	2,218	31,826
Franchise real estate secured	7,985	—	—	(1,275)	6,710
SBA secured by real estate	4,866	—	—	(81)	4,785
Commercial loans
Commercial and industrial	38,136	(7,750)	2,517	2,595	35,498
Franchise non-real estate secured	15,084	(448)	—	(1,442)	13,194
SBA non-real estate secured	565	(50)	44	(119)	440
Retail loans
Single family residential	255	—	91	(50)	296
Consumer loans	285	(2)	—	(68)	215
Totals	$197,752	$(9,448)	$2,685	$4,560	$195,549

The decrease in the ACL for loans held for investment during the three months ended September 30, 2023 of $4.2 million was reflective of $6.8 million in net charge-offs, partially offset by $2.5 million in provision for credit losses. The provision for credit losses during the three months ended September 30, 2023 was largely attributed to increases associated with economic forecasts, offset by a decrease in the balance of loans held of investment. For the nine months ended September 30, 2023, the ACL decreased $7.6 million. The decline in the ACL during this period was reflective of $13.7 million in net charge-offs, partially offset by $6.1 million in provision for credit losses. The provision for credit losses during the nine months ended September 30, 2023 was largely attributed to increases associated with economic forecasts, as well as changes in asset quality, offset by a decrease in loans held for investment. Charge-offs during the three months ended September 30, 2023 were largely attributed to one C&I lending relationship that already had a specific reserve as well as two syndicated C&I loans to one lending relationship that were modified with a partial charge-off. Charge-offs during the nine months ended September 30, 2023 were largely attributed to two C&I lending relationships, one CRE non-owner-occupied lending relationship, and one CRE owner-occupied lending relationship.

The decrease in the ACL for loans held for investment during the three months ended September 30, 2022 of $526,000 was comprised of $1.1 million in net charge-offs, partially offset by a $546,000 provision for credit losses. The provision for credit losses for the three months ended September 30, 2022 was reflective of a combination of factors, including an increase due to specific reserves on two individually evaluated loans, a decrease due to an overall decline in loans held for investment and changes in the composition of the loan portfolio. The decrease in the ACL for loans held for investment during the nine months ended September 30, 2022 of $2.2 million was attributed to net charge-offs of $6.8 million, partially offset by a $4.6 million provision for credit losses. The provision for credit losses during the nine months ended September 30, 2022 was largely attributed to an increase in loans held for investment and specific reserves on two individually evaluated loans, partially offset by the favorable impact of macroeconomic forecasts. Charge-offs during the three months ended September 30, 2022 were largely attributed to one CRE non-owner-occupied relationship, while charge-offs during the nine months ended September 30, 2022 were attributed to one C&I lending relationship and one CRE non-owner-occupied lending relationship.

Allowance for Credit Losses for Off-Balance Sheet Commitments

The Company maintains an ACL for off-balance sheet commitments related to unfunded loans and lines of credit, which is included in other liabilities of the consolidated statements of financial condition. The allowance for off-balance sheet commitments was $25.8 million at September 30, 2023, representing an increase of $1.4 million from $24.5 million at June 30, 2023, and an increase of approximately $2.2 million from $23.6 million at December 31, 2022. The provision expense for off-balance sheet commitments of $1.4 million during the three months ended September 30, 2023 was attributed, in large part, to changes in economic forecasts, partially offset by a decline in the balance of unfunded commitments. The provision expense during the nine months ended September 30, 2023 was largely attributed to economic forecasts, partially offset by changes in the mix of unfunded commitments between various loan segments, and a decrease in the balance of unfunded commitments.

The Company recorded a provision for credit losses on off-balance sheet commitments of $549,000 during the three months ended September 30, 2022, and a provision recapture for off-balance sheet commitments of $2.6 million during the nine months ended September 30, 2022. The provision for credit losses in the third quarter of 2022 was largely due to higher unfunded commitments in the commercial and industrial loan segment. The provision recapture during the first nine months of 2022 was largely reflective of slightly favorable macroeconomic forecasts reflected in the Company’s ACL model and changes in the mix of unfunded commitments between various loan segments.
The following table summarizes the activities in the ACL for off-balance sheet commitments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2023	2022	2023	2022
Beginning ACL balance	$24,455	$24,106	$23,641	$27,290
Provision for credit losses on off-balance sheet commitments	1,386	549	2,200	(2,635)
Ending ACL balance	$25,841	$24,655	$25,841	$24,655

Note 7 – Goodwill and Other Intangible Assets

The Company had goodwill of $901.3 million at September 30, 2023 and December 31, 2022. The Company did not record any adjustments to goodwill during the three and nine months ended September 30, 2023 and September 30, 2022.

The Company’s policy is to assess goodwill for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe the value of goodwill may be impaired. Due to the market volatility experienced in the banking sector in 2023, the Company assessed goodwill for impairment at September 30, 2023, by performing a quantitative assessment of goodwill as of September 30, 2023, in accordance with ASC 350-20, Intangibles - Goodwill and Other - Goodwill. The quantitative assessment was performed with the assistance of an independent third party, and the results of this assessment indicated the value of goodwill assets were not impaired as of September 30, 2023.

Other intangible assets with definite lives were $46.3 million at September 30, 2023, consisting of $44.2 million in core deposit intangibles and $2.1 million in customer relationship intangibles. At December 31, 2022, other intangibles assets were $55.6 million, consisting of $53.2 million in core deposit intangibles and $2.4 million in customer relationship intangibles. The following table summarizes the change in the balance of core deposit intangibles and customer relationship intangibles, and the related accumulated amortization for the periods indicated below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2023	2022	2023	2022
Gross amount of intangible assets:
Beginning balance	$145,212	$145,212	$145,212	$145,212
Additions due to acquisitions	—	—	—	—
Ending balance	145,212	145,212	145,212	145,212
Accumulated amortization:
Beginning balance	(95,850)	(82,712)	(89,624)	(75,641)
Amortization	(3,055)	(3,472)	(9,281)	(10,543)
Ending balance	(98,905)	(86,184)	(98,905)	(86,184)
Net intangible assets	$46,307	$59,028	$46,307	$59,028

The Company amortizes core deposit intangibles and customer relationship intangibles based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of customer relationship intangibles. The amortization periods typically range from six to eleven years. The estimated aggregate amortization expense related to our core deposit intangible and customer relationship intangible assets for each of the next five years succeeding December 31, 2022, in order from the present, is $12.3 million, $11.1 million, $10.0 million, $8.9 million, and $7.2 million. The Company’s core deposit and customer relationship intangibles are evaluated annually for impairment or more frequently if events and circumstances lead management to believe their value may not be recoverable. Factors that may ultimately attribute to impairment include customer attrition and run-off. The Company believes core deposit relationships in the current interest rate environment continue to provide a significant benefit to the Company relative to other sources of alternative funding, and thus does not believe the value of core deposit intangible assets are impaired at September 30, 2023. In addition, the Company is unaware of any events and/or circumstances that would indicate the value of customer relationship intangible assets are impaired as of September 30, 2023.

Note 8 – Subordinated Debentures

As of September 30, 2023, the Company had three subordinated notes with an aggregate carrying value of $331.7 million and a weighted interest rate of 5.31%, compared to $331.2 million with a weighted interest rate of 5.32% at December 31, 2022. The increase of $478,000 was primarily due to amortization of debt issuance costs.

The following table summarizes our outstanding subordinated debentures as of the dates indicated:

				Carrying Value
(Dollars in thousands)	Stated Maturity	Current Interest Rate	Current Principal Balance	September 30, 2023	December 31, 2022
Subordinated notes
Subordinated notes due 2024, 5.75% per annum	September 3, 2024	5.75%	$60,000	$59,880	$59,791
Subordinated notes due 2029, 4.875% per annum until May 15, 2024, 3-month term SOFR +2.762% thereafter	May 15, 2029	4.875%	125,000	123,577	123,386
Subordinated notes due 2030, 5.375% per annum until June 15, 2025, 3-month term SOFR +5.170% thereafter	June 15, 2030	5.375%	150,000	148,225	148,027
Total subordinated debentures			$335,000	$331,682	$331,204

Upon the cessation of LIBOR on June 30, 2023, the LIBOR-based benchmark rate after May 15, 2024 for our subordinated notes due 2029 transitioned to 3-month term SOFR as successor base rate plus the relevant spread adjustment.

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

For additional information on the Company’s subordinated debentures, see “Note 13 — Subordinated Debentures” to the consolidated financial statements in the Company’s 2022 Form 10-K.

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

The following tables set forth the Corporation’s earnings per share calculations for the periods indicated:

	Three Months Ended
(Dollars in thousands, except per share data)	September 30, 2023	September 30, 2022
Basic
Net income	$46,030	$73,363
Less: dividends and undistributed earnings allocated to participating securities	(823)	(917)
Net income allocated to common stockholders	$45,207	$72,446

Weighted average common shares outstanding	94,189,844	93,793,502
Basic earnings per common share	$0.48	$0.77

Diluted
Net income allocated to common stockholders	$45,207	$72,446

Weighted average common shares outstanding	94,189,844	93,793,502
Dilutive effect of share-based compensation	93,164	327,135
Weighted average diluted common shares	94,283,008	94,120,637
Diluted earnings per common share	$0.48	$0.77

	Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2023	September 30, 2022
Basic
Net income	$166,228	$210,070
Less: dividends and undistributed earnings allocated to participating securities	(2,674)	(2,467)
Net income allocated to common stockholders	$163,554	$207,603

Weighted average common shares outstanding	94,072,463	93,687,230
Basic earnings per common share	$1.74	$2.22

Diluted
Net income allocated to common stockholders	$163,554	$207,603

Weighted average common shares outstanding	94,072,463	93,687,230
Dilutive effect of share-based compensation	142,383	367,886
Weighted average diluted common shares	94,214,846	94,055,116
Diluted earnings per common share	$1.74	$2.21

Shares or stock options are excluded from the computations of diluted earnings per share when their inclusion have an anti-dilutive effect. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. There were no potential common shares that were anti-dilutive for the three months ended September 30, 2023. For the nine months ended September 30, 2023, there were 48,808 weighted average common shares that were anti-dilutive. There were no potential common shares that were anti-dilutive for the three and nine months ended September 30, 2022.

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

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	September 30, 2023
	Fair Value Measurement Using			Total Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Financial assets
AFS investment securities:
U.S. Treasury	$—	$12,914	$—	$12,914
Agency	—	405,514	—	405,514
Corporate	—	504,808	—	504,808
Collateralized mortgage obligations	—	304,330	—	304,330
Mortgage-backed securities	—	687,033	—	687,033
Total AFS investment securities	$—	$1,914,599	$—	$1,914,599

Equity securities	$898	$—	$—	$898

Derivative assets:
Foreign exchange contracts	$22	$—	$—	$22
Interest rate swaps (1)	—	8,198	—	8,198
Equity warrants	—	—	391	391
Total derivative assets	$22	$8,198	$391	$8,611

Financial liabilities
Derivative liabilities:
Interest rate swaps	$—	$15,176	$—	$15,176
Total derivative liabilities	$—	$15,176	$—	$15,176
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

The following table is a reconciliation of the fair value of the equity warrants that are classified as Level 3 and measured on a recurring basis as of:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2023	2022	2023	2022
Beginning balance	$407	$1,906	$1,894	$1,889
Change in fair value (1)	(16)	5	(41)	22
Net exercise	—	—	(1,462)	—
Ending balance	$391	$1,911	$391	$1,911
______________________________
(1) The changes in fair value are included in other income on the consolidated statement of income.

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a recurring basis at the dates indicated.

	September 30, 2023
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Equity warrants	$391	Black-Scholes option pricing model	Volatility Risk free interest rate Marketability discount	35.00% 5.03% 5.50%	35.00% 5.03% 5.50%	35.00% 5.03% 5.50%

	December 31, 2022
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Equity warrants	$1,894	Black-Scholes option pricing model	Volatility Risk free interest rate Marketability discount	30.00% 4.32% 6.00%	35.00% 4.41% 16.00%	31.14% 4.39% 13.60%

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

At September 30, 2023, the Company’s individually evaluated collateral dependent loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisals available to management. The Company completed partial charge-offs on certain individually evaluated loans based on recent real estate or property appraisals and recorded the related reserves where applicable during the nine months ended September 30, 2023.

The following table presents our assets measured at fair value on a nonrecurring basis at the dates indicated.

	September 30, 2023
	Fair Value Measurement Using			Total Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Financial assets
Collateral dependent loans	$—	$—	$419	$419
Other real estate owned	—	—	450	450
Total assets	$—	$—	$869	$869

	December 31, 2022
	Fair Value Measurement Using			Total Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Financial assets
Collateral dependent loans	$—	$—	$3,180	$3,180
The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at the dates indicated.

	September 30, 2023
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Investor loans secured by real estate
SBA secured by real estate (1)	$419	Fair value of collateral	Cost to sell	10.00%	10.00%	10.00%
Total individually evaluated loans	419
Other real estate owned	450	Fair value of property	Cost to sell	10.00%	10.00%	10.00%
Total assets	$869

	December 31, 2022
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Commercial loans
Commercial and industrial	$3,180	Fair value of collateral	Collateral discount and cost to sell	6.00%	6.00%	6.00%
Total individually evaluated loans	$3,180
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.

Fair Values of Financial Instruments

The fair value estimates presented herein are based on pertinent information available to management as of the dates indicated, representing an exit price.

	At September 30, 2023
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets
Cash and cash equivalents	$1,400,276	$1,400,276	$—	$—	$1,400,276
Interest-bearing time deposits with financial institutions	1,242	1,242	—	—	1,242
HTM investment securities	1,737,866	—	1,354,434	—	1,354,434
AFS investment securities	1,914,599	—	1,914,599	—	1,914,599
Equity securities	898	898	—	—	898
Loans held for sale	641	—	666	—	666
Loans held for investment, net	13,270,120	—	—	12,405,677	12,405,677
Derivative assets (1)	8,611	22	8,198	391	8,611
Accrued interest receivable	68,131	—	68,131	—	68,131
Liabilities
Deposit accounts	$16,007,447	$—	$16,010,816	$—	$16,010,816
FHLB advances	800,000	—	786,086	—	786,086
Subordinated debentures	331,682	—	319,637	—	319,637
Derivative liabilities	15,176	—	15,176	—	15,176
Accrued interest payable	29,822	—	29,822	—	29,822
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

Derivatives Designated as Hedging Instruments

Fair Value Hedges – The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. The Company entered into pay-fixed and receive-floating interest rate swaps associated with certain fixed rate loans, primarily multifamily and commercial real estate loans, to manage its exposure to changes in fair value on these instruments attributable to changes in the designated SOFR benchmark interest rate. These interest rate swaps are designated as fair value hedges using the portfolio layer method. The Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The fair value hedges are recorded as components of other assets and other liabilities in the Company’s consolidated statements of financial condition. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk, are recognized in interest income in the Company’s consolidated statements of income. During the three months ended September 30, 2023, as part of its interest rate sensitivity management, the Company entered into two $150.0 million in notional amount, $300.0 million in aggregate, of pay-fixed and receive-floating interest rate swaps associated with certain fixed rate loans to replenish interest rate swaps that matured during the current quarter and interest rate swaps that are maturing later in 2023. At September 30, 2023 and December 31, 2022, interest rate swaps with an aggregate notional amount of $1.40 billion and $1.20 billion respectively, were designated as fair value hedges.

The following amounts were recorded on the consolidated statement of financial condition related to cumulative basis adjustment for fair value hedges as of the dates indicated:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Loans held for investment (1)	$1,351,170	$1,138,074	$(48,830)	$(61,926)
Total	$1,351,170	$1,138,074	$(48,830)	$(61,926)
______________________________
(1) These amounts were included in the amortized cost basis of closed portfolios of loans held for investment used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At September 30, 2023 and December 31, 2022, the amortized cost basis of the closed portfolios used in these hedging relationships was $3.59 billion and $3.35 billion, respectively, the cumulative basis adjustments associated with these hedging relationships was $(48.8) million and $(61.9) million, respectively, and the amounts of the designated hedged items were $1.40 billion and $1.20 billion, respectively.

Derivatives Not Designated as Hedging Instruments

Interest Rate Swap Contracts – From time to time, the Company enters into interest rate swap agreements with certain borrowers to assist them in mitigating their interest rate risk exposure associated with the loans they have with the Company. At the same time, the Company enters into identical offsetting interest rate swap agreements with another financial institution to mitigate the Company’s interest rate risk exposure associated with the swap agreements it enters into with its borrowers. The Company had over-the-counter derivative instruments and centrally-cleared derivative instruments with matched terms. The fair values of these agreements are determined through a third-party valuation model used by the Company’s swap advisory firm, which uses observable market data such as interest rates, prices of Eurodollar futures contracts, and market swap rates. The fair values of these swaps are recorded as components of other assets and other liabilities in the Company’s consolidated statement of financial condition. Changes in the fair value of these swaps, which occur due to changes in interest rates, are recorded in the Company’s statement of income as a component of noninterest income. Upon the cessation of LIBOR on June 30, 2023, our LIBOR-indexed interest rate swap contracts transitioned to SOFR as successor rate for both valuations and settlements.

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

The following tables summarize the Company's derivative instruments included in “other assets” and “other liabilities” in the consolidated statements of financial condition as of the dates indicated:

	September 30, 2023
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments designated as hedging instruments:
Fair value hedge - interest rate swap contracts	$1,400,000	$50,918	$—	$—
Total derivative designated as hedging instruments	1,400,000	50,918	—	—
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	2,948	22	—	—
Interest rate swaps contracts	107,508	15,019	107,508	15,030
Equity warrants	—	391	—	—
Total derivative not designated as hedging instruments	110,456	15,432	107,508	15,030
Total derivatives	$1,510,456	66,350	$107,508	15,030

Netting adjustments - cleared positions (1)		57,739		146
Total derivatives in the Statement of Financial Condition		$8,611		$15,176
______________________________
(1) Netting adjustments represents the variation margin payments that are considered legal settlements of derivative exposure and applied to net the fair value of the respective derivative contracts in accordance with the applicable accounting guidance on the settle-to-market rule for cleared derivatives.

	December 31, 2022
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments designated as hedging instruments:
Fair value hedge - interest rate swap contracts	$900,000	$63,710	$300,000	$72
Total derivative designated as hedging instruments	900,000	63,710	300,000	72
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	22	1	143	1
Interest rate swaps contracts	112,124	12,524	112,124	12,525
Equity warrants	—	1,894	—	—
Total derivative not designated as hedging instruments	112,146	14,419	112,267	12,526
Total derivatives	$1,012,146	$78,129	$412,267	$12,598

Netting adjustments - cleared positions (1)		69,181		67
Total derivatives in the Statement of Financial Condition		$8,948		$12,531
______________________________
(1) Netting adjustments represents the variation margin payments that are considered legal settlements of derivative exposure and applied to net the fair value of the respective derivative contracts in accordance with the applicable accounting guidance on the settle-to-market rule for cleared derivatives.

The following table presents the effect of fair value hedge accounting on the consolidated statements of income:

		Three Months Ended		Nine Months Ended
(Dollars in thousands)	Location of Gain (Loss) Recognized in Income on Derivative Instruments	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Gain (loss) on fair value hedging relationships:
Hedged items	Interest Income	$4,300	$(17,037)	$13,096	$(62,826)
Derivatives designated as hedging instruments	Interest Income	6,268	21,582	15,578	65,921

The following table summarizes the effect of the derivatives not designated as hedging instruments in the consolidated statements of income.

(Dollars in thousands)		Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income on Derivative Instruments	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Foreign exchange contracts	Other income	$205	$141	$688	$264
Interest rate products	Other income	(9)	1	(9)	4
Equity warrants	Other income	(16)	5	(802)	22
Total		$180	$147	$(123)	$290

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

Financial instruments that are eligible for offset in the consolidated statements of financial condition as of the periods indicated are presented below:

	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition		Net Amount
(Dollars in thousands)				Financial Instruments (2)	Cash Collateral (3)
September 30, 2023
Derivative assets:
Interest rate swaps	$8,198	$—	$8,198	$—	$(6,730)	$1,468
Total	$8,198	$—	$8,198	$—	$(6,730)	$1,468

Derivative liabilities:
Interest rate swaps	$15,176	$—	$15,176	$—	$—	$15,176
Total	$15,176	$—	$15,176	$—	$—	$15,176

December 31, 2022
Derivative assets:
Interest rate swaps	$7,053	$—	$7,053	$—	$(5,440)	$1,613
Total	$7,053	$—	$7,053	$—	$(5,440)	$1,613

Derivative liabilities:
Interest rate swaps	$12,530	$—	$12,530	$—	$—	$12,530
Total	$12,530	$—	$12,530	$—	$—	$12,530
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

As of September 30, 2023 and December 31, 2022, the Company determined it was not the primary beneficiary of the VIEs and did not consolidate its interests in VIEs. The following table provides a summary of the carrying amount of assets and liabilities in the Company’s consolidated statements of financial condition and maximum exposure to loss as of September 30, 2023 and December 31, 2022 that relate to variable interests in non-consolidated VIEs.

	September 30, 2023			December 31, 2022
(Dollars in thousands)	Maximum Loss	Assets	Liabilities	Maximum Loss	Assets	Liabilities
Multifamily loan securitization:
Investment securities (1)	$51,055	$51,055	$—	$56,784	$56,784	$—
Reimbursement obligation (2)	50,901	—	334	50,901	—	334
Affordable housing partnership:
Other investments (3)	56,349	92,267	—	60,531	75,959	—
Unfunded equity commitments (2)	—	—	35,917	—	—	15,428
Total	$158,305	$143,322	$36,251	$168,216	$132,743	$15,762
______________________________
(1) Included in investment securities AFS on the consolidated statement of financial condition.
(2) Included in accrued expenses and other liabilities on the consolidated statement of financial condition.
(3) Included in other assets on the consolidated statement of financial condition.

Multifamily Loan Securitization

With respect to the securitization transaction with Freddie Mac discussed in Note 5 – Loans Held for Investment, the Company’s variable interests reside with the underlying Freddie Mac-issued guaranteed, structured pass-through certificates that were held as AFS investment securities at fair value as of September 30, 2023. Additionally, the Company has variable interests through a reimbursement agreement executed by Freddie Mac that obligates the Company to reimburse Freddie Mac for any defaulted contractual principal and interest payments identified after the ultimate resolution of the defaulted loans. Such reimbursement obligations are not to exceed 10% of the original principal amount of the loans comprising the securitization pool.

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

We believe that our maximum exposure to loss as a result of our involvement with the VIE associated with the securitization is the carrying value of the investment securities issued by Freddie Mac and purchased by the Company. Additionally, our maximum exposure to loss under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $50.9 million. Based upon our analysis of quantitative and qualitative data over the underlying loans included in the securitization pool, as of September 30, 2023 and December 31, 2022, our reserve for estimated losses with respect to the reimbursement obligation was $334,000.

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

The Company’s maximum exposure to loss, exclusive of any potential realization of tax credits, is equal to the commitments invested, adjusted for amortization. The amount of unfunded commitments was included in the investments recognized as assets with a corresponding liability. The preceding table summarizes the amount of tax credit investments held as assets, the amount of unfunded commitments recognized as liabilities, and the maximum exposure to loss as of September 30, 2023 and December 31, 2022, respectively.

Note 14 – Subsequent Events

Quarterly Cash Dividend

On October 23, 2023, the Corporation’s Board of Directors declared a cash dividend of $0.33 per share, payable on November 13, 2023 to stockholders of record as of November 3, 2023.

Prepayment of FHLB Advance

On October 6, 2023, in light of a stabilizing deposit base and as part of its balance sheet and liquidity management, the Company deployed excess cash to pay down a $200 million higher cost FHLB term advance. Prior to the redemption, such FHLB term advance carried a fixed interest rate of 4.84% with a maturity date in May 2024. Total payment in aggregate was $199.4 million, including principal and accrued and unpaid interest expense, net of a prepayment credit of $793,000, which was recorded as a net gain on debt extinguishment. Management anticipates the deleverage strategy will positively impact the Company’s cost of funds, net interest margin, and FHLB available borrowing capacity.

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
•Our ability to attract and retain deposits and to access other sources of liquidity, particularly in a rising or high interest rate environment, and the quality and composition of our deposits;
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
•The transition away from USD     London Interbank Offered Rate (“LIBOR”) and related uncertainty, as well as the risks and costs related to our adoption of Secured Overnight Financing Rate (“SOFR”);
•The effect of changes in accounting policies and practices or accounting standards, as may be adopted from time to time by bank regulatory agencies, the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”), or other accounting standards setters;
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
•Geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, including the war between Russia and Ukraine and the war in the Middle East, which could impact business and economic conditions in the U.S. and abroad;
•Public health crises and pandemics, including with respect to COVID-19, and their effects on the economic and business environments in which we operate, including on our credit quality and business operations, as well as the impact on general economic and financial market conditions;
•Cybersecurity threats and incidents, and related potential costs and risks, including reputation, financial, and litigation risks;
•Climate change, including the enhanced regulatory, compliance, credit, and reputational risks and costs;
•Natural disasters, earthquakes, fires, and severe weather;
•Unanticipated regulatory, legal, or judicial proceedings; and
•Our ability to manage the risks involved in the foregoing.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking information and statements to reflect actual results or changes in the factors affecting the forward-looking information and statements. For information on the factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) in addition to Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q and other reports as filed with the SEC.

Forward-looking information and statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us. Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov.

GENERAL

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition, results of operations, liquidity, and capital resources. This discussion should be read in conjunction with our 2022 Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023.

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

Our corporate headquarters is located in Irvine, California. At September 30, 2023, we primarily conduct business throughout the Western Region of the United States from our 58 full-service depository branches located in California, Washington, Arizona, and Nevada.

In support of our organic and strategic growth strategy we have developed a variety of banking products and services within our targeted markets in the Western U.S. tailored to small- and middle-market businesses, corporations, including the owners and employees of those businesses, professionals, entrepreneurs, real estate investors, and non-profit organizations, as well as consumers in the communities we serve. Through our branches and our website, www.ppbi.com, we provide a wide array of banking products and services such as: various types of deposit accounts, digital banking, treasury management services, online bill payment, and a wide array of loan products, including commercial business loans, lines of credit, Small Business Administration (“SBA”) loans, commercial real estate loans, agribusiness loans, quick-service restaurant (“QSR”) franchise lending, home equity lines of credit, and construction loans throughout the Western U.S. in major metropolitan markets within Arizona, California, Nevada, and Washington. We also offer enhanced nationwide specialty banking products and services for Homeowners’ Associations (“HOA”) and HOA management companies, as well as experienced owner-operator franchisees in the QSR industry. Our specialty products and services offerings include commercial escrow and exchange services through our Commerce Escrow division, which facilitates commercial escrow services and tax-deferred commercial real estate exchanges under Section 1031 of the Internal Revenue Code, as well as custodial and maintenance services through our Pacific Premier Trust division, which serves as a custodian for self-directed IRAs as well as certain accounts that do not qualify as IRAs pursuant to the Internal Revenue Code.

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

RECENT DEVELOPMENTS

While economic conditions have generally been favorable with lower levels of unemployment and increased economic activity, the strong demand for goods and services in recent years in conjunction with supply chain constraints have contributed to higher levels of inflation throughout the U.S. economy, including within the Company’s market area. Inflation has resulted in higher prices for food, energy, housing, and various supply chain inputs, among others. These inflationary pressures persisted throughout 2022 and into 2023, resulting in higher costs for consumers and businesses. To address the persistent levels of inflation, the Federal Open Market Committee (“FOMC”) has taken steps since March 2022 to tighten monetary policy through a cumulative 525 basis point increase to the federal funds rate as of September 30, 2023, as well as by reducing the size of the Federal Reserve’s balance sheet. The FOMC has stated that it remains committed to monetary policy measures that are designed to bring inflation down. While increases in interest rates have generally resulted in higher levels of interest income for the banking industry, interest expense also increased due to competition for deposits and higher borrowing costs for liquidity. Higher interest rates may also reduce economic activity overall or result in recessionary conditions in future periods. During the first half of 2023, high-profile bank failures created significant industry-wide market turmoil as well as concerns about the health of the overall banking system. Recent economic data indicates that the pace of inflation has moderated in recent months. However, the inflation rate remains above FOMC’s 2% target. The full extent of these measures, including future actions taken by the FOMC, on the Company’s business are uncertain. Should these ongoing economic pressures persist, we anticipate it could have an impact on the following:

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

•Allowance for Credit Losses (“ACL”) - The Company is required to record credit losses on certain financial assets in accordance with the Current Expected Credit Loss (“CECL”) model as stipulated under ASC 326, which is highly dependent upon expectations of future economic conditions and requires management judgment. Should expectations of future economic conditions deteriorate, the Company may be required to increase the ACL through additional provisions for credit losses.

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

•Accumulated other comprehensive income (loss) - Unrealized gains and losses on available-for-sale (“AFS”) investment securities are recognized in stockholders’ equity, net of tax, as accumulated other comprehensive income (loss). If economic conditions deteriorate, and/or if the interest rates continue to increase, the valuation of the Company’s AFS investment securities could continue to be negatively impacted, which may lead to increases in other comprehensive loss, the potential for credit losses, decreases to the Company’s stockholders’ equity, and declines in the Company’s tangible book value per share. For additional information, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company’s held-to-maturity (“HTM”) investment securities are carried at amortized cost. Rising interest rates would also decrease the fair value of the Company’s HTM investment securities and increase the unrecognized losses embedded in these securities.

•Deposits and deposit costs - Given the expectation in the near-term for interest rates to remain elevated through restrictive monetary policy by the FOMC, it is likely that deposit costs will continue to increase. In connection with high-profile bank failures in the first half of 2023, if adverse developments and significant market volatility continue in the banking sector, it may become more challenging for the Company to retain and attract deposit relationships.

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

The Company continues to focus on serving its customers and communities, maintaining the well-being of its employees, and executing its strategic initiatives. The Company continues to monitor the economic environment and industry conditions and will make changes as appropriate.

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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2023	2023	2022	2023	2022
Net income	$46,030	$57,636	$73,363	$166,228	$210,070
Plus: amortization of intangible assets expense	3,055	3,055	3,472	9,281	10,543
Less: amortization of intangible assets expense tax adjustment (1)	868	868	991	2,638	3,009
Net income for average tangible common equity	$48,217	$59,823	$75,844	$172,871	$217,604

Average stockholders’ equity	$2,861,965	$2,843,361	$2,775,124	$2,842,718	$2,801,141
Less: average intangible assets	48,150	51,180	61,101	51,191	64,588
Less: average goodwill	901,312	901,312	901,312	901,312	901,312
Average tangible common equity	$1,912,503	$1,890,869	$1,812,711	$1,890,215	$1,835,241

Return on average equity	6.43%	8.11%	10.57%	7.80%	10.00%
Return on average tangible common equity	10.08%	12.66%	16.74%	12.19%	15.81%
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

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Total stockholders’ equity	$2,855,534	$2,798,389
Less: intangible assets	947,619	956,900
Tangible common equity	$1,907,915	$1,841,489

Total assets	$20,275,720	$21,688,017
Less: intangible assets	947,619	956,900
Tangible assets	$19,328,101	$20,731,117

Tangible common equity ratio	9.87%	8.88%

Common shares issued and outstanding	95,900,847	95,021,760

Book value per share	$29.78	$29.45
Less: intangible book value per share	9.88	10.07
Tangible book value per share	$19.89	$19.38

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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2023	2023	2022	2023	2022
Total noninterest expense	$102,185	$100,644	$100,866	$304,181	$297,488
Less: amortization of intangible assets	3,055	3,055	3,472	9,281	10,543
Less: other real estate owned operations, net	(4)	8	—	112	—
Noninterest expense, adjusted	$99,134	$97,581	$97,394	$294,788	$286,945

Net interest income before provision for credit losses	$149,548	$160,092	$181,112	$478,250	$515,716
Add: total noninterest income	18,551	20,539	20,164	60,276	68,251
Less: net gain (loss) from sales of investment securities	—	—	(393)	138	1,710
Less: net gain from other real estate owned	—	106	—	106	—
Revenue, adjusted	$168,099	$180,525	$201,669	$538,282	$582,257

Efficiency ratio	59.0%	54.1%	48.3%	54.8%	49.3%

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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2023	2023	2022	2023	2022
Interest income	$224,062	$225,388	$199,025	$670,793	$550,797
Interest expense	74,514	65,296	17,913	192,543	35,081
Net interest income	149,548	160,092	181,112	478,250	515,716
Noninterest income	18,551	20,539	20,164	60,276	68,251
Revenue	168,099	180,631	201,276	538,526	583,967
Noninterest expense	102,185	100,644	100,866	304,181	297,488
Pre-provision net revenue	$65,914	$79,987	$100,410	$234,345	$286,479
Pre-provision net revenue (annualized)	$263,656	$319,948	$401,640	$312,460	$381,972

Average assets	$20,805,787	$21,058,006	$21,687,436	$21,179,669	$21,440,803

Pre-provision net revenue to average assets	0.32%	0.38%	0.46%	1.11%	1.34%
Pre-provision net revenue to average assets (annualized)	1.27%	1.52%	1.85%	1.48%	1.78%

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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2023	2023	2022	2023	2022
Total deposits interest expense	$62,718	$53,580	$9,873	$156,532	$14,228
Less: certificates of deposit interest expense	13,398	10,306	1,420	31,479	2,557
Less: brokered certificates of deposit interest expense	19,174	18,869	3,827	51,099	4,153
Non-maturity deposit expense	$30,146	$24,405	$4,626	$73,954	$7,518

Total average deposits	$16,543,917	$16,876,251	$17,732,822	$16,912,012	$17,590,276
Less: average certificates of deposit	1,439,531	1,286,160	835,645	1,311,737	934,518
Less: average brokered certificates of deposit	1,611,726	1,767,970	702,785	1,608,442	263,563
Average non-maturity deposits	$13,492,660	$13,822,121	$16,194,392	$13,991,833	$16,392,195

Cost of non-maturity deposits	0.89%	0.71%	0.11%	0.71%	0.06%

RESULTS OF OPERATIONS

The following table presents the components of results of operations, share data, and performance ratios for the periods indicated:

	Three Months Ended			Nine Months Ended
(Dollar in thousands, except per share data and	September 30,	June 30,	September 30,	September 30,	September 30,
percentages)	2023	2023	2022	2023	2022
Operating data
Interest income	$224,062	$225,388	$199,025	$670,793	$550,797
Interest expense	74,514	65,296	17,913	192,543	35,081
Net interest income	149,548	160,092	181,112	478,250	515,716
Provision for credit losses	3,918	1,499	1,077	8,433	1,994
Net interest income after provision for credit losses	145,630	158,593	180,035	469,817	513,722
Net gain from sales of loans	45	345	457	419	3,087
Other noninterest income	18,506	20,194	19,707	59,857	65,164
Noninterest expense	102,185	100,644	100,866	304,181	297,488
Net income before income taxes	61,996	78,488	99,333	225,912	284,485
Income tax expense	15,966	20,852	25,970	59,684	74,415
Net income	$46,030	$57,636	$73,363	$166,228	$210,070
Pre-provision net revenue	$65,914	$79,987	$100,410	$234,345	$286,479
Share data
Earnings per share:
Basic	$0.48	$0.60	$0.77	$1.74	$2.22
Diluted	0.48	0.60	0.77	1.74	2.21
Common equity dividends declared per share	0.33	0.33	0.33	0.99	0.99
Dividend payout ratio (1)	68.76%	54.86%	42.72%	56.94%	44.68%
Book value per share	$29.78	$29.71	$28.79	$29.78	$28.79
Tangible book value per share (2)	19.89	19.79	18.68	19.89	18.68
Performance ratios
Return on average assets (3)	0.88%	1.09%	1.35%	1.05%	1.31%
Return on average equity (3)	6.43	8.11	10.57	7.80	10.00
Return on average tangible common equity (2)(3)	10.08	12.66	16.74	12.19	15.81
Pre-provision net revenue on average assets (2)(3)	1.27	1.52	1.85	1.48	1.78
Net interest margin	3.12	3.33	3.61	3.30	3.50
Cost of deposits	1.50	1.27	0.22	1.24	0.11
Average equity to average assets	13.76	13.50	12.80	13.42	13.06
Efficiency ratio (2)	59.0	54.1	48.3	54.8	49.3
______________________________
(1) Dividend payout ratio is defined as common equity dividends declared per share divided by basic earnings per share.
(2) Reconciliations of the non-GAAP measures are set forth in the Non-GAAP measures section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.
(3) Ratio is annualized.

In the third quarter of 2023, we reported net income of $46.0 million, or $0.48 per diluted share. This compares with net income of $57.6 million, or $0.60 per diluted share, for the second quarter of 2023. The decrease in net income was primarily due to a $10.5 million decrease in net interest income, a $2.4 million increase in provision for credit losses, a $2.0 million decrease in noninterest income, and a $1.5 million increase in noninterest expense, partially offset by a $4.9 million decrease in income tax expense.

Net income of $46.0 million, or $0.48 per diluted share, for the third quarter of 2023 compares to net income for the third quarter of 2022 of $73.4 million, or $0.77 per diluted share. The decrease in net income was primarily due to a $31.6 million decrease in net interest income, a $2.8 million increase in provision for credit losses, a $1.6 million decrease in noninterest income, and a $1.3 million increase in noninterest expense, partially offset by a $10.0 million decrease in income tax expenses.

For the third quarter of 2023, the Company’s return on average assets was 0.88%, return on average equity was 6.43%, and return on average tangible common equity was 10.08%, compared to 1.09%, 8.11%, and 12.66%, respectively, for the second quarter of 2023, and 1.35%, 10.57%, and 16.74%, respectively, for the third quarter of 2022. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the nine months ended September 30, 2023, the Company recorded net income of $166.2 million, or $1.74 per diluted share. This compares with net income of $210.1 million, or $2.21 per diluted share, for the nine months ended September 30, 2022. The decrease in net income of $43.8 million was mostly due to a $37.5 million decrease in net interest income, an $8.0 million decrease in noninterest income, a $6.7 million increase in noninterest expense, and a $6.4 million increase in provision for credit losses, partially offset by $14.7 million decrease in income tax expense.

For the nine months ended September 30, 2023, the Company’s return on average assets was 1.05%, return on average equity was 7.80%, and return on average tangible common equity was 12.19%, compared with a return on average assets of 1.31%, return on average equity of 10.00%, and return on average tangible common equity of 15.81% for the nine months ended September 30, 2022. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Net interest income totaled $149.5 million in the third quarter of 2023, a decrease of $10.5 million, or 6.6%, from the second quarter of 2023. The decrease in net interest income was primarily attributable to a higher cost of funds as a result of the higher interest rate environment, lower average loans and investment securities balances, and lower loan prepayment fees, partially offset by one more day of interest.

The net interest margin for the third quarter of 2023 decreased 21 basis points to 3.12%, from 3.33% in the prior quarter. The lower net interest margin was due to a higher cost of funds and lower loan prepayment fees, partially offset by higher yields on interest-bearing cash balances due from banks and investment securities.

Net interest income for the third quarter of 2023 decreased $31.6 million, or 17.4%, compared to the third quarter of 2022. The decrease was attributable to a higher cost of funds and lower average loans and investment securities balances, partially offset by higher yields on average interest-earning assets and higher average interest-bearing cash balances due from banks.

For the first nine months ended 2023, net interest income decreased $37.5 million, or 7.3%, compared to the first nine months ended 2022. The decrease was primarily attributable to a higher cost of funds, an increase in average brokered and retail certificates of deposit balances and average borrowings, and lower average loans and investment securities balances, partially offset by higher yields on average interest-earning assets.

The following table presents the net interest margin, average balances calculated based on daily average, interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, and the average yield/rate by asset and liability component for the periods indicated:

	Average Balance Sheet
	Three Months Ended
	September 30, 2023			June 30, 2023			September 30, 2022
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$1,695,508	$21,196	4.96%	$1,433,137	$16,600	4.65%	$665,510	$2,754	1.64%
Investment securities	3,828,766	25,834	2.70%	3,926,568	25,936	2.64%	4,277,444	22,067	2.06%
Loans receivable, net (1)(2)	13,475,194	177,032	5.21%	13,927,145	182,852	5.27%	14,986,682	174,204	4.61%
Total interest-earning assets	18,999,468	224,062	4.68%	19,286,850	225,388	4.69%	19,929,636	199,025	3.96%
Noninterest-earning assets	1,806,319			1,771,156			1,757,800
Total assets	$20,805,787			$21,058,006			$21,687,436
Liabilities and equity
Interest-bearing deposits:
Interest checking	$2,649,203	$10,849	1.62%	$2,746,578	$8,659	1.26%	$3,812,448	$1,658	0.17%
Money market	4,512,740	19,182	1.69%	4,644,623	15,644	1.35%	5,053,890	2,940	0.23%
Savings	329,684	115	0.14%	352,377	102	0.12%	434,591	28	0.03%
Retail certificates of deposit	1,439,531	13,398	3.69%	1,286,160	10,306	3.21%	835,645	1,420	0.67%
Wholesale/brokered certificates of deposit	1,611,726	19,174	4.72%	1,767,970	18,869	4.28%	702,785	3,827	2.16%
Total interest-bearing deposits	10,542,884	62,718	2.36%	10,797,708	53,580	1.99%	10,839,359	9,873	0.36%
FHLB advances and other borrowings	800,049	7,235	3.59%	800,016	7,155	3.59%	636,006	3,480	2.17%
Subordinated debentures	331,607	4,561	5.50%	331,449	4,561	5.50%	330,975	4,560	5.51%
Total borrowings	1,131,656	11,796	4.15%	1,131,465	11,716	4.15%	966,981	8,040	3.31%
Total interest-bearing liabilities	11,674,540	74,514	2.53%	11,929,173	65,296	2.20%	11,806,340	17,913	0.60%
Noninterest-bearing deposits	6,001,033			6,078,543			6,893,463
Other liabilities	268,249			206,929			212,509
Total liabilities	17,943,822			18,214,645			18,912,312
Stockholders’ equity	2,861,965			2,843,361			2,775,124
Total liabilities and equity	$20,805,787			$21,058,006			$21,687,436
Net interest income		$149,548			$160,092			$181,112

Net interest margin (3)			3.12%			3.33%			3.61%
Cost of deposits (4)			1.50%			1.27%			0.22%
Cost of funds (5)			1.67%			1.45%			0.38%
Cost of non-maturity deposits (6)			0.89%			0.71%			0.11%
Ratio of interest-earning assets to interest-bearing liabilities			162.74%			161.68%			168.80%
______________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums, and the basis adjustment of certain loans included in fair value hedging relationships, where applicable.
(2) Interest income includes net discount accretion of $2.2 million, $2.9 million, and $4.6 million for the three months ended September 30, 2023, June 30, 2023, and September 30, 2022, respectively.
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

	Average Balance Sheet
	Nine Months Ended
	September 30, 2023			September 30, 2022
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$1,489,404	$51,390	4.61%	$564,727	$4,055	0.96%
Investment securities	3,972,437	78,561	2.64%	4,358,619	57,479	1.76%
Loans receivable, net (1)(2)	13,929,002	540,842	5.19%	14,756,817	489,263	4.43%
Total interest-earning assets	19,390,843	670,793	4.63%	19,680,163	550,797	3.74%
Noninterest-earning assets	1,788,826			1,760,640
Total assets	$21,179,669			$21,440,803
Liabilities and equity
Interest-bearing deposits:
Interest checking	$2,800,181	$25,350	1.21%	$3,802,932	$2,599	0.09%
Money market	4,714,727	47,879	1.36%	5,208,713	4,838	0.12%
Savings	377,928	725	0.26%	429,833	81	0.03%
Retail certificates of deposit	1,311,737	31,479	3.21%	934,518	2,557	0.37%
Wholesale/brokered certificates of deposit	1,608,442	51,099	4.25%	263,563	4,153	2.11%
Total interest-bearing deposits	10,813,015	156,532	1.94%	10,639,559	14,228	0.18%
FHLB advances and other borrowings	861,940	22,328	3.46%	489,464	7,171	1.96%
Subordinated debentures	331,452	13,683	5.50%	330,801	13,682	5.51%
Total borrowings	1,193,392	36,011	4.03%	820,265	20,853	3.39%
Total interest-bearing liabilities	12,006,407	192,543	2.14%	11,459,824	35,081	0.41%
Noninterest-bearing deposits	6,098,997			6,950,717
Other liabilities	231,547			229,121
Total liabilities	18,336,951			18,639,662
Stockholders’ equity	2,842,718			2,801,141
Total liabilities and equity	$21,179,669			$21,440,803
Net interest income		$478,250			$515,716

Net interest margin (3)			3.30%			3.50%
Cost of deposits (4)			1.24%			0.11%
Cost of funds (5)			1.42%			0.25%
Cost of non-maturity deposits (6)			0.71%			0.06%
Ratio of interest-earning assets to interest-bearing liabilities			161.50%			171.73%
_____________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums, and the basis adjustment of certain loans included in fair value hedging relationships, where applicable.
(2) Interest income includes net discount accretion of $7.6 million and $18.1 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.
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

	Three Months Ended September 30, 2023
	Compared to
	Three Months Ended June 30, 2023
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net
Interest-earning assets
Cash and cash equivalents	$3,356	$1,240	$4,596
Investment securities	(653)	551	(102)
Loans receivable, net	(4,964)	(856)	(5,820)
Total interest-earning assets	(2,261)	935	(1,326)
Interest-bearing liabilities
Interest checking	(311)	2,501	2,190
Money market	(457)	3,995	3,538
Savings	(7)	20	13
Retail certificates of deposit	1,374	1,718	3,092
Wholesale/brokered certificates of deposit	(1,669)	1,974	305
FHLB advances and other borrowings	4	76	80
Subordinated debentures	(1)	1	—
Total interest-bearing liabilities	(1,067)	10,285	9,218
Decrease in net interest income	$(1,194)	$(9,350)	$(10,544)

	Three Months Ended September 30, 2023
	Compared to
	Three Months Ended September 30, 2022
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net
Interest-earning assets
Cash and cash equivalents	$7,966	$10,476	$18,442
Investment securities	(1,945)	5,712	3,767
Loans receivable, net	(18,713)	21,541	2,828
Total interest-earning assets	(12,692)	37,729	25,037
Interest-bearing liabilities
Interest checking	(336)	9,527	9,191
Money market	(275)	16,517	16,242
Savings	(5)	92	87
Retail certificates of deposit	1,669	10,309	11,978
Wholesale/brokered certificates of deposit	7,999	7,348	15,347
FHLB advances and other borrowings	1,062	2,693	3,755
Subordinated debentures	9	(8)	1
Total interest-bearing liabilities	10,123	46,478	56,601
(Decrease) Increase in net interest income	$(22,815)	$(8,749)	$(31,564)

	Nine Months Ended September 30, 2023
	Compared to
	Nine Months Ended September 30, 2022
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net
Interest-earning assets
Cash and cash equivalents	$14,219	$33,116	$47,335
Investment securities	(4,533)	25,615	21,082
Loans receivable, net	(25,141)	76,720	51,579
Total interest-earning assets	(15,455)	135,451	119,996
Interest-bearing liabilities
Interest checking	(518)	23,269	22,751
Money market	(413)	43,454	43,041
Savings	(9)	653	644
Retail certificates of deposit	1,433	27,489	28,922
Wholesale/brokered certificates of deposit	39,065	7,881	46,946
FHLB advances and other borrowings	7,553	7,604	15,157
Subordinated debentures	27	(26)	1
Total interest-bearing liabilities	47,138	110,324	157,462
Increase (decrease) in net interest income	$(62,593)	$25,127	$(37,466)

Provision for Credit Losses

For the third quarter of 2023, the Company recorded a $3.9 million provision expense for credit losses, compared to a $1.5 million provision expense during the second quarter of 2023, and a $1.1 million provision expense during the third quarter of 2022. The provision expense for loans during the third quarter of 2023 was largely attributed to increases associated with economic forecasts, offset by lower loans held for investment. The provision expense for off-balance sheet commitments was attributable, in large part, to changes in economic forecasts, offset by lower unfunded commitments during the quarter. The provision expense for HTM investment securities was due to the changes in economic forecasts on HTM investment securities classified as municipal bonds during the quarter.

The provision expense for the second quarter of 2023 was largely attributed to increases associated with the impact of economic forecasts on loans and on HTM investment securities classified as municipal bonds, offset by lower loans held for investment and lower unfunded commitments. The provision expense for the third quarter of 2022 was reflective of a combination of factors, including increases due to specific reserves on two individually evaluated loans and higher unfunded commitments in the commercial and industrial (“C&I”) loan segment, partially offset by an overall decrease in loans held for investment and changes in the composition of the loan portfolio.

	Three Months Ended			Variance From
	September 30,	June 30,	September 30,	June 30, 2023		September 30, 2022
(Dollars in thousands)	2023	2023	2022	$	%	$	%
Provision for credit losses
Provision for loan losses	$2,517	$610	$546	$1,907	312.6%	$1,971	361.0%
Provision for unfunded commitments	1,386	1,003	549	383	38.2%	837	152.5%
Provision for HTM securities	15	(114)	(18)	129	(113.2)%	33	(183.3)%
Total provision for credit losses	$3,918	$1,499	$1,077	$2,419	161.4%	$2,841	263.8%

For the first nine months of 2023, the Company recorded a $8.4 million provision expense for credit losses, compared to a $2.0 million provision expense recorded for the first nine months of 2022. The provision expense for the first nine months of 2023 was driven principally by increases associated with changes in economic forecasts and changes in asset quality, partially offset by lower loans held for investment and lower unfunded commitments. The provision expense for the first nine months of 2022 was driven principally by loan growth and specific reserves on individually evaluated loans, as well as the impact of macroeconomic uncertainties, partially offset by a recapture for unfunded commitments largely due to changes in unfunded lending segment mix.

	Nine Months Ended		Variance From
	September 30,	September 30,	September 30, 2022
(Dollars in thousands)	2023	2022	$	%
Provision for credit losses
Provision for loans losses	$6,148	$4,560	$1,588	34.8%
Provision for unfunded commitments	2,200	(2,635)	4,835	(183.5)%
Provision for held-to-maturity securities	85	$69	$16	23.2%
Total provision for credit losses	$8,433	$1,994	$6,439	322.9%

Noninterest Income

The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended			Variance From
	September 30,	June 30,	September 30,	June 30, 2023		September 30, 2022
(Dollars in thousands)	2023	2023	2022	$	%	$	%
Noninterest income
Loan servicing income	$533	$493	$397	$40	8.1%	$136	34.3%
Service charges on deposit accounts	2,673	2,670	2,704	3	0.1%	(31)	(1.1)%
Other service fee income	280	315	323	(35)	(11.1)%	(43)	(13.3)%
Debit card interchange fee income	924	914	808	10	1.1%	116	14.4%
Earnings on bank owned life insurance	3,579	3,487	3,339	92	2.6%	240	7.2%
Net gain from sales of loans	45	345	457	(300)	(87.0)%	(412)	(90.2)%
Net gain (loss) from sales of investment securities	—	—	(393)	—	—%	393	100.0%
Trust custodial account fees	9,356	9,360	9,951	(4)	—%	(595)	(6.0)%
Escrow and exchange fees	938	924	1,555	14	1.5%	(617)	(39.7)%
Other income	223	2,031	1,023	(1,808)	(89.0)%	(800)	(78.2)%
Total noninterest income	$18,551	$20,539	$20,164	$(1,988)	(9.7)%	$(1,613)	(8.0)%

	Nine Months Ended		Variance From
	September 30,	September 30,	September 30, 2022
(Dollars in thousands)	2023	2022	$	%
Noninterest income
Loan servicing income	$1,599	$1,318	$281	21.3%
Service charges on deposit accounts	7,972	8,009	(37)	(0.5)%
Other service fee income	891	1,056	(165)	(15.6)%
Debit card interchange fee income	2,641	2,580	61	2.4%
Earnings on bank owned life insurance	10,440	9,800	640	6.5%
Net gain from sales of loans	419	3,087	(2,668)	(86.4)%
Net gain from sales of investment securities	138	1,710	(1,572)	(91.9)%
Trust custodial account fees	29,741	31,884	(2,143)	(6.7)%
Escrow and exchange fees	2,920	5,043	(2,123)	(42.1)%
Other income	3,515	3,764	(249)	(6.6)%
Total noninterest income	$60,276	$68,251	$(7,975)	(11.7)%

Noninterest income for the third quarter of 2023 was $18.6 million, a decrease of $2.0 million from the second quarter of 2023. The decrease was primarily due to a $1.8 million decrease in other income attributable to decreases in Community Reinvestment Act (“CRA”) investment income and income on other equity investments as well as various sundry fees.

During the third quarter of 2023, the Bank sold $1.2 million of SBA loans for a net gain of $45,000, compared to the sales of $78.0 million of non-relation-based C&I syndicated loans for a net gain of $345,000, and $1.5 million of nonperforming loans for no gain in the second quarter of 2023.

Noninterest income for the third quarter of 2023 decreased $1.6 million, compared to the third quarter of 2022. The decrease was primarily due to an $800,000 decrease in other income primarily due to lower income on CRA and other equity investments, a $617,000 decrease in escrow and exchange fees attributable to lower commercial real estate transaction activity, and a $595,000 decrease in trust custodial account fees resulting primarily from a decrease in custodial accounts.

For the first nine months of 2023, noninterest income totaled $60.3 million, a decrease from $68.3 million for the first nine months of 2022. The decrease was primarily related to a $2.7 million decrease in net gain from sales of loans, a $2.1 million decrease in trust custodial account fees resulting primarily from a decrease in custodial accounts, a $2.1 million decrease in escrow and exchange fees attributable to the lower transaction activity in the commercial real estate market, and a $1.6 million decrease in net gain from sales of investment securities.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended			Variance From
	September 30,	June 30,	September 30,	June 30, 2023		September 30, 2022
(Dollars in thousands)	2023	2023	2022	$	%	$	%
Noninterest expense
Compensation and benefits	$54,068	$53,424	$56,355	$644	1.2%	$(2,287)	(4.1)%
Premises and occupancy	11,382	11,615	12,011	(233)	(2.0)%	(629)	(5.2)%
Data processing	7,517	7,488	7,058	29	0.4%	459	6.5%
Other real estate owned operations, net	(4)	8	—	(12)	(150.0)%	(4)	(100.0)%
FDIC insurance premiums	2,324	2,357	1,461	(33)	(1.4)%	863	59.1%
Legal and professional services	4,243	4,716	4,075	(473)	(10.0)%	168	4.1%
Marketing expense	1,635	1,879	1,912	(244)	(13.0)%	(277)	(14.5)%
Office expense	1,079	1,280	1,338	(201)	(15.7)%	(259)	(19.4)%
Loan expense	476	567	789	(91)	(16.0)%	(313)	(39.7)%
Deposit expense	10,811	9,194	4,846	1,617	17.6%	5,965	123.1%
Amortization of intangible assets	3,055	3,055	3,472	—	—%	(417)	(12.0)%
Other expense	5,599	5,061	7,549	538	10.6%	(1,950)	(25.8)%
Total noninterest expense	$102,185	$100,644	$100,866	$1,541	1.5%	$1,319	1.3%

	Nine Months Ended		Variance From
	September 30,	September 30,	September 30, 2022
(Dollars in thousands)	2023	2022	$	%
Noninterest expense
Compensation and benefits	$161,785	$170,898	$(9,113)	(5.3)%
Premises and occupancy	34,739	35,792	(1,053)	(2.9)%
Data processing	22,270	19,658	2,612	13.3%
Other real estate owned operations, net	112	—	112	100.0%
FDIC insurance premiums	7,106	4,309	2,797	64.9%
Legal and professional services	14,460	12,772	1,688	13.2%
Marketing expense	5,352	5,647	(295)	(5.2)%
Office expense	3,591	3,793	(202)	(5.3)%
Loan expense	1,689	3,067	(1,378)	(44.9)%
Deposit expense	28,441	12,678	15,763	124.3%
Amortization of intangible assets	9,281	10,543	(1,262)	(12.0)%
Other expense	15,355	18,331	(2,976)	(16.2)%
Total noninterest expense	$304,181	$297,488	$6,693	2.2%

Noninterest expense totaled $102.2 million for the third quarter of 2023, an increase of $1.5 million compared to the second quarter of 2023, primarily due to a $1.6 million increase in deposit expense driven by higher deposit earnings credit rates, a $644,000 increase in compensation and benefits from higher payroll taxes and stock compensation, and a $538,000 increase in other expense, primarily due to higher charitable contributions, partially offset by a $473,000 decrease in legal and professional services, a $244,000 decrease in marketing expense, and a $233,000 decrease in premises and occupancy.

Noninterest expense increased by $1.3 million compared to the third quarter of 2022. The increase was primarily due to a $6.0 million increase in deposit expense driven by higher deposit earnings credit rates, partially offset by a $2.3 million decrease in compensation and benefits from reduced staffing levels and a $2.0 million decrease in other expense largely attributable to a client's unauthorized transaction incident in the same quarter last year.

The Company’s efficiency ratio was 59.0% for the third quarter of 2023, compared to 54.1% for the second quarter of 2023, and 48.3% for the third quarter of 2022. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest expense totaled $304.2 million for the first nine months of 2023, an increase of $6.7 million, or 2.2%, compared with the first nine months of 2022. The increase was driven primarily by a $15.8 million increase in deposit expense driven by growth in HOA deposits and higher deposit earnings credit rates, a $2.8 million increase in FDIC insurance premiums, a $2.6 million increase in data processing, and a $1.7 million increase in legal and professional services, partially offset by a $9.1 million decrease in compensation and benefits from reduced staffing levels and lower incentives, a $3.0 million decrease in other expense, primarily due to a client's unauthorized transaction incident in the same period last year referenced above, a $1.4 million decrease in loan expense, a $1.3 million decrease in amortization of intangible assets, and a $1.1 million decrease in premises and occupancy.

The Company’s efficiency ratio was 54.8% for the first nine months of 2023, compared to 49.3% for the first nine months of 2022. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Taxes

For the three months ended September 30, 2023, June 30, 2023, and September 30, 2022, income tax expense was $16.0 million, $20.9 million, and $26.0 million, respectively, and the effective income tax rate was 25.8%, 26.6%, and 26.1%, respectively. For the nine months ended September 30, 2023 and 2022, income tax expense was $59.7 million and $74.4 million, respectively, and the effective income tax rate was 26.4% and 26.2%, respectively. Our effective tax rate for the three and nine months ended September 30, 2023 differs from the 21% federal statutory rate due to the impact of state taxes as well as various permanent tax differences, including tax-exempt income from municipal securities, Bank Owned Life Insurance income, tax credits from low-income housing tax credit investments, Section 162(m) limitation on the deduction of executive compensation, and the exercise of stock options and vesting of other stock-based compensation.

The total amount of unrecognized tax benefits was $1.4 million at September 30, 2023 and December 31, 2022, and was comprised of unrecognized tax benefits related to the Opus acquisition in 2020. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $563,000 at September 30, 2023 and December 31, 2022. The Company does not believe that the unrecognized tax benefits will change significantly within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued for $168,000 and $89,000 of such interest at September 30, 2023 and December 31, 2022, respectively. No amounts for penalties were accrued.

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

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and the tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of September 30, 2023 and December 31, 2022.

FINANCIAL CONDITION

At September 30, 2023, assets totaled $20.28 billion, a decrease of $1.41 billion, or 6.5%, from $21.69 billion at December 31, 2022. The decrease was primarily due to a $1.41 billion decrease in total loans and a $336.7 million decrease in investment securities, partially offset by a $299.0 million increase in cash and cash equivalents.

Total liabilities were $17.42 billion at September 30, 2023, compared to $18.89 billion at December 31, 2022. The decrease of $1.47 billion, or 7.8%, from December 31, 2022 was primarily due to decreases of $1.34 billion in deposits and $200.0 million in FHLB term advances, partially offset by an increase of $75.0 million in other liabilities.

Total stockholders’ equity was $2.86 billion as of September 30, 2023, a $57.1 million increase from $2.80 billion at December 31, 2022. The increase in stockholders’ equity was primarily due to $166.2 million of net income, partially offset by $94.6 million in cash dividends and $23.4 million of other comprehensive loss.

To address the rising interest rate environment, dislocation in credit, funding, and capital markets, and industry-wide turmoil experienced during the first half of 2023, we took strategic actions to increase loan pricing and continued our commitment to conservative underwriting standards to manage the lower level of new loan demand, increase our deposit pricing to mitigate deposit outflows, further enhance our capital, and bolster our liquidity position by reducing the size of the AFS securities portfolio and adding retail deposits. As a result of our prudent and proactive capital and liquidity management, we were able to reduce FHLB term borrowings during the first quarter of 2023. During the third quarter of 2023, customer deposit flows continued to stabilize and enabled us to reduce brokered deposits while also maintaining ample liquidity levels. During the nine months ended September 30, 2023, we did not utilize either the Federal Reserve's discount window or the Bank Term Funding Program. We continued to prioritize capital accumulation over balance sheet growth in light of the uncertain economic outlook. The strength of our capital position provides us with greater optionality and flexibility in terms of balance sheet management.

Our book value per share increased to $29.78 at September 30, 2023 from $29.45 at December 31, 2022. At September 30, 2023, the Company’s tangible common equity to tangible assets ratio was 9.87%, an increase from 8.88% at December 31, 2022. Our tangible book value per share was $19.89, compared to $19.38 at December 31, 2022. The increases in tangible common equity ratio and tangible book value per share at September 30, 2023 from the prior year-end were primarily driven by net income, partially offset by dividends paid and the increase in other comprehensive loss from the impact of higher interest rates on our AFS securities portfolio. The decrease in tangible assets also contributed to the increase in tangible common equity ratio. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Loans

Loans held for investment totaled $13.27 billion at September 30, 2023, a decrease of $1.41 billion, or 9.6%, from $14.68 billion at December 31, 2022. The decrease was a result of lower loan originations due to our disciplined approach around credit risk management and loan pricing along with lower loan demand, partially offset by lower loan maturities and prepayments during the first nine months of 2023. The commercial line average utilization rate decreased from an average rate of 39.6% for the fourth quarter of 2022 to 36.2% for the third quarter of 2023. Since December 31, 2022, commercial loans decreased $642.3 million, investor loans secured by real estate decreased $497.9 million, business loans secured by real estate decreased $275.7 million, and retail loans decreased $3.3 million. The decline in loans from prior year-end reflects the strategic actions we have taken to maintain a disciplined approach to our loan production and pricing in order to manage our balance sheet and capital position, as well as prudent credit underwriting standards to manage the lower level of new loan demand.

The total end-of-period weighted average interest rate on loans, excluding fees and discounts, at September 30, 2023 was 4.76%, compared to 4.61% at December 31, 2022. The increase reflects the impact of higher rates on new originations and the repricing of floating rate loans as a result of the increases in benchmark interest rates.

Loans held for sale primarily represent the guaranteed portion of SBA loans, which the Bank originates for sale, and totaled $641,000 at September 30, 2023, a decrease of $2.0 million from $2.6 million at December 31, 2022.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio, and gives the weighted average interest rate by loan category at the dates indicated:

	September 30, 2023			December 31, 2022
(Dollars in thousands)	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
Investor loans secured by real estate
CRE non-owner-occupied	$2,514,056	18.9%	4.69%	$2,660,321	18.1%	4.51%
Multifamily	5,719,210	43.1%	3.93%	6,112,026	41.6%	3.86%
Construction and land	444,576	3.4%	9.11%	399,034	2.7%	8.24%
SBA secured by real estate	37,754	0.3%	9.19%	42,135	0.3%	7.61%
Total investor loans secured by real estate	8,715,596	65.7%	4.44%	9,213,516	62.7%	4.25%
Business loans secured by real estate
CRE owner-occupied	2,228,802	16.8%	4.32%	2,432,163	16.6%	4.22%
Franchise real estate secured	313,451	2.4%	4.73%	378,057	2.6%	4.75%
SBA secured by real estate	53,668	0.4%	8.85%	61,368	0.4%	7.45%
Total business loans secured by real estate	2,595,921	19.6%	4.46%	2,871,588	19.6%	4.36%
Commercial loans
Commercial and industrial	1,588,771	12.0%	6.84%	2,160,948	14.7%	6.32%
Franchise non-real estate secured	335,053	2.5%	4.97%	404,791	2.8%	4.91%
SBA non-real estate secured	10,667	0.1%	9.67%	11,100	0.1%	7.83%
Total commercial loans	1,934,491	14.6%	6.53%	2,576,839	17.6%	6.11%
Retail loans
Single family residential	70,984	0.5%	6.79%	72,997	0.5%	5.51%
Consumer	1,958	—%	6.62%	3,284	—%	6.29%
Total retail loans	72,942	0.5%	6.79%	76,281	0.5%	5.53%
Loans held for investment before basis adjustment (1)	13,318,950	100.4%	4.76%	14,738,224	100.4%	4.61%
Basis adjustment associated with fair value hedge (2)	(48,830)	(0.4)%		(61,926)	(0.4)%
Loans held for investment	13,270,120	100.0%		14,676,298	100.0%
Allowance for credit losses for loans held for investment	(188,098)			(195,651)
Loans held for investment, net	$13,082,022			$14,480,647

Total unfunded loan commitments	$2,110,565			$2,489,203
Loans held for sale, at lower of cost or fair value	641			2,643
______________________________
(1) Includes net deferred origination costs (fees) of $451,000 and $(1.9) million, and unaccreted fair value net purchase discounts of $46.2 million and $54.8 million as of September 30, 2023 and December 31, 2022, respectively.
(2) Represents the basis adjustment associated with the application of hedge accounting on certain loans. Refer to Note 11 – Derivative Instruments to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally initiate proceedings to pursue our remedies under the loan documents. For loans secured by real estate, we provide the required notices to the borrower and make any required filings, and commence foreclosure proceedings if necessary. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. At September 30, 2023, loans delinquent 30 or more days as a percentage of total loans held for investment was 0.08%, compared to 0.30% at December 31, 2022. The decrease in delinquent loans during the nine months ended September 30, 2023 was primarily due to decreases in loans that are 30-59 days past due and 90 days or more past due largely from loans returning to current status, payoffs, and charge-offs.

The following table sets forth delinquencies in the Company’s loan portfolio as of the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Loan Balance	# of Loans	Loan Balance	# of Loans	Loan Balance	# of Loans	Loan Balance
At September 30, 2023
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	1	$425	1	$425
SBA secured by real estate	—	—	1	332	1	420	2	752
Total investor loans secured by real estate	—	—	1	332	2	845	3	1,177
Business loans secured by real estate
CRE owner-occupied	—	—	—	—	3	4,695	3	4,695
SBA secured by real estate	—	—	—	—	2	1,173	2	1,173
Total business loans secured by real estate	—	—	—	—	5	5,868	5	5,868
Commercial loans
Commercial and industrial	10	2,677	7	143	1	233	18	3,053
SBA non-real estate secured	2	289	—	—	1	538	3	827
Total commercial loans	12	2,966	7	143	2	771	21	3,880
Retail loans
Consumer	1	1	—	—	—	—	1	1
Total retail loans	1	1	—	—	—	—	1	1
Total	13	$2,967	8	$475	9	$7,484	30	$10,926
Delinquent loans to loans held for investment		0.02%		—%		0.06%		0.08%

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Loan Balance	# of Loans	Loan Balance	# of Loans	Loan Balance	# of Loans	Loan Balance
At December 31, 2022
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	2	$4,429	2	$4,429
Multifamily	1	2,723	—	—	2	6,057	3	8,780
Total investor loans secured by real estate	1	2,723	—	—	4	10,486	5	13,209
Business loans secured by real estate
CRE owner-occupied	3	1,434	—	—	4	6,555	7	7,989
Franchise real estate secured	2	7,073	—	—	—	—	2	7,073
SBA secured by real estate	—	—	1	104	2	1,087	3	1,191
Total business loans secured by real estate	5	8,507	1	104	6	7,642	12	16,253
Commercial loans
Commercial and industrial	9	4,657	9	81	4	3,908	22	8,646
Franchise non-real estate secured	5	3,592	—	—	—	—	5	3,592
SBA non-real estate secured	—	—	—	—	1	589	1	589
Total commercial loans	14	8,249	9	81	5	4,497	28	12,827
Retail loans
Single family residential	2	1,057	—	—	—	—	2	1,057
Consumer	1	2	—	—	—	—	1	2
Total retail loans	3	1,059	—	—	—	—	3	1,059
Total	23	$20,538	10	$185	15	$22,625	48	$43,348
Delinquent loans to loans held for investment		0.14%		—%		0.16%		0.30%

Modified Loans to Troubled Borrowers

On January 1, 2023, the Company adopted ASU 2022-02, which introduces new reporting requirements for modifications of loans to borrowers experiencing financial difficulty, which the Company also refers to as modified loans to troubled borrowers (“MLTB”). An MLTB arises from a modification made to a loan in response to a borrower’s financial difficulty, in order to alleviate temporary impairments in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. GAAP requires that certain types of modifications be reported, which consist of the following:

•Principal forgiveness
•Interest rate reduction
•Other-than-insignificant payment delay
•Term extension
•Any combination of the above

Please also see Note 3 - Significant Accounting Policies to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional discussion on MLTBs.

As of September 30, 2023, the Company had two syndicated C&I participation loan modifications to one borrower experiencing financial difficulty totaling $13.0 million, the modification of which involved other-than-insignificant payment delays. During the three and nine months ended September 30, 2023, there were no MLTBs that had a payment default and had been modified within the 12 months preceding the payment default.

Troubled Debt Restructurings

Prior to the Company’s adoption of ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023, the Company, in infrequent situations, would modify or restructure loans when the borrower was experiencing financial difficulties by making a concession to the borrower. Such concessions typically were in the form of changes in the amortization terms, reductions in the interest rates, acceptance of interest-only payments, and, in very few cases, reduction of the outstanding loan balances. These loans were classified as troubled debt restructurings (“TDRs”). ASU 2022-02 eliminated the concept of TDRs in current GAAP, and therefore, beginning January 1, 2023, the Company no longer reports loans modified as TDRs following the Company’s adoption of ASU 2022-02 on January 1, 2023.

At December 31, 2022, the Company had five loans modified as TDRs totaling $16.1 million, which comprised three commercial real estate (“CRE”) owner-occupied loans and one C&I loan totaling $5.1 million belonging to one borrower relationship with the terms modified due to bankruptcy, and a franchise non-real estate secured loan for $11.0 million belonging to another borrower relationship with the terms modified for payment deferral. All TDRs were on nonaccrual status as of December 31, 2022. During the three and nine months ended September 30, 2022, the three CRE owner-occupied loans and one C&I loan classified as TDRs were in payment default after modification within the previous 12 months.

Credit Quality

We separate our loans by type, and we segregate the loans into various risk grade categories of “Pass,” “Special Mention,” “Substandard,” “Doubtful,” or “Loss.” Classified loans consists of those with a credit risk rating of substandard, doubtful, or loss. For additional information on the Company’s credit quality and credit risk grades, see Note 5 – Loans Held for Investment to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Classified loans totaled $149.3 million, or 1.12% of loans held for investment, at September 30, 2023, compared with $149.3 million, or 1.02% of loans held for investment, at December 31, 2022. As of September 30, 2023, we had non-relationship syndicated C&I participation loans to one lending relationship totaling $13.0 million being placed on nonaccrual status, consisting of two loans amounting to $8.0 million classified as substandard and two loans amounting to $5.0 million classified as doubtful. These loans were modified as MLTBs during the three months ended September 30, 2023. Subsequent to the loan modification, all loans were paid current as of September 30, 2023.

The following tables stratify the loan portfolio by the Company’s internal risk grading as of the dates indicated:

	Credit Risk Grades
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
September 30, 2023
Investor loans secured by real estate
CRE non-owner-occupied	$2,475,554	$7,005	$31,497	$—	$2,514,056
Multifamily	5,706,494	234	12,482	—	5,719,210
Construction and land	444,576	—	—	—	444,576
SBA secured by real estate	29,343	—	8,411	—	37,754
Total investor loans secured by real estate	8,655,967	7,239	52,390	—	8,715,596
Business loans secured by real estate
CRE owner-occupied	2,167,522	34,811	26,469	—	2,228,802
Franchise real estate secured	294,520	13,871	5,060	—	313,451
SBA secured by real estate	47,734	619	5,315	—	53,668
Total business loans secured by real estate	2,509,776	49,301	36,844	—	2,595,921
Commercial loans
Commercial and industrial	1,445,826	102,152	35,824	4,969	1,588,771
Franchise non-real estate secured	312,418	4,396	18,239	—	335,053
SBA non-real estate secured	9,676	—	991	—	10,667
Total commercial loans	1,767,920	106,548	55,054	4,969	1,934,491
Retail loans
Single family residential	70,983	—	1	—	70,984
Consumer loans	1,958	—	—	—	1,958
Total retail loans	72,941	—	1	—	72,942
Loans held for investment before basis adjustment (1)	$13,006,604	$163,088	$144,289	$4,969	$13,318,950

December 31, 2022
Investor loans secured by real estate
CRE non-owner-occupied	$2,647,607	$7,487	$5,227	$—	$2,660,321
Multifamily	6,089,836	12,667	9,523	—	6,112,026
Construction and land	399,034	—	—	—	399,034
SBA secured by real estate	33,161	—	8,974	—	42,135
Total investor loans secured by real estate	9,169,638	20,154	23,724	—	9,213,516
Business loans secured by real estate
CRE owner-occupied	2,363,719	2,351	66,093	—	2,432,163
Franchise real estate secured	352,645	18,036	7,376	—	378,057
SBA secured by real estate	55,865	118	5,385	—	61,368
Total business loans secured by real estate	2,772,229	20,505	78,854	—	2,871,588
Commercial loans
Commercial and industrial	2,093,726	31,273	35,949	—	2,160,948
Franchise non-real estate secured	368,013	27,583	9,195	—	404,791
SBA non-real estate secured	9,550	—	1,550	—	11,100
Total commercial loans	2,471,289	58,856	46,694	—	2,576,839
Retail loans
Single family residential	72,992	—	5	—	72,997
Consumer loans	3,257	—	27	—	3,284
Total retail loans	76,249	—	32	—	76,281
Loans held for investment before basis adjustment (1)	$14,489,405	$99,515	$149,304	$—	$14,738,224
______________________________
(1) Excludes the basis adjustment of $48.8 million and $61.9 million to the carrying amount of certain loans included in fair value hedging relationships at September 30, 2023 and December 31, 2022. Refer to Note 11 – Derivative Instruments to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Nonperforming Assets

Nonperforming assets consist of loans whereby we have ceased accruing interest (i.e., nonaccrual loans), other real estate owned (“OREO”), and other repossessed assets owned. Nonaccrual loans generally consist of loans that are 90 days or more past due and loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest.

Nonperforming assets decreased by $5.0 million to $25.9 million, or 0.13% of total assets, at September 30, 2023, compared to $30.9 million, or 0.14% of total assets, at December 31, 2022. At September 30, 2023, nonperforming assets consisted of nonperforming loans of $25.5 million and OREO of $450,000. At December 31, 2022, all nonperforming assets consisted of nonperforming loans.

At September 30, 2023, nonperforming loans totaled $25.5 million, or 0.19% of loans held for investment, a decrease from $30.9 million, or 0.21% of loans held for investment, at December 31, 2022.

OREO was $450,000 at September 30, 2023, compared to no OREO at December 31, 2022.

The Company had no loans 90 days or more past due and still accruing at September 30, 2023 and December 31, 2022.

The following table sets forth the composition of nonperforming assets at the dates indicated:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Nonperforming assets
Investor loans secured by real estate
CRE non-owner-occupied	$425	$4,429
Multifamily	—	8,780
SBA secured by real estate	1,242	533
Total investor loans secured by real estate	1,667	13,742
Business loans secured by real estate
CRE owner-occupied	8,826	11,475
SBA secured by real estate	1,173	1,191
Total business loans secured by real estate	9,999	12,666
Commercial loans
Commercial and industrial	13,254	3,908
SBA non-real estate secured	538	589
Total commercial loans	13,792	4,497
Total nonperforming loans	25,458	30,905
Other real estate owned	450	—
Total	$25,908	$30,905

Allowance for credit losses	$188,098	$195,651
Allowance for credit losses as a percent of total nonperforming loans	739%	633%
Nonperforming loans as a percent of loans held for investment	0.19%	0.21%
Nonperforming assets as a percent of total assets	0.13%	0.14%
MLTBs/TDRs included in nonperforming loans	$13,021	$5,051

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

The Company’s ACL includes assumptions concerning current and future economic conditions using reasonable and supportable forecasts from an independent third party. These economic forecast scenarios are based on past events, current conditions, and the likelihood of future events occurring. Management periodically evaluates economic scenarios used in the Company’s ACL model, and thus the scenarios as well as the assumptions within those scenarios, and whether to use a weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events. As of September 30, 2023, the Company’s ACL model used three weighted scenarios representing a base-case scenario, an upside scenario, and a downside scenario. The use of three weighted scenarios at September 30, 2023 is consistent with the approach used in the Company’s ACL model at June 30, 2023. The Company’s ACL model at September 30, 2023 includes assumptions concerning the rising interest rate environment, general uncertainty concerning future economic conditions, and the potential for future recessionary conditions. The Company has identified certain economic variables that have significant influence in the Company’s model for determining the ACL. These key economic variables include changes in the U.S. unemployment rate, U.S. real GDP growth, CRE prices, and the interest rates.

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

The following charts quantify the factors attributing to the changes in the ACL on loans held for investment for the three and nine months ended September 30, 2023 and September 30, 2022:

ACL change attributions ($ in millions)
For the three months ended September 30, 2023

$192.3
$16.2
$0.4
$(20.8)
$188.1
ACL for LHFI Balance June, 2023
Economic Forecast & Other Model Updates
Asset Quality
Loan Composition
ACL for LHFI Balance Sep, 2023
Increase
Decrease

ACL change attributions ($ in millions)[1]
For the three months ended September 30, 2022

$196.1
$(3.9)
$5.4
$(2.1)
$195.5
ACL for LHFI Balance June, 2022
Economic Forecast & Other Model Updates
Asset Quality
Loan Composition
ACL for LHFI Balance Sep, 2022
Increase
Decrease

ACL change attributions ($ in millions)
For the nine months ended September 30, 2023
$195.7
$32.8
$2.6
$(43.0)
$188.1
ACL for LHFI Balance Dec, 2022
Economic Forecast & Other Model Updates
Asset Quality
Loan Composition
ACL for LHFI Balance Sep, 2023
Increase
Decrease

ACL change attributions ($ in millions)[1]
For the nine months ended September 30, 2022

$197.8
$(10.0)
$2.1
$5.6
$195.5
ACL for LHFI Balance Dec, 2021
Economic Forecast & Other Model Updates
Asset Quality
Loan Composition
ACL for LHFI Balance Sep, 2022
Increase
Decrease

______________________________
(1) Certain factors attributing to the changes in the ACL for 2022 have been reclassified to conform to the 2023 presentation

At September 30, 2023, the ACL on loans was $188.1 million, a decrease of $4.2 million from $192.3 million at June 30, 2023. The decrease in the ACL for loans held for investment during the three months ended September 30, 2023 can be attributed to net charge-offs of $6.8 million, partially offset by $2.5 million in provision for credit losses. Charge-offs during the three months ended September 30, 2023 are largely attributed to one C&I lending relationship that already had a specific reserve as well as two syndicated C&I loans to one lending relationship that were modified with a partial charge-off. The ACL on loans held for investment decreased $7.6 million from $195.7 million at December 31, 2022. The decrease in the ACL for loans held for investment during the nine months ended September 30, 2023 can be attributed to net charge-offs of $13.7 million, partially offset by $6.1 million in provision for credit losses. Charge-offs during the nine months ended September 30, 2023 are largely attributed to two C&I lending relationships, one CRE non-owner-occupied lending relationship, and one CRE owner-occupied lending relationship.

The decrease in the ACL for loans held for investment during the three months ended September 30, 2022 of $526,000 was attributed to net charge-offs of $1.1 million, partially offset by $546,000 in provision for credit losses. The decrease in the ACL for loans held for investment during the nine months ended September 30, 2022 of $2.2 million was attributed to net charge-offs of $6.8 million, partially offset by a $4.6 million provision for credit losses. Charge-offs during the three months ended September 30, 2022 were largely attributed to one CRE non-owner-occupied relationship, while charge-offs during the nine months ended September 30, 2022 were attributed to one C&I lending relationship and one CRE non-owner-occupied lending relationship.

The Company maintains an ACL for off-balance sheet commitments related to unfunded loans and lines of credit, which is included in other liabilities of the consolidated statements of financial condition. The allowance for off-balance sheet commitments was $25.8 million at September 30, 2023, representing an increase of $1.4 million from $24.5 million at June 30, 2023, and an increase of approximately $2.2 million from $23.6 million at December 31, 2022. The provision expense for off-balance sheet commitments of $1.4 million during the three months ended September 30, 2023 was attributed, in large part, to changes in economic forecasts, partially offset by a decline in the balance of unfunded commitments. The provision expense during the nine months ended September 30, 2023 was largely attributed to economic forecasts, partially offset by changes in the mix of unfunded commitments between various loan segments, and a decrease in the balance of unfunded commitments.

The Company recorded a provision for credit losses on off-balance sheet commitments of $549,000 during the three months ended September 30, 2022, and a provision recapture for off-balance sheet commitments of $2.6 million during the nine months ended September 30, 2022. The provision for credit losses in the third quarter of 2022 was largely due to higher unfunded commitments in the C&I loan segment. The provision recapture during the first nine months of 2022 was largely reflective of slightly favorable macroeconomic forecasts reflected in the Company’s ACL model and changes in the mix of unfunded commitments between various loan segments.

For additional information on the provision for credit losses and ACL on loans and ACL for off-balance sheet commitments related to unfunded loans and lines of credit, refer to “Provision for Credit Losses” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6 – Allowance for Credit Losses to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q.

At September 30, 2023, the Company believes the ACL was adequate to cover current expected credit losses in the loan portfolio. However, no assurance can be given that we will not, in any particular period, sustain credit losses that exceed the amount reserved, or that subsequent evaluation of our loan portfolio, in light of prevailing factors, including economic conditions that may adversely affect our market area or other circumstances, will not require significant increases in the ACL. In addition, regulatory agencies, as an integral part of their examination process, periodically review our ACL and may require us to recognize changes to the ACL based on judgments different from those of management. Should any of the factors considered by management in evaluating the appropriate level of the ACL change, including the size and composition of the loan portfolio, the credit quality of the loan portfolio, as well as forecasts of future economic conditions, the Company’s estimate of current expected credit losses could also significantly change and affect the level of future provisions for credit losses.

The following table sets forth the Company’s ACL, its corresponding percentage of the loan category balance, and the percent of loan balance to total loans held for investment in each of the loan categories listed as of the dates indicated:

	September 30, 2023			December 31, 2022
(Dollars in thousands)	Amount	Allowance as a % of Segment	% of Total Loans	Amount	Allowance as a % of Segment	% of Total Loans
Investor loans secured by real estate
CRE non-owner-occupied	$31,583	1.26%	18.9%	$33,692	1.27%	18.1%
Multifamily	55,221	0.97%	43.1%	56,334	0.92%	41.6%
Construction and land	8,506	1.91%	3.4%	7,114	1.78%	2.7%
SBA secured by real estate	2,199	5.82%	0.3%	2,592	6.15%	0.3%
Total investor loans secured by real estate	97,509	1.12%	65.7%	99,732	1.08%	62.7%
Business loans secured by real estate
CRE owner-occupied	29,086	1.31%	16.8%	32,340	1.33%	16.6%
Franchise real estate secured	7,566	2.41%	2.4%	7,019	1.86%	2.6%
SBA secured by real estate	4,562	8.50%	0.4%	4,348	7.09%	0.4%
Total business loans secured by real estate	41,214	1.59%	19.6%	43,707	1.52%	19.6%
Commercial loans
Commercial and industrial	32,497	2.05%	12.0%	35,169	1.63%	14.7%
Franchise non-real estate secured	15,779	4.71%	2.5%	16,029	3.96%	2.8%
SBA non-real estate secured	472	4.42%	0.1%	441	3.97%	0.1%
Total commercial loans	48,748	2.52%	14.6%	51,639	2.00%	17.6%
Retail loans
Single family residential	491	0.69%	0.5%	352	0.48%	0.5%
Consumer loans	136	6.95%	—%	221	6.73%	—%
Total retail loans	627	0.86%	0.5%	573	0.75%	0.5%
Total (1)	$188,098	1.42%	100.0%	$195,651	1.33%	100.0%
______________________________
(1) Total loans utilized in the calculation of the ratio of ACL to total loans held for investment includes $48.8 million and $61.9 million as of September 30, 2023 and December 31, 2022, respectively, of the basis adjustment of certain loans included in fair value hedging relationships. Refer to Note 11 – Derivative Instruments to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

At September 30, 2023, the ratio of ACL to loans held for investment was 1.42%, an increase from 1.33% at December 31, 2022. Our unamortized fair value discount on the loans acquired totaled $46.2 million, or 0.35% of total loans held for investment, at September 30, 2023, compared to $54.8 million, or 0.37% of total loans held for investment, at December 31, 2022.

The following table sets forth the Company’s net charge-offs as a percentage to the average loans held for investment balances in each of the loan categories, as well as other credit related percentages at and for the periods indicated:

	Three Months Ended
	September 30, 2023			June 30, 2023			September 30, 2022
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Investor loans secured by real estate
CRE non-owner-occupied	$(51)	$2,547,595	—%	$2,591	$2,611,462	0.10%	$1,128	$2,767,511	0.04%
Multifamily	—	5,751,877	—%	72	5,845,595	—%	—	6,201,458	—%
Construction and land	—	424,498	—%	—	429,916	—%	—	359,352	—%
SBA secured by real estate	108	38,473	0.28%	—	39,212	—%	—	43,336	—%
Total investor loans secured by real estate	57	8,762,443	—%	2,663	8,926,185	0.03%	1,128	9,371,657	0.01%
Business loans secured by real estate
CRE owner-occupied	(12)	2,247,742	—%	195	2,312,704	0.01%	(19)	2,491,146	—%
Franchise real estate secured	—	314,310	—%	—	343,306	—%	—	383,124	—%
SBA secured by real estate	(128)	55,115	(0.23)%	(80)	59,033	(0.14)%	—	69,205	—%
Total business loans secured by real estate	(140)	2,617,167	(0.01)%	115	2,715,043	—%	(19)	2,943,475	—%
Commercial loans
Commercial and industrial	6,821	1,720,368	0.40%	56	1,873,094	—%	47	2,222,550	—%
Franchise non-real estate secured	(50)	341,418	(0.01)%	—	376,106	—%	—	407,141	—%
SBA non-real estate secured	64	11,841	0.54%	(59)	11,086	(0.53)%	(26)	12,718	(0.20)%
Total commercial loans	6,835	2,073,627	0.33%	(3)	2,260,286	—%	21	2,642,409	—%
Retail loans
Single family residential	—	70,679	—%	—	70,889	—%	(58)	75,888	(0.08)%
Consumer	—	2,123	—%	890	3,121	28.52%	—	3,844	—%
Total retail loans	—	72,802	—%	890	74,010	1.20%	(58)	79,732	(0.07)%
Total (1)	$6,752	$13,475,128	0.05%	$3,665	$13,926,258	0.03%	$1,072	$14,986,332	0.01%

Allowance for credit losses to loans held for investment			1.42%			1.41%			1.31%
Nonperforming loans to loans held for investment			0.19%			0.12%			0.41%
Allowance for credit losses to nonperforming loans			739%			1148%			323%
______________________________
(1) Average loan balance includes $50.9 million, $49.3 million, and $50.9 million of average basis adjustment of certain loans included in fair value hedging relationships for the three months ended September 30, 2023, June 30, 2023, and September 30, 2022, respectively. Refer to Note 11 – Derivative Instruments to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

	For the Nine Months Ended
	September 30, 2023			September 30, 2022
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Investor loans secured by real estate
CRE non-owner-occupied	$2,591	$2,593,463	0.10%	$1,128	$2,767,770	0.04%
Multifamily	289	5,877,859	—%	—	6,083,095	—%
Construction and land	—	425,005	—%	—	321,860	—%
SBA secured by real estate	108	39,560	0.27%	70	45,733	0.15%
Total investor loans secured by real estate	2,988	8,935,887	0.03%	1,198	9,218,458	0.01%
Business loans secured by real estate
CRE owner-occupied	2,334	2,310,584	0.10%	(33)	2,399,142	—%
Franchise real estate secured	—	344,588	—%	—	383,570	—%
SBA secured by real estate	(208)	58,506	(0.36)%	—	71,863	—%
Total business loans secured by real estate	2,126	2,713,678	0.08%	(33)	2,854,575	—%
Commercial loans
Commercial and industrial	7,789	1,876,199	0.42%	5,233	2,222,749	0.24%
Franchise non-real estate secured	(150)	370,829	(0.04)%	448	400,780	0.11%
SBA non-real estate secured	(1)	11,580	(0.01)%	6	12,578	0.05%
Total commercial loans	7,638	2,258,608	0.34%	5,687	2,636,107	0.22%
Retail loans
Single family residential	89	71,183	0.13%	(91)	79,683	(0.11)%
Consumer	860	2,829	30.40%	2	4,399	0.05%
Total retail loans	949	74,012	1.28%	(89)	84,082	(0.11)%
Total (1)	$13,701	$13,928,641	0.10%	$6,763	$14,756,427	0.05%

Allowance for credit losses to loans held for investment			1.42%			1.31%
Nonperforming loans to loans held for investment			0.19%			0.41%
Allowance for credit losses to nonperforming loans			739%			323%
______________________________
(1) Average loan balance includes $53.5 million and $36.8 million of average basis adjustment of certain loans included in fair value hedging relationships for the nine months ended September 30, 2023 and September 30, 2022, respectively. Refer to Note 11 – Derivative Instruments to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Investment Securities

We primarily use our investment portfolio for liquidity purposes, capital preservation, and to support our interest rate risk management strategies. Investments totaled $3.65 billion at September 30, 2023, a decrease of $336.7 million, or 8.4%, from $3.99 billion at December 31, 2022. The decrease in securities was primarily the result of $304.2 million in sales of AFS investment securities and $285.2 million in principal payments, fair value discounts from the AFS securities transferred to HTM, amortizations, and redemptions, partially offset by $245.7 million in purchases, and an AFS securities mark-to-market unrealized loss reduction of $7.1 million. In general, the purchase of investment securities is primarily related to investing excess liquidity from our banking operations. During the first nine months of 2023, we have maintained a portion of the AFS securities portfolio in highly-liquid, short-term securities. This strategy enhances our interest rate sensitivity profile to the current rate environment and provides us with the flexibility to quickly redeploy these funds into higher-yielding assets as opportunities arise. The effective duration of AFS securities portfolio was 3.3 years at September 30, 2023 and 3.1 years at December 31, 2022.

At September 30, 2023, AFS and HTM investment securities were $1.91 billion and $1.74 billion, respectively, compared to $2.60 billion and $1.39 billion, respectively, at December 31, 2022. AFS securities are carried at fair value with unrealized gains or losses on these securities recognized in stockholders’ equity as accumulated other comprehensive income or loss. HTM securities are carried at amortized cost.

During the first nine months of 2023, the Company transferred approximately $410.7 million of AFS collateralized mortgage obligations to HTM securities. The Company intends and has the ability to hold the securities transferred to maturity. The transfer of these securities was accounted for at fair value on the transfer date. These collateralized mortgage obligations securities had a net carrying amount of $360.3 million with pre-tax unrealized losses of $50.4 million, which are accreted into interest income as yield adjustments through earnings over the remaining term of the securities. The amortization of the related net after-tax unrealized losses reported in accumulated other comprehensive loss offsets the effect on interest income for the accretion of the unrealized losses associated with the transferred securities. No gains or losses were recorded at the time of transfer. The AFS securities transferred to HTM were investment grade with no credit-related issues as of the transfer date. The transfer of AFS securities to HTM was part of our management strategy to limit interest rate impact to accumulated other comprehensive loss. See Note 4 – Investment Securities to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q.

The ACL on investment securities is determined for both the AFS and HTM classifications of the investment portfolio in accordance with ASC 326 and evaluated on a quarterly basis. As of September 30, 2023 and December 31, 2022, the Company had an ACL of $128,000 and $43,000, respectively, for HTM investment securities classified as municipal bonds. The Company recognized $15,000 of provision expense for credit losses during the three months ended September 30, 2023 and $114,000 and $18,000 of provision recapture for HTM investment securities for the three months ended June 30, 2023 and September 30, 2022, respectively. The Company recognized $85,000 and $69,000 of provision for credit losses for the nine months ended September 30, 2023 and September 30, 2022, respectively. The Company had no ACL for AFS investment securities at September 30, 2023 and December 31, 2022.

The following table sets forth the fair value of AFS and the amortized cost of HTM investment securities as well as the weighted average yields on our investment security portfolio by contractual maturity as of the date indicated. Weighted average yields are an arithmetic computation of income within each maturity range based on the amortized costs of securities, not on a tax-equivalent basis.

	September 30, 2023
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Investment securities available-for-sale:
U.S. Treasury	$—	—%	$12,914	1.33%	$—	—%	$—	—%	$12,914	1.33%
Agency	78,561	2.32%	224,454	0.60%	84,760	1.42%	17,739	1.58%	405,514	1.14%
Corporate	12,974	5.81%	270,367	5.68%	221,467	3.18%	—	—%	504,808	4.47%
Collateralized mortgage obligations	—	—%	56,349	4.99%	162,195	2.99%	85,786	3.56%	304,330	3.49%
Mortgage-backed securities	5,538	3.47%	—	—%	410,229	1.16%	271,266	1.72%	687,033	1.41%
Total securities available-for-sale	97,073	2.85%	564,084	3.49%	878,651	2.03%	374,791	2.13%	1,914,599	2.44%
HTM investment securities:
Municipal bonds	$—	—%	$26,176	1.45%	$37,903	1.62%	$1,082,504	2.07%	$1,146,583	2.04%
Collateralized mortgage obligations	—	—%	116	5.70%	—	—%	341,122	4.17%	341,238	4.17%
Mortgage-backed securities	—	—%	—	—%	3,489	4.92%	230,392	1.94%	233,881	1.99%
Other	—	—%	—	—%	—	—%	16,292	2.84%	16,292	2.84%
Total HTM investment securities	$—	—%	$26,292	1.47%	$41,392	1.90%	$1,670,310	2.49%	$1,737,994	2.46%
Total securities	$97,073	2.85%	$590,376	3.40%	$920,043	2.02%	$2,045,101	2.42%	$3,652,593	2.45%

The following table presents the fair value of AFS and the amortized cost of HTM investment securities portfolios by Moody’s credit ratings at September 30, 2023.

(Dollars in thousands)	U.S. Treasury	Agency	Corporate Debt	Municipal Bonds	Collateralized Mortgage Obligations	Mortgage-backed Securities	Other	Total	%
Aaa - Aa3	$12,914	$405,514	$19,876	$1,146,583	$645,568	$920,914	$—	$3,151,369	86.2%
A1 - A3	—	—	309,129	—	—	—	—	309,129	8.5%
Baa1 - Baa3	—	—	175,803	—	—	—	16,292	192,095	5.3%
Total	$12,914	$405,514	$504,808	$1,146,583	$645,568	$920,914	$16,292	$3,652,593	100.0%

At September 30, 2023, 94.7% of the Company’s investment securities portfolio was rated “A1 - A3” or higher. We continue to monitor the quality of our investment securities portfolio in accordance with current financial conditions and economic environment.

Deposits.  At September 30, 2023, deposits totaled $16.01 billion, a decrease of $1.34 billion, or 7.8%, from $17.35 billion at December 31, 2022. The decrease in deposits included decreases of $549.0 million in money market/savings, $524.5 million in noninterest-bearing checking, $521.4 million in interest-bearing checking, and $189.5 million in brokered certificates of deposit, partially offset by an increase of $439.5 million in retail certificates of deposit. The deposits decrease was largely driven by clients redeploying funds into higher yielding alternatives, prepaying or paying down loans, and, to a lesser extent, shifting depositor behavior following the industry-wide turmoil experienced in the first half of 2023.

At September 30, 2023, non-maturity deposits totaled $13.25 billion or 82.8% of total deposits, a decrease of $1.59 billion, or 10.7%, from December 31, 2022. The decrease from the prior year-end was attributable to the management’s strategic deposits pricing to manage the increase in our deposit costs, competition for deposits, and reduced funding needs in the rapidly rising rate environment. Our non-maturity deposits reflect our well-diversified and relationship-focused business model that has resulted in 36.1% of noninterest-bearing checking deposits as a percent of total deposits as of September 30, 2023.

At September 30, 2023, maturity deposits totaled $2.75 billion, an increase of $250.0 million, or 10.0%, from December 31, 2022. The increase was primarily driven by the increase in retail certificates of deposit, offset in part by the decrease in brokered certificates of deposit.

The total end-of-period weighted average rate of deposits at September 30, 2023 was 1.52%, an increase from 0.79% at December 31, 2022, principally driven by higher pricing across all deposit categories and a greater mix of maturity deposits. At September 30, 2023, the end-of-period weighted average rate of non-maturity deposits was 0.96%, compared to 0.43% at December 31, 2022. While incorporating time deposits into our funding mix during the first half of 2023 increased our deposit costs in the near term, locking in the longer-term funding ahead of the Federal Reserve’s anticipated additional interest rate increases would provide more funding flexibility and help us control our overall funding costs going forward. During the third quarter of 2023, client deposit flows continued to stabilize in the face of significant pricing competition and we reduced brokered deposits by $489.5 million. Given the rising interest rate environment, for the near term, it is likely that deposit costs will continue to increase and the deposit pricing impact may lead to deposit balance fluctuations.

As of September 30, 2023, no individual depositor represented more than 1.1% of our total deposits, and our top 50 depositors represented 8.8% of our total deposits.

Our ratio of loans held for investment to deposits was 82.9% and 84.6% at September 30, 2023 and December 31, 2022, respectively.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates as of the last day of each period for each category of deposits presented:

	September 30, 2023			December 31, 2022
(Dollars in thousands)	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
Noninterest-bearing checking	$5,782,305	36.1%	—%	$6,306,825	36.4%	—%
Interest-bearing deposits:
Interest-bearing checking	2,598,449	16.2%	1.34%	3,119,850	18.0%	0.63%
Money market	4,556,574	28.5%	1.82%	4,946,019	28.5%	0.85%
Savings	317,008	2.0%	0.22%	476,588	2.7%	0.49%
Total non-maturity deposits	13,254,336	82.8%	0.96%	14,849,282	85.6%	0.43%
Time deposit accounts:
Less than 1.00%	130,670	0.8%	0.13%	398,777	2.3%	0.15%
1.00 - 1.99	22,804	0.1%	1.69%	193,529	1.1%	1.78%
2.00 - 2.99	73,508	0.5%	2.59%	431,042	2.5%	2.47%
3.00 - 3.99	474,962	3.0%	3.53%	645,228	3.7%	3.44%
4.00 - 4.99	1,325,205	8.3%	4.42%	834,543	4.8%	4.42%
5.00 and greater	725,962	4.5%	5.31%	—	—%	—%
Total time deposit accounts	2,753,111	17.2%	4.22%	2,503,119	14.4%	2.95%
Total deposits	$16,007,447	100.0%	1.52%	$17,352,401	100.0%	0.79%

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Uninsured deposits	$6,161,799	$5,756,162

At September 30, 2023, the Company’s FDIC-insured deposits as a percentage of total deposits was 62%. Insured and collateralized deposits comprised 66% of total deposits at September 30, 2023, which includes federally-insured deposits, $595.7 million of collateralized municipal and tribal deposits, and $70.0 million of privately insured deposits.

The estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $464.5 million at September 30, 2023 and $382.0 million at December 31, 2022. The following table sets forth the maturity distribution of the estimated uninsured time deposits:

(Dollars in thousands)	September 30, 2023	December 31, 2022
3 months or less	$224,876	$199,742
Over 3 months through 6 months	136,077	109,659
Over 6 months through 12 months	84,867	50,707
Over 12 months	18,726	21,903
Total	$464,546	$382,011

Borrowings.  At September 30, 2023, total borrowings amounted to $1.13 billion, a decrease of $199.5 million, or 15.0%, from $1.33 billion at December 31, 2022. Total borrowings at September 30, 2023 were comprised of $800.0 million of FHLB term advances and $331.7 million of subordinated debentures. The decrease in borrowings at September 30, 2023 as compared to December 31, 2022 was primarily due to the maturity of $200.0 million in FHLB term advances during the first quarter of 2023, partially offset by the amortization of the subordinated debt issuance cost. At September 30, 2023, total borrowings represented 5.6% of total assets and had an end-of-period weighted average rate of 4.09%, compared with 6.1% of total assets and an end-of-period weighted average rate of 3.72% at December 31, 2022.

At September 30, 2023, total subordinated debentures were comprised of the following:

•Subordinated notes of $60.0 million at a fixed rate of 5.75% due September 3, 2024 (the “Notes I”) and a carrying value of $59.9 million, net of unamortized debt issuance cost of $120,000. Interest is payable semiannually at 5.75% per annum;
•Subordinated notes of $125.0 million at 4.875% fixed-to-floating rate due May 15, 2029 (the “Notes II”) and a carrying value of $123.6 million, net of unamortized debt issuance cost of $1.4 million. Interest is payable semiannually at an initial fixed rate of 4.875% per annum. From and including May 15, 2024, but excluding the maturity date or the date of earlier redemption, the Notes II will bear interest at a floating rate equal to three-month term SOFR, plus a spread of 2.762% per annum, payable quarterly in arrears; and
•Subordinated notes of $150.0 million at 5.375% fixed-to-floating rate due June 15, 2030 (the “Notes III”) and a carrying value of $148.2 million, net of unamortized debt issuance cost of $1.8 million. Interest on the Notes III accrue at a rate equal to 5.375% per annum from and including June 15, 2020 to, but excluding, June 15, 2025, payable semiannually in arrears. From and including June 15, 2025 to, but excluding, June 15, 2030 or the earlier redemption date, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be three-month term SOFR, plus a spread of 517 basis points, payable quarterly in arrears.

For additional information about the subordinated debentures, see Note 8 – Subordinated Debentures to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q.

The following table sets forth certain information regarding the Company’s borrowed funds as of and during the periods indicated:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB advances	$800,000	3.59%	$1,000,000	3.19%
Subordinated debentures	331,682	5.31%	331,204	5.32%
Total borrowings	$1,131,682	4.09%	$1,331,204	3.72%

Weighted average cost of borrowings during the quarter	4.15%		3.62%
Borrowings as a percent of total assets	5.6%		6.1%

As of September 30, 2023, our unused borrowing capacity was $8.20 billion, which consisted of available lines of credit with FHLB and other correspondent banks as well as access through the Federal Reserve Bank's discount window and the Bank Term Funding Program. As a result of our proactive liquidity management, we were able to reduce FHLB borrowings by $200 million during the first quarter of 2023, and did not utilize either the Federal Reserve Bank's discount window or the Bank Term Funding Program.

The Company maintains additional sources of liquidity at the Corporation level. Our Corporation maintains a $25.0 million line of credit with U.S. Bank and had no outstanding balance against it at September 30, 2023 and December 31, 2022.

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

In addition to the interest payments on loans and investments as well as fees collected on the services we provide, our primary sources of funds generated during the first nine months of 2023 were from:

•Principal payments on loans held for investment of $1.13 billion; and
•Proceeds of $538.5 million from the sale, payment, or maturity of securities;

We used these funds to:

•Decrease deposits of $1.34 billion;
•Purchase investment securities of $245.7 million;
•Decrease FHLB borrowings of $200.0 million;
•Originate loans held for investment of $161.9 million; and
•Return capital to shareholders through $94.6 million in dividends.

Our most liquid assets are unrestricted cash, short-term investments, and unpledged AFS investment securities. The levels of these assets are dependent on our operating, lending, and investing activities during any given period. We endeavor to take a prudent, proactive approach to liquidity management, as evidenced by our balance-sheet-oriented initiatives throughout 2022 and 2023. At September 30, 2023, cash and cash equivalents totaled $1.40 billion. If additional liquidity is needed or otherwise desired as part of our liquidity management strategy, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve Board’s lending programs, brokered deposits, as well as loan and investment securities sales. As of September 30, 2023, the Bank had secured borrowing capacity with FHLB of $6.12 billion, of which $4.57 billion remained available for borrowing, based on collateral pledged of $7.90 billion at carrying value in qualifying loans, and we had $800.0 million in FHLB term borrowings. We also had a $1.26 billion line with the FRB discount window secured by investment securities, a $1.97 billion line with the FRB’s Bank Term Funding Program, unsecured lines of credit aggregating to $390.0 million with other correspondent banks from which to purchase federal funds, and AFS investment securities with the aggregate market value of $1.91 billion. Our unused borrowing capacity was $8.20 billion and the combined readily available liquidity with cash and cash equivalents of $1.40 billion was approximately $9.60 billion, with a coverage ratio of 174.7% to uninsured and uncollateralized deposits. In October 2023, in addition to the investment securities already pledged to the FRB discount window, the Bank also pledged $2.58 billion in qualifying loans under the FRB’s Borrower-in-Custody program and increased the borrowing capacity with the FRB discount window by $1.77 billion.

We believe our level of liquid assets is sufficient to meet current anticipated funding needs. As of September 30, 2023, our liquidity ratio was 20.3%, which is above the Company’s minimum policy requirement of 10.0%. The Company regularly monitors liquidity, models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

To the extent that 2023 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, FRB discount window and Bank Term Funding Program, unsecured lines of credit, or other sources.

The Bank maintains liquidity guidelines in the Company’s Liquidity Policy that permits the purchase of brokered deposit funds, in an amount not to exceed 15% of total deposits or 12% of total assets, as a secondary source for funding. At September 30, 2023, we had $1.23 billion in brokered deposits, which constituted 7.67% of total deposits and 6.05% of total assets at that date. During nine months ended September 30, 2023, the Bank added approximately $439.5 million in retail certificates of deposit, which are part of the interest rate risk management strategy to bolster our liquidity position and provide greater balance sheet flexibility.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations. During the nine months ended September 30, 2023, the Bank paid $168.0 million in dividends to the Corporation.

The Corporation maintains a line of credit of $25.0 million with U.S. Bank that will expire on September 26, 2024. The Corporation anticipates renewing the line of credit upon expiration. This line of credit provides an additional source of liquidity at the Corporation level. At September 30, 2023, the Corporation had no outstanding balances against this line.

During each of the first three quarters of 2023, the Corporation declared a quarterly dividend payment of $0.33 per share. On October 23, 2023, the Company's Board of Directors declared a $0.33 per share dividend, payable on November 13, 2023 to stockholders of record as of November 3, 2023. The Corporation’s Board of Directors periodically reviews whether to declare or pay cash dividends, taking into account, among other things, general business conditions, the Company’s financial results, future prospects, capital requirements, legal and regulatory restrictions, and such other factors as the Corporation’s Board of Directors may deem relevant.

On January 11, 2021, the Company’s Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock, representing approximately 5% of the Company’s issued and outstanding shares of common stock and approximately $150 million of common stock as of December 31, 2020 based on the closing price of the Company’s common stock on December 31, 2020. During the nine months ended September 30, 2023, the Company did not repurchase any shares of common stock. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

Our material cash requirements may include funding existing loan commitments, funding equity investments and affordable housing partnerships for low-income housing tax credit, withdrawal/maturity of existing deposits, repayment of borrowings, operating lease payments, and expenditures necessary to maintain current operations.

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs. The following schedule summarizes maturities and principal payments due on our contractual obligations, excluding accrued interest:

	September 30, 2023
(Dollars in thousands)	Less than 1 year	More than 1 year	Total
FHLB advances and other borrowings	$400,000	$400,000	$800,000
Subordinated debentures	59,880	271,802	331,682
Certificates of deposit	2,700,495	52,616	2,753,111
Operating leases	19,144	35,604	54,748
Affordable housing partnerships commitment	12,348	23,569	35,917
Total contractual cash obligations	$3,191,867	$783,591	$3,975,458

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

	September 30, 2023
(Dollars in thousands)	Less than 1 year	More than 1 year	Total
Loan commitments to extend credit	$1,356,752	$706,248	$2,063,000
Standby letters of credit	47,565	—	47,565
Total	$1,404,317	$706,248	$2,110,565

Since many commitments to extend credit are expected to expire, the total commitment amounts do not necessarily represent future cash requirements. For further information, see Note 15 - Off-Balance Sheet Arrangements, Commitments, and Contingencies to the Notes to the consolidated financial statements in the Company’s 2022 Form 10-K.

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

Final comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III,” became effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital requirements, which fully phased in by January 1, 2019, in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At September 30, 2023, the Company and Bank are in compliance with the capital conservation buffer requirement and exceeded the minimum common equity Tier 1, Tier 1, and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.00%, 8.50%, and 10.50%, respectively, and the Bank qualified as “well capitalized” for purposes of the federal bank regulatory prompt corrective action regulations. The regulatory capital ratios of the Company and Bank further strengthened at September 30, 2023 compared to the capital ratios at December 31, 2022.

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

For regulatory capital purposes, the Corporation’s subordinated debt is included in Tier 2 capital, the eligible amount of which is phased out by 20% of the original amount at the beginning of each of the last five years before maturity. See Note 8 – Subordinated Debentures to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

As defined in applicable regulations and set forth in the table below, the Corporation and the Bank continue to exceed the regulatory capital minimum requirements, and the Bank continues to exceed the “well capitalized” standards and the required conservation buffer at the dates indicated:

	Actual	Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer	Minimum Required For Well Capitalized Requirement
September 30, 2023
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	11.13%	4.00%	N/A
Common equity tier 1 capital ratio	14.87%	7.00%	N/A
Tier 1 capital ratio	14.87%	8.50%	N/A
Total capital ratio	17.74%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	12.42%	4.00%	5.00%
Common equity tier 1 capital ratio	16.59%	7.00%	6.50%
Tier 1 capital ratio	16.59%	8.50%	8.00%
Total capital ratio	17.66%	10.50%	10.00%

December 31, 2022
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	10.29%	4.00%	N/A
Common equity tier 1 capital ratio	12.99%	7.00%	N/A
Tier 1 capital ratio	12.99%	8.50%	N/A
Total capital ratio	15.53%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	11.80%	4.00%	5.00%
Common equity tier 1 capital ratio	14.89%	7.00%	6.50%
Tier 1 capital ratio	14.89%	8.50%	8.00%
Total capital ratio	15.74%	10.50%	10.00%

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

The following table shows the projected NII and net interest margin of the Company at September 30, 2023 and December 31, 2022, assuming instantaneous parallel interest rate shifts in the first month of the following quarter:

September 30, 2023
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
300	645,486	22,786	3.7	3.57
200	640,202	17,502	2.8	3.54
100	633,093	10,393	1.7	3.50
Static	622,700	—	—	3.44
-100	599,995	(22,705)	(3.6)	3.32
-200	569,128	(53,572)	(8.6)	3.15
-300	535,011	(87,689)	(14.1)	2.96

December 31, 2022
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
200	787,390	32,342	4.3	4.03
100	772,657	17,609	2.3	3.95
Static	755,048	—	—	3.86
-100	727,456	(27,592)	(3.7)	3.72
-200	681,562	(73,486)	(9.7)	3.49

The following table shows the EVE and projected change in the EVE of the Company at September 30, 2023 and December 31, 2022, assuming instantaneous parallel interest rate shifts in the first month of the following quarter:

September 30, 2023
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
300	3,290,008	(87,985)	(2.6)	19.18
200	3,356,730	(21,263)	(0.6)	18.99
100	3,403,117	25,124	0.7	18.66
Static	3,377,993	—	—	17.95
-100	3,288,581	(89,412)	(2.6)	16.93
-200	3,139,280	(238,713)	(7.1)	15.66
-300	2,924,831	(453,162)	(13.4)	14.14

December 31, 2022
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
200	3,910,396	9,655	0.2	20.39
100	3,949,678	48,937	1.3	19.95
Static	3,900,741	—	—	19.09
-100	3,770,385	(130,356)	(3.3)	17.88
-200	3,554,253	(346,488)	(8.9)	16.34

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 11, 2021, the Company’s Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock. The stock repurchase program may be limited or terminated at any time without notice. During the third quarter of 2023, the Company did not repurchase any shares of common stock.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the third quarter of 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 to July 31, 2023	—	$—	—	4,245,056
August 1, 2023 to August 31, 2023	—	—	—	4,245,056
September 1, 2023 to September 30, 2023	—	—	—	4,245,056
Total	—		—
Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2023, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6.  Exhibits

Exhibit 3.1	Second Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc. (1)
Exhibit 3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (1)
Exhibit 4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (2)
Exhibit 4.2	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the SEC upon request.
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page of Pacific Premier Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (contained in Exhibit 101)

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

PACIFIC PREMIER BANCORP, INC.,

Date:	October 26, 2023	By:	/s/ Steven R. Gardner
Steven R. Gardner
Chairman, Chief Executive Officer, and President
(Principal Executive Officer)

Date:	October 26, 2023	By:	/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)