Form 10-K
period 2023-12-31
PACIFIC PREMIER BANCORP INC
filed 2024-02-23
CIK 1028918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, was approximately $1.92 billion and was based upon the closing price per share as reported on the NASDAQ Stock Market as of June 30, 2023, the last business day of the most recently completed second fiscal quarter.

As of February 16, 2024, the Registrant had 95,863,119 shares outstanding.

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
•Adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity, and regulatory responses to these developments;
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
•The impact of recent or future changes in the Federal Deposit Insurance Corporation (“FDIC”) insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount;
•Changes in consumer spending, borrowing, and savings habits;
•The effects of having concentrations in our loan portfolio, including commercial real estate and the risks of geographic and industry concentrations;
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
•Geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, including the war between Russia and Ukraine, Israel and Hamas and overall tension in the Middle East, and trade tensions, all of which could impact business and economic conditions in the U.S. and abroad;
•Public health crises and pandemics and their effects on the economic and business environments in which we operate, including on our credit quality and business operations, as well as the impact on general economic and financial market conditions;
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

GENERAL DEVELOPMENT AND DESCRIPTION OF OUR BUSINESS

We are a California-based bank holding company incorporated in 1997 in the State of Delaware and a registered bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”). Our wholly-owned subsidiary, Pacific Premier Bank, is a California state-chartered commercial bank. The Bank is a member of the Federal Reserve System and of the Federal Home Loan Bank of San Francisco (“FHLB”), which is a member bank of the Federal Home Loan Bank System. The Bank’s deposit accounts are insured by the FDIC up to the maximum amount currently allowable under federal law. The Bank is currently subject to examination and regulation by the Federal Reserve and the Federal Reserve Bank of San Francisco (“FRB”), the California Department of Financial Protection and Innovation (“DFPI”), the Consumer Financial Protection Bureau (“CFPB”), and the FDIC.

We organize our business development activities and operations around three categories – commercial banking, non-fiduciary trust services, and consumer banking - and primarily conduct business throughout the Western Region of the U.S., with 58 full-service depository branches located in Arizona, California, Nevada, and Washington.

We offer a variety of banking products and services within our targeted markets in the Western U.S. tailored to small- and middle-market businesses, corporations, including the owners and employees of those businesses, professionals, real estate investors/operators, non-profit organizations, and consumers. We have developed nationwide specialty banking products and service offerings for homeowners’ associations (“HOA”) and HOA management companies. We provide commercial real estate escrow and tax-deferred exchange services through our Commerce Escrow division. Pacific Premier Trust provides individual retirement account (“IRA”) custodial and maintenance services and serves as a custodian for self-directed IRAs holding various asset classes.

At December 31, 2023, we had consolidated total assets of $19.03 billion, net loans of $13.10 billion, total deposits of $15.00 billion, and consolidated total stockholders’ equity of $2.88 billion. At December 31, 2023, the Bank was considered a “well capitalized” financial institution for regulatory capital purposes.

Our Strategic Focus

We strive to be an innovative, growth-oriented organization, focused on creating stockholder value through delivering consistent financial performance, developing franchise value, practicing sound risk management across the enterprise, and effectively and prudently managing capital and liquidity. We have a market presence and a core deposit base in several major metropolitan markets along the Western U.S.

We have been successful in developing what we believe to be a strong and diverse client base through our value-added approach to serving our customers. Throughout the dynamic and challenging operating environment over the past few years, we have leveraged our relationship-driven banking model to remain in regular contact with our clients, paying particular attention to their rapidly evolving needs and industry dynamics, while seeking opportunities to develop and expand new and existing client relationships.

Our business strategy is centered on leveraging our high-touch relationship banking model, our broad range of banking product and service offerings, and our investment in technology to drive profitable, risk-adjusted growth, and generate operational efficiencies. Throughout our history, we have accomplished our growth objectives through a two-pronged approach of organic growth and strategic acquisitions.

•Organic Growth. We offer a full suite of products and services to a wide range of businesses. Our organic growth initiatives are focused primarily on new and existing small- and middle-market business clients and to a lesser extent consumers. Our strategy is to leverage technology, apply our disciplined approach to business development, and provide best-in-class client service to reinforce our relationship-based business banking model and deepen our existing client relationships. We have designed our deposit products, digital banking platform, and treasury management services specifically with these clients in mind.

•Strategic Growth. We have successfully completed 11 acquisitions since 2011, with our most recent acquisition completed in June 2020. Through this strategic growth, we have expanded our customer base into new geographies and have diversified and enhanced the types of products and services we are able to offer, particularly with respect to specialty businesses.

While executing on our two-pronged approach to growth, we have maintained our focus on prudent liquidity, capital, and enterprise risk management. In addition, as our organization has grown in size, complexity, and geographic reach, our commitment to promoting a diverse, inclusive, and equitable environment for our professionals and the communities we serve has become increasingly important to our long-term success. We have incorporated Environmental, Social, and Governance (“ESG”) related initiatives that are focused on climate risk, human capital, diversity and inclusion, community development, and corporate governance, as part of our enterprise risk management framework. For additional information, please refer to our Corporate Social Responsibility report and related ESG disclosures available on the Pacific Premier Bancorp, Inc. Investors website at https://investors.ppbi.com. The information contained on our website is not part of this Annual Report on Form 10-K.

Commercial and Specialty Banking

We are committed to a customer-first approach to banking by offering clients a multi-channel solution to meet their depository and treasury management needs. We do this by integrating in-person experiences through client meetings with our relationship bankers and through our branch network, digital channels including online and mobile banking services, and through our call centers to ensure our clients’ banking needs are conveniently and efficiently met. Treasury management products and services are core to our commercial banking business, and we have developed a comprehensive suite of products and service to meet the needs of our clients. We believe this multi-channel approach to managing client relationships and delivering best in class service is a key differentiator for us and will continue to be a focus as we seek to expand the products and services we offer to new and existing clients.

•Commercial Banking. Our Commercial Banking teams are organized geographically and led by experienced regional bankers that have extensive market knowledge along with deep community business relationships. We offer a broad set of deposit, lending, and cash management services to meet the needs of small business, middle market, and corporate clients in a diverse set of industries throughout the markets we serve.

•Community Association Banking. Our HOA & Property Management Banking division focuses exclusively on serving the specialized banking needs of HOA and real estate management companies nationwide. These businesses require a high level of electronic banking services. Deposit products and services required by HOA and property management companies include specialized cash management, payment processing (including lockbox), remote capture, and Automated Clearing House (“ACH”) payment capabilities.

•Commerce Escrow. Our Commerce Escrow division provides a variety of real-property and non-real property escrow services, including the facilitation of Section 1031 exchange transactions.

•Pacific Premier Trust. Our Pacific Premier Trust division provides custodial services for clients with alternative assets held in qualified self-directed IRA accounts, including investments in private equity, real estate, notes, cash, and other non-exchange traded assets. Our Pacific Premier Trust division works with self-directed investors, financial institutions, capital raisers, and financial advisors to make tax-advantaged investments in alternative assets.

•Consumer Banking. For more than 20 years, we have focused predominantly on expanding our commercial banking business to create meaningful, long-term value for our clients, while also offering a relatively narrow set of consumer products and services. We believe there are accretive opportunities to leverage our commercial banking relationships to expand the reach of our consumer banking products and services to new consumer clients, including commercial client employees, residents surrounding our 58 branch offices, and other key demographics. We intend to meaningfully deepen the reach of our consumer products and services through more concerted marketing and outreach efforts by our relationship bankers through our branch network.

Leveraging Technology to Drive and Expand Banking Relationships

We are committed to leveraging technology to expand our suite of banking products and services and to enhance growth initiatives, while remaining mindful and vigilant of the enhanced risks certain technology-enabled activities (such as deposit gathering and electronic funds transfer) may present.

•Premier 360™. Over the past several years, we have continued to leverage investments in technology through integrating our proprietary Premier 360™ system, a Salesforce™ enabled platform, throughout the organization. This technology provides enhanced client and data management by optimizing the business development process and accelerating new client acquisition.

•Pacific Premier API Banking. We have invested in and developed the Pacific Premier API Banking platform, which connects and integrates cash management treasury functions through our clients’ existing financial software platforms. This platform enables greater automation, more efficiencies, and improved workflows, all of which enhance our customer experience.

•Online and Mobile Banking. Our online banking platform enhances our clients’ ability to efficiently and conveniently manage their accounts and cash management needs. We offer features such as mobile check deposit, positive pay dispositioning, wire approval, debit card management, and customized alerts. Our clients can view both current-day and prior-day balances and activities, transfer funds, review and disposition exceptions, and securely initiate international transactions.

Commercial Lending

We believe the effective execution of our long-term growth objectives has positioned us to provide a full complement of flexible and structured loan products tailored to meet the diverse lending and depository needs of our clients. Our primary lending business continues to focus on small- and medium-sized businesses and corporations through commercial business loans, lines of credit, Small Business Administration (“SBA”) loans, commercial real estate loans, agribusiness loans, and construction loans. Given our emphasis on risk management, during 2023, the level of new loan originations moderated compared to 2022, a direct result of continued uncertainty in the operating environment.

The graphic below shows the new loans held for investment originations for each quarter beginning with the fourth quarter of 2021 and ending with the fourth quarter of 2023:
•Commercial and Industrial (“C&I”).  We originate C&I loans secured by various business assets, including inventory, receivables, machinery, and equipment. Loan types include revolving lines of credit, term loans, seasonal loans, and loans secured by liquid collateral such as cash deposits or marketable securities. At December 31, 2023, C&I loans, totaled $2.11 billion, constituting 15.9% of our gross loans held for investment. At December 31, 2023, we had commitments to extend additional credit on C&I loans up to $1.43 billion.

•Commercial Owner-Occupied Real Estate Lending.  We originate business loans secured by owner-occupied commercial real estate (“CRE”), such as light industrial buildings, mixed-use commercial properties, and small office locations for professional services located in our primary market areas. These loans are underwritten and analyzed based on the businesses cash flows. While real estate secures these loans, real estate cash flows are not the primary source of repayment. At December 31, 2023, we had $2.50 billion of owner-occupied CRE secured loans, constituting 18.8% of our gross loans held for investment.

•Commercial Non-Owner-Occupied Real Estate Lending.  We originate loans that are secured by investor owned CRE, such as retail centers, small office locations, light industrial buildings, and mixed-use commercial properties located in our primary market areas. At December 31, 2023, we had $2.42 billion of non-owner-occupied CRE secured loans, constituting 18.2% of our gross loans held for investment.

•Multifamily Residential Lending.  We originate loans secured by multifamily residential properties (five units and greater) located in our primary market areas. A key focus for us is workforce housing (Class B and C multifamily properties), and not luxury or high end (Class A) properties. At December 31, 2023, we had $5.65 billion of multifamily real estate secured loans, constituting 42.5% of our gross loans held for investment.

•Construction Lending.  We originate loans for the construction of for-sale 1-4 family homes, multifamily residences, and CRE properties in our market areas. At December 31, 2023, construction loans totaled $452.8 million, constituting 3.4% of our gross loans held for investment.

•Other Commercial Lending. We provide SBA, U.S. Department of Agriculture (“USDA”), and franchise loans nationwide. We are approved to originate loans under the SBA’s Preferred Lenders Program. Franchise loans are made to experienced owner operators of quick service restaurants and include both C&I and Owner-Occupied CRE loans. At December 31, 2023, franchise loans totaled $624.2 million, constituting 4.7% of our gross loans held for investment, and SBA loans totaled $98.1 million, constituting less than 1% of our gross loans held for investment.

•Retail Banking. We do not originate traditional first lien home mortgage loans. We originate a limited number of consumer loans (generally for existing banking customers), which consist primarily of home equity lines of credit, small balance personal unsecured loans, and savings account secured loans. At December 31, 2023, retail loans totaled $74.7 million, constituting less than 1% of our gross loans held for investment.

Our Loan Portfolio

The graphic below shows the diversification of our loans held for investment totaling $13.29 billion as of December 31, 2023 by loan type:

We also have a granular and geographically diverse set of lending relationships. In the tables below, we show the segmentation and geographic dispersion of certain loan portfolios as of December 31, 2023.

Commercial & Industrial - C&I loans totaled $1.79 billion at December 31, 2023. This portfolio includes loans to small and middle market businesses across many industries predominantly throughout the Western U.S. as shown below:

(1) Distribution by North American Industry Classification System (NAICS)
(2) Based on state of primary real property collateral if available, otherwise borrower address is used. All California information is for respective county.

Commercial Real Estate Owner-Occupied - CRE owner-occupied loans totaled $2.19 billion at December 31, 2023. This portfolio includes loans to businesses located in job centers in a variety of different industries, with emphasis on metro markets and supporting suburbs, with a geography covering California and the Western U.S.:

(1) Distribution by North American Industry Classification System (NAICS)
(2) Based on state of primary real property collateral if available, otherwise borrower address is used. All California information is for respective county.

Commercial Real Estate Non-Owner-Occupied - CRE non-owner-occupied loans totaled $2.42 billion at December 31, 2023. We believe this loan portfolio is a well-balanced portfolio geographically and by property type:

(1) Based on state of primary real property collateral if available, otherwise borrower address is used. All California information is for respective county.

Multifamily - Multifamily loans totaled $5.65 billion at December 31, 2023. This loan portfolio has consistently produced solid risk-adjusted returns throughout varying economic cycles and these lending relationships consist of seasoned owners of multifamily properties with extensive operating experience. The loans are stratified by number of units and physical location below:

(1) Based on state of primary real property collateral if available, otherwise borrower address is used. All California information is for respective county.

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

The following chart depicts the increase in our tangible book value per share, which has more than doubled since 2013, reflecting successful execution of our overall growth strategy:

Tangible Book Value per Share with Cumulative Dividends

$5.84
$3.20
$4.52
$0.88
$1.91
$9.08
$10.12
$11.17
$12.51
$15.26
$16.97
$18.84
$18.65
$20.29
$19.38
$20.22
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
Tangible Book Value per Share
Dividends

For additional details, see “Non-GAAP measures” presented under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity

Deposits as a Primary Funding Source. Deposits represent our primary source of funds for our lending and investing activities. We have developed a diverse and stable customer base that has an average relationship tenure of 12.8 years as of December 31, 2023. At December 31, 2023, our total commercial and consumer deposits were $15.00 billion, comprised of approximately 157,000 accounts and cash held in 29,000 custodial accounts. Non-maturity deposits as a percentage of total deposits was 84.7% as of December 31, 2023. Through our commercial banking teams, 58 branches, electronic banking, and call-center delivery channels, we offer a broad array of deposit and treasury management products and services. In addition, we are able to generate deposits through our specialty business lines. Our HOA & Property Banking division oversaw approximately 38,400 client accounts and $2.43 billion in deposits, Pacific Premier Trust division had $16.9 billion in assets under custody with approximately 34,600 client accounts and $1.20 billion in deposits, and our Commerce Escrow division oversaw approximately $333.7 million in deposits at December 31, 2023. Additionally, we have access to brokered deposits to supplement our deposit levels.

The Bank is a member of the IntraFi Network (“IntraFi”), which allows banking customers to access FDIC insurance protection on deposits that exceed the FDIC insurance limit while receiving reciprocal deposits from other FDIC-insured banks. These reciprocal deposits acquired by the Bank through IntraFi, including both the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Service (“ICS”) programs, offer protection to depositors by fully insuring deposits with other network banks, thereby helping the Bank retain the full amount of the deposits on its balance sheet. It also enhances the Company’s funding stability.

The charts below show our deposit mix as of December 31, 2023 and our average cost of total deposits compared to the period-end Federal Funds Rate for each quarter beginning with the first quarter of 2022 and ending with the fourth quarter of 2023. This period represents the recent interest rate cycle when the Federal Reserve began increasing the target Federal Funds Rate in March 2022.

Securities Portfolio. A key part of our liquidity management strategy is investing in liquid, highly-rated municipal, mortgage-backed, agency, and U.S. Treasury securities. At December 31, 2023, our available-for-sale (“AFS”) securities totaled $1.14 billion, or 6% of total assets, with an effective duration of 0.7 years and approximately 93% of investments with a credit rating of “A1 - A3” or higher. In November 2023, we elected to reposition our AFS securities portfolio by selling $1.26 billion of securities for an after-tax realized loss of $182.3 million. With this transaction, we generated significant liquidity, which in turn, enabled us to reduce higher-cost wholesale funding sources by $817.0 million during the fourth quarter of 2023. This reduction was through both a $617.0 million decrease in brokered deposit balances and a $200.0 million prepayment of an FHLB term advance. The securities portfolio repositioning produced immediate results in the fourth quarter of 2023, benefiting net interest income and our net interest margin, while also resulting in capital ratios that remain among the strongest in the industry.

Access to Short-Term Borrowings. We strategically utilize short-term borrowings to manage our liquidity. The Bank maintains a line of credit with the FHLB that provides for advances totaling up to 30% of the Bank’s total assets. In addition, as of December 31, 2023, the Bank has unsecured lines of credit with seven correspondent banks for a total amount of $390.0 million, access through the Federal Reserve Bank’s discount window to borrow $2.93 billion secured by investment securities and qualifying loans, as well as access through the Bank Term Funding Program (“BTFP”) to borrow $953.5 million, which will be discontinued as of March 11, 2024. The Corporation also has access to short-term borrowings through a $25.0 million line of credit it maintains with another bank.

Liquidity Position. We have built our organization to be dynamic and adaptable to various operating environments. At different points in an economic cycle, we will enhance our liquidity position when we believe it to be appropriate. Our available liquidity at December 31, 2023, totaled approximately $9.91 billion, consisting of $1.23 billion of on-balance sheet liquidity and $8.68 billion of additional borrowing capacity. We believe we have a well-diversified and granular customer base with low-cost transaction deposits that represents our relationship-based business model. The total liquidity coverage ratio of 1.9x to uninsured and uncollateralized deposits(1) as of December 31, 2023, is depicted below:

*The Federal Reserve's BTFP is anticipated to expire as scheduled on March 11, 2024
(1) Uninsured and uncollateralized deposits estimated as total deposits less federally-insured deposits, $732.6 million of collateralized municipal      deposits, and $70.0 million of privately insured deposits

Strategically Accessing the Debt Capital Markets. We have a history of strategically and successfully accessing the capital markets to supplement our liquidity and capital. Most recently, in June 2020, the Corporation issued $150.0 million aggregate principal amount of 5.375% fixed-to-floating rate subordinated notes due 2030 in an underwritten public offering. This offering followed the Corporation’s May 2019 issuance of $125.0 million aggregate principal amount of 4.875% fixed-to-floating rate subordinated notes due 2029 in an underwritten public offering. Prior to that, the Corporation accessed the debt capital markets in 2014 with an issuance of $60 million aggregate principal amount of 5.75% subordinated notes due 2024 in a private placement consummated in 2014. We had an aggregate amount of subordinated indebtedness of approximately $331.8 million as of December 31, 2023.

Capital

Capital Levels. We continue to emphasize a risk management approach to capital management. Given the uncertain environment in the financial services industry since the pandemic, we have made capital accumulation a priority, and as of December 31, 2023, our capital ratios meaningfully increased compared to December 31, 2022 and 2021, ranking in the top quartile of the Keefe, Bruyette and Woods (“KBW”) Nasdaq Regional Banking Index.

17.29%
15.53%
14.32%
14.32%
14.62%
12.99%
12.99%
12.11%
12.11%
11.03%
10.08%
10.29%
Tier 1 Leverage Ratio
CET1 Ratio
Tier 1 Ratio
TRBC Ratio
4Q21
4Q22
4Q23

Dividend and Share Repurchase Programs. In light of our growth over the last two decades, we have enhanced our ability to generate capital through earnings. As a result, in January 2019, we announced the initiation of a quarterly cash dividend, which originated at $0.22 per share. Since then, we have increased the quarterly cash dividend amount four times, resulting in an annual cash dividend of $1.32 per share in 2023. In January 2024, the Company announced a quarterly cash dividend of $0.33 per share.

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

We have adopted a three-line defense model to control risk-taking. Our first line of defense – our business lines and support functions – identifies, assesses, monitors, and manages risk in these areas in accordance with established policies and procedures. Our second line of defense – independent risk management, including ERM, information security, internal loan review, BSA/AML and compliance functions – oversees the risk management activities of the first line of defense, and provides effective challenge to management’s decisions. Our third line of defense – Internal Audit – provides independent assurance to the Audit Committee of the Board on the design and effectiveness of our internal controls.

Credit Risk Management and Underwriting Standards. We have adopted credit policies that establish guidelines for originating loans, managing our credit-related objectives, risk tolerance and portfolio concentration thresholds, and complying with applicable regulatory and statutory requirements. Through these credit policies, we aim to strike a balance between our credit quality standards and our desire to maintain a prudent level of flexibility for our employees to structure loans that achieve our clients’ objectives. Our credit policies are maintained by Credit Administration, which is led by our Chief Credit Officer, who reports directly to our Chief Risk Officer. Our credit policies are reviewed by the Board at least annually.

We believe that our commitment to prudent credit risk management and underwriting standards allowed us to successfully navigate various periods of economic volatility. The graphics below show our non-performing assets, past due loans, classified loans, and net charge-offs, each as a percentage of total loans, for the fourth quarter in 2022 and each quarter in 2023.

As a California state-chartered commercial bank, we are subject to Section 1481 of the California Financial Code (the “Financial Code”), which establishes the rules that limit the aggregate amount of secured and unsecured loans to a single borrower and its related interests to 25% and 15%, respectively, of unimpaired capital and surplus. The eligibility of the personal property or collateral held as security is based on California regulations. Our credit policies establish internal lending limits below our $834.6 million legal lending limit for secured loans and $500.8 million legal lending limit for unsecured loans as of December 31, 2023. At December 31, 2023, our largest aggregate outstanding balance of loans to one borrower was $269.4 million, primarily comprised of an asset-based line of credit.

ESG Program Framework and Oversight. We are committed to integrating ESG considerations across our business practices and operations. Our priority is to mitigate risk and improve performance, while optimizing positive impact on our business, society, and the environment. Our commitment to ESG begins at the top with our Board of Directors. To assist in this effort, the Board has tasked the Nominating and Governance Committee (composed entirely of independent directors) with responsibility for overseeing the Company’s ESG strategy, policies, and related program, including climate-related risk. While the Nominating and Governance Committee is responsible for overall strategies, policies, and initiatives related to ESG, specific aspects of ESG are also overseen by other Board committees. For example, the Compensation Committee reviews and approves objectives relevant to named executive officers’ short-term incentive compensation, including consideration of strategic objectives that may include ESG-related initiatives. Climate and other ESG-related risks are integrated into our ERM framework, and the Enterprise Risk Management Committee reviews and discusses the results of our enterprise-wide Risk and Control Self-Assessment (“RCSA”), which we use to identify, assess, and report on risk exposures and the strength of our controls. The Audit Committee reviews ESG-related disclosures contained in our annual and quarterly reports. In addition, our full Board regularly receives reporting updates on our ESG program, initiatives, and progress.

Climate Risk Management

We recognize the significant potential impact climate change may have on us, our clients, employees, shareholders, and the communities we serve. We are cognizant of our responsibility to better understand the impact of our operations on global climate change, and are taking steps to help ensure our organization operates in a manner consistent with responsible environmental stewardship.

Physical Climate Risk. We are susceptible to losses and disruptions caused by fire (particularly in California, where we have a significant portion of our offices/branches), power shortages, telecommunications failures, water shortages, floods, and other extreme weather conditions. Climate change may contribute to or exacerbate these conditions. Our integrated business continuity management and disaster recovery programs oversee enterprise resilience and provide crisis management and oversight to ensure employee, technology, and workspace resilience.

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

Climate-Related Risk Identification, Assessment, and Oversight. Emerging risks such as climate risk are currently identified and assessed by our ERM team. Climate-related risks are incorporated in our enterprise-wide RCSA, which is a process we use to identify, assess, and report on risk exposures and the strength of controls. The RCSA also provides the basis for prioritizing risks and risk mitigation activities across business areas and risk categories. Results of the RCSA are used to drive management action plans and report key risks to executive management, the Enterprise Risk Committee, and the Board.

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

Human Capital Resource Management

Our culture is embodied in our Success Attributes: Achieve, Communicate, Improve, Integrity, and Urgency. We have managed our organization through significant challenges and delivered strong financial results, while at the same time supporting the well-being of our employees. We believe in the value of teamwork and the power of diversity. We expect and encourage participation and collaboration, and we understand that we need each other to be successful. We value accountability because it is essential to our success, and we accept responsibility to hold ourselves and others accountable for meeting stakeholder commitments and achieving exceptional standards of performance.

Staffing Model. Our goal is to provide our staff with careers instead of jobs. The majority of our staff are regular full-time employees. We also employ a small population of part-time employees. As of December 31, 2023, we had 1,345 full-time equivalent employees.

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

As of December 31, 2023, 51% of the Company’s employees in vice president and above roles were female and 47% of employees in vice president and above roles were from a minority group. At the management level, 57% of our managers were female and 43% of our managers were from a minority group. Aggregate percentage of women in our entire workforce was 60% and aggregate percentage of minority in our entire workforce was 57%.

Employee Engagement. We value the voice of our employees and encourage feedback and continual improvement. Partnering with Gallup, we conduct our annual employee engagement survey, reaffirming our commitment to ongoing assessment and improvement.

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
•Free mental health resources, coaching, and webinars
•Flexible healthcare and dependent care spending accounts
•Company paid seasonal flu vaccinations
•401(k) plan including a competitive company match
•Volunteer time off
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

The banking business is highly competitive. We compete for loans, deposits, 1031 exchange escrow services, self-directed IRA custodial services, and employees, among other things. Our most direct competition for loans comes from larger regional and national banks, diversified finance companies, and community banks that target the same customers as we do. In recent years, competition has increased from institutions not subject to the same regulatory restrictions as domestic banks and bank holding companies. Those competitors include nonbank specialty lenders, insurance companies, private investment funds, investment banks, financial technology companies, and other financial and non-financial institutions. The trend has been exacerbated in the current higher interest rate environment in 2023 as customer preferences continue to evolve.

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

Stock Information

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol “PPBI.” There are 150 million authorized shares of the Corporation’s common stock, with approximately 95.9 million shares issued and outstanding as of December 31, 2023. The Corporation has an additional 1.0 million authorized shares of preferred stock, none of which has been issued to date.

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

As a California state-chartered commercial bank and member of the Federal Reserve System, the Bank is subject to supervision, periodic examination, and regulation by the DFPI and the Federal Reserve. The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”), with federal deposit insurance coverage of $250,000 per depositor for all insured depository institutions (“IDIs”). As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over the Bank as well as all other FDIC insured institutions. If, as a result of an examination of the Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors, and ultimately, request the FDIC terminate the Bank’s deposit insurance. As a California-chartered commercial bank, the Bank is also subject to certain provisions of California law.

Legislative and regulatory initiatives, which necessarily impact the regulation of the financial services industry, are introduced from time to time. We cannot predict whether or when potential legislation or new regulations will be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations. The Dodd-Frank Act, by way of example, contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies. Some of the changes brought about by the Dodd-Frank Act have been modified by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018, signed into law on May 24, 2018. The Dodd-Frank Act has increased the regulatory burden and compliance costs of the Company. Moreover, bank regulatory agencies can be more aggressive in responding to concerns and trends identified in examinations, which could result in an increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management, and capital adequacy, as well as other safety and soundness concerns.

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

Under federal regulations, bank holding companies and banks must meet certain risk-based capital requirements. Effective as of January 1, 2015, Basel III required financial institutions to maintain a minimum “capital conservation buffer” on top of each of the minimum risk-based capital ratios to avoid restrictions on capital distributions such as dividends and equity repurchases and other payments such as discretionary bonuses to executive officers.

As the minimum capital conservation buffer fully phased-in on January 1, 2019, Basel III subjects banks to the following risk-based capital requirements:

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

The Basel III final framework provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Basel III also includes, as part of the definition of CET1 capital, a requirement that banking institutions include the amount of Accumulated Other Comprehensive Income (“AOCI”), which primarily consists of unrealized gains and losses on AFS securities, which are not required to be treated as other-than-temporary impairment, net of tax, in calculating regulatory capital. Banking institutions had the option to opt out of including AOCI in CET1 capital if they elected to do so in their first regulatory report following January 1, 2015. As permitted by Basel III, the Company and the Bank have elected to exclude AOCI from CET1.

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

We had outstanding subordinated debentures in the aggregate amount of $331.8 million, as of December 31, 2023. Of this amount, $271.9 million qualifies as Tier 2 capital for the Company.

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

In 2018, the federal bank regulatory agencies issued a variety of proposals and made statements concerning regulatory capital standards. These proposals touched on such areas as commercial real estate exposure, credit loss allowances under generally accepted accounting principles, and capital requirements for covered swap entities, among others. Public statements by key agency officials have also suggested a revisiting of capital policy and supervisory approaches on a going-forward basis. In July 2019, the federal bank regulators adopted a final rule that simplifies the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Corporation and the Bank, that are not subject to the advanced approaches requirements. The adoption of these regulations and supervisory approaches did not have an material impact on the Corporation’s or the Bank’s capital ratios, earnings, shareholder’s equity, or its ability to pay dividends, effect stock repurchases or pay discretionary bonus to executive officers.

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase-in over a three-year period the Day 1 adverse regulatory capital effects of Current Expected Credit Loss (“CECL”) accounting standard. Additionally, in March 2020, the U.S. federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years to provide regulatory relief to banking organizations to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the COVID-19 pandemic. The capital relief in the interim is calibrated to approximate the difference in allowances under CECL relative to the incurred loss methodology for the first two years of the transition period using a 25% scaling factor. The cumulative difference at the end of the second year of the transition period is then phased in to regulatory capital at 25% per year over a three-year transition period. The final rule was adopted and became effective in September 2020. The Company implemented the CECL model commencing January 1, 2020 and elected to phase in the full effect of CECL on regulatory capital over the five-year transition period.

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
As of December 31, 2023, the Bank and Corporation exceeded all regulatory capital requirements and exceeded the minimum CET 1, Tier 1, and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.0%, 8.5%, and 10.5%, respectively. See Note 2 – Regulatory Capital Requirements and Other Regulatory Matters of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of the Bank’s and Corporation’s capital ratios.

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

In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. In addition to requiring undercapitalized institutions to submit a capital restoration plan, bank regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment, and expansion into new lines of business. With certain exceptions, an IDI is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

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

Dividends.  It is the Federal Reserve’s policy that bank holding companies, such as the Corporation, should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Our annualized common equity cash dividend was $1.32 per share in 2023, consistent with $1.32 per share in 2022. On January 27, 2024, the Corporation's Board of Directors declared a $0.33 per share dividend, payable on February 16, 2024 to stockholders of record on February 9, 2024. The Corporation anticipates that it will continue to pay quarterly cash dividends in the future, although there can be no assurance that payment of such dividends will continue or that they will not be reduced. The payment and amount of future dividends remain within the discretion of the Corporation’s Board of Directors and will depend on the Corporation’s operating results and financial condition, regulatory limitations, economic and operating environment outlook, tax considerations, and other factors. Interest on deposits will be paid prior to payment of dividends on the Corporation’s common stock.

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

Approval of the Federal Reserve is required for payment of any dividend by a state chartered bank that is a member of the Federal Reserve, such as the Bank, if the total of all dividends declared by the bank in any calendar year would exceed the total of its retained net income for that year combined with its retained net income for the preceding two years. In addition, a state member bank may not pay a dividend in an amount greater than its undivided profits without regulatory and shareholder approval. The Bank is also prohibited under federal law from paying any dividend that would cause it to become undercapitalized.

The Corporation’s ability to declare and pay dividends is subject to the guidance set forth in Federal Reserve’s Supervision and Regulations letter 09-4 (“SR 09-4”). SR 09-4 heightens expectations that a BHC will inform and consult with Federal Reserve supervisory staff sufficiently in advance of declaring and paying a dividend that could raise safety and soundness concerns (e.g., declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid). BHC should serve as a source of managerial and financial strength to its subsidiary banks, and, consistent with this premise, hold capital commensurate with its overall risk profile. The board of directors of a BHC should assess carefully, among other things, capital adequacy and ensure that the dividend level is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios. As a general matter, the board of directors of a BHC should inform the Federal Reserve and should eliminate, defer, or significantly reduce the BHC’s dividends if (1) the BHC’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2) the BHC’s prospective rate of earnings retention is not consistent with the BHC’s capital needs and overall current and prospective financial condition; or (3) the BHC will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to do so could result in a supervisory finding that the organization is operating in an unsafe and unsound manner.

FDIC Insurance of Certain Accounts and Regulation by the FDIC.  The Bank is an FDIC insured financial institution whereby the FDIC provides deposit insurance for a certain maximum dollar amount per customer. The Bank, as is true for all FDIC insured banks, is subject to deposit insurance assessments as determined by the FDIC.

Under the FDIC’s risk-based deposit premium assessment system, the assessment rates for an IDI are determined by an assessment rate calculator, which is based on a number of elements that measure the risk each institution poses to the DIF. As a result of the Dodd-Frank Act, the calculated assessment rate is applied to average consolidated assets less the average tangible equity of the IDI during the assessment period to determine the dollar amount of the quarterly assessment. Under the current system, premiums are assessed quarterly and could increase if, for example, criticized loans and leases and/or other higher risk assets increase or balance sheet liquidity decreases. In addition, the FDIC can impose special assessments in certain instances. Deposit insurance assessments fund the DIF.

On October 18, 2022, the FDIC adopted a final rule that increased initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023. Due to the decline in the DIF reserve ratio below the statutory minimum of 1.35% as of June 30, 2020, caused by extraordinary growth in insured deposits during the first and second quarters of 2020, the FDIC established a Restoration Plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. This 2020 plan did not include an increase in the deposit insurance assessment rate. On June 21, 2022, however, the FDIC adopted an Amended Restoration Plan and notice of proposed rulemaking to increase the deposit insurance assessment rates as it was otherwise at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028. The proposed rule was adopted as final without change.

Also, in the final rule adopted on October 18, 2022, the FDIC incorporated Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures in the risk-based deposit insurance assessment system applicable to all large and highly complex IDIs. In March 2022, the FASB issued ASU 2022-02, which eliminates accounting guidance for troubled debt restructurings (“TDRs”) and introduces new disclosures and enhances existing disclosures concerning certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. The FDIC final rule amends the assessment regulations to include a new term, “modifications to borrowers experiencing financial difficulty,” in two financial measures—the underperforming assets ratio and the higher-risk assets ratio—used to determine deposit insurance assessments for large and highly complex IDIs. This final rule was effective January 1, 2023, and applicable to the first quarterly assessment period of 2023.

On November 16, 2023, the FDIC adopted a final rule on special assessment to recover the losses to the DIF from the protection of uninsured depositors following the closures of Silicon Valley Bank, Santa Clara, CA, and Signature Bank, New York, NY during March 2023. The assessment base for the special assessment is equal to an IDI’s estimated uninsured deposits, reported for the quarter that ended December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits from the IDI, or for IDIs that are part of a holding company with one or more subsidiary IDIs, at the banking organization level. The FDIC will collect the special assessment at an annual rate of approximately 13.4 basis points, over eight quarterly assessment periods. The FDIC retains the ability to cease collection early, extend the special assessment collection period, and impose a final shortfall special assessment to collect the difference between actual losses and the amounts collected after the receiverships for Silicon Valley Bank and Signature Bank terminate. The final rule will be effective April 1, 2024, with the first collection for the special assessment reflected on the invoice for the first quarterly assessment period of 2024 with a payment date of June 28, 2024.

Based on the current FDIC insurance assessment methodology, our FDIC insurance premium expense was $11.4 million for 2023, $5.8 million for 2022, and $5.3 million in 2021. FDIC insurance premium expense in 2023 includes $2.1 million for the FDIC special assessment.

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

In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an IDI should: (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset quality reports with adequate information for management and the Board to assess the level of asset risk.

Fair and Responsible Banking and the Community Reinvestment Act.  We consistently seek to maintain an integrated and comprehensive approach to compliance with all applicable federal and state consumer protection laws, regulations, and guidance through policies and programs designed to promote equality, fairness, and responsibility in all of our product and service offerings.

Fair and Responsible Banking - Fair and responsible banking concepts are core and fundamental to how we conduct our business. All employees are expected to treat everyone fairly, consistently, and equitably without regard to race, color, religion, national origin, age, sex, gender identity, marital status, sexual orientation, disability, familial status, veteran status, income derived from any public assistance program, or an applicant’s exercise of any right under the Consumer Protection Act. We offer our products and services in an honest, transparent, and responsible manner that include, but is not limited to:

• Responsible marketing and advertising	• Product/service development and oversight
• Sales practices	• Servicing and debt collection practices
• Complaint management	• Whistleblower program
• Privacy of information	• Employee training

Senior management level committees provide additional compliance related oversight along with our comprehensive internal policies, procedures, and management reporting mechanisms that provide results regularly to our Board of Directors.

Community Reinvestment Act - The Bank is subject to the regulatory requirements and reporting related to the Community Reinvestment Act (“CRA”). Federal banking regulators evaluate the record of a financial institution in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods. A bank’s compliance with its CRA obligations is based on a performance-based evaluation system, which bases CRA ratings on an institution’s lending, service, and investment performance, resulting in a rating by the appropriate bank regulator of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance.” Based on its last CRA examination in July 2021, the Bank received an “outstanding” rating. The federal banking agencies may take compliance with fair lending laws and practices, including CRA into account when regulating and supervising other activities.

On October 24, 2023, the federal regulatory agencies jointly issued a final rule to strengthen and modernize regulations implementing the CRA. Most of the rule’s requirements will be applicable beginning January 1, 2026. The remaining requirements, including the data reporting requirements, will be applicable on January 1, 2027. We have begun efforts to evaluate the impact of the new rule and to develop a strategy to ensure compliance.

Bank Secrecy Act and Money Laundering Control Act.  In 1970, Congress passed the Currency and Foreign Transactions Reporting Act, otherwise known as the Bank Secrecy Act (the “BSA”), which established requirements for recordkeeping and reporting by banks and other financial institutions. The BSA was designed to prevent criminals from using financial institutions to hide or launder money by identifying the source, volume, and movement of currency and other monetary instruments into, out of, and within the U.S. in order to help detect and prevent money laundering connected with drug trafficking, terrorism, and other criminal activities. The primary tools used to implement BSA requirements is the filing of Currency Transaction Reports and Suspicious Activity Reports. Today, the BSA requires that all banking institutions develop and provide for the continued administration of a program reasonably designed to assure and monitor compliance with certain recordkeeping and reporting requirements regarding both domestic and international currency transactions. These programs must, at a minimum, provide for a system of internal controls to assure ongoing compliance, provide for independent testing of the compliance program and such systems, designate individuals responsible for such compliance, and provide appropriate personnel training.

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

Federal and State Taxation

The Corporation and the Bank report their income on a consolidated basis using the accrual method of accounting and are subject to federal and state income taxation in the same manner as other corporations with some exceptions. For 2023, 2022, and 2021, the Company was subject to a federal income tax rate of 21.00%. State income tax rates the Company is subject to varies, based on jurisdiction. Most of the Company’s apportionment is attributable to California, which has a state income tax rate of 10.84%. The Company is currently not under examination in any major taxing jurisdiction.

ITEM 1A.  RISK FACTORS

Ownership of our common stock involves certain risks. The risks and uncertainties described below are not the only ones we face. You should carefully consider the risks described below, as well as all other information contained in this Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occurs, our business, financial condition, and/or results of operations could be materially and adversely affected.

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
•a decrease in the demand for loans and other products and services offered by us, particularly in light of the current higher interest rate environment;
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
•our ability to assess the creditworthiness of our customers may become less effective in controlling charge-offs; and
•reduced volumes of transactions that impact certain of our lines of business, such as transactions utilizing escrow services and 1031 exchange transactions.

In the wake of actions by government authorities and other parties to mitigate health risks associated with the COVID-19 pandemic, and fiscal and monetary policy measures used to mitigate the adverse effects of the pandemic on individual households and businesses, a number of macroeconomic challenges emerged, including without limitation inflation, supply chain issues, and labor market disruptions. Although inflation levels abated significantly in 2023, inflation, to the extent it persists, poses risk to the economy overall, and could pose direct or indirect challenges to our clients and to our business. Elevated inflation can impact our business customers through loss of purchasing power for their customers, leading to lower sales. Rising inflation can also increase input and inventory costs for our customers, forcing them to raise their prices or lower their profitability. Supply chain disruption, also leading to inflation, can delay our customers’ shipping ability, or timing on receiving inputs for their production or inventory. Inflation can lead to higher wages for our business customers, increasing costs. All of these inflationary risks for our business customer base can be financially detrimental, leading to increased likelihood that the customer may become delinquent or otherwise default on a loan. To the extent such conditions exist or worsen, we could experience adverse effects on our business, financial condition, and results of operations.

Financial markets may be adversely affected by the current or anticipated impact of military conflict, other geopolitical risk, and trade tensions. Military conflicts include military actions between Russia and Ukraine, Israel and Hamas, overall tension and conflict in the Middle East, and terrorism. Geopolitical risk is generally rising, with shipping incidents in the Red Sea causing losses and disruption to commercial shipping routes. In addition, trade tensions between the U.S. and China, the two largest global economies, increases economic uncertainty.

Adverse economic conditions in California, Washington, Oregon, Arizona, and/or Nevada, may cause us to suffer higher default rates on our loans and reduce the value of the assets we hold as collateral.

Our business activities and credit exposure are concentrated in California, and to a lesser extent the Western U.S., including Washington, Oregon, Arizona, and Nevada. Difficult economic conditions in these markets may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. In addition, demand for our products and services may decline. Declines in the real estate market could hurt our business because if real estate values were to decline, the collateral for our loans would provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans. The majority of our loans, approximately 59% of the aggregate outstanding principal as of December 31, 2023, are secured, at least in part, by real estate located within California.

While customer confidence in the banking system has improved considerably since the first half of 2023, risk related to disintermediation and uninsured deposits remain, and could continue to have a material effect on the Company’s operations and/or stock price.

The high-profile bank failures in the first half of 2023 generated significant market volatility among publicly-traded bank holding companies and, in particular, regional banks like Pacific Premier. The industry has stabilized since these failures and the customer confidence in the safety and soundness of smaller regional banks has improved considerably. Nevertheless, risks remain that customers may choose to invest in higher yielding and higher-rated short-term fixed income securities or maintain deposits with larger more systematically important financial institutions, all of which could materially and adversely impact our liquidity, loan funding capacity, net interest margin, capital, and results of operations. In addition, the banking operating environments and public trading prices of banking institutions can be highly correlated, in particular during times of stress, which could adversely impact the trading prices of our common stock and potentially, our results of operations. Separately, banking regulators have announced a more stringent supervisory posture after the bank failures.

Health crises have in the past, and could in the future, materially and adversely affect our business and our customers, counterparties, employees, and third-party service providers.

Pandemics, epidemics, or other health crises, including COVID-19, have had and could have repercussions that could impact household, business, economic, and market conditions, including in California and the Western U.S. where we conduct most of our business. These events have caused and could in the future, cause us to implement measures to combat such health crises, including restrictions impacting individual, including our current and potential investors and customers, and the manner in which business continues to operated. Additionally, our operations may be impacted by the need to close certain offices and limit how customers conduct business through our branch network. Health crises could impact our business, capital, liquidity, financial position, results of operations, and business prospects due to the potential effect on our customers, employees, and third-party service providers. In addition, health crises can lead to lingering impacts on economies and markets, for example, the unprecedented extent of economic stimulus during the COVID-19 pandemic that caused and/or exacerbated inflationary pressures.

MARKET RISKS

Interest rate changes, which are beyond our control, could harm our profitability.

Our profitability depends to a large extent upon net interest income, which is the difference between interest income and dividends we earn on interest-earning assets, such as loans and investments, and interest expense we pay on interest-bearing liabilities, such as deposits and borrowings. Any change in general market interest rates, whether as a result of changes in the monetary policy of the Federal Reserve or otherwise, may have a significant effect on net interest income and prepayments on our loans. After maintaining its federal funds rate target in a range of 0% to 0.25% from March 2020 until March 2022, as part of its efforts to combat inflation, the FOMC raised the federal funds target to a range of 4.25% to 4.5% between March 2022 and December 2022 and further continued the monetary tightening campaign throughout 2023 raising the benchmark rate to a range of 5.25% to 5.5%. Additionally, the FOMC began shrinking its balance sheet in June 2022 by reducing its holdings of Treasury and mortgage-backed securities. The actions of the FOMC have helped inflation trend down from near highs in early 2022 but it still remains above the FOMC’s 2% target. The Federal Reserve has indicated that the target rate may have reached its peak but continues to monitor the economic data to support rate cuts in 2024 and beyond. The myriad of Federal Reserve commentary has continued to complicate investors’ outlook, fueling volatility in the markets and a consensus on the timing of potential rate cuts for 2024. As a result, the economic outlook for 2024 will continue to be highly uncertain.

Our assets and liabilities may react differently to changes in overall interest rates or conditions. In general, higher interest rates are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. During the rising interest rate environment, adjustable rate loan holders have been motivated to pay off loans. Further, if interest rates decline, our fixed, higher-rate loans may be refinanced at lower rates or paid off and our investments may be prepaid earlier than expected. If that occurs, we may have to redeploy the loan or investment proceeds into lower yielding assets, which might also decrease our income. Additionally, the ratio of fixed to floating rate loans has an impact on the Bank’s income in a rising rate environment. The Bank closely monitors this ratio in assessing go-forward strategies with respect to loan originations. Additionally, the mixture of fixed to variable rate investment securities has an impact on the Bank’s earnings in a rising rate environment. Accordingly, changes in levels of market interest rates could materially and adversely affect our financial condition, loan origination volumes, net interest margin, results of operations, and profitability. Changes in interest rates also have a significant impact on the carrying value of certain of our assets, including loans, real estate, and investment securities, on our balance sheet.

We may incur debt in the future, and that debt may also be sensitive to interest rates. Further, federal monetary policy significantly affects credit conditions for us, as well as for our borrowers, particularly as implemented by the Federal Reserve, primarily through open market operations in U.S. government securities, the federal funds rate target, the discount rate for bank borrowings, and reserve requirements. A material change in any of these conditions could have a material impact on us or our customers (including borrowers), and therefore on our results of operations.

The Company’s modeling of its sensitivity to changes in interest rates is low in a rising interest rate environment and low-to-moderate in a falling rate environment based on the current profile of the Company’s loan portfolio and deposits. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk. If the interest rates on our loans increase comparably faster than the interest rate on our interest-bearing demand deposits, money market, and savings deposits, our core deposit balances may decrease as customers use those funds to repay higher cost loans. In addition, if we need to offer additional interest-bearing demand deposit products or higher interest rates on our current interest-bearing demand, money market, or savings deposit accounts in order to maintain current customers or attract new customers, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer competitive rates sufficient to retain these accounts, our core deposits may decrease, which would require us to seek alternative, higher cost funding sources or risk slowing our future asset growth. In these circumstances, our net interest income may decrease, which may adversely affect our financial condition and results of operations. As interest rates rise, our existing customers who have adjustable rate loans may see their loan payments increase and, as a result, may experience difficulty repaying those loans, which in turn could lead to higher losses for us. Increasing delinquencies, nonaccrual loans, and defaults lead to higher loan loss provisions, and potentially greater eventual losses that would lower our current profitability and capital ratios.

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

At December 31, 2023, $1.14 billion of our securities were classified as AFS with an aggregate net unrealized loss of $36.0 million. We increase or decrease stockholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our AFS securities portfolio, net of the related tax, under the category of accumulated other comprehensive income (loss). Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, book value per common share, and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the case of equity securities, which have no stated maturity, the declines in fair value may or may not be recovered over time.

At December 31, 2023, we had stock holdings in the FHLB totaling $19.4 million, $75.2 million in FRB stock, and $4.7 million in other stock. The stock held by us is evaluated for impairment under applicable accounting standards. In 2023, we did not recognize an impairment charge related to our stock holdings. There can be no assurance that future negative changes to the financial condition of the issuers may require us to recognize an impairment charge with respect to such stock holdings.

CREDIT RISKS

We may suffer losses in our loan portfolio, and those losses may exceed our allowance for credit losses.

Our total nonperforming assets amounted to $25.1 million, or 0.13% of our total assets, at December 31, 2023. We had $17.6 million of net loan charge-offs and reported a provision expense for loans losses of $14.4 million in 2023. If increases in our nonperforming assets occur in the future, our net loan charge-offs and/or provision for credit losses may also increase, which may have an adverse effect upon our financial condition and results of operations.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. These practices generally include guarantor and business capacity, obtaining full and/or partial personal guarantees from borrowers, history and prospects, analysis of a borrower’s available cash flow, cash flow projections (when appropriate), valuation of collateral based on reports of independent appraisers, and other metrics. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria but subsequently deteriorate, and these losses may exceed the amounts set aside as reserves in our ACL under the CECL methodology.

We estimate credit losses using the CECL methodology, which incorporates the use of and is reliant on reasonable and supportable forecasts of economic conditions and variables. As of December 31, 2023, economic variables that have significant influence in the model for determining ACL include, without limitation: changes in the U.S. unemployment rate, U.S. real GDP growth, CRE prices, and interest rates. Changes in one or more of these economic variables could have an impact on our ACL determination. Please refer to Item 7. Management’s

Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates. Because the CECL methodology is more dependent on future economic forecasts, assumptions, and models than the previous accounting standards, it may result in increases and add volatility to our ACL and future provisions for loan losses. The forecasts, assumptions, and models required by CECL are based upon third-party forecasts, subject to management’s review and adjustment in light of information currently available. Although we maintain an ACL at a level that we believe is adequate to absorb future expected credit losses under the CECL methodology, our ACL may not be adequate to absorb actual credit losses. Changes in economic, operating, and other conditions, including a sharp decline in real estate values as well as lower or higher interest rates (or a persistently higher-for-longer interest rate environment), which are beyond our control, may cause our actual loan losses to exceed our current allowance estimates, which could adversely affect our financial condition and results of operations.

In addition, the Federal Reserve and the DFPI, as part of their supervisory function, periodically review our credit loss reserves. Either agency may require us to increase our provision for loan losses or to recognize further loan losses, based on their judgments, which may be different from those of our management and could adversely affect our financial condition and results of operations.

Concentrations within our loan portfolio could result in increased credit risk in a challenging economy. For example, our focus on commercial lending and the concentration on small- and middle-market business customers, who can have heightened vulnerability to economic conditions.

While our loan portfolio is diversified across business sectors, it is concentrated in CRE and commercial business loans. As of December 31, 2023, our investor and business loans secured by real estate, including multifamily and CRE loans, amounted to $11.12 billion, or 83.7% of our total loan portfolio, and our commercial business loans amounted to $2.12 billion, or 16.0% of our total loan portfolio. At such date, our largest outstanding C&I loan balance was $264.1 million, which also belonged to our largest borrower relationship, and our largest outstanding CRE loan balance was $88.9 million. CRE and commercial business loans are in some respects considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. CRE and commercial business loans involve risks because the borrowers’ abilities to repay the loans typically depend primarily on the successful operation of the businesses or the properties securing the loans.

Most of the Company’s commercial business loans are made to small- or middle-market business customers who may have a heightened vulnerability to economic conditions. CRE valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates, and in many cases, the results of operations of businesses and other occupants of the real property. Deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which may increase our nonperforming assets, net loan charge-offs, and/or our provision for credit losses. In addition, as part of our proactive approach to credit risk management, we may determine to sell deteriorating loans at a discount. Increases in our nonperforming assets, net loan charge-offs, our provision for credit losses, and/or the sale of deteriorating loans, in each case in our commercial business and/or CRE loan portfolios, may adversely affect our financial condition and results of operations.

In addition, federal and state banking regulators are examining CRE lending activity with increasingly heightened scrutiny and may require banks with higher levels of CRE loans to implement more stringent underwriting, internal controls, risk management policies, and portfolio stress testing. Because a significant portion of our loan portfolio is comprised of CRE loans, the banking regulators may require us to maintain higher levels of capital than we would otherwise be expected to maintain, which could impact our business strategy, financial condition, and results of operations.

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

We are subject to capital adequacy standards and liquidity rules, and a failure to meet these standards could adversely affect our financial condition.

The Corporation and the Bank are each subject to capital adequacy and liquidity rules and other regulatory requirements specifying minimum amounts and types of capital that must be maintained. From time to time, the regulators implement changes to these regulatory capital adequacy and liquidity rules. If we fail to meet these minimum capital and liquidity rules and other regulatory requirements, we may be restricted in the types of activities we may conduct and may be prohibited from taking certain capital actions, such as paying dividends, making payments on other capital instruments, paying executive bonuses, and repurchasing or redeeming the Corporation’s common stock.

RISK RELATED TO RISK MANAGEMENT

We are exposed to risks related to cybersecurity, data privacy, and fraud.

We collect and store sensitive data, including our proprietary business information and that of our customers, suppliers, business partners, and personally identifiable information of our customers and employees in the ordinary course of our business. The Company is continuously enhancing and expanding our digital products and services, which often include storing, transmitting, and processing confidential client, employee, monetary, and business information. Despite instituted safeguards and monitoring our information systems, our network, digital platforms, or third-party services could be vulnerable to unauthorized access, cyber-attacks by hackers, or breaches due to employee error or misconduct, or other disruptions such as computer viruses, malicious software, ransomware, phishing schemes, fraud activities, and hardware or software failures..

We have robust preventive, detective, and administrative safeguards and security controls to help protect, identify, and mitigate against the disruptions of our operations, the intentional and unintentional misappropriation or corruption of our information systems and information, and a material event. However, the legal, regulatory, and threat landscape regarding information security, cybersecurity, and data privacy is dynamic, increasingly demanding, and challenging. Cybersecurity and the continued development and enhancement of controls, processes, and practices designed to protect systems, computers, software, data, client information, and networks against the threat of security breaches, fraud, cyber-attacks, ransomware, social engineering, and computer malware attacks, damage, or unauthorized access remain a priority for the Company. As risks associated with cybersecurity threats constantly evolve and become more sophisticated generally, we may be required to incur significant costs to enhance, modify, and refine our protective measures against these evolving threats and to respond to such threats.

Our risk and exposure to cyber threats to our information systems, as well as those of our third-party vendors, remain heightened because of, among other things, the evolving nature of these threats, the continuation of a remote work environment for our employees and service providers, and our plans to continue to implement and expand digital banking services, expand operations, and use third-party information systems that include cloud-based infrastructure, platforms, and software. The measures that we implement to reduce and mitigate these risks may not be effective, and there can be no assurance that our efforts will prevent breakdowns, intrusions, incidents, or breaches of our or our third-party vendors’ information systems. Security breaches, cybersecurity incidents, or loss of information may result in business interruptions, exposure of proprietary or confidential information, data corruption, fines and penalties, potential liabilities from regulatory or third-party investigations, litigation costs, remediation costs, diversion of management attention, and the negative impact on our reputation and loss of clients’ confidence. During 2023, we experienced a compromise to our data in the custody of a third-party vendor we use for certain tax and regulatory compliance services. The incident did not impact our own information systems. For further information regarding this incident, please see our Current Report on Form 8-K filed on July 25, 2023. Client disclosure and notification and credit monitoring expenses resulting from the incident were borne by the third party. We incurred other expenses related to the incident, including fees of advisors, which in the aggregate were not material.

In addition, the Company’s clients and vendors rely on technology and systems unmanaged by the Company, such as networking devices, server infrastructure, personal computers, smartphones, tablets, and other mobile devices, to contact and conduct business with the Company. If the devices of the Company’s clients or vendors become the target of a cyber-attack, or security breach, it may result in business interruptions or unauthorized access to, misuse of, or loss of confidential client, employee, monetary, or business information. Threat actors using improperly obtained personal or financial information of consumers can attempt to obtain loans, lines of credit, or other financial products from the Company, or attempt to fraudulently persuade the Company’s employees, clients, or other users of the Company’s systems to disclose confidential information in order to gain improper access to the Company’s information and information systems. We also face additional costs when our customers become the victims of cyber-attacks. For example, various retailers have reported that they have been the victims of a cyber-attack in which large amounts of their clients’ data, including debit and credit card information, is obtained. Our clients may be the victims of phishing scams, providing cybercriminals access to their accounts, or credit or debit card information. In these situations, we incur costs to replace compromised cards and address fraudulent transaction activities affecting our clients.

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

In addition, the growing reliance on artificial intelligence (“AI”) technologies by vendors, business partners, and technology solutions or applications introduces additional risks, including but not limited to: Algorithmic Bias that may result in unintended discriminatory outcomes and harm our reputation, loss of proprietary and confidential information through use of AI technologies, unauthorized access or breaches of data could compromise the integrity of our systems with AI dependency, evolving regulations and legal frameworks surrounding AI may pose challenges leading to legal and financial consequences for non-compliance, and protecting the intellectual property associated with AI technologies may be challenging, and unauthorized use or infringement by third parties could bring harm to our competitive position or reputation.

The occurrence of any of the foregoing risks could result in a reduced ability to operate our business, additional costs, potential liability to clients, and reputational harm, any of which could adversely affect our business, financial condition, and results of operations.

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

We are based in Irvine, California and, at December 31, 2023, approximately 59% of the aggregate outstanding principal of our loans was tied to businesses or secured at least in part by real estate located in California. In addition, the computer systems that operate our internal computer network, our internet websites, and some of their back-up systems are located in Atlanta, Georgia and Las Vegas, Nevada. Historically, California has been vulnerable to natural disasters, such as earthquakes, wildfires, floods, mudslides, and droughts. Certain of these natural disasters may be exacerbated by changing climate conditions.

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

Our operations are subject to various laws and regulations, as well as regulatory oversight by various federal and state authorities. Federal and state banking regulators have significant discretion and authority to prevent or remedy what they perceive to be unsafe or unsound practices or violations of laws or regulations by financial institutions and bank holding companies in the performance of their supervisory and enforcement duties. Such discretion and authority have been an area of focus after the regional bank failures in 2023, and regulators are expected to increase their exercise of regulatory authority and requirement of remedial actions. The exercise of regulatory authority by one or more of these agencies could have a negative impact on our financial condition and results of operations. Additionally, in order to conduct certain activities, including acquisitions, we are required to obtain regulatory approval. There is no assurance that any required approvals will be obtained, or obtained without conditions or on a timeframe acceptable to the Company.

The laws, rules, and regulations applicable to us are subject to regular modification and change. Regulations affecting banks and other financial institutions, such as the Dodd-Frank Act, are continuously reviewed and change frequently. The ultimate effect of such changes cannot be predicted. Compliance with such regulations and laws may increase our costs and limit our ability to pursue business opportunities. Further, personnel changes in elected and appointed government officials, may result in an evolving regulatory agenda, which could increase bank regulation and associated costs of regulatory compliance, and introduce new risks, complexities, and uncertainties. There can be no assurance that laws, rules, and regulations will not be proposed or adopted in the future, which could (i) make compliance much more difficult or expensive, (ii) restrict our ability to originate, modify, broker, or sell loans or accept certain deposits, (iii) restrict our ability to collect on defaulted loans or foreclose on property securing loans, (iv) further limit or restrict the amount of commissions, interest, or other charges earned on loans originated or sold by us, or (v) otherwise materially and adversely affect our business or prospects for business. These risks could affect our deposit acquisition and the performance and value of our loan and investment securities portfolios, which could negatively affect our financial condition and results of operations.

Banking regulators have announced a more stringent supervisory posture after several bank failures in the first half of 2023. This heightened regulatory focus brings other meaningful risks to us and smaller regional banks that may be held to higher standards in the past, and may need to expend greater management time and resources to adequately satisfy those standards. In addition, the banking operating environment and public trading prices of banking institutions can be highly correlated, in particular during times of stress, which could adversely impact the trading prices of our common stock and potentially, our results of operations.

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

We are subject to a dynamic regulatory landscape with evolving laws and regulations governing privacy, information security, and data protection, including the Gramm-Leach-Bliley Act. Compliance with these requirements includes, among other things, privacy disclosure processes, maintenance of a robust information security program with stringent controls. The intricate nature of these laws and their constant evolution introduces the potential for change, which could lead us to incur substantial costs and have a significant impact on our current and planned privacy, data protection, and information security-related practices.

In addition to the risks from the collection, use, retention, security, and transfer of data, we are also subject to specific obligations relating to information considered sensitive under applicable laws, such as the California

Consumer Privacy Act of 2018, which came into effect on January 1, 2020, and bolstered by amendments contained in the California Privacy Act effective January 1, 2023. The original California Consumer Privacy Act, as enlarged and amended, provides businesses, employees, and consumers privacy rights regarding the use and sharing practices associated with their collected data, allows consumers to opt out of certain data sharing with third parties, and allows consumers to pursue litigation for certain non-compliance activities.

Our regulators also hold us responsible for privacy and data protection obligations performed by our third-party service providers while providing services to us, as well as disclosures and notifications during a cyber or information security incident. The introduction of new laws or modification of existing laws not only increase our costs of compliance but also present challenges to our privacy-related enforcement activities and business operations. This may be in the form of increased technology costs, potential income reduction and could restrict our ability to provide certain products and services. Our failure to comply with privacy, data protection, and information security laws could trigger significant regulatory or governmental investigations and we can be liable for associated investigatory expense, litigation costs, fines, sanctions, and damage to our reputation. Such outcomes could have material adverse effects on our business, financial condition, and results of operations.

RISKS RELATED TO COMPETITION

Our ability to attract and retain qualified employees is critical to our success.

Our employees are our most important resource. Competition for qualified personnel is intense in many areas of the financial services industry. We endeavor to attract talented and diverse new employees and retain and motivate our existing employees to assist in executing our growth, acquisition, and business strategies. We also seek to retain proven, experienced senior employees with superior talent, augmented from time to time by external hires, to provide continuity of succession of our executive management team. Losses of or changes in our current executive officers or other key personnel, or the inability to recruit and retain qualified personnel in the future, could materially and adversely affect our financial condition and results of operations. The Company’s ability to continue to compete effectively also depends in large part on our ability to attract new employees and retain and motivate existing employees, while managing compensation and other costs.

We face strong competition from financial services companies and other companies that offer banking services, which could materially and adversely affect our business.

The financial services industry has become even more competitive as a result of legislative, regulatory, and technological changes and continued banking consolidation, which may increase in connection with current economic, market, and political conditions. We face substantial competition in all phases of our operations from a variety of competitors, including national banks, regional banks, community banks, and financial technology (or "fintech") companies. We also face a growing risk associated with disintermediation, as more clients and prospective clients invest directly in U.S. Treasury securities, which carry high rates of return in the current environment and are considered as safe if not safer than FDIC-insured deposits. In addition, we compete against institutions that offer money market mutual funds, including funds that maintain a large percentage of their holdings in U.S. Treasury securities, offering relative safety at higher interest rates to customers. With the rise of U.S. Treasury rates, we have been competing directly with U.S. Treasury securities and the investment funds that emphasize them.

Many of our competitors offer the same banking services that we offer, and our success depends on our ability to adapt our products and services to evolving industry standards. In addition to product and service offerings, we compete on a number of other factors, including financial and other terms, underwriting standards, technological capabilities, brand, and reputation. Increased competition in our market may result in reduced new loan production and/or decreased deposit balances or less favorable terms on loans and leases and/or deposit accounts. We also face competition from many other types of financial institutions, including without limitation, nonbank specialty lenders, insurance companies, private investment funds, investment banks, and other financial intermediaries, some with significantly greater resources, more locations, and longer operating histories. In addition, competition has increased in recent years from institutions not subject to the same regulatory restrictions as domestic banks and bank holding companies. As competition in the financial services industry intensifies, our ability to market our products and services may be adversely affected. If we are unable to attract and retain banking customers, we may be unable to grow or maintain the levels of our loans and deposits and our results of operations and financial condition may be adversely affected as a result. Ultimately, we may not be able to compete successfully against current and future competitors.

The financial services industry, including the banking sector, is undergoing rapid technological change as a result of changes in customer behavior, competition, and the legal and regulatory framework, and we may not be able to compete effectively as a result of these changes.

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

Changes in the legal and regulatory framework under which we operate require us to update our information systems to ensure compliance. Our need to review and evaluate the impact of ongoing rule proposals, final rules and implementation guidance from regulators further complicates the development and implementation of new information systems for our business. Also, recent regulatory guidance has focused on the need for financial institutions to perform increased due diligence and ongoing monitoring of third-party vendor relationships, thus increasing the scope of management involvement and decreasing the efficiency otherwise resulting from our relationships with third-party technology providers. Given the significant number of ongoing regulatory reform initiatives, it is possible that we incur higher than expected information technology costs in order to comply with current and impending regulations.

RISKS RELATED TO STRATEGIC GROWTH

Acquisitions may disrupt our business.

We have successfully completed eleven acquisitions since 2011. The success of future acquisitions we may consummate will depend on, among other things, our ability to realize the anticipated revenue enhancements and efficiencies and to combine our business with the business of the target institution in a manner that does not materially disrupt the existing customer relationships of either institution, or result in decreased revenues resulting from any loss of customers, and that permits growth opportunities to occur. If we are not able to successfully achieve these objectives, the anticipated benefits of future acquisitions may not be realized fully or at all or may take longer to realize than expected. It is possible that the integration process associated with an acquisition could result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits of the acquisitions. Integration efforts could also divert management attention and resources. These integration matters could have an adverse effect on the combined Company.

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

Historically, we have utilized equity securities as a substantial portion of the transaction consideration in our acquisitions. Future mergers or acquisitions, if any, may involve cash, debt or equity securities as transaction consideration. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some possible dilution of our stock’s tangible book value and net income per common share may occur in connection with any future transaction. We cannot say with any certainty that we will be able to consummate, or if consummated, successfully integrate any future acquisitions, or that we will not incur disruptions or unexpected expenses in integrating such acquisitions. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from pending or future acquisitions could have a material adverse effect on our financial condition and results of operations.

Changes in the value of goodwill and intangible assets could reduce our earnings.

When the Company acquires a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill is determined by the excess of the purchase price over the fair value of the net identifiable assets acquired. As of December 31, 2023, the Company had approximately $944.6 million of goodwill and intangible assets, which includes goodwill of approximately $901.3 million resulting from the acquisitions the Company has consummated since 2011. The Company accounts for goodwill and intangible assets in accordance with accounting principles generally accepted in the U.S. (“GAAP”), which requires goodwill be tested for impairment at least annually, at the reporting unit level, or more frequently if events and circumstances lead management to believe the value of goodwill may be impaired. GAAP also requires that intangible assets other than goodwill be tested for impairment when events and circumstances indicate that their carrying value may not be recoverable.

In testing goodwill for impairment, GAAP allows the Company to first perform a qualitative assessment to determine if it is more likely than not the carrying value of goodwill is impaired. The Company’s qualitative assessment considers known positive and negative factors, as well as any mitigating events and circumstances associated with each relevant factor that may be deemed to have an impact on the value of the Company. Such factors may include various relevant economic, industry, market and company specific factors that may have an impact on the value of the Company. Should the Company’s qualitative assessment indicate the value of goodwill could be impaired, a quantitative assessment is then performed to determine whether there is impairment. GAAP also allows the Company, at its option, to unconditionally forego the qualitative assessment and proceed directly to a quantitative assessment. This assessment involves determining the fair value of the reporting unit (which in our case is the Company) and comparing that fair value to the carrying value of the Company in order to quantify the amount of the deficiency, which the Company would then recognize as impairment.

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

The estimation of fair values of goodwill and intangible assets involves a high degree of judgment and subjectivity in the assumptions used. Changes in the local and national economy, including inflation, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates, and other external factors (such as natural disasters, pandemics, or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of the Company and publicly traded financial institutions and result in an impairment charge at a future date. Internal factors, such as strategic decisions regarding loan and deposit growth and pricing, could also impact the fair value of goodwill. Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates. If we were to conclude that a future write-down of our goodwill or intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.

RISKS FROM ACCOUNTING AND OTHER ESTIMATES

The Company's consolidated financial statements are based in part on assumptions and estimates which, if incorrect, could cause unexpected losses in the future.

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from these estimates. Material estimates subject to change in the near term include, among other items, the allowance for credit losses, the carrying value of goodwill or other intangible assets, the fair value estimates of certain assets and liabilities, and the realization of deferred tax assets and liabilities. These estimates may be adjusted as more current information becomes available, and any adjustment may be significant, which could have a material adverse effect on our financial condition and results of operations.

There are risks resulting from the extensive use of models in our business, and we rely on third parties for the provision of economic forecasts and other key inputs used in our models.

We rely on quantitative models to measure risks and to estimate certain financial values. We use models in such processes as measuring interest rate and other market risks, predicting or estimating losses, assessing capital adequacy and calculating regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Inadequately designed or implemented models present the risk that our business decisions based on information incorporating model output could be adversely affected due to the inaccuracy of that information. Models are often based on historical experience to predict future outcomes, as a result new experiences or events which are not part of historical experience can significantly increase model imprecision and impact model reliability. In addition, we rely on model inputs that are provided by third parties. For example, we rely on third parties to provide forecasts of key macroeconomic variables such as U.S. unemployment rates and U.S. real GDP growth.

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

We may reduce or discontinue the payment of dividends by the Corporation on, or repurchases of, our common stock.

Our stockholders are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. In addition, in January 2021, our Board authorized us to repurchase up to 4,725,000 shares of our common stock, of which 4,245,056 shares remained eligible to be repurchased as of December 31, 2023. We are not required to pay dividends on, or effect repurchases of, our common stock and may reduce or eliminate our common stock dividend and/or share repurchase program in the future.

The Corporation’s ability to pay dividends to our stockholders is subject to the restrictions set forth in Delaware law, by the Federal Reserve, and by certain covenants contained in our subordinated debentures. Notification to the Federal Reserve is also required prior to our declaring and paying a cash dividend to our stockholders during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, as was the case for the three and twelve months ended December 31, 2023, among other requirements, in which case the Federal Reserve could object to our paying the proposed dividend in the amount contemplated. In addition, we may be restricted by applicable law or regulation or actions taken by our regulators, now or in the future, from paying dividends to, or repurchasing shares of our common stock from, our stockholders. We cannot provide assurance that we will continue paying dividends on, or repurchase shares of, our common stock at current levels or at all. A reduction or discontinuance of dividends on our common stock or our share repurchase program could have a material adverse effect on the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

Information security is essential to our mission and our institutional strategic goal. Under the leadership of our Chief Information Security Officer (“CISO”), we have developed and implemented a comprehensive risk-based information security program that meets regulatory requirements and encompasses a cybersecurity program that is based upon the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. This framework enables identification and evaluation of cybersecurity risks, enabling risk management decisions, and responding to emerging threats. The Information Security Program and all applicable cybersecurity policies, processes, and controls apply to all of our operations and all of our employees.

As part of our cybersecurity risk management strategy, we employ an in-depth, layered, and defensive approach that leverages people, processes, and technology to manage and maintain cybersecurity controls. As such, our cybersecurity risk management program includes, but is not limited to: regular employee cybersecurity training and communications; the use of preventative, detective, alerting, and defensive in-depth technologies; internal and third-party program oversight; policies and procedures regularly reviewed and designed with regulatory and industry guidance; an incident response plan to respond to cybersecurity incidents; and a threat intelligence program designed to assess the latest changes to the threat landscape. In addition, cybersecurity policies, procedures, and controls have been developed and implemented to protect against unauthorized access to consumer and customer information and to safeguard the information that is exchanged with third parties in accordance with applicable laws and regulations.

Risk Management

Integration with Overall Risk Management. Cybersecurity is a major component of our overall risk management approach. The Company’s cybersecurity risk management program is integrated into our overall enterprise risk management processes. This integration helps ensure that cybersecurity considerations are an integral part of our decision-making processes across the organization. Our risk management team works closely with our Information Security and Information Technology departments to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

We continually evaluate cybersecurity risks as part of our overall risk management strategy. Cybersecurity risks are assessed, identified, and managed through various ongoing and scheduled processes, technologies, and techniques, including, but not limited to periodic IT Risk Assessments, vulnerability scanning, penetration testing, employee cybersecurity awareness testing, and threat intelligence analysis. The Company receives cybersecurity alerts and threat intelligence from OpenSource Intelligence (“OSINT”) threat intelligence feeds, the Financial Services Information Sharing and Analysis Center (“FS-ISAC”), and government agencies, among other sources. The Company also continuously monitors its systems and networks. Management regularly reviews the evaluation of risks through these and other methods to mitigate risks and allocate resources in alignment with the overall risk management strategy.

We also consider employee education paramount and conduct regular cybersecurity education through a security awareness, training, and education program that provides consistent and focused training to educate employees, raise awareness, and change behaviors. All employees are trained at least annually about the importance of information security and data privacy. Security campaigns are launched to test the effectiveness of the training provided and corporate communication bulletins are sent to employees on a periodic and as-needed basis.

We have created and regularly update our Incident Response Plan, which guides our response to a cybersecurity incident and outlines processes for forensic analysis, crisis communications, and required notifications. Disclosure of significant cybersecurity incidents are reported promptly to senior leadership and the Board of Directors. We test our Incident Response Plan through tabletop exercises. The Bank also maintains a business continuity program that addresses crisis management, business impact, and data and systems recovery.

Engagement of Third Parties in Connection with Cybersecurity Processes. We regularly engage various third parties to assess, test, or assist with the implementation of our cybersecurity processes. We engage independent third parties to conduct risk assessments, penetration tests, vulnerability scans, and tabletop exercises. Although our internal audit department is responsible for auditing our cybersecurity programs, we also engage an independent, external firm with expertise in information security to conduct annual audits of our cybersecurity program.

Third Party Risk Management. We maintain a process to identify and evaluate cybersecurity risks and incidents related to key third-party service providers. We assess key third-party service providers’ information security controls through an established due diligence process. We also require contracts with such service providers to maintain certain security controls to safeguard our data, and to notify the Company of cybersecurity incidents experienced by the service providers that affect our data.

Governance

Board Oversight. The Board of Directors maintains oversight responsibility over the enterprise risk management program, including risks related to cybersecurity threats and incidents, and approves the information security program. The Enterprise Risk Committee of the Board of Directors (“Enterprise Risk Committee”) assists the Board in evaluating enterprise risks and performing the Board’s oversight responsibilities. As part of our integrated enterprise risk management process, cybersecurity risks and key metrics are evaluated by the Enterprise Risk Committee quarterly and reviewed by the full Board quarterly, and the Enterprise Risk Committee and the Board actively participate in discussions with management and amongst themselves regarding cybersecurity risks and the overall risk management strategy. Our CISO, in coordination with our Chief Information Officer (“CIO”) and Chief Risk Officer (“CRO”), briefs the Enterprise Risk Committee on a regular basis, typically quarterly, concerning cybersecurity risks, the effectiveness of our cybersecurity risk management efforts, and updates and changes to our cybersecurity risk management program. In addition, the CISO briefs the entire Board concerning the cybersecurity risk management program on an annual basis and as requested.

Management’s Role. The CISO is responsible for assessing, implementing and monitoring our Information Security Program and cybersecurity controls, and works closely with the CIO and the CRO in managing our Information Security Program. The CISO maintains a dedicated cybersecurity staff comprised of certified security professionals with expertise in various disciplines including threat detection, governance risk and compliance, security architecture and engineering, incident response, and third-party risks. Our CISO regularly updates our management-level Enterprise Risk Management Committee concerning cybersecurity risks, and the effectiveness of our risk management efforts. The Enterprise Risk Management Committee is composed of members of executive management.

Notwithstanding our efforts at cybersecurity, no system of prevention is impenetrable, and we cannot guarantee that we will be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. To date, we have not detected any material cybersecurity incident to our own systems. However, in July 2023, one of our third-party vendors experienced a cybersecurity incident due to a previously unknown (i.e., zero-day) vulnerability in a popular file sharing software the vendor used called MOVEit Transfer. For further information regarding this incident, please see our Report on Form 8-K filed on July 25, 2023. At the time of our Form 8-K, we reported that “the Company currently believes this incident will not have a material adverse effect on its or the Bank’s business, operations, or financial results.” Since that Report, this incident has not had a material adverse effect on our or the Bank’s business, operations, or financial results. Future cybersecurity incidents could, however, materially affect our business strategy, results of operations, or financial condition. See Item 1A. Risk Factors for additional information on how risks could materially affect the company.

ITEM 2.  PROPERTIES
The Company’s headquarters is located in Irvine, California at 17901 Von Karman Avenue. As of December 31, 2023, our properties included 16 administrative offices and 58 branches throughout the Western U.S. in major metropolitan markets in California, Washington, Arizona, Nevada, Texas, New Jersey, Nebraska, and Colorado. We owned 13 properties and leased the remaining properties. The lease terms are not individually material and range from month-to-month to ten years from inception date.
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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Shareholder Information

The common stock of the Corporation has been publicly traded since 1997 and is currently traded on the NASDAQ Global Select Market under the symbol PPBI. As of February 16, 2024, there were approximately 860 holders of record of our common stock.

Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock with that of the NASDAQ Composite Index (U.S. companies), the Keefe, Bruyette and Woods (“KBW”) Nasdaq Regional Banking Index (“KRX”), and the NASDAQ Bank Stocks Index over the five-year period ending December 31, 2023. The graph is based on an investment of $100 in our common stock at its closing price on December 31, 2018.

Total Return to Stockholders
(Assumes $100 investment on 12/31/2018)

320
300
280
260
240
220
200
180
160
140
120
100
80
60
Index Value
2018
2019
2020
2021
2022
2023
Pacific Premier Bancorp, Inc.
NASDAQ Composite Index
KBW Nasdaq Regional Banking Index
NASDAQ Bank Stocks Index

Total Return Analysis	2018	2019	2020	2021	2022	2023
Pacific Premier Bancorp, Inc.	$100.00	$131.50	$131.96	$174.03	$142.48	$138.93
NASDAQ Composite Index	100.00	136.73	198.33	242.38	163.58	236.70
KBW Nasdaq Regional Banking Index	100.00	123.87	113.11	154.57	143.87	143.30
NASDAQ Bank Stocks Index	100.00	124.38	115.04	164.41	137.65	132.92

Dividends

In January 2019, we announced the initiation of a quarterly cash dividend. Our annual common equity cash dividend was $1.32 per share in 2023 and 2022.

The following table summarizes the Company’s quarterly common equity dividend declared during the periods indicated:

	Year Ended December 31,
	2023	2022
First quarter	$0.33	$0.33
Second quarter	0.33	0.33
Third quarter	0.33	0.33
Fourth quarter	0.33	0.33
Total	$1.32	$1.32

On January 27, 2024, the Company's Board of Directors declared a $0.33 per share dividend, payable on February 16, 2024 to stockholders of record on February 9, 2024. The Corporation anticipates continuing a regular quarterly cash dividend; however, we have no obligation to pay dividends, and we may change our dividend policy at any time without notice to our shareholders. Any future determination to pay dividends to holders of our common stock will depend on our financial condition, results of operations, capital requirements, banking regulations, contractual restrictions, and any other factors that our Board of Directors may deem relevant.

The Corporation’s ability to pay dividends on its common stock is dependent on the Bank’s ability to pay dividends to the Corporation. Various statutes restrict the amount of dividends that the Corporation and Bank can pay without regulatory approval. For information on the statutory and regulatory limitations on the ability of the Corporation to pay dividends to its stockholders and on the Bank to pay dividends to the Corporation, see Item 1. Business-Supervision and Regulation—Dividends and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity.

Issuer Purchases of Equity Securities

On January 11, 2021, the Company’s Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock. The stock repurchase program may be limited or terminated at any time without notice. During 2023, the Company did not repurchase any shares of common stock.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter of 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 to October 31, 2023	—	$—	—	4,245,056
November 1, 2023 to November 30, 2023	—	—	—	4,245,056
December 1, 2023 to December 31, 2023	—	—	—	4,245,056
Total	—		—

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

The Company’s financial condition and results of operations are presented for 2023 compared to 2022. Some tables include additional periods to comply with disclosure requirements or to illustrate the trend of financial results for the periods presented in the financial statements. For a discussion of the Company’s results of operations for 2022 compared to 2021, financial condition for 2021, and other 2021 information not included herein, please refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023.

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

Recent Developments

While economic conditions have generally been favorable with lower levels of unemployment and increased economic activity, the strong demand for goods and services in recent years, in conjunction with supply chain constraints, have contributed to higher prices for goods and services throughout the U.S. economy, including within the Company’s market area. Inflation during recent years has resulted in higher prices for food, energy, housing, and various supply chain inputs, including wages, among others. These inflationary pressures have persisted throughout 2022 and 2023, and into 2024, resulting in higher costs for consumers and businesses. To address the persistent levels of inflation, the FOMC has taken steps since March 2022 to tighten monetary policy through a cumulative 525 basis point increase to the Federal Funds Rate, as well as by reducing the size of the Federal Reserve’s balance sheet. The FOMC has stated that it remains committed to monetary policy measures that are designed to bring inflation down. While increases in interest rates have generally resulted in higher levels of interest income for the banking industry, interest expense also increased due to competition for deposits and higher borrowing costs for liquidity. Higher interest rates may also reduce economic activity overall or result in recessionary conditions in future periods. During the first half of 2023, high-profile bank failures created significant industry-wide market turmoil as well as concerns about the health of the overall banking system. Recent economic data indicates that the pace of inflation has moderated in recent months. However, the rate of inflation remains above the FOMC’s 2% target. The full extent of these measures, including future actions taken by the FOMC, on the Company’s business are uncertain. Should these ongoing economic pressures persist, we anticipate it could have an impact on the following:

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

•Credit quality - Should there be a decline in economic activity, the markets we serve could experience increases in unemployment, declines in consumer confidence, and a reluctance on the part of businesses to invest in and expand their operations, among other things. Such factors may result in weakened economic conditions, place strain on our borrowers, and ultimately impact the credit quality of our loan portfolio. We expect this could result in increases in the level of past due, nonaccrual, and classified loans, as well as higher net charge-offs. While economic conditions have generally been favorable thus far, notwithstanding higher levels of inflation, there can be no assurance favorable economic conditions will continue. In addition, a higher interest rate environment may impact the ability of our borrowers with adjustable rate loans to meet their debt service requirements. As such, should we experience future deterioration in the credit quality of our loan portfolio, it may contribute to the need for additional provisions for credit losses. Higher interest rates may also lower the rate of return on commercial real estate values which could result in higher charge-offs and provisions for credit losses.

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

•Accumulated other comprehensive income (loss) - Unrealized gains and losses on AFS investment securities are recognized in stockholders’ equity as accumulated other comprehensive income (loss). If economic conditions deteriorate, and/or if the interest rates continue to increase, the valuation of the Company’s AFS investment securities could be negatively impacted, which may lead to increases in other comprehensive loss, the potential for credit losses, decreases to the Company’s stockholders’ equity, and declines in the Company’s tangible book value per share. For additional information, see “Non-GAAP measures” presented under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company’s held-to-maturity (“HTM”) securities are carried at amortized cost and changes in fair value are not recorded, however increases in interest rates may decrease the fair value of these investments and increase the unrealized losses embedded in these securities.

•Deposits and deposit costs - Given the expectation for interest rates to remain elevated through restrictive monetary policy by the FOMC in the near future, it is likely that deposit costs will continue to increase. In connection with high-profile bank failures in the first half of 2023, if adverse developments and significant market volatility continue in the banking sector, it may become more challenging for the Company to retain and attract deposit relationships.

•Liquidity - Consistent with our approach to liquidity management, we may take certain actions to further enhance our liquidity, including but not limited to, increasing our FHLB borrowings, increasing our brokered deposits, or obtaining borrowing from the Federal Reserve’s discount window or the BTFP, which is anticipated to expire on March 11, 2024. Additional liquidity could be obtained by liquidating loans and AFS investment securities. In the event that we liquidate AFS securities having an unrealized loss position, those losses would become realized. While the Company does not currently intend to sell HTM securities, if the Company were required to sell such securities to meet liquidity needs, it may realize the unrecognized losses of these securities.

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

Although no one economic variable can fully demonstrate the sensitivity of the ACL calculation to changes in the economic variables used in the ACL model, the Company, as of December 31, 2023, has identified certain economic variables that have significant influence in the Company’s model for determining the ACL. These key economic variables include changes in the U.S. unemployment rate, U.S. real GDP growth, CRE prices, and interest rates. However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario of economic projections provided by our independent third party. This scenario includes, without limitation, the following assumptions: supply chain issues worsen, increasing shortages of affected goods and pressuring prices; the military conflicts between Russian and Ukraine and Hamas and Israel continue, limiting the global supply of critical commodities; COVID-19 cases rise again, slowing growth in certain industries; and the combination of elevated inflation and increasing interest rates causes the economy to fall into recession in 2024. Under this adverse scenario, as an example, the unemployment rate is estimated at 6.5% at the end of 2024, and represents a 2.5% higher unemployment estimate than the Baseline scenario projection of 4.0% for the same time period.

To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% baseline weighting and a 100% adverse scenario weighting for modeled results. This would result in an incremental quantitative impact to the ACL of approximately $33.4 million at December 31, 2023. This resulting difference is not intended to represent an expected increase in ACL levels since (i) we may use a weighted approach applied to multiple economic scenarios for our ACL process, (ii) the highly uncertain economic environment, (iii) the difficulty in predicting inter-relationships between macroeconomic variables used in various economic scenarios, (iv) the loan portfolio experiences credit migration as a result of adverse economic conditions, and (v) the sensitivity analysis does not account for any qualitative adjustments incorporated by us as part of our overall ACL framework.

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

Goodwill

Goodwill arises from the acquisition method of accounting for business combinations and represent the excess of the fair value of the consideration transferred, plus any noncontrolling interests in the acquiree, over the fair value of the net assets acquired. Goodwill is deemed to have an indefinite life, is not subject to amortization, and instead is tested for impairment at least annually. The Company’s policy is to assess goodwill for impairment in the fourth quarter of each year, or more frequently if events or circumstances lead management to believe the value of goodwill may be impaired. Impairment testing is performed at the reporting unit level, which is considered the Company level as management has identified the Company as its sole reporting unit as of the date of the consolidated statements of financial condition. Management’s assessment of goodwill is performed in accordance with ASC 350-20 - Goodwill and Other - Goodwill, which allows the Company to first perform a qualitative assessment of goodwill to determine if it is more likely than not the fair value of the Company’s equity is below its carrying value. However, GAAP also allows the Company, at its option, to unconditionally forego the qualitative assessment and proceed directly to a quantitative assessment. When performing a qualitative assessment of goodwill, should the results of such analysis indicate it is more likely than not the fair value of the Company’s equity is below its carrying value, the Company then performs the quantitative assessment of goodwill to determine the fair value of the reporting unit and compares it to its carrying value. If the fair value of the reporting unit is below its carrying value, the Company would then recognize the amount of impairment as the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the total amount of goodwill allocated to the reporting unit. Impairment losses are recorded as a charge to noninterest expense.

Significant judgment is used in the assessment of goodwill, both in a qualitative assessment and a quantitative assessment. Assessments of goodwill often require the use of fair value estimates, which are dependent upon various factors including estimates concerning the Company’s long-term growth prospects. Imprecision in estimates can affect the estimated fair value of the reporting unit in a goodwill assessment. Additionally, various events or circumstances could have a negative effect on the estimated fair value of a reporting unit, including declines in business performance, increases in credit losses, as well as deterioration in economic or market conditions, which may result in a material impairment charge to earnings in future periods.

The Company assessed goodwill for impairment by performing a quantitative assessment with the assistance of an independent third-party, and the results of this assessment indicated the value of goodwill assets were not impaired. The Company uses a combination of an income approach and a market approach for its quantitative assessment. These valuation techniques consider several other factors beyond our market capitalization. The Company considers such factors as the estimated future cash flows of our reporting unit based on internal long-term forecasts, assumptions concerning potential synergies and other economic benefits, and the discount rate used to present value such cash flows to determine the fair value under the income approach. The Company considers valuation metrics commonly used in the banking industry, including the selection of peer data utilized in the market approach. Changes to input assumptions used in the analysis could result in materially different valuations of goodwill. Also, the selection and weighting of the various fair value techniques may result in a higher or lower estimates of fair value. Judgment is applied in determining the weightings between the income approach and market approach in determining fair value.

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
•Adjusted return on average assets: This figure is calculated by excluding the net loss from investment securities repositioning during the fourth quarter of 2023, the FDIC special assessment, merger-related expense, and the related tax impact from net income. We believe that the exclusion of such nonrecurring items from this financial measure provides useful information to gain an understanding of the operating results of our core business and a better comparison of financial performance.
•Return on average tangible common equity: This figure is calculated by excluding amortization of intangible assets from net income and excluding the average intangible assets and average goodwill from the average stockholders’ equity during the period. We believe that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business. The adjusted net income, adjusted return on average equity, and adjusted return on average tangible common equity further exclude the nonrecurring items to provide a better comparison to the financial results of prior periods.

•Adjusted earnings per share: We calculate the adjusted basic earnings per common share by dividing net income allocable to common shareholders, excluding the net loss from the investment securities repositioning during the fourth quarter of 2023, the FDIC special assessment, merger-related expense, and the related tax impact, by the weighted average number of common shares outstanding for the reporting period, excluding outstanding participating securities. The adjusted diluted earnings per common share is computed by dividing net income allocable to common shareholders, excluding the net loss from investment securities repositioning, the FDIC special assessment, merger-related expense, and the related tax impact, by the weighted average number of diluted common shares outstanding over the reporting period, adjusted to include the effect of potentially dilutive common shares based on adjusted net income, but excludes awards considered participating securities. The computation of diluted earnings per common share excludes the impact of the assumed exercise or issuance of securities that would have an anti-dilutive effect. Management believes that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business and a better comparison of financial performance.
•Efficiency ratio: This figure represents the ratio of noninterest expense less other real estate owned operations, amortization of intangible assets, and merger-related expense to the sum of net interest income before provision for credit losses and total noninterest income, less gain/(loss) on sale of securities, other income - security recoveries on investment securities, gain/(loss) on sale of other real estate owned, and gain/(loss) from debt extinguishment. The adjusted efficiency ratio further excludes the FDIC special assessment to provide a better comparison to the financial results of prior periods. We believe that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business.
•Pre-provision net revenue: Pre-provision net revenue is calculated by excluding income tax, provision for credit losses, and merger-related expenses from net income. We believe that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business and a consistent comparison to the financial results of prior periods. The adjusted pre-provision net income further excludes the net loss from investment securities repositioning and the FDIC special assessment to provide a better comparison of financial performance.
•Cost of non-maturity deposits is a non-GAAP financial measure derived from GAAP-based amounts. Cost of non-maturity deposits is calculated as the ratio of non-maturity deposit interest expense to average non-maturity deposits. We calculate non-maturity deposit interest expense by excluding interest expense for all certificates of deposit from total deposit expense, and we calculate average non-maturity deposits by excluding all certificates of deposit from total deposits. We believe that the cost of non-maturity deposits is a useful measure to assess the Company's deposit base, including its potential volatility.

The following tables provide reconciliations of the non-GAAP measures with financial measures defined by GAAP:

Tangible Common Equity Amounts and Ratios

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2023	2022	2021	2020	2019
Total stockholders’ equity	$2,882,581	$2,798,389	$2,886,311	$2,746,649	$2,012,594
Less: intangible assets	944,597	956,900	970,883	984,076	891,634
Tangible common equity	$1,937,984	$1,841,489	$1,915,428	$1,762,573	$1,120,960

Total assets	$19,026,645	$21,688,017	$21,094,429	$19,736,544	$11,776,012
Less: intangible assets	944,597	956,900	970,883	984,076	891,634
Tangible assets	$18,082,048	$20,731,117	$20,123,546	$18,752,468	$10,884,378

Common equity ratio	15.15%	12.90%	13.68%	13.92%	17.09%
Less: intangible equity ratio	4.43%	4.02%	4.16%	4.52	6.79
Tangible common equity ratio	10.72%	8.88%	9.52%	9.40%	10.30%

Common shares issued and outstanding	95,860,092	95,021,760	94,389,543	94,483,136	59,506,057

Book value per share	$30.07	$29.45	$30.58	$29.07	$33.82
Less: intangible book value per share	9.85	10.07	10.29	10.42	14.98
Tangible book value per share	$20.22	$19.38	$20.29	$18.65	$18.84

(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014	2013
Total stockholders' equity	$1,969,697	$1,241,996	$459,740	$298,980	$199,592	$175,226
Less: intangible assets	909,282	536,343	111,941	58,002	28,564	24,056
Tangible common equity	$1,060,415	$705,653	$347,799	$240,978	$171,028	$151,170

Total assets	$11,487,387	$8,024,501	$4,036,311	$2,789,599	$2,037,731	$1,714,187
Less: intangible assets	909,282	536,343	111,941	58,002	28,564	24,056
Tangible assets	$10,578,105	$7,488,158	$3,924,370	$2,731,597	$2,009,167	$1,690,131

Common equity ratio	17.15%	15.48%	11.39%	10.72%	9.79%	10.22%
Less: intangible equity ratio	7.13%	6.06%	2.53%	1.90%	1.28%	1.28%
Tangible common equity ratio	10.02%	9.42%	8.86%	8.82%	8.51%	8.94%

Common shares issued and outstanding	62,480,755	46,245,050	27,798,283	21,570,746	16,903,884	16,656,279

Book value per share	$31.52	$26.86	$16.54	$13.86	$11.81	$10.52
Less: intangible book value per share	14.55	11.60	4.03	2.69	1.69	1.44
Tangible book value per share	$16.97	$15.26	$12.51	$11.17	$10.12	$9.08

Adjusted Return on Average Assets

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Net income	$30,852	$283,743	$339,889
Add: merger-related expense	—	—	5
Less: net loss from investment securities repositioning	(254,065)	—	—
Add: FDIC special assessment	2,080	—	—
Less: tax adjustment (1)	72,387	—	1
Adjusted net income for average assets	$214,610	$283,743	$339,893

Average assets	$20,787,793	$21,513,428	$20,492,402

Return on average assets (annualized)	0.15%	1.32%	1.66%
Adjusted return on average assets (annualized)	1.03%	1.32%	1.66%
______________________________
(1) Adjusted by statutory tax rate

Return and Adjusted Return on Average Tangible Common Equity

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Net income	$30,852	$283,743	$339,889
Add: amortization of intangible assets expense	12,303	13,983	15,936
Less: tax adjustment (1)	3,491	3,987	4,556
Net income for average tangible common equity	39,664	293,739	351,269
Add: merger-related expense	—	—	5
Less: net loss from investment securities repositioning	(254,065)	—	—
Add: FDIC special assessment	2,080	—	—
Less: tax adjustment (1)	72,387	—	1
Adjusted net income for average tangible common equity	$223,422	$293,739	$351,273

Average stockholders’ equity	$2,844,289	$2,788,543	$2,798,593
Less: average intangible assets	49,643	62,833	77,817
Less: average goodwill	901,312	901,312	900,458
Average tangible common equity	1,893,334	1,824,398	1,820,318
Add: average after-tax realized loss from investment securities repositioning	(23,917)	—	—
Adjusted average tangible common equity	$1,869,417	$1,824,398	$1,820,318

Return on average equity	1.08%	10.18%	12.14%
Adjusted return on average equity	7.61%	10.18%	12.15%
Return on average tangible common equity	2.09%	16.10%	19.30%
Adjusted return on average tangible common equity	11.95%	16.10%	19.30%
______________________________
(1) Adjusted by statutory tax rate

Adjusted Earnings Per Share

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2023	2022	2021
Basic
Net income	$30,852	$283,743	$339,889
Less: dividends and undistributed earnings allocated to participating securities	(2,061)	(3,405)	(3,517)
Net income allocated to common stockholders	28,791	280,338	336,372
Plus: merger-related expense	—	—	5
Less: net loss from investment securities repositioning	(254,065)	—	—
Add: FDIC special assessment	2,080	—	—
Less: tax adjustment (1)	72,387	—	1
Adjusted net income allocated to common stockholders	$212,549	$280,338	$336,376

Weighted average common shares outstanding	94,113,132	93,718,293	93,532,109

Basic earnings per common share	$0.31	$2.99	$3.60
Adjusted basic earnings per common share	$2.26	$2.99	$3.60

Diluted
Net income allocated to common stockholders	$28,791	$280,338	$336,372
Add: merger-related expense	—	—	5
Less: net loss from investment securities repositioning	(254,065)	—	—
Add: FDIC special assessment	2,080	—	—
Less: tax adjustment (1)	72,387	—	1
Adjusted net income allocated to common stockholders	$212,549	$280,338	$336,376

Weighted average common shares outstanding	94,113,132	93,718,293	93,532,109
Dilutive effect of share-based compensation	123,743	373,168	480,028
Weighted average diluted common shares	94,236,875	94,091,461	94,012,137

Diluted earnings per common share	$0.31	$2.98	$3.58
Adjusted diluted earnings per common share	$2.26	$2.98	$3.58
______________________________
(1) Adjusted by statutory tax rate

Efficiency Ratio and Adjusted Efficiency Ratio

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Total noninterest expense	$406,951	$396,670	$380,277
Less: amortization of intangible assets	12,303	13,983	15,936
Less: merger-related expense	—	—	5
Less: other real estate owned operations, net	215	—	—
Noninterest expense, adjusted	394,433	382,687	364,336
Less: FDIC special assessment	2,080	—	—
Adjusted noninterest expense excluding FDIC special assessment	$392,353	$382,687	$364,336

Net interest income before provision for loan losses	$625,039	$697,112	$662,374
Add: total noninterest (loss) income	(173,918)	88,748	107,850
Less: net (loss) gain from investment securities repositioning	(253,927)	1,710	16,906
Less: other income - security recoveries	—	—	10
Less: net gain from other real estate owned	82	—	—
Less: net gain (loss) from debt extinguishment	793	—	(180)
Revenue, adjusted	$704,173	$784,150	$753,488

Efficiency ratio	56.0%	48.8%	48.4%
Adjusted efficiency ratio excluding FDIC special assessment	55.7%	48.8%	48.4%

Pre-Provision Net Revenue and Adjusted Pre-Provision Net Revenue

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Interest income	$887,985	$768,578	$696,739
Interest expense	262,946	71,466	34,365
Net interest income	625,039	697,112	662,374
Noninterest (loss) income	(173,918)	88,748	107,850
Revenue	451,121	785,860	770,224
Noninterest expense	406,951	396,670	380,277
Add: merger-related expense	—	—	5
Pre-provision net revenue	44,170	389,190	389,952
Less: net loss from investment securities repositioning	(254,065)	—	—
Add: FDIC special assessment	2,080	—	—
Adjusted pre-provision net revenue	$300,315	$389,190	$389,952

Average assets	$20,787,793	$21,513,428	$20,492,402
Pre-provision net revenue return on average assets	0.21%	1.81%	1.90%
Adjusted pre-provision net revenue return on average assets	1.44%	1.81%	1.90%

Cost of Non-maturity Deposits

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Total deposits interest expense	$217,447	$40,093	$11,817
Less: certificates of deposit interest expense	48,237	6,498	3,332
Less: brokered certificates of deposit interest expense	61,858	14,118	140
Non-maturity deposit expense	$107,352	$19,477	$8,345

Total average deposits	$16,565,357	$17,594,941	$16,983,299
Less: average certificates of deposit	1,385,531	944,963	1,248,956
Less: average brokered certificates of deposit	1,434,563	520,652	29,645
Average non-maturity deposits	$13,745,263	$16,129,326	$15,704,698

Cost of non-maturity deposits	0.78%	0.12%	0.05%

Financial Highlights

The following table sets forth certain of our financial highlights at or for each of the years presented. This data should be read in conjunction with the consolidated financial statements and accompanying notes thereto included herein at Item 8.

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2023	2022	2021
Operating Data
Net income	$30,852	$283,743	$339,889
Pre-provision net revenue (1)	44,170	389,190	389,952
Adjusted pre-provision net revenue (1)	300,315	389,190	389,952
Share Data
Basic earnings per common share	$0.31	$2.99	$3.60
Diluted earnings per common share	0.31	2.98	3.58
Adjusted diluted earnings per common share (1)	2.26	2.98	3.58
Book value per share (basic)	30.07	29.45	30.58
Tangible book value per share (1)	20.22	19.38	20.29
Common equity dividends declared per share	1.32	1.32	1.29
Selected Balance Sheet Data
Total assets	$19,026,645	$21,688,017	$21,094,429
Total deposits	14,995,626	17,352,401	17,115,589
Total borrowings	931,842	1,331,204	888,567
Total stockholders’ equity	2,882,581	2,798,389	2,886,311
Loan to deposit ratio	88.6%	84.6%	83.6%
Non-maturity deposits as a percent of total deposits	84.7%	85.6%	93.8%
Performance Ratios
Return on average assets	0.15%	1.32%	1.66%
Adjusted return on average assets (1)	1.03%	1.32%	1.66%
Return on average equity	1.08%	10.18%	12.14%
Adjusted return on average equity (1)	7.61%	10.18%	12.15%
Return on average tangible common equity (1)	2.09%	16.10%	19.30%
Adjusted return on average tangible common equity (1)	11.95%	16.10%	19.30%
Pre-provision net revenue on average assets (1)	0.21%	1.81%	1.90%
Adjusted pre-provision net revenue on average assets (1)	1.44%	1.81%	1.90%
Net interest margin	3.29%	3.53%	3.51%
Cost of deposits	1.31%	0.23%	0.07%
Average equity to average assets	13.68%	12.96%	13.66%
Efficiency ratio (1)	56.0%	48.8%	48.4%
Adjusted efficiency ratio (1)	55.7%	48.8%	48.4%
Pacific Premier Bancorp, Inc. Capital Ratios
Tier 1 leverage ratio	11.03%	10.29%	10.08%
Common equity tier 1 to risk-weighted assets	14.32%	12.99%	12.11%
Tier 1 capital to risk-weighted assets	14.32%	12.99%	12.11%
Total capital to risk-weighted assets	17.29%	15.53%	14.62%
Asset Quality Ratios
Nonperforming loans as a percent of loans held for investment	0.19%	0.21%	0.22%
Nonperforming assets as a percent of total assets	0.13%	0.14%	0.15%
Net charge-offs to average total loans, net	0.13%	0.07%	0.02%
Allowance for credit losses to loans held for investment	1.45%	1.33%	1.38%
Allowance for credit losses as a percent of nonperforming loans	776%	633%	632%
(1) Reconciliations of the non-GAAP measures are set forth in the “Non-GAAP Measures” section included herein at Item 7 of this Annual Report on Form 10-K.

Operating Results

Net Income.  For 2023, we reported net income of $30.9 million, or $0.31 per diluted share, compared to net income of $283.7 million, or $2.98 per diluted share, for 2022. The decrease from 2022 was primarily due to a $255.6 million decrease in net gain from sales of investment securities, a $72.1 million decrease in net interest income, a $10.3 million increase in noninterest expense, and a $5.3 million increase in provision expense, partially offset by a $97.4 million decrease in income tax expense in 2023.

Our pre-provision net revenue, which excludes provision for credit losses, merger-related expense, where applicable, and income tax expense from net income, was $44.2 million in 2023, compared to $389.2 million in 2022. The decrease in 2023 from 2022 was primarily due to a $255.6 million decrease in net gain from sales of investment securities, $72.1 million decrease in net interest income, and a $10.3 million increase in noninterest expense. For additional details, see “Non-GAAP measures” presented under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For 2023, the Company’s return on average assets was 0.15%, return on average equity was 1.08%, and return on average tangible common equity was 2.09%. For 2022, the Company’s return on average assets was 1.32%, return on average equity was 10.18%, and return on average tangible common equity was 16.10%. For 2021, the Company’s return on average assets was 1.66%, return on average equity was 12.14%, and return on average tangible common equity was 19.30%. For additional details, see “Non-GAAP measures” presented under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The 2023 financial results were impacted by two nonrecurring items, a net loss of $254.1 million from the investment securities portfolio repositioning transaction and a $2.1 million noninterest expense resulting from the FDIC special assessment during the fourth quarter of 2023. Excluding the loss from the investment securities repositioning and the FDIC special assessment, our adjusted results were as follows: net income of $214.6 million, or $2.26 per diluted share, pre-provision revenue of $300.3 million or 1.44% as a percent of average assets, return on average assets of 1.03%, return on average equity of 7.61%, and return on average tangible common equity of 11.95%. For additional details, see “Non-GAAP measures” presented under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For 2023, net interest income totaled $625.0 million, a decrease of $72.1 million, or 10.34%, from 2022. This reflected increases in cost of funds, an increase in average interest-bearing liabilities of $489.7 million, and a decrease in average interest-earning assets of $771.3 million, partially offset by higher yields on interest-earning assets. Net interest margin decreased 24 basis points to 3.29% in 2023 from 3.53% in 2022. The decrease was primarily due to our cost of funds increasing 110 basis points, driven principally by higher rates paid on deposits and higher average wholesale/brokered certificates of deposit, partially offset by yields on interest-earning assets increasing 79 basis points, driven primarily by an increase in market rates of interest, a favorable remix of earning-assets, and the deployment of excess liquidity into higher yielding earning assets.

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

	For the Year Ended December 31,
	2023			2022			2021
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$1,437,074	$67,134	4.67%	$678,270	$12,691	1.87%	$904,159	$877	0.10%
Investment securities	3,778,650	103,236	2.73%	4,301,005	82,167	1.91%	4,495,956	73,829	1.64%
Loans receivable, net (1)(2)	13,759,815	717,615	5.22%	14,767,554	673,720	4.56%	13,497,119	622,033	4.61%
Total interest-earning assets	18,975,539	887,985	4.68%	19,746,829	768,578	3.89%	18,897,234	696,739	3.69%
Noninterest-earning assets	1,812,254			1,766,599			1,595,168
Total assets	$20,787,793			$21,513,428			$20,492,402
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$3,152,823	36,520	1.16%	$3,681,244	6,351	0.17%	$3,276,638	1,270	0.04%
Money market	4,667,007	69,917	1.50%	5,155,785	12,735	0.25%	5,507,469	6,824	0.12%
Savings	360,546	915	0.25%	433,156	391	0.09%	393,332	251	0.06%
Retail certificates of deposit	1,385,531	48,237	3.48%	944,963	6,498	0.69%	1,248,956	3,332	0.27%
Wholesale/brokered certificates of deposit	1,434,563	61,858	4.31%	520,652	14,118	2.71%	29,645	140	0.47%
Total interest-bearing deposits	11,000,470	217,447	1.98%	10,735,800	40,093	0.37%	10,456,040	11,817	0.11%
FHLB advances and other borrowings	798,667	27,255	3.41%	574,320	13,131	2.29%	24,947	99	0.40%
Subordinated debentures	331,534	18,244	5.50%	330,885	18,242	5.51%	410,067	22,449	5.47%
Total borrowings	1,130,201	45,499	4.03%	905,205	31,373	3.47%	435,014	22,548	5.18%
Total interest-bearing liabilities	12,130,671	262,946	2.17%	11,641,005	71,466	0.61%	10,891,054	34,365	0.32%
Noninterest-bearing deposits	5,564,887			6,859,141			6,527,259
Other liabilities	247,946			224,739			275,496
Total liabilities	17,943,504			18,724,885			17,693,809
Stockholders’ equity	2,844,289			2,788,543			2,798,593
Total liabilities and equity	$20,787,793			$21,513,428			$20,492,402
Net interest income		$625,039			$697,112			$662,374
Net interest rate spread			2.51%			3.28%			3.37%
Net interest margin (3)			3.29%			3.53%			3.51%
Cost of deposits (4)			1.31%			0.23%			0.07%
Cost of funds (5)			1.49%			0.39%			0.20%
Cost of non-maturity deposits (6)			0.78%			0.12%			0.05%
Ratio of interest-earning assets to interest-bearing liabilities			156.43%			169.63%			173.51%
________________________________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums, and the basis adjustments of certain loans included in fair value hedging relationships.
(2) Interest income includes net discount accretion of $10.2 million, $21.7 million, and $36.7 million, for the years ended December 31, 2023, 2022, and 2021, respectively.
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

	Year Ended December 31, 2023 Compared to Year Ended December 31, 2022 Increase (Decrease) Due to			Year Ended December 31, 2022 Compared to Year Ended December 31, 2021 Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-Earning Assets
Cash and cash equivalents	$23,335	$31,108	$54,443	$(179)	$11,993	$11,814
Investment securities	(8,305)	29,374	21,069	(3,012)	11,350	8,338
Loans receivable, net	(39,990)	83,885	43,895	57,878	(6,191)	51,687
Total interest-earning assets	(24,960)	144,367	119,407	54,687	17,152	71,839
Interest-Bearing Liabilities
Interest checking	(756)	30,925	30,169	173	4,908	5,081
Money market	(1,085)	58,267	57,182	(406)	6,317	5,911
Savings	(54)	578	524	27	113	140
Retail certificates of deposit	4,260	37,479	41,739	(581)	3,747	3,166
Wholesale/brokered certificates of deposit	35,751	11,989	47,740	10,895	3,083	13,978
FHLB advances and other borrowings	6,241	7,883	14,124	10,692	2,340	13,032
Subordinated debentures	36	(34)	2	(4,482)	275	(4,207)
Total interest-bearing liabilities	44,393	147,087	191,480	16,318	20,783	37,101
Changes in net interest income	$(69,353)	$(2,720)	$(72,073)	$38,369	$(3,631)	$34,738

Provision for Credit Losses.  For 2023, the Company recorded a $10.1 million provision expense for credit losses, compared to a $4.8 million provision expense in 2022. The provision expense for 2023 was comprised of an $14.4 million provision expense for loan losses, a $4.4 million provision recapture for unfunded commitments, and an $83,000 provision expense for HTM investment securities. The provision expense for loans during 2023 was largely impacted by changes in economic forecasts, slightly higher loss rates and qualitative adjustments, offset by lower loans held for investment. The provision recapture for unfunded commitments in 2023 was primarily reflective of lower unfunded commitments, partially offset by changes in economic forecasts, and slightly higher overall loss rates. The provision expense for HTM investment securities in 2023 was largely impacted by changes in economic forecasts.

The provision expense for 2022 included an $8.5 million provision expense for loan losses, a $3.6 million provision recapture for unfunded commitments, and a $21,000 provision expense for HTM investment securities. The provision expense for loans was largely impacted by changes to the overall size, composition, and asset quality trends of the loan portfolio. The recapture of the provision for unfunded commitments was reflective of favorable changes in the mix of unfunded commitments between various loan segments, as well as qualitative adjustments during 2022.

The following table sets forth the details of the provision for credit losses for the periods indicated:

	For the Year Ended December 31,			Variance 2023 vs. 2022
(Dollars in thousands)	2023	2022	2021	$	%
Provision for Credit Losses
Provision for loan losses	$14,423	$8,459	$(67,069)	$5,964	70.5%
Provision for unfunded commitments	(4,377)	(3,648)	(3,829)	(729)	20.0%
Provision for HTM securities	83	21	22	62	295.2%
Total provision for credit losses	$10,129	$4,832	$(70,876)	$5,297	109.6%

Noninterest (Loss) Income.  For 2023, noninterest loss totaled $173.9 million, a decrease of $262.7 million, or 296.0%, from noninterest income of $88.7 million for 2022. The decrease was primarily due to a $255.6 million decrease in net gain from sales of investment securities, primarily due to the net loss of $254.1 million from the investment securities repositioning transaction during the fourth quarter of 2023, a $2.8 million decrease in net gain from loan sales, a $2.5 million decrease in trust custodial account fees, and a $2.3 million decrease in escrow and exchange fee income. These decreases were partially offset by a $959,000 increase in earnings on bank owned life insurance. See “-Financial Condition - Investment Securities” for additional information with respect to the securities repositioning transaction.

During 2023, we sold $121.1 million of loans, compared to 2022 in which we sold $75.8 million of loans. In 2023, total loans sold included $1.9 million in SBA and U.S. Department of Agriculture (“USDA”) loans, with an average price of 103.9%, for a net gain of $74,000, and $119.2 million in other loans for a net gain of $341,000, compared with sales of $54.4 million in SBA and USDA loans, with an average price of 103.9% for a net gain of $3.2 million, and other loans for a net gain of $23,000 in 2022.

The following table presents the components of noninterest income for the periods indicated:

	For the Year Ended December 31,			Variance 2023 vs. 2022
(Dollars in thousands)	2023	2022	2021	$	%
Noninterest Income
Loan servicing income	$1,958	$1,664	$2,121	$294	17.7%
Service charges on deposit accounts	10,620	10,698	9,219	(78)	(0.7)%
Other service fee income	1,213	1,351	1,566	(138)	(10.2)%
Debit card interchange fee income	3,485	3,628	3,489	(143)	(3.9)%
Earnings on bank owned life insurance	14,118	13,159	11,299	959	7.3%
Net gain from sales of loans	415	3,238	4,428	(2,823)	(87.2)%
Net (loss) gain from sales of investment securities	(253,927)	1,710	16,906	(255,637)	(14949.5)%
Trust custodial account fees	39,129	41,606	38,176	(2,477)	(6.0)%
Escrow and exchange fees	3,994	6,325	7,286	(2,331)	(36.9)%
Other income	5,077	5,369	13,360	(292)	(5.4)%
Total noninterest (loss) income	$(173,918)	$88,748	$107,850	$(262,666)	(296.0)%

Noninterest Expense.  For 2023, noninterest expense totaled $407.0 million, an increase of $10.3 million, or 2.6%, from 2022. The increase in noninterest expense was primarily due to increases of $20.1 million in deposit expense driven by growth in HOA deposits and higher deposit earnings credit rates, $5.6 million in FDIC insurance premiums, which includes the $2.1 million FDIC special assessment, $3.0 million in data processing, and $1.2 million in legal and professional services. These increases were partially offset by decreases of $11.6 million in compensation and benefits attributable to lower staffing levels and lower incentives during 2023, $2.8 million in other expense, $1.7 million in loan expense, $1.7 million in amortization of intangible assets, and $1.5 million in premises and occupancy expense.

Our efficiency ratio was 56.0% for 2023, compared to 48.8% for 2022. Our adjusted efficiency ratio was 55.7% for 2023 when we further exclude the $2.1 million FDIC special assessment. For additional details, see “Non-GAAP measures” presented under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the components of noninterest expense for the periods indicated:

	For the Year Ended December 31,			Variance 2023 vs. 2022
(Dollars in thousands)	2023	2022	2021	$	%
Noninterest Expense
Compensation and benefits	$213,692	$225,245	$215,690	$(11,553)	(5.1)%
Premises and occupancy	45,922	47,433	48,234	(1,511)	(3.2)%
Data processing	29,679	26,649	23,770	3,030	11.4%
Other real estate owned operations, net	215	—	—	215	100.0%
FDIC insurance premiums	11,373	5,772	5,274	5,601	97.0%
Legal and professional services	19,123	17,947	18,554	1,176	6.6%
Marketing expense	7,080	7,632	6,917	(552)	(7.2)%
Office expense	4,958	5,103	5,957	(145)	(2.8)%
Loan expense	2,126	3,810	4,469	(1,684)	(44.2)%
Deposit expense	39,593	19,448	15,654	20,145	103.6%
Merger-related expense	—	—	5	—	—%
Amortization of intangible assets	12,303	13,983	15,936	(1,680)	(12.0)%
Other expense	20,887	23,648	19,817	(2,761)	(11.7)%
Total noninterest expense	$406,951	$396,670	$380,277	$10,281	2.6%

Income Taxes. The Company recorded income tax expense of $3.2 million in 2023, compared to $100.6 million in 2022, and $120.9 million in 2021. Our effective tax rate was 9.4% for 2023, 26.2% for 2022, and 26.2% for 2021. The effective tax rate for each year differs from the 21% federal statutory rate due to the impact of state taxes as well as various permanent tax differences, including tax-exempt income from municipal securities and loans, Bank owned life insurance income, tax benefits associated with low-income housing tax credit (“LIHTC”) investments, Section 162(m) limitation on the deduction of executive compensation, and the exercise of stock options and vesting of other stock-based compensation.

The effective tax rate for 2023 decreased from 2022 primarily due to the effect of favorable permanent tax differences on a lower pre-tax book income, driven by the balance sheet repositioning related to the Bank’s investment securities portfolio.

See Note 14 – Income Taxes of the notes to the consolidated financial statements included in Item 8 hereof for further discussion of income taxes and an explanation of the factors that impact our effective tax rate.

Financial Condition

At December 31, 2023, total assets of the Company were $19.03 billion, a decrease of $2.66 billion, or 12.3%, from $21.69 billion at December 31, 2022. The decrease was primarily due to a $1.39 billion decrease in loans, a $1.12 billion decrease in investment securities, a $164.8 million decrease in cash and cash equivalents, and a $70.0 million decrease in deferred income taxes, partially offset by a $115.1 million increase in other assets.

Total liabilities were $16.14 billion at December 31, 2023, a decrease of $2.75 billion, or 14.5%, from $18.89 billion at December 31, 2022. The decrease was primarily due to decreases of $2.36 billion in deposits and $400.0 million in FHLB term advances.

At December 31, 2023, our stockholders’ equity amounted to $2.88 billion, an increase of $84.2 million from $2.80 billion at December 31, 2022. The increase was primarily driven by $165.6 million in other comprehensive income from the realized loss, net of tax, resulting from the sale of AFS securities in the fourth quarter of 2023 and $30.9 million of net income, partially offset by $126.3 million in cash dividends in 2023.

To address the challenging dynamics from the rising interest rate environment, dislocation in credit, funding, and capital markets, industry-wide turmoil experienced during the first half of 2023, as well as rapid succession and heightened regulatory expectations, we took strategic actions during 2023 to increase loan pricing and continued our commitment to conservative credit underwriting standards to manage the lower level of new loan demand, increase our deposit pricing to mitigate deposit outflows, further enhance our capital, and bolster our liquidity position by reducing the size of the AFS securities portfolio and adding retail time deposits. During the fourth quarter of 2023, we proactively repositioned our securities portfolio to enhance our future earnings profile and provide additional liquidity as we navigate a challenging operating environment.

Throughout the year, we responded quickly to the industry challenges and collaborated across business lines to meet clients’ needs, deepen our relationships with existing clients, and attract new clients to the Bank, generating meaningful growth in new deposit account openings while maintaining pricing discipline. Additionally, as a result of our prudent and proactive capital, liquidity, and credit risk management, coupled with our ability to opportunistically deploy liquidity generated from the securities portfolio repositioning, we were able to reduce brokered deposits and FHLB term borrowings during 2023 while also maintaining liquidity levels. During 2023, we did not utilize either the Federal Reserve's discount window or the BTFP. We continued to prioritize capital accumulation over balance sheet growth in light of the uncertain economic outlook. The strength of our capital position provides us with greater optionality and flexibility in terms of balance sheet management.

Our book value per share increased to $30.07 at December 31, 2023 from $29.45 at December 31, 2022. At December 31, 2023, the Company’s tangible common equity to tangible assets ratio was 10.72%, an increase from 8.88% at December 31, 2022. Our tangible book value per share was $20.22 at December 31, 2023, compared to $19.38 at December 31, 2022. The increases in the ratio of tangible common equity to tangible assets and tangible book value per share at December 31, 2023 from the prior year-end were primarily driven by other comprehensive income and, to the lesser extent, current year’s net income, partially offset by dividends paid in 2023. The decrease in tangible assets also contributed to the increase in tangible common equity ratio. For additional details, see “Non-GAAP measures” presented under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investment Securities

Our investment policy, as established by our Asset Liability Committee, attempts to provide and maintain liquidity, capital preservation, complement our lending activities, support our interest rate risk management strategies, and generate a favorable return on investments without incurring undue interest rate and credit risks. Specifically, our investment policy generally limits our investments to U.S. government securities, federal agency-backed securities, U.S. government-sponsored enterprise (“GSE”) guaranteed mortgage-backed securities (“MBS”), which are guaranteed by Fannie Mae (“FNMA”), Freddie Mac (“FHLMC”), Federal Farm Credit Banks (“FFCB”), or Ginnie Mae (“GNMA”), U.S. Treasury securities, municipal bonds, and corporate bonds, specifically bank debt notes. The Bank has designated all investment securities as AFS or HTM. Debt securities classified as AFS are carried at estimated fair value, and debt securities classified as HTM are carried at amortized cost, net of ACL.

We primarily use our investment portfolio for liquidity purposes, capital preservation, and to support our interest rate risk management strategies. Our investment securities portfolio amounted to $2.87 billion at December 31, 2023, a decrease of $1.12 billion, or 28%, from $3.99 billion at December 31, 2022. The decrease was primarily a result of sales of $1.57 billion of AFS securities at fair value with a net loss of $253.9 million, as well as principal payments, fair value discounts from the AFS securities transferred to HTM, amortization, accretion, and redemptions of $349.5 million, partially offset by purchases of $784.9 million and a decrease in mark-to-market unrealized loss of $13.9 million in remaining AFS securities.

During the fourth quarter of 2023, we repositioned our securities portfolio by selling $1.26 billion of lower-yielding AFS securities at fair value, resulting in a net loss of $254.1 million, to enhance our future earnings profile and provide additional liquidity, reflecting the optionality we have created within the franchise. We redeployed a portion of the sale proceeds into higher-yielding short-term AFS U.S. Treasury securities. In general, the purchase of investment securities is primarily related to investing excess liquidity from our banking operations. During 2023, we have maintained a meaningful portion of the AFS securities portfolio in highly liquid, short-term securities while also lowering the effective duration of this portfolio to 0.7 years at December 31, 2023 from 3.1 years at December 31, 2022. This strategy enhances our interest rate sensitivity profile in the current rate environment and provides us with the flexibility to quickly redeploy these funds into higher-yielding assets as opportunities arise.

At December 31, 2023, AFS securities and HTM securities were $1.14 billion and $1.73 billion, respectively, compared to $2.60 billion and $1.39 billion at December 31, 2022, respectively. AFS securities are carried at fair value with unrealized gains or losses on these securities recognized in stockholders’ equity as accumulated other comprehensive income or loss. HTM securities are carried at amortized cost. During 2023, the Company transferred $410.7 million of AFS collateralized mortgage obligations to HTM securities. The Company intends and has the ability to hold the securities transferred to maturity. The transfer of these securities was accounted for at fair value on the transfer date. These collateralized mortgage obligations had a net carrying amount of $360.3 million with a pre-tax unrealized loss of $50.4 million, which are accreted into interest income as yield adjustments through earnings over the remaining term of the securities. The amortization of the related net after-tax unrealized losses reported in accumulated other comprehensive loss offsets the effect on interest income for the accretion of the unrealized losses associated with the transferred securities. No gains or losses were recorded at the time of transfer. The AFS securities transferred to HTM were investment grade with no credit-related issues as of the transfer date. The transfer of AFS securities to HTM was part of our management strategy to limit interest rate impact to AOCI. See Note 3 – Investment Securities of the notes to the consolidated financial statements in this Annual Report on Form 10-K.

The ACL on investment securities is determined for both the AFS and HTM classifications of the investment portfolio in accordance with ASC 326 and evaluated on a quarterly basis. As of December 31, 2023 and 2022, the Company had an ACL of $126,000 and $43,000, respectively, for HTM investment securities classified as municipal bonds. The Company recognized $83,000, $21,000, and $22,000 of provision for credit losses for HTM investment securities during the years ended December 31, 2023, 2022, and 2021, respectively. The Company had no ACL for AFS investment securities at December 31, 2023 and 2022.

Below is a breakdown of the investment security portfolio as of December 31, 2023 and 2022 by investment type and designation.

	2023			2022
(Dollars in thousands)	Amortized Cost	Fair Value	% Portfolio	Amortized Cost	Fair Value	% Portfolio
AFS investment securities:
U.S. Treasury	$538,899	$539,256	20.5%	$49,156	$47,017	1.3%
Agency	1,941	1,868	0.1%	485,331	431,438	11.7%
Corporate	481,499	446,343	17.0%	586,652	542,548	14.7%
Collateralized mortgage obligations	153,701	152,604	5.8%	829,928	764,229	20.6%
Mortgage-backed securities	—	—	—%	953,678	815,781	22.0%
Total AFS investment securities	1,176,040	1,140,071	43.4%	2,904,745	2,601,013	70.3%
HTM investment securities:
Municipal bonds	1,146,244	940,576	35.8%	1,148,055	890,626	24.1%
Collateralized mortgage obligations	334,997	326,992	12.5%	—	—	—%
Mortgage-backed securities	232,157	201,669	7.7%	231,692	198,071	5.4%
Other	16,269	16,269	0.6%	8,399	8,399	0.2%
Total HTM investment securities	1,729,667	1,485,506	56.6%	1,388,146	1,097,096	29.7%
Total investment securities	$2,905,707	$2,625,577	100.0%	$4,292,891	$3,698,109	100.0%

The following table sets forth the fair value of AFS and the amortized cost of HTM investment securities as well as the weighted average yields on our investment security portfolio by contractual maturity as of the date indicated. Weighted-average yields are an arithmetic computation of income within each maturity range based on the amortized cost of securities, not on a tax-equivalent basis.

	December 31, 2023
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
AFS investment securities:
U.S. Treasury	$539,256	5.28%	$—	—%	$—	—%	$—	—%	$539,256	5.28%
Agency	—	—%	—	—%	1,149	5.83%	719	7.86%	1,868	6.61%
Corporate	12,951	5.90%	251,485	5.93%	181,907	3.57%	—	—%	446,343	4.88%
Collateralized mortgage obligation	—	—%	41,112	5.79%	63,288	5.81%	48,204	5.50%	152,604	5.71%
Total AFS investment securities	552,207	5.30%	292,597	5.91%	246,344	4.16%	48,923	5.53%	1,140,071	5.18%

	December 31, 2023
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
HTM investment securities:
Municipal bonds	$—	—%	$26,257	1.44%	$37,985	1.62%	$1,082,002	2.07%	$1,146,244	2.04%
Collateralized mortgage obligation	—	—%	101	5.70%	—	—%	334,896	4.16%	334,997	4.17%
Mortgage-backed securities	—	—%	1,913	5.79%	3,482	4.92%	226,762	1.95%	232,157	2.03%
Other	—	—%	—	—%	—	—%	16,269	2.84%	16,269	2.84%
Total HTM investment securities	—	—%	28,271	1.75%	41,467	1.90%	1,659,929	2.48%	1,729,667	2.46%
Total investment securities	$552,207	5.30%	$320,868	5.54%	$287,811	3.83%	$1,708,852	2.57%	$2,869,738	3.54%

The following table presents the fair value of AFS and the amortized cost of HTM investment securities portfolios by Moody’s credit ratings at December 31, 2023.

(Dollars in thousands)	U.S. Treasury	Agency	Corporate	Municipal Bonds	Collateralized Mortgage Obligations	Mortgage-backed Securities	Other	Total	%
Aaa - Aa3	$539,256	$1,868	$19,910	$1,146,244	$487,601	$232,157	$—	$2,427,036	84.6%
A1 - A3	—	—	244,526	—	—	—	—	244,526	8.5%
Baa1 - Baa3	—	—	181,907	—	—	—	16,269	198,176	6.9%
Total	$539,256	$1,868	$446,343	$1,146,244	$487,601	$232,157	$16,269	$2,869,738	100.0%

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

The following is a listing of the breakdown by state for our municipal holdings, for all states with greater than 5% of the portfolio listed. 73% of the Texas issues are insured by The Texas Permanent School Fund.

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Fair Value	% of Municipal
Issuer
Texas	$533,560	$435,568	46.3%
California	89,392	68,355	7.3%
Georgia	79,471	65,933	7.0%
Washington	63,891	56,360	6.0%
Massachusetts	66,481	53,859	5.7%
Oregon	64,279	48,155	5.1%
Other	249,170	212,346	22.6%
Total municipal securities	$1,146,244	$940,576	100.0%

Loans

Loans held for investment totaled $13.29 billion at December 31, 2023, a decrease of $1.39 billion, or 9.5%, from $14.68 billion at December 31, 2022. The decrease was a result of lower loan originations due to our disciplined approach around credit risk management and loan pricing along with lower loan demand, particularly in our CRE and multifamily business, as well as higher loan maturities and prepayments as clients continue to deploy excess cash to pay down debt. The commercial line average utilization rate for the year ended December 31, 2023 decreased to 37% from 40% for the year ended December 31, 2022. In 2023, the decrease in loans was largely attributed to decreases in most segments of our loan portfolio, particularly in multifamily loans of $466.7 million, C&I loans of $370.3 million, CRE owner-occupied loans of $240.8 million, CRE non-owner-occupied loans of $238.5 million, and franchise loans of $158.6 million, partially offset by an increase in construction and land loans of $73.5 million. The decline in loans in 2023 reflects the strategic actions we have taken to maintain a disciplined approach to our loan production and pricing in order to manage our balance sheet and capital position, as well as prudent credit underwriting standards to manage the lower level of new loan demand, and focus on bringing high quality banking relationships into the organization.

The total end of period weighted average interest rate on loans, excluding fees and discounts, as of December 31, 2023 was 4.87%, compared to 4.61% at December 31, 2022. The year-over-year increase reflects the impact from higher rates on new originations and the repricing of loans as a result of the increases in benchmark interest rates.

Loans held for sale primarily represents the guaranteed portion of SBA loans, which the Bank originates for sale. At December 31, 2023, the Bank had no loans held for sale, compared to $2.6 million at December 31, 2022.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	December 31, 2023			December 31, 2022
(Dollars in thousands)	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
Investor loans secured by real estate
CRE non-owner-occupied	$2,421,772	18.2%	4.72%	$2,660,321	18.1%	4.51%
Multifamily	5,645,310	42.5%	3.97%	6,112,026	41.6%	3.86%
Construction and land	472,544	3.5%	9.08%	399,034	2.7%	8.24%
SBA secured by real estate	36,400	0.3%	9.37%	42,135	0.3%	7.61%
Total investor loans secured by real estate	8,576,026	64.5%	4.49%	9,213,516	62.7%	4.25%
Business loans secured by real estate
CRE owner-occupied	2,191,334	16.5%	4.36%	2,432,163	16.6%	4.22%
Franchise real estate secured	304,514	2.3%	4.77%	378,057	2.6%	4.75%
SBA secured by real estate	50,741	0.4%	9.02%	61,368	0.4%	7.45%
Total business loans secured by real estate	2,546,589	19.2%	4.50%	2,871,588	19.6%	4.36%
Commercial loans
Commercial and industrial	1,790,608	13.5%	7.07%	2,160,948	14.7%	6.32%
Franchise non-real estate secured	319,721	2.4%	5.01%	404,791	2.8%	4.91%
SBA non-real estate secured	10,926	0.1%	9.90%	11,100	0.1%	7.83%
Total commercial loans	2,121,255	16.0%	6.78%	2,576,839	17.6%	6.11%
Retail loans
Single family residential	72,752	0.5%	7.01%	72,997	0.5%	5.51%
Consumer	1,949	—%	6.66%	3,284	—%	6.29%
Total retail loans	74,701	0.5%	7.00%	76,281	0.5%	5.53%
Loans held for investment before basis adjustment (1)	13,318,571	100.2%	4.87%	14,738,224	100.4%	4.61%
Basis adjustment associated with fair value hedge (2)	(29,551)	(0.2)%		(61,926)	(0.4%)
Loans held for investment	13,289,020	100.0%		14,676,298	100.0%
Allowance for credit losses for loans held for investment	(192,471)			(195,651)
Loans held for investment, net	$13,096,549			$14,480,647

Total unfunded commitments	$1,703,470			$2,489,203
Loans held for sale, at lower of cost or fair value	$—			$2,643
______________________________
(1) Includes net deferred origination fees of $74,000 and $1.9 million, and unaccreted fair value net purchase discounts of $43.3 million and $54.8 million as of December 31, 2023 and 2022, respectively.
(2) Represents the basis adjustment associated with the application of hedge accounting on certain loans. Refer to Note 19 – Derivative Instruments for additional information.

The following table shows the contractual maturity of the Company’s loans without consideration of prepayment assumptions, at the date indicated:

	December 31, 2023
(Dollars in thousands)	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years through Fifteen Years	Due after Fifteen Years	Total
Investor loans secured by real estate
CRE non-owner-occupied	$159,261	$840,660	$1,295,305	$126,546	$2,421,772
Multifamily	48,336	521,064	4,189,663	886,247	5,645,310
Construction and land	403,698	61,331	7,515	—	472,544
SBA secured by real estate	—	—	284	36,116	36,400
Total investor loans secured by real estate	611,295	1,423,055	5,492,767	1,048,909	8,576,026
Business loans secured by real estate
CRE owner-occupied	53,500	339,215	1,591,247	207,372	2,191,334
Franchise real estate secured	2,834	31,569	241,577	28,534	304,514
SBA secured by real estate	—	213	10,687	39,841	50,741
Total business loans secured by real estate	56,334	370,997	1,843,511	275,747	2,546,589
Commercial loans
Commercial and industrial	828,824	608,702	333,019	20,063	1,790,608
Franchise non-real estate secured	12,472	92,638	214,611	—	319,721
SBA not secured by real estate	679	2,263	7,984	—	10,926
Total commercial loans	841,975	703,603	555,614	20,063	2,121,255
Retail loans
Single family residential	1,154	2,594	5,882	63,122	72,752
Consumer loans	808	181	313	647	1,949
Total retail loans	1,962	2,775	6,195	63,769	74,701
Loans held for investment before basis adjustment	1,511,566	2,500,430	7,898,087	1,408,488	13,318,571
Basis adjustment associated with fair value hedge (1)	—	—	—	—	(29,551)
Loans held for investment	1,511,566	2,500,430	7,898,087	1,408,488	13,289,020
______________________________
(1) Represents the basis adjustment associated with the application of hedge accounting on certain loans. Refer to Note 19 – Derivative Instruments for additional information.

The following table sets forth loans held for investment at December 31, 2023 that are contractually due after December 31, 2024 and whether such loans have fixed interest rates or adjustable interest rates.

	At December 31, 2023 Loans Due After December 31, 2024
(Dollars in thousands)	Fixed	Adjustable	Total
Investor loans secured by real estate
CRE non-owner-occupied	$1,008,265	$1,254,246	$2,262,511
Multifamily	570,441	5,026,533	5,596,974
Construction and land	6,912	61,934	68,846
SBA secured by real estate	1,206	35,194	36,400
Total investor loans secured by real estate	1,586,824	6,377,907	7,964,731
Business loans secured by real estate
CRE owner-occupied	1,481,573	656,261	2,137,834
Franchise real estate secured	62,439	239,241	301,680
SBA secured by real estate	500	50,241	50,741
Total business loans secured by real estate	1,544,512	945,743	2,490,255
Commercial loans
Commercial and industrial	509,831	451,953	961,784
Franchise non-real estate secured	42,317	264,932	307,249
SBA not secured by real estate	1,420	8,827	10,247
Total commercial loans	553,568	725,712	1,279,280
Retail loans
Single family residential	8,516	63,082	71,598
Consumer loans	1,128	13	1,141
Total retail loans	9,644	63,095	72,739
Loans held for investment before basis adjustment (1)	$3,694,548	$8,112,457	$11,807,005
______________________________
(1) Excludes the basis adjustment of $29.6 million to the carrying amount of certain loans included in fair value hedging relationships. Refer to Note 19 – Derivative Instruments for additional information.

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally initiate proceedings to pursue our remedies under the loan documents. For loans secured by real estate, we provide the required notices to the borrower and make any required filings, and commence foreclosure proceedings if necessary. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. At December 31, 2023, loans delinquent 30 or more days as a percentage of total loans held for investment was 0.08%, compared to 0.30% at December 31, 2022. The increase in delinquent loans during the year ended December 31, 2023 was primarily due to the decreases in loans that are 30 - 59 days past due and 90 days or more past due, largely driven by payoffs, charge-offs, and the return of loans to current status.

The following table sets forth delinquencies in the Company’s loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Loan Balance	# of Loans	Loan Balance	# of Loans	Loan Balance	# of Loans	Loan Balance
December 31, 2023
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	1	$412	1	$412
SBA secured by real estate	—	—	—	—	1	420	1	420
Total investor loans secured by real estate	—	—	—	—	2	832	2	832
Business loans secured by real estate
CRE owner-occupied	—	—	—	—	3	4,655	3	4,655
Franchise real estate secured	1	292	—	—	—	—	1	292
SBA secured by real estate	1	137	—	—	—	—	1	137
Total business loans secured by real estate	2	429	—	—	3	4,655	5	5,084
Commercial loans
Commercial and industrial	7	228	9	1,294	1	231	17	1,753
Franchise non-real estate secured	7	1,559	—	—	—	—	7	1,559
SBA non-real estate secured	1	249	—	—	2	558	3	807
Total commercial loans	15	2,036	9	1,294	3	789	27	4,119
Retail loans
Single family residential	1	19	—	—	—	—	1	19
Total retail loans	1	19	—	—	—	—	1	19
Total	18	$2,484	9	$1,294	8	$6,276	35	$10,054
Delinquent loans to loans held for investment		0.02%		0.01%		0.05%		0.08%

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Loan Balance	# of Loans	Loan Balance	# of Loans	Loan Balance	# of Loans	Loan Balance
December 31, 2022
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	2	$4,429	2	$4,429
Multifamily	1	2,723	—	—	2	6,057	3	8,780
Total investor loans secured by real estate	1	2,723	—	—	4	10,486	5	13,209
Business loans secured by real estate
CRE owner-occupied	3	1,434	—	—	4	6,555	7	7,989
Franchise real estate secured	2	7,073	—	—	—	—	2	7,073
SBA secured by real estate	—	—	1	104	2	1,087	3	1,191
Total business loans secured by real estate	5	8,507	1	104	6	7,642	12	16,253
Commercial loans
Commercial and industrial	9	4,657	9	81	4	3,908	22	8,646
Franchise non-real estate secured	5	3,592	—	—	—	—	5	3,592
SBA non-real estate secured	—	—	—	—	1	589	1	589
Total commercial loans	14	8,249	9	81	5	4,497	28	12,827
Retail loans
Single family residential	2	1,057	—	—	—	—	2	1,057
Consumer	1	2	—	—	—	—	1	2
Total retail loans	3	1,059	—	—	—	—	3	1,059
Total	23	$20,538	10	$185	15	$22,625	48	$43,348
Delinquent loans to loans held for investment		0.14%		—%		0.16%		0.30%

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

•Principal forgiveness
•Interest rate reduction
•Other-than-insignificant payment delay
•Term extension
•Any combination of the above

See Note 1 – Description of Business and Summary of Significant Accounting Policies to the notes to the consolidated financial statements in this Annual Report on Form 10-K for additional discussion on MLTBs.

As of December 31, 2023, the Company had two syndicated C&I participation loan modifications to one borrower experiencing financial difficulty totaling $12.6 million, the modification of which involved other-than-insignificant payment delays. During the year ended December 31, 2023, there were no MLTBs that had a payment default and had been modified within the 12 months preceding the payment default.

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

At December 31, 2022, the Company had five loans modified as TDRs totaling $16.1 million, which comprised of three CRE owner-occupied loans and one C&I loan totaling $5.1 million belonging to one borrower relationship with the terms modified due to bankruptcy, and a franchise non-real estate secured loan for $11.0 million belonging to another borrower relationship with the terms modified for payment deferral. During 2022, the three CRE owner-occupied loans and one C&I loan classified as TDRs were in payment default and on nonaccrual status as December 31, 2022. The franchise non-real estate secured loan was performing in accordance with the restructured contractual terms and was returned to accrual status as of December 31, 2022.

Credit Quality

We separate our loans by type, and we segregate the loans into various risk grade categories of “Pass,” “Special Mention,” “Substandard,” “Doubtful,” or “Loss.” We use risk grades as a means of measuring risk for determining the valuation allowance for both asset groups and individual assets at a point in time. Risk grades are reviewed regularly with the Company’s Credit and Portfolio Review Committee, and the portfolio management and risk grading process is reviewed on an ongoing basis by both an independent loan review function and periodic internal audits, as well as by regulatory agencies during scheduled examinations. For additional information on the Company’s credit quality and credit risk grades, see Note 4 – Loans Held for Investment to the notes to the consolidated financial statements in this Annual Report on Form 10-K.

Classified loans consists of those with a credit risk rating of substandard, doubtful, or loss. Classified loans totaled $142.0 million, or 1.07% of loans held for investment, at December 31, 2023, compared with $149.3 million, or 1.02% of loans held for investment, at December 31, 2022. As of December 31, 2023, we had two non-relationship syndicated C&I participation loans to one lending relationship totaling $12.6 million on nonaccrual status, consisting of a $8.1 million loan classified as substandard and another $4.5 million loan classified as doubtful. These loans were modified as MLTBs during the third quarter of 2023. Subsequent to the loan modification, all loans were paid current as of December 31, 2023. There were no loans classified as doubtful as of December 31, 2022. During 2023, we closely monitored the systemic issues impacting our borrowers such as the industry-wide turmoil experienced in the first half of 2023, economic uncertainty, supply chain disruptions exacerbated by geopolitical instability, inflationary pressures, higher interest rates as well as the trends in commercial real estate markets, including pressures on rents, vacancies, expenses and capitalization rates. We also continued our practice of proactively identifying and managing potentially weaker credits.

The following tables stratify the loan portfolio by the Company’s internal risk grading as of the dates indicated:

	Credit Risk Grades
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2023
Investor loans secured by real estate
CRE non-owner-occupied	$2,406,719	$6,966	$8,087	$—	$2,421,772
Multifamily	5,633,682	11,628	—	—	5,645,310
Construction and land	472,544	—	—	—	472,544
SBA secured by real estate	28,271	—	8,129	—	36,400
Total investor loans secured by real estate	8,541,216	18,594	16,216	—	8,576,026
Business loans secured by real estate
CRE owner-occupied	2,117,985	34,480	38,869	—	2,191,334
Franchise real estate secured	288,013	9,674	6,827	—	304,514
SBA secured by real estate	45,586	619	4,536	—	50,741
Total business loans secured by real estate	2,451,584	44,773	50,232	—	2,546,589
Commercial loans
Commercial and industrial	1,651,102	81,250	53,714	4,542	1,790,608
Franchise non-real estate secured	299,189	4,230	16,302	—	319,721
SBA non-real estate secured	9,970	—	956	—	10,926
Total commercial loans	1,960,261	85,480	70,972	4,542	2,121,255
Retail loans
Single family residential	72,752	—	—	—	72,752
Consumer loans	1,949	—	—	—	1,949
Total retail loans	74,701	—	—	—	74,701
Loans held for investment before basis adjustment (1)	$13,027,762	$148,847	$137,420	$4,542	$13,318,571

December 31, 2022
Investor loans secured by real estate
CRE non-owner-occupied	$2,647,607	$7,487	$5,227	$—	$2,660,321
Multifamily	6,089,836	12,667	9,523	—	6,112,026
Construction and land	399,034	—	—	—	399,034
SBA secured by real estate	33,161	—	8,974	—	42,135
Total investor loans secured by real estate	9,169,638	20,154	23,724	—	9,213,516
Business loans secured by real estate
CRE owner-occupied	2,363,719	2,351	66,093	—	2,432,163
Franchise real estate secured	352,645	18,036	7,376	—	378,057
SBA secured by real estate	55,865	118	5,385	—	61,368
Total business loans secured by real estate	2,772,229	20,505	78,854	—	2,871,588
Commercial loans
Commercial and industrial	2,093,726	31,273	35,949	—	2,160,948
Franchise non-real estate secured	368,013	27,583	9,195	—	404,791
SBA non-real estate secured	9,550	—	1,550	—	11,100
Total commercial loans	2,471,289	58,856	46,694	—	2,576,839
Retail loans
Single family residential	72,992	—	5	—	72,997
Consumer loans	3,257	—	27	—	3,284
Total retail loans	76,249	—	32	—	76,281
Loans held for investment before basis adjustment (1)	$14,489,405	$99,515	$149,304	$—	$14,738,224
______________________________
(1) Excludes the basis adjustment of $29.6 million and $61.9 million to the carrying amount of certain loans included in fair value hedging relationships at December 31, 2023 and 2022 . Refer to Note 19 – Derivative Instruments for additional information.

Nonperforming Assets

Nonperforming assets consist of loans whereby we have ceased accruing interest (i.e. nonaccrual loans), other real estate owned (“OREO”), and other repossessed assets owned. Nonaccrual loans generally consist of loans that are 90 days or more past due and loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest.

Nonperforming assets decreased by $5.8 million to $25.1 million, or 0.13% of total assets, at December 31, 2023, compared to $30.9 million, or 0.14% of total assets, at December 31, 2022. At December 31, 2023, nonperforming assets consisted of nonperforming loans of $24.8 million and OREO of $248,000. At December 31, 2022, all nonperforming assets consisted of nonperforming loans.

At December 31, 2023, nonperforming loans totaled $24.8 million, or 0.19% of loans held for investment, a decrease from $30.9 million, or 0.21% of loans held for investment, at December 31, 2022. The Company had no loans 90 days or more past due and still accruing at December 31, 2023 and 2022.

OREO was $248,000 at December 31, 2023, compared to no OREO at December 31, 2022.

The following table sets forth the composition of nonperforming assets at the dates indicated:

	December 31,
(Dollars in thousands)	2023	2022
Nonperforming assets
Investor loans secured by real estate
CRE non-owner-occupied	$412	$4,429
Multifamily	—	8,780
SBA secured by real estate	1,205	533
Total investor real estate secured loans	1,617	13,742
Business loans secured by real estate
CRE owner-occupied	8,666	11,475
SBA secured by real estate	—	1,191
Total business loans secured by real estate	8,666	12,666
Commercial loans
Commercial and industrial	13,976	3,908
SBA non-real estate secured	558	589
Total commercial loans	14,534	4,497
Total nonperforming loans	24,817	30,905
Other real estate owned	248	—
Total	$25,065	$30,905

Allowance for credit losses	$192,471	$195,651
Allowance for credit losses as a percent of total nonperforming loans	776%	633%
Nonperforming loans as a percent of loans held for investment	0.19%	0.21%
Nonperforming assets as a percent of total assets	0.13%	0.14%
MLTBs/TDRs included in nonperforming loans	$12,595	$5,051

Allowance for Credit Losses

The Company maintains an ACL for loans and unfunded loan commitments in accordance with ASC 326, which requires the Company to record an initial estimate of expected lifetime credit losses for loans and unfunded loan commitments at the time of origination or acquisition. The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated statements of financial condition. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. Loans that have been deemed by management to no longer possess similar risk characteristics are evaluated individually under a discounted cash flow approach, except those that have been deemed collateral dependent are evaluated individually based on the expected estimated fair value of the underlying collateral.

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

The Company’s ACL includes assumptions concerning current and future economic conditions using reasonable and supportable forecasts from an independent third party. These economic forecast scenarios are based on past events, current conditions, and the likelihood of future events occurring. Management periodically evaluates economic scenarios used in the Company’s ACL model, and thus the scenarios as well as the assumptions within those scenarios, and whether to use a weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events. As of December 31, 2023, the Company’s ACL model used three weighted scenarios representing a base-case scenario, an upside scenario, and a downside scenario. The use of three weighted scenarios at December 31, 2023 is consistent with the approach used in the Company’s ACL model at December 31, 2022. The Company’s ACL model at December 31, 2023 includes assumptions concerning the interest rate environment, general uncertainty concerning future economic conditions, and the potential for future recessionary conditions. The Company has identified certain economic variables that have significant influence in the Company’s model for determining the ACL. These key economic variables include changes in the U.S. unemployment rate, U.S. real GDP growth, CRE prices, and interest rates.

The Company considers the need for qualitative adjustments to the ACL on a quarterly basis. Qualitative adjustments may be related to and include, but not be limited to, factors such as (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization-specific risks such as credit concentrations, collateral-specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL. Qualitative adjustments at December 31, 2023 served to increase or decrease the level of allocated ACL to these segments of the loan portfolio: investor loans secured by real estate, business loans secured by real estate, and commercial loans.

The following charts quantify certain factors attributing to the changes in the ACL on loans held for investment for the years ended December 31, 2023 and 2022:

ACL change attributions ($ in millions)
For the year ended December 31, 2023
$195.7
$52.7
$4.7
$(60.6)
$192.5
ACL for LHFI Balance Dec, 2022
Economic Forecast & Other Model Updates
Asset Quality
Loan Composition
ACL for LHFI Balance Dec, 2023
Increase
Decrease

ACL change attributions ($ in millions)[1]
For the year ended December 31, 2022

$197.8
$(9.4)
$9.0
$(1.7)
$195.7
ACL for LHFI Balance Dec, 2021
Economic Forecast & Other Model Updates
Asset Quality
Loan Composition
ACL for LHFI Balance Dec, 2022
Increase
Decrease

______________________________
(1) Certain factors attributing to the changes in the ACL for 2022 have been reclassified to conform to the 2023 presentation.

At December 31, 2023, the ACL on loans was $192.5 million, a decrease of $3.2 million from $195.7 million at December 31, 2022. The decrease in the ACL for loans held for investment during 2023 was attributable to net charge-offs of $17.6 million, partially offset by $14.4 million in provision for credit losses. The provision for credit losses in 2023 was largely impacted by changes in economic forecasts, slightly higher loss rates, and changes in qualitative adjustments, offset by lower loans held for investment. Charge-offs during 2023 were largely attributed to two C&I lending relationships, two CRE non-owner-occupied lending relationships, one CRE owner-occupied lending relationship, and one multifamily lending relationship.

The decrease in the ACL during 2022 of $2.1 million was reflective of $10.6 million in net charge-offs, partially offset by $8.5 million in provision for credit losses. The provision for credit losses in 2022 was largely impacted by changes to the overall size, composition, and asset quality trends of the loan portfolio. Charge-offs during 2022 were largely attributed to one C&I lending relationship and two CRE non-owner-occupied lending relationships.

The Company maintains an ACL for off-balance sheet commitments related to unfunded loans and lines of credit, which is included in other liabilities of the consolidated statements of financial condition. The allowance for off-balance sheet commitments was $19.3 million and $23.6 million at December 31, 2023 and 2022, respectively. The decline in the allowance for off-balance sheet commitments in 2023 was attributed to a provision recapture for off-balance sheet commitments of $4.4 million, which was primarily related to a decrease in the balance of unfunded commitments, changes in the mix of unfunded commitments between various loan segments, as well as qualitative adjustments during 2023.

At December 31, 2023 and 2022, the Company believes the ACL was adequate to cover current expected credit losses in the loan portfolio. However, no assurance can be given that we will not, in any particular period, sustain credit losses that exceed the amount reserved, or that subsequent evaluation of our loan portfolio, in light of prevailing factors, including economic conditions that may adversely affect our market area or other circumstances, will not require significant increases in the ACL. In addition, regulatory agencies, as an integral part of their examination process, periodically review our ACL and may require us to recognize changes to the ACL based on judgments different from those of management. Should any of the factors considered by management in evaluating the appropriate level of the ACL change, including the size and composition of the loan portfolio, the credit quality of the loan portfolio, as well as forecasts of future economic conditions, the Company’s estimate of current expected credit losses could also significantly change and affect the level of future provisions for credit losses.

The following table sets forth the Company’s ACL, its corresponding percentage of the loan category balance, and the percent of loan balance to total loans held for investment in each of the loan categories listed as of the dates indicated:

	December 31, 2023			December 31, 2022
(Dollars in thousands)	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
Investor loans secured by real estate
CRE non-owner-occupied	$31,030	1.28%	18.2%	$33,692	1.27%	18.1%
Multifamily	56,312	1.00%	42.5%	56,334	0.92%	41.6%
Construction and land	9,314	1.97%	3.5%	7,114	1.78%	2.7%
SBA secured by real estate	2,182	5.99%	0.3%	2,592	6.15%	0.3%
Total investor loans secured by real estate	98,838	1.15%	64.5%	99,732	1.08%	62.7%
Business loans secured by real estate
CRE owner-occupied	28,787	1.31%	16.5%	32,340	1.33%	16.6%
Franchise real estate secured	7,499	2.46%	2.3%	7,019	1.86%	2.6%
SBA secured by real estate	4,427	8.72%	0.4%	4,348	7.09%	0.4%
Total business loans secured by real estate	40,713	1.60%	19.2%	43,707	1.52%	19.6%
Commercial loans
Commercial and industrial	36,692	2.05%	13.5%	35,169	1.63%	14.7%
Franchise non-real estate secured	15,131	4.73%	2.4%	16,029	3.96%	2.8%
SBA non-real estate secured	458	4.19%	0.1%	441	3.97%	0.1%
Total commercial loans	52,281	2.46%	16.0%	51,639	2.00%	17.6%
Retail loans
Single family residential	505	0.69%	0.5%	352	0.48%	0.5%
Consumer loans	134	6.88%	—%	221	6.73%	—%
Total retail loans	639	0.86%	0.5%	573	0.75%	0.5%
Total (1)	$192,471	1.45%	100.0%	$195,651	1.33%	100.0%
______________________________
(1) Total loans utilized in the calculation of the ratio of ACL to total loans held for investment includes $29.6 million and $61.9 million of the basis adjustment of certain loans used in fair value hedging relationships for the years ended December 31, 2023 and December 31, 2022, respectively. Refer to Note 19 – Derivative Instruments for additional information.

At December 31, 2023, the ratio of ACL to loans held for investment was 1.45%, an increase from 1.33% at December 31, 2022. Our unamortized fair value discount on the loans acquired totaled $43.3 million, or 0.33% of total loans held for investment, at December 31, 2023, compared to $54.8 million, or 0.37% of total loans held for investment, at December 31, 2022.

The following table sets forth the Company’s net charge-offs as a percentage of the average loan held for investment balances in each of the loan categories, as well as other credit related percentages at and for the periods indicated:

	As of and for the Year Ended December 31,
	2023			2022			2021
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Investor loans secured by real estate
CRE non-owner-occupied	$3,313	$2,561,815	0.13%	$4,760	$2,757,855	0.17%	$76	$2,759,560	—%
Multifamily	1,871	5,826,922	0.03%	—	6,101,168	—%	—	5,464,907	—%
Construction and land	—	435,511	—%	—	342,461	—%	—	301,353	—%
SBA secured by real estate	108	39,060	0.28%	70	44,880	0.16%	421	54,395	0.77%
Total investor loans secured by real estate	5,292	8,863,308	0.06%	4,830	9,246,364	0.05%	497	8,580,215	0.01%
Business loans secured by real estate
CRE owner-occupied	2,330	2,284,912	0.10%	(56)	2,411,754	—%	(56)	2,121,071	—%
Franchise real estate secured	—	335,363	—%	—	382,546	—%	—	348,916	—%
SBA secured by real estate	(248)	56,749	(0.44)%	—	70,518	—%	(32)	75,297	(0.04)%
Total business loans secured by real estate	2,082	2,677,024	0.08%	(56)	2,864,818	—%	(88)	2,545,284	—%
Commercial loans
Commercial and industrial	9,433	1,825,399	0.52%	5,483	2,203,087	0.25%	664	1,787,475	0.04%
Franchise non-real estate secured	(150)	359,467	(0.04)%	448	402,356	0.11%	2,149	398,126	0.54%
SBA non-real estate secured	(4)	11,431	(0.03)%	(1)	12,490	(0.01)%	(21)	14,095	(0.15)%
Total commercial loans	9,279	2,196,297	0.42%	5,930	2,617,933	0.23%	2,792	2,199,696	0.13%
Retail loans
Single family residential	89	71,488	0.12%	(148)	78,253	(0.19)%	(3)	165,398	—%
Consumer	861	2,620	32.86%	4	4,173	0.10%	(1)	6,239	(0.02)%
Total retail loans	950	74,108	1.28%	(144)	82,426	(0.17)%	(4)	171,637	—%
Total (1)	$17,603	$13,759,533	0.13%	$10,560	$14,767,218	0.07%	$3,197	$13,496,832	0.02%

Allowance for credit losses to loans held for investment			1.45%			1.33%			1.38%
Nonperforming loans to loans held for investment			0.19%			0.21%			0.22%
Allowance for credit losses to nonperforming loans			776%			633%			632%
______________________________
(1) Average loan balance includes $51.2 million and $44.3 million of average basis adjustment of certain loans included in fair value hedging relationships for the years ended December 31, 2023 and 2022, respectively. Refer to Note 19 – Derivative Instruments for additional information.

Deposits

At December 31, 2023, total deposits were $15.00 billion, a decrease of $2.36 billion, or 13.6%, from December 31, 2022. The decrease in deposits was due to decreases of $1.37 billion in noninterest-bearing checking, $806.5 million in brokered certificates of deposit, $554.2 million in money market and savings, and $220.2 million in interest-bearing checking, partially offset by an increase of $598.1 million in retail certificates of deposit.

At December 31, 2023, non-maturity deposits totaled $12.70 billion, or 84.70% of total deposits, a decrease of $2.15 billion, or 14.5% from December 31, 2022. The decrease was impacted by clients redeploying funds into higher yielding alternatives, prepaying or paying down loans, and shifting depositor behavior following the industry-wide turmoil experienced in the first half of 2023.

At December 31, 2023, maturity deposits totaled $2.29 billion, a decrease of $208.4 million, or 8.3%, from December 31, 2022. The decrease was primarily driven by a reduction of $806.5 million in brokered certificates of deposit, offset in part by an increase of $598.1 million in retail certificates of deposit.

The following table sets forth the average balance of deposit accounts and the weighted average rates paid for the periods indicated:

	For the Year Ended December 31,
	2023		2022
(Dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
Deposits
Noninterest-bearing checking	$5,564,887	—%	$6,859,141	—%
Interest-bearing checking	3,152,823	1.16%	3,681,244	0.17%
Money market	4,667,007	1.50%	5,155,785	0.25%
Savings	360,546	0.25%	433,156	0.09%
Retail certificates of deposit	1,385,531	3.48%	944,963	0.69%
Wholesale/brokered certificates of deposit	1,434,563	4.31%	520,652	2.71%
Total deposits	$16,565,357	1.31%	$17,594,941	0.23%

The increase in the weighted average cost of deposits in 2023 from 2022 was principally driven by higher pricing across all deposit product categories in the rising interest rate environment and a greater mix of maturity deposits during 2023.

The total end-of-period weighted average interest rate of total deposits was 1.55%, an increase from 0.79% at December 31, 2023 and 2022. The increase was principally driven by the increase in deposit costs in the current the rate environment. At December 31, 2023, the end-of-period weighted average rate of non-maturity deposits was 1.04%, compared to 0.43% at December 31, 2022.

As of December 31, 2023, the Bank counted one client, a property management holding company, with deposits of $703.0 million, or 4.7% of total deposits, which was comprised of 5,791 HOA and other property management-related companies and 10,703 total deposit accounts. No other individual depositor represented more than 1.2% of our total deposits, and our top 50 depositors represented 12.6% of our total deposits.

Our ratio of loans to deposits was 88.6% and 84.6% at December 31, 2023 and 2022, respectively.

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022
Uninsured deposits	$5,976,621	$5,756,162
The Bank is a member of the IntraFi Network, which allows our customers to access FDIC insurance protection on deposits that exceed the FDIC insurance limit while the Bank receives reciprocal deposits from other FDIC-insured banks. These reciprocal deposits acquired by the Bank through IntraFi, including both the Certificate of Deposit Account Registry Service CDARS and Insured Cash Service ICS programs, offer protection to depositors by fully insuring deposits with other network banks.

At December 31, 2023 the Company’s FDIC-insured deposits as a percentage of total deposits was 60%. Insured and collateralized deposits comprised 66% of total deposits at December 31, 2023, which includes federally-insured deposits, $732.6 million of collateralized municipal and tribal deposits, and $70.0 million of privately insured deposits.

The estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $534.8 million at December 31, 2023 and $382.0 million at December 31, 2022. The following table sets forth the maturity distribution of the estimated uninsured time deposits:

(Dollars in thousands)	December 31, 2023	December 31, 2022
3 months or less	$236,117	$199,742
Over 3 months through 6 months	219,430	109,659
Over 6 months through 12 months	72,756	50,707
Over 12 months	6,532	21,903
Total	$534,835	$382,011

Borrowings

Borrowings represent a secondary source of funds for our lending and investing activities. The Company has a variety of borrowing relationships that it can draw upon to fund its activities. At December 31, 2023, total borrowings amounted to $931.8 million, a decrease of $399.4 million, or 30.0%, from December 31, 2022. The decrease in borrowings at December 31, 2023 from December 31, 2022 was primarily due to redemptions of $400.0 million in term FHLB advances, partially offset by $638,000 amortization of subordinated debt issuance costs. As a result of our proactive liquidity management, we reduced FHLB borrowings by $400.0 million during 2023, and did not utilize either the Federal Reserve Bank's discount window or the BTFP.

At December 31, 2023, total borrowings represented 4.9% of total assets and had an end-of-period weighted average rate of 3.93%, compared with 6.1% of total assets and an end-of-period weighted average rate of 3.72% at December 31, 2022.

FHLB Advances

The FHLB system functions as a source of credit to financial institutions that are members. Advances are secured by certain real estate loans, investment securities, and the capital stock of the FHLB owned by the Company. Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors. The Company has a line of credit with the FHLB, which provides for advances totaling up to 30% of its assets. At December 31, 2023, the maximum amount we could borrow through the FHLB was $6.08 billion, of which $4.40 billion remained available for borrowing based on collateral pledged of $7.41 billion at carrying value in qualifying real estate loans. At December 31, 2023, the Company had $600.0 million in term FHLB advances, compared to $1.00 billion in term FHLB advances at December 31, 2022.
Other Borrowings

The Company maintains additional sources of liquidity at the Corporation level. The Corporation renewed the $25.0 million line of credit with U.S. Bank that matured in September 2023 and extended the maturity date to September 25, 2024. At December 31, 2023 and December 31, 2022, the Corporation had no outstanding balances against this line.

The Company maintains unsecured lines of credit to purchase federal funds totaling $390.0 million and access through the Federal Reserve discount window to borrow $2.93 billion based upon current pledged investment security collateral and a $953.5 million line with the BTFP, to be utilized as business needs dictate. It is anticipated that the BTFP will expire on March 11, 2024. Federal funds purchased are short-term in nature and utilized to meet short-term funding needs. The Company did not utilize either the Federal Reserve Bank's discount window or the BTFP during 2023.

Subordinated Debentures

At December 31, 2023, total subordinated debentures amounted to $331.8 million with a weighted interest rate of 5.31%, compared to $331.2 million with a weighted interest rate of 5.32% at December 31, 2022. The decrease of $638,000, or 0.19%, was primarily driven by amortization of debt issuance costs.

For additional information, see Note 13 – Subordinated Debentures of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

The following table sets forth certain information regarding the Company’s borrowed funds at or for the years ended on the dates indicated:

	At or For the Year Ended December 31,
(Dollars in thousands)	2023	2022
FHLB Advances
Balance outstanding at end of year	$600,000	$1,000,000
Weighted average interest rate at end of year	3.17%	3.19%
Average balance outstanding	$798,630	$574,239
Weighted average interest rate during the year	3.41%	2.29%
Maximum amount outstanding at any month-end during the year	$1,000,000	$1,000,000
Other Borrowings
Balance outstanding at end of year	$—	$—
Weighted average interest rate at end of year	—%	—%
Average balance outstanding	$37	$82
Weighted average interest rate during the year	6.30%	1.26%
Maximum amount outstanding at any month-end during the year	$—	$—
Subordinated Debentures
Balance outstanding at end of year	$331,842	$331,204
Weighted average interest rate at end of year	5.31%	5.32%
Average balance outstanding	$331,534	$330,885
Weighted average interest rate during the year	5.50%	5.51%
Maximum amount outstanding at any month-end during the year	$331,842	$331,204
Total Borrowings
Balance outstanding at end of year	$931,842	$1,331,204
Weighted average interest rate at end of year	3.93%	3.72%
Average balance outstanding	$1,130,201	$905,205
Weighted average interest rate during the year	4.03%	3.47%
Maximum amount outstanding at any month-end during the year	$1,331,311	$1,331,204

Liquidity and Capital Resources

Liquidity Management

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

The Bank’s and Company’s Board of Directors is ultimately responsible for ensuring policies and procedures are in place that provide for the safety and soundness management of assets and liabilities of the Bank, including liquidity management and interest rate risk policies to ensure these policies are effectively implemented. At the management level, the Bank’s Asset Liability Committee establishes the liquidity guidelines and review its ongoing compliance with the policies approved by the Board.

The objective of liquidity management is to ensure liquidity risk is monitored and controlled. Liquidity risk is the possibility that the Company will not be able to fund present and future obligations as they come due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost. The Bank and the Company have developed tools to appropriately identify, measure, monitor, and control funding and liquidity risk. These tools include daily, monthly, and quarterly reports and risk measures, cash flow projections, stress testing, and a formalized Contingency Funding Plan (“CFP”) as primary tools for measuring and managing liquidity risk. The CFP provides a framework for the Company to evaluate increasingly severe illiquid situations and monitor the availability of funding over these scenarios and addresses the actions that the Company would take in response to both a short-term and long-term funding crisis.

We seek to maintain a level of liquid assets to ensure a safe and sound operation. Our liquid assets are comprised of unrestricted cash, short-term investments, and unpledged AFS investments securities. The levels of these assets are dependent on our operating, lending, and investing activities during any given period. We endeavor to take a prudent, proactive approach to liquidity management, as evidenced by our balance-sheet-oriented initiatives throughout 2023 and 2022.

We believe our level of liquid assets is sufficient to meet current anticipated funding needs. As part of our daily monitoring, we calculate a liquidity ratio by dividing the sum of cash balances plus unpledged available-for-sale securities by total deposits, excluding time deposits maturing one year or more, plus FHLB advances maturing within one year. At December 31, 2023, our liquidity ratio was 13.5%, compared with 21.3% at December 31, 2022, which is above the Company’s minimum policy requirement of 10.0%. The Company regularly monitors liquidity, models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

At December 31, 2023, cash and cash equivalents totaled $936.5 million, compared to $1.10 billion at December 31, 2022. If additional liquidity is needed or otherwise desired as part of our liquidity management strategy, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve Board’s lending programs, brokered deposits, as well as loan and investment securities sales.

At December 31, 2023, the Bank had secured borrowing capacity with the FHLB allowing us to borrow up to 30% of the Bank’s total assets equating to a credit line of $6.08 billion, of which $4.40 billion remained available for borrowing based on collateral pledged by qualifying real estate loans with an aggregate carrying value of $7.41 billion. At December 31, 2023, our FHLB term borrowings totaled $600.0 million. Additionally, we had a $2.93 billion line with the FRB discount window secured by investment securities as well as qualifying loans, a $953.5 million line with the BTFP, which is anticipated to expire on March 11, 2024, unsecured lines of credit aggregating to $390.0 million with other correspondent banks from which to purchase federal funds, and AFS investment securities with the aggregate market value of $1.14 billion. Our unused borrowing capacity was $8.68 billion, and the combined readily available liquidity with cash and cash equivalents of $936.5 million, interest-bearing time deposits with financial institutions of $995,000, as well as short-term AFS U.S. Treasury securities of $294.9 million, totaled approximately $9.91 billion, with a coverage ratio of 191.5% to uninsured and uncollateralized deposits.

The Company’s primary source of funding is from our ability to generate low-cost commercial and consumer deposits, which totaled $15.00 billion as of December 31, 2023, comprised of approximately 157,000 deposit accounts and cash held in approximately 29,000 custodial accounts. Through our commercial banking teams, 58 branches, electronic banking and call-center delivery channels, we offer a broad array of deposit and treasury management products and services. In addition, we are able to generate low-cost deposits through our specialty business lines. Our Pacific Premier Trust division maintains balances of ancillary custodial client cash assets held in clients’ accounts as deposits at the Bank. Our Commerce Escrow division maintains balances of escrow funds and the sale proceeds of properties to be exchanged in tax-deferred 1031 exchanges as deposits at the Bank. In addition, our HOA & Property Banking division generates deposits through the specialized treasury and cash management deposit products we offer. The Bank’s participation in IntraFi’s CDARS and ICS programs provides our depositors with full deposit insurance coverage of excess balances, while the Bank receives reciprocal deposits from other FDIC-insured banks, and helps the Bank to retain the full amount of the deposits on its balance sheet, enhancing the Company’s funding stability. Our noninterest-bearing deposits as a percentage of total deposits was 32.9% as of December 31, 2023, reflecting our strong client relationship model.

A substantial portion of our loans were funded by our deposits, which amounted to $15.00 billion and $17.35 billion as of December 31, 2023 and 2022, respectively. At December 31, 2023, the Company’s loan-to-deposit ratio was 88.6%, compared with 84.6% at December 31, 2022. The increase was primarily associated with our deposits decreasing at a slightly higher rate relative to our loans decreasing during the period. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2023 totaled $2.18 billion and are comprised of $610.2 million in brokered certificates of deposit and $1.57 billion in retail certificates of deposit. We anticipate both reducing our higher cost brokered deposits and that the majority of our retail certificates of deposit will renew or transfer to other deposit products of the Bank at prevailing rates, although no assurance can be given.

To the extent that 2023 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit, or other sources.

The Bank maintains liquidity guidelines in the Company’s Liquidity Policy that permits the purchase of brokered deposit funds, in an amount not to exceed 15% of total deposits, or 12% of total assets, as a secondary source for funding. At December 31, 2023, the Company had $610.2 million in brokered deposits, which constituted 4.1% of total deposits and 3.2% of total assets. At December 31, 2022, the Company had $1.42 billion in brokered deposits, which constituted 8.2% of total deposits and 6.5% of total assets.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations. During 2023, the Bank paid $199.7 million in dividends to the Corporation, compared to $131.2 million during 2022.

The Corporation maintains a line of credit with U.S. Bank with availability of $25.0 million that will expire on September 25, 2024. The Corporation anticipates renewing the line of credit upon expiration. This line of credit provides an additional source of liquidity at the Corporation level. At December 31, 2023 and 2022, respectively, the Corporation had no outstanding balances against this line of credit.

The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of a (i) bank’s retained earnings; or (ii) bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period. However, a bank may, with the approval of the DFPI, make a distribution to its stockholders in an amount not exceeding the greatest of (i) its retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for its current fiscal year. In the event that the DFPI determines that the stockholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFPI may order the bank to refrain from making a proposed distribution. Under these provisions, the amount available for distribution from the Bank to the Corporation was approximately $260.9 million at December 31, 2023.

The Corporation’s ability to declare and pay dividends is subject to the guidance set forth in Federal Reserve’s Supervision and Regulations letter 09-4 (“SR 09-4”). The BHC should serve as a source of managerial and financial strength to its subsidiary banks, and consistent with this premise, hold capital commensurate with its overall risk profile. The board of directors of a BHC should assess carefully, among other things, capital adequacy and ensure that the dividend level is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios. As a general matter, the board of directors of a BHC should inform the Federal Reserve and should eliminate, defer, or significantly reduce the BHC’s dividends if (1) the BHC’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2) the BHC’s prospective rate of earnings retention is not consistent with the BHC’s capital needs and overall current and prospective financial condition; or (3) the BHC will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

During 2023, the Corporation declared dividends of $126.3 million, or $1.32 per share on its common stock. On January 27, 2024, the Company's Board of Directors declared a $0.33 per share dividend, payable on February 16, 2024 to stockholders of record on February 9, 2024. The Corporation anticipates that it will continue to pay quarterly cash dividends in the future, although there can be no assurance that payment of such dividends will continue or that they will not be reduced. The payment and amount of future dividends remain within the discretion of the Board and will depend on the Corporation’s financial condition and operating results, regulatory limitations, tax considerations, and other factors. Interest on deposits will be paid prior to payment of dividends on the Corporation’s common stock.

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

Material cash requirement

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

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs. The following schedule summarizes maturities and principal payments due on our contractual obligations, excluding accrued interest:

	At December 31, 2023
(Dollars in thousands)	Less than 1 year	More than 1 year	Total
FHLB advances and other borrowings	$400,000	$200,000	$600,000
Subordinated debentures	60,000	275,000	335,000
Certificates of deposit	2,183,186	111,560	2,294,746
Operating leases	19,182	33,972	53,154
Affordable housing partnerships commitment	11,065	21,005	32,070
Total contractual cash obligations	$2,673,433	$641,537	$3,314,970

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

	At December 31, 2023
(Dollars in thousands)	Less than 1 year	More than 1 year	Total
Loan commitments to extend credit	$1,116,829	$538,249	$1,655,078
Standby letters of credit	48,392	—	48,392
Total	$1,165,221	$538,249	$1,703,470

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

At December 31, 2023, the Company’s and the Bank’s Tier 1 capital was $2.08 billion and $2.35 billion, respectively, and total capital was $2.52 billion and $2.51 billion, respectively. At December 31, 2023, the Company’s and the Bank’s Tier 1 capital leverage ratio was 11.03% and 12.43%, common equity Tier 1 capital ratio was 14.32% and 16.13%, Tier 1 capital ratio was 14.32% and 16.13%, and total capital ratio was 17.29% and 17.23%, respectively. These capital ratios exceeded the “well capitalized” standards defined by the federal banking regulators under prompt corrective action rules of 5.00% for Tier 1 leverage ratio, 6.50% for common equity Tier 1 capital ratio, 8.00% for Tier 1 capital ratio, and 10.00% for total capital ratio and exceeded the minimum capital ratio levels inclusive of the fully phased-in capital conservation buffer of 4.00%, 7.00%, 8.50% and 10.50%, respectively. The regulatory capital ratios of the Company and Bank further strengthened at December 31, 2023 compared to the capital ratios at December 31, 2022.

See Note 2 – Regulatory Capital Requirements and Other Regulatory Matters in the notes to the consolidated financial statements included in Item 8 hereof for a discussion of the Bank’s and Corporation’s capital ratios.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management and Market Risk

Market risk is the risk of loss in value or reduced earnings from adverse changes in market prices and interest rates. The Bank’s market risk arises primarily from interest rate risk in our lending, investments. and deposit taking activities. Interest rate risk primarily occurs to the degree that the Bank’s interest-bearing liabilities reprice or mature on a different basis and frequency than its interest-earning assets. The Bank actively monitors and manages its portfolios to limit the adverse effects on net interest income and economic value due to changes in interest rates. The Asset Liability Committee is responsible for implementing the Bank’s interest rate risk management policy established by the Board of Directors that sets forth limits of acceptable changes in net interest income (“NII”) and economic value of equity (“EVE”) due to specified changes in interest rates. Management monitors asset and liability maturities and repricing characteristics on a regular basis and evaluates its interest rate risk as it relates to operational strategies.

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

Management monitors asset and liability maturities and repricing characteristics on a regular basis and evaluates its interest rate risk as it relates to operational strategies. Management analyzes potential strategies for their impact on the interest rate risk profile. Each quarter the Board of Directors reviews the Bank’s asset/liability position and simulations showing the impact on the Bank’s EVE in various interest rate scenarios. Interest rate moves, up or down, may subject the Bank to interest rate spread compression, which adversely impacts its net interest income. This is primarily due to the lag in repricing of the indices, to which adjustable rate loans and mortgage-backed securities are tied, as well as their repricing frequencies. Furthermore, large rate moves show the impact of interest rate caps and floors on adjustable rate transactions. This is partly offset by lags in repricing for deposit products. The extent of the interest rate spread compression depends on the direction and severity of interest rate moves and features in the Bank’s product portfolios.

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

The following table shows the projected NII and net interest margin of the Company at December 31, 2023 and 2022, assuming instantaneous parallel interest rate shifts in the first month of the following year:

December 31, 2023
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
300	667,387	40,063	6.4	3.69
200	656,958	29,634	4.7	3.63
100	643,837	16,513	2.6	3.56
Static	627,324	—	—	3.47
-100	601,798	(25,526)	(4.1)	3.33
-200	569,355	(57,969)	(9.2)	3.15
-300	534,151	(93,173)	(14.9)	2.95

December 31, 2022
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
200	787,390	32,342	4.3	4.03
100	772,657	17,609	2.3	3.95
Static	755,048	—	—	3.86
-100	727,456	(27,592)	(3.7)	3.72
-200	681,562	(73,486)	(9.7)	3.49

The following table shows the EVE and projected change in the EVE of the Company at December 31, 2023 and 2022, assuming instantaneous parallel interest rate shifts in the first month of the following year:

December 31, 2023
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
300	2,918,718	(236,315)	(7.5)	17.70
200	3,073,927	(81,106)	(2.6)	18.11
100	3,155,901	868	—	18.05
Static	3,155,033	—	—	17.51
-100	3,022,479	(132,554)	(4.2)	16.28
-200	2,785,592	(369,441)	(11.7)	14.57
-300	2,445,055	(709,978)	(22.5)	12.42

December 31, 2022
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
200	3,910,396	9,655	0.2	20.39
100	3,949,678	48,937	1.3	19.95
Static	3,900,741	—	—	19.09
-100	3,770,385	(130,356)	(3.3)	17.88
-200	3,554,253	(346,488)	(8.9)	16.34

Based on the modeling of the impact on earnings and EVE from changes in interest rates, the Company’s sensitivity to changes in interest rates is low for rising rates, aided by the addition of interest rate swaps for hedging purposes. With a slightly asset sensitive profile, the Earnings at Risk is expected to increase as rates rise. It is important to note the above tables are forecasts based on several assumptions and that actual results may vary. The forecasts are based on estimates of historical behavior and assumptions by management that may change over time and may turn out to be different. Factors affecting these estimates and assumptions include, but are not limited to (1) competitor behavior, (2) economic conditions both locally and nationally, (3) actions taken by the Federal Reserve, (4) customer behavior, and (5) management’s responses to the foregoing. Changes that vary significantly from the assumptions and estimates may have significant effects on the Company’s earnings and EVE.

The Company has minimal direct market risk from foreign exchange and no exposure from commodities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pacific Premier Bancorp. Inc.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Pacific Premier Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Pacific Premier Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Allowances for Credit Losses on Loans (“ACL”) – Commercial Real Estate and Commercial Loans — Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

The Company accounts for credit losses on loans by recording an estimate of expected lifetime credit losses for loans at the time of origination or acquisition. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts.

The Company uses a discounted cash flow model when determining estimates for the ACL. In developing reasonable and supportable forecasts, management periodically evaluates the appropriateness of economic scenarios and may decide that a particular economic scenario or a combination of probability-weighted economic scenarios should be used in the Company’s ACL model. The economic scenarios are comprised of multiple economic variables, which include the U.S. unemployment rate and U.S. real GDP growth rates, among other variables. The discounted cash flow methodology relies on several significant components essential to the development of estimates for future cash flows on loans. These components consist of: the estimated Probability of Default, the estimated Loss Given Default, which represents the estimated severity of the loss when a loan is in default, and the estimated exposure to the Company at default. Changes in economic forecasts, in conjunction with changes in loan specific attributes, have an impact on a loan’s probability of default and loss given default, which can drive changes in the determination of the ACL.

Given the significance of the ACL related to commercial real estate loans (Investor loans secured by real estate and Business loans secured by real estate) and commercial loans, the complexity of the models, and the management judgments required for the selection of appropriate models, economic forecast scenarios and related scenario-weightings, performing audit procedures to evaluate the ACL related to commercial real estate loans and commercial loans, requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit specialists.

How the Critical Audit Matter Was Addressed in the Audit:

Our audit procedures related to the ACL described in the preceding paragraph included the following, among others:
•We tested the effectiveness of controls over the (i) selection of the economic forecast scenarios and scenario related weightings by management, (ii) model development and maintenance, (iii) data transfers into and out of the models, (iv) determination of the qualitative allowance, and (v) overall calculation and disclosure.
•We involved our credit specialists to assist us in evaluating the reasonableness and conceptual soundness of the model and methodologies applied by management.
•We tested the completeness and accuracy of the key data used as inputs in the model.
•We evaluated the reasonableness of the probability-weighted economic scenarios utilized by management in the model.

Goodwill – Refer to Note 7 to the financial statements

Critical Audit Matter Description

Goodwill arises from the acquisition method of accounting for business combinations and represents the excess value of the consideration paid over the fair value of the net assets acquired. Goodwill is deemed to have an indefinite life, is not subject to amortization, and instead is tested for impairment at least annually.

The goodwill balance was $901.3 million as of December 31, 2023. The Company’s policy is to assess goodwill for impairment in the fourth quarter of each year or more frequently if events or circumstances lead management to believe the value of goodwill may be impaired. Impairment testing is performed at the reporting unit level.

The Company assessed goodwill for impairment by performing a quantitative assessment. The quantitative assessment utilized a combination of an income approach and a market approach. These valuation techniques consider several assumptions, such as the (i) estimated future cash flows, (ii) potential synergies, (iii) the discount rate used to present value such cash flows to determine the fair value under the income approach, and (iv) the selection of peer data utilized in the market approach.

Auditing the assessment of goodwill for impairment involves a high degree of subjectivity, including the need to involve our fair value specialists, as it relates to evaluating whether management's judgments in determining whether estimated future cash flows, including potential synergies, and the discount rate used to present value such cash flows were appropriate.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:
•We tested the effectiveness of controls over the management judgments to (i) estimate future cash flows, (ii) potential synergies, (iii) the determination of a discount rate used to present value such cash flows to determine the fair value under the income approach, and (iv) the selection of peer data utilized in the market approach.
•We tested the completeness and accuracy of the key data used as inputs in the determination of future cash flows.
•We evaluated the reasonableness of the assumptions utilized by management in the determination of the estimated future cash flows.
•We involved our valuation specialists to assist us in evaluating the reasonableness of the potential synergies, the discount rate used to present value cash flows to determine fair value under the income approach, and the selection of peer data utilized in the market approach.

/s/ Deloitte & Touche LLP

Costa Mesa, CA
February 23, 2024

We have served as the Company’s auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Pacific Premier Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Pacific Premier Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 23, 2024, expressed an unqualified opinion on those financial statements.

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
February 23, 2024

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Pacific Premier Bancorp, Inc. and subsidiaries
Irvine, California

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Pacific Premier Bancorp Inc. and the subsidiaries (the “Company”) for the year ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Costa Mesa, CA
February 25, 2022

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	At December 31,
(Dollars in thousands, except share data)	2023	2022
ASSETS
Cash and due from banks	$146,696	$135,207
Interest-bearing deposits with financial institutions	789,777	966,042
Cash and cash equivalents	936,473	1,101,249
Interest-bearing time deposits with financial institutions	995	1,734
Investments securities held-to-maturity, at amortized cost, net of allowance of $126 and $43 (fair value of $1,485,506 and $1,097,096 as of December 31, 2023 and December 31, 2022, respectively)	1,729,541	1,388,103
Investment securities available-for-sale, at fair value	1,140,071	2,601,013
FHLB, FRB, and other stock	99,225	119,918
Loans held for sale, at lower of cost or fair value	—	2,643
Loans held for investment	13,289,020	14,676,298
Allowance for credit losses	(192,471)	(195,651)
Loans held for investment, net	13,096,549	14,480,647
Accrued interest receivable	68,516	73,784
Other real estate owned	248	—
Premises and equipment, net	56,676	64,543
Deferred income taxes, net	113,580	183,602
Bank owned life insurance	471,178	460,010
Intangible assets	43,285	55,588
Goodwill	901,312	901,312
Other assets	368,996	253,871
Total assets	$19,026,645	$21,688,017
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$4,932,817	$6,306,825
Interest-bearing:
Checking	2,899,621	3,119,850
Money market/savings	4,868,442	5,422,607
Retail certificates of deposit	1,684,560	1,086,423
Wholesale/brokered certificates of deposit	610,186	1,416,696
Total interest-bearing	10,062,809	11,045,576
Total deposits	14,995,626	17,352,401
FHLB advances and other borrowings	600,000	1,000,000
Subordinated debentures	331,842	331,204
Accrued expenses and other liabilities	216,596	206,023
Total liabilities	16,144,064	18,889,628
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at December 31, 2023 and December 31, 2022; 95,860,092 shares and 95,021,760 shares issued and outstanding, respectively	938	933
Additional paid-in capital	2,377,131	2,362,663
Retained earnings	604,137	700,040
Accumulated other comprehensive loss	(99,625)	(265,247)
Total stockholders’ equity	2,882,581	2,798,389
Total liabilities and stockholders’ equity	$19,026,645	$21,688,017

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2023	2022	2021
INTEREST INCOME
Loans	$717,615	$673,720	$622,033
Investment securities and other interest-earning assets	170,370	94,858	74,706
Total interest income	887,985	768,578	696,739
INTEREST EXPENSE
Deposits	217,447	40,093	11,817
FHLB advances and other borrowings	27,255	13,131	99
Subordinated debentures	18,244	18,242	22,449
Total interest expense	262,946	71,466	34,365
Net interest income before provision for credit losses	625,039	697,112	662,374
Provision for credit losses	10,129	4,832	(70,876)
Net interest income after provision for credit losses	614,910	692,280	733,250
NONINTEREST INCOME
Loan servicing income	1,958	1,664	2,121
Service charges on deposit accounts	10,620	10,698	9,219
Other service fee income	1,213	1,351	1,566
Debit card interchange fee income	3,485	3,628	3,489
Earnings on bank owned life insurance	14,118	13,159	11,299
Net gain from sales of loans	415	3,238	4,428
Net (loss) gain from sales of investment securities	(253,927)	1,710	16,906
Trust custodial account fees	39,129	41,606	38,176
Escrow and exchange fees	3,994	6,325	7,286
Other income	5,077	5,369	13,360
Total noninterest (loss) income	(173,918)	88,748	107,850
NONINTEREST EXPENSE
Compensation and benefits	213,692	225,245	215,690
Premises and occupancy	45,922	47,433	48,234
Data processing	29,679	26,649	23,770
Other real estate owned operations, net	215	—	—
FDIC insurance premiums	11,373	5,772	5,274
Legal and professional services	19,123	17,947	18,554
Marketing expense	7,080	7,632	6,917
Office expense	4,958	5,103	5,957
Loan expense	2,126	3,810	4,469
Deposit expense	39,593	19,448	15,654
Merger-related expense	—	—	5
Amortization of intangible assets	12,303	13,983	15,936
Other expense	20,887	23,648	19,817
Total noninterest expense	406,951	396,670	380,277
Net income before income taxes	34,041	384,358	460,823
Income tax expense	3,189	100,615	120,934
Net income	$30,852	$283,743	$339,889
EARNINGS PER SHARE
Basic	$0.31	$2.99	$3.60
Diluted	$0.31	$2.98	$3.58
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	94,113,132	93,718,293	93,532,109
Diluted	94,236,875	94,091,461	94,012,137

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Net income	$30,852	$283,743	$339,889
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale, net of income taxes (1)	9,449	(212,822)	(51,563)
Reclassification adjustment for net loss (gain) on sale of securities included in net income, net of income tax (2)	182,167	(1,222)	(12,072)
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of income taxes (3)	(36,076)	(47,884)	(4,692)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of income taxes (4)	10,082	4,543	173
Other comprehensive income (loss), net of tax	165,622	(257,385)	(68,154)
Comprehensive income, net of tax	$196,474	$26,358	$271,735

(1) Income tax expense (benefit) on unrealized gain (loss) on securities was $4.4 million for 2023, $(84.5) million for 2022, and $(20.6) million for 2021.
(2) Income tax (benefit) expense on reclassification adjustment for net (loss) gain on sale of securities included in net income was $(71.8) million for 2023, $488,000 for 2022, and $4.8 million for 2021.

(3) Income tax (benefit) on the unrealized loss on securities transferred from available-for-sale to held-to maturity was $(14.3) million for 2023, $(19.1) million for 2022, and $(1.9) million for 2021.

(4) Income tax expense on the amortization of unrealized loss on securities transferred from available-for-sale to held-to maturity included in net income was $4.2 million for 2023, $1.9 million for 2022, and $70,000 for 2021.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2020	94,483,136	$931	$2,354,871	$330,555	$60,292	$2,746,649
Net Income	—	—	—	339,889	—	339,889
Other comprehensive loss	—	—	—	—	(68,154)	(68,154)
Repurchase and retirement of common stock	(479,944)	(5)	(11,942)	(6,120)	—	(18,067)
Cash dividends declared ($1.29 per share)	—	—	—	(121,887)	—	(121,887)
Dividend equivalents declared ($1.29 per restricted stock units)	—	—	487	(487)	—	—
Share-based compensation expense	—	—	13,264	—	—	13,264
Issuance of restricted stock, net	472,431	3	(3)	—	—	—
Restricted stock surrendered and canceled	(166,287)	—	(6,384)	—	—	(6,384)
Exercise of stock options, net	80,207	—	1,001	—	—	1,001
Balance at December 31, 2021	94,389,543	$929	$2,351,294	$541,950	$(7,862)	$2,886,311
Net Income	—	—	—	283,743	—	283,743
Other comprehensive loss	—	—	—	—	(257,385)	(257,385)
Cash dividends declared ($1.32 per share)	—	—	—	(125,160)	—	(125,160)
Dividend equivalents declared ($1.32 per restricted stock units)	—	—	493	(493)	—	—
Share-based compensation expense	—	—	18,925	—	—	18,925
Issuance of restricted stock, net	827,761	4	(4)	—	—	—
Restricted stock surrendered and canceled	(248,870)	—	(8,918)	—	—	(8,918)
Exercise of stock options, net	53,326	—	873	—	—	873
Balance at December 31, 2022	95,021,760	$933	$2,362,663	$700,040	$(265,247)	$2,798,389
Net Income	—	—	—	30,852	—	30,852
Other comprehensive income	—	—	—	—	165,622	165,622
Cash dividends declared ($1.32 per share)	—	—	—	(126,265)	—	(126,265)
Dividend equivalents declared ($1.32 per restricted stock units)	—	—	490	(490)	—	—
Share-based compensation expense	—	—	19,390	—	—	19,390
Issuance of restricted stock, net	1,085,234	4	(4)	—	—	—
Restricted stock surrendered and canceled	(308,818)	—	(6,373)	—	—	(6,373)
Exercise of stock options, net	61,916	1	965	—	—	966
Balance at December 31, 2023	95,860,092	$938	$2,377,131	$604,137	$(99,625)	$2,882,581

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$30,852	$283,743	$339,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	13,845	14,752	15,977
Provision for credit losses	10,129	4,832	(70,876)
Share-based compensation expense	19,390	18,925	13,264
Loss on sale and disposal of premises and equipment	619	89	234
(Gain) on sale of or write down of other real estate owned	(82)	—	—
Net amortization on securities	12,827	18,618	24,468
Net (accretion) of discounts/premiums for acquired loans and deferred loan fees/costs	(15,298)	(27,310)	(41,162)
Loss (gain) on sale of investment securities available-for-sale	253,927	(1,710)	(16,906)
(Gain) loss on debt extinguishment	(793)	—	180
Originations of loans held for sale, net of principal payments received	(1,386)	(61,237)	(51,098)
Proceeds from the sales of loans held for sale	2,085	73,300	44,734
Gain on sales of loans	(415)	(3,238)	(4,428)
Deferred income tax expense	3,962	5,899	28,807
Net change in accrued expenses and other liabilities	21,204	6,512	(29,038)
Income from bank owned life insurance, net	(11,440)	(10,658)	(9,000)
Amortization of intangible assets	12,303	13,983	15,936
Net change in accrued interest receivable and other assets	(100,749)	74,532	59,234
Net cash provided by operating activities	250,980	411,032	320,215
Cash flows from investing activities:
Net decrease in interest-bearing time deposits with financial institutions	739	482	629
Proceeds from sales of other real estate owned	3,835	—	—
Loan (originations) and payments, net	1,298,976	(431,181)	(1,022,505)
Proceeds from sales of loans previously classified as loans held for investment	116,932	5,800	1,530
Purchase of loans held for investment	—	(797)	—
Purchase of securities held-to-maturity	(23,267)	—	(48,695)
Proceeds from prepayments and maturities of securities held-to-maturity	47,413	20,115	10,334
Purchase of securities available-for-sale	(761,586)	(986,997)	(2,231,699)
Proceeds from prepayments and maturities of securities available-for-sale	253,185	326,980	563,061
Proceeds from sales of securities available-for-sale	1,568,604	936,413	901,137
Proceeds from the sales of premises and equipment	12	—	55
Proceeds from surrender of bank owned life insurance	272	—	1,809
Purchase of bank owned life insurance	—	—	(150,000)
Purchases of premises and equipment	(6,609)	(7,476)	(9,290)
Net change in FHLB, FRB, and other stock	7,926	(10,571)	(62)
Funding of Community Reinvestment Act (“CRA”) investments, net	(34,534)	(12,861)	(24,001)
Net cash provided by (used in) investing activities	2,471,898	(160,093)	(2,007,697)
Cash flows from financing activities:
Net change in deposit accounts	(2,356,775)	236,812	901,412
Net change in short-term borrowings	(200,000)	(358,000)	548,000
Proceeds from long-term borrowings	—	800,000	—
Repayment of long-term borrowings	(199,207)	—	(21,503)
Redemption of subordinated debentures	—	—	(171,153)
Cash dividends paid	(126,265)	(125,160)	(121,887)
Repurchase and retirement of common stock	—	—	(18,067)
Proceeds from exercise of stock options	966	873	1,001
Restricted stock surrendered and canceled	(6,373)	(8,918)	(6,384)
Net cash (used in) provided by financing activities	(2,887,654)	545,607	1,111,419
Net change in cash and cash equivalents	(164,776)	796,546	(576,063)
Cash and cash equivalents, beginning of year	1,101,249	304,703	880,766
Cash and cash equivalents, end of year	$936,473	$1,101,249	$304,703

Supplemental cash flow disclosures:
Interest paid	$258,938	$59,149	$38,761
Income taxes paid	53,135	75,294	86,535
Noncash investing activities during the period:
Transfers from loans held for investment to loans held for sale	117,441	6,399	1,006
Loans held for sale transfer to loans held for investment	2,868	—	—
Other real estate owned transferred from loans held for investment	7,590	—	—
Transfers of investment securities from available-for-sale to held-to-maturity	360,347	1,019,472	319,924
Transfer of CRA investment securities from FHLB, FRB, and other stock to other assets	12,601	—	—
Transfer of investment securities from FHLB, FRB, and other to held-to-maturity	—	7,000	—
Recognition of operating lease right-of-use assets	(7,360)	(1,635)	(5,003)
Recognition of operating lease liabilities	7,437	1,635	5,003

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

The principal business of the Company is attracting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in business loans and commercial real estate loans. At December 31, 2023, the Company had 58 full-service depository branches located in the Western Region of the U.S. in major metropolitan markets in Arizona, California, Nevada, and Washington. The Company also offers IRA custodial and maintenance services through its Pacific Premier Trust division, which serves as a custodian for self-directed IRAs as well as certain accounts that do not qualify as IRAs pursuant to the Internal Revenue Code. Account owners use the funds for self-directed investments in various alternative asset classes. Additionally, the Company provides commercial escrow and exchange services through its Commerce Escrow division, which facilitates commercial escrow services and tax-deferred commercial real estate exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company is also subject to the regulations of certain governmental agencies, and undergoes periodic examinations by those regulatory authorities.

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

Basis of Financial Statement Presentation. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”). Certain amounts in the consolidated financial statements and the related footnote disclosure for the prior periods have been reclassified to conform to the current presentation. Reclassifications had no effect on net income or stockholders’ equity as previously reported.

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

The following discussion provides a summary of the Company’s significant accounting policies:

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, cash balances due from banks, federal funds sold and cash items in the process of collection. Interest-bearing deposits with financial institutions primarily represent cash held at the Federal Reserve Bank of San Francisco. The Board of Governors of the Federal Reserve System (“Federal Reserve”) has cash reserve requirements for depository institutions based on the amount of deposits held. At December 31, 2023, the Bank had no required balance by the Federal Reserve. The Company maintains amounts due from banks that exceed federally insured limits. The Company has not experienced any losses in such accounts.

Securities. The Company has established written guidelines and objectives for its investing activities. At the time of purchase, management designates securities as either held-to-maturity or available-for-sale, or held-for-trading based on the Company’s investment objectives, operational needs, and intent. Investments are monitored to ensure that those activities are consistent with the established guidelines and objectives.

Securities Held-to-Maturity (“HTM”). Investments in debt securities that management has the positive intent and ability to hold to maturity are reported at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the period of time remaining to an investment’s maturity.

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

Allowance for Credit Losses (“ACL”) on Investment Securities. The ACL on investment securities is determined for both the HTM and AFS classifications of the investment portfolio in accordance with ASC 326 on a quarterly basis. The ACL for HTM investment securities is recorded at the time of purchase or acquisition, representing the Company’s best estimate of current expected credit losses (“CECL”) as of the date of the consolidated statements of financial condition. The ACL for HTM investment securities is determined on a collective basis, based on shared risk characteristics, and is determined at the individual security level when the Company deems a security to no longer possess risk characteristics similar with others in the portfolio. For investment securities where the Company has reason to believe the credit loss exposure is remote, a zero credit loss assumption is applied. Such investment securities typically consist of those guaranteed by the U.S. government or other government enterprises, where there is an explicit or implicit guarantee by the U.S. government, that are highly rated by rating agencies, and historically have had no credit loss experience.

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

The Company determines the amount of expected credit losses on AFS and HTM securities through a discounted cash flow approach, using the security’s effective interest rate. The Company’s discounted cash flow approach incorporates assumptions about the collectability of future cash flows. The amount of credit loss is measured as the amount by which the security’s amortized cost exceeds the present value of expected future cash flows. Credit losses on AFS securities are measured on an individual basis. The Company does not measure credit losses on an investment’s accrued interest receivable, but rather promptly reverses from current period earnings the amount of accrued interest that is no longer deemed collectable. Accrued interest receivable for investment securities is included in accrued interest receivable balances in the consolidated statements of financial condition.

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

The Company applies the equity method of accounting to investments in the equity of certain entities where it is deemed to have the ability to exercise significant influence over the entity, but does not control the entity, such as when its ownership interest is between 20% and 50%. Further, the Company also applies the equity method of accounting to equity investments it makes in limited partnerships and limited liability companies when its ownership interest in such entities exceeds 3-5% or when the Company has the ability to exercise significant influence over the entity. Such investments typically reflect equity interests in various partnerships that make investments qualifying for credit under the Community Reinvestment Act (“CRA”) and are recorded in other assets of the consolidated statements of financial condition. The Company records its share of the operating results associated with equity method investments, based on the most recent information available from the investee, in other noninterest income in the consolidated statements of income.

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

Loan Servicing Assets. Servicing assets are related to U.S. Small Business Administration (“SBA”) loans sold and are recognized at the time of sale when servicing is retained with the income statement effect recorded in net gain on sales of loans. Servicing assets are initially recorded at fair value based on the present value of the contractually specified servicing fee, net of estimated servicing costs, over the estimated life of the loan. The Company’s servicing costs approximates the industry average servicing costs of approximately 40 basis points. The servicing assets are subsequently amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. The Company periodically evaluates servicing assets for impairment based upon the fair value of the assets as compared to their carrying amount.

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

Loans Held for Investment. Loans held for investment are loans the Company has the ability and intent to hold for the foreseeable future, or until their maturity. These loans are carried at amortized cost, net of discounts and premiums on acquired and purchased loans, and net deferred loan origination fees and costs. Purchase discounts and premiums and net deferred loan origination fees and costs on loans are accreted or amortized in interest income as an adjustment of yield, using the interest method, over the contractual life of the loans. Accretion or amortization of deferred loan fees and costs or discounts and premiums are discontinued for loans that are placed on nonaccrual. Any remaining discounts, premiums, deferred fees or costs, and prepayment fees associated with loan payoffs prior to contractual maturity are included in interest income in the period of payoff. Loan commitment fees received to originate or purchase a loan are deferred and, if the commitment is exercised, recognized over the life of the loan using the interest method as an adjustment of yield or, if the commitment expires unexercised, recognized as income upon expiration of the commitment.

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

Allowance for Credit Losses on Loans. The Company accounts for credit losses on loans in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination or acquisition. The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated statements of financial condition. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. The Company measures the ACL on commercial real estate loans and commercial loans using a discounted cash flow approach, and a historical loss rate methodology is used to determine the ACL on retail loans. The Company’s discounted cash flow methodology incorporates a probability of default (“PD”) and loss given default (“LGD”) model, whereby PDs and LGDs are forecasted using economic scenarios over a two-year period to generate estimates for cash flows expected to be collected over the estimated life of a loan. Beyond the two-year forecast time horizon, the Company’s ACL model reverts to historical long-term average loss rates over a period of three years. Estimates of future expected cash flows ultimately reflect assumptions made concerning net credit losses over the life of a loan. The use of reasonable and supportable forecasts requires significant judgment, such as selecting forecast scenarios and related scenario-weighting, as well as determining the appropriate length of the forecast horizon. Management leverages economic projections from a reputable and independent third party to inform and provide its reasonable and supportable economic forecasts. Other internal and external indicators of economic forecasts may also be considered by management when developing the forecast metrics. The duration of the forecast horizon, the period over which forecasts revert to long-term averages, the economic forecasts that management utilizes, as well as additional internal and external indicators of economic forecasts that management considers, may change over time depending on the nature and composition of our loan portfolio.

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

The Company’s ACL model also includes adjustments for qualitative factors, where appropriate, since historical information, such as historical net losses and economic cycles, may not always provide a sufficient basis for determining future expected credit losses. Qualitative adjustments may be related to and include, but not limited to factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through backtesting, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL.

The Company has a credit portfolio review process designed to detect problem loans. Problem loans are typically those of a substandard or worse internal credit risk grade, and may consist of loans on nonaccrual status, modified loans to troubled borrowers, loans where the likelihood of foreclosure on underlying collateral has increased, collateral dependent loans and other loans where concern or doubt over the ultimate collectability of all contractual amounts due has become elevated. Such loans, which have exhibited a deterioration in credit quality may, in the opinion of management, be deemed to no longer possess risk characteristics similar to other loans in the loan portfolio, and as such may require individual evaluation to determine an appropriate ACL for the loan. When a loan is individually evaluated, the Company typically measures the expected credit loss for the loan based on a discounted cash flow approach, unless the loan has been deemed collateral dependent. Collateral dependent loans are loans where the repayment of the loan is expected to come from the operation of and/or eventual liquidation of the underlying collateral. The ACL for collateral dependent loans is determined based on the estimated expected fair value of the underlying collateral, less costs to sell.

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

At December 31, 2023, the Company had the following segments and classes of loans:

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

•Small Business Administration - We originate loans nationwide under the SBA’s 7(a), SBA Express, International Trade and 504(a) loan programs, in conformity with SBA underwriting and documentation standards. SBA loans are similar to commercial business loans, but have additional credit enhancement provided by the U.S. government. The Company originates SBA loans with the intent to sell the guaranteed portion into the secondary market on a quarterly basis. Certain loans classified as SBA are secured by commercial real estate property. SBA loans secured by hotels are included in the segment investor loans secured by real estate, and SBA loans secured by all other forms of real estate are included in the business loans secured by real estate segment. All other SBA loans are included in the commercial loans segment below, and are secured by business assets.

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

Modified Loans to Borrowers Experiencing Financial Difficulty. Infrequently, the Company makes modifications to certain loans in order to alleviate temporary difficulties in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. The Company also refers to these modifications as modified loans to troubled borrowers (“MLTB”). Modifications may include: changes in the amortization terms of the loan, reductions in interest rates, acceptance of interest only payments, and, in very limited cases, reductions to the outstanding loan balance. Such loans are typically placed on nonaccrual status when there is doubt concerning the full repayment of principal and interest or the loan has been in default for a period of 90 days or more. Such loans may be returned to accrual status when all contractual amounts past due have been brought current, and the borrower’s performance under the modified terms of the loan agreement and the ultimate collectability of all contractual amounts due under the modified terms is no longer in doubt. The Company typically measures the ACL on MLTB on an individual basis when such loans are deemed to no longer share risk characteristics that are similar with other loans in the portfolio. The determination of the ACL for these loans is based on a discounted cash flow approach for both those measured collectively and individually, unless the loan is deemed collateral dependent, which requires measurement of the ACL based on the estimated expected fair value of the underlying collateral, less costs to sell. GAAP requires the Company to make certain disclosures related to these loans, including certain types of modifications, as well as how such loans have performed since their modifications. Please see Note 4 – Loans Held for Investment for additional information concerning modified loans to troubled borrowers.

Acquired Loans. The Company has loans it has previously acquired through purchase or business combinations. When loans are purchased or acquired an assessment is first performed to determine if such loans have experienced more than insignificant deterioration in credit quality since their origination and thus should be classified as purchased credit deteriorated (“PCD”) loans or otherwise classified as non-PCD loans. All acquired loans are recorded at their fair value on the date of acquisition. Any resulting discount or premium recorded on acquired loans is accreted or amortized into interest income over the remaining life of the loans using the interest method. Additionally, upon the purchase or acquisition of non-PCD loans, the Company measures and records an ACL based on the Company’s methodology for determining the ACL. The ACL for non-PCD loans is recorded through a charge to the provision for credit losses in the period in which the loans were purchased or acquired.

Unlike non-PCD loans, the initial ACL for PCD loans is established through an adjustment to the acquired loan balance and not through a charge to the provision for credit losses. However, as with non-PCD loans, the ACL for PCD loans is determined with the use of the Company’s ACL methodology. Characteristics of PCD loans may include: delinquency, downgrade in credit quality since origination, loans on nonaccrual status, and/or other factors the Company may become aware of through its initial analysis of acquired loans that may indicate there has been more than insignificant deterioration in credit quality since a loan’s origination. Subsequent to acquisition, the ACL for both non-PCD and PCD loans is measured with the use of the Company’s ACL methodology in the same manner as all other loans.

Off-balance Sheet Commitments. Such commitments consist of commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recognized in the consolidated financial statements when they are funded. The Company records an ACL for off-balance sheet lending commitments using the same models and methodologies previously discussed under Allowance for Credit Losses on Loans, while incorporating assumptions for utilization. Please also see Note 5 - Allowance for Credit Losses for additional discussion concerning the ACL for off-balance sheet commitments.

Other Real Estate Owned. Real estate properties acquired through, or in lieu of, loan foreclosure are recorded at fair value, less cost to sell, with any excess of the loan’s amortized cost over the fair value of the property recorded as a charge against the ACL at the time of foreclosure. The Company obtains an appraisal and/or market valuation on all other real estate owned upon foreclosure. After foreclosure, valuations are periodically performed by management. Any subsequent declines in fair value are recorded as a charge to non-interest expense in current period earnings with a corresponding write-down to the asset. All legal fees and direct costs, including foreclosure and other related costs, are expensed as incurred.

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

Bank Owned Life Insurance (“BOLI”). BOLI assets are life insurance policies on certain current and former officers, directors and employees for which the Bank is the beneficiary under each policy. BOLI assets are recorded at their cash surrender value. Changes in the cash surrender value of BOLI and the death benefits of an insured individual covered by these policies, after distribution to the insured’s beneficiaries, if any, are recorded as tax-exempt noninterest income in the consolidated statements of income.

Goodwill and Other Intangible Assets. Goodwill originates from business combinations where the Company has acquired other financial institutions, and is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired. Goodwill has an indefinite useful life and is not amortized, but tested for impairment at least annually or more frequently if events and circumstances lead management to believe the value of goodwill may be impaired. Impairment testing is performed at the reporting unit level, which is considered the Company level, as management has identified the Company is its sole reporting unit as of December 31, 2023.

Management’s assessment of goodwill is performed in accordance with ASC 350-20, Intangibles - Goodwill and Other - Goodwill, which allows the Company to first perform a qualitative assessment of goodwill to determine if it is more likely than not the fair value of the Company is below its carrying value. However, GAAP also allows the Company, at its option, to unconditionally forego the qualitative assessment and proceed directly to a quantitative assessment. When performing a qualitative assessment of goodwill, should the results of such analysis indicate it is more likely than not the fair value of the Company is below its carrying value, the Company then performs the quantitative assessment of goodwill to determine the fair value of the Company and compares the results of that assessment to the carrying value of the Company. If the fair value of the Company is below its carrying value, a goodwill impairment loss would be recognized for the amount by which the Company’s carrying value exceeds its fair value. Impairment losses are recorded as a charge to noninterest expense.

The Company’s annual impairment test of goodwill is performed in the fourth quarter of each year. The Company elected to perform a quantitative assessment of goodwill for its 2023 annual impairment test, the results of which indicated the value of goodwill was not impaired. As of December 31, 2023, goodwill is the only intangible asset with an indefinite life recorded in the Company’s consolidated statements of financial condition.

Other intangible assets include core deposit and customer relationship intangibles arising from the acquisition of other financial institutions and are amortized on a basis reflecting the pattern in which the economic benefits of the intangible asset are expected to be consumed, or on a straight-line basis over their estimated useful lives, which ranges from six to eleven years. GAAP requires intangible assets other than goodwill to be tested for impairment when events and circumstances change, indicating that their carrying value may not be recoverable. For intangible assets other than goodwill, the Company first performs a qualitative assessment to determine if the carrying value of such assets may not be recoverable. A quantitative assessment is followed to determine the amount of impairment in the event the carrying value of such assets are deemed not recoverable. Impairment is measured as the amount by which their carrying value exceeds their estimated fair value. The Company tests other intangible assets for impairment in the fourth quarter of each year. The Company’s impairment test of other intangible assets in the fourth quarter of 2023 indicated the value of such assets were not impaired.

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

Business Combinations. The Company accounts for business combinations under the acquisition method of accounting. Upon obtaining control of the acquired entity, the Company records all identifiable assets and liabilities at their estimated fair values. Goodwill is recorded when the fair value of the consideration paid for an acquired entity exceeds the estimated fair value of the net assets acquired. If, following the close of an acquisition, additional information is obtained concerning the acquisition date fair value estimates for assets acquired and liabilities assumed, GAAP allows for corresponding adjustments to be made to goodwill over a one year measurement period following the date of acquisition. Costs associated with business combinations are reflected as a component of noninterest expense.

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

Liabilities to make lease payments and right-of-use assets are determined based on the total future contractual rents for each lease, discounted at the rate implicit in the lease or at the Company’s estimated incremental borrowing rate if the rate is not implicit in the lease. The Company measures future contractual rents based on the minimum payments specified in the lease agreement, giving consideration for periodic contractual rent increases, which may be based on an escalation rate or a specified index. When future rent payments are based on an index, the Company uses the index rate observed at the time of lease commencement to measure future lease payments. Liabilities to make future lease payments on operating leases are reduced by periodic contractual lease payments net of periodic interest accretion on the lease liability. Right-of-use assets for operating leases are amortized over the term of the lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion on the related liability to make lease payments. Expense recognition for operating leases is recorded on a straight-line basis and is included in premises and occupancy expense of the consolidated statements of income. Right-of-use assets are recorded in other assets and liabilities to make lease payments are recorded in accrued expenses and other liabilities of the consolidated statements of financial condition. As of December 31, 2023, all of the Company’s leases were classified as either operating leases or short-term leases.

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

Stock-Based Compensation. The Company issues various forms of stock-based compensation awards annually to officers and directors of the Company, including stock options, restricted stock awards, and restricted stock units. The related compensation costs are based on the grant-date fair value of the awards and are recognized in the income statement over the period they are expected to vest, net of estimates for forfeitures. Estimates for forfeitures are based on the Company’s historical experience for each award type. A Black-Scholes model is utilized to estimate the fair value of stock options on the grant date. The Black-Scholes model uses certain assumptions to determine grant-date fair value such as: expected volatility, expected term of the option, expected risk-free rate of interest, and expected dividend yield on the Corporation’s common stock. The market price of the Corporation’s common stock at the grant date is used for restricted stock awards in determining the grant date fair value for those awards. The Company did not issue any stock option awards during 2023 or 2022.

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

Income Taxes. Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the asset liability method. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized. At December 31, 2023 and 2022, no valuation allowance was deemed necessary against the Company’s deferred tax assets.

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

Variable Interest Entities. A VIE is consolidated in the Company’s financial statements when it is deemed the Company is the primary beneficiary of the VIE. GAAP requires analysis at the time of commencement of our involvement with a VIE, to determine the primary beneficiary and whether it should be consolidated in the Company’s financial statements. The Company continually performs analysis to determine the primary beneficiary of a VIE. At December 31, 2023 and 2022, no VIE for which the Company has involvement with were consolidated in the Company’s financial statements.

Recent Accounting Guidance Not Yet Effective

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The FASB issued this Update to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this Update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this Update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this Update on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segments. The amendments in this Update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis. Amendments in this Update include: a requirement that a public entity provide all annual disclosures about a reportable segment’s profit or loss in its interim period disclosures, disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), disclosure of amounts for other segment items by reportable segment and a description of its composition, clarification that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit or loss, requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss, and requires that a public entity that has a single reportable segment provide all the disclosures required by this Update as well as all existing disclosures required in Topic 280. The amendments in this Update are effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this Update on its consolidated financial statements.

In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, a consensus of the Emerging Issues Task Force. The amendments in this Update allow the option for an entity to apply the proportional amortization method of accounting to other equity investments that are made for the primary purpose of receiving income tax credits or other income tax benefits, if certain conditions are met. Prior to this Update, the application of the proportional amortization method of accounting was limited to investments in low income housing tax credit structures. The proportional amortization method of accounting results in the amortization of applicable investments, as well as the related income tax credits or other income tax benefits received, being presented on a single line in the statements of income, that is income tax expense. Under this Update, an entity has the option to apply the proportional amortization method of accounting to applicable investments on a tax-credit-program-by-tax-credit-program basis. In addition, the amendments in this Update require that all tax equity investments accounted for using the proportional amortization method use the delayed equity contribution guidance in paragraph 323-740-25-3, requiring a liability be recognized for delayed equity contributions that are unconditional and legally binding or for equity contributions that are contingent upon a future event when that contingent event becomes probable. Under this Update, low income housing tax credit investments for which the proportional amortization method is not applied can no longer be accounted for using the delayed equity contribution guidance. Further, this Update specifies that tax equity investments accounted for using the equity method must apply the impairment guidance in Subtopic 323-10 - Investments - Equity Method and Joint Ventures - Overall. This Update also clarifies that for low income housing tax credit investments not accounted for under the proportional amortization method or the equity method, an entity shall account for them under Topic 321 - Investments - Equity Securities. The amendments in this Update also require additional disclosures in interim and annual periods concerning investments for which the proportional amortization method is applied, including (i) the nature of tax equity investments, and (ii) the effect of tax equity investments and related income tax credits and other income tax benefits on the financial position and results of operations. The provisions of this Update are effective for the Company for interim and annual periods beginning after December 15, 2023. Early adoption is permitted. The Company has evaluated the provisions of this Update and does not believe they will have a material impact on the Company’s consolidated financial statements.

Accounting Guidance Adopted in 2023

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. The FASB issued this Update in response to feedback the FASB received from various stakeholders in its post-implementation review process related to the issuance of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was effective for the Company on January 1, 2020. The amendments in this Update include the elimination of accounting guidance for troubled debt restructurings (“TDRs”) in Subtopic 310-40 - Receivables - Troubled Debt Restructurings by Creditors, and introduce new disclosures and enhance existing disclosures concerning certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. Under the provisions of this Update, an entity must determine whether a modification results in a new loan or the continuation of an existing loan. Further, the amendments in this Update require that a public business entity disclose current period gross charge-offs on financing receivables within the scope of ASC 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost, by year of origination and class of financing receivable. The amendments in this Update became effective for the Company on January 1, 2023 for all interim and annual periods. The Company adopted the provisions in this Update prospectively. The adoption of the provisions of this have resulted in additional disclosures concerning modifications of loans to borrowers experiencing financial difficulty, as well as disaggregated disclosure of charge-offs on loans. Please also see Note 4 – Loans Held for Investment for added disclosure concerning modifications of loans to borrowers experiencing financial difficulty, as well as current period gross charge-offs on loans by year of origination and loan classification.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815) Fair Value Hedging - Portfolio Layer Method. The amendments in this Update make targeted improvements to fair value hedge accounting and more specifically to the last-of-layer hedge accounting method. This Update expands the last-of-layer hedge accounting method to allow for multiple hedged layers to be designated for a single closed portfolio of prepayable financial assets, and renames this accounting method the “portfolio layer method.” The provisions of this Update also include: (i) expanding the scope of the portfolio layer method to nonprepayable financial assets, (ii) specifying that eligible hedging instruments in a single layer hedge may include spot-starting or forward-starting constant-notional or amortizing-notional swaps and that the number of hedged layers corresponds with the number of hedges designated, (iii) specifies that an entity hedging multiple amounts in a closed portfolio using a single amortizing-notional swap is executing a single-layer hedge, (iv) provides additional guidance on the accounting for and disclosure of hedge basis adjustments resulting from a fair value hedge under the portfolio layer method by requiring such basis adjustments be maintained at the portfolio level and not allocated to individual assets, and to disclose basis adjustments as a reconciling item in certain disclosures, such as those for loans, and (v) specifies that an entity is to exclude hedge basis adjustments in the determination of credit losses on the assets within the closed portfolio. The provisions of this Update became effective for the Company on January 1, 2023 for all interim and annual periods. The adoption of the provisions in this Update did not have a material impact on the Company’s consolidated financial statements. Please also see Note 19 – Derivative Instruments, for disclosure concerning the Company’s portfolio layer method fair value hedges.

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

The Company and the Bank are required to meet risk-based capital standards under the revised capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III”, administered by their respective regulatory authorities. The Basel III final capital framework requires all banking organizations to maintain a capital conservation buffer of 2.50% above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases, and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of Common Equity Tier capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At December 31, 2023, the Company and Bank are in compliance with the capital conservation buffer requirement and exceeded the minimum Common Equity Tier 1, Tier 1 and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.0%, 8.5% and 10.5%, respectively, and the Bank qualified as “well capitalized” for purposes of the federal bank regulatory prompt corrective action regulations.

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

For regulatory capital purposes, the subordinated debentures of the Corporation and the Bank are included in Tier 2 capital at December 31, 2023 and 2022. See Note 13 – Subordinated Debentures for additional information.

As defined in applicable regulations and set forth in the table below at the dates indicated:

	Actual		Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer		Minimum Required For Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 Leverage Ratio	$2,084,189	11.03%	$755,610	4.00%	N/A	N/A
Common Equity Tier 1 Capital Ratio	2,084,189	14.32%	1,018,854	7.00%	N/A	N/A
Tier 1 Capital Ratio	2,084,189	14.32%	1,237,180	8.50%	N/A	N/A
Total Capital Ratio	2,516,538	17.29%	1,528,281	10.50%	N/A	N/A

Pacific Premier Bank
Tier 1 Leverage Ratio	$2,347,494	12.43%	$755,724	4.00%	$944,654	5.00%
Common Equity Tier 1 Capital Ratio	2,347,494	16.13%	1,018,964	7.00%	946,181	6.50%
Tier 1 Capital Ratio	2,347,494	16.13%	1,237,313	8.50%	1,164,530	8.00%
Total Capital Ratio	2,507,912	17.23%	1,528,446	10.50%	1,455,662	10.00%

December 31, 2022
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 Leverage Ratio	$2,179,494	10.29%	$847,230	4.00%	N/A	N/A
Common Equity Tier 1 Capital Ratio	2,179,494	12.99%	1,174,699	7.00%	N/A	N/A
Tier 1 Capital Ratio	2,179,494	12.99%	1,426,420	8.50%	N/A	N/A
Total Capital Ratio	2,605,586	15.53%	1,762,049	10.50%	N/A	N/A

Pacific Premier Bank
Tier 1 Leverage Ratio	$2,499,418	11.80%	$847,354	4.00%	$1,059,193	5.00%
Common Equity Tier 1 Capital Ratio	2,499,418	14.89%	1,174,963	7.00%	1,091,037	6.50%
Tier 1 Capital Ratio	2,499,418	14.89%	1,426,741	8.50%	1,342,815	8.00%
Total Capital Ratio	2,642,306	15.74%	1,762,444	10.50%	1,678,518	10.00%

Note 3 – Investment Securities

The amortized cost and estimated fair value of AFS investment securities were as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
AFS investment securities:
December 31, 2023
U.S. Treasury	$538,899	$381	$(24)	$539,256
Agency	1,941	—	(73)	1,868
Corporate	481,499	52	(35,208)	446,343
Collateralized mortgage obligations	153,701	—	(1,097)	152,604
Total AFS investment securities	$1,176,040	$433	$(36,402)	$1,140,071

December 31, 2022
U.S. Treasury	$49,156	$—	$(2,139)	$47,017
Agency	485,331	—	(53,893)	431,438
Corporate	586,652	—	(44,104)	542,548
Collateralized mortgage obligations	829,928	—	(65,699)	764,229
Mortgage-backed securities	953,678	—	(137,897)	815,781
Total AFS investment securities	$2,904,745	$—	$(303,732)	$2,601,013

The carrying amount and estimated fair value of HTM investment securities were as follows:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Gain	Gross Unrecognized Loss	Estimated Fair Value
HTM investment securities:
December 31, 2023
Municipal bonds	$1,146,244	$(126)	$1,146,118	$819	$(206,361)	$940,576
Collateralized mortgage obligations	334,997	—	334,997	1,565	(9,570)	326,992
Mortgage-backed securities	232,157	—	232,157	310	(30,798)	201,669
Other	16,269	—	16,269	—	—	16,269
Total HTM investment securities	$1,729,667	$(126)	$1,729,541	$2,694	$(246,729)	$1,485,506

December 31, 2022
Municipal bonds	$1,148,055	$(43)	$1,148,012	$44	$(257,430)	$890,626
Mortgage-backed securities	231,692	—	231,692	—	(33,621)	198,071
Other	8,399	—	8,399	—	—	8,399
Total HTM investment securities	$1,388,146	$(43)	$1,388,103	$44	$(291,051)	$1,097,096

The Company reassesses classification of certain investments as part of the ongoing review of the investment securities portfolio. During 2023, the Company transferred $410.7 million of AFS collateralized mortgage obligations to HTM securities. The Company intends and has the ability to hold the securities transferred to maturity. The transfer of these securities was accounted for at fair value on the transfer date. These collateralized mortgage obligations securities had a net carrying amount of $360.3 million with a pre-tax unrealized loss of $50.4 million, which are accreted into interest income as yield adjustments through earnings over the remaining term of the securities. The amortization of the related net after-tax unrealized losses reported in accumulated other comprehensive loss offsets the effect on interest income for the accretion of the unrealized losses associated with the transferred securities. No gains or losses were recorded at the time of transfer.

During 2022, the Company transferred an AFS municipal bond portfolio of $831.4 million and mortgage-backed securities of $255.0 million to HTM securities. The Company intends and has the ability to hold the securities transferred to maturity. The transfer of these securities was accounted for at fair value on the transfer date. The municipal bonds had a net carrying amount of $780.7 million with a pre-tax unrealized loss of $50.8 million, and the mortgage-backed securities had a net carrying amount of $238.8 million with a pre-tax unrealized loss of $$16.2 million, both of which are accreted into interest income as yield adjustments over the remaining term of the securities. No gains or losses were recorded at the time of transfer.

Investment securities with carrying values of $2.80 billion and $195.6 million as of December 31, 2023 and 2022, respectively, were pledged to other borrowings, secure public deposits, and for other purposes as required or permitted by law. The increase in the investment securities pledged during 2023 was primarily due to the additional investment securities with carrying values of $1.41 billion pledged to the Federal Reserve's discount window and $1.19 billion pledged to the Federal Reserve's new Bank Term Funding Program (“BTFP”) launched in March 2023 to increase the Company’s access to funding and provide liquidity.

Unrealized Gains and Losses

Unrealized gains and losses on AFS investment securities are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At December 31, 2023, the Company had a net unrealized loss on AFS investment securities of $36.0 million, or $25.8 million net of tax in accumulated other comprehensive loss, compared to a net unrealized loss of $303.7 million, or $217.4 million net of tax in accumulated other comprehensive loss, at December 31, 2022. The decrease of net unrealized loss on AFS investment securities was primarily due to the sale of $1.26 billion of AFS of securities at fair value to reposition the balance sheet, resulting in a net realized pre-tax loss of $254.1 million, or $182.3 million net of tax, during the fourth quarter of 2023.

For investment securities transferred from AFS to HTM, the net after-tax unrealized gains and losses at the date of transfer continue to be reported in stockholders’ equity as accumulated other comprehensive loss and are amortized over the remaining lives of the securities with an offsetting entry to interest income as an adjustment of yield in a manner consistent with the amortization of a premium or discount, with an offsetting entry to interest income for the accretion of the unrealized loss associated with the transferred securities. At December 31, 2023, the unrealized loss on investment securities transferred from AFS to HTM was $102.9 million, or $73.9 million net of tax. At December 31, 2022, the unrealized loss on investment securities transferred from AFS to HTM was $66.9 million, or $47.9 million net of tax.

The table below summarizes the number, fair value, and gross unrealized holding losses of the Company’s AFS investment securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of the dates indicated, aggregated by investment category and length of time in a continuous loss position.

	December 31, 2023
	Less than 12 months			12 months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
AFS investment securities:
U.S. Treasury	4	$98,622	$(24)	—	$—	$—	4	$98,622	$(24)
Agency	—	—	—	4	1,868	(73)	4	1,868	(73)
Corporate	1	4,989	(3)	47	431,353	(35,205)	48	436,342	(35,208)
Collateralized mortgage obligations	—	—	—	28	152,604	(1,097)	28	152,604	(1,097)
Total AFS investment securities	5	$103,611	$(27)	79	$585,825	$(36,375)	84	$689,436	$(36,402)

	December 31, 2022
	Less than 12 months			12 months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
AFS investment securities:
U.S. Treasury	5	$33,982	$(237)	1	$13,036	$(1,902)	6	$47,018	$(2,139)
Agency	8	79,895	(1,265)	35	351,543	(52,628)	43	431,438	(53,893)
Corporate	35	327,984	(20,840)	21	214,565	(23,264)	56	542,549	(44,104)
Collateralized mortgage obligations	41	522,955	(33,318)	40	241,229	(32,381)	81	764,184	(65,699)
Mortgage-backed securities	13	91,762	(6,987)	68	724,019	(130,910)	81	815,781	(137,897)
Total AFS investment securities	102	$1,056,578	$(62,647)	165	$1,544,392	$(241,085)	267	$2,600,970	$(303,732)

Allowance for Credit Losses on Investment Securities

The Company reviews individual securities classified as AFS to determine whether unrealized losses are deemed credit related or due to other factors such as changes in interest rates and general market conditions. An ACL on AFS investment securities is recorded when unrealized losses have been deemed, through the Company’s qualitative assessment, to be credit related. Non-credit related unrealized losses on AFS investment securities, which may be attributed to changes in interest rates and other market-related factors, are not recorded through an ACL. Such declines are recorded as an adjustment to accumulated other comprehensive loss, net of tax. In the event the Company is required to sell or has the intent to sell an AFS security that has experienced a decline in fair value below its amortized cost, the Company writes the amortized cost of the security down to fair value in the current period.

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

For additional information concerning allowance for credit losses on investment securities, refer to Note 1 – Description of Business and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in this Annual Report on Form 10-K.

At December 31, 2023 and 2022, the Company had an ACL of $126,000 and $43,000, respectively, for HTM investment securities classified as municipal bonds. The following table presents a rollforward by major security type of the ACL on the Company's HTM debt securities as of, and for the periods indicated:

	For the Year Ended December 31, 2023
(Dollars in thousands)	Balance, December 31, 2022	Provision for Credit Losses	Balance, December 31, 2023
HTM Investment securities:
Municipal bonds	$43	$83	$126

	For the Year Ended December 31, 2022
(Dollars in thousands)	Balance at December 31, 2021	Provision for Credit Losses	Balance, December 31, 2022
HTM Investment securities:
Municipal bonds	$22	$21	$43

The Company had no ACL for AFS investment securities at December 31, 2023 and 2022. The Company performed a qualitative assessment of the AFS investment securities as of December 31, 2023 and determined that the unrealized losses during 2023 were the result of general market conditions, including changes in interest rates driven by the Federal Reserve’s policy to reduce levels of inflation, and does not believe the declines in fair value were credit related. As of December 31, 2023, the Company has not recorded credit losses on certain AFS securities that were in an unrealized loss position due to the high quality of the investments, with investment grade ratings, and many of them are issued by U.S. government agencies. As of December 31, 2023, 61% of our AFS securities were U.S. Treasury, U.S. government agency, and U.S. government-sponsored enterprise securities. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. It is more likely than not that the Company will not be required to sell the securities prior to their anticipated recoveries, and at this time the Company does not intend to sell these securities. There was no provision for credit losses recognized for AFS investment securities during the years ended December 31, 2023 and 2022.

At December 31, 2023 and 2022, there were no AFS or HTM securities in nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. At December 31, 2023 and 2022, there were no securities purchased with deterioration in credit quality since their origination. At December 31, 2023 and 2022, there were no collateral dependent AFS or HTM securities.

Realized Gains and Losses

The following table presents the amortized cost of securities sold with related gross realized gains, gross realized losses, and net realized (losses) gains for the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Amortized cost of AFS investment securities sold	$1,822,531	$934,703	$884,231

Gross realized gains	$986	$13,645	$23,185
Gross realized losses	(254,913)	(11,935)	(6,279)
Net realized gains on sales of AFS investment securities	$(253,927)	$1,710	$16,906

During the fourth quarter of 2023, the Company sold $1.26 billion of lower-yielding AFS securities at fair value to reposition the securities portfolio, resulting in a net loss of $254.1 million, and redeployed a portion of the sale proceeds into higher-yielding short-term AFS U.S. Treasury securities.

Contractual Maturities

The amortized cost and fair value of investment securities at December 31, 2023, by contractual maturity, are shown in the table below.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS investment securities:
Treasury	$538,899	$539,256	$—	$—	$—	$—	$—	$—	$538,899	$539,256
Agency	—	—	—	—	1,190	1,149	751	719	1,941	1,868
Corporate	13,000	12,951	254,872	251,485	213,627	181,907	—	—	481,499	446,343
Collateralized mortgage obligations	—	—	41,266	41,112	63,988	63,288	48,447	48,204	153,701	152,604
Total AFS investment securities	551,899	552,207	296,138	292,597	278,805	246,344	49,198	48,923	1,176,040	1,140,071
HTM investment securities:
Municipal bonds	—	—	26,257	24,543	37,985	33,749	1,082,002	882,284	1,146,244	940,576
Collateralized mortgage obligations	—	—	101	101	—	—	334,896	326,891	334,997	326,992
Mortgage-backed securities	—	—	1,913	2,001	3,482	3,593	226,762	196,075	232,157	201,669
Other	—	—	—	—	—	—	16,269	16,269	16,269	16,269
Total HTM investment securities	—	—	28,271	26,645	41,467	37,342	1,659,929	1,421,519	1,729,667	1,485,506
Total investment securities	$551,899	$552,207	$324,409	$319,242	$320,272	$283,686	$1,709,127	$1,470,442	$2,905,707	$2,625,577

FHLB, FRB, and Other Stock

The Company’s equity securities primarily consist of FHLB and FRB stock, which are considered restricted securities and held as a condition of membership of the FHLB and the Board of Governors of the Federal Reserve System. These equity securities without readily determinable fair values are carried at cost less impairment. At December 31, 2023, the Company had $19.4 million in FHLB stock, $75.2 million in FRB stock, and $4.7 million in other stock. At December 31, 2022, the Company had $27.7 million in FHLB stock, $74.8 million in FRB stock, and $17.4 million in other stock.

The Company evaluates its investments in FHLB, FRB, and other stock for impairment periodically, including their capital adequacy and overall financial condition. No impairment losses have been recorded through December 31, 2023.

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

The following table presents the composition of the loan portfolio as of the dates indicated:

	December 31,
(Dollars in thousands)	2023	2022
Investor loans secured by real estate
CRE non-owner-occupied	$2,421,772	$2,660,321
Multifamily	5,645,310	6,112,026
Construction and land	472,544	399,034
SBA secured by real estate	36,400	42,135
Total investor loans secured by real estate	8,576,026	9,213,516
Business loans secured by real estate
CRE owner-occupied	2,191,334	2,432,163
Franchise real estate secured	304,514	378,057
SBA secured by real estate	50,741	61,368
Total business loans secured by real estate	2,546,589	2,871,588
Commercial loans
Commercial and industrial	1,790,608	2,160,948
Franchise non-real estate secured	319,721	404,791
SBA non-real estate secured	10,926	11,100
Total commercial loans	2,121,255	2,576,839
Retail loans
Single family residential	72,752	72,997
Consumer	1,949	3,284
Total retail loans	74,701	76,281
Loans held for investment before basis adjustment (1)	13,318,571	14,738,224
Basis adjustment associated with fair value hedge (2)	(29,551)	(61,926)
Loans held for investment	13,289,020	14,676,298
Allowance for credit losses for loans held for investment	(192,471)	(195,651)
Loans held for investment, net	$13,096,549	$14,480,647

Total unfunded loan commitments	$1,703,470	$2,489,203
Loans held for sale, at lower of cost or fair value	$—	$2,643
____________________________________________________
(1) Includes net deferred origination fees of $74,000 and $1.9 million, and unaccreted fair value net purchase discounts of $43.3 million and $54.8 million as of December 31, 2023 and 2022, respectively.
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

Loans Serviced for Others and Loan Securitization

The Company generally retains the servicing rights of the guaranteed portion of SBA loans sold, for which the Company initially records servicing assets at fair value within its other assets category. Servicing assets are subsequently measured using the amortization method and amortized to noninterest income. At December 31, 2023 and 2022, the servicing assets totaled $1.6 million and $3.0 million, respectively, and were included in other assets on the Company’s consolidated statements of financial condition. Servicing assets are evaluated for impairment based upon the fair value of the servicing rights as compared to the carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. The fair value of retained servicing rights is generally evaluated at the loan level using a discounted cash flow analysis utilizing current market assumptions derived from the secondary market. Key modeling assumptions include interest rates, prepayment assumptions, discount rate, and servicing cost. At December 31, 2023, and 2022, the Company determined that no valuation allowance was necessary.

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

To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse Freddie Mac for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date of December 23, 2016. The liability recorded for the Company’s exposure to the reimbursement agreement with Freddie Mac was $345,000 and $334,000 as of December 31, 2023 and 2022, respectively.

Loans sold and serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of loans and participations serviced for others were $373.8 million and $463.4 million at December 31, 2023 and 2022, respectively. Included in those totals are multifamily loans transferred through securitization with Freddie Mac of $48.0 million and $54.2 million at December 31, 2023 and 2022, respectively, and SBA participations serviced for others totaling $258.1 million and $315.3 million at December 31, 2023 and 2022, respectively.

Concentration of Credit Risk

As of December 31, 2023, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located principally in California. The Company’s loan portfolio contains concentrations of credit in multifamily, CRE non-owner-occupied, CRE owner-occupied, and C&I business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations, and diversifies its loan portfolio through loan originations, purchases, and sales to meet approved concentration levels.

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus and likewise in excess of 15% of the Bank’s unimpaired capital plus surplus for unsecured loans. These loans-to-one-borrower limitations result in a dollar limitation of $834.6 million for secured loans and $500.8 million for unsecured loans at December 31, 2023. In order to manage concentration risk, the Bank maintains a house lending limit well below these statutory maximums. At December 31, 2023, the Bank’s largest aggregate outstanding balance of loans to one borrower was $269.4 million, primarily comprised of asset-based lines of credit.

Credit Quality and Credit Risk Management

The Company’s credit quality and credit risk is managed in two distinct areas. The first is the loan origination process, wherein the Bank underwrites credit and chooses which types and levels of risk it is willing to accept. The Company maintains a credit policy which addresses many related topics, sets forth maximum tolerances for key elements of loan risk, and indicates appropriate protocols for identifying and analyzing these risk elements. The policy sets forth specific guidelines for analyzing each of the loan products the Company offers from both an individual and portfolio-wide basis. The credit policy is reviewed annually by the Bank Board. The Bank’s underwriters ensure all key risk factors are analyzed, with most underwriting including a global cash flow analysis of the prospective borrowers and guarantors.

The second area is in the ongoing oversight of the loan portfolio, where existing credit risk is measured and monitored, and where performance issues are dealt with in a timely and appropriate fashion. Credit risk is monitored and managed within the loan portfolio by the Company’s portfolio managers based on both the credit policy and a credit and portfolio review policy. This latter policy requires a program of financial data collection and analysis, thorough loan reviews, property and/or business inspections, monitoring of portfolio concentrations and trends, and consideration of current business and economic conditions. The portfolio managers also monitor asset-based lines of credit, loan covenants, and other conditions associated with the Company’s business loans as a means to help identify potential credit risk. Most individual loans, excluding the homogeneous loan portfolio, are reviewed at least annually, including the assignment or confirmation of a risk grade.

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
•Substandard assets are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. These assets are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Other real estate owned (“OREO”) acquired through foreclosure are also classified as substandard assets.
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

The Bank’s portfolio managers also manage loan performance risks, collections, workouts, bankruptcies, and foreclosures. A special assets department, whose portfolio managers have professional expertise in these areas, typically handles or advises on these types of matters. Loan performance risks are mitigated by our portfolio managers acting promptly and assertively to address problem credits when they are identified. Collection efforts commence immediately upon non-payment, and the portfolio managers seek to promptly determine the appropriate steps to minimize the Company’s risk of loss. When foreclosure will maximize the Company’s recovery for a non-performing loan, the portfolio managers will take appropriate action to initiate the foreclosure process.

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

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as well as the gross charge-offs on a year-to-date basis by year of origination as of December 31, 2023:

	Term Loans by Vintage
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2023
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$71,452	$482,045	$549,828	$192,399	$315,139	$795,856	$—	$—	$2,406,719
Special mention	—	3,811	2,530	—	—	625	—	—	6,966
Substandard	—	412	—	—	—	7,675	—	—	8,087
Multifamily
Pass	179,055	1,184,329	2,008,126	725,123	822,411	714,638	—	—	5,633,682
Special mention	—	—	—	—	—	11,628	—	—	11,628
Construction and land
Pass	59,993	309,677	94,845	2,223	2,368	3,438	—	—	472,544
SBA secured by real estate
Pass	—	6,478	—	493	4,804	16,496	—	—	28,271
Substandard	—	—	131	—	536	7,462	—	—	8,129
Total investor loans secured by real estate	310,500	1,986,752	2,655,460	920,238	1,145,258	1,557,818	—	—	8,576,026
Current period gross charge-offs	—	—	217	—	1,582	3,653	—	—	5,452
Business loans secured by real estate
CRE owner-occupied
Pass	19,014	543,413	660,967	224,333	211,283	458,975	—	—	2,117,985
Special mention	—	16,535	—	476	4,775	11,775	919	—	34,480
Substandard	—	15,539	2,162	5,505	3,873	11,790	—	—	38,869
Franchise real estate secured
Pass	10,580	39,239	124,424	25,697	15,731	72,342	—	—	288,013
Special mention	1,758	3,603	1,903	—	795	1,615	—	—	9,674
Substandard	—	3,964	—	—	2,571	292	—	—	6,827
SBA secured by real estate
Pass	113	9,334	7,634	1,979	4,109	22,417	—	—	45,586
Special mention	—	536	—	—	—	83	—	—	619
Substandard	—	—	—	—	—	4,536	—	—	4,536
Total loans secured by business real estate	31,465	632,163	797,090	257,990	243,137	583,825	919	—	2,546,589
Current period gross charge-offs	—	—	318	191	—	1,861	—	—	2,370
Commercial loans
Commercial and industrial
Pass	46,765	172,987	160,275	40,988	110,526	146,310	966,733	6,518	1,651,102
Special mention	239	23,242	12,270	367	16	2,139	42,570	407	81,250
Substandard	425	8,052	2,689	588	173	1,138	26,462	14,187	53,714
Doubtful and loss	—	—	—	—	—	—	—	4,542	4,542
Franchise non-real estate secured
Pass	6,801	74,441	112,112	16,355	34,770	53,957	—	753	299,189
Special mention	433	845	1,633	—	627	692	—	—	4,230
Substandard	—	1,646	322	2,324	10,451	1,559	—	—	16,302

	Term Loans by Vintage
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2023
SBA non-real estate secured
Pass	1,075	4,485	343	113	1,464	2,490	—	—	9,970
Substandard	—	527	—	141	53	235	—	—	956
Total commercial loans	55,738	286,225	289,644	60,876	158,080	208,520	1,035,765	26,407	2,121,255
Current period gross charge-offs	132	3,053	62	5	362	37	6,387	503	10,541
Retail loans
Single family residential
Pass	20	—	—	167	—	44,104	28,461	—	72,752
Consumer loans
Pass	—	—	3	9	5	788	1,144	—	1,949
Total retail loans	20	—	3	176	5	44,892	29,605	—	74,701
Current period gross charge-offs	—	—	—	—	—	983	3	—	986
Loans held for investment before basis adjustment (1)	$397,723	$2,905,140	$3,742,197	$1,239,280	$1,546,480	$2,395,055	$1,066,289	$26,407	$13,318,571
Total current period gross charge-offs	$132	$3,053	$597	$196	$1,944	$6,534	$6,390	$503	$19,349
______________________________
(1) Excludes the basis adjustment of $29.6 million to the carrying amount of certain loans included in fair value hedging relationships. Refer to Note 19 – Derivative Instruments for additional information.

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as of December 31, 2022:

	Term Loans by Vintage
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2022
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$523,895	$607,153	$208,760	$347,889	$308,317	$651,593	$—	$—	$2,647,607
Special mention	—	—	—	—	7,487	—	—	—	7,487
Substandard	—	—	—	—	194	4,570	—	463	5,227
Multifamily
Pass	1,230,359	2,187,255	786,436	889,737	263,241	732,808	—	—	6,089,836
Special mention	—	—	—	12,667	—	—	—	—	12,667
Substandard	—	6,057	—	2,723	—	743	—	—	9,523
Construction and land
Pass	187,567	154,231	38,760	9,615	1,843	7,018	—	—	399,034
SBA secured by real estate
Pass	6,571	130	493	5,407	7,361	13,199	—	—	33,161
Substandard	—	—	—	—	2,416	6,558	—	—	8,974
Total investor loans secured by real estate	$1,948,392	$2,954,826	$1,034,449	$1,268,038	$590,859	$1,416,489	$—	$463	$9,213,516

	Term Loans by Vintage
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2022
Business loans secured by real estate
CRE owner-occupied
Pass	$593,826	$718,223	$242,125	$240,772	$114,581	$448,531	$5,661	$—	$2,363,719
Special mention	334	1,015	—	—	675	327	—	—	2,351
Substandard	10,838	2,541	11,970	2,403	4,676	33,665	—	—	66,093
Franchise real estate secured
Pass	54,654	131,541	33,513	44,229	32,815	55,893	—	—	352,645
Special mention	4,891	13,145	—	—	—	—	—	—	18,036
Substandard	980	—	—	6,092	—	304	—	—	7,376
SBA secured by real estate
Pass	10,993	6,978	2,329	5,710	4,440	25,415	—	—	55,865
Special mention	—	—	—	—	—	118	—	—	118
Substandard	—	—	—	—	1,354	4,031	—	—	5,385
Total loans secured by business real estate	676,516	873,443	289,937	299,206	158,541	568,284	5,661	—	2,871,588
Commercial loans
Commercial and industrial
Pass	282,131	262,044	55,659	155,310	78,684	121,918	1,134,568	3,412	2,093,726
Special mention	15,105	3,567	798	—	1,864	41	9,898	—	31,273
Substandard	2,590	80	—	3,867	562	1,029	27,680	141	35,949
Franchise non-real estate secured
Pass	102,542	128,030	18,486	46,027	28,664	43,486	778	—	368,013
Special mention	1,372	14,382	—	11,829	—	—	—	—	27,583
Substandard	1,757	385	2,852	2,256	1,637	308	—	—	9,195
SBA non-real estate secured
Pass	3,444	435	276	1,638	633	3,124	—	—	9,550
Substandard	—	—	—	130	224	606	—	590	1,550
Total commercial loans	408,941	408,923	78,071	221,057	112,268	170,512	1,172,924	4,143	2,576,839
Retail loans
Single family residential
Pass	—	—	176	—	22	49,729	23,065	—	72,992
Substandard	—	—	—	—	—	5	—	—	5
Consumer loans
Pass	—	6	17	11	—	969	2,254	—	3,257
Substandard	—	—	—	—	—	27	—	—	27
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total retail loans	—	6	193	11	22	50,730	25,319	—	76,281
Loans held for investment before basis adjustment (1)	$3,033,849	$4,237,198	$1,402,650	$1,788,312	$861,690	$2,206,015	$1,203,904	$4,606	$14,738,224
______________________________
(1) Excludes the basis adjustment of $61.9 million to the carrying amount of certain loans included in fair value hedging relationships. Refer to Note 19 – Derivative Instruments for additional information.

The following tables stratify the loans held for investment portfolio by delinquency as of the periods indicated:

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+	Total
December 31, 2023
Investor loans secured by real estate
CRE non-owner-occupied	$2,421,360	$—	$—	$412	$2,421,772
Multifamily	5,645,310	—	—	—	5,645,310
Construction and land	472,544	—	—	—	472,544
SBA secured by real estate	35,980	—	—	420	36,400
Total investor loans secured by real estate	8,575,194	—	—	832	8,576,026
Business loans secured by real estate
CRE owner-occupied	2,186,679	—	—	4,655	2,191,334
Franchise real estate secured	304,222	292	—	—	304,514
SBA secured by real estate	50,604	137	—	—	50,741
Total business loans secured by real estate	2,541,505	429	—	4,655	2,546,589
Commercial loans
Commercial and industrial	1,788,855	228	1,294	231	1,790,608
Franchise non-real estate secured	318,162	1,559	—	—	319,721
SBA not secured by real estate	10,119	249	—	558	10,926
Total commercial loans	2,117,136	2,036	1,294	789	2,121,255
Retail loans
Single family residential	72,733	19	—	—	72,752
Consumer loans	1,949	—	—	—	1,949
Total retail loans	74,682	19	—	—	74,701
Loans held for investment before basis adjustment (1)	$13,308,517	$2,484	$1,294	$6,276	$13,318,571

December 31, 2022
Investor loans secured by real estate
CRE non-owner-occupied	$2,655,892	$—	$—	$4,429	$2,660,321
Multifamily	6,103,246	2,723	—	6,057	6,112,026
Construction and land	399,034	—	—	—	399,034
SBA secured by real estate	42,135	—	—	—	42,135
Total investor loans secured by real estate	9,200,307	2,723	—	10,486	9,213,516
Business loans secured by real estate
CRE owner-occupied	2,424,174	1,434	—	6,555	2,432,163
Franchise real estate secured	370,984	7,073	—	—	378,057
SBA secured by real estate	60,177	—	104	1,087	61,368
Total business loans secured by real estate	2,855,335	8,507	104	7,642	2,871,588
Commercial loans
Commercial and industrial	2,152,302	4,657	81	3,908	2,160,948
Franchise non-real estate secured	401,199	3,592	—	—	404,791
SBA not secured by real estate	10,511	—	—	589	11,100
Total commercial loans	2,564,012	8,249	81	4,497	2,576,839
Retail loans
Single family residential	71,940	1,057	—	—	72,997
Consumer loans	3,282	2	—	—	3,284
Total retail loans	75,222	1,059	—	—	76,281
Loans held for investment before basis adjustment (1)	$14,694,876	$20,538	$185	$22,625	$14,738,224
______________________________
(1) Excludes the basis adjustment of $29.6 million and $61.9 million to the carrying amount of certain loans included in fair value hedging relationships as of December 31, 2023 and 2022, respectively. Refer to Note 19 – Derivative Instruments for additional information.

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

As of December 31, 2023, $24.8 million of loans were individually evaluated, with no ACL attributed to such loans. At December 31, 2023, $12.2 million of individually evaluated loans were evaluated based on the underlying value of the collateral and $12.6 million were evaluated using a discounted cash flow approach. All individually evaluated loans were on nonaccrual status at December 31, 2023.

As of December 31, 2022, $30.9 million of loans were individually evaluated, and the ACL attributed to such loans totaled $1.7 million. At December 31, 2022, all of the individually evaluated loans were evaluated based on the underlying value of the collateral, and none were evaluated using a discounted cash flow approach. All individually evaluated loans were on nonaccrual status at December 31, 2022.

Purchased Credit Deteriorated Loans
The Company analyzed acquired loans for more-than-insignificant deterioration in credit quality since their origination. Such loans are classified as purchased credit deteriorated loans. Please see Note 1 – Description of Business and Summary of Significant Accounting Policies for more information concerning the accounting for PCD loans. The Company had PCD loans of $359.3 million and $422.7 million at December 31, 2023 and 2022, respectively.

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

The Company typically does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest. However, when such loans are well secured and in the process of collection, the Company may continue with the accrual of interest. The Company had loans on nonaccrual status of $24.8 million and $30.9 million at December 31, 2023 and 2022, respectively.

The Company did not record income from the receipt of cash payments related to nonaccruing loans during the years ended December 31, 2023, 2022, and 2021. The Company had no loans 90 days or more past due and still accruing at December 31, 2023 and 2022.

The following tables provide a summary of nonaccrual loans as of the dates indicated:

	Nonaccrual Loans (1)
	Collateral Dependent Loans		Non-Collateral Dependent Loans		Total Nonaccrual Loans	Nonaccrual Loans with No ACL
(Dollars in thousands)	Balance	ACL	Balance	ACL
December 31, 2023
Investor loans secured by real estate
CRE non-owner-occupied	$412	$—	$—	$—	$412	$412
SBA secured by real estate	1,205	—	—	—	1,205	1,205
Total investor loans secured by real estate	1,617	—	—	—	1,617	1,617
Business loans secured by real estate
CRE owner-occupied	8,666	—	—	—	8,666	8,666
Total business loans secured by real estate	8,666	—	—	—	8,666	8,666
Commercial loans
Commercial and industrial	1,381	—	12,595	—	13,976	13,976
SBA non-real estate secured	558	—	—	—	558	558
Total commercial loans	1,939	—	12,595	—	14,534	14,534
Total nonaccrual loans	$12,222	$—	$12,595	$—	$24,817	$24,817

December 31, 2022
Investor loans secured by real estate
CRE non-owner-occupied	$4,429	$—	$—	$—	$4,429	$4,429
Multifamily	8,780	—	—	—	8,780	8,780
SBA secured by real estate	533	—	—	—	533	533
Total investor loans secured by real estate	13,742	—	—	—	13,742	13,742
Business loans secured by real estate
CRE owner-occupied	11,475	1,742	—	—	11,475	9,733
SBA secured by real estate	1,191	—	—	—	1,191	1,191
Total business loans secured by real estate	12,666	1,742	—	—	12,666	10,924
Commercial loans
Commercial and industrial	3,908	—	—	—	3,908	3,908
SBA non-real estate secured	589	—	—	—	589	589
Total commercial loans	4,497	—	—	—	4,497	4,497
Total nonaccrual loans	$30,905	$1,742	$—	$—	$30,905	$29,163
______________________________
(1) The ACL for nonaccrual loans is determined based on a discounted cash flow methodology unless the loan is considered collateral dependent; otherwise, the ACL for collateral dependent nonaccrual loans is determined based on the estimated fair value of the underlying collateral.

Residential Real Estate Loans In Process of Foreclosure

The Company had no consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of December 31, 2023 and 2022.

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

During 2023, there were two syndicated C&I participation loan modifications to one borrower experiencing financial difficulty.

The following table shows the amortized cost of the MLTBs by class and type of modification, as well as the percentage of the loan modified to total loans in each class at and during the period indicated:

	Twelve Months Ended
	Year Ended December 31, 2023
	Other-than-Insignificant Payment Delay
(Dollars in thousands)	Balance	Percent of Total Class of Loans
Commercial loans
Commercial and industrial	$12,595	0.70%
Total commercial loans	$12,595

The following table describes the financial effect of the loan modification made for the borrower experiencing financial difficulty during the year ended December 31, 2023:

Other-than-Insignificant Payment Delay
Commercial loans
Commercial and industrial	1 year of interest-only payments

During 2023, there was one CRE owner-occupied MLTB of $851,000 that was modified with the term extension by four months and paid off at maturity.

During 2023, there were no MLTBs that had a payment default and had been modified within the 12 months preceding the payment default (90 days or more past due).

The following table depicts the performance of the MLTB as of the date indicated:

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+	Total
December 31, 2023
Commercial loans
Commercial and industrial	$12,595	$—	$—	$—	$12,595
Total commercial loans	$12,595	$—	$—	$—	$12,595

Troubled Debt Restructurings

Prior to the Company’s adoption of ASU 2022-02 on January 1, 2023, the Company, in infrequent situations, would modify or restructure loans when the borrower was experiencing financial difficulties by making a concession to the borrower. Such concessions typically were in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest-only payments, and, in very few cases, reductions to the outstanding loan balances. These modifications were classified as TDRs and were made for the purpose of alleviating temporary impairments to the borrower’s financial condition or cash flows. A workout plan between us and the borrower was designed to provide a bridge for borrower cash flow shortfalls in the near term. In most cases, the Company initially placed TDRs on nonaccrual status, and they could be returned to accrual status when the loans were brought current, performed in accordance with the restructured contractual terms for a period of at least six months, and the ultimate collectability of the total contractual restructured principal and interest payments were no longer in doubt. ASU 2022-02 eliminated the concept of TDRs in current GAAP, and therefore, beginning January 1, 2023, the Company no longer reports loans modified as TDRs except for those loans modified and reported as TDRs in prior period financial information under previous GAAP.

At December 31, 2022, the Company had five loans totaling $16.1 million modified as TDRs consisting of three CRE owner-occupied loans and one C&I loan totaling $5.1 million belonging to one borrower relationship with the terms modified due to bankruptcy, and one franchise non-real estate secured loan of $11.0 million belonging to another borrower relationship with the terms modified for payment deferral. $5.1 million of TDRs were on nonaccrual status as of December 31, 2022. During the year ended December 31, 2022, the three CRE owner-occupied loans and one C&I loan classified as TDRs were in payment default after modification within the previous 12 months.

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

(Dollars in thousands)	Office Properties	Industrial Properties	Retail Properties	Land Properties	Hotel Properties	Multifamily Properties	Other CRE Properties	Business Assets	Total
December 31, 2023
Investor loan secured by real estate
CRE non-owner-occupied	$—	$—	$412	$—	$—	$—	$—	$—	$412
SBA secured by real estate	—	—	—	—	1,205	—	—	—	1,205
Total investor loans secured by real estate	—	—	412	—	1,205	—	—	—	1,617
Business loans secured by real estate
CRE owner-occupied	4,011	—	—	4,655	—	—	—	—	8,666
Total business loans secured by real estate	4,011	—	—	4,655	—	—	—	—	8,666
Commercial loans
Commercial and industrial	—	—	—	231	—	—	—	1,150	1,381
SBA non-real estate secured	—	—	—	—	—	—	—	558	558
Total commercial loans	—	—	—	231	—	—	—	1,708	1,939
Total collateral dependent loans	$4,011	$—	$412	$4,886	$1,205	$—	$—	$1,708	$12,222

December 31, 2022
Investor loan secured by real estate
CRE non-owner-occupied	$—	$—	$463	$—	$—	$—	$3,966	$—	$4,429
Multifamily	—	—	—	—	—	8,780	—	—	8,780
SBA secured by real estate	—	—	—	—	533	—	—	—	533
Total investor loans secured by real estate	—	—	463	—	533	8,780	3,966	—	13,742
Business loans secured by real estate
CRE owner-occupied	4,417	—	—	4,813	—	—	2,245	—	11,475
SBA secured by real estate	104	1,087	—	—	—	—	—	—	1,191
Total business loans secured by real estate	4,521	1,087	—	4,813	—	—	2,245	—	12,666
Commercial loans
Commercial and industrial	—	—	—	238	—	—	490	3,180	3,908
SBA non-real estate secured	—	—	—	—	—	—	—	589	589
Total commercial loans	—	—	—	238	—	—	490	3,769	4,497
Total collateral dependent loans	$4,521	$1,087	$463	$5,051	$533	$8,780	$6,701	$3,769	$30,905

Note 5 – Allowance for Credit Losses

The Company maintains an ACL for loans and unfunded loan commitments in accordance with ASC 326 - Financial Instruments - Credit Losses. ASC 326 requires the Company to initially recognize estimates for lifetime credit losses on loans and unfunded loan commitments at the time of origination or acquisition. The recognition of credit losses represents the Company’s best estimate of lifetime expected credit losses, given the facts and circumstances associated with a particular loan or group of loans with similar risk characteristics. Determining the ACL involves the use of significant management judgement and estimates, which are subject to change based on management’s ongoing assessment of the credit quality of the loan portfolio and changes in economic forecasts used in the Company’s ACL model. The Company uses a discounted cash flow model when determining estimates for the ACL for commercial real estate loans and commercial loans, which comprise the majority of the loan portfolio, and uses a historical loss rate model for retail loans. The Company also utilizes proxy loan data in its ACL model where the Company’s own historical data is not sufficiently available.

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

Economic Forecasts

In order to develop reasonable and supportable forecasts of future conditions, the Company estimates how those forecasts are expected to impact a borrower’s ability to satisfy their obligation to the Bank and the ultimate collectability of future cash flows over the life of a loan. The Company uses macroeconomic scenarios from an independent third party. These scenarios are based on past events, current conditions, and the likelihood of future events occurring. These scenarios typically are comprised of: a base-case scenario, an upside scenario, representing slightly better economic conditions than currently experienced and, a downside scenario, representing recessionary conditions. Management periodically evaluates appropriateness of economic scenarios and may decide that a particular economic scenario or a combination of probability-weighted economic scenarios should be used in the Company’s ACL model. The economic scenarios chosen for the model, the extent to which more than one scenario is used, and the weights that are assigned to them, are based on the likelihood that the economy would perform better than each scenario, which is based in part on analysis performed by an independent third party. Economic scenarios chosen, as well as the assumptions within those scenarios, and whether to use a probability-weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events. The Company’s ACL model at December 31, 2023 includes assumptions concerning the interest rate environment, general uncertainty concerning future economic conditions, and the potential for recessionary conditions.

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

As of December 31, 2023, qualitative adjustments primarily relate to certain segments of the loan portfolio deemed by management to be of a higher-risk profile or other factors where management believes the quantitative component of the Company’s ACL model may not be fully reflective of levels deemed adequate in the judgement of management. Certain qualitative adjustments also relate to heightened uncertainty as to future macroeconomic conditions and the related impact on certain loan segments. Management reviews the need for an appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.

The following tables provide the allocation of the ACL for loans held for investment as well as the activity in the ACL attributed to various segments in the loan portfolio as of, and for the periods indicated:

	For the Year Ended December 31, 2023
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner-occupied	$33,692	$(3,472)	$159	$651	$31,030
Multifamily	56,334	(1,872)	1	1,849	56,312
Construction and land	7,114	—	—	2,200	9,314
SBA secured by real estate	2,592	(108)	—	(302)	2,182
Business loans secured by real estate
CRE owner-occupied	32,340	(2,370)	40	(1,223)	28,787
Franchise real estate secured	7,019	—	—	480	7,499
SBA secured by real estate	4,348	—	248	(169)	4,427
Commercial loans
Commercial and industrial	35,169	(10,474)	1,041	10,956	36,692
Franchise non-real estate secured	16,029	—	150	(1,048)	15,131
SBA non-real estate secured	441	(67)	71	13	458
Retail loans
Single family residential	352	(90)	1	242	505
Consumer loans	221	(896)	35	774	134
Totals	$195,651	$(19,349)	$1,746	$14,423	$192,471

	For the Year Ended December 31, 2022
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner-occupied	$37,380	$(4,760)	$—	$1,072	$33,692
Multifamily	55,209	—	—	1,125	56,334
Construction and land	5,211	—	—	1,903	7,114
SBA secured by real estate	3,201	(70)	—	(539)	2,592
Business loans secured by real estate
CRE owner-occupied	29,575	—	56	2,709	32,340
Franchise real estate secured	7,985	—	—	(966)	7,019
SBA secured by real estate	4,866	—	—	(518)	4,348
Commercial loans
Commercial and industrial	38,136	(8,387)	2,904	2,516	35,169
Franchise non-real estate secured	15,084	(448)	—	1,393	16,029
SBA non-real estate secured	565	(50)	51	(125)	441
Retail loans
Single family residential	255	—	148	(51)	352
Consumer loans	285	(4)	—	(60)	221
Totals	$197,752	$(13,719)	$3,159	$8,459	$195,651

	For the Year Ended December 31, 2021
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner-occupied	$49,176	$(154)	$78	$(11,720)	$37,380
Multifamily	62,534	—	—	(7,325)	55,209
Construction and land	12,435	—	—	(7,224)	5,211
SBA secured by real estate	5,159	(424)	3	(1,537)	3,201
Business loans secured by real estate
CRE owner-occupied	50,517	—	56	(20,998)	29,575
Franchise real estate secured	11,451	—	—	(3,466)	7,985
SBA secured by real estate	6,567	(98)	130	(1,733)	4,866
Commercial loans
Commercial and industrial	46,964	(5,384)	4,720	(8,164)	38,136
Franchise non-real estate secured	20,525	(2,554)	405	(3,292)	15,084
SBA non-real estate secured	995	—	21	(451)	565
Retail loans
Single family residential	1,204	—	3	(952)	255
Consumer loans	491	(2)	3	(207)	285
Totals	$268,018	$(8,616)	$5,419	$(67,069)	$197,752

The decrease in the ACL for loans held for investment during 2023 of $3.2 million was reflective of $17.6 million in net charge-offs, partially offset by $14.4 million in provision for credit losses. The provision for credit losses in 2023 was largely impacted by changes in economic forecasts, slightly higher loss rates, and changes in qualitative adjustments, partially offset by lower loans held for investment. Charge-offs during 2023 were largely attributed to two C&I lending relationships, two CRE non-owner-occupied lending relationships, one CRE owner-occupied lending relationship, and one multifamily lending relationship.

The decrease in the ACL for loans held for investment during 2022 of $2.1 million was reflective of $10.6 million in net charge-offs, partially offset by $8.5 million in provision for credit losses. The provision for credit losses in 2022 was largely impacted by changes to the overall size, composition, and asset quality trends of the loan portfolio. Charge-offs during 2022 were largely attributed to one C&I lending relationship and two CRE non-owner-occupied lending relationships.

Allowance for Credit Losses for Off-Balance Sheet Commitments

The Company maintains an ACL for off-balance sheet commitments related to unfunded loans and lines of credit, which is included in other liabilities of the consolidated statements of financial position. The allowance for off-balance sheet commitments was $19.3 million and $23.6 million at December 31, 2023 and 2022, respectively. The decline in the allowance for off-balance sheet commitments in 2023 is attributed to a provision recapture for off-balance sheet commitments of $4.4 million, which was primarily related to a decrease in the balance of unfunded commitments, changes in the mix of unfunded commitments between various loan segments, as well as qualitative adjustments during 2023.

The ACL for off-balance sheet commitments was $23.6 million and $27.3 million at December 31, 2022 and 2021, respectively. The decline in the allowance for off-balance sheet commitments in 2022 was attributed to a provision recapture of $3.6 million, which was related primarily to changes in the mix of unfunded commitments between various loan segments, as well as qualitative adjustments during 2022.

The following table summarizes the activities in the ACL for off-balance sheet commitments for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Beginning ACL balance	$23,641	$27,290	$31,118
Provision for credit losses on off-balance sheet commitments	(4,377)	(3,649)	(3,828)
Ending ACL balance	$19,264	$23,641	$27,290

Note 6 – Premises and Equipment

The Company’s premises and equipment consisted of the following at December 31:

(Dollars in thousands)	2023	2022
Land	$16,090	$16,090
Premises	19,756	19,785
Leasehold improvements	43,054	41,594
Furniture, fixtures, and equipment	53,100	51,103
Automobiles	143	143
Software	1,669	1,587
Total	133,812	130,302
Less: accumulated depreciation	77,136	65,759
Premises and equipment, net	$56,676	$64,543

Depreciation expense for premises and equipment was $13.8 million for 2023, $14.8 million for 2022, and $16.0 million for 2021.

Note 7 – Goodwill and Other Intangible Assets

The Company had goodwill of $901.3 million at December 31, 2023 and 2022. The Company did not record any adjustments to goodwill in 2023 and 2022.

The Company’s policy is to assess goodwill for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe the value of goodwill may be impaired. Due to the market volatility experienced in the banking sector during 2023, the Company made an unconditional election to bypass a qualitative assessment of goodwill and proceed directly to a quantitative assessment of goodwill in accordance with the guidance in ASC 350-20, Intangibles - Goodwill and Other - Goodwill during the fourth quarter of 2023. The quantitative assessment was performed with the assistance of an independent third party, and the results of this assessment indicated goodwill were not impaired as of December 31, 2023.

Other intangible assets with definite lives were $43.3 million at December 31, 2023, consisting of $41.2 million in core deposit intangibles and $2.1 million in customer relationship intangibles. At December 31, 2022, the Company had other intangible assets of $55.6 million, consisting of $53.2 million in core deposit intangibles and $2.4 million in customer relationship intangibles. The following table summarizes the changes in the balances of core deposit and customer relationship intangible assets, and the related accumulated amortization for the years ended December 31:

(Dollars in thousands)	2023	2022	2021
Gross balance of intangible assets:
Balance, beginning of year	$145,212	$145,212	$145,212
Additions due to acquisitions	—	—	—
Balance, end of year	145,212	145,212	145,212
Accumulated amortization:
Balance, beginning of year	(89,624)	(75,641)	(59,705)
Amortization	(12,303)	(13,983)	(15,936)
Balance, end of year	(101,927)	(89,624)	(75,641)
Net intangible assets, end of year	$43,285	$55,588	$69,571

The Company amortizes core deposit intangibles and customer relationship intangibles based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of customer relationship intangibles. The amortization periods typically range from six to eleven years. The estimated aggregate amortization expense related to our core deposit and customer relationship intangible assets for each of the next five years succeeding December 31, 2023, in order from the present, is $11.1 million, $10.0 million, $8.9 million, $7.2 million, and $4.0 million. The Company’s core deposit and customer relationship intangibles are evaluated annually for impairment or more frequently if events and circumstances lead management to believe their value may not be recoverable. Factors that may ultimately attribute to impairment include customer attrition and run-off. The Company believes core deposit relationships in the current interest rate environment continue to provide a significant benefit to the Company relative to other sources of alternative funding, and thus does not believe the value of core deposit intangible assets are impaired at December 31, 2023. In addition, the Company is unaware of any events and/or circumstances that would indicate the values of customer relationship intangible assets are impaired as of December 31, 2023.

Note 8 – Bank Owned Life Insurance

At December 31, 2023 and 2022, the Company had investments in BOLI of $471.2 million and $460.0 million, respectively. The Company recorded noninterest income associated with the BOLI policies of $14.1 million, $13.2 million, and $11.3 million for the years ending December 31, 2023, 2022, and 2021, respectively.

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

The Company records its investments in qualified affordable housing partnerships using either the proportional amortization method, if certain criteria are met, or the cost method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits that are allocated to the Company over the period of the investment. The net benefits of these investments, which are comprised of tax credits and operating loss tax benefits, net of investment amortization, are recognized in the income statement as a component of income tax expense. At December 31, 2023 and 2022 the carrying value of these investments was $88.8 million and $71.9 million, respectively. For certain of the Company’s investments in qualified affordable housing partnerships that do not qualify for the application of the proportional amortization method, the Company applies the cost method. Under the cost method, the Company amortizes the initial cost of the investment as noninterest expense equally over the expected time period in which tax credits and other tax benefits will be received. Tax credits and other tax benefits on these investments are recognized as a component of income tax expense. At December 31, 2023 and 2022 the carrying value of these investments was $250,000 and $1.0 million, respectively.

The Company’s net investment in qualified affordable housing projects that generate LIHTC and other tax benefits at December 31, 2023 and 2022 was $89.1 million and $72.9 million, respectively, and is recorded in other assets in the consolidated statements of financial condition. The total unfunded commitments related to the investments in qualified affordable housing partnerships totaled $32.1 million and $15.4 million at December 31, 2023 and 2022, respectively, and were recorded in accrued expenses and other liabilities.

As of December 31, 2023, the Company’s unfunded affordable housing partnerships commitments were estimated to be paid as follows:

(Dollars in thousands)	Amount
Year Ending December 31,
2024	$11,065
2025	11,840
2026	3,892
2027	2,458
2028	439
Thereafter	2,376
Total unfunded commitments	$32,070

The following table presents tax credits and other tax benefits generated by operating losses from qualified affordable housing projects as well as amortization expense associated with these investments for the years ended December 31, 2023, 2022, and 2021.

(Dollars in thousands)	2023	2022	2021
Tax credit and other tax benefits recognized	$17,016	$15,091	$15,037
Amortization of investments	$13,839	$13,070	$13,660

There were no impairment losses related to LIHTC investments for the years ended December 31, 2023, 2022, and 2021.

Note 10 – Variable Interest Entities

The Company is involved with VIEs through its loan securitization activities and affordable housing investments that qualify for the low-income housing tax credit,. The Company has determined that its interests in these entities meet the definition of variable interests.

As of December 31, 2023 and December 31, 2022, the Company determined it was not the primary beneficiary of the VIEs and did not consolidate its interests in VIEs. The following table provides a summary of the carrying amount of assets and liabilities in the Company’s consolidated statements of financial condition and maximum exposure to loss as of December 31, 2023 and December 31, 2022 that relate to variable interests in non-consolidated VIEs.

	December 31, 2023			December 31, 2022
(Dollars in thousands)	Maximum Loss	Assets	Liabilities	Maximum Loss	Assets	Liabilities
Multifamily loan securitization:
Investment securities (1)	$48,204	$48,204	$—	$56,784	$56,784	$—
Reimbursement obligation (2)	47,994	—	345	50,901	—	334
Affordable housing partnership:
Other investments (3)	57,016	89,085	—	60,531	75,959	—
Unfunded equity commitments (2)	—	—	32,070	—	—	15,428
Total	$153,214	$137,289	$32,415	$168,216	$132,743	$15,762
______________________________
(1) Included in AFS investment securities on the consolidated statements of financial condition.
(2) Included in accrued expenses and other liabilities on the consolidated statements of financial condition.
(3) Included in other assets on the consolidated statements of financial condition.

Multifamily loan securitization

With respect to the securitization transaction with Freddie Mac discussed in Note 4 – Loans Held for Investment, the Company’s variable interests reside with the underlying Freddie Mac-issued guaranteed, structured pass-through certificates that were held as AFS investment securities at fair value as of December 31, 2023. Additionally, the Company has variable interests through a reimbursement agreement executed by Freddie Mac that obligates the Company to reimburse Freddie Mac for any defaulted contractual principal and interest payments identified after the ultimate resolution of the defaulted loans. Such reimbursement obligations are not to exceed 10% of the original principal amount of the loans comprising the securitization pool.

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

We believe that our maximum exposure to loss as a result of our involvement with the VIE associated with the securitization is the carrying value of the investment securities issued by Freddie Mac and purchased by the Company. Additionally, our maximum exposure to loss under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $50.9 million. During 2023, as the total outstanding principal amount of the underlying loans decreased below the aforementioned reimbursement threshold, the maximum exposure was the total outstanding principal amount of the underlying loans of $48.0 million at December 31, 2023. Based upon our analysis of quantitative and qualitative data over the underlying loans included in the securitization pool, as of December 31, 2023 and 2022, our reserve for estimated losses with respect to the reimbursement obligation was $345,000 and $334,000, respectively.

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

The Company’s maximum exposure to loss, exclusive of any potential realization of tax credits, is equal to the commitments invested, adjusted for amortization. The amount of unfunded commitments associated with the affordable housing partnership investments is recorded as a corresponding liability. The table above summarizes the amount of tax credit investments held as assets, the amount of unfunded commitments held as liabilities, and the maximum exposure to loss as of December 31, 2023 and 2022, respectively.

Note 11 – Deposit Accounts

Deposit accounts and the end-of-period weighted average interest rates paid consisted of the following at December 31:

	2023			2022
(Dollars in thousands)	Amount	% of Total Deposits	Weighted Average Interest Rate	Amount	% of Total Deposits	Weighted Average Interest Rate
Noninterest-bearing checking	$4,932,817	32.9%	—%	$6,306,825	36.4%	—%
Interest-bearing checking	2,899,621	19.3%	1.38%	3,119,850	18.0%	0.63%
Money market	4,572,693	30.5%	2.00%	4,946,019	28.5%	0.85%
Savings	295,749	2.0%	0.29%	476,588	2.7%	0.49%
Total transaction accounts	12,700,880	84.7%	1.04%	14,849,282	85.6%	0.43%

Time deposit accounts
$250,000 or less	853,013	5.7%	4.04%	525,299	3.0%	1.35%
Greater than $250,000	1,441,733	9.6%	4.56%	1,977,820	11.4%	3.37%
Total time deposit accounts	2,294,746	15.3%	4.37%	2,503,119	14.4%	2.95%
Total deposits	$14,995,626	100.0%	1.55%	$17,352,401	100.0%	0.79%

The aggregate annual maturities of certificates of deposit accounts at December 31, 2023 are as follows:

	2023
(Dollars in thousands)	Amount	Weighted Average Interest Rate
Within 3 months	$885,862	4.35%
4 to 6 months	788,137	4.55%
7 to 12 months	509,187	4.19%
13 to 24 months	104,887	4.28%
25 to 36 months	3,105	0.39%
37 to 60 months	3,568	0.23%
Over 60 months	—	—%
Total	$2,294,746	4.37%

Interest expense on deposit accounts for the years ended December 31 is summarized as follows:

(Dollars in thousands)	2023	2022	2021
Checking accounts	$36,520	$6,351	$1,270
Money market accounts	69,917	12,735	6,824
Savings	915	391	251
Certificates of deposit accounts	110,095	20,616	3,472
Total	$217,447	$40,093	$11,817

Accrued interest on deposits, which is included in accrued expenses and other liabilities, was $16.3 million at December 31, 2023 and $12.2 million at December 31, 2022.

Note 12 – Federal Home Loan Bank Advances and Other Borrowings

As of December 31, 2023, the Company has a line of credit with the FHLB that provides for advances totaling up to 30% of the Company’s assets, equating to a credit line of $6.08 billion, of which $4.40 billion was remaining available for borrowing based on collateral pledged by qualifying real estate loans with an aggregate carrying value of $7.41 billion.

At December 31, 2023, the Company had $600.0 million in term FHLB advances, compared to $1.00 billion in term advances at December 31, 2022. The term advances have a weighted average interest rate of 3.17% and 3.19% as of December 31, 2023 and 2022, respectively.

At December 31, 2023, the Bank had unsecured lines of credit with seven correspondent banks for a total amount of $390.0 million and access through the Federal Reserve Bank’s discount window to borrow $2.93 billion secured by investment securities and a $953.5 million line with the FRB’s Bank Term Funding Program. At December 31, 2023 and 2022, the Company had no outstanding balances against these lines.

The Company maintains additional sources of liquidity at the Corporation level. The Corporation maintains a line of credit with U.S. Bank with availability of $25.0 million that will expire on September 25, 2024. At December 31, 2023 and 2022, the Corporation had no outstanding balances against this line.

Note 13 – Subordinated Debentures

As of December 31, 2023, the Company had three subordinated notes with an aggregate carrying value of $331.8 million and a weighted interest rate of 5.31%, compared to $331.2 million with a weighted interest rate of 5.32% at December 31, 2022. The increase of $638,000 was primarily due to amortization of debt issuance costs.

In August 2014, the Corporation issued $60.0 million in aggregate principal amount of 5.75% Subordinated Notes Due 2024 (the “Notes I”) in a private placement transaction to institutional accredited investors. The Notes I bear interest at an annual fixed rate of 5.75%, with the first interest payment on the Notes I made on March 3, 2015, and interest payable semiannually each March 3 and September 3 through September 3, 2024. At December 31, 2023, the carrying value of the Notes I was $59.9 million, net of unamortized debt issuance costs of $90,000. The Notes I can only be redeemed, in whole or in part, prior to the maturity date if the notes do not constitute Tier 2 Capital (for purposes of capital adequacy guidelines of the Board of Governors of the Federal Reserve). Principal and interest are due upon early redemption. As of December 31, 2023, the Notes I did not qualify as Tier 2 Capital as the remaining maturity is less than one year pursuant to regulatory capital rule.
In May 2019, the Corporation issued $125.0 million in aggregate principal amount of 4.875% Fixed-to-Floating Rate Subordinated Notes due May 15, 2029 (the “Notes II”), at a public offering price equal to 100% of the aggregate principal amount of the Notes II. The Corporation may redeem the Notes II on or after May 15, 2024. From and including the issue date, but excluding May 15, 2024, the Notes II will bear interest at an initial fixed rate of 4.875% per annum, payable semi-annually. Upon the cessation of LIBOR on June 30, 2023, the original 3-month LIBOR-based floating benchmark rate plus a spread of 2.5% after May 15, 2024 for the Notes II transitioned to 3-month term SOFR as successor base rate plus a spread of 2.762% per annum, payable quarterly in arrears. Principal and interest are due upon early redemption at any time, including prior to May 15, 2024 at our option, in whole but not in part, under the occurrence of special events defined within the trust indenture. At December 31, 2023, the Notes II qualify as Tier 2 Capital. At December 31, 2023, the carrying value of the Notes II was $123.6 million, net of unamortized debt issuance cost of $1.4 million.

In June 2020, the Corporation issued $150.0 million aggregate principal amount of its 5.375% fixed-to-floating rate subordinated notes due 2030 (the “Notes III”) at a public offering price equal to 100% of the aggregate principal amount of the Notes III. The Corporation may redeem the Notes III on or after June 14, 2025. Interest on the Notes III accrue at a rate equal to 5.375% per annum from and including June 15, 2020 to, but excluding, June 15, 2025, payable semiannually in arrears. From and including June 15, 2025 to, but excluding, June 15, 2030 or the earlier redemption date, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be 3-month term SOFR, plus a spread of 517 basis points, payable quarterly in arrears. Principal and interest are due upon early redemption at any time, including prior to June 15, 2025 at our option, in whole but not in part, under the occurrence of special events defined within the trust indenture. At December 31, 2023, the Notes III qualified as Tier 2 capital. At December 31, 2023, the carrying value of the Notes III was $148.3 million, net of unamortized debt issuance cost of $1.7 million.

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

The following table summarizes our outstanding subordinated debentures, the related contractual rates, and maturity dates as of December 31:

				2023	2022
(Dollars in thousands)	Stated Maturity	Current Interest Rate	Current Principal Balance	Carrying Value
Subordinated notes
Subordinated notes due 2024, 5.75% per annum	September 3, 2024	5.75%	$60,000	$59,910	$59,791
Subordinated notes due 2029, 4.875% per annum until May 15, 2024, 3-month SOFR +2.762% thereafter	May 15, 2029	4.875%	125,000	123,641	123,386
Subordinated notes due 2030, 5.375% per annum until June 15, 2025, 3-month SOFR +5.17% thereafter	June 15, 2030	5.375%	150,000	148,291	148,027
Total subordinated debentures			$335,000	$331,842	$331,204

Note 14 – Income Taxes

The following presents the components of income tax expense for the years ended December 31:

(Dollars in thousands)	2023	2022	2021
Current income tax provision (benefit):
Federal	$(2,231)	$61,962	$59,333
State	1,458	32,754	32,794
Total current income tax provision (benefit)	(773)	94,716	92,127
Deferred income tax provision:
Federal	3,127	3,705	18,753
State	835	2,194	10,054
Total deferred income tax provision	3,962	5,899	28,807
Total income tax provision	$3,189	$100,615	$120,934

A reconciliation from statutory federal income taxes, which are based on a statutory rate of 21% for 2023, 2022, and 2021, to the Company’s total effective income tax provisions for the years ended December 31 is as follows:

(Dollars in thousands)	2023	2022	2021
Statutory federal income tax provision	$7,149	$80,715	$96,773
State taxes, net of federal income tax effect	1,132	27,986	34,001
Cash surrender life insurance	(2,402)	(2,238)	(1,890)
Tax-exempt interest	(3,084)	(5,215)	(6,803)
LIHTC investments	(2,653)	(2,441)	(2,716)
Stock-based compensation windfall	(49)	(1,954)	(1,356)
Section 162(m) of the Internal Revenue Code	1,825	2,956	2,015
Nondeductible meals and parking	736	588	624
Other	535	218	286
Total income tax provision	$3,189	$100,615	$120,934

Deferred tax assets (liabilities) were comprised of the following temporary differences between the financial statement carrying amounts and the tax basis of assets at December 31:

(Dollars in thousands)	2023	2022
Deferred tax assets:
Accrued expenses	$5,013	$4,022
Net operating loss	7,885	4,803
Allowance for credit losses, net of bad debt charge-offs	60,007	62,582
Deferred compensation	2,940	3,127
State taxes	332	6,965
Loan net discounts	12,240	15,566
Stock-based compensation	4,444	4,327
Operating lease liabilities	13,313	16,522
Unrealized loss on AFS investment securities	39,253	105,313
Federal and state credit carryovers	157	157
Other	740	1,422
Total deferred tax assets	146,324	224,806
Deferred tax liabilities:
Operating lease right-of-use assets	(11,742)	(14,378)
Core deposit intangibles	(10,843)	(14,017)
Loan origination costs	(6,666)	(8,567)
Depreciation	(3,493)	(4,242)
Total deferred tax liabilities	(32,744)	(41,204)
Valuation allowance	—	—
Net deferred tax assets	$113,580	$183,602

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and the tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of December 31, 2023 and 2022.

As of December 31, 2023, the Company had federal and state net operating loss carryforwards of approximately $35.9 million and $4.8 million, respectively. The federal and state net operating losses of $20.9 million and $4.8 million will begin to expire in 2026 and 2029, respectively, unless previously utilized. Approximately $15.0 million of the federal net operating losses can be carried forward indefinitely. In addition, the Company has a tax credit carryforward of $156,000, which is scheduled to expire by 2040.

Under Section 382 of the Code, annual use of our net operating losses and tax credits may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. Except for the $15.0 million federal net operating losses, the Company’s federal and state net operating losses and tax credits are subject to the limitation under Section 382. The Company is expected to fully utilize the federal and state net operating losses and tax credits before expiration with the application of the Section 382 annual limitation.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income and franchise tax in multiple state jurisdictions. The statute of limitations related to the consolidated Federal income tax returns is closed for all tax years up to and including 2019. The expirations of the statutes of limitations related to the various state income and franchise tax returns vary by state. The Company is currently not under examination in any major taxing jurisdiction.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows:

(Dollars in thousands)	2023	2022
Balance at January 1,	$1,437	$1,437
Increases based on tax positions related to prior years	—	—
Decreases related to settlements with taxing authorities	—	—
Decreases related to lapse of statute of limitation	—	—
Balance at December 31,	$1,437	$1,437

The total amount of unrecognized tax benefits was $1.4 million at December 31, 2023 and 2022, and is primarily comprised of unrecognized tax benefits related to the Opus acquisition in 2020. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $563,000 at December 31, 2023 and 2022. It is reasonably possible that $1.1 million of the Company's unrecognized tax benefits may be recognized within the next 12 months due to a lapse of the statute of limitations.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $200,000 and $89,000 for such interest at December 31, 2023 and 2022, respectively. No amounts for penalties were accrued at December 31, 2023 and 2022.

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

The following table presents a summary of the Company’s commitments to extend credit described below as of the dates indicated:

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022
Loan commitments to extend credit	$1,655,078	$2,443,791
Standby letters of credit	48,392	45,412
Total	$1,703,470	$2,489,203

The balance at December 31, 2023 is primarily composed of $1.43 billion of undisbursed commitments for C&I loans.

The Company maintains an allowance for credit losses for off-balance sheet commitments to provide for commitments associated with undisbursed loan funds and unused lines of credit. The allowance for credit losses for off-balance sheet commitments was $19.3 million and $23.6 million at December 31, 2023 and 2022, respectively. See Note 5 – Allowance for Credit Losses for additional information.

Other Commitments

The Company has commitments to invest in qualified affordable housing partnerships that qualify for CRA credit and generate LIHTC and other tax benefits as discussed in Note 9 – Investments in Qualified Affordable Housing Partnerships. As of December 31, 2023 and 2022, LIHTC commitments totaled $32.1 million and $15.4 million, respectively.

Trust Custodial Asset Accounts

The Company’s Pacific Premier Trust division holds certain assets in custodial capacity on behalf of our trust customers, which are not included in our consolidated financial statement of condition. The total trust custodial assets under custody was approximately $16.92 billion and $17.08 billion at December 31, 2023 and 2022, respectively.

Legal Proceedings

The Company is not involved in any material pending legal proceedings, other than those occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the financial condition or results of operations of the Company.

Note 16 – Benefit Plans

401(k) Plan. The Bank maintains an Employee Savings Plan (the “401(k) Plan”) which qualifies under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute from 1% to 99% of their compensation, up to the dollar limit imposed by the IRS for tax purposes. In 2023, 2022, and 2021, the Bank matched 100% of contributions for the first three percent contributed and 50% on the next two percent contributed. Contributions made to the 401(k) Plan by the Bank amounted to $4.8 million for 2023, $5.1 million for 2022, and $4.9 million for 2021.
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

Pacific Premier Bancorp, Inc. Amended and Restated 2022 Long-Term Incentive Plan (the “2022 Plan”). On May 23, 2022, the Corporation’s stockholders approved the Company’s Amended and Restated 2022 Long-Term Incentive Plan (the “2022 Plan”), which restates the 2012 Long-Term Incentive Plan (the “2012 Plan”) previously in place in order to increase shares available under the 2012 Plan by 2,000,000 shares to total 7,000,000 shares of the common stock of the Corporation reserved for issuance to executive officers, employees, non-employee directors, consultants, or independent contractors. The maximum aggregate number of shares of common stock with respect to one or more awards that may be granted to any one person during any one calendar year shall be 400,000 shares or 30,000 shares in the case of non-employee directors. The 2022 Plan will be in effect for a period of ten years from May 23, 2022, the date the 2022 Plan was adopted. Awards granted may include incentive stock options, non-qualified stock options, restricted stock, restricted stock units including performance-based units, and stock appreciation rights. The awards generally have vesting periods ranging from one to five years, where such vesting may occur in either equal annual installments or one lump sum at the end of the vesting term. As of May 23, 2022, the 2022 Plan will be the only active equity plan pursuant to which we can grant equity awards to incentivize our employees. As of December 31, 2023, the total number of shares available to grant was 1.8 million.

Stock Options

As of December 31, 2023, there were 3,475 options outstanding on the 2005 Plan with zero available for future awards and there were 4,876 options outstanding on the 2015 Plan with zero available for future awards . As of December 31, 2023, there were 88,499 options outstanding on the 2022 Plan with 1,828,009 available for future awards. Below is a summary of the stock option activity in the 2005 Plan, 2015 Plan and 2022 Plan (collectively, the “Plans”) for the year ended December 31, 2023:

	2023
(Dollars in thousands, except per share data)	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic value
Outstanding at January 1, 2023	159,751	$16.74
Granted	—	—
Exercised	(61,916)	15.58
Forfeited and expired	(985)	19.16
Outstanding at December 31, 2023	96,850	$17.45	1.32	$1,129
Vested and exercisable at December 31, 2023	96,850	$17.45	1.32	$1,129

The total intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021 was $1.1 million, $2.4 million, and $2.4 million, respectively.

There was no compensation expense related to stock options for the years ended December 31, 2023, 2022, and 2021. At December 31, 2023, there was no unrecognized compensation expense related to the options.

Restricted Stock Awards

Below is a summary of the activity for restricted stock and restricted stock units in the Plans for the year ended December 31, 2023:

	2023
	Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested at the beginning of the year	1,204,970	$35.43
Granted	974,840	24.22
Vested	(454,563)	32.77
Forfeited	(149,351)	31.67
Unvested at the end of the year	1,575,896	$29.62

The total grant date fair value of awards was $23.6 million for 2023 awards. At December 31, 2023, unrecognized compensation expense related to restricted stock awards is approximately $34.3 million, which is expected to be recognized over a weighted-average period of 2.53 years.

Restricted Stock Units

Below is a summary of the activity for restricted stock units in the Plans for the year ended December 31, 2023:

	2023
	Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested at the beginning of the year	401,476	$32.11
Granted	217,014	21.20
Vested	(212,013)	18.30
Forfeited	(6,681)	17.48
Unvested at the end of the year	399,796	$35.04

The total grant date fair value of awards was $3.8 million for 2023 awards. At December 31, 2023, unrecognized compensation expense related to restricted stock units is approximately $4.06 million, which is expected to be recognized over a weighted-average period of 2.49 years.

Compensation expense for the years ended December 31, 2023, 2022, and 2021 related to the above restricted stock awards and restricted stock units amounted to $19.4 million, $18.9 million, and $13.3 million, respectively. Restricted stock awards and restricted stock units with a service condition for vesting are valued at the closing stock price on the date of grant and are expensed to stock-based compensation expense ratably under the straight-line attribution method over the requisite service period. Restricted stock units with a performance condition for vesting are valued at the closing stock price on the date of grant and the expense is estimated based on the share percentage payout expected to be achieved at vesting over a three-year performance period. The Company evaluates the probable outcome of the performance conditions quarterly and makes cumulative adjustments for current and prior periods in compensation expense in the period of change. Restricted stock units with a market condition for vesting are valued using a Monte Carlo valuation model and are expensed to stock-based compensation expense over a three-year performance period. The previously recognized compensation expense for awards with a market condition will reverse only if the requisite service is not rendered. For accounting on stock-based compensation plans, see Note 1 – Description of Business and Summary of Significant Accounting Policies for more information.

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

The expense incurred for the Salary Continuation Plan and SERP for each of the last three years ended December 31, 2023, 2022, and 2021 was $456,000, $485,000, and $503,000, respectively, resulting in a deferred compensation liability of $9.0 million and $9.6 million as of the years ended 2023 and 2022, respectively. In addition, with the acquisition of Plaza Bancorp, Inc., the Company acquired a deferred compensation plan that was funded and resulted in a deferred compensation liability in the amount of $1.2 million and $1.3 million as of the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, the total deferred compensation liabilities recorded in other liabilities on the consolidated statements of condition for these plans were $10.3 million and $10.9 million, respectively.

Note 17 – Fair Value of Financial Instruments

The fair value of an asset or liability is the exchange price that would be received to sell that asset or paid to transfer that liability (exit price) in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach, and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC Topic 825 - Financial Instruments requires disclosure of the fair value of financial assets and financial liabilities, including both those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis and a non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value are discussed below.

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

The following fair value hierarchy tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	December 31, 2023
	Fair Value Measurement Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets
AFS investment securities:
U.S. Treasury	$—	$539,256	$—	$539,256
Agency	—	1,868	—	1,868
Corporate	—	446,343	—	446,343
Collateralized mortgage obligation	—	152,604	—	152,604
Total AFS investment securities	$—	$1,140,071	$—	$1,140,071

Equity securities	$759	$—	$—	$759

Derivative assets:
Foreign exchange contracts	$1	$—	$—	$1
Interest rate swaps (1)	—	5,643	—	5,643
Total derivative assets	$1	$5,643	$—	$5,644

Financial liabilities
Derivative liabilities:
Foreign exchange	$10	$—	$—	$10
Interest rate swaps	—	10,705	—	10,705
Total derivative liabilities	$10	$10,705	$—	$10,715
_______________________________________________________
(1) Represents amounts after the application of variation margin payments as settlements with central counterparties, where applicable. See Note 19 – Derivative Instruments for additional information.

	December 31, 2022
	Fair Value Measurement Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets
AFS investment securities:
U.S. Treasury	$—	$47,017	$—	$47,017
Agency	—	431,438	$—	431,438
Corporate	—	542,548	$—	542,548
Collateralized mortgage obligation	—	764,229	—	764,229
Mortgage-backed securities	—	815,781	—	815,781
Total AFS investment securities	$—	$2,601,013	$—	$2,601,013

Equity securities (1)	$925	$—	$—	$13,526

Derivative assets:
Foreign exchange contracts	$1	$—	$—	$1
Interest rate swaps	—	7,053	$—	7,053
Equity warrants	—	—	1,894	1,894
Total derivative assets	$1	$7,053	$1,894	$8,948

Financial liabilities
Derivative liabilities:
Foreign exchange	$1	$—	$—	$1
Interest rate swaps	—	12,530	—	12,530
Total derivative liabilities	$1	$12,530	$—	$12,531
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

The following table is a reconciliation of the fair value of the equity warrants that are classified as Level 3 and measured on a recurring basis as of:

(Dollars in thousands)	2023	2022
Beginning Balance	$1,894	$1,889
Change in fair value (1)	(432)	5
Net exercise	(1,462)	—
Ending balance	$—	$1,894
______________________________________________________
(1) The changes in fair value are included in other income on the consolidated statements of income.

The following table presents quantitative information about Level 3 of fair value measurements for assets and measured at fair value on a recurring basis at December 31, 2022.

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

The fair value of individually evaluated collateral dependent loans and OREO were determined using Level 3 assumptions, and represents individually evaluated loan for which a specific reserve has been established or on which a write down has been taken. For real estate loans, generally, the Company obtains third party appraisals (or property valuations) and/or collateral audits in conjunction with internal analysis based on historical experience on its individually evaluated loans to determine fair value. In determining the net realizable value of the underlying collateral for individually evaluated loans and OREO, the Company then discounts the valuation to cover both market price fluctuations and selling costs, typically ranging from 7% to 10% of the collateral value, that the Company expected would be incurred in the event of foreclosure. In addition to the discounts taken, the Company’s calculation of net realizable value considered any other senior liens in place on the underlying collateral. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions, and management’s expertise and knowledge of the client and client’s business.

At December 31, 2023, the Company’s individually evaluated collateral dependent loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisals available to management. The Company completed partial charge-offs on certain individually evaluated loans based on recent real estate or property appraisals and recorded the related reserves where applicable during the year ended December 31, 2023.

The following table presents our assets measured at fair value on a nonrecurring basis at December 31, 2023 and 2022.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2023
Financial assets
Collateral dependent loans	$—	$—	$1,569	$1,569
Other real estate owned	—	—	248	248
Total assets	$—	$—	$1,817	$1,817

December 31, 2022
Financial assets
Collateral dependent loans	$—	$—	$3,180	$3,180

The following table presents quantitative information about Level 3 of fair value measurements for assets measured at fair value on a nonrecurring basis at December 31, 2023 and 2022.

				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
December 31, 2023
Investor loans secured by real estate
SBA secured by real estate (1)	$419	Fair value of collateral	Cost to sell	10.00%	10.00%	10.00%
Commercial loans
Commercial and industrial	1,150	Fair value of collateral	Cost to sell	7.00%	7.00%	7.00%
Total individually evaluated loans	1,569
Other real estate owned	248	Fair value of property	Cost to sell	10.00%	10.00%	10.00%
Total assets	$1,817

December 31, 2022
Commercial loans
Commercial and industrial	3,180	Fair value of collateral	Collateral discount and cost to sell	6.00%	6.00%	6.00%
Total individually evaluated loans	$3,180
_________________________________________________
(1) SBA loans that are collateralized by hotel/motel real property.

Fair Values of Financial Instruments

The fair value estimates presented herein are based on pertinent information available to management as of the dates indicated, representing an exit price.

	December 31, 2023
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$936,473	$936,473	$—	$—	$936,473
Interest-bearing time deposits with financial institutions	995	995	—	—	995
HTM investment securities	1,729,541	—	1,485,506	—	1,485,506
AFS investment securities	1,140,071	—	1,140,071	—	1,140,071
Equity securities	759	759	—	—	759
Loans held for investment, net	13,289,020	—	—	12,562,323	12,562,323
Derivative assets (1)	5,644	1	5,643	—	5,644
Accrued interest receivable	68,516	—	68,516	—	68,516
Liabilities:
Deposit accounts	14,995,626	—	15,003,769	—	15,003,769
FHLB advances	600,000	—	592,480	—	592,480
Subordinated debentures	331,842	—	320,687	—	320,687
Derivative liabilities	10,715	10	10,705	—	10,715
Accrued interest payable	18,671	—	18,671	—	18,671
_________________________________________________________
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

The following tables set forth the Company’s earnings per share calculations for the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2023	2022	2021
Basic
Net income	$30,852	$283,743	$339,889
Less: dividends and undistributed earnings allocated to participating securities	(2,061)	(3,405)	(3,517)
Net income allocated to common stockholders	$28,791	$280,338	$336,372

Weighted average common shares outstanding	94,113,132	93,718,293	93,532,109
Basic earnings per common share	$0.31	$2.99	$3.60

Diluted
Net income allocated to common stockholders	$28,791	$280,338	$336,372

Weighted average common shares outstanding	94,113,132	93,718,293	93,532,109
Dilutive effect of share-based compensation	123,743	373,168	480,028
Weighted average diluted common shares	94,236,875	94,091,461	94,012,137
Diluted earnings per common share	$0.31	$2.98	$3.58

Shares or stock options are excluded from the computations of diluted earnings per share when their inclusion have an anti-dilutive effect. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. For the year ended December 31, 2023, there were 71,447 weighted average potential common shares that were anti-dilutive. There were no potential common shares that were anti-dilutive at December 31, 2022 and December 31, 2021.

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

Derivatives Designated as Hedging Instruments

Fair Value Hedges – The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. The Company entered into pay-fixed and receive-floating interest rate swaps associated with certain fixed rate loans, primarily commercial real estate and multifamily loans, to manage its exposure to changes in fair value on these instruments attributable to changes in the designated SOFR benchmark interest rate. These interest rate swaps are designated as fair value hedges using the portfolio layer method. The Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The fair value hedges are recorded as components of other assets and other liabilities in the Company’s consolidated statements of financial condition. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk, are recognized in interest income in the Company’s consolidated statements of income. At December 31, 2023 and December 31, 2022, interest rate swaps with an aggregate notional amount of $1.35 billion and $1.20 billion, respectively, were designated as fair value hedges. Cash flows on derivatives designated as hedging instruments are classified in the statement of cash flows the same as the cash flows of the assets being hedged.

The following amounts were recorded on the consolidated statements of financial condition related to cumulative basis adjustment for fair value hedges as of the dates indicated:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Loans held for investment(1)	$1,320,449	$1,138,074	$(29,551)	$(61,926)
Total	$1,320,449	$1,138,074	$(29,551)	$(61,926)
______________________________
(1) These amounts were included in the amortized cost basis of closed portfolios of loans held for investment used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At December 31, 2023 and December 31, 2022, the amortized cost basis of the closed portfolios used in these hedging relationships was $3.25 billion and 3.35 billion, respectively; the cumulative basis adjustments associated with these hedging relationships was $(29.6) million and $(61.9) million, respectively; and the amounts of the designated hedged items were $1.35 billion and $1.20 billion, respectively.

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

Equity Warrant Assets – The Company acquired equity warrant assets as a result of the acquisition of Opus. Opus received equity warrant assets through its lending activities, which were accounted for as loan origination fees. The warrants provide the Bank the right to purchase a specific number of equity shares of the underlying company’s equity at a certain price before expiration and contain net settlement terms qualifying as derivatives under ASC Topic 815. The Company no longer has loans associated with these borrowers. Changes in fair value are recognized as a component of noninterest income with a corresponding offset within other assets. The total fair value of the warrants held in private companies was zero and $1.9 million in other assets as of December 31, 2023 and 2022, respectively. During 2023, the equity warrant assets were either settled or written off as the warrants were determined to be unexercisable until the underlying company’s fair market value is greater than the value established in the warrant agreement.

The net increases or decreases in derivatives not designated as hedging instruments are included in “Net change in accrued interest receivable and other assets” and “Net change in accrued expenses and other liabilities” within the statement of cash flows.

The following tables summarize the Company’s derivative instruments included in “other assets” and “other liabilities” in the consolidated statements of financial condition as of the dates indicated:

	December 31, 2023
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments designated as hedging instruments:
Fair value hedge - interest rate swap contracts	$600,000	$34,541	$750,000	$3,184
Total derivative designated as hedging instruments	600,000	34,541	750,000	3,184
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	19	1	410	10
Interest rate swap contracts	103,954	10,397	103,954	10,409
Total derivative not designated as hedging instruments	103,973	10,398	104,364	10,419
Total derivatives	$703,973	$44,939	$854,364	$13,603

Netting adjustments - cleared positions (1)		39,295		2,888
Total derivatives in the Balance Sheet		$5,644		$10,715
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

The following table presents the effect of fair value hedge accounting on the consolidated statements of income:

		For the Year Ended December 31,
(Dollars in thousands)	Location of Gain (Loss) Recognized in Income on Derivative Instruments	2023	2022
Gain (loss) on fair value hedging relationships:
Hedged items - loans	Interest Income	$32,375	(56,628)
Interest rate swap contracts	Interest Income	5,721	68,322

The following table summarizes the effect of the derivative financial instruments in the consolidated statements of income.

(Dollars in thousands)		For the Year Ended December 31,
Derivative Not Designated as Hedging Instruments:	Location of Gain Recognized in Income on Derivative Instruments	2023	2022	2021
Foreign exchange contracts	Other income	$952	$490	$82
Interest rate products	Other income	(11)	4	9
Equity warrants	Other income	(1,194)	4	(24)
Total		$(253)	$498	$67

Note 20 – Balance Sheet Offsetting
Derivative financial instruments may be eligible for offset in the consolidated statements of financial condition, such as those subject to enforceable master netting arrangements or a similar agreement. Under these agreements, the Company has the right to net settle multiple contracts with the same counterparty. The Company offers an interest rate swap product to qualified customers, which are then paired with derivative contracts the Company enters into with a counterparty bank. While derivative contracts entered into with counterparty banks may be subject to enforceable master netting agreements, derivative contracts with customers may not be subject to enforceable master netting arrangements. With regard to derivative contracts not centrally cleared through a clearinghouse, regulations require collateral to be posted by the party with a net liability position. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments are commonly referred to as variation margin and are treated as settlements of derivative exposure rather than as collateral. The gross amounts of derivative assets and liabilities for derivative contracts cleared through certain central clearing parties are reported at the fair value of the respective derivative contracts net of the variation margin payments, where applicable.

Financial instruments that are eligible for offset in the consolidated statements of financial condition as of the periods indicated are presented in the table below:

				Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
(Dollars in thousands)	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition	Financial Instruments (2)	Cash Collateral (3)	Net Amount
December 31, 2023
Derivative assets:
Interest rate swaps	$5,643	$—	$5,643	$—	$(4,610)	$1,033
Total	$5,643	$—	$5,643	$—	$(4,610)	$1,033

Financial liabilities:
Interest rate swaps	$10,705	$—	$10,705	$—	$—	$10,705
Total	$10,705	$—	$10,705	$—	$—	$10,705

December 31, 2022
Derivative assets:
Interest rate swaps	$7,053	$—	$7,053	$—	$(5,440)	$1,613
Total	$7,053	$—	$7,053	$—	$(5440)	$1,613

Financial liabilities:
Interest rate swaps	$12,530	$—	$12,530	$—	$—	$12,530
Total	$12,530	$—	$12,530	$—	$—	$12,530
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

Note 21 – Leases

The Company accounts for its leases in accordance with ASC 842, which requires the Company to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased asset. The Company’s leases primarily represent future obligations to make payments for the use of buildings or space for its operations. Liabilities to make future lease payments are recorded in accrued expenses and other liabilities, while right-of-use assets are recorded in other assets in the Company’s consolidated statements of financial condition. At December 31, 2023, all of the Company’s leases were classified as operating leases or short-term leases. Short-term leases are leases that have a term of 12 months or less at commencement.

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

The Company’s lease expense is recorded in premises and occupancy expense in the consolidated statements of income. The following table presents the components of lease expense for the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022
Operating leases	$18,158	$18,541
Short-term leases	1,569	1,735
Total lease expense	$19,727	$20,276

The following tables present supplemental information related to operating leases as of and for years ended:

	At December 31,
(Dollars in thousands)	2023	2022
Balance Sheet:
Operating lease right-of-use assets	$41,555	$50,596
Operating lease liabilities	$47,115	$58,141

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022
Cash Flows:
Operating cash outflows from operating leases	$20,021	$20,061

The following tables provide information related to minimum contractual lease payments and other information associated with the Company’s leases as of December 31, 2023:

(Dollars in thousands)	2024	2025	2026	2027	2028	Thereafter	Total
December 31, 2023
Operating leases	$19,179	$13,529	$7,848	$5,340	$4,384	$2,871	$53,151
Short-term leases	3	—	—	—	—	—	3
Total contractual base rents (1)	$19,182	$13,529	$7,848	$5,340	$4,384	$2,871	$53,154

Total liability to make lease payments							$47,115
Difference in undiscounted and discounted future lease payments							$6,036
Weighted average discount rate							5.84%
Weighted average remaining lease term (years)							3.7

(1) Contractual base rents reflect options to extend and renewals, and do not include property taxes and other operating expenses due under respective lease agreements.

The Company from time to time leases portions of space it owns to other parties. Income received from these transactions is recorded on a straight-line basis over the term of the sublease. For the years ended December 31, 2023 and 2022, rental income totaled $264,000 and $362,000, respectively.

Note 22 – Related Party Transactions

Loans to the Company’s executive officers and directors are made in the ordinary course of business, in accordance with applicable regulations and the Company’s policies and procedures. At December 31, 2023 and December 31, 2022 there were no related party loans outstanding.

At December 31, 2023, the Company had related party deposits of approximately $14.6 million, compared to $44.2 million at December 31, 2022.

Note 23 – Parent Company Financial Information

The Corporation is a California-based bank holding company organized in 1997 as a Delaware corporation and owns 100% of the capital stock of the Bank, its principal operating subsidiary. The Bank was incorporated and commenced operations in 1983. Condensed financial statements of the Corporation are as follows:

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF FINANCIAL CONDITION
(Parent company only)
	At December 31,
(Dollars in thousands)	2023	2022
Assets
Cash and cash equivalents	$72,696	$17,712
Investment in subsidiaries	3,145,886	3,118,313
Other assets	5,180	1,214
Total assets	$3,223,762	$3,137,239
Liabilities
Subordinated debentures	331,842	331,204
Accrued expenses and other liabilities	9,339	7,646
Total liabilities	341,181	338,850
Total stockholders’ equity	2,882,581	2,798,389
Total liabilities and stockholders’ equity	$3,223,762	$3,137,239

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF OPERATIONS
(Parent company only)
	For the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Income
Dividend income from the Bank	$199,653	$131,160	$121,653
Interest income	93	7	9
Net loss on debt extinguishment	—	—	(2,877)
Total income	199,746	131,167	118,785
Expense
Interest expense	18,244	18,242	18,907
Compensation and benefits	3,934	5,198	3,845
Other noninterest expense	3,785	3,881	3,808
Total expense	25,963	27,321	26,560
Income before income tax provision	173,783	103,846	92,225
Income tax benefit	(7,240)	(7,793)	(8,672)
Income before undistributed income of subsidiary	181,023	111,639	100,897
Equity in undistributed (losses) earnings of subsidiary	(150,171)	172,104	238,992
Net income	$30,852	$283,743	$339,889

PACIFIC PREMIER BANCORP, INC.
SUMMARY STATEMENTS OF CASH FLOWS
(Parent company only)
	For the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$30,852	$283,743	$339,889
Adjustments to reconcile net income to cash used in operating activities:
Share-based compensation expense	19,390	18,925	13,264
Equity in undistributed losses (earnings) of subsidiary	150,171	(172,104)	(238,992)
Loss on debt extinguishment	—	—	2,877
Deferred income tax (benefit) expense	(3,583)	230	(429)
Change in accrued expenses and other liabilities, net	2,331	2,985	377
Change in accrued interest receivable and other assets, net	(12,505)	(2,345)	(12,840)
Net cash provided by operating activities	186,656	131,434	104,146
Cash flows from investing activities:
Net cash provided by investing activities	—	—	—
Cash flows from financing activities:
Net change in short-term borrowings	—	(8,000)	8,000
Redemption of subordinated debentures	—	—	(36,153)
Cash dividends paid	(126,265)	(125,160)	(121,887)
Repurchase and retirement of common stock	—	—	(18,067)
Proceeds from exercise of options	966	873	1,001
Restricted stock surrendered and canceled	(6,373)	(8,918)	(6,384)
Net cash used in financing activities	(131,672)	(141,205)	(173,490)
Net increase (decrease) in cash and cash equivalents	54,984	(9,771)	(69,344)
Cash and cash equivalents, beginning of year	17,712	27,483	96,827
Cash and cash equivalents, end of year	$72,696	17,712	$27,483

Note 24 – Subsequent Events

Quarterly Cash Dividend

On January 27, 2024, the Corporation's Board of Directors declared a $0.33 per share dividend, payable on February 16, 2024 to stockholders of record on February 9, 2024.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2023. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, our management believes that, as of December 31, 2023, our internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, issued an audit report on the Company’s internal control over financial reporting as of December 31, 2023. Such attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 and is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fourth quarter of 2023, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2024 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2023. Such information is incorporated herein by reference.

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

Security Authorized for Issuance under Equity Compensation Plan Information

The following table provides information as of December 31, 2023, with respect to options outstanding and shares available for future option, restricted stock, and restricted stock unit awards under the Company’s active equity incentive plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders:
Pacific Premier Bancorp, Inc. Amended and Restated 2022 Stock Long-term Incentive Plan	488,295		$17.09		1,828,009
Heritage Oaks Bancorp, Inc. 2005 Equity Incentive Plan	3,475		21.36		—
Heritage Oaks Bancorp, Inc. 2015 Equity Incentive Plan	4,876		21.17		—
Equity compensation plans not approved by security holders	—		—		—
Total equity compensation plans	496,646	(1)	$17.45	(2)	1,828,009	(3)

(1) Consists of 96,850 shares issuable upon the exercise of outstanding stock options and 399,796 shares issuable in settlement of outstanding RSUs and dividend equivalent rights. Excludes 1,176,100 outstanding shares of unvested restricted stock (these do not constitute “rights” under SEC rules).
(2) The weighted-average exercise price includes all outstanding stock options but does not include restricted stock units, all of which do not have an exercise price. If restricted stock units were included in this calculation, treating such awards as having an exercise price of zero, the weighted average exercise price of outstanding options, warrants, and rights would be $3.40.
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
Consolidated Statements of Financial Condition as of December 31, 2023 and 2022
Consolidated Statements of Income for the Years Ended December 31, 2023, 2022, and 2021
Consolidated Statements of Other Comprehensive Income for the Years Ended December 31, 2023, 2022, and 2021
Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022, and 2021
Notes to Consolidated Financial Statements

(2)All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the consolidated financial statements or related notes thereto.

(b)    The following exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc., as amended (1)
3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (1)
4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (2)
4.2	Description of Registrant’s Securities (8)
4.3	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the SEC upon request
10.1	Salary Continuation Agreement between Pacific Premier Bank and Steven R. Gardner (3)*
10.2	Form of 2012 Long-Term Incentive Plan Incentive Stock Option Award Agreement (4)*
10.3	Form of 2012 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (4)*
10.4	Form of 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (5)*
10.5	Pacific Premier Bancorp, Inc. Amended and Restated 2022 Long-Term Incentive Plan (10)*
10.6	Form of Restricted Stock Unit Agreement under the Pacific Premier Bancorp, Inc. Amended and Restated 2012 Long-Term Incentive Plan (6)*
10.7	Amended Form of 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (non-NEOs) (7)*
10.8	Amended Form of 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (NEOs) (7)*
10.9	Amended Form of 2012 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (7)*
10.10	Amended Form of 2012 Long-Term Incentive Plan Incentive Stock Option Award Agreement (7)*
10.11	Amended Form of 2012 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (7)*
10.12	Employment Agreement, effective as of August 30, 2021, by and among Pacific Premier Bancorp, Inc., Pacific Premier Bank and Steven R. Gardner (10)*
10.13	Employment Agreement, effective as of August 30, 2021, by and among Pacific Premier Bancorp, Inc., Pacific Premier Bank and Ronald J. Nicolas, Jr. (9)*
10.14	Employment Agreement, effective as of August 30, 2021, by and between Pacific Premier Bank and Edward E. Wilcox (9)*
10.15	Employment Agreement, effective as of August 30, 2021, by and between Pacific Premier Bank and Michael S. Karr (9)*
10.16	Employment Agreement, effective as of August 30, 2021, by and between Pacific Premier Bank and Thomas E. Rice (9)*
21	Subsidiaries of Pacific Premier Bancorp, Inc. (Reference is made to Item 1. Business for the required information.)
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of Crowe LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
97	Pacific Premier Bancorp, Inc. Clawback Policy
101.INS	XBRL Instance Document #
101.SCH	XBRL Taxonomy Extension Schema Document #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #
101.LAB	XBRL Taxonomy Extension Label Linkbase Document #
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #
104	The cover page of Pacific Premier Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (contained in Exhibit 101)

(1)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 15, 2018.
(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Registration No. 333-20497) filed with the SEC on January 27, 1997.
(3)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 19, 2006.
(4)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on June 4, 2012.
(5)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on June 2, 2017.
(6)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on February 1, 2016.
(7)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on November 16, 2017.
(8)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on February 28, 2020.
(9)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on September 3, 2021.
(10)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 24, 2022.
*	Management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.
By:	/s/ Steven R. Gardner
Steven R. Gardner
Chairman, Chief Executive Officer, and President

DATED: February 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Gardner	Chairman, Chief Executive Officer, and President (Principal Executive Officer)	February 23, 2024
Steven R. Gardner

/s/ Ronald J. Nicolas, Jr.	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2024
Ronald J. Nicolas, Jr.

/s/ Lori Wright	Senior Executive Vice President and Deputy Chief Financial Officer (Principal Accounting Officer)	February 23, 2024
Lori Wright

/s/ Ayad A. Fargo	Director	February 23, 2024
Ayad A Fargo

/s/ Joseph L. Garrett	Director	February 23, 2024
Joseph L. Garrett

/s/ Stephanie Hsieh	Director	February 23, 2024
Stephanie Hsieh

/s/ Jeff C. Jones	Director	February 23, 2024
Jeff C. Jones

/s/ Rose McKinney-James	Director	February 23, 2024
Rose McKinney-James

/s/ M. Christian Mitchell	Director	February 23, 2024
M. Christian Mitchell

/s/ George M. Pereira	Director	February 23, 2024
George M. Pereira

/s/ Barbara S. Polsky	Director	February 23, 2024
Barbara S. Polsky

/s/ Zareh H. Sarrafian	Director	February 23, 2024
Zareh H. Sarrafian

/s/ Jaynie Miller Studenmund	Director	February 23, 2024
Jaynie Miller Studenmund

/s/ Richard C. Thomas	Director	February 23, 2024
Richard C. Thomas