Form 10-Q
period 2024-03-31
PACIFIC PREMIER BANCORP INC
filed 2024-04-26
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
The number of shares outstanding of the registrant’s common stock as of April 19, 2024 was 96,431,504.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED MARCH 31, 2024

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except par value and share data)	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$129,671	$146,696
Interest-bearing deposits with financial institutions	899,147	789,777
Cash and cash equivalents	1,028,818	936,473
Interest-bearing time deposits with financial institutions	995	995
Investments securities held-to-maturity, at amortized cost, net of allowance for credit losses of $115 and $126 (fair value of $1,447,697 and $1,485,506) at March 31, 2024 and December 31, 2023, respectively	1,720,481	1,729,541
Investment securities available-for-sale, at fair value	1,154,021	1,140,071
FHLB, FRB, and other stock	97,063	99,225
Loans held for investment	13,012,071	13,289,020
Allowance for credit losses	(192,340)	(192,471)
Loans held for investment, net	12,819,731	13,096,549
Accrued interest receivable	67,642	68,516
Other real estate owned	248	248
Premises and equipment, net	54,789	56,676
Deferred income taxes, net	111,390	113,580
Bank owned life insurance	474,404	471,178
Intangible assets	40,449	43,285
Goodwill	901,312	901,312
Other assets	341,838	368,996
Total assets	$18,813,181	$19,026,645
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$4,997,636	$4,932,817
Interest-bearing:
Checking	2,785,626	2,899,621
Money market/savings	5,037,636	4,868,442
Retail certificates of deposit	1,794,813	1,684,560
Wholesale/brokered certificates of deposit	572,117	610,186
Total interest-bearing	10,190,192	10,062,809
Total deposits	15,187,828	14,995,626
FHLB advances and other borrowings	200,000	600,000
Subordinated debentures	332,001	331,842
Accrued expenses and other liabilities	190,551	216,596
Total liabilities	15,910,380	16,144,064
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at March 31, 2024 and December 31, 2023; 96,459,966 shares and 95,860,092 shares issued and outstanding, respectively	941	938
Additional paid-in capital	2,378,171	2,377,131
Retained earnings	619,405	604,137
Accumulated other comprehensive loss	(95,716)	(99,625)
Total stockholders’ equity	2,902,801	2,882,581
Total liabilities and stockholders’ equity	$18,813,181	$19,026,645

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands, except share data)	2024	2023
INTEREST INCOME
Loans	$172,975	$180,958
Investment securities and other interest-earning assets	40,456	40,385
Total interest income	213,431	221,343
INTEREST EXPENSE
Deposits	59,506	40,234
FHLB advances and other borrowings	4,237	7,938
Subordinated debentures	4,561	4,561
Total interest expense	68,304	52,733
Net interest income before provision for credit losses	145,127	168,610
Provision for credit losses	3,852	3,016
Net interest income after provision for credit losses	141,275	165,594
NONINTEREST INCOME
Loan servicing income	529	573
Service charges on deposit accounts	2,688	2,629
Other service fee income	336	296
Debit card interchange fee income	765	803
Earnings on bank owned life insurance	4,159	3,374
Net gain from sales of loans	—	29
Net gain from sales of investment securities	—	138
Trust custodial account fees	10,642	11,025
Escrow and exchange fees	696	1,058
Other income	5,959	1,261
Total noninterest income	25,774	21,186
NONINTEREST EXPENSE
Compensation and benefits	54,130	54,293
Premises and occupancy	10,807	11,742
Data processing	7,511	7,265
Other real estate owned operations, net	46	108
FDIC insurance premiums	2,629	2,425
Legal and professional services	4,143	5,501
Marketing expense	1,558	1,838
Office expense	1,093	1,232
Loan expense	770	646
Deposit expense	12,665	8,436
Amortization of intangible assets	2,836	3,171
Other expense	4,445	4,695
Total noninterest expense	102,633	101,352
Net income before income taxes	64,416	85,428
Income tax expense	17,391	22,866
Net income	$47,025	$62,562
EARNINGS PER SHARE
Basic	$0.49	$0.66
Diluted	0.49	0.66
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	94,350,259	93,857,812
Diluted	94,477,355	94,182,522

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2024	2023
Net income	$47,025	$62,562
Other comprehensive income, net of tax:
Unrealized gain on securities available-for-sale, net of income taxes (1)	1,390	36,400
Reclassification adjustment for net gain on sales of securities included in net income, net of income taxes (2)	—	(99)
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of income taxes (3)	—	(36,076)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of income taxes (4)	2,519	2,293
Other comprehensive income, net of tax	3,909	2,518
Comprehensive income, net of tax	$50,934	$65,080
______________________________
(1) Income tax expense of the unrealized gain on securities was $547,000 and $14.4 million for the three months ended March 31, 2024 and 2023, respectively.
(2) Income tax expense on the reclassification adjustment for net gain on sales of securities included in net income was zero and $39,000 for the three months ended March 31, 2024 and 2023, respectively.
(3) Income tax (benefit) on the unrealized loss on securities transferred from available-for-sale to held-to-maturity was zero and $(14.3) million for the three months ended March 31, 2024 and 2023, respectively.
(4) Income tax expense on the amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity included in net income was $1.0 million and $915,000 for the three months ended March 31, 2024 and 2023, respectively.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(Unaudited)

(Dollars in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2023	95,860,092	$938	$2,377,131	$604,137	$(99,625)	$2,882,581
Net income	—	—	—	47,025	—	47,025
Other comprehensive income	—	—	—	—	3,909	3,909
Cash dividends declared ($0.33 per common share)	—	—	—	(31,635)	—	(31,635)
Dividend equivalents declared ($0.33 per restricted stock unit)	—	—	122	(122)	—	—
Share-based compensation expense	—	—	5,450	—	—	5,450
Issuance of restricted stock, net	786,501	3	(3)	—	—	—
Restricted stock surrendered and canceled	(196,887)	—	(4,691)	—	—	(4,691)
Exercise of stock options	10,260	—	162	—	—	162
Balance at March 31, 2024	96,459,966	$941	$2,378,171	$619,405	$(95,716)	$2,902,801

Balance at December 31, 2022	95,021,760	$933	$2,362,663	$700,040	$(265,247)	$2,798,389
Net income	—	—	—	62,562	—	62,562
Other comprehensive income	—	—	—	—	2,518	2,518
Cash dividends declared ($0.33 per common share)	—	—	—	(31,357)	—	(31,357)
Dividend equivalents declared ($0.33 per restricted stock unit)	—	—	122	(122)	—	—
Share-based compensation expense	—	—	4,729	—	—	4,729
Issuance of restricted stock, net	834,724	4	(4)	—	—	—
Restricted stock surrendered and canceled	(142,175)	—	(5,691)	—	—	(5,691)
Exercise of stock options	468	—	11	—	—	11
Balance at March 31, 2023	95,714,777	$937	$2,361,830	$731,123	$(262,729)	$2,831,161

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$47,025	$62,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,085	3,552
Provision for credit losses	3,852	3,016
Share-based compensation expense	5,450	4,729
Loss on sales and disposals of premises and equipment	5	4
Net (accretion) amortization of discounts/premium on securities	(3,623)	3,481
Net (accretion) of discounts/premiums for acquired loans and deferred loan fees/costs	(3,176)	(4,254)
(Gain) on sale of investment securities available-for-sale	—	(138)
(Gain) on debt extinguishment	(5,067)	—
(Gain) on sales of loans	—	(29)
Deferred income tax expense	650	4,824
Income from bank owned life insurance, net	(3,461)	(2,722)
Amortization of intangible assets	2,836	3,171
Origination of loans held for sale, net of principal payments received	—	(766)
Proceeds from the sales of loans held for sale	—	833
Net change in accrued expenses and other liabilities, net	(24,240)	(15,519)
Net change in accrued interest receivable and other assets, net	33,610	12,427
Net cash provided by operating activities	56,946	75,171
Cash flows from investing activities:
Proceeds from sales of other real estate owned	—	1,241
Loan (originations) and payments, net	238,258	506,197
Proceeds from sales of loans classified as loans held for investment	32,675	5,778
Purchase of securities held-to-maturity	—	(8,000)
Proceeds from prepayments and maturities of securities held-to-maturity	10,339	8,238
Purchase of securities available-for-sale	(170,226)	(224,347)
Proceeds from prepayments and maturities of securities available-for-sale	164,079	47,016
Proceeds from sales of securities available-for-sale	—	304,320
Proceeds from the sales of premises and equipment	2	—
Proceeds from surrender of bank owned life insurance	236	—
Purchase of premises and equipment	(1,205)	(2,463)
Net change in FHLB, FRB, and other stock	2,034	1,875
Funding of Community Reinvestment Act (“CRA”) investments, net	(1,898)	(9,751)
Net cash provided by investing activities	274,294	630,104
Cash flows from financing activities:
Net change in deposit accounts	$192,202	$(144,591)
Net change in short-term borrowings	—	(200,000)
Repayments of long-term borrowings	(394,933)	—
Cash dividends paid	(31,635)	(31,357)
Proceeds from exercise of stock options	162	11
Restricted stock surrendered and canceled	(4,691)	(5,691)
Net cash used in financing activities	(238,895)	(381,628)
Net increase in cash and cash equivalents	92,345	323,647
Cash and cash equivalents, beginning of period	936,473	1,101,249
Cash and cash equivalents, end of period	$1,028,818	$1,424,896

Supplemental cash flow disclosures:
Interest paid	$73,075	$44,138
Income taxes (refunded) paid, net	(3,656)	(800)
Noncash investing activities during the period:
Transfers from loans held for investment to loans held for sale	32,675	5,707
Loans held for sale transfer to loans held for investment	—	1,287
Other real estate owned transferred from loans held for investment	—	6,886
Transfers of investment securities from available-for-sale to held-to-maturity	—	360,347
Transfers of CRA investment securities from FHLB, FRB, and other stock to other assets	—	12,601
Recognition of operating lease right-of-use assets	(1,714)	(1,337)
Recognition of operating lease liabilities	1,701	1,337

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements reflect all normal recurring adjustments and accruals that are necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2024.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

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

Note 2 – Recently Issued Accounting Pronouncements

Accounting Standards Adopted in 2024

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) 2023-02, Investments - Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, a consensus of the Emerging Issues Task Force. The amendments in this Update allow the option for an entity to apply the proportional amortization method of accounting to other equity investments that are made for the primary purpose of receiving income tax credits or other income tax benefits, if certain conditions are met. Prior to this Update, the application of the proportional amortization method of accounting was limited to investments in low income housing tax credit structures. The proportional amortization method of accounting results in the amortization of applicable investments, as well as the related income tax credits or other income tax benefits received, being presented on a single line in the statements of income, that is income tax expense. Under this Update, an entity has the option to apply the proportional amortization method of accounting to applicable investments on a tax-credit-program-by-tax-credit-program basis. In addition, the amendments in this Update require that all tax equity investments accounted for using the proportional amortization method use the delayed equity contribution guidance in paragraph 323-740-25-3, requiring a liability be recognized for delayed equity contributions that are unconditional and legally binding or for equity contributions that are contingent upon a future event when that contingent event becomes probable. Under this Update, low income housing tax credit investments for which the proportional amortization method is not applied can no longer be accounted for using the delayed equity contribution guidance. Further, this Update specifies that tax equity investments accounted for using the equity method must apply the impairment guidance in Subtopic 323-10 - Investments - Equity Method and Joint Ventures - Overall. This Update also clarifies that for low income housing tax credit investments not accounted for under the proportional amortization method or the equity method, an entity shall account for them under Topic 321 - Investments - Equity Securities. The amendments in this Update also require additional disclosures in interim and annual periods concerning investments for which the proportional amortization method is applied, including (i) the nature of tax equity investments, and (ii) the effect of tax equity investments and related income tax credits and other income tax benefits on the financial position and results of operations. The provisions of this Update became effective for the Company for interim and annual periods beginning January 1, 2024. Refer to Note 14 – Tax Equity Investments for additional information. The adoption of this Update did not have a material impact on the Company’s financial statements.

Recent Accounting Guidance Not Yet Effective

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The FASB issued this Update to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this Update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this Update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this Update on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segments. The amendments in this Update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis. Amendments in this Update include: a requirement that a public entity provide all annual disclosures about a reportable segment’s profit or loss in its interim period disclosures, disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), disclosure of amounts for other segment items by reportable segment and a description of its composition, clarification that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit or loss, requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss, and requires that a public entity that has a single reportable segment provide all the disclosures required by this Update as well as all existing disclosures required in Topic 280. The amendments in this Update are effective for the Company beginning with its 2024 annual financial statement disclosures for the year ended December 31, 2024, and for all interim and annual periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact of this Update.

Note 3 – Significant Accounting Policies

Our accounting policies are described in Note 1 - Description of Business and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2023 Form 10-K. As of March 31, 2024, there were no significant changes to accounting policies from those disclosed in our audited consolidated financial statements included in our 2023 Form 10-K are presented below.

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

Note 4 – Investment Securities

The amortized cost and estimated fair value of available-for-sale (“AFS”) investment securities were as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
AFS investment securities:
March 31, 2024
U.S. Treasury	$565,128	$4	$(193)	$564,939
Agency	1,734	—	(64)	1,670
Corporate	471,426	243	(32,787)	438,882
Collateralized mortgage obligations	149,765	—	(1,235)	148,530
Total AFS investment securities	$1,188,053	$247	$(34,279)	$1,154,021

December 31, 2023
U.S. Treasury	$538,899	$381	$(24)	$539,256
Agency	1,941	—	(73)	1,868
Corporate	481,499	52	(35,208)	446,343
Collateralized mortgage obligations	153,701	—	(1,097)	152,604
Total AFS investment securities	$1,176,040	$433	$(36,402)	$1,140,071

The carrying amount and estimated fair value of held-to-maturity (“HTM”) investment securities were as follows:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Gain	Gross Unrecognized Loss	Estimated Fair Value
HTM investment securities:
March 31, 2024
Municipal bonds	$1,145,902	$(115)	$1,145,787	$264	$(228,193)	$917,858
Collateralized mortgage obligations	329,837	—	329,837	1,288	(10,867)	320,258
Mortgage-backed securities	228,611	—	228,611	146	(35,422)	193,335
Other	16,246	—	16,246	—	—	16,246
Total HTM investment securities	$1,720,596	$(115)	$1,720,481	$1,698	$(274,482)	$1,447,697

December 31, 2023
Municipal bonds	$1,146,244	$(126)	$1,146,118	$819	$(206,361)	$940,576
Collateralized mortgage obligations	334,997	—	334,997	1,565	(9,570)	326,992
Mortgage-backed securities	232,157	—	232,157	310	(30,798)	201,669
Other	16,269	—	16,269	—	—	16,269
Total HTM investment securities	$1,729,667	$(126)	$1,729,541	$2,694	$(246,729)	$1,485,506
The Company reassesses classification of certain investments as part of the ongoing review of the investment securities portfolio. During the first quarter of 2024, there was no transfer of AFS securities to HTM securities.

During the first quarter of 2023, the Company transferred $410.7 million of AFS collateralized mortgage obligations to HTM securities. The Company intends and has the ability to hold the securities transferred to maturity. The transfer of these securities was accounted for at fair value on the transfer date. The collateralized mortgage obligations had a net carrying amount of $360.3 million with a pre-tax unrealized loss of $50.4 million, which are accreted into interest income as yield adjustments through earnings over the remaining term of the securities. The amortization of the related net after-tax unrealized losses reported in accumulated other comprehensive loss offsets the effect on interest income for the accretion of the unrealized losses associated with the transferred securities. No gains or losses were recorded at the time of transfer.

Investment securities with carrying values of $2.36 billion and $2.80 billion as of March 31, 2024 and December 31, 2023, respectively, were pledged to other borrowings, secure public deposits, and for other purposes as required or permitted by law. Investment securities with carrying values of $2.17 billion and $1.41 billion as of March 31, 2024 and December 31, 2023, respectively, were pledged to the Federal Reserve's discount window to increase the Company’s access to funding and provide liquidity.

Unrealized Gains and Losses

Unrealized gains and losses on AFS investment securities, net of tax, are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At March 31, 2024, the Company had a net unrealized loss on AFS investment securities of $34.0 million, or $24.4 million net of tax in accumulated other comprehensive loss, compared to a net unrealized loss of $36.0 million, or $25.8 million net of tax in accumulated other comprehensive loss, at December 31, 2023.

For investment securities transferred from AFS to HTM, the net after-tax unrealized gains and losses at the date of transfer continue to be reported in stockholders’ equity as accumulated other comprehensive loss and are amortized over the remaining lives of the securities with an offsetting entry to interest income as an adjustment of yield in a manner consistent with the amortization of a premium or discount, with an offsetting entry to interest income for the accretion of the unrealized loss associated with the transferred securities. At March 31, 2024, the unrealized loss on investment securities transferred from AFS to HTM was $99.4 million, or $71.3 million net of tax. At December 31, 2023, the unrealized loss on investment securities transferred from AFS to HTM was $102.9 million, or $73.9 million net of tax.

The table below summarizes the number, fair value, and gross unrealized holding losses of the Company’s AFS investment securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of the dates indicated, aggregated by investment category and length of time in a continuous loss position.

	March 31, 2024
	Less than 12 Months			12 Months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
AFS investment securities:
U.S. Treasury	21	$515,076	$(193)	—	$—	$—	21	$515,076	$(193)
Agency	—	—	—	4	1,670	(64)	4	1,670	(64)
Corporate	—	—	—	41	365,603	(32,787)	41	365,603	(32,787)
Collateralized mortgage obligations	—	—	—	28	148,530	(1,235)	28	148,530	(1,235)
Total AFS investment securities	21	$515,076	$(193)	73	$515,803	$(34,086)	94	$1,030,879	$(34,279)

	December 31, 2023
	Less than 12 Months			12 Months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
AFS investment securities:
U.S. Treasury	4	$98,622	$(24)	—	$—	$—	4	$98,622	$(24)
Agency	—	—	—	4	1,868	(73)	4	1,868	(73)
Corporate	1	4,989	(3)	47	431,353	(35,205)	48	436,342	(35,208)
Collateralized mortgage obligations	—	—	—	28	152,604	(1,097)	28	152,604	(1,097)
Total AFS investment securities	5	$103,611	$(27)	79	$585,825	$(36,375)	84	$689,436	$(36,402)

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

For additional information concerning allowance for credit losses on investment securities, refer to Note 1 - Description of Business and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2023 Form 10-K.

At March 31, 2024 and December 31, 2023, the Company had an ACL of $115,000 and $126,000, respectively, for HTM investment securities classified as municipal bonds. The following table presents a rollforward by major security type of the ACL on the Company's HTM debt securities as of and for the periods indicated:

	Three Months Ended March 31, 2024
(Dollars in thousands)	Balance, December 31, 2023	Provision (Recapture) for Credit Losses	Balance, March 31, 2024
HTM investment securities:
Municipal bonds	$126	$(11)	$115

	Three Months Ended March 31, 2023
(Dollars in thousands)	Balance, December 31, 2022	Provision for Credit Losses	Balance, March 31, 2023
HTM investment securities:
Municipal bonds	$43	$184	$227

The Company had no ACL for AFS investment securities at March 31, 2024 and December 31, 2023. The Company performed a qualitative assessment of these investments as of March 31, 2024 and determined that unrealized losses during the first quarter of 2024 were the result of general market conditions, including changes in interest rates, and does not believe the declines in fair value were credit related. As of March 31, 2024, the Company had not recorded credit losses on AFS securities that were in an unrealized loss position due to the high quality of the investments, with investment grade ratings, and many of them issued by U.S. government agencies. As of March 31, 2024, 62% of our AFS securities were U.S. Treasury, U.S. government agency, and U.S. government-sponsored enterprise securities. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. It is more likely than not that the Company will not be required to sell the securities prior to their anticipated recoveries, and at this time the Company does not intend to sell these securities. There was no provision for credit losses recognized for AFS investment securities during the three months ended March 31, 2024 and 2023.

At March 31, 2024 and December 31, 2023, there were no AFS or HTM securities in nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. At March 31, 2024 and December 31, 2023, there were no securities purchased with deterioration in credit quality since their origination. At March 31, 2024 and December 31, 2023, there were no collateral dependent AFS or HTM securities.

Realized Gains and Losses

The following table presents the amortized cost of securities sold with related gross realized gains, gross realized losses, and net realized gains for the periods indicated:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2024	2023
Amortized cost of AFS investment securities sold	$—	$304,182

Gross realized gains	$—	$986
Gross realized (losses)	—	(848)
Net realized gains on sales of AFS investment securities	$—	$138

Contractual Maturities

The amortized cost and estimated fair value of investment securities at March 31, 2024, by contractual maturity, are shown in the table below.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS investment securities:
U.S. Treasury	$565,128	$564,939	$—	$—	$—	$—	$—	$—	$565,128	$564,939
Agency	—	—	257	250	786	758	691	662	1,734	1,670
Corporate	33,006	32,995	233,484	231,709	204,936	174,178	—	—	471,426	438,882
Collateralized mortgage obligations	49	49	40,793	40,660	60,925	60,378	47,998	47,443	149,765	148,530
Total AFS investment securities	598,183	597,983	274,534	272,619	266,647	235,314	48,689	48,105	1,188,053	1,154,021
HTM investment securities:
Municipal bonds	—	—	26,337	24,621	38,068	34,154	1,081,497	859,083	1,145,902	917,858
Collateralized mortgage obligations	—	—	86	86	—	—	329,751	320,172	329,837	320,258
Mortgage-backed securities	—	—	1,918	1,977	3,476	3,527	223,217	187,831	228,611	193,335
Other	—	—	—	—	—	—	16,246	16,246	16,246	16,246
Total HTM investment securities	—	—	28,341	26,684	41,544	37,681	1,650,711	1,383,332	1,720,596	1,447,697
Total investment securities	$598,183	$597,983	$302,875	$299,303	$308,191	$272,995	$1,699,400	$1,431,437	$2,908,649	$2,601,718

Note 5 – Loans Held for Investment

The Company’s loan portfolio is segmented according to loans that share similar attributes and risk characteristics.

Investor loans secured by real estate includes commercial real estate (“CRE”) non-owner-occupied, multifamily, construction, and land, as well as Small Business Administration (“SBA”) loans secured by investor real estate, which are loans collateralized by hotel/motel real property.

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

The following table presents the composition of the loan portfolio for the periods indicated:

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Investor loans secured by real estate
CRE non-owner-occupied	$2,309,252	$2,421,772
Multifamily	5,558,966	5,645,310
Construction and land	486,734	472,544
SBA secured by real estate	35,206	36,400
Total investor loans secured by real estate	8,390,158	8,576,026
Business loans secured by real estate
CRE owner-occupied	2,149,362	2,191,334
Franchise real estate secured	294,938	304,514
SBA secured by real estate	48,426	50,741
Total business loans secured by real estate	2,492,726	2,546,589
Commercial loans
Commercial and industrial	1,774,487	1,790,608
Franchise non-real estate secured	301,895	319,721
SBA non-real estate secured	10,946	10,926
Total commercial loans	2,087,328	2,121,255
Retail loans
Single family residential	72,353	72,752
Consumer	1,830	1,949
Total retail loans	74,183	74,701
Loans held for investment before basis adjustment (1)	13,044,395	13,318,571
Basis adjustment associated with fair value hedge (2)	(32,324)	(29,551)
Loans held for investment	13,012,071	13,289,020
Allowance for credit losses for loans held for investment	(192,340)	(192,471)
Loans held for investment, net	$12,819,731	$13,096,549

Total unfunded loan commitments	$1,459,515	$1,703,470
Loans held for sale, at lower of cost or fair value	$—	$—
______________________________
(1) Includes net deferred origination costs (fees) of $797,000 and $(74,000), and unaccreted fair value net purchase discounts of $41.2 million and $43.3 million as of March 31, 2024 and December 31, 2023, respectively.
(2) Represents the basis adjustment associated with the application of hedge accounting on certain loans. Refer to Note 11 – Derivative Instruments for additional information.

The Company generally originates SBA loans with the intent to sell the guaranteed portion of the loans prior to maturity and, therefore, designates them as held for sale. From time to time, the Company may purchase or sell other types of loans in order to manage concentrations, maximize interest income, change risk profiles, improve returns, and generate liquidity.

Loans Serviced for Others and Loan Securitization

The Company generally retains the servicing rights of the guaranteed portion of SBA loans sold, for which the Company initially records a servicing asset at fair value within its other assets category. Servicing assets are subsequently measured using the amortization method and amortized to noninterest income. At March 31, 2024 and December 31, 2023, the servicing assets totaled $1.4 million and $1.6 million, respectively, and were included in other assets in the Company’s consolidated statement of financial condition. Servicing assets are evaluated for impairment based upon the fair value of the servicing rights as compared to carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. At March 31, 2024 and December 31, 2023, the Company determined that no valuation allowance was necessary.

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

To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse Freddie Mac for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date of December 23, 2016. The liability recorded for Company’s exposure to the reimbursement agreement with Freddie Mac was $345,000 as of March 31, 2024 and December 31, 2023.

Loans sold and serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans and participations serviced for others was $359.8 million at March 31, 2024 and $373.8 million at December 31, 2023, respectively. Included in those totals are multifamily loans transferred through securitization with Freddie Mac of $47.6 million and $48.0 million at March 31, 2024 and December 31, 2023, respectively, and SBA participations serviced for others of $246.1 million and $258.1 million at March 31, 2024 and December 31, 2023, respectively.

Concentration of Credit Risk

As of March 31, 2024, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located predominately in California. The Company’s loan portfolio contains concentrations of credit in multifamily, CRE non-owner-occupied, CRE owner-occupied, and C&I business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and diversifies its loan portfolio through loan originations, purchases, and sales to meet approved concentration levels.

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus, and likewise in excess of 15% of the Bank’s unimpaired capital plus surplus for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $840.7 million for secured loans and $504.4 million for unsecured loans at March 31, 2024. In order to manage concentration risk, the Bank maintains a house lending limit well below these statutory maximums. At March 31, 2024, the Bank’s largest aggregate outstanding balance of loans to one borrower was $319.3 million secured by multifamily properties.

Credit Quality and Credit Risk Management

The Company’s credit quality and credit risk are controlled in two distinct areas. The first is the loan origination process, wherein the Bank underwrites credit and chooses which types and levels of risk it is willing to accept. The Company maintains a credit policy which addresses many related topics, sets forth maximum tolerances for key elements of loan risk, and indicates appropriate protocols for identifying and analyzing these risk elements. The policy sets forth specific guidelines for analyzing each of the loan products the Company offers from both an individual and portfolio-wide basis. The credit policy is reviewed at least annually by the Bank Board. The Bank’s underwriters ensure all key risk factors are analyzed, with most underwriting including a global cash flow analysis of the prospective borrowers.

The second area is in the ongoing oversight of the loan portfolio, where existing credit risk is measured and monitored, and where performance issues are dealt with in a timely and appropriate fashion. Credit risk is monitored and managed within the loan portfolio by the Company’s portfolio managers based on both the credit policy and a credit and portfolio review policy. This latter policy requires a program of financial data collection and analysis, thorough loan reviews, property and/or business inspections, monitoring of portfolio concentrations and trends, and incorporation of current business and economic conditions. The portfolio managers also monitor asset-based lines of credit, loan covenants, and other conditions associated with the Company’s loans as a means to help identify potential credit risk. Most individual loans, excluding the homogeneous loan portfolio, are reviewed at least annually, including the assignment or confirmation of a risk grade.

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
•Substandard assets are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. These assets are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Other real estate owned (“OREO”) acquired through foreclosure is also classified as substandard.
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

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as well as the gross charge-offs on a year-to-date basis by year of origination as of March 31, 2024:

	Term Loans by Vintage
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term During the Period	Total
March 31, 2024
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$25,930	$39,449	$456,670	$530,041	$174,446	$1,044,831	$—	$—	$2,271,367
Special mention	—	—	4,190	2,509	—	—	—	—	6,699
Substandard	—	—	2,785	—	16,209	12,192	—	—	31,186
Multifamily
Pass	2,332	183,941	1,172,758	1,965,579	708,447	1,478,920	—	—	5,511,977
Special mention	—	—	—	18,303	—	11,576	—	—	29,879
Substandard	—	—	—	4,603	12,507	—	—	—	17,110
Construction and land
Pass	7,234	62,758	319,264	91,445	2,226	3,376	—	—	486,303
Special mention	—	—	—	431	—	—	—	—	431
SBA secured by real estate
Pass	—	—	6,451	—	493	20,541	—	—	27,485
Substandard	—	—	—	131	—	7,590	—	—	7,721
Total investor loans secured by real estate	35,496	286,148	1,962,118	2,613,042	914,328	2,579,026	—	—	8,390,158
Current period gross charge-offs	—	—	—	—	—	1,180	—	—	1,180
Business loans secured by real estate
CRE owner-occupied
Pass	9,310	21,215	541,542	615,237	217,548	651,272	—	—	2,056,124
Special mention	—	—	6,349	36,625	472	4,863	918	—	49,227
Substandard	—	—	9,815	—	9,455	24,741	—	—	44,011
Franchise real estate secured
Pass	1,225	10,497	41,473	120,949	25,369	88,080	—	—	287,593
Special mention	—	—	—	—	—	1,597	—	—	1,597
Substandard	—	—	3,929	—	—	1,819	—	—	5,748
SBA secured by real estate
Pass	—	112	9,827	7,350	1,949	24,669	—	—	43,907
Special mention	—	—	—	—	—	82	—	—	82
Substandard	—	—	—	—	—	4,437	—	—	4,437
Total loans secured by business real estate	10,535	31,824	612,935	780,161	254,793	801,560	918	—	2,492,726
Current period gross charge-offs	—	93	3,345	581	—	645	—	—	4,664
Commercial loans
Commercial and industrial
Pass	6,427	49,636	156,868	148,942	38,675	244,163	975,215	825	1,620,751
Special mention	—	1,027	22,364	13,948	335	2,162	34,604	1,312	75,752
Substandard	—	14,289	8,052	2,735	406	1,248	47,145	—	73,875
Doubtful	—	—	4,109	—	—	—	—	—	4,109

	Term Loans by Vintage
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term During the Period	Total
March 31, 2024
Franchise non-real estate secured
Pass	$69	$7,789	$72,481	$107,807	$15,807	$81,601	$—	$—	$285,554
Special mention	—	—	—	—	—	648	—	—	648
Substandard	—	—	1,600	306	2,189	11,598	—	—	15,693
SBA non-real estate secured
Pass	—	1,582	4,415	338	111	3,701	—	—	10,147
Substandard	—	—	515	—	138	146	—	—	799
Total commercial loans	6,496	74,323	270,404	274,076	57,661	345,267	1,056,964	2,137	2,087,328
Current period gross charge-offs	—	49	—	126	29	16	465	—	685
Retail loans
Single family residential
Pass	—	20	—	—	165	43,288	28,880	—	72,353
Consumer loans
Pass	—	—	—	2	8	425	1,395	—	1,830
Total retail loans	—	20	—	2	173	43,713	30,275	—	74,183
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Loans held for investment before basis adjustment (1)	$52,527	$392,315	$2,845,457	$3,667,281	$1,226,955	$3,769,566	$1,088,157	$2,137	$13,044,395
Total current period gross charge-offs	$—	$142	$3,345	$707	$29	$1,841	$465	$—	$6,529
______________________________
(1) Excludes the basis adjustment of $32.3 million to the carrying amount of certain loans included in fair value hedging relationships. Refer to Note 11 – Derivative Instruments for additional information.

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as of December 31, 2023:

	Term Loans by Vintage
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2023
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$71,452	$482,045	$549,828	$192,399	$315,139	$795,856	$—	$—	$2,406,719
Special mention	—	3,811	2,530	—	—	625	—	—	6,966
Substandard	—	412	—	—	—	7,675	—	—	8,087
Multifamily
Pass	179,055	1,184,329	2,008,126	725,123	822,411	714,638	—	—	5,633,682
Special mention	—	—	—	—	—	11,628	—	—	11,628
Construction and land
Pass	59,993	309,677	94,845	2,223	2,368	3,438	—	—	472,544
SBA secured by real estate
Pass	$—	$6,478	$—	$493	$4,804	$16,496	$—	$—	$28,271
Substandard	—	—	131	—	536	7,462	—	—	8,129
Total investor loans secured by real estate	310,500	1,986,752	2,655,460	920,238	1,145,258	1,557,818	—	—	8,576,026

	Term Loans by Vintage
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2023
Current period gross charge-offs	$—	$—	$217	$—	$1,582	$3,653	$—	$—	$5,452
Business loans secured by real estate
CRE owner-occupied
Pass	19,014	543,413	660,967	224,333	211,283	458,975	—	—	2,117,985
Special mention	—	16,535	—	476	4,775	11,775	919	—	34,480
Substandard	—	15,539	2,162	5,505	3,873	11,790	—	—	38,869
Franchise real estate secured
Pass	10,580	39,239	124,424	25,697	15,731	72,342	—	—	288,013
Special mention	1,758	3,603	1,903	—	795	1,615	—	—	9,674
Substandard	—	3,964	—	—	2,571	292	—	—	6,827
SBA secured by real estate
Pass	113	9,334	7,634	1,979	4,109	22,417	—	—	45,586
Special mention	—	536	—	—	—	83	—	—	619
Substandard	—	—	—	—	—	4,536	—	—	4,536
Total loans secured by business real estate	31,465	632,163	797,090	257,990	243,137	583,825	919	—	2,546,589
Current period gross charge-offs	—	—	318	191	—	1,861	—	—	2,370
Commercial loans
Commercial and industrial
Pass	46,765	172,987	160,275	40,988	110,526	146,310	966,733	6,518	1,651,102
Special mention	239	23,242	12,270	367	16	2,139	42,570	407	81,250
Substandard	425	8,052	2,689	588	173	1,138	26,462	14,187	53,714
Doubtful and loss	—	—	—	—	—	—	—	4,542	4,542
Franchise non-real estate secured
Pass	6,801	74,441	112,112	16,355	34,770	53,957	—	753	299,189
Special mention	433	845	1,633	—	627	692	—	—	4,230
Substandard	—	1,646	322	2,324	10,451	1,559	—	—	16,302
SBA non-real estate secured
Pass	1,075	4,485	343	113	1,464	2,490	—	—	9,970
Substandard	—	527	—	141	53	235	—	—	956
Total commercial loans	55,738	286,225	289,644	60,876	158,080	208,520	1,035,765	26,407	2,121,255
Current period gross charge-offs	132	3,053	62	5	362	37	6,387	503	10,541
Retail loans
Single family residential
Pass	20	—	—	167	—	44,104	28,461	—	72,752
Consumer loans
Pass	—	—	3	9	5	788	1,144	—	1,949
Total retail loans	20	—	3	176	5	44,892	29,605	—	74,701
Current period gross charge-offs	$—	$—	$—	$—	$—	$983	$3	$—	$986
Loans held for investment before basis adjustment (1)	$397,723	$2,905,140	$3,742,197	$1,239,280	$1,546,480	$2,395,055	$1,066,289	$26,407	$13,318,571
Total current period gross charge-offs	$132	$3,053	$597	$196	$1,944	$6,534	$6,390	$503	$19,349
______________________________
(1) Excludes the basis adjustment of $29.6 million to the carrying amount of certain loans included in fair value hedging relationships. Refer to Note 11 – Derivative Instruments for additional information.

The following tables stratify the loans held for investment portfolio by delinquency as of the periods indicated:

		Days Past Due(2)
(Dollars in thousands)	Current	30-59	60-89	90+	Total
March 31, 2024
Investor loans secured by real estate
CRE non-owner-occupied	$2,308,852	$—	$—	$400	$2,309,252
Multifamily	5,558,966	—	—	—	5,558,966
Construction and land	486,734	—	—	—	486,734
SBA secured by real estate	34,409	—	381	416	35,206
Total investor loans secured by real estate	8,388,961	—	381	816	8,390,158
Business loans secured by real estate
CRE owner-occupied	2,144,734	—	—	4,628	2,149,362
Franchise real estate secured	294,646	—	—	292	294,938
SBA secured by real estate	48,426	—	—	—	48,426
Total business loans secured by real estate	2,487,806	—	—	4,920	2,492,726
Commercial loans
Commercial and industrial	1,770,803	1,729	575	1,380	1,774,487
Franchise non-real estate secured	300,336	—	—	1,559	301,895
SBA not secured by real estate	10,146	254	—	546	10,946
Total commercial loans	2,081,285	1,983	575	3,485	2,087,328
Retail loans
Single family residential	72,335	—	18	—	72,353
Consumer loans	1,830	—	—	—	1,830
Total retail loans	74,165	—	18	—	74,183
Loans held for investment before basis adjustment (1)	$13,032,217	$1,983	$974	$9,221	$13,044,395

December 31, 2023
Investor loans secured by real estate
CRE non-owner-occupied	$2,421,360	$—	$—	$412	$2,421,772
Multifamily	5,645,310	—	—	—	5,645,310
Construction and land	472,544	—	—	—	472,544
SBA secured by real estate	35,980	—	—	420	36,400
Total investor loans secured by real estate	8,575,194	—	—	832	8,576,026
Business loans secured by real estate
CRE owner-occupied	2,186,679	—	—	4,655	2,191,334
Franchise real estate secured	304,222	292	—	—	304,514
SBA secured by real estate	50,604	137	—	—	50,741
Total business loans secured by real estate	2,541,505	429	—	4,655	2,546,589
Commercial loans
Commercial and industrial	1,788,855	228	1,294	231	1,790,608
Franchise non-real estate secured	318,162	1,559	—	—	319,721
SBA not secured by real estate	10,119	249	—	558	10,926
Total commercial loans	2,117,136	2,036	1,294	789	2,121,255
Retail loans
Single family residential	72,733	19	—	—	72,752
Consumer loans	1,949	—	—	—	1,949
Total retail loans	74,682	19	—	—	74,701
Loans held for investment before basis adjustment (1)	$13,308,517	$2,484	$1,294	$6,276	$13,318,571
______________________________
(1) Excludes the basis adjustment of $32.3 million and $29.6 million to the carrying amount of certain loans included in fair value hedging relationships as of March 31, 2024 and December 31, 2023, respectively. Refer to Note 11 – Derivative Instruments for additional information.
(2) Nonaccrual loans are included in this aging analysis based on the loan’s past due status.

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

As of March 31, 2024, $63.8 million of loans were individually evaluated with $4.5 million ACL attributed to such loans. At March 31, 2024, $39.8 million of individually evaluated loans were evaluated based on the underlying value of the collateral and $24.0 million were evaluated using a discounted cash flow approach. All individually evaluated loans were on nonaccrual status at March 31, 2024.

As of December 31, 2023, $24.8 million of loans were individually evaluated with no ACL attributed to such loans. At December 31, 2023, $12.2 million of individually evaluated loans were evaluated based on the underlying value of the collateral and $12.6 million were evaluated using a discounted cash flow approach. All individually evaluated loans were on nonaccrual status at December 31, 2023.

The increase in individually evaluated loans during the first quarter of 2024 was primarily driven by a single, diversified commercial banking relationship with loans in CRE non-owner-occupied, CRE owner-occupied, and C&I categories, totaling $37.6 million, as well as a single lending relationship with loans in franchise non-real estate secured and franchise real estate categories, totaling $1.9 million as of March 31, 2024.

Purchased Credit Deteriorated Loans

The Company analyzed acquired loans for more-than-insignificant deterioration in credit quality since their origination. Such loans are classified as purchased credit deteriorated (“PCD”) loans. Please see Note 1 - Description of Business and Summary of Significant Accounting Policies of our audited consolidated financial statements included in our 2023 Form 10-K for more information concerning the accounting for PCD loans. The Company had PCD loans of $347.0 million and $359.3 million at March 31, 2024 and December 31, 2023, respectively.

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

The Company typically does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the timely collection of principal or interest regardless of the length of past due status. However, when such loans are well-secured and in the process of collection, the Company may continue with the accrual of interest. The Company had loans on nonaccrual status of $63.8 million at March 31, 2024 and $24.8 million at December 31, 2023. The increase in nonaccrual loans at March 31, 2024 was primarily the result of a single, diversified commercial banking relationship with loans in CRE non-owner occupied, CRE owner-occupied, and C&I categories, totaling $37.6 million, all of which were current, as well as a single lending relationship with loans in franchise non-real estate secured and franchise real estate categories, totaling $1.9 million, as of March 31, 2024.

The Company did not record income from the receipt of cash payments related to nonaccruing loans during the three months ended March 31, 2024 and 2023. The Company had no loans 90 days or more past due and still accruing at March 31, 2024 and December 31, 2023.

The following tables provide a summary of nonaccrual loans as of the dates indicated:

	Nonaccrual Loans (1)
	Collateral Dependent Loans		Non-Collateral Dependent Loans		Total Nonaccrual Loans	Nonaccrual Loans with No ACL
(Dollars in thousands)	Balance	ACL	Balance	ACL
March 31, 2024
Investor loans secured by real estate
CRE non-owner-occupied	$24,008	$2,657	$—	$—	$24,008	$17,499
SBA secured by real estate	1,258	—	—	—	1,258	1,258
Total investor loans secured by real estate	25,266	2,657	—	—	25,266	18,757
Business loans secured by real estate
CRE owner-occupied	12,602	—	—	—	12,602	12,602
Franchise real estate secured	—	—	292	43	292	—
Total business loans secured by real estate	12,602	—	292	43	12,894	12,602
Commercial loans
Commercial and industrial	1,380	—	22,161	1,521	23,541	13,541
Franchise non-real estate secured	—	—	1,559	231	1,559	—
SBA non-real estate secured	546	—	—	—	546	546
Total commercial loans	1,926	—	23,720	1,752	25,646	14,087
Total nonaccrual loans	$39,794	$2,657	$24,012	$1,795	$63,806	$45,446

December 31, 2023
Investor loans secured by real estate
CRE non-owner-occupied	$412	$—	$—	$—	$412	$412
SBA secured by real estate	1,205	—	—	—	1,205	1,205
Total investor loans secured by real estate	1,617	—	—	—	1,617	1,617
Business loans secured by real estate
CRE owner-occupied	8,666	—	—	—	8,666	8,666
Total business loans secured by real estate	8,666	—	—	—	8,666	8,666
Commercial loans
Commercial and industrial	1,381	—	12,595	—	13,976	13,976
SBA non-real estate secured	558	—	—	—	558	558
Total commercial loans	1,939	—	12,595	—	14,534	14,534
Total nonaccrual loans	$12,222	$—	$12,595	$—	$24,817	$24,817
______________________________
(1) The ACL for nonaccrual loans is determined based on a discounted cash flow methodology unless the loan is considered collateral dependent; otherwise, the ACL for collateral dependent nonaccrual loans is determined based on the estimated fair value of the underlying collateral.

Residential Real Estate Loans In Process of Foreclosure

The Company had no consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of March 31, 2024 and December 31, 2023.

Modified Loans to Troubled Borrowers

On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures, which introduces new reporting requirements for modifications of loans to borrowers experiencing financial difficulty. The Company also refers to these loans as modified loans to troubled borrowers (“MLTB”). An MLTB arises from a modification made to a loan in order to alleviate temporary difficulties in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. GAAP requires that certain types of modifications be reported, which consist of the following: (i) principal forgiveness, (ii) interest rate reduction, (iii) other-than-insignificant payment delay, (iv) term extension, or any combination of the foregoing. The ACL for an MLTB is measured on a collective basis, as with other loans in the loan portfolio, unless management determines that such loans no longer possess risk characteristics similar to others in the loan portfolio. In those instances, the ACL for an MLTB is determined through individual evaluation.

Loans modified to borrowers experiencing financial difficulty were $12.2 million at March 31, 2024 and $12.6 million at December 31, 2023.

There were no loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2024. There was one CRE owner-occupied loan to a troubled borrower modified during the first quarter of 2023 with an amortized cost of $851,000 as of March 31, 2023.

The following table shows the amortized cost of the MLTB by class and type of modification, as well as the percentage of the loan modified to the total class of loans at and during the three months ended March 31, 2023:

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

During the three months ended March 31, 2024 and 2023, there were no MLTBs that had a payment default and had been modified within the 12 months preceding the payment default (90 days or more past due).

The following table depicts the performance of the MLTBs as of the dates indicated:

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+	Total
March 31, 2024
Commercial loans
Commercial and industrial	$12,161	$—	$—	$—	$12,161
Total commercial loans	$12,161	$—	$—	$—	$12,161

March 31, 2023
Business loans secured by real estate
CRE owner-occupied	$851	$—	$—	$—	$851
Total business loans secured by real estate	$851	$—	$—	$—	$851

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

The following tables summarize collateral dependent loans by collateral type as of the dates indicated:

(Dollars in thousands)	Office Properties	Industrial Properties	Retail Properties	Land Properties	Hotel Properties	Multifamily Properties	Other CRE Properties	Business Assets	Total
March 31, 2024
Investor loan secured by real estate
CRE non-owner-occupied	$19,102	$2,385	$400	$—	$—	$—	$2,121	$—	$24,008
SBA secured by real estate	—	—	—	—	1,258	—	—	—	1,258
Total investor loans secured by real estate	19,102	2,385	400	—	1,258	—	2,121	—	25,266
Business loans secured by real estate
CRE owner-occupied	7,974	—	—	4,628	—	—	—	—	12,602
SBA secured by real estate	—	—	—	—	—	—	—	—	—
Total business loans secured by real estate	7,974	—	—	4,628	—	—	—	—	12,602
Commercial loans
Commercial and industrial	—	—	—	230	—	—	—	1,150	1,380
SBA non-real estate secured	—	—	—	—	—	—	—	546	546
Total commercial loans	—	—	—	230	—	—	—	1,696	1,926
Total collateral dependent loans	$27,076	$2,385	$400	$4,858	$1,258	$—	$2,121	$1,696	$39,794

December 31, 2023
Investor loan secured by real estate
CRE non-owner-occupied	$—	$—	$412	$—	$—	$—	$—	$—	$412
SBA secured by real estate	—	—	—	—	1,205	—	—	—	1,205
Total investor loans secured by real estate	—	—	412	—	1,205	—	—	—	1,617
Business loans secured by real estate
CRE owner-occupied	4,011	—	—	4,655	—	—	—	—	8,666
Total business loans secured by real estate	4,011	—	—	4,655	—	—	—	—	8,666
Commercial loans
Commercial and industrial	—	—	—	231	—	—	—	1,150	1,381
SBA non-real estate secured	—	—	—	—	—	—	—	558	558
Total commercial loans	—	—	—	231	—	—	—	1,708	1,939
Total collateral dependent loans	$4,011	$—	$412	$4,886	$1,205	$—	$—	$1,708	$12,222

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

The Company considers loans to be in default when they are 90 days or more past due or placed on nonaccrual status.

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

Economic Forecasts

In order to develop reasonable and supportable forecasts of future conditions, the Company estimates how those forecasts are expected to impact a borrower’s ability to satisfy their obligation to the Bank and the ultimate collectability of future cash flows over the life of a loan. The Company uses macroeconomic scenarios from an independent third party, which are based on past events, current conditions, and the likelihood of future events occurring. These scenarios are typically comprised of: a base-case scenario, an upside scenario, representing slightly better economic conditions than currently experienced and, a downside scenario, representing recessionary conditions. Management periodically evaluates appropriateness of economic scenarios and may decide that a particular economic scenario or a combination of probability-weighted economic scenarios should be used in the Company’s ACL model. The economic scenarios chosen for the model, the extent to which more than one scenario is used, and the weights that are assigned to them, are based on the likelihood that the economy would perform better than each scenario, which is based in part on analysis performed by an independent third party. Economic scenarios chosen, as well as the assumptions within those scenarios, and whether to use a probability-weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events. The Company’s ACL model at March 31, 2024 includes assumptions concerning the interest rate environment, general uncertainty concerning future economic conditions, and the potential for recessionary conditions.

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

The following tables provide the allocation of the ACL for loans held for investment as well as the activity in the ACL attributed to various segments in the loan portfolio as of, and for the periods indicated:

	Three Months Ended March 31, 2024
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner-occupied	$31,030	$(927)	$—	$678	$30,781
Multifamily	56,312	—	5	2,094	58,411
Construction and land	9,314	—	—	(1,143)	8,171
SBA secured by real estate	2,182	(253)	—	255	2,184
Business loans secured by real estate
CRE owner-occupied	28,787	(4,452)	63	4,362	28,760
Franchise real estate secured	7,499	(212)	—	(29)	7,258
SBA secured by real estate	4,427	—	1	(140)	4,288
Commercial loans
Commercial and industrial	36,692	(585)	39	961	37,107
Franchise non-real estate secured	15,131	(100)	—	(711)	14,320
SBA non-real estate secured	458	—	2	35	495
Retail loans
Single family residential	505	—	—	(63)	442
Consumer loans	134	—	—	(11)	123
Totals	$192,471	$(6,529)	$110	$6,288	$192,340

	Three Months Ended March 31, 2023
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner-occupied	$33,692	$(66)	$15	$(1,926)	$31,715
Multifamily	56,334	(217)	—	1,670	57,787
Construction and land	7,114	—	—	558	7,672
SBA secured by real estate	2,592	—	—	(301)	2,291
Business loans secured by real estate
CRE owner-occupied	32,340	(2,163)	12	(855)	29,334
Franchise real estate secured	7,019	—	—	771	7,790
SBA secured by real estate	4,348	—	—	67	4,415
Commercial loans
Commercial and industrial	35,169	(1,123)	211	3,402	37,659
Franchise non-real estate secured	16,029	—	100	(408)	15,721
SBA non-real estate secured	441	—	6	(46)	401
Retail loans
Single family residential	352	(90)	1	129	392
Consumer loans	221	(5)	35	(40)	211
Totals	$195,651	$(3,664)	$380	$3,021	$195,388

The decrease in the ACL for loans held for investment during the three months ended March 31, 2024 of $131,000 was reflective of $6.4 million in net charge-offs, partially offset by $6.3 million in provision for credit losses. The provision for credit losses during the three months ended March 31, 2024 was largely attributed to increases associated with economic forecasts, specific reserves, and other model updates, offset by a decrease in the balance of loans held of investment and changes in the mix of loan composition. Charge-offs during the three months ended March 31, 2024 were largely due to $5.7 million in charge-offs associated with the sale of special mention and substandard CRE and franchise loans during the first quarter of 2024.

The decrease in the ACL for loans held for investment during the three months ended March 31, 2023 of $263,000 is reflective of $3.3 million in net charge-offs, partially offset by a $3.0 million in provision for credit losses. The provision for credit losses during the three months ended March 31, 2023 can be attributed to increases associated with economic forecasts and other model updates, as well as changes in asset quality, including specific reserves, offset by lower loans held for investment. Charge-offs during the three months ended March 31, 2023 were largely attributed to one CRE owner-occupied lending relationship, as well as charge-offs on several loans sold during the first quarter of 2023, and charge-offs on other smaller C&I lending relationships.

Allowance for Credit Losses for Off-Balance Sheet Commitments

The Company maintains an ACL for off-balance sheet commitments related to unfunded loans and lines of credit, which is included in other liabilities of the consolidated statements of financial condition. The allowance for off-balance sheet commitments was $16.8 million at March 31, 2024, representing a decline of $2.4 million from $19.3 million at December 31, 2023. During the three months ended March 31, 2024, the provision recapture for off-balance sheet commitments was largely attributable to a decline in the balance of unfunded commitments as well as qualitative adjustments during the quarter.

During the three months ended March 31, 2023, the provision recapture for off-balance sheet commitments of $189,000 was attributable to lower unfunded commitments, primarily in C&I loans, and changes in the mix of unfunded commitments between various loan segments, as well as qualitative adjustments during the quarter.
The following table summarizes the activities in the ACL for off-balance sheet commitments for the periods indicated:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2024	2023
Beginning ACL balance	$19,264	$23,641
Provision for credit losses on off-balance sheet commitments	(2,425)	(189)
Ending ACL balance	$16,839	$23,452

Note 7 – Goodwill and Other Intangible Assets

The Company had goodwill of $901.3 million at March 31, 2024 and December 31, 2023. The Company did not record any adjustments to goodwill during the three months ended March 31, 2024 and March 31, 2023.

The Company’s policy is to assess goodwill for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe the value of goodwill may be impaired.

Other intangible assets with definite lives were $40.4 million at March 31, 2024, consisting of $38.5 million in core deposit intangibles and $2.0 million in customer relationship intangibles. At December 31, 2023, other intangibles assets were $43.3 million, consisting of $41.2 million in core deposit intangibles and $2.1 million in customer relationship intangibles. The following table summarizes the change in the balances of core deposit and customer relationship intangible assets, and the related accumulated amortization for the periods indicated below:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2024	2023
Gross amount of intangible assets:
Beginning balance	$145,212	$145,212
Additions due to acquisitions	—	—
Ending balance	145,212	145,212
Accumulated amortization:
Beginning balance	(101,927)	(89,624)
Amortization	(2,836)	(3,171)
Ending balance	(104,763)	(92,795)
Net intangible assets	$40,449	$52,417

The Company amortizes core deposit intangibles and customer relationship intangibles based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of customer relationship intangibles. The amortization periods typically range from six to eleven years. The estimated aggregate amortization expense related to our core deposit and customer relationship intangible assets for each of the next five years succeeding December 31, 2023, in order from the present, is $11.1 million, $10.0 million, $8.9 million, $7.2 million, and $4.0 million. The Company’s core deposit and customer relationship intangibles are evaluated annually for impairment or more frequently if events and circumstances lead management to believe their value may not be recoverable. The Company is unaware of any events and/or circumstances that would indicate the value of customer relationship intangible assets are impaired as of March 31, 2024.

Note 8 – Subordinated Debentures

As of March 31, 2024, the Company had three subordinated notes with an aggregate carrying value of $332.0 million and a weighted interest rate of 5.30%, compared to $331.8 million with a weighted interest rate of 5.31% at December 31, 2023. The increase of $159,000 was primarily due to amortization of debt issuance costs.

The following table summarizes our outstanding subordinated debentures as of the dates indicated:

				Carrying Value
(Dollars in thousands)	Stated Maturity	Current Interest Rate	Current Principal Balance	March 31, 2024	December 31, 2023
Subordinated notes
Subordinated notes due 2024, 5.75% per annum	September 3, 2024	5.75%	$60,000	$59,940	$59,910
Subordinated notes due 2029, 4.875% per annum until May 15, 2024, 3-month term SOFR +2.762% thereafter	May 15, 2029	4.875%	125,000	123,705	123,641
Subordinated notes due 2030, 5.375% per annum until June 15, 2025, 3-month term SOFR +5.17% thereafter	June 15, 2030	5.375%	150,000	148,356	148,291
Total subordinated debentures			$335,000	$332,001	$331,842

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

For additional information on the Company’s subordinated debentures, see “Note 13 — Subordinated Debentures” to the consolidated financial statements in the Company’s 2023 Form 10-K.

For regulatory capital purposes, subordinated notes qualify as Tier 2 capital, subject to limitations. Per applicable Federal Reserve rules and regulations, the amount of the subordinated notes qualifying as Tier 2 regulatory capital is phased out by 20% of the original amount of the subordinated notes in each of the five years beginning on the fifth anniversary preceding the maturity date of the subordinated notes. The regulatory total capital ratios of the Company and the Bank continued to exceed regulatory minimums, inclusive of the fully phased-in capital conservation buffer.

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

The following tables set forth the Corporation’s earnings per share calculations for the periods indicated:

	Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2024	March 31, 2023
Basic
Net income	$47,025	$62,562
Less: dividends and undistributed earnings allocated to participating securities	(779)	(823)
Net income allocated to common stockholders	$46,246	$61,739

Weighted average common shares outstanding	94,350,259	93,857,812
Basic earnings per common share	$0.49	$0.66

Diluted
Net income allocated to common stockholders	$46,246	$61,739

Weighted average common shares outstanding	94,350,259	93,857,812
Dilutive effect of share-based compensation	127,096	324,710
Weighted average diluted common shares	94,477,355	94,182,522
Diluted earnings per common share	$0.49	$0.66

Shares or stock options are excluded from the computations of diluted earnings per share when their inclusion have an anti-dilutive effect. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. For the three months ended March 31, 2024 and March 31, 2023 there were no potential common shares that were anti-dilutive.

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

Equity Warrant Assets – The Company acquired equity warrant assets as a result of the acquisition of Opus. The warrants provide the Bank the right to purchase a specific number of equity shares of the underlying company’s equity at a certain price before expiration and contain net settlement terms qualifying as derivatives under ASC Topic 815 - Derivatives and Hedging. The fair value of equity warrant assets is determined using a Black-Scholes option pricing model and are classified as Level 3 within the fair value hierarchy due to the extent of unobservable inputs. The key assumptions used in determining the fair value include the exercise price of the warrants, valuation of the underlying entity's outstanding stock, expected term, risk-free interest rate, marketability discount for private company warrants, and price volatility. During 2023, the equity warrant assets were either settled or written off as the warrants were determined to not be exercisable until the underlying company’s fair market value is greater than the value established in the warrant agreement.

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

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	March 31, 2024
	Fair Value Measurement Using			Total Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Financial assets
AFS investment securities:
U.S. Treasury	$—	$564,939	$—	$564,939
Agency	—	1,670	—	1,670
Corporate	—	438,882	—	438,882
Collateralized mortgage obligations	—	148,530	—	148,530
Total AFS investment securities	$—	$1,154,021	$—	$1,154,021

Equity securities	$631	$—	$—	$631

Derivative assets:
Foreign exchange contracts	$8	$—	$—	$8
Interest rate swaps (1)	—	6,488	—	6,488
Total derivative assets	$8	$6,488	$—	$6,496

Financial liabilities
Derivative liabilities:
Interest rate swaps	$—	$12,019	$—	$12,019
Total derivative liabilities	$—	$12,019	$—	$12,019
______________________________
(1) Represents amounts after the application of variation margin payments as settlements with central counterparties, where applicable. See Note 11 – Derivative Instruments for additional information.

	December 31, 2023
	Fair Value Measurement Using			Total Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Financial assets
AFS investment securities:
U.S. Treasury	$—	$539,256	$—	$539,256
Agency	—	1,868	—	1,868
Corporate	—	446,343	—	446,343
Collateralized mortgage obligations	—	152,604	—	152,604
Total AFS investment securities	$—	$1,140,071	$—	$1,140,071

Equity securities	$759	$—	$—	$759

Derivative assets:
Foreign exchange contracts	$1	$—	$—	$1
Interest rate swaps (1)	—	5,643	—	5,643
Total derivative assets	$1	$5,643	$—	$5,644

Financial liabilities
Derivative liabilities:
Foreign exchange	$10	$—	$—	$10
Interest rate swaps	—	10,705	—	10,705
Total derivative liabilities	$10	$10,705	$—	$10,715
______________________________
(1) Represents amounts after the application of variation margin payments as settlements with central counterparties, where applicable. See Note 11 – Derivative Instruments for additional information.

The following table is a reconciliation of the fair value of the equity warrants that are classified as Level 3 and measured on a recurring basis as of:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2024	2023
Beginning balance	$—	$1,894
Change in fair value (1)	—	(20)
Net exercise	—	(1,462)
Ending balance	$—	$412
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

At March 31, 2024, the Company’s individually evaluated collateral dependent loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisals available to management. The Company completed partial charge-offs on certain individually evaluated loans based on recent real estate or property appraisals and recorded the related reserves where applicable during the three months ended March 31, 2024.

The following table presents our assets measured at fair value on a nonrecurring basis at the dates indicated.

(Dollars in thousands)	Fair Value Measurement Using			Total Fair Value
March 31, 2024	Level 1	Level 2	Level 3
Financial assets
Collateral dependent loans	$—	$—	$3,923	$3,923
Total assets	$—	$—	$3,923	$3,923

December 31, 2023
Financial assets
Collateral dependent loans	$—	$—	$1,569	$1,569
Other real estate owned	—	—	248	248
Total assets	$—	$—	$1,817	$1,817

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at the dates indicated.

				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
March 31, 2024
Investor loans secured by real estate
CRE non-owner-occupied	$3,852	Fair value of collateral	Cost to sell	10.00%	10.00%	10.00%
SBA secured by real estate (1)	71	Fair value of collateral	Cost to sell	10.00%	10.00%	10.00%
Total individually evaluated loans	3,923
Total assets	$3,923

December 31, 2023
Investor loans secured by real estate
SBA secured by real estate (1)	$419	Fair value of collateral	Cost to sell	10.00%	10.00%	10.00%
Commercial loans
Commercial and industrial	1,150	Fair value of collateral	Cost to sell	7.00%	7.00%	7.00%
Total individually evaluated loans	1,569
Other real estate owned	248	Fair value of property	Cost to sell	10.00%	10.00%	10.00%
Total assets	$1,817
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.

Fair Values of Financial Instruments

The fair value estimates presented herein are based on pertinent information available to management as of the dates indicated, representing an exit price.

	March 31, 2024
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets
Cash and cash equivalents	$1,028,818	$1,028,818	$—	$—	$1,028,818
Interest-bearing time deposits with financial institutions	995	995	—	—	995
HTM investment securities	1,720,481	—	1,447,697	—	1,447,697
AFS investment securities	1,154,021	—	1,154,021	—	1,154,021
Equity securities	631	631	—	—	631
Loans held for investment, net	13,012,071	—	—	12,304,608	12,304,608
Derivative assets (1)	6,496	8	6,488	—	6,496
Accrued interest receivable	67,642	—	67,642	—	67,642
Liabilities
Deposit accounts	$15,187,828	$—	$15,200,489	$—	$15,200,489
FHLB advances	200,000	—	199,084	—	199,084
Subordinated debentures	332,001	—	321,657	—	321,657
Derivative liabilities	12,019	—	12,019	—	12,019
Accrued interest payable	13,903	—	13,903	—	13,903
______________________________
(1) Represents amounts after the application of variation margin payments as settlements with central counterparties, where applicable. See Note 11 – Derivative Instruments for additional information.

	December 31, 2023
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets
Cash and cash equivalents	$936,473	$936,473	$—	$—	$936,473
Interest-bearing time deposits with financial institutions	995	995	—	—	995
HTM investment securities	1,729,541	—	1,485,506	—	1,485,506
AFS investment securities	1,140,071	—	1,140,071	—	1,140,071
Equity securities	759	759	—	—	759
Loans held for investment, net	13,289,020	—	—	12,562,323	12,562,323
Derivative assets (1)	5,644	1	5,643	—	5,644
Accrued interest receivable	68,516	—	68,516	—	68,516
Liabilities
Deposit accounts	$14,995,626	$—	$15,003,769	$—	$15,003,769
FHLB advances	600,000	—	592,480	—	592,480
Subordinated debentures	331,842	—	320,687	—	320,687
Derivative liabilities	10,715	10	10,705	—	10,715
Accrued interest payable	18,671	—	18,671	—	18,671
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

Derivatives Designated as Hedging Instruments

Fair Value Hedges – The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. The Company entered into pay-fixed and receive-floating interest rate swaps associated with certain fixed rate loans, primarily multifamily and commercial real estate loans, to manage its exposure to changes in fair value on these instruments attributable to changes in the designated SOFR benchmark interest rate. These interest rate swaps are designated as fair value hedges using the portfolio layer method. The Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The fair value hedges are recorded as components of other assets and other liabilities in the Company’s consolidated statements of financial condition. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk, are recognized consistent with the classification of the hedged item in interest income in the Company’s consolidated statements of income. At March 31, 2024 and December 31, 2023, interest rate swaps with an aggregate notional amount of $1.35 billion and $1.35 billion respectively, were designated as fair value hedges.

The following amounts were recorded on the consolidated statement of financial condition related to cumulative basis adjustment for fair value hedges as of the dates indicated:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Loans held for investment (1)	$1,317,676	$1,320,449	$(32,324)	$(29,551)
Total	$1,317,676	$1,320,449	$(32,324)	$(29,551)
______________________________
(1) These amounts were included in the amortized cost basis of closed portfolios of loans held for investment used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At March 31, 2024 and December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $3.19 billion and $3.25 billion, respectively, the cumulative basis adjustments associated with these hedging relationships was $(32.3) million and $(29.6) million, respectively, and the amounts of the designated hedged items were $1.35 billion and $1.35 billion, respectively.

Derivatives Not Designated as Hedging Instruments

Interest Rate Swap Contracts – From time to time, the Company enters into interest rate swap agreements with certain borrowers to assist them in mitigating their interest rate risk exposure associated with the loans they have with the Company. At the same time, the Company enters into identical offsetting interest rate swap agreements with another financial institution to mitigate the Company’s interest rate risk exposure associated with the swap agreements it enters into with its borrowers. The Company has over-the-counter derivative instruments and centrally-cleared derivative instruments with matched terms. The fair values of these agreements are determined through a third-party valuation model used by the Company’s swap advisory firm, which uses observable market data such as interest rates, prices of Eurodollar futures contracts, and market swap rates. The fair values of these swaps are recorded as components of other assets and other liabilities in the Company’s consolidated statement of financial condition. Changes in the fair value of these swaps, which occur due to changes in interest rates, are recorded in the Company’s statement of income as a component of noninterest income. Upon the cessation of LIBOR on June 30, 2023, our LIBOR-indexed interest rate swap contracts transitioned to SOFR as successor rate for both valuations and settlements.

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

Equity Warrant Assets – The Company acquired equity warrant assets as a result of the acquisition of Opus. The warrants provide the Bank the right to purchase a specific number of equity shares of the underlying company’s equity at a certain price before expiration and contain net settlement terms qualifying as derivatives under ASC Topic 815. Changes in the fair value of the warrants are recognized as a component of noninterest income with a corresponding offset within other assets. The total fair value of the warrants held in private companies was zero in other assets as of March 31, 2024 and December 31, 2023, respectively. During 2023, the equity warrant assets were either settled or written off as the warrants were determined to not be exercisable until the underlying company’s fair market value is greater than the value established in the warrant agreement.

The following tables summarize the Company's derivative instruments included in “other assets” and “other liabilities” in the consolidated statements of financial condition as of the dates indicated:

	March 31, 2024
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments designated as hedging instruments:
Fair value hedge - interest rate swap contracts	$900,000	$34,461	$450,000	$461
Total derivative designated as hedging instruments	900,000	34,461	450,000	461
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	475	8	56	—
Interest rate swaps contracts	102,428	11,899	102,428	11,908
Total derivative not designated as hedging instruments	102,903	11,907	102,484	11,908
Total derivatives	$1,002,903	46,368	$552,484	12,369

Netting adjustments - cleared positions (1)		39,872		350
Total derivatives in the Statement of Financial Condition		$6,496		$12,019
______________________________
(1) Netting adjustments represents the variation margin payments that are considered legal settlements of derivative exposure and applied to net the fair value of the respective derivative contracts in accordance with the applicable accounting guidance on the settle-to-market rule for cleared derivatives.

	December 31, 2023
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments designated as hedging instruments:
Fair value hedge - interest rate swap contracts	$600,000	$34,541	$750,000	$3,184
Total derivative designated as hedging instruments	600,000	34,541	750,000	3,184
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	19	1	410	10
Interest rate swaps contracts	103,954	10,397	103,954	10,409
Total derivative not designated as hedging instruments	103,973	10,398	104,364	10,419
Total derivatives	$703,973	$44,939	$854,364	$13,603

Netting adjustments - cleared positions (1)		39,295		2,888
Total derivatives in the Statement of Financial Condition		$5,644		$10,715
______________________________
(1) Netting adjustments represents the variation margin payments that are considered legal settlements of derivative exposure and applied to net the fair value of the respective derivative contracts in accordance with the applicable accounting guidance on the settle-to-market rule for cleared derivatives.

The following table presents the effect of fair value hedge accounting on the consolidated statements of income:

		Three Months Ended
(Dollars in thousands)	Location of Gain (Loss) Recognized in Income on Derivative Instruments	March 31, 2024	March 31, 2023
Gain (loss) on fair value hedging relationships:
Hedged items	Interest Income	$(2,773)	$11,921
Derivatives designated as hedging instruments	Interest Income	10,016	(3,586)

The following table summarizes the effect of the derivatives not designated as hedging instruments in the consolidated statements of income.

(Dollars in thousands)		Three Months Ended
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income on Derivative Instruments	March 31, 2024	March 31, 2023
Foreign exchange contracts	Other income	$145	$220
Interest rate products	Other income	2	—
Equity warrants	Other income	—	(251)
Total		$147	$(31)

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

Financial instruments that are eligible for offset in the consolidated statements of financial condition as of the periods indicated are presented below:

	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition		Net Amount
(Dollars in thousands)				Financial Instruments (2)	Cash Collateral (3)
March 31, 2024
Derivative assets:
Interest rate swaps	$6,488	$—	$6,488	$—	$(5,420)	$1,068
Total	$6,488	$—	$6,488	$—	$(5,420)	$1,068

Derivative liabilities:
Interest rate swaps	$12,019	$—	$12,019	$—	$—	$12,019
Total	$12,019	$—	$12,019	$—	$—	$12,019

December 31, 2023
Derivative assets:
Interest rate swaps	$5,643	$—	$5,643	$—	$(4,610)	$1,033
Total	$5,643	$—	$5,643	$—	$(4,610)	$1,033

Derivative liabilities:
Interest rate swaps	$10,705	$—	$10,705	$—	$—	$10,705
Total	$10,705	$—	$10,705	$—	$—	$10,705
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

As of March 31, 2024 and December 31, 2023, the Company determined it was not the primary beneficiary of the VIEs and did not consolidate its interests in VIEs. The following table provides a summary of the carrying amount of assets and liabilities in the Company’s consolidated statements of financial condition and maximum exposure to loss as of March 31, 2024 and December 31, 2023 that relate to variable interests in non-consolidated VIEs.

	March 31, 2024			December 31, 2023
(Dollars in thousands)	Maximum Loss	Assets	Liabilities	Maximum Loss	Assets	Liabilities
Multifamily loan securitization:
Investment securities (1)	$47,443	$47,443	$—	$48,204	$48,204	$—
Reimbursement obligation (2)	47,563	—	345	47,994	—	345
Affordable housing partnership:
Other investments (3)	54,338	85,485	—	57,016	89,085	—
Unfunded equity commitments (2)	—	—	31,147	—	—	32,070
Total	$149,344	$132,928	$31,492	$153,214	$137,289	$32,415
______________________________
(1) Included in investment securities AFS on the consolidated statement of financial condition.
(2) Included in accrued expenses and other liabilities on the consolidated statement of financial condition.
(3) Included in other assets on the consolidated statement of financial condition.

Multifamily Loan Securitization

With respect to the securitization transaction with Freddie Mac discussed in Note 5 – Loans Held for Investment, the Company’s variable interests reside with the underlying Freddie Mac-issued guaranteed, structured pass-through certificates that were held as AFS investment securities at fair value as of March 31, 2024. Additionally, the Company has variable interests through a reimbursement agreement executed by Freddie Mac that obligates the Company to reimburse Freddie Mac for any defaulted contractual principal and interest payments identified after the ultimate resolution of the defaulted loans. Such reimbursement obligations are not to exceed 10% of the original principal amount of the loans comprising the securitization pool.

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

We believe that our maximum exposure to loss as a result of our involvement with the VIE associated with the securitization is the carrying value of the investment securities issued by Freddie Mac and purchased by the Company. Additionally, our maximum exposure to loss under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $50.9 million. However, as the total outstanding principal amount of the underlying loans decreased below the aforementioned threshold, the maximum exposure declined to the total outstanding principal amount of the underlying loans of $47.6 million at March 31, 2024 and $48.0 million at December 31, 2023. Based upon our analysis of quantitative and qualitative data over the underlying loans included in the securitization pool, as of March 31, 2024 and December 31, 2023, our reserve for estimated losses with respect to the reimbursement obligation was $345,000.

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

The Company’s maximum exposure to loss, exclusive of any potential realization of tax credits, is equal to the commitments invested, adjusted for amortization. The amount of unfunded commitments was included in the investments recognized as assets with a corresponding liability. The preceding table summarizes the amount of tax credit investments held as assets, the amount of unfunded commitments recognized as liabilities, and the maximum exposure to loss as of March 31, 2024 and December 31, 2023, respectively.

Note 14 – Tax Equity Investments

The Company makes investments in the equity of certain limited partnerships or limited liability companies that typically qualify for credit under the Community Reinvestment Act. Certain of these equity investments are associated with affordable housing projects that generate LIHTC and other income tax benefits for the Company.

The Company typically accounts for tax equity investments using the proportional amortization method, if certain criteria are met. The election to account for tax equity investments using the proportional amortization method is done so on a tax credit program-by-tax credit program basis. Under the proportional amortization method, the Company amortizes the initial cost of the investment, which is inclusive of any commitments to make future equity contributions, in proportion to the income tax credits and other income tax benefits that are allocated to the Company over the period of the investment. The net benefits of these investments, which are comprised of income tax credits and operating loss income tax benefits, net of investment amortization, are recognized in the income statement as a component of income tax expense. At March 31, 2024 and December 31, 2023, the carrying value of these investments was $85.4 million and $88.8 million, respectively, and are included in other assets in the consolidated statements of financial position.

As of March 31, 2024, the Company’s unfunded commitments associated with tax equity investments, which comprise of investments in affordable housing partnerships, were estimated to be paid as follows:

(Dollars in thousands)	Amount
Year Ending December 31,
2024	$10,085
2025	11,477
2026	4,297
2027	2,360
2028	419
Thereafter	2,509
Total unfunded commitments	$31,147

The following table presents income tax credits and other income tax benefits, as well as amortization expense, associated with investments in qualified affordable housing partnerships where the proportional amortization method of accounting has been applied for the periods indicated.

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2024	2023
Tax credit and other tax benefits recognized (1)	$4,217	$3,776
Amortization of investments (1)	3,475	3,050
______________________________
(1) Amounts for income tax credits and other income tax benefits, as well as amortization of investments, are included in income tax expense in the consolidated statements of income, and change in accrued interest receivable and other assets, net line item on the consolidated statements of cash flows, for the periods presented above.

There was no non-income tax related activity associated with these investments recorded outside of income tax expense for the three months ended March 31, 2024 and 2023, respectively. There were no impairment losses recorded on tax equity investments during the three months ended March 31, 2024 and 2023, respectively.

Note 15 – Subsequent Events

Quarterly Cash Dividend

On April 22, 2024, the Corporation’s Board of Directors declared a cash dividend of $0.33 per share, payable on May 13, 2024 to stockholders of record as of May 6, 2024.

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
•The effects of concentrations in our loan portfolio, including commercial real estate, and the risks of geographic and industry concentrations;
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
•Geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, including the war between Russia and Ukraine, Israel and Hamas, and overall tensions in the Middle East, and trade tensions, all of which could impact business and economic conditions in the U.S. and abroad;
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

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking information and statements to reflect actual results or changes in the factors affecting the forward-looking information and statements. For information on the factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) in addition to Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q and other reports as filed with the SEC.

Forward-looking information and statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us. Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov.

GENERAL

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition, results of operations, liquidity, and capital resources. This discussion should be read in conjunction with our 2023 Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024.

The Corporation is a California-based bank holding company incorporated in 1997 in the state of Delaware and registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”). Our wholly owned subsidiary, Pacific Premier Bank, is a California state-chartered commercial bank. The Bank was founded in 1983 as a state-chartered thrift and subsequently converted to a federally-chartered thrift in 1991. The Bank converted to a California-chartered commercial bank and became a member of the Federal Reserve System in March 2007. The Bank is also a member of the Federal Home Loan Bank of San Francisco (“FHLB”), which is a member of the Federal Home Loan Bank System. As a bank holding company, the Corporation is subject to regulation and supervision by the Federal Reserve and the Federal Reserve Bank of San Francisco (“FRB”). The Federal Reserve may conduct examinations of bank holding companies, such as the Corporation, and its subsidiaries. The Corporation is also a bank holding company within the meaning of the California Financial Code. As such, the Corporation and its subsidiaries are subject to the supervision and examination by, and may be required to file reports with, the California Department of Financial Protection and Innovation (“DFPI”).

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

Our corporate headquarters is located in Irvine, California. At March 31, 2024, we primarily conducted business throughout the Western Region of the United States from our 59 full-service depository branches located in California, Washington, Oregon, Arizona, and Nevada. Following the Snohomish branch consolidation in Washington in April 2024, the Bank operates 58 full-service depository branches. The branch consolidated was identified largely based on the proximity of neighboring branches, deposit base, transaction volume, and market opportunity to improve further the overall efficiency of operations, as well as the Bank's goals related to Fair Lending and the Community Reinvestment Act (“CRA”).

In support of our organic and strategic growth strategy we have developed a variety of banking products and services within our targeted markets in the Western U.S. tailored to small- and middle-market businesses, corporations, including the owners and employees of those businesses, professionals, entrepreneurs, real estate investors, and non-profit organizations, as well as consumers in the communities we serve. Through our branches and our website, www.ppbi.com, we provide a wide array of banking products and services such as: various types of deposit accounts, digital banking, treasury management services, online bill payment, and a wide array of loan products, including commercial business loans, lines of credit, Small Business Administration (“SBA”) loans, commercial real estate (“CRE”) loans, agribusiness loans, quick-service restaurant (“QSR”) franchise lending, home equity lines of credit, and construction loans throughout the Western U.S. in major metropolitan markets within Arizona, California, Nevada, Oregon, and Washington. We also offer enhanced nationwide specialty banking products and services for Homeowners’ Associations (“HOA”) and HOA management companies, as well as experienced owner-operator franchisees in the QSR industry. Our specialty products and services offerings include commercial escrow and exchange services through our Commerce Escrow division, which provides a variety of real-property and non-real property escrow services, including the facilitation of Section 1031 of the Internal Revenue Code, as well as custodial services through our Pacific Premier Trust division for clients with alternative assets held in qualified self-directed IRA accounts as well as certain accounts that do not qualify as IRAs pursuant to the Internal Revenue Code.

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

RECENT DEVELOPMENTS

While economic conditions have generally been favorable with lower levels of unemployment and increased economic activity, the strong demand for goods and services in recent years have contributed to higher prices for goods and services in the U.S. economy, including within the Company’s market area. These inflationary pressures persisted in recent years and into 2024, resulting in higher costs for consumers and businesses. To address the persistent levels of inflation, the Federal Open Market Committee (“FOMC”) has taken steps since March 2022 to tighten monetary policy through increases to the federal funds rate, as well as by reducing the size of the Federal Reserve’s balance sheet. The FOMC has stated that it remains committed to monetary policy measures that are designed to bring inflation down. While increases in interest rates have generally resulted in higher levels of interest income for the banking industry, interest expense has also increased due to competition for deposits and higher borrowing costs associated with wholesale funding. Higher interest rates may also reduce economic activity overall or result in recessionary conditions in future periods. Economic data indicates that the pace of inflation has moderated in recent quarters. However, inflation remains above FOMC’s 2% target. The full extent of economic pressures associated with inflation, the labor market strength, the measures taken by the FOMC and the possibility that the FOMC could maintain high interest rates longer than anticipated, and the potential for reduced economic activity on the Company’s business are uncertain. Should these persist, we anticipate it could have an impact on the following:

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

•Accumulated other comprehensive income (loss) - Unrealized gains and losses on available-for-sale (“AFS”) investment securities are recognized in stockholders’ equity, net of tax, as accumulated other comprehensive income (loss). If economic conditions deteriorate, and/or if interest rates continue to increase, the valuation of the Company’s AFS investment securities could continue to be negatively impacted, which may lead to increases in other comprehensive loss, the potential for credit losses, decreases to the Company’s stockholders’ equity, and declines in the Company’s tangible book value per share. For additional information, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company’s held-to-maturity (“HTM”) investment securities are carried at amortized cost and changes in fair value are not recorded, however increases in interest rates may decrease the fair value of the Company’s HTM investment securities and increase the unrecognized losses embedded in these securities.

•Deposits and deposit costs - Given the expectation in the near-term for interest rates to remain elevated through restrictive monetary policy, it is likely that deposit costs will continue to increase. In connection with the high-profile bank failures observed in the first half of 2023, if adverse developments and significant market volatility continue in the banking sector, it may become more challenging for the Company to retain and attract deposit relationships.

•Liquidity - Consistent with our prudent, proactive approach to liquidity management, we may take certain actions to further enhance our liquidity, including but not limited to, increasing our FHLB borrowings, increasing our brokered deposits, or obtaining borrowing from the Federal Reserve’s discount window. Additional liquidity could be obtained by liquidating loans and AFS investment securities. In the event that we liquidate AFS securities having an unrealized loss position, those losses would become realized. While the Company does not currently intend to sell HTM securities, if the Company were required to sell such securities to meet liquidity needs, it may realize the unrecognized losses of these securities.

The Company continues to focus on serving its customers and communities, maintaining the well-being of its employees, and executing its strategic initiatives. The Company continues to monitor the economic environment and industry conditions and will make changes as appropriate.

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Certain accounting policies require management to make estimates and assumptions that involve a significant level of estimation uncertainty and are reasonably likely to have a material impact on the carrying value of certain assets and liabilities as well as the Company’s results of operations, which management considers to be critical accounting policies. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of the Company’s assets and liabilities as well as the Company’s results of operations in future reporting periods. The Company’s critical accounting policies consist of the allowance for credit losses on loans and off-balance sheet commitments, as well as goodwill. Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2023 Form 10-K for additional discussion concerning these critical accounting policies. Also, our significant accounting policies are described in Note 1. Description of Business and Summary of Significant Accounting Policies to the consolidated financial statements in our 2023 Form 10-K.

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

For periods presented below, return on average assets (“ROAA”) excluding the net loss from investment securities repositioning and the FDIC special assessment is a non-GAAP financial measure derived from GAAP based amounts. We calculate this figure by excluding the net loss from investment securities repositioning during the fourth quarter of 2023, the FDIC special assessment, and the related tax impact from net income. Management believes that the exclusion of such nonrecurring items from this financial measure provides useful information to gain an understanding of the operating results of our core business and a better comparison of financial performance.

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2024	2023	2023
Net income (loss)	$47,025	$(135,376)	$62,562
Less: net loss from investment securities repositioning	—	(254,065)	—
Add: FDIC special assessment	523	2,080	—
Less: tax adjustment (1)	148	72,387	—
Adjusted net income for average assets	$47,400	$48,382	$62,562

Average assets	$19,034,396	$19,624,945	$21,684,873

ROAA (annualized)	0.99%	(2.76)%	1.15%
Adjusted ROAA (annualized)	1.00%	0.99%	1.15%
______________________________
(1) Adjusted by statutory tax rate.

For periods presented below, return on average tangible common equity (“ROATCE”) is a non-GAAP financial measure derived from GAAP-based amounts. We calculate this figure by excluding amortization of intangible assets expense from net income and excluding the average intangible assets and average goodwill from the average stockholders' equity during the periods indicated. Management believes that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business. The adjusted net income, adjusted return on average equity (“ROAE”), and adjusted ROATCE further exclude the nonrecurring items to provide a better comparison to the financial results of prior periods.

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2024	2023	2023
Net income	$47,025	$(135,376)	$62,562
Plus: amortization of intangible assets expense	2,836	3,022	3,171
Less: tax adjustment (1)	801	854	901
Net income for average tangible common equity	49,060	(133,208)	64,832
Less: net loss from investment securities repositioning	—	(254,065)	—
Add: FDIC special assessment	523	2,080	—
Less: tax adjustment (1)	148	72,387	—
Adjusted net income for average tangible common equity	$49,435	$50,550	$64,832

Average stockholders’ equity	$2,895,949	$2,848,951	$2,822,392
Less: average intangible assets	42,134	45,050	54,310
Less: average goodwill	901,312	901,312	901,312
Average tangible common equity	1,952,503	1,902,589	1,866,770
Add: average after-tax realized loss from investment securities repositioning	—	(94,887)	—
Adjusted average tangible common equity	$1,952,503	$1,807,702	$1,866,770

ROAE (annualized)	6.50%	(19.01)%	8.87%
Adjusted ROAE (annualized)	6.55%	7.03%	8.87%
ROATCE (annualized)	10.05%	(28.01)%	13.89%
Adjusted ROATCE (annualized)	10.13%	11.19%	13.89%
______________________________
(1) Amortization of intangible assets expense adjusted by statutory tax rate.

The adjusted basic earnings per common share and adjusted diluted earnings per common share are non-GAAP financial measures derived from GAAP based amounts. We calculate the adjusted basic earnings per common share by dividing net income allocable to common shareholders, excluding the net loss from investment securities repositioning during the fourth quarter of 2023, the FDIC special assessment, and the related tax impact, by the weighted average number of common shares outstanding for the reporting period, excluding outstanding participating securities. The adjusted diluted earnings per common share is computed by dividing net income allocable to common shareholders, excluding the net loss from investment securities repositioning, FDIC special assessment, and the related tax impact, by the weighted average number of diluted common shares outstanding over the reporting period, adjusted to include the effect of potentially dilutive common shares based on adjusted net income, but excludes awards considered participating securities. The computation of diluted earnings per common share excludes the impact of the assumed exercise or issuance of securities that would have an anti-dilutive effect. Management believes that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business and a better comparison of financial performance.

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands, except per share data)	2024	2023	2023
Basic
Net income (loss)	$47,025	$(135,376)	$62,562
Less: dividends and undistributed earnings allocated to participating securities	(779)	(560)	(823)
Net income (loss) allocated to common stockholders	46,246	(135,936)	61,739
Less: net loss from investment securities repositioning	—	(254,065)	—
Add: FDIC special assessment	523	2,080	—
Less: tax adjustment (1)	148	72,387	—
Adjusted net income allocated to common stockholders	$46,621	$47,822	$61,739

Weighted average common shares outstanding	94,350,259	94,233,813	93,857,812

Basic earnings (loss) per common share	$0.49	$(1.44)	$0.66
Adjusted basic earnings per common share	$0.49	$0.51	$0.66

Diluted
Net income (loss) allocated to common stockholders	$46,246	$(135,936)	$61,739
Less: net loss from investment securities repositioning	—	(254,065)	—
Add: FDIC special assessment	523	2,080	—
Less: tax adjustment (1)	148	72,387	—
Adjusted net income allocated to common stockholders	$46,621	$47,822	$61,739

Weighted average common shares outstanding	94,350,259	94,233,813	93,857,812
Dilutive effect of share-based compensation	127,096	—	324,710
Weighted average diluted common shares	94,477,355	94,233,813	94,182,522
Dilutive effect of share-based compensation	—	101,065	—
Adjusted weighted average diluted common shares	94,477,355	94,334,878	94,182,522

Diluted earnings (loss) per common share	$0.49	$(1.44)	$0.66
Adjusted diluted earnings per common share	$0.49	$0.51	$0.66
______________________________
(1) Adjusted by statutory tax rate

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

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Total stockholders’ equity	$2,902,801	$2,882,581
Less: intangible assets	941,761	944,597
Tangible common equity	$1,961,040	$1,937,984

Total assets	$18,813,181	$19,026,645
Less: intangible assets	941,761	944,597
Tangible assets	$17,871,420	$18,082,048

Tangible common equity ratio	10.97%	10.72%

Common shares issued and outstanding	96,459,966	95,860,092

Book value per share	$30.09	$30.07
Less: intangible book value per share	9.76	9.85
Tangible book value per share	$20.33	$20.22

Efficiency ratio is a non-GAAP financial measure derived from GAAP-based amounts. This figure represents the ratio of noninterest expense, less amortization of intangible assets and other real estate owned operations, where applicable, to the sum of net interest income before provision for credit losses and total noninterest income less (loss) gain from investment securities, (loss) gain from other real estate owned, and gain from debt extinguishment. The adjusted efficiency ratio further excludes the FDIC special assessment to provide a better comparison to the financial results of prior periods. Management believes that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business.

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2024	2023	2023
Total noninterest expense	$102,633	$102,770	$101,352
Less: amortization of intangible assets	2,836	3,022	3,171
Less: other real estate owned operations, net	46	103	108
Adjusted noninterest expense	99,751	99,645	98,073
Less: FDIC special assessment	523	2,080	—
Adjusted noninterest expense excluding FDIC special assessment	$99,228	$97,565	$98,073

Net interest income before provision for credit losses	$145,127	$146,789	$168,610
Add: total noninterest income (loss)	25,774	(234,194)	21,186
Less: net (loss) gain from sales of investment securities	—	(254,065)	138
Less: net loss from other real estate owned	—	(24)	—
Less: net gain from debt extinguishment	5,067	793	—
Adjusted revenue	$165,834	$165,891	$189,658

Efficiency ratio	60.2%	60.1%	51.7%
Adjusted efficiency ratio excluding FDIC special assessment	59.8%	58.8%	51.7%

Pre-provision net revenue is a non-GAAP financial measure derived from GAAP-based amounts. We calculate the pre-provision net revenue by excluding income tax and provision for credit losses from net income. The adjusted pre-provision net income further excludes the net loss from investment securities repositioning during the fourth quarter of 2023 and the FDIC special assessment to provide a better comparison of financial performance. Management believes that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business and a better comparison to the financial results of prior periods.

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2024	2023	2023
Interest income	$213,431	$217,192	$221,343
Interest expense	68,304	70,403	52,733
Net interest income	145,127	146,789	168,610
Noninterest income (loss)	25,774	(234,194)	21,186
Revenue (loss)	170,901	(87,405)	189,796
Noninterest expense	102,633	102,770	101,352
Pre-provision net revenue (loss)	68,268	(190,175)	88,444
Less: net loss from investment securities repositioning	—	(254,065)	—
Add: FDIC special assessment	523	2,080	—
Adjusted pre-provision net revenue	$68,791	$65,970	$88,444

Pre-provision net revenue (loss) (annualized)	$273,072	$(760,700)	$353,776
Adjusted pre-provision net revenue (annualized)	$275,164	$263,880	$353,776

Average assets	$19,034,396	$19,624,945	$21,684,873

Pre-provision net revenue (loss) to average assets	0.36%	(0.97)%	0.41%
Pre-provision net revenue (loss) to average assets (annualized)	1.43%	(3.88)%	1.63%
Adjusted pre-provision net revenue on average assets	0.36%	0.34%	0.41%
Adjusted pre-provision net revenue on average assets (annualized)	1.45%	1.34%	1.63%

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

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2024	2023	2023
Total deposits interest expense	$59,506	$60,915	$40,234
Less: certificates of deposit interest expense	19,075	16,758	7,775
Less: brokered certificates of deposit interest expense	6,669	10,759	13,056
Non-maturity deposit expense	$33,762	$33,398	$19,403

Total average deposits	$15,055,747	$15,536,701	$17,324,442
Less: average certificates of deposit	1,727,728	1,604,507	1,206,966
Less: average brokered certificates of deposit	568,872	918,596	1,443,783
Average non-maturity deposits	$12,759,147	$13,013,598	$14,673,693

Cost of non-maturity deposits	1.06%	1.02%	0.54%

RESULTS OF OPERATIONS

The following table presents the components of results of operations, share data, and performance ratios for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollar in thousands, except per share data)	2024	2023	2023
Operating data
Interest income	$213,431	$217,192	$221,343
Interest expense	68,304	70,403	52,733
Net interest income	145,127	146,789	168,610
Provision for credit losses	3,852	1,696	3,016
Net interest income after provision for credit losses	141,275	145,093	165,594
Net (loss) gain from sales of loans	—	(4)	29
Other noninterest income (loss)	25,774	(234,190)	21,157
Noninterest expense	102,633	102,770	101,352
Net income (loss) before income taxes	64,416	(191,871)	85,428
Income tax expense	17,391	(56,495)	22,866
Net income (loss)	$47,025	$(135,376)	$62,562
Pre-provision net revenue (loss) (1)	$68,268	$(190,175)	$88,444
Share data
Earnings per share:
Basic	$0.49	$(1.44)	$0.66
Diluted	0.49	(1.44)	0.66
Adjusted diluted (1)	0.49	0.51	0.66
Common equity dividends declared per share	0.33	0.33	0.33
Dividend payout ratio (2)	67.33%	(22.88)%	50.17%
Book value per share	$30.09	$30.07	$29.58
Tangible book value per share (1)	20.33	20.22	19.61
Performance ratios
ROAA (3)	0.99%	(2.76)%	1.15%
Adjusted ROAA (1)(3)	1.00	0.99	1.15
ROAE (3)	6.50	(19.01)	8.87
Adjusted ROAE (1)(3)	6.55	7.03	8.87
ROATCE (1)(3)	10.05	(28.01)	13.89
Adjusted ROATCE (1)(3)	10.13	11.19	13.89
Pre-provision net revenue on average assets (1)(3)	1.43	(3.88)	1.63
Adjusted pre-provision net revenue on average assets (1)(3)	1.45	1.34	1.63
Net interest margin	3.39	3.28	3.44
Cost of deposits	1.59	1.56	0.94
Average equity to average assets	15.21	14.52	13.02
Efficiency ratio (1)	60.2	60.1	51.7
Adjusted efficiency ratio excluding FDIC special assessment (1)	59.8	58.8	51.7
______________________________
(1) Reconciliations of the non-GAAP measures are set forth in the Non-GAAP measures section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.
(2) Dividend payout ratio is defined as common equity dividends declared per share divided by basic earnings per share.
(3) Ratio is annualized.

In the first quarter of 2024, we reported net income of $47.0 million, or $0.49 per diluted share. This compares with a net loss of $135.4 million, or $(1.44) per diluted share, for the fourth quarter of 2023. The increase in net income was primarily due to a $260.0 million increase in noninterest income, driven primarily by the prior quarter’s net loss from the sale of AFS investment securities to reposition our investment securities portfolio, and a $137,000 decrease in noninterest expense, partially offset by a $73.9 million increase in income tax expense, a $2.2 million increase in provision for credit losses, and a $1.7 million decrease in net interest income.

Net income of $47.0 million, or $0.49 per diluted share, for the first quarter of 2024 compares to net income for the first quarter of 2023 of $62.6 million, or $0.66 per diluted share. The decrease in net income was primarily due to a $23.5 million decrease in net interest income, a $1.3 million increase in noninterest expense, and a $836,000 increase in provision for credit losses, partially offset by a $5.5 million decrease in income tax expenses and a $4.6 million increase in noninterest income.

For the first quarter of 2024, the Company’s ROAA was 0.99%, ROAE was 6.50%, and ROATCE(1) was 10.05%, compared to (2.76)%, (19.01)%, and (28.01)%, respectively, for the fourth quarter of 2023, and 1.15%, 8.87%, and 13.89%, respectively, for the first quarter of 2023. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Net interest income totaled $145.1 million in the first quarter of 2024, a decrease of $1.7 million, or 1.1%, from the fourth quarter of 2023. The decrease in net interest income was primarily attributable to lower average interest-earning asset balances, a higher cost of funds, lower interest income from fair value hedges on fixed-rate loans, and one less day of interest, partially offset by higher yields on interest-earning assets, as well as lower average wholesale/brokered CD balances and lower average borrowings, both a direct result of the Company’s balance sheet repositioning in the fourth quarter of 2023.

The net interest margin for the first quarter of 2024 increased 11 basis points to 3.39%, from 3.28% in the prior quarter. The increase was primarily due to higher yields on investment securities as a result of a full quarter's benefit from the prior quarter's securities repositioning to higher-yielding AFS Treasury securities, partially offset by a higher cost of funds.

Net interest income for the first quarter of 2024 decreased $23.5 million, or 13.9%, compared to the first quarter of 2023. The decrease was attributable to a higher cost of funds and lower average interest-earning asset balances, partially offset by lower average interest-bearing liabilities and higher yields on average interest-earning assets, all the result of the higher interest rate environment and the Company’s balance sheet management strategies to prioritize capital accumulation.

The following table presents the net interest margin, average balances calculated based on daily average, interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, and the average yield/rate by asset and liability component for the periods indicated:

	Average Balance Sheet
	Three Months Ended
	March 31, 2024			December 31, 2023			March 31, 2023
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$1,140,909	$13,638	4.81%	$1,281,793	$15,744	4.87%	$1,335,611	$13,594	4.13%
Investment securities	2,948,170	26,818	3.64%	3,203,608	24,675	3.08%	4,165,681	26,791	2.57%
Loans receivable, net (1)(2)	13,149,038	172,975	5.29%	13,257,767	176,773	5.29%	14,394,775	180,958	5.10%
Total interest-earning assets	17,238,117	213,431	4.98%	17,743,168	217,192	4.86%	19,896,067	221,343	4.51%
Noninterest-earning assets	1,796,279			1,881,777			1,788,806
Total assets	$19,034,396			$19,624,945			$21,684,873
Liabilities and equity
Interest-bearing deposits:
Interest checking	$2,838,332	$9,903	1.40%	$3,037,642	$11,170	1.46%	$3,008,712	$5,842	0.79%
Money market	4,636,141	23,632	2.05%	4,525,403	22,038	1.93%	4,992,084	13,053	1.06%
Savings	287,735	227	0.32%	308,968	190	0.24%	453,079	508	0.45%
Retail certificates of deposit	1,727,728	19,075	4.44%	1,604,507	16,758	4.14%	1,206,966	7,775	2.61%
Wholesale/brokered certificates of deposit	568,872	6,669	4.72%	918,596	10,759	4.65%	1,443,783	13,056	3.67%
Total interest-bearing deposits	10,058,808	59,506	2.38%	10,395,116	60,915	2.32%	11,104,624	40,234	1.47%
FHLB advances and other borrowings	518,879	4,237	3.28%	610,913	4,927	3.20%	987,817	7,938	3.26%
Subordinated debentures	331,932	4,561	5.50%	331,776	4,561	5.50%	331,297	4,561	5.51%
Total borrowings	850,811	8,798	4.15%	942,689	9,488	4.01%	1,319,114	12,499	3.83%
Total interest-bearing liabilities	10,909,619	68,304	2.52%	11,337,805	70,403	2.46%	12,423,738	52,733	1.72%
Noninterest-bearing deposits	4,996,939			5,141,585			6,219,818
Other liabilities	231,889			296,604			218,925
Total liabilities	16,138,447			16,775,994			18,862,481
Stockholders’ equity	2,895,949			2,848,951			2,822,392
Total liabilities and equity	$19,034,396			$19,624,945			$21,684,873
Net interest income		$145,127			$146,789			$168,610

Net interest margin (3)			3.39%			3.28%			3.44%
Cost of deposits (4)			1.59%			1.56%			0.94%
Cost of funds (5)			1.73%			1.69%			1.15%
Cost of non-maturity deposits (6)			1.06%			1.02%			0.54%
Ratio of interest-earning assets to interest-bearing liabilities			158.01%			156.50%			160.15%
______________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums, and the basis adjustment of certain loans included in fair value hedging relationships, where applicable.
(2) Interest income includes net discount accretion of $2.1 million, $2.6 million, and $2.5 million for the three months ended March 31, 2024, December 31, 2023, and March 31, 2023, respectively.
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

	Three Months Ended March 31, 2024
	Compared to
	Three Months Ended December 31, 2023
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net
Interest-earning assets
Cash and cash equivalents	$(1,883)	$(223)	$(2,106)
Investment securities	(1,685)	3,828	2,143
Loans receivable, net	(3,879)	81	(3,798)
Total interest-earning assets	(7,447)	3,686	(3,761)
Interest-bearing liabilities
Interest checking	(801)	(466)	(1,267)
Money market	455	1,139	1,594
Savings	(11)	48	37
Retail certificates of deposit	1,199	1,118	2,317
Wholesale/brokered certificates of deposit	(4,254)	164	(4,090)
FHLB advances and other borrowings	(828)	138	(690)
Subordinated debentures	—	—	—
Total interest-bearing liabilities	(4,240)	2,141	(2,099)
Decrease in net interest income	$(3,207)	$1,545	$(1,662)

	Three Months Ended March 31, 2024
	Compared to
	Three Months Ended March 31, 2023
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net
Interest-earning assets
Cash and cash equivalents	$(328)	$372	$44
Investment securities	(72)	99	27
Loans receivable, net	(14,172)	6,189	(7,983)
Total interest-earning assets	(14,572)	6,660	(7,912)
Interest-bearing liabilities
Interest checking	(317)	4,378	4,061
Money market	(877)	11,456	10,579
Savings	(153)	(128)	(281)
Retail certificates of deposit	4,307	6,993	11,300
Wholesale/brokered certificates of deposit	(12,079)	5,692	(6,387)
FHLB advances and other borrowings	(3,762)	61	(3,701)
Subordinated debentures	9	(9)	—
Total interest-bearing liabilities	(12,872)	28,443	15,571
(Decrease) Increase in net interest income	$(1,700)	$(21,783)	$(23,483)
Provision for Credit Losses

For the first quarter of 2024, the Company recorded a $3.9 million provision expense for credit losses, compared to a $1.7 million provision expense during the fourth quarter of 2023, and a $3.0 million provision expense during the first quarter of 2023. The provision expense for loans during the first quarter of 2024 was largely attributed to increases associated with economic forecasts, specific reserves, and other model updates, offset by a decrease in loans held for investment and changes in the mix of loan composition. The provision recapture for off-balance sheet commitments was attributable, in large part, to lower unfunded commitments as well as qualitative adjustments during the quarter. The provision recapture for HTM investment securities was due to the changes in economic forecasts on HTM investment securities classified as municipal bonds during the quarter.

For the fourth quarter of 2023, provision expense for loans was attributed to increases associated with changes in economic forecasts, which were partially offset by changes in composition of the loan portfolio. The provision recapture for unfunded commitments for the fourth quarter of 2023 was largely attributed to lower levels of unfunded commitments.

For the first quarter of 2023, the provision expense for loans was attributed to increases associated with economic forecasts and other model updates, as well as changes in asset quality, including specific reserves, offset by lower loans held for investment. The provision recapture for off-balance sheet commitments was attributable to lower unfunded commitments and changes in the mix of unfunded commitments between various loan segments, as well as qualitative adjustments during the quarter. The provision expense for HTM investment securities was impacted by the weighted macroeconomic forecasts on HTM investment securities classified as municipal bonds.

	Three Months Ended			Variance From
	March 31,	December 31,	March 31,	December 31, 2023		March 31, 2023
(Dollars in thousands)	2024	2023	2023	$	%	$	%
Provision for credit losses
Provision for loan losses	$6,288	$8,275	$3,021	$(1,987)	(24.0)%	$3,267	108.1%
Provision for unfunded commitments	(2,425)	(6,577)	(189)	4,152	(63.1)%	(2,236)	1183.1%
Provision for HTM securities	(11)	(2)	184	(9)	450.0%	(195)	(106.0)%
Total provision for credit losses	$3,852	$1,696	$3,016	$2,156	127.1%	$836	27.7%
Noninterest Income

The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended			Variance From
	March 31,	December 31,	March 31,	December 31, 2023		March 31, 2023
(Dollars in thousands)	2024	2023	2023	$	%	$	%
Noninterest income
Loan servicing income	$529	$359	$573	$170	47.4%	$(44)	(7.7)%
Service charges on deposit accounts	2,688	2,648	2,629	40	1.5%	59	2.2%
Other service fee income	336	322	296	14	4.3%	40	13.5%
Debit card interchange fee income	765	844	803	(79)	(9.4)%	(38)	(4.7)%
Earnings on bank owned life insurance	4,159	3,678	3,374	481	13.1%	785	23.3%
Net (loss) gain from sales of loans	—	(4)	29	4	100.0%	(29)	(100.0)%
Net (loss) gain from sales of investment securities	—	(254,065)	138	254,065	100.0%	(138)	(100.0)%
Trust custodial account fees	10,642	9,388	11,025	1,254	13.4%	(383)	(3.5)%
Escrow and exchange fees	696	1,074	1,058	(378)	(35.2)%	(362)	(34.2)%
Other income	5,959	1,562	1,261	4,397	281.5%	4,698	372.6%
Total noninterest income (loss)	$25,774	$(234,194)	$21,186	$259,968	111.0%	$4,588	21.7%

Noninterest income for the first quarter of 2024 was $25.8 million, an increase of $260.0 million from the fourth quarter of 2023. The increase was related to the investment securities portfolio repositioning, which resulted in a loss of $254.1 million during the fourth quarter of 2023. Excluding the prior quarter's loss from sales of AFS securities, noninterest income increased $5.9 million, primarily due to a $5.1 million gain on debt extinguishment resulting from an early redemption of a $200.0 million FHLB term advance as well as a $1.3 million increase in trust custodial account fees driven by annual tax fees earned during the current quarter.

Noninterest income for the first quarter of 2024 increased $4.6 million compared to the first quarter of 2023. The increase was primarily due to a $5.1 million gain on debt extinguishment resulting from an early redemption of a $200.0 million FHLB term advance during the current quarter.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended			Variance From
	March 31,	December 31,	March 31,	December 31, 2023		March 31, 2023
(Dollars in thousands)	2024	2023	2023	$	%	$	%
Noninterest expense
Compensation and benefits	$54,130	$51,907	$54,293	$2,223	4.3%	$(163)	(0.3)%
Premises and occupancy	10,807	11,183	11,742	(376)	(3.4)%	(935)	(8.0)%
Data processing	7,511	7,409	7,265	102	1.4%	246	3.4%
Other real estate owned operations, net	46	103	108	(57)	(55.3)%	(62)	(57.4)%
FDIC insurance premiums	2,629	4,267	2,425	(1,638)	(38.4)%	204	8.4%
Legal and professional services	4,143	4,663	5,501	(520)	(11.2)%	(1,358)	(24.7)%
Marketing expense	1,558	1,728	1,838	(170)	(9.8)%	(280)	(15.2)%
Office expense	1,093	1,367	1,232	(274)	(20.0)%	(139)	(11.3)%
Loan expense	770	437	646	333	76.2%	124	19.2%
Deposit expense	12,665	11,152	8,436	1,513	13.6%	4,229	50.1%
Amortization of intangible assets	2,836	3,022	3,171	(186)	(6.2)%	(335)	(10.6)%
Other expense	4,445	5,532	4,695	(1,087)	(19.6)%	(250)	(5.3)%
Total noninterest expense	$102,633	$102,770	$101,352	$(137)	(0.1)%	$1,281	1.3%

Noninterest expense totaled $102.6 million for the first quarter of 2024, a decrease of $137,000 compared to the fourth quarter of 2023. The results were impacted by a $523,000 FDIC special assessment in the first quarter of 2024 and a $2.1 million FDIC special assessment during the fourth quarter of 2023. Excluding the special assessments, noninterest expense increased $1.4 million, primarily due to a $2.2 million increase in compensation and benefits related to higher payroll taxes and the annual equity-based compensation awards, as well as a $1.5 million increase in deposit expense driven by HOA deposits growth and higher deposit earnings credit rates, partially offset by a $1.1 million increase in other expense.

Noninterest expense for the first quarter of 2024 increased by $1.3 million compared to the first quarter of 2023. The increase was primarily due to a $4.2 million increase in deposit expense driven by HOA deposits growth and higher deposit earnings credit rates, partially offset by a $1.4 million decrease in legal and professional services and a $935,000 decrease in premises and occupancy.

The Company’s efficiency ratio was 60.2% for the first quarter of 2024, compared to 60.1% for the fourth quarter of 2023, and 51.7% for the first quarter of 2023. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Taxes

For the three months ended March 31, 2024, December 31, 2023, and March 31, 2023, income tax expense (benefit) was $17.4 million, $(56.5) million, and $22.9 million, respectively, and the effective income tax rate was 27.0%, 29.4%, and 26.8%, respectively. The income tax benefit in the prior quarter was primarily attributable to the pretax loss recorded for the fourth quarter of 2023, driven by the balance sheet repositioning related to the Bank’s investment securities portfolio. Our effective tax rate for the three months ended March 31, 2024 differs from the 21% federal statutory rate due to the impact of state taxes as well as various permanent tax differences, including tax-exempt income from municipal securities and loans, Bank Owned Life Insurance income, tax benefits associated with low-income housing tax credit investments, Section 162(m) limitation on the deduction of executive compensation, and the exercise of stock options and vesting of other stock-based compensation.

The total amount of unrecognized tax benefits was $1.4 million at March 31, 2024 and December 31, 2023, and was comprised of unrecognized tax benefits related to the Opus acquisition in 2020. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $563,000 at March 31, 2024 and December 31, 2023. It is reasonably possible that $1.1 million of the Company's unrecognized tax benefits may be recognized within the next 12 months due to a lapse of the statute of limitations.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $231,000 and $200,000 for such interest at March 31, 2024 and December 31, 2023, respectively. No amounts for penalties were accrued.

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

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and the tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of March 31, 2024 and December 31, 2023.

FINANCIAL CONDITION

At March 31, 2024, assets totaled $18.81 billion, a decrease of $213.5 million, or 1.1%, from $19.03 billion at December 31, 2023. The decrease was primarily due to a $276.9 million decrease in total loans, partially offset by a $92.3 million increase in cash and cash equivalents and a $4.9 million increase in investment securities.

Total liabilities were $15.91 billion at March 31, 2024, compared to $16.14 billion at December 31, 2023. The decrease of $233.7 million, or 1.4%, from December 31, 2023 was primarily due to decreases of $400.0 million in FHLB term advances and $192.2 million in deposits, partially offset by an increase of $26.0 million in other liabilities.

Total stockholders’ equity was $2.90 billion as of March 31, 2024, an increase of $20.2 million from $2.88 billion at December 31, 2023. The increase was primarily due to $47.0 million of net income and $3.9 million of other comprehensive income, partially offset by $31.6 million in cash dividends.

Throughout the first quarter of 2024, we continued to prioritize capital accumulation over balance sheet growth in light of the uncertain economic outlook. As a result of our prudent and proactive capital, liquidity, and credit risk management, coupled with our ability to opportunistically deploy liquidity generated from the securities portfolio repositioning during the fourth quarter of 2023, we were able to reduce FHLB term borrowings while also maintaining liquidity levels. During the first quarter of 2024, we did not utilize the Federal Reserve's discount window or the Bank Term Funding Program, which expired on March 11, 2024. The strength of our capital position provides us with greater optionality and flexibility in terms of balance sheet management.

Our book value per share increased to $30.09 at March 31, 2024 from $30.07 at December 31, 2023. At March 31, 2024, the Company’s tangible common equity to tangible assets ratio was 10.97%, an increase from 10.72% at December 31, 2023. Our tangible book value per share was $20.33, compared to $20.22 at December 31, 2023. The increases in tangible common equity ratio and tangible book value per share at March 31, 2024 from the prior year-end were primarily driven by net income, partially offset by dividends paid. The decrease in tangible assets also contributed to the increase in tangible common equity ratio. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Loans

Loans held for investment totaled $13.01 billion at March 31, 2024, a decrease of $276.9 million, or 2.1%, from $13.29 billion at December 31, 2023. The decrease was a result of lower loan originations due to our disciplined approach around credit risk management and loan pricing along with softer loan demand, particularly in our CRE and multifamily business, a decrease in credit line draws, as well as loan maturities and prepayments during the first quarter of 2024. Since December 31, 2023, investor loans secured by real estate decreased $185.9 million, business loans secured by real estate decreased $53.9 million, commercial loans decreased $33.9 million, and retail loans decreased $518,000. While total commercial loans decreased during the first quarter of 2024, the commercial line average utilization rate increased from an average rate of 37.5% for the fourth quarter of 2023 to 45.0% for the first quarter of 2024. The decline in loans from prior year-end reflects the strategic actions we have taken to maintain a disciplined approach to our loan production and pricing in order to manage our balance sheet and capital position, as well as prudent credit underwriting standards to manage the lower level of new loan demand.

The total end-of-period weighted average interest rate on loans, excluding fees and discounts, at March 31, 2024 was 4.91%, compared to 4.87% at December 31, 2023. The increase reflects the impact of higher rates on new originations and the repricing of floating rate loans as a result of the increases in benchmark interest rates.

The Company had no loans held for sale at March 31, 2024 and December 31, 2023.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio, and gives the weighted average interest rate by loan category at the dates indicated:

	March 31, 2024			December 31, 2023
(Dollars in thousands)	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
Investor loans secured by real estate
CRE non-owner-occupied	$2,309,252	17.7%	4.79%	$2,421,772	18.2%	4.72%
Multifamily	5,558,966	42.7%	3.99%	5,645,310	42.5%	3.97%
Construction and land	486,734	3.7%	9.01%	472,544	3.5%	9.08%
SBA secured by real estate	35,206	0.3%	9.34%	36,400	0.3%	9.37%
Total investor loans secured by real estate	8,390,158	64.4%	4.52%	8,576,026	64.5%	4.49%
Business loans secured by real estate
CRE owner-occupied	2,149,362	16.5%	4.39%	2,191,334	16.5%	4.36%
Franchise real estate secured	294,938	2.3%	4.76%	304,514	2.3%	4.77%
SBA secured by real estate	48,426	0.4%	8.96%	50,741	0.4%	9.02%
Total business loans secured by real estate	2,492,726	19.2%	4.52%	2,546,589	19.2%	4.50%
Commercial loans
Commercial and industrial	1,774,487	13.6%	7.11%	1,790,608	13.5%	7.07%
Franchise non-real estate secured	301,895	2.3%	5.00%	319,721	2.4%	5.01%
SBA non-real estate secured	10,946	0.1%	9.89%	10,926	0.1%	9.90%
Total commercial loans	2,087,328	16.0%	6.83%	2,121,255	16.0%	6.78%
Retail loans
Single family residential	72,353	0.6%	7.45%	72,752	0.5%	7.01%
Consumer	1,830	—%	7.49%	1,949	—%	6.66%
Total retail loans	74,183	0.6%	7.45%	74,701	0.5%	7.00%
Loans held for investment before basis adjustment (1)	13,044,395	100.2%	4.91%	13,318,571	100.2%	4.87%
Basis adjustment associated with fair value hedge (2)	(32,324)	(0.2)%		(29,551)	(0.2)%
Loans held for investment	13,012,071	100.0%		13,289,020	100.0%
Allowance for credit losses for loans held for investment	(192,340)			(192,471)
Loans held for investment, net	$12,819,731			$13,096,549

Total unfunded loan commitments	$1,459,515			$1,703,470
Loans held for sale, at lower of cost or fair value	$—			$—
______________________________
(1) Includes net deferred origination costs (fees) of $797,000 and $(74,000), and unaccreted fair value net purchase discounts of $41.2 million and $43.3 million as of March 31, 2024 and December 31, 2023, respectively.
(2) Represents the basis adjustment associated with the application of hedge accounting on certain loans. Refer to Note 11 – Derivative Instruments to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

We also have a granular and geographically diverse set of lending relationships. In the tables below, we show the segmentation and geographic dispersion of certain loan portfolios as of March 31, 2024 and December 31, 2023.

CRE Non-Owner-Occupied. CRE non-owner-occupied loans totaled $2.31 billion at March 31, 2024 and $2.42 billion at December 31, 2023. We originate loans that are secured by investor owned CRE, such as retail centers, small office locations, light industrial buildings, and mixed-use commercial properties located in our primary market areas. We believe this loan portfolio is a well-balanced portfolio by geography and by property type as presented below:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	%	Amount	%
By Property Type
Hotel and Motel	$283,712	12%	$285,906	12%
Industrial	293,524	13%	306,811	13%
Office	602,964	26%	621,857	26%
Retail	729,892	32%	809,716	33%
Other	399,160	17%	397,482	16%
Total CRE non-owner-occupied	$2,309,252	100%	$2,421,772	100%

By Geography(1)
California:
Los Angeles	$590,510	26%	$632,267	26%
Orange	324,195	14%	344,667	14%
Riverside	122,574	5%	133,520	5%
San Bernardino	60,000	2%	67,483	3%
San Diego	158,414	7%	170,847	7%
San Luis Obispo	177,239	8%	179,740	7%
Santa Barbara	71,446	3%	71,779	3%
Ventura	21,033	1%	21,201	1%
Other CA	197,638	9%	209,259	9%
Arizona	167,730	7%	168,312	7%
Nevada	144,952	6%	140,103	6%
Washington	87,443	4%	89,101	4%
Other States	186,078	8%	193,493	8%
Total CRE non-owner-occupied	$2,309,252	100%	$2,421,772	100%
______________________________
(1) Based on location of primary real property collateral. All California information is by respective county.

Multifamily. Multifamily loans totaled $5.56 billion at March 31, 2024 and $5.65 billion at December 31, 2023. We originate loans secured by multifamily residential properties (five units and greater) located in our primary market areas. These lending relationships consist of seasoned owners of multifamily properties with extensive operating experience. The loans are stratified by number of units and physical location below:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	%	Amount	%
By Number of Units
10 or fewer units	$1,058,892	19%	$1,079,854	19%
11-25 units	1,599,086	29%	1,606,326	29%
26-50 units	1,076,277	19%	1,097,250	19%
51-100 units	1,073,075	19%	1,090,924	19%
101+ units	751,636	14%	770,956	14%
Total Multifamily	$5,558,966	100%	$5,645,310	100%

By Geography(1)
California:
Los Angeles	$2,125,759	38%	$2,154,693	38%
Orange	195,968	4%	196,622	4%
Riverside	111,352	2%	111,809	2%
San Bernardino	137,844	2%	138,455	2%
San Diego	356,377	6%	359,556	6%
San Luis Obispo	25,086	1%	25,225	1%
Santa Barbara	43,280	1%	43,499	1%
Ventura	40,271	1%	40,361	1%
Other CA	692,437	12%	715,844	13%
Arizona	434,856	8%	437,613	8%
Nevada	150,760	3%	158,237	3%
Washington	685,590	12%	689,144	12%
Other States	559,386	10%	574,252	9%
Total Multifamily	$5,558,966	100%	$5,645,310	100%
______________________________
(1) Based on location of primary real property collateral. All California information is by respective county.

CRE Owner-Occupied. CRE owner-occupied loans totaled $2.15 billion at March 31, 2024 and $2.19 billion at December 31, 2023. We originate business loans secured by owner-occupied CRE, such as light industrial buildings, mixed-use commercial properties, and small office locations for professional services located in our primary market areas. These loans are underwritten and analyzed based on each business’s cash flows. This portfolio is well-diversified by industry, with a geography covering California and the Western U.S.:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	%	Amount	%
By Industry(1)
Accommodation and Food Services	$134,808	6%	$143,398	6%
Administrative and Support	61,666	3%	62,286	3%
Agriculture	99,150	5%	101,344	5%
Construction	154,061	7%	149,821	7%
Educational Services	156,552	7%	171,858	8%
Entertainment	71,921	3%	72,801	3%
Financial Services	38,922	2%	37,938	2%
Health Care	296,623	14%	292,813	13%
Manufacturing	232,560	11%	237,147	11%
Other Services	231,386	11%	233,625	11%
Professional Services	98,272	5%	101,027	5%
Real Estate	127,851	6%	132,824	6%
Retail Trade	205,468	9%	209,609	9%
Transport and Warehouse	40,381	2%	41,445	2%
Wholesale Trade	169,002	8%	173,371	8%
Other	30,739	1%	30,027	1%
Total CRE owner-occupied	$2,149,362	100%	$2,191,334	100%

By Geography(2)
California:
Los Angeles	$657,688	31%	$684,079	31%
Orange	217,391	10%	222,742	10%
Riverside	351,608	16%	350,277	16%
San Bernardino	189,720	9%	192,695	9%
San Diego	135,196	6%	134,120	6%
San Luis Obispo	98,882	5%	99,441	5%
Santa Barbara	113,384	5%	114,758	5%
Ventura	54,530	3%	55,101	3%
Other CA	134,577	6%	137,428	6%
Arizona	56,347	3%	58,872	3%
Nevada	48,297	2%	48,713	2%
Washington	19,673	1%	19,950	1%
Other States	72,069	3%	73,158	3%
Total CRE owner-occupied	$2,149,362	100%	$2,191,334	100%
______________________________
(1) Distribution by North American Industry Classification System (NAICS)
(2) Based on location of primary real property collateral. All California information is by respective county.

Commercial & Industrial. C&I loans totaled $1.77 billion at March 31, 2024 and $1.79 billion at December 31, 2023. We originate C&I loans secured by various business assets, including inventory, receivables, machinery, and equipment. Loan types include revolving lines of credit, term loans, seasonal loans, and loans secured by liquid collateral such as cash deposits or marketable securities. These loans are underwritten and analyzed based on each business’s cash flows. This portfolio includes loans to small and middle market businesses by industry and by geography as shown below:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	%	Amount	%
By Industry(1)
Administrative	$56,172	3%	$55,663	3%
Agriculture	47,111	3%	48,766	3%
Construction	375,163	21%	372,965	21%
Educational Services	32,599	2%	32,909	2%
Entertainment	30,570	2%	31,486	2%
Financial Services	371,009	21%	328,856	18%
Health Care	51,172	3%	57,428	3%
Information	38,875	2%	39,008	2%
Manufacturing	171,731	10%	176,248	10%
Other Services	115,444	6%	126,731	7%
Professional Services	76,870	4%	85,928	5%
Public Administration	171,009	10%	174,378	10%
Real Estate	141,648	8%	149,835	8%
Transport and Warehouse	27,076	1%	28,651	2%
Wholesale Trade	28,311	2%	37,547	2%
Other	39,727	2%	44,209	2%
Total Commercial and industrial	$1,774,487	100%	$1,790,608	100%

By Geography(2)
California:
Los Angeles	$667,414	37%	$624,418	35%
Orange	269,807	15%	263,012	15%
Riverside	117,189	7%	123,920	7%
San Bernardino	55,868	3%	65,121	4%
San Diego	120,970	7%	126,541	7%
San Luis Obispo	47,387	3%	59,314	3%
Santa Barbara	24,469	1%	35,556	2%
Ventura	39,462	2%	38,463	2%
Other CA	155,680	9%	164,069	9%
Arizona	44,702	3%	47,610	3%
Nevada	18,450	1%	22,530	1%
Washington	56,281	3%	59,187	3%
Other States	156,808	9%	160,867	9%
Total Commercial and industrial	$1,774,487	100%	$1,790,608	100%
______________________________
(1) Distribution by North American Industry Classification System (NAICS)
(2) Based on location of primary real property collateral if available, otherwise borrower address is used. All California information is by respective county.

Delinquent Loans

When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally initiate proceedings to pursue our remedies under the loan documents. For loans secured by real estate, we provide the required notices to the borrower and make any required filings, and commence foreclosure proceedings if necessary. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. At March 31, 2024, loans delinquent 30 or more days as a percentage of total loans held for investment was 0.09%, compared to 0.08% at December 31, 2023. The increase in delinquent loans during the three months ended March 31, 2024 was primarily due to increases in C&I loans that are 30-89 days past due.

The following table sets forth delinquencies in the Company’s loan portfolio as of the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Loan Balance	# of Loans	Loan Balance	# of Loans	Loan Balance	# of Loans	Loan Balance
At March 31, 2024
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	1	$400	1	$400
SBA secured by real estate	—	—	2	381	1	416	3	797
Total investor loans secured by real estate	—	—	2	381	2	816	4	1,197
Business loans secured by real estate
CRE owner-occupied	—	—	—	—	3	4,628	3	4,628
Franchise real estate secured	—	—	—	—	1	292	1	292
Total business loans secured by real estate	—	—	—	—	4	4,920	4	4,920
Commercial loans
Commercial and industrial	7	1,729	4	575	2	1,380	13	3,684
Franchise non-real estate secured	—	—	—	—	7	1,559	7	1,559
SBA non-real estate secured	2	254	—	—	2	546	4	800
Total commercial loans	9	1,983	4	575	11	3,485	24	6,043
Retail loans
Single family residential	—	—	1	18	—	—	1	18
Total retail loans	—	—	1	18	—	—	1	18
Total	9	$1,983	7	$974	17	$9,221	33	$12,178
Delinquent loans to loans held for investment		0.01%		0.01%		0.07%		0.09%

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Loan Balance	# of Loans	Loan Balance	# of Loans	Loan Balance	# of Loans	Loan Balance
At December 31, 2023
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	1	$412	1	$412
SBA secured by real estate	—	—	—	—	1	420	1	420
Total investor loans secured by real estate	—	—	—	—	2	832	2	832
Business loans secured by real estate
CRE owner-occupied	—	—	—	—	3	4,655	3	4,655
Franchise real estate secured	1	292	—	—	—	—	1	292
SBA secured by real estate	1	137	—	—	—	—	1	137
Total business loans secured by real estate	2	429	—	—	3	4,655	5	5,084
Commercial loans
Commercial and industrial	7	228	9	1,294	1	231	17	1,753
Franchise non-real estate secured	7	1,559	—	—	—	—	7	1,559
SBA non-real estate secured	1	249	—	—	2	558	3	807
Total commercial loans	15	2,036	9	1,294	3	789	27	4,119
Retail loans
Single family residential	1	19	—	—	—	—	1	19
Total retail loans	1	19	—	—	—	—	1	19
Total	18	$2,484	9	$1,294	8	$6,276	35	$10,054
Delinquent loans to loans held for investment		0.02%		0.01%		0.05%		0.08%

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

•Principal forgiveness
•Interest rate reduction
•Other-than-insignificant payment delay
•Term extension
•Any combination of the above

See Note 1 - Description of Business and Summary of Significant Accounting Policies of our audited consolidated financial statements included in our 2023 Form 10-K for additional discussion on MLTBs.

As of March 31, 2024, the Company had two syndicated C&I participation loan modifications to one borrower experiencing financial difficulty totaling $12.2 million, the modification of which involved other-than-insignificant payment delays. During the three months ended March 31, 2024, there were no MLTBs that had a payment default and had been modified within the 12 months preceding the payment default.

As of March 31, 2023, the Company had one CRE owner-occupied MLTB with an amortized cost of $851,000 to a borrower experiencing financial difficulty, the modification of which involved the extension of the term by four months. Since modification, this MLTB did not have a payment default during the three months ended March 31, 2023. This loan was subsequently paid off at maturity.

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

Classified loans totaled $204.7 million, or 1.57% of loans held for investment, at March 31, 2024, compared with $142.0 million, or 1.07% of loans held for investment, at December 31, 2023. The increase was primarily the result of a single, diversified commercial banking relationship with loans in CRE non-owner occupied, CRE owner-occupied, and C&I categories, totaling $37.6 million, that were downgraded and placed on nonaccrual during the first quarter of 2024.

The following tables stratify the loan portfolio by the Company’s internal risk grading as of the dates indicated:

	Credit Risk Grades
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
March 31, 2024
Investor loans secured by real estate
CRE non-owner-occupied	$2,271,367	$6,699	$31,186	$—	$2,309,252
Multifamily	5,511,977	29,879	17,110	—	5,558,966
Construction and land	486,303	431	—	—	486,734
SBA secured by real estate	27,485	—	7,721	—	35,206
Total investor loans secured by real estate	8,297,132	37,009	56,017	—	8,390,158
Business loans secured by real estate
CRE owner-occupied	2,056,124	49,227	44,011	—	2,149,362
Franchise real estate secured	287,593	1,597	5,748	—	294,938
SBA secured by real estate	43,907	82	4,437	—	48,426
Total business loans secured by real estate	2,387,624	50,906	54,196	—	2,492,726
Commercial loans
Commercial and industrial	1,620,751	75,752	73,875	4,109	1,774,487
Franchise non-real estate secured	285,554	648	15,693	—	301,895
SBA non-real estate secured	10,147	—	799	—	10,946
Total commercial loans	1,916,452	76,400	90,367	4,109	2,087,328
Retail loans
Single family residential	72,353	—	—	—	72,353
Consumer loans	1,830	—	—	—	1,830
Total retail loans	74,183	—	—	—	74,183
Loans held for investment before basis adjustment (1)	$12,675,391	$164,315	$200,580	$4,109	$13,044,395

December 31, 2023
Investor loans secured by real estate
CRE non-owner-occupied	$2,406,719	$6,966	$8,087	$—	$2,421,772
Multifamily	5,633,682	11,628	—	—	5,645,310
Construction and land	472,544	—	—	—	472,544
SBA secured by real estate	28,271	—	8,129	—	36,400
Total investor loans secured by real estate	8,541,216	18,594	16,216	—	8,576,026
Business loans secured by real estate
CRE owner-occupied	2,117,985	34,480	38,869	—	2,191,334
Franchise real estate secured	288,013	9,674	6,827	—	304,514
SBA secured by real estate	45,586	619	4,536	—	50,741
Total business loans secured by real estate	2,451,584	44,773	50,232	—	2,546,589
Commercial loans
Commercial and industrial	1,651,102	81,250	53,714	4,542	1,790,608
Franchise non-real estate secured	299,189	4,230	16,302	—	319,721
SBA non-real estate secured	9,970	—	956	—	10,926
Total commercial loans	1,960,261	85,480	70,972	4,542	2,121,255
Retail loans
Single family residential	72,752	—	—	—	72,752
Consumer loans	1,949	—	—	—	1,949
Total retail loans	74,701	—	—	—	74,701
Loans held for investment before basis adjustment (1)	$13,027,762	$148,847	$137,420	$4,542	$13,318,571
______________________________
(1) Excludes the basis adjustment of $32.3 million and $29.6 million to the carrying amount of certain loans included in fair value hedging relationships at March 31, 2024 and December 31, 2023. Refer to Note 11 – Derivative Instruments to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Nonperforming Assets

Nonperforming assets consist of loans whereby we have ceased accruing interest (i.e., nonaccrual loans), other real estate owned (“OREO”), and other repossessed assets owned. Nonaccrual loans generally consist of loans that are 90 days or more past due and loans where, in the opinion of management, there is reasonable doubt as to the full collection of principal and interest regardless of the length of past due status.

Nonperforming assets increased by $39.0 million to $64.1 million, or 0.34% of total assets, at March 31, 2024, compared to $25.1 million, or 0.13% of total assets, at December 31, 2023. The increase in nonperforming assets at March 31, 2024, was primarily the result of a single, diversified commercial banking relationship with loans in CRE non-owner occupied, CRE owner-occupied, and C&I categories, totaling $37.6 million, all of which were current, as well as a single lending relationship with loans in franchise non-real estate secured and franchise real estate categories, totaling $1.9 million, as of March 31, 2024.

At March 31, 2024, nonperforming loans totaled $63.8 million, or 0.49% of loans held for investment, an increase from $24.8 million, or 0.19% of loans held for investment, at December 31, 2023.

OREO totaled $248,000 at March 31, 2024, unchanged from $248,000 at December 31, 2023.

The Company had no loans 90 days or more past due and still accruing at March 31, 2024 and December 31, 2023.

The following table sets forth the composition of nonperforming assets at the dates indicated:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Nonperforming assets
Investor loans secured by real estate
CRE non-owner-occupied	$24,008	$412
SBA secured by real estate	1,258	1,205
Total investor loans secured by real estate	25,266	1,617
Business loans secured by real estate
CRE owner-occupied	12,602	8,666
Franchise real estate secured	292	—
Total business loans secured by real estate	12,894	8,666
Commercial loans
Commercial and industrial	23,541	13,976
Franchise non-real estate secured	1,559	—
SBA non-real estate secured	546	558
Total commercial loans	25,646	14,534
Total nonperforming loans	63,806	24,817
Other real estate owned	248	248
Total	$64,054	$25,065

Allowance for credit losses	$192,340	$192,471
Allowance for credit losses as a percent of total nonperforming loans	301%	776%
Nonperforming loans as a percent of loans held for investment	0.49%	0.19%
Nonperforming assets as a percent of total assets	0.34%	0.13%
MLTBs included in nonperforming loans	$12,161	$12,595

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

The Company’s ACL includes assumptions concerning current and future economic conditions using reasonable and supportable forecasts from an independent third party. These economic forecast scenarios are based on past events, current conditions, and the likelihood of future events occurring. Management periodically evaluates economic scenarios used in the Company’s ACL model, and thus the scenarios as well as the assumptions within those scenarios, and whether to use a weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events. As of March 31, 2024, the Company’s ACL model used three weighted scenarios representing a base-case scenario, an upside scenario, and a downside scenario. The use of three weighted scenarios at March 31, 2024 is consistent with the approach used in the Company’s ACL model at December 31, 2023. The Company’s ACL model at March 31, 2024 includes assumptions concerning the interest rate environment, general uncertainty concerning future economic conditions, and the potential for future recessionary conditions. The Company has identified certain economic variables that have significant influence in the Company’s model for determining the ACL. These key economic variables include changes in the U.S. unemployment rate, U.S. real GDP growth, CRE prices, and interest rates.

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

The following charts quantify the factors attributing to the changes in the ACL on loans held for investment for the three months ended March 31, 2024 and March 31, 2023:

ACL change attributions ($ in millions)
Three Months Ended Mar 31, 2024
$192.5
$15.1
$1.0
$(16.3)
$192.3
ACL for LHFI Balance Dec, 2023
Economic Forecast & Other Model Updates
Asset Quality
Loan Composition
ACL for LHFI Balance Mar, 2024
Increase
Decrease

ACL change attributions ($ in millions) (1)
Three Months Ended Mar 31, 2023

$195.7
$3.4
$5.7
$(9.4)
$195.4
ACL for LHFI Balance Dec, 2022
Economic Forecast & Other Model Updates
Asset Quality
Loan Composition
ACL for LHFI Balance Mar, 2023
Increase
Decrease

______________________________
(1) Certain factors attributing to the changes in the ACL for 2023 have been reclassified to conform to the 2024 presentation

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

At March 31, 2024, the Company believes the ACL was adequate to cover current expected credit losses in the loan portfolio. However, no assurance can be given that we will not, in any particular period, sustain credit losses that exceed the amount reserved, or that subsequent evaluation of our loan portfolio, in light of prevailing factors, including economic conditions that may adversely affect our market area or other circumstances, will not require significant increases in the ACL. In addition, regulatory agencies, as an integral part of their examination process, periodically review our ACL and may require us to recognize changes to the ACL based on judgments different from those of management. Should any of the factors considered by management in evaluating the appropriate level of the ACL change, including the size and composition of the loan portfolio, the credit quality of the loan portfolio, as well as forecasts of future economic conditions, the Company’s estimate of current expected credit losses could also significantly change and affect the level of future provisions for credit losses.

The following table sets forth the Company’s ACL, its corresponding percentage of the loan category balance, and the percent of loan balance to total loans held for investment in each of the loan categories listed as of the dates indicated:

	March 31, 2024			December 31, 2023
(Dollars in thousands)	Amount	Allowance as a % of Segment	% of Total Loans	Amount	Allowance as a % of Segment	% of Total Loans
Investor loans secured by real estate
CRE non-owner-occupied	$30,781	1.33%	17.7%	$31,030	1.28%	18.2%
Multifamily	58,411	1.05%	42.7%	56,312	1.00%	42.5%
Construction and land	8,171	1.68%	3.7%	9,314	1.97%	3.5%
SBA secured by real estate	2,184	6.20%	0.3%	2,182	5.99%	0.3%
Total investor loans secured by real estate	99,547	1.19%	64.4%	98,838	1.15%	64.5%
Business loans secured by real estate
CRE owner-occupied	28,760	1.34%	16.5%	28,787	1.31%	16.5%
Franchise real estate secured	7,258	2.46%	2.3%	7,499	2.46%	2.3%
SBA secured by real estate	4,288	8.85%	0.4%	4,427	8.72%	0.4%
Total business loans secured by real estate	40,306	1.62%	19.2%	40,713	1.60%	19.2%
Commercial loans
Commercial and industrial	37,107	2.09%	13.6%	36,692	2.05%	13.5%
Franchise non-real estate secured	14,320	4.74%	2.3%	15,131	4.73%	2.4%
SBA non-real estate secured	495	4.52%	0.1%	458	4.19%	0.1%
Total commercial loans	51,922	2.49%	16.0%	52,281	2.46%	16.0%
Retail loans
Single family residential	442	0.61%	0.6%	505	0.69%	0.5%
Consumer loans	123	6.72%	—%	134	6.88%	—%
Total retail loans	565	0.76%	0.6%	639	0.86%	0.5%
Total (1)	$192,340	1.48%	100.0%	$192,471	1.45%	100.0%
______________________________
(1) Total loans utilized in the calculation of the ratio of ACL to total loans held for investment includes $32.3 million and $29.6 million as of March 31, 2024 and December 31, 2023, respectively, of the basis adjustment of certain loans included in fair value hedging relationships. Refer to Note 11 – Derivative Instruments to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

At March 31, 2024, the ratio of ACL to loans held for investment was 1.48%, an increase from 1.45% at December 31, 2023. Our unamortized fair value discount on the loans acquired totaled $41.2 million, or 0.32% of total loans held for investment, at March 31, 2024, compared to $43.3 million, or 0.33% of total loans held for investment, at December 31, 2023.

The following table sets forth the Company’s net charge-offs as a percentage to the average loans held for investment balances in each of the loan categories, as well as other credit related percentages at and for the periods indicated:

	Three Months Ended
	March 31, 2024			December 31, 2023			March 31, 2023
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Investor loans secured by real estate
CRE non-owner-occupied	$927	$2,357,553	0.04%	$722	$2,467,905	0.03%	$51	$2,622,150	—%
Multifamily	(5)	5,609,799	—%	1,582	5,675,772	0.03%	217	6,039,264	—%
Construction and land	—	479,812	—%	—	466,686	—%	—	420,558	—%
SBA secured by real estate	253	35,911	0.70%	—	37,576	—%	—	41,023	—%
Total investor loans secured by real estate	1,175	8,483,075	0.01%	2,304	8,647,939	0.03%	268	9,122,995	—%
Business loans secured by real estate
CRE owner-occupied	4,389	2,182,460	0.20%	(4)	2,208,734	—%	2,151	2,372,678	0.09%
Franchise real estate secured	212	300,828	0.07%	—	307,988	—%	—	376,836	—%
SBA secured by real estate	(1)	49,807	—%	(40)	51,535	(0.08)%	—	61,439	—%
Total business loans secured by real estate	4,600	2,533,095	0.18%	(44)	2,568,257	—%	2,151	2,810,953	0.08%
Commercial loans
Commercial and industrial	546	1,769,879	0.03%	1,644	1,674,655	0.10%	912	2,038,633	0.04%
Franchise non-real estate secured	100	308,832	0.03%	—	325,751	—%	(100)	395,557	(0.03)%
SBA non-real estate secured	(2)	10,865	(0.02)%	(3)	10,989	(0.03)%	(6)	11,814	(0.05)%
Total commercial loans	644	2,089,576	0.03%	1,641	2,011,395	0.08%	806	2,446,004	0.03%
Retail loans
Single family residential	—	72,084	—%	—	72,395	—%	89	71,995	0.12%
Consumer	—	2,107	—%	1	1,999	0.05%	(30)	3,255	(0.92)%
Total retail loans	—	74,191	—%	1	74,394	—%	59	75,250	0.08%
Total (1)	$6,419	$13,149,038	0.05%	$3,902	$13,257,725	0.03%	$3,284	$14,394,642	0.02%

Allowance for credit losses to loans held for investment			1.48%			1.45%			1.38%
Nonperforming loans to loans held for investment			0.49%			0.19%			0.18%
Allowance for credit losses to nonperforming loans			301%			776%			786%
______________________________
(1) Average loan balance includes $30.9 million, $44.3 million, and $60.6 million of average basis adjustment of certain loans included in fair value hedging relationships for the three months ended March 31, 2024, December 31, 2023, and March 31, 2023, respectively. Refer to Note 11 – Derivative Instruments to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Investment Securities

Our investment policy, as established by our Asset Liability Committee, is established to provide and maintain liquidity, capital preservation, complement our lending activities, support our interest rate risk management strategies and tax planning, and generate a favorable return on investments without incurring undue interest rate and credit risks. Specifically, our investment policy generally limits our investments to U.S. government securities, federal agency-backed securities, U.S. government-sponsored enterprise (“GSE”) guaranteed mortgage-backed securities (“MBS”), which are guaranteed by Fannie Mae (“FNMA”), Freddie Mac (“FHLMC”), Federal Farm Credit Banks (“FFCB”), or Ginnie Mae (“GNMA”), U.S. Treasury securities, municipal bonds, and corporate bonds, specifically bank debt notes. The Bank has designated all investment securities as AFS or HTM. AFS securities are carried at fair value, with unrealized gains or losses, net of tax, on these securities recognized in stockholders’ equity as accumulated other comprehensive income or loss. HTM securities are carried at amortized cost, net of ACL.

We primarily use our investment portfolio for liquidity purposes, capital preservation, and to support our interest rate risk management strategies. Our investment securities portfolio amounted to $2.87 billion at March 31, 2024, an increase of $4.9 million, or 0.2%, from $2.87 billion at December 31, 2023. The increase was primarily the result of $170.2 million in purchases and a decrease of $1.9 million in mark-to-market unrealized loss on AFS securities, partially offset by $167.3 million in principal payments, fair value discounts from the AFS securities transferred to HTM, amortizations, accretion, and redemptions. The Company did not sell any investment securities during the first quarter of 2024. In general, the purchase of investment securities is primarily related to investing excess liquidity from our banking operations. During the first quarter of 2024, we have maintained a meaningful portion of the AFS securities portfolio in highly-liquid, short-term securities. This strategy enhances our interest rate sensitivity profile to the current rate environment and provides us with the flexibility to quickly redeploy these funds into higher-yielding assets as opportunities arise. The effective duration of AFS securities portfolio was 0.9 years at March 31, 2024 and 0.7 years at December 31, 2023.

At March 31, 2024, AFS and HTM investment securities were $1.15 billion and $1.72 billion, respectively, compared to $1.14 billion and $1.73 billion, respectively, at December 31, 2023.

The ACL on investment securities is determined for both the AFS and HTM classifications of the investment portfolio in accordance with ASC 326 and evaluated on a quarterly basis. As of March 31, 2024 and December 31, 2023, the Company had an ACL of $115,000 and $126,000, respectively, for HTM investment securities classified as municipal bonds. The Company had no ACL for AFS investment securities at March 31, 2024 and December 31, 2023. For additional information, refer to Note 4 – Investment Securities to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q.

The following table sets forth the fair value of AFS and the amortized cost of HTM investment securities as well as the weighted average yields on our investment security portfolio by contractual maturity as of the date indicated. Weighted average yields are an arithmetic computation of income within each maturity range based on the amortized costs of securities, not on a tax-equivalent basis.

	March 31, 2024
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
AFS investment securities:
U.S. Treasury	$564,939	5.22%	$—	—%	$—	—%	$—	—%	$564,939	5.22%
Agency	—	—%	250	5.56%	758	5.64%	662	7.89%	1,670	6.53%
Corporate	32,995	5.78%	231,709	5.82%	174,178	3.55%	—	—%	438,882	4.83%
Collateralized mortgage obligations	49	5.73%	40,660	5.79%	60,378	5.83%	47,443	7.00%	148,530	6.19%
Total AFS investment securities	597,983	5.25%	272,619	5.81%	235,314	4.14%	48,105	7.01%	1,154,021	5.19%
HTM investment securities:
Municipal bonds	$—	—%	$26,337	1.44%	$38,068	1.61%	$1,081,497	2.06%	$1,145,902	2.03%
Collateralized mortgage obligations	—	—%	86	5.68%	—	—%	329,751	4.16%	329,837	4.16%
Mortgage-backed securities	—	—%	1,918	5.78%	3,476	4.92%	223,217	1.96%	228,611	2.03%
Other	—	—%	—	—%	—	—%	16,246	2.84%	16,246	2.84%
Total HTM investment securities	$—	—%	$28,341	1.75%	$41,544	1.89%	$1,650,711	2.47%	$1,720,596	2.45%
Total securities	$597,983	5.25%	$300,960	5.43%	$276,858	3.80%	$1,698,816	2.60%	$2,874,617	3.55%

The following table presents the fair value of AFS and the amortized cost of HTM investment securities portfolios by Moody’s credit ratings at March 31, 2024.

(Dollars in thousands)	U.S. Treasury	Agency	Corporate Debt	Municipal Bonds	Collateralized Mortgage Obligations	Mortgage-backed Securities	Other	Total	%
Aaa - Aa3	$564,939	$1,670	$19,992	$1,145,902	$478,367	$228,611	$—	$2,439,481	84.9%
A1 - A3	—	—	236,748	—	—	—	—	236,748	8.2%
Baa1 - Baa3	—	—	182,142	—	—	—	16,246	198,388	6.9%
Total	$564,939	$1,670	$438,882	$1,145,902	$478,367	$228,611	$16,246	$2,874,617	100.0%

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

Deposits

At March 31, 2024, deposits totaled $15.19 billion, an increase of $192.2 million, or 1.3%, from $15.00 billion at December 31, 2023. The increase was largely driven by increases of $169.2 million in money market and savings, $110.3 million in retail certificates of deposit, and $64.8 million in noninterest-bearing checking, partially offset by reductions of $114.0 million in interest-bearing checking and $38.1 million in brokered certificates of deposit.

At March 31, 2024, non-maturity deposits totaled $12.82 billion or 84.4% of total deposits, an increase of $120.0 million, or 0.9%, from December 31, 2023. The increase was largely driven by seasonal deposit growth within our HOA business and municipal deposits. Our non-maturity deposits reflect our well-diversified and relationship-focused business model that has resulted in 32.9% of noninterest-bearing checking deposits as a percent of total deposits as of March 31, 2024.

At March 31, 2024, maturity deposits totaled $2.37 billion, an increase of $72.2 million, or 3.1%, from December 31, 2023. The increase was primarily driven by an increase of $110.3 million in retail certificates of deposit, partially offset by the reduction of $38.1 million in brokered certificates of deposit.

The total end-of-period weighted average rate of deposits at March 31, 2024 was 1.66%, an increase from 1.55% at December 31, 2023, principally driven by higher pricing across all deposit categories and a greater mix of maturity deposits. At March 31, 2024, the end-of-period weighted average rate of non-maturity deposits was 1.12%, compared to 1.04% at December 31, 2023.

As of March 31, 2024, the Bank counted one client, a property management holding company, with deposits of $811.2 million, or 5.3% of total deposits, and 11,263 total deposit accounts. No individual depositor represented more than 2.1% of our total deposits, and our top 50 depositors represented 15.0% of our total deposits.

Our ratio of loans held for investment to deposits was 85.7% and 88.6% at March 31, 2024 and December 31, 2023, respectively.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates as of the last day of each period for each category of deposits presented:

	March 31, 2024			December 31, 2023
(Dollars in thousands)	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
Noninterest-bearing checking	$4,997,636	32.9%	—%	$4,932,817	32.9%	—%
Interest-bearing deposits:
Interest-bearing checking	2,785,626	18.3%	1.55%	2,899,621	19.3%	1.38%
Money market	4,756,596	31.3%	2.09%	4,572,693	30.5%	2.00%
Savings	281,040	1.9%	0.33%	295,749	2.0%	0.29%
Total non-maturity deposits	12,820,898	84.4%	1.12%	12,700,880	84.7%	1.04%
Time deposit accounts:
Less than 1.00%	65,724	0.4%	0.19%	90,480	0.6%	0.14%
1.00 - 1.99	19,855	0.1%	1.76%	20,505	0.1%	1.76%
2.00 - 2.99	17,150	0.1%	2.63%	20,191	0.1%	2.63%
3.00 - 3.99	212,289	1.4%	3.58%	361,060	2.4%	3.52%
4.00 - 4.99	1,288,341	8.6%	4.67%	1,084,443	7.3%	4.49%
5.00 and greater	763,571	5.0%	5.15%	718,067	4.8%	5.26%
Total time deposit accounts	2,366,930	15.6%	4.56%	2,294,746	15.3%	4.37%
Total deposits	$15,187,828	100.0%	1.66%	$14,995,626	100.0%	1.55%

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Uninsured deposits	$6,138,719	$5,976,621

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

At March 31, 2024, the Company’s FDIC-insured deposits as a percentage of total deposits was 60%. Insured and collateralized deposits comprised 66% of total deposits at March 31, 2024, which includes federally-insured deposits, $883.6 million of collateralized municipal and tribal deposits, and $70.0 million of privately insured deposits. At December 31, 2023, the Company’s FDIC-insured deposits as a percentage of total deposits was 60%. Insured and collateralized deposits comprised 66% of total deposits at December 31, 2023, which includes federally-insured deposits, $732.6 million of collateralized municipal and tribal deposits, and $70.0 million of privately insured deposits.

The estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $572.9 million at March 31, 2024 and $534.8 million at December 31, 2023. The following table sets forth the maturity distribution of the estimated uninsured time deposits:

(Dollars in thousands)	March 31, 2024	December 31, 2023
3 months or less	$330,077	$236,117
Over 3 months through 6 months	143,925	219,430
Over 6 months through 12 months	96,256	72,756
Over 12 months	2,660	6,532
Total	$572,918	$534,835

Borrowings

At March 31, 2024, total borrowings amounted to $532.0 million, a decrease of $399.8 million, or 42.9%, from $931.8 million at December 31, 2023. Total borrowings at March 31, 2024 were comprised of $200.0 million of FHLB term advances and $332.0 million of subordinated debentures. The decrease in borrowings at March 31, 2024 as compared to December 31, 2023 was primarily due to the decreases of $400.0 million in FHLB term advances, resulting from one $200.0 million advance redemption and one $200.0 million advance maturity during the first quarter of 2024, partially offset by the amortization of the subordinated debt issuance cost. At March 31, 2024, total borrowings represented 2.8% of total assets and had an end-of-period weighted average rate of 5.07%, compared with 4.9% of total assets and an end-of-period weighted average rate of 3.93% at December 31, 2023.

At March 31, 2024, total subordinated debentures were comprised of the following:

•Subordinated notes of $60.0 million at a fixed rate of 5.75% due September 3, 2024 (the “Notes I”) and a carrying value of $59.9 million, net of unamortized debt issuance cost of $60,000. Interest is payable semiannually at 5.75% per annum;
•Subordinated notes of $125.0 million at 4.875% fixed-to-floating rate due May 15, 2029 (the “Notes II”) and a carrying value of $123.7 million, net of unamortized debt issuance cost of $1.3 million. Interest is payable semiannually at an initial fixed rate of 4.875% per annum. From and including May 15, 2024, but excluding the maturity date or the date of earlier redemption, the Notes II will bear interest at a floating rate equal to three-month term SOFR, plus a spread of 2.762% per annum, payable quarterly in arrears; and
•Subordinated notes of $150.0 million at 5.375% fixed-to-floating rate due June 15, 2030 (the “Notes III”) and a carrying value of $148.4 million, net of unamortized debt issuance cost of $1.6 million. Interest on the Notes III accrue at a rate equal to 5.375% per annum from and including June 15, 2020 to, but excluding, June 15, 2025, payable semiannually in arrears. From and including June 15, 2025 to, but excluding, June 15, 2030 or the earlier redemption date, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be three-month term SOFR, plus a spread of 517 basis points, payable quarterly in arrears.

For additional information about the subordinated debentures, see Note 8 – Subordinated Debentures to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q.

The following table sets forth certain information regarding the Company’s borrowed funds as of and during the periods indicated:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB advances	$200,000	4.68%	$600,000	3.17%
Subordinated debentures	332,001	5.30%	331,842	5.31%
Total borrowings	$532,001	5.07%	$931,842	3.93%

Weighted average cost of borrowings during the quarter	4.15%		4.01%
Borrowings as a percent of total assets	2.8%		4.9%

As of March 31, 2024, our unused borrowing capacity was $8.53 billion, which consisted of available lines of credit with FHLB and other correspondent banks as well as access through the Federal Reserve Bank's discount window. As a result of our proactive liquidity management, we were able to reduce FHLB borrowings by $400.0 million during the first quarter of 2024, and we did not utilize the Federal Reserve Bank's discount window or the Bank Term Funding Program, which expired on March 11, 2024.

The Company maintains additional sources of liquidity at the Corporation level. Our Corporation maintains a $25.0 million line of credit with U.S. Bank and had no outstanding balance against it at March 31, 2024 and December 31, 2023.

CAPITAL RESOURCES AND LIQUIDITY

Liquidity Management

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

In addition to the interest payments on loans and investments as well as fees collected on the services we provide, our primary sources of funds generated during the first three months of 2024 were from:

•Principal payments on loans held for investment of $229.1 million;
•Increased deposits of $192.2 million; and
•Proceeds of $174.4 million from the sale, payment, or maturity of securities;

We used these funds to:

•Decrease FHLB borrowings of $394.9 million;
•Purchase investment securities of $170.2 million;
•Return capital to shareholders through $31.6 million in dividends; and
•Originate loans held for investment of $14.0 million.

Our most liquid assets are comprised of unrestricted cash, short-term investments, and unpledged AFS investment securities. The levels of these assets are dependent on our operating, lending, and investing activities during any given period. We endeavor to take a prudent, proactive approach to liquidity management, as evidenced by our balance-sheet-oriented initiatives throughout 2023 and into 2024. At March 31, 2024, cash and cash equivalents totaled $1.03 billion. If additional liquidity is needed or otherwise desired as part of our liquidity management strategy, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve Board’s lending programs, brokered deposits, as well as loan and investment securities sales. As of March 31, 2024, the Bank had secured borrowing capacity with FHLB allowing us to borrow up to 30% of the Bank’s total assets equating to a credit line of $5.71 billion, of which $4.69 billion remained available for borrowing, based on collateral pledged of $7.35 billion at carrying value in qualifying loans, and we had $200.0 million in FHLB term borrowings. We also had a $3.45 billion line with the FRB discount window secured by investment securities and unsecured lines of credit aggregating to $390.0 million with other correspondent banks from which to purchase federal funds. Our unused borrowing capacity was $8.53 billion, and the combined readily available liquidity with cash and cash equivalents of $1.03 billion, interest-bearing time deposits with financial institutions of $1.0 million, as well as short-term, unpledged, AFS U.S. Treasury securities of $343.7 million, totaled approximately $9.90 billion, with a coverage ratio of 190.9% to uninsured and uncollateralized deposits.

We believe our level of liquid assets is sufficient to meet current anticipated funding needs. As part of our daily monitoring, we calculate a liquidity ratio by dividing the sum of cash balances plus unpledged AFS securities by total deposits, excluding time deposits maturing one year or more, plus FHLB advances maturing within one year. As of March 31, 2024, our liquidity ratio was 14.4%, which is above the Company’s minimum policy requirement of 10.0%. The Company regularly monitors liquidity, models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

A substantial portion of our loans were funded by our deposits. The Bank’s participation in IntraFi’s CDARS and ICS programs provides our depositors with full deposit insurance coverage of excess balances, while the Bank receives reciprocal deposits from other FDIC-insured banks, and helps the Bank to retain the full amount of the deposits on its balance sheet, enhancing the Company’s funding stability. To the extent that 2024 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, FRB discount window, unsecured lines of credit, or other sources.

The Bank maintains liquidity guidelines in the Company’s Liquidity Policy that permits the purchase of brokered deposit funds, in an amount not to exceed 15% of total deposits or 12% of total assets, as a secondary source for funding. At March 31, 2024, we had $572.1 million in brokered deposits, which constituted 3.77% of total deposits and 3.04% of total assets at that date.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations. During the three months ended March 31, 2024, the Bank paid $31.6 million in dividends to the Corporation.

The Corporation maintains a line of credit of $25.0 million with U.S. Bank that will expire on September 26, 2024. The Corporation anticipates renewing the line of credit upon expiration. This line of credit provides an additional source of liquidity at the Corporation level. At March 31, 2024, the Corporation had no outstanding balances against this line.

During the first quarter of 2024, the Corporation declared a quarterly dividend payment of $0.33 per share. On April 22, 2024, the Company's Board of Directors declared a $0.33 per share dividend, payable on May 13, 2024 to stockholders of record as of May 6, 2024. The Corporation’s Board of Directors periodically reviews whether to declare or pay cash dividends, taking into account, among other things, general business conditions, the Company’s financial results, future prospects, capital requirements, legal and regulatory restrictions, and such other factors as the Corporation’s Board of Directors may deem relevant.

On January 11, 2021, the Company’s Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock, representing approximately 5% of the Company’s issued and outstanding shares of common stock and approximately $150 million of common stock as of December 31, 2020 based on the closing price of the Company’s common stock on December 31, 2020. During the three months ended March 31, 2024, the Company did not repurchase any shares of common stock. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs. The following schedule summarizes maturities and principal payments due on our contractual obligations, excluding accrued interest:

	March 31, 2024
(Dollars in thousands)	Less than 1 year	More than 1 year	Total
FHLB advances and other borrowings	$200,000	$—	$200,000
Subordinated debentures	59,940	272,061	332,001
Certificates of deposit	2,025,195	341,735	2,366,930
Operating leases	18,754	32,150	50,904
Affordable housing partnerships commitment	14,924	16,223	31,147
Total contractual cash obligations	$2,318,813	$662,169	$2,980,982

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

	March 31, 2024
(Dollars in thousands)	Less than 1 year	More than 1 year	Total
Loan commitments to extend credit	$950,471	$461,367	$1,411,838
Standby letters of credit	47,677	—	47,677
Total	$998,148	$461,367	$1,459,515

Since many commitments to extend credit are expected to expire, the total commitment amounts do not necessarily represent future cash requirements. For further information, see Note 15 - Off-Balance Sheet Arrangements, Commitments, and Contingencies to the Notes to the consolidated financial statements in the Company’s 2023 Form 10-K.

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

Final comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III,” implemented a requirement for all banking organizations to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital requirements, which fully phased in by January 1, 2019. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At March 31, 2024, the Company and Bank are in compliance with the capital conservation buffer requirement and exceeded the minimum common equity Tier 1, Tier 1, and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.00%, 8.50%, and 10.50%, respectively, and the Bank qualified as “well capitalized” for purposes of the federal bank regulatory prompt corrective action regulations. The regulatory capital ratios of the Company and Bank further strengthened at March 31, 2024 compared to the capital ratios at December 31, 2023.

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

As defined in applicable regulations and set forth in the table below, the Corporation and the Bank continue to exceed the regulatory capital minimum requirements, and the Bank continues to exceed the “well capitalized” standards and the required conservation buffer at the dates indicated:

	Actual	Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer	Minimum Required For Well Capitalized Requirement
March 31, 2024
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	11.48%	4.00%	N/A
Common equity tier 1 capital ratio	15.02%	7.00%	N/A
Tier 1 capital ratio	15.02%	8.50%	N/A
Total capital ratio	18.23%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	12.97%	4.00%	5.00%
Common equity tier 1 capital ratio	16.96%	7.00%	6.50%
Tier 1 capital ratio	16.96%	8.50%	8.00%
Total capital ratio	18.21%	10.50%	10.00%

December 31, 2023
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	11.03%	4.00%	N/A
Common equity tier 1 capital ratio	14.32%	7.00%	N/A
Tier 1 capital ratio	14.32%	8.50%	N/A
Total capital ratio	17.29%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	12.43%	4.00%	5.00%
Common equity tier 1 capital ratio	16.13%	7.00%	6.50%
Tier 1 capital ratio	16.13%	8.50%	8.00%
Total capital ratio	17.23%	10.50%	10.00%

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Asset/Liability Management and Market Risk

Market risk is the risk of loss in value or reduced earnings from adverse changes in market prices and interest rates. The Bank’s market risk arises primarily from interest rate risk in our lending, investments, and deposit taking activities. Interest rate risk primarily occurs to the degree that the Bank’s interest-bearing liabilities reprice or mature on a different basis and frequency than its interest-earning assets. The Bank actively monitors and manages its portfolios to limit the adverse effects on net interest income and economic value due to changes in interest rates. The Asset Liability Committee is responsible for implementing the Bank’s interest rate risk management policy established by the Board of Directors that sets forth limits of acceptable changes in net interest income (“NII”) and economic value of equity (“EVE”) due to specified changes in interest rates. Management monitors asset and liability maturities and repricing characteristics on a regular basis and evaluates its interest rate risk as it relates to operational strategies.

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

The following table shows the projected NII and net interest margin of the Company at March 31, 2024 and December 31, 2023, assuming instantaneous parallel interest rate shifts in the first month of the following quarter:

March 31, 2024
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
300	656,756	44,467	7.3	3.96
200	645,107	32,818	5.4	3.89
100	631,033	18,744	3.1	3.80
Static	612,289	—	—	3.69
-100	589,948	(22,341)	(3.6)	3.55
-200	562,150	(50,139)	(8.2)	3.39
-300	535,939	(76,350)	(12.5)	3.23

December 31, 2023
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
300	667,387	40,063	6.4	3.69
200	656,958	29,634	4.7	3.63
100	643,837	16,513	2.6	3.56
Static	627,324	—	—	3.47
-100	601,798	(25,526)	(4.1)	3.33
-200	569,355	(57,969)	(9.2)	3.15
-300	534,151	(93,173)	(14.9)	2.95

The following table shows the EVE and projected change in the EVE of the Company at March 31, 2024 and December 31, 2023, assuming instantaneous parallel interest rate shifts in the first month of the following quarter:

March 31, 2024
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
300	2,778,997	(413,729)	(13.0)	17.70
200	2,980,178	(212,548)	(6.7)	18.11
100	3,124,266	(68,460)	(2.1)	18.05
Static	3,192,726	—	—	17.51
-100	3,130,295	(62,431)	(2.0)	16.28
-200	2,953,612	(239,114)	(7.5)	14.57
-300	2,680,767	(511,959)	(16.0)	12.42

December 31, 2023
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
300	2,918,718	(236,315)	(7.5)	17.70
200	3,073,927	(81,106)	(2.6)	18.11
100	3,155,901	868	—	18.05
Static	3,155,033	—	—	17.51
-100	3,022,479	(132,554)	(4.2)	16.28
-200	2,785,592	(369,441)	(11.7)	14.57
-300	2,445,055	(709,978)	(22.5)	12.42

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in legal proceedings occurring in the ordinary course of business. Management believes that none of the legal proceedings occurring in the ordinary course of business, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

Item 1A.  Risk Factors

The section titled Risk Factors in Part I, Item 1A of our 2023 Form 10-K included a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in the Company. There are no material changes to our risk factors as previously described under Item 1A of our 2023 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 11, 2021, the Company’s Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock. The stock repurchase program may be limited or terminated at any time without notice. During the first quarter of 2024, the Company did not repurchase any shares of common stock.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the first quarter of 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 to January 31, 2024	—	$—	—	4,245,056
February 1, 2024 to February 29, 2024	—	—	—	4,245,056
March 1, 2024 to March 31, 2024	—	—	—	4,245,056
Total	—		—
Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6.  Exhibits

Exhibit 3.1	Second Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc. (1)
Exhibit 3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (1)
Exhibit 4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (2)
Exhibit 4.2	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the SEC upon request.
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page of Pacific Premier Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (contained in Exhibit 101)

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

PACIFIC PREMIER BANCORP, INC.,

Date:	April 26, 2024	By:	/s/ Steven R. Gardner
Steven R. Gardner
Chairman, Chief Executive Officer, and President
(Principal Executive Officer)

Date:	April 26, 2024	By:	/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)