Form 10-Q
period 2024-06-30
PACIFIC PREMIER BANCORP INC
filed 2024-07-26
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. (See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act).

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
The number of shares outstanding of the registrant’s common stock as of July 19, 2024 was 96,424,809.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED JUNE 30, 2024

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except par value and share data)	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$163,524	$146,696
Interest-bearing deposits with financial institutions	736,293	789,777
Cash and cash equivalents	899,817	936,473
Interest-bearing time deposits with financial institutions	996	995
Investments securities held-to-maturity, at amortized cost, net of allowance for credit losses of $129 and $126 (fair value of $1,427,324 and $1,485,506) at June 30, 2024 and December 31, 2023, respectively	1,710,141	1,729,541
Investment securities available-for-sale, at fair value	1,320,050	1,140,071
FHLB, FRB, and other stock	97,037	99,225
Loans held for sale, at lower of cost or fair value	140	—
Loans held for investment	12,489,951	13,289,020
Allowance for credit losses	(183,803)	(192,471)
Loans held for investment, net	12,306,148	13,096,549
Accrued interest receivable	69,629	68,516
Other real estate owned	—	248
Premises and equipment, net	52,137	56,676
Deferred income taxes, net	108,607	113,580
Bank owned life insurance	477,694	471,178
Intangible assets	37,686	43,285
Goodwill	901,312	901,312
Other assets	350,931	368,996
Total assets	$18,332,325	$19,026,645
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$4,616,124	$4,932,817
Interest-bearing:
Checking	2,776,212	2,899,621
Money market/savings	4,844,585	4,868,442
Retail certificates of deposit	1,906,552	1,684,560
Wholesale/brokered certificates of deposit	484,181	610,186
Total interest-bearing	10,011,530	10,062,809
Total deposits	14,627,654	14,995,626
FHLB advances and other borrowings	200,000	600,000
Subordinated debentures	332,160	331,842
Accrued expenses and other liabilities	248,747	216,596
Total liabilities	15,408,561	16,144,064
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at June 30, 2024 and December 31, 2023; 96,434,047 shares and 95,860,092 shares issued and outstanding, respectively	941	938
Additional paid-in capital	2,383,615	2,377,131
Retained earnings	629,341	604,137
Accumulated other comprehensive loss	(90,133)	(99,625)
Total stockholders’ equity	2,923,764	2,882,581
Total liabilities and stockholders’ equity	$18,332,325	$19,026,645
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands, except share data)	2024	2023	2024	2023
INTEREST INCOME
Loans	$167,547	$182,852	$340,522	$363,810
Investment securities and other interest-earning assets	40,507	42,536	80,963	82,921
Total interest income	208,054	225,388	421,485	446,731
INTEREST EXPENSE
Deposits	64,229	53,580	123,735	93,814
FHLB advances and other borrowings	2,330	7,155	6,567	15,093
Subordinated debentures	5,101	4,561	9,662	9,122
Total interest expense	71,660	65,296	139,964	118,029
Net interest income before provision for credit losses	136,394	160,092	281,521	328,702
Provision for credit losses	1,265	1,499	5,117	4,515
Net interest income after provision for credit losses	135,129	158,593	276,404	324,187
NONINTEREST INCOME
Loan servicing income	510	493	1,039	1,066
Service charges on deposit accounts	2,710	2,670	5,398	5,299
Other service fee income	309	315	645	611
Debit card interchange fee income	925	914	1,690	1,717
Earnings on bank owned life insurance	4,218	3,487	8,377	6,861
Net gain from sales of loans	65	345	65	374
Net gain from sales of investment securities	—	—	—	138
Trust custodial account fees	8,950	9,360	19,592	20,385
Escrow and exchange fees	702	924	1,398	1,982
Other (loss) income	(167)	2,031	5,792	3,292
Total noninterest income	18,222	20,539	43,996	41,725
NONINTEREST EXPENSE
Compensation and benefits	53,140	53,424	107,270	107,717
Premises and occupancy	10,480	11,615	21,287	23,357
Data processing	7,754	7,488	15,265	14,753
Other real estate owned operations, net	—	8	46	116
FDIC insurance premiums	1,873	2,357	4,502	4,782
Legal and professional services	1,078	4,716	5,221	10,217
Marketing expense	1,724	1,879	3,282	3,717
Office expense	1,077	1,280	2,170	2,512
Loan expense	840	567	1,610	1,213
Deposit expense	12,289	9,194	24,954	17,630
Amortization of intangible assets	2,763	3,055	5,599	6,226
Other expense	4,549	5,061	8,994	9,756
Total noninterest expense	97,567	100,644	200,200	201,996
Net income before income taxes	55,784	78,488	120,200	163,916
Income tax expense	13,879	20,852	31,270	43,718
Net income	$41,905	$57,636	$88,930	$120,198
EARNINGS PER SHARE
Basic	$0.43	$0.60	$0.92	$1.26
Diluted	0.43	0.60	0.92	1.26
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	94,628,201	94,166,083	94,489,230	94,012,799
Diluted	94,716,205	94,215,967	94,597,559	94,192,341

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income	$41,905	$57,636	$88,930	$120,198
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale, net of income taxes (1)	2,983	(15,550)	4,373	20,850
Reclassification adjustment for net gain on sales of securities included in net income, net of income taxes (2)	—	—	—	(99)
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of income taxes (3)	—	—	—	(36,076)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of income taxes (4)	2,600	2,812	5,119	5,105
Other comprehensive income (loss), net of tax	5,583	(12,738)	9,492	(10,220)
Comprehensive income, net of tax	$47,488	$44,898	$98,422	$109,978
______________________________
(1) Income tax expense (benefit) of the unrealized gain (loss) on securities was $1.2 million and $(6.2) million for the three months ended June 30, 2024 and 2023, respectively, and $1.7 million and $8.3 million for the six months ended June 30, 2024 and 2023, respectively.
(2) Income tax expense on the reclassification adjustment for net gain on sales of securities included in net income was zero and zero for the three months ended June 30, 2024 and 2023, respectively, and zero and $39,000 for the six months ended June 30, 2024 and 2023, respectively.
(3) Income tax (benefit) expense on the unrealized loss on securities transferred from available-for-sale to held-to-maturity was zero for each of the three months ended June 30, 2024 and 2023, respectively, and zero and $(14.3) million for the six months ended June 30, 2024 and 2023, respectively.
(4) Income tax expense on the amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity included in net income was $1.0 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively, and $2.0 million and $2.0 million for the six months ended June 30, 2024 and 2023, respectively.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2024
(Unaudited)

(Dollars in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2023	95,860,092	$938	$2,377,131	$604,137	$(99,625)	$2,882,581
Net income	—	—	—	88,930	—	88,930
Other comprehensive income	—	—	—	—	9,492	9,492
Cash dividends declared ($0.66 per common share)	—	—	—	(63,458)	—	(63,458)
Dividend equivalents declared ($0.66 per restricted stock unit)	—	—	268	(268)	—	—
Share-based compensation expense	—	—	10,884	—	—	10,884
Issuance of restricted stock, net	806,001	3	(3)	—	—	—
Restricted stock surrendered and canceled	(243,472)	—	(4,852)	—	—	(4,852)
Exercise of stock options	11,426	—	187	—	—	187
Balance at June 30, 2024	96,434,047	$941	$2,383,615	$629,341	$(90,133)	$2,923,764

Balance at March 31, 2024	96,459,966	$941	$2,378,171	$619,405	$(95,716)	$2,902,801
Net income	—	—	—	41,905	—	41,905
Other comprehensive income	—	—	—	—	5,583	5,583
Cash dividends declared ($0.33 per common share)	—	—	—	(31,823)	—	(31,823)
Dividend equivalents declared ($0.33 per restricted stock unit)	—	—	146	(146)	—	—
Share-based compensation expense	—	—	5,434	—	—	5,434
Issuance of restricted stock, net	19,500	—	—	—	—	—
Restricted stock surrendered and canceled	(46,585)	—	(161)	—	—	(161)
Exercise of stock options	1,166	—	25	—	—	25
Balance at June 30, 2024	96,434,047	$941	$2,383,615	$629,341	$(90,133)	$2,923,764

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

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$88,930	$120,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	6,097	7,111
Provision for credit losses	5,117	4,515
Share-based compensation expense	10,884	9,272
Loss on sales and disposals of premises and equipment	6	35
Loss (gain) on sale or write down of other real estate owned	28	(106)
Net (accretion) amortization of discounts/premium on securities	(6,403)	7,289
Net (accretion) of discounts/premiums for acquired loans and deferred loan fees/costs	(6,411)	(8,369)
(Gain) on sale of investment securities available-for-sale	—	(138)
(Gain) on debt extinguishment	(5,067)	—
(Gain) on sales of loans	(65)	(374)
Deferred income tax expense	1,234	2,802
Income from bank owned life insurance, net	(6,977)	(5,550)
Amortization of intangible assets	5,599	6,226
Origination of loans held for sale, net of principal payments received	(1,006)	(766)
Proceeds from the sales of loans held for sale	1,280	833
Net change in accrued expenses and other liabilities	(16,502)	21,752
Net change in accrued interest receivable and other assets	46,745	11,679
Net cash provided by operating activities	123,489	176,409
Cash flows from investing activities:
Net (increase) decrease in interest-bearing time deposits with financial institutions	(1)	247
Proceeds from sales of other real estate owned	209	3,307
Loan (originations) and payments, net	734,144	989,184
Proceeds from sales of loans classified as loans held for investment	55,625	84,472
Purchase of securities held-to-maturity	—	(8,000)
Proceeds from prepayments and maturities of securities held-to-maturity	22,032	21,454
Purchase of securities available-for-sale	(564,079)	(224,347)
Proceeds from prepayments and maturities of securities available-for-sale	425,294	124,796
Proceeds from sales of securities available-for-sale	—	304,320
Proceeds from the sales of premises and equipment	2	3
Proceeds from surrender of bank owned life insurance	352	—
Purchase of premises and equipment	(1,566)	(4,133)
Net change in FHLB, FRB, and other stock	2,017	1,911
Funding of Community Reinvestment Act (“CRA”) investments, net	(3,146)	(26,164)
Net cash provided by investing activities	670,883	1,267,050
Cash flows from financing activities:
Net change in deposit accounts	$(367,972)	$(812,526)
Net change in short-term borrowings	—	(200,000)
Repayments of long-term borrowings	(394,933)	—
Cash dividends paid	(63,458)	(62,969)
Proceeds from exercise of stock options	187	246
Restricted stock surrendered and canceled	(4,852)	(5,782)
Net cash used in financing activities	(831,028)	(1,081,031)
Net (decrease) increase in cash and cash equivalents	(36,656)	362,428
Cash and cash equivalents, beginning of period	936,473	1,101,249
Cash and cash equivalents, end of period	$899,817	$1,463,677

Supplemental cash flow disclosures:
Interest paid	$141,280	$105,459
Income taxes (refunded) paid, net	(3,470)	1,071
Noncash investing activities during the period:
Transfers from loans held for investment to loans held for sale	55,974	84,993
Loans held for sale transfer to loans held for investment	—	1,287
Other real estate owned transferred from loans held for investment	—	7,156
Transfers of investment securities from available-for-sale to held-to-maturity	—	360,347
Transfers of CRA investment securities from FHLB, FRB, and other stock to other assets	—	12,601
Recognition of operating lease right-of-use assets	(4,357)	(1,804)
Recognition of operating lease liabilities	4,131	1,949
Receivable on unsettled security maturity	25,000	—
Due on unsettled security purchases	(49,513)	—

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements reflect all normal recurring adjustments and accruals that are necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods presented. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2024.

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

Note 2 – Recently Issued Accounting Pronouncements

Accounting Standards Adopted in 2024

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) 2023-02, Investments - Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, a consensus of the Emerging Issues Task Force. The amendments in this Update allow the option for an entity to apply the proportional amortization method of accounting to other equity investments that are made for the primary purpose of receiving income tax credits or other income tax benefits, if certain conditions are met. Prior to this Update, the application of the proportional amortization method of accounting was limited to investments in low income housing tax credit structures. The proportional amortization method of accounting results in the amortization of applicable investments, as well as the related income tax credits or other income tax benefits received, being presented on a single line in the statements of income, that is income tax expense. Under this Update, an entity has the option to apply the proportional amortization method of accounting to applicable investments on a tax-credit-program-by-tax-credit-program basis. In addition, the amendments in this Update require that all tax equity investments accounted for using the proportional amortization method use the delayed equity contribution guidance in paragraph 323-740-25-3, requiring a liability be recognized for delayed equity contributions that are unconditional and legally binding or for equity contributions that are contingent upon a future event when that contingent event becomes probable. Under this Update, low income housing tax credit investments for which the proportional amortization method is not applied can no longer be accounted for using the delayed equity contribution guidance. Further, this Update specifies that tax equity investments accounted for using the equity method must apply the impairment guidance in Subtopic 323-10 - Investments - Equity Method and Joint Ventures - Overall. This Update also clarifies that for low income housing tax credit investments not accounted for under the proportional amortization method or the equity method, an entity shall account for them under Topic 321 - Investments - Equity Securities. The amendments in this Update also require additional disclosures in interim and annual periods concerning investments for which the proportional amortization method is applied, including (i) the nature of tax equity investments, and (ii) the effect of tax equity investments and related income tax credits and other income tax benefits on the financial position and results of operations. The provisions of this Update became effective for the Company for interim and annual periods beginning January 1, 2024. Refer to Note 14 – Tax Equity Investments for additional information. The adoption of this Update did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Guidance Not Yet Effective

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The FASB issued this Update to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this Update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid. The amendments in this Update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this Update on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segments. The amendments in this Update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis. Amendments in this Update include: a requirement that a public entity provide all annual disclosures about a reportable segment’s profit or loss in its interim period disclosures, disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), disclosure of amounts for other segment items by reportable segment and a description of its composition, clarification that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit or loss, requires that a public entity disclose the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss, and requires that a public entity that has a single reportable segment provide all the disclosures required by this Update as well as all existing disclosures required in Topic 280. The amendments in this Update are effective for the Company beginning with its 2024 annual financial statement disclosures for the year ended December 31, 2024, and for all interim and annual periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact of this Update.

Note 3 – Significant Accounting Policies

Our accounting policies are described in Note 1 - Description of Business and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2023 Form 10-K. As of June 30, 2024, there were no significant changes to accounting policies from those disclosed in our audited consolidated financial statements included in our 2023 Form 10-K.

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

Note 4 – Investment Securities

The amortized cost and estimated fair value of available-for-sale (“AFS”) investment securities were as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
AFS investment securities:
June 30, 2024
U.S. Treasury	$763,352	$171	$(412)	$763,111
Agency	1,583	—	(57)	1,526
Corporate	441,365	207	(28,910)	412,662
Collateralized mortgage obligations	143,625	8	(882)	142,751
Total AFS investment securities	$1,349,925	$386	$(30,261)	$1,320,050

December 31, 2023
U.S. Treasury	$538,899	$381	$(24)	$539,256
Agency	1,941	—	(73)	1,868
Corporate	481,499	52	(35,208)	446,343
Collateralized mortgage obligations	153,701	—	(1,097)	152,604
Total AFS investment securities	$1,176,040	$433	$(36,402)	$1,140,071

The carrying amount and estimated fair value of held-to-maturity (“HTM”) investment securities were as follows:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Gain	Gross Unrecognized Loss	Estimated Fair Value
HTM investment securities:
June 30, 2024
Municipal bonds	$1,145,563	$(129)	$1,145,434	$49	$(235,842)	$909,641
Collateralized mortgage obligations	323,532	—	323,532	1,023	(11,801)	312,754
Mortgage-backed securities	224,953	—	224,953	76	(36,322)	188,707
Other	16,222	—	16,222	—	—	16,222
Total HTM investment securities	$1,710,270	$(129)	$1,710,141	$1,148	$(283,965)	$1,427,324

December 31, 2023
Municipal bonds	$1,146,244	$(126)	$1,146,118	$819	$(206,361)	$940,576
Collateralized mortgage obligations	334,997	—	334,997	1,565	(9,570)	326,992
Mortgage-backed securities	232,157	—	232,157	310	(30,798)	201,669
Other	16,269	—	16,269	—	—	16,269
Total HTM investment securities	$1,729,667	$(126)	$1,729,541	$2,694	$(246,729)	$1,485,506
The Company reassesses classification of certain investments as part of the ongoing review of the investment securities portfolio. During the first half of 2024, there were no transfers of AFS securities to HTM securities.

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

Investment securities with carrying values of $2.57 billion and $2.80 billion as of June 30, 2024 and December 31, 2023, respectively, were pledged to other borrowings, secure public deposits, and for other purposes as required or permitted by law. Investment securities with carrying values of $2.38 billion and $1.41 billion as of June 30, 2024 and December 31, 2023, respectively, were pledged to the Federal Reserve's discount window to increase the Company’s access to funding and provide liquidity.

Unrealized Gains and Losses

Unrealized gains and losses on AFS investment securities, net of tax, are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At June 30, 2024, the Company had a net unrealized loss on AFS investment securities of $29.9 million, or $21.4 million net of tax in accumulated other comprehensive loss, compared to a net unrealized loss of $36.0 million, or $25.8 million net of tax in accumulated other comprehensive loss, at December 31, 2023.

For investment securities transferred from AFS to HTM, the net after-tax unrealized gains and losses at the date of transfer continue to be reported in stockholders’ equity as accumulated other comprehensive loss and are amortized over the remaining lives of the securities with an offsetting entry to interest income as an adjustment of yield in a manner consistent with the amortization of a premium or discount, with an offsetting entry to interest income for the accretion of the unrealized loss associated with the transferred securities. At June 30, 2024, the unrealized loss on investment securities transferred from AFS to HTM was $95.8 million, or $68.7 million net of tax. At December 31, 2023, the unrealized loss on investment securities transferred from AFS to HTM was $102.9 million, or $73.9 million net of tax.

The table below summarizes the number, fair value, and gross unrealized holding losses of the Company’s AFS investment securities in an unrealized loss position for which an allowance for credit losses (the “ACL”) has not been recorded as of the dates indicated, aggregated by investment category and length of time in a continuous loss position.

	June 30, 2024
	Less than 12 Months			12 Months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
AFS investment securities:
U.S. Treasury	25	$614,355	$(412)	—	$—	$—	25	$614,355	$(412)
Agency	—	—	—	4	1,526	(57)	4	1,526	(57)
Corporate	4	39,450	(132)	36	317,976	(28,778)	40	357,426	(28,910)
Collateralized mortgage obligations	—	—	—	25	125,430	(882)	25	125,430	(882)
Total AFS investment securities	29	$653,805	$(544)	65	$444,932	$(29,717)	94	$1,098,737	$(30,261)

	December 31, 2023
	Less than 12 Months			12 Months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
AFS investment securities:
U.S. Treasury	4	$98,622	$(24)	—	$—	$—	4	$98,622	$(24)
Agency	—	—	—	4	1,868	(73)	4	1,868	(73)
Corporate	1	4,989	(3)	47	431,353	(35,205)	48	436,342	(35,208)
Collateralized mortgage obligations	—	—	—	28	152,604	(1,097)	28	152,604	(1,097)
Total AFS investment securities	5	$103,611	$(27)	79	$585,825	$(36,375)	84	$689,436	$(36,402)

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

For additional information concerning the ACL on investment securities, refer to Note 1 - Description of Business and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2023 Form 10-K.

At June 30, 2024 and December 31, 2023, the Company had an ACL of $129,000 and $126,000, respectively, for HTM investment securities classified as municipal bonds. The following table presents a rollforward by major security type of the ACL on the Company's HTM debt securities as of and for the periods indicated:

	Three Months Ended June 30, 2024
(Dollars in thousands)	Balance, March 31, 2024	Provision (Recapture) for Credit Losses	Balance, June 30, 2024
HTM investment securities:
Municipal bonds	$115	$14	$129

	Three Months Ended June 30, 2023
(Dollars in thousands)	Balance, March 31, 2023	Provision (Recapture) for Credit Losses	Balance, June 30, 2023
HTM investment securities:
Municipal bonds	$227	$(114)	$113

	Six Months Ended June 30, 2024
(Dollars in thousands)	Balance, December 31, 2023	Provision (Recapture) for Credit Losses	Balance, June 30, 2024
HTM investment securities:
Municipal bonds	$126	$3	$129

	Six Months Ended June 30, 2023
(Dollars in thousands)	Balance, December 31, 2022	Provision (Recapture) for Credit Losses	Balance, June 30, 2023
HTM investment securities:
Municipal bonds	$43	$70	$113

The Company had no ACL for AFS investment securities at June 30, 2024 and December 31, 2023. The Company performed a qualitative assessment of these investments as of June 30, 2024 and determined that unrealized losses during the second quarter of 2024 were the result of general market conditions, including changes in interest rates, and does not believe the declines in fair value were credit related. As of June 30, 2024, the Company had not recorded credit losses on AFS securities that were in an unrealized loss position due to the high credit quality of the investments, with investment grade ratings, and many of them issued by U.S. government agencies. As of June 30, 2024, 69% of our AFS securities were U.S. Treasury, U.S. government agency, and U.S. government-sponsored enterprise securities. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. It is more likely than not that the Company will not be required to sell the securities prior to their anticipated recoveries, and at this time the Company does not intend to sell these securities. There was no provision for credit losses recognized for AFS investment securities during the six months ended June 30, 2024 and 2023.

At June 30, 2024 and December 31, 2023, there were no AFS or HTM securities on nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. At June 30, 2024 and December 31, 2023, there were no securities purchased with deterioration in credit quality since their origination.

Realized Gains and Losses

The following table presents the amortized cost of securities sold with related gross realized gains, gross realized losses, and net realized gains for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2024	2023	2024	2023
Amortized cost of AFS investment securities sold	$—	$—	$—	$304,182

Gross realized gains	$—	$—	$—	$986
Gross realized (losses)	—	—	—	(848)
Net realized gains on sales of AFS investment securities	$—	$—	$—	$138

Contractual Maturities

The amortized cost and estimated fair value of investment securities at June 30, 2024, by contractual maturity, are shown in the table below.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS investment securities:
U.S. Treasury	$516,044	$515,683	$247,308	$247,428	$—	$—	$—	$—	$763,352	$763,111
Agency	—	—	909	880	—	—	674	646	1,583	1,526
Corporate	33,004	32,991	203,424	201,827	204,937	177,844	—	—	441,365	412,662
Collateralized mortgage obligations	49	49	46,075	45,937	52,876	52,532	44,625	44,233	143,625	142,751
Total AFS investment securities	549,097	548,723	497,716	496,072	257,813	230,376	45,299	44,879	1,349,925	1,320,050
HTM investment securities:
Municipal bonds	—	—	32,388	29,966	47,410	41,150	1,065,765	838,525	1,145,563	909,641
Collateralized mortgage obligations	—	—	69	69	—	—	323,463	312,685	323,532	312,754
Mortgage-backed securities	—	—	1,923	1,971	3,469	3,495	219,561	183,241	224,953	188,707
Other	—	—	—	—	—	—	16,222	16,222	16,222	16,222
Total HTM investment securities	—	—	34,380	32,006	50,879	44,645	1,625,011	1,350,673	1,710,270	1,427,324
Total investment securities	$549,097	$548,723	$532,096	$528,078	$308,692	$275,021	$1,670,310	$1,395,552	$3,060,195	$2,747,374

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

The following table presents the composition of the loan portfolio for the periods indicated:

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Investor loans secured by real estate
CRE non-owner-occupied	$2,245,474	$2,421,772
Multifamily	5,473,606	5,645,310
Construction and land	453,799	472,544
SBA secured by real estate	33,245	36,400
Total investor loans secured by real estate	8,206,124	8,576,026
Business loans secured by real estate
CRE owner-occupied	2,096,485	2,191,334
Franchise real estate secured	274,645	304,514
SBA secured by real estate	46,543	50,741
Total business loans secured by real estate	2,417,673	2,546,589
Commercial loans
Commercial and industrial	1,554,735	1,790,608
Franchise non-real estate secured	257,516	319,721
SBA non-real estate secured	10,346	10,926
Total commercial loans	1,822,597	2,121,255
Retail loans
Single family residential	70,380	72,752
Consumer	1,378	1,949
Total retail loans	71,758	74,701
Loans held for investment before basis adjustment (1)	12,518,152	13,318,571
Basis adjustment associated with fair value hedge (2)	(28,201)	(29,551)
Loans held for investment	12,489,951	13,289,020
Allowance for credit losses for loans held for investment	(183,803)	(192,471)
Loans held for investment, net	$12,306,148	$13,096,549

Total unfunded loan commitments	$1,601,870	$1,703,470
Loans held for sale, at lower of cost or fair value	$140	$—
______________________________
(1) Includes net deferred origination costs (fees) of $1.4 million and $(74,000), and unaccreted fair value net purchase discounts of $38.6 million and $43.3 million as of June 30, 2024 and December 31, 2023, respectively.
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

Loans Serviced for Others and Loan Securitization

The Company generally retains the servicing rights of the guaranteed portion of SBA loans sold, for which the Company initially records a servicing asset at fair value within its other assets category. Servicing assets are subsequently measured using the amortization method and amortized to noninterest income. At June 30, 2024 and December 31, 2023, the servicing assets totaled $1.2 million and $1.6 million, respectively, and were included in other assets in the Company’s consolidated statement of financial condition. Servicing assets are evaluated for impairment based upon the fair value of the servicing rights as compared to carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. At June 30, 2024 and December 31, 2023, the Company determined that no valuation allowance was necessary.

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

To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse Freddie Mac for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date of December 23, 2016. The liability recorded for Company’s exposure to the reimbursement agreement with Freddie Mac was $345,000 as of June 30, 2024 and December 31, 2023.

Loans sold and serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans and participations serviced for others was $340.1 million at June 30, 2024 and $373.8 million at December 31, 2023, respectively. Included in those totals are multifamily loans transferred through securitization with Freddie Mac of $44.2 million and $48.0 million at June 30, 2024 and December 31, 2023, respectively, and SBA participations serviced for others of $232.4 million and $258.1 million at June 30, 2024 and December 31, 2023, respectively.

Concentration of Credit Risk

As of June 30, 2024, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located predominately in California. The Company’s loan portfolio contains concentrations of credit in multifamily, CRE non-owner-occupied, CRE owner-occupied, and C&I business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and diversifies its loan portfolio through loan originations, purchases, and sales to meet approved concentration levels.

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus, and likewise in excess of 15% of the Bank’s unimpaired capital plus surplus for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $845.0 million for secured loans and $507.0 million for unsecured loans at June 30, 2024. In order to manage concentration risk, the Bank maintains a house lending limit well below these statutory maximums. At June 30, 2024, the Bank’s largest aggregate outstanding balance of loans to one borrower was $229.5 million comprised of C&I asset-based lines of credit.

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

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as well as the gross charge-offs on a year-to-date basis by year of origination as of June 30, 2024:

	Term Loans by Vintage
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term During the Period	Total
June 30, 2024
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$14,714	$33,008	$446,505	$522,148	$172,279	$1,016,217	$—	$—	$2,204,871
Special mention	—	—	3,585	—	—	—	—	—	3,585
Substandard	—	—	11,552	—	5,827	19,639	—	—	37,018
Multifamily
Pass	7,102	177,240	1,168,421	1,951,352	702,940	1,448,248	—	—	5,455,303
Special mention	—	—	—	18,303	—	—	—	—	18,303
Construction and land
Pass	8,331	64,180	297,667	77,655	2,225	3,317	—	—	453,375
Special mention	—	—	—	424	—	—	—	—	424
SBA secured by real estate
Pass	—	—	6,426	—	494	18,106	—	—	25,026
Special mention	—	—	—	—	—	1,130	—	—	1,130
Substandard	—	—	—	131	—	6,958	—	—	7,089
Total investor loans secured by real estate	30,147	274,428	1,934,156	2,570,013	883,765	2,513,615	—	—	8,206,124
Current period gross charge-offs	—	—	—	29	11,539	1,333	—	—	12,901
Business loans secured by real estate
CRE owner-occupied
Pass	13,495	21,080	536,561	608,665	215,350	619,662	—	—	2,014,813
Special mention	—	—	3,143	25,788	—	3,089	918	—	32,938
Substandard	—	—	9,743	—	5,323	33,668	—	—	48,734
Franchise real estate secured
Pass	1,215	9,761	41,222	107,252	25,040	86,774	—	—	271,264
Special mention	—	—	—	—	—	1,579	—	—	1,579
Substandard	—	—	—	—	—	1,802	—	—	1,802
SBA secured by real estate
Pass	—	112	9,786	7,088	1,210	24,477	—	—	42,673
Special mention	—	—	—	—	—	82	—	—	82
Substandard	—	—	—	—	—	3,788	—	—	3,788
Total loans secured by business real estate	14,710	30,953	600,455	748,793	246,923	774,921	918	—	2,417,673
Current period gross charge-offs	—	93	3,345	581	—	645	—	—	4,664
Commercial loans
Commercial and industrial
Pass	20,206	46,560	158,164	144,617	36,839	235,697	811,278	2,808	1,456,169
Special mention	250	1,411	1,515	2,404	194	27	16,013	7,369	29,183
Substandard	—	9,906	8,393	2,473	380	1,204	43,352	—	65,708
Doubtful	—	—	3,675	—	—	—	—	—	3,675

	Term Loans by Vintage
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term During the Period	Total
June 30, 2024
Franchise non-real estate secured
Pass	$—	$7,175	$60,339	$87,957	$9,637	$76,556	$—	$—	$241,664
Special mention	—	—	—	—	—	602	—	—	602
Substandard	—	—	1,568	306	2,188	11,188	—	—	15,250
SBA non-real estate secured
Pass	313	1,564	4,336	333	54	2,977	—	—	9,577
Substandard	—	—	504	—	134	131	—	—	769
Total commercial loans	20,769	66,616	238,494	238,090	49,426	328,382	870,643	10,177	1,822,597
Current period gross charge-offs	—	407	11	183	29	22	1,007	—	1,659
Retail loans
Single family residential
Pass	—	11	—	—	163	41,183	29,023	—	70,380
Consumer loans
Pass	—	—	—	2	3	408	965	—	1,378
Total retail loans	—	11	—	2	166	41,591	29,988	—	71,758
Current period gross charge-offs	—	—	—	—	—	835	—	—	835
Loans held for investment before basis adjustment (1)	$65,626	$372,008	$2,773,105	$3,556,898	$1,180,280	$3,658,509	$901,549	$10,177	$12,518,152
Total current period gross charge-offs	$—	$500	$3,356	$793	$11,568	$2,835	$1,007	$—	$20,059
______________________________
(1) Excludes the basis adjustment of $28.2 million to the carrying amount of certain loans included in fair value hedging relationships. Refer to Note 11 – Derivative Instruments for additional information.

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

The following tables stratify the loans held for investment portfolio by delinquency as of the periods indicated:

		Days Past Due(2)
(Dollars in thousands)	Current	30-59	60-89	90+	Total
June 30, 2024
Investor loans secured by real estate
CRE non-owner-occupied	$2,244,424	$—	$—	$1,050	$2,245,474
Multifamily	5,473,606	—	—	—	5,473,606
Construction and land	453,799	—	—	—	453,799
SBA secured by real estate	32,748	—	—	497	33,245
Total investor loans secured by real estate	8,204,577	—	—	1,547	8,206,124
Business loans secured by real estate
CRE owner-occupied	2,088,046	3,852	—	4,587	2,096,485
Franchise real estate secured	274,353	—	—	292	274,645
SBA secured by real estate	46,543	—	—	—	46,543
Total business loans secured by real estate	2,408,942	3,852	—	4,879	2,417,673
Commercial loans
Commercial and industrial	1,552,024	1,133	449	1,129	1,554,735
Franchise non-real estate secured	253,117	—	2,840	1,559	257,516
SBA not secured by real estate	9,811	—	—	535	10,346
Total commercial loans	1,814,952	1,133	3,289	3,223	1,822,597
Retail loans
Single family residential	70,380	—	—	—	70,380
Consumer loans	1,378	—	—	—	1,378
Total retail loans	71,758	—	—	—	71,758
Loans held for investment before basis adjustment (1)	$12,500,229	$4,985	$3,289	$9,649	$12,518,152

December 31, 2023
Investor loans secured by real estate
CRE non-owner-occupied	$2,421,360	$—	$—	$412	$2,421,772
Multifamily	5,645,310	—	—	—	5,645,310
Construction and land	472,544	—	—	—	472,544
SBA secured by real estate	35,980	—	—	420	36,400
Total investor loans secured by real estate	8,575,194	—	—	832	8,576,026
Business loans secured by real estate
CRE owner-occupied	2,186,679	—	—	4,655	2,191,334
Franchise real estate secured	304,222	292	—	—	304,514
SBA secured by real estate	50,604	137	—	—	50,741
Total business loans secured by real estate	2,541,505	429	—	4,655	2,546,589
Commercial loans
Commercial and industrial	1,788,855	228	1,294	231	1,790,608
Franchise non-real estate secured	318,162	1,559	—	—	319,721
SBA not secured by real estate	10,119	249	—	558	10,926
Total commercial loans	2,117,136	2,036	1,294	789	2,121,255
Retail loans
Single family residential	72,733	19	—	—	72,752
Consumer loans	1,949	—	—	—	1,949
Total retail loans	74,682	19	—	—	74,701
Loans held for investment before basis adjustment (1)	$13,308,517	$2,484	$1,294	$6,276	$13,318,571
______________________________
(1) Excludes the basis adjustment of $28.2 million and $29.6 million to the carrying amount of certain loans included in fair value hedging relationships as of June 30, 2024 and December 31, 2023, respectively. Refer to Note 11 – Derivative Instruments for additional information.
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

As of June 30, 2024, $52.1 million of loans were individually evaluated with a $237,000 ACL attributed to such loans. At June 30, 2024, $38.5 million of individually evaluated loans were evaluated based on the underlying value of the collateral, and $13.6 million were evaluated using a discounted cash flow approach. All individually evaluated loans were on nonaccrual status at June 30, 2024.

As of December 31, 2023, $24.8 million of loans were individually evaluated with no ACL attributed to such loans. At December 31, 2023, $12.2 million of individually evaluated loans were evaluated based on the underlying value of the collateral, and $12.6 million were evaluated using a discounted cash flow approach. All individually evaluated loans were on nonaccrual status at December 31, 2023.

The increase in individually evaluated loans during the first half of 2024 was primarily driven by a single, diversified commercial banking relationship with loans in CRE non-owner-occupied and C&I categories, totaling $26.1 million as of June 30, 2024.

Purchased Credit Deteriorated Loans

The Company analyzed acquired loans for more-than-insignificant deterioration in credit quality since their origination. Such loans are classified as purchased credit deteriorated (“PCD”) loans. Please see Note 1 - Description of Business and Summary of Significant Accounting Policies of our audited consolidated financial statements included in our 2023 Form 10-K for more information concerning the accounting for PCD loans. The Company had PCD loans of $328.0 million and $359.3 million at June 30, 2024 and December 31, 2023, respectively.

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

The Company typically does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the timely collection of principal or interest regardless of the length of past due status. However, when such loans are well-secured and in the process of collection, the Company may continue with the accrual of interest. The Company had loans on nonaccrual status of $52.1 million at June 30, 2024 and $24.8 million at December 31, 2023. The increase in nonaccrual loans at June 30, 2024 was primarily the result of a single, diversified commercial banking relationship with loans in CRE non-owner occupied and C&I categories, totaling $26.1 million, all of which were current as of June 30, 2024.

The Company did not record income from the receipt of cash payments related to nonaccruing loans during the three and six months ended June 30, 2024 and 2023. The Company had no loans 90 days or more past due and still accruing at June 30, 2024 and December 31, 2023.

The following tables provide a summary of nonaccrual loans as of the dates indicated:

	Nonaccrual Loans (1)
	Collateral Dependent Loans		Non-Collateral Dependent Loans		Total Nonaccrual Loans	Nonaccrual Loans with No ACL
(Dollars in thousands)	Balance	ACL	Balance	ACL
June 30, 2024
Investor loans secured by real estate
CRE non-owner-occupied	$19,381	$—	$—	$—	$19,381	$19,381
SBA secured by real estate	934	—	—	—	934	934
Total investor loans secured by real estate	20,315	—	—	—	20,315	20,315
Business loans secured by real estate
CRE owner-occupied	8,439	—	—	—	8,439	8,439
Franchise real estate secured	—	—	292	37	292	—
Total business loans secured by real estate	8,439	—	292	37	8,731	8,439
Commercial loans
Commercial and industrial	9,252	—	11,727	—	20,979	20,979
Franchise non-real estate secured	—	—	1,559	200	1,559	—
SBA non-real estate secured	535	—	—	—	535	535
Total commercial loans	9,787	—	13,286	200	23,073	21,514
Total nonaccrual loans	$38,541	$—	$13,578	$237	$52,119	$50,268

	Nonaccrual Loans (1)
(Dollars in thousands)	Collateral Dependent Loans	ACL	Non-Collateral Dependent Loans	ACL	Total Nonaccrual Loans	Nonaccrual Loans with No ACL
December 31, 2023
Investor loans secured by real estate
CRE non-owner-occupied	$412	$—	$—	$—	$412	$412
SBA secured by real estate	1,205	—	—	—	1,205	1,205
Total investor loans secured by real estate	1,617	—	—	—	1,617	1,617
Business loans secured by real estate
CRE owner-occupied	8,666	—	—	—	8,666	8,666
Total business loans secured by real estate	8,666	—	—	—	8,666	8,666
Commercial loans
Commercial and industrial	1,381	—	12,595	—	13,976	13,976
SBA non-real estate secured	558	—	—	—	558	558
Total commercial loans	1,939	—	12,595	—	14,534	14,534
Total nonaccrual loans	$12,222	$—	$12,595	$—	$24,817	$24,817
______________________________
(1) The ACL for nonaccrual loans is determined based on a discounted cash flow methodology unless the loan is considered collateral dependent; otherwise, the ACL for collateral dependent nonaccrual loans is determined based on the estimated fair value of the underlying collateral.

Residential Real Estate Loans In Process of Foreclosure

The Company had no consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of June 30, 2024 and December 31, 2023.

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

MLTBs were $28.0 million at June 30, 2024 and $12.6 million at December 31, 2023.

There was one MLTB during the three months ended June 30, 2024, compared to none during the three months ended June 30, 2023.

The following table shows the amortized cost of the MLTB by class and type of modification, as well as the percentage of the loans modified to the total class of loans at and during the three months ended June 30, 2024:

	Three Months Ended June 30, 2024
	Other-than-Insignificant Payment Delay and Term Extension
(Dollars in thousands)	Balance	Percent of Total Class of Loans
Investor loans secured by real estate
CRE non-owner-occupied	$16,296	0.73%
Total investor loans secured by real estate	$16,296

The following table shows the amortized cost of the MLTB by class and type of modification, as well as the percentage of the loans modified to the total class of loans at and during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024
	Combination of Other-than-Insignificant Payment Delay and Term Extension
(Dollars in thousands)	Balance	Percent of Total Class of Loans
Investor loans secured by real estate
CRE non-owner-occupied	16,296	0.73%
Total investor loans secured by real estate	16,296

	Six Months Ended June 30, 2023
	Term Extension
(Dollars in thousands)	Balance	Percent of Total
Business loans secured by real estate
CRE owner-occupied	851	0.04%
Total business loans secured by real estate	851

The following table describes the financial effect of the loan modification made for the borrower experiencing financial difficulty during the three and six months ended June 30, 2024:

Combination of Other-than-Insignificant Payment Delay and Term Extension
Investor loans secured by real estate
CRE non-owner-occupied	Consolidated 3 loans with varying maturities into a single loan that extended the weighted average maturity by 6 months and 2 years of interest only payments

The MLTB reported during the first quarter of 2023 matured during the second quarter of 2023. The following table describes the financial effect of the loan modification made for the borrower experiencing financial difficulty during the six months ended June 30, 2023:

Term Extension
Business loans secured by real estate
CRE owner-occupied	Extended term by 4 months

During the three and six months ended June 30, 2024 and 2023, there were no MLTBs that had a payment default and had been modified within the 12 months preceding the payment default (90 days or more past due).

The following table depicts the performance of the MLTBs as of the dates indicated:

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+	Total
June 30, 2024
Investor loans secured by real estate
CRE non-owner-occupied	$16,296	$—	$—	$—	$16,296
Total investor loans secured by real estate	16,296	—	—	—	16,296
Commercial loans
Commercial and industrial	$11,727	$—	$—	$—	$11,727
Total commercial loans	$11,727	$—	$—	$—	$11,727
Total	$28,023	$—	$—	$—	$28,023

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

The following tables summarize collateral dependent loans by collateral type as of the dates indicated:

(Dollars in thousands)	Office Properties	Retail Properties	Land Properties	Hotel Properties	Other CRE Properties	Business Assets	Total
June 30, 2024
Investor loan secured by real estate
CRE non-owner-occupied	$16,296	$1,050	$—	$—	$2,035	$—	$19,381
SBA secured by real estate	—	—	—	934	—	—	934
Total investor loans secured by real estate	16,296	1,050	—	934	2,035	—	20,315
Business loans secured by real estate
CRE owner-occupied	3,852	—	4,587	—	—	—	8,439
Total business loans secured by real estate	3,852	—	4,587	—	—	—	8,439
Commercial loans
Commercial and industrial	—	—	229	—	—	9,023	9,252
SBA non-real estate secured	—	—	—	—	—	535	535
Total commercial loans	—	—	229	—	—	9,558	9,787
Total collateral dependent loans	$20,148	$1,050	$4,816	$934	$2,035	$9,558	$38,541

December 31, 2023
Investor loan secured by real estate
CRE non-owner-occupied	$—	$412	$—	$—	$—	$—	$412
SBA secured by real estate	—	—	—	1,205	—	—	1,205
Total investor loans secured by real estate	—	412	—	1,205	—	—	1,617
Business loans secured by real estate
CRE owner-occupied	4,011	—	4,655	—	—	—	8,666
Total business loans secured by real estate	4,011	—	4,655	—	—	—	8,666
Commercial loans
Commercial and industrial	—	—	231	—	—	1,150	1,381
SBA non-real estate secured	—	—	—	—	—	558	558
Total commercial loans	—	—	231	—	—	1,708	1,939
Total collateral dependent loans	$4,011	$412	$4,886	$1,205	$—	$1,708	$12,222

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

The Company’s discounted cash flow ACL model for CRE and commercial loans uses internally derived estimates for prepayments in determining the amount and timing of future contractual cash flows expected to be collected. The estimate of future cash flows also incorporates estimates for contractual amounts the Company believes may not be collected, which are based on assumptions for PD, LGD, and EAD. The EAD is determined by the contractual payment schedule and expected payment profile of the loan, incorporating estimates for expected prepayments and future draws on revolving credit facilities. The Company discounts cash flows using the effective interest rate on the loan. The effective interest rate represents the contractual rate on the loan; adjusted for any purchase premiums, or discounts, and deferred fees and costs associated with an originated loan. The Company has made an accounting policy election to adjust the effective interest rate to take into consideration the effects of estimated prepayments. The ACL for loans is determined by measuring the amount by which a loan’s amortized cost exceeds its discounted cash flows expected to be collected. The ACL for credit facilities is determined by discounting estimates for cash flows not expected to be collected.

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

Economic Forecasts

In order to develop reasonable and supportable forecasts of future conditions, the Company estimates how those forecasts are expected to impact a borrower’s ability to satisfy their obligation to the Bank and the ultimate collectability of future cash flows over the life of a loan. The Company uses macroeconomic scenarios from an independent third party, which are based on past events, current conditions, and the likelihood of future events occurring. These scenarios are typically comprised of: a base-case scenario, an upside scenario, representing slightly better economic conditions than currently experienced and, a downside scenario, representing recessionary conditions. Management periodically evaluates appropriateness of economic scenarios and may decide that a particular economic scenario or a combination of probability-weighted economic scenarios should be used in the Company’s ACL model. The economic scenarios chosen for the model, the extent to which more than one scenario is used, and the weights that are assigned to them, are based on the likelihood that the economy would perform better than each scenario, which is based in part on analysis performed by an independent third party. Economic scenarios chosen, as well as the assumptions within those scenarios, and whether to use a probability-weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events. The Company’s ACL model at June 30, 2024 includes assumptions concerning the interest rate environment, general uncertainty concerning future economic conditions, and the potential for recessionary conditions.

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

The following tables provide the allocation of the ACL for loans held for investment as well as the activity in the ACL attributed to various segments in the loan portfolio as of, and for the periods indicated:

	Three Months Ended June 30, 2024
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner-occupied	$30,781	$(4,196)	$1,500	$1,653	$29,738
Multifamily	58,411	(7,372)	—	6,259	57,298
Construction and land	8,171	—	—	2,633	10,804
SBA secured by real estate	2,184	(153)	86	25	2,142
Business loans secured by real estate
CRE owner-occupied	28,760	—	121	(350)	28,531
Franchise real estate secured	7,258	—	—	(464)	6,794
SBA secured by real estate	4,288	—	1	(155)	4,134
Commercial loans
Commercial and industrial	37,107	(968)	148	(4,030)	32,257
Franchise non-real estate secured	14,320	—	1,375	(4,565)	11,130
SBA non-real estate secured	495	(6)	3	(10)	482
Retail loans
Single family residential	442	—	3	(46)	399
Consumer loans	123	(835)	—	806	94
Totals	$192,340	$(13,530)	$3,237	$1,756	$183,803

	Six Months Ended June 30, 2024
	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner occupied	$31,030	$(5,123)	$1,500	$2,331	$29,738
Multifamily	56,312	(7,372)	5	8,353	57,298
Construction and land	9,314	—	—	1,490	10,804
SBA secured by real estate	2,182	(406)	86	280	2,142
Business loans secured by real estate
CRE owner-occupied	28,787	(4,452)	184	4,012	28,531
Franchise real estate secured	7,499	(212)	—	(493)	6,794
SBA secured by real estate	4,427	—	2	(295)	4,134
Commercial loans
Commercial and industrial	36,692	(1,553)	187	(3,069)	32,257
Franchise non-real estate secured	15,131	(100)	1,375	(5,276)	11,130
SBA non-real estate secured	458	(6)	5	25	482
Retail loans
Single family residential	505	—	3	(109)	399
Consumer loans	134	(835)	—	795	94
Totals	$192,471	$(20,059)	$3,347	$8,044	$183,803

	Three Months Ended June 30, 2023
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner-occupied	$31,715	$(2,591)	$—	$2,421	$31,545
Multifamily	57,787	(73)	1	(2,067)	55,648
Construction and land	7,672	—	—	35	7,707
SBA secured by real estate	2,291	—	—	40	2,331
Business loans secured by real estate
CRE owner-occupied	29,334	(207)	12	(624)	28,515
Franchise real estate secured	7,790	—	—	(935)	6,855
SBA secured by real estate	4,415	—	80	16	4,511
Commercial loans
Commercial and industrial	37,659	(225)	169	1,983	39,586
Franchise non-real estate secured	15,721	—	—	(1,079)	14,642
SBA non-real estate secured	401	—	59	(61)	399
Retail loans
Single family residential	392	—	—	63	455
Consumer loans	211	(890)	—	818	139
Totals	$195,388	$(3,986)	$321	$610	$192,333

	Six Months Ended June 30, 2023
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner occupied	$33,692	$(2,657)	$15	$495	$31,545
Multifamily	56,334	(290)	1	(397)	55,648
Construction and land	7,114	—	—	593	7,707
SBA secured by real estate	2,592	—	—	(261)	2,331
Business loans secured by real estate
CRE owner-occupied	32,340	(2,370)	24	(1,479)	28,515
Franchise real estate secured	7,019	—	—	(164)	6,855
SBA secured by real estate	4,348	—	80	83	4,511
Commercial loans
Commercial and industrial	35,169	(1,348)	380	5,385	39,586
Franchise non-real estate secured	16,029	—	100	(1,487)	14,642
SBA non-real estate secured	441	—	65	(107)	399
Retail loans
Single family residential	352	(90)	1	192	455
Consumer loans	221	(895)	35	778	139
Totals	$195,651	$(7,650)	$701	$3,631	$192,333

The decrease in the ACL for loans held for investment during the three months ended June 30, 2024 of $8.5 million was reflective of $10.3 million in net charge-offs, partially offset by $1.8 million in provision for credit losses. During the six months ended June 30, 2024, the ACL for loans held for investment decreased $8.7 million, which was reflective of $16.7 million in net charge-offs, partially offset by $8.0 million in provision for credit losses. The provision for credit losses during the three and six months ended June 30, 2024 was largely attributed to increases associated with economic forecasts, which reflect changes in the CRE market overall, and other model updates, offset by a decrease in the balance of loans held of investment, changes in loan composition, and changes in asset quality.

Charge-offs during the three months ended June 30, 2024 were largely due to $11.5 million in charge-offs related to the sale of a substandard multifamily loan and a substandard non-owner-occupied CRE loan during the second quarter of 2024. For the six months ended June 30, 2024, charge-offs were largely attributed to the charge-offs recorded in the second quarter of 2024 as well as $5.7 million in charge-offs associated with the sale of special mention and substandard CRE and franchise loans during the first quarter of 2024.

The decrease in the ACL for loans held for investment during the three months ended June 30, 2023 of $3.1 million was reflective of $3.7 million in net charge-offs, partially offset by $610,000 in provision for credit losses. The provision for credit losses during the three months ended June 30, 2023 was largely attributed to increases associated with economic forecasts, offset by a decrease in the balance of loans held for investment. For the six months ended June 30, 2023, the ACL decreased $3.3 million. The decline in the ACL during this period was reflective of $6.9 million in net charge-offs, partially offset by $3.6 million in provision for credit losses. The provision for credit losses during the six months ended June 30, 2023 was largely attributed to increases associated with economic forecasts, as well as changes in asset quality, including specific reserves, offset by a decrease in loans held for investment. Charge-offs during the three months ended June 30, 2023 were largely attributed to one CRE non-owner occupied lending relationship and charge-offs in consumer loans. Charge-offs during the six months ended June 30, 2023 were largely attributed to one CRE non-owner occupied lending relationship and one CRE owner-occupied lending relationship.

Allowance for Credit Losses for Off-Balance Sheet Commitments

The Company maintains an ACL for off-balance sheet commitments related to unfunded loans and lines of credit, which is included in other liabilities of the consolidated statements of financial condition. The allowance for off-balance sheet commitments was $16.3 million at June 30, 2024, a decline of $505,000 from $16.8 million at March 31, 2024, and a decrease of $2.9 million from December 31, 2023. During the three months ended June 30, 2024, the provision recapture for off-balance sheet commitments was largely attributable to slightly lower loss rates for C&I loans, partially offset by a slight increase in the balance of unfunded commitments during the quarter. The provision recapture for off-balance sheet commitments during the six months ended June 30, 2024 was attributed largely to overall lower levels of unfunded commitments during the period.

During the three months ended June 30, 2023, the provision expense for off-balance sheet commitments of $1.0 million was attributable to higher loss rates in certain segments of the loan portfolio, partially offset by a decline in the balance of unfunded commitments. The provision expense during the six months ended June 30, 2023 was largely attributed to higher loss rates in certain loan segments, partially offset by changes in the mix of unfunded commitments between various loan segments, and a decrease in the balance of unfunded commitments.

The following table summarizes the activities in the ACL for off-balance sheet commitments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2024	2023	2024	2023
Beginning ACL balance	$16,839	$23,452	$19,264	$23,641
Provision for credit losses on off-balance sheet commitments	(505)	1,003	(2,930)	814
Ending ACL balance	$16,334	$24,455	$16,334	$24,455

Note 7 – Goodwill and Other Intangible Assets

The Company had goodwill of $901.3 million at June 30, 2024 and December 31, 2023. The Company did not record any adjustments to goodwill during the three months ended June 30, 2024 and June 30, 2023.

The Company’s policy is to assess goodwill for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe the value of goodwill may be impaired.

Other intangible assets with definite lives were $37.7 million at June 30, 2024, consisting of $35.8 million in core deposit intangibles and $1.9 million in customer relationship intangibles. At December 31, 2023, other intangibles assets were $43.3 million, consisting of $41.2 million in core deposit intangibles and $2.1 million in customer relationship intangibles. The following table summarizes the change in the balances of core deposit and customer relationship intangible assets, and the related accumulated amortization for the periods indicated below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2024	2023	2024	2023
Gross amount of intangible assets:
Beginning balance	$145,212	$145,212	$145,212	$145,212
Additions due to acquisitions	—	—	—	—
Ending balance	145,212	145,212	145,212	145,212
Accumulated amortization:
Beginning balance	(104,763)	(92,795)	(101,927)	(89,624)
Amortization	(2,763)	(3,055)	(5,599)	(6,226)
Ending balance	(107,526)	(95,850)	(107,526)	(95,850)
Net intangible assets	$37,686	$49,362	$37,686	$49,362

The Company amortizes core deposit intangibles and customer relationship intangibles based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of customer relationship intangibles. The amortization periods typically range from six to eleven years. The estimated aggregate amortization expense related to our core deposit and customer relationship intangible assets for each of the next five years succeeding December 31, 2023, in order from the present, is $11.1 million, $10.0 million, $8.9 million, $7.2 million, and $4.0 million. The Company’s core deposit and customer relationship intangibles are evaluated annually for impairment or more frequently if events and circumstances lead management to believe their value may not be recoverable. The Company is unaware of any events and/or circumstances that would indicate the value of customer relationship intangible assets are impaired as of June 30, 2024.

Note 8 – Subordinated Debentures

As of June 30, 2024, the Company had three subordinated notes with an aggregate carrying value of $332.2 million with a weighted interest rate of 6.51%, compared to $331.8 million with a weighted interest rate of 5.31% at December 31, 2023. The increase of $318,000 was primarily due to amortization of debt issuance costs.

The following table summarizes our outstanding subordinated debentures as of the dates indicated:

				Carrying Value
(Dollars in thousands)	Stated Maturity	Current Interest Rate	Current Principal Balance	June 30, 2024	December 31, 2023
Subordinated notes
Subordinated notes due 2024, 5.75% per annum	September 3, 2024	5.75%	$60,000	$59,970	$59,910
Subordinated notes due 2029, 4.875% per annum until May 15, 2024, 3-month term SOFR +2.762% thereafter	May 15, 2029	8.084%	125,000	123,768	123,641
Subordinated notes due 2030, 5.375% per annum until June 15, 2025, 3-month term SOFR +5.17% thereafter	June 15, 2030	5.375%	150,000	148,422	148,291
Total subordinated debentures			$335,000	$332,160	$331,842

Upon the cessation of LIBOR on June 30, 2023, the LIBOR-based benchmark rate after May 15, 2024 for our subordinated notes due 2029 transitioned to 3-month term SOFR as successor base rate plus the relevant spread adjustment.

In connection with the various issuances of subordinated notes, the Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade ratings of BBB+ and BBB for the Corporation’s senior unsecured debt and subordinated debt, respectively, and a deposit and senior unsecured debt rating of A- and subordinated debt of BBB+ for the Bank. The Corporation’s and Bank’s ratings were reaffirmed in May 2024 by KBRA.

For additional information on the Company’s subordinated debentures, see “Note 13 — Subordinated Debentures” to the audited consolidated financial statements in the Company’s 2023 Form 10-K.

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

The following tables set forth the Corporation’s earnings per share calculations for the periods indicated:

	Three Months Ended
(Dollars in thousands, except per share data)	June 30, 2024	June 30, 2023
Basic
Net income	$41,905	$57,636
Less: dividends and undistributed earnings allocated to participating securities	(786)	(995)
Net income allocated to common stockholders	$41,119	$56,641

Weighted average common shares outstanding	94,628,201	94,166,083
Basic earnings per common share	$0.43	$0.60

Diluted
Net income allocated to common stockholders	$41,119	$56,641

Weighted average common shares outstanding	94,628,201	94,166,083
Dilutive effect of share-based compensation	88,004	49,884
Weighted average diluted common shares	94,716,205	94,215,967
Diluted earnings per common share	$0.43	$0.60

	Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2024	June 30, 2023
Basic
Net income	$88,930	$120,198
Less: dividends and undistributed earnings allocated to participating securities	(1,570)	(1,829)
Net income allocated to common stockholders	$87,360	$118,369

Weighted average common shares outstanding	94,489,230	94,012,799
Basic earnings per common share	$0.92	$1.26

Diluted
Net income allocated to common stockholders	$87,360	$118,369

Weighted average common shares outstanding	94,489,230	94,012,799
Dilutive effect of share-based compensation	108,329	179,542
Weighted average diluted common shares	94,597,559	94,192,341
Diluted earnings per common share	$0.92	$1.26

Shares or stock options are excluded from the computations of diluted earnings per share when their inclusion have an anti-dilutive effect. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. For the three months ended June 30, 2024 and 2023, there were 44,647 and 151,379 weighted average common shares that were anti-dilutive. For the six months ended June 30, 2024 and 2023, there were 25,924 and 42,469 weighted average common shares that were anti-dilutive.

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

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	June 30, 2024
	Fair Value Measurement Using			Total Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Financial assets
AFS investment securities:
U.S. Treasury	$—	$763,111	$—	$763,111
Agency	—	1,526	—	1,526
Corporate	—	412,662	—	412,662
Collateralized mortgage obligations	—	142,751	—	142,751
Total AFS investment securities	$—	$1,320,050	$—	$1,320,050

Equity securities	$589	$—	$—	$589

Derivative assets:
Foreign exchange contracts	$4	$—	$—	$4
Interest rate swaps (1)	—	6,422	—	6,422
Total derivative assets	$4	$6,422	$—	$6,426

Financial liabilities
Derivative liabilities:
Interest rate swaps	$—	$11,987	$—	$11,987
Total derivative liabilities	$—	$11,987	$—	$11,987
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

The following table is a reconciliation of the fair value of the equity warrants that are classified as Level 3 and measured on a recurring basis as of:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2024	2023	2024	2023
Beginning balance	$—	$412	$—	$1,894
Change in fair value (1)	—	(5)	—	(25)
Net exercise	—	—	—	(1,462)
Ending balance	$—	$407	$—	$407
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

At June 30, 2024, the Company’s individually evaluated collateral dependent loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisals available to management. The Company completed partial charge-offs on certain individually evaluated loans based on recent real estate or property appraisals and recorded the related reserves where applicable during the six months ended June 30, 2024.

The following table presents our assets measured at fair value on a nonrecurring basis at the dates indicated. The total fair value of our assets measured at fair value on a nonrecurring basis was zero as of June 30, 2024.

(Dollars in thousands)	Fair Value Measurement Using			Total Fair Value
December 31, 2023	Level 1	Level 2	Level 3
Financial assets
Collateral dependent loans	$—	$—	$1,569	$1,569
Other real estate owned	—	—	248	248
Total assets	$—	$—	$1,817	$1,817

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

	June 30, 2024
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets
Cash and cash equivalents	$899,817	$899,817	$—	$—	$899,817
Interest-bearing time deposits with financial institutions	996	996	—	—	996
HTM investment securities	1,710,141	—	1,427,324	—	1,427,324
AFS investment securities	1,320,050	—	1,320,050	—	1,320,050
Equity securities	589	589	—	—	589
Loans held for sale	140	—	146	—	146
Loans held for investment, net	12,489,951	—	—	11,796,323	11,796,323
Derivative assets (1)	6,426	4	6,422	—	6,426
Accrued interest receivable	69,629	—	69,629	—	69,629
Liabilities
Deposit accounts	$14,627,654	$—	$14,643,853	$—	$14,643,853
FHLB advances	200,000	—	199,323	—	199,323
Subordinated debentures	332,160	—	324,577	—	324,577
Derivative liabilities	11,987	—	11,987	—	11,987
Accrued interest payable	17,356	—	17,356	—	17,356
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

Derivatives Designated as Hedging Instruments

Fair Value Hedges – The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. The Company entered into pay-fixed and receive-floating interest rate swaps associated with certain fixed rate loans, primarily multifamily and commercial real estate loans, to manage its exposure to changes in fair value on these instruments attributable to changes in the designated SOFR benchmark interest rate. These interest rate swaps are designated as fair value hedges using the portfolio layer method. The Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The fair value hedges are recorded as components of other assets and other liabilities in the Company’s consolidated statements of financial condition. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk, are recognized consistent with the classification of the hedged item in interest income in the Company’s consolidated statements of income. At June 30, 2024 and December 31, 2023, interest rate swaps with an aggregate notional amount of $1.35 billion and $1.35 billion respectively, were designated as fair value hedges.

The following amounts were recorded on the consolidated statement of financial condition related to cumulative basis adjustment for fair value hedges as of the dates indicated:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Loans held for investment (1)	$1,321,799	$1,320,449	$(28,201)	$(29,551)
Total	$1,321,799	$1,320,449	$(28,201)	$(29,551)
______________________________
(1) These amounts were included in the amortized cost basis of closed portfolios of loans held for investment used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At June 30, 2024 and December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $3.13 billion and $3.25 billion, respectively, the cumulative basis adjustments associated with these hedging relationships was $(28.2) million and $(29.6) million, respectively, and the amounts of the designated hedged items were $1.35 billion and $1.35 billion, respectively.

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

Equity Warrant Assets – The Company acquired equity warrant assets as a result of the acquisition of Opus. The warrants provide the Bank the right to purchase a specific number of equity shares of the underlying company’s equity at a certain price before expiration and contain net settlement terms qualifying as derivatives under ASC Topic 815. Changes in the fair value of the warrants are recognized as a component of noninterest income with a corresponding offset within other assets. The total fair value of the warrants held in private companies was zero in other assets as of June 30, 2024 and December 31, 2023. During 2023, the equity warrant assets were either settled or written off as the warrants were determined to not be exercisable until the underlying company’s fair market value is greater than the value established in the warrant agreement.

The following tables summarize the Company's derivative instruments included in “other assets” and “other liabilities” in the consolidated statements of financial condition as of the dates indicated:

	June 30, 2024
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments designated as hedging instruments:
Fair value hedge - interest rate swap contracts	$1,050,000	$29,590	$300,000	$21
Total derivative designated as hedging instruments	1,050,000	29,590	300,000	21
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	171	4	55	—
Interest rate swaps contracts	100,878	11,938	100,878	11,947
Total derivative not designated as hedging instruments	101,049	11,942	100,933	11,947
Total derivatives	$1,151,049	41,532	$400,933	11,968

Netting adjustments - cleared positions (1)		35,106		(19)
Total derivatives in the Statement of Financial Condition		$6,426		$11,987

	December 31, 2023
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments designated as hedging instruments:
Fair value hedge - interest rate swap contracts	$600,000	$34,541	$750,000	$3,184
Total derivative designated as hedging instruments	600,000	34,541	750,000	3,184
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	19	1	410	10
Interest rate swaps contracts	103,954	10,397	103,954	10,409
Total derivative not designated as hedging instruments	103,973	10,398	104,364	10,419
Total derivatives	$703,973	$44,939	$854,364	$13,603

Netting adjustments - cleared positions (1)		39,295		2,888
Total derivatives in the Statement of Financial Condition		$5,644		$10,715
______________________________
(1) Netting adjustments represents the variation margin payments that are considered legal settlements of derivative exposure and applied to net the fair value of the respective derivative contracts in accordance with the applicable accounting guidance on the settle-to-market rule for cleared derivatives.

The following table presents the effect of fair value hedge accounting on the consolidated statements of income:

		Three Months Ended		Six Months Ended
(Dollars in thousands)	Location of Gain (Loss) Recognized in Income on Derivative Instruments	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Gain (loss) on fair value hedging relationships:
Hedged items	Interest Income	$4,123	$(3,125)	$1,350	$8,796
Derivatives designated as hedging instruments	Interest Income	3,175	12,896	13,191	9,310

The following table summarizes the effect of the derivatives not designated as hedging instruments in the consolidated statements of income.

(Dollars in thousands)		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income on Derivative Instruments	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Foreign exchange contracts	Other income	$207	$263	$352	$483
Interest rate products	Other income	1	—	3	—
Equity warrants	Other income	—	(535)	—	(786)
Total		$208	$(272)	$355	$(303)

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

Financial instruments that are eligible for offset in the consolidated statements of financial condition as of the periods indicated are presented below:

	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition		Net Amount
(Dollars in thousands)				Financial Instruments (2)	Cash Collateral (3)
June 30, 2024
Derivative assets:
Interest rate swaps	$6,422	$—	$6,422	$—	$(5,110)	$1,312
Total	$6,422	$—	$6,422	$—	$(5,110)	$1,312

Derivative liabilities:
Interest rate swaps	$11,987	$—	$11,987	$—	$—	$11,987
Total	$11,987	$—	$11,987	$—	$—	$11,987

December 31, 2023
Derivative assets:
Interest rate swaps	$5,643	$—	$5,643	$—	$(4,610)	$1,033
Total	$5,643	$—	$5,643	$—	$(4,610)	$1,033

Derivative liabilities:
Interest rate swaps	$10,705	$—	$10,705	$—	$—	$10,705
Total	$10,705	$—	$10,705	$—	$—	$10,705
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

As of June 30, 2024 and December 31, 2023, the Company determined it was not the primary beneficiary of the VIEs and did not consolidate its interests in VIEs. The following table provides a summary of the carrying amount of assets and liabilities in the Company’s consolidated statements of financial condition and maximum exposure to loss as of June 30, 2024 and December 31, 2023 that relate to variable interests in non-consolidated VIEs.

	June 30, 2024			December 31, 2023
(Dollars in thousands)	Maximum Loss	Assets	Liabilities	Maximum Loss	Assets	Liabilities
Multifamily loan securitization:
Investment securities (1)	$44,233	$44,233	$—	$48,204	$48,204	$—
Reimbursement obligation (2)	44,239	—	345	47,994	—	345
Affordable housing partnership:
Other investments (3)	51,547	81,885	—	57,016	89,085	—
Unfunded equity commitments (2)	—	—	30,338	—	—	32,070
Total	$140,019	$126,118	$30,683	$153,214	$137,289	$32,415
______________________________
(1) Included in investment securities AFS on the consolidated statement of financial condition.
(2) Included in accrued expenses and other liabilities on the consolidated statement of financial condition.
(3) Included in other assets on the consolidated statement of financial condition.

Multifamily Loan Securitization

With respect to the securitization transaction with Freddie Mac discussed in Note 5 – Loans Held for Investment, the Company’s variable interests reside with the underlying Freddie Mac-issued guaranteed, structured pass-through certificates that were held as AFS investment securities at fair value as of June 30, 2024. Additionally, the Company has variable interests through a reimbursement agreement executed by Freddie Mac that obligates the Company to reimburse Freddie Mac for any defaulted contractual principal and interest payments identified after the ultimate resolution of the defaulted loans. Such reimbursement obligations are not to exceed 10% of the original principal amount of the loans comprising the securitization pool.

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

We believe that our maximum exposure to loss as a result of our involvement with the VIE associated with the securitization is the carrying value of the investment securities issued by Freddie Mac and purchased by the Company. Additionally, our maximum exposure to loss under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $50.9 million. However, as the total outstanding principal amount of the underlying loans decreased below the aforementioned threshold, the maximum exposure declined to the total outstanding principal amount of the underlying loans of $44.2 million at June 30, 2024 and $48.0 million at December 31, 2023. Based upon our analysis of quantitative and qualitative data over the underlying loans included in the securitization pool, as of June 30, 2024 and December 31, 2023, our reserve for estimated losses with respect to the reimbursement obligation was $345,000.

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

The Company’s maximum exposure to loss, exclusive of any potential realization of tax credits, is equal to the commitments invested, adjusted for amortization. The amount of unfunded commitments was included in the investments recognized as assets with a corresponding liability. The preceding table summarizes the amount of tax credit investments held as assets, the amount of unfunded commitments recognized as liabilities, and the maximum exposure to loss as of June 30, 2024 and December 31, 2023, respectively.

Note 14 – Tax Equity Investments

The Company makes investments in the equity of certain limited partnerships or limited liability companies that typically qualify for credit under the Community Reinvestment Act. Certain of these equity investments are associated with affordable housing projects that generate LIHTC and other income tax benefits for the Company.

The Company typically accounts for tax equity investments using the proportional amortization method, if certain criteria are met. The election to account for tax equity investments using the proportional amortization method is done so on a tax credit program-by-tax credit program basis. Under the proportional amortization method, the Company amortizes the initial cost of the investment, which is inclusive of any commitments to make future equity contributions, in proportion to the income tax credits and other income tax benefits that are allocated to the Company over the period of the investment. The net benefits of these investments, which are comprised of income tax credits and operating loss income tax benefits, net of investment amortization, are recognized in the income statement as a component of income tax expense. At June 30, 2024 and December 31, 2023, the carrying value of these investments was $81.9 million and $88.8 million, respectively, and are included in other assets in the consolidated statements of financial position.

As of June 30, 2024, the Company’s unfunded commitments associated with tax equity investments, which comprise of investments in affordable housing partnerships, were estimated to be paid as follows:

(Dollars in thousands)	Amount
Year Ending December 31,
2024	$6,022
2025	12,053
2026	8,516
2027	786
2028	463
Thereafter	2,498
Total unfunded commitments	$30,338

The following table presents income tax credits and other income tax benefits, as well as amortization expense, associated with investments in qualified affordable housing partnerships where the proportional amortization method of accounting has been applied for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2024	2023	2024	2023
Tax credit and other tax benefits recognized (1)	$4,217	$3,781	$8,434	$7,557
Amortization of investments (1)	3,475	3,054	$6,950	$6,104
______________________________
(1) Amounts for income tax credits and other income tax benefits, as well as amortization of investments, are included in income tax expense in the consolidated statements of income, and net change in accrued interest receivable and other assets on the consolidated statements of cash flows, for the periods presented above.

During the three and six months ended June 30, 2024, non-income-tax-related income of $371,000 associated with a tax equity investment was included in other income in the consolidated statements of income as well as net change in accrued interest receivable and other assets on the consolidated statements of cash flows. There was no non-income-tax-related activity associated with tax equity investments recorded outside of income tax expense for the three and six months ended June 30, 2023. There were no impairment losses recorded on tax equity investments during the three and six months ended June 30, 2024 and 2023.

Note 15 – Subsequent Events

Quarterly Cash Dividend

On July 22, 2024, the Corporation’s Board of Directors declared a cash dividend of $0.33 per share, payable on August 12, 2024 to stockholders of record as of August 5, 2024.

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
•Adverse developments in the banking industry and the potential impact of such developments on customer confidence, liquidity, and regulatory responses to these developments;
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
•Compliance risks, including any increased costs of monitoring, testing, and maintaining compliance with complex laws and regulations;
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

GENERAL

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition, results of operations, liquidity, and capital resources. This discussion should be read in conjunction with our 2023 Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024.

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

A bank holding company, such as the Corporation, is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where the bank holding company might not do so absent such a policy. The Federal Reserve, under the BHCA, has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

Our corporate headquarters is located in Irvine, California. At June 30, 2024, we primarily conducted business throughout the Western Region of the United States from our 58 full-service depository branches located in California, Washington, Oregon, Arizona, and Nevada.

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

RECENT DEVELOPMENTS

Recent data in financial markets suggested that U.S. economic activity has expanded modestly so far in 2024 and unemployment remains low. While consumer price inflation is below where it was in prior years, inflation remains above the Federal Open Market Committee’s (“FOMC”) 2% target. To address the persistent level of inflation, the FOMC has taken steps since March 2022 to tighten monetary policy through increases to the federal funds rate, as well as by reducing the size of the Federal Reserve’s balance sheet. The FOMC remains committed to monetary policy measures that are designed to bring inflation down. While increases in interest rates have generally resulted in higher levels of interest income for the banking industry, interest expense has also increased due to competition for deposits and higher borrowing costs associated with wholesale funding. Higher interest rates may also reduce economic activity overall or result in recessionary conditions in future periods. The full extent of economic pressures associated with inflation, the labor market strength, the measures taken by the FOMC and the possibility that the FOMC could maintain high interest rates longer than anticipated, and the potential for reduced economic activity on the Company’s business are uncertain. Should these persist, we anticipate it could have an impact on the following:

•Loan growth and interest income - High interest rates may constrain our lending growth. If economic activity begins to wane, it may have an impact on our borrowers, the businesses they operate, and their financial condition. Our borrowers may have less demand for credit needed to invest in and expand their businesses, as well as less demand for real estate and consumer loans. Such factors would place pressure on the level of interest-earning assets, which may negatively impact our interest income.

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

•Accumulated other comprehensive income (loss) - Unrealized gains and losses on available-for-sale (“AFS”) investment securities are recognized in stockholders’ equity, net of tax, as accumulated other comprehensive income (loss). If economic conditions deteriorate, and/or if interest rates continue to increase or remain high, the valuation of the Company’s AFS investment securities could continue to be negatively impacted, which may lead to other comprehensive loss, the potential for credit losses, decreases to the Company’s stockholders’ equity, and declines in the Company’s tangible book value per share. For additional information, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company’s held-to-maturity (“HTM”) investment securities are carried at amortized cost and changes in fair value are not recorded, however increases in interest rates may decrease the fair value of the Company’s HTM investment securities and increase the unrecognized losses embedded in these securities.

•Deposits and deposit costs - Given the expectation in the near-term for interest rates to remain elevated through restrictive monetary policy, it is likely that deposit costs will continue to increase and the competition for deposit relationships will remain challenging. If adverse developments and significant market volatility continue in the banking sector, it may become more challenging for the Company to retain and attract deposit relationships.

•Liquidity - Consistent with our prudent, proactive approach to liquidity management, we may take certain actions to further enhance our liquidity, including but not limited to, increasing our FHLB borrowings, increasing our brokered deposits, or obtaining borrowing from the Federal Reserve’s discount window. Additional liquidity could be obtained by liquidating loans and AFS investment securities. In the event that we liquidate AFS securities having an unrealized loss position, those losses would become realized. While the Company does not currently intend to sell HTM securities, if the Company were to sell such securities to meet liquidity needs, it would realize the unrecognized losses on these securities.

The Company continues to focus on serving its customers and communities, maintaining the well-being of its employees, and executing its strategic initiatives. The Company continues to monitor the economic environment and industry conditions and will make changes as appropriate.

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Certain accounting policies require management to make estimates and assumptions that involve a significant level of estimation uncertainty and are reasonably likely to have a material impact on the carrying value of certain assets and liabilities as well as the Company’s results of operations, which management considers to be critical accounting policies. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of the Company’s assets and liabilities as well as the Company’s results of operations in future reporting periods. The Company’s critical accounting policies consist of the allowance for credit losses on loans and off-balance sheet commitments, as well as goodwill. Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2023 Form 10-K for additional discussion concerning these critical accounting policies. Also, our significant accounting policies are described in Note 1. Description of Business and Summary of Significant Accounting Policies to the audited consolidated financial statements in our 2023 Form 10-K.

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

For periods presented below, return on average assets (“ROAA”) excluding the FDIC special assessment is a non-GAAP financial measure derived from GAAP based amounts. We calculate this figure by excluding the FDIC special assessment and the related tax impact from net income. Management believes that the exclusion of such nonrecurring items from this financial measure provides useful information to gain an understanding of the operating results of our core business and a better comparison of financial performance.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2024	2024	2023	2024	2023
Net income	$41,905	$47,025	$57,636	$88,930	$120,198
Add: FDIC special assessment	(161)	523	—	362	—
Less: tax adjustment (1)	(45)	148	—	103	—
Adjusted net income for average assets	$41,789	$47,400	$57,636	$89,189	$120,198

Average assets	$18,595,683	$19,034,396	$21,058,006	$18,815,040	$21,369,708

ROAA (annualized)	0.90%	0.99%	1.09%	0.95%	1.12%
Adjusted ROAA (annualized)	0.90%	1.00%	1.09%	0.95%	1.12%
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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2024	2024	2023	2024	2023
Net income	$41,905	$47,025	$57,636	$88,930	$120,198
Plus: amortization of intangible assets expense	2,763	2,836	3,055	5,599	6,226
Less: tax adjustment (1)	781	801	868	1,582	1,769
Net income for average tangible common equity	43,887	49,060	59,823	92,947	124,655
Add: FDIC special assessment	(161)	523	—	362	—
Less: tax adjustment (1)	(45)	148	—	103	—
Adjusted net income for average tangible common equity	$43,771	$49,435	$59,823	$93,206	$124,655

Average stockholders’ equity	$2,908,015	$2,895,949	$2,843,361	$2,901,982	$2,832,935
Less: average intangible assets	39,338	42,134	51,180	40,736	52,737
Less: average goodwill	901,312	901,312	901,312	901,312	901,312
Average tangible common equity	$1,967,365	$1,952,503	$1,890,869	$1,959,934	$1,878,886

ROAE (annualized)	5.76%	6.50%	8.11%	6.13%	8.49%
Adjusted ROAE (annualized)	5.75%	6.55%	8.11%	6.15%	8.49%
ROATCE (annualized)	8.92%	10.05%	12.66%	9.48%	13.27%
Adjusted ROATCE (annualized)	8.90%	10.13%	12.66%	9.51%	13.27%
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

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Total stockholders’ equity	$2,923,764	$2,882,581
Less: intangible assets	938,998	944,597
Tangible common equity	$1,984,766	$1,937,984

Total assets	$18,332,325	$19,026,645
Less: intangible assets	938,998	944,597
Tangible assets	$17,393,327	$18,082,048

Tangible common equity ratio	11.41%	10.72%

Common shares issued and outstanding	96,434,047	95,860,092

Book value per share	$30.32	$30.07
Less: intangible book value per share	9.74	9.85
Tangible book value per share	$20.58	$20.22

Efficiency ratio is a non-GAAP financial measure derived from GAAP-based amounts. This figure represents the ratio of noninterest expense, less amortization of intangible assets and other real estate owned operations, where applicable, to the sum of net interest income before provision for credit losses and total noninterest income less gain from investment securities, (loss) gain from other real estate owned, and gain from debt extinguishment. The adjusted efficiency ratio further excludes the FDIC special assessment to provide a better comparison to the financial results of prior periods. Management believes that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2024	2024	2023	2024	2023
Total noninterest expense	$97,567	$102,633	$100,644	$200,200	$201,996
Less: amortization of intangible assets	2,763	2,836	3,055	5,599	6,226
Less: other real estate owned operations, net	—	46	8	46	116
Adjusted noninterest expense	94,804	99,751	97,581	$194,555	$195,654
Less: FDIC special assessment	(161)	523	—	362	—
Adjusted noninterest expense excluding FDIC special assessment	$94,965	$99,228	$97,581	$194,193	$195,654

Net interest income before provision for credit losses	$136,394	$145,127	$160,092	$281,521	$328,702
Add: total noninterest income	18,222	25,774	20,539	43,996	41,725
Less: net gain from sales of investment securities	—	—	—	—	138
Less: net (loss) gain from other real estate owned	(28)	—	106	(28)	106
Less: net gain from debt extinguishment	—	5,067	—	5,067	—
Adjusted revenue	$154,644	$165,834	$180,525	$320,478	$370,183

Efficiency ratio	61.3%	60.2%	54.1%	60.7%	52.9%
Adjusted efficiency ratio excluding FDIC special assessment	61.4%	59.8%	54.1%	60.6%	52.9%

Pre-provision net revenue is a non-GAAP financial measure derived from GAAP-based amounts. We calculate the pre-provision net revenue by excluding income tax and provision for credit losses from net income. The adjusted pre-provision net income further excludes the FDIC special assessment to provide a better comparison of financial performance. Management believes that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business and a better comparison to the financial results of prior periods.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2024	2024	2023	2024	2023
Interest income	$208,054	$213,431	$225,388	$421,485	$446,731
Interest expense	71,660	68,304	65,296	139,964	118,029
Net interest income	136,394	145,127	160,092	281,521	328,702
Noninterest income	18,222	25,774	20,539	43,996	41,725
Revenue	154,616	170,901	180,631	325,517	370,427
Noninterest expense	97,567	102,633	100,644	200,200	201,996
Pre-provision net revenue	57,049	68,268	79,987	125,317	168,431
Add: FDIC special assessment	(161)	523	—	362	—
Adjusted pre-provision net revenue	$56,888	$68,791	$79,987	$125,679	$168,431

Pre-provision net revenue (annualized)	$228,196	$273,072	$319,948	$250,634	$336,862
Adjusted pre-provision net revenue (annualized)	$227,552	$275,164	$319,948	$251,358	$336,862

Average assets	$18,595,683	$19,034,396	$21,058,006	$18,815,040	$21,369,708

Pre-provision net revenue to average assets	0.31%	0.36%	0.38%	0.67%	0.79%
Pre-provision net revenue to average assets (annualized)	1.23%	1.43%	1.52%	1.33%	1.58%
Adjusted pre-provision net revenue on average assets	0.31%	0.36%	0.38%	0.67%	0.79%
Adjusted pre-provision net revenue on average assets (annualized)	1.22%	1.45%	1.52%	1.34%	1.58%

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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2024	2024	2023	2024	2023
Total deposits interest expense	$64,229	$59,506	$53,580	$123,735	$93,814
Less: certificates of deposit interest expense	21,115	19,075	10,306	40,190	18,081
Less: brokered certificates of deposit interest expense	6,506	6,669	18,869	13,175	31,925
Non-maturity deposit expense	$36,608	$33,762	$24,405	$70,370	$43,808

Total average deposits	$14,941,573	$15,055,747	$16,876,251	$14,998,661	$17,099,109
Less: average certificates of deposit	1,830,516	1,727,728	1,286,160	1,779,122	1,246,782
Less: average brokered certificates of deposit	542,699	568,872	1,767,970	555,786	1,606,772
Average non-maturity deposits	$12,568,358	$12,759,147	$13,822,121	$12,663,753	$14,245,555

Cost of non-maturity deposits	1.17%	1.06%	0.71%	1.12%	0.62%

RESULTS OF OPERATIONS

The following table presents the components of results of operations, share data, and performance ratios for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollar in thousands, except per share data)	2024	2024	2023	2024	2023
Operating data
Interest income	$208,054	$213,431	$225,388	$421,485	$446,731
Interest expense	71,660	68,304	65,296	139,964	118,029
Net interest income	136,394	145,127	160,092	281,521	328,702
Provision for credit losses	1,265	3,852	1,499	5,117	4,515
Net interest income after provision for credit losses	135,129	141,275	158,593	276,404	324,187
Net gain from sales of loans	65	—	345	65	374
Other noninterest income	18,157	25,774	20,194	43,931	41,351
Noninterest expense	97,567	102,633	100,644	200,200	201,996
Net income before income taxes	55,784	64,416	78,488	120,200	163,916
Income tax expense	13,879	17,391	20,852	31,270	43,718
Net income	$41,905	$47,025	$57,636	$88,930	$120,198
Pre-provision net revenue (1)	$57,049	$68,268	$79,987	$125,317	$168,431
Share data
Earnings per share:
Basic	$0.43	$0.49	$0.60	$0.92	$1.26
Diluted	0.43	0.49	0.60	0.92	1.26
Common equity dividends declared per share	0.33	0.33	0.33	0.66	0.66
Dividend payout ratio (2)	75.94%	67.33%	54.86%	71.39%	52.42%
Book value per share	$30.32	$30.09	$29.71	$30.32	$29.71
Tangible book value per share (1)	20.58	20.33	19.79	20.58	19.79
Performance ratios
ROAA (3)	0.90%	0.99%	1.09%	0.95%	1.12%
Adjusted ROAA (1)(3)	0.90	1.00	1.09	0.95	1.12
ROAE (3)	5.76	6.50	8.11	6.13	8.49
Adjusted ROAE (1)(3)	5.75	6.55	8.11	6.15	8.49
ROATCE (1)(3)	8.92	10.05	12.66	9.48	13.27
Adjusted ROATCE (1)(3)	8.90	10.13	12.66	9.51	13.27
Pre-provision net revenue on average assets (1)(3)	1.23	1.43	1.52	1.33	1.58
Adjusted pre-provision net revenue on average assets (1)(3)	1.22	1.45	1.52	1.34	1.58
Net interest margin	3.26	3.39	3.33	3.32	3.38
Cost of deposits	1.73	1.59	1.27	1.66	1.11
Average equity to average assets	15.64	15.21	13.50	15.42	13.26
Efficiency ratio (1)	61.3	60.2	54.1	60.7	52.9
Adjusted efficiency ratio excluding FDIC special assessment (1)	61.4	59.8	54.1	60.6	52.9
______________________________
(1) Reconciliations of the non-GAAP measures are set forth in the Non-GAAP measures section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.
(2) Dividend payout ratio is defined as common equity dividends declared per share divided by basic earnings per share.
(3) Ratio is annualized.

In the second quarter of 2024, we reported net income of $41.9 million, or $0.43 per diluted share, compared to net income of $47.0 million, or $0.49 per diluted share, for the first quarter of 2024. The decrease in net income was primarily due to an $8.7 million decrease in net interest income and a $7.6 million decrease in noninterest income, partially offset by a $5.1 million decrease in noninterest expense, a $3.5 million decrease in income tax expense, and a $2.6 million decrease in the provision for credit losses.

Net income of $41.9 million, or $0.43 per diluted share, for the second quarter of 2024 compared to net income for the second quarter of 2023 of $57.6 million, or $0.60 per diluted share. The decrease in net income was primarily due to a $23.7 million decrease in net interest income and a $2.3 million decrease in noninterest income, partially offset by a $7.0 million decrease in income tax expense, a $3.1 million decrease in noninterest expense, and a $234,000 decrease in the provision for credit losses.

For the second quarter of 2024, the Company’s ROAA was 0.90%, ROAE was 5.76%, and ROATCE(1) was 8.92%, compared to 0.99%, 6.50%, and 10.05%, respectively, for the first quarter of 2024, and 1.09%, 8.11%, and 12.66%, respectively, for the second quarter of 2023. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the six months ended June 30, 2024, we reported net income of $88.9 million, or $0.92 per diluted share, compared to net income of $120.2 million, or $1.26 per diluted share, for the six months ended June 30, 2023. The decrease in net income of $31.3 million was mostly due to the $47.2 million decrease in net interest income and a $602,000 increase in the provision for credit losses, partially offset by a $12.4 million decrease in income tax expense, a $2.3 million increase in noninterest income, and a $1.8 million decrease in noninterest expense.

For the six months ended June 30, 2024, the Company’s ROAA was 0.95%, ROAE was 6.13%, and ROATCE was 9.48%, compared to 1.12%, 8.49%, and 13.27%, respectively for the six months ended June 30, 2023. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Net interest income totaled $136.4 million in the second quarter of 2024, a decrease of $8.7 million, or 6.0%, from the first quarter of 2024. The decrease in net interest income was primarily attributable to lower average loan balances and a higher cost of funds, partially offset by lower average FHLB borrowings.

The net interest margin for the second quarter of 2024 decreased 13 basis points to 3.26%, from 3.39% in the prior quarter. The decrease was primarily due to a higher cost of deposits, primarily money market accounts.

Net interest income for the second quarter of 2024 decreased $23.7 million, or 14.8%, compared to the second quarter of 2023. The decrease was attributable to a higher cost of funds and lower average interest-earning asset balances, partially offset by lower average interest-bearing liabilities and higher yields on average interest-earning assets, all the result of the higher interest rate environment and the Company's balance sheet management strategies to prioritize capital accumulation.

For the first six months ended 2024, net interest income decreased $47.2 million, or 14.4%, compared to the first six months ended 2023. The decrease was driven by a decrease in average interest-earning assets of $2.56 billion and a higher cost of funds, partially offset by higher average loan and investment yields and lower average interest-bearing liabilities of $1.40 billion.

The following table presents the net interest margin, average balances calculated based on daily average, interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, and the average yield/rate by asset and liability component for the periods indicated:

	Average Balance Sheet
	Three Months Ended
	June 30, 2024			March 31, 2024			June 30, 2023
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$1,134,736	$13,666	4.84%	$1,140,909	$13,638	4.81%	$1,433,137	$16,600	4.65%
Investment securities	2,964,909	26,841	3.62%	2,948,170	26,818	3.64%	3,926,568	25,936	2.64%
Loans receivable, net (1)(2)	12,724,545	167,547	5.30%	13,149,038	172,975	5.29%	13,927,145	182,852	5.27%
Total interest-earning assets	16,824,190	208,054	4.97%	17,238,117	213,431	4.98%	19,286,850	225,388	4.69%
Noninterest-earning assets	1,771,493			1,796,279			1,771,156
Total assets	$18,595,683			$19,034,396			$21,058,006
Liabilities and equity
Interest-bearing deposits:
Interest checking	$2,747,972	$10,177	1.49%	$2,838,332	$9,903	1.40%	$2,746,578	$8,659	1.26%
Money market	4,724,572	26,207	2.23%	4,636,141	23,632	2.05%	4,644,623	15,644	1.35%
Savings	271,812	224	0.33%	287,735	227	0.32%	352,377	102	0.12%
Retail certificates of deposit	1,830,516	21,115	4.64%	1,727,728	19,075	4.44%	1,286,160	10,306	3.21%
Wholesale/brokered certificates of deposit	542,699	6,506	4.82%	568,872	6,669	4.72%	1,767,970	18,869	4.28%
Total interest-bearing deposits	10,117,571	64,229	2.55%	10,058,808	59,506	2.38%	10,797,708	53,580	1.99%
FHLB advances and other borrowings	200,154	2,330	4.68%	518,879	4,237	3.28%	800,016	7,155	3.59%
Subordinated debentures	332,097	5,101	6.14%	331,932	4,561	5.50%	331,449	4,561	5.50%
Total borrowings	532,251	7,431	5.59%	850,811	8,798	4.15%	1,131,465	11,716	4.15%
Total interest-bearing liabilities	10,649,822	71,660	2.71%	10,909,619	68,304	2.52%	11,929,173	65,296	2.20%
Noninterest-bearing deposits	4,824,002			4,996,939			6,078,543
Other liabilities	213,844			231,889			206,929
Total liabilities	15,687,668			16,138,447			18,214,645
Stockholders’ equity	2,908,015			2,895,949			2,843,361
Total liabilities and equity	$18,595,683			$19,034,396			$21,058,006
Net interest income		$136,394			$145,127			$160,092

Net interest margin (3)			3.26%			3.39%			3.33%
Cost of deposits (4)			1.73%			1.59%			1.27%
Cost of funds (5)			1.86%			1.73%			1.45%
Cost of non-maturity deposits (6)			1.17%			1.06%			0.71%
Ratio of interest-earning assets to interest-bearing liabilities			157.98%			158.01%			161.68%
______________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums, and the basis adjustment of certain loans included in fair value hedging relationships, where applicable.
(2) Interest income includes net discount accretion of $2.3 million, $2.1 million, and $2.9 million for the three months ended June 30, 2024, March 31, 2024, and June 30, 2023, respectively.
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

	Average Balance Sheet
	Six Months Ended
	June 30, 2024			June 30, 2023
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$1,137,822	$27,304	4.83%	$1,384,643	$30,194	4.40%
Investment securities	2,956,540	53,659	3.63%	4,045,464	52,727	2.61%
Loans receivable, net (1)(2)	12,936,791	340,522	5.29%	14,159,668	363,810	5.18%
Total interest-earning assets	17,031,153	421,485	4.98%	19,589,775	446,731	4.60%
Noninterest-earning assets	1,783,887			1,779,933
Total assets	$18,815,040			$21,369,708
Liabilities and equity
Interest-bearing deposits:
Interest checking	$2,793,152	$20,080	1.45%	$2,876,921	$14,501	1.02%
Money market	4,680,357	49,839	2.14%	4,817,394	28,697	1.20%
Savings	279,774	451	0.32%	402,450	610	0.31%
Retail certificates of deposit	1,779,122	40,190	4.54%	1,246,782	18,081	2.92%
Wholesale/brokered certificates of deposit	555,786	13,175	4.77%	1,606,772	31,925	4.01%
Total interest-bearing deposits	10,088,191	123,735	2.47%	10,950,319	93,814	1.73%
FHLB advances and other borrowings	359,516	6,567	3.67%	893,398	15,093	3.41%
Subordinated debentures	332,015	9,662	5.82%	331,373	9,122	5.51%
Total borrowings	691,531	16,229	4.70%	1,224,771	24,215	3.97%
Total interest-bearing liabilities	10,779,722	139,964	2.61%	12,175,090	118,029	1.95%
Noninterest-bearing deposits	4,910,470			6,148,790
Other liabilities	222,866			212,893
Total liabilities	15,913,058			18,536,773
Stockholders’ equity	2,901,982			2,832,935
Total liabilities and equity	$18,815,040			$21,369,708
Net interest income		$281,521			$328,702

Net interest margin (3)			3.32%			3.38%
Cost of deposits (4)			1.66%			1.11%
Cost of funds (5)			1.79%			1.30%
Cost of non-maturity deposits (6)			1.12%			0.62%
Ratio of interest-earning assets to interest-bearing liabilities			157.99%			160.90%
_____________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums, and the basis adjustment of certain loans included in fair value hedging relationships, where applicable.
(2) Interest income includes net discount accretion of $4.4 million and $5.4 million for the six months ended June 30, 2024 and 2023, respectively.
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

	Three Months Ended June 30, 2024
	Compared to
	Three Months Ended March 31, 2024
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net
Interest-earning assets
Cash and cash equivalents	$(115)	$143	$28
Investment securities	146	(123)	23
Loans receivable, net	(5,588)	160	(5,428)
Total interest-earning assets	(5,557)	180	(5,377)
Interest-bearing liabilities
Interest checking	(294)	568	274
Money market	458	2,117	2,575
Savings	(13)	10	(3)
Retail certificates of deposit	1,164	876	2,040
Wholesale/brokered certificates of deposit	(321)	158	(163)
FHLB advances and other borrowings	(6,194)	4,287	(1,907)
Subordinated debentures	2	538	540
Total interest-bearing liabilities	(5,198)	8,554	3,356
Decrease in net interest income	$(359)	$(8,374)	$(8,733)

	Three Months Ended June 30, 2024
	Compared to
	Three Months Ended June 30, 2023
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net
Interest-earning assets
Cash and cash equivalents	$(3,671)	$737	$(2,934)
Investment securities	(1,762)	2,667	905
Loans receivable, net	(16,374)	1,069	(15,305)
Total interest-earning assets	(21,807)	4,473	(17,334)
Interest-bearing liabilities
Interest checking	4	1,514	1,518
Money market	272	10,291	10,563
Savings	(17)	139	122
Retail certificates of deposit	5,281	5,528	10,809
Wholesale/brokered certificates of deposit	(15,114)	2,751	(12,363)
FHLB advances and other borrowings	(8,142)	3,317	(4,825)
Subordinated debentures	10	530	540
Total interest-bearing liabilities	(17,706)	24,070	6,364
Decrease in net interest income	$(4,101)	$(19,597)	$(23,698)

	Six Months Ended June 30, 2024
	Compared to
	Six Months Ended June 30, 2023
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net
Interest-earning assets
Cash and cash equivalents	$(6,369)	$3,479	$(2,890)
Investment securities	(2,043)	2,975	932
Loans receivable, net	(31,065)	7,777	(23,288)
Total interest-earning assets	(39,477)	14,231	(25,246)
Interest-bearing liabilities
Interest checking	(414)	5,993	5,579
Money market	(796)	21,938	21,142
Savings	(198)	39	(159)
Retail certificates of deposit	9,648	12,461	22,109
Wholesale/brokered certificates of deposit	(26,418)	7,668	(18,750)
FHLB advances and other borrowings	(9,810)	1,284	(8,526)
Subordinated debentures	19	521	540
Total interest-bearing liabilities	(27,969)	49,904	21,935
Decrease in net interest income	$(11,508)	$(35,673)	$(47,181)

Provision for Credit Losses

For the second quarter of 2024, the Company recorded a $1.3 million provision expense for credit losses, compared to a $3.9 million provision expense during the first quarter of 2024, and a $1.5 million provision expense during the second quarter of 2023. The provision expense for loans during the second quarter of 2024 was largely attributed to increases associated with economic forecasts, which reflect changes in the CRE market overall, and other model updates, offset by a decrease in loans held for investment, changes in loan composition, and changes in asset quality. The provision recapture for off-balance sheet commitments was attributable, in large part, to slightly lower loss rates for C&I loans, partially offset by a slight increase in unfunded commitments. The provision expense for HTM investment securities was due to the changes in economic forecasts on HTM investment securities classified as municipal bonds during the quarter.

For the first quarter of 2024, the provision expense for loans was attributed to increases associated with economic forecasts, specific reserves, and other model updates, offset by a decrease in loans held for investment and changes in loan composition. The provision recapture for unfunded commitments for the first quarter of 2024 was attributable, in large part, to lower unfunded commitments as well as changes in qualitative adjustments.

For the second quarter of 2023, the provision expense for loans was attributed to increases associated with economic forecasts, offset by lower loans held for investment. The provision expense for off-balance sheet commitments was attributable to higher loss rates in certain loan segments, offset by lower unfunded commitments during the quarter. The provision recapture for HTM investment securities was due to the changes in weighted macroeconomic forecasts on HTM investment securities classified as municipal bonds during the quarter.

	Three Months Ended			Variance From
	June 30,	March 31,	June 30,	March 31, 2024		June 30, 2023
(Dollars in thousands)	2024	2024	2023	$	%	$	%
Provision for credit losses
Provision for loan losses	$1,756	$6,288	$610	$(4,532)	(72.1)%	$1,146	187.9%
Provision for unfunded commitments	(505)	(2,425)	1,003	1,920	(79.2)%	(1,508)	(150.3)%
Provision for HTM securities	14	(11)	(114)	25	(227.3)%	128	(112.3)%
Total provision for credit losses	$1,265	$3,852	$1,499	$(2,587)	(67.2)%	$(234)	(15.6)%

For the first six months of 2024, the Company recorded a $5.1 million provision expense for credit losses, compared to $4.5 million recorded for the first six months of 2023. The provision expense for the first six months of 2024 was largely attributed to increases associated with economic forecasts, reflecting changes in the CRE market overall, partially offset by a decrease in the balance of loans held of investment, changes in loan composition and asset quality, as well as a provision recapture for unfunded commitments due primarily to lower unfunded commitments.

The provision expense for the first six months of 2023 was driven principally by increases associated with changes in economic forecasts, changes in asset quality, and higher loss rates in certain loan segments for unfunded commitments, offset by lower loans held for investment and lower unfunded commitments.

	Six Months Ended		Variance From
	June 30,	June 30,	June 30, 2023
(Dollars in thousands)	2024	2023	$	%
Provision for credit losses
Provision for loans losses	$8,044	$3,631	$4,413	121.5%
Provision for unfunded commitments	(2,930)	814	(3,744)	(460.0)%
Provision for held-to-maturity securities	3	$70	$(67)	(95.7)%
Total provision for credit losses	$5,117	$4,515	$602	13.3%

Noninterest Income

The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended			Variance From
	June 30,	March 31,	June 30,	March 31, 2024		June 30, 2023
(Dollars in thousands)	2024	2024	2023	$	%	$	%
Noninterest income
Loan servicing income	$510	$529	$493	$(19)	(3.6)%	$17	3.4%
Service charges on deposit accounts	2,710	2,688	2,670	22	0.8%	40	1.5%
Other service fee income	309	336	315	(27)	(8.0)%	(6)	(1.9)%
Debit card interchange fee income	925	765	914	160	20.9%	11	1.2%
Earnings on bank owned life insurance	4,218	4,159	3,487	59	1.4%	731	21.0%
Net gain from sales of loans	65	—	345	65	100.0%	(280)	(81.2)%
Trust custodial account fees	8,950	10,642	9,360	(1,692)	(15.9)%	(410)	(4.4)%
Escrow and exchange fees	702	696	924	6	0.9%	(222)	(24.0)%
Other (loss) income	(167)	5,959	2,031	(6,126)	(102.8)%	(2,198)	(108.2)%
Total noninterest income	$18,222	$25,774	$20,539	$(7,552)	(29.3)%	$(2,317)	(11.3)%

	Six Months Ended		Variance From
	June 30,	June 30,	June 30, 2023
(Dollars in thousands)	2024	2023	$	%
Noninterest income
Loan servicing income	$1,039	$1,066	$(27)	(2.5)%
Service charges on deposit accounts	5,398	5,299	99	1.9%
Other service fee income	645	611	34	5.6%
Debit card interchange fee income	1,690	1,717	(27)	(1.6)%
Earnings on bank owned life insurance	8,377	6,861	1,516	22.1%
Net gain from sales of loans	65	374	(309)	(82.6)%
Net gain from sales of investment securities	—	138	(138)	(100.0)%
Trust custodial account fees	19,592	20,385	(793)	(3.9)%
Escrow and exchange fees	1,398	1,982	(584)	(29.5)%
Other income	5,792	3,292	2,500	75.9%
Total noninterest income	$43,996	$41,725	$2,271	5.4%
Noninterest income for the second quarter of 2024 was $18.2 million, a decrease of $7.6 million from the first quarter of 2024. The decrease was primarily due to the prior quarter's $5.1 million gain on debt extinguishment resulting from an early redemption of a $200.0 million FHLB term advance, a $1.7 million decrease in trust custodial account fees largely driven by annual tax fees earned during the prior quarter, and a $1.3 million decrease in Community Reinvestment Act (“CRA”) investment income.

Noninterest income for the second quarter of 2024 decreased $2.3 million compared to the second quarter of 2023. The decrease was primarily due to a $2.2 million decrease in other income.
For the first six months of 2024, noninterest income totaled $44.0 million, an increase from $41.7 million for the first six months of 2023. The increase was primarily related to the $5.1 million gain on debt extinguishment resulting from an early redemption of a $200.0 million FHLB term advance and $1.5 million higher earnings from BOLI, partially offset by $2.7 million decrease in other income, a $793,000 decrease in trust custodial account fees, and a $584,000 decrease in escrow and exchange fees.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended			Variance From
	June 30,	March 31,	June 30,	March 31, 2024		June 30, 2023
(Dollars in thousands)	2024	2024	2023	$	%	$	%
Noninterest expense
Compensation and benefits	$53,140	$54,130	$53,424	$(990)	(1.8)%	$(284)	(0.5)%
Premises and occupancy	10,480	10,807	11,615	(327)	(3.0)%	(1,135)	(9.8)%
Data processing	7,754	7,511	7,488	243	3.2%	266	3.6%
Other real estate owned operations, net	—	46	8	(46)	(100.0)%	(8)	(100.0)%
FDIC insurance premiums	1,873	2,629	2,357	(756)	(28.8)%	(484)	(20.5)%
Legal and professional services	1,078	4,143	4,716	(3,065)	(74.0)%	(3,638)	(77.1)%
Marketing expense	1,724	1,558	1,879	166	10.7%	(155)	(8.2)%
Office expense	1,077	1,093	1,280	(16)	(1.5)%	(203)	(15.9)%
Loan expense	840	770	567	70	9.1%	273	48.1%
Deposit expense	12,289	12,665	9,194	(376)	(3.0)%	3,095	33.7%
Amortization of intangible assets	2,763	2,836	3,055	(73)	(2.6)%	(292)	(9.6)%
Other expense	4,549	4,445	5,061	104	2.3%	(512)	(10.1)%
Total noninterest expense	$97,567	$102,633	$100,644	$(5,066)	(4.9)%	$(3,077)	(3.1)%

	Six Months Ended		Variance From
	June 30,	June 30,	June 30, 2023
(Dollars in thousands)	2024	2023	$	%
Noninterest expense
Compensation and benefits	$107,270	$107,717	$(447)	(0.4)%
Premises and occupancy	21,287	23,357	(2,070)	(8.9)%
Data processing	15,265	14,753	512	3.5%
Other real estate owned operations, net	46	116	(70)	(60.3)%
FDIC insurance premiums	4,502	4,782	(280)	(5.9)%
Legal and professional services	5,221	10,217	(4,996)	(48.9)%
Marketing expense	3,282	3,717	(435)	(11.7)%
Office expense	2,170	2,512	(342)	(13.6)%
Loan expense	1,610	1,213	397	32.7%
Deposit expense	24,954	17,630	7,324	41.5%
Amortization of intangible assets	5,599	6,226	(627)	(10.1)%
Other expense	8,994	9,756	(762)	(7.8)%
Total noninterest expense	$200,200	$201,996	$(1,796)	(0.9)%

Noninterest expense totaled $97.6 million for the second quarter of 2024, a decrease of $5.1 million compared to the first quarter of 2024. The decrease was primarily due to a $3.1 million decrease in legal and professional services expense, driven by a $4.0 million insurance claim receivable, and a $1.0 million decrease in compensation and benefits related to lower payroll taxes.

Noninterest expense for the second quarter of 2024 decreased by $3.1 million compared to the second quarter of 2023. The decrease was primarily due to a $3.6 million decrease in legal and professional services expense, driven by a $4.0 million insurance claim receivable, and a $1.1 million decrease in premises and occupancy expense, partially offset by a $3.1 million increase in deposit expense due to higher deposit earnings credit rates.

Noninterest expense totaled $200.2 million for the first six months of 2024, a decrease of $1.8 million, or 1%, compared to the first six months of 2023. The decrease was driven primarily by a $5.0 million decrease in legal and professional services expense, driven by a $4.0 million insurance claim receivable, a $2.1 million decrease in premises and occupancy expense, a $762,000 decrease in other expense, and a $627,000 decrease in amortization of intangible assets, partially offset by a $7.3 million increase in deposit expense driven by higher deposit earnings credit rates.

The Company’s efficiency ratio was 61.3% for the second quarter of 2024, compared to 60.2% for the first quarter of 2024, and 54.1% for the second quarter of 2023. The Company’s efficiency ratio was 60.7% for the first six months of 2024, compared to 52.9% for the first six months of 2023. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Taxes

For the three months ended June 30, 2024, March 31, 2024, and June 30, 2023, income tax expense was $13.9 million, $17.4 million, and $20.9 million, respectively, and the effective income tax rate was 24.9%, 27.0%, and 26.6%, respectively. For the six months ended June 30, 2024 and 2023, income tax expense was $31.3 million and $43.7 million, respectively, and the effective income tax rate was 26.0% and 26.7%, respectively. Our effective tax rate for the three and six months ended June 30, 2024 differs from the 21% federal statutory rate due to the impact of state taxes as well as various permanent tax differences, including tax-exempt income from municipal securities and loans, BOLI income, tax benefits associated with low-income housing tax credit investments, Section 162(m) limitation on the deduction of executive compensation, and the exercise of stock options and vesting of other stock-based compensation.

The total amount of unrecognized tax benefits was $1.4 million at June 30, 2024 and December 31, 2023, and was comprised of unrecognized tax benefits related to the Opus acquisition in 2020. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $563,000 at June 30, 2024 and December 31, 2023. It is reasonably possible that $1.1 million of the Company's unrecognized tax benefits may be recognized within the next 12 months due to a lapse of the statute of limitations.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $263,000 and $200,000 for such interest at June 30, 2024 and December 31, 2023, respectively. No amounts for penalties were accrued.

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

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and the tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of June 30, 2024 and December 31, 2023.

FINANCIAL CONDITION

At June 30, 2024, assets totaled $18.33 billion, a decrease of $694.3 million, or 3.6%, from $19.03 billion at December 31, 2023. The decrease was primarily due to a $798.9 million decrease in total loans and a $36.7 million decrease in cash and cash equivalents, partially offset by a $160.6 million increase in investment securities.

Total liabilities were $15.41 billion at June 30, 2024, compared to $16.14 billion at December 31, 2023. The decrease of $735.5 million, or 4.6%, from December 31, 2023 was primarily due to decreases of $400.0 million in FHLB term advances and $368.0 million in deposits, partially offset by an increase of $32.2 million in other liabilities.

Total stockholders’ equity was $2.92 billion as of June 30, 2024, an increase of $41.2 million from $2.88 billion at December 31, 2023. The increase was primarily due to $88.9 million of net income and $9.5 million of other comprehensive income, partially offset by $63.5 million in cash dividends.

Throughout the first half of 2024, we continued to prioritize capital accumulation over balance sheet growth in light of the uncertain economic outlook. As a result of our prudent and proactive capital, liquidity, and credit risk management, coupled with our ability to opportunistically deploy liquidity generated from the securities portfolio repositioning during the fourth quarter of 2023, we were able to reduce FHLB term borrowings while maintaining liquidity levels. During the first half of 2024, we did not utilize the Federal Reserve's discount window or the Bank Term Funding Program, which expired on March 11, 2024. The strength of our capital position provides us with greater optionality and flexibility in terms of balance sheet management.

Our book value per share increased to $30.32 at June 30, 2024 from $30.07 at December 31, 2023. At June 30, 2024, the Company’s tangible common equity to tangible assets ratio was 11.41%, an increase from 10.72% at December 31, 2023. Our tangible book value per share was $20.58, compared to $20.22 at December 31, 2023. The increases in tangible common equity ratio and tangible book value per share at June 30, 2024 from the prior year-end were primarily driven by net income, partially offset by dividends paid. The decrease in tangible assets also contributed to the increase in tangible common equity ratio. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Loans

Loans held for investment totaled $12.49 billion at June 30, 2024, a decrease of $799.1 million, or 6.0%, from $13.29 billion at December 31, 2023. The decrease was a result of lower loan originations due to our continued disciplined approach around credit risk management and loan pricing along with softer loan demand, particularly in our CRE and multifamily businesses, a decrease in credit line draws, loan maturities and prepayments, and loan sales during the first half of 2024. Since December 31, 2023, investor loans secured by real estate decreased $369.9 million, commercial loans decreased $298.7 million, business loans secured by real estate decreased $128.9 million, and retail loans decreased $2.9 million. While total commercial loans decreased during the second quarter of 2024, the commercial line average utilization rate increased from an average rate of 37.5% for the fourth quarter of 2023 to 43.9% for the second quarter of 2024. The decline in loans from prior year-end reflects the strategic actions we have taken to maintain a disciplined approach to our loan production and pricing, as well as prudent credit underwriting standards, in order to manage our balance sheet and capital position, as well as a lower level of new loan demand.

The total end-of-period weighted average interest rate on loans, excluding fees and discounts, at June 30, 2024 was 4.88%, compared to 4.87% at December 31, 2023.

Loans held for sale primarily represent the guaranteed portion of SBA loans, which the Bank originates for sale, and totaled $140,000 at June 30, 2024 and zero at December 31, 2023.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio, and gives the weighted average interest rate by loan category at the dates indicated:

	June 30, 2024			December 31, 2023
(Dollars in thousands)	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
Investor loans secured by real estate
CRE non-owner-occupied	$2,245,474	18.0%	4.77%	$2,421,772	18.2%	4.72%
Multifamily	5,473,606	43.8%	4.02%	5,645,310	42.5%	3.97%
Construction and land	453,799	3.6%	9.00%	472,544	3.5%	9.08%
SBA secured by real estate	33,245	0.3%	9.26%	36,400	0.3%	9.37%
Total investor loans secured by real estate	8,206,124	65.7%	4.52%	8,576,026	64.5%	4.49%
Business loans secured by real estate
CRE owner-occupied	2,096,485	16.8%	4.40%	2,191,334	16.5%	4.36%
Franchise real estate secured	274,645	2.2%	4.79%	304,514	2.3%	4.77%
SBA secured by real estate	46,543	0.4%	8.92%	50,741	0.4%	9.02%
Total business loans secured by real estate	2,417,673	19.4%	4.53%	2,546,589	19.2%	4.50%
Commercial loans
Commercial and industrial	1,554,735	12.3%	7.09%	1,790,608	13.5%	7.07%
Franchise non-real estate secured	257,516	2.1%	5.10%	319,721	2.4%	5.01%
SBA non-real estate secured	10,346	0.1%	9.93%	10,926	0.1%	9.90%
Total commercial loans	1,822,597	14.5%	6.83%	2,121,255	16.0%	6.78%
Retail loans
Single family residential	70,380	0.6%	7.71%	72,752	0.5%	7.01%
Consumer	1,378	—%	9.64%	1,949	—%	6.66%
Total retail loans	71,758	0.6%	7.73%	74,701	0.5%	7.00%
Loans held for investment before basis adjustment (1)	12,518,152	100.2%	4.88%	13,318,571	100.2%	4.87%
Basis adjustment associated with fair value hedge (2)	(28,201)	(0.2)%		(29,551)	(0.2)%
Loans held for investment	12,489,951	100.0%		13,289,020	100.0%
Allowance for credit losses for loans held for investment	(183,803)			(192,471)
Loans held for investment, net	$12,306,148			$13,096,549

Total unfunded loan commitments	$1,601,870			$1,703,470
Loans held for sale, at lower of cost or fair value	$140			$—
______________________________
(1) Includes net deferred origination costs (fees) of $1.4 million and $(74,000), and unaccreted fair value net purchase discounts of $38.6 million and $43.3 million as of June 30, 2024 and December 31, 2023, respectively.
(2) Represents the basis adjustment associated with the application of hedge accounting on certain loans. Refer to Note 11 – Derivative Instruments to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

We also have a granular and geographically diverse set of lending relationships. In the tables below, we show the segmentation and geographic dispersion of certain loan portfolios as of June 30, 2024 and December 31, 2023.

CRE Non-Owner-Occupied. CRE non-owner-occupied loans totaled $2.25 billion at June 30, 2024 and $2.42 billion at December 31, 2023. We originate loans that are secured by investor owned CRE, such as retail centers, small office locations, light industrial buildings, and mixed-use commercial properties located in our primary market areas. We believe this loan portfolio is a well-balanced portfolio by geography and by property type as presented below:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	%	Amount	%
By Property Type
Hotel and Motel	$278,762	13%	$285,906	12%
Industrial	294,170	13%	306,811	13%
Office	587,803	26%	621,857	26%
Retail	681,691	30%	809,716	33%
Other	403,048	18%	397,482	16%
Total CRE non-owner-occupied	$2,245,474	100%	$2,421,772	100%

By Geography(1)
California:
Los Angeles	$568,351	25%	$632,267	26%
Orange	326,585	15%	344,667	14%
Riverside	120,158	5%	133,520	5%
San Bernardino	56,649	3%	67,483	3%
San Diego	156,381	7%	170,847	7%
San Luis Obispo	177,137	8%	179,740	7%
Santa Barbara	68,065	3%	71,779	3%
Ventura	20,868	1%	21,201	1%
Other CA	196,230	9%	209,259	9%
Arizona	164,973	7%	168,312	7%
Nevada	121,880	5%	140,103	6%
Washington	87,144	4%	89,101	4%
Other States	181,053	8%	193,493	8%
Total CRE non-owner-occupied	$2,245,474	100%	$2,421,772	100%
______________________________
(1) Based on location of primary real property collateral. All California information is by respective county.

Multifamily. Multifamily loans totaled $5.47 billion at June 30, 2024 and $5.65 billion at December 31, 2023. We originate loans secured by multifamily residential properties (five units and greater) located in our primary market areas. These lending relationships consist of seasoned owners of multifamily properties with extensive operating experience. The loans are stratified by number of units and physical location below:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	%	Amount	%
By Number of Units
10 or fewer units	$1,037,190	19%	$1,079,854	19%
11-25 units	1,585,818	29%	1,606,326	29%
26-50 units	1,053,727	19%	1,097,250	19%
51-100 units	1,057,194	19%	1,090,924	19%
101+ units	739,677	14%	770,956	14%
Total Multifamily	$5,473,606	100%	$5,645,310	100%

By Geography(1)
California:
Los Angeles	$2,105,828	38%	$2,154,693	38%
Orange	193,007	4%	196,622	4%
Riverside	110,898	2%	111,809	2%
San Bernardino	137,118	2%	138,455	2%
San Diego	350,636	6%	359,556	6%
San Luis Obispo	22,861	1%	25,225	1%
Santa Barbara	42,935	1%	43,499	1%
Ventura	40,181	1%	40,361	1%
Other CA	676,523	12%	715,844	13%
Arizona	433,304	8%	437,613	8%
Nevada	150,495	3%	158,237	3%
Washington	670,284	12%	689,144	12%
Other States	539,536	10%	574,252	9%
Total Multifamily	$5,473,606	100%	$5,645,310	100%
______________________________
(1) Based on location of primary real property collateral. All California information is by respective county.

CRE Owner-Occupied. CRE owner-occupied loans totaled $2.10 billion at June 30, 2024 and $2.19 billion at December 31, 2023. We originate business loans secured by owner-occupied CRE, such as light industrial buildings, mixed-use commercial properties, and small office locations for professional services located in our primary market areas. These loans are underwritten and analyzed based on each business’s cash flows. This portfolio is well-diversified by industry, with a geography covering California and the Western U.S.:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	%	Amount	%
By Industry(1)
Accommodation and Food Services	$130,328	6%	$143,398	6%
Administrative and Support	61,852	3%	62,286	3%
Agriculture	100,576	5%	101,344	5%
Construction	146,846	7%	149,821	7%
Educational Services	159,634	8%	171,858	8%
Entertainment	70,713	3%	72,801	3%
Financial Services	38,552	2%	37,938	2%
Health Care	292,793	14%	292,813	13%
Manufacturing	225,662	11%	237,147	11%
Other Services	212,495	10%	233,625	11%
Professional Services	98,745	5%	101,027	5%
Real Estate	110,304	5%	132,824	6%
Retail Trade	210,211	10%	209,609	9%
Transport and Warehouse	39,950	2%	41,445	2%
Wholesale Trade	167,399	8%	173,371	8%
Other	30,425	1%	30,027	1%
Total CRE owner-occupied	$2,096,485	100%	$2,191,334	100%

By Geography(2)
California:
Los Angeles	$643,018	31%	$684,079	31%
Orange	203,620	10%	222,742	10%
Riverside	348,187	17%	350,277	16%
San Bernardino	187,062	9%	192,695	9%
San Diego	130,612	6%	134,120	6%
San Luis Obispo	96,130	5%	99,441	5%
Santa Barbara	112,435	5%	114,758	5%
Ventura	53,826	2%	55,101	3%
Other CA	133,463	6%	137,428	6%
Arizona	54,638	3%	58,872	3%
Nevada	47,894	2%	48,713	2%
Washington	18,567	1%	19,950	1%
Other States	67,033	3%	73,158	3%
Total CRE owner-occupied	$2,096,485	100%	$2,191,334	100%
______________________________
(1) Distribution by North American Industry Classification System (NAICS)
(2) Based on location of primary real property collateral. All California information is by respective county.

Commercial & Industrial. C&I loans totaled $1.55 billion at June 30, 2024 and $1.79 billion at December 31, 2023. We originate C&I loans secured by various business assets, including inventory, receivables, machinery, and equipment. Loan types include revolving lines of credit, term loans, seasonal loans, and loans secured by liquid collateral such as cash deposits or marketable securities. These loans are underwritten and analyzed based on each business’s cash flows. This portfolio includes loans to small and middle market businesses by industry and by geography as shown below:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	%	Amount	%
By Industry(1)
Administrative	$12,264	1%	$55,663	3%
Agriculture	40,236	2%	48,766	3%
Construction	320,249	20%	372,965	21%
Educational Services	32,396	2%	32,909	2%
Entertainment	30,707	2%	31,486	2%
Financial Services	277,099	18%	328,856	18%
Health Care	57,252	4%	57,428	3%
Information	27,432	2%	39,008	2%
Manufacturing	180,451	12%	176,248	10%
Other Services	112,627	7%	126,731	7%
Professional Services	79,139	5%	85,928	5%
Public Administration	167,331	11%	174,378	10%
Real Estate	125,452	8%	149,835	8%
Transport and Warehouse	25,242	2%	28,651	2%
Wholesale Trade	26,343	2%	37,547	2%
Other	40,515	2%	44,209	2%
Total Commercial and industrial	$1,554,735	100%	$1,790,608	100%

By Geography(2)
California:
Los Angeles	$552,432	36%	$624,418	35%
Orange	248,376	16%	263,012	15%
Riverside	93,157	6%	123,920	7%
San Bernardino	55,065	4%	65,121	4%
San Diego	99,821	6%	126,541	7%
San Luis Obispo	44,618	3%	59,314	3%
Santa Barbara	20,967	1%	35,556	2%
Ventura	34,887	2%	38,463	2%
Other CA	150,882	10%	164,069	9%
Arizona	32,883	2%	47,610	3%
Nevada	18,540	1%	22,530	1%
Washington	55,411	4%	59,187	3%
Other States	147,696	9%	160,867	9%
Total Commercial and industrial	$1,554,735	100%	$1,790,608	100%
______________________________
(1) Distribution by North American Industry Classification System (NAICS)
(2) Based on location of primary real property collateral if available, otherwise borrower address is used. All California information is by respective county.

Delinquent Loans

When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally initiate proceedings to pursue our remedies under the loan documents. For loans secured by real estate, we provide the required notices to the borrower and make any required filings, and commence foreclosure proceedings if necessary. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. At June 30, 2024, loans delinquent 30 or more days as a percentage of total loans held for investment was 0.14%, compared to 0.08% at December 31, 2023. The increase in delinquent loans during the six months ended June 30, 2024 was primarily due to increases in CRE owner-occupied and franchise non-real estate secured loans.

The following table sets forth delinquencies in the Company’s loan portfolio as of the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Loan Balance	# of Loans	Loan Balance	# of Loans	Loan Balance	# of Loans	Loan Balance
At June 30, 2024
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	2	$1,050	2	$1,050
SBA secured by real estate	—	—	—	—	2	497	2	497
Total investor loans secured by real estate	—	—	—	—	4	1,547	4	1,547
Business loans secured by real estate
CRE owner-occupied	1	3,852	—	—	3	4,587	4	8,439
Franchise real estate secured	—	—	—	—	1	292	1	292
Total business loans secured by real estate	1	3,852	—	—	4	4,879	5	8,731
Commercial loans
Commercial and industrial	9	1,133	5	449	2	1,129	16	2,711
Franchise non-real estate secured	—	—	3	2,840	7	1,559	10	4,399
SBA non-real estate secured	—	—	—	—	2	535	2	535
Total commercial loans	9	1,133	8	3,289	11	3,223	28	7,645
Retail loans
Single family residential	—	—	—	—	—	—	—	—
Total retail loans	—	—	—	—	—	—	—	—
Total	10	$4,985	8	$3,289	19	$9,649	37	$17,923
Delinquent loans to loans held for investment		0.04%		0.02%		0.08%		0.14%

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Loan Balance	# of Loans	Loan Balance	# of Loans	Loan Balance	# of Loans	Loan Balance
At December 31, 2023
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	1	$412	1	$412
SBA secured by real estate	—	—	—	—	1	420	1	420
Total investor loans secured by real estate	—	—	—	—	2	832	2	832
Business loans secured by real estate
CRE owner-occupied	—	—	—	—	3	4,655	3	4,655
Franchise real estate secured	1	292	—	—	—	—	1	292
SBA secured by real estate	1	137	—	—	—	—	1	137
Total business loans secured by real estate	2	429	—	—	3	4,655	5	5,084
Commercial loans
Commercial and industrial	7	228	9	1,294	1	231	17	1,753
Franchise non-real estate secured	7	1,559	—	—	—	—	7	1,559
SBA non-real estate secured	1	249	—	—	2	558	3	807
Total commercial loans	15	2,036	9	1,294	3	789	27	4,119
Retail loans
Single family residential	1	19	—	—	—	—	1	19
Total retail loans	1	19	—	—	—	—	1	19
Total	18	$2,484	9	$1,294	8	$6,276	35	$10,054
Delinquent loans to loans held for investment		0.02%		0.01%		0.05%		0.08%

Modified Loans to Troubled Borrowers

On January 1, 2023, the Company adopted ASU 2022-02, which introduces new reporting requirements for modifications of loans to borrowers experiencing financial difficulty, which the Company also refers to as modified loans to troubled borrowers (“MLTB”). An MLTB arises from a modification made to a loan in response to a borrower’s financial difficulty in order to alleviate temporary impairments in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. GAAP requires that certain types of modifications be reported, which consist of the following:

•Principal forgiveness
•Interest rate reduction
•Other-than-insignificant payment delay
•Term extension
•Any combination of the above

See Note 1 - Description of Business and Summary of Significant Accounting Policies of our audited consolidated financial statements included in our 2023 Form 10-K for additional discussion on MLTBs.

As of June 30, 2024, the Company had three MLTBs totaling $28.0 million. This consisted of two syndicated C&I participation loan modifications to one borrower totaling $11.7 million, the modification of which involved other-than-insignificant payment delays, and a loan to another borrower for $16.3 million, the modification of which involved a combination of other-than-insignificant payment delays and a term extension. During the three and six months ended June 30, 2024, there were no MLTBs that had a payment default and had been modified within the 12 months preceding the payment default.

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

Classified loans totaled $183.8 million, or 1.47% of loans held for investment, at June 30, 2024, compared with $142.0 million, or 1.07% of loans held for investment, at December 31, 2023. The increase was primarily the result of a single, diversified commercial banking relationship with loans in CRE non-owner-occupied and C&I categories, totaling $26.8 million, that were downgraded and placed on nonaccrual during the first half of 2024.

The following tables stratify the loan portfolio by the Company’s internal risk grading as of the dates indicated:

	Credit Risk Grades
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
June 30, 2024
Investor loans secured by real estate
CRE non-owner-occupied	$2,204,871	$3,585	$37,018	$—	$2,245,474
Multifamily	5,455,303	18,303	—	—	5,473,606
Construction and land	453,375	424	—	—	453,799
SBA secured by real estate	25,026	1,130	7,089	—	33,245
Total investor loans secured by real estate	8,138,575	23,442	44,107	—	8,206,124
Business loans secured by real estate
CRE owner-occupied	2,014,813	32,938	48,734	—	2,096,485
Franchise real estate secured	271,264	1,579	1,802	—	274,645
SBA secured by real estate	42,673	82	3,788	—	46,543
Total business loans secured by real estate	2,328,750	34,599	54,324	—	2,417,673
Commercial loans
Commercial and industrial	1,456,169	29,183	65,708	3,675	1,554,735
Franchise non-real estate secured	241,664	602	15,250	—	257,516
SBA non-real estate secured	9,577	—	769	—	10,346
Total commercial loans	1,707,410	29,785	81,727	3,675	1,822,597
Retail loans
Single family residential	70,380	—	—	—	70,380
Consumer loans	1,378	—	—	—	1,378
Total retail loans	71,758	—	—	—	71,758
Loans held for investment before basis adjustment (1)	$12,246,493	$87,826	$180,158	$3,675	$12,518,152

December 31, 2023
Investor loans secured by real estate
CRE non-owner-occupied	$2,406,719	$6,966	$8,087	$—	$2,421,772
Multifamily	5,633,682	11,628	—	—	5,645,310
Construction and land	472,544	—	—	—	472,544
SBA secured by real estate	28,271	—	8,129	—	36,400
Total investor loans secured by real estate	8,541,216	18,594	16,216	—	8,576,026
Business loans secured by real estate
CRE owner-occupied	2,117,985	34,480	38,869	—	2,191,334
Franchise real estate secured	288,013	9,674	6,827	—	304,514
SBA secured by real estate	45,586	619	4,536	—	50,741
Total business loans secured by real estate	2,451,584	44,773	50,232	—	2,546,589
Commercial loans
Commercial and industrial	1,651,102	81,250	53,714	4,542	1,790,608
Franchise non-real estate secured	299,189	4,230	16,302	—	319,721
SBA non-real estate secured	9,970	—	956	—	10,926
Total commercial loans	1,960,261	85,480	70,972	4,542	2,121,255
Retail loans
Single family residential	72,752	—	—	—	72,752
Consumer loans	1,949	—	—	—	1,949
Total retail loans	74,701	—	—	—	74,701
Loans held for investment before basis adjustment (1)	$13,027,762	$148,847	$137,420	$4,542	$13,318,571
______________________________
(1) Excludes the basis adjustment of $28.2 million and $29.6 million to the carrying amount of certain loans included in fair value hedging relationships at June 30, 2024 and December 31, 2023. Refer to Note 11 – Derivative Instruments to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

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

Nonperforming assets increased by $27.1 million to $52.1 million, or 0.28% of total assets, at June 30, 2024, compared to $25.1 million, or 0.13% of total assets, at December 31, 2023. The increase in nonperforming assets at June 30, 2024, was primarily the result of a single, diversified commercial banking relationship with loans in CRE non-owner-occupied and C&I categories, totaling $26.1 million, all of which were current as of June 30, 2024.

At June 30, 2024, nonperforming loans totaled $52.1 million, or 0.42% of loans held for investment, an increase from $24.8 million, or 0.19% of loans held for investment, at December 31, 2023.

At June 30, 2024, the Company had no OREO, compared to $248,000 at December 31, 2023.

The Company had no loans 90 days or more past due and still accruing at June 30, 2024 and December 31, 2023.

The following table sets forth the composition of nonperforming assets at the dates indicated:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Nonperforming assets
Investor loans secured by real estate
CRE non-owner-occupied	$19,381	$412
SBA secured by real estate	934	1,205
Total investor loans secured by real estate	20,315	1,617
Business loans secured by real estate
CRE owner-occupied	8,439	8,666
Franchise real estate secured	292	—
Total business loans secured by real estate	8,731	8,666
Commercial loans
Commercial and industrial	20,979	13,976
Franchise non-real estate secured	1,559	—
SBA non-real estate secured	535	558
Total commercial loans	23,073	14,534
Total nonperforming loans	52,119	24,817
Other real estate owned	—	248
Total	$52,119	$25,065

Allowance for credit losses	$183,803	$192,471
Allowance for credit losses as a percent of total nonperforming loans	353%	776%
Nonperforming loans as a percent of loans held for investment	0.42%	0.19%
Nonperforming assets as a percent of total assets	0.28%	0.13%
MLTBs included in nonperforming loans	$28,023	$12,595

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

The Company’s ACL includes assumptions concerning current and future economic conditions using reasonable and supportable forecasts from an independent third party. These economic forecast scenarios are based on past events, current conditions, and the likelihood of future events occurring. Management periodically evaluates economic scenarios used in the Company’s ACL model, and thus the scenarios as well as the assumptions within those scenarios, and whether to use a weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events. As of June 30, 2024, the Company’s ACL model used three weighted scenarios representing a base-case scenario, an upside scenario, and a downside scenario. The use of three weighted scenarios at June 30, 2024 is consistent with the approach used in the Company’s ACL model at March 31, 2024. The Company’s ACL model at June 30, 2024 includes assumptions concerning the interest rate environment, general uncertainty concerning future economic conditions, and the potential for future recessionary conditions. The Company has identified certain economic variables that have significant influence in the Company’s model for determining the ACL. These key economic variables include changes in the U.S. unemployment rate, U.S. real GDP growth, CRE prices, and interest rates.

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

The following charts quantify the factors attributing to the changes in the ACL on loans held for investment for the three and six months ended June 30, 2024 and June 30, 2023:

ACL change attributions ($ in millions)
Three Months Ended June 30, 2024

$192.3
$11.5
$(7.0)
$(13.0)
$183.8
ACL for LHFI Balance Mar, 2024
Economic Forecast & Other Model Updates
Asset Quality
Loan Composition
ACL for LHFI Balance Jun, 2024
Increase
Decrease

ACL change attributions ($ in millions)
Six Months Ended June 30, 2024
$192.5
$26.6
$(6.0)
$(29.3)
$183.8
ACL for LHFI Balance Dec, 2023
Economic Forecast & Other Model Updates
Asset Quality
Loan Composition
ACL for LHFI Balance Jun, 2024
Increase
Decrease

ACL change attributions ($ in millions) (1)
Six Months Ended June 30, 2023

$195.7
$16.6
$4.5
$(24.5)
$192.3
ACL for LHFI Balance Dec, 2022
Economic Forecast & Other Model Updates
Asset Quality
Loan Composition
ACL for LHFI Balance Jun, 2023
Increase
Decrease

______________________________
(1) Certain factors attributing to the changes in the ACL for 2023 have been reclassified to conform to the 2024 presentation.

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

At June 30, 2024, the Company believes the ACL was adequate to cover current expected credit losses in the loan portfolio. However, no assurance can be given that we will not, in any particular period, sustain credit losses that exceed the amount reserved, or that subsequent evaluation of our loan portfolio, in light of prevailing factors, including economic conditions that may adversely affect our market area or other circumstances, will not require significant increases in the ACL. In addition, regulatory agencies, as an integral part of their examination process, periodically review our ACL and may require us to recognize changes to the ACL based on judgments different from those of management. Should any of the factors considered by management in evaluating the appropriate level of the ACL change, including the size and composition of the loan portfolio, the credit quality of the loan portfolio, as well as forecasts of future economic conditions, the Company’s estimate of current expected credit losses could also significantly change and affect the level of future provisions for credit losses.

The following table sets forth the Company’s ACL, its corresponding percentage of the loan category balance, and the percent of loan balance to total loans held for investment in each of the loan categories listed as of the dates indicated:

	June 30, 2024			December 31, 2023
(Dollars in thousands)	Amount	Allowance as a % of Segment	% of Total Loans	Amount	Allowance as a % of Segment	% of Total Loans
Investor loans secured by real estate
CRE non-owner-occupied	$29,738	1.32%	18.0%	$31,030	1.28%	18.2%
Multifamily	57,298	1.05%	43.8%	56,312	1.00%	42.5%
Construction and land	10,804	2.38%	3.6%	9,314	1.97%	3.5%
SBA secured by real estate	2,142	6.44%	0.3%	2,182	5.99%	0.3%
Total investor loans secured by real estate	99,982	1.22%	65.7%	98,838	1.15%	64.5%
Business loans secured by real estate
CRE owner-occupied	28,531	1.36%	16.8%	28,787	1.31%	16.5%
Franchise real estate secured	6,794	2.47%	2.2%	7,499	2.46%	2.3%
SBA secured by real estate	4,134	8.88%	0.4%	4,427	8.72%	0.4%
Total business loans secured by real estate	39,459	1.63%	19.4%	40,713	1.60%	19.2%
Commercial loans
Commercial and industrial	32,257	2.07%	12.3%	36,692	2.05%	13.5%
Franchise non-real estate secured	11,130	4.32%	2.1%	15,131	4.73%	2.4%
SBA non-real estate secured	482	4.66%	0.1%	458	4.19%	0.1%
Total commercial loans	43,869	2.41%	14.5%	52,281	2.46%	16.0%
Retail loans
Single family residential	399	0.57%	0.6%	505	0.69%	0.5%
Consumer loans	94	6.82%	—%	134	6.88%	—%
Total retail loans	493	0.69%	0.6%	639	0.86%	0.5%
Total (1)	$183,803	1.47%	100.0%	$192,471	1.45%	100.0%
______________________________
(1) Total loans utilized in the calculation of the ratio of ACL to total loans held for investment includes $28.2 million and $29.6 million as of June 30, 2024 and December 31, 2023, respectively, of the basis adjustment of certain loans included in fair value hedging relationships. Refer to Note 11 – Derivative Instruments to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

At June 30, 2024, the ratio of ACL to loans held for investment was 1.47%, an increase from 1.45% at December 31, 2023. Our unamortized fair value discount on the loans acquired totaled $38.6 million, or 0.31% of total loans held for investment, at June 30, 2024, compared to $43.3 million, or 0.33% of total loans held for investment, at December 31, 2023.

The following table sets forth the Company’s net charge-offs as a percentage to the average loans held for investment balances in each of the loan categories, as well as other credit related percentages at and for the periods indicated:

	Three Months Ended
	June 30, 2024			March 31, 2024			June 30, 2023
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Investor loans secured by real estate
CRE non-owner-occupied	$2,696	$2,280,616	0.12%	$927	$2,357,553	0.04%	$2,591	$2,611,462	0.10%
Multifamily	7,372	5,515,912	0.13%	(5)	5,609,799	—%	72	5,845,595	—%
Construction and land	—	461,060	—%	—	479,812	—%	—	429,916	—%
SBA secured by real estate	67	34,110	0.20%	253	35,911	0.70%	—	39,212	—%
Total investor loans secured by real estate	10,135	8,291,698	0.12%	1,175	8,483,075	0.01%	2,663	8,926,185	0.03%
Business loans secured by real estate
CRE owner-occupied	(121)	2,117,338	(0.01)%	4,389	2,182,460	0.20%	195	2,312,704	0.01%
Franchise real estate secured	—	282,684	—%	212	300,828	0.07%	—	343,306	—%
SBA secured by real estate	(1)	47,365	—%	(1)	49,807	—%	(80)	59,033	(0.14)%
Total business loans secured by real estate	(122)	2,447,387	—%	4,600	2,533,095	0.18%	115	2,715,043	—%
Commercial loans
Commercial and industrial	820	1,655,962	0.05%	546	1,769,879	0.03%	56	1,873,094	—%
Franchise non-real estate secured	(1,375)	278,143	(0.49)%	100	308,832	0.03%	—	376,106	—%
SBA non-real estate secured	3	11,218	0.03%	(2)	10,865	(0.02)%	(59)	11,086	(0.53)%
Total commercial loans	(552)	1,945,323	(0.03)%	644	2,089,576	0.03%	(3)	2,260,286	—%
Retail loans
Single family residential	(3)	70,633	—%	—	72,084	—%	—	70,889	—%
Consumer	835	2,270	36.78%	—	2,107	—%	890	3,121	28.52%
Total retail loans	832	72,903	1.14%	—	74,191	—%	890	74,010	1.20%
Total (1)	$10,293	$12,724,401	0.08%	$6,419	$13,149,038	0.05%	$3,665	$13,926,258	0.03%

Allowance for credit losses to loans held for investment			1.47%			1.48%			1.41%
Nonperforming loans to loans held for investment			0.42%			0.49%			0.13%
Allowance for credit losses to nonperforming loans			353%			301%			1121%
______________________________
(1) Average loan balance includes $32.9 million, $30.9 million, and $49.3 million of average basis adjustment of certain loans included in fair value hedging relationships for the three months ended June 30, 2024, March 31, 2024, and June 30, 2023, respectively. Refer to Note 11 – Derivative Instruments to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

	For the Six Months Ended
	June 30, 2024			June 30, 2023
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Investor loans secured by real estate
CRE non-owner-occupied	$3,623	$2,319,085	0.16%	$2,642	$2,616,776	0.10%
Multifamily	7,367	5,562,856	0.13%	289	5,941,895	—%
Construction and land	—	470,436	—%	—	425,263	—%
SBA secured by real estate	320	35,011	0.91%	—	40,112	—%
Total investor loans secured by real estate	11,310	8,387,388	0.13%	2,931	9,024,046	0.03%
Business loans secured by real estate
CRE owner-occupied	4,268	2,149,899	0.20%	2,346	2,342,525	0.10%
Franchise real estate secured	212	291,756	0.07%	—	359,978	—%
SBA secured by real estate	(2)	48,586	—%	(80)	60,229	(0.13)%
Total business loans secured by real estate	4,478	2,490,241	0.18%	2,266	2,762,732	0.08%
Commercial loans
Commercial and industrial	1,366	1,712,921	0.08%	968	1,955,406	0.05%
Franchise non-real estate secured	(1,275)	293,488	(0.43)%	(100)	385,778	(0.03)%
SBA non-real estate secured	1	11,042	0.01%	(65)	11,448	(0.57)%
Total commercial loans	92	2,017,451	—%	803	2,352,632	0.03%
Retail loans
Single family residential	(3)	71,359	—%	89	71,439	0.12%
Consumer	835	2,189	38.15%	860	3,188	26.98%
Total retail loans	832	73,548	1.13%	949	74,627	1.27%
Total (1)	$16,712	$12,936,723	0.13%	$6,949	$14,159,155	0.05%
______________________________
(1) Average loan balance includes $31.9 million and $54.9 million of average basis adjustment of certain loans included in fair value hedging relationships for the six months ended June 30, 2024 and June 30, 2023, respectively. Refer to Note 11 – Derivative Instruments to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

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

We primarily use our investment portfolio for liquidity purposes, capital preservation, and to support our interest rate risk management strategies. Our investment securities portfolio amounted to $3.03 billion at June 30, 2024, an increase of $160.6 million, or 5.6%, from $2.87 billion at December 31, 2023. The increase was primarily the result of $613.3 million in purchases of AFS U.S. Treasury securities and a decrease of $6.1 million in mark-to-market unrealized loss on AFS securities, partially offset by $458.8 million in principal payments, accretion, and redemptions. The Company did not sell any investment securities during the first half of 2024. In general, the purchase of investment securities is primarily related to investing excess liquidity from our banking operations. During the first half of 2024, we have maintained a meaningful portion of the AFS securities portfolio in highly-liquid, shorter term securities. This strategy enhances our interest rate sensitivity profile to the current rate environment and provides us with the flexibility to quickly redeploy these funds into higher-yielding assets or slightly longer duration securities as opportunities arise. The effective duration of AFS securities portfolio was 0.9 years and 0.7 years at June 30, 2024 and December 31, 2023, respectively. The effective duration of total AFS and HTM securities portfolio was 5.3 years and 5.5 years at June 30, 2024 and December 31, 2023, respectively.

At June 30, 2024, AFS and HTM investment securities were $1.32 billion and $1.71 billion, respectively, compared to $1.14 billion and $1.73 billion, respectively, at December 31, 2023.

The ACL on investment securities is determined for both the AFS and HTM classifications of the investment portfolio in accordance with ASC 326 and evaluated on a quarterly basis. As of June 30, 2024 and December 31, 2023, the Company had an ACL of $129,000 and $126,000, respectively, for HTM investment securities classified as municipal bonds. The Company had no ACL for AFS investment securities at June 30, 2024 and December 31, 2023. For additional information, refer to Note 4 – Investment Securities to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q.

The following table sets forth the fair value of AFS and the amortized cost of HTM investment securities as well as the weighted average yields on our investment securities portfolio by contractual maturity as of the date indicated. Weighted average yields are an arithmetic computation of income within each maturity range based on the amortized costs of securities, not on a tax-equivalent basis.

	June 30, 2024
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
AFS investment securities:
U.S. Treasury	$515,683	5.16%	$247,428	4.02%	$—	—%	$—	—%	$763,111	4.79%
Agency	—	—%	880	5.44%	—	—%	646	7.41%	1,526	6.28%
Corporate	32,991	5.79%	201,827	5.84%	177,844	3.55%	—	—%	412,662	4.77%
Collateralized mortgage obligations	49	5.66%	45,937	5.75%	52,532	5.83%	44,233	7.06%	142,751	6.19%
Total AFS investment securities	548,723	5.19%	496,072	4.92%	230,376	4.07%	44,879	7.06%	1,320,050	4.93%
HTM investment securities:
Municipal bonds	$—	—%	$32,388	1.45%	$47,410	1.78%	$1,065,765	2.06%	$1,145,563	2.03%
Collateralized mortgage obligations	—	—%	69	5.71%	—	—%	323,463	4.15%	323,532	4.15%
Mortgage-backed securities	—	—%	1,923	5.77%	3,469	4.92%	219,561	1.94%	224,953	2.02%
Other	—	—%	—	—%	—	—%	16,222	2.85%	16,222	2.85%
Total HTM investment securities	$—	—%	$34,380	1.70%	$50,879	2.00%	$1,625,011	2.47%	$1,710,270	2.44%
Total securities	$548,723	5.19%	$530,452	4.72%	$281,255	3.70%	$1,669,890	2.59%	$3,030,320	3.53%

The following table presents the fair value of AFS and the amortized cost of HTM investment securities portfolios by Moody’s credit ratings at June 30, 2024.

(Dollars in thousands)	U.S. Treasury	Agency	Corporate Debt	Municipal Bonds	Collateralized Mortgage Obligations	Mortgage-backed Securities	Other	Total	%
Aaa - Aa3	$763,111	$1,526	$19,993	$1,145,563	$466,283	$224,953	$—	$2,621,429	86.5%
A1 - A3	—	—	206,805	—	—	—	—	206,805	6.8%
Baa1 - Baa3	—	—	185,864	—	—	—	16,222	202,086	6.7%
Total	$763,111	$1,526	$412,662	$1,145,563	$466,283	$224,953	$16,222	$3,030,320	100.0%

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

Deposits

At June 30, 2024, deposits totaled $14.63 billion, a decrease of $368.0 million, or 2.5%, from $15.00 billion at December 31, 2023. The decrease was largely driven by decreases of $316.7 million in noninterest-bearing checking, $126.0 million in brokered certificates of deposit, $123.4 million in interest-bearing checking, and $23.9 million in money market and savings, partially offset by an increase of $222.0 million in retail certificates of deposit.

At June 30, 2024, non-maturity deposits totaled $12.24 billion, or 83.7% of total deposits, a decrease of $464.0 million, or 3.7%, from December 31, 2023. The decrease was largely impacted by clients redeploying funds into higher yielding alternatives, prepaying or paying down loans, reduced funding needs, and seasonal deposit changes. Our non-maturity deposits reflect our well-diversified and relationship-focused business model that has resulted in noninterest-bearing checking deposits representing 31.6% of total deposits as of June 30, 2024.

At June 30, 2024, maturity deposits totaled $2.39 billion, an increase of $96.0 million, or 4.2%, from December 31, 2023. The increase was primarily driven by an increase of $222.0 million in retail certificates of deposit, partially offset by the reduction of $126.0 million in brokered certificates of deposit.

The total end-of-period weighted average rate of deposits at June 30, 2024 was 1.81%, an increase from 1.55% at December 31, 2023, principally driven by higher pricing across all deposit categories and a greater mix of maturity deposits. At June 30, 2024, the end-of-period weighted average rate of non-maturity deposits was 1.25%, compared to 1.04% at December 31, 2023.

As of June 30, 2024, the Bank counted one client, a property management holding company, with deposits of $758.0 million, or 5.2% of total deposits, and 11,028 total deposit accounts. No other individual depositor represented more than 1.3% of our total deposits, and our top 50 depositors represented 11.4% of our total deposits.

Our ratio of loans held for investment to deposits was 85.4% and 88.6% at June 30, 2024 and December 31, 2023, respectively.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates as of the last day of each period for each category of deposits presented:

	June 30, 2024			December 31, 2023
(Dollars in thousands)	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
Noninterest-bearing checking	$4,616,124	31.6%	—%	$4,932,817	32.9%	—%
Interest-bearing deposits:
Interest-bearing checking	2,776,212	19.0%	1.53%	2,899,621	19.3%	1.38%
Money market	4,576,147	31.3%	2.39%	4,572,693	30.5%	2.00%
Savings	268,438	1.8%	0.35%	295,749	2.0%	0.29%
Total non-maturity deposits	12,236,921	83.7%	1.25%	12,700,880	84.7%	1.04%
Time deposit accounts:
Less than 1.00%	38,563	0.2%	0.20%	90,480	0.6%	0.14%
1.00 - 1.99	18,726	0.1%	1.83%	20,505	0.1%	1.76%
2.00 - 2.99	18,095	0.1%	2.61%	20,191	0.1%	2.63%
3.00 - 3.99	203,549	1.4%	3.56%	361,060	2.4%	3.52%
4.00 - 4.99	1,341,156	9.2%	4.80%	1,084,443	7.3%	4.49%
5.00 and greater	770,644	5.3%	5.13%	718,067	4.8%	5.26%
Total time deposit accounts	2,390,733	16.3%	4.68%	2,294,746	15.3%	4.37%
Total deposits	$14,627,654	100.0%	1.81%	$14,995,626	100.0%	1.55%

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Uninsured deposits	$5,783,411	$5,976,621

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

At June 30, 2024, the Company’s FDIC-insured deposits as a percentage of total deposits was 61%. Insured and collateralized deposits comprised 67% of total deposits at June 30, 2024, which includes federally-insured deposits, $818.7 million of collateralized municipal and tribal deposits, and $45.0 million of privately insured deposits. At December 31, 2023, the Company’s FDIC-insured deposits as a percentage of total deposits was 60%. Insured and collateralized deposits comprised 66% of total deposits at December 31, 2023, which includes federally-insured deposits, $732.6 million of collateralized municipal and tribal deposits, and $70.0 million of privately insured deposits.

The estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $634.4 million at June 30, 2024 and $534.8 million at December 31, 2023. The following table sets forth the maturity distribution of the estimated uninsured time deposits:

(Dollars in thousands)	June 30, 2024	December 31, 2023
3 months or less	$232,358	$236,117
Over 3 months through 6 months	295,576	219,430
Over 6 months through 12 months	102,720	72,756
Over 12 months	3,785	6,532
Total	$634,439	$534,835

Borrowings

At June 30, 2024, total borrowings amounted to $532.2 million, a decrease of $399.7 million, or 42.9%, from $931.8 million at December 31, 2023. Total borrowings at June 30, 2024 were comprised of $200.0 million of FHLB term advances and $332.2 million of subordinated debentures. The decrease in borrowings at June 30, 2024 as compared to December 31, 2023 was primarily due to the decreases of $400.0 million in FHLB term advances, resulting from one $200.0 million advance redemption and one $200.0 million advance maturity during the first half of 2024, partially offset by the amortization of the subordinated debt issuance cost. At June 30, 2024, total borrowings represented 2.9% of total assets and had an end-of-period weighted average rate of 5.82%, compared with 4.9% of total assets and an end-of-period weighted average rate of 3.93% at December 31, 2023.

At June 30, 2024, total subordinated debentures were comprised of the following:

•Subordinated notes of $60.0 million at a fixed rate of 5.75% due September 3, 2024 (the “Notes I”) and a carrying value of $60.0 million, net of unamortized debt issuance cost of $30,000. Interest is payable semiannually at 5.75% per annum;
•Subordinated notes of $125.0 million at 8.084% fixed-to-floating rate due May 15, 2029 (the “Notes II”) and a carrying value of $123.8 million, net of unamortized debt issuance cost of $1.2 million. Interest is payable semiannually at a floating rate equal to three-month term SOFR, plus a spread of 2.762% per annum, payable quarterly in arrears; and
•Subordinated notes of $150.0 million at 5.375% fixed-to-floating rate due June 15, 2030 (the “Notes III”) and a carrying value of $148.4 million, net of unamortized debt issuance cost of $1.6 million. Interest on the Notes III accrue at a rate equal to 5.375% per annum from and including June 15, 2020 to, but excluding, June 15, 2025, payable semiannually in arrears. From and including June 15, 2025 to, but excluding, June 15, 2030 or the earlier redemption date, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be three-month term SOFR, plus a spread of 517 basis points, payable quarterly in arrears.

For additional information about the subordinated debentures, see Note 8 – Subordinated Debentures to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q.

The following table sets forth certain information regarding the Company’s borrowed funds as of and during the periods indicated:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB advances	$200,000	4.68%	$600,000	3.17%
Subordinated debentures	332,160	6.51%	331,842	5.31%
Total borrowings	$532,160	5.82%	$931,842	3.93%

Weighted average cost of borrowings during the quarter	5.59%		4.01%
Borrowings as a percent of total assets	2.9%		4.9%

As of June 30, 2024, our unused borrowing capacity was $8.65 billion, which consisted of available lines of credit with FHLB and other correspondent banks as well as access through the Federal Reserve Bank's discount window. As a result of our proactive liquidity management, we were able to reduce FHLB borrowings by $400.0 million during the first half of 2024, and we did not utilize the Federal Reserve Bank's discount window or the Bank Term Funding Program, which expired on March 11, 2024.

The Company maintains additional sources of liquidity at the Corporation level. Our Corporation maintains a $25.0 million line of credit with U.S. Bank and had no outstanding balance against it at June 30, 2024 and December 31, 2023.

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

In addition to the interest payments on loans and investments as well as fees collected on the services we provide, our primary sources of funds generated during the first six months of 2024 were from:

•Principal payments on loans held for investment of $557.6 million;
•Proceeds of $447.3 million from the sale, payment, or maturity of securities; and
•Proceeds of $55.6 million from the sales of loans classified as loans held for investment.

We used these funds to:

•Purchase investment securities of $564.1 million;
•Decrease FHLB borrowings of $400.0 million;
•Decrease deposits of $368.0 million;
•Originate loans held for investment of $71.4 million; and
•Return capital to shareholders through $63.5 million in dividends.

Our most liquid assets are comprised of unrestricted cash, short-term investments, and unpledged AFS investment securities. The levels of these assets are dependent on our operating, lending, and investing activities during any given period. We endeavor to take a prudent, proactive approach to liquidity management, as evidenced by our balance-sheet-oriented initiatives throughout 2023 and into 2024. At June 30, 2024, cash and cash equivalents totaled $899.8 million. If additional liquidity is needed or otherwise desired as part of our liquidity management strategy, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve Board’s lending programs, brokered deposits, as well as loan and investment securities sales. As of June 30, 2024, the Bank had secured borrowing capacity with the FHLB allowing us to borrow up to 35% of the Bank’s total assets equating to a credit line of $6.58 billion, of which $4.89 billion remained available for borrowing, based on collateral pledged of $7.36 billion at market value in qualifying loans, and we had $200.0 million in FHLB term borrowings. We also had a $3.37 billion line with the FRB discount window secured by investment securities and unsecured lines of credit aggregating to $390.0 million with other correspondent banks from which to purchase federal funds. Our unused borrowing capacity was $8.65 billion, and the combined readily available liquidity with cash and cash equivalents of $899.8 million, interest-bearing time deposits with financial institutions of $1.0 million, as well as short-term, unpledged, AFS U.S. Treasury securities of $245.4 million, totaled approximately $9.79 billion, with a coverage ratio of 199.0% to uninsured and uncollateralized deposits.

We believe our level of liquid assets is sufficient to meet current anticipated funding needs. As part of our daily monitoring, we calculate a liquidity ratio by dividing the sum of cash balances plus unpledged AFS securities by total deposits, excluding time deposits maturing one year or more, plus FHLB advances maturing within one year. As of June 30, 2024, our liquidity ratio was 15.2%, which is above the Company’s minimum policy requirement of 10.0%. The Company regularly monitors liquidity, models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

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

The Bank maintains liquidity guidelines in the Company’s Liquidity Policy that permits the purchase of brokered deposit funds, in an amount not to exceed 15% of total deposits or 12% of total assets, as a secondary source for funding. At June 30, 2024, we had $484.2 million in brokered deposits, which constituted 3.31% of total deposits and 2.64% of total assets at that date.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations. During the six months ended June 30, 2024, the Bank paid $63.5 million in dividends to the Corporation.

The Corporation maintains a line of credit of $25.0 million with U.S. Bank that will expire on September 25, 2024. The Corporation anticipates renewing the line of credit upon expiration. This line of credit provides an additional source of liquidity at the Corporation level. At June 30, 2024, the Corporation had no outstanding balances against this line.

During each of the first two quarters of 2024, the Corporation declared a quarterly dividend payment of $0.33 per share. On July 22, 2024, the Company's Board of Directors declared a $0.33 per share dividend, payable on August 12, 2024 to stockholders of record as of August 5, 2024. The Corporation’s Board of Directors periodically reviews whether to declare or pay cash dividends, taking into account, among other things, general business conditions, the Company’s financial results, future prospects, capital requirements, legal and regulatory restrictions, and such other factors as the Corporation’s Board of Directors may deem relevant.

On January 11, 2021, the Company’s Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock, representing approximately 5% of the Company’s issued and outstanding shares of common stock and approximately $150 million of common stock as of December 31, 2020 based on the closing price of the Company’s common stock on December 31, 2020. During the six months ended June 30, 2024, the Company did not repurchase any shares of common stock. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs. The following schedule summarizes maturities and principal payments due on our contractual obligations, excluding accrued interest:

	June 30, 2024
(Dollars in thousands)	Less than 1 year	More than 1 year	Total
FHLB advances and other borrowings	$200,000	$—	$200,000
Subordinated debentures	59,970	272,190	332,160
Certificates of deposit	2,128,368	262,365	2,390,733
Operating leases	17,970	29,825	47,795
Affordable housing partnerships commitment	10,860	19,478	30,338
Total contractual cash obligations	$2,417,168	$583,858	$3,001,026

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

	June 30, 2024
(Dollars in thousands)	Less than 1 year	More than 1 year	Total
Loan commitments to extend credit	$1,119,690	$438,710	$1,558,400
Standby letters of credit	43,470	—	43,470
Total	$1,163,160	$438,710	$1,601,870

Since many commitments to extend credit are expected to expire, the total commitment amounts do not necessarily represent future cash requirements. For further information, see Note 15 - Off-Balance Sheet Arrangements, Commitments, and Contingencies to the Notes to the audited consolidated financial statements in the Company’s 2023 Form 10-K.

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

Final comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III,” implemented a requirement for all banking organizations to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital requirements, which fully phased in by January 1, 2019. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At June 30, 2024, the Company and Bank are in compliance with the capital conservation buffer requirement and exceeded the minimum common equity Tier 1, Tier 1, and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.00%, 8.50%, and 10.50%, respectively, and the Bank qualified as “well capitalized” for purposes of the federal bank regulatory prompt corrective action regulations. The regulatory capital ratios of the Company and Bank further strengthened at June 30, 2024 compared to the capital ratios at December 31, 2023.

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

As defined in applicable regulations and set forth in the table below, the Corporation and the Bank continue to exceed the regulatory capital minimum requirements, and the Bank continues to exceed the “well capitalized” standards and the required conservation buffer at the dates indicated:

	Actual	Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer	Minimum Required For Well Capitalized Requirement
June 30, 2024
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	11.87%	4.00%	N/A
Common equity tier 1 capital ratio	15.89%	7.00%	N/A
Tier 1 capital ratio	15.89%	8.50%	N/A
Total capital ratio	19.01%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	13.42%	4.00%	5.00%
Common equity tier 1 capital ratio	17.97%	7.00%	6.50%
Tier 1 capital ratio	17.97%	8.50%	8.00%
Total capital ratio	19.22%	10.50%	10.00%

December 31, 2023
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	11.03%	4.00%	N/A
Common equity tier 1 capital ratio	14.32%	7.00%	N/A
Tier 1 capital ratio	14.32%	8.50%	N/A
Total capital ratio	17.29%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	12.43%	4.00%	5.00%
Common equity tier 1 capital ratio	16.13%	7.00%	6.50%
Tier 1 capital ratio	16.13%	8.50%	8.00%
Total capital ratio	17.23%	10.50%	10.00%

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

The following table shows the projected NII and net interest margin of the Company at June 30, 2024 and December 31, 2023, assuming instantaneous parallel interest rate shifts in the first month of the following quarter:

June 30, 2024
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
300	599,060	33,246	5.9	3.62
200	591,731	25,917	4.6	3.58
100	580,926	15,112	2.7	3.51
Static	565,814	—	—	3.42
-100	548,487	(17,327)	(3.1)	3.32
-200	526,267	(39,547)	(7.0)	3.18
-300	503,192	(62,622)	(11.1)	3.04

December 31, 2023
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
300	667,387	40,063	6.4	3.69
200	656,958	29,634	4.7	3.63
100	643,837	16,513	2.6	3.56
Static	627,324	—	—	3.47
-100	601,798	(25,526)	(4.1)	3.33
-200	569,355	(57,969)	(9.2)	3.15
-300	534,151	(93,173)	(14.9)	2.95

The following table shows the EVE and projected change in the EVE of the Company at June 30, 2024 and December 31, 2023, assuming instantaneous parallel interest rate shifts in the first month of the following quarter:

June 30, 2024
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
300	2,710,676	(372,353)	(12.1)	18.14
200	2,893,506	(189,523)	(6.1)	18.85
100	3,021,454	(61,575)	(2.0)	19.17
Static	3,083,029	—	—	19.06
-100	3,015,044	(67,985)	(2.2)	18.17
-200	2,842,989	(240,040)	(7.8)	16.72
-300	2,579,432	(503,597)	(16.3)	14.82

December 31, 2023
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
300	2,918,718	(236,315)	(7.5)	17.70
200	3,073,927	(81,106)	(2.6)	18.11
100	3,155,901	868	—	18.05
Static	3,155,033	—	—	17.51
-100	3,022,479	(132,554)	(4.2)	16.28
-200	2,785,592	(369,441)	(11.7)	14.57
-300	2,445,055	(709,978)	(22.5)	12.42

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in legal proceedings occurring in the ordinary course of business. Management believes that none of the legal proceedings occurring in the ordinary course of business, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

Item 1A.  Risk Factors

The section titled Risk Factors in Part I, Item 1A of our 2023 Form 10-K included a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), prospects, or the value of or return on an investment in the Company. There are no material changes to our risk factors as previously described under Item 1A of our 2023 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 11, 2021, the Company’s Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock. The stock repurchase program may be limited or terminated at any time without notice. During the second quarter of 2024, the Company did not repurchase any shares of common stock.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the second quarter of 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 to April 30, 2024	—	$—	—	4,245,056
May 1, 2024 to May 31, 2024	—	—	—	4,245,056
June 1, 2024 to June 30, 2024	—	—	—	4,245,056
Total	—		—
Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6.  Exhibits

Exhibit 3.1	Second Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc. (1)
Exhibit 3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (1)
Exhibit 4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (2)
Exhibit 4.2	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the SEC upon request.
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page of Pacific Premier Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (contained in Exhibit 101)

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

PACIFIC PREMIER BANCORP, INC.,

Date:	July 26, 2024	By:	/s/ Steven R. Gardner
Steven R. Gardner
Chairman, Chief Executive Officer, and President
(Principal Executive Officer)

Date:	July 26, 2024	By:	/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)