Form 10-Q
period 2024-09-30
PACIFIC PREMIER BANCORP INC
filed 2024-10-29
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
The number of shares outstanding of the registrant’s common stock as of October 22, 2024 was 96,440,625.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except par value and share data)	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$160,305	$146,696
Interest-bearing deposits with financial institutions	821,944	789,777
Cash and cash equivalents	982,249	936,473
Interest-bearing time deposits with financial institutions	1,246	995
Investments securities held-to-maturity, at amortized cost, net of allowance for credit losses of $104 and $126 (fair value of $1,482,042 and $1,485,506) at September 30, 2024 and December 31, 2023, respectively	1,713,575	1,729,541
Investment securities available-for-sale, at fair value	1,316,546	1,140,071
FHLB, FRB, and other stock	97,336	99,225
Loans held for investment	12,035,097	13,289,020
Allowance for credit losses	(181,248)	(192,471)
Loans held for investment, net	11,853,849	13,096,549
Accrued interest receivable	64,803	68,516
Other real estate owned	—	248
Premises and equipment, net	49,807	56,676
Deferred income taxes, net	104,564	113,580
Bank owned life insurance	481,309	471,178
Intangible assets	34,924	43,285
Goodwill	901,312	901,312
Other assets	308,123	368,996
Total assets	$17,909,643	$19,026,645
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$4,639,077	$4,932,817
Interest-bearing:
Checking	2,763,353	2,899,621
Money market/savings	4,805,516	4,868,442
Retail certificates of deposit	1,972,962	1,684,560
Wholesale/brokered certificates of deposit	300,019	610,186
Total interest-bearing	9,841,850	10,062,809
Total deposits	14,480,927	14,995,626
FHLB advances and other borrowings	—	600,000
Subordinated debentures	272,320	331,842
Accrued expenses and other liabilities	212,459	216,596
Total liabilities	14,965,706	16,144,064
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at September 30, 2024 and December 31, 2023; 96,462,767 shares and 95,860,092 shares issued and outstanding, respectively	942	938
Additional paid-in capital	2,389,767	2,377,131
Retained earnings	633,350	604,137
Accumulated other comprehensive loss	(80,122)	(99,625)
Total stockholders’ equity	2,943,937	2,882,581
Total liabilities and stockholders’ equity	$17,909,643	$19,026,645
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands, except share data)	2024	2023	2024	2023
INTEREST INCOME
Loans	$163,409	$177,032	$503,931	$540,842
Investment securities and other interest-earning assets	42,217	47,030	123,180	129,951
Total interest income	205,626	224,062	627,111	670,793
INTEREST EXPENSE
Deposits	67,898	62,718	191,633	156,532
FHLB advances and other borrowings	1,511	7,235	8,078	22,328
Subordinated debentures	5,319	4,561	14,981	13,683
Total interest expense	74,728	74,514	214,692	192,543
Net interest income before provision for credit losses	130,898	149,548	412,419	478,250
Provision for credit losses	486	3,918	5,603	8,433
Net interest income after provision for credit losses	130,412	145,630	406,816	469,817
NONINTEREST INCOME
Loan servicing income	525	533	1,564	1,599
Service charges on deposit accounts	2,711	2,673	8,109	7,972
Other service fee income	306	280	951	891
Debit card interchange fee income	876	924	2,566	2,641
Earnings on bank owned life insurance	4,335	3,579	12,712	10,440
Net gain from sales of loans	47	45	112	419
Net gain from sales of investment securities	—	—	—	138
Trust custodial account fees	8,813	9,356	28,405	29,741
Escrow and exchange fees	673	938	2,071	2,920
Other income	581	223	6,373	3,515
Total noninterest income	18,867	18,551	62,863	60,276
NONINTEREST EXPENSE
Compensation and benefits	53,400	54,068	160,670	161,785
Premises and occupancy	10,899	11,382	32,186	34,739
Data processing	7,777	7,517	23,042	22,270
Other real estate owned operations, net	1	(4)	47	112
FDIC insurance premiums	1,922	2,324	6,424	7,106
Legal and professional services	4,980	4,243	10,201	14,460
Marketing expense	860	1,635	4,142	5,352
Office expense	1,046	1,079	3,216	3,591
Loan expense	734	476	2,344	1,689
Deposit expense	12,474	10,811	37,428	28,441
Amortization of intangible assets	2,762	3,055	8,361	9,281
Other expense	4,790	5,599	13,784	15,355
Total noninterest expense	101,645	102,185	301,845	304,181
Net income before income taxes	47,634	61,996	167,834	225,912
Income tax expense	11,655	15,966	42,925	59,684
Net income	$35,979	$46,030	$124,909	$166,228
EARNINGS PER SHARE
Basic	$0.37	$0.48	$1.30	$1.74
Diluted	0.37	0.48	1.30	1.74
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	94,650,096	94,189,844	94,543,243	94,072,463
Diluted	94,775,927	94,283,008	94,652,583	94,214,846

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income	$35,979	$46,030	$124,909	$166,228
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale, net of income taxes (1)	7,350	(15,684)	11,723	5,166
Reclassification adjustment for net gain on sales of securities included in net income, net of income taxes (2)	—	—	—	(99)
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of income taxes (3)	—	—	—	(36,076)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of income taxes (4)	2,661	2,522	7,780	7,627
Other comprehensive income (loss), net of tax	10,011	(13,162)	19,503	(23,382)
Comprehensive income, net of tax	$45,990	$32,868	$144,412	$142,846
______________________________
(1) Income tax expense (benefit) of the unrealized gain (loss) on securities was $2.9 million and $(6.2) million for the three months ended September 30, 2024 and 2023, respectively, and $4.6 million and $2.0 million for the nine months ended September 30, 2024 and 2023, respectively.
(2) Income tax expense on the reclassification adjustment for net gain on sales of securities included in net income was zero for the three months ended September 30, 2024 and 2023, respectively, and zero and $39,000 for the nine months ended September 30, 2024 and 2023, respectively.
(3) Income tax (benefit) expense on the unrealized loss on securities transferred from available-for-sale to held-to-maturity was zero for the three months ended September 30, 2024 and 2023, respectively, and zero and $(14.3) million for the nine months ended September 30, 2024 and 2023, respectively.
(4) Income tax expense on the amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity included in net income was $1.0 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively, and $3.1 million and $3.0 million for the nine months ended September 30, 2024 and 2023, respectively.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2024
(Unaudited)

(Dollars in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2023	95,860,092	$938	$2,377,131	$604,137	$(99,625)	$2,882,581
Net income	—	—	—	124,909	—	124,909
Other comprehensive income	—	—	—	—	19,503	19,503
Cash dividends declared ($0.99 per common share)	—	—	—	(95,280)	—	(95,280)
Dividend equivalents declared ($0.99 per restricted stock unit)	—	—	416	(416)	—	—
Share-based compensation expense	—	—	16,368	—	—	16,368
Issuance of restricted stock, net	819,501	3	(3)	—	—	—
Restricted stock surrendered and canceled	(267,448)	—	(4,933)	—	—	(4,933)
Exercise of stock options	50,622	1	788	—	—	789
Balance at September 30, 2024	96,462,767	$942	$2,389,767	$633,350	$(80,122)	$2,943,937

Balance at June 30, 2024	96,434,047	$941	$2,383,615	$629,341	$(90,133)	$2,923,764
Net income	—	—	—	35,979	—	35,979
Other comprehensive income	—	—	—	—	10,011	10,011
Cash dividends declared ($0.33 per common share)	—	—	—	(31,822)	—	(31,822)
Dividend equivalents declared ($0.33 per restricted stock unit)	—	—	148	(148)	—	—
Share-based compensation expense	—	—	5,484	—	—	5,484
Issuance of restricted stock, net	13,500	—	—	—	—	—
Restricted stock surrendered and canceled	(23,976)	—	(81)	—	—	(81)
Exercise of stock options	39,196	1	601	—	—	602
Balance at September 30, 2024	96,462,767	$942	$2,389,767	$633,350	$(80,122)	$2,943,937

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

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$124,909	$166,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	9,044	10,617
Provision for credit losses	5,603	8,433
Share-based compensation expense	16,368	14,622
Loss on sales and disposals of premises and equipment	12	131
Loss (gain) on sale or write down of other real estate owned	28	(106)
Net (accretion) amortization of discounts/premium on securities	(9,280)	11,244
Net (accretion) of discounts/premiums for acquired loans and deferred loan fees/costs	(9,873)	(11,573)
(Gain) on sale of investment securities available-for-sale	—	(138)
(Gain) on debt extinguishment	(5,270)	—
(Gain) on sales of loans	(112)	(419)
Deferred income tax expense	1,335	677
Income from bank owned life insurance, net	(10,591)	(8,453)
Amortization of intangible assets	8,361	9,281
Origination of loans held for sale, net of principal payments received	(1,793)	(1,370)
Proceeds from the sales of loans held for sale	2,255	2,085
Net change in accrued expenses and other liabilities	(26,434)	78,202
Net change in accrued interest receivable and other assets	81,337	(10,970)
Net cash provided by operating activities	185,899	268,491
Cash flows from investing activities:
Net (increase) decrease in interest-bearing time deposits with financial institutions	(251)	492
Proceeds from sales of other real estate owned	209	3,307
Loan (originations) and payments, net	1,200,165	1,330,911
Proceeds from sales of loans classified as loans held for investment	58,325	84,472
Purchase of securities held-to-maturity	(14,734)	(21,357)
Proceeds from prepayments and maturities of securities held-to-maturity	34,783	35,748
Purchase of securities available-for-sale	(711,841)	(224,347)
Proceeds from prepayments and maturities of securities available-for-sale	567,761	198,433
Proceeds from sales of securities available-for-sale	—	304,320
Proceeds from the sales of premises and equipment	2	3
Proceeds from surrender of bank owned life insurance	463	272
Purchase of premises and equipment	(2,189)	(5,604)
Net change in FHLB, FRB, and other stock	1,867	1,784
Funding of Community Reinvestment Act (“CRA”) investments, net	(5,830)	(32,621)
Net cash provided by investing activities	1,128,730	1,675,813
Cash flows from financing activities:
Net change in deposit accounts	$(514,699)	$(1,344,954)
Net change in short-term borrowings	—	(200,000)
Repayments of long-term borrowings	(594,730)	—
Repayments of subordinated debentures	(60,000)	—
Cash dividends paid	(95,280)	(94,616)
Proceeds from exercise of stock options	789	246
Restricted stock surrendered and canceled	(4,933)	(5,953)
Net cash used in financing activities	(1,268,853)	(1,645,277)
Net increase in cash and cash equivalents	45,776	299,027
Cash and cash equivalents, beginning of period	936,473	1,101,249
Cash and cash equivalents, end of period	$982,249	$1,400,276

Supplemental cash flow disclosures:
Interest paid	$219,960	$177,393
Income taxes (refunded) paid, net	(16,135)	1,610
Noncash investing activities during the period:
Transfers from loans held for investment to loans held for sale	58,675	84,993
Loans held for sale transfer to loans held for investment	—	2,227
Other real estate owned transferred from loans held for investment	—	7,336
Transfers of investment securities from available-for-sale to held-to-maturity	—	360,347
Transfers of CRA investment securities from FHLB, FRB, and other stock to other assets	—	12,601
Recognition of operating lease right-of-use assets	(22,099)	(4,259)
Recognition of operating lease liabilities	23,604	4,336
Receivable on unsettled security payments	8	—

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements reflect all normal recurring adjustments and accruals that are necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods presented. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2024.

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

Note 3 – Significant Accounting Policies

Our accounting policies are described in Note 1 - Description of Business and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2023 Form 10-K. As of September 30, 2024, there were no significant changes to accounting policies from those disclosed in our audited consolidated financial statements included in our 2023 Form 10-K.

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

Note 4 – Investment Securities

The amortized cost and estimated fair value of available-for-sale (“AFS”) investment securities were as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
AFS investment securities:
September 30, 2024
U.S. Treasury	$767,202	$4,149	$—	$771,351
Agency	1,207	—	(42)	1,165
Corporate	428,311	265	(23,168)	405,408
Collateralized mortgage obligations	139,456	7	(841)	138,622
Total AFS investment securities	$1,336,176	$4,421	$(24,051)	$1,316,546

December 31, 2023
U.S. Treasury	$538,899	$381	$(24)	$539,256
Agency	1,941	—	(73)	1,868
Corporate	481,499	52	(35,208)	446,343
Collateralized mortgage obligations	153,701	—	(1,097)	152,604
Total AFS investment securities	$1,176,040	$433	$(36,402)	$1,140,071

The carrying amount and estimated fair value of held-to-maturity (“HTM”) investment securities were as follows:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Gain	Gross Unrecognized Loss	Estimated Fair Value
HTM investment securities:
September 30, 2024
Municipal bonds	$1,145,201	$(104)	$1,145,097	$272	$(204,482)	$940,887
Collateralized mortgage obligations	316,550	—	316,550	1,532	(2,595)	315,487
Mortgage-backed securities	235,729	—	235,729	671	(26,931)	209,469
Other	16,199	—	16,199	—	—	16,199
Total HTM investment securities	$1,713,679	$(104)	$1,713,575	$2,475	$(234,008)	$1,482,042

December 31, 2023
Municipal bonds	$1,146,244	$(126)	$1,146,118	$819	$(206,361)	$940,576
Collateralized mortgage obligations	334,997	—	334,997	1,565	(9,570)	326,992
Mortgage-backed securities	232,157	—	232,157	310	(30,798)	201,669
Other	16,269	—	16,269	—	—	16,269
Total HTM investment securities	$1,729,667	$(126)	$1,729,541	$2,694	$(246,729)	$1,485,506
The Company reassesses classification of certain investments as part of the ongoing review of the investment securities portfolio. During the nine months ended September 30, 2024, there were no transfers of AFS securities to HTM securities.

During the nine months ended September 30, 2023, the Company transferred $410.7 million of AFS collateralized mortgage obligations to HTM securities. The Company intends and has the ability to hold the securities transferred to maturity. The transfer of these securities was accounted for at fair value on the transfer date. The collateralized mortgage obligations had a net carrying amount of $360.3 million with a pre-tax unrealized loss of $50.4 million, which are accreted into interest income as yield adjustments through earnings over the remaining term of the securities. The amortization of the related net after-tax unrealized losses reported in accumulated other comprehensive loss offsets the effect on interest income for the accretion of the unrealized losses associated with the transferred securities. No gains or losses were recorded at the time of transfer.

Investment securities with carrying values of $2.72 billion and $2.80 billion as of September 30, 2024 and December 31, 2023, respectively, were pledged to other borrowings, secure public deposits, and for other purposes as required or permitted by law, of which $2.53 billion and $1.41 billion as of September 30, 2024 and December 31, 2023, respectively, were pledged to the Federal Reserve's discount window to increase the Company’s access to funding and provide liquidity.

Unrealized Gains and Losses

Unrealized gains and losses on AFS investment securities, net of tax, are recognized in stockholders’ equity as accumulated other comprehensive income or loss. At September 30, 2024, the Company had a net unrealized loss on AFS investment securities of $19.6 million, or $14.0 million net of tax in accumulated other comprehensive loss, compared to a net unrealized loss of $36.0 million, or $25.8 million net of tax in accumulated other comprehensive loss, at December 31, 2023.

For investment securities transferred from AFS to HTM, the net after-tax unrealized gains and losses at the date of transfer continue to be reported in stockholders’ equity as accumulated other comprehensive loss and are amortized over the remaining lives of the securities with an offsetting entry to interest income as an adjustment of yield in a manner consistent with the amortization of a premium or discount, with an offsetting entry to interest income for the accretion of the unrealized loss associated with the transferred securities. At September 30, 2024, the unrealized loss on investment securities transferred from AFS to HTM was $92.1 million, or $66.1 million net of tax. At December 31, 2023, the unrealized loss on investment securities transferred from AFS to HTM was $102.9 million, or $73.9 million net of tax.

The table below summarizes the number, fair value, and gross unrealized holding losses of the Company’s AFS investment securities in an unrealized loss position for which an allowance for credit losses (the “ACL”) has not been recorded as of the dates indicated, aggregated by investment category and length of time in a continuous loss position.

	September 30, 2024
	Less than 12 Months			12 Months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
AFS investment securities:
Agency	—	$—	$—	4	$1,165	$(42)	4	$1,165	$(42)
Corporate	3	26,523	(50)	34	301,666	(23,118)	37	328,189	(23,168)
Collateralized mortgage obligations	1	7,326	(18)	24	122,396	(823)	25	129,722	(841)
Total AFS investment securities	4	$33,849	$(68)	62	$425,227	$(23,983)	66	$459,076	$(24,051)

	December 31, 2023
	Less than 12 Months			12 Months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
AFS investment securities:
U.S. Treasury	4	$98,622	$(24)	—	$—	$—	4	$98,622	$(24)
Agency	—	—	—	4	1,868	(73)	4	1,868	(73)
Corporate	1	4,989	(3)	47	431,353	(35,205)	48	436,342	(35,208)
Collateralized mortgage obligations	—	—	—	28	152,604	(1,097)	28	152,604	(1,097)
Total AFS investment securities	5	$103,611	$(27)	79	$585,825	$(36,375)	84	$689,436	$(36,402)

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

At September 30, 2024 and December 31, 2023, the Company had an ACL of $104,000 and $126,000, respectively, for HTM investment securities classified as municipal bonds. The following table presents a rollforward by major security type of the ACL on the Company's HTM debt securities as of and for the periods indicated:

(Dollars in thousands)	Beginning ACL Balance	Provision for Credit Losses	Ending ACL Balance
Three Months Ended September 30, 2024
HTM investment securities:
Municipal bonds	$129	$(25)	$104

Three Months Ended September 30, 2023
HTM investment securities:
Municipal bonds	$113	$15	$128

(Dollars in thousands)	Beginning ACL Balance	Provision for Credit Losses	Ending ACL Balance
Nine Months Ended September 30, 2024
HTM investment securities:
Municipal bonds	$126	$(22)	$104

Nine Months Ended September 30, 2023
HTM investment securities:
Municipal bonds	$43	$85	$128

The Company had no ACL for AFS investment securities at September 30, 2024 and December 31, 2023. The Company performed a qualitative assessment of these investments as of September 30, 2024 and determined that unrealized losses during the third quarter of 2024 were the result of general market conditions, including changes in interest rates, and does not believe the declines in fair value were credit related. As of September 30, 2024, the Company had not recorded credit losses on AFS securities that were in an unrealized loss position due to the high credit quality of the investments, with investment grade ratings, and many of them issued by U.S. government agencies. As of September 30, 2024, 69% of our AFS securities were U.S. Treasury, U.S. government agency, and U.S. government-sponsored enterprise securities. The fair value of Corporate bank debt securities continued to improve during the nine months ended September 30, 2024 as the spreads on the bank debt continued to tighten with overall signs of stability in the banking industry and interest rate movement during the period. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. It is more likely than not that the Company will not be required to sell the securities prior to their anticipated recoveries, and at this time the Company does not intend to sell these securities. There was no provision for credit losses recognized for AFS investment securities during the nine months ended September 30, 2024 and 2023.

At September 30, 2024 and December 31, 2023, there were no AFS or HTM securities on nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. At September 30, 2024 and December 31, 2023, there were no securities purchased with deterioration in credit quality since their origination.

Realized Gains and Losses

The following table presents the amortized cost of securities sold with related gross realized gains, gross realized losses, and net realized gains for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2024	2023	2024	2023
Amortized cost of AFS investment securities sold	$—	$—	$—	$304,182

Gross realized gains	$—	$—	$—	$986
Gross realized (losses)	—	—	—	(848)
Net realized gains on sales of AFS investment securities	$—	$—	$—	$138

Contractual Maturities

The amortized cost and estimated fair value of investment securities at September 30, 2024, by contractual maturity, are shown in the table below.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS investment securities:
U.S. Treasury	$618,639	$620,804	$148,563	$150,547	$—	$—	$—	$—	$767,202	$771,351
Agency	—	—	776	752	—	—	431	413	1,207	1,165
Corporate	20,002	19,996	203,372	202,551	204,937	182,861	—	—	428,311	405,408
Collateralized mortgage obligations	—	—	54,957	54,731	41,870	41,625	42,629	42,266	139,456	138,622
Total AFS investment securities	638,641	640,800	407,668	408,581	246,807	224,486	43,060	42,679	1,336,176	1,316,546
HTM investment securities:
Municipal bonds	—	—	38,612	36,884	43,308	39,551	1,063,281	864,452	1,145,201	940,887
Collateralized mortgage obligations	—	—	57	57	—	—	316,493	315,430	316,550	315,487
Mortgage-backed securities	—	—	2,938	3,025	6,059	6,277	226,732	200,167	235,729	209,469
Other	—	—	—	—	—	—	16,199	16,199	16,199	16,199
Total HTM investment securities	—	—	41,607	39,966	49,367	45,828	1,622,705	1,396,248	1,713,679	1,482,042
Total investment securities	$638,641	$640,800	$449,275	$448,547	$296,174	$270,314	$1,665,765	$1,438,927	$3,049,855	$2,798,588

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

The following table presents the composition of the loan portfolio for the periods indicated:

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Investor loans secured by real estate
CRE non-owner-occupied	$2,202,268	$2,421,772
Multifamily	5,388,847	5,645,310
Construction and land	445,146	472,544
SBA secured by real estate	32,228	36,400
Total investor loans secured by real estate	8,068,489	8,576,026
Business loans secured by real estate
CRE owner-occupied	2,038,583	2,191,334
Franchise real estate secured	264,696	304,514
SBA secured by real estate	43,943	50,741
Total business loans secured by real estate	2,347,222	2,546,589
Commercial loans
Commercial and industrial	1,316,517	1,790,608
Franchise non-real estate secured	237,702	319,721
SBA non-real estate secured	8,407	10,926
Total commercial loans	1,562,626	2,121,255
Retail loans
Single family residential	71,552	72,752
Consumer	1,361	1,949
Total retail loans	72,913	74,701
Loans held for investment before basis adjustment (1)	12,051,250	13,318,571
Basis adjustment associated with fair value hedge (2)	(16,153)	(29,551)
Loans held for investment	12,035,097	13,289,020
Allowance for credit losses for loans held for investment	(181,248)	(192,471)
Loans held for investment, net	$11,853,849	$13,096,549

Total unfunded loan commitments	$1,377,190	$1,703,470
Loans held for sale, at lower of cost or fair value	$—	$—
______________________________
(1) Includes net deferred origination costs (fees) of $1.5 million and $(74,000), and unaccreted fair value net purchase discounts of $35.9 million and $43.3 million as of September 30, 2024 and December 31, 2023, respectively.
(2) Represents the basis adjustment associated with the application of hedge accounting on certain loans. The basis adjustment will be allocated to the amortized cost of associated loans within the closed portfolio if the hedge is discontinued. Refer to Note 11 – Derivative Instruments for additional information.

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

Loans Serviced for Others and Loan Securitization

The Company generally retains the servicing rights of the guaranteed portion of SBA loans sold, for which the Company initially records a servicing asset at fair value within its other assets category. Servicing assets are subsequently measured using the amortization method and amortized to noninterest income. At September 30, 2024 and December 31, 2023, the servicing assets totaled $1.1 million and $1.6 million, respectively, and were included in other assets in the Company’s consolidated statements of financial condition. Servicing assets are evaluated for impairment based upon the fair value of the servicing rights as compared to carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. At September 30, 2024 and December 31, 2023, the Company determined that no valuation allowance was necessary.

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

To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse Freddie Mac for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date of December 23, 2016. The liability recorded for Company’s exposure to the reimbursement agreement with Freddie Mac was $345,000 as of September 30, 2024 and December 31, 2023.

Loans sold and serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans and participations serviced for others was $325.0 million at September 30, 2024 and $373.8 million at December 31, 2023, respectively. Included in those totals are multifamily loans transferred through securitization with Freddie Mac of $42.3 million and $48.0 million at September 30, 2024 and December 31, 2023, respectively, and SBA participations serviced for others of $221.0 million and $258.1 million at September 30, 2024 and December 31, 2023, respectively.

Concentration of Credit Risk

As of September 30, 2024, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located predominately in California. The Company’s loan portfolio contains concentrations of credit in multifamily, CRE non-owner-occupied, CRE owner-occupied, and C&I business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and diversifies its loan portfolio through loan originations, purchases, and sales to meet approved concentration levels.

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus, and likewise in excess of 15% of the Bank’s unimpaired capital plus surplus for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $835.5 million for secured loans and $501.3 million for unsecured loans at September 30, 2024. In order to manage concentration risk, the Bank maintains a house lending limit well below these statutory maximums. At September 30, 2024, the Bank’s largest aggregate outstanding balance of loans to one borrower was $169.6 million comprised of C&I asset-based lines of credit.

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

When a loan is graded as special mention, substandard, or doubtful, the Company obtains an updated valuation of the underlying collateral. Collateral generally consists of accounts receivable, inventory, fixed assets, real estate properties, and/or cash. The Company typically continues to obtain or confirm updated valuations of underlying collateral for special mention and classified loans on an annual or biennial basis, in accordance with our credit policy, in order to have the most current indication of fair value of the underlying collateral securing the loan. If the loan no longer possesses risk characteristics similar to other loans of a similar type in the loan portfolio, then the loan is evaluated individually to determine an appropriate ACL for the loan. If, through the Company’s credit risk management process, it is determined the ultimate repayment of a loan will come from the foreclosure upon and ultimate sale of the underlying collateral, the loan is deemed collateral dependent. If an individually evaluated loan is not considered collateral dependent, the associated ACL is determined through the use of a discounted cash flow analysis.

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as well as the gross charge-offs on a year-to-date basis by year of origination as of September 30, 2024:

	Term Loans by Vintage
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term During the Period	Total
September 30, 2024
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$50,743	$31,134	$449,405	$503,642	$164,952	$963,283	$—	$—	$2,163,159
Special mention	—	—	—	—	—	2,471	—	—	2,471
Substandard	16,089	—	11,549	—	5,784	3,216	—	—	36,638
Multifamily
Pass	14,921	171,585	1,163,753	1,954,025	679,920	1,369,933	—	—	5,354,137
Special mention	—	—	—	3,098	18,949	12,663	—	—	34,710
Construction and land
Pass	18,613	67,378	282,353	71,328	2,219	3,255	—	—	445,146
SBA secured by real estate
Pass	—	—	6,399	—	494	18,008	—	—	24,901
Special mention	—	—	—	—	—	1,125	—	—	1,125
Substandard	—	—	—	131	—	6,071	—	—	6,202
Total investor loans secured by real estate	100,366	270,097	1,913,459	2,532,224	872,318	2,380,025	—	—	8,068,489
Year-to-date gross charge-offs	—	—	—	29	11,539	1,333	—	—	12,901
Business loans secured by real estate
CRE owner-occupied
Pass	30,052	20,963	525,968	615,978	214,189	579,769	—	—	1,986,919
Special mention	—	—	1,235	—	—	15,936	918	—	18,089
Substandard	—	—	—	—	—	33,575	—	—	33,575
Franchise real estate secured
Pass	1,205	9,693	40,846	104,623	23,827	81,432	—	—	261,626
Special mention	—	—	—	—	—	1,560	—	—	1,560
Substandard	—	—	—	—	—	1,510	—	—	1,510
SBA secured by real estate
Pass	243	110	9,744	7,052	1,209	22,415	—	—	40,773
Substandard	—	—	—	—	—	3,170	—	—	3,170
Total loans secured by business real estate	31,500	30,766	577,793	727,653	239,225	739,367	918	—	2,347,222
Year-to-date gross charge-offs	—	93	3,345	581	1,152	645	—	—	5,816
Commercial loans
Commercial and industrial
Pass	37,384	39,403	128,947	136,119	33,882	224,276	671,901	3,942	1,275,854
Special mention	816	628	—	45	177	7	10,378	342	12,393
Substandard	—	1,139	9,235	4,335	340	872	9,464	—	25,385
Doubtful	—	—	2,885	—	—	—	—	—	2,885

	Term Loans by Vintage
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term During the Period	Total
September 30, 2024
Franchise non-real estate secured
Pass	$11	$6,982	$58,598	$82,272	$9,274	$69,601	$—	$—	$226,738
Special mention	—	—	—	—	—	557	—	—	557
Substandard	—	—	1,190	—	—	9,217	—	—	10,407
SBA non-real estate secured
Pass	307	361	4,261	327	—	2,439	—	—	7,695
Substandard	—	—	500	—	130	82	—	—	712
Total commercial loans	38,518	48,513	205,616	223,098	43,803	307,051	691,743	4,284	1,562,626
Year-to-date gross charge-offs	—	466	212	182	41	22	1,975	—	2,898
Retail loans
Single family residential
Pass	—	11	—	—	160	40,477	30,904	—	71,552
Consumer loans
Pass	57	—	—	2	2	391	909	—	1,361
Total retail loans	57	11	—	2	162	40,868	31,813	—	72,913
Year-to-date gross charge-offs	5	1	7	1	—	869	—	—	883
Loans held for investment before basis adjustment (1)	$170,441	$349,387	$2,696,868	$3,482,977	$1,155,508	$3,467,311	$724,474	$4,284	$12,051,250
Total Year-to-date gross charge-offs	$5	$560	$3,564	$793	$12,732	$2,869	$1,975	$—	$22,498
______________________________
(1) Excludes the basis adjustment of $16.2 million to the carrying amount of certain loans included in fair value hedging relationships. Refer to Note 11 – Derivative Instruments for additional information.

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as of December 31, 2023:

	Term Loans by Vintage
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2023
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$71,452	$482,045	$549,828	$192,399	$315,139	$795,856	$—	$—	$2,406,719
Special mention	—	3,811	2,530	—	—	625	—	—	6,966
Substandard	—	412	—	—	—	7,675	—	—	8,087
Multifamily
Pass	179,055	1,184,329	2,008,126	725,123	822,411	714,638	—	—	5,633,682
Special mention	—	—	—	—	—	11,628	—	—	11,628
Construction and land
Pass	59,993	309,677	94,845	2,223	2,368	3,438	—	—	472,544
SBA secured by real estate
Pass	$—	$6,478	$—	$493	$4,804	$16,496	$—	$—	$28,271
Substandard	—	—	131	—	536	7,462	—	—	8,129
Total investor loans secured by real estate	310,500	1,986,752	2,655,460	920,238	1,145,258	1,557,818	—	—	8,576,026

	Term Loans by Vintage
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2023
Year-to-date gross charge-offs	$—	$—	$217	$—	$1,582	$3,653	$—	$—	$5,452
Business loans secured by real estate
CRE owner-occupied
Pass	19,014	543,413	660,967	224,333	211,283	458,975	—	—	2,117,985
Special mention	—	16,535	—	476	4,775	11,775	919	—	34,480
Substandard	—	15,539	2,162	5,505	3,873	11,790	—	—	38,869
Franchise real estate secured
Pass	10,580	39,239	124,424	25,697	15,731	72,342	—	—	288,013
Special mention	1,758	3,603	1,903	—	795	1,615	—	—	9,674
Substandard	—	3,964	—	—	2,571	292	—	—	6,827
SBA secured by real estate
Pass	113	9,334	7,634	1,979	4,109	22,417	—	—	45,586
Special mention	—	536	—	—	—	83	—	—	619
Substandard	—	—	—	—	—	4,536	—	—	4,536
Total loans secured by business real estate	31,465	632,163	797,090	257,990	243,137	583,825	919	—	2,546,589
Year-to-date gross charge-offs	—	—	318	191	—	1,861	—	—	2,370
Commercial loans
Commercial and industrial
Pass	46,765	172,987	160,275	40,988	110,526	146,310	966,733	6,518	1,651,102
Special mention	239	23,242	12,270	367	16	2,139	42,570	407	81,250
Substandard	425	8,052	2,689	588	173	1,138	26,462	14,187	53,714
Doubtful and loss	—	—	—	—	—	—	—	4,542	4,542
Franchise non-real estate secured
Pass	6,801	74,441	112,112	16,355	34,770	53,957	—	753	299,189
Special mention	433	845	1,633	—	627	692	—	—	4,230
Substandard	—	1,646	322	2,324	10,451	1,559	—	—	16,302
SBA non-real estate secured
Pass	1,075	4,485	343	113	1,464	2,490	—	—	9,970
Substandard	—	527	—	141	53	235	—	—	956
Total commercial loans	55,738	286,225	289,644	60,876	158,080	208,520	1,035,765	26,407	2,121,255
Year-to-date gross charge-offs	132	3,053	62	5	362	37	6,387	503	10,541
Retail loans
Single family residential
Pass	20	—	—	167	—	44,104	28,461	—	72,752
Consumer loans
Pass	—	—	3	9	5	788	1,144	—	1,949
Total retail loans	20	—	3	176	5	44,892	29,605	—	74,701
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$983	$3	$—	$986
Loans held for investment before basis adjustment (1)	$397,723	$2,905,140	$3,742,197	$1,239,280	$1,546,480	$2,395,055	$1,066,289	$26,407	$13,318,571
Total Year-to-date gross charge-offs	$132	$3,053	$597	$196	$1,944	$6,534	$6,390	$503	$19,349
______________________________
(1) Excludes the basis adjustment of $29.6 million to the carrying amount of certain loans included in fair value hedging relationships. Refer to Note 11 – Derivative Instruments for additional information.

The following tables stratify the loans held for investment portfolio by delinquency as of the periods indicated:

		Days Past Due(2)
(Dollars in thousands)	Current	30-59	60-89	90+	Total
September 30, 2024
Investor loans secured by real estate
CRE non-owner-occupied	$2,201,885	$—	$—	$383	$2,202,268
Multifamily	5,388,847	—	—	—	5,388,847
Construction and land	445,146	—	—	—	445,146
SBA secured by real estate	30,926	1,115	—	187	32,228
Total investor loans secured by real estate	8,066,804	1,115	—	570	8,068,489
Business loans secured by real estate
CRE owner-occupied	2,034,009	—	—	4,574	2,038,583
Franchise real estate secured	264,696	—	—	—	264,696
SBA secured by real estate	43,943	—	—	—	43,943
Total business loans secured by real estate	2,342,648	—	—	4,574	2,347,222
Commercial loans
Commercial and industrial	1,313,441	893	715	1,468	1,316,517
Franchise non-real estate secured	237,702	—	—	—	237,702
SBA not secured by real estate	7,876	—	—	531	8,407
Total commercial loans	1,559,019	893	715	1,999	1,562,626
Retail loans
Single family residential	71,552	—	—	—	71,552
Consumer loans	1,361	—	—	—	1,361
Total retail loans	72,913	—	—	—	72,913
Loans held for investment before basis adjustment (1)	$12,041,384	$2,008	$715	$7,143	$12,051,250

December 31, 2023
Investor loans secured by real estate
CRE non-owner-occupied	$2,421,360	$—	$—	$412	$2,421,772
Multifamily	5,645,310	—	—	—	5,645,310
Construction and land	472,544	—	—	—	472,544
SBA secured by real estate	35,980	—	—	420	36,400
Total investor loans secured by real estate	8,575,194	—	—	832	8,576,026
Business loans secured by real estate
CRE owner-occupied	2,186,679	—	—	4,655	2,191,334
Franchise real estate secured	304,222	292	—	—	304,514
SBA secured by real estate	50,604	137	—	—	50,741
Total business loans secured by real estate	2,541,505	429	—	4,655	2,546,589
Commercial loans
Commercial and industrial	1,788,855	228	1,294	231	1,790,608
Franchise non-real estate secured	318,162	1,559	—	—	319,721
SBA not secured by real estate	10,119	249	—	558	10,926
Total commercial loans	2,117,136	2,036	1,294	789	2,121,255
Retail loans
Single family residential	72,733	19	—	—	72,752
Consumer loans	1,949	—	—	—	1,949
Total retail loans	74,682	19	—	—	74,701
Loans held for investment before basis adjustment (1)	$13,308,517	$2,484	$1,294	$6,276	$13,318,571
______________________________
(1) Excludes the basis adjustment of $16.2 million and $29.6 million to the carrying amount of certain loans included in fair value hedging relationships as of September 30, 2024 and December 31, 2023, respectively. Refer to Note 11 – Derivative Instruments for additional information.
(2) Nonaccrual loans are included in this aging analysis based on the loan’s past due status.

Individually Evaluated Loans

The Company evaluates loans collectively for purposes of determining the ACL in accordance with ASC 326. Collective evaluation is based on aggregating loans deemed to possess similar risk characteristics. In certain instances, the Company may identify loans that it believes no longer possess risk characteristics similar to other loans in the portfolio. These loans are typically identified from a substandard or worse internal risk grade, since the specific attributes and risks associated with such loans tend to become unique as the credit deteriorates. Such loans are typically nonperforming, can be modified loans made to borrowers experiencing financial difficulty, and/or are deemed collateral dependent, where the ultimate repayment of the loan is expected to come from the operation of or eventual sale of the collateral. Loans that are deemed by management to no longer possess risk characteristics similar to other loans in the portfolio are evaluated individually for purposes of determining an appropriate lifetime ACL. The Company uses a discounted cash flow approach, using the loan’s effective interest rate, for determining the ACL on individually evaluated loans, unless the loan is deemed collateral dependent, which requires evaluation based on the estimated fair value of the underlying collateral, less estimated costs to sell. The Company may increase or decrease the ACL for collateral dependent individually evaluated loans based on changes in the estimated expected fair value of the collateral. Changes in the ACL for all other individually evaluated loans is based substantially on the Company’s evaluation of cash flows expected to be received from such loans.

As of September 30, 2024, $39.1 million of loans were individually evaluated with a $752,000 ACL attributed to such loans. At September 30, 2024, $28.1 million of individually evaluated loans were evaluated based on the underlying value of the collateral, and $10.9 million were evaluated using a discounted cash flow approach. All individually evaluated loans were on nonaccrual status at September 30, 2024.

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

The increase in individually evaluated loans during the nine months ended September 30, 2024 was primarily driven by a single, diversified commercial banking relationship with CRE non-owner-occupied loans totaling $18.0 million as of September 30, 2024.

Purchased Credit Deteriorated Loans

The Company analyzed acquired loans for more-than-insignificant deterioration in credit quality since their origination. Such loans are classified as purchased credit deteriorated (“PCD”) loans. Please see Note 1 - Description of Business and Summary of Significant Accounting Policies of our audited consolidated financial statements included in our 2023 Form 10-K for more information concerning the accounting for PCD loans. The Company had PCD loans of $296.1 million and $359.3 million at September 30, 2024 and December 31, 2023, respectively.

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

The Company typically does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the timely collection of principal or interest regardless of the length of past due status. However, when such loans are well-secured and in the process of collection, the Company may continue with the accrual of interest. The Company had loans on nonaccrual status of $39.1 million at September 30, 2024 and $24.8 million at December 31, 2023. The increase in nonaccrual loans at September 30, 2024 was primarily the result of a single, diversified commercial banking relationship with CRE non-owner occupied loans totaling $18.0 million, which were current as of September 30, 2024.

The Company did not record income from the receipt of cash payments related to nonaccruing loans during the three and nine months ended September 30, 2024 and 2023. The Company had no loans 90 days or more past due and still accruing at September 30, 2024 and December 31, 2023.

The following tables provide a summary of nonaccrual loans as of the dates indicated:

	Nonaccrual Loans (1)
	Collateral Dependent Loans		Non-Collateral Dependent Loans		Total Nonaccrual Loans	Nonaccrual Loans with No ACL
(Dollars in thousands)	Balance	ACL	Balance	ACL
September 30, 2024
Investor loans secured by real estate
CRE non-owner-occupied	$19,042	$—	$—	$—	$19,042	$19,042
SBA secured by real estate	1,725	559	—	—	1,725	610
Total investor loans secured by real estate	20,767	559	—	—	20,767	19,652
Business loans secured by real estate
CRE owner-occupied	4,574	—	—	—	4,574	4,574
Total business loans secured by real estate	4,574	—	—	—	4,574	4,574
Commercial loans
Commercial and industrial	2,274	193	10,938	—	13,212	13,019
SBA non-real estate secured	531	—	—	—	531	531
Total commercial loans	2,805	193	10,938	—	13,743	13,550
Total nonaccrual loans	$28,146	$752	$10,938	$—	$39,084	$37,776

	Nonaccrual Loans (1)
(Dollars in thousands)	Collateral Dependent Loans	ACL	Non-Collateral Dependent Loans	ACL	Total Nonaccrual Loans	Nonaccrual Loans with No ACL
December 31, 2023
Investor loans secured by real estate
CRE non-owner-occupied	$412	$—	$—	$—	$412	$412
SBA secured by real estate	1,205	—	—	—	1,205	1,205
Total investor loans secured by real estate	1,617	—	—	—	1,617	1,617
Business loans secured by real estate
CRE owner-occupied	8,666	—	—	—	8,666	8,666
Total business loans secured by real estate	8,666	—	—	—	8,666	8,666
Commercial loans
Commercial and industrial	1,381	—	12,595	—	13,976	13,976
SBA non-real estate secured	558	—	—	—	558	558
Total commercial loans	1,939	—	12,595	—	14,534	14,534
Total nonaccrual loans	$12,222	$—	$12,595	$—	$24,817	$24,817
______________________________
(1) The ACL for nonaccrual loans is determined based on a discounted cash flow methodology unless the loan is considered collateral dependent; otherwise, the ACL for collateral dependent nonaccrual loans is determined based on the estimated fair value of the underlying collateral.

Residential Real Estate Loans In Process of Foreclosure

The Company had no consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of September 30, 2024 and December 31, 2023.

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

MLTBs were $16.1 million at September 30, 2024 and $12.6 million at December 31, 2023.

There were no loans modified as an MLTB during the three months ended September 30, 2024, compared to two syndicated C&I participation MLTBs during the three months ended September 30, 2023.

The following table shows the amortized cost of the MLTBs by class and type of modification, as well as the percentage of the loans modified to the total class of loans at and during the three months ended September 30, 2023:

	Three Months Ended September 30, 2023
	Other-than-Insignificant Payment Delay
(Dollars in thousands)	Balance	Percent of Total Class of Loans
Commercial loans
Commercial and industrial	$13,021	0.82%
Total commercial loans	$13,021

The following table shows the amortized cost of the MLTBs by class and type of modification, as well as the percentage of the loans modified to the total class of loans at and during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024
	Combination of Other-than-Insignificant Payment Delay and Term Extension
(Dollars in thousands)	Balance	Percent of Total Class of Loans
Investor loans secured by real estate
CRE non-owner-occupied	$16,089	0.73%
Total investor loans secured by real estate	$16,089

	Nine Months Ended September 30, 2023
	Other-than-Insignificant Payment Delay
(Dollars in thousands)	Balance	Percent of Total Class of Loans
Commercial loans
Commercial and industrial	$13,021	0.82%
Total commercial loans	$13,021

The following table describes the financial effect of the loan modification made for the borrower experiencing financial difficulty during the nine months ended September 30, 2024:

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

During the three and nine months ended September 30, 2024 and 2023, there were no MLTBs that had a payment default and had been modified within the 12 months preceding the payment default (90 days or more past due).

The following table depicts the performance of the loans that were modified in the past 12 months as of the dates indicated:

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+	Total
September 30, 2024
Investor loans secured by real estate
CRE non-owner-occupied	$16,089	$—	$—	$—	$16,089
Total investor loans secured by real estate	$16,089	$—	$—	$—	$16,089

September 30, 2023
Commercial loans
Commercial and industrial	$13,021	$—	$—	$—	$13,021
Total commercial loans	$13,021	$—	$—	$—	$13,021

Collateral Dependent Loans

Loans that have been classified as collateral dependent are loans where substantially all repayment of the loan is expected to come from the eventual liquidation of the collateral. Collateral dependent loans are evaluated individually for purposes of determining the ACL. The ACL for each loan is measured as the amount by which the fair value of the underlying collateral, less estimated costs to sell, is less than the amortized cost of the loan. Additionally, due to the likelihood of foreclosure and that repayment of the loan is expected to come from the eventual sale of the underlying collateral, management analyzes the underlying collateral at least quarterly, with changes in the estimated fair value of the collateral and/or estimated costs to sell reflected in the lifetime ACL for the loan and balances deemed uncollectible are promptly charged-off. In cases where the loan is well-secured and the estimated value of the collateral exceeds the amortized cost of the loan, no ACL is recorded.

The following tables summarize collateral dependent loans by collateral type as of the dates indicated:

(Dollars in thousands)	Office Properties	Retail Properties	Land Properties	Hotel Properties	Other CRE Properties	Business Assets	Total
September 30, 2024
Investor loan secured by real estate
CRE non-owner-occupied	$16,089	$1,005	$—	$—	$1,948	$—	$19,042
SBA secured by real estate	—	—	—	1,725	—	—	1,725
Total investor loans secured by real estate	16,089	1,005	—	1,725	1,948	—	20,767
Business loans secured by real estate
CRE owner-occupied	—	—	4,574	—	—	—	4,574
Total business loans secured by real estate	—	—	4,574	—	—	—	4,574
Commercial loans
Commercial and industrial	—	—	227	—	—	2,047	2,274
SBA non-real estate secured	—	—	—	—	—	531	531
Total commercial loans	—	—	227	—	—	2,578	2,805
Total collateral dependent loans	$16,089	$1,005	$4,801	$1,725	$1,948	$2,578	$28,146

December 31, 2023
Investor loan secured by real estate
CRE non-owner-occupied	$—	$412	$—	$—	$—	$—	$412
SBA secured by real estate	—	—	—	1,205	—	—	1,205
Total investor loans secured by real estate	—	412	—	1,205	—	—	1,617
Business loans secured by real estate
CRE owner-occupied	4,011	—	4,655	—	—	—	8,666
Total business loans secured by real estate	4,011	—	4,655	—	—	—	8,666
Commercial loans
Commercial and industrial	—	—	231	—	—	1,150	1,381
SBA non-real estate secured	—	—	—	—	—	558	558
Total commercial loans	—	—	231	—	—	1,708	1,939
Total collateral dependent loans	$4,011	$412	$4,886	$1,205	$—	$1,708	$12,222

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

The discounted cash flow model is applied on an instrument-by-instrument basis, and for loans with similar risk characteristics, to derive estimates for the lifetime ACL for each loan. The discounted cash flow methodology relies on several significant components essential to the development of estimates for future cash flows on loans and unfunded loan commitments. These components consist of: (i) the estimated probability of default (“PD”), (ii) the estimated loss given default (“LGD”), which represents the estimated severity of the loss when a loan is in default, (iii) estimates for prepayment activity on loans, and (iv) the estimated exposure to the Company at default (“EAD”). The PD and LGD are heavily influenced by changes in economic forecasts and key variables employed in the model as well as our portfolio performance and composition over a reasonable and supportable period. The Company’s ACL methodology for unfunded loan commitments also includes assumptions concerning the probability an unfunded commitment will be drawn upon by the borrower. These assumptions are based on the Company’s historical experience.

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

Probability of Default

The PD for investor loans secured by real estate is based largely on a model provided by a third party, using proxy loan information. The PDs generated by this model are reflective of current and expected economic conditions in the commercial real estate market, and how they are expected to impact loan level and property level attributes, and ultimately the likelihood of a default event occurring. This model incorporates assumptions for PD at a loan’s maturity. Significant loan and property level attributes include: loan-to-value (“LTV”) ratios, debt service coverage ratios, loan size, loan vintage, and property types.

The PD for business loans secured by real estate and commercial loans is based on an internally developed PD rating scale that assigns PDs based on the Company’s internal credit risk grades for loans. This internally developed PD rating scale is based on a combination of the Company’s own historical data and observed historical data from the Company’s peers, which consist of banks that management believes align with our business profile. As credit risk grades change for these loans, the PD assigned to them also changes. As with investor loans secured by real estate, the PD for business loans secured by real estate and commercial loans is also impacted by current and expected economic conditions, including U.S. GDP growth and U.S. unemployment rate forecasts.

The Company considers loans to be in default when they are 90 days or more past due or placed on nonaccrual status.

Loss Given Default

LGDs for commercial real estate loans are derived from a third party, using proxy loan information, and are based on loan and property level characteristics for loans in the Company’s loan portfolio, such as: LTV ratios, estimated time to resolution, property size, and current and estimated future market price changes for underlying collateral. LGDs are highly dependent upon LTV ratios, and incorporate estimates for the expenses associated with managing the loans through to resolution. LGDs also incorporate an estimate for the loss severity associated with loans where the borrower fails to meet their debt obligation at maturity, such as through a balloon payment or the refinancing of the loan through another lender. External factors that have an impact on LGDs include: changes in the index for CRE pricing, GDP growth rate, unemployment rates, and the Consumer Price Index. LGDs are applied to each loan in the commercial real estate portfolio, and in conjunction with the PD, produce estimates for net cash flows not expected to be collected over the estimated term of the loan.

LGDs for commercial loans are also derived from a third party that has a considerable database of credit related information specific to the financial services industry and the type of loans within this segment, and is used to generate annual default information for commercial loans. These proxy LGDs are dependent upon data inputs such as credit quality, borrower industry, region, borrower size, and debt seniority, as well as external factors, including GDP growth rate and unemployment rates. LGDs are then applied to each loan in the commercial segment, and in conjunction with the PD, produce estimates for net cash flows not expected to be collected over the estimated term of the loan.

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

Economic Forecasts

In order to develop reasonable and supportable forecasts of future conditions, the Company estimates how those forecasts are expected to impact a borrower’s ability to satisfy their obligation to the Bank and the ultimate collectability of future cash flows over the life of a loan. The Company uses macroeconomic scenarios from an independent third party, which are based on past events, current conditions, and the likelihood of future events occurring. These scenarios are typically comprised of: a base-case scenario, an upside scenario, representing slightly better economic conditions than currently experienced and, a downside scenario, representing recessionary conditions. Management evaluates appropriateness of economic scenarios and may decide that a particular economic scenario or a combination of probability-weighted economic scenarios should be used in the Company’s ACL model. The economic scenarios chosen for the model, the extent to which more than one scenario is used, and the weights that are assigned to them, are based on the likelihood that the economy would perform better than each scenario, which is based in part on analysis performed by an independent third party. Economic scenarios chosen, as well as the assumptions within those scenarios, and whether to use a probability-weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events. The Company’s ACL model at September 30, 2024 includes assumptions concerning the interest rate environment, general uncertainty concerning future economic conditions, and the potential for recessionary conditions.

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

It is important to note that the Company’s ACL model relies on multiple economic and model variables, which are used in several economic scenarios. Although no one variable can fully demonstrate the sensitivity of the ACL calculation to changes in the economic variables used in the model, the Company has identified certain economic variables that have significant influence in the Company’s model for determining the ACL. These key economic variables include forecasted changes in the U.S. unemployment rate, U.S. real GDP growth, CRE prices, and interest rates.

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

Qualitative adjustments primarily relate to certain segments of the loan portfolio deemed by management to be of potentially higher-risk profiles or other factors where management believes the quantitative component of the Company’s ACL model may not be fully reflective of levels deemed adequate in the judgement of management. Certain qualitative adjustments also relate to heightened uncertainty as to future macroeconomic conditions and the related impact on certain loan segments. Management reviews the need for an appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.

The following tables provide the allocation of the ACL for loans held for investment as well as the activity in the ACL attributed to various segments in the loan portfolio as of, and for the periods indicated:

	Three Months Ended September 30, 2024
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner-occupied	$29,738	$—	$—	$(464)	$29,274
Multifamily	57,298	—	—	8,667	65,965
Construction and land	10,804	—	—	180	10,984
SBA secured by real estate	2,142	—	—	457	2,599
Business loans secured by real estate
CRE owner-occupied	28,531	(1,152)	—	580	27,959
Franchise real estate secured	6,794	—	—	(1,680)	5,114
SBA secured by real estate	4,134	—	—	(490)	3,644
Commercial loans
Commercial and industrial	32,257	(1,239)	2	(6,038)	24,982
Franchise non-real estate secured	11,130	—	125	(1,357)	9,898
SBA non-real estate secured	482	—	5	(139)	348
Retail loans
Single family residential	399	—	—	(11)	388
Consumer loans	94	(48)	1	46	93
Totals	$183,803	$(2,439)	$133	$(249)	$181,248

	Nine Months Ended September 30, 2024
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner occupied	$31,030	$(5,123)	$1,500	$1,867	$29,274
Multifamily	56,312	(7,372)	5	17,020	65,965
Construction and land	9,314	—	—	1,670	10,984
SBA secured by real estate	2,182	(406)	86	737	2,599
Business loans secured by real estate
CRE owner-occupied	28,787	(5,604)	184	4,592	27,959
Franchise real estate secured	7,499	(212)	—	(2,173)	5,114
SBA secured by real estate	4,427	—	2	(785)	3,644
Commercial loans
Commercial and industrial	36,692	(2,792)	189	(9,107)	24,982
Franchise non-real estate secured	15,131	(100)	1,500	(6,633)	9,898
SBA non-real estate secured	458	(6)	10	(114)	348
Retail loans
Single family residential	505	—	3	(120)	388
Consumer loans	134	(883)	1	841	93
Totals	$192,471	$(22,498)	$3,480	$7,795	$181,248

	Three Months Ended September 30, 2023
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner-occupied	$31,545	$—	$51	$(13)	$31,583
Multifamily	55,648	—	—	(427)	55,221
Construction and land	7,707	—	—	799	8,506
SBA secured by real estate	2,331	(108)	—	(24)	2,199
Business loans secured by real estate
CRE owner-occupied	28,515	—	12	559	29,086
Franchise real estate secured	6,855	—	—	711	7,566
SBA secured by real estate	4,511	—	128	(77)	4,562
Commercial loans
Commercial and industrial	39,586	(7,386)	565	(268)	32,497
Franchise non-real estate secured	14,642	—	50	1,087	15,779
SBA non-real estate secured	399	(67)	3	137	472
Retail loans
Single family residential	455	—	—	36	491
Consumer loans	139	—	—	(3)	136
Totals	$192,333	$(7,561)	$809	$2,517	$188,098

	Nine Months Ended September 30, 2023
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner-occupied	$33,692	$(2,657)	$66	$482	$31,583
Multifamily	56,334	(290)	1	(824)	55,221
Construction and land	7,114	—	—	1,392	8,506
SBA secured by real estate	2,592	(108)	—	(285)	2,199
Business loans secured by real estate
CRE owner-occupied	32,340	(2,370)	36	(920)	29,086
Franchise real estate secured	7,019	—	—	547	7,566
SBA secured by real estate	4,348	—	208	6	4,562
Commercial loans
Commercial and industrial	35,169	(8,734)	945	5,117	32,497
Franchise non-real estate secured	16,029	—	150	(400)	15,779
SBA non-real estate secured	441	(67)	68	30	472
Retail loans
Single family residential	352	(90)	1	228	491
Consumer loans	221	(895)	35	775	136
Totals	$195,651	$(15,211)	$1,510	$6,148	$188,098

The decrease in the ACL for loans held for investment during the three months ended September 30, 2024 of $2.6 million was reflective of $2.3 million in net charge-offs, and a $249,000 reversal of provision for credit losses. During the nine months ended September 30, 2024, the ACL for loans held for investment decreased $11.2 million, which was reflective of $19.0 million in net charge-offs, partially offset by $7.8 million in provision for credit losses.

During the three months ended September 30, 2024, the reversal of provision for credit losses was principally driven by declines in the balances of commercial loans and business loans secured by real estate. The reversal of provision for credit losses in these segments was partially offset by provision for credit losses in the investor loans secured by real estate segment, driven in large part by changes associated with economic forecasts and, partially offset by a decline in balances for loans within this segment.

During the nine months ended September 30, 2024, the provision for credit losses was attributed in large part to the impact of changes in economic forecasts and the associated impact on investor loans secured by real estate, with the largest impact attributed to multifamily loans and CRE non-owner-occupied loans, as well as business loans secured by real estate. The provision for credit losses for loans within these segments attributable to the impact from changes in economic forecasts was partially offset by declines in the balances of those loans and changes in asset quality for investor loans secured by real estate. The provision for credit losses in these segments was partially offset by a reversal of provision for credit losses in the commercial loans segment, which was principally driven by declines in the balances for those loans.

Charge-offs during the three months ended September 30, 2024 were largely due to a $1.2 million charge-off associated with the sale of one CRE owner-occupied loan, as well as charge-offs of various other C&I and consumer loans. In addition to the charge-offs recorded during the third quarter of 2024, charge-offs for the nine months ended September 30, 2024 were largely attributed to $11.5 million in charge-offs related to the sale of a substandard multifamily loan and a substandard non-owner-occupied CRE loan during the second quarter of 2024, as well as $5.7 million in charge-offs associated with the sale of various special mention and substandard CRE and franchise loans during the first quarter of 2024.

The decrease in the ACL for loans held for investment during the three months ended September 30, 2023 of $4.2 million was reflective of $6.8 million in net charge-offs, partially offset by $2.5 million in provision for credit losses. The provision for credit losses during the three months ended September 30, 2023 was largely attributed to changes in economic forecasts, partially offset by a decrease in the balance of loans held for investment across various segments in the loan portfolio.

For the nine months ended September 30, 2023, the ACL decreased $7.6 million. The decline in the ACL during this period was reflective of $13.7 million in net charge-offs, partially offset by $6.1 million in provision for credit losses. The provision for credit losses during the nine months ended September 30, 2023 was largely attributed to changes in economic forecasts, as well as changes in asset quality, partially offset by a decrease in loans held for investment across various segments in the loan portfolio.

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

Allowance for Credit Losses for Off-Balance Sheet Commitments

The Company maintains an ACL for off-balance sheet commitments related to unfunded loans and lines of credit, which is included in other liabilities of the consolidated statements of financial condition. The allowance for off-balance sheet commitments was $17.1 million at September 30, 2024, an increase of $760,000 from $16.3 million at June 30, 2024, and a decrease of $2.2 million from December 31, 2023. During the three months ended September 30, 2024, the provision expense for off-balance sheet commitments was largely attributable to slightly higher loss rates for C&I loans, partially offset by a decrease in the balance of unfunded commitments during the quarter. The provision reversal for off-balance sheet commitments during the nine months ended September 30, 2024 was attributed largely to overall lower levels of unfunded commitments during the period.

During the three months ended September 30, 2023, the provision expense for off-balance sheet commitments of $1.4 million was attributable, in large part, to changes in economic forecasts, partially offset by a decline in the balance of unfunded commitments. The provision expense during the nine months ended September 30, 2023 was largely attributed to economic forecasts, partially offset by changes in the mix of unfunded commitments between various loan segments, and a decrease in the balance of unfunded commitments.

The following table summarizes the activities in the ACL for off-balance sheet commitments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2024	2023	2024	2023
Beginning ACL balance	$16,334	$24,455	$19,264	$23,641
Provision for credit losses on off-balance sheet commitments	760	1,386	(2,170)	2,200
Ending ACL balance	$17,094	$25,841	$17,094	$25,841

Note 7 – Goodwill and Other Intangible Assets

The Company had goodwill of $901.3 million at September 30, 2024 and December 31, 2023. The Company did not record any adjustments to goodwill during the three months ended September 30, 2024 and September 30, 2023.

The Company’s policy is to assess goodwill for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe the value of goodwill may be impaired.

Other intangible assets with definite lives were $34.9 million at September 30, 2024, consisting of $33.1 million in core deposit intangibles and $1.8 million in customer relationship intangibles. At December 31, 2023, other intangibles assets were $43.3 million, consisting of $41.2 million in core deposit intangibles and $2.1 million in customer relationship intangibles. The following table summarizes the change in the balances of core deposit and customer relationship intangible assets, and the related accumulated amortization for the periods indicated below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2024	2023	2024	2023
Gross amount of intangible assets:
Beginning balance	$145,212	$145,212	$145,212	$145,212
Additions due to acquisitions	—	—	—	—
Ending balance	145,212	145,212	145,212	145,212
Accumulated amortization:
Beginning balance	(107,526)	(95,850)	(101,927)	(89,624)
Amortization	(2,762)	(3,055)	(8,361)	(9,281)
Ending balance	(110,288)	(98,905)	(110,288)	(98,905)
Net intangible assets	$34,924	$46,307	$34,924	$46,307

The Company amortizes core deposit intangibles and customer relationship intangibles based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of customer relationship intangibles. The amortization periods typically range from six to eleven years. The estimated aggregate amortization expense related to our core deposit and customer relationship intangible assets for each of the next five years succeeding December 31, 2023, in order from the present, is $11.1 million, $10.0 million, $8.9 million, $7.2 million, and $4.0 million. The Company’s core deposit and customer relationship intangibles are evaluated annually for impairment or more frequently if events and circumstances lead management to believe their value may not be recoverable. The Company is unaware of any events and/or circumstances that would indicate the value of customer relationship intangible assets are impaired as of September 30, 2024.

Note 8 – Subordinated Debentures

As of September 30, 2024, the Company had two subordinated notes with an aggregate carrying value of $272.3 million with a weighted interest rate of 6.58%, compared to $331.8 million with a weighted interest rate of 5.31% at December 31, 2023. The decrease of $59.5 million was primarily due to the maturity of $60.0 million of subordinated notes on September 3, 2024, partially offset by the amortization of debt issuance costs.

The following table summarizes our outstanding subordinated debentures as of the dates indicated:

				Carrying Value
(Dollars in thousands)	Stated Maturity	Current Interest Rate	Current Principal Balance	September 30, 2024	December 31, 2023
Subordinated notes
Subordinated notes due 2024, 5.75% per annum	September 3, 2024	—%	$—	$—	$59,910
Subordinated notes due 2029, 4.875% per annum until May 15, 2024, 3-month term SOFR +2.762% thereafter	May 15, 2029	7.880%	125,000	123,832	123,641
Subordinated notes due 2030, 5.375% per annum until June 15, 2025, 3-month term SOFR +5.17% thereafter	June 15, 2030	5.375%	150,000	148,488	148,291
Total subordinated debentures			$275,000	$272,320	$331,842

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

The following tables set forth the Corporation’s earnings per share calculations for the periods indicated:

	Three Months Ended
(Dollars in thousands, except per share data)	September 30, 2024	September 30, 2023
Basic
Net income	$35,979	$46,030
Less: dividends and undistributed earnings allocated to participating securities	(667)	(823)
Net income allocated to common stockholders	$35,312	$45,207

Weighted average common shares outstanding	94,650,096	94,189,844
Basic earnings per common share	$0.37	$0.48

Diluted
Net income allocated to common stockholders	$35,312	$45,207

Weighted average common shares outstanding	94,650,096	94,189,844
Dilutive effect of share-based compensation	125,831	93,164
Weighted average diluted common shares	94,775,927	94,283,008
Diluted earnings per common share	$0.37	$0.48

	Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2024	September 30, 2023
Basic
Net income	$124,909	$166,228
Less: dividends and undistributed earnings allocated to participating securities	(2,241)	(2,674)
Net income allocated to common stockholders	$122,668	$163,554

Weighted average common shares outstanding	94,543,243	94,072,463
Basic earnings per common share	$1.30	$1.74

Diluted
Net income allocated to common stockholders	$122,668	$163,554

Weighted average common shares outstanding	94,543,243	94,072,463
Dilutive effect of share-based compensation	109,340	142,383
Weighted average diluted common shares	94,652,583	94,214,846
Diluted earnings per common share	$1.30	$1.74

Shares or stock options are excluded from the computations of diluted earnings per share when their inclusion have an anti-dilutive effect. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. For the three months ended September 30, 2024 and 2023, there were no potential common shares that were anti-dilutive. For the nine months ended September 30, 2024 and 2023, there were 43,610 and 48,808 weighted average common shares that were anti-dilutive.

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

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	September 30, 2024
	Fair Value Measurement Using			Total Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Financial assets
AFS investment securities:
U.S. Treasury	$—	$771,351	$—	$771,351
Agency	—	1,165	—	1,165
Corporate	—	405,408	—	405,408
Collateralized mortgage obligations	—	138,622	—	138,622
Total AFS investment securities	$—	$1,316,546	$—	$1,316,546

Equity securities	$737	$—	$—	$737

Derivative assets:
Foreign exchange contracts	$3	$—	$—	$3
Interest rate swaps (1)	—	4,199	—	4,199
Total derivative assets	$3	$4,199	$—	$4,202

Financial liabilities
Derivative liabilities:
Foreign exchange	$2	$—	$—	$2
Interest rate swaps	—	8,380	—	8,380
Total derivative liabilities	$2	$8,380	$—	$8,382
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

The following table is a reconciliation of the fair value of the equity warrants that are classified as Level 3 and measured on a recurring basis as of:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2024	2023	2024	2023
Beginning balance	$—	$407	$—	$1,894
Change in fair value (1)	—	(16)	—	(41)
Net exercise	—	—	—	(1,462)
Ending balance	$—	$391	$—	$391
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

At September 30, 2024, the Company’s individually evaluated collateral dependent loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisals available to management. The Company completed partial charge-offs on certain individually evaluated loans based on recent real estate or property appraisals and recorded the related reserves where applicable during the nine months ended September 30, 2024.

The following table presents our assets measured at fair value on a nonrecurring basis at the dates indicated.

(Dollars in thousands)	Fair Value Measurement Using			Total Fair Value
September 30, 2024	Level 1	Level 2	Level 3
Financial assets
Collateral dependent loans	$—	$—	$557	$557
Total assets	$—	$—	$557	$557

December 31, 2023
Financial assets
Collateral dependent loans	$—	$—	$1,569	$1,569
Other real estate owned	—	—	248	248
Total assets	$—	$—	$1,817	$1,817

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at the dates indicated.

				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
September 30, 2024
Investor loans secured by real estate
SBA secured by real estate (1)	$557	Fair value of collateral	Cost to sell	10.00%	10.00%	10.00%
Total individually evaluated loans	557
Total assets	$557

December 31, 2023
Investor loans secured by real estate
SBA secured by real estate (1)	$419	Fair value of collateral	Cost to sell	10.00%	10.00%	10.00%
Commercial loans
Commercial and industrial	1,150	Fair value of collateral	Cost to sell	7.00%	7.00%	7.00%
Total individually evaluated loans	1,569
Other real estate owned	248	Fair value of property	Cost to sell	10.00%	10.00%	10.00%
Total assets	$1,817
______________________________
(1) SBA loans that are collateralized by hotel/motel real property.

Fair Values of Financial Instruments

The fair value estimates presented herein are based on pertinent information available to management as of the dates indicated, representing an exit price.

(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
September 30, 2024
Assets
Cash and cash equivalents	$982,249	$982,249	$—	$—	$982,249
Interest-bearing time deposits with financial institutions	1,246	1,246	—	—	1,246
HTM investment securities	1,713,575	—	1,482,042	—	1,482,042
AFS investment securities	1,316,546	—	1,316,546	—	1,316,546
Equity securities	737	737	—	—	737
Loans held for investment, net	12,035,097	—	—	11,567,236	11,567,236
Derivative assets (1)	4,202	3	4,199	—	4,202
Accrued interest receivable	64,803	—	64,803	—	64,803
Liabilities
Deposit accounts	$14,480,927	$—	$14,498,492	$—	$14,498,492
Subordinated debentures	272,320	—	267,936	—	267,936
Derivative liabilities (1)	8,382	2	8,380	—	8,382
Accrued interest payable	13,404	—	13,404	—	13,404

December 31, 2023
Assets
Cash and cash equivalents	$936,473	$936,473	$—	$—	$936,473
Interest-bearing time deposits with financial institutions	995	995	—	—	995
HTM investment securities	1,729,541	—	1,485,506	—	1,485,506
AFS investment securities	1,140,071	—	1,140,071	—	1,140,071
Equity securities	759	759	—	—	759
Loans held for investment, net	13,289,020	—	—	12,562,323	12,562,323
Derivative assets (1)	5,644	1	5,643	—	5,644
Accrued interest receivable	68,516	—	68,516	—	68,516
Liabilities
Deposit accounts	$14,995,626	$—	$15,003,769	$—	$15,003,769
FHLB advances	600,000	—	592,480	—	592,480
Subordinated debentures	331,842	—	320,687	—	320,687
Derivative liabilities (1)	10,715	10	10,705	—	10,715
Accrued interest payable	18,671	—	18,671	—	18,671
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

During the three months ended September 30, 2024, as part of its interest rate risk management, the Company voluntarily discontinued portfolio layer method fair value hedges with an aggregate notional amount of $450.0 million associated with closed pools of fixed rate loans. In addition, a portfolio layer method fair value hedge with a notional amount of $100.0 million matured during the three months ended September 30, 2024. When a portfolio layer method fair value hedge is discontinued, the hedged item is no longer adjusted for changes in the fair value of the hedged risk, also referred to as the basis adjustment. The basis adjustment, as of the date the fair value hedge is discontinued, is allocated on a proportionate basis to the remaining loans that previously comprised the closed pool. The basis adjustment is subsequently amortized or accreted into interest income using the interest method over the remaining lives of the individual loans. At September 30, 2024 and December 31, 2023, interest rate swaps with an aggregate notional amount of $800.0 million and $1.35 billion respectively, were designated as fair value hedges.

The following amounts were recorded on the consolidated statement of financial condition related to cumulative basis adjustment for fair value hedges as of the dates indicated:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)	September 30, 2024	December 31, 2023	September 30, 2024		December 31, 2023
Loans held for investment (1)	$783,847	$1,320,449	$(15,499)	(2)	$(29,551)
Total	$783,847	$1,320,449	$(15,499)		$(29,551)
______________________________
(1) These amounts were included in the amortized cost basis of closed portfolios of loans held for investment used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At September 30, 2024 and December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $2.04 billion and $3.25 billion, respectively, the cumulative basis adjustments associated with these hedging relationships was $(15.5) million and $(29.6) million, respectively, and the amounts of the designated hedged items were $800.0 million and $1.35 billion, respectively.

(2) At September 30, 2024, the balance included $654,000 hedging adjustment on discontinued hedging relationships.

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

Equity Warrant Assets – The Company acquired equity warrant assets as a result of the acquisition of Opus. The warrants provide the Bank the right to purchase a specific number of equity shares of the underlying company’s equity at a certain price before expiration and contain net settlement terms qualifying as derivatives under ASC Topic 815. Changes in the fair value of the warrants are recognized as a component of noninterest income with a corresponding offset within other assets. The total fair value of the warrants held in private companies was zero in other assets as of September 30, 2024 and December 31, 2023. During 2023, the equity warrant assets were either settled or written off as the warrants were determined to not be exercisable until the underlying company’s fair market value is greater than the value established in the warrant agreement.

The following tables summarize the Company's derivative instruments included in “other assets” and “other liabilities” in the consolidated statements of financial condition as of the dates indicated:

	September 30, 2024
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments designated as hedging instruments:
Fair value hedge - interest rate swap contracts	$500,000	$17,239	$300,000	$67
Total derivative designated as hedging instruments	500,000	17,239	300,000	67
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	81	3	287	2
Interest rate swaps contracts	95,268	8,215	95,268	8,225
Total derivative not designated as hedging instruments	95,349	8,218	95,555	8,227
Total derivatives	$595,349	25,457	$395,555	8,294

Netting adjustments - cleared positions (1)		21,255		(88)
Total derivatives in the Statement of Financial Condition		$4,202		$8,382

	December 31, 2023
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments designated as hedging instruments:
Fair value hedge - interest rate swap contracts	$600,000	$34,541	$750,000	$3,184
Total derivative designated as hedging instruments	600,000	34,541	750,000	3,184
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	19	1	410	10
Interest rate swaps contracts	103,954	10,397	103,954	10,409
Total derivative not designated as hedging instruments	103,973	10,398	104,364	10,419
Total derivatives	$703,973	$44,939	$854,364	$13,603

Netting adjustments - cleared positions (1)		39,295		2,888
Total derivatives in the Statement of Financial Condition		$5,644		$10,715
______________________________
(1) Netting adjustments represents the variation margin payments that are considered legal settlements of derivative exposure and applied to net the fair value of the respective derivative contracts in accordance with the applicable accounting guidance on the settle-to-market rule for cleared derivatives.

The following table presents the effect of fair value hedge accounting on the consolidated statements of income:

		Three Months Ended		Nine Months Ended
(Dollars in thousands)	Location of Gain (Loss) Recognized in Income on Derivative Instruments	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Gain (loss) on fair value hedging relationships:
Hedged items	Interest Income	$12,048	$4,300	$13,398	$13,096
Derivatives designated as hedging instruments	Interest Income	(5,123)	6,268	8,068	15,578

The following table summarizes the effect of the derivatives not designated as hedging instruments in the consolidated statements of income.

(Dollars in thousands)		Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income on Derivative Instruments	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Foreign exchange contracts	Other income	$181	$205	$533	$688
Interest rate products	Other income	(1)	(9)	2	(9)
Equity warrants	Other income	—	(16)	—	(802)
Total		$180	$180	$535	$(123)

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

Financial instruments that are eligible for offset in the consolidated statements of financial condition as of the periods indicated are presented below:

	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition		Net Amount
(Dollars in thousands)				Financial Instruments (2)	Cash Collateral (3)
September 30, 2024
Derivative assets:
Interest rate swaps	$4,199	$—	$4,199	$—	$(3,530)	$669
Total	$4,199	$—	$4,199	$—	$(3,530)	$669

Derivative liabilities:
Interest rate swaps	$8,380	$—	$8,380	$—	$—	$8,380
Total	$8,380	$—	$8,380	$—	$—	$8,380

December 31, 2023
Derivative assets:
Interest rate swaps	$5,643	$—	$5,643	$—	$(4,610)	$1,033
Total	$5,643	$—	$5,643	$—	$(4,610)	$1,033

Derivative liabilities:
Interest rate swaps	$10,705	$—	$10,705	$—	$—	$10,705
Total	$10,705	$—	$10,705	$—	$—	$10,705
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

As of September 30, 2024 and December 31, 2023, the Company determined it was not the primary beneficiary of the VIEs and did not consolidate its interests in VIEs. The following table provides a summary of the carrying amount of assets and liabilities in the Company’s consolidated statements of financial condition and maximum exposure to loss as of September 30, 2024 and December 31, 2023 that relate to variable interests in non-consolidated VIEs.

	September 30, 2024			December 31, 2023
(Dollars in thousands)	Maximum Loss	Assets	Liabilities	Maximum Loss	Assets	Liabilities
Multifamily loan securitization:
Investment securities (1)	$42,266	$42,266	$—	$48,204	$48,204	$—
Reimbursement obligation (2)	42,305	—	345	47,994	—	345
Affordable housing partnership:
Other investments (3)	49,944	83,339	—	57,016	89,085	—
Unfunded equity commitments (2)	—	—	33,395	—	—	32,070
Total	$134,515	$125,605	$33,740	$153,214	$137,289	$32,415
______________________________
(1) Included in investment securities AFS on the consolidated statement of financial condition.
(2) Included in accrued expenses and other liabilities on the consolidated statement of financial condition.
(3) Included in other assets on the consolidated statement of financial condition.

Multifamily Loan Securitization

With respect to the securitization transaction with Freddie Mac discussed in Note 5 – Loans Held for Investment, the Company’s variable interests reside with the underlying Freddie Mac-issued guaranteed, structured pass-through certificates that were held as AFS investment securities at fair value as of September 30, 2024. Additionally, the Company has variable interests through a reimbursement agreement executed by Freddie Mac that obligates the Company to reimburse Freddie Mac for any defaulted contractual principal and interest payments identified after the ultimate resolution of the defaulted loans. Such reimbursement obligations are not to exceed 10% of the original principal amount of the loans comprising the securitization pool.

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

We believe that our maximum exposure to loss as a result of our involvement with the VIE associated with the securitization is the carrying value of the investment securities issued by Freddie Mac and purchased by the Company. Additionally, our maximum exposure to loss under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $50.9 million. However, as the total outstanding principal amount of the underlying loans decreased below the aforementioned threshold, the maximum exposure declined to the total outstanding principal amount of the underlying loans of $42.3 million at September 30, 2024 and $48.0 million at December 31, 2023. Based upon our analysis of quantitative and qualitative data over the underlying loans included in the securitization pool, as of September 30, 2024 and December 31, 2023, our reserve for estimated losses with respect to the reimbursement obligation was $345,000.

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

The Company’s maximum exposure to loss, exclusive of any potential realization of tax credits, is equal to the commitments invested, adjusted for amortization. The amount of unfunded commitments was included in the investments recognized as assets with a corresponding liability. The preceding table summarizes the amount of tax credit investments held as assets, the amount of unfunded commitments recognized as liabilities, and the maximum exposure to loss as of September 30, 2024 and December 31, 2023, respectively.

Note 14 – Tax Equity Investments

The Company makes investments in the equity of certain limited partnerships or limited liability companies that typically qualify for credit under the Community Reinvestment Act. Certain of these equity investments are associated with affordable housing projects that generate LIHTC and other income tax benefits for the Company.

The Company typically accounts for tax equity investments using the proportional amortization method, if certain criteria are met. The election to account for tax equity investments using the proportional amortization method is done so on a tax credit program-by-tax credit program basis. Under the proportional amortization method, the Company amortizes the initial cost of the investment, which is inclusive of any commitments to make future equity contributions, in proportion to the income tax credits and other income tax benefits that are allocated to the Company over the period of the investment. The net benefits of these investments, which are comprised of income tax credits and operating loss income tax benefits, net of investment amortization, are recognized in the income statement as a component of income tax expense. At September 30, 2024 and December 31, 2023, the carrying value of these investments was $83.3 million and $88.8 million, respectively, and are included in other assets in the consolidated statements of financial position.

As of September 30, 2024, the Company’s unfunded commitments associated with tax equity investments, which are comprised of investments in affordable housing partnerships, were estimated to be paid as follows:

(Dollars in thousands)	Amount
Year Ending December 31,
2024	$3,885
2025	14,727
2026	11,027
2027	720
2028	469
Thereafter	2,567
Total unfunded commitments	$33,395

The following table presents income tax credits and other income tax benefits, as well as amortization expense, associated with investments in qualified affordable housing partnerships where the proportional amortization method of accounting has been applied for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2024	2023	2024	2023
Tax credit and other tax benefits recognized (1)	$4,309	$4,189	$12,743	$11,746
Amortization of investments (1)	3,546	3,360	$10,496	$9,464
______________________________
(1) Amounts for income tax credits and other income tax benefits, as well as amortization of investments, are included in income tax expense in the consolidated statements of income, and net change in accrued interest receivable and other assets on the consolidated statements of cash flows, for the periods presented above.

There was no non-income-tax-related activity associated with tax equity investments recorded outside of income tax expense for the three months ended September 30, 2024. During the nine months ended September 30, 2024, non-income-tax-related income of $371,000 associated with a tax equity investment was included in other income in the consolidated statements of income as well as net change in accrued interest receivable and other assets on the consolidated statements of cash flows. There was no non-income-tax-related activity associated with tax equity investments recorded outside of income tax expense for the three and nine months ended September 30, 2023. There were no impairment losses recorded on tax equity investments during the three and nine months ended September 30, 2024 and 2023.

Note 15 – Subsequent Events

Quarterly Cash Dividend

On October 22, 2024, the Corporation’s Board of Directors declared a cash dividend of $0.33 per share, payable on November 12, 2024 to stockholders of record as of November 4, 2024.

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

GENERAL

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition, results of operations, liquidity, and capital resources. This discussion should be read in conjunction with our 2023 Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024.

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

Our corporate headquarters is located in Irvine, California. At September 30, 2024, we primarily conducted business throughout the Western Region of the United States from our 58 full-service depository branches located in California, Washington, Oregon, Arizona, and Nevada.

In support of our organic and strategic growth strategy we have developed a variety of banking products and services within our targeted markets in the Western U.S. tailored to small- and middle-market businesses, corporations, including the owners and employees of those businesses, professionals, entrepreneurs, real estate investors, and non-profit organizations, as well as consumers in the communities we serve. Through our branches and our website, www.ppbi.com, we provide a wide array of banking products and services such as: various types of deposit accounts, digital banking, treasury management services, online bill payment, and a wide array of loan products, including commercial business loans, lines of credit, Small Business Administration (“SBA”) loans, commercial real estate (“CRE”) loans, agribusiness loans, quick-service restaurant franchise lending, home equity lines of credit, and construction loans throughout the Western U.S. in major metropolitan markets within Arizona, California, Nevada, Oregon, and Washington. We also offer enhanced nationwide specialty banking products and services for Homeowners’ Associations (“HOA”) and HOA management companies, as well as experienced owner-operator franchisees in the QSR industry. Our specialty products and services offerings include commercial escrow and exchange services through our Commerce Escrow division, which provides a variety of real-property and non-real property escrow services, including the facilitation of Section 1031 of the Internal Revenue Code, as well as custodial services through our Pacific Premier Trust division for clients with alternative assets held in qualified self-directed IRA accounts, including investments in private equity, real estate, notes, cash, and other non-exchange traded assets.

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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2024	2024	2023	2024	2023
Net income	$35,979	$41,905	$46,030	$124,909	$166,228
Add: FDIC special assessment	(68)	(161)	—	294	—
Less: tax adjustment (1)	(19)	(45)	—	84	—
Adjusted net income for average assets	$35,930	$41,789	$46,030	$125,119	$166,228

Average assets	$18,242,413	$18,595,683	$20,805,787	$18,622,771	$21,179,669

ROAA (annualized)	0.79%	0.90%	0.88%	0.89%	1.05%
Adjusted ROAA (annualized)	0.79%	0.90%	0.88%	0.90%	1.05%
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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2024	2024	2023	2024	2023
Net income	$35,979	$41,905	$46,030	$124,909	$166,228
Plus: amortization of intangible assets expense	2,762	2,763	3,055	8,361	9,281
Less: tax adjustment (1)	781	781	868	2,363	2,638
Net income for average tangible common equity	37,960	43,887	48,217	130,907	172,871
Add: FDIC special assessment	(68)	(161)	—	294	—
Less: tax adjustment (1)	(19)	(45)	—	84	—
Adjusted net income for average tangible common equity	$37,911	$43,771	$48,217	$131,117	$172,871

Average stockholders’ equity	$2,929,160	$2,908,015	$2,861,965	$2,911,107	$2,842,718
Less: average intangible assets	36,570	39,338	48,150	39,337	51,191
Less: average goodwill	901,312	901,312	901,312	901,312	901,312
Average tangible common equity	$1,991,278	$1,967,365	$1,912,503	$1,970,458	$1,890,215

ROAE (annualized)	4.91%	5.76%	6.43%	5.72%	7.80%
Adjusted ROAE (annualized)	4.91%	5.75%	6.43%	5.73%	7.80%
ROATCE (annualized)	7.63%	8.92%	10.08%	8.86%	12.19%
Adjusted ROATCE (annualized)	7.62%	8.90%	10.08%	8.87%	12.19%
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

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Total stockholders’ equity	$2,943,937	$2,882,581
Less: intangible assets	936,236	944,597
Tangible common equity	$2,007,701	$1,937,984

Total assets	$17,909,643	$19,026,645
Less: intangible assets	936,236	944,597
Tangible assets	$16,973,407	$18,082,048

Tangible common equity ratio	11.83%	10.72%

Common shares issued and outstanding	96,462,767	95,860,092

Book value per share	$30.52	$30.07
Less: intangible book value per share	9.71	9.85
Tangible book value per share	$20.81	$20.22

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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2024	2024	2023	2024	2023
Total noninterest expense	$101,645	$97,567	$102,185	$301,845	$304,181
Less: amortization of intangible assets	2,762	2,763	3,055	8,361	9,281
Less: other real estate owned operations, net	1	—	(4)	47	112
Adjusted noninterest expense	98,882	94,804	99,134	$293,437	$294,788
Less: FDIC special assessment	(68)	(161)	—	294	—
Adjusted noninterest expense excluding FDIC special assessment	$98,950	$94,965	$99,134	$293,143	$294,788

Net interest income before provision for credit losses	$130,898	$136,394	$149,548	$412,419	$478,250
Add: total noninterest income	18,867	18,222	18,551	62,863	60,276
Less: net gain from sales of investment securities	—	—	—	—	138
Less: net (loss) gain from other real estate owned	—	(28)	—	(28)	106
Less: net gain from debt extinguishment	203	—	—	5,270	—
Adjusted revenue	$149,562	$154,644	$168,099	$470,040	$538,282

Efficiency ratio	66.1%	61.3%	59.0%	62.4%	54.8%
Adjusted efficiency ratio excluding FDIC special assessment	66.2%	61.4%	59.0%	62.4%	54.8%

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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2024	2024	2023	2024	2023
Interest income	$205,626	$208,054	$224,062	$627,111	$670,793
Interest expense	74,728	71,660	74,514	214,692	192,543
Net interest income	130,898	136,394	149,548	412,419	478,250
Noninterest income	18,867	18,222	18,551	62,863	60,276
Revenue	149,765	154,616	168,099	475,282	538,526
Noninterest expense	101,645	97,567	102,185	301,845	304,181
Pre-provision net revenue	48,120	57,049	65,914	173,437	234,345
Add: FDIC special assessment	(68)	(161)	—	294	—
Adjusted pre-provision net revenue	$48,052	$56,888	$65,914	$173,731	$234,345

Pre-provision net revenue (annualized)	$192,480	$228,196	$263,656	$231,249	$312,460
Adjusted pre-provision net revenue (annualized)	$192,208	$227,552	$263,656	$231,641	$312,460

Average assets	$18,242,413	$18,595,683	$20,805,787	$18,622,771	$21,179,669

Pre-provision net revenue to average assets	0.26%	0.31%	0.32%	0.93%	1.11%
Pre-provision net revenue to average assets (annualized)	1.06%	1.23%	1.27%	1.24%	1.48%
Adjusted pre-provision net revenue on average assets	0.26%	0.31%	0.32%	0.93%	1.11%
Adjusted pre-provision net revenue on average assets (annualized)	1.05%	1.22%	1.27%	1.24%	1.48%

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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2024	2024	2023	2024	2023
Total deposits interest expense	$67,898	$64,229	$62,718	$191,633	$156,532
Less: certificates of deposit interest expense	23,202	21,115	13,398	63,392	31,479
Less: brokered certificates of deposit interest expense	5,484	6,506	19,174	18,659	51,099
Non-maturity deposit expense	$39,212	$36,608	$30,146	$109,582	$73,954

Total average deposits	$14,655,478	$14,941,573	$16,543,917	$14,883,431	$16,912,012
Less: average certificates of deposit	1,944,685	1,830,516	1,439,531	1,834,712	1,311,737
Less: average brokered certificates of deposit	448,820	542,699	1,611,726	519,870	1,608,442
Average non-maturity deposits	$12,261,973	$12,568,358	$13,492,660	$12,528,849	$13,991,833

Cost of non-maturity deposits	1.27%	1.17%	0.89%	1.17%	0.71%

RESULTS OF OPERATIONS

The following table presents the components of results of operations, share data, and performance ratios for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollar in thousands, except per share data)	2024	2024	2023	2024	2023
Operating data
Interest income	$205,626	$208,054	$224,062	$627,111	$670,793
Interest expense	74,728	71,660	74,514	214,692	192,543
Net interest income	130,898	136,394	149,548	412,419	478,250
Provision for credit losses	486	1,265	3,918	5,603	8,433
Net interest income after provision for credit losses	130,412	135,129	145,630	406,816	469,817
Net gain from sales of loans	47	65	45	112	419
Other noninterest income	18,820	18,157	18,506	62,751	59,857
Noninterest expense	101,645	97,567	102,185	301,845	304,181
Net income before income taxes	47,634	55,784	61,996	167,834	225,912
Income tax expense	11,655	13,879	15,966	42,925	59,684
Net income	$35,979	$41,905	$46,030	$124,909	$166,228
Pre-provision net revenue (1)	$48,120	$57,049	$65,914	$173,437	$234,345
Share data
Earnings per share:
Basic	$0.37	$0.43	$0.48	$1.30	$1.74
Diluted	0.37	0.43	0.48	1.30	1.74
Common equity dividends declared per share	0.33	0.33	0.33	0.99	0.99
Dividend payout ratio (2)	88.45%	75.94%	68.76%	76.30%	56.94%
Book value per share	$30.52	$30.32	$29.78	$30.52	$29.78
Tangible book value per share (1)	20.81	20.58	19.89	20.81	19.89
Performance ratios
ROAA (3)	0.79%	0.90%	0.88%	0.89%	1.05%
Adjusted ROAA (1)(3)	0.79	0.90	0.88	0.90	1.05
ROAE (3)	4.91	5.76	6.43	5.72	7.80
Adjusted ROAE (1)(3)	4.91	5.75	6.43	5.73	7.80
ROATCE (1)(3)	7.63	8.92	10.08	8.86	12.19
Adjusted ROATCE (1)(3)	7.62	8.90	10.08	8.87	12.19
Pre-provision net revenue on average assets (1)(3)	1.06	1.23	1.27	1.24	1.48
Adjusted pre-provision net revenue on average assets (1)(3)	1.05	1.22	1.27	1.24	1.48
Net interest margin	3.16	3.26	3.12	3.27	3.30
Cost of deposits	1.84	1.73	1.50	1.72	1.24
Average equity to average assets	16.06	15.64	13.76	15.63	13.42
Efficiency ratio (1)	66.1	61.3	59.0	62.4	54.8
Adjusted efficiency ratio excluding FDIC special assessment (1)	66.2	61.4	59.0	62.4	54.8
______________________________
(1) Reconciliations of the non-GAAP measures are set forth in the Non-GAAP measures section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.
(2) Dividend payout ratio is defined as common equity dividends declared per share divided by basic earnings per share.
(3) Ratio is annualized.

In the third quarter of 2024, we reported net income of $36.0 million, or $0.37 per diluted share, compared to net income of $41.9 million, or $0.43 per diluted share, for the second quarter of 2024. The decrease in net income was primarily due to a $5.5 million decrease in net interest income and a $4.1 million increase in noninterest expense, partially offset by a $2.2 million decrease in income tax expense, a $779,000 decrease in the provision for credit losses, and a $645,000 increase in noninterest income.

Net income of $36.0 million, or $0.37 per diluted share, for the third quarter of 2024 compared to net income for the third quarter of 2023 of $46.0 million, or $0.48 per diluted share. The decrease in net income was primarily due to an $18.7 million decrease in net interest income, partially offset by a $4.3 million decrease in income tax expense, a $3.4 million decrease in the provision for credit losses, a $540,000 decrease in noninterest expense, and a $316,000 increase in noninterest income.

For the third quarter of 2024, the Company’s ROAA was 0.79%, ROAE was 4.91%, and ROATCE was 7.63%, compared to 0.90%, 5.76%, and 8.92%, respectively, for the second quarter of 2024, and 0.88%, 6.43%, and 10.08%, respectively, for the third quarter of 2023. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the nine months ended September 30, 2024, we reported net income of $124.9 million, or $1.30 per diluted share, compared to net income of $166.2 million, or $1.74 per diluted share, for the nine months ended September 30, 2023. The decrease in net income of $41.3 million was mostly due to a $65.8 million decrease in net interest income, partially offset by a $16.8 million decrease in income tax expense, a $2.8 million decrease in the provision for credit losses, a $2.6 million increase in noninterest income, and a $2.3 million decrease in noninterest expense.

For the nine months ended September 30, 2024, the Company’s ROAA was 0.89%, ROAE was 5.72%, and ROATCE was 8.86%, compared to 1.05%, 7.80%, and 12.19%, respectively for the nine months ended September 30, 2023. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Net interest income totaled $130.9 million in the third quarter of 2024, a decrease of $5.5 million, or 4.0%, from the second quarter of 2024. The decrease was primarily attributable to lower average loan balances and a higher cost of funds as borrowers continued deploying excess cash reserves to pay down and pay off higher-yielding commercial loan balances.

The net interest margin for the third quarter of 2024 decreased 10 basis points to 3.16%, from 3.26% in the prior quarter. The decrease was primarily due to a higher cost of funds as the cost of deposits increased 11 basis points from the second quarter of 2024.

Net interest income for the third quarter of 2024 decreased $18.7 million, or 12.5%, compared to the third quarter of 2023. The decrease was attributable to lower average interest-earning asset balances and a higher cost of funds, partially offset by lower average interest-bearing liabilities balances and higher yields on average interest-earning assets, all the result of the prolonged higher interest rate environment in the past twelve months and the Company's balance sheet management strategies to prioritize capital accumulation.

For the nine months ended 2024, net interest income decreased $65.8 million, or 13.8%, compared to the nine months ended 2023. The decrease was driven by a decrease in average interest-earning assets of $2.54 billion and a higher cost of funds, partially offset by higher average interest-earning assets yields, primarily attributable to the benefit from the securities repositioning to higher-yielding available-for-sale (“AFS”) Treasury securities during the fourth quarter of 2023, and lower average interest-bearing liabilities balances of $1.35 billion.

The following table presents the net interest margin, average balances calculated based on daily average, interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, and the average yield/rate by asset and liability component for the periods indicated:

	Average Balance Sheet
	Three Months Ended
	September 30, 2024			June 30, 2024			September 30, 2023
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$1,098,455	$13,346	4.83%	$1,134,736	$13,666	4.84%	$1,695,508	$21,196	4.96%
Investment securities	3,145,214	28,871	3.67%	2,964,909	26,841	3.62%	3,828,766	25,834	2.70%
Loans receivable, net (1)(2)	12,247,435	163,409	5.31%	12,724,545	167,547	5.30%	13,475,194	177,032	5.21%
Total interest-earning assets	16,491,104	205,626	4.96%	16,824,190	208,054	4.97%	18,999,468	224,062	4.68%
Noninterest-earning assets	1,751,309			1,771,493			1,806,319
Total assets	$18,242,413			$18,595,683			$20,805,787
Liabilities and equity
Interest-bearing deposits:
Interest checking	$2,707,440	$10,848	1.59%	$2,747,972	$10,177	1.49%	$2,649,203	$10,849	1.62%
Money market	4,607,486	28,118	2.43%	4,724,572	26,207	2.23%	4,512,740	19,182	1.69%
Savings	263,570	246	0.37%	271,812	224	0.33%	329,684	115	0.14%
Retail certificates of deposit	1,944,685	23,202	4.75%	1,830,516	21,115	4.64%	1,439,531	13,398	3.69%
Wholesale/brokered certificates of deposit	448,820	5,484	4.86%	542,699	6,506	4.82%	1,611,726	19,174	4.72%
Total interest-bearing deposits	9,972,001	67,898	2.71%	10,117,571	64,229	2.55%	10,542,884	62,718	2.36%
FHLB advances and other borrowings	128,413	1,511	4.68%	200,154	2,330	4.68%	800,049	7,235	3.59%
Subordinated debentures	313,990	5,319	6.70%	332,097	5,101	6.14%	331,607	4,561	5.50%
Total borrowings	442,403	6,830	6.12%	532,251	7,431	5.59%	1,131,656	11,796	4.15%
Total interest-bearing liabilities	10,414,404	74,728	2.85%	10,649,822	71,660	2.71%	11,674,540	74,514	2.53%
Noninterest-bearing deposits	4,683,477			4,824,002			6,001,033
Other liabilities	215,372			213,844			268,249
Total liabilities	15,313,253			15,687,668			17,943,822
Stockholders’ equity	2,929,160			2,908,015			2,861,965
Total liabilities and equity	$18,242,413			$18,595,683			$20,805,787
Net interest income		$130,898			$136,394			$149,548

Net interest margin (3)			3.16%			3.26%			3.12%
Cost of deposits (4)			1.84%			1.73%			1.50%
Cost of funds (5)			1.97%			1.86%			1.67%
Cost of non-maturity deposits (6)			1.27%			1.17%			0.89%
Ratio of interest-earning assets to interest-bearing liabilities			158.35%			157.98%			162.74%
______________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums, and the basis adjustment of certain loans included in fair value hedging relationships, where applicable.
(2) Interest income includes net discount accretion of $2.6 million, $2.3 million, and $2.2 million for the three months ended September 30, 2024, June 30, 2024, and September 30, 2023, respectively.
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

	Average Balance Sheet
	Nine Months Ended
	September 30, 2024			September 30, 2023
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$1,124,604	$40,650	4.83%	$1,489,404	$51,390	4.61%
Investment securities	3,019,890	82,530	3.64%	3,972,437	78,561	2.64%
Loans receivable, net (1)(2)	12,705,329	503,931	5.30%	13,929,002	540,842	5.19%
Total interest-earning assets	16,849,823	627,111	4.97%	19,390,843	670,793	4.63%
Noninterest-earning assets	1,772,948			1,788,826
Total assets	$18,622,771			$21,179,669
Liabilities and equity
Interest-bearing deposits:
Interest checking	$2,764,373	$30,928	1.49%	$2,800,181	$25,350	1.21%
Money market	4,655,889	77,957	2.24%	4,714,727	47,879	1.36%
Savings	274,333	697	0.34%	377,928	725	0.26%
Retail certificates of deposit	1,834,712	63,392	4.62%	1,311,737	31,479	3.21%
Wholesale/brokered certificates of deposit	519,870	18,659	4.79%	1,608,442	51,099	4.25%
Total interest-bearing deposits	10,049,177	191,633	2.55%	10,813,015	156,532	1.94%
FHLB advances and other borrowings	281,919	8,078	3.83%	861,940	22,328	3.46%
Subordinated debentures	325,963	14,981	6.10%	331,452	13,683	5.50%
Total borrowings	607,882	23,059	5.05%	1,193,392	36,011	4.03%
Total interest-bearing liabilities	10,657,059	214,692	2.69%	12,006,407	192,543	2.14%
Noninterest-bearing deposits	4,834,254			6,098,997
Other liabilities	220,351			231,547
Total liabilities	15,711,664			18,336,951
Stockholders’ equity	2,911,107			2,842,718
Total liabilities and equity	$18,622,771			$21,179,669
Net interest income		$412,419			$478,250

Net interest margin (3)			3.27%			3.30%
Cost of deposits (4)			1.72%			1.24%
Cost of funds (5)			1.85%			1.42%
Cost of non-maturity deposits (6)			1.17%			0.71%
Ratio of interest-earning assets to interest-bearing liabilities			158.11%			161.50%
_____________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums, and the basis adjustment of certain loans included in fair value hedging relationships, where applicable.
(2) Interest income includes net discount accretion of $7.0 million and $7.6 million for the nine months ended September 30, 2024 and 2023, respectively.
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

	Three Months Ended September 30, 2024
	Compared to
	Three Months Ended June 30, 2024
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net
Interest-earning assets
Cash and cash equivalents	$(294)	$(26)	$(320)
Investment securities	1,651	379	2,030
Loans receivable, net	(4,415)	277	(4,138)
Total interest-earning assets	(3,058)	630	(2,428)
Interest-bearing liabilities
Interest checking	(179)	850	671
Money market	(747)	2,658	1,911
Savings	(8)	30	22
Retail certificates of deposit	1,523	564	2,087
Wholesale/brokered certificates of deposit	(1,073)	51	(1,022)
FHLB advances and other borrowings	(819)	—	(819)
Subordinated debentures	(326)	544	218
Total interest-bearing liabilities	(1,629)	4,697	3,068
Decrease in net interest income	$(1,429)	$(4,067)	$(5,496)

	Three Months Ended September 30, 2024
	Compared to
	Three Months Ended September 30, 2023
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net
Interest-earning assets
Cash and cash equivalents	$(7,308)	$(542)	$(7,850)
Investment securities	(2,982)	6,019	3,037
Loans receivable, net	(17,059)	3,436	(13,623)
Total interest-earning assets	(27,349)	8,913	(18,436)
Interest-bearing liabilities
Interest checking	221	(222)	(1)
Money market	408	8,528	8,936
Savings	(17)	148	131
Retail certificates of deposit	5,405	4,399	9,804
Wholesale/brokered certificates of deposit	(14,280)	590	(13,690)
FHLB advances and other borrowings	(8,986)	3,262	(5,724)
Subordinated debentures	(238)	996	758
Total interest-bearing liabilities	(17,487)	17,701	214
Decrease in net interest income	$(9,862)	$(8,788)	$(18,650)

	Nine Months Ended September 30, 2024
	Compared to
	Nine Months Ended September 30, 2023
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net
Interest-earning assets
Cash and cash equivalents	$(13,269)	$2,529	$(10,740)
Investment securities	(6,684)	10,653	3,969
Loans receivable, net	(48,171)	11,260	(36,911)
Total interest-earning assets	(68,124)	24,442	(43,682)
Interest-bearing liabilities
Interest checking	(321)	5,899	5,578
Money market	(591)	30,669	30,078
Savings	(231)	203	(28)
Retail certificates of deposit	15,219	16,694	31,913
Wholesale/brokered certificates of deposit	(40,039)	7,599	(32,440)
FHLB advances and other borrowings	(16,896)	2,646	(14,250)
Subordinated debentures	(192)	1,490	1,298
Total interest-bearing liabilities	(43,051)	65,200	22,149
Decrease in net interest income	$(25,073)	$(40,758)	$(65,831)

Provision for Credit Losses

For the third quarter of 2024, the Company recorded a total provision for credit losses of $486,000, consisting of a $249,000 reversal of provision expense for loans held for investment, a $760,000 provision for credit losses for unfunded commitments, and a $25,000 reversal of provision expense for HTM securities. During the second quarter of 2024, the Company recorded a total provision for credit losses of $1.3 million, consisting of a $1.8 million provision for credit losses for loans held for investment, a $505,000 reversal of provision expense for unfunded commitments, and a $14,000 provision for credit losses for HTM securities. For the third quarter of 2023, the Company recorded a total provision for credit losses of $3.9 million, consisting of a $2.5 million provision for credit losses for loans held for investment, a $1.4 million provision for credit losses for unfunded commitments, and a $15,000 provision for credit losses for HTM securities.

The reversal of provision expense for loans held for investment during the third quarter of 2024 was principally driven by a reversal of provision for credit losses for commercial loans and business loans secured by real estate, offset by provision for credit losses for investor loans secured by real estate. The reversal of provision expense for commercial loans totaled $7.5 million, and was largely due to declines in the balances of C&I loans, as well as changes associated with economic forecasts for loans within this segment. The reversal of provision expense for business loans secured by real estate loans totaled $1.6 million, driven by a decline in the loan balances within this segment. The provision for credit losses for investor loans secured by real estate totaled $8.8 million, and was primarily attributed to changes in economic forecasts for multifamily loans within this segment, partially offset by declines in balances of multifamily and other loans within this segment.

The provision for credit losses for off-balance sheet commitments during the third quarter of 2024 was attributable, in large part, to changes in economic forecasts for C&I loans, partially offset by a decrease in the balance of unfunded commitments. The reversal of provision expense for HTM securities during the third quarter of 2024 was due to the changes in economic forecasts and their impact on HTM securities classified as municipal bonds.

For the second quarter of 2024, the provision for credit losses for loans held for investment was principally driven by a $10.6 million provision for credit losses for investor loans secured by real estate. The provision for credit losses for loans in this segment was largely due to changes associated with economic forecasts and the impact on multifamily loans, partially offset by improved asset quality for loans in this segment, as well as the impact of loan duration for construction loans. The reversal of provision for credit losses for commercial loan losses totaled $8.6 million, and can be attributed largely to the declines in the balances of franchise non-real estate secured and C&I loans. The reversal of provision expense for unfunded commitments for the second quarter of 2024 was attributable, in large part, to changes in economic forecasts, partially offset by a slight increase in unfunded commitments. The provision for credit losses for HTM securities was due to the changes in economic forecasts and their impact on HTM securities classified as municipal bonds.

For the third quarter of 2023, the provision for credit losses for loans held for investment was principally driven by provision for credit losses in the business loans secured by real estate and commercial loans segments. The provision for credit losses for business loans secured by real estate loan losses totaled $1.2 million, and was largely attributed to changes in economic forecasts and asset quality, partially offset by declines in the balances of loans within this segment. The provision for credit losses for commercial loans totaled $955,000, and was due to changes in economic forecasts and asset quality, partially offset by declines in the balances of loans within this segment, primarily C&I loans. The provision for credit losses for off-balance sheet commitments was attributable, in large part, to changes in economic forecasts, offset by lower unfunded commitments during the quarter. The provision for credit losses for HTM securities was due to the changes in economic forecasts and their impact on HTM securities classified as municipal bonds.

	Three Months Ended			Variance From
	September 30,	June 30,	September 30,	June 30, 2024		September 30, 2023
(Dollars in thousands)	2024	2024	2023	$	%	$	%
Provision for credit losses
Provision for loan losses	$(249)	$1,756	$2,517	$(2,005)	(114.2)%	$(2,766)	(109.9)%
Provision for unfunded commitments	760	(505)	1,386	1,265	(250.5)%	(626)	(45.2)%
Provision for HTM securities	(25)	14	15	(39)	(278.6)%	(40)	(266.7)%
Total provision for credit losses	$486	$1,265	$3,918	$(779)	(61.6)%	$(3,432)	(87.6)%

For the first nine months of 2024, the Company recorded a total provision for credit losses of $5.6 million, consisting of a $7.8 million provision for credit losses for loans held for investment, a $2.2 million reversal of provision for credit losses for unfunded commitments, and a $22,000 reversal of provision for credit losses for HTM securities. For the first nine months of 2023, the total provision for credit losses was $8.4 million, which consisted of a $6.1 million provision for credit losses for loans held for investment, a $2.2 million provision for credit losses for unfunded commitments, and a $85,000 provision for credit losses for HTM securities.

The provision for credit losses for loans held for investment during the first nine months of 2024 was principally driven by a $21.3 million provision for credit losses in the investor loans secured by real estate segment. The provision for credit losses in this segment was largely due to changes in economic forecasts and the associated impact on multifamily loans, partially offset by lower balances for loans within this segment. The provision for credit losses for business loans secured by real estate totaled $1.6 million and was principally driven by changes in economic forecasts and asset quality, partially offset by a decline in balances for loans within this segment. The reversal of provision for credit losses for commercial loans totaled $15.9 million, and was primarily due to the declines in the balances of C&I loans and franchise non-real estate secured loans, partially offset by changes in economic forecasts for loans within this segments.

The reversal of provision expense for unfunded commitments during the first nine months of 2024 was principally due to lower levels of unfunded commitments during 2024. The reversal of provision expense for HTM securities was due to changes in economic forecasts and the impact on HTM securities classified as municipal bonds.

The provision for credit losses for loans held for investment during the first nine months of 2023 was principally driven by a provision for credit losses for commercial loans which totaled $4.7 million. The provision for credit losses for loans in this segment can be attributed in large part to changes in economic forecasts and asset quality associated with C&I loans, partially offset by declines in the balances of these loans. The provision for credit losses for unfunded commitments was due to changes in economic forecasts and asset quality, partially offset by lower unfunded commitments.

	Nine Months Ended		Variance From
	September 30,	September 30,	September 30, 2023
(Dollars in thousands)	2024	2023	$	%
Provision for credit losses
Provision for loans losses	7,795	6,148	1,647	26.8%
Provision for unfunded commitments	(2,170)	2,200	(4,370)	(198.6)%
Provision for held-to-maturity securities	(22)	85	(107)	(125.9)%
Total provision for credit losses	5,603	8,433	(2,830)	(33.6)%

Noninterest Income

The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended			Variance From
	September 30,	June 30,	September 30,	June 30, 2024		September 30, 2023
(Dollars in thousands)	2024	2024	2023	$	%	$	%
Noninterest income
Loan servicing income	$525	$510	$533	$15	2.9%	$(8)	(1.5)%
Service charges on deposit accounts	2,711	2,710	2,673	1	—%	38	1.4%
Other service fee income	306	309	280	(3)	(1.0)%	26	9.3%
Debit card interchange fee income	876	925	924	(49)	(5.3)%	(48)	(5.2)%
Earnings on bank owned life insurance	4,335	4,218	3,579	117	2.8%	756	21.1%
Net gain from sales of loans	47	65	45	(18)	(27.7)%	2	4.4%
Trust custodial account fees	8,813	8,950	9,356	(137)	(1.5)%	(543)	(5.8)%
Escrow and exchange fees	673	702	938	(29)	(4.1)%	(265)	(28.3)%
Other income (loss)	581	(167)	223	748	447.9%	358	160.5%
Total noninterest income	$18,867	$18,222	$18,551	$645	3.5%	$316	1.7%

	Nine Months Ended		Variance From
	September 30,	September 30,	September 30, 2023
(Dollars in thousands)	2024	2023	$	%
Noninterest income
Loan servicing income	$1,564	$1,599	$(35)	(2.2)%
Service charges on deposit accounts	8,109	7,972	137	1.7%
Other service fee income	951	891	60	6.7%
Debit card interchange fee income	2,566	2,641	(75)	(2.8)%
Earnings on bank owned life insurance	12,712	10,440	2,272	21.8%
Net gain from sales of loans	112	419	(307)	(73.3)%
Net gain from sales of investment securities	—	138	(138)	(100.0)%
Trust custodial account fees	28,405	29,741	(1,336)	(4.5)%
Escrow and exchange fees	2,071	2,920	(849)	(29.1)%
Other income	6,373	3,515	2,858	81.3%
Total noninterest income	$62,863	$60,276	$2,587	4.3%
Noninterest income for the third quarter of 2024 was $18.9 million, an increase of $645,000 from the second quarter of 2024. The increase was primarily due to a $748,000 increase in other income largely attributable to a $1.0 million decrease in Community Reinvestment Act ("CRA") investment loss and a $203,000 gain on debt extinguishment resulting from an early redemption of a $200.0 million FHLB term advance.

Noninterest income for the third quarter of 2024 increased $316,000 compared to the third quarter of 2023. The increase was primarily due to a $756,000 increase in earnings on bank owned life insurance (“BOLI”), partially offset by a $543,000 decrease in trust custodial account fees.

For the nine months ended September 30, 2024, noninterest income totaled $62.9 million, an increase from $60.3 million for the nine months ended 2023. The increase was primarily related to the $5.3 million gain on debt extinguishment resulting from the early redemption of two $200.0 million FHLB term advances and $2.3 million higher earnings from BOLI, partially offset by $2.4 million decrease in other income, a $1.3 million decrease in trust custodial account fees, and an $849,000 decrease in escrow and exchange fees.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended			Variance From
	September 30,	June 30,	September 30,	June 30, 2024		September 30, 2023
(Dollars in thousands)	2024	2024	2023	$	%	$	%
Noninterest expense
Compensation and benefits	$53,400	$53,140	$54,068	$260	0.5%	$(668)	(1.2)%
Premises and occupancy	10,899	10,480	11,382	419	4.0%	(483)	(4.2)%
Data processing	7,777	7,754	7,517	23	0.3%	260	3.5%
Other real estate owned operations, net	1	—	(4)	1	100.0%	5	125.0%
FDIC insurance premiums	1,922	1,873	2,324	49	2.6%	(402)	(17.3)%
Legal and professional services	4,980	1,078	4,243	3,902	362.0%	737	17.4%
Marketing expense	860	1,724	1,635	(864)	(50.1)%	(775)	(47.4)%
Office expense	1,046	1,077	1,079	(31)	(2.9)%	(33)	(3.1)%
Loan expense	734	840	476	(106)	(12.6)%	258	54.2%
Deposit expense	12,474	12,289	10,811	185	1.5%	1,663	15.4%
Amortization of intangible assets	2,762	2,763	3,055	(1)	—%	(293)	(9.6)%
Other expense	4,790	4,549	5,599	241	5.3%	(809)	(14.4)%
Total noninterest expense	$101,645	$97,567	$102,185	$4,078	4.2%	$(540)	(0.5)%

	Nine Months Ended		Variance From
	September 30,	September 30,	September 30, 2023
(Dollars in thousands)	2024	2023	$	%
Noninterest expense
Compensation and benefits	$160,670	$161,785	$(1,115)	(0.7)%
Premises and occupancy	32,186	34,739	(2,553)	(7.3)%
Data processing	23,042	22,270	772	3.5%
Other real estate owned operations, net	47	112	(65)	(58.0)%
FDIC insurance premiums	6,424	7,106	(682)	(9.6)%
Legal and professional services	10,201	14,460	(4,259)	(29.5)%
Marketing expense	4,142	5,352	(1,210)	(22.6)%
Office expense	3,216	3,591	(375)	(10.4)%
Loan expense	2,344	1,689	655	38.8%
Deposit expense	37,428	28,441	8,987	31.6%
Amortization of intangible assets	8,361	9,281	(920)	(9.9)%
Other expense	13,784	15,355	(1,571)	(10.2)%
Total noninterest expense	$301,845	$304,181	$(2,336)	(0.8)%

Noninterest expense totaled $101.6 million for the third quarter of 2024, an increase of $4.1 million compared to the second quarter of 2024. The increase was primarily due to a $3.9 million increase in legal and professional services expense, driven by the prior quarter's $4.0 million insurance claim receivable that decreased the expense during the period.

Noninterest expense for the third quarter of 2024 decreased by $540,000 compared to the third quarter of 2023. The decrease was primarily due to an $809,000 decrease in other expense, due to lower charitable contributions, a $775,000 decrease in marketing expense, a $668,000 decrease in compensation and benefits, and a $483,000 decrease in premises and occupancy expense, partially offset by a $1.7 million increase in deposit expense and a $737,000 increase in legal and professional services expense.

Noninterest expense totaled $301.8 million for the nine months ended 2024, a decrease of $2.3 million, compared to the first nine months ended 2023. The decrease was driven primarily by a $4.3 million decrease in legal and professional services expense, driven by a $4.0 million insurance claim receivable, a $2.6 million decrease in premises and occupancy expense, a $1.6 million decrease in other expense, a $1.2 million decrease in marketing expense, a $1.1 million decrease in compensation and benefits, and a $920,000 decrease in amortization of intangible assets, partially offset by a $9.0 million increase in deposit expense predominately driven by higher deposit administration service fees to HOA customers. The Bank pays third-party management companies, which operate as a vendor for the Bank, to provide certain property administrative services related to the servicing of the HOA deposit accounts. This administrative service fee is reported as deposit costs in noninterest expense and is based primarily upon the number of HOA accounts for which a management company provides administrative services, with caps based on the size and composition of the service deposit relationships.

The Company’s efficiency ratio was 66.1% for the third quarter of 2024, compared to 61.3% for the second quarter of 2024, and 59.0% for the third quarter of 2023. The Company’s efficiency ratio was 62.4% for the first nine months ended 2024, compared to 54.8% for the first nine months ended 2023. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Taxes

For the three months ended September 30, 2024, June 30, 2024, and September 30, 2023, income tax expense was $11.7 million, $13.9 million, and $16.0 million, respectively, and the effective income tax rate was 24.5%, 24.9%, and 25.8%, respectively. For the nine months ended September 30, 2024 and 2023, income tax expense was $42.9 million and $59.7 million, respectively, and the effective income tax rate was 25.6% and 26.4%, respectively. Our effective tax rate for the three and nine months ended September 30, 2024 differs from the 21% federal statutory rate due to the impact of state taxes as well as various permanent tax differences, including tax-exempt income from municipal securities and loans, BOLI income, tax benefits associated with low-income housing tax credit investments, Section 162(m) limitation on the deduction of executive compensation, and the exercise of stock options and vesting of other stock-based compensation.

The total amount of unrecognized tax benefits was $1.4 million at September 30, 2024 and December 31, 2023, and was comprised of unrecognized tax benefits related to the Opus acquisition in 2020. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $563,000 at September 30, 2024 and December 31, 2023. It is reasonably possible that $1.1 million of the Company's unrecognized tax benefits may be recognized within the next 12 months due to a lapse of the statute of limitations.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $298,000 and $200,000 for such interest at September 30, 2024 and December 31, 2023, respectively. No amounts for penalties were accrued.

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

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and the tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of September 30, 2024 and December 31, 2023.

FINANCIAL CONDITION

At September 30, 2024, assets totaled $17.91 billion, a decrease of $1.12 billion, or 5.9%, from $19.03 billion at December 31, 2023. The decrease was primarily due to a $1.25 billion decrease in total loans, partially offset by a $160.5 million increase in investment securities and a $45.8 million increase in cash and cash equivalents.

Total liabilities were $14.97 billion at September 30, 2024, compared to $16.14 billion at December 31, 2023. The decrease of $1.18 billion, or 7.3%, from December 31, 2023 was primarily due to decreases of $659.5 million in total borrowings and $514.7 million in deposits.

Total stockholders’ equity was $2.94 billion as of September 30, 2024, an increase of $61.4 million from $2.88 billion at December 31, 2023. The increase was primarily due to $124.9 million of net income and $19.5 million of other comprehensive income, partially offset by $95.3 million in cash dividends.

Throughout the first nine months of 2024, we continued to prioritize capital accumulation over balance sheet growth in light of the ongoing macroeconomic uncertainty. As a result of our prudent and proactive capital, liquidity, and credit risk management, coupled with our ability to opportunistically deploy liquidity generated from the securities portfolio repositioning during the fourth quarter of 2023, we were able to reduce FHLB term borrowings and higher-costing brokered deposits while maintaining liquidity levels. During the first nine months of 2024, we did not utilize the Federal Reserve's discount window or the Bank Term Funding Program, which expired on March 11, 2024. The strength of our capital position provides us with greater optionality and flexibility in terms of balance sheet management.

Our book value per share increased to $30.52 at September 30, 2024 from $30.07 at December 31, 2023. At September 30, 2024, the Company’s tangible common equity to tangible assets ratio was 11.83%, an increase from 10.72% at December 31, 2023. Our tangible book value per share was $20.81, compared to $20.22 at December 31, 2023. The increases in tangible common equity ratio and tangible book value per share at September 30, 2024 from the prior year-end were primarily driven by net income, partially offset by dividends paid. The decrease in tangible assets also contributed to the increase in tangible common equity ratio. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Loans

Loans held for investment totaled $12.04 billion at September 30, 2024, a decrease of $1.25 billion, or 9.4%, from $13.29 billion at December 31, 2023. The decrease was a result of lower loan originations due to our continued disciplined approach around credit risk management and loan pricing along with softer loan demand, particularly in our C&I, CRE, and multifamily loans, a decrease in credit line draws, loan maturities and prepayments, and loan sales during the first nine months of 2024. Since December 31, 2023, commercial loans decreased $558.6 million, investor loans secured by real estate decreased $507.5 million, business loans secured by real estate decreased $199.4 million, and retail loans decreased $1.8 million. While total commercial loans decreased during the third quarter of 2024, the commercial line average utilization rate increased from an average rate of 37.5% for the fourth quarter of 2023 to 39.9% for the third quarter of 2024. The decline in loans from prior year-end reflects the strategic actions we have taken to maintain a disciplined approach to our loan production and pricing, as well as prudent credit underwriting standards, in order to manage our balance sheet and capital position, as well as a lower level of loan demand.

The total end-of-period weighted average interest rate on loans, excluding fees and discounts, at September 30, 2024 was 4.82%, compared to 4.87% at December 31, 2023. The decrease was largely the result of customers paying down and paying off higher-rate loans, as well as the repricing of loans, primarily in C&I, subsequent to the Federal Reserve's 0.50% decrease in the Fed Funds rate in September 2024.

We had no loans held for sale at September 30, 2024 and December 31, 2023.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio, and gives the weighted average interest rate by loan category at the dates indicated:

	September 30, 2024			December 31, 2023
(Dollars in thousands)	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
Investor loans secured by real estate
CRE non-owner-occupied	$2,202,268	18.3%	4.85%	$2,421,772	18.2%	4.72%
Multifamily	5,388,847	44.8%	4.05%	5,645,310	42.5%	3.97%
Construction and land	445,146	3.7%	8.71%	472,544	3.5%	9.08%
SBA secured by real estate	32,228	0.2%	9.23%	36,400	0.3%	9.37%
Total investor loans secured by real estate	8,068,489	67.0%	4.54%	8,576,026	64.5%	4.49%
Business loans secured by real estate
CRE owner-occupied	2,038,583	16.9%	4.41%	2,191,334	16.5%	4.36%
Franchise real estate secured	264,696	2.2%	4.81%	304,514	2.3%	4.77%
SBA secured by real estate	43,943	0.4%	8.89%	50,741	0.4%	9.02%
Total business loans secured by real estate	2,347,222	19.5%	4.54%	2,546,589	19.2%	4.50%
Commercial loans
Commercial and industrial	1,316,517	10.9%	6.76%	1,790,608	13.5%	7.07%
Franchise non-real estate secured	237,702	2.0%	5.12%	319,721	2.4%	5.01%
SBA non-real estate secured	8,407	0.1%	9.90%	10,926	0.1%	9.90%
Total commercial loans	1,562,626	13.0%	6.53%	2,121,255	16.0%	6.78%
Retail loans
Single family residential	71,552	0.6%	7.63%	72,752	0.5%	7.01%
Consumer	1,361	—%	9.91%	1,949	—%	6.66%
Total retail loans	72,913	0.6%	7.67%	74,701	0.5%	7.00%
Loans held for investment before basis adjustment (1)	12,051,250	100.1%	4.82%	13,318,571	100.2%	4.87%
Basis adjustment associated with fair value hedge (2)	(16,153)	(0.1)%		(29,551)	(0.2)%
Loans held for investment	12,035,097	100.0%		13,289,020	100.0%
Allowance for credit losses for loans held for investment	(181,248)			(192,471)
Loans held for investment, net	$11,853,849			$13,096,549

Total unfunded loan commitments	$1,377,190			$1,703,470
Loans held for sale, at lower of cost or fair value	$—			$—
______________________________
(1) Includes net deferred origination costs (fees) of $1.5 million and $(74,000), and unaccreted fair value net purchase discounts of $35.9 million and $43.3 million as of September 30, 2024 and December 31, 2023, respectively.
(2) Represents the basis adjustment associated with the application of hedge accounting on certain loans. The basis adjustment will be allocated to the amortized cost of associated loans within the closed portfolio if the hedge is discontinued. Refer to Note 11 – Derivative Instruments to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

We also have a granular and geographically diverse set of lending relationships. In the tables below, we show the segmentation and geographic dispersion of certain loan portfolios as of September 30, 2024 and December 31, 2023.

CRE Non-Owner-Occupied. CRE non-owner-occupied loans totaled $2.20 billion at September 30, 2024 and $2.42 billion at December 31, 2023. We originate loans that are secured by investor owned CRE, such as retail centers, small office locations, light industrial buildings, and mixed-use commercial properties located in our primary market areas. We believe this loan portfolio is a well-balanced portfolio by geography and by property type as presented below:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	%	Amount	%
By Property Type
Hotel and Motel	$277,117	12%	$285,906	12%
Industrial	281,391	13%	306,811	13%
Office	574,294	26%	621,857	26%
Retail	674,496	31%	809,716	33%
Other	394,970	18%	397,482	16%
Total CRE non-owner-occupied	$2,202,268	100%	$2,421,772	100%

By Geography(1)
California:
Los Angeles	$565,743	26%	$632,267	26%
Orange	314,046	14%	344,667	14%
Riverside	118,805	5%	133,520	5%
San Bernardino	51,387	2%	67,483	3%
San Diego	149,216	7%	170,847	7%
San Luis Obispo	175,239	8%	179,740	7%
Santa Barbara	66,316	3%	71,779	3%
Ventura	20,704	1%	21,201	1%
Other CA	191,721	9%	209,259	9%
Arizona	158,720	7%	168,312	7%
Nevada	121,193	6%	140,103	6%
Washington	82,520	4%	89,101	4%
Other States	186,658	8%	193,493	8%
Total CRE non-owner-occupied	$2,202,268	100%	$2,421,772	100%
______________________________
(1) Based on location of primary real property collateral. All California information is by respective county.

Multifamily. Multifamily loans totaled $5.39 billion at September 30, 2024 and $5.65 billion at December 31, 2023. We originate loans secured by multifamily residential properties (five units and greater) located in our primary market areas. These lending relationships consist of seasoned owners of multifamily properties with extensive operating experience. The loans are stratified by number of units and physical location below:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	%	Amount	%
By Number of Units
10 or fewer units	$1,023,865	19%	$1,079,854	19%
11-25 units	1,568,087	29%	1,606,326	29%
26-50 units	1,043,570	19%	1,097,250	19%
51-100 units	1,052,907	20%	1,090,924	19%
101+ units	700,418	13%	770,956	14%
Total Multifamily	$5,388,847	100%	$5,645,310	100%

By Geography(1)
California:
Los Angeles	$2,087,529	39%	$2,154,693	38%
Orange	192,413	4%	196,622	4%
Riverside	108,594	2%	111,809	2%
San Bernardino	136,492	2%	138,455	2%
San Diego	345,121	6%	359,556	6%
San Luis Obispo	22,740	1%	25,225	1%
Santa Barbara	39,096	1%	43,499	1%
Ventura	40,084	1%	40,361	1%
Other CA	672,635	12%	715,844	13%
Arizona	423,540	8%	437,613	8%
Nevada	150,228	3%	158,237	3%
Washington	650,386	12%	689,144	12%
Other States	519,989	9%	574,252	9%
Total Multifamily	$5,388,847	100%	$5,645,310	100%
______________________________
(1) Based on location of primary real property collateral. All California information is by respective county.

CRE Owner-Occupied. CRE owner-occupied loans totaled $2.04 billion at September 30, 2024 and $2.19 billion at December 31, 2023. We originate business loans secured by owner-occupied CRE, such as light industrial buildings, mixed-use commercial properties, and small office locations for professional services located in our primary market areas. These loans are underwritten and analyzed based on each business’s cash flows. This portfolio is well-diversified by industry, with a geography covering California and the Western U.S.:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	%	Amount	%
By Industry(1)
Accommodation and Food Services	$117,826	6%	$143,398	6%
Administrative and Support	61,645	3%	62,286	3%
Agriculture	99,407	5%	101,344	5%
Construction	142,602	7%	149,821	7%
Educational Services	157,871	8%	171,858	8%
Entertainment	69,837	3%	72,801	3%
Financial Services	36,943	2%	37,938	2%
Health Care	287,364	14%	292,813	13%
Manufacturing	219,944	11%	237,147	11%
Other Services	226,662	11%	233,625	11%
Professional Services	93,936	5%	101,027	5%
Real Estate	91,494	4%	132,824	6%
Retail Trade	199,396	10%	209,609	9%
Transport and Warehouse	39,536	2%	41,445	2%
Wholesale Trade	164,001	8%	173,371	8%
Other	30,119	1%	30,027	1%
Total CRE owner-occupied	$2,038,583	100%	$2,191,334	100%

By Geography(2)
California:
Los Angeles	$632,903	31%	$684,079	31%
Orange	193,900	10%	222,742	10%
Riverside	340,537	17%	350,277	16%
San Bernardino	187,288	9%	192,695	9%
San Diego	126,787	6%	134,120	6%
San Luis Obispo	92,376	5%	99,441	5%
Santa Barbara	109,070	5%	114,758	5%
Ventura	43,694	2%	55,101	3%
Other CA	131,536	6%	137,428	6%
Arizona	54,267	3%	58,872	3%
Nevada	47,486	2%	48,713	2%
Washington	18,346	1%	19,950	1%
Other States	60,393	3%	73,158	3%
Total CRE owner-occupied	$2,038,583	100%	$2,191,334	100%
______________________________
(1) Distribution by North American Industry Classification System (NAICS)
(2) Based on location of primary real property collateral. All California information is by respective county.

Commercial & Industrial. C&I loans totaled $1.32 billion at September 30, 2024 and $1.79 billion at December 31, 2023. We originate C&I loans secured by various business assets, including inventory, receivables, machinery, and equipment. Loan types include revolving lines of credit, term loans, seasonal loans, and loans secured by liquid collateral such as cash deposits or marketable securities. These loans are underwritten and analyzed based on each business’s cash flows. This portfolio includes loans to small and middle market businesses by industry and by geography as shown below:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	%	Amount	%
By Industry(1)
Administrative	$10,649	1%	$55,663	3%
Agriculture	14,907	1%	48,766	3%
Construction	193,213	15%	372,965	21%
Educational Services	29,334	2%	32,909	2%
Entertainment	29,495	2%	31,486	2%
Financial Services	219,196	17%	328,856	18%
Health Care	55,801	4%	57,428	3%
Information	26,939	2%	39,008	2%
Manufacturing	175,905	13%	176,248	10%
Other Services	108,520	8%	126,731	7%
Professional Services	83,755	7%	85,928	5%
Public Administration	161,894	12%	174,378	10%
Real Estate	117,848	9%	149,835	8%
Transport and Warehouse	22,118	2%	28,651	2%
Wholesale Trade	27,533	2%	37,547	2%
Other	39,410	3%	44,209	2%
Total Commercial and industrial	$1,316,517	100%	$1,790,608	100%

By Geography(2)
California:
Los Angeles	$415,450	32%	$624,418	35%
Orange	243,973	18%	263,012	15%
Riverside	85,028	6%	123,920	7%
San Bernardino	54,819	4%	65,121	4%
San Diego	98,714	7%	126,541	7%
San Luis Obispo	40,058	3%	59,314	3%
Santa Barbara	18,885	1%	35,556	2%
Ventura	20,646	2%	38,463	2%
Other CA	128,265	10%	164,069	9%
Arizona	12,181	1%	47,610	3%
Nevada	20,196	2%	22,530	1%
Washington	51,479	4%	59,187	3%
Other States	126,823	10%	160,867	9%
Total Commercial and industrial	$1,316,517	100%	$1,790,608	100%
______________________________
(1) Distribution by North American Industry Classification System (NAICS)
(2) Based on location of primary real property collateral if available, otherwise borrower address is used. All California information is by respective county.

Delinquent Loans

When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally initiate proceedings to pursue our remedies under the loan documents. For loans secured by real estate, we provide the required notices to the borrower and make any required filings, and commence foreclosure proceedings if necessary. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. At September 30, 2024, loans delinquent 30 or more days as a percentage of total loans held for investment was 0.08%, unchanged from 0.08% at December 31, 2023.

The following table sets forth delinquencies in the Company’s loan portfolio as of the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Loan Balance	# of Loans	Loan Balance	# of Loans	Loan Balance	# of Loans	Loan Balance
At September 30, 2024
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	1	$383	1	$383
SBA secured by real estate	1	1,115	—	—	1	187	2	1,302
Total investor loans secured by real estate	1	1,115	—	—	2	570	3	1,685
Business loans secured by real estate
CRE owner-occupied	—	—	—	—	3	4,574	3	4,574
Total business loans secured by real estate	—	—	—	—	3	4,574	3	4,574
Commercial loans
Commercial and industrial	7	893	7	715	3	1,468	17	3,076
SBA non-real estate secured	—	—	—	—	2	531	2	531
Total commercial loans	7	893	7	715	5	1,999	19	3,607
Total	8	$2,008	7	$715	10	$7,143	25	$9,866
Delinquent loans to loans held for investment		0.02%		—%		0.06%		0.08%

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Loan Balance	# of Loans	Loan Balance	# of Loans	Loan Balance	# of Loans	Loan Balance
At December 31, 2023
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	1	$412	1	$412
SBA secured by real estate	—	—	—	—	1	420	1	420
Total investor loans secured by real estate	—	—	—	—	2	832	2	832
Business loans secured by real estate
CRE owner-occupied	—	—	—	—	3	4,655	3	4,655
Franchise real estate secured	1	292	—	—	—	—	1	292
SBA secured by real estate	1	137	—	—	—	—	1	137
Total business loans secured by real estate	2	429	—	—	3	4,655	5	5,084
Commercial loans
Commercial and industrial	7	228	9	1,294	1	231	17	1,753
Franchise non-real estate secured	7	1,559	—	—	—	—	7	1,559
SBA non-real estate secured	1	249	—	—	2	558	3	807
Total commercial loans	15	2,036	9	1,294	3	789	27	4,119
Retail loans
Single family residential	1	19	—	—	—	—	1	19
Total retail loans	1	19	—	—	—	—	1	19
Total	18	$2,484	9	$1,294	8	$6,276	35	$10,054
Delinquent loans to loans held for investment		0.02%		0.01%		0.05%		0.08%

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

As of September 30, 2024, the Company had one MLTB of $16.1 million, the modification of which involved a combination of other-than-insignificant payment delay and a term extension. During the three and nine months ended September 30, 2024, there were no MLTBs that had a payment default and had been modified within the 12 months preceding the payment default.

As of September 30, 2023, the Company had two syndicated C&I participation MLTBs totaling $13.0 million, the modifications of which involved other-than-insignificant payment delays. During the three and nine months ended September 30, 2023, there were no MLTBs that had a payment default and had been modified within the 12 months preceding the payment default.

Credit Quality

We separate our loans by type, and we segregate the loans into various risk grade categories of “Pass,” “Special Mention,” “Substandard,” “Doubtful,” or “Loss.” Classified loans consist of those with a credit risk rating of substandard, doubtful, or loss. For additional information on the Company’s credit quality and credit risk grades, see Note 5 – Loans Held for Investment to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Classified loans totaled $120.5 million, or 1.00% of loans held for investment, at September 30, 2024, compared with $142.0 million, or 1.07% of loans held for investment, at December 31, 2023. The decrease was primarily driven by the payoff of two commercial banking relationships with loans in C&I and CRE owner-occupied categories, totaling $40.0 million, during the first nine months of 2024.

The following tables stratify the loan portfolio by the Company’s internal risk grading as of the dates indicated:

	Credit Risk Grades
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
September 30, 2024
Investor loans secured by real estate
CRE non-owner-occupied	$2,163,159	$2,471	$36,638	$—	$2,202,268
Multifamily	5,354,137	34,710	—	—	5,388,847
Construction and land	445,146	—	—	—	445,146
SBA secured by real estate	24,901	1,125	6,202	—	32,228
Total investor loans secured by real estate	7,987,343	38,306	42,840	—	8,068,489
Business loans secured by real estate
CRE owner-occupied	1,986,919	18,089	33,575	—	2,038,583
Franchise real estate secured	261,626	1,560	1,510	—	264,696
SBA secured by real estate	40,773	—	3,170	—	43,943
Total business loans secured by real estate	2,289,318	19,649	38,255	—	2,347,222
Commercial loans
Commercial and industrial	1,275,854	12,393	25,385	2,885	1,316,517
Franchise non-real estate secured	226,738	557	10,407	—	237,702
SBA non-real estate secured	7,695	—	712	—	8,407
Total commercial loans	1,510,287	12,950	36,504	2,885	1,562,626
Retail loans
Single family residential	71,552	—	—	—	71,552
Consumer loans	1,361	—	—	—	1,361
Total retail loans	72,913	—	—	—	72,913
Loans held for investment before basis adjustment (1)	$11,859,861	$70,905	$117,599	$2,885	$12,051,250

December 31, 2023
Investor loans secured by real estate
CRE non-owner-occupied	$2,406,719	$6,966	$8,087	$—	$2,421,772
Multifamily	5,633,682	11,628	—	—	5,645,310
Construction and land	472,544	—	—	—	472,544
SBA secured by real estate	28,271	—	8,129	—	36,400
Total investor loans secured by real estate	8,541,216	18,594	16,216	—	8,576,026
Business loans secured by real estate
CRE owner-occupied	2,117,985	34,480	38,869	—	2,191,334
Franchise real estate secured	288,013	9,674	6,827	—	304,514
SBA secured by real estate	45,586	619	4,536	—	50,741
Total business loans secured by real estate	2,451,584	44,773	50,232	—	2,546,589
Commercial loans
Commercial and industrial	1,651,102	81,250	53,714	4,542	1,790,608
Franchise non-real estate secured	299,189	4,230	16,302	—	319,721
SBA non-real estate secured	9,970	—	956	—	10,926
Total commercial loans	1,960,261	85,480	70,972	4,542	2,121,255
Retail loans
Single family residential	72,752	—	—	—	72,752
Consumer loans	1,949	—	—	—	1,949
Total retail loans	74,701	—	—	—	74,701
Loans held for investment before basis adjustment (1)	$13,027,762	$148,847	$137,420	$4,542	$13,318,571
______________________________
(1) Excludes the basis adjustment of $16.2 million and $29.6 million to the carrying amount of certain loans included in fair value hedging relationships at September 30, 2024 and December 31, 2023. Refer to Note 11 – Derivative Instruments to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

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

Nonperforming assets increased by $14.0 million to $39.1 million, or 0.22% of total assets, at September 30, 2024, compared to $25.1 million, or 0.13% of total assets, at December 31, 2023. The increase in nonperforming assets at September 30, 2024, was primarily the result of a single, diversified commercial banking relationship with CRE non-owner-occupied loans, totaling $18.0 million, which were current as of September 30, 2024.

At September 30, 2024, nonperforming loans totaled $39.1 million, or 0.32% of loans held for investment, an increase from $24.8 million, or 0.19% of loans held for investment, at December 31, 2023.

At September 30, 2024, the Company had no OREO, compared to $248,000 at December 31, 2023.

The Company had no loans 90 days or more past due and still accruing at September 30, 2024 and December 31, 2023.

The following table sets forth the composition of nonperforming assets at the dates indicated:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Nonperforming assets
Investor loans secured by real estate
CRE non-owner-occupied	$19,042	$412
SBA secured by real estate	1,725	1,205
Total investor loans secured by real estate	20,767	1,617
Business loans secured by real estate
CRE owner-occupied	4,574	8,666
Total business loans secured by real estate	4,574	8,666
Commercial loans
Commercial and industrial	13,212	13,976
SBA non-real estate secured	531	558
Total commercial loans	13,743	14,534
Total nonperforming loans	39,084	24,817
Other real estate owned	—	248
Total	$39,084	$25,065

Allowance for credit losses	$181,248	$192,471
Allowance for credit losses as a percent of total nonperforming loans	464%	776%
Nonperforming loans as a percent of loans held for investment	0.32%	0.19%
Nonperforming assets as a percent of total assets	0.22%	0.13%
MLTBs included in nonperforming loans	$16,089	$12,595

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

The Company’s ACL includes assumptions concerning current and future economic conditions using reasonable and supportable forecasts from an independent third party. These economic forecast scenarios are based on past events, current conditions, and the likelihood of future events occurring. Management evaluates economic scenarios used in the Company’s ACL model, and thus the scenarios as well as the assumptions within those scenarios, and whether to use a weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events. As of September 30, 2024, the Company’s ACL model used three weighted scenarios representing a base-case scenario, an upside scenario, and a downside scenario. The use of three weighted scenarios at September 30, 2024 is consistent with the approach used in the Company’s ACL model at June 30, 2024. The Company’s ACL model at September 30, 2024 includes assumptions concerning the interest rate environment, general uncertainty concerning future economic conditions, and the potential for future recessionary conditions. The Company has identified certain economic variables that have significant influence in the Company’s model for determining the ACL. These key economic variables include forecasted changes in the U.S. unemployment rate, U.S. real GDP growth, CRE prices, and interest rates.

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

The following charts quantify the factors attributing to the changes in the ACL on loans held for investment for the three and nine months ended September 30, 2024 and September 30, 2023:

ACL change attributions ($ in millions) (1)

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

At September 30, 2024, the Company believes the ACL was adequate to cover current expected credit losses in the loan portfolio. However, no assurance can be given that we will not, in any particular period, sustain credit losses that exceed the amount reserved, or that subsequent evaluation of our loan portfolio, in light of prevailing factors, including economic conditions that may adversely affect our market area or other circumstances, will not require significant increases in the ACL. In addition, regulatory agencies, as an integral part of their examination process, periodically review our ACL and may require us to recognize changes to the ACL based on judgments different from those of management. Should any of the factors considered by management in evaluating the appropriate level of the ACL change, including the size and composition of the loan portfolio, the credit quality of the loan portfolio, as well as forecasts of future economic conditions, the Company’s estimate of current expected credit losses could also significantly change and affect the level of future provisions for credit losses.

The following table sets forth the Company’s ACL, its corresponding percentage of the loan category balance, and the percent of loan balance to total loans held for investment in each of the loan categories listed as of the dates indicated:

	September 30, 2024			December 31, 2023
(Dollars in thousands)	Amount	Allowance as a % of Segment	% of Total Loans	Amount	Allowance as a % of Segment	% of Total Loans
Investor loans secured by real estate
CRE non-owner-occupied	$29,274	1.33%	18.3%	$31,030	1.28%	18.2%
Multifamily	65,965	1.22%	44.8%	56,312	1.00%	42.5%
Construction and land	10,984	2.47%	3.7%	9,314	1.97%	3.5%
SBA secured by real estate	2,599	8.06%	0.2%	2,182	5.99%	0.3%
Total investor loans secured by real estate	108,822	1.35%	67.0%	98,838	1.15%	64.5%
Business loans secured by real estate
CRE owner-occupied	27,959	1.37%	16.9%	28,787	1.31%	16.5%
Franchise real estate secured	5,114	1.93%	2.2%	7,499	2.46%	2.3%
SBA secured by real estate	3,644	8.29%	0.4%	4,427	8.72%	0.4%
Total business loans secured by real estate	36,717	1.56%	19.5%	40,713	1.60%	19.2%
Commercial loans
Commercial and industrial	24,982	1.90%	10.9%	36,692	2.05%	13.5%
Franchise non-real estate secured	9,898	4.16%	2.0%	15,131	4.73%	2.4%
SBA non-real estate secured	348	4.14%	0.1%	458	4.19%	0.1%
Total commercial loans	35,228	2.25%	13.0%	52,281	2.46%	16.0%
Retail loans
Single family residential	388	0.54%	0.6%	505	0.69%	0.5%
Consumer loans	93	6.83%	—%	134	6.88%	—%
Total retail loans	481	0.66%	0.6%	639	0.86%	0.5%
Total (1)	$181,248	1.51%	100.0%	$192,471	1.45%	100.0%
______________________________
(1) Total loans utilized in the calculation of the ratio of ACL to total loans held for investment includes $16.2 million and $29.6 million as of September 30, 2024 and December 31, 2023, respectively, of the basis adjustment of certain loans included in fair value hedging relationships. Refer to Note 11 – Derivative Instruments to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

At September 30, 2024, the ratio of ACL to loans held for investment was 1.51%, an increase from 1.45% at December 31, 2023. Our unamortized fair value discount on the loans acquired totaled $35.9 million, or 0.30% of total loans held for investment, at September 30, 2024, compared to $43.3 million, or 0.33% of total loans held for investment, at December 31, 2023.

The following table sets forth the Company’s net charge-offs as a percentage to the average loans held for investment balances in each of the loan categories, as well as other credit related percentages at and for the periods indicated:

	Three Months Ended
	September 30, 2024			June 30, 2024			September 30, 2023
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Investor loans secured by real estate
CRE non-owner-occupied	$—	$2,224,013	—%	$2,696	$2,280,616	0.12%	$(51)	$2,547,595	—%
Multifamily	—	5,436,252	—%	7,372	5,515,912	0.13%	—	5,751,877	—%
Construction and land	—	455,822	—%	—	461,060	—%	—	424,498	—%
SBA secured by real estate	—	32,625	—%	67	34,110	0.20%	108	38,473	0.28%
Total investor loans secured by real estate	—	8,148,712	—%	10,135	8,291,698	0.12%	57	8,762,443	—%
Business loans secured by real estate
CRE owner-occupied	1,152	2,060,034	0.06%	(121)	2,117,338	(0.01)%	(12)	2,247,742	—%
Franchise real estate secured	—	268,252	—%	—	282,684	—%	—	314,310	—%
SBA secured by real estate	—	45,095	—%	(1)	47,365	—%	(128)	55,115	(0.23)%
Total business loans secured by real estate	1,152	2,373,381	0.05%	(122)	2,447,387	—%	(140)	2,617,167	(0.01)%
Commercial loans
Commercial and industrial	1,237	1,421,824	0.09%	820	1,655,962	0.05%	6,821	1,720,368	0.40%
Franchise non-real estate secured	(125)	244,294	(0.05)%	(1,375)	278,143	(0.49)%	(50)	341,418	(0.01)%
SBA non-real estate secured	(5)	9,812	(0.05)%	3	11,218	0.03%	64	11,841	0.54%
Total commercial loans	1,107	1,675,930	0.07%	(552)	1,945,323	(0.03)%	6,835	2,073,627	0.33%
Retail loans
Single family residential	—	71,454	—%	(3)	70,633	—%	—	70,679	—%
Consumer	47	1,307	3.60%	835	2,270	36.78%	—	2,123	—%
Total retail loans	47	72,761	0.06%	832	72,903	1.14%	—	72,802	—%
Total (1)	$2,306	$12,247,432	0.02%	$10,293	$12,724,401	0.08%	$6,752	$13,475,128	0.05%

Allowance for credit losses to loans held for investment			1.51%			1.47%			1.42%
Nonperforming loans to loans held for investment			0.32%			0.42%			0.19%
Allowance for credit losses to nonperforming loans			464%			353%			739%
______________________________
(1) Average loan balance includes $23.4 million, $32.9 million, and $50.9 million of average basis adjustment of certain loans included in fair value hedging relationships for the three months ended September 30, 2024, June 30, 2024, and September 30, 2023, respectively. Refer to Note 11 – Derivative Instruments to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

	For the Nine Months Ended
	September 30, 2024			September 30, 2023
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Investor loans secured by real estate
CRE non-owner-occupied	$3,623	$2,287,163	0.16%	$2,591	$2,593,463	0.10%
Multifamily	7,367	5,520,346	0.13%	289	5,877,859	—%
Construction and land	—	465,529	—%	—	425,005	—%
SBA secured by real estate	320	34,210	0.94%	108	39,560	0.27%
Total investor loans secured by real estate	11,310	8,307,248	0.14%	2,988	8,935,887	0.03%
Business loans secured by real estate
CRE owner-occupied	5,420	2,119,725	0.26%	2,334	2,310,584	0.10%
Franchise real estate secured	212	283,864	0.07%	—	344,588	—%
SBA secured by real estate	(2)	47,414	—%	(208)	58,506	(0.36)%
Total business loans secured by real estate	5,630	2,451,003	0.23%	2,126	2,713,678	0.08%
Commercial loans
Commercial and industrial	2,603	1,615,180	0.16%	7,789	1,876,199	0.42%
Franchise non-real estate secured	(1,400)	276,970	(0.51)%	(150)	370,829	(0.04)%
SBA non-real estate secured	(4)	10,629	(0.04)%	(1)	11,580	(0.01)%
Total commercial loans	1,199	1,902,779	0.06%	7,638	2,258,608	0.34%
Retail loans
Single family residential	(3)	71,391	—%	89	71,183	0.13%
Consumer	882	1,893	46.59%	860	2,829	30.40%
Total retail loans	879	73,284	1.20%	949	74,012	1.28%
Total (1)	$19,018	$12,705,281	0.15%	$13,701	$13,928,641	0.10%
______________________________
(1) Average loan balance includes $29.0 million and $53.5 million of average basis adjustment of certain loans included in fair value hedging relationships for the nine months ended September 30, 2024 and 2023, respectively. Refer to Note 11 – Derivative Instruments to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

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

We primarily use our investment portfolio for liquidity purposes, capital preservation, and to support our interest rate risk management strategies. Our investment securities portfolio amounted to $3.03 billion at September 30, 2024, an increase of $160.5 million, or 5.6%, from $2.87 billion at December 31, 2023. The increase was the result of $726.6 million in purchases, primarily of AFS U.S. Treasury securities, and a $16.3 million in mark-to-market unrealized loss improvement on AFS securities, partially offset by $582.4 million in principal payments, amortization and accretion, and redemptions. The Company did not sell any investment securities during the nine months ended September 30, 2024. In general, the purchase of investment securities is primarily related to investing excess liquidity from our banking operations. During the nine months ended September 30, 2024, we have maintained a meaningful portion of the AFS securities portfolio in highly-liquid, shorter term securities. This strategy enhances our interest rate sensitivity profile to the current rate environment and provides us with the flexibility to quickly redeploy these funds into higher-yielding assets or slightly longer duration securities as opportunities arise. The effective duration of AFS securities portfolio was 0.6 years and 0.7 years at September 30, 2024 and December 31, 2023, respectively. The effective duration of total AFS and HTM securities portfolio was 4.8 years and 5.5 years at September 30, 2024 and December 31, 2023, respectively.

At September 30, 2024, AFS and HTM investment securities were $1.32 billion and $1.71 billion, respectively, compared to $1.14 billion and $1.73 billion, respectively, at December 31, 2023.

The ACL on investment securities is determined for both the AFS and HTM classifications of the investment portfolio in accordance with ASC 326 and evaluated on a quarterly basis. As of September 30, 2024 and December 31, 2023, the Company had an ACL of $104,000 and $126,000, respectively, for HTM investment securities classified as municipal bonds. The Company had no ACL for AFS investment securities at September 30, 2024 and December 31, 2023. For additional information, refer to Note 4 – Investment Securities to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q.

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

	September 30, 2024
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
AFS investment securities:
U.S. Treasury	$620,804	5.11%	$150,547	4.99%	$—	—%	$—	—%	$771,351	5.08%
Agency	—	—%	752	5.44%	—	—%	413	(5.08)%	1,165	1.69%
Corporate	19,996	5.27%	202,551	5.40%	182,861	3.55%	—	—%	405,408	4.51%
Collateralized mortgage obligations	—	—%	54,731	5.70%	41,625	5.63%	42,266	6.45%	138,622	5.91%
Total AFS investment securities	640,800	5.11%	408,581	5.29%	224,486	3.94%	42,679	6.34%	1,316,546	4.98%
HTM investment securities:
Municipal bonds	$—	—%	$38,612	1.46%	$43,308	1.91%	$1,063,281	2.06%	$1,145,201	2.03%
Collateralized mortgage obligations	—	—%	57	5.72%	—	—%	316,493	4.13%	316,550	4.13%
Mortgage-backed securities	—	—%	2,938	5.27%	6,059	4.79%	226,732	2.09%	235,729	2.20%
Other	—	—%	—	—%	—	—%	16,199	2.85%	16,199	2.85%
Total HTM investment securities	$—	—%	$41,607	1.73%	$49,367	2.26%	$1,622,705	2.47%	$1,713,679	2.45%
Total securities	$640,800	5.11%	$450,188	4.96%	$273,853	3.63%	$1,665,384	2.57%	$3,030,225	3.55%

The following table presents the fair value of AFS and the amortized cost of HTM investment securities portfolios by Moody’s credit ratings at September 30, 2024.

(Dollars in thousands)	U.S. Treasury	Agency	Corporate Debt	Municipal Bonds	Collateralized Mortgage Obligations	Mortgage-backed Securities	Other	Total	%
Aaa - Aa3	$771,351	$1,165	$19,996	$1,145,201	$455,172	$235,729	$—	$2,628,614	86.7%
A1 - A3	—	—	194,162	—	—	—	—	194,162	6.4%
Baa1 - Baa3	—	—	191,250	—	—	—	16,199	207,449	6.9%
Total	$771,351	$1,165	$405,408	$1,145,201	$455,172	$235,729	$16,199	$3,030,225	100.0%

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

Deposits

At September 30, 2024, deposits totaled $14.48 billion, a decrease of $514.7 million, or 3.4%, from $15.00 billion at December 31, 2023. The decrease was largely driven by decreases of $310.2 million in brokered certificates of deposit, $293.7 million in noninterest-bearing checking, $136.3 million in interest-bearing checking, and $62.9 million in money market and savings, partially offset by an increase of $288.4 million in retail certificates of deposit.

At September 30, 2024, non-maturity deposits totaled $12.21 billion, or 84.3% of total deposits, a decrease of $492.9 million, or 3.9%, from December 31, 2023. The decrease was attributable to clients utilizing their deposit balances to prepay or pay down loans, reduced funding needs, as well as redeploying funds into higher-yielding alternatives due to elevated benchmark interest rates. Our non-maturity deposits reflect our well-diversified and relationship-focused business model that has resulted in noninterest-bearing checking deposits representing 32.0% of total deposits as of September 30, 2024.

At September 30, 2024, maturity deposits totaled $2.27 billion, a decrease of $21.8 million, or 0.9%, from December 31, 2023. The decrease was primarily driven by a reduction of $310.2 million in brokered certificates of deposit, partially offset by an increase of $288.4 million in retail certificates of deposit.

The total end-of-period weighted average rate of deposits at September 30, 2024 was 1.80%, an increase from 1.55% at December 31, 2023, principally driven by higher pricing across all deposit categories and a greater mix of maturity deposits. At September 30, 2024, the end-of-period weighted average rate of non-maturity deposits was 1.26%, compared to 1.04% at December 31, 2023.

As of September 30, 2024, the Bank counted one client, a property management holding company, with deposits of $704.8 million, or 4.9% of total deposits, and 10,845 total deposit accounts. No other individual depositor represented more than 1.3% of our total deposits, and our top 50 depositors represented 11.8% of our total deposits.

Our ratio of loans held for investment to deposits was 83.1% and 88.6% at September 30, 2024 and December 31, 2023, respectively.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates as of the last day of each period for each category of deposits presented:

	September 30, 2024			December 31, 2023
(Dollars in thousands)	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
Noninterest-bearing checking	$4,639,077	32.0%	—%	$4,932,817	32.9%	—%
Interest-bearing deposits:
Interest-bearing checking	2,763,353	19.1%	1.55%	2,899,621	19.3%	1.38%
Money market	4,547,006	31.4%	2.41%	4,572,693	30.5%	2.00%
Savings	258,510	1.8%	0.40%	295,749	2.0%	0.29%
Total non-maturity deposits	12,207,946	84.3%	1.26%	12,700,880	84.7%	1.04%
Time deposit accounts:
Less than 1.00%	29,901	0.2%	0.25%	90,480	0.6%	0.14%
1.00 - 1.99	18,239	0.1%	1.83%	20,505	0.1%	1.76%
2.00 - 2.99	15,490	0.1%	2.59%	20,191	0.1%	2.63%
3.00 - 3.99	106,702	0.7%	3.76%	361,060	2.4%	3.52%
4.00 - 4.99	1,459,312	10.1%	4.79%	1,084,443	7.3%	4.49%
5.00 and greater	643,337	4.5%	5.11%	718,067	4.8%	5.26%
Total time deposit accounts	2,272,981	15.7%	4.73%	2,294,746	15.3%	4.37%
Total deposits	$14,480,927	100.0%	1.80%	$14,995,626	100.0%	1.55%

     The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Uninsured deposits	$5,763,200	$5,976,621

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

At September 30, 2024, the Company’s FDIC-insured deposits as a percentage of total deposits was 60%. Insured and collateralized deposits comprised 66% of total deposits at September 30, 2024, which includes federally-insured deposits, $787.9 million of collateralized municipal and tribal deposits, and $45.0 million of privately insured deposits. At December 31, 2023, the Company’s FDIC-insured deposits as a percentage of total deposits was 60%. Insured and collateralized deposits comprised 66% of total deposits at December 31, 2023, which includes federally-insured deposits, $732.6 million of collateralized municipal and tribal deposits, and $70.0 million of privately insured deposits.

The estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $611.0 million at September 30, 2024 and $534.8 million at December 31, 2023. The following table sets forth the maturity distribution of the estimated uninsured time deposits:

(Dollars in thousands)	September 30, 2024	December 31, 2023
3 months or less	$391,677	$236,117
Over 3 months through 6 months	148,056	219,430
Over 6 months through 12 months	62,104	72,756
Over 12 months	9,185	6,532
Total	$611,022	$534,835

Borrowings

At September 30, 2024, total borrowings amounted to $272.3 million, a decrease of $659.5 million, or 70.8%, from $931.8 million at December 31, 2023. Total borrowings at September 30, 2024 were comprised of $272.3 million of subordinated debentures. The decrease in borrowings at September 30, 2024 as compared to December 31, 2023 was primarily due to the decreases of $600.0 million in FHLB term advances, resulting from $400.0 million in advance redemptions and one $200.0 million advance maturity as well as the maturity of $60.0 million of subordinated notes, partially offset by the amortization of the subordinated debt issuance cost. At September 30, 2024, total borrowings represented 1.5% of total assets and had an end-of-period weighted average rate of 6.58%, compared with 4.9% of total assets and an end-of-period weighted average rate of 3.93% at December 31, 2023.

At September 30, 2024, total subordinated debentures were comprised of the following:

•Subordinated notes of $125.0 million at 7.880% fixed-to-floating rate due May 15, 2029 (the “Notes II”) and a carrying value of $123.8 million, net of unamortized debt issuance cost of $1.2 million. Interest is payable semiannually at a floating rate equal to three-month term SOFR, plus a spread of 2.762% per annum, payable quarterly in arrears; and
•Subordinated notes of $150.0 million at 5.375% fixed-to-floating rate due June 15, 2030 (the “Notes III”) and a carrying value of $148.5 million, net of unamortized debt issuance cost of $1.5 million. Interest on the Notes III accrue at a rate equal to 5.375% per annum from and including June 15, 2020 to, but excluding, June 15, 2025, payable semiannually in arrears. From and including June 15, 2025 to, but excluding, June 15, 2030 or the earlier redemption date, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be three-month term SOFR, plus a spread of 517 basis points, payable quarterly in arrears.

For additional information about the subordinated debentures, see Note 8 – Subordinated Debentures to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q.

The following table sets forth certain information regarding the Company’s borrowed funds as of and during the periods indicated:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB advances	$—	—%	$600,000	3.17%
Subordinated debentures	272,320	6.58%	331,842	5.31%
Total borrowings	$272,320	6.58%	$931,842	3.93%

Weighted average cost of borrowings during the quarter	6.12%		4.01%
Borrowings as a percent of total assets	1.5%		4.9%

As of September 30, 2024, our unused borrowing capacity was $8.83 billion, which consisted of available lines of credit with FHLB and other correspondent banks as well as access through the Federal Reserve Bank's discount window. As a result of our proactive liquidity management, we were able to reduce FHLB borrowings by $600.0 million during the nine months ended September 30, 2024, and we did not utilize the Federal Reserve Bank's discount window or the Bank Term Funding Program, which expired on March 11, 2024.

The Company maintains additional sources of liquidity at the Corporation level. Our Corporation maintains a $25.0 million line of credit with U.S. Bank and had no outstanding balance against it at September 30, 2024 and December 31, 2023.

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

In addition to the interest payments on loans and investments as well as fees collected on the services we provide, our primary sources of funds generated during the first nine months of 2024 were from:

•Principal payments on loans held for investment of $915.8 million;
•Proceeds of $602.5 million from the sales, payments, or maturities of securities; and
•Proceeds of $58.3 million from the sales of loans classified as loans held for investment.

We used these funds to:

•Purchase investment securities of $726.6 million;
•Decrease FHLB borrowings of $600.0 million;
•Decrease deposits of $514.7 million;
•Originate loans held for investment of $110.3 million;
•Return capital to shareholders through $95.3 million in dividends; and
•Pay off matured subordinated debentures of $60.0 million.

Our most liquid assets are comprised of unrestricted cash, short-term investments, and unpledged AFS investment securities. The levels of these assets are dependent on our operating, lending, and investing activities during any given period. We endeavor to take a prudent, proactive approach to liquidity management, as evidenced by our balance-sheet-oriented initiatives throughout 2023 and 2024. At September 30, 2024, cash and cash equivalents totaled $982.2 million. If additional liquidity is needed or otherwise desired as part of our liquidity management strategy, we have additional sources of liquidity that can be accessed, including FHLB advances, federal funds lines, the Federal Reserve Board’s lending programs, brokered deposits, as well as loan and investment securities sales. As of September 30, 2024, the Bank had secured borrowing capacity with the FHLB allowing us to borrow up to 35% of the Bank’s total assets equating to a credit line of $6.41 billion, of which $4.97 billion remained available for borrowing, based on collateral pledged of $7.29 billion at market value in qualifying loans, and no FHLB borrowings outstanding. We also had a $3.46 billion line with the FRB discount window secured by investment securities and unsecured lines of credit aggregating to $390.0 million with other correspondent banks from which to purchase federal funds. Our unused borrowing capacity was $8.83 billion, and the combined readily available liquidity with cash and cash equivalents of $982.2 million, interest-bearing time deposits with financial institutions of $1.2 million, as well as short-term, unpledged, AFS U.S. Treasury securities of $148.7 million, totaled approximately $9.96 billion, with a coverage ratio of 202.0% to uninsured and uncollateralized deposits.

We believe our level of liquid assets is sufficient to meet current anticipated funding needs. As part of our daily monitoring, we calculate a liquidity ratio by dividing the sum of cash balances plus unpledged AFS securities by total deposits, excluding time deposits maturing one year or more, plus FHLB advances maturing within one year. As of September 30, 2024, our liquidity ratio was 16.0%, which is above the Company’s minimum policy requirement of 10.0%. The Company regularly monitors liquidity, models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

A substantial portion of our loans are funded by our deposits. The Bank’s participation in IntraFi’s CDARS and ICS programs provides our depositors with full deposit insurance coverage of excess balances, while the Bank receives reciprocal deposits from other FDIC-insured banks, and helps enhance the Bank’s funding stability by retaining the full amount of the deposits on our balance sheet. To the extent that our deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, FRB discount window, unsecured lines of credit, or other sources.

The Bank maintains liquidity guidelines in the Company’s Liquidity Policy that permits the purchase of brokered deposit funds, in an amount not to exceed 15% of total deposits or 12% of total assets, as a secondary source for funding. At September 30, 2024, we had $300.0 million in brokered deposits, which constituted 2.07% of total deposits and 1.68% of total assets at that date.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations. During the nine months ended September 30, 2024, the Bank paid $155.3 million in dividends to the Corporation.

The Corporation maintains a line of credit of $25.0 million with U.S. Bank that will expire on September 24, 2025. The Corporation anticipates renewing the line of credit upon expiration. This line of credit provides an additional source of liquidity at the Corporation level. At September 30, 2024, the Corporation had no outstanding balances against this line.

During each of the first three quarters of 2024, the Corporation declared a quarterly dividend payment of $0.33 per share. On October 22, 2024, the Company's Board of Directors declared a $0.33 per share dividend, payable on November 12, 2024 to stockholders of record as of November 4, 2024. The Corporation’s Board of Directors periodically reviews whether to declare or pay cash dividends, taking into account, among other things, general business conditions, the Company’s financial results, future prospects, capital requirements, legal and regulatory restrictions, and such other factors as the Corporation’s Board of Directors may deem relevant.

On January 11, 2021, the Company’s Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock, representing approximately 5% of the Company’s issued and outstanding shares of common stock and approximately $150 million of common stock as of December 31, 2020 based on the closing price of the Company’s common stock on December 31, 2020. During the nine months ended September 30, 2024, the Company did not repurchase any shares of common stock. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs. The following schedule summarizes maturities and principal payments due on our contractual obligations, excluding accrued interest:

	September 30, 2024
(Dollars in thousands)	Less than 1 year	More than 1 year	Total
Subordinated debentures	$—	$272,320	$272,320
Certificates of deposit	2,111,860	161,121	2,272,981
Operating leases	15,393	52,219	67,612
Affordable housing partnerships commitment	14,696	18,699	33,395
Total contractual cash obligations	$2,141,949	$504,359	$2,646,308

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

	September 30, 2024
(Dollars in thousands)	Less than 1 year	More than 1 year	Total
Loan commitments to extend credit	$907,258	$426,905	$1,334,163
Standby letters of credit	43,027	—	43,027
Total	$950,285	$426,905	$1,377,190

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

Final comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III,” implemented a requirement for all banking organizations to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital requirements, which fully phased in by January 1, 2019. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At September 30, 2024, the Company and Bank are in compliance with the capital conservation buffer requirement and exceeded the minimum common equity Tier 1, Tier 1, and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.00%, 8.50%, and 10.50%, respectively, and the Bank qualified as “well capitalized” for purposes of the federal bank regulatory prompt corrective action regulations. The regulatory capital ratios of the Company and Bank further strengthened at September 30, 2024 compared to the capital ratios at December 31, 2023.

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

As defined in applicable regulations and set forth in the table below, the Corporation and the Bank continue to exceed the regulatory capital minimum requirements, and the Bank continues to exceed the “well capitalized” standards and the required conservation buffer at the dates indicated:

	Actual	Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer	Minimum Required For Well Capitalized Requirement
September 30, 2024
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	12.19%	4.00%	N/A
Common equity tier 1 capital ratio	16.83%	7.00%	N/A
Tier 1 capital ratio	16.83%	8.50%	N/A
Total capital ratio	20.05%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	13.45%	4.00%	5.00%
Common equity tier 1 capital ratio	18.56%	7.00%	6.50%
Tier 1 capital ratio	18.56%	8.50%	8.00%
Total capital ratio	19.81%	10.50%	10.00%

December 31, 2023
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	11.03%	4.00%	N/A
Common equity tier 1 capital ratio	14.32%	7.00%	N/A
Tier 1 capital ratio	14.32%	8.50%	N/A
Total capital ratio	17.29%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	12.43%	4.00%	5.00%
Common equity tier 1 capital ratio	16.13%	7.00%	6.50%
Tier 1 capital ratio	16.13%	8.50%	8.00%
Total capital ratio	17.23%	10.50%	10.00%

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

The following table shows the projected NII and net interest margin of the Company at September 30, 2024 and December 31, 2023, assuming instantaneous parallel interest rate shifts in the first month of the following quarter:

September 30, 2024
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
300	552,946	30,608	5.9	3.42
200	545,048	22,710	4.3	3.37
100	534,313	11,974	2.3	3.31
Static	522,339	—	—	3.23
-100	505,659	(16,680)	(3.2)	3.13
-200	485,076	(37,262)	(7.1)	3.00
-300	465,771	(56,568)	(10.8)	2.88

December 31, 2023
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
300	667,387	40,063	6.4	3.69
200	656,958	29,634	4.7	3.63
100	643,837	16,513	2.6	3.56
Static	627,324	—	—	3.47
-100	601,798	(25,526)	(4.1)	3.33
-200	569,355	(57,969)	(9.2)	3.15
-300	534,151	(93,173)	(14.9)	2.95

The following table shows the EVE and projected change in the EVE of the Company at September 30, 2024 and December 31, 2023, assuming instantaneous parallel interest rate shifts in the first month of the following quarter:

September 30, 2024
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
300	3,045,139	(255,991)	(7.8)	20.10
200	3,193,225	(107,905)	(3.3)	20.54
100	3,284,230	(16,899)	(0.5)	20.60
Static	3,301,130	—	—	20.20
-100	3,186,479	(114,651)	(3.5)	19.02
-200	2,967,970	(333,160)	(10.1)	17.31
-300	2,663,402	(637,727)	(19.3)	15.19

December 31, 2023
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
300	2,918,718	(236,315)	(7.5)	17.70
200	3,073,927	(81,106)	(2.6)	18.11
100	3,155,901	868	—	18.05
Static	3,155,033	—	—	17.51
-100	3,022,479	(132,554)	(4.2)	16.28
-200	2,785,592	(369,441)	(11.7)	14.57
-300	2,445,055	(709,978)	(22.5)	12.42

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 11, 2021, the Company’s Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock. The stock repurchase program may be limited or terminated at any time without notice. During the third quarter of 2024, the Company did not repurchase any shares of common stock.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the third quarter of 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 to July 31, 2024	—	$—	—	4,245,056
August 1, 2024 to August 31, 2024	—	—	—	4,245,056
September 1, 2024 to September 30, 2024	—	—	—	4,245,056
Total	—		—
Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6.  Exhibits

Exhibit 3.1	Second Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc. (1)
Exhibit 3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (1)
Exhibit 4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (2)
Exhibit 4.2	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the SEC upon request.
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page of Pacific Premier Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (contained in Exhibit 101)

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

PACIFIC PREMIER BANCORP, INC.,

Date:	October 29, 2024	By:	/s/ Steven R. Gardner
Steven R. Gardner
Chairman, Chief Executive Officer, and President
(Principal Executive Officer)

Date:	October 29, 2024	By:	/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)