Form 10-K
period 2024-12-31
PACIFIC PREMIER BANCORP INC
filed 2025-02-28
CIK 1028918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.14 billion and was based upon the closing price per share as reported on the NASDAQ Stock Market as of June 28, 2024, the last business day of the most recently completed second fiscal quarter.

As of February 21, 2025, the Registrant had 96,437,779 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

PART I

ITEM 1.  BUSINESS

Forward-Looking Statements

All references to “we,” “us,” “our,” “Pacific Premier,” or the “Company” mean Pacific Premier Bancorp, Inc. and our consolidated subsidiaries, including Pacific Premier Bank, National Association, our primary operating subsidiary. All references to the “Bank” refer to Pacific Premier Bank, National Association. All references to the “Corporation” refer to Pacific Premier Bancorp, Inc.

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
•Adverse developments in the banking industry, for example the high-profile bank failures in 2023, and the potential impact of such developments on customer confidence, liquidity, and regulatory responses to these developments;
•The effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
•Interest rate, liquidity, economic, market, credit, operational and inflation risks associated with our business, including the speed and predictability of changes in these risks;
•Our ability to attract and retain deposits and to access other sources of liquidity, particularly in a higher interest rate environment, and the quality and composition of our deposits;
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
•The impact of governmental efforts to restructure or modify the U.S. financial regulatory system;
•The impact of changes in the Federal Deposit Insurance Corporation (“FDIC”) insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount;
•Changes in consumer spending, borrowing, and savings habits;
•The effects of concentrations in our loan portfolio, including commercial real estate and the risks of geographic and industry concentrations;
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
•Geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, including the war between Russia and Ukraine, conflicts in the Middle East, and trade tensions, all of which could impact financial markets, business and economic conditions in the U.S. and abroad;
•Public health crises and pandemics and their effects on the economic and business environments in which we operate, including on our credit quality and business operations, as well as the impact on general economic and financial market conditions;
•Cybersecurity threats and the cost of defending against them;
•Uncertainty around, and disruption from, new and emerging technologies, including the adoption and utilization of artificial intelligence (“AI”) and generative AI;
•Climate change, including the enhanced regulatory, compliance, credit, and reputational risks and costs;
•Natural disasters, earthquakes, fires, and severe weather;
•Direct and indirect costs and impacts on clients, the Company, and its employees from the January 2025 Los Angeles County wildfires, including potential adverse changes to the level of our nonperforming assets and charge-offs;
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

GENERAL DEVELOPMENT AND DESCRIPTION OF OUR BUSINESS

Pacific Premier Bancorp, Inc. was incorporated in 1997 in the State of Delaware and is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”). The Corporation’s primary regulator is the Federal Reserve. The Corporation’s wholly-owned subsidiary, Pacific Premier Bank, is a national banking association chartered under the laws of the United States. The Bank is a member of the Federal Reserve System and of the Federal Home Loan Bank of San Francisco (“FHLB”), which is a member bank of the Federal Home Loan Bank System. The Bank’s deposit accounts are insured by the FDIC up to the maximum amount currently allowable under federal law. The Bank is currently subject to examination and regulation by the Office of the Comptroller of the Currency (the “OCC”) and the FDIC.

We organize our business development activities and operations around three categories – commercial banking, non-fiduciary trust services, and consumer banking – and primarily conduct business throughout the Western Region of the U.S., with 58 depository branches located in Arizona, California, Nevada, Oregon, and Washington.

We offer a variety of banking products and services within our targeted markets in the Western U.S. tailored to small- and middle-market businesses and corporations, including the owners and employees of those businesses, professionals, real estate investors/operators, non-profit organizations, and consumers. We have developed nationwide specialty banking products and service offerings for homeowners’ associations (“HOA”) and HOA management companies. We provide commercial real estate escrow and tax-deferred exchange services through our Commerce Escrow division. Our Pacific Premier Trust division provides individual retirement account (“IRA”) custodial and maintenance services and serves as a custodian for self-directed IRAs holding various asset classes.

At December 31, 2024, we had consolidated total assets of $17.90 billion, net loans of $11.86 billion, total deposits of $14.46 billion, and consolidated total stockholders’ equity of $2.96 billion. At December 31, 2024, the Bank was considered a “well capitalized” financial institution for regulatory capital purposes.

Our Strategic Focus

We strive to be an innovative, growth-oriented organization, focused on creating stockholder value through delivering consistent financial performance, developing franchise value, expanding and strengthening client relationships, practicing sound risk management across the enterprise, and effectively and prudently managing capital and liquidity. We have a market presence and a core deposit base in several major metropolitan markets along the Western U.S.

We have been successful in developing what we believe to be a strong and diverse client base through our value-added approach to serving our customer base. Throughout the dynamic and challenging operating environment over the past few years, we have leveraged our relationship-driven banking model to remain in regular contact with our clients, paying particular attention to their rapidly evolving needs and industry dynamics, while seeking opportunities to develop and expand new and existing client relationships.

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

•Organic Growth. We offer a full suite of products and services to a wide range of businesses. Our organic growth initiatives are focused primarily on new and existing small- and middle-market business clients and, to a lesser extent, consumers. Our strategy is to leverage technology, apply our disciplined approach to business development, and provide best-in-class client service to reinforce our relationship-based business banking model and deepen our existing client relationships. We have designed our deposit products, digital banking platform, and treasury management services specifically with these clients in mind.

•Strategic Growth. We have successfully completed 11 acquisitions since 2011, with our most recent acquisition completed in June 2020. Through this strategic growth, we have expanded our customer base into new geographies and have diversified and enhanced the types of products and services we are able to offer, particularly with respect to specialty businesses.

While executing on our growth strategy, we have maintained our focus on prudent liquidity, capital, and enterprise risk management. We also consider factors related to long-term business resilience, including climate-related risks, human capital management, community development, and corporate governance, as part of our broader risk management approach that is described in our Corporate Social Responsibility report available on the Pacific Premier Bancorp, Inc. Investors website at https://investors.ppbi.com. The information contained on our website is not part of this Annual Report on Form 10-K.

Commercial and Specialty Banking

We are committed to a customer-first approach to banking by offering customers a multi-channel solution to meet their depository and treasury management needs. We do this by integrating in-person experiences through client meetings with our relationship bankers and through our branch network, digital channels including online and mobile banking services, and through our call centers to ensure our clients’ banking needs are conveniently and efficiently met. Treasury management products and services are core to our commercial banking business, and we have developed a comprehensive suite of products and services to meet our customers’ needs. We believe this multi-channel approach to managing client relationships and delivering best in class service is a key differentiator for us and will continue to be a focus as we seek to expand the products and services we offer to new and existing clients.

•Commercial Banking. Our Commercial Banking teams are organized geographically and led by experienced regional bankers that have extensive market knowledge along with deep community networks, centers of influence, and business relationships. We offer a broad set of deposit, lending, and cash management services to meet the needs of small business, middle market, and corporate clients in a diverse set of industries throughout the markets we serve.

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

•Pacific Premier Trust. Our Pacific Premier Trust division provides custodial services for clients with alternative assets held in qualified self-directed IRA accounts, including investments in private equity, real estate, notes, marketable securities, and other non-exchange traded assets. Our Pacific Premier Trust division works with self-directed investors, financial institutions, capital raisers, and financial advisors to make tax-advantaged investments in alternative assets.

•Consumer Banking. For more than 20 years, we have focused predominantly on expanding our commercial banking business to create meaningful, long-term value for our clients, while also offering a tailored set of consumer products and services. We believe there are accretive opportunities to leverage our commercial banking relationships to expand the reach of our consumer banking products and services to new consumer clients, including commercial client employees, residents surrounding our 58 branch offices, and other key demographics. We intend to meaningfully deepen the reach of our consumer products and services through more concentrated marketing and outreach efforts by our relationship bankers through our physical branch network.

More recently, due to events unfolding as a result of the devastating January 2025 California wildfires, the Company launched several initiatives in consumer and commercial lending to expand and enhance products and services to support the displaced homeowners and businesses. The fundamental purpose encompassing our “Rebuild LA” initiatives is to quickly provide the necessary financial support to our neighbors in need. As restoration efforts begin, we plan to serve as a primary capital provider to the builders, contractors, and related businesses to rebuild, stabilize, and revitalize our communities.

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

•Online and Mobile Banking. Our online and mobile banking platforms enhance our clients’ ability to efficiently and conveniently manage their accounts and cash management needs by offering features such as mobile check deposit, positive pay dispositioning, wire approval, debit card management, and customized alerts. Additionally, through online and mobile banking, our clients can view both current-day and prior-day balances and activities, transfer funds, review and disposition exceptions, and securely initiate international transactions.

Lending Activities

We offer a full complement of flexible and structured loan products that we tailor to the diverse needs of our clients, which promotes our long-term growth objectives. Our primary lending business continues to focus on small- and medium-sized businesses and corporations through commercial business loans, commercial real estate loans, lines of credit, construction loans, Small Business Administration (“SBA”) loans, and agribusiness loans. During the fourth quarter of 2024, new loan originations increased compared to the first three quarters of 2024, and all four quarters of 2023, which experienced lower new originations due to broader uncertainty in the operating environment during those periods.

The graphic below shows the new loans held for investment originations for each quarter beginning with the fourth quarter of 2022 and ending with the fourth quarter of 2024:

New Loan Commitments Quarterly Trends ($ in millions)
$240
$117
$148
$68
$128
$46
$151
$104
$316
4Q22
1Q23
2Q23
3Q23
4Q23
1Q24
2Q24
3Q24
4Q24
New Loan Commitments

•Commercial and Industrial (“C&I”).  We originate C&I loans secured by various business assets, including inventory, receivables, machinery, and equipment. We have a granular and geographically diverse set of lending relationships. This portfolio includes loans to small- and middle-market businesses across many industries predominantly throughout the Western U.S. Loan types include revolving lines of credit, term loans, seasonal loans, and loans secured by liquid collateral such as cash deposits or marketable securities. To complement our new origination activities, we may selectively purchase and participate in high-quality commercial credit facilities to large corporate borrowers to enhance our loan portfolio. At December 31, 2024, C&I loans totaled $1.49 billion, constituting 12.3% of our loans held for investment. At December 31, 2024, we had $1.32 billion of commitments to extend additional credit on C&I loans.

•Commercial Owner-Occupied Real Estate Lending.  We originate business loans secured by owner-occupied commercial real estate (“CRE”), such as light industrial buildings, mixed-use commercial properties, and small office locations for professional services located in our primary market areas. This portfolio includes loans to businesses located in job centers in a variety of different industries, with emphasis on metro markets and supporting suburbs, with a geography covering California and the Western U.S. These loans are underwritten and analyzed based on the businesses’ cash flows. While real estate secures these loans, real estate cash flows are not the primary source of repayment. At December 31, 2024, we had $2.00 billion of owner-occupied CRE secured loans, constituting 16.6% of our loans held for investment.

•Commercial Non-Owner-Occupied Real Estate Lending.  We originate loans that are secured by investor owned CRE, such as retail centers, small office locations, light industrial buildings, and mixed-use commercial properties located in our primary market areas, which we believe are well-diversified by property type and geography. At December 31, 2024, we had $2.13 billion of non-owner-occupied CRE secured loans, constituting 17.7% of our loans held for investment.

•Multifamily Residential Lending.  We originate loans secured by multifamily residential properties (five units and greater) located in our primary market areas. A key focus for us is workforce housing (Class B and C multifamily properties), versus luxury or high end (Class A) properties. This loan portfolio has consistently produced solid risk-adjusted returns throughout varying economic cycles and these lending relationships consist of seasoned owners of multifamily properties with extensive operating experience. At December 31, 2024, we had $5.33 billion of multifamily real estate secured loans, constituting 44.2% of our loans held for investment.

•Construction and Land Lending.  We originate loans for the construction of for-sale 1-4 family homes, multifamily residences, and CRE properties in our market areas. We occasionally originate land loans located predominantly in California. At December 31, 2024, construction and land loans totaled $379.1 million, constituting 3.1% of our loans held for investment.

•Other Commercial Lending. We provide SBA, U.S. Department of Agriculture (“USDA”), and franchise loans nationwide. We are approved to originate loans under the SBA’s Preferred Lenders Program. Franchise loans are made to experienced owner operators of quick service restaurants and include both C&I and Owner-Occupied CRE loans. At December 31, 2024, franchise loans totaled $469.1 million, constituting 3.9% of our loans held for investment, and SBA loans totaled $80.8 million, constituting less than 1% of our loans held for investment.

•Retail Lending. We originate a limited number of consumer loans (generally for existing banking customers), which consist primarily of home equity lines of credit, small balance personal unsecured loans, and savings account secured loans. To complement our new origination activities, we may selectively purchase single-family residential loans that align with our credit risk profile to support our balance sheet growth objectives. At December 31, 2024, retail loans totaled $188.5 million, constituting 1.6% of our loans held for investment.

Our Loan Portfolio

The graphic below shows the diversification by loan type of our loans held for investment totaling $12.04 billion as of December 31, 2024:

Other Commercial and Business 5%
Multifamily (<10 Units) 8%
Multifamily (11-25 Units) 13%
Multifamily (26-50 Units) 8%
Multifamily (51-100 Units) 8%
Multifamily (101+ Units) 6%
Commercial and industrial 12%
CRE owner-occupied 17%
CRE non-owner occupied 18%
Construction and land 3%
Consumer 2%

Creating Stockholder Value through Strategic Growth

We have a long history of creating value for stockholders through successfully executing acquisitions in a timely and effective manner. We have been able to complete system conversions, branch consolidations, and staffing adjustments efficiently through our transactions. Successful execution of this strategy has allowed us to realize the combined operational synergies and benefits to our organization quickly.

The following chart depicts the increase in our tangible book value per share, which has more than doubled since 2014, reflecting successful execution of our overall growth strategy:

For additional details, see “Non-GAAP measures” presented under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity

Deposits as a Primary Funding Source. Deposits represent our primary source of funds for our lending and investing activities. We have developed a diverse and stable customer base that has an average relationship tenure of 13.3 years as of December 31, 2024. At December 31, 2024, our total commercial and consumer deposits were $14.46 billion. Non-maturity deposits as a percentage of total deposits were 85.4% as of December 31, 2024. Through our commercial banking teams, 58 branches, electronic banking, and call-center delivery channels, we offer a broad array of deposit and treasury management products and services. In addition, we are able to generate deposits through our specialty business lines. Our HOA & Property Banking division oversaw approximately 38,400 client accounts and $2.41 billion in deposits, our Pacific Premier Trust division had $18.16 billion in assets under custody with approximately 31,400 client accounts and $1.09 billion in deposits, and our Commerce Escrow division oversaw approximately $447.2 million in deposits at December 31, 2024. Additionally, we have access to brokered deposits to supplement our deposit levels.

The Bank is a member of the IntraFi Network (“IntraFi”), which offers deposit placement services, including both the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Service (“ICS”) programs, and allows banking customers to access FDIC insurance protection on deposits that exceed the FDIC insurance limit while the Bank receives reciprocal deposits from other FDIC-insured banks. These reciprocal deposit structures offer protection to depositors by fully insuring deposits with other network banks, thereby helping the Bank retain the full amount of the deposits on its balance sheet. It also enhances the Company’s funding stability.

The charts below show our deposit mix as of December 31, 2024 and our average cost of total deposits compared to the average Federal Funds Rate for each quarter beginning with the first quarter of 2022 and ending with the fourth quarter of 2024. This period represents the recent interest rate cycle when the Federal Reserve began increasing the target Federal Funds Rate in March 2022.

Securities Portfolio. A key part of our liquidity management strategy is investing in liquid, highly-rated municipal, mortgage-backed, agency, and U.S. Treasury securities. At December 31, 2024, our available-for-sale (“AFS”) securities totaled $1.68 billion, or 9% of total assets, with an effective duration of 0.9 years consisting primarily of shorter-term U.S. Treasuries and other highly liquid investments with approximately 94% of investments carrying a credit rating of “A1 - A3” or higher. In November 2023, we elected to reposition our AFS securities portfolio by selling $1.26 billion of securities for an after-tax realized loss of $182.3 million. With this transaction, we generated significant liquidity, which in turn, enabled us to reduce our level of higher-cost wholesale funding sources. The securities portfolio repositioning during the fourth quarter of 2023 benefited net interest income and our net interest margin during 2024, while also resulting in capital ratios that remain among the strongest in the industry.

Access to Short-Term Borrowings. We strategically utilize short-term borrowings to manage our liquidity. The Bank maintains a line of credit with the FHLB that provides for advances totaling up to 35% of the Bank’s total assets. In addition, as of December 31, 2024, the Bank has unsecured lines of credit with seven correspondent banks for a total amount of $390.0 million, as well as access through the Federal Reserve Bank’s discount window to borrow $3.84 billion secured by investment securities and qualifying loans. The Corporation also has access to short-term borrowings through a $25.0 million line of credit it maintains with another bank.

Liquidity Position. We have built our organization to be dynamic and adaptable to various operating environments. At different points in an economic cycle, we will enhance our liquidity position when we believe it to be appropriate. Our available liquidity at December 31, 2024, totaled approximately $9.67 billion, consisting of $636 million of on-balance sheet liquidity and $9.03 billion of additional borrowing capacity. We believe we have a well-diversified and granular customer base with low-cost transaction deposits that represents our relationship-based business model. The total liquidity coverage ratio of 1.9x to uninsured and uncollateralized deposits(1) as of December 31, 2024, is depicted below:

(1) Uninsured and uncollateralized deposits are estimated as total uninsured deposits less federally-insured deposits, $765.6 million of collateralized municipal deposits, and $45.0 million of privately insured deposits

Strategically Accessing the Debt Capital Markets. We have a history of strategically and successfully accessing the capital markets to supplement our liquidity and capital. Most recently, in June 2020, the Corporation issued $150.0 million aggregate principal amount of 5.375% fixed-to-floating rate subordinated notes due 2030 in an underwritten public offering. This offering followed the Corporation’s May 2019 issuance of $125.0 million aggregate principal amount of 4.875% fixed-to-floating rate subordinated notes due 2029 in an underwritten public offering. We had an aggregate amount of subordinated indebtedness of approximately $272.4 million as of December 31, 2024.

Capital

Capital Levels. We continue to emphasize a risk management approach to capital management. Given the uncertain environment in the financial services industry since the COVID-19 pandemic, we have made capital accumulation a priority, and as of December 31, 2024, our capital ratios meaningfully increased compared to December 31, 2023 and 2022, ranking at or near the top of the Keefe, Bruyette and Woods (“KBW”) Nasdaq Regional Banking Index.

4Q22
4Q23
4Q24
10.29%
11.03%
12.31%
12.99%
14.32%
17.05%
12.99%
14.32%
17.05%
15.53%
17.29%
20.28%
Tier 1 Leverage Ratio
CET1 Ratio
Tier 1 Ratio
TRBC Ratio

Dividends. In light of our growth over the last two decades, we have enhanced our ability to internally generate capital through our operations. As a result, in January 2019, we announced the initiation of a quarterly cash dividend, which originated at $0.22 per share. Since then, we have increased the quarterly cash dividend amount four times, resulting in an annual cash dividend of $1.32 per share in 2024. In January 2025, the Company announced a quarterly cash dividend of $0.33 per share.

Enterprise Risk Management

We place significant emphasis on risk management as an integral component of our corporate governance and organizational culture, and believe risk management is critical to achieving our strategic goals and objectives.

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

We have adopted a three-line defense model to control risk-taking. Our first line of defense – our business lines and support functions – identifies, assesses, monitors, and manages risks and controls in these areas in accordance with established policies and procedures. Our second line of defense – independent risk management, including ERM, information security, internal loan review, BSA/AML, and compliance functions – oversees the risk management activities of the first line of defense, and provides effective challenge to management’s decisions. Our third line of defense – Internal Audit – provides independent assurance to the Audit Committee of the Board on the design and effectiveness of our internal controls.

Credit Risk Management and Underwriting Standards. We have adopted credit policies that establish guidelines for originating loans, managing our credit-related objectives, risk tolerance and portfolio concentration thresholds, and complying with applicable regulatory and statutory requirements. Through these credit policies, we aim to strike a balance between our credit quality standards and our desire to maintain a prudent level of flexibility for our employees to structure loans that achieve our clients’ objectives. Our credit policies are maintained by Credit Administration, which is led by our Chief Credit Officer. Our credit policies are reviewed by the Board at least annually.

We believe that our commitment to prudent credit risk management and underwriting standards allowed us to successfully navigate various periods of economic volatility. The graphics below show our non-performing assets, past due loans, classified assets, and net charge-offs, each as a percentage of total loans, for the fourth quarter in 2023 and each quarter in 2024.

During the fourth quarter of 2024, the Bank converted to a national banking association, and as such all loans and extensions of credit made by the Bank are subject to the legal lending limits for national banks. The aggregate amount of loans to one borrower may not exceed 15% of the Bank’s capital and surplus, plus an additional 10% of the Bank’s capital and surplus, if the amount that exceeds the Bank’s 15% general limit is fully secured by readily marketable collateral. At December 31, 2024, these loans-to-one-borrower limitations result in a dollar limitation of $375.5 million for the 15% general limit and a maximum dollar limitation of $625.8 million for the 25% combined limit. In order to manage concentration risk, our credit policy maintains an internal lending limit well below these statutory maximums. At December 31, 2024, our largest aggregate outstanding balance of loans to one borrower was $162.2 million, primarily comprised of multifamily loans.

Climate Risk Management

We recognize that certain risks, such as those associated with changing weather patterns and evolving regulatory and market conditions, could impact our business, clients, and communities. We continue to evaluate risks that may affect our operations, including physical risks such as natural disasters or disruptions to infrastructure, as well as risks related to evolving regulations and market conditions. Climate-related risks are integrated into our ERM framework, and the ERM Committee reviews and discusses the results of our enterprise-wide Risk and Control Self-Assessment (“RCSA”), which we use to identify, assess, and report on risk exposures, including our climate-related risks, and the strength of our controls. The Audit Committee oversees disclosures related to these areas in our annual and quarterly reports.

Physical Climate Risk. We are susceptible to losses and disruptions caused by fire (particularly in California, where we have a significant portion of our offices/branches), power shortages, telecommunications failures, water shortages, floods, and other extreme weather conditions. Climate change may contribute to or exacerbate these conditions. Our existing risk management processes, including our business continuity and disaster recovery programs, provide oversight and support for addressing these challenges. These efforts are focused on ensuring resilience and safeguarding our operations, technology, and workspaces.

The severity and frequency of physical climate risk events also can have an adverse impact on our borrowers. Some of these risks are partially addressed through insurance requirements. We assess and manage our exposure to climate-related risks as part of our broader risk management approach and are mindful of evolving market trends with respect to the availability and pricing of important climate risk mitigation tools, including insurance.

Climate-Related Risk Identification, Assessment, and Oversight. Emerging risks are reviewed and addressed through our ERM framework, which helps us identify and monitor exposure across our business. This process informs our decisions and strengthens our overall risk management efforts.

Climate-Related Financial Risk Management. We have established cross-functional climate risk working groups to oversee the Bank’s approach to manage and disclose climate-related risks. These cross-functional teams include representation from the Bank’s credit, finance, and corporate responsibility teams. Their oversight includes monitoring regulatory requirements and compliance efforts for climate-related financial disclosure, such as California’s Climate Corporate Data Accountability Act, Senate Bill 253, and Climate-Related Financial Risk Act, Senate Bill 261.

Human Capital Resource Management

Our culture is embodied in our Success Attributes: Achieve, Communicate, Improve, Integrity, and Urgency. We have managed our organization through significant challenges and delivered strong financial results, while at the same time supporting the well-being of our employees. We believe in the value of teamwork and the power of collaboration. We foster an environment where everyone understands that we need each other to be successful. We value accountability because it is essential to our success, and we accept responsibility to hold ourselves and others accountable for meeting stakeholder commitments and achieving exceptional standards of performance.

We are committed to fostering an inclusive environment where all employees are treated with dignity and respect. We encourage our employees to make meaningful contributions within our Company and communities. We offer career development and training programs to ensure the success of our employees in their professional and personal growth.

Staffing Model. Our goal is to provide our staff with careers instead of jobs. The majority of our staff are regular full-time employees. We also employ a small population of part-time employees. As of December 31, 2024, we had 1,325 full-time equivalent employees.

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

Corporate Social Responsibility

Our Corporate Social Responsibility Program prioritizes community resiliency, business sustainability, and the well-being and development of our people within an integrated operational framework. Oversight of these efforts begins with our Board of Directors. Our Nominating and Governance Committee, composed entirely of independent directors, provides overall guidance, and our full Board receives regular updates on our corporate responsibility efforts, initiatives, and progress as part of our commitment to corporate social responsibility.

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

Stock Information

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol “PPBI.” There are 150 million authorized shares of the Corporation’s common stock, with approximately 96.4 million shares issued and outstanding as of December 31, 2024. The Corporation has an additional 1.0 million authorized shares of preferred stock, none of which has been issued to date.

Website Disclosures

Our executive offices are located at 17901 Von Karman Avenue, Suite 1200, Irvine, California 92614, and our telephone number is (949) 864-8000. Our internet website address is www.ppbi.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, that have been filed with the SEC are available free of charge on our website. Also on our website are our Corporate Social Responsibility report, Code of Business Conduct and Ethics, Share Ownership Policy, Insider Trading and Disclosure Policy, Corporate Governance Policy, and beneficial ownership forms for our executive officers and directors, as well as the charters for our Audit Committee, Compensation Committee, Nominating and Governance Committee, Financial Disclosure Committee, and Enterprise Risk Committee. The information contained on our website or in any websites linked by our website is not a part of this Annual Report on Form 10-K.

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

Under changes made by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), a bank holding company must act as a source of financial and managerial strength to each of its subsidiary banks and commit resources to support each such subsidiary bank. In order to fulfill its obligations as a source of strength, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank. In addition, the Federal Reserve may charge the bank holding company with engaging in unsafe and unsound practices if the bank holding company fails to commit resources to a subsidiary bank or if it undertakes actions that the Federal Reserve believes might jeopardize the bank holding company’s ability to commit resources to such subsidiary bank. The Federal Reserve also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

On December 14, 2024, the Bank converted from a California-chartered state bank to a national banking association, chartered under the laws of the United States and thereby is subject to the supervision, periodic examination, and regulation by the OCC. The OCC has primary supervisory and regulatory authority over the operations of the Bank. The OCC has broad enforcement powers over national banks, such as the Bank, including the power to impose fines and other civil and criminal penalties and to appoint a conservator or receiver if any of a number of conditions are met. The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”), with federal deposit insurance coverage of $250,000 per depositor, per ownership category, for all insured depository institutions (“IDIs”). As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over the Bank as well as all other FDIC insured institutions. If, as a result of an examination of the Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors, and ultimately, request the FDIC terminate the Bank’s deposit insurance.

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

In accordance with SEC rules, securities exchanges have adopted rules mandating, in the case of a restatement, the recovery or “clawback” of excess incentive-based compensation paid to current or former executive officers and requiring listed issuers to disclose any recovery analysis where recovery is triggered by a restatement.

The scope and content of the U.S. banking regulators’ policies on executive compensation may continue to evolve in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain, and motivate its key employees.

Capital Requirements. Bank holding companies and banks are subject to various regulatory capital requirements administered by the Federal Reserve and the OCC. These agencies may establish higher minimum requirements if, for example, a banking organization previously has received special attention or has a high susceptibility to interest rate risk. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items. Under the Dodd-Frank Act, the Federal Reserve must apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Under federal regulations, bank holding companies and banks must meet certain risk-based capital requirements. Basel III requires financial institutions to maintain a minimum “capital conservation buffer” on top of each of the minimum risk-based capital ratios to avoid restrictions on capital distributions such as dividends and equity repurchases and other payments such as discretionary bonuses to executive officers. As the minimum capital conservation buffer fully phased-in on January 1, 2019, Basel III subjects banks to the following risk-based capital requirements:

•a minimum ratio of common equity Tier 1 (“CET1”) to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer, or 7%;
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

The Basel III final framework provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Basel III also includes, as part of the definition of CET1 capital, a requirement that banking institutions include the amount of Accumulated Other Comprehensive Income (“AOCI”), which primarily consists of unrealized gains and losses on AFS securities, which are not required to be treated as other-than-temporary impairment, net of tax, in calculating regulatory capital. Banking institutions had the option to opt out of including AOCI in CET1 capital if they elected to do so in their first regulatory report following January 1, 2015. As permitted by Basel III, the Company and the Bank have elected to exclude AOCI from CET1.

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

We had outstanding subordinated debentures in the aggregate amount of $272.4 million, as of December 31, 2024. Of this amount, $247.4 million qualifies as Tier 2 capital for the Company.

Basel III changed the manner of calculating risk-weighted assets, including revisions to recognition of credit risk mitigation, risk weighting of equity exposures and past due loans, and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan-to-value (“LTV”) and equity components. In particular, loans categorized as high-volatility commercial real estate (“HVCRE”) loans, as defined pursuant to applicable federal regulations, are required to be assigned a 150% risk weighting, and require additional capital support.

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

In addition, the Dodd-Frank Act requires the federal banking agencies to adopt capital requirements that address the risks that an institution’s activities pose to the institution and the public and private stakeholders, including risks arising from certain enumerated activities.

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

In July 2019, the federal bank regulators adopted a final rule that simplifies the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities, and minority interests for banking organizations, such as the Corporation and the Bank, that are not subject to the advanced approaches requirements. The adoption of these regulations and supervisory approaches did not have a material impact on the Corporation’s or the Bank’s capital ratios, earnings, shareholder’s equity, or its ability to pay dividends, effect stock repurchases or pay discretionary bonus to executive officers.

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase-in over a three-year period the Day 1 adverse regulatory capital effects of Current Expected Credit Loss (“CECL”) accounting standard. Additionally, in March 2020, the U.S. federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years to provide regulatory relief to banking organizations to better focus on supporting lending to creditworthy households and businesses in light of then current strains on the U.S. economy as a result of the COVID-19 pandemic. The capital relief in the interim was calibrated to approximate the difference in allowances under CECL relative to the incurred loss methodology for the first two years of the transition period using a 25% scaling factor. The cumulative difference at the end of the second year of the transition period was then phased into regulatory capital at 25% per year over a three-year transition period. The final rule was adopted and became effective in September 2020. The Company implemented the CECL model commencing January 1, 2020 and elected to phase in the full effect of CECL on regulatory capital over the five-year transition period. Accordingly, the Corporation’s and the Bank’s capital ratios as of December 31, 2024 reflect a delay of 25% of the estimated impact of CECL on regulatory capital until fully phased-in on January 1, 2025.

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

As of December 31, 2024, the Bank and Corporation exceeded all regulatory capital requirements and exceeded the minimum CET 1, Tier 1, and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.0%, 8.5%, and 10.5%, respectively. See Note 2 – Regulatory Matters and Capital Requirements of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of the Bank’s and Corporation’s capital ratios.

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

Dividends.  It is the Federal Reserve’s policy that bank holding companies, such as the Corporation, should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to their banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Our annualized common equity cash dividend was $1.32 per share in 2024, consistent with $1.32 per share in 2023. On January 21, 2025, the Corporation's Board of Directors declared a $0.33 per share dividend, payable on February 10, 2025 to stockholders of record on February 3, 2025. The Corporation anticipates that it will continue to pay quarterly cash dividends in the future, although there can be no assurance that payment of such dividends will continue or that they will not be reduced. The payment and amount of future dividends remain within the discretion of the Corporation’s Board of Directors and will depend on the Corporation’s operating results and financial condition, regulatory limitations, economic and operating environment outlook, tax considerations, and other factors. Interest on deposits will be paid prior to payment of dividends on the Corporation’s common stock.

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

The Bank is a legal entity that is separate and distinct from the Corporation. The Corporation’s principal source of cash flow is dividends it receives from the Bank. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Corporation. As a general rule, the amount of a dividend may not exceed, without prior regulatory approval, the sum of net income in the calendar year to date and the retained net earnings of the immediately preceding two calendar years. A depository institution may not pay any dividend if payment would cause the institution to become “undercapitalized” or if it already is “undercapitalized.” The OCC may prevent the payment of a dividend if it determines that the payment would be an unsafe and unsound banking practice. The OCC also has advised that a national bank should generally pay dividends only out of current operating earnings and retained earnings. The Bank also must obtain prior approval from the OCC to pay a cash dividend if the dividend would exceed the sum of current period net income and retained earnings from the past two years, after deducting the following transactions during that period: (i) any dividends previously declared, (ii) extraordinary transfers required by the OCC, and (iii) payments made for the retirement of preferred stock. This calculation is performed on a rolling basis as described in the OCC’s earnings limitation regulations.

FDIC Insurance of Certain Accounts and Regulation by the FDIC.  The Bank is an FDIC insured financial institution whereby the FDIC provides deposit insurance for a standard maximum insurance amount per depositor, per ownership category. The DIF is funded by assessments on IDIs. The Bank, as is true for all FDIC insured banks, is subject to deposit insurance assessments as determined by the FDIC.

Under the FDIC’s risk-based deposit premium assessment system, the assessment rates for an IDI are determined by an assessment rate calculator, which is based on a number of elements that measure the risk each institution poses to the DIF. As a result of the Dodd-Frank Act, the calculated assessment rate is applied to average total consolidated assets less the average tangible equity of the IDI during the assessment period to determine the dollar amount of the quarterly assessment. Under the current system, premiums are assessed quarterly and could increase if, for example, criticized loans and leases and/or other higher risk assets increase or balance sheet liquidity decreases. In addition, the FDIC can impose special assessments in certain instances. Deposit insurance assessments fund the DIF.

Due to the decline in the DIF reserve ratio below the statutory minimum of 1.35% as of June 30, 2020, caused by extraordinary growth in insured deposits during the first and second quarters of 2020, the FDIC established a Restoration Plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. This 2020 plan did not include an increase in the deposit insurance assessment rate. On June 21, 2022, however, the FDIC adopted an Amended Restoration Plan and notice of proposed rulemaking to increase the deposit insurance assessment rates as it was otherwise at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028. In conjunction with the Amended Restoration Plan, the FDIC adopted a final rule on October 18, 2022 that increased the initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023, to improve the likelihood that the reserve ratio would be restored to 1.35% by September 30, 2028. The proposed rule was adopted as final without change.

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

On November 16, 2023, the FDIC adopted a final rule on special assessment to recover the losses to the DIF from the protection of uninsured depositors following the closures of Silicon Valley Bank, Santa Clara, CA, and Signature Bank, New York, NY during March 2023. The assessment base for the special assessment is equal to an IDI’s estimated uninsured deposits, reported for the quarter that ended December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits from the IDI, or for IDIs that are part of a holding company with one or more subsidiary IDIs, at the banking organization level. The FDIC will collect the special assessment at a quarterly rate of approximately 3.36 basis points over eight quarterly assessment periods. The FDIC retains the ability to cease collection early, extend the special assessment collection period, and impose a final shortfall special assessment to collect the difference between actual losses and the amounts collected after the receiverships for Silicon Valley Bank and Signature Bank terminate. The final rule became effective April 1, 2024, with the first collection for the special assessment reflected on the invoice for the first quarterly assessment period of 2024 with a payment date of June 28, 2024. In the fourth quarter of 2023, the Bank accrued $2.1 million in FDIC insurance premium expense related to this assessment.

During 2024, the FDIC made subsequent quarterly updates to the special assessment and its estimate of the DIF’s losses. The FDIC also projected that the special assessment would be collected for an additional two quarters beyond the initial eight-quarter collection period, at an estimated quarterly rate of 1.69 basis points s as of September 2024. As a result, an additional $261,000 of FDIC special assessment was recorded in 2024.

Based on the current FDIC insurance assessment methodology, our FDIC insurance premium expense was $8.4 million for 2024, $11.4 million for 2023, and $5.8 million for 2022.

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

On October 24, 2023, the federal regulatory agencies jointly issued a final rule to strengthen and modernize regulations implementing the CRA. On March 29, 2024, the federal court paused the enforcement of the new rules in response to a lawsuit filed by several trade groups. We will continue to monitor the litigation until resolved. We have also begun efforts to evaluate the impact of the new rule and to develop a strategy to ensure compliance.

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

USA PATRIOT Act.  Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, commonly referred to as the “USA Patriot Act” or the “Patriot Act,” financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations, and money launderers. The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security, or anti-money laundering legislation or regulation cannot be predicted with certainty.

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

Privacy and Cybersecurity Regulations. Our businesses are subject to numerous laws and regulations relating to the privacy of information regarding clients, employees and others. These include, but are not limited to, the Gramm-Leach-Bliley Act (“GLB Act”) and the California Consumer Privacy Act of 2018 (the “CCPA”), as amended by the California Privacy Rights Act of 2020. Generally, privacy laws impose obligations with regard to the collection, use and disclosure of personal information and require public disclosure of privacy practices. Some privacy laws offer individuals certain rights about how their personal information is processed, provide for significant penalties for non-compliance, and, under certain circumstances, impose requirements for transfers of personal data across national borders. Under federal law and state laws, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, a financial institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure.

Federal and State Taxation

The Corporation and the Bank report their income on a consolidated basis using the accrual method of accounting and are subject to federal and state income taxation in the same manner as other corporations with some exceptions. For 2024, 2023, and 2022, the Company was subject to a federal income tax rate of 21.00%. State income tax rates the Company is subject to varies, based on jurisdiction. Most of the Company’s state apportionment is attributable to California, which has an income tax rate of 10.84%. The Company’s statute of limitations related to the consolidated Federal income tax returns is closed for all tax years up to and including 2020. The expirations of the statutes of limitations related to the various state income and franchise tax returns vary by state.

ITEM 1A.  RISK FACTORS

Ownership of our common stock involves certain risks. The risks and uncertainties described below are not the only ones we face. You should carefully consider the risks described below, as well as all other information contained in this Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition, and/or results of operations could be materially and adversely affected.

GENERAL ECONOMIC AND MARKET CONDITIONS RISKS

The economic environment could pose significant challenges for the Company and could adversely affect our financial condition and results of operations.

Our financial condition and results of operations are dependent on the U.S. economy, generally, and markets we serve, specifically. We primarily serve markets in California, and major metropolitan areas in Washington, Oregon, Arizona, and Nevada, though certain of our products and services are offered nationwide. Financial stress on our customers as a result of an uncertain future economic environment could have an adverse effect on the Company’s customers and their ability to maintain their deposits and/or repay their loans, which could adversely affect the Company’s business, financial condition, and results of operations. A weakening of these conditions in the markets in which we operate would likely have an adverse effect on us and others in the financial institutions industry. For example, a deterioration in economic conditions in our markets could drive losses beyond that which is provided for in our allowance for credit losses. We may also face the following risks in connection with these events:

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

Although inflation levels moved closer to the Federal Open Market Committee’s (“FOMC”) target rate of 2% in 2024, as of December 31, 2024, inflation rates remained elevated above the target rate. To the extent inflation persists, it poses risk to the economy overall, and could pose direct or indirect challenges to our clients and to our business. Elevated inflation can impact our business customers through loss of purchasing power for their customers, leading to lower sales. Elevated inflation can also increase input and inventory costs for our customers, forcing them to raise their prices or lower their profitability. Supply chain disruption, also leading to inflation, can delay our customers’ shipping ability, or timing on receiving inputs for their production or inventory. Inflation can lead to higher wages for our business customers, increasing costs. All of these inflationary risks for our business customer base can be financially detrimental, leading to increased likelihood that the customer may become delinquent or otherwise default on a loan. To the extent such conditions exist or worsen, we could experience adverse effects on our business, financial condition, and results of operations.

Financial markets may be adversely affected by the current or anticipated impact of military conflict, other geopolitical risk, and trade tensions. Military conflicts include military actions or potential military actions between Russia and Ukraine, war and conflicts in the Middle East, tension between China and Taiwan, and terrorism. Geopolitical risk is generally rising, with shipping incidents in the Red Sea causing losses and disruption to commercial shipping routes. In addition, trade tensions between the U.S. and any of its significant trading partners, including China, Canada and Mexico, increases economic uncertainty.

Adverse economic conditions in California, Washington, Oregon, Arizona, and/or Nevada, may cause us to suffer higher default rates on our loans and reduce the value of the assets we hold as collateral.

Although we do provide products and services nation-wide, our business activities and credit exposure are concentrated in California, and to a lesser extent the Western U.S., including Washington, Oregon, Arizona, and Nevada. Difficult economic conditions in these markets may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. In addition, demand for our products and services may decline. Declines in the real estate market could hurt our business because if real estate values were to decline, the collateral for our loans would provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans. The majority of our loans, approximately 61% of the aggregate outstanding balance as of December 31, 2024, are secured, at least in part, by real estate located within California.

While customer confidence in the banking system has improved considerably since the regional banking crisis in the first half of 2023, risk related to disintermediation and uninsured deposits remain, and could continue to have a material effect on the Company’s operations and/or stock price.

The high-profile bank failures in the first half of 2023 generated significant market volatility among publicly-traded bank holding companies and, in particular, regional banks like Pacific Premier. The industry has stabilized since these failures and the customer confidence in the safety and soundness of smaller regional banks has improved considerably. Nevertheless, risks remain that customers may choose to invest in higher yielding and higher-rated short-term fixed income securities or maintain deposits with larger more systematically important financial institutions, or shift their deposits into higher-cost products that we offer, all of which could materially and adversely impact our liquidity, loan funding capacity, net interest margin, capital, and results of operations. In addition, we may need to increase our interest rates to avoid deposit attrition, and funding costs may also increase if deposits lost are replaced with wholesale funding. The bank failures in the first half of 2023 highlighted the speed at which deposits can be moved in the digital economy. The banking operating environments and public trading prices of banking institutions can be highly correlated, in particular during times of stress, which could adversely impact the trading prices of our common stock and potentially, our results of operations. Separately, banking regulators have announced a more stringent supervisory posture after the bank failures.

Health crises have in the past, and could in the future, materially and adversely affect our business and our customers, counterparties, employees, and third-party service providers.

Pandemics, epidemics, or other health crises, including COVID-19, have had and could have repercussions that could impact household, business, economic, and market conditions, including in California and the Western U.S. where we conduct most of our business. These events have caused and could in the future, cause us to implement measures to combat such health crises, including restrictions impacting our current and potential investors and customers, and the manner in which business continues to operate. Additionally, our operations may be impacted by the need to close certain offices and limit how customers conduct business through our branch network. Health crises could impact our business, capital, liquidity, financial position, results of operations, and business prospects due to the potential effect on our customers, employees, and third-party service providers. In addition, health crises can lead to lingering impacts on economies and markets. For example, the unprecedented extent of economic stimulus during the COVID-19 pandemic caused and/or exacerbated inflationary pressures.

MARKET RISKS

Interest rate changes, which are beyond our control, could harm our profitability.

Our profitability depends to a large extent upon net interest income, which is the difference between interest income and dividends we earn on interest-earning assets, such as loans and investments, and interest expense we pay on interest-bearing liabilities, such as deposits and borrowings. Any change in general market interest rates, whether as a result of changes in the monetary policy of the Federal Reserve or otherwise, may have a significant effect on net interest income and prepayments on our loans. Beginning in early 2022, in response to growing signs of inflation, the FOMC increased interest rates rapidly, causing the federal funds rate to reach a 22-year high at a range of 5.25% to 5.5%. Although the FOMC reduced its benchmark rates by 100 basis points during the final four months of 2024, the inflationary outlook in the U.S. remains uncertain due to the risk of an uptick in the inflationary trend. Furthermore, the low unemployment rate will challenge the FOMC to maintain short-term borrowing cost elevated in 2025. Rapid changes in interest rates make it more difficult for us to balance our loan and deposit portfolios, which may adversely affect our results of operations by, for example, reducing asset yields or spreads, creating operating issues, or having other adverse impacts on our business. Elevated interest rates increase the borrowing costs of our customers, making it more difficult for them to repay their loans or other obligations. High interest rates may also push down asset prices and weaken economic activity. While we currently anticipate that there will be further decreases in the target federal funds rate in 2025, the pace of rate cuts remains uncertain. However, inflationary pressures remain a key concern, and the specific timing and extent of interest rate cuts is important, as higher rates continue to pressure asset valuations and dampen demand for loans. If interest rates remain elevated or increase, or if the long end of the yield curve rises despite decreases to the target federal funds rate, the increase in rates could continue to constrain our interest rate spread and adversely affect our business forecasts. More broadly, changes in levels of market interest rates could materially and adversely affect our financial condition, loan origination volumes, net interest margin, results of operations, and profitability. Changes in interest rates also have a significant impact on the carrying value of certain of our assets, including loans, real estate, and investment securities, on our balance sheet.

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

The Company’s modeling of its sensitivity to changes in interest rates remains low in a rising interest rate environment and low-to-moderate in a falling rate environment based on the current profile of the Company’s loan portfolio and deposits. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk. If the interest rates on our loans increase comparably faster than the interest rate on our interest-bearing demand deposits, money market, and savings deposits, our core deposit balances may decrease as customers use those funds to repay higher cost loans. In addition, if we need to offer additional interest-bearing demand deposit products or higher interest rates on our current interest-bearing demand, money market, or savings deposit accounts in order to maintain current customers or attract new customers, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer competitive rates sufficient to retain these accounts, our core deposits may decrease, which would require us to seek alternative, higher cost funding sources or risk slowing our future asset growth. In these circumstances, our net interest income may decrease, which may adversely affect our financial condition and results of operations. As interest rates rise, our existing customers who have adjustable rate loans may see their loan payments increase and, as a result, may experience difficulty repaying those loans, which in turn could lead to higher losses for us. Increasing delinquencies, nonaccrual loans, and defaults lead to higher loan loss provisions, and potentially greater eventual losses that would lower our current profitability and capital ratios.

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

At December 31, 2024, $1.68 billion of our securities were classified as AFS with an aggregate net unrealized loss of $17.2 million. We increase or decrease stockholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our AFS securities portfolio, net of the related tax, under the category of accumulated other comprehensive income (loss). Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, book value per common share, and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the case of equity securities, which have no stated maturity, the declines in fair value may or may not be recovered over time.

At December 31, 2024, we had stock holdings of $17.3 million in the FHLB, $75.6 million in FRB stock, and $4.7 million in other stock. The stock held by us is evaluated for impairment under applicable accounting standards. In 2024, we did not recognize an impairment charge related to our stock holdings. There can be no assurance that future negative changes to the financial condition of the issuers may require us to recognize an impairment charge with respect to such stock holdings.

CREDIT RISKS

We may suffer losses in our loan portfolio, and those losses may exceed our allowance for credit losses.

Our total nonperforming assets amounted to $28.9 million, or 0.16% of our total assets, at December 31, 2024. We had $20.4 million of net loan charge-offs and reported a provision expense for loans losses of $6.2 million in 2024. If increases in our nonperforming assets occur in the future, our net loan charge-offs and/or provision for credit losses may also increase, which may have an adverse effect upon our financial condition and results of operations.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices.

These practices generally include assessing business and guarantor capacity, obtaining full and/or partial personal guarantees from borrowers, analyzing a borrower’s history and future prospects as well as available cash flow and cash flow projections (when appropriate), obtaining a valuation of collateral based on reports of independent appraisers, and other metrics. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria but subsequently deteriorate, and these losses may exceed the amounts set aside as reserves in our ACL under the CECL methodology.

We estimate credit losses using the CECL methodology, which incorporates the use of and is reliant upon reasonable and supportable forecasts of economic conditions and variables. As of December 31, 2024, economic variables that have significant influence in the model for determining ACL include, without limitation: changes in the U.S. unemployment rate, U.S. real GDP growth, CRE prices, and interest rates. Changes in one or more of these economic variables could have an impact on our ACL determination. Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates. Because the CECL methodology is more dependent on future economic forecasts, assumptions, and models than methods of reserving for loan losses under the previous accounting standards, it may result in increases and add volatility to our ACL and future provisions for loan losses. The forecasts, assumptions, and models required by CECL are based upon third-party forecasts, subject to management’s review and adjustment in light of information currently available. Although we maintain an ACL at a level that we believe is adequate to absorb future expected credit losses under the CECL methodology, our ACL may not be adequate to absorb actual credit losses. Changes in economic, operating, and other conditions, including a sharp decline in real estate values as well as lower or higher interest rates (or a persistently higher-for-longer interest rate environment), which are beyond our control, may cause our actual loan losses to exceed our current allowance estimates, which could adversely affect our financial condition and results of operations.

In addition, the OCC, as part of its supervisory function, periodically reviews our credit loss reserves. The OCC may require us to increase our provision for loan losses or to recognize further loan losses, based on its judgment, which may be different from that of our management and could adversely affect our financial condition and results of operations.

Concentrations within our loan portfolio could result in increased credit risk in a challenging economy. For example, our focus on commercial lending and the concentration on small- and middle-market business customers, who can have heightened vulnerability to economic conditions.

While our loan portfolio is diversified across business sectors, it is concentrated in CRE and commercial business loans. To the extent loans are concentrated by loan type, collateral, or location of borrower or property, we may have higher credit risk, or experience higher credit losses. As of December 31, 2024, our investor and business loans secured by real estate, including multifamily and CRE loans, amounted to $10.16 billion, or 84.3% of our total loan portfolio, and our commercial business loans amounted to $1.71 billion, or 14.2% of our total loan portfolio. At such date, our largest outstanding C&I loan balance was $51.1 million, and our largest outstanding CRE loan balance was $87.1 million. CRE and commercial business loans are in some respects considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. CRE and commercial business loans involve risks because the borrowers’ abilities to repay the loans typically depend primarily on the successful operation of the businesses or the properties securing the loans.

Most of the Company’s commercial business loans are made to small- or middle-market business customers who may have a heightened vulnerability to economic conditions. CRE valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates, and in many cases, the results of operations of businesses and other occupants of the real property. Related to this, elevated interest rates may make it more difficult for borrowers to refinance maturing loans. Deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which may increase our nonperforming assets, net loan charge-offs, and/or our provision for credit losses. Rent control regulations and increases in vacancy rates in commercial properties can impact the value of commercial real estate. In addition, as part of our proactive approach to credit risk management, we may determine to sell deteriorating loans at a discount. Increases in our nonperforming assets, net loan charge-offs, provision for credit losses, and/or the sale of deteriorating loans, in each case in our commercial business and/or CRE loan portfolios, may adversely affect our financial condition and results of operations.

In addition, banking regulators are examining CRE lending activity with increasingly heightened scrutiny and may require banks with higher levels of CRE loans to implement more stringent underwriting, internal controls, risk management policies, and portfolio stress testing. Because a significant portion of our loan portfolio is comprised of CRE loans, the banking regulators may require us to maintain higher levels of capital than we would otherwise be expected to maintain, which could impact our business strategy, financial condition, and results of operations.

LIQUIDITY AND CAPITAL RISKS

We are subject to liquidity risk, which could adversely affect our financial condition and results of operations.
Effective liquidity management is essential for the operation of our business. Although we have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, an inability to raise funds through deposits, borrowings, the sales of investment securities and other sources, or the inability to effectively manage concentrations of funding sources, could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market disruption, a decrease in the borrowing capacity assigned to our pledged assets by our secured creditors, or adverse regulatory action against us. Deterioration in economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit our access to some of our customary sources of liquidity, including, but not limited to, inter-bank borrowings and borrowings from the Federal Reserve and FHLB. Our ability to acquire deposits or borrow, and the possibility of deposit outflows, could also be impaired by various stress environments and other factors that are not specific to us, including a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry generally as a result of conditions faced by banking organizations in the domestic and international credit markets. Other factors, for example a cybersecurity breach that is specific to us, could also impair our ability to acquire or retain deposits.

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

We cannot provide any assurance that access to such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers or counterparties participating in the capital markets, may materially and adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. The inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition, and results of operations.

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

We collect, process and store the sensitive, nonpublic, and/or confidential data or information of our customers, employees and third-party service providers, including our own proprietary information in the ordinary course of business. As such, we recognize the importance of managing data privacy risks on an enterprise-wide basis to protect and maintain the security and confidentiality of the sensitive information entrusted to us. In order to effectively monitor data privacy and information security risks, we must be able to identify, measure and control the risks associated with the entire lifecycle of our information assets; from collection, to storage, to disclosure, to destruction. Under our information security program, we have established a robust set of preventive, detective, and administrative safeguards and security controls. These controls are intended to prevent unauthorized access to or use of our sensitive information, cyber-attacks by hackers, or breaches due to employee error or misconduct, or other disruptions such as computer viruses, malicious software, ransomware, phishing schemes, fraud activities, and hardware or software failures.

The legal, regulatory, and threat landscape surrounding information security, cybersecurity, and data privacy is dynamic, increasingly demanding, and challenging. Increases in data security breaches have led to an expansion of federal and state laws regulating privacy and the collection, use, processing, disclosure, and security of sensitive information. The growth in interstate data flow, together with new privacy and data security-related statutes and regulations, heightens the risk of privacy violations and creates compliance challenges. In order to mitigate and control these risks and challenges, we monitor the progress of pending federal and state legislation that, if passed, would materially alter federal and state privacy or data protection practices and requirements applicable to us.

Cybersecurity and the continued development and enhancement of controls, processes, and practices designed to protect systems, computers, software, data, customer information, and networks against the threat of security breaches, fraud, cyber-attacks, ransomware, social engineering, and computer malware attacks, damage, or unauthorized access remain a priority for us. As risks associated with cybersecurity threats constantly evolve, including as a result of artificial intelligence (“AI”), and become more sophisticated the costs to enhance, modify, and refine our protective measures against these evolving threats and to respond to such threats may increase.

Our risk and exposure of cyber threats to our information systems, as well as those of our third-party vendors, remain heightened because of, among other things, the evolving nature of these threats, the continuation of remote and/or hybrid work environments for our employees and service providers, and our plans to continue to implement and expand digital banking services, expand operations, and use third-party information systems that include cloud-based infrastructure, platforms, and software. In addition, as geopolitical tensions rise, the threat of state-sponsored cyber-attacks on the U.S.and its financial services sector has increased. The measures we implement to reduce and mitigate these risks may not always be effective, and there can be no assurance that our efforts will prevent breakdowns, intrusions, incidents, or breaches of our or our third-party vendors’ information systems. Security breaches, cybersecurity incidents, or loss of information may result in business interruptions, exposure of proprietary or confidential information, data corruption, fines and penalties, potential liabilities from regulatory or third-party investigations, litigation costs, remediation costs, diversion of management attention, and the negative impact on our reputation and loss of clients’ confidence.

In addition, our customers and third-party service providers rely on technology and systems unmanaged by us, such as networking devices, server infrastructure, personal computers, smartphones, tablets, and other mobile devices, to contact and conduct business with us. If the devices of our customers and/or third-party service providers become the target of a cyber-attack, or security breach, it may result in business interruptions or unauthorized access to, misuse of, or loss of the sensitive information of, employees, or third-party service providers. Threat actors using improperly obtained personal or financial information of consumers can attempt to obtain loans, lines of credit, or other financial products or services, or attempt to fraudulently persuade our employees, customers, or other users of our systems to disclose sensitive information to gain access to our information assets and/or information systems.

We also face additional costs when our customers become the victims of cyber-attacks, which may include phishing scams, providing cybercriminals access to their accounts, or credit or debit card information. In these situations, we incur costs to replace compromised cards and address fraudulent transactions affecting our customers. The occurrence of any of the foregoing risks could result in a reduced ability to operate our business, additional costs, potential liability, and reputational harm, any of which could adversely affect our business, financial condition, and results of operations.

We rely on other companies to provide key components of our business infrastructure.

We rely on certain third parties to provide products and services necessary to maintain day-to-day operations, such as data processing and storage, recording and monitoring transactions, online banking interfaces and services, internet connections, telecommunications, and network access. We have a vendor risk management program, which helps us carefully select and monitor the performance of third parties in a number of key areas, including financial review, core systems, insurance coverage, information technology, data and cyber security, and privacy. We provide each vendor with a copy of our Vendor Code of Conduct, establishing our ethical business practice expectations. In addition, we review SOC1 assessments, which evaluate the financial reporting internal controls and processes of a service organization, for our vendors where applicable. Notwithstanding our vendor risk management program, we do not control the actions of our third-party vendors. Further, we do not control the actions of indirect vendors, meaning vendors who provide services to our vendors, and opportunities to perform due diligence or exert influence on such indirect vendors are inherently limited since we have no direct contractual relationship with them. The failure of a third-party to perform in accordance with the contracted arrangements for any reason could disrupt our operations, which could have a material adverse effect on our business, financial condition, and results of operations. Replacing these third parties could also create significant delays and expenses. Accordingly, using such third parties introduces additional risks to our business operations.

The development and use of AI presents risks and challenges that may adversely impact our business.

We or our third-party (or more indirect, e.g. fourth-party) vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. We have adopted an AI Policy that, among other things, prohibits the use of generative AI in our day-to-day operations. Nevertheless, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models. AI models, particularly generative AI models, may produce output or take action that is incorrect, include unauthorized material in the training data for their models, result in the release of private, confidential, or proprietary information, reflect biases included in the data on which they are trained, infringe on the intellectual property rights of others, or are otherwise harmful. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures. In addition, the complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. In addition to our use of AI technologies, we are exposed to risks arising from the use of AI technologies by bad actors to commit fraud and misappropriate funds and to facilitate cyberattacks.

The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance.

A natural or man-made disaster or recurring energy shortage, especially in California, could harm our business.

We are based in Irvine, California and, as of December 31, 2024, approximately 61% of the aggregate outstanding balance of our loans was tied to businesses or secured at least in part by real estate located in California. In addition, the computer systems that operate our internal computer network, our internet websites, and some of their back-up systems are located in Atlanta, Georgia and Las Vegas, Nevada. Historically, California has been vulnerable to natural disasters, such as earthquakes, wildfires, floods, mudslides, and droughts. For example, the California wildfires in Los Angeles County in January 2025 destroyed considerable commercial and residential properties, impacting the businesses and lives of clients, employees and other stakeholders. Direct and indirect costs and impacts from wildfires may include potential adverse changes to the level of our nonperforming assets and charge-offs.

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

The Company’s business, as well as the operations and activities of our clients, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to the Company and its clients, and these risks may increase over time. Climate change presents multi-faceted risks, including: operational risk from the physical effects of climate events on the Company and its clients’ facilities and other assets; credit risk from borrowers with significant exposure to climate risk; transition risks associated with the transition to a less carbon-dependent economy; and reputational risk from stakeholder concerns about our practices related to climate change, the Company’s carbon footprint, and the Company’s business relationships with clients and vendors who operate in carbon-intensive industries.

In addition, California remains at the forefront of climate-related disclosure regulations, including the Climate-Related Financial Risk Act (SB 261), as amended by California Senate Bill 219. While these laws are currently subject to legal challenge and the extent to which these laws may be pre-empted by federal law is uncertain, in the absence of federal preemption the Climate-Related Financial Act would apply to us beginning in 2026 with disclosures based on 2025 data. Related compliance costs represent hard costs beyond current regulatory costs and would also involve the cost of management and personnel resources. In addition, we have multiple stakeholders, among them stockholders, customers, federal and state regulatory authorities, and political entities, who often have differing, and sometimes conflicting, priorities and expectations regarding environmental, social and governance issues. For instance, we operate extensively in California, which is at the forefront of requiring climate-related disclosures, but we also operate in states throughout the country, and there is an increasing number of state-level anti-ESG initiatives.

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

Our operations are subject to various laws and regulations, as well as regulatory oversight by various federal and state authorities. Federal and state banking regulators have significant discretion and authority to prevent or remedy what they perceive to be unsafe or unsound practices or violations of laws or regulations by financial institutions and bank holding companies in the performance of their supervisory and enforcement duties. After the regional bank failures in 2023, we and other financial institutions have become subject to increasing scrutiny and a more stringent supervisory posture, with increased operational costs and diversion of management’s time. The financial services industry also continues to face a stricter and more aggressive enforcement of laws at federal and state levels over recent years, particularly with regard to practices that may harm (or appear to harm) consumers under regulations such as Unfair, Deceptive, or Abusive Acts or Practices (UDAAPs). This heightened regulatory focus brings other meaningful risks to us and smaller regional banks that are being held to higher standards than in the past, and will need to expend greater management time and resources to adequately satisfy those standards. The more stringent regulatory environment could have a negative impact on our financial condition and results of operations. Additionally, in order to conduct certain activities, including acquisitions, we are required to obtain regulatory approval. There is no assurance that any required approvals will be obtained, or obtained without conditions, or on a timeframe acceptable to the Company.

The laws, rules, and regulations applicable to us are subject to regular modification and change. Regulations affecting banks and other financial institutions, such as the Dodd-Frank Act, are continuously reviewed and change frequently. The ultimate effect of such changes cannot be predicted. Compliance with such regulations and laws may increase our costs and limit our ability to pursue business opportunities. Further, personnel changes in elected and appointed government leaders and officials, may result in an evolving regulatory agenda, which could increase or change bank regulation and associated costs of regulatory compliance, and introduce new risks, complexities, and uncertainties. Laws, rules, and regulations may be proposed or adopted in the future, which could (i) make compliance much more difficult or expensive, (ii) restrict our ability to originate, modify, broker, or sell loans or accept certain deposits, (iii) restrict our ability to collect on defaulted loans or foreclose on property securing loans, (iv) further limit or restrict the amount of commissions, interest, or other charges earned on loans originated or sold by us, or (v) otherwise materially and adversely affect our business or prospects for business. These risks could affect our deposit acquisition and the performance and value of our loan and investment securities portfolios, which could negatively affect our financial condition and results of operations.
On December 14, 2024 the Bank converted from a California state-chartered bank to a national banking association. While we are already accustomed to federal regulatory requirements, this conversion to a national banking association could pose some regulatory transition risk. The Corporation remains subject to supervision by the Federal Reserve Bank (“FRB”). Regulatory agencies, including the OCC, FRB, and the CFPB, periodically monitor and conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, a regulatory agency was to determine in its discretion that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of our operations had become unsatisfactory, or that the Company or its management was in violation of any law or regulation, it could take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against the Bank or our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, our business, financial condition, results of operations, and reputation may be negatively impacted.

Regulations relating to privacy, information security, and data protection could increase our costs, affect or limit how we collect and use personal information, and adversely affect our business opportunities.

We are subject to a dynamic regulatory landscape with evolving laws and regulations governing privacy, information security, and data protection, including the Gramm-Leach-Bliley Act. Compliance with these requirements includes, among other things, privacy disclosure processes and maintenance of a robust information security program with stringent controls. The intricate nature of these laws and their constant evolution introduces the potential for change, which could lead us to incur substantial costs and have a significant impact on our current and planned privacy, data protection, and information security-related practices.

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

Our regulators also hold us responsible for privacy and data protection obligations performed by our third-party service providers while providing services to us, as well as disclosures and notifications during a cyber or information security incident. The introduction of new laws or modification of existing laws not only increase our costs of compliance but also present challenges to our privacy-related enforcement activities and business operations. This may be in the form of increased technology costs and/or potential income reduction and could restrict our ability to provide certain products and services. Our failure to comply with privacy, data protection, and information security laws could trigger significant regulatory or governmental investigations and we can be liable for associated investigatory expense, litigation costs, fines, sanctions, and damage to our reputation. Such outcomes could have material adverse effects on our business, financial condition, and results of operations.

RISKS RELATED TO COMPETITION

Our ability to attract and retain qualified employees is critical to our success.

Our employees are our most important resource. Competition for qualified personnel is intense in many areas of the financial services industry. We endeavor to attract talented and diverse new employees and retain and motivate our existing employees to assist in executing our growth, acquisition, and business strategies. We seek to retain proven, experienced senior employees with superior talent, augmented from time to time by external hires, to provide continuity and succession within our executive management team. Our ability to compete effectively depends on our ability to attract new employees and retain and motivate employees, while managing compensation and other costs. Losses or changes in our current executive officers or other key personnel, or the inability to recruit, retain, and develop leadership effectively, could materially and adversely affect our financial condition and results of operations.

We face strong competition from financial services companies and other companies that offer banking services, which could materially and adversely affect our business.

The financial services industry has become even more competitive as a result of legislative, regulatory, and technological changes and continued banking consolidation, which may increase in connection with current economic, market, and political conditions. We face substantial competition in all phases of our operations from a variety of competitors, including national banks, regional and community banks, and financial technology (or "fintech") companies. We also face a growing risk associated with disintermediation, as more clients and prospective clients invest directly in U.S. Treasury securities, which carry high rates of return in the current environment and are considered as safe if not safer than FDIC-insured deposits. In addition, we compete against institutions that offer money market mutual funds, including funds that maintain a large percentage of their holdings in U.S. Treasury securities, offering relative safety at higher interest rates to customers. With the rise of U.S. Treasury rates, we have been competing directly with U.S. Treasury securities and the investment funds that emphasize them.

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

The financial services industry, including the banking sector, is undergoing rapid technological change due to changes in customer behavior, competition, and the legal and regulatory framework, and we may not be able to compete effectively due to these changes.

The financial services industry experiences continuous technological change with frequent introductions of new technology-driven products and services, including as a result of AI. The effective use of technology increases efficiency and enables financial institutions to serve customers better and reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, and create additional efficiencies in our operations. Many of our competitors, however, have substantially greater resources to invest in technological improvements or are technology-focused start-ups with internally developed cloud-native systems that offer improved user interfaces and experiences. We may not be able to effectively bring to market new technology-driven products and services at the same speed as certain competitors or fintech firms, or be as successful in marketing these products and services to our customers. In addition, we depend on internal and outsourced technology to support all aspects of our business operations. Interruption or failure of these systems creates a risk of business loss due to adverse customer experiences possibly diminishing our reputation, damage claims, or civil fines. Failure to keep pace with technological change affecting the financial services industry or implement core processing strategies successfully could adversely impact our business and, in turn, our financial condition and the results of our operations.

Changes in the legal and regulatory framework under which we operate require us to update our information systems to ensure compliance. Our need to review and evaluate the impact of ongoing rule proposals, final rules and implementation guidance from regulators further complicates developing and implementing new information systems for our business. Also, recent regulatory guidance has focused on the need for financial institutions to perform increased due diligence and ongoing monitoring of third-party vendor relationships, thus increasing the scope of management involvement and decreasing the efficiency otherwise resulting from our relationships with third-party technology providers. Given the significant number of ongoing regulatory reform initiatives, we may incur higher than expected information technology costs to comply with current and impending regulations.

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

Historically, we have utilized equity securities as a substantial portion of the transaction consideration in our acquisitions. Future mergers or acquisitions, if any, may involve cash, debt or equity securities as transaction consideration. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some possible dilution of our stock’s tangible book value and net income per common share may occur in connection with any future transaction. We may not be able to consummate, or if consummated, successfully integrate any future acquisitions, or we may incur disruptions or unexpected expenses in integrating such acquisitions. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from pending or future acquisitions could have a material adverse effect on our financial condition and results of operations.

Changes in the value of goodwill and intangible assets could reduce our earnings.

When the Company acquires a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill is determined by the excess of the purchase price over the fair value of the net identifiable assets acquired. As of December 31, 2024, the Company had approximately $933.5 million of goodwill and intangible assets, which includes goodwill of $901.3 million resulting from the acquisitions the Company has consummated since 2011. The Company accounts for goodwill and intangible assets in accordance with accounting principles generally accepted in the U.S. (“GAAP”), which requires goodwill be tested for impairment at least annually, at the reporting unit level, or more frequently if events and circumstances lead management to believe the value of goodwill may be impaired. GAAP also requires that intangible assets other than goodwill be tested for impairment when events and circumstances indicate that their carrying value may not be recoverable.

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

We rely on quantitative models to measure risks and to estimate certain financial values. We use models in such processes as measuring interest rate and other market risks, predicting or estimating losses, and assessing capital adequacy, as well as to estimate the value of financial instruments and balance sheet items. Inadequately designed or implemented models present the risk that our business decisions based on information incorporating model output could be adversely affected due to the inaccuracy of that information. Models are often based on historical experience to predict future outcomes, as a result new experiences or events which are not part of historical experience can significantly increase model imprecision and impact model reliability. In addition, we rely on model inputs that are provided by third parties. For example, we rely on third parties to provide forecasts of key macroeconomic variables such as U.S. unemployment rates and U.S. real GDP growth and commercial real estate market trends.

RISKS RELATED TO INVESTMENTS IN OUR SECURITIES

Dividends from the Bank are a primary source of the Corporation’s liquidity from which, among other things, dividends to stockholders may be paid.

Our ability to pay cash dividends to our stockholders is partially dependent upon receiving dividends from the Bank. The Bank’s ability to pay dividends to us is subject to restrictions set forth in applicable federal regulations.

Approval of the OCC is required for payment of any dividend by a national banking association, such as the Bank, if the total of all dividends declared by the Bank in any calendar year would exceed the total of its retained net income for that year combined with its retained net income for the preceding two years. The Bank is also prohibited under federal law from paying any dividend that would cause it to become undercapitalized. A reduction or discontinuance of dividends from the Bank to the Corporation could have an adverse effect on our ability to pay dividends on our common stock, which in turn could have a material adverse effect on our business, including the market price of our common stock.

We may reduce or discontinue the payment of dividends by the Corporation on, or repurchases of, our common stock.

Our stockholders are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. In addition, in January 2021, our Board authorized us to repurchase up to 4,725,000 shares of our common stock, of which 4,245,056 shares remained eligible to be repurchased as of December 31, 2024. We are not required to pay dividends on, or effect repurchases of, our common stock and may reduce or eliminate our common stock dividend and/or share repurchase program in the future.

The Corporation’s ability to pay dividends to our stockholders is subject to the restrictions set forth in Delaware law, by the OCC, and by certain covenants contained in our subordinated debentures. Notification to the Federal Reserve and the OCC may also be required prior to our declaring and paying a cash dividend to our stockholders under certain circumstances. In addition, we may be restricted by applicable law or regulation or actions taken by our regulators, now or in the future, from paying dividends to, or repurchasing shares of our common stock from, our stockholders. We cannot provide assurance that we will continue paying dividends on, or repurchase shares of, our common stock at current levels or at all. A reduction or discontinuance of dividends on our common stock or our share repurchase program could have a material adverse effect on the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

Information security is essential to our mission and our institutional strategic goals. Under the leadership of our Chief Information Security Officer (“CISO”), we have developed and implemented a comprehensive risk-based information security program that meets regulatory requirements and encompasses a cybersecurity program that is based upon the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. This framework enables identifying and evaluating cybersecurity risks, enabling risk management decisions, and responding to emerging threats. The Information Security Program and all applicable cybersecurity policies, processes, and controls apply to all of our operations and all of our employees.

Our cybersecurity risk management strategy employs an in-depth, layered, and defensive approach that leverages people, processes, and technology to manage and maintain cybersecurity controls. As such, our cybersecurity risk management program includes but is not limited to regular employee cybersecurity training and communications; the use of preventative, detective, alerting, and defensive in-depth technologies; internal and third-party program oversight; policies and procedures regularly reviewed and designed with regulatory and industry guidance; an incident response plan to respond to cybersecurity incidents; and a threat intelligence program designed to assess the latest changes to the threat landscape. In addition, cybersecurity policies, procedures, and controls have been developed and implemented to protect against unauthorized access to consumer and customer information and to safeguard the information that is exchanged with third parties in accordance with applicable laws and regulations.

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

We continually evaluate cybersecurity risks as part of our overall risk management strategy. Cybersecurity risks are assessed, identified, and managed through various ongoing and scheduled processes, technologies, and techniques, including, but not limited to periodic IT Risk Assessments, vulnerability scanning, penetration testing, employee cybersecurity awareness testing, and threat intelligence analysis. The Company receives cybersecurity alerts and threat intelligence from Open Source Intelligence (“OSINT”) threat intelligence feeds, the Financial Services Information Sharing and Analysis Center (“FS-ISAC”), and government agencies, among other sources. The Company also continuously monitors its systems and networks. Management regularly reviews the evaluation of risks through these and other methods to mitigate risks and allocate resources in alignment with the overall risk management strategy.

We conduct regular cybersecurity education through a security awareness, training, and education program. All employees are required to participate in interactive training at least annually on information security and data privacy. As part of this training program, security campaigns are launched to test the effectiveness of the training provided, and all employees receive periodic security bulletins and updates on a periodic and as-needed basis.

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

Governance

Board Oversight. The Board of Directors maintains oversight responsibility over the enterprise risk management program, including risks related to cybersecurity threats and incidents, and approves the information security program. The Enterprise Risk Committee of the Board of Directors assists the Board in evaluating enterprise risks and performing the Board’s oversight responsibilities. As part of our integrated enterprise risk management process, cybersecurity risks and key metrics are evaluated by the Enterprise Risk Committee and reported to the full Board quarterly. In addition, the Enterprise Risk Committee and the Board actively participate in discussions with management and amongst themselves regarding cybersecurity risks and the overall risk management strategy. Our CISO, in coordination with our Chief Information Officer (“CIO”) and Chief Risk Officer (“CRO”), briefs the Enterprise Risk Committee on a quarterly basis, concerning cybersecurity risks, the effectiveness of our cybersecurity risk management efforts, and updates and changes to our cybersecurity risk management program. In addition, the CISO and/or other members of senior management brief the entire Board concerning the cybersecurity risk management program on a semiannual basis and as requested.

Management’s Role. The CISO is responsible for assessing, implementing, and monitoring our Information Security Program and cybersecurity controls, and works closely with the CIO and the CRO in managing our Information Security Program. Our CISO is a Certified Information Security System Professional with over 20 years of technical and cybersecurity leadership experience, including with large financial services companies. The CISO maintains a dedicated cybersecurity staff comprised of certified security professionals with expertise in various disciplines including threat detection, governance risk and compliance, security architecture and engineering, incident response, and third-party risks. Our CISO regularly updates our management-level Enterprise Risk Management Committee concerning cybersecurity risks and the effectiveness of our risk management efforts. The Enterprise Risk Management Committee is composed of members of executive management.

Notwithstanding our efforts at cybersecurity, no system of prevention is impenetrable, and we cannot guarantee that we will be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. From time to time, we also experience or are subject to a variety of cybersecurity incidents in the ordinary course of business that do not have a material adverse effect on the Company, including a previously disclosed July 2023 cybersecurity incident experienced by one of our third-party vendors related to an unknown (i.e., zero-day) vulnerability in a popular file sharing software that the vendor used called MOVEit Transfer. As of the date of this report, we have not experienced any material cybersecurity incidents to our knowledge, and we know of no risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For more information about the cybersecurity risks we face, please see Item 1A. Risk Factors.

ITEM 2.  PROPERTIES
The Company’s headquarters is located in Irvine, California at 17901 Von Karman Avenue. As of December 31, 2024, our properties included 14 administrative offices and 58 branches throughout the Western U.S. in major metropolitan markets in California, Washington, Oregon, Arizona, Nevada, Texas, and Colorado. We owned 13 properties and leased the remaining properties. The lease terms are not individually material and range from month-to-month to ten years from inception date.
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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Shareholder Information

The common stock of the Corporation has been publicly traded since 1997 and is currently traded on the NASDAQ Global Select Market under the symbol PPBI. As of February 21, 2025, there were approximately 813 holders of record of our common stock.

Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock with that of the NASDAQ Composite Index (U.S. companies), the Keefe, Bruyette and Woods (“KBW”) Nasdaq Regional Banking Index (“KRX”), and the NASDAQ Bank Stocks Index over the five-year period ending December 31, 2024. The graph is based on an investment of $100 in our common stock at its closing price on December 31, 2019.

Total Return to Stockholders
(Assumes $100 investment on 12/31/2019)

320
300
280
260
240
220
200
180
160
140
120
100
80
60
Index Value
2019
2020
2021
2022
2023
2024
Pacific Premier Bancorp, Inc.
NASDAQ Composite Index
KBW Nasdaq Regional Banking Index
NASDAQ Bank Stocks Index

Total Return Analysis	2019	2020	2021	2022	2023	2024
Pacific Premier Bancorp, Inc.	$100.00	$100.35	$132.34	$108.35	$106.65	$95.55
NASDAQ Composite Index	100.00	145.05	177.27	119.63	173.11	224.34
KBW Nasdaq Regional Banking Index	100.00	91.32	124.78	116.15	115.69	130.96
NASDAQ Bank Stocks Index	100.00	92.50	132.19	110.67	106.87	128.85

Dividends

In January 2019, we announced the initiation of a quarterly cash dividend. Our annual common equity cash dividend was $1.32 per share in 2024 and 2023.

The following table summarizes the Company’s quarterly common equity dividend declared during the periods indicated:

	Year Ended December 31,
	2024	2023
First quarter	$0.33	$0.33
Second quarter	0.33	0.33
Third quarter	0.33	0.33
Fourth quarter	0.33	0.33
Total	$1.32	$1.32

On January 21, 2025, the Company's Board of Directors declared a $0.33 per share dividend, payable on February 10, 2025 to stockholders of record on February 3, 2025. The Corporation anticipates continuing a regular quarterly cash dividend; however, we have no obligation to pay dividends, and we may change our dividend policy at any time without notice to our shareholders. Any future determination to pay dividends to holders of our common stock will depend on our financial condition, results of operations, capital requirements, banking regulations, contractual restrictions, and any other factors that our Board of Directors may deem relevant.

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

Issuer Purchases of Equity Securities

On January 11, 2021, the Company’s Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock. The stock repurchase program may be limited or terminated at any time without notice. During 2024, the Company did not repurchase any shares of common stock.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter of 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 to October 31, 2024	—	$—	—	4,245,056
November 1, 2024 to November 30, 2024	—	—	—	4,245,056
December 1, 2024 to December 31, 2024	—	—	—	4,245,056
Total	—		—

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

The Company’s financial condition and results of operations are presented for 2024 compared to 2023. Some tables include additional periods to comply with disclosure requirements or to illustrate the trend of financial results for the periods presented in the financial statements. For a discussion of the Company’s results of operations for 2023 compared to 2022, financial condition for 2022, and other 2022 information not included herein, please refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 23, 2024.

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

Critical Accounting Policies and Estimates

Management has established and described various accounting policies that govern the application of GAAP in the preparation of the Company’s consolidated financial statements in Note 1 – Description of Business and Summary of Significant Accounting Policies of the notes to the consolidated financial statements included in Item 8 hereof. Certain accounting policies require management to make estimates and assumptions that involve a significant level of estimation and uncertainty and are reasonably likely to have a material impact on the carrying value of certain assets and liabilities as well as the Company’s results of operations; management considers these to be critical accounting policies.. The estimates and assumptions management uses associated with these policies are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of the Company’s assets and liabilities as well as the Company’s results of operations in future reporting periods.

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

Although no one economic variable can fully demonstrate the sensitivity of the ACL calculation to changes in the economic variables used in the ACL model, the Company, as of December 31, 2024, has identified certain economic variables that have significant influence in the Company’s model for determining the ACL. These key economic variables include changes in the U.S. unemployment rate, U.S. real GDP growth, CRE prices, and interest rates. However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario of economic projections provided by our independent third party. This scenario includes, without limitation, the following assumptions: supply chain issues worsen, increasing shortages of affected goods and pressuring prices; the military conflicts between Russian and Ukraine and in the Middle East continue, limiting the global supply of critical commodities; the impacts of Trump administration tariffs and deportations on the economy, slowing progress on inflation and growth in certain industries; and the combination of elevated inflation and interest rates causes the economy to weaken in 2025. Under this adverse scenario, as an example, the unemployment rate is estimated at 7.1% at the end of 2025, and represents a 3.0% higher unemployment estimate than the Baseline scenario projection of 4.1% for the same time period.

To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% baseline weighting and a 100% adverse scenario weighting for modeled results. This would result in an incremental quantitative impact to the ACL of approximately $82.0 million at December 31, 2024. This resulting difference is not intended to represent an expected increase in ACL levels since (i) we may use a weighted approach applied to multiple economic scenarios for our ACL process, (ii) the highly uncertain economic environment, (iii) the difficulty in predicting inter-relationships between macroeconomic variables used in various economic scenarios, (iv) the loan portfolio experiences credit migration as a result of adverse economic conditions, and (v) the sensitivity analysis does not account for any qualitative adjustments incorporated by us as part of our overall ACL framework.

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

Goodwill

Goodwill arises from the acquisition method of accounting for business combinations and represent the excess of the fair value of the consideration transferred, plus any noncontrolling interests in the acquiree, over the fair value of the net assets acquired. Goodwill is deemed to have an indefinite life, is not subject to amortization, and instead is tested for impairment at least annually. The Company’s policy is to assess goodwill for impairment on an annual basis, or more frequently if events or circumstances lead management to believe the value of goodwill may be impaired. During the fourth quarter of 2024, the Company voluntarily changed the date of its annual impairment assessment from November 30th to October 1st. This change is preferable because it allows more time for the preparation and review of the annual goodwill impairment assessment. This change did not have a material impact on the Company’s financial statements, nor does the Company believe the change in the goodwill impairment assessment date results in a material change to the method of applying the associated accounting principle. This change has been applied prospectively, as retrospective application is deemed impracticable due to the inability to objectively determine the assumptions and significant estimates used in earlier periods without the benefit of hindsight. Further this change did not result, nor does the Company expect this change to result in a delay, acceleration or avoidance of an impairment charge.

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

The Company assessed goodwill for impairment as of October 1, 2024 by voluntarily bypassing the qualitative assessment and performing a quantitative assessment with the assistance of an independent third-party, and the results of this assessment indicated the value of goodwill was not impaired. The Company uses a combination of an income approach and a market approach for its quantitative assessment. These valuation techniques consider several other factors beyond our market capitalization. The Company considers such factors as the estimated future cash flows of our reporting unit based on internal long-term forecasts, specifically, net interest income and the net interest income growth rate, and the discount rate used to present value such cash flows to determine the fair value under the income approach. The Company considers valuation metrics commonly used in the banking industry, including the selection of peer data utilized in the market approach. Changes to input assumptions used in the analysis could result in materially different valuations of goodwill. Also, the selection and weighting of the various fair value techniques may result in a higher or lower estimates of fair value. Judgment is applied in determining the weightings between the income approach and market approach in determining fair value.

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
•Adjusted return on average assets (“ROAA”): This figure is calculated by excluding the net loss from investment securities repositioning during the fourth quarter of 2023, the FDIC special assessment, and the related tax impact from net income. We believe that the exclusion of such nonrecurring items from this financial measure provides useful information to gain an understanding of the operating results of our core business and a better comparison of financial performance.
•Return on average tangible common equity (“ROATCE”): This figure is calculated by excluding amortization of intangible assets from net income and excluding the average intangible assets and average goodwill from the average stockholders’ equity during the period. We believe that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business. The adjusted net income, adjusted return on average equity (“ROAE”), and adjusted return on average tangible common equity further exclude the nonrecurring items to provide a better comparison to the financial results of prior periods.
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

•Efficiency ratio: This figure represents the ratio of noninterest expense, less other real estate owned operations and amortization of intangible assets, where applicable, to the sum of net interest income before provision for credit losses and total noninterest income, less gain/(loss) on sale of securities, other income - security recoveries on investment securities, gain/(loss) on sale of other real estate owned, and gain/(loss) from debt extinguishment, where applicable. The adjusted efficiency ratio further excludes the FDIC special assessment to provide a better comparison to the financial results of prior periods. We believe that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business.
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

The following tables provide reconciliations of the non-GAAP measures with financial measures defined by GAAP:

Tangible Common Equity Amounts and Ratios

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2024	2023	2022	2021	2020
Total stockholders’ equity	$2,955,743	$2,882,581	$2,798,389	$2,886,311	$2,746,649
Less: intangible assets	933,506	944,597	956,900	970,883	984,076
Tangible common equity	$2,022,237	$1,937,984	$1,841,489	$1,915,428	$1,762,573

Total assets	$17,903,585	$19,026,645	$21,688,017	$21,094,429	$19,736,544
Less: intangible assets	933,506	944,597	956,900	970,883	984,076
Tangible assets	$16,970,079	$18,082,048	$20,731,117	$20,123,546	$18,752,468

Common equity ratio	16.51%	15.15%	12.90%	13.68%	13.92%
Less: intangible equity ratio	4.59%	4.43%	4.02%	4.16	4.52
Tangible common equity ratio	11.92%	10.72%	8.88%	9.52%	9.40%

Common shares issued and outstanding	96,441,667	95,860,092	95,021,760	94,389,543	94,483,136

Book value per share	$30.65	$30.07	$29.45	$30.58	$29.07
Less: intangible book value per share	9.68	9.85	10.07	10.29	10.42
Tangible book value per share	$20.97	$20.22	$19.38	$20.29	$18.65

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015	2014
Total stockholders’ equity	$2,012,594	$1,969,697	$1,241,996	$459,740	$298,980	$199,592
Less: intangible assets	891,634	909,282	536,343	111,941	58,002	28,564
Tangible common equity	$1,120,960	$1,060,415	$705,653	$347,799	$240,978	$171,028

Total assets	$11,776,012	$11,487,387	$8,024,501	$4,036,311	$2,789,599	$2,037,731
Less: intangible assets	891,634	909,282	536,343	111,941	58,002	28,564
Tangible assets	$10,884,378	$10,578,105	$7,488,158	$3,924,370	$2,731,597	$2,009,167

Common equity ratio	17.09%	17.15%	15.48%	11.39%	10.72%	9.79%
Less: intangible equity ratio	6.79%	7.13%	6.06%	2.53%	1.90%	1.28%
Tangible common equity ratio	10.30%	10.02%	9.42%	8.86%	8.82%	8.51%

Common shares issued and outstanding	59,506,057	62,480,755	46,245,050	27,798,283	21,570,746	16,903,884

Book value per share	$33.82	$31.52	$26.86	$16.54	$13.86	$11.81
Less: intangible book value per share	14.98	14.55	11.60	4.03	2.69	1.69
Tangible book value per share	$18.84	$16.97	$15.26	$12.51	$11.17	$10.12

Adjusted Return on Average Assets

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Net income	$158,802	$30,852	$283,743
Less: net loss from investment securities repositioning	—	(254,065)	—
Add: FDIC special assessment	261	2,080	—
Less: tax adjustment (1)	75	72,387	—
Adjusted net income for average assets	$158,988	$214,610	$283,743

Average assets	$18,505,374	$20,787,793	$21,513,428

ROAA (annualized)	0.86%	0.15%	1.32%
Adjusted ROAA (annualized)	0.86%	1.03%	1.32%
______________________________
(1) Adjusted by statutory tax rate

Adjusted Return on Average Equity and Adjusted Return on Average Tangible Common Equity

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Net income	$158,802	$30,852	$283,743
Add: amortization of intangible assets expense	11,091	12,303	13,983
Less: tax adjustment (1)	3,132	3,491	3,987
Net income for average tangible common equity	166,761	39,664	293,739
Less: net loss from investment securities repositioning	—	(254,065)	—
Add: FDIC special assessment	261	2,080	—
Less: tax adjustment (1)	75	72,387	—
Adjusted net income for average tangible common equity	$166,947	$223,422	$293,739

Average stockholders’ equity	$2,918,903	$2,844,289	$2,788,543
Less: average intangible assets	37,949	49,643	62,833
Less: average goodwill	901,312	901,312	901,312
Average tangible common equity	1,979,642	1,893,334	1,824,398
Add: average after-tax realized loss from investment securities repositioning	—	(23,917)	—
Adjusted average tangible common equity	$1,979,642	$1,869,417	$1,824,398

ROAE	5.44%	1.08%	10.18%
Adjusted ROAE	5.45%	7.61%	10.18%
ROATCE	8.42%	2.09%	16.10%
Adjusted ROATCE	8.43%	11.95%	16.10%
______________________________
(1) Adjusted by statutory tax rate

Adjusted Earnings Per Share

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2024	2023	2022
Basic
Net income	$158,802	$30,852	$283,743
Less: dividends and undistributed earnings allocated to participating securities	(2,860)	(2,061)	(3,405)
Net income allocated to common stockholders	155,942	28,791	280,338
Less: net loss from investment securities repositioning	—	(254,065)	—
Add: FDIC special assessment	261	2,080	—
Less: tax adjustment (1)	75	72,387	—
Adjusted net income allocated to common stockholders	$156,128	$212,549	$280,338

Weighted average common shares outstanding	94,579,358	94,113,132	93,718,293

Basic earnings per common share	$1.65	$0.31	$2.99
Adjusted basic earnings per common share	$1.65	$2.26	$2.99

Diluted
Net income allocated to common stockholders	$155,942	$28,791	$280,338
Less: net loss from investment securities repositioning	—	(254,065)	—
Add: FDIC special assessment	261	2,080	—
Less: tax adjustment (1)	75	72,387	—
Adjusted net income allocated to common stockholders	$156,128	$212,549	$280,338

Weighted average common shares outstanding	94,579,358	94,113,132	93,718,293
Dilutive effect of share-based compensation	103,528	123,743	373,168
Weighted average diluted common shares	94,682,886	94,236,875	94,091,461

Diluted earnings per common share	$1.65	$0.31	$2.98
Adjusted diluted earnings per common share	$1.65	$2.26	$2.98
______________________________
(1) Adjusted by statutory tax rate

Efficiency Ratio and Adjusted Efficiency Ratio

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Total noninterest expense	$402,531	$406,951	$396,670
Less: amortization of intangible assets	11,091	12,303	13,983
Less: other real estate owned operations, net	44	215	—
Noninterest expense, adjusted	391,396	394,433	382,687
Less: FDIC special assessment	261	2,080	—
Adjusted noninterest expense excluding FDIC special assessment	$391,135	$392,353	$382,687

Net interest income before provision for loan losses	$536,951	$625,039	$697,112
Add: total noninterest income (loss)	82,838	(173,918)	88,748
Less: net (loss) gain from investment securities repositioning	—	(253,927)	1,710
Less: net (loss) gain from other real estate owned	(28)	82	—
Less: net gain from debt extinguishment	5,270	793	—
Revenue, adjusted	$614,547	$704,173	$784,150

Efficiency ratio	63.7%	56.0%	48.8%
Adjusted efficiency ratio excluding FDIC special assessment	63.6%	55.7%	48.8%

Pre-Provision Net Revenue and Adjusted Pre-Provision Net Revenue

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Interest income	$822,568	$887,985	$768,578
Interest expense	285,617	262,946	71,466
Net interest income	536,951	625,039	697,112
Noninterest income (loss)	82,838	(173,918)	88,748
Revenue	619,789	451,121	785,860
Noninterest expense	402,531	406,951	396,670
Pre-provision net revenue	217,258	44,170	389,190
Less: net loss from investment securities repositioning	—	(254,065)	—
Add: FDIC special assessment	261	2,080	—
Adjusted pre-provision net revenue	$217,519	$300,315	$389,190

Cost of Non-maturity Deposits

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Total deposits interest expense	$257,988	$217,447	$40,093
Less: certificates of deposit interest expense	85,679	48,237	6,498
Less: brokered certificates of deposit interest expense	22,528	61,858	14,118
Non-maturity deposit expense	$149,781	$107,352	$19,477

Total average deposits	$14,839,411	$16,565,357	$17,594,941
Less: average certificates of deposit	1,855,343	1,385,531	944,963
Less: average brokered certificates of deposit	464,619	1,434,563	520,652
Average non-maturity deposits	$12,519,449	$13,745,263	$16,129,326

Cost of non-maturity deposits	1.20%	0.78%	0.12%

Financial Highlights

The following table sets forth certain of our financial highlights at or for each of the years presented. This data should be read in conjunction with the consolidated financial statements and accompanying notes thereto included herein at Item 8.

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2024	2023	2022
Operating Data
Net income	$158,802	$30,852	$283,743
Pre-provision net revenue (1)	217,258	44,170	389,190
Adjusted pre-provision net revenue (1)	217,519	300,315	389,190
Share Data
Basic earnings per common share	$1.65	$0.31	$2.99
Diluted earnings per common share	1.65	0.31	2.98
Adjusted diluted earnings per common share (1)	1.65	2.26	2.98
Book value per share (basic)	30.65	30.07	29.45
Tangible book value per share (1)	20.97	20.22	19.38
Common equity dividends declared per share	1.32	1.32	1.32
Selected Balance Sheet Data
Total assets	$17,903,585	$19,026,645	$21,688,017
Total deposits	14,463,702	14,995,626	17,352,401
Total borrowings	272,449	931,842	1,331,204
Total stockholders’ equity	2,955,743	2,882,581	2,798,389
Loan to deposit ratio	83.3%	88.6%	84.6%
Non-maturity deposits as a percent of total deposits	85.4%	84.7%	85.6%
Performance Ratios
ROAA	0.86%	0.15%	1.32%
Adjusted ROAA (1)	0.86%	1.03%	1.32%
ROAE	5.44%	1.08%	10.18%
Adjusted ROAE (1)	5.45%	7.61%	10.18%
ROATCE (1)	8.42%	2.09%	16.10%
Adjusted ROATCE (1)	8.43%	11.95%	16.10%
Net interest margin	3.21%	3.29%	3.53%
Cost of deposits	1.74%	1.31%	0.23%
Average equity to average assets	15.77%	13.68%	12.96%
Efficiency ratio (1)	63.7%	56.0%	48.8%
Adjusted efficiency ratio (1)	63.6%	55.7%	48.8%
Pacific Premier Bancorp, Inc. Capital Ratios
Tier 1 leverage ratio	12.31%	11.03%	10.29%
Common equity tier 1 to risk-weighted assets	17.05%	14.32%	12.99%
Tier 1 capital to risk-weighted assets	17.05%	14.32%	12.99%
Total capital to risk-weighted assets	20.28%	17.29%	15.53%
Asset Quality Ratios
Nonperforming loans as a percent of loans held for investment	0.23%	0.19%	0.21%
Nonperforming assets as a percent of total assets	0.16%	0.13%	0.14%
Net charge-offs to average total loans, net	0.16%	0.13%	0.07%
Allowance for credit losses to loans held for investment	1.48%	1.45%	1.33%
Allowance for credit losses as a percent of nonperforming loans	636%	776%	633%
(1) Reconciliations of the non-GAAP measures are set forth in the “Non-GAAP Measures” section included herein at Item 7 of this Annual Report on Form 10-K.

Operating Results

Net Income.  For 2024, we reported net income of $158.8 million, or $1.65 per diluted share, compared to net income of $30.9 million, or $0.31 per diluted share, for 2023. The increase from 2023 was primarily due to a $256.8 million increase in noninterest income, driven by the prior year’s net loss from the sale of AFS investment securities to reposition our investment securities portfolio, a $5.3 million decrease in the provision for credit losses, and a $4.4 million decrease in noninterest expense, partially offset by an $88.1 million decrease in net interest income and a $50.5 million increase in income tax expense.

Our pre-provision net revenue, which excludes provision for credit losses, merger-related expense, where applicable, and income tax expense from net income, was $217.3 million in 2024, compared to $44.2 million in 2023. The increase in 2024 from 2023 was primarily due to a $256.8 million increase in noninterest income, driven by the prior year’s net loss from the sale of AFS investment securities to reposition our investment securities portfolio, and a $4.4 million decrease in noninterest expense, partially offset by an $88.1 million decrease in net interest income. For additional details, see “Non-GAAP measures” presented under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For 2024, the Company’s return on average assets was 0.86%, return on average equity was 5.44%, and return on average tangible common equity was 8.42%. For 2023, the Company’s return on average assets was 0.15%, return on average equity was 1.08%, and return on average tangible common equity was 2.09%. For 2022, the Company’s return on average assets was 1.32%, return on average equity was 10.18%, and return on average tangible common equity was 16.10%. For additional details, see “Non-GAAP measures” presented under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For 2024, net interest income totaled $537.0 million, a decrease of $88.1 million, or 14.09%, from 2023. This reflected a decrease in average interest-earning assets of $2.24 billion and an increase in cost of funds, partially offset by a decrease in average interest-bearing liabilities of $1.58 billion and higher yields on interest-earning assets. Net interest margin decreased 8 basis points to 3.21% in 2024 from 3.29% in 2023. The decrease was primarily due to our cost of funds increasing 37 basis points, driven principally by higher rates paid on deposits and higher average retail certificates of deposit, partially offset by yields on interest-earning assets increasing 24 basis points, driven primarily by an increase in market rates of interest, the benefit from the securities repositioning to higher-yielding AFS U.S. Treasury securities during the fourth quarter of 2023, and lower average interest-bearing liabilities balances.

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

	For the Year Ended December 31,
	2024			2023			2022
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$1,125,605	$52,651	4.68%	$1,437,074	$67,134	4.67%	$678,270	$12,691	1.87%
Investment securities	3,146,724	114,711	3.65%	3,778,650	103,236	2.73%	4,301,005	82,167	1.91%
Loans receivable, net (1)(2)	12,462,258	655,206	5.26%	13,759,815	717,615	5.22%	14,767,554	673,720	4.56%
Total interest-earning assets	16,734,587	822,568	4.92%	18,975,539	887,985	4.68%	19,746,829	768,578	3.89%
Noninterest-earning assets	1,770,787			1,812,254			1,766,599
Total assets	$18,505,374			$20,787,793			$21,513,428
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$2,793,146	42,704	1.53%	$3,152,823	36,520	1.16%	$3,681,244	6,351	0.17%
Money market	4,647,811	106,126	2.28%	4,667,007	69,917	1.50%	5,155,785	12,735	0.25%
Savings	270,408	951	0.35%	360,546	915	0.25%	433,156	391	0.09%
Retail certificates of deposit	1,855,343	85,679	4.62%	1,385,531	48,237	3.48%	944,963	6,498	0.69%
Wholesale/brokered certificates of deposit	464,619	22,528	4.85%	1,434,563	61,858	4.31%	520,652	14,118	2.71%
Total interest-bearing deposits	10,031,327	257,988	2.57%	11,000,470	217,447	1.98%	10,735,800	40,093	0.37%
FHLB advances and other borrowings	211,144	8,083	3.83%	798,667	27,255	3.41%	574,320	13,131	2.29%
Subordinated debentures	312,497	19,546	6.22%	331,534	18,244	5.50%	330,885	18,242	5.51%
Total borrowings	523,641	27,629	5.25%	1,130,201	45,499	4.03%	905,205	31,373	3.47%
Total interest-bearing liabilities	10,554,968	285,617	2.71%	12,130,671	262,946	2.17%	11,641,005	71,466	0.61%
Noninterest-bearing deposits	4,808,084			5,564,887			6,859,141
Other liabilities	223,419			247,946			224,739
Total liabilities	15,586,471			17,943,504			18,724,885
Stockholders’ equity	2,918,903			2,844,289			2,788,543
Total liabilities and equity	$18,505,374			$20,787,793			$21,513,428
Net interest income		$536,951			$625,039			$697,112
Net interest rate spread			2.21%			2.51%			3.28%
Net interest margin (3)			3.21%			3.29%			3.53%
Cost of deposits (4)			1.74%			1.31%			0.23%
Cost of funds (5)			1.86%			1.49%			0.39%
Cost of non-maturity deposits (6)			1.20%			0.78%			0.12%
Ratio of interest-earning assets to interest-bearing liabilities			158.55%			156.43%			169.63%
________________________________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums, and the basis adjustments of certain loans included in fair value hedging relationships.
(2) Interest income includes net discount accretion of $9.7 million, $10.2 million, and $21.7 million, for the years ended December 31, 2024, 2023, and 2022, respectively.
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

	Year Ended December 31, 2024 Compared to Year Ended December 31, 2023 Increase (Decrease) Due to			Year Ended December 31, 2023 Compared to Year Ended December 31, 2022 Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-Earning Assets
Cash and cash equivalents	$(14,569)	$86	$(14,483)	$23,335	$31,108	$54,443
Investment securities	(11,495)	22,970	11,475	(8,305)	29,374	21,069
Loans receivable, net	(68,266)	5,857	(62,409)	(39,990)	83,885	43,895
Total interest-earning assets	(94,330)	28,913	(65,417)	(24,960)	144,367	119,407
Interest-Bearing Liabilities
Interest checking	(3,433)	9,617	6,184	(756)	30,925	30,169
Money market	(285)	36,494	36,209	(1,085)	58,267	57,182
Savings	(65)	101	36	(54)	578	524
Retail certificates of deposit	19,079	18,363	37,442	4,260	37,479	41,739
Wholesale/brokered certificates of deposit	(48,226)	8,896	(39,330)	35,751	11,989	47,740
FHLB advances and other borrowings	(22,979)	3,807	(19,172)	6,241	7,883	14,124
Subordinated debentures	(1,034)	2,336	1,302	36	(34)	2
Total interest-bearing liabilities	(56,943)	79,614	22,671	44,393	147,087	191,480
Changes in net interest income	$(37,387)	$(50,701)	$(88,088)	$(69,353)	$(2,720)	$(72,073)

Provision for Credit Losses.  For 2024, the Company recorded a total provision for credit losses of $4.8 million, compared to a total provision for credit losses of $10.1 million in 2023. The provision for credit losses for 2024 was comprised of a $6.2 million provision for credit losses for loans held for investment, a $1.4 million reversal of the provision for credit losses for unfunded commitments, and a $16,000 reversal of the provision for credit losses for HTM investment securities.

The provision expense for loans during 2024 was driven in large part by loans within the investor and business loans secured by real estate and retail loans segments, partially offset by a reversal of provision for credit losses within the commercial loans segment. The provisions for credit losses in the investor and business loans secured by real estate segments totaling $1.7 million and $6.8 million, respectively, were attributed to changes in economic forecasts, partially offset by a decrease in the balance of loans as well as improvements in asset quality in investor loans secured by real estate. Additionally, the decrease in the balance of construction and land loans, franchise real estate secured loans, and SBA real estate secured loans was the primary factor behind the reversal of provision for credit losses during 2024 for these loan classes. The provision for credit losses for the retail loans segment totaling $1.6 million was largely attributed to changes in economic forecasts as well as an increase in single family residential loans stemming from loan purchases in the fourth quarter of 2024. The reversal of the provision for credit losses for commercial loans totaling $3.8 million was largely attributed to a decrease in the balance of loans throughout this segment, which was the primary driver behind the reversal of provision for credit losses in the franchise non-real estate secured and SBA non-real estate secured loan classes. The impact of lower loan balances within this segment was partially offset by changes in economic forecasts, which was the primary factor behind the provision for credit losses for C&I loans during 2024. The reversal of the provision for credit losses for unfunded commitments in 2024 was primarily related to a decrease in the balance of unfunded commitments, partially offset by the impact of changes in economic forecasts. The reversal of the provision for credit losses for HTM investment securities in 2024 was largely impacted by changes in economic forecasts and their impact on HTM securities classified as municipal bonds.

The provision for credit losses for 2023 included a $14.4 million provision expense for loan losses, a $4.4 million reversal of the provision for credit losses for unfunded commitments, and an $83,000 provision expense for HTM investment securities. The provision expense for loans during 2023 was largely attributed to $9.9 million in provision expense for commercial loans as well as $4.4 million in provision expense for investor loans secured by real estate. The provision expense for commercial loans is attributed to changes in economic forecasts, as well as unfavorable changes in asset quality for C&I loans within that segment. The provision expense for the investor loans secured by real estate segment can also be attributed to changes in economic forecasts, partially offset by improvements in asset quality and decreases in loans balances. The reversal of the provision for credit losses for unfunded commitments in 2023 was largely attributed to a decrease in the balance of unfunded commitments, changes in the mix of unfunded commitments between various loan segments, as well as qualitative adjustments during 2023. The provision expense for HTM investment securities in 2023 was largely impacted by changes in economic forecasts.

The following table sets forth the details of the provision for credit losses for the periods indicated:

	For the Year Ended December 31,			Variance 2024 vs. 2023
(Dollars in thousands)	2024	2023	2022	$	%
Provision for Credit Losses
Provision for loan losses	$6,163	$14,423	$8,459	$(8,260)	(57.3)%
Provision for unfunded commitments	(1,358)	(4,377)	(3,648)	3,019	(69.0)%
Provision for HTM securities	(16)	83	21	(99)	(119.3)%
Total provision for credit losses	$4,789	$10,129	$4,832	$(5,340)	(52.7)%

Noninterest Income (Loss).  For 2024, noninterest income totaled $82.8 million, an increase of $256.8 million, or 147.6%, from noninterest income of $173.9 million for 2023. The increase was primarily due to a $253.9 million net loss from sales of investment securities in 2023 driven by the net loss of $254.1 million from the repositioning of investment securities during the fourth quarter of 2023, a $3.0 million increase in earnings on bank owned life insurance (“BOLI”), and a $2.8 million increase in other income. These increases were partially offset by a $2.0 million decrease in trust custodial account fees and a $1.2 million decrease in escrow and exchange fee income.

During 2024, we sold $85.7 million of loans, compared to $121.1 million of loans sold during 2023. In 2024, total loans sold included $3.7 million in SBA loans, with an average price of 104.8% for a net gain of $176,000, and $82.0 million in other loans for a net gain of $29,000, compared with sales of $1.9 million in SBA and U.S. Department of Agriculture loans, with an average price of 103.9% for a net gain of $74,000, and $119.2 million in other loans for a net gain of $341,000 in 2023.

The following table presents the components of noninterest income for the periods indicated:

	For the Year Ended December 31,			Variance 2024 vs. 2023
(Dollars in thousands)	2024	2023	2022	$	%
Noninterest Income
Loan servicing income	$2,084	$1,958	$1,664	$126	6.4%
Service charges on deposit accounts	10,875	10,620	10,698	255	2.4%
Other service fee income	1,236	1,213	1,351	23	1.9%
Debit card interchange fee income	3,452	3,485	3,628	(33)	(0.9)%
Earnings on bank owned life insurance	17,094	14,118	13,159	2,976	21.1%
Net gain from sales of loans	205	415	3,238	(210)	(50.6)%
Net (loss) gain from sales of investment securities	—	(253,927)	1,710	253,927	100.0%
Trust custodial account fees	37,119	39,129	41,606	(2,010)	(5.1)%
Escrow and exchange fees	2,839	3,994	6,325	(1,155)	(28.9)%
Other income	7,934	5,077	5,369	2,857	56.3%
Total noninterest income (loss)	$82,838	$(173,918)	$88,748	$256,756	(147.6)%

Noninterest Expense.  For 2024, noninterest expense totaled $402.5 million, a decrease of $4.4 million, or 1.1%, from 2023. The decrease in noninterest expense was primarily due to decreases of $3.5 million in premises and occupancy expense, $3.0 million in FDIC insurance premiums, reflecting the decline in FDIC special assessment to $261,000 in 2024 from $2.1 million in 2023, $2.8 million in other expense, $2.6 million in compensation and benefits, $2.0 million in marketing expense, and $1.2 million in amortization of intangible assets. These decreases were partially offset by increases of $9.5 million in deposit expense, predominately driven by higher deposit administration service fees to HOA customers, and $1.1 million in data processing.

The Bank pays third-party management companies, which function as vendors for the Bank, to provide certain property administrative services related to the servicing of the HOA deposit accounts. These administrative service fees are reported as deposit costs within noninterest expense and are based primarily upon the number of HOA accounts managed by these companies, with caps based on the size and composition of the deposit relationships.

Our efficiency ratio was 63.7% for 2024, compared to 56.0% for 2023. Our adjusted efficiency ratio was 63.6% for 2024 and 55.7% for 2023 when we further exclude the $261,000 FDIC special assessment in 2024 and the $2.1 million FDIC special assessment in 2023. For additional details, see “Non-GAAP measures” presented under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the components of noninterest expense for the periods indicated:

	For the Year Ended December 31,			Variance 2024 vs. 2023
(Dollars in thousands)	2024	2023	2022	$	%
Noninterest Expense
Compensation and benefits	$211,057	$213,692	$225,245	$(2,635)	(1.2)%
Premises and occupancy	42,380	45,922	47,433	(3,542)	(7.7)%
Data processing	30,796	29,679	26,649	1,117	3.8%
Other real estate owned operations, net	44	215	—	(171)	(79.5)%
FDIC insurance premiums	8,374	11,373	5,772	(2,999)	(26.4)%
Legal and professional services	19,242	19,123	17,947	119	0.6%
Marketing expense	5,073	7,080	7,632	(2,007)	(28.3)%
Office expense	4,344	4,958	5,103	(614)	(12.4)%
Loan expense	2,900	2,126	3,810	774	36.4%
Deposit expense	49,117	39,593	19,448	9,524	24.1%
Amortization of intangible assets	11,091	12,303	13,983	(1,212)	(9.9)%
Other expense	18,113	20,887	23,648	(2,774)	(13.3)%
Total noninterest expense	$402,531	$406,951	$396,670	$(4,420)	(1.1)%

Income Taxes. The Company recorded income tax expense of $53.7 million in 2024, compared to $3.2 million in 2023, and $100.6 million in 2022. Our effective tax rate was 25.3% for 2024, 9.4% for 2023, and 26.2% for 2022. The effective tax rate for each year differs from the 21% federal statutory rate primarily due to the impact of state taxes as well as various permanent tax differences, including tax-exempt income from municipal securities and loans, BOLI income, tax benefits associated with low-income housing tax credit (“LIHTC”) investments, Section 162(m) limitation on the deduction of executive compensation, and the exercise of stock options and vesting of other stock-based compensation.

The lower effective tax rate in 2023 was primarily due to the effect of favorable permanent tax differences on a lower pre-tax book income, driven by the balance sheet repositioning related to the Bank’s investment securities portfolio.

See Note 14 – Income Taxes of the notes to the consolidated financial statements included in Item 8 hereof for further discussion of income taxes and an explanation of the factors that impact our effective tax rate.

Financial Condition

At December 31, 2024, total assets of the Company were $17.90 billion, a decrease of $1.12 billion, or 5.9%, from $19.03 billion at December 31, 2023. The decrease was primarily due to a $1.25 billion decrease in loans, a $327.1 million decrease in cash and cash equivalents, and a $67.7 million decrease in other assets, partially offset by a $525.4 million increase in investment securities.

Total liabilities were $14.95 billion at December 31, 2024, a decrease of $1.20 billion, or 7.4%, from $16.14 billion at December 31, 2023. The decrease was primarily due to decreases of $600.0 million in FHLB term advances, $531.9 million in deposits, and $59.4 million in subordinated notes.

At December 31, 2024, our stockholders’ equity amounted to $2.96 billion, an increase of $73.2 million from $2.88 billion at December 31, 2023. The increase was primarily driven by $158.8 million of net income and $23.8 million in other comprehensive income, partially offset by $127.1 million in cash dividends in 2024.

Throughout the year of 2024, we continued to prioritize capital accumulation over balance sheet growth in light of the ongoing macroeconomic uncertainty. As a result of our proactive capital, liquidity, and credit risk management, coupled with our ability to opportunistically deploy liquidity generated from the securities portfolio repositioning during the fourth quarter of 2023, we were able to reduce FHLB term borrowings and higher-cost brokered deposits while maintaining liquidity levels. During 2024, we did not utilize the Federal Reserve's discount window or the Bank Term Funding Program, which expired on March 11, 2024. As the interest rate outlook has become more favorable with the Federal Reserve initiating 50 basis point Fed Fund rate cuts in September 2024 and then additional 50 basis point in total rate cuts in the fourth quarter of 2024, we saw incrementally better demand for new credit and reinvested excess liquidity into loans and short-term U.S. Treasury securities, enhancing our overall balance sheet position. In the fourth quarter of 2024, we took steps to increase loan originations and supplemented our new loan production with select loan purchases and participations. Improved loan originations also led to expanded depository relationships. The positive asset quality trends in 2024 and the strength of our capital position provides us with optionality and flexibility in terms of balance sheet management.

Our book value per share increased to $30.65 at December 31, 2024 from $30.07 at December 31, 2023. At December 31, 2024, the Company’s tangible common equity to tangible assets ratio increased to 11.92% from 10.72% at December 31, 2023. Our tangible book value per share increased to $20.97 at December 31, 2024, compared to $20.22 at December 31, 2023. The increases in the ratio of tangible common equity to tangible assets and tangible book value per share at December 31, 2024 from the prior year-end were primarily driven by the current year’s net income and, to a lesser extent, other comprehensive income, partially offset by dividends paid in 2024. The decrease in tangible assets also contributed to the increase in tangible common equity ratio. For additional details, see “Non-GAAP measures” presented under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investment Securities

Our investment policy, as established by our Asset Liability Committee, serves to provide and maintain liquidity, capital preservation, complement our lending activities, support our interest rate risk management and tax planning strategies, and generate a favorable return on investments without incurring undue interest rate and credit risks. Specifically, our investment policy generally limits our investments to U.S. government securities, federal agency-backed securities, U.S. government-sponsored enterprise (“GSE”) guaranteed mortgage-backed securities (“MBS”), which are guaranteed by Fannie Mae (“FNMA”), Freddie Mac (“FHLMC”), Federal Farm Credit Banks (“FFCB”), or Ginnie Mae (“GNMA”), U.S. Treasury securities, municipal bonds, and corporate bonds, specifically bank debt notes. The Bank has designated all investment securities as AFS or HTM. AFS securities are carried at estimated fair value, and debt securities classified as HTM are carried at amortized cost, net of ACL.

We primarily use our investment portfolio for liquidity purposes, capital preservation, and to support our interest rate risk management strategies. Our investment securities portfolio amounted to $3.40 billion at December 31, 2024, an increase of $525.4 million, or 18%, from $2.87 billion at December 31, 2023. The increase was primarily a result of purchases of $1.43 billion, the majority of which were AFS U.S. Treasury securities, and an improvement of $18.8 million in AFS investment securities mark-to-market unrealized loss, partially offset by principal payments, amortization and accretion, and redemptions of $924.6 million. The company did not sell any investment securities during 2024.

In general, the purchase of investment securities is primarily related to investing excess liquidity from our banking operations. During 2024, we have maintained a meaningful portion of the AFS securities portfolio in highly liquid, short-term securities. This strategy enhances our interest rate sensitivity profile in the current rate environment and provides us with the flexibility to quickly redeploy these funds into higher-yielding assets as opportunities arise. The effective duration of the AFS securities portfolio was 0.9 years at December 31, 2024 and 0.7 years at December 31, 2023. The effective duration of total AFS and HTM securities portfolios was 4.7 years at December 31, 2024 and 5.5 years at December 31, 2023.

At December 31, 2024, AFS securities and HTM securities were $1.68 billion and $1.71 billion, respectively, compared to $1.14 billion and $1.73 billion at December 31, 2023, respectively.

The ACL on investment securities is determined for both the AFS and HTM classifications of the investment portfolio in accordance with ASC 326 and evaluated on a quarterly basis. As of December 31, 2024 and 2023, the Company had an ACL of $110,000 and $126,000, respectively, for HTM investment securities classified as municipal bonds. The Company had no ACL for AFS investment securities at December 31, 2024 and 2023. For additional information, refer to Note 3 – Investment Securities of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Below is a breakdown of the investment securities portfolio as of December 31, 2024 and 2023 by investment type and designation.

	2024			2023
(Dollars in thousands)	Amortized Cost	Fair Value	% Portfolio at Fair Value	Amortized Cost	Fair Value	% Portfolio at Fair Value
AFS investment securities:
U.S. Treasury	$1,166,474	$1,166,085	37.5%	$538,899	$539,256	20.5%
Agency	1,148	1,108	—%	1,941	1,868	0.1%
Corporate	408,256	392,258	12.6%	481,499	446,343	17.0%
Collateralized mortgage obligations	124,502	123,764	4.0%	153,701	152,604	5.8%
Total AFS investment securities	1,700,380	1,683,215	54.1%	1,176,040	1,140,071	43.4%
HTM investment securities:
Municipal bonds	1,144,862	902,454	29.0%	1,146,244	940,576	35.8%
Collateralized mortgage obligations	309,653	304,821	9.8%	334,997	326,992	12.5%
Mortgage-backed securities	241,223	204,626	6.6%	232,157	201,669	7.7%
Other	16,176	16,176	0.5%	16,269	16,269	0.6%
Total HTM investment securities	1,711,914	1,428,077	45.9%	1,729,667	1,485,506	56.6%
Total investment securities	$3,412,294	$3,111,292	100.0%	$2,905,707	$2,625,577	100.0%

The following table sets forth the fair value of AFS and the amortized cost of HTM investment securities as well as the weighted average yields on our investment securities portfolio by contractual maturity as of the date indicated. Weighted-average yields are an arithmetic computation of income within each maturity range based on the amortized cost of securities, not on a tax-equivalent basis.

	December 31, 2024
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
AFS investment securities:
U.S. Treasury	$796,538	4.72%	$369,547	4.03%	$—	—%	$—	—%	$1,166,085	4.50%
Agency	—	—%	701	6.54%	—	—%	407	7.36%	1,108	6.84%
Corporate	—	—%	219,815	5.20%	172,443	3.51%	—	—%	392,258	4.42%
Collateralized mortgage obligation	—	—%	58,756	4.90%	27,708	4.72%	37,300	5.72%	123,764	5.11%
Total AFS investment securities	796,538	4.72%	648,819	4.51%	200,151	3.68%	37,707	5.74%	1,683,215	4.53%
HTM investment securities:
Municipal bonds	$—	—%	$38,720	1.45%	$43,392	1.91%	$1,062,750	2.05%	$1,144,862	2.03%
Collateralized mortgage obligation	—	—%	45	4.93%	—	—%	309,608	4.05%	309,653	4.05%
Mortgage-backed securities	—	—%	2,943	5.25%	6,050	4.78%	232,230	2.21%	241,223	2.32%
Other	—	—%	—	—%	—	—%	16,176	2.85%	16,176	2.85%
Total HTM investment securities	—	—%	41,708	1.72%	49,442	2.26%	1,620,764	2.47%	1,711,914	2.44%
Total investment securities	$796,538	4.72%	$690,527	4.34%	$249,593	3.40%	$1,658,471	2.54%	$3,395,129	3.48%

The following table presents the fair value of AFS and the amortized cost of HTM investment securities portfolios by Moody’s credit ratings at December 31, 2024.

(Dollars in thousands)	U.S. Treasury	Agency	Corporate	Municipal Bonds	Collateralized Mortgage Obligations	Mortgage-backed Securities	Other	Total	%
Aaa - Aa3	$1,166,085	$1,108	$—	$1,144,862	$433,417	$241,223	$—	$2,986,695	88.0%
A1 - A3	—	—	194,739	—	—	—	—	194,739	5.7%
Baa1 - Baa3	—	—	197,519	—	—	—	16,176	213,695	6.3%
Total	$1,166,085	$1,108	$392,258	$1,144,862	$433,417	$241,223	$16,176	$3,395,129	100.0%

All of the municipal bond securities in our portfolio have an underlying rating of investment grade, with the majority insured by the largest bond insurance companies to bring each of these securities to a Moody’s A rating or better. The Company has predominantly purchased general obligation bonds that are risk-weighted at 20% for regulatory capital purposes. The Company reduces its exposure to any single adverse event by holding securities from geographically diversified municipalities. We continue to monitor the quality of our municipal bond portfolio in accordance with current financial conditions.

The following is a listing of the breakdown by state for our municipal holdings, for all states with greater than 5% of the portfolio listed as of December 31, 2024. At December 31, 2024, approximately 74% of the Texas issues are insured by The Texas Permanent School Fund.

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Fair Value	% of Municipal
Issuer
Texas	$533,148	$414,938	46.0%
California	89,427	64,786	7.2%
Georgia	79,436	64,779	7.2%
Washington	63,339	54,143	6.0%
Massachusetts	66,265	51,913	5.8%
Oregon	64,218	47,362	5.2%
Other	249,029	204,533	22.6%
Total municipal securities	$1,144,862	$902,454	100.0%

Loans

Loans held for investment totaled $12.04 billion at December 31, 2024, a decrease of $1.25 billion, or 9.4%, from $13.29 billion at December 31, 2023. The decrease was primarily a result of loan maturities and prepayments, partially offset by loan originations and purchases. Since December 31, 2023, investor loans secured by real estate decreased $711.0 million, commercial loans decreased $413.5 million, and business loans secured by real estate decreased $251.8 million, and retail loans increased $113.8 million. The increase in retail loans was driven by the purchase of single family residential loans. While total commercial loans decreased during 2024, the commercial line average utilization rate increased from 37% for the year ended December 31, 2023 to 41% for the year ended December 31, 2024. The decline in loans from prior year-end reflects the strategic actions we have taken to maintain a disciplined approach to our loan production and pricing and prudent credit underwriting standards, in order to manage our balance sheet and capital position as well as a lower level of loan demand, and focus on bringing high quality banking relationships into the organization. During the fourth quarter of 2024, we took strategic steps, including pricing adjustments as well as building and deepening relationships with our new and existing our customers, to positively impact new loan originations and loan retention, particularly in multifamily, C&I, CRE, and construction loans. In addition to organic loan growth, we purchased $401.3 million in commercial and industrial loans and $116.3 million in single family residential loans.

The total end of period weighted average interest rate on loans, excluding fees and discounts, as of December 31, 2024 was 4.78%, compared to 4.87% at December 31, 2023. The year-over-year decrease was largely the result of new loan fundings at lower coupon rates and the repricing of existing loans in response to decreases in benchmark interest rates, as well as customers paying down and paying off higher-rate loans.

Loans held for sale primarily represents the guaranteed portion of SBA loans, which the Bank originates for sale. At December 31, 2024, the Bank had $2.3 million loans held for sale, compared to none at December 31, 2023.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	December 31, 2024			December 31, 2023
(Dollars in thousands)	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
Investor loans secured by real estate
CRE non-owner-occupied	$2,131,112	17.7%	4.80%	$2,421,772	18.2%	4.72%
Multifamily	5,326,009	44.2%	4.05%	5,645,310	42.5%	3.97%
Construction and land	379,143	3.1%	8.17%	472,544	3.5%	9.08%
SBA secured by real estate	28,777	0.2%	8.73%	36,400	0.3%	9.37%
Total investor loans secured by real estate	7,865,041	65.2%	4.47%	8,576,026	64.5%	4.49%
Business loans secured by real estate
CRE owner-occupied	1,995,144	16.6%	4.42%	2,191,334	16.5%	4.36%
Franchise real estate secured	255,694	2.1%	4.85%	304,514	2.3%	4.77%
SBA secured by real estate	43,978	0.4%	8.51%	50,741	0.4%	9.02%
Total business loans secured by real estate	2,294,816	19.1%	4.54%	2,546,589	19.2%	4.50%
Commercial loans
Commercial and industrial	1,486,340	12.3%	6.44%	1,790,608	13.5%	7.07%
Franchise non-real estate secured	213,357	1.8%	5.17%	319,721	2.4%	5.01%
SBA non-real estate secured	8,086	0.1%	9.50%	10,926	0.1%	9.90%
Total commercial loans	1,707,783	14.2%	6.30%	2,121,255	16.0%	6.78%
Retail loans
Single family residential	186,739	1.6%	6.87%	72,752	0.5%	7.01%
Consumer	1,804	—%	9.44%	1,949	—%	6.66%
Total retail loans	188,543	1.6%	6.90%	74,701	0.5%	7.00%
Loans held for investment before basis adjustment (1)	12,056,183	100.1%	4.78%	13,318,571	100.2%	4.87%
Basis adjustment associated with fair value hedge (2)	(16,442)	(0.1)%		(29,551)	(0.2)%
Loans held for investment	12,039,741	100.0%		13,289,020	100.0%
Allowance for credit losses for loans held for investment	(178,186)			(192,471)
Loans held for investment, net	$11,861,555			$13,096,549

Total unfunded commitments	$1,532,623			$1,703,470
Loans held for sale, at lower of cost or fair value	$2,315			$—
______________________________
(1) Includes unamortized net purchase premiums of $9.1 million and $4.0 million, net deferred origination costs (fees) of $1.1 million and $(74,000), and unaccreted fair value net purchase discounts of $33.2 million and $43.3 million as of December 31, 2024 and 2023, respectively.
(2) Represents the basis adjustment associated with the application of hedge accounting on certain loans. The basis adjustment will be allocated to the amortized cost of associated loans within the closed portfolio if the hedge is discontinued. Refer to Note 19 – Derivative Instruments for additional information.

We also have a granular and geographically diverse set of lending relationships. In the tables below, we show the segmentation and geographic dispersion of certain loan portfolios as of December 31, 2024 and December 31, 2023.

CRE Non-Owner-Occupied. CRE non-owner-occupied loans totaled $2.13 billion at December 31, 2024 and $2.42 billion at December 31, 2023. We originate loans that are secured by investor owned CRE, such as retail centers, small office locations, light industrial buildings, and mixed-use commercial properties located in our primary market areas. We believe this loan portfolio is well-balanced by geography and by property type as presented below:

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	%	Amount	%
By Property Type
Hotel and Motel	$273,897	13%	$285,906	12%
Industrial	265,437	12%	306,811	13%
Office	556,351	26%	621,857	26%
Retail	658,238	31%	809,716	33%
Other	377,189	18%	397,482	16%
Total CRE non-owner-occupied	$2,131,112	100%	$2,421,772	100%

By Geography(1)
California:
Los Angeles	$550,187	26%	$632,267	26%
Orange	306,388	14%	344,667	14%
Riverside	117,482	6%	133,520	5%
San Bernardino	48,301	2%	67,483	3%
San Diego	146,102	7%	170,847	7%
San Luis Obispo	166,996	8%	179,740	7%
Santa Barbara	62,915	3%	71,779	3%
Ventura	21,224	1%	21,201	1%
Other CA	186,529	9%	209,259	9%
Arizona	156,464	7%	168,312	7%
Nevada	120,493	6%	140,103	6%
Washington	70,571	3%	89,101	4%
Other States	177,460	8%	193,493	8%
Total CRE non-owner-occupied	$2,131,112	100%	$2,421,772	100%
______________________________
(1) Based on location of primary real property collateral. All California information is by respective county.

Multifamily. Multifamily loans totaled $5.33 billion at December 31, 2024 and $5.65 billion at December 31, 2023. We originate loans secured by multifamily residential properties (five units and greater) located in our primary market areas. These lending relationships consist of seasoned owners of multifamily properties with extensive operating experience. The loans are stratified by number of units and physical location below:

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	%	Amount	%
By Number of Units
10 or fewer units	$1,018,112	19%	$1,079,854	19%
11-25 units	1,562,806	29%	1,606,326	29%
26-50 units	1,033,483	20%	1,097,250	19%
51-100 units	1,031,461	19%	1,090,924	19%
101+ units	680,147	13%	770,956	14%
Total Multifamily	$5,326,009	100%	$5,645,310	100%

By Geography(1)
California:
Los Angeles	$2,070,683	39%	$2,154,693	38%
Orange	191,818	3%	196,622	4%
Riverside	104,877	2%	111,809	2%
San Bernardino	135,016	2%	138,455	2%
San Diego	343,632	6%	359,556	6%
San Luis Obispo	23,112	1%	25,225	1%
Santa Barbara	38,055	1%	43,499	1%
Ventura	39,967	1%	40,361	1%
Other CA	657,237	12%	715,844	13%
Arizona	419,761	8%	437,613	8%
Nevada	149,943	3%	158,237	3%
Washington	635,171	12%	689,144	12%
Other States	516,737	10%	574,252	9%
Total Multifamily	$5,326,009	100%	$5,645,310	100%
______________________________
(1) Based on location of primary real property collateral. All California information is by respective county.

CRE Owner-Occupied. CRE owner-occupied loans totaled $2.00 billion at December 31, 2024 and $2.19 billion at December 31, 2023. We originate business loans secured by owner-occupied CRE, such as light industrial buildings, mixed-use commercial properties, and small office locations for professional services located in our primary market areas. These loans are underwritten and analyzed based on each business’s cash flows. We believe this portfolio is well-diversified by industry, with a geography covering California and the Western U.S.:

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	%	Amount	%
By Industry(1)
Accommodation and Food Services	$108,194	5%	$143,398	6%
Administrative and Support	61,419	3%	62,286	3%
Agriculture	91,119	4%	101,344	5%
Construction	134,580	7%	149,821	7%
Educational Services	156,161	8%	171,858	8%
Entertainment	68,939	3%	72,801	3%
Financial Services	36,936	2%	37,938	2%
Health Care	293,535	15%	292,813	13%
Manufacturing	216,204	11%	237,147	11%
Other Services	222,140	11%	233,625	11%
Professional Services	93,082	5%	101,027	5%
Real Estate	92,678	5%	132,824	6%
Retail Trade	180,564	9%	209,609	9%
Transport and Warehouse	39,118	2%	41,445	2%
Wholesale Trade	171,372	9%	173,371	8%
Other	29,103	1%	30,027	1%
Total CRE owner-occupied	$1,995,144	100%	$2,191,334	100%

By Geography(2)
California:
Los Angeles	$628,759	32%	$684,079	31%
Orange	190,254	10%	222,742	10%
Riverside	325,295	16%	350,277	16%
San Bernardino	180,647	9%	192,695	9%
San Diego	122,555	6%	134,120	6%
San Luis Obispo	82,597	4%	99,441	5%
Santa Barbara	107,251	5%	114,758	5%
Ventura	42,617	2%	55,101	3%
Other CA	127,515	7%	137,428	6%
Arizona	57,865	3%	58,872	3%
Nevada	46,000	2%	48,713	2%
Washington	18,527	1%	19,950	1%
Other States	65,262	3%	73,158	3%
Total CRE owner-occupied	$1,995,144	100%	$2,191,334	100%
______________________________
(1) Distribution by North American Industry Classification System (NAICS)
(2) Based on location of primary real property collateral. All California information is by respective county.

Commercial & Industrial. C&I loans totaled $1.49 billion at December 31, 2024 and $1.79 billion at December 31, 2023. We originate C&I loans secured by various business assets, including inventory, receivables, machinery, and equipment. Loan types include revolving lines of credit, term loans, seasonal loans, and loans secured by liquid collateral such as cash deposits or marketable securities. These loans are underwritten and analyzed based on each business’s cash flows. During the fourth quarter of 2024, we also complemented our organic loan origination with strategic loan purchases and participations of $401.3 million in C&I loans. This portfolio includes loans to small and middle market businesses by industry and by geography as shown below:

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	%	Amount	%
By Industry(1)
Accommodation and Food Services	$56,791	4%	$17,622	1%
Administrative	58,184	4%	55,663	3%
Agriculture	26,893	2%	48,766	3%
Construction	141,109	9%	372,965	21%
Educational Services	29,145	2%	32,909	2%
Entertainment	62,637	4%	31,486	2%
Financial Services	82,553	6%	328,856	18%
Health Care	55,665	4%	57,428	3%
Information	21,312	1%	39,008	2%
Manufacturing	315,118	21%	176,248	10%
Other Services	115,523	8%	126,731	7%
Professional Services	80,248	5%	85,928	5%
Public Administration	156,010	11%	174,378	10%
Real Estate	109,742	7%	149,835	8%
Retail Trade	37,529	3%	25,626	1%
Transport and Warehouse	70,244	5%	28,651	2%
Wholesale Trade	62,019	4%	37,547	2%
Other	5,618	—%	961	—%
Total Commercial and industrial	$1,486,340	100%	$1,790,608	100%

By Geography(2)
California:
Los Angeles	$252,632	17%	$624,418	35%
Orange	226,331	15%	263,012	15%
Riverside	72,770	5%	123,920	7%
San Bernardino	51,960	4%	65,121	4%
San Diego	95,473	6%	126,541	7%
San Luis Obispo	37,517	3%	59,314	3%
Santa Barbara	19,671	1%	35,556	2%
Ventura	21,005	1%	38,463	2%
Other CA	135,608	9%	164,069	9%
Arizona	10,630	1%	47,610	3%
Nevada	21,989	2%	22,530	1%
Washington	48,771	3%	59,187	3%
Other States(3)	491,983	33%	160,867	9%
Total Commercial and industrial	$1,486,340	100%	$1,790,608	100%
__________________________________________________
(1) Distribution by North American Industry Classification System (NAICS)
(2) Based on location of primary real property collateral if available, otherwise borrower address is used. All California information is by respective county.
(3) Other states are primarily comprised of loans purchased and participated outside our primary geographic footprint. As of December 31, 2024, Pennsylvania and Georgia represented $79.5 million, or 5%, and $59.7 million, or 4%, of total C&I loans, respectively, and no other state exceeded 4% of total C&I loans.

The following table shows the contractual maturity of the Company’s loans without consideration of prepayment assumptions, at the date indicated:

	December 31, 2024
(Dollars in thousands)	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years through Fifteen Years	Due after Fifteen Years	Total
Investor loans secured by real estate
CRE non-owner-occupied	$153,427	$850,627	$1,026,098	$100,960	$2,131,112
Multifamily	78,473	825,219	3,592,558	829,759	5,326,009
Construction and land	356,591	21,040	1,512	—	379,143
SBA secured by real estate	—	—	1,679	27,098	28,777
Total investor loans secured by real estate	588,491	1,696,886	4,621,847	957,817	7,865,041
Business loans secured by real estate
CRE owner-occupied	67,351	475,390	1,265,019	187,384	1,995,144
Franchise real estate secured	2,388	39,309	196,318	17,679	255,694
SBA secured by real estate	46	529	10,344	33,059	43,978
Total business loans secured by real estate	69,785	515,228	1,471,681	238,122	2,294,816
Commercial loans
Commercial and industrial	381,954	603,483	492,327	8,576	1,486,340
Franchise non-real estate secured	8,506	91,383	113,468	—	213,357
SBA not secured by real estate	67	2,203	5,816	—	8,086
Total commercial loans	390,527	697,069	611,611	8,576	1,707,783
Retail loans
Single family residential	1,199	490	5,259	179,791	186,739
Consumer loans	1,222	236	239	107	1,804
Total retail loans	2,421	726	5,498	179,898	188,543
Loans held for investment before basis adjustment	1,051,224	2,909,909	6,710,637	1,384,413	12,056,183
Basis adjustment associated with fair value hedge (1)	—	—	—	—	(16,442)
Loans held for investment	1,051,224	2,909,909	6,710,637	1,384,413	12,039,741
______________________________
(1) Represents the basis adjustment associated with the application of hedge accounting on certain loans. Refer to Note 19 – Derivative Instruments for additional information.

The following table sets forth loans held for investment at December 31, 2024 that are contractually due after December 31, 2025 and whether such loans have fixed interest rates or adjustable interest rates.

	At December 31, 2024 Loans Due After December 31, 2025
(Dollars in thousands)	Fixed	Adjustable	Total
Investor loans secured by real estate
CRE non-owner-occupied	$916,647	$1,061,038	$1,977,685
Multifamily	508,456	4,739,080	5,247,536
Construction and land	230	22,322	22,552
SBA secured by real estate	409	28,368	28,777
Total investor loans secured by real estate	1,425,742	5,850,808	7,276,550
Business loans secured by real estate
CRE owner-occupied	1,320,842	606,951	1,927,793
Franchise real estate secured	57,296	196,010	253,306
SBA secured by real estate	466	43,466	43,932
Total business loans secured by real estate	1,378,604	846,427	2,225,031
Commercial loans
Commercial and industrial	410,648	693,738	1,104,386
Franchise non-real estate secured	21,272	183,579	204,851
SBA not secured by real estate	1,194	6,825	8,019
Total commercial loans	433,114	884,142	1,317,256
Retail loans
Single family residential	74,206	111,334	185,540
Consumer loans	397	185	582
Total retail loans	74,603	111,519	186,122
Loans held for investment before basis adjustment (1)	$3,312,063	$7,692,896	$11,004,959
______________________________
(1) Excludes the basis adjustment of $16.4 million to the carrying amount of certain loans included in fair value hedging relationships. Refer to Note 19 – Derivative Instruments for additional information.

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally will develop a plan with the borrower to remediate the problem or initiate proceedings to pursue our remedies under the loan documents. For loans secured by real estate, we provide the required notices to the borrower and make any required filings, and commence foreclosure proceedings if necessary. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. At December 31, 2024, loans delinquent 30 or more days as a percentage of total loans held for investment was 0.02%, compared to 0.08% at December 31, 2023.

The following table sets forth delinquencies in the Company’s loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Loan Balance	# of Loans	Loan Balance	# of Loans	Loan Balance	# of Loans	Loan Balance
December 31, 2024
Commercial loans
Commercial and industrial	5	824	3	349	2	1,241	10	2,414
SBA non-real estate secured	2	49	—	—	1	20	3	69
Total commercial loans	7	873	3	349	3	1,261	13	2,483
Retail loans
Single family residential	1	136	—	—	—	—	1	136
Total retail loans	1	136	—	—	—	—	1	136
Total	8	$1,009	3	$349	3	$1,261	14	$2,619
Delinquent loans to loans held for investment		0.01%		—%		0.01%		0.02%

December 31, 2023
Investor loans secured by real estate
CRE non-owner-occupied	—	$—	—	$—	1	$412	1	$412
SBA secured by real estate	—	—	—	—	1	420	1	420
Total investor loans secured by real estate	—	—	—	—	2	832	2	832
Business loans secured by real estate
CRE owner-occupied	—	—	—	—	3	4,655	3	4,655
Franchise real estate secured	1	292	—	—	—	—	1	292
SBA secured by real estate	1	137	—	—	—	—	1	137
Total business loans secured by real estate	2	429	—	—	3	4,655	5	5,084
Commercial loans
Commercial and industrial	7	228	9	1,294	1	231	17	1,753
Franchise non-real estate secured	7	1,559	—	—	—	—	7	1,559
SBA non-real estate secured	1	249	—	—	2	558	3	807
Total commercial loans	15	2,036	9	1,294	3	789	27	4,119
Retail loans
Single family residential	1	19	—	—	—	—	1	19
Total retail loans	1	19	—	—	—	—	1	19
Total	18	$2,484	9	$1,294	8	$6,276	35	$10,054
Delinquent loans to loans held for investment		0.02%		0.01%		0.05%		0.08%

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

•Principal forgiveness
•Interest rate reduction
•Other-than-insignificant payment delay
•Term extension
•Any combination of the above

See Note 1 – Description of Business and Summary of Significant Accounting Policies and Note 4 – Loans Held for Investment of the notes to our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional discussions on MLTBs.

As of December 31, 2024, the Company had one MLTB of $13.6 million, the modification of which involved a combination of other-than-insignificant payment delays and a term extension. During the year ended December 31, 2024, there were no MLTBs that had a payment default and had been modified within the 12 months preceding the payment default.

As of December 31, 2023, the Company had two syndicated C&I participation MLTBs of $12.6 million to one borrower, the modification of which involved other-than-insignificant payment delays. During the year ended December 31, 2023, there were no MLTBs that had a payment default and had been modified within the 12 months preceding the payment default.

Credit Quality

We separate our loans by type, and we segregate the loans into various risk grade categories of “Pass,” “Special Mention,” “Substandard,” “Doubtful,” or “Loss.” Classified loans consist of those with a credit risk rating of substandard, doubtful, or loss. For additional information on the Company’s credit quality and credit risk grades, see Note 4 – Loans Held for Investment of the notes to the audited consolidated financial statements in this Annual Report on Form 10-K.

Classified loans totaled $106.2 million, or 0.88% of loans held for investment, at December 31, 2024, compared to $142.0 million, or 1.07% of loans held for investment, at December 31, 2023. The decrease was primarily driven by the decline in classified C&I loans and franchise loans during the year ended December 31, 2024.

The following tables stratify the loan portfolio by the Company’s internal risk grading as of the dates indicated:

	Credit Risk Grades
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2024
Investor loans secured by real estate
CRE non-owner-occupied	$2,093,693	$4,449	$32,970	$—	$2,131,112
Multifamily	5,298,289	27,720	—	—	5,326,009
Construction and land	369,335	9,808	—	—	379,143
SBA secured by real estate	24,048	—	4,729	—	28,777
Total investor loans secured by real estate	7,785,365	41,977	37,699	—	7,865,041
Business loans secured by real estate
CRE owner-occupied	1,916,321	38,389	40,434	—	1,995,144
Franchise real estate secured	241,010	14,684	—	—	255,694
SBA secured by real estate	40,861	—	3,117	—	43,978
Total business loans secured by real estate	2,198,192	53,073	43,551	—	2,294,816
Commercial loans
Commercial and industrial	1,455,916	12,838	14,701	2,885	1,486,340
Franchise non-real estate secured	205,437	702	7,218	—	213,357
SBA non-real estate secured	7,891	—	195	—	8,086
Total commercial loans	1,669,244	13,540	22,114	2,885	1,707,783
Retail loans
Single family residential	186,739	—	—	—	186,739
Consumer loans	1,804	—	—	—	1,804
Total retail loans	188,543	—	—	—	188,543
Loans held for investment before basis adjustment (1)	$11,841,344	$108,590	$103,364	$2,885	$12,056,183

December 31, 2023
Investor loans secured by real estate
CRE non-owner-occupied	$2,406,719	$6,966	$8,087	$—	$2,421,772
Multifamily	5,633,682	11,628	—	—	5,645,310
Construction and land	472,544	—	—	—	472,544
SBA secured by real estate	28,271	—	8,129	—	36,400
Total investor loans secured by real estate	8,541,216	18,594	16,216	—	8,576,026
Business loans secured by real estate
CRE owner-occupied	2,117,985	34,480	38,869	—	2,191,334
Franchise real estate secured	288,013	9,674	6,827	—	304,514
SBA secured by real estate	45,586	619	4,536	—	50,741
Total business loans secured by real estate	2,451,584	44,773	50,232	—	2,546,589
Commercial loans
Commercial and industrial	1,651,102	81,250	53,714	4,542	1,790,608
Franchise non-real estate secured	299,189	4,230	16,302	—	319,721
SBA non-real estate secured	9,970	—	956	—	10,926
Total commercial loans	1,960,261	85,480	70,972	4,542	2,121,255
Retail loans
Single family residential	72,752	—	—	—	72,752
Consumer loans	1,949	—	—	—	1,949
Total retail loans	74,701	—	—	—	74,701
Loans held for investment before basis adjustment (1)	$13,027,762	$148,847	$137,420	$4,542	$13,318,571
______________________________
(1) Excludes the basis adjustment of $16.4 million and $29.6 million to the carrying amount of certain loans included in fair value hedging relationships at December 31, 2024 and 2023 . Refer to Note 19 – Derivative Instruments for additional information.

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

Nonperforming assets increased by $3.8 million to $28.9 million, or 0.16% of total assets, at December 31, 2024, compared to $25.1 million, or 0.13% of total assets, at December 31, 2023. The increase in nonperforming assets at December 31, 2024 was primarily the result of a single, diversified commercial banking relationship with CRE non-owner-occupied loans totaling $15.4 million which were current as of December 31, 2024.

At December 31, 2024, nonperforming loans totaled $28.0 million, or 0.23% of loans held for investment, an increase from $24.8 million, or 0.19% of loans held for investment, at December 31, 2023.

At December 31, 2024, the Company reported $825,000 of nonperforming loans held for sale, included in nonperforming assets, compared to none at December 31, 2023.

At December 31, 2024, the Company had no OREO, compared to $248,000 OREO at December 31, 2023.

The Company had no loans 90 days or more past due and still accruing at December 31, 2024 and 2023.

The following table sets forth the composition of nonperforming assets at the dates indicated:

	December 31,
(Dollars in thousands)	2024	2023
Nonperforming assets
Investor loans secured by real estate
CRE non-owner-occupied	$15,423	$412
SBA secured by real estate	409	1,205
Total investor real estate secured loans	15,832	1,617
Business loans secured by real estate
CRE owner-occupied	—	8,666
Total business loans secured by real estate	—	8,666
Commercial loans
Commercial and industrial	12,179	13,976
SBA non-real estate secured	20	558
Total commercial loans	12,199	14,534
Total nonperforming loans held for investment	28,031	24,817
Nonperforming loans held for sale	825	—
Other real estate owned	—	248
Total nonperforming assets	$28,856	$25,065

Allowance for credit losses	$178,186	$192,471
Allowance for credit losses as a percent of total nonperforming loans	636%	776%
Nonperforming loans as a percent of loans held for investment	0.23%	0.19%
Nonperforming assets as a percent of total assets	0.16%	0.13%
MLTBs included in nonperforming loans	$13,563	$12,595

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

The Company’s ACL includes assumptions concerning current and future economic conditions using reasonable and supportable forecasts from an independent third party. These economic forecast scenarios are based on past events, current conditions, and the likelihood of future events occurring. Management periodically evaluates economic scenarios used in the Company’s ACL model, and thus the scenarios as well as the assumptions within those scenarios, and whether to use a weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events. As of December 31, 2024, the Company’s ACL model used three weighted scenarios representing a base-case scenario, an upside scenario, and a downside scenario. The use of three weighted scenarios at December 31, 2024 is consistent with the approach used in the Company’s ACL model at December 31, 2023. The Company’s ACL model at December 31, 2024 includes assumptions concerning the interest rate environment, general uncertainty concerning future economic conditions, and the potential for future recessionary conditions. The Company has identified certain economic variables that have significant influence in the Company’s model for determining the ACL. These key economic variables include forecasted changes in the U.S. unemployment rate, U.S. real GDP growth, CRE prices, and interest rates.

The Company considers the need for qualitative adjustments to the ACL on a quarterly basis. Qualitative adjustments may be related to and include, but not be limited to, factors such as (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization-specific risks such as credit concentrations, collateral-specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL. Qualitative adjustments at December 31, 2024 served to increase or decrease the level of allocated ACL to these segments of the loan portfolio: investor loans secured by real estate and retail loans.

The following charts quantify certain factors attributing to the changes in the ACL on loans held for investment for the years ended December 31, 2024 and 2023:

ACL change attributions ($ in millions) (1)

_________________________
(1) Certain factors attributing to the changes in the ACL for 2023 have been reclassified to conform to the 2024 presentation.

For additional information on the provision for credit losses, ACL on loans, and ACL for off-balance sheet commitments related to unfunded loans and lines of credit, refer to “Provision for Credit Losses” presented under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 – Allowance for Credit Losses to the Notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

At December 31, 2024 and 2023, the Company believes the ACL was adequate to cover current expected credit losses in the loan portfolio. However, no assurance can be given that we will not, in any particular period, sustain credit losses that exceed the amount reserved, or that subsequent evaluation of our loan portfolio, in light of prevailing factors, including economic conditions that may adversely affect our market area or other circumstances, will not require significant increases in the ACL. In addition, regulatory agencies, as an integral part of their examination process, periodically review our ACL and may require us to recognize changes to the ACL based on judgments different from those of management. Should any of the factors considered by management in evaluating the appropriate level of the ACL change, including the size and composition of the loan portfolio, the credit quality of the loan portfolio, as well as forecasts of future economic conditions, the Company’s estimate of current expected credit losses could also significantly change and affect the level of future provisions for credit losses.

The following table sets forth the Company’s ACL, its corresponding percentage of the loan category balance, and the percent of loan balance to total loans held for investment in each of the loan categories listed as of the dates indicated:

	December 31, 2024			December 31, 2023
(Dollars in thousands)	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
Investor loans secured by real estate
CRE non-owner-occupied	$26,408	1.24%	17.7%	$31,030	1.28%	18.2%
Multifamily	53,305	1.00%	44.2%	56,312	1.00%	42.5%
Construction and land	5,230	1.38%	3.1%	9,314	1.97%	3.5%
SBA secured by real estate	1,722	5.98%	0.2%	2,182	5.99%	0.3%
Total investor loans secured by real estate	86,665	1.10%	65.2%	98,838	1.15%	64.5%
Business loans secured by real estate
CRE owner-occupied	31,794	1.59%	16.6%	28,787	1.31%	16.5%
Franchise real estate secured	5,836	2.28%	2.1%	7,499	2.46%	2.3%
SBA secured by real estate	3,831	8.71%	0.4%	4,427	8.72%	0.4%
Total business loans secured by real estate	41,461	1.81%	19.1%	40,713	1.60%	19.2%
Commercial loans
Commercial and industrial	37,603	2.53%	12.3%	36,692	2.05%	13.5%
Franchise non-real estate secured	10,794	5.06%	1.8%	15,131	4.73%	2.4%
SBA non-real estate secured	359	4.44%	0.1%	458	4.19%	0.1%
Total commercial loans	48,756	2.85%	14.2%	52,281	2.46%	16.0%
Retail loans
Single family residential	1,193	0.64%	1.6%	505	0.69%	0.5%
Consumer loans	111	6.15%	—%	134	6.88%	—%
Total retail loans	1,304	0.69%	1.6%	639	0.86%	0.5%
Total (1)	$178,186	1.48%	100.0%	$192,471	1.45%	100.0%
______________________________
(1) Total loans utilized in the calculation of the ratio of ACL to total loans held for investment includes $16.4 million and $29.6 million of the basis adjustment of certain loans used in fair value hedging relationships for the years ended December 31, 2024 and December 31, 2023, respectively. Refer to Note 19 – Derivative Instruments to the Notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

At December 31, 2024, the ratio of ACL to loans held for investment was 1.48%, an increase from 1.45% at December 31, 2023. Our unamortized fair value discount on the loans acquired totaled $33.2 million, or 0.28% of total loans held for investment, at December 31, 2024, compared to $43.3 million, or 0.33% of total loans held for investment, at December 31, 2023.

The following table sets forth the Company’s net charge-offs as a percentage of the average loan held for investment balances in each of the loan categories, as well as other credit related percentages at and for the periods indicated:

	As of and for the Year Ended December 31,
	2024			2023			2022
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Investor loans secured by real estate
CRE non-owner-occupied	$5,983	$2,257,590	0.27%	$3,313	$2,561,815	0.13%	$4,760	$2,757,855	0.17%
Multifamily	7,367	5,476,172	0.13%	1,871	5,826,922	0.03%	—	6,101,168	—%
Construction and land	—	456,214	—%	—	435,511	—%	—	342,461	—%
SBA secured by real estate	502	33,311	1.51%	108	39,060	0.28%	70	44,880	0.16%
Total investor loans secured by real estate	13,852	8,223,287	0.17%	5,292	8,863,308	0.06%	4,830	9,246,364	0.05%
Business loans secured by real estate
CRE owner-occupied	5,799	2,092,365	0.28%	2,330	2,284,912	0.10%	(56)	2,411,754	—%
Franchise real estate secured	212	277,637	0.08%	—	335,363	—%	—	382,546	—%
SBA secured by real estate	(5)	46,508	(0.01)%	(248)	56,749	(0.44)%	—	70,518	—%
Total business loans secured by real estate	6,006	2,416,510	0.25%	2,082	2,677,024	0.08%	(56)	2,864,818	—%
Commercial loans
Commercial and industrial	3,215	1,496,189	0.21%	9,433	1,825,399	0.52%	5,483	2,203,087	0.25%
Franchise non-real estate secured	(3,509)	264,633	(1.33)%	(150)	359,467	(0.04)%	448	402,356	0.11%
SBA non-real estate secured	(5)	10,236	(0.05)%	(4)	11,431	(0.03)%	(1)	12,490	(0.01)%
Total commercial loans	(299)	1,771,058	(0.02)%	9,279	2,196,297	0.42%	5,930	2,617,933	0.23%
Retail loans
Single family residential	(3)	75,525	—%	89	71,488	0.12%	(148)	78,253	(0.19)%
Consumer	892	1,807	49.36%	861	2,620	32.86%	4	4,173	0.10%
Total retail loans	889	77,332	1.15%	950	74,108	1.28%	(144)	82,426	(0.17)%
Total (1)	$20,448	$12,462,199	0.16%	$17,603	$13,759,533	0.13%	$10,560	$14,767,218	0.07%

Allowance for credit losses to loans held for investment			1.48%			1.45%			1.33%
Nonperforming loans to loans held for investment			0.23%			0.19%			0.21%
Allowance for credit losses to nonperforming loans			636%			776%			633%
______________________________
(1) Average loan balance includes $26.0 million, $51.2 million, and $44.3 million of average basis adjustment of certain loans included in fair value hedging relationships for the years ended December 31, 2024, 2023, and 2022, respectively. Refer to Note 19 – Derivative Instruments to the Notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

Deposits

At December 31, 2024, total deposits were $14.46 billion, a decrease of $531.9 million, or 3.5%, from December 31, 2023. The decrease in deposits was primarily driven by decreases of $315.8 million in noninterest-bearing checking, $310.1 million in brokered certificates of deposit, $30.5 million in money market and savings, and $811,000 in interest-bearing checking, partially offset by an increase of $125.3 million in retail certificates of deposit.

At December 31, 2024, non-maturity deposits totaled $12.35 billion, or 85.4% of total deposits, a decrease of $347.1 million, or 2.7% from December 31, 2023. The decrease was primarily in noninterest-bearing checking, attributable to clients utilizing their deposits to prepay or pay down loans, reduced funding needs, as well as redeploying funds into higher yielding alternatives due to elevated benchmark interest rates during 2024.

At December 31, 2024, maturity deposits totaled $2.11 billion, a decrease of $184.8 million, or 8.1%, from December 31, 2023. The decrease was primarily driven by a reduction of $310.1 million in brokered certificates of deposit, offset in part by an increase of $125.3 million in retail certificates of deposit.

The following table sets forth the average balance of deposit accounts and the weighted average rates paid for the periods indicated:

	For the Year Ended December 31,
	2024		2023
(Dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
Deposits
Noninterest-bearing checking	$4,808,084	—%	$5,564,887	—%
Interest-bearing checking	2,793,146	1.53%	3,152,823	1.16%
Money market	4,647,811	2.28%	4,667,007	1.50%
Savings	270,408	0.35%	360,546	0.25%
Retail certificates of deposit	1,855,343	4.62%	1,385,531	3.48%
Wholesale/brokered certificates of deposit	464,619	4.85%	1,434,563	4.31%
Total deposits	$14,839,411	1.74%	$16,565,357	1.31%

The increase in the weighted average cost of deposits in 2024 from 2023 was principally driven by higher pricing across all deposit product categories in the higher interest rate environment during 2024.

The total end-of-period weighted average interest rate of total deposits was 1.72%, an increase from 1.55% at December 31, 2024 and 2023. The increase was principally driven by the increase in deposit costs in the higher interest rate environment during 2024. At December 31, 2024, the end-of-period weighted average rate of non-maturity deposits was 1.24%, compared to 1.04% at December 31, 2023.

As of December 31, 2024, the Bank counted one client, a property management holding company, with deposits of $684.9 million, or 4.7% of total deposits, and 10,764 total deposit accounts. No other individual depositor represented more than 1.4% of our total deposits, and our top 50 depositors represented 12.6% of our total deposits.

Our ratio of loans to deposits was 83.3% and 88.6% at December 31, 2024 and 2023, respectively.

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023
Uninsured deposits	$5,781,072	$5,976,621
The Bank is a member of the IntraFi Network (“IntraFi”), which offers deposit placement services, including both the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Service (“ICS”) programs, that qualify large deposits for FDIC insurance. These reciprocal deposit structures offer protection to depositors by fully insuring deposits with other network banks, thereby helping the Bank retain the full amount of the deposits on its balance sheet.

At December 31, 2024 the Company’s FDIC-insured deposits as a percentage of total deposits was 60%. Insured and collateralized deposits comprised 66% of total deposits at December 31, 2024, which includes federally-insured deposits, $765.6 million of collateralized municipal and tribal deposits, and $45.0 million of privately insured deposits.

The estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $439.8 million at December 31, 2024 and $534.8 million at December 31, 2023. The following table sets forth the maturity distribution of the estimated uninsured time deposits:

(Dollars in thousands)	December 31, 2024	December 31, 2023
3 months or less	$283,029	$236,117
Over 3 months through 6 months	92,215	219,430
Over 6 months through 12 months	60,205	72,756
Over 12 months	4,380	6,532
Total	$439,829	$534,835

Borrowings

Borrowings represent a secondary source of funds for our lending and investing activities. The Company has a variety of borrowing relationships that it can draw upon to fund its activities. At December 31, 2024, total borrowings amounted to $272.4 million, a decrease of $659.4 million, or 70.8%, from December 31, 2023. Total borrowings at December 31, 2024 were comprised of $272.4 million of subordinated debentures. The decrease in borrowings during 2024 was primarily due to $400.0 million in FHLB term advance early redemptions and $200.0 million in FHLB term advance maturity as well as the maturity of $60.0 million of subordinated notes, partially offset by the amortization of subordinated debt issuance costs.

At December 31, 2024, total borrowings represented 1.5% of total assets and had an end-of-period weighted average rate of 6.30%, compared with 4.9% of total assets and an end-of-period weighted average rate of 3.93% at December 31, 2023.

FHLB Advances

The FHLB system functions as a source of credit to financial institutions that are members. Advances are secured by certain real estate loans, investment securities, and the capital stock of the FHLB owned by the Company. Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors. The Company has a line of credit with the FHLB, which provides for advances totaling up to 35% of its assets. At December 31, 2024, the maximum amount we could borrow through the FHLB was $6.27 billion, of which $4.81 billion remained available for borrowing based on collateral pledged of $7.21 billion at carrying value in qualifying real estate loans. At December 31, 2024, the Company had no outstanding FHLB advances, compared to $600.0 million in term FHLB advances at December 31, 2023. As a result of our proactive liquidity management, we were able to reduce FHLB borrowings by $600.0 million during 2024.
Other Borrowings

The Company maintains additional sources of liquidity at the Corporation level. The Corporation renewed the $25.0 million line of credit with U.S. Bank that matured in September 2024 and extended the maturity date to September 24, 2025. At December 31, 2024 and 2023, the Corporation had no outstanding balances against this line.

The Company maintains unsecured lines of credit to purchase federal funds totaling $390.0 million and access through the Federal Reserve Bank’s discount window to borrow $3.84 billion based upon current pledged investment security collateral to be utilized as business needs dictate. Federal funds purchased are short-term in nature and utilized to meet short-term funding needs. The Company did not utilize the Federal Reserve Bank's discount window during 2024.

Subordinated Debentures

At December 31, 2024, total subordinated debentures amounted to $272.4 million with a weighted interest rate of 6.30%, compared to $331.8 million with a weighted interest rate of 5.31% at December 31, 2023. The decrease of $59.4 million, or 17.90%, was primarily driven by the maturity of $60.0 million of subordinated notes, partially offset by the amortization of debt issuance costs.

For additional information, see Note 13 – Subordinated Debentures of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

The following table sets forth certain information regarding the Company’s borrowed funds at or for the years ended on the dates indicated:

	At or For the Year Ended December 31,
(Dollars in thousands)	2024	2023
FHLB Advances
Balance outstanding at end of year	$—	$600,000
Weighted average interest rate at end of year	—%	3.17%
Average balance outstanding	$210,929	$798,630
Weighted average interest rate during the year	3.83%	3.41%
Maximum amount outstanding at any month-end during the year	$600,000	$1,000,000
Other Borrowings
Balance outstanding at end of year	$—	$—
Weighted average interest rate at end of year	—%	—%
Average balance outstanding	$215	$37
Weighted average interest rate during the year	5.92%	6.30%
Maximum amount outstanding at any month-end during the year	$—	$—
Subordinated Debentures
Balance outstanding at end of year	$272,449	$331,842
Weighted average interest rate at end of year	6.30%	5.31%
Average balance outstanding	$312,497	$331,534
Weighted average interest rate during the year	6.22%	5.50%
Maximum amount outstanding at any month-end during the year	$332,267	$331,842
Total Borrowings
Balance outstanding at end of year	$272,449	$931,842
Weighted average interest rate at end of year	6.30%	3.93%
Average balance outstanding	$523,641	$1,130,201
Weighted average interest rate during the year	5.25%	4.03%
Maximum amount outstanding at any month-end during the year	$931,948	$1,331,311

Liquidity and Capital Resources

Liquidity Management

Our primary sources of funds are deposits, principal and interest payments on loans, FHLB advances and other borrowings, and income from investments to meet our financial obligations, which arise primarily from the withdrawal of deposits, extension of credit, and payment of operating expenses. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.

The Bank’s and Company’s Board of Directors is ultimately responsible for ensuring policies and procedures are in place that provide for the safety and soundness management of assets and liabilities of the Bank, including liquidity management and interest rate risk policies to ensure these policies are effectively implemented. At the management level, the Bank’s Asset Liability Committee establishes the liquidity guidelines and reviews its ongoing compliance with the policies approved by the Board.

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

We seek to maintain a level of liquid assets to ensure a safe and sound operation. Our liquid assets are comprised of unrestricted cash, short-term investments, and unpledged AFS investments securities. The levels of these assets are dependent on our operating, lending, and investing activities during any given period. We endeavor to take a prudent, proactive approach to liquidity management, as evidenced by our balance-sheet-oriented initiatives throughout 2024 and 2023. We believe our level of liquid assets is sufficient to meet current anticipated funding needs. As part of our daily monitoring, we calculate a liquidity ratio by dividing the sum of cash balances plus unpledged available-for-sale securities by total deposits, excluding time deposits maturing one year or more, plus FHLB advances maturing within one year. At December 31, 2024, our liquidity ratio was 15.9%, compared with 13.5% at December 31, 2023, which is above the Company’s minimum policy requirement of 10.0%. The Company regularly monitors liquidity, models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

At December 31, 2024, cash and cash equivalents totaled $609.3 million, compared to $936.5 million at December 31, 2023. If additional liquidity is needed or otherwise desired as part of our liquidity management strategy, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve Board’s discount window, brokered deposits, as well as loan and investment securities sales.

At December 31, 2024, the Bank had secured borrowing capacity with the FHLB allowing us to borrow up to 35% of the Bank’s total assets equating to a credit line of $6.27 billion, of which $4.81 billion remained available for borrowing based on collateral pledged by qualifying real estate loans with an aggregate carrying value of $7.21 billion. At December 31, 2024, the Company had no outstanding FHLB advances. Additionally, we had a $3.84 billion line with the FRB discount window secured by investment securities, unsecured lines of credit aggregating to $390.0 million with other correspondent banks from which to purchase federal funds, and AFS investment securities with an aggregate market value of $1.68 billion. Our unused borrowing capacity was $9.03 billion, and the combined readily available liquidity with cash and cash equivalents of $609.3 million, interest-bearing time deposits with financial institutions of $1.2 million, as well as short-term, unpledged, AFS U.S. Treasury securities of $24.6 million, totaled approximately $9.67 billion, with a coverage ratio of 194.5% to uninsured and uncollateralized deposits.

The Company’s primary source of funding is from our ability to generate low-cost commercial and consumer deposits, which totaled $14.46 billion and $15.00 billion as of December 31, 2024 and 2023, respectively. Through our commercial banking teams, 58 branches, electronic banking and call-center delivery channels, we offer a broad array of deposit and treasury management products and services. In addition, we are able to generate low-cost deposits through our specialty business lines. Our Pacific Premier Trust division maintains balances of ancillary custodial client cash assets held in clients’ accounts as deposits at the Bank. Our Commerce Escrow division maintains balances of escrow funds and the sale proceeds of properties to be exchanged in tax-deferred 1031 exchanges as deposits at the Bank. In addition, our HOA & Property Banking division generates deposits through the specialized treasury and cash management deposit products we offer. The Bank’s participation in IntraFi’s CDARS and ICS programs provides our depositors with full deposit insurance coverage of excess balances, while the Bank receives reciprocal deposits from other FDIC-insured banks, and helps the Bank to retain the full amount of the deposits on its balance sheet, enhancing the Company’s funding stability. Our noninterest-bearing deposits as a percentage of total deposits was 31.9% as of December 31, 2024, reflecting our strong client relationship model.

A substantial portion of our loans were funded by our deposits. At December 31, 2024, the Company’s loan-to-deposit ratio was 83.3%, compared with 88.6% at December 31, 2023. The decrease was primarily associated with our loans decreasing at a slightly higher rate relative to our deposits decreasing during the period. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2024 totaled $1.95 billion and are comprised of $200.0 million in brokered certificates of deposit and $1.75 billion in retail certificates of deposit. We anticipate both reducing our higher cost brokered deposits and that the majority of our retail certificates of deposit will renew or transfer to other deposit products of the Bank at prevailing rates, although no assurance can be given. To the extent that deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit, or other sources.

The Bank maintains liquidity guidelines in the Company’s Liquidity Policy that permits the purchase of brokered deposit funds, in an amount not to exceed 15% of total deposits, or 12% of total assets, as a secondary source for funding. At December 31, 2024, the Company had $300.2 million in brokered deposits, which constituted 2.1% of total deposits and 1.7% of total assets. At December 31, 2023, the Company had $610.2 million in brokered deposits, which constituted 4.1% of total deposits and 3.2% of total assets.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Pursuant to the OCC’s “Earnings Limitation Rule,” the Bank’s dividend payments are restricted to an amount equal to the sum of the total of the Bank’s net income for the current year and retained earnings from the preceding two years, unless the OCC approves the declaration and payment of dividends in excess of such amount. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations. During 2024, the Bank paid $219.1 million in dividends to the Corporation, compared to $199.7 million during 2023.

The Corporation maintains a line of credit with U.S. Bank with availability of $25.0 million that will expire on September 24, 2025. The Corporation anticipates renewing the line of credit upon expiration. This line of credit provides an additional source of liquidity at the Corporation level. At December 31, 2024 and 2023, respectively, the Corporation had no outstanding balances against this line of credit.

The Corporation’s ability to declare and pay dividends is subject to the guidance set forth in Federal Reserve’s Supervision and Regulations letter 09-4 (“SR 09-4”). The BHC should serve as a source of managerial and financial strength to its subsidiary banks, and consistent with this premise, hold capital commensurate with its overall risk profile. The board of directors of a BHC should assess carefully, among other things, capital adequacy and ensure that the dividend level is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios. During 2024, the Corporation declared dividends of $127.1 million, or $1.32 per share on its common stock. On January 21, 2025, the Company's Board of Directors declared a $0.33 per share dividend, payable on February 10, 2025 to stockholders of record on February 3, 2025. The Corporation anticipates that it will continue to pay quarterly cash dividends in the future, although there can be no assurance that payment of such dividends will continue or that they will not be reduced. The payment and amount of future dividends remain within the discretion of the Board and will depend on the Corporation’s financial condition and operating results, regulatory limitations, tax considerations, and other factors. Interest on deposits will be paid prior to payment of dividends on the Corporation’s common stock.

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

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs. The following schedule summarizes maturities and principal payments due on our contractual obligations, excluding accrued interest:

	At December 31, 2024
(Dollars in thousands)	Less than 1 year	More than 1 year	Total
Subordinated debentures	$—	$275,000	$275,000
Certificates of deposit	1,951,564	158,386	2,109,950
Operating leases	14,675	48,683	63,358
Affordable housing partnerships commitment	18,111	16,713	34,824
Total contractual cash obligations	$1,984,350	$498,782	$2,483,132

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

	At December 31, 2024
(Dollars in thousands)	Less than 1 year	More than 1 year	Total
Loan commitments to extend credit	$989,910	$500,530	$1,490,440
Standby letters of credit	42,183	—	42,183
Total	$1,032,093	$500,530	$1,532,623

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

As defined in applicable regulations and set forth in the table below, the Corporation and the Bank continue to exceed the regulatory capital minimum requirements, and the Bank continues to exceed the “well capitalized” standards and the required conservation buffer at the dates indicated:

	Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer	Minimum Required For Well Capitalized Requirement	December 31, 2024	December 31, 2023
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	4.00%	N/A	12.31%	11.03%
Common equity tier 1 capital ratio	7.00%	N/A	17.05%	14.32%
Tier 1 capital ratio	8.50%	N/A	17.05%	14.32%
Total capital ratio	10.50%	N/A	20.28%	17.29%

Pacific Premier Bank
Tier 1 leverage ratio	4.00%	5.00%	13.41%	12.43%
Common equity tier 1 capital ratio	7.00%	6.50%	18.57%	16.13%
Tier 1 capital ratio	8.50%	8.00%	18.57%	16.13%
Total capital ratio	10.50%	10.00%	19.82%	17.23%

See Item 1. Business — Supervision and Regulation — Capital Requirements and Prompt Corrective Action Regulations as well as Note 2 – Regulatory Matters and Capital Requirements in the notes to the consolidated financial statements included in Item 8 hereof for additional information of the Bank’s and Corporation’s capital ratios.

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

The following table shows the projected NII and net interest margin of the Company at December 31, 2024 and 2023, assuming instantaneous parallel interest rate shifts in the first month of the following year:

December 31, 2024
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
300	551,991	9,065	1.7	3.42
200	552,383	9,457	1.7	3.42
100	548,931	6,005	1.1	3.40
Static	542,926	—	—	3.36
-100	535,000	(7,926)	(1.5)	3.31
-200	524,599	(18,327)	(3.4)	3.25
-300	514,981	(27,945)	(5.1)	3.19

December 31, 2023
(Dollars in thousands)
	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
300	667,387	40,063	6.4	3.69
200	656,958	29,634	4.7	3.63
100	643,837	16,513	2.6	3.56
Static	627,324	—	—	3.47
-100	601,798	(25,526)	(4.1)	3.33
-200	569,355	(57,969)	(9.2)	3.15
-300	534,151	(93,173)	(14.9)	2.95

The following table shows the EVE and projected change in the EVE of the Company at December 31, 2024 and 2023, assuming instantaneous parallel interest rate shifts in the first month of the following year:

December 31, 2024
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
300	2,737,167	(431,287)	(13.6)	18.52
200	2,948,727	(219,727)	(6.9)	19.43
100	3,141,508	(26,946)	(0.9)	20.16
Static	3,168,454	—	—	19.80
-100	3,116,700	(51,754)	(1.6)	18.99
-200	2,987,732	(180,722)	(5.7)	17.76
-300	2,782,136	(386,318)	(12.2)	16.16

December 31, 2023
(Dollars in thousands)
	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
300	2,918,718	(236,315)	(7.5)	17.70
200	3,073,927	(81,106)	(2.6)	18.11
100	3,155,901	868	—	18.05
Static	3,155,033	—	—	17.51
-100	3,022,479	(132,554)	(4.2)	16.28
-200	2,785,592	(369,441)	(11.7)	14.57
-300	2,445,055	(709,978)	(22.5)	12.42

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pacific Premier Bancorp. Inc.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Pacific Premier Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Pacific Premier Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

The Company uses a discounted cash flow model when determining estimates for the ACL. In developing reasonable and supportable forecasts, management periodically evaluates the appropriateness of economic scenarios and may decide that a particular economic scenario or a combination of probability-weighted economic scenarios should be used in the Company's ACL model. The economic scenarios are comprised of multiple economic variables, which include the U.S. unemployment rate and U.S. real GDP growth rates, among other variables. The discounted cash flow methodology relies on several significant components essential to the development of estimates for future cash flows on loans. These components consist of: the estimated Probability of Default, the estimated Loss Given Default, which represents the estimated severity of the loss when a loan is in default, and the estimated exposure to the Company at default. Changes in economic forecasts, in conjunction with changes in loan specific attributes, have an impact on a loan's probability of default and loss given default, which can drive changes in the determination of the ACL.

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

How the Critical Audit Matter Was Addressed in the Audit:

Our audit procedures related to the ACL described in the preceding paragraph included the following, among others:
•We tested the effectiveness of controls over the (i) selection of the economic forecast scenarios and scenario related weightings by management, (ii) model development and maintenance, (iii) data and data transfers into and out of the models, (iv) determination of the qualitative allowance, and (v) overall calculation and disclosure.
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

The goodwill balance was $901.3 million as of December 31, 2024. The Company’s policy is to assess goodwill for impairment on an annual basis, or more frequently if events or circumstances lead management to believe the value of goodwill may be impaired.

The Company assessed goodwill for impairment by performing a quantitative assessment. The quantitative assessment utilized a combination of an income approach and a market approach. These valuation techniques consider several assumptions, such as (i) estimated future cash flows, (ii) net interest income and the net interest income growth rate, (iii) the discount rate used to present value such cash flows to determine the fair value under the income approach, and (iv) the selection of peer data utilized in the market approach.

Auditing the assessment of goodwill for impairment involves a high degree of subjectivity, including the need to involve our fair value specialists, as it relates to evaluating whether management's judgments in determining estimated future cash flows, the discount rate used to present value such cash flows, and the selection of peer data utilized in the market approach were appropriate.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:
•We tested the effectiveness of controls over the management judgments involved in (i) the estimation of future cash flows, (ii) net interest income and the net interest income growth rate, (iii) the determination of a discount rate used to present value such cash flows to determine the fair value under the income approach, and (iv) the selection of peer data utilized in the market approach.
•We tested the completeness and accuracy of the key data used as inputs in the determination of future cash flows.
•We evaluated the reasonableness of the assumptions utilized by management in the determination of the estimated future cash flows, including the net interest income and the net interest income growth rate.
•We involved our valuation specialists to assist us in evaluating the reasonableness of the estimated future cash flows, the discount rate used to present value cash flows to determine fair value under the income approach, and the selection of peer data utilized in the market approach.

/s/ Deloitte & Touche LLP

Costa Mesa, CA
February 28, 2025

We have served as the Company’s auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Pacific Premier Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Pacific Premier Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 28, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Costa Mesa, CA
February 28, 2025

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	At December 31,
(Dollars in thousands, except share data)	2024	2023
ASSETS
Cash and due from banks	$117,955	$146,696
Interest-bearing deposits with financial institutions	491,375	789,777
Cash and cash equivalents	609,330	936,473
Interest-bearing time deposits with financial institutions	1,246	995
Investments securities held-to-maturity, at amortized cost, net of allowance of $110 and $126 (fair value of $1,428,077 and $1,485,506 as of December 31, 2024 and December 31, 2023, respectively)	1,711,804	1,729,541
Investment securities available-for-sale, at fair value	1,683,215	1,140,071
FHLB, FRB, and other stock	97,539	99,225
Loans held for sale, at lower of cost or fair value	2,315	—
Loans held for investment	12,039,741	13,289,020
Allowance for credit losses	(178,186)	(192,471)
Loans held for investment, net	11,861,555	13,096,549
Accrued interest receivable	67,953	68,516
Other real estate owned	—	248
Premises and equipment, net	48,580	56,676
Deferred income taxes, net	100,295	113,580
Bank owned life insurance	484,952	471,178
Intangible assets	32,194	43,285
Goodwill	901,312	901,312
Other assets	301,295	368,996
Total assets	$17,903,585	$19,026,645
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$4,617,013	$4,932,817
Interest-bearing:
Checking	2,898,810	2,899,621
Money market/savings	4,837,929	4,868,442
Retail certificates of deposit	1,809,818	1,684,560
Wholesale/brokered certificates of deposit	300,132	610,186
Total interest-bearing	9,846,689	10,062,809
Total deposits	14,463,702	14,995,626
FHLB advances and other borrowings	—	600,000
Subordinated debentures	272,449	331,842
Accrued expenses and other liabilities	211,691	216,596
Total liabilities	14,947,842	16,144,064
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at December 31, 2024 and December 31, 2023; 96,441,667 shares and 95,860,092 shares issued and outstanding, respectively	942	938
Additional paid-in capital	2,395,339	2,377,131
Retained earnings	635,268	604,137
Accumulated other comprehensive loss	(75,806)	(99,625)
Total stockholders’ equity	2,955,743	2,882,581
Total liabilities and stockholders’ equity	$17,903,585	$19,026,645

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2024	2023	2022
INTEREST INCOME
Loans	$655,206	$717,615	$673,720
Investment securities and other interest-earning assets	167,362	170,370	94,858
Total interest income	822,568	887,985	768,578
INTEREST EXPENSE
Deposits	257,988	217,447	40,093
FHLB advances and other borrowings	8,083	27,255	13,131
Subordinated debentures	19,546	18,244	18,242
Total interest expense	285,617	262,946	71,466
Net interest income before provision for credit losses	536,951	625,039	697,112
Provision for credit losses	4,789	10,129	4,832
Net interest income after provision for credit losses	532,162	614,910	692,280
NONINTEREST INCOME
Loan servicing income	2,084	1,958	1,664
Service charges on deposit accounts	10,875	10,620	10,698
Other service fee income	1,236	1,213	1,351
Debit card interchange fee income	3,452	3,485	3,628
Earnings on bank owned life insurance	17,094	14,118	13,159
Net gain from sales of loans	205	415	3,238
Net (loss) gain from sales of investment securities	—	(253,927)	1,710
Trust custodial account fees	37,119	39,129	41,606
Escrow and exchange fees	2,839	3,994	6,325
Other income	7,934	5,077	5,369
Total noninterest income (loss)	82,838	(173,918)	88,748
NONINTEREST EXPENSE
Compensation and benefits	211,057	213,692	225,245
Premises and occupancy	42,380	45,922	47,433
Data processing	30,796	29,679	26,649
Other real estate owned operations, net	44	215	—
FDIC insurance premiums	8,374	11,373	5,772
Legal and professional services	19,242	19,123	17,947
Marketing expense	5,073	7,080	7,632
Office expense	4,344	4,958	5,103
Loan expense	2,900	2,126	3,810
Deposit expense	49,117	39,593	19,448
Amortization of intangible assets	11,091	12,303	13,983
Other expense	18,113	20,887	23,648
Total noninterest expense	402,531	406,951	396,670
Net income before income taxes	212,469	34,041	384,358
Income tax expense	53,667	3,189	100,615
Net income	$158,802	$30,852	$283,743
EARNINGS PER SHARE
Basic	$1.65	$0.31	$2.99
Diluted	$1.65	$0.31	$2.98
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	94,579,358	94,113,132	93,718,293
Diluted	94,682,886	94,236,875	94,091,461

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Net income	$158,802	$30,852	$283,743
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale, net of income taxes (1)	13,477	9,449	(212,822)
Reclassification adjustment for net loss (gain) on sale of securities included in net income, net of income tax (2)	—	182,167	(1,222)
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of income taxes (3)	—	(36,076)	(47,884)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of income taxes (4)	10,342	10,082	4,543
Other comprehensive income (loss), net of tax	23,819	165,622	(257,385)
Comprehensive income, net of tax	$182,621	$196,474	$26,358

(1) Income tax expense (benefit) on unrealized gain (loss) on securities was $5.3 million for 2024, $4.4 million for 2023, and $(84.5) million for 2022.
(2) Income tax (benefit) expense on reclassification adjustment for net loss (gain) on sale of securities included in net income was zero for 2024, $(71.8) million for 2023, and $488,000 for 2022.
(3) Income tax (benefit) on the unrealized loss on securities transferred from available-for-sale to held-to maturity was zero for 2024, $(14.3) million for 2023, and $(19.1) million for 2022.
(4) Income tax expense on the amortization of unrealized loss on securities transferred from available-for-sale to held-to maturity included in net income was $4.2 million for 2024, $4.2 million for 2023, and $1.9 million for 2022.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2021	94,389,543	$929	$2,351,294	$541,950	$(7,862)	$2,886,311
Net Income	—	—	—	283,743	—	283,743
Other comprehensive loss	—	—	—	—	(257,385)	(257,385)
Cash dividends declared ($1.32 per share)	—	—	—	(125,160)	—	(125,160)
Dividend equivalents declared ($1.32 per restricted stock units)	—	—	493	(493)	—	—
Share-based compensation expense	—	—	18,925	—	—	18,925
Issuance of restricted stock, net	827,761	4	(4)	—	—	—
Restricted stock surrendered and canceled	(248,870)	—	(8,918)	—	—	(8,918)
Exercise of stock options, net	53,326	—	873	—	—	873
Balance at December 31, 2022	95,021,760	$933	$2,362,663	$700,040	$(265,247)	$2,798,389
Net Income	—	—	—	30,852	—	30,852
Other comprehensive income	—	—	—	—	165,622	165,622
Cash dividends declared ($1.32 per share)	—	—	—	(126,265)	—	(126,265)
Dividend equivalents declared ($1.32 per restricted stock units)	—	—	490	(490)	—	—
Share-based compensation expense	—	—	19,390	—	—	19,390
Issuance of restricted stock, net	1,085,234	4	(4)	—	—	—
Restricted stock surrendered and canceled	(308,818)	—	(6,373)	—	—	(6,373)
Exercise of stock options, net	61,916	1	965	—	—	966
Balance at December 31, 2023	95,860,092	$938	$2,377,131	$604,137	$(99,625)	$2,882,581
Net Income	—	—	—	158,802	—	158,802
Other comprehensive income	—	—	—	—	23,819	23,819
Cash dividends declared ($1.32 per share)	—	—	—	(127,108)	—	(127,108)
Dividend equivalents declared ($1.32 per restricted stock units)	—	—	563	(563)	—	—
Share-based compensation expense	—	—	21,717	—	—	21,717
Issuance of restricted stock, net	822,001	3	(3)	—	—	—
Restricted stock surrendered and canceled	(298,798)	—	(4,976)	—	—	(4,976)
Exercise of stock options, net	58,372	1	907	—	—	908
Balance at December 31, 2024	96,441,667	$942	$2,395,339	$635,268	$(75,806)	$2,955,743

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$158,802	$30,852	$283,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	11,746	13,845	14,752
Provision for credit losses	4,789	10,129	4,832
Share-based compensation expense	21,717	19,390	18,925
Loss on sale and disposal of premises and equipment	12	619	89
Loss (gain) on sale of or write down of other real estate owned	28	(82)	—
Net (accretion) amortization of discounts/premium on securities	(11,848)	12,827	18,618
Net (accretion) of discounts/premiums for acquired loans and deferred loan fees/costs	(12,501)	(15,298)	(27,310)
Loss (gain) on sale of investment securities available-for-sale	—	253,927	(1,710)
(Gain) on debt extinguishment	(5,270)	(793)	—
(Gain) on sales of loans	(205)	(415)	(3,238)
Deferred income tax expense	3,783	3,962	5,899
Income from bank owned life insurance, net	(14,235)	(11,440)	(10,658)
Amortization of intangible assets	11,091	12,303	13,983
Originations of loans held for sale, net of principal payments received	(5,337)	(1,386)	(61,237)
Proceeds from the sales of loans held for sale	4,011	2,085	73,300
Net change in accrued expenses and other liabilities	(29,812)	21,204	6,512
Net change in accrued interest receivable and other assets	89,688	(100,749)	74,532
Net cash provided by operating activities	226,459	250,980	411,032
Cash flows from investing activities:
Net change in interest-bearing time deposits with financial institutions	(251)	739	482
Proceeds from sales of other real estate owned	209	3,835	—
Loan payments and (originations), net	1,708,176	1,298,976	(431,181)
Proceeds from sales of loans previously classified as loans held for investment	63,692	116,932	5,800
Purchase of loans held for investment	(517,379)	—	(797)
Purchase of securities held-to-maturity	(25,051)	(23,267)	—
Proceeds from prepayments and maturities of securities held-to-maturity	48,272	47,413	20,115
Purchase of securities available-for-sale	(1,406,127)	(761,586)	(986,997)
Proceeds from prepayments and maturities of securities available-for-sale	902,685	253,185	326,980
Proceeds from sales of securities available-for-sale	—	1,568,604	936,413
Proceeds from the sales of premises and equipment	2	12	—
Proceeds from surrender of bank owned life insurance	463	272	—
Purchases of premises and equipment	(3,664)	(6,609)	(7,476)
Net change in FHLB, FRB, and other stock	1,711	7,926	(10,571)
Funding of Community Reinvestment Act (“CRA”) investments, net	(8,510)	(34,534)	(12,861)
Net cash provided by (used in) investing activities	764,228	2,471,898	(160,093)
Cash flows from financing activities:
Net change in deposit accounts	(531,924)	(2,356,775)	236,812
Net change in short-term borrowings	—	(200,000)	(358,000)
Proceeds from long-term borrowings	—	—	800,000
Repayment of long-term borrowings	(594,730)	(199,207)	—
Repayments of subordinated debentures	(60,000)	—	—
Cash dividends paid	(127,108)	(126,265)	(125,160)
Proceeds from exercise of stock options	908	966	873
Restricted stock surrendered and canceled	(4,976)	(6,373)	(8,918)
Net cash (used in) provided by financing activities	(1,317,830)	(2,887,654)	545,607
Net change in cash and cash equivalents	(327,143)	(164,776)	796,546
Cash and cash equivalents, beginning of year	936,473	1,101,249	304,703
Cash and cash equivalents, end of year	$609,330	$936,473	$1,101,249

Supplemental cash flow disclosures:
Interest paid	$292,696	$258,938	$59,149
Income taxes (refunded) paid, net	(12,229)	53,135	75,294
Noncash investing activities during the period:
Transfers from loans held for investment to loans held for sale	64,476	117,441	6,399
Loans held for sale transfer to loans held for investment	—	2,868	—
Other real estate owned transferred from loans held for investment	—	7,590	—
Transfers of investment securities from available-for-sale to held-to-maturity	—	360,347	1,019,472
Transfer of CRA investment securities from FHLB, FRB, and other stock to other assets	—	12,601	—
Transfer of investment securities from FHLB, FRB, and other to held-to-maturity	—	—	7,000
Recognition of operating lease right-of-use assets	(22,109)	(7,360)	(1,635)
Recognition of operating lease liabilities	23,663	7,437	1,635

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business. Pacific Premier Bancorp, Inc., a Delaware corporation organized in 1997 (the “Corporation”), is a registered bank holding company that owns 100% of the capital stock of Pacific Premier Bank, National Association, a national banking association (the “Bank,” and together with the Corporation and its consolidated subsidiaries, the “Company”), the Corporation’s principal operating subsidiary. The Bank commenced operations in 1983 and converted from a California-chartered state bank to a national banking association effective December 14, 2024.

The principal business of the Company is attracting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in business loans and commercial real estate loans. At December 31, 2024, the Company had 58 depository branches located in the Western Region of the U.S. in major metropolitan markets in Arizona, California, Nevada, Oregon, and Washington. The Company also offers IRA custodial and maintenance services through its Pacific Premier Trust division, which serves as a custodian for self-directed IRAs as well as certain accounts that do not qualify as IRAs pursuant to the Internal Revenue Code. Account owners use the funds for self-directed investments in various alternative asset classes. Additionally, the Company provides commercial escrow and exchange services through its Commerce Escrow division, which facilitates commercial escrow services and tax-deferred commercial real estate exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company is also subject to the regulations of certain governmental agencies, and undergoes periodic examinations by those regulatory authorities.

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

The following discussion provides a summary of the Company’s significant accounting policies:

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, cash balances due from banks, federal funds sold and cash items in the process of collection. Interest-bearing deposits with financial institutions primarily represent cash held at the Federal Reserve Bank of San Francisco. The Board of Governors of the Federal Reserve System (“Federal Reserve”) has cash reserve requirements for depository institutions based on the amount of deposits held. At December 31, 2024, the Bank had no required balance by the Federal Reserve. The Company maintains amounts due from banks that exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Securities Available-for-Sale (“AFS”). Investments in debt securities that management has no immediate plan to sell, but which may be sold in the future, are carried at fair value. Unrealized holding gains and losses, net of tax, are recorded in accumulated other comprehensive income (loss). Premiums and discounts are amortized using the interest method over the remaining period to the first call date for premiums or contractual maturity for discounts and, in the case of mortgage-backed securities, the estimated average life, which can fluctuate based on the anticipated prepayments on the underlying collateral of the securities. Realized gains and losses on the sales of securities are determined using the specific identification method, recorded on a trade date basis based on the amortized cost basis of the specific security and are included in noninterest income as net gain (loss) from sales of investment securities.

Allowance for Credit Losses (“ACL”) on Investment Securities. The ACL on investment securities is determined for both the HTM and AFS classifications of the investment portfolio on a quarterly basis in accordance with ASC 326. The ACL for HTM investment securities is recorded at the time of purchase or acquisition, representing the Company’s best estimate of current expected credit losses (“CECL”) as of the date of the consolidated statements of financial condition. The ACL for HTM investment securities is determined on a collective basis, based on shared risk characteristics, and is determined at the individual security level when the Company deems a security to no longer possess risk characteristics similar with others in the portfolio. For investment securities where the Company has reason to believe the credit loss exposure is remote, a zero credit loss assumption is applied. Such investment securities typically consist of those guaranteed by the U.S. government or other government enterprises, where there is an explicit or implicit guarantee by the U.S. government, that are highly rated by rating agencies, and historically have had no credit loss experience.

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

The Company applies the equity method of accounting to investments in the equity of certain entities where it is deemed to have the ability to exercise significant influence over the entity, but does not control the entity, such as when its ownership interest is between 20% and 50%. Further, the Company also applies the equity method of accounting to equity investments it makes in limited partnerships and limited liability companies when its ownership interest in such entities exceeds 3-5% or when the Company has the ability to exercise significant influence over the entity. Such investments are typically related to equity interests in various partnerships that make investments qualifying for credit under the Community Reinvestment Act (“CRA”) and are recorded in other assets of the consolidated statements of financial condition. The Company records its share of the operating results associated with equity method investments, based on the most recent information available from the investee, in other noninterest income in the consolidated statements of income.

Federal Home Loan Bank Stock. The Bank is a member of the Federal Home Loan Bank (“FHLB”) System. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Ownership of FHLB stock is restricted to member banks and is not actively traded on an exchange. FHLB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are included in interest income on investment securities and other interest earning assets in the consolidated statements of income.

Federal Reserve Bank Stock. The Bank is a member of the Federal Reserve Bank of San Francisco (the “FRB”). Ownership of FRB stock is restricted to member banks and is not traded on an exchange. FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are included in interest income on investment securities and other interest earning assets in the consolidated statements of income.

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

The Company typically sells the guaranteed portion of SBA loans and retains the unguaranteed portion (“retained interest”). A portion of the premium on sale of SBA loans is recognized as gain on sale of loans at the time of the sale by allocating the carrying amount between the asset sold and the retained interest, based on their relative fair values. The remaining portion of the premium is recorded as a discount on the retained interest and is amortized over the remaining life of the loan as an adjustment to yield. The retained interest, net of any discount, are included in loans held for investment, net of allowance for credit losses, in the accompanying consolidated statements of financial condition.

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

The Company accrues interest on loans using the interest method and only if deemed collectible. Loans for which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest is past due 90 days based on the contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to the collection of principal and/or interest. When loans are placed on nonaccrual status, all previously accrued and uncollected interest is promptly reversed against current period interest income, and as such the Company does not record an ACL for accrued interest receivable. Interest income generally is not recognized on nonaccrual loans unless the likelihood of further loss is remote. Interest payments received on nonaccrual loans are applied as a reduction to the loan principal balance. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are deemed to be fully collectible as to all principal and interest.

Allowance for Credit Losses on Loans. The Company accounts for credit losses on loans in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination or acquisition. The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the loan portfolio as of the date of the consolidated statements of financial condition. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. The Company measures the ACL on commercial real estate loans and commercial loans using a discounted cash flow approach, and a historical loss rate methodology is used to determine the ACL on retail loans. The Company’s discounted cash flow methodology incorporates a probability of default (“PD”) and loss given default (“LGD”) model, whereby PDs and LGDs are forecasted using economic scenarios over a two-year period to generate estimates for cash flows expected to be collected over the estimated life of a loan. Beyond the two-year forecast time horizon, the Company’s ACL model reverts to historical long-term average loss rates over a period of three years. Estimates of future expected cash flows ultimately reflect assumptions made concerning net credit losses over the life of a loan. The use of reasonable and supportable forecasts requires significant judgment, such as selecting forecast scenarios and related scenario-weighting, as well as determining the appropriate length of the forecast horizon. Management leverages economic projections from a reputable and independent third party to inform and provide its reasonable and supportable economic forecasts. Other internal and external indicators of economic forecasts may also be considered by management when developing the forecast metrics. The duration of the forecast horizon, the period over which forecasts revert to long-term averages, the economic forecasts that management utilizes, as well as additional internal and external indicators of economic forecasts that management considers, may change over time depending on the nature and composition of our loan portfolio.

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

At December 31, 2024, the Company had the following segments and classes of loans:

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

•Construction and land - The Company originates loans for the construction of one-to-four family and multifamily residences and CRE properties in our primary market area. Origination efforts are concentrated on single homes and small infill projects in established neighborhoods where there is not abundant land available for development. Construction loans are considered to have higher risks due to construction completion and timing risk, and the ultimate repayment being sensitive to interest rate changes, government regulation of real property, and the availability of long-term financing. Additionally, economic conditions may impact the Company’s ability to recover its investment in construction loans, as adverse economic conditions may negatively impact the real estate market, which could affect the borrower’s ability to complete and sell the project. Additionally, the fair value of the underlying collateral may fluctuate as market conditions change. The Company occasionally originates land loans located predominantly in California for the purpose of facilitating the ultimate construction of a home or commercial building. The primary risks include the borrower’s inability to pay and the inability of the Company to recover its investment due to a decline in the fair value of the underlying collateral.

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

•Small Business Administration - The Company originates loans nationwide under the SBA’s 7(a), SBA Express, International Trade and 504(a) loan programs, in conformity with SBA underwriting and documentation standards. SBA loans are similar to commercial business loans, but have additional credit enhancement provided by the U.S. government. The Company originates SBA loans with the intent to sell the guaranteed portion into the secondary market on a quarterly basis. Certain loans classified as SBA are secured by commercial real estate property. SBA loans secured by hotels are included in the segment investor loans secured by real estate, and SBA loans secured by all other forms of real estate are included in the business loans secured by real estate segment. All other SBA loans are included in the commercial loans segment below, and are secured by business assets.

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

Retail Loans:

•One-to-four family - Although the Company does not originate first lien single family loans, the Company has acquired them through bank acquisitions and has made selective purchases of such loans. The Company originates home equity lines of credit loans to consumers within our market area. The primary risks of one-to-four family loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral, and significant increases in interest rates, which may make loans unprofitable to the borrower.

•Consumer loans - In addition to consumer loans acquired through our various bank acquisitions, the Company originates a limited number of consumer loans, generally to existing banking clients. Consumer loans consist primarily of small balance personal unsecured loans and savings account secured loans. Risk arises with these loans in the borrower’s inability to pay and decreases in the fair value of the underlying collateral.

Modified Loans to Borrowers Experiencing Financial Difficulty. Infrequently, the Company makes modifications to certain loans in order to alleviate temporary difficulties in a borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. The Company refers to these modifications as modified loans to troubled borrowers (“MLTB”). Modifications may include: changes in the amortization terms of the loan, reductions in interest rates, acceptance of interest only payments, and, in very limited cases, reductions to the outstanding balance of the loan. Such loans are typically placed on nonaccrual status when there is doubt concerning the full repayment of principal and interest or the loan has been in default for a period of 90 days or more. Such loans may be returned to accrual status when all contractual amounts past due have been brought current, and the borrower’s performance under the modified terms of the loan agreement and the ultimate collectability of all contractual amounts due under the modified terms is no longer in doubt. The Company typically measures the ACL on MLTB on an individual basis when such loans are deemed to no longer share risk characteristics that are similar with other loans in the loan portfolio. The determination of the ACL for these loans is based on a discounted cash flow approach for both those measured collectively and individually, unless the loan is deemed collateral dependent, which requires measurement of the ACL based on the estimated expected fair value of the underlying collateral, less costs to sell. GAAP requires the Company to make certain disclosures related to these loans, including certain types of modifications, as well as how such loans have performed since their modifications. Please see Note 4 – Loans Held for Investment for additional information concerning MLTB.

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

Off-balance Sheet Commitments. Such commitments consist of commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recognized in the consolidated financial statements when they are funded. The Company records an ACL for off-balance sheet lending commitments using the same models and methodologies previously discussed under Allowance for Credit Losses on Loans, while incorporating assumptions for utilization. Please also see Note 5 – Allowance for Credit Losses for additional discussion concerning the ACL for off-balance sheet commitments.

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

Premises and Equipment. Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from twenty years for buildings, up to seven years for furniture, fixtures and equipment, and three years for computer and telecommunication equipment. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related leases.

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

Goodwill and Other Intangible Assets. Goodwill originates from business combinations where the Company has acquired other financial institutions and is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired. Goodwill has an indefinite useful life and is not amortized but rather tested for impairment at least annually or more frequently if events and circumstances lead management to believe the value of goodwill may be impaired. Impairment testing is performed at the reporting unit level, which is considered the Company level, as management has identified the Company is its sole reporting unit as of December 31, 2024.

During the fourth quarter of 2024, the Company voluntarily changed the date of its annual impairment assessment from November 30th to October 1st. This change is preferable because it allows more time for the preparation and review of the annual goodwill impairment assessment. This change did not have a material impact on the Company’s financial statements, nor does the Company believe the change in the goodwill impairment assessment date results in a material change to the method of applying the associated accounting principle. This change has been applied prospectively, as retrospective application is deemed impracticable due to the inability to objectively determine the assumptions and significant estimates used in earlier periods without the benefit of hindsight. Further this change did not result, nor does the Company expect this change to result in a delay, acceleration or avoidance of an impairment charge.

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

The Company elected to perform a quantitative assessment of goodwill for its 2024 annual impairment test as of October 1, 2024, the results of which indicated the value of goodwill was not impaired. As of December 31, 2024, goodwill is the only intangible asset with an indefinite life recorded in the Company’s consolidated statements of financial condition.

Other intangible assets include core deposit and customer relationship intangibles arising from the acquisition of other financial institutions and are amortized on a basis reflecting the pattern in which the economic benefits of the intangible asset are expected to be consumed, or on a straight-line basis over their estimated useful lives, which ranges from six to eleven years. GAAP requires intangible assets other than goodwill to be tested for impairment when events and circumstances change, indicating that their carrying value may not be recoverable. For intangible assets other than goodwill, the Company first performs a qualitative assessment to determine if the carrying value of such assets may not be recoverable. A quantitative assessment is followed to determine the amount of impairment in the event the carrying value of such assets are deemed not recoverable. Impairment is measured as the amount by which their carrying value exceeds their estimated fair value. The Company tests other intangible assets for impairment in the fourth quarter of each year. The Company’s impairment test of other intangible assets in the fourth quarter of 2024 indicated the value of such assets were not impaired.

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

The Company has derivative instruments designated as part of fair value accounting hedges. These derivatives consist of pay-fixed, receive-floating interest rate swaps, and were entered into to hedge changes in the fair value of fixed-rate assets for interest rate risk resulting from changes in a benchmark interest rate. In a qualifying fair value hedge, the Company records periodic changes in the fair value of the derivative instrument in current period earnings. Simultaneously, periodic changes in the fair value of the hedged risk are also recorded in current period earnings. Together, these periodic changes in the fair value of the derivative instrument and the fair value of the hedged risk are included in the same line item of the consolidated statements of income associated with the hedged item (i.e. interest income), and largely offset each other. Interest accruals on both the derivative instrument and the hedged item are also recorded in the same line item, which effectively converts the designated fixed-rate assets to floating-rate assets. The Company structures the interest rate swaps associated with these fair value hedges to match the critical terms of the hedged items (i.e. fixed-rate loans), thereby maximizing the economic and accounting effectiveness of the hedging relationships and resulting in the expectation that the hedging relationship will be highly effective. If a fair value hedging relationship ceases to qualify for hedge accounting, hedge accounting is discontinued and future changes in the fair value of the derivative instrument are recognized in current period earnings, until the derivative is settled with the counterparty. In addition, all remaining basis adjustments resulting from periodic changes in the fair value of the hedged risk, previously recorded as a component of the carrying amount of the hedged item, are amortized or accreted into interest income using the interest method over the remaining life of the hedged item.

Business Combinations. The Company accounts for business combinations under the acquisition method of accounting. Upon obtaining control of the acquired entity, the Company records all identifiable assets and liabilities at their estimated fair values. Goodwill is recorded when the fair value of the consideration paid for an acquired entity exceeds the fair value of the net assets acquired. If, following the close of an acquisition, additional information is obtained concerning the acquisition date fair value estimates for assets acquired and liabilities assumed, GAAP allows for corresponding adjustments to be made to goodwill over a one year measurement period following the date of acquisition. Costs associated with business combinations are reflected as a component of noninterest expense.

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

Liabilities to make lease payments and right-of-use assets are determined based on the total future contractual rents for each lease, discounted at the rate implicit in the lease or at the Company’s estimated incremental borrowing rate if the rate is not implicit in the lease. The Company measures future contractual rents based on the minimum payments specified in the lease agreement, giving consideration for periodic contractual rent increases, which may be based on an escalation rate or a specified index. When future rent payments are based on an index, the Company uses the index rate observed at the time of lease commencement to measure future lease payments. Liabilities to make future lease payments on operating leases are reduced by periodic contractual lease payments net of periodic interest accretion on the lease liability. Right-of-use assets for operating leases are amortized over the term of the lease by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion on the related liability to make lease payments. Expense recognition for operating leases is recorded on a straight-line basis and is included in premises and occupancy expense of the consolidated statements of income. Right-of-use assets are recorded in other assets and liabilities to make lease payments are recorded in accrued expenses and other liabilities of the consolidated statements of financial condition. As of December 31, 2024, all of the Company’s leases were classified as either operating leases or short-term leases.

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

Stock-Based Compensation. The Company issues various forms of stock-based compensation awards annually to officers and directors of the Company, including stock options, restricted stock awards, and restricted stock units. The related compensation costs are based on the grant-date fair value of the awards and are recognized in the income statement over the period they are expected to vest, net of estimates for forfeitures. Estimates for forfeitures are based on the Company’s historical experience for each award type. A Black-Scholes model is utilized to estimate the fair value of stock options on the grant date. The Black-Scholes model uses certain assumptions to determine grant-date fair value such as: expected volatility, expected term of the option, expected risk-free rate of interest, and expected dividend yield on the Corporation’s common stock. The Company did not issue any stock option awards during 2024 or 2023.

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

Holders of restricted stock awards are entitled to receive cash dividends. As restricted stock awards contain rights to receive non-forfeitable dividends prior to the awards being vested, such awards are considered participating securities. Holders of restricted stock units are credited with dividend equivalents during the vesting period commensurate with dividends declared and paid on the Corporation’s common stock, and are paid at the time of vesting.

Income Taxes. Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the asset and liability method. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized. At December 31, 2024 and 2023, no valuation allowance was deemed necessary against the Company’s deferred tax assets.

A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that management believes is more likely than not to be realized upon ultimate resolution of the examination. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

Variable Interest Entities. A VIE is consolidated in the Company’s financial statements when it is deemed the Company is the primary beneficiary of the VIE. GAAP requires analysis at the time of commencement of our involvement with a VIE, to determine the primary beneficiary and whether it should be consolidated in the Company’s financial statements. The Company continually performs analysis to determine the primary beneficiary of a VIE. At December 31, 2024 and 2023, no VIE for which the Company has involvement with were consolidated in the Company’s financial statements.

Accounting Guidance Adopted in 2024

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segments. The amendments in this Update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis. Amendments in this Update include: a requirement that a public entity provide all annual disclosures about a reportable segment’s profit or loss in its interim period disclosures, disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), disclosure of amounts for other segment items by reportable segment and a description of its composition, clarification that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit or loss, requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss, and requires that a public entity that has a single reportable segment provide all the disclosures required by this Update as well as all existing disclosures required in Topic 280. The amendments in this Update became effective for the Company beginning with these annual consolidated financial statements, and are effective for all interim and annual periods thereafter. Please refer to Note 23 – Segment Reporting for more information. The adoption of this Update did not have a material impact on the Company’s consolidated financial statements.

In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, a consensus of the Emerging Issues Task Force. The amendments in this Update allow the option for an entity to apply the proportional amortization method of accounting to other equity investments that are made for the primary purpose of receiving income tax credits or other income tax benefits, if certain conditions are met. Prior to this Update, the application of the proportional amortization method of accounting was limited to investments in low income housing tax credit structures. The proportional amortization method of accounting results in the amortization of applicable investments, as well as the related income tax credits or other income tax benefits received, being presented on a single line in the statements of income, that is income tax expense. Under this Update, an entity has the option to apply the proportional amortization method of accounting to applicable investments on a tax-credit-program-by-tax-credit-program basis. In addition, the amendments in this Update require that all tax equity investments accounted for using the proportional amortization method use the delayed equity contribution guidance in paragraph 323-740-25-3, requiring a liability to be recognized for delayed equity contributions that are unconditional and legally binding or for equity contributions that are contingent upon a future event when that contingent event becomes probable. Under this Update, low income housing tax credit investments for which the proportional amortization method is not applied can no longer be accounted for using the delayed equity contribution guidance. Further, this Update specifies that tax equity investments accounted for using the equity method must apply the impairment guidance in Subtopic 323-10 - Investments - Equity Method and Joint Ventures - Overall. This Update also clarifies that for low income housing tax credit investments not accounted for under the proportional amortization method or the equity method, an entity shall account for them under Topic 321 - Investments - Equity Securities. The amendments in this Update also require additional disclosures in interim and annual periods concerning investments for which the proportional amortization method is applied, including (i) the nature of tax equity investments, and (ii) the effect of tax equity investments and related income tax credits and other income tax benefits on the financial position and results of operations. The provisions of this Update became effective for the Company for interim and annual periods beginning January 1, 2024. Please refer to Note 9 - Tax Equity Investments for additional information. The adoption of this Update did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Guidance Not Yet Effective

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued this Update to address requests from financial statement users for more detailed information concerning a public business entity’s expenses, such as those related purchases of inventory, employee compensation costs, depreciation, amortization, and depletion costs. The incremental disclosures are intended to assist financial statement users by providing a better understanding of an entity’s expenses and to enable investors to better assess an entity’s current and future performance. This Update also requires entities to disclose the total amount of selling expenses and to provide the entity’s definition of what constitutes “selling expenses” in annual financial statement disclosures. Further, this Update requires a qualitative description of the amounts remaining in relevant expense captions that have not been separately disaggregated. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The amendments in this Update may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this Update.

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

Note 2 – Regulatory Matters and Capital Requirements

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

The Company and the Bank are required to meet risk-based capital standards under the revised capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III”, administered by their respective regulatory authorities. The Basel III final capital framework requires all banking organizations to maintain a capital conservation buffer of 2.50% above the minimum risk-based capital requirements, which fully phased in by January 1, 2019. The capital conservation buffer is exclusively comprised of common equity Tier 1 (“CET1”) capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At December 31, 2024 and 2023, the Company and Bank were in compliance with the capital conservation buffer requirement and exceeded the minimum CET1, Tier 1, and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.00%, 8.50% and 10.50%, respectively, and the Bank qualified as “well capitalized” for purposes of the federal bank regulatory prompt corrective action regulations. The regulatory capital ratios of the Company and Bank further strengthened at December 31, 2024 compared to the capital ratios at December 31, 2023.

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase-in over a three-year period the Day 1 adverse regulatory capital effects of the CECL accounting standard. Additionally, in March 2020, the U.S. Federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years. The cumulative difference at the end of the second year of the transition period is then phased into regulatory capital at 25% per year over a three-year transition period. The final rule was adopted and became effective in September 2020. The Company implemented the CECL model commencing January 1, 2020 and elected to phase in the full effect of CECL on regulatory capital over the five-year transition period. The cumulative difference at the end of 2021 was phased into regulatory capital over the three-year period from January 1, 2022 through December 31, 2024 until fully phased-in on January 1, 2025.

For regulatory capital purposes, the Corporation’s subordinated debt is included in Tier 2 capital, the eligible amount of which is phased out by 20% of the original amount at the beginning of each of the last five years before maturity. See Note 13 – Subordinated Debentures for additional information.

The following table presents capital ratios as defined in applicable regulations at the dates indicated:

	Actual		Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer		Minimum Required For Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 Leverage Ratio	$2,127,171	12.31%	$690,939	4.00%	N/A	N/A
Common Equity Tier 1 Capital Ratio	2,127,171	17.05%	873,305	7.00%	N/A	N/A
Tier 1 Capital Ratio	2,127,171	17.05%	1,060,441	8.50%	N/A	N/A
Total Capital Ratio	2,530,681	20.28%	1,309,957	10.50%	N/A	N/A

Pacific Premier Bank
Tier 1 Leverage Ratio	$2,316,586	13.41%	$690,775	4.00%	$863,469	5.00%
Common Equity Tier 1 Capital Ratio	2,316,586	18.57%	873,079	7.00%	810,716	6.50%
Tier 1 Capital Ratio	2,316,586	18.57%	1,060,167	8.50%	997,805	8.00%
Total Capital Ratio	2,472,607	19.82%	1,309,618	10.50%	1,247,256	10.00%

December 31, 2023
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 Leverage Ratio	$2,084,189	11.03%	$755,610	4.00%	N/A	N/A
Common Equity Tier 1 Capital Ratio	2,084,189	14.32%	1,018,854	7.00%	N/A	N/A
Tier 1 Capital Ratio	2,084,189	14.32%	1,237,180	8.50%	N/A	N/A
Total Capital Ratio	2,516,538	17.29%	1,528,281	10.50%	N/A	N/A

Pacific Premier Bank
Tier 1 Leverage Ratio	$2,347,494	12.43%	$755,724	4.00%	$944,654	5.00%
Common Equity Tier 1 Capital Ratio	2,347,494	16.13%	1,018,964	7.00%	946,181	6.50%
Tier 1 Capital Ratio	2,347,494	16.13%	1,237,313	8.50%	1,164,530	8.00%
Total Capital Ratio	2,507,912	17.23%	1,528,446	10.50%	1,455,662	10.00%

Note 3 – Investment Securities

The amortized cost and estimated fair value of AFS investment securities were as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
AFS investment securities:
December 31, 2024
U.S. Treasury	$1,166,474	$2,192	$(2,581)	$1,166,085
Agency	1,148	—	(40)	1,108
Corporate	408,256	421	(16,419)	392,258
Collateralized mortgage obligations	124,502	4	(742)	123,764
Total AFS investment securities	$1,700,380	$2,617	$(19,782)	$1,683,215

December 31, 2023
U.S. Treasury	$538,899	$381	$(24)	$539,256
Agency	1,941	—	(73)	1,868
Corporate	481,499	52	(35,208)	446,343
Collateralized mortgage obligations	153,701	—	(1,097)	152,604
Total AFS investment securities	$1,176,040	$433	$(36,402)	$1,140,071

The carrying amount and estimated fair value of HTM investment securities were as follows:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Gain	Gross Unrecognized Loss	Estimated Fair Value
HTM investment securities:
December 31, 2024
Municipal bonds	$1,144,862	$(110)	$1,144,752	$—	$(242,298)	$902,454
Collateralized mortgage obligations	309,653	—	309,653	3,886	(8,718)	304,821
Mortgage-backed securities	241,223	—	241,223	67	(36,664)	204,626
Other	16,176	—	16,176	—	—	16,176
Total HTM investment securities	$1,711,914	$(110)	$1,711,804	$3,953	$(287,680)	$1,428,077

December 31, 2023
Municipal bonds	$1,146,244	$(126)	$1,146,118	$819	$(206,361)	$940,576
Collateralized mortgage obligations	334,997	—	334,997	1,565	(9,570)	326,992
Mortgage-backed securities	232,157	—	232,157	310	(30,798)	201,669
Other	16,269	—	16,269	—	—	16,269
Total HTM investment securities	$1,729,667	$(126)	$1,729,541	$2,694	$(246,729)	$1,485,506

The Company reassesses classification of certain investments as part of the ongoing review of the investment securities portfolio. During 2024, there were no transfers of AFS securities to HTM securities.

During 2023, the Company transferred $410.7 million of collateralized mortgage obligations classified as AFS to HTM securities. The Company intends and has the ability to hold the securities transferred to maturity. The transfer of these securities was accounted for at fair value on the transfer date. These collateralized mortgage obligations had a net carrying amount of $360.3 million with a pre-tax unrealized loss of $50.4 million, which are accreted into interest income as yield adjustments through earnings over the remaining term of the securities. The amortization of the related net after-tax unrealized losses reported in accumulated other comprehensive loss offsets the effect on interest income for the accretion of the unrealized losses associated with the transferred securities. No gains or losses were recorded at the time of transfer.

Investment securities with carrying values of $3.16 billion and $2.80 billion as of December 31, 2024 and 2023, respectively, were pledged to secure other borrowings, to secure public deposits, and for other purposes as required or permitted by law, of which $2.97 billion and $1.41 billion as of December 31, 2024 and 2023, respectively, were pledged to the Federal Reserve's discount window to increase the Company’s access to funding and provide liquidity.

Unrealized Gains and Losses

Unrealized gains and losses on AFS investment securities are recognized in stockholders’ equity as accumulated other comprehensive income or loss, net of tax. At December 31, 2024, the Company had a net unrealized loss on AFS investment securities of $17.2 million, or $12.3 million net of tax, in accumulated other comprehensive loss, compared to a net unrealized loss of $36.0 million, or $25.8 million net of tax, in accumulated other comprehensive loss, at December 31, 2023.

For investment securities transferred from AFS to HTM, the net after-tax unrealized gains and losses at the date of transfer continue to be reported in stockholders’ equity as accumulated other comprehensive loss and are amortized over the remaining lives of the securities with an offsetting entry to interest income as an adjustment of yield in a manner consistent with the amortization of a premium or discount, with an offsetting entry to interest income for the accretion of the unrealized loss associated with the transferred securities. At December 31, 2024, the unrealized loss on investment securities transferred from AFS to HTM was $88.4 million, or $63.5 million net of tax. At December 31, 2023, the unrealized loss on investment securities transferred from AFS to HTM was $102.9 million, or $73.9 million net of tax.

The table below summarizes the number, fair value, and gross unrealized holding losses of the Company’s AFS investment securities in an unrealized loss position for which an ACL has not been recorded as of the dates indicated, aggregated by investment category and length of time in a continuous loss position.

	December 31, 2024
	Less than 12 months			12 months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
AFS investment securities:
U.S. Treasury	21	$519,211	$(2,581)	—	$—	$—	21	$519,211	$(2,581)
Agency	—	—	—	4	1,108	(40)	4	1,108	(40)
Corporate	1	9,007	(4)	25	227,250	(16,415)	26	236,257	(16,419)
Collateralized mortgage obligations	2	11,161	(37)	23	108,783	(705)	25	119,944	(742)
Total AFS investment securities	24	$539,379	$(2,622)	52	$337,141	$(17,160)	76	$876,520	$(19,782)

	December 31, 2023
	Less than 12 months			12 months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
AFS investment securities:
U.S. Treasury	4	$98,622	$(24)	—	$—	$—	4	$98,622	$(24)
Agency	—	—	—	4	1,868	(73)	4	1,868	(73)
Corporate	1	4,989	(3)	47	431,353	(35,205)	48	436,342	(35,208)
Collateralized mortgage obligations	—	—	—	28	152,604	(1,097)	28	152,604	(1,097)
Total AFS investment securities	5	$103,611	$(27)	79	$585,825	$(36,375)	84	$689,436	$(36,402)

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

At December 31, 2024 and 2023, the Company had an ACL of $110,000 and $126,000, respectively, for HTM investment securities classified as municipal bonds. The following table presents a roll forward by major security type of the ACL on the Company's HTM debt securities as of, and for the periods indicated:

(Dollars in thousands)	Beginning ACL Balance	Provision for Credit Losses	Ending ACL Balance
For the Year Ended December 31, 2024
HTM Investment securities:
Municipal bonds	$126	$(16)	$110

(Dollars in thousands)	Beginning ACL Balance	Provision for Credit Losses	Ending ACL Balance
For the Year Ended December 31, 2023
HTM Investment securities:
Municipal bonds	$43	$83	$126

(Dollars in thousands)	Beginning ACL Balance	Provision for Credit Losses	Ending ACL Balance
For the Year Ended December 31, 2022
HTM Investment securities:
Municipal bonds	$22	$21	$43

The Company had no ACL for AFS investment securities at December 31, 2024 and 2023. The Company performed a qualitative assessment of the AFS investment securities as of December 31, 2024 and determined that the unrealized losses during 2024 were the result of general market conditions, including changes in interest rates driven by the Federal Reserve’s policy, and does not believe the declines in fair value were credit related. As of December 31, 2024, the Company has not recorded credit losses on certain AFS securities that were in an unrealized loss position due to the high quality of the investments, with investment grade ratings, and many of them are issued by U.S. government agencies. As of December 31, 2024, 77% of our AFS securities were U.S. Treasury, U.S. government agency, and U.S. government-sponsored enterprise securities. The fair value of Corporate bank debt securities continued to improve during 2024 as the spreads on the bank debt continued to tighten with overall signs of stability in the banking industry and interest rate movement during the period. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. It is more likely than not that the Company will not be required to sell the securities prior to their anticipated recoveries, and at this time the Company does not intend to sell these securities. As such, there was no provision for credit losses recognized for AFS investment securities during the years ended December 31, 2024 and 2023.

At December 31, 2024 and 2023, there were no AFS or HTM securities in nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. At December 31, 2024 and 2023, there were no securities purchased with deterioration in credit quality since their origination.

Realized Gains and Losses

The following table presents the amortized cost of securities sold with related gross realized gains, gross realized losses, and net realized (losses) gains for the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Amortized cost of AFS investment securities sold	$—	$1,822,531	$934,703

Gross realized gains	$—	$986	$13,645
Gross realized losses	—	(254,913)	(11,935)
Net realized (losses) gains on sales of AFS investment securities	$—	$(253,927)	$1,710

During the fourth quarter of 2023, the Company sold $1.26 billion of lower-yielding AFS securities at fair value to reposition the securities portfolio, resulting in a net loss of $254.1 million, and redeployed a portion of the sale proceeds into higher-yielding short-term AFS U.S. Treasury securities.

Contractual Maturities

The amortized cost and fair value of investment securities at December 31, 2024, by contractual maturity, are shown in the table below.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS investment securities:
Treasury	$794,668	$796,538	$371,806	$369,547	$—	$—	$—	$—	$1,166,474	$1,166,085
Agency	—	—	722	701	—	—	426	407	1,148	1,108
Corporate	—	—	220,318	219,815	187,938	172,443	—	—	408,256	392,258
Collateralized mortgage obligations	—	—	59,033	58,756	27,856	27,708	37,613	37,300	124,502	123,764
Total AFS investment securities	794,668	796,538	651,879	648,819	215,794	200,151	38,039	37,707	1,700,380	1,683,215
HTM investment securities:
Municipal bonds	—	—	38,720	36,263	43,392	38,063	1,062,750	828,128	1,144,862	902,454
Collateralized mortgage obligations	—	—	45	45	—	—	309,608	304,776	309,653	304,821
Mortgage-backed securities	—	—	2,943	2,980	6,050	5,978	232,230	195,668	241,223	204,626
Other	—	—	—	—	—	—	16,176	16,176	16,176	16,176
Total HTM investment securities	—	—	41,708	39,288	49,442	44,041	1,620,764	1,344,748	1,711,914	1,428,077
Total investment securities	$794,668	$796,538	$693,587	$688,107	$265,236	$244,192	$1,658,803	$1,382,455	$3,412,294	$3,111,292

FHLB, FRB, and Other Stock

The Company’s equity securities primarily consist of FHLB and FRB stock, which are considered restricted securities and held as a condition of membership of the FHLB and the Federal Reserve. These equity securities without readily determinable fair values are carried at cost less impairment. At December 31, 2024, the Company had $17.3 million in FHLB stock, $75.6 million in FRB stock, and $4.7 million in other stock. At December 31, 2023, the Company had $19.4 million in FHLB stock, $75.2 million in FRB stock, and $4.7 million in other stock.

The Company evaluates its investments in FHLB, FRB, and other stock for impairment periodically, including their capital adequacy and overall financial condition. No impairment losses have been recorded through December 31, 2024.

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

The following table presents the composition of the loan portfolio as of the dates indicated:

	December 31,
(Dollars in thousands)	2024	2023
Investor loans secured by real estate
CRE non-owner-occupied	$2,131,112	$2,421,772
Multifamily	5,326,009	5,645,310
Construction and land	379,143	472,544
SBA secured by real estate	28,777	36,400
Total investor loans secured by real estate	7,865,041	8,576,026
Business loans secured by real estate
CRE owner-occupied	1,995,144	2,191,334
Franchise real estate secured	255,694	304,514
SBA secured by real estate	43,978	50,741
Total business loans secured by real estate	2,294,816	2,546,589
Commercial loans
Commercial and industrial	1,486,340	1,790,608
Franchise non-real estate secured	213,357	319,721
SBA non-real estate secured	8,086	10,926
Total commercial loans	1,707,783	2,121,255
Retail loans
Single family residential	186,739	72,752
Consumer	1,804	1,949
Total retail loans	188,543	74,701
Loans held for investment before basis adjustment (1)	12,056,183	13,318,571
Basis adjustment associated with fair value hedge (2)	(16,442)	(29,551)
Loans held for investment	12,039,741	13,289,020
Allowance for credit losses for loans held for investment	(178,186)	(192,471)
Loans held for investment, net	$11,861,555	$13,096,549

Total unfunded loan commitments	$1,532,623	$1,703,470
Loans held for sale, at lower of cost or fair value	$2,315	$—
____________________________________________________
(1) Includes unamortized net purchase premiums of $9.1 million and $4.0 million, net deferred origination costs (fees) of $1.1 million and $(74,000), and unaccreted fair value net purchase discounts of $33.2 million and $43.3 million as of December 31, 2024 and 2023, respectively.
(2) Represents the basis adjustment associated with the application of hedge accounting on certain loans. The basis adjustment will be allocated to the amortized cost of associated loans within the closed portfolio if the hedge is discontinued. Refer to Note 19 – Derivative Instruments for additional information.

The Company originates SBA loans with the intent to sell the guaranteed portion of the loans prior to maturity and, therefore, designates them as held for sale. From time to time, the Company may purchase or sell other types of loans or participation interests in order to manage concentrations, maximize interest income, change risk profiles, improve returns, and generate liquidity.

Loans Serviced for Others and Loan Securitization

The Company generally retains the servicing rights of the guaranteed portion of SBA loans sold, for which the Company initially records servicing assets at fair value within its other assets category. Servicing assets are subsequently measured using the amortization method and amortized to noninterest income. At December 31, 2024 and 2023, the servicing assets totaled $1.0 million and $1.6 million, respectively, and were included in other assets on the Company’s consolidated statements of financial condition. Servicing assets are evaluated for impairment based upon the fair value of the servicing rights as compared to the carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. The fair value of retained servicing rights is generally evaluated at the loan level using a discounted cash flow analysis utilizing current market assumptions derived from the secondary market. Key modeling assumptions include interest rates, prepayment assumptions, discount rate, and servicing cost. At December 31, 2024, and 2023, the Company determined that no valuation allowance was necessary.

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

To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse Freddie Mac for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date of December 23, 2016. The liability recorded for the Company’s exposure to the reimbursement agreement with Freddie Mac was $274,000 and $345,000 as of December 31, 2024 and 2023, respectively.

Loans sold and serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of loans and participations serviced for others were $307.3 million and $373.8 million at December 31, 2024 and 2023, respectively. Included in those totals are multifamily loans transferred through securitization with Freddie Mac of $37.4 million and $48.0 million at December 31, 2024 and 2023, respectively, and SBA participations serviced for others totaling $212.5 million and $258.1 million at December 31, 2024 and 2023, respectively.

Concentration of Credit Risk

As of December 31, 2024, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located principally in California. The Company’s loan portfolio contains concentrations of credit in multifamily, CRE non-owner-occupied, CRE owner-occupied, and C&I business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations, and diversifies its loan portfolio through loan originations, purchases, and sales to meet approved concentration levels.

During the fourth quarter of 2024, the Bank converted to a national banking association, and as such all loans and extensions of credit made by the Bank are subject to the legal lending limits for national banks. Under applicable laws and regulations, the Bank may not make loans to one borrower in excess of 15% of the Bank’s capital and surplus, plus an additional 10% of the Bank’s capital and surplus, if the amount that exceeds the Bank’s 15% general limit is fully secured by readily marketable collateral. At December 31, 2024, these loans-to-one-borrower limitations result in a dollar limitation of $375.5 million for the 15% general limit and a maximum dollar limitation of $625.8 million for the 25% combined limit. In order to manage concentration risk, the Bank maintains an internal lending limit well below these statutory maximums. At December 31, 2024, the Bank’s largest aggregate outstanding balance of loans to one borrower was $162.2 million, primarily comprised of multifamily loans.

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

When a loan is graded as special mention, substandard, or doubtful, the Company obtains an updated valuation of the underlying collateral. Collateral generally consists of accounts receivable, inventory, fixed assets, real estate properties, and cash. The Company typically continues to obtain or confirm updated valuations of underlying collateral for special mention and classified loans on an annual or biennial basis, in accordance with our credit policy, in order to have the most current indication of fair value of the underlying collateral securing the loan. If the loan no longer possesses risk characteristics similar to other loans of a similar type in the loan portfolio, then the loan is individually evaluated to determine an appropriate ACL for the loan. If, through the Company’s credit risk management process, it is determined the ultimate repayment of a loan will come from the foreclosure upon and ultimate sale of the underlying collateral, the loan is deemed collateral dependent. If an individually evaluated loan is not considered collateral dependent, the associated ACL is determined through the use of a discounted cash flow analysis.

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as well as the gross charge-offs on a year-to-date basis by year of origination as of December 31, 2024:

	Term Loans by Vintage
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2024
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$61,326	$30,284	$448,638	$491,594	$160,984	$900,867	$—	$—	$2,093,693
Special mention	—	—	—	2,918	—	1,531	—	—	4,449
Substandard	13,563	—	11,167	—	5,740	2,500	—	—	32,970
Multifamily
Pass	120,793	168,040	1,136,648	1,931,238	669,154	1,272,416	—	—	5,298,289
Special mention	—	—	—	2,053	14,052	11,615	—	—	27,720
Construction and land
Pass	79,235	47,024	216,604	21,063	2,224	3,185	—	—	369,335
Special mention	—	—	9,398	410	—	—	—	—	9,808
SBA secured by real estate
Pass	—	—	6,366	—	493	17,189	—	—	24,048
Substandard	—	—	—	131	—	4,598	—	—	4,729
Total investor loans secured by real estate	274,917	245,348	1,828,821	2,449,407	852,647	2,213,901	—	—	7,865,041
Year-to-date gross charge-offs	2,304	—	28	29	11,539	1,651	—	—	15,551
Business loans secured by real estate
CRE owner-occupied
Pass	54,983	20,800	505,611	578,642	209,526	546,759	—	—	1,916,321
Special mention	—	—	2,663	24,673	1,884	9,169	—	—	38,389
Substandard	—	—	—	832	—	39,602	—	—	40,434
Franchise real estate secured
Pass	2,501	9,622	36,991	98,416	15,397	78,083	—	—	241,010
Special mention	—	—	—	5,027	8,102	1,555	—	—	14,684
SBA secured by real estate
Pass	741	108	9,699	7,007	1,205	22,101	—	—	40,861
Substandard	—	—	—	—	—	3,117	—	—	3,117
Total loans secured by business real estate	58,225	30,530	554,964	714,597	236,114	700,386	—	—	2,294,816
Year-to-date gross charge-offs	—	93	3,345	581	1,152	1,024	—	—	6,195
Commercial loans
Commercial and industrial
Pass	436,794	34,576	122,900	130,428	32,337	210,544	484,411	3,926	1,455,916
Special mention	533	407	—	—	160	—	11,408	330	12,838
Substandard	—	842	9,192	2,439	3	540	1,685	—	14,701
Doubtful and loss	—	—	2,885	—	—	—	—	—	2,885
Franchise non-real estate secured
Pass	1,325	6,770	56,825	77,541	8,907	54,069	—	—	205,437
Special mention	—	—	—	190	—	512	—	—	702
Substandard	1,142	—	—	—	—	6,076	—	—	7,218

	Term Loans by Vintage
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2024
SBA non-real estate secured
Pass	944	248	4,176	322	—	2,201	—	—	7,891
Substandard	—	—	—	—	125	70	—	—	195
Total commercial loans	440,738	42,843	195,978	210,920	41,532	274,012	497,504	4,256	1,707,783
Year-to-date gross charge-offs	—	470	370	290	41	234	2,539	—	3,944
Retail loans
Single family residential
Pass	116,317	10	—	—	158	35,923	34,331	—	186,739
Consumer loans
Pass	104	—	—	—	1	374	1,325	—	1,804
Total retail loans	116,421	10	—	—	159	36,297	35,656	—	188,543
Current period gross charge-offs	10	2	7	1	—	876	—	—	896
Loans held for investment before basis adjustment (1)	$890,301	$318,731	$2,579,763	$3,374,924	$1,130,452	$3,224,596	$533,160	$4,256	$12,056,183
Total year-to-date gross charge-offs	$2,314	$565	$3,750	$901	$12,732	$3,785	$2,539	$—	$26,586
______________________________
(1) Excludes the basis adjustment of $16.4 million to the carrying amount of certain loans included in fair value hedging relationships. Refer to Note 19 – Derivative Instruments for additional information.

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as of December 31, 2023:

	Term Loans by Vintage
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2023
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$71,452	$482,045	$549,828	$192,399	$315,139	$795,856	$—	$—	$2,406,719
Special mention	—	3,811	2,530	—	—	625	—	—	6,966
Substandard	—	412	—	—	—	7,675	—	—	8,087
Multifamily
Pass	179,055	1,184,329	2,008,126	725,123	822,411	714,638	—	—	5,633,682
Special mention	—	—	—	—	—	11,628	—	—	11,628
Construction and land
Pass	59,993	309,677	94,845	2,223	2,368	3,438	—	—	472,544
SBA secured by real estate
Pass	—	6,478	—	493	4,804	16,496	—	—	28,271
Substandard	—	—	131	—	536	7,462	—	—	8,129
Total investor loans secured by real estate	$310,500	$1,986,752	$2,655,460	$920,238	$1,145,258	$1,557,818	$—	$—	$8,576,026
Year-to-date gross charge-offs	—	—	217	—	1,582	3,653	—	—	5,452

	Term Loans by Vintage
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2023
Business loans secured by real estate
CRE owner-occupied
Pass	$19,014	$543,413	$660,967	$224,333	$211,283	$458,975	$—	$—	$2,117,985
Special mention	—	16,535	—	476	4,775	11,775	919	—	34,480
Substandard	—	15,539	2,162	5,505	3,873	11,790	—	—	38,869
Franchise real estate secured
Pass	10,580	39,239	124,424	25,697	15,731	72,342	—	—	288,013
Special mention	1,758	3,603	1,903	—	795	1,615	—	—	9,674
Substandard	—	3,964	—	—	2,571	292	—	—	6,827
SBA secured by real estate
Pass	113	9,334	7,634	1,979	4,109	22,417	—	—	45,586
Special mention	—	536	—	—	—	83	—	—	619
Substandard	—	—	—	—	—	4,536	—	—	4,536
Total loans secured by business real estate	31,465	632,163	797,090	257,990	243,137	583,825	919	—	2,546,589
Year-to-date gross charge-offs	—	—	318	191	—	1,861	—	—	2,370
Commercial loans
Commercial and industrial
Pass	46,765	172,987	160,275	40,988	110,526	146,310	966,733	6,518	1,651,102
Special mention	239	23,242	12,270	367	16	2,139	42,570	407	81,250
Substandard	425	8,052	2,689	588	173	1,138	26,462	14,187	53,714
Doubtful and loss	—	—	—	—	—	—	—	4,542	4,542
Franchise non-real estate secured
Pass	6,801	74,441	112,112	16,355	34,770	53,957	—	753	299,189
Special mention	433	845	1,633	—	627	692	—	—	4,230
Substandard	—	1,646	322	2,324	10,451	1,559	—	—	16,302
SBA non-real estate secured
Pass	1,075	4,485	343	113	1,464	2,490	—	—	9,970
Substandard	—	527	—	141	53	235	—	—	956
Total commercial loans	55,738	286,225	289,644	60,876	158,080	208,520	1,035,765	26,407	2,121,255
Year-to-date gross charge-offs	132	3,053	62	5	362	37	6,387	503	10,541
Retail loans
Single family residential
Pass	20	—	—	167	—	44,104	28,461	—	72,752
Consumer loans
Pass	—	—	3	9	5	788	1,144	—	1,949
Total retail loans	20	—	3	176	5	44,892	29,605	—	74,701
Year-to-date gross charge-offs	—	—	—	—	—	983	3	—	986
Loans held for investment before basis adjustment (1)	$397,723	$2,905,140	$3,742,197	$1,239,280	$1,546,480	$2,395,055	$1,066,289	$26,407	$13,318,571
Total year-to-date gross charge-offs	$132	$3,053	$597	$196	$1,944	$6,534	$6,390	$503	$19,349
______________________________
(1) Excludes the basis adjustment of $29.6 million to the carrying amount of certain loans included in fair value hedging relationships. Refer to Note 19 – Derivative Instruments for additional information.

The following tables stratify the loans held for investment portfolio by delinquency as of the periods indicated:

		Days Past Due(2)
(Dollars in thousands)	Current	30-59	60-89	90+	Total
December 31, 2024
Investor loans secured by real estate
CRE non-owner-occupied	$2,131,112	$—	$—	$—	$2,131,112
Multifamily	5,326,009	—	—	—	5,326,009
Construction and land	379,143	—	—	—	379,143
SBA secured by real estate	28,777	—	—	—	28,777
Total investor loans secured by real estate	7,865,041	—	—	—	7,865,041
Business loans secured by real estate
CRE owner-occupied	1,995,144	—	—	—	1,995,144
Franchise real estate secured	255,694	—	—	—	255,694
SBA secured by real estate	43,978	—	—	—	43,978
Total business loans secured by real estate	2,294,816	—	—	—	2,294,816
Commercial loans
Commercial and industrial	1,483,926	824	349	1,241	1,486,340
Franchise non-real estate secured	213,357	—	—	—	213,357
SBA not secured by real estate	8,017	49	—	20	8,086
Total commercial loans	1,705,300	873	349	1,261	1,707,783
Retail loans
Single family residential	186,603	136	—	—	186,739
Consumer loans	1,804	—	—	—	1,804
Total retail loans	188,407	136	—	—	188,543
Loans held for investment before basis adjustment (1)	$12,053,564	$1,009	$349	$1,261	$12,056,183

December 31, 2023
Investor loans secured by real estate
CRE non-owner-occupied	$2,421,360	$—	$—	$412	$2,421,772
Multifamily	5,645,310	—	—	—	5,645,310
Construction and land	472,544	—	—	—	472,544
SBA secured by real estate	35,980	—	—	420	36,400
Total investor loans secured by real estate	8,575,194	—	—	832	8,576,026
Business loans secured by real estate
CRE owner-occupied	2,186,679	—	—	4,655	2,191,334
Franchise real estate secured	304,222	292	—	—	304,514
SBA secured by real estate	50,604	137	—	—	50,741
Total business loans secured by real estate	2,541,505	429	—	4,655	2,546,589
Commercial loans
Commercial and industrial	1,788,855	228	1,294	231	1,790,608
Franchise non-real estate secured	318,162	1,559	—	—	319,721
SBA not secured by real estate	10,119	249	—	558	10,926
Total commercial loans	2,117,136	2,036	1,294	789	2,121,255
Retail loans
Single family residential	72,733	19	—	—	72,752
Consumer loans	1,949	—	—	—	1,949
Total retail loans	74,682	19	—	—	74,701
Loans held for investment before basis adjustment (1)	$13,308,517	$2,484	$1,294	$6,276	$13,318,571
______________________________
(1) Excludes the basis adjustment of $16.4 million and $29.6 million to the carrying amount of certain loans included in fair value hedging relationships as of December 31, 2024 and 2023, respectively. Refer to Note 19 – Derivative Instruments for additional information.
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

As of December 31, 2024, $28.0 million of loans were individually evaluated with no ACL attributed to such loans. At December 31, 2024, $17.1 million of individually evaluated loans were evaluated based on the underlying value of the collateral, and $10.9 million were evaluated using a discounted cash flow approach. All individually evaluated loans were on nonaccrual status at December 31, 2024.

As of December 31, 2023, $24.8 million of loans were individually evaluated with no ACL attributed to such loans. At December 31, 2023, $12.2 million of the individually evaluated loans were evaluated based on the underlying value of the collateral, and $12.6 million were evaluated using a discounted cash flow approach. All individually evaluated loans were on nonaccrual status at December 31, 2023.

Purchased Credit Deteriorated Loans
The Company analyzed acquired loans for more-than-insignificant deterioration in credit quality since their origination. Such loans are classified as purchased credit deteriorated loans. Please see Note 1 – Description of Business and Summary of Significant Accounting Policies for more information concerning the accounting for PCD loans. The Company had PCD loans of $275.4 million and $359.3 million at December 31, 2024 and 2023, respectively.

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

The Company typically does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the timely collection of principal or interest regardless of the length of past due status. However, when such loans are well-secured and in the process of collection, the Company may continue with the accrual of interest. The Company had loans on nonaccrual status of $28.0 million and $24.8 million at December 31, 2024 and 2023, respectively.

The Company did not record income from the receipt of cash payments related to nonaccruing loans during the years ended December 31, 2024, 2023, and 2022. The Company had no loans 90 days or more past due and still accruing at December 31, 2024 and 2023.

The following tables provide a summary of nonaccrual loans as of the dates indicated:

	Nonaccrual Loans (1)
	Collateral Dependent Loans		Non-Collateral Dependent Loans		Total Nonaccrual Loans	Nonaccrual Loans with No ACL
(Dollars in thousands)	Balance	ACL	Balance	ACL
December 31, 2024
Investor loans secured by real estate
CRE non-owner-occupied	$15,423	$—	$—	$—	$15,423	$15,423
SBA secured by real estate	409	—	—	—	409	409
Total investor loans secured by real estate	15,832	—	—	—	15,832	15,832
Commercial loans
Commercial and industrial	1,241	—	10,938	—	12,179	12,179
SBA non-real estate secured	20	—	—	—	20	20
Total commercial loans	1,261	—	10,938	—	12,199	12,199
Total nonaccrual loans	$17,093	$—	$10,938	$—	$28,031	$28,031

December 31, 2023
Investor loans secured by real estate
CRE non-owner-occupied	$412	$—	$—	$—	$412	$412
SBA secured by real estate	1,205	—	—	—	1,205	1,205
Total investor loans secured by real estate	1,617	—	—	—	1,617	1,617
Business loans secured by real estate
CRE owner-occupied	8,666	—	—	—	8,666	8,666
Total business loans secured by real estate	8,666	—	—	—	8,666	8,666
Commercial loans
Commercial and industrial	1,381	—	12,595	—	13,976	13,976
SBA non-real estate secured	558	—	—	—	558	558
Total commercial loans	1,939	—	12,595	—	14,534	14,534
Total nonaccrual loans	$12,222	$—	$12,595	$—	$24,817	$24,817
______________________________
(1) The ACL for nonaccrual loans is determined based on a discounted cash flow methodology unless the loan is considered collateral dependent; otherwise, the ACL for collateral dependent nonaccrual loans is determined based on the estimated fair value of the underlying collateral.

Residential Real Estate Loans In Process of Foreclosure

The Company had no consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of December 31, 2024 and 2023.

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

MLTBs were $13.6 million at December 31, 2024 and $12.6 million at December 31, 2023.

The following table shows the amortized cost of the MLTBs by class and type of modification, as well as the percentage of the loans modified to total loans in each class at and during the periods indicated:

	Year Ended December 31, 2024
	Combination of Other-than-Insignificant Payment Delay and Term Extension
(Dollars in thousands)	Balance	Percent of Total Class of Loans
Investor loans secured by real estate
CRE non-owner occupied	$13,563	0.64%
Total investor loans secured by real estate	$13,563

	Year Ended December 31, 2023
	Other-than-Insignificant Payment Delay
(Dollars in thousands)	Balance	Percent of Total Class of Loans
Commercial loans
Commercial and industrial	$12,595	0.70%
Total commercial loans	$12,595

The following table describes the financial effect of the loan modification made for the borrower experiencing financial difficulty during the year ended December 31, 2024:

Combination of Other-than-Insignificant Payment Delay and Term Extension
Investor loans secured by real estate
CRE non-owner-occupied	Consolidated 3 loans with varying maturities into a single loan that extended the weighted average maturity by 6 months, as well as 2 years of interest-only payments

The following table describes the financial effect of the loan modification made for the borrower experiencing financial difficulty during the year ended December 31, 2023:

Other-than-Insignificant Payment Delay
Commercial loans
Commercial and industrial	1 year of interest-only payments

During 2024 and 2023, there were no MLTBs that had a payment default and had been modified within the 12 months preceding the payment default (90 days or more past due).

The following table depicts the performance of the loans that were modified in the past 12 months as of the dates indicated:

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+	Total
December 31, 2024
Investor loans secured by real estate
CRE non-owner occupied	$13,563	$—	$—	$—	$13,563
Total investor loans secured by real estate	$13,563	$—	$—	$—	$13,563

December 31, 2023
Commercial loans
Commercial and industrial	$12,595	$—	$—	$—	$12,595
Total commercial loans	$12,595	$—	$—	$—	$12,595

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

	December 31, 2024
(Dollars in thousands)	Office Properties	Retail Properties	Land Properties	Hotel Properties	Other CRE Properties	Business Assets	Total
December 31, 2024
Investor loan secured by real estate
CRE non-owner-occupied	$13,563	$—	$—	$—	$1,860	$—	$15,423
SBA secured by real estate	—	—	—	409	—	—	409
Total investor loans secured by real estate	13,563	—	—	409	1,860	—	15,832
Commercial loans
Commercial and industrial	—	—	—	—	—	1,241	1,241
SBA non-real estate secured	—	—	—	—	—	20	20
Total commercial loans	—	—	—	—	—	1,261	1,261
Total collateral dependent loans	$13,563	$—	$—	$409	$1,860	$1,261	$17,093

	December 31, 2023
(Dollars in thousands)	Office Properties	Retail Properties	Land Properties	Hotel Properties	Other CRE Properties	Business Assets	Total
December 31, 2023
Investor loan secured by real estate
CRE non-owner-occupied	$—	$412	$—	$—	$—	$—	$412
SBA secured by real estate	—	—	—	1,205	—	—	1,205
Total investor loans secured by real estate	—	412	—	1,205	—	—	1,617
Business loans secured by real estate
CRE owner-occupied	4,011	—	4,655	—	—	—	8,666
Total business loans secured by real estate	4,011	—	4,655	—	—	—	8,666
Commercial loans
Commercial and industrial	—	—	231	—	—	1,150	1,381
SBA non-real estate secured	—	—	—	—	—	558	558
Total commercial loans	—	—	231	—	—	1,708	1,939
Total collateral dependent loans	$4,011	$412	$4,886	$1,205	$—	$1,708	$12,222

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

Probability of Default

The PD for investor loans secured by real estate is based largely on a model provided by a third party, using proxy loan information. The PDs generated by this model are reflective of current and expected economic conditions in the commercial real estate market, and how they are expected to impact loan level and property level attributes, and ultimately the likelihood of a default event occurring. This model incorporates assumptions for PD at a loan’s maturity. Significant loan and property level attributes include: loan-to-value (“LTV”) ratios, debt service coverage ratio, loan size, loan vintage, and property types.

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

Loss Given Default

LGDs for commercial real estate loans are derived from a third party, using proxy loan information, and are based on loan and property level characteristics for loans in the Company’s loan portfolio, such as: LTV ratio, estimated time to resolution, property size, and current and estimated future market price changes for underlying collateral. LGDs are highly dependent upon LTV ratios, and incorporates estimates for the expense associated with managing the loans through to resolution. LGDs also incorporate an estimate for the loss severity associated with loans where the borrower fails to meet their debt obligation at maturity, such as through a balloon payment or the refinancing of the loan through another lender. External factors that have an impact on LGDs include: changes in the index for CRE pricing, GDP growth rate, unemployment rates, and the Consumer Price Index. LGDs are applied to each loan in the commercial real estate portfolio, and in conjunction with the PD, produce estimates for net cash flows not expected to be collected over the estimated term of the loan.

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

Economic Forecasts

In order to develop reasonable and supportable forecasts of future conditions, the Company estimates how those forecasts are expected to impact a borrower’s ability to satisfy their obligation to the Bank and the ultimate collectability of future cash flows over the life of a loan. The Company uses macroeconomic scenarios from an independent third party. These scenarios are based on past events, current conditions, and the likelihood of future events occurring. These scenarios typically are comprised of: a base-case scenario, an upside scenario, representing slightly better economic conditions than currently experienced and, a downside scenario, representing recessionary conditions. Management evaluates appropriateness of economic scenarios and may decide that a particular economic scenario or a combination of probability-weighted economic scenarios should be used in the Company’s ACL model. The economic scenarios chosen for the model, the extent to which more than one scenario is used, and the weights that are assigned to them, are based on the likelihood that the economy would perform better than each scenario, which is based in part on analysis performed by an independent third party. Economic scenarios chosen, as well as the assumptions within those scenarios, and whether to use a probability-weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events. The Company’s ACL model at December 31, 2024 includes assumptions concerning the interest rate environment, general uncertainty concerning future economic conditions, and the potential for recessionary conditions.

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

As of December 31, 2024, qualitative adjustments primarily relate to certain segments of the loan portfolio deemed by management to be of a higher-risk profile or other factors where management believes the quantitative component of the Company’s ACL model may not be fully reflective of levels deemed adequate in the judgement of management. Certain qualitative adjustments also relate to heightened uncertainty as to future macroeconomic conditions and the related impact on certain loan segments. Management reviews the need for an appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.

The following tables provide the allocation of the ACL for loans held for investment as well as the activity in the ACL attributed to various segments in the loan portfolio as of, and for the periods indicated:

	For the Year Ended December 31, 2024
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner-occupied	$31,030	$(7,483)	$1,500	$1,361	$26,408
Multifamily	56,312	(7,372)	5	4,360	53,305
Construction and land	9,314	—	—	(4,084)	5,230
SBA secured by real estate	2,182	(696)	194	42	1,722
Business loans secured by real estate
CRE owner-occupied	28,787	(5,983)	184	8,806	31,794
Franchise real estate secured	7,499	(212)	—	(1,451)	5,836
SBA secured by real estate	4,427	—	5	(601)	3,831
Commercial loans
Commercial and industrial	36,692	(3,837)	622	4,126	37,603
Franchise non-real estate secured	15,131	(100)	3,609	(7,846)	10,794
SBA non-real estate secured	458	(7)	12	(104)	359
Retail loans
Single family residential	505	—	3	685	1,193
Consumer loans	134	(896)	4	869	111
Totals	$192,471	$(26,586)	$6,138	$6,163	$178,186

	For the Year Ended December 31, 2023
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner-occupied	$33,692	$(3,472)	$159	$651	$31,030
Multifamily	56,334	(1,872)	1	1,849	56,312
Construction and land	7,114	—	—	2,200	9,314
SBA secured by real estate	2,592	(108)	—	(302)	2,182
Business loans secured by real estate
CRE owner-occupied	32,340	(2,370)	40	(1,223)	28,787
Franchise real estate secured	7,019	—	—	480	7,499
SBA secured by real estate	4,348	—	248	(169)	4,427
Commercial loans
Commercial and industrial	35,169	(10,474)	1,041	10,956	36,692
Franchise non-real estate secured	16,029	—	150	(1,048)	15,131
SBA non-real estate secured	441	(67)	71	13	458
Retail loans
Single family residential	352	(90)	1	242	505
Consumer loans	221	(896)	35	774	134
Totals	$195,651	$(19,349)	$1,746	$14,423	$192,471

	For the Year Ended December 31, 2022
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner-occupied	$37,380	$(4,760)	$—	$1,072	$33,692
Multifamily	55,209	—	—	1,125	56,334
Construction and land	5,211	—	—	1,903	7,114
SBA secured by real estate	3,201	(70)	—	(539)	2,592
Business loans secured by real estate
CRE owner-occupied	29,575	—	56	2,709	32,340
Franchise real estate secured	7,985	—	—	(966)	7,019
SBA secured by real estate	4,866	—	—	(518)	4,348
Commercial loans
Commercial and industrial	38,136	(8,387)	2,904	2,516	35,169
Franchise non-real estate secured	15,084	(448)	—	1,393	16,029
SBA non-real estate secured	565	(50)	51	(125)	441
Retail loans
Single family residential	255	—	148	(51)	352
Consumer loans	285	(4)	—	(60)	221
Totals	$197,752	$(13,719)	$3,159	$8,459	$195,651

The decrease in the ACL for loans held for investment during 2024 of $14.3 million was reflective of $20.4 million in net charge-offs, partially offset by $6.2 million in provision for credit losses. During 2024, the provision for credit losses was driven in large part by loans within the investor and business loans secured by real estate and retail loans segments, partially offset by a reversal of provision for credit losses within the commercial loans segment. The provisions for credit losses in the investor and business loans secured by real estate segments totaling $1.7 million and $6.8 million, respectively, were attributed to changes in economic forecasts, partially offset by a decrease in the balances of loans as well as improvements in asset quality in investor loans secured by real estate. Additionally, the decrease in the balance of construction and land loans, franchise real estate secured loans, and SBA real estate secured loans was the primary factor behind the reversal of provision for credit losses during 2024 for these loan classes. The provision for credit losses for the retail loans segment totaling $1.6 million was largely attributed to changes in economic forecasts as well as an increase in single family residential loans stemming from loan purchases in the fourth quarter of 2024. The reversal of provision for credit losses for commercial loans totaling $3.8 million was largely attributed to a decrease in the balance of loans throughout this segment, which was the primary driver behind the reversal of provision for credit losses in the franchise non-real estate secured and SBA non-real estate secured loan classes. The impact of lower loan balances within this segment was partially offset by changes in economic forecasts, which was the primary factor behind the provision for credit losses for C&I loans during 2024.

Charge-offs during 2024 were largely attributed to a $2.3 million charge-off on a CRE non-owner-occupied loan in the fourth quarter, a $1.2 million charge-off associated with the sale of a CRE owner-occupied loan in the third quarter, $11.5 million in charge-offs related to the sales of a substandard multifamily loan and a substandard CRE non-owner-occupied loan during the second quarter, and $5.7 million in charge-offs associated with the sales of various special mention and substandard CRE and franchise loans during the first quarter of 2024.

The decrease in the ACL for loans held for investment during 2023 of $3.2 million was reflective of $17.6 million in net charge-offs, partially offset by $14.4 million in provision for credit losses. The provision for credit losses in 2023 was largely attributed to $9.9 million in provision expense for commercial loans, as well as $4.4 million in provision expense for investor loans secured by real estate. The provision expense for commercial loans was attributed to changes in economic forecasts, as well as unfavorable changes in asset quality for C&I loans within that segment, offset in part by decreases in loan balances across the segment. The provision expense for the investor loans secured by real estate segment was attributed to changes in economic forecasts on loans, partially offset by improvements in asset quality and the decreases in loan balances.

Charge-offs during 2023 were largely attributed to $7.2 million related to two C&I lending relationships, $3.4 million related to two CRE non-owner-occupied lending relationships, $1.7 million related to one CRE owner-occupied lending relationship, and $1.6 million related to one multifamily lending relationship.

Allowance for Credit Losses for Off-Balance Sheet Commitments

The Company maintains an ACL for off-balance sheet commitments related to unfunded loans and lines of credit, which is included in other liabilities of the consolidated statements of financial condition.

The following table summarizes the activities in the ACL for off-balance sheet commitments for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Beginning ACL balance	$19,264	$23,641	$27,290
Provision for credit losses on off-balance sheet commitments	(1,358)	(4,377)	(3,649)
Ending ACL balance	$17,906	$19,264	$23,641

The decline in the allowance for off-balance sheet commitments in 2024 is attributed to a provision reversal for off-balance sheet commitments of $1.4 million, which was primarily related to a decrease in the balance of unfunded commitments, partially offset by the impact of changes in economic forecasts during 2024.

The decline in the allowance for off-balance sheet commitments in 2023 was attributed to a provision reversal of $4.4 million, which was primarily related to a decrease in the balance of unfunded commitments, changes in the mix of unfunded commitments between various loan segments, as well as qualitative adjustments during 2023.

Note 6 – Premises and Equipment

The Company’s premises and equipment consisted of the following at December 31:

(Dollars in thousands)	2024	2023
Land	$16,090	$16,090
Premises	20,368	19,756
Leasehold improvements	43,693	43,054
Furniture, fixtures, and equipment	54,537	53,100
Automobiles	143	143
Software	1,715	1,669
Total	136,546	133,812
Less: accumulated depreciation	87,966	77,136
Premises and equipment, net	$48,580	$56,676

Depreciation expense for premises and equipment was $11.7 million for 2024, $13.8 million for 2023, and $14.8 million for 2022.

Note 7 – Goodwill and Other Intangible Assets

The Company had goodwill of $901.3 million at December 31, 2024 and 2023. The Company did not record any adjustments to goodwill in 2024 and 2023.

The Company’s policy is to assess goodwill for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe the value of goodwill may be impaired. During the fourth quarter of 2024, the Company voluntarily changed the date of its annual impairment assessment from November 30th to October 1st. This change is preferable because it allows more time for the preparation and review of the annual goodwill impairment assessment. This change did not have a material impact on the Company’s financial statements, nor does the Company believe the change in the goodwill impairment assessment date results in a material change to the method of applying the associated accounting principle. This change has been applied prospectively, as retrospective application is deemed impracticable due to the inability to objectively determine the assumptions and significant estimates used in earlier periods without the benefit of hindsight. Further, this change did not result, nor does the Company expect this change to result in a delay, acceleration, or avoidance of an impairment charge.

Other intangible assets with definite lives were $32.2 million at December 31, 2024, consisting of $30.5 million in core deposit intangibles and $1.7 million in customer relationship intangibles. At December 31, 2023, other intangible assets were $43.3 million, consisting of $41.2 million in core deposit intangibles and $2.1 million in customer relationship intangibles. The following table summarizes the change in the balances of core deposit and customer relationship intangible assets, and the related accumulated amortization for the years ended December 31:

(Dollars in thousands)	2024	2023	2022
Gross balance of intangible assets:
Balance, beginning of year	$145,212	$145,212	$145,212
Additions due to acquisitions	—	—	—
Balance, end of year	145,212	145,212	145,212
Accumulated amortization:
Balance, beginning of year	(101,927)	(89,624)	(75,641)
Amortization	(11,091)	(12,303)	(13,983)
Balance, end of year	(113,018)	(101,927)	(89,624)
Net intangible assets, end of year	$32,194	$43,285	$55,588

The Company amortizes core deposit intangibles and customer relationship intangibles based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of customer relationship intangibles. The amortization periods typically range from six to eleven years. The estimated aggregate amortization expense related to our core deposit and customer relationship intangible assets for each of the next five years succeeding December 31, 2024, in order from the present, is $10.0 million, $8.9 million, $7.2 million, $4.0 million, and $1.5 million. The Company’s core deposit and customer relationship intangibles are evaluated annually for impairment or more frequently if events and circumstances lead management to believe their value may not be recoverable. The Company is unaware of any events and/or circumstances that would indicate the value of customer relationship intangible assets are impaired as of December 31, 2024.

Note 8 – Bank Owned Life Insurance

At December 31, 2024 and 2023, the Company had investments in BOLI of $485.0 million and $471.2 million, respectively. The Company recorded noninterest income associated with the BOLI policies of $17.1 million, $14.1 million, and $13.2 million for the years ending December 31, 2024, 2023, and 2022, respectively.

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

Note 9 – Tax Equity Investments

The Company makes investments in the equity of certain limited partnerships or limited liability companies that typically qualify for credit under the Community Reinvestment Act. Certain of these equity investments are associated with affordable housing projects that generate low-income housing tax credit (“LIHTC”) and other income tax benefits for the Company.

The Company typically accounts for tax equity investments using the proportional amortization method, if certain criteria are met. The election to account for tax equity investments using the proportional amortization method is done so on a tax credit program-by-tax credit program basis. Under the proportional amortization method, the Company amortizes the initial cost of the investment, which is inclusive of any commitments to make future equity contributions, in proportion to the income tax credits and other income tax benefits that are allocated to the Company over the period of the investment. The net benefits of these investments, which are comprised of income tax credits and operating loss income tax benefits, net of investment amortization, are recognized in the income statement as a component of income tax expense. At December 31, 2024 and 2023 the carrying value of these investments was $85.3 million and $88.8 million, respectively, and are included in other assets in the consolidated statements of financial position.

As of December 31, 2024, the Company’s unfunded commitments associated with tax equity investments, which are comprised of investments in affordable housing partnerships, were estimated to be due as follows:

(Dollars in thousands)	Amount
Year Ending December 31,
2025	$18,111
2026	12,317
2027	899
2028	573
2029	299
Thereafter	2,625
Total unfunded commitments	$34,824

The following table presents income tax credits and other income tax benefits, as well as amortization expense, associated with investments in qualified affordable housing partnerships where the proportional amortization method of accounting has been applied for the years ended December 31, 2024, 2023, and 2022.

(Dollars in thousands)	2024	2023	2022
Tax credit and other tax benefits recognized	$17,471	$16,292	$14,180
Amortization of investments	$13,500	$13,089	$12,070

For the year ended December 31, 2024, non-income-tax-related income of $371,000 associated with a tax equity investment was included in other income in the consolidated statements of income. There was no non-income-tax-related activity associated with tax equity investments recorded outside of income tax expense for the years ended December 31, 2023 and 2022. There were no impairment losses recorded on tax equity investments for the years ended December 31, 2024, 2023, and 2022.

Note 10 – Variable Interest Entities

The Company is involved with VIEs through its loan securitization activities and affordable housing investments that qualify for the low-income housing tax credit. The Company has determined that its interests in these entities meet the definition of variable interests.

As of December 31, 2024 and 2023, the Company determined it was not the primary beneficiary of the VIEs and did not consolidate its interests in VIEs. The following table provides a summary of the carrying amount of assets and liabilities in the Company’s consolidated statements of financial condition and maximum exposure to loss as of December 31, 2024 and 2023 that relate to variable interests in non-consolidated VIEs.

	December 31, 2024			December 31, 2023
(Dollars in thousands)	Maximum Loss	Assets	Liabilities	Maximum Loss	Assets	Liabilities
Multifamily loan securitization:
Investment securities (1)	$37,300	$37,300	$—	$48,204	$48,204	$—
Reimbursement obligation (2)	37,354	—	274	47,994	—	345
Affordable housing partnership:
Other investments (3)	50,511	85,335	—	57,016	89,085	—
Unfunded equity commitments (2)	—	—	34,824	—	—	32,070
Total	$125,165	$122,635	$35,098	$153,214	$137,289	$32,415
______________________________
(1) Included in AFS investment securities on the consolidated statements of financial condition.
(2) Included in accrued expenses and other liabilities on the consolidated statements of financial condition.
(3) Included in other assets on the consolidated statements of financial condition.

Multifamily Loan Securitization

With respect to the securitization transaction with Freddie Mac discussed in Note 4 – Loans Held for Investment, the Company’s variable interests reside with the underlying Freddie Mac-issued guaranteed, structured pass-through certificates that were held as AFS investment securities at fair value as of December 31, 2024. Additionally, the Company has variable interests through a reimbursement agreement executed by Freddie Mac that obligates the Company to reimburse Freddie Mac for any defaulted contractual principal and interest payments identified after the ultimate resolution of the defaulted loans. Such reimbursement obligations are not to exceed 10% of the original principal amount of the loans comprising the securitization pool.

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

We believe that our maximum exposure to loss as a result of our involvement with the VIE associated with the securitization is the carrying value of the investment securities issued by Freddie Mac and purchased by the Company. Additionally, our maximum exposure to loss under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $50.9 million. As the total outstanding principal amount of the underlying loans decreased below the aforementioned reimbursement threshold, the maximum exposure was the total outstanding principal amount of the underlying loans of $37.4 million at December 31, 2024 and $48.0 million at December 31, 2023. Based upon our analysis of quantitative and qualitative data over the underlying loans included in the securitization pool, as of December 31, 2024 and 2023, our reserve for estimated losses with respect to the reimbursement obligation was $274,000 and $345,000, respectively.

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

The Company’s maximum exposure to loss, exclusive of any potential realization of tax credits, is equal to the commitments invested, adjusted for amortization. The amount of unfunded commitments was included in the investments recognized as assets with a corresponding liability. The preceding table summarizes the amount of tax credit investments held as assets, the amount of unfunded commitments recognized as liabilities, and the maximum exposure to loss as of December 31, 2024 and 2023, respectively. See Note 9 – Tax Equity Investments for additional information on equity investments that generate LIHTC and other income tax benefits for the Company.

Note 11 – Deposit Accounts

Deposit accounts and the end-of-period weighted average interest rates paid consisted of the following at December 31:

	2024			2023
(Dollars in thousands)	Amount	% of Total Deposits	Weighted Average Interest Rate	Amount	% of Total Deposits	Weighted Average Interest Rate
Noninterest-bearing checking	$4,617,013	31.9%	—%	$4,932,817	32.9%	—%
Interest-bearing checking	2,898,810	20.0%	1.58%	2,899,621	19.3%	1.38%
Money market	4,577,646	31.7%	2.34%	4,572,693	30.5%	2.00%
Savings	260,283	1.8%	0.37%	295,749	2.0%	0.29%
Total transaction accounts	12,353,752	85.4%	1.24%	12,700,880	84.7%	1.04%

Time deposit accounts
$250,000 or less	1,045,605	7.2%	4.38%	853,013	5.7%	4.04%
Greater than $250,000	1,064,345	7.4%	4.62%	1,441,733	9.6%	4.56%
Total time deposit accounts	2,109,950	14.6%	4.50%	2,294,746	15.3%	4.37%
Total deposits	$14,463,702	100.0%	1.72%	$14,995,626	100.0%	1.55%

The aggregate annual maturities of certificates of deposit accounts at December 31, 2024 were as follows:

	2024
(Dollars in thousands)	Amount	Weighted Average Interest Rate
Within 3 months	$828,901	4.70%
4 to 6 months	699,649	4.47%
7 to 12 months	423,014	4.29%
13 to 24 months	153,350	4.29%
25 to 36 months	3,218	0.44%
37 to 60 months	1,818	0.05%
Total	$2,109,950	4.50%

Interest expense on deposit accounts for the years ended December 31 is summarized as follows:

(Dollars in thousands)	2024	2023	2022
Checking accounts	$42,704	$36,520	$6,351
Money market accounts	106,126	69,917	12,735
Savings	951	915	391
Certificates of deposit accounts	108,207	110,095	20,616
Total	$257,988	$217,447	$40,093

Accrued interest on deposits, which is included in accrued expenses and other liabilities, was $10.1 million at December 31, 2024 and $16.3 million at December 31, 2023.

Note 12 – Federal Home Loan Bank Advances and Other Borrowings

As of December 31, 2024, the Company had a line of credit with the FHLB that provided for advances totaling up to 35% of the Company’s assets, equating to a credit line of $6.27 billion, of which $4.81 billion was remaining available for borrowing based on collateral pledged by qualifying real estate loans with an aggregate carrying value of $7.21 billion.

At December 31, 2024, the Company had no outstanding FHLB advances, compared to $600.0 million in term advances at December 31, 2023. The term advances had a weighted average interest rate of 3.17% as of December 31, 2023.

At December 31, 2024, the Bank had unsecured lines of credit with seven correspondent banks for a total amount of $390.0 million and access through the Federal Reserve Bank’s discount window to borrow $3.84 billion secured by investment securities. At December 31, 2024 and 2023, the Company had no outstanding balances against these lines.

The Company maintains additional sources of liquidity at the Corporation level. The Corporation maintains a line of credit with U.S. Bank with availability of $25.0 million that will expire on September 24, 2025. At December 31, 2024 and 2023, the Corporation had no outstanding balances against this line.

Note 13 – Subordinated Debentures

As of December 31, 2024, the Company had two subordinated notes with an aggregate carrying value of $272.4 million and a weighted interest rate of 6.30%, compared to three subordinated notes with an aggregate carrying value of $331.8 million with a weighted interest rate of 5.31% at December 31, 2023. The decrease of $59.4 million was primarily due to the maturity of $60.0 million of subordinated notes due 2024 (the “Notes I”) issued in August 2014, partially offset by the amortization of debt issuance costs. The Note I, with an annual fixed rate of 5.75%, matured on September 3, 2024.

In May 2019, the Corporation issued $125.0 million in aggregate principal amount of 7.285% Fixed-to-Floating Rate Subordinated Notes due May 15, 2029 (the “Notes II”), at a public offering price equal to 100% of the aggregate principal amount of the Notes II. The Corporation may redeem the Notes II on or after May 15, 2024. From and including the issue date, but excluding May 15, 2024, the Notes II bore interest at an initial fixed rate of 4.875% per annum, payable semi-annually. Upon the cessation of LIBOR on June 30, 2023, the original 3-month LIBOR-based floating benchmark rate plus a spread of 2.50% after May 15, 2024 for the Notes II transitioned to 3-month term SOFR as successor base rate plus a spread of 2.762% per annum, payable quarterly in arrears. Principal and interest are due upon early redemption at any time, including prior to May 15, 2024 at our option, in whole but not in part, under the occurrence of special events defined within the trust indenture. At December 31, 2024, 80% of the Notes II qualify as Tier 2 Capital as the remaining maturity is less than five years pursuant to regulatory capital rule. At December 31, 2024, the carrying value of the Notes II was $123.9 million, net of unamortized debt issuance cost of $1.1 million, with a floating rate of 7.285% per annum.

In June 2020, the Corporation issued $150.0 million aggregate principal amount of its 5.375% fixed-to-floating rate subordinated notes due 2030 (the “Notes III”) at a public offering price equal to 100% of the aggregate principal amount of the Notes III. The Corporation may redeem the Notes III on or after June 14, 2025. Interest on the Notes III accrue at a rate equal to 5.375% per annum from and including June 15, 2020 to, but excluding, June 15, 2025, payable semiannually in arrears. From and including June 15, 2025 to, but excluding, June 15, 2030 or the earlier redemption date, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be 3-month term SOFR, plus a spread of 5.17%, payable quarterly in arrears. Principal and interest are due upon early redemption at any time, including prior to June 15, 2025 at our option, in whole but not in part, under the occurrence of special events defined within the trust indenture. At December 31, 2024, 100% of the Notes III qualified as Tier 2 capital. At December 31, 2024, the carrying value of the Notes III was $148.6 million, net of unamortized debt issuance cost of $1.4 million.

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

The following table summarizes our outstanding subordinated debentures, the related contractual rates, and maturity dates as of December 31:

				2024	2023
(Dollars in thousands)	Stated Maturity	Current Interest Rate	Current Principal Balance	Carrying Value
Subordinated notes
Subordinated notes due 2024, 5.75% per annum	September 3, 2024	5.75%	$—	$—	$59,910
Subordinated notes due 2029, 4.875% per annum until May 15, 2024, 3-month SOFR +2.762% thereafter	May 15, 2029	7.285%	125,000	123,896	123,641
Subordinated notes due 2030, 5.375% per annum until June 15, 2025, 3-month SOFR +5.17% thereafter	June 15, 2030	5.375%	150,000	148,553	148,291
Total subordinated debentures			$275,000	$272,449	$331,842

Note 14 – Income Taxes

The following presents the components of income tax expense for the years ended December 31:

(Dollars in thousands)	2024	2023	2022
Current income tax provision (benefit):
Federal	$31,617	$(2,231)	$61,962
State	18,267	1,458	32,754
Total current income tax provision (benefit)	49,884	(773)	94,716
Deferred income tax provision:
Federal	2,949	3,127	3,705
State	834	835	2,194
Total deferred income tax provision	3,783	3,962	5,899
Total income tax provision	$53,667	$3,189	$100,615

Reconciliations from statutory federal income taxes, which are based on a statutory rate of 21% for 2024, 2023, and 2022, to the Company’s total effective income tax provisions for the years ended December 31 are as follows:

(Dollars in thousands)	2024	2023	2022
Statutory federal income tax provision	$44,619	$7,149	$80,715
State taxes, net of federal income tax effect	14,145	1,132	27,986
BOLI	(2,989)	(2,402)	(2,238)
Tax-exempt interest	(2,442)	(3,084)	(5,215)
LIHTC investments	(2,577)	(2,653)	(2,441)
Stock-based compensation shortfall (windfall)	1,529	(49)	(1,954)
Section 162(m) of the Internal Revenue Code	829	1,825	2,956
Nondeductible meals and parking	607	736	588
Other	(54)	535	218
Total income tax provision	$53,667	$3,189	$100,615

Deferred tax assets (liabilities) were comprised of the following temporary differences between the financial statement carrying amounts and the tax basis of assets at December 31:

(Dollars in thousands)	2024	2023
Deferred tax assets:
Accrued expenses	$5,947	$5,013
Net operating loss	3,464	7,885
Allowance for credit losses, net of bad debt charge-offs	55,342	60,007
Deferred compensation	2,728	2,940
State taxes	3,452	332
Loan net discounts	9,353	12,240
Stock-based compensation	5,041	4,444
Operating lease liabilities	15,631	13,313
Unrealized loss on AFS investment securities	29,750	39,253
Federal and state credit carryovers	434	157
Other	—	740
Total deferred tax assets	131,142	146,324
Deferred tax liabilities:
Operating lease right-of-use assets	(13,501)	(11,742)
Core deposit intangibles	(8,067)	(10,843)
Loan origination costs	(5,656)	(6,666)
Depreciation	(2,173)	(3,493)
Other	(1,450)	—
Total deferred tax liabilities	(30,847)	(32,744)
Valuation allowance	—	—
Net deferred tax assets	$100,295	$113,580

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and the tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of December 31, 2024 and 2023.

As of December 31, 2024, the Company had federal and state net operating loss carryforwards of approximately $14.9 million and $4.8 million, respectively. The federal and state net operating losses will begin to expire in 2026 and 2029, respectively, unless previously utilized. In addition, the Company has a state tax credit carryforward of $549,000, which is scheduled to expire by 2029.

Under Section 382 of the Internal Revenue Code, annual use of our net operating losses and tax credits may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The Company’s federal and state net operating losses are subject to the limitation under Section 382. The Company is expected to fully utilize the federal and state net operating losses before expiration with the application of the Section 382 annual limitation.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income and franchise tax in multiple state jurisdictions. The statute of limitations related to the consolidated Federal income tax returns is closed for all tax years up to and including 2020. The expirations of the statutes of limitations related to the various state income and franchise tax returns vary by state.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows:

(Dollars in thousands)	2024	2023
Balance at January 1,	$1,437	$1,437
Increases based on tax positions related to prior years	—	—
Decreases related to settlements with taxing authorities	—	—
Decreases related to lapse of statute of limitation	(1,057)	—
Balance at December 31,	$380	$1,437

The total amount of unrecognized tax benefits was $380,000 and $1.4 million at December 31, 2024 and 2023, respectively, and is primarily comprised of unrecognized tax benefits related to the Opus acquisition in 2020. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $149,000 and $563,000 at December 31, 2024 and 2023, respectively. It is reasonably possible that $380,000 of the Company's unrecognized tax benefits may be recognized within the next 12 months due to a lapse of the statute of limitations.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $99,000 and $200,000 for such interest at December 31, 2024 and 2023, respectively. No amounts for penalties were accrued at December 31, 2024 and 2023.

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

The following table presents a summary of the Company’s commitments to extend credit described below as of the dates indicated:

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023
Loan commitments to extend credit	$1,490,440	$1,655,078
Standby letters of credit	42,183	48,392
Total	$1,532,623	$1,703,470

The balance at December 31, 2024 and 2023 is primarily composed of $1.32 billion and $1.43 billion of undisbursed commitments for C&I loans, respectively.

The Company maintains an allowance for credit losses for off-balance sheet commitments to provide for commitments associated with undisbursed loan funds and unused lines of credit. The allowance for credit losses for off-balance sheet commitments was $17.9 million and $19.3 million at December 31, 2024 and 2023, respectively. See Note 5 – Allowance for Credit Losses for additional information.

Other Commitments

The Company has commitments to invest in qualified affordable housing partnerships that qualify for CRA credit and generate LIHTC and other tax benefits as discussed in Note 9 – Tax Equity Investments. As of December 31, 2024 and 2023, LIHTC commitments totaled $34.8 million and $32.1 million, respectively.

Trust Custodial Asset Accounts

The Company’s Pacific Premier Trust division holds certain assets in custodial capacity on behalf of our trust customers, which are not included in our consolidated financial statement of condition. The total trust custodial assets under custody was approximately $18.16 billion and $16.92 billion at December 31, 2024 and 2023, respectively.

Legal Proceedings

The Company is not involved in any material pending legal proceedings, other than those occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the financial condition or results of operations of the Company.

Note 16 – Benefit Plans and Stock-based Compensation

401(k) Plan. The Bank maintains an Employee Savings Plan (the “401(k) Plan”) which qualifies under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute from 1% to 99% of their compensation, up to the dollar limit imposed by the IRS for tax purposes. In 2024, 2023, and 2022, the Bank matched 100% of contributions for the first three percent contributed and 50% on the next two percent contributed. Contributions made to the 401(k) Plan by the Bank amounted to $4.8 million for 2024, $4.8 million for 2023, and $5.1 million for 2022.

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

Pacific Premier Bancorp, Inc. Amended and Restated 2022 Long-Term Incentive Plan (the “2022 Plan”). On May 23, 2022, the Corporation’s stockholders approved the Company’s Amended and Restated 2022 Long-Term Incentive Plan (the “2022 Plan”), which restates the 2012 Long-Term Incentive Plan (the “2012 Plan”) previously in place in order to increase shares available under the 2012 Plan by 2,000,000 shares to total 7,000,000 shares of the common stock of the Corporation reserved for issuance to executive officers, employees, non-employee directors, consultants, or independent contractors. The maximum aggregate number of shares of common stock with respect to one or more awards that may be granted to any one person during any one calendar year shall be 400,000 shares or 30,000 shares in the case of non-employee directors. The 2022 Plan will be in effect for a period of ten years from May 23, 2022, the date the 2022 Plan was adopted. Awards granted may include incentive stock options, non-qualified stock options, restricted stock, restricted stock units including performance-based units, and stock appreciation rights. The awards generally have vesting periods ranging from one to five years, where such vesting may occur in either equal annual installments or one lump sum at the end of the vesting term. As of May 23, 2022, the 2022 Plan will be the only active equity plan pursuant to which we can grant equity awards to incentivize our employees. As of December 31, 2024, the total number of shares available to grant was 1.0 million.

Stock Options

As of December 31, 2024, there were 960 options outstanding on the 2005 Plan with zero available for future awards and there were 3,604 options outstanding on the 2015 Plan with zero available for future awards. As of December 31, 2024, there were 33,000 options outstanding on the 2022 Plan with 1,000,329 available for future awards. Below is a summary of the stock option activity in the 2005 Plan, 2015 Plan, and 2022 Plan (collectively, the “Plans”) for the year ended December 31, 2024:

	2024
(Dollars in thousands, except per share data)	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic value
Outstanding at the beginning of the year	96,850	$17.45
Granted	—	—
Exercised	(58,372)	15.55
Forfeited and expired	(914)	20.85
Outstanding at the end of the year	37,564	$20.32	1.01	$173
Vested and exercisable at the end of the year	37,564	$20.32	1.01	$173

The total intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was $173,000, $1.1 million, and $2.4 million, respectively.

There was no compensation expense related to stock options for the years ended December 31, 2024, 2023, and 2022. At December 31, 2024, there was no unrecognized compensation expense related to the options.

Restricted Stock Awards (“RSAs”)

Below is a summary of the activity for RSAs in the Plans for the year ended December 31, 2024:

	2024
	Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested at the beginning of the year	1,575,896	$29.62
Granted	788,544	22.72
Vested	(501,841)	31.18
Forfeited	(111,611)	28.26
Unvested at the end of the year	1,750,988	$26.11

The total grant date fair value of awards was $17.9 million for 2024 awards. At December 31, 2024, unrecognized compensation expense related to restricted stock awards is approximately $30.9 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units (“RSUs”)

Below is a summary of the activity for RSUs in the Plans for the year ended December 31, 2024:

	2024
	Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested at the beginning of the year	399,796	$35.04
Granted	200,231	17.29
Vested	(64,855)	45.68
Forfeited	(49,484)	59.24
Unvested at the end of the year	485,688	$26.22

The total grant date fair value of awards was $3.3 million for 2024 awards. At December 31, 2024, unrecognized compensation expense related to restricted stock units is approximately $3.5 million, which is expected to be recognized over a weighted-average period of 1.73 years.

Compensation expense for the years ended December 31, 2024, 2023, and 2022 related to the above restricted stock awards and restricted stock units amounted to $21.7 million, $19.4 million, and $18.9 million, respectively. Restricted stock awards and restricted stock units with a service condition for vesting are valued at the closing stock price on the date of grant and are expensed to stock-based compensation expense ratably under the straight-line attribution method over the requisite service period. Restricted stock units with a performance condition for vesting are valued at the closing stock price on the date of grant and the expense is estimated based on the share percentage payout expected to be achieved at vesting over a three-year performance period. The Company evaluates the probable outcome of the performance conditions quarterly and makes cumulative adjustments for current and prior periods in compensation expense in the period of change. Restricted stock units with a market condition for vesting are valued using a Monte Carlo valuation model and are expensed to stock-based compensation expense over a three-year performance period. The previously recognized compensation expense for awards with a market condition will reverse only if the requisite service is not rendered. For accounting on stock-based compensation plans, see Note 1 – Description of Business and Summary of Significant Accounting Policies for more information.

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

The expense incurred for the Salary Continuation Plan and SERP for each of the last three years ended December 31, 2024, 2023, and 2022 was $427,000, $456,000, and $485,000, respectively, resulting in a deferred compensation liability of $8.5 million and $9.0 million as of the years ended 2024 and 2023, respectively. In addition, with the acquisition of Plaza Bancorp, Inc., the Company acquired a deferred compensation plan that was funded and resulted in a deferred compensation liability in the amount of $1.2 million and $1.2 million as of the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, the total deferred compensation liabilities recorded in other liabilities on the consolidated statements of condition for these plans were $9.6 million and $10.3 million, respectively.

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

Equity Warrant Assets – The Company acquired equity warrant assets as a result of the acquisition of Opus. The warrants provide the Bank the right to purchase a specific number of equity shares of the underlying company’s equity at a certain price before expiration and contain net settlement terms qualifying as derivatives under ASC Topic 815 - Derivatives and Hedging. The fair value of equity warrant assets is determined using a Black-Scholes option pricing model and are classified as Level 3 within the fair value hierarchy due to the extent of unobservable inputs. The key assumptions used in determining the fair value include the exercise price of the warrants, valuation of the underlying entity's outstanding stock, expected term, risk-free interest rate, marketability discount for private company warrants, and price volatility. During 2023, the equity warrant assets were either settled or written off when the warrants were determined to not be exercisable as the underlying company’s fair market value was less than the value established in the warrant agreement.

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

The following fair value hierarchy tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	December 31, 2024
	Fair Value Measurement Using
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets
AFS investment securities:
U.S. Treasury	$—	$1,166,085	$—	$1,166,085
Agency	—	1,108	—	1,108
Corporate	—	392,258	—	392,258
Collateralized mortgage obligation	—	123,764	—	123,764
Total AFS investment securities	$—	$1,683,215	$—	$1,683,215

Equity securities	$784	$—	$—	$784

Derivative assets:
Foreign exchange contracts	$6	$—	$—	$6
Interest rate swaps (1)	—	5,638	—	5,638
Total derivative assets	$6	$5,638	$—	$5,644

Financial liabilities
Derivative liabilities:
Interest rate swaps	$—	$11,152	$—	$11,152
Total derivative liabilities	$—	$11,152	$—	$11,152
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

The following table is a reconciliation of the fair value of the equity warrants that are classified as Level 3 and measured on a recurring basis as of:

(Dollars in thousands)	2024	2023
Beginning Balance	$—	$1,894
Change in fair value (1)	—	(432)
Net exercise	—	(1,462)
Ending balance	$—	$—
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

At December 31, 2024, the Company’s individually evaluated collateral dependent loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisals available to management. The Company completed partial charge-offs on certain individually evaluated loans based on recent real estate or property appraisals and recorded the related reserves where applicable during the year ended December 31, 2024.

The following table presents our assets measured at fair value on a nonrecurring basis at December 31, 2024 and 2023.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2024
Financial assets
Collateral dependent loans	$—	$—	$13,563	$13,563
Total assets	$—	$—	$13,563	$13,563

December 31, 2023
Financial assets
Collateral dependent loans	$—	$—	$1,569	$1,569
Other real estate owned	—	—	248	248
Total assets	$—	$—	$1,817	$1,817

The following table presents quantitative information about Level 3 of fair value measurements for assets measured at fair value on a nonrecurring basis at December 31, 2024 and 2023.

	December 31, 2024
				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
December 31, 2024
Investor loans secured by real estate
CRE non-owner-occupied	$13,563	Fair value of collateral	Cost to sell	10.00%	10.00%	10.00%
Total individually evaluated loans	13,563
Total assets	$13,563

December 31, 2023
Investor loans secured by real estate
SBA secured by real estate (1)	$419	Fair value of collateral	Cost to sell	10.00%	10.00%	10.00%
Commercial loans
Commercial and industrial	1,150	Fair value of collateral	Cost to sell	7.00%	7.00%	7.00%
Total individually evaluated loans	1,569
Other real estate owned	248	Fair value of property	Cost to sell	10.00%	10.00%	10.00%
Total assets	$1,817
_________________________________________________
(1) SBA loans that are collateralized by hotel/motel real property.

Fair Values of Financial Instruments

The fair value estimates presented herein are based on pertinent information available to management as of the dates indicated, representing an exit price.

(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
December 31, 2024
Assets:
Cash and cash equivalents	$609,330	$609,330	$—	$—	$609,330
Interest-bearing time deposits with financial institutions	1,246	1,246	—	—	1,246
HTM investment securities	1,711,804	—	1,428,077	—	1,428,077
AFS investment securities	1,683,215	—	1,683,215	—	1,683,215
Equity securities	784	784	—	—	784
Loans held for sale	2,315	—	2,425	—	2,425
Loans held for investment, net	12,039,741	—	—	11,575,603	11,575,603
Derivative assets (1)	5,644	6	5,638	—	5,644
Accrued interest receivable	67,953	—	67,953	—	67,953
Liabilities:
Deposit accounts	14,463,702	—	14,478,071	—	14,478,071
Subordinated debentures	272,449	—	267,258	—	267,258
Derivative liabilities	11,152	—	11,152	—	11,152
Accrued interest payable	11,589	—	11,589	—	11,589

December 31, 2023
Assets:
Cash and cash equivalents	$936,473	$936,473	$—	$—	$936,473
Interest-bearing time deposits with financial institutions	995	995	—	—	995
HTM investment securities	1,729,541	—	1,485,506	—	1,485,506
AFS investment securities	1,140,071	—	1,140,071	—	1,140,071
Equity securities	759	759	—	—	759
Loans held for investment, net	13,289,020	—	—	12,562,323	12,562,323
Derivative assets (1)	5,644	1	5,643	—	5,644
Accrued interest receivable	68,516	—	68,516	—	68,516
Liabilities:
Deposit accounts	14,995,626	—	15,003,769	—	15,003,769
FHLB advances	600,000	—	592,480	—	592,480
Subordinated debentures	331,842	—	320,687	—	320,687
Derivative liabilities	10,715	10	10,705	—	10,715
Accrued interest payable	18,671	—	18,671	—	18,671
_______________________________________________________
(1) Represents amounts after the application of variation margin payments as settlements with central counterparties, where applicable. See Note 19 – Derivative Instruments for additional information.

Note 18 – Earnings Per Share

The Company’s RSAs contain non-forfeitable rights to dividends and therefore are considered participating securities. The Company calculates basic and diluted earnings per common share using the two-class method.

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

The following table sets forth the Company’s earnings per share calculations for the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2024	2023	2022
Basic
Net income	$158,802	$30,852	$283,743
Less: dividends and undistributed earnings allocated to participating securities	(2,860)	(2,061)	(3,405)
Net income allocated to common stockholders	$155,942	$28,791	$280,338

Weighted average common shares outstanding	94,579,358	94,113,132	93,718,293
Basic earnings per common share	$1.65	$0.31	$2.99

Diluted
Net income allocated to common stockholders	$155,942	$28,791	$280,338

Weighted average common shares outstanding	94,579,358	94,113,132	93,718,293
Dilutive effect of share-based compensation	103,528	123,743	373,168
Weighted average diluted common shares	94,682,886	94,236,875	94,091,461
Diluted earnings per common share	$1.65	$0.31	$2.98

RSUs or stock options are excluded from the computations of diluted earnings per share when their inclusion has an anti-dilutive effect. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. For the years ended December 31, 2024 and 2023, there were 44,231 and 71,447 weighted average RSUs that were anti-dilutive. There were no potential common shares that were anti-dilutive at December 31, 2022.

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

During 2024, as part of its interest rate risk management, the Company voluntarily discontinued portfolio layer method fair value hedges with an aggregate notional amount of $450.0 million associated with closed pools of fixed rate loans. When a portfolio layer method fair value hedge is discontinued, the hedged item is no longer adjusted for changes in the fair value of the hedged risk, also referred to as the basis adjustment. The basis adjustment, as of the date the fair value hedge is discontinued, is allocated on a proportionate basis to the remaining loans that previously comprised the closed pool. The basis adjustment is subsequently amortized or accreted into interest income using the interest method over the remaining lives of the individual loans. In addition, portfolio layer method fair value hedges with a notional amount totaling $600.0 million matured during 2024. At December 31, 2024 and December 31, 2023, interest rate swaps with an aggregate notional amount of $300.0 million and $1.35 billion, respectively, were designated as fair value hedges. Cash flows on derivatives designated as hedging instruments are classified in the statement of cash flows the same as the cash flows of the assets being hedged.

The following amounts were recorded on the consolidated statements of financial condition related to cumulative basis adjustment for fair value hedges as of the dates indicated:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2024		December 31, 2023
Loans held for investment(1)	$283,558	$1,320,449	$(15,815)	(2)	$(29,551)
Total	$283,558	$1,320,449	$(15,815)		$(29,551)
______________________________
(1) These amounts were included in the amortized cost basis of closed portfolios of loans held for investment used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At December 31, 2024 and 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $990.6 million and 3.25 billion, respectively; the cumulative basis adjustments associated with these hedging relationships was $(16.4) million and $(29.6) million, respectively; and the amounts of the designated hedged items were $300.0 million and $1.35 billion, respectively.
(2) At December 31, 2024, the balance included $628,000 hedging adjustment on discontinued hedging relationships.

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

Equity Warrant Assets – The Company acquired equity warrant assets as a result of the acquisition of Opus. The warrants provide the Bank the right to purchase a specific number of equity shares of the underlying company’s equity at a certain price before expiration and contain net settlement terms qualifying as derivatives under ASC Topic 815. The Company no longer has loans associated with these borrowers. Changes in the fair value of the warrants are recognized as a component of noninterest income with a corresponding offset within other assets. The total fair value of the warrants held in private companies was zero in other assets as of December 31, 2024 and 2023. During 2023, the equity warrant assets were either settled or written off when the warrants were determined to not be exercisable as the underlying company’s fair market value was less than the value established in the warrant agreement.

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

The following tables summarize the Company’s derivative instruments included in “other assets” and “other liabilities” in the consolidated statements of financial condition as of the dates indicated:

	December 31, 2024
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments designated as hedging instruments:
Fair value hedge - interest rate swap contracts	$300,000	$17,108	$—	$—
Total derivative designated as hedging instruments	300,000	17,108	—	—
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	361	6	—	—
Interest rate swap contracts	93,732	11,047	93,732	11,052
Total derivative not designated as hedging instruments	94,093	11,053	93,732	11,052
Total derivatives	$394,093	$28,161	$93,732	$11,052

Netting adjustments - cleared positions (1)		22,517		(100)
Total derivatives in the Balance Sheet		$5,644		$11,152

	December 31, 2023
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments designated as hedging instruments:
Fair value hedge - interest rate swap contracts	$600,000	$34,541	$750,000	$3,184
Total derivative designated as hedging instruments	600,000	34,541	750,000	3,184
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	19	1	410	10
Interest rate swap contracts	103,954	10,397	103,954	10,409
Total derivative not designated as hedging instruments	103,973	10,398	104,364	10,419
Total derivatives	$703,973	$44,939	$854,364	$13,603

Netting adjustments - cleared positions (1)		39,295		2,888
Total derivatives in the Balance Sheet		$5,644		$10,715
______________________________
(1) Netting adjustments represents the variation margin payments that are considered legal settlements of derivative exposure and applied to net the fair value of the respective derivative contracts in accordance with the applicable accounting guidance on the settle-to-market rule for cleared derivatives.

The following table presents the effect of fair value hedge accounting on the consolidated statements of income:

		For the Year Ended December 31,
(Dollars in thousands)	Location of Gain (Loss) Recognized in Income on Derivative Instruments	2024	2023	2022
Gain (loss) on fair value hedging relationships:
Hedged items - loans	Interest Income	$13,109	$32,375	$(56,328)
Interest rate swap contracts	Interest Income	12,541	5,721	68,322

The following table summarizes the effect of the derivative not designated as hedging instruments in the consolidated statements of income.

(Dollars in thousands)		For the Year Ended December 31,
Derivative Not Designated as Hedging Instruments:	Location of Gain (loss) Recognized in Income on Derivative Instruments	2024	2023	2022
Foreign exchange contracts	Other income	$704	$952	$490
Interest rate products	Other income	7	(11)	4
Equity warrants	Other income	—	(1,194)	4
Total		$711	$(253)	$498

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

Financial instruments that are eligible for offset in the consolidated statements of financial condition as of the periods indicated are presented in the table below:

				Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
(Dollars in thousands)	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition	Financial Instruments (2)	Cash Collateral (3)	Net Amount
December 31, 2024
Derivative assets:
Interest rate swaps	$5,638	$—	$5,638	$—	$(4,230)	$1,408
Total	$5,638	$—	$5,638	$—	$(4,230)	$1,408

Financial liabilities:
Interest rate swaps	$11,152	$—	$11,152	$—	$—	$11,152
Total	$11,152	$—	$11,152	$—	$—	$11,152

December 31, 2023
Derivative assets:
Interest rate swaps	$5,643	$—	$5,643	$—	$(4,610)	$1,033
Total	$5,643	$—	$5,643	$—	$(4,610)	$1,033

Financial liabilities:
Interest rate swaps	$10,705	$—	$10,705	$—	$—	$10,705
Total	$10,705	$—	$10,705	$—	$—	$10,705
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

Note 21 – Leases

The Company accounts for its leases in accordance with ASC 842, which requires the Company to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased asset. The Company’s leases primarily represent future obligations to make payments for the use of buildings or space for its operations. Liabilities to make future lease payments are recorded in accrued expenses and other liabilities, while right-of-use assets are recorded in other assets in the Company’s consolidated statements of financial condition. At December 31, 2024, all of the Company’s leases were classified as operating leases or short-term leases. Short-term leases are leases that have a term of 12 months or less at commencement.

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

The Company’s lease expense is recorded in premises and occupancy expense in the consolidated statements of income. The following table presents the components of lease expense for the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Operating leases	$18,094	$18,158	$18,541
Short-term leases	1,263	1,569	1,735
Total lease expense	$19,357	$19,727	$20,276

The following tables present supplemental information related to operating leases as of and for years ended:

	At December 31,
(Dollars in thousands)	2024	2023
Balance Sheet:
Operating lease right-of-use assets	$47,918	$41,555
Operating lease liabilities	$55,480	$47,115

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Cash Flows:
Operating cash outflows from operating leases	$17,390	$20,021	$20,061

The following tables provide information related to minimum contractual lease payments and other information associated with the Company’s leases as of December 31, 2024:

(Dollars in thousands)	2025	2026	2027	2028	2029	Thereafter	Total
December 31, 2024
Operating leases	$14,675	$14,064	$11,324	$9,480	$6,747	$7,068	$63,358
Total contractual base rents (1)	$14,675	$14,064	$11,324	$9,480	$6,747	$7,068	$63,358

Total liability to make lease payments							$55,480
Difference in undiscounted and discounted future lease payments							$7,878
Weighted average discount rate							5.56%
Weighted average remaining lease term (years)							4.7

(1) Contractual base rents reflect options to extend and renewals, and do not include property taxes and other operating expenses due under respective lease agreements.

The Company from time to time leases portions of space it owns to other parties. Income received from these transactions is recorded on a straight-line basis over the term of the sublease. For the years ended December 31, 2024, 2023, and 2022, rental income totaled $123,000, $264,000, and $362,000, respectively.

Note 22 – Related Party Transactions

Loans to the Company’s executive officers and directors are made in the ordinary course of business, in accordance with applicable regulations and the Company’s policies and procedures. At December 31, 2024 and 2023 there were no related party loans outstanding.

At December 31, 2024 and 2023, the Company had related party deposits of approximately $16.0 million and $14.6 million, respectively.

Note 23 – Segment Reporting

The Company has identified two operating segments: Commercial and Specialty Banking and Pacific Premier Trust. Only Commercial and Specialty Banking meets the quantitative thresholds under GAAP for disclosure and Pacific Premier Trust’s activities are largely complementary to the broader suite of financial products and services the Company offers its banking clients. The Company has concluded that it is managed on a consolidated basis as one reportable segment, and the measure of profit and loss is net income.

The Company primarily conducts commercial and specialty banking activities with operations in the Western Region of the United States, with branches in Arizona, California, Nevada, Oregon, and Washington. Our commercial and specialty banking operations comprise the majority of our business activities and largely consist of making commercial and commercial real estate loans tailored to small and middle market businesses, including the owners and employees of those businesses, as well as accepting deposits in the markets we serve. Revenues generated from these activities largely consist of interest income on loans and investment securities, net of interest paid on deposits and borrowed funds, as well as fee income generated from the various banking services we offer our clients. As part of the Company’s broader suite of financial products and services, the Company offers commercial escrow and exchange services through our Commerce Escrow division, as well as custodial and maintenance services for clients with self-directed IRA accounts under our Pacific Premier Trust division. Revenues generated from these activities consist of fee income. The Company’s business activities are collectively managed and monitored by the chief operating decision maker (“CODM”) in assessing performance and making decisions about the allocation of resources.

The Company’s CODM is a role shared by two executive officers, the Chairman, Chief Executive Officer, and President of the Company, as well as the President and Chief Operating Officer of the Bank. The CODM regularly monitors the performance of the Company through the use of internally derived reporting packages, which contain financial metrics of profit/loss, including net income, which is the measure of segment profit and loss, as well as other key performance indicators. The CODM uses such information to assess performance of the Company and make decisions that impact revenues, such as the levels and types of lending and the yields earned, as well as the acceptance of various types of deposits and the rates paid. The CODM also uses such information to monitor levels of noninterest income earned from the various services provided to the Company’s clients, and to monitor the level of expenses incurred associated with the various aspects of the Company’s business that support our clients, generate revenues, and are associated with the overall administration of the Company’s operations. Further, internal financial information is also used by the CODM to monitor credit quality and credit loss expense, and to make decisions concerning risk exposures in the Company’s loan portfolio.

Please refer to the consolidated statements of income for information concerning revenues, expenses, and the measure of segment profit and loss, which is net income. The consolidated statements of income also provide the categories of significant expenses regularly provided to the CODM. In addition, segment assets are reported in the consolidated statements of financial condition.

Note 24 – Parent Company Financial Information

The Corporation is a California-based bank holding company organized in 1997 as a Delaware corporation and owns 100% of the capital stock of the Bank, its principal operating subsidiary. The Bank was incorporated and commenced operations in 1983. Condensed financial statements of the Corporation are as follows:

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF FINANCIAL CONDITION
(Parent company only)
	At December 31,
(Dollars in thousands)	2024	2023
Assets
Cash and cash equivalents	$82,098	$72,696
Investment in subsidiaries	3,144,890	3,145,886
Other assets	3,183	5,180
Total assets	$3,230,171	$3,223,762
Liabilities
Subordinated debentures	$272,449	$331,842
Accrued expenses and other liabilities	1,979	9,339
Total liabilities	274,428	341,181
Total stockholders’ equity	2,955,743	2,882,581
Total liabilities and stockholders’ equity	$3,230,171	$3,223,762

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF OPERATIONS
(Parent company only)
	For the Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Income
Dividend income from the Bank	$219,108	$199,653	$131,160
Interest income	113	93	7
Noninterest income	52	—	—
Total income	219,273	199,746	131,167
Expense
Interest expense	19,546	18,244	18,242
Compensation and benefits	3,780	3,934	5,198
Other noninterest expense	4,217	3,785	3,881
Total expense	27,543	25,963	27,321
Income before income tax provision	191,730	173,783	103,846
Income tax benefit	(7,763)	(7,240)	(7,793)
Income before undistributed income of subsidiary	199,493	181,023	111,639
Equity in undistributed (losses) earnings of subsidiary	(40,691)	(150,171)	172,104
Net income	$158,802	$30,852	$283,743

PACIFIC PREMIER BANCORP, INC.
SUMMARY STATEMENTS OF CASH FLOWS
(Parent company only)
	For the Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$158,802	$30,852	$283,743
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	21,717	19,390	18,925
Equity in undistributed losses (earnings) of subsidiary	40,691	150,171	(172,104)
Deferred income tax expense (benefit)	4,684	(3,583)	230
Net change in accrued expenses and other liabilities	(6,753)	2,331	2,985
Net change in accrued interest receivable and other assets	(18,563)	(12,505)	(2,345)
Net cash provided by operating activities	200,578	186,656	131,434
Cash flows from investing activities:
Net cash provided by investing activities	—	—	—
Cash flows from financing activities:
Net change in short-term borrowings	—	—	(8,000)
Repayment of subordinated debentures	(60,000)	—	—
Cash dividends paid	(127,108)	(126,265)	(125,160)
Proceeds from exercise of stock options	908	966	873
Restricted stock surrendered and canceled	(4,976)	(6,373)	(8,918)
Net cash used in financing activities	(191,176)	(131,672)	(141,205)
Net change in cash and cash equivalents	9,402	54,984	(9,771)
Cash and cash equivalents, beginning of year	72,696	17,712	27,483
Cash and cash equivalents, end of year	$82,098	$72,696	$17,712

Note 25 – Subsequent Events

Quarterly Cash Dividend

On January 21, 2025, the Corporation's Board of Directors declared a $0.33 per share dividend, payable on February 10, 2025 to stockholders of record on February 3, 2025.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2024. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, our management believes that, as of December 31, 2024, our internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, issued an audit report on the Company’s internal control over financial reporting as of December 31, 2024. Such attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 and is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company's securities by directors, officers, and employees, that are designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards and disclosures.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Plans

On December 23, 2024, Edward E. Wilcox, President and Chief Operating Officer of the Bank, adopted a trading plan for the sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of the Securities Exchange Act Rule 10b5-1(c). Mr. Wilcox’s plan provides for the sale of up to 29,000 shares of the Company’s common stock in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and December 31, 2025. None of our directors or executive officers terminated a Rule 10b5-1 trading plan, or adopted or terminated a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2025 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2024. Such information is incorporated herein by reference.

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

Security Authorized for Issuance under Equity Compensation Plan Information

The following table provides information as of December 31, 2024, with respect to options outstanding and shares available for future option, restricted stock, and restricted stock unit awards under the Company’s active equity incentive plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders:
Pacific Premier Bancorp, Inc. Amended and Restated 2022 Stock Long-term Incentive Plan	518,688		$20.17		1,000,329
Heritage Oaks Bancorp, Inc. 2005 Equity Incentive Plan	960		22.59		—
Heritage Oaks Bancorp, Inc. 2015 Equity Incentive Plan	3,604		21.06		—
Equity compensation plans not approved by security holders	—		—		—
Total equity compensation plans	523,252	(1)	$20.32	(2)	1,000,329	(3)

(1) Consists of 37,564 shares issuable upon the exercise of outstanding stock options and 485,688 shares issuable in settlement of outstanding RSUs and dividend equivalent rights. Excludes 1,750,988 outstanding shares of unvested restricted stock (these do not constitute “rights” under SEC rules).
(2) The weighted-average exercise price includes all outstanding stock options but does not include restricted stock units, all of which do not have an exercise price. If restricted stock units were included in this calculation, treating such awards as having an exercise price of zero, the weighted average exercise price of outstanding options, warrants, and rights would be $1.46.
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

(1)The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Consolidated Statements of Financial Condition as of December 31, 2024 and 2023
Consolidated Statements of Income for the Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Other Comprehensive Income for the Years Ended December 31, 2024, 2023, and 2022
Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022
Notes to Consolidated Financial Statements

(2)All financial statement schedules are omitted because they are either inapplicable or the required information is included in the consolidated financial statements or related notes thereto.

(b)    The following exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc., as amended (1)
3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (1)
4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc.
4.2	Description of Registrant’s Securities (7)
4.3	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the SEC upon request
10.1	Salary Continuation Agreement between Pacific Premier Bank and Steven R. Gardner (2)*
10.2	Form of 2012 Long-Term Incentive Plan Incentive Stock Option Award Agreement (3)*
10.3	Form of 2012 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (3)*
10.4	Form of 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (4)*
10.5	Pacific Premier Bancorp, Inc. Amended and Restated 2022 Long-Term Incentive Plan (9)*
10.6	Form of Restricted Stock Unit Agreement under the Pacific Premier Bancorp, Inc. Amended and Restated 2012 Long-Term Incentive Plan (5)*
10.7	Amended Form of 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (non-NEOs) (6)*
10.8	Amended Form of 2012 Long-Term Incentive Plan Restricted Stock Award Agreement (NEOs) (6)*
10.9	Amended Form of 2012 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (6)*
10.10	Amended Form of 2012 Long-Term Incentive Plan Incentive Stock Option Award Agreement (6)*
10.11	Amended Form of 2012 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (6)*
10.12	Employment Agreement, effective as of August 30, 2021, by and among Pacific Premier Bancorp, Inc., Pacific Premier Bank and Steven R. Gardner (9)*
10.13	Employment Agreement, effective as of August 30, 2021, by and among Pacific Premier Bancorp, Inc., Pacific Premier Bank and Ronald J. Nicolas, Jr. (8)*
10.14	Employment Agreement, effective as of August 30, 2021, by and between Pacific Premier Bank and Edward E. Wilcox (8)*
10.15	Employment Agreement, effective as of August 30, 2021, by and between Pacific Premier Bank and Michael S. Karr (8)*
10.16	Employment Agreement, effective as of August 30, 2021, by and between Pacific Premier Bank and Thomas E. Rice (8)*
19	Pacific Premier Bancorp, Inc. Insider Trading and Disclosure Policy dated February 18, 2025
21	Subsidiaries of Pacific Premier Bancorp, Inc. (Reference is made to Item 1. Business for the required information.)
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
97	Pacific Premier Bancorp, Inc. Clawback Policy dated November 12, 2024
101.INS	XBRL Instance Document #
101.SCH	XBRL Taxonomy Extension Schema Document #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #
101.LAB	XBRL Taxonomy Extension Label Linkbase Document #
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #
104	The cover page of Pacific Premier Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (contained in Exhibit 101)

(1)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 15, 2018.
(2)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 19, 2006.
(3)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on June 4, 2012.
(4)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on June 2, 2017.
(5)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on February 1, 2016.
(6)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on November 16, 2017.
(7)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on February 28, 2020.
(8)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on September 3, 2021.
(9)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 24, 2022.
*	Management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.
By:	/s/ Steven R. Gardner
Steven R. Gardner
Chairman, Chief Executive Officer, and President

DATED: February 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Gardner	Chairman, Chief Executive Officer, and President (Principal Executive Officer)	February 28, 2025
Steven R. Gardner

/s/ Ronald J. Nicolas, Jr.	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2025
Ronald J. Nicolas, Jr.

/s/ Lori Wright	Senior Executive Vice President and Deputy Chief Financial Officer (Principal Accounting Officer)	February 28, 2025
Lori Wright

/s/ Ayad A. Fargo	Director	February 28, 2025
Ayad A Fargo

/s/ Stephanie Hsieh	Director	February 28, 2025
Stephanie Hsieh

/s/ Jeff C. Jones	Director	February 28, 2025
Jeff C. Jones

/s/ Rose McKinney-James	Director	February 28, 2025
Rose McKinney-James

/s/ M. Christian Mitchell	Director	February 28, 2025
M. Christian Mitchell

/s/ George M. Pereira	Director	February 28, 2025
George M. Pereira

/s/ Barbara S. Polsky	Director	February 28, 2025
Barbara S. Polsky

/s/ Zareh H. Sarrafian	Director	February 28, 2025
Zareh H. Sarrafian

/s/ Jaynie Miller Studenmund	Director	February 28, 2025
Jaynie Miller Studenmund

/s/ Richard C. Thomas	Director	February 28, 2025
Richard C. Thomas